Form 10-Q
period 2001-06-30
NEW RC INC
filed 2001-08-08
CIK 1135971

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended			June 30, 2001

Commission File Number			000-33049

New RC, Inc. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)			52-2297449 (I.R.S. Employer Identification No.)

1900 Pennsylvania Avenue, N.W., Washington, D.C. (Address of principal executive office)			20068 (Zip Code)

202-872-2000 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.

Yes	[ ]	No	[ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class		Outstanding at June 30, 2001
Common Stock, $0.01 par value		100

NEW RC, INC. CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED INCOME FROM INCEPTION (FEBRUARY 9, 2001) THROUGH JUNE 30, 2001
REVENUE	$ -
EXPENSES	$ -
NET INCOME	$ -
Retained Income at Beginning of Period	$ -
Retained Income at End of Period	$ -

The accompanying note is an integral part of this statement.

NEW RC, INC. CONSOLIDATED BALANCE SHEET AT JUNE 30, 2001
ASSETS
Cash	$200
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES	$ -
SHAREHOLDER'S EQUITY
Common Stock, $.01 par value (Note 1): 100 shares authorized, issued and outstanding	1
Additional Paid-in-Capital	199
Total Liabilities and Shareholder's Equity	$200

The accompanying note is an integral part of this statement.

NEW RC, INC. CONSOLIDATED STATEMENT OF CASH FLOWS FROM INCEPTION (FEBRUARY 9, 2001) THROUGH JUNE 30, 2001
FINANCING ACTIVITIES
Issuance of New RC common stock	$200
Net Increase in Cash and Cash Equivalents	$200
Cash and Cash Equivalents at Beginning of Period	$ -
Cash and Cash Equivalents at End of Period	$200

The accompanying note is an integral part of this statement.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Formation and Organization

Organization

          New RC, Inc. (New RC) was incorporated under the laws
of Delaware on February 9, 2001, as a wholly owned subsidiary of
Potomac Electric Power Company (Pepco). New RC has issued 100 shares of common stock (with a par value of $.01), all of which are owned by Pepco. New RC has not commenced operations and
therefore as of June 30, 2001 has no operating results. New RC will be a holding company registered under the Public Utility
Holding Company Act of 1935, as amended.

          Pepco, New RC, and Conectiv (a Delaware corporation),
entered into an Agreement and Plan of Merger (Agreement) on
February 9, 2001, providing for a reorganization in which two wholly owned and newly formed subsidiaries of New RC will merge with and into Pepco and Conectiv, respectively. As a result of these mergers, Pepco and Conectiv will be wholly owned
subsidiaries of New RC and existing Pepco and Conectiv
shareholders will own all outstanding shares of New RC. The
Agreement is expected to close shortly after all of the
conditions to the consummation of the Agreement, including
obtaining applicable regulatory approvals, are met or waived.
The regulatory approval process is expected to take approximately
12 to 18 months from the date of the Agreement. The transaction will be accounted for as a purchase of Conectiv by Pepco under the purchase accounting method, and the total consideration of approximately $2.2 billion will consist of 50% in cash and 50% in stock. Pepco's historical financial statements will become the historical financial statements of New RC upon the consummation of the transaction, which is expected to close in early 2002.
The transaction has received approval from both Pepco's and
Conectiv's shareholders. Additionally, antitrust clearance has been received under the Hart-Scott-Rodino Antitrust Improvements
Act (HSR) effective August 7, 2001. HSR provides the Federal
Trade Commission and the Justice Department the opportunity to review the proposed transaction prior to its completion to ensure it will not violate antitrust laws.

* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

          This Quarterly Report on Form 10-Q will automatically
be incorporated by reference in the Prospectus constituting part of New RC, Inc.'s Registration Statement on Form S-4 (Number 333-
57042), filed under the Securities Act of 1933.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          Refer to Note 1, Formation and Organization, herein.

                          SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly
authorized.
New RC, Inc. Registrant By: D.R. WRAASE D. R. Wraase President and Treasurer

August 8, 2001
     Date