Form 10-Q
period 2001-09-30
NEW RC INC
filed 2001-11-06
CIK 1135971

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended			September 30, 2001

Commission File Number			000-33049

New RC, Inc. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)			52-2297449 (I.R.S. Employer Identification No.)

701 Ninth Street, N.W., Washington, D.C. (Address of principal executive office)			20068 (Zip Code)

202-872-2000 (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.

Yes	[ ]	No	[ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at September 30, 2001
Common Stock, $0.01 par value		100

TABLE OF CONTENTS

Page
PART I - Financial Information
Item 1. - Consolidated Financial Statements
Consolidated Statements of Earnings and Retained Income	3
Consolidated Balance Sheet	3
Consolidated Statement of Cash Flows	4
Notes to Consolidated Financial Statements	4
(1) Formation and Organization (2) Summary of Significant Accounting Policies	4 5
Item 2. - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition	5
Signatures	6

Part I	-	FINANCIAL INFORMATION
Item 1.	-	CONSOLIDATED FINANCIAL STATEMENTS

NEW RC, INC. CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED INCOME (Unaudited)
	Three Months Ended September 30, 2001	February 9, 2001 (Inception) through September 30, 2001
REVENUE	$ -	$ -
EXPENSES	$ -	$ -
NET INCOME	$ -	$ -
Retained Income at Beginning of Period	$ -	$ -
Retained Income at End of Period	$ -	$ -

The accompanying notes are an integral part of these statements.

NEW RC, INC. CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 2001 (Unaudited)
ASSETS
Cash	$200
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES	$ -
SHAREHOLDER'S EQUITY
Common Stock, $.01 par value (Note 1): 100 shares authorized, issued and outstanding	1
Additional Paid-in-Capital	199
Total Liabilities and Shareholder's Equity	$200

The accompanying notes are an integral part of this statement.
NEW RC, INC. CONSOLIDATED STATEMENT OF CASH FLOWS FROM INCEPTION (FEBRUARY 9, 2001) THROUGH SEPTEMBER 30, 2001 (Unaudited)
FINANCING ACTIVITIES
Proceeds from the issuance of New RC common stock	$200
Net Increase in Cash and Cash Equivalents	$200
Cash and Cash Equivalents at Beginning of Period	$ -
Cash and Cash Equivalents at End of Period	$200

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Formation and Organization

Organization

      New RC, Inc. (New RC) was incorporated under the laws of Delaware on February 9,
2001, as a wholly owned subsidiary of Potomac Electric Power Company (Pepco). New
RC has issued 100 shares of common stock (with a par value of $.01), all of which are owned by Pepco. New RC has not commenced operations and therefore as of
September 30, 2001 has no operating results. New RC will be a holding company registered under the Public Utility Holding Company Act of 1935, as amended.

      Pepco, New RC, and Conectiv (a Delaware corporation), entered into an Agreement and Plan of Merger (Agreement) on February 9, 2001, providing for a reorganization in which two wholly owned and newly formed subsidiaries of New RC will merge with and into Pepco and Conectiv, respectively. As a result of these mergers, Pepco and Conectiv will be wholly owned subsidiaries of New RC and existing Pepco and Conectiv shareholders will own all outstanding shares of New RC. The Agreement is expected to close shortly after all of the conditions to the consummation of the Agreement, including obtaining applicable regulatory approvals, are met or waived. The regulatory approval process is expected to take approximately 12 to 18 months from the date of the
Agreement. The transaction will be accounted for as a purchase of Conectiv by Pepco under the purchase accounting method, and the total consideration of approximately $2.2 billion will consist of 50% in cash and 50% in stock. Pepco's historical financial statements will become the historical financial statements of New RC upon the consummation of the transaction. The transaction has received approval from both
Pepco's and Conectiv's shareholders, the Pennsylvania commission, and the Federal
Energy Regulatory Commission. Additionally, antitrust clearance has been received under the Hart-Scott-Rodino Antitrust Improvements Act (HSR) effective August 7,
2001. HSR provides the Federal Trade Commission and the Justice Department the
opportunity to review the proposed transaction prior to its completion to ensure it will not violate antitrust laws. Pending the receipt of various other regulatory approvals, the transaction is expected to close in early 2002.

(2)  Summary of Significant Accounting Policies

New Accounting Standards

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of
Financial Accounting Standards (SFAS) No. 141 entitled "Business Combinations,"
which applies to all business combinations initiated after June 30, 2001. This statement requires that the purchase method of accounting be used for all business combinations.
Additionally, intangible assets that can be identified and named must be recognized as assets apart from goodwill if certain criteria are met. Due to the pending transaction with
Conectiv, the Company is in the process of assessing the provisions of SFAS 141 in order to determine the impact it will have on its financial position and results of operations.

      In June 2001, the FASB issued SFAS 142 "Goodwill and Other Intangible Assets,"
which is required to be applied starting with fiscal years beginning after December 15,
2001. This statement establishes the accounting and reporting standards for goodwill and other intangible assets and requires that goodwill no longer be amortized but rather tested for impairment based on the criteria prescribed in the statement. Due to the pending transaction with Conectiv, the Company is in the process of assessing the provisions of
SFAS 142 in order to determine the impact it will have on its financial position and results of operations.

                 * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

      This Quarterly Report on Form 10-Q will automatically be incorporated by reference in the Prospectus constituting part of New RC, Inc.'s Registration Statement on Form S-4
(Number 333-57042), filed under the Securities Act of 1933.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Refer to Note 1. Formation and Organization, and Note 2. Summary of Significant
Accounting Policies, herein.

                                                     SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New RC, Inc. Registrant By: D.R. WRAASE D. R. Wraase President and Treasurer

November  6, 2001
     Date