Form 10-K405
period 2001-12-31
PEPCO HOLDINGS INC
filed 2002-03-29
CIK 1135971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001  Commission file number 000-33049

                             Pepco Holdings, Inc.
           (Exact name of registrant as specified in its charter)

                  Delaware                                    52-2297449
   (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                   Identification No.)

            701 Ninth Street, N.W.
                Washington, D.C.                               20068
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         (202) 872-2000

The Registrant meets the conditions set forth in General Instruction I(1)(a)
and (b) of Form 10-K and is therefore filing this Form with reduced disclosure format.

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
           Title of each class                 which registered

Common Stock, $0.01 par value      -            None

Securities registered pursuant to Section 12(g) of the Act:

     None.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months and (2) has been subject
to such filing requirements for the past 90 days. Yes X . No     .

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  X .

          As of March 28, 2002, Pepco Holdings, Inc. had 100 shares of its
$0.01 par value Common Stock outstanding.

PEPCO HOLDINGS, INC. Form 10-K - 2001 TABLE OF CONTENTS
			Page
PART I
Item 1.	-	Business	4
Item 2.	-	Properties	4
Item 3.	-	Legal Proceedings	4
PART II
Item 5.	-	Market for Registrant's Common Equity and Related Stockholder Matters	5
Item 8.	-	Financial Statements and Supplementary Data	5
Item 9.	-	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	7
PART IV
Item 14.	-	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	7
Exhibit 23 - Consent of Independent Accountants			8
Report of Independent Accountants			9
Signatures			10

                           PAGE LEFT BLANK

                            INTENTIONALLY

Part I

Item 1.    BUSINESS

GENERAL

     Pepco Holdings, Inc. (Pepco Holdings), formerly New RC, Inc., was incorporated under the laws of Delaware on February 9, 2001, as a wholly owned subsidiary of Potomac Electric Power Company (Pepco or the Company).
Pepco Holdings has issued 100 shares of common stock (with a par value of
$.01), all of which are owned by Pepco. Pepco Holdings has not commenced operations and therefore as of December 31, 2001 has no operating results.
Pepco Holdings will be a holding company registered under the Public Utility
Holding Company Act of 1935, as amended.

     On February 12, 2001, the Company and Conectiv announced that each company's board of directors approved an agreement for a strategic transaction whereby the Company will effectively acquire Conectiv for a combination of cash and stock valued at approximately $2.2 billion. The combination, which will be accounted for as a purchase, has received approval from both companies' shareholders, from the Pennsylvania and Virginia Public
Service Commissions, and from the Federal Energy Regulatory Commission
(FERC). Additionally, the Delaware Public Service Commission voted on
March 19, 2002 to approve the merger and antitrust clearance has been received under the Hart-Scott-Rodino Antitrust Improvements Act effective
August 7, 2001. Pending the receipt of various other regulatory approvals, the transaction is expected to close during the second quarter of 2002. Both
Pepco and Conectiv will become subsidiaries of the new holding company, Pepco
Holdings.

     For additional information refer to Item 8. Financial Statements and
Supplementary Data, herein.

Item 2.    PROPERTIES

     None.

Item 3.    LEGAL PROCEEDINGS

     None.

Part II
Item 5.	-	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
None.
Item 8.	-	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PEPCO HOLDINGS, INC. STATEMENTS OF EARNINGS AND RETAINED INCOME FROM INCEPTION (FEBRUARY 9, 2001) THROUGH DECEMBER 31, 2001

REVENUE		$ -
EXPENSES		$ -
NET INCOME		$ -
Retained Income at Beginning of Period		$ -
Retained Income at End of Period		$ -

The accompanying notes are an integral part of this statement.

PEPCO HOLDINGS, INC. BALANCE SHEET AT DECEMBER 31, 2001
ASSETS
2001
Cash	$200
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES	$ -
SHAREHOLDER'S EQUITY
Common Stock, $.01 par value (Note 1): 100 shares authorized, issued and outstanding	$ 1
Additional Paid-in-Capital	$199
Total Liabilities and Shareholder's Equity	$200

The accompanying notes are an integral part of this statement.
PEPCO HOLDINGS, INC. STATEMENT OF CASH FLOWS FROM INCEPTION (FEBRUARY 9, 2001) THROUGH DECEMBER 31, 2001
FINANCING ACTIVITIES
Proceeds from the issuance of Pepco Holdings common stock	$200
Net Increase in Cash and Cash Equivalents	$200
Cash and Cash Equivalents at Beginning of Period	$ -
Cash and Cash Equivalents at End of Period	$200

The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Formation and Organization

Organization

     Pepco Holdings, Inc. (Pepco Holdings), formerly New RC, Inc., was incorporated under the laws of Delaware on February 9, 2001, as a wholly owned subsidiary of Potomac Electric Power Company (Pepco). Pepco Holdings
has issued 100 shares of common stock (with a par value of $.01), all of which are owned by Pepco. Pepco Holdings has not commenced operations and therefore as of December 31, 2001 has no operating results. Pepco Holdings will be a holding company registered under the Public Utility Holding Company
Act of 1935, as amended.

     Pepco, Pepco Holdings, and Conectiv (a Delaware corporation), entered into an Agreement and Plan of Merger (Agreement) on February 9, 2001,
providing for a reorganization in which two wholly owned and newly formed subsidiaries of Pepco Holdings will merge with and into Pepco and Conectiv, respectively. As a result of these mergers, Pepco and Conectiv will be wholly owned subsidiaries of Pepco Holdings and existing Pepco and Conectiv shareholders will own all outstanding shares of Pepco Holdings. The transaction will be accounted for as a purchase of Conectiv by Pepco under the purchase accounting method, and the total consideration of approximately
$2.2 billion will consist of 50% in cash and 50% in stock. Pepco's historical financial statements will become the historical financial statements of Pepco Holdings upon the consummation of the transaction. The transaction has received approval from both companies' shareholders, the
Pennsylvania and Virginia Public Service Commissions, and from the Federal
Energy Regulatory Commission. Additionally, antitrust clearance has been received under the Hart-Scott-Rodino Antitrust Improvements Act (HSR)
effective August 7, 2001. Pending the receipt of various other regulatory approvals, the transaction is expected to close during the second quarter of
2002.

(2)  Summary of Significant Accounting Policies

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 141 (SFAS 141)
entitled "Business Combinations," which applies to all business combinations initiated after June 30, 2001. This statement requires that the purchase method of accounting be used for all business combinations. Additionally, intangible assets that can be identified and named must be recognized as assets apart from goodwill if certain criteria are met. Due to the pending acquisition of Conectiv, the Company is in the process of assessing the provisions of SFAS 141 in order to determine the impact it will have on its financial position and results of operations.

     In June 2001, the FASB issued SFAS No. 142 (SFAS 142) entitled "Goodwill and Other Intangible Assets," which is required to be applied starting with fiscal years beginning after December 15, 2001. This statement establishes the accounting and reporting standards for goodwill and other intangible assets and requires that goodwill no longer be amortized but rather tested for impairment based on the criteria prescribed in the statement. Due to the pending acquisition of Conectiv, the Company is in the process of assessing the provisions of SFAS 142 in order to determine the impact it will have on its financial position and results of operations.

     * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

Item 9.  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

     None.

Part IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Securities and Exchange Commission Regulation
S-K (summarized below).
Exhibit No.	Description of Exhibit	Reference
3.1	Charter of the Company. . . . . . .	Filed herewith.
3.2	Bylaws of the Company. . . . . . . .	Filed herewith.

     (b)  Documents List.

          None.

     (c)  Reports on Form 8-K.

          None.

Exhibit 23    Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration
Statement on Form S-4 (Number 333-57042) of Pepco Holdings, Inc. (formerly
New RC, Inc.) of our report dated March 29, 2002 relating to the financial statements which appear in this Form 10-K.

PricewaterhouseCoopers LLP
Washington, D.C.
March 29, 2002

Report of Independent Accountants

March 29, 2002

To the Board of Directors of
Pepco Holdings, Inc.

In our opinion, the accompanying Balance Sheet and the related Statement of
Earnings and Retained Income and Statement of Cash Flows present fairly, in all material respects, the financial position of Pepco Holdings, Inc. at
December 31, 2001, and the results of its operations and its cash flows from inception (February 9, 2001) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.
These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Washington, D.C.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of
Washington, District of Columbia, on the 29th day of March, 2002.

PEPCO HOLDINGS, INC. (Registrant)
By D. R. WRAASE (Dennis R. Wraase, President and Treasurer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
	Signature	Title	Date
(i),	Principal Executive Officer
(ii),	Principal Financial Officer
(iii)	Principal Accounting Officer D. R. WRAASE (Dennis R. Wraase)	President, Treasurer and Director
March 29, 2002