Form 10-Q
period 2002-03-31
PEPCO HOLDINGS INC
filed 2002-05-10
CIK 1135971

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended			March 31, 2002

Commission File Number			000-33049

Pepco Holdings, Inc. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)			52-2297449 (I.R.S. Employer Identification No.)

701 Ninth Street, N.W., Washington, D.C. (Address of principal executive office)			20068 (Zip Code)

202-872-2000 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.

Yes	[ X ]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at March 31, 2002
Common Stock, $0.01 par value		100

Part I	-	FINANCIAL INFORMATION
Item 1.	-	CONSOLIDATED FINANCIAL STATEMENTS

PEPCO HOLDINGS, INC. CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED INCOME (Unaudited)
	Three Months Ended March 31, 2002	February 9, 2001 (Inception) through March 31, 2001
REVENUE	$ -	$ -
EXPENSES	-	-
NET INCOME	-	-
Retained Income at Beginning of Period	-	-
Retained Income at End of Period	$ -	$ -

The accompanying note is an integral part of these statements.

PEPCO HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS(Unaudited)
	March 31, 2002	December 31, 2001
ASSETS
Cash	$200	$200
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES	-	-
SHAREHOLDER'S EQUITY
Common Stock, $.01 par value (Note 1): 100 shares authorized, issued and outstanding	1	1
Additional Paid-in-Capital	199	199
Total Liabilities and Shareholder's Equity	$200	$200

The accompanying note is an integral part of this statement.

PEPCO HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FINANCING ACTIVITIES	Three Months Ended March 31, 2002	February 9, 2001 (Inception) through March 31, 2001
Proceeds from the issuance of New RC common stock	$ -	$200
Net Increase in Cash and Cash Equivalents	-	200
Cash and Cash Equivalents at Beginning of Period	200	-
Cash and Cash Equivalents at End of Period	$200	$200

The accompanying note is an integral part of this statement.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Formation and Organization

Organization

     Pepco Holdings, Inc. (Pepco Holdings), formerly New RC, Inc., was incorporated under the laws of Delaware on February 9, 2001, as a wholly owned subsidiary of Potomac Electric Power Company (Pepco or the Company).
Pepco Holdings has issued 100 shares of common stock (with a par value of
$.01), all of which are owned by Pepco. Pepco Holdings has not commenced operations and therefore as of March 31, 2002 has no operating results.
Pepco Holdings will be a holding company registered under the Public Utility
Holding Company Act of 1935, as amended.

     On February 12, 2001, the Company and Conectiv announced that each company's board of directors approved an agreement for a strategic transaction whereby the Company will effectively acquire Conectiv for a combination of cash and stock valued at approximately $2.2 billion. The combination, which will be accounted for as a purchase of Conectiv by Pepco, has received approval from both companies' shareholders, from the Delaware,
District of Columbia, Maryland, Pennsylvania, and Virginia Public Service
Commissions, and from the Federal Energy Regulatory Commission; antitrust clearance has been received under the Hart-Scott-Rodino Antitrust
Improvements Act. The transaction is expected to close during the second or third quarter of 2002 pending receipt of regulatory approvals from the SEC and from the New Jersey Public Service Commission, where a settlement agreement among the major parties has been filed.

             * * * * * * * * * * * * * * * * * * * * * * * * *

     This Quarterly Report on Form 10-Q will automatically be incorporated by reference in the Prospectus constituting part of Pepco Holdings, Inc.'s
Registration Statement on Form S-4 (Number 333-57042), filed under the
Securities Act of 1933.

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
Pepco Holdings, Inc. Registrant By: D.R. WRAASE D. R. Wraase President and Treasurer

May 10, 2002
   Date