Form 10-Q
period 2002-06-30
PEPCO HOLDINGS INC
filed 2002-08-09
CIK 1135971

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended			June 30, 2002

Commission File Number			000-33049

Pepco Holdings, Inc. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)			52-2297449 (I.R.S. Employer Identification No.)

701 Ninth Street, N.W., Washington, D.C. (Address of principal executive office)			20068 (Zip Code)

202-872-2000 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at June 30, 2002
Common Stock, $0.01 par value		100

Part I	FINANCIAL INFORMATION
Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
PEPCO HOLDINGS, INC. CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED INCOME (Unaudited, Millions of Dollars)
	Three Months Ended June 30, 2002 2001		Six Months Ended June 30, 2002	February 9, 2001 (Inception) through June 30, 2001

REVENUE	$ -	$ -	$ -	$ -
EXPENSES	-	-	-	-
NET INCOME	-	-	-	-
Retained Income at Beginning of Period	-	-	-	-
Retained Income at End of Period	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these statements.

PEPCO HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited at June 30, 2002)
	June 30, 2002	December 31, 2001
	(Millions of Dollars)
ASSETS
Cash	$ -	$ -
Deferred tax asset (Note 2)	4.2	-
Total Assets	$ 4.2	$ -
LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY
LIABILITIES
Treasury lock hedges (Note 2)	$10.4	-
SHAREHOLDER'S (DEFICIT) EQUITY
Common Stock, $.01 par value (Note 1): 100 shares authorized, issued and outstanding	-	-
Additional Paid-in-Capital	-	-
Accumulated other comprehensive loss	(6.2)	-
Total Shareholder's (Deficit) Equity	(6.2)	-
Total Liabilities and Shareholder's (Deficit) Equity	$ 4.2	$ -
The accompanying notes are an integral part of these statements.
PEPCO HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, Millions of Dollars)
FINANCING ACTIVITIES	Six Months Ended June 30, 2002	February 9, 2001 (Inception) through June 30, 2001
Proceeds from the issuance of Pepco Holdings common stock	$ -	$ -
Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ -	$ -

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization

     Pepco Holdings, Inc. (Pepco Holdings or the Company), formerly New RC,
Inc., was incorporated under the laws of Delaware on February 9, 2001, as a wholly owned subsidiary of Potomac Electric Power Company (Pepco). At
June 30, 2002, Pepco Holdings had 100 shares of common stock issued and outstanding (with a par value of $.01) for proceeds of $200, or $2.00 per share. Other than the treasury lock transactions that Pepco Holdings has entered into, which are discussed in Note (2) Hedge Transactions, herein,
Pepco Holdings had not commenced operations as of June 30, 2002 and therefore it had no operating results.

     On February 12, 2001, Pepco and Conectiv announced that each company's board of directors approved an agreement for a strategic transaction whereby
Pepco would acquire Conectiv for a combination of cash and stock valued at approximately $2.2 billion. After the closing of the acquisition of Conectiv on August 1, 2002, Pepco and Conectiv became subsidiaries of Pepco Holdings.
The combination will be accounted for as a purchase of Conectiv by Pepco in the third quarter of 2002. As of August 1, 2002, Pepco Holdings is a holding company registered under the Public Utility Holding Company Act of 1935, as amended.

(2)  Hedge Transactions and New Accounting Standards

Treasury Lock Hedges

     In June 2002, Pepco Holdings entered into several treasury lock transactions with a cumulative notional amount of $1.25 billion, in anticipation of the issuance of several series of fixed rate debt commencing in July 2002. These treasury lock transactions, which have been designated as qualified cash flow hedges in accordance with the provisions of Statement of Financial Accounting Standards No. 133 entitled "Accounting for Derivative
Instruments and Hedging Activities," are intended to offset the changes in future cash flows attributable to fluctuations in interest rates.

     The fair value of the treasury locks resulted in a pre-tax loss of $10.4 million at June 30, 2002 ($6.2 million after-tax). The after-tax amount is reported as a component of accumulated other comprehensive loss in the shareholders' equity section of Pepco Holdings' consolidated balance sheets and the pre-tax amount is recorded as a liability. Upon issuance of the debt the net gain or loss on the settlement of the treasury lock transactions will be removed from accumulated other comprehensive loss and amortized on Pepco
Holdings' consolidated statements of earnings and retained income over the life of the related debt. As discussed in Note (4) Subsequent Event, herein, the debt was not issued in July 2002. Management anticipates it will be issued at a later date.

Energy Trading Activities

     In 2002, a pronouncement was issued by the Emerging Issues Task Force entitled EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved
in Energy Trading and Risk Management Activities." EITF 02-3 addresses the presentation of revenue and expense associated with "energy trading book"
contracts on a gross vs. net basis. Previously the EITF concluded that gross presentation was acceptable, but with the issuance of EITF 02-3 and the subsequent guidance provided by the EITF in June 2002, net presentation is required. Two of Pepco Holdings' subsidiaries (after the consummation of the merger transaction on August 1, 2002), Pepco Energy Services, Inc. and
Conectiv Energy Holding Company, enter into trading activities that are subject to the provisions of this pronouncement and both historically have classified these contracts on a gross basis. EITF 02-3 is required to be implemented effective for the third quarter 2002 reporting cycle. Pepco
Holdings is in the process of completing its evaluation of the extent of its subsidiaries revenue and expense reclassifications that will be required and expects that the implementation of EITF 02-3, including the associated reclassification of certain revenues and expenses, will not have an impact on its overall financial position or net results of operations.

Costs Associated with Exit or Disposal Activities

     On July 30, 2002, the Financial Accounting Standard Board issued SFAS
146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The primary effect of applying SFAS 146 will be on the timing of recognition of costs associated with exit or disposal activities. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment.
SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Pepco Holdings is in the process of assessing the provisions of SFAS 146 in order to determine its impact on its financial position and results of operations.

(3)  Commitments and Contingencies

     Pepco Holdings' Board of Directors has declared a dividend on common stock of $.16576079 per share payable September 30, 2002, to shareholders of record on September 10, 2002.

(4)  Subsequent Event

     Due to unfavorable market conditions that existed at July 31, 2002,
Pepco Holdings did not proceed with the issuance of its series of fixed rate debt that were hedged by the treasury lock transactions. However, Pepco
Holdings will continue to monitor market conditions and will complete the issuance at a later date. If the offering is not completed in a reasonable period, generally within 60 days, the treasury locks would be declassified as a hedge and therefore the accumulated other comprehensive loss or gain would be recognized immediately on the Company's statements of earnings and retained income. The fair value of the treasury locks was a $54.3 million loss position at July 31, 2002 ($32.4 million after-tax).

             * * * * * * * * * * * * * * * * * * * * * * * * *

     This Quarterly Report on Form 10-Q will automatically be incorporated by reference in the Prospectus constituting part of Pepco Holdings, Inc.'s
Registration Statements on Form S-3 (Number 333-89938) and on Form S-8
(Numbers 333-96673, 333-96675, and 333-96687), filed under the Securities Act of 1933.

                       Report of Independent Accountants

To the Board of Directors
and Shareholders of
Pepco Holdings, Inc.

We have reviewed the accompanying consolidated balance sheet of Pepco
Holdings, Inc. (the Company) as of June 30, 2002, and the related consolidated statements of earnings and retained income for the three and six month periods ended June 30, 2002 and the three month period ended June 30,
2001 and the period February 9, 2001 (inception) through June 30, 2001 and the consolidated statement of cash flows for the six month period ended
June 30, 2002 and the period February 9, 2001 (inception) through June 30,
2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the
American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the
United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of earnings and retained income, and consolidated statement of cash flows for the period
February 9, 2001 (inception) through December 31, 2001 (not presented herein), and in our report dated January 18, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet at June 30, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
August 9, 2002

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     For information other than the disclosure contained below, refer to Note (1) Organization, which is hereby incorporated by reference, herein.

Energy Trading Activities

     In 2002, a pronouncement was issued by the Emerging Issues Task Force entitled EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 02-3 addresses the presentation of revenue and expense associated with "energy trading book" contracts on a gross vs. net basis. Previously the EITF concluded that gross presentation was acceptable, but with the issuance of EITF 02-3 and the subsequent guidance provided by the EITF in June 2002, net presentation is required. Two of Pepco Holdings' current subsidiaries (after the consummation of the merger transaction on August 1, 2002), Pepco Energy Services, Inc. and Conectiv Energy Holding Company, enter into trading activities that are subject to the provisions of this pronouncement and both historically have classified these contracts on a gross basis. EITF 02-3 is required to be implemented effective for the third quarter 2002 reporting cycle.

     Pepco is in the process of completing its evaluation of the extent of the revenue and expense reclassifications that will be required and expects that the implementation of EITF 02-3 will not result in material reclassifications of revenue and expense amounts and will have no impact on Pepco's overall financial position or net results of operations.

     Conectiv has not completed its evaluation of the financial statement reclassification required by EITF 02-3. However, Conectiv believes that the implementation of EITF 02-3, because of financial statement line item changes, likely will: (i) materially decrease Conectiv's gross revenues and revenue growth; (ii) result in higher gross margins as a percentage of gross revenues; and (iii) have no impact on Conectiv's overall financial position or net results of operations. Additionally, for the year ended December 31, 2001, Conectiv's commodity trading gross revenues were approximately $1.9 billion. Conectiv expects that a substantial portion of these revenues would be eliminated in the reclassification on its stand-alone statements of income. However, this 2001 reclassification will have no impact on Pepco Holdings' operating results as it represents Conectiv's pre-merger operations, which, in accordance with purchase accounting guidelines will not be reflected in Pepco Holdings' consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

     In June 2002, Pepco Holdings entered into several treasury lock transactions with a cumulative notional amount of $1.25 billion, in anticipation of the issuance of several series of fixed rate debt commencing in July 2002. These treasury lock transactions, which have been designated as qualified cash flow hedges in accordance with the provisions of Statement of Financial Accounting Standards No. 133 entitled "Accounting for Derivative

Instruments and Hedging Activities," are intended to offset the changes in future cash flows attributable to fluctuations in interest rates.

     The fair value of the treasury locks resulted in a pre-tax loss of $10.4 million at June 30, 2002 ($6.2 million after-tax). The after-tax amount is reported as a component of accumulated other comprehensive loss in the shareholders' equity section of Pepco Holdings' consolidated balance sheets and the pre-tax amount is recorded as a liability. Upon issuance of the debt the net gain or loss on the settlement of the treasury lock transactions will be removed from accumulated other comprehensive loss and amortized on Pepco Holdings' consolidated statements of earnings and retained income over the life of the related debt.

     Due to unfavorable market conditions that existed at July 31, 2002,
Pepco Holdings did not proceed with the issuance of its series of fixed rate debt that were hedged by the treasury lock transactions. However, Pepco
Holdings will continue to monitor market conditions and will complete the issuance at a later date. If the offering is not completed in a reasonable period, generally within 60 days, the treasury locks would be declassified as a hedge and therefore the accumulated other comprehensive loss or gain would be recognized immediately on the Company's statements of earnings and retained income. The fair value of the treasury locks was a $54.3 million loss position at July 31, 2002 ($32.4 million after-tax).

     The interest rate risk related to the Company's treasury locks was estimated as the potential $50.3 million decrease in fair value at June 30, 2002, that resulted from a hypothetical 10% decrease in the prevailing interest rates.

Part II	OTHER INFORMATION
Item 5.	OTHER INFORMATION

     On August 1, 2002, in connection with the formation of Pepco Holdings and the acquisition by Pepco Holdings of Pepco and Conectiv, the following individuals were elected as directors of Pepco Holdings:

Class I (terms expiring 2003)
Terence C. Golden
George F. MacCormack
Floretta D. McKenzie
Lawrence C. Nussdorf

Class II (terms expiring 2004)
John M. Derrick, Jr.
Judith A. McHale
Richard B. McGlynn
Peter F. O'Malley

Class III (terms expiring 2005)
Edmund B. Cronin, Jr.
Pauline A. Schneider
Dennis R. Wraase
A. Thomas Young

As of August 1, 2002, the following were elected as the executive officers of Pepco Holdings:

John M. Derrick, Jr., Chairman and Chief Executive Officer
Dennis R. Wraase, President and Chief Operating Officer
William T. Torgerson, Executive Vice President and General Counsel
Thomas S. Shaw, Executive Vice President
Andrew W. Williams, Senior Vice President and Chief Financial Officer
Barbara S. Graham, Senior Vice President
Ed R. Mayberry, Senior Vice President
John D. McCallum, Senior Vice President
Joseph M. Rigby, Senior Vice President
William J. Sim, Senior Vice President
William H. Spence, Senior Vice President
James P. Lavin, Vice President and Controller

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
	Exhibit 10.1	Employment Agreement of John M. Derrick, Jr. - filed herewith
	Exhibit 10.2	Employment Agreement of Dennis R. Wraase - filed herewith
	Exhibit 10.3	Employment Agreement of William T. Torgerson - filed herewith
	Exhibit 10.4	Employment Agreement of Andrew W. Williams - filed herewith
	Exhibit 10.5	Employment Agreement of Thomas S. Shaw - filed herewith
	Exhibit 10.6	Employment Agreement of Eddie R. Mayberry - filed herewith
	Exhibit 10.7	Employment Agreement of John D. McCallum - filed herewith
	Exhibit 10.8	Employment Agreement of Joseph M. Rigby - filed herewith
	Exhibit 10.9	Employment Agreement of William H. Spence - filed herewith
	Exhibit 10.10	Employment Agreement of William H. Sim - filed herewith
	Exhibit 15	Letter re unaudited interim financial information - filed herewith
	Exhibit 99	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith
(b)	Reports on Form 8-K

A Current Report on Form 8-K was filed by the Company on May 31, 2002, which included Potomac Electric Power Company's and Conectiv's Joint Press Release dated as of May 31, 2002. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits).

A Current Report on Form 8-K was filed by the Company on June 7, 2002, which included the Company's Pro Forma Financial Statements for the three months ended March 31, 2002 and twelve months ended December 31, 2001. The items reported on such Form 8-K were Item 5. (Other Events) and Item 7. (Financial Statements and Exhibits).

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
August 9, 2002 Date		Pepco Holdings, Inc. Registrant By: A. W. WILLIAMS A. W. Williams Senior Vice President and Chief Financial Officer

                                                                      Exhibit 15

August 9, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

Commissioners:

We are aware that our report dated August 9, 2002 on our review of interim financial information of Pepco Holdings, Inc. (the "Company") as of and for
the period ended June 30, 2002 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in the
Prospectuses constituting parts of the Registration Statements on Form S-8
(Numbers 333-96673, 333-96675, and 333-96687) respectively, and on Form S-3
(Numbers 333-89938).

Very truly yours,

PricewaterhouseCoopers LLP
Washington, DC