Form 10-Q
period 2002-09-30
PEPCO HOLDINGS INC
filed 2002-11-13
CIK 1135971

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended			September 30, 2002
Commission File Number			000-33049

Pepco Holdings, Inc. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)			52-2297449 (I.R.S. Employer Identification No.)

701 Ninth Street, N.W., Washington, D.C. (Address of principal executive office)			20068 (Zip Code)
202-872-2000 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at September 30, 2002
Common Stock, $0.01 par value		163,633,699
Part I FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED INCOME (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001
(Millions, except $ per share data)
Operating Revenue
Pepco	$ 516.6	$ 545.7	$1,223.4	$1,410.4
Conectiv Power Delivery	456.0	-	456.0	-
Conectiv Energy	390.4	-	390.4	-
PES	250.0	165.6	567.3	400.7
Other Non-Regulated	28.2	27.1	79.6	75.8
(Loss) Gain on divestiture of generation assets	-	(18.4)	-	31.8
Total Operating Revenue	1,641.2	720.0	2,716.7	1,918.7
Operating Expenses
Fuel and purchased energy	1,076.4	398.8	1,664.9	996.9
Other operation and maintenance	165.8	91.6	317.1	277.1
Depreciation and amortization	72.7	45.1	149.1	129.0
Other taxes	68.5	51.3	162.7	142.1
Total Operating Expenses	1,383.4	586.8	2,293.8	1,545.1
Operating Income	257.8	133.2	422.9	373.6
Other Income (Expenses)
Interest and dividend income	6.5	8.2	19.0	54.6
Interest expense	(66.8)	(27.7)	(130.4)	(115.2)
Loss from Equity Investments	(4.3)	(6.5)	(5.7)	(17.0)
Other income	2.4	.9	2.0	5.0
Total Other Expenses	(62.2)	(25.1)	(115.1)	(72.6)

Preferred Stock Dividend Requirements of Subsidiaries	6.1	3.6	13.2	10.7

Income Tax Expense	74.3	35.8	110.5	109.7

Net Income	$ 115.2	$ 68.7	$ 184.1	$ 180.6

Retained Income at Beginning of Period	$ 981.8	$ 965.3	$ 967.4	$ 929.7
Dividends on Common Stock	(36.2)	(26.9)	(89.7)	(99.7)
Cancelled Pepco Treasury Stock	(215.8)	-	(215.8)	-
Other Comprehensive (Loss)/Income, Net of Tax	(62.4)	3.1	(63.4)	(.4)
Retained Income, Net of Other Comprehensive (Loss)/Income, Net of Tax, at End of Period	$ 782.6	$1,010.2	$ 782.6	$1,010.2

Basic Average Common Shares Outstanding	144.4	107.9	119.7	108.9
Basic Earnings Per Share of Common Stock	$.80	$.64	$1.54	$1.66
Diluted Average Common Shares Outstanding	144.4	107.9	119.7	109.3
Diluted Earnings Per Share of Common Stock	$.80	$.64	$1.54	$1.66
Cash Dividends Per Share of Common Stock	$.25	$.25	$ .75	$.915
The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2002	December 31, 2001

ASSETS	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 89.7	$ 515.5
Marketable securities	164.8	161.2
Accounts receivable, less allowance for uncollectible accounts of $37.5 and $9.5	1,174.5	401.2
Fuel, materials and supplies - at average cost	160.8	37.8
Prepaid expenses and other	71.6	24.2
Total Current Assets	1,661.4	1,139.9
INVESTMENTS AND OTHER ASSETS
Goodwill	1,418.3	-
Regulatory assets, net	1,240.9	14.3
Investment in finance leases	1,039.6	736.0
Other	561.7	642.3
Total Investments and Other Assets	4,260.5	1,392.6
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	10,347.9	4,361.9
Accumulated depreciation	(3,621.4)	(1,608.5)
Net Property, Plant and Equipment	6,726.5	2,753.4
TOTAL ASSETS	$12,648.4	$5,285.9
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$1,615.0	$ 458.2
Accounts payable and accrued payroll	620.2	224.1
Capital lease obligations due within one year	15.7	15.2
Interest and taxes accrued	243.9	92.6
Other	437.4	175.3
Total Current Liabilities	2,932.2	965.4
DEFERRED CREDITS
Regulatory liabilities, net	49.3	-
Income taxes	1,270.4	501.6
Investment tax credits	70.3	24.7
Other	489.7	38.8
Total Deferred Credits	1,879.7	565.1

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	4,547.8	1,722.4

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	290.0	125.0

PREFERRED STOCK
Serial preferred stock	35.3	35.3
Redeemable serial preferred stock	83.3	49.5
Total Preferred Stock	118.6	84.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 and $1 par value, respectively - authorized 400,000,000 and 200,000,000 shares, respectively - issued 163,633,699 shares and 118,544,883 shares, respectively	1.6	118.5
Premium on stock and other capital contributions	2,098.2	1,028.3
Capital stock expense	(2.3)	(12.9)
Accumulated other comprehensive loss	(70.1)	(6.7)
Retained income	852.7	974.1
	2,880.1	2,101.3

Less cost of shares of common stock in treasury (none and 11,323,707 shares, respectively)	-	(278.1)

Total Shareholders' Equity	2,880.1	1,823.2

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,648.4	$5,285.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,

	2002	2001
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 184.1	$ 180.6
Adjustments to reconcile net income to net cash from (used by) operating activities:
Depreciation and amortization	149.1	129.0
Gain on divestiture of generation assets	-	(31.8)
Changes in:
Accounts receivable	(21.4)	(41.9)
Regulatory assets, net	89.1	(182.2)
Prepaid expenses	63.5	409.4
Accounts payable and accrued payroll	11.7	(20.8)
Interest and taxes accrued, including Federal income tax refund of $135.4 million in 2002	160.7	(704.0)
Net other operating activities, including divestiture related items in 2001	(34.9)	22.4
Net Cash From (Used By) Operating Activities	601.9	(239.3)
INVESTING ACTIVITIES
Acquisition of Conectiv, net of cash acquired	(1,075.6)	-
Net investment in property, plant and equipment	(251.2)	(177.1)
Proceeds from/changes in:
Divestiture of generation assets	-	156.2
Purchase of leveraged leases	(280.4)	-
Sales of marketable securities, net of purchases	-	52.7
Purchases of other investments, net of sales	(13.7)	(59.7)
Net other investing activities	(7.5)	(5.4)
Net Cash Used By Investing Activities	(1,628.4)	(33.3)
FINANCING ACTIVITIES
Dividends paid on preferred and common stock	(93.8)	(103.5)
Redemption of preferred stock	(2.0)	(5.5)
Reacquisition of the Company's common stock	(2.2)	(73.9)
Issuances of debt, net of reacquisitions	823.8	(725.7)
Cost of issuances and financings	(122.1)	-
Net other financing activities	(3.0)	9.4
Net Cash From (Used By) Financing Activities	600.7	(899.2)

Net Decrease In Cash and Cash Equivalents	(425.8)	(1,171.8)
Cash and Cash Equivalents at Beginning of Period	515.5	1,864.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 89.7	$ 692.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization

     Pepco Holdings, Inc. (Pepco Holdings or the Company, formerly New RC, Inc.), a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), was incorporated under the laws of Delaware on February 9, 2001 for the purpose of effecting Potomac Electric Power Company's (Pepco) acquisition of Conectiv. In accordance with the terms of the merger agreement, upon the consummation of the merger on August 1, 2002, Pepco and Conectiv became wholly owned subsidiaries of Pepco Holdings. Additionally, Pepco, through a series of transactions, transferred its ownership interests in it pre-merger subsidiaries Potomac Capital Investment Corporation (PCI) and Pepco Energy Services, Inc. (PES) to Pepco Holdings and PCI transferred its ownership interests in its pre-merger subsidiary Pepco Communications, Inc. (Pepcom) to Pepco Holdings. These transactions resulted in PCI, PES, and Pepcom becoming wholly owned subsidiaries of Pepco Holdings. Pepco Holdings manages its operations as described below.

Power Delivery

     The largest component of Pepco Holdings' business is power delivery, which is conducted through its subsidiaries Pepco, Delmarva Power & Light Company (DPL), and Atlantic City Electric Company (ACE). Pepco, DPL and ACE are all regulated public utilities in the jurisdictions in which they serve customers. The operations of DPL and ACE collectively are referred to as "Conectiv Power Delivery."

Pepco

     Pepco is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Under settlements entered into with regulatory authorities, Pepco is required to provide electricity supply at specified rates (which we refer to as "default service") to customers in Maryland until July 2004 and to customers in Washington, D.C. until February 2005. Under a full requirements contract entered into in 2000 in connection with the purchase by Mirant Corporation of substantially all of Pepco's electricity generation assets, Mirant is obligated to supply Pepco with all of the capacity and energy needed to fulfill these default service obligations at fixed prices that are lower than currently approved tariff rates that Pepco charges for providing such service. If Mirant were to fail to fulfill its supply obligations, Pepco would have to find alternative sources of supply at rates then prevailing.

Conectiv Power Delivery

     DPL is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia and provides gas distribution service in northern Delaware. Under regulatory settlements, DPL is required to provide default electricity service in Maryland until July 2003 for non-residential customers and until July 2004 for residential customers, to customers in Delaware until May 2006 and to customers in Virginia until January 2004 (which may be extended to July 2007). Conectiv Energy (described below) supplies all of DPL's default service load requirements under a supply agreement that ends June 30, 2004. Conectiv Energy's resources for supplying DPL's default service load include electricity generated by Conectiv Energy's plants and purchased electricity, including purchases under long-term agreements. DPL purchases gas supplies for its customers from marketers and producers in the spot market and under short-term and long-term agreements.

     ACE is engaged in the transmission and distribution of electricity in southern New Jersey. ACE has default service obligations for approximately 20 percent of the electricity supply to its customers. It expects to fulfill these obligations through the generation output from the fossil-fuel fired generating plants held for sale, as discussed below, and through existing purchase power agreements with non-utility generators. ACE also currently owns fossil fuel-fired electric generating plants with 740 MW of capacity. The Basic Generation Service (BGS) auction awarded approximately 1,900 MW, or 80% of ACE's BGS load, to four suppliers for the period from August 1, 2002 to July 31, 2003. As discussed in Note 5. Commitments and Contingencies, herein, ACE is in the process of selling these plants. For times during this period that precede the sale of ACE's plants, ACE plans to sell, in the wholesale market, the portion of its electricity supply that exceeds the load requirement of the BGS customers.

Competitive Energy

     This component of the Company's business is conducted through its subsidiaries Conectiv Energy Holding Company (Conectiv Energy) and PES.

Conectiv Energy

     Conectiv Energy supplies power to DPL and provides wholesale power and ancillary services to the PJM power pool. Conectiv Energy's generation asset strategy focuses on mid-merit plants with operating flexibility, multi-fuel capability and low capital requirements that can quickly change their output level on an economic basis. Mid-merit plants generally are operated during times when demand for electricity rises and prices are higher. Conectiv Energy also engages in energy trading to take advantage of price fluctuations and arbitrage opportunities.

     As of September 30, 2002, Conectiv Energy owned and operated electric generating plants with 2,294 MW of capacity. In January 2002 Conectiv Energy began construction of a 1,100 MW combined cycle plant with six combustion turbines at a site in Bethlehem, Pennsylvania that is expected to become partially operational by the end of 2002 and fully operational by the end of 2003. In addition, Conectiv Energy has ordered seven combustion turbines which, with additional equipment, could be configured into up to three combined cycle plants with approximately 550 MW of capacity each. Construction of these additional plants is subject to market conditions but is currently expected to occur in phases and to be completed by 2007, with delivery of the combustion turbines occurring in phases through 2003. Through September 30, 2002 a total of $172.1 million has been paid for these turbines. The total amount to be paid is expected to be approximately $235 million.

PES

     PES provides retail electricity and natural gas to residential, commercial, industrial and governmental customers in the District of Columbia and states in the mid-Atlantic region. PES also provides integrated energy management solutions to commercial, industrial and governmental customers, including energy-efficiency contracting, development and construction of "green power" facilities, equipment operation and maintenance, fuel management, and appliance service agreements. In addition, PES owns electricity generation plants with approximately 800 MW of peaking capacity, the output of which PES sells in the wholesale market. PES also purchases and sells electricity and natural gas in the wholesale markets to support its commitments to its retail customers.

Other Non-Regulated

     This component of Pepco Holdings' business is conducted through its subsidiaries PCI and Pepcom.

PCI

     PCI manages a portfolio of financial investments and strategic operating businesses that are designed to provide the Company with supplemental earnings and cash flow. PCI has been redirecting its investment operations to focus on investments that are related to the energy industry, such as energy leveraged leases. These transactions involve PCI's purchase and leaseback of utility assets, located outside of the United States, that provide a long-term, stable stream of cash flow and earnings. PCI has reduced its previous concentration of investments in the aircraft industry from 33 aircraft in 1995 to three aircraft currently. PCI also owns a ten-story, 360,000 square foot office building in downtown Washington, D.C., which is leased to Pepco and serves as Pepco Holdings' and Pepco's corporate headquarters.

     PCI's utility industry products and services are provided through various operating companies. Its underground electric services company, W.A. Chester, provides high voltage construction and maintenance services to utilities and to other customers throughout the United States. PCI also owns Severn Cable, which provides low voltage electric and telecommunication construction and maintenance services in the Washington, D.C. area.

Pepcom

     Pepcom owns a 50% interest in Starpower Communications, LLC, a joint venture with RCN Corporation, which provides cable and telecommunication services to households in the Washington, D.C. area.

     Additionally, PUHCA imposes certain restrictions on the operations of registered holding companies and their subsidiaries and therefore, Pepco Holdings has a subsidiary service company that provides a variety of support services to Pepco Holdings' and its subsidiaries. The costs of the service company are directly assigned or allocated to Pepco Holdings' or its subsidiaries based on prescribed allocation factors listed in the service agreement filed with, and approved by, the SEC. Approved allocation factors include, but are not limited to, operating and maintenance expenses and a three-factor ratio that is defined as an average of the number of employees ratio, labor dollar ratio, and asset cost ratio.

(2)  Merger Transaction

General

     On August 1, 2002, Pepco's acquisition of Conectiv was consummated through a series of merger transactions and an exchange of cash and Pepco Holdings' common stock. In accordance with the terms of the merger agreement, existing holders of Conectiv common stock and Class A common stock, outstanding immediately prior to the merger, received cash in the aggregate amount of $1.1 billion and approximately 56.2 million shares of Pepco Holdings common stock. The number of Pepco Holdings shares issued to Conectiv shareholders was determined based on a formula outlined in the merger agreement, which is included in the Company's Registration Statement on Form S-4 (Number 333-57042). The stock was valued at $18.26 per share, resulting in stock consideration paid to existing Conectiv shareholders of approximately $1 billion. The valuation of Pepco Holdings shares was determined based on the closing market prices on the New York Stock Exchange of Pepco's common stock 3 days before and 3 days after the date that the amount of Pepco Holdings common shares to be issued to Conectiv shareholders became fixed (July 25, 2002). Additionally, Pepco incurred approximately $35.6 million in direct acquisition costs which are treated as consideration paid for Conectiv. Also, under the terms of the merger agreement approximately $1.7 million in existing Conectiv stock options and performance accelerated restricted stock (PARS) were converted to PHI options and PARS. Accordingly, as illustrated in the table below, total consideration paid for Conectiv was approximately $2.2 billion.

     The merger was accounted for using the purchase method of accounting, with Pepco as the acquirer of Conectiv. In accordance with the provisions of the purchase method of accounting, Pepco compared the total cost to acquire Conectiv to the estimated fair values (on August 1, 2002, the date of acquisition) of the Conectiv assets acquired and liabilities assumed. The excess of cost over the fair value of Conectiv's assets and liabilities acquired was recorded as goodwill.

     The following table summarizes the estimated fair value of Conectiv's assets and liabilities at August 1, 2002 and calculates the resulting goodwill balance (amounts are in millions). Certain valuation assumptions are still being assessed by management and therefore the goodwill calculation and measurement may be subject to refinement over the next fiscal year following the merger.

Total Consideration Paid for Conectiv:
Cash paid to existing Conectiv shareholders	$1,095.2
Stock issued to existing Conectiv shareholders	1,025.6
Conversion of Conectiv options/PARS	1.7
Pepco direct merger costs	35.6
		$2,158.1
Fair Value of Conectiv's Assets/Liabilities:
Assets
Property, Plant and Equipment, Net	3,639.5
Investments and Other Assets	1,443.6
Current Assets	873.5
Total Assets	$5,956.6
Liabilities
Preferred Stock and Securities	200.8
Long-Term Debt	1,489.9
Current Liabilities	2,234.3
Deferred Credits and Other	1,428.4
Total Liabilities	$5,353.4
Less: Fair Value of Net Assets Acquired		603.2
Deferred Income Tax Liability		209.6
Add: Liabilities Assumed		73.0
Goodwill		$1,418.3
Substantially all of the total goodwill balance is attributable to Pepco Holdings' power delivery business.

Pro Forma Information

     Pro forma unaudited financial information for Pepco Holdings on a consolidated basis, giving effect to the merger as if it had occurred at the beginning of each period presented, is presented below. This pro forma information is not necessarily indicative of the results that would have occurred, or that will occur in the future. Amounts, except earnings per share, are in millions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Operating Revenue	$2,127.7	$1,760.8	$5,169.8	$5,127.0
Income from Continuing Operations (a)	$ 95.6	$ 125.5	$ 205.1	$ 524.7

Average Shares Outstanding	163.4	167.0	163.4	167.0
Basic and Diluted Earnings Per Share (a)	$.59	$.75	$1.26	$3.14

Additional Supplemental Pro Forma Information:
Income from Continuing Operations, per GAAP (see above)	$ 95.6	$ 125.5	$ 205.1	$ 524.7
Adjustments to Remove the Impact of Special Items:
Merger Related Costs	48.1	8.8	49.6	9.5
Loss (Gain) on Sales of Assets	-	11.0	11.2	(235.5)
Income from Continuing Operations, Excluding Special Items	$ 143.7	$ 145.3	$ 265.9	$ 298.7

Earnings Per Share, Excluding Special Items (a)	$.88	$.87	$1.63	$1.79
(a)

This amount presents the pro forma impact of $700 million in debt issued in September 2002 at 7.15%, the proceeds of which were used to fund the acquisition. Total debt issued in September 2002 was $1.5 billion. The remaining $800 million in debt was used for general corporate purposes. Pro forma earnings per share, excluding special items, if the pro forma impact of the entire $1.5 billion in debt was calculated would be $.84 and $.83 per share for the three months ended September 30, 2002 and 2001, respectively, and $1.49 and $1.65 per share for the nine months ended September 30, 2002 and 2001.

(3)  Summary of Significant Accounting Policies

Financial Statement Presentation

General

     The consolidated financial statements include the accounts of Pepco Holdings and its wholly owned subsidiaries. All intercompany balances and transactions between subsidiaries have been eliminated. Investments in entities in which the Company has a 20% to 50% interest are accounted for using the equity method. The information furnished in the accompanying consolidated financial statements reflects all adjustments (which consist only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the interim periods presented. The accompanying consolidated financial statements and notes thereto should be read in conjunction with Pepco's and Conectiv's 2001 Forms 10-K and first and second quarter 2002 Forms 10-Q. Certain prior period amounts have been reclassified in order to conform to the current period presentation.

     With respect to the unaudited financial information of Pepco Holdings for the nine-month period ended September 30, 2002, included in the Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 13, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Consolidated Financial Statement Composition

     As a result of the merger transaction on August 1, 2002, Pepco Holdings' accompanying unaudited consolidated balance sheet as of September 30, 2002 includes the accounts of Pepco Holdings and its subsidiaries (discussed in Note (1) Organization, herein), after giving effect to the merger transaction and resulting purchase accounting entries discussed in Note (2) Merger Transaction, herein. Since Pepco was the acquiring company, in accordance with the purchase method of accounting, Pepco represents the "predecessor" company. Accordingly, the prior year consolidated balance sheet as of December 31, 2001, includes only the consolidated accounts of Pepco and its pre-merger subsidiaries, PCI and PES, as previously reported by Pepco.

     The accompanying unaudited consolidated statements of earnings for the three and nine months ended September 30, 2002 include Pepco's and its pre-merger subsidiaries' results for the entire periods presented consolidated with Conectiv and its subsidiaries results starting on August 1, 2002, the date the merger was consummated. The 2001 operating amounts reflect only the consolidated operations of Pepco and its pre-merger subsidiaries, as previously reported by Pepco.

     Accordingly, due to the application of the purchase method of accounting that was used to record the merger transaction, the 2002 and 2001 balances included in the accompanying unaudited consolidated financial statements are not comparable.

Summarized Financial Information of Conectiv

     The following represents Conectiv's and its subsidiaries' consolidated historical condensed statement of earnings information for the two post-merger months of August and September 2002 and consolidated historical condensed balance sheet as of September 30, 2002. These amounts are included in Pepco Holdings' consolidated financial statements for the periods ended September 30, 2002. Amounts are in millions.

Condensed Statement of Earnings	Months of August and September, 2002
Operating revenue	$847.9
Operating expense	771.3
Operating income	76.6
Net Income	33.2

Condensed Balance Sheet	As of September 30, 2002
Current assets	$ 895.1
Noncurrent assets	5,568.2
Total Assets	$6,463.3

Current liabilities	$2,442.0
Noncurrent liabilities	2,643.1
Preferred stock	35.8
Shareholders' equity	1,342.4
Total Liabilities and Shareholders' Equity	$6,463.3

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of estimates used by the Company include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, unbilled revenue, pension activity, fair values used in the purchase method of accounting and the resulting goodwill balance. Actual results may differ significantly from these estimates under different assumptions or conditions.

Regulation of Utility Operations

     Pepco is regulated by the Maryland Public Service Commission (Maryland Commission), the District of Columbia Public Service Commission (D.C. Commission), and its wholesale business is regulated by the Federal Energy Regulatory Commission (FERC). Conectiv Power Delivery is subject to regulation by the Delaware Public Service Commission (Delaware Commission), the Maryland Commission, the New Jersey Board of Public Utilities (NJBPU), the Virginia State Corporation Commission (Virginia Commission), and FERC.

Accounting For the Effects of Certain Types of Regulation

     The requirements of SFAS No. 71 (SFAS 71) "Accounting for the Effects of Certain Types of Regulation" apply to the Power Delivery businesses of Pepco, DPL, and ACE. SFAS 71 allows regulated entities, in appropriate circumstances, to establish regulatory assets and to defer the income statement impact of certain costs that are expected to be recovered in future rates. Management's assessment of the probability of recovery of regulatory assets requires judgment and interpretation of laws, regulatory commission orders, and other factors. Should existing facts or circumstances change in the future to indicate that a regulatory asset is not probable of recovery, then the regulatory asset would be charged to earnings.

Revenue Recognition

     Power Delivery revenues primarily include revenues from the supply and delivery of electricity to the customers of Pepco, DPL, and ACE. Revenues from the supply and delivery of natural gas to DPL's customers are also included in Power Delivery. Competitive Energy revenues are primarily derived from electricity and natural gas trading activities and generation, which is the sale of electricity, capacity, and ancillary services from deregulated electric generating plants. It also includes revenues from wholesale and retail sales of electricity and natural gas to customers that are supplied by purchases in wholesale markets and revenues from energy management products and services. Other Non-Regulated revenues are provided primarily by Pepco Holdings non-regulated subsidiaries, including PCI and Pepcom.

     The Power Delivery businesses recognize revenues for the supply and delivery of electricity and gas upon delivery to the customer, including amounts for services rendered, but not yet billed. Conectiv Energy recognizes revenue when delivery is substantially complete for non-trading activities, and on a mark-to-market basis for trading activities. PES recognizes revenue for its wholesale and retail commodity business upon delivery to customers. Revenues for PES' energy efficiency construction business is recognized using the percentage of completion method of revenue recognition and revenues from its operation and maintenance and other products and services contracts are recognized when earned. Revenues from the Other Non-Regulated business line are principally recognized when services are performed or products are delivered, however revenue from PCI's utility industry services contracts is recognized using the percentage-of-completion method of revenue recognition, which recognizes revenue as work progresses on the contract.

Accounting For Derivatives

     Changes in the fair value of derivatives that are not hedges, under SFAS No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", are recognized in earnings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholders' equity) and is subsequently reclassified into earnings when the forecasted transaction occurs. If a forecasted transaction is no longer probable, the deferred gain or loss in accumulated other comprehensive income is immediately reclassified to earnings. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

     In June 2002, Pepco Holdings entered into several treasury lock transactions in anticipation of the issuance of several series of fixed rate debt by the end of September 2002. These treasury lock transactions, which have been designated as qualified cash flow hedges in accordance with the provisions of SFAS 133, were intended to offset the changes in future cash flows attributable to fluctuations in interest rates. Each reporting period, the after-tax fair value amount of the hedge was reported as a component of accumulated other comprehensive loss in the shareholders' equity section of Pepco Holdings' consolidated balance sheets and the pre-tax amount was recorded as a liability. Upon the closing of the sale of the debt on September 6, 2002, the net loss on the settlement of the treasury lock transactions of $63.4 million (after-tax) was recorded as accumulated other comprehensive loss and began to be amortized on Pepco Holdings' consolidated statements of earnings into interest expense over the life of the related debt. Additionally, the fair value of the liability of $106.1 million (pre tax) was paid by Pepco Holdings on September 4, 2002, the hedge settlement date.

     Conectiv Energy engages in commodity hedging activities to minimize the risk of market fluctuations associated with the purchase and sale of energy commodities (natural gas, petroleum, coal and electricity). The majority of these hedges relate to the procurement of fuel for the power plants, fixing the cash flows from the plant output, and securing power for electric load service. Conectiv Energy's hedging activities are conducted using derivative instruments designated as cash flow hedges, which are designed to reduce the variability in future cash flows. Conectiv Energy's commodity hedging objectives, in accordance with its risk management policy, are primarily the assurance of stable and known cash flows and the fixing of favorable prices and margins when they become available.

     Conectiv Bethlehem, LLC (CBI), a subsidiary of Conectiv Energy, entered into an interest rate swap agreement for the purpose of managing its overall borrowing rate and limiting its interest rate risk associated with debt it has issued. CBI currently hedges 50-75% of its variable rate debt. CBI formally designated its interest rate swap agreements as a cash flow hedge.

     PES purchased natural gas futures and electricity forward contracts to hedge price risk in connection with the purchase of physical natural gas and electricity for delivery to customers in future months. PES accounts for its natural gas futures and electricity forward contracts as cash flow hedges of forecasted transactions.

     PCI has entered into interest rate swap agreements for the purpose of managing its overall borrowing rate and limiting its interest rate risk associated with debt it has issued. PCI currently hedges 100% of its variable rate debt and approximately 21% of its fixed rate debt for the Medium Term Note program. PCI formally designated its interest rate swap agreements as both cash flow hedge and fair value hedge instruments.

     On October 25, 2002, the EITF rescinded Issue No. 98-10 (EITF 98-10), "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The Company's interpretation of EITF 98-10 is consistent with the current rules that are being applied under SFAS No. 133 and therefore management does not believe that rescinding EITF 98-10 will impact its financial position or results of operations.

     A detail of the components of comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$115.2	$68.7	$184.1	$180.6
Other comprehensive (loss)/income, net of taxes
Energy commodity derivative instruments designated as cash flow hedges
Unrealized gain from cash flow hedges net of reclassification adjustments and net of taxes of $.2 million for the three and nine months ended September 30, 2002, respectively	.3	-	.3	-
Marketable Securities
Unrealized gain/(loss) on marketable securities net of reclassification adjustments and net of taxes of $.2 million and $3.5 million for the three and nine months ended September 30, 2002, respectively, and net of taxes of $2 million and $.3 million for the three and nine months ended September 30, 2001, respectively	.5	3.8	5.7	.7
Treasury lock
Unrealized loss from treasury lock net of taxes of $38.5 million and $42.7 million for the three and nine months ended September 30, 2002, respectively	(56.4)	-	(62.6)	-
Interest rate swap agreement designated as cash flow hedge
Unrealized loss from cash flow hedge net of reclassification adjustments and net of taxes of $3.7 million for the three and nine months ended September 30, 2002 and net of taxes of $.3 million and $.6 million for the three and nine months ended September 30, 2001	(6.8)	(.7)	(6.8)	(1.1)
Other comprehensive (loss)/income, net of taxes	(62.4)	3.1	(63.4)	(.4)
Comprehensive income	$ 52.8	$71.8	$120.7	$180.2

Energy Trading Activities

     In 2002, a pronouncement was issued by the Emerging Issues Task Force entitled EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which addresses the presentation of revenue and expense associated with "energy trading book" contracts on a gross vs. net basis. Previously the EITF concluded that gross presentation was acceptable, but with the issuance of EITF 02-3 and the subsequent guidance provided by the EITF in June and September 2002, net presentation is required. Conectiv Energy and PES enter into trading activities that are subject to the provisions of this pronouncement and both historically have classified these contracts on a gross basis.

     Conectiv Energy and PES have completed their evaluation of the financial statement reclassification required by EITF 02-3. Beginning with July 2002, all trades were recorded net and therefore no reclassification was required for the three months ended September 30, 2002. Accordingly, Conectiv Energy's results for the post-merger months of August and September 2002, included in Pepco Holding's operating results herein, reflect no revenue or expense reclassification. PES revenues decreased from $423.6 million to $401 million for the nine months ended September 30, 2002 and from approximately $212.1 million to $165.6 million and from approximately $481.2 million to $400.7 million, for the three and nine months ended September 30, 2001, respectively. There is no impact on Conectiv Energy's or PES'overall financial position or net results of operations as a result of the implementation of EITF 02-3.

Accounting For Marketable Securities

     The Company holds marketable equity securities which are classified as available-for-sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income on the accompanying consolidated balance sheets. However, if a decline in fair value of an available-for-sale security is determined to be other than temporary, then the cost basis of the security is written down to fair value and the decline in fair value is included in earnings.

Accounting for Goodwill and Certain Other Intangibles

     Effective January 1, 2002, Pepco Holdings adopted the full provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets apart from goodwill. Conectiv evaluated its existing goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS 141, which resulted in no impact to the Company's financial statements. SFAS 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that all such assets have determinable lives. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by December 31, 2002, screens for impairment; the second phase (if necessary) measures the impairment.

(4)  Segment Information

     Based on the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," Pepco Holdings' management has identified the following reportable segments: Pepco, Conectiv Power Delivery, Conectiv Energy, PES, and Other Non-Regulated. Intercompany (intersegment) revenues and expenses are not eliminated at the segment level for purposes of presenting segment financial results. Elimination of these intercompany amounts is accomplished using the "Eliminations and Other" column. Segment financial information for the three and nine months ended September 30, 2002 and 2001 is as follows.

	Three Months Ended September 30, 2002 (In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv	Conectiv	PES	Other Non- Regulated	(a) Elim.& Other	PHI Cons.
Operating Revenue	$ 516.7	$ 456.7	$ 557.0	$250.1	$ 27.7	$(167.0)	$ 1,641.2
Operating Expense	375.7	407.6	516.4	244.4	9.0	(169.7)	1,383.4
Operating Income	141.0	49.1	40.6	5.7	18.7	2.7	257.8
Net Income	70.3	21.4	22.4	3.4	7.9	(10.2)	115.2
Total Assets (at 9/30/02)	$3,587.8	$4,528.2	$1,917.4	$262.4	$1,565.2	$ 787.4	$12,648.4

	Three Months Ended September 30, 2001 (In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv	Conectiv	PES	Other Non- Regulated	(a) Elim.& Other	PHI Cons.
Operating Revenue	$527.3	-	-	$165.6	$ 29.7	$ (2.6)	$ 720.0
Operating Expense	413.3	-	-	154.8	21.3	(2.6)	586.8
Operating Income	114.0	-	-	10.8	8.4	-	133.2
Net Income	60.3	-	-	4.2	4.2	-	68.7
Total Assets (at 9/30/01)	$5,172.9	-	-	$217.3	$1,218.7	$(1,191.8)	$5,417.1
Note:

The unaudited condensed statements of earnings for the three months ended September 30, 2002 above include Pepco and its pre-merger subsidiaries (PCI and PES) results for the entire periods presented consolidated with Conectiv and its subsidiaries results starting on August 1, 2002, the date the merger was consummated. The 2001 operating amounts reflect only the operations of Pepco and its pre-merger subsidiaries, as previously reported by Pepco. Accordingly, the amounts between years are not comparable.

(a)

"Eliminations and Other" represents unallocated Pepco Holdings capital costs, such as the acquisition financing and the amortization (income) of "purchase accounting" related adjustments to the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002, and the elimination of intercompany revenues and expenses.

	Nine Months Ended September 30, 2002 (In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv	Conectiv	PES	Other Non- Regulated	(a) Elim.& Other	PHI Cons.
Operating Revenue	$1,223.5	$456.7	$557.0	$567.4	$79.0	$(166.9)	$2,716.7
Operating Expense	948.8	407.6	516.4	561.0	29.7	(169.7)	2,293.8
Operating Income	274.7	49.1	40.6	6.4	49.3	2.8	422.9
Net Income	125.3	21.4	22.4	4.4	20.9	(10.3)	184.1
Total Assets (at 9/30/02)	$3,587.8	$4,528.2	$1,917.4	$262.4	$1,565.2	$ 787.4	$12,648.4

	Nine Months Ended September 30, 2001 (In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv	Conectiv	PES	Other Non- Regulated	(a) Elim.& Other	PHI Cons.
Operating Revenue	$1,442.2	-	-	$400.7	$79.2	$(3.4)	$1,918.7
Operating Expense	1,102.1	-	-	384.2	62.2	(3.4)	1,545.1
Operating Income	340.1	-	-	16.5	17.0	-	373.6
Net Income	168.4	-	-	8.2	4.0	-	180.6
Total Assets (at 9/30/01)	$5,172.9	-	-	$217.3	$1,218.7	$(1,191.8)	$5,417.1
Note:

The unaudited condensed statements of earnings for the nine months ended September 30, 2002 above include Pepco and its pre-merger subsidiaries (PCI and PES) results for the entire periods presented consolidated with Conectiv and its subsidiaries results starting on August 1, 2002, the date the merger was consummated. The 2001 operating amounts reflect only the operations of Pepco and its pre-merger subsidiaries, as previously reported by Pepco. Accordingly, the amounts between years are not comparable.

(a)

"Eliminations and Other" represents unallocated Pepco Holdings capital costs, such as the acquisition financing and the amortization (income) of "purchase accounting" related adjustments to the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002, and the elimination of intercompany revenues and expenses.

(5)  Commitments and Contingencies

Termination of Agreements for Sale of ACE Electric Generating Plants

     The agreements between ACE and NRG Energy, Inc. (NRG) for the sale of ACE's fossil fuel-fired electric generating plants (740 MW of capacity), including the Deepwater Station and B.L. England Station, and ACE's interests in Conemaugh and Keystone Stations, were subject to termination by either party after February 28, 2002. NRG delivered notice to Conectiv on April 1, 2002 terminating these agreements. On May 23, 2002, Conectiv announced that it initiated a second competitive bidding process to sell these ACE-owned fossil fuel-fired electric generating plants. Conectiv expects that the competitive bidding process will conclude by the end of 2002. Conectiv cannot predict the results of the competitive bidding process, whether the process will result in any sales agreements, whether the NJBPU will grant the required approval of any resulting sales agreements, or any related impacts upon recoverable stranded costs.

     The BGS auction awarded about 1,900 MW, or 80% of ACE's BGS load to four suppliers for the period from August 1, 2002 to July 31, 2003. The remaining 20% of ACE's BGS load is supplied utilizing ACE's electric supply, consisting of its fossil fuel-fired electric generating plants (excluding Deepwater), which are used first to meet such BGS load, and its NUG contracts, to the extent such electric generating plants are not sufficient to satisfy such load. Any portion of ACE's electric supply that exceeds the load requirement of the BGS customers is sold in the wholesale market. In addition, if any of the four suppliers awarded 80% of ACE's BGS load default on performance, ACE will offer the defaulted load to the other winning bidders. If they are not interested, ACE will then procure the needed supply from the wholesale market. Any costs related to this new supply that are not covered by remuneration from the supplier in default will be included in the calculation of deferred electric service costs, which are subject to NJBPU review and future recovery in customer rate increases.

Pepco Regulatory Contingencies

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of the Company's D.C. Commission approved divestiture settlement that provided for a sharing of any net proceeds from the sale of its generation related assets. A principal issue in the case is whether a sharing between customers and shareholders of the excess deferred income taxes and accumulated deferred investment tax credits associated with the sold assets would violate the normalization provisions of the Internal Revenue Code and implementing regulations. Other issues deal with the inclusion of internal costs and cost allocations, with respect to which Pepco believes its calculations are correct. Accordingly, Pepco is of the strong belief that its calculation of the customers share of divestiture proceeds is correct and that its position should prevail before the D.C. Commission or upon judicial review. The potential exists that Pepco could be required to make additional gain sharing payments to D.C. customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is impossible to predict when the D.C. Commission will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002 and Pepco is awaiting a Proposed Order from the Hearing Examiner. It is a certainty that some party or parties will appeal the Hearing Examiner's Proposed Order to the Maryland Commission. The principal issue in the case is the same normalization issue that was raised in the D.C. case. Other issues deal with the inclusion of internal costs and cost allocations, with respect to which Pepco believes its calculations are correct. Accordingly, Pepco is of the strong belief that its calculation of the customers share of divestiture proceeds is correct and that its position should prevail before the Maryland Commission or upon judicial review. The potential also exists that Pepco would be required to make additional gain sharing payments to Maryland customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is impossible to predict when the Hearing Examiner or the Maryland Commission will issue their decisions.

Other Regulatory Matters

     On September 9, 2002, New Jersey enacted an amendment (Amendment) to the 1999 Electric Discount and Energy Competition Act (the New Jersey Act). The Amendment permits the NJBPU to authorize the securitization of deferred balances of electric public utilities resulting from the provisions of the New Jersey Act. The NJBPU may authorize the issuance of transition bonds by an electric public utility or other financing entity in order to (i) recover stranded costs deemed eligible for rate recovery in a stranded cost recovery order; (ii) recover rate reduction requirements determined by the NJBPU to be necessary under the provisions of the New Jersey Act; or (iii) recover basic generation service transition costs. The NJBPU may approve transition bonds with scheduled amortization of up to fifteen years if related to stranded cost recoveries or recoveries of basic generation service transition costs, or the remaining term of a purchase power agreement if related to the buyout or buydown of long-term purchase power contracts with non-utility generators (NUGs).

     On September 20, 2002, the NJBPU issued a Bondable Stranded Costs Rate Order (Financing Order) to ACE authorizing the issuance of $440 million of Transition Bonds. The proceeds of these bonds will be used to recover the stranded costs associated with the divestiture of the ACE nuclear assets, the buyout of the Pedricktown NUG contract and the buydown of the American Ref-Fuel NUG contract. Also included in the amount authorized is $20 million of transaction costs and capital reduction costs. Conectiv expects that the bonds will be issued by the end of 2002, although this is dependent on conditions in the relevant capital markets at the times of the offerings.

     ACE formed Atlantic City Electric Transition Funding LLC (ACE Transition Funding) during 2001 as a special purpose entity (SPE) for the sole purpose of purchasing and owning the bondable transition property (BTP), issuing transition bonds (Bonds), pledging ACE Transition Funding's interest in BTP and other collateral to the bond trustee to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. Proceeds from the sale of Bonds will be transferred to ACE in consideration for the BTP, and ACE will repurchase debt and/or equity related to the stranded costs and NUG contracts noted above. When issued, the Bonds of ACE Transition Funding will be included in Conectiv's Consolidated Balance Sheet.

Environmental Matters

     The Company through its subsidiaries is subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to current and past disposal practices. The Company's liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean up-related issues (including whether a subsidiary of the Company or a corporate predecessor is responsible for conditions on a particular parcel). Conectiv's current liabilities include $17.3 million as of September 30, 2002 ($17.7 million as of December 31, 2001) for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party or alleged to be a third party contributor. The accrued liability as of September 30, 2002 included $10 million for remediation and other costs associated with environmental contamination that resulted from an oil release at the Indian River power plant (which was sold on June 22, 2001) and reflects the terms of a related consent agreement reached with the Delaware Department of Natural Resources and Environmental Control during 2001. The Company does not expect such future costs to have a material effect on its financial position or results of operations.

Litigation

     During 1993, Pepco was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City and Baltimore County), in separate ongoing, consolidated proceedings each denominated, "In re: Personal Injury Asbestos Case." Pepco (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that Pepco was negligent in not providing a safe work environment for employees of its contractors who allegedly were exposed to asbestos while working on Pepco's property. Initially, a total of approximately 448 individual plaintiffs added Pepco to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant. In a related proceeding in the Baltimore City case, Pepco was served, in September 1993, with a third-party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against Pepco on the same theory of alleged negligence set forth above in the plaintiffs' case. Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third-party complaint against Pepco, seeking contribution for the same plaintiffs involved in the Owens Corning third-party complaint. Since the initial filings in 1993, approximately 90 additional individual suits have been filed against Pepco. The third-party complaints involving Pittsburgh Corning and Owens Corning were dismissed by the Baltimore City Court during 1994 without any payment by Pepco. While the aggregate amount specified in the remaining suits would exceed $400 million, Pepco believes the amounts are greatly exaggerated, as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, Pepco does not believe these suits will have a material adverse effect on its financial position. However, an unfavorable decision rendered against Pepco could have a material adverse effect on results of operations in the year in which a decision is rendered.

     On October 24, 2000, the City of Vineland, New Jersey (City), filed an action in a New Jersey Superior Court to acquire ACE electric distribution facilities located within the City limits by eminent domain. On March 13, 2002, ACE and the City signed an agreement that provides for ACE to sell the electric distribution facilities within the City limits, and the related customer accounts, for $23.9 million. The proceeds are being received in installments as milestones are met, and are proceeding on schedule. The remaining proceeds should be received in the second quarter of 2004, when the final milestones will be completed. At that time the assets and customers will be transferred to the City and the sale will be recorded by ACE.

     The Company, through its subsidiaries, is involved in other legal and administrative (including environmental) proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Dividends Declared

     Pepco Holdings' Board of Directors has declared a quarterly dividend on common stock of $.25 to be paid December 31, 2002, to shareholders of record on December 10, 2002.

             * * * * * * * * * * * * * * * * * * * * * * * * *

                       Report of Independent Accountants

To the Board of Directors
and Shareholders of Pepco Holdings, Inc.

We have reviewed the accompanying consolidated balance sheet of Pepco Holdings, Inc. and its subsidiaries (the Company) as of September 30, 2002, and the related consolidated statements of earnings for each of the three-month and nine-month periods ended September 30, 2002 and the consolidated statement of cash flows for the nine-month period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

PricewaterhouseCoopers LLP
November 13, 2002

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Pepco Holdings, Inc. (Pepco Holdings or the Company, formerly New RC, Inc.), a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), was incorporated under the laws of Delaware on February 9, 2001 for the purpose of effecting Potomac Electric Power Company's (Pepco) acquisition of Conectiv, which was consummated on August 1, 2002. Upon the completion of the merger, Pepco and Conectiv became wholly owned subsidiaries of Pepco Holdings. Additionally, Pepco, through a series of transactions, transferred its ownership interests in it pre-merger subsidiaries Potomac Capital Investment Corporation (PCI) and Pepco Energy Services, Inc. (PES) to Pepco Holdings and PCI transferred its ownership interests in its pre-merger subsidiary Pepco Communications, Inc. (Pepcom) to Pepco Holdings. These transactions resulted in PCI, PES, and Pepcom becoming wholly owned subsidiaries of Pepco Holdings. Pepco Holdings manages the operations of its subsidiaries, as described below.

Power Delivery

     The largest component of Pepco Holdings' business is power delivery, which is conducted through its subsidiaries Pepco, Delmarva Power & Light Company (DPL), and Atlantic City Electric Company (ACE). Pepco, DPL and ACE are all regulated public utilities in the jurisdictions in which they serve customers. The operations of DPL and ACE collectively are referred to as "Conectiv Power Delivery."

Pepco

     Pepco is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. As of September 30, 2002, Pepco delivered power to approximately 716,000 customers. Under settlements entered into with regulatory authorities, Pepco is required to provide electricity supply at specified rates (which we refer to as "default service") to customers in Maryland until July 2004 and to customers in Washington, D.C. until February 2005. Under a full requirements contract entered into in 2000 in connection with the purchase by Mirant Corporation of substantially all of Pepco's electricity generation assets, Mirant is obligated to supply Pepco with all of the capacity and energy needed to fulfill these default service obligations at fixed prices that are lower than currently approved tariff rates that Pepco charges for providing such service. If Mirant were to fail to fulfill its supply obligations, Pepco would have to find alternative sources of supply at rates then prevailing.

Conectiv Power Delivery

     DPL is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia and provides gas distribution service in northern Delaware. As of September 30, 2002, DPL delivered electricity to approximately 482,000 customers and gas to approximately 114,000 customers. Under regulatory settlements, DPL is required to provide default electricity service in Maryland until July 2003 for non-residential customers and until July 2004 for residential customers; to customers in Delaware until May 2006 and to customers in Virginia until January 2004 (which may be extended to July 2007). Conectiv Energy (described below) supplies all of DPL's default service load requirements under a supply agreement that ends June 30, 2004. Conectiv Energy's resources for supplying DPL's default service load include electricity generated by Conectiv Energy's plants and purchased electricity, including purchases under long-term agreements. DPL purchases gas supplies for its customers from marketers and producers in the spot market and under short-term and long-term agreements.

     ACE is engaged in the transmission and distribution of electricity in southern New Jersey. ACE has default service obligations for approximately 20 percent of the electricity supply to its customers. It expects to fulfill these obligations through the generation output from the fossil-fuel fired generating plants held for sale, as discussed below, and through existing purchase power agreements with non-utility generators. As of September 30, 2002, ACE delivered electricity to approximately 509,000 customers. ACE also currently owns fossil fuel-fired electric generating plants. ACE anticipates selling these generation assets. The agreements between ACE and NRG Energy, Inc. (NRG) for the sale of ACE's fossil fuel-fired electric generating plants (740 MW of capacity), including the Deepwater Station and B.L. England Station, and ACE's interests in Conemaugh and Keystone Stations, were subject to termination by either party after February 28, 2002. NRG delivered notice to Conectiv on April 1, 2002 terminating these agreements. On May 23, 2002, Conectiv announced that it initiated a second competitive bidding process to sell these ACE-owned fossil fuel-fired electric generating plants. Conectiv expects that the competitive bidding process will conclude by the end of 2002. Conectiv cannot predict the results of the competitive bidding process, whether the process will result in any sales agreements, whether the NJBPU will grant the required approval of any resulting sales agreements, or any related impacts upon recoverable stranded costs. The BGS auction awarded about 1,900 MW, or 80% of ACE's BGS load to four suppliers for the period from August 1, 2002 to July 31, 2003. The remaining 20% of ACE's BGS load is supplied utilizing ACE's electric supply, consisting of its fossil fuel-fired electric generating plants (excluding Deepwater), which are used first to meet such BGS load, and its NUG contracts, to the extent such electric generating plants are not sufficient to satisfy such load. Any portion of ACE's electric supply that exceeds the load requirement of the BGS customers is sold in the wholesale market. In addition, if any of the four suppliers awarded 80% of ACE's BGS load default on performance, ACE will offer the defaulted load to the other winning bidders. If they are not interested, ACE will then procure the needed supply from the wholesale market. Any costs related to this new supply that are not covered by remuneration from the supplier in default will be included in the calculation of deferred electric service costs, which are subject to NJBPU review and future recovery in customer rate increases.

Competitive Energy

     This component of the Company's business is conducted through its subsidiaries Conectiv Energy Holding Company (Conectiv Energy) and PES.

Conectiv Energy

     Conectiv Energy supplies power to DPL and provides wholesale power and ancillary services to the PJM power pool. Conectiv Energy's generation asset strategy focuses on mid-merit plants with operating flexibility, multi-fuel capability and low capital requirements that can quickly change their output level on an economic basis. Mid-merit plants generally are operated during times when demand for electricity rises and prices are higher. Conectiv Energy also engages in energy trading to take advantage of price fluctuations and arbitrage opportunities.

     As of September 30, 2002, Conectiv Energy owned and operated electric generating plants with 2,294 MW of capacity. In January 2002 Conectiv Energy began construction of a 1,100 MW combined cycle plant with six combustion turbines at a site in Bethlehem, Pennsylvania that is expected to become partially operational by the end of 2002 and fully operational by the end of 2003. In addition, Conectiv Energy has ordered seven combustion turbines which, with additional equipment, could be configured into up to three combined cycle plants with approximately 550 MW of capacity each. Construction of these additional plants is subject to market conditions but is currently expected to occur in phases and to be completed by 2007, with delivery of the combustion turbines occurring in phases through 2003. Through September 30, 2002 a total of $172.1 million has been paid for these turbines. The total amount to be paid is expected to be approximately $235 million.

PES

     PES provides retail electricity and natural gas to residential, commercial, industrial and governmental customers in the District of Columbia and states in the mid-Atlantic region. PES also provides integrated energy management solutions to commercial, industrial and governmental customers, including energy-efficiency contracting, development and construction of "green power" facilities, equipment operation and maintenance, fuel management, and appliance service agreements. In addition, PES owns electricity generation plants with approximately 800 MW of peaking capacity, the output of which PES sells in the wholesale market. PES also purchases and sells electricity and natural gas in the wholesale markets to support its commitments to its retail customers.

Other Non-Regulated

     This component of Pepco Holdings' business is conducted through its subsidiaries PCI and Pepcom.

PCI

     PCI manages a portfolio of financial investments and strategic operating businesses that are designed to provide us with supplemental earnings and cash flow. PCI has been redirecting its investment operations to focus on investments that are related to the energy industry, such as energy leveraged leases. These transactions involve PCI's purchase and leaseback of utility assets, located outside of the United States, that provide a long-term, stable stream of cash flow and earnings. PCI has reduced its previous concentration of investments in the aircraft industry from 33 aircraft in 1995 to three aircraft currently. PCI also owns a ten-story, 360,000 square foot office building in downtown Washington, D.C., which is leased to Pepco and serves as Pepco Holdings' and Pepco's corporate headquarters.

     PCI's utility industry products and services are provided through various operating companies. Its underground electric services company, W.A. Chester, provides high voltage construction and maintenance services to utilities and to other customers throughout the United States. PCI also owns Severn Cable, which provides low voltage electric and telecommunication construction and maintenance services in the Washington, D.C. area.

Pepcom

     Pepcom owns a 50% interest in Starpower Communications, LLC, a joint venture with RCN Corporation, which provides cable and telecommunication services to households in the Washington, D.C. area.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by the Company include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, unbilled revenue, pension activity, fair values used in the purchase method of accounting and the resulting goodwill balance.

     The U.S. Securities and Exchange Commission (SEC) has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, Pepco Holdings has identified the critical accounting policies and judgments as addressed below. Although Pepco Holdings believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

     Power Delivery revenues primarily include revenues from the supply and delivery of electricity to the customers of Pepco, DPL, and ACE. Revenues from the supply and delivery of natural gas to DPL's customers are also included in Power Delivery. Competitive Energy revenues are primarily derived from electricity and natural gas trading activities and strategic generation, which is the sale of electricity, capacity, and ancillary services from deregulated electric generating plants. It also includes revenues from wholesale and retail sales of electricity and natural gas to customers that are supplied by purchases in wholesale markets and revenues from energy management products and services. Other Non-Regulated revenues are provided primarily by Pepco Holdings non-utility subsidiaries, including PCI and Pepcom.

     The Power Delivery businesses recognize revenues for the supply and delivery of electricity and gas upon delivery to the customer, including amounts for services rendered, but not yet billed. Conectiv Energy recognizes revenue when delivery is substantially complete for non-trading activities, and on a mark-to-market basis for trading activities. PES recognizes revenue for its wholesale and retail commodity business upon delivery to customers. Revenues for PES' energy efficiency construction business is recognized using the percentage of completion method of revenue recognition and revenues from its operation and maintenance and other products and services contracts are recognized when earned. Revenues from the Other Non-Regulated business line are principally recognized when services are performed or products are delivered, however revenue from PCI's utility industry services contracts is recognized using the percentage-of-completion method of revenue recognition, which recognizes revenue as work progresses on the contract.

Accounting For the Effects of Certain Types of Regulation

     The requirements of SFAS No. 71 (SFAS 71) "Accounting for the Effects of Certain Types of Regulation" apply to the Power Delivery businesses of Pepco, DPL, and ACE. SFAS 71 allows regulated entities, in appropriate circumstances, to establish regulatory assets and to defer the income statement impact of certain costs that are expected to be recovered in future rates. Management's assessment of the probability of recovery of regulatory assets requires judgment and interpretation of laws, regulatory commission orders, and other factors. Should existing facts or circumstances change in the future to indicate that a regulatory asset is not probable of recovery, then the regulatory asset would be charged to earnings.

Accounting for Goodwill and Certain Other Intangibles

     Effective January 1, 2002, Pepco Holdings adopted the full provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets apart from goodwill. Conectiv evaluated its existing goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS 141, which resulted in no impact to the Company's financial statements. SFAS 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that all such assets have determinable lives. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by December 31, 2002, screens for impairment; the second phase (if necessary) measures the impairment.

Accounting For Derivatives

     SFAS No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" requires derivative instruments to be measured at fair value. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholders' equity) and is subsequently reclassified into earnings when the forecasted transaction occurs. If a forecasted transaction is no longer probable, the deferred gain or loss in accumulated other comprehensive income is immediately reclassified to earnings. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged; to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

     In June 2002, Pepco Holdings entered into several treasury lock transactions in anticipation of the issuance of several series of fixed rate debt commencing in July 2002. These treasury lock transactions, which have been designated as qualified cash flow hedges in accordance with the provisions of SFAS 133, are intended to offset the changes in future cash flows attributable to fluctuations in interest rates. Each reporting period, the after-tax fair value amount of the hedge was reported as a component of accumulated other comprehensive loss in the shareholders' equity section of Pepco Holdings consolidated balance sheets and the pre-tax amount was recorded as a liability. Upon the closing of the sale of the debt on September 6, 2002, the net loss on the settlement of the treasury lock transactions of $63.4 million (after tax) was recorded as accumulated other comprehensive loss and began to be amortized on Pepco Holdings' consolidated statements of earnings into interest expense over the life of the related debt. Additionally, the fair value of the liability of $106.1 million (pre tax) was paid by Pepco Holdings on September 4, 2002, the hedge settlement date.

     Conectiv Energy engages in commodity hedging activities to minimize the risk of market fluctuations associated with the purchase and sale of energy commodities (natural gas, petroleum, coal and electricity). The majority of these hedges relate to the procurement of fuel for its power plants, fixing the cash flows from the plant output, and securing power for electric load service. Conectiv Energy's hedging activities are conducted using derivative instruments designated as cash flow hedges, which are designed to reduce the variability in future cash flows. Conectiv Energy's commodity hedging objectives, in accordance with its risk management policy, are primarily the assurance of stable and known cash flows and the fixing of favorable prices and margins when they become available.

     Conectiv Bethlehem, LLC (CBI), a subsidiary of Conectiv Energy, entered into an interest rate swap agreement for the purpose of managing its overall borrowing rate and limiting its interest rate risk associated with debt it has issued. CBI currently hedges 50-75% of its variable rate debt. CBI formally designated its interest rate swap agreements as a cash flow hedge.

     PES purchased natural gas futures and electricity forward contracts to hedge price risk in connection with the purchase of physical natural gas and electricity for delivery to customers in future months. PES accounts for its natural gas futures and electricity forward contracts as cash flow hedges of forecasted transactions.

     PCI has entered into interest rate swap agreements for the purpose of managing its overall borrowing rate and limiting its interest rate risk associated with debt it has issued. PCI currently hedges 100% of its variable rate debt and approximately 21% of its fixed rate debt for the Medium Term Note program. PCI formally designated its interest rate swap agreements as both cash flow hedge and fair value hedge instruments.

     Unrealized losses on Conectiv's derivatives designated as cash flow hedges, resulted in a loss balance of $6.5 million, after income taxes, in accumulated other comprehensive income as of September 30, 2002. The unrealized cash flow hedge losses primarily resulted from a decline in prices associated with natural gas expected to be used by electric generating plants. These and other cash flow hedges are intended to reduce the volatility of future cash flows.

     On October 25, 2002, the EITF rescinded Issue No. 98-10 (EITF 98-10) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The Company's interpretation of EITF 98-10 is consistent with the current rules that are being applied under SFAS No. 133 and therefore management does not believe that rescinding EITF 98-10 will impact its financial position or results of operations.

Energy Trading Activities

     In 2002, a pronouncement was issued by the Emerging Issues Task Force entitled EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which addresses the presentation of revenue and expense associated with "energy trading book" contracts on a gross vs. net basis. Previously the EITF concluded that gross presentation was acceptable, but with the issuance of EITF 02-3 and the subsequent guidance provided by the EITF in June and September 2002, net presentation is required. Conectiv Energy and PES enter into trading activities that are subject to the provisions of this pronouncement and both historically have classified these contracts on a gross basis.

     Conectiv Energy and PES have completed their evaluation of the financial statement reclassification required by EITF 02-3. Beginning with July 2002, all trades were recorded net and therefore no reclassification was required for the three months ended September 30, 2002. Accordingly, Conectiv Energy's results for the post-merger months of August and September 2002, included in Pepco Holding's operating results herein, reflect no revenue or expense reclassification. PES revenues decreased from $423.6 million to $401 million for the nine months ended September 30, 2002 and from approximately $212.1 million to $165.6 million and from approximately $481.2 million to $400.7 million, for the three and nine months ended September 30, 2001, respectively. There is no impact on Conectiv Energy's or PES' overall financial position or net results of operations as a result of the implementation of EITF 02-3.

Accounting For Marketable Securities

     Conectiv and PCI hold marketable equity securities which are classified as available-for-sale securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income on the accompanying consolidated balance sheets. However, if a decline in fair value of an available-for-sale security is determined to be other than temporary, then the cost basis of the security is written down to fair value and the decline in fair value is included in earnings.

CONSOLIDATED RESULTS OF OPERATIONS

LACK OF COMPARABILITY OF OPERATING RESULTS WITH PRIOR PERIOD

     As a result of the merger transaction on August 1, 2002, Pepco Holdings' accompanying unaudited consolidated balance sheet as of September 30, 2002 includes the accounts of Pepco Holdings and its subsidiaries (discussed in the "Overview" section, herein), after giving effect to the merger transaction and resulting purchase accounting entries. Since Pepco was the acquiring company, in accordance with the purchase method of accounting, Pepco represents the "predecessor" company. Accordingly, the prior year consolidated balance sheet as of December 31, 2001, includes only the consolidated accounts of Pepco and its pre-merger subsidiaries, PCI and PES, as previously reported by Pepco.

     The accompanying unaudited consolidated statements of earnings for the three and nine months ended September 30, 2002 include Pepco's and its pre-merger subsidiaries' results for the entire periods presented consolidated with Conectiv's and its subsidiaries' results starting on August 1, 2002, the date the merger was consummated. The 2001 operating amounts reflect only the consolidated operations of Pepco and its pre-merger subsidiaries, as previously reported by Pepco.

     Accordingly, due to the application of the purchase method of accounting that was used to record the merger transaction, the 2002 and 2001 balances included in the accompanying unaudited consolidated financial statements are not comparable.

OPERATING REVENUE

Three Months Ended

     Total consolidated operating revenue for the three months ended September 30, 2002, was $1,641.2 million compared to $720 million for the corresponding quarter last year. Intercompany revenue has been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	Three Months Ended
	2002	2001	Change
Pepco	$ 516.6	$545.7	$(29.1)
Conectiv Power Delivery	456.0	-	456.0
Conectiv Energy	390.4	-	390.4
PES	250.0	165.6	84.4
Other Non-Regulated	28.2	27.1	1.1
Loss on divestiture of generation assets	-	(18.4)	18.4
Total	$1,641.2	$720.0

     The decrease in Pepco's operating revenue during the 2002 quarter primarily results from a decrease of $43.7 million in standard offer service revenue due to increased customer migration to alternate suppliers during the 2002 quarter. Retail access to a competitive market for generation services was made available to all Maryland customers on July 1, 2000 and to D.C. customers on January 1, 2001. At September 30, 2002, 14% of the Utility's Maryland customers and 12% of its D.C. customers have chosen alternate suppliers. These customers accounted for 1,134 megawatts of load in Maryland (of Pepco's total load of 3,369) and 1,195 megawatts of load in D.C. (of Pepco's total load of 2,326). The decrease in standard offer service revenue was partially offset by a $20.5 million increase in delivery revenue due to higher delivered kilowatt hour sales (11% increase) from hotter weather than experienced last year. Cooling degree hours were approximately 42% above normal during the 2002 period.

     The amounts for Conectiv Power Delivery and Conectiv Energy represent their post-merger operations for the months of August and September 2002.

     The increase in operating revenues at PES primarily results from growth in its retail commodity business.

     The 2001 quarter included an $18.4 million loss that resulted from the settlement of certain disputes with Mirant Corporation in connection with the 2000 asset divestiture.

Nine Months Ended

     Total consolidated operating revenue for the nine months ended September 30, 2002, was $2,716.7 million compared to $1,918.7 million for the corresponding nine-month period last year. Intercompany revenue has been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	Nine Months Ended
	2002	2001	Change
Pepco	$1,223.4	$1,410.4	$(187.0)
Conectiv Power Delivery	456.0	-	456.0
Conectiv Energy	390.4	-	390.4
PES	567.3	400.7	166.6
Other Non-Regulated	79.6	75.8	3.8
Gain on divestiture of generation assets	-	31.8	(31.8)
Total	$2,716.7	$1,918.7

     The decrease in Pepco's operating revenue during the 2002 nine month period primarily results from a decrease of $193.2 million in standard offer service revenue due to increased migration to alternative suppliers, partially offset by a $15.4 million increase in delivery revenue due to hotter than normal weather during the period.

     The amounts for Conectiv Power Delivery and Conectiv Energy represent their post-merger operations for the months of August and September 2002.

     The increase in PES' operating revenue results from growth in its retail commodity business.

     The gain on divestiture of generation assets of $31.8 million in 2001 resulted from the sale of Pepco's interest in the Conemaugh generating station.

OPERATING EXPENSES

Three Months Ended

     Total consolidated operating expenses for the three months ended September 30, 2002, were $1,383.4 million compared to $586.8 million for the corresponding quarter last year. Intercompany expenses have been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	Three Months Ended
	2002	2001	Change
Pepco	$ 375.7	$410.7	$(35.0)
Conectiv Power Delivery	278.9	-	278.9
Conectiv Energy	479.8	-	479.8
PES	242.4	154.8	87.6
Other Non-Regulated	9.0	21.3	(12.3)
Eliminations and Other	(2.4)	-	(2.4)
Total	$1,383.4	$586.8

     The decrease in Pepco's operating expenses during the 2002 quarter primarily results from a $44.2 million decrease in fuel and purchased energy expense due to less energy purchased because of increased customer migration. This decrease was partially offset by an increase in other taxes of $4.8 million due to higher Maryland property taxes ($2.1 million) and higher delivery taxes ($2 million).

     The amounts for Conectiv Power Delivery and Conectiv Energy represent their post-merger operations for the months of August and September 2002.

     The increase in PES' operating expenses results from growth in its retail commodity business.

     The decrease in Other Non-Regulated operating expenses primarily results from lower depreciation expense incurred as a result of fewer aircraft on operating leases in 2002. Also, the decrease is attributable to the timing of contractual utility related services.

    "Eliminations and Other" in 2002 primarily represents unallocated Pepco Holdings' capital costs, such as the acquisition financing and the amortization of "purchase accounting" related adjustments to the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002. Intercompany revenue and expense are also eliminated in this line item.

Nine Months Ended

     Total consolidated operating expenses for the nine months ended September 30, 2002, were $2,293.8 million compared to $1,545.1 million for the corresponding nine-month period last year. Intercompany expenses have been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	Nine Months Ended
	2002	2001	Change
Pepco	$ 948.8	$1,098.7	$(149.9)
Conectiv Power Delivery	278.9	-	278.9
Conectiv Energy	479.8	-	479.8
PES	559.0	384.2	174.8
Other Non-Regulated	29.7	62.2	(32.5)
Eliminations and Other	(2.4)	-	(2.4)
Total	$2,293.8	$1,545.1

     The decrease in Pepco's operating expense during the 2002 nine month period results from a $166.3 million decrease in fuel and purchase energy expense due to less energy purchased due to higher customer migration. This decrease was partially offset by an increase of $4.1 million in O&M expenses due to an increase in general power delivery expenses ($2.7 million); an increase of $4 million in depreciation expense; and an increase of $8.2 million in other taxes due to higher Maryland property taxes ($6.4 million) and higher delivery taxes and Pennsylvania property taxes ($1.8 million).

     The amounts for Conectiv Power Delivery and Conectiv Energy represent their post-merger operations for the months of August and September 2002.

     The increase in PES' operating expenses results from growth in its retail commodity business.

     The decrease in Other Non-Regulated operating expenses primarily results from lower depreciation expense incurred as a result of fewer aircraft on operating leases in 2002.

OTHER INCOME (EXPENSES)

Three Months Ended

     Total consolidated other expenses for the three months ended September 30, 2002, were $62.2 million compared to $25.1 million for the corresponding quarter last year. A detail of these amounts is as follows:

	Three Months Ended
	2002	2001	Change
Pepco	$(17.6)	$ (8.1)	$ 9.5
Conectiv Power Delivery	(18.6)	-	18.6
Conectiv Energy	(1.1)	-	1.1
PES	(.1)	(2.6)	(2.5)
Other Non-Regulated	(9.4)	(14.4)	(5.0)
Eliminations and Other	(15.4)	-	15.4
Total	$(62.2)	$(25.1)

     The increase in Pepco's other income (expenses) during the 2002 quarter results from a $4.1 million decrease in interest income earned primarily due to lower proceeds remaining to invest from Pepco's 2000 and 2001 generating asset divestitures and due to an increase of $4.2 million in interest expense during the quarter due to interest incurred on the Company's outstanding debt.

     The amounts for Conectiv Power Delivery and Conectiv Energy represent their post-merger operations for the months of August and September 2002.

     The decrease in Other Non-Regulated other income (expense) results from the timing of financial transactions.

Nine Months Ended

     Total consolidated other expenses for the nine months ended September 30, 2002, were $115.1 million compared to $72.6 million for the corresponding nine-month period last year. A detail of these amounts is as follows:

	Nine Months Ended
	2002	2001	Change
Pepco	$ (52.1)	$(31.5)	$20.6
Conectiv Power Delivery	(18.6)	-	18.6
Conectiv Energy	(1.1)	-	1.1
PES	(.1)	(1.2)	(1.1)
Other Non-Regulated	(27.8)	(39.9)	(12.1)
Eliminations and Other	(15.4)	-	15.4
Total	$(115.1)	$(72.6)

     The increase in Pepco's other expenses during the 2002 nine month period results from a $33.7 million decrease in interest income primarily due to lower proceeds remaining to invest from the Company's 2000 and 2001 divestitures and due to a decrease of $18.5 million in interest expense due to lower interest on commercial paper ($4.4 million) and as a result of the payoff of approximately $100 million in debt ($13 million).

     The amounts for Conectiv Power Delivery and Conectiv Energy represent their post-merger operations for the months of August and September 2002.

     The decrease in Other Non-Regulated other income (expense) primarily results from Pepcom's improved margins, reduced selling, general and administrative expenses, and the favorable impact of the termination of the requirement to amortize goodwill.

INCOME TAX EXPENSE (BENEFIT)

Three Months Ended

     Total consolidated income tax expense for the three months ended September 30, 2002, was $74.3 million compared to $35.8 million for the corresponding quarter last year. A detail of these amounts is as follows:

	Three Months Ended
	2002	2001	Change
Pepco	$46.8	$42.0	$ 4.8
Conectiv Power Delivery	15.7	-	15.7
Conectiv Energy	9.4	-	9.4
PES	2.1	4.0	(1.9)
Other Non-Regulated	(2.1)	(10.2)	8.1
Eliminations and Other	2.4	-	2.4
Total	$74.3	$35.8

     The increase in Pepco's income tax expense during the 2002 quarter results from the fact that the 2001 quarter included a nonrecurring credit in other taxes in the 2001 quarter from the loss on the Mirant dispute ($8.6 million), partially offset by lower taxes in the 2002 quarter ($1.6 million) due to lower interest income.

     The amounts for Conectiv Power Delivery and Conectiv Energy represent their post-merger operations for the months of August and September 2002.

     The decrease in Other Non-Regulated income tax benefit results from the timing of financial transactions in 2001 versus 2002.

Nine Months Ended

     Total consolidated income tax expense for the nine months ended September 30, 2002, was $110.5 million compared to $109.7 million for the corresponding nine-month period last year. A detail of these amounts is as follows:

	Nine Months Ended
	2002	2001	Change
Pepco	$ 84.0	$129.5	$(45.5)
Conectiv Power Delivery	15.7	-	15.7
Conectiv Energy	9.4	-	9.4
PES	2.6	7.1	(4.5)
Other Non-Regulated	(3.6)	(26.9)	23.3
Eliminations and Other	2.4	-	2.4
Total	$110.5	$109.7

     The decrease in Pepco's income tax expense during the 2002 nine month period results from lower taxes as a result of lower interest income ($11.4 million) and due to the fact that the 2001 period included taxes on the Company's generating plant divestitures ($34.3 million).

     The amounts for Conectiv Power Delivery and Conectiv Energy represent their post-merger operations for the months of August and September 2002.

     The decrease in PES' income tax expense results from reduced earnings in its commodity business.

     The decrease in Other Non-Regulated income tax benefit principally results from the tax benefit associated with one-time transactions completed in 2001.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity

     Due to $601.9 million of cash provided by operating activities, $1,628.4 million of cash used by investing activities, and $600.7 million of cash provided by financing activities, cash and cash equivalents decreased by $425.8 million during the nine months ended September 30, 2002. This decrease results from the fact that $1,075.6 million in cash was used to acquire Conectiv (net of Conectiv cash acquired).

     Pepco Holdings relies on access to bank and capital markets as a significant source of liquidity for capital requirements not satisfied by cash provided by its subsidiaries operations. Pepco Holdings generates no operating income on its own. Accordingly, Pepco Holdings' ability to pay dividends to its common stockholders will depend on dividends received from its subsidiaries. Pepco Holdings' ability to borrow funds or issue securities and the return demanded by investors are affected by the issuing company's credit ratings. In addition to their future financial performance, the ability of the subsidiaries to pay dividends to Pepco Holdings will be subject to the limits imposed by: state corporate and regulatory laws, which contain limitations on the funds that can be used to pay dividends and, in the case of regulatory laws, may require the prior approval of the relevant utility regulatory commissions before dividends can be paid; the 1935 Act, which prohibits the payment of dividends by a registered holding company or any of its subsidiaries out of capital or unearned surplus without the prior approval of the SEC; the provisions of their respective charters and bylaws; and the prior rights of holders of existing and future preferred stock, mortgage bonds and other long-term debt issued by the subsidiaries, and other restrictions in connection with other liabilities.

PUHCA Restrictions

     Because the Company is a holding company registered under PUHCA, it must obtain SEC approval to issue securities. Under PUHCA, Pepco Holdings may not pay dividends on the shares of common stock from an accumulated deficit or from paid-in-capital without United States Securities and Exchange Commission (SEC) approval. PUHCA also prohibits Pepco Holdings to borrow from its subsidiaries. Under an SEC Financing Order dated July 31, 2002 (the "Financing Order"), Pepco Holdings is authorized to issue equity, preferred securities and debt securities in an aggregate amount not to exceed $3.5 billion through the authorization period ending June 30, 2005. The external financing limit includes a short-term debt outstanding limitation of $2.5 billion. Pepco Holdings is also authorized to enter into guarantees to third parties or otherwise provide credit support with respect to obligations of its subsidiaries for up to $3.5 billion. The Financing Order requires that, in order to issue debt or equity securities, the Company must maintain a ratio of common stock equity to total capitalization (consisting of common stock, preferred stock, if any, long-term debt and short-term debt) of at least 30 percent. If this ratio falls below 30 percent (and the Company does not obtain from the SEC an amended order permitting it to maintain a lower ratio), the Company will not have the authority to issue either debt or equity securities, including additional commercial paper issued to refinance maturing commercial paper. As of September 30, 2002, the Company's common equity ratio was 30.9 percent or approximately $80 million in excess of the 30 percent threshold. The Company intends to take such actions as necessary to prevent the common equity ratio from dropping below 30 percent, including the sale of additional shares of common stock. In this regard, the Company has filed with the SEC a shelf registration statement for the sale of additional debt and equity securities. This shelf registration has been declared effective by the SEC. The Company may also seek an amendment to the SEC order that would permit the common equity ratio to temporarily drop below 30 percent for a period of time.

Financing

     Pepco Holdings entered into a $1.1 billion short term bridge facility on August 1, 2002 and borrowed the full $1.1 billion to fund $700 million of the merger cash consideration, and repay commercial paper and Conectiv bank loans due upon merger closing. The facility was repaid in full on September 6, 2002 with proceeds from Pepco Holding's note offering.

     Pepco Holdings issued $1.35 billion of unsecured notes on September 6, 2002: $350 million of 5.50% notes due August 15, 2007, $750 million of 6.45% notes due August 15, 2012, and $250 million of 7.45% notes due August 15, 2032. The net proceeds from the offering totaled $1.34 billion. Pepco Holdings offered the notes in an unregistered transaction. The proceeds from the sale of the notes were used to repay approximately $1.1 billion of indebtedness outstanding under a short-term bridge facility entered into on August 1, 2002 in connection with the merger, and to repay approximately $240 million of Pepco Holdings' outstanding commercial paper, including approximately $106.1 million of commercial paper issued to fund the settlement of treasury lock transactions entered into in June 2002 in anticipation of the offering of the notes.

     On September 19, 2002 Pepco Holdings issued an additional $150 million of the 5.5% notes due August 15, 2007 (which were consolidated to form a single series with the $350 million 5.5% notes due 2007, issued by Pepco Holdings on September 6). The net proceeds from the offering totaled $151.7 million. Pepco Holdings offered the notes in an unregistered transaction. The proceeds from the sale of the notes were used to repay outstanding commercial paper.

     Pepco Holdings established a $1 billion commercial paper program effective August 1, 2002 with Merrill Lynch, Credit Suisse First Boston and Bank One as dealers. This program replaced the Pepco, Conectiv and PCI programs which were terminated at the end of August 2002.

     Pepco Holdings has established a $1.5 billion 364-day revolving credit facility with various financial institutions. Pepco Holdings' borrowing sublimit under the Agreement is $1 billion, which will primarily be used to back up its commercial paper program. The $1.5 billion facility includes a $300 million letter of credit sublimit.

     On June 4, 2002, Conectiv sold $250 million in principal amount of 5.30% Notes due June 1, 2005 (the Initial Notes). In October 2002, the Initial Notes were exchanged for Notes, the form and terms of which are the same as the Initial Notes and are registered under the Securities Act of 1933, as amended.

     On October 1, 2002, DPL redeemed $30 million of 6.95% First Mortgage Bonds and $12 million of 6.59% Medium Term Notes.

Pension Funding

     As a result of recent declines in the values of securities in the financial markets, the pension assets of Pepco and Conectiv have failed to achieve the level of returns assumed in the determination of their pension expense accruals thus far during 2002. As a result, should the financial markets remain at the lower levels of September 30, 2002 or decline further, additional funds will need to be contributed to its pension plans in order to achieve a funding level of 100% with respect to its pension liabilities. Based on current estimates of pension liabilities at year end 2002, such additional funding could be at least $25 million. In addition, due to current lower asset values in its pension plans and the potential need to modify the assumptions used to value its pension liabilities, Pepco and Conectiv could experience a substantially higher level of pension expense in the near term and until the financial markets' performance improves. Both the funding amount and the pension expense accrual will be determined by the actual return on plan assets for the year, which depends on the performance of the financial markets during the balance of the year, and the level of interest rates at year end 2002, which cannot be definitively predicted.

Shareholder Dividend Reinvestment Plan and Employee Benefit Plans

Under the Company's Shareholder Dividend Reinvestment Plan and under various employee benefit plans of the Company and its subsidiaries, the Company can satisfy its obligations to supply Company common stock for the plans either by selling newly issued shares to the plans or by contributing cash that the plan administrators then use to purchase common stock in the open market. From August 1, 2002 to the date of this report, the Company issued an aggregate of 343,078 shares of it common stock to fund its obligations under the plans.

Dividend Policy and Restrictions

     The Company's annual dividend rate on its common stock is determined by the Board of Directors on a quarterly basis and takes into consideration, among other factors, current and possible future developments which may affect the Company's income and cash flows. The Company's Board of Directors declared a quarterly dividend per share of common stock of 25 cents payable on December 31, 2002 to holders of record on December 10, 2002. Previously, the Board declared a "pro-rata" period dividend of $.16576079 per share following the August 1 merger which was paid September 30, 2002 to holders of record on September 10, 2002. Under PUHCA, Pepco Holdings may not pay dividends on the shares of common stock from an accumulated deficit or paid-in capital without SEC approval. Pepco Holdings' common dividends paid to stockholders are currently funded from the common dividends that Pepco, DPL, and ACE pay to Pepco Holdings. Under PUHCA, Pepco, DPL, and ACE are prohibited from paying a dividend from an accumulated deficit or paid-in-capital, unless SEC approval is obtained. Also, certificates of incorporation of Pepco, DPL, and ACE have certain other limitations on the payment of common dividends to Pepco Holdings.

Other Regulatory Matters

     On September 9, 2002, New Jersey enacted an amendment (Amendment) to the 1999 Electric Discount and Energy Competition Act (the New Jersey Act). The Amendment permits the NJBPU to authorize the securitization of deferred balances of electric public utilities resulting from the provisions of the New Jersey Act. The NJBPU may authorize the issuance of transition bonds by an electric public utility or other financing entity in order to (i) recover stranded costs deemed eligible for rate recovery in a stranded cost recovery order; (ii) recover rate reduction requirements determined by the NJBPU to be necessary under the provisions of the New Jersey Act; or (iii) recover basic generation service transition costs. The NJBPU may approve transition bonds with scheduled amortization of up to fifteen years if related to stranded cost recoveries or recoveries of basic generation service transition costs, or the remaining term of a purchase power agreement if related to the buyout or buydown of long-term purchase power contracts with non-utility generators (NUGs).

     On September 20, 2002, the NJBPU issued a Bondable Stranded Costs Rate Order (Financing Order) to ACE authorizing the issuance of $440 million of Transition Bonds. The proceeds of these bonds will be used to recover the stranded costs associated with the divestiture of the ACE nuclear assets, the buyout of the Pedricktown NUG contract and the buydown of the American Ref-Fuel NUG contract. Also included in the amount authorized is $20 million of transaction costs and capital reduction costs. Conectiv expects that the bonds will be issued by the end of 2002, although this is dependent on conditions in the relevant capital markets at the times of the offerings.

     ACE formed Atlantic City Electric Transition Funding LLC (ACE Transition Funding) during 2001 as a special purpose entity (SPE) for the sole purpose of purchasing and owning the bondable transition property (BTP), issuing transition bonds (Bonds), pledging ACE Transition Funding's interest in BTP and other collateral to the bond trustee to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. Proceeds from the sale of Bonds will be transferred to ACE in consideration for the BTP, and ACE will repurchase debt and/or equity related to the stranded costs and NUG contracts noted above. When issued, the Bonds of ACE Transition Funding will be included in Conectiv's Consolidated Balance Sheet.

Working Capital

     At September 30, 2002 current assets totaled $1.7 billion versus current liabilities of $2.9 billion, including approximately $500 million in long-term debt due within one year. Although the Company currently has in place a $1.5 billion working capital facility, it intends to lower its current liabilities over the next twelve months through a combination of long-term financing strategies, including debt, securitized debt, and other securities.

Trading Activities

     Conectiv Energy's and PES' energy contracts for trading activities which are accounted for at fair value are shown in the table below. All fair values are based on prices actively quoted or prices provided by other external sources.

	Energy Trading Contracts Fair Value as of September 30, 2002
Sources of Fair Value	Total Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years
	(Dollars in Millions)
Prices actively quoted	$40.2	$43.6	$(3.4)
Prices provided by other external sources	10.0	3.0	7.0
Total	$50.2	$46.6	$ 3.6
The change in the fair value of Conectiv Energy's and PES' energy trading contracts for the nine months ended September 30, 2002 is shown in the table below.
		Fair Value of Energy Trading Contracts
(Dollars in Millions)
Fair value of contracts outstanding as of December 31, 2001		$28.0
Less: Contracts realized or otherwise settled		35.8
Plus: Fair value of new contracts when initially entered		-
Changes in fair value attributable to changes in valuation techniques and assumptions		-
Other changes in fair value		58.0
Fair value of contracts outstanding as of September 30, 2002		$50.2

FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding the Company's intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

     The forward-looking statements contained and incorporated by reference herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond the Company's control and may cause actual results to differ materially from those contained in forward-looking statements:

•

Prevailing governmental policies and regulatory actions affecting the energy industry, including with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs);

•		Changes in and compliance with environmental and safety laws and policies;
•		Weather conditions;
•		Population growth rates and demographic patterns;
•		Competition for retail and wholesale customers;
•		General economic conditions, including potential negative impacts resulting from an economic downturn;
•		Growth in demand, sales and capacity to fulfill demand;
•		Changes in tax rates or policies or in rates of inflation;
•		Changes in project costs;
•		Unanticipated changes in operating expenses and capital expenditures;
•		Capital market conditions;
•		Restrictions imposed by the Public Utility Holding Company Act of 1935;
•		Competition for new energy development opportunities and other opportunities;
•		Legal and administrative proceedings (whether civil or criminal) and settlements that influence our business and profitability;
•		Pace of entry into new markets;
•		Success in marketing services;
•		Trading counterparty credit risk;
•		Ability to secure electric and natural gas supply to fulfill sales commitments at favorable prices;
•		Volatility in market demand and prices for energy, capacity and fuel;
•		Operating performance of power plants;
•		Interest rate fluctuations and credit market concerns; and
•		Effects of geopolitical events, including the threat of domestic terrorism.

     Any forward-looking statements speak only as to the date of this
Form 10-Q and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statement are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors, nor can the Company assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     Market risk represents the potential loss arising from adverse changes in market rates and prices. Certain of Pepco Holdings financial instruments are exposed to market risk in the form of interest rate risk, equity price risk, commodity risk, and credit and nonperformance risk. Pepco Holdings management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. Management reviews any open positions in accordance with strict policies in order to limit exposure to market risk.

Interest Rate Risk

     Pepco Holdings debt is subject to the risk of fluctuating interest rates in the normal course of business. Pepco Holdings manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term and variable rate debt was approximately $3.8 million as of September 30, 2002.

     PCI uses interest rate swap agreements to manage its overall borrowing rate and limit its interest rate risk. The potential loss in fair value from these agreements resulting from a hypothetical 10% increase in base interest rates was estimated at $3.4 million at September 30, 2002.

Equity Price Risk

     Conectiv holds investments in marketable equity securities and venture capital funds, which invest in securities of technology and service companies related to energy, utility, and communication industries and PCI invests in marketable securities, which consist primarily of preferred stocks with mandatory redemption features and investment grade commercial paper. Conectiv is exposed to equity price risk through the securities invested in by the venture capital funds, and the marketable securities held directly by Conectiv and PCI are exposed to equity price risk from all of the securities. The potential change in the fair value of these investments resulting from a hypothetical 10% decrease in quoted securities prices was approximately $9.9 million as of September 30, 2002. Due to the nature of these investments and market conditions, the fair value of these investments may change by substantially more than 10%.

Commodity Price Risk

     Conectiv's participation in wholesale energy markets includes trading and arbitrage activities, which expose Conectiv to commodity market risk. To the extent Conectiv has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance levels. Conectiv engages in commodity hedging activities to minimize the risk of market fluctuations associated with the purchase and sale of energy commodities (natural gas, petroleum, coal and electricity). The majority of these hedges relate to the procurement of fuel for its power plants, fixing the cash flows from the plant output, and securing power for electric load service. Conectiv's hedging activities are conducted using derivative instruments designed as cash flow hedges, which are designed to reduce the volatility on future cash flows. Conectiv's energy commodity hedging objectives, in accordance with its risk management policy, are primarily the assurance of stable and known cash flows and the fixing of favorable prices and margins when they become available. Conectiv manages to the objective of hedging the variability in future cash flows for forecasted energy output from its generation assets at 75% or greater of such forecasted output over a period of 36 months. As of September 2002, Conectiv's average forecasted hedge position for the forward 36 months was projected to meet that objective.

     Counterparties to its various hedging and trading contracts expose Conectiv to credit losses in the event of nonperformance. Management has evaluated such risk, implemented credit checks and established reserves for credit losses. Conectiv is also at risk for a decrease in market liquidity to levels that affect its capability to execute its commodity participation strategies. Conectiv believes the commodity markets to be sufficiently liquid to support its market participation.

     Conectiv Energy uses a value-at-risk model to assess the market risk of its electricity, gas, coal, and petroleum product commodity activities. The model includes physical forward contracts used for hedging and trading, and commodity derivative instruments. Value-at-risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. Conectiv Energy estimates value-at-risk across its power, gas, coal, and petroleum products commodity business using a delta-gamma variance/covariance model with a 95 percent, one-tailed confidence level and assuming a five-day holding period. Since value-at-risk is an estimate, it is not necessarily indicative of actual results that may occur. Conectiv Energy's calculated value-at-risk with respect to its commodity price exposure associated with contractual arrangements for hedging and trading was approximately $15.1 million as of September 30, 2002. The average, high, and low value-at-risk for the two months ended September 30, 2002 was $22.9 million, $30.3 million and $12.8 million, respectively.

     The value-at-risk amounts discussed above include derivatives which are used for hedging. For risk management purposes, Conectiv Energy calculates value-at-risk on derivatives used for trading. This model assumes a one-day holding period, but is otherwise identical to the contractual value-at-risk model above. The value-at-risk on derivatives used for trading was $.8 million as of September 30, 2002 and the average, high, and low for the two months ended September 30, 2002 was $3.3 million, $5.3 million and $.8 million, respectively.

     Pepco Holdings recently started measuring company-wide value-at-risk for all unregulated energy commodity activities. This involves computing a combined value-at-risk for Conectiv Energy and PES. Pepco Holding's calculated value-at-risk with respect to its commodity price exposure associated with contractual arrangements for hedging and trading was approximately $22.1 million as of September 30, 2002. Pepco Holding's value-at-risk on derivatives used for trading was $.9 million as of September 30, 2002.

Credit and Nonperformance Risk

    Certain of the Company's agreements may be subject to credit losses and nonperformance by the counterparties to the agreements. However, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. The Company attempts to minimize credit risk exposure to trading counterparties and brokers through formal credit policies, monitoring procedures, the use of standardized agreements, which allow for the netting of positive and negative exposures associated with a single counterparty, and collateral requirements under certain circumstances. Valuation allowances are provided for credit risk.

Item 4.	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

Environmental Matters

     The Company through its subsidiaries is subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to current and past disposal practices. The Company's liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean up-related issues (including whether a subsidiary of the Company or a corporate predecessor is responsible for conditions on a particular parcel). Conectiv's current liabilities include $17.3 million as of September 30, 2002 ($17.7 million as of December 31, 2001) for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party or alleged to be a third party contributor. The accrued liability as of September 30, 2002 included $10 million for remediation and other costs associated with environmental contamination that resulted from an oil release at the Indian River power plant (which was sold on June 22, 2001) and reflects the terms of a related consent agreement reached with the Delaware Department of Natural Resources and Environmental Control during 2001. The Company does not expect such future costs to have a material effect on its financial position or results of operations.

Litigation

     During 1993, Pepco was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City and Baltimore County), in separate ongoing, consolidated proceedings each denominated, "In re: Personal Injury Asbestos Case." Pepco (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that Pepco was negligent in not providing a safe work environment for employees of its contractors who allegedly were exposed to asbestos while working on Pepco's property. Initially, a total of approximately 448 individual plaintiffs added Pepco to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant. In a related proceeding in the Baltimore City case, Pepco was served, in September 1993, with a third-party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against Pepco on the same theory of alleged negligence set forth above in the plaintiffs' case. Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third-party complaint against Pepco, seeking contribution for the same plaintiffs involved in the Owens Corning third-party complaint. Since the initial filings in 1993, approximately 90 additional individual suits have been filed against Pepco. The third-party complaints involving Pittsburgh Corning and Owens Corning were dismissed by the Baltimore City Court during 1994 without any payment by Pepco. While the aggregate amount specified in the remaining suits would exceed $400 million, Pepco believes the amounts are greatly exaggerated, as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, Pepco does not believe these suits will have a material adverse effect on its financial position. However, an unfavorable decision rendered against Pepco could have a material adverse effect on results of operations in the year in which a decision is rendered.

     On October 24, 2000, the City of Vineland, New Jersey (City), filed an action in a New Jersey Superior Court to acquire ACE electric distribution facilities located within the City limits by eminent domain. On March 13, 2002, ACE and the City signed an agreement that provides for ACE to sell the electric distribution facilities within the City limits, and the related customer accounts, for $23.9 million. The proceeds are being received in installments as milestones are met, and are proceeding on schedule. The remaining proceeds should be received in the second quarter of 2004, when the final milestones will be completed. At that time the assets and customers will be transferred to the City and the sale will be recorded by ACE.

     The Company, through its subsidiaries, is involved in other legal and administrative (including environmental) proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Termination of Agreements for Sale of ACE Electric Generating Plants

     The agreements between ACE and NRG Energy, Inc. (NRG) for the sale of ACE's fossil fuel-fired electric generating plants (740 MW of capacity), including the Deepwater Station and B.L. England Station, and ACE's interests in Conemaugh and Keystone Stations, were subject to termination by either party after February 28, 2002. NRG delivered notice to Conectiv on April 1, 2002 terminating these agreements. On May 23, 2002, Conectiv announced that it initiated a second competitive bidding process to sell these ACE-owned fossil fuel-fired electric generating plants. Conectiv expects that the competitive bidding process will conclude by the end of 2002. Conectiv cannot predict the results of the competitive bidding process, whether the process will result in any sales agreements, whether the NJBPU will grant the required approval of any resulting sales agreements, or any related impacts upon recoverable stranded costs.

     The BGS auction awarded about 1,900 MW, or 80% of ACE's BGS load to four suppliers for the period from August 1, 2002 to July 31, 2003. The remaining 20% of ACE's BGS load is supplied utilizing ACE's electric supply, consisting of its fossil fuel-fired electric generating plants (excluding Deepwater), which are used first to meet such BGS load, and its NUG contracts, to the extent such electric generating plants are not sufficient to satisfy such load. Any portion of ACE's electric supply that exceeds the load requirement of the BGS customers is sold in the wholesale market. In addition, if any of the four suppliers awarded 80% of ACE's BGS load default on performance, ACE will offer the defaulted load to the other winning bidders. If they are not interested, ACE will then procure the needed supply from the wholesale market. Any costs related to this new supply that are not covered by remuneration from the supplier in default will be included in the calculation of deferred electric service costs, which are subject to NJBPU review and future recovery in customer rate increases.

Pepco Regulatory Contingencies

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of the Company's D.C. Commission approved divestiture settlement that provided for a sharing of any net proceeds from the sale of its generation related assets. A principal issue in the case is whether a sharing between customers and shareholders of the excess deferred income taxes and accumulated deferred investment tax credits associated with the sold assets would violate the normalization provisions of the Internal Revenue Code and implementing regulations. Other issues deal with the inclusion of internal costs and cost allocations, with respect to which Pepco believes its calculations are correct. Accordingly, Pepco is of the strong belief that its calculation of the customers share of divestiture proceeds is correct and that its position should prevail before the D.C. Commission or upon judicial review. The potential exists that Pepco could be required to make additional gain sharing payments to D.C. customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is impossible to predict when the D.C. Commission will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002 and Pepco is awaiting a Proposed Order from the Hearing Examiner. It is a certainty that some party or parties will appeal the Hearing Examiner's Proposed Order to the Maryland Commission. The principal issue in the case is the same normalization issue that was raised in the D.C. case. Other issues deal with the inclusion of internal costs and cost allocations, with respect to which Pepco believes its calculations are correct. Accordingly, Pepco is of the strong belief that its calculation of the customers share of divestiture proceeds is correct and that its position should prevail before the Maryland Commission or upon judicial review. The potential also exists that Pepco would be required to make additional gain sharing payments to Maryland customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is impossible to predict when the Hearing Examiner or the Maryland Commission will issue their decisions.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
Exhibit 4.1

Registration Rights Agreement, dated as of September 6, 2002, between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc One Capital Markets, Inc., Credit Suisse First Boston Corporation, Scotia Capital (USA) Inc., Wachovia Securities, Inc., Banc of America Securities LLC, Legg Mason Wood Walker, Incorporated, BNY Capital Markets, Inc., Mellon Financial Markets, LLC, SunTrust Capital Markets, Inc., and The Williams Capital Group, L.P. with respect to the Company's Note Program - filed herewith

Exhibit 4.2

Registration Rights Agreement, dated as of September 19, 2002, between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc One Capital Markets, Inc., Credit Suisse First Boston Corporation, Scotia Capital (USA) Inc., Wachovia Securities, Inc., Banc of America Securities LLC, Legg Mason Wood Walker, Incorporated, BNY Capital Markets, Inc., Mellon Financial Markets, LLC, SunTrust Capital Markets, Inc., and The Williams Capital Group, L.P. with respect to the Company's Note Program - filed herewith

Exhibit 10.1

Purchase Agreement, dated as of September 3, 2002, between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Banc One Capital Markets, Inc., as Representatives of the several Initial Purchasers with respect to the Company's Note Program - filed herewith

Exhibit 10.2

Purchase Agreement, dated as of September 16, 2002, between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Banc One Capital Markets, Inc., as Representatives of the several Initial Purchasers with respect to the Company's Note Program - filed herewith

	Exhibit 15	Letter re unaudited interim financial information - filed herewith
	Exhibit 99	Annual and Quarterly Certifications (Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) - filed herewith
(b)	Reports on Form 8-K

A Current Report on Form 8-K/A was filed by Pepco Holdings on July 3, 2002, which included the Company's Pro Forma Financial Statements for the three months ended March 31, 2002 and twelve months ended December 31, 2001. The items reported on such Form 8-K/A were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

A Current Report on Form 8-K was filed by Pepco Holdings on July 18, 2002. The item reported on such Form 8-K was Item 5 (Other Events).

A Current Report on Form 8-K was filed by Pepco Holdings on August 2, 2002. The items reported on such Form 8-K were Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits).

A Current Report on Form 8-K/A was filed by Pepco Holdings on August 14, 2002. The items reported on such Form 8-K were Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits).

A Current Report on Form 8-K was filed by Pepco Holdings on September 4, 2002. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).
A Current Report on Form 8-K was filed by Pepco Holdings on September 12, 2002. The item reported on such Form 8-K was Item 5 (Other Events).
SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
November 13, 2002 Date		Pepco Holdings, Inc. Registrant By: /s/ A. W. WILLIAMS A. W. Williams Senior Vice President and Chief Financial Officer
CERTIFICATIONS
I, John M. Derrick, Jr., Chief Executive Officer of Pepco Holdings, Inc., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Pepco Holdings, Inc.
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002		/s/ JOHN M. DERRICK, JR. John M. Derrick, Jr. Chairman and Chief Executive Officer
I, Andrew W. Williams, Chief Financial Officer of Pepco Holdings, Inc., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Pepco Holdings, Inc.
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002		/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

                                                                  Exhibit 15

November 13, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

Commissioners:

We are aware that our report dated November 13, 2002 on our review of interim financial information of Pepco Holdings, Inc. (the "Company") as of and for the period ended September 30, 2002 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in the Prospectuses constituting parts of the Registration Statements on Form S-8 (Numbers 333-96673, 333-96675, and 333-96687) respectively, and on Form S-3 (Number 333-89938).

Very truly yours,

PricewaterhouseCoopers LLP
Washington, DC

Exhibit 12 Statements Re. Computation of Ratios

The computations of the coverage of fixed charges before income taxes, and the coverage of combined fixed charges and preferred dividends for the nine months ended September 30, 2002, and for each of the years 2001 through 1997, on a consolidated basis, are as follows.

Nine Months Ended September 30, 2002		For the Year Ended December 31,
		2001	2000	1999	1998	1997
		(Dollar Amounts in Millions)

Net income	$184.1	$192.3	$369.1	$256.7	$234.8	$179.8
Taxes based on income	110.5	83.5	341.2	114.5	122.3	65.6

Income before taxes	294.6	275.8	710.3	371.2	357.1	245.4

Fixed charges:
Interest charges	133.0	166.4	230.7	208.7	208.6	216.1
Interest factor in rentals	8.1	23.8	23.6	23.8	24.0	23.7

Total fixed charges	141.1	190.2	254.3	232.5	232.6	239.8

Competitive subsidiary capitalized interest	(2.4)	(2.7)	(3.9)	(1.8)	(0.6)	(0.5)

Income before income taxes and fixed charges	$433.3	$463.3	$960.7	$601.9	$589.1	$484.7

Coverage of fixed charges	3.07	2.44	3.78	2.59	2.53	2.02

Preferred dividend requirements	$ 4.1	$ 5.0	$ 5.5	$ 8.9	$ 18.0	$ 16.5

Ratio of pre-tax income to net income	1.60	1.43	1.92	1.45	1.52	1.36

Preferred dividend factor	$ 6.6	$ 7.2	$10.6	$12.9	$27.4	$22.4

Total fixed charges and preferred dividends	$147.7	$197.4	$264.9	$245.4	$260.0	$262.2

Coverage of combined fixed charges and preferred dividends	2.93	2.35	3.63	2.45	2.27	1.85

Exhibit 99
Certificate of Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. (Pursuant to 18 U.S.C. Section 1350)

     I, John M. Derrick, Jr., Chairman and Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Pepco Holdings, Inc., certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of Pepco Holdings, Inc. for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pepco Holdings, Inc.

Dated: November 13, 2002	/s/ JOHN M. DERRICK, JR. John M. Derrick, Jr. Chairman and Chief Executive Officer
Dated: November 13, 2002	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer