Form 10-K
period 2002-12-31
PEPCO HOLDINGS INC
filed 2003-03-28
CIK 1135971

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
Commission File Number	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone Number	I.R.S. Employer Identification Number
001-31403	PEPCO HOLDINGS, INC. ("Pepco Holdings," a Delaware corporation) 701 Ninth Street, N.W. Washington, D.C. 20068 Telephone: (202)872-2000	52-2297449
001-1072	POTOMAC ELECTRIC POWER COMPANY ("Pepco," a District of Columbia and Virginia corporation) 701 Ninth Street, N.W. Washington, D.C. 20068 Telephone: (202)872-2000	53-0127880
001-13895	CONECTIV ("Conectiv," a Delaware corporation) 800 King Street, P.O. Box 231 Wilmington, Delaware Telephone: (202)872-2000	51-0377417
001-1405	DELMARVA POWER & LIGHT COMPANY ("DPL," a Delaware and Virginia corporation) 800 King Street, P.O. Box 231 Wilmington, Delaware Telephone: (202)872-2000	51-0084283
001-3559	ATLANTIC CITY ELECTRIC COMPANY ("ACE," a New Jersey corporation) 800 King Street, P.O. Box 231 Wilmington, Delaware Telephone: (202)872-2000	21-0398280
333-59558	ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC ("ACE Funding," a New Jersey corporation) 800 King Street, P.O. Box 231 Wilmington, Delaware Telephone: (202)872-2000	51-0408521
Continued
Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Pepco Holdings	Common Stock, $.01 par value	New York Stock Exchange
Pepco	Guarantee by Pepco of the 7-3/8% Trust Originated Preferred Securities issued by Potomac Electric Power Company Trust I	New York Stock Exchange
DPL	Guarantee by DPL of the 8.125% Cumulative Trust Preferred Capital Securities of Delaware Power Financing I	New York Stock Exchange
ACE	Guarantee by ACE of the 7-3/8% Cumulative Quarterly Income Preferred Securities, issued by Atlantic Capital II	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X . No    .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

     Conectiv, DPL, ACE and ACE Funding meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with reduced disclosure format specified in General Instruction I(2) of Form 10-K.

Indicate by check mark whether Pepco Holdings is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X . No .
None of Pepco, Conectiv, DPL, ACE or ACE Funding is an accelerated filer.

Registrant	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at June 28, 2002	Number of Shares of Common Stock of the Registrant Outstanding at June 28, 2002
Pepco Holdings	$2.3 billion	($.01 par value)
Pepco	None (a)	100 ($.01 par value)
Conectiv	None (a)	100 ($.01 par value)
DPL	None (b)	1,000 ($2.25 par value)
ACE	None (b)	18,320,937 ($3 par value)
ACE Funding	None (c)
(a)

As of August 1, 2002, all voting and non-voting common equity is owned by Pepco Holdings. However, as of June 28, 2002 Pepco had 107,125,976 common shares outstanding with an aggregate market value of $2.3 billion and Conectiv had 83,067,713 common shares and 5,742,315 Class A common shares outstanding with an aggregate market value of $2.3 billion.

(b)	All voting and non-voting common equity is owned by Conectiv.
(c)	All voting and non-voting common equity is owned by ACE.
DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Pepco Holdings, Inc. definitive proxy statement for the 2003 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 6, 2003 are incorporated by reference into Part III of this report.

     THIS COMBINED FORM 10-K IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, CONECTIV, DPL, ACE, AND ACE FUNDING. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

THIS PAGE LEFT BLANK INTENTIONALLY

Item 1. BUSINESS
WEBSITE ACCESS TO REPORTS

     Pepco Holdings and Pepco make available free of charge on Pepco Holdings' website (www.pepcoholdings.com) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These reports can be found at www.pepcoholdings.com/investors/index_secfilings.html.

ORGANIZATION

     Pepco Holdings, Inc. (Pepco Holdings or the Company, formerly New RC, Inc.), a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), was incorporated under the laws of Delaware on February 9, 2001 for the purpose of effecting Potomac Electric Power Company's (Pepco) acquisition of Conectiv. In accordance with the terms of the merger agreement, upon the consummation of the merger on August 1, 2002, Pepco and Conectiv became wholly owned subsidiaries of Pepco Holdings. Additionally, Pepco, through a series of transactions, transferred its ownership interests in its pre-merger subsidiaries Potomac Capital Investment Corporation (PCI) and Pepco Energy Services, Inc. (Pepco Energy Services) to Pepco Holdings and PCI transferred its ownership interest in its pre-merger subsidiary Pepco Communications, Inc. (Pepcom) to Pepco Holdings. These transactions resulted in PCI, Pepco Energy Services, and Pepcom becoming wholly owned subsidiaries of Pepco Holdings. Additionally, PUHCA imposes certain restrictions on the operations of registered holding companies and their subsidiaries and therefore, Pepco Holdings has a subsidiary service company that provides a variety of support services to Pepco Holdings and its subsidiaries. The costs of the service company are directly assigned or allocated to Pepco Holdings' or its subsidiaries based on prescribed allocation factors listed in the service agreement filed with, and approved by, the Securities and Exchange Commission (SEC). Pepco Holdings manages its operations as described below.

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

Pepco

     Pepco is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Under settlements entered into with regulatory authorities, Pepco is required to provide electricity supply at specified rates (referred to as "default service") to customers in Maryland until July 2004 and to customers in Washington, D.C. until February 2005. Under a full requirements contract entered into in 2000 in connection with the purchase by Mirant Corporation of substantially all of Pepco's electricity generation assets, Mirant is obligated to supply Pepco with all of the capacity and energy needed to fulfill these default service obligations at fixed prices that are lower than currently approved tariff rates that Pepco charges for providing such service. If Mirant were to fail to fulfill its supply obligations, Pepco would have to find alternative sources of supply at rates then prevailing.

Conectiv Power Delivery

     DPL is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia and provides gas distribution service in northern Delaware. Under regulatory settlements, DPL is required to provide default electricity service in Maryland until July 2003 for non-residential customers and until July 2004 for residential customers, to customers in Delaware until May 2006 and to customers in Virginia until January 2004 (which may be extended to July 2007). Conectiv Energy (described below) supplies all of DPL's default service load requirements under a supply agreement that ends May 31, 2006. The terms of the supply agreement are structured to coincide with DPL's load requirements under each of its regulatory settlements. Conectiv Energy's resources for supplying DPL's default service load include electricity generated by Conectiv Energy's plants and electricity purchased under long-term agreements for the spot market. DPL purchases gas supplies for its customers from marketers and producers in the spot market and under short-term and long-term agreements.

     ACE is engaged in the generation, transmission, and distribution of electricity in southern New Jersey. ACE has default service obligations, known as Basic Generation Service (BGS), for approximately 20 percent of the electricity supply to its customers. ACE expects to fulfill these obligations through the generation output from its fossil fuel-fired generating plants and through existing purchase power agreements with non-utility generators (NUG). As discussed in Note 14. Commitments and Contingencies to the Pepco Holdings Consolidated Financial Statements, in January 2003, ACE terminated its competitive bidding process to sell these generation assets.

     ACE formed Atlantic City Electric Transition Funding LLC (ACE Transition Funding) during 2001. ACE Transition Funding, which is discussed in Note 14. Commitments and Contingencies to the Pepco Holdings Consolidated Financial Statements, is a wholly owned subsidiary of ACE.

Competitive Energy

     This component of the Company's business is conducted through subsidiaries of Conectiv Energy Holding Company (collectively referred to herein as Conectiv Energy) and Pepco Energy Services. Conectiv Energy Holding Company and Pepco Energy Services are subsidiaries of Pepco Holdings.

Conectiv Energy

     Conectiv Energy supplies power to DPL and provides wholesale power and ancillary services to the PJM power pool. Conectiv Energy's generation asset strategy focuses on mid-merit plants with operating flexibility, multi-fuel capability and low capital requirements that can quickly change their output level on an economic basis. Mid-merit plants generally are operated during times when demand for electricity rises and prices are higher. Until March 3, 2003, Conectiv Energy also engaged in energy trading to take advantage of price fluctuations and arbitrage opportunities.

     As of December 31, 2002, Conectiv Energy owned and operated electric generating plants with 2,727 MW of capacity. In January 2002 Conectiv Energy began construction of a 1,100 MW combined cycle plant with six combustion turbines at a site in Bethlehem, Pennsylvania that is expected to become fully operational in stages. A total of 306 MW were added in 2002 at this site and an additional 794 MW of capacity will be added in 2003. In addition, Conectiv Energy has ordered seven combustion turbines which, with additional equipment, could be configured into up to three combined cycle plants with approximately 550 MW of capacity each.   Through December 31, 2002 a total of $192.3 million has been paid for these turbines.  The total cost to purchase the combustion turbines is approximately $235 million.  In August of 2002, as part of the acquisition of Conectiv by Pepco Holdings, the book value of these combustion turbines was adjusted down to the then fair market value of $153 million (approximately 35% lower than the purchase cost). This fair market value adjustment was recorded by Pepco Holdings and was not pushed down to, and recorded by, Conectiv. Construction of these additional plants is subject to market and other conditions but is currently scheduled to occur in phases to be completed in 2007 and 2008. In light of continuing declines in wholesale energy prices, further analysis of energy markets and projections of future demand for electricity, among other factors, Conectiv Energy is considering all of its options including further delaying delivery of equipment, delaying construction, selling the equipment and canceling equipment orders.

Pepco Energy Services

     Pepco Energy Services provides retail electricity and natural gas to residential, commercial, industrial and governmental customers in the District of Columbia and states in the mid-Atlantic region. Pepco Energy Services also provides integrated energy management solutions to commercial, industrial and governmental customers, including energy-efficiency contracting, development and construction of "green power" facilities, equipment operation and maintenance, fuel management, and appliance service agreements. In addition, Pepco Energy Services owns electricity generation plants with approximately 800 MW of peaking capacity, the output of which is sold in the wholesale market. Pepco Energy Services also purchases and sells electricity and natural gas in the wholesale markets to support its commitments to its retail customers.

Other Non-Regulated
This component of Pepco Holdings' business is conducted through its subsidiaries PCI and Pepcom.
PCI

     PCI manages a portfolio of financial investments and strategic operating businesses that are designed to provide supplemental earnings and cash flow. PCI has been redirecting its investment operations to focus on investments that are related to the energy industry, such as energy leveraged leases. These transactions involve PCI's purchase and leaseback of utility assets, located outside of the United States, that are designed to provide a long-term, stable stream of cash flow and earnings. PCI has reduced its previous concentration of investments in the aircraft industry from 33 aircraft in 1995 to three aircraft currently. PCI also owns a ten-story, 360,000 square foot office building in downtown Washington, D.C., which is leased to Pepco and serves as Pepco Holdings' and Pepco's corporate headquarters.

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
ENVIRONMENTAL MATTERS
The information required by this Item relating to environmental matters for each registrant, which is included elsewhere in this document as follows, in incorporated by reference herein.
Registrant	10-K Item No.	Section
Pepco Holdings	Item 7.	Regulatory and Other Matters
Pepco	Item 7.	Regulatory and Other Matters
Conectiv	Item 8.	Note 24. Commitments and Contingencies
DPL	Item 8.	Note 17. Commitments and Contingencies
ACE	Item 8.	Note 19. Commitments and Contingencies
ACE Funding	None	None
NUMBER OF EMPLOYEES
Pepco Holdings has the following number of employees, by business operation, at December 31, 2002:
Employees
Power Delivery*	4,346
Competitive Energy	897
Other non-regulated	70
Corporate	765
Total Employees	6,078
* Includes 1,982 Pepco employees

Item 2. PROPERTIES
Pepco Holdings
Electric Generating Station	Location	Generating Capacity (kilowatts)
Coal-Fired
Edge Moor	Wilmington, DE	260,000
B L England	Beesley's Pt., NJ	284,000
Conemaugh	New Florence, PA	65,000
Keystone	Shelocta, PA	42,000
Deepwater	Pennsville, NJ	80,000
		731,000
Oil-Fired
Edge Moor	Wilmington, DE	445,000
B L England	Beesley's Pt., NJ	155,000
Deepwater	Pennsville, NJ	86,000
		686,000
Combustion Turbines/Combined Cycle
Hay Road Units 1-4	Wilmington, DE	521,000
Hay Road Units 5-8	Wilmington, DE	545,000
Bethlehem Units 1-3	Bethlehem, PA	306,000
Buzzard Point	Washington, DC	256,000
Cumberland	Millville, NJ	84,000
Sherman Avenue	Vineland, NJ	81,000
Middle	Rio Grande, NJ	77,000
Carll's Corner	Upper Deerfield Twp., NJ	73,000
Cedar	Cedar Run, NJ	68,000
Missouri Avenue	Atlantic City, NJ	60,000
Mickleton	Mickleton, NJ	59,000
Christiana	Wilmington, DE	45,000
Deepwater	Pennsville, NJ	19,000
Edge Moor	Wilmington, DE	13,000
Madison Street	Wilmington, DE	11,000
West	Marshallton, DE	15,000
Delaware City	Delaware City, DE	16,000
Tasley	Tasley, VA	26,000
		2,275,000
Diesel Units
Crisfield	Crisfield, MD	10,000
Bayview	Bayview, VA	12,000
B L England	Beesley's Pt., NJ	8,000
Keystone	Shelocta, PA	300
Conemaugh	New Florence, PA	400
		30,700
Steam Generation
Benning Road	Washington, DC	550,000
Total Electric Generating Capacity		4,272,700

     The electric properties of Pepco Holdings' subsidiaries are located in New Jersey, Delaware, Maryland, Virginia, Pennsylvania, and Washington, D.C. The above table sets forth the summer electric generating capacity of the electric generating plants owned by Pepco Holdings' subsidiaries.

Substantially all of Pepco Holdings' utility plant and properties are subject to liens of the Mortgages under which First Mortgage Bonds are issued.

     At December 31, 2002 Pepco's principal assets are used to engage in the transmission and distribution of electric energy in the Washington, D.C., metropolitan area. Pepco's electric transmission and distribution systems include approximately 495 transmission poleline miles of overhead lines, 426 transmission cable miles of underground cables, 4,962 distribution poleline miles of overhead lines, and 23,394 distribution cable miles of underground cables.

     On a combined basis, the electric transmission and distribution systems of ACE and DPL include 2,661 transmission poleline miles of overhead lines, 5 transmission cable miles of underground cables, 13,655 distribution poleline miles of overhead lines, and 7,684 distribution cable miles of underground cables.

     DPL has a liquefied natural gas plant located in Wilmington, Delaware, with a storage capacity of 3.045 million gallons and an emergency sendout capability of 45,000 Mcf per day. DPL also owns eight natural gas city gate stations at various locations in its gas service territory. These stations have a total sendout capacity of 215,000 Mcf per day.

The following table sets forth DPL's gas pipeline miles:
Transmission Mains	111 *
Distribution Mains	1,675
Service Lines	1,217

---------------------------------- * Includes 7.2 miles of joint-use gas pipeline that is used 10% for gas operations and 90% for electric generation.
Additionally, Pepco Holdings and its subsidiaries own and occupy a number of properties and buildings that are used for office, service, and other purposes.
Pepco

     At December 31, 2002 Pepco's principal assets are used to engage in the transmission and distribution of electric energy in the Washington, D.C., metropolitan area. Pepco's electric transmission and distribution systems include approximately 495 transmission poleline miles of overhead lines, 426 transmission cable miles of underground cables, 4,962 distribution poleline miles of overhead lines, and 23,394 distribution cable miles of underground cables.

     Management is of the opinion that a discussion of properties of Conectiv and ACE Funding is not necessary to an understanding of the business of either registrant and, therefore, pursuant to General Instruction I(2)(d) of Form 10-K, such information is omitted.

Item 3. LEGAL PROCEEDINGS
Pepco Holdings
The legal proceedings for Pepco Holdings consist solely of those of its subsidiaries, described below.
Pepco

     During 1993, Pepco was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City and Baltimore County), in separate ongoing, consolidated proceedings each denominated, "In re: Personal Injury Asbestos Case." Pepco (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that Pepco was negligent in not providing a safe work environment for employees or its contractors who allegedly were exposed to asbestos while working on Pepco's property. Initially, a total of approximately 448 individual plaintiffs added Pepco to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant. In a related proceeding in the Baltimore City case, Pepco was served, in September 1993, with a third-party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against Pepco on the same theory of alleged negligence set forth above in the plaintiffs' case. Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third-party complaint against Pepco, seeking contribution for the same plaintiffs involved in the Owens Corning third-party complaint. Since the initial filings in 1993, approximately 90 additional individual suits have been filed against Pepco. The third-party complaints involving Pittsburgh Corning and Owens Corning were dismissed by the Baltimore City Court during 1994 without any payment by Pepco. As of December 31, 2002, approximately 200 cases were pending against Pepco. Of the 200 remaining asbestos cases pending against Pepco, approximately 35 of those cases have been tendered to Mirant for defense and indemnification pursuant to the Asset Purchase and Sale Agreement which was executed in December 2000. While the aggregate amount specified in the remaining suits would exceed $400 million, Pepco believes the amounts are greatly exaggerated, as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, Pepco does not believe these suits will have a material adverse effect on its financial position. However, an unfavorable decision rendered against Pepco could have a material adverse effect on results of operations in the year in which a decision is rendered.

     On April 7, 2000, approximately 139,000 gallons of oil leaked from a pipeline at a generation station that was owned by Pepco at Chalk Point in Aquasco, Maryland. The pipeline was operated by Support Terminals Services Operating Partnership LP, an unaffiliated pipeline management company. The oil spread from Swanson Creek to the Patuxent River and several of its tributaries. The area affected covers portions of 17 miles of shoreline along the Patuxent River and approximately 45 acres of marshland adjacent to the Chalk Point property. As a result of the oil spill, eleven class action lawsuits and two additional lawsuits on behalf of a number of Southern Maryland residents, businesses and watermen were filed against Pepco. On November 27, 2001, Pepco and ST Services entered into a Settlement Agreement with the various plaintiffs to settle all pending class action litigation stemming from the oil spill. Under the Settlement Agreement, a total of $2.25 million was placed in an escrow account to be distributed to watermen and property owner class members pursuant to a Plan of Distribution filed with the Court. On December 27, 2001, the Court entered an "Order Certifying Settlement Classes and Preliminarily Approving Proposed Settlement," which was approved in April 2002. In April 2002, the Claims Administrator provided the Court with a list of those members of the Settlement Classes which had timely excluded themselves from the Settlement Agreement. Approximately 80 class members elected to exclude themselves from the terms of the November 27, 2001 Settlement Agreement.

     Pepco is involved in other legal and administrative (including environmental) proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Conectiv

     On December 2, 2001, Enron North America Corp. and several of its affiliates filed for protection under the United States Bankruptcy Code. In December 2001, DPL and Conectiv Energy Supply, Inc. (CESI) terminated all transactions under various agreements with Enron North America Corp. and Enron Power Marketing, Inc. (EPMI and, together with Enron North America Corp., Enron). In late January 2003, after several months of discussions attempting to arrive at a settlement with Enron concerning the amount owed by Delmarva and CESI, EPMI filed an adversary complaint (the Complaint) against CESI in the Bankruptcy Court for the Southern District of New York. The Complaint seeks an order from the Bankruptcy Court that, among other things, (1) awards damages in the amount of approximately $11.7 million, plus interest and attorney's fees and additional damages (in an amount to be determined at trial), (2) declares unenforceable the provisions of the master power purchase and sale agreement (MPPSA) between CESI and EPMI that permitted CESI to set off against any amounts CESI owes EPMI under the MPPSA any amounts due by EPMI or any of its affiliates to CESI or any of its affiliates under any agreements among EPMI or any of its affiliates and CESI and any of its affiliates, and (3) declares that the arbitration provision in the MPPSA should not be enforced. CESI disagrees with Enron's calculation of the amount due (CESI's calculations result in an amount due of approximately $3.8 million) and believes that Enron's other claims are without merit. CESI's response to the Complaint is due on April 7, 2003. At the present time, it is not possible to predict the outcome of this suit or to estimate with specificity the amount that CESI will ultimately pay Enron; however, based on, among other factors, the specific provisions in the applicable contracts of the Conectiv subsidiaries with Enron and applicable legal principles, Management does not believe that the Company has material financial exposure related to the Enron bankruptcy.

     Conectiv, through its subsidiaries, is involved in other legal and administrative (including environmental) proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on Conectiv's financial position or results of operations.

DPL

     On December 2, 2001, Enron North America Corp. and several of its affiliates filed for protection under the United States Bankruptcy Code. In December 2001, DPL and Conectiv Energy Supply, Inc. (CESI) terminated all transactions under various agreements with Enron North America Corp. and Enron Power Marketing, Inc. (EPMI and, together with Enron North America Corp., Enron). In late January 2003, after several months of discussions attempting to arrive at a settlement with Enron concerning the amount owed by DPL and CESI, EPMI filed an adversary complaint (the Complaint) against CESI in the Bankruptcy Court for the Southern District of New York. The Complaint seeks an order from the Bankruptcy Court that, among other things, (1) awards damages in the amount of approximately $11.7 million, plus interest and attorney's fees and additional damages (in an amount to be determined at trial), (2) declares unenforceable the provisions of the master power purchase and sale agreement (MPPSA) between CESI and EPMI that permitted CESI to set off against any amounts CESI owes EPMI under the MPPSA any amounts due by EPMI or any of its affiliates to CESI or any of its affiliates under any agreements among EPMI or any of its affiliates and CESI and any of its affiliates, and (3) declares that the arbitration provision in the MPPSA should not be enforced. CESI disagrees with Enron's calculation of the amount due (CESI's calculations result in an amount due of approximately $3.8 million) and believes that Enron's other claims are without merit. CESI's response to the Complaint is due on April 7, 2003. At the present time, it is not possible to predict the outcome of this suit or to estimate with specificity the amount that CESI will ultimately pay Enron; however, based on, among other factors, the specific provisions in the applicable contracts of the Conectiv subsidiaries with Enron and applicable legal principles, Management does not believe that the Company has material financial exposure related to the Enron bankruptcy.

     DPL is involved in other legal and administrative (including environmental) proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on its financial position or results of operations.

ACE

     ACE is involved in other legal and administrative (including environmental) proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on its financial position or results of operations.

ACE Funding
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Pepco Holdings - None.
Pepco - None.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR CONECTIV, DPL, ACE, AND ACE FUNDING AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Part II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table presents the dividends per share of Common Stock and the high and low of the daily Common Stock transaction prices as reported in The Wall Street Journal during each period. The New York Stock Exchange is the principal market on which Pepco Holding's Common Stock is traded.

Period	Dividends Per Share	Price Range High Low
2002:
First Quarter	$ .25	$23.69	$21.70
Second Quarter	.25	23.83	19.10
Third Quarter	.25	21.88	15.37
Fourth Quarter	.25	21.08	18.30
	$1.00
2001:
First Quarter	$ .415	$24.90	$20.20
Second Quarter	.250	23.84	20.08
Third Quarter	.250	22.78	20.61
Fourth Quarter	.250	22.95	20.62
	$1.165
Pepco's acquisition of Conectiv was consummated on August 1, 2002. All amounts prior to that date presented above represent Pepco amounts.
The number of record holders of Common Stock was 88,719 at March 26, 2003, and 88,361 at December 31, 2002.
There were 170,081,788 shares of the Company's $.01 par value Common Stock outstanding at March 26, 2003 and 169,982,361 outstanding at December 31, 2002. A total of 400 million shares is authorized.
Pepco and Conectiv - The information required by this item is not applicable as all these companies' common stock is held by Pepco Holdings.
DPL and ACE - The information required by this item is not applicable as all these companies' common stock is held by Conectiv.
ACE Funding - The information required by this item is not applicable as all its common stock is held by ACE.
Item 6. SELECTED FINANCIAL DATA
PEPCO HOLDINGS CONSOLIDATED FINANCIAL HIGHLIGHTS
	2002 (a)	2001	2000	1999	1998
	(In Millions, except Per Share Data)
Consolidated Operating Results
Total Operating Revenue	$4,324.5	2,400.5	2,989.3	2,443.7	2,194.2
Total Operating Expenses	$3,778.9	2,034.1	2,094.2	1,900.3	1,659.9
Operating Income	$545.6	366.4	895.1	543.4	534.3
Other Expenses	$190.4	105.3	192.7	172.6	180.0
Preferred Stock Dividend Requirements of Subsidiaries	$20.6	14.2	14.7	17.1	17.1
Income Tax Expense	$124.1	83.5	341.2	114.5	122.3
Net Income	$210.5	163.4	346.5	239.2	214.9
Redemption Premium/Expenses on Preferred Stock	$-	-	-	1.0	6.6
Earnings Available for Common Stock	$210.5	163.4	346.5	238.2	208.3
Common Stock Information
Basic Earnings Per Share of Common Stock	$1.61	1.51	3.02	2.01	1.76
Diluted Earnings Per Share of Common Stock	$1.61	1.50	2.96	1.98	1.73
Basic Common Shares Outstanding (Average)	131.1	108.5	114.9	118.5	118.5
Diluted Common Shares Outstanding (Average)	131.1	108.8	118.3	122.6	124.2
Cash Dividends Per Share of Common Stock	$1.00	1.165	1.66	1.66	1.66
Year-End Stock Price	$19.39	22.57	24.71	22.94	26.31
Book Value per Common Share	$17.62	17.00	16.82	16.12	15.84
Other Information
Investment in Property, Plant and Equipment	$10,625.0	4,361.9	4,284.7	6,784.3	6,657.8
Net Investment in Property, Plant and Equipment	$6,798.0	2,753.4	2,721.8	4,524.4	4,521.2
Total Assets	$12,861.7	5,285.9	7,027.3	6,910.6	6,574.1
Capitalization
Short-term Debt (b)	$812.7	350.2	211.6	199.5	191.7
Long-term Debt (c)	$5,277.5	1,710.1	2,674.8	2,860.0	2,621.1
Redeemable Preferred Securities (d)	$290.0	125.0	125.0	125.0	125.0
Preferred Stock	$110.7	84.8	90.3	100.0	150.0
Shareholders' Equity	$2,995.8	1,823.2	1,862.5	1,910.3	1,877.4
Total Capitalization and Short-term Debt	$9,486.7	4,093.3	4,964.2	5,194.8	4,965.2

(a)

As a result of the acquisition of Conectiv that was completed on August 1, 2002, the Company's 2002 amounts include the operating results of Conectiv and its subsidiaries from August 1, 2002 through December 31, 2002, and therefore are not comparable with the prior years presented. For additional information, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations "Overview" and "Consolidated Results of Operations - Lack of Comparability of Operating Results with Prior Years" sections, herein.

(b)

Excludes current maturities of long-term debt, capital lease obligations due within one year, and the 2002 balance excludes $158.4 million of Conectiv's Variable Rate Demand Bonds (which on the accompanying 2002 consolidated balance sheet are included in short-term debt).

(c)

Excludes capital lease obligations. Includes current maturities of long-term debt and the 2002 balance includes the $158.4 million of Variable Rate Demand Bonds (which on the accompanying 2002 consolidated balance sheet are included in short-term debt).

(d)	Company obligated mandatorily redeemable preferred securities of subsidiary trust which holds solely parent junior subordinated debentures.

PEPCO CONSOLIDATED FINANCIAL HIGHLIGHTS
	2002 (a)	2001	2000	1999	1998
	(In Millions, except Per Share Data)
Consolidated Operating Results
Total Operating Revenue	$1,988.0	2,400.5	2,989.3	2,443.7	2,194.2
Total Operating Expenses	$1,633.1	2,034.1	2,094.2	1,900.3	1,659.9
Operating Income	$324.9	366.4	895.1	543.4	534.3
Other Expenses	$96.3	105.3	192.7	172.6	180.0
Distributions on Preferred Securities of Subsidiary Trust	$9.2	9.2	9.2	9.2	5.7
Income Tax Expense	$80.3	83.5	341.2	114.5	122.3
Net Income	$139.1	168.4	352.0	247.1	226.3
Dividends on Preferred Stock	$5.0	5.0	5.5	7.9	11.4
Redemption Expenses on Preferred Stock	-	-	-	1.0	6.6
Earnings Available for Common Stock	$134.1	163.4	346.5	238.2	208.3
Common Stock Information
Basic Earnings Per Share of Common Stock	$-	1.51	3.02	2.01	1.76
Diluted Earnings Per Share of Common Stock	$-	1.50	2.96	1.98	1.73
Basic Common Shares Outstanding (Average)	-	108.5	114.9	118.5	118.5
Diluted Common Shares Outstanding (Average)	-	108.8	118.3	122.6	124.2
Cash Dividends Per Share of Common Stock	$1.00	1.165	1.66	1.66	1.66
Year-End Stock Price	$-	22.57	24.71	22.94	26.31
Book Value per Common Share	$-	17.00	16.82	16.12	15.84
Other Information
Investment in Property, Plant and Equipment	$4,550.0	4,361.9	4,284.7	6,784.3	6,657.8
Net Investment in Property, Plant and Equipment	$2,810.3	2,753.4	2,721.8	4,524.4	4,521.2
Total Assets	$3,536.4	5,285.9	7,027.3	6,910.6	6,574.1
Capitalization
Short-term Debt (b)	$40.0	350.2	211.6	199.5	191.7
Long-term Debt (c)	$1,133.5	1,710.1	2,674.8	2,860.0	2,621.1
Redeemable Preferred Securities (d)	$125.0	125.0	125.0	125.0	125.0
Preferred Stock	$82.8	84.8	90.3	100.0	150.0
Shareholders' Equity	$975.4	1,823.2	1,862.5	1,910.3	1,877.4
Total Capitalization and Short-term Debt	$2,356.7	4,093.3	4,964.2	5,194.8	4,965.2
(a)

In accordance with the terms of the merger agreement with Conectiv, on August 1, 2002 ownership of Pepco's pre-merger subsidiaries (PCI and Pepco Energy Services) was transferred to Pepco Holdings, Inc., Pepco's new parent company. Accordingly, the 2002 amounts above are not comparable with the prior years presented. For additional information, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations "Overview" and "Consolidated Results of Operations - Lack of Comparability of Operating Results with Prior Years" sections, herein.

(b)	Excludes current maturities of long-term debt and capital lease obligations due within one year.
(c)	Excludes capital lease obligations and includes current maturities of long-term debt.
(d)	Company obligated mandatorily redeemable preferred securities of subsidiary trust which holds solely parent junior subordinated debentures.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR CONECTIV, DPL, ACE, AND ACE FUNDING AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is contained herein, as follows:
THIS PAGE LEFT INTENTIONALLY BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PEPCO HOLDINGS, INC.
OVERVIEW

     Pepco Holdings, Inc. (Pepco Holdings or the Company, formerly New RC, Inc.), a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), was incorporated under the laws of Delaware on February 9, 2001 for the purpose of effecting Potomac Electric Power Company's (Pepco) acquisition of Conectiv, which was consummated on August 1, 2002. Upon the completion of the merger, Pepco and Conectiv became wholly owned subsidiaries of Pepco Holdings. Additionally, Pepco, through a series of transactions, transferred its ownership interests in its pre-merger subsidiaries Potomac Capital Investment Corporation (PCI) and Pepco Energy Services, Inc. (Pepco Energy Services) to Pepco Holdings and PCI transferred its ownership interests in its pre-merger subsidiary Pepco Communications, Inc. (Pepcom) to Pepco Holdings. These transactions resulted in PCI, Pepco Energy Services, and Pepcom becoming wholly owned subsidiaries of Pepco Holdings. Pepco Holdings manages the operations of its subsidiaries as described below.

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

Pepco

     Pepco is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. As of December 31, 2002, Pepco delivered power to approximately 722,000 customers. Under settlements entered into with regulatory authorities, Pepco is required to provide electricity supply at specified rates (referred to as "default service") to customers in Maryland until July 2004 and to customers in Washington, D.C. until February 2005. Under a full requirements contract entered into in 2000 in connection with the purchase by Mirant Corporation of substantially all of Pepco's electricity generation assets, Mirant is obligated to supply Pepco with all of the capacity and energy needed to fulfill these default service obligations at fixed prices that are lower than currently approved tariff rates that Pepco charges for providing such service. If Mirant were to fail to fulfill its supply obligations, Pepco would have to find alternative sources of supply at rates then prevailing.

Conectiv Power Delivery

     DPL is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia and provides gas distribution service in northern Delaware. As of December 31, 2002, DPL delivered electricity to approximately 485,100 customers and gas to approximately 115,400 customers. Under regulatory settlements, DPL is required to provide default service to customers in Maryland until July 2004, to customers in Delaware until May 2006, and to customers in Virginia until January 2004 (which may be extended to July 2007). Conectiv Energy (described below) supplies all of DPL's default service load requirements under a supply agreement that ends May 31, 2006. The terms of the supply agreement are structured to coincide with DPL's load requirements for each of its regulatory settlements. Conectiv Energy's resources for supplying DPL's default service load include electricity generated by Conectiv Energy's plants and electricity purchased under long-term agreements. DPL purchases gas supplies for its customers from marketers and producers in the spot market and under short-term and long-term agreements.

     ACE is engaged in the generation, transmission, and distribution of electricity in southern New Jersey. As of December 31, 2002, ACE delivered electricity to approximately 514,300 customers. ACE has default service obligations, known as Basic Generation Service (BGS), for approximately 20 percent of the electricity supply to its customers. ACE expects to fulfill these obligations through the generation output from its fossil fuel-fired generating plants and through existing purchase power agreements with non-utility generators (NUG). As discussed in the "Regulatory and Other Matters" section herein, in January 2003, ACE terminated its competitive bidding process to sell these generation assets.

     ACE formed Atlantic City Electric Transition Funding LLC (ACE Transition Funding) during 2001. ACE Transition Funding, which is discussed in the "Regulatory and Other Matters" section below, is a wholly owned subsidiary of ACE.

Competitive Energy

     This component of the Company's business is conducted through subsidiaries of Conectiv Energy Holding Company (collectively referred to herein as Conectiv Energy) and Pepco Energy Services. Conectiv Energy Holding Company and Pepco Energy Services are subsidiaries of Pepco Holdings.

Conectiv Energy

     Conectiv Energy supplies power to DPL, under a power sales contract, and provides wholesale power and ancillary services to the Pennsylvania/New Jersey/Maryland (PJM) power pool. Conectiv Energy's generation asset strategy focuses on mid-merit plants with operating flexibility, multi-fuel capability and low capital requirements that can quickly change their output level on an economic basis. Mid-merit plants generally are operated during times when demand for electricity rises and prices are higher. Until March 3, 2003, Conectiv Energy also engaged in energy trading intended to take advantage of price fluctuations and arbitrage opportunities.

     As of December 31, 2002, Conectiv Energy owned and operated electric generating plants with 2,600 MW of capacity. In January 2002 Conectiv Energy began construction of a 1,100 MW combined cycle plant with six combustion turbines at a site in Bethlehem, Pennsylvania that is expected to become fully operational in stages adding 360 MW in 2002 and an additional 740 MW of capacity in 2003. In addition, Conectiv Energy has ordered seven combustion turbines which, with additional equipment, could be configured into up to three combined cycle plants with approximately 550 MW of capacity each. Through December 31, 2002 a total of $192.3 million has been paid for these turbines. The total cost to purchase the combustion turbines is approximately $235 million. In August of 2002, as part of the acquisition of Conectiv by Pepco, the book value of these combustion turbines was adjusted down to the then fair market value of $153 million (approximately 35% lower than the purchase cost). Construction of these additional plants is subject to market and other conditions but is currently scheduled to occur in phases to be completed in 2007 and 2008. In light of continuing declines in wholesale energy prices, further analysis of energy markets and projections of future demand for electricity, among other factors, Conectiv Energy is considering all of its options including delaying delivery of equipment, delaying construction, selling the equipment and canceling equipment orders.

Pepco Energy Services

     Pepco Energy Services provides retail electricity and natural gas to residential, commercial, industrial and governmental customers in the District of Columbia and states in the mid-Atlantic region. Pepco Energy Services also provides integrated energy management solutions to commercial, industrial and governmental customers, including energy-efficiency contracting, development and construction of "green power" facilities, equipment operation and maintenance, fuel management, and appliance service agreements. In addition, Pepco Energy Services owns electricity generation plants with approximately 800 MW of peaking capacity, the output of which is sold in the wholesale market. Pepco Energy Services also purchases and sells electricity and natural gas in the wholesale markets to support its commitments to its retail customers.

Other Non-Regulated
This component of Pepco Holdings' business is conducted through its subsidiaries PCI and Pepcom.
PCI

     PCI manages a portfolio of financial investments and strategic operating businesses that are designed to provide supplemental earnings and cash flow. PCI has been redirecting its investment operations to focus on investments that are related to the energy industry, such as energy leveraged leases. These transactions involve PCI's purchase and leaseback of utility assets, located outside of the United States, that are designed to provide a long-term, stable stream of cash flow and earnings. PCI has reduced its previous concentration of investments in the aircraft industry from 33 aircraft in 1995 to three aircraft currently. PCI also owns a ten-story, 360,000 square foot office building in downtown Washington, D.C., which is leased to Pepco and serves as Pepco Holdings' and Pepco's corporate headquarters.

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

Pepcom

     Pepcom owns a 50% interest in Starpower Communications, LLC (Starpower) a joint venture with RCN Corporation, which provides cable and telecommunication services to households in the Washington, D.C. area.

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

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Pepco Holdings and its wholly owned subsidiaries. All intercompany balances and transactions between subsidiaries have been eliminated. Investments in entities in which Pepco Holdings has a 20% to 50% interest are accounted for using the equity method. Under the equity method, investments are initially carried at cost and subsequently adjusted for the Company's proportionate share of the investees' undistributed earnings or losses and dividends.

Accounting Policy Choices

     Pepco Holdings' management believes that based on the nature of the businesses that its subsidiaries operate the Company has very little choice regarding the accounting policies it utilizes. For instance, approximately 70% of Pepco Holdings' business consists of its regulated utility operations, which are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation." However, in the areas that Pepco Holdings is afforded accounting policy choices, management does not believe that the application of different accounting policies than those that it chose would materially impact its financial position or results of operations.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by the Company include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, unbilled revenue, pension assumptions, fair values used in the purchase method of accounting and the resulting goodwill balance. Although Pepco Holdings believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Revenue Recognition

     Power Delivery revenues primarily include revenues from the supply and delivery of electricity to the customers of Pepco, DPL, and ACE. Revenues from the supply and delivery of natural gas to DPL's customers are also included in Power Delivery. Competitive Energy revenues are primarily derived from electricity and natural gas trading activities and strategic generation, which is the sale of electricity, capacity, and ancillary services from deregulated electric generating plants. It also includes revenues from wholesale and retail sales of electricity and natural gas to customers that are supplied by purchases in wholesale markets and revenues from energy management products, and services. Other Non-Regulated revenues are provided by Pepco Holdings' non-utility subsidiary PCI.

     The Power Delivery businesses recognize revenues for the supply and delivery of electricity and gas upon delivery to the customer, including amounts for services rendered, but not yet billed. Conectiv Energy recognizes revenue when delivery is substantially complete for non-trading activities, and on a mark-to-market basis for trading activities. Pepco Energy Services recognizes revenue for its wholesale and retail commodity business upon delivery to customers. Revenues for Pepco Energy Services' energy efficiency construction business is recognized using the percentage-of-completion method of revenue recognition and revenues from its operation and maintenance and other products and services contracts are recognized when earned. Revenues from the Other Non-Regulated business lines are principally recognized when services are performed or products are delivered; however, revenue from PCI's utility industry services contracts is recognized using the percentage-of-completion method of revenue recognition, which recognizes revenue as work progresses on the contract.

Accounting For the Effects of Certain Types of Regulation

     The requirements of SFAS No. 71 apply to the Power Delivery businesses of Pepco, DPL, and ACE. SFAS No. 71 allows regulated entities, in appropriate circumstances, to establish regulatory assets and to defer the income statement impact of certain costs that are expected to be recovered in future rates. Management's assessment of the probability of recovery of regulatory assets requires judgment and interpretation of laws, regulatory commission orders, and other factors. Should existing facts or circumstances change in the future to indicate that a regulatory asset is not probable of recovery, then the regulatory asset would be charged to earnings.

Accounting for Goodwill and Certain Other Intangibles

     Effective January 1, 2002, Pepco Holdings and its subsidiaries adopted the full provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets apart from goodwill. SFAS 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. Additionally, because Pepco Holdings completed the net asset valuation and determination of goodwill process in August 2002, the Company did not test for impairment in 2002 and therefore intends to test for impairment during 2003.

Accounting For Derivatives

     SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires derivative instruments to be measured at fair value. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholders' equity) and is subsequently reclassified into earnings when the forecasted transaction occurs. If a forecasted transaction is no longer probable, the deferred gain or loss in accumulated other comprehensive income is immediately reclassified to earnings. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged; to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

     In June 2002, Pepco Holdings entered into several treasury lock transactions in anticipation of the issuance of several series of fixed rate debt commencing in July 2002. These treasury lock transactions, which were designated as qualified cash flow hedges in accordance with the provisions of SFAS 133, were intended to offset the changes in future cash flows attributable to fluctuations in interest rates. Upon the closing of the sale of the debt on September 6, 2002, the net loss on the settlement of the treasury lock transactions of $63.4 million (after tax) was recorded as accumulated other comprehensive loss and began to be amortized into interest expense over the life of the related debt. Additionally, the fair value of the liability of $106.1 million (pre-tax) was paid by Pepco Holdings on September 4, 2002, the hedge settlement date.

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

     Conectiv Bethlehem, LLC (CBI), a subsidiary of Conectiv Energy, entered into an interest rate swap agreement for the purpose of managing its overall borrowing rate and limiting its interest rate risk associated with debt it has incurred. CBI currently hedges 75% of the interest rate payments for its variable rate debt. CBI formally designated its interest rate swap agreements as a cash flow hedge.

     Pepco Energy Services purchases natural gas futures and electricity forward contracts to hedge price risk in connection with the purchase of physical natural gas and electricity for delivery to customers in future months. Pepco Energy Services accounts for its natural gas futures and electricity forward contracts as cash flow hedges of forecasted transactions.

     PCI has entered into interest rate swap agreements for the purpose of managing its overall borrowing rate and limiting its interest rate risk associated with debt it has issued. PCI currently hedges 100% of its variable rate debt and approximately 24% of its fixed rate debt for the Medium Term Note program. PCI formally designated its interest rate swap agreements as both cash flow hedge and fair value hedge instruments, as appropriate.

     On October 25, 2002, the Emerging Issues Task Force (EITF) rescinded Issue No. 98-10 (EITF 98-10) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The Company's interpretation of EITF 98-10 is consistent with the current rules that are being applied under SFAS No. 133 and therefore management does not believe that rescinding EITF 98-10 will impact its financial position or results of operations.

Energy Trading Activities

     In 2002, a pronouncement was issued by the EITF entitled EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which addresses the presentation of revenue and expense associated with "energy trading book" contracts on a gross vs. net basis. Previously the EITF concluded that gross presentation was acceptable, but with the issuance of EITF 02-3 and the subsequent guidance provided by the EITF in June and September 2002, net presentation is required. Conectiv Energy and Pepco Energy Services enter into transactions that are subject to the provisions of this pronouncement and both historically have classified these contracts on a gross basis.

     Conectiv Energy and Pepco Energy Services have completed their evaluation of the financial statement reclassification required by EITF 02-3. Beginning with July 2002, all of their trades were recorded net and therefore no reclassification was required for activities after July 2002. Accordingly, since Conectiv Energy's operating results that are included in Pepco Holdings' results herein consist only of the post-merger months of August 2002 through December 2002, no revenue or expense reclassifications are required for Conectiv Energy's portion of Pepco Holdings' results. However, based on the provisions of EITF 02-3, Pepco Energy Services' results during the period January 2002 through June 2002 required a reclassification adjustment that reduced its revenues by $22.6 million. Additionally, Pepco Energy Services' revenues decreased from $643.9 million to $541.5 million and from $234.9 million to $212.4 million, for the years ended December 31, 2001 and 2000, respectively. There is no impact on Conectiv Energy's or Pepco Energy Services' overall financial position or net results of operations as a result of the implementation of EITF 02-3.

Leasing Activities

     Pepco Holdings accounts for leases entered into by its subsidiaries in accordance with the provisions of SFAS No. 13, "Accounting for Leases." Income from investments in direct financing leases and leveraged lease transactions, in which PCI is an equity participant, is accounted for using the financing method. In accordance with the financing method, investments in leased property are recorded as a receivable from the lessee to be recovered through the collection of future rentals. For direct financing leases, unearned income is amortized to income over the lease term at a constant rate of return on the net investment. Income including investment tax credits, on leveraged equipment leases, is recognized over the life of the lease at a constant rate of return on the positive net investment. Investments in equipment under operating leases are stated at cost, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the equipment's estimated useful life.

Pension and Other Post Employment Benefit Plans

     Pepco Holdings has a noncontributory retirement plan (the Plan) that covers substantially all employees of Pepco, DPL, ACE, and certain employees of other Pepco Holdings' subsidiaries. Following the consummation of the acquisition of Conectiv by Pepco on August 1, 2002, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Plan on December 31, 2002. The provisions and benefits of the merged plan for Pepco employees are identical to those of the original Pepco plan and for DPL and ACE employees the provisions and benefits are identical to the original Conectiv plan. In addition to providing pension benefits, Pepco Holdings also provides certain health care and life insurance benefits for eligible employees (OPEBS).

     The Company accounts for the Plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and its OPEBS in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company's financial statement disclosures were prepared in accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which is required to be adopted for financial statements issued for fiscal years beginning after June 15, 2002 (the Company's first quarter 2003 financial statements). This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. The Company has completed its assessment of the provisions of SFAS No. 143 and believes that although the implementation of the Statement will result in certain account reclassifications it will not have a material impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt (an amendment of APB Opinion No. 30)." SFAS No. 4 had required that material gains and losses on extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145, SFAS No. 4 is rescinded effective for fiscal years beginning after May 15, 2002. Due to the rescission of SFAS No. 4, it is less likely that a gain or loss on extinguishment of debt would be classified as an extraordinary item in Pepco Holdings' Consolidated Statements of Income.

     In July 2002, the FASB issued SFAS No. 146, which requires companies to recognize costs associated with exit or disposal activities when the costs are incurred rather than at the date of a commitment to an exit or disposal plan. The primary effect of applying SFAS No. 146 will be on the timing of recognition of costs associated with exit or disposal activities. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," which is effective for interim periods ending after December 15, 2002 (the Company's first quarter 2003 financial statements). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 "Accounting for Stock Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Pepco Holdings currently accounts for its stock based compensation plan using the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company believes that the implementation of SFAS 148 will not have a material impact on its financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. Additional disclosures are also prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 (the Company's first quarter 2003 financial statements). The Company is in the process of assessing the provisions of FIN 45 in order to determine its impact on the Company's financial position and results of operations.

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Pepco Holdings is in the process of assessing the provisions of FIN 46 in order to determine its impact on the Company's financial position or results of operations.

CONSOLIDATED RESULTS OF OPERATIONS
LACK OF COMPARABILITY OF OPERATING RESULTS WITH PRIOR YEARS

     As a result of the merger transaction on August 1, 2002, Pepco Holdings' accompanying consolidated balance sheet and consolidated statements of shareholders' equity as of December 31, 2002 include the accounts of Pepco Holdings and its subsidiaries (discussed in Note (1) Organization, herein), after giving effect to the merger transaction and resulting purchase accounting entries discussed in Note (2) Merger Transaction, herein. Since Pepco was the acquiring company, in accordance with the purchase method of accounting, Pepco represents the "predecessor" company. Accordingly, the accompanying consolidated balance sheet as of December 31, 2001, and the consolidated statements of shareholders' equity as of December 31, 2001, and 2000, respectively, as previously reported by Pepco, include only the consolidated accounts of Pepco and its pre-merger subsidiaries, PCI and Pepco Energy Services.

     The accompanying consolidated statements of earnings, consolidated statements of comprehensive income, and consolidated statement of cash flows for the year ended December 31, 2002 include Pepco's and its pre-merger subsidiaries' operating results for the full year consolidated with Conectiv and its subsidiaries operating results for the five months of August 1, 2002, the date the merger was consummated, through December 31, 2002. The accompanying consolidated statements of earnings, consolidated statements of comprehensive income, and consolidated statement of cash flows for the years ended December 31, 2001 and 2000, as previously reported by Pepco, include only the consolidated operations of Pepco and its pre-merger subsidiaries.

     Accordingly, due to the application of the purchase method of accounting that was used to record the merger transaction, the consolidated balances included in the accompanying consolidated financial statements as of and for the years ended December 31, 2002, 2001, and 2000 are not comparable.

OPERATING REVENUE
Results for 2002 Compared to 2001

     Total consolidated operating revenue for the year ended December 31, 2002, was $4,324.5 million compared to $2,400.5 million for 2001. Intercompany revenue has been eliminated for purposes of this analysis. An detail of these amounts is as follows:

	2002	2001	Change
Pepco	$1,533.5	$1,723.5	(190.0)
Conectiv Power Delivery	996.2	-	996.2
Conectiv Energy	850.2	-	850.2
Pepco Energy Services	826.7	541.5	285.2
Other Non-Regulated	117.9	106.2	11.7
Gain on divestiture of generation assets	-	29.3	(29.3)
Total	$4,324.5	$2,400.5

     The decrease in Pepco's operating revenue during 2002 primarily resulted from a decrease of $206.9 million in standard offer service revenue due to increased customer migration to alternate suppliers during 2002. Retail access to a competitive market for generation services was made available to all Maryland customers on July 1, 2000 and to D.C. customers on January 1, 2001. At December 31, 2002, 16% of Pepco's Maryland customers and 13% of its D.C. customers have chosen alternate suppliers. These customers accounted for 1,175 megawatts of load in Maryland (of Pepco's total load of 3,369) and 1,140 megawatts of load in D.C. (of Pepco's total load of 2,326). The decrease in standard offer service revenue was partially offset by a $26.3 million increase in delivery revenue due to higher delivered kilowatt hour sales from more favorable weather than experienced in 2001.

The amounts for Conectiv Power Delivery and Conectiv Energy represented their post-merger operations for the five months of August 2002 through December 2002.
The increase in Pepco Energy Services' operating revenue during 2002 primarily resulted from growth in its retail commodity business for sales of electricity and natural gas to new customers.

     The increase in Other Non-Regulated operating revenue during 2002 was mainly due to higher lease portfolio income derived from new energy leveraged leases entered into in late 2001 and throughout 2002.

The prior year results included a $29.3 million net gain that resulted from the sale of Pepco's interest in the Conemaugh generating station in January 2001.
Results for 2001 Compared to 2000

     Total consolidated operating revenue for the year ended December 31, 2001, was $2,400.5 million compared to $2,989.3 million for 2000. Intercompany revenue has been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	2001	2000	Change
Pepco	$1,723.5	$2,220.6	(497.1)
Conectiv Power Delivery	-	-	-
Conectiv Energy	-	-	-
Pepco Energy Services	541.5	212.4	329.1
Other Non-Regulated	106.2	132.5	(26.3)
Gain on divestiture of generation assets	29.3	423.8	(394.5)
Total	$2,400.5	$2,989.3

     The decrease in Pepco's operating revenue during 2001 resulted from decreases of $466.9 million in standard offer service revenue and $30.2 million in delivery revenue primarily due to increased customer migration to alternative suppliers during 2001. Retail access to competitive markets for generation services was made available to all Maryland customers on July 1, 2000 and to D.C. customers on January 1, 2001. At December 31, 2001, 12% of Pepco's Maryland customers and 4% of its D.C. customers had chosen alternate suppliers. These customers accounted for 800 megawatts of load in Maryland (of our total load of 3,369) and 1,026 megawatts of load in D.C. (of our total load of 2,326).

     The increase in Pepco Energy Services' operating revenue during 2001 primarily resulted from increases of $283.2 million in commodity revenues and $44.3 million in services revenues due to growth in its retail commodity business.

     The decrease in Other Non-Regulated operating revenue during 2001 primarily resulted from the fact that in 2000 PCI recorded a pre-tax gain of approximately $19.7 million ($11.8 million after-tax) from the sale of its 50% interest in the Cove Point liquefied natural gas storage facility.

     The gain on divestiture of generation assets of $29.3 million in 2001 resulted from the sale of Pepco's interest in the Conemaugh generating station in January 2001. The 2001 gain on divestiture also includes certain adjustments resulting from the 2000 Mirant divestiture transaction. The gain of $423.8 million in 2000 resulted from Pepco's sale of substantially all of its generating assets to Mirant Corp. in December 2000.

OPERATING EXPENSES
Results for 2002 Compared to 2001

     Total consolidated operating expenses for the year ended December 31, 2002, were $3,778.9 million compared to $2,034.1 million for 2001. Intercompany expenses have been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	2002	2001	Change
Pepco	$1,219.7	$1,363.7	(144.0)
Conectiv Power Delivery	649.2	-	649.2
Conectiv Energy	1,071.8	-	1,071.8
Pepco Energy Services	809.6	524.1	285.5
Other Non-Regulated	53.7	146.3	(92.6)
Corporate and Other	(25.1)	-	(25.1)
Total	$3,778.9	$2,034.1

     The decrease in Pepco's operating expenses during 2002 resulted primarily from a $179.7 million decrease in fuel and purchased energy expense due to less energy purchased because of increased customer migration. This decrease was partially offset by an increase in other operation and maintenance expense of $13.8 million due mainly to an increase in employee benefits and vacation liability accrual as well as from a general increase in power delivery expenses, an increase in other taxes of $11.7 million due to higher Maryland property and delivery taxes, and an increase of $8.5 million in depreciation expense.

The amounts for Conectiv Power Delivery and Conectiv Energy represented their post-merger operations for the five months of August 2002 through December 2002.

     The increase in Pepco Energy Services' operating expenses during 2002 primarily resulted from growth in its retail commodity business and due to the fact that 2002 reflected a full year of operations from businesses acquired in 2001.

     The decrease in Other Non-Regulated operating expenses during 2002 primarily resulted from lower depreciation expense incurred as a result of fewer aircraft on operating leases in 2002 and due to the fact that in 2001 PCI recognized a total of $65.5 million (pre-tax) in impairment write-downs related to its aircraft portfolio and other investments.

     "Corporate and Other" primarily includes severance costs of $25.4 million (pre-tax) recorded during 2002 related to Pepco and Conectiv. Additionally, this line item includes unallocated Pepco Holdings' operating expenses, such as the acquisition financing and the amortization of "purchase accounting" related adjustments to the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002.

Additionally, process improvements may result in potential savings of $45 million for Pepco Holdings over the next 5 years.
Results for 2001 Compared to 2000

     Total consolidated operating expenses for the year ended December 31, 2001, were $2,034.1 million compared to $2,094.2 million for 2000. Intercompany expenses have been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	2001	2000	Change
Pepco	$1,363.7	$1,794.8	(431.1)
Conectiv Power Delivery	-	-	-
Conectiv Energy	-	-	-
Pepco Energy Services	524.1	228.9	295.2
Other Non-Regulated	146.3	70.5	75.8
Total	$2,034.1	$2,094.2

     The decrease in Pepco's operating expenses during 2001 primarily resulted from a $180.6 million decrease in fuel and purchased energy expense, a $105.3 million decrease in other operation and maintenance expense, an $84 million decrease in depreciation expense, and a $20.9 million decrease in other taxes. The decreases in these expenses primarily resulted from the fact that in January 2001 Pepco completed its plan to exit the generation business by divesting of its interest in the Conemaugh generating station. Additionally, the remaining decrease in operating expenses in 2001 results from the fact that the 2000 results included an impairment loss recorded on Pepco's Benning Road and Buzzard Point generating plants of $40.3 million (pre-tax). These plants were subsequently transferred to Pepco Energy Services.

The increase in Pepco Energy Services' operating expenses during 2001 resulted from growth in its retail commodity business.

     The increase in Other Non-Regulated operating expenses during 2001 primarily resulted from a total of $65.5 million (pre-tax) in impairment write-downs recognized by PCI in 2001 related to its aircraft portfolio and other investments.

OTHER INCOME (EXPENSES)
Results for 2002 Compared to 2001
Total consolidated other (expenses) for the year ended December 31, 2002, were ($190.4) million compared to ($105.3) million for 2001. A detail of these amounts is as follows:
	2002	2001	Change
Pepco	$ (71.6)	$ (48.8)	22.8
Conectiv Power Delivery	(25.9)	-	25.9
Conectiv Energy	(5.0)	-	5.0
Pepco Energy Services	(1.0)	1.4	2.4
Other Non-Regulated	(52.0)	(57.9)	(5.9)
Corporate and Other	(34.9)	-	34.9
Total	$(190.4)	$(105.3)

     The increase in Pepco's other (expenses) during 2002 primarily resulted from a $37.1 million decrease in interest income earned due to lower proceeds remaining to invest from Pepco's generating asset divestitures. This increase was partially offset by a decrease of $21.8 million in interest expense due to lower debt balances outstanding during 2002.

The amounts for Conectiv Power Delivery and Conectiv Energy represented their post-merger operations for the five months of August 2002 through December 2002.

     The decrease in Other Non-Regulated other (expenses) during 2002 primarily resulted from reduced losses on Pepcom's investment in Starpower due to its improved margins, lower selling, general and administrative expenses, and the favorable impact of the termination of the requirement to amortize goodwill.

     "Corporate and Other" in 2002 primarily represents unallocated Pepco Holdings' capital costs, such as the acquisition financing and the amortization of "purchase accounting" related adjustments to the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002. Additionally, this amount includes the write-off of certain Pepco software costs related to software that was no longer being used.

Results for 2001 Compared to 2000
Total consolidated other (expenses) for the year ended December 31, 2001, were ($105.3) million compared to ($192.7) million for 2000. A detail of these amounts is as follows:
	2001	2000	Change
Pepco	$ (48.8)	$(138.6)	(89.8)
Conectiv Power Delivery	-	-	-
Conectiv Energy	-	-	-
Pepco Energy Services	1.4	3.0	1.6
Other Non-Regulated	(57.9)	(57.1)	.8
Total	$(105.3)	$(192.7)

     The decrease in Pepco's other (expenses) during 2001 primarily resulted from a $40.6 million increase in interest income due to proceeds invested from the Company's divestiture transactions and due to a decrease of $52.2 million in interest expense due to reductions in the level of Pepco's debt outstanding. A portion of the divestiture proceeds were used to pay off Pepco's outstanding debt.

INCOME TAX EXPENSE (BENEFIT)
Results for 2002 Compared to 2001
Total consolidated income tax expense for the year ended December 31, 2002, was $124.1 million compared to $83.5 million for 2001. A detail of these amounts is as follows:
	2002	2001	Change
Pepco	$ 81.7	$130.9	$(49.2)
Conectiv Power Delivery	20.1	-	20.1
Conectiv Energy	19.4	-	19.4
Pepco Energy Services	3.8	8.5	(4.7)
Other Non-Regulated	(7.3)	(55.9)	48.6
Corporate and Other	6.4	-	6.4
Total	$124.1	$ 83.5

     The decrease in Pepco's income tax expense during 2002 resulted from lower taxes as a result of lower interest income and due to the fact that the 2001 amount included taxes incurred on Pepco's generating plant divestiture.

The amounts for Conectiv Power Delivery and Conectiv Energy represented their post-merger operations for the five months of August 2002 through December 2002.
Income tax expense for Pepco Energy Services remained relatively stable between years.

     The decrease in Other Non-Regulated income tax (benefit) during 2002 primarily resulted from the benefit derived in 2001 from one-time impairment write-downs associated with the aircraft portfolio and other investments.

Results for 2001 Compared to 2000
Total consolidated income tax expense for the year ended December 31, 2001, was $83.5 million compared to $341.2 million for 2000. A detail of these amounts is as follows:
	2001	2000	Change
Pepco	$130.9	$352.9	(222.0)
Conectiv Power Delivery	-	-	-
Conectiv Energy	-	-	-
Pepco Energy Services	8.5	(4.7)	13.2
Other Non-Regulated	(55.9)	(7.0)	(48.9)
Total	$ 83.5	$341.2

     The decrease in Pepco's income tax expense during 2001 primarily resulted from the fact that the 2000 tax expense included taxes resulting from the gain on the divestiture of its generating plants in December 2000.

     The increase in Pepco Energy Services' income tax expense during 2001 resulted from improved operating results in its retail commodity and wholesale generation business along with an increase in the effective tax rate.

The increase in Other Non-Regulated income tax (benefit) during 2001 principally resulted from the write-down of the aircraft portfolio and other investments.
CAPITAL RESOURCES AND LIQUIDITY
Sources of Liquidity

     Due to $805.5 million of cash provided by operating activities, $1,920.4 million of cash used by investing activities, and $698.2 million of cash provided by financing activities, cash and cash equivalents decreased by $416.7 million during the year ended December 31, 2002. This decrease primarily results from the fact that $1,075.6 million in cash was used to acquire Conectiv (net of Conectiv cash acquired).

     Pepco Holdings relies on access to bank and capital markets as a significant source of liquidity for capital requirements not satisfied by cash provided by its subsidiaries' operations. Pepco Holdings generates no operating income on its own. Accordingly, Pepco Holdings' ability to pay dividends to its common shareholders will depend on dividends received from its subsidiaries. The ability of Pepco Holdings and its subsidiaries to borrow funds or issue securities and its financing costs are affected by the issuing company's credit ratings. In addition to their future financial performance, the ability of the subsidiaries to pay dividends to Pepco Holdings is subject to the limits imposed by: state corporate and regulatory laws, which contain limitations on the funds that can be used to pay dividends and, in the case of regulatory laws, may require the prior approval of the relevant utility regulatory commissions before dividends can be paid; PUHCA, which prohibits the payment of dividends by a registered holding company or any of its subsidiaries, not afforded an exemption, out of capital or unearned surplus without the prior approval of the SEC; the provisions of their respective charters and bylaws; and the prior rights of holders of existing and future preferred stock, mortgage bonds and other long-term debt issued by the subsidiaries, and other restrictions in connection with other liabilities.

PUHCA Restrictions

     Because the Company is a holding company registered under PUHCA, it must obtain SEC approval to issue securities. Under PUHCA, Pepco Holdings may not pay dividends on the shares of common stock from an accumulated deficit or from paid-in-capital without SEC approval. PUHCA also prohibits Pepco Holdings from borrowing from its subsidiaries. Under an SEC Financing Order dated July 31, 2002 (the "Financing Order"), Pepco Holdings is authorized to issue equity, preferred securities and debt securities in an aggregate amount not to exceed $3.5 billion through the authorization period ending June 30, 2005. The external financing limit includes a short-term debt outstanding limitation of $2.5 billion. Pepco Holdings is also authorized to enter into guarantees to third parties or otherwise provide credit support with respect to obligations of its subsidiaries for up to $3.5 billion. The Financing Order requires that, in order to issue debt or equity securities, the Company must maintain a ratio of common stock equity to total capitalization (consisting of common stock, preferred stock, if any, long-term debt and short-term debt) of at least 30 percent. If this ratio falls below 30 percent (and the Company does not obtain from the SEC an amended order permitting it to maintain a lower ratio), the Company will not have the authority to issue either debt or equity securities, including additional commercial paper issued to refinance maturing commercial paper. At December 31, 2002, the Company's common equity ratio was 31.6 percent or approximately $149.8 million in excess of the 30 percent threshold. The Company intends to take such actions as necessary to prevent the common equity ratio from dropping below 30 percent, including the sale of additional shares of common stock. In this regard, the Company issued 5,750,000 shares of common stock in December 2002, as described below. The Company may also request an amendment to the SEC order that would permit the common equity ratio to temporarily drop below 30 percent for a period of time. However, the Company can give no assurance as to the timely receipt of such amendment.

     In connection with the merger with Conectiv, the SEC required PCI to divest itself of its marketable securities portfolio, its remaining aircraft, and certain real estate by July 31, 2005. Pepco Holdings does not believe that this requirement will have a material impact on its financial position or results of operations.

Issuance of Common Stock

     In December 2002, Pepco Holdings sold 5,750,000 shares of common stock at $19.13 per share. Proceeds received on the transaction, net of issuance costs of $4.3 million, were $105.7 million. All of the proceeds were used to pay down outstanding commercial paper.

Financing

     On June 25, 2002, CBI entered into a Credit Agreement (CBI Credit Agreement) with various banks and financial institutions. CBI is constructing new mid-merit power plants in Bethlehem, Pennsylvania. Under the CBI Credit Agreement, CBI may borrow up to $365 million as a construction loan and convert the construction loan to a term loan after completing construction of the two 545 MW combined cycle power plants (CBI Project). Borrowings under the CBI Credit Agreement are secured by a lien on CBI and all tangible, intangible, and real property of CBI. As of December 31, 2002, the balance of CBI's outstanding borrowings under the CBI Credit Agreement was $161.8 million (5.4% effective interest rate). CBI expects to convert the construction loan to a term loan on one of the following dates: February 27, 2004, April 30, 2004, June 30, 2004, August 31, 2004 or September 30, 2004 (the actual date on which the construction loan is converted is referred to herein as the Term Loan Conversion Date), as provided for in the CBI Credit Agreement. CBI is required to repay any portion of the construction loan not converted to a term loan at the Term Loan Conversion Date or no later than September 30, 2004. Four semi-annual principal payments begin six months after the Term Loan Conversion Date. Depending on the Term Loan Conversion Date, the amount of the term loan principal, which is repaid by the total of the four semi-annual payments, is approximately 12.89% to 14.7%. The remaining principal of the term loan (and any unpaid accrued interest or fees) is due upon the loan's maturity, which is the later of June 25, 2006, or the second anniversary of the Term Loan Conversion Date.

On July 15, 2002, Pepco redeemed $66.2 million 8.50% First Mortgage Bonds due May 15, 2027 at a call price of 103.21%. The redemption totaled $69.3 million.

     Pepco Holdings entered into a $1.1 billion short term bridge facility on August 1, 2002 and borrowed the full amount to fund $700 million of the merger cash consideration, and repay commercial paper and Conectiv bank loans due upon merger closing. The facility was repaid in full on September 6, 2002 with proceeds from Pepco Holdings' note offering.

     On August 1, 2002, Pepco Holdings, Pepco, DPL, and ACE established a $1.5 billion 364-day revolving credit facility with various financial institutions. Pepco Holdings' borrowing sublimit under the agreement is $1 billion. Pepco, DPL, and ACE have an aggregate sublimit of $500 million, with no individual borrower entitled to borrow more than $300 million. The $1.5 billion facility includes a $300 million letter of credit sublimit. As of December 31, 2002, $103 million in letters of credit were outstanding. The facility will primarily be used to back up the commercial paper programs, which are discussed herein.

     Pepco Holdings established a $1 billion commercial paper program effective August 1, 2002. This program replaced the Conectiv and PCI commercial paper programs, which were terminated at the end of August 2002. Pepco, DPL, and ACE have $300 million, $275 million, and $250 million commercial paper programs, respectively.

On September 3, 2002, Pepco redeemed $2 million or 40,000 shares of its $3.40 Serial Preferred Stock Series of 1992, pursuant to mandatory sinking fund provisions.

     On September 6, 2002, Pepco Holdings issued $1.35 billion of unsecured notes: $350 million of 5.50% notes due August 15, 2007, $750 million of 6.45% notes due August 15, 2012, and $250 million of 7.45% notes due August 15, 2032. The net proceeds from the offering totaled $1.34 billion. Pepco Holdings offered the notes in an unregistered transaction. The proceeds from the sale of the notes were used to repay approximately $1.1 billion of indebtedness outstanding under a short-term bridge facility entered into on August 1, 2002 in connection with the merger, and to repay approximately $240 million of Pepco Holdings' outstanding commercial paper, including approximately $106.1 million of commercial paper issued to fund the settlement of treasury lock transactions entered into in June 2002 in anticipation of the offering of the notes.

     On September 19, 2002, Pepco Holdings issued an additional $150 million of the 5.5% notes due August 15, 2007 (which were consolidated to form a single series with the $350 million 5.5% notes due 2007, issued by Pepco Holdings on September 6). The net proceeds from the offering totaled $151.7 million. Pepco Holdings offered the notes in an unregistered transaction. The proceeds from the sale of the notes were used to repay outstanding commercial paper.

     The Company is obligated to cause an exchange offer of notes registered under the Securities Act of 1933 with identical terms to the notes issued on September 6 and 19, 2002 to be consummated by June 3, 2003.

     On September 20, 2002, the New Jersey Board of Public Utilities (NJBPU) issued a Bondable Stranded Costs Rate Order (Financing Order) to ACE authorizing the issuance of $440 million of Transition Bonds. A subsidiary of ACE issued Transition Bonds totaling $440 million on December 19, 2002, in accordance with this Financing Order. The proceeds of these bonds will be used to recover the stranded costs associated with the divestiture of the ACE nuclear assets, the buyout of the Pedricktown NUG contract and the buy down of the American Ref-Fuel NUG contract. Also included in the amount authorized was $20 million of transaction costs and capital reduction costs.

On October 1, 2002, DPL redeemed at maturity $30 million of 6.95% First Mortgage Bonds and $12 million of 6.59% Medium Term Notes.
On November 15, 2002, DPL redeemed at maturity $3 million of its 9.26% Medium Term Notes A and $1 million of its 9.29% Medium Term Notes A.
On December 19, 2002, ACE redeemed at maturity a term loan in the amount of $171.4 million.
On December 30, 2002, DPL redeemed at par 316,500 shares of its $25 par preferred stock with an annual dividend rate of 7.75%.

     On January 15, 2003, Pepco Holdings issued $300 million of 3.75% notes due February 15, 2006. The net proceeds from the offering totaled $298.4 million. The Company used the proceeds to redeem a $200 million Conectiv Floating Rate Note with an original maturity of February 28, 2003, that was called on January 28, 2003, and to repay outstanding commercial paper.

On February 28, 2003, ACE redeemed 2,800,000 shares of 8.25% cumulative quarterly income preferred stock of Atlantic Capital I at $25 per share plus accrued and unpaid interest.
ACE will redeem on March 24, 2003, Secured Medium Term Notes totaling $58 million with interest rates ranging from 7.125% to 7.98%.
Money Pool

     Pepco Holdings has received PUHCA authorization to establish the Pepco Holdings System money pool. Certain direct and indirect subsidiaries of Pepco Holdings are eligible to participate in the money pool. Eligible subsidiaries with surplus cash may deposit those funds in the money pool. Eligible subsidiaries with cash deficits may borrow from the money pool. Pepco Holdings deposits funds in the money pool to the extent that the pool has insufficient funds to meet the borrowing needs of its participants. Pepco Holdings may not borrow from the money pool. Borrowings from the money pool are unsecured. Deposits in the money pool are guaranteed by Pepco Holdings. Depositors in the money pool receive and borrowers from the money pool pay an interest rate based primarily on Pepco Holdings' short-term borrowing rate. Pepco Holdings' external borrowing requirement fluctuates based on the amount of funds deposited in the money pool.

Pension Funding

     Pepco and Conectiv's pension assets did not achieve the level of returns assumed in the determination of their pension expense accruals during 2002. As a result, Pepco contributed $35 million to its pension plan in December 2002 to exceed a funding level of 100% with respect to its accrued benefit obligation. Conectiv's pension plan did not require a contribution in December 2002 to exceed 100% of its accrued benefit obligation. Pepco contributed $25 million to its pension plan in 2001 and $50 million in 2000.

     Effective December 31, 2002, as a result of the August 1, 2002 Pepco and Conectiv merger, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Pepco Holdings Retirement Plan. Pepco Holdings adopted the Pepco and Conectiv benefit plans. The provisions and benefits of the merged plan are identical to those of the original Pepco and Conectiv Plans.

     As of January 1, 2002, Pepco and Conectiv's individual plan actuarial valuations incorporated different assumptions for the 2002 year net periodic expense determination. Pepco Holdings expects to review, and may change the actuarial assumptions of the plan for 2003.

     Due to lower asset values than expected in its pension plan and the potential need to modify the assumptions used to value its pension liabilities, Pepco Holdings could experience a substantially higher level of pension expense in the near term and until the investment return of the plan assets improves.

Shareholder Dividend Reinvestment Plan and Employee Benefit Plans

     Under the Company's Shareholder Dividend Reinvestment Plan and under various employee benefit plans of the Company and its subsidiaries, the Company can satisfy its obligations to supply Company common stock for the plans either by selling newly issued shares to the plans or by contributing cash that the plan administrators then use to purchase common stock in the open market. From August 1, 2002 to December 31, 2002, the Company issued an aggregate of approximately 630,000 shares of its common stock to fund its obligations under the plans.

Dividend Policy and Restrictions

     The Company's annual dividend rate on its common stock is determined by the Board of Directors on a quarterly basis and takes into consideration, among other factors, current and possible future developments which may affect the Company's income and cash flows. The Company's Board of Directors declared a quarterly dividend per share of common stock of 25 cents payable on December 31, 2002 to holders of record on December 10, 2002. Previously, the Board declared a "pro-rata" period dividend of $.16576079 per share following the August 1 merger which was paid September 30, 2002 to holders of record on September 10, 2002. Under PUHCA, Pepco Holdings may not pay dividends on the shares of common stock from an accumulated deficit or paid-in-capital without SEC approval. Pepco Holdings' common dividends paid to stockholders are currently funded from the common dividends that Pepco, DPL, and ACE pay to Pepco Holdings. Under PUHCA, Pepco, DPL, and ACE are prohibited from paying a dividend from an accumulated deficit or paid-in-capital, unless SEC approval is obtained. Also, the certificates of incorporation of Pepco, DPL, and ACE have certain other limitations on the payment of common dividends to Pepco Holdings.

Working Capital

     At December 31, 2002, current assets totaled $1.7 billion versus current liabilities of $2.6 billion. Current liabilities include $406.3 million in long-term debt due within one year. Although the Company currently has in place a $1.5 billion working capital facility, it intends to lower its current liabilities over the next twelve months through a combination of long-term financing strategies.

Construction Expenditures

     Pepco Holdings construction expenditures totaled $503.8 million in 2002. For the five-year period 2003 through 2007, construction expenditures are projected to total approximately $2.2 billion, of which approximately $1.7 billion is related to the regulated power delivery business.

Disclosures About Contractual Obligations And Commercial Commitments
Summary information about Pepco Holdings' consolidated contractual obligations and commercial commitments at December 31, 2002, is as follows:
	Contractual Maturity
Obligation	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in Millions)
Short-term debt	$ 812.7	$ 812.7	$ -	$ -	$ -
Variable rate demand bonds	158.4	-	-	-	158.4
Long-term debt	5,119.1	406.3	732.1	976.8	3,003.9
Preferred stock subject to mandatory redemption	47.5	2.5	5.0	40.0	-
Preferred trust securities	290.0	70.0	-	-	220.0
Capital and operating leases	349.2	37.7	68.8	68.4	174.3
Purchase power contracts	1,572.7	384.3	682.6	505.8	-
Partnership contributions	14.7	7.2	6.5	1.0	-
Total	$8,364.3	$1,720.7	$1,495.0	$1,592.0	$3,556.6
COMMITTEE OF CHIEF RISK OFFICERS RECOMMENDED RISK MANAGEMENT DISCLOSURES

     The Committee of Chief Risk Officers (CCRO) was formed to provide guidance and enhance consistency for risk management practices in the energy industry. On November 19, 2002, the CCRO released white papers representing recommended best practices in four areas of risk management for its membership of 31 merchant energy companies. Conectiv Energy and Pepco Energy Services are members of the CCRO. The white papers that were issued included a series of additional risk management disclosures in tabular format. The CCRO recommended that merchant energy companies include these tabular disclosures in Securities and Exchange Commission filings beginning in the first calendar quarter of 2003.

     The following tables present the combined risk management disclosures of Conectiv Energy and Pepco Energy Services for the year ended December 31, 2002. Information presented in the accompanying tables includes Conectiv Energy data for the five post-merger months of August 2002 through December 2002, combined with Pepco Energy Services data for the entire year. Forward-looking data represents 100% of the combined positions of Conectiv Energy and Pepco Energy Services.

Table 1
Statement of Competitive Energy Gross Margin For the Year Ended December 31, 2002 (Dollars in Millions)
Mark to Market Activities	Proprietary Trading (1)	Other Energy Commodity (2)	Non-Commodity Energy (3)	Total
Unrealized Marked-to-market ("MTM") Gain (Loss)
Unrealized gain (loss) at inception	$ -	$ -	$ -	$ -
Changes in unrealized fair value prior to settlements	16.3	(.3)	-	16.0
Changes in valuation techniques and assumptions	-	-	-	-
Reclassification to realized at settlement of contracts	(40.6)	(.3)	-	(40.9)
Total changes in unrealized fair value	(24.3)	(.6)	-	(24.9)
Realized Net Settlement of Transactions Subject to MTM	40.6	.3	-	40.9
Total Gain (Loss) on MTM activities	16.3	(.3)	-	16.0
Transaction-related expenses associated with MTM activity	(4.3)	-	-	(4.3)
Total MTM activities gross margin	12.0	(.3)	-	11.7
Accrual Activities
Accrual activities revenues	N/A	1,868.5	113.7	1,982.2
Hedge gains (losses) reclassified from OCI	N/A	42.2	-	42.2
Cash flow hedge ineffectiveness recorded in income statement	N/A	(.2)	-	(.2)
Total revenue-accrual activities revenues	N/A	1,910.5	113.7	2,024.2
Fuel and Purchased Power	N/A	(1,686.0)	(14.1)	(1,700.1)
Hedges of fuel and purchased power reclassified from OCI	N/A	(58.9)	-	(58.9)
Cash flow hedge ineffectiveness recorded in income statement	N/A	-	-	-
Other transaction-related expenses	N/A	(12.8)	(72.5)	(85.3)
Total accrual activities gross margin	N/A	152.8	27.1	179.9
Total Gross Margin	$12.0	$ 152.5	$ 27.1	$ 191.6
Notes: (1) Includes all derivative contracts held for trading and MTM under SFAS No. 133.
(2) Includes generation line of business, provider of last resort services, origination business, unregulated wholesale and retail commodity business.
(3) Includes Conectiv Thermal, Conectiv Operating Services Company, and Pepco Energy Services' energy- efficiency and other services business.
Table 2
Roll-forward of Mark-to-Market Energy Contract Net Assets For the Year Ended December 31, 2002 (Dollars in Millions)
	Proprietary Trading (1)	Other Energy Commodity (2)	Total
Total Market-to-market ("MTM") Energy Contract Net Assets at December 31, 2001	$ 1.0	$ -	$ 1.0
Total change in unrealized fair value excluding reclassification to realized at settlement of contracts	16.3	-	16.3
Reclassification to realized at settlement of contracts	(43.6)	4.8	(38.8)
Effective portion of changes in fair value - recorded in OCI	-	28.7	28.7
Ineffective portion of charges in fair value - recorded in earnings	-	(.2)	(.2)
Purchase/sale of existing contracts or portfolios subject to MTM	42.1	(11.6)	30.5
Total MTM Energy Contract Net Assets at December 31, 2002 (a)	$ 15.8	$ 21.7	$ 37.5

Detail of MTM Energy Contract Net Assets at December 31, 2002 (above)			Total
Current Assets			$ 138.4
Noncurrent Assets			27.2
Total MTM Energy Assets			165.6
Current Liabilities			(113.7)
Noncurrent Liabilities			(14.4)
Total MTM Energy Contract Liabilities			(128.1)
Total MTM Energy Contract Net Assets			$ 37.5
Notes:
(1) Includes all derivative contracts held for trading and MTM under SFAS No. 133.
(2) Includes all derivative contracts classified as cash flow hedges under SFAS No. 133.
Table 3
Maturity and Source of Fair Value of Mark-to-Market Energy Contract Net Assets As of December 31, 2002 (Dollars are Pre-Tax and in Millions)
Fair Value of Contracts at December 31, 2002
Maturities
Source of Fair Value	2003	2004	2005	In Excess of 3 Years	Total Fair Value
Proprietary Trading (1)
Actively Quoted (i.e., exchange-traded) prices	$ (.7)	$ 6.8	$ .8	-	$ 6.9
Prices provided by other external sources (2)	7.5	1.4	-	-	8.9
Modeled	-	-	-	-	-
Total	$ 6.8	$ 8.2	$ .8	-	$15.8
Other Unregulated (3)
Actively Quoted (i.e., exchange-traded) prices	$24.6	$ 8.0	$ 1.0	-	$33.6
Prices provided by other external sources (2)	(7.2)	(4.7)	-	-	(11.9)
Modeled	-	-	-	-	-
Total	$17.4	$ 3.3	$ 1.0	-	$21.7
(1) Proprietary Trading includes all derivative contracts held for trading and marked-to-market under SFAS No. 133.
(2) Prices provided by other external sources - Reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
(3) Other Unregulated Contracts includes all derivative contracts classified as cash flow hedges under SFAS No. 133.
Table 4
Selected Competitive Energy Gross Margin Information For the Year Ended December 31, 2002 (Dollars in Millions)
	Energy Trading (1)	Other Energy Commodity (2)	Non- Commodity Energy (3)	Total

Total Gross Margin	$12.0	$152.5	$27.1	$191.6
Less: Total Change in Unrealized Fair Value	24.3	.6	-	24.9
Gross Margin Adjusted for Unrealized Marked-to-market ("MTM") Gain/Loss	$36.3	$153.1	$27.1	$216.5
Add/Deduct Noncash Realized Amortization	-	-	-	8.2
Cash Component of Gross Margin (Accrual Basis)	-	-	-	$224.7
Net Change in Cash Collateral	-	-	-	$(13.4)

(1) Includes all derivative contracts held for trading and marked-to-market under SFAS No. 133.
(2) Includes Generation line of business, Provider of Last Resort services, Origination businesses, and unregulated wholesale and retail commodity business.
(3) Includes Conectiv Thermal, Conectiv Operating Services Company, and Pepco Energy Services' energy-efficiency and other services business.

     The above table presents details of merchant energy cash flows from gross margin, adjusted for cash provided or used by option premiums and collateral requirements. This is not intended to present a statement of cash flows in accordance with GAAP.

Table 5
Cash Flow Hedges Included in Accumulated Other Comprehensive Income As of December 31, 2002 (Dollars in Millions)
Contracts	Accumulated Other Comprehensive Income ("OCI") Loss After Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
Merchant Energy (Non-Trading)	$ 14.1	$10.9	36 months
Interest Rate	(75.7)	(.4)	40 months
Foreign Currency	-	-
Other	(.2)	-
Total	$(61.8)	$10.5
Total Other Comprehensive Income Activity For the Year Ended December 31, 2002 (After-Tax)
	Merchant Hedge Contracts	Non-Merchant Hedges	Total
Accumulated OCI, December 31, 2001	$ -	$ -	$ -
Changes in fair value	1.6	(67.9)	(66.3)
Reclasses from OCI to net income	4.5	-	4.5
Accumulated OCI derivative gain/loss, December 31, 2002	$ 6.1	$(67.9)	$(61.8)
Note:	The information presented in Table 6 is contained in the "Quantitative and Qualitative Disclosures about Market Risk - Credit and Nonperformance Risk" section, herein.
Table 7
Merchant Plant Owned Assets Hedging Information Estimated Next Three Years
	2003	2004	2005
Estimated Plant Output Hedged	100%	76%	57%
Estimated Plant Fuel Requirements Hedges	83%	96%	60%
Note: The percentages above are based on modeled requirements using data available at December 31, 2002.
Table 8
Value at Risk ("VaR") Associated with Energy Contracts For the Year Ended December 31, 2002 (Dollars in Millions)

     Pepco Holdings uses a value-at-risk model to assess the market risk of its electricity, gas, coal, and petroleum product commodity activities. The model includes physical forward contracts used for hedging and trading, and commodity derivative instruments. Value-at-risk represents the potential gain or loss on instruments or portfolios due to changes in market factors, for a specified time period and confidence level. Pepco Holdings estimates value-at-risk across its power, gas, coal, and petroleum products commodity business using a delta-gamma variance/covariance model with a 95 percent, one-tailed confidence level and assuming a one-day holding period. Since value-at-risk is an estimate, it is not necessarily indicative of actual results that may occur.

	Proprietary Trading VaR (1)	VaR for Energy Derivative Contracts (2)
95% confidence level, one-day holding period, one-tailed (3)
Period end	$ 3.4	$ 4.0
Average for the period	3.4	5.9
High	5.6	17.2
Low	.9	2.5

Notes:
(1)	Includes all derivative contracts held for trading and marked-to-market under SFAS No. 133.
(2)	Includes all derivative contracts under SFAS No. 133, including trading positions and cash flow hedges.
(3)

VaR calculations are shown in a standard delta or delta/gamma closed form 95% 1-day holding period 1-tail normal distribution form. Traditional statistical and financial methods can be employed to reconcile prior 10K and 10Q VaRs to the above approach. In this case, 5-day VaRs divided by the square root of 5 equal 1-day VaRs; and 99% 1-tail VaRs divided by 2.326 times 1.645 equal 95% 1-tail VaRs. Note that these methods of conversion are not valid for converting from 5-day or less holding periods to over 1 month holding periods and should not be applied to "non-standard closed form" VaR calculations in any case.

REGULATORY AND OTHER MATTERS
Termination of Agreements for Sale of ACE Electric Generating Plants

     Under the terms of agreements between ACE and NRG Energy, Inc. (NRG) for the sale of ACE's fossil fuel-fired electric generating plants (Deepwater Station, Conemaugh and Keystone Stations and B.L. England Station) the agreements were subject to termination by either party after February 28, 2002. NRG delivered notice to Conectiv on April 1, 2002 terminating these agreements. On January 13, 2003, the Company announced the termination of a second competitive bidding process initiated on May 23, 2002 to sell these ACE-owned fossil fuel-fired electric generating plants. The Company noted that while the competitive bidding process identified a number of interested parties, current conditions in the electric energy market prevented ACE from reaching agreements for the sale of these generating assets. The Company remains interested in selling these assets on acceptable terms, but cannot predict whether or not any or all of the plants will be sold, whether the NJBPU will grant the required approval of any sales agreements, or any related impacts upon recoverable stranded costs.

Basic Generation Service

     Under the provisions of New Jersey's 1999 Electric Discount and Energy Competition Act (the New Jersey Act) and the NJBPU's Final Decision and Order concerning restructuring ACE's electric utility business, ACE was obligated to provide Basic Generation Service (BGS) through July 31, 2002, which entailed supplying electricity to customers in ACE's service area who do not choose an alternative supplier. The Final Decision and Order provides for the recovery through customer rates of the costs incurred by ACE in providing BGS, including an allowed return on certain electric generating plants, the above-market portion of the cost of power purchased from NUGs, and the above-market portion of costs associated with generating power for BGS customers. In recognition of this cost-based, rate-recovery mechanism, when the costs incurred by ACE in providing BGS exceed the revenues from billings to ACE's customers for BGS, the under-recovered costs are deferred as a regulatory asset. Pursuant to the terms of the 1999 restructuring of ACE's electric generation business, during 2000-2002, the under-recovered costs were first applied to a deferred energy cost liability that was eliminated and then a regulatory asset was established ($153.0 million as of December 31, 2002). After the initial four-year transition period ends July 31, 2003, customer rates are to be adjusted to recover the under-recovered cost balance over a reasonable period of time to be determined by the NJBPU. ACE's recovery of the deferred costs is subject to review by the NJBPU.

     On August 1, 2002, in accordance with the provisions of the New Jersey Act and the NJBPU's Final Decision and Order, ACE petitioned the NJBPU for a $71.6 million, or 8.4%, annualized increase in electric rates, effective August 1, 2003. This proposed rate increase is intended to recover ACE's deferred cost balance as of August 1, 2003 over a four-year period and reset ACE's rates such that an under-recovery of certain costs is no longer embedded in rates. ACE's recovery of the deferred costs is subject to review by the NJBPU, which will determine the amount of cost recovery in accordance with the New Jersey Act. The outside auditing firm selected by the NJBPU has completed its review and audit of the deferral balance of ACE. A draft report has been provided to ACE, and ACE has responded to the NJBPU and the auditors with factual comments. A final report was released on February 24, 2003.

     BGS electricity supply beyond July 31, 2002 was provided for by a BGS auction held in February 2002, which awarded about 1,900 MW, or 80% of ACE's BGS load to four suppliers for the period from August 1, 2002 to July 31, 2003. The remaining 20% of ACE's BGS load is supplied utilizing ACE's electric supply, consisting of its fossil fuel-fired electric generating plants (excluding Deepwater), which are used first to meet such BGS load, and its NUG contracts, to the extent such electric generating plants are not sufficient to satisfy such load.

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

     By Decision and Order dated December 18, 2002, the NJBPU approved the process for the procurement of BGS supply for the period starting August 1, 2003. The decision included holding two separate but simultaneous auctions to procure BGS supply. The first auction will be for the supply needed to serve large commercial and industrial customers who will be paying an hourly energy price. There are approximately 50 customers in this group for ACE. The auction will determine the capacity price to be paid by these customers. The period covered by this auction is August 1, 2003 through May 31, 2004. The second auction will be for the supply needs of the remainder of the BGS customers, and would be for full requirements service (energy, capacity, transmission, and ancillary services) for these customers. In this auction, two-thirds of the needs will be procured for the same period as the first auction, while the remaining one-third of the needs will be procured for a period of 34 months. The results of these auctions will be used to set the rates paid by the customers in each group. The decision also established working groups to deal with metering issues and customer education. The auctions were conducted February 3 and 4, 2003. The NJBPU approved the results of the auctions on February 5, 2003. ACE has entered into BGS Supplier Agreements with the winning bidders. If any of the winning bidders were to default on their commitments, ACE will offer the defaulted load to other winning bidders, or will make arrangements to purchase the needed supply from PJM-administered markets.

Securitization

     Under the New Jersey Act, up to 100% of recovery-eligible stranded costs related to electric generating plants and the costs to affect buyouts or buy downs of NUG contracts may be recovered through customer rates. On September 9, 2002, New Jersey enacted an amendment (Amendment) to the New Jersey Act. The Amendment permits the NJBPU to authorize the securitization of deferred balances of electric public utilities resulting from the provisions of the New Jersey Act. The NJBPU may authorize the issuance of transition bonds by an electric public utility or other financing entity in order to (i) recover stranded costs deemed eligible for rate recovery in a stranded cost recovery order; (ii) recover rate reduction requirements determined by the NJBPU to be necessary under the provisions of the New Jersey Act; or (iii) recover basic generation service transition costs. The NJBPU may approve transition bonds with scheduled amortization of up to fifteen years if related to stranded cost recoveries or recoveries of basic generation service transition costs, or the remaining term of a purchase power agreement if related to the buyout or buy down of long-term purchase power contracts with NUGs.

     On September 20, 2002, the NJBPU issued a Bondable Stranded Costs Rate Order (Financing Order) to ACE authorizing the issuance of $440 million of Transition Bonds. A subsidiary of ACE issued Transition Bonds totaling $440 million on December 19, 2002, in accordance with this Financing Order. The proceeds of these bonds will be used to recover the stranded costs associated with the divestiture of the ACE nuclear assets, the buyout of the Pedricktown NUG contract and the buy down of the American Ref-Fuel NUG contract. Also included in the amount authorized was $20 million of transaction costs and capital reduction costs.

     ACE formed ACE Transition Funding during 2001 as a special purpose entity (SPE) for the sole purpose of purchasing and owning the bondable transition property (BTP), issuing transition bonds (Bonds), pledging ACE Transition Funding's interest in BTP and other collateral to the bond trustee to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. Proceeds from the sale of Bonds were transferred to ACE in consideration for the BTP, and ACE will repurchase debt and/or equity related to the stranded costs and NUG contracts noted above. The Bonds of ACE Transition Funding are included in the accompanying Consolidated Balance Sheets.

     On January 31, 2003, ACE filed a petition seeking from the NJBPU an administrative valuation of a portion of the B.L. England Station stranded costs and a finding that such costs may be included as part of the principal amount of transition bonds for which ACE may seek approval under the New Jersey Act. Management anticipates that the necessary approvals will be received from the NJBPU and that a bondable stranded costs rate petition will ultimately be approved, leading to the issuance of additional transition bonds.

Rate Increase

     On February 3, 2003, ACE filed a petition with the NJBPU to increase its electric distribution rates and the Regulatory Asset Recovery Charge in New Jersey. The request, if approved, will increase ACE's annual revenues by approximately $68.4 million. The petition was filed in accordance with the NJBPU's Final Order in restructuring, which mandated that ACE file a plan to set rates that will be in place when the New Jersey Act's transition period ends July 31, 2003.

Pepco Regulatory Contingencies

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's D.C. Commission approved divestiture settlement that provided for a sharing of any net proceeds from the sale of its generation related assets. A principal issue in the case is whether a sharing between customers and shareholders of the excess deferred income taxes and accumulated deferred investment tax credits associated with the sold assets would violate the normalization provisions of the Internal Revenue Code and implementing regulations. On March 4, 2003, the Internal Revenue Service (IRS) issued a notice of proposed rulemaking (NOPR) that could be relevant to that principal issue. Comments on the NOPR must be filed by June 2, 2003, and the IRS will hold a public hearing on June 2, 2003. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential exists that Pepco could be required to make additional gain sharing payments to D.C. customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is impossible to predict when the D.C. Commission will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002 and Pepco is awaiting a Proposed Order from the Hearing Examiner. It is a certainty that some party or parties will appeal the Hearing Examiner's Proposed Order to the Maryland Commission. The principal issue in the case is the same normalization issue that was raised in the D.C. case. On March 4, 2003, the IRS issued a NOPR that could be relevant to that principal issue. Comments on the NOPR must be filed by June 2, 2003, and the IRS will hold a public hearing on June 2, 2003. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential also exists that Pepco would be required to make additional gain sharing payments to Maryland customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is impossible to predict when the Hearing Examiner or the Maryland Commission will issue their decisions.

     In Maryland, in accordance with the terms of an agreement approved by the Maryland Commission, customers who are unable to receive generation services from another supplier, or who do not select another supplier, are entitled to receive services from Pepco until July 1, 2004 (Standard Offer Service or SOS). Pepco has entered into a settlement in Phase I of Maryland Case No. 8908 to extend its provision of SOS services in Maryland. The Settlement is awaiting approval from the Maryland Commission. The Settlement provides for an extension of SOS for four years for residential and small commercial customers, an extension of two years for medium sized commercial customers, and an extension of one year for large commercial customers. The settlement provides for a policy review by the Commission to consider how SOS will be provided after the current extension expires. The Settlement provides for SOS to be procured from the wholesale marketplace and that Pepco will be able to recover its costs of procurement and a return.

Full Requirements Contract with Mirant

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

Environmental Matters

     The Company through its subsidiaries is subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company's subsidiaries may incur costs to clean up facilities found to be contaminated due to current and past disposal practices. The Company's subsidiaries' liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean up-related issues (including whether a Pepco Holdings subsidiary or a corporate predecessor is responsible for conditions on a particular parcel). The Company's current liabilities include approximately $22.7 million as of December 31, 2002, for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party, alleged to be a third-party contributor, or has made a decision to clean up contamination on its own property. The accrued liability as of December 31, 2002, included $11.2 million for remediation and other costs associated with environmental contamination that resulted from an oil release at the Indian River power plant (which was sold on June 22, 2001) and reflects the terms of a related consent agreement reached with the Delaware Department of Natural Resources and Environmental Control during 2001. As a result of discontinuing the second competitive bidding process for ACE's fossil fuel-fired generating stations, ACE's anticipated $7 million costs to clean up the Deepwater generating station is included in the previously stated $22.7 million liability. The costs of cleaning up ACE's B.L. England generating station have not yet been quantified but may exceed $2 million. The Company does not expect such future costs to have a material effect on the Company's financial position or results of operations.

     In April 2002, EPA proposed regulations addressing best technology available for minimizing environmental impact from existing power production cooling water intake structures. The ACE Deepwater electric generating station's New Jersey Pollution Discharge Elimination System (NJPDES) renewal permit, effective through September 30, 2007 will require a study to evaluate the efficiency of recent changes to the intake structure and other biological impact studies that will be submitted with a permit renewal application in 2007. The NJPDES permit for the B.L. England Station expired in December 1999, but has been administratively extended, through submittal of a renewal application, and the plant continues to operate under the conditions of the existing permit until a renewal permit is issued by the New Jersey Department of Environmental Protection (NJDEP).

     A Conectiv subsidiary holds a National Pollution Discharge Elimination System (NPDES) permit for the Edge Moor Power Plant. Studies to determine impacts on aquatic organisms by the plant's intake structures, required by the existing permit which expires in October 2003, were completed in 2002. The results of these studies and additional site specific studies on alternative technologies are expected to determine whether changes to intake structures are required to comply with any final rule that EPA adopts.

     On May 4, 2002, ACE, Conectiv Atlantic Generation, LLC (CAG), and the NJDEP entered into an Administrative Consent Order (ACO) to address ACE's and CAG's inability to procure Discrete Emission Reductions (DER) credits to comply with New Jersey's NOx Reasonable Available Control Technology (RACT) requirements and NJDEP's allegations that ACE had failed to comply with DER credit use restrictions from 1996 to 2001. The ACO eliminates requirements for ACE and CAG to purchase DER credits for certain ACE and CAG electric generating units through May 1, 2005 and provides, among other things, for installation of new controls on CAG's electric generating units ($7 million estimated cost), a $1.0 million penalty, a $1.0 million contribution to promote, develop and enhance an urban airshed reforestation project, and operating hour limits at ACE's Deepwater Unit No. 4.

     On July 11, 2001, the NJDEP denied ACE's request to renew a permit variance, effective through July 30, 2001, that authorized Unit 1 at the B.L. England station to burn coal containing greater than 1% sulfur. ACE has appealed the denial. The NJDEP has issued a number of stays of the denial to authorize ACE to operate Unit 1 with the current fuel until May 29, 2003. NJDEP also issued addendums to the permit/certificate to operate for Unit 1 authorizing trial burns of coal with a sulfur content less than 2.6%. ACE is requesting an extension of the current stay of the denial and submitted final wrap-up reports on the results of its test burns to NJDEP on January 28, 2003. Management is not able to predict the outcome of ACE's appeal, including the effects, if any, of trial burn results on NJDEP's position with regard to the denial or the appeal.

     In February 2000, the United States Environmental Protection Agency (USEPA) and NJDEP requested information from ACE regarding the operation of coal-fired boilers at ACE's B.L. England and Deepwater generating stations. As of December 2002, in responding to this request and numerous subsequent requests, ACE has provided more than 24,000 pages of documents covering activities at B.L. England and Deepwater since 1978 to USEPA and NJDEP. USEPA has sought this information pursuant to its authority under Clean Air Act Section 114, and the ACE requests are similar to those that USEPA has made of other electric utilities to determine compliance with New Source Review (NSR) Prevention of Significant Deterioration (PSD) and non-attainment NSR requirements. Similar inquiries have resulted in the filing of federal lawsuits against utilities in the South and Midwest. A number of settlements of litigation brought as a result of such inquiries alleging violations of NSR standards have been announced. In January 2002, the Department of Justice completed its review of the USEPA's enforcement actions and concluded that the USEPA has a reasonable basis on which to pursue NSR enforcement. On December 31, 2002, EPA published an NSR reform package including both proposed and final rules. The proposed rule offers options for clarifying the routine maintenance, repair and replacement exclusion to the NSR rules. It is unclear how EPA's proposed reform rules will ultimately impact the on-going NSR enforcement actions; however, EPA officials have indicated their intention to continue with the NSR enforcement initiative targeting alleged past violations under the current rules. ACE met with EPA and NJDEP in May 2002 to discuss NSR issues. Since then, ACE entered into a confidentiality agreement with the government agencies. The Company does not believe that it has violated NSR requirements. Management cannot predict the impact of the USEPA/NJDEP inquiries or proposal on B.L. England or Deepwater operations.

     In October 1995, Pepco received notice from the EPA that it, along with several hundred other companies, may be a potentially responsible party (PRP) in connection with the Spectron Superfund Site located in Elkton, Maryland.

     The site was operated as a hazardous waste disposal, recycling, and processing facility from 1961 to 1988. In August 2001, Pepco entered into a Consent Decree for de minimis parties with EPA to resolve its liability at this site. Pursuant to the consent decree, in return for a de minimis payment by Pepco to the United States and a group of PRPs, those parties covenant not to sue Pepco for past and future costs of remediation at the site and the United States will also provide contribution protection against third party claims related to response actions at the site. Natural resource damages, if any, are not covered by the Consent Decree. Court approval of the Consent Decree is pending. Pepco believes that its liability at this site, pursuant to the terms of the Consent Decree, will not have a material adverse effect on its financial position or results of operations.

     In June 1992, EPA identified ACE as a PRP at the Bridgeport Rental and Oil Services (BROS) superfund site in Logan Township, New Jersey. In September 1996, ACE along with other PRPs signed a consent decree with EPA and NJDEP to address remediation of the Site. ACE's liability is limited to 0.232 percent and ACE has made contributions of approximately $105,000. The Phase 2 Remedial Investigation/Feasibility Study (RI/FS) to address groundwater and wetlands contamination is scheduled to be completed in September 2003. ACE believes that its liability at this site will not have a material adverse effect on its financial position or results of operations.

     In November 1991, NJDEP identified ACE as a PRP at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an Administrative Consent Order (ACO) with NJDEP to remediate the Site. The soil cap remedy for the Site has been completed and the NJDEP conditionally approved the Remedial Action Report in January 2003. The results of groundwater monitoring over the next year will help to determine the extent of post-remedy operation and maintenance costs.

     In December 1987, Pepco was notified by the EPA that it, along with several other utilities and nonutilities, is a PRP in connection with the polychlorinated biphenyl compounds (PCBs) contamination of a Philadelphia, Pennsylvania, site owned by a nonaffiliated company. In the early 1970s, Pepco sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the site. In October 1994, a Remedial Investigation/Feasibility Study (RI/FS) including a number of possible remedies was submitted to the EPA. In December 1997, the EPA signed a ROD that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million. In June 1998, the EPA issued a unilateral Administrative Order to Pepco and 12 other PRPs to conduct the design and actions called for in the ROD. At December 31, 2002, Pepco has accrued $1.7 million for its share of these costs. The Company believes that its liability at this site will not have a material adverse effect on its financial position or results of operations.

     Pepco's Benning Service Center facility operates under a National Pollutant Discharge Elimination System (NPDES) permit. The EPA issued an NPDES permit for this facility in November 2000. Pepco has filed a petition with the EPA Environmental Appeals Board seeking review and reconsideration of certain provisions of the EPA's permit determination. In May 2001, Pepco and the EPA reached a settlement on Pepco's petition, pursuant to which the EPA withdrew certain contested provisions of the permit and agreed to issue a revised draft permit for public comment. As of December 31, 2002, the EPA has not issued a revised permit and Pepco is operating pursuant to the November 2000 permit absent the withdrawn conditions in accordance with the settlement agreement.

     In the late 1980's DPL was identified by EPA as a PRP at the Spectron Superfund Site located in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling, and processing facility from 1961 to 1988. The PRP Group determined that in 1987 and 1988 DPL sent 440 gallons of waste paint to the site. DPL paid $290.40 in connection with a Consent Agreement as a Non-Performing Settling Party to resolve its liability for Phase I activities at the site. In September 1991, DPL made an additional $500 payment pursuant to a second Administrative Consent Order initiating Phase II activities. The site was added to the National Priorities List in 1994. In February 2003, the PRP Group informed DPL that DPL was a de micromis party at the Site because its 440 gallon contribution to the Site was less than EPA's 890 gallon threshold for de minimis status and that DPL has no further liability for contribution to the Site's remediation fund.

     In the late 1980's, DPL was notified by the EPA that it, along with several other utilities and nonutilities was a PRP in connection with the polychlorinated biphenyl compounds (PCBs) contamination at the Metal Bank/Cottman Avenue site located in Philadelphia, Pennsylvania at which the Site owner, from 1968 to 1972, drained oil from used transformers to reclaim copper. Based on the PRP group's determination that DPL sent 102 transformers to the Site, DPL was allocated responsibility for 0.24 percent of remediation costs. In October 1994, a Remedial Investigation/Feasibility Study (RI/FS) including a number of possible remedies was submitted to the EPA. In December 1997, the EPA signed a Record of Decision (ROD) that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million. In 1999, DPL entered into a de minimis settlement with EPA and paid approximately $107,000 to resolve its liability for cleanup costs at the Site. The de minimis settlement did not resolve DPL's responsibility for natural resource damages, if any, at the Site. DPL believes that its liability at this site will not have a material adverse effect on its financial position or results of operations.

Litigation

     During 1993, Pepco was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City and Baltimore County), in separate ongoing, consolidated proceedings each denominated, "In re: Personal Injury Asbestos Case." Pepco (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that Pepco was negligent in not providing a safe work environment for employees or its contractors who allegedly were exposed to asbestos while working on Pepco's property. Initially, a total of approximately 448 individual plaintiffs added Pepco to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant. In a related proceeding in the Baltimore City case, Pepco was served, in September 1993, with a third-party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against Pepco on the same theory of alleged negligence set forth above in the plaintiffs' case. Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third-party complaint against Pepco, seeking contribution for the same plaintiffs involved in the Owens Corning third-party complaint. Since the initial filings in 1993, approximately 90 additional individual suits have been filed against Pepco. The third-party complaints involving Pittsburgh Corning and Owens Corning were dismissed by the Baltimore City Court during 1994 without any payment by Pepco. As of December 31, 2002, approximately 200 cases were pending against Pepco. Of the 200 remaining asbestos cases pending against Pepco, approximately 35 of those cases have been tendered to Mirant for defense and indemnification pursuant to the Asset Purchase and Sale Agreement which was executed in December 2000. While the aggregate amount specified in the remaining suits would exceed $400 million, Pepco believes the amounts are greatly exaggerated, as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position. However, an unfavorable decision rendered against Pepco could have a material adverse effect on results of operations in the year in which a decision is rendered.

     On April 7, 2000, approximately 139,000 gallons of oil leaked from a pipeline at a generation station that was owned by Pepco at Chalk Point in Aquasco, Maryland. The pipeline was operated by Support Terminals Services Operating Partnership LP, an unaffiliated pipeline management company. The oil spread from Swanson Creek to the Patuxent River and several of its tributaries. The area affected covers portions of 17 miles of shoreline along the Patuxent River and approximately 45 acres of marshland adjacent to the Chalk Point property. As a result of the oil spill, eleven class action lawsuits and two additional lawsuits on behalf of a number of Southern Maryland residents, businesses and watermen were filed against Pepco. On November 27, 2001, Pepco and ST Services entered into a Settlement Agreement with the various plaintiffs to settle all pending class action litigation stemming from the oil spill. Under the Settlement Agreement, a total of $2.25 million was placed in an escrow account to be distributed to watermen and property owner class members pursuant to a Plan of Distribution filed with the Court. On December 27, 2001, the Court entered an "Order Certifying Settlement Classes and Preliminarily Approving Proposed Settlement," which was approved in April 2002. In April 2002, the Claims Administrator provided the Court with a list of those members of the Settlement Classes which had timely excluded themselves from the Settlement Agreement. Approximately 80 class members elected to exclude themselves from the terms of the November 27, 2001 Settlement Agreement.

     On December 2, 2001, Enron North America Corp. and several of its affiliates filed for protection under the United States Bankruptcy Code. In December 2001, DPL and Conectiv Energy Supply, Inc. (CESI) terminated all transactions under various agreements with Enron North America Corp. and Enron Power Marketing, Inc. (EPMI and, together with Enron North America Corp., Enron). In late January 2003, after several months of discussions attempting to arrive at a settlement with Enron concerning the amount owed by Delmarva and CESI, EPMI filed an adversary complaint (the Complaint) against CESI in the Bankruptcy Court for the Southern District of New York. The Complaint seeks an order from the Bankruptcy Court that, among other things, (1) awards damages in the amount of approximately $11.7 million, plus interest and attorney's fees and additional damages (in an amount to be determined at trial), (2) declares unenforceable the provisions of the master power purchase and sale agreement (MPPSA) between CESI and EPMI that permitted CESI to set off against any amounts CESI owes EPMI under the MPPSA any amounts due by EPMI or any of its affiliates to CESI or any of its affiliates under any agreements among EPMI or any of its affiliates and CESI and any of its affiliates, and (3) declares that the arbitration provision in the MPPSA should not be enforced. CESI disagrees with Enron's calculation of the amount due (CESI's calculations result in an amount due of approximately $3.8 million) and believes that Enron's other claims are without merit. CESI's response to the Complaint is due on April 7, 2003. At the present time, it is not possible to predict the outcome of this suit or to estimate with specificity the amount that CESI will ultimately pay Enron; however, based on, among other factors, the specific provisions in the applicable contracts of the Conectiv subsidiaries with Enron and applicable legal principles, Management does not believe that the Company has material financial exposure related to the Enron bankruptcy.

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

Third Party Guarantees
At December 31, 2002, Pepco Holdings and its subsidiaries guaranteed $416.5 million of third party obligations. The detail of these guarantees is summarized below.
	Guarantor
	PHI	Conectiv	PCI	Total
	(Dollars in Millions)
Energy trading obligations of Conectiv Energy	$ 80.7	$136.3	-	$217.0
Energy trading obligations of Pepco Energy Services	36.9	-	-	36.9
Construction performance guarantees	85.3	36.6	-	121.9
Other	-	28.2	12.5	40.7
Total	$202.9	$201.1	$12.5	$416.5

     Pepco Holdings and the above referenced significant subsidiaries guarantee payments to counter-parties related to routine energy trading obligations, including requirements under BGS contracts for ACE. A portion of Conectiv's Mid-merit plant program and the energy management programs of Pepco Energy Services contains construction payment guarantees. Pepco Holdings also has investments in partnerships and joint ventures, which are accounted for under the equity method of accounting. Pepco Holdings and its subsidiaries guarantee certain payment and performance obligations associated with these unconsolidated entities.

FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Annual Report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding the Company's intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

     The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond the Company's control and may cause actual results to differ materially from those contained in forward-looking statements:

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

     Any forward-looking statements speak only as to the date of this Annual Report and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors, nor can the Company assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.

THIS PAGE LEFT INTENTIONALLY BLANK.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
POTOMAC ELECTRIC POWER COMPANY
OVERVIEW

     On August 1, 2002, Potomac Electric Power Company (Pepco or the Company) closed on its acquisition of Conectiv for a combination of cash and stock valued at approximately $2.2 billion. In accordance with the terms of the merger agreement, both Pepco and Conectiv became subsidiaries of Pepco Holdings, Inc. (Pepco Holdings) a registered holding company under the Public Utility Holding Company Act of 1935. Pepco Holdings was incorporated under the laws of Delaware on February 9, 2001 for the purpose of effecting the merger. As part of the merger transaction, holders of Pepco's common stock immediately prior to the August 1, 2002 merger received in exchange for their Pepco shares approximately 107,125,976 shares of Pepco Holdings common stock, par value $.01 per share. Additionally, Pepco issued 100 shares of common stock, par value $.01, all of which is owned by Pepco Holdings.

     Since August 1, 2002, Pepco has been engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Under settlements entered into with regulatory authorities, Pepco is required to provide electricity supply at specified rates (referred to as "default service") to customers in Maryland until July 2004 and to customers in Washington, D.C. until February 2005. Under a full requirements contract entered into in 2000 in connection with the purchase by Mirant Corporation (Mirant) of substantially all of Pepco's electricity generation assets, Mirant is obligated to supply Pepco with all of the capacity and energy needed to fulfill these default service obligations at fixed prices that are lower than currently approved tariff rates that Pepco charges for providing such service. If Mirant were to fail to fulfill its supply obligations, Pepco would have to find alternative sources of supply at rates then prevailing.

     Until August 1, 2002, Pepco was also engaged in the management of a diversified financial investments portfolio and the supply of energy products and services in competitive retail markets. These activities were performed through the Company's wholly owned unregulated subsidiary at that time, POM Holdings, Inc. (POM) which until August 1, 2002, was the parent company of two wholly owned subsidiaries, Potomac Capital Investment Corporation (PCI) and Pepco Energy Services, Inc. (Pepco Energy Services). PCI managed the Company's financial investment portfolio and Pepco Energy Services provided competitive energy products and services. PCI's investment in Starpower Communications, LLC, which provides cable and telecommunication services in the Washington, D.C. area, is owned by its wholly owned subsidiary Pepco Communications, Inc. (Pepcom). After the merger, the stock of PCI, Pepco Energy Services, and Pepcom was distributed as a dividend to Pepco Holdings, which resulted in Pepco Holdings becoming the new parent company of PCI, Pepco Energy Services, and Pepcom.

     Additionally, Pepco has a wholly owned Delaware statutory business trust, Potomac Electric Power Company Trust I, and a wholly owned Delaware Investment Holding Company, Edison Capital Reserves Corporation.

At December 31, 2002, Pepco had 2,442 total employees.
CRITICAL ACCOUNTING POLICIES

     The U.S. Securities and Exchange Commission (SEC) has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, Pepco has identified the critical accounting policies and judgments as addressed below.

Accounting Policy Choices

     Pepco's management believes that based on the nature of its business it has very little choice regarding the accounting policies it utilize as Pepco's business consists of its regulated utility operations, which are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation." However, in the areas that Pepco is afforded accounting policy choices, management does not believe that the application of different accounting policies than those that it chose would materially impact its financial position or results of operations.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by the Company include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, unbilled revenue, and pension assumptions. Pepco believes that its estimates and assumptions are reasonable; they are based upon information presently available. Actual results may differ significantly from these estimates.

Revenue Recognition
Pepco's revenue for services rendered but unbilled as of the end of each month is accrued and included in the accounts receivable balance on the accompanying balance sheets.
Accounting For the Effects of Certain Types of Regulation

     Based on the regulatory framework in which it has operated, Pepco has historically applied, and in connection with its transmission and distribution business continues to apply, the provisions of SFAS No. 71. SFAS No. 71 allows regulated entities, in appropriate circumstances, to establish regulatory assets and to defer the income statement impact of certain costs that are expected to be recovered in future rates. Management's assessment of the probability of recovery of regulatory assets requires judgment and interpretation of laws, regulatory commission orders, and other factors. Should existing facts or circumstances change in the future to indicate that a regulatory asset is not probable of recovery, and then the regulatory asset would be charged to earnings.

Pension and Other Post Employment Benefit Plans

     Pepco Holdings has a noncontributory retirement plan (the Plan) that covers substantially all employees of Pepco, DPL, ACE, and certain employees of other Pepco Holdings' subsidiaries. Following the consummation of the acquisition of Conectiv by Pepco on August 1, 2002, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Plan on December 31, 2002. The provisions and benefits of the merged plan for Pepco employees are identical to those of the original Pepco plan and for DPL and ACE employees the provisions and benefits are identical to the original Conectiv plan. In addition to providing pension benefits, Pepco Holdings also provides certain health care and life insurance benefits for eligible employees (OPEBS).

     The Company accounts for the Plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and it's OPEBS in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company's financial statement disclosures were prepared in accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which is required to be adopted for financial statements issued for fiscal years beginning after June 15, 2002 (the Company's first quarter 2003 financial statements). This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. The Company has completed its assessment of the provisions of SFAS No. 143 and believes that although the implementation of the Statement will result in certain account reclassifications it will not have a material impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt (an amendment of APB Opinion No. 30)." SFAS No. 4 had required that material gains and losses on extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145, SFAS No. 4 is rescinded effective for fiscal years beginning after May 15, 2002. Due to the rescission of SFAS No. 4, it is less likely that a gain or loss on extinguishment of debt would be classified as an extraordinary item in Pepco's Consolidated Statements of Income.

     In July 2002, the FASB issued SFAS No. 146, which requires companies to recognize costs associated with exit or disposal activities when the costs are incurred rather than at the date of a commitment to an exit or disposal plan. The primary effect of applying SFAS No. 146 will be on the timing of recognition of costs associated with exit or disposal activities. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. Additional disclosures are also prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 (the Company's first quarter 2003 financial statements). The Company is in the process of assessing the provisions of FIN 45 in order to determine its impact on the Company's financial position and results of operations.

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Pepco is in the process of assessing the provisions of FIN 46 in order to determine its impact on the Company's financial position or results of operations.

CONSOLIDATED RESULTS OF OPERATIONS
LACK OF COMPARABILITY OF OPERATING RESULTS WITH PRIOR YEARS

     As discussed in the "Overview" section herein, on August 1, 2002, in accordance with the terms of the merger agreement, Pepco transferred its ownership of PCI and Pepco Energy Services to Pepco Holdings. Accordingly, the accompanying consolidated balance sheet and consolidated statement of shareholders' equity as of December 31, 2002 include only Pepco's operations. The consolidated balance sheet as of December 31, 2001, and the consolidated statements of shareholders' equity as of December 31, 2001 and 2000, respectively, as previously reported by Pepco, include the consolidated accounts of Pepco and its pre-merger wholly owned subsidiaries, PCI and Pepco Energy Services.

     The accompanying consolidated statements of earnings and the consolidated statements of cash flows for the year ended December 31, 2002 include Pepco's operations for the entire year consolidated with its pre-merger subsidiaries operations for the seven months of January 2002 through July 2002. The accompanying consolidated statements of earnings and consolidated statements of cash flows for the years ended December 31, 2001 and 2000, as previously reported by Pepco, include the consolidated operations of Pepco and its pre-merger subsidiaries, for the entire year presented.

Accordingly, the 2002 balances included in the accompanying consolidated financial statements referred to above are not comparable with the 2001 and 2000 balances.
OPERATING REVENUE
Results for 2002 Compared to 2001

     Total consolidated operating revenue decreased during 2002 by $412.5 million ($1,988 million vs. $2,400.5 million). This decrease consists of a $189.6 million decrease in Utility operating revenue and a $193.6 million decrease in operating revenues for PCI and PES. The remaining decrease results from the fact that 2001 included a net gain of $29.3 million that resulted from the sale in January 2001 of the Company's interest in the Conemaugh generating station.

     The decrease in Pepco's operating revenue during 2002 primarily resulted from a decrease of $206.9 million in standard offer service revenue due to increased customer migration to alternate suppliers during 2002. Retail access to a competitive market for generation services was made available to all Maryland customers on July 1, 2000 and to D.C. customers on January 1, 2001. At December 31, 2002, 16% of Pepco's Maryland customers and 13% of its D.C. customers have chosen alternate suppliers. These customers accounted for 1,175 megawatts of load in Maryland (of Pepco's total load of 3,369) and 1,140 megawatts of load in D.C. (of Pepco's total load of 2,326). The decrease in standard offer service revenue was partially offset by a $26.3 million increase in delivery revenue due to higher delivered kilowatt hour sales from more favorable weather than experienced in 2001.

     The decrease in PCI and PES' operating revenue during 2002 results from the fact that Pepco's consolidated 2002 results only include the operating results from PCI and PES for seven months (January 2002 through July 2002), compared to a full year during 2001.

Results for 2001 Compared to 2000

     Total consolidated operating revenue decreased during 2001 by $588.8 million ($2,400.5 million vs. $2,989.3 million). This decrease consists of a $497.1 million decrease in Utility operating revenue partially offset by a $302.8 million increase in operating revenues for PCI and PES. The remaining decrease results from the fact that 2000 included a net gain of $423.8 million related to the December 2000 divestiture of substantially all of Pepco's generating assets to Mirant versus 2001 which included a net gain of $29.3 million that resulted from the sale in January 2001 of the Company's interest in the Conemaugh generating station.

     The decrease in Pepco's operating revenue during 2001 resulted from decreases of $466.9 million in standard offer service revenue and $30.2 million in delivery revenue primarily due to increased customer migration to alternative suppliers during 2001. Retail access to competitive markets for generation services was made available to all Maryland customers on July 1, 2000 and to D.C. customers on January 1, 2001. At December 31, 2001, 12% of Pepco's Maryland customers and 4% of its D.C. customers had chosen alternate suppliers. These customers accounted for 800 megawatts of load in Maryland (of our total load of 3,369) and 1,026 megawatts of load in D.C. (of our total load of 2,326).

     Pepco Energy Services' operating revenue increased during 2001 primarily resulted from increases of $283.2 million in commodity revenues and $44.3 million in services revenues due to growth in its retail commodity business. These increases were partially offset by a decrease in operating revenues by PCI primarily due to the fact that in 2000 PCI recorded a pre-tax gain of approximately $19.7 million from the sale of its 50% interest in the Cove Point liquefied natural gas storage facility.

OPERATING EXPENSES
Results for 2002 Compared to 2001

     Total consolidated operating expenses decreased during 2002 by $371 million ($1,663.1 million vs. $2,034.1 million). This decrease consists of a $128.3 million decrease in Utility operating expenses and a $242.7 million decrease in operating expenses for PCI and PES.

     The decrease in Utility operating expense during 2002 results from a $179.7 million decrease in fuel and purchased energy expense due to less energy purchased due to higher customer migration. This decrease was partially offset by an increase of $31.2 million in O&M expenses due to an increase in severance costs recorded compared to the corresponding period last year; an increase of $8.5 million in depreciation expense; and an increase of $11.7 million in other taxes due to higher Maryland property taxes and higher delivery taxes and Pennsylvania property taxes.

     The decrease in PCI and PES' operating expense during 2002 results from the fact that Pepco's consolidated three months ended December 31, 2002 results include only the operating results from PCI and PES for seven months (January 2002 through July 2002), compared to a full year during 2001.

Results for 2001 Compared to 2000

     Total consolidated operating expenses decreased during 2001 by $60.1 million ($2,034.1 million vs. $2,094.2 million). This decrease consists of a $431.1 million decrease in Utility operating expenses partially offset by a $371 million increase in operating expenses for PCI and PES.

     The decrease in Pepco's operating expenses during 2001 primarily resulted from a $180.6 million decrease in fuel and purchased energy expense, a $105.3 million decrease in other operation and maintenance expense, an $84 million decrease in depreciation expense, and a $20.9 million decrease in other taxes. The decreases in these expenses primarily resulted from the fact that in January 2001 Pepco completed its plan to exit the generation business by divesting of its interest in the Conemaugh generating station. Additionally, the remaining decrease in operating expenses in 2001 results from the fact that the 2000 results included an impairment loss recorded on Pepco's Benning Road and Buzzard Point generating plants of $40.3 million (pre-tax). These plants were subsequently transferred to Pepco Energy Services.

     The increase in Pepco Energy Services' operating expenses during 2001 resulted from growth in its retail commodity business. The increase in PCI's operating expenses during 2001 primarily resulted from a total of $65.5 million (pre-tax) in impairment write-downs recognized by PCI in 2001 related to its aircraft portfolio and other investments.

OTHER INCOME (EXPENSES)
Results for 2002 Compared to 2001

     Total consolidated other expenses decreased during 2002 by $9 million ($96.3 million vs. $105.3 million). This decrease consists of a $28.7 million increase in Utility other (expenses) offset by a $37.7 million decrease in other (expenses) for PCI and PES.

     The increase in Utility other (expenses) during 2002 primarily results from a $37.1 million decrease in interest income primarily due to lower proceeds remaining to invest from the Company's generation asset divestitures, and due to a decrease of $21.8 million in interest expense as a result of lower interest expense incurred on commercial paper and other debt outstanding due to the payoff of debt.

     The decrease in PCI and PES' other (expenses) during 2002 results from the fact that Pepco's consolidated 2002 results include only the operating results from PCI and PES for seven months (January 2002 through July 2002), compared to a full year during 2001.

Results for 2001 Compared to 2000

     Total consolidated other (expenses) decreased during 2001 by $87.4 million ($105.3 million vs. $192.7 million). This decrease consists of an $89.8 million decrease in Utility other (expenses) offset by a $2.4 million increase in other expenses for PCI and PES.

     The decrease in Pepco's other (expenses) during 2001 primarily resulted from a $40.6 million increase in interest income due to proceeds invested from Pepco's divestiture transactions and due to a decrease of $52.2 million in interest expense due to reductions in the level of Pepco's debt outstanding. A portion of the divestiture proceeds were used to pay off Pepco's outstanding debt.

INCOME TAX EXPENSE
Results for 2002 Compared to 2001

     Total consolidated income tax expense decreased during 2002 by $3.2 million ($80.3 million vs. $83.5 million). This decrease consists of a $49.2 million decrease in Utility income tax expense and a $46 million decrease in income tax benefits for PCI and PES.

     The decrease in Utility income tax expense during 2002 results from lower taxes as a result of lower interest income and due to the fact that 2001 included taxes incurred on the Company's generating plant divestitures.

     The decrease in PCI and PES' income tax benefits during 2002 results from the fact that Pepco's consolidated 2002 results include only the operating results from PCI and PES for seven months January 2002 through July 2002), compared to a full year during 2001.

Results for 2001 Compared to 2000

     Total consolidated income tax expense decreased during 2001 by $257.7 million ($83.5 million vs. $341.2 million). This decrease consists of a $222.0 million decrease in Utility income tax expense and a $35.7 million decrease in income tax benefits for PCI and PES.

     The decrease in Pepco's income tax expense during 2001 primarily resulted from the fact that the 2000 tax expense included taxes resulting from the gain on the divestiture of its generating plants in December 2000.

     PCI's income tax (benefit) increased during 2001 primarily due to the write-down of its aircraft portfolio and other investments. This was partially offset by an increase in Pepco Energy Services' income tax expense during 2001 due to improved operating results in its retail commodity and wholesale generation business along with an increase in the effective tax rate.

CAPITAL RESOURCES AND LIQUIDITY
Financing
On July 15, 2002, Pepco redeemed $66.2 million 8.50% First Mortgage Bonds due May 15, 2027 at a call price of 103.21%. The redemption totaled $69.3 million.

     Pepco has a $300 million commercial paper program. Pepco, Pepco Holdings, DPL, and ACE established a $1.5 billion 364-day revolving credit facility with various financial institutions. Pepco is not entitled to borrow more than $300 million.

On September 3, 2002, Pepco redeemed $2 million or 40,000 shares of its $3.40 Serial Preferred Stock Series of 1992, pursuant to mandatory sinking fund provisions.
Pension Funding

     Pepco's pension assets did not achieve the level of returns assumed in the determination of their pension expense accruals during 2002. As a result, Pepco contributed $35 million to its pension plan in December 2002 to exceed a funding level of 100% with respect to its accrued benefit obligation.

     Effective December 31, 2002, as a result of the August 1, 2002 Pepco and Conectiv merger, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Pepco Holdings Retirement Plan. Pepco Holdings adopted the Pepco and Conectiv benefit plans. The provisions and benefits of the merged plan are identical to those of the original Pepco and Conectiv Plans.

Construction Expenditures
Pepco's construction expenditures totaled $194.7 million in 2002. For the five-year period 2003 through 2007, construction expenditures are projected to total approximately $900 million.
Disclosures About Contractual Obligations And Commercial Commitments
Summary information about Pepco's consolidated contractual obligations and commercial commitments at December 31, 2002 is as follows:
	Contractual Maturity
Obligation	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in Millions)
Short-term debt	$ 40.0	$ 40.0	$ -	$ -	$ -
Long-term debt	1,133.5	50.0	100.0	338.0	645.5
Preferred stock subject to mandatory redemption	47.5	2.5	5.0	40.0	-
Preferred trust securities	125.0	-	-	-	125.0
Capital and operating leases	134.7	18.0	33.8	33.3	49.6
Total	$1,480.7	$110.5	$138.8	$411.3	$820.1
REGULATORY AND OTHER MATTERS
Regulatory Contingencies

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's D.C. Commission approved divestiture settlement that provided for a sharing of any net proceeds from the sale of its generation related assets. A principal issue in the case is whether a sharing between customers and shareholders of the excess deferred income taxes and accumulated deferred investment tax credits associated with the sold assets would violate the normalization provisions of the Internal Revenue Code and implementing regulations. On March 4, 2003, the Internal Revenue Service (IRS) issued a notice of proposed rulemaking (NOPR) that could be relevant to that principal issue. Comments on the NOPR must be filed by June 2, 2003, and the IRS will hold a public hearing on June 2, 2003. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential exists that Pepco could be required to make additional gain sharing payments to D.C. customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is impossible to predict when the D.C. Commission will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002 and Pepco is awaiting a Proposed Order from the Hearing Examiner. It is a certainty that some party or parties will appeal the Hearing Examiner's Proposed Order to the Maryland Commission. The principal issue in the case is the same normalization issue that was raised in the D.C. case. On March 4, 2003, the IRS issued a NOPR that could be relevant to that principal issue. Comments on the NOPR must be filed by June 2, 2003, and the IRS will hold a public hearing on June 2, 2003. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential also exists that Pepco would be required to make additional gain sharing payments to Maryland customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is impossible to predict when the Hearing Examiner or the Maryland Commission will issue their decisions.

     In Maryland, in accordance with the terms of an agreement approved by the Maryland Commission, customers who are unable to receive generation services from another supplier, or who do not select another supplier, are entitled to receive services from Pepco until July 1, 2004 (Standard Offer Service or SOS). Pepco has entered into a settlement in Phase I of Maryland Case No. 8908 to extend its provision of SOS services in Maryland. The Settlement is awaiting approval from the Maryland Commission. The Settlement provides for an extension of SOS for four years for residential and small commercial customers, an extension of two years for medium sized commercial customers, and an extension of one year for large commercial customers. The settlement provides for a policy review by the Commission to consider how SOS will be provided after the current extension expires. The Settlement provides for SOS to be procured from the wholesale marketplace and that Pepco will be able to recover its costs of procurement and a return.

Environmental Matters

     Pepco is subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company's subsidiaries may incur costs to clean up facilities found to be contaminated due to current and past disposal practices. The Company's subsidiaries' liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others.

     In October 1995, Pepco received notice from the EPA that it, along with several hundred other companies, may be a potentially responsible party (PRP) in connection with the Spectron Superfund Site located in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling, and processing facility from 1961 to 1988. In August 2001, Pepco entered into a Consent Decree for de minimis parties with EPA to resolve its liability at this site. Pursuant to the consent decree, in return for a de minimis payment by Pepco to the United States and a group of PRPs, those parties covenant not to sue Pepco for past and future costs of remediation at the site and the United States will also provide contribution protection against third party claims related to response actions at the site. Natural resource damages, if any, are not covered by the Consent Decree. Court approval of the Consent Decree is pending. Pepco believes that its liability at this site, pursuant to the terms of the Consent Decree, will not have a material adverse effect on its financial position or results of operations.

     In December 1987, Pepco was notified by the EPA that it, along with several other utilities and nonutilities, is a PRP in connection with the polychlorinated biphenyl compounds (PCBs) contamination of a Philadelphia, Pennsylvania, site owned by a nonaffiliated company. In the early 1970s, Pepco sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the site. In October 1994, a Remedial Investigation/Feasibility Study (RI/FS) including a number of possible remedies was submitted to the EPA. In December 1997, the EPA signed a ROD that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million. In June 1998, the EPA issued a unilateral Administrative Order to Pepco and 12 other PRPs to conduct the design and actions called for in the ROD. At December 31, 2002, Pepco has accrued $1.7 million for its share of these costs. The Company believes that its liability at this site will not have a material adverse effect on its financial position or results of operations.

     Pepco's Benning Service Center facility operates under a National Pollutant Discharge Elimination System (NPDES) permit. The EPA issued an NPDES permit for this facility in November 2000. Pepco has filed a petition with the EPA Environmental Appeals Board seeking review and reconsideration of certain provisions of the EPA's permit determination. In May 2001, Pepco and the EPA reached a settlement on Pepco's petition, pursuant to which the EPA withdrew certain contested provisions of the permit and agreed to issue a revised draft permit for public comment. As of December 31, 2002, the EPA has not issued a revised permit and Pepco is operating pursuant to the November 2000 permit absent the withdrawn conditions in accordance with the settlement agreement.

Litigation

     During 1993, Pepco was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City and Baltimore County), in separate ongoing, consolidated proceedings each denominated, "In re: Personal Injury Asbestos Case." Pepco (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that Pepco was negligent in not providing a safe work environment for employees or its contractors who allegedly were exposed to asbestos while working on Pepco's property. Initially, a total of approximately 448 individual plaintiffs added Pepco to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant. In a related proceeding in the Baltimore City case, Pepco was served, in September 1993, with a third-party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against Pepco on the same theory of alleged negligence set forth above in the plaintiffs' case. Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third-party complaint against Pepco, seeking contribution for the same plaintiffs involved in the Owens Corning third-party complaint. Since the initial filings in 1993, approximately 90 additional individual suits have been filed against Pepco. The third-party complaints involving Pittsburgh Corning and Owens Corning were dismissed by the Baltimore City Court during 1994 without any payment by Pepco. As of December 31, 2002, approximately 200 cases were pending against Pepco. Of the 200 remaining asbestos cases pending against Pepco, approximately 35 of those cases have been tendered to Mirant for defense and indemnification pursuant to the Asset Purchase and Sale Agreement which was executed in December 2000. While the aggregate amount specified in the remaining suits would exceed $400 million, Pepco believes the amounts are greatly exaggerated, as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, Pepco does not believe these suits will have a material adverse effect on its financial position. However, an unfavorable decision rendered against Pepco could have a material adverse effect on results of operations in the year in which a decision is rendered.

     On April 7, 2000, approximately 139,000 gallons of oil leaked from a pipeline at a generation station that was owned by Pepco at Chalk Point in Aquasco, Maryland. The pipeline was operated by Support Terminals Services Operating Partnership LP, an unaffiliated pipeline management company. The oil spread from Swanson Creek to the Patuxent River and several of its tributaries. The area affected covers portions of 17 miles of shoreline along the Patuxent River and approximately 45 acres of marshland adjacent to the Chalk Point property. As a result of the oil spill, eleven class action lawsuits and two additional lawsuits on behalf of a number of Southern Maryland residents, businesses and watermen were filed against Pepco. On November 27, 2001, Pepco and ST Services entered into a Settlement Agreement with the various plaintiffs to settle all pending class action litigation stemming from the oil spill. Under the Settlement Agreement, a total of $2.25 million was placed in an escrow account to be distributed to watermen and property owner class members pursuant to a Plan of Distribution filed with the Court. On December 27, 2001, the Court entered an "Order Certifying Settlement Classes and Preliminarily Approving Proposed Settlement," which was approved in April 2002. In April 2002, the Claims Administrator provided the Court with a list of those members of the Settlement Classes which had timely excluded themselves from the Settlement Agreement. Approximately 80 class members elected to exclude themselves from the terms of the November 7, 2001 Settlement Agreement.

     The Company is involved in other legal and administrative (including environmental) proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding the Company's intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

     The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond the Company's control and may cause actual results to differ materially from those contained in forward-looking statements:

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

     Any forward-looking statements speak only as to the date of this Annual Report and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors, nor can the Company assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.

THIS PAGE LEFT INTENTIONALLY BLANK.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONECTIV
OVERVIEW

     Conectiv was formed on March 1, 1998 (the 1998 Merger), through a series of merger transactions and an exchange of common stock with Delmarva Power & Light Company (DPL) and Atlantic Energy, Inc., which owned Atlantic City Electric Company (ACE) prior to the 1998 Merger. Conectiv owns other subsidiaries in addition to ACE and DPL, including Conectiv Energy Holding Company (CEH). Conectiv, along with CEH and ACE REIT, Inc., is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

References herein to Conectiv may mean the activities of one or more subsidiary companies.

     On August 1, 2002, Conectiv was acquired by Pepco Holdings, Inc. (PHI) in a transaction pursuant to an Agreement and Plan of Merger (the Conectiv/Pepco Merger Agreement), dated as of February 9, 2001, among PHI (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco), in which Pepco and Conectiv merged with subsidiaries of PHI (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Conectiv and Pepco each became subsidiaries of PHI. See Note 2 to the Conectiv Consolidated Financial Statements for additional information.

     ACE and DPL are public utilities that supply and deliver electricity through their transmission and distribution systems to approximately 999,400 customers under the trade name Conectiv Power Delivery. DPL also supplies and delivers natural gas to approximately 115,400 customers in a 275 square mile area in northern Delaware. ACE's regulated service area is located in the southern one-third of New Jersey and DPL's regulated electric service area is located on the Delmarva Peninsula (Delaware and portions of Maryland and Virginia). On a combined basis, ACE's and DPL's regulated electric service areas encompass about 8,700 square miles and have a population of approximately 2.2 million.

     CEH and its subsidiaries are engaged in non-regulated electricity production and sales, energy trading and marketing. CEH's operations began on July 1, 2000, coincident with the transfer of certain electric generating plants from ACE and DPL to CEH subsidiaries. Prior to July 1, 2000, non-regulated electricity production and sales, energy trading and marketing were conducted primarily by DPL. See "Energy Hedging and Trading Activities" in Notes 3 and 13 to the Consolidated Financial Statements for information about energy hedging and trading activities.

     Conectiv has altered the focus of its electric generation operations by building new "mid-merit" electric generating plants and selling electric generating plants designed to serve base load demand. Mid-merit electric generating plants are combined cycle units, which are constructed with combustion turbines, waste heat recovery boilers and a steam turbine. Mid-merit electric generating plants can quickly change their kWh output level on an economic basis and generally are operated during times when demand for electricity rises and prices are higher. During 2001 and 2002, Conectiv developed sites and purchased equipment for future mid-merit electric generating plants and began operating six newly-installed combustion turbines (654 MW). During 2000 and 2001, DPL, ACE, and another Conectiv subsidiary sold ownership interests in non-strategic electric generating plants which included nuclear electric generating plants (714 MW) and fossil fuel-fired electric generating plants (1,081 MW). See Note 14 to the Conectiv Consolidated Financial Statements for additional information about the sales of electric generating plants during 2000-2001 and the termination of agreements for the sale of ACE's fossil fuel-fired electric generating plants.

     For information about other businesses conducted by Conectiv subsidiaries, see the discussion of "Other services" revenues under "Revenue Recognition" in Note 3 to the Consolidated Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS The Results of Operations discussion for Conectiv is presented only for the year ended December 31, 2002 in accordance with General Instruction I(2)(a).
Electric Revenues
	2002	2001	Change
	(Dollars in Millions)
Regulated electric revenues	$2,115.3	$2,080.0	$ 35.3
Non-regulated electric revenues	901.2	672.1	229.1
Total electric revenues	$3,016.5	$2,752.1	$264.4

     The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of ACE and DPL.

Regulated Electric Revenues

     The increase in "Regulated electric revenues" resulted from an increase of $69.3 million due to higher delivered kilowatt hour sales primarily due to hotter summer weather in 2002. The increase in kilowatt hours delivered was partially offset by a $31.1 million decrease due to increased customer migration to alternate suppliers during 2002.

Non-regulated Electric Revenues

     "Non-regulated electric revenues" for all periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3, as discussed in Note 3 to the Consolidated Financial Statements. The increase in "Non-regulated electric revenues" resulted from an increase of $277.5 million in wholesale business related to a new contract resulting from the Basic Generation Service (BGS) auction held in February 2002; see Note 11 to the Conectiv Consolidated Financial Statements for additional information on the auction. The increase in wholesale business from this contract was partially offset by a $34.3 million decrease in retail revenues due to Conectiv's exit from the competitive retail electricity markets by early 2001.

Gas Revenues
	2002	2001	Change
	(Dollars in Millions)
Regulated gas revenues	$148.3	$154.8	$ (6.5)
Non-regulated gas revenues	238.3	269.5	(31.2)
Total gas revenues	$386.6	$424.3	$(37.7)

     DPL has gas revenues from on-system natural gas sales, which generally are subject to price regulation, and from the transportation of natural gas for customers. Conectiv subsidiaries also trade and sell natural gas in transactions that are not subject to price regulation. The table above shows the amounts of gas revenues from sources that were subject to price regulation (regulated) and that were not subject to price regulation (non-regulated).

The decrease in "Regulated gas revenues" primarily resulted from customer rate decreases related to recovery of lower purchased natural gas costs.

     "Non-regulated gas revenues" for all periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3, as discussed in Note 3 to the Consolidated Financial Statements. The decrease in "Non-regulated gas revenues" is primarily due to Conectiv's exit from the competitive retail gas business, partially offset by increases in volumes of gas trading activities.

Other Services Revenues
	2002	2001	Change
	(Dollars in Millions)
Petroleum sales and trading	$307.6	$324.2	$(16.6)
Operation of third parties' power plants	64.6	74.8	(10.2)
Coal trading	1.5	13.9	(12.4)
All other	65.5	74.9	(9.4)
Total other services revenues	$439.2	$487.8	$(48.6)

     The decrease in "Petroleum sales and trading" primarily resulted from lower volume and prices, which were adversely affected by the warmer winter weather in early 2002. The decrease in "Operation of third parties' power plants" resulted from fewer special projects performed during 2002 at the plants in comparison to 2001. The decrease in "Coal trading" resulted from a lack of market opportunities in 2002. The decrease in "All other" primarily resulted from a lack of market opportunities in oil commodities trading in 2002.

Operating Expenses
Electric Fuel and Purchased Energy

     "Electric fuel and purchased energy" related to non-regulated electric revenue activities for all periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3, as discussed in Note 3 to the Consolidated Financial Statements. "Electric fuel and purchased energy increased by $308.8 million to $2,051.9 million for 2002, from $1,743.1 million for 2001. The increase was due to a $238.7 million increase in "non-regulated electric fuel and purchased energy", primarily related to procuring energy for a new contract resulting from the BGS auction held in February 2002, as noted above in the discussion of "Non-regulated electric revenues." In addition, there was a $70.1 million increase in "regulated electric fuel and purchased energy" primarily related to higher volumes of kilowatt hours delivered and the higher cost of replacing the electricity produced by DPL's electric generating plants that were sold June 22, 2001.

Gas Purchased

     "Gas purchased" related to non-regulated gas revenue activities for all periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3, as discussed in Note 3 to the Consolidated Financial Statements. "Gas purchased" decreased by $76.5 million to $313.4 million for 2002, from $389.9 million for 2001. The decrease was mainly due to a $64.7 million decrease from lower competitive retail sales due to Conectiv's exit from this business in early 2001, and reduced costs of natural gas for the regulated gas delivery business.

Other Services' Cost of Sales

     Other services' cost of sales decreased by $26.6 million to $383.6 million for 2002, from $410.2 million for 2001. The primary reason for the decrease was related to lower volumes of petroleum products purchased at lower average prices.

Merger-related Costs

     Conectiv's operating results for 2002 and 2001 included costs related to the Conectiv/Pepco Merger of $75.4 million ($46.0 million after income taxes) and $17.0 million ($11.0 million after income taxes), respectively. The $75.4 million of costs for 2002 included the following: (i) a $30.5 million write-down of deferred electric service costs based on the terms of the Decision and Order issued by the NJBPU on July 3, 2002 that required ACE to forgo recovery of such costs effective upon the Conectiv/Pepco Merger; (ii) $18.4 million for severances and stock options settled in cash; and (iii) $26.5 million for investment banking, legal, consulting and other costs. The $17.0 million of costs for 2001 included investment banking, legal, consulting and other costs. Based on the terms of the settlement agreements and Commission orders in the States having regulatory jurisdiction over Conectiv, none of the costs related to the Conectiv/Pepco Merger are recoverable in future customer rate increases. Such costs are, and will be, excluded from studies submitted in base rate filings.

Other Operation and Maintenance

     Other operation and maintenance expenses increased by $34.7 million to $516.9 million for 2002, from $482.2 million for 2001. The increase was mainly due to higher pension and other postretirement benefits expense, partly offset by lower operating expenses due to the sale of electric generating plants during 2001 and $16.3 million received by DPL in 2001 for termination of its membership in a nuclear mutual insurance company. Pension expense increased during 2002 mainly due to the adverse effects of stock market conditions on the fair value of trust fund assets and amortization of previous actuarial gains.

Loss on Sale of Leveraged Leases

     On July 3, 2002, Conectiv sold its leveraged lease portfolio of three aircraft and two containerships, which had a carrying value of $44.6 million, before an impairment reserve associated with the sale. In consideration for the assets sold, Conectiv received cash of $24.4 million and a note, which had an estimated fair value of $3.0 million. As a result of the sale, operating results for 2002 include a loss of $19.7 million before taxes, or $11.2 million after-taxes.

Impairment Losses

     As a result of Conectiv's decision to sell an office building during 2002, Conectiv was required to test the building's carrying value for impairment and the test showed that Conectiv's carrying value for the office building was impaired as of September 30, 2002. Accordingly, a $4.0 million before-tax impairment charge ($2.4 million after-tax) was recorded in the third quarter of 2002. Conectiv's assessment of the carrying value of the office building was based on offers received from potential purchasers of the building. The sale of the office building was completed in December 2002.

     In connection with Conectiv's second competitive bidding process for the sale of ACE's fossil fuel-fired electric generating plants, an impairment of the carrying value of ACE's Deepwater power plant was identified. Accordingly, a $9.5 million before-tax impairment charge ($5.6 million after-tax) was recorded in December 2002. Conectiv's assessment of the carrying value of the Deepwater power plant was based on offers from the competitive bidding process.

Depreciation and Amortization

     Depreciation and amortization expenses decreased by $35.5 million to $193.0 million for 2002, from $228.5 million for 2001. The decrease was primarily due to the sale of electric generating plants during 2001 and no longer amortizing goodwill due to SFAS No. 142, partly offset by an increase for depreciation of new mid-merit electric generating plants.

Other Taxes

     Other taxes decreased by $10.4 million to $64.0 million for 2002, from $74.4 million for 2001. The decrease was mainly due to expiration of the amortization of a regulatory asset for New Jersey state excise taxes.

Deferred Electric Service Costs

     Deferred electric service costs decreased by $71.9 million to $(71.3) million for 2002, from $(143.2) million for 2001. The decrease in deferred costs (causing an overall increase in total operating expenses) was mainly due to lower costs related to ACE providing Basic Generation Service, in addition to no longer including a return that had been earned on ACE's ownership interests in nuclear plants until such interests were sold in 2001.  See Note 11 to the Consolidated Financial Statements for further discussion of deferred electric service costs and basic generation service.

Other Income (Expenses)

     Other (expenses) increased by $6.6 million to a net expense of $(120.8) million for 2002, from a net expense of $(114.2) million for 2001. Net other (expenses) for 2001 includes a pre-tax gain of $73.0 million from the recognition of a previously deferred gain related to termination of a purchased power contract, as discussed in Note 12 to the Consolidated Financial Statements. Excluding the variance attributable to the $73.0 million gain on termination of a purchased power contract, net other (expenses) decreased $66.4 million. This decrease is primarily due to a $37.9 million decrease in interest expense, net of capitalized amounts, resulting from lower interest rates and lower amounts of outstanding short-term debt, as well as an $18.9 million decrease in losses on investments.

Income Taxes
Income taxes decreased by $181.0 million to $70.6 million for 2002, from $251.6 million for 2001, primarily due to lower income from continuing operations before income taxes.
THIS PAGE LEFT INTENTIONALLY BLANK.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DELMARVA POWER & LIGHT COMPANY
OVERVIEW

     DPL is a subsidiary of Conectiv, which is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). On March 1, 1998, Conectiv was formed (the 1998 Merger) through an exchange of common stock with DPL and Atlantic Energy, Inc.

     On August 1, 2002, Conectiv was acquired by Pepco Holdings, Inc. (PHI) in a transaction pursuant to an Agreement and Plan of Merger (the Conectiv/Pepco Merger Agreement), dated as of February 9, 2001, among PHI (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco), in which Pepco and Conectiv merged with subsidiaries of PHI (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Conectiv and Pepco and their respective subsidiaries (including DPL) each became subsidiaries of PHI. DPL continues as a wholly owned, direct subsidiary of Conectiv. See Note 2 to the DPL Consolidated Financial Statements for additional information.

     DPL is a public utility which supplies and delivers electricity and natural gas to its customers under the trade name Conectiv Power Delivery. DPL delivers electricity to approximately 485,100 regulated customers through its transmission and distribution systems and also supplies electricity to most of its electricity delivery customers, who have the option of choosing an alternative supplier. DPL's regulated electric service territory is located on the Delmarva Peninsula (Delaware and portions of Maryland and Virginia). DPL's electric service area encompasses about 6,000 square miles and has a population of approximately 1.2 million.

     DPL provides regulated gas service (supply and/or delivery) to approximately 115,400 customers located in a service territory that covers about 275 square miles with a population of approximately 500,000 in New Castle County, Delaware. DPL also sells gas off-system and in markets that are not subject to price regulation.

     The divestiture of the electric generating plants of DPL was completed on June 22, 2001 with the sale of the ownership interests of DPL in various electric generating plants that had 954 megawatts (MW) of capacity. The divestiture of the electric generating plants of DPL started in 2000. DPL contributed electric generating plants with 1,501 MW of capacity to Conectiv on July 1, 2000, in connection with the formation of Conectiv Energy Holding Company (CEH), which has subsidiaries engaged in non-regulated electricity production, energy trading and marketing. Divestiture of the electric generating plants also included the sale of DPL's ownership interests in nuclear electric generating plants (331 MW) on December 29, 2000.

     Prior to the formation of CEH on July 1, 2000, DPL's business activities included trading electricity and natural gas and the sale of electricity produced by non-regulated electric generating units. The transition of these activities from DPL to CEH and its subsidiaries occurred during the latter-half of 2000.

Regulation of Utility Operations

     Certain aspects of DPL's utility businesses are subject to regulation by the Delaware and Maryland Public Service Commissions (DPSC and MPSC, respectively), the Virginia State Corporation Commission (VSCC), and the Federal Energy Regulatory Commission (FERC). Excluding sales not subject to price regulation, the percentages of retail electric and gas utility operating revenues regulated by each state regulatory commission for 2002, were as follows: DPSC, 67.5%; MPSC, 29.4%; and VSCC, 3.1%. Wholesale sales and the transmission of electricity and gas are subject to FERC regulation. Retail gas sales are subject to regulation by the DPSC.

     As discussed in Note 7 to the DPL Consolidated Financial Statements, DPL's electricity generation business was restructured in the latter half of 1999, pursuant to enactment of Delaware and Maryland electric restructuring legislation and the issuance of restructuring orders by the DPSC and MPSC. Based on these orders, DPL determined that the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71) no longer applied to its electricity generation business and an extraordinary charge to 1999 earnings resulted.

     DPL's electric delivery business and retail gas business are subject to the requirements of SFAS No. 71. When utility revenues are insufficient to recover current period expenses from customers, regulatory commissions may provide for future recovery from customers of such current period expenses. When future recovery is probable for current under-recoveries of utility expenses, the expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statement of Income during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by a regulatory commission.

     The amount recognized in the DPL Consolidated Statements of Income for the cost of gas purchased to supply DPL's regulated gas customers is adjusted to the amount included in customer billings for such costs since customer rates are periodically adjusted to reflect amounts actually paid by DPL for purchased gas. A regulatory asset is recorded for under-collections from customers and a liability is recorded for over-collections from customers, which are both included in "regulatory assets, net" as "deferred energy supply costs" on the Consolidated Balance Sheets.

Refer to Note 3 to the Consolidated Financial Statements for information about regulatory assets and liabilities arising from the financial effects of rate regulation.
RESULTS OF OPERATIONS
The Results of Operations discussion for DPL is presented only for the year ended December 31, 2002 in accordance with General Instruction I(2)(a).
Electric Revenues
	2002	2001	Change
	(Dollars in Millions)
Regulated electric revenues	$1,036.4	$1,053.3	$(16.9)
Non-regulated electric revenues	3.4	5.8	(2.4)
Total electric revenues	$1,039.8	$1,059.1	$(19.3)

     The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of DPL.

Regulated Electric Revenues

     The decrease in "Regulated electric revenues" resulted from lower interchange and resale sales due to the sale of electric generating plants in 2001 and increased customer migration to alternate suppliers during 2002, partially offset by higher delivered kilowatt hour sales primarily due to hotter summer weather in 2002.

Gas Revenues
	2002	2001	Change
	(Dollars in Millions)
Regulated gas revenues	$148.3	$154.8	$ (6.5)
Non-regulated gas revenues	29.8	75.8	(46.0)
Total gas revenues	$178.1	$230.6	$(52.5)

     DPL has gas revenues from on-system natural gas sales, which generally are subject to price regulation, and from the transportation of natural gas for customers. The table above shows the amounts of gas revenues from sources that were subject to price regulation (regulated) and that were not subject to price regulation (non-regulated).

The decrease in "Regulated gas revenues" primarily resulted from customer rate decreases related to recovery of lower purchased natural gas costs.
The decrease in "Non-regulated gas revenues" is primarily due to DPL's exit from the competitive retail gas business and only selling to large industrial customers.
Operating Expenses
Electric Fuel and Purchased Energy

     "Electric fuel and purchased energy" increased by $30.1 million to $677.0 million for 2002, from $646.9 million for 2001. The increase was due to higher volumes of kilowatt hours delivered and the higher cost of replacing the electricity produced by DPL's electric generating plants that were sold June 22, 2001.

Gas Purchased

     "Gas purchased" decreased by $53.8 million to $124.9 million for 2002, from $178.7 million for 2001. The decrease was mainly due to lower competitive retail sales due to Conectiv's exit from this business in early 2001, and reduced costs of natural gas for the regulated gas delivery business.

Merger-related Costs

     DPL's operating results for 2002 included costs related to the Conectiv/Pepco Merger of $9.7 million ($5.8 million after income taxes). The $9.7 million of costs included the following: (i) $8.2 million for severances and stock options settled in cash; and (ii) $1.5 million for contributions to certain funds based on the terms of orders issued by the MPSC and DPSC. Based on the terms of the settlement agreements and Commission orders in the States having regulatory jurisdiction over DPL, none of the costs related to the Conectiv/Pepco Merger are recoverable in future customer rate increases. Such costs are, and will be, excluded from studies submitted in base rate filings.

Other Operation and Maintenance

     Other operation and maintenance expenses increased by $16.4 million to $178.7 million for 2002, from $162.3 million for 2001. The increase was mainly due to higher pension and other postretirement benefits expense, partly offset by lower operating expenses due to the sale of electric generating plants during 2001 and $16.3 million received by DPL in 2001 for termination of its membership in a nuclear mutual insurance company. Pension expense increased during 2002 mainly due to the adverse effects of stock market conditions on the fair value of trust fund assets and amortization of previous actuarial gains.

Depreciation and Amortization
Depreciation and amortization expenses decreased by $13.2 million to $82.1 million for 2002, from $95.3 million for 2001, primarily due to the sale of electric generating plants during 2001.
Other Income (Expenses)

     Other (expenses) decreased by $15.5 million to a net expense of $(33.3) million for 2002, from a net expense of $(48.8) million for 2001. This decrease is primarily due to lower interest expense, net of capitalized amounts, resulting from the repayment of long-term debt, partially offset by lower interest income.

Income Taxes
Income taxes decreased by $106.2 million to $33.7 million for 2002, from $139.9 million for 2001, primarily due to lower income before income taxes.
THIS PAGE LEFT INTENTIONALLY BLANK.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC COMPANY
OVERVIEW

     Atlantic City Electric Company (ACE) is a subsidiary of Conectiv, which is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). On March 1, 1998, Conectiv was formed (the 1998 Merger) through an exchange of common stock with Atlantic Energy, Inc. and Delmarva Power & Light Company (DPL).

     On August 1, 2002, Conectiv was acquired by Pepco Holdings, Inc. (PHI) in a transaction pursuant to an Agreement and Plan of Merger (the Conectiv/Pepco Merger Agreement), dated as of February 9, 2001, among PHI (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco), in which Pepco and Conectiv merged with subsidiaries of PHI (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Conectiv and Pepco and their respective subsidiaries (including ACE) each became subsidiaries of PHI. ACE continues as a wholly-owned, direct subsidiary of Conectiv. See Note 2 to the ACE Consolidated Financial Statements for additional information.

     ACE is a public utility which supplies and delivers electricity to its customers under the trade name Conectiv Power Delivery. ACE delivers electricity within its service area to approximately 514,300 customers through its transmission and distribution systems and also supplies electricity (Basic Generation Service) to most of its electricity delivery customers, who have the option of choosing an alternative supplier. ACE's regulated service area covers about 2,700 square miles within the southern one-third of New Jersey and has a population of approximately 0.9 million.

RESULTS OF OPERATIONS
The Results of Operations discussion for ACE is presented only for the year ended December 31, 2002 in accordance with General Instruction I(2)(a).
Electric Revenues
	2002 2001		Change
	(Dollars in Millions)
Regulated electric revenues	$1,078.9	$1,026.7	$52.2
Non-regulated electric revenues	5.8	14.4	(8.6)
Total electric revenues	$1,084.7	$1,041.1	$43.6

     The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of ACE.

Regulated Electric Revenues

     The increase in "Regulated electric revenues" resulted from higher delivered kilowatt hour sales primarily due to hotter summer weather in 2002, and higher volumes of interchange and resale sales, partially offset by a decrease due to increased customer migration to alternate suppliers during 2002.

Operating Expenses
Electric Fuel and Purchased Energy

     "Electric fuel and purchased energy" increased by $45.9 million to $682.5 million for 2002, from $636.6 million for 2001. The increase was due to higher volumes of kilowatt hours delivered and the higher average cost per kWh of electricity supplied to customers.

Merger-related Costs

     ACE's operating results for 2002 include costs related to the Conectiv/Pepco Merger of $38.1 million ($22.6 million after income taxes). The $38.1 million of costs included the following: (i) a $30.5 million write-down of deferred electric service costs based on the terms of the Decision and Order issued by the NJBPU on July 3, 2002 that required ACE to forgo recovery of such costs effective upon the Conectiv/Pepco Merger; (ii) $6.6 million for severances and stock options settled in cash; and (iii) $1.0 million for a contribution to a certain fund based on the terms of an order issued by the NJBPU. Based on the terms of the settlement agreements and Commission orders in the States having regulatory jurisdiction over ACE, none of the costs related to the Conectiv/Pepco Merger are recoverable in future customer rate increases. Such costs are, and will be, excluded from studies submitted in base rate filings.

Other Operation and Maintenance

     Other operation and maintenance expenses decreased by $5.6 million to $243.6 million for 2002, from $249.2 million for 2001. The decrease was mainly due to the effect of the sale of ACE's interests in nuclear electric generating plants in October 2001, partly offset by higher pension and other postretirement benefits expense and severance and environmental costs for the Deepwater power plant. Pension expense increased during 2002 mainly due to the adverse effects of stock market conditions on the fair value of trust fund assets and amortization of previous actuarial gains.

Impairment Losses
The impairment loss of $9.5 million in 2002 represents the write-down of the Deepwater power plant due to impairment of value based on the results of a competitive bidding process.
Depreciation and Amortization

     Depreciation and amortization expenses decreased by $15.5 million to $69.2 million for 2002, from $84.7 million for 2001 primarily due to the sale of ACE's interests in nuclear electric generating plants during 2001.

Other Taxes

     Other taxes decreased by $9.3 million to $24.8 million for 2002, from $34.1 million for 2001. The decrease was mainly due to expiration of the amortization of a regulatory asset for New Jersey state excise taxes.

Deferred Electric Service Costs

     Deferred electric service costs decreased by $71.9 million to $(71.3) million for 2002, from $(143.2) million for 2001. The decrease in deferred costs (causing an overall increase in total operating expenses) was mainly due to lower costs related to ACE providing Basic Generation Service, in addition to no longer including a return that had been earned on ACE's ownership interests in nuclear plants until such interests were sold in 2001.

Other Income (Expenses)

     Other (expenses) decreased by $13.7 million to a net expense of $(36.2) million for 2002, from a net expense of $(49.9) million for 2001. This decrease is primarily due to lower interest expense, net of capitalized amounts, resulting from repayment of long-term debt partly offset by an increase in income from billings to customers to recover ACE's income tax expense on contributions-in-aid of construction.

Income Taxes
Income taxes decreased by $30.4 million to $16.3 million for 2002, from $46.7 million for 2001, primarily due to lower income before income taxes.
THIS PAGE LEFT INTENTIONALLY BLANK.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC
OVERVIEW

     Atlantic City Electric Transition Funding LLC (ACE Funding), a limited liability company established by Atlantic City Electric (ACE) under the laws of the State of Delaware, was formed on March 28, 2001 pursuant to a limited liability company agreement with ACE dated April 11, 2001 as amended, as sole member of ACE Funding. ACE is a wholly owned subsidiary of Conectiv, which is a wholly owned subsidiary of Pepco Holdings, Inc., a registered holding company under the Public Utility Holding Company Act of 1935. ACE is a public utility, which supplies and delivers electricity to its customers under the trade name Conectiv Power Delivery.

     ACE Funding was organized for the sole purpose of purchasing and owning Bondable Transition Property (BTP), issuing transition bonds (Bonds) to fund purchasing BTP, pledging its interest in BTP and other collateral to the Trustee to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. BTP represents the irrevocable right of ACE or its successor or assignee, to collect a non-bypassable transition bond charge (TBC) from customers pursuant to the bondable stranded costs rate order (BPU Financing Order), issued on September 20, 2002 by the New Jersey Board of Public Utilities (BPU) in accordance with the Electric Discount and Energy Competition Act enacted by the state of New Jersey in February 1999.

     The BPU Financing Order authorizes the TBC to be sufficient to recover $440 million aggregate principal amount of transition bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Bonds. ACE Funding's organizational documents require it to operate in a manner so that it should not be consolidated in the bankruptcy estate of ACE in the event ACE becomes subject to bankruptcy proceeding. Both ACE and ACE Funding will treat the transfer of the BTP to ACE Funding as a sale under the applicable law. The Bonds will be treated as debt of ACE Funding.

     For financial reporting, federal income tax and State of New Jersey income and corporation business tax purposes, the transfer of BTP to ACE Funding is being treated as a financing arrangement and not as a sale. Furthermore, the results of operations of ACE Funding will be consolidated with ACE for financial and income tax reporting purposes.

ACE Funding did not have results of operations or member's equity in the period from its formation to December 31, 2001, as ACE Funding had not issued Bonds and purchased BTP.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Pepco Holdings
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

Interest Rate Risk

     Pepco Holdings and its subsidiaries debt is subject to the risk of fluctuating interest rates in the normal course of business. Pepco Holdings manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term and variable rate debt was approximately $2.6 million as of December 31, 2002.

     PCI uses interest rate swap agreements to manage its overall borrowing rate and limit its interest rate risk. The potential loss in fair value from these agreements resulting from a hypothetical 10% increase in base interest rates was estimated at $3.4 million at December 31, 2002.

Equity Price Risk

     The Company through its subsidiaries holds investments in marketable equity securities and venture capital funds, which invest in securities of technology and service companies related to energy, utility, and communication industries and invests in marketable securities, which consist primarily of preferred stocks with mandatory redemption features and investment grade commercial paper. Pepco Holdings is exposed to equity price risk through the investments in the marketable equity securities and the venture capital funds. The potential change in the fair value of these investments resulting from a hypothetical 10% decrease in quoted securities prices was approximately $11.3 million as of December 31, 2002. Due to the nature of these investments and market conditions, the fair value of these investments may change by substantially more than 10%.

Commodity Price Risk

     Pepco Holdings is at risk for a decrease in market liquidity to levels that affect its capability to execute its commodity participation strategies. The Company believes the commodity markets to be sufficiently liquid to support its market participation.

     Conectiv's participation in wholesale energy markets includes trading and arbitrage activities, which expose Conectiv to commodity market risk. To the extent Conectiv has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance levels. Conectiv engages in commodity hedging activities to minimize the risk of market fluctuations associated with the purchase and sale of energy commodities (natural gas, petroleum, coal and electricity). The majority of these hedges relate to the procurement of fuel for its power plants, fixing the cash flows from the plant output, and securing power for electric load service. Conectiv's hedging activities are conducted using derivative instruments designated as cash flow hedges, which are designed to reduce the volatility on future cash flows. Conectiv's energy commodity hedging objectives, in accordance with its risk management policy, are primarily the assurance of stable and known cash flows and the fixing of favorable prices and margins when they become available. Conectiv manages to the objective of hedging the variability in future cash flows for forecasted energy output from its generation assets at 75% or greater of such forecasted output over a period of 36 months. As of December 2002, Conectiv's average forecasted hedge position for the forward 36 months was projected to meet that objective.

Pepco Energy Services uses forward, futures, options and swap contracts to hedge firm commitments or anticipated commodity transactions, and also, from time to time, creates trading positions.
Credit and Nonperformance Risk

     Certain of the Company's subsidiaries' agreements may be subject to credit losses and nonperformance by the counterparties to the agreements. However, the Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. The Company attempts to minimize credit risk exposure to its wholesale energy counterparties through, among other things, formal credit policies, regular assessment of counterparty creditworthiness that results in the establishment of a credit limit for each counterparty, monitoring procedures that include stress testing, the use of standard agreements which allow for the netting of positive and negative exposures associated with a single counterparty and collateral requirements under certain circumstances, and has established reserves for credit losses. As of December 31, 2002, the Company's credit exposure to wholesale energy counterparties was weighted 86% with investment grade counterparties, 13% with counterparties without external credit quality ratings, and 1% with non-investment grade counterparties.

Pepco
Market Risk

     Market risk represents the potential loss arising from adverse changes in market rates and prices. Certain of Pepco's financial instruments are exposed to market risk in the form of interest rate risk, equity price risk, commodity risk, and credit and nonperformance risk. Pepco's management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. Management reviews any open positions in accordance with strict policies in order to limit exposure to market risk.

Interest Rate Risk

     Pepco's debt is subject to the risk of fluctuating interest rates in the normal course of business. Pepco manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term debt was approximately $.2 million as of December 31, 2002.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR CONECTIV, DPL, ACE AND ACE FUNDING AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.
	Registrants
Item	Pepco Holdings	Pepco	Conectiv	DPL	ACE	ACE Funding
Consolidated Statements of Earnings	91	145	179	233	265	298
Consolidated Statements of Comprehensive Income	92	146	180	-	-	-
Consolidated Balance Sheets	93	147	181	234	266	299
Consolidated Statements of Cash Flows	95	149	183	236	268	300
Consolidated Statements of Shareholder's Equity	96	150	184	237	269	-
Notes to Consolidated Financial Statements	97	151	186	238	270	301
Report of Independent Accountants	90	144	178	232	264	297
THIS PAGE LEFT INTENTIONALLY BLANK.
Report of Independent Accountants
To the Shareholders and Board of Directors of Pepco Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and shareholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Pepco Holdings, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP Washington, DC February 10, 2003, except as to the twelfth and thirteenth paragraphs of Note 14 for which the date is March 4, 2003

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS
For the Year Ended December 31,	2002	2001	2000
(Millions, except $ per share data)
Operating Revenue
Pepco	$1,533.5	$1,723.5	$2,220.6
Conectiv Power Delivery	996.2	-	-
Conectiv Energy	850.2	-	-
Pepco Energy Services	826.7	541.5	212.4
Other Non-Regulated	117.9	106.2	132.5
Gain on divestiture of generation assets	-	29.3	423.8
Total Operating Revenue	4,324.5	2,400.5	2,989.3

Operating Expenses
Fuel and purchased energy	2,538.4	1,238.1	1,183.7
Other operation and maintenance	775.1	373.4	409.8
Depreciation and amortization	239.8	170.6	247.6
Other taxes	225.6	186.5	207.4
Impairment losses	-	65.5	45.7
Total Operating Expenses	3,778.9	2,034.1	2,094.2

Operating Income	545.6	366.4	895.1

Other Income (Expenses)
Interest and dividend income	24.8	62.0	27.7
Interest expense	(213.3)	(148.7)	(211.5)
Loss from Equity Investments	(9.7)	(23.9)	(17.1)
Other income	7.8	5.3	8.2
Total Other (Expenses)	(190.4)	(105.3)	(192.7)

Preferred Stock Dividend Requirements of Subsidiaries	20.6	14.2	14.7

Income Tax Expense	124.1	83.5	341.2

Net Income	$210.5	$163.4	$346.5

Earnings Per Share of Common Stock
Basic	$1.61	$1.51	$3.02
Diluted	$1.61	$1.50	$2.96
The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31,	2002	2001	2000
(Millions of Dollars)

Net income	$210.5	$163.4	$346.5

Other comprehensive (loss)/income, net of taxes

Energy commodity derivative instruments designated as cash flow hedges

Unrealized gain from cash flow hedges net of reclassification adjustments and net of taxes of $11 million for the year ended December 31, 2002	17.2	-	-

Marketable Securities

Unrealized gain/(loss) on marketable securities net of reclassification adjustments and net of taxes (benefit) of $2.3 million, $1.6 million and $(3.1) million for the years ended December 31, 2002, 2001, and 2000, respectively	4.3	2.9	(5.7)

Treasury lock

Unrealized loss from treasury lock net of reclassification adjustments and net of taxes of $42.7 million for the year ended December 31, 2002	(59.7)	-	-

Interest rate swap agreement designated as cash flow hedge

Unrealized loss from cash flow hedge net of reclassification adjustments and net of taxes (benefit) of $4.3 million, $(1.2) million, and zero for the years ended December 31, 2002, 2001, and 2000	(8.0)	(2.1)	-

Other comprehensive (loss)/income, net of taxes	(46.2)	.8	(5.7)

Comprehensive income	$164.3	$164.2	$340.8
The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ASSETS	December 31, 2002	December 31, 2001
(Millions of Dollars)

CURRENT ASSETS
Cash and cash equivalents, including $16.3 million in restricted cash in 2002	$98.8	$515.5
Marketable securities	175.3	161.2
Accounts receivable, less allowance for uncollectible accounts of $37.3 million and $9.5 million	1,118.5	401.2
Fuel, materials and supplies-at average cost	254.9	37.8
Prepaid expenses and other	54.4	24.2

Total Current Assets	1,701.9	1,139.9

INVESTMENTS AND OTHER ASSETS
Goodwill	1,431.8	-
Regulatory assets, net	1,175.5	14.3
Investment in finance leases	1,091.6	736.0
Prepaid pension expense	124.9	152.4
Other	538.0	489.9

Total Investments and Other Assets	4,361.8	1,392.6

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	10,625.0	4,361.9
Accumulated depreciation	(3,827.0)	(1,608.5)

Net Property, Plant and Equipment	6,798.0	2,753.4

TOTAL ASSETS	$12,861.7	$5,285.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY	December 31, 2002	December 31, 2001
(Millions of Dollars)

CURRENT LIABILITIES
Short-term debt	$1,377.4	$458.2
Accounts payable and accrued payroll	638.8	224.1
Capital lease obligations due within one year	15.8	15.2
Interest and taxes accrued	63.4	92.6
Other	501.2	175.3
Total Current Liabilities	2,596.6	965.4

DEFERRED CREDITS
Income taxes	1,535.2	501.6
Investment tax credits	69.0	24.7
Other	432.0	38.8

Total Deferred Credits	2,036.2	565.1

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt	4,712.8	1,602.1
Capital lease obligations	119.6	120.3

Total Long-Term Debt and Capital Lease Obligations	4,832.4	1,722.4

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	290.0	125.0

PREFERRED STOCK
Serial preferred stock	35.3	35.3
Redeemable serial preferred stock	75.4	49.5
Total Preferred Stock	110.7	84.8

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $.01 and $1 par value, respectively- authorized 400,000,000 and 200,000,000 shares, respectively-issued 169,982,361 shares and 118,544,883 shares, respectively	1.7	118.5
Premium on stock and other capital contributions	2,212.0	1,028.3
Capital stock expense	(3.2)	(12.9)
Accumulated other comprehensive loss	(52.9)	(6.7)
Retained income	838.2	974.1
	2,995.8	2,101.3
Less cost of shares of common stock in treasury (none and 11,323,707 shares, respectively)	-	(278.1)

Total Shareholders' Equity	2,995.8	1,823.2

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,861.7	$5,285.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31,	2002	2001	2000
(Millions of Dollars)

OPERATING ACTIVITIES
Net income	$210.5	$163.4	$346.5
Adjustments to reconcile net income to net cash from (used by) operating activities:
Depreciation and amortization	239.8	170.6	247.6
Gain on divestiture of generation assets	-	(29.3)	(423.8)
Impairment losses	-	65.5	45.7
Changes in:
Accounts receivable	(75.3)	80.0	(184.5)
Regulatory assets, net	34.8	(152.2)	(227.0)
Prepaid expenses	74.1	389.4	(377.7)
Accounts payable and accrued payroll	165.9	(52.7)	34.8
Interest and taxes accrued, including Federal income tax refund of $135.4 million in 2002	(57.1)	(721.8)	727.8
Net other operating activities, including divestiture related items in 2001 and 2000	212.8	(11.0)	(216.3)

Net Cash From (Used By) Operating Activities	805.5	(98.1)	(26.9)

INVESTING ACTIVITIES
Acquisition of Conectiv, net of cash acquired	(1,075.6)	-	-
Net investment in property, plant and equipment	(503.8)	(245.3)	(225.5)
Proceeds from/changes in:
Divestiture of generation assets	-	156.2	2,741.0
Purchase of leveraged leases	(319.6)	(157.7)	-
Sales of marketable securities, net of purchases	1.4	75.4	(38.2)
Purchases of other investments, net of sales	(17.7)	(56.9)	(78.5)
Sale of aircraft	4.0	22.9	87.1
Net other investing activities	(9.1)	(8.0)	(90.5)
Net Cash (Used By) From Investing Activities	(1,920.4)	(213.4)	2,395.4

FINANCING ACTIVITIES
Dividends paid on preferred and common stock	(135.3)	(126.5)	(190.4)
Redemption of preferred stock	(9.9)	(5.6)	(9.7)
Issuance of common stock	105.7	-	-
Reacquisition of the Company's common stock	(2.2)	(78.1)	(200.0)
Issuances of long-term debt	1,974.2	92.4	-
Reacquisitions of long-term debt	(415.2)	(1,059.9)	(216.4)
Repayments of short-term debt, net of issuances	(684.8)	138.5	12.1
Cost of issuances and financings	(130.4)	-	-
Net other financing activities	(3.9)	1.6	1.8
Net Cash From (Used By) Financing Activities	698.2	(1,037.6)	(602.6)
Net (Decrease) Increase In Cash and Cash Equivalents	(416.7)	(1,349.1)	1,765.9
Cash and Cash Equivalents at Beginning of Period	515.5	1,864.6	98.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$98.8	$515.5	$1,864.6

Supplemental Disclosure of Cash Flow Information
Cash paid (received) for interest (net of capitalized interest of $10.6 million, $2.6 million and $3.4 million) and income taxes:
Interest	$139.6	$172.0	$108.4
Income taxes	$(271.0)	$781.2	$45.8
Supplemental Disclosure of Non-Cash Investing Activity
Transfer of Benning and Buzzard Stations to Pepco Energy Services	$-	$-	$53.6
The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock
	Shares	Par Value	Premium on Stock	Accumulated Other Comprehensive Income (Loss)	Retained Income
(Dollar Amounts in Millions)

BALANCE, DECEMBER 31, 1999	118,530,802	$118.5	$1,025.4	$(1.8)	$781.1

Net Income	-	-	-	-	346.5
Other comprehensive loss	-	-	-	(5.7)	-
Dividends on common stock	-	-	-	-	(190.4)
Conversion of stock options	13,934	-	0.3	-	-
Gain on acquisition of preferred stock	-	-	1.6	-	-
BALANCE, DECEMBER 31, 2000	118,544,736	$118.5	$1,027.3	$(7.5)	$937.2

Net Income	-	-	-	-	163.4
Other comprehensive income	-	-	-	.8	-
Dividends on common stock	-	-	-	-	(126.5)
Conversion of stock options	147	-	-	-	-
Gain on acquisition of preferred stock	-	-	.7	-	-
Release of restricted stock	-	-	.3	-	-
BALANCE, DECEMBER 31, 2001	118,544,883	$118.5	$1,028.3	$(6.7)	$974.1

Net Income	-	-	-	-	210.5
Other comprehensive income	-	-	-	(46.2)	-
Dividends on common stock	-	-	-	-	(130.6)
Issuance of common stock:
Related to Conectiv acquisition	163,602,584	1.7	2,095.6	-	-
Original issue shares	5,750,000	-	105.7	-	-
DRP original shares	629,777	-	12.4	-	-
Cancellation of Pepco outstanding stock	(107,221,176)	(107.2)	(963.8)	-	-
Cancellation of Pepco Treasury Stock	(11,323,707)	(11.3)	(64.5)	-	(215.8)
Reacquired Conectiv and Pepco PARS	-	-	(3.2)	-	-
Vested options converted to Pepco Holdings options	-	-	1.5	-	-
BALANCE, DECEMBER 31, 2002	169,982,361	$1.7	$2,212.0	$(52.9)	$838.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS PEPCO HOLDINGS, INC.
(1) ORGANIZATION

     Pepco Holdings, Inc. (Pepco Holdings or the Company, formerly New RC, Inc.), a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), was incorporated under the laws of Delaware on February 9, 2001 for the purpose of effecting Potomac Electric Power Company's (Pepco) acquisition of Conectiv. In accordance with the terms of the merger agreement, upon the consummation of the merger on August 1, 2002, Pepco and Conectiv became wholly owned subsidiaries of Pepco Holdings. Additionally, Pepco, through a series of transactions, transferred its ownership interests in its pre-merger subsidiaries Potomac Capital Investment Corporation (PCI) and Pepco Energy Services, Inc. (Pepco Energy Services) to Pepco Holdings and PCI transferred its ownership interest in its pre-merger subsidiary Pepco Communications, Inc. (Pepcom) to Pepco Holdings. These transactions resulted in PCI, Pepco Energy Services, and Pepcom becoming wholly owned subsidiaries of Pepco Holdings. Additionally, PUHCA imposes certain restrictions on the operations of registered holding companies and their subsidiaries; therefore, Pepco Holdings has a subsidiary service company that provides a variety of support services to Pepco Holdings and its subsidiaries. The costs of the service company are directly assigned or allocated to Pepco Holdings' or its subsidiaries based on prescribed allocation factors listed in the service agreement filed with, and approved by, the Securities and Exchange Commission (SEC). Pepco Holdings manages its operations as described below.

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

Pepco

     Pepco is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Under settlements entered into with regulatory authorities, Pepco is required to provide electricity supply at specified rates (referred to as "default service") to customers in Maryland until July 2004 and to customers in Washington, D.C. until February 2005. Under a full requirements contract entered into in 2000 in connection with the purchase by Mirant Corporation of substantially all of Pepco's electricity generation assets, Mirant is obligated to supply Pepco with all of the capacity and energy needed to fulfill these default service obligations at fixed prices that are lower than currently approved tariff rates that Pepco charges for providing such service. If Mirant were to fail to fulfill its supply obligations, Pepco would have to find alternative sources of supply at rates then prevailing.

Conectiv Power Delivery

     DPL is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia and provides gas distribution service in northern Delaware. Under regulatory settlements, DPL is required to provide default electricity service in Maryland until July 2003 for non-residential customers and until July 2004 for residential customers, to customers in Delaware until May 2006 and to customers in Virginia until January 2004 (which may be extended to July 2007). Conectiv Energy (described below) supplies all of DPL's default service load requirements under a supply agreement that ends May 31, 2006. The terms of the supply agreement are structured to coincide with DPL's load requirements under each of its regulatory settlements. Conectiv Energy's resources for supplying DPL's default service load include electricity generated by Conectiv Energy's plants and electricity purchased under long-term agreements. DPL purchases gas supplies for its customers from marketers and producers in the spot market and under short-term and long-term agreements.

     ACE is engaged in the generation, transmission, and distribution of electricity in southern New Jersey. ACE has default service obligations, known as Basic Generation Service (BGS), for approximately 20 percent of the electricity supply to its customers. ACE expects to fulfill these obligations through the generation output from its fossil fuel-fired generating plants and through existing purchase power agreements with non-utility generators (NUG). As discussed in Note 14. Commitments and Contingencies herein, in January 2003, ACE terminated its competitive bidding process to sell these generation assets.

     ACE formed Atlantic City Electric Transition Funding LLC (ACE Transition Funding) during 2001. ACE Transition Funding, which is discussed in Note 14. Commitments and Contingencies, herein, is a wholly owned subsidiary of ACE.

Competitive Energy

     This component of the Company's business is conducted through subsidiaries of Conectiv Energy Holding Company (collectively referred to herein as Conectiv Energy) and Pepco Energy Services. Conectiv Energy Holding Company and Pepco Energy Services are subsidiaries of Pepco Holdings.

Conectiv Energy

     Conectiv Energy supplies power to DPL and provides wholesale power and ancillary services to the Pennsylvania/New Jersey/Maryland (PJM) power pool. Conectiv Energy's generation asset strategy focuses on mid-merit plants with operating flexibility, multi-fuel capability and low capital requirements that can quickly change their output level on an economic basis. Mid-merit plants generally are operated during times when demand for electricity rises and prices are higher. Through December 31, 2002, Conectiv Energy also engaged in energy trading to take advantage of price fluctuations and arbitrage opportunities.

     As of December 31, 2002, Conectiv Energy owned and operated electric generating plants with 2,600 MW of capacity. In January 2002, Conectiv Energy began construction of a 1,100 MW combined cycle plant with six combustion turbines at a site in Bethlehem, Pennsylvania that is expected to become fully operational in stages adding 360 MW in 2002 and an additional 740 MW of capacity in 2003. In addition, Conectiv Energy has ordered seven combustion turbines which, with additional equipment, could be configured into up to three combined cycle plants with approximately 550 MW of capacity each. Through December 31, 2002 a total of $192.3 million has been paid for these turbines. The total cost to purchase the combustion turbines is approximately $235 million. In August of 2002, as part of the acquisition of Conectiv by Pepco, the book value of these combustion turbines was adjusted down to the then fair market value of $153 million (approximately 35% lower than the purchase cost). Construction of these additional plants is subject to market and other conditions but is currently scheduled to occur in phases to be completed in 2007 and 2008. In light of continuing declines in wholesale energy prices, further analysis of energy markets and projections of future demand for electricity, among other factors, Conectiv Energy is considering all of its options including delaying delivery of equipment, delaying construction, selling the equipment and canceling equipment orders.

Pepco Energy Services

     Pepco Energy Services provides retail electricity and natural gas to residential, commercial, industrial and governmental customers in the District of Columbia and states in the mid-Atlantic region. Pepco Energy Services also provides integrated energy management solutions to commercial, industrial and governmental customers, including energy-efficiency contracting, development and construction of "green power" facilities, equipment operation and maintenance, fuel management, and appliance service agreements. In addition, Pepco Energy Services owns electricity generation plants with approximately 800 MW of peaking capacity, the output of which is sold in the wholesale market. Pepco Energy Services also purchases and sells electricity and natural gas in the wholesale markets to support its commitments to its retail customers.

Other Non-Regulated
This component of Pepco Holdings' business is conducted through its subsidiaries PCI and Pepcom.
PCI

     PCI manages a portfolio of financial investments and strategic operating businesses that are designed to provide supplemental earnings and cash flow. PCI has been redirecting its investment operations to focus on investments that are related to the energy industry, such as energy leveraged leases. These transactions involve PCI's purchase and leaseback of utility assets, located outside of the United States, that provide a long-term, stable stream of cash flow and earnings. PCI has reduced its previous concentration of investments in the aircraft industry from 33 aircraft in 1995 to three aircraft currently. PCI also owns a ten-story, 360,000 square foot office building in downtown Washington, D.C., which is leased to Pepco and serves as Pepco Holdings' and Pepco's corporate headquarters.

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

     The following table presents (in millions of dollars) (1) the estimated fair value of Conectiv's assets and liabilities at August 1, 2002, the acquisition date, (2) the goodwill balance resulting from the acquisition of Conectiv by Pepco and (3) the total consolidated Pepco Holdings goodwill balance at December 31, 2002. Goodwill may be subject to refinement during 2003.

Total Consideration Paid for Conectiv:
Cash paid to existing Conectiv shareholders	$1,095.2
Stock issued to existing Conectiv shareholders	1,029.7
Conversion of Conectiv options/PARS	1.7
Pepco direct merger costs	35.6
		$2,162.2
Fair Value of Conectiv's Assets/Liabilities:
Assets
Property, Plant and Equipment, Net	3,629.7
Investments and Other Assets	1,461.5
Current Assets	873.5
Total Assets	$5,964.7

Liabilities
Preferred Stock and Securities	200.8
Long-Term Debt	1,489.9
Current Liabilities	2,234.3
Deferred Credits and Other	1,428.4
Total Liabilities	$5,353.4

Less: Fair Value of Net Assets Acquired		611.3
Deferred Income Tax Liability		209.6
Add: Liabilities Assumed		73.0
Goodwill Resulting Directly from the Acquisition of Conectiv		$1,414.3
Goodwill on Pepco Energy Services' Books		17.5

Consolidated Pepco Holdings' Goodwill at December 31, 2002		$1,431.8

Goodwill generated by the acquisition of Conectiv is attributable to Pepco Holdings' power delivery business.
Pro Forma Information (unaudited)

     Pro forma unaudited financial information for Pepco Holdings on a consolidated basis, giving effect to the merger as if it had occurred at the beginning of each year presented, is presented below. This pro forma information is not necessarily indicative of the results that would have occurred, or that will occur in the future. Amounts, except earnings per share, are in millions.

	For the Year Ended December 31,
	2002	2001

Operating Revenue	$6,777.3	$6,361.8
Income from Continuing Operations (a)	$231.5	$511.0
Average Shares Outstanding	163.4	167.0
Basic and Diluted Earnings Per Share (a)	$1.42	$3.06

Additional Supplemental Pro Forma Information:

Income from Continuing Operations, per GAAP (see above)	$231.5	$511.0
Adjustments to Remove the Impact of Special Items:
Merger Related Costs	$63.4	$11.0
Loss (Gain) on Sales of Assets	$11.2	$(234.0)

Income from Continuing Operations, Excluding Special Items	$306.1	$288.0

Earnings Per Share, Excluding Special Items (a)	$1.87	$1.72
(a)

This amount reflects the pro forma impact of $700 million in debt issued in September 2002 at 7.15%, the proceeds of which were used to fund the acquisition. Total debt issued in September 2002 was $1.5 billion. The remaining $800 million in debt was used to repay outstanding debt. Pro forma earnings per share, excluding special items, if the pro forma impact of the entire $1.5 billion in debt was calculated would be $1.73 and $1.50 per share for the years ended December 31, 2002 and 2001, respectively.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation
Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Pepco Holdings and its wholly owned subsidiaries. All intercompany balances and transactions between subsidiaries have been eliminated. Investments in entities in which Pepco Holdings has a 20% to 50% interest are accounted for using the equity method. Under the equity method, investments are initially carried at cost and subsequently adjusted for the Company's proportionate share of the investees' undistributed earnings or losses and dividends. Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Consolidated Financial Statement Composition

     As a result of the merger transaction on August 1, 2002, Pepco Holdings' accompanying consolidated balance sheet and consolidated statements of shareholders' equity as of December 31, 2002 include the accounts of Pepco Holdings and its subsidiaries (discussed in Note (1) Organization, herein), after giving effect to the merger transaction and resulting purchase accounting entries discussed in Note (2) Merger Transaction, herein. Since Pepco was the acquiring company, in accordance with the purchase method of accounting, Pepco represents the "predecessor" company. Accordingly, the accompanying consolidated balance sheet as of December 31, 2001, and the consolidated statements of shareholders' equity as of December 31, 2001 and 2000, respectively, as previously reported by Pepco, include only the consolidated accounts of Pepco and its pre-merger subsidiaries, PCI and Pepco Energy Services.

     The accompanying consolidated statements of earnings, consolidated statements of comprehensive income, and consolidated statements of cash flows for the year ended December 31, 2002 include Pepco's and its pre-merger subsidiaries' operating results for the full year consolidated with Conectiv and its subsidiaries operating results for the five months of August 1, 2002, the date the merger was consummated, through December 31, 2002. The accompanying consolidated statements of earnings, consolidated statements of comprehensive income, and consolidated statements of cash flows for the years ended December 31, 2001 and 2000, as previously reported by Pepco, include only the consolidated operations of Pepco and its pre-merger subsidiaries.

     Accordingly, due to the application of the purchase method of accounting that was used to record the merger transaction, the consolidated balances included in the accompanying consolidated financial statements as of and for the years ended December 31, 2002, 2001, and 2000 are not comparable.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by the Company include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, unbilled revenue, pension assumptions, and fair values used in the purchase method of accounting and the resulting goodwill balance. Although Pepco Holdings believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Regulation of Power Delivery Operations

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

Revenue Recognition

     Power Delivery revenues primarily include revenues from the supply and delivery of electricity to the customers of Pepco, DPL, and ACE. Revenues from the supply and delivery of natural gas to DPL's customers are also included in Power Delivery. Competitive Energy revenues are primarily derived from electricity and natural gas trading activities and generation, which are the sale of electricity, capacity, and ancillary services from deregulated electric generating plants. It also includes revenues from wholesale and retail sales of electricity and natural gas to customers that are supplied by purchases in wholesale markets and revenues from energy management products and services. Other Non-Regulated revenues are provided by Pepco Holdings' non-regulated subsidiary PCI.

     The Power Delivery and Competitive Energy businesses recognize revenues for the supply and delivery of electricity and gas upon delivery to the customer, including amounts for services rendered, but not yet billed. Conectiv Energy recognizes revenue when delivery is substantially complete for non-trading activities, and on a mark-to-market basis for trading activities. Pepco Energy Services recognizes revenue for its wholesale and retail commodity business upon delivery to customers. Revenues for Pepco Energy Services' energy efficiency construction business is recognized using the percentage-of-completion method of revenue recognition and revenues from its operation and maintenance and other products and services contracts are recognized when earned. Revenues from the Other Non-Regulated business lines are principally recognized when services are performed or products are delivered; however, revenue from PCI's utility industry services contracts is recognized using the percentage-of-completion method of revenue recognition, which recognizes revenue as work progresses on the contract.

Accounting For the Effects of Certain Types of Regulation

     The requirements of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation" apply to the Power Delivery businesses of Pepco, DPL, and ACE. SFAS No. 71 allows regulated entities, in appropriate circumstances, to establish regulatory assets and to defer the income statement impact of certain costs that are expected to be recovered in future rates. Management's assessment of the probability of recovery of regulatory assets requires judgment and interpretation of laws, regulatory commission orders, and other factors. Should existing facts or circumstances change in the future to indicate that a regulatory asset is not probable of recovery, then the regulatory asset would be charged to earnings.

The components of Pepco Holdings' regulatory asset balances at December 31, 2002 and 2001, are as follows:

	2002	2001
	(Millions of Dollars)
Recoverable stranded costs	$920.8	$-
Deferred energy supply costs	136.2	(13.4)
Deferred recoverable income taxes	116.5	55.6
Deferred debt extinguishment costs	56.8	25.7
Regulatory liability for New Jersey income tax benefit	(51.2)	-
Deferred other post retirement benefit costs	25.0	-
Unrecovered purchase power costs	10.5	-
Generation Procurement Credit, customer sharing commitment, and other	(39.1)	(53.6)

Net Regulatory Assets	$1,175.5	$14.3

Accounting For Derivatives

     Changes in the fair value of derivatives that are not hedges, under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", are recognized in earnings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholders' equity) and is subsequently reclassified into earnings when the forecasted transaction occurs. If a forecasted transaction is no longer probable, the deferred gain or loss in accumulated other comprehensive income is immediately reclassified to earnings. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

     In June 2002, Pepco Holdings entered into several treasury lock transactions in anticipation of the issuance of several series of fixed rate debt by the end of September 2002. These treasury lock transactions, which were designated as qualified cash flow hedges in accordance with the provisions of SFAS 133, were intended to offset the changes in future cash flows attributable to fluctuations in interest rates. Upon the closing of the sale of the debt on September 6, 2002, the net loss on the settlement of the treasury lock transactions of $63.4 million (after-tax) was recorded as accumulated other comprehensive loss and began to be amortized into interest expense over the life of the related debt. Additionally, the fair value of the liability of $106.1 million (pre-tax) was paid by Pepco Holdings on September 4, 2002, the hedge settlement date.

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

     Conectiv Bethlehem, LLC (CBI), a subsidiary of Conectiv Energy, entered into an interest rate swap agreement for the purpose of managing its overall borrowing rate and limiting its interest rate risk associated with debt it has incurred. CBI currently hedges 75% of the interest rate payments for its variable rate debt. CBI formally designated its interest rate swap agreements as a cash flow hedge.

     Pepco Energy Services purchases natural gas futures and electricity forward contracts to hedge price risk in connection with the purchase of physical natural gas and electricity for delivery to customers in future months. Pepco Energy Services accounts for its natural gas futures and electricity forward contracts as cash flow hedges of forecasted transactions.

     PCI has entered into interest rate swap agreements for the purpose of managing its overall borrowing rate and limiting its interest rate risk associated with debt it has issued. PCI currently hedges 100% of its variable rate debt and approximately 24% of its fixed rate debt for the Medium Term Note program. PCI formally designated its interest rate swap agreements as both cash flow hedge and fair value hedge instruments, as appropriate.

     On October 25, 2002, the Emerging Issues Task Force (EITF) rescinded Issue No. 98-10 (EITF 98-10), "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The Company's interpretation of EITF 98-10 is consistent with the current rules that are being applied under SFAS No. 133 and therefore management does not believe that rescinding EITF 98-10 will impact its financial position or results of operations.

Energy Trading Activities

     In 2002, a pronouncement was issued by the EITF entitled EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which addresses the presentation of revenue and expense associated with "energy trading book" contracts on a gross vs. net basis. Previously the EITF concluded that gross presentation was acceptable, but with the issuance of EITF 02-3 and the subsequent guidance provided by the EITF in June and September 2002, net presentation is required. Conectiv Energy and Pepco Energy Services enter into trading activities that are subject to the provisions of this pronouncement and both historically have classified these contracts on a gross basis.

     Conectiv Energy and Pepco Energy Services have completed their evaluation of the financial statement reclassification required by EITF 02-3. Beginning with July 2002, all of their trades were recorded net and therefore no reclassification was required for activities after July 2002. Accordingly, since Conectiv Energy's operating results that are included in Pepco Holdings' results herein consist only of the post-merger months of August 2002 through December 2002, no revenue or expense reclassifications are required for Conectiv Energy's portion of Pepco Holdings' results. However, based on the provisions of EITF 02-3, Pepco Energy Services' results during the period January 2002 through June 2002 required a reclassification adjustment that reduced its revenues by $22.6 million. Additionally, Pepco Energy Services' revenues decreased from $643.9 million to $541.5 million and from $234.9 million to $212.4 million, for the years ended December 31, 2001 and 2000, respectively. There is no impact on Conectiv Energy's or Pepco Energy Services' overall financial position or net results of operations as a result of the implementation of EITF 02-3.

Accounting For Marketable Securities

     The Company, through its subsidiaries, holds marketable equity securities and investment grade commercial paper investments which are classified as available-for-sale securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income on the accompanying consolidated balance sheets. However, if a decline in fair value of an available-for-sale security is determined to be other than temporary, then the cost basis of the security is written down to fair value and the decline in fair value is included in earnings.

     Included in net unrealized losses are gross unrealized losses of $2.3 million and gross unrealized gains of $1.1 million at December 31, 2002 and gross unrealized losses of $8.7 million and gross unrealized losses of $1.7 million at December 31, 2001.

     In determining gross realized gains and losses on sales or maturities of securities, specific identification is used. Gross realized gains were $.6 million, $.6 million, and $1.1 million, in 2002, 2001, and 2000, respectively. Gross realized losses were $.7 million, $.7 million, and $1.4 million, in 2002, 2001, and 2000, respectively.

     At December 31, 2002, the contractual maturities for mandatorily redeemable preferred stock held by PCI are $83.1 million within one year, $34.9 million from one to five years, $50.7 million from five to 10 years and $5.8 million for over 10 years.

Short-Term Debt

     Short-term financing requirements have been principally satisfied through the sale of commercial promissory notes. Interest rates for the short-term financing during 2002 ranged from 1.45% to 2.57% and during 2001 ranged from 2.06% to 6.61%. Additionally, a minimum 100% line of credit back-up for outstanding commercial promissory notes is maintained.

A detail of the components of Pepco Holdings' short-term debt at December 31, 2002 and 2001 is as follows:

	2002	2001
	(Millions of Dollars)
Commercial paper	$450.9	$350.2
Short-term borrowings	361.8	-
Current portion of long-term debt	406.3	108.0
Variable rate demand bonds	158.4	-
Total	$1,377.4	$458.2

Accounting for Goodwill and Certain Other Intangibles

     Effective January 1, 2002, Pepco Holdings and its subsidiaries adopted the full provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets apart from goodwill. SFAS 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. Additionally, because Pepco Holdings completed the net asset valuation and determination of goodwill process in August 2002, the Company did not test for impairment in 2002 and therefore intends to test for impairment during 2003.

Environmental Remediation Costs

     Environmental remediation costs are accrued at the time that management determines that it is probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated. Environmental remediation costs are charged as an operating expense unless the costs extend the life of an asset or prevent environmental contamination that has yet to occur, in which case the costs are capitalized. Amounts that the Company has determined are probable of recovery from third parties, such as insurance carriers, are netted against the operating expense line item. The amount that is probable of recovery from third parties and the anticipated liability for environmental remediation costs are separately recorded. Amounts accrued for probable environmental remediation costs that may be incurred in the future are not measured on a discounted basis.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, money market funds, and commercial paper with original maturities of three months or less. Cash and cash equivalents includes $16.3 million in 2002 that is restricted for costs incurred on the CBI Project.

Other Assets
The other assets balance principally consists of real estate under development, equity and other investments, and deferred compensation trust assets.
Other Current Liabilities

     The other current liability balance principally consists of customer deposits, accrued vacation liability, other postretirement/postemployment benefits, and the current portion of deferred income taxes.

Other Deferred Credits
The other deferred credits balance principally consists of accrued Conectiv other post employment benefit liabilities and miscellaneous deferred revenue.
Accounts Receivable and Allowance for Uncollectible Accounts

     Pepco Holdings' subsidiaries accounts receivable balances primarily consist of customer account receivable, other accounts receivable, and accrued unbilled revenue. Accrued unbilled revenue represents revenue earned in the current period but not billed to the customer until a future date, usually within one month. The Company uses the allowance method to account for uncollectible accounts receivable.

Capitalized Interest and Allowance for Funds Used During Construction

     In accordance with the provisions of SFAS No. 34, "Capitalization of Interest Cost," the cost of financing the construction of Pepco Holdings' subsidiaries electric generating plants is capitalized. Other non-utility construction projects also include financing costs in accordance with SFAS No. 34. In regards to the Company's regulated utility operations, the cost of additions to, and replacements or betterments of, retirement units of property and plant is capitalized. Such costs include material, labor, the capitalization of an Allowance for Funds Used During Construction (AFUDC) and applicable indirect costs, including engineering, supervision, payroll taxes and employee benefits. The original cost of depreciable units of plant retired, together with the cost of removal, net of salvage, is charged to accumulated depreciation.

Leasing Activities

     Pepco Holdings accounts for leases entered into by its subsidiaries in accordance with the provisions of SFAS No. 13, "Accounting for Leases." Income from investments in direct financing leases and leveraged lease transactions, in which PCI is an equity participant, is accounted for using the financing method. In accordance with the financing method, investments in leased property are recorded as a receivable from the lessee to be recovered through the collection of future rentals. For direct financing leases, unearned income is amortized to income over the lease term at a constant rate of return on the net investment. Income including investment tax credits, on leveraged equipment leases, is recognized over the life of the lease at a constant rate of return on the positive net investment. Investments in equipment under operating leases are stated at cost, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the equipment's estimated useful life.

Amortization of Debt Issuance and Reacquisition Costs

     Expenses incurred in connection with the issuance of long-term debt, including premiums and discounts associated with such debt, are deferred and amortized over the lives of the respective issues. Costs associated with the reacquisition of debt are also deferred and amortized over the lives of the new issues.

Treasury Stock

     The Company uses the cost method of accounting for treasury stock. Under the cost method, the Company records the total cost of the treasury stock as a reduction to its shareholders' equity on the face of its consolidated balance sheets. Additionally, stock held in treasury is not considered outstanding for the purposes of computing the Company's earnings per share.

Severance Costs

     Through December 31, 2002, Pepco Holdings accounted for its subsidiaries' severance costs in accordance with the provisions of EITF No. 94-3 (EITF 94-3) "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." For any activities after January 1, 2003, the Company will apply the provisions of newly issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

     During 2002, Pepco Holdings' management approved initiatives by Pepco and Conectiv to streamline their operating structure by reducing the number of employees at each company. These initiatives met the criteria for the accounting treatment provided under EITF 94-3. As of December 31, 2002, Pepco Holdings accrued $25.4 million of severance costs in connection with the plan. These costs relate to 274 employees, who primarily work in the Company's power delivery business. Management intends to pay the severance costs by the end of 2003.

Pension and Other Post Employment Benefit Plans

     Pepco Holdings has a noncontributory retirement plan (the Plan) that covers substantially all employees of Pepco, DPL, ACE, and certain employees of other Pepco Holdings' subsidiaries. Following the consummation of the acquisition of Conectiv by Pepco on August 1, 2002, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Plan on December 31, 2002. The provisions and benefits of the merged plan for Pepco employees are identical to those of the original Pepco plan and for DPL and ACE employees the provisions and benefits are identical to the original Conectiv plan. In addition to providing pension benefits, Pepco Holdings also provides certain health care and life insurance benefits for eligible employees (OPEBS).

     The Company accounts for the Plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and its OPEBS in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company's financial statement disclosures were prepared in accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

     Pepco and Conectiv's pension assets did not achieve the level of returns assumed in the determination of their pension expense accruals during 2002. As a result, Pepco contributed $35 million to its pension plan in December 2002 to exceed a funding level of 100% with respect to its accrued benefit obligation. Conectiv's pension plan did not require a contribution to exceed 100% of its accrued benefit obligation.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which is required to be adopted for financial statements issued for fiscal years beginning after June 15, 2002 (the Company's first quarter 2003 financial statements). This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. The Company has completed its assessment of the provisions of SFAS No. 143 and believes that although the implementation of the Statement will result in certain account reclassifications, it will not have a material impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt (an amendment of APB Opinion No. 30)." SFAS No. 4 had required that material gains and losses on extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145, SFAS No. 4 is rescinded effective for fiscal years beginning after May 15, 2002. Due to the rescission of SFAS No. 4, it is less likely that a gain or loss on extinguishment of debt would be classified as an extraordinary item in Pepco Holdings' Consolidated Statements of Income.

     In July 2002, the FASB issued SFAS No. 146, which requires companies to recognize costs associated with exit or disposal activities when the costs are incurred rather than at the date of a commitment to an exit or disposal plan. The primary effect of applying SFAS No. 146 will be on the timing of recognition of costs associated with exit or disposal activities. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation," which is effective for interim periods ending after December 15, 2002 (the Company's first quarter 2003 financial statements). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 "Accounting for Stock Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Pepco Holdings currently accounts for its stock based compensation plan using the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company believes that the implementation of SFAS 148 will not have a material impact on its financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. Additional disclosures are also prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 (the Company's first quarter 2003 financial statements). The Company is in the process of assessing the provisions of FIN 45 in order to determine its impact on the Company's financial position and results of operations.

     In January 2003, FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (Fin 46). Pepco Holdings is in the process of assessing the provisions of Fin 46 in order to determine its impact on the Company's financial position or results of operations.

(4) SEGMENT INFORMATION

     Based on the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," Pepco Holdings' management has identified the following reportable segments: Pepco, Conectiv Power Delivery, Conectiv Energy, Pepco Energy Services, and Other Non-Regulated. Intercompany (intersegment) revenues and expenses are not eliminated at the segment level for purposes of presenting segment financial results. Elimination of these intercompany amounts is accomplished for Pepco Holdings' consolidated results through the "Corporate and Other" column. Segment financial information for the years ended December 31, 2002, 2001, and 2000, is as follows.

	December 31, 2002
	(In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	(a) Corp. & Other	PHI Cons.
Operating Revenue	$1,533.9	$997.3	$1,214.3	$827.5	$115.5	$(364.0)	$4,324.5
Operating Expense	1,219.7	890.5	1,157.6	815.9	43.4	(348.2)	3,778.9
Operating Income	314.2	106.8	56.7	11.6	72.1	(15.8)	545.6
Net Income	136.3	46.4	30.5	6.8	29.0	(38.5)	210.5
Total Assets	3,536.4	4,569.4	2,111.6	296.9	1,754.9	592.5	12,861.7

(a)

"Corp. and Other" for 2002 includes primarily severance costs, as well as unallocated Pepco Holdings (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002. Intercompany transactions are also included in this line item. Additionally, this line item for "total assets" also includes Pepco Holdings' goodwill balance.

Note:

The condensed segment statements of earnings information for the year ended December 31, 2002 presented above includes Pepco and its pre-merger subsidiaries (PCI and Pepco Energy Services) results for the entire periods presented consolidated with Conectiv and its subsidiaries results starting on August 1, 2002, the date the merger was consummated. The 2001 and 2000 operating amounts included herein reflect only the operations of Pepco and its pre-merger subsidiaries, as previously reported by Pepco. Accordingly, the amounts between years are not comparable.

	December 31, 2001
	(In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	(a) Corp. & Other	PHI Cons.
Operating Revenue	$1,752.8	-	-	$541.5	$112.2	$(6.0)	$2,400.5
Operating Expense	1,369.7	-	-	524.1	146.3	(6.0)	2,034.1
Operating Income (loss)	383.1	-	-	17.4	(34.1)	-	366.4
Net Income (loss)	189.2	-	-	10.3	(36.1)	-	163.4
Total Assets	5,010.0	-	-	211.8	1,289.9	(1,225.8)	5,285.9

	December 31, 2000
	(In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	(a) Corp. & Other	PHI Cons.
Operating Revenue	$2,644.4	-	-	$212.4	$132.5	-	$2,989.3
Operating Expense	1,794.8	-	-	228.9	70.5	-	2,094.2
Operating Income (loss)	849.6	-	-	(16.5)	62.0	-	895.1
Net Income (loss)	343.4	-	-	(8.8)	11.9	-	346.5
Total Assets	7,967.4	-	-	176.6	-	(2,348.9)	7,027.3

(a)

"Corp. and Other" for 2001 and 2000 represents the elimination of intercompany rent paid by Pepco to PCI for lease of office space in PCI's office building. This line item for "total assets" also represents the elimination of intercompany transactions.

(5) LEASING ACTIVITIES
The investment in financing leases was comprised of the following at December 31:

	2002	2001
	(Millions of Dollars)
Energy leveraged leases	$1,022.0	$658.8
Aircraft leases	18.3	22.7
Other	51.3	54.5
Total	$1,091.6	$736.0

     Pepco Holdings' $1,022.0 million equity investment in energy leveraged leases at December 31, 2002, consists of electric power plants and natural gas transmission and distribution networks located outside of the United States. Of this amount, $367.4 million of equity is attributable to facilities located in The Netherlands, $497.5 million in Austria and $157.1 million in Australia.

The components of the net investment in finance leases at December 31, 2002 and 2001 are summarized below:

At December 31, 2002:	Leveraged Leases	Direct Finance Leases	Total Finance Leases
	(Millions of Dollars)
Rents receivable, net of recourse debt	$2,324.4	$60.9	$2,385.3
Residual value	-	22.6	22.6
Less: Unearned and deferred income	(1,298.6)	(17.7)	(1,316.3)

Investment in finance leases	1,025.8	65.8	1,091.6
Less: Deferred taxes	(278.5)	(43.9)	(322.4)

Net Investment in Finance Leases	$747.3	$21.9	$769.2

At December 31, 2001:
Rents receivable, net of recourse debt	$1,435.5	$70.5	$1,506.0
Residual value	-	22.6	22.6
Less: Unearned and deferred income	(772.7)	(19.9)	(792.6)

Investment in finance leases	662.8	73.2	736.0
Less: Deferred taxes	(210.2)	(43.2)	(253.4)

Net Investment in Finance Leases	$452.6	$30.0	$482.6

Income recognized from leveraged leases was comprised of the following:

For the Year Ended December 31,	2002	2001	2000
	(Millions of Dollars)
Pre-tax earnings from leveraged leases	$64.1	$9.0	$37.5
Investment tax credit recognized	-	.3	.8

Income from leveraged leases, including investment tax credit	64.1	9.3	38.3
Income tax expense (benefit)	14.2	(9.9)	7.5

Net Income from Leveraged Leases	$49.9	$19.2	$30.8

     In June 2002, PCI entered into a $609 million leveraged lease transaction with an Austrian municipal-owned entity. This transaction involved PCI's purchase and leaseback of hydroelectric facilities, over a base term of approximately 28 to 35 years. The transaction was financed with approximately $503 million of third party, non-recourse debt over the base term. PCI's equity investment in this leveraged lease was approximately $113 million.

     In September 2002, PCI entered into a $766 million leveraged lease transaction with an Austrian municipal-owned entity. This transaction involved PCI's purchase and leaseback of 14 hydroelectric facilities, over a base term ranging from approximately 31 to 39 years. The transaction was financed with approximately $634 million of third party, non-recourse debt over the base term. PCI's equity investment in this leveraged lease was approximately $153 million.

     In November 2002, PCI entered into a $309 million leveraged lease transaction with an Austrian municipal-owned entity. This transaction involved PCI's purchase and lease back of three hydroelectric facilities, over a base term of approximately 36 years. The transaction was financed with approximately $259 million of third party, non-recourse debt over the base term. PCI's equity investment in this leveraged lease was approximately $55 million.

     In December 2001, PCI entered into an $850.0 million leveraged lease transaction with an Austrian municipal-owned entity. This transaction involved PCI's purchase and leaseback of a 56% undivided interest in a hydroelectric facility, over a base term of approximately 33 years. The transaction was financed with approximately $692.0 million of third party, non-recourse debt at commercial rates for a period of approximately 33 years. PCI's equity investment in this leveraged lease was approximately $164.6 million.

     Rents receivable from leveraged leases are net of non-recourse debt. Minimum lease payments receivable from PCI's finance leases for each of the years 2003 through 2007 and thereafter are $10.4 million, $10.5 million, $3.4 million, $34.2 million, and $5.3 million, and $1,027.8 million, respectively.

     The approximate annual commitments under all capital and operating leases are $37.7 million for 2003, $34.3 million for 2004, $34.5 million for 2005, $34.3 million for 2006, $34.1 million for 2007, and $174.3 million thereafter.

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of the following.

At December 31, 2002	Original Cost	Accumulated Depreciation	Net Book Value
	(Millions of Dollars)
Generation	$1,672.1	$678.2	$993.9
Distribution	5,373.3	2,104.3	3,269.0
Transmission	1,584.7	609.3	975.4
Gas	304.4	107.8	196.6
General	868.3	301.1	567.2
Construction work in progress	644.9	-	644.9
Nonoperating and other property	177.3	26.3	151.0
Total	$10,625.0	$3,827.0	$6,798.0

At December 31, 2001
Distribution	$3,163.0	$1,213.2	$1,949.8
Transmission	701.3	239.0	462.3
General	359.3	155.7	203.6
Construction work in progress	115.2	-	115.2
Nonoperating and other property	23.1	.6	22.5
Total	$4,361.9	$1,608.5	$2,753.4

The nonoperating and other property amounts include balances for distribution and transmission plant held for future use as well as other property held by non-utility subsidiaries.

     Pepco Holdings' utility subsidiaries use separate depreciation rates for each electric plant account. The rates, which vary from jurisdiction to jurisdiction, were equivalent to a system-wide composite depreciation rate of approximately 3.5% for Pepco's transmission and distribution system property in 2002, 2001 and 2000. The composite depreciation rate in 2002 for DPL was approximately 3.2% and for ACE was 3.3%.

Property, plant and equipment includes regulatory assets of $53 million and $47 million at December 31, 2002 and 2001, respectively, which are accounted for pursuant to SFAS No. 71.
(7) PENSIONS AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (OPEB)
Pension Benefits

     The Pepco Holdings Retirement Plan (Plan) is a noncontributory plan that covers substantially all employees of Pepco, DPL, ACE and certain employees of other Pepco Holdings subsidiaries. Effective December 31, 2002, following the August 1, 2002 Pepco and Conectiv merger, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Plan. The provisions and benefits of the merged plan for Pepco employees are identical to those of the original Pepco plan and for DPL and ACE employees the provisions and benefits are identical to the original Conectiv plan.

     The acquisition of Conectiv by Pepco in August 2002 resulted in purchase accounting requirements that are reflected in the net periodic pension cost. Under such accounting, Conectiv's accrued pension liability was adjusted on August 1, 2002 through consolidation to recognize all previously unrecognized gains and losses arising from past experience different from that assumed, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No.87, "Employers' Accounting for Pensions." The Conectiv Plan transferred a projected benefit obligation of $804 million and plan assets of $744 million on August 1, 2002.

     As a result of the divestiture of Pepco's Generation Assets to Mirant, in December 2000 Pepco recognized a curtailment charge of approximately $8.7 million. Since this charge is the direct result of the divestiture, it was considered to be a transaction cost and was netted against the gain on divestiture of Generation Assets on the Company's accompanying statements of earnings for the year ended December 31, 2000. Additionally, in accordance with the terms of the divestiture, with respect to generation employees transferred from the Company to Mirant, the Company is only responsible for the portion of transferred employees' pensions that relate to service with the Company.

     Pension expense/(income) included in net period benefit cost was $9.0 million in 2002, $(3) million in 2001, and $3 million in 2000. The 2002 net period benefit cost amount of $9.0 million includes $2.9 million of Conectiv net benefit cost for the period August 1, 2002 through December 31, 2002. The components of net periodic benefit cost were computed as follows.

	Pension Benefits
	2002	2001	2000
	(Millions of Dollars)
Components of Net Periodic Benefit Cost
Service cost	$16.0	$9.7	$12.8
Interest cost	54.1	36.3	37.2
Expected return on plan assets	(69.0)	(50.9)	(48.7)
Amortization of prior service cost	1.0	1.0	1.4
Recognized actuarial loss	6.9	.9	.3

Net Period Benefit Cost	$9.0	$(3.0)	$3.0

     Pension program assets are stated at fair value and are composed of approximately 42% and 45% of fixed income investments (including cash equivalents) with the balance in equity investments at December 31, 2002 and 2001, respectively. No Pepco Holdings stock is included in the pension program assets.

The changes in benefit obligation and fair value of plan assets are presented in the following table.

	Pension Benefits
	2002	2001
	(Millions of Dollars)
Change in Benefit Obligation
Projected Benefit obligation at beginning of year	$548.3	$532.3
Service cost	16.0	9.7
Interest cost	54.1	36.3
Acquisition	804.1	-
Actuarial loss	40.7	3.2
Benefits paid	(64.3)	(33.2)
Projected Benefit Obligation at End of Year	$1,398.9	$548.3

Accumulated Benefit Obligation at December 31	$1,228.2	$489.0

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$555.0	$576.9
Actual return on plan assets	(37.2)	(14.6)
Company contributions	35.0	25.0
Acquisition	744.3	-
Benefits paid	(56.5)	(32.3)

Fair Value of Plan Assets at End of Year	$1,240.6	$555.0

The following table sets forth the Program's prepaid benefit cost.

	Pension Benefits
	2002	2001
	(Millions of Dollars)
Funded status	$(158.3)	$6.7
Unrecognized actuarial loss	278.1	139.6
Unrecognized prior service cost	5.1	6.1

Prepaid Benefit Cost	$124.9	$152.4

The actuarial assumptions for Pepco and Conectiv at December 31, 2002, and 2001 are:

	2002	2001
Discount rate	6.75%	7.0%
Expected return on plan assets
Pepco	9.0%	9.0%
Conectiv	9.5%	-
Rate of compensation increase
Pepco	4.0%	4.0%
Conectiv	4.5%	-

     As of January 1, 2002, Pepco and Conectiv's individual plan actuarial valuations incorporated different assumptions for the 2002 year net periodic expense determination. The Company expects to review, and may change the actuarial assumptions of the plan for 2003.

Other Post-Employment Benefits

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for eligible employees (OPEBS). The Company is amortizing the Pepco plan related unrecognized transition obligation measured at January 1, 1993, over a 20-year period.

     The acquisition of Conectiv by Pepco in August 2002 resulted in purchase accounting requirements that are reflected in the net periodic benefit cost. Under such accounting Conectiv's accrued postretirement liability was adjusted on August 1, 2002 through consolidation to recognize all previously unrecognized actuarial gains and losses, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No.106. The Conectiv Plan transferred a projected benefit obligation of $320 million and plan assets of $100 million on August 1, 2002.

     Postemployment benefit expense included in net income was $28.1 million, $15.9 million, and $18 million in 2002, 2001, and 2000, respectively. The 2002 net period benefit cost amount of $28.1 million includes $9.7 million of Conectiv net benefit cost for the period August 1, 2002 through December 31, 2002.

	Other Post Employment Benefits
	2002	2001	2000
	(Millions of Dollars)
Components of Net Periodic Benefit Cost
Service cost	$7.2	$4.6	$5.8
Interest cost	20.0	8.2	8.2
Expected return on plan assets	(5.2)	(1.9)	(1.9)
Recognized actuarial loss	6.1	5.0	5.9
Net Period Benefit Cost	$28.1	$15.9	$18.0

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The assumed health care cost trend rate used to measure the expected cost benefits covered by the plan is 10% for the both the Pepco and Conectiv plans. These rates are expected to decline to 5.0% over the next four-year period. A one percentage point change in the assumed health care cost trend rate would have the following effects for fiscal year 2002.

	1 Percentage-Point Increase	1 Percentage-Point Decrease
	(Millions of Dollars)
Effect on total of service and interest cost components	$1.6	$(1.4)
Effect on postretirement benefit obligation	$21.4	$(20.2)

The changes in benefit obligation and fair value of plan assets are presented in the following table.

	Other Post- Employment Benefits
	2002	2001
	(Millions of Dollars)
Change in Benefit Obligation
Benefit obligation at beginning of year	$122.3	$113.4
Service cost	7.2	4.7
Interest cost	20.0	8.2
Acquisition	319.8	-
Actuarial loss	22.4	6.0
Benefits paid	(19.3)	(10.0)
Benefit Obligation at End of Year	$472.4	$122.3

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$18.7	$21.0
Actual return on plan assets	(.4)	(.3)
Company contributions	20.4	5.0
Acquisition	100.2	-
Benefits paid	(15.9)	(7.0)

Fair Value of Plan Assets at End of Year	$123.0	$18.7

The following table sets forth the Program's accrued benefit cost.

	Other Post- Employment Benefits
	2002	2001
	(Millions of Dollars)
Funded status	$(349.4)	$(103.6)
Unrecognized actuarial loss	82.5	55.2
Unrecognized initial net obligation	12.0	17.4

Accrued Benefit Cost	$(254.9)	$(31.0)

Actuarial assumptions as of December 31, 2002, and 2001 are:

	2002	2001
Discount rate	6.75%	7.0%
Expected return on plan assets
Pepco	9.0%	9.0%
Conectiv	9.5%	-
Rate of compensation increase
Pepco	4.0%	4.0%
Conectiv	4.5%	-

     As of January 1, 2002, Pepco and Conectiv's individual plan actuarial valuations incorporated different assumptions for 2002 net periodic expense determination. The Company expects to review, and may change the actuarial assumptions of the plans for 2003.

     Pepco funded the 2002 and 2001 portions of its estimated liability for Pepco postretirement medical and life insurance costs through the use of an Internal Revenue Code (IRC) 401 (h) account, within the Company's pension plan, and an IRC 501 (c) (9) Voluntary Employee Beneficiary Association (VEBA). Conectiv also annually funds a portion of its estimated postretirement liability through its VEBAs. Assets are composed of cash equivalents, fixed income investments and equity investments.

     The Company also sponsors defined contribution savings plans covering all eligible employees. Under these plans, the Company makes contributions on behalf of participants. Company contributions to the plans totaled approximately $9.0 million in 2002, $4.3 million in 2001, and $5 million in 2000.

(8) LONG-TERM DEBT
The components of long-term debt are shown below.
		At December 31
Interest Rate	Maturity	2002	2001
		(Millions of Dollars)
First Mortgage Bonds
Pepco:
5.625%	2003	$50.0	$50.0
6.50%	2005	100.0	100.0
6.25%	2007	175.0	175.0
6.50%	2008	78.0	78.0
5.875%	2008	50.0	50.0
5.75%	2010	16.0	16.0
6.00%	2022	30.0	30.0
6.375%	2023	37.0	37.0
7.25%	2023	100.0	100.0
6.875%	2023	100.0	100.0
5.375%	2024	42.5	42.5
5.375%	2024	38.3	38.3
6.875%	2024	75.0	75.0
7.375%	2025	75.0	75.0
8.50%	2027	-	66.2
7.50%	2028	40.0	40.0

DPL:
6.40%	2003	85.0	-
7.15% - 8.15%	2011 - 2015	33.0	-
5.90%	2021	18.2	-
7.71%	2025	100.0	-
6.05%	2032	15.0	-

ACE:
6.63%	2013	68.6	-
7.00%	2023	62.5	-
7.00%	2028	75.0	-
6.38%	2003 - 2006	2.0	-
6.80%	2021	38.9	-
5.60%	2025	4.0	-
6.15% - 7.20%	2028 - 2029	54.7	-

Amortizing First Mortgage Bonds
DPL:
6.95%	2003 - 2008	17.9	-

Total First Mortgage Bonds		$1,581.6	$1,073.0

NOTE: Schedule is continued on next page.

		At December 31,
Interest Rate	Maturity	2002	2001
		(Millions of Dollars)
First Mortgage Bonds
5.20%	2019	$31.0	$-
5.50%	2025	15.0	-
4.90%	2026	34.5	-
5.65%	2028 - 2029	16.2	-
Variable	2030 - 2032	78.4	-
Total Unsecured Tax-Exempt Bonds		175.1	-

Medium-Term Notes (secured)
ACE:
6.00% - 7.20%	2003	40.0	-
6.18% - 7.98%	2004 - 2008	223.0	-
7.25% - 7.63%	2010 - 2014	8.0	-
7.68%	2015 - 2016	17.0	-
Total Medium-Term Notes (secured)		288.0	-

Medium-Term Notes (unsecured)
Pepco:
7.46% - 7.60%	2002	-	40.0
7.64%	2007	35.0	35.0
6.25%	2009	50.0	50.0
7.00%	2024	50.0	50.0

DPL:
8.30%	2004	4.5	-
6.75%	2006	20.0	-
7.06% - 8.13%	2007	61.5	-
7.56% - 7.58%	2017	14.0	-
6.81%	2018	4.0	-
7.61%	2019	12.0	-
7.72%	2027	10.0	-

ACE:
6.63%	2003	30.0	-
7.50% - 7.52%	2007	15.0	-

CIV:
6.73%	2003	50.0	-
6.73%	2004	50.0	-
5.30% - 6.73%	2005	280.0	-
6.73%	2006	20.0	-
Total Medium-Term Notes (unsecured)		$706.0	$175.0

NOTE: Schedule is continued on next page.

		At December 31,
Interest Rate	Maturity	2002	2001
		(Millions of Dollars)
First Mortgage Bonds
2.89%	2010	$109.0	$-
4.21%	2013	66.0	-
4.91%	2017	118.0	-
5.50%	2023	147.0	-
Total Asset Backed Bonds		440.0	-

Recourse Debt
PCI:
4.00% - 5.99%	2008	92.0	92.0
6.00% - 6.99%	2003 - 2005	213.2	228.1
7.00% - 8.99%	2003 - 2004	107.1	125.7
Total Recourse Debt		412.3	445.8

Notes (unsecured)
PHI:
5.50% - 7.45%	2007 - 2032	1,500.0	-

Nonrecourse debt
PCI:
6.57% - 9.66%		25.3	26.6

Acquisition fair value adjustment		2.4	-
Total Long-Term Debt		5,130.7	1,720.4
Net unamortized discount		(11.6)	(10.3)
Current portion		(406.3)	(108.0)
Total Net Long-Term Debt		$4,712.8	$1,602.1

The outstanding First Mortgage Bonds at Pepco, DPL and ACE are secured by a lien on substantially all of the respective Company's property, plants, and equipment.

     The aggregate amount of maturities for long-term debt outstanding at December 31, 2002, are $406.3 million in 2003, $229.3 million in 2004, $502.8 million in 2005, $130.4 million in 2006, $846.4 million in 2007, and $3,003.9 million thereafter.

(9) INCOME TAXES
The provision for income taxes, reconciliation of consolidated income tax expense, and components of consolidated deferred tax liabilities (assets) are shown below.
Provision for Income Taxes

	For the Year Ended December 31,
	2002	2001	2000
	(Millions of Dollars)
Current Tax Expense
Federal	$(305.0)	$(0.8)	$465.8
State and local	(17.2)	11.0	114.9
Total Current Tax (Benefit) Expense	(322.2)	10.2	580.7

Deferred Tax Expense
Federal	400.5	58.0	(198.3)
State and local	49.2	18.9	(19.5)
Investment tax credits	(3.4)	(3.6)	(21.7)
Total Deferred Tax Expense (Benefit)	446.3	73.3	(239.5)

Total Income Tax Expense	$124.1	$83.5	$341.2

Reconciliation of Consolidated Income Tax Expense

	For the Year Ended December 31,
	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
	(Millions of Dollars)
Income Before Income Taxes	$340.3		$251.9		$693.2

Income tax at federal statutory rate	$119.1	.35	$88.2	.35	$242.6	.35

Increases (decreases) resulting from
Depreciation	6.6	.02	3.0	.01	11.7	.02
Removal costs	(2.4)	(.01)	(3.0)	(.01)	(5.6)	(.01)
Allowance for funds used during construction	(.1)	-	0.4	-	0.9	-
State income taxes, net of federal effect	20.7	.06	19.4	.08	63.3	.09
Tax credits	(4.0)	(.01)	(3.0)	(.01)	(4.8)	(.01)
Dividends received deduction	(1.8)	(.01)	(2.3)	(.01)	(3.4)	-
Reversal of previously accrued deferred taxes	-	-	(7.3)	(.03)	(2.1)	-
Taxes related to divestiture at non-statutory rates	-	-	6.1	.02	48.3	.07
Leveraged leases	(8.3)	(.02)	(14.4)	(.06)	(4.3)	(.01)
Other	(5.7)	(.02)	(3.6)	(.01)	(5.4)	(.01)

Total Income Tax Expense	$124.1	.36	$83.5	.33	$341.2	.49

Components of Consolidated Deferred Tax Liabilities (Assets)

	At December 31
	2002	2001
	(Millions of Dollars
Deferred Tax Liabilities (Assets)
Depreciation and other book to tax basis differences	$1,484.4	$511.9
Rapid amortization of certified pollution control facilities and prepayment premium on debt retirement	97.0	-
Deferred taxes on amounts to be collected through future rates	57.2	22.4
Deferred investment tax credit	(38.8)	(17.3)
Contributions in aid of construction	(57.2)	(48.1)
Goodwill, accumulated other comprehensive income, and valuation adjustments	(195.1)	-
Deferred electric service and electric restructuring liabilities	8.2	-
Finance and operating leases	246.0	123.2
Assets with a tax basis greater than book basis	(25.1)	(26.4)
Customer sharing	(3.7)	(4.7)
Transition costs	(14.3)	(14.3)
Property taxes, contributions to pension plan, and other	29.1	(6.3)

Total Deferred Tax Liabilities, Net	1,587.7	540.4

Deferred tax liabilities included in Other Current Liabilities	52.5	38.8

Total Deferred Tax Liabilities, Net-Non-Current	$1,535.2	$501.6

     The net deferred tax liability represents the tax effect, at presently enacted tax rates, of temporary differences between the financial statement and tax bases of assets and liabilities. The portion of the net deferred tax liability applicable to Pepco's operations, which has not been reflected in current service rates, represents income taxes recoverable through future rates, net and is recorded as a regulatory asset on the balance sheet.

     The Tax Reform Act of 1986 repealed the Investment Tax Credit (ITC) for property placed in service after December 31, 1985, except for certain transition property. ITC previously earned on Pepco's, DPL's and ACE's property continues to be normalized over the remaining service lives of the related assets.

     The Company files a consolidated federal income tax return. The Company's federal income tax liabilities for all years through 1997 have been determined. The Company is of the opinion that the final settlement of its federal income tax liabilities for subsequent years will not have a material adverse effect on its financial position or results of operations.

(10) SERIAL PREFERRED STOCK AND REDEEMABLE PREFERRED STOCK
The amounts outstanding for Pepco, DPL, and ACE Serial Preferred Stock and Redeemable Serial Preferred Stock are as follows. Pre-merger (2001) amounts for DPL and ACE are not included.

			Shares Outstanding		December 31
Issuer	Series	Redemption Price	2002	2001 (3)	2002	2001 (3)
					(Millions of Dollars)
Pepco	$2.44 Series of 1957	$51.00	239,641	239,641	$12.0	$12.0
Pepco	$2.46 Series of 1958	$51.00	173,892	173,912	8.7	8.7
Pepco	$2.28 Series of 1965	$51.00	291,759	291,759	14.6	14.6
					$35.3	$35.3

Pepco	$3.40 Series of 1992	(1)	950,000	990,000	$47.5	$49.5
ACE	$100 per share par value, 4.00% - 5.00%	$100 - $105.5	62,305	-	6.2	-
DPL	$100 per share par value, 3.70% - 5.00% 6-3/4%	$103 - $105 (2)	181,698 35,000	- -	18.2 3.5	- -
					$75.4	$49.5

(1)

The shares of the $3.40 (6.80%) Series are subject to mandatory redemption, at par, through the operation of a sinking fund that began redeeming 50,000 shares annually, on September 1, 2002, with the remaining shares to be redeemed on September 1, 2007. The shares were not redeemable prior to September 1, 2002; thereafter, the shares are redeemable at par. The sinking fund requirements through 2006 with respect to the Redeemable Serial Preferred Stock are $2.5 million in 2004, 2005, and 2006. In the event of default with respect to dividends, or sinking fund or other redemption requirements relating to the serial preferred stock, no dividends may be paid, nor any other distribution made, on common stock. Payments of dividends on all series of serial preferred or preference stock, including series that are redeemable, must be made concurrently.

(2)	Redeemable beginning November 1, 2003 at $100 per share.
(3)	The 2001 amounts for ACE and DPL are pre-acquisition and therefore not included.
On September 3, 2002, Pepco redeemed $2 million or 40,000 shares of its $3.40 Serial Preferred Stock Series of 1992, pursuant to mandatory sinking fund provisions.
On December 30, 2002, DPL redeemed at par 316,500 shares of its $25 par preferred stock with an annual dividend rate of 7.75%.
(11) COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

     Pepco, DPL, and ACE have wholly owned financing subsidiary trusts shown in the table below. The financing subsidiary trusts have common and preferred trust securities outstanding and hold Junior Subordinated Debentures (the Debentures) of Pepco, DPL, and ACE. Pepco, DPL, and ACE own all of the common securities of the trusts, which constitute approximately 3% of the liquidation amount of all of the trust securities issued by the trusts. The trusts use interest payments received on the Debentures, which are the trusts' only assets, to make cash distributions on the trust securities. The obligations of Pepco, DPL, and ACE pursuant to the Debentures and guarantees of distributions with respect to the trusts' securities, to the extent the trusts have funds available therefore, constitute full and unconditional guarantees of the obligations of the trusts under the trust securities the trusts have issued.

     For Pepco Holdings' consolidated financial reporting purposes, the Debentures are eliminated in consolidation against the trust's investment in the Debentures. The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2026 to 2038. The Debentures are subject to redemption, in whole or in part, at the option of Pepco, DPL, and/or ACE, at 100% of their principal amount plus accrued interest, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events.

		Shares Outstanding		Amount
Issuer	Series	2002	2001	2002	2001
				Millions of Dollars)
Pepco financing trust	$25 per share, 7.375%	5,000,000	5,000,000	$125.0	$125.0
DPL financing trust	$25 per share, 8.125%	2,800,000	2,800,000	70.0	-
ACE financing trust	$25 per share, 8.25%	2,800,000	2,800,000	70.0	-
ACE financing trust	$25 per share, 7.375%	1,000,000	1,000,000	25.0	-
				$290.0	$125.0

Note:	The 2001 amounts for DPL and ACE are pre-acquisition and therefore are not included.
(12) STOCK BASED COMPENSATION AND CALCULATIONS OF EARNINGS PER SHARE OF COMMON STOCK
Stock Based Compensation

     The objective of the Company's long-term incentive plan (the Plan) is to increase shareholder value by providing a long-term incentive to reward officers, key employees, and directors of the Company and its subsidiaries and to increase the ownership of the Company's Common Stock by such individuals. Any officer or key employee of the Company or its subsidiaries may be designated by the Board as a participant in the Plan. Under the Plan, awards to officers and key employees may be in the form of restricted stock, options, performance units, stock appreciation rights, and dividend equivalents. Non-employee directors are entitled to a grant on May 1 of each year of a non-qualified stock option for 1,000 shares of common stock. The Board of Directors has determined that these grants will not be made. Up to 10,000,000 shares of common stock may be issued under the Plan for a period of 10 years after August 1, 2002.

     Prior to the merger, Pepco and Conectiv each had a Long-Term Incentive Plan under which stock options were granted. At the time of the merger, Pepco options were exchanged on a one-for-one basis for Company stock options granted under the Company's Long-Term Incentive Plan. At the time of the merger, certain Conectiv options vested and were canceled in exchange for a cash payment. Certain other Conectiv options were exchanged on a 1 for 1.28205 basis for Company stock options under the Company's Long-Term Incentive Plan. Options were granted under Pepco's plan in May 1998 and additional options were granted in May 1999, January 2000, May 2000, January 2001, May 2001, January 2002, and May 2002. The exercise prices of the options are $24.3125, $29.78125, $22.4375, $23.15625, $24.59, $21.825, $22.57 and $22.685, respectively, which represents the market prices (fair values) of the common stock on their grant dates. Fifty percent of the options granted in 1998 became exercisable on October 9, 1998 and the remaining 50% became exercisable on June 11, 1999. Twenty-five percent of the options granted on January 1, 2000 became exercisable on January 1, 2001. The remaining options for the January 1, 2000 grant will become exercisable at the rate of twenty-five percent on January 1 of each year until January 1, 2004. Twenty-five percent of the options granted on May 1, 2000 became exercisable on May 1, 2001. The remaining options for the May 1, 2000 grant will become exercisable at the rate of twenty-five percent on May 1 of each year until May 1, 2004. Twenty-five percent of the options granted on January 1, 2001 became exercisable on January 1, 2002. The remaining options for the January 1, 2001 grant will become exercisable at the rate of twenty-five percent on January 1 of each year until January 1, 2005. Twenty-five percent of the options granted on May 1, 2001 will become exercisable on May 1, 2002. The remaining options for the May 1, 2001 grant will become exercisable at the rate of twenty-five percent on May 1 of each year until May 1, 2005. Twenty-five percent of the options granted on January 1, 2002 became exercisable on January 1, 2003. The remaining options for the January 1, 2002 grant will become exercisable at the rate of twenty-five percent on January 1 of each year until January 1, 2006. Twenty-five percent of the options granted on May 1, 2002 will become exercisable on May 1, 2003. The remaining options for the May 1, 2002 grant will become exercisable at the rate of twenty-five percent on May 1 of each year until May 1, 2006.

     At the date of merger with Conectiv, 590,198 shares of Conectiv Stock Options were converted into 756,660 shares of Pepco Holdings Stock Options. These stock options were originally granted on January 1, 1998, January 1, 1999, July 1, 1999, October 18, 2000, and January 1, 2002. The exercise prices of these options, after conversion, are $17.81, $18.91, $19.30, $13.08 and $19.03, respectively, which represent the adjusted market price (fair values) of Conectiv common stock on their grant dates. All of the options granted in 1998, 1999 and 2000 are exercisable. Fifty percent of the options granted in 2002 are exercisable on January 1, 2004. The remaining options for the 2002 grant will become exercisable on January 1, 2005.

Stock option activity for the three years ended December 31 is summarized below.

	2002		2001		2000
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Beginning-of-year balance	970,741	$23.7810	594,341	$22.9083	253,675	$24.5281
Options granted	1,151,860	$20.1363	389,600	$24.5261	366,500	$22.4571
Options exercised	0	$0	-	-	13,934	$24.3125
Options forfeited	0	$0	13,200	$24.0220	11,900	$22.4375
End-of-year balance	2,122,601	$21.8031	970,741	$23.7810	594,341	$22.9083
Exercisable	508,247	$20.3969	87,125	$22.4044	-	-

For options outstanding as of December 31, 2002, the range of exercise prices was $13.08 to $29.7813, and the weighted average remaining contractual life was approximately 8 years.

     The Company recognizes compensation costs for the Plan based on the accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." There were no stock-based employee compensation costs charged to expense in 2002 and 2001, and approximately $9 thousand charged in 2000. The Company's pro forma net income and pro forma earnings per share are not substantially impacted based on the application of SFAS No. 123, "Accounting for Stock-Based Compensation" or SFAS No. 148. The after tax compensation expense that would have been recorded under SFAS No. 123 for 2002 and 2001 would have been approximately $570 thousand and $240 thousand, respectively.

Stock-based employee compensation costs, net of taxes, in respect of share awards charged to expense in 2002 was approximately $1.1 million. No amounts were expensed in 2001 or 2000.
The fair values of each option granted in 2002 and 2001, estimated on the date of grant using the Black Scholes option pricing model, and related valuation assumptions are as follows:

	2002	2001
Weighted average fair value per option	$3.59	$2.47
Expected option term (years)	8	8
Expected volatility	27.43%	16.58%
Expected dividend yield	5.40%	4.74%
Risk-free interest rate	5.20	4.92%

     The number of share award opportunities granted under Pepco's Performance Restricted Stock Program, a component of the Company's Long-Term Incentive Plan, during 2002, 2001, and 2000 were 57,000, 58,250, and 52,750, respectively. In addition, 287,800 shares award opportunities were approved under the Program for grants to be made in 2003. The fair value per share on grant date for the performance restricted stock was $22.51 for the 2002 grant, $24.43 for the 2001 grant, and $22.44 for the 2000 grant. Performance criteria are selected and measured over a three-year period. Depending on the extent to which the performance criteria are satisfied, the executives will earn some or all of the maximum award of common stock.

     The number of shares and share award opportunities granted under the Merger Success Integration Program established under the Company's Long-Term Incentive Plan during 2002 was 241,075. The fair value per share on grant date was $19.73. Of those shares, 96,427 are restricted and have time based vesting over three years, with vesting of 20% in 2003, 30% in 2004, and 50% in 2005. The remaining 144,648 shares may be earned based on performance during the years 2003 and 2004. Performance criteria are selected and measured over the two-year period. Depending on the extent to which the performance criteria are satisfied, the executives will earn some or all of the maximum award of common stock. The number of shares eligible for award in 2004 for 2003 performance is 72,331 and the number of shares eligible for award for in 2005 for 2004 performance is 72,317.

     On August 1, 2002, the date of the consummation of the merger with Conectiv, in accordance with the terms of the merger agreement, 80,602 shares of Conectiv performance accelerated restricted stock (PARS) were converted to 103,336 shares of Pepco Holdings restricted stock. The PARS were originally granted on January 1, 2002 at a fair market price of $24.40. All of the converted restricted stock has time based vesting over periods ranging from 5 to 7 years from the original grant date.

Calculations of Earnings Per Share of Common Stock
Reconciliations of the numerator and denominator for basic and diluted earnings per common share are shown below.

	For the Year Ended December 31,
	2002		2001	2000
(Millions, except Per Share Data)
Income (Numerator):
Net Income	$210.5		$163.4	$346.5
Add: Interest paid or accrued on Convertible Debentures, net of related taxes	-		0.3	3.6
Earnings Applicable to Common Stock, Assuming Conversion of Convertible Securities	$210.5		$163.7	$350.1

Shares (Denominator):
Average shares outstanding for computation of basic earnings per share of common stock	131.1	(a)	108.5	114.9
Average shares outstanding for diluted computation:
Average shares outstanding	131.1		108.5	114.9
Additional shares resulting from the conversion of convertible debentures	-		0.3	3.4
Average Shares Outstanding for Computation of Diluted Earnings Per Share of Common Stock	131.1		108.8	118.3

Basic earnings per share of common stock	$1.61		$1.51	$3.02
Diluted earnings per share of common stock	$1.61		$1.50	$2.96

(a)	Amount includes weighted average impact of 56.2 million Pepco Holdings shares issued to Conectiv shareholders on August 1, 2002 in connection with the acquisition of Conectiv.

     The Company's Shareholder Dividend Reinvestment Plan (DRP) provides that shares of common stock purchased through the plan may be original issue shares or, at the option of the Company, shares purchased in the open market. The DRP permits additional cash investments by plan participants of not less than $25 each calendar month or more than $200,000 each calendar year. There were 629,777 original issue shares issued under the DRP in 2002. No original issue shares were issued under the DRP in 2001 or 2000.

The following table presents the Company's common stock reserved:

Name of Plan	Number of Shares
DRP	10,000,000
Conectiv Incentive Compensation Plan	1,800,000
Potomac Electric Power Company Long-Term Incentive Plan	1,400,000
Pepco Holdings, Inc. Long-Term Incentive Plan	10,000,000
Pepco Holdings, Inc. Stock Compensation Plan for Directors	100,000
Potomac Electric Power Company Savings Plans consisting of (i) the Savings Plan for Exempt Employees, (ii) the Savings Plan for Bargaining Unit Employees, and (iii) the Savings Plan for Non-Exempt, Non-Bargaining Unit Employees	3,000,000
Conectiv Savings and Investment Plan	20,000
Atlantic Electric Savings and Investment Plan-B	25,000
Total	26,345,000

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values of the Company's financial instruments at December 31, 2002 and 2001 are shown below.

	At December 31,
	2002		2001
	(Millions of Dollars)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Marketable securities	$175.3	175.3	$161.2	161.2

Liabilities and Capitalization
Long-Term Debt	$4,712.8	5,015.9	$1,602.1	1,591.2
Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust which holds Solely Parent Junior Subordinated Debentures	$290.0	291.5	$125.0	124.6
Serial Preferred Stock	$35.3	26.7	$35.3	26.1
Redeemable Serial Preferred Stock	$75.4	69.1	$49.5	49.4

     The methods and assumptions below were used to estimate, at December 31, 2002 and 2001, the fair value of each class of financial instruments shown above for which it is practicable to estimate that value.

The fair value of the Marketable Securities was derived based on quoted market prices.

     The fair values of the Long-term Debt, which includes First Mortgage Bonds and Medium-Term Notes, excluding amounts due within one year, were derived based on current market prices, or for issues with no market price available, were based on discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The fair values of the Recourse and the Non-Recourse Debt held by PCI, excluding amounts due within one year, were based on current rates offered to similar companies for debt with similar remaining maturities.

     The fair values of the Serial Preferred Stock, Redeemable Serial Preferred Stock, and Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust, excluding amounts due within one year, were derived based on quoted market prices or discounted cash flows using current rates of preferred stock with similar terms.

The carrying amounts of all other financial instruments in Pepco Holdings' accompanying financial statements approximate fair value.
(14) COMMITMENTS AND CONTINGENCIES
Termination of Agreements for Sale of ACE Electric Generating Plants

     Under the terms of agreements between ACE and NRG Energy, Inc. (NRG) for the sale of ACE's fossil fuel-fired electric generating plants (Deepwater Station, Conemaugh and Keystone Stations and B.L. England Station) the agreements were subject to termination by either party after February 28, 2002. NRG delivered notice to Conectiv on April 1, 2002 terminating these agreements. On January 13, 2003, the Company announced the termination of a second competitive bidding process initiated on May 23, 2002 to sell these ACE-owned fossil fuel-fired electric generating plants. The Company noted that while the competitive bidding process identified a number of interested parties, current conditions in the electric energy market prevented ACE from reaching agreements for the sale of these generating assets. The Company remains interested in selling these assets on acceptable terms, but cannot predict whether or not any or all of the plants will be sold, whether the New Jersey Board of Public Utilities (NJBPU) will grant the required approval of any sales agreements, or any related impacts upon recoverable stranded costs.

Basic Generation Service

    Under the provisions of New Jersey's 1999 Electric Discount and Energy Competition Act (the New Jersey Act) and the NJBPU's Final Decision and Order concerning restructuring ACE's electric utility business, ACE was obligated to provide Basic Generation Service (BGS) through July 31, 2002, which entailed supplying electricity to customers in ACE's service area who do not choose an alternative supplier. The Final Decision and Order provides for the recovery through customer rates of the costs incurred by ACE in providing BGS, including an allowed return on certain electric generating plants, the above-market portion of the cost of power purchased from NUGs, and the above-market portion of costs associated with generating power for BGS customers. In recognition of this cost-based, rate-recovery mechanism, when the costs incurred by ACE in providing BGS exceed the revenues from billings to ACE's customers for BGS, the under-recovered costs are deferred as a regulatory asset. Pursuant to the terms of the 1999 restructuring of ACE's electric generation business, during 2000-2002, the under-recovered costs were first applied to a deferred energy cost liability that was eliminated and then a regulatory asset was established ($153.0 million as of December 31, 2002). After the initial four-year transition period ends July 31, 2003, customer rates are to be adjusted to recover the under-recovered cost balance over a reasonable period of time to be determined by the NJBPU. ACE's recovery of the deferred costs is subject to review by the NJBPU.

     On August 1, 2002, in accordance with the provisions of the New Jersey Act and the NJBPU's Final Decision and Order, ACE petitioned the NJBPU for a $71.6 million, or 8.4%, annualized increase in electric rates, effective August 1, 2003. This proposed rate increase is intended to recover ACE's deferred cost balance as of August 1, 2003 over a four-year period and reset Power Delivery rates such that an under-recovery of certain costs is no longer embedded in rates. ACE's recovery of the deferred costs is subject to review by the NJBPU, which will determine the amount of cost recovery in accordance with the New Jersey Act. The outside auditing firm selected by the NJBPU has completed its review and audit of the deferral balance of ACE. A draft report has been provided to ACE, and ACE has responded to the NJBPU and the auditors with factual comments.

     BGS electricity supply beyond July 31, 2002 was provided for by a BGS auction held in February 2002, which awarded about 1,900 MW, or 80% of ACE's BGS load to four suppliers for the period from August 1, 2002 to July 31, 2003. The remaining 20% of ACE's BGS load is supplied utilizing ACE's electric supply, consisting of its fossil fuel-fired electric generating plants (excluding Deepwater), which are used first to meet such BGS load, and its NUG contracts, to the extent such electric generating plants are not sufficient to satisfy such load.

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

     By Decision and Order dated December 18, 2002, the NJBPU approved the process for the procurement of BGS supply for the period starting August 1, 2003. The decision included holding two separate but simultaneous auctions to procure BGS supply. The first auction will be for the supply needed to serve large commercial and industrial customers who will be paying an hourly energy price. There are approximately 50 customers in this group for ACE. The auction will determine the capacity price to be paid by these customers. The period covered by this auction is August 1, 2003 through May 31, 2004. The second auction will be for the supply needs of the remainder of the BGS customers, and would be for full requirements service (energy, capacity, transmission, and ancillary services) for these customers. In this auction, two-thirds of the needs will be procured for the same period as the first auction, while the remaining one-third of the needs will be procured for a period of 34 months. The results of these auctions will be used to set the rates paid by the customers in each group. The decision also established working groups to deal with metering issues and customer education. The auctions were conducted February 3 and 4, 2003. The NJBPU approved the results of the auctions on February 5, 2003. ACE has entered into BGS Supplier Agreements with the winning bidders. If any of the winning bidders were to default on their commitments, ACE will offer the defaulted load to other winning bidders, or will make arrangements to purchase the needed supply from PJM-administered markets.

Securitization

     Under the New Jersey Act, up to 100% of recovery-eligible stranded costs related to electric generating plants and the costs to affect buyouts or buy downs of NUG contracts may be recovered through customer rates. On September 9, 2002, New Jersey enacted an amendment (Amendment) to the New Jersey Act. The Amendment permits the NJBPU to authorize the securitization of deferred balances of electric public utilities resulting from the provisions of the New Jersey Act. The NJBPU may authorize the issuance of transition bonds by an electric public utility or other financing entity in order to (i) recover stranded costs deemed eligible for rate recovery in a stranded cost recovery order; (ii) recover rate reduction requirements determined by the NJBPU to be necessary under the provisions of the New Jersey Act; or (iii) recover basic generation service transition costs. The NJBPU may approve transition bonds with scheduled amortization of up to fifteen years if related to stranded cost recoveries or recoveries of basic generation service transition costs, or the remaining term of a purchase power agreement if related to the buyout or buy down of long-term purchase power contracts with NUGs.

     On September 20, 2002, the NJBPU issued a Bondable Stranded Costs Rate Order (Financing Order) to ACE authorizing the issuance of $440 million of Transition Bonds. ACE issued Transition Bonds totaling $440 million on December 19, 2002, in accordance with this Financing Order. The proceeds of these bonds will be used to recover the stranded costs associated with the divestiture of the ACE nuclear assets, the buyout of the Pedricktown NUG contract and the buy down of the American Ref-Fuel NUG contract. Also included in the amount authorized was $20 million of transaction costs and capital reduction costs.

     ACE formed ACE Transition Funding during 2001 as a special purpose entity (SPE) for the sole purpose of purchasing and owning the bondable transition property (BTP), issuing transition bonds (Bonds), pledging ACE Transition Funding's interest in BTP and other collateral to the bond trustee to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. Proceeds from the sale of Bonds were transferred to ACE in consideration for the BTP, and ACE will repurchase debt and/or equity related to the stranded costs and NUG contracts noted above. The Bonds of ACE Transition Funding are included in the accompanying Consolidated Balance Sheets.

     On January 31, 2003, ACE filed a petition seeking from the NJBPU an administrative valuation of a portion of the B.L. England Station stranded costs and a finding that such costs may be included as part of the principal amount of transition bonds for which ACE may seek approval under the New Jersey Act. Management anticipates that the necessary approvals will be received from the NJBPU and that a bondable stranded costs rate petition will ultimately be approved, leading to the issuance of additional transition bonds.

Rate Increase

     On February 3, 2003, ACE filed a petition with the NJBPU to increase its electric distribution rates and the Regulatory Asset Recovery Charge in New Jersey. The request, if approved, will increase ACE's annual revenues by approximately $68.4 million. The petition was filed in accordance with the NJBPU's Final Order in restructuring, which mandated that ACE file a plan to set rates that will be in place when the New Jersey Act's transition period ends July 31, 2003.

Pepco Regulatory Contingencies

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's D.C. Commission approved divestiture settlement that provided for a sharing of any net proceeds from the sale of its generation related assets. A principal issue in the case is whether a sharing between customers and shareholders of the excess deferred income taxes and accumulated deferred investment tax credits associated with the sold assets would violate the normalization provisions of the Internal Revenue Code and implementing regulations. On March 4, 2003, the Internal Revenue Service (IRS) issued a notice of proposed rulemaking (NOPR) that could be relevant to that principal issue. Comments on the NOPR must be filed by June 2, 2003, and the IRS will hold a public hearing on June 2, 2003. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential exists that Pepco could be required to make additional gain sharing payments to D.C. customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is impossible to predict when the D.C. Commission will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002 and Pepco is awaiting a Proposed Order from the Hearing Examiner. It is a certainty that some party or parties will appeal the Hearing Examiner's Proposed Order to the Maryland Commission. The principal issue in the case is the same normalization issue that was raised in the D.C. case. On March 4, 2003, the IRS issued a NOPR that could be relevant to that principal issue. Comments on the NOPR must be filed by June 2, 2003, and the IRS will hold a public hearing on June 2, 2003. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. The potential also exists that Pepco would be required to make additional gain sharing payments to Maryland customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is impossible to predict when the Hearing Examiner or the Maryland Commission will issue their decisions.

     In Maryland, in accordance with the terms of an agreement approved by the Maryland Commission, customers who are unable to receive generation services from another supplier, or who do not select another supplier, are entitled to receive services from Pepco until July 1, 2004 (Standard Offer Service or SOS). Pepco has entered into a settlement in Phase I of Maryland Case No. 8908 to extend its provision of SOS services in Maryland. The Settlement is awaiting approval from the Maryland Commission. The Settlement provides for an extension of SOS for four years for residential and small commercial customers, an extension of two years for medium sized commercial customers, and an extension of one year for large commercial customers. The settlement provides for a policy review by the Commission to consider how SOS will be provided after the current extension expires. The settlement provides for SOS to be procured from the wholesale marketplace and that Pepco will be able to recover its costs of procurement and a return.

Full Requirements Contract with Mirant

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

Environmental Matters

     The Company through its subsidiaries is subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company's subsidiaries may incur costs to clean up facilities found to be contaminated due to current and past disposal practices. The Company's subsidiaries' liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean up-related issues (including whether a Pepco Holdings subsidiary or a corporate predecessor is responsible for conditions on a particular parcel). The Company's current liabilities include approximately $22.7 million as of December 31, 2002, for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party, alleged to be a third-party contributor, or has made a decision to clean up contamination on its own property. The accrued liability as of December 31, 2002, included $11.2 million for remediation and other costs associated with environmental contamination that resulted from an oil release at the Indian River power plant (which was sold on June 22, 2001) and reflects the terms of a related consent agreement reached with the Delaware Department of Natural Resources and Environmental Control during 2001. As a result of discontinuing the second competitive bidding process for ACE's fossil fuel-fired generating stations and management's decision to clean up contamination on its own property, ACE's anticipated $7 million costs to clean up the Deepwater generating station is included in the previously stated $22.7 million liability. The costs of cleaning up ACE's B.L. England generating station have not yet been quantified. The Company does not expect such future costs to have a material effect on the Company's financial position or results of operations.

     In April 2002, EPA proposed regulations addressing best technology available for minimizing environmental impact from existing power production cooling water intake structures. The ACE Deepwater electric generating station's New Jersey Pollution Discharge Elimination System (NJPDES) renewal permit, effective through September 30, 2007 will require a study to evaluate the efficiency of recent changes to the intake structure and other biological impact studies that will be submitted with a permit renewal application in 2007. The NJPDES permit for the B.L. England Station expired in December 1999, but has been administratively extended, through submittal of a renewal application, and the plant continues to operate under the conditions of the existing permit until a renewal permit is issued by the New Jersey Department of Environmental Protection (NJDEP).

     A Conectiv subsidiary holds a National Pollution Discharge Elimination System (NPDES) permit for the Edge Moor Power Plant. Studies to determine impacts on aquatic organisms by the plant's intake structures, required by the existing permit which expires in October 2003, were completed in 2002. The results of these studies and additional site specific studies on alternative technologies are expected to determine whether changes to intake structures are required to comply with any final rule that EPA adopts.

     On May 4, 2002, ACE, Conectiv Atlantic Generation, LLC (CAG), and the NJDEP entered into an Administrative Consent Order (ACO) to address ACE's and CAG's inability to procure Discrete Emission Reductions (DER) credits to comply with New Jersey's NOx Reasonable Available Control Technology (RACT) requirements and NJDEP's allegations that ACE had failed to comply with DER credit use restrictions from 1996 to 2001. The ACO eliminates requirements for ACE and CAG to purchase DER credits for certain ACE and CAG electric generating units through May 1, 2005 and provides, among other things, for installation of new controls on CAG's electric generating units ($7 million estimated cost), a $1.0 million penalty, a $1.0 million contribution to promote, develop and enhance an urban airshed reforestation project, and operating hour limits at ACE's Deepwater Unit No. 4.

     On July 11, 2001, the NJDEP denied ACE's request to renew a permit variance, effective through July 30, 2001, that authorized Unit 1 at the B.L. England station to burn coal containing greater than 1% sulfur. ACE has appealed the denial. The NJDEP has issued a number of stays of the denial to authorize ACE to operate Unit 1 with the current fuel until May 29, 2003. NJDEP also issued addendums to the permit/certificate to operate for Unit 1 authorizing trial burns of coal with a sulfur content less than 2.6%. ACE is requesting an extension of the current stay of the denial and submitted final wrap-up reports on the results of its test burns to NJDEP on January 28, 2003. Management is not able to predict the outcome of ACE's appeal, including the effects, if any, of trial burn results on NJDEP's position with regard to the denial or the appeal.

     In February 2000, the United States Environmental Protection Agency (USEPA) and NJDEP requested information from ACE regarding the operation of coal-fired boilers at ACE's B.L. England and Deepwater generating stations. As of December 2002, in responding to this request and numerous subsequent requests, ACE has provided more than 24,000 pages of documents covering activities at B.L. England and Deepwater since 1978 to USEPA and NJDEP. USEPA has sought this information pursuant to its authority under Clean Air Act Section 114, and the ACE requests are similar to those that USEPA has made of other electric utilities to determine compliance with New Source Review (NSR) Prevention of Significant Deterioration (PSD) and non-attainment NSR requirements. Similar inquiries have resulted in the filing of federal lawsuits against utilities in the South and Midwest. A number of settlements of litigation brought as a result of such inquiries alleging violations of NSR standards have been announced. In January 2002, the Department of Justice completed its review of the USEPA's enforcement actions and concluded that the USEPA has a reasonable basis on which to pursue NSR enforcement. On December 31, 2002, EPA published an NSR reform package including both proposed and final rules. The proposed rule offers options for clarifying the routine maintenance, repair and replacement exclusion to the NSR rules. It is unclear how EPA's proposed reform rules will ultimately impact the on-going NSR enforcement actions; however, EPA officials have indicated their intention to continue with the NSR enforcement initiative targeting alleged past violations under the current rules. ACE met with EPA and NJDEP in May 2002 to discuss NSR issues. Since then, ACE entered into a confidentiality agreement with the government agencies. The Company does not believe that it has violated NSR requirements. Management cannot predict the impact of the USEPA/NJDEP inquiries or proposal on B.L England or Deepwater operations.

     In October 1995, Pepco received notice from the EPA that it, along with several hundred other companies, may be a potentially responsible party (PRP) in connection with the Spectron Superfund Site located in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling, and processing facility from 1961 to 1988. In August 2001, Pepco entered into a Consent Decree for de minimis parties with EPA to resolve its liability at this site. Pursuant to the consent decree, in return for a de minimis payment by Pepco to the United States and a group of PRPs, those parties covenant not to sue Pepco for past and future costs of remediation at the site and the United States will also provide contribution protection against third party claims related to response actions at the site. Natural resource damages, if any, are not covered by the Consent Decree. Court approval of the Consent Decree is pending. Pepco believes that its liability at this site, pursuant to the terms of the Consent Decree, will not have a material adverse effect on its financial position or results of operations.

     In June 1992, EPA identified ACE as a PRP at the Bridgeport Rental and Oil Services (BROS) superfund site in Logan Township, New Jersey. In September 1996, ACE along with other PRPs signed a consent decree with EPA and NJDEP to address remediation of the Site. ACE's liability is limited to 0.232 percent and ACE has made contributions of approximately $105,000. The Phase 2 Remedial Investigation/Feasibility Study (RI/FS) to address groundwater and wetlands contamination is scheduled to be completed in September 2003. ACE believes that its liability at this site will not have a material adverse effect on its financial position or results of operations.

     In November 1991, NJDEP identified ACE as a PRP at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an Administrative Consent Order (ACO) with NJDEP to remediate the Site. The soil cap remedy for the Site has been completed and the NJDEP conditionally approved the Remedial Action Report in January 2003. The results of groundwater monitoring over the next year will help to determine the extent of post-remedy operation and maintenance costs.

     In December 1987, Pepco was notified by the EPA that it, along with several other utilities and nonutilities, is a PRP in connection with the polychlorinated biphenyl compounds (PCBs) contamination of a Philadelphia, Pennsylvania, site owned by a nonaffiliated company. In the early 1970s, Pepco sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the site. In October 1994, a Remedial Investigation/Feasibility Study (RI/FS) including a number of possible remedies was submitted to the EPA. In December 1997, the EPA signed a ROD that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million. In June 1998, the EPA issued a unilateral Administrative Order to Pepco and 12 other PRPs to conduct the design and actions called for in the ROD. At December 31, 2002, Pepco has accrued $1.7 million for its share of these costs. Pepco believes that its liability at this site will not have a material adverse effect on its financial position or results of operations.

     Pepco's Benning Service Center facility operates under a National Pollutant Discharge Elimination System (NPDES) permit. The EPA issued an NPDES permit for this facility in November 2000. Pepco has filed a petition with the EPA Environmental Appeals Board seeking review and reconsideration of certain provisions of the EPA's permit determination. In May 2001, Pepco and the EPA reached a settlement on Pepco's petition, pursuant to which the EPA withdrew certain contested provisions of the permit and agreed to issue a revised draft permit for public comment. As of December 31, 2002, the EPA has not issued a revised permit and Pepco is operating pursuant to the November 2000 permit absent the withdrawn conditions in accordance with the settlement agreement.

     In the late 1980's DPL was identified by EPA as a PRP at the Spectron Superfund Site located in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling, and processing facility from 1961 to 1988. The PRP Group determined that in 1987 and 1988 DPL sent 440 gallons of waste paint to the site. DPL paid $290.40 in connection with a Consent Agreement as a Non-Performing Settling Party to resolve its liability for Phase I activities at the site. In September 1991 DPL made an additional $500 payment pursuant to a second Administrative Consent Order initiating Phase II activities. The site was added to the National Priorities List in 1994. In February 2003, the PRP Group informed DPL that DPL was a de micromis party at the Site because its 440 gallon contribution to the Site was less than EPA's 890 gallon threshold for de minimis status and that DPL has no further liability for contribution to the Site's remediation fund.

     In the late 1980's, DPL was notified by the EPA that it, along with several other utilities and nonutilities was a PRP in connection with the polychlorinated biphenyl compounds (PCBs) contamination at the Metal Bank/Cottman Avenue site located in Philadelphia, Pennsylvania at which the Site owner, from 1968 to 1972, drained oil from used transformers to reclaim copper. Based on the PRP group's determination that DPL sent 102 transformers to the Site, DPL was allocated responsibility for 0.24 percent of remediation costs. In October 1994, a Remedial Investigation/Feasibility Study (RI/FS) including a number of possible remedies was submitted to the EPA. In December 1997, the EPA signed a Record of Decision (ROD) that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million. In 1999, DPL entered into a de minimis settlement with EPA and paid approximately $107,000 to resolve its liability for cleanup costs at the Site. The de minimis settlement did not resolve DPL's responsibility for natural resource damages, if any, at the Site. DPL believes that its liability at this site will not have a material adverse effect on its financial position or results of operations.

Litigation

     During 1993, Pepco was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City and Baltimore County), in separate ongoing, consolidated proceedings each denominated, "In re: Personal Injury Asbestos Case." Pepco (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that Pepco was negligent in not providing a safe work environment for employees or its contractors who allegedly were exposed to asbestos while working on Pepco's property. Initially, a total of approximately 448 individual plaintiffs added Pepco to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant. In a related proceeding in the Baltimore City case, Pepco was served, in September 1993, with a third-party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against Pepco on the same theory of alleged negligence set forth above in the plaintiffs' case. Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third-party complaint against Pepco, seeking contribution for the same plaintiffs involved in the Owens Corning third-party complaint. Since the initial filings in 1993, approximately 90 additional individual suits have been filed against Pepco. The third-party complaints involving Pittsburgh Corning and Owens Corning were dismissed by the Baltimore City Court during 1994 without any payment by Pepco. As of December 31, 2002, approximately 200 cases were pending against Pepco. Of the 200 remaining asbestos cases pending against Pepco, approximately 35 of those cases have been tendered to Mirant for defense and indemnification pursuant to the Asset Purchase and Sale Agreement which was executed in December 2000. While the aggregate amount specified in the remaining suits would exceed $400 million, Pepco believes the amounts are greatly exaggerated, as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, Pepco does not believe these suits will have a material adverse effect on its financial position. However, an unfavorable decision rendered against Pepco could have a material adverse effect on results of operations in the year in which a decision is rendered.

     On April 7, 2000, approximately 139,000 gallons of oil leaked from a pipeline at a generation station that was owned by Pepco at Chalk Point in Aquasco, Maryland. The pipeline was operated by Support Terminals Services Operating Partnership LP, an unaffiliated pipeline management company. The oil spread from Swanson Creek to the Patuxent River and several of its tributaries. The area affected covers portions of 17 miles of shoreline along the Patuxent River and approximately 45 acres of marshland adjacent to the Chalk Point property. As a result of the oil spill, eleven class action lawsuits and two additional lawsuits on behalf of a number of Southern Maryland residents, businesses and watermen were filed against Pepco. On November 27, 2001, Pepco and ST Services entered into a Settlement Agreement with the various plaintiffs to settle all pending class action litigation stemming from the oil spill. Under the Settlement Agreement, a total of $2.25 million was placed in an escrow account to be distributed to watermen and property owner class members pursuant to a Plan of Distribution filed with the Court. On December 27, 2001, the Court entered an "Order Certifying Settlement Classes and Preliminarily Approving Proposed Settlement," which was approved in April 2002. In April 2002, the Claims Administrator provided the Court with a list of those members of the Settlement Classes which had timely excluded themselves from the Settlement Agreement. Approximately 80 class members elected to exclude themselves from the terms of the November 27, 2001 Settlement Agreement.

     On December 2, 2001, Enron North America Corp. and several of its affiliates filed for protection under the United States Bankruptcy Code. In December 2001, DPL and Conectiv Energy Supply, Inc. (CESI) terminated all transactions under various agreements with Enron North America Corp. and Enron Power Marketing, Inc. (EPMI and, together with Enron North America Corp., Enron). In late January 2003, after several months of discussions attempting to arrive at a settlement with Enron concerning the amount owed by Delmarva and CESI, EPMI filed an adversary complaint (the Complaint) against CESI in the Bankruptcy Court for the Southern District of New York. The Complaint seeks an order from the Bankruptcy Court that, among other things, (1) awards damages in the amount of approximately $11.7 million, plus interest and attorney's fees and additional damages (in an amount to be determined at trial), (2) declares unenforceable the provisions of the master power purchase and sale agreement (MPPSA) between CESI and EPMI that permitted CESI to set off against any amounts CESI owes EPMI under the MPPSA any amounts due by EPMI or any of its affiliates to CESI or any of its affiliates under any agreements among EPMI or any of its affiliates and CESI and any of its affiliates, and (3) declares that the arbitration provision in the MPPSA should not be enforced. CESI disagrees with Enron's calculation of the amount due (CESI's calculations result in an amount due of approximately $3.8 million) and believes that Enron's other claims are without merit. CESI's response to the Complaint is due on April 7, 2003. At the present time, it is not possible to predict the outcome of this suit or to estimate with specificity the amount that CESI will ultimately pay Enron; however, based on, among other factors, the specific provisions in the applicable contracts of the Conectiv subsidiaries with Enron and applicable legal principles, Management does not believe that the Company has material financial exposure related to the Enron bankruptcy.

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

Third Party Guarantees
At December 31, 2002, Pepco Holdings and its subsidiaries guaranteed $416.5 million of third party obligations. The detail of these guarantees is summarized below.

	Guarantor
	PHI	Conectiv	PCI	Total
	(Dollars in Millions)
Energy trading obligations of Conectiv Energy	$80.7	$136.3	-	$217.0
Energy trading obligations of Pepco Energy Services	36.9	-	-	36.9
Construction performance guarantees	85.3	36.6	-	121.9
Other	-	28.2	12.5	40.7
Total	$202.9	$201.1	$12.5	$416.5

     Pepco Holdings and the above referenced significant subsidiaries guarantee payments to counter-parties related to routine energy trading obligations, including requirements under BGS contracts for ACE. A portion of Conectiv's Mid-merit plant program and the energy management programs of Pepco Energy Services contains construction payment guarantees. Pepco Holdings also has investments in partnerships and joint ventures, which are accounted for under the equity method of accounting. Pepco Holdings and its subsidiaries guarantee certain payment and performance obligations associated with these unconsolidated entities.

Dividends Declared
Pepco Holdings' Board of Directors has declared a quarterly dividend on common stock of $.25 per share to be paid March 31, 2003, to shareholders of record on March 10, 2003.
(15) QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(Millions of Dollars, except Per Share Data)
2002
Total Operating Revenue	$489.2	581.2	1,641.2	1,607.5	4,324.5
Total Operating Expenses	$426.3	481.8	1,383.4	1,484.7	3,778.9
Operating Income	$62.9	99.4	257.8	122.8	545.6
Other (Expenses)	$(24.9)	(25.0)	(62.2)	(75.5)	(190.4)
Preferred Stock Dividend Requirements of Subsidiaries	$3.6	3.6	6.1	7.4	20.6
Income Tax Expense	$11.1	25.1	74.3	13.6	124.1
Net Income	$23.3	45.7	115.2	26.3	210.5
Basic Earnings Per Share of Common Stock	$.22	.43	.80	.16	1.61
Diluted Earnings Per Share of Common Stock	$.22	.43	.80	.16	1.61
Cash Dividends Per Common Share	$.25	.25	.25	.25	1.00

2001
Total Operating Revenue	$607.0	592.0	720.0	481.9	2,400.5
Total Operating Expenses	$474.7	492.5	586.8	489.3	2,034.1
Operating Income	$132.8	99.5	133.2	(7.4)	366.4
Other (Expenses)	$(19.0)	(28.4)	(25.1)	(32.4)	(105.3)
Preferred Stock Dividend Requirements of Subsidiaries	$3.5	3.6	3.6	3.6	14.2
Income Tax Expense (Benefit)	$46.6	19.3	35.8	(26.2)	83.5
Net Income (Loss)	$63.7	48.2	68.7	(17.2)	163.4
Basic Earnings (Loss) Per Share of Common Stock	$.58	.45	.64	(.16)	1.51
Diluted Earnings (Loss) Per Share of Common Stock	$.57	.45	.64	(.16)	1.50
Cash Dividends Per Common Share	$.415	.25	.25	.25	1.165

NOTES:

As a result of the merger transaction that was completed on August 1, 2002, the third and fourth quarter 2002 results are not comparable with the prior years presented. For additional information, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations "Overview" and "Lack of Comparability of Operating Results with Prior Years" sections, herein.

The Company's subsidiaries' sales of electric energy are seasonal and, accordingly, comparisons by quarter within a year are not meaningful. The totals of the four quarterly basic earnings per common share and diluted earnings per common share may not equal the basic earnings per common share and diluted earnings per common share for the year due to changes in the number of common shares outstanding during the year and, with respect to the diluted earnings per common share, changes in the amount of dilutive securities.

All periods presented include the reclassification of revenues and expenses required by EITF 02-3.
THIS PAGE LEFT INTENTIONALLY BLANK.
Report of Independent Accountants
To the Shareholder and Board of Directors of Potomac Electric Power Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and shareholder's equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Potomac Electric Power Company and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP Washington, DC February 10, 2003, except as to the first and second paragraphs of Note 12 for which the date is March 4, 2003

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF EARNINGS
For the Year Ended December 31,	2002	2001	2000
(Millions of Dollars)
Operating Revenue
Utility	$1,533.9	$1,723.5	$2,220.6
Competitive	454.1	647.7	344.9
Gain on divestiture of generation assets	-	29.3	423.8
Total Operating Revenue	1,988.0	2,400.5	2,989.3
Operating Expenses
Fuel and purchased energy	994.7	1,238.1	1,183.7
Other operation and maintenance	316.9	373.4	409.8
Depreciation and amortization	153.3	170.6	247.6
Other taxes	198.2	186.5	207.4
Impairment losses	-	65.5	45.7
Total Operating Expenses	1,663.1	2,034.1	2,094.2
Operating Income	324.9	366.4	895.1
Other Income (Expenses)
Interest and dividend income	20.6	62.0	27.7
Interest expense	(106.5)	(148.7)	(211.5)
Loss from Equity Investments, principally a Telecommunication Entity	(2.1)	(23.9)	(17.1)
Other income	(8.3)	5.3	8.2
Total Other Expenses	(96.3)	(105.3)	(192.7)

Distributions on Preferred Securities of Subsidiary Trust	9.2	9.2	9.2

Income Tax Expense	80.3	83.5	341.2

Net Income	139.1	168.4	352.0

Dividends on Preferred Stock	5.0	5.0	5.5

Earnings Available for Common Stock	$134.1	$163.4	$346.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31,	2002	2001	2000
(Millions of Dollars)

Net income	$139.1	$168.4	$352.0

Other comprehensive income/(loss), net of taxes

Marketable Securities

Unrealized gain/(loss) on marketable securities net of reclassification adjustments and net of taxes (benefit) of $.8 million, $1.6 million and $(3.1) million for the years ended December 31, 2002, 2001, and 2000, respectively	1.5	2.9	(5.7)

Interest rate swap agreement designated as cash flow hedge

Unrealized gain/(loss) from cash flow hedge net of reclassification adjustments and net of taxes (benefit) of $1.4 million, $(1.2) million, and zero for the years ended December 31, 2002, 2001, and 2000	2.7	(2.1)	-

Other comprehensive income/(loss), net of taxes	4.2	.8	(5.7)

Comprehensive income	$143.3	$169.2	$346.3
The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED BALANCE SHEETS
December 31, 2002		December 31, 2001
ASSETS
(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 13.9	$ 515.5
Marketable securities	-	161.2
Accounts receivable, less allowance for uncollectible accounts of $3.6 million and $9.5 million	373.4	401.2
Fuel, materials and supplies - at average cost	37.8	37.8
Prepaid expenses and other	10.2	24.2
Total Current Assets	435.3	1,139.9
INVESTMENTS AND OTHER ASSETS
Regulatory assets, net	-	14.3
Investment in finance leases	-	736.0
Prepaid pension expense	182.3	152.4
Other	108.5	489.9
Total Investments and Other Assets	290.8	1,392.6
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,550.0	4,361.9
Accumulated depreciation	(1,739.7)	(1,608.5)
Net Property, Plant and Equipment	2,810.3	2,753.4
TOTAL ASSETS	$3,536.4	$5,285.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.
POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED BALANCE SHEETS
December 31, 2002		December 31, 2001
LIABILITIES AND SHAREHOLDER'S EQUITY
(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$ 90.0	$ 458.2
Accounts payable and accrued payroll	167.4	224.1
Capital lease obligations due within one year	15.6	15.2
Interest and taxes accrued	57.6	92.6
Other	164.4	175.3
Total Current Liabilities	495.0	965.4
DEFERRED CREDITS
Regulatory liabilities, net	15.9	-
Income taxes	589.4	501.6
Investment tax credits	22.6	24.7
Other	28.1	38.8
Total Deferred Credits	656.0	565.1

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt	1,083.5	1,602.1
Capital lease obligations	118.7	120.3
Total Long-Term Debt and Capital Lease Obligations	1,202.2	1,722.4
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	125.0	125.0

PREFERRED STOCK
Serial preferred stock	35.3	35.3
Redeemable serial preferred stock	47.5	49.5
Total Preferred Stock	82.8	84.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY
Common stock, $.01 and $1 par value, respectively - authorized 400,000,000 and 200,000,000 shares, respectively - issued 100 shares and 118,544,883 shares, respectively	-	118.5
Premium on stock and other capital contributions	507.6	1,028.3
Capital stock expense	(1.1)	(12.9)
Accumulated other comprehensive loss	-	(6.7)
Retained income	468.9	974.1
	975.4	2,101.3

Less cost of shares of common stock in treasury (none and 11,323,707 shares, respectively)	-	(278.1)

Total Shareholder's Equity	975.4	1,823.2

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,536.4	$5,285.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31,	2002		2001	2000
(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$ 139.1		$168.4	$352.0
Adjustments to reconcile net income to net cash from (used by) operating activities:
Net gain on divestiture of generation assets	-		(29.3)	(423.8)
Impairment losses	-		65.5	45.7
Depreciation and amortization	153.3		170.6	247.6
Changes in:
Accounts receivable	9.6		80.0	(184.5)
Regulatory assets, net	112.8		(152.2)	(227.0)
Prepaid expenses	14.0		389.4	(377.7)
Accounts payable and accrued payroll	12.5		(52.7)	34.8
Interest and taxes accrued, including Federal income tax refund of $135.4 million in 2002	73.6		(721.8)	727.8
Net other operating activities, including divestiture related items in 2001 and 2000	(48.6)		(11.0)	(216.3)
Net Cash From (Used By) Operating Activities	466.3		(93.1)	(21.4)
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(194.7)		(245.3)	(225.5)
Proceeds from/changes in:
Divestiture of generation assets	-		156.2	2,741.0
Purchase of leveraged leases	(111.6)		(157.7)	-
Sales of marketable securities, net of purchases	2.2		75.4	(38.2)
Purchases of other investments, net of sales	(15.4)		(56.9)	(78.5)
Sale of aircraft	4.1		22.9	87.1
Net other investing activities, including $8.9 million in POM cash transferred to Pepco Holdings in 2002	(8.9)		(8.0)	(90.5)
Net Cash (Used By) From Investing Activities	(324.3)		(213.4)	2,395.4
FINANCING ACTIVITIES
Dividend to Pepco Holdings	(432.3)		-	-
Dividends paid on Pepco preferred and common stock	(67.6)		(131.5)	(195.9)
Redemption of preferred stock	(2.0)		(5.6)	(9.7)
Reacquisition of Pepco's common stock	(2.2)		(78.1)	(200.0)
Issuances of long-term debt	34.3		92.4	-
Reacquisitions of long-term debt	(128.4)		(1,059.9)	(216.4)
Repayments of short-term debt, net or issuances	(43.2)		138.5	12.1
Net other financing activities	(2.2)		1.6	1.8
Net Cash Used By Financing Activities	(643.6)		(1,042.6)	(608.1)

Net (Decrease) Increase In Cash and Cash Equivalents	(501.6)		(1,349.1)	1,765.9
Cash and Cash Equivalents at Beginning of Year	515.5		1,864.6	98.7
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 13.9	$ $	515.5	$1,864.6

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) for interest (net of capitalized interest of $- million, $2.6 million, and $3.4 million) and income taxes:
Interest	$ 125.4		$172.0	$108.4
Income taxes	$ (144.1)		$781.2	$45.8
The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Common Stock Shares Par Value		Premium on Stock	Accumulated Other Comprehensive Income (Loss)	Retained Income

(Dollar Amounts in Millions)

BALANCE, DECEMBER 31, 1999	118,530,802	$118.5	$1,025.4	($1.8)	$781.1
Net Income	-	-	-	-	352.0
Other comprehensive (loss)	-	-	-	(5.7)	-
Dividends:
Preferred stock	-	-	-	-	(5.5)
Common stock	-	-	-	-	(190.4)
Conversion of stock options	13,934	-	0.3	-	-
Gain on acquisition of preferred stock	-	-	1.6	-	-
BALANCE, DECEMBER 31, 2000	118,544,736	$118.5	$1,027.3	($7.5)	$937.2
Net Income	-	-	-	-	168.4
Other comprehensive loss	-	-	-	(.8)	-
Dividends:
Preferred stock	-	-	-	-	(5.0)
Common stock	-	-	-	-	(126.5)
Conversion of stock options	147	-	-	-	-
Gain on acquisition of preferred stock	-	-	.7	-	-
Release of restricted stock	-	-	.3	-	-
BALANCE, DECEMBER 31, 2001	118,544,883	$118.5	$1,028.3	($6.7)	$974. 1
Net Income	-	-	-	-	139.1
Other comprehensive income	-	-	-	4.2	-
Dividends:
Preferred stock	-	-	-	-	(5.0)
Common stock	-	-	-	-	(62.6)
Dividends to Pepco Holdings					(432.2)
Merger Related Transactions:
Transfer of ownership of PCI and PES	-	-	(545.9)	2.5	54.2
Change in shares outstanding and par value of shares due to cancellation	(107,221,076)	(107.2)	118.5	-	-
Premium on capital stock retired, net of expense	-	-	(28.9)	-	18.2
Transfer of premium on treasury shares	-	-	(62.1)	-	62.1
Cancellation of treasury shares and related capital stock expense	(11,323,707)	(11.3)	(2.3)	-	(279.0)
BALANCE, DECEMBER 31, 2002	100	$ -	$ 507.6	$ -	$468.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
POTOMAC ELECTRIC POWER COMPANY
(1) ORGANIZATION

     On August 1, 2002, Potomac Electric Power Company (Pepco or the Company) closed on its acquisition of Conectiv for a combination of cash and stock valued at approximately $2.2 billion. In accordance with the terms of the merger agreement, both Pepco and Conectiv became subsidiaries of Pepco Holdings, Inc. (Pepco Holdings, formerly New RC, Inc.) a registered holding company under the Public Utility Holding Company Act of 1935. Pepco Holdings was incorporated under the laws of Delaware on February 9, 2001 for the purpose of effecting the merger. As part of the merger transaction, holders of Pepco's common stock immediately prior to the August 1, 2002 merger received in exchange for their Pepco shares approximately 107,125,976 shares of Pepco Holdings common stock, par value $.01 per share. Additionally, Pepco issued 100 shares of common stock, par value $.01, all of which are owned by Pepco Holdings.

     Since August 1, 2002, Pepco is engaged solely in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Under settlements entered into with regulatory authorities, Pepco is required to provide electricity supply at specified rates (referred to as "default service") to customers in Maryland until July 2004 and to customers in Washington, D.C. until February 2005. Under a full requirements contract entered into in 2000 in connection with the purchase by Mirant Corporation (Mirant) of substantially all of Pepco's electricity generation assets, Mirant is obligated to supply Pepco with all of the capacity and energy needed to fulfill these default service obligations at fixed prices that are lower than currently approved tariff rates that Pepco charges for providing such service. If Mirant were to fail to fulfill its supply obligations, Pepco would have to find alternative sources of supply at rates then prevailing.

     Until August 1, 2002, Pepco was also engaged in the management of a diversified financial investments portfolio and the supply of energy products and services in competitive retail markets. These activities were performed through the Company's wholly owned unregulated subsidiary at that time, POM Holdings, Inc. (POM) which until August 1, 2002, was the parent company of two wholly owned subsidiaries, Potomac Capital Investment Corporation (PCI) and Pepco Energy Services, Inc. (Pepco Energy Services). PCI managed the Company's financial investment portfolio and Pepco Energy Services provided competitive energy products and services. PCI's investment in Starpower Communications, LLC, which provides cable and telecommunication services in the Washington, D.C. area, is owned by its wholly owned subsidiary Pepco Communications, Inc. (Pepcom). After the merger, the stock of PCI, Pepco Energy Services, and Pepcom was distributed as a dividend to Pepco Holdings, which resulted in Pepco Holdings becoming the new parent company of PCI, Pepco Energy Services, and Pepcom.

     Additionally, the Company has a wholly owned Delaware statutory business trust, Potomac Electric Power Company Trust I, and a wholly owned Delaware Investment Holding Company, Edison Capital Reserves Corporation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation

     As discussed in the "Overview" section herein, on August 1, 2002, in accordance with the terms of the merger agreement, Pepco transferred its ownership of PCI and Pepco Energy Services to Pepco Holdings. Accordingly, the accompanying consolidated balance sheet and consolidated statement of shareholders' equity as of December 31, 2002 include only Pepco's operations. The consolidated balance sheet as of December 31, 2001, and the consolidated statements of shareholders' equity as of December 31, 2001 and 2000, respectively, as previously reported by Pepco, include the consolidated accounts of Pepco and its pre-merger wholly owned subsidiaries, PCI and Pepco Energy Services.

     The accompanying consolidated statements of earnings and the consolidated statements of cash flows for the year ended December 31, 2002 include Pepco's operations for the entire year consolidated with its pre-merger subsidiaries operations for the seven months of January 2002 through July 2002. The accompanying consolidated statements of earnings and consolidated statements of cash flows for the years ended December 31, 2001 and 2000, as previously reported by Pepco, include the consolidated operations of Pepco and its pre-merger subsidiaries, for the entire year presented.

Accordingly, the 2002 balances included in the accompanying consolidated financial statements referred to above are not comparable with the 2001 and 2000 balances.
Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial statement and the reported amounts of revenue and expenses during the reporting period. Examples of estimates used by the Company include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, unbilled revenue, and pension assumptions. Actual results may differ significantly from these estimates under different assumptions or conditions.

Regulation of Power Delivery Operations

     Pepco is regulated by the Maryland Public Service Commission (Maryland Commission), the District of Columbia Public Service Commission (D.C. Commission), and its wholesale business is regulated by the Federal Energy Regulatory Commission (FERC).

Revenue Recognition

     Pepco's revenue for services rendered but unbilled as of the end of each month is accrued and included in the accounts receivable balance on the accompanying consolidated balance sheets. Revenue from Pepco Energy Services' energy services contracts and from PCI's utility industry services contracts was recognized using the percentage-of-completion method of revenue recognition, which recognized revenue as work progressed on the contract. Revenue from Pepco Energy Services' electric and gas marketing businesses was recognized as services when rendered.

Accounting For Certain Types of Regulation

     Based on the regulatory framework in which it has operated, Pepco has historically applied, and in connection with its transmission and distribution business continues to apply, the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71) "Accounting for the Effects of Certain Types of Regulation." SFAS 71 allows regulated entities, in appropriate circumstances, to establish regulatory assets and to defer the income statement impact of certain costs that are expected to be recovered in future rates. Management's assessment of the probability of recovery of regulatory assets requires judgment and interpretation of laws, regulatory commission orders, and other factors. Should existing facts or circumstances change in the future to indicate that a regulatory asset is not probable of recovery, then the regulatory asset would be charged to earnings.

The components of Pepco's regulatory (liability)/asset balances at December 31, 2002 and 2001, are as follows:
	2002	2001
	(Millions of Dollars)
Income taxes recoverable through future rates, net	$ 41.6	$55.6
Customer sharing commitment	(7.1)	(14.5)
Unamortized debt reacquisition costs	27.3	25.7
Deferred fuel liability, net	-	(13.4)
Generation Procurement Credit and Other	(77.7)	(39.1)
Net Regulatory (Liability)/Asset	$(15.9)	$14.3

Income Taxes Recoverable Through Future Rates, net: Represents the portion of deferred income tax liabilities applicable to Pepco's utility operations that has not been reflected in current customer rates for which future recovery is probable. As temporary differences between the financial statement and tax bases of assets reverse, deferred recoverable income taxes are amortized.

Customer Sharing Commitment: Represents portion of the Company's gain on divestiture of its generating assets remaining to be shared with customers.

Unamortized Debt Reacquisition Costs: The costs of debt extinguishment for which recovery through regulated utility rates is probable are deferred and subsequently amortized to interest expense during the rate recovery period.

Generation Procurement Credit (GPC) and Other: GPC represents the customers' share of profits that Pepco has realized on the procurement and resale of generation services to standard offer service customers that has not yet been distributed to customers. Pepco is currently distributing the customers' share of profits monthly to all distribution customers in a billing credit. Pepco's December 2000 generation divestiture settlement agreements, approved by both the D.C. and Maryland Commissions, required the sharing between customers and shareholders of any profits earned during the four year transition period in each jurisdiction.

Environmental Remediation Costs

     The Company accrues environmental remediation costs at the time that management determines that it is probable that an asset has been impaired or that a liability has been incurred and the amount of the loss can be reasonably estimated. Environmental remediation costs are charged as an operating expense unless the costs extend the life of an asset or prevent environmental contamination that has yet to occur, in which case the costs are capitalized. Amounts that the Company has determined are probable of recovery from third parties, such as insurance carriers, are netted against the operating expense line item. The amount that is probable of recovery from third parties and the anticipated liability for environmental remediation costs are separately recorded. Amounts accrued for probable environmental remediation costs that may be incurred in the future are not measured on a discounted basis.

Transition Power Agreement and Generation Procurement Credit

     As part of the agreement to divest its generation assets, Pepco signed a Transition Power Agreement (TPA) with Mirant. Under the TPA, Pepco has the ability of acquiring all of the energy and capacity that is needed for Standard Offer Service from Mirant at prices that are below the Company's current cost-based billing rates for Standard Offer Service, thereby providing Pepco with a built-in margin on all Standard Offer Service sales that Pepco acquires from Mirant. Under the settlement agreements mentioned above, Pepco will share such margin amounts with customers on an annual cycle basis, beginning in Maryland with the period July 1, 2000 to June 30, 2001 and from February 9, 2001, to February 8, 2002, in D.C. (the GPC).

     In both jurisdictions, amounts shared with customers each year are determined only after Pepco recovers certain guaranteed annual reductions to customer rates. In addition, because the annual cycle for the GPC in Maryland began on July 1, 2000, Pepco supplied SOS from its traditional sources until the Generation Assets were sold and, thus, recorded losses on SOS sales during this period, mostly because of higher summer generating costs. Therefore, margin amounts from SOS sales in Maryland between January 8, 2001, and June 30, 2001, will be recorded as income to Pepco until both the guaranteed rate reduction amount and the SOS losses incurred in 2000 are recovered. Once such amounts are recovered, profit is shared with customers in Maryland generally on a 50/50 basis.

Accounting For Marketable Securities

     Prior to the merger, Pepco held investments in marketable equity securities and investment grade commercial paper through its subsidiary PCI. These investments were classified as available-for-sale securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses on available-for-sale securities were excluded from earnings and were reported in accumulated other comprehensive income on the accompanying consolidated balance sheet for 2001.

Accounts Receivable and Allowance for Uncollectible Accounts

     Pepco's accounts receivable balances primarily consist of customer account receivable, other accounts receivable, and accrued unbilled revenue. Accrued unbilled revenue represents revenue earned in the current period but not billed to the customer until a future date, usually within one month. Pepco uses the allowance method to account for uncollectible accounts receivable.

Cash And Cash Equivalents
Cash and cash equivalents includes cash on hand, money market funds, and commercial paper with original maturities of three months or less.
Other Assets
The other assets balance principally consists of deferred compensation trust assets and unamortized debt expense.
Other Current Liabilities

     The other current liability balance principally consists of customer deposits, accrued vacation liability, other post-retirement/post-employment benefits, and the current portion of deferred income taxes.

Short-Term Debt

     Short-term financing requirements have been principally satisfied through the sale of commercial promissory notes. Interest rates for the Utility's short-term financing during 2002 ranged from 1.50% to 2.14% and for 2001 ranged from 2.06% to 6.61%. Additionally, a minimum 100% line of credit back-up for outstanding commercial promissory notes is maintained. This line of credit was unused during 2002, used for several days due to limited market accessability following the terrorist attacks on September 11, 2001, and otherwise was unused during 2001 and 2000. Pepco's commercial paper balance was $40 million and $118 million at December 31, 2002 and 2001, respectively.

Amortization Of Debt Issuance And Reacquisition Costs

     Expenses incurred in connection with the issuance of long-term debt, including premiums and discounts associated with such debt, are deferred and amortized over the lives of the respective issues. Costs associated with the reacquisition of debt are also deferred and amortized over the lives of the new issues.

Derivative Instruments and Hedging Activities

     While wholly owned by Pepco, PCI entered into interest rate swap agreements to manage its overall borrowing rate and limit its interest rate risk and Pepco Energy Services, in support of its retail energy sales operations, entered into forward and futures contracts to hedge firm commitments or anticipated commodity transactions and to create trading positions. The agreements and contracts that did not require physical delivery of a commodity but are used to hedge price risk in connection with serving customers were accounted for in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133) entitled, "Accounting for Derivative Instruments and Hedging Activities" and Statement of Financial Accounting Standards No. 138 (SFAS 138) entitled, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

Energy Trading Reclassifications

     In 2002, the Emerging Issues Task Force issued a pronouncement entitled EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which addresses the presentation of revenue and expense associated with "energy trading book" contracts on a gross vs. net basis. Previously, the EITF concluded that gross presentation was acceptable, but with the issuance of EITF 02-3 and the subsequent guidance provided by the EITF, net presentation is required. Pepco does not enter into trading activities that are subject to the provisions of the pronouncement, however, its pre-merger subsidiary Pepco Energy Services did enter into such transactions and historically classified these contracts on a gross basis.

     Pepco Energy Services has completed its evaluation of the extent of the revenue and expense reclassifications required by EITF 02-3. Beginning with July 2002, all trades were recorded net. However, based on the provisions of EITF 02-3, Pepco Energy Services' results during the period January 2002 through June 2002 required a reclassification adjustment that reduced its revenues by $22.6 million. Additionally, Pepco Energy Services' revenues decreased from $643.9 million to $541.5 million and from $234.9 million to $212.4 million, for the years ended December 31, 2001 and 2000, respectively. There is no impact on Pepco's overall financial position or net results of operations as a result of the implementation of EITF 02-3.

Severance Costs

     Through December 31, 2002, Pepco accounted for its subsidiaries' severance costs in accordance with the provisions of EITF No. 94-3 (EITF 94-3) "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." For any activities after January 1, 2003, the Company will apply the provisions of newly issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

     During 2002, Pepco's management approved initiatives by Pepco to streamline its operating structure by reducing the number of employees. These initiatives met the criteria for the accounting treatment provided under EITF 94-3. As of December 31, 2002, Pepco accrued $17.5 million of severance costs in connection with the plan. These costs relate to 196 employees, who primarily work in the power delivery business. Management intends to pay the severance costs by the end of 2003.

Pension and Other Post Employment Benefit Plans

     Following the consummation of the acquisition of Conectiv by Pepco on August 1, 2002, the Pepco General Retirement Plan was merged into Pepco Holdings noncontributory retirement plan (the Plan) on December 31, 2002. The provisions and benefits of the merged plan for Pepco employees are identical to those of the original Pepco plan. In addition to providing pension benefits, Pepco also provides certain health care and life insurance benefits for eligible employees (OPEBS).

     The Company accounts for the Plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and its OPEBS in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company's financial statement disclosures were prepared in accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

     Pepco's pension assets did not achieve the level of returns assumed in the determination of their pension expense accruals during 2002. As a result, Pepco contributed $35 million to its pension plan in December 2002 to exceed a funding level of 100% with respect to its accrued benefit obligation.

Asset Impairment Evaluation

     Pepco tests its long-lived assets for recoverability in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 was effective beginning with Pepco's fiscal 2002 financial statements. Prior to the effective date of SFAS No. 144, Pepco tested for recoverability of its long lived assets in accordance with the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 prescribes that long-lived assets are to be tested for recoverability in order to determine if they are impaired whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

     During 2001, PCI determined that its aircraft portfolio was impaired and wrote the portfolio down to its fair value by recording a pre-tax impairment loss of $55.5 million ($36.1 million after-tax). Also during 2001 PCI recorded a pre-tax write-off of $10 million ($6.5 million after-tax) related to its preferred stock investment in a wholly owned subsidiary of Enron. During 2000, Pepco assessed whether the carrying amounts of the Benning Road and Buzzard Point generating stations that were transferred to Pepco Energy Services were determined to be impaired and were written down to their fair value by recognizing a pre-tax impairment loss of $40.3 million ($24.1 after-tax). Additionally, during 2000 PCI had several miscellaneous write-offs which totaled $5.4 million, pre-tax.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which is required to be adopted for financial statements issued for fiscal years beginning after June 15, 2002 (the Company's first quarter 2003 financial statements). This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. Pepco has completed its assessment of the provisions of SFAS No. 143 and believes that although the implementation of the Statement will result in certain account reclassifications it will not have a material impact on the Company's financial position or results of operations.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt (an amendment of APB Opinion No. 30)." SFAS No. 4 had required that material gains and losses on extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145, SFAS No. 4 is rescinded effective for fiscal years beginning after May 15, 2002. Due to the rescission of SFAS No. 4, it is less likely that a gain or loss on extinguishment of debt would be classified as an extraordinary item in Pepco Holdings' Consolidated Statements of Income.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The primary effect of applying SFAS No. 146 will be on the timing of recognition of costs associated with exit or disposal activities. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. Additional disclosures are also prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002 (Pepco's first quarter 2003 financial statements). The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Pepco is in the process of assessing the provisions of FIN 45 in order to determine its impact on the its financial position and results of operations.

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Pepco is in the process of assessing the provisions of FIN 46 in order to determine its impact on the Company's financial position or results of operations.

(3) SEGMENT INFORMATION

     As a result of the merger transaction on August 1, 2002, Pepco has determined that its regulated utility operations represent its only reportable segment under the provisions of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). Accordingly, Pepco's segment disclosure for the year ended 2002 includes its reportable utility segment information, with PCI and Pepco Energy Services' pre-merger seven months ended July 2002 operations presented as separate columns. Prior to the August 1, 2002 merger Pepco identified two reportable segments: its utility operations and POM's operations (Competitive Segment). Based on this current year change in reportable segments, Pepco has restated its year-end 2001 and 2000 segment disclosures to conform to the 2002 presentation. The information presented is in millions of dollars.

	Reportable Utility Segment	PCI	PES	(A) Elim.	Total Pepco
For the Year Ended December 31, 2002
Operating Revenue	$1,533.9	$59.2	$401.0	$(6.1)	$1,988.0
Operating Expenses	1,241.5	26.3	401.4	(6.1)	1,663.1
Operating Income	292.4	32.9	(.4)	-	324.9
Net Income	124.0	14.9	.2	-	139.1

Total Assets	$3,536.4	$ -	$ -	$ -	$3,536.4

	Reportable Utility Segment	PCI	PES	(A) Elim.	Total Pepco
For the Year Ended December 31, 2001
Operating Revenue	$1,752.8	$ 112.2	$541.5	$ (6.0)	$2,400.5
Operating Expenses	1,369.7	146.3	524.1	(6.0)	2,034.1
Operating Income	383.1	(34.1)	17.4	-	366.4
Net Income	194.2	(36.1)	10.3	-	168.4
Total Assets	$5,010.0	$1,289.9	$211.8	$(1,225.8)	$5,285.9
	Reportable Utility Segment	PCI	PES	(A) Elim.	Total Pepco
For the Year Ended December 31, 2000
Operating Revenue	$2,644.4	$ 132.5	$212.4	$ -	$2,989.3
Operating Expenses	1,794.8	70.5	228.9	-	2,094.2
Operating Income	849.6	62.0	(16.5)	-	895.1
Net Income	348.9	11.9	(8.8)	-	352.0
Total Assets	$7,967.4	$1,232.2	$176.6	$(2,348.8)	$7,027.3
(A)	Represents the elimination of rent paid to PCI for Pepco's lease of office space in PCI's 10-story commercial office building. The lease commenced in June 2001.
(4) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of the following.
At December 31, 2002	Original Cost	Accumulated Depreciation	Net Book Value
	(Millions of Dollars)
Distribution	$3,313.0	$1,304.7	$2,008.3
Transmission	704.3	251.3	453.0
General	436.5	183.0	253.5
Construction work in progress	65.4	-	65.4
Nonoperating and other property	30.8	.7	30.1
Total	$4,550.0	$1,739.7	$2,810.3
At December 31, 2001
Distribution	$ 3,163.0	$1,213.2	$1,949.8
Transmission	701.3	239.0	462.3
General	359.3	155.7	203.6
Construction work in progress	115.2	-	115.2
Nonoperating and other property	23.1	.6	22.5
Total	$ 4,361.9	$1,608.5	$2,753.4

The nonoperating and other property amounts include balances for distribution and transmission plant held for future use as well as other property held by non-utility subsidiaries.

    Pepco uses separate depreciation rates for each electric plant account. The rates, which vary from jurisdiction to jurisdiction, were equivalent to a system-wide composite depreciation rate of approximately 3.5% for Pepco's transmission and distribution system property in 2002, 2001 and 2000.

Property, plant and equipment includes regulatory assets of $53 million and $47 million at December 31, 2002 and 2001, respectively, which are accounted for pursuant to SFAS No. 71.
(5) PENSIONS AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (OPEB)
Pension Benefits

     The Pepco Holdings Retirement Plan (Plan) is a noncontributory plan that covers substantially all employees of Pepco, DPL, ACE and certain employees of other Pepco Holdings subsidiaries. Effective December 31, 2002, following the August 1, 2002 Pepco and Conectiv merger, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Plan. The provisions and benefits of the merged plan for Pepco employees are identical to those of the original Pepco plan and for DPL and ACE employees the provisions and benefits are identical to the original Conectiv plan.

     The acquisition of Conectiv by Pepco in August 2002 resulted in purchase accounting requirements that are reflected in the net periodic pension cost. Under such accounting, Conectiv's accrued pension liability was adjusted on August 1, 2002 through consolidation to recognize all previously unrecognized gains and losses arising from past experience different from that assumed, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No.87, "Employers' Accounting for Pensions." The Conectiv Plan transferred a projected benefit obligation of $804 million and plan assets of $744 million on August 1, 2002.

     As a result of the divestiture of Pepco's Generation Assets to Mirant, in December 2000 Pepco recognized a curtailment charge of approximately $8.7 million. Since this charge is the direct result of the divestiture, it was considered to be a transaction cost and was netted against the gain on divestiture of Generation Assets on the Company's accompanying statements of earnings for the year ended December 31, 2000. Additionally, in accordance with the terms of the divestiture, with respect to generation employees transferred from the Company to Mirant, the Company is only responsible for the portion of transferred employees' pensions that relate to service with the Company.

     Pension expense/(income) included in net period benefit cost was $9.0 million in 2002, $(3) million in 2001, and $3 million in 2000. The 2002 net period benefit cost amount of $9.0 million includes $2.9 million of Conectiv net benefit cost for the period August 1, 2002 through December 31, 2002. The components of net periodic benefit cost were computed as follows.

	Pension Benefits
	2002	2001	2000
	(Millions of Dollars)
Components of Net Periodic Benefit Cost
Service cost	$ 16.0	$ 9.7	$ 12.8
Interest cost	54.1	36.3	37.2
Expected return on plan assets	(69.0)	(50.9)	(48.7)
Amortization of prior service cost	1.0	1.0	1.4
Recognized actuarial loss	6.9	.9	.3
Net Period Benefit Cost	$ 9.0	$ (3.0)	$ 3.0
The $9 million in net period benefit cost presented above is comprised of $6.1 million for Pepco and $2.9 million for Conectiv.

     Pension program assets are stated at fair value and are composed of approximately 42% and 45% of fixed income investments (including cash equivalents) with the balance in equity investments at December 31, 2002 and 2001, respectively. No Pepco Holdings stock is included in the pension program assets.

The changes in benefit obligation and fair value of plan assets are presented in the following table.
	Pension Benefits
	2002	2001
	(Millions of Dollars)
Change in Benefit Obligation
Projected Benefit obligation at beginning of year	$ 548.3	$532.3
Service cost	16.0	9.7
Interest cost	54.1	36.3
Acquisition	804.1	-
Actuarial loss	40.7	3.2
Benefits paid	(64.3)	(33.2)
Projected Benefit Obligation at End of Year	$1,398.9	$548.3
Accumulated Benefit Obligation at December 31	$1,228.2	$489.0
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$ 555.0	$576.9
Actual return on plan assets	(37.2)	(14.6)
Company contributions	35.0	25.0
Acquisition	744.3	-
Benefits paid	(56.5)	(32.3)
Fair Value of Plan Assets at End of Year	$1,240.6	$555.0

The following table sets forth the Program's prepaid benefit cost.
	Pension Benefits
	2002	2001
	(Millions of Dollars)
Funded status	$ (158.3)	$ 6.7
Unrecognized actuarial loss	278.1	139.6
Unrecognized prior service cost	5.1	6.1
Prepaid Benefit Cost	$ 124.9	$ 152.4
The actuarial assumptions for Pepco and Conectiv at December 31, 2002, and 2001 are:
	2002	2001
Discount rate	6.75%	7.0%
Expected return on plan assets
Pepco	9.0%	9.0%
Conectiv	9.5%	-
Rate of compensation increase
Pepco	4.0%	4.0%
Conectiv	4.5%	-

     As of January 1, 2002, Pepco and Conectiv's individual plan actuarial valuations incorporated different assumptions for the 2002 year net periodic expense determination. The Company expects to review, and may change the actuarial assumptions of the plan for 2003.

Other Post-Employment Benefits

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for eligible employees (OPEBS). The Company is amortizing the Pepco plan related unrecognized transition obligation measured at January 1, 1993, over a 20-year period.

     The acquisition of Conectiv by Pepco in August 2002 resulted in purchase accounting requirements that are reflected in the net periodic benefit cost. Under such accounting Conectiv's accrued postretirement liability was adjusted on August 1, 2002 through consolidation to recognize all previously unrecognized actuarial gains and losses, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No.106. The Conectiv Plan transferred a projected benefit obligation of $320 million and plan assets of $100 million on August 1, 2002.

     Postemployment benefit expense included in net income was $28.1 million, $15.9 million, and $18 million in 2002, 2001, and 2000, respectively. The 2002 net period benefit cost amount of $28.1 million includes $9.7 million of Conectiv net benefit cost for the period August 1, 2002 through December 31, 2002.

	Other Post Employment Benefits
	2002	2001	2000
	(Millions of Dollars)
Components of Net Periodic Benefit Cost
Service cost	$7.2	$ 4.6	$ 5.8
Interest cost	20.0	8.2	8.2
Expected return on plan assets	(5.2)	(1.9)	(1.9)
Recognized actuarial loss	6.1	5.0	5.9
Net Period Benefit Cost	$28.1	$15.9	$18.0
The $28.1 million in net period benefit cost presented above is comprised of $18.4 million for Pepco and $9.7 million for Conectiv.

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The assumed health care cost trend rate used to measure the expected cost benefits covered by the plan is 10% for the both the Pepco and Conectiv plans. These rates are expected to decline to 5.0% over the next four-year period. A one percentage point change in the assumed health care cost trend rate would have the following effects for fiscal year 2002.

	1 Percentage-Point Increase	1 Percentage-Point Decrease
	(Millions of Dollars)
Effect on total of service and interest cost components	$ 1.6	$ (1.4)
Effect on postretirement benefit obligation	$21.4	$(20.2)
The changes in benefit obligation and fair value of plan assets are presented in the following table.
	Other Post Employment Benefits
	2002	2001
	(Millions of Dollars)
Change in Benefit Obligation
Benefit obligation at beginning of year	$122.3	$113.4
Service cost	7.2	4.7
Interest cost	20.0	8.2
Acquisition	319.8	-
Actuarial loss	22.4	6.0
Benefits paid	(19.3)	(10.0)
Benefit Obligation at End of Year	$472.4	$122.3
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$ 18.7	$ 21.0
Actual return on plan assets	(.4)	(.3)
Company contributions	20.4	5.0
Acquisition	100.2	-
Benefits paid	(15.9)	(7.0)
Fair Value of Plan Assets at End of Year	$123.0	$ 18.7
The following table sets forth the Program's accrued benefit cost.
	Other Post Employment Benefits
	2002	2001
	(Millions of Dollars)
Funded status	$(349.4)	$(103.6)
Unrecognized actuarial loss	82.5	55.2
Unrecognized initial net obligation	12.0	17.4
Accrued Benefit Cost	$(254.9)	$ (31.0)
Actuarial assumptions as of December 31, 2002, and 2001 are:
	2002	2001
Discount rate	6.75%	7.0%
Expected return on plan assets
Pepco	9.0%	9.0%
Conectiv	9.5%	-
Rate of compensation increase
Pepco	4.0%	4.0%
Conectiv	4.5%	-

     As of January 1, 2002, Pepco and Conectiv's individual plan actuarial valuations incorporated different assumptions for 2002 net periodic expense determination. The Company expects to review, and may change the actuarial assumptions of the plans for 2003.

     Pepco funded the 2002 and 2001 portions of its estimated liability for Pepco postretirement medical and life insurance costs through the use of an Internal Revenue Code (IRC) 401 (h) account, within the Company's pension plan, and an IRC 501 (c) (9) Voluntary Employee Beneficiary Association (VEBA). Conectiv also annually funds a portion of its estimated postretirement liability through its VEBAs. Assets are composed of cash equivalents, fixed income investments and equity investments.

     The Company also sponsors defined contribution savings plans covering all eligible employees. Under these plans, the Company makes contributions on behalf of participants. Company contributions to the plans totaled $4.6 million in 2002, $4.3 million in 2001, and $5 million in 2000.

(6) LONG-TERM DEBT
The components of long-term debt are shown below.
		At December 31,
Interest Rate	Maturity	2002	2001
		(Millions of Dollars)
First Mortgage Bonds
5.625%	2003	$50.0	$50.0
6.50%	2005	100.0	100.0
6.25%	2007	175.0	175.0
6.50%	2008	78.0	78.0
5.875%	2008	50.0	50.0
5.75%	2010	16.0	16.0
6.00%	2022	30.0	30.0
6.375%	2023	37.0	37.0
7.25%	2023	100.0	100.0
6.875%	2023	100.0	100.0
5.375%	2024	42.5	42.5
5.375%	2024	38.3	38.3
6.875%	2024	75.0	75.0
7.375%	2025	75.0	75.0
8.50%	2027	-	66.2
7.50%	2028	40.0	40.0
Total First Mortgage Bonds		1,006.8	1,073.0

Medium-Term Notes
7.46% - 7.60%	2002	-	40.0
7.64%	2007	35.0	35.0
6.25%	2009	50.0	50.0
7%	2024	50.0	50.0

Recourse Debt
4.00% - 5.99%	2001-2008	-	92.0
6.00% - 6.99%	2001-2008	-	228.1
7.00% - 8.99%	2001-2004	-	125.7
Nonrecourse debt		-	26.6
Net unamortized discount		(8.3)	(10.3)
Current portion		(50.0)	(108.0)
Net Long-Term Debt		$1,083.5	$1,602.1

     The outstanding First Mortgage Bonds are secured by a lien on substantially all of the Company's property, plant and equipment. Additional bonds may be issued under the mortgage as amended and supplemented in compliance with the provisions of the indenture.

     The aggregate amounts of maturities for long-term debt outstanding at December 31, 2002,are $50 million in 2003, zero in 2004, $100 million in 2005, zero in 2006, $210 million in 2007, and $781.8 million thereafter.

     On July 15, 2002 the Company redeemed at 103.21% of principal amount, plus accrued interest to the redemption date, the entire $66.2 million outstanding principal amount of its 8.5% First Mortgage Bonds.

(7) INCOME TAXES
The provision for income taxes, reconciliation of consolidated income tax expense, and components of consolidated deferred tax liabilities (assets) are shown below.
Provision for Income Taxes
For the Year Ended December 31,
	2002	2001	2000
	(Millions of Dollars)
Current Tax Expense
Federal	$(99.3)	$(0.8)	$465.8
State and local	(17.7)	11.0	114.9

Total Current Tax Expense	(117.0)	10.2	580.7

Deferred Tax Expense
Federal	163.8	58.0	(198.3)
State and local	35.5	18.9	(19.5)
Investment tax credits	(2.0)	(3.6)	(21.7)

Total Deferred Tax Expense (Benefit)	197.3	73.3	(239.5)

Total Income Tax Expense	$80.3	$83.5	$341.2

Reconciliation of Consolidated Income Tax Expense
	For the Year Ended December 31,
	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
	(Millions of Dollars)
Income Before Income Taxes	$219.4		$251.9		$693.2

Income tax at federal statutory rate	$76.8	.35	$88.2	.35	$242.6	.35
Increases (decreases) resulting from
Depreciation	6.9	.03	3.0	.01	11.7	.02
Removal costs	(2.4)	(.01)	(3.0)	(.01)	(5.6)	(.01)
Allowance for funds used during construction	(.1)	-	0.4	-	0.9	-
State income taxes, net of federal effect	11.2	.05	19.4	.08	63.3	.09
Tax credits	(2.4)	(.01)	(3.0)	(.01)	(4.8)	(.01)
Dividends received deduction	(1.1)	(.01)	(2.3)	(.01)	(3.4)	(.01)
Reversal of previously accrued deferred taxes	-	-	(7.3)	(.03)	(2.1)	-
Taxes related to divestiture at non-statutory rates	-	-	6.1	.02	48.3	.07
Dutch gas options	-	-	(14.4)	(.06)	-	-
Other	(8.6)	(.03)	(3.6)	(.01)	(9.7)	(.01)

Total Income Tax Expense	$80.3	.37	$83.5	.33	$341.2	.49
Components of Consolidated Deferred Tax Liabilities (Assets)
	At December 31,
	2002	2001
	(Millions of Dollars)

Deferred Tax Liabilities (Assets)
Depreciation and other book to tax basis differences	$642.3	$511.9
Pension plan contribution	72.1	-
Deferred taxes on amounts to be collected through future rates	16.7	22.4
Deferred investment tax credit	(17.3)	(17.3)
Contributions in aid of construction	(57.2)	(48.1)
Conservation costs (demand side management)
Finance and operating leases	-	123.2
Alternative minimum tax
Assets with a tax basis greater than book basis	-	(26.4)
Customer sharing	(3.7)	(4.7)
Transition costs	(14.3)	(14.3)
Property taxes and other	8.9	(6.3)

Total Deferred Tax Liabilities, Net	647.5	540.4
Deferred tax liabilities included in Other Current Liabilities	58.1	38.8

Total Deferred Tax Liabilities, Net - Non-Current	$589.4	$501.6

     The net deferred tax liability represents the tax effect, at presently enacted tax rates, of temporary differences between the financial statement and tax bases of assets and liabilities. The portion of the net deferred tax liability applicable to Pepco's operations, which has not been reflected in current service rates, represents income taxes recoverable through future rates, net and is recorded as a regulatory asset on the balance sheet. No valuation allowance for deferred tax assets was required or recorded at December 31, 2002 and 2001.

     The Tax Reform Act of 1986 repealed the Investment Tax Credit (ITC) for property placed in service after December 31, 1985, except for certain transition property. ITC previously earned on Pepco's property continues to be normalized over the remaining service lives of the related assets.

     The Company files a consolidated federal income tax return. The Company's federal income tax liabilities for all years through 1997 have been determined. The Company is of the opinion that the final settlement of its federal income tax liabilities for subsequent years will not have a material adverse effect on its financial position or results of operations.

(8) SERIAL PREFERRED STOCK AND REDEEMABLE PREFERRED STOCK The serial preferred stock and redeemable preferred stock outstanding are as follows.
Series	Redemption Price	Shares Outstanding 2002 2001		December 31, 2002 2001
				(Millions of Dollars)
$2.44 Series of 1957	$51.00	239,641	239,641	$12.0	$12.0
$2.46 Series of 1958	$51.00	173,892	173,912	8.7	8.7
$2.28 Series of 1965	$51.00	291,759	291,759	14.6	14.6
				$35.3	$35.3
$3.40 Series of 1992	(1)	950,000	990,000	$47.5	$49.5
Total Preferred Stock				$82.8	$84.8
(1)

The shares of the $3.40 (6.80%) Series are subject to mandatory redemption, at par, through the operation of a sinking fund that began redeeming 50,000 shares annually, on September 1, 2002, with the remaining shares to be redeemed on September 1, 2007. The shares were not redeemable prior to September 1, 2002; thereafter, the shares are redeemable at par. The sinking fund requirements through 2006 with respect to the Redeemable Serial Preferred Stock are $2.5 million in 2004, 2005, and 2006. In the event of default with respect to dividends, or sinking fund or other redemption requirements relating to the serial preferred stock, no dividends may be paid, nor any other distribution made, on common stock. Payments of dividends on all series of serial preferred or preference stock, including series that are redeemable, must be made concurrently.

On September 3, 2002, Pepco redeemed $2 million or 40,000 shares of its $3.40 Serial Preferred Stock Series of 1992 pursuant to mandatory sinking fund provisions.
(9) COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

     Pepco has a wholly owned financing subsidiary trust which has common and preferred trust securities outstanding and holds Junior Subordinated Debentures (the Debentures) of Pepco. Pepco owns all of the common securities of the trust, which constitute approximately 3% of the liquidation amount of all of the trust securities issued by the trust. The trust uses interest payments received on the Debentures, which are the trust's only assets, to make cash distributions on the trust securities. The obligations of Pepco pursuant to the Debentures and guarantees of distributions with respect to the trust's securities, to the extent the trust has funds available therefore, constitute full and unconditional guarantees of the obligations of the trust under the trust securities the trust has issued.

     For Pepco's consolidated financial reporting purposes, the Debentures are eliminated in consolidation against the trust's investment in the Debentures. The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2038. The Debentures are subject to redemption, in whole or in part, at the option of Pepco, at 100% of their principal amount plus accrued interest, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events. Details about the trust are as follows:

	Shares Outstanding		Amount
			(Millions of Dollars)
Series	2002	2001	2002	2001
$25 per share, 7.375%	5,000,000	5,000,000	$125.0	$125.0
(10) FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values of Pepco's financial instruments at December 31, 2002 and 2001 are shown below.
	At December 31,
	2002		2001
	(Millions of Dollars)

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Marketable Securities	$-	-	161.2	161.2
Notes Receivable	-	-	22.5	22.1

Liabilities and Capitalization
Long-Term Debt	$1,083.5	1,152.3	1,602.1	1,591.2

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust which holds Solely Parent Junior Subordinated Debentures	$125.9	126.3	125.0	124.6
Serial Preferred Stock	$35.3	26.7	35.3	26.1
Redeemable Serial Preferred Stock	$47.5	49.4	49.5	49.4
Derivative Investments	$-	-	4.5	4.5

     The methods and assumptions below were used to estimate, at December 31, 2002 and 2001, the fair value of each class of financial instruments shown above for which it is practicable to estimate that value.

The fair value of the Marketable Securities for 2001 was based on quoted market prices.
The fair value of the Notes Receivable was based on discounted future cash flows using current rates and similar terms.

     The fair values of the Long-term Debt, which includes First Mortgage Bonds and Medium-Term Notes, excluding amounts due within one year, were based on the current market prices, or for issues with no market price available, were based on discounted cash flows using current rates for similar issues with similar terms and remaining maturities.

     The fair values of the Serial Preferred Stock, Redeemable Serial Preferred Stock and Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust, excluding amounts due within one year, were based on quoted market prices or discounted cash flows using current rates of preferred stock with similar terms.

The carrying amounts of all other financial instruments approximate fair value.

(11)  LEASING ACTIVITIES

     The investments in financing leases are held by PCI and therefore were transferred by Pepco to Pepco Holdings on August 1, 2002, in accordance with the terms of the merger. The finance lease balance was comprised of the following at December 31,:

	2002	2001
	(Millions of Dollars)
Energy leveraged leases	$ -	$658.8
Aircraft leases	-	22.7
Other	-	54.5
Total	$ -	$736.0
The components of the net investment in finance leases at December 31, 2002 and 2001 are summarized below:
At December 31, 2002:	Leveraged Leases	Direct Finance Leases	Total Finance Leases
	(Millions of Dollars)
Rents receivable, net of recourse debt	$ -	$ -	$ -
Residual value	-	-	-
Less: Unearned and deferred income	-	-	-
Investment in finance leases	-	-	-
Less: Deferred taxes	-	-	-
Net Investment in Finance Leases	$ -	$ -	$ -
At December 31, 2001
Rents receivable, net of recourse debt	$1,435.5	$ 70.5	$ 1,506.0
Residual value	-	22.6	22.6
Less: Unearned and deferred income	(772.7)	(19.9)	(792.6)
Investment in finance leases	662.8	73.2	736.0
Less: Deferred taxes	(210.2)	(43.2)	(253.4)
Net Investment in Finance Leases	$ 452.6	$ 30.0	$ 482.6

Income recognized from leveraged leases was comprised of the following:
For the Year Ended December 31,	2002(a)	2001	2000
	(Millions of Dollars)
Pre-tax earnings from leveraged leases	$31.8	$ 9.0	$37.5
Investment tax credit recognized	-	.3	.8
Income from leveraged leases, including investment tax credit	31.8	9.3	38.3
Income tax (benefit) expense	(6.4)	(9.9)	(7.5)
Net Income from Leveraged Leases	$25.4	$ 19.2	$30.8
(a)	Due to the consummation of the merger on August 1, 2002, the 2002 amounts represent income from January 1, 2002 through July 31, 2002.

     In December 2001, PCI entered into a $850.0 million leveraged lease transaction with an Austrian municipal-owned entity. This transaction involved PCI's purchase and leaseback of a 56% undivided interest in a hydroelectric facility, over a base term of approximately 33 years. The transaction was financed with approximately $692.0 million of third party, non-recourse debt at commercial rates for a period of approximately 33 years. PCI's equity investment in this leveraged lease was approximately $164.6 million.

(12) COMMITMENTS AND CONTINGENCIES
Regulatory Contingencies

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's D.C. Commission approved divestiture settlement that provided for a sharing of any net proceeds from the sale of its generation related assets. A principal issue in the case is whether a sharing between customers and shareholders of the excess deferred income taxes and accumulated deferred investment tax credits associated with the sold assets would violate the normalization provisions of the Internal Revenue Code and implementing regulations. On March 4, 2003, the Internal Revenue Service (IRS) issued a notice of proposed rulemaking (NOPR) that could be relevant to that principal issue. Comments on the NOPR must be filed by June 2, 2003, and the IRS will hold a public hearing on June 2, 2003. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential exists that Pepco could be required to make additional gain sharing payments to D.C. customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is impossible to predict when the D.C. Commission will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002 and Pepco is awaiting a Proposed Order from the Hearing Examiner. It is a certainty that some party or parties will appeal the Hearing Examiner's Proposed Order to the Maryland Commission. The principal issue in the case is the same normalization issue that was raised in the D.C. case. On March 4, 2003, the IRS issued a NOPR that could be relevant to that principal issue. Comments on the NOPR must be filed by June 2, 2003, and the IRS will hold a public hearing on June 2, 2003. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. The potential also exists that Pepco would be required to make additional gain sharing payments to Maryland customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is impossible to predict when the Hearing Examiner or the Maryland Commission will issue their decisions.

     In Maryland, in accordance with the terms of an agreement approved by the Maryland Commission, customers who are unable to receive generation services from another supplier, or who do not select another supplier, are entitled to receive services from Pepco until July 1, 2004 (Standard Offer Service or SOS). Pepco has entered into a settlement in Phase I of Maryland Case No. 8908 to extend its provision of SOS services in Maryland. The Settlement is awaiting approval from the Maryland Commission. The Settlement provides for an extension of SOS for four years for residential and small commercial customers, an extension of two years for medium sized commercial customers, and an extension of one year for large commercial customers. The settlement provides for a policy review by the Commission to consider how SOS will be provided after the current extension expires. The settlement provides for SOS to be procured from the wholesale marketplace and that Pepco will be able to recover its costs of procurement and a return.

Environmental Matters

     Pepco is subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. The Company's subsidiaries may incur costs to clean up facilities found to be contaminated due to current and past disposal practices. The Company's subsidiaries' liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others.

     In October 1995, Pepco received notice from the EPA that it, along with several hundred other companies, may be a potentially responsible party (PRP) in connection with the Spectron Superfund Site located in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling, and processing facility from 1961 to 1988. In August 2001, Pepco entered into a Consent Decree for de minimis parties with EPA to resolve its liability at this site. Pursuant to the consent decree, in return for a de minimis payment by Pepco to the United States and a group of PRPs, those parties covenant not to sue Pepco for past and future costs of remediation at the site and the United States will also provide contribution protection against third party claims related to response actions at the site. Natural resource damages, if any, are not covered by the Consent Decree. Court approval of the Consent Decree is pending. Pepco believes that its liability at this site, pursuant to the terms of the Consent Decree, will not have a material adverse effect on its financial position or results of operations.

     In December 1987, Pepco was notified by the EPA that it, along with several other utilities and nonutilities, is a PRP in connection with the polychlorinated biphenyl compounds (PCBs) contamination of a Philadelphia, Pennsylvania, site owned by a nonaffiliated company. In the early 1970s, Pepco sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the site. In October 1994, a Remedial Investigation/Feasibility Study (RI/FS) including a number of possible remedies was submitted to the EPA. In December 1997, the EPA signed a ROD that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million. In June 1998, the EPA issued a unilateral Administrative Order to Pepco and 12 other PRPs to conduct the design and actions called for in the ROD. At December 31, 2002, Pepco has accrued $1.7 million for its share of these costs. Pepco believes that its liability at this site will not have a material adverse effect on its financial position or results of operations.

     Pepco's Benning Service Center facility operates under a National Pollutant Discharge Elimination System (NPDES) permit. The EPA issued an NPDES permit for this facility in November 2000. Pepco has filed a petition with the EPA Environmental Appeals Board seeking review and reconsideration of certain provisions of the EPA's permit determination. In May 2001, Pepco and the EPA reached a settlement on Pepco's petition, pursuant to which the EPA withdrew certain contested provisions of the permit and agreed to issue a revised draft permit for public comment. As of December 31, 2002, the EPA has not issued a revised permit and Pepco is operating pursuant to the November 2000 permit absent the withdrawn conditions in accordance with the settlement agreement.

Litigation

     During 1993, Pepco was served with Amended Complaints filed in three jurisdictions (Prince George's County, Baltimore City and Baltimore County), in separate ongoing, consolidated proceedings each denominated, "In re: Personal Injury Asbestos Case." Pepco (and other defendants) were brought into these cases on a theory of premises liability under which plaintiffs argue that Pepco was negligent in not providing a safe work environment for employees or its contractors who allegedly were exposed to asbestos while working on Pepco's property. Initially, a total of approximately 448 individual plaintiffs added Pepco to their Complaints. While the pleadings are not entirely clear, it appears that each plaintiff seeks $2 million in compensatory damages and $4 million in punitive damages from each defendant. In a related proceeding in the Baltimore City case, Pepco was served, in September 1993, with a third-party complaint by Owens Corning Fiberglass, Inc. (Owens Corning) alleging that Owens Corning was in the process of settling approximately 700 individual asbestos-related cases and seeking a judgment for contribution against Pepco on the same theory of alleged negligence set forth above in the plaintiffs' case. Subsequently, Pittsburgh Corning Corp. (Pittsburgh Corning) filed a third-party complaint against Pepco, seeking contribution for the same plaintiffs involved in the Owens Corning third-party complaint. Since the initial filings in 1993, approximately 90 additional individual suits have been filed against Pepco. The third-party complaints involving Pittsburgh Corning and Owens Corning were dismissed by the Baltimore City Court during 1994 without any payment by Pepco. As of December 31, 2002, approximately 200 cases were pending against Pepco. Of the 200 remaining asbestos cases pending against Pepco, approximately 35 of those cases have been tendered to Mirant for defense and indemnification pursuant to the Asset Purchase and Sale Agreement which was executed in December 2000. While the aggregate amount specified in the remaining suits would exceed $400 million, Pepco believes the amounts are greatly exaggerated, as were the claims already disposed of. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, Pepco does not believe these suits will have a material adverse effect on its financial position. However, an unfavorable decision rendered against Pepco could have a material adverse effect on results of operations in the year in which a decision is rendered.

     On April 7, 2000, approximately 139,000 gallons of oil leaked from a pipeline at a generation station that was owned by Pepco at Chalk Point in Aquasco, Maryland. The pipeline was operated by Support Terminals Services Operating Partnership LP, an unaffiliated pipeline management company. The oil spread from Swanson Creek to the Patuxent River and several of its tributaries. The area affected covers portions of 17 miles of shoreline along the Patuxent River and approximately 45 acres of marshland adjacent to the Chalk Point property. As a result of the oil spill, eleven class action lawsuits and two additional lawsuits on behalf of a number of Southern Maryland residents, businesses and watermen were filed against Pepco. On November 27, 2001, Pepco and ST Services entered into a Settlement Agreement with the various plaintiffs to settle all pending class action litigation stemming from the oil spill. Under the Settlement Agreement, a total of $2.25 million was placed in an escrow account to be distributed to watermen and property owner class members pursuant to a Plan of Distribution filed with the Court. On December 27, 2001, the Court entered an "Order Certifying Settlement Classes and Preliminarily Approving Proposed Settlement," which was approved in April 2002. In April 2002, the Claims Administrator provided the Court with a list of those members of the Settlement Classes which had timely excluded themselves from the Settlement Agreement. Approximately 80 class members elected to exclude themselves from the terms of the November 27, 2001 Settlement Agreement.

     The Company is involved in other legal and administrative (including environmental) proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

(13) QUARTERLY FINANCIAL SUMMARY (UNAUDITED)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(Millions of Dollars, except Per Share Data)
2002
Total Operating Revenue	$489.2	581.2	607.6	310.4	1,988.0
Total Operating Expenses	$426.3	481.8	468.2	286.7	1,663.1
Operating Income	$62.9	99.4	139.4	23.7	324.9
Other (Expenses)	$(24.9)	(25.0)	(21.4)	(25.4)	(96.3)
Distributions on Preferred Securities of Subsidiary Trust	$2.3	2.3	2.3	2.3	9.2
Income Tax Expense	$11.1	25.1	46.4	(2.3)	80.3
Net Income	$24.6	47.0	69.3	(1.6)	139.1
Dividends on Preferred Stock	$1.3	1.3	1.3	1.1	5.0
Earnings (Loss) Available for Common Stock	$23.3	45.7	68.0	(2.7)	134.1
Basic Earnings Per Share of Common Stock	$.22	.43	-	-	-
Diluted Earnings Per Share of Common Stock	$.22	.43	-	-	-
Cash Dividends Per Common Share	$.25	.25	-	-	-
2001
Total Operating Revenue	$607.0	592.0	720.0	481.9	2,400.5
Total Operating Expenses	$474.2	492.5	586.8	489.3	2,034.1
Operating Income	$132.8	99.5	133.2	(7.4)	366.4
Other (Expenses)	$(19.0)	(28.4)	(25.1)	(32.4)	(105.3)
Distributions on Preferred Securities of Subsidiary Trust	$2.3	2.3	2.3	2.3	9.2
Income Tax Expense (Benefit)	$46.6	19.3	35.8	(26.2)	83.5
Net Income (Loss)	64.9	49.5	70.0	(15.9)	168.4
Dividends on Preferred Stock	1.2	1.3	1.3	1.3	5.0
Earnings (Loss) Available for Common Stock	$63.7	48.2	68.7	(17.2)	163.4
Basic Earnings (Loss) Per Share of Common Stock	$.58	.45	.64	(.16)	1.51
Diluted Earnings (Loss) Per Share of Common Stock	$.57	.45	.64	(.16)	1.50
Cash Dividends Per Common Share	$.415	.25	.25	.25	1.165
NOTES:

As a result of the merger transaction that was completed on August 1, 2002, the third and fourth quarter 2002 results are not comparable with the prior years presented. For additional information, refer to Pepco's Management's Discussion and Analysis of Financial Condition and Results of Operations "Overview" and "Lack of Comparability of Operating Results with Prior Years" sections, herein.

The Company's subsidiaries' sales of electric energy are seasonal and, accordingly, comparisons by quarter within a year are not meaningful. The totals of the four quarterly basic earnings per common share and diluted earnings per common share may not equal the basic earnings per common share and diluted earnings per common share for the year due to changes in the number of common shares outstanding during the year and, with respect to the diluted earnings per common share, changes in the amount of dilutive securities.

All periods presented include the reclassification of revenues and expenses required by EITF 02-3.

THIS PAGE LEFT INTENTIONALLY BLANK.
Report of Independent Accountants
To the Shareholder and Board of Directors of Conectiv

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and changes in common stockholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Conectiv and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements on January 1, 2002, Conectiv adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
PricewaterhouseCoopers LLP Philadelphia, Pennsylvania February 10, 2003

CONECTIV CONSOLIDATED STATEMENTS OF INCOME
For the Year Ended December 31,	2002	2001	2000
(Millions of Dollars)
Operating Revenue
Electric	$3,016.5	$2,752.1	$2,665.9
Gain on sales of electric generating plants	15.8	297.1	16.6
Gas	386.6	424.3	412.4
Other services	439.2	487.8	542.5
Total Operating Revenue	3,858.1	3,961.3	3,637.4

Operating Expenses
Electric fuel and purchased energy	2,051.9	1,743.1	1,380.6
Gas purchased	313.4	389.9	328.5
Other services' cost of sales	383.6	410.2	478.0
Special charges	-	-	25.2
Merger-related costs	75.4	17.0	-
Other operation and maintenance	516.9	482.2	561.1
Loss on sale of leveraged leases	19.7	-	-
Impairment losses	13.5	-	-
Depreciation and amortization	193.0	228.5	252.8
Other taxes	64.0	74.4	79.5
Deferred electric service costs	(71.3)	(143.2)	(7.5)
Total Operating Expenses	3,560.1	3,202.1	3,098.2

Operating Income	298.0	759.2	539.2

Other Income (Expenses)
Interest and dividend income	13.3	10.7	7.1
Interest expense	(136.6)	(174.5)	(211.4)
Income (loss) from equity investments	(6.9)	(12.2)	31.3
Other income	9.4	61.8	9.3
Total Other Income (Expenses)	(120.8)	(114.2)	(163.7)

Preferred Stock Dividend Requirements Of Subsidiaries	15.8	18.7	20.4

Income From Continuing Operations Before Income Taxes	161.4	626.3	355.1

Income Taxes	70.6	251.6	151.3

Income From Continuing Operations	90.8	374.7	203.8

Discontinued Telecommunication Operations
Loss From Operations, Net Of Income Taxes	-	(7.7)	(33.0)
Loss From Disposal, Net Of Income Taxes	-	(118.8)	-

Net Income	$90.8	$248.2	$170.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year Ended December 31,	2002	2001	2000
(Millions of Dollars)

Net income	$90.8	$248.2	$170.8

Other comprehensive income / (loss), net of taxes

Energy commodity derivative instruments designated as cash flow hedges
Unrealized gain / (loss) from cash flow hedges net of reclassification adjustments and net of taxes (benefit) of $50.6 million and $(47.4) million for 2002 and 2001, respectively	73.3	(68.6)	-

Cumulative effect of a change in accounting resulting from adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," net of taxes of $2.4 Million	-	3.4	-

Marketable Securities
Unrealized gain/(loss) on marketable securities net of reclassification adjustments and net of taxes (benefit) of $0.3 million, $0.7 million and $(1.1) million for 2002, 2001 and 2000 respectively	0.6	1.3	(2.0)

Interest rate swap agreement designated as cash flow hedge
Unrealized loss from cash flow hedge net of reclassification adjustments and net of taxes (benefit) of $(4.3) million for 2002	(8.0)	-	-

Other comprehensive income / (loss), net of taxes	65.9	(63.9)	(2.0)

Comprehensive income	$156.7	$184.3	$168.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED BALANCE SHEETS
ASSETS	December 31, 2002	December 31, 2001
(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents, including $16.3 million in restricted cash in 2002	$ 66.8	$ 52.9
Marketable securities	1.2	5.1
Accounts receivable, net of allowances of $29.4 million and $32.2 million, respectively	668.6	636.4
Fuel, materials and supplies, at average cost	123.1	126.1
Prepaid expenses and other	27.3	70.5
Total Current Assets	887.0	891.0

INVESTMENTS AND OTHER ASSETS
Goodwill	313.1	313.1
Regulatory assets, net	1,191.4	1,218.4
Investment in finance leases	-	45.3
Prepaid pension costs	96.5	91.9
Other	173.8	118.6
Total Investments and Other Assets	1,774.8	1,786.9

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	5,995.4	5,303.5
Accumulated depreciation	(2,025.8)	(1,784.2)
Net Property, Plant and Equipment	3,969.6	3,519.3

TOTAL ASSETS	$6,631.4	$6,197.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY	December 31, 2002	December 31, 2001
(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$1,404.2	$1,596.3
Accounts payable	368.1	351.4
Capital lease obligations due within one year	0.2	0.1
Interest and taxes accrued	15.2	34.8
Derivative instruments	88.6	87.9
Other	166.8	152.7
Total Current Liabilities	2,043.1	2,223.2

DEFERRED CREDITS
Income taxes	946.4	843.0
Investment tax credits	46.3	49.5
Other postretirement benefits obligation	84.3	89.8
Other	147.2	158.0
Total Deferred Credits	1,224.2	1,140.3

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt	1,824.3	1,355.9
Capital lease obligations	0.6	0.7
Total Long-Term Debt and Capital Lease Obligations	1,824.9	1,356.6

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY COMPANY DEBENTURES	165.0	165.0

PREFERRED STOCK
Redeemable serial preferred stock	27.9	48.3

SHAREHOLDER'S EQUITY
Common stock: $0.01 per share par value; 1,000 shares authorized in 2002, shares outstanding - 100; 150,000,000 shares authorized in 2001, shares outstanding - 82,957,613

	-	0.8
Class A common stock, $0.01 per share par value; 10,000,000 shares authorized, shares outstanding - 5,742,315 in 2001	-	0.1
Premium on stock	1,130.8	1,126.8
Capital stock expense	(7.0)	(7.0)
Accumulated other comprehensive loss	-	(65.9)
Retained income	222.5	209.4
Total Shareholder's Equity	1,346.3	1,264.2

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$6,631.4	$6,197.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31,	2002	2001	2000
(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 90.8	$248.2	$170.8
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss on plant	13.5	-	-
Depreciation and amortization	193.0	241.4	283.1
Deferred income taxes, net	68.8	87.2	114.3
Gains on sales of electric generating plants	(15.8)	(297.1)	(16.6)
Loss on sale of leveraged leases	19.7	-	-
Deferred electric service costs and gas supply costs	(7.4)	(142.8)	(15.6)
Recognition of deferred gain on contract termination	-	(73.0)	-
Provision for loss on disposal of discontinued operations	-	165.8	-
Special charges	-	-	25.2
Net change in:
Accounts receivable	(436.7)	110.8	(267.5)
Inventories	2.9	(41.1)	5.8
Accounts payable	494.4	(138.3)	182.1
Accrued / prepaid taxes	4.7	(6.2)	24.2
Other current assets & liabilities	32.3	(57.9)	(10.3)
Other, net	23.1	7.7	(30.2)
Net cash from operating activities	483.3	104.7	465.3

INVESTING ACTIVITIES
Capital expenditures	(692.4)	(603.4)	(390.5)
Investments in partnerships	(3.4)	(23.4)	(11.8)
Proceeds from sales of electric generating plants	10.0	671.3	32.5
Proceeds from other assets sold	44.9	28.7	82.2
Net cash of subsidiaries transferred to PHI	(1.5)	-	-
Leveraged leases, net	-	0.6	9.5
Acquisition of businesses, net of cash acquired	-	-	(1.0)
Other, net	(3.9)	0.5	0.6
Net cash from (used by) investing activities	(646.3)	74.3	(278.5)

FINANCING ACTIVITIES
Common stock dividends paid	(98.2)	(87.0)	(92.0)
Common stock issued	-	-	0.2
Common stock redeemed	-	-	(54.7)
Preferred stock redeemed	(20.4)	(71.6)	-
Long-term debt issued	736.0	59.0	70.1
Long-term debt redeemed	(443.9)	(428.5)	(121.1)
Principal portion of capital lease payments	(0.1)	(29.8)	(48.5)
Notes payable to associated companies	596.1	-	-
PHI money pool lendings	109.6	-	-
Net increase (decrease) in short-term debt	(678.0)	330.3	129.8
Cost of issuances and refinancings	(24.1)	(22.1)	(3.3)
Net cash from (used by) financing activities	177.0	(249.7)	(119.5)
Net change in cash and cash equivalents	14.0	(70.7)	67.3
Cash and cash equivalents at beginning of period	52.8	123.5	56.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 66.8	$ 52.8	$123.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
	Shares Outstanding		Par Value		Premium on Stock
	Common Stock	Class A Common Stock	Common Stock	Class A Common Stock	Common Stock	Class A Common Stock
(Dollars in Millions)

Balance as of December 31, 1999	86,173,169	5,742,315	0.9	0.1	1,092.1	93.7
Net Income
Other comprehensive loss transferred to accumulated other comprehensive loss
Dividends on common stock
Issuance of common stock for CICP	146,975		-		0.5
Reacquired common stock	(3,411,465)		(0.1)		(54.6)
Incentive compensation
Expense recognition					(1.4)
Forfeited common shares	(48,900)				(0.8)
Balance as of December 31, 2000	82,859,779	5,742,315	0.8	0.1	1,035.8	93.7
Net Income
Other comprehensive loss transferred to accumulated other comprehensive loss
Dividends on common stock
Issuance of common stock for CICP	119,434		-		2.0
Incentive compensation
Expense recognition
Forfeited common shares	(21,600)		-		(3.0)
Balance as of December 31, 2001	82,957,613	5,742,315	0.8	0.1	1,034.8	93.7
Net Income
Other comprehensive income transferred to accumulated other comprehensive loss
Dividends on common stock
Issuance of common stock for CICP	118,200		-		2.9
Incentive compensation
Expense recognition
Forfeited common shares	(94,600)		-		(3.8)
Spin off subsidiary to PHI					-
Cancellation of Conectiv outstanding stock	(82,981,213)	(5,742,315)	(0.8)	(0.1)	94.6	(93.7)
Contribution to subsidiary					2.3
Balance as of December 31, 2002	-	-	-	-	1,130.8	-

Continued on Next Page

CONECTIV CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Continued)
	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Income (Accumulated Deficit)
(Dollars in Millions)

Balance as of December 31, 1999	(3.4)	(1.6)	-	(36.5)
Net Income				170.8
Other comprehensive loss transferred to accumulated other comprehensive loss			(2.0)
Dividends on common stock				(91.6)
Issuance of common stock for CICP	1.1	(1.4)
Reacquired common stock	-
Incentive compensation
Expense recognition		0.8
Forfeited common shares	(0.3)	1.0
Balance as of December 31, 2000	(2.7)	(1.2)	(2.0)	42.8
Net Income				248.2
Other comprehensive loss transferred to accumulated other comprehensive loss			(63.9)
Dividends on common stock				(81.6)
Issuance of common stock for CICP	0.1	(2.2)
Incentive compensation
Expense recognition		1.3
Forfeited common shares	2.6	0.4
Balance as of December 31, 2001	-	(1.7)	(65.9)	209.4
Net Income				90.8
Other comprehensive income transferred to accumulated other comprehensive loss			65.9
Dividends on common stock				(78.0)
Issuance of common stock for CICP		(2.9)
Incentive compensation
Expense recognition		1.9
Forfeited common shares		2.7
Spin off subsidiary to PHI				0.3
Cancellation of Conectiv outstanding stock
Contribution to subsidiary
Balance as of December 31, 2002	-	-	-	222.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONECTIV
(1) ORGANIZATION

     Conectiv was formed on March 1, 1998 (the 1998 Merger), through a series of merger transactions and an exchange of common stock with Delmarva Power & Light Company (DPL) and Atlantic Energy, Inc., which owned Atlantic City Electric Company (ACE) prior to the 1998 Merger. Conectiv owns other subsidiaries in addition to ACE and DPL, including Conectiv Energy Holding Company (CEH). Conectiv, along with CEH and ACE REIT, Inc., is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

References herein to Conectiv may mean the activities of one or more subsidiary companies.

     On August 1, 2002, Conectiv was acquired by Pepco Holdings, Inc. (PHI) in a transaction pursuant to an Agreement and Plan of Merger (the Conectiv/Pepco Merger Agreement), dated as of February 9, 2001, among PHI (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco), in which Pepco and Conectiv merged with subsidiaries of PHI (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Conectiv and Pepco each became subsidiaries of PHI. See Note 2 to the Consolidated Financial Statements for additional information.

     ACE and DPL are public utilities that supply and deliver electricity through their transmission and distribution systems to approximately 999,400 customers under the trade name Conectiv Power Delivery. DPL also supplies and delivers natural gas to approximately 115,400 customers in a 275 square mile area in northern Delaware. ACE's regulated service area is located in the southern one-third of New Jersey and DPL's regulated electric service area is located on the Delmarva Peninsula (Delaware and portions of Maryland and Virginia). On a combined basis, ACE's and DPL's regulated electric service areas encompass about 8,700 square miles and have a population of approximately 2.2 million.

     Conectiv Energy Holding Company (CEH) and its subsidiaries are engaged in non-regulated electricity production and sales, energy trading and marketing. CEH's operations began on July 1, 2000, coincident with the transfer of certain electric generating plants from ACE and DPL to CEH subsidiaries. Prior to July 1, 2000, non-regulated electricity production and sales, energy trading and marketing were conducted primarily by DPL. See "Energy Hedging and Trading Activities" in Notes 3 and 13 to the Consolidated Financial Statements for information about energy hedging and trading activities.

     Conectiv has altered the focus of its electric generation operations by building new "mid-merit" electric generating plants and selling electric generating plants designed to serve base load demand. Mid-merit electric generating plants are combined cycle units, which are constructed with combustion turbines, waste heat recovery boilers and a steam turbine. Mid-merit electric generating plants can quickly change their kWh output level on an economic basis and generally are operated during times when demand for electricity rises and prices are higher. During 2001 and 2002, Conectiv developed sites and purchased equipment for future mid-merit electric generating plants and began operating six newly-installed combustion turbines (654 MW). During 2000 and 2001, DPL, ACE, and another Conectiv subsidiary sold ownership interests in non-strategic electric generating plants which included nuclear electric generating plants (714 MW) and fossil fuel-fired electric generating plants (1,081 MW). See Note 14 to the Consolidated Financial Statements for additional information about the sales of electric generating plants during 2000-2001 and the termination of agreements for the sale of ACE's fossil fuel-fired electric generating plants.

     For information about other businesses conducted by Conectiv subsidiaries, see the discussion of "Other services" revenues under "Revenue Recognition" in Note 3 to the Consolidated Financial Statements.

(2) ACQUISITION OF CONECTIV BY PEPCO HOLDINGS, INC.

     On August 1, 2002, Conectiv was acquired by PHI in a transaction pursuant to an Agreement and Plan of Merger (the Conectiv/Pepco Merger Agreement), dated as of February 9, 2001, among PHI (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco), in which Pepco and Conectiv merged with subsidiaries of PHI (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Conectiv and Pepco each became subsidiaries of PHI. The outstanding shares of Conectiv common stock and Conectiv Class A common stock were cancelled. Additionally, Conectiv issued 100 shares of $0.01 par value per share common stock, all of which are owned by PHI. The change in common stock outstanding resulted in a $0.9 million decrease in the par value of common stock and a $0.9 million increase in additional paid-in capital; total common stockholder's equity was unaffected.

     The holders of Conectiv common stock, par value $.01 per share, and Conectiv Class A common stock, par value $.01 per share, outstanding immediately prior to the Conectiv/Pepco Merger received, in exchange for their shares, cash in the aggregate amount of $1.1 billion and approximately 56.2 million shares of PHI common stock. The number of shares of PHI common stock, cash or combination thereof received by each holder of Conectiv common stock or Class A common stock depended on the stockholder's individual election (or failure to make an election) and the prorationing provisions of the Conectiv/Pepco Merger Agreement. Pursuant to the terms of the Rights Amendment, dated as of February 9, 2001, to the Rights Agreement, dated as of April 23, 1998, between Conectiv and Conectiv Resource Partners, Inc., as Rights Agent, the Conectiv common stock Rights and Conectiv Class A common stock Rights, declared as dividends by the Conectiv board of directors on April 23, 1998, expired immediately prior to the consummation of the Conectiv/Pepco Merger.

     Conectiv's consolidated financial statements are presented on a historical basis, as push down accounting was not applied at the date of the Pepco and Conectiv merger. Conectiv's operating results for 2002 and 2001 included costs related to the Conectiv/Pepco Merger of $75.4 million ($46.0 million after income taxes) and $17.0 million ($11.0 million after income taxes), respectively. The $75.4 million of costs for 2002 included the following: (i) a $30.5 million write-down of deferred electric service costs based on the terms of the Decision and Order issued by the New Jersey Board of Public Utilities (NJBPU) on July 3, 2002 that required ACE to forgo recovery of such costs effective upon the Conectiv/Pepco Merger; (ii) $18.4 million for severances and stock options settled in cash; and (iii) $26.5 million for investment banking, legal, consulting and other costs. The $17.0 million of costs for 2001 included investment banking, legal, consulting and other costs. Based on the terms of the settlement agreements and Commission orders in the States having regulatory jurisdiction over Conectiv, none of the costs related to the Conectiv/Pepco Merger are recoverable in future customer rate increases. Such costs are, and will be, excluded from studies submitted in base rate filings.

     In connection with the Conectiv/Pepco Merger, Conectiv contributed Conectiv Resource Partners, Inc. (the name of which was changed to PHI Service Company on August 8, 2002) (CRP) to PHI, effective August 1, 2002. The contribution of CRP to PHI resulted in a $112.5 million reduction in Conectiv's assets ($56.2 million of current assets, $40.2 million of property plant and equipment, and $16.1 million of other assets), an $88.3 million decrease in current liabilities, a $24.6 million decrease in deferred credits and other liabilities, and a $0.4 million increase in retained earnings.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation
The Consolidated Financial Statements include the accounts of Conectiv and its majority owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     Ownership interests of 20% or more in entities not controlled by Conectiv are accounted for on the equity method of accounting. Ownership interests of less than 20% in other entities are accounted for on the cost method of accounting. Investments in entities accounted for on the equity and cost methods are included in "Other investments" on the Consolidated Balance Sheets. Earnings from equity method investments and distributions from cost method investments are included in "Other income (expenses)" in the Consolidated Statements of Income.

     As discussed in Note 6 to the Consolidated Financial Statements herein, Conectiv sold substantially all of the assets of its former Telecommunication business segment on November 14, 2001. Accordingly, the operating results for the former Telecommunication business segment are classified as discontinued operations within the Consolidated Statements of Income, including operating results for 2000, which have been reclassified from continuing operations to discontinued operations.

Certain other reclassifications of prior period data have been made to conform to the current presentation.
Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Regulation of Utility Operations

     The electricity generation businesses of ACE and DPL were restructured in 1999, pursuant to state electric restructuring legislation and the issuance of restructuring orders by state regulatory commissions. Certain aspects of Conectiv's utility businesses are subject to regulation by the Delaware and Maryland Public Service Commissions (DPSC and MPSC, respectively), the New Jersey Board of Public Utilities (NJBPU), the Virginia State Corporation Commission (VSCC), and the Federal Energy Regulatory Commission (FERC). For retail sales subject to price regulation, the percentages of retail electric and gas utility operating revenues regulated by each state regulatory commission for the year ended December 31, 2002, were as follows: NJBPU, 46.0%; DPSC, 36.5%; MPSC, 15.8%; and VSCC, 1.7%. Wholesale sales are subject to Federal Energy Regulatory Commission (FERC) regulation. Retail gas sales are subject to regulation by the DPSC.

     The amount recognized in the Consolidated Statements of Income for the cost of gas purchased to supply DPL's regulated gas customers is adjusted to the amount included in customer billings for such costs since customer rates are periodically adjusted to reflect amounts actually paid by DPL for purchased gas. DPL's purchased gas costs are subject to the approval of the DPSC. A regulatory asset is recorded for under-collections from customers and a liability is recorded for over-collections from customers, which are both included in "regulatory assets, net" as "deferred energy supply costs" on the Consolidated Balance Sheets.

Information about regulatory assets and liabilities arising from the financial effects of rate regulation is discussed under "Accounting for the Effects of Certain Types of Regulation," shown below.
Revenue Recognition

     "Electric" revenues primarily include revenues from the supply and delivery of electricity to the customers of ACE and DPL and revenues from electricity trading activities and strategic generation of CEH, which is the sale of electricity, capacity, and ancillary services from deregulated electric generating plants.

"Gas" revenues primarily include revenues from the trading of natural gas and the supply and delivery of natural gas to customers of DPL.

     "Other services" revenues are provided primarily by Conectiv's non-utility subsidiaries and, to a lesser extent, by ACE and DPL. The principal businesses included in revenues from "Other services" are as follows: sales of petroleum products; coal trading; operation of third parties' power plants; leveraged leases; construction and operation of district heating and cooling systems; heating, ventilation, and air conditioning (HVAC) construction and services and investment in leveraged leases. As discussed in Note 7 to the Consolidated Financial Statements, Conectiv sold its HVAC businesses and portions of its district heating and cooling systems business during 2000. As discussed in Note 10 to the Consolidated Financial Statements, Conectiv sold its leveraged lease portfolio during 2002.

     ACE and DPL recognize revenues for the supply and delivery of electricity and gas upon delivery to the customer, including amounts for services rendered, but not yet billed. CEH recognizes revenue when delivery is substantially complete for non-trading activities, and on a marked-to-market basis for trading activities. Similarly, revenues from "Other services" are recognized when services are performed or products are delivered.

Accounting for the Effects of Certain Types of Regulation

     The electric delivery businesses of ACE and DPL and the retail gas business of DPL are subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). Also, ACE recovers through customer rates the costs it incurs in providing BGS, which entails supplying electricity to customers in ACE's service area who do not choose an alternative supplier. When utility revenues are insufficient to recover current period expenses from customers, regulatory commissions may provide for future recovery from customers of such current period expenses. When future recovery is probable for current under-recoveries of utility expenses, the expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statement of Income during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by a regulatory commission.

The components of Conectiv's regulatory asset balances are displayed below:
	December 31, 2002	December 31, 2001
	(Millions of Dollars)
Recoverable stranded costs	$ 920.8	$ 944.5
Deferred energy supply costs	136.2	128.8
Deferred recoverable income taxes	74.9	76.7
Regulatory liability for New Jersey income tax benefit	(51.2)	(49.3)
Deferred debt extinguishment costs	29.5	31.3
Deferred other postretirement benefit costs	25.0	27.5
Unrecovered purchased power costs	10.5	12.5
Asbestos removal costs	7.5	7.7
COPCO deferred purchase power costs	14.6	17.5
Other	23.6	21.2
Net Regulatory Assets	$1,191.4	$1,218.4

     Recoverable Stranded Costs: The pre-tax balances of $920.8 million as of December 31, 2002 and $944.5 million as of December 31, 2001 arose from the $228.5 million NUG contract termination payment in December 1999, as discussed in Note 12 to the Consolidated Financial Statements, and discontinuing the application of SFAS No. 71 to the electricity generation business in third quarter of 1999, as discussed in Notes 3 and 11 to the Consolidated Financial Statements. The regulatory asset, "recoverable stranded costs," was established in the third quarter of 1999 to recognize amounts to be collected from regulated delivery customers for stranded costs that resulted from deregulation of the electricity generation businesses of ACE and DPL. Due to the terms of the 1999 restructuring orders, $918.5 million of the balance as of December 31, 2002 is for pre-tax stranded costs of ACE, which are subject to the jurisdiction of the NJBPU, and the remaining $2.3 million is for pre-tax stranded costs of DPL related to orders in Delaware and Maryland. DPL's pre-tax stranded costs are being amortized over a three-year period for each respective jurisdiction.

     Deferred Energy Supply Costs: See discussion under "Regulation of Utility Operations," shown above. This line also includes deferred electric service costs; see "Basic Generation Service" in Note 11 to the Consolidated Financial Statements for further discussion, as well as the discussion of merger costs included in operating results in Note 2 to the Consolidated Financial Statements.

     Deferred Recoverable Income Taxes: Represents the portion of deferred income tax liabilities applicable to utility operations of ACE and DPL that has not been reflected in current customer rates for which future recovery is probable. As temporary differences between the financial statement and tax bases of assets reverse, deferred recoverable income taxes are amortized.

     Regulatory Liability for New Jersey Income Tax Benefit: In 1999, a deferred tax asset arising from the write down of ACE's electric generating plants was established. The deferred tax asset represents the future tax benefit expected to be realized when the higher tax basis of the generating plants is deducted for New Jersey state income tax purposes. To recognize the probability that this tax benefit will be given to ACE's regulated electricity delivery customers through lower electric rates, ACE established a regulatory liability.

     Deferred Debt Extinguishment Costs: The costs of debt extinguishment for which recovery through regulated utility rates is probable are deferred and subsequently amortized to interest expense during the rate recovery period.

     Deferred Other Postretirement Benefit Costs: Represents the non-cash portion of other postretirement benefit costs deferred by ACE during 1993 through 1997. This cost is being recovered over a 15-year period that began on January 1, 1998.

     Unrecovered Purchased Power Costs: Includes costs incurred by ACE for renegotiation of a long-term capacity and energy contract. These costs are included in current customer rates with the balance scheduled for full recovery over the next 12 years.

     Asbestos Removal Costs: Represents costs incurred by ACE to remove asbestos insulation from a wholly owned electric generating station. These costs are included in current customer rates with the balance scheduled for full recovery over the next 27 years.

     COPCO Deferred Purchase Power Costs: Represents recovery of COPCO's deferred regulatory asset relating to an approved rate phase-in prior to DPL's acquisition of COPCO. This asset was approved by Maryland for recovery subsequent to the DPL acquisition of COPCO.

Energy Trading and Hedging Activities

     Through December 31, 2002, Conectiv actively participated in the wholesale energy markets and engaged in trading and hedging activities. Energy contracts, including derivative instruments, entered into in connection with energy trading activities were marked to market, with gains and losses (unrealized and realized) included in earnings.

     In 2002, a pronouncement was issued by the Emerging Issues Task Force entitled EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which addresses the presentation of revenues and expenses associated with "energy trading book" contracts on a gross versus net basis. Previously, the EITF concluded that presentation on a gross basis was acceptable and Conectiv presented the revenues and expenses of its energy trading business on that basis in its public financial disclosures. Effective for the third quarter of 2002, based on EITF 02-3 and the subsequent guidance provided by the EITF in June and September 2002, energy trading revenues and expenses are required to be presented on a net basis for all reporting periods. As a result, energy trading revenues and expenses previously reported on a gross basis have been reclassified to a net presentation, as shown in the table below. The reclassification had no effect on operating income and net income.

	Year Ended December 31, 2001	Year Ended December 31, 2000
	(Dollars in Millions)
Operating revenues, as previously reported	$5,790.0	$4,987.7
Reclassification	(1,828.7)	(1,350.3)
Operating revenues, as reclassified	$3,961.3	$3,637.4
Operating expenses, as previously reported	$5,030.8	$4,448.5
Reclassification	(1,828.7)	(1,350.3)
Operating expenses, as reclassified	$3,202.1	$3,098.2

     On October 25, 2002, the EITF rescinded Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Conectiv's derivatives are accounted for in accordance with SFAS No. 133. Management does not believe that rescinding EITF 98-10 will impact its financial position or results of operations.

     Conectiv's commodity hedging activities are intended to minimize the risk of market price fluctuations associated with the purchase and sale of energy commodities (natural gas, petroleum, electricity, and other energy commodities). Some of Conectiv's hedging activities are conducted using derivative instruments (futures, options, swap agreements, and forward contracts) designated as "cash flow hedges," which are designed to hedge the variability in cash flows of forecasted transactions. The remainder of Conectiv's hedging activity is conducted by backing physical transactions with offsetting physical positions. During 2002, Conectiv did not hold any derivative instruments designated as "fair value hedges," which include hedges of exposure to changes in the fair value of unrecognized firm commitments.

     Conectiv's energy commodity hedging objectives, in accordance with its risk management policy, are primarily the assurance of stable and known cash flows and the fixing of favorable prices and margins when they become available. These hedging objectives generally apply to all of Conectiv's energy commodity hedging activities, including hedging activities conducted through derivative instruments designated as cash flow hedges and physical transactions. Some derivative instruments are held by Conectiv for trading purposes with the intention of enhancing earnings.

     Conectiv implemented the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, effective January 1, 2001. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires all derivative instruments, within the scope of the statement, to be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, under SFAS No. 133, are recognized in earnings. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholder's equity) and is subsequently reclassified into earnings when the forecasted transaction occurs. If a forecasted transaction is no longer probable, the deferred gain or loss in accumulated other comprehensive income is immediately reclassified to earnings. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being hedged, to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

     During 2000, realized gains and losses related to derivative hedging instruments were deferred, as deferred credits or current assets, and then recognized in operating results when the underlying transaction occurred. If, subsequent to being hedged, the underlying transaction was no longer likely to occur or the hedge was no longer effective, the gain or loss on the related derivative was recognized in operating results.

     Gains and losses on hedges of the cost of energy that are included in the Consolidated Statements of Income are classified as "Electric fuel and purchased energy and capacity" or "Gas purchased," as appropriate for the hedged transaction. Gains and losses on hedges of the selling price of generated electricity are recognized in revenues. Margin requirements for futures contracts are recorded as current assets.

The cash flows from derivatives are included in the "Cash Flows From Operating Activities" section of the Consolidated Statements of Cash Flows.
For additional information concerning energy trading and risk management activities, refer to Note 13 to the Consolidated Financial Statements.
Accounting for Marketable Securities

     Conectiv holds marketable equity securities which are included in Other Investments in the Consolidated Balance Sheets. The marketable equity securities held as of December 31, 2002 and 2001 were classified as "available-for-sale securities" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and are reported in other comprehensive income. However, if a decline in fair value of an available-for-sale security is determined to be other than temporary, then the cost basis of the security is written down to fair value and the decline in fair value is included in earnings. When an available-for-sale security is sold, any previously unrealized gain or loss is reclassified from accumulated other comprehensive income into earnings.

Goodwill

     Effective January 1, 2002, Conectiv implemented SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Under SFAS No. 142, goodwill that has not been included in the rates of a regulated utility subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," is no longer amortized. The portion of goodwill included in regulated utility rates ($14.6 million as of December 31, 2002 and $17.5 million as of December 31, 2001) has been reclassified from goodwill to "other non-current regulatory assets" and continues to be amortized as a regulatory asset. Conectiv's goodwill balance of $313.1 million as of December 31, 2002 and December 31, 2001 is associated with the Power Delivery business segment, as defined in Note 25 to the Consolidated Financial Statements included herein. Conectiv has completed the test for impairment of goodwill in accordance with the implementation requirements of SFAS No. 142. The test resulted in no impairment of goodwill, as of January 1, 2002, because the fair value of the Power Delivery business segment exceeded its book value carrying amount, including goodwill.

The following table reconciles reported net income to amounts adjusted to exclude the amortization of goodwill, after income taxes.
	Year Ended December 31,2001	Year Ended December 31, 2000
	(Dollars in Millions)
Reported net income	$248.2	$170.8
Add back: Goodwill amortization	8.1	8.9
Adjusted net income	$256.3	$179.7
Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, money market funds, and commercial paper with original maturities of three months or less. Cash and cash equivalents includes cash of $16.3 million in 2002 that is restricted for costs incurred on the Conectiv Bethlehem LLC (CB) construction project.

Property, Plant and Equipment
At December 31, 2002	Original Cost	Accumulated Depreciation	Net Book Value
	(Millions of Dollars)

Generation	1,659.0	666.2	992.8
Distribution	2,060.3	799.6	1,260.7
Transmission	880.4	358.0	522.4
Gas	304.4	107.8	196.6
General	215.5	21.8	193.7
Construction work in progress	690.0	-	690.0
Nonoperating and other property	185.8	72.4	113.4
Total	5,995.4	2,025.8	3,969.6

At December 31, 2001

Generation	1,188.4	484.7	703.7
Distribution	1,914.6	739.2	1,175.4
Transmission	847.0	351.2	495.8
Gas	285.0	97.0	188.0
General	224.8	20.1	204.7
Construction work in progress	582.2	-	582.2
Nonoperating and other property	261.5	92.0	169.5
Total	5,303.5	1,784.2	3,519.3

     Electric generating plants that became impaired as a result of restructuring of the electric utility industry in 1999 are stated at the estimated fair value of the plants at the time of restructuring, based on amounts included in agreements for the sales of the plants. All other property, plant and equipment is stated at original cost.

Utility plant is generally subject to a first mortgage lien.

     Conectiv's Consolidated Balance Sheets include its proportionate share of assets and liabilities related to jointly owned plant. Conectiv's subsidiaries have ownership interests in electric generating plants, transmission facilities, and other facilities in which other parties have ownership interests. Conectiv's proportionate shares of operating and maintenance expenses of the jointly owned plant are included in the corresponding expenses in Conectiv's Consolidated Statements of Income. Conectiv is responsible for providing its share of financing for the jointly owned facilities. Conectiv's jointly owned plant is shown in the table below.

Jointly Owned Plant	Ownership Share	Megawatt Capability Owned	Plant in Service	Accumulated Depreciation	Construction Work in Progress
			(Dollars in Millions)
Coal-Fired Electric Generating Plants
Keystone	2.47%	42	$14.6	$ 5.1	$3.8
Conemaugh	3.83%	65	37.0	11.9	0.5
Transmission Facilities	Various		29.5	15.3	-
Other Facilities	Various		3.0	1.0	-
Total			$84.1	$33.3	$4.3
Depreciation Expense

     The annual provision for depreciation on electric and gas property, plant, and equipment is computed on the straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation is charged with the cost of depreciable property retired, including removal costs less salvage and other recoveries. The relationship of the annual provision for depreciation for financial accounting purposes to average depreciable property was 3.1% for 2002, 3.2% for 2001, and 3.4% for 2000.

Property, plant and equipment other than electric and gas facilities is generally depreciated on a straight-line basis over the useful lives of the assets.
Capitalized Interest and Allowance for Funds Used During Construction

     The cost of financing the construction of electric generating plants is capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost" (SFAS No. 34). Other non-utility construction projects also include financing costs in accordance with SFAS No. 34. Interest costs were capitalized on these projects at the rates of 2.5% during 2002, 5.3% during 2001, and 6.8% during 2000.

     Allowance for Funds Used During Construction (AFUDC) is included in the cost of regulated transmission and distribution utility plant and represents the cost of borrowed and equity funds used to finance construction. In the Consolidated Statements of Income, both the borrowed funds component and equity funds component of AFUDC is reported as a reduction of interest expense. AFUDC was capitalized on utility plant construction at the rates of 8.4% in 2002, 8.4% in 2001, and 8.4% in 2000.

Interest Expense
The amortization of debt discount, premium, and expense, including deferred debt extinguishment costs, is included in interest expense.
Income Taxes

     Conectiv, as a subsidiary of PHI, is included in the consolidated federal income tax return of PHI. Federal income taxes are allocated to Conectiv and each of its subsidiaries based upon the taxable income or loss, determined on a separate return basis.

     The Consolidated Financial Statements include current and deferred income taxes. Current income taxes represent the amounts of tax expected to be reported on Conectiv's state income tax returns and the amount of federal income tax allocated from PHI. Deferred income taxes are discussed below.

     Deferred income tax assets and liabilities represent the tax effects of temporary differences between the financial statement and tax bases of existing assets and liabilities and are measured using presently enacted tax rates. The portion of Conectiv's deferred tax liability applicable to the utility operations of ACE and DPL that has not been recovered from utility customers represents income taxes recoverable in the future (deferred recoverable income taxes) and is included in "regulatory assets, net" on the Consolidated Balance Sheets. For additional information, see the discussion under "Accounting for the Effects of Certain Types of Regulation," shown above.

Deferred income tax expense generally represents the net change during the reporting period in the net deferred tax liability and deferred recoverable income taxes.

     Investment tax credits from utility plant purchased in prior years are reported on the Consolidated Balance Sheets as "Deferred investment tax credits." These investment tax credits are being amortized to income over the useful lives of the related utility plant.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which is required to be adopted for financial statements issued for fiscal years beginning after June 15, 2002 (first quarter 2003 financial statements for the Company). This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. Conectiv has completed its assessment of the provisions of SFAS No. 143. The implementation of the Statement will not have a material impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt (an amendment of APB Opinion No. 30)." SFAS No. 4 had required that material gains and losses on extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145, SFAS No. 4 is rescinded effective for fiscal years beginning after May 15, 2002. Due to the rescission of SFAS No. 4, it is less likely that a gain or loss on extinguishment of debt would be classified as an extraordinary item in Conectiv's Consolidated Statements of Income.

     In July 2002, the FASB issued SFAS No. 146, which requires companies to recognize costs associated with exit or disposal activities when the costs are incurred rather than at the date of a commitment to an exit or disposal plan. The primary effect of applying SFAS No. 146 will be on the timing of recognition of costs associated with exit or disposal activities. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation," which is effective for interim periods ending after December 15, 2002 (the Company's first quarter 2003 financial statements). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 "Accounting for Stock Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Conectiv is in the process of assessing the provisions of SFAS 148 in order to determine its impact on the Company's financial position and results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. Additional disclosures are also prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002 (the Company's first quarter 2003 financial statements). The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made an initial assessment of the provisions of FIN 45 in order to determine its impact on the Company's financial position, results of operations and disclosure requirements. Based on this initial assessment, the Company does not believe the implementation of the Interpretation will have a material impact on the Company's financial position or results of operation.

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Conectiv has made an initial assessment of the provisions of FIN 46 in order to determine its impact on the Company's financial position or results of operations. Based on this initial assessment, the Company does not believe the implementation of the Interpretation will have a material impact on the Company's financial position or results of operation.

(4) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Year
	2002	2001	2000
	(Dollars in Millions)
Interest, net of capitalized amounts of $19.8 million, $17.9 million, and $11.8 million for 2002, 2001, and 2000, respectively	$132.2	$176.9	$200.7
Income taxes, net of refunds	$ 9.9	$140.5	$ 10.1

     During 2000, Conectiv received $118 million of income tax refunds. Approximately $91 million of the income tax refunds received in 2000 were related to the tax benefit associated with ACE's payment of $228.5 million on December 28, 1999 to terminate ACE's purchase of electricity under a contract with the Pedricktown Co-generation Limited Partnership (Pedricktown). For additional information concerning the Pedricktown contract termination, see Note 12 to the Consolidated Financial Statements.

Non-cash Investing and Financing Activities Excluded From the Consolidated Statements of Cash Flows
See Note 2 to the Consolidated Financial Statements for information concerning (i) Conectiv's contribution of CRP to PHI, and (ii) the cancellation of Conectiv's common stock and Class A common stock.

     During the first half of 2002, Conectiv received a distribution from the EnerTech funds (which are discussed in Note 10 to the Consolidated Financial Statements) of marketable equity securities, which had a fair value of approximately $0.9 million at the time of distribution. During the first quarter of 2001, Conectiv received a distribution from the EnerTech funds of marketable equity securities, which had a fair value of approximately $29.8 million at the time of distribution.

     The Consolidated Statements of Cash Flows for 2001 and 2000 exclude the assumption of former nuclear decommissioning liabilities of ACE and DPL, respectively, by the purchasers of the ownership interests of ACE and DPL in nuclear electric generating plants and also exclude the transfer of nuclear decommissioning trust funds to the purchasers. The nuclear decommissioning trust funds that were transferred in 2001 and 2000 had fair values of approximately $115.8 million and $68.0 million, respectively. For information about the sale of the ownership interests of ACE and DPL in nuclear electric generating plants, refer to Note 14 to the Consolidated Financial Statements.

     As discussed in Note 6 to the Consolidated Financial Statements, Conectiv sold substantially all of the telecommunication business assets of Conectiv Communications, Inc. (CCI) to Cavalier Telephone, L.L.C. (Cavalier) on November 14, 2001. The consideration for the assets sold included $4.0 million of cash, a $10.0 million note from Cavalier, and future services to be provided by Cavalier valued at $9.0 million. Only the cash consideration is included in the Consolidated Statements of Cash Flows.

(5) INCOME TAXES

     Conectiv, as a subsidiary of PHI, is included in the consolidated federal income tax return of PHI. Federal income taxes are allocated to Conectiv and each of its subsidiaries based upon the taxable income or loss, determined on a separate return basis.

The provision for income taxes, reconciliation of consolidated income tax expense, and components of consolidated deferred tax liabilities (assets) are shown below.
Components of Consolidated Income Tax Expense
		2002	2001	2000
		(Dollars in Millions)
Operations
Federal:	Current	$(13.2)	$ 79.8	$ 25.7
	Deferred	61.4	119.6	99.2
State:	Current	18.2	43.2	21.0
	Deferred	7.4	23.8	15.5
Investment tax credit adjustments, net (1)		(3.3)	(14.8)	(10.1)
		70.6	251.6	151.3
Discontinued Telecommunication Operations
Federal:	Current	-	(6.4)	(17.3)
	Deferred	-	(59.8)	8.9
State:	Current	-	-	-
	Deferred	-	3.6	(9.4)
		-	(62.6)	(17.8)
Total Income Tax Expense		$ 70.6	$189.0	$133.5
Deferred federal and state income taxes included in other comprehensive income		$ 46.6	$(44.3)	$ (1.1)

(1)  Includes credits of $10.4 million in 2001 and $4.4 million in 2000 which resulted from reversal of deferred investment tax credits in connection with sale of the ownership interests in electric generating plants, as discussed in Note 14 to the Consolidated Financial Statements.

Reconciliation of Effective Income Tax Rate
	For the Year Ended December 31,
	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
	(Amounts in Millions)
Statutory federal income tax expense	$56.5	35%	$220.9	35%	$124.3	35%
State income taxes, net of federal benefit	16.6	11	43.8	7	17.6	5

Depreciation	2.0	1	4.3	1	4.7	2
Non-deductible goodwill	-	-	2.5	-	7.3	2
Investment tax credit amortization	(3.3)	(2)	(14.8)	(2)	(10.1)	(3)
Resolution of income tax matters*	-	-	(12.8)	(5)	-	-
Other, net	(1.3)	(1)	9.6	4	7.5	2
Income tax expense on continuing operations	$70.6	44%	$253.5	40%	$151.3	43%
* Reflects changes in estimates of previously accrued income taxes due to resolution of uncertainties.
State income taxes are higher than statutory rates due to required valuation allowances against deferred tax assets for net operating losses being carried forward into future tax years.
Components of Deferred Income Taxes

     The tax effects of temporary differences that give rise to Conectiv's net deferred tax liability are shown below. There were no valuation allowances for deferred tax assets as of December 31, 2002 and 2001.

	As of December 31
	2002	2001
	(Dollars in millions)
Deferred Tax Liabilities
Plant basis differences	$ 831.4	$ 745.1
Leveraged leases	-	57.2
Deferred recoverable income taxes	40.5	41.2
Termination of purchased energy contract	97.0	96.8
Prepaid pension costs	47.5	40.8
Deferred fuel and BGS expenses	80.6	56.4
Investments in partnerships	25.6	27.0
Deferred debt extinguishment costs	10.2	10.9
Other	60.4	53.5
Total deferred tax liabilities	1,193.2	1,128.9
Deferred Tax Assets
Deferred investment tax credits	21.5	17.8
Electric restructuring liabilities	72.4	55.6
Other postretirement benefits obligation	22.9	23.5
Accumulated other comprehensive income	-	45.4
Unrealized losses due to fair value declines	13.0	12.4
Allowance for uncollectible accounts	13.6	14.2
Disposal of telecommunications business	14.9	15.1
Other	94.1	100.2
Total deferred tax assets	252.4	284.2
Total net deferred tax liability	$940.8	$844.7
(6) DISCONTINUED TELECOMMUNICATION OPERATIONS

     On June 4, 2001, Conectiv reached an agreement to sell substantially all of the telecommunication business assets of CCI to Cavalier. On November 14, 2001, the sale was completed. The consideration for the assets sold included $4.0 million of cash, a $10.0 million note from Cavalier, and future services to be provided by Cavalier valued at $9.0 million. An amendment to the agreement dated June 4, 2001, provided for Conectiv to accept a $10.0 million note from Cavalier instead of cash.

     CCI's telecommunication business was previously reported as the Telecommunication business segment in Conectiv's Notes to Consolidated Financial Statements and the MD&A. Due to the sale of the telecommunication assets, the operating results for CCI's telecommunication business, including previously reported periods, are classified in Conectiv's Consolidated Statements of Income as "Discontinued Telecommunication Operations." No interest expense has been allocated to discontinued operations. In 2001, Conectiv realized a loss on the disposal of the telecommunication business segment of $177.2 million before taxes ($118.7 million loss after taxes). The $118.7 million disposal loss after taxes includes $7.4 million after taxes for operating losses from June 4, 2001 to November 14, 2001, which had been estimated at $13.7 million after taxes in the second quarter of 2001.

For 2000, the operating result of the Discontinued Telecommunication Operations was a $50.7 million pre-tax loss ($33.0 million loss after taxes).

     Revenues from the discontinued telecommunication operations were $45.6 million in 2001 and $50.5 million in 2000. Conectiv's Consolidated Balance Sheet as of December 31, 2000 included $21.0 million of current assets, $154.9 million of property, plant and equipment, and $9.3 million of current liabilities for assets and liabilities associated with the discontinued telecommunication business segment.

(7) SPECIAL CHARGES

     "Special charges" recorded in the second quarter of 2000 of $25.2 million before income taxes, or $23.4 million after income taxes, resulted from losses on the sale of Conectiv Services, Inc. (CSI) and portions of Conectiv Thermal Systems, Inc. (CTS). CSI provided HVAC services and its results of operations are presented as the HVAC business segment in Note 25 to the Consolidated Financial Statements. CTS constructs and operates district heating and cooling systems and its results of operations are included in the Energy business segment in Note 25 to the Consolidated Financial Statements included herein. Proceeds of $56 million were received from the sales of these operations, which had total assets of $79 million at the time of sale.

(8) IMPAIRMENT LOSSES

     As a result of Conectiv's decision to sell an office building during 2002, Conectiv was required to test the building's carrying value for impairment and the test showed that Conectiv's carrying value for the office building was impaired as of September 30, 2002. Accordingly, a $4.0 million before-tax impairment charge ($2.4 million after-tax) was recorded in the third quarter of 2002. Conectiv's assessment of the carrying value of the office building was based on offers received from potential purchasers of the building. The sale of the office building was completed in December 2002.

     In connection with Conectiv's second competitive bidding process for the sale of ACE's fossil fuel-fired electric generating plants, an impairment of the carrying value of ACE's Deepwater power plant was identified. Accordingly, a $9.5 million before-tax impairment charge ($5.6 million after-tax) was recorded in December 2002. Conectiv's assessment of the carrying value of the Deepwater power plant was based on offers received from the competitive bidding process. In addition to the impairment charge on the Deepwater power plant, Conectiv recorded a $7 million before-tax charge ($4.1 million after-tax) to operating expenses for anticipated environmental clean-up costs at the Deepwater power plant. See Notes 14 and 24 to the Consolidated Financial Statements for additional information regarding the termination of the competitive bidding process and Conectiv's environmental matters.

(9) RELATED PARTY PURCHASES AND SALES

     Conectiv's operating expenses and revenues include amounts for transactions with other PHI subsidiaries. Conectiv Energy Supply, Inc. (CESI), an indirect subsidiary of Conectiv, purchased electric capacity and natural gas from PHI subsidiaries in the amount of $1.1 million for 2002. Conectiv subsidiaries also sold electric energy, electric capacity and natural gas and leased certain assets to other PHI subsidiaries. Amounts included in operating revenues for these transactions include $11.8 million for 2002.

(10) INVESTMENTS

     On July 3, 2002, Conectiv sold its leveraged lease portfolio of three aircraft and two containerships, which had a carrying value of $44.6 million, before an impairment reserve associated with the sale. The assets were sold for net book value. In consideration for the assets sold, Conectiv received cash of $24.4 million and a note, which had an estimated fair value of $3.0 million. As a result of the sale, operating results for 2002 include a loss of $19.7 million before taxes, or $11.2 million after-taxes.

     An indirect Conectiv subsidiary holds a limited partner interest in EnerTech Capital Partners, L.P. and EnerTech Capital Partners II, L.P. (the EnerTech funds). The EnerTech funds are venture capital funds that invest in technology and service companies related to energy, utility, and communication industries. The EnerTech funds record their investments at fair value and include gains and losses on changes in the fair value of their investments in income. Conectiv's subsidiary accounts for its investment in the EnerTech funds on the equity method of accounting.

     In addition to investments in the EnerTech funds, Conectiv also has investments in other venture capital funds and marketable equity securities, including securities distributed to Conectiv by the various venture capital funds. Investments associated with the EnerTech funds, other venture capital funds, and marketable securities resulted in a loss of $8.4 million after-taxes in 2002, a loss of $7.9 million after-taxes in 2001, and earnings of $11.1 million after taxes in 2000. Due to the nature of Conectiv's investments and equity markets, Conectiv's investment earnings may be volatile from period to period.

     As of December 31, 2002, the carrying amounts of Conectiv's investments in marketable equity securities and the EnerTech funds were $1.2 million and $8.8 million, respectively. As of December 31, 2001, the carrying amounts of Conectiv's investments in marketable equity securities and the EnerTech funds were $5.1 million and $14.3 million, respectively. Unrealized net holding losses on marketable equity securities of $0.2 million and $0.8 million after taxes were included in accumulated other comprehensive income as of December 31, 2002 and December 31, 2001, respectively. During 2002, $0.2 million after taxes was charged to other comprehensive income for unrealized net holding losses on marketable equity securities and unrealized net holding losses on marketable securities of $0.8 million after taxes were reclassified into earnings (and credited to other comprehensive income), due to impairments considered to be other-than-temporary. During 2001, $12.7 million after taxes was charged to other comprehensive income for unrealized net holding losses on marketable equity securities and unrealized net holding losses on marketable securities of $13.9 million after taxes were reclassified into earnings (and credited to other comprehensive income), due to impairments considered to be other-than-temporary.

(11) REGULATORY MATTERS
New Jersey
Restructuring

     On February 9, 1999, New Jersey enacted the Electric Discount and Energy Competition Act (the New Jersey Act). The New Jersey Act provided for restructuring of the electric utility industry in New Jersey and established that customers of New Jersey electric utilities could choose alternative electricity suppliers beginning August 1, 1999. Restructuring the New Jersey electric utility industry resulted in "stranded costs," which include the portion of electric generating plants, other assets, and long-term contracts that became uneconomic as a result of the restructuring. Pursuant to the New Jersey Act, on July 15, 1999, the NJBPU issued a Summary Order to ACE concerning stranded costs, unbundled rates, and other matters related to restructuring. In mid-May 2001, the NJBPU issued a Final Decision and Order, which had substantially the same provisions as the Summary Order. The NJBPU determined that ACE will have the opportunity to recover 100% of the net stranded costs related to certain generation units and the stranded costs associated with power purchased from non-utility generators (NUGs), subject to further NJBPU proceedings. See the section "Securitization" below for additional information.

Rate Changes

     As part of the New Jersey Act, the NJBPU directed ACE to implement a 5% aggregate rate reduction effective August 1, 1999, an additional 2% rate reduction by January 1, 2001, and a final 3% rate reduction by August 1, 2002. Thus, by August 1, 2002, rates were reduced by 10% from the rates that were in effect as of April 30, 1997. The initial 5% rate reduction effective August 1, 1999 reduced annual revenues by approximately $50 million. The additional 2%, or $20 million, rate reduction required by January 1, 2001 was implemented through two separate 1%, or $10 million, rate reductions effective January 1, 2000 and 2001, respectively. The final rate reduction, which was effective August 1, 2002, reduced revenues by an additional $30 million, resulting in a cumulative rate reduction of $100 million since August 1, 1999.

     On February 3, 2003, ACE filed a petition with the NJBPU to increase its electric distribution rates and the Regulatory Asset Recovery Charge in New Jersey. The rate increase equates to an increase in average, total electricity rates of 6.9% overall, and will increase ACE's annual revenues by approximately $68.4 million. The petition was filed in accordance with the NJBPU's Final Order in restructuring, which mandated that ACE file a plan to set rates that will be in place when the New Jersey Act's transition period ends July 31, 2003.

Securitization

     Under the New Jersey Act, up to 100% of recovery-eligible stranded costs related to electric generating plants and the costs to effect buyouts or buydowns of NUG contracts may be recovered through customer rates. On September 9, 2002, New Jersey enacted an amendment (Amendment) to the New Jersey Act. The Amendment permits the NJBPU to authorize the securitization of deferred balances of electric public utilities resulting from the provisions of the New Jersey Act. The NJBPU may authorize the issuance of transition bonds by an electric public utility or other financing entity in order to (i) recover stranded costs deemed eligible for rate recovery in a stranded cost recovery order; (ii) recover rate reduction requirements determined by the NJBPU to be necessary under the provisions of the New Jersey Act; or (iii) recover basic generation service transition costs. The NJBPU may approve transition bonds with scheduled amortization of up to fifteen years if related to stranded cost recoveries or recoveries of basic generation service transition costs, or the remaining term of a purchase power agreement if related to the buyout or buydown of long-term purchase power contracts with NUGs.

     On September 20, 2002, the NJBPU issued a Bondable Stranded Costs Rate Order (Financing Order) to ACE authorizing the issuance of $440 million of Transition Bonds. The Financing Order also authorized (i) the collection from ACE's customers of a non-bypassable, per kilowatt-hour (kWh) delivered, transition bond charge (TBC) sufficient to fund principal and interest payments on the bonds and related expenses and fees; (ii) the collection from ACE's customers of a separate non-bypassable, per kWh delivered, charge for recovery of the income tax expense associated with the revenues from the TBC; and (iii) the sale of "bondable transition property," which is the irrevocable right to collect TBC, to a special purpose financing entity. ACE, through a wholly owned subsidiary described below, issued Transition Bonds totaling $440 million on December 19, 2002, in accordance with this Financing Order. The proceeds of these bonds will be used to recover the stranded costs associated with the divestiture of the ACE nuclear assets, the buyout of the Pedricktown NUG contract and the buy down of the American Ref-Fuel NUG contract. Also included in the amount authorized was $20 million of transaction costs and capital reduction costs. See Note 12 to the Consolidated Financial Statements for additional information regarding the Pedricktown NUG contract buyout.

     ACE formed ACE Transition Funding, LLC (ACE Transition Funding) during 2001 for the sole purpose of purchasing and owning the bondable transition property (BTP), issuing transition bonds (Bonds), pledging ACE Transition Funding's interest in BTP and other collateral to the bond trustee to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. Proceeds from the sale of Bonds were transferred to ACE in consideration for the BTP, and ACE will repurchase debt and/or equity related to the stranded costs and NUG contracts noted above. The Bonds of ACE Transition Funding are included in Conectiv's Consolidated Balance Sheet.

     On January 31, 2003, ACE filed a petition seeking from the NJBPU an administrative valuation of a portion of the B.L. England Station stranded costs and a finding that such costs may be included as part of the principal amount of transition bonds for which ACE may seek approval under the New Jersey Act. Management anticipates that the necessary approvals will be received from the NJBPU and that a bondable stranded costs rate petition will ultimately be approved, leading to the issuance of additional transition bonds.

Basic Generation Service

     Under the provisions of New Jersey's 1999 Electric Discount and Energy Competition Act (the New Jersey Act) and the NJBPU's Final Decision and Order concerning restructuring ACE's electric utility business, ACE was obligated to provide Basic Generation Service (BGS) through July 31, 2002, which entails supplying electricity to customers in ACE's service area who do not choose an alternative supplier. The Final Decision and Order provides for the recovery through customer rates of the costs incurred by ACE in providing BGS, including an allowed return on certain electric generating plants, the above-market portion of the cost of power purchased from NUGs, and the above-market portion of costs associated with generating power for BGS customers. In recognition of this cost-based, rate-recovery mechanism, when the costs incurred by ACE in providing BGS exceed the revenues from billings to ACE's customers for BGS, the under-recovered costs are deferred as a regulatory asset. ACE deferred costs related to providing BGS in the amounts of $71.3 million for 2002, $143.2 million for 2001, and $7.5 million for 2000. Pursuant to the terms of the 1999 restructuring of ACE's electric generation business, during 2000-2002, the under-recovered costs were first applied to a deferred energy cost liability which was eliminated and then a regulatory asset was established ($153.0 million as of December 31, 2002). After the initial four-year transition period ends July 31, 2003, customer rates are to be adjusted to recover the under-recovered cost balance over a reasonable period of time to be determined by the NJBPU. ACE's recovery of the deferred costs is subject to review by the NJBPU.

     On August 1, 2002, in accordance with the provisions of the New Jersey Act and the NJBPU's Final Decision and Order, ACE petitioned the NJBPU for a $71.6 million, or 8.4%, annualized increase in electric rates, effective August 1, 2003. This proposed rate increase is intended to recover ACE's deferred cost balance as of August 1, 2003 over a four-year period and reset ACE's rates such that an under-recovery of certain costs is no longer embedded in rates. ACE's recovery of the deferred costs is subject to review by the NJBPU, which will determine the amount of cost recovery in accordance with the New Jersey Act.

     BGS electricity supply beyond July 31, 2002 was provided for by a BGS auction held in February 2002, which awarded about 1,900 MW, or 80% of ACE's BGS load to four suppliers for the period from August 1, 2002 to July 31, 2003. The remaining 20% of ACE's BGS load is supplied utilizing ACE's electric supply, consisting of its fossil fuel-fired electric generating plants (excluding Deepwater), which are used first to meet such BGS load, and its NUG contracts, to the extent such electric generating plants are not sufficient to satisfy such load.

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

     By Decision and Order dated December 18, 2002, the NJBPU approved the process for the procurement of BGS supply for the period starting August 1, 2003. The decision included holding two separate but simultaneous auctions to procure BGS supply. The first auction will be for the supply needed to serve large commercial and industrial customers who will be paying an hourly energy price. There are approximately 50 customers in this group for ACE. The auction will determine the capacity price to be paid by these customers. The period covered by this auction is August 1, 2003 through May 31, 2004. The second auction will be for the supply needs of the remainder of the BGS customers, and would be for full requirement service (energy, capacity, transmission, and ancillary services) for these customers. In this auction, two thirds of the needs will be procured for the same period as the first auction, while the remaining one third of the needs will be procured for a period of 34 months. The results of these auctions will be used to set the rates paid by the customers in each group. The decision also established working groups to deal with metering issues and customer education. The auctions were conducted February 3rd and 4th, 2003. The NJBPU approved the results of the auctions on February 5, 2003. ACE has entered into BGS Supplier Agreements with the winning bidders. If any of the winning bidders were to default on their commitments, ACE will offer the defaulted load to other winning bidders, or will make arrangements to purchase the needed supply from PJM-administered markets.

Delaware

     In August 1999, the DPSC issued an order that approved DPL's plan for complying with the Electric Utility Restructuring Act of 1999 (Delaware Act), which restructured the electric utility industry in Delaware. In connection with the restructuring, all retail electric customers of DPL obtained the option to choose an alternative electricity supplier by October 2000. The Delaware Act requires DPL to be the provider of default service to customers who do not choose an alternative electricity supplier for the 3 years ending September 30, 2002 for non-residential customers and the 4 years ending September 30, 2003 for residential customers. Effective October 1, 1999, the restructuring resulted in a 7.5% decrease in DPL's Delaware residential electric rates, which reduced revenues $17.5 million on an annual basis. In addition, DPL agreed to keep residential and non-residential rates at their October 1, 1999 levels until September 30, 2003 and September 30, 2002, respectively.

     Under the terms of an order issued April 16, 2002 by the DPSC in Docket No. 01-194 approving the Conectiv/Pepco Merger, retail electric rates increased by approximately $4.4 million, or 0.9%, on an annualized basis, effective October 1, 2003. In general, retail electric rates in effect on October 1, 2003 are to remain unchanged through May 1, 2006, although the order provides some mechanisms for rate changes in special circumstances. The order also provides that DPL would continue providing default electricity supply service to customers until May 1, 2006.

Maryland

     In October 1999, the MPSC issued an order that approved a settlement agreement for implementing the provisions of the Electric Customer Choice and Competition Act of 1999 (the Maryland Act), which restructured the electric utility industry in Maryland. In connection with the restructuring, all of DPL's Maryland retail customers could elect to choose an alternative electricity supplier beginning July 1, 2000. The settlement agreement provided for DPL to be the default service supplier to customers who do not choose an alternative electricity supplier during the 3 years ending July 1, 2003 for non-residential customers and the 4 years ending July 1, 2004 for residential customers. On November 22, 2002, the MPSC issued an order approving a settlement with DPL to extend its obligation to provide default service (also known as standard offer service, or SOS) to non-residential customers through July 1, 2004. Effective July 1, 2000, the restructuring also resulted in a 7.5% decrease in DPL's Maryland residential electric rates, which reduced revenues $12.5 million on an annual basis. In addition, DPL agreed to keep residential and non-residential rates at their July 1, 2000 levels until June 30, 2004 and June 30, 2003, respectively.

     Under the terms of an order issued April 11, 2002 by the MPSC approving the Conectiv/Pepco Merger, retail electric rates for electricity distribution are to be capped (not permitted to increase) through December 31, 2006 and DPL is to file certain information with the MPSC by December 1, 2003 in order to determine if a rate decrease is warranted. Also, delivery rates for non-residential customers will be decreased by approximately $5.6 million, effective July 1, 2003. The settlement agreement does not address electricity supply rates for periods on and after July 1, 2003 for non-residential customers or on and after July 1, 2004, for residential customers.

     DPL has entered into a settlement in Phase I of Maryland Case No. 8980 to extend its provision of SOS services in Maryland. The Settlement is awaiting approval from the Maryland Commission. The Settlement provides for an extension of SOS for four years for residential and small commercial customers, an extension of two years for medium sized commercial customers, and an extension of one year for large commercial customers. The settlement provides for a policy review by the Commission to consider how SOS will be provided after the current extension expires. The settlement provides for SOS to be procured from the wholesale marketplace and that DPL will be able to recover its costs of procurement and a return.

Virginia
On December 21, 2001, the VSCC approved DPL's proposal to offer choice of electricity suppliers to all of its retail Virginia customers as of January 1, 2002.
(12) TERMINATION OF PURCHASED POWER CONTRACTS

     On November 8, 2002, Conectiv terminated its 500 MW long-term purchased power contract with NRG Energy, Inc. (NRG), which was entered into at the time of the Indian River Power Plant sale in 2001. The term of the purchased power contract was through December 2005. Included in Other Operation and Maintenance expense for 2002 is a $1.0 million payment made by Conectiv on November 13, 2002 to terminate the contract. See Note 14 to the Consolidated Financial Statements for additional information regarding the sale of electric generating plants in 2001.

     On November 10, 1999, the NJBPU issued a Decision and Order approving termination of a contract under which ACE had purchased energy and capacity from Pedricktown, a NUG partnership which was owned 50% by Conectiv subsidiaries prior to June 29, 2001. The NJBPU decided that ACE is entitled to recover from customers the contract termination payment of $228.5 million, transaction costs, and interim financing costs. The NJBPU also found that the contract termination payment and related transaction costs are eligible for long-term financing through the issuance of transition bonds. On December 28, 1999, ACE paid $228.5 million to terminate the contract. The contract termination payment and related costs are reflected as "recoverable stranded costs" as part of "Regulatory assets, net" on the Consolidated Balance Sheets. Effective January 1, 2000, ACE's customer rates were reduced by about 1% (approximately $10 million of revenues on an annualized basis) as a result of the net savings from the contract termination. See Note 11 to the Consolidated Financial Statements for additional information regarding the issuance of transition bonds.

     On December 28, 1999, the Conectiv subsidiaries that owned 50% of the Pedricktown NUG partnership received an $82.2 million distribution from Pedricktown, primarily for the gain realized by Pedricktown from the contract termination. The Conectiv subsidiaries' share of the gain, $75.0 million as of December 31, 2000, was deferred on Conectiv's Consolidated Balance Sheet because ACE had not received the Final Decision and Order of the NJBPU concerning restructuring ACE's electric generation business.

     On June 29, 2001, the 50% interest owned by Conectiv's subsidiaries in Pedricktown was redeemed for approximately $9 million and Pedricktown became owned solely by entities not affiliated with Conectiv. Also, as a result of ACE receiving the Final Decision and Order of the NJBPU, the previously deferred pre-tax gain discussed above was recognized as "Other Income" in the second quarter of 2001. The redemption of Conectiv's subsidiaries' 50% interest in Pedricktown and recognition of the previously deferred gain resulted in a net pre-tax gain of $73.0 million ($41.4 million after income taxes) that is included in 2001 earnings.

(13) ENERGY HEDGING AND TRADING ACTIVITIES
Hedging

     See "Energy Hedging and Trading Activities" in Note 3 to the Consolidated Financial Statements for the accounting policies related to such activities. Effective January 1, 2001, Conectiv adopted SFAS No. 133 and the initial impact of adopting SFAS No. 133 was accounted for as a change in accounting principle.

The cumulative effect of this accounting change resulted in a $3.4 million after-tax ($5.8 million before-tax) credit to other comprehensive income in 2001.
The following table summarizes the after-tax 2002 activity in the portion of other comprehensive income arising from transactions related to derivative instruments designated as cash flow hedges:
Millions of Dollars
Accumulated other comprehensive income as of December 31, 2001 for energy commodity derivative instruments	$ (65.2)
Net unrealized hedging gains	34.4
Reclassifications to earnings because the forecasted energy commodity transactions were no longer expected to occur within the forecast period	-
Reclassification to earnings because the forecasted energy commodity transaction occurred	38.9
Accumulated other comprehensive income as of December 31, 2002 for energy commodity derivative instruments *	8.1
* Primarily associated with natural gas used for electric generation

     During 2002, for derivative instruments designated as cash flow hedges and for the related hedged transaction, the net gain recognized in earnings for hedge ineffectiveness was $0.8 million before taxes ($0.5 million after taxes). These gains and losses are reported as operating revenues in the Consolidated Statement of Income. There were no net gains or losses recognized in earnings for the portion of the derivative instruments' gain excluded from the assessment of hedge effectiveness in 2002.

     During the twelve-month period ending December 31, 2003, a net gain of $9.9 million before taxes ($5.8 million after taxes) associated with energy commodity hedging is expected to be reclassified from accumulated other comprehensive income into earnings. As of December 31, 2002, the maximum length of time over which Conectiv was hedging the variability in future cash flows for forecasted energy commodity transactions was 36 months; however, most of such hedges are for 12 months or less.

     During 2002 and 2001, Conectiv did not hold any derivative instruments designated as "fair value hedges," which include hedges of exposure to changes in the fair value of unrecognized firm commitments.

Trading
The pre-tax gains and losses from energy trading activities (physical and financial combined) which were recognized in earnings are shown below.
Energy Commodity	2002	2001	2000
	(Dollars in Millions)
Natural gas	$ 28.0	$(16.0)	$ 19.7
Electricity	21.2	28.2	12.5
Petroleum	0.8	9.7	6.6
Coal	1.9	-	-
Total (a)	$ 51.9	$ 35.7	$ 38.8
(a) Realized gain / (loss)	$ 65.1	$ 39.7	$(1.0)
Unrealized gain / (loss)	(13.2)	(4.0)	39.8
	$ 51.9	$ 35.7	$ 38.8
(14) SALES OF ELECTRIC GENERATING PLANTS
Sales of Electric Generating Plants Completed in 2001

     On June 22, 2001, the ownership interests of DPL and another Conectiv subsidiary in plants and related inventory that had a net carrying value of $310.8 million and electric generating capacity of 1,080.8 MW were sold to NRG Energy, Inc. (NRG) for cash proceeds of approximately $641.7 million, subject to final adjustments for inventory and other items. A gain of $297.1 million before taxes ($175.0 million after taxes) resulted from the sale and is included in operating revenues in the 2001 Consolidated Statement of Income.

     The second quarter 2001 gain on the sale of electric generating plants was recorded net of estimated selling expenses, including anticipated environmental clean-up costs for the Indian River electric generating plant. In the first quarter of 2002, DPL reached an agreement with an insurer to settle DPL's insurance claim for environmental clean-up costs associated with the Indian River electric generating plant. Due to DPL's insurance claim settlement and revised estimates of selling expenses, the gain on the sale of the plants increased by $15.8 million before income taxes ($9.4 million after income taxes) in the first quarter of 2002 and is included in operating revenues in the 2002 Consolidated Statement of Income.

     On October 18, 2001, ACE sold for $29.6 million its 7.51% (164 MW) interest in Peach Bottom Atomic Power Station (Peach Bottom), 7.41% interest (167 MW) in Salem Nuclear Generating Station (Salem) and 5.0% interest (52 MW) in Hope Creek Nuclear Generating Station (Hope Creek) and the related nuclear fuel to the utilities that operate the plants. ACE's trust funds and obligation for decommissioning the plants were transferred to the purchasers in conjunction with the sale. The net assets sold had a carrying value of $27.3 million, which reflects a write-down in 1999 related to discontinuing SFAS No. 71. ACE used $20.5 million of the proceeds to repay the lease obligations related to the nuclear fuel. There was a $2.4 million pre-tax gain on the sale, which did not affect earnings due to the terms of the 1999 restructuring of the electricity generation business of ACE; instead, the pre-tax gain on the sale decreased the balance of deferred recoverable stranded costs.

Sales of Electric Generating Plants Completed in 2000

     On December 29, 2000, DPL sold for $32.5 million its 7.51% (164 MW) interest in Peach Bottom and 7.41% (167 MW) interest in Salem and the related nuclear fuel to the utilities that operate the plants. DPL's trust funds and obligation for decommissioning the plants were transferred to the purchasers in conjunction with the sale. The net assets sold had a carrying value of $15.1 million, which reflects a write-down in 1999 related to discontinuing SFAS No. 71. DPL used $25.6 million of the proceeds to repay the lease obligations related to the nuclear fuel. A gain of $16.6 million before income taxes ($12.8 million after income taxes) resulted from these sales, which is included in operating revenues in the 2000 Consolidated Statement of Income.

Termination of Agreements for Sale of ACE Electric Generating Plants

     As of December 31, 2002, ACE's fossil fuel-fired electric generating plants (Deepwater Station, Conemaugh and Keystone Stations and B.L. England Station) were no longer under agreements for sale to NRG. Under the terms of agreements between ACE and NRG for the sale of the fossil fuel-fired electric generating plants, they were subject to termination by either party after February 28, 2002. NRG delivered notice to Conectiv on April 1, 2002 terminating these agreements. On January 13, 2003, Conectiv announced the termination of a second competitive bidding process initiated on May 23, 2002 to sell these ACE-owned fossil fuel-fired electric generating plants. Conectiv noted that while the competitive bidding process identified a number of interested parties, current conditions in the electric energy market prevented the Company from reaching agreements for the sale of these generating assets. Conectiv remains interested in selling these assets on acceptable terms, but cannot predict whether or not any or all of the plants will be sold, whether the NJBPU will grant the required approval of any sales agreements, or any related impacts upon recoverable stranded costs.

Wholesale Transaction Confirmation Letter Agreements

     On October 3, 2000, ACE entered into Wholesale Transaction Confirmation letter agreements (Letter Agreements). The Letter Agreements provided for the sale of the electricity output and capacity associated with the former ownership interests of ACE in Peach Bottom, Salem, and Hope Creek. Under the Letter Agreements, the operators of the nuclear plants purchased the electricity output and capacity from ACE during the period from October 7, 2000 through October 18, 2001 (the date ACE sold its interests in the plants). In exchange for the electricity output and capacity purchased from a given plant, the plant operators reimbursed ACE for the nuclear fuel burned and paid ACE's share of operation and maintenance costs, inventories, and capital expenditures.

     DPL also was a party to Letter Agreements, similar to those entered into by ACE, for the sale of the electricity output and capacity associated with the ownership interests of DPL in Peach Bottom and Salem, from October 7, 2000 through December 29, 2000 (the date DPL sold its interests in the plants).

(15) TERMINATION OF MEMBERSHIP IN MUTUAL INSURANCE COMPANY

     Prior to February 19, 2001, DPL was a member of NEIL, which is a nuclear industry mutual insurance company that provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. NEIL members that sold their interests in nuclear electric generating plants on or before December 31, 2000 could elect prior to February 28, 2001 to receive cash for their member account balances. DPL sold its ownership interests in nuclear electric generating plants on December 29, 2000 and elected to terminate its NEIL membership on February 19, 2001. As a result of DPL's NEIL membership termination, DPL received $16.3 million ($9.8 million after taxes), which is classified as a credit in Conectiv's operation and maintenance expenses for 2001.

     ACE sold its interests in nuclear electric generating plants on October 18, 2001. ACE has continued its membership in NEIL through insurance coverages offered by NEIL for property other than nuclear power plants.

(16) CONECTIV COMMON STOCK AND CONECTIV CLASS A COMMON STOCK

     As a result of the Conectiv/Pepco Merger on August 1, 2002, the outstanding shares of Conectiv common stock and Conectiv Class A common stock were cancelled. Additionally, Conectiv issued 100 shares of $0.01 par value per share common stock, all of which are owned by PHI. For additional information, see Note 2 to the Consolidated Financials Statements herein.

     Prior to the merger in 2002, Conectiv's Board of Directors declared $50.7 million of dividends on common stock and $4.8 million of dividends on Class A common stock, including a special dividend declared in connection with the closing of the Conectiv/Pepco Merger of $5.8 million on common stock and $0.5 million on Class A common stock.

(17) PREFERRED STOCK

     ACE is authorized to issue 799,979 shares of $100 par value Cumulative Preferred Stock, 2,000,000 shares of No Par Preferred Stock, and 3,000,000 shares of Preference Stock. DPL has $1, $25, and $100 par value per share preferred stock for which 10,000,000, 3,000,000, and 1,800,000 shares are authorized, respectively. Dividends on ACE and DPL preferred stock are cumulative. Information concerning shares of preferred stock outstanding is shown below.

Preferred Stock of Subsidiaries Not Subject to Mandatory Redemption
The amounts which were outstanding as of December 31, 2002, and 2001 for ACE's and DPL's preferred stock not subject to mandatory redemption are presented below.
			Shares Outstanding		Amount
Issuer	Series	Current Redemption Price	2002	2001	2002	2001
				(Dollars in Millions)
ACE	$100 per share par value 4.00%-5.00%	$100.00-$105.50	62,305	62,305	$ 6.2	$ 6.2
DPL	$25 per share par value 7-3/4%	(1)	-	316,500	-	7.9
DPL	$100 per share par value 3.70%-5.00%	$103.00-$105.00	181,698	181,698	18.2	18.2
	6-3/4%	(2)	35,000	35,000	3.5	3.5
					$27.9	$35.8
(1)	Redeemable beginning September 30, 2002, at $25 per share.
(2)	Redeemable beginning November 1, 2003, at $100 per share.

On December 30, 2002, DPL redeemed at par 316,500 shares of its $25 par preferred stock with an annual dividend rate of 7.75%.
Preferred Stock of Subsidiaries Subject to Mandatory Redemption

     On May 1, 2002, ACE redeemed 124,500 shares of its $7.80 annual dividend rate preferred stock, under mandatory and optional redemption provisions, at the $100 per share stated value, or $12.45 million in total.

As of December 31, 2001, ACE had 124,500 shares outstanding of $7.80 annual dividend rate preferred stock, $100 per share stated value, or $12.45 million.
(18) COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY COMPANY DEBENTURES
		Shares Outstanding		Amount
Issuer	Series	2002	2001	2002	2001
				(Dollars in Millions)
DPL financing trust	$25 per share, 8.125%	2,800,000	2,800,000	$ 70.0	$ 70.0
ACE financing trust	$25 per share, 8.25%	2,800,000	2,800,000	70.0	70.0
ACE financing trust	$25 per share, 7.375%	1,000,000	1,000,000	25.0	25.0
				$165.0	$165.0

     ACE and DPL have wholly owned financing subsidiary trusts shown in the table above. The financing subsidiary trusts have common and preferred trust securities outstanding and hold Junior Subordinated Debentures (the Debentures) of ACE and DPL. ACE and DPL own all of the common securities of the trusts, which constitute approximately 3% of the liquidation amount of all of the trust securities issued by the trusts. The trusts use interest payments received on the Debentures, which are the trusts' only assets, to make cash distributions on the trust securities. The obligations of ACE and DPL pursuant to the Debentures and guarantees of distributions with respect to the trusts' securities, to the extent the trusts have funds available therefore, constitute full and unconditional guarantees of the obligations of the trusts under the trust securities the trusts have issued.

     For consolidated financial reporting purposes, the Debentures are eliminated in consolidation against the trust's investment in the Debentures. The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2026 to 2036. The Debentures are subject to redemption, in whole or in part, at the option of DPL and/or ACE, at 100% of their principal amount plus accrued interest, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events.

(19) DEBT

     As a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), Conectiv is required to obtain SEC authorization for certain financing transactions. On July 31, 2002, the Securities and Exchange Commission (SEC) issued an order to PHI (PHI Financing Order) authorizing certain financing transactions. The PHI Financing Order superseded orders that the SEC has previously issued to Conectiv concerning Conectiv financing authorizations.

PUHCA regulations prohibit Conectiv from borrowing from its subsidiaries.

     Maturities of long-term debt and sinking fund requirements during the next five years are as follows: 2003 -$221.8 million; 2004 - $143.3 million; 2005 - $342.8 million; 2006 - $130.4 million; and 2007 - $102.1 million.

     Conectiv had a $1,404.2 million consolidated short-term debt balance as of December 31, 2002, which included (i) $361.8 million of short-term notes held by financial institutions (2.99% average interest rate); (ii) $596.1 million of short-term notes payable to PHI (2.02% average interest rate); (iii) $66.1 million of short-term borrowings from PHI's money pool, which PHI subsidiaries invest in and borrow from; (iv) $221.8 million of current portion of long-term debt; and (v) $158.4 million of variable rate demand bonds (1.4% average interest rate). Conectiv's consolidated short-term debt balance of $1,596.3 million as of December 31, 2001 had an average interest rate of 2.9%.

     Effective with the Conectiv/Pepco Merger, Conectiv's credit agreements of $1.035 billion in the aggregate and DPL's credit agreement of $105 million were terminated. PHI entered into a $1.5 billion credit agreement for general corporate purposes, including commercial paper back-up. Under the PHI credit agreement, a borrowing sublimit of $1.0 billion exists for PHI and a borrowing sublimit of $500 million exists for aggregate borrowings by Pepco, DPL, and ACE, limited to $300 million for each such borrower. Conectiv is not a party to the PHI credit agreement. Conectiv expects that its future funding requirements will be satisfied primarily through dividends received from its subsidiaries and funding from PHI.

On June 1, 2002, Conectiv redeemed at maturity $100 million of unsecured 6.73% Medium Term Notes.

     On June 4, 2002, Conectiv sold $250 million in principal amount of 5.30% Notes due June 1, 2005 (the Initial Notes). In November 2002, the Initial Notes were exchanged for Notes registered under the Securities Act of 1933, as amended, the form and terms of which are substantially the same as the Initial Notes.

On January 28, 2003, Conectiv paid down a $200 million Floating Rate Note with an original maturity of February 28, 2003.
On February 1, 2002, DPL redeemed $27.5 million of 8.5% First Mortgage Bonds, due February 1, 2022.

     On behalf of DPL, the Delaware Economic Development Authority issued $46 million of long-term bonds and loaned the proceeds to DPL on May 30, 2002. The bonds issued included $15.0 million of variable rate Exempt Facilities Refunding Bonds, due May 1, 2032, and $31.0 million of 5.2% Pollution Control Refunding Revenue Bonds, due February 1, 2019. The bonds that were issued are not secured by a mortgage or security interest in property of DPL. On June 3, 2002, DPL used the proceeds to redeem $46.0 million of bonds outstanding, including $15.0 million of 6.85% bonds, due May 1, 2022, and $31.0 million of 6.75% bonds, due May 1, 2019.

On June 1, 2002, DPL redeemed $2.0 million of 6.95% Amortizing First Mortgage Bonds.
On October 1, 2002, DPL redeemed $30.0 million of 6.95% First Mortgage Bonds and $12.0 million of 6.59% Medium Term Notes.
On November 15, 2002, DPL redeemed at maturity $3 million of 9.26% Medium Term Notes A and $1 million of its 9.29% Medium Term Notes A.
On April 1, 2002, ACE redeemed at maturity $20 million of unsecured 6.46% Medium Term Notes.
On May 28, 2002, ACE redeemed at maturity $5 million of secured 7.04% Medium Term Notes.
On August 23, 2002, ACE redeemed at maturity $25.0 million of secured 7.01% Medium Term Notes.
On December 1, 2002, ACE redeemed $75 thousand of 6.38% mandatory sinking fund Tax Exempt bonds.
On December 19, 2002, ACE retired at maturity a term loan in the amount of $171.4 million.
ACE will redeem on March 24, 2003, Secured Medium Term Notes totaling $58 million with interest rates ranging from 7.125% - 7.98%.

     On December 19, 2002, ACE Transition Funding issued $440 million of Bonds, consisting of four classes. The transition bonds issued included $109.0 million, 2.80%, due July 10, 2010; $66.0 million, 4.21%, due April 20, 2013; $118.0 million, 4.91%, due July 20, 2017; and $147.0 million, 5.55%, due October 20, 2023. The proceeds from the sale of Bonds will be used to fund the purchase of Bondable Transition Property (BTP) from ACE. The Bonds are collateralized on a pro-rata basis by the BTP and the equity and other assets of ACE Transition Funding. Amounts on deposit with the Trustee are classified as restricted funds on the Balance Sheet.

     The First Mortgage Bonds of ACE and DPL are secured by a first lien on the properties of ACE and DPL, respectively. ACE's and DPL's respective Mortgages require that electric generating plants sold (as discussed in Note 14 to the Consolidated Financial Statements) be released from the liens. Assets may be released with a combination of cash, bondable property additions and credits representing previously issued and retired First Mortgage Bonds. Pursuant to these terms, the electric generating plants of ACE and DPL sold during 2000-2001 were released from the liens.

     On June 25, 2002, Conectiv Bethlehem, LLC (CB) entered into a Credit Agreement (CB Credit Agreement) with various banks and financial institutions. CB is constructing new mid-merit power plants in Bethlehem, Pennsylvania. Under the CB Credit Agreement, CB may borrow up to $365 million as a construction loan and convert the construction loan to a term loan after completing construction of the two 545 MW combined cycle power plants (CB Project). Borrowings under the CB Credit Agreement are secured by a lien on CB and all tangible, intangible, and real property of CB. As of December 31, 2002, the balance of CB's outstanding borrowings under the CB Credit Agreement was $161.8 million (5.34.4% interest rate).

     CB expects to convert the construction loan to a term loan on April 30, 2004 (the actual date on which the construction loan is converted is referred to herein as the Term Loan Conversion Date), as provided for in the CB Credit Agreement. CB is required to repay any portion of the construction loan not converted to a term loan at the Term Loan Conversion Date or no later than September 30, 2004. Four semi-annual principal payments begin six months after the Term Loan Conversion Date. Depending on the Term Loan Conversion Date, the amount of the term loan principal, which is repaid by the total of the four semi-annual payments, is approximately 12.89% to 14.7%. The remaining principal of the term loan (and any unpaid accrued interest or fees) is due upon the loan's maturity, which is the later of June 25, 2006, or the second anniversary of the Term Loan Conversion Date.

     For borrowings under the CB Credit Agreement, CB has the option of choosing an interest rate based on the London inter-bank offering rate (LIBOR) plus (i) 1.625%, or (ii) 1.75%, for construction and term loans, respectively. The CB Credit Agreement requires CBI to hedge the interest rate on at least 50% of principal borrowings and on at least 75% of principal borrowings if LIBOR exceeds 4.0% for three- or six- month borrowing periods, respectively. On July 11, 2002, CB entered into an interest rate swap agreement on 75% of the anticipated forward monthly loan balances outstanding. The notional amount of the swap will increase with the expected draw schedule of the construction loan. As of December 31, 2002, the notional amount of the swap was increased from $39.8 million to $125.0 million. The notional amount of the swap increases to $273.8 million on or before the term loan conversion date. The swap agreement provides for CB to receive interest based on a variable rate and to pay interest based on a fixed rate of 4.15%. The swap agreement is expected to effectively convert the variable interest rate on 75% of the expected average loan balance to the fixed rate of 4.15%.

     In connection with the CB Credit Agreement, Conectiv provides a guarantee associated with the Conectiv Energy Supply, Inc. (CESI) agreement to purchase energy and capacity from CB (CESI/CB Power Agreement) and other guarantees related to obligations of Conectiv subsidiaries under agreements related to constructing and operating the CB Project. Generally, Conectiv's guarantee obligations will not exceed the amount of the debt outstanding under the CB Credit Agreement and do not guarantee CB's obligation to repay the debt. If Conectiv's credit ratings fall below the "Minimum Ratings Requirement" specified by the CB Credit Agreement, then, in an amount equal to Conectiv's outstanding guarantees, Conectiv is required to either: (i) deposit cash, (ii) obtain a letter of credit, or (iii) have another qualified party provide such guarantees. The "Minimum Ratings Requirement" of the CB Credit Agreement is not met if Conectiv's unsecured senior long-term debt (i) is rated lower than Baa3 by Moody's Investor Service (Moody's) or BBB- by Standard & Poors (S&P) or (ii) Conectiv's unsecured senior long-term debt is rated Baa3 by Moody's or BBB- by S&P and Conectiv receives a "negative outlook" or is placed on "credit watch negative" by Moody's or S&P.

     Upon substantial completion of construction of the CB Project, the CB Credit Agreement requires that revenues from the CB Project be deposited with a bank that administers the disbursement of cash (Administrative Agent) based on the terms of a "depository agreement." The depository agreement requires that cash be applied to (i) pay operating costs and principal and interest on the loans and (ii) establish reserves for debt service and major scheduled maintenance of the CB Project, before cash is released to CB for other uses, such as the payment of dividends by CB to Conectiv or Conectiv subsidiaries.

     The CB Credit Agreement contains a number of events of default that could be triggered by defaults on Conectiv or CB debt, bankruptcy, CB's loss of collateral, defaults by CB under CB Project agreements such as the CESI/CB Power Agreement, and material adverse changes in CB's regulatory status. Conectiv and CB were in compliance with covenants of the CB Credit Agreement during the year ended, and as of, December 31, 2002.

Long-term debt outstanding as of December 31, 2002, and 2001 is presented below:
Type of Debt	Interest Rates	Due	2002	2001
			(Dollars in Millions)
First Mortgage Bonds:
	6.95%	2002	$ -	$ 30.0
	6.38%	2002-2006	2.0	2.1
	6.40%	2003	85.0	85.0
	6.63%-8.15%	2011-2015	101.6	101.6
	5.90%-7.30%	2019-2021	57.1	88.1
	5.60%-8.50%	2022-2025	166.5	209.0
	6.05%-7.20%	2028-2032	144.7	144.7
Amortizing First Mortgage Bonds	6.95%	2002-2008	17.9	19.8
			574.8	680.3
Pollution Control Bonds and Notes:
	5.20%	2019	31.0	-
	5.50%	2025(1)	15.0	15.0
	4.90%	2026(2)	34.5	34.5
	5.65%	2028-2029(3)	16.2	16.2
	Variable	2030-2031	78.4	63.4
			175.1	129.1
Medium-Term Notes (secured):
	7.02%	2002	-	30.0
	6.00%-7.20%	2003	40.0	40.0
	6.18%-7.98%	2004-2008	223.0	223.0
	7.25%-7.63%	2010-2014	8.0	8.0
	7.68%	2015-2016	17.0	17.0
			288.0	318.0

Medium-Term Notes (unsecured):
	6.46%-9.29%	2002	-	136.0
	6.63%-6.73%	2003	80.0	80.0
	6.73%-8.30%	2004	54.5	54.5
	6.73%	2005	280.0	30.0
	6.73%-6.75%	2006	40.0	40.0
	7.06%-8.13%	2007	76.5	76.5
	7.54%-7.62%	2017	14.0	14.0
	6.81%	2018	4.0	4.0
	7.61%	2019	12.0	12.0
	7.72%	2027	10.0	10.0
			571.0	457.0
Transition Bonds:
	2.89%	2010	109.0	-
	4.21%	2013	66.0	-
	4.91%	2017	118.0	-
	5.50%	2023	147.0	-
			440.0	-
Other Obligations:
	2.95%	2002	-	171.4
	9.65%	2002	-	1.0
			-	172.4
Total long-term debt			2,048.9	1,756.8
Unamortized premium and discount, net			(2.8)	(2.9)
Current maturities of long-term debt			(221.8)	(398.0)
Total net long-term debt			$1,824.3	$1,355.9
(1) The bonds are subject to mandatory tender on July 1, 2010.
(2) The bonds are subject to mandatory tender on May 1, 2011.
(3) The bonds are subject to mandatory tender on July 1, 2010.

     The debt obligations of Conectiv's subsidiaries included $158.4 million of Variable Rate Demand Bonds (VRDB) as of December 31, 2002 and 2001. The VRDB are included in short-tem debt because the VRDB are due on demand by the bondholder. However, bonds submitted to Conectiv's subsidiaries for purchase are remarketed by a remarketing agent on a best efforts basis. Management expects that bonds submitted for purchase will continue to be remarketed successfully due to the credit worthiness of Conectiv's subsidiaries and the bonds' interest rates being set at market. Conectiv's subsidiaries also may utilize one of the fixed rate/fixed term conversion options of the bonds. Thus, management considers the VRDB to be a source of long-term financing. The $158.4 million balance of VRDB outstanding as of December 31, 2002, matures in 2009 ($12.5 million), 2014 ($18.2 million), 2017 ($30.4 million), 2024 ($33.33 million); 2028 ($15.5 million), 2029 ($30.0 million) and 2031 ($18.5 million). Average annual interest rates on the VRDB were 1.4% in 2002 and 2.7% in 2001.

(20) FAIR VALUE OF FINANCIAL INSTRUMENTS
The year-end fair values of certain financial instruments are listed below. The fair values were based on quoted market prices of Conectiv's securities or securities with similar characteristics.
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Millions)
Funds held by trustee	$ 15.3	$ 15.3	$ 12.1	$ 12.1
Investments in marketable equity securities	1.2	1.2	5.1	5.1
Preferred stock subject to mandatory redemption	-	-	12.4	12.9
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures	165.0	165.2	165.0	166.7
Long-term debt	1,824.3	1,924.2	1,355.9	1,379.1
Energy derivative instruments classified as accounts receivable within:
Current Assets	102.9	102.9	28.2	28.2
Other Assets	29.0	29.0	-	-
Energy derivative instruments classified as derivative instruments within:
Current Liabilities	88.0	88.0	87.9	87.9
Deferred Credits and Other Liabilities	15.0	15.0	28.9	28.9
(21) LONG-TERM PURCHASED POWER CONTRACTS

     As of December 31, 2002, the commitments of Conectiv's subsidiaries under long-term purchased power contracts included 1,900 MW of capacity and varying amounts of firm electricity per hour during each month of a given year. Commitments for purchased capacity under contracts existing as of December 31, 2002 decreased by approximately 1,200 MW from 2001, primarily due to the replacement of the capacity supplied by these contracts with the capacity and energy provided by the BGS suppliers that were selected by the auction process discussed in Note 11 to the Consolidated Financial Statements. Based on existing contracts as of December 31, 2002, the commitments of Conectiv's subsidiaries during the next five years for capacity and energy under long-term purchased power contracts are estimated to be as follows: $384 million in 2003, $346 million in 2004; $336 million in 2005; $269 million in 2006; and $237 million in 2007.

(22) LEASES
Nuclear Fuel

     As discussed in Note 14 to the Consolidated Financial Statements, ACE and DPL sold their respective ownership interests in nuclear electric generating plants and the related nuclear fuel on December 29, 2000 and October 18, 2001, respectively. Prior to the sales, the ownership interests of ACE and DPL in nuclear fuel were financed through nuclear fuel energy contracts, which were accounted for as capital leases. The obligations of ACE and DPL under the contracts were repaid upon the sales of the interests in the nuclear electric generating plants on December 29, 2000 and October 18, 2001, respectively, with proceeds from the sales.

Lease Commitments

     DPL leases an 11.9% interest in the Merrill Creek Reservoir. The lease is an operating lease and payments over the remaining lease term, which ends in 2032, are $131.5 million in aggregate. DPL, ACE and other Conectiv subsidiaries also have long-term leases for certain other facilities and equipment. Minimum commitments as of December 31, 2002, under the Merrill Creek Reservoir lease and other lease agreements are as follows: 2003--$19.5 million; 2004--$16.9 million; 2005--$17.5 million; 2006--$17.5 million; 2007--$17.4 million; after 2007--$124.7 million; total--$213.5 million.

Rentals Charged To Operating Expenses
The following amounts were charged to operating expenses for rental payments under both capital and operating leases.
	2002	2001	2000
	(Dollars in Millions)
Interest on capital leases	$ 0.1	$ 1.3	$ 3.3
Amortization of capital leases	0.1	9.4	23.0
Operating leases	26.4	35.2	35.2
	$26.6	$45.9	$61.5

(23) PENSIONS AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (OPEB)
Pension Benefits

     The Pepco Holdings Retirement Plan (Plan) is a noncontributory plan that covers substantially all employees of Pepco, DPL, ACE and certain employees of other Pepco Holdings subsidiaries. Effective December 31, 2002, following the August 1, 2002 Pepco and Conectiv merger, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Plan. The provisions and benefits of the merged plan for Pepco employees are identical to those of the original Pepco plan and for DPL and ACE employees the provisions and benefits are identical to the original Conectiv plan.

     As a result of the Conectiv/Pepco Merger, PHI adjusted Conectiv's accrued pension liability on August 1, 2002 to recognize all previously unrecognized gains and losses arising from past experience different from that assumed, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No.87, "Employers' Accounting for Pensions." The Conectiv Plan transferred a projected benefit obligation of $804 million and plan assets of $744 million on August 1, 2002.

     PHI's pension expense/(income) included in net periodic benefit cost was $9.0 million in 2002, $(3.0) million in 2001, and $3.0 million in 2000. The 2002 net periodic benefit cost amount of $9.0 million includes $2.9 million of Conectiv net benefit cost for the period August 1, 2002 through December 31, 2002. The 5-month net benefit cost of Conectiv includes provision for eligible employees of PHI Service Company who are heritage CRP employees. The components of net periodic benefit cost for PHI were computed as follows.

	Pension Benefits
	2002	2001	2000
	(Millions of Dollars)
Components of PHI's Net Periodic Benefit Cost
Service cost	$16.0	$9.7	$12.8
Interest cost	54.1	36.3	37.2
Expected return on plan assets	(69.0)	(50.9)	(48.7)
Amortization of prior service cost	1.0	1.0	1.4
Recognized actuarial loss	6.9	.9	.3
Net Periodic Benefit Cost	$9.0	$(3.0)	$3.0

     The portion of net periodic benefit cost included as retirement expense in Conectiv's consolidated net income for the twelve months ended December 31, 2002 is $(2.6) million. This expense excludes provision during the period August 1, 2002 through December 31, 2002 for eligible employees of PHI Service Company who are heritage CRP employees.

     PHI pension program assets are stated at fair value and are composed of approximately 42% of fixed income investments (including cash equivalents) with the balance in equity investments at December 31, 2002. No Pepco Holdings stock is included in the pension program assets.

The changes in PHI benefit obligation and fair value of PHI plan assets are presented in the following table.

	Pension Benefits
	2002	2001
	(Millions of Dollars)
Change in PHI's Benefit Obligation
Projected Benefit obligation at beginning of year	$548.3	$532.3
Service cost	16.0	9.7
Interest cost	54.1	36.3
Acquisition	804.1	-
Actuarial loss	40.7	3.2
Benefits paid	(64.3)	(33.2)
Projected Benefit Obligation at End of Year	$1,398.9	$548.3
Accumulated Benefit Obligation at December 31	$1,228.2	$489.0
Change in Fair Value of PHI's Plan Assets
Fair value of plan assets at beginning of year	$555.0	$576.9
Actual return on plan assets	(37.2)	(14.6)
Company contributions	35.0	25.0
Acquisition	744.3	-
Benefits paid	(56.5)	(32.3)
Fair Value of Plan Assets at End of Year	$1,240.6	$555.0

The following table sets forth the PHI Program's prepaid benefit cost.

	Pension Benefits
	2002	2001
	(Millions of Dollars
Funded status	$(158.3)	$6.7
Unrecognized actuarial loss	278.1	139.6
Unrecognized prior service cost	5.1	6.1
Prepaid Benefit Cost	$124.9	$152.4

The actuarial assumptions for Pepco and Conectiv at December 31, 2002, and 2001 are:

	2002	2001
Discount rate	6.75%	7.0%
Expected return on plan assets
Pepco	9.0%	9.0%
Conectiv	9.5%	-
Rate of compensation increase
Pepco	4.0%	4.0%
Conectiv	4.5%	-

     As of January 1, 2002, Pepco and Conectiv's individual plan actuarial valuations incorporated different assumptions for the 2002 year net periodic expense determination. PHI expects to review, and may change the actuarial assumptions of the plan for 2003.

Other Post-Employment Benefits

     In addition to providing pension benefits, Conectiv provides certain health care and life insurance benefits for eligible employees (OPEBS), including the eligible employees of PHI Service Company who are heritage CRP employees.

     The acquisition of Conectiv by Pepco in August 2002 resulted in purchase accounting requirements that are reflected in the net periodic benefit cost of PHI and in the 2002 net periodic benefit cost information for Conectiv listed in the table below. Under such accounting, PHI adjusted Conectiv's accrued postretirement liability on August 1, 2002 to recognize all previously unrecognized actuarial gains and losses, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No.106. The Conectiv Plan transferred a projected benefit obligation of $320 million and plan assets of $100 million on August 1, 2002. The net periodic benefit cost included in Conectiv's 2002 consolidated results of operations is stated at historical cost and does not reflect the purchase accounting adjustment recorded by PHI.

	Other Post Employment Benefits
	2002	2001	2000
	(Millions of Dollars)
Components of Conectiv's Net Periodic Benefit Cost
Service cost	$4.9	$4.4	$3.9
Interest cost	22.0	17.1	14.5
Expected return on plan assets	(8.7)	(9.0)	(8.6)
Amortization of transition obligation	-	3.1	3.1
Amortization of prior service cost	-	0.1	0.1
Recognized actuarial (gain) loss	7.3	-	(3.1)
Net Periodic Benefit Cost	$25.5	$15.7	$9.9
Portion of net periodic benefit cost included as postemployment benefit expense in Conectiv consolidated net income	$19.2	$15.7	$9.9

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The assumed health care cost trend rate used to measure the expected cost benefits covered by the plan is 10% for the Conectiv plan. This rate is expected to decline to 5.0% over the next four-year period. A one percentage point change in the assumed health care cost trend rate would have the following effects for fiscal year 2002.

	1 Percentage- Point Increase	1 Percentage- Point Decrease
	(Millions of Dollars)
Effect on total of service and interest cost components	$ 0.4	$ (0.4)
Effect on postretirement benefit obligation	$12.4	$(12.3)

The changes in Conectiv benefit obligation and fair value of Conectiv plan assets are presented in the following table.

	Other Post Employment Benefits
	2002	2001
	(Millions of Dollars)
Change in Conectiv Benefit Obligation
Benefit obligation at beginning of year	$263.8	$201.5
Service cost	4.9	4.4
Interest cost	22.0	17.1
Plan participants' contributions	0.6	0.5
Actuarial loss	58.0	57.3
Benefits paid	(19.2)	(17.0)
Benefit Obligation at End of Year	$330.1	$263.8
Change in Fair Value of Conectiv Plan Assets
Fair value of plan assets at beginning of year	$117.1	$119.7
Actual return on plan assets	(11.1)	(2.3)
Company contributions	20.6	16.2
Plan participants' contributions	0.6	0.5
Benefits paid	(19.2)	(17.0)
Fair Value of Plan Assets at End of Year	$108.0	$117.1

The following table sets forth the Conectiv Program's accrued benefit cost.

	Other Post Employment Benefits
	2002	2001
	(Millions of Dollars)
Funded status	$(222.1))	$(146.7)
Unrecognized actuarial loss	70.4	22.4
Unrecognized prior service cost	-	0.1
Unrecognized initial net obligation	57.0	34.4
Accrued Benefit Cost	$(94.7))	$(89.8)

Actuarial assumptions as of December 31, 2002, and 2001 are:

	2002	2001
Discount rate	6.75%	7.25%
Expected return on plan assets	9.5%	9.5%
Rate of compensation increase	4.5%	4.5%

     As of January 1, 2002, Pepco and Conectiv's individual plan actuarial valuations incorporated different assumptions for 2002 net periodic expense determination. PHI expects to review, and may change the actuarial assumptions of the plans for 2003.

     Conectiv funded a portion of its 2002 and 2001 estimated liability for Conectiv postretirement medical and life insurance costs through the use of an Internal Revenue Code (IRC) 501(c)(9) Voluntary Employee Beneficiary Association (VEBA). Assets are composed of cash equivalents, fixed income investments and equity investments.

     Conectiv also sponsors defined contribution savings plans covering all eligible employees. Under these plans, the Company makes contributions on behalf of participants. Company contributions to the plans totaled $3.5 million in 2002, $4.6 million in 2001, and $4.9 million in 2000.

(24) COMMITMENTS AND CONTINGENCIES
Commitments

     See Note 21 to the Consolidated Financial Statements for commitments related to long-term purchased power contracts and Note 22 to the Consolidated Financial Statements for commitments related to leases.

Environmental Matters

     Conectiv's subsidiaries are subject to regulation with respect to the environmental effects of their operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to current and past disposal practices. Conectiv's liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean up-related issues (including whether a Conectiv subsidiary or a corporate predecessor is responsible for conditions on a particular parcel). Conectiv's current liabilities include $22.7 million as of December 31, 2002 ($17.7 million as of December 31, 2001) for potential clean-up and other costs related to sites at which a Conectiv subsidiary is a potentially responsible party (PRP), alleged to be a third party contributor, or has made a decision to clean up contamination on its own property. The accrued liability as of December 31, 2002 includes $11.2 million for remediation and other costs associated with environmental contamination that resulted from an oil release at the Indian River power plant (which was sold on June 22, 2001) and reflects the terms of a related consent agreement reached with the Delaware Department of Natural Resources and Environmental Control during 2001. As a result of discontinuing the second competitive bidding process for ACE's fossil fuel-fired generating stations and management's decision to clean up contamination on its own property, ACE's anticipated $7 million costs to clean up the Deepwater generating station is included in the previously stated $22.7 million liability. The costs of cleaning up ACE's B.L. England generating station have not yet been quantified. Conectiv does not expect such future costs to have a material effect on its financial position or results of operations.

     In April 2002, the United States Environmental Protection Agency (EPA) proposed regulations addressing best technology available for minimizing environmental impact from existing power production cooling water intake structures. The ACE Deepwater electric generating station's New Jersey Pollution Discharge Elimination System (NJPDES) renewal permit, effective through September 30, 2007 will require a study to evaluate the efficiency of recent changes to the intake structure and other biological impact studies that will be submitted with a permit renewal application in 2007. The NJPDES permit for the B.L. England Station expired in December 1999, but has been administratively extended, through submittal of a renewal application, and the plant continues to operate under the conditions of the existing permit until a renewal permit is issued by the New Jersey Department of Environmental Protection (NJDEP).

     A Conectiv subsidiary holds a National Pollution Discharge Elimination System (NPDES) permit for the Edge Moor Power Plant. Studies to determine impacts on aquatic organisms by the plant's intake structures, required by the existing permit which expires in October 2003, were completed in 2002. The results of these studies and additional site specific studies on alternative technologies are expected to determine whether changes to intake structures are required to comply with any final rule that the EPA adopts.

     On May 4, 2002, ACE, Conectiv Atlantic Generation, LLC (CAG), and the NJDEP entered into an Administrative Consent Order (ACO) to address ACE's and CAG's inability to procure Discrete Emission Reductions (DER) credits to comply with New Jersey's NOx Reasonable Available Control Technology (RACT) requirements and NJDEP's allegations that ACE had failed to comply with DER credit use restrictions from 1996 to 2001. The ACO eliminates requirements for ACE and CAG to purchase DER credits for certain ACE and CAG electric generating units through May 1, 2005 and provides, among other things, for installation of new controls on CAG's electric generating units ($7 million estimated cost), a $1.0 million penalty, a $1.0 million contribution to promote, develop and enhance an urban airshed reforestation project, and operating hour limits at ACE's Deepwater Unit No. 4.

     On July 11, 2001, the NJDEP denied ACE's request to renew a permit variance, effective through July 30, 2001, that authorized Unit 1 at the B.L. England station to burn coal containing greater than 1% sulfur. ACE has appealed the denial. The NJDEP has issued a number of stays of the denial to authorize ACE to operate Unit 1 with the current fuel until May 29, 2003. NJDEP also issued addendums to the permit/certificate to operate for Unit 1 authorizing trial burns of coal with a sulfur content less than 2.6%. ACE is requesting an extension of the current stay of the denial and submitted final wrap-up reports on the results of its test burns to NJDEP on January 28, 2003. Management is not able to predict the outcome of ACE's appeal, including the effects, if any, of trial burn results on NJDEP's position with regard to the denial or the appeal.

     In February 2000, the EPA and NJDEP requested information from ACE regarding the operation of coal-fired boilers at ACE's B.L. England and Deepwater generating stations. As of December 2002, in responding to this request and numerous subsequent requests, ACE has provided more than 24,000 pages of documents covering activities at B.L. England and Deepwater since 1978 to the EPA and NJDEP. The EPA has sought this information pursuant to its authority under Clean Air Act Section 114, and the ACE requests are similar to those that the EPA has made of other electric utilities to determine compliance with New Source Review (NSR) Prevention of Significant Deterioration (PSD) and non-attainment NSR requirements. Similar inquiries have resulted in the filing of federal lawsuits against utilities in the South and Midwest. A number of settlements of litigation brought as a result of such inquiries alleging violations of NSR standards have been announced. In January 2002, the Department of Justice completed its review of the EPA's enforcement actions and concluded that the EPA has a reasonable basis on which to pursue NSR enforcement. On December 31, 2002, the EPA published an NSR reform package including both proposed and final rules. The proposed rule offers options for clarifying the routine maintenance, repair and replacement exclusion to the NSR rules. It is unclear how the EPA's proposed reform rules will ultimately impact the on-going NSR enforcement actions; however, EPA officials have indicated their intention to continue with the NSR enforcement initiative targeting alleged past violations under the current rules. ACE met with the EPA and NJDEP in May 2002 to discuss NSR issues. Since then, ACE entered into a confidentiality agreement with the government agencies. Conectiv does not believe that it has violated NSR requirements. Management cannot predict the impact of the EPA/NJDEP inquiries or proposal on B.L. England or Deepwater operations.

     In June 1992, the EPA identified ACE as a PRP at the Bridgeport Rental and Oil Services (BROS) superfund site in Logan Township, New Jersey. In September 1996, ACE along with other PRPs signed a consent decree with the EPA and NJDEP to address remediation of the Site. ACE's liability is limited to 0.232 percent and ACE has made contributions of approximately $105,000. The Phase 2 Remedial Investigation/Feasibility Study (RI/FS) to address groundwater and wetlands contamination is scheduled to be completed in September 2003. ACE believes that its liability at this site will not have a material adverse effect on its financial position or results of operations.

     In November 1991, NJDEP identified ACE as a PRP at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an ACO with NJDEP to remediate the Site. The soil cap remedy for the Site has been completed and the NJDEP conditionally approved the Remedial Action Report in January 2003. The results of groundwater monitoring over the next year will help to determine the extent of post-remedy operation and maintenance costs.

     In the late 1980's DPL was identified by the EPA as a PRP at the Spectron Superfund Site located in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling, and processing facility from 1961 to 1988. The PRP Group determined that in 1987 and 1988 DPL sent 440 gallons of waste paint to the site. DPL paid $290.40 in connection with a Consent Agreement as a Non-Performing Settling Party to resolve its liability for Phase I activities at the site. In September 1991 DPL made an additional $500 payment pursuant to a second ACO initiating Phase II activities. The site was added to the National Priorities List in 1994. In February 2003, the PRP Group informed DPL that DPL was a de micromis party at the Site because its 440 gallon contribution to the Site was less than EPA's 890 gallon threshold for de minimis status and that DPL has no further liability for contribution to the Site's remediation fund.

     In the late 1980's, DPL was notified by the EPA that it, along with several other utilities and nonutilities, was a PRP in connection with the polychlorinated biphenyl compounds (PCBs) contamination at the Metal Bank/Cottman Avenue site located in Philadelphia, Pennsylvania at which the Site owner, from 1968 to 1972, drained oil from used transformers to reclaim copper. Based on the PRP group's determination that DPL sent 102 transformers to the Site, DPL was allocated responsibility for 0.24 percent of remediation costs. In October 1994, a RI/FS including a number of possible remedies was submitted to the EPA. In December 1997, the EPA signed a Record of Decision (ROD) that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million. In 1999, DPL entered into a de minimis settlement with the EPA and paid approximately $107,000 to resolve its liability for cleanup costs at the Site. The de minimis settlement did not resolve DPL's responsibility for natural resource damages, if any, at the Site. DPL believes that its liability at this site will not have a material adverse effect on its financial position or results of operations.

Litigation

     On December 2, 2001, Enron North America Corp. and several of its affiliates filed for protection under the United States Bankruptcy Code. In December 2001, DPL and Conectiv Energy Supply, Inc. (CESI) terminated all transactions under various agreements with Enron North America Corp. and Enron Power Marketing, Inc. (EPMI and, together with Enron North America Corp., Enron). In late January 2003, after several months of discussions attempting to arrive at a settlement with Enron concerning the amount owed by Delmarva and CESI, EPMI filed an adversary complaint (the Complaint) against CESI in the Bankruptcy Court for the Southern District of New York. The Complaint seeks an order from the Bankruptcy Court that, among other things, (1) awards damages in the amount of approximately $11.7 million, plus interest and attorney's fees and additional damages (in an amount to be determined at trial), (2) declares unenforceable the provisions of the master power purchase and sale agreement (MPPSA) between CESI and EPMI that permitted CESI to set off against any amounts CESI owes EPMI under the MPPSA any amounts due by EPMI or any of its affiliates to CESI or any of its affiliates under any agreements among EPMI or any of its affiliates and CESI and any of its affiliates, and (3) declares that the arbitration provision in the MPPSA should not be enforced. CESI disagrees with Enron's calculation of the amount due (CESI's calculations result in an amount due of approximately $3.8 million) and believes that Enron's other claims are without merit. CESI's response to the Complaint is due on April 7, 2003. At the present time, it is not possible to predict the outcome of this suit or to estimate with specificity the amount that CESI will ultimately pay Enron; however, based on, among other factors, the specific provisions in the applicable contracts of the Conectiv subsidiaries with Enron and applicable legal principles, Management does not believe that the Company has material financial exposure related to the Enron bankruptcy.

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

     Conectiv, through its subsidiaries, is involved in other legal and administrative (including environmental) proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on Conectiv's financial position or results of operations.

Third Party Guarantees

     At December 31, 2002, Conectiv guaranteed $201.1 million of third party obligations as follows: $136.3 million in guaranteed payments to counter-parties related to routine energy trading obligations of CESI, including requirements under BGS contracts for ACE; $36.6 million in construction payment guarantees related to a portion of Conectiv's mid-merit plant program; and $28.2 million of other guarantees related to certain payment and performance obligations associated with Conectiv's investments in partnerships and joint ventures, which are accounted for under the equity method of accounting.

(25) BUSINESS SEGMENTS

     The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). In accordance with SFAS No. 131, Conectiv's business segments were determined from Conectiv's internal organization and management reporting, which are based primarily on differences in products and services. Amounts previously reported for the business of supplying electricity to customers of ACE and DPL who have not chosen an alternative electricity supplier have been reclassified from the Energy business segment to the Power Delivery business segment. Conectiv's business segments under SFAS No. 131 are as follows:

"Energy" includes (a) electricity generation by mid-merit electric generating plants, and the purchase, trading and sale of electricity, including wholesale sales between affiliated subsidiaries; (b) gas and other energy supply and trading activities; (c) power plant operation services; and (d) district heating and cooling systems operation and construction services provided by Conectiv Thermal Systems, Inc.

"Power Delivery" includes (a) activities related to delivery and supply of electricity at regulated rates to customers of ACE and DPL; (b) the operations of ACE's electric generating plants; (c) the operations of DPL's electric generating plants through their sale on June 22, 2001; and (d) the delivery and supply of natural gas at regulated rates to DPL's customers.

"HVAC" represents heating, ventilation, and air conditioning services that were provided by CSI prior to the sale of this business in the latter-half of 2000.

     The results of CCI's discontinued Telecommunication business, which was sold on November 14, 2001, have been excluded from "Income From Continuing Operations" and, accordingly, are excluded from the business segment results shown below. For information about the disposal of CCI's telecommunication business, see Note 6 to the Consolidated Financial Statements.

     Intercompany (intersegment) revenues and expenses are not eliminated at the segment level for purposes of presenting segment financial results. Elimination of these intercompany amounts is accomplished for Conectiv's consolidated results through the "Corporate and Other" column. Net Income of "Corporate and Other" business segments include the equity in earnings of the EnerTech funds and other investment income, as discussed in Note 10 to the Consolidated Financial Statements.

	December 31, 2002 (in Millions)
	Energy	Power Delivery	Corporate & Other	Conectiv Consolidated
Operating Revenue	$2,371.8	$2,303.4	$(817.1)	$3,858.1
Operating Expense	2,231.6	1,976.3	(647.8)	3,560.1
Operating Income	140.2	327.1	(169.3)	298.0
Net Income	72.2	123.4	(104.8)	90.8
Total Assets	2,090.1	4,250.3	291.0	6,631.4
	December 31, 2001 (in Millions)
	Energy	Power Delivery	Corporate & Other	Conectiv Consolidated
Operating Revenue	$1,977.2	$2,423.7	$(439.6)	$3,961.3
Operating Expense	1,847.6	2,035.6	(681.1)	3,202.1
Operating Income	129.6	388.1	241.5	759.2
Net Income	98.8	377.8	(228.4)	248.2
Total Assets	1,543.4	4,228.6	425.6	6,197.6
	December 31, 2000 (in Millions)
	Energy	Power Delivery	HVAC	Corporate & Other	Conectiv Consolidated
Operating Revenue	$2,030.0	$2,277.5	$89.6	$(759.7)	$3,637.4
Operating Expense	1,910.1	1,819.9	97.9	(729.7)	3,098.2
Operating Income	119.9	457.6	(8.3)	(30.0)	539.2
Net Income	95.4	462.3	(10.8)	(376.1)	170.8
Total Assets	1,162.7	4,489.1	-	726.0	6,377.8
(26) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The quarterly data presented below reflect all adjustments necessary in the opinion of management for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations, differences between summer and winter rates, and the scheduled downtime and maintenance of electric generating units. Due to the discontinuation of Conectiv's Telecommunication business segment during the second quarter of 2001, as discussed in Notes 3 and 6 to the Consolidated Financial Statements, the operating results of the discontinued Telecommunications business segment are classified as discontinued operations in the quarterly financial information presented below.

     As discussed in Note 3 to the Consolidated Financial Statements, adjustments for under-recoveries of BGS expenses, which were reported as revenues during the first three quarters of 2001, have been reclassified within the Consolidated Statements of Income from electric operating revenues to operating expenses. This reclassification is reflected in the amounts presented below for operating revenues.

     As discussed in Note 3 to the Consolidated Financial Statements, adjustments to report energy trading revenues and expenses associated with "energy trading book" contracts on a net basis in accordance with EITF 02-3, instead of a gross basis as previously reported during the first two quarters of 2002 and each quarter of 2001, have been reclassified within the Consolidated Statements of Income. These reclassifications are reflected in the amounts presented below for operating revenues and operating expenses.

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in Millions)
Total Operating Revenue	$784.3	$819.2	$1,242.3	$1,012.3	$3,858.1
Total Operating Expenses	705.2	719.9	1,172.5	962.5	3,560.1
Operating Income	79.1	99.3	69.8	49.8	298.0
Other (Expenses)	(32.6)	(30.3)	(29.0)	(28.9)	(120.8)
Preferred Stock Dividend Requirements of Subsidiaries	4.0	4.0	3.8	4.0	15.8
Income From Continuing Operations Before Income Taxes	42.5	65.0	37.0	16.9	161.4
Income Taxes	18.5	27.5	18.3	6.3	70.6
Net Income	24.0	37.5	18.7	10.6	90.8

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in Millions)
Total Operating Revenue	$964.6	$1,202.8	$1,040.8	$ 753.1	$3,961.3
Total Operating Expenses	832.8	774.1	907.2	688.0	3,202.1
Operating Income	131.8	428.7	133.6	65.1	759.2
Other Income (Expenses)	(45.3)	21.2	(40.1)	(50.0)	(114.2)
Preferred Stock Dividend Requirements of Subsidiaries	5.2	5.0	4.5	4.0	18.7
Income From Continuing Operations Before Income Taxes	81.3	444.9	89.0	11.1	626.3
Income Taxes	35.5	186.1	29.9	0.1	251.6
Income From Continuing Operations	45.8	258.8	59.1	11.0	374.7
Discontinued Telecommunications Operations
Loss From Operations Net of Income Taxes	(5.0)	(2.7)	-	-	(7.7)
Loss From Disposal Net of Income Taxes	-	(118.8)	-	-	(118.8)
Net Income	40.8	137.3	59.1	11.0	248.2

      The first table shown below reconciles operating revenues from the amounts originally reported in the 2002 quarterly reports on Form 10-Q to the amounts reported above in this Note, which are reflected in the 2002 Consolidated Statement of Income. The second table below reconciles operating revenues from the amounts reported in the 2001 annual report on Form 10-K to the amounts reported above in this Note, which are reflected in the 2001 Consolidated Statement of Income included herein.

	2002
	First Quarter	Second Quarter	Third Quarter
	(Dollars in Millions)
Operating revenues as reported in 2002 quarterly reports on Form 10-Q	$1,051.8	$1,100.2	$1,242.3
Adjustments for EITF 02-3 (1)	(267.5)	(281.0)	-
Restated operating revenues	$ 784.3	$ 819.2	$1,242.3

(1)  As discussed in Note 3 to the Consolidated Financial Statements, energy trading revenues and expenses associated with "energy trading book" contracts have been reclassified within the Consolidated Statements of Income to be reported on a net basis. The third quarter 2002 operating revenues were reported on a net basis, and thus, no reclassification is necessary here.

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in Millions)
Operating revenues as reported in 2001 on Form 10-K	$1,536.1	$1,698.6	$1,601.9	$ 953.4	$5,790.0
Adjustments for EITF 02-3 (1)	(571.5)	(495.8)	(561.1)	(200.3)	(1,828.7)
Restated operating revenues	$ 964.6	$1,202.8	$1,040.8	$ 753.1	$3,961.3

(1)  As discussed in Note 3 to the Consolidated Financial Statements, energy trading revenues and expenses associated with "energy trading book" contracts have been reclassified within the Consolidated Statements of Income to be reported on a net basis.

THIS PAGE LEFT INTENTIONALLY BLANK.
Report of Independent Accountants
To the Shareholder and Board of Directors of Delmarva Power & Light Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and retained income and shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Delmarva Power & Light Company and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements on January 1, 2002, Delmarva Power & Light Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

PricewaterhouseCoopers LLP Philadelphia, Pennsylvania February 10, 2003

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF EARNINGS

For the Year Ended December 31,	2002	2001	2000
(Millions of dollars)
Operating Revenue
Electric	$1,039.8	$1,059.1	$1,452.5
Gas	178.1	230.6	616.4
Gain on divestiture of generation assets	11.6	221.3	16.6
Other	11.1	22.1	28.8
Total Operating Revenue	1,240.6	1,533.1	2,114.3
Operating Expenses
Fuel and purchased energy	677.0	646.9	815.0
Gas purchased	124.9	178.7	566.8
Other services' cost of sales	10.3	20.5	23.8
Other operation and maintenance	178.7	162.3	255.1
Merger-related costs	9.7	-	-
Depreciation and amortization	82.1	95.3	112.5
Other taxes	35.5	34.4	40.4
Total Operating Expenses	1,118.2	1,138.1	1,813.6
Operating Income	122.4	395.0	300.7
Other Income (Expenses)
Interest and dividend income	4.9	13.5	4.1
Interest expense	(42.6)	(66.5)	(76.3)
Other income	4.4	4.3	0.5
Total Other Expenses	(33.3)	(48.8)	(71.7)

Distributions on Preferred Securities of Subsidiary Trust	5.7	5.7	5.7

Income Before Income Taxes	83.4	340.5	223.3
Income Taxes	33.7	139.9	81.5

Net Income	49.7	200.6	141.8

Dividends on Preferred Stock	1.7	3.7	4.9

Earnings Available for Common Stock	$ 48.0	$ 196.9	$ 136.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS
	December 31, 2002	December 31, 2001
ASSETS
(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$109.7	$174.9
Accounts receivable, less allowance for uncollectible accounts of $14.2 million and $17.3 million	168.7	187.3
Fuel, materials and supplies - at average cost	25.4	30.0
Prepaid expenses and other	15.6	6.9
Total Current Assets	319.4	399.1
INVESTMENTS AND OTHER ASSETS
Goodwill	48.5	48.5
Regulatory assets, net	99.3	145.6
Prepaid pension costs	192.8	182.6
Other	17.9	26.4
Total Investments and Other Assets	358.5	403.1
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,120.5	2,051.5
Accumulated depreciation	824.0	770.3
Net Property, Plant and Equipment	1,296.5	1,281.2
TOTAL ASSETS	$1,974.4	$2,083.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY	December 31, 2002	December 31, 2001
(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$ 192.0	$ 180.3
Accounts payable and accrued payroll	66.3	64.4
Accounts payable to associated companies	17.5	20.0
Capital lease obligations due within one year	0.2	0.1
Interest and taxes accrued	48.3	102.1
Other	61.8	79.2
Total Current Liabilities	386.1	446.1
DEFERRED CREDITS
Income taxes	364.3	290.3
Investment tax credits	13.6	14.5
Above-market purchased energy contracts and other electric restructuring liabilities	53.0	68.7
Other	4.7	15.5
Total Deferred Credits	435.6	389.0

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt	482.6	569.7
Capital lease obligations	0.6	0.7
	483.2	570.4
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	70.0	70.0

PREFERRED STOCK
Serial preferred stock	21.7	29.6
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY
Common stock, $2.25 par value, authorized 1,000,000 shares, - issued 1,000 shares	-	-
Premium on stock and other capital contributions	223.5	223.5
Capital stock expense	(10.1)	(10.1)
Retained income	364.4	364.9
Total Shareholder's Equity	577.8	578.3

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$1,974.4	$2,083.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31,	2002	2001	2000
(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 49.7	$200.6	$141.8
Adjustments to reconcile net income to net cash from (used by) operating activities:
Depreciation and amortization	82.1	95.4	123.2
Gain on divestiture of generation assets	(11.6)	(221.2)	(16.6)
Deferred income taxes	67.9	(46.3)	74.2
Investment tax credit adjustments, net	(0.9)	(6.0)	(6.8)
Pension expense credit	(10.2)	(18.6)	(43.8)
Changes in:
Accounts receivable	18.1	107.9	2.7
Inventories	4.6	(11.3)	7.8
Accounts payable and accrued payroll	(12.4)	(90.2)	(35.6)
Taxes accrued	(51.8)	92.4	(6.6)
Other current assets & liabilities	(1.4)	(16.1)	(15.2)
Net other operating activities	23.5	(25.8)	(4.7)
Net Cash From Operating Activities	157.6	60.8	220.4
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(82.5)	(85.6)	(111.1)
Proceeds from/changes in:
Divestiture of generation assets	10.0	528.2	32.5
Sale of other assets	0.8	8.5	11.6
Net other investing activities	0.2	1.1	(1.5)
Net Cash From (Used By) Investing Activities	(71.5)	452.2	(68.8)
FINANCING ACTIVITIES
Common dividends paid	(62.8)	(80.7)	(25.0)
Preferred dividends paid	(1.7)	(3.5)	(4.8)
Redemption of preferred stock	(7.9)	(60.1)	-
Long-term debt issued	46.0	59.0	70.1
Long-term debt redeemed	(121.5)	(329.9)	(73.8)
Principal portion of capital lease payments	(0.1)	(0.1)	(36.2)
Costs of issuances and refinancings	(3.3)	(17.4)	(1.4)
Net Cash Used By Financing Activities	(151.3)	(432.7)	(71.1)

Net Change In Cash and Cash Equivalents	(65.2)	80.3	80.5
Cash and Cash Equivalents at Beginning of Period	174.9	94.6	14.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109.7	$174.9	$ 94.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock		Premium on Stock	Retained Income
	Shares	Par Value
(Dollar Amounts in Millions)

BALANCE, DECEMBER 31, 1999	1,000	$--	$528.9	$147.3
Net Income				141.8
Dividends:
Preferred stock				(4.9)
Common stock				(24.3)
Contribution to Conectiv of a subsidiary which owned certain electric generating plants			(316.3)
Contribution of other property to Conectiv				(2.0)

BALANCE, DECEMBER 31, 2000	1,000	--	212.6	257.9
Net Income				200.6
Dividends:
Preferred stock				(3.7)
Common stock				(89.1)
Repurchase and retirement of preferred stock			0.8	(0.8)

BALANCE, DECEMBER 31, 2001	1,000	--	213.4	364.9
Net Income				49.7
Dividends:
Preferred stock				(1.7)
Common stock				(48.5)

BALANCE, DECEMBER 31, 2002	1,000	$--	$213.4	$364.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DELMARVA POWER & LIGHT COMPANY
(1) ORGANIZATION

     DPL is a subsidiary of Conectiv, which is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). On March 1, 1998, Conectiv was formed (the 1998 Merger) through an exchange of common stock with DPL and Atlantic Energy, Inc.

     On August 1, 2002, Conectiv was acquired by Pepco Holdings, Inc. (PHI) in a transaction pursuant to an Agreement and Plan of Merger (the Conectiv/Pepco Merger Agreement), dated as of February 9, 2001, among PHI (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco), in which Pepco and Conectiv merged with subsidiaries of PHI (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Conectiv and Pepco and their respective subsidiaries (including DPL) each became subsidiaries of PHI. DPL continues as a wholly-owned, direct subsidiary of Conectiv. See Note 2 to the Consolidated Financial Statements for additional information.

     DPL is a public utility that supplies and delivers electricity and natural gas to its customers under the trade name Conectiv Power Delivery. DPL delivers electricity to approximately 485,100 regulated customers through its transmission and distribution systems and also supplies electricity to most of its electricity delivery customers, who have the option of choosing an alternative supplier. DPL's regulated electric service territory is located on the Delmarva Peninsula (Delaware and portions of Maryland and Virginia). DPL's electric service area encompasses about 6,000 square miles and has a population of approximately 1.2 million.

     DPL provides regulated gas service (supply and/or delivery) to approximately 115,400 customers located in a service territory that covers about 275 square miles with a population of approximately 500,000 in New Castle County, Delaware. DPL also sells gas off-system and in markets that are not subject to price regulation.

     The divestiture of the electric generating plants of DPL was completed on June 22, 2001 with the sale of the ownership interests of DPL in various electric generating plants that had 954 megawatts (MW) of capacity. The divestiture of the electric generating plants of DPL started in 2000. DPL contributed electric generating plants with 1,501 MW of capacity to Conectiv on July 1, 2000, in connection with the formation of Conectiv Energy Holding Company (CEH), which has subsidiaries engaged in non-regulated electricity production, energy trading and marketing. Divestiture of the electric generating plants also included the sale of DPL's ownership interests in nuclear electric generating plants (331 MW) on December 29, 2000.

     Prior to the formation of CEH on July 1, 2000, DPL's business activities included trading electricity and natural gas and the sale of electricity produced by non-regulated electric generating units. The transition of these activities from DPL to CEH and its subsidiaries occurred during the latter-half of 2000.

(2) ACQUISITION OF CONECTIV BY PEPCO HOLDINGS, INC.

     On August 1, 2002, Conectiv was acquired by Pepco Holdings, Inc. (PHI) in a transaction pursuant to an Agreement and Plan of Merger (the Conectiv/Pepco Merger Agreement), dated as of February 9, 2001, among PHI (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco), in which Pepco and Conectiv merged with subsidiaries of PHI (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Conectiv and Pepco and their respective subsidiaries (including DPL) each became subsidiaries of PHI. DPL continues as a wholly-owned, direct subsidiary of Conectiv.

     The Maryland Public Service Commission (MPSC) and the Delaware Public Service Commission (DPSC) issued orders on April 11 and 16, 2002, respectively, approving the Conectiv/Pepco Merger. The orders issued by the DPSC and MPSC require approximately $1.5 million of contributions to certain funds.

     DPL's operating results for 2002 included costs related to the Conectiv/Pepco Merger of $9.7 million ($5.8 million after income taxes). The $9.7 million of costs included the following: (i) $8.2 million for severances and stock options settled in cash; and (ii) $1.5 million for contributions to certain funds based on the terms of orders issued by the MPSC and DPSC, as noted above. Based on the terms of the settlement agreements and Commission orders in the States having regulatory jurisdiction over DPL, none of the costs related to the Conectiv/Pepco Merger are recoverable in future customer rate increases. Such costs are, and will be, excluded from studies submitted in base rate filings.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation
The Consolidated Financial Statements include the accounts of DPL's wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     The 2000 gain on the sale of DPL's interests in nuclear electric generating plants was reclassified to operating revenues from operating expenses to conform to the presentation of the 2001 and 2002 gain on sale of electric generating plants. Certain other reclassifications of prior period data have been made to conform to the current presentation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Regulation of Utility Operations

     Certain aspects of DPL's utility businesses are subject to regulation by the Delaware and Maryland Public Service Commissions (DPSC and MPSC, respectively), the Virginia State Corporation Commission (VSCC), and the Federal Energy Regulatory Commission (FERC). Excluding sales not subject to price regulation, the percentages of retail electric and gas utility operating revenues regulated by each state regulatory commission for 2002, were as follows: DPSC, 67.5%; MPSC, 29.4%; and VSCC, 3.1%. Wholesale sales and the transmission of electricity and gas are subject to FERC regulation. Retail gas sales are subject to regulation by the DPSC.

     As discussed in Note 7 to the Consolidated Financial Statements, DPL's electricity generation business was restructured in the latter half of 1999, pursuant to enactment of Delaware and Maryland electric restructuring legislation and the issuance of restructuring orders by the DPSC and MPSC. Based on these orders, DPL determined that the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71) no longer applied to its electricity generation business.

     DPL's electric delivery business and retail gas business are subject to the requirements of SFAS No. 71. When utility revenues are insufficient to recover current period expenses from customers, regulatory commissions may provide for future recovery from customers of such current period expenses. When future recovery is probable for current under-recoveries of utility expenses, the expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statement of Income during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by a regulatory commission.

     The amount recognized in the Consolidated Statements of Income for the cost of gas purchased to supply DPL's regulated gas customers is adjusted to the amount included in customer billings for such costs since customer rates are periodically adjusted to reflect amounts actually paid by DPL for purchased gas. DPL's purchased gas costs are subject to the approval of the DSPSC. A regulatory asset is recorded for under-collections from customers and a liability is recorded for over-collections from customers, which are both included in "regulatory assets, net" as "deferred energy supply costs" on the Consolidated Balance Sheets.

Information about regulatory assets and liabilities arising from the financial effects of rate regulation is discussed under "Accounting for the Effects of Certain Types of Regulation," shown below.
Revenue Recognition

     DPL recognizes revenues for the supply and delivery of electricity and gas upon delivery to the customer, including amounts for services rendered, but not yet billed. Similarly, revenues from "Other services" are recognized when services are performed or products are delivered. Revenues from non-regulated electricity and gas sales are included in "Electric" revenues and "Gas" revenues, respectively.

"Other services" revenues include certain non-regulated services provided by DPL to its customers and rental income for administrative facilities owned by DPL which are used by an affiliated company.
Accounting for the Effects of Certain Types of Regulation

     The electric and gas delivery businesses of DPL are subject to the requirements of SFAS No. 71. When utility revenues are insufficient to recover current period expenses from customers, regulatory commissions may provide for future recovery from customers of such current period expenses. When future recovery is probable for current under-recoveries of utility expenses, the expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statement of Income during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by a regulatory commission.

The components of DPL's regulatory asset balances are displayed below:
	December 31, 2002	December 31, 2001
	(Millions of Dollars)
Deferred energy supply costs	$(8.0)	$ 25.5
Deferred recoverable income taxes	64.5	65.7
Deferred debt extinguishment costs	19.0	19.9
COPCO deferred purchase power costs	14.6	17.5
Recoverable stranded costs	2.3	14.5
Other	6.9	2.5
Net Regulatory Assets	$99.3	$145.6
Deferred Energy Supply Costs: See discussion under "Regulation of Utility Operations," shown above.

     Deferred Recoverable Income Taxes: Represents the portion of deferred income tax liabilities applicable to DPL's utility operations that has not been reflected in current customer rates for which future recovery is probable. As temporary differences between the financial statement and tax bases of assets reverse, deferred recoverable income taxes are amortized.

     Deferred Debt Extinguishment Costs: The costs of debt extinguishment costs for which recovery through regulated utility rates is probable are deferred and subsequently amortized to interest expense during the rate recovery period.

     COPCO Deferred Purchase Power Costs: Recovery of COPCO's deferred regulatory asset relating to an approved rate phase-in prior to DPL's acquisition of COPCO. This asset was approved by Maryland for recovery subsequent to the DPL acquisition of COPCO.

     Recoverable Stranded Costs: Represents remaining amounts to be collected from regulated delivery customers for stranded costs which resulted from deregulation of the electricity supply business in 1999.

Derivative Instruments

     As of December 31, 2002 and 2001, DPL held derivative instruments (futures, options, swap agreements, and forward contracts) solely for the purpose of limiting regulated gas customers' exposure to commodity price uncertainty.

     DPL implemented the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, effective January 1, 2001. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires all derivative instruments, within the scope of the statement, to be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges, under SFAS No. 13, are recognized in earnings. DPL's derivative instruments associated with the regulated gas supply business are not designated as hedges under SFAS No. 133; however, because gains and losses on these derivative instruments are included in rates charged to regulated gas customers, the provisions of SFAS No. 71 apply and earnings are not affected. The initial effects of adopting SFAS No. 133 were recognition of $14.4 million asset for the fair value of the derivative instruments and a $14.4 million regulatory liability for the effects of regulation.

     Prior to the transfer on July 1, 2000 of certain electric generating plants and energy-trading activities to Conectiv, DPL used derivative instruments in connection with energy commodity trading and sales of the electricity produced by non-regulated electric generating plants. Energy trading activities were recorded on a gross basis, with the sales reported as revenues and purchases included in operating expenses.

     During 1999-2000, realized gains and losses related to derivative hedging instruments were deferred, as deferred credits or current assets, and then recognized in operating results when the underlying transaction occurred. If, subsequent to being hedged, the underlying transaction was no longer likely to occur or the hedge was no longer effective, the gain or loss on the related derivative was recognized in operating results.

The cash flows from derivatives are included in the "Cash Flows from Operating Activities" section of the Consolidated Statements of Cash Flows.

     In 2002, a pronouncement was issued by the Emerging Issues Task Force entitled EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which addresses the presentation of revenues and expenses associated with "energy trading book" contracts on a gross versus net basis. Previously, the EITF concluded that presentation on a gross basis was acceptable and DPL presented the revenues and expenses of its energy trading business on that basis in its public financial disclosures. Effective for the third quarter of 2002, based on EITF 02-3 and the subsequent guidance provided by the EITF in June and September 2002, energy trading revenues and expenses are required to be presented on a net basis for all reporting periods. As a result, energy trading revenues and expenses previously reported on a gross basis have been reclassified to a net presentation. The reclassification had no effect on operating income and net income.

Goodwill

     Effective January 1, 2002, DPL implemented SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Under SFAS No. 142, goodwill that has not been included in the rates of a regulated utility subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," is no longer amortized. The portion of goodwill included in regulated utility rates ($14.6 million as of December 31, 2002 and $17.5 million as of December 31, 2001) has been reclassified from goodwill to "regulatory assets, net" and continues to be amortized as a regulatory asset.

     For 2001, net income was $200.6 million and net income adjusted to exclude the $.8 million charge for goodwill amortization was $201.4 million. For 2000, net income was $141.8 million and net income adjusted to exclude the $.8 million charge for goodwill amortization was $142.6 million.

     DPL's goodwill balance of $48.5 million as of December 31, 2002 and December 31, 2001 is associated with Conectiv's Power Delivery business segment. Effective January 1, 2002, Conectiv redefined its business segments. Conectiv's Power Delivery business segment, which had previously included the operating results for delivering electricity to DPL's customers, as well as delivering and supplying natural gas at regulated rates to DPL's customers, now also includes the operating results for supplying electricity to DPL's customers. As a result, all material aspects of DPL's operations are conducted in Conectiv's Power Delivery business segment.

     Based on the requirements of SFAS No. 142, DPL conducted a test for the impairment of goodwill as of January 1, 2002, by comparing the fair value of its Power Delivery business to its book value carrying amount, including goodwill. The test resulted in no impairment of goodwill, as of January 1, 2002, because the fair value of DPL's Power Delivery business exceeded its book value carrying amount, including goodwill.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, money market funds, and commercial paper with original maturities of three months or less. Investments in PHI's "money pool," which PHI and Conectiv subsidiaries may invest in, or borrow from, are considered cash equivalents.

Property, Plant and Equipment
Property, plant and equipment is comprised of the following:
At December 31, 2002	Original Cost	Accumulated Depreciation	Net Book Value
	(Millions of Dollars)
Generation	$ -	$ -	$ -
Distribution	1,082.7	413.8	668.9
Transmission	490.9	200.4	290.5
Gas	304.4	107.8	196.6
General	140.0	74.3	65.7
Construction work in progress	49.9	-	49.9
Nonoperating and other property	52.6	27.7	24.9
Total	$2,120.5	$824.0	$1,296.5

At December 31, 2001
Generation	$ -	$ -	$ -
Distribution	1,025.8	387.8	638.0
Transmission	471.5	191.1	280.4
Gas	285.0	97.0	188.0
General	141.6	71.5	70.1
Construction work in progress	76.7	-	76.7
Nonoperating and other property	50.9	22.9	28.0
Total	$2,051.5	$770.3	$1,281.2

     The balances of all property, plant and equipment, which is primarily electric transmission and distribution property, are stated at original cost. Utility plant is generally subject to a first mortgage lien.

Depreciation Expense

     The annual provision for depreciation on electric and gas property, plant and equipment is computed on the straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation is charged with the cost of depreciable property retired, including removal costs less salvage and other recoveries. The relationship of the annual provision for depreciation for financial accounting purposes to average depreciable property was 3.2% for 2002, 3.4% for 2001, and 3.4% for 2000. For periods prior to the sale of the ownership interests of DPL in nuclear electric generating plants on December 29, 2000, depreciation expense includes a provision for the estimated cost of decommissioning nuclear power plant reactors based on amounts billed to customers for such costs.

Property, plant and equipment other than electric and gas facilities is generally depreciated on a straight-line basis over the useful lives of the assets.
Capitalized Interest and Allowance for Funds Used During Construction
The cost of financing the construction of non-utility projects is capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost" (SFAS No. 34).

     Allowance for Funds Used During Construction (AFUDC) is included in the cost of utility plant and represents the cost of borrowed and equity funds used to finance construction. In the Consolidated Statements of Income, both the borrowed funds component and equity funds component of AFUDC is reported as a reduction of interest expense. AFUDC was capitalized on utility plant construction at the rates of 8.7% in 2002, 8.6% in 2001, and 8.5% in 2000.

Interest Expense

     The amortization of debt discount, premium, and expense, including deferred debt extinguishment costs associated with the regulated electric and gas transmission and distribution businesses, is included in interest expense.

Income Taxes

     DPL, as an indirect subsidiary of PHI, is included in the consolidated federal income tax return of PHI. Federal income taxes are allocated to DPL based upon the taxable income or loss, determined on a separate return basis.

     The Consolidated Financial Statements include current and deferred income taxes. Current income taxes represent the amounts of tax expected to be reported on DPL's state income tax returns and the amount of federal income tax allocated from PHI. Deferred income taxes are discussed below.

     Deferred income tax assets and liabilities represent the tax effects of temporary differences between the financial statement and tax bases of existing assets and liabilities and are measured using presently enacted tax rates. The portion of DPL's deferred tax liability applicable to its utility operations that has not been recovered from utility customers represents income taxes recoverable in the future and is included in "regulatory assets, net" on the Consolidated Balance Sheets. For additional information, see the discussion under "Accounting for the Effects of Certain Types of Regulation," shown above.

Deferred income tax expense generally represents the net change during the reporting period in the net deferred tax liability and deferred recoverable income taxes.

     Investment tax credits from utility plant purchased in prior years are reported on the Consolidated Balance Sheets as "Deferred investment tax credits." These investment tax credits are being amortized to income over the useful lives of the related utility plant.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which is required to be adopted for financial statements issued for fiscal years beginning after June 15, 2002 (first quarter 2003 financial statements for the Company). This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. DPL has completed its assessment of the provisions of SFAS No. 143. The implementation of the Statement will not have a material impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt (an amendment of APB Opinion No. 30)." SFAS No. 4 had required that material gains and losses on extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145, SFAS No. 4 is rescinded effective for fiscal years beginning after May 15, 2002. Due to the rescission of SFAS No. 4, it is less likely that a gain or loss on extinguishment of debt would be classified as an extraordinary item in DPL's Consolidated Statements of Income.

     In July 2002, the FASB issued SFAS No. 146, which requires companies to recognize costs associated with exit or disposal activities when the costs are incurred rather than at the date of a commitment to an exit or disposal plan. The primary effect of applying SFAS No. 146 will be on the timing of recognition of costs associated with exit or disposal activities. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. Additional disclosures are also prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002 (the Company's first quarter 2003 financial statements). The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made an initial assessment of the provisions of FIN 45 in order to determine its impact on the Company's financial position, results of operations, and disclosure requirements. Based on this initial assessment, the Company does not believe that the implementation of FIN 45 will have a material impact on its financial position or results of operations.

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). DPL has made an initial assessment of the provisions of FIN 46 in order to determine its impact on the Company's financial position or results of operations. Based on this initial assessment, the Company does not believe that the implementation of FIN 46 will have a material impact on its financial position or results of operations.

(4) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Year
	2002	2001	2000
	(Dollars in Millions)
Interest, net of capitalized amounts of $0.6 million, $0.7 million, and $0.9 million for 2002, 2001, and 2000, respectively	$39.3	$67.9	$74.7
Income taxes, net of refunds	$11.9	$111.0	$33.2
Non-cash Investing and Financing Activities Excluded From the Consolidated Statements of Cash Flows

     The Consolidated Statement of Cash Flows for 2000 excludes the assumption of DPL's former nuclear decommissioning liability by the purchasers of the ownership interests of DPL in nuclear electric generating plants and also excludes the transfer of nuclear decommissioning trust funds to the purchasers. The nuclear decommissioning trust funds which were transferred had a fair value of approximately $68.0 million. For information about the sale of the ownership interests of DPL in nuclear electric generating plants, refer to Note 8 to the Consolidated Financial Statements.

     The 2000 Consolidated Statement of Cash Flows excludes the non-cash transaction for DPL's contribution of electric generating plants to Conectiv. See "Contribution of Electric Generating Plants to Conectiv in 2000" in Note 8 to the Consolidated Financial Statements for additional information.

(5) INCOME TAXES

     DPL, as an indirect subsidiary of PHI, is included in the consolidated federal income tax return of PHI. Federal income taxes are allocated to DPL based upon the taxable income or loss, determined on a separate return basis.

The provision for income taxes, reconciliation of consolidated income tax expense, and components of consolidated deferred tax liabilities (assets) are shown below.
Components of Consolidated Income Tax Expense
		2002	2001	2000
		(Dollars in Millions)
Operations
Federal:	Current	$(26.7)	$151.6	$10.2
	Deferred	54.1	(35.6)	58.9
State:	Current	(6.5)	40.6	3.9
	Deferred	13.7	(10.7)	15.3
Investment tax credit adjustments, net (1)		(0.9)	(6.0)	(6.8)
Total Income Tax Expense		$ 33.7	$139.9	$81.5

(1) Includes credits of $4.4 million in 2001 and $4.4 million in 2000 which resulted from recognition of deferred investment tax credits in connection with sale of the ownership interests in electric generating plants, as discussed in Note 8 to the Consolidated Financial Statements.

Reconciliation of Effective Income Tax Rate
	For the Year Ended December 31,
	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
	(Amounts in Millions)
Statutory federal income tax expense	$29.2	35%	$120.8	35%	$78.2	35%
State income taxes, net of federal benefit	4.7	6	19.9	6	12.5	6
Investment tax credit amortization	(0.9)	(1)	(6.0)	(2)	(6.8)	(3)
Other, net	0.7	-	7.1	2	(2.4)	(1)
Income tax expense on continuing operations	$33.7	40%	$141.8	41%	$81.5	37%
Components of Deferred Income Taxes

The tax effects of temporary differences that give rise to DPL's net deferred tax liability are shown below. There were no valuation allowances for deferred tax assets as of December 31, 2002 and December 31, 2001.

	As of December 31,
	2002	2001
	(Dollars in Millions)
Deferred Tax Liabilities
Plant basis differences	$282.1	$222.9
Deferred recoverable income taxes	36.9	37.4
Prepaid pension costs	75.9	71.8
Other	30.3	35.2
Total deferred tax liabilities	425.2	367.3
Deferred Tax Assets
Deferred investment tax credits	7.3	7.8
Above-market purchased energy contracts and other Electric restructuring liabilities	30.1	33.9
Other	28.9	33.4
Total deferred tax assets	66.3	75.1
Total net deferred tax liability	$358.9	$292.2
(6) RELATED PARTY PURCHASES AND SALES

     DPL's operating expenses and revenues include amounts for transactions with other Conectiv and PHI subsidiaries. DPL purchased electric energy, electric capacity and natural gas from Conectiv subsidiaries in the amounts of $627.5 million for 2002, $149.0 million for 2001 and $101.7 million for 2000. DPL also sold natural gas and electricity and leased certain assets to other Conectiv and PHI subsidiaries. Amounts included in operating revenues for these transactions are as follows: 2002- $10.6 million; 2001- $19.3 million; 2000-$33.7 million.

     DPL had a contract with Conectiv Energy Supply, Inc. (CESI), a Conectiv subsidiary, which provided a fixed price for substantially all of DPL's electric energy and capacity needs for the period April 1, 2001 through August 31, 2001. Effective September 1, 2001, DPL entered into an agreement with CESI under which DPL purchases from CESI the electricity required for DPL to fulfill its obligation to supply customers who have not chosen an alternative supplier (default service). In connection with the agreement, CESI assumed the rights and obligations that DPL had under agreements to purchase electricity on a long-term basis. DPL's contract with CESI extends until May 31, 2006. The pricing of the electricity purchased under the contract was structured with the intent to transfer the risk, or reward, associated with DPL's default service business to CESI. As of December 31, 2002, CESI's sources of electricity supply include 2,727 MW of generating capacity, through affiliated subsidiaries, 400 MW of capacity under long-term purchased power agreements, and short-term purchased power arrangements.

(7) REGULATORY MATTERS
Delaware

     In August 1999, the DPSC issued an order that approved DPL's plan for complying with the Electric Utility Restructuring Act of 1999 (Delaware Act), which restructured the electric utility industry in Delaware. In connection with the restructuring, all retail electric customers of DPL obtained the option to choose an alternative electricity supplier by October 2000. The Delaware Act requires DPL to be the provider of default service to customers who do not choose an alternative electricity supplier for the 3 years ending September 30, 2002 for non-residential customers and the 4 years ending September 30, 2003 for residential customers. Effective October 1, 1999, the restructuring resulted in a 7.5% decrease in DPL's Delaware residential electric rates, which reduced revenues $17.5 million on an annual basis. In addition, DPL agreed to keep residential and non-residential rates at their October 1, 1999 levels until September 30, 2003 and September 30, 2002, respectively.

     Under the terms of an order issued April 16, 2002 by the DPSC in Docket No. 01-194 approving the Conectiv/Pepco Merger, retail electric rates will increase by approximately $4.4 million, or 0.9%, on an annualized basis, effective October 1, 2003. In general, retail electric rates in effect on October 1, 2003 are to remain unchanged through May 1, 2006, although the order provides some mechanisms for rate changes in special circumstances. The order also provides that DPL would continue providing default electricity supply service to customers until May 1, 2006.

Maryland

     In October 1999, the MPSC issued an order that approved a settlement agreement for implementing the provisions of the Electric Customer Choice and Competition Act of 1999 (the Maryland Act), which restructured the electric utility industry in Maryland. In connection with the restructuring, all of DPL's Maryland retail customers could elect to choose an alternative electricity supplier beginning July 1, 2000. The settlement agreement provided for DPL to be the default service supplier to customers who do not choose an alternative electricity supplier during the 3 years ending July 1, 2003 for non-residential customers and the 4 years ending July 1, 2004 for residential customers. On November 22, 2002, the MPSC issued an order approving a settlement with DPL to extend its obligation to provide default service (also known as standard offer service, or SOS) to non-residential customers through July 1, 2004. Effective July 1, 2000, the restructuring also resulted in a 7.5% decrease in DPL's Maryland residential electric rates, which reduced revenues $12.5 million on an annual basis. In addition, DPL agreed to keep residential and non-residential rates at their July 1, 2000 levels until June 30, 2004 and June 30, 2003, respectively.

     Under the terms of an order issued April 11, 2002 by the MPSC approving the Conectiv/Pepco Merger, retail electric rates for electricity distribution are to be capped (not permitted to increase) through December 31, 2006 and DPL is to file certain information with the MPSC by December 1, 2003 in order to determine if a rate decrease is warranted. Also, delivery rates for non-residential customers will be decreased by approximately $5.6 million, effective July 1, 2003. The settlement agreement does not address electricity supply rates for periods on and after July 1, 2003 for non-residential customers or on and after July 1, 2004, for residential customers.

     DPL has entered into a settlement in Phase I of Maryland Case No. 8980 to extend its provision of SOS services in Maryland. The Settlement is awaiting approval from the Maryland Commission. The Settlement provides for an extension of SOS for four years for residential and small commercial customers, an extension of two years for medium sized commercial customers, and an extension of one year for large commercial customers. The settlement provides for a policy review by the Commission to consider how SOS will be provided after the current extension expires. The settlement provides for SOS to be procured from the wholesale marketplace and that DPL will be able to recover its costs of procurement and a return.

Virginia
On December 21, 2001, the VSCC approved DPL's proposal to offer choice of electricity suppliers to all of its retail Virginia customers as of January 1, 2002.
(8) DIVESTITURE OF ELECTRIC GENERATING PLANTS

     The divestiture of the electric generating plants of DPL, which began in 2000, was completed on June 22, 2001 with the sale of the ownership interests of DPL in various electric generating plants that had 954 MW of capacity. As a result of the divestiture, DPL's principal business is the transmission and distribution of electricity, and DPL supplies the load requirements of its default electric service customers entirely with purchased power.

Sales of Electric Generating Plants Completed in 2001

     On June 22, 2001, DPL's ownership interests in various electric generating plants, which had a net book value of approximately $247 million and electric generating capacity of 954 MW, were sold to NRG Energy, Inc. (NRG) for approximately $528.2 million. The sales proceeds are subject to final adjustments for inventory and other items. As a result of these sales, DPL's results of operations for 2001 include a gain of $221.2 million before taxes ($129.4 million after taxes). The $221.2 million before-tax gain is included in operating revenues in the 2001 Consolidated Statement of Income.

     The second quarter 2001 gain on the sale of electric generating plants was recorded net of estimated selling expenses, including anticipated environmental clean-up costs for the Indian River electric generating plant. In the first quarter of 2002, DPL reached an agreement with an insurer to settle DPL's insurance claim for environmental clean-up costs associated with the Indian River electric generating plant. Due to DPL's insurance claim settlement and revised estimates of selling expenses, the gain on the sale of the plants increased by $11.6 million before income taxes ($6.9 million after income taxes) in the first quarter of 2002 and is included in operating revenues in the 2002 Consolidated Statement of Income.

Sales of Electric Generating Plants Completed in 2000

     On December 29, 2000, DPL sold for $32.5 million its 7.51% (164 MW) interest in Peach Bottom Atomic Power Station and 7.41% (167 MW) interest in Salem Nuclear Generating Station and the related nuclear fuel to the utilities that operate the plants. DPL's trust funds and obligation for decommissioning the plants were transferred to the purchasers in conjunction with the sale. The net assets sold had a carrying value of $15.1 million, which reflects a write-down in 1999 related to discontinuing SFAS No. 71. DPL used $25.6 million of the proceeds to repay the lease obligations related to the nuclear fuel. A gain of $16.6 million before income taxes ($12.8 million after income taxes) resulted from these sales, which is included in operating revenues in the 2000 Consolidated Statement of Income.

Contribution of Electric Generating Plants to Conectiv in 2000

     Effective July 1, 2000, DPL contributed at book value its ownership interests in electric generating plants (1,501 MW of capacity) and related transmission equipment, inventories, other assets and liabilities to a wholly-owned subsidiary (Conectiv Delmarva Generation, Inc., or CDG). DPL then contributed CDG to Conectiv in conjunction with the formation of an energy-holding company by Conectiv, which is engaged in non-regulated electricity production and sales, and energy trading and marketing. The contribution of CDG to Conectiv resulted in a $316.3 million decrease in the additional paid-in capital portion of DPL's common stockholder's equity.

(9) TERMINATION OF MEMBERSHIP IN MUTUAL INSURANCE COMPANY

     Prior to February 19, 2001, DPL was a member of NEIL, which is a nuclear industry mutual insurance company that provides replacement power cost coverage in the event of a major accidental outage at a nuclear power plant. NEIL members that sold their interests in nuclear electric generating plants on or before December 31, 2000 could elect prior to February 28, 2001 to receive cash for their member account balances. DPL sold its ownership interests in nuclear electric generating plants on December 29, 2000 and elected to terminate its NEIL membership on February 19, 2001. As a result of DPL's NEIL membership termination, DPL received $16.3 million ($9.8 million after taxes), which is classified as a credit in Conectiv's operation and maintenance expenses for 2001.

(10) COMMON STOCKHOLDER'S EQUITY
Conectiv owns all 1,000 outstanding shares of DPL's common stock ($2.25 par value per share).
For information concerning changes in DPL's common stockholder's equity during 2002, 2001, and 2000, see the Statement of Changes in Common Stockholder's Equity.

     DPL's certificate of incorporation requires payment of all preferred dividends in arrears (if any) prior to payment of common dividends to Conectiv, and has certain other limitations on the payment of common dividends. DPL's certificate of incorporation contains limitations on the cash dividends DPL can pay to Conectiv if DPL's common stockholder's equity was less than 25% of DPL's total capitalization. As of December 31, 2002, DPL's common stockholder's equity represented 43.0% of DPL's total capitalization.

As a subsidiary of a registered holding company under PUHCA, DPL can pay dividends only to the extent of its retained earnings unless SEC approval is obtained.
(11) PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION

     DPL has $1, $25, and $100 par value per share preferred stock for which 10,000,000, 3,000,000, and 1,800,000 shares are authorized, respectively. Dividends on DPL preferred stock are cumulative. No shares of the $1 par value per share preferred stock are outstanding. Shares outstanding for each series of the $25 and $100 par value per share preferred stock are listed below.

		Shares Outstanding		Amount
Series	Current Redemption Price	2002	2001	2002	2001
		(Dollars in Millions)
$25 per share par value, 7 3/4%	(1)	-	316,500	$ -	$ 7.9
$100 per share par value: 3.70%-5.00%	$103.00-$105.00	181,698	181,698	18.2	18.2
6-3/4%	(2)	35,000	35,000	3.5	3.5
				$21.7	$29.6
(1) Redeemable beginning September 30, 2002, at $25 per share.
(2) Redeemable beginning November 1, 2003, at $100 per share.
On December 30, 2002, DPL redeemed at par 316,500 shares of its $25 par preferred stock with an annual dividend rate of 7.75%.
(12) COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY COMPANY DEBENTURES

     DPL has a wholly owned financing subsidiary trust that has common and preferred trust securities outstanding and holds Junior Subordinated Debentures (the Debentures) of DPL. DPL owns all of the common securities of the trust, which constitute approximately 3% of the liquidation amount of all of the trust securities issued by the trust. The trust uses interest payments received on the Debentures, which are the trust's only assets, to make cash distributions on the trust securities. DPL's obligations pursuant to the Debentures and guarantees of distributions with respect to the trust's securities, to the extent the trust has funds available therefore, constitute full and unconditional guarantees of the obligations of the trust under the trust securities the trusts have issued.

     As of December 31, 2002 and 2001, the trust had $70 million of 8.125% Cumulative Trust Preferred Capital Securities outstanding, representing 2,800,000 trust preferred securities with a stated liquidation value of $25 per security.

     For consolidated financial reporting purposes, the Debentures are eliminated in consolidation against the trust's investment in the Debentures. The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2036. The Debentures are subject to redemption, in whole or in part, at the option of DPL, at 100% of their principal amount plus accrued interest, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events.

(13) DEBT

     Maturities of long-term debt and sinking fund requirements during the next five years are as follows: 2003-$87.2 million; 2004-$7.0 million; 2005-$2.7 million; 2006-$22.9 million; and 2007-$64.7 million.

On February 1, 2002, DPL redeemed $27.5 million of 8.5% First Mortgage Bonds, due February 1, 2022.

     On behalf of DPL, the Delaware Economic Development Authority issued $46 million of long-term bonds and loaned the proceeds to DPL on May 30, 2002. The bonds issued included $15.0 million of variable rate Exempt Facilities Refunding Bonds, due May 1, 2032, and $31.0 million of 5.2% Pollution Control Refunding Revenue Bonds, due February 1, 2019. The bonds that were issued are not secured by a mortgage or security interest in property of DPL. On June 3, 2002, DPL used the proceeds to redeem $46.0 million of bonds outstanding, including $15.0 million of 6.85% bonds, due May 1, 2022, and $31.0 million of 6.75% bonds, due May 1, 2019.

On June 1, 2002, DPL redeemed $2.0 million of 6.95% Amortizing First Mortgage Bonds.
On October 1, 2002, DPL redeemed $30.0 million of 6.95% First Mortgage Bonds and $12.0 million of 6.59% Medium Term Notes.
On November 15, 2002, DPL redeemed at maturity $3 million of 9.26% Medium Term Notes A and $1 million of its 9.29% Medium Term Notes A.

     Effective with the Conectiv/Pepco Merger, Pepco Holdings, Inc. entered into a $1.5 billion credit agreement for general corporate purposes, including commercial paper back-up. Under the Pepco Holdings, Inc. credit agreement, a borrowing sublimit of $1.0 billion exists for Pepco Holdings Inc. and a borrowing sublimit of $500 million exists for aggregate borrowings by Pepco, DPL, and Atlantic City Electric Company (ACE), limited to $300 million for each such borrower. DPL's previous credit agreement of $105 million was terminated.

     Substantially all utility property of DPL is subject to the liens of the mortgage collateralizing DPL's First Mortgage Bonds. DPL's mortgage requires that the electric generating plants sold (as discussed in Note 8 to the Consolidated Financial Statements) be released from the liens of the mortgage. Assets may be released with a combination of cash, bondable property additions, and credits representing previously issued and retired first mortgage bonds. Pursuant to these terms, the electric generating plants of DPL sold during 2000-2001 were released from the liens.

Long-term debt outstanding as of December 31, 2002, and 2001 is presented below:
Type of Debt	Interest Rates	Due	2002	2001
			(Dollars in Millions)
First Mortgage Bonds:
	6.95%	2002	$ -	$ 30.0
	6.40%	2003	85.0	85.0
	7.15%-8.15%	2011-2015	33.0	33.0
	5.90%-7.30%	2019-2021	18.2	49.2
	6.85%-8.50%	2022-2025	100.0	142.5
	6.05%	2032	15.0	15.0
Amortizing First Mortgage Bonds	6.95%	2003-2008	17.8	19.9
			269.0	374.6
Pollution Control Bonds and Notes:
	5.20%	2019	31.0	-
	5.50%	2025 (1)	15.0	15.0
	4.90%	2026 (2)	34.5	34.5
	5.65%	2028 (1)	16.2	16.2
	Variable	2030-2032	78.4	63.4
			175.1	129.1
Medium-Term Notes (unsecured):
	6.59%-9.29%	2002	-	16.0
	8.30%	2004	4.5	4.5
	6.84%	2006	20.0	20.0
	7.06%-8.125%	2007	61.5	61.5
	7.54%-7.62%	2017	14.0	14.0
	6.81%	2018	4.0	4.0
	7.61%	2019	12.0	12.0
	7.72%	2027	10.0	10.0
			126.0	142.0

Total long-term debt			570.1	645.7
Unamortized premium and discount, net			(0.3)	(0.5)
Current maturities of long-term debt			(87.2)	(75.5)
Total net long-term debt			$482.6	$569.7
(1) The bonds are subject to mandatory tender on July 1, 2010.
(2) The bonds are subject to mandatory tender on May 1, 2011.

     The debt obligations of DPL included $104.8 million of Variable Rate Demand Bonds (VRDB) as of December 31, 2002 and 2001. The VRDB are included in short-tem debt because the VRDB are due on demand by the bondholder. However, bonds submitted to DPL for purchase are remarketed by a remarketing agent on a best efforts basis. Management expects that bonds submitted for purchase will continue to be remarketed successfully due to the credit worthiness of DPL and the bonds' interest rates being set at market. DPL also may utilize one of the fixed rate/fixed term conversion options of the bonds. Thus, management considers the VRDB to be a source of long-term financing. The $104.8 million balance of VRDB outstanding as of December 31, 2002, matures in 2017 ($26.0 million), 2024 ($33.33 million); 2028 ($15.5 million) and 2029 ($30.0 million). Average annual interest rates on the VRDB were 1.5% in 2002 and 2.8% in 2001.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS
The year-end fair values of certain financial instruments are listed below. The fair values were based on quoted market prices of DPL's securities or securities with similar characteristics.
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Millions)
Investments	$ 7.1	$ 7.1	$ 5.2	$ 5.2
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures	70.0	70.0	70.0	70.8
Long-term debt	482.6	521.3	569.7	589.1
Energy derivative instruments classified as Accounts receivable	9.9	9.9	3.2	3.2
Energy derivative instruments classified as Other current liabilities	9.9	9.9	9.8	9.8
(15) LEASES
Lease Commitments

     DPL leases an 11.9% interest in the Merrill Creek Reservoir. The lease is an operating lease and payments over the remaining lease term, which ends in 2032, are $131.5 million in aggregate. DPL also has long-term leases for certain other facilities and equipment. Minimum commitments as of December 31, 2002, under the Merrill Creek Reservoir lease and other lease agreements are as follows: 2003-$13.9 million; 2004-$11.3 million; 2005-$11.8 million; 2006-$11.8 million; 2007-$11.8 million; beyond 2007-$119.1 million; total-$179.7 million.

Rentals Charged To Operating Expenses

     The amounts charged to operating expenses for rental payments under both capital and operating leases are shown in the table below. As discussed in Note 8 to the Consolidated Financial Statements, DPL sold its ownership interests in Peach Bottom and Salem and the related nuclear fuel on December 29, 2000. Prior to the sales, DPL leased its share of nuclear fuel at Peach Bottom and Salem. The decreases in the amounts shown below for interest and amortization of capital leases were primarily due to termination of DPL's nuclear fuel leases.

	2002	2001	2000
	(Dollars in Millions)
Interest on capital leases	$ 0.1	$ 0.2	$ 1.4
Amortization of capital leases	0.1	0.1	10.7
Operating leases	15.3	15.7	15.7
	$15.5	$16.0	$27.8
(16) PENSIONS AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (OPEB)
Pension Benefits

     The Pepco Holdings Retirement Plan (Plan) is a noncontributory plan that covers substantially all employees of Pepco, DPL, ACE and certain employees of other Pepco Holdings subsidiaries. Effective December 31, 2002, following the August 1, 2002 Pepco and Conectiv merger, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Plan. The provisions and benefits of the merged plan for Pepco employees are identical to those of the original Pepco plan and for DPL and ACE employees the provisions and benefits are identical to the original Conectiv plan.

     As a result of the Conectiv/Pepco Merger, PHI adjusted Conectiv's accrued pension liability on August 1, 2002 to recognize all previously unrecognized gains and losses arising from past experience different from that assumed, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No.87, "Employers' Accounting for Pensions." The Conectiv Plan transferred a projected benefit obligation of $804 million and plan assets of $744 million on August 1, 2002.

     PHI's pension expense/(income) included in net periodic benefit cost was $9.0 million in 2002, $(3.0) million in 2001, and $3.0 million in 2000. The 2002 net periodic benefit cost amount of $9.0 million includes $2.9 million of Conectiv net benefit cost for the period August 1, 2002 through December 31, 2002. The 5-month net benefit cost of Conectiv includes provision for eligible employees of PHI Service Company who are heritage CRP employees. The components of net periodic benefit cost for PHI were computed as follows.

	Pension Benefits
	2002	2001	2000
	(Millions of Dollars)
Components of PHI's Net Periodic Benefit Cost
Service cost	$16.0	$9.7	$12.8
Interest cost	54.1	36.3	37.2
Expected return on plan assets	(69.0)	(50.9)	(48.7)
Amortization of prior service cost	1.0	1.0	1.4
Recognized actuarial loss	6.9	.9	.3
Net Periodic Benefit Cost	$9.0	$(3.0)	$3.0

     The portion of net periodic benefit cost included as retirement expense in Conectiv's consolidated net income for the twelve months ended December 31, 2002 is $(2.6) million. This expense excludes provision during the period August 1, 2002 through December 31, 2002 for eligible employees of PHI Service Company who are heritage CRP employees.

     PHI pension program assets are stated at fair value and are composed of approximately 42% of fixed income investments (including cash equivalents) with the balance in equity investments at December 31, 2002. No Pepco Holdings stock is included in the pension program assets.

The changes in PHI benefit obligation and fair value of PHI plan assets are presented in the following table.

	Pension Benefits
	2002	2001
	(Millions of Dollars)
Change in PHI's Benefit Obligation
Projected Benefit obligation at beginning of year	$548.3	$532.3
Service cost	16.0	9.7
Interest cost	54.1	36.3
Acquisition	804.1	-
Actuarial loss	40.7	3.2
Benefits paid	(64.3)	(33.2)
Projected Benefit Obligation at End of Year	$1,398.9	$548.3
Accumulated Benefit Obligation at December 31	$1,228.2	$489.0
Change in Fair Value of PHI's Plan Assets
Fair value of plan assets at beginning of year	$555.0	$576.9
Actual return on plan assets	(37.2)	(14.6)
Company contributions	35.0	25.0
Acquisition	744.3	-
Benefits paid	(56.5)	(32.3)
Fair Value of Plan Assets at End of Year	$1,240.6	$555.0

The following table sets forth the PHI Program's prepaid benefit cost.

	Pension Benefits
	2002	2001
	(Millions of Dollars
Funded status	$(158.3)	$6.7
Unrecognized actuarial loss	278.1	139.6
Unrecognized prior service cost	5.1	6.1
Prepaid Benefit Cost	$124.9	$152.4

The actuarial assumptions for Pepco and Conectiv at December 31, 2002, and 2001 are:

	2002	2001
Discount rate	6.75%	7.0%
Expected return on plan assets
Pepco	9.0%	9.0%
Conectiv	9.5%	-
Rate of compensation increase
Pepco	4.0%	4.0%
Conectiv	4.5%	-

     As of January 1, 2002, Pepco and Conectiv's individual plan actuarial valuations incorporated different assumptions for the 2002 year net periodic expense determination. PHI expects to review, and may change the actuarial assumptions of the plan for 2003.

Other Post-Employment Benefits

     In addition to providing pension benefits, Conectiv provides certain health care and life insurance benefits for eligible employees (OPEBS), including the eligible employees of PHI Service Company who are heritage CRP employees.

     The acquisition of Conectiv by Pepco in August 2002 resulted in purchase accounting requirements that are reflected in the net periodic benefit cost of PHI and in the 2002 net periodic benefit cost information for Conectiv listed in the table below. Under such accounting, PHI adjusted Conectiv's accrued postretirement liability on August 1, 2002 to recognize all previously unrecognized actuarial gains and losses, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No.106. The Conectiv Plan transferred a projected benefit obligation of $320 million and plan assets of $100 million on August 1, 2002. The net periodic benefit cost included in Conectiv's 2002 consolidated results of operations is stated at historical cost and does not reflect the purchase accounting adjustment recorded by PHI.

	Other Post Employment Benefits
	2002	2001	2000
	(Millions of Dollars)
Components of Conectiv's Net Periodic Benefit Cost
Service cost	$4.9	$4.4	$3.9
Interest cost	22.0	17.1	14.5
Expected return on plan assets	(8.7)	(9.0)	(8.6)
Amortization of transition obligation	-	3.1	3.1
Amortization of prior service cost	-	0.1	0.1
Recognized actuarial (gain) loss	7.3	-	(3.1)
Net Periodic Benefit Cost	$25.5	$15.7	$9.9
Portion of net periodic benefit cost included as postemployment benefit expense in Conectiv consolidated net income	$19.2	$15.7	$9.9

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The assumed health care cost trend rate used to measure the expected cost benefits covered by the plan is 10% for the Conectiv plan. This rate is expected to decline to 5.0% over the next four-year period. A one percentage point change in the assumed health care cost trend rate would have the following effects for fiscal year 2002.

	1 Percentage- Point Increase	1 Percentage- Point Decrease
	(Millions of Dollars)
Effect on total of service and interest cost components	$ 0.4	$ (0.4)
Effect on postretirement benefit obligation	$12.4	$(12.3)

The changes in Conectiv benefit obligation and fair value of Conectiv plan assets are presented in the following table.

	Other Post Employment Benefits
	2002	2001
	(Millions of Dollars)
Change in Conectiv Benefit Obligation
Benefit obligation at beginning of year	$263.8	$201.5
Service cost	4.9	4.4
Interest cost	22.0	17.1
Plan participants' contributions	0.6	0.5
Actuarial loss	58.0	57.3
Benefits paid	(19.2)	(17.0)
Benefit Obligation at End of Year	$330.1	$263.8
Change in Fair Value of Conectiv Plan Assets
Fair value of plan assets at beginning of year	$117.1	$119.7
Actual return on plan assets	(11.1)	(2.3)
Company contributions	20.6	16.2
Plan participants' contributions	.6	0.5
Benefits paid	(19.2)	(17.0)
Fair Value of Plan Assets at End of Year	$108.0	$117.1

The following table sets forth the Conectiv Program's accrued benefit cost.

	Other Post Employment Benefits
	2002	2001
	(Millions of Dollars)
Funded status	$(222.1))	$(146.7)
Unrecognized actuarial loss	70.4	22.4
Unrecognized prior service cost	-	0.1
Unrecognized initial net obligation	57.0	34.4
Accrued Benefit Cost	$(94.7))	$(89.8)

Actuarial assumptions as of December 31, 2002, and 2001 are:

	2002	2001
Discount rate	6.75%	7.25%
Expected return on plan assets	9.5%	9.5%
Rate of compensation increase	4.5%	4.5%

     As of January 1, 2002, Pepco and Conectiv's individual plan actuarial valuations incorporated different assumptions for 2002 net periodic expense determination. PHI expects to review, and may change the actuarial assumptions of the plans for 2003.

     Conectiv funded a portion of its 2002 and 2001 estimated liability for Conectiv postretirement medical and life insurance costs through the use of an Internal Revenue Code (IRC) 501(c)(9) Voluntary Employee Beneficiary Association (VEBA). Assets are composed of cash equivalents, fixed income investments and equity investments.

     Conectiv also sponsors defined contribution savings plans covering all eligible employees. Under these plans, the Company makes contributions on behalf of participants. DPL's contributions to the plans totaled $1.0 million in 2002, $1.0 million in 2001, and $1.2 million in 2000.

(17) COMMITMENTS AND CONTINGENCIES
Commitments

     See Note 6 to the Consolidated Financial Statements for information concerning DPL's contract to purchase power from CESI and Note 15 to the Consolidated Financial Statements for information about commitments related to leases.

Environmental Matters

     DPL is subject to regulation with respect to the environmental effect of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. DPL's liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean up-related issues (including whether DPL or a corporate predecessor is responsible for conditions on a particular parcel). DPL's current liabilities include $14.5 million as of December 31, 2002 and December 31, 2001 for potential clean-up and other costs related to sites at which the Company is a potentially responsible party (PRP), alleged to be a third party contributor, or has made a decision to clean up contamination on its own property. The accrued liability as of December 31, 2002 includes $11.2 million for remediation and other costs associated with environmental contamination that resulted from an oil release at the Indian River power plant (which was sold on June 22, 2001) and reflects the terms of a related consent agreement reached with the Delaware Department of Natural Resources and Environmental Control during 2001. DPL does not expect such future costs to have a material effect on its financial position or results of operations.

     In the late 1980's DPL was identified by the EPA as a PRP at the Spectron Superfund Site located in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling, and processing facility from 1961 to 1988. The PRP Group determined that in 1987 and 1988 DPL sent 440 gallons of waste paint to the site. DPL paid $290.40 in connection with a Consent Agreement as a Non-Performing Settling Party to resolve its liability for Phase I activities at the site. In September 1991 DPL made an additional $500 payment pursuant to a second ACO initiating Phase II activities. The site was added to the National Priorities List in 1994. In February 2003, the PRP Group informed DPL that DPL was a de micromis party at the Site because its 440 gallon contribution to the Site was less than EPA's 890 gallon threshold for de minimis status and that DPL has no further liability for contribution to the Site's remediation fund.

     In the late 1980's, DPL was notified by the EPA that it, along with several other utilities and nonutilities, was a PRP in connection with the polychlorinated biphenyl compounds (PCBs) contamination at the Metal Bank/Cottman Avenue site located in Philadelphia, Pennsylvania at which the Site owner, from 1968 to 1972, drained oil from used transformers to reclaim copper. Based on the PRP group's determination that DPL sent 102 transformers to the Site, DPL was allocated responsibility for 0.24 percent of remediation costs. In October 1994, a RI/FS including a number of possible remedies was submitted to the EPA. In December 1997, the EPA signed a Record of Decision (ROD) that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million. In 1999, DPL entered into a de minimis settlement with the EPA and paid approximately $107,000 to resolve its liability for cleanup costs at the Site. The de minimis settlement did not resolve DPL's responsibility for natural resource damages, if any, at the Site. DPL believes that its liability at this site will not have a material adverse effect on its financial position or results of operations.

Litigation

     On December 2, 2001, Enron North America Corp. and several of its affiliates filed for protection under the United States Bankruptcy Code. In December 2001, DPL and Conectiv Energy Supply, Inc. (CESI) terminated all transactions under various agreements with Enron North America Corp. and Enron Power Marketing, Inc. (EPMI and, together with Enron North America Corp., Enron). In late January 2003, after several months of discussions attempting to arrive at a settlement with Enron concerning the amount owed by DPL and CESI, EPMI filed an adversary complaint (the Complaint) against CESI in the Bankruptcy Court for the Southern District of New York. The Complaint seeks an order from the Bankruptcy Court that, among other things, (1) awards damages in the amount of approximately $11.7 million, plus interest and attorney's fees and additional damages (in an amount to be determined at trial), (2) declares unenforceable the provisions of the master power purchase and sale agreement (MPPSA) between CESI and EPMI that permitted CESI to set off against any amounts CESI owes EPMI under the MPPSA any amounts due by EPMI or any of its affiliates to CESI or any of its affiliates under any agreements among EPMI or any of its affiliates and CESI and any of its affiliates, and (3) declares that the arbitration provision in the MPPSA should not be enforced. CESI disagrees with Enron's calculation of the amount due (CESI's calculations result in an amount due of approximately $3.8 million) and believes that Enron's other claims are without merit. CESI's response to the Complaint is due on April 7, 2003. At the present time, it is not possible to predict the outcome of this suit or to estimate with specificity the amount that CESI will ultimately pay Enron; however, based on, among other factors, the specific provisions in the applicable contracts of the Conectiv subsidiaries with Enron and applicable legal principles, Management does not believe that the Company has material financial exposure related to the Enron bankruptcy.

     DPL is involved in other legal and administrative (including environmental) proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on its financial position or results of operations.

(18) BUSINESS SEGMENTS

     Conectiv's organizational structure and management reporting information is aligned with Conectiv's business segments, irrespective of the subsidiary, or subsidiaries, through which a business is conducted. Businesses are managed based on lines of business, not legal entity. Business segment information is not produced, or reported, on a subsidiary by subsidiary basis. Thus, as a Conectiv subsidiary, no business segment information (as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information") is available for DPL on a stand-alone basis.

     Changes in business activities subsequent to the restructuring of DPL's electric utility business in 1999 have resulted in electricity transmission and distribution representing a greater proportion of DPL's business. As discussed in Note 8 to the Consolidated Financial Statements, DPL completed the divestiture of its electric generating plants on June 22, 2001. After June 22, 2001, DPL supplied the load requirements of its default electric service customers entirely with purchased power.

(19) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The quarterly data presented below reflect all adjustments necessary in the opinion of management for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations, differences between summer and winter rates and the scheduled downtime and maintenance of electric generating units.

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in Millions)
Total Operating Revenue	$323.6	$286.4	$344.0	$286.6	$1,240.6
Total Operating Expenses	277.9	261.3	320.4	258.6	1,118.2
Operating Income	45.7	25.1	23.6	28.0	122.4
Other (Expenses)	(8.8)	(9.4)	(8.7)	(6.4)	(33.3)
Preferred Stock Dividend Requirements of Subsidiaries	1.4	1.4	1.4	1.5	5.7
Income From Continuing Operations Before Income Taxes	35.5	14.3	13.5	20.1	83.4
Income Taxes	14.6	6.0	5.8	7.3	33.7
Net Income	20.9	8.3	7.7	12.8	49.7
Dividends on Preferred Stock	0.4	0.4	0.4	0.5	1.7
Earnings Available for Common Stock	20.5	7.9	7.3	12.3	48.0

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in Millions)
Total Operating Revenue	$368.9	$536.9	$350.1	$277.2	$1,533.1
Total Operating Expenses	287.3	270.6	333.0	247.2	1,138.1
Operating Income	81.6	266.3	17.1	30.0	395.0
Other (Expenses)	(14.5)	(13.0)	(11.8)	(9.5)	(48.8)
Preferred Stock Dividend Requirements of Subsidiaries	1.4	1.4	1.4	1.5	5.7
Income From Continuing Operations Before Income Taxes	65.7	251.9	3.9	19.0	340.5
Income Taxes	26.8	104.5	2.1	6.5	139.9
Net Income	38.9	147.4	1.8	12.5	200.6
Dividends on Preferred Stock	1.3	1.2	0.9	0.3	3.7
Earnings Available for Common Stock	37.6	146.2	0.9	12.2	196.9

     In the first quarter of 2001, operating income and income before extraordinary item increased by $16.3 million and $9.8 million, respectively, due to DPL's termination of its membership in a mutual insurance company, as discussed in Note 9 to the Consolidated Financial Statements.

     In the second quarter of 2001, a gain on the sale of electric generating plants increased operating income and income before extraordinary item by $221.2 million and $129.4 million, respectively, as discussed in Note 8 to the Consolidated Financial Statements.

THIS PAGE LEFT INTENTIONALLY BLANK.
Report of Independent Accountants
To the Shareholder and Board of Directors of Atlantic City Electric Company

In our opinion, the accompanying balance sheets and the related statements of earnings and retained income and shareholder's equity, and of cash flows present fairly, in all material respects, the financial position of Atlantic City Electric Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP Philadelphia, Pennsylvania February 10, 2003

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF EARNINGS

For the Year Ended December 31,	2002	2001	2000
(Millions of Dollars)
Operating Revenue	$1,084.7	$1,041.1	$ 960.8

Operating Expenses
Fuel and purchased energy	682.5	636.6	420.7
Other operation and maintenance	243.6	249.2	243.7
Merger related costs	38.1	-	-
Impairment losses	9.5	-	-
Depreciation and amortization	69.2	84.7	101.5
Other taxes	24.8	34.1	35.9
Deferred electric service costs	(71.3)	(143.2)	(7.5)
Total Operating Expenses	996.4	861.4	794.3
Operating Income	88.3	179.7	166.5
Other Income (Expenses)
Interest and dividend income	8.4	7.0	5.9
Interest expense	(53.1)	(60.8)	(75.1)
Other income	8.5	3.9	1.4
Total Other Expenses	(36.2)	(49.9)	(67.8)

Distributions on Preferred Securities of Subsidiary Trust	7.6	7.6	7.6

Income Tax Expense	16.3	46.7	36.7

Net Income	28.2	75.5	54.4

Dividends on Preferred Stock	0.7	1.7	2.1

Earnings Available for Common Stock	$ 27.5	$ 73.8	$ 52.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS
	December 31, 2002	December 31, 2001
ASSETS
(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$247.1	$14.3
Accounts receivable, less allowance for uncollectible accounts of $9.1 million and $7.8 million	159.0	159.7
Fuel, materials and supplies - at average cost	30.0	31.1
Prepaid taxes	22.8	41.0
Total Current Assets	458.9	246.1
INVESTMENTS AND OTHER ASSETS
Regulatory assets, net	1,092.0	1,066.2
Other	34.1	24.3
Total Investments and Other Assets	1,126.1	1,090.5

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,836.0	1,610.3
Accumulated depreciation	756.2	569.5
Net Property, Plant and Equipment	1,079.8	1,040.8
TOTAL ASSETS	$2,664.8	$2,377.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS
	December 31, 2002	December 31, 2001
LIABILITIES AND SHAREHOLDER'S EQUITY
(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$ 107.2	$ 289.0
Accounts payable and accrued payroll	75.1	52.6
Accounts payable to associated companies	12.9	5.4
Interest	16.8	17.2
Other	77.3	41.1
Total Current Liabilities	289.3	405.3
DEFERRED CREDITS
Income taxes	508.2	470.4
Investment tax credits	26.5	28.5
Pension benefit obligation	46.6	35.5
Other postretirement benefit obligation	38.9	36.4
Other	43.3	29.9
Total Deferred Credits	663.5	600.7

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	991.6	636.3

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	95.0	95.0

PREFERRED STOCK
Serial preferred stock	6.2	6.2
Subject to mandatory redemption	-	12.5
Total Preferred Stock	6.2	18.7
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY
Common stock, $3.00 par value, authorized 25,000,000 shares, - issued 18,320,937 shares	55.0	55.0
Premium on stock and other capital contributions	411.5	411.5
Capital stock expense	(1.2)	(1.3)
Retained income	153.9	156.2
Total Shareholder's Equity	619.2	621.4

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,664.8	$2,377.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31,	2002	2001	2000
(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 28.2	$ 75.5	$ 54.4
Adjustments to reconcile net income to net cash from (used by) operating activities:
Depreciation and amortization	69.2	94.0	113.8
Investment tax credit adjustments	(2.0)	(7.4)	(3.2)
Write-down of plant and property	9.6	-	-
Deferred income taxes	46.6	83.6	23.1
Deferred energy supply costs	(41.8)	(143.2)	(7.5)
Changes in:
Accounts receivable	3.3	(17.4)	(7.3)
Inventories	1.0	(15.6)	9.1
Prepaid New Jersey sales and excise taxes	(3.1)	12.8	13.4
Accounts payable	39.0	5.7	(15.0)
Taxes accrued	15.4	(51.3)	98.7
Other current assets and liabilities	28.5	3.4	(2.7)
Other, net	14.0	3.9	5.7
Net Cash From Operating Activities	207.9	44.0	282.5
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(106.2)	(70.0)	(53.7)
Proceeds from/changes in:
Divestiture of generation assets	-	29.5	-
Sale of other assets	12.4	-	-
Deposits to nuclear decommissioning trust funds	-	(0.8)	(0.4)
Other	(2.1)	(4.1)	4.2

Net Cash Used By Investing Activities	(95.9)	(45.4)	(49.9)
FINANCING ACTIVITIES
Common dividends paid	(34.8)	(44.2)	(67.3)
Preferred dividends paid	(0.7)	(1.7)	(2.3)
Redemption of preferred stock	(12.5)	(11.5)	-
Long-term debt issued	440.0	-	-
Long-term debt redeemed	(221.4)	(97.2)	(46.1)
Principal portion of capital lease payments	-	(29.8)	(12.3)
Net change in short-term debt	(45.0)	45.0	(30.0)
Costs of issuances and refinancings	(4.8)	(1.0)	-
Net Cash From (Used By) Financing Activities	120.8	(140.4)	(158.0)

Net Change In Cash and Cash Equivalents	232.8	(141.8)	74.6
Cash and Cash Equivalents at Beginning of Period	14.3	156.1	81.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$247.1	$ 14.3	$156.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY STATEMENTS OF SHAREHOLDER'S EQUITY
	Common Stock		Premium on Stock	Retained Income
	Shares	Par Value
(Dollar Amounts in Millions)

BALANCE, DECEMBER 31, 1999	18,320,937	55.0	493.0	130.0
Net Income				54.4
Dividends:
Preferred stock				(2.1)
Common stock				(67.3)
Contribution to Conectiv of subsidiaries which owned combustion turbine electric generating units			(82.8)

BALANCE, DECEMBER 31, 2000	18,320,937	55.0	410.2	115.0
Net Income				75.5
Dividends:
Preferred stock				(1.7)
Common stock				(32.6)

BALANCE, DECEMBER 31, 2001	18,320,937	55.0	410.2	156.2
Net Income				28.2
Dividends:
Preferred stock				(0.7)
Common stock				(29.7)
Preferred stock expense for redeemed stock			0.1	(0.1)

BALANCE, DECEMBER 31, 2002	18,320,937	55.0	410.3	153.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ATLANTIC CITY ELECTRIC COMPANY
(1) ORGANIZATION

     Atlantic City Electric Company (ACE) is a subsidiary of Conectiv, which is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). On March 1, 1998, Conectiv was formed (the 1998 Merger) through an exchange of common stock with Atlantic Energy, Inc. and Delmarva Power & Light Company (DPL).

     On August 1, 2002, Conectiv was acquired by Pepco Holdings, Inc. (PHI) in a transaction pursuant to an Agreement and Plan of Merger (the Conectiv/Pepco Merger Agreement), dated as of February 9, 2001, among PHI (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco), in which Pepco and Conectiv merged with subsidiaries of PHI (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Conectiv and Pepco and their respective subsidiaries (including ACE) each became subsidiaries of PHI. ACE continues as a wholly owned, direct subsidiary of Conectiv. See Note 2 to the ACE Consolidated Financial Statements for additional information.

     ACE is a public utility which supplies and delivers electricity to its customers under the trade name Conectiv Power Delivery. ACE delivers electricity within its service area to approximately 514,300 customers through its transmission and distribution systems and also supplies electricity (Basic Generation Service) to most of its electricity delivery customers, who have the option of choosing an alternative supplier. ACE's regulated service area covers about 2,700 square miles within the southern one-third of New Jersey and has a population of approximately 0.9 million.

     As discussed in Note 8 to the Consolidated Financial Statements, ACE continued the divestiture of its electric generating plants during 2001. The divestiture began effective July 1, 2000 with ACE's contribution to Conectiv at net book value of its combustion turbines, which had an electric generating capacity of 502 megawatts (MW). On October 18, 2001, ACE sold its ownership interests in nuclear electric generating plants with 383 MW of capacity.

(2) ACQUISITION OF CONECTIV BY PEPCO HOLDINGS, INC.

     On August 1, 2002, Conectiv was acquired by PHI in a transaction pursuant to an Agreement and Plan of Merger (the Conectiv/Pepco Merger Agreement), dated as of February 9, 2001, among PHI (formerly New RC, Inc.), Conectiv and Potomac Electric Power Company (Pepco), in which Pepco and Conectiv merged with subsidiaries of PHI (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Conectiv and Pepco each became subsidiaries of PHI. ACE continues as a wholly-owned, direct subsidiary of Conectiv.

     ACE's operating results for 2002 include costs related to the Conectiv/Pepco Merger of $38.1 million ($22.6 million after income taxes). The $38.1 million of costs included the following: (i) a $30.5 million write-down of deferred electric service costs based on the terms of the Decision and Order issued by the NJBPU on July 3, 2002 that required ACE to forgo recovery of such costs effective upon the Conectiv/Pepco Merger; (ii) $6.6 million for severances and stock options settled in cash; and (iii) $1.0 million for a contribution to a certain fund based on the terms of an order issued by the NJBPU. Based on the terms of the settlement agreements and Commission orders in the States having regulatory jurisdiction over ACE, none of the costs related to the Conectiv/Pepco Merger are recoverable in future customer rate increases. Such costs are, and will be, excluded from studies submitted in base rate filings.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation
The consolidated financial statements include the accounts of ACE and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain reclassifications of prior period data have been made to conform to the current presentation.
Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Regulation of Utility Operations
Certain aspects of ACE's utility businesses are subject to regulation by the New Jersey Board of Public Utilities (NJBPU) and the Federal Energy Regulatory Commission (FERC).

     ACE's electric delivery business and Basic Generation Service (BGS) are subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). Prior to the third quarter of 1999, ACE's electricity generation business was subject to the requirements of SFAS No. 71. As a result of the restructuring of ACE's electricity generation business in the third quarter of 1999, as discussed in Note 6 to the Consolidated Financial Statements, ACE discontinued applying SFAS No. 71 to its electricity generation business.

     ACE recovers through customer rates the costs it incurs in providing BGS, which entails supplying electricity to customers in ACE's service area who do not choose an alternative supplier. When utility revenues are insufficient to recover current period expenses from customers, the NJBPU may provide for future recovery from customers of such current period expenses. When future recovery is probable for current under-recoveries of utility expenses, the expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statement of Income during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by the NJBPU.

     On July 3, 2002, the New Jersey Board of Public Utilities (NJBPU) issued an order approving the Conectiv/Pepco Merger. Among other things, the order provides for ACE to forgo recovery through customer rates of $30.5 million of "deferred electric service costs," ACE to contribute $1.0 million to a fund supporting southern New Jersey schools, and certain customer service guarantees.

Revenue Recognition
ACE recognizes revenues for the supply and delivery of electricity upon delivery to the customer, including amounts for services rendered, but not yet billed.
Nuclear Fuel

     As discussed in Note 8 to the Consolidated Financial Statements, on October 18, 2001, ACE sold its interests in Peach Bottom Atomic Power Station (Peach Bottom), Salem Nuclear Generating Station (Salem), and Hope Creek Nuclear Generating Station (Hope Creek) and the related nuclear fuel to the utilities which operate the plants. Prior to the sale, the ownership interests of ACE in nuclear fuel at the Peach Bottom, Salem and Hope Creek generating stations were financed through contracts accounted for as capital leases. Nuclear fuel costs, including a provision for the future disposal of spent nuclear fuel, were charged to fuel expense on a unit-of-production basis.

Accounting for the Effects of Certain Types of Regulation

     The electric delivery business of ACE is subject to the requirements of SFAS No. 71. Also, ACE recovers through customer rates the costs it incurs in providing BGS, which entails supplying electricity to customers in ACE's service area who do not choose an alternative supplier. When utility revenues are insufficient to recover current period expenses from customers, regulatory commissions may provide for future recovery from customers of such current period expenses. When future recovery is probable for current under-recoveries of utility expenses, the expenses are deferred as regulatory assets and subsequently recognized in the Consolidated Statement of Income during the period the expenses are recovered from customers. Similarly, regulatory liabilities may also be created due to the economic impact of an action taken by a regulatory commission.

The components of ACE's regulatory asset balances are displayed below:
	December 31, 2002	December 31, 2001
	(Millions of Dollars)
Recoverable stranded costs	$ 918.6	$ 930.0
Deferred energy supply costs	153.0	106.3
Deferred recoverable income taxes	10.3	11.0
Regulatory liability for New Jersey income tax benefit	(51.2)	(49.3)
Deferred debt extinguishment costs	10.4	11.4
Deferred other postretirement benefit costs	25.0	27.5
Unrecovered purchased power costs	10.5	12.5
Asbestos removal costs	7.5	7.7
Other	7.9	9.1
Net Regulatory Assets	$1,092.0	$1,066.2

     Recoverable Stranded Costs: The pre-tax balances of $918.6 million as of December 31, 2002 and $930.0 million as of December 31, 2001 arose from the $228.5 million NUG contract termination payment in December 1999 and discontinuing the application of SFAS No. 71 to the electricity generation business in third quarter of 1999, as discussed in Notes 3 and 8 to the Consolidated Financial Statements. The regulatory asset, "recoverable stranded costs," was established in the third quarter of 1999 to recognize amounts to be collected from regulated delivery customers for stranded costs that resulted from deregulation of the electricity generation businesses of ACE.

     Deferred Energy Supply Costs: See discussion under "Regulation of Utility Operations," shown above. This line also includes deferred electric service costs; see "Basic Generation Service" in Note 6 to the Consolidated Financial Statements for further discussion, as well as the discussion of merger costs included in operating results in Note 2 to the Consolidated Financial Statements.

     Deferred Recoverable Income Taxes: Represents the portion of deferred income tax liabilities applicable to utility operations of ACE and DPL that has not been reflected in current customer rates for which future recovery is probable. As temporary differences between the financial statement and tax bases of assets reverse, deferred recoverable income taxes are amortized.

     Regulatory Liability for New Jersey Income Tax Benefit: In 1999, a deferred tax asset arising from the write down of ACE's electric generating plants was established. The deferred tax asset represents the future tax benefit expected to be realized when the higher tax basis of the generating plants is deducted for New Jersey state income tax purposes. To recognize the probability that this tax benefit will be given to ACE's regulated electricity delivery customers through lower electric rates, ACE established a regulatory liability.

     Deferred Debt Extinguishment Costs: The costs of debt extinguishment for which recovery through regulated utility rates is probable are deferred and subsequently amortized to interest expense during the rate recovery period.

     Deferred Other Postretirement Benefit Costs: Represents the non-cash portion of other postretirement benefit costs deferred by ACE during 1993 through 1997. This cost is being recovered over a 15-year period that began on January 1, 1998.

     Unrecovered Purchased Power Costs: Includes costs incurred by ACE for renegotiation of a long-term capacity and energy contract. These costs are included in current customer rates with the balance scheduled for full recovery over the next 12 years.

     Asbestos Removal Costs: Represents costs incurred by ACE to remove asbestos insulation from a wholly owned electric generating station. These costs are included in current customer rates with the balance scheduled for full recovery over the next 27 years.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, money market funds, and commercial paper with original maturities of three months or less. Investments in PHI's "money pool," which PHI and Conectiv subsidiaries may invest in, or borrow from, are considered cash equivalents.

Property, Plant and Equipment
Property, plant and equipment is comprised of the following:
At December 31, 2002	Original Cost	Accumulated Depreciation	Net Book Value
	(Millions of Dollars)

Generation	$ 279.5	$236.6	$ 42.9
Distribution	977.7	385.7	592.0
Transmission	389.4	157.6	231.8
General	81.4	(52.9)	134.3
Construction work in progress	64.7	-	64.7
Nonoperating and other property	43.3	29.2	14.1
Total	$1,836.0	$756.2	$1,079.8

At December 31, 2001

Generation	$ 136.2	$ 83.5	$ 52.7
Distribution	888.8	351.4	537.4
Transmission	375.5	160.1	215.4
General	89.3	(51.7)	141.0
Construction work in progress	74.8	-	74.8
Nonoperating and other property	45.7	26.2	19.5
Total	$1,610.3	$569.5	$1,040.8

     The balances of all property, plant and equipment, which is primarily electric transmission and distribution property, are stated at original cost. Utility plant is generally subject to a first mortgage lien.

Depreciation Expense

     The annual provision for depreciation on electric property, plant and equipment is computed on the straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation is charged with the cost of depreciable property retired, including removal costs less salvage and other recoveries. The relationship of the annual provision for depreciation for financial accounting purposes to average depreciable property was 3.3% for 2002, 3.5% for 2001, and 3.6% for 2000. For periods prior to the sale of the ownership interests of ACE in nuclear electric generating plants on October 18, 2001, depreciation expense includes a provision for ACE's share of the estimated cost of decommissioning nuclear power plant reactors based on site-specific studies.

Property, plant and equipment other than electric facilities is generally depreciated on a straight-line basis over the useful lives of the assets.
Capitalized Interest and Allowance for Funds Used During Construction
The cost of financing the construction of non-utility construction projects is capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost" (SFAS No. 34).

     Allowance for Funds Used During Construction (AFUDC) is included in the cost of regulated transmission and distribution utility plant and represents the cost of borrowed and equity funds used to finance construction. In the Consolidated Statements of Income, both the borrowed funds component and equity funds component of AFUDC is reported as a reduction of interest expense. AFUDC was capitalized on utility plant construction at the rates of 8.25% in 2002, 2001, and 2000.

Interest Expense

     The amortization of debt discount, premium, and expense, including deferred debt extinguishment costs associated with the regulated electric and gas transmission and distribution businesses, is included in interest expense.

Income Taxes

     ACE, as an indirect subsidiary of PHI, is included in the consolidated federal income tax return of PHI. Federal income taxes are allocated to ACE based upon the taxable income or loss, determined on a separate return basis.

     The Consolidated Financial Statements include current and deferred income taxes. Current income taxes represent the amounts of tax expected to be reported on ACE's state income tax returns and the amount of federal income tax allocated from PHI. Deferred income taxes are discussed below.

     Deferred income tax assets and liabilities represent the tax effects of temporary differences between the financial statement and tax bases of existing assets and liabilities and are measured using presently enacted tax rates. The portion of ACE's deferred tax liability applicable to its utility operations that has not been recovered from utility customers represents income taxes recoverable in the future and is included in "regulatory assets, net" on the Consolidated Balance Sheets. For additional information, see the discussion under "Accounting for the Effects of Certain Types of Regulation," shown above.

Deferred income tax expense generally represents the net change during the reporting period in the net deferred tax liability and deferred recoverable income taxes.

     Investment tax credits from utility plant purchased in prior years are reported on the Consolidated Balance Sheets as "Deferred investment tax credits." These investment tax credits are being amortized to income over the useful lives of the related utility plant.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which is required to be adopted for financial statements issued for fiscal years beginning after June 15, 2002 (first quarter 2003 financial statements for the Company). This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. ACE has completed its assessment of the provisions of SFAS No. 143. The implementation of the Statement will not have a material impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt (an amendment of APB Opinion No. 30)." SFAS No. 4 had required that material gains and losses on extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145, SFAS No. 4 is rescinded effective for fiscal years beginning after May 15, 2002. Due to the rescission of SFAS No. 4, it is less likely that a gain or loss on extinguishment of debt would be classified as an extraordinary item in ACE's Consolidated Statements of Income.

     In July 2002, the FASB issued SFAS No. 146, which requires companies to recognize costs associated with exit or disposal activities when the costs are incurred rather than at the date of a commitment to an exit or disposal plan. The primary effect of applying SFAS No. 146 will be on the timing of recognition of costs associated with exit or disposal activities. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of the commitment. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. Additional disclosures are also prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002 (the Company's first quarter 2003 financial statements). The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made an initial assessment of the provisions of FIN 45 in order to determine its impact on the Company's financial position, results of operations, and disclosure requirements. Based on this initial assessment, the Company does not believe the implementation of FIN 45 will have a material impact on its financial position or results of operations.

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). ACE has made an initial assessment of the provisions of FIN 46 in order to determine its impact on the Company's financial position or results of operations. Based on this initial assessment, the Company does not believe the implementation of FIN 46 will have a material impact on its financial position or results of operations.

(4) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Year
	2002	2001	2000
	(Dollars in Millions)
Interest, net of capitalized amounts of $1.4 million, $0.7 million, and $0.6 million for 2002, 2001, and 2000, respectively	$ 50.8	$59.7	$73.5
Income taxes, net of refunds	$(43.8)	$21.8	$(80.7)

     During 2000, ACE received federal and state income tax refunds of $114.2 million and made estimated tax payments of $33.5 million, resulting in $80.7 million of net income taxes received. The income tax refunds received in 2000 were primarily related to the tax benefit associated with ACE's payment of $228.5 million on December 28, 1999 to terminate ACE's purchase of electricity under a contract with the Pedricktown Co-generation Limited Partnership (Pedricktown).

Non-cash Investing and Financing Transaction

     The 2001 Consolidated Statement of Cash Flows excludes the assumption of former nuclear decommissioning liabilities of ACE by the purchasers of ACE's ownership interests in nuclear electric generating plants and also excludes the transfer of nuclear decommissioning trust funds to the purchasers. The fair value of the nuclear decommissioning trust funds that were transferred in 2001 was $115.8 million. For additional information about the sale of ACE's ownership interests in nuclear electric generating plants, see Note 8 to the Consolidated Financial Statements.

The 2000 Consolidated Statement of Cash Flows excludes the non-cash transaction for ACE's contribution of combustion turbines to Conectiv.
(5) INCOME TAXES

     ACE, as an indirect subsidiary of PHI, is included in the consolidated federal income tax return of PHI. Federal income taxes are allocated to ACE based upon the taxable income or loss, determined on a separate return basis.

The provision for income taxes, reconciliation of consolidated income tax expense, and components of consolidated deferred tax liabilities (assets) are shown below.
The amounts computed by multiplying "Income before income taxes" by the federal statutory rate is reconciled in the table below to income tax expense on continuing operations.
Components of Consolidated Income Tax Expense
	2002	2001	2000
	(Dollars in Millions)
Operations
Federal: Current	$(39.6)	$(23.9)	$ 6.9
Deferred	52.0	65.6	22.5
State: Current	11.4	(5.6)	9.9
Deferred	(5.5)	18.0	0.6
Investment tax credit adjustments, net (1)	(2.0)	(7.4)	(3.2)
Total Income Tax Expense	$16.3	$ 46.7	$36.7
(1)	In 2001, $4.9 million of deferred investment tax credits were reversed and credited to tax expense due to the sale of ACE's ownership interests in nuclear electric generating plants.
Reconciliation of Effective Income Tax Rate
	For the Year Ended December 31,
	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
	(Amounts in Millions)
Statutory federal income tax expense	$15.6	35%	$42.8	35%	$31.9	35%
State income taxes, net of federal benefit	3.8	9	8.1	6	6.9	8
Plant basis differences	1.0	2	2.0	2	2.2	2
Investment tax credit amortization	(2.0)	(4)	(7.4)	(6)	(3.2)	(3)
Other, net	(2.1)	(5)	1.2	1	(1.1)	(2)
	$16.3	37%	$46.7	38%	$36.7	40%
Components of Deferred Income Taxes

     The tax effects of temporary differences that give rise to ACE's net deferred tax liability are shown below. There were no valuation allowances for deferred tax assets as of December 31, 2002 and December 31, 2001.

	2002	2001
	(Dollars in Millions)
Deferred tax liabilities:
Utility plant basis differences	$379.8	$340.1
Deferred recoverable income taxes	3.6	3.9
Payment for termination of purchased power contracts with non-utility electric generators	97.0	96.8
Deferred electric service expenses	79.0	47.5
Other	26.7	46.1

Total deferred tax liabilities	586.1	534.4

Deferred tax assets:
Deferred investment tax credits	14.2	10.0
Other	63.7	54.2

Total deferred tax assets	77.9	64.2

Total deferred taxes, net	$508.2	$470.2

(6) REGULATORY MATTERS
Restructuring

     On February 9, 1999, New Jersey enacted the Electric Discount and Energy Competition Act (the New Jersey Act). The New Jersey Act provided for restructuring of the electric utility industry in New Jersey and established that customers of New Jersey electric utilities could choose alternative electricity suppliers beginning August 1, 1999. Restructuring the New Jersey electric utility industry resulted in "stranded costs," which include the portion of electric generating plants, other assets, and long-term contracts that became uneconomic as a result of the restructuring. Pursuant to the New Jersey Act, on July 15, 1999, the NJBPU issued a Summary Order to ACE concerning stranded costs, unbundled rates, and other matters related to restructuring. In mid-May 2001, the NJBPU issued a Final Decision and Order, which had substantially the same provisions as the Summary Order. The NJBPU determined that ACE will have the opportunity to recover 100% of the net stranded costs related to certain generation units and the stranded costs associated with power purchased from non-utility generators (NUGs), subject to further NJBPU proceedings. See the section "Securitization" below for additional information.

Rate Changes

     As part of the New Jersey Act, the NJBPU directed ACE to implement a 5% aggregate rate reduction effective August 1, 1999, an additional 2% rate reduction by January 1, 2001, and a final 3% rate reduction by August 1, 2002. Thus, by August 1, 2002, rates were reduced by 10% from the rates that were in effect as of April 30, 1997. The initial 5% rate reduction effective August 1, 1999 reduced annual revenues by approximately $50 million. The additional 2%, or $20 million, rate reduction required by January 1, 2001 was implemented through two separate 1%, or $10 million, rate reductions effective January 1, 2000 and 2001, respectively. The final rate reduction, which was effective August 1, 2002, reduced revenues by an additional $30 million, resulting in a cumulative rate reduction of $100 million since August 1, 1999.

     On February 3, 2003, ACE filed a petition with the NJBPU to increase its electric distribution rates and the Regulatory Asset Recovery Charge in New Jersey. The rate increase equates to an increase in average, total electricity rates of 6.9% overall, and will increase ACE's annual revenues by approximately $68.4 million. The petition was filed in accordance with the NJBPU's Final Order in restructuring, which mandated that ACE file a plan to set rates that will be in place when the New Jersey Act's transition period ends July 31, 2003.

Securitization

     Under the New Jersey Act, up to 100% of recovery-eligible stranded costs related to electric generating plants and the costs to effect buyouts or buydowns of NUG contracts may be recovered through customer rates. On September 9, 2002, New Jersey enacted an amendment (Amendment) to the New Jersey Act. The Amendment permits the NJBPU to authorize the securitization of deferred balances of electric public utilities resulting from the provisions of the New Jersey Act. The NJBPU may authorize the issuance of transition bonds by an electric public utility or other financing entity in order to (i) recover stranded costs deemed eligible for rate recovery in a stranded cost recovery order; (ii) recover rate reduction requirements determined by the NJBPU to be necessary under the provisions of the New Jersey Act; or (iii) recover basic generation service transition costs. The NJBPU may approve transition bonds with scheduled amortization of up to fifteen years if related to stranded cost recoveries or recoveries of basic generation service transition costs, or the remaining term of a purchase power agreement if related to the buyout or buydown of long-term purchase power contracts with NUGs.

     On September 20, 2002, the NJBPU issued a Bondable Stranded Costs Rate Order (Financing Order) to ACE authorizing the issuance of $440 million of Transition Bonds. The Financing Order also authorized (i) the collection from ACE's customers of a non-bypassable, per kilowatt-hour (kWh) delivered, transition bond charge (TBC) sufficient to fund principal and interest payments on the bonds and related expenses and fees; (ii) the collection from ACE's customers of a separate non-bypassable, per kWh delivered, charge for recovery of the income tax expense associated with the revenues from the TBC; and (iii) the sale of "bondable transition property," which is the irrevocable right to collect TBC, to a special purpose financing entity. ACE, through a wholly owned subsidiary described below, issued Transition Bonds totaling $440 million on December 19, 2002, in accordance with this Financing Order. The proceeds of these bonds will be used to recover the stranded costs associated with the divestiture of the ACE nuclear assets, the buyout of the Pedricktown NUG contract and the buy down of the American Ref-Fuel NUG contract. Also included in the amount authorized was $20 million of transaction costs and capital reduction costs.

     ACE formed ACE Transition Funding, LLC (ACE Transition Funding) during 2001 for the sole purpose of purchasing and owning the bondable transition property (BTP), issuing transition bonds (Bonds), pledging ACE Transition Funding's interest in BTP and other collateral to the bond trustee to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. Proceeds from the sale of Bonds were transferred to ACE in consideration for the BTP, and ACE will repurchase debt and/or equity related to the stranded costs and NUG contracts noted above. The Bonds of ACE Transition Funding are included in Conectiv's Consolidated Balance Sheet.

     On January 31, 2003, ACE filed a petition seeking from the NJBPU an administrative valuation of a portion of the B.L. England Station stranded costs and a finding that such costs may be included as part of the principal amount of transition bonds for which ACE may seek approval under the New Jersey Act. Management anticipates that the necessary approvals will be received from the NJBPU and that a bondable stranded costs rate petition will ultimately be approved, leading to the issuance of additional transition bonds.

Basic Generation Service

     Under the provisions of New Jersey's 1999 Electric Discount and Energy Competition Act (the New Jersey Act) and the NJBPU's Final Decision and Order concerning restructuring ACE's electric utility business, ACE is obligated to provide Basic Generation Service (BGS) through July 31, 2002, which entails supplying electricity to customers in ACE's service area who do not choose an alternative supplier. The Final Decision and Order provides for the recovery through customer rates of the costs incurred by ACE in providing BGS, including an allowed return on certain electric generating plants, the above-market portion of the cost of power purchased from NUGs, and the above-market portion of costs associated with generating power for BGS customers. In recognition of this cost-based, rate-recovery mechanism, when the costs incurred by ACE in providing BGS exceed the revenues from billings to ACE's customers for BGS, the under-recovered costs are deferred as a regulatory asset. ACE deferred costs related to providing BGS in the amounts of $71.3 million for 2002, $143.2 million for 2001, and $7.5 million for 2000. Pursuant to the terms of the 1999 restructuring of ACE's electric generation business, during 2000-2002, the under-recovered costs were first applied to a deferred energy cost liability which was eliminated and then a regulatory asset was established ($153.0 million as of December 31, 2002). After the initial four-year transition period ends July 31, 2003, customer rates are to be adjusted to recover the under-recovered cost balance over a reasonable period of time to be determined by the NJBPU. ACE's recovery of the deferred costs is subject to review by the NJBPU.

     On August 1, 2002, in accordance with the provisions of the New Jersey Act and the NJBPU's Final Decision and Order, ACE petitioned the NJBPU for a $71.6 million, or 8.4%, annualized increase in electric rates, effective August 1, 2003. This proposed rate increase is intended to recover ACE's deferred cost balance as of August 1, 2003 over a four-year period and reset ACE rates such that an under-recovery of certain costs is no longer embedded in rates. ACE's recovery of the deferred costs is subject to review by the NJBPU, which will determine the amount of cost recovery in accordance with the New Jersey Act.

     BGS electricity supply beyond July 31, 2002 was provided for by a BGS auction held in February 2002, which awarded about 1,900 MW, or 80% of ACE's BGS load to four suppliers for the period from August 1, 2002 to July 31, 2003. The remaining 20% of ACE's BGS load is supplied utilizing ACE's electric supply, consisting of its fossil fuel-fired electric generating plants (excluding Deepwater), which are used first to meet such BGS load, and its NUG contracts, to the extent such electric generating plants are not sufficient to satisfy such load.

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

     By Decision and Order dated December 18, 2002, the NJBPU approved the process for the procurement of BGS supply for the period starting August 1, 2003. The decision included holding two separate but simultaneous auctions to procure BGS supply. The first auction will be for the supply needed to serve large commercial and industrial customers who will be paying an hourly energy price. There are approximately 50 customers in this group for ACE. The auction will determine the capacity price to be paid by these customers. The period covered by this auction is August 1, 2003 through May 31, 2004. The second auction will be for the supply needs of the remainder of the BGS customers, and would be for full requirement service (energy, capacity, transmission, and ancillary services) for these customers. In this auction, two thirds of the needs will be procured for the same period as the first auction, while the remaining one third of the needs will be procured for a period of 34 months. The results of these auctions will be used to set the rates paid by the customers in each group. The decision also established working groups to deal with metering issues and customer education. The auctions were conducted February 3 and 4, 2003. The NJBPU approved the results of the auctions on February 5, 2003. ACE has entered into BGS Supplier Agreements with the winning bidders. If any of the winning bidders were to default on their commitments, ACE will offer the defaulted load to other winning bidders, or will make arrangements to purchase the needed supply from PJM-administered markets.

(7) IMPAIRMENT LOSS

     In connection with Conectiv's second competitive bidding process for the sale of ACE's fossil fuel-fired electric generating plants, an impairment of the carrying value of ACE's Deepwater power plant was identified. Accordingly, a $9.5 million before-tax impairment charge ($5.6 million after-tax) was recorded in December 2002. ACE's assessment of the carrying value of the Deepwater power plant was based on offers received from the competitive bidding process. In addition to the impairment charge on the Deepwater power plant, ACE recorded a $7 million before-tax charge ($4.1 million after-tax) to operating expenses for anticipated environmental clean-up costs at the Deepwater power plant. See Notes 8 and 19 to the Consolidated Financial Statements for additional information regarding the termination of the competitive bidding process and ACE's environmental matters.

(8) SALES OF ELECTRIC GENERATING PLANTS
Sales of Electric Generating Plants Completed in 2001

     On October 18, 2001, ACE sold for $29.6 million its 7.51% (164 MW) interest in Peach Bottom Atomic Power Station (Peach Bottom), 7.41% interest (167 MW) in Salem Nuclear Generating Station (Salem) and 5.0% interest (52 MW) in Hope Creek Nuclear Generating Station (Hope Creek) and the related nuclear fuel to the utilities that operate the plants. ACE's trust funds and obligation for decommissioning the plants were transferred to the purchasers in conjunction with the sale. The net assets sold had a carrying value of$27.3 million, which reflects a write-down in 1999 related to discontinuing SFAS No. 71. ACE used $20.5 million of the proceeds to repay the lease obligations related to the nuclear fuel. There was a $2.4 million pre-tax gain on the sale, which did not affect earnings due to the terms of the 1999 restructuring of the electricity generation business of ACE; instead, the pre-tax gain on the sale decreased the balance of deferred recoverable stranded costs.

Termination of Agreements for Sale of ACE Electric Generating Plants

     As of December 31, 2002, ACE's fossil fuel-fired electric generating plants (Deepwater Station, Conemaugh and Keystone Stations and B.L. England Station) were no longer under agreements for sale to NRG. Under the terms of agreements between ACE and NRG for the sale of the fossil fuel-fired electric generating plants, they were subject to termination by either party after February 28, 2002. NRG delivered notice to Conectiv on April 1, 2002 terminating these agreements. On January 13, 2003, Conectiv announced the termination of a second competitive bidding process initiated on May 23, 2002 to sell these ACE-owned fossil fuel-fired electric generating plants. Conectiv noted that while the competitive bidding process identified a number of interested parties, current conditions in the electric energy market prevented the Company from reaching agreements for the sale of these generating assets. Conectiv remains interested in selling these assets on acceptable terms, but cannot predict whether or not any or all of the plants will be sold, whether the NJBPU will grant the required approval of any sales agreements, or any related impacts upon recoverable stranded costs.

Wholesale Transaction Confirmation Letter Agreements

     On October 3, 2000, ACE entered into Wholesale Transaction Confirmation letter agreements (Letter Agreements). The Letter Agreements provided for the sale of the electricity output and capacity associated with the former ownership interests of ACE in Peach Bottom, Salem, and Hope Creek. Under the Letter Agreements, the operators of the nuclear plants purchased the electricity output and capacity from ACE during the period from October 7, 2000 through October 18, 2001 (the date ACE sold its interests in the plants). In exchange for the electricity output and capacity purchased from a given plant, the plant operators reimbursed ACE for the nuclear fuel burned and paid ACE's share of operation and maintenance costs, inventories, and capital expenditures.

(9) TERMINATION OF MEMBERSHIP IN MUTUAL INSURANCE COMPANY

      ACE sold its interests in nuclear electric generating plants on October 18, 2001. ACE has continued its membership in NEIL through insurance coverages offered by NEIL for property other than nuclear power plants.

(10) JOINTLY-OWNED PLANT

     ACE's Consolidated Balance Sheets include its proportionate share of assets and liabilities related to jointly owned plant. ACE has ownership interests in electric generating plants, transmission facilities, and other facilities in which various parties have ownership interests. ACE's proportionate share of operating and maintenance expenses of the jointly owned plant is included in the corresponding expenses in ACE's Consolidated Statements of Income. ACE is responsible for providing its share of financing for the jointly owned facilities.

     Information with respect to ACE's share of jointly owned plant as of December 31, 2002 is shown below. As discussed in Note 8 to the Consolidated Financial Statements, the jointly-owned coal-fired Keystone and Conemaugh plants were under agreement for sale as of December 31, 2002.

Jointly Owned Plant	Ownership Share	Megawatt Capability Owned	Plant in Service	Accumulated Depreciation	Construction Work in Progress
			(Dollars in Millions)
Coal-Fired Electric Generating Plants
Keystone	2.47%	42	$14.6	$ 5.1	$3.8
Conemaugh	3.83%	65	37.0	11.9	0.5
Transmission Facilities	Various		24.9	12.4	-
Other Facilities	Various		1.1	.2	-
Total			$77.6	$29.6	$4.3
(11) COMMON STOCKHOLDER'S EQUITY
Conectiv owns all 18,320,937 outstanding shares of ACE's common stock ($3 per share par value).
For information concerning changes in ACE's common stockholder's equity, see the Statement of Changes in Common Stockholder's Equity.

     ACE's certificate of incorporation requires payment of all preferred dividends in arrears (if any) prior to payment of common dividends to Conectiv, and has certain other limitations on the payment of common dividends.

As a subsidiary of a registered holding company under PUHCA, ACE can pay dividends only to the extent of its retained earnings unless SEC approval is obtained.
(12) PREFERRED STOCK

     ACE has authorized 799,979 shares of Cumulative Preferred Stock, $100 Par Value, 2,000,000 shares of No Par Preferred Stock and 3,000,000 shares of Preference Stock, No Par Value. If preferred dividends are in arrears for at least a full year, preferred stockholders have the right to elect a majority of directors to the Board of Directors until all dividends in arrears have been paid.

Preferred Stock of Subsidiaries Not Subject to Mandatory Redemption
The amounts which were outstanding as of December 31, 2002, and 2001 for ACE's preferred stock not subject to mandatory redemption are presented below.
		Shares Outstanding		Amount
Series	Current Redemption Price	2002	2001	2002	2001
			(Dollars in Millions)
$100 per share par value
4.00%-5.00%	$100.00-$105.50	62,305	62,305	$6.2	$6.2
Preferred Stock of Subsidiaries Subject to Mandatory Redemption

     On May 1, 2002, ACE redeemed 124,500 shares of its $7.80 annual dividend rate preferred stock, under mandatory and optional redemption provisions, at the $100 per share stated value, or $12.45 million in total.

As of December 31, 2001, ACE had 124,500 shares outstanding of $7.80 annual dividend rate preferred stock, $100 per share stated value, or $12.45 million.
(13) COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY COMPANY DEBENTURES
		Shares Outstanding		Amount
Issuer	Series	2002	2001	2002	2001
			(Dollars in Millions)
ACE financing trust	$25 per share, 8.25%	2,800,000	2,800,000	70.0	70.0
ACE financing trust	$25 per share, 7.375%	1,000,000	1,000,000	25.0	25.0
				$95.0	$95.0

     ACE has wholly owned financing subsidiary trusts shown in the table above. The financing subsidiary trusts have common and preferred trust securities outstanding and hold Junior Subordinated Debentures (the Debentures) of ACE. ACE owns all of the common securities of the trusts, which constitute approximately 3% of the liquidation amount of all of the trust securities issued by the trusts. The trusts use interest payments received on the Debentures, which are the trusts' only assets, to make cash distributions on the trust securities. The obligations of ACE pursuant to the Debentures and guarantees of distributions with respect to the trusts' securities, to the extent the trusts have funds available therefore, constitute full and unconditional guarantees of the obligations of the trusts under the trust securities the trusts have issued.

     For consolidated financial reporting purposes, the Debentures are eliminated in consolidation against the trust's investment in the Debentures. The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2026 to 2036. The Debentures are subject to redemption, in whole or in part, at the option of ACE, at 100% of their principal amount plus accrued interest, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events.

(14) DEBT
Maturities of long-term debt during the next five years are as follows: 2003-$84.6 million; 2004-$86.4 million; 2005-$60.0 million; 2006-$87.5 million; and, 2007-$37.4 million.
On April 1, 2002, ACE redeemed at maturity $20 million of unsecured 6.46% Medium Term Notes.
On May 28, 2002, ACE redeemed at maturity $5 million of secured 7.04% Medium Term Notes.
On August 23, 2002, ACE redeemed at maturity $25.0 million of secured 7.01% Medium Term Notes.
On December 1, 2002, ACE redeemed $75 thousand of 6.38% mandatory sinking fund Tax Exempt bonds.
On December 19, 2002, ACE retired at maturity a term loan in the amount of $171.4 million.
ACE will redeem on March 24, 2003, Secured Medium Term Notes totaling $58 million with interest rates ranging from 7.125% - 7.98%.

     On December 19, 2002, ACE Transition Funding issued $440 million of Bonds, consisting of four classes. The transition bonds included $109.0 million, 2.80%, due July 10, 2010; $66.0 million, 4.21%, due April 20, 2013; $118.0 million, 4.91%, due July 20, 2017; and $147.0 million, 5.55%, due October 20, 2023. The proceeds from the sale of Bonds will be used to fund the purchase of Bondable Transition Property (BTP) from ACE. The Bonds are collateralized on a pro-rata basis by the BTP and the equity and other assets of ACE Transition Funding. Amounts on deposit with the Trustee are classified as restricted funds on the Balance Sheet.

     Substantially all of ACE's utility plant is subject to the lien of the mortgage collateralizing ACE's First Mortgage Bonds and Secured Medium Term Notes. ACE's mortgage requires that electric generating plants sold (as discussed in Note 8 to the Consolidated Financial Statements) be released from the lien. Assets may be released with a combination of cash, bondable property additions, and credits representing previously issued and retired First Mortgage Bonds. Pursuant to these terms, ACE's interests in nuclear electric generating plants that were sold on October 18, 2001 were released from the lien.

Long-term debt outstanding as of December 31, 2002 and 2001 is presented below.

Type of Debt	Interest Rates	Due	2002	2001
			(Dollars in Millions)
First Mortgage Bonds:
	6.38%	2003-2006	$ 2.0	$ 2.1
	6.6340%	2013	68.6	68.6
	6.80%	2021	38.9	38.9
	7.00%	2023	62.5	62.5
	5.60%	2025	4.0	4.0
	6.15%-7.20%	2028-2029	129.6	129.6
			305.6	305.7
Medium-Term Notes (secured):
	7.02%	2002	-	30.0
	6.00%-7.20%	2003	40.0	40.0
	6.18%-7.98%	2004-2008	223.0	223.0
	7.25%-7.63%	2010-2014	8.0	8.0
	7.68%	2015-2016	17.0	17.0
			288.0	318.0

Medium-Term Notes (unsecured):
	6.46%	2002	-	20.0
	6.63%	2003	30.0	30.0
	7.50%-7.52%	2007	15.0	15.0
			45.0	65.0
Asset Backed Bonds ACE Transition Funding:
	2.89%	2010	109.0	-
	4.21%	2013	66.0	-
	4.91%	2017	118.0	-
	5.50%	2023	147.0	-
			440.0	-

Term Loan	2.95%	2002	-	171.4

Total long-term debt			1,078.6	860.1
Net unamortized discount			(2.5)	(2.4)
Current portion			(84.5)	(221.4)
Total net long-term debt			$ 991.6	$ 636.3

     Variable Rate Demand Bonds (VRDB) are classified as current liabilities because the VRDB are due on demand by the bondholder. However, bonds submitted to ACE for purchase are remarketed by a remarketing agent on a best efforts basis. ACE expects that bonds submitted for purchase will continue to be remarketed successfully due to ACE's credit worthiness and the bonds' interest rates being set at market. ACE also may utilize one of the fixed rate/fixed term conversion options of the bonds. Thus, ACE considers the VRDB to be a source of long-term financing. Average interest rates on the VRDB were 1.1% for 2002 and 2.4% for 2001.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS
The year-end fair values of certain financial instruments are listed below. The fair values were based on quoted market prices of Conectiv's securities or securities with similar characteristics.

	2002		2001
	Carry Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Millions)
Investments	8.3	8.3	3.7	3.7
Preferred stock subject to mandatory redemption	--	--	12.4	12.9
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company debentures	95.0	95.2	95.0	95.8
Long-term debt	991.6	1,040.5	636.3	642.3
(16) LONG-TERM PURCHASED POWER CONTRACTS

     As of December 31, 2002, ACE's commitments under long-term purchased power contracts provided ACE 700 MW of capacity and varying amounts of firm electricity per hour during each month of a given year. Commitments for purchased capacity under contracts decreased by approximately 1,100 MW in 2002, primarily due to the replacement of the capacity supplied by these contracts with the capacity and energy to be provided by the BGS suppliers that were selected by the auction process discussed in Note 6 to the Consolidated Financial Statements. Based on existing contracts as of December 31, 2002, the commitments of ACE during the next five years for capacity and energy under long-term purchased power contracts are estimated to be as follows: $252 million in 2003, $208 million in 2004; $239 million in 2005; $237 million in 2006; and $237 million in 2007.

(17) LEASES
Nuclear Fuel

     As discussed in Note 8 to the Consolidated Financial Statements, ACE sold its ownership interests in nuclear electric generating plants and the related nuclear fuel on October 18, 2001. Prior to the sale, ACE leased its share of nuclear fuel at the nuclear electric generating plants. The obligation of ACE under the contracts was repaid upon the sale of the interest in the nuclear electric generating plants on October 18, 2001 with proceeds from the sale.

Leased nuclear fuel costs included in operating expenses were $10.4 million for 2001 and $14.2 million for 2000.
Lease Commitments

     ACE also leases other types of property and equipment for use in its operations. Amounts charged to operating expenses for these leases were $9.2 million in 2002, $8.2 million in 2001, and $10.1 million in 2000. Future minimum rental payments for all non-cancelable lease agreements are less than $10 million per year for each of the next five years.

(18) PENSIONS AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (OPEB)
Pension Benefits

     The Pepco Holdings Retirement Plan (Plan) is a noncontributory plan that covers substantially all employees of Pepco, DPL, ACE and certain employees of other Pepco Holdings subsidiaries. Effective December 31, 2002, following the August 1, 2002 Pepco and Conectiv merger, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Plan. The provisions and benefits of the merged plan for Pepco employees are identical to those of the original Pepco plan and for DPL and ACE employees the provisions and benefits are identical to the original Conectiv plan.

     As a result of the Conectiv/Pepco Merger, PHI adjusted Conectiv's accrued pension liability on August 1, 2002 to recognize all previously unrecognized gains and losses arising from past experience different from that assumed, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No.87, "Employers' Accounting for Pensions." The Conectiv Plan transferred a projected benefit obligation of $804 million and plan assets of $744 million on August 1, 2002.

     PHI's pension expense/(income) included in net periodic benefit cost was $9.0 million in 2002, $(3.0) million in 2001, and $3.0 million in 2000. The 2002 net periodic benefit cost amount of $9.0 million includes $2.9 million of Conectiv net benefit cost for the period August 1, 2002 through December 31, 2002. The 5-month net benefit cost of Conectiv includes provision for eligible employees of PHI Service Company who are heritage CRP employees. The components of net periodic benefit cost for PHI were computed as follows.

	Pension Benefits
	2002	2001	2000
	(Millions of Dollars)
Components of PHI's Net Periodic Benefit Cost
Service cost	$16.0	$9.7	$12.8
Interest cost	54.1	36.3	37.2
Expected return on plan assets	(69.0)	(50.9)	(48.7)
Amortization of prior service cost	1.0	1.0	1.4
Recognized actuarial loss	6.9	.9	.3
Net Periodic Benefit Cost	$9.0	$(3.0)	$3.0

     The portion of net periodic benefit cost included as retirement expense in Conectiv's consolidated net income for the twelve months ended December 31, 2002 is $(2.6) million. This expense excludes provision during the period August 1, 2002 through December 31, 2002 for eligible employees of PHI Service Company who are heritage CRP employees.

     PHI pension program assets are stated at fair value and are composed of approximately 42% of fixed income investments (including cash equivalents) with the balance in equity investments at December 31, 2002. No Pepco Holdings stock is included in the pension program assets.

The changes in PHI benefit obligation and fair value of PHI plan assets are presented in the following table.

	Pension Benefits
	2002	2001
	(Millions of Dollars)
Change in PHI's Benefit Obligation
Projected Benefit obligation at beginning of year	$548.3	$532.3
Service cost	16.0	9.7
Interest cost	54.1	36.3
Acquisition	804.1	-
Actuarial loss	40.7	3.2
Benefits paid	(64.3)	(33.2)
Projected Benefit Obligation at End of Year	$1,398.9	$548.3
Accumulated Benefit Obligation at December 31	$1,228.2	489.0
Change in Fair Value of PHI's Plan Assets
Fair value of plan assets at beginning of year	$555.0	$576.9
Actual return on plan assets	(37.2)	(14.6)
Company contributions	35.0	25.0
Acquisition	744.3	-
Benefits paid	(56.5)	(32.3)
Fair Value of Plan Assets at End of Year	$1,240.6	$555.0

The following table sets forth the PHI Program's prepaid benefit cost.

	Pension Benefits
	2002	2001
	(Millions of Dollars
Funded status	$(158.3)	$6.7
Unrecognized actuarial loss	278.1	139.6
Unrecognized prior service cost	5.1	6.1
Prepaid Benefit Cost	$124.9	$152.4

The actuarial assumptions for Pepco and Conectiv at December 31, 2002, and 2001 are:

	2002	2001
Discount rate	6.75%	7.0%
Expected return on plan assets
Pepco	9.0%	9.0%
Conectiv	9.5%	-
Rate of compensation increase
Pepco	4.0%	4.0%
Conectiv	4.5%	-

     As of January 1, 2002, Pepco and Conectiv's individual plan actuarial valuations incorporated different assumptions for the 2002 year net periodic expense determination. PHI expects to review, and may change the actuarial assumptions of the plan for 2003.

Other Post-Employment Benefits

     In addition to providing pension benefits, Conectiv provides certain health care and life insurance benefits for eligible employees (OPEBS), including the eligible employees of PHI Service Company who are heritage CRP employees.

     The acquisition of Conectiv by Pepco in August 2002 resulted in purchase accounting requirements that are reflected in the net periodic benefit cost of PHI and in the 2002 net periodic benefit cost information for Conectiv listed in the table below. Under such accounting, PHI adjusted Conectiv's accrued postretirement liability on August 1, 2002 to recognize all previously unrecognized actuarial gains and losses, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No.106. The Conectiv Plan transferred a projected benefit obligation of $320 million and plan assets of $100 million on August 1, 2002. The net periodic benefit cost included in Conectiv's 2002 consolidated results of operations is stated at historical cost and does not reflect the purchase accounting adjustment recorded by PHI.

	Other Post Employment Benefits
	2002	2001	2000
	(Millions of Dollars)
Components of Conectiv's Net Periodic Benefit Cost
Service cost	$4.9	$4.4	$3.9
Interest cost	22.0	17.1	14.5
Expected return on plan assets	(8.7)	(9.0)	(8.6)
Amortization of transition obligation	-	3.1	3.1
Amortization of prior service cost	-	0.1	0.1
Recognized actuarial (gain) loss	7.3	-	(3.1)
Net Periodic Benefit Cost	$25.5	$15.7	$9.9
Portion of net periodic benefit cost included as postemployment benefit expense in Conectiv consolidated net income	$19.2	$15.7	$9.9

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The assumed health care cost trend rate used to measure the expected cost benefits covered by the plan is 10% for the Conectiv plan. This rate is expected to decline to 5.0% over the next four-year period. A one percentage point change in the assumed health care cost trend rate would have the following effects for fiscal year 2002.

	1 Percentage- Point Increase	1 Percentage- Point Decrease
	(Millions of Dollars)
Effect on total of service and interest cost components	$ 0.4	$ (0.4)
Effect on postretirement benefit obligation	$12.4	$(12.3)

The changes in Conectiv benefit obligation and fair value of Conectiv plan assets are presented in the following table.

	Other Post Employment Benefits
	2002	2001
	(Millions of Dollars)
Change in Conectiv Benefit Obligation
Benefit obligation at beginning of year	$263.8	$201.5
Service cost	4.9	4.4
Interest cost	22.0	17.1
Plan participants' contributions	0.6	0.5
Actuarial loss	58.0	57.3
Benefits paid	(19.2)	(17.0)
Benefit Obligation at End of Year	$330.1	$263.8
Change in Fair Value of Conectiv Plan Assets
Fair value of plan assets at beginning of year	$117.1	$119.7
Actual return on plan assets	(11.1)	(2.3)
Company contributions	20.6	16.2
Plan participants' contributions	0.6	0.5
Benefits paid	(19.2)	(17.0)
Fair Value of Plan Assets at End of Year	$108.0	$117.1

The following table sets forth the Conectiv Program's accrued benefit cost.

	Other Post Employment Benefits
	2002	2001
	(Millions of Dollars)
Funded status	$(222.1))	$(146.7)
Unrecognized actuarial loss	70.4	22.4
Unrecognized prior service cost	-	0.1
Unrecognized initial net obligation	57.0	34.4
Accrued Benefit Cost	$(94.7))	$(89.8)

Actuarial assumptions as of December 31, 2002, and 2001 are:

	2002	2001
Discount rate	6.75%	7.25%
Expected return on plan assets	9.5%	9.5%
Rate of compensation increase	4.5%	4.5%

     As of January 1, 2002, Pepco and Conectiv's individual plan actuarial valuations incorporated different assumptions for 2002 net periodic expense determination. PHI expects to review, and may change the actuarial assumptions of the plans for 2003.

     Conectiv funded a portion of its 2002 and 2001 estimated liability for Conectiv postretirement medical and life insurance costs through the use of an Internal Revenue Code (IRC) 501(c)(9) Voluntary Employee Beneficiary Association (VEBA). Assets are composed of cash equivalents, fixed income investments and equity investments.

     Conectiv also sponsors defined contribution savings plans covering all eligible employees. Under these plans, the Company makes contributions on behalf of participants. ACE's contributions to the plans totaled $1.1 million in 2002, $1.0 million in 2001, and $1.0 million in 2000.

(19) COMMITMENTS AND CONTINGENCIES
Commitments

     See Note 16 to the Consolidated Financial Statements for commitments related to long-term purchased power contracts and Note 17 to the Consolidated Financial Statements for commitments related to leases.

Environmental Matters

     ACE is subject to regulation with respect to the environmental effect of its operations, including air and water quality control, solid and hazardous waste disposal, and limitation on land use by various federal, regional, state, and local authorities. Federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or uncontrolled hazardous waste sites. Costs may be incurred to clean up facilities found to be contaminated due to past disposal practices. ACE's liability for clean-up costs is affected by the activities of these governmental agencies and private land-owners, the nature of past disposal practices, the activities of others (including whether they are able to contribute to clean-up costs), and the scientific and other complexities involved in resolving clean up-related issues (including whether ACE or a corporate predecessor is responsible for conditions on a particular parcel). ACE's current liabilities include $8.2 million as of December 31, 2002 and $3.2 million as of December 31, 2001 for potential clean-up and other costs related to sites at which the Company is a potentially responsible party (PRP), alleged to be a third party contributor, or has made a decision to clean up contamination on its own property.

     Included in the previously stated $8.2 million liability is ACE's anticipated $7 million in costs to clean up the Deepwater generating station as a result of discontinuing the second competitive bidding process for ACE's fossil fuel-fired generating stations and management's decision to clean up contamination on its own property. The costs of cleaning up ACE's B.L. England generating station have not yet been quantified. ACE does not expect such future costs to have a material effect on its financial position or results of operations.

     In April 2002, the United States Environmental Protection Agency (EPA) proposed regulations addressing best technology available for minimizing environmental impact from existing power production cooling water intake structures. The ACE Deepwater electric generating station's New Jersey Pollution Discharge Elimination System (NJPDES) renewal permit, effective through September 30, 2007 will require a study to evaluate the efficiency of recent changes to the intake structure and other biological impact studies that will be submitted with a permit renewal application in 2007. The NJPDES permit for the B.L. England Station expired in December 1999, but has been administratively extended, through submittal of a renewal application, and the plant continues to operate under the conditions of the existing permit until a renewal permit is issued by the New Jersey Department of Environmental Protection (NJDEP).

     On May 4, 2002, ACE, Conectiv Atlantic Generation, LLC (CAG), and the NJDEP entered into an Administrative Consent Order (ACO) to address ACE's and CAG's inability to procure Discrete Emission Reductions (DER) credits to comply with New Jersey's NOx Reasonable Available Control Technology (RACT) requirements and NJDEP's allegations that ACE had failed to comply with DER credit use restrictions from 1996 to 2001. The ACO eliminates requirements for ACE and CAG to purchase DER credits for certain ACE and CAG electric generating units through May 1, 2005 and provides, among other things, for installation of new controls on CAG's electric generating units ($7 million estimated cost), a $1.0 million penalty, a $1.0 million contribution to promote, develop and enhance an urban airshed reforestation project, and operating hour limits at ACE's Deepwater Unit No. 4.

     On July 11, 2001, the NJDEP denied ACE's request to renew a permit variance, effective through July 30, 2001, that authorized Unit 1 at the B.L. England station to burn coal containing greater than 1% sulfur. ACE has appealed the denial. The NJDEP has issued a number of stays of the denial to authorize ACE to operate Unit 1 with the current fuel until May 29, 2003. NJDEP also issued addendums to the permit/certificate to operate for Unit 1 authorizing trial burns of coal with a sulfur content less than 2.6%. ACE is requesting an extension of the current stay of the denial and submitted final wrap-up reports on the results of its test burns to NJDEP on January 28, 2003. Management is not able to predict the outcome of ACE's appeal, including the effects, if any, of trial burn results on NJDEP's position with regard to the denial or the appeal.

     In February 2000, the EPA and NJDEP requested information from ACE regarding the operation of coal-fired boilers at ACE's B.L. England and Deepwater generating stations. As of December 2002, in responding to this request and numerous subsequent requests, ACE has provided more than 24,000 pages of documents covering activities at B.L. England and Deepwater since 1978 to the EPA and NJDEP. The EPA has sought this information pursuant to its authority under Clean Air Act Section 114, and the ACE requests are similar to those that the EPA has made of other electric utilities to determine compliance with New Source Review (NSR) Prevention of Significant Deterioration (PSD) and non-attainment NSR requirements. Similar inquiries have resulted in the filing of federal lawsuits against utilities in the South and Midwest. A number of settlements of litigation brought as a result of such inquiries alleging violations of NSR standards have been announced. In January 2002, the Department of Justice completed its review of the EPA's enforcement actions and concluded that the EPA has a reasonable basis on which to pursue NSR enforcement. On December 31, 2002, the EPA published an NSR reform package including both proposed and final rules. The proposed rule offers options for clarifying the routine maintenance, repair and replacement exclusion to the NSR rules. It is unclear how the EPA's proposed reform rules will ultimately impact the on-going NSR enforcement actions; however, EPA officials have indicated their intention to continue with the NSR enforcement initiative targeting alleged past violations under the current rules. ACE met with the EPA and NJDEP in May 2002 to discuss NSR issues. Since then, ACE entered into a confidentiality agreement with the government agencies. Conectiv does not believe that it has violated NSR requirements. Management cannot predict the impact of the EPA/NJDEP inquiries or proposal on B.L. England or Deepwater operations.

     In June 1992, the EPA identified ACE as a PRP at the Bridgeport Rental and Oil Services (BROS) superfund site in Logan Township, New Jersey. In September 1996, ACE along with other PRPs signed a consent decree with the EPA and NJDEP to address remediation of the Site. ACE's liability is limited to 0.232 percent and ACE has made contributions of approximately $105,000. The Phase 2 Remedial Investigation/Feasibility Study (RI/FS) to address groundwater and wetlands contamination is scheduled to be completed in September 2003. ACE believes that its liability at this site will not have a material adverse effect on its financial position or results of operations.

     In November 1991, NJDEP identified ACE as a PRP at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an ACO with NJDEP to remediate the Site. The soil cap remedy for the Site has been completed and the NJDEP conditionally approved the Remedial Action Report in January 2003. The results of groundwater monitoring over the next year will help to determine the extent of post-remedy operation and maintenance costs.

Litigation

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

     ACE is involved in other legal and administrative (including environmental) proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on its financial position or results of operations.

(20) QUARTERLY FINANCIAL INFORMATION

     The quarterly data presented below reflect all adjustments necessary in the opinion of management for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations, differences between summer and winter rates, and the scheduled downtime and maintenance of electric generating units.

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in Millions)
Total Operating Revenue	$221.0	$241.6	$365.6	$256.5	$1,084.7
Total Operating Expenses	199.1	206.3	343.4	247.7	996.4
Operating Income	21.9	35.3	22.3	8.8	88.3
Other (Expenses)	(11.1)	(9.5)	(7.3)	(8.3)	(36.2)
Preferred Stock Dividend Requirements of Subsidiaries	1.9	1.9	1.9	1.9	7.6
Income From Continuing Operations Before Income Taxes	8.9	23.9	13.1	(1.4)	44.5
Income Taxes	3.9	10.0	3.9	(1.5)	16.3
Net Income	5.0	13.9	9.2	0.1	28.2
Dividends on Preferred Stock	0.3	0.3	0.1	-	0.7
Earnings Available for Common Stock	4.7	13.6	9.1	0.1	27.5
	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in Millions)
Total Operating Revenue	$225.8	$247.3	$337.8	$230.2	$1,041.1
Total Operating Expenses	193.4	193.1	275.5	199.4	861.4
Operating Income	32.4	54.2	62.3	30.8	179.7
Other (Expenses)	(14.0)	(12.2)	(12.9)	(10.8)	(49.9)
Preferred Stock Dividend Requirements of Subsidiaries	1.9	1.9	1.9	1.9	7.6
Income From Continuing Operations Before Income Taxes	16.5	40.1	47.5	18.1	122.2
Income Taxes	7.2	16.7	19.8	3.0	46.7
Net Income	9.3	23.4	27.7	15.1	75.5
Dividends on Preferred Stock	0.5	0.6	0.3	0.3	1.7
Earnings Available for Common Stock	8.8	22.8	27.4	14.8	73.8
THIS PAGE LEFT INTENTIONALLY BLANK.
Report of Independent Accountants
To the Member and Managing Board of Atlantic City Electric Transition Funding LLC

In our opinion, the accompanying balance sheets and the related statement of earnings and member's equity, and of cash flows present fairly, in all material respects, the financial position of Atlantic City Electric Transition Funding LLC at December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the LLC's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP Philadelphia, Pennsylvania February 10, 2003

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC. STATEMENT OF EARNINGS AND MEMBER'S EQUITY For the Year Ended December 31, 2002

2002
(Millions of Dollars)
Operating Revenue
Utility	$ .7
Operating Expenses
Interest expense	.7
Total Operating Expenses	.7
Operating Income	-

Income Tax Expense	-

Net Income	$ -

Member's Equity, beginning of period	$ -

Net Income	-

Capital Contributed by Member	2.2

Member's Equity, end of period	$2.2

The accompanying Notes are an integral part of these Financial Statements.

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC. BALANCE SHEETS
	December 31, 2002	December 31, 2001
ASSETS
(Millions of Dollars)
CURRENT ASSETS
Restricted funds held by trustee	$ 2.2	-
Transition bond charge receivable for Servicer	12.7	-
Total Current Assets	14.9	-
OTHER ASSETS
Bondable transition property	420.8	-
Deferred financing costs	6.9	2.3
Total Other Assets	427.7	2.3
TOTAL ASSETS	$442.6	$2.3

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Interest accrued	$ .7	$ -
Payable to ACE	-	2.3
Short term debt	14.4	-
Total Current Liabilities	15.1	2.3
CAPITALIZATION
Member's Equity	2.2	-
Long-Term debt	425.3	-
Total Capitalization	427.5	-
TOTAL LIABILITIES AND MEMBER'S EQUITY	$442.6	$2.3

The accompanying Notes are an integral part of these Financial Statements.

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC. STATEMENT OF CASH FLOWS For the Year Ended December 31, 2002

2002
(Millions of Dollars)
OPERATING ACTIVITIES
Net income	-
Adjustments to reconcile net income to net cash used by operating activities:
Transition bond charge receivable from Servicer	(12.7)
Accrued interest	.7
Other	(2.3)
Net Cash Used By Operating Activities	(14.3)
INVESTING ACTIVITIES
Deposit of restricted funds with trustee	(2.2)
Purchase of bondable transition property	(420.8)
Net Cash Used By Investing Activities	(423.0)
FINANCING ACTIVITIES
Proceeds from issuance of transition bonds	439.8
Capital contributed by member	2.2
Debt issuance costs	(4.7)
Net Cash From Financing Activities	$437.3

Net Change In Cash and Cash Equivalents	-
Cash and Cash Equivalents at Beginning of Period	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	-

NOTES TO FINANCIAL STATEMENTS
ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC.
(1) ORGANIZATION

     Atlantic City Electric Transition Funding LLC (ACE Funding), a limited liability company established by Atlantic City Electric (ACE) under the laws of the State of Delaware, was formed on March 28, 2001 pursuant to a limited liability company agreement with ACE dated April 11, 2001 as amended, as sole member of ACE Funding. ACE is a wholly owned subsidiary of Conectiv, which is a wholly owned subsidiary of Pepco Holdings, Inc., a registered holding company under the Public Utility Holding Company Act of 1935. ACE is a public utility, which supplies and delivers electricity to its customers under the trade name Conectiv Power Delivery.

     ACE Funding was organized for the sole purpose of purchasing and owning Bondable Transition Property (BTP), issuing transition bonds (Bonds) to fund the purchasing of BTP, pledging its interest in BTP and other collateral to the Trustee to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. BTP represents the irrevocable right of ACE or its successor or assignee, to collect a non-bypassable transition bond charge (TBC) from customers pursuant to the bondable stranded costs rate order (BPU Financing Order), issued on September 20, 2002 by the New Jersey Board of Public Utilities (BPU) in accordance with the Electric Discount and Energy Competition Act enacted by the state of New Jersey in February 1999.

     The BPU Financing Order authorizes the TBC to be sufficient to recover $440 million aggregate principal amount of transition bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the Bonds. ACE Funding's organizational documents require it to operate in a manner so that it should not be consolidated in the bankruptcy estate of ACE in the event ACE becomes subject to a bankruptcy proceeding. Both ACE and ACE Funding will treat the transfer of the BTP to ACE Funding as a sale under the applicable law. The Bonds will be treated as debt of ACE Funding.

     For financial reporting, federal income tax and State of New Jersey income and corporation business tax purposes, the transfer of BTP to ACE Funding is being treated as a financing arrangement and not as a sale. Furthermore, the results of operations of ACE Funding will be consolidated with ACE for financial and income tax reporting purposes.

ACE Funding did not have results of operations, cash flows or member's equity in the period from its formation to December 31, 2001, as ACE Funding had not issued Bonds and purchased BTP
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues

     Substantially all of ACE Funding's revenues are derived from the TBC authorized pursuant to the BPU financing order, which is being collected from ACE customers. ACE Funding also accrues unbilled TBC revenues for electric service provided by ACE through the end of the accounting period. In addition, ACE Funding will record investment income on amounts on deposit with the Trustee; however, only earnings on the capital subaccount will be recorded in income, as earnings on the other subaccounts must be credited to ACE customers pursuant to the BPU financing order. ACE Funding will also earn interest on temporary cash investments.

Restricted Funds
Amounts on deposit with the Trustee are classified as restricted funds on the Balance Sheet.
Amortization of Bondable Transition Property

     The BTP was recorded at the acquired cost and is being amortized over the life of the Bonds, based on TBC revenue collections, interest accruals and other fees. The BTP is solely the property of ACE Funding.

Deferred Financing Costs

     Prior to issuance of the Bonds, certain costs associated with the issuance were paid by ACE and included as deferred financing costs on ACE Funding's Balance Sheet. Upon issuance of the Bonds, ACE Funding reimbursed ACE for these costs, and the costs are being amortized as part of the BTP

Income Taxes

     ACE Funding is a single member limited liability company, which is treated as a disregarded entity for federal and state income tax purposes. Accordingly, ACE Funding's results are included in the tax returns of ACE. However, a provision or liability for income taxes related to ACE Funding's operations will be included in ACE Funding's financial statements.

(3) BONDS

     In December 2002, ACE Funding issued $440 million of Bonds, consisting of four classes. ACE Funding used the net proceeds from the sale of Bonds to fund the purchase of BTP from ACE. The Bonds are collateralized on a pro-rata basis by the BTP and the equity and other assets of ACE Funding.

Scheduled maturity and interest rates for the Bonds at December 31, 2002 are as follows:
Class	Interest Rate	Principal Amount	Expected Final Payment Date	Legal Final Maturity Date
		(In Thousands)
A-1	2.80%	$109,000	July 20, 2008	July 20, 2010
A-2	4.21%	66,000	April 20, 2011	April 20, 2013
A-3	4.91%	118,000	July 20, 2015	July 20, 2107
A-4	5.55%	147,000	October 20, 2121	October 20, 2023
		440,000
Unamortized Discount		(220)
Current Maturities		(14,494)
Long-Term Debt		$425,286

     The expected final payment date for each class of Bonds is the date on which there is expected to be no further outstanding principal balance for that class, based upon an expected amortization schedule for that class. ACE Funding has made certain assumptions in establishing these amortization schedules, including, among other things, that all TBC collections are received in accordance with ACE's forecasts. There can be no assurance that the principal balance of any class of Bonds will be reduced at the rates indicated in these amortization schedules. The legal final maturity date for each class of Bonds is the date on which ACE Funding is required to pay any outstanding principal balance for that class. The Bonds will not be in default if principal is not paid in accordance with the expected amortization schedules; however, a default will occur if the entire outstanding balance of any class is not paid on or before the legal final maturity date of that class.

     The source for repayment of the Bonds is the TBC authorized pursuant to the BPU financing order, which is being collected from ACE customers by ACE, as Servicer. Daily, ACE deposits TBC collections into a collection account maintained by the Trustee. ACE began remitting TBC collections to the Trustee on December 31, 2002. In accordance with the Indenture, the Trustee allocates amounts in the collection account to general, reserve, overcollateralization and capital subaccounts. The general subaccount is used to make principal and interest payments on the Bonds and to pay expenses, fees and charges as specified in the Indenture. The Trustee is required to make the first payment on the Bonds on October 20, 2003. The reserve subaccount is maintained for the purpose of retaining any excess amount of TBC collections and investment earnings not released to ACE Funding. The funding level of the overcollateralization subaccount is 0.5% of the initial principal balance of the Bonds. If amounts available in the general, reserve or overcollateralization subaccounts are not sufficient on any payment date to make scheduled payments, the Trustee will draw on amounts in the capital subaccount. Upon issuance of the Bonds, an amount equal to 0.5% of the initial principal balance of the Bonds was deposited into the capital subaccount. Any amounts collateralizing Bonds will be refunded to ACE upon repayment of the Bonds.

At December 31, 2002, $2.2 million in capital was reflected in the subaccounts maintained by the Trustee.
(4) SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

     Under the servicing agreement entered into by ACE Funding and ACE concurrently with the issuance of the Bonds, ACE, as Servicer, manages and administers the BTP of ACE Funding and collects the TBC on behalf of ACE Funding. ACE Funding is required to pay an annual servicing fee to ACE equal to $440,000 or 1% of the initial principal balance of Bonds, which is recovered through the TBC. ACE Funding has also entered into an administration agreement with PHI Service Company, Inc., an affiliated company, pursuant to which PHI Service Company, Inc. is providing administrative services to ACE Funding.

THIS PAGE LEFT INTENTIONALLY BLANK.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None for all registrants.
Part III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Pepco Holdings, Inc.

     The information required by this Item 10 with regard to PHI, with the exception of the information set forth under the heading "Executive Officers of PHI and Pepco," is incorporated by reference to pages 6-8 and 12 from its definitive Proxy Statement for the 2003 Annual Meeting of Shareholders.

Potomac Electric Power Company
The directors of Pepco at March 28, 2003, are as follows:
•

John M. Derrick, Jr. - Mr. Derrick is Chairman of the Board of Pepco, a position he has held since April 28, 1999. He has served as a director of Pepco since 1994. His current term as director is from August 1, 2002, until the next succeeding Annual Meeting, and until his successor has been elected and qualified.

•

Thomas S. Shaw - Mr. Shaw has been a director of Pepco since August 1, 2002. His current term as director is from August 1, 2002, until the next succeeding Annual Meeting, and until his successor has been elected and qualified.

•

William J. Sim - Mr. Sim has been a director of Pepco since August 1, 2002. His current term as director is from August 1, 2002, until the next succeeding Annual Meeting, and until his successor has been elected and qualified.

•

William T. Torgerson - Mr. Torgerson has been a director of Pepco since August 1, 2002. His current term as director is from August 1, 2002, until the next succeeding Annual Meeting, and until his successor has been elected and qualified.

•

Andrew W. Williams - Mr. Williams has been a director of Pepco since August 1, 2002. His current term as director is from August 1, 2002, until the next succeeding Annual Meeting, and until his successor has been elected and qualified.

•

Dennis R. Wraase - Mr. Wraase has been a director of Pepco since 1998. His current term as director is from August 1, 2002, until the next succeeding Annual Meeting, and until his successor has been elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of a public company and any beneficial owners of more than 10% of any class of a company's equity securities to file with the Securities and Exchange Commission reports of holdings in the company's equity securities. The rules of the SEC require the company to disclose any late filings of these reports and any known failure to file these reports. To the best of Pepco's knowledge, all of the filings required to be made by Pepco directors and executive officers were made on a timely basis in 2002. Other than PHI, there are no 10% beneficial owners of the Pepco common stock.

Additional information, including all positions and offices held with Pepco, for each of the directors of Pepco is presented under the heading "Executive Officers of PHI and Pepco" below.
Executive Officers of PHI and Pepco

     The names of the executive officers of Pepco Holdings and Pepco and the positions they hold-held as of March 28, 2003, their ages (as of March 28, 2003), and their business experience during the past five years is set forth in the following table:

		Positions and Offices and Length of Service
Name	Age	Pepco Holdings	Pepco
John M. Derrick, Jr.	63	Chairman and CEO 8/02 - Present	Chairman 4/99 - Present CEO 4/97 - 8/02
Dennis R. Wraase	59	President and COO 8/02 - Present President and Treasurer 2/01 - 8/02	CEO 8/02 - Present President and COO 12/00 - 8/02 President and CFO 5/00 - 12/00 Executive Vice President and CFO 4/99 - 5/00 Senior Vice President and CFO 4/96 - 4/99
William T. Torgerson	58	Executive Vice President and General Counsel 8/02 - Present Secretary 2/01 - 8/02 (1)
Thomas S. Shaw	55	Executive Vice President 8/02 - Present (2)
Andrew W. Williams	53	Senior Vice President and CFO 8/02 - Present	Senior Vice President and CFO 1/01 - Present Group Vice President 1997 - 12/00
Barbara S. Graham	54	Senior Vice President 8/02 - Present (3)
Ed R. Mayberry	55	Senior Vice President 8/02 - Present (4)
John D. McCallum	53	Senior Vice President 8/02 - Present (5)
Beverly L. Perry	55	Senior Vice President 10/02 - Present Vice President 8/02 - 10/02 (6)
Joseph M. Rigby	46	Senior Vice President 8/02 - Present (7)
William J. Sim	58	Senior Vice President 8/02 - Present	Senior Vice President 1/01 - 8/02 Group Vice President 1997 - 12/00
William H. Spence	46	Senior Vice President 8/02 - Present (8)
James P. Lavin	55	Vice President and Controller 8/02 - Present (9)	Vice President and Controller 8/02 - Present
Kirk J. Emge	53		Vice President 1994 - 8/02 (10)
Anthony J. Kamerick	55		Vice President and Treasurer 8/02 - Present Vice President, Treasurer and Comptroller 1/02 - 8/02 Vice President and Treasurer 4/94 - 1/02 (11)
(1)	Mr. Torgerson served as Executive Vice President and General Counsel of Pepco from December 2000 to 2002. From 1994 to 2000, he served as Senior Vice President and General Counsel of Pepco.
(2)

Mr. Shaw has served as President and Chief Operating Officer of Conectiv since 2000. From 1998 to 2000 he served as Executive Vice President of Conectiv. From 1997 to 1998, Mr. Shaw served as Executive Vice President of DPL. From 1992 to 1997, Mr. Shaw served as Senior Vice President of DPL.

(3)

Ms. Graham has served as Senior Vice President of Conectiv since 1999. From 1998 to 1999, she served as Senior Vice President and Chief Financial Officer of Conectiv. From 1994 to 1998 she served as Senior Vice President, Treasurer and Chief Financial Officer of DPL.

(4)	Dr. Mayberry has served as President and Chief Executive Officer of Pepco Energy since 1995.
(5)	Mr. McCallum has served as President and Chief Executive Officer of PCI since 1999. From 1996 to 1999 he served as President of PCI.
(6)	Ms. Perry served as Vice President of Pepco from 1999 to 2002. From 1997 to 1999, she served as General Manager of Pepco.
(7)	Mr. Rigby has served as Senior Vice President of Conectiv since 2000. From 1998 to 2000, he served as Vice President of Conectiv.
(8)	Mr. Spence has served as Senior Vice President of Conectiv since 2000. From 1998 to 1999, he served Vice President and General Manager, Conectiv.
(9)	Mr. Lavin served as Controller of Conectiv from 1998 until August 1, 2002.
(10)	Mr. Emge also serves as Vice President of Pepco Holdings since August 1, 2002.
(11)	Mr. Kamerick also serves as Vice President and Treasurer of Pepco Holdings since August 1, 2002.
No director or executive officer of PHI or Pepco has a "family relationship" with any other director or executive officer of PHI or Pepco.
The current term of office of each PHI and Pepco executive officer is from August 1, 2002, until the next succeeding Annual Meeting, and until their successors have been elected and qualified.
INFORMATION UNDER THIS ITEM CONCERNING CONECTIV, DPL, ACE AND ACE FUNDING HAS BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION I TO FORM 10-K.
Item 11. EXECUTIVE COMPENSATION
Pepco Holdings, Inc.
The information required by this Item 11 with regard to PHI is incorporated herein by reference to pages 13-19 from its definitive Proxy Statement for the 2003 Annual Meeting of Shareholders.
Potomac Electric Power Company

     The following table sets forth compensation information for each of the last three fiscal years ended December 31, for the Chairman and the four other most highly compensated executive officers of Pepco determined on the basis of aggregate salary and bonus (collectively, the "Pepco Named Executive Officers"). The information presented in the table for the period August 1, 2002 to December 31, 2002, reflects compensation paid by PHI or its subsidiaries, and for periods prior to August 1, 2002 reflects compensation paid by Pepco.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Incentive Plan Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Restricted Stock	Options (3)	Incentive Plan Payouts (4)	All Other Compen- sation(5)
John M. Derrick, Jr. Chairman	2002 2001 2000	$727,000 640,000 541,667	$493,997 204,329 255,171	$31,509 26,701 22,630	$545,752 0 0	119,900 119,900 119,900	$90,513 635,097 137,165	$33,824 61,480 57,528

Dennis R. Wraase Chief Executive Officer	2002 2001 2000	$455,333 423,333 366,667	$257,833 135,156 172,731	$7,063 6,142 5,341	$205,915 0 0	48,000 48,000 48,000	$58,946 283,186 95,924	$22,673 38,688 36,390

Andrew W. Williams Senior Vice President and Chief Financial Officer	2002 2001 2000	$292,000 266,667 237,333	$132,276 85,137 91,202	$0 0 0	$121,193 0 0	30,000 30,000 10,300	$31,800 80,666 50,285	$13,206 24,490 23,598

William J. Sim President and Chief Operating Officer	2002 2001 2000	$262,333 251,667 222,667	$105,195 113,250 86,182	$0 0 0	$79,789 0 0	30,000 30,000 10,300	$31,800 79,333 48,481	$12,924 22,732 21,857

Kirk J. Emge General Counsel	2002 2001 2000	$216,000 206,667 196,667	$64,962 62,000 65,244	$0 0 0	$35,030 0 0	5,100 5,100 5,100	$0 0 0	$10,568 17,299 16,848

(1)

Other Annual Compensation.    Amounts in this column for each year represent above-market earnings earned by the executive on deferred compensation under the Pepco Deferred Compensation Plan assuming retirement at age 65. The amounts are reduced if the executive terminates employment prior to age 62 for any reason other than death, total or permanent disability or a change in control of Pepco. In the event of a change in control and termination of the participant's employment, a lump sum payment will be made equal to the net present value of the expected payments at age 65 discounted using the Pension Benefit Guaranty Corporation immediate payment interest rate plus one-half of one percent. Payments to the executives are funded by Pepco-owned life insurance policies held in trust. Pepco has purchased such policies on participating individuals under a program designed so that if assumptions as to mortality experience, policy return and other factors are realized, the compensation deferred and the death benefits payable to Pepco under such insurance policies will cover all premium payments and benefit payments projected under this program, plus a factor for the use of Pepco funds.

(2)

Restricted Stock.    Amounts in this column for 2002 represent the dollar value on the grant date of restricted shares of PHI common stock awarded to each of Messrs. Derrick, Wraase, Williams, Sim and Emge under the Merger Success Integration Program implemented under PHI's Long-Term Incentive Plan. The dollar value is calculated by multiplying the number of restricted shares by the market price of the PHI common stock on the grant date. These restricted shares vest over a three-year period as follows: 20% on August 1, 2003, 30% on August 1, 2004, and the remaining 50% on August 1, 2005. In calculating the dollar value, the market price of the PHI common stock has not been adjusted to reflect that the shares are restricted. Dividends are paid on the restricted shares. Dollar amounts shown are for executives who received restricted shares of PHI common stock in the years indicated.

The number and aggregate market value of all restricted shares of PHI common stock held by each of the Pepco Named Executive Officers at December 31, 2002 were: 27,654 with a market value of $536,211 for Mr. Derrick, 10,434 shares with a market value of $202,315 for Mr. Wraase, 6,141 shares with a market value of $119,074 for Mr. Williams, 4,043 shares with a market value of $78,394 for Mr. Sim and 1,775 shares with a market value of $34,417 for Mr. Emge.

(3)

Options.     Amounts in this column for each of the executives represent the stock options granted under the Pepco Long-Term Incentive Plan. At the time of the merger, these options were converted on a one-for-one basis into options to purchase PHI common stock.

(4)

Incentive Plan Payouts.     Amounts in this column for the executives represent the value of vested shares of common stock under the Pepco Performance Restricted Stock Program, a component of PHI's Long-Term Incentive Plan. The amounts shown for 2002 consist of 33 1/3% of the common stock award from the one-year performance cycle ended December 31, 1999 (the "One-Year 1999 Cycle"), 33 1/3% of the common stock award from the eight-month performance cycle ended December 31, 1999 (the "Eight-Month 1999 Cycle"), and 100% of the common stock award from the three-year cycle ended December 31, 2002 that vested on January 1, 2003. The amounts shown for 2001 consist of 33 1/3% of the common stock award from the One-Year 1999 Cycle, 33 1/3% of the common stock award from the Eight-Month 1999 Cycle and 100% of the common stock from the three-year cycle ended December 31, 2001 that vested on January 1, 2002. The amounts shown for 2000 consist of 33 1/3% of the common stock award from the One-Year 1999 Cycle, 33 1/3% of the common stock award from the Eight-Month 1999 Cycle and 50% of the common stock award from the performance cycle ended December 31, 1998 that vested on January 1, 2001. The value of the vested common stock was calculated by multiplying the number of vested shares by the market price of the common stock on the day proceeding the vesting date.

(5)

All Other Compensation.     Amounts in this column for 2002 consist of (i) Pepco's contributions to the Pepco Savings Plan for Exempt Employees of $8,500, $8,500, $4,436, $8,500 and $8,500 for Messrs. Derrick, Wraase, Williams, Sim and Emge, respectively, (ii) PHI, or prior to the merger, Pepco, contributions to the Executive Deferred Compensation Plan due to Internal Revenue Service limitations on maximum contributions to the Pepco Savings Plan for Exempt Employees of $19,558, $11,116, $7,377, $2,611 and $984 for Messrs. Derrick, Wraase, William, Sim and Emge, respectively, and (iii) the term life insurance portion of life insurance written on a split-dollar basis of $5,766, $3,057, $1,393, $1,813 and $1,084 paid by Pepco for Messrs. Derrick, Wraase, Williams, Sim and Emge, respectively. The split-dollar life insurance contract provides death benefits to the executive's beneficiaries of approximately three times the executive's annual salary. The split-dollar program is designed so that, if the assumptions made as to mortality experience, policy return and other factors are realized, Pepco will recover all plan costs, including a factor for the use of Pepco's funds. This program was eliminated as of December 31, 2002. All future insurance coverage will be offered as term life insurance.

OPTION GRANTS IN LAST FISCAL YEAR
	Individual Grants
Name	Number of Securities Underlying Options Granted (#)		% of Total Options Granted to Employees in Fiscal Year (6)	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Fair Value (7)
John M. Derrick, Jr.	119,900	(8)	31.0%	$22.57	December 31, 2011	$444,829
Dennis R. Wraase	48,000	(8)	12.4%	$22.57	December 31, 2011	$178,080
Andrew W. Williams	30,000	(8)	7.8%	$22.57	December 31, 2011	$111,300
William J. Sim	30,000	(8)	7.8%	$22.57	December 31, 2011	$111,300
Kirk J. Emge	5,100	(8)	1.3%	$22.57	December 31, 2011	$18,921

(6)

The percentages shown reflect the percentage of the total options granted by Pepco to its employees in 2002. These options were converted in connection with the merger into options to purchase shares of PHI common stock.

(7)

The values in this column were determined based on the Black-Scholes option pricing model and are calculated at the time of grant. The following assumptions were used in the calculation: (a) expected price volatility - 27.43%, (b) options will be exercised in the eighth year, (c) an interest rate based upon the corresponding yield of a government bond maturing ten years from the date of grant, (d) expected dividend yield at date of grant and, (e) no adjustments for nontransferability. The use of the Black-Scholes model does not necessarily mean that the model can accurately determine the value of options. The ultimate value of the option, if any, will depend on the future market price of PHI's common stock and the optionee's individual investment decisions, neither of which can be predicted with any degree of certainty.

(8)

Represents stock options granted in 2002 under the Pepco Long-Term Incentive Plan that, at the time of the merger, were converted on a one-for-one basis for PHI stock options. The exercise price of the options is equal to the market price of the Pepco common stock on the grant date (January 2, 2002). The options become exercisable at the rate of 25% per year beginning on January 1, 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
			Number of Shares Underlying Unexercised Options at End of Fiscal Year		Value of Unexercised In-the-Money Options at End of Fiscal Year (9)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
John M. Derrick, Jr.	0	0	198,310	269,775	0	0
Dennis R. Wraase	0	0	57,843	108,000	0	0
Andrew W. Williams	0	0	26,584	57,650	0	0
William J. Sim	0	0	26,584	57,650	0	0
Kirk J. Emge	0	0	3,825	11,475	0	0

(9)

    The value of unexercised in-the-money stock options at December 31, 2002 is calculated by multiplying the number of shares by the amount by which the fair market value of the PHI common stock on the last trading day of 2002, as reported by the New York Stock Exchange, exceeds the option exercise price. The closing price of the PHI common stock on the last trading day of 2002 was less than the option exercise prices, making the value of the unexercised in-the-money options zero.

LONG-TERM INCENTIVE PLAN-AWARDS IN LAST FISCAL YEAR
Name	Performance or Other Period Until Maturation or Payout	Threshold Number of Shares	Target Number of Shares	Maximum Number of Shares
John M. Derrick, Jr.	2003-2005 2003 2004	0 0 0	47,500 13,828 13,827	95,000 20,741 20,740

Dennis R. Wraase	2003-2005 2003 2004	0 0 0	24,400 5,218 5,217	48,800 7,826 7,825

Andrew W. Williams	2003-2005 2003 2004	0 0 0	11,100 3 071 3,071	22,200 4,606 4,606

William J. Sim	2003-2005 2003 2004	0 0 0	9,700 2,022 2,021	19,400 3,033 3,032

Kirk J. Emge	2003-2005 2003 2004	0 0 0	4,600 888 887	9,200 1,332 1,331

     The preceding table sets forth the performance award opportunities granted to the Pepco Named Executive Officers in 2002 in accordance with the Performance Restricted Stock Program and the Merger Integration Success Program established under PHI's Long-Term Incentive Plan. The awards are shown for three performance periods. For the first, performance criteria are selected and measured over a three-year period. Depending on the extent to which the performance criteria are satisfied, the executive will earn some or all of the maximum award of shares of PHI common stock. For the 2003 through 2005 performance cycle established in 2002, the sole performance measure is PHI's total shareholder return compared to other companies in a peer group comprised of 20 gas and electric distribution companies. However, if, during the course of a performance period, a significant event occurs, as determined in the sole discretion of the PHI Board of Directors, which the Board expects to have a substantial effect on total shareholder performance during the period, the Board may revise such measures. Under the Performance Restricted Stock Program, the participant is eligible to earn a number of shares of Common Stock ranging from 0% to 200% of the target performance award to the extent that the performance objectives are achieved.

     For the second and third performance periods, the executive may earn some or all of the maximum award of shares of common stock based on the extent to which operating efficiencies and expense reduction goals are attained through December 31, 2003 and December 31, 2004, respectively.

In all cases, the shares of PHI common stock earned by a participant will vest immediately on the date that the performance award is earned.

PEPCO PENSION PLAN TABLE
	Annual Retirement Benefits
	Years in Plan
Average Annual Salary in Final Three Years of Employment	15	20	25	30	35	40
$250,000	$66,000	$88,000	$109,000	$131,000	$153,000	$175,000
$350,000	$92,000	$123,000	$153,000	$184,000	$214,000	$245,000
$450,000	$118,000	$158,000	$197,000	$236,000	$276,000	$315,000
$550,000	$144,000	$193,000	$241,000	$289,000	$337,000	$385,000
$650,000	$171,000	$228,000	$284,000	$341,000	$398,000	$455,000
$750,000	$197,000	$263,000	$328,000	$394,000	$459,000	$525,000
$850,000	$223,000	$298,000	$372,000	$446,000	$521,000	$595,000
$950,000	$249,000	$333,000	$416,000	$499,000	$582,000	$665,000
$1,050,000	$276,000	$368,000	$459,000	$551,000	$643,000	$735,000
$1,150,000	$302,000	$403,000	$503,000	$604,000	$740,000	$805,000

The Pepco Holdings Retirement Plan consists of the Pepco General Retirement Plan and the Conectiv Retirement Plan.

     The Pepco General Retirement Plan provides participating employees with at least five years of service with retirement benefits based on the participant's average salary (the term "salary" being equal to the amounts contained in the Salary column of the Summary Compensation Table) for the final three years of employment and the number of years of credited service under the Plan at the time of retirement. Normal retirement under this Plan is age 65. Plan benefits are subject to an offset for any Social Security benefits. Benefits under the Plan may be reduced under provisions of the Internal Revenue Code and by salary deferrals under Pepco's deferred compensation plans (other than the participant's pre-tax contributions made under the Savings Plan). If an executive's retirement benefits under the Plan are reduced by any such limitations, Pepco will pay a supplemental retirement benefit to the eligible executive that is designed to maintain total retirement benefits at the formula level of the Plan. In addition, for executives who retire at age 59 or older, their retirement benefit will be calculated by adding the average of the highest three annual incentive awards in the last five consecutive years to their average salary over the final three years of their employment. The annual incentive amounts are equal to the amounts shown in the Bonus column of the Summary Compensation Table. The current age, years of credited service and compensation used to determine retirement benefits (including supplemental benefits) for the officers named in the Summary Compensation Table who are participants in the Plan are as follows: Mr. Derrick, age 62, 40 years of credited service and $954,055; Mr. Wraase, age 58, 33 years of credited service and $603,684; Mr. Williams, age 53, 28 years of credited service and $368,205, Mr. Sim, age 58, 33 years of credited service and $347,098; and Mr. Emge, age 53, 16 years of credited service and $270,513. Annual benefits at age 65 (including the effect of the Social Security offset) are illustrated in the table above.

Director Compensation
The directors of Pepco, all of whom are executive officers of Pepco, are not separately compensated for their service as directors.
Employment and Severance Agreements

     Messrs. Derrick, Wraase, Williams and Sim each have employment agreements with PHI. Mr. Derrick's agreement provides for his employment until his normal retirement date, April 1, 2005. Mr. Wraase's agreement provides for employment through August 1, 2007, and automatically extends until April 1, 2009, unless either PHI or the executive gives notice that it shall not be extended. Mr. Williams' and Mr. Sims' agreements provide for their employment through August 1, 2005, and automatically extend for successive periods of three years thereafter, unless either PHI or the executive has given notice that it shall not be so extended. Each of the employment agreements provides that the executive (i) will receive an annual salary in an amount not less than his base salary in effect as of August 1, 2002, and incentive compensation as determined by the PHI Board of Directors and (ii) will be entitled to participate in retirement plans, fringe benefit plans, supplemental benefit plans and other plans and programs, on the same basis as other senior executives of PHI.

     Under each of the employment agreements, the executive is entitled to certain benefits if his employment is terminated prior to the expiration of the initial term of the agreement (or, if applicable, as extended) either (i) by PHI other than for cause, death or disability or (ii) by the executive if his base salary is reduced, he is not in good faith considered for incentive awards, PHI fails to provide him with retirement benefits and other benefits provided to similarly situated executives, he is required to relocate by more than 50 miles from Washington, D.C., or he is demoted from a senior management position. These benefits include: (i) a lump sum payment in cash equal to three times (a) the sum of the executive's highest annual base salary rate in effect during the three-year period preceding termination and (b) the higher of (1) the annual target bonus for the year in which the termination of employment occurs or (2) the highest annual bonus received by the executive in any of the three preceding calendar years and (ii) the executive's annual bonus for the year preceding termination of employment, if not yet paid, and a pro rata portion of the executive's annual bonus for the year in which the executive's employment terminates. In addition, any outstanding shares of restricted stock will become immediately vested, and the executive will be entitled to receive unpaid salary through the date of termination and certain supplemental retirement benefits under existing plans of PHI. Each of the agreements also provides that the executive is entitled to receive a gross-up payment equal to the amount of any federal excise taxes imposed upon compensation payable upon termination of employment and the additional taxes that result from such payment.

     Under his employment agreement, Mr. Derrick also is entitled to receive, after he ceases to be employed by PHI (other than due to a termination of his employment by PHI for cause), the following benefits: (1)(A) a monthly supplemental retirement benefit equal to 1/12 of 65% of the sum of (y) his annual base salary at the time of termination and (z) the highest annual bonus received by him during the three calendar years preceding the calendar year in which the termination occurs (B) less the monthly benefits he is entitled to under all defined benefit retirement and supplemental retirement plans of PHI and its subsidiaries (upon Mr. Derrick's death, his surviving spouse would receive 75% of the amount determined under (A) above less monthly retirement benefits the surviving spouse receives under all such retirement plans), (2) financial services for tax preparation and planning until age 70, at the same level as is received by PHI's then chief executive officer, (3) until age 70, office space in Washington, D.C. at an annual rent not to exceed $100,000, secretarial services, and a parking space at PHI's headquarters building and (4) for two years after termination of employment, PHI will reimburse Mr. Derrick for the expenses associated with participation in the civic and trade organization in which he is a participant at the time his employment terminates.

     Mr. Emge has entered into a severance agreement with Pepco. The severance agreement provides for the payment of severance benefits to the executive if, within two years following a change in control, any of the following events occur: (i) termination of the employment of the executive by Pepco (or a successor company), other than for cause, death, disability or voluntary normal retirement; (ii) termination of employment by the executive for "good reason," defined as the assignment of duties materially inconsistent with the executive's duties prior to the change in control or a material reduction or alteration of his duties, a reduction in the executive's salary or relocation of the executive by more than 50 miles; (iii) the failure or refusal by a successor company to assume the Company's obligations under the agreement; or (iv) a material breach of the agreement by Pepco (or a successor company). The executive also is entitled to severance benefits upon (i) the termination of the executive's employment without cause in contemplation of, but prior to, a change in control or (ii) the occurrence of an event, in contemplation of, but prior to a change in control, constitution "good reason" followed by the executive's voluntary termination of employment within two years after a change in control. The severance benefits consist of: (i) an amount equal to two times the executive's annual base salary (in effect at the time of termination) and annual bonus (average of annual target bonuses during the three years prior to termination) paid in 24 equal monthly installments and (ii) certain welfare benefits for a three-year period after the date of termination. The agreement also provides that the executive is entitled to receive a gross-up payment equal to the amount of any federal excise taxes imposed upon compensation payable upon termination and the additional taxes that result from such payment.

INFORMATION UNDER THIS ITEM CONCERNING CONECTIV, DPL, ACE AND ACE FUNDING HAS BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTIONS I TO FORM 10-K.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Pepco Holdings, Inc.

     The information required by Item 12 for Pepco Holdings concerning the security ownership of certain beneficial owners and management is incorporated herein by reference to pages 11-12 from its definitive Proxy Statement for the 2003 Annual Meeting of Shareholders.

The following table provides information as of December 31, 2002, with respect to the shares of PHI's common stock that may be issued under PHI's existing equity compensation plans.
Equity Compensation Plans Information
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Shareholders (1)	(2)	(2)	9,799,275

Equity Compensation Plans Not Approved by Shareholders (3)	0	0	99,596

Total	0	0	9,898,871
(1) Consists solely of the Pepco Holdings, Inc. Long-Term Incentive Plan.

(2) In connection with the merger of Pepco and Conectiv (i) outstanding options granted under the Potomac Electric Power Company Long-Term Incentive Plan were converted into options to purchase 1,365,941 shares of PHI common stock and (ii) options granted under the Conectiv Incentive Compensation Plan were converted into options to purchase 756,660 shares of PHI commons stock. Collectively, these options to purchase an aggregate of 2,122,601 shares of PHI common stock have a weighted average exercise price of $21.8031.

(3) Consists solely of the PHI Stock Compensation Plan for Directors. Under this plan, in which only directors who are not employees of PHI or any of its subsidiaries participate, one-half of the director's $30,000 annual retainer is paid, at the election of the director, either (i) in shares of PHI common stock or (ii) in PHI common stock equivalents under PHI's Deferred Compensation Plan. PHI common stock equivalents correspond in value to the market price of the PHI common stock, but have no voting rights. When a dividend is paid on the PHI common stock, the PHI common stock equivalent balance is credited with additional PHI common stock equivalents based on the number of shares that could be purchased with the cash amount of the dividend at the then current market price. The balance of the annual retainer and meeting fees is paid to the director in cash or, at the election of the director, can be deferred through voluntary participation in the PHI Deferred Compensation Plan. A director can elect to have these optional deferrals credited to the director's account either in the form of PHI common stock equivalents or an account that earns additional credits equal to the prevailing prime interest rate, the return on a specified group of funds or a combination of both. Balances under the PHI Deferred Compensation Plan, including PHI common stock equivalent balances, are paid out in cash, in either a lump sum or installments, commencing at a time selected by the director.

Potomac Electric Power Company
All of Pepco's voting securities are held by PHI. Accordingly, no director or executive office of Pepco owns any voting securities of Pepco.
No equity securities of Pepco are issuable under any compensation plan. Accordingly, no Equity Compensation Plans Information table is presented for Pepco.

    The following table sets forth, as of February 1, 2003, for each Pepco director, the Pepco Named Executive Officers and all Pepco directors and Pepco executive officers as a group (i) the number of shares of Common Stock, $.01 par value, of PHI common stock beneficially owned, (ii) the number of shares of PHI common stock that could be purchased through the exercise of stock options then-currently exercisable or that are scheduled to become exercisable within 60 days thereafter, and (iii) the total beneficial ownership. The common stock is PHI's only class of equity securities. None of the listed persons beneficially owns shares of any class of equity securities of Pepco. Each of the individuals listed, and all directors and executive officers as a group, beneficially owned less than 1% of the outstanding shares of Common Stock.

Name of Beneficial Owner	Shares of Common Stock Owned (1)	Common Stock Acquirable Within 60 Days	Total Beneficial Ownership (2)
John M. Derrick, Jr. (3)	91,432	288,235	379,667
Thomas S. Shaw	92,136	0	92,136
William T. Torgerson	29,858	69,093	98,951
Andrew W. Williams	32,571	44,159	76,730
Dennis R. Wraase	45,532	93,843	139,375
William J. Sim	20,917	44,159	65,076
Kirk J. Emge (4)	11,856	7,650	19,506
All Directors and Executive Officers as a Group (9 Individuals)	351,795	554,789	906,584

(1)  Includes shares held under Pepco Holdings' Dividend Reinvestment Plan and Employee Savings Plans. Also includes shares awarded under the Pepco Holdings' Long-Term Incentive Plan that will vest over time if the executive officer has the right to vote the shares. Unless otherwise noted, each beneficial owner has sole voting power.

(2) Consists of the sum of the two preceding columns.

(3)  Includes 36,815 shares owned by Mr. Derrick's spouse. Mr. Derrick disclaims beneficial ownership of these shares. Also includes 5,664 shares held in a trust of which Mr. Derrick is Trustee for the benefit of an adult child and 888 shares held in a trust of which Mr. Derrick is Trustee for the benefit of a minor grandchild.

(4) Includes 1,016 shares owned by Mr. Emge's spouse. Mr. Emge disclaims beneficial ownership of these shares.
INFORMATION UNDER THIS ITEM CONCERNING CONECTIV, DPL, ACE AND ACE FUNDING HAS BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION I TO FORM 10-K.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Pepco Holdings, Inc.
None.
Potomac Electric Power Company
None.
INFORMATION UNDER THIS ITEM CONCERNING CONECTIV, DPL, ACE, AND ACE FUNDING HAS BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION I TO FORM 10-K.
Item 14. CONTROLS AND PROCEDURES
Pepco Holdings, Inc.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that the company files with or submits to the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by the company in the reports that we file under the Exchange Act is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

There were no significant changes in the company's internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation.
Potomac Electric Power Company

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that the company files with or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by the company in the reports that we file under the Exchange Act is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

There were no significant changes in the company's internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation.
Conectiv

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that the company files with or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by the company in the reports that we file under the Exchange Act is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

There were no significant changes in the company's internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation.
Delmarva Power and Light Company

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that the company files with or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by the company in the reports that we file under the Exchange Act is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

There were no significant changes in the company's internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation.
Atlantic City Electric Company

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that the company files with or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by the company in the reports that we file under the Exchange Act is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

There were no significant changes in the company's internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation.
Atlantic City Electric Transition Funding LLC

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that the company files with or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by the company in the reports that we file under the Exchange Act is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

There were no significant changes in the company's internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation.
Part IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) Documents List
1. FINANCIAL STATEMENTS
The financial statements filed as part of this report for each registrant are set forth under Item 8. "Financial Statements and Supplemental Data," herein.
2. FINANCIAL STATEMENT SCHEDULES

     All other financial statement schedules, other than those included below, are omitted because either they are not applicable, or the required information is presented in the financial statements, which are included in Item 8. "Financial Statements and Supplemental Data," herein.

Schedule II (Valuation and Qualifying Accounts) for each registrant (none for ACE Funding) is submitted below:
PEPCO HOLDINGS
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(Millions of Dollars)
Year Ended December 31, 2002 Allowance for uncollectible accounts -customer and other accounts receivable	$9.5	$13.1	$ .8	$13.9	$37.3
Year Ended December 31, 2001 Allowance for uncollectible accounts -customer and other accounts receivable	$9.0	$ 6.9	$1.3	$(7.7)	$ 9.5
Year Ended December 31, 2000 Allowance for uncollectible accounts -customer and other accounts receivable	$8.0	$ 8.0	$1.5	$(8.5)	$ 9.0
(a)	Collection of accounts previously written off.
(b)	Due to the consummation of the merger this amount includes the transfer of Conectiv balances onto Pepco Holdings accounts , net of uncollectible accounts written off.

PEPCO
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(Millions of Dollars)
Year Ended December 31, 2002 Allowance for uncollectible accounts -customer and other accounts receivable	$9.5	$5.7	$ .8	$(12.4)	$3.6
Year Ended December 31, 2001 Allowance for uncollectible accounts -customer and other accounts receivable	$9.0	$6.9	$1.3	$(7.7)	$9.5
Year Ended December 31, 2000 Allowance for uncollectible accounts -customer and other accounts receivable	$8.0	$8.0	$1.5	$(8.5)	$9.0

(a) Collection of accounts previously written off.
(b) Uncollectible accounts written off.

CONECTIV
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(Millions of Dollars)
Year Ended December 31, 2002 Allowance for uncollectible accounts -customer and other accounts receivable	$32.2	$30.5	-	$(33.3)	$29.4
Year Ended December 31, 2001 Allowance for uncollectible accounts -customer and other accounts receivable	$31.3	$30.9	-	$(30.0)	$32.2
Year Ended December 31, 2000 Allowance for uncollectible accounts -customer and other accounts receivable	$11.5	$30.5	-	$(10.7)	$31.3

(a) Collection of accounts previously written off.
(b) Uncollectible accounts written off.

DPL
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(Millions of Dollars)
Year Ended December 31, 2002 Allowance for uncollectible accounts -customer and other accounts receivable	$17.3	$13.6	-	$(16.7)	$14.2
Year Ended December 31, 2001 Allowance for uncollectible accounts -customer and other accounts receivable	$16.3	$15.5	-	$(14.5)	$17.3
Year Ended December 31, 2000 Allowance for uncollectible accounts -customer and other accounts receivable	$ 6.5	$13.9	-	$(4.1)	$16.3

(a) Collection of accounts previously written off.
(b) Uncollectible accounts written off.

ACE
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(Millions of Dollars)
Year Ended December 31, 2002 Allowance for uncollectible accounts -customer and other accounts receivable	$7.8	$13.4	-	$(12.1)	$9.1
Year Ended December 31, 2001 Allowance for uncollectible accounts -customer and other accounts receivable	$4.4	$11.3	-	$(7.9)	$7.8
Year Ended December 31, 2000 Allowance for uncollectible accounts -customer and other accounts receivable	$3.5	$ 4.2	-	$(3.3)	$4.4

(a) Collection of accounts previously written off.
(b) Uncollectible accounts written off.
3. Exhibits required by Securities and Exchange Commission Regulation S-K (summarized below).
EXHIBITS

     The documents listed below are being filed or have previously been filed on behalf of Pepco Holdings, Inc. (PHI), Conectiv, Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL), Atlantic City Electric company (ACE) and Atlantic City Electric Transition Funding LLC (ACEF) and are incorporated herein by reference from the documents indicated and made a part hereof.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference
2	PHI Pepco Conectiv	Agreement and Plan of Merger, dated as of February 9, 2001, among PHI (formerly New RC, Inc.), Pepco and Conectiv	Exh. 2 to Pepco's Form 8-K, 2/13/01.
2.1	Conectiv DPL ACE	Amended and Restated Agreement and Plan of Merger, dated as of December 26, 1996, between DPL, Atlantic Energy, Inc., Conectiv and DS Sub, Inc.	Exh. 2(a) to Conectiv's Registration Statement No. 333-18843, 12/26/96.
3.1	PHI	Certificate of Incorporation of PHI	Exh. 3.1 to Form 8-K, 8/2/02.
3.1.1	Pepco	Restated Articles of Incorporation and Articles of Restatement of Pepco	Filed herewith.
3.1.2	Conectiv	Restated Certificate of Incorporation	Exh. B.17.2 to PHI's Amendment No. 1 to Form U5B, 2/13/02.
3.1.3	DPL	Articles of Restatement of Certificate and Articles of Incorporation (filed in Virginia 8/8/02)	Exh. B.35.1 to PHI's Amendment No. 1 to Form U5B, 2/13/02.
3.1.4	DPL	Corrected Restated Certificate and Articles of Incorporation (filed in Delaware 8/16/02)	Exh. B.35.4 to PHI's Amendment No. 1 to Form U5B, 2/13/02.
3.1.5	DPL	Articles of Correction (filed in Virginia 8/16/02)	Exh. B.35.3 to PHI's Amendment No. 1 to Form U5B, 2/13/02.
3.1.6	ACE	Restated Certificate of Incorporation (filed in New Jersey 8/09/02)	Exh. B.8.1 to PHI's Amendment No. 1 to Form U5B, 2/13/03.
3.1.7	ACEF	Certificate of Formation (filed in DE 3/29/01)	Exh. 3.2 to ACE's Registration Statement No. 333-59558, 6/05/02.
3.2.1	PHI	By-Laws	Exh. 3.2 to PHI's Form 8-K, 8/2/02.
3.2.2	Pepco	By-Laws	Exh. 3.2 to Pepco's Form 10-Q, 11/13/02.
3.2.3	Conectiv	Restated and Amended By-Laws (adopted 7/29/02)	Exh. B.17.1 to PHI's Amendment No. 1 to Form U5B, 2/13/02.
3.2.4	DPL	Amended and Restated By-Laws (adopted 8/08/02)	Exh. B.35.2 to PHI's Amendment No. 1 to Form U5B, 2/13/02.
3.2.5	ACE	Amended and Restated By-Laws Company (adopted 8/08/02)	Exh. B.8.3 to PHI's Amendment No. 1 to Form U5B, 2/13/03.
3.2.6	ACEF	Amended and Restated Limited Liability Company Agreement (executed 12/19/02)	Exh. 3.1 to ACEF's Form 8-K, 12/23/02.
4.1	PHI Pepco	Mortgage and Deed of Trust dated July 1, 1936, of the Company to The Bank of New York as Successor Trustee, securing First Mortgage Bonds of the Company, and Supplemental Indenture dated July 1, 1936	Exh. B-4 to First Amendment, 6/19/36, to Pepco's Registration Statement No. 2-2232.
		Supplemental Indentures, to the aforesaid Mortgage and Deed of Trust, dated - December 10, 1939	Exh. B to Pepco's Form 8-K, 1/3/40.
		July 15, 1942 and August 10, 1942	Exh. B-1 to Amendment No. 2, 8/24/42, and B-3 to Post-Effective Amendment, 8/31/42, to Pepco's Registration Statement No. 2-5032.
		October 15, 1942	Exh. A to Pepco's Form 8-K, 12/7/42.
		October 15, 1947	Exh. A to Pepco's Form 8-K, 12/8/47.
		December 31, 1948	Exh. A-2 to Pepco's Form 10-K, 4/13/49.
		December 31, 1949	Exh. (a)-1 to Pepco's Form 8-K, 2/8/50.
		February 15, 1951	Exh. (a) to Pepco's Form 8-K, 3/9/51.
		February 16, 1953	Exh. (a)-1 to Pepco's Form 8-K, 3/5/53.
		March 15, 1954 and March 15, 1955	Exh. 4-B to Pepco's Registration Statement No. 2-11627, 5/2/55.
		March 15, 1956	Exh. C to Pepco's Form 10-K, 4/4/56.
		April 1, 1957	Exh. 4-B to Pepco's Registration Statement No. 2-13884, 2/5/58.
		May 1, 1958	Exh. 2-B to Pepco's Registration Statement No. 2-14518, 11/10/58.
		May 1, 1959	Exh. 4-B to Amendment No. 1, 5/13/59, to Pepco's Registration Statement No. 2-15027.
		May 2, 1960	Exh. 2-B to Pepco's Registration Statement No. 2-17286, 11/9/60.
		April 3, 1961	Exh. A-1 to Pepco's Form 10-K, 4/24/61.
		May 1, 1962	Exh. 2-B to Pepco's Registration Statement No. 2-21037, 1/25/63.
		May 1, 1963	Exh. 4-B to Pepco's Registration Statement No. 2-21961, 12/19/63.
		April 23, 1964	Exh. 2-B to Pepco's Registration Statement No. 2-22344, 4/24/64.
		May 3, 1965	Exh. 2-B to Pepco's Registration Statement No. 2-24655, 3/16/66.
		June 1, 1966	Exh. 1 to Pepco's Form 10-K, 4/11/67.
		April 28, 1967	Exh. 2-B to Post-Effective Amendment No. 1 to Pepco's Registration Statement No. 2-26356, 5/3/67.
		July 3, 1967	Exh. 2-B to Pepco's Registration Statement No. 2-28080, 1/25/68.
		May 1, 1968	Exh. 2-B to Pepco's Registration Statement No. 2-31896, 2/28/69.
		June 16, 1969	Exh. 2-B to Pepco's Registration Statement No. 2-36094, 1/27/70.
		May 15, 1970	Exh. 2-B to Pepco's Registration Statement No. 2-38038, 7/27/70.
		September 1, 1971	Exh. 2-C to Pepco's Registration Statement No. 2-45591, 9/1/72.
		May 7, 1992	Exh. 4 to Pepco's Form 10-K, 3/26/93.
		September 1, 1992	Exh. 4 to Pepco's Form 10-K, 3/26/93.
		November 1, 1992	Exh. 4 to Pepco's Form 10-K, 3/26/93.
		March 1, 1993	Exh. 4 to Pepco's Form 10-K, 3/26/93.
		March 2, 1993	Exh. 4 to Pepco's Form 10-K, 3/26/93.
		July 1, 1993	Exh. 4.4 to Pepco's Registration Statement No. 33-49973, 8/11/93.
		August 20, 1993	Exh. 4.4 to Pepco's Registration Statement No. 33-50377, 9/23/93.
		September 29, 1993	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		September 30, 1993	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		October 1, 1993	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		February 10, 1994	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		February 11, 1994	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		March 10, 1995	Exh. 4.3 to Registration Statement No. 61379, 7/28/95.
		September 6, 1995	Exh. 4 to Pepco's Form 10-K, 4/1/96.
		September 7, 1995	Exh. 4 to Pepco's Form 10-K, 4/1/96.
		October 2, 1997	Exh. 4 to Pepco's Form 10-K, 3/26/98.
4.2	PHI Pepco	Indenture, dated as of July 28, 1989, between the Company and The Bank of New York, Trustee, with respect to the Company's Medium-Term Note Program	Exh. 4 to Pepco's Form 8-K, 6/21/90.
4.3.1	PHI Pepco	Certificate of Trust of Potomac Electric Power Company Trust I	Exh. 4.1 to Pepco's Registration Statement No. 333-51241, 4/2/98.
4.3.2	PHI Pepco	Form of Amended and Restated Declaration of Trust of Potomac Electric Power Company Trust I	Exh. 4.3 to Amendment No. 1 to Pepco's Registration Statement No. 333-51241, 5/7/98.
4.3.3	PHI Pepco	Form of Preferred Security	Included in Exhibit A-1 to Exh. 4.3 to Amendment No. 1 to Pepco's Registration Statement No. 333-51241, 5/7/98.
4.3.4	PHI Pepco	Form of Indenture	Exh. 4.4 to Amendment No. 1 to Pepco's Registration Statement No. 333-51241, 5/7/98.
4.3.5	PHI Pepco	Form of First Supplemental Indenture to be used in providing for the issuance of 7-3/8% Junior Subordinated Deferrable Interest Debentures due 2038	Exh. 4.5 to Amendment No. 1 to Pepco's Registration Statement No. 333-51241, 5/7/98.
4.3.6	PHI Pepco	Form of 7-3/8% Junior Subordinated Deferrable Interest Debentures due 2038	Included in Exh. 4.5 to Amendment No. 1 to Pepco's Registration Statement No. 333-51241, 5/7/98.
4.3.7	PHI Pepco	Form of Preferred Securities Guarantee Agreement	Exh. 4.8 to Amendment No. 1 to Pepco's Registration Statement No. 333-51241, 5/7/98.
4.4	PHI Conectiv DPL

Mortgage and Deed of Trust of Delaware Power & Light Company to the New York Trust Company, Trustee, (the Chase Manhattan Bank, successor Trustee) dated as of October 1, 1943 and copies of the First through Sixty-Eighth Supplemental Indentures thereto

Exh. 4-A to DPL's Registration Statement No. 33-1763, 11/27/85.
		Sixty-Ninth Supplemental Indenture	Exh. 4-B to DPL's Registration Statement No. 33-39756, 4/03/91.
		Seventieth through Seventy-Fourth Supplemental Indentures	Exhs. 4-B to DPL's Registration Statement No. 33-24955, 10/13/88.
		Seventy-Fifth through Seventy-Seventh Supplemental Indentures	Exhs. 4-D, 4-E & 4-F to DPL's Registration Statement No. 33-39756, 4/03/91.
		Seventy-Eighth and Seventy-Ninth Supplemental Indentures	Exhs. 4-E & 4-F to DPL's Registration Statement No. 33-46892, 4/1/92.
		Eightieth Supplemental Indenture	Exh. 4 to DPL's Registration Statement No. 33-49750, 7/17/92.
		Eighty-First Supplemental Indenture	Exh. 4-G to DPL's Registration Statement No. 33-57652, 1/29/93.
		Eighty-Second Supplemental Indenture	Exh. 4-H to DPL's Registration Statement No. 33-63582, 5/28/93.
		Eighty-Third Supplemental Indenture	Exh. 99 to DPL's Registration Statement No. 33-50453, 10/1/93.
		Eighty-Fourth through Eighty-Eighth Supplemental Indentures	Exhs. 4-J, 4-K, 4-L, 4-M & 4-N to DPL's Registration Statement No. 33-53855, 1/30/95.
		Eighty-Ninth and Ninetieth Supplemental Indentures	Exhs. 4-K & 4-L to DPL's Registration Statement No. 333-00505, 1/29/96.
4.5	PHI Conectiv DPL	Indenture between DPL and The Chase Manhattan Bank (ultimate successor to Manufacturers Hanover Trust Company, as Trustee, dated as of November 1, 1988	Exh. No. 4-G to DPL's Registration Statement No. 33-46892, 4/1/92.
4.6	PHI Conectiv DPL	Indenture (for Unsecured Subordinated Debt Securities relating to Trust Securities) between DPL and Wilmington Trust Company, as Trustee, dated as of October 1, 1996.	Exh. No. 4-S to DPL's Registration Statement No. 333-20715, 1/30/97.
4.7	PHI Conectiv DPL	Officer's Certificate dated October 3, 1996, establishing the 8.125% Junior Subordinated Debentures, Series I, Due 2036	Exh. No.4-T to DPL's Registration Statement No. 333-20715, 1/30/97.
4.8	PHI Conectiv DPL	Guarantee Agreement between DPL, as Guarantor, and Wilmington Trust Company, as Trustee, dated as of October 1, 1996	Exh. 4-U to DPL's Registration Statement No. 333-20715, 1/30/97.
4.9	PHI Conectiv DPL	Amended and Restated Trust Agreement between DPL, as Depositor, and Wilmington Trust Company, Barbara S. Graham, Edric R. Mason and Donald P. Connelly, as Trustees, dated as of October 1, 1996	Exh. 4-V to DPL's Registration Statement No. 333-20715, 1/30/97.
4.10	PHI Conectiv DPL	Agreement as to Expenses and Liabilities dated as of October 1, 1996, between DPL and Delmarva Power Financing I	Exh. 4-W to DPL's Registration Statement No. 333-20715, 1/30/97.
4.11	PHI Conectiv ACE	Mortgage and Deed of Trust, dated January 15, 1937, between Atlantic City Electric Company and The Bank of New York (formerly Irving Trust Company)	Exh. 2(a) to ACE's Registration Statement No. 2-66280, 12/21/79.
Supplemental Indentures, to the aforesaid Mortgage and Deed of Trust, dated as of -
		January 1, 1980	Exh. 4(e) to ACE's Form 10-K, 3/25/81.
		May 1, 1981	Exh. 4(a) to ACE's Form 10-Q, 8/10/81.
		November 1, 1983	Exh. 4(d) to ACE's Form 10-K, 3/30/84.
		April 15, 1984	Exh. 4(a) to ACE's Form 10-Q, 5/14/84.
		July 15, 1984	Exh. 4(a) to ACE's Form 10-Q, 8/13/84.
		October 1, 1985	Exh. 4 to ACE's Form 10-Q, 11/12/85.
		May 1, 1986	Exh. 4 to ACE's Form 10-Q, 5/12/86.
		July 15, 1987	Exh. 4(d) to ACE's Form 10-K, 3/28/88.
		October 1, 1989	Exh. 4(a) to ACE's Form 10-Q for quarter ended 9/30/89.
		March 1, 1991	Exh. 4(d)(1) to ACE's Form 10-K, 3/28/91.
		May 1, 1992	Exh. 4(b) to ACE's Registration Statement 33-49279, 1/6/93.
		August 1, 1993 September 1, 1993	Exh. 4(a) & 4(b) to ACE's Form 10-Q, 11/12/93.
		November 1, 1993	Exh. 4(c)(1) to ACE's Form 10-K, 3/29/94.
		June 1, 1994	Exh. 4(a) to ACE's Form 10-Q, 8/14/94.
		October 1, 1994	Exh. 4(a) to ACE's Form 10-Q, 11/14/94.
		November 1, 1994	Exh. 4(c)(1) to ACE's Form 10-K, 3/21/95.
		March 1, 1997	Exh. 4(b) to ACE's Form 8-K, 3/24/97.
4.12	PHI Conectiv ACE	Indenture dated as of March 1, 1997 between Atlantic City Electric Company and The Bank of New York	Exh. 4(e) to ACE's Form 8-K, 3/24/97.
4.13.1	PHI Conectiv ACE

Amended and Restated Trust Agreement, dated as of October 1, 1996, by and among Atlantic City Electric Company, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees Names Therein

Exh. 4f(7) to ACE's Form 10-K, 3/14/97.
4.13.2	PHI Conectiv ACE	Junior Subordinated Indenture, dated as of October 1, 1996, by and between Atlantic City Electric Company and The Bank of New York, as Trustee	Exh. 4f(8) to ACE's Form 10-K, 3/14/97.
4.13.3	PHI Conectiv ACE	Guarantee Agreement, dated as of October 1, 1996, by and between Atlantic City Electric Company as Guarantor, and The Bank of New York as Guarantee Trustee	Exh. 4f(9) to ACE's Form 10-K, 3/14/97.
4.14.1	PHI Conectiv ACE

Amended and Restated Trust Agreement, dated as of October 1, 1998, by and among Atlantic City Electric Company, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees Names Therein

Exh. 4-G to ACE's Form 10-K, 3/26/99.
4.14.2	PHI Conectiv ACE	Junior Subordinated Indenture, dated as of October 1, 1998, by and between Atlantic City Electric Company and The Bank of New York, as Trustee	Exh. 4-H to ACE's Form 10-K, 3/26/99.
4.14.3	PHI Conectiv ACE	Guarantee Agreement, dated as of October 1, 1998, by and between Atlantic City Electric Company as Guarantor, and The Bank of New York as Guarantee Trustee	Exh. 4-I to ACE's Form 10-K, 3/26/99.
4.15	PHI	Issuing and Paying Agency Agreement between Potomac Capital Investment Corporation and The Bank of New York dated June 3, 1992	Filed herewith.
4.16	PHI	Issuing and Paying Agency Agreement between Potomac Capital Investment Corporation and The Bank of New York dated April 29, 1998	Filed herewith.
4.17	PHI	Issuing and Paying Agency Agreement between Potomac Capital Investment Corporation and The Bank of New York dated July 7, 2000	Filed herewith.
4.18	PHI	Indenture between PHI and The Bank of New York, as Trustee dated September 6, 2002	Exh. 4.03 to PHI's Registration Statement No. 333-100478, 10/10/02.
4.19	PHI	Form of 7.45% Note due August 15, 2032.	Filed herewith.
4.20	PHI	Form of 6.45% Note due August 15, 2012.	Filed herewith.
4.21	PHI	Form of 5.50% Note due August 15, 2007.	Filed herewith.
4.22	PHI	Form of 3.75% Note due February 15, 2006.	Exh. 4.1 to PHI's Form 8-K, 1/17/03.
4.23	PHI

Registration Rights Agreement, dated as of September 6, 2002, among PHI, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc One Capital Markets, Inc., Credit Suisse First Boston Corporation, Scotia Capital (USA) Inc., Wachovia Securities, Inc., Banc of America Securities LLC, Legg Mason Wood Walker, Incorporated, BNY Capital Markets, Inc., Mellon Financial Markets, LLC, SunTrust Capital Markets, Inc., and The Williams Capital Group, L.P.

Exh. 4.1 to PHI's Form 10-Q, 11/13/02.
4.24	PHI

Registration Rights Agreement, dated as of September 19, 2002, among PHI, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc One Capital Markets, Inc., Credit Suisse First Boston Corporation, Scotia Capital (USA) Inc., Wachovia Securities, Inc., Banc of America Securities LLC, Legg Mason Wood Walker, Incorporated, BNY Capital Markets, Inc., Mellon Financial Markets, LLC, SunTrust Capital Markets, Inc., and The Williams Capital Group, L.P.

Exh. 4.2 to PHI's Form 10-Q, 11/13/02.
4.25	PHI Conectiv ACE ACEF	Indenture dated as of December 19, 2002 between ACEF and The Bank of New York (BONY)	Exh. 4.1 to ACEF's Form 8-K, 12/23/02.
4.26	PHI Conectiv ACE ACEF	2002-1 Series Supplement dated as of December 19, 2002 between ACEF and BONY	Exh. 4.2 to ACEF's Form 8-K, 12/23/02.
10.1	PHI	Employment Agreement of John M. Derrick, Jr.*	Exh. 10.1 to PHI's Form 10-Q, 8/9/02.
10.2	PHI	Employment Agreement of Dennis R. Wraase*	Exh. 10.2 to PHI's Form 10-Q, 8/9/02.
10.3	PHI	Employment Agreement of William T. Torgerson*	Exh. 10.3 to PHI's Form 10-Q, 8/9/02.
10.4	PHI	Employment Agreement of Andrew W. Williams*	Exh. 10.4 to PHI's Form 10-Q, 8/9/02.
10.5	PHI	Employment Agreement of Thomas S. Shaw*	Exh. 10.5 to PHI's Form 10-Q, 8/9/02.
10.6	PHI	Employment Agreement of Eddie R. Mayberry*	Exh. 10.6 to PHI's Form 10-Q, 8/9/02.
10.7	PHI	Employment Agreement of John D. McCallum*	Exh. 10.7 to PHI's Form 10-Q, 8/9/02.
10.8	PHI	Employment Agreement of Joseph M. Rigby*	Exh. 10.8 to PHI's Form 10-Q, 8/9/02.
10.9	PHI	Employment Agreement of William H. Spence*	Exh. 10.9 to PHI's Form 10-Q, 8/9/02.
10.10	PHI	Employment Agreement of William H. Sim*	Exh. 10.10 to PHI's Form 10-Q, 8/9/02.
10.11	PHI	Employment Agreement of James P. Lavin*	Filed herewith.
10.12	PHI Pepco	Form of Severance Agreement between Potomac Electric Power Company and (1) Anthony J. Kamerick and (2) Kirk J. Emge*	Filed herewith.
10.13	PHI Conectiv	Conectiv Change-in-Control Severance Plan For Certain Executive Officers*	Exh. 10-C to Conectiv's Form 10-K, 3/15/01.
10.14	PHI Conectiv	Conectiv Change-in-Control Severance Plan For Certain Select Employees*	Exh. 10-D to Conectiv's Form 10-K, 3/15/01.
10.15	PHI Conectiv	Form of Change-in-Control Severance Agreement between Conectiv and Barbara Graham*	Exh. 10-E to Conectiv's Form 10-K, 3/15/01.
10.16	PHI	Pepco Holdings, Inc. Long-Term Incentive Plan*	Annex I to PHI's Registration Statement No. 333-57042, 3/14/01.
10.17	PHI	Pepco Holdings, Inc. Stock Compensation Plan for Directors*	Filed herewith.
10.18	PHI	Pepco Holdings, Inc. Executive Performance Supplemental Retirement Plan*	Filed herewith.
10.19	PHI	Pepco Holdings, Inc. Supplemental Executive Retirement Plan*	Filed herewith.
10.20	PHI	Pepco Holdings, Inc. Supplemental Benefit Plan*	Filed herewith.
10.21	PHI	Pepco Holdings, Inc. Revised and Restated Executive and Director Deferred Compensation Plan*	Filed herewith.
10.22	PHI Pepco	Potomac Electric Power Company Director and Executive Deferred Compensation Plan*	Filed herewith.
10.23	PHI Pepco	Potomac Electric Power Company Long-Term Incentive Plan*	Exh. 4 to Pepco's Form S-8, 6/12/98.
10.24	PHI Conectiv	Conectiv Incentive Compensation Plan*	Exh. 99(e) to Conectiv's Registration Statement No. 333-18843, 12/26/96.
10.25	PHI Conectiv	Conectiv Deferred Compensation Plan*	Exh. 10-B to Conectiv's Form 10-K, 3/26/99.
10.26	PHI Conectiv	Conectiv Supplemental Executive Retirement Plan*	Filed herewith.
10.27	Pepco	Asset Purchase and Sale Agreement for Generating Plants and Related Assets by and between Potomac Electric Power Company and Southern Energy, Inc. dated June 7, 2000, including Exhibits A through M	Exh. 10 to Pepco's Form 8-K, 6/13/00.
10.28	Pepco

Amendment No. 1, dated September 18, 2000 to Asset Purchase and Sale Agreement for Generating Plants and Related Assets by and between Potomac Electric Power Company and Southern Energy, Inc., dated June 7, 2000, including Exhibits A-1, A-2 and A-3

Exh. 10.1 to Pepco's Form 8-K, 12/19/00.
10.29	Pepco

Amendment No. 2, dated December 19, 2000, to Asset Purchase and Sale Agreement for Generating Plants and Related Assets by and between Potomac Electric Power Company and Southern Energy, Inc., dated June 7, 2000

Exh. 10.2 to Pepco's Form 8-K, 12/19/00.
10.30	PHI Pepco	Transition Power Agreement -- District of Columbia	Exh. 10.3 to Pepco's Form 8-K, 12/19/00.
10.31	PHI Pepco	Transition Power Agreement -- Maryland.	Exh. 10.4 to Pepco's Form 8-K, 12/19/00.
10.32	PHI Conectiv DPL	Purchase and Sale Agreement By and Between Delmarva Power & Light Company and NRG Energy Inc.	Exh. 10-A to DPL's Form 10-K, 4/02/01.
10.33	PHI Conectiv DPL	Purchase and Sale Agreement By and Between Delmarva Power & Light Company and NRG Energy Inc.	Exh. 10-B to DPL's Form 10-K, 4/02/01.
10.34	PHI Conectiv ACE	Purchase and Sale Agreement By and Between Atlantic City Electric Company and NRG Energy Inc.	Exh. 10-B to ACE's Form 10K, 4/02/01.
10.35	PHI Conectiv ACE	Purchase and Sale Agreement By and Between Atlantic City Electric Company and NRG Energy Inc.	Exh. 10-C to ACE's Form 10K, 4/02/01.
10.36	PHI Conectiv ACE	Second Amendment to Purchase and Sale Agreement by and between Atlantic City Electric Company and NRG Energy, Inc.	Exh. 10-C to ACE's Form 10-Q, 11/08/01.
10.37	PHI Conectiv ACE	Second Amendment to Purchase and Sale Agreement by and between Atlantic City Electric Company and NRG Energy, Inc.	Exh. 10-D to ACE's Form 10-Q, 11/08/01.
10.38	ACE	Purchase And Sale Agreement By And Between Atlantic City Electric Company and NRG Energy Inc.	Exh. 10-B to ACE's Form 10-K, 4/02/01.
10.39	ACE	Purchase And Sale Agreement By And Between Atlantic City Electric Company and NRG Energy Inc.	Exh. 10-C to ACE's Form 10-K, 4/02/01.
10.40	ACE	Second Amendment to the Purchase and Sale Agreement by and between Atlantic City Electric Company and NRG Energy, Inc. dated as of October 31, 2001	Exh. 10-B to ACE's Form 10-Q, 11/09/01.
10.41	ACE ACEF	Bondable Transition Property Sale Agreement between ACEF and ACE dated as of December 19, 2002	Exh. 10.1 to ACEF's Form 8-K, 12/23/02.
10.42	ACE ACEF	Bondable Transition Property Servicing Agreement between ACEF and ACE dated as of December 19, 2002	Exh. 10.2 to ACEF's Form 8-K, 12/23/02.
10.43	ACEF	Administration Agreement between ACEF and PHI Service Company, dated as of December 19, 2002	Exh. 10.3 to ACEF's Form 8-K, 12/23/02.
10.44	PHI Pepco ACE DPL

Credit Agreement, dated as of August 1, 2002, among Pepco Holdings, Inc., Potomac Electric Power Company, Delmarva Power & Light Company, Atlantic City Electric Company, Bank One, NA, as agent, and the Lenders named therein

Exh. 10.2 to PHI's Form 8-K, 8/2/02.
12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.
12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.
12.3	Conectiv	Statements Re: Computation of Ratios	Filed herewith.
12.4	DPL	Statements Re: Computation of Ratios	Filed herewith.
12.5	ACE	Statements Re: Computation of Ratios	Filed herewith.
21	PHI Pepco Conectiv DPL ACE	Subsidiaries of the Registrant	Numbered paragraph 4, Amendment No. 1 to PHI's Form U5B, 2/13/02.
23.1	PHI	Consent of Independent Accountants	Filed herewith.
23.2	Pepco	Consent of Independent Accountants	Filed herewith.
23.3	Conectiv	Consent of Independent Accountants	Filed herewith.
23.4	DPL	Consent of Independent Accountants	Filed herewith.
23.5	ACE	Consent of Independent Accountants	Filed herewith.
23.6	ACEF	Consent of Independent Accountants	Filed herewith.
24	PHI	Power of Attorney	Filed herewith.
99.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
99.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
99.3	Conectiv	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
99.4	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
99.5	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
99.6	ACEF	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

     Regulation S-K 229.10(d) requires Registrants to identify the physical location, by SEC file number reference of all documents that are incorporated by reference and have been on file with the SEC for more than five years. The SEC file number references for Pepco Holdings, Inc. and its subsidiaries, which are registrants are provided below:

Pepco Holdings, Inc. in file number 001-31403
Potomac Electric Power Company in file number 001-1072
Conectiv in file number 001-13895
Delmarva Power & Light Company in file number 001-1405
Atlantic City Electric Company in file number 001-3559
Atlantic City Electric Transition Funding LLC in file number 333-59558
* Management contract or compensatory plan or arrangement.
(b) Reports on Form 8-K A Current Report on Form 8-K was filed by the following registrants for the quarter ended December 31, 2002:
PEPCO HOLDINGS

     A Current Report on Form 8-K/A was filed on October 9, 2002. The items reported on such Form 8-K/A were Item 2 (Acquisition and Disposition of Assets) and Item and Item 7 (Financial Statements and Exhibits).

A Current Report on Form 8-K was filed on October 24, 2002. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).
A Current Report on Form 8-K was filed on December 9, 2002. The item reported on such Form 8-K was Item 5 (Other Events).
A Current Report on Form 8-K was filed on December 10, 2002. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).
PEPCO
None.
CONECTIV
A Current Report on Form 8-K was filed on December 9, 2002. The item reported on such Form 8-K was Item 5 (Other Events).
DPL
None.
ACE
None.
ACE FUNDING
A Current Report on Form 8-K was filed on December 6, 2002. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).
A Current Report on Form 8-K was filed on December 23, 2002. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).
(c) Exhibits
Exhibit 11 Statements Re. Computation of Earnings Per Common Share
The information required by this Exhibit is included in Note 10 of the "Notes to Consolidated Financial Statements," which is included in Exhibit 13.
Exhibit 12.1 Statements Re. Computation of Ratios

PEPCO HOLDINGS
	For the Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)
Net income	$210.5	$192.3	$369.1	$256.7	$234.8
Taxes based on income	124.1	83.5	341.2	114.5	122.3

Income before taxes	334.6	275.8	710.3	371.2	357.1

Fixed charges:
Interest charges	239.2	166.4	230.7	208.7	208.6
Interest factor in rentals	13.0	23.8	23.6	23.8	24.0

Total fixed charges	252.2	190.2	254.3	232.5	232.6

Competitive operations capitalized interest	(9.9)	(2.7)	(3.9)	(1.8)	(0.6)

Income before income taxes and fixed charges	$576.9	$463.3	$960.7	$601.9	$589.1

Coverage of fixed charges	2.29	2.44	3.78	2.59	2.53

Preferred dividend requirements, including redemption premium	$5.9	$5.0	$5.5	$8.9	$18.0

Ratio of pre-tax income to net income	1.59	1.43	1.92	1.45	1.52

Preferred dividend factor	$9.4	$7.2	$10.6	$12.9	$27.4

Total fixed charges and preferred dividends	$261.6	$197.4	$264.9	$245.4	$260.0

Coverage of combined fixed charges and preferred dividends	2.21	2.35	3.63	2.45	2.27
Exhibit 12.2 Statements Re. Computation of Ratios
PEPCO Utility Only Basis

	For the Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)

Net income	$124.0	$194.2	$348.9	$228.0	$211.2
Taxes based on income	81.4	130.9	352.9	142.6	131.0

Income before taxes	205.4	325.1	701.8	370.6	342.2

Fixed charges:
Interest charges	90.7	112.5	170.1	156.1	151.8
Interest factor in rentals	9.1	23.4	23.2	23.4	23.8

Total fixed charges	99.8	135.9	193.3	179.5	175.6

Income before income taxes and fixed charges	$305.2	$461.0	$895.1	$550.1	$517.8

Coverage of fixed charges	3.06	3.39	4.63	3.06	2.95

Preferred dividend requirements	$5.0	$5.0	$5.5	$8.9	$18.0

Ratio of pre-tax income to net income	1.66	1.67	2.01	1.63	1.62

Preferred dividend factor	$ 8.3	$ 8.4	$ 11.1	$ 14.5	$ 29.2

Total fixed charges and preferred dividends	$108.1	$144.3	$204.4	$194.0	$204.8

Coverage of combined fixed charges and preferred dividends	2.82	3.20	4.38	2.84	2.53

Exhibit 12.2 Statements Re. Computation of Ratios
PEPCO Consolidated Basis

	For the Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)

Net income	$141.2	$192.3	$369.1	$256.7	$234.8
Taxes based on income	79.9	83.5	341.2	114.5	122.3

Income before taxes	221.1	275.8	710.3	371.2	357.1

Fixed charges:
Interest charges	118.7	166.4	230.7	208.7	208.6
Interest factor in rentals	9.3	23.8	23.6	23.8	24.0

Total fixed charges	128.0	190.2	254.3	232.5	232.6

Competitive subsidiary capitalized interest	(0.2)	(2.7)	(3.9)	(1.8)	(0.6)

Income before income taxes and fixed charges	$348.9	$463.3	$960.7	$601.9	$589.1

Coverage of fixed charges	2.73	2.44	3.78	2.59	2.53

Preferred dividend requirements	$ 5.0	$ 5.0	$ 5.5	$ 8.9	$ 18.0

Ratio of pre-tax income to net income	1.57	1.43	1.92	1.45	1.52

Preferred dividend factor	$ 7.8	$ 7.2	$10.6	$12.9	$27.4

Total fixed charges and preferred dividends	$135.8	$197.4	$264.9	$245.4	$260.0

Coverage of combined fixed charges and preferred dividends	2.57	2.35	3.63	2.45	2.27

Exhibit 12.3 Statements Re. Computation of Ratios
CONECTIV
	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars Amounts in Millions)
Income from continuing operations	$ 90.8	$374.7	$203.8	$143.5	$170.9

Income taxes	70.6	251.6	151.3	123.1	117.9

Fixed charges:	121.6	147.1	166.3	149.7	133.8
Interest on long-term debt including amortization of discount, premium and expense
Other interest	32.2	54.2	60.8	37.7	26.2
Preferred dividend requirements of subsidiaries	15.8	18.7	20.4	20.0	17.9
Total fixed charges	169.6	220.0	247.5	207.4	177.9

Nonutility capitalized interest	(15.8)	(15.1)	(9.3)	(3.3)	(1.4)

Undistributed earnings of equity method investees	-	-	(4.5)	-	-

Earnings before extraordinary item, income taxes, and fixed charges	$315.2	$831.2	$588.8	$470.7	$465.3

Total fixed charges shown above	$169.6	$220.0	$247.5	$207.4	$177.9
Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	1.9	3.6	5.3	6.1	4.9

Fixed charges for ratio computation	$171.5	$223.6	$252.8	$213.5	$182.8

Ratio of earnings to fixed charges	1.84	3.72	2.33	2.20	2.55

Exhibit 12.4 Statements Re. Computation of Ratios
DELMARVA POWER & LIGHT COMPANY
	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)
Net income	$ 49.7	$200.6	$141.8	$142.2	$112.4

Income taxes	33.7	139.9	81.5	95.3	72.3

Fixed charges:
Interest on long-term debt including amortization of discount, premium and expense	42.6	68.5	77.1	77.8	81.1
Other interest	3.6	3.4	7.5	6.1	9.3
Preferred dividend requirements of a subsidiary trust	5.7	5.7	5.7	5.7	5.7
Total fixed charges	51.9	77.6	90.4	89.6	96.1

Nonutility capitalized interest	-	-	-	-	-

Earnings before extraordinary item, income taxes, and fixed charges	$135.3	$418.1	$313.7	$327.1	$280.8

Fixed charges	$ 51.9	$ 77.6	$ 90.4	$ 89.6	$ 96.1

Preferred dividend requirements	2.9	6.3	7.7	7.4	7.2

Total Fixed Charges and Preferred Dividends	$ 54.8	$ 83.9	$ 98.1	$ 97.0	$103.3

Ratio of earnings to fixed charges and preferred dividends	2.47	4.98	3.20	3.37	2.72

Exhibit 12.5 Statements Re. Computation of Ratios
ATLANTIC CITY ELECTRIC COMPANY
	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)
Net income	$ 28.2	$ 75.5	$ 54.4	$ 63.9	$ 30.3

Income taxes	16.3	46.7	36.7	49.3	18.2

Fixed charges:
Interest on long-term debt including amortization of discount, premium and expense	53.1	62.2	76.2	60.6	63.9
Other interest	2.4	3.3	4.5	3.8	3.4
Preferred dividend requirements of subsidiary trusts	7.6	7.6	7.6	7.6	6.1
Total fixed charges	63.1	73.1	88.3	72.0	73.4

Earnings before extraordinary item, income taxes and fixed charges	$107.6	$195.3	$179.4	$185.2	$121.9

Fixed charges	$ 63.1	$ 73.1	$ 88.3	$ 72.0	$ 73.4

Preferred dividend requirements	1.1	2.7	3.6	3.8	5.3

Total Fixed Charges and Preferred Dividends	$ 64.2	$ 75.8	$ 91.9	$ 75.8	$ 78.7

Ratio of earnings to fixed charges and preferred dividends	1.68	2.58	1.95	2.44	1.55

Exhibit 21 Subsidiaries of the Registrant

     THE INFORMATION REQUIRED BY THIS EXHIBIT FOR PEPCO HOLDINGS, PEPCO,CONECTIV, ACE, AND DP&L IS INCLUDED IN AMENDMENT NO. 1 TO FORM U5B, NUMBERED PARAGRAPH 4, FILED UNDER COMMISSION FILE NO. 001-31403, 2/13/03, WHICH IS INCORPORATED BY REFERENCE HEREIN.

ACE FUNDING - NONE.

Exhibit 23.1 Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-4 (Number 333-103408), the Registration Statements on Forms S-3 (Numbers 333-89938 and 333-100478) and the Registration Statements on Forms S-8 (Numbers 333-96673, 333-96675 and 333-96687) of Pepco Holdings, Inc. of our report dated February 10, 2003, except as to the twelfth and thirteenth paragraphs of Note 14 for which the date is March 4, 2003, relating to the consolidated financial statements of Pepco Holdings, Inc., which appears this Form 10-K. We also consent to the incorporation by reference of our report dated February 10, 2003, relating to the consolidated financial statement schedule of Pepco Holdings, Inc., which appears in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP Washington, D.C. March 28, 2003
Exhibit 23.2 Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-4 (Number 333-103408), the Registration Statements on Forms S-3 (Numbers 333-89938 and 333-100478) and the Registration Statements on Forms S-8 (Numbers 333-96673, 333-96675 and 333-96687) of Pepco Holdings, Inc. of our report dated February 10, 2003, except as to the first and second paragraphs of Note 12 for which the date is March 4, 2003, relating to the consolidated financial statements of Potomac Electric Power Company, which appears in this Form 10-K. We also consent to the incorporation by reference of our report dated February 10, 2003, relating to the consolidated financial statement schedule of Potomac Electric Power Company, which appears in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP Washington, D.C. March 28, 2003
Exhibit 23.3 Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-4 (Number 333-103408), the Registration Statements on Forms S-3 (Numbers 333-89938 and 333-100478) and the Registration Statements on Forms S-8 (Numbers 333-96673, 333-96675 and 333-96687) of Pepco Holdings, Inc. of our report dated February 10, 2003, relating to the consolidated financial statements of Conectiv, which appears in this Form 10-K. We also consent to the incorporation by reference of our report dated February 10, 2003, relating to the consolidated financial statement schedule of Conectiv, which appears in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP Philadelphia, PA March 28, 2003
Exhibit 23.4 Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-4 (Number 333-103408), the Registration Statements on Forms S-3 (Numbers 333-89938 and 333-100478) and the Registration Statements on Forms S-8 (Numbers 333-96673, 333-96675 and 333-96687) of Pepco Holdings, Inc. of our report dated February 10, 2003, relating to the consolidated financial statements of Delmarva Power and Light Company, which appears in this Form 10-K. We also consent to the incorporation by reference of our report dated February 10, 2003, relating to the consolidated financial statement schedule of Delmarva Power and Light Company, which appears in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP Philadelphia, PA March 28, 2003
Exhibit 23.5 Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-4 (Number 333-103408), the Registration Statements on Forms S-3 (Numbers 333-89938 and 333-100478) and the Registration Statements on Forms S-8 (Numbers 333-96673, 333-96675 and 333-96687) of Pepco Holdings, Inc. of our report dated February 10, 2003, relating to the financial statements of Atlantic City Electric Company, which appears in this Form 10-K. We also consent to the incorporation by reference of our report dated February 10, 2003, relating to the consolidated financial statement schedule of Atlantic City Electric Company, which appears in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP Philadelphia, PA March 28, 2003
Exhibit 23.6 Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (Number 333-59558) of Atlantic City Electric Transition Funding, LLC and we also hereby consent to the incorporation by reference in the Registration Statement on Form S-4 (Number 333-103408), the Registration Statements on Forms S-3 (Numbers 333-89938 and 333-100478) and the Registration Statements on Forms S-8 (Numbers 333-96673, 333-96675 and 333-96687) of Pepco Holdings, Inc. of our report dated February 10, 2003, relating to the financial statements of Atlantic City Electric Transitional Funding, LLC, which appears in this Form 10-K

PRICEWATERHOUSECOOPERS LLP Philadelphia, PA March 28, 2003
Report of Independent Accountants on Consolidated Financial Statement Schedule
To the Board of Directors of Pepco Holdings, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 10, 2003, except as to the twelfth and thirteenth paragraphs of Note 14 for which the date is March 4, 2003, appearing in the 2002 Annual Report on Form 10-K of Pepco Holdings, Inc. also included an audit of the consolidated financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP Washington, D.C. February 10, 2003
Report of Independent Accountants on Consolidated Financial Statement Schedule
To the Board of Directors of Potomac Electric Power Company

Our audits of the consolidated financial statements referred to in our report dated February 10, 2003, except as to the first and second paragraphs of Note 12 for which the date is March 4, 2003, appearing in the 2002 Annual Report on Form 10-K of Potomac Electric Power Company also included an audit of the consolidated financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP Washington, D.C. February 10, 2003
Report of Independent Accountants on Consolidated Financial Statement Schedule
To the Board of Directors of Conectiv

Our audits of the consolidated financial statements referred to in our report dated February 10, 2003, appearing in the 2002 Annual Report on Form 10-K of Conectiv also included an audit of the consolidated financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP Philadelphia, Pennsylvania February 10, 2003
Report of Independent Accountants on Consolidated Financial Statement Schedule
To the Board of Directors of Delmarva Power & Light Company

Our audits of the consolidated financial statements referred to in our report dated February 10, 2003, appearing in the 2002 Annual Report on Form 10-K of Delmarva Power and Light Company also included an audit of the consolidated financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP Philadelphia, Pennsylvania February 10, 2003
Report of Independent Accountants on Consolidated Financial Statement Schedule
To the Board of Directors of Atlantic City Electric Company

Our audits of the consolidated financial statements referred to in our report dated February 10, 2003, appearing in the 2002 Annual Report on Form 10-K of Atlantic City Electric Company also included an audit of the consolidated financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP Philadelphia, Pennsylvania February 10, 2003

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2003	PEPCO HOLDINGS, INC. ("Pepco Holdings") CONECTIV (Registrants) By /s/ JOHN M. DERRICK, JR. John M. Derrick, Jr., Chairman of the Board and Chief Executive Officer
March 28, 2003	POTOMAC ELECTRIC POWER COMPANY ("Pepco") (Registrant) By /s/ D. R. WRAASE Dennis R. Wraase, Chief Executive Officer
March 28, 2003	DELMARVA POWER & LIGHT COMPANY ("DPL") ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC ("ACE Funding") (Registrants) By /s/ T. S. SHAW Thomas S. Shaw, Chief Executive Officer, DPL Chairman, ACE Funding
March 28, 2003	ATLANTIC CITY ELECTRIC COMPANY ("ACE") (Registrant) By /s/ JOSEPH M. RIGBY Joseph M. Rigby, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the above named registrants and in the capacities and on the dates indicated:

/s/ JOHN M. DERRICK, JR. John M. Derrick, Jr.	Chairman, Chief Executive Officer and Director of Pepco Holdings, Inc. and Conectiv, and Chairman and Director of Pepco, DPL and ACE (Principal Executive Officer, Pepco Holdings, Inc. and Conectiv)	March 28, 2003
/s/ D. R. WRAASE Dennis R. Wraase	Chief Executive Officer of Pepco and Director of Pepco Holdings, Inc., Pepco, Conectiv, DPL and ACE (Principal Executive Officer, Pepco)	March 28, 2003
/s/ T. S. SHAW Thomas S. Shaw	Chief Executive Officer of DPL, Chairman of ACE Funding and Director of Pepco, Conectiv, DPL, ACE, and ACE Funding (Principal Executive Officer, DPL and ACE Funding)	March 28, 2003
/s/ JOSEPH M. RIGBY Joseph M. Rigby	President and Chief Executive Officer of ACE and Director of DPL and ACE (Principal Executive Officer of ACE)	March 28, 2003
/s/ A. W. WILLIAMS Andrew W. Williams

Senior Vice President and Chief Financial Officer of Pepco Holdings, Inc., Pepco, Conectiv, and DPL, Chief Financial Officer of ACE and Director of Pepco, Conectiv, DPL and ACE
(Principal Financial Officer of Pepco Holdings, Inc., Pepco, Conectiv, DPL and ACE)

March 28, 2003
/s/ JAMES P. LAVIN James P. Lavin

Vice President and Controller of Pepco Holdings, Inc., Pepco, Conectiv, and DPL, Controller of ACE, and Chief Financial Officer and Director of ACE Funding
(Principal Accounting Officer of Pepco Holdings, Inc., Pepco, Conectiv, ACE, DPL and ACE Funding)
(Principal Financial Officer of ACE Funding)

March 28, 2003

Signature	Title	Date
Edmund B. Cronin, Jr.* Edmund B. Cronin, Jr.	Director, Pepco Holdings, Inc.	March 28, 2003
Terence C. Golden	Director, Pepco Holdings, Inc.	March 28, 2003
George F. MacCormack* George F. MacCormack	Director, Pepco Holdings, Inc.	March 28, 2003
Richard B. McGlynn* Richard B. McGlynn	Director, Pepco Holdings, Inc.	March 28, 2003
Judith A. McHale* Judith A. McHale	Director, Pepco Holdings, Inc.	March 28, 2003
Floretta D. McKenzie* Floretta D. McKenzie	Director, Pepco Holdings, Inc.	March 28, 2003
Lawrence C. Nussdorf* Lawrence C. Nussdorf	Director, Pepco Holdings, Inc.	March 28, 2003
Peter F. O'Malley* Peter F. O'Malley	Director, Pepco Holdings, Inc.	March 28, 2003
Pauline A. Schneider* Pauline A. Schneider	Director, Pepco Holdings, Inc.	March 28, 2003
A. Thomas Young	Director, Pepco Holdings, Inc.	March 28, 2003
/s/ WILLIAM T. TORGERSON William T. Torgerson	Director, Pepco, Conectiv, DPL and ACE	March 28, 2003
/s/ B. S. GRAHAM Barbara S. Graham	Director of ACE Funding	March 28, 2003
/s/D. A. CHRISTIANSEN Dean A. Christiansen	Director of ACE Funding	March 28, 2003
/s/ O. F. Orlando Figueroa	Director of ACE Funding	March 28, 2003
*By: /s/ ELLEN SHERIFF ROGERS Ellen Sheriff Rogers Attorney-in-Fact		March 28, 2003

CERTIFICATIONS
I, John M. Derrick, Jr., Chief Executive Officer of Pepco Holdings, Inc., certify that:
1.	I have reviewed this annual report on Form 10-K of Pepco Holdings, Inc.
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003		/s/ JOHN M. DERRICK, JR. John M. Derrick, Jr. Chief Executive Officer
I, Andrew W. Williams, Chief Financial Officer of Pepco Holdings, Inc., certify that:
1.	I have reviewed this annual report on Form 10-K of Pepco Holdings, Inc.
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

CERTIFICATIONS
I, Dennis R. Wraase, Chief Executive Officer of Potomac Electric Power Company, certify that:
1.	I have reviewed this annual report on Form 10-K of Potomac Electric Power Company.
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003		/s/ D. R. WRAASE Dennis R. Wraase Chief Executive Officer
I, Andrew W. Williams, Chief Financial Officer of Potomac Electric Power Company, certify that:
1.	I have reviewed this annual report on Form 10-K of Potomac Electric Power Company.
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

CERTIFICATIONS
I, John M. Derrick, Jr., Chief Executive Officer of Conectiv, certify that:
1.	I have reviewed this annual report on Form 10-K of Conectiv.
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003		/s/ JOHN M. DERRICK, JR. John M. Derrick, Jr. Chief Executive Officer
I, Andrew W. Williams, Chief Financial Officer of Conectiv, certify that:
1.	I have reviewed this annual report on Form 10-K of Conectiv.
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

CERTIFICATIONS
I, Thomas S. Shaw, Chief Executive Officer of Delmarva Power & Light Company, certify that:
1.	I have reviewed this annual report on Form 10-K of Delmarva Power & Light Company.
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003		/s/ T. S. SHAW Thomas S. Shaw Chief Executive Officer
I, Andrew W. Williams, Chief Financial Officer of Delmarva Power & Light Company, certify that:
1.	I have reviewed this annual report on Form 10-K of Delmarva Power & Light Company.
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

CERTIFICATIONS
I, Joseph M. Rigby, Chief Executive Officer of Atlantic City Electric Company, certify that:
1.	I have reviewed this annual report on Form 10-K of Atlantic City Electric Company.
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003		/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Executive Officer
I, Andrew W. Williams, Chief Financial Officer of Atlantic City Electric Company, certify that:
1.	I have reviewed this annual report on Form 10-K of Atlantic City Electric Company.
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Chief Financial Officer

CERTIFICATIONS
I, Thomas S. Shaw, Chairman of Atlantic City Electric Transition Funding LLC, certify that:
1.	I have reviewed this annual report on Form 10-K of Atlantic City Electric Transition Funding LLC.
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003		/s/ T. S. SHAW Thomas S. Shaw Chairman
I, James P. Lavin, Chief Financial Officer of Atlantic City Electric Transition Funding LLC, certify that:
1.	I have reviewed this annual report on Form 10-K of Atlantic City Electric Transition Funding LLC.
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003		/s/ JAMES P. LAVIN James P. Lavin Chief Financial Officer

Exhibit 99.1
Certificate of Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. (pursuant to 18 U.S.C. Section 1350)

     I, John M. Derrick, Jr., Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Pepco Holdings, Inc., certify that, to the best of my knowledge, the Annual Report on Form 10-K of Pepco Holdings, Inc. for the year ended December 31, 2002, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pepco Holdings, Inc.

March 28, 2003	/s/ JOHN M. DERRICK, JR. John M. Derrick, Jr. Chief Executive Officer
March 28, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Pepco Holdings, Inc. and will be retained by Pepco Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.2
Certificate of Chief Executive Officer and Chief Financial Officer of Potomac Electric Power Company (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Potomac Electric Power Company, certify that, to the best of my knowledge, the Annual Report on Form 10-K of Potomac Electric Power Company for the year ended December 31, 2002, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Potomac Electric Power Company.

March 28, 2003	/s/ D. R. WRAASE Dennis R. Wraase Chief Executive Officer
March 28, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Potomac Electric Power Company and will be retained by Potomac Electric Power Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.3
Certificate of Chief Executive Officer and Chief Financial Officer of Conectiv (pursuant to 18 U.S.C. Section 1350)

     I, John M. Derrick, Jr., Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Conectiv, certify that, to the best of my knowledge, the Annual Report on Form 10-K of Conectiv for the year ended December 31, 2002, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Conectiv.

March 28, 2003	/s/ JOHN M. DERRICK, JR. John M. Derrick, Jr. Chief Executive Officer
March 28, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Conectiv and will be retained by Conectiv and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.4
Certificate of Chief Executive Officer and Chief Financial Officer of Delmarva Power & Light Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Delmarva Power & Light Company, certify that, to the best of my knowledge, the Annual Report on Form 10-K of Delmarva Power & Light Company for the year ended December 31, 2002, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Delmarva Power & Light Company.

March 28, 2003	/s/ T. S. SHAW Thomas S. Shaw Chief Executive Officer
March 28, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Delmarva Power & Light Company and will be retained by Delmarva Power & Light Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.5
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (pursuant to 18 U.S.C. Section 1350)

     I, Joseph M. Rigby, Chief Executive Officer, and I, Andrew W. Williams, Chief Financial Officer, of Atlantic City Electric Company, certify that, to the best of my knowledge, the Annual Report on Form 10-K of Atlantic City Electric Company for the year ended December 31, 2002, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

March 28, 2003	/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Executive Officer
March 28, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Company and will be retained by Atlantic City Electric Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.6
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Transition Funding, LLC (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, Chairman, and I, James P. Lavin, Chief Financial Officer, of Atlantic City Electric Transition Funding, LLC, certify that, to the best of my knowledge, the Annual Report on Form 10-K of Atlantic City Electric Transition Funding, LLC for the year ended December 31, 2002, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Transition Funding, LLC.

March 28, 2003	/s/ T. S. SHAW Thomas S. Shaw Chairman
March 28, 2003	/s/ JAMES P. LAVIN James P. Lavin Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Transition Funding, LLC and will be retained by Atlantic City Electric Transition Funding, LLC and furnished to the Securities and Exchange Commission or its staff upon request.

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
3.1.1	Pepco	Restated Articles of Incorporation and Articles of Restatement of Pepco
4.15	PHI	Issuing and Paying Agency Agreement between Potomac Capital Investment Corporation and The Bank of New York dated June 3, 1992
4.16	PHI	Issuing and Paying Agency Agreement between Potomac Capital Investment Corporation and The Bank of New York dated April 29, 1998
4.17	PHI	Issuing and Paying Agency Agreement between Potomac Capital Investment Corporation and The Bank of New York dated July 7, 2000
4.19	PHI	Form of 7.45% Note due August 15, 2032.
4.20	PHI	Form of 6.45% Note due August 15, 2012.
4.21	PHI	Form of 5.50% Note due August 15, 2007.
10.11	PHI	Employment Agreement of James P. Lavin
10.12	PHI Pepco	Form of Severance Agreement between Potomac Electric Power Company and certain employees
10.17	PHI	Pepco Holdings, Inc. Stock Compensation Plan for Directors
10.18	PHI	Pepco Holdings, Inc. Executive Performance Supplemental Retirement Plan
10.19	PHI	Pepco Holdings, Inc. Supplemental Executive Retirement Plan
10.20	PHI	Pepco Holdings, Inc. Supplemental Benefit Plan
10.21	PHI	Pepco Holdings, Inc. Revised and Restated Executive and Director Deferred Compensation Plan
10.22	PHI Pepco	Potomac Electric Power Company Director and Executive Deferred Compensation Plan
10.26	PHI Conectiv	Conectiv Supplemental Executive Retirement Plan
12.1	PHI	Statements Re: Computation of Ratios
12.2	Pepco	Statements Re: Computation of Ratios
12.3	Conectiv	Statements Re: Computation of Ratios
12.4	DPL	Statements Re: Computation of Ratios
12.5	ACE	Statements Re: Computation of Ratios
23.1	PHI	Consent of Independent Accountants
23.2	Pepco	Consent of Independent Accountants
23.3	Conectiv	Consent of Independent Accountants
23.4	DPL	Consent of Independent Accountants
23.5	ACE	Consent of Independent Accountants
23.6	ACEF	Consent of Independent Accountants
24	PHI	Power of Attorney
99.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.3	Conectiv	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.4	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.5	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.6	ACEF	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350