Form 10-Q
period 2003-03-31
PEPCO HOLDINGS INC
filed 2003-05-14
CIK 1135971

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2003
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
Pepco, Conectiv, DPL, ACE, and ACE Funding are not accelerated filers.

     Conectiv, DPL, ACE and ACE Funding meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at March 31, 2003
Pepco Holdings	170,439,536 ($.01 par value)
Pepco	100 ($.01 par value) (a)
Conectiv	100 ($.01 par value) (a)
DPL	1,000 ($2.25 par value) (b)
ACE	18,320,937 ($3 par value)(b)
ACE Funding	None (c)
(a)	As of August 1, 2002, all voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv.
(c)	All voting and non-voting common equity is owned by ACE.
DOCUMENTS INCORPORATED BY REFERENCE

     THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, CONECTIV, DPL, ACE, AND ACE FUNDING. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

THIS PAGE LEFT BLANK INTENTIONALLY

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.
	Registrants
Item	Pepco Holdings	Pepco	Conectiv	DPL	ACE	ACE Funding
Report of Independent Accountants	3	N/A	N/A	N/A	N/A	N/A
Consolidated Statements of Earnings	4	25	37	51	59	68
Consolidated Statements of Comprehensive Income	5	26	38	N/A	N/A	N/A
Consolidated Balance Sheets	6	27	39	52	60	69
Consolidated Statements of Cash Flows	8	29	40	54	62	70
Notes to Consolidated Financial Statements	9	30	42	55	63	71

THIS PAGE LEFT INTENTIONALLY BLANK.

Report of Independent Accountants
To the Shareholders and Board of Directors of Pepco Holdings, Inc.

We have reviewed the accompanying consolidated balance sheet of Pepco Holdings, Inc. and its subsidiaries (the Company) as of March 31, 2003, and the related consolidated statements of (loss) earnings and consolidated statements of comprehensive (loss) income for each of the three-month periods ended March 31, 2003 and 2002 and the consolidated statement of cash flows for the three-month periods ended March 31, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of earnings, and the consolidated statements of comprehensive income, and consolidated statements of cash flows for the year then ended (not presented herein), and in our report dated February 10, 2003, except as to Note (a) to Note 11 for which the date is February 28, 2003 and as to the eleventh and twelfth paragraphs of Note 15 for which the date is March 4, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP Washington, DC May 14, 2003

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS (Unaudited)

	Three Months Ended March 31,
	2003	2002
	(Millions, except $ per share data)
Operating Revenue
Pepco	$ 333.4	$316.1
Conectiv Power Delivery	640.9	-
Conectiv Energy	611.2	-
Pepco Energy Services	314.3	147.1
Other Non-Regulated	28.9	26.0
Total Operating Revenue	1,928.7	489.2

Operating Expenses
Fuel and purchased energy	1,297.2	255.7
Other operation and maintenance	373.6	87.2
Depreciation and amortization	104.0	37.9
Other taxes	62.0	45.5
Impairment losses	52.8	-
Total Operating Expenses	1,889.6	426.3

Operating Income	39.1	62.9

Other Income (Expenses)
Interest and dividend income	7.8	6.3
Interest expense	(88.5)	(31.4)
Loss from Equity Investments	(3.4)	(.4)
Other income	4.7	.6
Total Other (Expenses)	(79.4)	(24.9)

Preferred Stock Dividend Requirements of Subsidiaries	6.6	3.6

Income Tax (Benefit) Expense	(22.0)	11.1

Net (Loss) Income	$ (24.9)	$ 23.3

Average Common Shares Outstanding
Basic	170.0	107.1
Diluted	170.0	107.1

(Loss) Earnings Per Share of Common Stock
Basic	$(.15)	$.22
Diluted	$(.15)	$.22

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended March 31,
	2003	2002
	(Millions of Dollars)

Net (loss) income	$(24.9)	$23.3

Other comprehensive income, net of taxes:

Energy commodity derivative instruments designated as cash flow hedges

Unrealized gain from cash flow hedges net of reclassification adjustments and net of taxes of $4.4 million for the three months ended March 31, 2003	6.1	-

Marketable Securities

Unrealized gain on marketable securities net of reclassification adjustments and net of taxes of $.3 million and $1.4 million for the three months ended March 31, 2003 and 2002, respectively	.6	2.7

Treasury lock

Realized loss from treasury lock net of taxes of $2.7 million for the three months ended March 31, 2003	.3	-

Interest rate swap agreement designated as cash flow hedge

Unrealized (loss) gain from cash flow hedge net of reclassification adjustments and net of taxes of $.7 million and $1.6 million for the three months ended March 31, 2003 and 2002	(1.3)	3.0

Other comprehensive income, net of taxes	5.7	5.7

Comprehensive (loss)/income	$(19.2)	$29.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited at March 31, 2003)
ASSETS	March 31, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$94.4	$82.5
Restricted cash	14.3	16.3
Marketable securities	167.8	175.3
Accounts receivable, less allowance for uncollectible accounts of $30.3 million and $37.3 million, respectively	1,269.3	1,118.5
Fuel, materials and supplies-at average cost	224.5	254.9
Prepaid expenses and other	137.0	54.4

Total Current Assets	1,907.3	1,701.9

INVESTMENTS AND OTHER ASSETS
Goodwill	1,432.5	1,431.8
Regulatory assets, net	1,187.6	1,175.5
Investment in finance leases	1,096.2	1,091.6
Prepaid pension expense	121.8	124.9
Other	529.0	538.0

Total Investments and Other Assets	4,367.1	4,361.8

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	10,650.2	10,625.0
Accumulated depreciation	(3,889.2)	(3,827.0)

Net Property, Plant and Equipment	6,761.0	6,798.0

TOTAL ASSETS	$13,035.4	$12,861.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited at March 31, 2003)
LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2003	December 31, 2002
	(Millions of Dollars)

CURRENT LIABILITIES
Short-term debt	$1,385.4	$1,377.4
Accounts payable and accrued liabilities	673.9	638.8
Capital lease obligations due within one year	15.8	15.8
Interest and taxes accrued	76.0	63.4
Other	557.2	501.2
Total Current Liabilities	2,708.3	2,596.6

DEFERRED CREDITS
Income taxes	1,534.3	1,535.2
Investment tax credits	67.6	69.0
Other	426.8	432.0

Total Deferred Credits	2,028.7	2,036.2

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt	4,907.0	4,712.8
Capital lease obligations	118.6	119.6

Total Long-Term Debt and Capital Lease Obligations	5,025.6	4,832.4

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	220.0	290.0

PREFERRED STOCK
Serial preferred stock	35.3	35.3
Redeemable serial preferred stock	75.4	75.4
Total Preferred Stock	110.7	110.7

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $.01 and $1 par value, respectively- authorized 400,000,000 and 200,000,000 shares, respectively-issued 170,439,536 shares and 169,982,361 shares, respectively	1.7	1.7
Premium on stock and other capital contributions	2,220.3	2,212.0
Capital stock expense	(3.3)	(3.2)
Accumulated other comprehensive loss	(47.2)	(52.9)
Retained income	770.6	838.2
Total Shareholders' Equity	2,942.1	2,995.8

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,035.4	$12,861.7

The accompanying Notes are an integral part of these Consolidated Financial Statements

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2003	2002
	(Millions of Dollars)

OPERATING ACTIVITIES
Net (loss) income	$ (24.9)	$ 24.6
Adjustments to reconcile net (loss) income to net cash from (used by) operating activities:
Depreciation and amortization	104.0	37.9
Impairment loss	52.8	-
Changes in:
Accounts receivable	(42.3)	26.5
Regulatory assets, net	(22.1)	10.7
Prepaid expenses	(32.2)	(22.5)
Accounts payable and accrued payroll	(93.7)	(59.4)
Interest and taxes accrued	12.6	(20.4)
Net other operating activities	92.0	(8.1)
Net Cash From (Used By) Operating Activities	46.2	(10.7)

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(149.1)	(54.5)
Proceeds from/changes in:
Sales of marketable securities, net of purchases	8.2	3.3
Sales of other investments, net of purchases	7.5	(9.2)
Net other investing activities	8.0	(2.6)
Net Cash Used By Investing Activities	(125.4)	(63.0)

FINANCING ACTIVITIES
Dividends paid on preferred and common stock	(44.3)	(28.2)
Common stock issued for the Dividend Reinvestment Plan	6.6	-
Redemption of preferred stock	(70.0)	-
Reacquisition of the Company's common stock	-	(2.2)
Issuances of long-term debt	300.0	34.3
Reacquisitions of long-term debt	(112.5)	(40.0)
Issuances of short-term debt, net	15.5	45.5
Cost of issuances and financings	(3.1)	-
Net other financing activities	(1.1)	.3
Net Cash From Financing Activities	91.1	9.7

Net Increase (Decrease) In Cash and Cash Equivalents	11.9	(64.0)
Cash and Cash Equivalents at Beginning of Period	82.5	515.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 94.4	$451.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PEPCO HOLDINGS, INC.

     For additional information, other than the information disclosed in the Notes to Consolidated Financial Statements section herein, refer to Item 8. Financial Statements and Supplementary Data of the Company's 2002 Form 10-K.

(1) ORGANIZATION

     Pepco Holdings, Inc. (Pepco Holdings or the Company, formerly New RC, Inc.), a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), was incorporated under the laws of Delaware on February 9, 2001 for the purpose of effecting Potomac Electric Power Company's (Pepco) acquisition of Conectiv. In accordance with the terms of the merger agreement, upon the consummation of the merger on August 1, 2002, Pepco and Conectiv became wholly owned subsidiaries of Pepco Holdings. Additionally, Pepco, through a series of transactions, transferred its ownership interests in its pre-merger subsidiaries Potomac Capital Investment Corporation (PCI) and Pepco Energy Services, Inc. (Pepco Energy Services) to Pepco Holdings and PCI transferred its ownership interest in its pre-merger subsidiary Pepco Communications, Inc. (Pepcom) to Pepco Holdings. These transactions resulted in PCI, Pepco Energy Services, and Pepcom becoming wholly owned direct subsidiaries of Pepco Holdings. Additionally, PUHCA imposes certain restrictions on the operations of registered holding companies and their subsidiaries; therefore, Pepco Holdings has a subsidiary service company that provides a variety of support services to Pepco Holdings and its subsidiaries. The costs of the service company are directly assigned or allocated to Pepco Holdings' or its subsidiaries based on prescribed allocation factors listed in the service agreement filed with, and approved by, the Securities and Exchange Commission (SEC). Pepco Holdings manages its operations as described below.

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

Pepco

     Pepco is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Under settlements entered into with regulatory authorities, Pepco is required to provide default electricity supply (referred to as "standard offer service" or "SOS") at specified rates to customers in Maryland until July 2004 and to customers in Washington, D.C. until February 2005. Under a full requirements contract entered into in 2000 in connection with the purchase by Mirant Corporation of substantially all of Pepco's electricity generation assets, Mirant is obligated to supply Pepco with all of the capacity and energy needed to fulfill these standard offer service obligations at fixed prices that are lower than currently approved tariff rates that Pepco charges for providing such service. If Mirant were to fail to fulfill its supply obligations, Pepco would be required to seek one or more alternative sources of supply, which may include entry into long-term or short-term agreements, purchases on the spot market or a combination of such sources. A failure by Mirant could have a material adverse effect on our results of operations until the earlier of (1) the replacement of the Mirant supply with alternative sources of electricity on comparable terms and (2) the expiration of Pepco's specified rate standard offer service obligations; however, we do not believe that a Mirant default would have a material adverse impact on our financial condition.

     On April 29, 2003, the Maryland Public Service Commission (Maryland Commission) approved a settlement in Phase I of Maryland Case No. 8908 to extend the provision of SOS that allows local utilities to continue to supply customers with electricity after existing rate caps/freezes expire in July 2004 at market prices. Pepco will provide SOS to all residential customers from July 1, 2004 through May 31, 2008. There are no minimum stay provisions for residential customers, therefore they may stop and resume standard offer service at any time. Pepco will obtain power for the market rate standard offer service through a competitive wholesale bidding process.

Conectiv Power Delivery

     DPL is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia and provides gas distribution service in northern Delaware. Under regulatory settlements, DPL is required to provide standard offer electricity service at specified rates to residential customers in Maryland until July 2004 and to non-residential customers in Maryland until July 2003 and to provide default electricity service at specified rates to customers in Delaware until May 2006 and to customers in Virginia until January 2004 (which may be extended to July 2007). Conectiv Energy (described below) supplies all of DPL's standard offer and default service load requirements under a supply agreement that ends May 31, 2006. The terms of the supply agreement are structured to coincide with DPL's load requirements under each of its regulatory settlements. Conectiv Energy's resources for supplying DPL's standard offer and default service load include electricity generated by Conectiv Energy's plants and electricity purchased under long-term agreements or in the spot market. DPL purchases gas supplies for its customers from marketers and producers in the spot market and under short-term and long-term agreements.

     As discussed, on April 29, 2003, the Maryland Commission approved a settlement in Phase I of Maryland Case No. 8908 to extend the provision of standard offer service that allows local utilities to continue to supply customers with electricity after existing rate caps/freezes expire in July 2004 at market prices. DPL will provide SOS to all residential customers from July 1, 2004 through May 31, 2008. There are no minimum stay provisions for residential customers, therefore they may stop and resume standard offer service at any time. DPL will obtain power for the market rate standard offer service through a competitive wholesale bidding process.

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

     ACE formed Atlantic City Electric Transition Funding LLC (ACE Funding) during 2001. ACE Transition Funding is a wholly owned subsidiary of ACE. ACE Funding was organized for the sole purpose of purchasing and owning Bondable Transition Property (BTP), issuing transition bonds (Bonds) to fund the purchasing of BTP, pledging its interest in BTP and other collateral to the Trustee to collateralize the Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

Competitive Energy

     The competitive energy component of the Company's business is conducted through subsidiaries of Conectiv Energy Holding Company (collectively referred to herein as Conectiv Energy) and Pepco Energy Services.

Conectiv Energy

     Conectiv Energy supplies power to DPL and provides wholesale power and ancillary services to the Pennsylvania/New Jersey/Maryland (PJM) power pool. Conectiv Energy's generation asset strategy focuses on mid-merit plants with operating flexibility and multi-fuel capability that can quickly change their output level on an economic basis. Mid-merit plants generally are operated during times when demand for electricity rises and prices are higher. During the first quarter of 2003, Conectiv Energy had a loss of $92.3 million. Excluding the impact of the loss of $65.7 million on the cancellation of a combustion turbine contract, Conectiv Energy lost $26.6 million. The $26.6 million was primarily due to net trading losses that resulted from a dramatic rise in natural gas futures prices during February 2003. Pepco Holdings had previously reported a net trading loss of $20 million for February in the Form 8-K dated March 3, 2003. The additional net after-tax trading losses of approximately $6 million were incurred in January. The net trading loss of approximately $26.6 million is net of an after-tax gain of $15 million on the sale of a purchase power contract in February 2003. In response to the trading losses, in early March 2003, Pepco Holdings ceased all proprietary trading activities.

     As of March 31, 2003, Conectiv Energy owned and operated electric generating plants with 3,006 MW of capacity. In January 2002, Conectiv Energy began construction of a 1,100 MW combined cycle plant with six combustion turbines at a site in Bethlehem, Pennsylvania that is expected to become fully operational in stages that added 306 MW in 2002 (resulting from the installation of three CTs), 279 MW in the first quarter of 2003 (resulting from the installation of an additional two CTs and an upgrade of the CTs installed during 2002) and is expected to add an additional 505 MW of capacity by the end of 2003 (resulting from the installation of an additional CT and two waste heat recovery boilers and steam generating units).

     Conectiv Energy had entered into contracts for the delivery of seven combustion turbines (CTs). These contracts included one with General Electric for the purchase of four CTs (the GE CTs). Through April 25, 2003, payments totaling approximately $131 million have been made for the GE CTs. As part of the acquisition of Conectiv by Pepco Holdings in August of 2002, the book value related to the CTs and associated equipment (including the payments already made as well as the future payments called for under the contracts) was adjusted downward by approximately 35%, to the then-fair market value. Approximately $54 million of the August fair value adjustment was related to the GE CTs, and another $4 million of the adjustment was related to ancillary equipment. The adjustment was recorded by Pepco Holdings and was not pushed down to, and recorded by, Conectiv.

     Pepco Holdings has previously reported that, in light of continuing declines in wholesale energy prices, further analysis of energy markets and projections of future demand for electricity, among other factors, Conectiv Energy was considering all of its options, including further delaying delivery of equipment, delaying construction, selling the equipment and canceling equipment orders. Because of uncertainty in the energy markets, the decline in the market for CTs and the current high level of capacity reserves within the PJM power pool, Conectiv Energy provided notice to General Electric canceling the contract for delivery of the GE CTs. The net unfavorable impact on Pepco Holdings of this cancellation, recorded in the first quarter 2003, is $52.8 million before tax, $31.1 million after tax, comprised of the fees associated with cancellation of the GE CTs, all associated site development and engineering costs and the costs associated with cancellation of ancillary equipment orders. The unfavorable impact of the cancellation specified above is also net of over $51 million in cash associated with pre-payments on the GE CT orders, which General Electric is required to refund as a result of the cancellation. There will be a positive cash impact in the second quarter related to this refund. The cancellation of the GE CTs and associated equipment is one of the steps being taken by the company to proactively deal with the risks it would otherwise have in the merchant energy sector.

     After the cancellation of the four General Electric CTs discussed above, Conectiv Energy continues to own three CTs which were delivered in 2002. The CTs have a carrying value of $52.5 million when adjusted to reflect the fair market adjustment made at the time Conectiv was acquired by Pepco Holdings. This fair market value adjustment was recorded by Pepco Holdings and was not pushed down to, and recorded by Conectiv. Due to the decline in wholesale energy prices, further analysis of energy markets and projections of future demand for electricity, among other factors, Conectiv delayed the construction and installation of these CTs. Whether these turbines will be installed and the actual location and timing of the construction and installation will be determined by market demand or transmission system needs and requirements.

Pepco Energy Services

     Pepco Energy Services provides retail electricity and natural gas to residential, commercial, industrial and governmental customers in the District of Columbia and states in the mid-Atlantic region. Pepco Energy Services also provides integrated energy management solutions to commercial, industrial and governmental customers, including energy-efficiency contracting, development and construction of "green power" facilities, equipment operation and maintenance, fuel management, and home service agreements. In addition, Pepco Energy Services owns electricity generation plants with approximately 800 MW of peaking capacity, the output of which is sold in the wholesale market. Pepco Energy Services also purchases and sells electricity and natural gas in the wholesale markets to support its commitments to its retail customers.

Other Non-Regulated
This component of Pepco Holdings' business is conducted primarily through its subsidiaries PCI and Pepcom.
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

Pepcom

     Pepcom owns a 50% interest in Starpower Communications, LLC (Starpower), a joint venture with RCN Corporation, which provides cable and telecommunication services to households in the Washington, D.C. area.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Pepco Holdings and its wholly owned subsidiaries. All intercompany balances and transactions between subsidiaries have been eliminated. Investments in entities in which Pepco Holdings has a 20% to 50% interest are accounted for using the equity method of accounting. Under the equity method, investments are initially carried at cost and subsequently adjusted for the Company's proportionate share of the investees' undistributed earnings or losses and dividends. Ownership interests in other entities of less than 20% are accounted for using the cost method of accounting. Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Consolidated Financial Statement Composition

     The information furnished in the accompanying consolidated financial statements reflects all adjustments (which consist only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the interim periods presented.

     The accompanying consolidated statements of earnings, consolidated statements of comprehensive income, and consolidated statements of cash flows for the three months ended March 31, 2003 include Pepco Holdings and its subsidiaries results for the full period. However, these statements for the three months ended March 31, 2002, as previously reported by Pepco, include only the consolidated operations of Pepco and its pre-merger subsidiaries. Accordingly, due to the application of the purchase method of accounting that was used to record the merger transaction, the consolidated balances included in the statements referred to above for the three months ended March 31, 2003 and 2002 are not comparable. The amounts presented in the accompanying consolidated balance sheets are comparable as both periods presented reflect the impact of the merger transaction.

For additional information refer to the pro forma financial information contained herein in Note 5. Pro Forma Information.
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

Energy Trading Activities

     In 2002, the EITF issued a pronouncement entitled EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Beginning with July 2002, all of their trades were recorded net in accordance with EITF 02-3 and therefore no reclassification was required for activities after July 2002. Accordingly, no revenue or expense reclassifications are required for Conectiv Energy's portion of Pepco Holdings' results. However, Pepco Energy Services' revenues decreased from $157.1 million to $147.1 million for the three months ended March 31, 2002. There is no impact on Conectiv Energy's or Pepco Energy Services' overall financial condition or net results of operations as a result of the implementation of EITF 02-3.

Severance Costs

     Through December 31, 2002, Pepco Holdings accounted for its subsidiaries' severance costs in accordance with the provisions of EITF No. 94-3 (EITF 94-3) "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." For any activities after January 1, 2003, Pepco Holdings will apply the provisions of newly issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

     During 2002, Pepco Holdings' management approved initiatives by Pepco and Conectiv to streamline their operating structure by reducing the number of employees at each company. These initiatives met the criteria for the accounting treatment provided under EITF 94-3. As of December 31, 2002, Pepco Holdings accrued $23.2 million of severance costs in connection with the plan. These costs relate to 274 employees. Pepco Holdings expects to pay all severance costs by the end of 2003.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which was adopted by Pepco Holdings on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. Based on the implementation of SFAS No. 143, at March 31, 2003, $249 million in asset removal costs that are not legal obligations pursuant to the statement ($175.5 million for DPL and $73.5 million for Pepco) and $245.3 million at December 31, 2002 ($173.2 million for DPL and $72.1 million for Pepco) have been accrued and are embedded in accumulated depreciation in the accompanying consolidated balance sheets.

     Pepco Holdings and its subsidiaries have applied the provisions of FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to their agreements that contain guarantee clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligation it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of March 31, 2003, Pepco Holdings and its subsidiaries did not have material obligations under guarantees issued or modified after December 31, 2002, which are required to be recognized as a liability on the balance sheet. Refer to Note 4. Commitments and Contingencies, herein, for a summary of Pepco Holdings' guarantees and other commitments.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses consolidation and/or disclosure by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to finance their activities without additional subordinated support from other parties, or (2) the equity investors lack voting rights, the obligation to absorb expected losses or the right to fully receive expected residual returns. Pepco Holdings does not have an interest in any entities that require disclosure or consolidation as a result of adopting the provisions of FIN 46.

(3) SEGMENT INFORMATION

     Based on the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," Pepco Holdings' management has identified the following reportable segments: Pepco, Conectiv Power Delivery, Conectiv Energy, Pepco Energy Services, and Other Non-Regulated. Intercompany (intersegment) revenues and expenses are not eliminated at the segment level for purposes of presenting segment financial results. Elimination of these intercompany amounts is accomplished for Pepco Holdings' consolidated results through the "Corporate and Other" column. Segment financial information for the three months ended March 31, 2003 and 2002 is as follows.

	March 31, 2003 (a) (In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	(b) Corp. & Other	PHI Cons.
Operating Revenue	$ 333.4	$ 642.3	$ 831.3	$316.0	$ 33.0	$(227.3)	$1,928.7
Operating Expense	278.3	569.4	983.3 (c)	323.1	10.6	(275.1)	1,889.6
Operating (Loss) Income	55.1	72.9	(152.0)	(7.1)	22.4	47.8	39.1
Net Income (Loss)	$ 20.1	$ 30.6	$ (92.3)(c)	$ (4.5)	$ 8.5	$ 12.7	$ (24.9)
Total Assets	$3,558.7	$4,464.4	$2,212.5	$321.6	$1,628.7	$ 849.5	$13,035.4

(a)

These amounts reflect the operating results of PHI and its subsidiaries for the full three month period ended March 31, 2003. These amounts are not comparable with the three months ended March 31, 2002 results presented on the following page, which include only the results of Pepco and its pre-merger subsidiaries, as previously reported by Pepco.

(b)

"Corporate & Other" primarily includes the elimination of all intercompany operating revenues and expenses. In addition, operating expense includes the reversal of a purchase accounting adjustment related to the cancellation of the Conectiv Energy CTs of $57.9 million ($34.6 million after tax), as well as unallocated PHI (parent company) capital costs, such as acquisition financing costs as well as depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002.

(c)	Operating expense includes $110.7 million related to the cancellation of the CT contract. Net loss reflects the after-tax impact of the cancellation of $65.7 million.

	March 31, 2002 (a)
	(In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	(b) Corp. & Other	PHI Cons.
Operating Revenue	$ 316.1	$-	$-	$147.1	$ 28.6	$ (2.6)	$ 489.2
Operating Expense	266.6	-	-	150.6	11.7	(2.6)	426.3
Operating Income (loss)	49.5	-	-	(3.5)	16.9	-	62.9
Net Income (loss)	$ 16.8	$-	$-	$ (2.1)	$ 8.6	$ -	$ 23.3
Total Assets	$4,423.6	$-	$-	$217.5	$1,277.8	$(666.0)	$5,252.9

(a)

These amounts reflect only the operations of Pepco and its pre-merger subsidiaries, as previously reported by Pepco. These amounts are not comparable with the three months ended March 31, 2003 results presented on the previous page, which include PHI and its subsidiaries results for the entire first quarter of 2003.

(b)	"Corporate & Other" represents the elimination of intercompany rent paid by Pepco to PCI for Pepco's lease of office space in an office building owned by PCI.

(4) COMMITMENTS AND CONTINGENCIES
Rate Changes

     On February 3, 2003, ACE filed a petition with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution rates in New Jersey. The petition seeks a rate increase of approximately of $68.4 million in electric delivery revenues, which equates to an increase in average total electricity rates of 6.9 percent overall. The filing requests a continuation of the currently authorized 12.5% ROE as well as the recovery of several regulatory assets, including carrying costs, over a four-year period. This is the first increase requested for electric distribution rates since 1992. ACE's Petition requested that this increase be made effective for service rendered on and after August 1, 2003. ACE cannot predict at this time the outcome of this filing.

     On March 31, 2003, DPL filed with the Delaware Public Service Commission for a gas base rate increase of $16.8 million, or an increase of 12.7% in total operating revenue. The filing includes a request for a ROE of 12.5%. DPL is currently authorized a ROE of 11.5% in Delaware. This is the first increase requested for its gas distribution since 1994. The Commission suspended the requested increase pending evidentiary hearings, so the Company will exercise its statutory right to place an interim base rate increase of 1.9% into effect on May 30, 2003.

Securitization

     On January 31, 2003, ACE filed a petition with the NJBPU seeking an administrative determination of stranded costs associated with the B. L. England ("BLE") generating facility. The net after tax stranded costs included in the petition were approximately $151 million. An administrative determination of the stranded costs is needed due to the cancelled sale of the plant.

     On February 5, 2003, the NJBPU issued an order on its own initiative seeking input from Atlantic and the Ratepayer Advocate within 10 days as to whether and by how much to cut the 13% pre-tax return that Atlantic is currently authorized to earn on BLE. Atlantic responded on February 18th with arguments that: 1) reduced costs to ratepayers could be achieved legally through timely approvals by the NJBPU of the stranded cost filing made by Atlantic on January 31, 2003, and a securitization filing made the week of February 10; and 2) it would be unlawful, perhaps unconstitutional, and a breach of settlement and prior orders for the NJBPU to deny a fair recovery on prudently incurred investment and to do so without evidentiary hearings or other due process. On April 21, 2003, the NJBPU issued an order making the return previously allowed on BLE interim, as of the date of the order, and directing that the issue of the appropriate return for BLE be included in the stranded cost proceeding.

     On February 14, 2003, ACE filed a Bondable Stranded Costs Rate Order Petition with the NJBPU. The petition requests authority to issue $160 million of Transition Bonds to finance the recovery of stranded costs associated with BLE. This proceeding should move in parallel with the proceeding filed in January seeking an administrative determination of the stranded costs associated with BLE.

Restructuring Deferral

     On August 1, 2002, in accordance with the provisions of New Jersey's Electric Discount and Energy Competition Act ("the Act") and the NJBPU Final Decision and Order concerning the restructuring of ACE's electric utility business, ACE petitioned the NJBPU for a $71.6 million, or 8.4% annualized increase in electric rates, to be effective on August 1, 2003. This proposed rate increase is required to recover deferred costs incurred by ACE, as a result of the NJBPU's implementation of the Act. The deferred costs were incurred by ACE over the four-year period August 1999 through July 31, 2003. The requested increase is required to permit ACE to recover its deferred costs over a four-year period beginning August 1, 2003 and to reset its rates as so an under-recovery of certain costs is no longer embedded in ACE's rates. ACE's recovery of the deferred costs is subject to review and approval by the NJBPU in accordance with the Act. Hearings related to this filing were held in February 2003. Briefs were filed on March 21, 2003 and Reply Briefs filed on April 7, 2003. An Initial Decision by the Administrative Law Judge is expected by June 1, 2003. It is anticipated that the NJBPU will render its decision of this proceeding by August 1, 2003.

Pepco Regulatory Contingencies

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's D.C. Commission approved divestiture settlement that provided for a sharing of any net proceeds from the sale of its generation related assets. A principal issue in the case is whether a sharing between customers and shareholders of the excess deferred income taxes and accumulated deferred investment tax credits associated with the sold assets would violate the normalization provisions of the Internal Revenue Code and implementing regulations. On March 4, 2003, the Internal Revenue Service (IRS) issued a notice of proposed rulemaking (NOPR) that is relevant to that principal issue. Comments on the NOPR must be filed by June 2, 2003, and the IRS will hold a public hearing on June 2, 2003. Three of the parties in the case filed comments urging the D. C. Commission to decide the tax issues now on the basis of the proposed rule. Pepco filed comments in reply to those comments, in which Pepco stated that the courts have held and the IRS has stated that proposed rules are not authoritative and that no decision should be issued on the basis of proposed rules. Instead, Pepco argued that the only prudent course of action is for the D.C. Commission to await the issuance of final regulations relating to the tax issues and then allow the parties to file supplemental briefs on the tax issues. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential exists that Pepco could be required to make additional gain sharing payments to D.C. customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial condition. It is impossible to predict when the D.C. Commission will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002 and Pepco is awaiting a Proposed Order from the Hearing Examiner. The principal issue in the case is the same normalization issue that was raised in the D.C. case. On March 4, 2003, the IRS issued a NOPR that could be relevant to that principal issue. Comments on the NOPR must be filed by June 2, 2003, and the IRS will hold a public hearing on June 25, 2003. Following the filing of comments by Pepco and two other parties, the Hearing Examiner on April 8, 2003: (1) postponed his earlier decision establishing briefing dates on the question of the impact of the proposed rules on the tax issues until after the June 25, 2003 public hearing:(2) allowed the Staff of the Commission and any other parties to submit motions by April 21, 2003 relating to the interpretation of current tax law as set forth in the preamble to the proposed rules and the effect thereof on the tax issues; and (3) allowed Pepco and any other party to file a response to any motion filed by Staff and other parties by April 30, 2003. Staff filed a motion on April 21, 2003, in which it argued that immediate flow through to customers of a portion of the excess deferred income taxes and accumulated deferred investment tax credits can be authorized now based on the IRS NOPR. Pepco filed a response in opposition to Staff's motion on April 30, 2003, in which, among other things, Pepco argued that no action should be taken on the basis of proposed regulations because, as Pepco stated in a similar pleading in the District of Columbia divestiture proceeds case, proposed regulations are not authoritative. The Hearing Examiner will issue a ruling on Staff's motion, although there is no time within which he must issue a ruling. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential also exists that Pepco would be required to make additional gain sharing payments to Maryland customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial condition. It is impossible to predict when the Hearing Examiner or the Maryland Commission will issue their decisions.

Third Party Guarantees

     As of March 31, 2003, Pepco Holdings and its subsidiaries were a party to a variety of agreements pursuant to which they were a guarantor for credit facilities, standby letters of credit, performance residual value, and other commitments and obligations` as follows:

At March 31, 2003, Pepco Holdings and its subsidiaries has $499.9 million of obligations to third parties. The detail of these obligations is summarized below:
	Guarantor
	PHI	Pepco	Conectiv	PCI	Total
Energy trading obligations of Conectiv Energy (1)	$108.0	-	$102.5	-	$210.5
Energy procurement obligations of Pepco Energy Services (1)	46.9	-	-	-	46.9
Standby letters of credit of Pepco Holdings (2)	67.5	-	-	-	67.5
Guaranteed lease residual values (3)	-	.5	6.1	-	6.6
Credit facility obligations of Pepco Energy Services (4)	61.5	-	-	-	61.5
Construction performance guarantees (5)	56.8	-	15.7	-	72.5
Other (6)	-	-	27.7	6.7	34.4
Total	$340.7	$0.5	$152.0	$6.7	$499.9
1.

Pepco Holdings and Conectiv have contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counter parties related to routine energy trading and procurement obligations, including requirements under BGS contracts for ACE.

2.

Pepco Holdings has issued standby letters of credit of $67.5 million on behalf of subsidiaries operations related to Conectiv Energy's competitive energy activities and third party construction performance. These standby letters of credit were put into place in order to allow the subsidiaries flexibility needed to conduct business with counterparties without having to post substantial cash collateral. While the exposure under these standby letters of credit is $67.5 million, Pepco Holdings does not expect to fund the full amount. As of March 31, 2003, the fair value of obligations under these standby letters of credit was not recorded in the Consolidated Balance Sheets.

3.

Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of March 31, 2003, obligations under the guarantees were approximately $6.6 million ($6.1 million by DPL and ACE). Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantee have not been made by the company as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of requiring payment under the guarantee is remote.

4.

Pepco Holdings has issued a guarantee on behalf of a subsidiary's 50% unconsolidated investment in a partnership, for repayment of borrowings under a credit facility of approximately $61.5 million. The maximum potential future payments that could be required to be made for guaranteeing the repayment of borrowings under the credit facility are $75.0 million. There are no obligations related to the borrowings under the credit facility.

5.

Pepco Holdings has performance obligations of $56.8 million related to Pepco Energy Services' performance obligations for construction and operations services. Pepco Energy Services is meeting all of its obligations for construction and operations contracts. Conectiv has performance obligations of $15.7 million relating to obligations to third party suppliers of CTs.

6.	Other guarantees comprise:
o

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications LLC. In addition, it has agreed to Indemnify RCN for 50% of any payments RCN makes under the Starpower franchise and construction performance bonds.  As of March 31, 2003, the guarantees cover the remaining $4.3 million in rental obligations and $2.4 million in franchise and construction performance bonds issued.

o

Other Conectiv obligations include a commitment for a bond payment issued by a subsidiary of $14.7 million and a subsidiary building lease of $4.6 million. Conectiv does not expect to fund the full amount of the exposure under these guarantees.

(5) PRO FORMA INFORMATION

     Due to the completion of Pepco Holdings merger with Conectiv on August , 2002, the accompanying consolidated financial statements include Conectiv and its pre merger subsidiaries operating results commencing on August 1, 2002. Accordingly, as discussed in Note (2) Summary of Significant Accounting Policies, herein, Pepco Holdings' consolidated operating results for the quarter ended March 31, 2003 are not comparable with the corresponding period in 2002.

     The following pro forma information for Pepco Holdings for the three months ended March 31, 2002, which is based on unaudited data, gives effect to the Company's merger with Conectiv as if it had been completed on January 1, 2002. This information does not reflect future revenues or cost savings that may result from the merger and is not indicative of actual results of operations had the merger occurred at the beginning of the period presented or of results that may occur in the future.

For the Three Months Ended March 31, 2002 (In Millions, except Share Data)
Operating Revenue	$1,551.0
Net Income	41.9
Earnings per Share of Common Stock	$.26

     The primary pro forma adjustments were related to interest expense incurred on acquisition debt and interest income on existing funds used to partially fund the acquisition. Additionally, included in the calculation of pro forma net income presented above is an after-tax gain of $9.4 million related to an asset divestiture. Pro forma weighted average shares outstanding for the 2002 quarter were 163.4 million shares.

(6) DEBT
On January 15, 2003, ACE redeemed at maturity $20.0 million of secured 6% Medium Term Notes.
On January 27, 2003, ACE redeemed at maturity $10.0 million of secured 7.16% Medium Term Notes, $8.0 million of secured 7.19% Medium Term Notes, and $2.0 million of secured 7.20% Medium Term Notes.
On February 28, 2003, ACE redeemed 2,800,000 shares, or $70.0 million, of its $25 per share, 8.25% preferred trust securities.

     On March 24, 2003, ACE redeemed $19.5 million of secured 7.98% Medium Term Notes due 5/19/2004, $10.5 million of 7.97% Medium Term Notes due 5/19/2004, and $28.0 million of 7.125% Medium Term Notes due 2/02/2004.

On May 1, 2003, DPL redeemed $32.0 million of 8.15% First Mortgage Bonds due October 1, 2015.

THIS PAGE LEFT INTENTIONALLY BLANK.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended March 31,
	2003	2002
	(Millions of Dollars)
Operating Revenue
Utility	$333.4	$316.1
Competitive	-	173.1
Total Operating Revenue	333.4	489.2
Operating Expenses
Fuel and purchased energy	134.2	255.7
Other operation and maintenance	59.7	87.2
Depreciation and amortization	39.5	37.9
Other taxes	45.0	45.5
Total Operating Expenses	278.4	426.3
Operating Income	55.0	62.9
Other Income (Expenses)
Interest and dividend income	1.8	6.3
Interest expense	(19.3)	(31.4)
Loss from Equity Investments, principally a Telecommunication Entity	-	(.4)
Other (expense) income	(2.6)	.6
Total Other Expenses	(20.1)	(24.9)

Distributions on Preferred Securities of Subsidiary Trust	2.3	2.3

Income Tax Expense	12.6	11.1

Net Income	20.0	24.6

Dividends on Preferred Stock	1.2	1.3

Earnings Available for Common Stock	$ 18.8	$ 23.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended March 31,
	2003	2002
	(Millions of Dollars)
Net income	$20.0	$24.6

Other comprehensive income, net of taxes:

Marketable Securities

Unrealized gain on marketable securities net of reclassification adjustments and net of taxes of $1.4 million for the three months ended March 31, 2002	-	2.7

Interest rate swap agreement designated as cash flow hedge

Unrealized gain from cash flow hedge net of reclassification adjustments and net of taxes of $1.6 million for the three months ended March 31, 2002	-	3.0

Other comprehensive income, net of taxes	-	5.7

Comprehensive income	$20.0	$30.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited at March 31, 2003)
March 31, 2003		December 31, 2002
ASSETS
(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$17.6	$ 13.9
Accounts receivable, less allowance for uncollectible accounts of $3.7 million and $3.6 million	375.8	373.4
Fuel, materials and supplies - at average cost	38.9	37.8
Prepaid expenses and other	24.4	10.2
Total Current Assets	456.7	435.3
INVESTMENTS AND OTHER ASSETS
Regulatory assets, net	3.1	-
Prepaid pension expense	177.3	182.3
Other	110.9	108.5
Total Investments and Other Assets	291.3	290.8
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,588.6	4,550.0
Accumulated depreciation	(1,777.9)	(1,739.7)
Net Property, Plant and Equipment	2,810.7	2,810.3
TOTAL ASSETS	$3,558.7	$3,536.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited at March 31, 2003)
	March 31, 2003	December 31, 2002
LIABILITIES AND SHAREHOLDER'S EQUITY
(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$ 86.1	$ 90.0
Accounts payable and accrued liabilities	181.9	167.4
Capital lease obligations due within one year	15.6	15.6
Interest and taxes accrued	67.4	57.6
Other	178.2	164.4
Total Current Liabilities	529.2	495.0
DEFERRED CREDITS
Regulatory liabilities, net	-	15.9
Income taxes	593.2	589.4
Investment tax credits	22.1	22.6
Other	26.5	28.1
Total Deferred Credits	641.8	656.0

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt	1,083.7	1,083.5
Capital lease obligations	117.7	118.7
Total Long-Term Debt and Capital Lease Obligations	1,201.4	1,202.2
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	125.0	125.0

PREFERRED STOCK
Serial preferred stock	35.3	35.3
Redeemable serial preferred stock	47.5	47.5
Total Preferred Stock	82.8	82.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, - issued 100 shares	-	-
Premium on stock and other capital contributions	507.6	507.6
Capital stock expense	(1.1)	(1.1)
Retained income	472.0	468.9
Total Shareholder's Equity	978.5	975.4

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,558.7	$3,536.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2003	2002
	(Millions of Dollars)

OPERATING ACTIVITIES
Net income	$ 20.0	$ 24.6
Adjustments to reconcile net income to net cash from (used by) operating activities:
Depreciation and amortization	39.5	37.9
Changes in:
Accounts receivable	(2.4)	26.5
Regulatory assets, net	(5.6)	10.7
Prepaid expenses	(14.2)	(22.5)
Accounts payable and accrued payroll	14.5	(59.4)
Interest and taxes accrued	9.8	(20.4)
Net other operating activities	4.3	(8.1)

Net Cash From (Used By) Operating Activities	65.9	(10.7)

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(41.4)	(54.5)
Proceeds from/changes in:
Sales of marketable securities, net of purchases	-	3.3
Sales of other investments, net of purchases	-	9.2
Net other investing activities	-	(2.6)
Net Cash Used By Investing Activities	(41.4)	(63.0)

FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(15.7)	-
Dividends paid on preferred and common stock	(1.2)	(28.2)
Reacquisition of the Company's common stock	-	(2.2)
Issuances of long-term debt	-	34.3
Reacquisitions of long-term debt	-	(40.0)
Issuances (repayments) of short-term debt, net	(3.9)	45.5
Net other financing activities	-	.3
Net Cash (Used By) From Financing Activities	(20.8)	9.7

Net Increase (Decrease) In Cash and Cash Equivalents	3.7	(64.0)
Cash and Cash Equivalents at Beginning of Period	13.9	515.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 17.6	$451.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
POTOMAC ELECTRIC POWER COMPANY

     For additional information, other than the information disclosed in the Notes to Consolidated Financial Statements section herein, refer to Item 8. Financial Statements and Supplementary Data of the Company's 2002 Form 10-K.

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

     Pepco is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Under settlements entered into with regulatory authorities, Pepco is required to provide default electricity supply (referred to as "standard offer service" or "SOS") at specified rates to customers in Maryland until July 2004 and to customers in Washington, D.C. until February 2005. Under a full requirements contract entered into in 2000 in connection with the purchase by Mirant Corporation of substantially all of Pepco's electricity generation assets, Mirant is obligated to supply Pepco with all of the capacity and energy needed to fulfill these standard offer service obligations at fixed prices that are lower than currently approved tariff rates that Pepco charges for providing such service. If Mirant were to fail to fulfill its supply obligations, Pepco would be required to seek one or more alternative sources of supply, which may include entry into long-term or short-term agreements, purchases on the spot market or a combination of such sources. A failure by Mirant could have a material adverse effect on our results of operations until the earlier of (1) the replacement of the Mirant supply with alternative sources of electricity on comparable terms and (2) the expiration of Pepco's specified rate standard offer service obligations; however, we do not believe that a Mirant default would have a material adverse impact on our financial condition.

     On April 29, 2003, the Maryland Public Service Commission (Maryland Commission) approved a settlement in Phase I of Maryland Case No. 8908 to extend the provision of SOS that allows local utilities to continue to supply customers with electricity after existing rate caps/freezes expire in July 2004 at market prices. Pepco will provide SOS to all residential customers from July 1, 2004 through May 31, 2008. There are no minimum stay provisions for residential customers, therefore they may stop and resume standard offer service at any time. Pepco will obtain power for the market rate standard offer service through a competitive wholesale bidding process.

     Prior to the August 1, 2002 merger, Pepco was also engaged in the management of a diversified financial investments portfolio and the supply of energy products and services in competitive retail markets. These activities were performed through the Company's wholly owned unregulated subsidiary at that time, POM Holdings, Inc. (POM) which until August 1, 2002, was the parent company of two wholly owned subsidiaries, Potomac Capital Investment Corporation (PCI) and Pepco Energy Services, Inc. (Pepco Energy Services). PCI managed the Company's financial investment portfolio and Pepco Energy Services provided competitive energy products and services. PCI's investment in Starpower Communications, LLC, which provides cable and telecommunication services in the Washington, D.C. area, is owned by its wholly owned subsidiary Pepco Communications, Inc. (Pepcom). After the merger, the stock of PCI, Pepco Energy Services, and Pepcom was distributed as a dividend to Pepco Holdings, which resulted in Pepco Holdings becoming the new parent company of PCI, Pepco Energy Services, and Pepcom.

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

     As a result of the merger transaction the accompanying consolidated statements of earnings and the consolidated statements of cash flows for the three months ended March 31, 2003 include only Pepco's utility operations. These statements for the three months ended March 31, 2002, as previously reported by Pepco, include the consolidated operations of Pepco and its pre-merger subsidiaries, for the entire period. Accordingly, the financial statements referred to above for the three months ended March 31, 2003, are not comparable with the 2002 amounts.

     The amounts presented in the accompanying consolidated balance sheets are comparable as both periods presented reflect the impact of the merger transaction. Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by the Company include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, unbilled revenue, and pension assumptions. Although Pepco believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Energy Trading Reclassifications

     In 2002, the Emerging Issues Task Force issued a pronouncement entitled EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Beginning with July 2002, all trades were recorded net in accordance with EITF 02-3. However, Pepco Energy Services' revenues decreased from $157.1 million to $147.1 million for the three months ended March 31, 2002. There is no impact on Pepco's overall financial condition or net results of operations as a result of the implementation of EITF 02-3.

Severance Costs

     Through December 31, 2002, Pepco accounted for its subsidiaries' severance costs in accordance with the provisions of EITF No. 94-3
(EITF 94-3) "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." For any activities after January 1, 2003, Pepco will apply the provisions of newly issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

     During 2002, Pepco's management approved initiatives by Pepco to streamline its operating structure by reducing the number of employees. These initiatives met the criteria for the accounting treatment provided under EITF 94-3. As of December 31, 2002, Pepco accrued $17.5 million of severance costs in connection with the plan. These costs relate to 196 employees. Pepco expects to pay all severance costs by the end of 2003.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which was adopted by Pepco on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. Pepco identified $73.5 million and $72.1 million in asset removal costs at March 31, 2003 and December 31, 2002, respectively, that are not legal obligations pursuant to the statement. These removal costs have been accrued and are embedded in accumulated depreciation in the accompanying consolidated balance sheets.

     Pepco has applied the provisions of FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to its agreements that contain guarantee clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligation it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

As of March 31, 2003, Pepco was not party to any material guarantees that required disclosure or recognition as a liability on its balance sheet.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses consolidation and/or disclosure by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to finance their activities without additional subordinated support from other parties, or (2) the equity investors lack voting rights, the obligation to absorb expected losses or the right to fully receive expected residual returns. Pepco does not have an interest in any entities that require disclosure or consolidation as a result of adopting the provisions of FIN 46.

(3) SEGMENT INFORMATION

     As a result of the merger transaction on August 1, 2002, Pepco has determined that its regulated utility operations represent its only reportable segment under the provisions of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). Prior to the August 1, 2002 merger Pepco identified two reportable segments: its utility operations and POM's operations (Competitive Segment). Based on this current period change in reportable segments, Pepco has restated its 2002 information herein to conform to the 2003 presentation. The information presented is in millions of dollars.

	Utility Segment	PES	PCI	Total Pepco
For the Three Months Ended March 31, 2003
Operating Revenue	$ 333.4	$ -	$ -	$ 333.4
Operating Expenses	278.4	-	-	278.4
Operating Income	55.0	-	-	55.0
Net Income	$ 20.0	$ -	$ -	$ 20.0

Total Assets	$3,558.7	$ -	$ -	$3,558.7
	Utility Segment	PES	PCI	Total Pepco
For the Three Months Ended March 31, 2002
Operating Revenue	$ 316.1	$147.1	$ 26.0 (A)	$ 489.2
Operating Expenses	264.0 (A)	150.6	11.7	426.3
Operating Income (Loss)	49.5	(3.5)	16.9	62.9
Net Income (Loss)	$ 18.1	$ (2.1)	$ 8.6	$ 24.6
Total Assets	$4,423.6	$217.5	$1,277.4	$5,252.9 (B)
(A)	Includes the elimination of $2.6 million of rent paid to PCI for Pepco's lease of office space in PCI's 10-story commercial office building. The lease commenced in June 2001.
(B)	Net of $665.6 million of intercompany eliminations.
(4) COMMITMENTS AND CONTINGENCIES
Regulatory Contingencies

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's D.C. Commission approved divestiture settlement that provided for a sharing of any net proceeds from the sale of its generation related assets. A principal issue in the case is whether a sharing between customers and shareholders of the excess deferred income taxes and accumulated deferred investment tax credits associated with the sold assets would violate the normalization provisions of the Internal Revenue Code and implementing regulations. On March 4, 2003, the Internal Revenue Service (IRS) issued a notice of proposed rulemaking (NOPR) that is relevant to that principal issue. Comments on the NOPR must be filed by June 2, 2003, and the IRS will hold a public hearing on June 2, 2003. Three of the parties in the case filed comments urging the D. C. Commission to decide the tax issues now on the basis of the proposed rule. Pepco filed comments in reply to those comments, in which Pepco stated that the courts have held and the IRS has stated that proposed rules are not authoritative and that no decision should be issued on the basis of proposed rules. Instead, Pepco argued that the only prudent course of action is for the D.C. Commission to await the issuance of final regulations relating to the tax issues and then allow the parties to file supplemental briefs on the tax issues. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential exists that Pepco could be required to make additional gain sharing payments to D.C. customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial condition. It is impossible to predict when the D.C. Commission will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002 and Pepco is awaiting a Proposed Order from the Hearing Examiner. The principal issue in the case is the same normalization issue that was raised in the D.C. case. On March 4, 2003, the IRS issued a NOPR that could be relevant to that principal issue. Comments on the NOPR must be filed by June 2, 2003, and the IRS will hold a public hearing on June 25, 2003. Following the filing of comments by Pepco and two other parties, the Hearing Examiner on April 8, 2003: (1) postponed his earlier decision establishing briefing dates on the question of the impact of the proposed rules on the tax issues until after the June 25, 2003 public hearing:(2) allowed the Staff of the Commission and any other parties to submit motions by April 21, 2003 relating to the interpretation of current tax law as set forth in the preamble to the proposed rules and the effect thereof on the tax issues; and (3) allowed Pepco and any other party to file a response to any motion filed by Staff and other parties by April 30, 2003. Staff filed a motion on April 21, 2003, in which it argued that immediate flow through to customers of a portion of the excess deferred income taxes and accumulated deferred investment tax credits can be authorized now based on the IRS NOPR. Pepco filed a response in opposition to Staff's motion on April 30, 2003, in which, among other things, Pepco argued that no action should be taken on the basis of proposed regulations because, as Pepco stated in a similar pleading in the District of Columbia divestiture proceeds case, proposed regulations are not authoritative. The Hearing Examiner will issue a ruling on Staff's motion, although there is no time within which he must issue a ruling. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential also exists that Pepco would be required to make additional gain sharing payments to Maryland customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial condition. It is impossible to predict when the Hearing Examiner or the Maryland Commission will issue their decisions.

Litigation

     On April 7, 2000, approximately 139,000 gallons of oil leaked from a pipeline at a generation station that was owned by Pepco at Chalk Point in Aquasco, Maryland. The pipeline was operated by Support Terminals Services Operating Partnership LP, an unaffiliated pipeline management company. The oil spread from Swanson Creek to the Patuxent River and several of its tributaries. The area affected covers portions of 17 miles of shoreline along the Patuxent River and approximately 45 acres of marshland adjacent to the Chalk Point property. As a result of the oil spill, eleven class action lawsuits and two additional lawsuits on behalf of a number of Southern Maryland residents, businesses and watermen were filed against Pepco. On November 27, 2001, Pepco and ST Services entered into a Settlement Agreement with the various plaintiffs to settle all pending class action litigation stemming from the oil spill. Under the Settlement Agreement, a total of $2.25 million was placed in an escrow account to be distributed to watermen and property owner class members pursuant to a Plan of Distribution filed with the Court. On December 27, 2001, the Court entered an "Order Certifying Settlement Classes and Preliminarily Approving Proposed Settlement," which was approved in April 2002. In April 2002, the Claims Administrator provided the Court with a list of those members of the Settlement Classes which had timely excluded themselves from the Settlement Agreement. Approximately 80 class members elected to exclude themselves from the terms of the November 27, 2001 Settlement Agreement. Pepco continues to negotiate the outstanding claims with the insurance carrier.

THIS PAGE LEFT INTENTIONALLY BLANK.

CONECTIV CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended March 31,
	2003	2002
	(Millions of Dollars)
Operating Revenue
Electric	$984.5	$551.5
Gain on sales of electric generating plants	-	15.8
Gas	87.5	128.0
Other services	187.2	89.0
Total Operating Revenue	1,259.2	784.3

Operating Expenses
Electric fuel and purchased energy	704.8	361.3
Gas purchased	154.5	101.6
Other services' cost of sales	173.4	78.4
Merger-related costs	-	1.1
Other operation and maintenance	119.4	114.5
Impairment losses	110.7	-
Depreciation and amortization	57.5	48.9
Other taxes	16.6	15.6
Deferred electric service costs	-	(16.2)
Total Operating Expenses	1,336.9	705.2

Operating (Loss) Income	(77.7)	79.1

Other Income (Expenses)
Interest and dividend income	3.9	3.5
Interest expense	(35.3)	(32.9)
Loss from equity investments	(2.2)	(3.7)
Other income	4.3	.5
Total Other (Expenses)	(29.3)	(32.6)

Preferred Stock Dividend Requirements Of Subsidiaries	3.1	4.0

Income Taxes	(44.9)	18.5

(Loss) Income Before Cumulative Effect of a Change in Accounting Principle	(65.2)	24.0

Cumulative Effect of a Change in Accounting Principle (net of income taxes of $4.9 million)	7.2	-

Net (Loss) Income	$(58.0)	$ 24.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
	Three Months Ended March 31,
	2003	2002
	(Millions of Dollars)

Net (loss) income	$(58.0)	$24.0

Other comprehensive (loss) / income, net of taxes

Energy commodity derivative instruments designated as cash flow hedges
Unrealized gain from cash flow hedges net of reclassification adjustments and net of taxes of $4.2 million and $29.9 million for the three months ended March 31, 2003 and 2002, respectively	6.1	43.2

Marketable Securities
Unrealized (loss) on marketable securities net of reclassification adjustments and net of tax benefits of $(.1) million, $(0.7) million for the three months ended March 31, 2003 and 2002, respectively	(.2)	(1.2)

Interest rate swap agreement designated as cash flow hedge
Unrealized loss from cash flow hedge net of reclassification adjustments and net of tax benefits of $(.7) million for 2003	(1.3)	-

Other comprehensive income, net of taxes	4.6	42.0

Comprehensive (loss) / income	$(53.4)	$66.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED BALANCE SHEETS (Unaudited at March 31, 2003)
ASSETS	March 31, 2003	December 31, 2002
(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 68.0	$ 50.5
Restricted cash	14.3	16.3
Marketable securities	1.0	1.2
Accounts receivable, net of allowances of $22.4 million and $29.4 million, respectively	772.2	668.6
Fuel, materials and supplies, at average cost	103.0	123.1
Prepaid expenses and other	92.7	27.3
Total Current Assets	1,051.2	887.0

INVESTMENTS AND OTHER ASSETS
Goodwill	313.1	313.1
Regulatory assets, net	1,184.5	1,191.4
Prepaid pension costs	96.0	96.5
Other	167.9	173.8
Total Investments and Other Assets	1,761.5	1,774.8

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	5,954.0	5,995.4
Accumulated depreciation	(2,045.0)	(2,025.8)
Net Property, Plant and Equipment	3,909.0	3,969.6

TOTAL ASSETS	$6,721.7	$6,631.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED BALANCE SHEETS (Unaudited at March 31, 2003)

LIABILITIES AND SHAREHOLDER'S EQUITY	March 31, 2003	December 31, 2002
(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	1,612.1	$1,404.2
Accounts payable and accrued liabilities	377.8	368.1
Capital lease obligations due within one year	.2	.2
Interest and taxes accrued	85.0	15.2
Derivative instruments	128.1	88.6
Other	179.6	166.8
Total Current Liabilities	2,382.8	2,043.1

DEFERRED CREDITS
Income taxes	914.3	946.4
Investment tax credits	45.5	46.3
Other postretirement benefits obligation	87.3	84.3
Other	139.9	147.2
Total Deferred Credits	1,187.0	1,224.2

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt	1,760.9	1,824.3
Capital lease obligations	.6	.6
Total Long-Term Debt and Capital Lease Obligations	1,761.5	1,824.9

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY COMPANY DEBENTURES	95.0	165.0

PREFERRED STOCK
Redeemable serial preferred stock	27.9	27.9

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
Common stock: $0.01 per share par value; 1,000 shares authorized, shares outstanding - 100;	-	-
Premium on stock	1,132.0	1,130.8
Capital stock expense	(7.0)	(7.0)
Accumulated other comprehensive income	4.6	-
Retained income	137.9	222.5
Total Shareholder's Equity	1,267.5	1,346.3

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$6,721.7	$6,631.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2003	2002
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ (58.0)	$ 24.0
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss	110.7	-
Depreciation and amortization	57.5	48.9
Cumulative effect of change in accounting	(12.1)	-
Gains on sales of electric generating plants	-	(15.8)
Net change in:
Accounts receivable	4.9	(37.3)
Inventories	20.2	23.4
Accounts payable	(119.0)	82.1
Accrued / prepaid taxes	66.5	54.6
Other current assets & liabilities	(2.8)	(8.8)
Net other operating activities	11.0	9.1
Net cash from operating activities	78.9	180.2

INVESTING ACTIVITIES
Capital expenditures	(106.5)	(151.1)
Investments in partnerships	(3.0)	(2.0)
Other, net	2.1	1.0
Net cash used by investing activities	(107.4)	(152.1)

FINANCING ACTIVITIES
Dividends paid on common stock	(27.1)	(20.4)
Preferred stock redeemed	(70.0)	-
Long-term debt redeemed	(98.0)	(27.7)
Notes payable to associated companies	207.6	-
PHI money pool lendings	174.5	-
Net increase (decrease) in short-term debt	(139.7)	14.1
Cost of issuances and refinancings	(1.3)	(3.4)
Net cash from (used by) financing activities	46.0	(37.4)
Net change in cash and cash equivalents	17.5	(9.3)
Cash and cash equivalents at beginning of period	50.5	52.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 68.0	$ 43.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONECTIV

     For additional information, other than the information disclosed in the Notes to Consolidated Financial Statements section herein, refer to Item 8. Financial Statements and Supplementary Data of the Company's 2002 Form 10-K.

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

     Conectiv Energy supplies power to DPL and provides wholesale power and ancillary services to the Pennsylvania/New Jersey/Maryland (PJM) power pool. Conectiv Energy's generation asset strategy focuses on mid-merit plants with operating flexibility and multi-fuel capability that can quickly change their output level on an economic basis. Mid-merit plants generally are operated during times when demand for electricity rises and prices are higher. During the first quarter of 2003, Conectiv Energy had a loss of $92.3 million. Excluding the impact of the loss of $65.7 million on the cancellation of a combustion turbine contract, Conectiv Energy lost $26.6 million. The $26.6 million was primarily due to net trading losses that resulted from a dramatic rise in natural gas futures prices during February 2003. Pepco Holdings had previously reported a net trading loss of $20 million for February in the Form 8-K dated March 3, 2003. The additional net after-tax trading losses of approximately $6 million were incurred in January. The net trading loss of approximately $26.6 million is net of an after-tax gain of $15 million on the sale of a purchase power contract in February 2003. In response to the trading losses, in early March 2003, Pepco Holdings ceased all proprietary trading activities.

     As of March 31, 2003, Conectiv Energy owned and operated electric generating plants with 3,006 MW of capacity. In January 2002, Conectiv Energy began construction of a 1,100 MW combined cycle plant with six combustion turbines at a site in Bethlehem, Pennsylvania that is expected to become fully operational in stages that added 306 MW in 2002 (resulting from the installation of three CTs), 279 MW in the first quarter of 2003 (resulting from the installation of an additional two CTs and an upgrade of the CTs installed during 2002) and is expected to add an additional 505 MW of capacity by the end of 2003 (resulting from the installation of an additional CT and two waste heat recovery boilers and steam generating units).

     Conectiv Energy had entered into contracts for the delivery of seven combustion turbines (CTs). These contracts included one with General Electric for the purchase of four CTs (the GE CTs). Through April 25, 2003, payments totaling approximately $131 million have been made for the GE CTs. As part of the acquisition of Conectiv by Pepco Holdings in August of 2002, the book value related to the CTs and associated equipment (including the payments already made as well as the future payments called for under the contracts) was adjusted downward by approximately 35%, to the then-fair market value. Approximately $54 million of the August fair value adjustment was related to the GE CTs, and another $4 million of the adjustment was related to ancillary equipment. The adjustment was recorded by Pepco Holdings and was not pushed down to, and recorded by, Conectiv.

     Pepco Holdings has previously reported that, in light of continuing declines in wholesale energy prices, further analysis of energy markets and projections of future demand for electricity, among other factors, Conectiv Energy was considering all of its options, including further delaying delivery of equipment, delaying construction, selling the equipment and canceling equipment orders. Because of uncertainty in the energy markets, the decline in the market for CTs and the current high level of capacity reserves within the PJM power pool, Conectiv Energy provided notice to General Electric canceling the contract for delivery of the GE CTs. The net unfavorable impact on Conectiv of this cancellation, recorded in the first quarter 2003, is $110.7 million before tax, $65.7 million after tax, comprised of the fees associated with cancellation of the GE CTs, all associated site development and engineering costs and the costs associated with cancellation of ancillary equipment orders. The unfavorable impact of the cancellation specified above is also net of over $51 million in cash associated with pre-payments on the GE CT orders, which General Electric is required to refund as a result of the cancellation. There will be a positive cash impact in the second quarter related to this refund. The cancellation of the GE CTs and associated equipment is one of the steps being taken by the company to proactively deal with the risks it would otherwise have in the merchant energy sector.

     After the cancellation of the four General Electric CTs discussed above, Conectiv Energy continues to own three CTs which were delivered in 2002. The CTs have a carrying value of $52.5 million when adjusted to reflect the fair market adjustment made at the time Conectiv was acquired by Pepco Holdings. This fair market value adjustment was recorded by Pepco Holdings and was not pushed down to, and recorded by Conectiv. Due to the decline in wholesale energy prices, further analysis of energy markets and projections of future demand for electricity, among other factors, Conectiv delayed the construction and installation of these CTs. Whether these turbines will be installed and the actual location and timing of the construction and installation will be determined by market demand or transmission system needs and requirements.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation

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

     Ownership interests of 20% or more in entities not controlled by Conectiv are accounted for under the equity method of accounting. Ownership interests in other entities of less than 20% are accounted for under the cost method of accounting. Investments in entities accounted for under the equity and cost methods are included in "Other investments" on the Consolidated Balance Sheets. Earnings from equity method investments and distributions from cost method investments are included in "Other income (expenses)" in the Consolidated Statements of Income. Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by the Company include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, unbilled revenue, and pension assumptions. Although Conectiv believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Energy Trading and Hedging Activities

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

Three Months Ended March 31, 2002
(Dollars in Millions)
Operating revenues, as previously reported	$1,051.8
Reclassification	(267.5)
Operating revenues, as reclassified	$ 784.3
Operating expenses, as previously reported	$ 972.7
Reclassification	(267.5)
Operating expenses, as reclassified	$ 705.2

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
New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which was adopted by the Company on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. The Company has identified $175.5 million and $173.2 million at March 31, 2003 and December 31, 2002, respectively, in asset removal costs for regulated assets related to DPL that are not legal obligations pursuant to the statement. These removal costs have been accrued and are embedded in accumulated depreciation in the accompanying consolidated balance sheets. The implementation of SFAS No. 143 for non-regulated assets at Conectiv subsidiaries resulted in Conectiv's recording of a Cumulative Effect of Change in Accounting Principle of $7.2 million, net of taxes of $4.9 million, in its consolidated statements of earnings for the three months ended March 31, 2003.

     Conectiv and its subsidiaries have applied the provisions of FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to their agreements that contain guarantee clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligation it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of March 31, 2003, Conectiv and its subsidiaries did not have material obligations and other commitments under guarantees issued or modified after December 31, 2002 which were required to be recognized as a liability on its balance sheet. Refer to Note 5. Commitments and Contingencies, herein, for a summary of Conectiv's guarantees and other commitments.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses consolidation and/or disclosure by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to finance their activities without additional subordinated support from other parties, or (2) the equity investors lack voting rights, the obligation to absorb expected losses or the right to fully receive expected residual returns. Conectiv does not have an interest in any entities that require disclosure or consolidation as a result of adopting the provisions of FIN 46.

(3) DEBT
On January 15, 2003, ACE redeemed at maturity $20.0 million of secured 6% Medium Term Notes.
On January 27, 2003, ACE redeemed at maturity $10.0 million of secured 7.16% Medium Term Notes, $8.0 million of secured 7.19% Medium Term Notes, and $2.0 million of secured 7.20% Medium Term Notes.

     On March 24, 2003, ACE redeemed $19.5 million of secured 7.98% Medium Term Notes due 5/19/2004, $10.5 million of 7.97% Medium Term Notes due 5/19/2004, and $28.0 million of 7.125% Medium Term Notes due 2/02/2004.

On May 1, 2003, DPL redeemed $32.0 million of 8.15% First Mortgage Bonds due October 1, 2015.
(4) COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY COMPANY DEBENTURES
On February 28, 2003, ACE redeemed 2,800,000 shares, or $70.0 million, of its $25 per share, 8.25% preferred trust securities.
(5) COMMITMENTS AND CONTINGENCIES
Rate Changes

     On February 3, 2003, ACE filed a petition with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution rates in New Jersey. The petition seeks a rate increase of approximately of $68.4 million in electric delivery revenues, which equates to an increase in average total electricity rates of 6.9 percent overall. The filing requests a continuation of the currently authorized 12.5% ROE as well as the recovery of several regulatory assets, including carrying costs, over a four-year period. This is the first increase requested for electric distribution rates since 1992. ACE's Petition requested that this increase be made effective for service rendered on and after August 1, 2003. ACE cannot predict at this time the outcome of this filing.

     DPL filed with the Delaware Commission on March 31, 2003 for a gas base rate increase of $16.8 million, or an increase of 12.7% in total operating revenue. The filing includes a request for a ROE of 12.5%. DPL is currently authorized a ROE of 11.5% in Delaware. This is the first increase requested for its gas distribution since 1994. The Commission suspended the requested increase pending evidentiary hearings, so the Company will exercise its statutory right to place an interim base rate increase of 1.9% into effect on May 30, 2003.

Securitization

     On January 31, 2003, ACE filed a petition with the NJBPU seeking an administrative determination of stranded costs associated with the B. L. England ("BLE") generating facility. The net after tax stranded costs included in the petition were approximately $151 million. An administrative determination of the stranded costs is needed due to the cancelled sale of the plant.

     On February 5, 2003, the NJBPU issued an order on its own initiative seeking input from Atlantic and the Ratepayer Advocate within 10 days as to whether and by how much to cut the 13% pre-tax return that Atlantic is currently authorized to earn on BLE. Atlantic responded on February 18th with arguments that: 1) reduced costs to ratepayers could be achieved legally through timely approvals by the NJBPU of the stranded cost filing made by Atlantic on January 31, 2003, and a securitization filing made the week of February 10; and 2) it would be unlawful, perhaps unconstitutional, and a breach of settlement and prior orders for the NJBPU to deny a fair recovery on prudently incurred investment and to do so without evidentiary hearings or other due process. On April 21, 2003, the NJBPU issued an order making the return previously allowed on BLE interim, as of the date of the order, and directing that the issue of the appropriate return for BLE be included in the stranded cost proceeding.

     On February 14, 2003, ACE filed a Bondable Stranded Costs Rate Order Petition with the NJBPU. The petition requests authority to issue $160 million of Transition Bonds to finance the recovery of stranded costs associated with BLE. This proceeding should move in parallel with the proceeding filed in January seeking an administrative determination of the stranded costs associated with BLE.

Restructuring Deferral

     On August 1, 2002, in accordance with the provisions of New Jersey's Electric Discount and Energy Competition Act ("the Act") and the New Jersey Board Final Decision and Order concerning the restructuring of ACE's electric utility business, ACE petitioned the NJBPU for a $71.6 million, or 8.4% annualized increase in electric rates, to be effective on August 1, 2003. This proposed rate increase is required to recover deferred costs incurred by ACE, as a result of the NJBPU's implementation of the Act. The deferred costs were incurred by ACE over the four-year period August 1999 through July 31, 2003. The requested increase is required to permit ACE to recover its deferred costs over a four-year period beginning August 1, 2003 and to reset its rates as so an under-recovery of certain costs is no longer embedded in ACE's rates. ACE's recovery of the deferred costs is subject to review and approval by the Board in accordance with the Act. Hearings related to this filing were held in February 2003. Briefs were filed on March 21, 2003 and Reply Briefs filed on April 7, 2003. An Initial Decision by the Administrative Law Judge is expected by June 1, 2003. It is anticipated that the New Jersey Board of Public Utilities will render its decision of this proceeding by August 1, 2003.

Third Party Guarantees

     As of March 31, 2003, Conectiv and its subsidiaries were a party to a variety of agreements pursuant to which they were a guarantor for credit facilities, standby letters of credit, performance residual value, and other commitments and obligations as follows:

At March 31, 2003, Conectiv and its subsidiaries had $152.0 million of obligations to third parties. The detail of these obligations is summarized below:
(Dollars in Millions)
Energy trading obligations of Conectiv Energy (1)	$102.5
Guaranteed lease residual values (2)	6.1
Construction performance guarantees (3)	15.7
Other (4)	27.7
Total	$152.0

1.

Conectiv guarantee the contractual performance and related payments of Conectiv Energy to counter parties related to routine energy trading and procurement obligations, including requirements under BGS contracts for ACE.

2.

Subsidiaries of Conectiv, as lessee, have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of March 31, 2003, obligations under the guarantees were approximately $6.1 million. Assets leased under agreements subject to residual value guarantees are typically for a period ranging from 2 years to 10 years. Historically, payments under the guarantee have not been made by the company as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Conectiv believes the likelihood of requiring payment under the guarantee is remote.

3.

Conectiv has performance guarantees of $15.7 million related to support equipment and other services. Conectiv does not expect to fund the full amount of the exposure under the guarantee and as of March 31, 2003 the fair value of the obligation was not recorded in the Consolidated Balance Sheets.

4.

Other Conectiv obligations include a commitment for a bond payment issued by a subsidiary of $14.7 million and a subsidiary building lease of $4.6 million. Conectiv does not expect to fund the full amount of the exposure under these guarantees.

(6) BUSINESS SEGMENTS

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

"Energy" includes (a) electricity generation by mid-merit electric generating plants, and the purchase and sale of electricity, including wholesale sales between affiliated subsidiaries; (b) gas and other energy supply and trading activities; (c) power plant operation services; and (d) district heating and cooling systems operation and construction services provided by Conectiv Thermal Systems, Inc. Through early March 2003 Conectiv Energy also engaged in energy trading to take advantage of price fluctuations and arbitrage opportunities. Trading activities were halted in early March 2003.

"Power Delivery" includes (a) activities related to delivery and supply of electricity at regulated rates to customers of ACE and DPL; (b) the operations of ACE's electric generating plants; and (c) the delivery and supply of natural gas at regulated rates to DPL's customers.

     Intercompany (intersegment) revenues and expenses are not eliminated at the segment level for purposes of presenting segment financial results. Elimination of these intercompany amounts is accomplished for Conectiv's consolidated results through the "Corporate and Other" column. Net Income of "Corporate and Other" business segments includes the equity in earnings of the EnerTech funds and other investment income.

	For the Three Months Ended March 31, 2003
	Energy	Power Delivery	Corporate & Other	Conectiv Consolidated
	(Millions of Dollars)
Operating Revenue	831.3	642.3	(214.4)	$1,259.2
Operating Expense	983.3	569.4	(215.8)	1,336.9
Operating Income	(152.0)	72.9	1.4	(77.7)
Net Income	(92.3)	30.6	3.7	(58.0)
Total Assets	2,212.5	4,464.4	44.8	6,721.7
	For the Three Months Ended March 31, 2002
	Energy	Power Delivery	Corporate & Other	Conectiv Consolidated
	(Millions of Dollars)
Operating Revenue	431.9	529.4	(177.0)	$ 784.3
Operating Expense	423.9	450.6	(169.3)	705.2
Operating Income	8.0	78.8	(7.7)	79.1
Net Income	1.7	27.7	(5.4)	24.0
Total Assets	1,647.2	4,403.7	273.0	6,323.9
THIS PAGE LEFT INTENTIONALLY BLANK.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended March 31,
	2003	2002
	(Millions of Dollars)
Operating Revenue
Electric	$263.1	$237.1
Gas	77.2	72.2
Gain on divestiture of generation assets	-	11.6
Other	3.0	2.7
Total Operating Revenue	343.3	323.6
Operating Expenses
Fuel and purchased energy	169.9	149.7
Gas purchased	52.3	52.4
Other services' cost of sales	2.9	2.3
Other operation and maintenance	43.0	43.7
Depreciation and amortization	18.7	20.9
Other taxes	9.4	8.9
Total Operating Expenses	296.2	277.9
Operating Income	47.1	45.7
Other Income (Expenses)
Interest and dividend income	.5	1.4
Interest expense	(9.4)	(11.0)
Other income	.8	.7
Total Other Expenses	(8.1)	(8.9)

Distributions on Preferred Securities of Subsidiary Trust	1.4	1.4

Income Before Income Taxes	37.6	35.4
Income Taxes	15.0	14.6

Net Income	22.6	20.8

Dividends on Preferred Stock	.2	.4

Earnings Available for Common Stock	$ 22.4	$ 20.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited at March 31, 2003)
ASSETS	March 31, 2003	December 31, 2002
(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 116.9	$ 109.7
Accounts receivable, less allowance for uncollectible accounts of $11.0 million and $14.2 million	183.2	168.7
Accounts receivable from associated companies	15.8	-
Fuel, materials and supplies - at average cost	18.1	25.4
Prepaid expenses and other	14.3	15.6
Total Current Assets	348.3	319.4
INVESTMENTS AND OTHER ASSETS
Goodwill	48.5	48.5
Regulatory assets, net	98.7	99.3
Prepaid pension costs	194.5	192.8
Other	18.1	17.9
Total Investments and Other Assets	359.8	358.5
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,136.0	2,120.5
Accumulated depreciation	838.1	824.0
Net Property, Plant and Equipment	1,297.9	1,296.5
TOTAL ASSETS	$2,006.0	$1,974.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited at March 31, 2003)
LIABILITIES AND SHAREHOLDER'S EQUITY	March 31, 2003	December 31, 2002
(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$ 192.0	$ 192.0
Accounts payable and accrued liabilities	103.3	66.3
Accounts payable to associated companies	-	17.5
Capital lease obligations due within one year	.2	.2
Interest and taxes accrued	66.7	48.3
Other	56.7	61.8
Total Current Liabilities	418.9	386.1
DEFERRED CREDITS
Income taxes	360.7	364.3
Investment tax credits	13.3	13.6
Above-market purchased energy contracts and other electric restructuring liabilities	49.3	53.0
Other	7.2	4.7
Total Deferred Credits	430.5	435.6

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt	482.7	482.6
Capital lease obligations	.5	.6
	483.2	483.2
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	70.0	70.0

PREFERRED STOCK
Serial preferred stock	21.7	21.7
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY
Common stock, $2.25 par value, authorized 1,000,000 shares, - issued 1,000 shares	-	-
Premium on stock and other capital contributions	223.5	223.5
Capital stock expense	(10.1)	(10.1)
Retained income	368.3	364.4
Total Shareholder's Equity	581.7	577.8

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,006.0	$1,974.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2003	2002
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 22.6	$ 20.8
Adjustments to reconcile net income to net cash from (used by) operating activities:
Depreciation and amortization	18.7	20.9
Deferred income taxes	(3.9)	(3.1)
Investment tax credit adjustments, net	(.2)	(.2)
Changes in:
Accounts receivable	(30.2)	(10.3)
Inventories	7.3	10.3
Accounts payable and accrued payroll	19.5	(7.9)
Taxes accrued	16.3	47.9
Other current assets & liabilities	(.5)	(3.0)
Net other operating activities	(5.3)	(6.7)
Net Cash From Operating Activities	44.3	92.0
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(18.3)	(21.6)
Net other investing activities	.1	.3
Net Cash Used By Investing Activities	(18.2)	(21.3)
FINANCING ACTIVITIES
Common dividends paid	(18.6)	(14.4)
Preferred dividends paid	(.3)	(.4)
Long-term debt redeemed	-	(27.5)
Principal portion of capital lease payments	-	(1.2)
Net Cash Used By Financing Activities	(18.9)	(43.5)

Net Change In Cash and Cash Equivalents	7.2	27.2
Cash and Cash Equivalents at Beginning of Period	109.7	174.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116.9	$202.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DELMARVA POWER & LIGHT COMPANY

     For additional information, other than the information disclosed in the Notes to Consolidated Financial Statements section herein, refer to Item 8. Financial Statements and Supplementary Data of the Company's 2002 Form 10-K.

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

     DPL provides regulated gas service (supply and/or delivery) in a service territory that covers about 275 square miles with a population of approximately 500,000 in New Castle County, Delaware. DPL also sells gas off-system and in markets that are not subject to price regulation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by the Company include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, and unbilled revenue. Although DPL believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which was adopted by the Company on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. The Company has identified $175.5 million and $173.2 million at March 31, 2003 and December 31, 2002, respectively, in asset removal costs that are not legal obligations pursuant to the statement. These removal costs have been accrued and are embedded in accumulated depreciation in the accompanying consolidated balance sheets.

     DPL has applied the provisions of FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to its agreements that contain guarantee clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligation it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of March 31, 2003, DPL did not have material obligations assumed under guarantees issued or modified after December 31, 2002 which were required to be recognized as a liability on its balance sheet.

     DPL has guaranteed residual values related to certain lease agreements for equipment and fleet vehicles under which the company has guaranteed the portion of residual value in excess of fair value of assets leased. As of March 31, 2003, obligations under the guarantees were approximately $4.1 million. Assets leased under agreements subject to residual value guarantees are typically for a period ranging from 2 years to 10 years. Historically, payments under the guarantee have not been made by the company as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, the company believes the likelihood of requiring payment under the guarantee is remote.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses consolidation and/or disclosure by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to finance their activities without additional subordinated support from other parties, or (2) the equity investors lack voting rights, the obligation to absorb expected losses or the right to fully receive expected residual returns. DPL does not have an interest in any entities that require disclosure or consolidation as a result of adopting the provisions of FIN 46.

(3) BUSINESS SEGMENTS

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

(4) REGULATORY MATTERS
Rate Changes

     DPL filed with the Delaware Public Service Commission on March 31, 2003 for a gas base rate increase of $16.8 million, or an increase of 12.7% in total operating revenue. The filing includes a request for a ROE of 12.5%. DPL is currently authorized a ROE of 11.5% in Delaware. This is the first increase requested for its gas distribution since 1994. The Commission suspended the requested increase pending evidentiary hearings, so the Company will exercise its statutory right to place an interim base rate increase of 1.9% into effect on May 30, 2003.

(5) DEBT
On May 1, 2003, DPL redeemed $32.0 million of 8.15% first mortgage bonds due October 1, 2015.

THIS PAGE LEFT INTENTIONALLY BLANK.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended March 31,
	2003	2002
	(Millions of Dollars)
Operating Revenue	$301.2	$221.0

Operating Expenses
Fuel and purchased energy	184.4	135.1
Other operation and maintenance	56.0	57.5
Depreciation and amortization	28.7	17.0
Other taxes	6.5	5.7
Deferred electric service costs	-	(16.2)
Total Operating Expenses	275.6	199.1
Operating Income	25.6	21.9
Other Income (Expenses)
Interest and dividend income	3.0	1.6
Interest expense	(15.7)	(13.5)
Other income	1.7	.8
Total Other Expenses	(11.0)	(11.1)

Distributions on Preferred Securities of Subsidiary Trust	1.4	1.9

Income Tax Expense	5.1	3.9

Net Income	8.1	5.0

Dividends on Preferred Stock	.1	.3

Earnings Available for Common Stock	$ 8.0	$4.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited at March 31, 2003)
ASSETS	March 31, 2003	December 31, 2002
(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 117.0	$ 247.1
Accounts receivable, less allowance for uncollectible accounts of $8.1 million and $9.1 million	174.1	159.0
Fuel, materials and supplies - at average cost	26.9	30.0
Prepaid taxes and other	2.1	22.8
Total Current Assets	320.1	458.9
INVESTMENTS AND OTHER ASSETS
Regulatory assets, net	1,085.8	1,092.0
Other	33.8	34.1
Total Investments and Other Assets	1,119.4	1,126.1

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,846.5	1,836.0
Accumulated depreciation	763.8	756.2
Net Property, Plant and Equipment	1,082.7	1,079.8
TOTAL ASSETS	$2,522.2	$2,664.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited at March 31, 2003)
LIABILITIES AND SHAREHOLDER'S EQUITY	March 31, 2003	December 31, 2002
(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$ 72.6	$ 107.2
Accounts payable and accrued liabilities	69.7	75.1
Accounts payable to associated companies	8.4	12.9
Interest accrued	13.7	16.8
Taxes accrued	21.2	-
Other	91.9	77.3
Total Current Liabilities	277.5	289.3
DEFERRED CREDITS
Income taxes	507.4	508.2
Investment tax credits	26.0	26.5
Pension benefit obligation	49.7	46.6
Other postretirement benefit obligation	40.5	38.9
Other	42.6	43.3
Total Deferred Credits	666.2	663.5

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	928.2	991.6

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	25.0	95.0

SERIAL PREFERRED STOCK	6.2	6.2
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY
Common stock, $3.00 par value, authorized 25,000,000 shares,- issued 18,320,937 shares	55.0	55.0
Premium on stock and other capital contributions	411.5	411.5
Capital stock expense	(1.2)	(1.2)
Retained income	153.8	153.9
Total Shareholder's Equity	619.1	619.2

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,522.2	$2,664.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2003	2002
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 8.1	$ 5.1
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	28.7	17.0
Investment tax credit adjustments	(.5)	(.5)
Deferred income taxes	(1.2)	6.6
Deferred energy supply costs	(1.6)	(16.2)
Changes in:
Accounts receivable	(15.1)	17.5
Inventories	3.1	.7
Prepaid New Jersey sales and excise taxes	.4	5.2
Accounts payable	(9.9)	(3.3)
Taxes accrued	40.1	5.6
Other current assets and liabilities	13.1	(8.3)
Other, net	(1.2)	7.4
Net Cash From Operating Activities	64.0	36.8
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(16.5)	(21.2)
Other investing activities	-	(.7)
Net Cash Used By Investing Activities	(16.5)	(21.9)
FINANCING ACTIVITIES
Common dividends paid	(8.2)	(5.3)
Preferred dividends paid	(.1)	(.3)
Redemption of preferred stock	(70.0)	-
Long-term debt redeemed	(98.0)	-
Net change in short-term debt	-	(12.3)
Costs of issuances and refinancings	(1.3)	(.7)
Net Cash Used By Financing Activities	(177.6)	(18.6)

Net Change In Cash and Cash Equivalents	(130.1)	(3.7)
Cash and Cash Equivalents at Beginning of Period	247.1	14.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$117.0	$10.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ATLANTIC CITY ELECTRIC COMPANY

     For additional information, other than the information disclosed in the Notes to Consolidated Financial Statements section herein, refer to Item 8. Financial Statements and Supplementary Data of the Company's 2002 Form 10-K.

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

     ACE is a public utility which supplies and delivers electricity to its customers under the trade name Conectiv Power Delivery. ACE delivers electricity within its service area through its transmission and distribution systems and also supplies electricity (Basic Generation Service) to most of its electricity delivery customers, who have the option of choosing an alternative supplier. ACE's regulated service area covers about 2,700 square miles within the southern one-third of New Jersey and has a population of approximately 0.9 million.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation

     The information furnished in the accompanying consolidated financial statements reflects all adjustments (which consist only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the interim periods presented.

     The consolidated financial statements include the accounts of ACE and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by ACE include the calculation of the allowance for uncollectible accounts and environmental remediation costs and anticipated collections. Although ACE believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

New Accounting Standards

     ACE has applied the provisions of FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to its agreements that contain guarantee clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligation it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of March 31, 2003, ACE did not have material obligations assumed under guarantees issued or modified after December 31, 2002 which were required to be recognized as a liability on its balance sheet.

     ACE has guaranteed residual values related to certain lease agreements for equipment and fleet vehicles under which the company has guaranteed the portion of residual value in excess of fair value of assets leased. As of March 31, 2003, obligations under the guarantees were approximately $2.0 million. Assets leased under agreements subject to residual value guarantees are typically for a period ranging from 2 years to 10 years. Historically, payments under the guarantee have not been made by the company as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, the company believes the likelihood of requiring payment under the guarantee is remote.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses consolidation and/or disclosure by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to finance their activities without additional subordinated support from other parties, or (2) the equity investors lack voting rights, the obligation to absorb expected losses or the right to fully receive expected residual returns. ACE does not have an interest in any entities that require disclosure or consolidation as a result of adopting the provisions of FIN 46.

(3) REGULATORY MATTERS
Rate Changes

     On February 3, 2003, ACE filed a petition with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution rates in New Jersey. The petition seeks a rate increase of approximately of $68.4 million in electric delivery revenues, which equates to an increase in average total electricity rates of 6.9 percent overall. The filing requests a continuation of the currently authorized 12.5% ROE as well as the recovery of several regulatory assets, including carrying costs, over a four-year period. This is the first increase requested for electric distribution rates since 1992. ACE's Petition requested that this increase be made effective for service rendered on and after August 1, 2003. ACE cannot predict at this time the outcome of this filing.

Securitization

     On January 31, 2003, ACE filed a petition with the NJBPU seeking an administrative determination of stranded costs associated with the B. L. England ("BLE") generating facility. The net after tax stranded costs included in the petition were approximately $151 million. An administrative determination of the stranded costs is needed due to the cancelled sale of the plant.

     On February 5, 2003, the NJBPU issued an order on its own initiative seeking input from Atlantic and the Ratepayer Advocate within 10 days as to whether and by how much to cut the 13% pre-tax return that Atlantic is currently authorized to earn on BLE. Atlantic responded on February 18th with arguments that: 1) reduced costs to ratepayers could be achieved legally through timely approvals by the NJBPU of the stranded cost filing made by Atlantic on January 31, 2003, and a securitization filing made the week of February 10; and 2) it would be unlawful, perhaps unconstitutional, and a breach of settlement and prior orders for the NJBPU to deny a fair recovery on prudently incurred investment and to do so without evidentiary hearings or other due process. On April 21, 2003, the NJBPU issued an order making the return previously allowed on BLE interim, as of the date of the order, and directing that the issue of the appropriate return for BLE be included in the stranded cost proceeding.

     On February 14, 2003, ACE filed a Bondable Stranded Costs Rate Order Petition with the NJBPU. The petition requests authority to issue $160 million of Transition Bonds to finance the recovery of stranded costs associated with BLE. This proceeding should move in parallel with the proceeding filed in January seeking an administrative determination of the stranded costs associated with BLE.

Restructuring Deferral

     On August 1, 2002, in accordance with the provisions of New Jersey's Electric Discount and Energy Competition Act ("the Act") and the NJBPU Final Decision and Order concerning the restructuring of ACE's electric utility business, ACE petitioned the NJBPU for a $71.6 million, or 8.4% annualized increase in electric rates, to be effective on August 1, 2003. This proposed rate increase is required to recover deferred costs incurred by ACE, as a result of the NJBPU's implementation of the Act. The deferred costs were incurred by ACE over the four-year period August 1999 through July 31, 2003. The requested increase is required to permit ACE to recover its deferred costs over a four-year period beginning August 1, 2003 and to reset its rates as so an under-recovery of certain costs is no longer embedded in ACE's rates. ACE's recovery of the deferred costs is subject to review and approval by the NJBPU in accordance with the Act. Hearings related to this filing were held in February 2003. Briefs were filed on March 21, 2003 and Reply Briefs filed on April 7, 2003. An Initial Decision by the Administrative Law Judge is expected by June 1, 2003. It is anticipated that the NJBPU will render its decision of this proceeding by August 1, 2003.

(4) DEBT
On January 15, 2003, ACE redeemed at maturity $20.0 million of secured 6% Medium Term Notes.
On January 27, 2003, ACE redeemed at maturity $10.0 million of secured 7.16% Medium Term Notes, $8.0 million of secured 7.19% Medium Term Notes, and $2.0 million of secured 7.20% Medium Term Notes.

     On March 24, 2003, ACE redeemed $19.5 million of secured 7.98% Medium Term Notes due 5/19/2004, $10.5 million of 7.97% Medium Term Notes due 5/19/2004, and $28.0 million of 7.125% Medium Term Notes due 2/02/2004.

(5) COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY COMPANY DEBENTURES
On February 28, 2003, ACE redeemed 2,800,000 shares, or $70.0 million, of its $25 per share, 8.25% preferred trust securities.

THIS PAGE LEFT INTENTIONALLY BLANK.

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC. STATEMENTS OF EARNINGS AND MEMBER'S EQUITY (Unaudited)
	Three Months Ended March 31,
	2003	2002
	(Millions of Dollars)
Operating Revenue
Utility	$ 11.5	-
Operating Expenses
Amortization of bondable transition property	6.3	-
Interest expense	5.1	-
Servicing and administrative expenses	0.1	-
Total Operating Expenses	11.5	-
Operating Income	-	-

Income Tax Expense	-	-

Net Income	$ -	-

Member's equity, beginning of period	$ 2.2	-

Net Income	-	-

Member's equity, end of period	$ 2.2	-

The accompanying Notes are an integral part of these Financial Statements.

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC. BALANCE SHEETS (Unaudited at March 31, 2003)
	March 31, 2003	December 31, 2002
ASSETS
(Millions of Dollars)
CURRENT ASSETS
Restricted funds held by trustee	$ 6.5	$ 2.2
Transition bond charge receivable for Servicer	18.5	12.7
Total Current Assets	25.0	14.9
OTHER ASSETS
Bondable transition property,net	414.5	420.8
Deferred financing costs	8.1	6.9
Total Other Assets	422.6	427.7
TOTAL ASSETS	$447.6	$442.6

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Interest accrued	$ 5.5	$ .7
Short term debt	20.0	14.4
Total Current Liabilities	25.5	15.1
CAPITALIZATION
Member's Equity	2.2	2.2
Long-Term debt	419.9	425.3
Total Capitalization	422.1	427.5
TOTAL LIABILITIES AND MEMBER'S EQUITY	$447.6	$442.6

The accompanying Notes are an integral part of these Financial Statements.

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC. STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2003	2002
(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ -	$ -
Adjustments to reconcile net income to net cash from (used by) operating activities:
Amortization of bondable transition property	6.3	-
Transition bond charge receivable from Servicer	(5.8)	-
Accrued interest and other	5.1	-
Net Cash From Operating Activities	5.6	-
FINANCING ACTIVITIES
Debt issuance costs	(1.2)	-
Other financing activities	(0.1)
Net Cash Used By Financing Activities	(1.3)	-

Net Increase In Cash and Cash Equivalents	4.3	-
Cash and Cash Equivalents at Beginning of Period	2.2	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 6.5	$ -

The accompanying Notes are an integral part of these Financial Statements.

NOTES TO FINANCIAL STATEMENTS
ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC.

     For additional information, other than the information disclosed in the Notes to Consolidated Financial Statements section herein, refer to Item 8. Financial Statements and Supplementary Data of the Company's 2002 Form 10-K.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation

     The information furnished in the accompanying financial statements reflects all adjustments (which consist only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's results of operations for the interim periods presented.

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Although ACE Funding believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is contained herein, as follows:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PEPCO HOLDINGS, INC.

     For additional information, other than the information disclosed herein, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2002 Form 10-K.

Conectiv Energy Activities

     Conectiv Energy supplies power to DPL and provides wholesale power and ancillary services to the Pennsylvania/New Jersey/Maryland (PJM) power pool. Conectiv Energy's generation asset strategy focuses on mid-merit plants with operating flexibility and multi-fuel capability that can quickly change their output level on an economic basis. Mid-merit plants generally are operated during times when demand for electricity rises and prices are higher. During the first quarter of 2003, Conectiv Energy had a loss of $92.3 million. Excluding the impact of the loss of $65.7 million on the cancellation of a combustion turbine contract, Conectiv Energy lost $26.6 million. The $26.6 million was primarily due to net trading losses that resulted from a dramatic rise in natural gas futures prices during February 2003. Pepco Holdings had previously reported a net trading loss of $20 million for February in the Form 8-K dated March 3, 2003. The additional net after-tax trading losses of approximately $6 million were incurred in January. The net trading loss of approximately $26.6 million is net of an after-tax gain of $15 million on the sale of a purchase power contract in February 2003. In response to the trading losses, in early March 2003, Pepco Holdings ceased all proprietary trading activities.

     As of March 31, 2003, Conectiv Energy owned and operated electric generating plants with 3,006 MW of capacity. In January 2002, Conectiv Energy began construction of a 1,100 MW combined cycle plant with six combustion turbines at a site in Bethlehem, Pennsylvania that is expected to become fully operational in stages that added 306 MW in 2002 (resulting from the installation of three CTs), 279 MW in the first quarter of 2003 (resulting from the installation of an additional two CTs and an upgrade of the CTs installed during 2002) and is expected to add an additional 505 MW of capacity by the end of 2003 (resulting from the installation of an additional CT and two waste heat recovery boilers and steam generating units).

     Conectiv Energy had entered into contracts for the delivery of seven combustion turbines (CTs). These contracts included one with General Electric for the purchase of four CTs (the GE CTs). Through April 25, 2003, payments totaling approximately $131 million have been made for the GE CTs. As part of the acquisition of Conectiv by Pepco Holdings in August of 2002, the book value related to the CTs and associated equipment (including the payments already made as well as the future payments called for under the contracts) was adjusted downward by approximately 35%, to the then-fair market value. Approximately $54 million of the August fair value adjustment was related to the GE CTs, and another $4 million of the adjustment was related to ancillary equipment. The adjustment was recorded by Pepco Holdings and was not pushed down to, and recorded by, Conectiv.

     Pepco Holdings has previously reported that, in light of continuing declines in wholesale energy prices, further analysis of energy markets and projections of future demand for electricity, among other factors, Conectiv Energy was considering all of its options, including further delaying delivery of equipment, delaying construction, selling the equipment and canceling equipment orders. Because of uncertainty in the energy markets, the decline in the market for CTs and the current high level of capacity reserves within the PJM power pool, Conectiv Energy provided notice to General Electric canceling the contract for delivery of the GE CTs. The net unfavorable impact on Pepco Holdings of this cancellation, recorded in the first quarter 2003, is $52.8 million before tax, $31.1 million after tax, comprised of the fees associated with cancellation of the GE CTs, all associated site development and engineering costs and the costs associated with cancellation of ancillary equipment orders. The unfavorable impact of the cancellation specified above is also net of over $51 million in cash associated with pre-payments on the GE CT orders, which General Electric is required to refund as a result of the cancellation. There will be a positive cash impact in the second quarter related to this refund. The cancellation of the GE CTs and associated equipment is one of the steps being taken by the company to proactively deal with the risks it would otherwise have in the merchant energy sector.

     After the cancellation of the four General Electric CTs discussed above, Conectiv Energy continues to own three CTs which were delivered in 2002. The CTs have a carrying value of $52.5 million when adjusted to reflect the fair market adjustment made at the time Conectiv was acquired by Pepco Holdings. This fair market value adjustment was recorded by Pepco Holdings and was not pushed down to, and recorded by Conectiv. Due to the decline in wholesale energy prices, further analysis of energy markets and projections of future demand for electricity, among other factors, Conectiv delayed the construction and installation of these CTs. Whether these turbines will be installed and the actual location and timing of the construction and installation will be determined by market demand or transmission system needs and requirements.

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

Accounting Policy Choices

     Pepco Holdings' management believes that based on the nature of the businesses that its subsidiaries operate, the Company has very little choice regarding the accounting policies it utilizes. For instance, approximately 70% of Pepco Holdings' business consists of its regulated utility operations, which are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation." However, in the areas that Pepco Holdings is afforded accounting policy choices, management does not believe that the application of different accounting policies than those that it chose would materially impact its financial condition or results of operations.

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

Energy Trading Activities

     In 2002, the EITF issued a pronouncement entitled EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Beginning with July 2002, all of their trades were recorded net in accordance with EITF 02-3 and therefore no reclassification was required for activities after July 2002. Accordingly, no revenue or expense reclassifications are required for Conectiv Energy's portion of Pepco Holdings' results. However, Pepco Energy Services' revenues decreased from $157.1 million to $147.1 million for the three months ended March 31, 2002. There is no impact on Conectiv Energy's or Pepco Energy Services' overall financial condition or net results of operations as a result of the implementation of EITF 02-3.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which was adopted by the Company on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. Based on the implementation of SFAS No. 143, at March 31, 2003, $249 million in asset removal costs that are not legal obligations pursuant to the statement ($175.5 million for DPL and $73.5 million for Pepco) and $245.3 million at December 31, 2002 ($173.2 million for DPL and $72.1 million for Pepco) have been accrued and are embedded in accumulated depreciation in the accompanying consolidated balance sheets.

     Pepco Holdings and its subsidiaries have applied the provisions of FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to their agreements that contain guarantee clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligation it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of March 31, 2003, Pepco Holdings and its subsidiaries did not have material obligations under guarantees issued or modified after December 31, 2002, which are required to be recognized as a liability on the balance sheet. Refer to Note 4. Commitments and Contingencies, herein, for a summary of Pepco Holdings' guarantees and other commitments.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses consolidation and/or disclosure by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to finance their activities without additional subordinated support from other parties, or (2) the equity investors lack voting rights, the obligation to absorb expected losses or the right to fully receive expected residual returns. Pepco Holdings does not have an interest in any entities that require disclosure or consolidation as a result of adopting the provisions of FIN 46.

CONSOLIDATED RESULTS OF OPERATIONS
LACK OF COMPARABILITY OF OPERATING RESULTS WITH PRIOR PERIODS

     The accompanying results of operations for the three months ended March 31, 2003 include Pepco Holdings and its subsidiaries results for the full period. However, the results of operations for the three months ended March 31, 2002, as previously reported by Pepco, include only the consolidated operations of Pepco and its pre-merger subsidiaries. Accordingly, due to the application of the purchase method of accounting that was used to record the merger transaction, Pepco Holdings' results of operations for the three months ended March 31, 2003 and 2002 are not comparable.

OPERATING REVENUE

     Total consolidated operating revenue for the three months ended March 31, 2003, was $1,928.7 million compared to $489.2 million for the comparable period in 2002. Intercompany revenue has been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$ 333.4	$316.1	$ 17.3
Conectiv Power Delivery	640.9	-	640.9
Conectiv Energy	611.2	-	611.2
Pepco Energy Services	314.3	147.1	167.2
Other Non-Regulated	28.9	26.0	2.9
Total	$1,928.7	$489.2

     The increase in Pepco's operating revenue during the 2003 quarter was primarily derived from a $15.9 million increase in Delivery revenue (revenue Pepco receives for delivering energy to its customers) and a $6.6 million increase in SOS revenue (revenue Pepco receives for the procurement of energy by Pepco for its customers). These increases resulted from unusually cold weather conditions during the 2003 quarter. Heating degree days increased by 31.7% and delivered kilowatt-hour sales increased by approximately 11.6% in the first quarter of 2003. The increases in Delivery and SOS revenue were partially offset by a $5.2 million decrease in Other revenue primarily resulting from lower pole attachment revenue during the 2003 quarter.

     Pepco's retail access to a competitive market for generation services was made available to all Maryland customers on July 1, 2000 and to D.C. customers on January 1, 2001. At March 31, 2003, 17% of Pepco's Maryland customers and 12% of its D.C. customers have chosen alternate suppliers. These customers accounted for 987 megawatts of load in Maryland (of Pepco's total load of 3,537) and 960 megawatts of load in D.C. (of Pepco's total load of 2,310). At March 31, 2002, 14% of Pepco's Maryland customers and 7% of its D.C. customers had chosen alternate suppliers. These customers accounted for 1,048 megawatts of load in Maryland (of Pepco's total load of 3,369) and 1,117 megawatts of load in D.C. (of Pepco's total load of 2,326).

     The amounts for Conectiv Power Delivery and Conectiv Energy represented their post-merger operations for the first quarter of 2003. During the first quarter of 2003, Conectiv Energy had a loss of $92.3 million. Excluding the impact of the loss of $65.7 million on the cancellation of a combustion turbine contract, Conectiv lost $26.6 million. The $26.6 million was primarily due to net trading losses that resulted from a dramatic rise in natural gas futures prices during February 2003. Pepco Holdings had previously reported a net trading loss of $20 million for February in the Form 8-K dated March 3, 2003. The additional net after-tax trading losses of approximately $6 million were incurred in January. The net trading loss of approximately $26.6 million is net of an after-tax gain of $15 million on the sale of a purchase power contract in February 2003. In response to the trading losses, in early March 2003, Pepco Holdings ceased all proprietary trading activities.

     The increase in Pepco Energy Services' operating revenue during the 2003 quarter primarily resulted from growth in its retail commodity business for sales of electricity and natural gas due to higher volume and prices which resulted from cold weather conditions and the addition of new customers.

The increase in Other Non-Regulated operating revenue during the 2003 quarter was mainly due to higher lease portfolio income derived from new energy leveraged leases entered into during 2002.
OPERATING EXPENSES

     Total consolidated operating expenses for the three months ended March 31, 2003, were $1,889.6 million compared to $426.3 million for 2002. Intercompany expenses have been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$ 284.2	$264.0	$ 20.2
Conectiv Power Delivery	413.9	-	413.9
Conectiv Energy	921.8	-	921.8
Pepco Energy Services	320.0	150.6	169.4
Other Non-Regulated	13.1	11.7	1.4
Corporate and Other	(63.4)	-	(63.4)
Total	$1,889.6	$426.3

     The increase in Pepco's operating expenses during 2003 primarily results from an increase of $1.9 million in increased purchased power expenses associated with higher sales, $4.7 million in higher benefits and insurance premiums, $1.2 million increased billing system support charges, and $3.7 million in software amortization expense.

     The amounts for Conectiv Power Delivery and Conectiv Energy represented their post-merger operations for the first quarter of 2003. Additionally, due to uncertainty in the energy markets, and current levels of capacity reserves within PJM, the order of four GE combustion turbines was cancelled. As a result, Pepco Holdings recognized a net pre-tax write-off of $52.8 million ($31.1 million after-tax).

     The increase in Pepco Energy Services' operating expenses during the 2003 quarter is attributable to growth in its retail commodity business which resulted from higher volume and prices caused by cold weather conditions and the addition of new customers.

     "Corporate and Other" primarily includes the purchase accounting adjustment of $57.9 million before tax ($34.6 million after tax). Additionally, this amount includes the unallocated Pepco Holdings' operating expenses.

OTHER INCOME (EXPENSES)

     Total consolidated other (expenses), which primarily consists of interest income and interest expense, for the three months ended March 31, 2003, were $(79.4) million compared to ($24.9) million for 2002. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$(17.0)	$(16.4)	$ .6
Conectiv Power Delivery	(19.1)	-	19.1
Conectiv Energy	(3.9)	-	3.9
Pepco Energy Services	.1	.2	.1
Other Non-Regulated	(13.4)	(8.7)	4.7
Corporate and Other	(26.1)	-	26.1
Total	$(79.4)	$(24.9)
Pepco's other income (expenses) remained relatively stable during the 2003 quarter, as both interest income and interest expense decreased slightly.
The amounts for Conectiv Power Delivery and Conectiv Energy represented their post-merger operations for the first quarter of 2003.
The increase in Other Non-Regulated other (expenses) during the 2003 quarter primarily resulted from increased capital costs due to new leverage lease investments entered into during 2002.
"Corporate and Other" in 2003 primarily represents unallocated Pepco Holdings' capital costs, such as the acquisition financing.
INCOME TAX (BENEFIT) EXPENSE
Total consolidated income tax (benefit) expense for the three months ended March 31, 2003, was $(22.0) million compared to $11.1 million for 2002. A detail of these amounts is as follows:
	2003	2002	Change
Pepco	$ 12.6	$12.7	$ (.1)
Conectiv Power Delivery	20.1	-	20.1
Conectiv Energy	(63.4)	-	(63.4)
Pepco Energy Services	(2.7)	(1.2)	(1.5)
Other Non-Regulated	.9	(.4)	1.3
Corporate and Other	10.5	-	10.5
Total	$(22.0)	$11.1
Pepco's income tax expense remained relative constant during the 2003 quarter.
The amounts for Conectiv Power Delivery and Conectiv Energy represented their post-merger operations for the first quarter of 2003.
Other Non-Regulated income tax expense (benefit) remained relative constant during the 2003 quarter.
"Corporate and Other" primarily includes the tax effect of unallocated Pepco Holdings' operating expense such as capital costs related to the acquisition financing.
CAPITAL RESOURCES AND LIQUIDITY
Sources of Liquidity

     Due to $46.2 million of cash provided by operating activities, $125.4 million of cash used by investing activities, and $91.1 million of cash provided by financing activities, cash and cash equivalents increased by $11.9 million during the three months ended March 31, 2003.

Financing

     On January 15, 2003, Pepco Holdings issued $300 million of 3.75% notes due February 15, 2006. The net proceeds from the offering totaled $298.4 million. The Company used the proceeds to redeem a $200 million Conectiv Floating Rate Note with an original maturity of February 28, 2003, that was called on January 28, 2003, and to repay outstanding commercial paper.

On January 15, 2003, ACE redeemed at maturity $20.0 million of secured 6% Medium Term Notes.
On January 27, 2003, ACE redeemed at maturity $10.0 million of secured 7.16% Medium Term Notes, $8.0 million of secured 7.19% Medium Term Notes, and $2.0 million of secured 7.20% Medium Term Notes.
On February 28, 2003, ACE redeemed 2,800,000 shares of 8.25% cumulative quarterly income preferred stock of Atlantic Capital I at $25 per share plus accrued and unpaid interest.

     On March 24, 2003, ACE redeemed $19.5 million of secured 7.98% Medium Term Notes due 5/19/2004, $10.5 million of 7.97% Medium Term Notes due 5/19/2004, and $28.0 million of 7.125% Medium Term Notes due 2/02/2004.

On May 1, 2003, DPL redeemed $32.0 million of 8.15% First Mortgage Bonds due October 1, 2015.
Working Capital

     At March 31, 2003, current assets totaled $1.9 billion versus current liabilities of $2.7 billion. Current liabilities include $426.7 million in long-term debt due within one year. Although the Company currently has in place a $1.5 billion working capital facility, it intends to lower its current liabilities over the next twelve months through a combination of long-term financing strategies.

Construction Expenditures

     Pepco Holdings construction expenditures totaled $149.1 million for the three months ended March 31, 2003. For the five-year period 2003 through 2007, construction expenditures are projected to total approximately $2.2 billion, of which approximately $1.7 billion is related to the regulated power delivery business.

COMMITTEE OF CHIEF RISK OFFICERS RECOMMENDED RISK MANAGEMENT DISCLOSURES

     The following tables present the combined risk management disclosures of Conectiv Energy and Pepco Energy Services for the quarter ended March 31, 2003. Forward-looking data represents 100% of the combined positions of Conectiv Energy and Pepco Energy Services.

Table 1
Statement of Competitive Energy Gross Margin For the Three Months Ended March 31, 2003 (Dollars in Millions)
Mark to Market Activities	Proprietary Trading (1)	Other Energy Commodity (2)	Non-Commodity Energy (3)	Total
Unrealized Marked-to-market ("MTM") Gain (Loss)
Unrealized gain (loss) at inception	$ -	$ -	$ -	$ -
Changes in unrealized fair value prior to settlements	(57.5)	(1.5)	-	(59.0)
Changes in valuation techniques and assumptions	-	-	-	-
Reclassification to realized at settlement of contracts	86.0	2.7	-	88.7
Total changes in unrealized fair value	28.5	1.2	-	29.7
Realized Net Settlement of Transactions Subject to MTM	(86.0)	(2.7)	-	(88.7)
Total Gain (Loss) on MTM activities	(57.5)	(1.5)	-	(59.0)
Transaction-related expenses associated with MTM activity	(5.9)	-	-	(5.9)
Total MTM activities gross margin (4)	(63.4)	(1.5)	-	(64.9)
Accrual Activities
Accrual activities revenues	N/A	1,149.7	34.1	1,183.8
Hedge gains (losses) reclassified from OCI	N/A	22.5	-	22.5
Cash flow hedge ineffectiveness recorded in income statement	N/A	-	-	-
Total revenue-accrual activities revenues	N/A	1,172.2	34.1	1,206.3
Fuel and Purchased Power	N/A	(1,084.8)	(6.9)	(1,091.7)
Hedges of fuel and purchased power reclassified from OCI	N/A	(34.1)	-	(34.1)
Cash flow hedge ineffectiveness recorded in income statement	N/A	.2	-	.2
Other transaction-related expenses	N/A	-	(18.2)	(18.2)
Total accrual activities gross margin	N/A	53.5	9.0	62.5
Total Gross Margin	$ 63.4)	$ 52.0	$ 9.0	$ (2.4)
Notes: (1) Includes all derivative contracts held for trading and MTM under SFAS No. 133.
(2) Includes generation line of business, provider of last resort services, origination business, unregulated wholesale and retail commodity business.
(3) Includes Conectiv Thermal, Conectiv Operating Services Company, and Pepco Energy Services' energy- efficiency and other services business.

(4) Conectiv Energy's proprietary trading experienced the majority of the $63.4 million negative gross margin in the month of February during an extreme run-up in natural gas prices. Conectiv Energy also sold a purchased power contract in February that was positively affected by the commodity price run-up. The pre-tax gain on the sale of this contract was $24.7 million, and the gain is included in the accrual section of the Other Energy Commodity column above because of the contract's classification as a normal purchase. The tax-effected gross margin for February 2003 Trading was approximately ($35 million) and the tax-effected gain on the long-term power contract was approximately $15 million. The net of these numbers is the ($20 million) reported in the Form 8-K dated March 3, 2003.

Table 2
Roll-forward of Mark-to-Market Energy Contract Net Assets For the Quarter Ended March 31, 2003 (Dollars are Pre-Tax and in Millions)
	Proprietary Trading (1)	Other Energy Commodity (2)	Total
Total Marked-to-market ("MTM") Energy Contract Net Assets at December 31, 2002	$15.8	$21.7	$ 37.5
Total change in unrealized fair value excluding reclassification to realized at settlement of contracts	(57.5)	-	(57.5)
Reclassification to realized at settlement of contracts	86.0	12.4	98.4
Effective portion of changes in fair value - recorded in OCI	-	(2.1)	(2.1)
Ineffective portion of charges in fair value - recorded in earnings	-	.2	.2
Net option premium payments	-	(1.0)	(1.0)
Purchase/sale of existing contracts or portfolios subject to MTM	-	-	-
Total MTM Energy Contract Net Assets at March 31, 2003 (a)	$44.3	$31.2	$ 75.5

(a) Detail of MTM Energy Contract Net Assets at March 31, 2003 (above)			Total
Current Assets			$177.5
Noncurrent Assets			36.6
Total MTM Energy Assets			214.1
Current Liabilities			(121.0)
Noncurrent Liabilities			(17.6)
Total MTM Energy Contract Liabilities			(138.6)
Total MTM Energy Contract Net Assets			$ 75.5
Notes:
(1) Includes all derivative contracts held for trading and MTM under SFAS No. 133.
(2) Includes all contracts that are not classified as Proprietary Trading, but are required to be marked to market.

Table 3
Maturity and Source of Fair Value of Mark-to-Market Energy Contract Net Assets As of March 31, 2003 (Dollars are Pre-Tax and in Millions)
Fair Value of Contracts at March 31, 2003
Maturities
Source of Fair Value	2003	2004	2005	2006 and Beyond	Total Fair Value
Proprietary Trading (1)
Actively Quoted (i.e., exchange-traded) prices	$22.9	$ 7.8	$ .9	$ -	$31.6
Prices provided by other external sources (2)	10.5	2.4	(.4)	(.4)	12.1
Modeled	.9	-	-	-	.9
Total (4)	$34.3	$10.2	$ .5	$ (.4)	$44.6
Other Unregulated (3)
Actively Quoted (i.e., exchange-traded) prices	$25.8	$16.9	$ 8.5	$ -	$51.2
Prices provided by other external sources (2)	4.8	(9.8)	(4.1)	(1.5)	(20.2)
Modeled	-	-	-	-	-
Total	$27.0	$ 7.1	$ 4.4	$(1.5)	$31.0
(1) Proprietary Trading includes all derivative contracts held for trading and marked-to-market under SFAS No. 133.
(2) Prices provided by other external sources - Reflects information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
(3) Other Unregulated Contracts includes all derivative contracts classified as cash flow hedges under SFAS No. 133.

(4) The forward value of the trading contracts represents positions held prior to the cessation of proprietary trading. The values were locked-in during the exit from trading and will be realized during the normal course of business through the year 2005.

Table 4
Selected Competitive Energy Gross Margin Information For the Quarter Ended March 31, 2003 (Dollars in Millions)
	Energy Trading (1)	Other Energy Commodity (2)	Non- Commodity Energy (3)	Total

Total Gross Margin (4)	$(63.4)	$52.0	$ 9.0	$ (2.4)
Less: Total Change in Unrealized Fair Value	(28.5)	(1.2)	-	(29.7)
Gross Margin Adjusted for Unrealized Marked-to-market ("MTM") Gain/Loss	$(91.9)	$ 50.8	$ 9.0	$(32.1)
Add/Deduct Noncash Realized Amortization				(2.1)
Cash Component of Gross Margin (Accrual Basis)				(34.2)
Net Change in Cash Collateral				$ 16.8

(1) Includes all derivative contracts held for trading and marked-to-market under SFAS No. 133.
(2) Includes Generation line of business, Provider of Last Resort services, Origination businesses, and unregulated wholesale and retail commodity business.
(3) Includes Conectiv Thermal, Conectiv Operating Services Company, and Pepco Energy Services' energy-efficiency and other services business.
(4) The gross margin on this line ties to the "Total Gross Margin" on Table 1. Please refer to Note 4 on Table 1 for an explanation of Proprietary Trading gross margin.

Note:  The above table presents details of merchant energy cash flows from gross margin, adjusted for cash provided or used by option premiums. This is not intended to present a statement of cash flows in accordance with GAAP.

Table 5
Cash Flow Hedges Included in Accumulated Other Comprehensive Income As of March 31, 2003 (Dollars in Millions)
Contracts	Accumulated Other Comprehensive Income ("OCI") (Loss) After Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
Merchant Energy (Non-Trading)	$ 18.4	$13.0	35 months
Interest Rate	(78.1)	(4.6)	37 months
Foreign Currency	-	-
Other	-	-
Total	$(59.7)	$ 8.4
Total Other Comprehensive Income Activity For the Three Months Ended March 31, 2003 (After-Tax)
	Merchant Hedge Contracts	Non-Merchant Hedges	Total
Accumulated OCI, December 31, 2002	$ 6.1	$(67.9)	$(61.8)
Changes in fair value	(4.5)	(1.0)	(5.5)
Reclasses from OCI to net income	7.6	-	7.6
Accumulated OCI derivative gain, March 31, 2003	$ 9.2	$(68.9)	$(59.7)

Table 6
Schedule of Credit Risk Exposure on Competitive Wholesale Energy Contracts
	March 31, 2003
Rating (a)	Exposure Before Credit Collateral (b)	Credit Collateral (c)	Net Exposure	Number of Counterparties Greater Than 10% *	Net Exposure of Counterparties Greater Than 10%
(Dollars in Millions)
Investment Grade	$390	$ 39	$351	2	$170
Non-Investment Grade	18	11	7	-	-
Split rating	-	-	-	-	-
No External Ratings	-	-	-	-	-
Internal Rated - Investment Grade	23	-	23	-	-
Internal Rated - Non-Investment Grade	11	-	11	-	-
Total	$442	$ 50	$392	2	$170
Credit reserves			$ 3
*	Using a percentage of the total exposure
(a)

Investment Grade - primarily determined using publicly available credit ratings of the counterparty. If the counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), determined based upon the rating of its guarantor. Included in "Investment Grade" are counterparties with a minimum Standard & Poor's or Moody's rating of BBB- or Baa3, respectively. If a split rating (i.e., rating not uniform between major rating agencies), present separately on appropriate row.

(b)

Exposure before credit collateral - includes the MTM energy contract net assets for open/unrealized transactions, the net receivable/payable for realized transactions and net open positions for contracts not subject to MTM. Amounts due from counterparties should be offset by liabilities payable to those counterparties to the extent that legally unenforceable netting arrangements are in place. Thus, this column should present the net credit exposure to counterparties after reflecting all allowable netting, but before considering collateral held.

(c)

Credit collateral - the fact amount of cash deposits, letters of credit and performance bonds received from counterparties, not adjusted for probability of default, and if applicable property interests (including oil and gas reserves).

Note:

The Company attempts to minimize credit risk exposure to its competitive wholesale energy counterparties through, among other things, formal credit policies, regular assessments of counterparty creditworthiness that result in the establishment of an internal credit quality score with a corresponding credit limit, monitoring procedures that include stress testing, the use of standard agreements which allow for the netting of positive and negative exposures associated with a single counterparty and collateral requirements under certain circumstances, and has established reserves for credit losses.

Table 7
Merchant Plant Owned Assets Hedging Information Estimated Three Calendar Years
	2003	2004	2005
Estimated Plant Output Hedged (1)	100%	100%	100%
Estimated Plant Gas Requirements Hedges (2)	79%	109%	72%

PHI's portfolio of electric generating plants includes "mid-merit" assets. Mid-merit electric generating plants are typically combined cycle units, which can quickly change their kW output level on an economic basis. These plants are generally operated during times when demand for electricity rises and power prices are higher.

The percentages above are based on modeled volumetric requirements using data available at March 31, 2003.
Hedged output is for on-peak periods only.
2003 data represents periods April through December.

(1)  While generation is 100% economically hedged, PHI has POLR load requirements that are forecasted to exceed, on average, the dispatch level of generation in the fleet. In total, the Company has installed capacity that exceeds the level of POLR.

(2) Natural gas is the primary fuel for the majority of the mid-merit fleet.
Table 8
Value at Risk ("VaR") Associated with Energy Contracts For the Quarter Ended March 31, 2003 (Dollars in Millions)

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

	Proprietary Trading VaR (1)	VaR for Energy Derivative Contracts (2)
95% confidence level, one-day holding period, one-tailed (3)
Period end	$ .3	$ 8.0
Average for the period	$2.8	$17.0
High	$8.5	$42.3
Low	$ .3	$ 5.0
Notes:
(1)	Includes all derivative contracts held for trading and marked-to-market under SFAS No. 133.
(2)	Includes all derivative contracts under SFAS No. 133, including trading positions and cash flow hedges.
(3)

As Value at Risk (VaR) calculations are shown in a standard delta or delta/gamma closed form 95% 1-day holding period 1-tail normal distribution form, traditional statistical and financial methods can be employed to reconcile prior 10K and 10Q VaRs to the above approach. In this case, 5-day VaRs divided by the square root of 5 equal 1-day VaRs; and 99% 1-tail VaRs divided by 2.326 times 1.645 equal 95% 1-tail VaRs. Note that these methods of conversion are not valid for converting from 5-day or less holding periods to over 1 month holding periods and should not be applied to "non-standard closed form" VaR calculations in any case.

REGULATORY AND OTHER MATTERS
Rate Changes

     On February 3, 2003, ACE filed a petition with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution rates in New Jersey. The petition seeks a rate increase of approximately of $68.4 million in electric delivery revenues, which equates to an increase in average total electricity rates of 6.9 percent overall. The filing requests a continuation of the currently authorized 12.5% ROE as well as the recovery of several regulatory assets, including carrying costs, over a four-year period. This is the first increase requested for electric distribution rates since 1992. ACE's Petition requested that this increase be made effective for service rendered on and after August 1, 2003. ACE cannot predict at this time the outcome of this filing.

     DPL filed with the Delaware Public Service Commission on March 31, 2003 for a gas base rate increase of $16.8 million, or an increase of 12.7% in total operating revenue. The filing includes a request for a ROE of 12.5%. DPL is currently authorized a ROE of 11.5% in Delaware. This is the first increase requested for its gas distribution since 1994. The Commission suspended the requested increase pending evidentiary hearings, so the Company will exercise its statutory right to place an interim base rate increase of 1.9% into effect on May 30, 2003.

Securitization

     On January 31, 2003, ACE filed a petition with the NJBPU seeking an administrative determination of stranded costs associated with the B. L. England ("BLE") generating facility. The net after tax stranded costs included in the petition were approximately $151 million. An administrative determination of the stranded costs is needed due to the cancelled sale of the plant.

     On February 5, 2003, the NJBPU issued an order on its own initiative seeking input from Atlantic and the Ratepayer Advocate within 10 days as to whether and by how much to cut the 13% pre-tax return that Atlantic is currently authorized to earn on BLE. Atlantic responded on February 18th with arguments that: 1) reduced costs to ratepayers could be achieved legally through timely approvals by the NJBPU of the stranded cost filing made by Atlantic on January 31, 2003, and a securitization filing made the week of February 10; and 2) it would be unlawful, perhaps unconstitutional, and a breach of settlement and prior orders for the NJBPU to deny a fair recovery on prudently incurred investment and to do so without evidentiary hearings or other due process. On April 21, 2003, the NJBPU issued an order making the return previously allowed on BLE interim, as of the date of the order, and directing that the issue of the appropriate return for BLE be included in the stranded cost proceeding.

     On February 14, 2003, ACE filed a Bondable Stranded Costs Rate Order Petition with the NJBPU. The petition requests authority to issue $160 million of Transition Bonds to finance the recovery of stranded costs associated with BLE. This proceeding should move in parallel with the proceeding filed in January seeking an administrative determination of the stranded costs associated with BLE.

Restructuring Deferral

     On August 1, 2002, in accordance with the provisions of New Jersey's Electric Discount and Energy Competition Act ("the Act") and the NJBPU Final Decision and Order concerning the restructuring of ACE's electric utility business, ACE petitioned the NJBPU for a $71.6 million, or 8.4% annualized increase in electric rates, to be effective on August 1, 2003. This proposed rate increase is required to recover deferred costs incurred by ACE, as a result of the NJBPU's implementation of the Act. The deferred costs were incurred by ACE over the four-year period August 1999 through July 31, 2003. The requested increase is required to permit ACE to recover its deferred costs over a four-year period beginning August 1, 2003 and to reset its rates as so an under-recovery of certain costs is no longer embedded in ACE's rates. ACE's recovery of the deferred costs is subject to review and approval by the NJBPU in accordance with the Act. Hearings related to this filing were held in February 2003. Briefs were filed on March 21, 2003 and Reply Briefs filed on April 7, 2003. An Initial Decision by the Administrative Law Judge is expected by June 1, 2003. It is anticipated that the NJBPU will render its decision of this proceeding by August 1, 2003.

Pepco Regulatory Contingencies

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's D.C. Commission approved divestiture settlement that provided for a sharing of any net proceeds from the sale of its generation related assets. A principal issue in the case is whether a sharing between customers and shareholders of the excess deferred income taxes and accumulated deferred investment tax credits associated with the sold assets would violate the normalization provisions of the Internal Revenue Code and implementing regulations. On March 4, 2003, the Internal Revenue Service (IRS) issued a notice of proposed rulemaking (NOPR) that is relevant to that principal issue. Comments on the NOPR must be filed by June 2, 2003, and the IRS will hold a public hearing on June 2, 2003. Three of the parties in the case filed comments urging the D. C. Commission to decide the tax issues now on the basis of the proposed rule. Pepco filed comments in reply to those comments, in which Pepco stated that the courts have held and the IRS has stated that proposed rules are not authoritative and that no decision should be issued on the basis of proposed rules. Instead, Pepco argued that the only prudent course of action is for the D.C. Commission to await the issuance of final regulations relating to the tax issues and then allow the parties to file supplemental briefs on the tax issues. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential exists that Pepco could be required to make additional gain sharing payments to D.C. customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial condition. It is impossible to predict when the D.C. Commission will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002 and Pepco is awaiting a Proposed Order from the Hearing Examiner. The principal issue in the case is the same normalization issue that was raised in the D.C. case. On March 4, 2003, the IRS issued a NOPR that could be relevant to that principal issue. Comments on the NOPR must be filed by June 2, 2003, and the IRS will hold a public hearing on June 25, 2003. Following the filing of comments by Pepco and two other parties, the Hearing Examiner on April 8, 2003: (1) postponed his earlier decision establishing briefing dates on the question of the impact of the proposed rules on the tax issues until after the June 25, 2003 public hearing:(2) allowed the Staff of the Commission and any other parties to submit motions by April 21, 2003 relating to the interpretation of current tax law as set forth in the preamble to the proposed rules and the effect thereof on the tax issues; and (3) allowed Pepco and any other party to file a response to any motion filed by Staff and other parties by April 30, 2003. Staff filed a motion on April 21, 2003, in which it argued that immediate flow through to customers of a portion of the excess deferred income taxes and accumulated deferred investment tax credits can be authorized now based on the IRS NOPR. Pepco filed a response in opposition to Staff's motion on April 30, 2003, in which, among other things, Pepco argued that no action should be taken on the basis of proposed regulations because, as Pepco stated in a similar pleading in the District of Columbia divestiture proceeds case, proposed regulations are not authoritative. The Hearing Examiner will issue a ruling on Staff's motion, although there is no time within which he must issue a ruling. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential also exists that Pepco would be required to make additional gain sharing payments to Maryland customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial condition. It is impossible to predict when the Hearing Examiner or the Maryland Commission will issue their decisions.

Third Party Guarantees

     As of March 31, 2003, Pepco Holdings and its subsidiaries were a party to a variety of agreements pursuant to which they were a guarantor for credit facilities, standby letters of credit, performance residual value, and other commitments and obligations` as follows:

At March 31, 2003, Pepco Holdings and its subsidiaries has $499.9 million of obligations to third parties. The detail of these obligations is summarized below:
	Guarantor
	PHI	Pepco	Conectiv	PCI	Total
Energy trading obligations of Conectiv Energy (1)	$108.0	-	$102.5	-	$210.5
Energy procurement obligations of Pepco Energy Services (1)	46.9	-	-	-	46.9
Standby letters of credit of Pepco Holdings (2)	67.5	-	-	-	67.5
Guaranteed lease residual values (3)	-	.5	6.1	-	6.6
Credit facility obligations of Pepco Energy Services (4)	61.5	-	-	-	61.5
Construction performance guarantees (5)	56.8	-	15.7	-	72.5
Other (6)	-	-	27.7	6.7	34.4
Total	$340.7	$0.5	$152.0	$6.7	$499.9
1.

Pepco Holdings and Conectiv have contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counter parties related to routine energy trading and procurement obligations, including requirements under BGS contracts for ACE.

2.

Pepco Holdings has issued standby letters of credit of $67.5 million on behalf of subsidiaries operations related to Conectiv Energy's competitive energy activities and third party construction performance. These standby letters of credit were put into place in order to allow the subsidiaries flexibility needed to conduct business with counterparties without having to post substantial cash collateral. While the exposure under these standby letters of credit is $67.5 million, Pepco Holdings does not expect to fund the full amount. As of March 31, 2003, the fair value of obligations under these standby letters of credit was not recorded in the Consolidated Balance Sheets.

3.

Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of March 31, 2003, obligations under the guarantees were approximately $6.6 million ($6.1 million by DPL and ACE). Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantee have not been made by the company as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of requiring payment under the guarantee is remote.

4.

Pepco Holdings has issued a guarantee on behalf of a subsidiary's 50% unconsolidated investment in a partnership, for repayment of borrowings under a credit facility of approximately $61.5 million. The maximum potential future payments that could be required to be made for guaranteeing the repayment of borrowings under the credit facility are $75.0 million. There are no obligations related to the borrowings under the credit facility.

5.

Pepco Holdings has performance obligations of $56.8 million related to Pepco Energy Services' performance obligations for construction and operations services. Pepco Energy Services is meeting all of its obligations for construction and operations contracts. Conectiv has performance obligations of $15.7 million relating to obligations to third party suppliers of CTs.

6.	Other guarantees comprise:
o

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications LLC. In addition, it has agreed to Indemnify RCN for 50% of any payments RCN makes under the Starpower franchise and construction performance bonds.  As of March 31, 2003, the guarantees cover the remaining $4.3 million in rental obligations and $2.4 million in franchise and construction performance bonds issued.

o

Other Conectiv obligations include a commitment for a bond payment issued by a subsidiary of $14.7 million and a subsidiary building lease of $4.6 million. Conectiv does not expect to fund the full amount of the exposure under these guarantees.

FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Quarterly report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding the Company's intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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

     Any forward-looking statements speak only as to the date of this Quarterly report and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors, nor can the Company assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.

THIS PAGE LEFT INTENTIONALLY BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
POTOMAC ELECTRIC POWER COMPANY

     For additional information, other than the information disclosed herein, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2002 Form 10-K.

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

Accounting Policy Choices

     Pepco's management believes that based on the nature of its business it has very little choice regarding the accounting policies it utilize as Pepco's business consists of its regulated utility operations, which are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation." However, in the areas that Pepco is afforded accounting policy choices, management does not believe that the application of different accounting policies than those that it chose would materially impact its financial condition or results of operations.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by the Company include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, unbilled revenue, and pension assumptions. Although Pepco believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which was adopted by the Company on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. The Company has identified $73.5 million and $72.1 million in asset removal costs at March 31, 2003 and December 31, 2002, respectively, that are not legal obligations pursuant to the statement. These removal costs have been accrued and are embedded in accumulated depreciation in the accompanying consolidated balance sheets.

     Pepco has applied the provisions of FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to its agreements that contain guarantee clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligation it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

As of March 31, 2003, Pepco was not party to any material guarantees that required disclosure or recognition as a liability on its balance sheet.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses consolidation and/or disclosure by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to finance their activities without additional subordinated support from other parties, or (2) the equity investors lack voting rights, the obligation to absorb expected losses or the right to fully receive expected residual returns. Pepco does not have an interest in any entities that require disclosure or consolidation as a result of adopting the provisions of FIN 46.

CONSOLIDATED RESULTS OF OPERATIONS
LACK OF COMPARABILITY OF OPERATING RESULTS WITH PRIOR YEARS

     The accompanying results of operations for the three months ended March 31, 2003 include only Pepco's operations. The results of operations for the three months ended March 31, 2002, as previously reported by Pepco, include the consolidated operations of Pepco and its pre-merger subsidiaries. Accordingly, the results of operations for the three months ended March 31, 2003, are not comparable with the 2002 amounts.

OPERATING REVENUE
Total operating revenue for the three months ended March 31, 2003, was $333.4 million compared to $489.2 million for the corresponding period in 2002.
	2003	2002	Change
Pepco	$333.4	$316.1	$ 17.3
Pepco Energy Services	-	147.1	(147.1)
PCI	-	26.0	(26.0)
Total	$333.4	$489.2

     The increase in Pepco's operating revenue during the 2003 quarter was primarily derived from a $15.9 million increase in Delivery revenue (revenue Pepco receives for delivering energy to its customers) and a $6.6 million increase in SOS revenue (revenue Pepco receives for the procurement of energy by Pepco for its customers). These increases resulted from unusually cold weather conditions during the 2003 quarter. Heating degree days increased by 31.7% and delivered kilowatt-hour sales increased by approximately 11.6% in the first quarter of 2003. The increases in Delivery and SOS revenue were partially offset by a $5.2 million decrease in Other revenue primarily resulting from lower pole attachment revenue during the 2003 quarter.

     Retail access to a competitive market for generation services was made available to all Maryland customers on July 1, 2000 and to D.C. customers on January 1, 2001. At March 31, 2003, 17% of Pepco's Maryland customers and 12% of its D.C. customers have chosen alternate suppliers. These customers accounted for 987 megawatts of load in Maryland (of Pepco's total load of 3,537) and 960 megawatts of load in D.C. (of Pepco's total load of 2,310). At March 31, 2002, 14% of Pepco's Maryland customers and 7% of its D.C. customers had chosen alternate suppliers. These customers accounted for 1,048 megawatts of load in Maryland (of Pepco's total load of 3,369) and 1.117 megawatts of load in D.C. (of Pepco's total load of 2,326).

     Pepco Energy Services and PCI's operating results during the first quarter of 2003 were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the merger transaction.

OPERATING EXPENSES
Total operating expenses for the three months ended March 31, 2003 were $278.4 million compared to $426.3 million for the corresponding period in 2002.
	2003	2002	Change
Pepco	$278.4	$264.0	$ 14.4
Pepco Energy Services	-	150.6	(150.6)
PCI	-	11.7	(11.7)
Total	$278.4	$426.3

     The increase in Pepco's operating expense during the 2003 quarter primarily results from an increase of $9.2 million in other O&M expenses primarily due to $1.9 million in higher SOS costs resulting from higher SOS revenue and higher benefit costs. Additionally, there was a $3.8 million increase due to higher medical and insurance costs and weather related maintenance and there was an increase of $3.7 million in depreciation expense that resulted from higher software amortization costs in 2003.

     Pepco Energy Services and PCI's operating results during the first quarter of 2003 were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the merger transaction.

OTHER INCOME (EXPENSES)

     Total other income (expenses), which primarily consists of interest income and interest expense, for the three months ended March 31, 2003, was $(20.1) million compared to $(24.9) million for the corresponding period in 2002.

	2003	2002	Change
Pepco	$(20.1)	$(16.4)	$ 3.7
Pepco Energy Services	-	.2	(.2)
PCI	-	(8.7)	(8.7)
Total	$(20.1)	$(24.9)
The increase in Pepco's other (expenses) during 2003 primarily results from lower revenue during 2003 due to a D.C. street lighting contract that Pepco had in 2002 but not in 2003.

     Pepco Energy Services and PCI's operating results during the first quarter of 2003 were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the merger transaction.

INCOME TAX EXPENSE
Total income tax expense (benefit) for the three months ended March 31, 2003, was $12.6 million compared to $11.1 million for the corresponding period in 2002.
	2003	2002	Change
Pepco	$12.6	$12.7	$(.1)
Pepco Energy Services	-	(1.2)	1.2
PCI	-	(.4)	.4
Total	$12.6	$11.1

     Pepco Energy Services and PCI's operating results during the first quarter of 2003 were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the merger transaction.

CAPITAL RESOURCES AND LIQUIDITY
Construction Expenditures

     Pepco's construction expenditures totaled $41.4 million for the three months ended March 31, 2003. For the five-year period 2003 through 2007, construction expenditures are projected to total approximately $900 million.

REGULATORY AND OTHER MATTERS
Regulatory Contingencies

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's D.C. Commission approved divestiture settlement that provided for a sharing of any net proceeds from the sale of its generation related assets. A principal issue in the case is whether a sharing between customers and shareholders of the excess deferred income taxes and accumulated deferred investment tax credits associated with the sold assets would violate the normalization provisions of the Internal Revenue Code and implementing regulations. On March 4, 2003, the Internal Revenue Service (IRS) issued a notice of proposed rulemaking (NOPR) that is relevant to that principal issue. Comments on the NOPR must be filed by June 2, 2003, and the IRS will hold a public hearing on June 25, 2003. Three of the parties in the case filed comments urging the D. C. Commission to decide the tax issues now on the basis of the proposed rule. Pepco filed comments in reply to those comments, in which Pepco stated that the courts have held and the IRS has stated that proposed rules are not authoritative and that no decision should be issued on the basis of proposed rules. Instead, Pepco argued that the only prudent course of action is for the D.C. Commission to await the issuance of final regulations relating to the tax issues and then allow the parties to file supplemental briefs on the tax issues. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential exists that Pepco could be required to make additional gain sharing payments to D.C. customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial condition. It is impossible to predict when the D.C. Commission will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002 and Pepco is awaiting a Proposed Order from the Hearing Examiner. The principal issue in the case is the same normalization issue that was raised in the D.C. case. On March 4, 2003, the IRS issued a NOPR that is relevant to that principal issue. Comments on the NOPR must be filed by June 2, 2003, and the IRS will hold a public hearing on June 25, 2003. Following the filing of comments by Pepco and two other parties, the Hearing Examiner on April 8, 2003: (1) postponed his earlier decision establishing briefing dates on the question of the impact of the proposed rules on the tax issues until after the June 25, 2003 public hearing:(2) allowed the Staff of the Commission and any other parties to submit motions by April 21, 2003 relating to the interpretation of current tax law as set forth in the preamble to the proposed rules and the effect thereof on the tax issues; and (3) allowed Pepco and any other party to file a response to any motion filed by Staff and other parties by April 30, 2003. Staff filed a motion on April 21, 2003, in which it argued that immediate flow through to customers of a portion of the excess deferred income taxes and accumulated deferred investment tax credits can be authorized now based on the IRS NOPR. Pepco filed a response in opposition to Staff's motion on April 30, 2003, in which, among other things, Pepco argued that no action should be taken on the basis of proposed regulations because, as Pepco stated in a similar pleading in the District of Columbia divestiture proceeds case, proposed regulations are not authoritative. The Hearing Examiner will issue a ruling on Staff's motion, although there is no time within which he must issue a ruling. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential also exists that Pepco would be required to make additional gain sharing payments to Maryland customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial condition. It is impossible to predict when the Hearing Examiner or the Maryland Commission will issue their decisions.

Litigation

     On April 7, 2000, approximately 139,000 gallons of oil leaked from a pipeline at a generation station that was owned by Pepco at Chalk Point in Aquasco, Maryland. The pipeline was operated by Support Terminals Services Operating Partnership LP, an unaffiliated pipeline management company. The oil spread from Swanson Creek to the Patuxent River and several of its tributaries. The area affected covers portions of 17 miles of shoreline along the Patuxent River and approximately 45 acres of marshland adjacent to the Chalk Point property. As a result of the oil spill, eleven class action lawsuits and two additional lawsuits on behalf of a number of Southern Maryland residents, businesses and watermen were filed against Pepco. On November 27, 2001, Pepco and ST Services entered into a Settlement Agreement with the various plaintiffs to settle all pending class action litigation stemming from the oil spill. Under the Settlement Agreement, a total of $2.25 million was placed in an escrow account to be distributed to watermen and property owner class members pursuant to a Plan of Distribution filed with the Court. On December 27, 2001, the Court entered an "Order Certifying Settlement Classes and Preliminarily Approving Proposed Settlement," which was approved in April 2002. In April 2002, the Claims Administrator provided the Court with a list of those members of the Settlement Classes which had timely excluded themselves from the Settlement Agreement. Approximately 80 class members elected to exclude themselves from the terms of the November 27, 2001 Settlement Agreement. Pepco continues to negotiate the outstanding claims with the insurance carrier.

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

     Any forward-looking statements speak only as to the date of this Quarterly report and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors, nor can the Company assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.

THIS PAGE LEFT INTENTIONALLY BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONECTIV

     For additional information, other than the information disclosed herein, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2002 Form 10-K.

     Other than the information included in the "Results of Operations" section below, information under this item for Conectiv, DPL, ACE, and ACE Funding has been omitted in accordance with General Instruction H to the Form 10-Q.

CONSOLIDATED RESULTS OF OPERATIONS
Electric Revenues
	Three Months Ended March 31,
	2003	2002	Change
	(Dollars in Millions)
Regulated electric revenues	$557.6	$456.2	$101.4
Non-regulated electric revenues	426.9	95.3	331.6
Total electric revenues	$984.5	$551.5	$433.0

     The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of ACE and DPL.

Regulated Electric Revenues

     The increase in "Regulated electric revenues" resulted from an increase of $62.4 million in interchange sales from ACE to PJM. The New Jersey BPU mandated that each New Jersey utility participate in an auction to allow third-party energy suppliers to provide Basic Generation Service (BGS) to the customers in its territory. As of August 1, 2002, approximately 72% of the customer MWH load which ACE was serving began to be served by other suppliers. ACE now has generation to sell to PJM which previously was used to supply customers in the territory. Regulated electric retail revenues increased $38.8 million due to higher customer usage of electricity due to colder winter weather in 2003, partly offset by a decrease in retail revenues due to more use of alternative suppliers by customers.

Non-regulated Electric Revenues

     "Non-regulated electric revenues" for all periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3, as discussed in Note 3 to Conectiv's Consolidated Financial Statements included in Item 8 of Part II of Pepco Holdings, Inc. 2002 Annual Report on Form 10-K. The increase in "Non-regulated electric revenues" included: (i) a $261.3 million increase in wholesale sales related primarily to a new contract resulting from the Basic Generation Service (BGS) auction held in February 2002 and increased sales due to colder winter weather, and (ii) a $106.6 million increase in strategic generation revenues due to higher output in 2003 and higher market prices.

Gas Revenues
	Three Months Ended March 31,
	2003	2002	Change
	(Dollars in Millions)
Regulated gas revenues	$72.2	$63.5	$ 8.7
Non-regulated gas revenues	15.3	64.5	(49.2)
Total gas revenues	$87.5	$128.0	$(40.5)

     DPL has gas revenues from on-system natural gas sales, which generally are subject to price regulation, and from the transportation of natural gas for customers. The table above shows the amounts of gas revenues from sources that were subject to price regulation (regulated) and that were not subject to price regulation (non-regulated).

     The increase in "Regulated gas revenues" primarily resulted from higher revenues of $20.4 million from colder winter weather in 2003, partially offset by lower revenues of $11.5 million resulting from a Gas Cost Rate decrease effective November 2002.

     "Non-regulated gas revenues" for all periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3, as discussed in Note 3 to Conectiv's Consolidated Financial Statements included in Item 8 of Part II of Pepco Holdings, Inc. 2002 Annual Report on Form 10-K.

     "Non-regulated gas revenues" decreased during the 2003 quarter. Additionally, during the first quarter of 2003, Conectiv Energy had a loss of $92.3 million. Excluding the impact of the loss of $65.7 million on the cancellation of a combustion turbine contract, Conectiv Energy lost $26.6 million. The $26.6 million was primarily due to net trading losses that resulted from a dramatic rise in natural gas futures prices during February 2003. Pepco Holdings had previously reported a net trading loss of $20 million for February in the Form 8-K dated March 3, 2003. The additional net after-tax trading losses of approximately $6 million were incurred in January. The net trading loss of approximately $26.6 million is net of an after-tax gain of $15 million on the sale of a purchase power contract in February 2003. In response to the trading losses, in early March 2003, Pepco Holdings ceased all proprietary trading activities.

Other Services Revenues

     "Other services" revenues increased $98.2 million to $187.2 million for the first quarter of 2003. The $98.2 million increase was primarily due to higher revenues from the sale of petroleum products, including heating oil, mainly due to higher volume and prices, due to colder winter weather in 2003.

Operating Expenses
Electric Fuel and Purchased Energy

     "Electric fuel and purchased energy" related to non-regulated electric revenue activities for all periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3, as discussed in Note 3 to Conectiv's Consolidated Financial Statements included in Item 8 of Part II of Pepco Holdings, Inc. 2002 Annual Report on Form 10-K. "Electric fuel and purchased energy" increased by $343.5 million to $704.8 million for the first quarter of 2003, from $361.3 million for the first quarter 2002. The increase was due to a $272.2 million increase in "non-regulated electric fuel and purchased energy", primarily related to procuring energy for a new contract resulting from the BGS auction held in February 2002, as noted above in the discussion of "Non-regulated electric revenues." In addition, there was a $91.9 million increase in "regulated electric fuel and purchased energy" primarily related to higher volumes of kilowatt hours delivered due to colder winter weather and higher prices.

Gas Purchased

     "Gas purchased" related to non-regulated gas revenue activities for all periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3, as discussed in Note 3 to Conectiv's Consolidated Financial Statements included in Item 8 of Part II of Pepco Holdings, Inc. 2002 Annual Report on Form 10-K. "Gas purchased" increased by $52.9 million to $154.5 million for the first quarter of 2003, from $101.6 million for the first quarter of 2002. The increase was mainly due to a $50.2 million increase in the prices paid for gas purchased for trading.

Other Services' Cost of Sales

     Other services' cost of sales increased by $95.0 million to $173.4 million for the first quarter of 2003, from $78.4 million for the first quarter of 2002. The primary reason for the increase was related to higher volumes of petroleum products purchased to support increased sales.

Other Operation and Maintenance

     Other operation and maintenance expenses increased by $4.9 million to $119.4 million for the first quarter of 2003, from $114.5 million for the first quarter of 2002. The increase was mainly due to higher pension and other postretirement benefits expense offset by lower amounts of estimated uncollectible accounts receivable.

Impairment Loss

     The impairment loss of $110.7 million (before tax) for the first quarter of 2003 is a result of Conectiv Energy's previously disclosed decision to cancel a contract with General Electric for the delivery of four combustion turbines (CTs). Conectiv Energy cancelled the CTs due to uncertainty in the energy markets and current high level of capacity reserves within PJM. The $57.9 million before-tax purchase accounting reversal offset is not pushed down to Conectiv but is recorded at the parent company (Pepco Holdings) level.

Depreciation and Amortization

     Depreciation and amortization expenses increased by $8.6 million for the first quarter of 2003 primarily due to increased amortization of recoverable stranded costs and an increase for depreciation of new mid-merit electric generating plants.

Deferred Electric Service Costs

     Deferred electric service costs decreased by $16.2 million due to lower costs related to ACE providing Basic Generation Service. The balance for ACE's deferred electric service costs was $154.7 million as of March 31, 2003. ACE's recovery of the deferred costs is subject to review by the NJBPU, which will determine the amount of cost recovery in accordance with New Jersey's Electric Discount and Energy Competition Act.

Other Income (Expenses)

     Other Income (Expenses) decreased by $3.3 million to a net expense of $(29.3) million for the first quarter of 2003, from a net expense of $(32.6) million for the first quarter of 2002. The decrease is primarily due to income from tax gross-ups on increased contributions in aid of construction and lower earnings from the EnerTech funds in the first quarter of 2002, partly offset by higher interest expense due to increased amounts of outstanding long term debt.

Income Taxes
Income taxes decreased by $63.4 million mainly due to lower income from continuing operations before income taxes.

THIS PAGE LEFT INTENTIONALLY BLANK.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DELMARVA POWER & LIGHT COMPANY

     For additional information, other than the information disclosed herein, refer to Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations of the Company's 2002 Form 10

     Other than the information included in the "Results of Operations" section below, information under this item for Conectiv, DPL, ACE, and ACE Funding has been omitted in accordance with General Instruction H to the Form 10

RESULTS OF OPERATIONS
Electric Revenues	Three Months Ended March 31,
	2003	2002	Change
	(Dollars in Millions)
Regulated electric revenues	$262.1	$236.6	$25.5
Non-regulated electric revenues	1.0	0.5	0.5
Total electric revenues	$263.1	$237.1	$26.0

     The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of DPL.

Regulated Electric Revenues

     The increase in "Regulated electric revenues" was due to the following: (I) an $8.0 million increase in residential electric, and (ii) a 13.7 million increase residential space heating electric, mainly these increases can be attributed to the colder winter weather.

Gas Revenues	Three Months Ended March 31,
	2003	2002	Change
	(Dollars in Millions)
Regulated gas revenues	$72.1	$63.6	$8.5
Non-regulated gas revenues	5.1	8.6	(3.5)
Total gas revenues	$77.2	$72.2	$5.0

     DPL has gas revenues from on-system natural gas sales, which generally are subject to price regulation, and from the transportation of natural gas for customers. The table above shows the amounts of gas revenues from sources that were subject to price regulation (regulated) and that were not subject to price regulation (non-regulated).

     The increase in "Regulated gas revenues" primarily resulted from higher revenues of $20.4 million from colder winter weather in 2003, partially offset by lower revenues of $11.5 million resulting from a Gas Cost Rate decrease effective November 2002.

The decrease in "Non-regulated gas revenues" is primarily due to DPL's exit from the competitive retail gas business and only selling to large industrial customers.
Operating Expenses
Electric Fuel and Purchased Energy

     "Electric fuel and purchased energy" increased by $20.2 million to $169.9 million for the first quarter of 2003, from $149.7 million for the first quarter of 2002. The increase was due to a colder winter and higher fuel prices.

Gas Purchased

     "Gas purchased" decreased by $0.1 million to $52.3 million for the first quarter of 2003, from $52.4 million for the first quarter of 2002. The over all decrease was due to reduced costs of natural gas for the regulated gas delivery business.

Other Operation and Maintenance

     Other operation and maintenance expenses decreased by $0.7 million to $43.0 million for the first quarter of 2003, from $43.7 million for the first quarter of 2002. The decrease was due to a reduction in estimated uncollectible accounts receivable partially offset by higher pension costs.

Depreciation and Amortization

     Depreciation and amortization expenses decreased by $2.2 million to $18.7 million for the first quarter of 2003, from $20.9 million for the first quarter of 2002, primarily due to lower amortization of stranded costs.

Other Income (Expenses)

     Other (expenses) decreased by $0.7 million to a net expense of $(8.1) million for the first quarter of 2003, from a net expense of $(8.8) million for the first quarter of 2002. This decrease is primarily due to lower interest expense, net of capitalized amounts, resulting from the repayment of long-term debt, partially offset by lower interest and dividend income.

Income Taxes
Income taxes increased by $0.4 million to $15.0 million for the first quarter of 2003, from $14.6 million for the first quarter of 2002, primarily due to higher income before income taxes.

THIS PAGE LEFT INTENTIONALLY BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC COMPANY

     For additional information, other than the information disclosed herein, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2002 Form 10-K.

     Other than the information included in the "Results of Operations" section below, information under this item for Conectiv, DPL, ACE, and ACE Funding has been omitted in accordance with General Instruction H to the Form 10-Q.

RESULTS OF OPERATIONS
Electric Revenues
	Three Months Ended March 31,
	2003 2002		Change
	(Dollars in Millions)
Regulated electric revenues	$295.5	$219.6	$75.9
Non-regulated electric revenues	5.7	1.4	4.3
Total electric revenues	$301.2	$221.0	$80.2

     The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of ACE.

Regulated Electric Revenues

     The increase in "Regulated electric revenues" was due to the following: (i) regulated electric retail revenues increased $15.2 million due to the colder winter weather in 2003, and (ii) Interchange increased $62.4 million due to the New Jersey BPU mandate that each New Jersey utility participate in an auction to allow third-party energy suppliers to provide Basic Generation Service to the customers in its territory. As of August 1, 2002, approximately 72% of the customer MWH load, which ACE was serving, began to be served by other suppliers. This means that ACE now has generation to sell to PJM, which was previously used by supply customers in the territory.

Operating Expenses
Electric Fuel and Purchased Energy

     "Electric fuel and purchased energy" increased by $49.3 million to $184.4 million for the first quarter of 2003, from $135.1 million for the first quarter of 2002. The increase was due to colder winter weather, higher fuel prices and increased interchange sales.

Other Operation and Maintenance

     Other operation and maintenance expenses decreased by $1.5 million to $56.0 million for the first quarter of 2003, from $57.5 million for the first quarter of 2002. The decrease was mainly due to a reduction in estimated uncollectible accounts receivable partially offset by higher pension and other postretirement benefit costs.

Depreciation and Amortization

     Depreciation and amortization expenses increased by $11.7 million to $28.7 million for the first quarter of 2003, from $17.0 million for the first quarter of 2002 primarily due to the following: (i) $6.2 million for amortization of bondable transition property on ACE Funding as result of transition bonds in December 2002, and (ii) $5.2 million for amortization of a regulatory tax asset related to New Jersey stranded costs.

Other Taxes

     Other taxes increased by $0.8 million to $6.5 million for the first quarter of 2003, from $5.7 million for the first quarter of 2002. The increase was mainly due to higher tax expense for the Transitional Energy Facility Assessment, which is based on kilowatt hour sales.

Deferred Electric Service Costs

     Deferred electric service costs decreased by $16.2 million due to lower costs related to ACE providing Basic Generation Service. The balance for ACE's deferred electric service costs was $154.7 million as of March 31, 2003. ACE's recovery of the deferred costs is subject to review by the NJBPU, which will determine the amount of cost recovery in accordance with New Jersey's Electric Discount and Energy Competition Act.

Other Income (Expenses)

     Other (expenses) decreased by $0.1 million to a net expense of $(11.0) million for the first quarter of 2003, from a net expense of $(11.1) million for the first quarter of 2002. This decrease is primarily due to lower interest expense, net of capitalized amounts, resulting from repayment of long-term debt partly offset by an increase in income from billings to customers to recover ACE's income tax expense on contributions-in-aid of construction.

Income Taxes
Income taxes increased by $1.2 million to $5.1 million for the first quarter of 2003, from $3.9 million for the first quarter of 2002, primarily due to higher income before income taxes.

THIS PAGE LEFT INTENTIONALLY BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC
For the information required by this item refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2002 Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Pepco Holdings
For the information required to be disclosed in this section, refer to Item 7A Quantitative and Qualitative Disclosure About Market Risk of the Company's 2002 Form 10-K.
Pepco
For the information required to be disclosed in this section, refer to Item 7A Quantitative and Qualitative Disclosure About Market Risk of the Company's 2002 Form 10-K.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR CONECTIV, DPL, ACE, AND ACE FUNDING AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 4. CONTROLS AND PROCEDURES
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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

There were no significant changes in the company's internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation.
Part II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Pepco Holdings

     In 1991, Pepco entered into a power purchase agreement ("PPA") with Panda Brandywine, L.P. ("Panda"), the operator/lessee of a qualifying facility, under which Pepco agreed to purchase 230 megawatts of capacity and energy from 1996 through 2021. In connection with the sale by Pepco of its generation assets to affiliates of Mirant Corporation in 2000, Pepco entered into a "back-to-back" arrangement with Mirant whereby Mirant has agreed to purchase from Pepco the entire output under the PPA at a cost equal to the amount Pepco is required to pay to Panda under the PPA. Panda or its affiliates challenged the back-to-back arrangement before the Maryland Public Service Commission (the "Maryland PSC"), the D.C. Public Service Commission (the "DC PSC"), and the Federal Energy Regulatory Commission ("FERC") and in Texas state court ("Texas Action"). In each case Panda contended that the back-to-back arrangement was an assignment, delegation or transfer requiring Panda's consent under the PPA. Pepco removed the Texas Action to the Federal District Court for the Northern District of Texas. The Texas Action was then dismissed by the District Court on procedural grounds and the dismissal was affirmed by the United States Court of Appeals for the Fifth Circuit. Panda's requests for relief from the DC PSC and the FERC were also denied and Panda did not seek judicial review of those decisions. In the proceeding before the Maryland PSC, Pepco submitted its own motion for an order declaring that the back-to back arrangement does not violate the anti-assignment provisions in the PPA. The Maryland PSC issued a ruling that the back-to-back arrangement did not constitute an assignment or a delegation under the PPA. Panda then sought judicial review of the Maryland PSC ruling in the Maryland Circuit Court for Montgomery County. On April 23,2001, the Circuit Court reversed the Maryland PSC and ruled that the back-to-back arrangement constituted an assignment of the PPA by Pepco to Mirant, but stayed its decision pending appeal. The Maryland PSC, Maryland People's counsel and Pepco appealed the Circuit Court ruling to the Maryland Court of Special Appeals. In July 2002, the Court of Special Appeals ruled that, while the Maryland PSC decision could not be sustained as a matter of contract interpretation, the Maryland PSC could approve the back-to-back arrangement as a matter of public policy. The Court of Special Appeals remanded the case to the Maryland PSC for further review consistent with its decision. Panda, the Maryland PSC, Pepco and the Maryland Peoples counsel each have sought review of the Court of Special Appeals' decision in the Maryland Court of Appeals (the highest court in Maryland). In December 2002, the Maryland Court of Appeals granted the petitions for review. The case has since been briefed and oral argument was held on April 8, 2003. No decision has yet been issued.

     In connection with the purchase of Pepco's generation assets, Mirant has agreed to an adjustment of the purchase price if the back-to-back arrangement is determined to violate the PPA as a prohibited assignment, delegation or transfer in a binding court order issued on or before March 19, 2005. The amount that Mirant would be obligated to pay to Pepco pursuant to this adjustment provision is designed to compensate Pepco for loss of the benefit of its arrangement with Mirant at then prevailing market prices. If Mirant were unable to fulfill its contractual obligations to Pepco, the Company believes that its restructuring settlement agreements, which have been approved by the Maryland PSC and the DC PSC, will permit Pepco to recover in its retail distribution rates the above-market power purchase costs that it likely would incur under the PPA. However, if Pepco were unsuccessful in securing favorable rate treatment, the additional costs could have a material adverse effect on the Company's results of operations and financial condition.

For the information required by this item, refer also to Item 3, Legal Proceedings of the Company's 2002 Form 10-K.
Pepco

     In 1991, Pepco entered into a power purchase agreement ("PPA") with Panda Brandywine, L.P. ("Panda"), the operator/lessee of a qualifying facility, under which Pepco agreed to purchase 230 megawatts of capacity and energy from 1996 through 2021. In connection with the sale by Pepco of its generation assets to affiliates of Mirant Corporation in 2000, Pepco entered into a "back-to-back" arrangement with Mirant whereby Mirant has agreed to purchase from Pepco the entire output under the PPA at a cost equal to the amount Pepco is required to pay to Panda under the PPA. Panda or its affiliates challenged the back-to-back arrangement before the Maryland Public Service Commission (the "Maryland PSC"), the D.C. Public Service Commission (the "DC PSC"), and the Federal Energy Regulatory Commission ("FERC") and in Texas state court ("Texas Action"). In each case Panda contended that the back-to-back arrangement was an assignment, delegation or transfer requiring Panda's consent under the PPA. Pepco removed the Texas Action to the Federal District Court for the Northern District of Texas. The Texas Action was then dismissed by the District Court on procedural grounds and the dismissal was affirmed by the United States Court of Appeals for the Fifth Circuit. Panda's requests for relief from the DC PSC and the FERC were also denied and Panda did not seek judicial review of those decisions. In the proceeding before the Maryland PSC, Pepco submitted its own motion for an order declaring that the back-to back arrangement does not violate the anti-assignment provisions in the PPA. The Maryland PSC issued a ruling that the back-to-back arrangement did not constitute an assignment or a delegation under the PPA. Panda then sought judicial review of the Maryland PSC ruling in the Maryland Circuit Court for Montgomery County. On April 23,2001, the Circuit Court reversed the Maryland PSC and ruled that the back-to-back arrangement constituted an assignment of the PPA by Pepco to Mirant, but stayed its decision pending appeal. The Maryland PSC, Maryland People's counsel and Pepco appealed the Circuit Court ruling to the Maryland Court of Special Appeals. In July 2002, the Court of Special Appeals ruled that, while the Maryland PSC decision could not be sustained as a matter of contract interpretation, the Maryland PSC could approve the back-to-back arrangement as a matter of public policy. The Court of Special Appeals remanded the case to the Maryland PSC for further review consistent with its decision. Panda, the Maryland PSC, Pepco and the Maryland Peoples counsel each have sought review of the Court of Special Appeals' decision in the Maryland Court of Appeals (the highest court in Maryland). In December 2002, the Maryland Court of Appeals granted the petitions for review. The case has since been briefed and oral argument was held on April 8, 2003. No decision has yet been issued.

     In connection with the purchase of Pepco's generation assets, Mirant has agreed to an adjustment of the purchase price if the back-to-back arrangement is determined to violate the PPA as a prohibited assignment, delegation or transfer in a binding court order issued on or before March 19, 2005. The amount that Mirant would be obligated to pay to Pepco pursuant to this adjustment provision is designed to compensate Pepco for loss of the benefit of its arrangement with Mirant at then prevailing market prices. If Mirant were unable to fulfill its contractual obligations to Pepco, the Company believes that its restructuring settlement agreements, which have been approved by the Maryland PSC and the DC PSC, will permit Pepco to recover in its retail distribution rates the above-market power purchase costs that it likely would incur under the PPA. However, if Pepco were unsuccessful in securing favorable rate treatment, the additional costs could have a material adverse effect on the Company's results of operations and financial condition.

For the information required by this item, refer also to Item 3, Legal Proceedings of the Company's 2002 Form 10-K.
Conectiv
For the information required by this item, refer to Item 3, Legal Proceedings of the Company's 2002 Form 10-K.
Delmarva Power and Light Company
For the information required by this item, refer to Item 3, Legal Proceedings of the Company's 2002 Form 10-K.
Atlantic City Electric Company
For the information required by this item, refer to Item 3, Legal Proceedings of the Company's 2002 Form 10-K.
Atlantic City Electric Transition Funding LLC
For the information required by this item, refer to Item 3, Legal Proceedings of the Company's 2002 Form 10-K.
Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
Pepco Holdings - None
Pepco - None

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR CONECTIV, DPL, ACE, AND ACE FUNDING AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 3. DEFAULTS UPON SENIOR SECURITIES
Pepco Holdings - None
Pepco - None

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR CONECTIV, DPL, ACE, AND ACE FUNDING AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Pepco Holdings
(a)	Annual Meeting of Shareholders held on April 25, 2003.
(b)	(1)	Directors who were elected at the annual meeting:
For Term Expiring in 2006:
Terence C. Golden	Votes cast for: Votes withheld:	143,309,793 5,350,691
George F. MacCormack	Votes cast for: Votes withheld:	143,327,408 5,333,076
Floretta D. McKenzie	Votes cast for: Votes withheld:	144,416,424 4,244,060
Lawrence C. Nussdorf	Votes cast for: Votes withheld:	142,834,249 5,826,235
(b)	(1)	Directors whose term of office continued after the annual meeting:
Edmund B. Cronin, Jr.	Judith A. McHale	Dennis R. Wraase
John M. Derrick, Jr.	Peter F. O'Malley	A. Thomas Young
Richard B. McGlynn	Pauline A. Schneider
(c)	The following shareholder proposal was introduced:

     "RESOLVED: That the stockholders of Pepco Holdings recommend that the Board of Directors take the necessary steps to reinstate the election of directors ANNUALLY, instead of the staggered system which was recently adopted."

The following statement has been supplied by the shareholder submitting this proposal:
" REASONS: The great majority of New York Stock Exchange listed corporations elect all their directors each year.
" This insures that ALL directors will be more accountable to ALL shareholders each year and to a certain extent prevents the self-perpetuation of the Board.
"If you AGREE, please mark your proxy FOR this resolution."
The shareholder proposal was defeated. There were 64,735,427 votes cast against the proposal, 49,023,494 votes cast in support of the proposal, and 3,493,441 votes abstaining.
Pepco - None

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR CONECTIV, DPL, ACE, AND ACE FUNDING AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 5. OTHER INFORMATION
Pepco Holdings - None
Pepco - None

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR CONECTIV, DPL, ACE, AND ACE FUNDING AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

     The documents listed below are being filed on behalf of Pepco Holdings, Inc. (PHI), Conectiv, Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL), Atlantic City Electric company (ACE) and Atlantic City Electric Transition Funding LLC (ACEF).

Exhibit No.	Registrant(s)	Description of Exhibit	Reference
3	Pepco	Bylaws	Filed herewith.
12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.
12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.
12.3	Conectiv	Statements Re: Computation of Ratios	Filed herewith.
12.4	DPL	Statements Re: Computation of Ratios	Filed herewith.
12.5	ACE	Statements Re: Computation of Ratios	Filed herewith.
15	PHI	Independent Accountants' Awareness Letter	Filed herewith.
99.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
99.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
99.3	Conectiv	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
99.4	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
99.5	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
99.6	ACEF	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

Exhibit 12.1 Statements Re. Computation of Ratios

PEPCO HOLDINGS
Three Months Ended		For the Year Ended December 31,
March 31, 2003		2002	2001	2000	1999
	(Dollar Amounts in Millions)
Net (loss) income	$(24.9)	$210.5	$192.3	$369.1	$256.7
Taxes based on income	(22.0)	124.1	83.5	341.2	114.5

Income before taxes	(46.9)	334.6	275.8	710.3	371.2

Fixed charges:
Interest charges	99.6	239.2	166.4	230.7	208.7
Interest factor in rentals	4.7	13.0	23.8	23.6	23.8

Total fixed charges	104.3	252.2	190.2	254.3	232.5

Competitive operations capitalized interest	(5.1)	(9.9)	(2.7)	(3.9)	(1.8)

Income before income taxes and fixed charges	$ 52.3	$576.9	$463.3	$960.7	$601.9

Coverage of fixed charges	.5	2.29	2.44	3.78	2.59

Preferred dividend requirements, including redemption premium	$1.5	$5.9	$5.0	$5.5	$8.9

Ratio of pre-tax income to net income	1.88	1.59	1.43	1.92	1.45

Preferred dividend factor	$2.8	$9.4	$7.2	$10.6	$12.9

Total fixed charges and preferred dividends	$107.1	$261.6	$197.4	$264.9	$245.4

Coverage of combined fixed charges and preferred dividends	..49	2.21	2.35	3.63	2.45

Exhibit 12.2 Statements Re. Computation of Ratios
PEPCO
	Three Months Ended	For the Year Ended December 31,
	March 31, 2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)

Net income	$20.0	$141.2	$192.3	$369.1	$256.7
Taxes based on income	12.6	79.9	83.5	341.2	114.5

Income before taxes	32.6	221.1	275.8	710.3	371.2

Fixed charges:
Interest charges	21.7	118.7	166.4	230.7	208.7
Interest factor in rentals	3.4	9.3	23.8	23.6	23.8

Total fixed charges	25.1	128.0	190.2	254.3	232.5

Competitive subsidiary capitalized interest	-	(0.2)	(2.7)	(3.9)	(1.8)

Income before income taxes and fixed charges	$57.7	$348.9	$463.3	$960.7	$601.9

Coverage of fixed charges	2.30	2.73	2.44	3.78	2.59

Preferred dividend requirements	$ 1.2	$ 5.0	$ 5.0	$ 5.5	$ 8.9

Ratio of pre-tax income to net income	1.63	1.57	1.43	1.92	1.45

Preferred dividend factor	$ 2.0	$ 7.8	$ 7.2	$10.6	$12.9

Total fixed charges and preferred dividends	$27.1	$135.8	$197.4	$264.9	$245.4

Coverage of combined fixed charges and preferred dividends	2.13	2.57	2.35	3.63	2.45
Note:

Three Months Ended March 31, 2003 amounts are Pepco only. Periods prior to March 31, 2003 consist of the results of Pepco and its pre-merger subsidiaries, PCI and Pepco Energy Services. Accordingly the year and quarter results are not comparable.

Exhibit 12.3 Statements Re. Computation of Ratios
CONECTIV
Three Months Ended		For the Year Ended December 31,
March 31, 2003		2002	2001	2000	1999
	(Dollar Amounts in Millions)
(Loss) Income from continuing operations	$(65.2)	$ 90.8	$374.7	$203.8	$143.5

Income taxes	(44.9)	70.6	251.6	151.3	123.1

Fixed charges:		121.6	147.1	166.3	149.7
Interest on long-term debt including amortization of discount, premium and expense	32.9
Other interest	4.6	32.2	54.2	60.8	37.7
Preferred dividend requirements of subsidiaries	3.1	15.8	18.7	20.4	20.0
Total fixed charges	$ 40.6	169.6	220.0	247.5	207.4

Nonutility capitalized interest	(3.9)	(15.8)	(15.1)	(9.3)	(3.3)

Undistributed earnings of equity method investees	-	-	-	(4.5)	-

Earnings before extraordinary item, income taxes, and fixed charges	$(73.4)	$315.2	$831.2	$588.8	$470.7

Total fixed charges shown above	$ 40.6	$169.6	$220.0	$247.5	$207.4
Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	.2	1.9	3.6	5.3	6.1

Fixed charges for ratio computation	$ 40.8	$171.5	$223.6	$252.8	$213.5

Ratio of earnings to fixed charges	(1.80)	1.84	3.72	2.33	2.20

Exhibit 12.4 Statements Re. Computation of Ratios
DELMARVA POWER & LIGHT COMPANY
Three Months Ended		For the Year Ended December 31,
March 31, 2003		2002	2001	2000	1999
	(Dollar Amounts in Millions)
Net income	$22.6	$ 49.7	$200.6	$141.8	$142.2

Income taxes	15.0	33.7	139.9	81.5	95.3

Fixed charges:
Interest on long-term debt including amortization of discount, premium and expense	9.4	42.6	68.5	77.1	77.8
Other interest	.8	3.6	3.4	7.5	6.1
Preferred dividend requirements of a subsidiary trust	1.4	5.7	5.7	5.7	5.7
Total fixed charges	11.6	51.9	77.6	90.4	89.6

Nonutility capitalized interest	-	-	-	-	-

Earnings before extraordinary item, income taxes, and fixed charges	$49.2	$135.3	$418.1	$313.7	$327.1

Fixed charges	$11.6	$ 51.9	$ 77.6	$ 90.4	$ 89.6

Preferred dividend requirements	.4	2.9	6.3	7.7	7.4

Total Fixed Charges and Preferred Dividends	$12.0	$ 54.8	$ 83.9	$ 98.1	$ 97.0

Ratio of earnings to fixed charges and preferred dividends	4.10	2.47	4.98	3.20	3.37

Exhibit 12.5 Statements Re. Computation of Ratios
ATLANTIC CITY ELECTRIC COMPANY
Three Months Ended		For the Year Ended December 31,
March 31, 2003		2002	2001	2000	1999
	(Dollar Amounts in Millions)
Net income	$ 8.1	$ 28.2	$ 75.5	$ 54.4	$ 63.9

Income taxes	5.1	16.3	46.7	36.7	49.3

Fixed charges:
Interest on long-term debt including amortization of discount, premium and expense	15.7	53.1	62.2	76.2	60.6
Other interest	.6	2.4	3.3	4.5	3.8
Preferred dividend requirements of subsidiary trusts	1.4	7.6	7.6	7.6	7.6
Total fixed charges	17.7	63.1	73.1	88.3	72.0

Earnings before extraordinary item, income taxes and fixed charges	$30.9	$107.6	$195.3	$179.4	$185.2

Fixed charges	$17.7	$ 63.1	$ 73.1	$ 88.3	$ 72.0

Preferred dividend requirements	.1	1.1	2.7	3.6	3.8

Total Fixed Charges and Preferred Dividends	$17.8	$ 64.2	$ 75.8	$ 91.9	$ 75.8

Ratio of earnings to fixed charges and preferred dividends	1.73	1.68	2.58	1.95	2.44

Exhibit 15
May 14, 2003
Securities and Exchange Commission 450 Fifth Street, N.W. Washington, DC 20549
Commissioners:

We are aware that our report dated May 14, 2003 on our review of interim financial information of Pepco Holdings, Inc. (the "Company') as of March 31, 2003 and for the quarterly periods ended March 31, 2003 and 2002 and included in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003 is incorporated by reference in the Prospectuses constituting parts of the Registration Statements on Forms S-8 (Numbers 333-96673, 333-96675, and 333-96687), on Form S-3 (Numbers 333-89938, 333-100478 and 333-104350) and on Form S-4 (Number 333-103408).

Very truly yours,
/s/ PRICEWATERHOUSE COOPERS LLP PricewaterhouseCoopers LLP

(b) Reports on Form 8-K A Current Report on Form 8-K was filed by the following registrants for the quarter ended March 31, 2003:
PEPCO HOLDINGS
A Current Report on Form 8-K was filed on January 13, 2003. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).
A Current Report on Form 8-K was filed on January 17, 2003. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).
A Current Report on Form 8-K was filed on February 11, 2003. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).
A Current Report on Form 8-K was filed on March 3, 2003. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).
A Current Report on Form 8-K was filed on March 6, 2003. The item reported on such Form 8-K was Item 7 (Financial Statements and Exhibits).
A Current Report on Form 8-K was filed on March 20, 2003. The items reported on such Form 8-K were Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure).
PEPCO
None.
CONECTIV
A Current Report on Form 8-K was filed on January 13, 2003. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).
DPL
None.
ACE
A Current Report on Form 8-K was filed on January 13, 2003. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).
ACE FUNDING
None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2003	PEPCO HOLDINGS, INC. POTOMAC ELECTRIC POWER COMPANY CONECTIV DELMARVA POWER & LIGHT COMPANY (Registrants) By /s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer
May 14, 2003	ATLANTIC CITY ELECTRIC COMPANY (Registrant) By /s/ A. W. WILLIAMS Andrew W. Williams Chief Financial Officer
May 14, 2003	ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC (Registrant) By /s/ JAMES P. LAVIN James P. Lavin Chief Financial Officer

CERTIFICATIONS
I, John M. Derrick, Jr., Chief Executive Officer of Pepco Holdings, Inc., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Pepco Holdings, Inc.
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

Date: May 14, 2003		/s/ JOHN M. DERRICK, JR. John M. Derrick, Jr. Chief Executive Officer

I, Andrew W. Williams, Chief Financial Officer of Pepco Holdings, Inc., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Pepco Holdings, Inc.
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

Date: May 14, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

CERTIFICATIONS
I, Dennis R. Wraase, Chief Executive Officer of Potomac Electric Power Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Potomac Electric Power Company.
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

Date: May 14, 2003		/s/ D. R. WRAASE Dennis R. Wraase Chief Executive Officer

I, Andrew W. Williams, Chief Financial Officer of Potomac Electric Power Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Potomac Electric Power Company.
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

Date: May 14, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

CERTIFICATIONS
I, John M. Derrick, Jr., Chief Executive Officer of Conectiv, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Conectiv.
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

Date: May 14, 2003		/s/ JOHN M. DERRICK, JR. John M. Derrick, Jr. Chief Executive Officer

I, Andrew W. Williams, Chief Financial Officer of Conectiv, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Conectiv.
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

Date: May 14, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

CERTIFICATIONS
I, Thomas S. Shaw, Chief Executive Officer of Delmarva Power & Light Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Delmarva Power & Light Company.
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

Date: May 14, 2003		/s/ T. S. SHAW Thomas S. Shaw Chief Executive Officer

I, Andrew W. Williams, Chief Financial Officer of Delmarva Power & Light Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Delmarva Power & Light Company.
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

Date: May 14, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

CERTIFICATIONS
I, Joseph M. Rigby, Chief Executive Officer of Atlantic City Electric Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Atlantic City Electric Company.
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

Date: May 14, 2003		/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Executive Officer

I, Andrew W. Williams, Chief Financial Officer of Atlantic City Electric Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Atlantic City Electric Company.
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

Date: May 14, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Chief Financial Officer

CERTIFICATIONS
I, Thomas S. Shaw, Chairman of Atlantic City Electric Transition Funding LLC, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Atlantic City Electric Transition Funding LLC.
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

Date: May 14, 2003		/s/ T. S. SHAW Thomas S. Shaw Chairman

I, James P. Lavin, Chief Financial Officer of Atlantic City Electric Transition Funding LLC, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Atlantic City Electric Transition Funding LLC.
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

Date: May 14, 2003		/s/ JAMES P. LAVIN James P. Lavin Chief Financial Officer

Exhibit 99.1
Certificate of Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. (pursuant to 18 U.S.C. Section 1350)

     I, John M. Derrick, Jr., Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Pepco Holdings, Inc., certify that, to the best of my knowledge, the Quarterly report on Form 10-Q of Pepco Holdings, Inc. for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pepco Holdings, Inc.

May 14, 2003	/s/ JOHN M. DERRICK, JR. John M. Derrick, Jr. Chief Executive Officer
May 14, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Pepco Holdings, Inc. and will be retained by Pepco Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.2
Certificate of Chief Executive Officer and Chief Financial Officer of Potomac Electric Power Company (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Potomac Electric Power Company, certify that, to the best of my knowledge, the Quarterly report on Form 10-Q of Potomac Electric Power Company for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Potomac Electric Power Company.

May 14, 2003	/s/ D. R. WRAASE Dennis R. Wraase Chief Executive Officer
May 14, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Potomac Electric Power Company and will be retained by Potomac Electric Power Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.3
Certificate of Chief Executive Officer and Chief Financial Officer of Conectiv (pursuant to 18 U.S.C. Section 1350)

     I, John M. Derrick, Jr., Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Conectiv, certify that, to the best of my knowledge, the Quarterly report on Form 10-Q of Conectiv for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Conectiv.

May 14, 2003	/s/ JOHN M. DERRICK, JR. John M. Derrick, Jr. Chief Executive Officer
May 14, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Conectiv and will be retained by Conectiv and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.4
Certificate of Chief Executive Officer and Chief Financial Officer of Delmarva Power & Light Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Delmarva Power & Light Company, certify that, to the best of my knowledge, the Quarterly report on Form 10-Q of Delmarva Power & Light Company for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Delmarva Power & Light Company.

May 14, 2003	/s/ T. S. SHAW Thomas S. Shaw Chief Executive Officer
May 14, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

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

Exhibit 99.5
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (pursuant to 18 U.S.C. Section 1350)

     I, Joseph M. Rigby, Chief Executive Officer, and I, Andrew W. Williams, Chief Financial Officer, of Atlantic City Electric Company, certify that, to the best of my knowledge, the Quarterly report on Form 10-Q of Atlantic City Electric Company for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

May 14, 2003	/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Executive Officer
May 14, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Company and will be retained by Atlantic City Electric Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.6
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Transition Funding, LLC (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, Chairman, and I, James P. Lavin, Chief Financial Officer, of Atlantic City Electric Transition Funding, LLC, certify that, to the best of my knowledge, the Quarterly report on Form 10-Q of Atlantic City Electric Transition Funding, LLC for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Transition Funding, LLC.

May 14, 2003	/s/ T. S. SHAW Thomas S. Shaw Chairman
May 14, 2003	/s/ JAMES P. LAVIN James P. Lavin Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Transition Funding, LLC and will be retained by Atlantic City Electric Transition Funding, LLC and furnished to the Securities and Exchange Commission or its staff upon request.

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
3	Pepco	Bylaws
12.1	PHI	Statements Re: Computation of Ratios
12.2	Pepco	Statements Re: Computation of Ratios
12.3	Conectiv	Statements Re: Computation of Ratios
12.4	DPL	Statements Re: Computation of Ratios
12.5	ACE	Statements Re: Computation of Ratios
15	PHI	Independent Accountants' Awareness Letter
99.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.3	Conectiv	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.4	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.5	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.6	ACEF	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350