Form 10-K/A
period 2002-12-31
PEPCO HOLDINGS INC
filed 2003-05-21
CIK 1135971

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K/A ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Pepco Holdings, Inc. (the "Registrant") is hereby amending its Annual Report on Form 10-K for the year ended December 31, 2002 (the "Form 10-K") to delete from the Form 10-K certain non-GAAP financial measures presented under the caption "Additional Supplemental Pro Forma Information" in Note 2 to the Registrant's Consolidated Financial Statements.

     The Form 10-K and the Consolidated Financial Statements of the Registrant included therein were prepared in accordance with and complied with the rules and regulations of the Securities and Exchange Commission (the "Commission") in effect at the time of the filing of the Form 10-K. However, the Commission recently adopted new paragraph (e) of Item 10 of Regulation S-K concerning the use of non-GAAP measures in Commission filings. This new requirement is applicable to annual and quarterly reports filed under the Securities Exchange Act of 1934, as amended, with respect to fiscal periods ending after March 28, 2003, and annual and quarterly reports for periods prior to the effective time of the new rule if they are incorporated by reference in a registration statement on Form S-3 filed after March 28, 2003.

     This amendment is being made solely for purposes of conforming the information presented in Note 2 to the requirements of paragraph (e) of Item 10 of Regulation S-K in order to enable the Company to incorporate the Form 10-K in Form S-3 registration statements filed after March 28, 2003. No changes are being made to the Registrant's Consolidated Financial Statements other than the deletion of the information presented under the caption "Additional Supplemental Pro Forma Information" in Note 2.

Part II
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 8 is hereby amended to read in its entirety as follows:

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

Total Consideration Paid for Conectiv:
Cash paid to existing Conectiv shareholders	$1,095.2
Stock issued to existing Conectiv shareholders	1,029.7
Conversion of Conectiv options/PARS	1.7
Pepco direct merger costs	35.6
		$2,162.2
Fair Value of Conectiv's Assets/Liabilities:
Assets
Property, Plant and Equipment, Net	3,629.7
Investments and Other Assets	1,461.5
Current Assets	873.5
Total Assets	$5,964.7

Liabilities
Preferred Stock and Securities	200.8
Long-Term Debt	1,489.9
Current Liabilities	2,234.3
Deferred Credits and Other	1,428.4
Total Liabilities	$5,353.4

Less: Fair Value of Net Assets Acquired		611.3
Deferred Income Tax Liability		209.6
Add: Liabilities Assumed		73.0
Goodwill Resulting Directly from the		$1,414.3
Goodwill on Pepco Energy Services' Books		17.5

Consolidated Pepco Holdings' Goodwill at December 31, 2002		$1,431.8

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

	Other Post Employment Benefits
	2002	2001	2000
	(Millions of Dollars)
Components of Net Periodic Benefit Cost
Service cost	$7.2	$4.6	$5.8
Interest cost	20.0	8.2	8.2
Expected return on plan assets	(5.2)	(1.9	(1.9)
Recognized actuarial loss	6.1	5.0	5.9
Net Period Benefit Cost	$28.1	$15.9	$18.0

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

(8) LONG-TERM DEBT
The components of long-term debt are shown below.
		At December 31
Interest Rate	Maturity	2002	2001
		(Millions of Dollars)
First Mortgage Bonds
Pepco:
5.625%	2003	50.0	50.0
6.50%	2005	100.0	100.0
6.25%	2007	175.0	175.0
6.50%	2008	78.0	78.0
5.875%	2008	50.0	50.0
5.75%	2010	16.0	16.0
6.00%	2022	30.0	30.0
6.375%	2023	37.0	37.0
7.25%	2023	100.0	100.0
6.875%	2023	100.0	100.0
5.375%	2024	42.5	42.5
5.375%	2024	38.3	38.3
6.875%	2024	75.0	75.0
7.375%	2025	75.0	75.0
8.50%	2027	-	66.2
7.50%	2028	40.0	40.0

DPL:
6.40%	2003	85.0	-
7.15% - 8.15%	2011 - 2015	33.0	-
5.90%	2021	18.2	-
7.71%	2025	100.0	-
6.05%	2032	15.0	-

ACE:
6.63%	2013	68.6	-
7.00%	2023	62.5	-
7.00%	2028	75.0	-
6.38%	2003 - 2006	2.0	-
6.80%	2021	38.9	-
5.60%	2025	4.0	-
6.15% - 7.20%	2028 - 2029	54.7	-

Amortizing First Mortgage Bonds
DPL:
6.95%	2003 - 2008	17.9	-

Total First Mortgage Bonds		$1,581.6	1,073.0

NOTE: Schedule is continued on next page.

		At December 31,
Interest Rate	Maturity	2002	2001
		(Millions of Dollars)
First Mortgage Bonds
5.20%	2019	$31.0	$-
5.50%	2025	15.0	-
4.90%	2026	34.5	-
5.65%	2028 - 2029	16.2	-
Variable	2030 - 2032	78.4	-
Total Unsecured Tax-Exempt Bonds		175.1	-

Medium-Term Notes (secured)
ACE:
6.00% - 7.20%	2003	40.0	-
6.18% - 7.98%	2004 - 2008	223.0	-
7.25% - 7.63%	2010 - 2014	8.0	-
7.68%	2015 - 2016	17.0	-
Total Medium-Term Notes (secured)		288.0	-

Medium-Term Notes (unsecured)
Pepco:
7.46% - 7.60%	2002	-	40.0
7.64%	2007	35.0	35.0
6.25%	2009	50.0	50.0
7.00%	2024	50.0	50.0

DPL:
8.30%	2004	4.5	-
6.75%	2006	20.0	-
7.06% - 8.13%	2007	61.5	-
7.56% - 7.58%	2017	14.0	-
6.81%	2018	4.0	-
7.61%	2019	12.0	-
7.72%	2027	10.0	-

ACE:
6.63%	2003	30.0	-
7.50% - 7.52%	2007	15.0	-

CIV:
6.73%	2003	50.0	-
6.73%	2004	50.0	-
5.30% - 6.73%	2005	280.0	-
6.73%	2006	20.0	-
Total Medium-Term Notes (unsecured)		$706.0	$175.0

NOTE: Schedule is continued on next page.

		At December 31,
Interest Rate	Maturity	2002	2001
		(Millions of Dollars)
First Mortgage Bonds
2.89%	2010	$109.0	$-
4.21%	2013	66.0	-
4.91%	2017	118.0	-
5.50%	2023	147.0	-
Total Asset Backed Bonds		440.0	-

Recourse Debt
PCI:
4.00% - 5.99%	2008	92.0	92.0
6.00% - 6.99%	2003 - 2005	213.2	228.1
7.00% - 8.99%	2003 - 2004	107.1	125.7
Total Recourse Debt		412.3	445.8

Notes (unsecured)
PHI:
5.50% - 7.45%	2007 - 2032	1,500.0	-

Nonrecourse debt
PCI:
6.57% - 9.66%		25.3	26.6

Acquisition fair value adjustment		2.4	-
Total Long-Term Debt		5,130.7	1,720.4
Net unamortized discount		(11.6)	(10.3)
Current portion		(406.3)	(108.0)
Total Net Long-Term Debt		$4,712.8	$1,602.1

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
Provision for Income Taxes

	For the Year Ended December 31,
	2002	2001	2000
	(Millions of Dollars)
Current Tax Expense
Federal	$(305.0)	$(0.8)	$465.8
State and local	(17.2)	11.0	114.9
Total Current Tax (Benefit) Expense	(322.2)	10.2	580.7

Deferred Tax Expense
Federal	400.5	58.0	(198.3)
State and local	49.2	18.9	(19.5)
Investment tax credits	(3.4)	(3.6)	(21.7)
Total Deferred Tax Expense (Benefit)	446.3	73.3	(239.5)

Total Income Tax Expense	$124.1	$83.5	$341.2

Reconciliation of Consolidated Income Tax Expense

	For the Year Ended December 31,
	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
	(Millions of Dollars)
Income Before Income Taxes	$340.3		$251.9		$693.2

Income tax at federal statutory rate	$119.1	.35	$88.2	.35	$242.6	.35

Increases (decreases) resulting from
Depreciation	6.6	.02	3.0	.01	11.7	.02
Removal costs	(2.4)	(.01)	(3.0)	(.01	(5.6)	(.01)
Allowance for funds used during construction	(.1)	-	0.4	-	0.9	-
State income taxes, net of federal effect	20.7	.06	19.4	.08	63.3	.09
Tax credits	(4.0)	(.01)	(3.0)	(.01	(4.8)	(.01)
Dividends received deduction	(1.8)	(.01)	(2.3)	(.01	(3.4)	-
Reversal of previously accrued deferred taxes	-	-	(7.3)	(.03	(2.1)	-
Taxes related to divestiture at non-statutory rates	-	-	6.1	.02	48.3	.07
Leveraged leases	(8.3)	(.02)	(14.4)	(.06	(4.3)	(.01)
Other	(5.7)	(.02)	(3.6)	(.01	(5.4)	(.01)

Total Income Tax Expense	$124.1	.36	$83.5	.33	$341.2	.49

Components of Consolidated Deferred Tax Liabilities (Assets)

	At December 31
	2002	2001
	(Millions of Dollars
Deferred Tax Liabilities (Assets)
Depreciation and other book to tax basis differences	$1,484.4	$511.9
Rapid amortization of certified pollution control facilities and prepayment premium on debt retirement	97.0	-
Deferred taxes on amounts to be collected through future rates	57.2	22.4
Deferred investment tax credit	(38.8)	(17.3)
Contributions in aid of construction	(57.2)	(48.1)
Goodwill, accumulated other comprehensive income, and valuation adjustments	(195.1)	-
Deferred electric service and electric restructuring liabilities	8.2	-
Finance and operating leases	246.0	123.2
Assets with a tax basis greater than book basis	(25.1)	(26.4)
Customer sharing	(3.7)	(4.7)
Transition costs	(14.3)	(14.3)
Property taxes, contributions to pension plan, and other	29.1	(6.3)

Total Deferred Tax Liabilities, Net	1,587.7	540.4

Deferred tax liabilities included in Other Current Liabilities	52.5	38.8

Total Deferred Tax Liabilities, Net-Non-Current	$1,535.2	$501.6

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

Part IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
EXHIBITS
Item 15, Exhibits, Financial Statement Schedules and Reports on Form 8-K is hereby amended to include the following additional exhibit:
Exhibit No.	Registrant(s)	Description of Exhibit	Reference
23.7	PHI	Consent of Independent Accountants	Filed herewith.
(c) Exhibits
Exhibit 23.7 Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-4 (Number 333-103408), the Registration Statements on Forms S-3 (Numbers 333-89938, 333-100478 and 333-104350) and the Registration Statements on Forms S-8 (Numbers 333-96673, 333-96675 and 333-96687) of Pepco Holdings, Inc. of our report dated February 10, 2003, except as to the twelfth and thirteenth paragraphs of Note 14 for which the date is March 4, 2003, relating to the consolidated financial statements of Pepco Holdings, Inc., which appears in this Form 10-K/A. We also consent to the incorporation by reference of our report dated February 10, 2003, relating to the consolidated financial statement schedule of Pepco Holdings, Inc., which appears in this Form 10-K/A.

PRICEWATERHOUSECOOPERS LLP Washington, DC May 20, 2003

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 2003	PEPCO HOLDINGS, INC. ("Pepco Holdings") (Registrant) By /s/ JOHN M. DERRICK, JR. John M. Derrick, Jr., Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the above named registrant and in the capacities and on the dates indicated:

/s/ JOHN M. DERRICK, JR. John M. Derrick, Jr.	Chairman, Chief Executive Officer and Director of Pepco Holdings, Inc. (Principal Executive Officer of Pepco Holdings, Inc.)	May 20, 2003
/s/ A. W. WILLIAMS Andrew W. Williams	Senior Vice President and Chief Financial Officer of Pepco Holdings, Inc. (Principal Financial Officer of Pepco Holdings, Inc.)	May 20, 2003
/s/ JAMES P. LAVIN James P. Lavin	Vice President and Controller of Pepco Holdings, Inc. (Principal Accounting Officer of Pepco Holdings, Inc.)	May 20, 2003

Signature	Title	Date
Edmund B. Cronin, Jr.* Edmund B. Cronin, Jr.	Director, Pepco Holdings, Inc.	May 20, 2003
Terence C. Golden	Director, Pepco Holdings, Inc.
George F. MacCormack* George F. MacCormack	Director, Pepco Holdings, Inc.	May 20, 2003
Richard B. McGlynn* Richard B. McGlynn	Director, Pepco Holdings, Inc.	May 20, 2003
Judith A. McHale* Judith A. McHale	Director, Pepco Holdings, Inc.	May 20, 2003
Floretta D. McKenzie* Floretta D. McKenzie	Director, Pepco Holdings, Inc.	May 20, 2003
Lawrence C. Nussdorf* Lawrence C. Nussdorf	Director, Pepco Holdings, Inc.	May 20, 2003
Peter F. O'Malley* Peter F. O'Malley	Director, Pepco Holdings, Inc.	May 20, 2003
Pauline A. Schneider* Pauline A. Schneider	Director, Pepco Holdings, Inc.	May 20, 2003
/s/ D. R. WRAASE Dennis R. Wraase	Director, Pepco Holdings, Inc.	May 20, 2003
A. Thomas Young	Director, Pepco Holdings, Inc.

*By: /s/ ELLEN SHERIFF ROGERS Ellen Sheriff Rogers Attorney-in-Fact		May 20, 2003

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
23.7	PHI	Consent of Independent Accountants