Form 10-Q
period 2003-06-30
PEPCO HOLDINGS INC
filed 2003-08-13
CIK 1135971

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2003
Commission File Number	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone Number	I.R.S. Employer Identification Number
001-31403	PEPCO HOLDINGS, INC. ("Pepco Holdings," a Delaware corporation) 701 Ninth Street, N.W. Washington, D.C. 20068 Telephone: (202)872-2000	52-2297449
001-01072	POTOMAC ELECTRIC POWER COMPANY ("Pepco," a District of Columbia and Virginia corporation) 701 Ninth Street, N.W. Washington, D.C. 20068 Telephone: (202)872-2000	53-0127880
001-13895	CONECTIV ("Conectiv," a Delaware corporation) 800 King Street, P.O. Box 231 Wilmington, Delaware Telephone: (202)872-2000	51-0377417
001-01405	DELMARVA POWER & LIGHT COMPANY ("DPL," a Delaware and Virginia corporation) 800 King Street, P.O. Box 231 Wilmington, Delaware Telephone: (202)872-2000	51-0084283
001-03559	ATLANTIC CITY ELECTRIC COMPANY ("ACE," a New Jersey corporation) 800 King Street, P.O. Box 231 Wilmington, Delaware Telephone: (202)872-2000	21-0398280
333-59558	ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC ("ACE Funding," a New Jersey limited liability company) P.O. Box 15597 Wilmington, Delaware Telephone: (202)872-2000	51-0408521
Continued
Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Pepco Holdings	Common Stock, $.01 par value	New York Stock Exchange
Pepco	Guarantee by Pepco of the 7-3/8% Trust Originated Preferred Securities issued by Potomac Electric Power Company Trust I	New York Stock Exchange
DPL	Guarantee by DPL of the 8.125% Cumulative Trust Preferred Capital Securities of Delaware Power Financing I	New York Stock Exchange
ACE	Guarantee by ACE of the 7-3/8% Cumulative Quarterly Income Preferred Securities, issued by Atlantic Capital II	New York Stock Exchange
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

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at June 30, 2003
Pepco Holdings	170,907,405 ($.01 par value)
Pepco	100 ($.01 par value) (a)
Conectiv	100 ($.01 par value) (a)
DPL	1,000 ($2.25 par value) (b)
ACE	18,320,937 ($3 par value)(b)
ACE Funding	None (c)
(a)	As of August 1, 2002, all voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv.
(c)	All voting and non-voting common equity is owned by ACE.
DOCUMENTS INCORPORATED BY REFERENCE

     THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, CONECTIV, DPL, ACE, AND ACE FUNDING. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

THIS PAGE LEFT BLANK INTENTIONALLY

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.
	Registrants
Item	Pepco Holdings	Pepco	Conectiv	DPL	ACE	ACE Funding
Report of Independent Accountants	3	N/A	N/A	N/A	N/A	N/A
Consolidated Statements of Earnings	4	31	48	65	75	85
Consolidated Statements of Comprehensive Income	5	32	49	N/A	N/A	N/A
Consolidated Balance Sheets	6	33	50	66	76	86
Consolidated Statements of Cash Flows	8	35	52	68	78	N/A
Notes to Consolidated Financial Statements	9	36	53	69	79	87

THIS PAGE LEFT INTENTIONALLY BLANK.

Report of Independent Accountants
To the Shareholders and Board of Directors of Pepco Holdings, Inc.

We have reviewed the accompanying consolidated balance sheet of Pepco Holdings, Inc. and its subsidiaries (the Company) as of June 30, 2003, and the related consolidated statements of earnings and consolidated statements of comprehensive income for each of the three-month and six-month periods ended June 30, 2003 and 2002 and the consolidated statement of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of earnings, and the consolidated statements of comprehensive income, and consolidated statements of cash flows for the year then ended (not presented herein), and in our report dated February 10, 2003, except as to Note (a) to Note 11 for which the date is February 28, 2003 and as to the eleventh and twelfth paragraphs of Note 15 for which the date is March 4, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP Washington, DC August 13, 2003

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions, except $ per share data)
Operating Revenue
Pepco	$ 370.1	$390.8	$ 703.5	$ 706.9
Conectiv Power Delivery	540.7	-	1,181.6	-
Conectiv Energy	523.4	-	1,134.6	-
Pepco Energy Services	230.8	170.9	545.1	317.7
Other Non-Regulated	33.4	19.5	62.3	45.4
Total Operating Revenue	1,698.4	581.2	3,627.1	1,070.0

Operating Expenses
Fuel and purchased energy	1,081.5	308.2	2,378.7	563.8
Other operation and maintenance	311.7	84.5	685.3	171.9
Depreciation and amortization	103.9	38.0	207.9	75.9
Other taxes	60.5	48.7	122.5	94.2
Deferred electric service costs	1.5	-	1.5	-
Impairment losses	-	2.4	52.8	2.4
Total Operating Expenses	1,559.1	481.8	3,448.7	908.2

Operating Income	139.3	99.4	178.4	161.8

Other Income (Expenses)
Interest and dividend income	8.4	8.9	16.2	15.6
Interest expense	(90.7)	(32.0)	(179.2)	(63.4)
Loss from Equity Investments	(2.5)	(.9)	(5.9)	(1.2)
Other income (expenses)	8.8	(1.0)	13.5	(.5)
Total Other Expenses	(76.0)	(25.0)	(155.4)	(49.5)

Preferred Stock Dividend Requirements of Subsidiaries	5.8	3.6	12.4	7.1

Income Tax Expense (Benefit)	20.4	25.1	(1.6)	36.2

Income Before Extraordinary Item	37.1	45.7	12.2	69.0

Extraordinary Item (net of taxes of $4.1 million for the three and six months ended June 30, 2003)	5.9	-	5.9	-

Net Income	$ 43.0	$ 45.7	$ 18.1	$ 69.0

Average Common Shares Outstanding
Basic and Diluted	170.5	107.1	170.3	107.1

Basic and Diluted Earnings Per Share of Common Stock
Before extraordinary item	$.22	$.43	$.07	$.64
Extraordinary item	.03	-	.04	-
Total	$.25	$.43	$.11	$.64

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions of Dollars)

Net income	$43.0	$45.7	$18.1	$69.0

Other comprehensive (loss) income, net of taxes:

Energy commodity derivative instruments designated as cash flow hedges

Unrealized loss from cash flow hedges net of reclassification adjustments of $7.0 million and $(2.4) million and net of tax benefits of $(6.9) million and $(2.5) million for the three and six months ended June 30, 2003, respectively	(10.4)	-	(4.3)	-

Marketable Securities

Unrealized gain on marketable securities net of taxes of $0.4 million and $0.7 million for the three and six months ended June 30, 2003, respectively, and net of reclassification adjustments of $(.2) million and $(.2) million and net of taxes of $1.1 million for the six months ended June 30, 2002	0.7	-	1.3	3.0

Treasury lock

Realized loss from treasury lock net of taxes of $1.2 million and $3.9 million for the three and six months ended June 30, 2003, respectively	1.7	-	2.0	-

Interest rate swap agreements designated as cash flow hedges

Unrealized loss from cash flow hedge net of reclassification adjustments of $(1.7) million and $(1.3) million and net of tax benefits of $(1.0) million and $(1.7) million for the three and six months ended June 30, 2003 and net of reclassification adjustments of $(.4) million and zero and net of tax benefits of $(4.4) million and $(2.6) million for the three and six months ended June 30, 2002,respectively	(1.8)	(6.7)	(3.0)	(4.0)

Other comprehensive loss, net of taxes	(9.8)	(6.7)	(4.0)	(1.0)

Comprehensive income	$33.2	$39.0	$14.1	$68.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited at June 30, 2003)
ASSETS	June 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 99.3	$ 82.5
Restricted cash	6.1	16.3
Restricted funds held by trustee	28.1	-
Marketable securities	173.5	175.3
Accounts receivable, less allowance for uncollectible accounts of $29.1 million and $37.3 million, respectively	1,071.7	1,118.5
Fuel, materials and supplies-at average cost	245.1	254.9
Prepaid expenses and other	97.9	54.4
Total Current Assets	1,721.7	1,701.9

INVESTMENTS AND OTHER ASSETS
Goodwill	1,432.5	1,431.8
Regulatory assets, net	1,183.7	1,175.5
Investment in finance leases	1,114.9	1,091.6
Prepaid pension expense	118.9	124.9
Other	592.3	538.0
Total Investments and Other Assets	4,442.3	4,361.8

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	10,764.5	10,625.0
Accumulated depreciation	(3,959.3)	(3,827.0)
Net Property, Plant and Equipment	6,805.2	6,798.0

TOTAL ASSETS	$12,969.2	$12,861.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited at June 30, 2003)
LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2003	December 31, 2002
	(Millions of Dollars)

CURRENT LIABILITIES
Short-term debt	$ 1,129.6	$ 1,377.4
Accounts payable and accrued liabilities	541.8	638.8
Capital lease obligations due within one year	15.8	15.8
Interest and taxes accrued	142.9	63.4
Other	543.7	501.2
Total Current Liabilities	2,373.8	2,596.6

DEFERRED CREDITS
Income taxes	1,605.1	1,535.2
Investment tax credits	66.3	69.0
Other	472.8	432.0
Total Deferred Credits	2,144.2	2,036.2

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt	5,060.7	4,712.8
Capital lease obligations	117.6	119.6
Total Long-Term Debt and Capital Lease Obligations	5,178.3	4,832.4

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	220.0	290.0

PREFERRED STOCK
Serial preferred stock	35.3	35.3
Redeemable serial preferred stock	75.4	75.4
Total Preferred Stock	110.7	110.7

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, - authorized 400,000,000 shares and 200,000,000 shares, respectively - issued 170,907,405 shares and 169,982,361 shares, respectively	1.7	1.7
Premium on stock and other capital contributions	2,229.6	2,212.0
Capital stock expense	(3.3)	(3.2)
Accumulated other comprehensive loss	(56.9)	(52.9)
Retained income	771.1	838.2
Total Shareholders' Equity	2,942.2	2,995.8

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,969.2	$12,861.7

The accompanying Notes are an integral part of these Consolidated Financial Statements

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2003	2002
	(Millions of Dollars)

OPERATING ACTIVITIES
Net income	$ 18.1	$ 69.0
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item, net of taxes	(5.9)	-
Depreciation and amortization	207.9	75.9
Impairment loss	52.8	2.4
Changes in:
Accounts receivable	205.3	(53.8)
Regulatory assets, net	(31.8)	21.7
Prepaid expenses	(39.7)	(7.1)
Accounts payable and accrued payroll	(227.4)	18.0
Interest and taxes accrued, including Federal income tax refund of $135.4 million in 2002	146.9	149.5
Net loss on derivative contracts	50.4	-
Net other operating activities	(21.6)	(23.8)
Net Cash From Operating Activities	355.0	251.8

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(300.1)	(103.4)
Proceeds from/changes in:
Purchases of leveraged leases	-	(111.6)
Sales of marketable securities, net of purchases	3.5	1.4
Sales of other investments, net of purchases	5.7	(15.1)
Net other investing activities	11.7	5.0
Net Cash Used By Investing Activities	(279.2)	(223.7)

FINANCING ACTIVITIES
Dividends paid on preferred and common stock	(88.6)	(56.1)
Common stock issued for the Dividend Reinvestment Plan	13.2	-
Redemption of preferred stock	(70.0)	-
Reacquisition of the Company's common stock	-	(2.2)
Issuances of long-term debt	700.0	35.0
Reacquisitions of long-term debt	(256.2)	(61.2)
(Reacquisitions) issuances of short-term debt, net	(349.2)	30.7
Cost of issuances and financings	(6.2)	-
Net other financing activities	(2.0)	(1.0)
Net Cash Used By Financing Activities	(59.0)	(54.8)

Net Increase (Decrease) In Cash and Cash Equivalents	16.8	(26.7)
Cash and Cash Equivalents at Beginning of Period	82.5	515.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 99.3	$ 488.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PEPCO HOLDINGS, INC.

     For additional information, other than the information disclosed in the Notes to Consolidated Financial Statements section herein, refer to Item 8. Financial Statements and Supplementary Data of the Company's 2002 Form 10-K.

(1) ORGANIZATION

     Pepco Holdings, Inc. (Pepco Holdings or the Company), a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), was incorporated under the laws of Delaware on February 9, 2001 for the purpose of effecting Potomac Electric Power Company's (Pepco) acquisition of Conectiv. In accordance with the terms of the merger agreement, upon the consummation of the merger on August 1, 2002, Pepco and Conectiv became wholly owned subsidiaries of Pepco Holdings. Additionally, Pepco, through a series of transactions, transferred its ownership interests in its pre-merger subsidiaries Potomac Capital Investment Corporation (PCI) and Pepco Energy Services, Inc. (Pepco Energy Services) to Pepco Holdings and PCI transferred its ownership interest in its pre-merger subsidiary Pepco Communications, Inc. (Pepcom) to Pepco Holdings. These transactions resulted in PCI, Pepco Energy Services, and Pepcom becoming wholly owned subsidiaries of Pepco Holdings. Additionally, PUHCA imposes certain restrictions on the operations of registered holding companies and their subsidiaries; therefore, Pepco Holdings has a subsidiary service company that provides a variety of support services to Pepco Holdings and its subsidiaries. The costs of the service company are directly assigned or allocated to Pepco Holdings and its subsidiaries based on prescribed allocation factors listed in the service agreement filed with, and approved by, the Securities and Exchange Commission (SEC). Pepco Holdings manages its operations as described below.

Power Delivery

     The largest component of Pepco Holdings' business is power delivery, which is conducted through its subsidiaries Pepco, Delmarva Power & Light Company (DPL), and Atlantic City Electric Company (ACE). Pepco, DPL and ACE are all regulated public utilities in the jurisdictions in which they serve customers. The operations of DPL and ACE are collectively referred to herein as "Conectiv Power Delivery."

Pepco

     Pepco is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Under settlements entered into with regulatory authorities in connection with the divestiture of its generation assets in 2000, Pepco is required to provide default electricity supply (referred to as "standard offer service" or "SOS") at specified rates to customers in Maryland until July 2004 and to customers in Washington, D.C. until February 2005, which supply it purchases from an affiliate of Mirant Corporation ("Mirant"). On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For a discussion of Pepco's relationship with Mirant, see Note (5) "Commitments and Contingencies" herein. For the twelve months ended June 30, 2003, Pepco delivered 5.7 million megawatt hours to SOS customers in the District of Columbia and 10.3 million megawatt hours to SOS customers in Maryland. For this period total deliveries were 11.2 million megawatt hours in the District of Columbia and 15.4 million megawatt hours in Maryland.

     On April 29, 2003, the Maryland Public Service Commission approved a settlement in Phase 1 of Maryland Case No. 8908 under which Pepco will supply retail customers with standard offer service electricity at market prices, including a margin, after existing rate caps expire in July 2004. Under this settlement, Pepco will provide standard offer service to its Maryland residential customers from July 2004 through May 2008 and to its non-residential customers for periods of one to four years. Pepco will obtain power for this market rate standard offer service through a competitive wholesale bidding process. In the District of Columbia, under current law, Pepco will not provide standard offer service after the expiration of its current obligations in February 2005, unless the District of Columbia Public Service Commission determines that there are insufficient bids to provide standard offer service, in which case Pepco may be directed to provide such service.

Conectiv Power Delivery

     DPL is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia and provides gas distribution service in northern Delaware. Under regulatory settlements, DPL is required to provide standard offer electricity service at specified rates to residential customers in Maryland until July 2004 and to non-residential customers in Maryland until June 2004 and to provide default electricity service at specified rates to customers in Delaware until May 2006. It is currently expected that DPL will also provide default electric service at specified rates to customers in Virginia until July 2007. However, the Virginia State Corporation Commission could terminate the obligation for some or all classes of customers sooner if it finds that an effectively competitive market exists. Conectiv Energy (described in the "Competitive Energy" section) supplies all of DPL's standard offer and default service load requirements under a supply agreement that ends May 31, 2006. The terms of the supply agreement are structured to coincide with DPL's load requirements under each of its regulatory settlements. Conectiv Energy's resources for supplying DPL's standard offer and default service load include electricity generated by Conectiv Energy's plants and electricity purchased under long-term agreements or in the spot market. DPL purchases gas supplies for its customers from marketers and producers in the spot market and under short-term and long-term agreements.

     As discussed above, on April 29, 2003, the Maryland Commission approved a settlement in Phase I of Maryland Case No. 8908 to extend the provision of standard offer service that requires local utilities to continue to supply customers with electricity after existing rate caps/freezes expire in July 2004 at market prices. DPL will provide SOS to its Maryland residential customers from July 1, 2004 through May 31, 2008 and to its non-residential customers for periods of one to four years. DPL will obtain power for the market rate standard offer service through a competitive wholesale bidding process.

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

     ACE formed Atlantic City Electric Transition Funding LLC (ACE Funding) during 2001. ACE Transition Funding is a wholly owned subsidiary of ACE. ACE Funding was organized for the sole purpose of purchasing and owning Bondable Transition Property (BTP), issuing transition bonds (Bonds) to fund the purchasing of BTP, pledging its interest in BTP and other collateral to the Trustee to collateralize the Bonds, and to perform activities that are necessary, suitable or convenient to accomplish these purposes.

Competitive Energy

     The competitive energy component of the Company's business is conducted through subsidiaries of Conectiv Energy Holding Company (collectively referred to herein as "Conectiv Energy") and Pepco Energy Services.

Conectiv Energy

     Conectiv Energy provides wholesale power and ancillary services to the Pennsylvania/New Jersey/Maryland (PJM) power pool and supplies power under contract, to customers including DPL and ACE. Conectiv Energy's generation asset strategy focuses on mid-merit plants with operating flexibility and multi-fuel capability that can quickly change their output level on an economic basis. Mid-merit plants generally are operated during times when demand for electricity rises and prices are higher.

     As of June 30, 2003, Conectiv Energy owned and operated electric generating plants with 3,302 MW of capacity. In January 2002, Conectiv Energy began construction of a 1,100 MW combined cycle plant with six combustion turbines at a site in Bethlehem, Pennsylvania. The plant has become operational in stages that added 306 MW in 2002(resulting from the installation of three CTs), 279 MW in the first quarter of 2003 (resulting from the installation of an additional two CTs and an upgrade of the CTs installed during 2002), 296 MW in the second quarter (resulting from the installation of one additional CT and one waste heat recovery boiler and steam generating unit), and is expected to add an additional 209 MW of capacity by the end of 2003 (resulting from the installation of a second waste heat recovery boiler and steam generating unit and upgrades of the existing CTs).

     On June 25, 2003, Conectiv Energy entered into an agreement consisting of a series of energy contracts with an international investment banking firm with a senior unsecured debt rating of A+ / Stable from Standard & Poors (the "Counterparty"). The agreement is designed to more effectively hedge approximately fifty percent of Conectiv Energy's generation output and approximately fifty percent of its supply obligations, with the intention of providing Conectiv Energy with a more predictable earnings stream during the term of the agreement. For additional information about this agreement and Conectiv Energy, refer to Note 6. Conectiv Energy Events, herein.

Pepco Energy Services

     Pepco Energy Services provides retail electricity and natural gas to residential, commercial, industrial and governmental customers in the mid-Atlantic region. Pepco Energy Services also provides integrated energy management solutions to commercial, industrial and governmental customers, including energy-efficiency contracting, development and construction of "green power" facilities, equipment operation and maintenance, fuel management, and home service agreements. In addition, Pepco Energy Services owns electricity generation plants with approximately 800 MW of peaking capacity, the output of which is sold in the wholesale market. Pepco Energy Services also purchases and sells electricity and natural gas in the wholesale markets to support its commitments to its retail customers.

Other Non-Regulated
This component of Pepco Holdings' business is conducted through its subsidiaries PCI and Pepcom.
PCI

     PCI manages a portfolio of financial investments. During the second quarter of 2003, Pepco Holdings announced the discontinuation of further new investment activity by PCI. In the future, PCI's existing portfolio of financial investments will be managed at Pepco Holdings. The majority of PCI's investments are focused on investments related to the energy industry, such as energy leveraged leases. These transactions involve PCI's purchase and leaseback of utility assets, located outside of the United States, that provide a long term, stable stream of cash flow and earnings. PCI also owns a ten-story, 360,000 square foot office building in downtown Washington, D.C., known as Edison Place, which is leased to Pepco and serves as Pepco Holdings' and Pepco's corporate headquarters. PCI will continue to pursue opportunities to divest its remaining aircraft assets and plans to sell its final real estate property - Edison Place. The sale of the Edison Place building, which was announced on July 21, 2003, will occur by competitive bid and is expected to close during 2003. PCI's book basis in the building at June 30, 2003, is approximately $79 million.

     At June 30, 2003, PCI's utility industry products and services were provided through various operating companies, including W.A. Chester and Severn Cable, which effective August 1, 2003 were transferred to Pepco Energy Services. W.A. Chester, an underground electric services company, provides high voltage construction and maintenance services to utilities and to other customers throughout the United States. Severn Cable provides low voltage electric and telecommunication construction and maintenance services in the Washington, D.C. area.

Pepcom

     Pepcom owns a 50% interest in Starpower Communications, LLC (Starpower), a joint venture with RCN Corporation, which provides cable and telecommunication services to households in the Washington, D.C. area.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND IMPACT OF OTHER ACCOUNTING STANDARDS
Significant Accounting Policies
Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Pepco Holdings and its wholly owned subsidiaries. All intercompany balances and transactions between subsidiaries have been eliminated. Investments in entities in which Pepco Holdings has a 20% to 50% interest are accounted for using the equity method of accounting. Under the equity method, investments are initially carried at cost and subsequently adjusted for Pepco Holdings' proportionate share of the investees' undistributed earnings or losses and dividends. Ownership interests in other entities of less than 20% are accounted for using the cost method of accounting.

Consolidated Financial Statement Presentation

     The Company's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10K for the year ended December 31, 2002. In management's opinion, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco Holdings' financial position as of June 30, 2003 and 2002, in accordance with GAAP. Interim results for the three-months and six months ended March 31, and June 30, 2003 may not be indicative of results that will be realized for the full year ending December 31, 2003. Certain prior period amounts have been reclassified in order to conform to current period presentation.

     Pepco Holdings' independent accountants have performed a review of, and issued a report on, these consolidated interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the U.S. Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Section 7 and 11 of the Securities Act.

     The accompanying consolidated statements of earnings and the consolidated statements of comprehensive income for the three and six months ended June 30, 2003 and the consolidated statements of cash flows for the six months ended June 30, 2003 include Pepco Holdings and its subsidiaries results for the full periods. However, these statements for the corresponding periods in 2002, as previously reported by Pepco, include only the consolidated operations of Pepco and its pre-merger subsidiaries. Accordingly, the consolidated balances included in the statements referred to above for the three and six months ended June 30, 2003 and 2002 are not comparable. The amounts presented in the accompanying consolidated balance sheets as of June 30, 2003 and December 31, 2002, respectively, are comparable as both periods presented reflect the impact of the merger transaction with Conectiv.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by Pepco Holdings include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, unbilled revenue, pension assumptions, and fair values used in the purchase method of accounting and the resulting goodwill balance. Although Pepco Holdings believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Impact of Other Accounting Standards
Energy Trading Reclassifications

     In 2002, the Emerging Issues Task Force issued a pronouncement entitled EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Beginning with July 2002, all trades were recorded net in accordance with EITF 02-3 and therefore no reclassification was required for activities after July 2002. Accordingly, due to the timing of the August 2002 merger, no revenue or expense reclassifications are required for Conectiv Energy's portion of Pepco Holdings' results. However, Pepco Energy Services' revenues decreased from $183.5 million to $170.9 million for the three months ended June 30, 2002 and from $340.3 million to $317.7 million for the six months ended June 30, 2002. There is no impact on Conectiv Energy's or Pepco Energy Services' overall financial position or net results of operations as a result of the implementation of EITF 02-3.

Severance Costs

     During 2002, Pepco Holdings' management approved initiatives by Pepco and Conectiv to streamline their operating structure by reducing the number of employees at each company. These initiatives met the criteria for the accounting treatment provided under EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." As of December 31, 2002, Pepco Holdings accrued $23.2 million of severance costs in connection with the plan. As of June 30, 2003, the severance liability had a balance of $15.9 million. Based on the number of employees that have or are expected to accept the severance packages, substantially all of the severance liability at June 30, 2003 will be paid through mid 2005. Employees have the option of taking severance payments in a lump sum or over a period of time.

Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which was adopted by Pepco Holdings on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. Based on the implementation of SFAS No. 143, at June 30, 2003, $252.2 million in asset removal costs that are not legal obligations pursuant to the statement ($177.3 million for DPL and $74.9 million for Pepco) and $245.3 million at December 31, 2002 ($173.2 million for DPL and $72.1 million for Pepco) have been accrued and are embedded in accumulated depreciation in the accompanying consolidated balance sheets.

Accounting for Guarantees

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

     As of June 30, 2003, Pepco Holdings and its subsidiaries did not have material obligations under guarantees issued or modified after December 31, 2002, which are required to be recognized as a liability on the consolidated balance sheets. Refer to Note 5. Commitments and Contingencies, herein, for a summary of Pepco Holdings' guarantees and other commitments.

New Accounting Standards

     In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149 entitled "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 for certain interpretive guidance issued by the Derivatives Implementation Group. SFAS No. 149 is effective after June 30, 2003, for contracts entered into or modified and for hedges designated after the effective date. The Company is in the process of assessing the provisions of SFAS No. 149 to determine its impact on the Company's financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (the Company's third quarter 2003 financial statements). This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity and will result in the Company's reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" on its consolidated balance sheets to a liability classification. There will be no impact on the Company's results of operations from the implementation of this Statement.

(3) DEBT
During the quarter ended June 30, 2003, and subsequent thereto through August 7, 2003, Pepco Holdings and its subsidiaries engaged in the following capital market transactions:
On May 1, 2003, DPL redeemed $32 million of 8.15% First Mortgage Bonds due October 1, 2015.
On May 20, 2003, Pepco purchased on the open market and subsequently redeemed $15 million of 7% Medium Term Notes due January 15, 2024.

     On May 29, 2003, PHI issued $400 million of notes. $200 million were issued at a fixed rate of 4% due May 15, 2010 and $200 million were issued at a floating rate (3 month LIBOR plus 80 basis points) due November 15, 2004. Proceeds were used to pay down PHI commercial paper.

On June 2, 2003, Conectiv redeemed at maturity $50 million of 6.73% Medium-Term Notes.
On June 2, 2003, DPL redeemed at maturity $2.2 million of 6.95% First Mortgage Bonds.
On June 2, 2003, ACE redeemed at maturity $30 million of 6.63% Medium Term Notes.
On July 1, 2003, DPL redeemed at maturity $85 million of 6.4% First Mortgage Bonds.
On July 21, 2003, Pepco redeemed the following First Mortgage Bonds: $40 million of 7.5% series due March 15, 2028 and $100 million of 7.25% series due July 1, 2023.

     PCI redeemed the following Medium Term-Notes at maturity: on April 1, 2003, $10 million of its 6.5% Series; on June 2, 2003, $3.5 million of its 7.38% Series; on June 18, 2003, $1 million of its 7.3% Series; on July 15, 2003, $5 million of its 7.04% Series; and on July 28, 2003, $7 million of its 7% Series.

     On July 29, 2003, Pepco Holdings, Pepco, DPL and ACE entered into (i) a three-year working capital credit facility with an aggregate credit limit of $550 million and (ii) a 364-day working capital credit facility with an aggregate credit limit of $550 million. Pepco Holdings' credit limit under these facilities is $700 million, and the credit limit of each of Pepco, DPL and ACE under these facilities is $300 million, except that the aggregate amount of credit utilized by Pepco, DPL and ACE at any given time under these facilities may not exceed $400 million. Funds borrowed under these facilities are available for general corporate purposes. Either credit facility also can be used as credit support for the commercial paper programs of the respective companies. These credit facilities replaced a $1.5 billion 364-day credit facility entered into on August 1, 2002.

     On August 1, 2003 Pepco mailed official notice to the holders of its Serial Preferred Stock, $3.40 Series of 1992 for mandatory sinking fund redemption on September 1, 2003 of 50,000 shares at par value of $50.00 per share.

     In September 2002, Pepco Holdings issued in a private placement $1.5 billion of notes. In connection with the sale of the notes, Pepco Holdings agreed to cause an exchange offer for the notes to be completed no later than June 3, 2003. By May 22, 2003, all of the exchange notes were issued and all of the original notes were tendered.

     On August 7, 2003 on behalf of DPL, the Delaware Economic Development Authority issued $33.2 million of long-term bonds and loaned the proceeds to DPL. The bonds issued included $15.0 million of variable rate Exempt Facilities Refunding Revenue Bonds, Series A due August 1, 2038, and $18.2 million of 3.15% Pollution Control Refunding Revenue Bonds, Series B due February 1, 2023. The Series B bonds are subject to mandatory tender on August 1, 2008. All or a portion of the tendered bonds may be redeemed and/or remarketed. After August 1, 2008, the bonds may bear interest at a variable rate or fixed rate and may be subject to optional redemption prior to maturity, as provided for in the indenture for the bonds. On September 15, 2003, DPL will use the proceeds to redeem $33.2 million of bonds outstanding, as follows: $15.0 million of 6.05% bonds, due June 1, 2032, and $18.2 million of 5.90% bonds, due June 1, 2021.

(4) SEGMENT INFORMATION

     Pepco Holdings' management has identified the following reportable segments: Pepco, Conectiv Power Delivery, Conectiv Energy, Pepco Energy Services, and Other Non-Regulated. Intercompany (intersegment) revenues and expenses are not eliminated at the segment level for purposes of presenting segment financial results. Elimination of these intercompany amounts is accomplished through the "Corporate and Other" column. Segment financial information for the three and six months ended June 30, 2003 and 2002 is as follows.

	Three Months Ended June 30, 2003 (a) (In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	(b) Corp. & Other	PHI Cons.
Operating Revenue	$ 370.1	$ 542.7	$ 711.4	$234.0	$ 31.5	$ (191.3)	$ 1,698.4
Operating Expense	308.1	503.2	695.1	235.2	10.0	(192.5)	1,559.1
Operating Income (Loss)	62.0	39.5	16.3	(1.2)	21.5	1.2	139.3
Extraordinary Item (net of taxes of $4.1 million)	-	5.9	-	-	-	-	5.9
Net Income (Loss)	$ 24.8	$ 17.0	$ 7.3	$ 1.5	$ 9.9	$ (17.5)	$ 43.0
Total Assets at June 30, 2003	$3,570.2	$4,370.1	$2,079.6	$353.1	$1,583.0	$1,013.2	$12,969.2

(a)

These amounts reflect the operating results of Pepco Holdings and its subsidiaries for the full three month period ended June 30, 2003. These amounts are not comparable with the corresponding 2002 period, which include only the results of Pepco and its pre-merger subsidiaries, as previously reported by Pepco.

(b)

"Corporate & Other" for 2003 primarily includes the elimination of all intercompany operating revenues and expenses. In addition, this includes unallocated Pepco Holdings (parent company) capital costs, such as acquisition financing costs as well as depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002.

	Three Months Ended June 30, 2002 (c) (In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	(d) Corp. & Other	PHI Cons.
Operating Revenue	$ 390.8	$-	$-	$170.9	$ 22.1	$(2.6)	$ 581.2
Operating Expense	306.5	-	-	166.5	11.4	(2.6)	481.8
Operating Income	84.3	-	-	4.4	10.7	-	99.4
Net Income	$ 38.2	$-	$-	$ 3.1	$ 4.4	-	$ 45.7
Total Assets at June 30, 2002	$4,548.7	$-	$-	$237.3	$1,369.2	$(661.0)	$5,494.2

(c)

These amounts reflect only the operations of Pepco and its pre-merger subsidiaries, as previously reported by Pepco. These amounts are not comparable with the corresponding 2003 period, which include Pepco Holdings and its subsidiaries results for the entire period.

(d)	"Corporate & Other" for 2002 represents the elimination of intercompany rent paid by Pepco to PCI for Pepco's lease of office space in an office building owned by PCI.

	Six Months Ended June 30, 2003 (a) (In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	(b) Corp. & Other	PHI Cons.
Operating Revenue	$ 703.5	$ 1,185.1	$1,542.6	$550.0	$ 64.5	$ (418.6)	$ 3,627.1
Operating Expense	586.4	1,072.6	1,678.4	558.3	20.6	(467.6)	3,448.7
Operating Income (Loss)	117.1	112.5	(135.8)	(8.3)	43.9	49.0	178.4
Extraordinary Item (net of taxes of $4.1 million)	-	5.9	-	-	-	-	5.9
Net Income (Loss)	$ 44.9	$ 47.7	$ (85.1)	$ (2.9)	$ 18.4	$ (4.9)	$ 18.1
Total Assets At June 30, 2003	$3,570.2	$4,370.1	$2,079.6	$353.1	$1,583.0	$1,013.2	$12,969.2

(a)

These amounts reflect the operating results of Pepco Holdings and its subsidiaries for the full six month period ended June 30, 2003. These amounts are not comparable with the corresponding 2002 period, which include only the results of Pepco and its pre-merger subsidiaries, as previously reported by Pepco.

(b)

"Corporate & Other" for 2003 primarily includes the elimination of all intercompany operating revenues and expenses. In addition, operating expense includes the reversal of a purchase accounting adjustment related to the cancellation of the Conectiv Energy CTs of $57.9 million ($34.6 million after-tax), as well as unallocated Pepco Holdings (parent company) capital costs, such as acquisition financing costs as well as depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002.

	Six Months Ended June 30, 2002 (c) (In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	(d) Corp. & Other	PHI Cons.
Operating Revenue	$ 706.9	$-	$-	$317.7	$ 50.6	$ (5.2)	$1,070.0
Operating Expense	573.1	-	-	317.1	23.2	(5.2)	908.2
Operating Income	133.8	-	-	.6	27.4	-	161.8
Net Income	$ 55.0	$-	$-	$ 1.0	$ 13.0	$ -	$ 69.0
Total Assets at June 30, 2002	$4,548.7	$-	$-	$237.3	$1,369.2	$(661.0)	$5,494.2

(c)

These amounts reflect only the operations of Pepco and its pre-merger subsidiaries, as previously reported by Pepco. These amounts are not comparable with the corresponding 2003 period, which include Pepco Holdings and its subsidiaries results for the entire period.

(d)	"Corporate & Other" for 2002 represents the elimination of intercompany rent paid by Pepco to PCI for Pepco's lease of office space in an office building owned by PCI.

(5) COMMITMENTS AND CONTINGENCIES
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant, formerly Southern Energy, Inc. As part of the asset purchase and sale agreement (the "Asset Purchase and Sale Agreement"), Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the "TPAs"). Under these agreements an affiliate of Mirant is obligated to supply Pepco with all of the capacity and energy needed to fulfill its standard offer service obligations in Maryland until July 2004 and in the District of Columbia until February 2005. The prices paid by Pepco under the TPAs consist of a $3.50 per megawatt hour capacity price and a $.50 per megawatt hour charge for certain ancillary services, and an energy payment price of $35.50 per megawatt hour during summer months (May 1 through September 30) and $25.30 per megawatt hour during winter months (October 1 through April 30) in Maryland and $40.00 per megawatt hour during summer months and $22.20 per megawatt hour during winter months in the District of Columbia. The average purchase price is approximately 3.4 cents per kilowatt hour. These rates result in payments to the Mirant affiliate that are lower than the revenues produced by the currently approved tariff rates that Pepco charges its customers for providing standard offer service, which average 4.1 cents per kilowatt hour. The difference in revenues is shared with customers pursuant to regulatory settlements.

     Under agreements with FirstEnergy Corp., formerly Ohio Edison ("FirstEnergy"), and Allegheny Energy, Inc., Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the "FirstEnergy PPA"). Under an agreement with Panda-Brandywine, L.P. ("Panda"), Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the "Panda PPA"). In each case, the purchase price is substantially in excess of current market prices. As a term of the Asset Purchase and Sale Agreement, Pepco, in connection with the sale of substantially all of its electricity generation assets to Mirant, entered into "back-to-back" agreements with Mirant. Under the agreements, Mirant is obligated to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs.

     On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Mirant is continuing to supply power to Pepco under the terms of the TPAs and is performing its contractual obligations to Pepco corresponding to Pepco's obligations under the PPAs (the "PPA-Related Obligations"). Retail prices paid by Pepco's standard offer service customers have not been affected by the bankruptcy filing. These retail prices can be changed only by order of the Maryland and the District of Columbia Public Service Commissions.

     Under bankruptcy law, a debtor may affirm or reject executory contracts. A rejection of an executory contract entitles the counterparty to file a claim as an unsecured creditor against the bankruptcy estate for damages incurred due to the rejection of the contract. Mirant has not informed Pepco and, to the knowledge of Pepco, has not otherwise stated that it intends to reject either of the TPAs or its PPA-Related Obligations. However, there is no assurance that Mirant will not seek to reject the agreements in the course of the bankruptcy proceedings.

     If Mirant were to attempt to reject either of the TPAs or its PPA-Related Obligations, Pepco intends to exercise all available legal remedies and vigorously oppose any actions that could adversely affect Pepco's rights under its agreements with Mirant. While Pepco believes that it has substantial legal bases to oppose any attempt at rejection of the agreements, the outcome of the bankruptcy proceeding cannot be predicted with any degree of certainty. Pepco intends to be actively involved in the bankruptcy proceeding to protect the interests of its customers and shareholders. If Mirant were to fail to fulfill its obligations under the TPAs, Pepco would be required to replace the electricity supply under the TPAs, likely through one or more supply contracts supplemented by spot market purchases. Pepco is confident that it would have alternative sources of supply sufficient to fulfill its standard offer service obligations to customers in Washington, D.C. and Maryland.

     To evaluate the potential financial impact of the Mirant bankruptcy, Pepco has prepared the following estimates of its exposure if Mirant successfully rejected the TPAs and its PPA-Related Obligations as of September 1, 2003. These estimates are based on current spot market prices and forward price estimates for energy and capacity, and on current percentages of service territory load served by competitive suppliers and by standard offer service and do not include financing costs, all of which could be subject to significant fluctuation. These estimates do not take into account alternative supply arrangements that might be entered into by Pepco that could mitigate the losses that might otherwise be incurred. They also assume no recovery on either the bankruptcy claims or regulatory recovery of costs, which would also mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recovery. Based on these assumptions, Pepco estimates that its pre-tax exposure, representing the loss of the benefit of the contracts to Pepco is as follows:

•

Pepco estimates that it would cost approximately $45 million for the remainder of 2003, $95 million in 2004 and $10 million in 2005 to replace, at an assumed purchase price of approximately 4.7 cents per kilowatt hour, the electricity required to supply Pepco's standard offer service obligations in Maryland and the District of Columbia for the remainder of the respective terms of the TPAs (until July 2004 in Maryland and until February 2005 in the District of Columbia). These figures reflect that under the terms of its regulatory settlements in Maryland and the District of Columbia the gains that Pepco realizes from the sale of standard offer service are shared with its customers.

•

If Pepco were required to purchase capacity and energy from FirstEnergy at the rates provided in the PPA (with an average price per kilowatt hour of approximately 5.5 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 3.9 cents per kilowatt hour, Pepco estimates that it would cost approximately $25 million for the remainder of 2003, $75 million in 2004 and $65 million in 2005, the last year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda at the rates provided in the PPA (with an average price per kilowatt hour of approximately 12.2 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 6.4 cents per kilowatt hour, Pepco estimates that it would cost approximately $15 million for the remainder of 2003, $40 million in 2004 and $35 million in 2005 and approximately $35 million to $40 million annually thereafter through the 2021 contract termination date. For a discussion of a separate dispute with Panda regarding this agreement, see Part II, Item I, Legal Proceedings. Any potential liability in the Panda litigation would be encompassed within the estimated loss discussed above.

•

In connection with the sale of substantially all of its generation assets to Mirant, Pepco, as a term of the Asset Purchase and Sale Agreement, assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. ("SMECO") under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating station. In the event Mirant successfully rejects this agreement, Pepco would be responsible to SMECO for the performance of the agreement. The agreement remains in effect through 2015 and the capacity payment to SMECO is approximately $5.5 million annually. The estimated cost to Pepco, net of estimated capacity and energy revenues, would be approximately $1 million for the remainder of 2003, $3 million in 2004 and $2 million annually thereafter through 2015.

Based on the foregoing assumptions, Pepco estimates that its pre-tax exposure aggregates approximately $700 million on a net present value basis (based on a discount rate of 7.5 percent).

     If Mirant were to successfully reject any or all of the contracts, the ability of Pepco to recover damages from the Mirant bankruptcy estate would depend on the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to make a prediction regarding the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate. However, if Mirant successfully rejects the TPAs and Pepco's full claim is not paid by Mirant's bankruptcy estate, Pepco may seek authority from the Maryland and District of Columbia Public Service Commissions to recover these costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers.

     In view of the foregoing, the consequences of a successful rejection by Mirant of one or more of the TPAs and its PPA-Related Obligations could have a material adverse effect on Pepco Holdings' results of operations. However, Pepco Holdings currently does not believe that a rejection by Mirant of one or more of the contracts would have a material adverse effect on its financial condition.

Rate Changes

     On February 3, 2003, ACE filed a petition with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution rates in New Jersey. The petition seeks a rate increase of approximately $68.4 million in electric delivery revenues, which equates to an increase in average total electricity rates of 6.9 percent overall. The filing requests a continuation of the currently authorized 12.5% ROE as well as the recovery of several regulatory assets, including carrying costs, over a four-year period. This is the first increase requested for electric distribution rates since 1991. ACE's Petition requested that this increase be made effective for service rendered on and after August 1, 2003. ACE cannot predict at this time the outcome of this filing, except that any change in rates relating to the filing will occur sometime after August 1, 2003.

     On March 31, 2003, DPL filed with the Delaware Public Service Commission for a gas base rate increase of $16.8 million, or an increase of 12.7% in total operating revenue. The filing includes a request for a ROE of 12.5%. DPL is currently authorized a ROE of 11.5% in Delaware. This is the first increase requested for its gas distribution since 1994. The Commission suspended the requested increase pending evidentiary hearings, so DPL has exercised its statutory right to place an interim base rate increase of 1.9% into effect on May 30, 2003, subject to refund.

Stranded Cost Determination and Securitization

     On January 31, 2003, ACE filed a petition with the NJBPU seeking an administrative determination of stranded costs associated with the B. L. England ("BLE") generating facility. The net after tax stranded costs included in the petition were approximately $151 million. An administrative determination of the stranded costs is needed due to the cancelled sale of the plant. On July 25, 2003 the NJBPU rendered an oral decision approving the administrative determination of stranded costs at a level of $149.5 million. As a result of this order, ACE reversed $10.0 million ($5.9 million after-tax) of previously accrued liability for possible disallowance of stranded costs. This credit to expense is classified as an extraordinary item in the Consolidated Statements of Earnings because the original accrual was part of an extraordinary charge resulting from the discontinuation of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" in conjunction with the deregulation of ACE's energy business in September 1999. It is anticipated that in the third quarter, the NJBPU will issue a ruling on ACE's request to securitize these stranded costs.

     On February 5, 2003, the NJBPU issued an order on its own initiative seeking input from ACE and the Ratepayer Advocate within 10 days as to whether and by how much to cut the 13% pre-tax return that ACE was then authorized to earn on BLE. ACE responded on February 18 with arguments that: 1) reduced costs to ratepayers could be achieved legally through timely approvals by the NJBPU of the stranded cost filing made by ACE on January 31, 2003, and a securitization filing made the week of February 10; and 2) it would be unlawful, perhaps unconstitutional, and a breach of settlement and prior orders for the NJBPU to deny a fair recovery on prudently incurred investment and to do so without evidentiary hearings or other due process. On April 21, 2003, the NJBPU issued an order making the return previously allowed on BLE interim, as of the date of the order, and directing that the issue of the appropriate return for BLE be included in the stranded cost proceeding. On July 25, 2003, the NJBPU voted to approve a pre-tax return reflecting a 9.75% Return on Equity for the period April 21, 2003 through August 1, 2003. The rate from August 1, 2003 through such time as ACE securitizes the stranded costs will be 5.25%, which the NJBPU represents as being approximately equivalent to the securitization rate. A written order had not been issued as of August 8, 2003.

     On February 14, 2003, ACE filed a Bondable Stranded Costs Rate Order Petition with the NJBPU. The petition requests authority to issue $160 million of Transition Bonds to finance the recovery of stranded costs associated with BLE and costs of issuances. This proceeding is related to the proceeding seeking an administrative determination of the stranded costs associated with BLE that was the subject of the July 25, 2003 NJBPU vote. The Company cannot predict at this time the outcome of these proceedings.

Restructuring Deferral

     On August 1, 2002, in accordance with the provisions of New Jersey's Electric Discount and Energy Competition Act (EDECA) and the NJBPU Final Decision and Order concerning the restructuring of ACE's electric utility business, ACE petitioned the NJBPU for the recovery of about $176.4 million in actual and projected deferred costs incurred by ACE over the four-year period August 1999 through July 31, 2003. The requested 8.4% increase was to recover those deferred costs over a new four-year period beginning August 1, 2003 and to reset rates so that there would be no under-recovery of costs embedded in ACE's rates on or after that date. ACE's recovery of the deferred costs is subject to review and approval by the NJBPU in accordance with EDECA. An Initial Decision by the Administrative Law Judge was rendered on June 3, 2003. The Initial Decision was consistent with the recommendations of the auditors hired by the NJBPU to audit ACE's deferral balances.

     On July 31, 2003, the NJBPU issued its Summary Order permitting ACE to begin collecting a portion of the deferred costs that were incurred as a result of EDECA and to reset rates to recover on-going costs incurred as a result of EDECA.

     The Summary Order approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003. The Summary Order also transferred to ACE's pending base case for further consideration approximately $25.4 million of the deferred balance. The Summary Order estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. Since the amounts included in this decision are based on estimates through July 31, 2003, the actual ending deferred cost balance will be subject to review and finalization by the NJPBU and ACE. The approved rates became effective on August 6, 2003. Based on analysis of the order and in accordance with prevailing accounting rules, ACE recorded a charge of $27.5 million ($16.3 million after-tax) during the second quarter of 2003. This charge is in addition to amounts previously accrued for disallowance. ACE believes the record does not justify the level of disallowance imposed by the NJBPU. ACE is awaiting the final written order from the NJBPU and is evaluating its options related to this decision. The NJBPU's action is not appealable until a final written order has been issued.

Pepco Regulatory Contingencies

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's D.C. Commission approved divestiture settlement that provided for a sharing of any net proceeds from the sale of its generation related assets. A principal issue in the case is whether a sharing between customers and shareholders of the excess deferred income taxes and accumulated deferred investment tax credits associated with the sold assets would violate the normalization provisions of the Internal Revenue Code and implementing regulations. On March 4, 2003, the Internal Revenue Service (IRS) issued a notice of proposed rulemaking (NOPR) that is relevant to that principal issue. Comments on the NOPR were filed by several parties on June 2, 2003, and the IRS held a public hearing on June 25, 2003. Three of the parties in the case filed comments urging the D.C. Commission to decide the tax issues now on the basis of the proposed rule. Pepco filed comments in reply to those comments, in which Pepco stated that the courts have held and the IRS has stated that proposed rules are not authoritative and that no decision should be issued on the basis of proposed rules. Instead, Pepco argued that the only prudent course of action is for the D.C. Commission to await the issuance of final regulations relating to the tax issues and then allow the parties to file supplemental briefs on the tax issues. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential exists that Pepco could be required to make additional gain sharing payments to D.C. customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is uncertain when the D.C. Commission will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002 and Pepco is awaiting a Proposed Order from the Hearing Examiner. The principal issue in the case is the same normalization issue that was raised in the D.C. case. Following the filing of comments by Pepco and two other parties, the Hearing Examiner on April 8, 2003: (1) postponed his earlier decision establishing briefing dates on the question of the impact of the proposed rules on the tax issues until after the June 25, 2003 public hearing on the IRS NOPR;(2) allowed the Staff of the Commission and any other parties to submit motions by April 21, 2003 relating to the interpretation of current tax law as set forth in the preamble to the proposed rules and the effect thereof on the tax issues; and (3) allowed Pepco and any other party to file a response to any motion filed by Staff and other parties by April 30, 2003. Staff filed a motion on April 21, 2003, in which it argued that immediate flow through to customers of a portion of the excess deferred income taxes and accumulated deferred investment tax credits can be authorized now based on the NOPR. Pepco filed a response in opposition to Staff's motion on April 30, 2003, in which, among other things, Pepco argued that no action should be taken on the basis of proposed regulations because, as Pepco stated in a similar pleading in the District of Columbia divestiture proceeds case, proposed regulations are not authoritative. The Hearing Examiner will issue a ruling on Staff's motion, although there is no time within which he must issue a ruling. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential also exists that Pepco would be required to make additional gain sharing payments to Maryland customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is uncertain when the Hearing Examiner or the Maryland Commission will issue their decisions.

Standard Offer Service (SOS)
District of Columbia

     On February 21, 2003, the D.C. Public Service Commission opened a new proceeding to consider issues relating to (a) the establishment of terms and conditions for providing SOS in the District of Columbia after Pepco's obligation to provide SOS terminates on February 7, 2005, and (b) the selecting of a new SOS provider. Pepco and other parties filed comments on issues identified by the Commission and some parties suggested additional issues. In its comments, Pepco, among other things, suggested that the D.C. law be changed to allow Pepco to continue to be the SOS provider after February 7, 2005. Under existing law, the Commission is to adopt, before January 2, 2004, terms and conditions for SOS and for the selection of a new SOS provider. The Commission is also required, under existing law, to select the new SOS provider before July 2004. Existing law also allows the selection of Pepco as the SOS provider in the event of insufficient bids. By order issued on June 24, 2003, the Commission decided that all participating parties should individually propose, by August 29, 2003, regulations setting forth such terms and conditions. The Commission will then issue proposed regulations by September 30, 2003 and allow initial and reply comments from interested parties to be filed by October 30 and November 17, 2003, respectively. Pepco continues to pursue legislation that would allow it to remain as the SOS provider after early 2005.

Maryland

     In accordance with the terms of an agreement approved by the Maryland Commission, customers who are unable to receive generation services from another supplier, or who do not select another supplier, are entitled to receive services from Pepco until July 1, 2004. Pepco has entered into a settlement in Phase I of Maryland Case No. 8908 to extend its provision of SOS services in Maryland. The settlement was approved by the Maryland Commission on April 29, 2003. One party has filed for rehearing of the Commission's April 29 order. The Commission subsequently denied that application for rehearing on July 26, 2003. The settlement provides for an extension of SOS for four years for residential and small commercial customers, an extension of two years for medium sized commercial customers, and an extension of one year for large commercial customers. The settlement also provides for a policy review by the Commission to consider how SOS will be provided after the current extension expires. In addition, the settlement provides for SOS to be procured from the wholesale marketplace and that Pepco will be able to recover its costs of procurement and a return. Following months of meetings in Phase II, final settlement documents were filed on July 2, 2003. The Phase II settlement documents include the Phase II settlement agreement, a model request for proposals for wholesale power to be delivered to the utility SOS providers and a full requirements service agreement between the wholesale suppliers and the utility SOS providers. Initial testimony on the settlement was filed by numerous parties on July 18, 2003. No party filed testimony opposing the Phase II settlement, although at least one party has stated that it opposes the Phase II settlement. The Commission will set hearing and briefing dates.

Third Party Guarantees

     As of June 30, 2003, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations, as follows:

	Guarantor
	PHI	Pepco	Conectiv	PCI	Total
Energy trading obligations of Conectiv Energy (1)	$190.9	-	$37.2	-	$228.1
Energy procurement obligations of Pepco Energy Services (1)	40.0	-	-	-	40.0
Standby letters of credit of Pepco Holdings (2)	72.5	-	-	-	72.5
Guaranteed lease residual values (3)	-	-	4.7	-	4.7
Loan agreement (4)	13.1	-	-	-	13.1
Construction performance guarantees (5)	-	-	10.4	-	10.4
Other (6)	-	-	4.5	6.2	10.7
Total	$316.5	$ -	$56.8	$6.2	$379.5
1.

Pepco Holdings and Conectiv have contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counter parties related to routine energy trading and procurement obligations, including requirements under BGS contracts for ACE.

2.

Pepco Holdings has issued standby letters of credit of $72.5 million on behalf of subsidiaries operations related to Conectiv Energy's competitive energy activities and third party construction performance. These standby letters of credit were put into place in order to allow the subsidiaries flexibility needed to conduct business with counterparties without having to post substantial cash collateral. While the exposure under these standby letters of credit is $72.5 million, Pepco Holdings does not expect to fund the full amount. As of June 30, 2003, the fair value of obligations under these standby letters of credit was not required to be recorded in the Consolidated Balance Sheets.

3.

Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of June 30, 2003, obligations under the guarantees were approximately $4.7 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantee have not been made by the company as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of requiring payment under the guarantee is remote.

4.

Pepco Holdings has issued a guarantee on the behalf of a subsidiary's 50% unconsolidated investment in a limited liability company for repayment borrowings under a loan agreement of approximately $13.1 million.

5.	Conectiv has performance obligations of $10.4 million relating to obligations to third party suppliers of equipment.
6.	Other guarantees comprise:
o

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications LLC. In addition, it has agreed to Indemnify RCN for 50% of any payments RCN makes under the Starpower franchise and construction performance bonds.  As of June 30, 2003, the guarantees cover the remaining $4.1 million in rental obligations and $2.1 million in franchise and construction performance bonds issued.

	o	Other Conectiv obligations represents a commitment for a subsidiary building lease. Conectiv does not expect to fund the full amount of the exposure under these guarantees.

(6) CONECTIV ENERGY EVENTS

     On June 25, 2003, Conectiv Energy entered into an agreement consisting of a series of energy contracts with an international investment banking firm with a senior unsecured debt rating of A+ / Stable from Standard & Poors (the "Counterparty"). The agreement is designed to more effectively hedge approximately fifty percent of Conectiv Energy's generation output and approximately fifty percent of its supply obligations, with the intention of providing Conectiv Energy with a more predictable earnings stream during the term of the agreement. The 35-month agreement consists of two major components: a fixed price energy supply hedge and a forward physical energy sale. The fixed price energy supply hedge will be used to reduce Conectiv Energy's financial exposure under its current supply commitment to DPL. Under this commitment, which extends through May 2006, Conectiv Energy is obligated to supply to DPL the electric power necessary to enable DPL to meet its Provider of Last Resort (POLR) load obligations. Under the energy supply hedge, the volume and price risks associated with fifty percent of the POLR load obligation are effectively transferred from Conectiv Energy to the Counterparty through a financial "contract-for-differences." The contract-for-differences establishes a fixed cost for the energy required by Conectiv Energy to satisfy fifty percent of the POLR load, and any deviations of the market price from the fixed price are paid by Conectiv Energy to, or are received by Conectiv Energy from, the Counterparty. The contract does not cover the cost of capacity or ancillary services. Under the forward physical energy sale, Conectiv Energy will receive a fixed monthly payment from the Counterparty. This portion of the agreement is designed to hedge sales of approximately 50% of Conectiv Energy's generation output, and under assumed operating parameters and market conditions should effectively transfer this portion of the company's wholesale energy market risk to the Counterparty, while providing a more stable stream of revenues to Conectiv Energy. The 35-month agreement also includes several standard energy price swaps under which Conectiv Energy has locked in a sales price for approximately 50% of the output from its Edge Moor facility and has financially hedged other on-peak and off-peak energy price exposures in its portfolio to further reduce market price exposure. In total, the transaction is expected to improve Conectiv Energy's risk profile by providing hedges that are tailored to the characteristics of its generation fleet and its POLR supply obligation.

     During the first quarter of 2003, Conectiv Energy had a loss of $92.3 million, which includes the unfavorable impact of a $65.7 million loss resulting primarily from the cancellation of a combustion turbine (CT) contract with General Electric. The loss at the Pepco Holdings level is $31.1 million, substantially lower than the Conectiv Energy loss due to the fair market adjustment recognized by Pepco Holdings at the time of the acquisition of Conectiv as further discussed below. The loss also includes the unfavorable impact of net trading losses of $26.6 million that resulted from a dramatic rise in natural gas futures prices during February 2003, net of an after-tax gain of $15 million on the sale of a purchase power contract in February 2003. In response to the trading losses, in early March 2003, Pepco Holdings ceased all proprietary trading activities.

     Conectiv Energy had entered into contracts for the delivery of seven combustion turbines (CTs). These contracts included one with General Electric for the purchase of four CTs (the GE CTs). Through April 25, 2003, payments totaling approximately $131 million had been made for the GE CTs. As part of the acquisition of Conectiv by Pepco Holdings in August of 2002, the book value related to the CTs and associated equipment (including the payments already made as well as the future payments called for under the contracts) was adjusted downward by approximately 35%, to the then-fair market value. Approximately $54 million of the August fair value adjustment was related to the GE CTs, and another $4 million of the adjustment was related to ancillary equipment. The adjustment was recorded by Pepco Holdings and was not pushed down to, and recorded by, Conectiv.

     Because of uncertainty in the energy markets, the decline in the market for CTs and the current high level of capacity reserves within the PJM power pool, Conectiv Energy provided notice to General Electric canceling the contract for delivery of the GE CTs. The net unfavorable impact on Pepco Holdings of this cancellation, recorded in the first quarter 2003, is $31.1 million, comprised of the fees associated with cancellation of the GE CTs, all associated site development and engineering costs and the costs associated with cancellation of ancillary equipment orders. The unfavorable impact of the cancellation specified above is also net of over $51 million in cash associated with pre-payments on the GE CT orders, which General Electric is required to refund as a result of the cancellation. There was a positive cash impact in the second quarter related to this refund. The cancellation of the GE CTs and associated equipment is one of the steps being taken by the company to proactively deal with the risks it would otherwise have in the merchant energy sector.

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

(7) PRO FORMA INFORMATION

     Due to the completion of the merger with Conectiv on August 1, 2002, the accompanying consolidated financial statements include Conectiv and its pre merger subsidiaries operating results commencing on August 1, 2002. Accordingly, as discussed in Note (2) Summary of Significant Accounting Policies, herein, Pepco Holdings' consolidated operating results for the three and six-month periods ended June 30, 2003 are not comparable with the corresponding periods in 2002.

     The following pro forma information for Pepco Holdings for the three and six months ended June 30, 2002, which is based on unaudited data, gives effect to the Company's merger with Conectiv as if it had been completed on January 1, 2002. This information does not reflect future revenues or cost savings that may result from the merger and is not indicative of actual results of operations had the merger occurred at the beginning of the period presented or of results that may occur in the future.

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
	(In Millions, except Share Data)
Operating Revenue	$1,400.4	$2,673.5
Net Income	76.6	117.3
Earnings per Share of Common Stock	$.47	$.72

     The primary pro forma adjustments were related to interest expense incurred on acquisition debt and interest income on existing funds used to partially fund the acquisition. Pro forma weighted average shares outstanding for each period were 163.4 million shares.

THIS PAGE LEFT INTENTIONALLY BLANK.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions of Dollars)
Operating Revenue
Utility	$370.1	$390.8	$703.5	$ 706.9
Competitive	-	190.4	-	363.1
Total Operating Revenue	370.1	581.2	703.5	1,070.0
Operating Expenses
Fuel and purchased energy	164.6	308.2	298.8	563.8
Other operation and maintenance	57.9	84.5	117.6	171.9
Depreciation and amortization	39.7	38.0	79.2	75.9
Other taxes	44.9	48.7	89.9	94.2
Impairment loss	-	2.4	-	2.4
Total Operating Expenses	307.1	481.8	585.5	908.2
Operating Income	63.0	99.4	118.0	161.8
Other Income (Expenses)
Interest and dividend income	1.8	8.9	3.6	15.6
Interest expense	(19.3)	(32.0)	(38.6)	(63.4)
Loss from Equity Investments, principally a Telecommunication Entity	-	(.9)	-	(1.2)
Other expenses	(1.4)	(1.0)	(4.0)	(.5)
Total Other Expenses	(18.9)	(25.0)	(39.0)	(49.5)

Distributions on Preferred Securities of Subsidiary Trust	2.3	2.3	4.6	4.6

Income Tax Expense	17.2	25.1	29.8	36.2

Net Income	24.6	47.0	44.6	71.5

Dividends on Preferred Stock	1.3	1.3	2.5	2.5

Earnings Available for Common Stock	$ 23.3	$ 45.7	$ 42.1	$ 69.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions of Dollars)
Net income	$24.6	$47.0	$44.6	$71.5

Other comprehensive loss, net of taxes:

Marketable Securities

Unrealized gain on marketable securities net of reclassification adjustments of $(.2) million and net of taxes of $1.1 million for the six months ended June 30, 2002	-	-	-	3.0

Interest rate swap agreement designated as cash flow hedge

Unrealized losses from cash flow hedge net of reclassification adjustments of zero and $(0.4) million and net of tax benefits of $(4.4) million and $(2.6) million for the three and six months ended June 30, 2002, respectively	-	(6.7)	-	(4.0)

Other comprehensive loss, net of taxes	-	(6.7)	-	(1.0)

Comprehensive income	$24.6	$40.3	$44.6	$70.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited at June 30, 2003)
	June 30, 2003	December 31, 2002
ASSETS
	(Millions of Dollars)

CURRENT ASSETS
Cash and cash equivalents	$ 17.3	$ 13.9
Accounts receivable, less allowance for uncollectible accounts of $3.6 million	321.4	263.0
Note receivable from affiliate	110.4	110.4
Fuel, materials and supplies - at average cost	37.8	37.8
Prepaid expenses and other	15.3	10.2
Total Current Assets	502.2	435.3
INVESTMENTS AND OTHER ASSETS
Regulatory assets, net	12.4	-
Prepaid pension expense	128.8	182.3
Other	110.4	108.5
Total Investments and Other Assets	251.6	290.8
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,635.4	4,550.0
Accumulated depreciation	(1,819.0)	(1,739.7)
Net Property, Plant and Equipment	2,816.4	2,810.3
TOTAL ASSETS	$3,570.2	$3,536.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited at June 30, 2003)
	June 30, 2003	December 31, 2002
LIABILITIES AND SHAREHOLDER'S EQUITY
	(Millions of Dollars)

CURRENT LIABILITIES
Short-term debt	$ 214.8	$ 90.0
Accounts payable and accrued liabilities	170.3	167.4
Capital lease obligations due within one year	15.6	15.6
Interest and taxes accrued	68.2	57.6
Note payable to affiliate	69.5	-
Other	163.8	164.4
Total Current Liabilities	702.2	495.0
DEFERRED CREDITS
Regulatory liabilities, net	-	15.9
Income taxes	597.2	589.4
Investment tax credits	21.6	22.6
Other	25.0	28.1
Total Deferred Credits	643.8	656.0

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt	929.2	1,083.5
Capital lease obligations	116.8	118.7
Total Long-Term Debt and Capital Lease Obligations	1,046.0	1,202.2
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	125.0	125.0

PREFERRED STOCK
Serial preferred stock	35.3	35.3
Redeemable serial preferred stock	47.5	47.5
Total Preferred Stock	82.8	82.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, - issued 100 shares	-	-
Premium on stock and other capital contributions	507.6	507.6
Capital stock expense	(1.1)	(1.1)
Retained income	463.9	468.9
Total Shareholder's Equity	970.4	975.4

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,570.2	$3,536.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

(

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2003	2002
	Millions of Dollars)

OPERATING ACTIVITIES
Net income	$ 44.6	$ 71.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	79.2	75.9
Impairment loss	-	2.4
Changes in:
Accounts receivable	(58.4)	(53.8)
Regulatory assets, net	(22.5)	35.4
Prepaid expenses	(5.1)	(7.1)
Accounts payable and accrued liabilities	2.9	18.0
Interest and taxes accrued, including Federal income tax refund of $135.4 million in 2002	19.2	135.8
Net other operating activities	43.9	(26.3)
Net Cash From Operating Activities	103.8	251.8

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(89.6)	(103.4)
Proceeds from/changes in:
Purchases of leveraged leases	-	(111.6)
Sales of marketable securities, net of purchases	-	1.4
Purchases of other investments, net of sales	-	(15.1)
Net other investing activities	-	5.0
Net Cash Used By Investing Activities	(89.6)	(223.7)

FINANCING ACTIVITIES
Dividends paid on preferred and common stock	(49.6)	(56.1)
Reacquisition of the Company's common stock	-	(2.2)
Issuances of long-term debt	-	35.0
Reacquisitions of long-term debt	(15.0)	(61.2)
(Reacquisitions)/issuances of short-term debt, net	(15.1)	30.7
Issuance of note payable with affiliate	69.5	-
Net other financing activities	(0.6)	(1.0)
Net Cash Used By Financing Activities	(10.8)	(54.8)

Net Increase (Decrease) In Cash and Cash Equivalents	3.4	(26.7)
Cash and Cash Equivalents at Beginning of Period	13.9	515.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 17.3	$ 488.8

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

     Pepco is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Under settlements entered into with regulatory authorities in connection with the divestiture of its generation assets in 2000, Pepco is required to provide default electricity supply (referred to as "standard offer service" or "SOS") at specified rates to customers in Maryland until July 2004 and to customers in Washington, D.C. until February 2005, which supply it purchases from an affiliate of Mirant Corporation ("Mirant"). On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For a discussion of Pepco's relationship with Mirant, see Note (5) "Commitments and Contingencies" herein. For the twelve months ended June 30, 2003, Pepco delivered 5.7 million megawatt hours to SOS customers in the District of Columbia and 10.3 million megawatt hours to SOS customers in Maryland. For this period total deliveries were 11.2 million megawatt hours in the District of Columbia and 15.4 million megawatt hours in Maryland.

     On April 29, 2003, the Maryland Public Service Commission approved a settlement in Phase 1 of Maryland Case No. 8908 under which Pepco will supply retail customers with standard offer service electricity at market prices, including a margin, after existing rate caps expire in July 2004. Under this settlement, Pepco will provide standard offer service to its Maryland residential customers from July 2004 through May 2008 and to its non-residential customers for periods of one to four years. Pepco will obtain power for this market rate standard offer service through a competitive wholesale bidding process. In the District of Columbia, under current law, Pepco will not provide standard offer service after the expiration of its current obligations in February 2005, unless the District of Columbia Public Service Commission determines that there are insufficient bids to provide standard offer service, in which case Pepco may be directed to provide such service.

     Prior to the August 1, 2002 merger, Pepco was also engaged in the management of a diversified financial investments portfolio and the supply of energy products and services in competitive retail markets (Competitive businesses). These activities were performed through Pepco's wholly owned unregulated subsidiary at that time, POM Holdings, Inc. (POM) which until August 1, 2002, was the parent company of two wholly owned subsidiaries, Potomac Capital Investment Corporation (PCI) and Pepco Energy Services, Inc. (Pepco Energy Services). PCI managed Pepco's financial investment portfolio and Pepco Energy Services provided competitive energy products and services. PCI's investment in Starpower Communications, LLC, which provides cable and telecommunication services in the Washington, D.C. area, is owned by its wholly owned subsidiary Pepco Communications, Inc. (Pepcom). After the merger, the stock of PCI, Pepco Energy Services, and Pepcom was distributed as a dividend to Pepco Holdings, which resulted in Pepco Holdings becoming the new parent company of PCI, Pepco Energy Services, and Pepcom.

     Additionally, the Company has a wholly owned Delaware statutory business trust, Potomac Electric Power Company Trust I, and a wholly owned Delaware Investment Holding Company, Edison Capital Reserves Corporation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND IMPACT OF OTHER ACCOUNTING STANDARDS
Significant Accounting Policies
Financial Statement Presentation

     Pepco's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10K for the year ended December 31, 2002. In management's opinion, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco's financial position as of June 30, 2003 and 2002, in accordance with GAAP. Interim results for the three-months and six months ended March 31, and June 30, 2003 may not be indicative of results that will be realized for the full year ending December 31, 2003. Certain prior period amounts have been reclassified in order to conform to current period presentation.

     Pepco's independent accountants have performed a review of, and issued a report on, these consolidated interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the U.S. Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Section 7 and 11 of the Securities Act.

     The accompanying consolidated statements of earnings for the three and six months ended June 30, 2003 and the consolidated statements of cash flows for the six months ended June 30, 2003 include only Pepco's utility operations for the full periods. These statements for the three and six months ended June 30, 2002, as previously reported by Pepco, include the consolidated operations of Pepco and its pre-merger subsidiaries, for the entire periods. Accordingly, the financial statements referred to above for the three and six months ended June 30, 2003, are not comparable with the 2002 amounts. The amounts presented in the accompanying consolidated balance sheets as of June 30, 2003 and December 31, 2002, respectively, are comparable as both periods presented reflect the impact of the merger transaction.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by Pepco include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, unbilled revenue, and pension assumptions. Although Pepco believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Impact of Other Accounting Standards
Energy Trading Reclassifications

     In 2002, the Emerging Issues Task Force issued a pronouncement entitled EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Beginning with July 2002, all trades were recorded net in accordance with EITF 02-3. Pepco Energy Services' revenues decreased from $183.5 million to $170.9 million for the three months ended June 30, 2002 and from $340.3 million to $317.7 million for the six months ended June 30, 2002. There is no impact on Pepco's overall financial position or net results of operations as a result of the implementation of EITF 02-3.

Severance Costs

     During 2002, Pepco Holdings' management approved initiatives by Pepco to streamline their operating structure by reducing their number of employees. These initiatives met the criteria for the accounting treatment provided under EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." As of December 31, 2002, Pepco accrued $17.5 million of severance costs in connection with the plan. As of June 30, 2003, the severance liability on Pepco's books (excluding $3.4 million of the liability related to corporate services that was transferred to the Pepco Holdings subsidiary service company) was $6.8 million. Based on the number of employees that have or are expected to accept the severance package, substantially all of the severance liability at June 30, 2003 will be paid through mid 2005. Employees have the option of taking severance payments in a lump sum or over a period of time.

Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which was adopted by Pepco on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. Pepco identified $74.9 million and $72.1 million in asset removal costs at June 30, 2003 and December 31, 2002, respectively, that are not legal obligations pursuant to the statement. These removal costs have been accrued and are embedded in accumulated depreciation in the accompanying consolidated balance sheets.

Accounting for Guarantees

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

As of June 30, 2003, Pepco was not party to any material guarantees that required disclosure or recognition as a liability on its consolidated balance sheets.
New Accounting Standards

     In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149 entitled "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 for certain interpretive guidance issued by the Derivatives Implementation Group. SFAS No. 149 is effective after June 30, 2003, for contracts entered into or modified and for hedges designated after the effective date. Pepco is in the process of assessing the provisions of SFAS No. 149 to determine its impact on Pepco's financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (the Company's third quarter 2003 financial statements). This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity and will result in the Company's reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" on its consolidated balance sheets to a liability classification. There will be no impact on Pepco's results of operations from the implementation of this Statement.

(3) DEBT
During the quarter ended June 30, 2003, and subsequent thereto through August 7, 2003, Pepco engaged in the following capital market transactions:
On May 20, 2003, Pepco purchased on the open market and subsequently redeemed $15 million of 7% Medium Term Notes due January 15, 2024.
On July 21, 2003, Pepco redeemed the following First Mortgage Bonds: $40 million of 7.5% series due March 15, 2028 and $100 million of 7.25% series due July 1, 2023.

     On July 29, 2003, Pepco Holdings, Pepco, DPL and ACE entered into (i) a three-year working capital credit facility with an aggregate credit limit of $550 million and (ii) a 364-day working capital credit facility with an aggregate credit limit of $550 million. Pepco Holdings' credit limit under these facilities is $700 million, and the credit limit of each of Pepco, DPL and ACE under these facilities is $300 million, except that the aggregate amount of credit utilized by Pepco, DPL and ACE at any given time under these facilities may not exceed $400 million. Funds borrowed under these facilities are available for general corporate purposes. Either credit facility also can be used as credit support for the commercial paper programs of the respective companies. These credit facilities replaced a $1.5 billion 364-day credit facility entered into on August 1, 2002.

     On August 1, 2003 Pepco mailed official notice to the holders of its Serial Preferred Stock, $3.40 Series of 1992 for mandatory sinking fund redemption on September 1, 2003 of 50,000 shares at par value of $50.00 per share.

(4) SEGMENT INFORMATION

     As a result of the merger transaction on August 1, 2002, Pepco determined that its regulated utility operations represent its only reportable segment. Segment financial information for the three and six months ended June 30, 2003 and 2002, along with financial information for Pepco Energy Services and PCI, is as follows:

	Three Months Ended June 30, 2003 (In Millions)
	Utility Segment	Pepco Energy Services	PCI	Corp. & Other	Total Pepco
Operating Revenue	$ 370.1	$ -	$ -	$ -	$ 370.1
Operating Expenses	307.1	-	-	-	307.1
Operating Income	63.0	-	-	-	63.0
Net Income	$ 24.6	$ -	$ -	$ -	$ 24.6

Total Assets at June 30, 2003	$3,570.2	$ -	$ -	$ -	$3,570.2
	Three Months Ended June 30, 2002 (In Millions)
	Utility Segment	Pepco Energy Services	PCI	(a) Corp. & Other	Total Pepco
Operating Revenue	$ 390.8	$170.9	$ 22.1	$ (2.6)	$ 581.2
Operating Expenses	306.5	166.5	11.4	(2.6)	481.8
Operating Income	84.3	4.4	10.7	-	99.4
Net Income	$ 39.5	$ 3.1	$ 4.4	$ -	$ 47.0
Total Assets at June 30, 2002	$4,548.7	$237.3	$1,369.2	$(661.0)	$5,494.2
(a)

"Corp. & Other" for 2002 represents the elimination of $2.6 million of rent paid to PCI for Pepco's lease of office space in PCI's 10-story commercial office building. The lease commenced in June 2001.

	Six Months Ended June 30, 2003 (In Millions)
	Utility Segment	Pepco Energy Services	PCI	Corp. & Other	Total Pepco
Operating Revenue	$ 703.5	$ -	$ -	$ -	$ 703.5
Operating Expenses	585.5	-	-	-	585.5
Operating Income	118.0	-	-	-	118.0
Net Income	$ 44.6	$ -	$ -	$ -	$ 44.6

Total Assets at June 30, 2003	$3,570.2	$ -	$ -	$ -	$3,570.2

	Six Months Ended June 30, 2002 (In Millions)
	Utility Segment	Pepco Energy Services	PCI	(a) Corp. & Other	Total Pepco
Operating Revenue	$706.9	$317.7	$50.6	$ (5.2)	$1,070.0
Operating Expenses	573.1	317.1	23.2	(5.2)	908.2
Operating Income	133.8	.6	27.4	-	161.8
Net Income	$ 57.5	$ 1.0	$13.0	-	$ 71.5
Total Assets at June 30, 2002	$4,548.7	$237.3	$1,369.2	$(661.0)	$5,494.2
(a)

"Corp. & Other" for 2002 represents the elimination of $5.2 million of rent paid to PCI for Pepco's lease of office space in PCI's 10-story commercial office building. The lease commenced in June 2001.

(5) COMMITMENTS AND CONTINGENCIES
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant, formerly Southern Energy, Inc. As part of the asset purchase and sale agreement (the "Asset Purchase and Sale Agreement"), Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the "TPAs"). Under these agreements an affiliate of Mirant is obligated to supply Pepco with all of the capacity and energy needed to fulfill its standard offer service obligations in Maryland until July 2004 and in the District of Columbia until February 2005. The prices paid by Pepco under the TPAs consist of a $3.50 per megawatt hour capacity price and a $.50 per megawatt hour charge for certain ancillary services, and an energy payment price of $35.50 per megawatt hour during summer months (May 1 through September 30) and $25.30 per megawatt hour during winter months (October 1 through April 30) in Maryland and $40.00 per megawatt hour during summer months and $22.20 per megawatt hour during winter months in the District of Columbia. The average purchase price is approximately 3.4 cents per kilowatt hour. These rates result in payments to the Mirant affiliate that are lower than the revenues produced by the currently approved tariff rates that Pepco charges its customers for providing standard offer service, which average 4.1 cents per kilowatt hour. The difference in revenues is shared with customers pursuant to regulatory settlements.

     Under agreements with FirstEnergy Corp., formerly Ohio Edison ("FirstEnergy"), and Allegheny Energy, Inc., Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the "FirstEnergy PPA"). Under an agreement with Panda-Brandywine, L.P. ("Panda"), Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the "Panda PPA"). In each case, the purchase price is substantially in excess of current market prices. As a term of the Asset Purchase and Sale Agreement, Pepco, in connection with the sale of substantially all of its electricity generation assets to Mirant, entered into "back-to-back" agreements with Mirant. Under the agreements, Mirant is obligated to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs.

     On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Mirant is continuing to supply power to Pepco under the terms of the TPAs and is performing its contractual obligations to Pepco corresponding to Pepco's obligations under the PPAs (the "PPA-Related Obligations"). Retail prices paid by Pepco's standard offer service customers have not been affected by the bankruptcy filing. These retail prices can be changed only by order of the Maryland and the District of Columbia Public Service Commissions.

     Under bankruptcy law, a debtor may affirm or reject executory contracts. A rejection of an executory contract entitles the counterparty to file a claim as an unsecured creditor against the bankruptcy estate for damages incurred due to the rejection of the contract. Mirant has not informed Pepco and, to the knowledge of Pepco, has not otherwise stated that it intends to reject either of the TPAs or its PPA-Related Obligations. However, there is no assurance that Mirant will not seek to reject the agreements in the course of the bankruptcy proceedings.

     If Mirant were to attempt to reject either of the TPAs or its PPA-Related Obligations, Pepco intends to exercise all available legal remedies and vigorously oppose any actions that could adversely affect Pepco's rights under its agreements with Mirant. While Pepco believes that it has substantial legal bases to oppose any attempt at rejection of the agreements, the outcome of the bankruptcy proceeding cannot be predicted with any degree of certainty. Pepco intends to be actively involved in the bankruptcy proceeding to protect the interests of its customers and shareholders. If Mirant were to fail to fulfill its obligations under the TPAs, Pepco would be required to replace the electricity supply under the TPAs, likely through one or more supply contracts supplemented by spot market purchases. Pepco is confident that it would have alternative sources of supply sufficient to fulfill its standard offer service obligations to customers in Washington, D.C. and Maryland.

     To evaluate the potential financial impact of the Mirant bankruptcy, Pepco has prepared the following estimates of its exposure if Mirant successfully rejected the TPAs and its PPA-Related Obligations as of September 1, 2003. These estimates are based on current spot market prices and forward price estimates for energy and capacity, and on current percentages of service territory load served by competitive suppliers and by standard offer service and do not include financing costs, all of which could be subject to significant fluctuation. These estimates do not take into account alternative supply arrangements that might be entered into by Pepco that could mitigate the losses that might otherwise be incurred. They also assume no recovery on either the bankruptcy claims or regulatory recovery of costs, which would also mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recovery. Based on these assumptions, Pepco estimates that its pre-tax exposure, representing the loss of the benefit of the contracts to Pepco is as follows:

•

Pepco estimates that it would cost approximately $45 million for the remainder of 2003, $95 million in 2004 and $10 million in 2005 to replace, at an assumed purchase price of approximately 4.7 cents per kilowatt hour, the electricity required to supply Pepco's standard offer service obligations in Maryland and the District of Columbia for the remainder of the respective terms of the TPAs (until July 2004 in Maryland and until February 2005 in the District of Columbia). These figures reflect that under the terms of its regulatory settlements in Maryland and the District of Columbia the gains that Pepco realizes from the sale of standard offer service are shared with its customers.

•

If Pepco were required to purchase capacity and energy from FirstEnergy at the rates provided in the PPA (with an average price per kilowatt hour of approximately 5.5 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 3.9 cents per kilowatt hour, Pepco estimates that it would cost approximately $25 million for the remainder of 2003, $75 million in 2004 and $65 million in 2005, the last year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda at the rates provided in the PPA (with an average price per kilowatt hour of approximately 12.2 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 6.4 cents per kilowatt hour, Pepco estimates that it would cost approximately $15 million for the remainder of 2003, $40 million in 2004 and $35 million in 2005 and approximately $35 million to $40 million annually thereafter through the 2021 contract termination date. For a discussion of a separate dispute with Panda regarding this agreement, see Part II, Item I, Legal Proceedings. Any potential liability in the Panda litigation would be encompassed within the estimated loss discussed above.

•

In connection with the sale of substantially all of its generation assets to Mirant, Pepco, as a term of the Asset Purchase and Sale Agreement, assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. ("SMECO") under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating station. In the event Mirant successfully rejects this agreement, Pepco would be responsible to SMECO for the performance of the agreement. The agreement remains in effect through 2015 and the capacity payment to SMECO is approximately $5.5 million annually. The estimated cost to Pepco, net of estimated capacity and energy revenues, would be approximately $1 million for the remainder of 2003, $3 million in 2004 and $2 million annually thereafter through 2015.

Based on the foregoing assumptions, Pepco estimates that its pre-tax exposure aggregates approximately $700 million on a net present value basis (based on a discount rate of 7.5 percent).

     If Mirant were to successfully reject any or all of the contracts, the ability of Pepco to recover damages from the Mirant bankruptcy estate would depend on the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to make a prediction regarding the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate. However, if Mirant successfully rejects the TPAs and Pepco's full claim is not paid by Mirant's bankruptcy estate, Pepco may seek authority from the Maryland and District of Columbia Public Service Commissions to recover these costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers.

     In view of the foregoing, the consequences of a successful rejection by Mirant of one or more of the TPAs and its PPA-Related Obligations could have a material adverse effect on Pepco's results of operations. However, Pepco currently does not believe that a rejection by Mirant of one or more of the contracts would have a material adverse effect on its financial condition.

Regulatory Contingencies

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's D.C. Commission approved divestiture settlement that provided for a sharing of any net proceeds from the sale of its generation related assets. A principal issue in the case is whether a sharing between customers and shareholders of the excess deferred income taxes and accumulated deferred investment tax credits associated with the sold assets would violate the normalization provisions of the Internal Revenue Code and implementing regulations. On March 4, 2003, the Internal Revenue Service (IRS) issued a notice of proposed rulemaking (NOPR) that is relevant to that principal issue. Comments on the NOPR were filed by several parties on June 2, 2003, and the IRS held a public hearing on June 25, 2003. Three of the parties in the case filed comments urging the D. C. Commission to decide the tax issues now on the basis of the proposed rule. Pepco filed comments in reply to those comments, in which Pepco stated that the courts have held and the IRS has stated that proposed rules are not authoritative and that no decision should be issued on the basis of proposed rules. Instead, Pepco argued that the only prudent course of action is for the D.C. Commission to await the issuance of final regulations relating to the tax issues and then allow the parties to file supplemental briefs on the tax issues. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential exists that Pepco could be required to make additional gain sharing payments to D.C. customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is uncertain when the D.C. Commission will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002 and Pepco is awaiting a Proposed Order from the Hearing Examiner. The principal issue in the case is the same normalization issue that was raised in the D.C. case. Following the filing of comments by Pepco and two other parties, the Hearing Examiner on April 8, 2003: (1) postponed his earlier decision establishing briefing dates on the question of the impact of the proposed rules on the tax issues until after the June 25, 2003 public hearing on the IRS NOPR;(2) allowed the Staff of the Commission and any other parties to submit motions by April 21, 2003 relating to the interpretation of current tax law as set forth in the preamble to the proposed rules and the effect thereof on the tax issues; and (3) allowed Pepco and any other party to file a response to any motion filed by Staff and other parties by April 30, 2003. Staff filed a motion on April 21, 2003, in which it argued that immediate flow through to customers of a portion of the excess deferred income taxes and accumulated deferred investment tax credits can be authorized now based on the NOPR. Pepco filed a response in opposition to Staff's motion on April 30, 2003, in which, among other things, Pepco argued that no action should be taken on the basis of proposed regulations because, as Pepco stated in a similar pleading in the District of Columbia divestiture proceeds case, proposed regulations are not authoritative. The Hearing Examiner will issue a ruling on Staff's motion, although there is no time within which he must issue a ruling. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential also exists that Pepco would be required to make additional gain sharing payments to Maryland customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial position. It is uncertain when the Hearing Examiner or the Maryland Commission will issue their decisions.

Standard Offer Service (SOS)
District of Columbia

     On February 21, 2003, the D.C. Public Service Commission opened a new proceeding to consider issues relating to (a) the establishment of terms and conditions for providing SOS in the District of Columbia after Pepco's obligation to provide SOS terminates on February 7, 2005, and (b) the selecting of a new SOS provider. Pepco and other parties filed comments on issues identified by the Commission and some parties suggested additional issues. In its comments, Pepco, among other things, suggested that the D.C. law be changed to allow Pepco to continue to be the SOS provider after February 7, 2005. Under existing law, the Commission is to adopt, before January 2, 2004, terms and conditions for SOS and for the selection of a new SOS provider. The Commission is also required, under existing law, to select the new SOS provider before July 2004. Existing law also allows the selection of Pepco as the SOS provider in the event of insufficient bids. At a prehearing conference held on May 15, 2003, the Commission agreed with the recommendations of all but one of the parties to allow a working group, like the one that has been meeting in Maryland, to develop for the Commission's consideration regulations setting the terms and conditions for the provision of SOS service and for the selection of an SOS provider after Pepco's obligation ends in early 2005. However, by order issued on June 24, 2003, the Commission decided that all participating parties should individually propose, by August 29, 2003, regulations setting forth such terms and conditions. The Commission will then issue proposed regulations by September 30, 2003 and allow initial and reply comments from interested parties to be filed by October 30 and November 17, 2003, respectively. Pepco continues to pursue legislation that would allow it to remain as the SOS provider after early 2005.

Maryland

     In accordance with the terms of an agreement approved by the Maryland Commission, customers who are unable to receive generation services from another supplier, or who do not select another supplier, are entitled to receive services from Pepco until July 1, 2004. Pepco has entered into a settlement in Phase I of Maryland Case No. 8908 to extend its provision of SOS services in Maryland. The Settlement was approved by the Maryland Commission on April 29, 2003. One party has filed for rehearing of the Commission's April 29 order. The Commission subsequently denied that application for rehearing on July 26, 2003. The Settlement provides for an extension of SOS for four years for residential and small commercial customers, an extension of two years for medium sized commercial customers, and an extension of one year for large commercial customers. The Settlement also provides for a policy review by the Commission to consider how SOS will be provided after the current extension expires. In addition, the settlement provides for SOS to be procured from the wholesale marketplace and that Pepco will be able to recover its costs of procurement and a return. Following months of meetings in Phase II, final settlement documents were filed on July 2, 2003. The Phase II settlement documents include the Phase II settlement agreement, a model request for proposals for wholesale power to be delivered to the utility SOS providers and a full requirements service agreement between the wholesale suppliers and the utility SOS providers. Initial testimony on the settlement was filed by numerous parties on July 18, 2003. No party filed testimony opposing the Phase II settlement, although at least one party has stated that it opposes the Phase II settlement. The Commission will set hearing and briefing dates.

THIS PAGE LEFT INTENTIONALLY BLANK.

CONECTIV CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions of Dollars)
Operating Revenue
Electric	$ 814.6	$625.0	$1,799.1	$1,176.5
Gain on sales of electric generating plants	-	-	-	15.8
Gas	128.4	94.4	215.8	222.4
Other services	127.5	99.8	314.8	188.8
Total Operating Revenue	1,070.5	819.2	2,329.7	1,603.5

Operating Expenses
Electric fuel and purchased energy	591.3	384.2	1,296.1	745.5
Gas purchased	121.7	66.7	276.2	168.3
Other services' cost of sales	113.2	85.5	286.5	163.8
Merger-related costs	-	1.3	-	2.4
Other operation and maintenance	112.9	124.1	232.3	238.7
Impairment losses	-	17.6	110.7	17.6
Depreciation and amortization	56.5	49.5	114.0	98.4
Other taxes	15.2	15.2	31.9	30.8
Deferred electric service costs	1.5	(24.2)	1.5	(40.4)
Total Operating Expenses	1,012.3	719.9	2,349.2	1,425.1

Operating Income (Loss)	58.2	99.3	(19.5)	178.4

Other Income (Expenses)
Interest and dividend income	2.5	2.9	6.4	6.4
Interest expense	(35.6)	(35.1)	(71.0)	(68.0)
Loss from equity investments	(1.3)	(0.1)	(3.5)	(3.8)
Other income	4.6	2.0	8.9	2.6
Total Other Expenses	(29.8)	(30.3)	(59.2)	(62.8)

Preferred Stock Dividend Requirements Of Subsidiaries	2.2	4.1	5.3	8.1

Income Tax Expense (Benefit)	10.2	27.4	(34.8)	46.0

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	16.0	37.5	(49.2)	61.5

Cumulative Effect of a Change in Accounting Principle (net of income taxes of $4.9 million for the six months ended June 30, 2003)	-	-	7.2	-

Income (Loss) Before Extraordinary Item	16.0	37.5	(42.0)	61.5

Extraordinary Item (net of taxes of $4.1 million for the three and six months ended June 30, 2003)	5.9	-	5.9	-

Net Income (Loss)	$ 21.9	$ 37.5	$ (36.1)	$ 61.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions of Dollars)

Net income (loss)	$21.9	$37.5	$(36.1)	$ 61.5

Other comprehensive (loss) income, net of taxes

Energy commodity derivative instruments designated as cash flow hedges
Unrealized gain from cash flow hedges net of reclassification adjustments of $10.3 million and zero and net of taxes (benefits) of $(6.1) million and $16.6 million for the three months ended June 30, 2003 and 2002,respectively, and net of reclassification adjustments of $10.3 million and zero and net of taxes (benefits) of $(1.9) million and $46.4 million for the six months ended June 30, 2003 and 2002, respectively	(8.8)	23.9	(2.7)	67.2

Marketable Securities
Unrealized (loss) on marketable securities net of tax benefits of $0.2 million and $(0.5) million for the three months ended June 30, 2003 and 2002, respectively, and net of taxes (benefits) of $.1 million and $(1.2) million for the six months ended June 30, 2003 and 2002, respectively	0.3	(0.9)	.1	(2.2)

Interest rate swap agreement designated as cash flow hedge
Unrealized loss from cash flow hedge net of reclassification adjustments of $(1.4) million and $(2.5) million and net of tax benefits of $(1.0) million and $(1.7) million for the three and six months ended June 30, 2003, respectively	(1.8)	-	(3.1)	-

Other comprehensive (loss) income, net of taxes	(10.3)	23.0	(5.7)	65.0

Comprehensive income (loss)	$11.6	$60.5	$(41.8)	$126.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED BALANCE SHEETS (Unaudited at June 30, 2003)
ASSETS	June 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 66.0	$ 50.5
Restricted cash	6.1	16.3
Restricted funds held by Trustee	28.1	-
Marketable securities	1.4	1.2
Accounts receivable, net of allowances of $21.1 million and $29.4 million, respectively	606.1	668.6
Fuel, materials and supplies, at average cost	123.3	123.1
Prepaid expenses and other	58.9	27.3
Total Current Assets	889.9	887.0

INVESTMENTS AND OTHER ASSETS
Goodwill	313.1	313.1
Regulatory assets, net	1,171.3	1,191.4
Prepaid pension costs	95.6	96.5
Other	184.5	173.8
Total Investments and Other Assets	1,764.5	1,774.8

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	6,042.1	5,995.4
Accumulated depreciation	(2,069.5)	(2,025.8)
Net Property, Plant and Equipment	3,972.6	3,969.6

TOTAL ASSETS	$6,627.0	$6,631.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED BALANCE SHEETS (Unaudited at June 30, 2003)
LIABILITIES AND SHAREHOLDER'S EQUITY	June 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$1,678.0	$1,404.2
Accounts payable and accrued liabilities	306.8	368.1
Capital lease obligations due within one year	0.2	0.2
Interest and taxes accrued	39.2	15.2
Derivative instruments	118.6	88.6
Other	173.9	166.8
Total Current Liabilities	2,316.7	2,043.1

DEFERRED CREDITS
Income taxes	964.6	946.4
Investment tax credits	44.7	46.3
Other postretirement benefits obligation	90.3	84.3
Other	168.2	147.2
Total Deferred Credits	1,267.8	1,224.2

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt	1,663.2	1,824.3
Capital lease obligations	0.5	0.6
Total Long-Term Debt and Capital Lease Obligations	1,663.7	1,824.9

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY COMPANY DEBENTURES	95.0	165.0

PREFERRED STOCK
Redeemable serial preferred stock	27.9	27.9

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
Common stock: $0.01 per share par value; 1,000 shares authorized, shares outstanding - 100;	-	-
Premium on stock	1,132.5	1,130.8
Capital stock expense	(7.0)	(7.0)
Accumulated other comprehensive loss	(5.7)	-
Retained income	136.1	222.5
Total Shareholder's Equity	1,255.9	1,346.3

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$6,627.0	$6,631.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2003	2002

OPERATING ACTIVITIES
Net (loss) income	$ (36.1)	$ 61.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Extraordinary item, net of tax	(5.9)	-
Impairment loss	110.7	17.6
Depreciation and amortization	120.5	98.4
Cumulative effect of change in accounting	(12.1)	-
Gains on sales of electric generating plants	-	(15.8)
Net change in:
Accounts receivable	173.7	(75.6)
Inventories	(.2)	21.2
Accounts payable	(198.5)	125.8
Accrued / prepaid taxes	20.1	22.7
Other current assets & liabilities	28.4	(3.3)
Net loss on derivative contracts	53.6	1.7
Net other operating activities	(23.4)	(0.8)
Net cash from operating activities	230.8	253.4

INVESTING ACTIVITIES
Capital expenditures	(208.8)	(335.8)
Investments in partnerships	(4.4)	(2.5)
Proceeds from sales of electric generating plants	-	10.0
Other, net	7.7	8.4
Net cash used by investing activities	(205.5)	(319.9)

FINANCING ACTIVITIES
Dividends paid on common stock	(51.0)	(40.8)
Preferred stock redeemed	(70.0)	(12.4)
Long-term debt issued	-	296.0
Long-term debt redeemed	(212.2)	(201.0)
Notes payable to associated companies	207.0	-
PHI money pool lendings	196.3	-
Net (decrease) increase in short-term debt	(78.6)	18.1
Cost of issuances and refinancings	(1.3)	(17.5)
Net cash (used by) from financing activities	(9.8)	42.4
Net change in cash and cash equivalents	15.5	(24.1)
Cash and cash equivalents at beginning of period	50.5	52.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 66.0	$ 28.8

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

     Conectiv Energy provides wholesale power and ancillary services to the Pennsylvania/New Jersey/Maryland (PJM) power pool and provides power, under contract, to customers including DPL and ACE. Conectiv Energy's generation asset strategy focuses on mid-merit plants with operating flexibility and multi-fuel capability that can quickly change their output level on an economic basis. Mid-merit plants generally are operated during times when demand for electricity rises and prices are higher.

     As of June 30, 2003, Conectiv Energy owned and operated electric generating plants with 3,302 MW of capacity. In January 2002, Conectiv Energy began construction of a 1,100 MW combined cycle plant with six combustion turbines at a site in Bethlehem, Pennsylvania that is expected to become fully operational in stages that added 306 MW in 2002(resulting from the installation of three CTs), 279 MW in the first quarter of 2003 (resulting from the installation of an additional two CTs and an upgrade of the CTs installed during 2002), 296 MW in the second quarter (resulting from the installation of one additional CT and one waste heat recovery boiler and steam generating unit), and is expected to add an additional 209 MW of capacity by the end of 2003 (resulting from the installation of a second waste heat recovery boiler and steam generating unit and upgrades of the existing CTs).

     On June 25, 2003, Conectiv Energy entered into an agreement consisting of a series of energy contracts with an international investment banking firm with over $400 billion in assets and a senior unsecured debt rating of A+ / Stable from Standard & Poors (the "Counterparty"). The agreement is designed to more effectively hedge approximately fifty percent of Conectiv Energy's generation output and approximately fifty percent of its supply obligations, with the intention of providing Conectiv Energy with a more predictable earnings stream during the term of the agreement. For additional information, refer to Note 6. Conectiv Energy Events, herein.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND IMPACT OF OTHER ACCOUNTING STANDARDS
Significant Accounting Policies
Principles of Consolidation

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

Consolidated Financial Statement Presentation

     Conectiv's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10K for the year ended December 31, 2002. In management's opinion, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly our financial position as of June 30, 2003 and 2002, in accordance with GAAP. Interim results for the three-months and six months ended March 31, and June 30, 2003 may not be indicative of results that will be realized for the full year ending December 31, 2003. Certain prior period amounts have been reclassified in order to conform to current period presentation.

     Conectiv's independent accountants have performed a review of, and issued a report on, these consolidated interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the U.S. Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Section 7 and 11 of the Securities Act.

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

Impact of Other Accounting Standards
Energy Trading Reclassifications

     In 2002, the Emerging Issues Task Force issued a pronouncement entitled EITF Issue No. 02-3 (EITF 02-3) "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Beginning with July 2002, all trades were recorded net in accordance with EITF 02-3. Conectiv's revenues decreased from $1,100.2 million to $819.2 million for the three months ended June 30, 2002 and from $2,152.0 million to $1,603.5 million for the six months ended June 30, 2002. There was no impact on Conectiv's overall financial position or net results of operations as a result of the implementation of EITF 02-3.

Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which was adopted by the Company on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. The Company has identified $177.3 million and $173.2 million at June 30, 2003 and December 31, 2002, respectively, in asset removal costs for regulated assets related to DPL that are not legal obligations pursuant to the statement. These removal costs have been accrued and are embedded in accumulated depreciation in the accompanying consolidated balance sheets. The implementation of SFAS No. 143 for non-regulated assets at Conectiv subsidiaries resulted in Conectiv's recording of a Cumulative Effect of Change in Accounting Principle of $7.2 million, net of taxes of $4.9 million, in its consolidated statements of earnings during the first quarter of 2003.

Accounting for Guarantees

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

     As of June 30, 2003, Conectiv and its subsidiaries did not have material obligations and other commitments under guarantees issued or modified after December 31, 2002 which were required to be recognized as a liability on its balance sheet. Refer to Note 5. Commitments and Contingencies, herein, for a summary of Conectiv's guarantees and other commitments.

New Accounting Standards

     In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149 entitled "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 for certain interpretive guidance issued by the Derivatives Implementation Group. SFAS No. 149 is effective after June 30, 2003, for contracts entered into or modified and for hedges designated after the effective date. The Company is in the process of assessing the provisions of SFAS No. 149 to determine its impact on the Company's financial position and results of operations.

     In May 2003, the FASB issues SFAS No. 150 entitles "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (the Company's third quarter 2003 financial statements). This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity and will result in the Company's reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" on its consolidated balance sheets to a liability classification. There will be no impact on the Company's results of operations from the implementation of this Statement.

(3) DEBT
During the quarter ended June 30, 2003, and subsequent thereto through August 7, 2003, Conectiv and its subsidiaries engaged in the following capital market transactions:
On May 1, 2003, DPL redeemed $32 million of 8.15% First Mortgage Bonds due October 1, 2015.
On June 2, 2003, Conectiv redeemed at maturity $50 million of 6.73% Medium-Term Notes.
On June 2, 2003, DPL redeemed at maturity $2.2 million First Mortgage Bonds, 6.95% Series.
On June 2, 2003, ACE redeemed at maturity $30 million of 6.63% Medium-Term Notes.
On July 1, 2003, DPL redeemed at maturity $85 million of 6.4% First Mortgage Bonds.

     On July 29, 2003, Pepco Holdings, Pepco, DPL and ACE entered into (i) a three-year working capital credit facility with an aggregate credit limit of $550 million and (ii) a 364-day working capital credit facility with an aggregate credit limit of $550 million. Pepco Holdings' credit limit under these facilities is $700 million, and the credit limit of each of Pepco, DPL and ACE under these facilities is $300 million, except that the aggregate amount of credit utilized by Pepco, DPL and ACE at any given time under these facilities may not exceed $400 million. Funds borrowed under these facilities are available for general corporate purposes. Either credit facility also can be used as credit support for the commercial paper programs of the respective companies. These credit facilities replaced a $1.5 billion 364-day credit facility entered into on August 1, 2002.

     On August 7, 2003 on behalf of DPL, the Delaware Economic Development Authority issued $33.2 million of long-term bonds and loaned the proceeds to DPL. The bonds issued included $15.0 million of variable rate Exempt Facilities Refunding Revenue Bonds, Series A due August 1, 2038, and $18.2 million of 3.15% Pollution Control Refunding Revenue Bonds, Series B due February 1, 2023. The Series B bonds are subject to mandatory tender on August 1, 2008. All or a portion of the tendered bonds may be redeemed and/or remarketed. After August 1, 2008, the bonds may bear interest at a variable rate or fixed rate and may be subject to optional redemption prior to maturity, as provided for in the indenture for the bonds. On September 15, 2003, DPL will use the proceeds to redeem $33.2 million of bonds outstanding, as follows: $15.0 million of 6.05% bonds, due June 1, 2032, and $18.2 million of 5.90% bonds, due June 1, 2021.

(4) SEGMENT INFORMATION

     Conectiv's reportable segments were determined from its internal organization and management reporting, which are based primarily on differences in products and services. Conectiv's reportable segments are as follows:

"Competitive Energy" includes (a) electricity generation by mid-merit electric generating plants, and the purchase and sale of electricity, including wholesale sales between affiliated subsidiaries; (b) gas and other energy supply and trading activities; (c) power plant operation services; and (d) district heating and cooling systems operation and construction services provided by Conectiv Thermal Systems, Inc. Through early March 2003 when trading activities were halted, Conectiv Energy also engaged in energy trading to take advantage of price fluctuations and arbitrage opportunities.

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

	Three Months Ended June 30, 2003 (In Millions)
	Power Delivery	Competitive Energy	Corporate & Other	Total Conectiv
Operating Revenue	$ 542.7	$ 711.4	$(183.6)	$1,070.5
Operating Expenses	503.2	695.1	(186.0)	1,012.3
Operating Income	39.5	16.3	2.4	58.2
Extraordinary Item (net of taxes of $4.1 million)	5.9	-	-	5.9
Net Income	$ 17.0	$ 7.3	$ (2.4)	$ 21.9
Total Assets at June 30, 2003	$4,370.1	$2,079.6	$ 177.3	$6,627.0
	Three Months Ended June 30, 2002 (In Millions)
	Power Delivery	Competitive Energy	Corporate & Other	Total Conectiv
Operating Revenue	$ 526.0	$ 487.4	$(194.2)	$ 819.2
Operating Expenses	474.0	432.8	(186.9)	719.9
Operating Income	52.0	54.6	(7.3)	99.3
Net Income	$ 24.5	$ 31.9	$ (18.9)	$ 37.5
Total Assets at June 30, 2002	$4,498.8	$1,801.8	$ 179.4	$6,480.0

	Six Months Ended June 30, 2003 (In Millions)
	Power Delivery	Competitive Energy	Corporate & Other	Total Conectiv
Operating Revenue	$1,185.1	$1,542.6	$(398.0)	$2,329.7
Operating Expenses	1,072.6	1,678.4	(401.8)	2,349.2
Operating Income (Loss)	112.5	(135.8)	3.8	(19.5)
Extraordinary Item (net of taxes of $4.1 million)	5.9	-	-	5.9
Net Income (Loss)	$ 47.7	$ (85.1)	$ 1.3	$ (36.1)
Total Assets at June 30, 2003	$4,370.1	$2,079.6	$ 177.3	$6,627.0
	Six Months Ended June 30, 2002 (In Millions)
	Power Delivery	Competitive Energy	Corporate & Other	Total Conectiv
Operating Revenue	$1,055.4	$ 919.3	$(371.2)	$1,603.5
Operating Expenses	924.6	856.7	(356.2)	1,425.1
Operating Income	130.8	62.6	(15.0)	178.4
Net Income	$ 52.2	$ 33.6	$ (24.3)	$ 61.5
Total Assets at June 30, 2002	$4,498.8	$1,801.8	$ 179.4	$6,480.0
(5) COMMITMENTS AND CONTINGENCIES
Rate Changes

     On February 3, 2003, ACE filed a petition with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution rates in New Jersey. The petition seeks a rate increase of approximately $68.4 million in electric delivery revenues, which equates to an increase in average total electricity rates of 6.9 percent overall. The filing requests a continuation of the currently authorized 12.5% ROE as well as the recovery of several regulatory assets, including carrying costs, over a four-year period. This is the first increase requested for electric distribution rates since 1991. ACE's Petition requested that this increase be made effective for service rendered on and after August 1, 2003. ACE cannot predict at this time the outcome of this filing, except that any change in rates relating to the filing will occur sometime after August 1, 2003.

     On March 31, 2003, DPL filed with the Delaware Public Service Commission for a gas base rate increase of $16.8 million, or an increase of 12.7% in total operating revenue. The filing includes a request for a ROE of 12.5%. DPL is currently authorized a ROE of 11.5% in Delaware. This is the first increase requested for its gas distribution since 1994. The Commission suspended the requested increase pending evidentiary hearings, so DPL has exercised its statutory right to place an interim base rate increase of 1.9% into effect on May 30, 2003, subject to change.

Stranded Cost Determination and Securitization

     On January 31, 2003, ACE filed a petition with the NJBPU seeking an administrative determination of stranded costs associated with the B. L. England ("BLE") generating facility. The net after tax stranded costs included in the petition were approximately $151 million. An administrative determination of the stranded costs is needed due to the cancelled sale of the plant. On July 25, 2003 the NJBPU rendered an oral decision approving the administrative determination of stranded costs at a level of $149.5 million. As a result of this order, ACE reversed $10.0 million ($5.9 million after-tax) of previously accrued liability for possible disallowance of stranded costs. This credit to expense is classified as an extraordinary item in the Consolidated Statements of Earnings because the original accrual was part of an extraordinary charge resulting from the discontinuation of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" in conjunction with the deregulation of ACE's energy business in September 1999. It is anticipated that in the third quarter, the NJBPU will issue a ruling on ACE's request to securitize these stranded costs.

     On February 5, 2003, the NJBPU issued an order on its own initiative seeking input from ACE and the Ratepayer Advocate within 10 days as to whether and by how much to cut the 13% pre-tax return that ACE was then authorized to earn on BLE. ACE responded on February 18 with arguments that: 1) reduced costs to ratepayers could be achieved legally through timely approvals by the NJBPU of the stranded cost filing made by ACE on January 31, 2003, and a securitization filing made the week of February 10; and 2) it would be unlawful, perhaps unconstitutional, and a breach of settlement and prior orders for the NJBPU to deny a fair recovery on prudently incurred investment and to do so without evidentiary hearings or other due process. On April 21, 2003, the NJBPU issued an order making the return previously allowed on BLE interim, as of the date of the order, and directing that the issue of the appropriate return for BLE be included in the stranded cost proceeding. On July 25, 2003, the NJBPU voted to approve a pre-tax return reflecting a 9.75% Return on Equity for the period April 21, 2003 through August 1, 2003. The rate from August 1, 2003 through such time as ACE securitizes the stranded costs will be 5.25%, which the NJBPU represents as being approximately equivalent to the securitization rate. A written order had not been issued as of August 8, 2003.

     On February 14, 2003, ACE filed a Bondable Stranded Costs Rate Order Petition with the NJBPU. The petition requests authority to issue $160 million of Transition Bonds to finance the recovery of stranded costs associated with BLE and costs of issuances. This proceeding is related to the proceeding seeking an administrative determination of the stranded costs associated with BLE that was the subject of the July 25, 2003 NJBPU vote. The Company cannot predict at this time the outcome of these proceedings.

Restructuring Deferral

     On August 1, 2002, in accordance with the provisions of New Jersey's Electric Discount and Energy Competition Act (EDECA) and the NJBPU Final Decision and Order concerning the restructuring of ACE's electric utility business, ACE petitioned the NJBPU for the recovery of about $176.4 million in actual and projected deferred costs incurred by ACE over the four-year period August 1999 through July 31, 2003. The requested 8.4% increase was to recover those deferred costs over a new four-year period beginning August 1, 2003 and to reset rates so that there would be no under-recovery of costs embedded in ACE's rates on or after that date. ACE's recovery of the deferred costs is subject to review and approval by the NJBPU in accordance with EDECA. An Initial Decision by the Administrative Law Judge was rendered on June 3, 2003. The Initial Decision was consistent with the recommendations of the auditors hired by the NJBPU to audit ACE's deferral balances.

     On July 31, 2003, the NJBPU issued its Summary Order permitting ACE to begin collecting a portion of the deferred costs that were incurred as a result of EDECA and to reset rates to recover on-going costs incurred as a result of EDECA.

     The Summary Order approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003. The Summary Order also transferred to ACE's pending base case for further consideration approximately $25.4 million of the deferred balance. The Summary Order estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. Since the amounts included in this decision are based on estimates through July 31, 2003, the actual ending deferred cost balance will be subject to review and finalization by the NJPBU and ACE. The approved rates became effective on August 6, 2003. Based on analysis of the order and in accordance with prevailing accounting rules, ACE recorded a charge of $27.5 million ($16.3 million after-tax) during the second quarter of 2003. This charge is in addition to amounts previously accrued for disallowance. ACE believes the record does not justify the level of disallowance imposed by the NJBPU. ACE is awaiting the final written order from the NJBPU and is evaluating its options related to this decision. The NJBPU's action is not appealable until a final written order has been issued.

Third Party Guarantees

     As of June 30, 2003, Conectiv and its subsidiaries were a party to a variety of agreements pursuant to which they were a guarantor for standby letters of credit, performance residual value, and other commitments and obligations, as follows (in Millions of Dollars):

Energy trading obligations of Conectiv Energy (1)	$37.2
Guaranteed lease residual values (2)	4.7
Construction performance guarantees (3)	10.4
Other (4)	4.5
Total	$56.8
1.

Conectiv guarantees the contractual performance and related payments of Conectiv Energy to counter parties related to routine energy trading and procurement obligations, including requirements under Basic Generation Service (BGS) contracts for ACE.

2.

Subsidiaries of Conectiv, as lessee, have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of June 30, 2003, obligations under the guarantees were approximately $4.7 million. Assets leased under agreements subject to residual value guarantees are typically for a period ranging from 2 years to 10 years. Historically, payments under the guarantee have not been made by the company as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Conectiv believes the likelihood of requiring payment under the guarantee is remote.

3.

Conectiv has performance guarantees of $10.4 million related to support equipment and other services. Conectiv does not expect to fund the full amount of the exposure under the guarantee and as of June 30, 2003 the fair value of the obligation was not recorded in the Consolidated Balance Sheets.

4.	Other Conectiv obligations represents a commitment for a subsidiary building lease. Conectiv does not expect to fund the full amount of the exposure under these guarantees.
(6) CONECTIV ENERGY EVENTS

     On June 25, 2003, Conectiv Energy entered into an agreement consisting of a series of energy contracts with an international investment banking firm with a senior unsecured debt rating of A+ / Stable from Standard & Poors (the "Counterparty"). The agreement is designed to more effectively hedge approximately fifty percent of Conectiv Energy's generation output and approximately fifty percent of its supply obligations, with the intention of providing Conectiv Energy with a more predictable earnings stream during the term of the agreement. The 35-month agreement consists of two major components: a fixed price energy supply hedge and a generation off-take agreement. The fixed price energy supply hedge will be used to reduce Conectiv Energy's financial exposure under its current supply commitment to DPL. Under this commitment, which extends through May 2006, Conectiv Energy is obligated to supply to DPL the electric power necessary to enable DPL to meet its Provider of Last Resort (POLR) load obligations. Under the energy supply hedge, the volume and price risks associated with fifty percent of the POLR load obligation are effectively transferred from Conectiv Energy to the Counterparty through a financial "contract-for-differences." The contract-for-differences establishes a fixed cost for the energy required by Conectiv Energy to satisfy fifty percent of the POLR load, and any deviations of the market price from the fixed price are paid by Conectiv Energy to, or are received by Conectiv Energy from, the Counterparty. The contract does not cover the cost of capacity or ancillary services. Under the generation "off-take" agreement, Conectiv Energy will receive a fixed monthly payment from the Counterparty, and the Counterparty will receive the profit realized from the sale of approximately 50% of the electricity generated by Conectiv Energy's plants (excluding the Edge Moor facility). This profit is calculated as the positive difference between market electricity prices and the variable generating cost of the plants (based on contractual heat rates, spot fuel prices and variable operating costs). This portion of the agreement is designed to hedge approximately 50% of Conectiv Energy's generation output, and under assumed operating parameters and market conditions should effectively transfer this portion of the company's wholesale energy market risk to the Counterparty, while providing a more stable stream of revenues to Conectiv Energy. The 35-month agreement also includes several standard energy price swaps under which Conectiv Energy has locked in a sales price for approximately 50% of the output from its Edge Moor facility and has financially hedged other on-peak and off-peak energy price exposures in its portfolio to further reduce market price exposure. In total, the transaction is expected to improve Conectiv Energy's risk profile by providing hedges that are tailored to the characteristics of its generation fleet and its POLR supply obligation.

     During the first quarter of 2003, Conectiv Energy had a loss of $92.3 million, which includes the unfavorable impact of a $65.7 million loss resulting primarily from the cancellation of a combustion turbine (CT) contract with General Electric. The loss at the Pepco Holding level is $31.1 million, substantially lower than the Conectiv Energy loss due to the fair market adjustment recognized by Pepco Holding at the time of the acquisition of Conectiv as further discussed below. The loss also includes the unfavorable impact of net trading losses of $26.6 million that resulted from a dramatic rise in natural gas futures prices during February 2003, net of an after-tax gain of $15 million on the sale of a purchase power contract in February 2003. In response to the trading losses, in early March 2003, Pepco Holdings ceased all proprietary trading activities.

     Conectiv Energy had entered into contracts for the delivery of seven combustion turbines (CTs). These contracts included one with General Electric for the purchase of four CTs (the GE CTs). Through April 25, 2003, payments totaling approximately $131 million had been made for the GE CTs. As part of the acquisition of Conectiv by Pepco Holdings in August of 2002, the book value related to the CTs and associated equipment (including the payments already made as well as the future payments called for under the contracts) was adjusted downward by approximately 35%, to the then-fair market value. Approximately $54 million of the August fair value adjustment was related to the GE CTs, and another $4 million of the adjustment was related to ancillary equipment. The adjustment was recorded by Pepco Holdings and was not pushed down to, and recorded by, Conectiv.

     Because of uncertainty in the energy markets, the decline in the market for CTs and the current high level of capacity reserves within the PJM power pool, Conectiv Energy provided notice to General Electric canceling the contract for delivery of the GE CTs. The net unfavorable impact on Pepco Holdings of this cancellation, recorded in the first quarter 2003, is $31.1 million, comprised of the fees associated with cancellation of the GE CTs, all associated site development and engineering costs and the costs associated with cancellation of ancillary equipment orders. The unfavorable impact of the cancellation specified above is also net of over $51 million in cash associated with pre-payments on the GE CT orders, which General Electric is required to refund as a result of the cancellation. There was a positive cash impact in the second quarter related to this refund. The cancellation of the GE CTs and associated equipment is one of the steps being taken by the company to proactively deal with the risks it would otherwise have in the merchant energy sector.

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

THIS PAGE LEFT INTENTIONALLY BLANK.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions of Dollars)
Operating Revenue
Electric	$244.2	$247.4	$507.3	$484.5
Gas	41.5	35.9	118.7	108.1
Gain on divestiture of generation assets	-	-	-	11.6
Other services	2.8	3.1	5.8	5.8
Total Operating Revenue	288.5	286.4	631.8	610.0
Operating Expenses
Fuel and purchased energy	162.0	161.2	331.9	310.9
Gas purchased	30.1	26.1	82.4	78.5
Other services' cost of sales	2.7	2.9	5.7	5.2
Other operation and maintenance	38.7	41.6	81.7	85.3
Depreciation and amortization	18.7	20.9	37.4	41.8
Other taxes	8.6	8.5	18.0	17.4
Total Operating Expenses	260.8	261.2	557.1	539.1
Operating Income	27.7	25.2	74.7	70.9
Other Income (Expenses)
Interest and dividend income	0.3	1.4	0.9	2.8
Interest expense	(9.2)	(11.3)	(18.5)	(22.3)
Other income	0.8	0.4	1.5	1.2
Total Other Expenses	(8.1)	(9.5)	(16.1)	(18.3)

Distributions on Preferred Securities of Subsidiary Trust	1.4	1.4	2.8	2.8

Income Taxes	7.0	6.0	22.0	20.6

Net Income	11.2	8.3	33.8	29.2

Dividends on Preferred Stock	0.3	0.4	0.5	0.8

Earnings Available for Common Stock	$ 10.9	$ 7.9	$ 33.3	$ 28.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited at June 30, 2003)
ASSETS	June 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 72.4	$ 109.7
Accounts receivable, less allowance for uncollectible accounts of $10.1 million and $14.2 million	171.0	168.7
Fuel, materials and supplies - at average cost	22.2	25.4
Prepaid expenses and other	10.6	15.6
Total Current Assets	276.2	319.4
INVESTMENTS AND OTHER ASSETS
Goodwill	48.5	48.5
Regulatory assets, net	93.5	99.3
Prepaid pension costs	196.1	192.8
Other	17.8	17.9
Total Investments and Other Assets	355.9	358.5
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,146.8	2,120.5
Accumulated depreciation	(843.3)	(824.0)
Net Property, Plant and Equipment	1,303.5	1,296.5
TOTAL ASSETS	$1,935.6	$1,974.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited at June 30, 2003)
LIABILITIES AND SHAREHOLDER'S EQUITY	June 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$ 192.3	$ 192.0
Accounts payable and accrued liabilities	69.7	66.3
Accounts payable to associated companies	23.0	17.5
Capital lease obligations due within one year	.2	.2
Interest and taxes accrued	36.1	48.3
Other	56.3	61.8
Total Current Liabilities	377.6	386.1
DEFERRED CREDITS
Income taxes	363.9	364.3
Investment tax credits	13.1	13.6
Above-market purchased energy contracts and other electric restructuring liabilities	47.0	53.0
Other	10.2	4.7
Total Deferred Credits	434.2	435.6

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt	448.2	482.6
Capital lease obligations	.5	.6
	448.7	483.2
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	70.0	70.0

PREFERRED STOCK
Serial preferred stock	21.7	21.7
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY
Common stock, $2.25 par value, authorized 1,000,000 shares - issued 1,000 shares	-	-
Premium on stock and other capital contributions	223.5	223.5
Capital stock expense	(10.0)	(10.1)
Retained income	369.9	364.4
Total Shareholder's Equity	583.4	577.8

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$1,935.6	$1,974.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2003	2002
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 33.8	$ 29.2
Adjustments to reconcile net income to net cash from (used by) operating activities:
Gain on sale of electric generating plants	-	(11.6)
Depreciation and amortization	37.4	41.8
Deferred income taxes	(1.9)	(5.0)
Investment tax credit adjustments, net	(0.5)	(0.5)
Deferred energy supply costs	2.0	30.6
Changes in:
Accounts receivable	(2.3)	8.8
Inventories	3.2	3.8
Accounts payable and accrued payroll	9.0	6.2
Taxes accrued	(11.4)	47.0
Other current assets & liabilities	2.0	0.2
Net other operating activities	(5.6)	(7.3)
Net Cash From Operating Activities	65.7	143.2
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(40.8)	(44.0)
Proceeds from sales of electric generating plants	-	10.0
Proceeds from other assets sold	-	0.3
Net other investing activities	0.3	0.2
Net Cash Used By Investing Activities	(40.5)	(33.5)
FINANCING ACTIVITIES
Common dividends paid	(27.7)	(24.9)
Preferred dividends paid	(0.5)	(0.4)
Long-term debt issued	-	46.0
Long-term debt redeemed	(34.2)	(75.5)
Principal portion of capital lease payments	(0.1)	(3.1)
Net Cash Used By Financing Activities	(62.5)	(57.9)

Net Change In Cash and Cash Equivalents	(37.3)	51.8
Cash and Cash Equivalents at Beginning of Period	109.7	174.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 72.4	$226.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DELMARVA POWER & LIGHT COMPANY

     For additional information, other than the information disclosed in the Notes to Consolidated Financial Statements section herein, refer to Item 8. Financial Statements and Supplementary Data of the Company's 2002 Form 10-K.

(1) ORGANIZATION

     Delmarva Power & Light Company (DPL) is a subsidiary of Conectiv, which is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). On March 1, 1998, Conectiv was formed (the 1998 Merger) through an exchange of common stock with DPL and Atlantic Energy, Inc.

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

     Under regulatory settlements, DPL is required to provide standard offer electricity service at specified rates to residential customers in Maryland until July 2004 and to non-residential customers in Maryland until July 2003 and to provide default electricity service at specified rates to customers in Delaware until May 2006. It is currently expected that DPL will also provide default electric service at specified rates to customers in Virginia until July 2007. However, the Virginia State Corporation Commission could terminate the obligation for some or all classes of customers sooner if it finds that an effectively competitive market exists. Subsidiaries of Conectiv Energy Holding Company, a wholly owned subsidiary of Conectiv, supplies all of DPL's standard offer and default service load requirements under a supply agreement that ends May 31, 2006. The terms of the supply agreement are structured to coincide with DPL's load requirements under each of its regulatory settlements. DPL purchases gas supplies for its customers from marketers and producers in the spot market and under short-term and long-term agreements.

     On April 29, 2003, the Maryland Commission approved a settlement in Phase I of Maryland Case No. 8908 to extend the provision of standard offer service that requires local utilities to continue to supply customers with electricity after existing rate caps/ freezes expire in July 2004 at market prices. DPL will provide SOS to all residential customers from July 1, 2004 through May 31, 2008 and to its non-residential customers for periods of one to four years. DPL will obtain power for the market rate standard offer service through a competitive wholesale bidding process.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND IMPACT OF OTHER ACCOUNTING STANDARDS
Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of DPL's wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.
Financial Statement Presentation

     The Company's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10K for the year ended December 31, 2002. In our management's opinion, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly our financial position as of June 30, 2003 and 2002, in accordance with GAAP. Interim results for the three-months and six months ended March 31, and June 30, 2003 may not be indicative of results that will be realized for the full year ending December 31, 2003. Certain prior period amounts have been reclassified in order to conform to current period presentation.

     Our independent accountants have performed a review of, and issued a report on, these consolidated interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the U.S. Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Section 7 and 11 of the Securities Act.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by DPL include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, and unbilled revenue. Although DPL believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Impact of Other Accounting Standards
Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which was adopted by DPL on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. DPL has identified $177.3 million and $173.2 million at June 30, 2003 and December 31, 2002, respectively, in asset removal costs that are not legal obligations pursuant to the statement. These removal costs have been accrued and are embedded in accumulated depreciation in the accompanying consolidated balance sheets.

Accounting for Guarantees

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

     DPL has guaranteed residual values related to certain lease agreements for equipment and fleet vehicles under which the Company has guaranteed the portion of residual value in excess of fair value of assets leased. As of June 30, 2003, obligations under the guarantees were approximately $2.1 million. Assets leased under agreements subject to residual value guarantees are typically for a period ranging from 2 years to 10 years. Historically, payments under the guarantee have not been made by the Company as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, the Company believes the likelihood of requiring payment under the guarantee is remote.

     As of June 30, 2003, DPL did not have material obligations assumed under guarantees issued or modified after December 31, 2002 which were required to be recognized as a liability on its consolidated balance sheets.

New Accounting Standards

     In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149 entitled "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 for certain interpretive guidance issued by the Derivatives Implementation Group. SFAS No. 149 is effective after June 30, 2003, for contracts entered into or modified and for hedges designated after the effective date. The Company is in the process of assessing the provisions of SFAS No. 149 to determine its impact on the Company's financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (the Company's third quarter 2003 financial statements). This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity and will result in the Company's reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" balance being reclassified on its consolidated balance sheets to a liability classification. There will be no impact on the Company's results of operations from the implementation of this Statement.

(3) DEBT
During the quarter ended June 30, 2003, and subsequent thereto through August 7, 2003, DPL engaged in the following capital market transactions:
On May 1, 2003, DPL redeemed $32 million of 8.15% First Mortgage Bonds due October 1, 2015.
On June 2, 2003, DPL redeemed at maturity $2.2 million First Mortgage Bonds, 6.95% Series.
On July 1, 2003, DPL redeemed at maturity $85 million of 6.4% First Mortgage Bonds.

     On July 29, 2003, Pepco Holdings, Pepco, DPL and ACE entered into (i) a three-year working capital credit facility with an aggregate credit limit of $550 million and (ii) a 364-day working capital credit facility with an aggregate credit limit of $550 million. Pepco Holdings' credit limit under these facilities is $700 million, and the credit limit of each of Pepco, DPL and ACE under these facilities is $300 million, except that the aggregate amount of credit utilized by Pepco, DPL and ACE at any given time under these facilities may not exceed $400 million. Funds borrowed under these facilities are available for general corporate purposes. Either credit facility also can be used as credit support for the commercial paper programs of the respective companies. These credit facilities replaced a $1.5 billion 364-day credit facility entered into on August 1, 2002.

     On August 7, 2003 on behalf of DPL, the Delaware Economic Development Authority issued $33.2 million of long-term bonds and loaned the proceeds to DPL. The bonds issued included $15.0 million of variable rate Exempt Facilities Refunding Revenue Bonds, Series A due August 1, 2038, and $18.2 million of 3.15% Pollution Control Refunding Revenue Bonds, Series B due February 1, 2023. The Series B bonds are subject to mandatory tender on August 1, 2008. All or a portion of the tendered bonds may be redeemed and/or remarketed. After August 1, 2008, the bonds may bear interest at a variable rate or fixed rate and may be subject to optional redemption prior to maturity, as provided for in the indenture for the bonds. On September 15, 2003, DPL will use the proceeds to redeem $33.2 million of bonds outstanding, as follows: $15.0 million of 6.05% bonds, due June 1, 2032, and $18.2 million of 5.90% bonds, due June 1, 2021.

(4) SEGMENT INFORMATION

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

(5) COMMITMENTS AND CONTINGENCIES
Rate Changes

     On March 31, 2003, DPL filed with the Delaware Public Service Commission for a gas base rate increase of $16.8 million, or an increase of 12.7% in total operating revenue. The filing includes a request for a ROE of 12.5%. DPL is currently authorized a ROE of 11.5% in Delaware. This is the first increase requested for its gas distribution since 1994. The Commission suspended the requested increase pending evidentiary hearings, so DPL has exercised its statutory right to place an interim base rate increase of 1.9% into effect on May 30, 2003, subject to refund.

THIS PAGE LEFT INTENTIONALLY BLANK.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions of Dollars)
Operating Revenue	$256.5	$241.6	$557.7	$462.6

Operating Expenses
Fuel and purchased energy	161.9	144.6	346.3	279.7
Other operation and maintenance	48.2	63.4	104.3	120.8
Depreciation and amortization	26.8	17.0	55.5	33.9
Other taxes	5.6	5.5	12.1	11.3
Deferred electric service costs	1.5	(24.2)	1.5	(40.4)
Total Operating Expenses	244.0	206.3	519.7	405.3
Operating Income	12.5	35.3	38.0	57.3
Other Income (Expenses)
Interest and dividend income	2.0	1.9	5.0	3.5
Interest expense	(14.0)	(13.6)	(29.7)	(27.1)
Other income	1.5	2.2	3.2	3.0
Total Other Expenses	(10.5)	(9.5)	(21.5)	(20.6)

Distributions on Preferred Securities of Subsidiary Trust	0.5	1.9	1.8	3.8

Income Tax Expense	0.3	10.0	5.4	13.9

Income Before Extraordinary Item	1.2	13.9	9.3	19.0

Extraordinary item (net of taxes of $4.1 million for the three and six months ended June 30, 2003)	5.9	-	5.9	-

Net Income	7.1	13.9	15.2	19.0

Dividends on Preferred Stock	0.1	0.3	0.1	0.6

Earnings Available for Common Stock	$ 7.0	$ 13.6	$ 15.1	$ 18.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited at June 30, 2003)
ASSETS	June 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 39.8	$ 247.1
Restricted funds held by trustee	13.1	-
Accounts receivable, less allowance for uncollectible accounts of $7.8 million and $9.1 million	159.6	159.0
Fuel, materials and supplies - at average cost	37.7	30.0
Prepaid taxes and other	41.2	22.8
Total Current Assets	291.4	458.9
INVESTMENTS AND OTHER ASSETS
Regulatory assets, net	1,077.7	1,092.0
Other	28.7	34.1
Total Investments and Other Assets	1,106.4	1,126.1

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,873.7	1,836.0
Accumulated depreciation	(774.5)	(756.2)
Net Property, Plant and Equipment	1,099.2	1,079.8
TOTAL ASSETS	$2,497.0	$2,664.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited at June 30, 2003)
LIABILITIES AND SHAREHOLDER'S EQUITY	June 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$ 66.8	$ 107.2
Accounts payable and accrued liabilities	73.2	75.1
Accounts payable to associated companies	10.7	12.9
Interest accrued	23.5	16.8
Other	85.4	77.3
Total Current Liabilities	259.6	289.3
DEFERRED CREDITS
Income taxes	512.5	508.2
Investment tax credits	25.4	26.5
Pension benefit obligation	52.8	46.6
Other postretirement benefit obligation	42.0	38.9
Other	46.9	43.3
Total Deferred Credits	679.6	663.5

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	915.0	991.6

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	25.0	95.0

SERIAL PREFERRED STOCK	6.2	6.2
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY
Common stock, $3.00 par value, authorized 25,000,000 shares,- issued 18,320,937 shares	55.0	55.0
Premium on stock and other capital contributions	411.5	411.5
Capital stock expense	(1.2)	(1.2)
Retained income	146.3	153.9
Total Shareholder's Equity	611.6	619.2

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,497.0	$2,664.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2003	2002
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 15.2	$ 19.0
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item, net of taxes	(5.9)	-
Depreciation and amortization	55.5	33.9
Investment tax credit adjustments	(1.0)	(1.0)
Deferred income taxes	(0.3)	13.9
Deferred energy supply costs	1.5	(40.4)
Changes in:
Accounts receivable	(13.9)	3.1
Inventories	(7.7)	0.9
Prepaid New Jersey sales and excise taxes	(38.9)	(40.5)
Accounts payable	(4.2)	9.6
Taxes accrued	19.7	7.0
Other current assets and liabilities	15.9	5.3
Other, net	8.2	3.9
Net Cash From Operating Activities	44.1	14.7
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(40.3)	(49.6)
Sale of assets	-	7.4
Other investing activities	-	(1.1)
Net Cash Used By Investing Activities	(40.3)	(43.3)
FINANCING ACTIVITIES
Common dividends paid	(22.7)	(15.8)
Preferred dividends paid	(0.1)	(0.6)
Redemption of preferred stock	(70.0)	(12.5)
Long-term debt redeemed	(128.0)	(25.0)
Net change in short-term debt	11.0	73.9
Costs of issuances and refinancings	(1.3)	-
Other, net	-	(0.8)
Net Cash (Used By) From Financing Activities	(211.1)	19.2

Net Change In Cash and Cash Equivalents	(207.3)	(9.4)
Cash and Cash Equivalents at Beginning of Period	247.1	14.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 39.8	$ 4.9

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

     ACE is a public utility that generates, supplies and delivers electricity to its customers under the trade name Conectiv Power Delivery. ACE delivers electricity within its service area through its transmission and distribution systems. ACE has default service obligations, known as Basic Generation Service (BGS), for approximately 20 percent of the electricity supply to its customers. ACE expects to fulfill these obligations through the generation output from its fossil fuel-fired generating plants and through existing purchase power agreements with non-utility generators. In January 2003, ACE terminated its competitive bidding process to sell these generation assets. ACE's regulated service area covers about 2,700 square miles within the southern one-third of New Jersey and has a population of approximately 0.9 million.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND IMPACT OF OTHER ACCOUNTING STANDARDS
Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of ACE and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Financial Statement Presentation

     The Company's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10K for the year ended December 31, 2002. In our management's opinion, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly our financial position as of June 30, 2003 and 2002, in accordance with GAAP. Interim results for the three-months and six months ended March 31, and June 30, 2003 may not be indicative of results that will be realized for the full year ending December 31, 2003. Certain prior period amounts have been reclassified in order to conform to current period presentation.

     Our independent accountants have performed a review of, and issued a report on, these consolidated interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the U.S. Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Section 7 and 11 of the Securities Act.

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

Impact of Other Accounting Standards
Accounting for Guarantees

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

     ACE has guaranteed residual values related to certain lease agreements for equipment and fleet vehicles under which the Company has guaranteed the portion of residual value in excess of fair value of assets leased. As of June 30, 2003, obligations under the guarantees were approximately $2.5 million. Assets leased under agreements subject to residual value guarantees are typically for a period ranging from 2 years to 10 years. Historically, payments under the guarantee have not been made by the Company as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, the Company believes the likelihood of requiring payment under the guarantee is remote.

     As of June 30, 2003, ACE did not have material obligations assumed under guarantees issued or modified after December 31, 2002 which were required to be recognized as a liability on its consolidated balance sheets.

New Accounting Standards

     In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149 entitled "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 for certain interpretive guidance issued by the Derivatives Implementation Group. SFAS No. 149 is effective after June 30, 2003, for contracts entered into or modified and for hedges designated after the effective date. The Company is in the process of assessing the provisions of SFAS No. 149 to determine its impact on the Company's financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (the Company's third quarter 2003 financial statements). This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity and will result in the Company's reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" balance being reclassified on its consolidated balance sheets to a liability classification. There will be no impact on the Company's results of operations from the implementation of this Statement.

(3) DEBT
During the quarter ended June 30, 2003, and subsequent thereto through August 7, 2003, ACE engaged in the following capital market transactions:
On June 2, 2003, ACE redeemed at maturity $30 million of 6.63% Medium-Term Notes.

     On July 29, 2003, Pepco Holdings, Pepco, DPL and ACE entered into (i) a three-year working capital credit facility with an aggregate credit limit of $550 million and (ii) a 364-day working capital credit facility with an aggregate credit limit of $550 million. Pepco Holdings' credit limit under these facilities is $700 million, and the credit limit of each of Pepco, DPL and ACE under these facilities is $300 million, except that the aggregate amount of credit utilized by Pepco, DPL and ACE at any given time under these facilities may not exceed $400 million. Funds borrowed under these facilities are available for general corporate purposes. Either credit facility also can be used as credit support for the commercial paper programs of the respective companies. These credit facilities replaced a $1.5 billion 364-day credit facility entered into on August 1, 2002.

(4) SEGMENT INFORMATION

     Conectiv's organizational structure and management reporting information is aligned with Conectiv's business segments, irrespective of the subsidiary, or subsidiaries, through which a business is conducted. Businesses are managed based on lines of business, not legal entity. Business segment information is not produced, or reported, on a subsidiary by subsidiary basis. Thus, as a Conectiv subsidiary, no business segment information (as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information") is available for ACE on a stand-alone basis.

(5) COMMITMENTS AND CONTINGENCIES
Rate Changes

     On February 3, 2003, ACE filed a petition with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution rates in New Jersey. The petition seeks a rate increase of approximately $68.4 million in electric delivery revenues, which equates to an increase in average total electricity rates of 6.9 percent overall. The filing requests a continuation of the currently authorized 12.5% ROE as well as the recovery of several regulatory assets, including carrying costs, over a four-year period. This is the first increase requested for electric distribution rates since 1991. ACE's Petition requested that this increase be made effective for service rendered on and after August 1, 2003. ACE cannot predict at this time the outcome of this filing, except that any change in rates relating to the filing will occur sometime after August 1, 2003.

Stranded Cost Determination and Securitization

     On January 31, 2003, ACE filed a petition with the NJBPU seeking an administrative determination of stranded costs associated with the B. L. England ("BLE") generating facility. The net after tax stranded costs included in the petition were approximately $151 million. An administrative determination of the stranded costs is needed due to the cancelled sale of the plant. On July 25, 2003 the NJBPU rendered an oral decision approving the administrative determination of stranded costs at a level of $149.5 million. As a result of this order, ACE reversed $10.0 million ($5.9 million after-tax) of previously accrued liability for possible disallowance of stranded costs. This credit to expense is classified as an extraordinary item in the Consolidated Statements of Earnings because the original accrual was part of an extraordinary charge resulting from the discontinuation of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" in conjunction with the deregulation of ACE's energy business in September 1999. It is anticipated that in the third quarter, the NJBPU will issue a ruling on ACE's request to securitize these stranded costs.

     On February 5, 2003, the NJBPU issued an order on its own initiative seeking input from ACE and the Ratepayer Advocate within 10 days as to whether and by how much to cut the 13% pre-tax return that ACE was then authorized to earn on BLE. ACE responded on February 18 with arguments that: 1) reduced costs to ratepayers could be achieved legally through timely approvals by the NJBPU of the stranded cost filing made by ACE on January 31, 2003, and a securitization filing made the week of February 10; and 2) it would be unlawful, perhaps unconstitutional, and a breach of settlement and prior orders for the NJBPU to deny a fair recovery on prudently incurred investment and to do so without evidentiary hearings or other due process. On April 21, 2003, the NJBPU issued an order making the return previously allowed on BLE interim, as of the date of the order, and directing that the issue of the appropriate return for BLE be included in the stranded cost proceeding. On July 25, 2003, the NJBPU voted to approve a pre-tax return reflecting a 9.75% Return on Equity for the period April 21, 2003 through August 1, 2003. The rate from August 1, 2003 through such time as ACE securitizes the stranded costs will be 5.25%, which the NJBPU represents as being approximately equivalent to the securitization rate. A written order had not been issued as of August 8, 2003.

     On February 14, 2003, ACE filed a Bondable Stranded Costs Rate Order Petition with the NJBPU. The petition requests authority to issue $160 million of Transition Bonds to finance the recovery of stranded costs associated with BLE and costs of issuances. This proceeding is related to the proceeding seeking an administrative determination of the stranded costs associated with BLE that was the subject of the July 25, 2003 NJBPU vote. The Company cannot predict at this time the outcome of these proceedings.

Restructuring Deferral

     On August 1, 2002, in accordance with the provisions of New Jersey's Electric Discount and Energy Competition Act (EDECA) and the NJBPU Final Decision and Order concerning the restructuring of ACE's electric utility business, ACE petitioned the NJBPU for the recovery of about $176.4 million in actual and projected deferred costs incurred by ACE over the four-year period August 1999 through July 31, 2003. The requested 8.4% increase was to recover those deferred costs over a new four-year period beginning August 1, 2003 and to reset rates so that there would be no under-recovery of costs embedded in ACE's rates on or after that date. ACE's recovery of the deferred costs is subject to review and approval by the NJBPU in accordance with EDECA. An Initial Decision by the Administrative Law Judge was rendered on June 3, 2003. The Initial Decision was consistent with the recommendations of the auditors hired by the NJBPU to audit ACE's deferral balances.

     On July 31, 2003, the NJBPU issued its Summary Order permitting ACE to begin collecting a portion of the deferred costs that were incurred as a result of EDECA and to reset rates to recover on-going costs incurred as a result of EDECA.

     The Summary Order approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003. The Summary Order also transferred to ACE's pending base case for further consideration approximately $25.4 million of the deferred balance. The Summary Order estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. Since the amounts included in this decision are based on estimates through July 31, 2003, the actual ending deferred cost balance will be subject to review and finalization by the NJPBU and ACE. The approved rates became effective on August 6, 2003. Based on analysis of the order and in accordance with prevailing accounting rules, ACE recorded a charge of $27.5 million ($16.3 million after-tax) during the second quarter of 2003. This charge is in addition to amounts previously accrued for disallowance. ACE believes the record does not justify the level of disallowance imposed by the NJBPU. ACE is awaiting the final written order from the NJBPU and is evaluating its options related to this decision. The NJBPU's action is not appealable until a final written order has been issued.

THIS PAGE LEFT INTENTIONALLY BLANK.

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC. STATEMENTS OF EARNINGS AND MEMBER'S EQUITY (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Millions of Dollars)
Operating Revenue
Utility	$10.1	$ -	$21.6	$ -
Operating Expenses
Amortization of bondable transition property	4.9	-	11.2	-
Interest expense	5.1	-	10.2	-
Servicing and administrative expenses	.1	-	.2	-
Total Operating Expenses	10.1	-	21.6	-
Operating Income	-	-	-	-

Income Tax Expense	-	-	-	-

Net Income	$ -	$ -	$ -	$ -

Member's equity, beginning of period	$ 2.2	$ -	$ 2.2	$ -

Net Income	-	-	-	-

Member's equity, end of period	$ 2.2	$ -	$ 2.2	$ -

The accompanying Notes are an integral part of these Financial Statements.

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC. BALANCE SHEETS (Unaudited at June 30, 2003)
ASSETS	June 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT ASSETS
Restricted funds held by trustee	$ 13.1	$ -
Transition bond charge receivable for Servicer	20.8	12.7
Total Current Assets	33.9	12.7
OTHER ASSETS
Bondable transition property, net	409.6	420.8
Deferred financing costs	6.8	6.9
Other	2.2	2.2
Total Other Assets	418.6	429.9
TOTAL ASSETS	$452.5	$442.6

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Interest accrued	$ 10.6	$ .7
Short term debt	24.1	14.4
Total Current Liabilities	34.7	15.1
LONG-TERM DEBT	415.6	425.3
MEMBER'S EQUITY	2.2	2.2
TOTAL LIABILITIES AND MEMBER'S EQUITY	$452.5	$442.6

The accompanying Notes are an integral part of these Financial Statements.

NOTES TO FINANCIAL STATEMENTS
ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC

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

     ACE Funding was organized for the sole purpose of purchasing and owning Bondable Transition Property (BTP), issuing transition bonds (Bonds) to fund the purchasing of BTP, pledging its interest in BTP and other collateral to the Trustee to collateralize the Bonds, and to perform activities that are necessary, suitable or convenient to accomplish these purposes. BTP represents the irrevocable right of ACE or its successor or assignee, to collect a non-bypassable transition bond charge (TBC) from customers pursuant to the bondable stranded costs rate order (BPU Financing Order), issued on September 20, 2002 by the New Jersey Board of Public Utilities (BPU) in accordance with the Electric Discount and Energy Competition Act enacted by the state of New Jersey in February 1999.

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

PEPCO HOLDINGS
OVERVIEW -- PEPCO

     Pepco is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Under settlements entered into with regulatory authorities in connection with the divestiture of its generation assets in 2000, Pepco is required to provide default electricity supply (referred to as "standard offer service") at specified rates to customers in Maryland until July 2004 and to customers in Washington, D.C. until February 2005, which supply it purchases from an affiliate of Mirant Corporation ("Mirant"). For the twelve months ended June 30, 2003, Pepco delivered 5.7 million megawatt hours to SOS customers in the District of Columbia and 10.3 million megawatt hours to SOS customers in Maryland. For this period total deliveries were 11.2 million megawatt hours in the District of Columbia and 15.4 million megawatt hours in Maryland.

     On April 29, 2003, the Maryland Public Service Commission approved a settlement in Phase 1 of Maryland Case No. 8908 under which Pepco will supply retail customers with standard offer service electricity at market prices, including a margin, after existing rate caps expire in July 2004. Under this settlement, Pepco will provide standard offer service to its Maryland residential customers from July 2004 through May 2008 and to its non-residential customers for periods of one to four years. Pepco will obtain power for this market rate standard offer service through a competitive wholesale bidding process. In the District of Columbia, under current law, Pepco will not provide standard offer service after the expiration of its current obligations in February 2005, unless the District of Columbia Public Service Commission determines that there are insufficient bids to provide standard offer service, in which case Pepco may be directed to provide such service.

Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant, formerly Southern Energy, Inc. As part of the asset purchase and sale agreement (the "Asset Purchase and Sale Agreement"), Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the "TPAs"). Under these agreements an affiliate of Mirant is obligated to supply Pepco with all of the capacity and energy needed to fulfill its standard offer service obligations in Maryland until July 2004 and in the District of Columbia until February 2005. The prices paid by Pepco under the TPAs consist of a $3.50 per megawatt hour capacity price and a $.50 per megawatt hour charge for certain ancillary services, and an energy payment price of $35.50 per megawatt hour during summer months (May 1 through September 30) and $25.30 per megawatt hour during winter months (October 1 through April 30) in Maryland and $40.00 per megawatt hour during summer months and $22.20 per megawatt hour during winter months in the District of Columbia. The average purchase price is approximately 3.4 cents per kilowatt hour. These rates result in payments to the Mirant affiliate that are lower than the revenues produced by the currently approved tariff rates that Pepco charges its customers for providing standard offer service, which average 4.1 cents per kilowatt hour. The difference in revenues is shared with customers pursuant to regulatory settlements.

     Under agreements with FirstEnergy Corp., formerly Ohio Edison ("FirstEnergy"), and Allegheny Energy, Inc., Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the "FirstEnergy PPA"). Under an agreement with Panda-Brandywine, L.P. ("Panda"), Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the "Panda PPA"). In each case, the purchase price is substantially in excess of current market prices. As a term of the Asset Purchase and Sale Agreement, Pepco, in connection with the sale of substantially all of its electricity generation assets to Mirant, entered into "back-to-back" agreements with Mirant. Under the agreements, Mirant is obligated to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs.

     On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Mirant is continuing to supply power to Pepco under the terms of the TPAs and is performing its contractual obligations to Pepco corresponding to Pepco's obligations under the PPAs (the "PPA-Related Obligations"). Retail prices paid by Pepco's standard offer service customers have not been affected by the bankruptcy filing. These retail prices can be changed only by order of the Maryland and the District of Columbia Public Service Commissions.

     Under bankruptcy law, a debtor may affirm or reject executory contracts. A rejection of an executory contract entitles the counterparty to file a claim as an unsecured creditor against the bankruptcy estate for damages incurred due to the rejection of the contract. Mirant has not informed Pepco and, to the knowledge of Pepco, has not otherwise stated that it intends to reject either of the TPAs or its PPA-Related Obligations. However, there is no assurance that Mirant will not seek to reject the agreements in the course of the bankruptcy proceedings.

     If Mirant were to attempt to reject either of the TPAs or its PPA-Related Obligations, Pepco intends to exercise all available legal remedies and vigorously oppose any actions that could adversely affect Pepco's rights under its agreements with Mirant. While Pepco believes that it has substantial legal bases to oppose any attempt at rejection of the agreements, the outcome of the bankruptcy proceeding cannot be predicted with any degree of certainty. Pepco intends to be actively involved in the bankruptcy proceeding to protect the interests of its customers and shareholders. If Mirant were to fail to fulfill its obligations under the TPAs, Pepco would be required to replace the electricity supply under the TPAs, likely through one or more supply contracts supplemented by spot market purchases. Pepco is confident that it would have alternative sources of supply sufficient to fulfill its standard offer service obligations to customers in Washington, D.C. and Maryland.

     To evaluate the potential financial impact of the Mirant bankruptcy, Pepco has prepared the following estimates of its exposure if Mirant successfully rejected the TPAs and its PPA-Related Obligations as of September 1, 2003. These estimates are based on current spot market prices and forward price estimates for energy and capacity, and on current percentages of service territory load served by competitive suppliers and by standard offer service and do not include financing costs, all of which could be subject to significant fluctuation. These estimates do not take into account alternative supply arrangements that might be entered into by Pepco that could mitigate the losses that might otherwise be incurred. They also assume no recovery on either the bankruptcy claims or regulatory recovery of costs, which would also mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recovery. Based on these assumptions, Pepco estimates that its pre-tax exposure, representing the loss of the benefit of the contracts to Pepco is as follows:

•

Pepco estimates that it would cost approximately $45 million for the remainder of 2003, $95 million in 2004 and $10 million in 2005 to replace, at an assumed purchase price of approximately 4.7 cents per kilowatt hour, the electricity required to supply Pepco's standard offer service obligations in Maryland and the District of Columbia for the remainder of the respective terms of the TPAs (until July 2004 in Maryland and until February 2005 in the District of Columbia). These figures reflect that under the terms of its regulatory settlements in Maryland and the District of Columbia the gains that Pepco realizes from the sale of standard offer service are shared with its customers.

•

If Pepco were required to purchase capacity and energy from FirstEnergy at the rates provided in the PPA (with an average price per kilowatt hour of approximately 5.5 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 3.9 cents per kilowatt hour, Pepco estimates that it would cost approximately $25 million for the remainder of 2003, $75 million in 2004 and $65 million in 2005, the last year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda at the rates provided in the PPA (with an average price per kilowatt hour of approximately 12.2 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 6.4 cents per kilowatt hour, Pepco estimates that it would cost approximately $15 million for the remainder of 2003, $40 million in 2004 and $35 million in 2005 and approximately $35 million to $40 million annually thereafter through the 2021 contract termination date. For a discussion of a separate dispute with Panda regarding this agreement, see Part II, Item I, Legal Proceedings. Any potential liability in the Panda litigation would be encompassed within the estimated loss discussed above.

•

In connection with the sale of substantially all of its generation assets to Mirant, Pepco, as a term of the Asset Purchase and Sale Agreement, assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. ("SMECO") under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating station. In the event Mirant successfully rejects this agreement, Pepco would be responsible to SMECO for the performance of the agreement. The agreement remains in effect through 2015 and the capacity payment to SMECO is approximately $5.5 million annually. The estimated cost to Pepco, net of estimated capacity and energy revenues, would be approximately $1 million for the remainder of 2003, $3 million in 2004 and $2 million annually thereafter through 2015.

Based on the foregoing assumptions, Pepco estimates that its pre-tax exposure aggregates approximately $700 million on a net present value basis (based on a discount rate of 7.5 percent).

     If Mirant were to successfully reject any or all of the contracts, the ability of Pepco to recover damages from the Mirant bankruptcy estate would depend on the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to make a prediction regarding the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate. However, if Mirant successfully rejects the TPAs and Pepco's full claim is not paid by Mirant's bankruptcy estate, Pepco may seek authority from the Maryland and District of Columbia Public Service Commissions to recover these costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers.

     In view of the foregoing, the consequences of a successful rejection by Mirant of one or more of the TPAs and its PPA-Related Obligations could have a material adverse effect on Pepco Holdings' and Pepco's results of operations. However, Pepco Holdings currently does not believe that a rejection by Mirant of one or more of the contracts would have a material adverse effect on its financial condition.

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

New Accounting Standards

     In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149 entitled "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 for certain interpretive guidance issued by the Derivatives Implementation Group. SFAS No. 149 is effective after June 30, 2003, for contracts entered into or modified and for hedges designated after the effective date. The Company is in the process of assessing the provisions of SFAS No. 149 to determine its impact on the Company's financial condition and results of operations.

     In May 2003, the FASB issued SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (the Company's third quarter 2003 financial statements). This Statement establishes standards for how an issuer classifies and measures in its statement of financial condition certain financial instruments with characteristics of both liabilities and equity and will result in the Company's reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" on its consolidated balance sheets to a liability classification. There will be no impact on the Company's results of operations from the implementation of this Statement.

CONSOLIDATED RESULTS OF OPERATIONS
LACK OF COMPARABILITY OF OPERATING RESULTS WITH PRIOR PERIODS

     The accompanying results of operations for the three and six months ended June 30, 2003 include Pepco Holdings and its subsidiaries' results. However, the results of operations for the corresponding 2002 periods, as previously reported by Pepco, include only the consolidated operations of Pepco and its pre-merger subsidiaries. Accordingly, due to the application of the purchase method of accounting that was used to record the merger transaction, Pepco Holdings' results of operations for the three and six months ended June 30, 2003, are not comparable to the corresponding 2002 amounts.

OPERATING REVENUE
Results for Three Months Ended June 30, 2003 Compared to June 30, 2002

     Total consolidated operating revenue for the three months ended June 30, 2003, was $1,698.4 million compared to $581.2 million for the comparable period in 2002. Intercompany revenue has been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$ 370.1	$390.8	$(20.7)
Conectiv Power Delivery	540.7	-	540.7
Conectiv Energy	523.4	-	523.4
Pepco Energy Services	230.8	170.9	59.9
Other Non-Regulated	33.4	19.5	13.9
Total	$1,698.4	$581.2

     The decrease in Pepco's operating revenue during the second quarter of 2003 was primarily due to a $11.2 million decrease in delivery revenue (revenue Pepco receives for delivering energy to its customers) and a $7.9 million decrease in SOS revenue (revenue Pepco receives for the procurement of energy by Pepco for its customers). These decreases resulted from unusually cool weather during the second quarter. Cooling degree days decreased by 37.2% and delivered kilowatt-hour sales decreased by approximately 4.6% in the second quarter of 2003. Additionally, other revenue decreased $1.6 million primarily due to lower amounts of capacity (MWs) available to sell, lower capacity market rates, and restructuring in the PJM market.

     Pepco's retail access to a competitive market for generation services was made available to all Maryland customers on July 1, 2000 and to D.C. customers on January 1, 2001. At June 30, 2003, 17% of Pepco's Maryland customers and 12% of its D.C. customers have chosen alternate suppliers. These customers accounted for 1,009 megawatts of load in Maryland (of Pepco's total load of 3,439) and 1,031 megawatts of load in D.C. (of Pepco's total load of 2,269). At June 30, 2002, 15% of Pepco's Maryland customers and 10% of its D.C. customers had chosen alternate suppliers. These customers accounted for 1,108 megawatts of load in Maryland (of Pepco's total load of 3,369) and 1,163 megawatts of load in D.C. (of Pepco's total load of 2,326).

The amounts for Conectiv Power Delivery and Conectiv Energy represent their post-merger operations for the second quarter of 2003.

     The increase in Pepco Energy Services' operating revenue during the 2003 quarter primarily resulted from growth in its retail commodity business for sales of electricity and natural gas due to higher volume and prices which resulted from cold weather conditions.

     The increase in Other Non-Regulated operating revenue during the second quarter of 2003 was primarily due to higher lease portfolio revenue of approximately $7.2 million derived from new energy leveraged leases entered into during 2002.

Results for Six Months Ended June 30, 2003 Compared to June 30, 2002

     Total consolidated operating revenue for the six months ended June 30, 2003, was $3,627.1 million compared to $1,070.0 million for the comparable period in 2002. Intercompany revenue has been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$ 703.5	$ 706.9	$ (3.4)
Conectiv Power Delivery	1,181.6	-	1,181.6
Conectiv Energy	1,134.6	-	1,134.6
Pepco Energy Services	545.1	317.7	227.4
Other Non-Regulated	62.3	45.4	16.9
Total	$3,627.1	$1,070.0
The decrease in Pepco's operating revenue for the six months ended June 30, 2003, resulted from the following:

     Delivery revenue increased $4.7 million for the six month period in 2003. This increase primarily resulted from an increase of $15.9 million from unusually cold weather during the first quarter of 2003, as delivered kilowatt-hour sales increased by approximately 11.6%. This increase was partially offset by a decrease in delivery revenue of $11.2 million in the second quarter of 2003 due to unusually cool weather, as delivered kilowatt-hour sales decreased by approximately 4.6%.

     SOS revenue decreased $1.2 million for this six month period in 2003. The decrease primarily resulted from a decline in revenue of approximately $7.9 million from unusually cool weather during the second quarter of 2003, as cooling degree days decreased by 37.2%. This decrease was partially offset by a $6.6 million increase in revenues during the first quarter of 2003 from unusually cold weather, as heating degree days increased 31.7%.

Other revenue decreased by $6.9 million primarily as a result of a $4.6 million lower amount of capacity available to sell, lower capacity market rates, and restructuring in the PJM market.

     The amounts for Conectiv Power Delivery and Conectiv Energy represented their post-merger operations for the first six months of 2003. During the first six months of 2003, Conectiv Energy had a loss of $85.1 million, which included the impact of a $65.7 million loss on the cancellation of a combustion turbine contract. Conectiv Energy's loss, excluding the CT cancellations, was primarily due to net trading losses that resulted from a dramatic rise in natural gas futures prices during February 2003. Pepco Holdings had previously reported a net trading loss of $20 million for February in the Form 8-K dated March 3, 2003. The additional net after-tax trading losses of approximately $6 million were incurred in January. The net trading loss of approximately $26.6 million is partially offset by an after-tax gain of $15 million on the sale of a purchase power contract in February 2003. In response to the trading losses, in early March 2003, Pepco Holdings ceased all proprietary trading activities.

     The increase in Pepco Energy Services' operating revenue during the first six months of 2003 primarily resulted from growth in its retail commodity business for sales of electricity and natural gas due to higher volume and prices which resulted from cold weather conditions.

     The increase in Other Non-Regulated operating revenue during the 2003 six month period was principally due to higher lease portfolio revenue of approximately $12.9 million derived from new energy leveraged leases entered into during 2002.

OPERATING EXPENSES
Results for Three Months Ended June 30, 2003 Compared to June 30, 2002

     Total consolidated operating expenses for the three months ended June 30, 2003, were $1,559.1 million compared to $481.8 million for 2002. Intercompany expenses have been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$ 307.1	$303.9	$ 3.2
Conectiv Power Delivery	354.6	-	354.6
Conectiv Energy	656.7	-	656.7
Pepco Energy Services	230.9	166.5	64.4
Other Non-Regulated	7.5	11.4	(3.9)
Corporate and Other	2.3	-	2.3
Total	$1,559.1	$481.8

     The increase in Pepco's operating expense during the second quarter primarily results from an increase of $6.4 million in other O&M expenses (due to $4.8 million higher pension costs and $.5 million higher OPEB expenses) and increases of $3.7 million in software amortization expense and approximately $2.6 million in depreciation expense related to non-utility assets. These increases were partially offset by $5.7 million lower SOS costs resulting from lower SOS sales during the second quarter and a decrease of approximately $3.8 million in other taxes.

The amounts for Conectiv Power Delivery and Conectiv Energy represent their post-merger operations for the second quarter of 2003.

     The increase in Pepco Energy Services' operating expenses during the 2003 quarter is attributable to growth in its retail commodity business which resulted from higher volume and prices caused by cold weather conditions.

The decrease in Other Non-Regulated operating expenses during the 2003 quarter is principally due to reduced operating expenses related to reduced activity at PCI.
"Corporate and Other" primarily includes unallocated Pepco Holdings' operating expenses.

Results for Six Months Ended June 30, 2003 Compared to June 30, 2002

     Total consolidated operating expenses for the six months ended June 30, 2003, were $3,448.7 million compared to $908.2 million for 2002. Intercompany expenses have been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$ 591.3	$567.9	$ 23.4
Conectiv Power Delivery	768.5	-	768.5
Conectiv Energy	1,578.5	-	1,578.5
Pepco Energy Services	550.9	317.1	233.8
Other Non-Regulated	20.6	23.2	(2.6)
Corporate and Other	(61.1)	-	(61.1)
Total	$3,448.7	$908.2

     The increase in Pepco's operating expense during the six months ended June 30, 2003 primarily results from an increase of $14.4 million in other O&M expenses primarily due to $9.5 million higher pension costs and $1.0 million higher OPEB expenses. Additionally, there was a $7.4 million increase in software amortization and a $4.5 million increase in depreciation on non-utility assets. These increases were partially offset by $4.3 million lower taxes (primarily property taxes) and $3.7 million lower SOS costs associated with lower SOS sales.

     The amounts for Conectiv Power Delivery and Conectiv Energy represent their post-merger operations for the six months of 2003. Additionally, due to uncertainty in the energy markets, and current levels of capacity reserves within PJM, Conectiv cancelled an order for four GE combustion turbines in the first quarter of 2003. As a result, during the first quarter of 2003 Pepco Holdings recognized a net pre-tax write-off of $52.8 million ($31.1 million after-tax).

     The increase in Pepco Energy Services' operating expenses during the 2003 six month period is attributable to growth in its retail commodity business which resulted from higher volume and prices caused by cold weather conditions.

The decrease in Other Non-Regulated operating expenses during the six month 2003 period is principally due to reduced operating expenses related to reduced activity at PCI.

     "Corporate and Other" primarily includes the purchase accounting adjustment of $57.9 million before tax ($34.6 million after tax) related to a loss on CT contract cancellation. Additionally, this amount includes the unallocated Pepco Holdings' operating expenses.

OTHER INCOME (EXPENSES)
Results for Three Months Ended June 30, 2003 Compared to June 30, 2002

     Total consolidated other (expenses), which primarily consists of dividend and interest income and interest expense, for the three months ended June 30, 2003, were $(76.0) million compared to ($25.0) million for 2002. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$(16.2)	$(18.0)	$ 1.8
Conectiv Power Delivery	(18.5)	-	(18.5)
Conectiv Energy	(4.4)	-	(4.4)
Pepco Energy Services	3.2	.4	2.8
Other Non-Regulated	(11.2)	(7.4)	(3.8)
Corporate and Other	(28.9)	-	(28.9)
Total	$(76.0)	$(25.0)
The amounts for Conectiv Power Delivery and Conectiv Energy represent their post-merger operations for the second quarter of 2003.
The increase in Pepco Energy Services' other income during this period primarily resulted from increased earnings from an investment accounted for under the equity method.

     The increase in Other Non-Regulated other (expenses) during the 2003 quarter primarily resulted from increased capital costs of approximately $3.1 million due to new energy leveraged lease investments entered into during 2002.

"Corporate and Other" in 2003 primarily represents unallocated Pepco Holdings' capital costs, such as the acquisition financing.
Results for Six Months Ended June 30, 2003 Compared to June 30, 2002

     Total consolidated other (expenses), which primarily consists of interest income and interest expense, for the six months ended June 30, 2003, were $(155.4) million compared to ($49.5) million for 2002. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$(33.2)	$(34.5)	$ 1.3
Conectiv Power Delivery	(37.6)	-	(37.6)
Conectiv Energy	(8.3)	-	(8.3)
Pepco Energy Services	3.3	.9	2.4
Other Non-Regulated	(24.6)	(15.9)	(8.7)
Corporate and Other	(55.0)	-	(55.0)
Total	$(155.4)	$(49.5)
The amounts for Conectiv Power Delivery and Conectiv Energy represent their post-merger operations for the first six months of 2003.
The increase in Pepco Energy Services' other income during this period primarily resulted from increased earnings from an investment accounted for under the equity method.

     The increase in Other Non-Regulated other (expenses) during the first six months of 2003 primarily resulted from increased capital costs of approximately $6.5 million due to new energy leveraged lease investments entered into during 2002.

"Corporate and Other" in 2003 primarily represents unallocated Pepco Holdings' capital costs, such as the acquisition financing.
INCOME TAX EXPENSE (BENEFIT)
Results for Three Months Ended June 30, 2003 Compared to June 30, 2002
Total consolidated income tax expense for the three months ended June 30, 2003, was $20.4 million compared to $25.1 million for 2002. A detail of these amounts is as follows:
	2003	2002	Change
Pepco	$17.2	$24.5	$(7.3)
Conectiv Power Delivery	7.3	-	7.3
Conectiv Energy	4.5	-	4.5
Pepco Energy Services	0.4	1.7	(1.3)
Other Non-Regulated	0.1	(1.1)	1.2
Corporate and Other	(9.1)	-	(9.1)
Total	$20.4	$25.1
The decrease in Pepco's income tax expense during the second quarter of 2003 primarily results from lower net income due to lower sales.
The amounts for Conectiv Power Delivery and Conectiv Energy represent their post-merger operations for the second quarter of 2003.
"Corporate and Other" primarily includes the tax effect of unallocated Pepco Holdings' operating expense such as capital costs related to the acquisition financing.
Results for Six Months Ended June 30, 2003 Compared to June 30, 2002
Total consolidated income tax benefit for the six months ended June 30, 2003, was $1.6 million compared to an expense of $36.2 million for 2002. A detail of these amounts is as follows:
	2003	2002	Change
Pepco	$29.8	$37.2	$ (7.4)
Conectiv Power Delivery	27.4	-	27.4
Conectiv Energy	(58.9)	-	(58.9)
Pepco Energy Services	(2.3)	.5	(2.8)
Other Non-Regulated	1.0	(1.5)	2.5
Corporate and Other	1.4	-	1.4
Total	$(1.6)	$36.2
The decrease in Pepco's income tax expense during the six months ended June 30, 2003 primarily results from lower net income due to higher pension and OPEB expenses.
The amounts for Conectiv Power Delivery and Conectiv Energy represent their post-merger operations for the six months of 2003.
The decrease in Pepco Energy Services' income tax expense for the six month period primarily resulted from reduced pre-tax earnings.
The increase in Other Non-Regulated income tax expense during the first six months of 2003 was primarily due to increased pre-tax earnings.
"Corporate and Other" primarily includes the tax effect of unallocated Pepco Holdings' operating expense such as capital costs related to the acquisition financing.
EXTRAORDINARY ITEM

     On July 25, the New Jersey Board of Public Utilities (NJBPU) approved the determination of stranded costs related to ACE's January 31 petition relating to its B.L. England generating facility. The NJBPU approved recovery of $149.5 million. As a result of the order, ACE reversed $10 million of accruals for the three and six months ended June 30 for the possible disallowances related to these stranded costs. The credit to income of $5.9 million is classified as an extraordinary gain in Pepco Holdings' financial statements, since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999.

CAPITAL RESOURCES AND LIQUIDITY
Sources of Liquidity

     Pepco Holdings and its subsidiaries rely on access to the bank and capital markets as the primary sources of liquidity not satisfied by cash provided by its subsidiaries' operations. The ability of Pepco Holdings and its subsidiaries to borrow funds or issue securities, and the associated financing costs, are affected by the credit ratings of the issuing company. Due to $355 million of cash provided by operating activities, $279.2 million of cash used by investing activities, and $59 million of cash used by financing activities, cash and cash equivalents increased by $16.8 million during the six months ended June 30, 2003 to $99.3 million.

     PCI maintains a $150 million marketable securities portfolio to satisfy a financial covenant on previously issued Medium-Term Notes (MTN). The last MTN subject to this covenant matures in November 2003, at which time PCI will be able to sell its marketable securities portfolio. In addition, on July 24, 2003, PCI announced that it is planning to sell its ownership of Edison Place - the headquarters office building of Pepco Holdings and Pepco. The current, long-term Pepco lease in the building will remain in place as part of the terms of the sale. PCI expects to conclude the sale by the end of 2003. Upon closing the sale, PCI currently estimates generating in excess of $100 million in cash.

Working Capital

     At June 30, 2003, Pepco Holdings' current assets on a consolidated basis totaled $1.7 billion, whereas current liabilities totaled $2.4 billion. Current liabilities include $.5 billion in long-term debt due within one year and an additional $.6 billion of short-term debt incurred by Pepco Holdings and its subsidiaries as follows:

	As of June 30, 2003 ($ in Millions)
Type	PHI	Pepco	DPL	ACE	ACE Funding	Conectiv Energy	PCI	Conectiv	Pepco Holdings Consolidated
Variable Rate Demand Bonds	$ -	$ -	$104.8	$22.6	$ -	$ 31.0	$ -	$ -	$ 158.4
Current Portion of Long-Term Debt	-	190.0	87.5	9.1	24.1	-	147.0	50.0	507.7
Construction Revolver	-	-	-	-	-	272.2	-	-	272.2
Commercial Paper	155.5	24.8	-	11.0	-	-		-	191.3
Total	$155.5	$214.8	$192.3	$42.7	$24.1	$303.2	$147.0	$50.0	$1,129.6
	As of December 31, 2002 ($ in Millions)
Type	PHI	Pepco	DPL	ACE	ACE Funding	Conectiv Energy	PCI	Conectiv	Pepco Holdings Consolidated
Variable Rate Demand Bonds	$ -	$ -	$ 104.8	$22.6	$ -	$ 31.0	$ -	$ -	$ 158.4
Current Portion of Long-Term Debt	-	50.0	87.2	70.1	14.5	-	134.5	50.0	406.3
Construction Revolver	-	-	-	-	-	161.8	-	-	161.8
Floating Rate Note	-	-	-	-	-	-	-	200.0	200.0
Commercial Paper	410.9	40.0	-	-	-	-	-	-	450.9
Total	$410.9	$90.0	$192.0	$92.7	$14.5	$192.8	$134.5	$250.0	$1,377.4

     Pepco Holdings maintains a commercial paper program of up to $700 million. Pepco, DPL, and ACE have up to $300 million, up to $275 million, and up to $250 million commercial paper programs, respectively.

     On July 29, 2003, Pepco Holdings, Pepco, DPL and ACE entered into (i) a three-year working capital credit facility with an aggregate credit limit of $550 million and (ii) a 364-day working capital credit facility with an aggregate credit limit of $550 million. Pepco Holdings' credit limit under these facilities is $700 million, and the credit limit of each of Pepco, DPL and ACE under these facilities is $300 million, except that the aggregate amount of credit utilized by Pepco, DPL and ACE at any given time under these facilities may not exceed $400 million. Funds borrowed under these facilities are available for general corporate purposes. Either credit facility also can be used as credit support for the commercial paper programs of the respective companies. These credit facilities replaced a $1.5 billion 364-day credit facility entered into on August 1, 2002.

     The ability of the companies to borrow under the facilities and the availability of the facilities to support the issuance of commercial paper is subject to customary terms and conditions, including the requirement that each credit extension, together with other credit extensions outstanding under the facility, must not exceed such company's borrowing authority as allowed by all applicable governmental and regulatory authorities, and to the continuing accuracy of the representation and warranty that there has been no change in the business, property, financial condition or results of operations of the borrowing company and its subsidiaries since December 31, 2002 (except as disclosed in such company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2003) that could reasonably be expected to have a material adverse effect on the business, property, financial condition or results of operations of such company and its subsidiaries taken as a whole.

PUHCA Restrictions

     Because Pepco Holdings is a public utility holding company registered under PUHCA, it must obtain SEC approval to issue securities. PUHCA also prohibits Pepco Holdings from borrowing from its subsidiaries. Under an SEC Financing Order dated July 31, 2002 (the "Financing Order"), Pepco Holdings is authorized to issue equity, preferred securities and debt securities in an aggregate amount not to exceed $3.5 billion through an authorization period ending June 30, 2005, subject to a ceiling on the effective cost of such funds. The external financing limit includes a short-term debt limitation of $2.5 billion, also subject to a ceiling on the effective cost of such funds. Pepco Holdings is also authorized to enter into guarantees to third parties or otherwise provide credit support with respect to obligations of its subsidiaries for up to $3.5 billion.

     The Financing Order requires that, in order to issue debt or equity securities, including commercial paper, Pepco Holdings must maintain a ratio of common stock equity to total capitalization (consisting of common stock, preferred stock, if any, long-term debt and short-term debt) of at least 30 percent. At June 30, 2003, Pepco Holdings' common equity ratio was 31.1 percent, or approximately $147.5 million in excess of the 30 percent threshold. The Financing Order also requires that all rated securities issued by Pepco Holdings be rated "investment grade" by at least one nationally recognized rating agency. Accordingly, if Pepco Holdings' common equity ratio were less than 30 percent or if no nationally recognized rating agency rated a security investment grade, Pepco Holdings could not issue the security without first obtaining from the SEC an amendment to the Financing Order.

     If an amendment to the Financing Order is required to enable Pepco Holdings or any of its subsidiaries to effect a financing, there is no certainty that such an amendment could be obtained, as to the terms and conditions on which an amendment could be obtained or as to the timing of SEC action. The failure to obtain timely relief from the SEC, in such circumstances, could have a material adverse effect on the financial condition of Pepco Holdings and its subsidiaries.

The foregoing financing limitations also generally apply to Pepco, Conectiv, DPL, ACE and certain other Pepco Holdings' subsidiaries.
Financing Activities
During the quarter ended June 30, 2003 and subsequent thereto through August 7, 2003, Pepco Holdings and its subsidiaries engaged in the following capital market transactions:
On May 1, 2003, DPL redeemed $32 million of 8.15% First Mortgage Bonds due October 1, 2015.
On May 20, 2003, Pepco purchased on the open market $15 million of 7% Medium-Term Notes due January 15, 2024.

     On May 29, 2003, Pepco Holdings issued $400 million of notes. $200 million were issued at a fixed rate of 4% due May 15, 2010 and $200 million were issued at a floating rate (3 month LIBOR plus 80 basis points) due November 15, 2004. Proceeds were used to pay down Pepco Holdings commercial paper.

On June 2, 2003, Conectiv redeemed at maturity $50 million of 6.73% series Medium-Term Notes.
On June 2, 2003, DPL redeemed at maturity $2.2 million of 6.95% First Mortgage Bonds.
On June 2, 2003, ACE redeemed at maturity $30 million of 6.63% Medium Term Notes.
On July 1, 2003, DPL redeemed at maturity $85 million of 6.4% First Mortgage Bonds.
On July 21, 2003, Pepco redeemed the following First Mortgage Bonds: $40 million of 7.5% series due March 15, 2028 and $100 million of 7.25% series due July 1, 2023.

     PCI redeemed the following Medium Term-Notes at maturity: on April 1, 2003, $10 million of its 6.5% Series; on June 2, 2003, $3.5 million of its 7.38% Series; on June 18, 2003, $1 million of its 7.3% Series; on July 15, 2003, $5 million of its 7.04% Series and on July 28, 2003; $7 million of its 7% Series.

     On August 1, 2003 Pepco mailed official notice to the holders of its Serial Preferred Stock, $3.40 Series of 1992 for mandatory sinking fund redemption on September 1, 2003 of 50,000 shares at par value of $50.00 per share.

     In September 2002, Pepco Holdings issued in a private placement $1.5 billion of notes. In connection with the sale of the notes, Pepco Holdings agreed to cause an exchange offer for the notes to be completed no later than June 3, 2003. By May 22, 2003, all of the exchange notes were issued and all of the original notes were tendered.

     On August 7, 2003 on behalf of DPL, the Delaware Economic Development Authority issued $33.2 million of long-term bonds and loaned the proceeds to DPL. The bonds issued included $15.0 million of variable rate Exempt Facilities Refunding Revenue Bonds, Series A due August 1, 2038, and $18.2 million of 3.15% Pollution Control Refunding Revenue Bonds, Series B due February 1, 2023. The Series B bonds are subject to mandatory tender on August 1, 2008. All or a portion of the tendered bonds may be redeemed and/or remarketed. After August 1, 2008, the bonds may bear interest at a variable rate or fixed rate and may be subject to optional redemption prior to maturity, as provided for in the indenture for the bonds. On September 15, 2003, DPL will use the proceeds to redeem $33.2 million of bonds outstanding, as follows: $15.0 million of 6.05% bonds, due June 1, 2032, and $18.2 million of 5.90% bonds, due June 1, 2021.

Effect of Mirant Bankruptcy on Liquidity

     As more fully described in the "Overview - Pepco" section, Pepco Holdings currently estimates that if Mirant were successfully to reject contractual obligations it has with Pepco, Pepco could incur certain pre-tax losses over the remaining terms of the respective agreements. These estimates are based on current spot market prices and forward price estimates for energy and capacity, and on current percentages of service territory load served by competitive suppliers and by standard offer service and do not include financing costs, all of which could be subject to significant fluctuation. These estimates do not take into account alternative supply arrangements that might be entered into by Pepco that could mitigate the losses that might otherwise be incurred. They also assume no recovery on either the bankruptcy claims or regulatory recovery of costs, which would also mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recovery. Applying the assumptions discussed above under "Relationship with Mirant Corporation," the estimated effect on Pepco Holdings' cash position as a result of a rejection as of September 1, 2003, for the balance of 2003, 2004 and 2005 would be as follows ($ in Millions):

	2003 (Sept. - Dec.)	2004	2005
TPAs	$(45)	$ (95)	$ (10)
FirstEnergy PPA	$(25)	$ (75)	$ (65)
Panda PPA	$(15)	$ (40)	$ (35)
SMECO	$ (1)	$ (3)	$ (2)
Total	$(86)	$(213)	$(112)

     Pepco Holdings believes that in the event of the rejection by Mirant of one or more of the contracts, it will be able to fund the additional costs with internally generated funds, including the estimated proceeds from the sale of its headquarters office building, Edison Place. Currently, Pepco Holdings projects, before taking into account the sale of Edison Place, it would internally generate cash, after dividends, over the 2003 to 2007 period of approximately $1 billion. Pepco Holdings and its subsidiaries also have in place credit facilities, of $1.1 billion, subject to the conditions described above under "Working Capital," and anticipate that they also will be able to access the commercial paper market to meet their liquidity needs. In this regard, Pepco Holdings anticipates that it will continue to satisfy the borrowing conditions set forth in the SEC Financing Order.

     Accordingly, while a successful rejection by Mirant of one or more of the contracts could have a material adverse effect on results of operations, Pepco Holdings believes that Pepco Holdings and its subsidiaries currently have sufficient cash flow and borrowing capacity under their credit facilities and in the capital markets to be able to satisfy the additional cash requirements. Therefore, Pepco Holdings does not anticipate that a rejection of one or more of the contracts would impair the ability of Pepco Holdings and its subsidiaries to fulfill their contractual obligations or to fund projected capital expenditures. On this basis, Pepco Holdings currently does not believe that a rejection by Mirant of one or more of the contracts would have a material adverse effect on its financial condition.

Shareholder Dividend Reinvestment Plan and Employee Benefit Plans

    Under The Pepco Holdings' Shareholder Dividend Reinvestment Plan and under various employee benefit plans of Pepco Holdings and its subsidiaries, Pepco Holdings can satisfy its obligations to supply Pepco Holdings common stock for the plans either by selling newly issued shares to the plans or by contributing cash that the plan administrators then use to purchase common stock in the open market. From January 1, 2003, to June 30, 2003, Pepco Holdings issued an aggregate of approximately 844,800 shares of its common stock to fund its obligations under the plans.

Construction Expenditures

     Pepco Holdings' construction expenditures totaled $300.1 million for the six months ended June 30, 2003. For the five-year period 2003 through 2007, construction expenditures are projected to total approximately $2.2 billion, of which approximately $1.7 billion is related to the Power Delivery segments. Pepco Holdings expects to fund these expenditures through internally generated cash from the power delivery businesses and further drawdowns on the construction revolver for Conectiv Bethlehem to complete the mid-merit buildout.

COMMITTEE OF CHIEF RISK OFFICERS RECOMMENDED RISK MANAGEMENT DISCLOSURES

     The following tables present the combined risk management disclosures of Conectiv Energy and Pepco Energy Services for the six months ended June 30, 2003. Forward-looking data represents 100% of the combined positions of Conectiv Energy and Pepco Energy Services.

Table 1
Statement of Competitive Energy Gross Margin For the Six Months Ended June 30, 2003 (Dollars in Millions)
Mark to Market Activities	Proprietary Trading (1)	Other Energy Commodity (2)	Non-Commodity Energy (3)	Total
Unrealized Marked-to-market ("MTM") Gain (Loss)
Unrealized gain (loss) at inception	$ -	$ -	$ -	$ -
Changes in unrealized fair value prior to settlements	(66.4)	22.4	-	(44.0)
Changes in valuation techniques and assumptions	-	-	-	-
Reclassification to realized at settlement of contracts	82.6	(8.7)	-	73.9
Total changes in unrealized fair value	16.2	13.7	-	29.9
Realized Net Settlement of Transactions Subject to MTM	(82.6)	8.7	-	(73.9)
Total (Loss) Gain on MTM activities	(66.4)	22.4	-	(44.0)
Transaction-related expenses associated with MTM activity	(0.4)	(6.5)	-	(6.9)
Total MTM activities gross margin (4)	(66.8)	15.9	-	(50.9)
Accrual Activities
Accrual activities revenues	N/A	2,083.4	72.4	2,155.8
Hedge losses reclassified from OCI	N/A	(19.4)	-	(19.4)
Cash flow hedge ineffectiveness recorded in income statement	N/A	0.2	-	0.2
Total revenue-accrual activities revenues	N/A	2,064.2	72.4	2,136.6
Fuel and Purchased Power	N/A	(1,979.0)	(11.4)	(1,990.4)
Hedges of fuel and purchased power reclassified from OCI	N/A	10.0	-	10.0
Cash flow hedge ineffectiveness recorded in income statement	N/A	(0.7)	-	(0.7)
Other transaction-related expenses	N/A	-	(39.5)	(39.5)
Total accrual activities gross margin	N/A	94.5	21.5	116.0
Total Gross Margin	$(66.8)	$ 110.4	$ 21.5	$ 65.1
Notes:

(1) Includes all contracts held for trading. Contracts that are marked-to-market through earnings SFAS No. 133 have been reclassified to "Other Energy Commodity" if their purpose was not speculative. The arbitrage activities and interpool and intrapool short term transactions of the 24-Hour Power Desk which were formerly reported under "Proprietary Trading," have been retroactively moved to "Other Unregulated Contracts." Also $4.2 million of gross margin has been reclassified out of Proprietary Trading related to the 24-Hour Power desk from the first quarter of 2003.

(2) Includes Generation LOB, Provider of Last Resort services, origination business, and miscellaneous wholesale and retail commodity sales. As of the second quarter of 2003, this category also includes the arbitrage activities of the 24-Hour Power Desk and any other activities marked-to-market through the Income Statement under SFAS No. 133 that are not proprietary trading.

(3) Includes Conectiv Thermal, Conectiv Operating Services Company, and Pepco Energy Services' energy-efficiency and other services business.

(4) Conectiv Energy's proprietary trading experienced the majority of the $66.8 million negative gross margin in the month of February during an extreme run-up in natural gas prices. Conectiv Energy also sold a purchased power contract in February that was positively affected by the commodity price run-up. The pre-tax gain on the sale of this contract was $24.7 million, and the gain is included in the accrual section of the Other Energy Commodity column above because of the contract's classification as a normal purchase. The tax-effected gross margin for February 2003 Trading was approximately ($35 million) and the tax-effected gain on the long-term power contract was approximately $15 million. The net of these numbers is the ($20 million) reported in the Form 8-K dated March 3, 2003. Most of the remaining loss occurred in January 2003.

Table 2
Roll-forward of Mark-to-Market Energy Contract Net Assets For the Six Months Ended June 30, 2003 (Dollars are Pre-Tax and in Millions)
	Proprietary Trading (1)	Other Energy Commodity (2)	Total
Total Marked-to-market ("MTM") Energy Contract Net Assets at December 31, 2002	$15.8	$21.7	$ 37.5
Total change in unrealized fair value excluding reclassification to realized at settlement of contracts	(66.4)	22.6	(43.8)
Reclassification to realized at settlement of contracts	82.6	(43.1)	39.5
Effective portion of changes in fair value - recorded in OCI	-	26.9	26.9
Ineffective portion of charges in fair value - recorded in earnings	-	(0.5)	(0.5)
Net option premium payments	-	-	-
Purchase/sale of existing contracts or portfolios subject to MTM	-	-	-
Total MTM Energy Contract Net Assets at June 30, 2003 (a)	$32.0	$27.6	$ 59.6

(a) Detail of MTM Energy Contract Net Assets at June 30, 2003 (above)			Total
Current Assets			$152.9
Noncurrent Assets			57.0
Total MTM Energy Assets			209.9
Current Liabilities			(110.6)
Noncurrent Liabilities			(39.7)
Total MTM Energy Contract Liabilities			(150.3)
Total MTM Energy Contract Net Assets			$ 59.6
Notes:

(1) Includes all contracts held for trading. Contracts that are marked-to-market through earnings under
        SFAS No. 133 have been reclassified to "Other Energy Commodity" if their purpose was not speculative. The arbitrage activities and interpool and intrapool short-term transactions of the 24-Hour Power Desk, which were formerly reported under "Proprietary Trading," have been moved to "Other Regulated Contracts."

(2) Includes all SFAS No. 133 hedge activity and non-trading activities marked-to-market through the Income Statement under SFAS No. 133. As of the second quarter of 2003, this category also includes the activities of the 24-Hour Power Desk.

Table 3
Maturity and Source of Fair Value of Mark-to-Market Energy Contract Net Assets As of June 30, 2003 (Dollars are Pre-Tax and in Millions)
Fair Value of Contracts at June 30, 2003
Maturities
Source of Fair Value	2003	2004	2005	2006 and Beyond	Total Fair Value
Proprietary Trading (1)
Actively Quoted (i.e., exchange-traded) prices	$14.1	$ 7.8	$ 0.9	$ -	$22.8
Prices provided by other external sources (3)	6.9	2.2	-	-	9.1
Modeled	-	-	-	-	-
Total (5)	$21.0	$10.0	$ 0.9	$ -	$31.9
Other Unregulated (2)
Actively Quoted (i.e., exchange-traded) prices	$28.8	$32.1	$18.2	$ -	$79.1
Prices provided by other external sources (3)	(19.4)	(13.2)	(4.7)	0.2	(37.1)
Modeled (4)	10.6	(11.5)	(12.5)	(0.9)	(14.3)
Total	$20.0	$ 7.4	$ 1.0	$(0.7)	$27.7

(1) Includes all contracts held for trading. Contracts that are marked-to-market through earnings under SFAS No. 133 have been reclassified to "Other Energy Commodity" if their purpose was not speculative. The arbitrage activities and interpool and intrapool short-term transactions of the 24-Hour Power Desk, which were formerly reported under "Proprietary Trading," have been moved to "Other Unregulated Contracts."

(2) Includes all SFAS No. 133 hedge activity and non-trading activities marked-to-market through AOCI or on the Income Statement as required. As of the second quarter of 2003, this category also includes the activities of the 24-Hour Power Desk.

(3) Prices provided by other external sources reflect information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.

(4) The modeled hedge position is a power swap for 50% of Conectiv Energy's "Provider of Last Resort" obligation in the Delmarva Power & Light territory. The model is used to approximate the forward load quantities. Pricing is derived from the broker market.

(5) The forward value of the trading contracts represents positions held prior to the cessation of proprietary trading. The values were locked-in during the exit from trading and will be realized during the normal course of business through the year 2005.

Table 4
Selected Competitive Energy Gross Margin Information For the Six Months Ended June 30, 2003 (Dollars in Millions)
	Proprietary Trading (1)	Other Energy Commodity (2)	Non- Commodity Energy (3)	Total

Total Gross Margin (4)	$(66.8)	$110.4	$ 21.5	$ 65.1
Less: Total Change in Unrealized Fair Value	(16.2)	(13.7)	-	(29.9)
Gross Margin Adjusted for Unrealized Marked-to-market ("MTM") Gain/Loss	$(83.0)	$ 96.7	$ 21.5	$ 35.2
Add/Deduct Noncash Realized Amortization				(0.8)
Cash Component of Gross Margin (Accrual Basis)				34.4
Net Change in Cash Collateral				$ 44.5

(1) Includes all contracts held for trading. Contracts that are marked-to-market through earnings under SFAS No. 133 have been reclassified to "Other Energy Commodity" if their purpose was not speculative. This includes the arbitrage activities of the 24-Hour Power Desk, which was formerly reported under "Proprietary Trading."

(2) Includes Generation LOB, Provider of Last Resort services, origination business, and miscellaneous wholesale and retail commodity sales. As of the second quarter of 2003, this category also includes the arbitrage activities of the 24-Hour Power Desk and any other activities marked-to-market through the Income Statement under SFAS No. 133 that are not proprietary trading.

(3) Includes Conectiv Thermal, Conectiv Operating Services Company, and Pepco Energy Services' energy-efficiency and other services business.
(4) The gross margin on this line ties to the "Total Gross Margin" on Table 1. Please refer to Note 4 on Table 1 for an explanation of Proprietary Trading gross margin.

Note:  The above table presents details of merchant energy cash flows from gross margin, adjusted for cash provided or used by option premiums. This is not intended topresent a statement of cash flows in accordance with GAAP.

Table 5
Cash Flow Hedges Included in Accumulated Other Comprehensive Loss As of June 30, 2003 (Dollars in Millions)
Contracts	Accumulated Other Comprehensive Income ("OCI") (Loss) After Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
Merchant Energy (Non-Trading)	$ 7.5	$21.2	35 months
Interest Rate	(79.9)	(5.2)	34 months
Foreign Currency	-	-
Other	-	-
Total	$(72.4)	$16.0
Total Other Comprehensive Loss Activity For the Six Months Ended June 30, 2003 (After-Tax)
	Merchant Hedge Contracts	Non-Merchant Hedges	Total
Accumulated OCI, December 31, 2002	$ 6.1	$ (67.9)	$(61.8)
Changes in fair value	11.3	(3.0)	8.3
Reclasses from OCI to net income	(20.9)	2.0	(18.9)
Accumulated OCI derivative loss, June 30, 2003	$(3.5)	$(68.9)	$(72.4)

Table 6
Schedule of Credit Risk Exposure on Competitive Wholesale Energy Contracts
	June 30, 2003
Rating (a)	Exposure Before Credit Collateral (b)	Credit Collateral (c)	Net Exposure	Number of Counterparties Greater Than 10% *	Net Exposure of Counterparties Greater Than 10%
(Dollars in Millions)
Investment Grade	$411.8	$ 51.1	$360.7	3	$220.2
Non-Investment Grade	15.0	10.4	4.6	-	-
Split rating	-	-	-	-	-
No External Ratings	-	-	-	-	-
Internal Rated - Investment Grade	23.0	0.2	22.8	-	-
Internal Rated - Non-Investment Grade	7.5	-	7.5	-	-
Total	$457.3	$ 61.7	$395.6	3	$220.2
Credit reserves			$ 3
*	Using a percentage of the total exposure
(a)

Investment Grade - primarily determined using publicly available credit ratings of the counterparty. If the counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), determined based upon the rating of its guarantor. Included in "Investment Grade" are counterparties with a minimum Standard & Poor's or Moody's rating of BBB- or Baa3, respectively. If a split rating (i.e., rating not uniform between major rating agencies), present separately.

(b)

Exposure before credit collateral - includes the MTM energy contract net assets for open/unrealized transactions, the net receivable/payable for realized transactions and net open positions for contracts not subject to MTM. Amounts due from counterparties are offset by liabilities payable to those counterparties to the extent that legally enforceable netting arrangements are in place. Thus, this column presents the net credit exposure to counterparties after reflecting all allowable netting, but before considering collateral held.

(c)

Credit collateral - the face amount of cash deposits, letters of credit and performance bonds received from counterparties, not adjusted for probability of default, and if applicable property interests (including oil and gas reserves).

Note:

The Company attempts to minimize credit risk exposure from its competitive wholesale energy counterparties through, among other things, formal credit policies, regular assessments of counterparty creditworthiness that result in the establishment of an internal credit quality score with a corresponding credit limit, monitoring procedures that include stress testing, the use of standard agreements which allow for the netting of positive and negative exposures associated with a single counterparty and collateral requirements under certain circumstances, and has established reserves for credit losses.

Table 7
Merchant Plant Owned Assets Hedging Information Estimated Three Calendar Years
	2003	2004	2005
Estimated Plant Output Hedged (1)	100%	100%	100%
Estimated Plant Gas Requirements Hedges (2)	79%	103%	103%

Pepco Holdings' portfolio of electric generating plants includes "mid-merit" and "peaking" assets. Mid-merit electric generating plants are typically combined cycle units, which can quickly change their MW output level on an economic basis. These plants are generally operated during times when demand for electricity rises and power prices are higher. Peaking electric generating plants typically operate when power prices are highest.

The percentages above are based on modeled volumetric requirements using data available at June 30, 2003.
Hedged output is for on-peak periods only.
The 2003 data represents periods July through December.

(1)  While on-peak generation is 100% economically hedged, Pepco Holdings has POLR load requirements that are forecasted to exceed, on average, the dispatch level of generation in the fleet. In total, Pepco Holdings has installed capacity that exceeds the level of POLR. The peaking units are not used to meet POLR load requirements.

(2) Natural gas is the primary fuel for the majority of the mid-merit fleet. Fuel oil is the primary fuel for the majority of the peaking units.
Table 8
Value at Risk ("VaR") Associated with Energy Contracts For the Six Months Ended June 30, 2003 (Dollars in Millions)

     Pepco Holdings uses a value-at-risk model to assess the market risk of its electricity, gas, coal, and petroleum product commodity activities. The model includes physical forward contracts used for hedging and trading, and commodity derivative instruments. Value-at-risk represents a confidence interval of the probability of experiencing a mark-to-market loss of no more than the indicated amount on instruments or portfolios due to changes in market factors, for a specified time period. Pepco Holdings estimates value-at-risk across its power, gas, coal, and petroleum products commodity business using a delta-gamma variance/covariance model with a 95 percent, one-tailed confidence level and assuming a one-day holding period. Since value-at-risk is an estimate, it is not necessarily indicative of actual results that may occur.

	Proprietary Trading VaR (1)	VaR for Energy Derivative Contracts (2)
95% confidence level, one-day holding period, one-tailed (3)
Period end	$0.5	$ 6.0
Average for the period	$1.2	$12.6
High	$8.5	$42.3
Low	$ .2	$ 4.8
Notes:
(1)	Includes all derivative contracts held for trading and marked-to-market under SFAS No. 133.
(2)	Includes all derivative contracts under SFAS No. 133, including trading positions and cash flow hedges.
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

REGULATORY AND OTHER MATTERS
Mirant Bankruptcy

     On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For additional information see the "Overview - Pepco" and "Capital Resources and Liquidity -- Effect of Mirant Bankruptcy on Liquidity" sections herein.

Rate Changes

     On February 3, 2003, ACE filed a petition with the NJBPU to increase its electric distribution rates in New Jersey. The petition seeks a rate increase of approximately $68.4 million in electric delivery revenues, which equates to an increase in average total electricity rates of 6.9 percent overall. The filing requests a continuation of the currently authorized 12.5% ROE as well as the recovery of several regulatory assets, including carrying costs, over a four-year period. This is the first increase requested for electric distribution rates since 1991. ACE's Petition requested that this increase be made effective for service rendered on and after August 1, 2003. ACE cannot predict at this time the outcome of this filing, except that any change in rates relating to the filing will occur sometime after August 1, 2003.

     On March 31, 2003, DPL filed with the Delaware Public Service Commission for a gas base rate increase of $16.8 million, or an increase of 12.7% in total operating revenue. The filing includes a request for a ROE of 12.5%. DPL is currently authorized a ROE of 11.5% in Delaware. This is the first increase requested for its gas distribution since 1994. The Commission suspended the requested increase pending evidentiary hearings, so the Company has exercised its statutory right to place an interim base rate increase of 1.9% into effect on May 30, 2003, subject to refund.

Stranded Cost Determination and Securitization

     On January 31, 2003, ACE filed a petition with the NJBPU seeking an administrative determination of stranded costs associated with the B. L. England ("BLE") generating facility. The net after tax stranded costs included in the petition were approximately $151 million. An administrative determination of the stranded costs is needed due to the cancelled sale of the plant. On July 25, 2003 the NJBPU rendered an oral decision approving the administrative determination of stranded costs at a level of $149.5 million. As a result of this order, ACE reversed $10.0 million ($5.9 million after-tax) of previously accrued liability for possible disallowance of stranded costs. This credit to expense is classified as an extraordinary item in the Consolidated Statements of Earnings because the original accrual was part of an extraordinary charge resulting from the discontinuation of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" in conjunction with the deregulation of ACE's energy business in September 1999. It is anticipated that in the third quarter, the NJBPU will issue a ruling on ACE's request to securitize these stranded costs.

     On February 5, 2003, the NJBPU issued an order on its own initiative seeking input from ACE and the Ratepayer Advocate within 10 days as to whether and by how much to cut the 13% pre-tax return that ACE was then authorized to earn on BLE. ACE responded on February 18 with arguments that: 1) reduced costs to ratepayers could be achieved legally through timely approvals by the NJBPU of the stranded cost filing made by ACE on January 31, 2003, and a securitization filing made the week of February 10; and 2) it would be unlawful, perhaps unconstitutional, and a breach of settlement and prior orders for the NJBPU to deny a fair recovery on prudently incurred investment and to do so without evidentiary hearings or other due process. On April 21, 2003, the NJBPU issued an order making the return previously allowed on BLE interim, as of the date of the order, and directing that the issue of the appropriate return for BLE be included in the stranded cost proceeding. On July 25, 2003, the NJBPU voted to approve a pre-tax return reflecting a 9.75% Return on Equity for the period April 21, 2003 through August 1, 2003. The rate from August 1, 2003 through such time as ACE securitizes the stranded costs will be 5.25%, which the NJBPU represents as being approximately equivalent to the securitization rate. A written order had not been issued as of August 8, 2003.

     On February 14, 2003, ACE filed a Bondable Stranded Costs Rate Order Petition with the NJBPU. The petition requests authority to issue $160 million of Transition Bonds to finance the recovery of stranded costs associated with BLE and costs of issuances. This proceeding is related to the proceeding seeking an administrative determination of the stranded costs associated with BLE that was the subject of the July 25, 2003 NJBPU vote. The Company cannot predict at this time the outcome of these proceedings.

Restructuring Deferral

     On August 1, 2002, in accordance with the provisions of New Jersey's Electric Discount and Energy Competition Act (EDECA) and the NJBPU Final Decision and Order concerning the restructuring of ACE's electric utility business, ACE petitioned the NJBPU for the recovery of about $176.4 million in actual and projected deferred costs incurred by ACE over the four-year period August 1999 through July 31, 2003. The requested 8.4% increase was to recover those deferred costs over a new four-year period beginning August 1, 2003 and to reset rates so that there would be no under-recovery of costs embedded in ACE's rates on or after that date. ACE's recovery of the deferred costs is subject to review and approval by the NJBPU in accordance with EDECA. An Initial Decision by the Administrative Law Judge was rendered on June 3, 2003. The Initial Decision was consistent with the recommendations of the auditors hired by the NJBPU to audit ACE's deferral balances.

     On July 31, 2003, the NJBPU issued its Summary Order permitting ACE to begin collecting a portion of the deferred costs that were incurred as a result of EDECA and to reset rates to recover on-going costs incurred as a result of EDECA.

     The Summary Order approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003. The Summary Order also transferred to ACE's pending base case for further consideration approximately $25.4 million of the deferred balance. The Summary Order estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. Since the amounts included in this decision are based on estimates through July 31, 2003, the actual ending deferred cost balance will be subject to review and finalization by the NJPBU and ACE. The approved rates became effective on August 6, 2003. Based on analysis of the order and in accordance with prevailing accounting rules, ACE recorded a charge of $27.5 million ($16.3 million after-tax) during the second quarter of 2003. This charge is in addition to amounts previously accrued for disallowance. ACE believes the record does not justify the level of disallowance imposed by the NJBPU. ACE is awaiting the final written order from the NJBPU and is evaluating its options related to this decision. The NJBPU's action is not appealable until a final written order has been issued.

Pepco Regulatory Contingencies

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's D.C. Commission approved divestiture settlement that provided for a sharing of any net proceeds from the sale of its generation related assets. A principal issue in the case is whether a sharing between customers and shareholders of the excess deferred income taxes and accumulated deferred investment tax credits associated with the sold assets would violate the normalization provisions of the Internal Revenue Code and implementing regulations. On March 4, 2003, the Internal Revenue Service (IRS) issued a notice of proposed rulemaking (NOPR) that is relevant to that principal issue. Comments on the NOPR were filed by several parties on June 2, 2003, and the IRS held a public hearing on June 25, 2003. Three of the parties in the case filed comments urging the D. C. Commission to decide the tax issues now on the basis of the proposed rule. Pepco filed comments in reply to those comments, in which Pepco stated that the courts have held and the IRS has stated that proposed rules are not authoritative and that no decision should be issued on the basis of proposed rules. Instead, Pepco argued that the only prudent course of action is for the D.C. Commission to await the issuance of final regulations relating to the tax issues and then allow the parties to file supplemental briefs on the tax issues. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential exists that Pepco could be required to make additional gain sharing payments to D.C. customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial condition. It is uncertain when the D.C. Commission will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002 and Pepco is awaiting a Proposed Order from the Hearing Examiner. The principal issue in the case is the same normalization issue that was raised in the D.C. case. Following the filing of comments by Pepco and two other parties, the Hearing Examiner on April 8, 2003: (1) postponed his earlier decision establishing briefing dates on the question of the impact of the proposed rules on the tax issues until after the June 25, 2003 public hearing on the IRS NOPR;(2) allowed the Staff of the Commission and any other parties to submit motions by April 21, 2003 relating to the interpretation of current tax law as set forth in the preamble to the proposed rules and the effect thereof on the tax issues; and (3) allowed Pepco and any other party to file a response to any motion filed by Staff and other parties by April 30, 2003. Staff filed a motion on April 21, 2003, in which it argued that immediate flow through to customers of a portion of the excess deferred income taxes and accumulated deferred investment tax credits can be authorized now based on the NOPR. Pepco filed a response in opposition to Staff's motion on April 30, 2003, in which, among other things, Pepco argued that no action should be taken on the basis of proposed regulations because, as Pepco stated in a similar pleading in the District of Columbia divestiture proceeds case, proposed regulations are not authoritative. The Hearing Examiner will issue a ruling on Staff's motion, although there is no time within which he must issue a ruling. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential also exists that Pepco would be required to make additional gain sharing payments to Maryland customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial condition. It is uncertain when the Hearing Examiner or the Maryland Commission will issue their decisions.

Standard Offer Service (SOS)
District of Columbia

     On February 21, 2003, the D.C. Public Service Commission opened a new proceeding to consider issues relating to (a) the establishment of terms and conditions for providing SOS in the District of Columbia after Pepco's obligation to provide SOS terminates on February 7, 2005, and (b) the selecting of a new SOS provider. Pepco and other parties filed comments on issues identified by the Commission and some parties suggested additional issues. In its comments, Pepco, among other things, suggested that the D.C. law be changed to allow Pepco to continue to be the SOS provider after February 7, 2005. Under existing law, the Commission is to adopt, before January 2, 2004, terms and conditions for SOS and for the selection of a new SOS provider. The Commission is also required, under existing law, to select the new SOS provider before July 2004. Existing law also allows the selection of Pepco as the SOS provider in the event of insufficient bids. At a prehearing conference held on May 15, 2003, the Commission agreed with the recommendations of all but one of the parties to allow a working group, like the one that has been meeting in Maryland, to develop for the Commission's consideration regulations setting the terms and conditions for the provision of SOS service and for the selection of an SOS provider after Pepco's obligation ends in early 2005. However, by order issued on June 24, 2003, the Commission decided that all participating parties should individually propose, by August 29, 2003, regulations setting forth such terms and conditions. The Commission will then issue proposed regulations by September 30, 2003 and allow initial and reply comments from interested parties to be filed by October 30 and November 17, 2003, respectively. Pepco continues to pursue legislation that would allow it to remain as the SOS provider after early 2005.

Maryland

     In accordance with the terms of an agreement approved by the Maryland Commission, customers who are unable to receive generation services from another supplier, or who do not select another supplier, are entitled to receive services from Pepco until July 1, 2004. Pepco has entered into a settlement in Phase I of Maryland Case No. 8908 to extend its provision of SOS services in Maryland. The settlement was approved by the Maryland Commission on April 29, 2003. One party has filed for rehearing of the Commission's April 29 order. The Commission subsequently denied that application for rehearing on July 26, 2003. The settlement provides for an extension of SOS for four years for residential and small commercial customers, an extension of two years for medium sized commercial customers, and an extension of one year for large commercial customers. The settlement also provides for a policy review by the Commission to consider how SOS will be provided after the current extension expires. In addition, the settlement provides for SOS to be procured from the wholesale marketplace and that Pepco will be able to recover its costs of procurement and a return. Following months of meetings in Phase II, final settlement documents were filed on July 2, 2003. The Phase II settlement documents include the Phase II settlement agreement, a model request for proposals for wholesale power to be delivered to the utility SOS providers and a full requirements service agreement between the wholesale suppliers and the utility SOS providers. Initial testimony on the settlement was filed by numerous parties on July 18, 2003. No party filed testimony opposing the Phase II settlement, although at least one party has stated that it opposes the Phase II settlement. The Commission will set hearing and briefing dates.

Third Party Guarantees

     As of June 30, 2003, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations as follows:

	Guarantor
	PHI	Conectiv	PCI	Total
Energy trading obligations of Conectiv Energy (1)	$190.9	$37.2	-	$228.1
Energy procurement obligations of Pepco Energy Services (1)	40.0	-	-	40.0
Standby letters of credit of Pepco Holdings (2)	72.5	-	-	72.5
Guaranteed lease residual values (3)	-	4.7	-	4.7
Loan agreement (4)	13.1	-	-	13.1
Construction performance guarantees (5)	-	10.4	-	10.4
Other (6)	-	4.5	6.2	10.7
Total	$316.5	$56.8	$6.2	$379.5
1.

Pepco Holdings and Conectiv have contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counter parties related to routine energy trading and procurement obligations, including requirements under BGS contracts for ACE.

2.

Pepco Holdings has issued standby letters of credit of $72.5 million on behalf of subsidiaries operations related to Conectiv Energy's competitive energy activities and third party construction performance. These standby letters of credit were put into place in order to allow the subsidiaries flexibility needed to conduct business with counterparties without having to post substantial cash collateral. While the exposure under these standby letters of credit is $72.5 million, Pepco Holdings does not expect to fund the full amount. As of June 30, 2003, the fair value of obligations under these standby letters of credit was not required to be recorded in the Consolidated Balance Sheets.

3.

Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of June 30, 2003, obligations under the guarantees were approximately $4.7 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantee have not been made by the company as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of requiring payment under the guarantee is remote.

4.

Pepco Holdings has issued a guarantee on the behalf of a subsidiary's 50% unconsolidated investment in a limited liability company for repayment borrowings under a loan agreement of approximately $13.1 million.

5.	Conectiv has performance obligations of $10.4 million relating to obligations to third party suppliers of equipment.
6.	Other guarantees comprise:
o

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications LLC. In addition, it has agreed to indemnify RCN for 50% of any payments RCN makes under the Starpower franchise and construction performance bonds.  As of June 30, 2003, the guarantees cover the remaining $4.1 million in rental obligations and $2.1 million in franchise and construction performance bonds issued.

	o	Other Conectiv obligations represents a commitment for a subsidiary building lease. Conectiv does not expect to fund the full amount of the exposure under these guarantees.
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

THIS PAGE LEFT INTENTIONALLY BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
POTOMAC ELECTRIC POWER COMPANY

     For additional information, other than the information disclosed herein, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of Pepco's 2002 Form 10-K.

OVERVIEW -- PEPCO

     Pepco is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Under settlements entered into with regulatory authorities in connection with the divestiture of its generation assets in 2000, Pepco is required to provide default electricity supply (referred to as "standard offer service") at specified rates to customers in Maryland until July 2004 and to customers in Washington, D.C. until February 2005, which supply it purchases from an affiliate of Mirant Corporation ("Mirant"). For the twelve months ended June 30, 2003, Pepco delivered 5.7 million megawatt hours to SOS customers in the District of Columbia and 10.3 million megawatt hours to SOS customers in Maryland. For this period total deliveries were 11.2 million megawatt hours in the District of Columbia and 15.4 million megawatt hours in Maryland.

     On April 29, 2003, the Maryland Public Service Commission approved a settlement in Phase 1 of Maryland Case No. 8908 under which Pepco will supply retail customers with standard offer service electricity at market prices, including a margin, after existing rate caps expire in July 2004. Under this settlement, Pepco will provide standard offer service to its Maryland residential customers from July 2004 through May 2008 and to its non-residential customers for periods of one to four years. Pepco will obtain power for this market rate standard offer service through a competitive wholesale bidding process. In the District of Columbia, under current law, Pepco will not provide standard offer service after the expiration of its current obligations in February 2005, unless the District of Columbia Public Service Commission determines that there are insufficient bids to provide standard offer service, in which case Pepco may be directed to provide such service.

Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant, formerly Southern Energy, Inc. As part of the asset purchase and sale agreement (the "Asset Purchase and Sale Agreement"), Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the "TPAs"). Under these agreements an affiliate of Mirant is obligated to supply Pepco with all of the capacity and energy needed to fulfill its standard offer service obligations in Maryland until July 2004 and in the District of Columbia until February 2005. The prices paid by Pepco under the TPAs consist of a $3.50 per megawatt hour capacity price and a $.50 per megawatt hour charge for certain ancillary services, and an energy payment price of $35.50 per megawatt hour during summer months (May 1 through September 30) and $25.30 per megawatt hour during winter months (October 1 through April 30) in Maryland and $40.00 per megawatt hour during summer months and $22.20 per megawatt hour during winter months in the District of Columbia. The average purchase price is approximately 3.4 cents per kilowatt hour. These rates result in payments to the Mirant affiliate that are lower than the revenues produced by the currently approved tariff rates that Pepco charges its customers for providing standard offer service, which average 4.1 cents per kilowatt hour. The difference in revenues is shared with customers pursuant to regulatory settlements.

     Under agreements with FirstEnergy Corp., formerly Ohio Edison ("FirstEnergy"), and Allegheny Energy, Inc., Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the "FirstEnergy PPA"). Under an agreement with Panda-Brandywine, L.P. ("Panda"), Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the "Panda PPA"). In each case, the purchase price is substantially in excess of current market prices. As a term of the Asset Purchase and Sale Agreement, Pepco, in connection with the sale of substantially all of its electricity generation assets to Mirant, entered into "back-to-back" agreements with Mirant. Under the agreements, Mirant is obligated to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs.

     On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Mirant is continuing to supply power to Pepco under the terms of the TPAs and is performing its contractual obligations to Pepco corresponding to Pepco's obligations under the PPAs (the "PPA-Related Obligations"). Retail prices paid by Pepco's standard offer service customers have not been affected by the bankruptcy filing. These retail prices can be changed only by order of the Maryland and the District of Columbia Public Service Commissions.

     Under bankruptcy law, a debtor may affirm or reject executory contracts. A rejection of an executory contract entitles the counterparty to file a claim as an unsecured creditor against the bankruptcy estate for damages incurred due to the rejection of the contract. Mirant has not informed Pepco and, to the knowledge of Pepco, has not otherwise stated that it intends to reject either of the TPAs or its PPA-Related Obligations. However, there is no assurance that Mirant will not seek to reject the agreements in the course of the bankruptcy proceedings.

     If Mirant were to attempt to reject either of the TPAs or its PPA-Related Obligations, Pepco intends to exercise all available legal remedies and vigorously oppose any actions that could adversely affect Pepco's rights under its agreements with Mirant. While Pepco believes that it has substantial legal bases to oppose any attempt at rejection of the agreements, the outcome of the bankruptcy proceeding cannot be predicted with any degree of certainty. Pepco intends to be actively involved in the bankruptcy proceeding to protect the interests of its customers and shareholders. If Mirant were to fail to fulfill its obligations under the TPAs, Pepco would be required to replace the electricity supply under the TPAs, likely through one or more supply contracts supplemented by spot market purchases. Pepco is confident that it would have alternative sources of supply sufficient to fulfill its standard offer service obligations to customers in Washington, D.C. and Maryland.

     To evaluate the potential financial impact of the Mirant bankruptcy, Pepco has prepared the following estimates of its exposure if Mirant successfully rejected the TPAs and its PPA-Related Obligations as of September 1, 2003. These estimates are based on current spot market prices and forward price estimates for energy and capacity, and on current percentages of service territory load served by competitive suppliers and by standard offer service and do not include financing costs, all of which could be subject to significant fluctuation. These estimates do not take into account alternative supply arrangements that might be entered into by Pepco that could mitigate the losses that might otherwise be incurred. They also assume no recovery on either the bankruptcy claims or regulatory recovery of costs, which would also mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recovery. Based on these assumptions, Pepco estimates that its pre-tax exposure, representing the loss of the benefit of the contracts to Pepco is as follows:

•

Pepco estimates that it would cost approximately $45 million for the remainder of 2003, $95 million in 2004 and $10 million in 2005 to replace, at an assumed purchase price of approximately 4.7 cents per kilowatt hour, the electricity required to supply Pepco's standard offer service obligations in Maryland and the District of Columbia for the remainder of the respective terms of the TPAs (until July 2004 in Maryland and until February 2005 in the District of Columbia). These figures reflect that under the terms of its regulatory settlements in Maryland and the District of Columbia the gains that Pepco realizes from the sale of standard offer service are shared with its customers.

•

If Pepco were required to purchase capacity and energy from FirstEnergy at the rates provided in the PPA (with an average price per kilowatt hour of approximately 5.5 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 3.9 cents per kilowatt hour, Pepco estimates that it would cost approximately $25 million for the remainder of 2003, $75 million in 2004 and $65 million in 2005, the last year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda at the rates provided in the PPA (with an average price per kilowatt hour of approximately 12.2 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 6.4 cents per kilowatt hour, Pepco estimates that it would cost approximately $15 million for the remainder of 2003, $40 million in 2004 and $35 million in 2005 and approximately $35 million to $40 million annually thereafter through the 2021 contract termination date. For a discussion of a separate dispute with Panda regarding this agreement, see Part II, Item I, Legal Proceedings. Any potential liability in the Panda litigation would be encompassed within the estimated loss discussed above.

•

In connection with the sale of substantially all of its generation assets to Mirant, Pepco, as a term of the Asset Purchase and Sale Agreement, assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. ("SMECO") under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating station. In the event Mirant successfully rejects this agreement, Pepco would be responsible to SMECO for the performance of the agreement. The agreement remains in effect through 2015 and the capacity payment to SMECO is approximately $5.5 million annually. The estimated cost to Pepco, net of estimated capacity and energy revenues, would be approximately $1 million for the remainder of 2003, $3 million in 2004 and $2 million annually thereafter through 2015.

Based on the foregoing assumptions, Pepco estimates that its pre-tax exposure aggregates approximately $700 million on a net present value basis (based on a discount rate of 7.5 percent).

     If Mirant were to successfully reject any or all of the contracts, the ability of Pepco to recover damages from the Mirant bankruptcy estate would depend on the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to make a prediction regarding the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate. However, if Mirant successfully rejects the TPAs and Pepco's full claim is not paid by Mirant's bankruptcy estate, Pepco may seek authority from the Maryland and District of Columbia Public Service Commissions to recover these costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers.

     In view of the foregoing, the consequences of a successful rejection by Mirant of one or more of the TPAs and its PPA-Related Obligations could have a material adverse effect on Pepco's results of operations. However, Pepco currently does not believe that a rejection by Mirant of one or more of the contracts would have a material adverse effect on its financial condition.

CRITICAL ACCOUNTING POLICIES

     The U.S. Securities and Exchange Commission (SEC) has defined a company's most critical accounting policies as the ones that are most important to the portrayal of Pepco's financial condition and results of operations, and which require Pepco to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, Pepco has identified the critical accounting policies and judgments as addressed below.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by Pepco include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, unbilled revenue, and pension assumptions. Although Pepco believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

New Accounting Standards

     In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149 entitled "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 for certain interpretive guidance issued by the Derivatives Implementation Group. SFAS No. 149 is effective after June 30, 2003, for contracts entered into or modified and for hedges designated after the effective date. The Company is in the process of assessing the provisions of SFAS No. 149 to determine its impact on the Company's financial condition and results of operations.

     In May 2003, the FASB issued SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (the Company's third quarter 2003 financial statements). This Statement establishes standards for how an issuer classifies and measures in its statement of financial condition certain financial instruments with characteristics of both liabilities and equity and will result in the Company's reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" on its consolidated balance sheets to a liability classification. There will be no impact on the Company's results of operations from the implementation of this Statement.

CONSOLIDATED RESULTS OF OPERATIONS
LACK OF COMPARABILITY OF OPERATING RESULTS WITH PRIOR YEARS

     The accompanying results of operations for the three and six months ended June 30, 2003 include only Pepco's operations. The results of operations for the corresponding 2002 periods, as previously reported by Pepco, include the consolidated operations of Pepco and its pre-merger subsidiaries. Accordingly, the results of operations for the three and six months ended June 30, 2003, are not comparable to the corresponding 2002 amounts.

OPERATING REVENUE
Results for Three Months Ended June 30, 2003 Compared to June 30, 2002

     Total operating revenue for the three months ended June 30, 2003, was $370.1 million compared to $581.2 million for the corresponding period in 2002. Intercompany revenue has been eliminated for purposes of this analysis.

	2003	2002	Change
Pepco	$370.1	$390.8	$ (20.7)
Pepco Energy Services	-	170.9	(170.9)
PCI	-	19.5	(19.5)
Total	$370.1	$581.2

     The decrease in Pepco's operating revenue during the second quarter was primarily due to a $11.2 million decrease in Delivery revenue (revenue Pepco receives for delivering energy to its customers) and a $7.9 million decrease in SOS revenue (revenue Pepco receives for the procurement of energy by Pepco for its customers). These decreases resulted from unusually cool weather during the second quarter. Cooling degree days decreased by 37.2% and delivered kilowatt-hour sales decreased by approximately 4.6% in the second quarter of 2003. Additionally, other revenue decreased $1.6 million primarily due to lower amounts of capacity (MWs) available to sell, lower capacity market rates, and restructuring in the PJM market.

     Pepco's retail access to a competitive market for generation services was made available to all Maryland customers on July 1, 2000 and to D.C. customers on January 1, 2001. At June 30, 2003, 17% of Pepco's Maryland customers and 12% of its D.C. customers have chosen alternate suppliers. These customers accounted for 1,009 megawatts of load in Maryland (of Pepco's total load of 3,439) and 1,031 megawatts of load in D.C. (of Pepco's total load of 2,269). At June 30, 2002, 15% of Pepco's Maryland customers and 10% of its D.C. customers had chosen alternate suppliers. These customers accounted for 1,108 megawatts of load in Maryland (of Pepco's total load of 3,369) and 1,163 megawatts of load in D.C. (of Pepco's total load of 2,326).

     Pepco Energy Services and PCI's operating results during this 2003 period were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the Conectiv merger.

Results for Six Months Ended June 30, 2003 Compared to June 30, 2002
Total operating revenue for the six months ended June 30, 2003, was $703.5 million compared to $1,070 million for 2002. Intercompany revenue has been eliminated for purposes of this analysis.
	2003	2002	Change
Pepco	$703.5	$ 706.9	$ (3.4)
Pepco Energy Services	-	317.7	(317.7)
PCI	-	45.4	(45.4)
Total	$703.5	$1,070.0
The decrease in Pepco's operating revenue for the six months ended June 30, 2003, resulted from the following:

     Delivery revenue increased $4.7 million for the six month period in 2003. This increase primarily resulted from an increase of $15.9 million from unusually cold weather during the first quarter of 2003, as delivered kilowatt-hour sales increased by approximately 11.6%. This increase was partially offset by a decrease in delivery revenue of $11.2 million in the second quarter of 2003 due to unusually cool weather, as delivered kilowatt-hour sales decreased by approximately 4.6%.

     SOS revenue decreased $1.2 million for this six month period in 2003. The decrease primarily resulted from a decline in revenue of approximately $7.9 million from unusually cool weather during the second quarter of 2003, as cooling degree days decreased by 37.2%. This decrease was partially offset by a $6.6 million increase in revenues during the first quarter of 2003 from unusually cold weather, as heating degree days increased 31.7%.

Other revenue decreased by $6.9 million primarily as a result of a $4.6 million lower amount of capacity available to sell, lower capacity market rates, and restructuring in the PJM market.

     Pepco Energy Services and PCI's operating results during this 2003 period were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the Conectiv merger.

OPERATING EXPENSES
Results for Three Months Ended June 30, 2003 Compared to June 30, 2002
Total operating expenses for the three months ended June 30, 2003 were $307.1 million compared to $481.8 million for 2002. Intercompany expenses has been eliminated for purposes of this analysis.
	2003	2002	Change
Pepco	$307.1	$303.9	$ 3.2
Pepco Energy Services	-	166.5	(166.5)
PCI	-	11.4	(11.4)
Total	$307.1	$481.8

     The increase in Pepco's operating expense during the second quarter primarily results from an increase of $6.4 million in other O&M expenses (due to $4.8 million higher pension costs and $.5 million higher OPEB expenses) and increases of $3.7 million in software amortization expense and $2.2 million in depreciation expense related to non-utility assets. These increases were partially offset by $5.7 million lower SOS costs resulting from lower SOS sales during the second quarter and a decrease of approximately $3.8 million in other taxes.

     Pepco Energy Services and PCI's operating results during this 2003 period were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the Conectiv merger.

Results for Six Months Ended June 30, 2003 Compared to June 30, 2002

     Total operating expenses for the three months ended June 30, 2003 were $585.5 million compared to $908.2 million for the corresponding period in 2002. Intercompany expenses has been eliminated for purposes of this analysis.

	2003	2002	Change
Pepco	$585.5	$567.9	$ 17.6
Pepco Energy Services	-	317.1	(317.1)
PCI	-	23.2	(23.2)
Total	$585.5	$908.2

     The increase in Pepco's operating expense during the six months ended June 30, 2003 primarily results from an increase of $13.0 million in other O&M expenses primarily due to $9.5 million higher pension costs and $1.0 million higher OPEB expenses. Additionally, there was a $7.4 million increase in software amortization. These increases were partially offset by $4.3 million lower taxes (primarily property taxes) and $3.7 million lower SOS costs associated with lower SOS sales.

     Pepco Energy Services and PCI's operating results during this 2003 period were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the Conectiv merger.

OTHER INCOME (EXPENSES)
Results for Three Months Ended June 30, 2003 Compared to June 30, 2002
Total other income (expenses), which primarily consists of interest income and interest expense, for the three months ended June 30, 2003, was $(18.9) million compared to $(25.0) million for 2002.
	2003	2002	Change
Pepco	$(18.9)	$(18.0)	$(0.9)
Pepco Energy Services	-	.4	(0.4)
PCI	-	(7.4)	7.4
Total	$(18.9)	$(25.0)

     Pepco Energy Services and PCI's operating results during this 2003 period were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the Conectiv merger.

Results for Six Months Ended June 30, 2003 Compared to June 30, 2002
Total other income (expenses), which primarily consists of interest income and interest expense, for the six months ended June 30, 2003, was $(39.0) million compared to $(49.5) million for 2002.
	2003	2002	Change
Pepco	$(39.0)	$(34.5)	$(4.5)
Pepco Energy Services	-	.9	(0.9)
PCI	-	(15.9)	15.9
Total	$(39.0)	$(49.5)
The increase in Pepco's other (expenses) during 2003 primarily results from lower revenue during 2003 due to a D.C. street lighting contract that Pepco had in 2002 but not in 2003.

     Pepco Energy Services and PCI's operating results during this 2003 period were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the Conectiv merger.

INCOME TAX EXPENSE
Results for Three Months Ended June 30, 2003 Compared to June 30, 2002
Total income tax expense (benefit) for the three months ended June 30, 2003, was $17.2 million compared to $25.1 million for 2002.
	2003	2002	Change
Pepco	$17.2	$24.5	$(7.3)
Pepco Energy Services	-	1.7	(1.7)
PCI	-	(1.1)	1.1
Total	$17.2	$25.1
The decrease in Pepco's income tax expense during the second quarter primarily results from lower net income due to lower sales.

     Pepco Energy Services and PCI's operating results during this 2003 period were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the Conectiv merger.

Results for Six Months Ended June 30, 2003 Compared to June 30, 2002
Total income tax expense (benefit) for the six months ended March 31, 2003, was $29.8 million compared to $36.2 million for the corresponding period in 2002.
	2003	2002	Change
Pepco	$29.8	$37.2	$(7.4)
Pepco Energy Services	-	.5	(0.5)
PCI	-	(1.5)	1.5
Total	$29.8	$36.2
The decrease in Pepco's income tax expense during the six months ended June 30, 2003 primarily results from lower net income due to higher pension and OPEB expenses.

     Pepco Energy Services and PCI's operating results during this 2003 period were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the Conectiv merger.

CAPITAL RESOURCES AND LIQUIDITY
Sources of Liquidity

     Pepco relies on access to the bank and capital markets as the primary source of liquidity not satisfied by cash provided by its operations. The ability of Pepco to borrow funds or issue securities, and the associated financing costs, are affected by its credit ratings. Due to $103.8 million of cash provided by operating activities, $89.6 million of cash used by investing activities, and $10.8 million of cash used by financing activities, cash and cash equivalents increased by $3.4 million during the six months ended June 30, 2003 to $17.3 million.

Working Capital

     At June 30, 2003, Pepco's current assets totaled $502.2 million, whereas current liabilities totaled $702.2 million. Current liabilities include $190 million in long-term debt due within one year and an additional $24.8 million of outstanding commercial paper. Pepco has a commercial paper program of up to $300 million.

     On July 29, 2003, Pepco Holdings, Pepco, DPL and ACE entered into (i) a three-year working capital credit facility with an aggregate credit limit of $550 million and (ii) a 364-day working capital credit facility with an aggregate credit limit of $550 million. Pepco Holdings' credit limit under these facilities is $700 million, and the credit limit of each of Pepco, DPL and ACE under these facilities is $300 million, except that the aggregate amount of credit utilized by Pepco, DPL and ACE at any given time under these facilities may not exceed $400 million. Funds borrowed under these facilities are available for general corporate purposes. Either credit facility also can be used as credit support for the commercial paper programs of the respective companies. These credit facilities replaced a $1.5 billion 364-day credit facility entered into on August 1, 2002.

     The ability of the companies to borrow under the facilities and the availability of the facilities to support the issuance of commercial paper is subject to customary terms and conditions, including the requirement that each credit extension, together with other credit extensions outstanding under the facility, must not exceed such company's borrowing authority as allowed by all applicable governmental and regulatory authorities, and to the continuing accuracy of the representation and warranty that there has been no change in the business, property, financial condition or results of operations of the borrowing company and its subsidiaries since December 31, 2002 (except as disclosed in such company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2003) that could reasonably be expected to have a material adverse effect on the business, property, financial condition or results of operations of such company and its subsidiaries taken as a whole.

PUHCA Restrictions

     An SEC Financing Order dated July 31, 2002 (the "Financing Order"), requires that, in order to issue debt or equity securities, including commercial paper, Pepco must maintain a ratio of common stock equity to total capitalization (consisting of common stock, preferred stock, if any, long-term debt and short-term debt) of at least 30 percent. At June 30, 2003, Pepco's common equity ratio was 41.8 percent, or approximately $392 million in excess of the 30 percent threshold. The Financing Order also requires that all rated securities issued by Pepco be rated "investment grade" by at least one nationally recognized rating agency. Accordingly, if Pepco's common equity ratio were less than 30 percent or if no nationally recognized rating agency rated a security investment grade, Pepco could not issue the security without first obtaining from the SEC an amendment to the Financing Order.

     If an amendment to the Financing Order is required to enable Pepco to effect a financing, there is no certainty that such an amendment could be obtained, as to the terms and conditions on which an amendment could be obtained or as to the timing of SEC action. The failure to obtain timely relief from the SEC, in such circumstances, could have a material adverse effect on the financial condition of Pepco.

Financing Activities
During the quarter ended June 30, 2003, and subsequent thereto through August 7, 2003, Pepco engaged in the following capital market transactions:
On May 20, 2003, Pepco purchased on the open market and subsequently redeemed $15 million of 7% Medium Term Notes due January 15, 2024.
On July 21, 2003, Pepco redeemed the following First Mortgage Bonds: $40 million of 7.5% series due March 15, 2028 and $100 million of 7.25% series due July 1, 2023.

     On August 1, 2003 Pepco mailed official notice to the holders of its Serial Preferred Stock, $3.40 Series of 1992 for mandatory sinking fund redemption on September 1, 2003 of 50,000 shares at par value of $50.00 per share.

Effect of Mirant Bankruptcy on Liquidity

     As more fully described in the "Overview - Pepco" section, Pepco currently estimates that if Mirant were successfully to reject contractual obligations it has with Pepco, Pepco could incur certain pre-tax losses over the remaining terms of the respective agreements. These estimates are based on current spot market prices and forward price estimates for energy and capacity, and on current percentages of service territory load served by competitive suppliers and by standard offer service and do not include financing costs, all of which could be subject to significant fluctuation. These estimates do not take into account alternative supply arrangements that might be entered into by Pepco that could mitigate the losses that might otherwise be incurred. They also assume no recovery on the bankruptcy claims or regulatory recovery of costs, which would also mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recovery. Applying the assumptions discussed above under "Relationship with Mirant Corporation," the estimated effect on Pepco's cash position as a result of a rejection as of September 1, 2003, for the balance of 2003, 2004 and 2005 would be as follows ($ in Millions):

	2003 (Sept. - Dec.)	2004	2005
TPAs	$(45)	$ (95)	$ (10)
FirstEnergy PPA	$(25)	$ (75)	$ (65)
Panda PPA	$(15)	$ (40)	$ (35)
SMECO	$ (1)	$ (3)	$ (2)
Total	$(86)	$(213)	$(112)

     In the event of the rejection by Mirant of one or more of the contracts, Pepco anticipates that it may not have sufficient internally generated funds to meet its liquidity needs, including the additional cost resulting from a rejection. Accordingly, to meet its liquidity needs, Pepco would need to rely on access to the capital markets and reliance on its existing credit facilities, supplemented, if necessary, with funds provided by Pepco Holdings. Subject to the conditions described above under "Working Capital," Pepco has a borrowing capacity and credit support for its commercial paper of up to $300 million under its credit facilities. In this regard, Pepco anticipates that it will continue to satisfy the borrowing conditions set forth in the SEC Financing Order.

     Accordingly, while a successful rejection by Mirant of one or more of the contracts could have a material adverse effect on its results of operations, Pepco believes that it currently has sufficient cash flow and borrowing capacity under its credit facilities and in the capital markets to be able to satisfy the additional cash requirements. Therefore, Pepco does not anticipate that a rejection of one or more of the contracts would impair the ability of Pepco to fulfill its contractual obligations or to fund projected capital expenditures. Therefore, while a rejection by Mirant of one or more of the contracts could require Pepco to incur significant additional debt, Pepco does not believe that it would have a material adverse effect on its financial condition.

Construction Expenditures

     Pepco's construction expenditures totaled $89.6 million for the six months ended June 30, 2003. For the five-year period 2003 through 2007, construction expenditures are projected to total approximately $900 million. Pepco intends to fund these expenditures through internally generated cash.

REGULATORY AND OTHER MATTERS
Mirant Bankruptcy

     On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For additional information refer to the "Overview - Pepco" and "Capital Resources and Liquidity -- Mirant Bankruptcy" sections herein.

Regulatory Contingencies

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's D.C. Commission approved divestiture settlement that provided for a sharing of any net proceeds from the sale of its generation related assets. A principal issue in the case is whether a sharing between customers and shareholders of the excess deferred income taxes and accumulated deferred investment tax credits associated with the sold assets would violate the normalization provisions of the Internal Revenue Code and implementing regulations. On March 4, 2003, the Internal Revenue Service (IRS) issued a notice of proposed rulemaking (NOPR) that is relevant to that principal issue. Comments on the NOPR were filed by several parties on June 2, 2003, and the IRS held a public hearing on June 25, 2003. Three of the parties in the case filed comments urging the D. C. Commission to decide the tax issues now on the basis of the proposed rule. Pepco filed comments in reply to those comments, in which Pepco stated that the courts have held and the IRS has stated that proposed rules are not authoritative and that no decision should be issued on the basis of proposed rules. Instead, Pepco argued that the only prudent course of action is for the D.C. Commission to await the issuance of final regulations relating to the tax issues and then allow the parties to file supplemental briefs on the tax issues. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential exists that Pepco could be required to make additional gain sharing payments to D.C. customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial condition. It is uncertain when the D.C. Commission will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002 and Pepco is awaiting a Proposed Order from the Hearing Examiner. The principal issue in the case is the same normalization issue that was raised in the D.C. case. Following the filing of comments by Pepco and two other parties, the Hearing Examiner on April 8, 2003: (1) postponed his earlier decision establishing briefing dates on the question of the impact of the proposed rules on the tax issues until after the June 25, 2003 public hearing on the IRS NOPR;(2) allowed the Staff of the Commission and any other parties to submit motions by April 21, 2003 relating to the interpretation of current tax law as set forth in the preamble to the proposed rules and the effect thereof on the tax issues; and (3) allowed Pepco and any other party to file a response to any motion filed by Staff and other parties by April 30, 2003. Staff filed a motion on April 21, 2003, in which it argued that immediate flow through to customers of a portion of the excess deferred income taxes and accumulated deferred investment tax credits can be authorized now based on the NOPR. Pepco filed a response in opposition to Staff's motion on April 30, 2003, in which, among other things, Pepco argued that no action should be taken on the basis of proposed regulations because, as Pepco stated in a similar pleading in the District of Columbia divestiture proceeds case, proposed regulations are not authoritative. The Hearing Examiner will issue a ruling on Staff's motion, although there is no time within which he must issue a ruling. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential also exists that Pepco would be required to make additional gain sharing payments to Maryland customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial condition. It is uncertain when the Hearing Examiner or the Maryland Commission will issue their decisions.

Standard Offer Service (SOS)
District of Columbia

     On February 21, 2003, the D.C. Public Service Commission opened a new proceeding to consider issues relating to (a) the establishment of terms and conditions for providing SOS in the District of Columbia after Pepco's obligation to provide SOS terminates on February 7, 2005, and (b) the selecting of a new SOS provider. Pepco and other parties filed comments on issues identified by the Commission and some parties suggested additional issues. In its comments, Pepco, among other things, suggested that the D.C. law be changed to allow Pepco to continue to be the SOS provider after February 7, 2005. Under existing law, the Commission is to adopt, before January 2, 2004, terms and conditions for SOS and for the selection of a new SOS provider. The Commission is also required, under existing law, to select the new SOS provider before July 2004. Existing law also allows the selection of Pepco as the SOS provider in the event of insufficient bids. At a prehearing conference held on May 15, 2003, the Commission agreed with the recommendations of all but one of the parties to allow a working group, like the one that has been meeting in Maryland, to develop for the Commission's consideration regulations setting the terms and conditions for the provision of SOS service and for the selection of an SOS provider after Pepco's obligation ends in early 2005. However, by order issued on June 24, 2003, the Commission decided that all participating parties should individually propose, by August 29, 2003, regulations setting forth such terms and conditions. The Commission will then issue proposed regulations by September 30, 2003 and allow initial and reply comments from interested parties to be filed by October 30 and November 17, 2003, respectively. Pepco continues to pursue legislation that would allow it to remain as the SOS provider after early 2005.

Maryland

     In accordance with the terms of an agreement approved by the Maryland Commission, customers who are unable to receive generation services from another supplier, or who do not select another supplier, are entitled to receive services from Pepco until July 1, 2004. Pepco has entered into a settlement in Phase I of Maryland Case No. 8908 to extend its provision of SOS services in Maryland. The settlement was approved by the Maryland Commission on April 29, 2003. One party has filed for rehearing of the Commission's April 29 order. The Commission subsequently denied that application for rehearing on July 26, 2003. The settlement provides for an extension of SOS for four years for residential and small commercial customers, an extension of two years for medium sized commercial customers, and an extension of one year for large commercial customers. The settlement also provides for a policy review by the Commission to consider how SOS will be provided after the current extension expires. In addition, the settlement provides for SOS to be procured from the wholesale marketplace and that Pepco will be able to recover its costs of procurement and a return. Following months of meetings in Phase II, final settlement documents were filed on July 2, 2003. The Phase II settlement documents include the Phase II settlement agreement, a model request for proposals for wholesale power to be delivered to the utility SOS providers and a full requirements service agreement between the wholesale suppliers and the utility SOS providers. Initial testimony on the settlement was filed by numerous parties on July 18, 2003. No party filed testimony opposing the Phase II settlement, although at least one party has stated that it opposes the Phase II settlement. The Commission will set hearing and briefing dates.

FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Quarterly Report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding Pepco's intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

     The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond Pepco's control and may cause actual results to differ materially from those contained in forward-looking statements:

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

     Any forward-looking statements speak only as to the date of this Quarterly report and Pepco undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for Pepco to predict all of such factors, nor can Pepco assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.

THIS PAGE LEFT INTENTIONALLY BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONECTIV

     For additional information, other than the information disclosed herein, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of Conectiv's 2002 Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

     The "Consolidated Results of Operations" discussion section below is presented only for the six months ended June 30, 2003, in accordance with General Instruction H(2)(a). Other than the disclosures below, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q.

Electric Revenues
	Six Months Ended June 30,
	2003	2002	Change
	(Dollars in Millions)
Regulated electric revenues	$1,055.6	$ 943.1	$112.5
Non-regulated electric revenues	743.5	233.4	510.1
Total electric revenues	$1,799.1	$1,176.5

     The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service by ACE and DPL within their respective service areas.

Regulated Electric Revenues

     The increase in "Regulated electric revenues" primarily resulted from an increase of $84.9 million in interchange sales from ACE to PJM. The New Jersey BPU mandated that each New Jersey utility participate in an auction to allow third-party energy suppliers to provide Basic Generation Service (BGS) to the customers in its territory. As of August 1, 2002, approximately 80% of the customer MWH load which ACE was serving began to be served by other suppliers. ACE now has generation to sell to PJM which previously was used to supply customers in the territory. Regulated electric retail revenues increased $27.6 million due to higher customer usage of electricity resulting from colder winter weather in 2003, partly offset by a decrease in retail revenues due to an increase in the number of customers who chose alternative suppliers. Customers who have chosen alternate suppliers accounted for 11% of billed sales for the 2003 period compared to 9% for the corresponding 2002 period.

Non-regulated Electric Revenues

     "Non-regulated electric revenues" for both periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3, as discussed in Note 3 to Conectiv's Consolidated Financial Statements included in Item 8 of Part II of the Conectiv 2002 Annual Report on Form 10-K. The increase in "Non-regulated electric revenues" resulted from an increase of $318.8 million in wholesale business related primarily to a new contract resulting from the BGS auction held in February 2002 and increased sales due to colder winter weather, a $143.0 million increase in strategic generation revenues due to higher output in 2003 and higher market prices, and an increase of $48.3 million from other wholesale contracts due to colder weather in 2003.

Gas Revenues
	Six Months Ended June 30,
	2003	2002	Change
	(Dollars in Millions)
Regulated gas revenues	$100.9	$91.3	$ 9.6
Non-regulated gas revenues	114.9	131.1	(16.2)
Total gas revenues	$215.8	$222.4

     DPL has gas revenues from on-system natural gas sales, which generally are subject to price regulation, and from the transportation of natural gas for customers. The table above shows the amounts of gas revenues from sources that were subject to price regulation (regulated) and that were not subject to price regulation (non-regulated).

     The increase in "Regulated gas revenues" primarily resulted from higher revenues of $21.8 million from colder winter weather in 2003, partially offset by lower revenues of $14.5 million resulting from a Gas Cost Rate decrease effective November 2002. Heating degree days increased by 18.5% for the six months ended June 30, 2003.

"Non-regulated gas revenues" for all periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3.

     "Non-regulated gas revenues" decreased during the six months ended June 30, 2003. For the six months ended June 30, 2003, Conectiv Energy had a loss of $85.1 million. Excluding the impact of the previously reported first-quarter after-tax cost of $65.7 million on the cancellation of a combustion turbine contract, Conectiv Energy lost $19.4 million. The $19.4 million was primarily due to net trading losses that resulted from a dramatic rise in natural gas futures prices during February 2003. Pepco Holdings had previously reported a net trading loss of $20 million for February in the Form 8-K dated March 3, 2003. The net trading loss of approximately $19.4 million is net of an after-tax gain of $15 million on the sale of a purchase power contract in February 2003. In response to the trading losses, in early March 2003, Pepco Holdings ceased all proprietary trading activities.

Other Services Revenues

     "Other services" revenues increased $126.0 million to $314.8 million for the six months ended June 30, 2003. The increase was primarily due to higher revenues from the sale of petroleum products, including heating oil, mainly due to higher volume and prices, due to colder winter weather in 2003.

Operating Expenses
Electric Fuel and Purchased Energy

     "Electric fuel and purchased energy" related to non-regulated electric revenue activities for all periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3, as discussed in Note 3 to Conectiv's Consolidated Financial Statements included in Item 8 of Part II of Pepco Holdings, Inc. 2002 Annual Report on Form 10-K. "Electric fuel and purchased energy" increased by $550.6 million to $1,296.1 million for the six months ended June 30, 2003, from $745.5 million for the six months ended June 30, 2002. The increase was due to a $462.7 million increase in "non-regulated electric fuel and purchased energy", primarily related to procuring energy for a new contract resulting from the BGS auction held in February 2002, as noted above in the discussion of "Non-regulated electric revenues." In addition, there was a $130.4 million increase in "regulated electric fuel and purchased energy" primarily related to higher volumes of kilowatt hours delivered due to colder winter weather and higher prices.

Gas Purchased

     "Gas purchased" related to non-regulated gas revenue activities for all periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3, as discussed in Note 3 to Conectiv's Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2002 Annual Report on Form 10-K. "Gas purchased" increased by $107.9 million to $276.2 million for the six months ended June 30, 2003, from $168.3 million for the six months ended June 30, 2002. The increase was mainly due to a $106.3 million increase in the prices paid for gas purchased for trading.

Other Services' Cost of Sales

     Other services' cost of sales increased by $122.7 million to $286.5 million for the six months ended June 30, 2003, from $163.8 million for the six months ended June 30, 2002. The primary reason for the increase was related to higher volumes of petroleum products purchased to support increased sales.

Other Operation and Maintenance

     Other operation and maintenance expenses decreased by $6.4 million to $232.3 million for the six months ended June 30, 2003, from $238.7 million for the six months ended June 30, 2002. The decrease was mainly due to lower amounts of estimated uncollectible accounts receivable of $17.1 million which resulted in less bad debt expenses. This decrease was partially offset by higher pension and other postretirement benefits expense of $3.5 million and service company costs of $5.9 million incurred during the six months ended June 30, 2003.

Impairment Loss

     The impairment loss of $110.7 million (before tax) for the six months ended June 30, 2003 is a result of Conectiv Energy's previously disclosed decision to cancel a contract with General Electric for the delivery of four combustion turbines (CTs). Conectiv Energy cancelled the CTs due to uncertainty in the energy markets and current high level of capacity reserves within PJM. The $57.9 million before-tax purchase accounting reversal offset is not pushed down to Conectiv but is recorded at the Pepco Holdings' level.

Depreciation and Amortization

     Depreciation and amortization expenses increased for the six months ended June 30, 2003 primarily due a $15.6 million increase in the amortization of recoverable stranded costs and an increase of $3.9 million for depreciation of new mid-merit electric generating plants, partially offset by a decrease of $6.4 million in service company depreciation and amortization during the six months ended June 30, 2002.

Deferred Electric Service Costs

     Deferred electric service costs decreased by $41.9 million due to lower costs related to ACE providing Basic Generation Service and due to the $27.5 million charge described below. The balance for ACE's deferred electric service costs was $182.5 million as of June 30, 2003. On July 31, 2003, the NJBPU issued its Summary Order permitting ACE to begin collecting a portion of the deferred costs that were incurred as a result of the New Jersey Electric Discount and Energy Competition Act (EDECA) and to reset rates to recover on-going costs incurred as a result of EDECA.

     The Summary Order approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003. The Summary Order also transferred to ACE's pending base case for further consideration approximately $25.4 million of the deferred balance. The Summary Order estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. Since the amounts included in this decision are based on estimates through July 31, 2003, the actual ending deferred cost balance will be subject to review and finalization by the NJPBU and ACE. The approved rates became effective on August 6, 2003. Based on analysis of the order and in accordance with prevailing accounting rules, ACE recorded a charge of $27.5 million ($16.3 million after-tax) during the second quarter of 2003. This charge is in addition to amounts previously accrued for disallowance. ACE believes the record does not justify the level of disallowance imposed by the NJBPU. ACE is awaiting the final written order from the NJBPU and is evaluating its options related to this decision. The NJBPU's action is not appealable until a final written order has been issued.

Other Income (Expenses)

     Other Income (Expenses) decreased by $3.6 million to a net expense of $(59.2) million for the six months ended June 30, 2003, from a net expense of $(62.8) million for the six months ended June 30, 2002. The decrease is primarily due to a gain of $3.9 million from the sale of Conectiv Operating Services Company and a $1.5 million distribution from Burney Forest Products, partially offset by higher interest expense of $2.0 million due to increased amounts of outstanding long term debt.

Income Taxes
Income taxes decreased by $80.8 million mainly due to lower income from continuing operations before income taxes.
Extraordinary Item

     On July 25, the New Jersey Board of Public Utilities (NJBPU) approved the determination of stranded costs related to ACE's January 31 petition relating to its B.L. England generating facility. The NJBPU approved recovery of $149.5 million. As a result of the order, ACE reversed $10 million of accruals for the three and six months ended June 30 for the possible disallowances related to these stranded costs. The credit to income of $5.9 million is classified as an extraordinary gain in Conectiv's financial statements, since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999.

THIS PAGE LEFT INTENTIONALLY BLANK.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DELMARVA POWER & LIGHT COMPANY
For additional information, other than the information disclosed herein, refer to Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations of DPL's 2002 Form 10-K.
RESULTS OF OPERATIONS

     The "Results of Operations" discussion section below is presented only for the six months ended June 30, 2003, in accordance with General Instruction H(2)(a). Other than the disclosures below, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q.

Electric Revenues
	Six Months Ended June 30,
	2003	2002	Change
	(Dollars in Millions)
Regulated electric revenues	$505.5	$483.4	$22.1
Non-regulated electric revenues	1.8	1.1	0.7
Total electric revenues	$507.3	$484.5

     The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of DPL.

Regulated Electric Revenues

     The increase in "Regulated electric revenues" was primarily due to the following: (i) a $24.3 million increase due to increased sales from colder winter weather, (ii) a $9.7 million increase from higher sales to Delaware Municipal Electric Corporation, and (iii) a decrease of $12.3 million due to more use of alternative suppliers by customers. Customers who have chosen alternate suppliers accounted for 12% of billed sales for the six months ended June 30, 2003 compared to 9% for the six months ended June 30, 2002.

Gas Revenues
	Six Months Ended June 30,
	2003	2002	Change
	(Dollars in Millions)
Regulated gas revenues	$100.9	$91.3	$9.6
Non-regulated gas revenues	17.8	16.8	1.0
Total gas revenues	$118.7	108.1

     DPL has gas revenues from on-system natural gas sales, which generally are subject to price regulation, and from the transportation of natural gas for customers. The table above shows the amounts of gas revenues from sources that were subject to price regulation (regulated) and that were not subject to price regulation (non-regulated).

     The increase in "Regulated gas revenues" primarily resulted from higher revenues of $21.8 million from colder winter weather in 2003, partially offset by lower revenues of $14.5 million resulting from a Gas Cost Rate decrease effective November 2002. Heating degree days increased by 18.5% for the six months ended June 30, 2003.

The increase in "Non-regulated gas revenues" is primarily due to an increase in sales to large industrial customers.
Operating Expenses
Electric Fuel and Purchased Energy

     "Electric fuel and purchased energy" increased by $21.0 million to $331.9 million for the six months ended June 30, 2003, from $310.9 million for the six months ended June 30, 2002. The increase was due to a colder winter and higher fuel prices.

Gas Purchased

     "Gas purchased" increased by $3.9 million to $82.4 million for the six months ended June 30, 2003, from $78.5 million for the six months ended June 30, 2002. The over all increase was due to increased costs of natural gas for the regulated gas delivery business.

Other Operation and Maintenance

     Other operation and maintenance expenses decreased by $3.6 million to $81.7 million for the six months ended June 30, 2003, from $85.3 million for the six months ended June 30, 2002. The decrease was primarily due to a reduction in estimated uncollectible accounts receivable which resulted in lower bad debt expense of approximately $6.5 million partially offset by higher pension costs of approximately $2.7 million.

Depreciation and Amortization

     Depreciation and amortization expenses decreased by $4.4 million to $37.4 million for the six months ended June 30, 2003, from $41.8 million for the six months ended June 30, 2002, primarily due to lower amortization of stranded costs.

Other Income (Expenses)

     Other expenses decreased by $2.2 million to a net expense of $(16.1) million for the six months ended June 30, 2003, from a net expense of $(18.3) million for the six months ended June 30, 2002. This decrease is primarily due to lower interest expense, net of capitalized amounts, resulting from the repayment of long-term debt, partially offset by lower interest and dividend income.

Income Taxes

     Income taxes increased by $1.4 million to $22.0 million for the six months ended June 30, 2003, from $20.6 million for the six months ended June 30, 2002, primarily due to higher income before income taxes.

THIS PAGE LEFT INTENTIONALLY BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC COMPANY
For additional information, other than the information disclosed herein, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of ACE's 2002 Form 10-K.
RESULTS OF OPERATIONS

     The "Results of Operations" discussion section below is presented only for the six months ended June 30, 2003, in accordance with General Instruction H(2)(a). Other than the disclosures below, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q.

Electric Revenues
	Six Months Ended June 30,
	2003 2002		Change
	(Dollars in Millions)
Regulated electric revenues	$550.2	$459.7	$90.5
Non-regulated electric revenues	7.5	2.9	4.6
Total electric revenues	$557.7	$462.6

     The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of ACE.

Regulated Electric Revenues

     The increase in "Regulated electric revenues" was due to the following: (i) regulated electric retail revenues increased $6.5 million due to the colder winter weather in 2003, and (ii) Interchange increased $84.9 million due to the New Jersey BPU mandate that each New Jersey utility participate in an auction to allow third-party energy suppliers to provide Basic Generation Service to the customers in its territory. As of August 1, 2002, approximately 80% of the customer MWH load, which ACE was serving, began to be served by other suppliers. This means that ACE now has generation to sell to PJM, which was previously used by supply customers in the territory.

Operating Expenses
Electric Fuel and Purchased Energy

     "Electric fuel and purchased energy" increased by $66.6 million to $346.3 million for the six months ended June 30, 2003, from $279.7 million for the six months ended June 30, 2002. The increase was due to colder winter weather, higher fuel prices and increased interchange sales.

Other Operation and Maintenance

     Other operation and maintenance expenses decreased by $16.5 million to $104.3 million for the six months ended June 30, 2003, from $120.8 million for the six months ended June 30, 2002. The decrease was mainly due to a reduction in estimated uncollectible accounts receivable which resulted in lower bad debt expense.

Depreciation and Amortization

     Depreciation and amortization expenses increased by $21.6 million to $55.5 million for the six months ended June 30, 2003, from $33.9 million for the six months ended June 30, 2002 primarily due to the following: (i) $11.1 million for amortization of bondable transition property on ACE Funding as result of transition bonds in December 2002, and (ii) $9.8 million for amortization of a regulatory tax asset related to New Jersey stranded costs.

Other Taxes

     Other taxes increased by $0.8 million to $12.1 million for the six months ended June 30, 2003, from $11.3 million for the six months ended June 30, 2002. The increase was mainly due to higher tax expense for the Transitional Energy Facility Assessment, which is based on kilowatt-hour sales.

Deferred Electric Service Costs

     Deferred electric service costs decreased by $41.9 million due to lower costs related to ACE providing Basic Generation Service and due to the $27.5 million charge described below. The balance for ACE's deferred electric service costs was $182.5 million as of June 30, 2003. On July 31, 2003, the NJBPU issued its Summary Order permitting ACE to begin collecting a portion of the deferred costs that were incurred as a result of the New Jersey Electric Discount and Energy Competition Act (EDECA) and to reset rates to recover on-going costs incurred as a result of EDECA.

     The Summary Order approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003. The Summary Order also transferred to ACE's pending base case for further consideration approximately $25.4 million of the deferred balance. The Summary Order estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. Since the amounts included in this decision are based on estimates through July 31, 2003, the actual ending deferred cost balance will be subject to review and finalization by the NJPBU and ACE. The approved rates became effective on August 6, 2003. Based on analysis of the order and in accordance with prevailing accounting rules, ACE recorded a charge of $27.5 million ($16.3 million after-tax) during the second quarter of 2003. This charge is in addition to amounts previously accrued for disallowance. ACE believes the record does not justify the level of disallowance imposed by the NJBPU. ACE is awaiting the final written order from the NJBPU and is evaluating its options related to this decision. The NJBPU's action is not appealable until a final written order has been issued.

Other Income (Expenses)

     Other (expenses) increased by $0.9 million to a net expense of $(21.5) million for the six months ended June 30, 2003, from a net expense of $(20.6) million for the six months ended June 30, 2002. This increase is primarily due to higher interest expense due to increased amounts of outstanding long term debt.

Income Taxes

     Income taxes decreased by $8.5 million to $5.4 million for the six months ended June 30, 2003, from $13.9 million for the six months ended June 30, 2002, primarily due to lower income from continuing operations before income taxes.

Extraordinary Item

     On July 25, the New Jersey Board of Public Utilities (NJBPU) approved the determination of stranded costs related to ACE's January 31 petition relating to its B.L. England generating facility. The NJBPU approved recovery of $149.5 million. As a result of the order, ACE reversed $10 million of accruals for the three and six months ended June 30 for the possible disallowances related to these stranded costs. The credit to income of $5.9 million is classified as an extraordinary gain in ACE's financial statements, since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999.

THIS PAGE LEFT INTENTIONALLY BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC
For the information required by this item refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of ACE Funding's 2002 Form 10-K.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the six months ended June 30, 2003, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the six months ended June 30, 2003, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the six months ended June 30, 2003, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the six months ended June 30, 2003, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures s of June 30, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the six months ended June 30, 2003, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the six months ended June 30, 2003, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Pepco Holdings
Mirant Bankruptcy

     On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For additional information refer to the "Overview - Pepco" section.

Other

     In 1991, Pepco entered into a power purchase agreement ("PPA") with Panda Brandywine, L.P. ("Panda"), the operator/lessee of a qualifying facility, under which Pepco agreed to purchase 230 megawatts of capacity and energy from 1996 through 2021. In connection with the sale by Pepco of its generation assets to affiliates of Mirant Corporation in 2000, Pepco entered into a "back-to-back" arrangement with Mirant whereby Mirant has agreed to purchase from Pepco the entire output under the PPA at a cost equal to the amount Pepco is required to pay to Panda under the PPA. Panda or its affiliates challenged the back-to-back arrangement before the Maryland Public Service Commission (the "Maryland PSC"), the D.C. Public Service Commission (the "DC PSC"), and the Federal Energy Regulatory Commission ("FERC") and in Texas state court ("Texas Action"). In each case Panda contended that the back-to-back arrangement was an assignment, delegation or transfer requiring Panda's consent under the PPA. Panda's requests for relief in the Texas Action and from the DC PSC and the FERC were denied. In the proceeding before the Maryland PSC, Pepco submitted its own motion for an order declaring that the back-to back arrangement does not violate the anti-assignment provisions in the PPA. The Maryland PSC issued a ruling that the back-to-back arrangement did not constitute an assignment or a delegation under the PPA. Panda then sought judicial review of the Maryland PSC ruling in the Maryland Circuit Court for Montgomery County. On April 23, 2001, the Circuit Court reversed the Maryland PSC and ruled that the back-to-back arrangement constituted an assignment of the PPA by Pepco to Mirant, but stayed its decision pending appeal. The Maryland PSC, Maryland People's Counsel and Pepco appealed the Circuit Court ruling to the Maryland Court of Special Appeals. In July 2002, the Court of Special Appeals ruled that, while the Maryland PSC decision could not be sustained as a matter of contract interpretation, the Maryland PSC could approve the back-to-back arrangement as a matter of public policy. In December 2002, the Maryland Court of Appeals granted various petitions for review. On June 10, 2003, the Court of Appeals decided that the "Administration" provisions in Paragraph II.D of Schedule 2.4 to the Asset Purchase and Sale Agreement (APSA) violates the anti-assignment provision in Section 19.1 of the power purchase and sale agreement (PPA) between Pepco and Panda-Brandywine, L.P. (Panda). It did not rule that the power resale provisions of the contract violate Section 19.1 and did not rule that the Pepco resales of power to Mirant violated the PPA.

     In connection with the purchase of Pepco's generation assets, Mirant agreed to an adjustment of the purchase price if the back-to-back arrangement should be determined to violate the PPA as a prohibited assignment, delegation or transfer in a binding court order issued on or before March 19, 2005. The amount that Mirant would be obligated to pay to Pepco pursuant to this adjustment provision is designed to compensate Pepco for loss of the benefit of its arrangement with Mirant at then prevailing market prices. If Mirant were unable to fulfill its contractual obligations to Pepco, the Company believes that its restructuring settlement agreements, which have been approved by the Maryland PSC and the DC PSC, will permit Pepco to recover in its retail distribution rates the above-market power purchase costs that it likely would incur under the PPA.

For the information required by this item, refer also to Item 3, Legal Proceedings of the Company's 2002 Form 10-K.
Pepco
Mirant Bankruptcy

     On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For additional information refer to the "Overview - Pepco" section.

Other

     In 1991, Pepco entered into a power purchase agreement ("PPA") with Panda Brandywine, L.P. ("Panda"), the operator/lessee of a qualifying facility, under which Pepco agreed to purchase 230 megawatts of capacity and energy from 1996 through 2021. In connection with the sale by Pepco of its generation assets to affiliates of Mirant Corporation in 2000, Pepco entered into a "back-to-back" arrangement with Mirant whereby Mirant has agreed to purchase from Pepco the entire output under the PPA at a cost equal to the amount Pepco is required to pay to Panda under the PPA. Panda or its affiliates challenged the back-to-back arrangement before the Maryland Public Service Commission (the "Maryland PSC"), the D.C. Public Service Commission (the "DC PSC"), and the Federal Energy Regulatory Commission ("FERC") and in Texas state court ("Texas Action"). In each case Panda contended that the back-to-back arrangement was an assignment, delegation or transfer requiring Panda's consent under the PPA. Panda's requests for relief in the Texas Action and from the DC PSC and the FERC were denied. In the proceeding before the Maryland PSC, Pepco submitted its own motion for an order declaring that the back-to back arrangement does not violate the anti-assignment provisions in the PPA. The Maryland PSC issued a ruling that the back-to-back arrangement did not constitute an assignment or a delegation under the PPA. Panda then sought judicial review of the Maryland PSC ruling in the Maryland Circuit Court for Montgomery County. On April 23, 2001, the Circuit Court reversed the Maryland PSC and ruled that the back-to-back arrangement constituted an assignment of the PPA by Pepco to Mirant, but stayed its decision pending appeal. The Maryland PSC, Maryland People's Counsel and Pepco appealed the Circuit Court ruling to the Maryland Court of Special Appeals. In July 2002, the Court of Special Appeals ruled that, while the Maryland PSC decision could not be sustained as a matter of contract interpretation, the Maryland PSC could approve the back-to-back arrangement as a matter of public policy. In December 2002, the Maryland Court of Appeals granted various petitions for review. On June 10, 2003, the Court of Appeals decided that the "Administration" provisions in Paragraph II.D of Schedule 2.4 to the Asset Purchase and Sale Agreement (APSA) violates the anti-assignment provision in Section 19.1 of the power purchase and sale agreement (PPA) between Pepco and Panda-Brandywine, L.P. (Panda). It did not rule that the power resale provisions of the contract violate Section 19.1 and did not rule that the Pepco resales of power to Mirant violated the PPA.

     In connection with the purchase of Pepco's generation assets, Mirant agreed to an adjustment of the purchase price if the back-to-back arrangement should be determined to violate the PPA as a prohibited assignment, delegation or transfer in a binding court order issued on or before March 19, 2005. The amount that Mirant would be obligated to pay to Pepco pursuant to this adjustment provision is designed to compensate Pepco for loss of the benefit of its arrangement with Mirant at then prevailing market prices. If Mirant were unable to fulfill its contractual obligations to Pepco, the Company believes that its restructuring settlement agreements, which have been approved by the Maryland PSC and the DC PSC, will permit Pepco to recover in its retail distribution rates the above-market power purchase costs that it likely would incur under the PPA.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Pepco Holdings - None
Pepco - None
INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR CONECTIV, DPL, ACE, AND ACE FUNDING AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q.
Item 5. OTHER INFORMATION
Pepco Holdings - None
Pepco - None
Conectiv - None
DPL - None
ACE - None
ACE Funding - None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

     The documents listed below are being filed or furnished on behalf of Pepco Holdings, Inc. (PHI), Conectiv, Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL), Atlantic City Electric company (ACE) and Atlantic City Electric Transition Funding LLC (ACEF).

Exhibit No.	Registrant(s)	Description of Exhibit	Reference
3.1	PHI	Bylaws	Filed herewith.
3.2	Pepco	Articles of Incorporation	Filed herewith.
10.1	PHI Pepco DPL ACE

364-Day Credit Agreement, dated July 29, 2003, among Pepco Holdings, Inc., Potomac Electric Power Company, Delmarva Power & Light Company, Atlantic City Electric Company, Bank One, NA, as agent, and the Lenders named therein among the Registrants and Bank One, NA, as administrative agent

Filed herewith.
10.2	PHI Pepco DPL ACE

3-Year Credit Agreement, dated July 29, 2003, among Pepco Holdings, Inc., Potomac Electric Power Company, Delmarva Power & Light Company, Atlantic City Electric Company, Bank One, NA, as agent, and the Lenders named therein among the Registrants and Bank One, NA, as administrative agent

Filed herewith
12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.
12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.
12.3	Conectiv	Statements Re: Computation of Ratios	Filed herewith.
12.4	DPL	Statements Re: Computation of Ratios	Filed herewith.
12.5	ACE	Statements Re: Computation of Ratios	Filed herewith.
15	PHI	Independent Accountants' Awareness Letter	Filed herewith.
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.5	Conectiv	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.6	Conectiv	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.7	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.8	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.9	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.10	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.11	ACEF	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.12	ACEF	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.3	Conectiv	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.4	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.5	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.6	ACEF	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

Exhibit 12.1 Statements Re. Computation of Ratios

PEPCO HOLDINGS
	Six Months Ended	For the Year Ended December 31,
	June 30, 2003	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)
Income before extraordinary item	$ 12.2	$210.5	$192.3	$369.1	$256.7	$234.8

Income taxes	(1.6)	124.1	83.5	341.2	114.5	122.3

Fixed charges:
Interest on long-term debt including amortization of discount, premium and expense	188.4	224.5	157.2	221.5	200.5	209.5
Other interest	11.2	21.0	23.8	23.6	23.8	24.0
Preferred dividend requirements of subsidiaries	12.4	20.6	14.2	14.7	17.1	17.1
Total fixed charges	212.0	266.1	195.2	259.8	241.4	250.6

Nonutility capitalized interest	(7.5)	(9.9)	(2.7)	(3.9)	(1.8)	(.6)

Income before extraordinary item, income taxes expense, and fixed charges	$215.1	$590.8	$468.3	$966.2	$610.8	$607.1

Total fixed charges, shown above	212.0	266.1	195.2	259.8	241.4	250.6
Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	.87	1.59	1.43	1.92	1.45	1.52

Fixed charges for ratio computation	$212.9	$267.7	$196.6	$261.7	$242.8	$252.1

Ratio of earnings to fixed charges and preferred dividends	1.01	2.21	2.38	3.69	2.52	2.41

Exhibit 12.2 Statements Re. Computation of Ratios
PEPCO
	Six Months Ended	For the Year Ended December 31,
	June 30, 2003	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)
Net income	$ 44.6	$141.2	$192.3	$369.1	$256.7	$234.8

Income taxes	29.8	79.9	83.5	341.2	114.5	122.3

Fixed charges:
Interest on long-term debt including amortization of discount, premium and expense	38.6	109.5	157.2	221.5	200.5	209.5
Other interest	8.4	17.3	23.8	23.6	23.8	24.0
Preferred dividend requirements of a subsidiary trust	4.6	9.2	9.2	9.2	9.2	5.7
Total fixed charges	51.6	136.0	190.2	254.3	233.5	239.2

Nonutility capitalized interest	-	(.2)	(2.7)	(3.9)	(1.8)	(.6)

Income before extraordinary item, income taxes, and fixed charges	$126.0	$356.9	$463.3	$960.7	$602.9	$595.7

Ratio of earnings to fixed charges	$2.44	2.62	2.44	3.78	2.58	2.49

Total fixed charges, shown above	51.6	136.0	190.2	254.3	233.5	239.2

Preferred dividend requirements, adjusted to a pre-tax amount	4.2	7.8	7.2	10.6	11.4	17.3

Total Fixed Charges and Preferred Dividends	$ 55.8	$143.8	$197.4	$264.9	$244.9	$256.5

Ratio of earnings to fixed charges and preferred dividends	2.26	2.48	2.35	3.63	2.46	2.32

Exhibit 12.3 Statements Re. Computation of Ratios
CONECTIV
	Six Months Ended	For the Year Ended December 31,
	June 30, 2003	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)
(Loss) Income before the cumulative effect of a change in accounting principle and extraordinary item	$(49.2)	$ 90.8	$374.7	$203.8	$143.5	$170.9

Income tax (benefit) expense	(34.8)	70.6	251.6	151.3	123.1	117.9

Fixed charges:
Interest on long-term debt including amortization of discount, premium and expense	63.5	121.6	147.1	166.3	149.7	133.8
Other interest	9.6	32.2	54.2	60.8	37.7	26.2
Preferred dividend requirements of subsidiaries	5.3	15.8	18.7	20.4	20.0	17.9
Total fixed charges	78.4	169.6	220.0	247.5	207.4	177.9

Nonutility capitalized interest	(5.8)	(15.8)	(15.1)	(9.3)	(3.3)	(1.4)

Undistributed earnings of equity method investees	-	-	-	(4.5)	-	-

(Loss) Income before extraordinary item, income tax (benefit) expense, and fixed charges	$(11.4)	$315.2	$831.2	$588.8	$470.7	$465.3

Total fixed charges, shown above	$ 78.4	$169.6	$220.0	$247.5	$207.4	$177.9
Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	.4	1.9	3.6	5.3	6.1	4.9

Fixed charges for ratio computation	$78.8	$171.5	$223.6	$252.8	$213.5	$182.8

Ratio of (loss) earnings to fixed charges and preferred dividends	(.14)	1.84	3.72	2.33	2.20	2.55

Exhibit 12.4 Statements Re. Computation of Ratios
DELMARVA POWER & LIGHT COMPANY
	Six Months Ended	For the Year Ended December 31,
	June 30, 2003	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)
Net income	$33.8	$ 49.7	$200.6	$141.8	$142.2	$112.4

Income taxes	22.0	33.7	139.9	81.5	95.3	72.3

Fixed charges:
Interest on long-term debt including amortization of discount, premium and expense	18.5	42.6	68.5	77.1	77.8	81.1
Other interest	1.3	3.6	3.4	7.5	6.1	9.3
Preferred dividend requirements of a subsidiary trust	2.8	5.7	5.7	5.7	5.7	5.7
Total fixed charges	22.6	51.9	77.6	90.3	89.6	96.1

Nonutility capitalized interest	-	-	-	-	-	-

Income before extraordinary item, income taxes, and fixed charges	$78.4	$135.3	$418.1	$313.6	$327.1	$280.8

Ratio of earnings to fixed charges	3.47	2.61	5.39	3.47	3.65	2.92

Total fixed charges, shown above	$22.6	$ 51.9	$ 77.6	$ 90.3	$ 89.6	$ 96.1

Preferred dividend requirements, adjusted to a pre-tax amount	.8	2.9	6.3	7.7	7.4	7.2

Total fixed charges and preferred dividends	$23.4	$ 54.8	$ 83.9	$ 98.0	$ 97.0	$103.3

Ratio of earnings to fixed charges and preferred dividends	3.35	2.47	4.98	3.20	3.37	2.72

Exhibit 12.5 Statements Re. Computation of Ratios
ATLANTIC CITY ELECTRIC COMPANY
	Six Months Ended	For the Year Ended December 31,
	June 30, 2003	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)
Income before extraordinary item	$ 9.3	$ 28.2	$ 75.5	$ 54.4	$ 63.9	$ 30.3

Income taxes	5.4	16.3	46.7	36.7	49.3	18.2

Fixed charges:
Interest on long-term debt including amortization of discount, premium and expense	29.7	53.1	62.2	76.2	60.6	63.9
Other interest	1.3	2.4	3.3	4.5	3.8	3.4
Preferred dividend requirements of subsidiary trusts	1.8	7.6	7.6	7.6	7.6	6.1
Total fixed charges	32.8	63.1	73.1	88.3	72.0	73.4

Income before extraordinary item, income taxes and fixed charges	$47.5	$107.6	$195.3	$179.4	$185.2	$121.9

Ratio of earnings to fixed charges	1.45	1.71	2.67	2.03	2.57	1.66

Total fixed charges, shown above	$32.8	$ 63.1	$ 73.1	$ 88.3	$ 72.0	$ 73.4

Preferred dividend requirements adjusted to a pre-tax amount	.2	1.1	2.7	3.6	3.8	5.3

Total fixed charges and preferred dividends	$33.0	$ 64.2	$ 75.8	$ 91.9	$ 75.8	$ 78.7

Ratio of earnings to fixed charges and preferred dividends	1.44	1.68	2.58	1.95	2.44	1.55

Exhibit 15
August 13, 2003
Securities and Exchange Commission 450 Fifth Street, N.W. Washington, DC 20549
Commissioners:

We are aware that our report dated August 13, 2003 on our review of interim financial information of Pepco Holdings, Inc. (the "Company") for the three-month and six-month periods ended June 30, 2003 and 2002 and included in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003 is incorporated by reference in the Prospectus constituting parts of the Registration Statements on Forms S-8 (Numbers 333-96673, 333-96675 and 333-96687) and on Form S-3 (Numbers 333-89938, 333-100478 and 333-104350).

Very truly yours,
/s/ PRICEWATERHOUSE COOPERS LLP

Exhibit 31.1
CERTIFICATION
I, Dennis R. Wraase, Chief Executive Officer of Pepco Holdings, Inc., certify that:
1.	I have reviewed this report on Form 10-Q of Pepco Holdings, Inc.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 13, 2003		/s/ D. R. WRAASE Dennis R. Wraase Chief Executive Officer
Exhibit 31.2
CERTIFICATION
I, Andrew W. Williams, Chief Financial Officer of Pepco Holdings, Inc., certify that:
1.	I have reviewed this report on Form 10-Q of Pepco Holdings, Inc.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 13, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer
Exhibit 31.3
CERTIFICATION
I, Dennis R. Wraase, Chief Executive Officer of Potomac Electric Power Company, certify that:
1.	I have reviewed this report on Form 10-Q of Potomac Electric Power Company.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 13, 2003	/s/ D. R. WRAASE Dennis R. Wraase Chief Executive Officer
Exhibit 31.4
CERTIFICATION
I, Andrew W. Williams, Chief Financial Officer of Potomac Electric Power Company, certify that:
1.		I have reviewed this report on Form 10-Q of Potomac Electric Power Company.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 13, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

Exhibit 31.5
CERTIFICATION
I, John M. Derrick, Jr., Chief Executive Officer of Conectiv, certify that:
1.		I have reviewed this report on Form 10-Q of Conectiv.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 13, 2003		/s/ JOHN M. DERRICK, JR. John M. Derrick, Jr. Chief Executive Officer
Exhibit 31.6
CERTIFICATION
I, Andrew W. Williams, Chief Financial Officer of Conectiv, certify that:
1.		I have reviewed this report on Form 10-Q of Conectiv.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 13, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

Exhibit 31.7
CERTIFICATION
I, Thomas S. Shaw, Chief Executive Officer of Delmarva Power & Light Company, certify that:
1.		I have reviewed this report on Form 10-Q of Delmarva Power & Light Company.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 13, 2003		/s/ T. S. SHAW Thomas S. Shaw Chief Executive Officer

Exhibit 31.8
CERTIFICATION
I, Andrew W. Williams, Chief Financial Officer of Delmarva Power & Light Company, certify that:
1.		I have reviewed this report on Form 10-Q of Delmarva Power & Light Company.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 13, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer
Exhibit 31.9
CERTIFICATION
I, Joseph M. Rigby, Chief Executive Officer of Atlantic City Electric Company, certify that:
1.		I have reviewed this report on Form 10-Q of Atlantic City Electric Company.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 13, 2003		/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Executive Officer
Exhibit 31.10
CERTIFICATION
I, Andrew W. Williams, Chief Financial Officer of Atlantic City Electric Company, certify that:
1.		I have reviewed this report on Form 10-Q of Atlantic City Electric Company.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 13, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Chief Financial Officer

Exhibit 31.11
CERTIFICATION
I, Thomas S. Shaw, Chairman of Atlantic City Electric Transition Funding LLC, certify that:
1.		I have reviewed quarterly report on Form 10-Q of Atlantic City Electric Transition Funding LLC.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 13, 2003		/s/ T. S. SHAW Thomas S. Shaw Chairman
Exhibit 31.12
CERTIFICATION
I, James P. Lavin, Chief Financial Officer of Atlantic City Electric Transition Funding LLC, certify that:
1.		I have reviewed this report on Form 10-Q of Atlantic City Electric Transition Funding LLC.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 13, 2003		/s/ JAMES P. LAVIN James P. Lavin Chief Financial Officer
Exhibit 32.1
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

August 13, 2003	/s/ D. R. WRAASE Dennis R. Wraase Chief Executive Officer
August 13, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Pepco Holdings, Inc. and will be retained by Pepco Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2
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

August 13, 2003	/s/ D. R. WRAASE Dennis R. Wraase Chief Executive Officer
August 13, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Potomac Electric Power Company and will be retained by Potomac Electric Power Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.3
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

August 13, 2003	/s/ JOHN M. DERRICK, JR. John M. Derrick, Jr. Chief Executive Officer
August 13, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Conectiv and will be retained by Conectiv and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.4
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

August 13, 2003	/s/ T. S. SHAW Thomas S. Shaw Chief Executive Officer
August 13, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Delmarva Power & Light Company and will be retained by Delmarva Power & Light Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.5
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

August 13, 2003	/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Executive Officer
August 13, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Company and will be retained by Atlantic City Electric Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.6
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

August 13, 2003	/s/ T. S. SHAW Thomas S. Shaw Chairman
August 13, 2003	/s/ JAMES P. LAVIN James P. Lavin Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Transition Funding, LLC and will be retained by Atlantic City Electric Transition Funding, LLC and furnished to the Securities and Exchange Commission or its staff upon request.

(b) Reports on Form 8-K
A Current Report on Form 8-K was filed by the following registrants for the quarter ended June 30, 2003:
PEPCO HOLDINGS
A Current Report on Form 8-K was filed on April 4, 2003. The item reported on such Form 8-K was Item 9 (Regulation FD Disclosure).
A Current Report on Form 8-K was filed on April 25, 2003. The items reported on such Form 8-K were Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure).
A Current Report on Form 8-K was filed on May 1, 2003. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).
A Current Report on Form 8-K was filed on May 20, 2003. The items reported on such Form 8-K were Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure).
A Current Report on Form 8-K/A was filed on May 21, 2003. The item reported on such Form 8-K was Item 5 (Other Events).
A Current Report on Form 8-K/A was filed on May 21, 2003. The item reported on such Form 8-K was Item 7 (Financial Statements and Exhibits).
A Current Report on Form 8-K was filed on May 28, 2003. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).
A Current Report on Form 8-K was filed on June 9, 2003. The items reported on such Form 8-K were Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure).
A Current Report on Form 8-K was filed on June 16, 2003. The items reported on such Form 8-K was Item 5 (Other Events).
PEPCO
None.
CONECTIV
A Current Report on Form 8-K was filed on April 25, 2003. The item reported on such Form 8-K was Item 5 (Other Events).
DPL
None.
ACE
None.
ACE FUNDING
None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2003	PEPCO HOLDINGS, INC. POTOMAC ELECTRIC POWER COMPANY CONECTIV DELMARVA POWER & LIGHT COMPANY (Registrants) By /s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer
August 13, 2003	ATLANTIC CITY ELECTRIC COMPANY (Registrant) By /s/ A. W. WILLIAMS Andrew W. Williams Chief Financial Officer
August 13, 2003	ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC (Registrant) By /s/ JAMES P. LAVIN James P. Lavin Chief Financial Officer

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
3.1	PHI	Bylaws
3.2	Pepco	Articles of Incorporation
10.1	PHI Pepco DPL ACE

364-Day Credit Agreement, dated July 29, 2003, among Pepco Holdings, Inc., Potomac Electric Power Company, Delmarva Power & Light Company, Atlantic City Electric Company, Bank One, NA, as agent, and the Lenders named therein among the Registrants and Bank One, NA, as administrative agent

10.2	PHI Pepco DPL ACE

3-Year Credit Agreement, dated July 29, 2003, among Pepco Holdings, Inc., Potomac Electric Power Company, Delmarva Power & Light Company, Atlantic City Electric Company, Bank One, NA, as agent, and the Lenders named therein among the Registrants and Bank One, NA, as administrative agent

12.1	PHI	Statements Re: Computation of Ratios
12.2	Pepco	Statements Re: Computation of Ratios
12.3	Conectiv	Statements Re: Computation of Ratios
12.4	DPL	Statements Re: Computation of Ratios
12.5	ACE	Statements Re: Computation of Ratios
15	PHI	Independent Accountants' Awareness Letter
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.5	Conectiv	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.6	Conectiv	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.7	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.8	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.9	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.10	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.11	ACEF	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.12	ACEF	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

INDEX TO EXHIBITS FURNISHED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	Conectiv	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.4	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.5	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.6	ACEF	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350