Form 10-Q
period 2003-09-30
PEPCO HOLDINGS INC
filed 2003-11-13
CIK 1135971

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2003
Commission File Number	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone Number	I.R.S. Employer Identification Number
001-31403	PEPCO HOLDINGS, INC. ("Pepco Holdings," a Delaware corporation) 701 Ninth Street, N.W. Washington, D.C. 20068 Telephone: (202)872-2000	52-2297449
001-01072	POTOMAC ELECTRIC POWER COMPANY ("Pepco," a District of Columbia and Virginia corporation) 701 Ninth Street, N.W. Washington, D.C. 20068 Telephone: (202)872-2000	53-0127880
001-13895	CONECTIV ("Conectiv," a Delaware corporation) 800 King Street, P.O. Box 231 Wilmington, Delaware 19899 Telephone: (202)872-2000	51-0377417
001-01405	DELMARVA POWER & LIGHT COMPANY ("DPL," a Delaware and Virginia corporation) 800 King Street, P.O. Box 231 Wilmington, Delaware 19899 Telephone: (202)872-2000	51-0084283
001-03559	ATLANTIC CITY ELECTRIC COMPANY ("ACE," a New Jersey corporation) 800 King Street, P.O. Box 231 Wilmington, Delaware 19899 Telephone: (202)872-2000	21-0398280
333-59558	ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC ("ACE Funding," a New Jersey limited liability company) P.O. Box 15597 Wilmington, Delaware 19850 Telephone: (202)872-2000	51-0408521
Continued
Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Pepco Holdings	Common Stock, $.01 par value	New York Stock Exchange
Pepco	Guarantee by Pepco of the 7-3/8% Trust Originated Preferred Securities issued by Potomac Electric Power Company Trust I	New York Stock Exchange
DPL	Guarantee by DPL of the 8.125% Cumulative Trust Preferred Capital Securities of Delaware Power Financing I	New York Stock Exchange
ACE	Guarantee by ACE of the 7-3/8% Cumulative Quarterly Income Preferred Securities, issued by Atlantic Capital II	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Pepco	Serial Preferred Stock, $50 par value

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

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at September 30, 2003
Pepco Holdings	171,383,998 ($.01 par value)
Pepco	100 ($.01 par value) (a)
Conectiv	100 ($.01 par value) (a)
DPL	1,000 ($2.25 par value) (b)
ACE	18,320,937 ($3 par value)(b)
ACE Funding	None (c)
(a)	As of August 1, 2002, all voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv.
(c)	All voting and non-voting common equity is owned by ACE.

     THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, CONECTIV, DPL, ACE, AND ACE FUNDING. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

THIS PAGE INTENTIONALLY LEFT BLANK.

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.
	Registrants
Item	Pepco Holdings	Pepco	Conectiv	DPL	ACE	ACE Funding
Report of Independent Accountants	3	N/A	N/A	N/A	N/A	N/A
Consolidated Statements of Earnings	4	34	54	72	82	93
Consolidated Statements of Comprehensive Earnings	5	35	55	N/A	N/A	N/A
Consolidated Balance Sheets	6	36	56	73	83	94
Consolidated Statements of Cash Flows	8	38	58	75	85	N/A
Notes to Consolidated Financial Statements	9	39	59	76	86	95

THIS PAGE INTENTIONALLY LEFT BLANK.

Report of Independent Accountants
To the Shareholders and Board of Directors of Pepco Holdings, Inc.

We have reviewed the accompanying consolidated balance sheet of Pepco Holdings, Inc. and its subsidiaries (the Company) as of September 30, 2003, and the related consolidated statements of earnings and consolidated statements of comprehensive earnings for each of the three-month and nine-month periods ended September 30, 2003 and 2002 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of earnings, and the consolidated statements of comprehensive earnings, and consolidated statements of cash flows for the year then ended (not presented herein), and in our report dated February 10, 2003, except as to the twelfth and thirteenth paragraphs of Note 14 for which the date is March 4, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP Washington, DC November 13, 2003

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions, except $ per share data)
Operating Revenue
Pepco	$ 518.4	$516.6	$1,221.9	$1,223.4
Conectiv Power Delivery	750.0	456.0	1,931.6	456.0
Conectiv Energy	556.0	390.4	1,690.6	390.4
Pepco Energy Services	277.1	250.0	822.2	567.3
Other Non-Regulated	29.1	28.2	91.4	79.6
Total Operating Revenue	2,130.6	1,641.2	5,757.7	2,716.7

Operating Expenses
Fuel and purchased energy	1,327.2	1,076.4	3,705.9	1,664.9
Other operation and maintenance	330.6	165.8	1,015.9	317.1
Depreciation and amortization	112.5	72.7	320.4	149.1
Other taxes	81.4	68.5	203.9	162.7
Deferred electric service costs	(0.9)	-	0.6	-
Impairment losses	-	-	52.8	-
Gain on sale of office building	(68.8)	-	(68.8)	-
Total Operating Expenses	1,782.0	1,383.4	5,230.7	2,293.8

Operating Income	348.6	257.8	527.0	422.9

Other Income (Expenses)
Interest and dividend income	3.7	6.1	18.6	17.0
Interest expense	(90.1)	(66.4)	(268.0)	(128.4)
Loss from Equity Investments	(2.0)	(4.3)	(7.9)	(5.7)
Other income	8.6	5.3	27.0	11.7
Other expenses	(4.3)	(2.9)	(9.1)	(9.7)
Total Other Expenses	(84.1)	(62.2)	(239.4)	(115.1)

Preferred Stock Dividend Requirements of Subsidiaries	5.7	6.1	18.1	13.2

Income Tax Expense	101.5	74.3	99.9	110.5

Income Before Extraordinary Item	157.3	115.2	169.6	184.1

Extraordinary Item (net of taxes of $4.1 million for the nine months ended September 30, 2003)	-	-	5.9	-

Net Income	$ 157.3	$ 115.2	$ 175.5	$ 184.1

Average Common Shares Outstanding
Basic and Diluted	171.0	144.4	170.5	119.7

Basic and Diluted Earnings Per Share of Common Stock
Before extraordinary item	$.92	$.80	$1.00	$1.54
Extraordinary item	-	-	.03	-
Total	$.92	$.80	$1.03	$1.54

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions of Dollars)
Net income	$157.3	$115.2	$175.5	$184.1
Other comprehensive earnings (loss), net of taxes
Unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains arising during period	(33.9)	2.3	(43.3)	4.5
Less: reclassification adjustment for (losses) gains included in net earnings	(4.3)	0.1	(7.2)	(0.1)
Net unrealized (losses) gains on derivative instruments	(29.6)	2.2	(36.1)	4.6
Realized gain (loss) on Treasury lock	2.9	(94.9)	8.8	(105.3)
Unrealized gain (loss) on interest rate swap agreements designated as cash flow hedges:
Unrealized holding gains (losses) arising during period	1.5	(12.0)	(4.4)	(11.1)
Less: reclassification adjustment for loss included in net earnings	(2.0)	(0.7)	(3.3)	(1.0)
Net unrealized gain (loss) on interest rate swaps	3.5	(11.3)	(1.1)	(10.1)
Unrealized gains on marketable securities:
Unrealized holding gains arising during period	4.0	0.4	5.7	4.3
Less: reclassification adjustment for gains included in net earnings	0.6	0.2	0.4	-
Net unrealized gains on marketable securities	3.4	0.2	5.3	4.3
Other comprehensive losses, before tax	(19.8)	(103.8)	(23.1)	(106.5)
Income tax benefit	(8.1)	(41.4)	(7.4)	(43.1)
Other comprehensive losses, net of tax	(11.7)	(62.4)	(15.7)	(63.4)
Comprehensive earnings	$145.6	$ 52.8	$159.8	$120.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	September 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 199.1	$ 82.5
Restricted cash	7.1	16.3
Restricted funds held by trustee	24.6	-
Marketable securities	176.9	175.3
Accounts receivable, less allowance for uncollectible accounts of $44.6 million and $37.3 million, respectively	1,154.7	1,118.5
Fuel, materials and supplies-at average cost	240.0	254.9
Prepaid expenses and other	84.1	54.4
Total Current Assets	1,886.5	1,701.9

INVESTMENTS AND OTHER ASSETS
Goodwill	1,432.6	1,431.8
Regulatory assets, net	1,155.5	1,161.9
Investment in finance leases	1,134.3	1,091.6
Prepaid pension expense	111.1	124.9
Other	610.4	538.0
Total Investments and Other Assets	4,443.9	4,348.2

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	10,812.6	10,625.0
Accumulated depreciation	(4,031.8)	(3,827.0)
Net Property, Plant and Equipment	6,780.8	6,798.0

TOTAL ASSETS	$13,111.2	$12,848.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2003	December 31, 2002
	(Millions of Dollars)

CURRENT LIABILITIES
Short-term debt	$ 1,096.2	$ 1,377.4
Accounts payable and accrued liabilities	615.1	638.8
Capital lease obligations due within one year	15.8	15.8
Interest and taxes accrued	206.7	63.4
Other	461.9	501.2
Total Current Liabilities	2,395.7	2,596.6

DEFERRED CREDITS
Income taxes	1,629.2	1,535.2
Investment tax credits	65.0	69.0
Other	463.4	418.4
Total Deferred Credits	2,157.6	2,022.6

LONG-TERM LIABILITIES
Long-term debt	5,058.6	4,712.8
Mandatorily redeemable serial preferred stock	45.0	-
Company obligated mandatorily redeemable preferred securities of subsidiary trust which holds solely parent junior subordinated debentures	220.0	-
Capital lease obligations	116.5	119.6
Total Long-Term Liabilities	5,440.1	4,832.4

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	-	290.0

PREFERRED STOCK
Serial preferred stock	35.3	35.3
Redeemable serial preferred stock	27.9	75.4
Total preferred stock	63.2	110.7

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, - authorized 400,000,000 shares and 200,000,000 shares, respectively - issued 171,383,998 shares and 169,982,361 shares, respectively	1.7	1.7
Premium on stock and other capital contributions	2,238.9	2,212.0
Capital stock expense	(3.3)	(3.2)
Accumulated other comprehensive loss	(68.6)	(52.9)
Retained income	885.9	838.2
Total Shareholders' Equity	3,054.6	2,995.8

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,111.2	$12,848.1

The accompanying Notes are an integral part of these Consolidated Financial Statements

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2003	2002
	(Millions of Dollars)

OPERATING ACTIVITIES
Net income	$ 175.5	$ 184.1
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of office building	(68.8)	-
Gain from sale of aircraft	-	(1.3)
Net loss on derivative contracts	50.4	(5.4)
Extraordinary item	(10.0)	-
Depreciation and amortization	320.4	149.1
Impairment loss	52.8	-
Rents received from leveraged leases under income earned	(54.2)	(25.2)
Changes in:
Accounts receivable	28.7	(21.4)
Regulatory assets, net	(47.5)	89.1
Other deferred charges	(1.2)	4.3
Prepaid expenses	(27.5)	63.5
Derivative and energy trading contracts	(62.9)	8.8
Minority interest liability	(9.5)	-
Prepaid pension costs	13.8	3.7
Inventories	14.8	(18.7)
Accounts payable and accrued payroll	(121.2)	11.7
Interest and taxes accrued, including Federal income tax refund of $135.4 million in 2002	232.5	159.6
Net Cash From Operating Activities	486.1	601.9

INVESTING ACTIVITIES
Acquisition of Conectiv, net of cash acquired	-	(1,075.6)
Net investment in property, plant and equipment	(442.1)	(251.2)
Sale of office buildings	147.7	-
Proceeds from combustion turbine contract cancellation	52.0	-
Purchases of leveraged leases	-	(280.4)
Sales of marketable securities, net of purchases	3.3	-
Sales (purchases) of other investments, net	3.7	(13.7)
Net other investing activities	7.1	(7.5)
Net Cash Used By Investing Activities	(228.3)	(1,628.4)

FINANCING ACTIVITIES
Dividends paid on preferred and common stock	(133.6)	(93.8)
Common stock issued for the Dividend Reinvestment Plan	24.1	-
Redemption of preferred securities	(72.5)	(2.0)
Reacquisition of the Company's common stock	-	(2.2)
Issuances of long-term debt	733.2	1,555.3
Reacquisition of long-term debt	(536.4)	(189.6)
Reacquisition of short-term debt, net	(139.7)	(541.9)
Cost of issuances and financings	(13.2)	(122.1)
Net other financing activities	(3.1)	(3.0)
Net Cash (Used By) From Financing Activities	(141.2)	600.7

Net Increase (Decrease) In Cash and Cash Equivalents	116.6	(425.8)
Cash and Cash Equivalents at Beginning of Period	82.5	515.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 199.1	$ 89.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PEPCO HOLDINGS, INC.

     For additional information, other than the information disclosed in the Notes to Consolidated Financial Statements section herein, refer to Item 8. Financial Statements and Supplementary Data of the Company's 2002 Form 10-K.

(1) ORGANIZATION

     Pepco Holdings, Inc. (Pepco Holdings or the Company), a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), was incorporated under the laws of Delaware on February 9, 2001 for the purpose of effecting Potomac Electric Power Company's (Pepco) acquisition of Conectiv. In accordance with the terms of the merger agreement, upon the consummation of the merger on August 1, 2002, Pepco and Conectiv became wholly owned subsidiaries of Pepco Holdings. Additionally, Pepco, through a series of transactions, transferred its ownership interests in its pre-merger subsidiaries Potomac Capital Investment Corporation (PCI) and Pepco Energy Services, Inc. (Pepco Energy Services) to Pepco Holdings and PCI transferred its ownership interest in its pre-merger subsidiary Pepco Communications, Inc. (Pepcom) to Pepco Holdings. These transactions resulted in PCI, Pepco Energy Services, and Pepcom becoming wholly owned subsidiaries of Pepco Holdings. Additionally, PUHCA imposes certain restrictions on the operations of registered holding companies and their subsidiaries; therefore, Pepco Holdings has a subsidiary service company, named PHI Service Company, that provides a variety of support services to Pepco Holdings and its subsidiaries. The costs of the service company are directly assigned or allocated to Pepco Holdings and its subsidiaries based on prescribed allocation factors listed in the service agreement filed with, and approved by, the Securities and Exchange Commission (SEC). Pepco Holdings manages its operations as described below.

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

Pepco

     Pepco is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Under settlements approved by the Maryland Public Service Commission and the District of Columbia Public Service Commission in connection with the divestiture of its generation assets in 2000, Pepco is required to provide default electricity supply to customers who do not choose another supplier (referred to as "standard offer service" or "SOS") at specified rates to customers in Maryland until July 2004 and to customers in Washington, D.C. until February 2005. This supply is purchased from an affiliate of Mirant Corporation ("Mirant"). On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For a discussion of Pepco's relationship with Mirant, see Note (4) "Commitments and Contingencies" herein. For the twelve months ended September 30, 2003, Pepco delivered 5.7 million megawatt hours to SOS customers in the District of Columbia and 10.3 million megawatt hours to SOS customers in Maryland. For this period total deliveries were 11.0 million megawatt hours in the District of Columbia and 15.0 million megawatt hours in Maryland.

Conectiv Power Delivery

     DPL is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia and provides gas distribution service in northern Delaware. Under settlements approved by the Maryland Public Service Commission and the Delaware Public Service Commission, DPL is required to provide standard offer electricity service at specified rates to residential customers in Maryland until July 2004 and to non-residential customers in Maryland until May 2004 and to provide default electricity service at specified rates to customers in Delaware until May 2006. It is currently expected that DPL will also provide default electric service at specified rates to customers in Virginia until July 2007. However, the Virginia State Corporation Commission could terminate the obligation for some or all classes of customers sooner if it finds that an effectively competitive market exists. Conectiv Energy (described in the "Competitive Energy" section) supplies all of DPL's standard offer and default service load requirements under a supply agreement that ends May 31, 2006. The terms of the supply agreement are structured to coincide with DPL's load requirements under each of its regulatory settlements. Conectiv Energy's resources for supplying DPL's standard offer and default service load include electricity generated by Conectiv Energy's plants and electricity purchased under long-term agreements or in the current market. DPL purchases gas supplies for its customers from marketers and producers in the current market and under short-term and long-term agreements.

     ACE is engaged in the generation, transmission and distribution of electricity in southern New Jersey. Default service obligations, known as Basic Generation Service (BGS) were supplied for the period August 1, 2002 through July 31, 2003 by the following sources. Approximately 80% of the ACE's BGS load was supplied by the winning bidders of the BGS auction. The remaining 20% of ACE's BGS load was supplied utilizing ACE's to be divested fossil fired units (prior to divestiture of the units) and ACE's NUG contracts, to the extent such electric generating plants were not sufficient to satisfy such load. Any excess energy available from these sources was sold to the market to offset the BGS supply costs. Effective August 1, 2003, 100% of the BGS load is supplied by the winning bidders of the 2003 BGS auction with 100% of the capacity and energy available from the NUG contracts sold to the market to offset the NUG contract costs. ACE is providing 500 MW of capacity credits to the winning bidders of the 2003 BGS auction. The energy associated with these capacity credits is sold to the market with the revenues used to offset the operating costs of the fossil units. In January 2003, ACE terminated its competitive bidding process to sell these generation units.

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

Conectiv Energy

     Conectiv Energy supplies power to DPL and ACE and provides wholesale power, capacity, and ancillary services (generally reserves and reliability services) to the Pennsylvania/New Jersey/Maryland (PJM) power pool. Conectiv Energy's generation asset strategy focuses on mid-merit plants with operating flexibility and multi-fuel capability that can quickly change their output level on an economic basis. Mid-merit plants generally are operated during times when demand for electricity rises and prices are higher.

     As of September 30, 2003, Conectiv Energy owned and operated electric generating plants with 3,302 MW of capacity. In January 2002, Conectiv Energy began construction of a 1,100 MW combined cycle plant with six combustion turbines (CTs) at a site in Bethlehem, Pennsylvania. The plant has become operational in stages that added 306 MW in 2002 (resulting from the installation of three CTs), 279 MW in the first quarter of 2003 (resulting from the installation of an additional two CTs and an upgrade of the CTs installed during 2002), 296 MW in the second quarter (resulting from the installation of one additional CT and one waste heat recovery boiler and steam generating unit), and is expected to add an additional 179 MW of capacity in the fourth quarter (resulting from the installation of a second waste heat recovery boiler and steam generating unit) and 30 MW in 2004 resulting from the installation of a spray water system to the six Bethlehem CTs.

Pepco Energy Services

     Pepco Energy Services provides retail electricity and natural gas to residential, commercial, industrial and governmental customers in the mid-Atlantic region. Pepco Energy Services also provides integrated energy management solutions to commercial, industrial and governmental customers, including energy-efficiency contracting, development and construction of "green power" facilities, equipment operation and maintenance, fuel management, and home service agreements. In addition, Pepco Energy Services owns electricity generation plants with approximately 800 MW of peaking capacity, the output of which is sold in the wholesale market. Pepco Energy Services also purchases and sells electricity and natural gas in the wholesale markets to support its commitments to its retail customers. Additionally, depending on market conditions, Pepco Energy Services may elect to use electricity generated from its generating plants to satisfy some of these commitments. These plants are dispatched by PJM.

Other Non-Regulated
This component of Pepco Holdings' business is conducted through its subsidiaries PCI and Pepcom.
PCI

     PCI manages a portfolio of financial investments. During the second quarter of 2003, Pepco Holdings announced the discontinuation of further new investment activity by PCI. Going forward PCI will continue to pursue opportunities to divest its remaining aircraft assets and will continue to manage its existing portfolio of financial investments which principally include energy leveraged leases. These transactions involve PCI's purchase and leaseback of utility assets located outside of the United States. On September 30, 2003, PCI sold its final real estate property, an office building known as Edison Place (that serves as headquarters for Pepco Holdings and Pepco), for $151 million in cash and recognized a pre-tax gain of $68.8 million ($44.7 million after-tax) during the third quarter of 2003.

     As part of the previously announced reorganization of PCI's business activities, on July 31, 2003, the Board of Directors of PCI approved a dividend of Pepco Enterprises, Inc. (PEI), then a wholly owned subsidiary of PCI with assets of $13.2 million, to Pepco Holdings, effective August 1, 2003. Pepco Holdings then, as part of the reorganization, contributed PEI to Pepco Energy Services. PEI includes the principal operating businesses of W.A. Chester and Severn Cable. W.A. Chester provides high voltage construction and maintenance services to utilities and to other customers throughout the United States. Severn Cable provides low voltage electric and telecommunication construction and maintenance services in the Washington, D.C. area.

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

Consolidated Financial Statement Presentation

     The Company's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10K for the year ended December 31, 2002. In management's opinion, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco Holdings' financial position as of September 30, 2003 and 2002, in accordance with GAAP. Interim results for the three months and nine months ended September 30, 2003 may not be indicative of results that will be realized for the full year ending December 31, 2003. Certain prior period amounts have been reclassified in order to conform to current period presentation.

     The accompanying consolidated statements of earnings and the consolidated statements of comprehensive earnings for the three and nine months ended September 30, 2003 and the consolidated statements of cash flows for the nine months ended September 30, 2003 include Pepco Holdings and its subsidiaries results for the full periods. However, these statements for the corresponding periods in 2002, as previously reported by Pepco, include the results of Pepco and its pre-merger subsidiaries for the entire period consolidated with the results of Conectiv and its subsidiaries starting on August 1, 2002, the date the merger was completed. Accordingly, the consolidated balances included in the statements referred to above for the three and nine months ended September 30, 2003 and 2002 are not comparable. However, the amounts presented in the accompanying consolidated balance sheets as of September 30, 2003 and December 31, 2002, respectively, are comparable as both periods presented reflect the impact of the merger transaction with Conectiv.

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

Classification Items

     Pepco Holdings recorded amounts for the allowance for funds used during construction of $1.9 million and $1.2 million for the three months ended September 30, 2003 and 2002, respectively, and $5.9 million and $4.6 million for the nine months ended September 30, 2003 and 2002, respectively. These amounts are recorded as a reduction of "interest expense" within the "other income (expense)" caption in the accompanying consolidated statements of earnings.

     Pepco Holdings recorded amounts for unbilled revenue of $217.2 million and $161.0 million as of September 30, 2003 and December 31, 2002. These amounts are included in the "accounts receivable" line item in the accompanying consolidated balance sheets.

Use of Estimates

     The preparation of financial statements in conformity with GAAP, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by Pepco Holdings include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, unbilled revenue, pension assumptions, and fair values used in the purchase method of accounting and the resulting goodwill balance. Although Pepco Holdings believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Impact of Other Accounting Standards
Severance Costs

     During 2002, Pepco Holdings' management approved initiatives by Pepco and Conectiv to streamline their operating structure by reducing the number of employees at each company. These initiatives met the criteria for the accounting treatment provided under EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." As of December 31, 2002, Pepco Holdings accrued $23.2 million of severance costs in connection with the plan. As of September 30, 2003, the severance liability had a balance of $9.0 million. Based on the number of employees that have or are expected to accept the severance packages, substantially all of the severance liability at September 30, 2003 will be paid through mid 2005. Employees have the option of taking severance payments in a lump sum or over a period of time.

Asset Retirement Obligations

     In September 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which was adopted by Pepco Holdings on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. Based on the implementation of SFAS No. 143, at September 30, 2003, $256.0 million in asset removal costs that are not legal obligations pursuant to the statement ($179.6 million for DPL and $76.4 million for Pepco) and $245.3 million at December 31, 2002 ($173.2 million for DPL and $72.1 million for Pepco) have been accrued and are embedded in accumulated depreciation in the accompanying consolidated balance sheets.

Accounting for Guarantees and Indemnifications

     Pepco Holdings and its subsidiaries have applied the provisions of FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to their agreements that contain guarantee and indemnification clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligation it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of September 30, 2003, Pepco Holdings and its subsidiaries did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on the consolidated balance sheets. Refer to Note 4. Commitments and Contingencies, herein, for a summary of Pepco Holdings' guarantees and other commitments.

New Accounting Standards

     On October 9, 2003, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FIN 46-6 entitled "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46)," deferring the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. The Staff Position defers the effective date of FIN 46 from the fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003 (year end 2003 financial statements for Pepco Holdings), if both the variable interest entity was created before February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than in the disclosures required by paragraph 26 of FIN 46. Pepco Holdings' assessment of FIN 46 to date has identified some entities that may require deconsolidation. However, Pepco Holdings does not anticipate that the implementation of FIN 46 will impact its overall financial condition or results of operations.

     During the third quarter of 2003 Pepco Holdings implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in Pepco Holdings' reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" ("TOPrS") and "Mandatorily Redeemable Serial Preferred Stock" on its consolidated balance sheets to a long term liability classification. In accordance with the provisions of SFAS No. 150, prior period amounts were not reclassified. There was no impact on Pepco Holdings' results of operations from the implementation of this Statement.

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

     For Pepco Holdings' consolidated financial reporting purposes, the Debentures are eliminated in consolidation against the trust's investment in the Debentures. The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2026 to 2038. The Debentures are subject to redemption, in whole or in part, at the option of Pepco, DPL, and/or ACE, at 100% of their principal amount plus accrued interest.

     If redemption had occurred at September 30, 2003, the maximum principal amount required to redeem the securities would have been the same as the amount recorded on the accompanying consolidated balance sheet.

		Shares Outstanding		Amount
Issuer	Series	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2003	Dec. 31, 2002
				(Millions of Dollars)
Pepco financing trust	$25 per share, 7.375%	5,000,000	5,000,000	$125.0	$125.0
DPL financing trust	$25 per share, 8.125%	2,800,000	2,800,000	70.0	70.0
ACE financing trust	$25 per share, 8.25%	-	2,800,000	-	70.0
ACE financing trust	$25 per share, 7.375%	1,000,000	1,000,000	25.0	25.0
				$220.0	$290.0

     Pepco had outstanding $45 million and $47.5 million at September 30, 2003 and December 31, 2002, respectively, related to shares of $3.40 (6.80%) Series of 1992 that are subject to mandatory redemption, at par, through the operation of a sinking fund that began redeeming 50,000 shares annually, on September 1, 2002, with the remaining shares to be redeemed on September 1, 2007. There were 900,000 shares and 950,000 shares, outstanding at September 30, 2003 and December 31, 2002, respectively. The sinking fund requirements through 2006 with respect to the Redeemable Serial Preferred Stock are $2.5 million in 2004, 2005, and 2006. In the event of default with respect to dividends, or sinking fund or other redemption requirements relating to the mandatorily serial preferred stock, no dividends may be paid, nor any other distribution made, on common stock. Payments of dividends on all series of serial preferred or preference stock, including series that are mandatorily redeemable, must be made concurrently. If redemption had occurred at September 30, 2003, the maximum principal amount required to redeem the securities would have been the same as the amount recorded on the accompanying consolidated balance sheet.

(3) SEGMENT INFORMATION

     Pepco Holdings' management has identified the following reportable segments: Pepco, Conectiv Power Delivery, Conectiv Energy, Pepco Energy Services, and Other Non-Regulated. Intercompany (intersegment) revenues and expenses are not eliminated at the segment level for purposes of presenting segment financial results. Elimination of these intercompany amounts is accomplished through the "Corporate and Other" column. Segment financial information for the three and nine months ended September 30, 2003 and 2002 is as follows.

	Three Months Ended September 30, 2003 (a) (In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	(b) Corp. & Other	PHI Cons.
Operating Revenue	$ 518.4	$ 754.2	$ 792.8	$278.9	$ 28.0	$ (241.7)	$ 2,130.6
Operating Expense	405.2	666.9	748.1	272.9	(62.8)	(248.3)	1,782.0
Operating Income	113.2	87.3	44.7	6.0	90.8	6.6	348.6
Net Income (Loss)	$ 57.1	$ 38.5	$ 23.1	$ 3.6	$ 50.4	$ (15.4)	$ 157.3
Total Assets at September 30, 2003	$3,559.3	$4,297.2	$2,049.1	$389.5	$1,533.2	$1,282.9	$13,111.2

(a)

These amounts reflect the operating results of Pepco Holdings and its subsidiaries for the full three month period ended September 30,2003. These amounts are not comparable with the corresponding 2002 period, which include the results of Pepco and its pre-merger subsidiaries for the entire period consolidated with the results of Conectiv and its subsidiaries starting on August 1, 2002, the date the merger was completed.

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

	Three Months September 30, 2002 (c) (In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	(d) Corp. & Other	PHI Cons.
Operating Revenue	$ 516.7	$ 456.7	$ 557.0	$250.1	$ 27.7	$(167.0)	$ 1,641.2
Operating Expense	375.7	407.6	516.4	244.4	9.0	(169.7)	1,383.4
Operating Income	141.0	49.1	40.6	5.7	18.7	2.7	257.8
Net Income (Loss)	$ 70.3	$ 21.4	$ 22.4	$ 3.4	$ 7.9	(10.2)	$ 115.2
Total Assets at September 30, 2002	$3,566.7	$4,408.7	$1,898.8	$262.4	$1,542.9	$ 865.1	$12,544.6

(c)

These amounts reflect the results of Pepco and its pre-merger subsidiaries for the entire period consolidated with the results of Conectiv and its subsidiaries starting on August 1, 2002, the date the merger was completed. These amounts are not comparable with the corresponding 2003 period, which include Pepco Holdings and its subsidiaries results for the entire period.

(d)

"Corporate & Other" for 2002 primarily includes the elimination of all intercompany operating revenues and expenses. In addition, this includes unallocated Pepco Holdings (parent company) capital costs, such as acquisition financing costs as well as depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002.

	Nine Months Ended September 30, 2003 (a) (In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	(b) Corp. & Other	PHI Cons.
Operating Revenue	$1,221.9	$1,939.3	$2,335.5	$828.9	$ 92.6	$ (660.5)	$ 5,757.7
Operating Expense	991.6	1,712.0	2,426.5	831.2	(42.2)	(688.4)	5,230.7
Operating Income (Loss)	230.3	227.3	(91.0)	(2.3)	134.8	27.9	527.0
Extraordinary Item (net of taxes of (4.1 million)	-	5.9	-	-	-	-	5.9
Net Income (Loss)	$ 102.0	$ 86.2	$ (62.0)	$ .7	$ 68.8	$ (20.2)	$ 175.5

(a)

These amounts reflect the operating results of Pepco Holdings and its subsidiaries for the full nine month period ended September 30, 2003. These amounts are not comparable with the corresponding 2002 period, which include only the results of Pepco and its pre-merger subsidiaries for the entire period consolidated with the results of Conectiv and its subsidiaries starting on August 1, 2002, the date the merger was completed.

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

	Nine Months Ended September 30, 2002 (c) (In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	(d) Corp. & Other	PHI Cons.
Operating Revenue	$1,223.5	$ 456.7	$ 557.0	$567.4	$ 79.0	$(166.9)	$ 2,716.7
Operating Expense	948.8	407.6	516.4	561.0	29.7	(169.7)	2,293.8
Operating Income	274.7	49.1	40.6	6.4	49.3	2.8	422.9
Net Income (Loss)	$ 125.3	$ 21.4	$ 22.4	$ 4.4	$ 20.9	$ (10.3)	$ 184.1

(c)

These amounts reflect the results of Pepco and its pre-merger subsidiaries for the entire period consolidated with the results of Conectiv and its subsidiaries starting on August 1, 2002, the date the merger was completed. These amounts are not comparable with the corresponding 2003 period, which includes Pepco Holdings and its subsidiaries results for the entire period.

(d)

"Corporate & Other" for 2002 primarily includes the elimination of all intercompany operating revenues and expenses. In addition, unallocated Pepco Holdings (parent company) capital costs, such as acquisition financing costs as well as depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002, are included here.

(4) COMMITMENTS AND CONTINGENCIES
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. As part of the sale, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries (collectively, "Mirant"). On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). Under bankruptcy law, a debtor generally may, with authorization from a bankruptcy court, assume or reject executory contracts. A rejection of an executory contract entitles the counterparty to file a claim as an unsecured creditor against the bankruptcy estate for damages incurred due to the rejection of the contract. In a bankruptcy proceeding, a debtor can normally restructure some or all of its pre-petition liabilities.

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco Holdings and Pepco. However, management currently believes that Pepco Holdings and Pepco currently have sufficient cash, cash flow and borrowing capacity under their credit facilities and in the capital markets to be able to satisfy the additional cash requirements that may arise due to the Mirant bankruptcy. Accordingly management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco Holdings or Pepco to fulfill their contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of either company.

Transition Power Agreements

     As part of the asset purchase and sale agreement for the Pepco generation assets (the "Asset Purchase and Sale Agreement"), Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the "TPAs"). Under these agreements, Mirant was obligated to supply Pepco with all of the capacity and energy needed to fulfill its standard offer service obligations in Maryland through June 2004 and its standard offer service obligations in the District of Columbia into January 2005, in each case at rates that were lower than the rates that Pepco charges to its customers. The rates under the TPAs currently are less than the prevailing market rates.

     On October 24, 2003, Pepco entered into a Settlement Agreement and Release (the "Settlement Agreement") with Mirant Corporation and its affiliate Mirant Americas Energy Marketing, LP (the "Mirant Parties"), pursuant to which the Mirant Parties have agreed that they will assume both of the TPAs in exchange for Pepco's agreement to amend the TPAs, effective October 1, 2003, to increase the purchase price of energy under the TPAs. Under the Settlement Agreement, the parties also agreed that Pepco will have an allowed, pre-petition general unsecured claim against each of the Mirant Parties in the amount of $105 million (the "Pepco TPA Claim"). Additionally, Pepco will have the right to assert the Pepco TPA Claim against other Mirant debtors. The effectiveness of the Settlement Agreement is contingent upon the approval of the Settlement Agreement, including the Pepco TPA Claim, by an order of the Bankruptcy Court. At a hearing on November 12, 2003, the Bankruptcy Court indicated it would approve the Settlement Agreement, subject to the parties agreeing on the forms of the applicable orders.

     In accordance with the Settlement Agreement, the purchase price of energy would increase to $41.90 per megawatt hour during summer months (May 1 through September 30) and $31.70 per megawatt hour during winter months (October 1 through April 30) under the District of Columbia TPA and would increase to $46.40 per megawatt hour during summer months and $28.60 per megawatt hour during winter months under the Maryland TPA. Under the amended TPAs, the purchase prices paid by Pepco for capacity in the District of Columbia and Maryland would remain $3.50 per megawatt hour and the charge paid by Pepco for certain ancillary services would remain $.50 per megawatt hour. The revisions would result in an increase in the average purchase price to Pepco for energy from approximately 3.4 cents per kilowatt hour to an average purchase price of approximately 4.0 cents per kilowatt hour. The revenues produced by the currently approved tariff rates that Pepco charges its customers for providing standard offer service average approximately 4.1 cents per kilowatt hour.

     The Settlement Agreement, if approved by the Bankruptcy Court, would eliminate the price risk that Pepco would have incurred had the TPAs been rejected. Pepco estimates that, if the Settlement Agreement is approved by the court, it will pay Mirant an additional $105 million for the purchase of energy over the remaining terms of the TPAs. These payments will be offset by a reduction of payments by Pepco to customers for the period 2003 through 2006 of approximately $45 million pursuant to the generation procurement credit established pursuant to regulatory settlements entered into in the District of Columbia and Maryland under which Pepco and its customers share any margin between the price paid by Pepco to procure standard offer service and the price paid by customers for standard offer service. As a result, Pepco currently anticipates that it will incur a net additional cash outlay of approximately $60 million due to the amendments of the respective TPAs. The foregoing estimates are based on current service territory load served by competitive suppliers and by standard offer service and does not include financing costs, all of which could be subject to fluctuation.

     If the Settlement Agreement is not approved and the TPAs are successfully rejected by Mirant, Pepco would be required to replace the electricity currently supplied under the TPAs, likely through one or more supply contracts supplemented by market purchases. Pepco is confident that it would have alternative sources of supply sufficient to fulfill its standard offer service obligations to customers in Washington, D.C. which expire in February 2005 and Maryland at the end of June 2004. Pepco estimates that as of November 12, 2003 it would cost approximately $30 million for the remainder of 2003, $100 million in 2004 and $9 million in 2005 to replace, at a projected purchase price of approximately 4.7 cents per kilowatt hour, the electricity required to supply Pepco's standard offer service obligations in Maryland and the District of Columbia for the remainder of the respective terms of the TPAs. These figures include the impact of the generation procurement credit.

     In summary, if the Settlement Agreement is approved, or if the Settlement Agreement is not approved and the TPAs are successfully rejected, Pepco's earnings in the future will be lower. There was no impact on Pepco's results of operations or financial condition during the quarter ended September 30, 2003, as a result of the amended TPAs.

     There is no assurance that the Bankruptcy Court will approve the Settlement Agreement. If the Settlement Agreement is approved, the amount, if any, that Pepco will be able to recover from the Mirant bankruptcy estate in respect of the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate. Accordingly, no receivable has been recorded in Pepco's accounting records. Any recovery would be subject to the generation procurement credit.

Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison ("FirstEnergy"), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the "FirstEnergy PPA"). Under an agreement with Panda-Brandywine, L.P. ("Panda"), entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the "Panda PPA"). In each case, the purchase price is substantially in excess of current market prices. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated, among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs (the "PPA-Related Obligations").

Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due Pepco in respect of the PPA-Related Obligations (the "Mirant Pre-Petition Obligations"). The Mirant Pre-Petition Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco will file a claim against the Mirant bankruptcy estate to recover the full amount of this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. In view of this uncertainty, Pepco, in the third quarter of 2003, expensed $14.5 million ($8.7 million after-tax) to establish a reserve against the $29 million receivable from Mirant. The amount expensed represents Pepco's current estimate of the possible outcome in bankruptcy, although the amount ultimately recoverable could be higher or lower.

Mirant's Attempt to Reject the PPA-Related Obligations

     On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations. Mirant's motion also sought injunctions to prohibit Pepco from initiating, or encouraging any person or entity to initiate, any proceedings before the Federal Energy Regulatory Commission ("FERC") that seek to require Mirant to perform the PPA-Related Obligations and to prohibit FERC from taking any action to require Mirant to perform the PPA-Related Obligations.

     On September 25, 2003, the Bankruptcy Court entered an order stating that it was not necessary to issue an injunction against Pepco because the automatic stay provisions of the Bankruptcy Code prohibit Pepco from commencing or continuing any judicial or administrative proceedings against Mirant. The Bankruptcy Court's order did grant a preliminary injunction that prohibits FERC from (i) taking any action to require or coerce Mirant to abide by the terms of the PPA-Related Obligations or commencing or continuing any proceeding outside of the Bankruptcy Court with respect to the PPA-Related Obligations and (ii) taking any action, or encouraging any person or entity to take an action, to require or coerce Mirant to abide by the terms of the TPAs. The Bankruptcy Court also ordered Mirant to continue to perform the PPA-Related Obligations and its obligations under the TPAs until relieved of those obligations by an order of an appropriate court.

     Upon motions filed by Pepco and FERC, on October 9, 2003, the U.S. District Court for the Northern District of Texas (the "District Court") withdrew jurisdiction over both the rejection and preliminary injunction proceedings from the Bankruptcy Court. On October 30, Pepco submitted to the District Court its opposition to Mirant's motion to reject the PPA-Related Obligations. FERC filed a brief in support of Pepco's position on the same date. In addition, the National Association of Regulatory Utility Commissioners filed an amicus brief in support of Pepco's position on October 30, 2003. On November 6, Mirant submitted its reply to Pepco's opposition and The Official Committee of Unsecured Creditors of Mirant Corporation filed a brief in support of Mirant's motion to reject the PPA-Related Obligations. Pepco is exercising all available legal remedies and vigorously opposing Mirant's attempts to reject the PPA-Related Obligations in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of the proceeding cannot be predicted with any degree of certainty.

     In accordance with the Bankruptcy Court's September 25 order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of the ongoing proceedings. However, if Mirant successfully rejects, and is otherwise permitted to stop performing the PPA-Related Obligations, Pepco would be required to repay to Mirant, for the period beginning on the effective date of the rejection (the earliest possible effective date is September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it would be required to repay to Mirant if rejection were permitted as indicated above, as of November 12, 2003, is approximately $21 million. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge such amounts accrued from July 14, 2003, the date on which Mirant filed its bankruptcy petition to September 18, 2003, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.8 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected. If Pepco were required to repay any such amounts, the payment would be expensed at the time the payment is made.

     The following are estimates prepared by Pepco of its additional exposure if Mirant's motion to reject its PPA-Related Obligations is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of November 1, 2003, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of November 1, 2003, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 5.7 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 3.9 cents per kilowatt hour, Pepco estimates that it would cost approximately $12 million for the remainder of 2003, $75 million in 2004 and $65 million in 2005, the last year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of November 1, 2003, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 14.3 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 7.1 cents per kilowatt hour, Pepco estimates that it would cost approximately $7 million for the remainder of 2003, $40 million in 2004, and $35 million in 2005 and approximately $35 million to $40 million annually thereafter through the 2021 contract termination date. For a discussion of a separate dispute with Panda regarding this agreement, see Part II, Item I, Legal Proceedings. Any potential liability in the Panda litigation would be encompassed within the estimated loss discussed above.

     The ability of Pepco to recover from the Mirant bankruptcy estate in respect of the Mirant Pre-Petition Obligations and damages if the PPA-Related Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment or the timing of any recovery.

     If Mirant successfully rejects the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the Maryland and District of Columbia Public Service Commissions to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the Maryland and District of Columbia Public Service Commissions in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant is successful in its motion to reject the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered ultimately through Pepco's distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. ("SMECO") under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating station (the "SMECO Agreement"). The agreement commenced in 1990 and has a monthly payment of approximately $.5 million. Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder. At this time, Mirant continues to make post-petition payments due to SMECO.

Other Commitments and Contingencies
Rate Changes

     On February 3, 2003, ACE filed a petition with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution rates in New Jersey. The petition seeks a rate increase of approximately $68.4 million in electric delivery revenues, which equates to an increase in average total electricity rates of 6.9 percent overall. This is the first increase requested for electric distribution rates since 1991 and requests continuation of the currently authorized 12.5% Return on Equity (ROE). Of the $68.4 million increase requested, $63.4 is related to an increase in ACE's distribution rates. The remaining $5.0 million of ACE's request is related to the recovery of regulatory assets through ACE's Regulatory Asset Recovery Charge (RARC). The recovery of regulatory assets is requested over a four-year period, including carrying costs. The RARC request was subsequently modified to $4.2 million since some of the costs included in the original filing were no longer being incurred by ACE. The revised total revenue request was $67.6 million. On October 28, 2003, ACE filed a required update to reflect actuals for the entire test year. By updating forecasted data and making corrections that were identified in discovery or the updating process, the revised increase is $36.8 million, plus a RARC of $4.5 million, for a total increase request of $41.3 million. By Order dated July 31, 2003 in another matter, the NJBPU moved consideration of approximately $25.4 million of deferred restructuring costs into this proceeding. These deferred restructuring costs are subject to deferred accounting through the Basic Generation Service, Net Non-Utility Generation Charge, Market Transition Charge and Societal Benefits Charge of the Company's tariffs. In the October 28, 2003, update to the base case ACE filed testimony supporting the recovery of $31 million in deferred costs transferred to the Base Case from the deferral case. Of these costs, $3.7 million are associated with the Company's Basic Generation Service (BGS) activities and $27.3 million of the costs are restructuring transition-related costs. The filing also supported recovery of $5.1 million in transaction costs related to the fossil generation divestiture efforts. If recovery of the $36.1 million is approved, it is expected that recovery, with interest, will continue to be subject to deferred accounting through the above listed components of ACE's tariffs over a period of time as determined by the NJBPU. A schedule has been set which would make possible a final order in mid 2004. ACE cannot predict at this time the outcome of this filing.

     On March 31, 2003, DPL filed with the Delaware Public Service Commission for a gas base rate increase of $16.8 million, or an increase of 12.7% in total operating revenue. The filing included a request for a ROE of 12.5%. DPL is currently authorized a ROE of 11.5% in Delaware. This is the first increase requested for its gas distribution since 1994. DPL has exercised its statutory right to place an interim base rate increase of $2.5 million or 1.9% into effect on May 30, 2003, subject to refund. On October 7, 2003 a settlement agreement of all parties was filed with the DPSC. The settlement provides for an annual increase in Gas Base Revenues of $7.75 million, with a 10.5% ROE. This equates to a 5.8% increase in total revenues. In addition, the Settlement provides for establishment of an Environmental Surcharge to recover costs associated with remediation of a Coal Gas Site and no refund of the previously implemented interim rate increase. On October 21, 2003 the Commission remanded the case back to Hearing Examiner to conduct an evening public hearing because a group of customers voiced a concern that they had not had an opportunity to be heard. On Monday, November 3, 2003, this hearing was held. The Hearing Examiner will now issue his report on the settlement that was previously submitted to him that reflects a final $7.75 million gas base increase. The Hearing Examiner's report will reflect whatever weight he assigns to the public hearing held on November 3. It is expected that the Commission will deliberate on the Hearing Examiner's recommendation on Tuesday, November 25, 2003. In addition, an increase to the Company's Gas Cost Adjustment was effective on November 1, 2003. This change, which is made on an annual basis, results from a filing made by the Company on August 29, 2003, and will be the subject of a regulatory review.

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

     On February 5, 2003, the NJBPU issued an order on its own initiative seeking input from ACE and the Ratepayer Advocate within 10 days as to whether and by how much to cut the 13% pre-tax return that ACE was then authorized to earn on BLE. ACE responded on February 18 with arguments that: 1) reduced costs to ratepayers could be achieved legally through timely approvals by the NJBPU of the stranded cost filing made by ACE on January 31, 2003, and a securitization filing made the week of February 10; and 2) it would be unlawful, perhaps unconstitutional, and a breach of settlement and prior orders for the NJBPU to deny a fair recovery on prudently incurred investment and to do so without evidentiary hearings or other due process. On April 21, 2003, the NJBPU issued an order making the return previously allowed on BLE interim, as of the date of the order, and directing that the issue of the appropriate return for BLE be included in the stranded cost proceeding. On July 25, 2003, the NJBPU voted to approve a pre-tax return reflecting a 9.75% Return on Equity for the period April 21, 2003 through August 1, 2003. The rate from August 1, 2003 through such time as ACE securitizes the stranded costs will be 5.25%, which the NJBPU represents as being approximately equivalent to the securitization rate. On September 25, 2003 the NJBPU issued its written order memorializing its July 25, 2003 decision.

     On February 14, 2003, ACE filed a Bondable Stranded Costs Rate Order Petition with the NJBPU. The petition requested authority to issue $160 million of Transition Bonds to finance the recovery of stranded costs associated with BLE and costs of issuances. This proceeding is related to the proceeding seeking an administrative determination of the stranded costs associated with BLE that was the subject of the July 25, 2003 NJBPU vote. On September 25, 2003 the NJBPU issued its bondable stranded cost rate order authorizing the issuance of up to $152 million of transition bonds.

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

Standard Offer Service (SOS)
District of Columbia

     On February 21, 2003, the D.C. Public Service Commission opened a new proceeding to consider issues relating to (a) the establishment of terms and conditions for providing SOS in the District of Columbia after Pepco's obligation to provide SOS terminates on February 7, 2005, and (b) the selecting of a new SOS provider. Pepco and other parties filed comments on issues identified by the Commission and some parties suggested additional issues. In its comments, Pepco, among other things, suggested that the D.C. law be changed to allow Pepco to continue to be the SOS provider after February 7, 2005. Under existing law, the Commission is to adopt, before January 2, 2004, terms and conditions for SOS and for the selection of a new SOS provider. The Commission is also required, under existing law, to select the new SOS provider before July 2004. Existing law also allows the selection of Pepco as the SOS provider in the event of insufficient bids. At a prehearing conference held on May 15, 2003, the Commission agreed with the recommendations of all but one of the parties to allow a working group, like the one that has been meeting in Maryland, to develop for the Commission's consideration regulations setting the terms and conditions for the provision of SOS service and for the selection of an SOS provider after Pepco's obligation ends in early 2005. However, by order issued on June 24, 2003, the Commission decided that all participating parties should individually propose, by August 29, 2003, regulations setting forth such terms and conditions. The Commission would then issue proposed regulations by September 30, 2003 and allow initial and reply comments from interested parties to be filed by October 30 and November 17, 2003, respectively.

     On September 29, 2003, the Commission issued draft proposed regulations setting forth terms and conditions for the selection of a new SOS provider(s) and/or the continuation of Pepco as the SOS provider as part of the contingency plan. Pepco and other parties submitted comments on the draft regulations and the Commission is scheduled to issue final regulations by January 2, 2004. The Commission has submitted legislation to the relevant City Council Committee which would provide the Commission with the flexibility to select a SOS provider(s) other than Pepco or Pepco, or perhaps some combination of Pepco and other SOS providers.

Maryland

     In accordance with the terms of an agreement approved by the Maryland Commission, customers who are unable to receive generation services from another supplier, or who do not select another supplier, are entitled to receive services from Pepco until July 2004 and from DPL until May 2004 (non-residential) and July 2004 (residential). Pepco and DPL have entered into a settlement in Phase I of Maryland Case No. 8908 to extend its provision of SOS services in Maryland. The settlement was approved by the Maryland Commission on April 29, 2003. One party has filed for rehearing of the Commission's April 29 order. The Commission subsequently denied that application for rehearing on July 26, 2003. The settlement provides for an extension of SOS for four years for residential and small commercial customers, an extension of two years for medium sized commercial customers, and an extension of one year for large commercial customers. The settlement also provides for a policy review by the Commission to consider how SOS will be provided after the current extension expires. In addition, the settlement provides for SOS to be procured from the wholesale marketplace and that Pepco and DPL will be able to recover its costs of procurement and a return.

     Pepco, DPL, and almost all other parties reached a settlement in Phase II of the case. The Commission approved the Phase II settlement on September 30, 2003. The Phase II settlement provides a detailed process to implement the policies approved in Phase I.

Third Party Guarantees and Indemnifications
Guarantees

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of September 30, 2003, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations as follows:

	Guarantor
	PHI	Conectiv	PCI	Total
Energy trading obligations of Conectiv Energy (1)	$190.1	$32.4	$ -	$222.5
Energy procurement obligations of Pepco Energy Services (1)	17.5	-	-	17.5
Standby letters of credit of Pepco Holdings (2)	41.0	-	-	41.0
Guaranteed lease residual values (3)	-	5.2	-	5.2
Loan agreement (4)	13.1	-	-	13.1
Construction performance guarantees (5)	-	5.2	-	5.2
Other (6)	14.9	4.4	6.0	25.3
Total	$276.6	$47.2	$6.0	$329.8
1.

Pepco Holdings and Conectiv have contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counter parties related to routine energy trading and procurement obligations, including requirements under BGS contracts for ACE.

2.

Pepco Holdings has issued standby letters of credit of $41.0 million on behalf of subsidiaries operations related to Conectiv Energy's competitive energy activities and third party construction performance. These standby letters of credit were put into place in order to allow the subsidiaries flexibility needed to conduct business with counterparties without having to post substantial cash collateral. While the exposure under these standby letters of credit is $41.0 million, Pepco Holdings does not expect to fund the full amount. As of September 30, 2003, the fair value of obligations under these standby letters of credit was not required to be recorded in the Consolidated Balance Sheets.

3.

Subsidiaries of Conectiv have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of September 30, 2003, obligations under the guarantees were approximately $5.2 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantee have not been made by the company as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Conectiv believes the likelihood of requiring payment under the guarantee is remote.

4.

Pepco Holdings has issued a guarantee on the behalf of a subsidiary's 50% unconsolidated investment in a limited liability company for repayment borrowings under a loan agreement of approximately $13.1 million.

5.	Conectiv has performance obligations of $5.2 million relating to obligations to third party suppliers of equipment.
6.	Other guarantees comprise:
o

Other Pepco Holdings obligations represent a commitment for bond payment issued by a subsidiary of $14.9 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.

	o	Other Conectiv obligations represent a commitment for a subsidiary building lease of $4.4 million. Conectiv does not expect to fund the full amount of the exposure under the guarantee.
o

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications LLC. In addition, it has agreed to indemnify RCN for 50% of any payments RCN makes under the Starpower franchise and construction performance bonds.  As of September 30, 2003, the guarantees cover the remaining $3.9 million in rental obligations and $2.1 million in franchise and construction performance bonds issued.

Indemnifications

     Pepco Holdings and certain of its subsidiaries have entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These indemnification agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants set forth in these agreements. Typically, claims may be made by third parties under these indemnification agreements over various periods of time depending on the nature of the claim. The maximum potential exposure under these indemnification agreements can range from a specified dollar amount to an unlimited amount depending on the nature of the claim and the particular transaction. The total maximum potential amount of future payments under these indemnification agreements is not estimable due to several factors, including uncertainty as to whether or when claims may be made under these indemnities.

(5) CONECTIV ENERGY EVENTS

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

(6) PRO FORMA INFORMATION

     Due to the completion of the merger with Conectiv on August 1, 2002, the accompanying consolidated financial statements include Conectiv and its pre merger subsidiaries operating results commencing on August 1, 2002. Accordingly, as discussed in Note (2) Summary of Significant Accounting Policies and Impact of Other Accounting Standards, herein, Pepco Holdings' consolidated operating results for the three and nine-month periods ended September 30, 2003 are not comparable with the corresponding periods in 2002.

     The following pro forma information for Pepco Holdings for the three and nine months ended September 30, 2002, which is based on unaudited data, gives effect to Pepco's merger with Conectiv as if it had been completed on January 1, 2002. This information does not reflect future revenues or cost savings that may result from the merger and is not indicative of actual results of operations had the merger occurred at the beginning of the period presented or of results that may occur in the future.

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
	(In Millions, except Share Data)
Operating Revenue	$2,127.7	$5,169.8
Net Income	95.6	205.1
Earnings per Share of Common Stock	$.59	$1.26

     The primary pro forma adjustments were related to interest expense incurred on acquisition debt and interest income on existing funds used to partially fund the acquisition. Pro forma weighted average shares outstanding for each period were 163.4 million shares.

THIS PAGE INTENTIONALLY LEFT BLANK.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions of Dollars)
Operating Revenue
Utility	$518.4	$516.6	$1,221.9	$1,223.4
Competitive	-	91.0	-	454.2
Total Operating Revenue	518.4	607.6	1,221.9	1,677.6
Operating Expenses
Fuel and purchased energy	241.5	309.3	540.3	873.1
Other operation and maintenance	59.5	65.0	177.1	239.3
Depreciation and amortization	40.1	37.8	119.3	113.7
Other taxes	63.2	56.1	153.1	150.3
Total Operating Expenses	404.3	468.2	989.8	1,376.4
Operating Income	114.1	139.4	232.1	301.2
Other Income (Expenses)
Interest and dividend income	0.4	2.8	2.7	16.8
Interest expense	(16.4)	(23.2)	(53.7)	(85.0)
Loss from Equity Investments, principally a Telecommunication Entity	-	(0.9)	-	(2.1)
Other income	3.3	2.5	7.0	8.7
Other expenses	(3.5)	(2.6)	(11.2)	(9.3)
Total Other Expenses	(16.2)	(21.4)	(55.2)	(70.9)

Distributions on Preferred Securities of Subsidiary Trust	2.3	2.3	6.9	6.9

Income Tax Expense	38.7	46.4	68.5	82.6

Net Income	56.9	69.3	101.5	140.8

Dividends on Preferred Stock	1.2	1.3	3.7	3.8

Earnings Available for Common Stock	$ 55.7	$ 68.0	$ 97.8	$ 137.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions of Dollars)
Net income	$ 56.9	$ 69.3	$101.5	$140.8
Other comprehensive income (loss), net of taxes
Unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains arising during period	-	(1.1)	-	1.1
Less: reclassification adjustment for losses included in net earnings	-	(0.1)	-	(0.3)
Net unrealized (losses) gains on derivative instruments	-	(1.0)	-	1.4
Realized loss on Treasury lock	-	(43.8)	-	(54.2)
Unrealized loss on interest rate swap agreements designated as cash flow hedges:
Unrealized holding (loss) gain arising during period	-	(0.5)	-	0.4
Less: reclassification adjustment for losses included in net earnings	-	-	-	(0.3)
Net unrealized (losses) gains on interest rate swaps	-	(0.5)	-	0.7
Unrealized (losses) gains on marketable securities:
Unrealized holding (losses) gains arising during period	-	-	-	3.7
Less: reclassification adjustment for losses included in net earnings	-	-	-	(0.4)
Net unrealized gains on marketable securities	-	-	-	4.1
Other comprehensive losses, before tax	-	(45.3)	-	(48.0)
Income tax benefit	-	(18.1)	-	(19.8)
Other comprehensive losses, net of tax	-	(27.2)	-	(28.2)
Comprehensive earnings	$ 56.9	$ 42.1	$101.5	$112.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2003	December 31, 2002
ASSETS
	(Millions of Dollars)

CURRENT ASSETS
Cash and cash equivalents	$ 9.7	$ 13.9
Accounts receivable, less allowance for uncollectible accounts of $18.0 million and $3.6 million	381.0	263.0
Note receivable from affiliate	-	110.4
Fuel, materials and supplies - at average cost	37.1	37.8
Prepaid expenses and other	22.7	10.2
Total Current Assets	450.5	435.3
INVESTMENTS AND OTHER ASSETS
Regulatory assets, net	19.6	-
Prepaid pension expense	125.7	182.3
Other	112.6	108.5
Total Investments and Other Assets	257.9	290.8
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,709.0	4,550.0
Accumulated depreciation	(1,858.1)	(1,739.7)
Net Property, Plant and Equipment	2,850.9	2,810.3
TOTAL ASSETS	$3,559.3	$3,536.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2003	December 31, 2002
LIABILITIES AND SHAREHOLDER'S EQUITY
	(Millions of Dollars)

CURRENT LIABILITIES
Short-term debt	$ 193.1	$ 90.0
Accounts payable and accrued liabilities	181.0	167.4
Capital lease obligations due within one year	15.6	15.6
Interest and taxes accrued	103.0	57.6
Other	115.9	119.5
Total Current Liabilities	608.6	450.1
DEFERRED CREDITS
Regulatory liabilities, net	-	15.9
Income taxes	603.8	589.4
Investment tax credits	21.1	22.6
Other	62.7	73.0
Total Deferred Credits	687.6	700.9

LONG-TERM LIABILITIES
Long-term debt	930.9	1,083.5
Mandatorily redeemable serial preferred stock	45.0	-
Company obligated mandatorily redeemable preferred securities of subsidiary trust which holds solely parent junior subordinated debentures	125.0	-
Capital lease obligations	115.8	118.7
Total Long-Term Liabilities	1,216.7	1,202.2

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	-	125.0

PREFERRED STOCK
Serial Preferred Stock	35.3	35.3
Mandatorily redeemable serial preferred stock	-	47.5
Total preferred stock	35.3	82.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, issued 100 shares	-	-
Premium on stock and other capital contributions	507.6	507.6
Capital stock expense	(1.1)	(1.1)
Retained income	504.6	468.9
Total Shareholder's Equity	1,011.1	975.4

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,559.3	$3,536.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2003	2002
	Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 101.5	$ 140.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	119.3	113.7
Rents received from finance leases under income earned	-	(25.2)
Undistributed gain from equity investments	-	(1.3)
Losses on assets	-	6.4
Gain from sale of aircraft	-	(1.3)
Changes in:
Accounts receivable	(117.9)	(78.4)
Proceeds received on note receivables from affiliate	110.4	-
Regulatory assets, net	(34.2)	90.2
Prepaid expenses	(12.5)	12.7
Accounts payable and accrued liabilities	10.9	19.0
Prepaid pension costs	56.5	3.1
Other deferred charges	(8.8)	9.9
Other assets	7.7	(5.6)
Interest and taxes accrued, including Federal income tax refund of $135.4 million in 2002	55.3	104.2
Net Cash From Operating Activities	288.2	388.2

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(167.1)	(146.9)
Proceeds from/changes in:
Purchases of leveraged leases	-	(111.6)
Sales of marketable securities, net of purchases	-	2.2
Purchases of other investments, net of sales	-	(15.4)
Net other investing activities	-	(4.8)
Net Cash Used By Investing Activities	(167.1)	(276.5)

FINANCING ACTIVITIES
Dividend to Pepco Holdings	(62.1)	(413.8)
Dividends paid on preferred and common stock	(3.7)	(66.3)
Redemption of preferred stock	(2.5)	(2.0)
Reacquisition of the Company's common stock	-	(2.2)
Issuances of long-term debt	-	34.2
Reacquisition of long-term debt	(155.0)	(128.4)
Issuances (repayment) of short-term debt, net	103.1	(24.7)
Net other financing activities	(5.1)	(2.3)
Net Cash Used By Financing Activities	(125.3)	(605.5)

Net Decrease In Cash and Cash Equivalents	(4.2)	(493.8)
Cash and Cash Equivalents at Beginning of Period	13.9	515.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 9.7	$ 21.7

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

     Pepco is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Under settlements approved by the Maryland Public Service Commission and the District of Columbia Public Service Commission in connection with the divestiture of its generation assets in 2000, Pepco is required to provide default electricity supply to customers who do not choose another supplier (referred to as "standard offer service" or "SOS") at specified rates to customers in Maryland until July 2004 and to customers in Washington, D.C. until February 2005. This supply is purchased from an affiliate of Mirant Corporation ("Mirant"). On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For a discussion of Pepco's relationship with Mirant, see Note (4) "Commitments and Contingencies" herein. For the twelve months ended September 30, 2003, Pepco delivered 5.7 million megawatt hours to SOS customers in the District of Columbia and 10.3 million megawatt hours to SOS customers in Maryland. For this period total deliveries were 11.0 million megawatt hours in the District of Columbia and 15.0 million megawatt hours in Maryland.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND IMPACT OF OTHER ACCOUNTING STANDARDS
Significant Accounting Policies
Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Pepco and its wholly owned subsidiaries. All intercompany balances and transactions between subsidiaries have been eliminated. Investments in entities in which Pepco has a 20% to 50% interest are accounted for using the equity method of accounting. Under the equity method, investments are initially carried at cost and subsequently adjusted for Pepco's proportionate share of the investees' undistributed earnings or losses and dividends.

Financial Statement Presentation

     Pepco's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10K for the year ended December 31, 2002. In management's opinion, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco's financial position as of September 30, 2003 and 2002, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2003 may not be indicative of results that will be realized for the full year ending December 31, 2003. Certain prior period amounts have been reclassified in order to conform to current period presentation.

     The accompanying consolidated statements of earnings and the consolidated statements of comprehensive earnings for the three and nine months ended September 30, 2003 and the consolidated statements of cash flows for the nine months ended September 30, 2003 include only Pepco's utility operations for the full periods. These statements for the three and nine months ended September 30, 2002, as previously reported by Pepco, include Pepco's operations for the entire periods, consolidated with its pre-merger subsidiaries' operations through July 2002. Accordingly, the financial statements referred to above for the three and nine months ended September 30, 2003, are not comparable. However, the amounts presented in the accompanying consolidated balance sheets as of September 30, 2003 and December 31, 2002, respectively, are comparable as both periods presented reflect the impact of the merger transaction.

Classification Items

     Pepco recorded amounts for the allowance for funds used during construction of $1.3 million and $.9 million for the three months ended September 30, 2003 and 2002, respectively, and $3.7 million and $4.4 million for the nine months ended September 30, 2003 and 2002, respectively. These amounts are recorded as a reduction of "interest expense" within the "other income (expense)" caption in the accompanying consolidated statements of earnings.

     Pepco recorded amounts for unbilled revenue of $101.3 million and $68.8 million as of September 30, 2003 and December 31, 2002. These amounts are included in the "accounts receivable" line item in the accompanying consolidated balance sheets.

Use of Estimates

     The preparation of financial statements in conformity with GAAP, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by Pepco include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, unbilled revenue, and pension assumptions. Although Pepco believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Impact of Other Accounting Standards
Severance Costs

     During 2002, Pepco Holdings' management approved initiatives by Pepco to streamline their operating structure by reducing their number of employees. These initiatives met the criteria for the accounting treatment provided under EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." As of December 31, 2002, Pepco accrued $17.5 million of severance costs in connection with the plan. As of September 30, 2003, the severance liability on Pepco's books was $4.7 million. Based on the number of employees that have or are expected to accept the severance package, substantially all of the severance liability at September 30, 2003 will be paid through mid 2005. Employees have the option of taking severance payments in a lump sum or over a period of time.

Asset Retirement Obligations

     In September 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which was adopted by Pepco on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. Pepco identified $76.4 million and $72.1 million in asset removal costs at September 30, 2003 and December 31, 2002, respectively, that are not legal obligations pursuant to the statement. These removal costs have been accrued and are embedded in accumulated depreciation in the accompanying consolidated balance sheets.

Accounting for Guarantees and Indemnifications

     Pepco has applied the provisions of FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to its agreements that contain guarantee and indemnification clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligation it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

As of September 30, 2003, Pepco was not party to any material guarantees or indemnifications that required disclosure or recognition as a liability on its consolidated balance sheets.
New Accounting Standards

     On October 9, 2003, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FIN 46-6 entitled "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46)," deferring the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. The Staff Position defers the effective date of FIN 46 from the fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003 (year end 2003 financial statements for Pepco), if both the variable interest entity was created before February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than in the disclosures required by paragraph 26 of FIN 46. Pepco's assessment of FIN 46 to date has identified some entities that may require deconsolidation. However, Pepco does not anticipate that the implementation of FIN 46 will impact its overall financial condition or results of operations.

     During the third quarter of 2003 Pepco implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in Pepco's reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" ("TOPrS")and "Mandatorily Redeemable Serial Preferred Stock" on its consolidated balance sheets to a long term liability classification. In accordance with the provisions of SFAS No. 150, prior period amounts were not reclassified. There was no impact on Pepco's results of operations from the implementation of this Statement.

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

     For Pepco's consolidated financial reporting purposes, the Debentures are eliminated in consolidation against the trust's investment in the Debentures. The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2038. The Debentures are subject to redemption, in whole or in part, at the option of Pepco, at 100% of their principal amount plus accrued interest.

     If redemption had occurred at September 30, 2003, the maximum principal amount required to redeem the securities would have been the same as the amount recorded on the accompanying consolidated balance sheet.

	Shares Outstanding		Amount
			(Millions of Dollars)
Series	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2003	Dec. 31, 2002
$25 per share, 7.375%	5,000,000	5,000,000	$125.0	$125.0

     Pepco had outstanding $45 million and $47.5 million at September 30, 2003 and December 31, 2002, respectively, related to shares of $3.40 (6.80%) Series of 1992 that are subject to mandatory redemption, at par, through the operation of a sinking fund that began redeeming 50,000 shares annually, on September 1, 2002, with the remaining shares to be redeemed on September 1, 2007. There were 900,000 shares and 950,000 shares, outstanding at September 30, 2003 and December 31, 2002, respectively. The sinking fund requirements through 2006 with respect to the Redeemable Serial Preferred Stock are $2.5 million in 2004, 2005, and 2006. In the event of default with respect to dividends, or sinking fund or other redemption requirements relating to the mandatorily serial preferred stock, no dividends may be paid, nor any other distribution made, on common stock. Payments of dividends on all series of serial preferred or preference stock, including series that are mandatorily redeemable, must be made concurrently. If redemption had occurred at September 30, 2003, the maximum principal amount required to redeem the securities would have been the same as the amount recorded on the accompanying consolidated balance sheet.

(3) SEGMENT INFORMATION

     As a result of the merger transaction on August 1, 2002, Pepco determined that its regulated utility operations represent its only reportable segment. Segment financial information for the three and nine months ended September 30, 2003 and 2002, along with financial information for Pepco Energy Services and PCI, is as follows:

	Three Months Ended September 30, 2003 (a) (In Millions)
	Utility Segment	Pepco Energy Services	PCI	Corp. & Other	Total Pepco
Operating Revenue	$ 518.4	$ -	$ -	$ -	$ 518.4
Operating Expenses	404.3	-	-	-	404.3
Operating Income	114.1	-	-	-	114.1
Net Income	$ 56.9	$ -	$ -	$ -	$ 56.9

Total Assets at September 30, 2003	$3,559.3	$ -	$ -	$ -	$3,559.3
	Three Months Ended September 30, 2002 (a) (In Millions)
	Utility Segment	Pepco Energy Services	PCI	(b) Corp. & Other	Total Pepco
Operating Revenue	$ 516.6	$83.3	$ 8.6	$ (0.9)	$ 607.6
Operating Expenses	381.7	84.3	3.1	(0.9)	468.2
Operating Income	134.9	(1.0)	5.5	-	139.4
Net Income	$ 68.2	$ (.8)	$ 1.9	$ -	$ 69.3
Total Assets at September 30, 2002	$3,566.7	$ -	$ -	$ -	$3,566.7
(a)

The 2003 results above reflect the post-merger operations of Pepco only. The 2003 results are not comparable with the 2002 amounts, which represent Pepco's operations for the entire period, consolidated with its pre-merger subsidiaries through August 1, 2002, the merger date.

(b)

"Corp. & Other" represents the elimination of $.9 million of rent paid to PCI for Pepco's lease of office space in PCI's 10-story commercial office building for the month of July 2002. The lease commenced in September 2001.

	Nine Months Ended September 30, 2003 (a) (In Millions)
	Utility Segment	Pepco Energy Services	PCI	Corp. & Other	Total Pepco
Operating Revenue	$1,221.9	$ -	$ -	$ -	$1,221.9
Operating Expenses	989.8	-	-	-	989.8
Operating Income	232.1	-	-	-	232.1
Net Income	$ 101.5	$ -	$ -	$ -	$ 101.5

	Nine Months Ended September 30, 2002 (a) (In Millions)
	Utility Segment	Pepco Energy Services	PCI	(b) Corp. & Other	Total Pepco
Operating Revenue	$1,223.5	$401.0	$59.2	$ (6.1)	$1,677.6
Operating Expenses	954.8	401.4	26.3	(6.1)	1,376.4
Operating Income	268.7	(.4)	32.9	-	301.2
Net Income	$ 125.7	$ .2	$14.9	-	$ 140.8
(a)

The 2003 results above reflect the post-merger operations of Pepco only. The 2003 results are not comparable with the 2002 amounts, which represent Pepco's operations for the entire period, consolidated with its pre-merger subsidiaries through August 1, 2002, the merger date.

(b)

"Corp. & Other" represents the elimination of $6.1 million of rent paid to PCI for Pepco's lease of office space in PCI's 10-story commercial office building for the seven months ended July 2002. The lease commenced in September 2001.

(4) COMMITMENTS AND CONTINGENCIES
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. As part of the sale, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries (collectively, "Mirant"). On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). Under bankruptcy law, a debtor generally may, with authorization from a bankruptcy court, assume or reject executory contracts. A rejection of an executory contract entitles the counterparty to file a claim as an unsecured creditor against the bankruptcy estate for damages incurred due to the rejection of the contract. In a bankruptcy proceeding, a debtor can normally restructure some or all of its pre-petition liabilities.

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco. However, management currently believes that Pepco currently has sufficient cash, cash flow and borrowing capacity under its credit facilities and in the capital markets to be able to satisfy the additional cash requirements that may arise due to the Mirant bankruptcy. Accordingly management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco to fulfill its contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of Pepco.

Transition Power Agreements

     As part of the asset purchase and sale agreement for the Pepco generation assets (the "Asset Purchase and Sale Agreement"), Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the "TPAs"). Under these agreements, Mirant was obligated to supply Pepco with all of the capacity and energy needed to fulfill its standard offer service obligations in Maryland through June 2004 and its standard offer service obligations in the District of Columbia into January 2005, in each case at rates that were lower than the rates that Pepco charges to its customers. The rates under the TPAs currently are less than the prevailing market rates.

     On October 24, 2003, Pepco entered into a Settlement Agreement and Release (the "Settlement Agreement") with Mirant Corporation and its affiliate Mirant Americas Energy Marketing, LP (the "Mirant Parties"), pursuant to which the Mirant Parties have agreed that they will assume both of the TPAs in exchange for Pepco's agreement to amend the TPAs, effective October 1, 2003, to increase the purchase price of energy under the TPAs. Under the Settlement Agreement, the parties also agreed that Pepco will have an allowed, pre-petition general unsecured claim against each of the Mirant Parties in the amount of $105 million (the "Pepco TPA Claim"). Additionally, Pepco will have the right to assert the Pepco TPA Claim against other Mirant debtors. The effectiveness of the Settlement Agreement is contingent upon the approval of the Settlement Agreement, including the Pepco TPA Claim, by an order of the Bankruptcy Court. At a hearing on November 12, 2003, the Bankruptcy Court indicated it would approve the Settlement Agreement, subject to the parties agreeing on the forms of the applicable orders.

     In accordance with the Settlement Agreement, the purchase price of energy would increase to $41.90 per megawatt hour during summer months (May 1 through September 30) and $31.70 per megawatt hour during winter months (October 1 through April 30) under the District of Columbia TPA and would increase to $46.40 per megawatt hour during summer months and $28.60 per megawatt hour during winter months under the Maryland TPA. Under the amended TPAs, the purchase prices paid by Pepco for capacity in the District of Columbia and Maryland would remain $3.50 per megawatt hour and the charge paid by Pepco for certain ancillary services would remain $.50 per megawatt hour. The revisions would result in an increase in the average purchase price to Pepco for energy from approximately 3.4 cents per kilowatt hour to an average purchase price of approximately 4.0 cents per kilowatt hour. The revenues produced by the currently approved tariff rates that Pepco charges its customers for providing standard offer service average approximately 4.1 cents per kilowatt hour.

     The Settlement Agreement, if approved by the Bankruptcy Court, would eliminate the price risk that Pepco would have incurred had the TPAs been rejected. Pepco estimates that, if the Settlement Agreement is approved by the court, it will pay Mirant an additional $105 million for the purchase of energy over the remaining terms of the TPAs. These payments will be offset by a reduction of payments by Pepco to customers for the period 2003 through 2006 of approximately $45 million pursuant to the generation procurement credit established pursuant to regulatory settlements entered into in the District of Columbia and Maryland under which Pepco and its customers share any margin between the price paid by Pepco to procure standard offer service and the price paid by customers for standard offer service. As a result, Pepco currently anticipates that it will incur a net additional cash outlay of approximately $60 million due to the amendments of the respective TPAs. The foregoing estimates are based on current service territory load served by competitive suppliers and by standard offer service and does not include financing costs, all of which could be subject to fluctuation.

     If the Settlement Agreement is not approved and the TPAs are successfully rejected by Mirant, Pepco would be required to replace the electricity currently supplied under the TPAs, likely through one or more supply contracts supplemented by market purchases. Pepco is confident that it would have alternative sources of supply sufficient to fulfill its standard offer service obligations to customers in Washington, D.C. which expire in February 2005 and Maryland at the end of June 2004. Pepco estimates that as of November 12, 2003, it would cost approximately $30 million for the remainder of 2003, $100 million in 2004 and $9 million in 2005 to replace, at a projected purchase price of approximately 4.7 cents per kilowatt hour, the electricity required to supply Pepco's standard offer service obligations in Maryland and the District of Columbia for the remainder of the respective terms of the TPAs. These figures include the impact of the generation procurement credit.

     In summary, if the Settlement Agreement is approved, or if the Settlement Agreement is not approved and the TPAs are successfully rejected, Pepco's earnings in the future will be lower. There was no impact on Pepco's results of operations or financial condition during the quarter ended September 30, 2003, as a result of the amended TPAs.

     There is no assurance that the Bankruptcy Court will approve the Settlement Agreement. If the Settlement Agreement is approved, the amount, if any, that Pepco will be able to recover from the Mirant bankruptcy estate in respect of the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate. Accordingly, no receivable has been recorded in Pepco's accounting records. Any recovery would be subject to the generation procurement credit.

Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison ("FirstEnergy"), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the "FirstEnergy PPA"). Under an agreement with Panda-Brandywine, L.P. ("Panda"), entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the "Panda PPA"). In each case, the purchase price is substantially in excess of current market prices. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated, among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs (the "PPA-Related Obligations").

Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due Pepco in respect of the PPA-Related Obligations (the "Mirant Pre-Petition Obligations"). The Mirant Pre-Petition Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco will file a claim against the Mirant bankruptcy estate to recover the full amount of this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. In view of this uncertainty, Pepco, in the third quarter of 2003, expensed $14.5 million ($8.7 million after-tax) to establish a reserve against the $29 million receivable from Mirant. The amount expensed represents Pepco's current estimate of the possible outcome in bankruptcy, although the amount ultimately recoverable could be higher or lower.

Mirant's Attempt to Reject the PPA-Related Obligations

     On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations. Mirant's motion also sought injunctions to prohibit Pepco from initiating, or encouraging any person or entity to initiate, any proceedings before the Federal Energy Regulatory Commission ("FERC") that seek to require Mirant to perform the PPA-Related Obligations and to prohibit FERC from taking any action to require Mirant to perform the PPA-Related Obligations.

     On September 25, 2003, the Bankruptcy Court entered an order stating that it was not necessary to issue an injunction against Pepco because the automatic stay provisions of the Bankruptcy Code prohibit Pepco from commencing or continuing any judicial or administrative proceedings against Mirant. The Bankruptcy Court's order did grant a preliminary injunction that prohibits FERC from (i) taking any action to require or coerce Mirant to abide by the terms of the PPA-Related Obligations or commencing or continuing any proceeding outside of the Bankruptcy Court with respect to the PPA-Related Obligations and (ii) taking any action, or encouraging any person or entity to take an action, to require or coerce Mirant to abide by the terms of the TPAs. The Bankruptcy Court also ordered Mirant to continue to perform the PPA-Related Obligations and its obligations under the TPAs until relieved of those obligations by an order of an appropriate court.

     Upon motions filed by Pepco and FERC, on October 9, 2003, the U.S. District Court for the Northern District of Texas (the "District Court") withdrew jurisdiction over both the rejection and preliminary injunction proceedings from the Bankruptcy Court. On October 30, Pepco submitted to the District Court its opposition to Mirant's motion to reject the PPA-Related Obligations. FERC filed a brief in support of Pepco's position on the same date. In addition, the National Association of Regulatory Utility Commissioners filed an amicus brief in support of Pepco's position on October 30, 2003. On November 6, Mirant submitted its reply to Pepco's opposition and The Official Committee of Unsecured Creditors of Mirant Corporation filed a brief in support of Mirant's motion to reject the PPA-Related Obligations. Pepco is exercising all available legal remedies and vigorously opposing Mirant's attempts to reject the PPA-Related Obligations in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of the proceeding cannot be predicted with any degree of certainty.

     In accordance with the Bankruptcy Court's September 25 order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of the ongoing proceedings. However, if Mirant successfully rejects, and is otherwise permitted to stop performing the PPA-Related Obligations, Pepco would be required to repay to Mirant, for the period beginning on the effective date of the rejection (the earliest possible effective date is September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it would be required to repay to Mirant if rejection were permitted as indicated above, as of November 12, 2003, is approximately $21 million. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge such amounts accrued from July 14, 2003, the date on which Mirant filed its bankruptcy petition to September 18, 2003, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.8 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected. If Pepco were required to repay any such amounts, the payment would be expensed at the time the payment is made.

     The following are estimates prepared by Pepco of its additional exposure if Mirant's motion to reject its PPA-Related Obligations is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of November 1, 2003, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of November 1, 2003, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 5.7 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 3.9 cents per kilowatt hour, Pepco estimates that it would cost approximately $12 million for the remainder of 2003, $75 million in 2004 and $65 million in 2005, the last year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of November 1, 2003, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 14.3 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 7.1 cents per kilowatt hour, Pepco estimates that it would cost approximately $7 million for the remainder of 2003, $40 million in 2004, and $35 million in 2005 and approximately $35 million to $40 million annually thereafter through the 2021 contract termination date. For a discussion of a separate dispute with Panda regarding this agreement, see Part II, Item I, Legal Proceedings. Any potential liability in the Panda litigation would be encompassed within the estimated loss discussed above.

     The ability of Pepco to recover from the Mirant bankruptcy estate in respect of the Mirant Pre-Petition Obligations and damages if the PPA-Related Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment or the timing of any recovery.

     If Mirant successfully rejects the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the Maryland and District of Columbia Public Service Commissions to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the Maryland and District of Columbia Public Service Commissions in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant is successful in its motion to reject the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered ultimately through Pepco's distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. ("SMECO") under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating station (the "SMECO Agreement"). The agreement commenced in 1990 and has a monthly payment of approximately $.5 million. Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder. At this time, Mirant continues to make post-petition payments due to SMECO.

Other Commitments and Contingencies
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

Standard Offer Service (SOS)
District of Columbia

     On February 21, 2003, the D.C. Public Service Commission opened a new proceeding to consider issues relating to (a) the establishment of terms and conditions for providing SOS in the District of Columbia after Pepco's obligation to provide SOS terminates on February 7, 2005, and (b) the selecting of a new SOS provider. Pepco and other parties filed comments on issues identified by the Commission and some parties suggested additional issues. In its comments, Pepco, among other things, suggested that the D.C. law be changed to allow Pepco to continue to be the SOS provider after February 7, 2005. Under existing law, the Commission is to adopt, before January 2, 2004, terms and conditions for SOS and for the selection of a new SOS provider. The Commission is also required, under existing law, to select the new SOS provider before July 2004. Existing law also allows the selection of Pepco as the SOS provider in the event of insufficient bids. At a prehearing conference held on May 15, 2003, the Commission agreed with the recommendations of all but one of the parties to allow a working group, like the one that has been meeting in Maryland, to develop for the Commission's consideration regulations setting the terms and conditions for the provision of SOS service and for the selection of an SOS provider after Pepco's obligation ends in early 2005. However, by order issued on June 24, 2003, the Commission decided that all participating parties should individually propose, by August 29, 2003, regulations setting forth such terms and conditions. The Commission would then issue proposed regulations by September 30, 2003 and allow initial and reply comments from interested parties to be filed by October 30 and November 17, 2003, respectively.

     On September 29, 2003, the Commission issued draft proposed regulations setting forth terms and conditions for the selection of a new SOS provider(s) and/or the continuation of Pepco as the SOS provider as part of the contingency plan. Pepco and other parties submitted comments on the draft regulations and the Commission is scheduled to issue final regulations by January 2, 2004. The Commission has submitted legislation to the relevant City Council Committee which would provide the Commission with the flexibility to select a SOS provider(s) other than Pepco or Pepco, or perhaps some combination of Pepco and other SOS providers.

Maryland

     In accordance with the terms of an agreement approved by the Maryland Commission, customers who are unable to receive generation services from another supplier, or who do not select another supplier, are entitled to receive services from Pepco until July 2004. Pepco has entered into a settlement in Phase I of Maryland Case No. 8908 to extend its provision of SOS services in Maryland. The Settlement was approved by the Maryland Commission on April 29, 2003. One party has filed for rehearing of the Commission's April 29 order. The Commission subsequently denied that application for rehearing on July 26, 2003. The Settlement provides for an extension of SOS for four years for residential and small commercial customers, an extension of two years for medium sized commercial customers, and an extension of one year for large commercial customers. The Settlement also provides for a policy review by the Commission to consider how SOS will be provided after the current extension expires. In addition, the settlement provides for SOS to be procured from the wholesale marketplace and that Pepco will be able to recover its costs of procurement and a return.

     Pepco and almost all other parties reached a settlement in Phase II of the case. The Commission approved the Phase II settlement on September 30, 2003. The Phase II settlement provides a detailed process to implement the policies approved in Phase I.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONECTIV CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions of Dollars)
Operating Revenue
Electric	$1,096.7	$1,051.3	$2,895.8	$2,227.8
Gain on sales of electric generating plants	-	-	-	15.8
Gas	80.6	72.6	296.5	295.0
Other services	133.2	118.4	447.9	307.2
Total Operating Revenue	1,310.5	1,242.3	3,640.2	2,845.8

Operating Expenses
Electric fuel and purchased energy	753.0	744.1	2,049.1	1,489.6
Gas purchased	96.4	56.0	372.5	224.4
Other services cost of sales	116.1	108.7	402.6	272.5
Merger-related costs	-	73.0	-	75.4
Other operation and maintenance	126.8	127.4	359.1	366.1
Impairment losses	-	4.0	110.7	4.0
Loss on sale of leveraged lease	-	2.1	-	19.7
Depreciation and amortization	64.4	48.1	178.4	146.4
Other taxes	18.1	18.1	50.0	48.9
Deferred electric service costs	(0.9)	(9.0)	0.6	(49.4)
Total Operating Expenses	1,173.9	1,172.5	3,523.0	2,597.6

Operating Income	136.6	69.8	117.2	248.2

Other Income (Expenses)
Interest and dividend income	1.2	4.0	7.6	10.5
Interest expense	(37.0)	(35.7)	(107.9)	(103.7)
Loss from equity investments	(0.6)	(0.6)	(4.2)	(4.5)
Other income	4.5	3.3	15.0	5.9
Other expenses	-	-	(1.6)	-
Total Other Expenses	(31.9)	(29.0)	(91.1)	(91.8)

Preferred Stock Dividend Requirements Of Subsidiaries	2.2	3.8	7.5	11.9

Income Tax Expense	41.5	18.3	6.8	64.2

Income Before Cumulative Effect of a Change in Accounting Principle	61.0	18.7	11.8	80.3

Cumulative Effect of a Change in Accounting Principle (net of income taxes of $4.9 million for the nine months ended September 30, 2003)	-	-	7.2	-

Income Before Extraordinary Item	61.0	18.7	19.0	80.3

Extraordinary Item (net of taxes of $4.1 million for the nine months ended September 30, 2003)	-	-	5.9	-

Net Income	$ 61.0	$ 18.7	$ 24.9	$ 80.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions of Dollars)
Net income	$ 61.0	$ 18.7	$ 24.9	$ 80.3
Other comprehensive (loss) income, net of taxes
Unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains arising during period	(24.0)	(9.0)	(18.2)	104.6
Less: reclassification adjustment for (losses) gains included in net earnings	(3.5)	-	6.8	-
Net unrealized (losses) gains on derivative instruments	(20.5)	(9.0)	(25.0)	104.6
Unrealized gains (losses) on interest rate swap agreements designated as cash flow hedges:
Unrealized holding gains (losses) arising during period	1.0	(10.6)	(6.3)	(10.6)
Less: reclassification adjustment for losses included in net earnings	(1.7)	(0.1)	(4.2)	(0.1)
Net unrealized gains (losses) on interest rate swaps	2.7	(10.5)	(2.1)	(10.5)
Unrealized gains (losses) on marketable securities:
Unrealized holding gains (losses) arising during period	1.3	(0.8)	1.6	(4.2)
Less: reclassification adjustment for gains (losses) included in net earnings	-	-	-	-
Net unrealized gains (losses) on marketable securities	1.3	(0.8)	1.6	(4.2)
Other comprehensive (loss) income, before tax	(16.5)	(20.3)	(25.5)	89.9
Income tax (benefit) expense	(7.0)	(7.7)	(10.3)	37.6
Other comprehensive (loss) income, net of tax	(9.5)	(12.6)	(15.2)	52.3
Comprehensive earnings	$ 51.5	$ 6.1	$ 9.7	$ 132.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	September 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 33.1	$ 50.5
Restricted cash	7.1	16.3
Restricted funds held by Trustee	24.6	-
Marketable securities	2.8	1.2
Accounts receivable, net of allowances of $22.3 million and $29.4 million, respectively	638.4	668.6
Fuel, materials and supplies, at average cost	115.7	123.1
Prepaid expenses and other	38.1	27.3
Total Current Assets	859.8	887.0

INVESTMENTS AND OTHER ASSETS
Goodwill	313.1	313.1
Regulatory assets, net	1,136.0	1,177.8
Prepaid pension costs	93.7	96.5
Other	177.4	173.8
Total Investments and Other Assets	1,720.2	1,761.2

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	6,096.7	5,995.4
Accumulated depreciation	(2,102.9)	(2,025.8)
Net Property, Plant and Equipment	3,993.8	3,969.6

TOTAL ASSETS	$6,573.8	$6,617.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	September 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$1,608.8	$1,404.2
Accounts payable and accrued liabilities	341.8	368.1
Capital lease obligations due within one year	0.2	0.2
Interest and taxes accrued	98.7	15.2
Derivative instruments	83.7	88.6
Other	133.8	166.8
Total Current Liabilities	2,267.0	2,043.1

DEFERRED CREDITS
Income taxes	957.7	946.4
Investment tax credits	43.8	46.3
Other postretirement benefits obligation	93.5	84.3
Other	152.5	133.6
Total Deferred Credits	1,247.5	1,210.6

LONG-TERM LIABILITIES
Long-term debt	1,659.3	1,824.3
Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures	95.0	-
Capital lease obligations	0.4	0.6
Total Long-Term Liabilities	1,754.7	1,824.9

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY COMPANY DEBENTURES	-	165.0

REDEEMABLE SERIAL PREFERRED STOCK	27.9	27.9

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
Common stock $0.01 per share par value; 1,000 shares authorized, shares outstanding - 100;	-	-
Premium on stock	1,132.5	1,130.8
Capital stock expense	(7.0)	(7.0)
Accumulated other comprehensive loss	(15.2)	-
Retained income	166.4	222.5
Total Shareholder's Equity	1,276.7	1,346.3

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$6,573.8	$6,617.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2003	2002

OPERATING ACTIVITIES
Net income	$ 24.9	$ 80.3
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	(10.0)	-
Impairment loss	110.7	4.0
Depreciation and amortization	178.4	146.4
Cumulative effect of change in accounting	(12.1)	-
Net loss on energy trading contracts	50.4	3.7
Undistributed loss from equity investments	-	7.6
Gain on sales of electric generating plants	-	(15.8)
Loss on sale of leveraged leases	-	19.7
Deferred income taxes, net	22.8	(65.4)
Net change in:
Accounts receivable	47.1	(324.3)
Inventories	7.4	22.3
Derivative and energy trading contracts	(57.1)	11.3
Other post-retirement employee benefit obligation	9.2	10.5
Other deferred charges	5.4	10.7
Note receivable	-	8.3
Accounts payable	(123.3)	375.6
Accrued / prepaid taxes	60.7	135.1
Net cash from operating activities	314.5	430.0

INVESTING ACTIVITIES
Capital expenditures	(271.9)	(500.8)
Investments in partnerships	(6.6)	(2.9)
Proceeds from combustion turbine contract cancellation	52.0	-
Proceeds from sales of electric generating plants	-	10.0
Proceeds from other assets sold	-	33.1
Other investing activities, net	11.1	(2.3)
Net cash used by investing activities	(215.4)	(462.9)

FINANCING ACTIVITIES
Dividends paid on common stock	(82.0)	(76.0)
Preferred stock redeemed	(70.0)	(12.4)
Long-term debt issued	33.2	296.0
Long-term debt redeemed	(330.4)	(226.3)
Notes payable to associated companies	356.4	577.7
PHI money pool lendings	(66.1)	164.9
Net (decrease) increase in short-term debt	46.4	(643.0)
Cost of issuances and refinancings	(4.0)	(20.5)
Net cash (used by) from financing activities	(116.5)	60.4
Net change in cash and cash equivalents	(17.4)	27.5
Cash and cash equivalents at beginning of period	50.5	52.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 33.1	$ 80.4

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

     As of September 30, 2003, Conectiv Energy owned and operated electric generating plants with 3,302 MW of capacity. In January 2002, Conectiv Energy began construction of a 1,100 MW combined cycle plant with six combustion turbines at a site in Bethlehem, Pennsylvania. The plant has become operational in stages that added 306 MW in 2002 (resulting from the installation of three CTs), 279 MW in the first quarter of 2003 (resulting from the installation of an additional two CTs and an upgrade of the CTs installed during 2002), 296 MW in the second quarter (resulting from the installation of one additional CT and one waste heat recovery boiler and steam generating unit), and is expected to add an additional 179 MW of capacity in the fourth quarter (resulting from the installation of a second waste heat recovery boiler and steam generating unit) and 30 MW in 2004 resulting from the installation of a spray water system to the six Bethlehem CTs.

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

Consolidated Financial Statement Presentation

     Conectiv's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10K for the year ended December 31, 2002. In management's opinion, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Conectiv's financial position as of September 30, 2003 and 2002, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2003 may not be indicative of results that will be realized for the full year ending December 31, 2003. Certain prior period amounts have been reclassified in order to conform to current period presentation.

Classification Items

     Conectiv recorded amounts for the allowance for funds used during construction of $.6 million and $.6 million for the three months ended September 30, 2003 and 2002, respectively, and $2.2 million and $3.1 million for the nine months ended September 30, 2003 and 2002, respectively. These amounts are recorded as a reduction of "interest expense" within the "other income (expense)" caption in the accompanying consolidated statements of earnings.

     Conectiv recorded amounts for unbilled revenue of $116.0 million and $92.2 million as of September 30, 2003 and December 31, 2002. These amounts are included in the "accounts receivable" line item in the accompanying consolidated balance sheets.

Use of Estimates

     The preparation of financial statements in conformity with GAAP, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by the Company include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, unbilled revenue, and pension assumptions. Although Conectiv believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Impact of Other Accounting Standards
Asset Retirement Obligations

     In September 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which was adopted by the Company on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. The Company has identified $179.6 million and $173.2 million at September 30, 2003 and December 31, 2002, respectively, in asset removal costs for regulated assets related to DPL that are not legal obligations pursuant to the statement. These removal costs have been accrued and are embedded in accumulated depreciation in the accompanying consolidated balance sheets. The implementation of SFAS No. 143 for non-regulated assets at Conectiv subsidiaries resulted in Conectiv's recording of a Cumulative Effect of Change in Accounting Principle of $7.2 million, net of taxes of $4.9 million, in its consolidated statements of earnings during the first quarter of 2003.

Accounting for Guarantees and Indemnifications

     Conectiv and its subsidiaries have applied the provisions of FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to their agreements that contain guarantee and indemnification clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligation it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of September 30, 2003, Conectiv and its subsidiaries did not have material obligations and other commitments under guarantees or indemnifications issued or modified after December 31, 2002 which were required to be recognized as a liability on its balance sheet. Refer to Note 4. Commitments and Contingencies, herein, for a summary of Conectiv's guarantees and other commitments.

New Accounting Standards

     On October 9, 2003, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FIN 46-6 entitled "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46)," deferring the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. The Staff Position defers the effective date of FIN 46 from the fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003 (year end 2003 financial statements for Conectiv), if both the variable interest entity was created before February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than in the disclosures required by paragraph 26 of FIN 46. Conectiv's assessment of FIN 46 to date has identified some entities that may require deconsolidation. However, Conectiv does not anticipate that the implementation of FIN 46 will impact its overall financial condition or results of operations.

     During the third quarter of 2003 Conectiv implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in Conectiv's reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" ("TOPrS") and "Redeemable Serial Preferred Stock" on its consolidated balance sheets to a long term liability classification. In accordance with the provisions of SFAS No. 150, prior period amounts were not reclassified. There was no impact on Conectiv's results of operations from the implementation of this Statement.

     ACE and DPL have wholly owned financing subsidiary trusts which have common and preferred trust securities outstanding and hold Junior Subordinated Debentures (the Debentures) of ACE and DPL. ACE and DPL own all of the common securities of the trusts, which constitute approximately 3% of the liquidation amount of all of the trust securities issued by the trusts. The trusts use interest payments received on the Debentures, which are the trusts' only assets, to make cash distributions on the trust securities. The obligations of ACE and DPL pursuant to the Debentures and guarantees of distributions with respect to the trusts' securities, to the extent the trusts have funds available therefore, constitute full and unconditional guarantees of the obligations of the trusts under the trust securities the trusts have issued.

     For consolidated financial reporting purposes, the Debentures are eliminated in consolidation against the trust's investment in the Debentures. The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2028 to 2036. The Debentures are subject to redemption, in whole or in part, at the option of DPL and/or ACE, at 100% of their principal amount plus accrued interest.

     If redemption had occurred at September 30, 2003, the maximum principal amount required to redeem the securities would have been the same as the amount recorded on the accompanying consolidated balance sheet.

		Shares Outstanding		Amount
Issuer	Series	Sept. 30, 2003	Dec, 31, 2003	Sept. 30, 2003	Dec. 31, 2003
				(Dollars in Millions)
DPL financing trust	$25 per share, 8.125%	2,800,000	2,800,000	$ 70.0	$ 70.0
ACE financing trust	$25 per share, 8.25%	-	2,800,000	-	70.0
ACE financing trust	$25 per share, 7.375%	1,000,000	1,000,000	25.0	25.0
				$ 95.0	$165.0

(3) SEGMENT INFORMATION

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

	Three Months Ended September 30, 2003 (In Millions)
	Power Delivery	Competitive Energy	Corporate & Other	Total Conectiv
Operating Revenue	$ 754.2	$ 792.8	$(236.5)	$1,310.5
Operating Expenses	666.9	748.1	(241.1)	1,173.9
Operating Income	87.3	44.7	4.6	136.6
Net Income	$ 38.5	$ 23.1	$ (0.6)	$ 61.0
Total Assets at September 30, 2003	$4,297.2	$2,049.1	$ 227.5	$6,573.8
	Three Months Ended September 30, 2002 (In Millions)
	Power Delivery	Competitive Energy	Corporate & Other	Total Conectiv
Operating Revenue	$ 707.4	$ 795.2	$(260.3)	$1,242.3
Operating Expenses	611.2	740.1	(178.8)	1,172.5
Operating Income	96.2	55.1	(81.5)	69.8
Net Income	$ 46.2	$ 30.4	$ (57.9)	$ 18.7
Total Assets at September 30, 2002	$4,408.7	$1,898.8	$ 97.3	$6,404.8

	Nine Months Ended September 30, 2003 (In Millions)
	Power Delivery	Competitive Energy	Corporate & Other	Total Conectiv
Operating Revenue	$1,939.3	$2,335.5	$(634.6)	$3,640.2
Operating Expenses	1,712.0	2,426.5	(615.5)	3,523.0
Operating Income (Loss)	227.3	(91.0)	(19.1)	117.2
Extraordinary Item (net of taxes of $4.1 million)	5.9	-	-	5.9
Net Income (Loss)	$ 86.2	$ (62.0)	$ 0.7	$ 24.9
	Nine Months Ended September 30, 2002 (In Millions)
	Power Delivery	Competitive Energy	Corporate & Other	Total Conectiv
Operating Revenue	$1,762.8	$1,714.5	$(631.5)	$2,845.8
Operating Expenses	1,535.8	1,596.8	(535.0)	2,597.6
Operating Income	227.0	117.7	(96.5)	248.2
Net Income	$ 98.4	$ 64.0	$ (82.1)	$ 80.3
(4) COMMITMENTS AND CONTINGENCIES
Rate Changes

     On February 3, 2003, ACE filed a petition with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution rates in New Jersey. The petition seeks a rate increase of approximately $68.4 million in electric delivery revenues, which equates to an increase in average total electricity rates of 6.9 percent overall. This is the first increase requested for electric distribution rates since 1991 and requests continuation of the currently authorized 12.5% Return on Equity (ROE). Of the $68.4 million increase requested, $63.4 is related to an increase in ACE's distribution rates. The remaining $5.0 million of ACE's request is related to the recovery of regulatory assets through ACE's Regulatory Asset Recovery Charge (RARC). The recovery of regulatory assets is requested over a four-year period, including carrying costs. The RARC request was subsequently modified to $4.2 million since some of the costs included in the original filing were no longer being incurred by ACE. The revised total revenue request was $67.6 million. On October 28, 2003, ACE filed a required update to reflect actuals for the entire test year. By updating forecasted data and making corrections that were identified in discovery or the updating process, the revised increase is $36.8 million, plus a RARC of $4.5 million, for a total increase request of $41.3 million. By Order dated July 31, 2003 in another matter, the NJBPU moved consideration of approximately $25.4 million of deferred restructuring costs into this proceeding. These deferred restructuring costs are subject to deferred accounting through the Basic Generation Service, Net Non-Utility Generation Charge, Market Transition Charge and Societal Benefits Charge of the Company's tariffs. In the October 28, 2003, update to the base case ACE filed testimony supporting the recovery of $31 million in deferred costs transferred to the Base Case from the deferral case. Of these costs, $3.7 million are associated with the Company's Basic Generation Service (BGS) activities and $27.3 million of the costs are restructuring transition-related costs. The filing also supported recovery of $5.1 million in transaction costs related to the fossil generation divestiture efforts. If recovery of the $ 36.1 million is approved, it is expected that recovery, with interest, will continue to be subject to deferred accounting through the above listed components of ACE's tariffs over a period of time as determined by the NJBPU. A schedule has been set which would make possible a final order in mid 2004. ACE cannot predict at this time the outcome of this filing.

     On March 31, 2003, DPL filed with the Delaware Public Service Commission for a gas base rate increase of $16.8 million, or an increase of 12.7% in total operating revenue. The filing included a request for a ROE of 12.5%. DPL is currently authorized a ROE of 11.5% in Delaware. This is the first increase requested for its gas distribution since 1994. DPL has exercised its statutory right to place an interim base rate increase of $2.5 million or 1.9% into effect on May 30, 2003, subject to refund. On October 7, 2003 a settlement agreement of all parties was filed with the DPSC. The settlement provides for an annual increase in Gas Base Revenues of $7.75 million, with a 10.5% ROE. This equates to a 5.8% increase in total revenues. In addition, the Settlement provides for establishment of an Environmental Surcharge to recover costs associated with remediation of a Coal Gas Site and no refund of the previously implemented interim rate increase. On October 21, 2003 the Commission remanded the case back to Hearing Examiner to conduct an evening public hearing because a group of customers voiced a concern that they had not had an opportunity to be heard. On Monday, November 3, 2003, this hearing was held. The Hearing Examiner will now issue his report on the settlement that was previously submitted to him that reflects a final $7.75 million gas base increase. The Hearing Examiner's report will reflect whatever weight he assigns to the public hearing held on November 3. It is expected that the Commission will deliberate on the Hearing Examiner's recommendation on Tuesday, November 25, 2003. In addition, an increase to the Company's Gas Cost Adjustment was effective on November 1, 2003. This change, which is made on an annual basis, results from a filing made by the Company on August 29, 2003, and will be the subject of a regulatory review.

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

     On February 5, 2003, the NJBPU issued an order on its own initiative seeking input from ACE and the Ratepayer Advocate within 10 days as to whether and by how much to cut the 13% pre-tax return that ACE was then authorized to earn on BLE. ACE responded on February 18 with arguments that: 1) reduced costs to ratepayers could be achieved legally through timely approvals by the NJBPU of the stranded cost filing made by ACE on January 31, 2003, and a securitization filing made the week of February 10; and 2) it would be unlawful, perhaps unconstitutional, and a breach of settlement and prior orders for the NJBPU to deny a fair recovery on prudently incurred investment and to do so without evidentiary hearings or other due process. On April 21, 2003, the NJBPU issued an order making the return previously allowed on BLE interim, as of the date of the order, and directing that the issue of the appropriate return for BLE be included in the stranded cost proceeding. On July 25, 2003, the NJBPU voted to approve a pre-tax return reflecting a 9.75% Return on Equity for the period April 21, 2003 through August 1, 2003. The rate from August 1, 2003 through such time as ACE securitizes the stranded costs will be 5.25%, which the NJBPU represents as being approximately equivalent to the securitization rate. On September 25, 2003 the NJBPU issued its written order memorializing its July 25, 2003 decision.

     On February 14, 2003, ACE filed a Bondable Stranded Costs Rate Order Petition with the NJBPU. The petition requested authority to issue $160 million of Transition Bonds to finance the recovery of stranded costs associated with BLE and costs of issuances. This proceeding is related to the proceeding seeking an administrative determination of the stranded costs associated with BLE that was the subject of the July 25, 2003 NJBPU vote. On September 25, 2003 the NJBPU issued its bondable stranded cost rate order authorizing the issuance of up to $152 million of transition bonds.

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

Standard Offer Service (SOS)
Maryland

     In accordance with the terms of an agreement approved by the Maryland Commission, customers who are unable to receive generation services from another supplier, or who do not select another supplier, are entitled to receive services from DPL until May 2004. DPL has entered into a settlement in Phase I of Maryland Case No. 8908 to extend its provision of SOS services in Maryland. The settlement was approved by the Maryland Commission on April 29, 2003. One party has filed for rehearing of the Commission's April 29 order. The Commission subsequently denied that application for rehearing on July 26, 2003. The settlement provides for an extension of SOS for four years for residential and small commercial customers, an extension of two years for medium sized commercial customers, and an extension of one year for large commercial customers. The settlement also provides for a policy review by the Commission to consider how SOS will be provided after the current extension expires. In addition, the settlement provides for SOS to be procured from the wholesale marketplace and that DPL will be able to recover its costs of procurement and a return.

     DPL and almost all other parties reached a settlement in Phase II of the case. The Commission approved the Phase II settlement on September 30, 2003. The Phase II settlement provides a detailed process to implement the policies approved in Phase I.

Third Party Guarantees and Indemnifications
Guarantees

     Conectiv and certain of its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of September 30, 2003, Conectiv and its subsidiaries were a party to a variety of agreements pursuant to which they were a guarantor for standby letters of credit, performance residual value, and other commitments and obligations, as follows (in Millions of Dollars):

Energy trading obligations of Conectiv Energy (1)	$32.4
Guaranteed lease residual values (2)	5.2
Construction performance guarantees (3)	5.2
Other (4)	4.4
Total	$47.2
1.

Conectiv guarantees the contractual performance and related payments of Conectiv Energy to counter parties related to routine energy trading and procurement obligations, including requirements under Basic Generation Service (BGS) contracts for ACE.

2.

Subsidiaries of Conectiv, as lessee, have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of September 30, 2003, obligations under the guarantees were approximately $5.2 million. Assets leased under agreements subject to residual value guarantees are typically for a period ranging from 2 years to 10 years. Historically, payments under the guarantee have not been made by the company as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Conectiv believes the likelihood of requiring payment under the guarantee is remote.

3.

Conectiv has performance guarantees of $5.2 million related to support equipment and other services. Conectiv does not expect to fund the full amount of the exposure under the guarantee and as of September 30, 2003 the fair value of the obligation was not recorded in the Consolidated Balance Sheets.

4.	Other Conectiv obligations represent a commitment for a subsidiary building lease of $4.4 million. Conectiv does not expect to fund the full amount of the exposure under this guarantee.
Indemnifications

     Conectiv and certain of its subsidiaries have entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These indemnification agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants set forth in these agreements. Typically, claims may be made by third parties under these indemnification agreements over various periods of time depending on the nature of the claim. The maximum potential exposure under these indemnification agreements can range from a specified dollar amount to an unlimited amount depending on the nature of the claim and the particular transaction. The total maximum potential amount of future payments under these indemnification agreements is not estimable due to several factors, including uncertainty as to whether or when claims may be made under these indemnities.

(5) CONECTIV ENERGY EVENTS

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

THIS PAGE INTENTIONALLY LEFT BLANK.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions of Dollars)
Operating Revenue
Electric	$317.2	$318.1	$824.5	$802.6
Gas	25.6	23.3	144.3	131.4
Gain on divestiture of generation assets	-	-	-	11.6
Other services	2.8	2.7	8.6	8.5
Total Operating Revenue	345.6	344.1	977.4	954.1
Operating Expenses
Fuel and purchased energy	219.5	214.2	551.4	525.0
Gas purchased	18.3	17.1	100.7	95.6
Other services' cost of sales	2.6	2.7	8.3	7.9
Other operation and maintenance	48.1	46.1	129.8	131.4
Merger costs	-	9.7	-	9.7
Depreciation and amortization	18.0	21.2	55.4	63.1
Other taxes	9.3	9.5	27.3	26.9
Total Operating Expenses	315.8	320.5	872.9	859.6
Operating Income	29.8	23.6	104.5	94.5
Other Income (Expenses)
Interest and dividend income	-	1.3	0.9	4.2
Interest expense	(7.8)	(10.8)	(26.3)	(33.1)
Other income	0.8	0.8	2.3	2.0
Total Other Expenses	(7.0)	(8.7)	(23.1)	(26.9)

Distributions on Preferred Securities of Subsidiary Trust	1.4	1.4	4.3	4.3

Income Taxes	8.4	5.8	30.4	26.4

Net Income	13.0	7.7	46.7	36.9

Dividends on Preferred Stock	0.2	0.4	0.7	1.2

Earnings Available for Common Stock	$ 12.8	$ 7.3	$ 46.0	$ 35.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	September 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 12.0	$ 109.7
Accounts receivable, less allowance for uncollectible accounts of $10.9 million and $14.2 million	178.9	168.7
Fuel, materials and supplies - at average cost	30.9	25.4
Prepaid expenses and other	14.0	15.6
Total Current Assets	235.8	319.4
INVESTMENTS AND OTHER ASSETS
Goodwill	48.5	48.5
Regulatory assets, net	103.1	99.3
Prepaid pension costs	196.8	192.8
Other	18.6	17.9
Total Investments and Other Assets	367.0	358.5
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,163.7	2,120.5
Accumulated depreciation	(855.7)	(824.0)
Net Property, Plant and Equipment	1,308.0	1,296.5
TOTAL ASSETS	$1,910.8	$1,974.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	September 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$ 160.8	$ 192.0
Accounts payable and accrued liabilities	39.8	66.3
Accounts payable to associated companies	49.4	17.5
Capital lease obligations due within one year	.2	.2
Interest and taxes accrued	46.9	48.3
Other	56.8	61.8
Total Current Liabilities	353.9	386.1
DEFERRED CREDITS
Income taxes	361.4	364.3
Investment tax credits	12.9	13.6
Above-market purchased energy contracts and other electric restructuring liabilities	46.2	53.0
Other	11.8	4.7
Total Deferred Credits	432.3	435.6

LONG-TERM LIABILITIES
Long-term debt	448.2	482.6
Company obligated mandatorily redeemable preferred securities of subsidiary trust which holds solely parent junior subordinated debentures	70.0	-
Capital lease obligations	.5	.6
Total Long-Term Liabilities	518.7	483.2

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	-	70.0

REDEEMABLE SERIAL PREFERRED STOCK	21.7	21.7
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY
Common stock, $2.25 par value, authorized 1,000,000 shares - issued 1,000 shares	-	-
Premium on stock and other capital contributions	223.5	223.5
Capital stock expense	(10.0)	(10.1)
Retained income	370.7	364.4
Total Shareholder's Equity	584.2	577.8

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$1,910.8	$1,974.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2003	2002
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 46.7	$ 36.9
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of electric generating plants	-	(11.6)
Depreciation and amortization	55.4	63.1
Deferred income taxes	(2.4)	(6.2)
Investment tax credit adjustments, net	(0.7)	(0.7)
Deferred energy supply costs	(7.7)	35.4
Changes in:
Accounts receivable	(10.1)	8.6
Inventories	(5.5)	(2.1)
Derivative and energy trading contracts	(9.8)	(10.5)
Other deferred charges	2.5	5.8
Prepaid expenses and others	(3.3)	(10.6)
Accounts payable and accrued liabilities	9.8	2.9
Interest and taxes accrued	(1.3)	58.6
Net Cash From Operating Activities	73.6	169.6
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(62.7)	(66.8)
Proceeds from sales of electric generating plants	-	10.0
Net other investing activities	0.2	0.6
Net Cash Used By Investing Activities	(62.5)	(56.2)
FINANCING ACTIVITIES
Common dividends paid	(39.6)	(47.5)
Preferred dividends paid	(0.8)	(1.2)
Long-term debt issued	33.2	46.0
Long-term debt redeemed	(152.4)	(75.5)
Issuance of short-term debt, net	53.5	-
Cost of issuances and refinancings	(2.6)	-
Principal portion of capital lease payments	(0.1)	(3.4)
Net Cash Used By Financing Activities	(108.8)	(81.6)

Net Change In Cash and Cash Equivalents	(97.7)	31.8
Cash and Cash Equivalents at Beginning of Period	109.7	174.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 12.0	$206.7

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

     Under settlements approved by the Maryland Public Service Commission and the Delaware Public Service Commission, DPL is required to provide standard offer electricity service at specified rates to residential customers in Maryland until May 2004 and to non-residential customers in Maryland until July 2003 and to provide default electricity service at specified rates to customers in Delaware until May 2006. It is currently expected that DPL will also provide default electric service at specified rates to customers in Virginia until July 2007. However, the Virginia State Corporation Commission could terminate the obligation for some or all classes of customers sooner if it finds that an effectively competitive market exists. Subsidiaries of Conectiv Energy Holding Company, a wholly owned subsidiary of Conectiv, supply all of DPL's standard offer and default service load requirements under a supply agreement that ends May 31, 2006. The terms of the supply agreement are structured to coincide with DPL's load requirements under each of its regulatory settlements. DPL purchases gas supplies for its customers from marketers and producers in the current market and under short-term and long-term agreements.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND IMPACT OF OTHER ACCOUNTING STANDARDS
Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.
Financial Statement Presentation

     The Company's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10K for the year ended December 31, 2002. In management's opinion, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly DPL's financial position as of September 30, 2003 and 2002, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2003 may not be indicative of results that will be realized for the full year ending December 31, 2003. Certain prior period amounts have been reclassified in order to conform to current period presentation.

Classification Items

     DPL recorded amounts for the allowance for funds used during construction of $.2 million and $(.1) for the three months ended September 30, 2003 and 2002, respectively, and $.6 million and $1.3 million for the nine months ended September 30, 2003 and 2002, respectively. These amounts are recorded as a reduction of "interest expense" within the "other income (expense)" caption in the accompanying consolidated statements of earnings.

     DPL recorded amounts for unbilled revenue of $57.5 million and $49.7 million as of September 30, 2003 and December 31, 2002. These amounts are included in the "accounts receivable" line item in the accompanying consolidated balance sheets.

Use of Estimates

     The preparation of financial statements in conformity with GAAP, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by DPL include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, and unbilled revenue. Although DPL believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Impact of Other Accounting Standards
Asset Retirement Obligations

     In September 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 entitled "Accounting for Asset Retirement Obligations," which was adopted by DPL on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. DPL has identified $179.6 million and $173.2 million at September 30, 2003 and December 31, 2002, respectively, in asset removal costs that are not legal obligations pursuant to the statement. These removal costs have been accrued and are embedded in accumulated depreciation in the accompanying consolidated balance sheets.

Accounting for Guarantees and Indemnifications

     DPL has applied the provisions of FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to its agreements that contain guarantee and indemnification clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligation it assumes under certain guarantees or indemnifications issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     DPL has guaranteed residual values related to certain lease agreements for equipment and fleet vehicles under which the Company has guaranteed the portion of residual value in excess of fair value of assets leased. As of September 30, 2003, obligations under the guarantees were approximately $2.5 million. Assets leased under agreements subject to residual value guarantees are typically for a period ranging from 2 years to 10 years. Historically, payments under the guarantee have not been made by the Company as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, the Company believes the likelihood of requiring payment under the guarantee is remote.

     As of September 30, 2003, DPL did not have material obligations assumed under guarantees or indemnifications issued or modified after December 31, 2002 which were required to be recognized as a liability on its consolidated balance sheets.

New Accounting Standards

     On October 9, 2003, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FIN 46-6 entitled "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46)," deferring the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. The Staff Position defers the effective date of FIN 46 from the fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003 (year end 2003 financial statements for DPL), if both the variable interest entity was created before February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than in the disclosures required by paragraph 26 of FIN 46. DPL's assessment of FIN 46 to date has identified some entities that may require deconsolidation. However, DPL does not anticipate that the implementation of FIN 46 will impact its overall financial condition or results of operations.

     During the third quarter of 2003 DPL implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in DPL's reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" ("TOPrS") on its consolidated balance sheets to a long term liability classification. In accordance with the provisions of SFAS No. 150, prior period amounts were not reclassified. There was no impact on DPL's results of operations from the implementation of this Statement.

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

     For consolidated financial reporting purposes, the Debentures are eliminated in consolidation against the trust's investment in the Debentures. The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2036. The Debentures are subject to redemption, in whole or in part, at the option of DPL, at 100% of their principal amount plus accrued interest.

     If redemption had occurred at September 30, 2003, the maximum principal amount required to redeem the securities would have been the same as the amount recorded on the accompanying consolidated balance sheet.

     As of September 30, 2003 and December 31, 2002, the trust had $70 million of 8.125% Cumulative Trust Preferred Capital Securities outstanding, representing 2,800,000 trust preferred securities with a stated liquidation value of $25 per security.

(3) SEGMENT INFORMATION

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

(4) COMMITMENTS AND CONTINGENCIES
Rate Changes

     On March 31, 2003, DPL filed with the Delaware Public Service Commission for a gas base rate increase of $16.8 million, or an increase of 12.7% in total operating revenue. The filing included a request for a ROE of 12.5%. DPL is currently authorized a ROE of 11.5% in Delaware. This is the first increase requested for its gas distribution since 1994. DPL has exercised its statutory right to place an interim base rate increase of $2.5 million or 1.9% into effect on May 30, 2003, subject to refund. On October 7, 2003 a settlement agreement of all parties was filed with the DPSC. The settlement provides for an annual increase in Gas Base Revenues of $7.75 million, with a 10.5% ROE. This equates to a 5.8% increase in total revenues. In addition, the Settlement provides for establishment of an Environmental Surcharge to recover costs associated with remediation of a Coal Gas Site and no refund of the previously implemented interim rate increase. On October 21, 2003 the Commission remanded the case back to Hearing Examiner to conduct an evening public hearing because a group of customers voiced a concern that they had not had an opportunity to be heard. On Monday, November 3, 2003, this hearing was held. The Hearing Examiner will now issue his report on the settlement that was previously submitted to him that reflects a final $7.75 million gas base increase. The Hearing Examiner's report will reflect whatever weight he assigns to the public hearing held on November 3. It is expected that the Commission will deliberate on the Hearing Examiner's recommendation on Tuesday, November 25, 2003. In addition, an increase to the Company's Gas Cost Adjustment was effective on November 1, 2003. This change, which is made on an annual basis, results from a filing made by the Company on August 29, 2003, and will be the subject of a regulatory review.

Standard Offer Service (SOS)
Maryland

     In accordance with the terms of an agreement approved by the Maryland Commission, customers who are unable to receive generation services from another supplier, or who do not select another supplier, are entitled to receive services from DPL until May 2004 (non-residential) and July 2004 (residential). DPL has entered into a settlement in Phase I of Maryland Case No. 8908 to extend its provision of SOS services in Maryland. The settlement was approved by the Maryland Commission on April 29, 2003. One party has filed for rehearing of the Commission's April 29 order. The Commission subsequently denied that application for rehearing on July 26, 2003. The settlement provides for an extension of SOS for four years for residential and small commercial customers, an extension of two years for medium sized commercial customers, and an extension of one year for large commercial customers. The settlement also provides for a policy review by the Commission to consider how SOS will be provided after the current extension expires. In addition, the settlement provides for SOS to be procured from the wholesale marketplace and that DPL will be able to recover its costs of procurement and a return.

     DPL and almost all other parties reached a settlement in Phase II of the case. The Commission approved the Phase II settlement on September 30, 2003. The Phase II settlement provides a detailed process to implement the policies approved in Phase I.

THIS PAGE INTENTIONALLY LEFT BLANK.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions of Dollars)
Operating Revenue	$410.8	$365.6	$968.5	$828.2

Operating Expenses
Fuel and purchased energy	255.8	233.4	602.1	513.1
Other operation and maintenance	54.3	56.0	158.6	176.9
Merger related costs	-	38.1	-	38.1
Depreciation and amortization	34.1	17.1	89.6	51.0
Other taxes	7.8	7.7	19.9	19.0
Deferred electric service costs	(0.9)	(9.0)	0.6	(49.4)
Total Operating Expenses	351.1	343.3	870.8	748.7
Operating Income	59.7	22.3	97.7	79.5
Other Income (Expenses)
Interest and dividend income	0.8	3.2	5.8	6.7
Interest expense	(16.9)	(12.9)	(46.6)	(40.0)
Other income	2.3	2.4	5.5	5.5
Total Other Expenses	(13.8)	(7.3)	(35.3)	(27.8)

Distributions on Preferred Securities of Subsidiary Trust	0.5	1.9	2.3	5.7

Income Tax Expense	18.4	3.9	23.8	17.8

Income Before Extraordinary Item	27.0	9.2	36.3	28.2

Extraordinary item (net of taxes of $4.1 million for the nine months ended September 30, 2003)	-	-	5.9	-

Net Income	27.0	9.2	42.2	28.2

Dividends on Preferred Stock	0.1	0.1	0.2	0.7

Earnings Available for Common Stock	$ 26.9	$ 9.1	$ 42.0	$ 27.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	September 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 15.1	$ 247.1
Restricted funds held by trustee	24.6	-
Accounts receivable, less allowance for uncollectible accounts of $7.6 million and $9.1 million	206.0	159.0
Fuel, materials and supplies - at average cost	23.7	30.0
Prepaid taxes and other	15.7	22.8
Total Current Assets	285.1	458.9
INVESTMENTS AND OTHER ASSETS
Regulatory assets, net	1,032.9	1,078.4
Other	26.9	34.1
Total Investments and Other Assets	1,059.8	1,112.5

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,884.3	1,836.0
Accumulated depreciation	(782.9)	(756.2)
Net Property, Plant and Equipment	1,101.4	1,079.8
TOTAL ASSETS	$2,446.3	$2,651.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	September 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$ 111.2	$ 107.2
Accounts payable and accrued liabilities	87.0	75.1
Accounts payable to associated companies	9.0	12.9
Interest and taxes accrued	51.4	16.8
Other	51.2	77.3
Total Current Liabilities	309.8	289.3
DEFERRED CREDITS
Income taxes	502.1	508.2
Investment tax credits	24.9	26.5
Pension benefit obligation	55.4	46.6
Other postretirement benefit obligation	43.6	38.9
Other	32.9	29.7
Total Deferred Credits	658.9	649.9

LONG-TERM LIABILITIES
Long-Term Debt	911.0	991.6
Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust which Holds Solely Parent Junior Subordinated Debentures	25.0	-
Total Long-Term Liabilities	936.0	991.6

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	-	95.0

REDEEMABLE SERIAL PREFERRED STOCK	6.2	6.2
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY
Common stock, $3.00 par value, authorized 25,000,000 shares, issued 18,320,937 shares	38.7	55.0
Premium on stock and other capital contributions	343.0	411.5
Capital stock expense	(0.8)	(1.2)
Retained income	154.5	153.9
Total Shareholder's Equity	535.4	619.2

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,446.3	$2,651.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2003	2002
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 42.2	$ 28.2
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	(10.0)	-
Depreciation and amortization	89.6	51.0
Deferred income taxes	(6.9)	(4.2)
Deferred energy supply costs	13.6	(23.4)
Changes in:
Accounts receivable	(71.8)	(15.9)
Inventories	6.3	7.5
Prepaid New Jersey sales and excise taxes	(16.7)	(20.2)
Accounts payable	(1.4)	37.9
Interest and taxes accrued	55.9	18.6
Derivative and energy trading contracts	(15.0)	10.0
Other deferred charges	(0.2)	0.6
Other post-retirement benefit obligation	4.7	0.4
Accrued pension and employee benefits	8.8	10.1
Net Cash From Operating Activities	99.1	100.6
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(56.8)	(68.4)
Sale of assets	-	7.4
Other investing activities	-	(1.8)
Net Cash Used By Investing Activities	(56.8)	(62.8)
FINANCING ACTIVITIES
Common stock repurchased	(84.5)	-
Common dividends paid	(41.5)	(27.6)
Preferred dividends paid	(0.2)	(0.7)
Redemption of preferred stock	(70.0)	(12.5)
Long-term debt redeemed	(128.0)	(50.0)
Net change in short-term debt	51.4	72.3
Costs of issuances and refinancings	(1.5)	-
Other financing activities, net	-	(1.1)
Net Cash Used By Financing Activities	(274.3)	(19.6)

Net Change In Cash and Cash Equivalents	(232.0)	18.2
Cash and Cash Equivalents at Beginning of Period	247.1	14.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 15.1	$ 32.5

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

     ACE is engaged in the generation, transmission and distribution of electricity in southern New Jersey. Default service obligations, known as Basic Generation Service (BGS) were supplied for the period August 1, 2002 through July 31, 2003 by the following sources. Approximately 80% of the ACE's BGS load was supplied by the winning bidders of the BGS auction. The remaining 20% of ACE's BGS load was supplied utilizing ACE's to be divested fossil fired units (prior to divestiture of the units) and ACE's NUG contracts, to the extent such electric generating plants were not sufficient to satisfy such load. Any excess energy available from these sources was sold to the market to offset the BGS supply costs. Effective August 1, 2003, 100% of the BGS load is supplied by the winning bidders of the 2003 BGS auction with 100% of the capacity and energy available from the NUG contracts sold to the market to offset the NUG contract costs. ACE is providing 500 MW of capacity credits to the winning bidders of the 2003 BGS auction. The energy associated with these capacity credits is sold to the market with the revenues used to offset the operating costs of the fossil units. In January 2003, ACE terminated its competitive bidding process to sell these generation units. ACE's regulated service area covers about 2,700 square miles within the southern one-third of New Jersey and has a population of approximately 0.9 million.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND IMPACT OF OTHER ACCOUNTING STANDARDS
Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of ACE and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Financial Statement Presentation

     The Company's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10K for the year ended December 31, 2002. In management's opinion, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly ACE's financial position as of September 30, 2003 and 2002, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2003 may not be indicative of results that will be realized for the full year ending December 31, 2003. Certain prior period amounts have been reclassified in order to conform to current period presentation.

Classification Items

    ACE recorded amounts for the allowance for funds used during construction of $.4 million and $.7 million for the three months ended September 30, 2003 and 2002, respectively, and $1.6 million and $1.8 million for the nine months ended September 30, 2003 and 2002, respectively. These amounts are recorded as a reduction of "interest expense" within the "other income (expense)" caption in the accompanying consolidated statements of earnings.

     ACE recorded amounts for unbilled revenue of $58.5 million and $42.5 million as of September 30, 2003 and December 31, 2002. These amounts are included in the "accounts receivable" line item in the accompanying consolidated balance sheets.

Use of Estimates

     The preparation of financial statements in conformity with GAAP, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by ACE include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, and unbilled revenue. Although ACE believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Impact of Other Accounting Standards
Accounting for Guarantees and Indemnifications

     ACE has applied the provisions of FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to its agreements that contain guarantee and indemnification clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligation it assumes under certain guarantees or indemnifications issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     ACE has guaranteed residual values related to certain lease agreements for equipment and fleet vehicles under which the Company has guaranteed the portion of residual value in excess of fair value of assets leased. As of September 30, 2003, obligations under the guarantees were approximately $2.7 million. Assets leased under agreements subject to residual value guarantees are typically for a period ranging from 2 years to 10 years. Historically, payments under the guarantee have not been made by the Company as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, the Company believes the likelihood of requiring payment under the guarantee is remote.

     As of September 30, 2003, ACE did not have material obligations assumed under guarantees or indemnifications issued or modified after December 31, 2002 which were required to be recognized as a liability on its consolidated balance sheets.

New Accounting Standards

     On October 9, 2003, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FIN 46-6 entitled "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46)," deferring the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. The Staff Position defers the effective date of FIN 46 from the fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003 (year end 2003 financial statements for ACE), if both the variable interest entity was created before February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than in the disclosures required by paragraph 26 of FIN 46. ACE's assessment of FIN 46 to date has identified some entities that may require deconsolidation. However, ACE does not anticipate that the implementation of FIN 46 will impact its overall financial condition or results of operations.

     During the third quarter of 2003 ACE implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in ACE's reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" ("TOPrS") on its consolidated balance sheets to a long term liability classification. In accordance with the provisions of SFAS No. 150, prior period amounts were not reclassified. There was no impact on ACE's results of operations from the implementation of this Statement.

     ACE has wholly owned financing subsidiary trusts which have common and preferred trust securities outstanding and hold Junior Subordinated Debentures (the Debentures) of ACE. ACE owns all of the common securities of the trusts, which constitute approximately 3% of the liquidation amount of all of the trust securities issued by the trusts. The trusts use interest payments received on the Debentures, which are the trusts' only assets, to make cash distributions on the trust securities. The obligations of ACE pursuant to the Debentures and guarantees of distributions with respect to the trusts' securities, to the extent the trusts have funds available therefore, constitute full and unconditional guarantees of the obligations of the trusts under the trust securities the trusts have issued.

     For consolidated financial reporting purposes, the Debentures are eliminated in consolidation against the trust's investment in the Debentures. The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2028. The Debentures are subject to redemption, in whole or in part, at the option of ACE, at 100% of their principal amount plus accrued interest.

          If redemption had occurred at September 30, 2003, the maximum principal amount required to redeem the securities would have been the same as the amount recorded on the accompanying consolidated balance sheet.

		Shares Outstanding		Amount
Issuer	Series	Sept. 30, 2003	Dec. 31, 2003	Sept. 30, 2003	Dec. 31, 2003
			(Dollars in Millions)
ACE financing trust	$25 per share, 8.25%	-	2,800,000	$ -	$70.0
ACE financing trust	$25 per share, 7.375%	1,000,000	1,000,000	25.0	25.0
				$25.0	$95.0
(3) SEGMENT INFORMATION

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

(4) COMMITMENTS AND CONTINGENCIES
Rate Changes

     On February 3, 2003, ACE filed a petition with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution rates in New Jersey. The petition seeks a rate increase of approximately $68.4 million in electric delivery revenues, which equates to an increase in average total electricity rates of 6.9 percent overall. This is the first increase requested for electric distribution rates since 1991 and requests continuation of the currently authorized 12.5% Return on Equity (ROE). Of the $68.4 million increase requested, $63.4 is related to an increase in ACE's distribution rates. The remaining $5.0 million of ACE's request is related to the recovery of regulatory assets through ACE's Regulatory Asset Recovery Charge (RARC). The recovery of regulatory assets is requested over a four-year period, including carrying costs. The RARC request was subsequently modified to $4.2 million since some of the costs included in the original filing were no longer being incurred by ACE. The revised total revenue request was $67.6 million. On October 28, 2003, ACE filed a required update to reflect actuals for the entire test year. By updating forecasted data and making corrections that were identified in discovery or the updating process, the revised increase is $36.8 million, plus a RARC of $4.5 million, for a total increase request of $41.3 million. By Order dated July 31, 2003 in another matter, the NJBPU moved consideration of approximately $25.4 million of deferred restructuring costs into this proceeding. These deferred restructuring costs are subject to deferred accounting through the Basic Generation Service, Net Non-Utility Generation Charge, Market Transition Charge and Societal Benefits Charge of the Company's tariffs. In the October 28, 2003, update to the base case ACE filed testimony supporting the recovery of $31 million in deferred costs transferred to the Base Case from the deferral case. Of these costs, $3.7 million are associated with the Company's Basic Generation Service (BGS) activities and $27.3 million of the costs are restructuring transition-related costs. The filing also supported recovery of $5.1 million in transaction costs related to the fossil generation divestiture efforts. If recovery of the $ 36.1 million is approved, it is expected that recovery, with interest, will continue to be subject to deferred accounting through the above listed components of ACE's tariffs over a period of time as determined by the NJBPU. A schedule has been set which would make possible a final order in mid 2004. ACE cannot predict at this time the outcome of this filing.

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

     On February 5, 2003, the NJBPU issued an order on its own initiative seeking input from ACE and the Ratepayer Advocate within 10 days as to whether and by how much to cut the 13% pre-tax return that ACE was then authorized to earn on BLE. ACE responded on February 18 with arguments that: 1) reduced costs to ratepayers could be achieved legally through timely approvals by the NJBPU of the stranded cost filing made by ACE on January 31, 2003, and a securitization filing made the week of February 10; and 2) it would be unlawful, perhaps unconstitutional, and a breach of settlement and prior orders for the NJBPU to deny a fair recovery on prudently incurred investment and to do so without evidentiary hearings or other due process. On April 21, 2003, the NJBPU issued an order making the return previously allowed on BLE interim, as of the date of the order, and directing that the issue of the appropriate return for BLE be included in the stranded cost proceeding. On July 25, 2003, the NJBPU voted to approve a pre-tax return reflecting a 9.75% Return on Equity for the period April 21, 2003 through August 1, 2003. The rate from August 1, 2003 through such time as ACE securitizes the stranded costs will be 5.25%, which the NJBPU represents as being approximately equivalent to the securitization rate. On September 25, 2003 the NJBPU issued its written order memorializing its July 25, 2003 decision.

     On February 14, 2003, ACE filed a Bondable Stranded Costs Rate Order Petition with the NJBPU. The petition requested authority to issue $160 million of Transition Bonds to finance the recovery of stranded costs associated with BLE and costs of issuances. This proceeding is related to the proceeding seeking an administrative determination of the stranded costs associated with BLE that was the subject of the July 25, 2003 NJBPU vote. On September 25, 2003 the NJBPU issued its bondable stranded cost rate order authorizing the issuance of up to $152 million of transition bonds.

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

THIS PAGE INTENTIONALLY LEFT BLANK.

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC. STATEMENTS OF EARNINGS AND MEMBER'S EQUITY (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions of Dollars)
Operating Revenue
Utility	$13.5	-	$35.1	-
Operating Expenses
Amortization of bondable transition property	8.3	-	19.4	-
Interest expense	5.1	-	15.3	-
Servicing and administrative expenses	0.1	-	0.4	-
Total Operating Expenses	13.5	-	35.1	-
Operating Income	-	-	-	-

Income Tax Expense	-	-	-	-

Net Income	$ -	-	$ -	-

Member's equity, beginning of period	$ 2.2	-	$ 2.2	-

Net Income	-	-	-	-

Member's equity, end of period	$ 2.2	-	$ 2.2	-

The accompanying Notes are an integral part of these Financial Statements.

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC. BALANCE SHEETS (Unaudited)
ASSETS	September 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT ASSETS
Restricted funds held by trustee	$ 24.6	$ -
Transition bond charge receivable for Servicer	19.9	12.7
Total Current Assets	44.5	12.7
OTHER ASSETS
Bondable transition property, net	403.9	420.8
Deferred financing costs	6.9	6.9
Other	2.2	2.2
Total Other Assets	413.0	429.9
TOTAL ASSETS	$457.5	$442.6

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Interest accrued	$ 15.5	$ .7
Short term debt	28.2	14.4
Total Current Liabilities	43.7	15.1
LONG-TERM DEBT	411.6	425.3
MEMBER'S EQUITY	2.2	2.2
TOTAL LIABILITIES AND MEMBER'S EQUITY	$457.5	$442.6

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

     ACE Funding was organized for the sole purpose of purchasing and owning Bondable Transition Property (BTP), issuing transition bonds (Transition Bonds) to fund the purchasing of BTP, pledging its interest in BTP and other collateral to the Trustee to collateralize the Transition Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. BTP represents the irrevocable right of ACE or its successor or assignee, to collect a non-bypassable transition bond charge (TBC) from customers pursuant to bondable stranded costs rate orders (BPU Financing Orders), issued by the New Jersey Board of Public Utilities (BPU) in accordance with the Electric Discount and Energy Competition Act enacted by the state of New Jersey in February 1999.

     On September 20, 2002, a BPU Financing Order was issued to ACE authorizing the issuance of $440 million of Transition Bonds. ACE Funding issued $440 million of Transition Bonds on December 19, 2002 and used to proceeds to purchase BTP from ACE. On September 25, 2003, a second BPU Financing Order was issued to ACE authorizing the issuance of up to $152 million of Transition Bonds.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation

     ACE Funding's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10K for the year ended December 31, 2002. In management's opinion, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly ACE Funding's financial position as of September 30, 2003 and 2002, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2003 may not be indicative of results that will be realized for the full year ending December 31, 2003.

Use of Estimates

     The preparation of financial statements in conformity with GAAP, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Although ACE Funding believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

New Accounting Standards

     On October 9, 2003, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FIN 46-6 entitled "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46)," deferring the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. The Staff Position defers the effective date of FIN 46 from the fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003 (year end 2003 financial statements for ACE Funding), if both the variable interest entity was created before February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than in the disclosures required by paragraph 26 of FIN 46.

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

PEPCO HOLDINGS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. As part of the sale, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries (collectively, "Mirant"). On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). Under bankruptcy law, a debtor generally may, with authorization from a bankruptcy court, assume or reject executory contracts. A rejection of an executory contract entitles the counterparty to file a claim as an unsecured creditor against the bankruptcy estate for damages incurred due to the rejection of the contract. In a bankruptcy proceeding, a debtor can normally restructure some or all of its pre-petition liabilities.

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco Holdings and Pepco. However, management currently believes that Pepco Holdings and Pepco currently have sufficient cash, cash flow and borrowing capacity under their credit facilities and in the capital markets to be able to satisfy the additional cash requirements that may arise due to the Mirant bankruptcy. Accordingly management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco Holdings or Pepco to fulfill their contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of either company.

Transition Power Agreements

     As part of the asset purchase and sale agreement for the Pepco generation assets (the "Asset Purchase and Sale Agreement"), Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the "TPAs"). Under these agreements, Mirant was obligated to supply Pepco with all of the capacity and energy needed to fulfill its standard offer service obligations in Maryland through June 2004 and its standard offer service obligations in the District of Columbia into January 2005, in each case at rates that were lower than the rates that Pepco charges to its customers. The rates under the TPAs currently are less than the prevailing market rates.

     On October 24, 2003, Pepco entered into a Settlement Agreement and Release (the "Settlement Agreement") with Mirant Corporation and its affiliate Mirant Americas Energy Marketing, LP (the "Mirant Parties"), pursuant to which the Mirant Parties have agreed that they will assume both of the TPAs in exchange for Pepco's agreement to amend the TPAs, effective October 1, 2003, to increase the purchase price of energy under the TPAs. Under the Settlement Agreement, the parties also agreed that Pepco will have an allowed, pre-petition general unsecured claim against each of the Mirant Parties in the amount of $105 million (the "Pepco TPA Claim"). Additionally, Pepco will have the right to assert the Pepco TPA Claim against other Mirant debtors. The effectiveness of the Settlement Agreement is contingent upon the approval of the Settlement Agreement, including the Pepco TPA Claim, by an order of the Bankruptcy Court. At a hearing on November 12, 2003, the Bankruptcy Court indicated it would approve the Settlement Agreement, subject to the parties agreeing on the forms of the applicable orders.

     In accordance with the Settlement Agreement, the purchase price of energy would increase to $41.90 per megawatt hour during summer months (May 1 through September 30) and $31.70 per megawatt hour during winter months (October 1 through April 30) under the District of Columbia TPA and would increase to $46.40 per megawatt hour during summer months and $28.60 per megawatt hour during winter months under the Maryland TPA. Under the amended TPAs, the purchase prices paid by Pepco for capacity in the District of Columbia and Maryland would remain $3.50 per megawatt hour and the charge paid by Pepco for certain ancillary services would remain $.50 per megawatt hour. The revisions would result in an increase in the average purchase price to Pepco for energy from approximately 3.4 cents per kilowatt hour to an average purchase price of approximately 4.0 cents per kilowatt hour. The revenues produced by the currently approved tariff rates that Pepco charges its customers for providing standard offer service average approximately 4.1 cents per kilowatt hour.

     The Settlement Agreement, if approved by the Bankruptcy Court, would eliminate the price risk that Pepco would have incurred had the TPAs been rejected. Pepco estimates that, if the Settlement Agreement is approved by the court, it will pay Mirant an additional $105 million for the purchase of energy over the remaining terms of the TPAs. These payments will be offset by a reduction of payments by Pepco to customers for the period 2003 through 2006 of approximately $45 million pursuant to the generation procurement credit established pursuant to regulatory settlements entered into in the District of Columbia and Maryland under which Pepco and its customers share any margin between the price paid by Pepco to procure standard offer service and the price paid by customers for standard offer service. As a result, Pepco currently anticipates that it will incur a net additional cash outlay of approximately $60 million due to the amendments of the respective TPAs. The foregoing estimates are based on current service territory load served by competitive suppliers and by standard offer service and does not include financing costs, all of which could be subject to fluctuation.

     If the Settlement Agreement is not approved and the TPAs are successfully rejected by Mirant, Pepco would be required to replace the electricity currently supplied under the TPAs, likely through one or more supply contracts supplemented by market purchases. Pepco is confident that it would have alternative sources of supply sufficient to fulfill its standard offer service obligations to customers in Washington, D.C. which expire in February 2005 and Maryland at the end of June 2004. Pepco estimates that as of November 12, 2003, it would cost approximately $30 million for the remainder of 2003, $100 million in 2004 and $9 million in 2005 to replace, at a projected purchase price of approximately 4.7 cents per kilowatt hour, the electricity required to supply Pepco's standard offer service obligations in Maryland and the District of Columbia for the remainder of the respective terms of the TPAs. These figures include the impact of the generation procurement credit.

     In summary, if the Settlement Agreement is approved, or if the Settlement Agreement is not approved and the TPAs are successfully rejected, Pepco's earnings in the future will be lower. There was no impact on Pepco's results of operations or financial condition during the quarter ended September 30, 2003, as a result of the amended TPAs.

     There is no assurance that the Bankruptcy Court will approve the Settlement Agreement. If the Settlement Agreement is approved, the amount, if any, that Pepco will be able to recover from the Mirant bankruptcy estate in respect of the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate. Accordingly, no receivable has been recorded in Pepco's accounting records. Any recovery would be subject to the generation procurement credit.

Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison ("FirstEnergy"), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the "FirstEnergy PPA"). Under an agreement with Panda-Brandywine, L.P. ("Panda"), entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the "Panda PPA"). In each case, the purchase price is substantially in excess of current market prices. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated, among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs (the "PPA-Related Obligations").

Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due Pepco in respect of the PPA-Related Obligations (the "Mirant Pre-Petition Obligations"). The Mirant Pre-Petition Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco will file a claim against the Mirant bankruptcy estate to recover the full amount of this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. In view of this uncertainty, Pepco, in the third quarter of 2003, expensed $14.5 million ($8.7 million after-tax) to establish a reserve against the $29 million receivable from Mirant. The amount expensed represents Pepco's current estimate of the possible outcome in bankruptcy, although the amount ultimately recoverable could be higher or lower.

Mirant's Attempt to Reject the PPA-Related Obligations

     On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations. Mirant's motion also sought injunctions to prohibit Pepco from initiating, or encouraging any person or entity to initiate, any proceedings before the Federal Energy Regulatory Commission ("FERC") that seek to require Mirant to perform the PPA-Related Obligations and to prohibit FERC from taking any action to require Mirant to perform the PPA-Related Obligations.

     On September 25, 2003, the Bankruptcy Court entered an order stating that it was not necessary to issue an injunction against Pepco because the automatic stay provisions of the Bankruptcy Code prohibit Pepco from commencing or continuing any judicial or administrative proceedings against Mirant. The Bankruptcy Court's order did grant a preliminary injunction that prohibits FERC from (i) taking any action to require or coerce Mirant to abide by the terms of the PPA-Related Obligations or commencing or continuing any proceeding outside of the Bankruptcy Court with respect to the PPA-Related Obligations and (ii) taking any action, or encouraging any person or entity to take an action, to require or coerce Mirant to abide by the terms of the TPAs. The Bankruptcy Court also ordered Mirant to continue to perform the PPA-Related Obligations and its obligations under the TPAs until relieved of those obligations by an order of an appropriate court.

     Upon motions filed by Pepco and FERC, on October 9, 2003, the U.S. District Court for the Northern District of Texas (the "District Court") withdrew jurisdiction over both the rejection and preliminary injunction proceedings from the Bankruptcy Court. On October 30, Pepco submitted to the District Court its opposition to Mirant's motion to reject the PPA-Related Obligations. FERC filed a brief in support of Pepco's position on the same date. In addition, the National Association of Regulatory Utility Commissioners filed an amicus brief in support of Pepco's position on October 30, 2003. On November 6, Mirant submitted its reply to Pepco's opposition and The Official Committee of Unsecured Creditors of Mirant Corporation filed a brief in support of Mirant's motion to reject the PPA-Related Obligations. Pepco is exercising all available legal remedies and vigorously opposing Mirant's attempts to reject the PPA-Related Obligations in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of the proceeding cannot be predicted with any degree of certainty.

     In accordance with the Bankruptcy Court's September 25 order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of the ongoing proceedings. However, if Mirant successfully rejects, and is otherwise permitted to stop performing the PPA-Related Obligations, Pepco would be required to repay to Mirant, for the period beginning on the effective date of the rejection (the earliest possible effective date is September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it would be required to repay to Mirant if rejection were permitted as indicated above, as of November 12, 2003, is approximately $21 million. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge such amounts accrued from July 14, 2003, the date on which Mirant filed its bankruptcy petition to September 18, 2003, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.8 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected. If Pepco were required to repay any such amounts, the payment would be expensed at the time the payment is made.

     The following are estimates prepared by Pepco of its additional exposure if Mirant's motion to reject its PPA-Related Obligations is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of November 1, 2003, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of November 1, 2003, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 5.7 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 3.9 cents per kilowatt hour, Pepco estimates that it would cost approximately $12 million for the remainder of 2003, $75 million in 2004 and $65 million in 2005, the last year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of November 1, 2003, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 14.3 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 7.1 cents per kilowatt hour, Pepco estimates that it would cost approximately $7 million for the remainder of 2003, $40 million in 2004, and $35 million in 2005 and approximately $35 million to $40 million annually thereafter through the 2021 contract termination date. For a discussion of a separate dispute with Panda regarding this agreement, see Part II, Item I, Legal Proceedings. Any potential liability in the Panda litigation would be encompassed within the estimated loss discussed above.

     Based on the foregoing assumptions, Pepco estimates that its pre-tax exposure in respect of the rejection of the PPA-Related Obligations aggregates approximately $475 million on a net present value basis (based on a discount rate of 7.5 percent).

     The ability of Pepco to recover from the Mirant bankruptcy estate in respect of the Mirant Pre-Petition Obligations and damages if the PPA-Related Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment or the timing of any recovery.

     If Mirant successfully rejects the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the Maryland and District of Columbia Public Service Commissions to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the Maryland and District of Columbia Public Service Commissions in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant is successful in its motion to reject the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered ultimately through Pepco's distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. ("SMECO") under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating station (the "SMECO Agreement"). Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder. At this time, Mirant continues to make post-petition payments due to SMECO. The agreement remains in effect through 2015 and the capacity payment to SMECO is approximately $5.5 million annually. The estimated cost to Pepco, net of estimated capacity and energy revenues, would be approximately $.5 million for the remainder of 2003, $3 million in 2004 and $2 million annually thereafter through 2015.

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

Use of Estimates

     The preparation of financial statements in conformity with GAAP, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by the Company include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, unbilled revenue, pension assumptions, fair values used in the purchase method of accounting and the resulting goodwill balance. Although Pepco Holdings believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

New Accounting Standards

     On October 9, 2003, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FIN 46-6 entitled "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46)," deferring the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. The Staff Position defers the effective date of FIN 46 from the fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003 (year end 2003 financial statements for Pepco Holdings), if both the variable interest entity was created before February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than in the disclosures required by paragraph 26 of FIN 46. Pepco Holdings' assessment of FIN 46 to date has identified some entities that may require deconsolidation. However, Pepco Holdings does not anticipate that the implementation of FIN 46 will impact its overall financial condition or results of operations.

     During the third quarter of 2003 Pepco Holdings implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in Pepco Holdings' reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" and "Mandatorily Redeemable Serial Preferred Stock" on its consolidated balance sheets to a long term liability classification. In accordance with the provisions of SFAS No. 150, prior period amounts were not reclassified. There was no impact on Pepco Holdings' results of operations from the implementation of this Statement.

CONSOLIDATED RESULTS OF OPERATIONS
LACK OF COMPARABILITY OF OPERATING RESULTS WITH PRIOR PERIODS

     The accompanying results of operations for the three and nine months ended September 30, 2003 include Pepco Holdings and its subsidiaries' results. The results of operations for the corresponding 2002 periods include the results of Pepco and its pre-merger subsidiaries for the entire period consolidated with the results of Conectiv and its subsidiaries starting on August 1, 2002, the date the merger was completed. Accordingly, the results of operations for the three and nine months ended September 30, 2003 and 2002 are not comparable.

OPERATING REVENUE
Results for Three Months Ended September 30, 2003 Compared to September 30, 2002

     Total consolidated operating revenue for the three months ended September 30, 2003, was $2,130.6 million compared to $1,641.2 million for the comparable period in 2002. Intercompany revenue has been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$ 518.4	$ 516.6	$ 1.8
Conectiv Power Delivery	750.0	456.0	294.0
Conectiv Energy	556.0	390.4	165.6
Pepco Energy Services	277.1	250.0	27.1
Other Non-Regulated	29.1	28.2	.9
Total	$2,130.6	$1,641.2

     The increase in Pepco's operating revenue during the third quarter of 2003 primarily resulted from a $9.4 million increase due to a fuel tax pass through, partially offset by a $5.4 million decrease in Delivery revenue (revenue Pepco receives for delivering energy to its customers) and a $1.6 million decrease in SOS revenue (revenue Pepco receives for the procurement of energy by Pepco for its customers). These decreases resulted from cooler weather during the third quarter of 2003. Cooling degree days decreased by 19%, and delivered kilowatt-hour sales decreased by approximately 6% in the third quarter of 2003.

     Pepco's retail access to a competitive market for generation services was made available to all Maryland customers on July 1, 2000 and to D.C. customers on January 1, 2001. At September 30, 2003, 16% of Pepco's Maryland customers and 12% of its D.C. customers have chosen alternate suppliers. These customers accounted for 987 megawatts of load in Maryland (of Pepco's total load of 3,439) and 1,018 megawatts of load in D.C. (of Pepco's total load of 2,269). At September 30, 2002, 14% of Pepco's Maryland customers and 12% of its D.C. customers had chosen alternate suppliers. These customers accounted for 1,134 megawatts of load in Maryland (of Pepco's total load of 3,369) and 1,195 megawatts of load in D.C. (of Pepco's total load of 2,326).

     The 2003 amounts for Conectiv Power Delivery and Conectiv Energy represent their operations for the entire period. The 2002 amounts represent only post-merger results and therefore the periods are not comparable.

     The increase in Pepco Energy Services' operating revenue during the 2003 quarter was primarily due to growth in its retail natural gas business resulting from higher commodity volume that related to more commercial and industrial customers being served and to higher prices due to the natural gas wholesale market conditions.

Results for Nine Months Ended September 30, 2003 Compared to September 30, 2002

     Total consolidated operating revenue for the nine months ended September 30, 2003, was $5,757.7 million compared to $2,716.7 million for the comparable period in 2002. Intercompany revenue has been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$1,221.9	$1,223.4	$ (1.5)
Conectiv Power Delivery	1,931.6	456.0	1,475.6
Conectiv Energy	1,690.6	390.4	1,300.2
Pepco Energy Services	822.2	567.3	254.9
Other Non-Regulated	91.4	79.6	11.8
Total	$5,757.7	$2,716.7
The decrease in Pepco's operating revenue for the nine months ended September 30, 2003, resulted from the following:

     Delivery revenue (revenue Pepco receives for delivering energy to its customers) increased by $8.7 million for the nine months ended September 30, 2003. This increase results from a $9.7 million increase due to a fuel tax pass through, partially offset by an approximate $1.0 million decrease during the period due to the following: during the third quarter of 2003, delivery revenue decreased by $5.4 million from cooler weather, as delivered kilowatt-hour sales decreased by 6%; and delivery revenue decreased by $11.2 million in the second quarter of 2003 due to unusually cool weather, as delivered kilowatt-hour sales decreased by approximately 4.6%. These decreases were partially offset by an increase of $15.9 million from unusually cold weather during the first quarter of 2003, as delivered kilowatt-hour sales increased by approximately 11.6%.

     SOS revenue (revenue Pepco receives for the procurement of energy by Pepco for its customers) decreased by $2.9 million for the nine month period in 2003. During the third quarter of 2003, SOS revenue decreased by $1.6 million from cooler weather, as cooling degree days decreased by 29% and heating degree days increased by 33%. Additionally, SOS revenue decreased during the second quarter of 2003 by approximately $7.9 million due to unusually cool weather, as cooling degree days decreased by 37.2%. These decreases were partially offset by a $6.6 million increase in revenues during the first quarter of 2003 from unusually cold weather, as heating degree days increased 31.7%.

Other revenue decreased $7.4 million primarily as a result of $6.8 million lower capacity available to sell, lower capacity market rates, and restructuring in the PJM market.

     The 2003 amounts for Conectiv Power Delivery and Conectiv Energy represent their operations for the entire period. The 2002 amounts represent only post-merger results and therefore the periods are not comparable. Due to uncertainty in the energy markets, and current levels of capacity reserves within PJM, Conectiv Energy cancelled an order for four GE combustion turbines in the first quarter of 2003. As a result, during the first quarter of 2003, Pepco Holdings recognized a net pre-tax write-off of $52.8 million ($31.1 million after-tax). Additionally, Conectiv Energy lost $27 million after-tax resulting from net trading losses prior to the cessation of proprietary trading. Including these unfavorable events, Conectiv Energy had a net loss o $62.0 million for the 2003 nine-month period.

     The increase in Pepco Energy Services' operating revenue during the nine month period ended 2003 primarily resulted from growth in its retail commodity business for sales of electricity and natural gas due to higher volume which resulted from more commercial and industrial customers being served and higher prices due to wholesale commodity market conditions.

     The increase in Other Non-Regulated operating revenue during the 2003 nine month period was principally due to higher lease portfolio revenue of approximately $12.9 million derived from new energy leveraged leases entered into during 2002.

OPERATING EXPENSES
Results for Three Months Ended September 30, 2003 Compared to September 30, 2002

     Total consolidated operating expenses for the three months ended September 30, 2003, were $1,782.0 million compared to $1,383.4 million for 2002. Intercompany expenses have been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$ 406.0	$375.7	$ 30.3
Conectiv Power Delivery	458.8	278.9	179.9
Conectiv Energy	715.0	479.8	235.2
Pepco Energy Services	272.0	242.4	29.6
Other Non-Regulated	(62.8)	9.0	(71.8)
Corporate and Other	(7.0)	(2.4)	(4.6)
Total	$1,782.0	$1,383.4

     The increase in Pepco's operating expenses during the 2003 quarter primarily resulted from an $11.2 million increase in fuel and purchased energy expense. This was mostly due to a $14.5 million receivable reserve to reflect the potential exposure related to a pre-petition receivable from Mirant Corp., for which Pepco will file a creditor's claim in the bankruptcy proceedings, partially offset by $3.3 million of lower SOS costs. Also, the increase in Pepco's operating expenses was primarily due to storm restoration related expenses of $9.8 million, a $7.1 million increase in other taxes (primarily due to higher Fuel and Energy tax), and a $4.0 million increase in software amortization expenses.

     The 2003 amounts for Conectiv Power Delivery and Conectiv Energy represent their operations for the entire period. The 2002 amounts represent only post-merger results and therefore the periods are not comparable.

     The increase in Pepco Energy Services' operating expenses during the 2003 quarter is primarily due to growth in its retail natural gas business from higher commodity volume related to more commercial and industrial customers being served and to higher prices due to the natural gas wholesale market conditions.

     The decrease in Other Non-Regulated operating expenses during the 2003 quarter is principally due to the fact that during the third quarter of 2003 PCI recorded a pre-tax gain of $68.8 million on the sale of the Edison Place office building.

"Corporate and Other" primarily includes unallocated Pepco Holdings' operating expenses.
Results for Nine Months Ended September 30, 2003 Compared to September 30, 2002

     Total consolidated operating expenses for the nine months ended September 30, 2003, were $5,230.7 million compared to $2,293.8 million for 2002. Intercompany expenses have been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$ 997.3	$ 948.8	$ 48.5
Conectiv Power Delivery	1,227.3	278.9	948.4
Conectiv Energy	2,293.5	479.8	1,813.7
Pepco Energy Services	822.9	559.0	263.9
Other Non-Regulated	(42.2)	29.7	(71.9)
Corporate and Other	(68.1)	(2.4)	(65.7)
Total	$5,230.7	$2,293.8

     The increase in Pepco's operating expenses during the nine month 2003 period primarily resulted from an increase of $24.3 million primarily due to pension and Other Post-Employment Benefits (OPEB) related costs of $14.7 million and $9.6 million in storm restoration expenses, a $10.5 million increase in software amortization, and an increase of $7.5 million in fuel and purchased energy expense (due to the $14.5 million Mirant receivable reserve, offset by $7.0 million in lower SOS costs).

     The 2003 amounts for Conectiv Power Delivery and Conectiv Energy represent their operations for the entire period. The 2002 amounts represent only post-merger results and therefore the periods are not comparable. Due to uncertainty in the energy markets, and current levels of capacity reserves within PJM, Conectiv Energy cancelled an order for four GE combustion turbines in the first quarter of 2003. As a result, during the first quarter of 2003, Pepco Holdings recognized a net pre-tax write-off of $52.8 million ($31.1 million after-tax). Additionally, Conectiv Energy lost $27 million after-tax resulting from net trading losses prior to the cessation of proprietary trading. Including these unfavorable events, Conectiv Energy had a net loss of $62.0 million for the 2003 nine-month period.

     The increase in Pepco Energy Services' operating expenses during the first nine months of 2003 primarily resulted from growth in its retail commodity business for sales of electricity and natural gas due to higher volume which resulted from more commercial and industrial customers being served and higher prices due to wholesale commodity market conditions.

     The decrease in Other Non-Regulated operating expenses during this nine month 2003 period is principally due to the fact that during the third quarter of 2003 PCI recorded a pre-tax gain of $68.8 million on the sale of the Edison Place office building.

     "Corporate and Other" primarily includes the purchase accounting adjustment of $57.9 million before tax ($34.6 million after tax) related to a loss on CT contract cancellation. Additionally, this amount includes the unallocated Pepco Holdings' operating expenses.

OTHER INCOME (EXPENSES)
Results for Three Months Ended September 30, 2003 Compared to September 30, 2002

     Total consolidated other (expenses), which primarily consists of dividend and interest income and interest expense, for the three months ended September 30, 2003, were $(84.1) million compared to $(62.2) million for 2002. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$(13.5)	$(17.6)	$ 4.1
Conectiv Power Delivery	(20.8)	(18.6)	(2.2)
Conectiv Energy	(6.2)	(1.1)	(5.1)
Pepco Energy Services	.5	(.1)	.6
Other Non-Regulated	(15.8)	(9.4)	(6.4)
Corporate and Other	(28.3)	(15.4)	(12.9)
Total	$(84.1)	$(62.2)
The decrease in Pepco's other expense during the 2003 quarter primarily results from a $2.4 million increase in interest and dividend income.

     The 2003 amounts for Conectiv Power Delivery and Conectiv Energy represent their operations for the entire period. The 2002 amounts represent only post-merger results and therefore the periods are not comparable.

     The increase in Other Non-Regulated other (expenses) during the 2003 quarter resulted from additional capital costs of approximately $2.0 million due to new energy leveraged lease investments entered into during 2002 and from approximately $4 million of reduced income from miscellaneous investments.

"Corporate and Other" in 2003 primarily results from unallocated Pepco Holdings' capital costs, such as the acquisition financing.
Results for Nine Months Ended September 30, 2003 Compared to September 30, 2002

     Total consolidated other (expenses), which primarily consists of interest income and interest expense, for the nine months ended September 30, 2003, were $(239.4) million compared to $(115.1) million for 2002. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$(46.7)	$ (52.1)	$ 5.4
Conectiv Power Delivery	(58.4)	(18.6)	(39.8)
Conectiv Energy	(14.5)	(1.1)	(13.4)
Pepco Energy Services	3.8	(.1)	3.9
Other Non-Regulated	(40.4)	(27.8)	(12.6)
Corporate and Other	(83.2)	(15.4)	(67.8)
Total	$(239.4)	$(115.1)
The decrease in Pepco's other expense during the 2003 nine month period primarily results from a $6.2 million decrease in interest expense due to lower debt outstanding.

     The 2003 amounts for Conectiv Power Delivery and Conectiv Energy represent their operations for the entire period. The 2002 amounts represent only post-merger results and therefore the periods are not comparable.

The increase in Pepco Energy Services' other income during this period primarily resulted from increased earnings from an investment accounted for under the equity method.

     The increase in Other Non-Regulated other (expenses) during the first nine months of 2003 resulted from additional capital costs of approximately $8.4 million due to new energy leveraged lease investments entered into during 2002 and due to approximately $4.0 million of reduced income from miscellaneous investments.

"Corporate and Other" in 2003 primarily represents unallocated Pepco Holdings' capital costs, such as the acquisition financing.
INCOME TAX EXPENSE (BENEFIT)
Results for Three Months Ended September 30, 2003 Compared to September 30, 2002
Total consolidated income tax expense for the three months ended September 30, 2003, was $101.5 million compared to $74.3 million for 2002. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$38.7	$46.8	$ (8.1)
Conectiv Power Delivery	26.8	15.7	11.1
Conectiv Energy	15.4	9.4	6.0
Pepco Energy Services	2.7	2.1	.6
Other Non-Regulated	24.6	(2.1)	26.7
Corporate and Other	(6.7)	2.4	(9.1)
Total	$101.5	$74.3

     The consolidated effective tax rate for the third quarter ended September 30, 2003 and 2002, was approximately 39% compared to an expected federal statutory rate of 35%. The major reason for the difference was state income taxes (net of federal benefit) of approximately 5%.

     The 2003 amounts for Conectiv Power Delivery and Conectiv Energy represent their operations for the entire period. The 2002 amounts represent only post-merger results and therefore the periods are not comparable.

Results for Nine Months Ended September 30, 2003 Compared to September 30, 2002
Total consolidated income tax expense for the nine months ended September 30, 2003, was $99.9 million compared to $110.5 million for 2002. A detail of these amounts is as follows:
	2003	2002	Change
Pepco	$68.5	$ 84.0	$(15.5)
Conectiv Power Delivery	54.2	15.7	38.5
Conectiv Energy	(43.5)	9.4	(52.9)
Pepco Energy Services	0.4	2.6	(2.2)
Other Non-Regulated	25.6	(3.6)	29.2
Corporate and Other	(5.3)	2.4	(7.7)
Total	$99.9	$110.5

     The consolidated effective tax rate for the nine moths ended September 30, 2003 and 2002, was approximately 37% compared to an expected federal statutory rate of 35%. The major reasons for the difference were state income taxes (net of federal benefit) of approximately 5%, offset by a lower effective tax rate for leveraged leases of approximately 3%.

     The 2003 amounts for Conectiv Power Delivery and Conectiv Energy represent their operations for the entire period. The 2002 amounts represent only post-merger results and therefore the periods are not comparable.

EXTRAORDINARY ITEM

     On July 25, 2003, the New Jersey Board of Public Utilities (NJBPU) approved the determination of stranded costs related to ACE's January 31, 2003, petition relating to its B.L. England generating facility. The NJBPU approved recovery of $149.5 million. As a result of the order, ACE reversed $10.0 million of accruals for the three and six months ended June 30, 2003, for the possible disallowances related to these stranded costs. The credit to income of $5.9 million is classified as an extraordinary gain in Pepco Holdings' financial statements, since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999.

CAPITAL RESOURCES AND LIQUIDITY
Sources of Liquidity

     Pepco Holdings and its subsidiaries rely on access to bank and capital markets as the primary sources of liquidity not satisfied by cash provided by its subsidiaries' operations. The ability of Pepco Holdings and its subsidiaries to borrow funds or issue securities, and the associated financing costs, are affected by the credit ratings of the issuing company. Due to $538.1 million of cash provided by operating activities, $280.3 million of cash used by investing activities, and $141.2 million of cash used by financing activities, cash and cash equivalents increased by $116.6 million during the nine months ended September 30, 2003 to $199.1 million. At December 31, 2002, cash and cash equivalents were $82.5 million.

     PCI maintains a $150 million marketable securities portfolio to satisfy a financial covenant on previously issued Medium-Term Notes (MTN). The last MTN subject to this covenant matures in November 2003, at which time PCI will be able to sell its marketable securities portfolio.

Working Capital

     At September 30, 2003, Pepco Holdings' current assets on a consolidated basis totaled $1.9 billion, whereas current liabilities totaled $2.4 billion. Current liabilities include $.3 billion in long-term debt due within one year and an additional $.8 billion of short-term debt incurred by Pepco Holdings and its subsidiaries. The following is an analysis of Pepco Holdings' short-term debt.

	As of September 30, 2003 ($ in Millions)
Type	PHI	Pepco	DPL	ACE	ACE Funding	Conectiv Energy	PCI	Conectiv	Pepco Holdings Consolidated
Variable Rate Demand Bonds	$ -	$ -	$104.8	$22.6	$ -	$ 31.0	$ -	$ -	$ 158.4
Current Portion of Long-Term Debt	-	50.0	2.5	9.0	28.2	-	125.0	50.0	264.7
Construction Revolver	-	-	-	-	-	303.3	-	-	303.3
Floating Rate Note	-	100.0	-	-	-	-	-	-	100.0
Commercial Paper	121.8	43.1	53.5	51.4	-	-		-	269.8
Total	$121.8	$193.1	$160.8	$83.0	$28.2	$334.3	$125.0	$50.0	$1,096.2
	As of December 31, 2002 ($ in Millions)
Type	PHI	Pepco	DPL	ACE	ACE Funding	Conectiv Energy	PCI	Conectiv	Pepco Holdings Consolidated
Variable Rate Demand Bonds	$ -	$ -	$ 104.8	$22.6	$ -	$ 31.0	$ -	$ -	$ 158.4
Current Portion of Long-Term Debt	-	50.0	87.2	70.2	14.4	-	134.5	50.0	406.3
Construction Revolver	-	-	-	-	-	161.8	-	-	161.8
Floating Rate Note	-	-	-	-	-	-	-	200.0	200.0
Commercial Paper	410.9	40.0	-	-	-	-	-	-	450.9
Total	$410.9	$90.0	$192.0	$92.8	$14.4	$192.8	$134.5	$250.0	$1,377.4

     Pepco Holdings maintains an ongoing commercial paper program of up to $700 million. Pepco, DPL, and ACE have ongoing commercial paper programs of up to $300 million, up to $275 million, and up to $250 million, respectively. The commercial paper notes can be issued with maturities up to 270 days from the date of issue. The proceeds of commercial paper notes issued under these programs are used primarily to meet working capital needs.

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

     The three-year and 364-day credit agreements contain customary financial and other covenants that, if not satisfied, could result in the acceleration of repayment obligations under the agreements or restrict the ability of the companies to borrow under the agreements. Among these covenants is the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreements. The credit agreements also contain a number of events of default that could result in the acceleration of repayment obligations under the agreements, including (i) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreements) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE.

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

     On August 22, 2003, Pepco entered into a $100 million term loan due March 30, 2004. The loan is variable rate with the initial interest rate period being three months. Proceeds were used to pay down Pepco commercial paper. The loan agreement under which the term loan was made contains customary financial and other covenants that, if not satisfied, could result in the acceleration of Pepco's repayment obligations under the agreement. Among these covenants is the requirement that Pepco maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the loan agreement. The loan agreement also contains a number of events of default that could result in the acceleration of repayment obligations under the agreement, including (i) the failure of Pepco or any of its significant subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against Pepco or its significant subsidiaries, and (iii) a change in control of Pepco Holdings (as defined in the credit agreements) or the failure of Pepco Holdings to own all of the voting stock of Pepco.

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

     The Financing Order requires that, in order to issue debt or equity securities, including commercial paper, Pepco Holdings must maintain a ratio of common stock equity to total capitalization (consisting of common stock, preferred stock, if any, long-term debt and short-term debt) of at least 30 percent. At September 30, 2003, Pepco Holdings' common equity ratio was 32.0 percent, or approximately $193.4 million in excess of the 30 percent threshold. The Financing Order also requires that all rated securities issued by Pepco Holdings be rated "investment grade" by at least one nationally recognized rating agency. Accordingly, if Pepco Holdings' common equity ratio were less than 30 percent or if no nationally recognized rating agency rated a security investment grade, Pepco Holdings could not issue the security without first obtaining from the SEC an amendment to the Financing Order.

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
Money Pool

     Pepco Holdings has received PUHCA authorization to establish the Pepco Holdings System money pool. The money pool provides financial flexibility and lowers the cost of borrowing. Certain direct and indirect subsidiaries of Pepco Holdings are eligible to participate in the money pool. Eligible subsidiaries with surplus cash may deposit those funds in the money pool. Eligible subsidiaries with cash deficits may borrow from the money pool. Pepco Holdings deposits funds in the money pool to the extent that the pool has insufficient funds to meet the borrowing needs of its participants. Therefore, to the extent Pepco Holdings must borrow these funds from external sources, Pepco Holdings' external borrowing requirement fluctuates based on the amount of funds deposited in the money pool. Pepco Holdings may not borrow from the money pool. Borrowings from the money pool are unsecured. Deposits in the money pool are guaranteed by Pepco Holdings. Depositors in the money pool receive and borrowers from the money pool pay an interest rate based primarily on Pepco Holdings' short-term borrowing rate.

Financing Activities
During the quarter ended September 30, 2003 and subsequent thereto through October 31, 2003, Pepco Holdings and its subsidiaries engaged in the following financing transactions:
On July 1, 2003, DPL redeemed at maturity $85 million of 6.40% First Mortgage Bonds.
On July 21, 2003, Pepco redeemed the following First Mortgage Bonds: $40 million of 7.5% series due March 15, 2028 and $100 million of 7.25% series due July 1, 2023.

     PCI redeemed the following Medium Term-Notes at maturity: on July 15, 2003, $5 million of its 7.04% series; on July 28, 2003, $7 million of its 7.00% series; and on August 21, 2003, $10 million of its 6.40% series.

     On August 7, 2003 on behalf of DPL, the Delaware Economic Development Authority issued $33.2 million of long-term bonds and loaned the proceeds to DPL. The bonds issued included $15.0 million of variable rate Exempt Facilities Refunding Revenue Bonds, Series A due August 1, 2038, and $18.2 million of 3.15% Pollution Control Refunding Revenue Bonds, Series B due February 1, 2023. The Series B bonds are subject to mandatory tender on August 1, 2008. All or a portion of the tendered bonds may be redeemed and/or remarketed. After August 1, 2008, the bonds may bear interest at a variable rate or fixed rate and may be subject to optional redemption prior to maturity, as provided for in the indenture for the bonds. On September 15, 2003, DPL used the proceeds to redeem $33.2 million of bonds outstanding, as follows: $15.0 million of 6.05% bonds, due June 1, 2032, and $18.2 million of 5.90% bonds, due June 1, 2021. The securities were exempt from registration under the Securities Act.

On September 2, 2003 Pepco redeemed 50,000 shares at the par value of $50.00 per share of its Serial Preferred Stock, $3.40 Series of 1992 in accordance with mandatory sinking fund requirements.
On October 15, 2003, Pepco redeemed at maturity $50 million of 5.625% First Mortgage Bonds.
On October 15, 2003, PCI redeemed at maturity $3 million of 8.15% Medium-Term Notes.
On October 16, 2003, PCI redeemed at maturity $42 million of 6.50% Medium-Term Notes.
On October 20, 2003, ACE Funding redeemed at maturity $14.5 million of 2.89% class A-1, Series 2002-1 transition bonds.
On October 31, 2003, DPL redeemed $1 million of 7.15% Electric Facilities Refunding Revenue Bonds, Series D, due July 1, 2011.
Effect of Mirant Bankruptcy on Liquidity
For a discussion of the potential impact of the Mirant bankruptcy on liquidity, see "Relationship with Mirant Corporation."
Shareholder Dividend Reinvestment Plan and Employee Benefit Plans

    Under The Pepco Holdings' Shareholder Dividend Reinvestment Plan and under various employee benefit plans of Pepco Holdings and its subsidiaries, Pepco Holdings can satisfy its obligations to supply Pepco Holdings common stock for the plans either by selling newly issued shares to the plans or by contributing cash that the plan administrators then use to purchase common stock in the open market. From January 1, 2003, to September 30, 2003, Pepco Holdings issued an aggregate of approximately 1.3 million shares of its common stock to fund its obligations under the plans.

Construction Expenditures

     Pepco Holdings' construction expenditures totaled $442.1 million for the nine months ended September 30, 2003. For the five-year period 2003 through 2007, construction expenditures are projected to total approximately $2.2 billion, of which approximately $1.7 billion is related to the Power Delivery segments. Pepco Holdings expects to fund these expenditures through internally generated cash from the power delivery businesses and further drawdowns on the construction revolver for Conectiv Bethlehem. In connection with the Conectiv Bethlehem revolving construction credit facility, Conectiv provides a guarantee associated with Conectiv Energy's agreement to purchase energy and capacity from Conectiv Bethlehem and other guarantees related to obligations of Conectiv subsidiaries under agreements related to constructing and operating the Conectiv Bethlehem mid-merit project. Generally, Conectiv's guarantee obligations will not exceed the amount of the debt outstanding under the credit facility and do not guarantee Conectiv Bethlehem's obligation to repay the debt. If Conectiv's credit ratings fall below the "Minimum Ratings Requirement" specified by the credit agreement, then, in an amount equal to Conectiv's outstanding guarantees, Conectiv is required to either: (i) deposit cash, (ii) obtain a letter of credit, or (iii) have another qualified party provide such guarantees. The "Minimum Ratings Requirement" of the credit agreement is not met if Conectiv's unsecured senior long-term debt (i) is rated lower than Baa3 by Moody's Investor Service (Moody's) or BBB- by Standard & Poors (S&P) or (ii) Conectiv's unsecured senior long-term debt is rated Baa3 by Moody's or BBB- by S&P and Conectiv receives a "negative outlook" or is placed on "credit watch negative" by Moody's or S&P.

     The Conectiv Bethlehem credit agreement contains a number of events of default that could be triggered by defaults on Conectiv or Conectiv Bethlehem debt, bankruptcy, Conectiv Bethlehem's loss of collateral, defaults by Conectiv Bethlehem under Conectiv Bethlehem project agreements such as the power purchase agreement between Conectiv Energy and Conectiv Bethlehem, and material adverse changes in Conectiv Bethlehem's regulatory status.

COMMITTEE OF CHIEF RISK OFFICERS RECOMMENDED RISK MANAGEMENT DISCLOSURES

     The following tables present the combined risk management disclosures of Conectiv Energy and Pepco Energy Services for the nine months ended September 30, 2003. Forward-looking data represents 100% of the combined positions of Conectiv Energy and Pepco Energy Services. The tables typically identify three business categories for the competitive energy segment defined as follows:

Proprietary trading - Standardized contracts entered into to take a view, capture market price changes, and/or put capital at risk. These activities are generally accounted for on a mark-to-market basis under SFAS No. 133.

Other energy commodity - Contracts associated with energy assets and retail energy marketing activities. Purchases and sales supporting the hedging of such activities including the provider of last resort services supported by Conectiv Energy.

Non-commodity energy - Other activities for the competitive energy segment provided for reconciliation to segment reporting (includes thermal, power plant operating services, energy-efficiency and other services business).

Table 1

     This table identifies the components of gross margin by type of activity (proprietary trading, other energy commodity, and non-commodity energy). Further delineation of gross margin by type of accounting treatment is also presented (mark-to market vs. accrual accounting treatment).

Statement of Competitive Energy Gross Margin For the Nine Months Ended September 30, 2003 (Dollars in Millions)
Mark to Market Activities	Proprietary Trading (1)	Other Energy Commodity (2)	Non-Commodity Energy (3)	Total
Unrealized Marked-to-market ("MTM") Gain (Loss)
Unrealized gain (loss) at inception	$ -	$ -	$ -	$ -
Changes in unrealized fair value prior to settlements	(66.4)	22.9	-	(43.5)
Changes in valuation techniques and assumptions	-	-	-	-
Reclassification to realized at settlement of contracts	72.0	(13.1)	-	58.9
Total changes in unrealized fair value	5.6	9.8	-	15.4
Realized Net Settlement of Transactions Subject to MTM	(72.0)	13.1	-	58.9
Total (Loss) Gain on MTM activities	(66.4)	22.9	-	(43.5)
Transaction-related expenses associated with MTM activity	(0.4)	(8.9)	-	(9.3)
Total MTM activities gross margin (4)	(66.8)	14.0	-	(52.8)
Accrual Activities
Accrual activities revenues	N/A	3,107.8	115.6	3,223.4
Hedge losses reclassified from OCI	N/A	(15.8)	-	(15.8)
Cash flow hedge ineffectiveness recorded in income statement	N/A	0.4	-	0.4
Total revenue-accrual activities revenues	N/A	3,092.4	115.6	3,208.0
Fuel and Purchased Power	N/A	(2,906.5)	(18.4)	(2,924.9)
Hedges of fuel and purchased power reclassified from OCI	N/A	3.1	-	3.1
Cash flow hedge ineffectiveness recorded in income statement	N/A	(3.9)	-	(3.9)
Other transaction-related expenses	N/A	-	(61.1)	(61.1)
Total accrual activities gross margin	N/A	185.1	36.1	221.2
Total Gross Margin	$(66.8)	$ 199.1	$ 36.1	$ 168.4
Notes:

(1) Includes all contracts held for trading. Contracts that are marked-to-market through earnings under
      SFAS No. 133 have been reclassified to "Other Energy Commodity" if their purpose was not speculative.
      The arbitrage activities and interpool and intrapool short term transactions of the 24-Hour Power Desk, which were formerly reported under "Proprietary Trading," have been retroactively moved to "Other
      Unregulated Contracts." Also $4.2 million of gross margin has been reclassified out of Proprietary
      Trading related to the 24-Hour Power desk from the first quarter of 2003.

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

Table 2
This table provides detail on changes in the competitive energy segment's net asset or liability balance sheet position with respect to energy contracts from one period to the next.
Roll-forward of Mark-to-Market Energy Contract Net Assets For the Nine Months Ended September 30, 2003 (Dollars are Pre-Tax and in Millions)
	Proprietary Trading (1)	Other Energy Commodity (2)	Total
Total Marked-to-market ("MTM") Energy Contract Net Assets at December 31, 2002	$15.8	$ 15.9	$ 31.7
Total change in unrealized fair value excluding reclassification to realized at settlement of contracts	(66.4)	23.8	(42.6)
Reclassification to realized at settlement of contracts	72.0	(53.7)	18.3
Effective portion of changes in fair value - recorded in OCI	-	14.2	14.2
Ineffective portion of charges in fair value - recorded in earnings	-	(3.5)	(3.5)
Net option premium payments	-	-	-
Purchase/sale of existing contracts or portfolios subject to MTM	(0.4)	0.8	0.4
Total MTM Energy Contract Net Assets at September 30, 2003 (a)	$21.0	$(2.5)	$ 18.5

(a) Detail of MTM Energy Contract Net Assets at September 30, 2003 (above)			Total
Current Assets			$ 84.1
Noncurrent Assets			52.6
Total MTM Energy Assets			136.7
Current Liabilities			(76.2)
Noncurrent Liabilities			(42.0)
Total MTM Energy Contract Liabilities			(118.2)
Total MTM Energy Contract Net Assets			$ 18.5
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

Table 3

     This table provides the source used to determine the carrying amount of the competitive energy segment's total mark-to-market asset or liability (exchange-traded, provided by other external sources, or modeled internally) and is further delineated by maturities.

Maturity and Source of Fair Value of Mark-to-Market Energy Contract Net Assets As of September 30, 2003 (Dollars are Pre-Tax and in Millions)
Fair Value of Contracts at September 30, 2003
Maturities
Source of Fair Value	2003	2004	2005	2006 and Beyond	Total Fair Value
Proprietary Trading (1)
Actively Quoted (i.e., exchange-traded) prices	$ 8.1	$ 7.8	$ 0.9	-	$16.8
Prices provided by other external sources (3)	1.9	2.5	(0.2)	-	4.2
Modeled	-	-	-	-	-
Total (5)	$ 10.0	$ 10.3	$ 0.7	$ -	$21.0
Other Unregulated (2)
Actively Quoted (i.e., exchange-traded) prices	$ 3.6	$ 29.6	$ 15.8	$ -	$49.0
Prices provided by other external sources (3)	(6.4)	(2.1)	5.3	2.6	(0.6)
Modeled (4)	(12.4)	(18.5)	(16.2)	(3.8)	(50.9)
Total	$(15.2)	$ 9.0	$ 4.9	$(1.2)	$(2.5)

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

(4) The modeled hedge position is a power swap for 50% of Conectiv Energy's "Provider of
        Last Resort" obligation in the DPL territory. The model is used to approximate the forward load quantities. Pricing is derived from the broker market.

(5) The forward value of the trading contracts represents positions held prior to the cessation of proprietary trading. The values were locked-in during the exit from trading and will be realized during the normal course of business through the year 2005.

Table 4

     This table presents details of merchant energy cash flows from gross margin, adjusted for cash provided or used by option premiums. This is not intended to present a statement of cash flows in accordance with GAAP.

Selected Competitive Energy Gross Margin Information For the Nine Months Ended September 30, 2003 (Dollars in Millions)
	Proprietary Trading (1)	Other Energy Commodity (2)	Non- Commodity Energy (3)	Total

Total Gross Margin (4)	$(66.8)	$199.1	$36.1	$168.4
Less: Total Change in Unrealized Fair Value	(5.6)	(9.8)	-	(15.4)
Gross Margin Adjusted for Unrealized Marked-to-market ("MTM") Gain/Loss	$(72.4)	$189.3	$36.1	$153.0
Add/Deduct Noncash Realized Amortization				1.2
Cash Component of Gross Margin (Accrual Basis)				$154.2
Net Change in Cash Collateral				$ 36.7

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

Table 5

     This table provides detail on effective cash flow hedges under SFAS No. 133 included in the balance sheet. The data in the table indicates the magnitude of the SFAS No. 133 hedges the competitive energy segment has in place and the changes in fair value associated with the hedges. The effective cash flow hedges presented in this table are further delineated by hedge type (commodity, interest rate, and currency), maximum term, and portion expected to be reclassified to earnings during the next 12 months.

Cash Flow Hedges Included in Accumulated Other Comprehensive Loss As of September 30, 2003 (Dollars in Millions)
Contracts	Accumulated Other Comprehensive Income ("OCI") (Loss) After Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
Merchant Energy (Non-Trading)	$ (8.5)	$(13.9)	51 months
Interest Rate	(72.8)	(4.9)	31 months
Foreign Currency	-	-
Other	-	-
Total	$(81.3)	$(18.8)
Total Other Comprehensive Loss Activity For the Nine Months Ended September 30, 2003 (After-Tax)
	Merchant Hedge Contracts	Non-Merchant Hedges	Total
Accumulated OCI, December 31, 2002	$ 6.0	$(67.9)	$(61.9)
Changes in fair value	4.5	0.6	5.1
Reclasses from OCI to net income	(28.3)	3.8	(24.5)
Accumulated OCI derivative loss, September 30, 2003	$(17.8)	$(63.5)	$(81.3)

Table 6
This table provides information on the competitive energy segment's credit exposure, net of collateral, to wholesale counterparties.
Schedule of Credit Risk Exposure on Competitive Wholesale Energy Contracts (Dollars in Millions)
	September 30, 2003
Rating (a)	Exposure Before Credit Collateral (b)	Credit Collateral (c)	Net Exposure	Number of Counterparties Greater Than 10% *	Net Exposure of Counterparties Greater Than 10%

Investment Grade	$213.1	$ 7.6	$205.5	3	$123.2
Non-Investment Grade	11.1	2.9	8.2	-	-
Split rating	-	-	-	-	-
No External Ratings	-	-	-	-	-
Internal Rated - Investment Grade	9.8	0.2	9.6	-	-
Internal Rated - Non-Investment Grade	9.9	-	9.9	-	-
Total	$243.9	$10.7	$233.2	3	$123.2
Credit reserves			$ 2.9
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

*	Using a percentage of the total exposure
Note:

Pepco Holdings attempts to minimize credit risk exposure from its competitive wholesale energy counterparties through, among other things, formal credit policies, regular assessments of counterparty creditworthiness that result in the establishment of an internal credit quality score with a corresponding credit limit, monitoring procedures that include stress testing, the use of standard agreements which allow for the netting of positive and negative exposures associated with a single counterparty and collateral requirements under certain circumstances, and has established reserves for credit losses.

Table 7

     This table provides point-in-time information on the amount of estimated production and fuel requirements hedged for the competitive energy segment's merchant generation facilities (based on economic availability projections).

Merchant Plant Owned Assets Hedging Information Estimated Three Calendar Years
	2003	2004	2005
Estimated Plant Output Hedged (1)	95%	100%	100%
Estimated Plant Gas Requirements Hedges (2)	137%	137%	119%

Pepco Holdings' portfolio of electric generating plants includes "mid-merit" assets and peaking assets. Mid-merit electric generating plants are typically combined cycle units, which can quickly change their MW output level on an economic basis. These plants are generally operated during times when demand for electricity rises and power prices are higher. The above information represents a hedge position for a single point in time and does not reflect the ongoing transactions executed to carry a balanced position. Pepco Holdings dynamically hedges both the estimated plant output and fuel requirements as the projected levels on output and fuel needs change.

The percentages above are based on modeled volumetric requirements using data available at September 30, 2003.
Hedged output is for on-peak periods only.
The 2003 data represents periods July through December.
(1)

While on-peak generation is 100% economically hedged, Pepco Holdings has POLR load requirements that are forecasted to exceed, on average, the dispatch level of generation in the fleet. In total, Pepco Holdings has installed capacity that exceeds the level of POLR. The peaking units are generally not used to meet POLR load requirements.

(2) Natural gas is the primary fuel for the majority of the mid-merit fleet. Fuel oil is the primary fuel for the majority of the peaking units.

Table 8
Value at Risk ("VaR") Associated with Energy Contracts For the Nine Months Ended September 30, 2003 (Dollars in Millions)

     Pepco Holdings uses a value-at-risk(VaR) model to assess the market risk of its electricity, gas, coal, and petroleum product commodity activities. The model includes physical forward contracts used for hedging and trading, and commodity derivative instruments. Value-at-risk represents a confidence interval of the probability of experiencing a mark-to-market loss of no more than the indicated amount on instruments or portfolios due to changes in market factors, for a specified time period. Pepco Holdings estimates value-at-risk across its power, gas, coal, and petroleum products commodity business using a delta-gamma variance/covariance model with a 95 percent, one-tailed confidence level and assuming a one-day holding period. Since value-at-risk is an estimate, it is not necessarily indicative of actual results that may occur.

     This table provides the VaR for all propriety trading positions of the competitive energy segment. VaR represents the potential gain or loss on energy contracts and/or portfolios due to changes in market prices, for a specified time period and confidence level.

	Proprietary Trading VaR (1)	VaR for Energy Derivative Contracts (2)
95% confidence level, one-day holding period, one-tailed (3)
Period end	$ -	$ 3.0
Average for the period	$0.8	$ 9.6
High	$8.5	$42.3
Low	$ -	$ 2.6

Notes:
(1)	Includes all derivative contracts held for trading and marked-to-market under SFAS No. 133.
(2)	Includes all derivative contracts under SFAS No. 133, including trading positions and cash flow hedges.
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

REGULATORY AND OTHER MATTERS
Mirant Bankruptcy

     On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For additional information see the "Relationship with Mirant Corporation" sections herein.

Rate Changes

     On February 3, 2003, ACE filed a petition with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution rates in New Jersey. The petition seeks a rate increase of approximately $68.4 million in electric delivery revenues, which equates to an increase in average total electricity rates of 6.9 percent overall. This is the first increase requested for electric distribution rates since 1991 and requests continuation of the currently authorized 12.5% ROE. Of the $68.4 million increase requested, $63.4 is related to an increase in ACE's distribution rates. The remaining $5.0 million of ACE's request is related to the recovery of regulatory assets through ACE's Regulatory Asset Recovery Charge (RARC). The recovery of regulatory assets is requested over a four-year period, including carrying costs. The RARC request was subsequently modified to $4.2 million since some of the costs included in the original filing were no longer being incurred by ACE. The revised total revenue request was $67.6 million. On October 28, 2003, ACE filed a required update to reflect actuals for the entire test year. By updating forecasted data and making corrections that were identified in discovery or the updating process, the revised increase is $36.8 million, plus a RARC of $4.5 million, for a total increase request of $41.3 million. By Order dated July 31, 2003 in another matter, the NJBPU moved consideration of approximately $25.4 million of deferred restructuring costs into this proceeding. These deferred restructuring costs are subject to deferred accounting through the Basic Generation Service, Net Non-Utility Generation Charge, Market Transition Charge and Societal Benefits Charge of the Company's tariffs. In the October 28, 2003, update to the base case ACE filed testimony supporting the recovery of $31 million in deferred costs transferred to the Base Case from the deferral case. Of these costs, $3.7 million are associated with the Company's Basic Generation Service (BGS) activities and $27.3 million of the costs are restructuring transition-related costs. The filing also supported recovery of $5.1 million in transaction costs related to the fossil generation divestiture efforts. If recovery of the $ 36.1 million is approved, it is expected that recovery, with interest, will continue to be subject to deferred accounting through the above listed components of ACE's tariffs over a period of time as determined by the NJBPU. A schedule has been set which would make possible a final order in mid 2004. ACE cannot predict at this time the outcome of this filing.

     On March 31, 2003, DPL filed with the Delaware Public Service Commission for a gas base rate increase of $16.8 million, or an increase of 12.7% in total operating revenue. The filing included a request for a ROE of 12.5%. DPL is currently authorized a ROE of 11.5% in Delaware. This is the first increase requested for its gas distribution since 1994. DPL has exercised its statutory right to place an interim base rate increase of $2.5 million or 1.9% into effect on May 30, 2003, subject to refund. On October 7, 2003 a settlement agreement of all parties was filed with the DPSC. The settlement provides for an annual increase in Gas Base Revenues of $7.75 million, with a 10.5% ROE. This equates to a 5.8% increase in total revenues. In addition, the Settlement provides for establishment of an Environmental Surcharge to recover costs associated with remediation of a Coal Gas Site and no refund of the previously implemented interim rate increase. On October 21, 2003 the Commission remanded the case back to Hearing Examiner to conduct an evening public hearing because a group of customers voiced a concern that they had not had an opportunity to be heard. On Monday, November 3, 2003, this hearing was held. The Hearing Examiner will now issue his report on the settlement that was previously submitted to him that reflects a final $7.75 million gas base increase. The Hearing Examiner's report will reflect whatever weight he assigns to the public hearing held on November 3. It is expected that the Commission will deliberate on the Hearing Examiner's recommendation on Tuesday, November 25, 2003. In addition, an increase to the Company's Gas Cost Adjustment was effective on November 1, 2003. This change, which is made on an annual basis, results from a filing made by the Company on August 29, 2003, and will be the subject of a regulatory review.

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

     On February 5, 2003, the NJBPU issued an order on its own initiative seeking input from ACE and the Ratepayer Advocate within 10 days as to whether and by how much to cut the 13% pre-tax return that ACE was then authorized to earn on BLE. ACE responded on February 18 with arguments that: 1) reduced costs to ratepayers could be achieved legally through timely approvals by the NJBPU of the stranded cost filing made by ACE on January 31, 2003, and a securitization filing made the week of February 10; and 2) it would be unlawful, perhaps unconstitutional, and a breach of settlement and prior orders for the NJBPU to deny a fair recovery on prudently incurred investment and to do so without evidentiary hearings or other due process. On April 21, 2003, the NJBPU issued an order making the return previously allowed on BLE interim, as of the date of the order, and directing that the issue of the appropriate return for BLE be included in the stranded cost proceeding. On July 25, 2003, the NJBPU voted to approve a pre-tax return reflecting a 9.75% Return on Equity for the period April 21, 2003 through August 1, 2003. The rate from August 1, 2003 through such time as ACE securitizes the stranded costs will be 5.25%, which the NJBPU represents as being approximately equivalent to the securitization rate. On September 25, 2003 the NJBPU issued its written order memorializing its July 25, 2003 decision.

     On February 14, 2003, ACE filed a Bondable Stranded Costs Rate Order Petition with the NJBPU. The petition requested authority to issue $160 million of Transition Bonds to finance the recovery of stranded costs associated with BLE and costs of issuances. This proceeding is related to the proceeding seeking an administrative determination of the stranded costs associated with BLE that was the subject of the July 25, 2003 NJBPU vote. On September 25, 2003 the NJBPU issued its bondable stranded cost rate order authorizing the issuance of up to $152 million of transition bonds

Restructuring Deferral

     On August 1, 2002, in accordance with the provisions of New Jersey's Electric Discount and Energy Competition Act (EDECA) and the NJBPU Final Decision and Order concerning the restructuring of ACE's electric utility business, ACE petitioned the NJBPU for the recovery of about $176.4 million in actual and projected deferred costs incurred by ACE over the four-year period August 1999 through July 31, 2003. The requested 8.4% increase was to recover those deferred costs over a new four-year period beginning August 1, 2003 and to reset rates so that there would be no under-recovery of costs embedded in ACE's rates on or after that date. ACE's recovery of the deferred costs is subject to review and approval by the NJBPU in accordance with EDECA. An Initial Decision by the Administrative Law Judge was rendered on June 3, 2003. The Initial Decision was consistent with the recommendations of the auditors hired by the NJBPU to audit ACE's deferral balances.

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

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002 and Pepco is awaiting a Proposed Order from the Hearing Examiner. The principal issue in the case is the same normalization issue that was raised in the D.C. case. Following the filing of comments by Pepco and two other parties, the Hearing Examiner on April 8, 2003: (1) postponed his earlier decision establishing briefing dates on the question of the impact of the proposed rules on the tax issues until after the June 5, 2003 public hearing on the IRS NOPR;(2) allowed the Staff of the Commission and any other parties to submit motions by April 21, 2003 relating to the interpretation of current tax law as set forth in the preamble to the proposed rules and the effect thereof on the tax issues; and (3) allowed Pepco and any other party to file a response to any motion filed by Staff and other parties by April 30, 2003. Staff filed a motion on April 21, 2003, in which it argued that immediate flow through to customers of a portion of the excess deferred income taxes and accumulated deferred investment tax credits can be authorized now based on the NOPR. Pepco filed a response in opposition to Staff's motion on April 30, 2003, in which, among other things, Pepco argued that no action should be taken on the basis of proposed regulations because, as Pepco stated in a similar pleading in the District of Columbia divestiture proceeds case, proposed regulations are not authoritative. The Hearing Examiner will issue a ruling on Staff's motion, although there is no time within which he must issue a ruling. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues deal with the inclusion of internal costs and cost allocations. Pepco believes that its calculation of the customers' share of divestiture proceeds is correct. However, the potential also exists that Pepco would be required to make additional gain sharing payments to Maryland customers. Such additional payments, which cannot be estimated, would be charged to expense and could have a material adverse effect on results of operations in the quarter and year in which a decision is rendered; however, Pepco does not believe that additional payments, if any, will have a material adverse impact on its financial condition. It is uncertain when the Hearing Examiner or the Maryland Commission will issue their decisions.

Standard Offer Service (SOS)
District of Columbia

     On February 21, 2003, the D.C. Public Service Commission opened a new proceeding to consider issues relating to (a) the establishment of terms and conditions for providing SOS in the District of Columbia after Pepco's obligation to provide SOS terminates on February 7, 2005, and (b) the selecting of a new SOS provider. Pepco and other parties filed comments on issues identified by the Commission and some parties suggested additional issues. In its comments, Pepco, among other things, suggested that the D.C. law be changed to allow Pepco to continue to be the SOS provider after February 7, 2005. Under existing law, the Commission is to adopt, before January 2, 2004, terms and conditions for SOS and for the selection of a new SOS provider. The Commission is also required, under existing law, to select the new SOS provider before July 2004. Existing law also allows the selection of Pepco as the SOS provider in the event of insufficient bids. At a prehearing conference held on May 15, 2003, the Commission agreed with the recommendations of all but one of the parties to allow a working group, like the one that has been meeting in Maryland, to develop for the Commission's consideration regulations setting the terms and conditions for the provision of SOS service and for the selection of an SOS provider after Pepco's obligation ends in early 2005. However, by order issued on June 24, 2003, the Commission decided that all participating parties should individually propose, by August 29, 2003, regulations setting forth such terms and conditions. The Commission would then issue proposed regulations by September 30, 2003 and allow initial and reply comments from interested parties to be filed by October 30 and November 17, 2003, respectively.

     On September 29, 2003, the Commission issued draft proposed regulations setting forth terms and conditions for the selection of a new SOS provider(s) and/or the continuation of Pepco as the SOS provider as part of the contingency plan. Pepco and other parties submitted comments on the draft regulations and the Commission is scheduled to issue final regulations by January 2, 2004. The Commission has submitted legislation to the relevant City Council Committee which would provide the Commission with the flexibility to select a SOS provider(s) other than Pepco or Pepco, or perhaps some combination of Pepco and other SOS providers.

Maryland

     In accordance with the terms of an agreement approved by the Maryland Commission, customers who are unable to receive generation services from another supplier, or who do not select another supplier, are entitled to receive services from Pepco until July 2004 and from DPL until May 2004 (non-residential) and July 2004 (residential). Pepco and DPL have entered into a settlement in Phase I of Maryland Case No. 8908 to extend its provision of SOS services in Maryland. The settlement was approved by the Maryland Commission on April 29, 2003. One party has filed for rehearing of the Commission's April 29 order. The Commission subsequently denied that application for rehearing on July 26, 2003. The settlement provides for an extension of SOS for four years for residential and small commercial customers, an extension of two years for medium sized commercial customers, and an extension of one year for large commercial customers. The settlement also provides for a policy review by the Commission to consider how SOS will be provided after the current extension expires. In addition, the settlement provides for SOS to be procured from the wholesale marketplace and that Pepco and DPL will be able to recover its costs of procurement and a return.

     Pepco, DPL, and almost all other parties reached a settlement in Phase II of the case. The Commission approved the Phase II settlement on September 30, 2003. The Phase II settlement provides a detailed process to implement the policies approved in Phase I.

Third Party Guarantees and Indemnifications

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of September 30, 2003, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations as follows:

	Guarantor
	PHI	Conectiv	PCI	Total
Energy trading obligations of Conectiv Energy (1)	$190.1	$32.4	$ -	$222.5
Energy procurement obligations of Pepco Energy Services (1)	17.5	-	-	17.5
Standby letters of credit of Pepco Holdings (2)	41.0	-	-	41.0
Guaranteed lease residual values (3)	-	5.2	-	5.2
Loan agreement (4)	13.1	-	-	13.1
Construction performance guarantees (5)	-	5.2	-	5.2
Other (6)	14.9	4.4	6.0	25.3
Total	$276.6	$47.2	$6.0	$329.8
1.

Pepco Holdings and Conectiv have contractual commitments for performance and related payments of Conectiv Energy, Pepco Energy Services, and Pepco to counter parties related to routine energy trading and procurement obligations, including requirements under BGS contracts for ACE.

2.

Pepco Holdings has issued standby letters of credit of $41.0 million on behalf of subsidiaries operations related to Conectiv Energy's competitive energy activities and third party construction performance. These standby letters of credit were put into place in order to allow the subsidiaries flexibility needed to conduct business with counterparties without having to post substantial cash collateral. While the exposure under these standby letters of credit is $41.0 million, Pepco Holdings does not expect to fund the full amount. As of September 30, 2003, the fair value of obligations under these standby letters of credit was not required to be recorded in the Consolidated Balance Sheets.

3.

Subsidiaries of Conectiv have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of September 30, 2003, obligations under the guarantees were approximately $5.2 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantee have not been made by the company as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Conectiv believes the likelihood of requiring payment under the guarantee is remote.

4.

Pepco Holdings has issued a guarantee on the behalf of a subsidiary's 50% unconsolidated investment in a limited liability company for repayment borrowings under a loan agreement of approximately $13.1 million.

5.	Conectiv has performance obligations of $5.2 million relating to obligations to third party suppliers of equipment.
6.	Other guarantees comprise:
o

Other Pepco Holdings obligations represent a commitment for a bond payment issued by a subsidiary of $14.9 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.

	o	Other Conectiv obligations represent a commitment for a subsidiary building lease of $4.4 million. Conectiv does not expect to fund the full amount of the exposure under the guarantee.
o

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications LLC. In addition, it has agreed to indemnify RCN for 50% of any payments RCN makes under the Starpower franchise and construction performance bonds.  As of September 30, 2003, the guarantees cover the remaining $3.9 million in rental obligations and $2.1 million in franchise and construction performance bonds issued.

Indemnifications

     Pepco Holdings and certain of its subsidiaries have entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These indemnification agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants set forth in these agreements. Typically, claims may be made by third parties under these indemnification agreements over various periods of time depending on the nature of the claim. The maximum potential exposure under these indemnification agreements can range from a specified dollar amount to an unlimited amount depending on the nature of the claim and the particular transaction. The total maximum potential amount of future payments under these indemnification agreements is not estimable due to several factors, including uncertainty as to whether or when claims may be made under these indemnities.

Collateral Arrangements

     Under various contractual arrangements, including contracts entered into in connection with energy trading activities, the affected company may be required to post cash collateral or provide letters of credit as security for its contractual obligations if the credit ratings of the applicable company are downgraded one or more levels. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade.

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

     The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond the Company's control and may cause actual results to differ materially from those contained in forward-looking statements:

•

Prevailing governmental policies and regulatory actions affecting the energy industry, including with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition;

•	Changes in and compliance with environmental and safety laws and policies;
•	Weather conditions;
•	Population growth rates and demographic patterns;
•	Competition for retail and wholesale customers;
•	General economic conditions, including potential negative impacts resulting from an economic downturn;
•	Growth in demand, sales and capacity to fulfill demand;
•	Changes in tax rates or policies or in rates of inflation;
•	Changes in project costs;
•	Unanticipated changes in operating expenses and capital expenditures;
•	The ability to raise funds in the capital markets on favorable terms;
•	Restrictions imposed by the Public Utility Holding Company Act of 1935;
•	Competition for new energy development opportunities and other opportunities;
•	Legal and administrative proceedings (whether civil or criminal) and settlements that influence our business and profitability;
•	Pace of entry into new markets;
•	Success in marketing services;
•	Trading counterparty credit risk;
•	Ability to secure electric and natural gas supply to fulfill sales commitments at favorable prices;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Operating performance of power plants;
•	Interest rate fluctuations and credit market concerns; and
•	Effects of geopolitical events, including the threat of domestic terrorism.

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

THIS PAGE INTENTIONALLY LEFT BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
POTOMAC ELECTRIC POWER COMPANY

     For additional information, other than the information disclosed herein, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of Pepco's 2002 Form 10-K.

Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. As part of the sale, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries (collectively, "Mirant"). On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). Under bankruptcy law, a debtor generally may, with authorization from a bankruptcy court, assume or reject executory contracts. A rejection of an executory contract entitles the counterparty to file a claim as an unsecured creditor against the bankruptcy estate for damages incurred due to the rejection of the contract. In a bankruptcy proceeding, a debtor can normally restructure some or all of its pre-petition liabilities.

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco. However, management currently believes that Pepco currently has sufficient cash, cash flow and borrowing capacity under its credit facilities and in the capital markets to be able to satisfy the additional cash requirements that may arise due to the Mirant bankruptcy. Accordingly management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco to fulfill its contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of Pepco.

Transition Power Agreements

     As part of the asset purchase and sale agreement for the Pepco generation assets (the "Asset Purchase and Sale Agreement"), Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the "TPAs"). Under these agreements, Mirant was obligated to supply Pepco with all of the capacity and energy needed to fulfill its standard offer service obligations in Maryland through June 2004 and its standard offer service obligations in the District of Columbia into January 2005, in each case at rates that were lower than the rates that Pepco charges to its customers. The rates under the TPAs currently are less than the prevailing market rates.

     On October 24, 2003, Pepco entered into a Settlement Agreement and Release (the "Settlement Agreement") with Mirant Corporation and its affiliate Mirant Americas Energy Marketing, LP (the "Mirant Parties"), pursuant to which the Mirant Parties have agreed that they will assume both of the TPAs in exchange for Pepco's agreement to amend the TPAs, effective October 1, 2003, to increase the purchase price of energy under the TPAs. Under the Settlement Agreement, the parties also agreed that Pepco will have an allowed, pre-petition general unsecured claim against each of the Mirant Parties in the amount of $105 million (the "Pepco TPA Claim"). Additionally, Pepco will have the right to assert the Pepco TPA Claim against other Mirant debtors. The effectiveness of the Settlement Agreement is contingent upon the approval of the Settlement Agreement, including the Pepco TPA Claim, by an order of the Bankruptcy Court. At a hearing on November 12, 2003, the Bankruptcy Court indicated it would approve the Settlement Agreement, subject to the parties agreeing on the forms of the applicable orders.

     In accordance with the Settlement Agreement, the purchase price of energy would increase to $41.90 per megawatt hour during summer months (May 1 through September 30) and $31.70 per megawatt hour during winter months (October 1 through April 30) under the District of Columbia TPA and would increase to $46.40 per megawatt hour during summer months and $28.60 per megawatt hour during winter months under the Maryland TPA. Under the amended TPAs, the purchase prices paid by Pepco for capacity in the District of Columbia and Maryland would remain $3.50 per megawatt hour and the charge paid by Pepco for certain ancillary services would remain $.50 per megawatt hour. The revisions would result in an increase in the average purchase price to Pepco for energy from approximately 3.4 cents per kilowatt hour to an average purchase price of approximately 4.0 cents per kilowatt hour. The revenues produced by the currently approved tariff rates that Pepco charges its customers for providing standard offer service average approximately 4.1 cents per kilowatt hour.

     The Settlement Agreement, if approved by the Bankruptcy Court, would eliminate the price risk that Pepco would have incurred had the TPAs been rejected. Pepco estimates that, if the Settlement Agreement is approved by the court, it will pay Mirant an additional $105 million for the purchase of energy over the remaining terms of the TPAs. These payments will be offset by a reduction of payments by Pepco to customers for the period 2003 through 2006 of approximately $45 million pursuant to the generation procurement credit established pursuant to regulatory settlements entered into in the District of Columbia and Maryland under which Pepco and its customers share any margin between the price paid by Pepco to procure standard offer service and the price paid by customers for standard offer service. As a result, Pepco currently anticipates that it will incur a net additional cash outlay of approximately $60 million due to the amendments of the respective TPAs. The foregoing estimates are based on current service territory load served by competitive suppliers and by standard offer service and does not include financing costs, all of which could be subject to fluctuation.

     If the Settlement Agreement is not approved and the TPAs are successfully rejected by Mirant, Pepco would be required to replace the electricity currently supplied under the TPAs, likely through one or more supply contracts supplemented by market purchases. Pepco is confident that it would have alternative sources of supply sufficient to fulfill its standard offer service obligations to customers in Washington, D.C. which expire in February 2005 and Maryland at the end of June 2004. Pepco estimates that as of November 12, 2003, it would cost approximately $30 million for the remainder of 2003, $100 million in 2004 and $9 million in 2005 to replace, at a projected purchase price of approximately 4.7 cents per kilowatt hour, the electricity required to supply Pepco's standard offer service obligations in Maryland and the District of Columbia for the remainder of the respective terms of the TPAs. These figures include the impact of the generation procurement credit.

     In summary, if the Settlement Agreement is approved, or if the Settlement Agreement is not approved and the TPAs are successfully rejected, Pepco's earnings in the future will be lower. There was no impact on Pepco's results of operations or financial condition during the quarter ended September 30, 2003, as a result of the amended TPAs.

     There is no assurance that the Bankruptcy Court will approve the Settlement Agreement. If the Settlement Agreement is approved, the amount, if any, that Pepco will be able to recover from the Mirant bankruptcy estate in respect of the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate. Accordingly, no receivable has been recorded in Pepco's accounting records. Any recovery would be subject to the generation procurement credit.

Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison ("FirstEnergy"), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the "FirstEnergy PPA"). Under an agreement with Panda-Brandywine, L.P. ("Panda"), entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the "Panda PPA"). In each case, the purchase price is substantially in excess of current market prices. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated, among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs (the "PPA-Related Obligations").

Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due Pepco in respect of the PPA-Related Obligations (the "Mirant Pre-Petition Obligations"). The Mirant Pre-Petition Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco will file a claim against the Mirant bankruptcy estate to recover the full amount of this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. In view of this uncertainty, Pepco, in the third quarter of 2003, expensed $14.5 million ($8.7 million after-tax) to establish a reserve against the $29 million receivable from Mirant. The amount expensed represents Pepco's current estimate of the possible outcome in bankruptcy, although the amount ultimately recoverable could be higher or lower.

Mirant's Attempt to Reject the PPA-Related Obligations

     On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations. Mirant's motion also sought injunctions to prohibit Pepco from initiating, or encouraging any person or entity to initiate, any proceedings before the Federal Energy Regulatory Commission ("FERC") that seek to require Mirant to perform the PPA-Related Obligations and to prohibit FERC from taking any action to require Mirant to perform the PPA-Related Obligations.

     On September 25, 2003, the Bankruptcy Court entered an order stating that it was not necessary to issue an injunction against Pepco because the automatic stay provisions of the Bankruptcy Code prohibit Pepco from commencing or continuing any judicial or administrative proceedings against Mirant. The Bankruptcy Court's order did grant a preliminary injunction that prohibits FERC from (i) taking any action to require or coerce Mirant to abide by the terms of the PPA-Related Obligations or commencing or continuing any proceeding outside of the Bankruptcy Court with respect to the PPA-Related Obligations and (ii) taking any action, or encouraging any person or entity to take an action, to require or coerce Mirant to abide by the terms of the TPAs. The Bankruptcy Court also ordered Mirant to continue to perform the PPA-Related Obligations and its obligations under the TPAs until relieved of those obligations by an order of an appropriate court.

     Upon motions filed by Pepco and FERC, on October 9, 2003, the U.S. District Court for the Northern District of Texas (the "District Court") withdrew jurisdiction over both the rejection and preliminary injunction proceedings from the Bankruptcy Court. On October 30, Pepco submitted to the District Court its opposition to Mirant's motion to reject the PPA-Related Obligations. FERC filed a brief in support of Pepco's position on the same date. In addition, the National Association of Regulatory Utility Commissioners filed an amicus brief in support of Pepco's position on October 30, 2003. On November 6, Mirant submitted its reply to Pepco's opposition and The Official Committee of Unsecured Creditors of Mirant Corporation filed a brief in support of Mirant's motion to reject the PPA-Related Obligations. Pepco is exercising all available legal remedies and vigorously opposing Mirant's attempts to reject the PPA-Related Obligations in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of the proceeding cannot be predicted with any degree of certainty.

     In accordance with the Bankruptcy Court's September 25 order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of the ongoing proceedings. However, if Mirant successfully rejects, and is otherwise permitted to stop performing the PPA-Related Obligations, Pepco would be required to repay to Mirant, for the period beginning on the effective date of the rejection (the earliest possible effective date is September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it would be required to repay to Mirant if rejection were permitted as indicated above, as of November 12, 2003, is approximately $21 million. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge such amounts accrued from July 14, 2003, the date on which Mirant filed its bankruptcy petition to September 18, 2003, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.8 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected. If Pepco were required to repay any such amounts, the payment would be expensed at the time the payment is made.

     The following are estimates prepared by Pepco of its additional exposure if Mirant's motion to reject its PPA-Related Obligations is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of November 1, 2003, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of November 1, 2003, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 5.7 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 3.9 cents per kilowatt hour, Pepco estimates that it would cost approximately $12 million for the remainder of 2003, $75 million in 2004 and $65 million in 2005, the last year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of November 1, 2003, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 14.3 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 7.1 cents per kilowatt hour, Pepco estimates that it would cost approximately $7 million for the remainder of 2003, $40 million in 2004, and $35 million in 2005 and approximately $35 million to $40 million annually thereafter through the 2021 contract termination date. For a discussion of a separate dispute with Panda regarding this agreement, see Part II, Item I, Legal Proceedings. Any potential liability in the Panda litigation would be encompassed within the estimated loss discussed above.

     Based on the foregoing assumptions, Pepco estimates that its pre-tax exposure in respect of the rejection of the PPA-Related Obligations aggregates approximately $475 million on a net present value basis (based on a discount rate of 7.5 percent).

     The ability of Pepco to recover from the Mirant bankruptcy estate in respect of the Mirant Pre-Petition Obligations and damages if the PPA-Related Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment or the timing of any recovery.

     If Mirant successfully rejects the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the Maryland and District of Columbia Public Service Commissions to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the Maryland and District of Columbia Public Service Commissions in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant is successful in its motion to reject the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered ultimately through Pepco's distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. ("SMECO") under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating station (the "SMECO Agreement"). Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder. At this time, Mirant continues to make post-petition payments due to SMECO.

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

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Pepco and its wholly owned subsidiaries. All intercompany balances and transactions between subsidiaries have been eliminated. Investments in entities in which Pepco has a 20% to 50% interest are accounted for using the equity method of accounting. Under the equity method, investments are initially carried at cost and subsequently adjusted for Pepco's proportionate share of the investees' undistributed earnings or losses and dividends.

Accounting Policy Choices

     Pepco's management believes that based on the nature of its business it has very little choice regarding the accounting policies it utilizes as Pepco's business consists of its regulated utility operations, which are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation." However, in the areas that Pepco is afforded accounting policy choices, management does not believe that the application of different accounting policies than those that it chose would materially impact its financial condition or results of operations.

Use of Estimates

     The preparation of financial statements in conformity with GAAP, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of estimates used by Pepco include the calculation of the allowance for uncollectible accounts, environmental remediation costs and anticipated collections, unbilled revenue, and pension assumptions. Although Pepco believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

New Accounting Standards

     On October 9, 2003, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FIN 46-6 entitled "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46)," deferring the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. The Staff Position defers the effective date of FIN 46 from the fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003 (year end 2003 financial statements for Pepco), if both the variable interest entity was created before February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than in the disclosures required by paragraph 26 of FIN 46. Pepco's assessment of FIN 46 to date has identified some entities that may require deconsolidation. However, Pepco does not anticipate that the implementation of FIN 46 will impact its overall financial condition or results of operations.

     During the third quarter of 2003 Pepco implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in Pepco's reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" and "Mandatorily Redeemable Serial Preferred Stock" on its consolidated balance sheets to a long term liability classification. In accordance with the provisions of SFAS No. 150, prior period amounts were not reclassified. There was no impact on Pepco's results of operations from the implementation of this Statement.

CONSOLIDATED RESULTS OF OPERATIONS
LACK OF COMPARABILITY OF OPERATING RESULTS WITH PRIOR YEARS

     The accompanying results of operations for the three and nine months ended September 30, 2003 include only Pepco's operations. The results of operations for the corresponding 2002 periods, as previously reported by Pepco, include Pepco's operations consolidated with its pre-merger subsidiaries' operations through July 2002. Accordingly, the results of operations for the three and nine months ended September 30, 2003 and 2002, are not comparable.

OPERATING REVENUE
Results for Three Months Ended September 30, 2003 Compared to September 30, 2002

     Total operating revenue for the three months ended September 30, 2003, was $518.4 million compared to $607.6 million for the corresponding period in 2002. Intercompany revenue has been eliminated for purposes of this analysis.

	2003	2002	Change
Pepco	$518.4	$516.6	$ 1.8
Pepco Energy Services	-	83.3	(83.3)
PCI	-	7.7	(7.7)
Total	$518.4	$607.6

     The increase in Pepco's operating revenue during the third quarter of 2003 primarily resulted from a $9.4 million increase due to a fuel tax pass through, partially offset by a $5.4 million decrease in Delivery revenue (revenue Pepco receives for delivering energy to its customers) and a $1.6 million decrease in SOS revenue (revenue Pepco receives for the procurement of energy by Pepco for its customers). These decreases resulted from cooler weather during the third quarter of 2003. Cooling degree days decreased by 19%, and delivered kilowatt-hour sales decreased by approximately 6% in the third quarter of 2003.

     Pepco's retail access to a competitive market for generation services was made available to all Maryland customers on July 1, 2000 and to D.C. customers on January 1, 2001. At September 30, 2003, 16% of Pepco's Maryland customers and 12% of its D.C. customers have chosen alternate suppliers. These customers accounted for 987 megawatts of load in Maryland (of Pepco's total load of 3,439) and 1,018 megawatts of load in D.C. (of Pepco's total load of 2,269). At September 30, 2002, 14% of Pepco's Maryland customers and 12% of its D.C. customers had chosen alternate suppliers. These customers accounted for 1,134 megawatts of load in Maryland (of Pepco's total load of 3,369) and 1,195 megawatts of load in D.C. (of Pepco's total load of 2,326).

     Pepco Energy Services and PCI's operating results during this 2003 period were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the Conectiv merger.

Results for Nine Months Ended September 30, 2003 Compared to September 30, 2002

     Total operating revenue for the nine months ended September 30, 2003, was $1,221.9 million compared to $1,677.6 million for 2002. Intercompany revenue has been eliminated for purposes of this analysis.

	2003	2002	Change
Pepco	$1,221.9	$1,223.4	$ (1.5)
Pepco Energy Services	-	401.0	(401.0)
PCI	-	53.2	(53.2)
Total	$1,221.9	$1,677.6
The decrease in Pepco's operating revenue for the nine months ended September 30, 2003, resulted from the following:

     Delivery revenue (revenue Pepco receives for delivering energy to its customers) increased by $8.7 million for the nine months ended September 30, 2003. This increase results from a $9.7 million increase due to a fuel tax pass through, partially offset by an approximate $1.0 million decrease during the period due to the following: during the third quarter of 2003, delivery revenue decreased by $5.4 million from cooler weather, as delivered kilowatt-hour sales decreased by 6%; and delivery revenue decreased by $11.2 million in the second quarter of 2003 due to unusually cool weather, as delivered kilowatt-hour sales decreased by approximately 4.6%. These decreases were partially offset by an increase of $15.9 million from unusually cold weather during the first quarter of 2003, as delivered kilowatt-hour sales increased by approximately 11.6%.

     SOS revenue (revenue Pepco receives for the procurement of energy by Pepco for its customers) decreased by $2.9 million for the nine month period in 2003. During the third quarter of 2003, SOS revenue decreased by $1.6 million from cooler weather, as cooling degree days decreased by 29% and heating degree days increased by 33%. Additionally, SOS revenue decreased during the second quarter of 2003 by approximately $7.9 million due to unusually cool weather as cooling degree days decreased by 37.2%. These decreases were partially offset by a $6.6 million increase in revenues during the first quarter of 2003 from unusually cold weather, as heating degree days increased 31.7%.

Other revenue decreased $7.4 million primarily as a result of a $6.8 million lower capacity available to sell, lower capacity market rates, and restructuring in the PJM market.

     Pepco Energy Services and PCI's operating results during this 2003 period were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the Conectiv merger.

OPERATING EXPENSES
Results for Three Months Ended September 30, 2003 Compared to September 30, 2002
Total operating expenses for the three months ended September 30, 2003 were $404.3 million compared to $468.2 million for 2002. Intercompany expenses has been eliminated for purposes of this analysis.
	2003	2002	Change
Pepco	$404.3	$380.8	$ 23.5
Pepco Energy Services	-	84.3	(84.3)
PCI	-	3.1	(3.1)
Total	$404.3	$468.2

     The increase in Pepco's operating expenses during the 2003 quarter primarily resulted from an $11.2 million increase in fuel and purchased energy expense. This increase was mostly due to a $14.5 million receivable reserve to reflect the potential exposure related to a pre-petition receivable from Mirant Corp., for which Pepco will file a creditor's claim in the bankruptcy proceeding, partially offset by $3.3 million of lower SOS costs. Also, the increase in Pepco's operating expenses was primarily due to storm restoration related expenses of $9.8 million, and a $7.1 million increase in other taxes (primarily due to higher Fuel and Energy tax).

     Pepco Energy Services and PCI's operating results during this 2003 period were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the Conectiv merger.

Results for Nine Months Ended September 30, 2003 Compared to September 30, 2002

     Total operating expenses for the nine months ended September 30, 2003 were $989.8 million compared to $1,376.4 million for the corresponding period in 2002. Intercompany expenses has been eliminated for purposes of this analysis.

	2003	2002	Change
Pepco	$989.8	$948.7	$ 41.1
Pepco Energy Services	-	401.4	(401.4)
PCI	-	26.3	(26.3)
Total	$989.8	$1,376.4

     The increase in Pepco's operating expenses during the nine month 2003 period primarily resulted from an increase of $24.3 million primarily due to pension and Other Post-Employment Benefits (OPEB) related costs of $14.7 million and $9.6 million in storm restoration expenses, a $10.5 million increase in software amortization, and an increase of $7.5 million in fuel and purchased energy expense (primarily due to the $14.5 million Mirant receivable reserve, partially offset by $7.0 million in lower SOS costs.)

     Pepco Energy Services and PCI's operating results during this 2003 period were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the Conectiv merger.

OTHER INCOME (EXPENSES)
Results for Three Months Ended September 30, 2003 Compared to September 30, 2002

     Total other income (expenses), which primarily consists of interest income and interest expense, for the three months ended September 30, 2003, was $(16.2) million compared to $(21.4) million for 2002.

	2003	2002	Change
Pepco	$(16.2)	$(17.6)	$1.4
Pepco Energy Services	-	.1	(.1)
PCI	-	(3.9)	3.9
Total	$(16.2)	$(21.4)

     The decrease in Pepco's other expense during the 2003 quarter primarily results from $2.8 million lower interest expense due to lower debt outstanding partially offset by $1.2 million in lower interest income.

     Pepco Energy Services and PCI's operating results during this 2003 period were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the Conectiv merger.

Results for Nine Months Ended September 30, 2003 Compared to September 30, 2002
Total other income (expenses), which primarily consists of interest income and interest expense, for the nine months ended September 30, 2003, was $(55.2) million compared to $(70.9) million for 2002.
	2003	2002	Change
Pepco	$(55.2)	$(52.1)	$(3.1)
Pepco Energy Services	-	1.0	(1.0)
PCI	-	(19.8)	19.8
Total	$(55.2)	$(70.9)
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

INCOME TAX EXPENSE
Results for Three Months Ended September 30, 2003 Compared to September 30, 2002
Total income tax expense (benefit) for the three months ended September 30, 2003, was $38.7 million compared to $46.4 million for 2002.
	2003	2002	Change
Pepco	$38.7	$46.8	$(8.1)
Pepco Energy Services	-	(.1)	.1
PCI	-	(.3)	.3
Total	$38.7	$46.4
The decrease in Pepco's income tax expense during the third quarter primarily results from lower net income.

     Pepco Energy Services and PCI's operating results during this 2003 period were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the Conectiv merger.

Results for Nine Months Ended September 30, 2003 Compared to September 30, 2002
Total income tax expense (benefit) for the nine months ended March 31, 2003, was $68.5 million compared to $82.6 million for the corresponding period in 2002.
	2003	2002	Change
Pepco	$68.5	$84.0	$(15.5)
Pepco Energy Services	-	.4	(.4)
PCI	-	(1.8)	1.8
Total	$68.5	$82.6
The decrease in Pepco's income tax expense during the nine months ended September 30, 2003 primarily results from lower net income.

     Pepco Energy Services and PCI's operating results during this 2003 period were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the Conectiv merger.

CAPITAL RESOURCES AND LIQUIDITY
Sources of Liquidity

     Pepco relies on access to the bank and capital markets as the primary source of liquidity not satisfied by cash provided by its operations. The ability of Pepco to borrow funds or issue securities, and the associated financing costs, are affected by its credit ratings. Due to $288.2 million of cash provided by operating activities, $167.1 million of cash used by investing activities, and $125.3 million of cash used by financing activities, cash and cash equivalents decreased by $4.2 million during the nine months ended September 30, 2003 to $9.7 million. At December 31, 2002, cash and cash equivalents were $13.9 million.

Working Capital

     At September 30, 2003, Pepco's current assets totaled $450.5 million, whereas current liabilities totaled $608.6 million. Current liabilities include $50 million in long-term debt due within one year and an additional $43.1 million of outstanding commercial paper.

     Pepco has an ongoing commercial paper program of up to $300 million. The commercial paper notes can be issued with maturities up to 270 days from the date of issue. The proceeds of commercial paper notes issued under these programs are used primarily to meet working capital needs.

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

     The three-year and 364-day credit agreements contain customary financial and other covenants that, if not satisfied, could result in the acceleration of repayment obligations under the agreements or restrict the ability of the companies to borrow under the agreements. Among these covenants is the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreements. The credit agreements also contain a number of events of default that could result in the acceleration of repayment obligations under the agreements, including (i) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreements) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE.

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

     On August 22, 2003, Pepco entered into a $100 million term loan due March 30, 2004. The loan is variable rate with the initial interest rate period being three months. Proceeds were used to pay down Pepco commercial paper. The loan agreement under which the term loan was made contains customary financial and other covenants that, if not satisfied, could result in the acceleration of Pepco's repayment obligations under the agreement. Among these covenants is the requirement that Pepco maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the loan agreement. The loan agreement also contains a number of events of default that could result in the acceleration of repayment obligations under the agreement, including (i) the failure of Pepco or any of its significant subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against Pepco or its significant subsidiaries, and (iii) a change in control of Pepco Holdings (as defined in the credit agreements) or the failure of Pepco Holdings to own all of the voting stock of Pepco.

PUHCA Restrictions

     An SEC Financing Order dated July 31, 2002 (the "Financing Order"), requires that, in order to issue debt or equity securities, including commercial paper, Pepco must maintain a ratio of common stock equity to total capitalization (consisting of common stock, preferred stock, if any, long-term debt and short-term debt) of at least 30 percent. At September 30, 2003, Pepco's common equity ratio was 43.2 percent, or approximately $309 million in excess of the 30 percent threshold. The Financing Order also requires that all rated securities issued by Pepco be rated "investment grade" by at least one nationally recognized rating agency. Accordingly, if Pepco's common equity ratio were less than 30 percent or if no nationally recognized rating agency rated a security investment grade, Pepco could not issue the security without first obtaining from the SEC an amendment to the Financing Order.

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

Financing Activities
During the quarter ended September 30, 2003, and subsequent thereto through October 31, 2003, Pepco engaged in the following financing transactions:
On July 21, 2003, Pepco redeemed the following First Mortgage Bonds: $40 million of 7.5% series due March 15, 2028 and $100 million of 7.25% series due July 1, 2023.
On September 2, 2003 Pepco redeemed 50,000 shares at the par value of $50.00 per share of its Serial Preferred Stock, $3.40 Series of 1992 in accordance with mandatory sinking fund requirements.
On October 15, 2003, Pepco redeemed at maturity $50 million of 5.625% First Mortgage Bonds.
Effect of Mirant Bankruptcy on Liquidity
For a discussion of the potential impact of the Mirant bankruptcy on liquidity, see "Relationship with Mirant Corporation."
REGULATORY AND OTHER MATTERS
Mirant Bankruptcy

     On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For additional information refer to the "Relationship with Mirant Corporation" sections herein.

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

Standard Offer Service (SOS)
District of Columbia

     On February 21, 2003, the D.C. Public Service Commission opened a new proceeding to consider issues relating to (a) the establishment of terms and conditions for providing SOS in the District of Columbia after Pepco's obligation to provide SOS terminates on February 7, 2005, and (b) the selecting of a new SOS provider. Pepco and other parties filed comments on issues identified by the Commission and some parties suggested additional issues. In its comments, Pepco, among other things, suggested that the D.C. law be changed to allow Pepco to continue to be the SOS provider after February 7, 2005. Under existing law, the Commission is to adopt, before January 2, 2004, terms and conditions for SOS and for the selection of a new SOS provider. The Commission is also required, under existing law, to select the new SOS provider before July 2004. Existing law also allows the selection of Pepco as the SOS provider in the event of insufficient bids. At a prehearing conference held on May 15, 2003, the Commission agreed with the recommendations of all but one of the parties to allow a working group, like the one that has been meeting in Maryland, to develop for the Commission's consideration regulations setting the terms and conditions for the provision of SOS service and for the selection of an SOS provider after Pepco's obligation ends in early 2005. However, by order issued on June 24, 2003, the Commission decided that all participating parties should individually propose, by August 29, 2003, regulations setting forth such terms and conditions. The Commission would then issue proposed regulations by September 30, 2003 and allow initial and reply comments from interested parties to be filed by October 30 and November 17, 2003, respectively.

     On September 29, 2003, the Commission issued draft proposed regulations setting forth terms and conditions for the selection of a new SOS provider(s) and/or the continuation of Pepco as the SOS provider as part of the contingency plan. Pepco and other parties submitted comments on the draft regulations and the Commission is scheduled to issue final regulations by January 2, 2004. The Commission has submitted legislation to the relevant City Council Committee which would provide the Commission with the flexibility to select a SOS provider(s) other than Pepco or Pepco, or perhaps some combination of Pepco and other SOS providers.

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

     Pepco and almost all other parties reached a settlement in Phase II of the case. The Commission approved the Phase II settlement on September 30, 2003. The Phase II settlement provides a detailed process to implement the policies approved in Phase I.

Third-Party Guarantees and Indemnifications
As of September 30, 2003, Pepco was not a party to any material guarantees that required disclosure or recognition as a liability on its consolidated balance sheets.
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

     The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond Pepco's control and may cause actual results to differ materially from those contained in forward-looking statements:

•

Prevailing governmental policies and regulatory actions affecting the energy industry, including with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition;

•	Changes in and compliance with environmental and safety laws and policies;
•	Weather conditions;
•	Population growth rates and demographic patterns;
•	Competition for retail and wholesale customers;
•	General economic conditions, including potential negative impacts resulting from an economic downturn;
•	Growth in demand, sales and capacity to fulfill demand;
•	Changes in tax rates or policies or in rates of inflation;
•	Changes in project costs;
•	Unanticipated changes in operating expenses and capital expenditures;
•	The ability to raise funds in the capital markets on favorable terms;
•	Restrictions imposed by the Public Utility Holding Company Act of 1935;
•	Legal and administrative proceedings (whether civil or criminal) and settlements that influence our business and profitability;
•	Pace of entry into new markets;
•	Trading counterparty credit risk;
•	Ability to secure electric and natural gas supply to fulfill sales commitments at favorable prices;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Interest rate fluctuations and credit market concerns; and
•	Effects of geopolitical events, including the threat of domestic terrorism.

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

THIS PAGE INTENTIONALLY LEFT BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONECTIV

     For additional information, other than the information disclosed herein, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of Conectiv's 2002 Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

     The "Consolidated Results of Operations" discussion section below is presented only for the nine months ended September 30, 2003 and 2002, in accordance with General Instruction H(2)(a). Other than the disclosures below, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q.

Electric Revenues
	Nine Months Ended September 30,
	2003	2002	Change
	(Dollars in Millions)
Regulated electric revenues	$1,778.2	$1,623.9	$154.3
Non-regulated electric revenues	1,117.6	603.9	513.7
Total electric revenues	$2,895.8	$2,227.8

     The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service by ACE and DPL within their respective service areas.

Regulated Electric Revenues

     The increase in "Regulated electric revenues" primarily resulted from an increase of $110.1 million in interchange sales from ACE to PJM. The New Jersey BPU mandated that each New Jersey utility participate in an auction to allow third-party energy suppliers to provide Basic Generation Service (BGS) to the customers in its territory. As of August 1, 2002, approximately 80% of the customer MWH load which ACE was serving began to be served by other suppliers. ACE now has generation to sell to PJM which previously was used to supply customers in the territory. Regulated electric retail revenues increased $30.4 million. The $30.4 million increase was attributed to (i) a $19.2 million retail revenue increase from higher retail sales due to colder winter weather, (ii) a $13.7 million increase from non-weather related residential and small commercial business growth, (iii) a $13.5 million increase due to higher retail rates, (iv) an $18.4 million decrease in retail revenues due to an increase in the number of customers who chose alternative suppliers, and (v) a $2.4 million increase from other variances.

Non-regulated Electric Revenues

     "Non-regulated electric revenues" for both periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3, as discussed in Note 3 to Conectiv's Consolidated Financial Statements included in Item 8 of Part II of the Conectiv 2002 Annual Report on Form 10-K. The increase in "Non-regulated electric revenues" resulted from an increase of $341.3 million in wholesale business related primarily to a new contract resulting from the BGS auction held in February 2002 and increased sales due to colder winter weather, a $136.3 million increase in strategic generation revenues due to higher output in 2003 and higher market prices, and an increase of $36.1 million from other wholesale contracts due to colder weather in 2003.

Gas Revenues
	Nine Months Ended September 30,
	2003	2002	Change
	(Dollars in Millions)
Regulated gas revenues	$116.3	$106.9	$ 9.4
Non-regulated gas revenues	180.2	188.1	(7.9)
Total gas revenues	$296.5	$295.0

     DPL has gas revenues from on-system natural gas sales, which generally are subject to price regulation, and from the transportation of natural gas for customers. The table above shows the amounts of gas revenues from sources that were subject to price regulation (regulated) and that were not subject to price regulation (non-regulated).

     The increase in "Regulated gas revenues" primarily resulted from higher revenues of $22.4 million from colder winter weather in 2003, partially offset by lower revenues of $15.5 million resulting from a Gas Cost Rate decrease effective November 2002. Heating degree days increased by 33.6% for the nine months ended September 30, 2003.

"Non-regulated gas revenues" for all periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3.

     "Non-regulated gas revenues" decreased during the nine months ended September 30, 2003. For the nine months ended September 30, 2003, Conectiv Energy had a loss of $62.0 million. The loss of $62.0 million includes the impact of the previously reported first-quarter after-tax cost of $65.7 million on the cancellation of a combustion turbine contract and the $27.0 million in net energy trading losses. The $27.0 million was primarily due to net trading losses that resulted from a dramatic rise in natural gas futures prices during February 2003. Pepco Holdings had previously reported a net trading loss of $20 million for February in the Form 8-K dated March 3, 2003. In response to the trading losses, in early March 2003, Pepco Holdings ceased all proprietary trading activities. The resulting decrease in revenues from the gas trading losses is partially offset by increased revenues from higher amounts of gas available for sale in the market. Conectiv purchases gas for use by its power plants based on projected output. Gas not used by the plants is then sold to outside parties.

Other Services Revenues

     "Other services" revenues increased $140.7 million to $447.9 million for the nine months ended September 30, 2003. The increase was primarily due to higher revenues from the sale of petroleum products, including heating oil, mainly due to higher volume and prices, due to colder winter weather in 2003.

Operating Expenses
Electric Fuel and Purchased Energy

     "Electric fuel and purchased energy" related to non-regulated electric revenue activities for all periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3, as discussed in Note 3 to Conectiv's Consolidated Financial Statements included in Item 8 of Part II of Pepco Holdings, Inc. 2002 Annual Report on Form 10-K. "Electric fuel and purchased energy" increased by $559.5 million to $2,049.1 million for the nine months ended September 30, 2003, from $1,489.6 million for the nine months ended September 30, 2002. The increase was due to a $438.5 million increase in "non-regulated electric fuel and purchased energy", primarily related to procuring energy for a new contract resulting from the BGS auction held in February 2002, as noted above in the discussion of "Non-regulated electric revenues." In addition, there was a $121.0 million increase in "regulated electric fuel and purchased energy" primarily related to higher volumes of kilowatt hours delivered due to colder winter weather and higher prices.

Gas Purchased

     "Gas purchased" related to non-regulated gas revenue activities for all periods presented reflect the effects of the netting of expenses with revenues for "energy trading book" contracts, per the provisions of EITF 02-3, as discussed in Note 3 to Conectiv's Consolidated Financial Statements included in Item 8 of Part II of Conectiv's 2002 Annual Report on Form 10-K. "Gas purchased" increased by $148.1 million to $372.5 million for the nine months ended September 30, 2003, from $224.4 million for the nine months ended September 30, 2002. The increase was mainly due to higher prices paid for gas purchased for gas trading and higher volumes of gas purchased for use by the power plants.

Other Services' Cost of Sales

     Other services' cost of sales increased by $130.1 million to $402.6 million for the nine months ended September 30, 2003, from $272.5 million for the nine months ended September 30, 2002. The primary reason for the increase was related to higher volumes of petroleum products purchased to support increased sales.

Merger-related Costs

     Conectiv's operating results for the three months ended September 30, 2002 included costs related to the Conectiv/Pepco Merger of $73.0 million ($44.5 million after income taxes). For the nine months ended September 30, 2002, the results included costs related to the Conectiv/Pepco Merger of $75.4 million ($46.0 million after income taxes). The $75.4 million of costs for the nine months ended September 30, 2002 included the following: (i) a $30.5 million write-down of deferred electric service costs based on the terms of the Decision and Order issued by the NJBPU on July 3, 2002 that required ACE to forgo recovery of such costs effective upon the Conectiv/Pepco Merger; (ii) $18.4 million for stock options settled in cash, severances, and retention payments; and (iii) $26.5 million for investment banking, legal, consulting and other costs.

Other Operation and Maintenance

     Other operation and maintenance expenses decreased by $7.0 million to $359.1 million for the nine months ended September 30, 2003, from $366.1 million for the nine months ended September 30, 2002. The decrease was mainly due to lower amounts of estimated uncollectible accounts receivable of $26.3 million which resulted in less bad debt expenses, a $5.9 million decrease in insurance expense primarily for directors & officers and builders' risk insurance for the Bethlehem power plant, and lower equipment rental expense of $2.0 million due to the sale of Conectiv Operating Services Company. This decrease was partially offset by incremental storm restoration costs of $3.5 million incurred due to Hurricane Isabel, higher pension and other postretirement benefits expense of $6.9 million in 2003 and pre-merger service company credits of $16.8 million incurred during the seven months ended July 31, 2002.

Impairment Loss

     The impairment loss of $110.7 million (before tax) for the nine months ended September 30, 2003 is a result of Conectiv Energy's previously disclosed decision to cancel a contract with General Electric for the delivery of four combustion turbines (CTs). Conectiv Energy cancelled the CTs due to uncertainty in the energy markets and current high level of capacity reserves within PJM. The $57.9 million before-tax purchase accounting reversal offset is not pushed down to Conectiv but is recorded at the Pepco Holdings' level.

Depreciation and Amortization

     Depreciation and amortization expenses increased for the nine months ended September 30, 2003 primarily due to a $37.3 million increase in the amortization of recoverable stranded costs and an increase of $6.8 million for depreciation of new mid-merit electric generating plants, partially offset by a decrease of $7.5 million in pre-merger service company depreciation and amortization incurred during the seven months ended July 31, 2002.

Deferred Electric Service Costs

     Deferred electric service costs decreased by $50.0 million due to lower costs related to ACE providing Basic Generation Service and due to the $27.5 million charge described below. The balance for ACE's deferred electric service costs was $178.9 million as of September 30, 2003. On July 31, 2003, the NJBPU issued its Summary Order permitting ACE to begin collecting a portion of the deferred costs that were incurred as a result of the New Jersey Electric Discount and Energy Competition Act (EDECA) and to reset rates to recover on-going costs incurred as a result of EDECA.

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

Other Income (Expenses)

     Other Income (Expenses) decreased by $0.7 million to $91.1 million for the nine months ended September 30, 2003 from $91.8 million for the nine months ended September 30, 2002. The decrease is primarily due to a gain of $3.9 million from the sale of Conectiv Operating Services Company, a $1.5 million distribution from Burney Forest Products, partially offset by decreased capitalization of interest expense of $4.3 million due to lower levels of construction work-in-progress.

Income Taxes
Income taxes decreased by $57.4 million mainly due to lower income from continuing operations before income taxes.
Extraordinary Item

     On July 25, 2003, the New Jersey Board of Public Utilities (NJBPU) approved the determination of stranded costs related to ACE's January 31, 2003, petition relating to its B.L. England generating facility. The NJBPU approved recovery of $149.5 million. As a result of the order, ACE reversed $10 million of accruals for the three and six months ended June 30, 2003, for the possible disallowances related to these stranded costs. The credit to income of $5.9 million is classified as an extraordinary gain in Conectiv's financial statements, since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999.

THIS PAGE INTENTIONALLY LEFT BLANK.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DELMARVA POWER & LIGHT COMPANY
For additional information, other than the information disclosed herein, refer to Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations of DPL's 2002 Form 10-K.
RESULTS OF OPERATIONS

     The "Results of Operations" discussion section below is presented only for the nine months ended September 30, 2003 and 2002, in accordance with General Instruction H(2)(a). Other than the disclosures below, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q.

Electric Revenues
	Nine Months Ended September 30,
	2003	2002	Change
	(Dollars in Millions)
Regulated electric revenues	$821.8	$800.2	$21.6
Non-regulated electric revenues	2.7	2.4	0.3
Total electric revenues	$824.5	$802.6

     The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of DPL.

Regulated Electric Revenues

     The increase in "Regulated electric revenues" was primarily due to the following: (i) a $12.3 million increase due to increased sales from colder winter weather, (ii) a $14.9 million increase from higher sales to Delaware Municipal Electric Corporation, (iii) a $8.5 million increase from higher retail rates, and (iv) a decrease of $12.3 million due to more use of alternative suppliers by customers. Customers who have chosen alternate suppliers accounted for 11% of billed sales for the nine months ended September 30, 2003 compared to 9% for the nine months ended September 30, 2002.

Gas Revenues
	Nine Months Ended September 30,
	2003	2002	Change
	(Dollars in Millions)
Regulated gas revenues	$116.3	$106.9	$9.4
Non-regulated gas revenues	28.0	24.5	3.5
Total gas revenues	$144.3	131.4

     DPL has gas revenues from on-system natural gas sales, which generally are subject to price regulation, and from the transportation of natural gas for customers. The table above shows the amounts of gas revenues from sources that were subject to price regulation (regulated) and that were not subject to price regulation (non-regulated).

     The increase in "Regulated gas revenues" primarily resulted from higher revenues of $22.4 million from colder winter weather in 2003, partially offset by lower revenues of $15.5 million resulting from a Gas Cost Rate decrease effective November 2002. Heating degree days increased by 33.6% for the nine months ended September 30, 2003.

The increase in "Non-regulated gas revenues" is primarily due to an increase in sales to large industrial customers.
Operating Expenses
Electric Fuel and Purchased Energy

     "Electric fuel and purchased energy" increased by $26.4 million to $551.4 million for the nine months ended September 30, 2003, from $525.0 million for the nine months ended September 30, 2002. The increase was due to a colder winter and higher fuel prices.

Gas Purchased

     "Gas purchased" increased by $5.1 million to $100.7 million for the nine months ended September 30, 2003, from $95.6 million for the nine months ended September 30, 2002. The over all increase was due to increased costs of natural gas for the regulated gas delivery business.

Other Operation and Maintenance

     Other operation and maintenance expenses decreased by $1.6 million to $129.8 million for the nine months ended September 30, 2003, from $131.4 million for the nine months ended September 30, 2002. The decrease was primarily due to a reduction in estimated uncollectible accounts receivable which resulted in lower bad debt expense of approximately $6.7 million and a $1.3 million decrease in rent expense. The decreases were partially offset by incremental storm restoration costs of $2.5 million incurred due to Hurricane Isabel, and higher pension costs of approximately $4.2 million.

Depreciation and Amortization

     Depreciation and amortization expenses decreased by $7.7 million to $55.4 million for the nine months ended September 30, 2003, from $63.1 million for the nine months ended September 30, 2002. The decrease was primarily due to the following a $9.1 million decrease in amortization of recoverable stranded costs partially offset by an increase of $1.5 million in depreciation of plant-in-service.

Other Income (Expenses)

     Other expenses decreased by $3.8 million to a net expense of $23.1 million for the nine months ended September 30, 2003, from a net expense of $26.9 million for the nine months ended September 30, 2002 primarily due to the following: (i) $6.8 million decrease in interest charges can be attributed to the reduction in long term debt from prior year and (ii) a $2.9 million decrease in money pool interest income.

Income Taxes

     Income taxes increased by $4.0 million to $30.4 million for the nine months ended September 30, 2003, from $26.4 million for the nine months ended September 30, 2002, primarily due to higher income before income taxes.

THIS PAGE INTENTIONALLY LEFT BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC COMPANY
For additional information, other than the information disclosed herein, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of ACE's 2002 Form 10-K.
RESULTS OF OPERATIONS

     The "Results of Operations" discussion section below is presented only for the nine months ended September 30, 2003 and 2002, in accordance with General Instruction H(2)(a). Other than the disclosures below, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q.

Electric Revenues
	Nine Months Ended September 30,
	2003 2002		Change
	(Dollars in Millions)
Regulated electric revenues	$956.4	$823.6	$132.8
Non-regulated electric revenues	12.1	4.6	7.5
Total electric revenues	$968.5	$828.2

     The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of ACE.

Regulated Electric Revenues

     The increase in "Regulated electric revenues" was due to the following: (i) regulated electric retail revenues increased $22.7 million. The $22.7 million increase was attributed to: (i) $6.9 million retail revenue increase from higher retail sales due to colder winter weather, (ii) $13.2 million increase from residential and small commercial business growth, (iii) $4.9 million increase from higher retail rates, (iv) a $6.1 million decrease from more customers choosing alternative suppliers, and (v) a $3.8 million increase from other variances. Customers who have chosen alternate suppliers accounted for 9% of billed sales for the 2003 period compared to 8% for the corresponding 2002 period. Interchange increased $110.1 million due to the New Jersey BPU mandate that each New Jersey utility participate in an auction to allow third-party energy suppliers to provide Basic Generation Service to the customers in its territory. As of August 1, 2002, approximately 80% of the customer MWH load, which ACE was serving, began to be served by other suppliers. This means that ACE now has generation to sell to PJM, which was previously used by supply customers in the territory. As of August 1, 2003, 100% of the ACE customer BGS MWH load is being supplied by other suppliers through the auction process, so now all ACE generation is sold to PJM.

Operating Expenses
Electric Fuel and Purchased Energy

     "Electric fuel and purchased energy" increased by $89.0 million to $602.1 million for the nine months ended September 30, 2003, from $513.1 million for the nine months ended September 30, 2002. There was a $149.3 million increase due to colder winter weather, higher prices and increased interchange sales partially offset by a decrease of $50.5 million in purchased capacity. In August 2002, due to the BPU required auction sale of BGS load, ACE began supplying 22% of its BGS energy requirements compared to 100% of BGS load before the auction. With the drop in energy supply, there was a corresponding drop in capacity obligations under PJM formulas.

Other Operation and Maintenance

     Other operation and maintenance expenses decreased by $18.3 million to $158.6 million for the nine months ended September 30, 2003, from $176.9 million for the nine months ended September 30, 2002. The decrease was primarily due to a reduction in estimated uncollectible accounts which resulted in a $14.3 million decrease in bad debt expense and a $4.1 million decrease in general expenses, which were partially offset by incremental storm restoration costs of $1.0 million incurred due to Hurricane Isabel.

Depreciation and Amortization

     Depreciation and amortization expenses increased by $38.6 million to $89.6 million for the nine months ended September 30, 2003, from $51.0 million for the nine months ended September 30, 2002 primarily due to the following: (i) $19.4 million for amortization of bondable transition property on ACE Funding as result of transition bonds in December 2002, and (ii) $17.9 million for amortization of a regulatory tax asset related to New Jersey stranded costs.

Other Taxes

     Other taxes increased by $0.9 million to $19.9 million for the nine months ended September 30, 2003, from $19.0 million for the nine months ended September 30, 2002. The increase was mainly due to higher tax expense for the Transitional Energy Facility Assessment, which is based on kilowatt-hour sales.

Deferred Electric Service Costs

     Deferred electric service costs decreased by $50.0 million due to lower costs related to ACE providing Basic Generation Service and due to the $27.5 million charge described below. The balance for ACE's deferred electric service costs was $178.9 million as of September 30, 2003. On July 31, 2003, the NJBPU issued its Summary Order permitting ACE to begin collecting a portion of the deferred costs that were incurred as a result of the New Jersey Electric Discount and Energy Competition Act (EDECA) and to reset rates to recover on-going costs incurred as a result of EDECA.

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

Other Income (Expenses)

     Other expenses increased by $7.5 million to a net expense of $35.3 million for the nine months ended September 30, 2003, from a net expense of $27.8 million for the nine months ended September 30, 2002. This increase is primarily due to higher interest expense of $6.6 million due to increased amounts of outstanding long and short term debt.

Income Taxes

     Income taxes increased by $6.0 million to $23.8 million for the nine months ended September 30, 2003, from $17.8 million for the nine months ended September 30, 2002, primarily due to higher income from continuing operations before income taxes.

Extraordinary Item

     On July 25, 2003, the New Jersey Board of Public Utilities (NJBPU) approved the determination of stranded costs related to ACE's January 31, 2003, petition relating to its B.L. England generating facility. The NJBPU approved recovery of $149.5 million. As a result of the order, ACE reversed $10 million of accruals for the three and six months ended June 30, 2003, for the possible disallowances related to these stranded costs. The credit to income of $5.9 million is classified as an extraordinary gain in ACE's financial statements, since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999.

THIS PAGE INTENTIONALLY LEFT BLANK.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the nine months ended September 30, 2003, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the nine months ended September 30, 2003, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the nine months ended September 30, 2003, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the nine months ended September 30, 2003, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures s of September 30, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the nine months ended September 30, 2003, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the nine months ended September 30, 2003, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Pepco Holdings
Mirant Bankruptcy

     On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For additional information refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Relationship with Mirant Corporation."

Other

     In 1991, Pepco entered into a power purchase agreement ("PPA") with Panda Brandywine, L.P. ("Panda"), the operator/lessee of a qualifying facility, under which Pepco agreed to purchase 230 megawatts of capacity and energy from 1996 through 2021. In connection with the sale by Pepco of its generation assets to affiliates of Mirant Corporation in 2000, Pepco entered into a "back-to-back" arrangement with Mirant whereby Mirant has agreed to purchase from Pepco the entire output under the PPA at a cost equal to the amount Pepco is required to pay to Panda under the PPA. Panda or its affiliates challenged the back-to-back arrangement before the Maryland Public Service Commission (the "Maryland PSC"), the D.C. Public Service Commission (the "DC PSC"), and the Federal Energy Regulatory Commission ("FERC") and in Texas state court ("Texas Action"). In each case Panda contended that the back-to-back arrangement was an assignment, delegation or transfer requiring Panda's consent under the PPA. Panda's requests for relief in the Texas Action and from the DC PSC and the FERC were denied. In the proceeding before the Maryland PSC, Pepco submitted its own motion for an order declaring that the back-to back arrangement does not violate the anti-assignment provisions in the PPA. The Maryland PSC issued a ruling that the back-to-back arrangement did not constitute an assignment or a delegation under the PPA. Panda then sought judicial review of the Maryland PSC ruling in the Maryland Circuit Court for Montgomery County. On April 23, 2001, the Circuit Court reversed the Maryland PSC and ruled that the back-to-back arrangement constituted an assignment of the PPA by Pepco to Mirant, but stayed its decision pending appeal. The Maryland PSC, Maryland People's Counsel and Pepco appealed the Circuit Court ruling to the Maryland Court of Special Appeals. In July 2002, the Court of Special Appeals ruled that, while the Maryland PSC decision could not be sustained as a matter of contract interpretation, the Maryland PSC could approve the back-to-back arrangement as a matter of public policy. In December 2002, the Maryland Court of Appeals granted various petitions for review. On June 10, 2003, the Court of Appeals decided that the "Administration" provisions in Paragraph II.D of Schedule 2.4 to the Asset Purchase and Sale Agreement (APSA) violate the anti-assignment provision in Section 19.1 of the PPA. The Court did not rule that the power resale provisions of the APSA violate Section 19.1 and did not rule that the Pepco resales of power to Mirant violated any other provision of the PPA.

     In connection with the purchase of Pepco's generation assets, Mirant agreed to an adjustment of the purchase price if the back-to-back arrangement should be determined to violate the PPA as a prohibited assignment, delegation or transfer in a binding court order issued on or before March 19, 2005. The amount that Mirant would be obligated to pay to Pepco pursuant to this adjustment provision is designed to compensate Pepco for loss of the benefit of its arrangement with Mirant at then prevailing market prices. If Mirant were unable to fulfill its contractual obligations to Pepco, Pepco may seek authorization from the Maryland PSC and the DC PSC to recover its additional costs. As discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Relationship with Mirant Corporation," Pepco believes that its restructuring settlement agreements, which have been approved by the Maryland PSC and the DC PSC, would permit Pepco to recover in its retail distribution rates the above-market power purchase costs that it likely would incur under the PPA. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers.

For the information required by this item, refer also to Item 3, Legal Proceedings of Pepco Holdings' 2002 Form 10-K.
Pepco
Mirant Bankruptcy

     On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For additional information refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Relationship with Mirant Corporation."

Other

     In 1991, Pepco entered into a power purchase agreement ("PPA") with Panda Brandywine, L.P. ("Panda"), the operator/lessee of a qualifying facility, under which Pepco agreed to purchase 230 megawatts of capacity and energy from 1996 through 2021. In connection with the sale by Pepco of its generation assets to affiliates of Mirant Corporation in 2000, Pepco entered into a "back-to-back" arrangement with Mirant whereby Mirant has agreed to purchase from Pepco the entire output under the PPA at a cost equal to the amount Pepco is required to pay to Panda under the PPA. Panda or its affiliates challenged the back-to-back arrangement before the Maryland Public Service Commission (the "Maryland PSC"), the D.C. Public Service Commission (the "DC PSC"), and the Federal Energy Regulatory Commission ("FERC") and in Texas state court ("Texas Action"). In each case Panda contended that the back-to-back arrangement was an assignment, delegation or transfer requiring Panda's consent under the PPA. Panda's requests for relief in the Texas Action and from the DC PSC and the FERC were denied. In the proceeding before the Maryland PSC, Pepco submitted its own motion for an order declaring that the back-to back arrangement does not violate the anti-assignment provisions in the PPA. The Maryland PSC issued a ruling that the back-to-back arrangement did not constitute an assignment or a delegation under the PPA. Panda then sought judicial review of the Maryland PSC ruling in the Maryland Circuit Court for Montgomery County. On April 23, 2001, the Circuit Court reversed the Maryland PSC and ruled that the back-to-back arrangement constituted an assignment of the PPA by Pepco to Mirant, but stayed its decision pending appeal. The Maryland PSC, Maryland People's Counsel and Pepco appealed the Circuit Court ruling to the Maryland Court of Special Appeals. In July 2002, the Court of Special Appeals ruled that, while the Maryland PSC decision could not be sustained as a matter of contract interpretation, the Maryland PSC could approve the back-to-back arrangement as a matter of public policy. In December 2002, the Maryland Court of Appeals granted various petitions for review. On June 10, 2003, the Court of Appeals decided that the "Administration" provisions in Paragraph II.D of Schedule 2.4 to the Asset Purchase and Sale Agreement (APSA) violate the anti-assignment provision in Section 19.1 of the PPA. The Court did not rule that the power resale provisions of the APSA violate Section 19.1 and did not rule that the Pepco resales of power to Mirant violated any other provision of the PPA.

     In connection with the purchase of Pepco's generation assets, Mirant agreed to an adjustment of the purchase price if the back-to-back arrangement should be determined to violate the PPA as a prohibited assignment, delegation or transfer in a binding court order issued on or before March 19, 2005. The amount that Mirant would be obligated to pay to Pepco pursuant to this adjustment provision is designed to compensate Pepco for loss of the benefit of its arrangement with Mirant at then prevailing market prices. If Mirant were unable to fulfill its contractual obligations to Pepco, Pepco may seek authorization from the Maryland PSC and the DC PSC to recover its additional costs. As discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Relationship with Mirant Corporation," Pepco believes that its restructuring settlement agreements, which have been approved by the Maryland PSC and the DC PSC, would permit Pepco to recover in its retail distribution rates the above-market power purchase costs that it likely would incur under the PPA. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers.

For the information required by this item, refer also to Item 3, Legal Proceedings of Pepco's 2002 Form 10-K.
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
Item 5. OTHER INFORMATION
Pepco Holdings

     Pepco Holdings, Inc. will hold its 2004 Annual Meeting on May 21, 2004 at its headquarters located at 701 Ninth Street, N.W., Washington, D.C. Pepco Holdings' bylaws contain an advance notice provision which requires that for a shareholder to bring business properly before an annual meeting, the shareholder must give timely written notice to Pepco Holdings' Secretary at 701 Ninth Street, N.W., Washington, D.C. 20068, not less than 100 days nor more than 120 days prior to the meeting. For the 2004 Annual Meeting, shareholder notices must be received between January 22, 2004 and February 11, 2004. The shareholder's notice must set forth a description of the business desired to be brought before the meeting and the reasons for conducting the business at the annual meeting, the name and record address of the shareholder, the class and number of shares owned by the shareholder and any material interest of the shareholder in the proposed business.

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

Exhibit No.	Registrant(s)	Description of Exhibit	Reference
10.1	PHI	Amendment No. 1 to Employment Agreement of John M. Derrick, Jr.	Filed herewith.
12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.
12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.
12.3	Conectiv	Statements Re: Computation of Ratios	Filed herewith.
12.4	DPL	Statements Re: Computation of Ratios	Filed herewith.
12.5	ACE	Statements Re: Computation of Ratios	Filed herewith.
15	PHI	Independent Accountants' Awareness Letter	Filed herewith.
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.5	Conectiv	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.6	Conectiv	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.7	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.8	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.9	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.10	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.11	ACEF	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.12	ACEF	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.3	Conectiv	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.4	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.5	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.6	ACEF	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

Exhibit 12.1 Statements Re. Computation of Ratios

PEPCO HOLDINGS
	Nine Months Ended	For the Year Ended December 31,
	September 30, 2003	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)
Income before extraordinary item	$169.6	$210.5	$192.3	$369.1	$256.7	$234.8

Income tax expense	99.9	124.1	83.5	341.2	114.5	122.3

Fixed charges:
Interest on long-term debt including amortization of discount, premium and expense	281.3	224.5	157.2	221.5	200.5	209.5
Other interest	16.7	21.0	23.8	23.6	23.8	24.0
Preferred dividend requirements of subsidiaries	18.1	20.6	14.2	14.7	17.1	17.1
Total fixed charges	316.1	266.1	195.2	259.8	241.4	250.6

Nonutility capitalized interest	(9.0)	(9.9)	(2.7)	(3.9)	(1.8)	(.6)

Income before extraordinary item, income tax (benefit) expense, and fixed charges	$576.6	$590.8	$468.3	$966.2	$610.8	$607.1

Total fixed charges, shown above	316.1	266.1	195.2	259.8	241.4	250.6
Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	1.59	1.59	1.43	1.92	1.45	1.52

Fixed charges for ratio computation	$317.7	$267.7	$196.6	$261.7	$242.8	$252.1

Ratio of earnings to fixed charges and preferred dividends	1.82	2.21	2.38	3.69	2.52	2.41

Exhibit 12.2 Statements Re. Computation of Ratios
PEPCO
	Nine Months Ended	For the Year Ended December 31,
	September 30, 2003	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)
Net income	$101.5	$141.2	$192.3	$369.1	$256.7	$234.8

Income tax expense	68.5	79.9	83.5	341.2	114.5	122.3

Fixed charges:
Interest on long-term debt including amortization of discount, premium and expense	55.8	109.5	157.2	221.5	200.5	209.5
Other interest	12.6	17.3	23.8	23.6	23.8	24.0
Preferred dividend requirements of a subsidiary trust	6.9	9.2	9.2	9.2	9.2	5.7
Total fixed charges	75.3	136.0	190.2	254.3	233.5	239.2

Nonutility capitalized interest	-	(.2)	(2.7)	(3.9)	(1.8)	(.6)

Income before extraordinary item, income tax expense, and fixed charges	$245.3	$356.9	$463.3	$960.7	$602.9	$595.7

Ratio of earnings to fixed charges	3.26	2.62	2.44	3.78	2.58	2.49

Total fixed charges, shown above	75.3	136.0	190.2	254.3	233.5	239.2

Preferred dividend requirements, adjusted to a pre-tax amount	6.2	7.8	7.2	10.6	11.4	17.3

Total Fixed Charges and Preferred Dividends	$ 81.5	$143.8	$197.4	$264.9	$244.9	$256.5

Ratio of earnings to fixed charges and preferred dividends	3.01	2.48	2.35	3.63	2.46	2.32

Exhibit 12.3 Statements Re. Computation of Ratios
CONECTIV
	Nine Months Ended	For the Year Ended December 31,
	September 30, 2003	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)
Income before the cumulative effect of a change in accounting principle and extraordinary item	$ 11.8	$ 90.8	$374.7	$203.8	$143.5	$170.9

Income tax expense	6.8	70.6	251.6	151.3	123.1	117.9

Fixed charges:
Interest on long-term debt including amortization of discount, premium and expense	91.8	121.6	147.1	166.3	149.7	133.8
Other interest	14.7	32.2	54.2	60.8	37.7	26.2
Preferred dividend requirements of subsidiaries	7.5	15.8	18.7	20.4	20.0	17.9
Total fixed charges	114.0	169.6	220.0	247.5	207.4	177.9

Nonutility capitalized interest	(7.2)	(15.8)	(15.1)	(9.3)	(3.3)	(1.4)

Undistributed earnings of equity method investees	-	-	-	(4.5)	-	-

(Loss) Income before extraordinary item, income tax (benefit) expense, and fixed charges	$125.4	$315.2	$831.2	$588.8	$470.7	$465.3

Total fixed charges, shown above	$114.0	$169.6	$220.0	$247.5	$207.4	$177.9
Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	0.6	1.9	3.6	5.3	6.1	4.9

Fixed charges for ratio computation	$114.6	$171.5	$223.6	$252.8	$213.5	$182.8

Ratio of (loss) earnings to fixed charges and preferred dividends	1.09	1.84	3.72	2.33	2.20	2.55

Exhibit 12.4 Statements Re. Computation of Ratios
DELMARVA POWER & LIGHT COMPANY
	Nine Months Ended	For the Year Ended December 31,
	September 30, 2003	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)
Net income	$ 46.7	$ 49.7	$200.6	$141.8	$142.2	$112.4

Income tax expense	30.4	33.7	139.9	81.5	95.3	72.3

Fixed charges:
Interest on long-term debt including amortization of discount, premium and expense	26.3	42.6	68.5	77.1	77.8	81.1
Other interest	2.0	3.6	3.4	7.5	6.1	9.3
Preferred dividend requirements of a subsidiary trust	4.3	5.7	5.7	5.7	5.7	5.7
Total fixed charges	32.6	51.9	77.6	90.3	89.6	96.1

Nonutility capitalized interest	-	-	-	-	-	-

Income before extraordinary item, income tax expense, and fixed charges	$109.7	$135.3	$418.1	$313.6	$327.1	$280.8

Ratio of earnings to fixed charges	3.37	2.61	5.39	3.47	3.65	2.92

Total fixed charges, shown above	$ 32.6	$ 51.9	$ 77.6	$ 90.3	$ 89.6	$ 96.1

Preferred dividend requirements, adjusted to a pre-tax amount	1.3	2.9	6.3	7.7	7.4	7.2

Total fixed charges and preferred dividends	$ 33.9	$ 54.8	$ 83.9	$ 98.0	$ 97.0	$103.3

Ratio of earnings to fixed charges and preferred dividends	3.24	2.47	4.98	3.20	3.37	2.72

Exhibit 12.5 Statements Re. Computation of Ratios
ATLANTIC CITY ELECTRIC COMPANY
	Nine Months Ended	For the Year Ended December 31,
	September 30, 2003	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)
Income before extraordinary item	$ 36.3	$ 28.2	$ 75.5	$ 54.4	$ 63.9	$ 30.3

Income tax expense	23.8	16.3	46.7	36.7	49.3	18.2

Fixed charges:
Interest on long-term debt including amortization of discount, premium and expense	46.6	53.1	62.2	76.2	60.6	63.9
Other interest	1.9	2.4	3.3	4.5	3.8	3.4
Preferred dividend requirements of subsidiary trusts	2.3	7.6	7.6	7.6	7.6	6.1
Total fixed charges	50.8	63.1	73.1	88.3	72.0	73.4

Income before extraordinary item, income tax expense and fixed charges	$110.9	$107.6	$195.3	$179.4	$185.2	$121.9

Ratio of earnings to fixed charges	2.18	1.71	2.67	2.03	2.57	1.66

Total fixed charges, shown above	$ 50.8	$ 63.1	$ 73.1	$ 88.3	$ 72.0	$ 73.4

Preferred dividend requirements adjusted to a pre-tax amount	0.3	1.1	2.7	3.6	3.8	5.3

Total fixed charges and preferred dividends	$ 51.1	$ 64.2	$ 75.8	$ 91.9	$ 75.8	$ 78.7

Ratio of earnings to fixed charges and preferred dividends	2.17	1.68	2.58	1.95	2.44	1.55

Exhibit 15
November 13, 2003
Securities and Exchange Commission 450 Fifth Street, N.W. Washington, DC 20549
Commissioners:

We are aware that our report dated November 13, 2003 on our review of interim financial information of Pepco Holdings, Inc. (the "Company") for the three-month and nine-month periods ended September 30, 2003 and 2002 and included in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003 is incorporated by reference in the Prospectus constituting parts of the Registration Statements on Forms S-8 (Numbers 333-96673, 333-96675 and 333-96687) and on Form S-3 (Numbers 333-89938, 333-100478 and 333-104350).

Very truly yours,
/s/ PRICEWATERHOUSECOOPERS LLP

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 13, 2003		/s/ D. R. WRAASE Dennis R. Wraase Chief Executive Officer
Exhibit 31.2
CERTIFICATION
I, Andrew W. Williams, Chief Financial Officer of Pepco Holdings, Inc., certify that:
1.	I have reviewed this report on Form 10-Q of Pepco Holdings, Inc.
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 13, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer
Exhibit 31.3
CERTIFICATION
I, Dennis R. Wraase, Chief Executive Officer of Potomac Electric Power Company, certify that:
1.	I have reviewed this report on Form 10-Q of Potomac Electric Power Company.
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 13, 2003	/s/ D. R. WRAASE Dennis R. Wraase Chief Executive Officer
Exhibit 31.4
CERTIFICATION
I, Andrew W. Williams, Chief Financial Officer of Potomac Electric Power Company, certify that:
1.		I have reviewed this report on Form 10-Q of Potomac Electric Power Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 13, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

Exhibit 31.5
CERTIFICATION
I, Dennis R. Wraase, Chief Executive Officer of Conectiv, certify that:
1.		I have reviewed this report on Form 10-Q of Conectiv.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 13, 2003		/s/ DENNIS R. WRAASE Dennis R. Wraase Chief Executive Officer
Exhibit 31.6
CERTIFICATION
I, Andrew W. Williams, Chief Financial Officer of Conectiv, certify that:
1.		I have reviewed this report on Form 10-Q of Conectiv.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 13, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

Exhibit 31.7
CERTIFICATION
I, Thomas S. Shaw, Chief Executive Officer of Delmarva Power & Light Company, certify that:
1.		I have reviewed this report on Form 10-Q of Delmarva Power & Light Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 13, 2003		/s/ T. S. SHAW Thomas S. Shaw Chief Executive Officer

Exhibit 31.8
CERTIFICATION
I, Andrew W. Williams, Chief Financial Officer of Delmarva Power & Light Company, certify that:
1.		I have reviewed this report on Form 10-Q of Delmarva Power & Light Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 13, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer
Exhibit 31.9
CERTIFICATION
I, Joseph M. Rigby, Chief Executive Officer of Atlantic City Electric Company, certify that:
1.		I have reviewed this report on Form 10-Q of Atlantic City Electric Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 13, 2003		/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Executive Officer
Exhibit 31.10
CERTIFICATION
I, Andrew W. Williams, Chief Financial Officer of Atlantic City Electric Company, certify that:
1.		I have reviewed this report on Form 10-Q of Atlantic City Electric Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 13, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Chief Financial Officer

Exhibit 31.11
CERTIFICATION
I, Thomas S. Shaw, Chairman of Atlantic City Electric Transition Funding LLC, certify that:
1.		I have reviewed quarterly report on Form 10-Q of Atlantic City Electric Transition Funding LLC.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 13, 2003		/s/ T. S. SHAW Thomas S. Shaw Chairman
Exhibit 31.12
CERTIFICATION
I, James P. Lavin, Chief Financial Officer of Atlantic City Electric Transition Funding LLC, certify that:
1.		I have reviewed this report on Form 10-Q of Atlantic City Electric Transition Funding LLC.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 13, 2003		/s/ JAMES P. LAVIN James P. Lavin Chief Financial Officer
Exhibit 32.1
Certificate of Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Pepco Holdings, Inc., certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Pepco Holdings, Inc. for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pepco Holdings, Inc.

November 13, 2003	/s/ D. R. WRAASE Dennis R. Wraase Chief Executive Officer
November 13, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Pepco Holdings, Inc. and will be retained by Pepco Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2
Certificate of Chief Executive Officer and Chief Financial Officer of Potomac Electric Power Company (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Potomac Electric Power Company, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Potomac Electric Power Company for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Potomac Electric Power Company.

November 13, 2003	/s/ D. R. WRAASE Dennis R. Wraase Chief Executive Officer
November 13, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Potomac Electric Power Company and will be retained by Potomac Electric Power Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.3
Certificate of Chief Executive Officer and Chief Financial Officer of Conectiv (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Conectiv, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Conectiv for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Conectiv.

November 13, 2003	/s/ DENNIS R. WRAASE Dennis R. Wraase Chief Executive Officer
November 13, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Conectiv and will be retained by Conectiv and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.4
Certificate of Chief Executive Officer and Chief Financial Officer of Delmarva Power & Light Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Delmarva Power & Light Company, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Delmarva Power & Light Company for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Delmarva Power & Light Company.

November 13, 2003	/s/ T. S. SHAW Thomas S. Shaw Chief Executive Officer
November 13, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

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

Exhibit 32.5
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (pursuant to 18 U.S.C. Section 1350)

     I, Joseph M. Rigby, Chief Executive Officer, and I, Andrew W. Williams, Chief Financial Officer, of Atlantic City Electric Company, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Atlantic City Electric Company for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

November 13, 2003	/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Executive Officer
November 13, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Company and will be retained by Atlantic City Electric Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.6
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Transition Funding, LLC (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, Chairman, and I, James P. Lavin, Chief Financial Officer, of Atlantic City Electric Transition Funding, LLC, certify that, to the best of my knowledge, the (i) Quarterly Report on Form 10-Q of Atlantic City Electric Transition Funding, LLC for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Transition Funding, LLC.

November 13, 2003	/s/ T. S. SHAW Thomas S. Shaw Chairman
November 13, 2003	/s/ JAMES P. LAVIN James P. Lavin Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Transition Funding, LLC and will be retained by Atlantic City Electric Transition Funding, LLC and furnished to the Securities and Exchange Commission or its staff upon request.

(b) Reports on Form 8-K
Current Reports on Form 8-K were filed or furnished by the following registrants for the quarter ended September 30, 2003:
PEPCO HOLDINGS
A Current Report on Form 8-K was filed on July 14, 2003. The item reported on such Form 8-K was Item 5 (Other Events).
A Current Report on Form 8-K was furnished on July 24, 2003. The items reported on such Form 8-K were Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure).
A Current Report on Form 8-K was filed on July 24, 2003. The item reported on such Form 8-K was Item 5 (Other Events).
A Current Report on Form 8-K was filed on August 29, 2003. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).
PEPCO
A Current Report on Form 8-K was filed on August 29, 2003. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).
CONECTIV
A Current Report on Form 8-K was filed on July 14, 2003. The item reported on such Form 8-K was Item 5 (Other Events).
A Current Report on Form 8-K was filed on July 24, 2003. The item reported on such Form 8-K was Item 5 (Other Events).
DPL
None.
ACE
A Current Report on Form 8-K was filed on July 24, 2003. The item reported on such Form 8-K was Item 5 (Other Events).
ACE FUNDING
None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2003	PEPCO HOLDINGS, INC. POTOMAC ELECTRIC POWER COMPANY CONECTIV DELMARVA POWER & LIGHT COMPANY (Registrants) By /s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer
November 13, 2003	ATLANTIC CITY ELECTRIC COMPANY (Registrant) By /s/ A. W. WILLIAMS Andrew W. Williams Chief Financial Officer
November 13, 2003	ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC (Registrant) By /s/ JAMES P. LAVIN James P. Lavin Chief Financial Officer

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
10.1	PHI	Amendment No. 1 to Employment Agreement of John M. Derrick, Jr.
12.1	PHI	Statements Re: Computation of Ratios
12.2	Pepco	Statements Re: Computation of Ratios
12.3	Conectiv	Statements Re: Computation of Ratios
12.4	DPL	Statements Re: Computation of Ratios
12.5	ACE	Statements Re: Computation of Ratios
15	PHI	Independent Accountants' Awareness Letter
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.5	Conectiv	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.6	Conectiv	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.7	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.8	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.9	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.10	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.11	ACEF	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.12	ACEF	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

INDEX TO EXHIBITS FURNISHED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	Conectiv	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.4	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.5	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.6	ACEF	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350