Form 10-Q/A
period 2003-09-30
PEPCO HOLDINGS INC
filed 2003-11-19
CIK 1135971

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q/A QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Pepco, Conectiv, DPL, ACE, and ACE Funding are not accelerated filers.

     Conectiv, DPL, ACE and ACE Funding meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q/A with reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

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

     THIS COMBINED FORM 10-Q/A IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, CONECTIV, DPL, ACE, AND ACE FUNDING. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

EXPLANATORY NOTE

     This Form 10-Q/A amends the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2003, of Pepco Holdings, Inc. ("PHI"), Potomac Electric Power Company ("Pepco"), Conectiv, Delmarva Power & Light Company ("DPL"), and Atlantic City Electric Company (collectively, the "Reporting Companies"). The purpose of this amendment is:

•

to reclassify, in accordance with Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), dividends on Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust (the "Trust Preferred") and Mandatorily Redeemable Serial Preferred Stock (the "Preferred Stock"), subsequent to the July 1, 2003 implementation of SFAS No. 150, as interest expense in the Consolidated Statements of Earnings of each of the Reporting Companies for the three and nine months ended September 30, 2003;

•	in the case of PHI and DPL, to reflect related changes in their Consolidated Statements of Cash Flow
•	in the case of Pepco, to reflect related changes in its Consolidated Statements of Comprehensive Earnings and Consolidated Statements of Cash Flow;
•

to make corresponding changes in the Notes to Consolidated Financial Statements, in Part I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and in Exhibit 12 (Statements Re: Computation of Ratios) of each Reporting Company, respectively; and

     This amendment also corrects Part I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of Pepco Holdings, Inc. and Potomac Electric Power Company to conform the financial information reported under the headings "Capital Resources and Liquidity -- Sources of Liquidity" to the information stated in each company's Consolidated Statements of Cash Flow.

This Form 10-Q/A does not amend the Quarterly Report on Form 10-Q for Atlantic City Electric Transition Funding LLC for the quarter ended September 30, 2003.

THIS PAGE INTENTIONALLY LEFT BLANK.

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.
	Registrants
Item	Pepco Holdings	Pepco	Conectiv	DPL	ACE	ACE Funding
Report of Independent Accountants	3	N/A	N/A	N/A	N/A	N/A
Consolidated Statements of Earnings	4	35	56	74	85	97
Consolidated Statements of Comprehensive Earnings	5	36	57	N/A	N/A	N/A
Consolidated Balance Sheets	6	37	58	75	86	98
Consolidated Statements of Cash Flows	8	39	60	77	88	N/A
Notes to Consolidated Financial Statements	9	40	61	78	89	99

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

As discussed in Note 7 to the consolidated interim financial statements, the Company has restated its previously issued consolidated interim financial statements for the three and nine month periods ended September 30, 2003 with respect to the implementation of Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and its requirement to classify distributions on certain financial instruments as interest expense rather than dividends.

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

/s/ PricewaterhouseCoopers LLP Washington, DC November 13, 2003, except as to Note 7, which is as of November 18, 2003

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2003	2002	Restated 2003	2002
	(Millions, except $ per share data)
Operating Revenue
Pepco	$ 518.4	$516.6	$1,221.9	$1,223.4
Conectiv Power Delivery	750.0	456.0	1,931.6	456.0
Conectiv Energy	556.0	390.4	1,690.6	390.4
Pepco Energy Services	277.1	250.0	822.2	567.3
Other Non-Regulated	29.1	28.2	91.4	79.6
Total Operating Revenue	2,130.6	1,641.2	5,757.7	2,716.7

Operating Expenses
Fuel and purchased energy	1,327.2	1,076.4	3,705.9	1,664.9
Other operation and maintenance	330.6	165.8	1,015.9	317.1
Depreciation and amortization	112.5	72.7	320.4	149.1
Other taxes	81.4	68.5	203.9	162.7
Deferred electric service costs	(0.9)	-	0.6	-
Impairment losses	-	-	52.8	-
Gain on sale of office building	(68.8)	-	(68.8)	-
Total Operating Expenses	1,782.0	1,383.4	5,230.7	2,293.8

Operating Income	348.6	257.8	527.0	422.9

Other Income (Expenses)
Interest and dividend income	3.7	6.1	18.6	17.0
Interest expense	(95.1)	(66.4)	(273.0)	(128.4)
Loss from Equity Investments	(2.0)	(4.3)	(7.9)	(5.7)
Other income	8.6	5.3	27.0	11.7
Other expenses	(4.3)	(2.9)	(9.1)	(9.7)
Total Other Expenses	(89.1)	(62.2)	(244.4)	(115.1)

Preferred Stock Dividend Requirements of Subsidiaries	0.7	6.1	13.1	13.2

Income Tax Expense	101.5	74.3	99.9	110.5

Income Before Extraordinary Item	157.3	115.2	169.6	184.1

Extraordinary Item (net of taxes of $4.1 million for the nine months ended September 30, 2003)	-	-	5.9	-

Net Income	$ 157.3	$ 115.2	$ 175.5	$ 184.1

Average Common Shares Outstanding
Basic and Diluted	171.0	144.4	170.5	119.7

Basic and Diluted Earnings Per Share of Common Stock
Before extraordinary item	$.92	$.80	$1.00	$1.54
Extraordinary item	-	-	.03	-
Total	$.92	$.80	$1.03	$1.54

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions of Dollars)
Net income	$157.3	$115.2	$175.5	$184.1
Other comprehensive earnings (loss), net of taxes
Unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains arising during period	(33.9)	2.3	(43.3)	4.5
Less: reclassification adjustment for (losses) gains included in net earnings	(4.3)	0.1	(7.2)	(0.1)
Net unrealized (losses) gains on derivative instruments	(29.6)	2.2	(36.1)	4.6
Realized gain (loss) on Treasury lock	2.9	(94.9)	8.8	(105.3)
Unrealized gain (loss) on interest rate swap agreements designated as cash flow hedges:
Unrealized holding gains (losses) arising during period	1.5	(12.0)	(4.4)	(11.1)
Less: reclassification adjustment for loss included in net earnings	(2.0)	(0.7)	(3.3)	(1.0)
Net unrealized gain (loss) on interest rate swaps	3.5	(11.3)	(1.1)	(10.1)
Unrealized gains on marketable securities:
Unrealized holding gains arising during period	4.0	0.4	5.7	4.3
Less: reclassification adjustment for gains included in net earnings	0.6	0.2	0.4	-
Net unrealized gains on marketable securities	3.4	0.2	5.3	4.3
Other comprehensive losses, before tax	(19.8)	(103.8)	(23.1)	(106.5)
Income tax benefit	(8.1)	(41.4)	(7.4)	(43.1)
Other comprehensive losses, net of tax	(11.7)	(62.4)	(15.7)	(63.4)
Comprehensive earnings	$145.6	$ 52.8	$159.8	$120.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	September 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 199.1	$ 82.5
Restricted cash	7.1	16.3
Restricted funds held by trustee	24.6	-
Marketable securities	176.9	175.3
Accounts receivable, less allowance for uncollectible accounts of $44.6 million and $37.3 million, respectively	1,154.7	1,118.5
Fuel, materials and supplies-at average cost	240.0	254.9
Prepaid expenses and other	84.1	54.4
Total Current Assets	1,886.5	1,701.9

INVESTMENTS AND OTHER ASSETS
Goodwill	1,432.6	1,431.8
Regulatory assets, net	1,155.5	1,161.9
Investment in finance leases	1,134.3	1,091.6
Prepaid pension expense	111.1	124.9
Other	610.4	538.0
Total Investments and Other Assets	4,443.9	4,348.2

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	10,812.6	10,625.0
Accumulated depreciation	(4,031.8)	(3,827.0)
Net Property, Plant and Equipment	6,780.8	6,798.0

TOTAL ASSETS	$13,111.2	$12,848.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2003	December 31, 2002
	(Millions of Dollars)

CURRENT LIABILITIES
Short-term debt	$ 1,096.2	$ 1,377.4
Accounts payable and accrued liabilities	615.1	638.8
Capital lease obligations due within one year	15.8	15.8
Interest and taxes accrued	206.7	63.4
Other	461.9	501.2
Total Current Liabilities	2,395.7	2,596.6

DEFERRED CREDITS
Income taxes	1,629.2	1,535.2
Investment tax credits	65.0	69.0
Other	463.4	418.4
Total Deferred Credits	2,157.6	2,022.6

LONG-TERM LIABILITIES
Long-term debt	5,058.6	4,712.8
Mandatorily redeemable serial preferred stock	45.0	-
Company obligated mandatorily redeemable preferred securities of subsidiary trust which holds solely parent junior subordinated debentures	220.0	-
Capital lease obligations	116.5	119.6
Total Long-Term Liabilities	5,440.1	4,832.4

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	-	290.0

PREFERRED STOCK
Serial preferred stock	35.3	35.3
Redeemable serial preferred stock	27.9	75.4
Total preferred stock	63.2	110.7

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, - authorized 400,000,000 shares and 200,000,000 shares, respectively - issued 171,383,998 shares and 169,982,361 shares, respectively	1.7	1.7
Premium on stock and other capital contributions	2,238.9	2,212.0
Capital stock expense	(3.3)	(3.2)
Accumulated other comprehensive loss	(68.6)	(52.9)
Retained income	885.9	838.2
Total Shareholders' Equity	3,054.6	2,995.8

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,111.2	$12,848.1

The accompanying Notes are an integral part of these Consolidated Financial Statements

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	Restated 2003	2002
	(Millions of Dollars)

OPERATING ACTIVITIES
Net income	$ 175.5	$ 184.1
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of office building	(68.8)	-
Gain from sale of aircraft	-	(1.3)
Net loss on derivative contracts	50.4	(5.4)
Extraordinary item	(10.0)	-
Depreciation and amortization	320.4	149.1
Impairment loss	52.8	-
Rents received from leveraged leases under income earned	(54.2)	(25.2)
Changes in:
Accounts receivable	28.7	(21.4)
Regulatory assets, net	(47.5)	89.1
Other deferred charges	(2.0)	4.3
Prepaid expenses	(27.5)	63.5
Derivative and energy trading contracts	(62.9)	8.8
Minority interest liability	(9.5)	-
Prepaid pension costs	13.8	3.7
Inventories	14.8	(18.7)
Accounts payable and accrued payroll	(121.2)	11.7
Interest and taxes accrued, including Federal income tax refund of $135.4 million in 2002	232.5	159.6
Net Cash From Operating Activities	485.3	601.9

INVESTING ACTIVITIES
Acquisition of Conectiv, net of cash acquired	-	(1,075.6)
Net investment in property, plant and equipment	(442.1)	(251.2)
Sale of office buildings	147.7	-
Proceeds from combustion turbine contract cancellation	52.0	-
Purchases of leveraged leases	-	(280.4)
Sales of marketable securities, net of purchases	3.3	-
Sales (purchases) of other investments, net	3.7	(13.7)
Net other investing activities	7.1	(7.5)
Net Cash Used By Investing Activities	(228.3)	(1,628.4)

FINANCING ACTIVITIES
Dividends paid on preferred and common stock	(132.8)	(93.8)
Common stock issued for the Dividend Reinvestment Plan	24.1	-
Redemption of preferred securities	(72.5)	(2.0)
Reacquisition of the Company's common stock	-	(2.2)
Issuances of long-term debt	733.2	1,555.3
Reacquisition of long-term debt	(536.4)	(189.6)
Reacquisition of short-term debt, net	(139.7)	(541.9)
Cost of issuances and financings	(13.2)	(122.1)
Net other financing activities	(3.1)	(3.0)
Net Cash (Used By) From Financing Activities	(140.4)	600.7

Net Increase (Decrease) In Cash and Cash Equivalents	116.6	(425.8)
Cash and Cash Equivalents at Beginning of Period	82.5	515.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 199.1	$ 89.7

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

     Effective July 1,2003 Pepco Holdings implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in Pepco Holdings' reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" ("TOPrS") and "Mandatorily Redeemable Serial Preferred Stock" on its consolidated balance sheets to a long term liability classification. In accordance with the transition provisions of SFAS No. 150, prior period amounts were not reclassified. Additionally, as discussed in Note (7) Restatement, SFAS No. 150 requires that dividends on TOPrS and Mandatorily Redeemable Serial Preferred Stock, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, be recorded as interest expense in Pepco Holdings Consolidated Statements of Earnings for the three and nine months ended September 30, 2003.

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

     Pepco had outstanding $45 million and $47.5 million at September 30, 2003 and December 31, 2002, respectively, related to shares of $3.40 (6.80%) Series of 1992 that are subject to mandatory redemption, at par, through the operation of a sinking fund that began redeeming 50,000 shares annually, on September 1, 2002, with the remaining shares to be redeemed on September 1, 2007. There were 900,000 shares and 950,000 shares, outstanding at September 30, 2003 and December 31, 2002, respectively. The sinking fund requirements through 2006 with respect to the Redeemable Serial Preferred Stock are $2.5 million in 2004, 2005, and 2006. In the event of default with respect to cash distributions, or sinking fund or other redemption requirements relating to the mandatorily redeemable serial preferred stock, no cash distributions may be paid, nor any other distribution made, on common stock. Payments of cash distributions on all series of serial preferred or preference stock, including series that are mandatorily redeemable, must be made concurrently. If redemption had occurred at September 30, 2003, the maximum principal amount required to redeem the securities would have been the same as the amount recorded on the accompanying consolidated balance sheet.

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

(7) RESTATEMENT

     This Form 10-Q/A amends Pepco Holdings Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. The sole purpose of this amendment is to reclassify, in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (see Note 2), dividends on TOPrS and Mandatorily Redeemable Serial Preferred Stock, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, as interest expense in Pepco Holdings Consolidated Statements of Earnings for the three and nine months ended September 30, 2003. The following chart identifies the amounts impacted by the reclassification as they were previously reported and as restated.

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
Detail of Restated Amounts:	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Earnings
Interest Expense	(90.1)	(95.1)	(268.0)	(273.0)
Total Other Expenses	(84.1)	(89.1)	(239.4)	(244.4)
Preferred Stock Dividend Requirements of Subsidiaries	5.7	0.7	18.1	13.1
Consolidated Statements of Cash Flows
Changes in other deferred charges			(1.2)	(2.0)
Net cash from operating activities			486.1	485.3
Dividends paid on preferred and common stock			(133.6)	(132.8)
Net cash used by financing activities			(141.2)	(140.4)

THIS PAGE INTENTIONALLY LEFT BLANK.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30,
	Restated 2003	2002	Restated 2003	2002
	(Millions of Dollars)
Operating Revenue
Utility	$518.4	$516.6	$1,221.9	$1,223.4
Competitive	-	91.0	-	454.2
Total Operating Revenue	518.4	607.6	1,221.9	1,677.6
Operating Expenses
Fuel and purchased energy	241.5	309.3	540.3	873.1
Other operation and maintenance	59.5	65.0	177.1	239.3
Depreciation and amortization	40.1	37.8	119.3	113.7
Other taxes	63.2	56.1	153.1	150.3
Total Operating Expenses	404.3	468.2	989.8	1,376.4
Operating Income	114.1	139.4	232.1	301.2
Other Income (Expenses)
Interest and dividend income	0.4	2.8	2.7	16.8
Interest expense	(19.5)	(23.2)	(56.8)	(85.0)
Loss from Equity Investments, principally a Telecommunication Entity	-	(0.9)	-	(2.1)
Other income	3.3	2.5	7.0	8.7
Other expenses	(3.5)	(2.6)	(11.2)	(9.3)
Total Other Expenses	(19.3)	(21.4)	(58.3)	(70.9)

Distributions on Preferred Securities of Subsidiary Trust	-	2.3	4.6	6.9

Income Tax Expense	38.7	46.4	68.5	82.6

Net Income	56.1	69.3	100.7	140.8

Dividends on Redeemable Serial Preferred Stock	0.4	1.3	2.9	3.8

Earnings Available for Common Stock	$ 55.7	$ 68.0	$ 97.8	$ 137.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2003	2002	Restated 2003	2002
	(Millions of Dollars)
Net income	$ 56.1	$ 69.3	$100.7	$140.8
Other comprehensive income (loss), net of taxes
Unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains arising during period	-	(1.1)	-	1.1
Less: reclassification adjustment for losses included in net earnings	-	(0.1)	-	(0.3)
Net unrealized (losses) gains on derivative instruments	-	(1.0)	-	1.4
Realized loss on Treasury lock	-	(43.8)	-	(54.2)
Unrealized loss on interest rate swap agreements designated as cash flow hedges:
Unrealized holding (loss) gain arising during period	-	(0.5)	-	0.4
Less: reclassification adjustment for losses included in net earnings	-	-	-	(0.3)
Net unrealized (losses) gains on interest rate swaps	-	(0.5)	-	0.7
Unrealized (losses) gains on marketable securities:
Unrealized holding (losses) gains arising during period	-	-	-	3.7
Less: reclassification adjustment for losses included in net earnings	-	-	-	(0.4)
Net unrealized gains on marketable securities	-	-	-	4.1
Other comprehensive losses, before tax	-	(45.3)	-	(48.0)
Income tax benefit	-	(18.1)	-	(19.8)
Other comprehensive losses, net of tax	-	(27.2)	-	(28.2)
Comprehensive earnings	$ 56.1	$ 42.1	$100.7	$112.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2003	December 31, 2002
ASSETS
	(Millions of Dollars)

CURRENT ASSETS
Cash and cash equivalents	$ 9.7	$ 13.9
Accounts receivable, less allowance for uncollectible accounts of $18.0 million and $3.6 million	381.0	263.0
Note receivable from affiliate	-	110.4
Fuel, materials and supplies - at average cost	37.1	37.8
Prepaid expenses and other	22.7	10.2
Total Current Assets	450.5	435.3
INVESTMENTS AND OTHER ASSETS
Regulatory assets, net	19.6	-
Prepaid pension expense	125.7	182.3
Other	112.6	108.5
Total Investments and Other Assets	257.9	290.8
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,709.0	4,550.0
Accumulated depreciation	(1,858.1)	(1,739.7)
Net Property, Plant and Equipment	2,850.9	2,810.3
TOTAL ASSETS	$3,559.3	$3,536.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30, 2003	December 31, 2002
LIABILITIES AND SHAREHOLDER'S EQUITY
	(Millions of Dollars)

CURRENT LIABILITIES
Short-term debt	$ 193.1	$ 90.0
Accounts payable and accrued liabilities	181.0	167.4
Capital lease obligations due within one year	15.6	15.6
Interest and taxes accrued	103.0	57.6
Other	115.9	119.5
Total Current Liabilities	608.6	450.1
DEFERRED CREDITS
Regulatory liabilities, net	-	15.9
Income taxes	603.8	589.4
Investment tax credits	21.1	22.6
Other	62.7	73.0
Total Deferred Credits	687.6	700.9

LONG-TERM LIABILITIES
Long-term debt	930.9	1,083.5
Mandatorily redeemable serial preferred stock	45.0	-
Company obligated mandatorily redeemable preferred securities of subsidiary trust which holds solely parent junior subordinated debentures	125.0	-
Capital lease obligations	115.8	118.7
Total Long-Term Liabilities	1,216.7	1,202.2

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	-	125.0

PREFERRED STOCK
Redeemable Serial Preferred Stock	35.3	35.3
Mandatorily redeemable serial preferred stock	-	47.5
Total preferred stock	35.3	82.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, issued 100 shares	-	-
Premium on stock and other capital contributions	507.6	507.6
Capital stock expense	(1.1)	(1.1)
Retained income	504.6	468.9
Total Shareholder's Equity	1,011.1	975.4

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,559.3	$3,536.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	Restated 2003	2002
	Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 100.7	$ 140.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	119.3	113.7
Rents received from finance leases under income earned	-	(25.2)
Undistributed gain from equity investments	-	(1.3)
Losses on assets	-	6.4
Gain from sale of aircraft	-	(1.3)
Changes in:
Accounts receivable	(117.9)	(78.4)
Proceeds received on note receivables from affiliate	110.4	-
Regulatory assets, net	(34.2)	90.2
Prepaid expenses	(12.5)	12.7
Accounts payable and accrued liabilities	10.9	19.0
Prepaid pension costs	56.5	3.1
Other deferred charges	(8.8)	9.9
Other assets	7.7	(5.6)
Interest and taxes accrued, including Federal income tax refund of $135.4 million in 2002	55.3	104.2
Net Cash From Operating Activities	287.4	388.2

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(167.1)	(146.9)
Proceeds from/changes in:
Purchases of leveraged leases	-	(111.6)
Sales of marketable securities, net of purchases	-	2.2
Purchases of other investments, net of sales	-	(15.4)
Net other investing activities	-	(4.8)
Net Cash Used By Investing Activities	(167.1)	(276.5)

FINANCING ACTIVITIES
Dividend to Pepco Holdings	(62.1)	(413.8)
Dividends paid on preferred and common stock	(2.9)	(66.3)
Redemption of preferred stock	(2.5)	(2.0)
Reacquisition of the Company's common stock	-	(2.2)
Issuances of long-term debt	-	34.2
Reacquisition of long-term debt	(155.0)	(128.4)
Issuances (repayment) of short-term debt, net	103.1	(24.7)
Net other financing activities	(5.1)	(2.3)
Net Cash Used By Financing Activities	(124.5)	(605.5)

Net Decrease In Cash and Cash Equivalents	(4.2)	(493.8)
Cash and Cash Equivalents at Beginning of Period	13.9	515.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 9.7	$ 21.7

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

     Effective July 1, 2003 Pepco implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in Pepco's reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" ("TOPrS")and "Mandatorily Redeemable Serial Preferred Stock" on its consolidated balance sheets to a long term liability classification. In accordance with the transition provisions of SFAS No. 150, prior period amounts were not reclassified. As discussed in Note (5) Restatement, SFAS No. 150 requires that dividends on TOPrS and Mandatorily Redeemable Serial Preferred Stock, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, be recorded as interest expense in Pepco's Consolidated Statements of Earnings for the three and nine months ended September 30, 2003.

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

     Pepco had outstanding $45 million and $47.5 million at September 30, 2003 and December 31, 2002, respectively, related to shares of $3.40 (6.80%) Series of 1992 that are subject to mandatory redemption, at par, through the operation of a sinking fund that began redeeming 50,000 shares annually, on September 1, 2002, with the remaining shares to be redeemed on September 1, 2007. There were 900,000 shares and 950,000 shares, outstanding at September 30, 2003 and December 31, 2002, respectively. The sinking fund requirements through 2006 with respect to the Redeemable Serial Preferred Stock are $2.5 million in 2004, 2005, and 2006. In the event of default with respect to cash distributions, or sinking fund or other redemption requirements relating to the mandatorily redeemable serial preferred stock, no cash distributions may be paid, nor any other distribution made, on common stock. Payments of cash distributions on all series of serial preferred or preference stock, including series that are mandatorily redeemable, must be made concurrently. If redemption had occurred at September 30, 2003, the maximum principal amount required to redeem the securities would have been the same as the amount recorded on the accompanying consolidated balance sheet.

(3) SEGMENT INFORMATION

     As a result of the merger transaction on August 1, 2002, Pepco determined that its regulated utility operations represent its only reportable segment. Segment financial information for the three and nine months ended September 30, 2003 and 2002, along with financial information for Pepco Energy Services and PCI, is as follows:

	Three Months Ended September 30, 2003 (a) (In Millions)
	Utility Segment	Pepco Energy Services	PCI	Corp. & Other	Total Pepco
Operating Revenue	$ 518.4	$ -	$ -	$ -	$ 518.4
Operating Expenses	404.3	-	-	-	404.3
Operating Income	114.1	-	-	-	114.1
Net Income	$ 56.1	$ -	$ -	$ -	$ 56.1
Total Assets at September 30, 2003	$3,559.3	$ -	$ -	$ -	$3,559.3
	Three Months Ended September 30, 2002 (a) (In Millions)
	Utility Segment	Pepco Energy Services	PCI	(b) Corp. & Other	Total Pepco
Operating Revenue	$ 516.6	$83.3	$ 8.6	$ (0.9)	$ 607.6
Operating Expenses	381.7	84.3	3.1	(0.9)	468.2
Operating Income	134.9	(1.0)	5.5	-	139.4
Net Income	$ 68.2	$ (.8)	$ 1.9	$ -	$ 69.3
Total Assets at September 30, 2002	$3,566.7	$ -	$ -	$ -	$3,566.7
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

	Nine Months Ended September 30, 2003 (a) (In Millions)
	Utility Segment	Pepco Energy Services	PCI	Corp. & Other	Total Pepco
Operating Revenue	$1,221.9	$ -	$ -	$ -	$1,221.9
Operating Expenses	989.8	-	-	-	989.8
Operating Income	232.1	-	-	-	232.1
Net Income	$ 100.7	$ -	$ -	$ -	$ 100.7

	Nine Months Ended September 30, 2002 (a) (In Millions)
	Utility Segment	Pepco Energy Services	PCI	(b) Corp. & Other	Total Pepco
Operating Revenue	$1,223.5	$401.0	$59.2	$ (6.1)	$1,677.6
Operating Expenses	954.8	401.4	26.3	(6.1)	1,376.4
Operating Income	268.7	(.4)	32.9	-	301.2
Net Income	$ 125.7	$ .2	$14.9	-	$ 140.8
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

(5) RESTATEMENT

     This Form 10-Q/A amends Pepco's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. The purpose of this amendment is to reclassify, in accordance with SFAS No. 150,"Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (see Note 2), dividends on TOPrS and Mandatorily Redeemable Serial Preferred Stock, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, as interest expense in Pepco's Consolidated Statements of Earnings for the three and nine months ended September 30, 2003. The following chart identifies the amounts impacted by the reclassification as they were previously reported and as restated.

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
Detail of Restated Amounts:	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Earnings
Interest Expense	(16.4)	(19.5)	(53.7)	(56.8)
Total Other Expenses	(16.2)	(19.3)	(55.2)	(58.3)
Distributions on Preferred Securities of Subsidiary Trust	2.3	-	6.9	4.6
Net income	56.9	56.1	101.5	100.7
Dividends on Redeemable Preferred Stock	1.2	0.4	3.7	2.9
Consolidated Statements of Comprehensive Earnings
Net income	56.9	56.1	101.5	100.7
Comprehensive earnings	56.9	56.1	101.5	100.7
Consolidated Statements of Cash Flows
Net income			101.5	100.7
Net cash from operating activities			288.2	287.4
Dividends paid on preferred and common stock			(3.7)	(2.9)
Net cash used by financing activities			(125.3)	(124.5)

THIS PAGE INTENTIONALLY LEFT BLANK.

CONECTIV CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2003	2002	Restated 2003	2002
	(Millions of Dollars)
Operating Revenue
Electric	$1,096.7	$1,051.3	$2,895.8	$2,227.8
Gain on sales of electric generating plants	-	-	-	15.8
Gas	80.6	72.6	296.5	295.0
Other services	133.2	118.4	447.9	307.2
Total Operating Revenue	1,310.5	1,242.3	3,640.2	2,845.8

Operating Expenses
Electric fuel and purchased energy	753.0	744.1	2,049.1	1,489.6
Gas purchased	96.4	56.0	372.5	224.4
Other services cost of sales	116.1	108.7	402.6	272.5
Merger-related costs	-	73.0	-	75.4
Other operation and maintenance	126.8	127.4	359.1	366.1
Impairment losses	-	4.0	110.7	4.0
Loss on sale of leveraged lease	-	2.1	-	19.7
Depreciation and amortization	64.4	48.1	178.4	146.4
Other taxes	18.1	18.1	50.0	48.9
Deferred electric service costs	(0.9)	(9.0)	0.6	(49.4)
Total Operating Expenses	1,173.9	1,172.5	3,523.0	2,597.6

Operating Income	136.6	69.8	117.2	248.2

Other Income (Expenses)
Interest and dividend income	1.2	4.0	7.6	10.5
Interest expense	(38.9)	(35.7)	(109.8)	(103.7)
Loss from equity investments	(0.6)	(0.6)	(4.2)	(4.5)
Other income	4.5	3.3	15.0	5.9
Other expenses	-	-	(1.6)	-
Total Other Expenses	(33.8)	(29.0)	(93.0)	(91.8)

Preferred Stock Dividend Requirements Of Subsidiaries	0.3	3.8	5.6	11.9

Income Tax Expense	41.5	18.3	6.8	64.2

Income Before Cumulative Effect of a Change in Accounting Principle	61.0	18.7	11.8	80.3

Cumulative Effect of a Change in Accounting Principle (net of income taxes of $4.9 million for the nine months ended September 30, 2003)	-	-	7.2	-

Income Before Extraordinary Item	61.0	18.7	19.0	80.3

Extraordinary Item (net of taxes of $4.1 million for the nine months ended September 30, 2003)	-	-	5.9	-

Net Income	$ 61.0	$ 18.7	$ 24.9	$ 80.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions of Dollars)
Net income	$ 61.0	$ 18.7	$ 24.9	$ 80.3
Other comprehensive (loss) income, net of taxes
Unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains arising during period	(24.0)	(9.0)	(18.2)	104.6
Less: reclassification adjustment for (losses) gains included in net earnings	(3.5)	-	6.8	-
Net unrealized (losses) gains on derivative instruments	(20.5)	(9.0)	(25.0)	104.6
Unrealized gains (losses) on interest rate swap agreements designated as cash flow hedges:
Unrealized holding gains (losses) arising during period	1.0	(10.6)	(6.3)	(10.6)
Less: reclassification adjustment for losses included in net earnings	(1.7)	(0.1)	(4.2)	(0.1)
Net unrealized gains (losses) on interest rate swaps	2.7	(10.5)	(2.1)	(10.5)
Unrealized gains (losses) on marketable securities:
Unrealized holding gains (losses) arising during period	1.3	(0.8)	1.6	(4.2)
Less: reclassification adjustment for gains (losses) included in net earnings	-	-	-	-
Net unrealized gains (losses) on marketable securities	1.3	(0.8)	1.6	(4.2)
Other comprehensive (loss) income, before tax	(16.5)	(20.3)	(25.5)	89.9
Income tax (benefit) expense	(7.0)	(7.7)	(10.3)	37.6
Other comprehensive (loss) income, net of tax	(9.5)	(12.6)	(15.2)	52.3
Comprehensive earnings	$ 51.5	$ 6.1	$ 9.7	$ 132.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	September 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 33.1	$ 50.5
Restricted cash	7.1	16.3
Restricted funds held by Trustee	24.6	-
Marketable securities	2.8	1.2
Accounts receivable, net of allowances of $22.3 million and $29.4 million, respectively	638.4	668.6
Fuel, materials and supplies, at average cost	115.7	123.1
Prepaid expenses and other	38.1	27.3
Total Current Assets	859.8	887.0

INVESTMENTS AND OTHER ASSETS
Goodwill	313.1	313.1
Regulatory assets, net	1,136.0	1,177.8
Prepaid pension costs	93.7	96.5
Other	177.4	173.8
Total Investments and Other Assets	1,720.2	1,761.2

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	6,096.7	5,995.4
Accumulated depreciation	(2,102.9)	(2,025.8)
Net Property, Plant and Equipment	3,993.8	3,969.6

TOTAL ASSETS	$6,573.8	$6,617.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	September 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$1,608.8	$1,404.2
Accounts payable and accrued liabilities	341.8	368.1
Capital lease obligations due within one year	0.2	0.2
Interest and taxes accrued	98.7	15.2
Derivative instruments	83.7	88.6
Other	133.8	166.8
Total Current Liabilities	2,267.0	2,043.1

DEFERRED CREDITS
Income taxes	957.7	946.4
Investment tax credits	43.8	46.3
Other postretirement benefits obligation	93.5	84.3
Other	152.5	133.6
Total Deferred Credits	1,247.5	1,210.6

LONG-TERM LIABILITIES
Long-term debt	1,659.3	1,824.3
Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures	95.0	-
Capital lease obligations	0.4	0.6
Total Long-Term Liabilities	1,754.7	1,824.9

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY COMPANY DEBENTURES	-	165.0

REDEEMABLE SERIAL PREFERRED STOCK	27.9	27.9

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
Common stock $0.01 per share par value; 1,000 shares authorized, shares outstanding - 100;	-	-
Premium on stock	1,132.5	1,130.8
Capital stock expense	(7.0)	(7.0)
Accumulated other comprehensive loss	(15.2)	-
Retained income	166.4	222.5
Total Shareholder's Equity	1,276.7	1,346.3

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$6,573.8	$6,617.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONECTIV CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2003	2002

OPERATING ACTIVITIES
Net income	$ 24.9	$ 80.3
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	(10.0)	-
Impairment loss	110.7	4.0
Depreciation and amortization	178.4	146.4
Cumulative effect of change in accounting	(12.1)	-
Net loss on energy trading contracts	50.4	3.7
Undistributed loss from equity investments	-	7.6
Gain on sales of electric generating plants	-	(15.8)
Loss on sale of leveraged leases	-	19.7
Deferred income taxes, net	22.8	(65.4)
Net change in:
Accounts receivable	47.1	(324.3)
Inventories	7.4	22.3
Derivative and energy trading contracts	(57.1)	11.3
Other post-retirement employee benefit obligation	9.2	10.5
Other deferred charges	5.4	10.7
Note receivable	-	8.3
Accounts payable	(123.3)	375.6
Accrued / prepaid taxes	60.7	135.1
Net cash from operating activities	314.5	430.0

INVESTING ACTIVITIES
Capital expenditures	(271.9)	(500.8)
Investments in partnerships	(6.6)	(2.9)
Proceeds from combustion turbine contract cancellation	52.0	-
Proceeds from sales of electric generating plants	-	10.0
Proceeds from other assets sold	-	33.1
Other investing activities, net	11.1	(2.3)
Net cash used by investing activities	(215.4)	(462.9)

FINANCING ACTIVITIES
Dividends paid on preferred and common stock	(82.0)	(76.0)
Preferred stock redeemed	(70.0)	(12.4)
Long-term debt issued	33.2	296.0
Long-term debt redeemed	(330.4)	(226.3)
Notes payable to associated companies	356.4	577.7
PHI money pool lendings	(66.1)	164.9
Net (decrease) increase in short-term debt	46.4	(643.0)
Cost of issuances and refinancings	(4.0)	(20.5)
Net cash (used by) from financing activities	(116.5)	60.4
Net change in cash and cash equivalents	(17.4)	27.5
Cash and cash equivalents at beginning of period	50.5	52.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 33.1	$ 80.4

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

     Effective July 1, 2003 Conectiv implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in Conectiv's reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" ("Trust Preferred") on its consolidated balance sheets to a long term liability classification. In accordance with the transition provisions of SFAS No. 150, prior period amounts were not reclassified. Additionally, as discussed in Note (6) Restatement, SFAS No. 150 requires that dividends on the Trust Preferred, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, be recorded as interest expense in Conectiv's Consolidated Statements of Earnings for the three and nine months ended September 30, 2003.

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

(6) RESTATEMENT

     This Form 10-Q/A amends Conectiv's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. The purpose of this amendment is to reclassify, in accordance with SFAS No. 150,"Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (see Note 2), dividends on Trust Preferred, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, as interest expense in Conectiv's Consolidated Statements of Earnings for the three and nine months ended September 30, 2003. The following chart identifies the amounts impacted by the reclassification as they were previously reported and as restated.

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
Detail of Restated Amounts:	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Earnings
Interest Expense	(37.0)	(38.9)	(107.9)	(109.8)
Total Other Expenses	(31.9)	(33.8)	(91.1)	(93.0)
Preferred Stock Dividend Requirements of Subsidiaries	2.2	0.3	7.5	5.6

THIS PAGE INTENTIONALLY LEFT BLANK.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2003	2002	Restated 2003	2002
	(Millions of Dollars)
Operating Revenue
Electric	$317.2	$318.1	$824.5	$802.6
Gas	25.6	23.3	144.3	131.4
Gain on divestiture of generation assets	-	-	-	11.6
Other services	2.8	2.7	8.6	8.5
Total Operating Revenue	345.6	344.1	977.4	954.1
Operating Expenses
Fuel and purchased energy	219.5	214.2	551.4	525.0
Gas purchased	18.3	17.1	100.7	95.6
Other services' cost of sales	2.6	2.7	8.3	7.9
Other operation and maintenance	48.1	46.1	129.8	131.4
Merger costs	-	9.7	-	9.7
Depreciation and amortization	18.0	21.2	55.4	63.1
Other taxes	9.3	9.5	27.3	26.9
Total Operating Expenses	315.8	320.5	872.9	859.6
Operating Income	29.8	23.6	104.5	94.5
Other Income (Expenses)
Interest and dividend income	-	1.3	0.9	4.2
Interest expense	(9.2)	(10.8)	(27.7)	(33.1)
Other income	0.8	0.8	2.3	2.0
Total Other Expenses	(8.4)	(8.7)	(24.5)	(26.9)

Distributions on Preferred Securities of Subsidiary Trust	-	1.4	2.9	4.3

Income Taxes	8.4	5.8	30.4	26.4

Net Income	13.0	7.7	46.7	36.9

Dividends on Redeemable Serial Preferred Stock	0.2	0.4	0.7	1.2

Earnings Available for Common Stock	$ 12.8	$ 7.3	$ 46.0	$ 35.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	September 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 12.0	$ 109.7
Accounts receivable, less allowance for uncollectible accounts of $10.9 million and $14.2 million	178.9	168.7
Fuel, materials and supplies - at average cost	30.9	25.4
Prepaid expenses and other	14.0	15.6
Total Current Assets	235.8	319.4
INVESTMENTS AND OTHER ASSETS
Goodwill	48.5	48.5
Regulatory assets, net	103.1	99.3
Prepaid pension costs	196.8	192.8
Other	18.6	17.9
Total Investments and Other Assets	367.0	358.5
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,163.7	2,120.5
Accumulated depreciation	(855.7)	(824.0)
Net Property, Plant and Equipment	1,308.0	1,296.5
TOTAL ASSETS	$1,910.8	$1,974.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	September 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$ 160.8	$ 192.0
Accounts payable and accrued liabilities	39.8	66.3
Accounts payable to associated companies	49.4	17.5
Capital lease obligations due within one year	.2	.2
Interest and taxes accrued	46.9	48.3
Other	56.8	61.8
Total Current Liabilities	353.9	386.1
DEFERRED CREDITS
Income taxes	361.4	364.3
Investment tax credits	12.9	13.6
Above-market purchased energy contracts and other electric restructuring liabilities	46.2	53.0
Other	11.8	4.7
Total Deferred Credits	432.3	435.6

LONG-TERM LIABILITIES
Long-term debt	448.2	482.6
Company obligated mandatorily redeemable preferred securities of subsidiary trust which holds solely parent junior subordinated debentures	70.0	-
Capital lease obligations	.5	.6
Total Long-Term Liabilities	518.7	483.2

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	-	70.0

REDEEMABLE SERIAL PREFERRED STOCK	21.7	21.7
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY
Common stock, $2.25 par value, authorized 1,000,000 shares - issued 1,000 shares	-	-
Premium on stock and other capital contributions	223.5	223.5
Capital stock expense	(10.0)	(10.1)
Retained income	370.7	364.4
Total Shareholder's Equity	584.2	577.8

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$1,910.8	$1,974.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	Restated 2003	2002
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 46.7	$ 36.9
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of electric generating plants	-	(11.6)
Depreciation and amortization	55.4	63.1
Deferred income taxes	(2.4)	(6.2)
Investment tax credit adjustments, net	(0.7)	(0.7)
Deferred energy supply costs	(7.7)	35.4
Changes in:
Accounts receivable	(10.1)	8.6
Inventories	(5.5)	(2.1)
Derivative and energy trading contracts	(9.8)	(10.5)
Other deferred charges	2.5	5.8
Prepaid expenses and others	(3.3)	(10.6)
Accounts payable and accrued liabilities	9.8	2.9
Interest and taxes accrued	(1.3)	58.6
Net Cash From Operating Activities	73.6	169.6
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(62.7)	(66.8)
Proceeds from sales of electric generating plants	-	10.0
Net other investing activities	0.2	0.6
Net Cash Used By Investing Activities	(62.5)	(56.2)
FINANCING ACTIVITIES
Common dividends paid	(39.6)	(47.5)
Preferred dividends paid	(0.7)	(1.2)
Long-term debt issued	33.2	46.0
Long-term debt redeemed	(152.4)	(75.5)
Issuance of short-term debt, net	53.5	-
Cost of issuances and refinancings	(2.7)	-
Principal portion of capital lease payments	(0.1)	(3.4)
Net Cash Used By Financing Activities	(108.8)	(81.6)

Net Change In Cash and Cash Equivalents	(97.7)	31.8
Cash and Cash Equivalents at Beginning of Period	109.7	174.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 12.0	$206.7

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

     Effective July 1, 2003 DPL implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in DPL's reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" ("Trust Preferred") on its consolidated balance sheets to a long term liability classification. In accordance with the transition provisions of SFAS No. 150, prior period amounts were not reclassified. Additionally, as discussed in Note (5) Restatement, SFAS No. 150 requires that dividends on the Trust Preferred, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, be recorded as interest expense in DPL's Consolidated Statements of Earnings for the three and nine months ended September 30, 2003.

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

(5) RESTATEMENT

     This Form 10-Q/A amends DPL's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. The purpose of this amendment is to reclassify, in accordance with SFAS No. 150,"Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (see Note 2), dividends on Trust Preferred, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, as interest expense in DPL's Consolidated Statements of Earnings for the three and nine months ended September 30, 2003. The following chart identifies the amounts impacted by the reclassification as they were previously reported and as restated.

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
Detail of Restated Amounts:	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Earnings
Interest Expense	(7.8)	(9.2)	(26.3)	(27.7)
Total Other Expenses	(7.0)	(8.4)	(23.1)	(24.5)
Distributions on Preferred Securities of Subsidiary Trust	1.4	-	4.3	2.9
Consolidated Statements of Cash Flows
Preferred dividends paid			(0.8)	(0.7)
Cost of issuances and refinancings			(2.6)	(2.7)

THIS PAGE INTENTIONALLY LEFT BLANK.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2003	2002	Restated 2003	2002
	(Millions of Dollars)
Operating Revenue	$410.8	$365.6	$968.5	$828.2

Operating Expenses
Fuel and purchased energy	255.8	233.4	602.1	513.1
Other operation and maintenance	54.3	56.0	158.6	176.9
Merger related costs	-	38.1	-	38.1
Depreciation and amortization	34.1	17.1	89.6	51.0
Other taxes	7.8	7.7	19.9	19.0
Deferred electric service costs	(0.9)	(9.0)	0.6	(49.4)
Total Operating Expenses	351.1	343.3	870.8	748.7
Operating Income	59.7	22.3	97.7	79.5
Other Income (Expenses)
Interest and dividend income	0.8	3.2	5.8	6.7
Interest expense	(17.4)	(12.9)	(47.1)	(40.0)
Other income	2.3	2.4	5.5	5.5
Total Other Expenses	(14.3)	(7.3)	(35.8)	(27.8)

Distributions on Preferred Securities of Subsidiary Trust	-	1.9	1.8	5.7

Income Tax Expense	18.4	3.9	23.8	17.8

Income Before Extraordinary Item	27.0	9.2	36.3	28.2

Extraordinary item (net of taxes of $4.1 million for the nine months ended September 30, 2003)	-	-	5.9	-

Net Income	27.0	9.2	42.2	28.2

Dividends on Redeemable Serial Preferred Stock	0.1	0.1	0.2	0.7

Earnings Available for Common Stock	$ 26.9	$ 9.1	$ 42.0	$ 27.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	September 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 15.1	$ 247.1
Restricted funds held by trustee	24.6	-
Accounts receivable, less allowance for uncollectible accounts of $7.6 million and $9.1 million	206.0	159.0
Fuel, materials and supplies - at average cost	23.7	30.0
Prepaid taxes and other	15.7	22.8
Total Current Assets	285.1	458.9
INVESTMENTS AND OTHER ASSETS
Regulatory assets, net	1,032.9	1,078.4
Other	26.9	34.1
Total Investments and Other Assets	1,059.8	1,112.5

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,884.3	1,836.0
Accumulated depreciation	(782.9)	(756.2)
Net Property, Plant and Equipment	1,101.4	1,079.8
TOTAL ASSETS	$2,446.3	$2,651.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	September 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$ 111.2	$ 107.2
Accounts payable and accrued liabilities	87.0	75.1
Accounts payable to associated companies	9.0	12.9
Interest and taxes accrued	51.4	16.8
Other	51.2	77.3
Total Current Liabilities	309.8	289.3
DEFERRED CREDITS
Income taxes	502.1	508.2
Investment tax credits	24.9	26.5
Pension benefit obligation	55.4	46.6
Other postretirement benefit obligation	43.6	38.9
Other	32.9	29.7
Total Deferred Credits	658.9	649.9

LONG-TERM LIABILITIES
Long-Term Debt	911.0	991.6
Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust which Holds Solely Parent Junior Subordinated Debentures	25.0	-
Total Long-Term Liabilities	936.0	991.6

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	-	95.0

REDEEMABLE SERIAL PREFERRED STOCK	6.2	6.2
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY
Common stock, $3.00 par value, authorized 25,000,000 shares, issued 18,320,937 shares	38.7	55.0
Premium on stock and other capital contributions	343.0	411.5
Capital stock expense	(0.8)	(1.2)
Retained income	154.5	153.9
Total Shareholder's Equity	535.4	619.2

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,446.3	$2,651.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2003	2002
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 42.2	$ 28.2
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	(10.0)	-
Depreciation and amortization	89.6	51.0
Deferred income taxes	(6.9)	(4.2)
Deferred energy supply costs	13.6	(23.4)
Changes in:
Accounts receivable	(71.8)	(15.9)
Inventories	6.3	7.5
Prepaid New Jersey sales and excise taxes	(16.7)	(20.2)
Accounts payable	(1.4)	37.9
Interest and taxes accrued	55.9	18.6
Derivative and energy trading contracts	(15.0)	10.0
Other deferred charges	(0.2)	0.6
Other post-retirement benefit obligation	4.7	0.4
Accrued pension and employee benefits	8.8	10.1
Net Cash From Operating Activities	99.1	100.6
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(56.8)	(68.4)
Sale of assets	-	7.4
Other investing activities	-	(1.8)
Net Cash Used By Investing Activities	(56.8)	(62.8)
FINANCING ACTIVITIES
Common stock repurchased	(84.5)	-
Common dividends paid	(41.5)	(27.6)
Preferred dividends paid	(0.2)	(0.7)
Redemption of preferred stock	(70.0)	(12.5)
Long-term debt redeemed	(128.0)	(50.0)
Net change in short-term debt	51.4	72.3
Costs of issuances and refinancings	(1.5)	-
Other financing activities, net	-	(1.1)
Net Cash Used By Financing Activities	(274.3)	(19.6)

Net Change In Cash and Cash Equivalents	(232.0)	18.2
Cash and Cash Equivalents at Beginning of Period	247.1	14.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 15.1	$ 32.5

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

     Effective July 1, 2003 ACE implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in ACE's reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" ("Trust Preferred") on its consolidated balance sheets to a long term liability classification. In accordance with the transition provisions of SFAS No. 150, prior period amounts were not reclassified. Additionally, as discussed in Note (4) Restatement, SFAS No. 150 requires that dividends on Trust Preferred, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, be recorded as interest expense in ACE's Consolidated Statements of Earnings for the three and nine months ended September 30, 2003.

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

(4) RESTATEMENT

     This Form 10-Q/A amends ACE's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. The purpose of this amendment is to reclassify, in accordance with SFAS No. 150,"Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (see Note 2), dividends on Trust Preferred, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, as interest expense in ACE's Consolidated Statements of Earnings for the three and nine months ended September 30, 2003. The following chart identifies the amounts impacted by the reclassification as they were previously reported and as restated.

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
Detail of Restated Amounts:	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Earnings
Interest Expense	(16.9)	(17.4)	(46.6)	(47.1)
Total Other Expenses	(13.8)	(14.3)	(35.3)	(35.8)
Distributions on Preferred Securities of Subsidiary Trust	0.5	-	2.3	1.8

THIS PAGE INTENTIONALLY LEFT BLANK.

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC. STATEMENTS OF EARNINGS AND MEMBER'S EQUITY (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions of Dollars)
Operating Revenue
Utility	$13.5	-	$35.1	-
Operating Expenses
Amortization of bondable transition property	8.3	-	19.4	-
Interest expense	5.1	-	15.3	-
Servicing and administrative expenses	0.1	-	0.4	-
Total Operating Expenses	13.5	-	35.1	-
Operating Income	-	-	-	-

Income Tax Expense	-	-	-	-

Net Income	$ -	-	$ -	-

Member's equity, beginning of period	$ 2.2	-	$ 2.2	-

Net Income	-	-	-	-

Member's equity, end of period	$ 2.2	-	$ 2.2	-

The accompanying Notes are an integral part of these Financial Statements.

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC. BALANCE SHEETS (Unaudited)
ASSETS	September 30, 2003	December 31, 2002
	(Millions of Dollars)
CURRENT ASSETS
Restricted funds held by trustee	$ 24.6	$ -
Transition bond charge receivable for Servicer	19.9	12.7
Total Current Assets	44.5	12.7
OTHER ASSETS
Bondable transition property, net	403.9	420.8
Deferred financing costs	6.9	6.9
Other	2.2	2.2
Total Other Assets	413.0	429.9
TOTAL ASSETS	$457.5	$442.6

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Interest accrued	$ 15.5	$ .7
Short term debt	28.2	14.4
Total Current Liabilities	43.7	15.1
LONG-TERM DEBT	411.6	425.3
MEMBER'S EQUITY	2.2	2.2
TOTAL LIABILITIES AND MEMBER'S EQUITY	$457.5	$442.6

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

PEPCO HOLDINGS
Restatement

     This Form 10-Q/A amends Pepco Holdings Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. The purpose of this amendment is to reclassify, in accordance with SFAS No. 150, dividends on TOPrS and Mandatorily Redeemable Serial Preferred Stock, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, as interest expense in the Pepco Holdings Consolidated Statements of Earnings for the three and nine months ended September 30, 2003.

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

     Effective July 1, 2003 Pepco Holdings implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in Pepco Holdings' reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" ("TOPrS") and "Mandatorily Redeemable Serial Preferred Stock" on its consolidated balance sheets to a long term liability classification. In accordance with the transition provisions of SFAS No. 150, prior period amounts were not reclassified. Additionally, SFAS No. 150 requires that dividends on TOPrS and Mandatorily Redeemable Serial Preferred Stock, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, be recorded as interest expense in Pepco Holdings Consolidated Statements of Earnings for the three and nine months ended September 30, 2003.

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

OTHER INCOME (EXPENSES)
Results for Three Months Ended September 30, 2003 Compared to September 30, 2002

     Total consolidated other (expenses), which primarily consist of dividend and interest income and interest expense, for the three months ended September 30, 2003, were $(89.1) million compared to $(62.2) million for 2002. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$(16.6)	$(17.6)	$ 1.0
Conectiv Power Delivery	(22.7)	(18.6)	(4.1)
Conectiv Energy	(6.2)	(1.1)	(5.1)
Pepco Energy Services	.5	(.1)	.6
Other Non-Regulated	(15.8)	(9.4)	(6.4)
Corporate and Other	(28.3)	(15.4)	(12.9)
Total	$(89.1)	$(62.2)

     The decrease in Pepco's other expense during the 2003 quarter primarily resulted from a $2.4 million increase in interest and dividend income. Additionally, the 2003 quarter includes $3.1 million of distributions on mandatorily redeemable securities that in accordance with SFAS No. 150 were reclassified to interest expense.

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
Results for Nine Months Ended September 30, 2003 Compared to September 30, 2002

     Total consolidated other (expenses), which primarily consist of interest income and interest expense, for the nine months ended September 30, 2003, were $(244.4) million compared to $(115.1) million for 2002. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$(49.8)	$ (52.1)	$ 2.3
Conectiv Power Delivery	(60.3)	(18.6)	(41.7)
Conectiv Energy	(14.5)	(1.1)	(13.4)
Pepco Energy Services	3.8	(.1)	3.9
Other Non-Regulated	(40.4)	(27.8)	(12.6)
Corporate and Other	(83.2)	(15.4)	(67.8)
Total	$(244.4)	$(115.1)

     The decrease in Pepco's other expenses during the 2003 nine month period primarily resulted from a $6.2 million decrease in interest expense due to lower debt outstanding, partially offset by a $3.1 million increase in interest expense due to distributions on mandatorily redeemable serial preferred securities that in accordance with SFAS No. 150 were reclassified to interest expense.

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

CAPITAL RESOURCES AND LIQUIDITY
Sources of Liquidity

     Pepco Holdings and its subsidiaries rely on access to bank and capital markets as the primary sources of liquidity not satisfied by cash provided by its subsidiaries' operations. The ability of Pepco Holdings and its subsidiaries to borrow funds or issue securities, and the associated financing costs, are affected by the credit ratings of the issuing company. Due to $485.3 million of cash provided by operating activities, $228.3 million of cash used by investing activities, and $140.4 million of cash used by financing activities, cash and cash equivalents increased by $116.6 million during the nine months ended September 30, 2003 to $199.1 million. At December 31, 2002, cash and cash equivalents were $82.5 million.

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

Restatement

     This Form 10-Q/A amends Pepco's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. The purpose of this amendment is to reclassify, in accordance with SFAS No. 150, dividends on TOPrS and Mandatorily Redeemable Serial Preferred Stock, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, as interest expense in Pepco's Consolidated Statements of Earnings for the three and nine months ended September 30, 2003.

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

     Effective July 1, 2003 Pepco implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in Pepco's reclassification of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" ("TOPrS")and "Mandatorily Redeemable Serial Preferred Stock" on its consolidated balance sheets to a long term liability classification. In accordance with the transition provisions of SFAS No.150, prior period amounts were not reclassified. Additionally, SFAS No. 150 requires that dividends on TOPrS and Mandatorily Redeemable Serial Preferred Stock, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, be recorded as interest expense in Pepco's Consolidated Statements of Earnings for the three and nine months ended September 30, 2003.

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

OTHER INCOME (EXPENSES)
Results for Three Months Ended September 30, 2003 Compared to September 30, 2002

     Total other income (expenses), which primarily consists of interest income and interest expense, for the three months ended September 30, 2003, was $(19.3) million compared to $(21.4) million for 2002.

	2003	2002	Change
Pepco	$(19.3)	$(17.6)	$(1.7)
Pepco Energy Services	-	.1	(.1)
PCI	-	(3.9)	3.9
Total	$(19.3)	$(21.4)

     The increase in Pepco's other expense during the 2003 quarter primarily results from $1.2 million in lower interest income and $.3 million higher interest expense. The increase in interest expense results from $3.1 million in distributions on mandatorily redeemable preferred securities that in accordance with SFAS No. 150 were reclassified to interest expense, partially offset by $2.8 million in lower interest expense due to lower debt outstanding.

     Pepco Energy Services and PCI's operating results during this 2003 period were not recorded by Pepco as in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings in connection with the Conectiv merger.

Results for Nine Months Ended September 30, 2003 Compared to September 30, 2002
Total other income (expenses), which primarily consists of interest income and interest expense, for the nine months ended September 30, 2003, was $(58.3) million compared to $(70.9) million for 2002.
	2003	2002	Change
Pepco	$(58.3)	$(52.1)	$(6.2)
Pepco Energy Services	-	1.0	(1.0)
PCI	-	(19.8)	19.8
Total	$(58.3)	$(70.9)

     The increase in Pepco's other (expenses) during 2003 resulted from $3.1 million in distributions on mandatorily redeemable preferred securities that in accordance with SFAS No. 150 were reclassified to interest expense. Additionally, the increase resulted from the fact that revenue during the 2003 quarter is lower due to a D.C. street lighting contract that Pepco had in 2002 but not in 2003.

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

CAPITAL RESOURCES AND LIQUIDITY
Sources of Liquidity

     Pepco relies on access to the bank and capital markets as the primary source of liquidity not satisfied by cash provided by its operations. The ability of Pepco to borrow funds or issue securities, and the associated financing costs, are affected by its credit ratings. Due to $287.4 million of cash provided by operating activities, $167.1 million of cash used by investing activities, and $124.5 million of cash used by financing activities, cash and cash equivalents decreased by $4.2 million during the nine months ended September 30, 2003 to $9.7 million. At December 31, 2002, cash and cash equivalents were $13.9 million.

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

RESTATEMENT

     This Form 10-Q/A amends Conectiv's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. The purpose of this amendment is to reclassify, in accordance with SFAS No. 150, dividends on the Trust Preferred, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, as interest expense in Conectiv's Consolidated Statements of Earnings for the three and nine months ended September 30, 2003.

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

Other Income (Expenses)

     Other Income (Expenses) increased by $1.2 million to $93.0 million for the nine months ended September 30, 2003 from $91.8 million for the nine months ended September 30, 2002. This increase primarily resulted from a $1.9 million increase in interest expense due to distributions on mandatorily redeemable preferred securities that in accordance with SFAS No. 150 were reclassified to interest expense. Other items that impacted the increase were a gain of $3.9 million from the sale of Conectiv Operating Services Company, a $1.5 million distribution from Burney Forest Products, partially offset by decreased capitalization of interest expense of $4.3 million due to lower levels of construction work-in-progress.

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
RESTATEMENT

     This Form 10-Q/A amends DPL's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. The purpose of this amendment is to reclassify, in accordance with SFAS No. 150, dividends on the Trust Preferred, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, as interest expense in DPL's Consolidated Statements of Earnings for the three and nine months ended September 30, 2003.

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

Other Income (Expenses)

     Other expenses decreased by $2.4 million to a net expense of $24.5 million for the nine months ended September 30, 2003, from a net expense of $26.9 million for the nine months ended September 30, 2002 primarily due to the following: (i) $6.8 million decrease in interest charges can be attributed to the reduction in long term debt from prior year, (ii) a $2.9 million decrease in money pool interest income, and (iii) a $1.4 million increase in interest expense due to distributions on mandatorily redeemable preferred securities that in accordance with SFAS No. 150 were reclassified to interest expense.

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
RESTATEMENT

     This Form 10-Q/A amends ACE's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. The purpose of this amendment is to reclassify, in accordance with SFAS No. 150, dividends on the Trust Preferred, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, as interest expense in ACE's Consolidated Statements of Earnings for the three and nine months ended September 30, 2003.

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

Other Income (Expenses)

     Other expenses increased by $8.0 million to a net expense of $35.8 million for the nine months ended September 30, 2003, from a net expense of $27.8 million for the nine months ended September 30, 2002. This increase is primarily due to higher interest expense of $6.6 million due to increased amounts of outstanding long and short term debt. Additionally, there was a $.5 million increase in interest expense due to distributions on mandatorily redeemable preferred securities that in accordance with SFAS No. 150 were reclassified to interest expense.

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

Exhibit No.	Registrant(s)	Description of Exhibit	Reference
10.1	PHI	Amendment No. 1 to Employment Agreement of John M. Derrick, Jr.	Filed herewith.
12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.
12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.
12.3	Conectiv	Statements Re: Computation of Ratios	Filed herewith.
12.4	DPL	Statements Re: Computation of Ratios	Filed herewith.
12.5	ACE	Statements Re: Computation of Ratios	Filed herewith.
15	PHI	Independent Accountants' Awareness Letter	Filed herewith.
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.5	Conectiv	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.6	Conectiv	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.7	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.8	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.9	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.10	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.11	ACEF	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.12	ACEF	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.3	Conectiv	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.4	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.5	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.6	ACEF	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

Exhibit 12.1 Statements Re. Computation of Ratios

PEPCO HOLDINGS
	Nine Months Ended	For the Year Ended December 31,
	September 30, 2003	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)
Income before extraordinary item	$169.6	$210.5	$192.3	$369.1	$256.7	$234.8

Income tax expense	99.9	124.1	83.5	341.2	114.5	122.3

Fixed charges:
Interest on long-term debt including distributions on mandatorily redeemable preferred securities subsequent to SFAS No. 150 implementation, amortization of discount, premium and expense	286.3	224.5	157.2	221.5	200.5	209.5
Other interest	16.7	21.0	23.8	23.6	23.8	24.0
Preferred dividend requirements of subsidiaries	13.1	20.6	14.2	14.7	17.1	17.1
Total fixed charges	316.1	266.1	195.2	259.8	241.4	250.6

Nonutility capitalized interest	(9.0)	(9.9)	(2.7)	(3.9)	(1.8)	(.6)

Income before extraordinary item, income tax (benefit) expense, and fixed charges	$576.6	$590.8	$468.3	$966.2	$610.8	$607.1

Total fixed charges, shown above	316.1	266.1	195.2	259.8	241.4	250.6
Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	1.59	1.59	1.43	1.92	1.45	1.52

Fixed charges for ratio computation	$317.7	$267.7	$196.6	$261.7	$242.8	$252.1

Ratio of earnings to fixed charges and preferred dividends	1.82	2.21	2.38	3.69	2.52	2.41

Exhibit 12.2 Statements Re. Computation of Ratios
PEPCO
	Nine Months Ended	For the Year Ended December 31,
	September 30, 2003	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)
Net income	$100.7	$141.2	$192.3	$369.1	$256.7	$234.8

Income tax expense	68.5	79.9	83.5	341.2	114.5	122.3

Fixed charges:
Interest on long-term debt including distributions on mandatorily redeemable preferred securities subsequent to SFAS No. 150 implementation, amortization of discount, premium and expense	58.9	109.5	157.2	221.5	200.5	209.5
Other interest	12.6	17.3	23.8	23.6	23.8	24.0
Preferred dividend requirements of a subsidiary trust	4.6	9.2	9.2	9.2	9.2	5.7
Total fixed charges	76.1	136.0	190.2	254.3	233.5	239.2

Nonutility capitalized interest	-	(.2)	(2.7)	(3.9)	(1.8)	(.6)

Income before extraordinary item, income tax expense, and fixed charges	$245.3	$356.9	$463.3	$960.7	$602.9	$595.7

Ratio of earnings to fixed charges	3.22	2.62	2.44	3.78	2.58	2.49

Total fixed charges, shown above	76.1	136.0	190.2	254.3	233.5	239.2

Preferred dividend requirements, excluding mandatorily redeemable preferred securities subsequent to SFAS No. 150 implementation, adjusted to a pre-tax amount	4.9	7.8	7.2	10.6	11.4	17.3

Total Fixed Charges and Preferred Dividends	$ 81.0	$143.8	$197.4	$264.9	$244.9	$256.5

Ratio of earnings to fixed charges and preferred dividends	3.03	2.48	2.35	3.63	2.46	2.32

Exhibit 12.3 Statements Re. Computation of Ratios
CONECTIV
	Nine Months Ended	For the Year Ended December 31,
	September 30, 2003	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)
Income before the cumulative effect of a change in accounting principle and extraordinary item	$ 11.8	$ 90.8	$374.7	$203.8	$143.5	$170.9

Income tax expense	6.8	70.6	251.6	151.3	123.1	117.9

Fixed charges:
Interest on long-term debt including distributions on mandatorily redeemable preferred securities subsequent to SFAS No. 150 implementation, amortization of discount, premium and expense	93.7	121.6	147.1	166.3	149.7	133.8
Other interest	14.7	32.2	54.2	60.8	37.7	26.2
Preferred dividend requirements of subsidiaries	5.6	15.8	18.7	20.4	20.0	17.9
Total fixed charges	114.0	169.6	220.0	247.5	207.4	177.9

Nonutility capitalized interest	(7.2)	(15.8)	(15.1)	(9.3)	(3.3)	(1.4)

Undistributed earnings of equity method investees	-	-	-	(4.5)	-	-

(Loss) Income before extraordinary item, income tax (benefit) expense, and fixed charges	$125.4	$315.2	$831.2	$588.8	$470.7	$465.3

Total fixed charges, shown above	$114.0	$169.6	$220.0	$247.5	$207.4	$177.9
Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	0.6	1.9	3.6	5.3	6.1	4.9

Fixed charges for ratio computation	$114.6	$171.5	$223.6	$252.8	$213.5	$182.8

Ratio of (loss) earnings to fixed charges and preferred dividends	1.09	1.84	3.72	2.33	2.20	2.55

Exhibit 12.4 Statements Re. Computation of Ratios
DELMARVA POWER & LIGHT COMPANY
	Nine Months Ended	For the Year Ended December 31,
	September 30, 2003	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)
Net income	$ 46.7	$ 49.7	$200.6	$141.8	$142.2	$112.4

Income tax expense	30.4	33.7	139.9	81.5	95.3	72.3

Fixed charges:
Interest on long-term debt including distributions on mandatorily redeemable preferred securities subsequent to SFAS No. 150 implementation, amortization of discount, premium and expense	27.7	42.6	68.5	77.1	77.8	81.1
Other interest	2.0	3.6	3.4	7.5	6.1	9.3
Preferred dividend requirements of a subsidiary trust	2.9	5.7	5.7	5.7	5.7	5.7
Total fixed charges	32.6	51.9	77.6	90.3	89.6	96.1

Nonutility capitalized interest	-	-	-	-	-	-

Income before extraordinary item, income tax expense, and fixed charges	$109.7	$135.3	$418.1	$313.6	$327.1	$280.8

Ratio of earnings to fixed charges	3.37	2.61	5.39	3.47	3.65	2.92

Total fixed charges, shown above	$ 32.6	$ 51.9	$ 77.6	$ 90.3	$ 89.6	$ 96.1

Preferred dividend requirements, adjusted to a pre-tax amount	1.3	2.9	6.3	7.7	7.4	7.2

Total fixed charges and preferred dividends	$ 33.9	$ 54.8	$ 83.9	$ 98.0	$ 97.0	$103.3

Ratio of earnings to fixed charges and preferred dividends	3.24	2.47	4.98	3.20	3.37	2.72

Exhibit 12.5 Statements Re. Computation of Ratios
ATLANTIC CITY ELECTRIC COMPANY
	Nine Months Ended	For the Year Ended December 31,
	September 30, 2003	2002	2001	2000	1999	1998
	(Dollar Amounts in Millions)
Income before extraordinary item	$ 36.3	$ 28.2	$ 75.5	$ 54.4	$ 63.9	$ 30.3

Income tax expense	23.8	16.3	46.7	36.7	49.3	18.2

Fixed charges:
Interest on long-term debt including distributions on mandatorily redeemable preferred securities subsequent to SFAS No. 150 implementation, amortization of discount, premium and expense	47.1	53.1	62.2	76.2	60.6	63.9
Other interest	1.9	2.4	3.3	4.5	3.8	3.4
Preferred dividend requirements of subsidiary trusts	1.8	7.6	7.6	7.6	7.6	6.1
Total fixed charges	50.8	63.1	73.1	88.3	72.0	73.4

Income before extraordinary item, income tax expense and fixed charges	$110.9	$107.6	$195.3	$179.4	$185.2	$121.9

Ratio of earnings to fixed charges	2.18	1.71	2.67	2.03	2.57	1.66

Total fixed charges, shown above	$ 50.8	$ 63.1	$ 73.1	$ 88.3	$ 72.0	$ 73.4

Preferred dividend requirements adjusted to a pre-tax amount	0.3	1.1	2.7	3.6	3.8	5.3

Total fixed charges and preferred dividends	$ 51.1	$ 64.2	$ 75.8	$ 91.9	$ 75.8	$ 78.7

Ratio of earnings to fixed charges and preferred dividends	2.17	1.68	2.58	1.95	2.44	1.55

Exhibit 15
November 18, 2003
Securities and Exchange Commission 450 Fifth Street, N.W. Washington, DC 20549
Commissioners:

We are aware that our report dated November 13, 2003, except as to Note 7, which is as of November 18, 2003 on our review of interim financial information of Pepco Holdings, Inc. (the "Company") for the three-month and nine-month periods ended September 30, 2003 and 2002 and included in the Company's quarterly report on Form 10-Q/A for the quarter ended September 30, 2003 is incorporated by reference in the Prospectus constituting parts of the Registration Statements on Forms S-8 (Numbers 333-96673, 333-96675 and 333-96687) and on Form S-3 (Numbers 333-89938, 333-100478 and 333-104350).

Very truly yours,
/s/ PRICEWATERHOUSECOOPERS LLP

Exhibit 31.1
CERTIFICATION
I, Dennis R. Wraase, Chief Executive Officer of Pepco Holdings, Inc., certify that:
1.	I have reviewed this report on Form 10-Q/A of Pepco Holdings, Inc.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 18, 2003		/s/ D. R. WRAASE Dennis R. Wraase Chief Executive Officer
Exhibit 31.2
CERTIFICATION
I, Andrew W. Williams, Chief Financial Officer of Pepco Holdings, Inc., certify that:
1.	I have reviewed this report on Form 10-Q/A of Pepco Holdings, Inc.
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 18, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer
Exhibit 31.3
CERTIFICATION
I, Dennis R. Wraase, Chief Executive Officer of Potomac Electric Power Company, certify that:
1.	I have reviewed this report on Form 10-Q/A of Potomac Electric Power Company.
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 18, 2003	/s/ D. R. WRAASE Dennis R. Wraase Chief Executive Officer
Exhibit 31.4
CERTIFICATION
I, Andrew W. Williams, Chief Financial Officer of Potomac Electric Power Company, certify that:
1.		I have reviewed this report on Form 10-Q/A of Potomac Electric Power Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 18, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

Exhibit 31.5
CERTIFICATION
I, Dennis R. Wraase, Chief Executive Officer of Conectiv, certify that:
1.		I have reviewed this report on Form 10-Q/A of Conectiv.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 18, 2003		/s/ DENNIS R. WRAASE Dennis R. Wraase Chief Executive Officer
Exhibit 31.6
CERTIFICATION
I, Andrew W. Williams, Chief Financial Officer of Conectiv, certify that:
1.		I have reviewed this report on Form 10-Q/A of Conectiv.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 18, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

Exhibit 31.7
CERTIFICATION
I, Thomas S. Shaw, Chief Executive Officer of Delmarva Power & Light Company, certify that:
1.		I have reviewed this report on Form 10-Q/A of Delmarva Power & Light Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 18, 2003		/s/ T. S. SHAW Thomas S. Shaw Chief Executive Officer

Exhibit 31.8
CERTIFICATION
I, Andrew W. Williams, Chief Financial Officer of Delmarva Power & Light Company, certify that:
1.		I have reviewed this report on Form 10-Q/A of Delmarva Power & Light Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 18, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer
Exhibit 31.9
CERTIFICATION
I, Joseph M. Rigby, Chief Executive Officer of Atlantic City Electric Company, certify that:
1.		I have reviewed this report on Form 10-Q/A of Atlantic City Electric Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 18, 2003		/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Executive Officer
Exhibit 31.10
CERTIFICATION
I, Andrew W. Williams, Chief Financial Officer of Atlantic City Electric Company, certify that:
1.		I have reviewed this report on Form 10-Q/A of Atlantic City Electric Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 18, 2003		/s/ A. W. WILLIAMS Andrew W. Williams Chief Financial Officer

Exhibit 31.11
CERTIFICATION
I, Thomas S. Shaw, Chairman of Atlantic City Electric Transition Funding LLC, certify that:
1.		I have reviewed quarterly report on Form 10-Q of Atlantic City Electric Transition Funding LLC.
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
Exhibit 32.1
Certificate of Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Pepco Holdings, Inc., certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q/A of Pepco Holdings, Inc. for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pepco Holdings, Inc.

November 18, 2003	/s/ D. R. WRAASE Dennis R. Wraase Chief Executive Officer
November 18, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Pepco Holdings, Inc. and will be retained by Pepco Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2
Certificate of Chief Executive Officer and Chief Financial Officer of Potomac Electric Power Company (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Potomac Electric Power Company, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q/A of Potomac Electric Power Company for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Potomac Electric Power Company.

November 18, 2003	/s/ D. R. WRAASE Dennis R. Wraase Chief Executive Officer
November 18, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Potomac Electric Power Company and will be retained by Potomac Electric Power Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.3
Certificate of Chief Executive Officer and Chief Financial Officer of Conectiv (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Conectiv, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q/A of Conectiv for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Conectiv.

November 18, 2003	/s/ DENNIS R. WRAASE Dennis R. Wraase Chief Executive Officer
November 18, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Conectiv and will be retained by Conectiv and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.4
Certificate of Chief Executive Officer and Chief Financial Officer of Delmarva Power & Light Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Delmarva Power & Light Company, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q/A of Delmarva Power & Light Company for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Delmarva Power & Light Company.

November 18, 2003	/s/ T. S. SHAW Thomas S. Shaw Chief Executive Officer
November 18, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

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

Exhibit 32.5
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (pursuant to 18 U.S.C. Section 1350)

     I, Joseph M. Rigby, Chief Executive Officer, and I, Andrew W. Williams, Chief Financial Officer, of Atlantic City Electric Company, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q/A of Atlantic City Electric Company for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

November 18, 2003	/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Executive Officer
November 18, 2003	/s/ A. W. WILLIAMS Andrew W. Williams Chief Financial Officer

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

November 18, 2003	PEPCO HOLDINGS, INC. POTOMAC ELECTRIC POWER COMPANY CONECTIV DELMARVA POWER & LIGHT COMPANY (Registrants) By /s/ A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer
November 18, 2003	ATLANTIC CITY ELECTRIC COMPANY (Registrant) By /s/ A. W. WILLIAMS Andrew W. Williams Chief Financial Officer
November 13, 2003	ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC (Registrant) By JAMES P. LAVIN * James P. Lavin Chief Financial Officer
*As filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, which was filed on November 13, 2003.

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
10.1	PHI	Amendment No. 1 to Employment Agreement of John M. Derrick, Jr.
12.1	PHI	Statements Re: Computation of Ratios
12.2	Pepco	Statements Re: Computation of Ratios
12.3	Conectiv	Statements Re: Computation of Ratios
12.4	DPL	Statements Re: Computation of Ratios
12.5	ACE	Statements Re: Computation of Ratios
15	PHI	Independent Accountants' Awareness Letter
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.5	Conectiv	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.6	Conectiv	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.7	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.8	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.9	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.10	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.11	ACEF	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.12	ACEF	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

INDEX TO EXHIBITS FURNISHED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	Conectiv	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.4	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.5	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.6	ACEF	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350