Form 10-K
period 2003-12-31
PEPCO HOLDINGS INC
filed 2004-03-12
CIK 1135971

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
Commission File Number	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone Number	I.R.S. Employer Identification Number
001-31403	PEPCO HOLDINGS, INC. (Pepco Holdings or PHI), a Delaware corporation 701 Ninth Street, N.W. Washington, D.C. 20068 Telephone: (202)872-2000	52-2297449
001-01072	POTOMAC ELECTRIC POWER COMPANY (Pepco), a District of Columbia and Virginia corporation 701 Ninth Street, N.W. Washington, D.C. 20068 Telephone: (202)872-2000	53-0127880
001-01405	DELMARVA POWER & LIGHT COMPANY (DPL), a Delaware and Virginia corporation 800 King Street, P.O. Box 231 Wilmington, Delaware 19899 Telephone: (202)872-2000	51-0084283
001-03559	ATLANTIC CITY ELECTRIC COMPANY (ACE), a New Jersey corporation 800 King Street, P.O. Box 231 Wilmington, Delaware 19899 Telephone: (202)872-2000	21-0398280
Continued _______________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Pepco Holdings	Common Stock, $.01 par value	New York Stock Exchange
DPL	Guarantee by DPL of the 8.125% Cumulative Trust Preferred Capital Securities of Delaware Power Financing I	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Pepco	Serial Preferred Stock, $50 par value

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
None of Pepco, DPL, and ACE is an accelerated filer.

     DPL and ACE meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with reduced disclosure format specified in General Instruction I(2) of Form 10-K.

______________________________________________________________________________
Registrant	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at June 30, 2003	Number of Shares of Common Stock of the Registrant Outstanding at March 1, 2004
Pepco Holdings	$3.3 billion	171,834,528 ($.01 par value)
Pepco	None (a)	100 ($.01 par value)
DPL	None (b)	1,000 ($2.25 par value)
ACE	None (b)	12,886,853 ($3 par value)
(a)	All voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv, a wholly owned subsidiary of Pepco Holdings.

     THIS COMBINED FORM 10-K IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL, AND ACE. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Pepco Holdings, Inc. definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about April 1, 2004 are incorporated by reference into Part III of this report.

_______________________________________________________________________________
1030:
GLOSSARY OF TERMS
Term	Definition
ABO	Accumulated benefit obligation
Accounting hedges	Derivatives designated as cash flow hedges
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
Act	FASB Staff Position (FSP) - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
ADITC	accumulated deferred investment tax credits
AFUDC	Allowance for Funds Used During Construction
Agreement and Plan of Merger	Agreement and Plan of Merger, dated as of February 9, 2001, among PHI, Pepco and Conectiv
Ancillary services	Generally, electricity generation reserves and reliability services
APB	Accounting Principles Board Opinion
APB No. 18	Accounting Principles Board Opinion No. 18, entitled "The Equity Method of Accounting for Investments in Common Stock"
APBO	Accumulated Post-retirement Benefit Obligation
Asset Purchase and Sale Agreement	Asset Purchase and Sale Agreement, dated as of June 7, 2000 and subsequently amended, between Pepco and Mirant (formerly Southern Energy, Inc.) relating to the sale of Pepco's generation assets
Bankruptcy Court	Bankruptcy Court for the Northern District of Texas
BAT	Best available technology
BGS	Basis generation service (the supply of energy to customers who have not chosen a competitive supplier)
BPU Financing Orders	Bondable stranded costs rate orders issued by the NJBPU
BROS	Bridgeport Rental and Oil Services
BTP	Bondable Transition Property
CAA	Federal Clean Air Act
CBI	Conectiv Bethlehem, LLC
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CESI	Conectiv Energy Supply, Inc.
Circuit Court	U.S. Court of Appeals for the Fifth Circuit
Competitive Energy Business	Consists of the business operations of Conectiv Energy and Pepco Energy Services
Conectiv	A wholly owned subsidiary of PHI which is a PUHCA holding company and the parent of DPL and ACE
Conectiv Energy	Conectiv Energy Holding Company and its subsidiaries
Conectiv Power Delivery	The tradename under which DPL and ACE conduct their power delivery operations
COPCO	Conowingo Power Company
Creditors Committee	The Official Committee of Unsecured Creditors of Mirant Corporation
CRMC	PHI's Corporate Risk Management Committee
CTs	Combustion turbines
CWA	Federal Clean Water Act
DCPSC	District of Columbia Public Service Commission
Debentures	Junior Subordinated Debentures
Delivery revenue	Revenue Pepco receives for delivering energy to its customers
DER	Discrete Emission Reduction Credits
District Court	U.S. District Court for the Northern District of Texas
i _______________________________________________________________________________
Term	Definition
DNREC	Delaware Department of Natural Resources and Environmental Control
DPL	Delmarva Power & Light Company
DPSC	Delaware Public Service Commission
DRP	PHI's Shareholder Dividend Reinvestment Plan
EDECA	New Jersey Electric Discount and Energy Competition Act
EDIT	Excess Deferred Income Taxes
EITF	Emerging Issues Task Force
EPA	U.S. Environmental Protection Agency
ERISA	Employment Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FASB No. 5	Financial Accounting Standards Board Statement No. 5, entitled "Accounting for Contingencies"
FASB No. 132	Financial Accounting Standards Board Statement No. 132, entitled "Employees Disclosures About Pensions and Other Post-retirement Benefits"
FASB No. 143	Financial Accounting Standards Board Statement No. 143, entitled "Accounting for Asset Retirement Obligations"
FERC	Federal Energy Regulatory Commission
FIN 45	FASB Interpretation No. 45, entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"
FIN 46	FASB Interpretation No. 46, entitled "Consolidation of Variable Interest Entities"
Financing Order	Financing Order of the SEC under PUHCA dated July 31, 2002 with respect to PHI and its subsidiaries
FirstEnergy	FirstEnergy Corp., formerly Ohio Edison
FirstEnergy PPA	PPAs between Pepco and FirstEnergy Corp. and Allegheny Energy, Inc.
GCR	Gas Cost Recovery
GPC	Generation Procurement Credit
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ITC	Investment Tax Credit
LEAC Liability	ACE's $59.3 million deferred energy cost liability existing as of July 31, 1999 related to ACE's Levelized Energy Adjustment Clause and ACE's Demand Side Management Programs
LOB	Line of business
LTIP	Pepco Holdings' Long-Term Incentive Plan
MACT	Maximum Achievable Control Technology
Mcf	One thousand cubic feet
Mirant	Mirant Corporation and certain of its subsidiaries
Mirant Parties	Mirant Corporation and its affiliate Mirant Americas Energy Marketing, LP
Mirant Pre-Petition Obligations	Unpaid obligations of Mirant to Pepco existing at the time of filing of Mirant's bankruptcy petition consisting primarily of payments due Pepco in respect of the PPA-Related Obligations
Moody's	Moody's Investor Service
MPSC	Maryland Public Service Commission
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NJPDES	New Jersey Pollutant Discharge Elimination System
ii _______________________________________________________________________________
Term	Definition
Normalization provisions

Sections of the Internal Revenue Code and related regulations that dictate how excess deferred income taxes resulting from the corporate income tax rate reduction enacted by the Tax Reform Act of 1986and accumulated deferred investment tax credits should be treated for ratemaking purposes

NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NSR	New Source Review
OCI	Other Comprehensive Income
O&M	Operating and maintenance expenses
Panda	Panda-Brandywine, L.P.
Panda PPA	PPA between Pepco and Panda
PARS	Performance Accelerated Restricted Stock
PBO	Projected benefit obligations
PCI	Potomac Capital Investment Corporation and its subsidiaries
PEI	Pepco Enterprises, Inc.
Pepco	Potomac Electric Power Company
Pepco's pre-merger subsidiaries	PCI and Pepco Energy Services
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
Pepco Holdings or PHI	Pepco Holdings, Inc.
Pepco TPA Claim	Pepco's $105 million allowed, pre-petition general unsecured claim against each of the Mirant Parties
Pepcom	Pepco Communications, Inc.
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort (the supply of energy to customers who have not chosen a competitive supplier)
POM	Pepco Holdings' NYSE trading symbol
PPA	Power Purchase Agreement
PPA-Related Obligations	Mirant's obligations to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA
PRP	Potentially Responsible Party
PSD	Prevention of Significant Deterioration
PUHCA	Public Utility Holding Company Act of 1935
RARC	Regulatory Asset Recovery Charge
RCN	RCN Corporation
Recoverable stranded costs	The portion of stranded costs that is recoverable from ratepayers as approved by regulatory authorities
Regulated electric revenues	Revenues for delivery (transmission and distribution) service and electricity supply service
Retirement Plan	PHI's noncontributory retirement plan
RI/FS	Remedial Investigation/Feasibility Study
ROE	Return on Equity
S&P	Standard & Poors
SEC	Securities and Exchange Commission
Settlement Agreement	Amended Settlement Agreement and Release, dated as of October 24, 2003 between Pepco and the Mirant Parties
SFAS	Statement of Financial Accounting Standards
SFAS No. 13	Statement of Financial Accounting Standards No. 13, entitled "Accounting for Leases"
SFAS No. 34	Statement of Financial Accounting Standards No. 34, entitled "Capitalization of Interest Cost"
iii _______________________________________________________________________________
Term	Definition
SFAS No. 71	Statement of Financial Accounting Standards No. 71, entitled "Accounting for the Effects of Certain Types of Regulation"
SFAS No. 87	Statement of Financial Accounting Standards No. 87, entitled "Employers' Accounting for Pensions"
SFAS No. 106	Statement of Financial Accounting Standards No. 106, entitled "Employers' Accounting for Post-retirement Benefits Other Than Pensions"
SFAS No. 115	Statement of Financial Accounting Standards No. 115, entitled "Accounting for Certain Investments in Debt and Equity Securities"
SFAS No. 123	Statement of Financial Accounting Standards No. 123, entitled "Accounting for Stock-Based Compensation"
SFAS No. 131	Statement of Financial Accounting Standards No. 131, entitled "Disclosures About Segments of an Enterprise and Related Information"
SFAS No. 132	Statement of Financial Accounting Standards No. 132, entitled "Employers' Disclosures About Pensions and Other Post-retirement Benefits"
SFAS No. 133	Statement of Financial Accounting Standards No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 141	Statement of Financial Accounting Standards No. 141, entitled "Business Combinations"
SFAS No. 142	Statement of Financial Accounting Standards No. 142, entitled "Goodwill and Other Intangible Assets"
SFAS No. 143	Statement of Financial Accounting Standards No. 143, entitled "Accounting for Asset Retirement Obligations"
SFAS No. 144	Statement of Financial Accounting Standards No. 144, entitled "Accounting for the Impairment or Disposal of Long-Lived Assets"
SFAS No. 150	Statement of Financial Accounting Standards No. 150, entitled "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"
SMECO	Southern Maryland Electric Cooperative, Inc.
SMECO Agreement	Capacity purchase agreement between Pepco and SMECO
SO2	Sulfur dioxide
SOS	Standard Offer Service (the supply of energy to customers who have not chosen a competitive supplier)
SPEs	Special Purpose Entities as defined in FIN 46R
Standard Offer Service revenue or SOS revenue	Revenue Pepco receives for the procurement of energy by Pepco for its SOS customers
Starpower	Starpower Communications, LLC
Stranded costs

Costs incurred by a utility in connection with providing service which would otherwise be unrecoverable in a competitive or restructured market. Such costs may include costs for generation assets, purchased power costs, and regulatory assets and liabilities, such as accumulated deferred income taxes.

TBC	Transition bond charge
TOPrS	Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures
TPAs	Transition Power Agreements for Maryland and the District of Columbia between Pepco and Mirant
Transition Bonds	Transition bonds issued by ACE Funding
iv _______________________________________________________________________________
Term	Definition
Treasury lock	A hedging transaction that allows a company to "lock-in" a specific interest rate corresponding to the rate of a designated Treasury bond for a determined period of time
VaR	Value at Risk
VEBA	Voluntary Employee Beneficiary Association
VRDB	Variable Rate Demand Bonds
VSCC	Virginia State Corporation Commission
v _______________________________________________________________________________

THIS PAGE LEFT INTENTIONALLY BLANK.
_____________________________________________________________________________

Item 1. BUSINESS
OVERVIEW
Pepco Holdings, Inc. (Pepco Holdings or PHI) is a diversified energy company that, through its operating subsidiaries, is engaged in three principal areas of business operations:
•	regulated power delivery,
•	non-regulated competitive energy generation, marketing and supply, and
•	other non-regulated activities consisting primarily of investments in energy-related assets.

     PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA)and is subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA. As a registered public utility holding company, PHI requires SEC approval to, among other things, issue securities, acquire or dispose of utility assets or securities of utility companies and acquire other businesses. In addition, under PUHCA, transactions among PHI and its subsidiaries generally must be performed at cost and subsidiaries are prohibited from paying dividends out of an accumulated deficit or paid-in capital without SEC approval.

     PHI was incorporated in Delaware on February 9, 2001, for the purpose of effecting the acquisition of Conectiv by Potomac Electric Power Company (Pepco). The acquisition was completed on August 1, 2002, at which time Pepco and Conectiv became wholly owned subsidiaries of PHI. Conectiv was formed in 1998 to be the holding company for Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE) in connection with a merger between DPL and ACE. As a result, DPL and ACE are wholly owned subsidiaries of Conectiv. Conectiv also is a registered public utility holding company under PUHCA.

The following chart shows, in simplified form, the corporate structure of PHI and its principal subsidiaries.

1 ______________________________________________________________________________

     PHI Service Company, a subsidiary service company of PHI, provides a variety of support services, including legal, accounting, tax, purchasing and information technology services to Pepco Holdings and its operating subsidiaries. These services are provided pursuant to a service agreement among PHI, PHI Service Company, and the participating operating subsidiaries that has been filed with, and approved by, the SEC under PUHCA. The expenses of the service company are charged to PHI and the participating operating subsidiaries in accordance with costing methodologies set forth in the service agreement.

For financial information relating to PHI's segments, see Note (4) Segment Information to the consolidated financial statements of PHI set forth in Item 8 of this Form 10-K.
Investor Information

     PHI, Pepco, DPL, and ACE each is a reporting company under the Exchange Act. Their Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are made available free of charge on PHI's internet website as soon as reasonably practicable after such documents are electronically filed with or furnished to the SEC. These reports may be found at http://www.pepcoholdings.com/investors/index_secfilings.html.

     PHI has in place Corporate Business Policies, which in their totality constitute its code of business conduct and ethics. These Policies apply to all directors, employees and others working at PHI and its subsidiaries. The PHI Board of Directors has also adopted Corporate Governance Guidelines and charters for PHI's Audit Committee, Compensation/Human Resources Committee and Corporate Governance/Nominating Committee which conform to the requirements set forth in the NYSE listing standards. Copies of these documents are available on the PHI website at http://www.pepcoholdings.com/governance/index.html and also can be obtained by writing to: Ellen Sheriff Rogers, Vice President, Secretary and Assistant Treasurer, Pepco Holdings, Inc., 701 Ninth Street, N.W., Suite 1300, Washington, D.C. 20068.

     Any amendment to, or waiver of, any provision of the Corporate Business Policies with respect to any director or executive officer of PHI will be promptly reported to the shareholders through the filing of a Form 8-K with the SEC.

The following is a description of each of PHI's areas of operation.
Power Delivery

     The largest component of PHI's business is power delivery, which consists of the transmission and distribution of electricity and the distribution of natural gas. PHI's power delivery operations produced 55% of PHI's consolidated operating revenues and 86% of PHI's consolidated operating income in 2003.

     PHI's power delivery business is conducted by its subsidiaries Pepco, DPL and ACE, each of which is a regulated public utility in the jurisdictions in which it serves customers. DPL and ACE conduct their power delivery operations under the tradename Conectiv Power Delivery. In the aggregate, PHI's power delivery business delivers electricity to more than 1.7 million customers in

2 ______________________________________________________________________________
the mid-Atlantic region and distributes natural gas to approximately 117,000 customers in Delaware.

     Pepco, DPL and ACE each owns and operates a network of wires, substations and other equipment that are classified either as transmission facilities or distribution facilities. Transmission facilities are high-voltage systems that are used to carry wholesale electricity into, or across, the utility's service territory. Distribution facilities are low-voltage systems that are used to deliver electricity to end-use customers in the utility's regulated service territory.

Transmission of Electricity and Relationship with PJM

     The transmission facilities of each of Pepco, DPL and ACE are interconnected with the transmission facilities of contiguous utilities and as such are part of an interstate power transmission grid over which wholesale electricity is transmitted throughout the mid-Atlantic region and the eastern United States. The Federal Energy Regulatory Commission (FERC) has designated a number of regional transmission operators to coordinate the operation of portions of the interstate transmission grid. Each of Pepco, DPL and ACE is a member of PJM Interconnection, LLC (PJM), the regional transmission operator that coordinates the movement of electricity in all or parts of Delaware, Maryland, New Jersey, Ohio, Pennsylvania, Virginia, West Virginia and the District of Columbia. The FERC has designated PJM as the sole provider of transmission service in the PJM territory. Any entity that wishes to deliver electricity at any point in PJM's territory must obtain transmission services from PJM at rates approved by the FERC. In accordance with FERC rules, Pepco, DPL, ACE and the other utilities in the region make their transmission facilities available to PJM and PJM directs and controls the operation of these transmission facilities. In return for the use of their transmission facilities, PJM pays the member utilities transmission fees approved by the FERC.

Distribution of Electricity and Deregulation

     Historically, electric utilities, including Pepco, DPL and ACE, were vertically integrated businesses that generated all or a substantial portion of the electric power that they delivered to customers in their service territories over their own distribution facilities. Customers were charged a bundled rate approved by the applicable regulatory authority that covered both the supply and delivery components of the retail electric service. However, as a result of legislative and regulatory actions over the last few years, major changes in the electric utility business have occurred in many states, including all of the service territories in which Pepco, DPL and ACE operate. These changes have resulted in the "unbundling" of the supply and delivery components of retail electric service and in the opening of the supply component to competition from non-regulated providers.

     While Pepco, DPL and ACE continue to be responsible for the distribution of electricity in their respective service territories, as the result of deregulation, customers in those service territories now are permitted to choose their electricity supplier from among a number of non-regulated, competitive suppliers. Customers who do not choose a competitive supplier receive default electricity supply from suppliers on terms that vary depending on the service territory, as described more fully below.

     In connection with the deregulation of electric power supply, Pepco, DPL and ACE each has divested substantially all of its generation assets, either by selling them to third parties or transferring them to the non-regulated

3 ______________________________________________________________________________

affiliates of PHI that comprise PHI's competitive energy businesses. Accordingly, Pepco, DPL and ACE are no longer engaged in generation operations, except for the limited generation activities of ACE described below.

Seasonality

     The power delivery business is seasonal and weather patterns can have a material impact on operating performance. In the region served by PHI, demand for electricity is generally greater in the summer months associated with cooling and demand for electricity and gas is generally greater in the winter months associated with heating as compared to other times of the year. Historically, the power delivery operations of each of PHI's utility subsidiaries have generated less revenues and income when weather conditions are milder in the winter and cooler in the summer.

Regulation

     The retail operations of PHI's utility subsidiaries, including the rates they are permitted to charge customers for the delivery of electricity and natural gas, are subject to regulation by governmental agencies in the jurisdictions in which they provide utility service. Pepco's operations are regulated in Maryland by the Maryland Public Service Commission (MPSC) and in Washington, D.C. by the District of Columbia Public Service Commission (DCPSC). DPL's operations are regulated in Maryland by the MPSC, in Virginia by the Virginia State Corporation Commission (VSCC) and in Delaware by the Delaware Public Service Commission (DPSC). DPL's gas distribution operations in Delaware are regulated by the DPSC. ACE's operations are regulated in New Jersey by the New Jersey Board of Public Utilities (NJBPU). The wholesale and transmission operations of PHI's utility subsidiaries are regulated by the FERC.

Pepco

     Pepco is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Pepco was incorporated in Washington, D.C. in 1896 and became a domestic Virginia corporation in 1949. Pepco's service territory covers approximately 640 square miles and has a population of approximately 2 million. As of December 31, 2003, Pepco delivered electricity to approximately 726,000 customers, as compared to 721,000 customers as of December 31, 2002. Pepco delivered a total of 25,993,972 megawatt hours of electricity in 2003, of which approximately 29% was delivered to residential customers, 52% to commercial customers, and 19% to United States, District of Columbia, Maryland and various local jurisdiction government customers.

     Under settlements approved by the MPSC and the DCPSC in connection with the divestiture of its generation assets in 2000, Pepco is required to provide default electricity supply, known as "standard offer service" or "SOS," to customers in Maryland until July 2004 and to customers in Washington, D.C. until February 2005 for which it is paid established rates. Pepco also is paid tariff delivery rates approved by the MPSC or the DCPSC for the electricity that it delivers over its distribution facilities to SOS customers and to users in its service territory who have selected a competitive energy supplier.

     Pepco obtains all of the energy and capacity needed to fulfill its fixed-rate SOS obligations in Maryland and Washington, D.C. from an affiliate of Mirant Corporation (Mirant). On July 14, 2003, Mirant and most of its

4 ______________________________________________________________________________

subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Relationship with Mirant Corporation."

     In April 2003, the MPSC approved a settlement to extend the provision of SOS in Maryland. Under the settlement, Pepco will continue to provide SOS supply to customers at market prices after the existing fixed SOS supply rate expires in July 2004 for periods of four years for residential and small commercial customers, two years for medium-sized commercial customers and one year for large commercial customers. In accordance with the settlement, Pepco will purchase the power supply required to satisfy its market rate SOS supply obligation from one or more wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved by the MPSC. The settlement provides for Pepco to recover from its SOS customers the costs associated with the acquisition of the SOS supply as well as an average margin of $0.002 per kilowatt hour.

     On March 1, 2004, the DCPSC issued an order under which Pepco would continue to provide SOS in the District of Columbia after February 2005. The order is still subject to reconsideration. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters."

     For the twelve months ended December 31, 2003, 70% of Pepco's power delivery in Maryland (measured by megawatt hours) was to SOS customers, as compared to 68% in 2002, and 52% of Pepco's power delivery in the District of Columbia was to SOS customers, as compared to 51% in 2002.

Conectiv Power Delivery
DPL and ACE conduct their power delivery operations under the tradename Conectiv Power Delivery.

     DPL is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia and provides gas distribution service in northern Delaware. DPL was incorporated in Delaware in 1909 and became a domestic Virginia corporation in 1979. DPL's electricity distribution service territory covers approximately 6,000 square miles and has a population of approximately 1.25 million. DPL's natural gas distribution service territory covers approximately 275 square miles and has a population of approximately 523,000. As of December 31, 2003, DPL delivered electricity to approximately 493,000 customers and delivered natural gas to approximately 117,000 customers, as compared to 485,000 electricity customers and 115,000 gas customers as of December 31, 2002.

     In 2003, DPL delivered a total of 14,034,436 megawatt hours of electricity to its retail customers. Approximately 35% of DPL's retail deliveries were to residential customers, 35% were to commercial customers and 30% were to industrial customers. DPL also sold 940,114 megawatt hours of electricity to wholesale customers in 2003. All of DPL's sales agreements with wholesale customers terminated on December 31, 2003 and DPL does not expect to make any such wholesale sales in the future. In 2003, DPL delivered 23,884,125 Mcf (one thousand cubic feet) of gas to retail customers in its Delaware service territory.

     Under a settlement approved by the MPSC, DPL is required to provide SOS to non-residential customers in Maryland until May 2004 and to residential customers in Maryland until July 2004. Under a settlement approved by the

5 ______________________________________________________________________________

DPSC, DPL is required to provide default electricity supply, known as "provider of last resort" or "POLR" supply, to customers in Delaware until May 2006. Under a settlement approved by the VSCC, DPL is currently providing, and expects to continue to provide, POLR supply to customers in Virginia until July 2007. However, the VSCC could terminate DPL's obligation to provide POLR supply for some or all Virginia customer classes prior to July 2007 if it finds that an effectively competitive market exists. DPL is paid for SOS and POLR supply at rates established in the respective regulatory settlements. DPL is paid tariff delivery rates approved by the applicable state commission for the electricity that it delivers over its distribution facilities to SOS and POLR customers and to users in its service territory who have selected a competitive energy supplier.

     DPL obtains all of the energy and capacity needed to fulfill its fixed-rate SOS and POLR obligations under a supply agreement with a subsidiary of Conectiv Energy Holding Company (for a discussion of Conectiv Energy Holding Company's business, see the Competitive Energy section, below) that has a term that coincides with DPL's obligations to provide POLR and SOS supply. The price that DPL pays Conectiv Energy for power purchased under the supply agreement is equal to the rates that DPL charges its SOS and DPL customers. Thus, DPL does not make any profit or incur any loss on the supply component of the SOS and POLR power that it delivers.

     In April 2003, the MPSC approved a settlement to extend DPL's obligation to provide SOS in Maryland. Under the settlement, DPL will continue to provide SOS supply at market prices after the existing fixed SOS supply rate expires in July 2004 for periods of four additional years for residential and small commercial customers, for two additional years for medium-sized commercial customers and for one additional year for large commercial customers. In accordance with the settlement, DPL will purchase the power supply required to satisfy its market rate SOS obligation from one or more wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved by the MPSC. The settlement provides for DPL to recover from its SOS customers the costs associated with the acquisition of the SOS supply including an average margin of $0.002 per kilowatt hour.

Neither the DPSC nor the VSCC has determined what POLR obligations DPL will have after expiration of its current POLR obligations.

     For the twelve months ended December 31, 2003, 96% of DPL's power delivery in Maryland (as measured by megawatt hours) was to SOS customers, as compared to 95% in 2002, 87% of DPL's retail electric power delivery in Delaware was to POLR customers, as compared to 96% in 2002, and in Virginia 100% of DPL's power delivery was to POLR customers in both 2003 and 2002.

     DPL also provides regulated natural gas supply and distribution to customers in its gas service territory. Large and medium volume commercial and industrial gas customers may purchase gas either from DPL or from other suppliers. Customers that purchase gas from other suppliers use DPL's transmission and distribution facilities to transport the gas to their premises, for which they pay DPL a rate approved by the DPSC. DPL purchases gas supplies for sale to customers from marketers and producers through a combination of next day delivery arrangements and long-term agreements. For the twelve months ended December 31, 2003, DPL delivered 23,884,125 Mcf of gas, of which it supplied 23,337,505 Mcf. In 2002, DPL delivered 22,887,282 Mcf of gas, of which it supplied 22,353,120 Mcf.

ACE is engaged in the generation, transmission and distribution of electricity in southern New Jersey. ACE was incorporated in New Jersey in
6 ______________________________________________________________________________

1924. ACE's service territory covers approximately 2,700 square miles and has a population of approximately 995,000. As of December 31, 2003, ACE delivered electricity to approximately 521,000 customers in its service territory, as compared to 514,000 customers as of December 31, 2002. ACE delivered a total of 9,642,644 megawatt hours of electricity in 2003, of which approximately 44% was delivered to residential customers, 44% was delivered to commercial customers and 12% was delivered to industrial customers.

     Customers in New Jersey who do not choose a competitive supplier receive default electricity supply, known as "basic generation service" or "BGS", from suppliers selected through auctions approved by the NJBPU. On behalf of the BGS customers, ACE has entered into supply agreements with the BGS suppliers. Each of these agreements requires the applicable BGS supplier to provide a portion of the BGS customer load with full requirements service, consisting of energy, ancillary services (generally reserves and reliability services), capacity and transmission. ACE delivers the BGS supply to BGS customers and provides other associated services to the BGS suppliers. ACE is paid tariff rates established by the NJBPU that compensate it for the costs associated with the BGS supply. ACE does not make any profit or incur any loss on the supply component of BGS.

     If any BGS supplier defaults on its supply commitments, ACE is required to offer the defaulted load to other BGS suppliers or to make arrangements to purchase the needed supply from wholesale markets administered by PJM. ACE would seek to recover any costs related to the replacement supply that are not paid by the BGS supplier in default through future customer rates.

     ACE is paid tariff delivery rates approved by the NJBPU for the electricity that it delivers over its distribution facilities to BGS customers and to users in its service territory who have selected a competitive energy supplier.

For the twelve months ended December 31, 2003, 91% of ACE's power delivery (as measured in megawatt hours) was to BGS customers, as compared to 92% in 2002.

     As of December 31, 2003, ACE owned two electric generating stations, the Deepwater Generating Station and the B.L. England Generating Station, and interests in two facilities jointly owned with other companies. The combined generating capacity of these facilities is 740 megawatts. See Item 2 -- "Properties." On March 1, 2004, ACE transferred ownership of the 185 megawatt capacity Deepwater Generating Station to a non-regulated subsidiary of PHI. ACE also has contracts with non-utility generators under which ACE purchased 3.4 million megawatt hours of power in 2003. ACE sells the electricity produced by the generating stations and purchased under the non-utility generator contracts in the wholesale market administered by PJM. During 2003, ACE's generation and wholesale electricity sales operations produced less than 2% of ACE's operating revenue.

     In 2002, ACE and the City of Vineland, New Jersey entered into a condemnation settlement agreement that provides for ACE to sell the electric distribution facilities within the city limits, and the approximately 5,400 related customer accounts (to which ACE delivered approximately 103,000 megawatt hours of power in 2003), for $23.9 million. The proceeds are being received in installments as milestones are met, and currently both milestones and payments are on schedule. ACE expects to complete this sale in the second quarter of 2004.

7 ______________________________________________________________________________

     In 2001, ACE formed ACE Funding. Under New Jersey law, ACE (or a financing entity) is permitted to securitize authorized portions of ACE's recoverable stranded costs through the issuance of bonds (Transition Bonds) and to collect from its customers charges sufficient to fund principal and interest payments on the Transition Bonds and related taxes, expenses and fees. The right to collect the Transition Bond charges is known as Bondable Transition Property. The sole purpose for the establishment of ACE Funding is to issue Transition Bonds, the proceeds of which are transferred to ACE in exchange for the related Bondable Transition Property. ACE Funding issued $152 million of transition bonds in December 2003 and $440 million of transition bonds in 2002.

Competitive Energy

     PHI's competitive energy business provides non-regulated generation, marketing and supply of electricity and gas, and related energy management services, in the mid-Atlantic region. PHI's competitive energy operations produced 43% of PHI's consolidated operating revenues and 19% of PHI's operating income in 2003. PHI's competitive energy operations are conducted through subsidiaries of Conectiv Energy Holding Company (collectively, Conectiv Energy) and Pepco Energy Services and its subsidiaries (collectively, Pepco Energy Services).

Conectiv Energy

     Conectiv Energy provides wholesale electric power, capacity, and ancillary services in the wholesale markets administered by PJM and also supplies electricity to other wholesale market participants under long-term bilateral contracts. Among its bilateral contracts is the power supply agreement under which Conectiv Energy sells to DPL its POLR and SOS supply. Conectiv Energy also sells BGS supply to customers in ACE's service territory and to other BGS customers in New Jersey. Other than its BGS sales in New Jersey, Conectiv Energy does not currently participate in the retail competitive power supply market. Conectiv Energy obtains the electricity required to meet its power supply obligations from its own generation plants, under bilateral contract purchases from other wholesale market participants and from purchases in the wholesale market administered by PJM.

     Conectiv Energy also sells natural gas to very large end-users and to wholesale market participants under bilateral agreements. Conectiv Energy obtains the natural gas required to meet its supply obligations through market purchases for next day delivery and under long-term bilateral contracts with other market participants.

     To lower its financial exposure related to commodity price fluctuations, Conectiv Energy routinely enters into contracts to hedge the value of its assets and operations. As part of this strategy, Conectiv Energy utilizes fixed-price, forward, physical purchase and sale contracts, tolling agreements, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. Conectiv Energy's goal is to hedge 75% of both the expected power output of its generation facilities and the expected costs of fuel used to operate those facilities. However, the actual level of hedging coverage may vary from this goal. In this regard, effective July 1, 2003, Conectiv Energy entered into an agreement consisting of a series of energy contracts with an international investment banking firm that is designed to more effectively hedge approximately 50% of Conectiv Energy's generation output and approximately 50% of its supply obligations, with the intention of providing Conectiv Energy with a more predicable earnings stream during the term of the agreement. This 35-month agreement consists of two

8 ______________________________________________________________________________

major components: (i) a fixed price energy supply hedge that will be used to reduce Conectiv Energy's financial exposure under its current POLR and SOS supply commitment to DPL which extends through May 2006 and (ii) a generation off-take agreement under which Conectiv Energy will receive a fixed monthly payment from the counterparty, and the counterparty will receive the profit realized from the sale of approximately 50% of the electricity generated by Conectiv Energy's plants (excluding the Edge Moor facility). Conectiv Energy also engages in electric power transactions on a real-time basis that are primarily designed to take advantage of geographical arbitrage opportunities. At December 31, 2003, Conectiv Energy's generation output was 100% hedged for 2004 and its gas requirements were 83% hedged. As of March 1, 2004, Conectiv Energy held gas hedges for 98% of its estimated 2004 requirements and its generation output continued to be 100% hedged for the remainder of the year. For the period 2004-2006, Conectiv Energy was meeting its objective to hedge 75% of its projected output.

     Conectiv Energy's generation asset strategy focuses on mid-merit plants with operating flexibility and multi-fuel capability that can quickly change their output level on an economic basis. Like "peak-load" plants, mid-merit plants generally operate during times when demand for electricity rises and prices are higher. However, mid-merit plants usually operate for longer periods of time and for more weeks in a year than peak-load plants. As of December 31, 2003, Conectiv Energy owned and operated mid-merit plants with a combined 2,561 megawatts of capacity, peak-load plants with a combined 650 megawatts of capacity and base-load generating plants with a combined 260 megawatts of capacity. In addition, on March 1, 2004, Conectiv Energy received ownership of the 185 megawatt capacity Deepwater Generating Station from ACE. This added an additional 80 megawatts of base-load capacity, 86 megawatts of mid-merit capacity, and 19 megawatts of peaking capacity. See Item 2 -- "Properties." Conectiv Energy's most recently added mid-merit plant is a combined cycle plant located in Bethlehem, Pennsylvania. The Bethlehem facility consists of six combustion turbines that can be fueled by either natural gas or fuel oil and two steam turbines that generate electricity from the waste heat of the combustion turbines. The Bethlehem plant has become operational in stages since construction commenced in January 2002, and had 1,050 megawatts of capacity in operation as of December 31, 2003. An additional 50 megawatts of capacity is expected to become operational in 2004. Conectiv Energy also owns three uninstalled combustion turbines with a book value of $52.5 million. Conectiv Energy will determine whether to install these turbines as part of an existing or new generating facility or sell the turbines to a third party based upon market demand and transmission system needs and requirements.

Pepco Energy Services

     Pepco Energy Services sells retail electricity and natural gas to residential, commercial, industrial and governmental customers in the mid-Atlantic region. Pepco Energy Services also provides integrated energy management solutions to commercial, industrial and governmental customers, including energy-efficiency contracting, development and construction of "green power" facilities, equipment operation and maintenance, fuel management, and home service agreements. Subsidiaries of Pepco Energy Services provide high voltage construction and maintenance services to utilities and other customers throughout the United States and low voltage electric and telecommunication construction and maintenance services in the Washington, D.C. area.

9 ______________________________________________________________________________

     Pepco Energy Services owns electricity generation plants with approximately 800 megawatts of peak-load capacity, the output of which is sold in the wholesale market administered by PJM. See Item 2 -- "Properties."

     In order to reduce the financial exposure related to commodity price and volume fluctuations, Pepco Energy Services routinely enters into a variety of wholesale contracts to hedge its commitments to sell electricity and natural gas to customers. Because of the age and design of Pepco Energy Services' power plants, these facilities have a higher variable cost of operation. Consequently, Pepco Energy Services infrequently locks in the forward value of these plants with wholesale contracts. Wholesale contracts include forward physical, exchange traded financial, forward financial, forward physical options, exchange traded financial options, and swaps.

Competition

     The unregulated energy generation, supply and marketing businesses in the mid-Atlantic region are characterized by intense competition at both the wholesale and retail levels. At the wholesale level, Conectiv Energy and Pepco Energy Services compete with numerous non-utility generators, independent power producers, wholesale power marketers and brokers, and traditional utilities that continue to operate generation assets. At the retail level, Pepco Energy Services competes with numerous competitive energy marketers. Competition in both the wholesale and retail markets is based primarily on price and, to a lesser extent, the range of services offered to customers and quality of service.

Seasonality

     Like the power delivery business, the power generation, supply and marketing businesses are seasonal and weather patterns can have a material impact on operating performance. Demand for electricity generally is greater in the summer months associated with cooling and demand for electricity and gas generally is greater in the winter months associated with heating as compared to other times of the year. Historically, the competitive energy operations of Conectiv Energy and Pepco Energy Services have generated less revenues and income when weather conditions are milder in the winter and cooler in the summer.

Other Non-Regulated
This component of PHI's business is conducted through its subsidiaries Potomac Capital Investment Corporation (PCI) and Pepco Communications, Inc. (Pepcom).
PCI

     PCI manages a portfolio of financial investments, which primarily includes energy leverages leases. During the second quarter of 2003, PHI announced the discontinuation of further new investment activity by PCI. In January and February 2004, PCI sold two aircraft and PCI continues to pursue opportunities to divest its single remaining aircraft. PCI will continue to manage its existing portfolio of financial investments, which principally include energy leveraged leases. These transactions involve PCI's purchase and leaseback of utility assets located outside of the United States. For additional information relating to PCI's energy leveraged leases, see Note (5) to the consolidated financial statements of PHI set forth in Item 8 of this Form 10-K.

10 ______________________________________________________________________________

     On September 30, 2003, PCI sold its final real estate property, an office building known as Edison Place (that serves as headquarters for PHI and Pepco), for $151 million in cash and recognized a pre-tax gain of $68.8 million ($44.7 million after-tax).

Pepcom

     Pepcom currently owns through a subsidiary a 50% interest in Starpower Communications, LLC (Starpower), a joint venture with RCN Corporation (RCN), which provides cable and telecommunication services to households in the Washington, D.C. area. As part of PHI's strategy of focusing on energy-related investments, PHI in January 2004 announced that Pepcom intends to sell its interest in Starpower. PHI cannot predict whether Pepcom's efforts to sell its interest in Starpower will be successful or, if successful, when a sale would be completed or what the sale proceeds would be. As discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at December 31, 2003, PHI determined that its investment in Starpower was impaired and therefore recorded a noncash charge of $102.6 million ($66.7 million after-tax) during the fourth quarter of 2003.

EMPLOYEES

     As of December 31, 2003, PHI had 5,719 employees, including 1,836 employed by Pepco, 904 employed by DPL, 689 employed by ACE and 1,668 employed by PHI Service Company. The balance were employed by PHI's competitive energy and other non-regulated businesses.

ENVIRONMENTAL MATTERS

     PHI, through its subsidiaries, is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. PHI's subsidiaries may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices. PHI currently estimates that capital expenditures for environmental control facilities by its subsidiaries will be $4.9 million in 2004 and $1.4 million in 2005. However, the actual costs of environmental compliance may be materially different from these estimates depending on the outcome of the matters addressed below or as a result of the imposition of additional environmental requirements or new or different interpretations of existing environmental laws and regulations.

Air Quality Regulation

     The generation facilities and operations of PHI's subsidiaries are subject to Federal, state and local laws and regulations, including the federal Clean Air Act (CAA), that limit emissions of air pollutants, require permits for operation of facilities and impose recordkeeping and reporting requirements.

     Among other things, the CAA restricts total sulfur dioxide (SO2) emissions from affected generation units and allocates SO2 "allowances." The generation facilities of PHI's subsidiaries that require SO2 allowances use

11 _____________________________________________________________________________

allocated allowances or allowances purchased, as necessary, in the open market to satisfy applicable regulatory requirements. Also under current regulations implementing CAA standards, eleven northeastern states and the District of Columbia, limit nitrogen oxide (NOx) emissions from generation units and allocate NOx allowances. In May 2004, an additional eleven states, including Virginia, will limit NOx emissions and allocate NOx allowances. At that time, all of the generation units operated by PHI subsidiaries will be required to hold, either through allocations or purchases, NOx allowances as necessary to achieve compliance from May to September of each year and will be subject to NOx emission limits.

     The New Jersey Department of Environmental Protection (NJDEP) administers CAA programs in New Jersey as well as air quality requirements imposed by New Jersey laws and regulations, including regulation of the sulfur content of coal burning generation facilities. On July 11, 2001, NJDEP denied ACE's request to renew a permit variance from sulfur in fuel requirements under New Jersey regulations, effective through July 30, 2001, that authorized Unit 1 at the B.L. England Generating Station to burn bituminous coal containing greater than 1% sulfur. ACE has appealed this decision. As a follow-up to the denial of the permit variance, on May 29, 2003, NJDEP authorized ACE to operate Unit 1 with coal containing greater than 1% sulfur. A condition of NJDEP's authorization was ACE's submission of an application for compliance plan changes to Unit 1's permit and certificate to operate. NJDEP issued a final permit and certificate to operate on January 30, 2004 which imposes monitoring and reporting obligations to facilitate NJDEP's development of short-term SO2 limits with which Unit 1 would be required to comply by May 1, 2005. ACE contends that NJDEP regulations do not authorize the imposition of such limits and has appealed the inclusion of these limits and other provisions in the permit and certificate to operate. ACE has requested consolidation of this appeal and the appeal of the July 11, 2001 denial of the sulfur in fuel variance. ACE is not able to predict the outcome of the appeals and whether it will be able to resolve satisfactorily the permit issues with NJDEP or what costs it might incur in complying with the provisions of the permit. Conectiv Energy's Deepwater plant is able to comply with NJDEP sulfur in fuel requirements.

     On May 4, 2002, ACE and Conectiv Energy entered into an administrative consent order with NJDEP to address the inability of ACE and Conectiv Energy to procure Discrete Emission Reduction (DER) credits to comply with New Jersey's NOx Reasonably Available Control Technology requirements, as well as NJDEP's allegations that ACE had failed to comply with DER credit use restrictions from 1996 to 2001. The administrative consent order (i) eliminates requirements for ACE and Conectiv Energy to purchase DER credits for certain generation units through May 1, 2005, (ii) provides for installation of new controls on certain Conectiv Energy electric generating units at an estimated cost of $9.3 million, (iii) imposes a $1 million penalty, (iv) requires the contribution of $1 million to promote, develop and enhance an urban air shed reforestation project, and (v) imposes operating hour limits at Conectiv Energy's Deepwater Generating Station Unit No. 4.

     In December 2003, the U.S. Environmental Protection Agency (EPA) proposed regulations under the CAA that would require reductions in emissions of mercury from coal-fired power plants and nickel from oil-fired power plants through implementation of Maximum Achievable Control Technology (MACT) standards. As an alternative, EPA proposed a "cap and trade" program for mercury emissions from coal-fired plants and limitations on nickel emissions

12 _____________________________________________________________________________

from oil-fired plants. In addition, EPA's proposed Interstate Air Quality rule, also issued in December 2003, would impose additional reductions of SO2 and NOx emissions from electricity generating units in 29 Eastern states and the District of Columbia. These regulations, if adopted as proposed, may require installation of pollution control devices and/or fuel modifications for coal- and oil-fired units owned by ACE, Conectiv Energy and Pepco Energy Services. However, the capital expenditures the regulations would require, if any, will not be known until the final regulations are published.

     On January 5, 2004, NJDEP proposed rules regulating mercury emissions from power plants and industrial facilities in New Jersey that would impose standards that are significantly stricter than EPA's proposed mercury MACT standard for coal-fired plants. In lieu of meeting these standards for all coal-fired units by December 2007, NJDEP's proposed rules would allow an owner or operator to enter into an enforceable agreement to comply with the mercury limits for 50% of a company's total coal-fired capacity by the December 2007 deadline and to comply with the mercury standards, as well as stringent standards regulating emissions of nitrogen oxides, sulfur dioxides and particulate matter, for the remaining 50% of its units by December 2012. If NJDEP's proposed mercury rules are finalized as proposed, they are likely to require significant capital expenditures for pollution controls on ACE's and Conectiv Energy's coal-fired units.

     In February 2000, EPA and NJDEP requested information from ACE regarding the operation of coal-fired boilers at ACE's B.L. England and Deepwater facilities to determine whether they are in compliance with the New Source Review (NSR), Prevention of Significant Deterioration (PSD) and non-attainment NSR requirements of the CAA. Generally, these regulations require major sources of certain air pollutants to obtain permits, install pollution control technology and obtain offsets in some circumstances when those sources undergo a "major modification," as defined in the regulations. Similar inquiries have resulted in the filing of federal lawsuits alleging NSR violations by utilities in the South and Midwest, and a number of settlements by affected utilities have been announced. During 2002, ACE participated in preliminary discussions with EPA and NJDEP on this matter, without successful resolution.

     On October 27, 2003, EPA published a final rule clarifying the types of activities that qualify as "routine maintenance, repair and replacement" rather than "major modifications" and are therefore excluded from NSR requirements. At the end of 2003, EPA has indicated it will continue to pursue active NSR cases and that it will reevaluate future litigation and Notices of Violation based on its interpretation of "routine maintenance" as set forth in a preamble to the final rule. Since that time, however, the Circuit Court of Appeals for the District of Columbia stayed implementation of the final rule and EPA has issued a Notice of Violation to at least one midwestern utility and has filed a new lawsuit against a southern electric cooperative.

PHI does not believe that any of its subsidiaries have violated NSR requirements, but cannot predict the impact of the EPA/NJDEP inquiries on B.L. England or Deepwater generating plant operations.
13 ______________________________________________________________________________
Water Quality Regulation

     The federal Water Pollution Control Act, also known as the Clean Water Act (CWA), establishes the basic regulatory structure for regulating the discharge of pollutants from point sources to ground and surface waters of the United States. Among other things, the CWA requires that any person wishing to discharge pollutants obtain a National Pollutant Discharge Elimination System (NPDES) permit issued by the EPA or by a state agency under a federally authorized state program. All of the steam generation facilities operated by PHI's subsidiaries require NPDES permits to operate.

     On February 16, 2004, the EPA issued final regulations under the CWA that are intended to minimize adverse environmental impacts on aquatic resources from power plant cooling water intake structures by establishing performance-based standards. These regulations may require changes to cooling water intake structures at facilities operated by ACE, Conectiv Energy and Pepco Energy Services. However, the capital expenditures the regulations will require, if any, will not be known until the final regulations are evaluated and requirements, as necessary, are included in a facility's NPDES permit.

     The EPA has delegated authority to administer the NPDES program to a number of state agencies including the Delaware Department of Natural Resources and Environmental Control (DNREC). The NPDES permit for Conectiv Energy's Edge Moor Power Plant was scheduled to expire in October 2003, but was administratively extended through the submission of a renewal application to DNREC. Studies required under the existing permit to determine the impact on aquatic organisms of the plant's cooling water intake structures were completed in 2002. The results of these studies and additional site-specific studies on alternative technologies are expected to determine the extent of expenditures necessary to change cooling water intake structures in order to comply with EPA's final performance-based standards.

     Under the New Jersey Water Pollution Control Act, NJDEP implements regulations, administers the NPDES program with EPA oversight, and issues and enforces New Jersey Pollutant Discharge Elimination System (NJPDES) permits. The NJPDES renewal permit for Conectiv Energy's Deepwater Generating Station, effective through September 30, 2007, will require several studies to determine whether or not the Deepwater cooling water intake structure meets the performance-based standards established in the final EPA regulations. NJDEP will consider the results of these studies in connection with the facility's permit renewal application, which will be filed in 2007. The NJPDES permit for the B.L. England Generating Station expired in December 1999 but has been administratively extended through submittal of a renewal application to NJDEP. The plant continues to operate under the conditions of the existing permit until NJDEP issues a renewal permit.

     Pepco and a subsidiary of Pepco Energy Services discharge water from a steam generation plant and service center located in the District of Columbia under an NPDES permit issued by EPA in November 2000. Pepco has filed a petition with the EPA Environmental Appeals Board seeking review and reconsideration of certain provisions of EPA's permit determination. In May 2001, Pepco and EPA reached a settlement on Pepco's petition, under which EPA withdrew certain contested provisions and agreed to issue a revised draft permit for public comment. The EPA has not issued the revised draft permit

14 _____________________________________________________________________________
and the companies are operating under the November 2000 permit, excluding the withdrawn conditions, in accordance with the settlement agreement.
Hazardous Substance Regulation

     The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), authorizes the EPA and, indirectly, the states, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. Parties that generated or transported hazardous substances to such sites, as well as the owners and operators of such sites, may be deemed liable under CERCLA. Pepco, DPL and ACE each has been named by the EPA or a state environmental agency as a potentially responsible party at certain contaminated sites. See Item 3 -- "Legal Proceedings." In addition, DPL and ACE have undertaken efforts to remediate currently or formerly owned facilities found to be contaminated including two former manufactured gas plant sites and other owned property. See "Management's Discussion and Analysis -- Capital Resources and Liquidity -- General --Environmental Obligations."

Item 2. PROPERTIES
Generation Facilities
The following table identifies the electric generation facilities owned by PHI's subsidiaries.
15 ______________________________________________________________________________

Electric Generating Station	Location	Owner	Generating Capacity (kilowatts)
Coal-Fired
Edge Moor	Wilmington, DE	Conectiv Energy[1]	260,000
B L England	Beesley's Pt., NJ	ACE	284,000
Conemaugh[2]	New Florence, PA	ACE	65,000
Keystone[3]	Shelocta, PA	ACE	42,000
Deepwater[4]	Pennsville, NJ	Conectiv Energy[1]	80,000
			731,000
Oil Fired
Benning Road	Washington, DC	Pepco Energy Services	550,000
Edge Moor	Wilmington, DE	Conectiv Energy[1]	445,000
B L England	Beesley's Pt., NJ	ACE	155,000
Deepwater[4]	Pennsville, NJ	Conectiv Energy[1]	86,000
			1,236,000
Combustion Turbines/Combined Cycle
Hay Road Units 1-4	Wilmington, DE	Conectiv Energy[1]	521,000
Hay Road Units 5-8	Wilmington, DE	Conectiv Energy[1]	545,000
Bethlehem Units 1-8	Bethlehem, PA	Conectiv Energy[1]	1,050,000
Buzzard Point	Washington, DC	Pepco Energy Services	256,000
Cumberland	Millville, NJ	Conectiv Energy[1]	84,000
Sherman Avenue	Vineland, NJ	Conectiv Energy[1]	81,000
Middle	Rio Grande, NJ	Conectiv Energy[1]	77,000
Carll's Corner	Upper Deerfield Twp., NJ	Conectiv Energy[1]	73,000
Cedar	Cedar Run, NJ	Conectiv Energy[1]	68,000
Missouri Avenue	Atlantic City, NJ	Conectiv Energy[1]	60,000
Mickleton	Mickleton, NJ	Conectiv Energy[1]	59,000
Christiana	Wilmington, DE	Conectiv Energy[1]	45,000
Deepwater[4]	Pennsville, NJ	Conectiv Energy	19,000
Edge Moor	Wilmington, DE	Conectiv Energy[1]	13,000
Madison Street	Wilmington, DE	Conectiv Energy[1]	11,000
West	Marshallton, DE	Conectiv Energy[1]	15,000
Delaware City	Delaware City, DE	Conectiv Energy[1]	16,000
Tasley	Tasley, VA	Conectiv Energy[1]	26,000
			3,019,000
Diesel Units
Crisfield	Crisfield, MD	Conectiv Energy[1]	10,000
Bayview	Bayview, VA	Conectiv Energy[1]	12,000
B L England	Beesley's Pt., NJ	ACE	8,000
Keystone[3]	Shelocta, PA	ACE	300
Conemaugh[2]	New Florence, PA	ACE	400
			30,700
Total Electric Generating Capacity			5,016,700
1 All holdings of Conectiv Energy are owned by various of its subsidiaries.
2 ACE holds a 3.83% undivided interest as a tenant in common.
3 ACE holds a 2.47% undivided interest as a tenant in common.
4 Transferred by ACE to Conectiv Energy as of March 1, 2004.

     The above table sets forth the summer electric generating capacity of the electric generating plants owned by Pepco Holdings' subsidiaries. Although, due to thermoelectric factors, the generating capacity of these facilities may be higher during the winter months, the plants operated by PHI's subsidiaries are used to meet summer peak loads that are generally higher than winter peak loads. Accordingly, the summer generating capacity more accurately reflects the operational capability of the plants.

ACE's generation facilities are subject to the lien of the mortgage under which its first mortgage bonds are issued.
16 ______________________________________________________________________________
Transmission and Distribution Systems

     At December 31, 2003, Pepco owned and operated electric transmission and distribution systems consisting of approximately 846 transmission circuit miles of overhead lines, 142 transmission circuit miles of underground cables, 14,377 distribution circuit miles of overhead lines, and 14,025 distribution circuit miles of underground cables, primarily in its service territory. Pepco also operates a distribution system control center in Maryland. The computer equipment and systems contained in the control center are financed through a sale and leaseback transaction.

     On a combined basis, the electric transmission and distribution systems owned by DPL and ACE at December 31, 2003 consisted of 2,661 transmission circuit miles of overhead lines, 5 transmission circuit miles of underground cables, 14,405 distribution circuit miles of overhead lines, and 8,098 distribution cable miles of underground cables, primarily in their respective service territories.

     DPL has a liquefied natural gas plant located in Wilmington, Delaware, with a storage capacity of 3,045 million gallons and an emergency sendout capability of 45,000 Mcf per day. DPL also owns eight natural gas city gate stations at various locations in New Castle County, Delaware. These stations have a total sendout capacity of 225,000 Mcf per day.

The following table sets forth DPL's gas pipeline miles:
Transmission Mains	110 *
Distribution Mains	1,697
Service Lines	1,261

* Includes 7.2 miles of gas pipeline, 10% of which is owned
    by DPL and used for gas operations and 90% of which is
    owned by Conectiv Energy and used for delivery of gas
    to electric generation facilities.

     Substantially all of the transmission and distribution property, plant and equipment owned by each of Pepco, DPL and ACE are subject to the lien of the mortgage under which such company issues first mortgage bonds. See Note (8) to the consolidated financial statements of PHI set forth in Item 8 of this Form 10-K.

Item 3. LEGAL PROCEEDINGS
Pepco Holdings
The legal proceedings for Pepco Holdings consist solely of those of its subsidiaries, as described below.
General Litigation
Pepco

     During 1993, Pepco was served with Amended Complaints filed in the state Circuit Courts of Prince George's County, Baltimore City and Baltimore County, Maryland in separate ongoing, consolidated proceedings known as "In re: Personal Injury Asbestos Case." Pepco and other corporate entities were brought into these cases on a theory of premises liability. Under this

17 ______________________________________________________________________________

theory, plaintiffs argue that Pepco was negligent in not providing a safe work environment for employees or its contractors, who allegedly were exposed to asbestos while working on Pepco's property. Initially, a total of approximately 448 individual plaintiffs added Pepco to their complaints. While the pleadings are not entirely clear, it appears that each plaintiff sought $2 million in compensatory damages and $4 million in punitive damages from each defendant.

     Since the initial filings in 1993, additional individual suits have been filed against Pepco, and significant numbers of cases have been dismissed. As a result of two motions to dismiss, numerous hearings and meetings and one motion for summary judgment, Pepco has had approximately 400 of these cases successfully dismissed with prejudice, either voluntarily or by the court. Of the approximately 250 remaining asbestos cases pending against Pepco, approximately 85 cases were filed after December 19, 2000, and were tendered to Mirant for defense and indemnification pursuant to the terms of the Asset Purchase and Sale Agreement.

     While the aggregate amount of monetary damages sought in the remaining suits exceeds $400 million, Pepco believes the amounts claimed by current plaintiffs are greatly exaggerated. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, Pepco does not believe these suits will have a material adverse effect on its financial condition. However, if an unfavorable decision were rendered against Pepco, it could have a material adverse effect on Pepco's and PHI's results of operations.

     In 1991, Pepco entered into a power purchase agreement (PPA) with Panda Brandywine, L.P. (Panda), the operator/lessee of a facility, under which Pepco agreed to purchase 230 megawatts of capacity and energy from 1996 through 2021. In connection with the sale by Pepco of its generation assets to affiliates of Mirant Corporation in 2000, Pepco entered into a "back-to-back" arrangement with Mirant whereby Mirant agreed to purchase from Pepco the entire output under the Panda PPA at a cost equal to the amount Pepco is required to pay to Panda under the PPA. Panda or its affiliates challenged the back-to-back arrangement before the MPSC, the DCPSC, and the FERC and in Texas state court. In each case, Panda contended that the back-to-back arrangement was an assignment, delegation or transfer requiring Panda's consent under the PPA.

     On January 9, 2004, Pepco and Panda entered into a Settlement Agreement intended to resolve a number of long-standing disputes between Pepco and Panda, including Panda's consent to administration of the PPA by employees of PHI Service Co. and Pepco and a release of Pepco from any liability to Panda for Pepco's having failed to obtain Panda's consent to Mirant's administration of the PPA. In exchange for this release, Pepco agreed to pay Panda $500,000, representing approximately one-half of Panda's legal fees incurred in connection with the matter.

The settlement does not provide for the administration of the PPA by Mirant or one of its affiliates, which the Agreement reserves for further negotiation.
DPL and Conectiv Energy

     On December 2, 2001, Enron North America Corp. and several of its affiliates filed for protection under the United States Bankruptcy Code. In December 2001, DPL and Conectiv Energy terminated all energy trading

18 ______________________________________________________________________________

transactions under various agreements with Enron. In late January 2003, after several months of discussions between the parties concerning the amount owed by DPL and Conectiv Energy, Enron filed an adversary complaint against Conectiv Energy in the Bankruptcy Court for the Southern District of New York. The complaint seeks, among other things, damages in the amount of approximately $11.7 million and a declaration that provisions permitting Conectiv Energy to set off amounts owed by Enron under certain agreements against amounts owed by Conectiv Energy under other agreements are unenforceable. Conectiv Energy disagrees with Enron's calculation of the amount due to Enron (Conectiv Energy believes the amount due is approximately $4 million) and believes that Enron's other claims are without merit.

     On March 4, 2003, the bankruptcy court ordered that all adversary proceedings (approximately 25 cases) involving Enron's trading agreements be directed to mediation. Enron and Conectiv Energy have exchanged mediation statements and held a number of mediation sessions. While some progress has been made in narrowing the number of disputed issues, a mediated resolution of the dollar issue is still uncertain. Conectiv Energy cannot predict the outcome of this suit; however, Conectiv Energy does not believe that any amount it would be required to pay Enron would have a material adverse effect on its financial condition or results of operations.

Environmental Litigation
Pepco and DPL

     In October 1995, each of Pepco and DPL received notice from EPA that it, along with several hundred other companies, might be a potentially responsible party (PRP) in connection with the Spectron Superfund Site in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling and processing facility from 1961 to 1988.

     In August 2001, Pepco entered into a Consent Decree for de minimis parties with EPA to resolve its liability at this site. Under the terms of the consent decree, which was approved by the U.S. District Court for the District of Maryland on March 31, 2003, Pepco made de minimis payments to the United States and a group of PRPs. In return, those parties agreed not to sue Pepco for past and future costs of remediation at the site and the United States will also provide protection against third-party claims for contributions related to response actions at the site. The Consent Decree does not cover any damages to natural resources. However, Pepco believes that any liability that it might incur due to natural resource damage at this site would not have a material adverse effect on its financial condition or results of operations.

In February 2003, the EPA informed DPL that it will have no future liability for contribution to the remediation of the site.

     In the early 1970s, both Pepco and DPL sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, Pepco and DPL were notified by EPA that they, along with a number of other utilities and non-utilities, were PRPs in connection with the PCB contamination at the site.

     In October 1994, a Remedial Investigation/Feasibility Study (RI/FS) including a number of possible remedies was submitted to the EPA. In December 1997, the EPA issued a decision that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million. In June 1998, the EPA issued a unilateral administrative order to Pepco and 12 other

19 ______________________________________________________________________________

PRPs to conduct the design and actions called for in its decision. On May 12, 2003, two of the potentially liable owner/operator entities filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 2, 2003, the Bankruptcy Court confirmed a Reorganization Plan that incorporates the terms of a settlement among the debtors, the United States and a group of utility PRPs including Pepco. Under the settlement, the reorganized entity/site owner will pay a total of $13.25 million to remediate the site.

     As of December 31, 2003, Pepco had accrued $1.7 million to meet its share of the costs assigned to PRPs under these EPA rulings. At the present time, it is not possible to estimate the total extent of EPA's administrative and oversight costs or the expense associated with a site remedy ultimately acceptable to EPA. However, Pepco believes that its liability at this site will not have a material adverse effect on its financial condition or results of operations.

     In 1999, DPL entered into a de minimis settlement with EPA and paid approximately $107,000 to resolve its liability for cleanup costs at the site. The de minimis settlement did not resolve DPL's responsibility for natural resource damages, if any, at the site. DPL believes that any liability for natural resource damages at this site will not have a material adverse effect on its financial condition or results of operations.

ACE

     In June 1992, EPA identified ACE as a PRP at the Bridgeport Rental and Oil Services (BROS) Superfund Site in Logan Township, New Jersey. In September 1996, ACE along with other PRPs signed a consent decree with EPA and NJDEP to address remediation of the site. ACE's liability is limited to 0.232 percent of the aggregate remediation liability and thus far ACE has made contributions of approximately $105,000. A Phase 2 RI/FS to address groundwater and possible wetlands contamination at the site that was to have been completed in September 2003 is significantly behind schedule, so ACE is not able to predict if it may be required to make additional contributions. Based on information currently available, ACE may be required to contribute approximately an additional $52,000. ACE believes that its liability at this site will not have a material adverse effect on its financial condition or results of operations.

     In November 1991, NJDEP identified ACE as a PRP at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an administrative consent order with NJDEP to remediate the site. The soil cap remedy for the site has been completed and the NJDEP conditionally approved the report submitted by the parties on the implementation of the remedy in January 2003. In December 2003, the PRP group submitted to NJDEP for approval a Ground Water Sampling and Analysis Plan. The results of groundwater monitoring over the first year of this ground water sampling plan will help to determine the extent of post-remedy operation and maintenance costs. In March 2003, EPA demanded from the PRP group reimbursement for EPA's past costs at the site, totaling $168,789. The PRP group objected to the demand for certain costs, but agreed to reimburse EPA approximately $19,000.

20 ______________________________________________________________________________
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Pepco Holdings - None.
Pepco - None.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Part II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following table presents the dividends declared per share on the Pepco Holdings' common stock and the high and low sales prices for common stock as reported by the New York Stock Exchange during each quarter in the last two fiscal years. The New York Stock Exchange is the principal market on which Pepco Holdings' common stock is traded.

Period	Dividends Per Share	Price Range High Low
2003:
First Quarter . . . . . . . .	$ .25	$20.56	$16.73
Second Quarter . . . . . . .	.25	20.51	16.10
Third Quarter . . . . . . . .	.25	19.65	16.65
Fourth Quarter . . . . . . .	.25	19.84	17.28
	$1.00
2002:
First Quarter . . . . . . . .	$ .25	$23.69	$21.70
Second Quarter . . . . . . .	.25	23.83	19.10
Third Quarter . . . . . . . .	.25	21.88	15.37
Fourth Quarter . . . . . . .	.25	21.08	18.30
	$1.00

     Pepco's acquisition of Conectiv was consummated on August 1, 2002. Prior to that date, all reported dividends declared are those of Pepco and all reported sales prices are for the Pepco common stock. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" for information regarding restrictions on the ability of PHI and its subsidiaries to pay dividends.

At December 31, 2003, there were approximately 80,273 holders of record of the PHI common stock.
PHI Subsidiaries

     Pepco, DPL and ACE each customarily pays dividends on its common stock on a quarterly basis based on its earnings, cash flow and capital structure, and after taking into account the business plans and financial requirements of PHI and its other subsidiaries.

Pepco
All of Pepco's common stock is held by Pepco Holdings. The table below presents the aggregate amount of dividends on common stock paid by Pepco to PHI during each period.
21 _____________________________________________________________________________
Period	Aggregate Dividends
2003:
First Quarter	$15,719,809
Second Quarter	31,342,000
Third Quarter	15,000,000
Fourth Quarter	2,900,000
$64,961,809
2002:*
Third Quarter	$18,542,437
Fourth Quarter	18,470,580
$37,013,017
* Includes only dividends paid after Pepco's acquisition of Conectiv was consummated on August 1
DPL
All of DPL's common stock is held by Conectiv. The table below presents the aggregate amount of dividends on common stock paid by DPL to Conectiv during each period.
Period	Aggregate Dividends
2003:
First Quarter	$18,577,183
Second Quarter	9,116,000
Third Quarter	11,888,000
Fourth Quarter	9,507,000
$49,088,183
2002:*
Third Quarter	$ 3,629,929
Fourth Quarter	15,290,513
$18,920,442
* Includes only dividends paid after Pepco's acquisition of Conectiv was consummated on August 1, 2002
ACE
All of ACE's common stock is held by Conectiv. The table below presents the aggregate amount of dividends on common stock paid by ACE to Conectiv during each period.
Period	Aggregate Dividends
2003:
First Quarter	$ 8,223,455
Second Quarter	14,458,000
Third Quarter	18,800,000
Fourth Quarter	0
$41,481,455
2002:*
Third Quarter	$ 4,916,658
Fourth Quarter	7,166,405
$12,083,063
* Includes only dividends paid after Pepco's acquisition of Conectiv was consummated on August 1, 2002
22 _____________________________________________________________________________

Item 6. SELECTED FINANCIAL DATA
PEPCO HOLDINGS CONSOLIDATED FINANCIAL HIGHLIGHTS
	2003 (a)	2002 (a)		2001		2000		1999
	(In Millions, except Per Share Data)
Consolidated Operating Results
Total Operating Revenue	$7,271.3	4,324.5		2,371.2		2,989.3		2,443.7
Total Operating Expenses	$6,654.9	3,778.9		2,004.8		2,094.2		1,900.3
Operating Income	$616.4	545.6		366.4		895.1		543.4
Other Expenses	$429.0	190.4		105.3		192.7		172.6
Preferred Stock Dividend Requirements of Subsidiaries	$13.9	20.6		14.2		14.7		17.1
Income Before Income Tax Expense	$173.5	334.6		246.9		687.7		353.7
Income Tax Expense	$65.9	124.1		83.5		341.2		114.5
Income Before Extraordinary Item	$107.6	210.5		163.4		346.5		239.2
Extraordinary Item	$5.9	-		-		-		-
Net Income	$113.5	210.5		163.4		346.5		239.2
Redemption Premium/Expenses on Preferred Stock	$-	-		-		-		1.0
Earnings Available for Common Stock	$113.5	210.5		163.4		346.5		238.2
Common Stock Information
Basic Earnings Per Share of Common Stock Before Extraordinary Item	$.63	1.61		1.51		3.02		2.01
Basic - Extraordinary Item Per Share of Common Stock	$.03	-		-		-		-
Basic Earnings Per Share of Common Stock	$.66	1.61		1.51		3.02		2.01
Diluted Earnings Per Share of Common Stock	$.63	1.61		1.50		2.96		1.98
Diluted - Extraordinary Item Per Share of Common Stock	$.03	-		-		-		-
Diluted Earnings Per Share of Common Stock	$.66	1.61		1.50		2.96		1.98
Basic Common Shares Outstanding (Average)	$170.7	131.1		108.5		114.9		118.5
Diluted Common Shares Outstanding (Average)	$170.7	131.1		108.8		118.3		122.6
Cash Dividends Per Share of Common Stock	$1.00	1.00		1.165		1.66		1.66
Year-End Stock Price	$19.54	19.39		22.57		24.71		22.94
Book Value per Common Share	$17.48	17.62		17.00		16.82		16.12
Other Information
Investment in Property, Plant and Equipment	$10,747.2	10,625.0		4,361.9		4,284.7		6,784.3
Net Investment in Property, Plant and Equipment	$6,964.9	7,043.3	(g)	2,819.0	(g)	2,786.5	(g)	4,654.1	(g)
Total Assets	$13,311.5	13,358.0	(g)	5,442.8	(g)	7,256.8	(g)	7,051.4	(g)
Capitalization (SEC/PUHCA Method)
Short-term Debt (b)	$360.0	812.7		350.2		211.6		199.5
Long-term Debt (c)	$5,678.5	5,277.5		1,710.1		2,674.8		2,860.0
Debt issued to Financing Trust (d)	$98.0	-		-		-		-
Trust Preferred Securities (e)	$-	290.0		125.0		125.0		125.0
Preferred Stock (f)	$108.2	110.7		84.8		90.3		100.0
Shareholders' Equity	$3,003.3	2,995.8		1,823.2		1,862.5		1,910.3
Total Capitalization	$9,248.0	9,486.7		4,093.3		4,964.2		5,194.8
23 _____________________________________________________________________________________
(a)

As a result of the acquisition of Conectiv that was completed on August 1, 2002, PHI's 2003 amounts include PHI and its subsidiaries' results for the full year and its 2002 amounts include the operating results of Conectiv and its subsidiaries from August 1, 2002 through December 31, 2002. Therefore, the 2003 and 2002 amounts are not comparable with the prior years presented. For additional information, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations section, herein.

(b)	Excludes current maturities of long-term debt, capital lease obligations due within one year, and the 2003 and 2002 balances exclude Variable Rate Demand Bonds.
(c)

Excludes capital lease obligations. Includes first mortgage bonds, medium-term notes, other long-term debt, current maturities of long-term debt, and the 2003 and 2002 balances include Variable Rate Demand Bonds.

(d)	Represents debenture issued to Financing Trust and current portion of debenture issued to Financing Trust.
(e)	Company obligated mandatorily redeemable preferred securities of subsidiary trust which holds solely parent junior subordinated debentures.
(f)	Represents Mandatorily Redeemable Serial Preferred Stock, Serial Preferred Stock, and Redeemable Serial Preferred Stock.
(g)	Includes amounts reclassified from accumulated depreciation to regulatory liabilities in accordance with SFAS No. 143.
24 ______________________________________________________________________________

PEPCO CONSOLIDATED FINANCIAL HIGHLIGHTS
	2003 (a)	2002 (a)		2001		2000		1999
	(In Millions, except Per Share Data)
Consolidated Operating Results
Total Operating Revenue	$1,548.0	1,988.0		2,371.2		2,989.3		2,443.7
Total Operating Expenses	$1,289.1	1,663.1		2,004.8		2,094.2		1,900.3
Operating Income	$258.9	324.9		366.4		895.1		543.4
Other Expenses	$80.6	96.3		105.3		192.7		172.6
Distributions on Preferred Securities of Subsidiary Trust	$4.6	9.2		9.2		9.2		9.2
Income Before Income Tax Expense	$173.7	219.4		251.9		693.2		361.6
Income Tax Expense	$69.1	80.3		83.5		341.2		114.5
Net Income	$104.6	139.1		168.4		352.0		247.1
Dividends on Preferred Stock	$3.3	5.0		5.0		5.5		7.9
Redemption Expenses on Preferred Stock	$-	-		-		-		1.0
Earnings Available for Common Stock	$101.3	134.1		163.4		346.5		238.2
Common Stock Information
Basic Earnings Per Share of Common Stock	$-	-		1.51		3.02		2.01
Diluted Earnings Per Share of Common Stock	$-	-		1.50		2.96		1.98
Basic Common Shares Outstanding (Average)	-	-		108.5		114.9		118.5
Diluted Common Shares Outstanding (Average)	-	-		108.8		118.3		122.6
Cash Dividends Per Share of Common Stock	$-	1.00		1.165		1.66		1.66
Year-End Stock Price	$-	-		22.57		24.71		22.94
Book Value per Common Share	$-	-		17.00		16.82		16.12
Other Information
Investment in Property, Plant and Equipment	$4,694.5	4,550.0		4,361.9		4,284.7		6,784.3
Net Investment in Property, Plant and Equipment	$2,924.9	2,882.4	(f)	2,819.0	(f)	2,786.5	(f)	4,654.1	(f)
Total Assets	$3,717.4	3,770.4	(f)	5,442.8	(f)	7,256.8	(f)	7,051.4	(f)
Capitalization (SEC/PUHCA Method)
Short-term Debt (b)	$107.5	40.0		350.2		211.6		199.5
Long-term Debt (c)	$1,130.4	1,133.5		1,710.1		2,674.8		2,860.0
Trust Preferred Securities (d)	$-	125.0		125.0		125.0		125.0
Preferred Stock (e)	$80.3	82.8		84.8		90.3		100.0
Shareholders' Equity	$1,011.8	975.4		1,823.2		1,862.5		1,910.3
Total Capitalization	$2,330.0	2,356.7		4,093.3		4,964.2		5,194.8
(a)

On August 1, 2002 ownership of Pepco's pre-merger subsidiaries (PCI and Pepco Energy Services) was transferred to Pepco Holdings. Accordingly, the 2003 and 2002 amounts above are not comparable with the prior years presented. For additional information, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations section, herein.

(b)	Excludes current maturities of long-term debt and capital lease obligations due within one year.
(c)	Excludes capital lease obligations but includes current maturities of long-term debt.
(d)	Company obligated mandatorily redeemable preferred securities of subsidiary trust which holds solely parent junior subordinated debentures.
(e)	Represents Mandatorily Redeemable Serial Preferred Stock, Serial Preferred Stock, and Redeemable Serial Preferred Stock.
(f)	Includes amounts reclassified from accumulated depreciation to regulatory liabilities in accordance with SFAS No. 143.
25 __________________________________________________________________________________

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is contained herein, as follows:
THIS PAGE LEFT INTENTIONALLY BLANK.
27 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PEPCO HOLDINGS, INC.
CONSOLIDATED RESULTS OF OPERATIONS
Lack Of Comparability Of Operating Results With Prior Years

     The accompanying results of operations for the year ended December 31, 2003 include Pepco Holdings' and its subsidiaries' results for the full year. The results of operations for 2002 include the results of Pepco and its pre-merger subsidiaries for the entire period consolidated with the results of Conectiv and its subsidiaries starting on August 1, 2002, the date the merger was completed. Accordingly, the results of operations for 2003 and 2002, are not comparable. All amounts in the tables below are in millions.

Operating Revenue
Results for 2003 Compared to 2002

     Total consolidated operating revenue for the year ended December 31, 2003, was $7,271.3 million compared to $4,324.5 million for 2002. Intercompany revenue has been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$1,548.0	$1,533.5	$ 14.5
Conectiv Power Delivery	2,471.1	996.2	1,474.9
Conectiv Energy	2,070.6	850.2	1,220.4
Pepco Energy Services	1,066.7	826.7	240.0
Other Non-Regulated	114.9	117.9	(3.0)
Total	$7,271.3	$4,324.5
The increase in Pepco's operating revenue for 2003 primarily resulted from the following:

     Delivery revenue increased by $18.5 million for the year ended December 31, 2003. This increase results from a $19.2 million increase from a fuel tax pass through, partially offset by $.7 million decrease in Delivery revenue (revenue Pepco receives for delivering energy to its customers). The
$.7 million decrease results from a .6% decrease in delivered kilowatt-hour sales.

     SOS revenue (revenue Pepco receives for the procurement of energy by Pepco for its SOS customers) increased by $4.2 million for the year ended December 31, 2003 due to colder winter weather as heating degree days increased by 12.2%, offset by milder summer weather as cooling degree days decreased by 30.2%.

     Pepco's retail access to a competitive market for generation services was made available to all Maryland customers on July 1, 2000 and to D.C. customers on January 1, 2001. As of December 31, 2003, 14% of Pepco's Maryland customers and 11% of its D.C. customers have chosen alternate suppliers. These customers accounted for 912 megawatts of load in Maryland (of Pepco's total load of 3,439) and 970 megawatts of load in D.C. (of Pepco's total load of 2,269). As of December 31, 2002, 16% of Pepco's

28 _____________________________________________________________________________

Maryland customers and 13% of its D.C. customers have chosen alternate suppliers. These customers accounted for 1,175 megawatts of load in Maryland (of Pepco's total load of 3,369) and 1,140 megawatts of load in D.C. (of Pepco's total load of 2,326).

Other revenue decreased $8.6 million primarily due to lower capacity (megawatts) available to sell, lower capacity market rates and restructuring in the PJM market.
The 2003 amounts for Conectiv Power Delivery and Conectiv Energy represent their operations for the entire period.

     The increase in Pepco Energy Services' operating revenue during 2003 was primarily due to growth in its commodity business from sales of electricity and natural gas due to higher volumes which resulted from more commercial and industrial customers being served and higher prices due to wholesale commodity market conditions. In 2003, wholesale and retail megawatt hour sales increased by approximately 16% and wholesale and retail dekatherm sales increased by approximately 19%.

     The decrease in Other Non-Regulated operating revenue during 2003 was primarily due to a decrease of approximately $11.5 million related to revenue generated from Pepco Enterprises, Inc.'s (PEI) operations (which includes the principal operating business of two entities that provide high voltage construction and maintenance services to utilities and to other customers throughout the United States), which were transferred from PCI to Pepco Energy Services during the third quarter of 2003, as well as due to a decrease of approximately $6.0 million in revenue from various financial investments. These decreases were partially offset by higher lease portfolio revenue of approximately $14.5 million derived from new energy leveraged leases entered into during 2002.

Results for 2002 Compared to 2001

     Total consolidated operating revenue for the year ended December 31, 2002, was $4,324.5 million compared to $2,371.2 million for 2001. Intercompany revenue has been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	2002	2001	Change
Pepco	$1,533.5	$1,723.5	$(190.0)
Conectiv Power Delivery	996.2	-	996.2
Conectiv Energy	850.2	-	850.2
Pepco Energy Services	826.7	541.5	285.2
Other Non-Regulated	117.9	106.2	11.7
Total	$4,324.5	$2,371.2

     The decrease in Pepco's operating revenue during 2002 primarily resulted from a decrease of $206.9 million in standard offer service revenue due to increased customer migration to alternate suppliers during 2002. Retail access to a competitive market for generation services was made available to all Maryland customers on July 1, 2000 and to D.C. customers on January 1, 2001. At December 31, 2002, 16% of Pepco's Maryland customers and 13% of its D.C. customers have chosen alternate suppliers. These customers accounted for 1,175 megawatts of load in Maryland (of Pepco's total load of 3,369) and 1,140 megawatts of load in D.C. (of Pepco's total load of 2,326). The decrease in standard offer service revenue was partially offset by a $26.3

29 ______________________________________________________________________________________
million increase in delivery revenue due to higher delivered kilowatt hour sales from more favorable weather than experienced in 2001.

     The 2002 amounts for Conectiv Power Delivery and Conectiv Energy represent their post-merger operations for the five months of August 2002 through December 2002. The 2001 year was pre-merger and therefore no Conectiv Power Delivery or Conectiv Energy operations are included. Accordingly, the years are not comparable.

The increase in Pepco Energy Services' operating revenue during 2002 primarily resulted from growth in its retail commodity business for sales of electricity and natural gas to new customers.

     The increase in Other Non-Regulated operating revenue during 2002 was mainly due to higher lease portfolio revenue of $10.6 million derived from new energy leveraged leases entered into in late 2001 and throughout 2002.

Operating Expenses
Results for 2003 Compared to 2002

     Total consolidated operating expenses for the year ended December 31, 2003, were $6,654.9 million compared to $3,778.9 million for 2002. Intercompany expenses have been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	2003	2002	Change
Pepco	$1,300.1	$1,219.7	$ 80.4
Conectiv Power Delivery	1,590.9	649.2	941.7
Conectiv Energy	2,830.6	1,071.8	1,758.8
Pepco Energy Services	1,068.2	809.6	258.6
Other Non-Regulated	(29.9)	53.7	(83.6)
Corporate and Other	(105.0)	(25.1)	(79.9)
Total	$6,654.9	$3,778.9

     The increase in Pepco's operating expense during 2003 primarily results from the recording of a $14.5 million reserve to reflect a potential exposure related to a pre-petition receivable from Mirant, for which Pepco filed a creditor's claim in the bankruptcy proceedings, plus $15.3 million higher SOS costs. The increase also reflects $11.6 million increase for software amortization, $8.3 million increase in other taxes primarily due to higher fuel taxes. Also, there were $8.4 million of higher storm restoration expenses and $9.2 million higher pension and other post-retirement benefits.

     The 2003 amounts for Conectiv Power Delivery and Conectiv Energy represent their operations for the entire period. The 2002 amounts represent only post-merger results and therefore the periods are not comparable. Due to uncertainty in the energy markets, and current levels of capacity reserves within PJM, Conectiv Energy cancelled an order for four GE combustion turbines (CTs) in the first quarter of 2003. As a result, during the first quarter of 2003, Pepco Holdings recognized a net pre-tax write-off of $50.1 million ($29.5 million after-tax). Additionally, Conectiv Energy lost $44 million ($27 million after-tax) resulting from net trading losses prior to the cessation of proprietary trading. Additionally, during the fourth quarter of 2003 a net pre-tax CT impairment charge of $3.2 million ($1.7 million after-tax) was recorded.

30 _____________________________________________________________________________

     The increase in Pepco Energy Services' operating expenses during 2003 primarily resulted from growth in its retail commodity business for sales of electricity and natural gas due to higher volumes which resulted from more commercial and industrial customers being served and higher prices due to wholesale commodity market conditions.

     The decrease in Other Non-Regulated operating expenses during 2003 primarily results from the $68.8 million pretax gain from the sale of Edison Place, which was treated as an offset against operating expenses. Additionally, operating expenses during 2003 decreased by approximately $8.4 million due to the transfer of PEI to Pepco Energy Services in the third quarter of 2003. The decreases were partially offset by an $8.1 million ($5.2 million after-tax) net impairment charge recorded during the fourth quarter of 2003 related to PCI's aircraft portfolio.

     "Corporate and Other" primarily includes two purchase accounting adjustments made in 2003. During the first quarter of 2003, a loss was recognized on the CT contract cancellation of $57.9 million before tax ($34.6 million after-tax). Then in the fourth quarter of 2003, a pretax CT impairment charge of $29.6 million ($19.2 million after-tax) was recorded on additional assets.

Results for 2002 Compared to 2001

     Total consolidated operating expenses for the year ended December 31, 2002, were $3,778.9 million compared to $2,004.8 million for 2001. Intercompany expenses have been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	2002	2001	Change
Pepco	$1,219.7	$1,334.4	$ (114.7)
Conectiv Power Delivery	649.2	-	649.2
Conectiv Energy	1,071.8	-	1,071.8
Pepco Energy Services	809.6	524.1	285.5
Other Non-Regulated	53.7	146.3	(92.6)
Corporate and Other	(25.1)	-	(25.1)
Total	$3,778.9	$2,004.8

     The decrease in Pepco's operating expenses during 2002 resulted primarily from a $179.7 million decrease in fuel and purchased energy expense due to less energy purchased because of increased customer migration. This decrease was partially offset by an increase in other operation and maintenance expense of $13.8 million due mainly to an increase in employee benefits and vacation liability accrual as well as from a general increase in power delivery expenses, an increase in other taxes of $11.7 million due to higher Maryland property and delivery taxes, and an increase of $8.5 million in depreciation expense. Additionally, Pepco's 2001 operating expenses included a $29.3 million gain that resulted from the sale of Pepco's interest in the Conemaugh generating station in 2001.

     The 2002 amounts for Conectiv Power Delivery and Conectiv Energy represent their post-merger operations for the five months of August 2002 through December 2002. The 2001 year was pre-merger and therefore no Conectiv Power Delivery or Conectiv Energy operations are included. Accordingly, the years are not comparable.

31 _____________________________________________________________________________

     The increase in Pepco Energy Services' operating expenses during 2002 primarily resulted from growth in its retail commodity business and due to the fact that 2002 reflected a full year of operations from businesses acquired in 2001.

     The decrease in Other Non-Regulated operating expenses during 2002 primarily resulted from a $20.5 million decrease in depreciation expense incurred as a result of fewer aircraft on operating leases in 2002 and due to the fact that in 2001 PCI recognized a total of $65.5 million (pre-tax) in impairment write-downs related to its aircraft portfolio and other investments.

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

Other Income (Expenses)
Results for 2003 Compared to 2002
Total consolidated other (expenses) for the year ended December 31, 2003, were $(429.0) million compared to $(190.4) million for 2002. A detail of these amounts is as follows:
	2003	2002	Change
Pepco	$ (69.2)	$ (71.6)	$(2.4)
Conectiv Power Delivery	(82.4)	(25.9)	56.5
Conectiv Energy	(10.8)	(5.0)	5.8
Pepco Energy Services	4.1	(1.0)	(5.1)
Other Non-Regulated	(146.8)	(52.0)	94.8
Corporate and Other	(123.9)	(34.9)	89.0
Total	$(429.0)	$(190.4)

     The decrease in Pepco's other expenses during 2003 primarily resulted from a $8.1 million decrease in interest expense due to lower debt outstanding, partially offset by a $6.2 million increase in interest expense due to distributions on mandatorily redeemable serial preferred securities that in accordance with SFAS No. 150 were reclassified to interest expense commencing in the third quarter of 2003.

     The 2003 amounts for Conectiv Power Delivery and Conectiv Energy represent their operations for the entire period. The 2002 amounts represent only post-merger results and therefore the periods are not comparable.

     The increase in Other Non Regulated operating expense for the year ended 2003 primarily includes an impairment charge of $102.6 million ($66.7 million after-tax) related to Pepco Holding's investment in Starpower. Because of the distressed telecommunications market and the changed expectations of Starpower's future performance, Pepco Holdings determined that its investment in Starpower was impaired at December 31, 2003.

"Corporate and other" in 2003 primarily represents unallocated Pepco Holdings' capital costs, incurred as a result of long-term acquisition financing entered into in late 2002.
32 _____________________________________________________________________________
Results for 2002 Compared to 2001
Total consolidated other (expenses) for the year ended December 31, 2002, were ($190.4) million compared to ($105.3) million for 2001. A detail of these amounts is as follows:
	2002	2001	Change
Pepco	$ (71.6)	$ (48.8)	$22.8
Conectiv Power Delivery	(25.9)	-	25.9
Conectiv Energy	(5.0)	-	5.0
Pepco Energy Services	(1.0)	1.4	2.4
Other Non-Regulated	(52.0)	(57.9)	(5.9)
Corporate and Other	(34.9)	-	34.9
Total	$(190.4)	$(105.3)

     The increase in Pepco's other (expenses) during 2002 primarily resulted from a $37.1 million decrease in interest income earned due to lower proceeds remaining to invest from Pepco's generating asset divestitures. This increase was partially offset by a decrease of $21.8 million in interest expense due to lower debt balances outstanding during 2002.

     The 2002 amounts for Conectiv Power Delivery and Conectiv Energy represent their post-merger operations for the five months of August 2002 through December 2002. The 2001 year was pre-merger and therefore no Conectiv Power Delivery or Conectiv Energy operations are included. Accordingly, the years are not comparable.

     The decrease in Other Non-Regulated other (expenses) during 2002 primarily resulted from $18.1 million in reduced equity losses on Pepcom's investment in Starpower due to its improved margins, lower selling and administrative expenses, and the favorable impact of the termination of the requirement to amortize goodwill, partially offset by lower income of approximately $9 million earned on other investments.

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

Income Tax Expense (Benefit)
Results for 2003 Compared to 2002
Total consolidated income tax expense for the year ended December 31, 2003, was $65.9 million compared to $124.1 million for 2002. A detail of these amounts is as follows:
	2003	2002	Change
Pepco	$69.1	$ 81.7	$(12.6)
Conectiv Power Delivery	63.7	20.1	43.6
Conectiv Energy	(51.1)	19.4	(70.5)
Pepco Energy Services	0.7	3.8	(3.1)
Other Non-Regulated	(10.6)	(7.3)	(3.3)
Corporate and Other	(5.9)	6.4	(12.3)
Total	$65.9	$124.1
33 _____________________________________________________________________________

     Pepco Holdings effective tax rate in 2003 and 2002 was 37% as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow through Deferred Investment Tax Credits and the tax benefits related to certain leveraged leases.

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

     The 2002 amounts for Conectiv Power Delivery and Conectiv Energy represent their post-merger operations for the five months of August 2002 through December 2002. The 2001 year was pre-merger and therefore no Conectiv Power Delivery or Conectiv Energy operations are included. Accordingly, the years are not comparable.

Income tax expense for Pepco Energy Services remained relatively stable between years.

     The decrease in Other Non-Regulated income tax (benefit) during 2002 primarily resulted from the approximately $22.9 million tax benefit derived in 2001 from one-time impairment write-downs associated with the aircraft portfolio and other investments, approximately $5.7 million in tax benefits in 2001 from reduced losses at Pepcom, and a $7.4 million increase in taxes in 2002 derived from lower tax depreciation expense.

CAPITAL RESOURCES AND LIQUIDITY
This section discusses Pepco Holdings' capital structure, financing activity, cash flow activity, capital spending plans and other uses of capital and sources of capital.
34 ______________________________________________________________________________
Capital Structure

     The components of Pepco Holdings' capital structure, expressed as a percentage of total capitalization (including short-term debt and current maturities of long-term debt) is shown below as of December 31, 2003 and 2002 (Dollars in Millions).

	2003		2002
Common Shareholders' Equity	$3,003.3	34.7%	$2,995.8	33.1%
Preferred Stock (a)	108.2	1.2%	110.7	1.2%
Trust Preferred Securities (b)	-	-%	290.0	3.2%
Debentures Issued to Financing Trust (c)	98.0	1.1%	-	-%
Long-Term Debt (d)	5,101.3	58.8%	4,837.7	53.5%
Short-Term Debt (e)	360.0	4.2%	812.7	9.0%
Total	$8,670.8	100.0%	$9,046.9	100.0%
(a)	Represents Mandatorily Redeemable Serial Preferred Stock, Serial Preferred Stock, and Redeemable Serial Preferred Stock
(b)	Represents company obligated mandatorily redeemable preferred securities of subsidiary trust which holds solely parent junior subordinated debentures
(c)	Represents debentures issued to financing trusts and current portion of debentures issued to financing trusts.
(d)

Excludes capital lease obligations and transition bonds issued by ACE Funding. Includes first mortgage bonds, medium term notes, other long-term debt (other than debt issued by ACE Funding), current maturities of long-term debt (other than debt issued by ACE Funding), and Variable Rate Demand Bonds.

(e)	Excludes current maturities of long-term debt, capital lease obligations due within one year, and Variable Rate Demand Bonds.
Set forth below is a summary of long-term financing activity during 2003 for Pepco Holdings and its subsidiaries.
Pepco Holdings issued 1,787,087 shares of common stock under its Shareholder Dividend Reinvestment Plan and various benefit plans. The proceeds from the issuances were added to PHI's general funds.
Pepco Holdings issued $700 million of unsecured long-term debt with maturities ranging from 1 year to 7 years. Proceeds of approximately $696 million were used to repay short-term debt.

     Pepco issued $200 million of secured senior notes that mature in 2013. Proceeds of approximately $198 million were used to refinance previously issued higher interest trust preferred securities of $125 million and to repay short-term debt of $73 million.

     DPL issued $33.2 million of tax-exempt bonds through the Delaware Economic Development Authority. These tax-exempt bonds have maturities ranging from 5 to 35 years. Proceeds of approximately $33 million were used to refinance previously issued higher interest tax-exempt bonds.

     ACE Funding issued $152 million of Transition Bonds with maturities ranging from 8 to 17 years. Proceeds of approximately $151 million will be used to recover the stranded costs associated with an ACE generation asset and transaction costs.

35 ______________________________________________________________________________

     Conectiv Bethlehem, LLC, a subsidiary of Conectiv Energy, borrowed $148.2 million under a credit agreement established to finance the construction of the mid-merit power plant located in Bethlehem, Pennsylvania.

Working Capital

     At December 31, 2003, Pepco Holdings' current assets on a consolidated basis totaled $1.6 billion, whereas current liabilities totaled $2.1 billion. Current liabilities include $.4 billion in long-term debt due within one year and an additional $.5 billion of short-term debt. The following is an analysis of Pepco Holdings' short-term debt as of December 31, 2003 and 2002.

	As of December 31, 2003 ($ in Millions)
Type	PHI	Pepco	DPL	ACE	ACE Funding	Conectiv Energy	PCI	Conectiv	Pepco Holdings Consolidated
Variable Rate Demand Bonds	$ -	$ -	$ 104.8	$22.6	$ -	$ 31.0	$ -	$ -	$158.4
Current Portion of Long-Term Debt	200.0	-	7.0	11.0	25.9	-	86.0	50.0	379.9
Construction Loan	-	-	-	-	-	310.0	-	-	310.0
Floating Rate Note	-	50.0	-	-	-	-	-	-	50.0
Commercial Paper	-	-	-	-	-	-	-	-	-
Total	$200.0	$50.0	$111.8	$33.6	$25.9	$341.0	$86.0	$50.0	$898.3
	As of December 31, 2002 ($ in Millions)
Type	PHI	Pepco	DPL	ACE	ACE Funding	Conectiv Energy	PCI	Conectiv	Pepco Holdings Consolidated
Variable Rate Demand Bonds	$ -	$ -	$ 104.8	$22.6	$ -	$ 31.0	$ -	$ -	$ 158.4
Current Portion of Long-Term Debt	-	50.0	87.2	70.2	14.4	-	134.5	50.0	406.3
Construction Loan	-	-	-	-	-	161.8	-	-	161.8
Floating Rate Note	-	-	-	-	-	-	-	200.0	200.0
Commercial Paper	410.9	40.0	-	-	-	-	-	-	450.9
Total	$410.9	$90.0	$192.0	$92.8	$14.4	$192.8	$134.5	$250.0	$1,377.4
Cash Flow Activity

     During 2003, $661.4 million in cash was provided from operating activities, $232.5 million in cash was used by investing activities, and $411.1 million of cash was used by financing activities, resulting in an increase of $17.8 million in cash and cash equivalents during the year to $100.3 million. At December 31, 2002, cash and cash equivalents were $82.5 million.

Because the purchase method of accounting was used to record the August 1, 2002 acquisition of Conectiv by Pepco, PHI's cash flow activities during the years 2003, 2002, and 2001 are not comparable.
36 _____________________________________________________________________________
Capital Requirements
Construction Expenditures

     Pepco Holdings' construction expenditures for the year ended December 31, 2003 totaled $592 million of which $392 million was related to its power delivery businesses and the remainder related to Conectiv Energy. For the five-year period 2004 through 2008, total construction expenditures are projected to be approximately $2.0 billion, of which approximately $1.9 billion is related to the power delivery businesses. This amount includes estimated costs for environmental compliance by PHI's subsidiaries. See Item 1 -- "Business -- Environmental Matters." Pepco Holdings expects to fund these expenditures through internally generated cash from the power delivery businesses.

Dividends

     Pepco Holdings' annual dividend rate on its common stock is determined by the Board of Directors on a quarterly basis and takes into consideration, among other factors, current and possible future developments that may affect PHI's income and cash flows. PHI's Board of Directors declared quarterly dividends of 25 cents per share of common stock payable on March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003.

     Under PUHCA, PHI is prohibited, without SEC approval, from paying dividends on its common stock from capital or unearned surplus. PHI generates no operating income of its own. Accordingly, its ability to pay dividends to its shareholders depends on dividends received from its subsidiaries. In addition to their future financial performance, the ability of PHI's direct and indirect subsidiaries to pay dividends is subject to limits imposed by: (i) state corporate and regulatory laws, which impose limitations on the funds that can be used to pay dividends and, in the case of regulatory laws, as applicable, may require the prior approval of the relevant utility regulatory commissions before dividends can be paid; (ii) PUHCA, which prohibits a subsidiary of a registered public utility holding company from paying a dividend out of capital or unearned surplus without the prior approval of the SEC; (iii) the prior rights of holders of existing and future preferred stock, mortgage bonds and other long-term debt issued by the subsidiaries, and any other restrictions imposed in connection with the incurrence of liabilities, and (iv) certain provisions of the charters of Pepco, DPL and ACE, which impose restrictions on payment of common stock dividends for the benefit of preferred stockholders.

     Pepco's articles of incorporation and DPL's certificate and articles of incorporation each contains provisions restricting the amount of dividends that can be paid on common stock when preferred stock is outstanding if the applicable company's capitalization ratio is less than 25%. For this purpose, the capitalization ratio is equal to (i) common stock capital plus surplus, divided by (ii) total capital (including long-term debt) plus surplus. In addition, DPL's certificate and articles of incorporation and ACE's certificate of incorporation each provides that if preferred stock is outstanding, no dividends may be paid on common stock if, after payment, the applicable company's common stock capital plus surplus would be less than the involuntary liquidation value of the outstanding preferred stock. Currently, none of these charter restrictions limits the ability of Pepco, DPL or ACE to pay dividends.

37 _____________________________________________________________________________
Pension Funding

     Pepco Holdings has a noncontributory retirement plan (the Retirement Plan) that covers substantially all employees of Pepco, DPL, ACE and certain employees of other Pepco Holdings' subsidiaries. Following the consummation of the acquisition of Conectiv by Pepco on August 1, 2002, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Retirement Plan on December 31, 2002. The provisions and benefits of the merged Retirement Plan applicable to Pepco employees are identical to those in the original Pepco plan and the provisions and benefits applicable to DPL and ACE employees are identical to those in the original Conectiv plan.

     As of the 2003 valuation, the Retirement Plan satisfied the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. However, PHI's funding policy with regard to the Retirement Plan is to maintain a funding level in excess of 100% of its accrued benefit obligation. In 2003 and 2002, PHI made discretionary tax-deductible cash contributions to the Retirement Plan in accordance with its funding policy.

     In 2003, the accumulated benefit obligation for the Retirement Plan increased over 2002, primarily due to a decrease in the discount rate used to value the accumulated benefit obligation, which reflected the declining interest rate environment in 2003. However, the financial markets experienced a recovery during 2003, and the Retirement Plan assets achieved returns in excess of the levels assumed in the valuation. As a result of the combination of these factors, in October 2003 PHI contributed a total of $50 million (of which $30 million was funded by Pepco and $20 million funded by ACE) to the Retirement Plan. The contribution was made to ensure that under reasonable assumptions, the funding level at year end would be in excess of 100% of the accrued benefit obligation. In 2002, PHI contributed a total of $35 million (all of which was funded by Pepco) to the Retirement Plan. PHI currently estimates that no contributions will be required in 2004 to maintain a funding level in excess of 100% of the accumulated benefit obligation.

Contractual Obligations And Commercial Commitments
Summary information about Pepco Holdings' consolidated contractual obligations and commercial commitments at December 31, 2003, is as follows:
	Contractual Maturity
Obligation	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in Millions)
Short-term debt	$ 360.0	$ 360.0	$ -	$ -	$ -
Variable rate demand bonds	158.4	158.4	-	-	-
Long-term debt	5,520.1	379.9	947.7	1,151.1	3,041.4
Preferred stock subject to mandatory redemption	45.0	2.5	5.0	37.5	-
Capital and operating leases	392.6	41.7	84.6	84.8	181.5
Purchase power contracts	1,713.8	465.9	762.9	485.0	-
Total	$8,189.9	$1,408.4	$1,800.2	$1,758.4	$3,222.9
38 _____________________________________________________________________________
Third Party Guarantees, Indemnifications and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of December 31, 2003, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	Conectiv	PCI	Total
Energy marketing obligations of Conectiv Energy (1)	$118.3	$19.2	$ -	$137.5
Energy procurement obligations of Pepco Energy Services (1)	6.6	-	-	6.6
Standby letters of credit of Pepco Holdings (2)	12.7	-	-	12.7
Guaranteed lease residual values (3)	-	5.4	-	5.4
Loan agreement (4)	13.1	-	-	13.1
Construction performance guarantees (5)	-	4.6	-	4.6
Other (6)	14.9	4.3	5.8	25.0
Total	$165.6	$33.5	$5.8	$204.9
1.

Pepco Holdings and Conectiv have contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including requirements under BGS contracts for ACE.

2.

Pepco Holdings has issued standby letters of credit of $12.7 million on behalf of subsidiary operations related to Conectiv Energy's competitive energy activities and third party construction performance. These standby letters of credit were put into place in order to allow the subsidiaries the flexibility needed to conduct business with counterparties without having to post substantial cash collateral. While the exposure under these standby letters of credit is $12.7 million, Pepco Holdings does not expect to fund the full amount.

3.

Subsidiaries of Conectiv have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of December 31, 2003, obligations under the guarantees were approximately $5.4 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantee have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, PHI believes the likelihood of requiring payment under the guarantee is remote.

39 _____________________________________________________________________________
4.

Pepco Holdings has issued a guarantee on behalf of a subsidiary's 50% unconsolidated investment in a limited liability company for repayment of borrowings under a loan agreement of approximately $13.1 million.

5.	Conectiv has performance obligations of $4.6 million relating to obligations to third party suppliers of equipment.
6.	Other guarantees comprise:
	o	Pepco Holdings has guaranteed payment of a bond issued by a subsidiary of $14.9 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
	o	Conectiv has guaranteed a subsidiary building lease of $4.3 million. PHI does not expect to fund the full amount of the exposure under the guarantee.
o

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower. In addition, PCI has agreed to indemnify RCN for 50% of any payments RCN makes under Starpower's franchise and construction performance bonds.  As of December 31, 2003, the guarantees cover the remaining $3.7 million in rental obligations and $2.1 million in franchise and construction performance bonds issued.

     In addition, in connection with the Conectiv Bethlehem revolving credit agreement, Conectiv provides a guarantee associated with Conectiv Energy's agreement to purchase energy and capacity from Conectiv Bethlehem and other guarantees related to obligations of Pepco Holdings subsidiaries under agreements related to constructing and operating the Conectiv Bethlehem mid-merit plant. Generally, Conectiv's guarantee obligations do not exceed the amount of the debt outstanding under the credit agreement and do not guarantee Conectiv Bethlehem's obligation to repay the debt. As of December 31, 2003, the outstanding balance under the Conectiv Bethlehem credit facility was $310 million.

     Pepco Holdings and certain of its subsidiaries have entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These indemnification agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants set forth in the agreements. Typically, claims may be made by third parties under these indemnification agreements over various periods of time depending on the nature of the claim. The maximum potential exposure under these indemnification agreements can range from a specified dollar amount to an unlimited amount depending on the nature of the claim and the particular transaction. The total maximum potential amount of future payments under these indemnification agreements is not estimable due to several factors, including uncertainty as to whether or when claims may be made under these indemnities.

Contractual Arrangements with Credit Rating Triggers or Margining Rights

     Under certain contractual arrangements entered into by PHI's subsidiaries in connection with competitive energy and other transactions, the affected company may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit ratings of the applicable company are downgraded one or more levels. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. As

40 _____________________________________________________________________________

of December 31, 2003, a one-level downgrade in the credit rating of PHI and all of its affected subsidiaries would have required PHI and such subsidiaries to provide aggregate cash collateral or letters of credit of approximately up to $92 million. An additional approximately $290 million of aggregate cash collateral or letters of credit would have been required in the event of subsequent downgrades to below investment grade.

     Many of the contractual arrangements entered into by PHI's subsidiaries in connection with competitive energy activities include margining rights pursuant to which the PHI subsidiary or a counterparty may request collateral if the market value of the contractual obligations reaches levels that are in excess of the credit thresholds established in the applicable arrangements. Pursuant to these margining rights, the affected PHI subsidiary may receive, or be required to post, collateral due to energy price movements. As of December 31, 2003, Pepco Holdings' subsidiaries engaged in competitive energy activities were in receipt of (a net holder of) cash collateral in the amount of $22.8 million in connection with their competitive energy activities.

Environmental Remediation Obligations

     PHI's accrued liabilities as of December 31, 2003 include approximately $24.8 million, of which $5.5 million is expected to be incurred in 2004, for potential cleanup and other costs related to sites at which an operating subsidiary is a potentially responsible party, is alleged to be a third-party contributor, or has made a decision to clean up contamination on its own property. For information regarding projected expenditures for environmental control facilities, see "Business -- Environmental Matters." The principal environmental remediation obligations as of December 31, 2003, were:

•

$8.3 million, of which $1.3 million is expected to be incurred in 2004, payable by DPL for remediation and other costs associated with environmental contamination that resulted from an oil release at the Indian River power plant that was sold on June 22, 2001, reflecting the terms of a related consent agreement reached with the Delaware Department of Natural Resources and Environmental Control during 2001.

•

As a result of the discontinuation of the second competitive bidding process for ACE's fossil fuel-fired generating stations, ACE anticipates that it will incur costs of approximately $7 million and $2.6 million, respectively, in environmental remediation costs associated with its Deepwater Generating Station and its B.L. England Generating Station. ACE established a $7 million reserve for the Deepwater-related portion of these remediation costs. In March 2004, ACE transferred the ownership of the Deepwater generation plant, along with the reserve for Deepwater-related remediation costs to Conectiv Energy which has assumed responsibility for the remediation at Deepwater. ACE continues to be responsible for the B.L. England-related remediation costs. In 2004, Conectiv Energy expects to incur approximately $650,000 in such costs associated with Deepwater and Ace expects to incur $650,000 million in such costs associated with B.L. England.

•

ACE anticipates that costs of cleanup, remediation and restoration in response to a December 2003 oil release at B.L. England will be approximately $1.2 million, of which $750,000 has been accrued as a liability. ACE expects to incur $750,000 associated with the B.L. England oil release in 2004.

•	$1.7 million accrued by Pepco to meet its share of the costs associated with remediation of the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania.
41 _____________________________________________________________________________
Sources Of Capital

     Pepco Holdings' sources to meet its long-term funding needs, such as capital expenditures and new investments, and its short-term funding needs, such as working capital and the temporary funding of long-term funding needs, include internally generated funds, securities issuances and bank financing under new or existing facilities. PHI's ability to generate funds from its operations and to access capital and credit markets is subject to risks and uncertainties. See "Risk Factors" for a discussion of important factors that may impact these sources of capital.

Internally Generated Cash

     The primary source of Pepco Holdings' internally generated funds is the cash flow generated by its regulated utility subsidiaries in the power delivery business. A discussion of cash flows for 2003 is included above.

Short-Term Funding Sources

     Pepco Holdings and its regulated utility subsidiaries have traditionally used a number of sources to fulfill short-term funding needs, such as commercial paper, short-term notes and bank lines of credit. Proceeds from short-term borrowings are used primarily to meet working capital needs but may also be used to temporarily fund long-term capital requirements.

     Pepco Holdings maintains an ongoing commercial paper program of up to $700 million. Pepco, DPL, and ACE have ongoing commercial paper programs of up to $300 million, up to $275 million, and up to $250 million, respectively. The commercial paper notes can be issued with maturities up to 270 days from the date of issue.

     In July 2003, Pepco Holdings, Pepco, DPL and ACE entered into (i) a three-year working capital credit facility with an aggregate credit limit of $550 million and (ii) a 364-day working capital credit facility with an aggregate credit limit of $550 million. Pepco Holdings' credit limit under these facilities is $700 million, and the credit limit of each of Pepco, DPL and ACE under these facilities is the lower of $300 million and the maximum amount of short-term debt authorized by the appropriate state commission, except that the aggregate amount of credit utilized by Pepco, DPL and ACE at any given time under these facilities may not exceed $400 million. Funds borrowed under these facilities are available for general corporate purposes. Either credit facility also can be used as credit support for the commercial paper programs of the respective companies. The three-year and 364-day credit agreements contain customary financial and other covenants that, if not satisfied, could result in the acceleration of repayment obligations under the agreements or restrict the ability of the companies to borrow under the agreements. Among these covenants is the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreements. As of December 31, 2003, the applicable ratios for Pepco Holdings, Pepco, DPL and ACE were 60.0%. 55.0%, 48.4% and 47.9%, respectively. The credit agreements also contain a number of customary events of default that could result in the acceleration of repayment obligations under the agreements, including (i) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreements) of Pepco

42 _____________________________________________________________________________
Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE.

     Conectiv Bethlehem entered into a credit agreement with various banks and financial institutions in June 2002 in connection with the construction of the Bethlehem mid-merit power plant. Under this agreement, Conectiv Bethlehem may borrow up to $365 million as a construction loan and convert the construction loan to a term loan after completing the construction and testing of its mid-merit power plant. Conectiv Bethlehem expects that the construction loan will convert to a term loan in 2004 and that the term loan period will be approximately two years. Borrowings under the credit agreement bear interest at a variable interest rate and are secured by a lien on the membership interests of Conectiv Bethlehem and all tangible, intangible and real property of Conectiv Bethlehem. Conectiv Bethlehem entered into an interest rate swap agreement which effectively converted the variable interest rate on 75% of the expected loan balance to a fixed rate of 4.15%. As of December 31, 2003, the outstanding balance under the credit agreement was $310 million. The credit agreement contains a number of events of default, including defaults by Conectiv or Conectiv Bethlehem on other debt, events of bankruptcy, Conectiv Bethlehem's loss of collateral, defaults by Conectiv Bethlehem under agreements related to the project such as the power purchase agreement between Conectiv Energy and Conectiv Bethlehem, and material adverse changes in Conectiv Bethlehem's regulatory status.

Long-Term Funding Sources

     The sources of long-term funding for PHI and its subsidiaries are the issuance of debt and equity securities and borrowing under long-term credit agreements. Proceeds from long-term financings are used primarily to fund long-term capital requirements, such as capital expenditures and new investments, and to refund or refinance existing securities.

PUHCA Restrictions

     Because Pepco Holdings is a public utility holding company registered under PUHCA, it must obtain SEC approval to issue securities. PUHCA also prohibits Pepco Holdings from borrowing from its subsidiaries. Under an SEC Financing Order dated July 31, 2002 (the Financing Order), Pepco Holdings is authorized to issue equity, preferred securities and debt securities in an aggregate amount not to exceed $3.5 billion through an authorization period ending June 30, 2005, subject to a ceiling on the effective cost of these funds. Pepco Holdings is also authorized to enter into guarantees to third parties or otherwise provide credit support with respect to obligations of its subsidiaries for up to $3.5 billion. Of this amount, only $1.75 billion may be on behalf of subsidiaries engaged in energy marketing activities.

     Pepco Holdings may issue common stock to satisfy its obligations under its Shareholder Dividend Reinvestment Plan and various employee benefit plans. Under the Financing Order, Pepco Holdings is limited to issuing no more than an aggregate of 20 million shares of common stock under its Shareholder Dividend Reinvestment Plan and employee benefit plans during the period ending June 30, 2005.

     The Financing Order requires that, in order to issue debt or equity securities, including commercial paper, Pepco Holdings must maintain a ratio of common stock equity to total capitalization (consisting of common stock, preferred stock, if any, long-term debt and short-term debt) of at least 30 percent. At December 31, 2003, Pepco Holdings' common equity ratio was 32.5 percent. The Financing Order also requires that all rated securities issued

43 _____________________________________________________________________________

by Pepco Holdings be rated "investment grade" by at least one nationally recognized rating agency. Accordingly, if Pepco Holdings' common equity ratio were less than 30 percent or if no nationally recognized rating agency rated a security investment grade, Pepco Holdings could not issue the security without first obtaining an amendment to the Financing Order from the SEC.

     If an amendment to the Financing Order is required to enable Pepco Holdings or any of its subsidiaries to effect a financing, there is no certainty that such an amendment could be obtained or as to the timing of SEC action. The failure to obtain timely relief from the SEC, in such circumstances, could have a material adverse effect on the financial condition of Pepco Holdings and its subsidiaries.

The foregoing financing limitations also generally apply to Pepco, DPL, ACE and certain other Pepco Holdings' subsidiaries.
Money Pool

     Pepco Holdings has received SEC authorization under PUHCA to establish the Pepco Holdings system money pool. The money pool is a cash management mechanism used by Pepco Holdings to manage the short-term investment and borrowing requirements of the PHI subsidiaries that participate in the money pool. Pepco Holdings may invest in but not borrow from the money pool. Eligible subsidiaries with surplus cash may deposit those funds in the money pool. Deposits in the money pool are guaranteed by Pepco Holdings. Eligible subsidiaries with cash requirements may borrow from the money pool. Borrowings from the money pool are unsecured. Depositors in the money pool receive, and borrowers from the money pool pay, an interest rate based primarily on Pepco Holdings' short-term borrowing rate. Pepco Holdings deposits funds in the money pool to the extent that the pool has insufficient funds to meet the borrowing needs of its participants, which may require Pepco Holdings to borrow funds for deposit from external sources. Consequently, Pepco Holdings' external borrowing requirements fluctuate based on the amount of funds required to be deposited in the money pool.

REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. As part of the sale, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries (collectively, Mirant). On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court). Under bankruptcy law, a debtor generally may, with authorization from a bankruptcy court, assume or reject executory contracts. A rejection of an executory contract entitles the counterparty to file a claim as an unsecured creditor against the bankruptcy estate for damages incurred due to the rejection of the contract. In a bankruptcy proceeding, a debtor can normally restructure some or all of its pre-petition liabilities.

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco Holdings and Pepco. However, management currently believes that Pepco Holdings and Pepco currently have sufficient cash, cash flow and borrowing capacity under their credit facilities and in the capital markets

44 _____________________________________________________________________________

to be able to satisfy the additional cash requirements that are expected to arise due to the Mirant bankruptcy. Accordingly, management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco Holdings or Pepco to fulfill their contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of either company.

Transition Power Agreements

     As part of the asset purchase and sale agreement for the Pepco generation assets (the Asset Purchase and Sale Agreement), Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the TPAs). Under these agreements, Mirant was obligated to supply Pepco with all of the capacity and energy needed to fulfill its standard offer service obligations in Maryland through June 2004 and its standard offer service obligations in the District of Columbia into January 2005, in each case at rates that were lower than the rates that Pepco charges to its customers. The original rates under the TPAs were less than the prevailing market rates.

     At the time Mirant filed for bankruptcy, the purchase prices for energy and capacity under the TPAs were below the prevailing market rates. To avoid the potential rejection of the TPAs Pepco and Mirant Corporation and its affiliate Mirant Americas Energy Marketing, LP (the Mirant Parties) entered into a settlement agreement, which was approved by the Bankruptcy Court on November 19, 2003 (the Settlement Agreement). Pursuant to the Settlement Agreement, the Mirant Parties have assumed both of the TPAs and the TPAs have been amended, effective October 1, 2003, to increase the purchase price of energy thereunder as described below. The Settlement Agreement also provides that Pepco has an allowed, pre-petition general unsecured claim against each of the Mirant Parties in the amount of $105 million (the Pepco TPA Claim), and has the right to assert the Pepco TPA Claim against other Mirant debtors. On December 15, 2003, Pepco filed Proofs of Claim in the amount of $105 million against the appropriate Mirant debtors.

     In accordance with the Settlement Agreement, the purchase price of energy under the TPAs has increased from $35.50 to $41.90 per megawatt hour during summer months (May 1 through September 30) and from $25.30 to $31.70 per megawatt hour during winter months (October 1 through April 30) under the District of Columbia TPA and has increased from $40.00 to $46.40 per megawatt hour during summer months and from $22.20 to $28.60 per megawatt hour during winter months under the Maryland TPA. Under the amended TPAs, the purchase prices paid by Pepco for capacity in the District of Columbia and Maryland remain $3.50 per megawatt hour and the charge paid by Pepco for certain ancillary services remain $.50 per megawatt hour. The amendments to the TPAs have resulted in an increase in the average purchase price to Pepco for energy from approximately 3.4 cents per kilowatt hour under the original terms of the TPAs to an average purchase price of approximately 4.0 cents per kilowatt hour. The revenues produced by the currently approved tariff rates that Pepco charges its customers for providing standard offer service average approximately 4.1 cents per kilowatt hour.

     Pepco estimates that, as a result of the price increases, it will pay Mirant an additional $105 million for the purchase of energy beginning October 1, 2003 through the remaining terms of the TPAs. These payments will be offset by a reduction of payments by Pepco to customers for the period 2003 through 2006 of approximately $45 million pursuant to the generation procurement credit established pursuant to regulatory settlements entered

45 _____________________________________________________________________________

into in the District of Columbia and Maryland under which Pepco and its customers share any margin between the price paid by Pepco to procure standard offer service and the price paid by customers for standard offer service. As a result, Pepco currently anticipates that it will incur a net additional cash outlay of approximately $60 million due to the amendments of the respective TPAs. The foregoing estimates are based on current service territory load served by competitive suppliers and by standard offer service and does not include financing costs, all of which could be subject to fluctuation.

     The amount, if any, that Pepco will be able to recover from the Mirant bankruptcy estate in respect of the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate. No receivable has been recorded in Pepco's accounting records in respect of the Pepco TPA Claim. Any recovery would be shared with customers pursuant to the generation procurement credit.

Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison (FirstEnergy), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the FirstEnergy PPA). Under an agreement with Panda, entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the Panda PPA). In each case, the purchase price is substantially in excess of current market prices. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated, among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs (the PPA-Related Obligations).

Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due to Pepco in respect of the PPA-Related Obligations (the Mirant Pre-Petition Obligations). The Mirant Pre-Petition Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco has filed Proofs of Claim in the Mirant bankruptcy proceeding in the amount of approximately $26 million to recover this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. The $3 million difference between Mirant's unpaid obligation to Pepco and the $26 million Proofs of Claim filed by Pepco primarily represents a TPA settlement adjustment which is included in the $105 million Proofs of Claim filed by Pepco on December 15, 2003 against the Mirant debtors. In view of this uncertainty, Pepco, in the third quarter of 2003, expensed $14.5 million ($8.7 million after-tax) to establish a reserve against the $29 million receivable from Mirant. The amount expensed represents Pepco's estimate of the possible outcome in bankruptcy, although the amount ultimately recoverable could be higher or lower.

Mirant's Attempt to Reject the PPA-Related Obligations
On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations. Mirant's motion
46 _____________________________________________________________________________

also sought injunctions to prohibit Pepco from initiating, or encouraging any person or entity to initiate, any proceedings before the FERC that seek to require Mirant to perform the PPA-Related Obligations and to prohibit FERC from taking any action to require Mirant to perform the PPA-Related Obligations.

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

     Upon motions filed by Pepco and FERC, on October 9, 2003, the U.S. District Court for the Northern District of Texas (the District Court) withdrew jurisdiction over both the rejection and preliminary injunction proceedings from the Bankruptcy Court. On December 23, 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations. On January 5, 2004 Mirant filed with the U.S. Court of Appeals for the Fifth Circuit (the Circuit Court) a notice of appeal of the District Court's December 23 decision. On January 6, 2004, The Official Committee of Unsecured Creditors of Mirant Corporation (the Creditors Committee) filed with the Circuit Court a separate notice of appeal of the December 23 decision. Also on January 6, 2004, the District Court entered an order dissolving all injunctive relief granted by the Bankruptcy Court in respect of the PPA-Related Obligations, and Mirant and the Creditors Committee each subsequently filed a motion with the Circuit Court for a stay of the dissolution order pending resolution of the appeals, as well as motions to expedite the appeals. On January 23, 2004, the Circuit Court denied Mirant's and the Creditors Committee's motions to expedite the appeal. On January 26, 2004, the Circuit Court denied Mirant's and the Creditors Committee's motions to stay the District Court's Order. Oral argument will be scheduled the week of May 3, 2004.

     Pepco is exercising all available legal remedies and vigorously opposing Mirant's continued attempts to reject the PPA-Related Obligations in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of Mirant's efforts to reject the PPA-Related Obligations is uncertain.

     In accordance with the Bankruptcy Court's September 25 order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of the ongoing proceedings. However, if Mirant ultimately is successful in rejecting, and is otherwise permitted to stop performing the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the

47 _____________________________________________________________________________

amount it could be required to repay to Mirant in the unlikely event September 18, 2003, is determined to be the effective date of rejection, as of March 1, 2004, is approximately $51.4 million. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the period July 14, 2003 (the date on which Mirant filed its bankruptcy petition) to September 18, 2003, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.8 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected. If Pepco were required to repay any such amounts for either period, the payment would be expensed at the time the payment is made.

     The following are estimates prepared by Pepco of its additional exposure if Mirant's motion to reject its PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of March 1, 2004, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of March 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 6.1 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 4.5 cents per kilowatt hour, Pepco estimates that it would cost approximately $50 million for the remainder of 2004, and $56 million in 2005, the last year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of March 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 15.6 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 6.9 cents per kilowatt hour, Pepco estimates that it would cost approximately $33 million for the remainder of 2004, $38 million in 2005, and $36 million in 2006 and approximately $35 million to $43 million annually thereafter through the 2021 contract termination date.

     The ability of Pepco to recover from the Mirant bankruptcy estate in respect of the Mirant Pre-Petition Obligations and damages if the PPA-Related Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

48 _____________________________________________________________________________

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the MPSC and the DCPSC to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered through Pepco's distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. (SMECO) under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating station (the SMECO Agreement). The agreement contemplates a monthly payment to SMECO of approximately $.5 million. Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder. At this time, Mirant continues to make post-petition payments due to SMECO.

Rate Proceedings

     On February 3, 2003, ACE filed a petition with the NJBPU to increase its electric distribution rates and its Regulatory Asset Recovery Charge (RARC) in New Jersey. The petition was based on actual data for the nine months ended September 30, 2002, and forecasted data for the three months ended December 31, 2002 and sought an overall rate increase of approximately $68.4 million, consisting of an approximately $63.4 million increase in electricity distribution rates and $5 million for recovery of regulatory assets through the RARC. On October 28, 2003, ACE updated the filing with actual data for the full twelve-month test year ended December 31, 2002 and made other corrections. The update supported an overall rate increase of approximately $41.3 million, consisting of a $36.8 million increase in electricity distribution rates and a RARC of $4.5 million. This petition is ACE's first increase request for electric distribution rates since 1991. The requested increase would apply to all rate schedules in ACE's tariff. The Ratepayer Advocate filed testimony on January 3, 2004, proposing an annual rate decrease of $11.7 million. Intervenor groups representing industrial users and local generators filed testimony that did not take a position with respect to an overall rate change but their proposals, if implemented, would affect the way in which an overall rate increase or decrease would be applied to the particular rates under which they receive service. ACE's rebuttal testimony, filed February 20, 2004, makes some changes to its October filing and proposes an overall rate increase of

49 _____________________________________________________________________________
approximately $35.1 million, consisting of a $30.6 increase in distribution rates and a $4.5 million increase in the RARC.

     On July 31, 2003, the NJBPU issued an order transferring to the base rate proceeding consideration of $25.4 million of actual and projected deferred restructuring costs for which ACE was seeking recovery in a separate proceeding, which is discussed below, relating to the restructuring of ACE's electric utility business under the New Jersey Electric Discount and Energy Competition Act (EDECA). In its October 28, 2003 filing, ACE presented testimony supporting recovery of an increase in the amount of deferred restructuring costs recoverable from $25.4 million to $36.1 million, consisting of: (i) $3.7 million associated with BGS costs, (ii) $27.3 million of restructuring transition-related costs and (iii) $5.1 of transition costs related to fossil generation divestiture efforts.

     On December 12, 2003, the NJBPU issued an order also consolidating outstanding issues from several other proceedings into the base rate case proceeding. On December 22, 2003, ACE filed a Motion for Reconsideration in which it suggested that these issues be dealt with in a Phase II to the base rate case to address the outstanding issues identified in the December 12, 2003 Order. After discussion with the parties to the base rate case, it was agreed that a Phase II to the base rate case to these issues, along with the $36.1 million of deferred restructuring costs previously moved into the base rate case, would be initiated in April 2004. ACE cannot predict at this time the outcome of these proceeding.

     On March 31, 2003, DPL filed with the DPSC for an annual gas base rate increase of $16.8 million, or an increase of 12.7% in total operating revenue for DPL's gas business. The filing included a request for a ROE of 12.5%. DPL is currently authorized a ROE of 11.5% in Delaware. This is the first increase requested for DPL's gas distribution business since 1994. On May 30, 2003, DPL exercised its statutory right to implement an interim base rate increase of $2.5 million, or 1.9% of total operating revenue for DPL's gas business, subject to refund. On October 7, 2003, a settlement agreement was filed with the DPSC that provides for an annual gas base revenue increase of $7.75 million, with a 10.5% ROE, which equates to a 5.8% increase in total revenues for DPL's gas business. The settlement agreement provides that DPL is not required to refund the previously implemented interim rate increase. In addition, the settlement agreement provides for establishment of an Environmental Surcharge to recover costs associated with remediation of a coal gas site. On December 9, 2003, the DPSC approved the settlement, making the interim $2.5 million increase final with no refunds and implementing an additional $5.25 million increase effective as of December 10, 2003. At the same time the DPSC approved a supplemental settlement which addresses customer service issues in the electric cost of service filing described below. DPL filed on February 13, 2004 for a change in electric ancillary service rates that has an aggregate effect of increasing annual revenues by $13.1 million or 2.4%. This filing was prompted by the increasing ancillary service costs charged to DPL by PJM. The PHI merger agreement, approved by the DPSC in Docket No. 01-194, provides that "Delmarva shall have the right to file to change in Ancillary components of rates to reflect the then applicable ancillary charges billed to Delmarva by PJM or successor organization." On February 24, 2004, the DPSC accepted DPL's filing and placed the rates into effect on March 15, 2004, subject to refund. DPL made this filing on February 13, 2004. In future years DPL will make filings to update the analysis of out of pocket environmental costs recoverable through the Environmental Surcharge rate.

50 _____________________________________________________________________________

     On March 1, 2002 DPL submitted a cost of service study with the DPSC demonstrating it was not over-earning on its electric distribution rates. On October 21, 2003, the DPSC approved a settlement with respect to the March 1, 2002 filing confirming that no increase or decrease in DPL's electric distribution rates was necessary. This settlement was consistent with the provisions of settlement approved by the DPSC in connection with the Pepco and Conectiv merger that provided for no change in DPL's distribution base rates until May 1, 2006. The rate settlement also establishes objectives and procedures to reduce the number of customers whose bills are estimated over 6 or more months due to difficulties in obtaining access to the meter and to establish a reduced interest charge for customers who are paying past due bills under a payment arrangement. The DPSC also approved a supplemental settlement on December 9, 2003, regarding quality of service by DPL. In the supplemental settlement, DPL agreed to additional customer service provisions, including opening full time walk-in facilities that accept payments, and standards for call center performance.

     On August 29, 2003, DPL submitted its annual Gas Cost Recovery (GCR) rate filing to the DPSC. In its filing, DPL sought to increase its GCR rate by approximately 15.8% in anticipation of increasing natural gas commodity costs. The rate, which passes DPL's increased gas costs along to its customers, became effective November 1, 2003 and is subject to refund pending evidentiary hearings that will commence in April 2004.

     In compliance with the merger settlement approved by the MPSC in connection with the merger of Pepco and Conectiv, on December 4, 2003, DPL and Pepco submitted testimony and supporting schedules to establish electricity distribution rates in Maryland effective July 1, 2004, when the current distribution rate freeze/caps end. DPL's filing demonstrates that it is in an under-earning situation and, as allowed in the merger settlement, DPL requested that a temporary rate reduction implemented on July 1, 2003 for non-residential customers be terminated effective July 1, 2004. DPL estimates that the termination of the rate reduction would increase its annual revenues by approximately $1.1 million. With limited exceptions, the merger settlement does not permit DPL to file for any additional rate increase until December 31, 2006. Pepco's filing also demonstrates that it is in an under-earning situation. However the merger settlement provides that Pepco's distribution rates after July 1, 2004 can only remain the same or be decreased. With limited exceptions, Pepco is not entitled to file for a rate increase until December 31, 2006. Although the outcome of these proceedings cannot be predicted, DPL and Pepco each believes that the likelihood that its distribution rate will be reduced as of July 1, 2004 is remote.

Stranded Cost Determination and Securitization

     On January 31, 2003, ACE filed a petition with the NJBPU seeking an administrative determination of stranded costs associated with the B. L. England Generating Station. The net after tax stranded costs included in the petition were approximately $151 million. An administrative determination of the stranded costs was needed due to the cancelled sale of the plant. On July 25, 2003 the NJBPU rendered an oral decision approving the administrative determination of stranded costs at a level of $149.5 million. As a result of this order, ACE reversed $10.0 million ($5.9 million after-tax) of previously accrued liability for possible disallowance of stranded costs. This credit to expense is classified as an extraordinary item in PHI's and ACE's Consolidated Statements of Earnings because the original accrual was part of an extraordinary charge resulting from the

51 _____________________________________________________________________________
discontinuation of SFAS No. 71 in conjunction with the deregulation of ACE's energy business in September 1999.

     On February 5, 2003, the NJBPU issued an order on its own initiative seeking input from ACE and the Ratepayer Advocate as to whether and by how much to reduce the 13% pre-tax return that ACE was then authorized to earn on B. L. England. ACE responded on February 18 with arguments that: (1) reduced costs to ratepayers could be achieved legally through timely approvals by the NJBPU of the stranded cost filing made by ACE on January 31, 2003 and a securitization filing made the week of February 10, 2003; and (2) it would be unlawful, perhaps unconstitutional, and a breach of settlement and prior orders for the NJBPU to deny a fair recovery on prudently incurred investment and to do so without evidentiary hearings or other due process. On April 21, 2003, the NJBPU issued an order making the return previously allowed on B. L. England interim, as of the date of the order, and directing that the issue of the appropriate return for B. L. England be included in the stranded cost proceeding. On July 25, 2003, the NJBPU voted to approve a pre-tax return reflecting a 9.75% ROE for the period April 21, 2003 through August 1, 2003. The rate authorized by the NJBPU from August 1, 2003, through such time as ACE securitizes the stranded costs was 5.25%, which the NJBPU represented as being approximately equivalent to the securitization rate. On September 25, 2003, the NJBPU issued a written order memorializing its July 25, 2003 decision.

     On February 14, 2003, ACE filed a Bondable Stranded Costs Rate Order Petition with the NJBPU. The petition requested authority to issue $160 million of Transition Bonds to finance the recovery of stranded costs associated with B. L. England and costs of issuance. On September 25, 2003 the NJBPU issued a bondable stranded cost rate order authorizing the issuance of up to $152 million of Transition Bonds. On December 23, 2003, ACE Funding issued $152 million of Transition Bonds. See "Long-Term Debt" above.

Restructuring Deferral

     Pursuant to a July 15, 1999 summary order issued by the NJBPU under EDECA (which was subsequently affirmed by a final decision and order issued March 30, 2001), ACE was obligated to provide basic generation service from August 1, 1999 to at least July 31, 2002 to retail electricity customers in ACE's service territory who did not choose a competitive energy supplier. The order allowed ACE to recover through customer rates certain costs incurred in providing BGS. ACE's obligation to provide BGS was subsequently extended to July 31, 2003. At the allowed rates, for the period August 1, 1999 through July 31, 2003, ACE's aggregate allowed costs exceeded its aggregate revenues from supplying BGS. These under-recovered costs were partially offset by a $59.3 million deferred energy cost liability existing as of July 31, 1999 (LEAC Liability) that was related to ACE's Levelized Energy Adjustment Clause and ACE's Demand Side Management Programs. ACE established a regulatory asset in an amount equal to the balance.

     On August 1, 2002, ACE filed a petition with the NJBPU for the recovery of approximately $176.4 million in actual and projected deferred costs relating to the provision of BGS and other restructuring related costs incurred by ACE over the four-year period August 1, 1999 through July 31, 2003. The deferred balance is net of the $59.3 offset for the LEAC Liability. The petition also requests that ACE's rates be reset as of August 1, 2003 so that there will be no under-recovery of costs embedded in the rates on or after that date. The increase sought represents an overall 8.4% annual increase in electric rates and is in addition to the base rate

52 _____________________________________________________________________________
increase discussed above. ACE's recovery of the deferred costs is subject to review and approval by the NJBPU in accordance with EDECA.

     On July 31, 2003, the NJBPU issued a summary order permitting ACE to begin collecting a portion of the deferred costs and to reset rates to recover on-going costs incurred as a result of EDECA. The summary order approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003. The summary order also transferred to ACE's pending base rate case for further consideration approximately $25.4 million of the deferred balance. The NJBPU estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. Since the amounts included in this decision are based on estimates through July 31, 2003, the actual ending deferred cost balance will be subject to review and finalization by the NJPBU and ACE. The approved rates became effective on August 6, 2003. Based on an analysis of the summary order and in accordance with prevailing accounting rules, ACE recorded a charge of $27.5 million ($16.3 million after-tax) during the second quarter of 2003. This charge is in addition to amounts previously accrued for disallowance. ACE believes the record does not justify the level of disallowance imposed by the NJBPU. ACE is awaiting the final written order from the NJBPU and is evaluating its options related to this decision. The NJBPU's action is not appealable until a final written order has been issued.

Pepco Regulatory Matters
Divestiture Cases

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's DCPSC approved divestiture settlement that provided for a sharing of any net proceeds from the sale of Pepco's generation-related assets. One of the principal issues in the case is whether Pepco should be required to share with customers, on an approximately 50/50 basis, the excess deferred income taxes (EDIT) and accumulated deferred investment tax credits (ADITC) associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code and its implementing regulations. As of December 31, 2003, the District of Columbia allocated portions of EDIT and ADITC associated with the divested generation assets were, respectively, approximately $6.5 million and $5.8 million, respectively. Other issues in the proceeding deal with the treatment of internal costs and cost allocations as deductions from the gross proceeds of the divestiture.

     Pepco believes that a sharing of EDIT and ADITC would violate the normalization rules. If Pepco were required to share EDIT and ADITC and, as a result, the normalization rules were violated, Pepco would be unable to use accelerated depreciation on District of Columbia allocated or assigned property. Pepco, in addition to sharing with customers an amount equal to approximately 50% of the generation-related ADITC balance, would have to pay to the IRS an amount equal to Pepco's $5.8 million District of Columbia jurisdictional generation-related ADITC balance as well as its District of Columbia jurisdictional transmission and distribution-related ADITC balance as of the later of the date a DCPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the DCPSC order becomes operative.

53 _____________________________________________________________________________
As of December 31, 2003, the District of Columbia jurisdictional transmission and distribution-related ADITC balance was approximately $8 million.

     Pepco believes that its calculation of the District of Columbia customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to make additional gain-sharing payments to D.C. customers, including the payments described above related to EDIT and ADITC. Such additional payments (which, other than the EDIT and ADITC related payments, cannot be estimated) would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on Pepco's and PHI's results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial condition. It is uncertain when the DCPSC will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002. The principal issue in the Maryland case is the same EDIT and ADITC sharing issue that was raised in the D.C. case. As of December 31, 2003, the Maryland allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $9.1 million and $10.4 million, respectively. Other issues deal with the treatment of certain costs as deductions from the gross proceeds of the divestiture. On November 21, 2003, the Hearing Examiner in the Maryland proceeding issued a proposed order that concluded that Pepco's Maryland divestiture settlement agreement provided for a sharing between Pepco and customers of the EDIT and ADITC associated with the sold assets. Pepco believes that such a sharing would violate the normalization rules and would result in Pepco's inability to use accelerated depreciation on Maryland allocated or assigned property. If the proposed order is affirmed, Pepco would have to share with its Maryland customers, on an approximately 50/50 basis, the Maryland allocated portion of the generation-related EDIT, i.e., $9.1 million, and the generation-related ADITC. If such sharing were to violate the normalization rules, Pepco, in addition to sharing with customers an amount equal to approximately 50% of the generation-related ADITC balance, would be unable to use accelerated depreciation on Maryland allocated or assigned property. Furthermore, Pepco would have to pay to the IRS an amount equal to Pepco's $10.4 million Maryland jurisdictional generation-related ADITC balance, as well as its Maryland retail jurisdictional ADITC transmission and distribution-related balance as of the later of the date a MPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the MPSC order becomes operative. As of December 31, 2003, the Maryland retail jurisdictional transmission and distribution-related ADITC balance was approximately $12 million. The Hearing Examiner decided all other issues in favor of Pepco, except that only one-half of the severance payments that Pepco included in its calculation of corporate reorganization costs should be deducted from the sales proceeds before sharing of the net gain between Pepco and customers.

     Under Maryland law, if the proposed order is appealed to the MPSC, the proposed order is not a final, binding order of the MPSC and further action by the MPSC is required with respect to this matter. Pepco has appealed the Hearing Examiner's decision on the treatment of EDIT and ADITC and corporate reorganization costs to the MPSC. Pepco cannot predict what the outcome of the appeal will be or when the appeal might be decided. Pepco believes that its calculation of the Maryland customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to share with its customers approximately 50% of the EDIT and ADITC balances described above and make additional gain-sharing payments

54 _____________________________________________________________________________

related to the disallowed severance payments. Such additional payments would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial condition.

Standard Offer Service (SOS)
District of Columbia

     On February 21, 2003, the DCPSC opened a new proceeding to consider issues relating to (a) the establishment of terms and conditions for providing SOS in the District of Columbia after Pepco's obligation to provide SOS terminates on February 7, 2005, and (b) the selecting of a new SOS provider. Under current District of Columbia law, if the DCPSC selects a retail SOS provider (i.e., some entity or entities other than Pepco) to provide SOS after February 7, 2005, it must make the selection(s) before July 2, 2004; however, if the DCPSC decides to have Pepco continue as the SOS provider after February 7, 2005, it need not complete the procurement process before July 2, 2004. The law also allows the selection of Pepco as the SOS provider in the event of insufficient or inadequate bids from potential SOS providers other than Pepco.

On December 31, 2003, the DCPSC issued an order which sets forth the terms and conditions for the selection of a new SOS provider(s) and the provision of SOS by Pepco on a contingency basis.

     On December 31, 2003, the DCPSC also issued an order adopting terms and conditions that would apply if Pepco continues as the SOS provider after February 7, 2005. On January 9, 2004, the DCPSC issued an order in which it requested initial and reply comments by January 29, 2004, and February 9, 2004, respectively, on which SOS model (i.e., the wholesale SOS model, under which Pepco would continue as the SOS provider after February 7, 2005, or the retail model, under which some entity or entities other than Pepco would be the SOS provider after February 7, 2005) would best meet the needs of the DC SOS customers after February 7, 2005.

     Pepco and most of the other parties in the case filed applications for reconsideration and/or clarification of various parts of the two DCPSC orders that set forth the terms and conditions that would apply under the retail and wholesale SOS models. Pepco and most parties also filed initial and reply comments on which SOS model would best serve the needs of the SOS customers in DC. In its comments, Pepco supported the wholesale SOS model.

     On March 1, 2004, the DCPSC issued an order adopting the wholesale SOS model, i.e., Pepco will continue to be the SOS provider in the District of Columbia after February 7, 2005. The DCPSC also granted in part and denied in part the applications for reconsideration and/or clarification of the order adopting the terms and conditions applicable to the wholesale model. Finally, the DCPSC denied as moot the applications for reconsideration and/or clarification of the order adopting the terms and conditions applicable to the retail SOS model because the DCPSC adopted the wholesale SOS model.

     Parties have until March 31, 2004 to apply for reconsideration of the order adopting the wholesale model. Generally, parties have until April 30, 2004 to seek judicial review of the order denying reconsideration of the order that adopted the terms and conditions applicable to the retail SOS

55 _____________________________________________________________________________
model and the order granting in part and denying in part the order adopting the terms and conditions applicable to the wholesale SOS model.
Virginia

     On December 3, 2003, DPL and Conectiv Energy filed with the VSCC an amendment to extend the power supply Agreement for one year, i.e., through December 31, 2004, and on a month to month basis thereafter, as it applies to power supply for DPL's Virginia POLR customers. The VSCC approved the amendment in an order issued on March 1, 2004. After December 31, 2004 either DPL or Conectiv Energy can terminate Conectiv Energy's obligation to provide supplies to meet DPL's Virginia POLR obligations by giving 30 days written notice to the other party.

CRITICAL ACCOUNTING POLICIES
General

     The SEC has defined a company's most critical accounting policies as the ones that are most important to the portrayal of its financial condition and results of operations, and which require it to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Critical estimates represent those estimates and assumptions that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance.

Accounting Policy Choices

     Pepco Holdings' management believes that based on the nature of the businesses that its subsidiaries operate, Pepco Holdings has very little choice regarding the accounting policies it utilizes. For instance, the most significant portion of Pepco Holdings' business consists of its regulated utility operations, which are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). SFAS No. 71 allows regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities and to defer the income statement impact of certain costs that are expected to be recovered in future rates. However, in the areas that Pepco Holdings is afforded accounting policy choices, management does not believe that the application of different accounting policies than those that it chose would materially impact its financial condition or results of operations.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of significant estimates used by Pepco Holdings include the calculation of future cash flows and fair value amounts for use in goodwill and asset impairment evaluations, fair value calculations (based on estimating market pricing) associated with derivative instruments, pension and other post-retirement benefits assumptions, unbilled revenue calculations, and judgment

56 _____________________________________________________________________________

involved with assessing the probability of recovery of regulatory assets. Although Pepco Holdings believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Goodwill Impairment Evaluation

     Pepco Holdings believes that the estimates involved in its goodwill impairment evaluation process represent "Critical Accounting Estimates" because they (1) may be susceptible to change from period to period because management is required to make assumptions and judgments about the discounting of future cash flows, which are inherently uncertain, (2) actual results could vary from those used in Pepco Holdings' estimates and the impact of such variations could be material, and (3) the impact that recognizing an impairment would have on Pepco Holdings' assets and the net loss related to an impairment charge could be material.

     The provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), require the evaluation of goodwill for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. SFAS No. 142 indicates that if the fair value of a reporting unit is less than its carrying value, including goodwill, an impairment charge may be necessary. In order to estimate fair value Pepco Holdings may discount the estimated future cash flows associated with the asset using a single interest rate that is commensurate with the risk involved with such an investment, or employ other valuation techniques. Substantially all of Pepco Holdings' goodwill was generated in the merger transaction between Pepco and Conectiv during 2002 and was allocated to Pepco Holdings' rate regulated entities. During 2003 Pepco Holdings tested its goodwill for impairment as of July 1, 2003. This testing concluded that Pepco Holdings' goodwill balance was not impaired.

Long Lived Assets Impairment Evaluation

     Pepco Holdings believes that the estimates involved in its long term asset impairment evaluation process represent "Critical Accounting Estimates" because they (1) are highly susceptible to change from period to period because management is required to make assumptions and judgments about undiscounted and discounted future cash flows and fair values, which are inherently uncertain, (2) actual results could vary from those used in Pepco Holdings' estimates and the impact of such variations could be material, and (3) the impact that recognizing an impairment would have on Pepco Holdings' assets as well as the net loss related to an impairment charge could be material.

     In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), an impairment loss shall only be recognized if the carrying amount of an asset is not recoverable and the carrying amount exceeds its fair value. The asset is deemed to not be recoverable when its carrying amount exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. In order to estimate an asset's future cash flows, Pepco Holdings considers historical cash flows. Pepco Holdings uses its best estimates in making these evaluations and considers various factors, including forward price curves for energy, fuel costs, legislative initiatives, and operating costs. The process of determining fair value is done consistent with the process described in assessing the fair value of goodwill, discussed above. For a discussion of the impairment testing

57 _____________________________________________________________________________
results related to Conectiv Energy's combustion turbines, refer to Part II, Item 8., Note (13) Conectiv Energy Events, herein.
Investment Impairment Evaluation

     Pepco Holdings is required to evaluate its equity-method investments to determine whether or not they are impaired. In accordance with Accounting Principles Board Opinion (APB) No. 18 "The Equity Method of Accounting for Investments in Common Stock" (APB No. 18), the standard for determining whether an impairment must be recorded under APB No. 18 is whether the investment has experienced a loss in value that is considered to be "other than a temporary" decline in value. The evaluation and measurement of impairments under APB No. 18 involves the same uncertainties as described above for long-lived assets that we own directly and account for in accordance with SFAS No. 144. However, additional judgment is required by management in order to determine whether a loss in value is "other than temporary."

     During early 2004, Pepco Holdings announced plans to sell its 50 percent interest in Starpower as part of an ongoing effort to redirect Pepco Holdings' investments and to focus on its energy related businesses. At December 31, 2003, Pepco Holdings had an investment in Starpower of $141.8 million. However, because of the distressed telecommunications market and the changed expectations of Starpower's future performance, Pepco Holdings has determined that the fair value of its investment in Starpower at December 31, 2003 is $39.2 million. Accordingly, during the fourth quarter of 2003, Pepco Holdings recorded a noncash charge to its consolidated earnings of $102.6 million ($66.7 million after-tax).

Derivative Instruments

     Pepco Holdings believes that the estimates involved in accounting for its derivative instruments represent "Critical Accounting Estimates" because (1) the fair value of the instruments are highly susceptible to changes in market value and interest rate fluctuations, (2) there are significant uncertainties in modeling techniques used to measure fair value in certain circumstances, (3) actual results could vary from those used in Pepco Holdings' estimates and the impact of such variations could be material, and (4) changes in fair values and market prices could result in material impacts to Pepco Holdings' assets, liabilities, other comprehensive income (loss), and results of operations.

     Pepco Holdings and its subsidiaries use derivative instruments primarily to manage risk associated with commodity prices and interest rates. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, governs the accounting treatment for derivatives and requires that derivative instruments be measured at fair value. The fair value of derivatives is determined using quoted exchange prices where available. For instruments that are not traded on an exchange, external broker quotes are used to determine fair value. For some custom and complex instruments, an internal model is used to interpolate broker quality price information. Models are also used to estimate volumes for certain transactions. The same valuation methods are used to determine the value of non-derivative, commodity exposure for risk management purposes.

Pension and Other Post-retirement Benefit Plans
Pepco Holdings believes that the estimates involved in reporting the costs of providing pension and other post-retirement benefits represent
58 _____________________________________________________________________________

"Critical Accounting Estimates" because (1) they are based on an actuarial calculation that includes a number of assumptions which are subjective in nature, (2) they are dependent on numerous factors resulting from actual plan experience and assumptions of future experience, and (3)changes in assumptions could impact Pepco Holdings' expected future cash funding requirements for the plans and would have an impact on the projected benefit obligations, the reported pension and other post-retirement benefit liability on the balance sheet, and the reported annual net periodic pension and other post-retirement benefit cost on the income statement. In terms of quantifying the anticipated impact of a change in assumptions, Pepco Holdings estimates that a .25% change in the discount rate used to value the benefit obligations could result in a $5 million impact on its consolidated balance sheets and income statements. Additionally, Pepco Holdings estimates that a .25% change in the expected return on plan assets could result in a $3 million impact on the consolidated balance sheets and income statements and a .25% change in the assumed healthcare cost trend rate could result in a $.6 million impact on its consolidated balance sheets and income statements. Pepco Holdings' management consults with its actuaries and investment consultants when selecting its plan assumptions.

     Pepco Holdings follows the guidance of SFAS No. 87, "Employers' Accounting for Pensions" (SFAS No. 87), and SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" (SFAS. No. 106), when accounting for these benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. In accordance with these standards, the impact of changes in these assumptions and the difference between actual and expected or estimated results on pension and post-retirement obligations is generally recognized over the working lives of the employees who benefit under the plans rather than immediately recognized in the income statement. Plan assets are stated at their market value as of the measurement date, December 31.

Regulation of Power Delivery Operations

     The requirements of SFAS No. 71 apply to the Power Delivery businesses of Pepco, DPL, and ACE. Pepco Holdings believes that the judgment involved in accounting for its regulated activities represent "Critical Accounting Estimates" because (1) a significant amount of judgment is required (including but not limited to the interpretation of laws and regulatory commission orders) to assess the probability of the recovery of regulatory assets, (2) actual results and interpretations could vary from those used in Pepco Holdings' estimates and the impact of such variations could be material, and (3) the impact that writing off a regulatory asset would have on Pepco Holdings' assets and the net loss related to the charge could be material.

NEW ACCOUNTING STANDARDS
New Accounting Policies Adopted
SFAS No. 143

     Pepco Holdings adopted Financial Accounting Standards Board (FASB) Statement No. 143 entitled "Accounting for Asset Retirement Obligations" (SFAS No. 143) on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. Based on the implementation of SFAS No. 143, at December 31, 2003, $257.9 million in asset removal costs ($181.5 million for DPL and $76.4

59 _____________________________________________________________________________

million for Pepco) and $245.3 million in asset removal costs at December 31, 2002 ($173.2 million for DPL and $72.1 million for Pepco) have been reclassified from accumulated depreciation to a regulatory liability in the accompanying Consolidated Balance Sheets.

SFAS No. 150

     Effective July 1, 2003 Pepco Holdings implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). This Statement established standards for how an issuer classifies and measures in its Consolidated Balance Sheet certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in Pepco Holdings' reclassification (initially as of September 30, 2003) of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" (TOPrS) and "Mandatorily Redeemable Serial Preferred Stock" on its Consolidated Balance Sheet to a long term liability classification. Additionally, in accordance with the provisions of SFAS No. 150, dividends on the TOPrS and Mandatorily Redeemable Serial Preferred Stock, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, are recorded as interest expense in Pepco Holdings' Consolidated Statement of Earnings for the year ended December 31, 2003. In accordance with the transition provisions of SFAS No. 150, prior period amounts were not reclassified on either the consolidated balance sheet or consolidated statement of earnings. In 2003, Potomac Electric Power Company Trust I redeemed all $125 million of its 7.375% Trust Originated Preferred Securities at par. Also during 2003, Atlantic Capital I redeemed all $70 million of its 8.25% Quarterly Income Preferred Securities at par.

     Effective with the December 31, 2003 implementation of FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46), Pepco Holdings' subsidiaries' TOPrS were deconsolidated and therefore not included in its Consolidated Balance Sheet at December 31, 2003. Additionally, based on the provisions of FIN 46 Pepco Holdings recorded its investments in its TOPrS trusts and its Debentures issued to the trusts on its Consolidated Balance Sheet at December 31, 2003 (these items were previously eliminated in consolidation). For additional information regarding Pepco Holdings' implementation of FIN 46 refer to the "FIN 46" implementation section below. Accordingly, Pepco Holdings' Consolidated Balance Sheet as of December 31, 2003 reflects only the reclassification of Pepco's Mandatorily Redeemable Serial Preferred Stock into its long term liability section.

     In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS No. 150 to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS No. 150. The deferral is limited to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries. Pepco Holdings does not have an interest in any such applicable entities as of December 31, 2003, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities."

FIN 45

     Pepco Holdings and its subsidiaries applied the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), commencing in 2003 to their agreements that contain guarantee and

60 _____________________________________________________________________________

indemnification clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligation it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of December 31, 2003, Pepco Holdings and its subsidiaries did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its consolidated balance sheets.

FIN 46

     In January 2003 FIN 46 was issued. FIN 46 was revised and superseded by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R) which clarified some of the provisions of FIN 46 and exempted certain entities from its requirements.

     FIN 46R requires the application of either FIN 46 or FIN 46R by "Public Entities" to all Special Purpose Entities, as defined in FIN 46R (SPEs), created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003 (Pepco Holdings year end 2003 financial statements). All entities created after January 31, 2003 by Public Entities were already required to be analyzed under FIN 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R will be applicable to all non-SPEs created prior to February 1, 2003 by public entities that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004 (Pepco Holdings first quarter ended March 31, 2004 financial statements).

As a result of the implementation of FIN 46, the following entities were impacted at December 31, 2003:
(1) Trust Preferred Securities

     DPL and ACE have wholly owned financing subsidiary trusts that have common and preferred trust securities outstanding and hold Junior Subordinated Debentures (the Debentures) issued by DPL and ACE. DPL and ACE own all of the common securities of the trusts, which constitute approximately 3% of the liquidation amount of all of the trust securities issued by the trusts. The trusts use interest payments received on the Debentures, which are the trusts' only assets, to make cash distributions on the trust securities. The obligations of DPL and ACE pursuant to the Debentures and guarantees of distributions with respect to the trusts' securities, to the extent the trusts have funds available therefore, constitute full and unconditional guarantees of the obligations of the trusts under the trust securities the trusts have issued. The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2028 to 2036. The Debentures are subject to redemption, in whole or in part, at the option of DPL or ACE, as applicable, at 100% of their principal amount plus accrued interest.

     In accordance with the provisions of FIN 46, and as a result of the deconsolidation of the trusts from PHI's financial statements, DPL and ACE's Debentures held by the trusts and DPL and ACE's investments in the trusts are included in PHI's Consolidated Balance Sheet as of December 31, 2003 and the previously recorded preferred trust securities have been removed from PHI's

61 _____________________________________________________________________________
Consolidated Balance Sheets as of December 31, 2003. Accordingly, the deconsolidation of the trusts overall does not significantly impact PHI's Consolidated Balance Sheet at December 31, 2003.
(2) ACE Funding

     ACE formed ACE Funding during 2001. ACE Funding is a wholly owned subsidiary of ACE. ACE Funding was organized for the sole purpose of purchasing and owning Bondable Transition Property, issuing Transition Bonds to fund the purchasing of Bondable Transition Property, pledging its interest in Bondable Transition Property and other collateral to the trustee for the Transition Bonds to collateralize the Transition Bonds, and to perform activities that are necessary, suitable or convenient to accomplish these purposes.

     In accordance with the provisions of FIN 46, ACE Funding was assessed and it was determined that it should remain consolidated with Pepco Holdings' and ACE's financial statements as of December 31, 2003. Accordingly, the implementation of FIN 46 did not impact Pepco Holdings' or ACE's Consolidated Balance Sheet at December 31, 2003.

(3) Leveraged Leases

     PCI manages a portfolio of financial investments in leveraged leases. These leveraged lease transactions involve PCI's purchase and leaseback of utility assets, located outside of the United States, that are designed to provide a long-term, stable stream of cash flow and earnings. The leases are in separate legally isolated Trusts established to hold the leased assets and the majority of the financing for such transactions has been third party, non-recourse debt over the base term.

     In accordance with the provisions of FIN 46, and as a result of the deconsolidation of the leveraged lease trusts from PHI's financial statements, the underlying leases held by the leveraged lease trusts are excluded and PHI's investments in the trusts are included in PHI's Consolidated Balance Sheet as of December 31, 2003 using the line item "Investment in Finance Leases Held in Trust." The deconsolidation of the leveraged lease trusts did not significantly impact Pepco Holdings' Consolidated Balance Sheet at December 31, 2003.

(4) Other

     In accordance with the provisions of FIN 46, two small entities created after January 31, 2003 were required to be consolidated at December 31, 2003 which previously were not consolidated. These entities are not material to Pepco holdings' operations and therefore their consolidation did not have a significant impact on Pepco Holdings' overall financial condition or results of operations.

     Additionally, Pepco Holdings has analyzed its interests in entities with which it has power sale agreements and has determined those entities do not qualify as SPE as defined in FIN 46R. The Company will continue to analyze interests in investments and contractual relationships including power sale agreements to determine if such entities should be consolidated or deconsolidated in accordance with FIN 46R. Pepco Holdings is presently unable to determine the effect, if any, on its financial statements of applying FIN 46R to these entities.

62 _____________________________________________________________________________
New Accounting Standards Issued

     In July 2003, the EITF reached a consensus on EITF Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' and not 'Held for Trading Purposes' as Defined in EITF Issue No. 02-3 'Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities'" (EITF 03-11). This EITF concluded that determining whether realized gains and losses on physically settled derivative contracts not "held for trading purposes" should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. Pepco Holdings is in the process of completing its evaluation of the extent of its subsidiaries operating revenue and operating expense reclassifications that may be required. Pepco Holdings anticipates that the implementation of EITF 03-11, including the associated reclassification of certain operating revenues and operating expenses, will not have an impact on its overall financial position or net results of operations.

RISK FACTORS

     The business and operations of PHI and its subsidiaries are subject to numerous risks and uncertainties, including the events or conditions identified below. These events or conditions could have an adverse effect on the business of PHI and its subsidiaries, including, depending on the circumstances, their results of operations and financial condition.

PHI and its subsidiaries are subject to substantial governmental regulation. If PHI or any of its subsidiaries receives unfavorable regulatory treatment, PHI's business could be negatively affected.

     PHI is a registered public utility holding company that is subject to regulation by the SEC under PUHCA. As a registered public utility holding company, PHI requires SEC approval to, among other things, issue securities, acquire or dispose of utility assets or securities of utility companies and acquire other businesses. In addition, under PUHCA transactions among PHI and its subsidiaries generally must be performed at cost and subsidiaries are prohibited from paying dividends out of an accumulated deficit or paid-in capital without SEC approval.

     The utility businesses conducted by PHI's power delivery subsidiaries are subject to regulation by various federal, state and local regulatory agencies that significantly affects their operations. Each of Pepco, DPL and ACE is regulated by public service commissions in its service territories, with respect to, among other things, the rates it can charge retail customers for the delivery of electricity. In addition, the rates that the companies can charge for electricity transmission are regulated by the FERC. The companies cannot change delivery or transmission rates without approval by the applicable regulatory authority. While the approved delivery and transmission rates are intended to permit the companies to recover their costs of service and earn a reasonable rate of return, the profitability of the companies is affected by the rates they are able to charge. In addition, if the costs incurred by any of the companies in operating its transmission and distribution facilities exceed the allowed amounts for costs included in the approved rates, the financial results of that company, and correspondingly, PHI, will be adversely affected.

63 _____________________________________________________________________________

     PHI's subsidiaries also are required to have numerous permits, approvals and certificates from governmental agencies that regulate their businesses. PHI believes that its subsidiaries have obtained the material permits, approvals and certificates necessary for their existing operations and that their businesses are conducted in accordance with applicable laws; however, PHI is unable to predict the impact of future regulatory activities of any of these agencies on its business. Changes in or reinterpretations of existing laws or regulations, or the imposition of new laws or regulations, may require PHI's subsidiaries to incur additional expenses or to change the way they conduct their operations.

PHI's business could be adversely affected by the Mirant bankruptcy.

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant. As part of the sale, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries. On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas. Depending on the outcome of the proceedings, the Mirant bankruptcy could adversely affect PHI's business. See " -- Relationship with Mirant Corporation."

Pepco may be required to make additional divestiture proceeds gain-sharing payments to customers in the District of Columbia and Maryland.

     Pepco currently is involved in regulatory proceedings in Maryland and the District of Columbia related to the sharing of the net proceeds from the sale of its generation-related assets. The principal issue in the proceedings is whether Pepco should be required to share with customers the excess deferred income taxes and accumulated deferred investment tax credits associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code and its implementing regulations. Depending on the outcome of the proceedings, Pepco could be required to make additional gain-sharing payments to customers and payments to the IRS in the amount of the associated accumulated deferred investment tax credits, and Pepco might be unable to use accelerated depreciation on District of Columbia and Maryland allocated or assigned property. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters."

The operating results of PHI's power delivery and competitive energy subsidiaries fluctuate on a seasonal basis and can be adversely affected by changes in weather.

     The businesses of PHI's power delivery and competitive energy subsidiaries are seasonal and weather patterns can have a material impact on their operating performance. Demand for electricity is generally greater in the summer months associated with cooling and demand for electricity and gas is generally greater in the winter months associated with heating as compared to other times of the year. Accordingly, PHI's power delivery and competitive energy subsidiaries historically have generated less revenues and income when weather conditions are milder in the winter and cooler in the summer.

The facilities of PHI's subsidiaries may not operate as planned or may require significant maintenance expenditures, which could decrease their revenues or increase their expenses.
64 _____________________________________________________________________________

     Operation of generation, transmission and distribution facilities involves many risks, including the breakdown or failure of equipment, accidents, labor disputes and performance below expected levels. Older facilities and equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures for additions or upgrades to keep them operating at peak efficiency, to comply with changing environmental requirements, or to provide reliable operations. Natural disasters and weather-related incidents, including tornadoes, hurricanes and snow and ice storms, also can disrupt generation, transmission and distribution delivery systems. Operation of generation, transmission and distribution facilities below expected capacity levels can reduce revenues and result in the incurrence of additional expenses that may not be recoverable from customers or through insurance. Furthermore, if PHI's operating subsidiaries are unable to perform their contractual obligations for any of these reasons, they may incur penalties or damages.

The transmission facilities of PHI's power delivery subsidiaries are interconnected with the facilities of other transmission facility owners whose actions could have a negative impact on the operations of PHI's subsidiaries.

     The transmission facilities of Pepco, DPL and ACE are directly interconnected with the transmission facilities of contiguous utilities and as such are part of an interstate power transmission grid. The FERC has designated a number of regional transmission operators to coordinate the operation of portions of the interstate transmission grid. Each of Pepco, DPL and ACE is a member of PJM, which is the regional transmission operator that coordinates the movement of electricity in all or parts of Delaware, Maryland, New Jersey, Ohio, Pennsylvania, Virginia, West Virginia and the District of Columbia. Pepco, DPL and ACE operate their transmission facilities under the direction and control of PJM. PJM and the other regional transmission operators have established sophisticated systems that are designed to ensure the reliability of the operation of transmission facilities and prevent the operations of one utility from having an adverse impact on the operations of the other utilities. However, the systems put in place by PJM and the other regional transmission operators may not always be adequate to prevent problems at other utilities from causing service interruptions in the transmission facilities of Pepco, DPL or ACE. If any of Pepco, DPL or ACE were to suffer such a service interruption, it could have a negative impact on its and PHI's business.

The cost of compliance with environmental laws is significant and new environmental laws may increase the expenses of PHI and its subsidiaries.

     The operations of PHI's subsidiaries, both regulated and unregulated, are subject to extensive federal, state and local environmental statutes, rules and regulations, relating to air quality, water quality, spill prevention, waste management, natural resources, site remediation, and health and safety. These laws and regulations require PHI's subsidiaries to make capital expenditures and to incur other expenditures to, among other things, meet emissions standards, conduct site remediation and perform environmental monitoring. PHI's subsidiaries also may be required to pay significant remediation costs with respect to third party sites. If PHI's subsidiaries fail to comply with applicable environmental laws and regulations, even if caused by factors beyond their control, such failure could result in the assessment of civil or criminal penalties and liabilities and the need to expend significant sums to come into compliance.

65 _____________________________________________________________________________

     In addition, PHI's subsidiaries incur costs to obtain and comply with a variety of environmental permits, licenses, inspections and other approvals. If there is a delay in obtaining any required environmental regulatory approval or if PHI's subsidiaries fail to obtain, maintain or comply with any such approval, operations at affected facilities could be halted or subjected to additional costs.

     New environmental laws and regulations, or new interpretations of existing laws and regulations, could impose more stringent limitations on the operations of PHI's subsidiaries or require them to incur significant additional costs. PHI's current compliance strategy may not successfully address the relevant standards and interpretations of the future.

PHI's competitive energy business is highly competitive.

     The unregulated energy generation, supply and marketing businesses in the mid-Atlantic region are characterized by intense competition at both the wholesale and retail levels. PHI's competitive energy businesses compete with numerous non-utility generators, independent power producers, wholesale power marketers and brokers, and traditional utilities that continue to operate generation assets. This competition generally has the effect of reducing margins and requires a continual focus on controlling costs.

PHI's competitive energy businesses rely on some transmission and distribution assets that they do not own or control to deliver wholesale electricity and to obtain fuel for their generation facilities.

     PHI's competitive energy businesses depend upon transmission facilities owned and operated by others for delivery to customers. The operation of their generation facilities also depends upon coal, natural gas or diesel fuel supplied by others. If electric transmission is disrupted or capacity is inadequate or unavailable, the competitive energy businesses' ability to sell and deliver wholesale power, and therefore to fulfill their contractual obligations, could be adversely affected. Similarly, if the fuel supply to one or more of their generation plants is disrupted and storage or other alternative sources of supply are not available the competitive energy businesses' ability to operate their generating facilities could be adversely affected.

Changes in technology may adversely affect PHI's power delivery and competitive energy businesses.

     Research and development activities are ongoing to improve alternative technologies to produce electricity, including fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other alternative technologies will reduce the costs of electricity production from these technologies, thereby making the generating facilities of PHI's competitive energy businesses less competitive. In addition, increased conservation efforts and advances in technology could reduce demand for electricity supply and distribution, which could adversely affect PHI's power delivery and competitive energy businesses. Changes in technology also could alter the channels through which retail electric customers buy electricity, which could adversely affect PHI's power delivery businesses.

PHI's risk management procedures may not prevent losses in the operation of its competitive energy businesses.
The operations of PHI's competitive energy businesses are conducted in accordance with sophisticated risk management systems that are designed to
66 _____________________________________________________________________________

quantify risk. However, actual results sometimes deviate from modeled expectations. In particular, risks in PHI's energy activities were measured and monitored utilizing value-at-risk models to determine the effects of the potential one-day favorable or unfavorable price movement. These estimates are based on historical price volatility and assume a normal distribution of price changes. Consequently, if prices significantly deviate from historical prices, PHI's risk management systems, including assumptions supporting risk limits, may not protect PHI from significant losses. In addition, adverse changes in energy prices may result in economic losses in PHI's earnings and cash flows and reductions in the value of assets on its balance sheet under applicable accounting rules.

The commodity hedging procedures used by PHI's competitive energy businesses may not protect them from significant losses caused by volatile commodity prices.

     To lower the financial exposure related to commodity price fluctuations, PHI's competitive energy businesses routinely enter into contracts to hedge the value of their assets and operations. As part of this strategy, PHI's competitive energy businesses utilize fixed-price, forward, physical purchase and sales contracts, tolling agreements, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. Conectiv Energy's goal is to hedge 75% of both the expected power output of its generation facilities and the costs of fuel used to operate those facilities. However, the actual level of hedging coverage may vary from these goals. Due to the high heat rate of the Pepco Energy Services power plant generation, Pepco Energy Services infrequently locks in the forward value of these plants with wholesale contracts. To the extent that PHI's competitive energy businesses have unhedged positions or their hedging procedures do not work as planned, fluctuating commodity prices could result in significant losses.

Acts of terrorism could adversely affect PHI's businesses.

     The threat of or actual acts of terrorism may affect the operations of PHI and its subsidiaries in unpredictable ways and may cause changes in the insurance markets, force PHI and its subsidiaries to increase security measures and cause disruptions of fuel supplies and markets. If any of PHI's infrastructure facilities, such as its electric generation, fuel storage, transmission or distribution facilities, were to be a direct target, or an indirect casualty, of an act of terrorism, its operations could be adversely affected. Instability in the financial markets as a result of terrorism also could affect the ability of PHI and its subsidiaries to raise needed capital.

The insurance coverage of PHI and its subsidiaries may not be sufficient to cover all casualty losses that they might incur.

     PHI and its subsidiaries currently have insurance coverage for their facilities and operations in amounts and with deductibles that they consider appropriate. However, there is no assurance that such insurance coverage will be available in the future on commercially reasonable terms. In addition, some risks, such as weather related casualties, may not be insurable. In the case of loss or damage to property, plant or equipment, there is no assurance that the insurance proceeds, if any, received will be sufficient to cover the entire cost of replacement or repair.

PHI and its subsidiaries may be adversely affected by economic conditions.
67 _____________________________________________________________________________

     Periods of slowed economic activity generally result in decreased demand for power, particularly by industrial and large commercial customers. As a consequence, recessions or other downturns in the economy may result in decreased revenues and cash flows for PHI's power delivery and competitive energy businesses.

PHI and its subsidiaries are dependent on their ability to successfully access capital markets. An inability to access capital may adversely affect their business.

     PHI and its subsidiaries rely on access to both short-term money markets and longer-term capital markets as a source of liquidity and to satisfy their capital requirements not satisfied by the cash flow from their operations. Capital market disruptions, or a downgrade in credit ratings of PHI or its subsidiaries, would increase the cost of borrowing or could adversely affect their ability to access one or more financial markets. Disruptions to the capital markets could include, but are not limited to:

•	recession or an economic slowdown;
•	the bankruptcy of one or more energy companies;
•	significant increases in the prices for oil or other fuel;
•	a terrorist attack or threatened attacks; or
•	a significant transmission failure.
PHI may be required to, or may elect to, make significant cash contributions to its defined benefit pension plan.

     PHI follows the guidance of SFAS No. 87, "Employers' Accounting for Pensions" in accounting for pension benefits under the Retirement Plan, a non-contributory defined benefit plan. In accordance with these accounting standards, PHI makes assumptions regarding the valuation of benefit obligations and the performance of plan assets. Changes in assumptions such as the use of a different discount rate or expected return on plan assets, affects the calculation of projected benefit obligations, accumulated benefit obligation, reported pension liability on PHI's balance sheet, and reported annual net periodic pension benefit cost on PHI's income statement.

     Furthermore, as a result of actual pension plan experience being different from expected, the accumulated benefit obligation (ABO) could be greater than the fair value of pension plan assets. If this were to occur, PHI could be required to recognize an additional minimum liability as prescribed by SFAS No. 87. The liability would be recorded as a reduction to common equity through a charge to Other Comprehensive Income (OCI), and would not affect net income for the year. The charge to OCI would be restored through common equity in future periods when the fair value of plan assets exceeded the accumulated benefit obligation. PHI's funding policy is to make cash contributions to the pension plan sufficient for plan assets to exceed the ABO, and avoid the recognition of an additional minimum liability.

     Use of alternative assumptions could also impact the expected future cash funding requirements for the pension plan if PHI's defined benefit plan did not meet the minimum funding requirements of ERISA.

PHI's cash flow, ability to pay dividends and ability to satisfy debt obligations depend on the performance of its operating subsidiaries. PHI's unsecured obligations are effectively subordinated to the liabilities and the outstanding preferred stock of its subsidiaries.

68 _____________________________________________________________________________

     PHI is a holding company that conducts its operations entirely through its subsidiaries, and all of PHI's consolidated operating assets are held by its subsidiaries. Accordingly, PHI's cash flow, its ability to satisfy its obligations to creditors and its ability to pay dividends on its common stock are dependent upon the earnings of the subsidiaries and the distribution of such earnings to PHI in the form of dividends. The subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on any debt or equity securities issued by PHI or to make any funds available for such payment. Because the claims of the creditors and preferred stockholders of PHI's subsidiaries are superior to PHI's entitlement to dividends, the unsecured debt and obligations of PHI are effectively subordinated to all existing and future liabilities of its subsidiaries and to the rights of the holders of preferred stock to receive dividend payments.

Energy companies are subject to adverse publicity, which may render PHI and its subsidiaries vulnerable to negative regulatory and litigation outcomes.

     The energy sector has been among the sectors of the economy that have been the subject of highly publicized allegations of misconduct in recent years. In addition, many utility companies have been publicly criticized for their performance during recent natural disasters and weather related incidents. Adverse publicity of this nature may render legislatures, regulatory authorities, and tribunals less likely to view energy companies such as PHI and its subsidiaries in a favorable light and may cause them to be susceptible to adverse outcomes with respect to decisions by such bodies.

Provisions of the Delaware General Corporation Law and PHI's organizational documents may discourage an acquisition of PHI.

     PHI's organizational documents and the Delaware General Corporation Law both contain provisions that could impede the removal of PHI's directors and discourage a third party from making a proposal to acquire PHI. For example, PHI has a staggered board of directors that is divided into three classes of equal size, with one class elected each year for a term of three years. In addition, as a Delaware corporation, PHI is subject to the business combination law set forth in Section 203 of the Delaware General Corporation Law, which could have the effect of delaying, discouraging or preventing an acquisition of PHI.

FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding Pepco Holdings' intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

69 _____________________________________________________________________________

     The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond Pepco Holdings' control and may cause actual results to differ materially from those contained in forward-looking statements:

•

Prevailing governmental policies and regulatory actions affecting the energy industry, including with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition;

•	Changes in and compliance with environmental and safety laws and policies;
•	Weather conditions;
•	Population growth rates and demographic patterns;
•	Competition for retail and wholesale customers;
•	General economic conditions, including potential negative impacts resulting from an economic downturn;
•	Growth in demand, sales and capacity to fulfill demand;
•	Changes in tax rates or policies or in rates of inflation;
•	Changes in project costs;
•	Unanticipated changes in operating expenses and capital expenditures;
•	The ability to obtain funding in the capital markets on favorable terms;
•	Restrictions imposed by PUHCA;
•	Legal and administrative proceedings (whether civil or criminal) and settlements that influence our business and profitability;
•	Pace of entry into new markets;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Interest rate fluctuations and credit market concerns; and
•	Effects of geopolitical events, including the threat of domestic terrorism.

     Any forward-looking statements speak only as to the date of this Annual Report and Pepco Holdings undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for Pepco Holdings to predict all of such factors, nor can Pepco Holdings assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

     Pepco Holdings undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.

70 _____________________________________________________________________________
THIS PAGE LEFT INTENTIONALLY BLANK.
71 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
POTOMAC ELECTRIC POWER COMPANY
CONSOLIDATED RESULTS OF OPERATIONS
Lack Of Comparability Of Operating Results With Prior Years

     The accompanying results of operations for the year ended December 31, 2003 include only Pepco's operations. The results of operations for the year ended 2002, as previously reported by Pepco, include Pepco's operations consolidated with its pre-merger subsidiaries' operations through July 2002. Accordingly, the results of operations for 2003 and 2002 are not comparable. All amounts in the tables below are in millions.

Operating Revenue
Results for 2003 Compared to 2002

     Total operating revenue for the year ended December 31, 2003 were $1,548.0 million compared to $1,988.0 million for the corresponding period in 2002. Intercompany revenues have been eliminated for purposes of this analysis.

	2003	2002	Change
Pepco	$1,548.0	$1,533.9	14.1
Pepco Energy Services	-	401.0	(401.0)
PCI	-	53.1	(53.1)
Total	$1,548.0	$1,988.0

     Delivery revenue increased by $18.5 million for the year ended December 31, 2003. This increase results from a $19.2 million increase from a fuel tax pass through, partially offset by $.7 million decrease in Delivery revenue (revenue Pepco receives for delivering energy to its customers). The $.7 million decrease results from a .6% decrease in delivered kilowatt-hour sales.

     SOS revenue (revenue Pepco receives for the procurement of energy by Pepco for its customers) increased by $4.2 million for the year ended December 31, 2003 due to colder winter weather as heating degree days increased by 12.2% offset by a 30.2% decrease in cooling degree days.

     Pepco's retail access to a competitive market for generation services was made available to all Maryland customers on July 1, 2000 and to D.C. customers on January 1, 2001. At December 31, 2003, 14% of Pepco's Maryland customers and 11% of its D.C. customers have chosen alternate suppliers. These customers accounted for 912 megawatts of load in Maryland (of Pepco's total load of 3,439) and 970 megawatts of load in D.C. (of Pepco's total load of 2,269). At December 31, 2002, 16% of Pepco's Maryland customers and 13% of its D.C. customers have chosen alternate suppliers. These customers accounted for 1,175 megawatts of load in Maryland (of Pepco's total load of 3,369) and 1,140 megawatts of load in D.C. (of Pepco's total load of 2,326).

72 _____________________________________________________________________________
Other revenue decreased $8.6 million primarily due to lower capacity (megawatts) available to sell, lower capacity market rates and restructuring in the PJM market.
Pepco Energy Services' and PCI's operating results during 2003 were not recorded by Pepco because in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings.
Results for 2002 Compared to 2001

     Total operating revenue for the year ended December 31, 2002 were $1,988.0 million compared to $2,371.2 million for the corresponding period in 2001. Intercompany revenues have been eliminated for purposes of this analysis.

	2002	2001	Change
Pepco	$1,533.9	$1,723.5	$(189.6)
Pepco Energy Services	401.0	541.5	(140.5)
PCI	53.1	106.2	(53.1)
Total	$1,988.0	$2,371.2

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

Pepco Energy Services' and PCI's operating results during 2002 are only included for seven months (January 2002 through July 2002), compared to a full year during 2001.
Operating Expenses
Results for 2003 Compared to 2002

     Total operating expenses for the year ended December 31, 2003 were $1,289.1 million compared to $1,663.1 million for the corresponding period in 2002. Intercompany expenses have been eliminated for purposes of this analysis.

	2003	2002	Change
Pepco	$1,289.1	$1,241.5	47.6
Pepco Energy Services	-	401.4	(401.4)
PCI	-	20.2	(20.2)
Total	$1,289.1	$1,663.1
73 _____________________________________________________________________________

     The increase in Pepco's operating expense during 2003 primarily results from the recording of a $14.5 million reserve to reflect a potential exposure related to a pre-petition receivable from Mirant Corp., for which Pepco filed a creditor's claim in the bankruptcy proceedings, plus $15.3 million higher SOS costs. The increase also reflects $11.6 million increase for software amortization, $8.3 million increase in other taxes primarily due to higher fuel taxes partially offset by $2.0 million lower O&M expenses. The decrease in O&M expenses is primarily due to $18.6 million lower severance costs partially offset by $8.4 million higher storm restoration expenses and $9.2 million higher pension and other post-retirement benefits.

Pepco Energy Services' and PCI's operating results during 2003 were not recorded by Pepco because in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings.
Results for 2002 Compared to 2001

     Total operating expenses for the year ended December 31, 2002 were $1,663.1 million compared to $2,004.8 million for the corresponding period in 2001. Intercompany expenses have been eliminated for purposes of this analysis.

	2002	2001	Change
Pepco	$1,241.5	$1,334.4	$(92.9)
Pepco Energy Services	401.4	524.1	(122.7)
PCI	20.2	146.3	(126.1)
Total	$1,663.1	$2,004.8

     The decrease in Utility operating expense during 2002 results from a $179.7 million decrease in fuel and purchased energy expense due to less energy purchased due to higher customer migration. This decrease was partially offset by an increase of $31.2 million in O&M expenses due to an increase in severance costs recorded compared to the corresponding period last year; an increase of $8.5 million in depreciation expense; and an increase of $11.8 million in other taxes due to higher Maryland property taxes and higher delivery taxes and Pennsylvania property taxes. In addition, 2001 included a net gain of $29.3 million that resulted from the sale in January 2001 of Pepco's interest in the Conemaugh generating station.

Pepco Energy Services' and PCI's operating results during 2002 are only included for seven months (January 2002 through July 2002), compared to a full year during 2001.
Other Income (Expenses)
Results for 2003 Compared to 2002
Total other income (expenses) for the year ended December 31, 2003 were $(80.6) million compared to $(96.3) million for the corresponding period in 2002.
	2003	2002	Change
Pepco	$(80.6)	$(77.5)	$(3.1)
Pepco Energy Services	-	1.0	(1.0)
PCI	-	(19.8)	19.8
Total	$(80.6)	$(96.3)
74 _____________________________________________________________________________

     The increase in Pepco's other (expenses) during 2003 resulted from $4.6 million in distributions on mandatorily redeemable preferred securities that in accordance with SFAS No. 150 were reclassified to interest expense commencing in the third quarter of 2003. This reclass was not required for 2002. This increase was partially offset by a D.C. street lighting contract that Pepco had in 2002 but not in 2003.

Pepco Energy Services' and PCI's operating results during 2003 were not recorded by Pepco because in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings.
Results for 2002 Compared to 2001
Total other income (expenses) for the year ended December 31, 2002 were $(96.3) million compared to $(105.3) million for the corresponding period in 2001.
	2002	2001	Change
Pepco	$(77.5)	$ (48.8)	$(28.7)
Pepco Energy Services	1.0	1.4	(.4)
PCI	(19.8)	(57.9)	38.1
Total	$(96.3)	$(105.3)

     The increase in Utility other (expenses) during 2002 primarily results from a $37.1 million decrease in interest income primarily due to lower proceeds remaining to invest from Pepco's generation asset divestitures and due to a $13.4 million decrease in other income. These variances were partially offset by a decrease of $21.8 million in interest expense as a result of lower interest expense incurred on commercial paper and other debt outstanding due to the payoff of debt.

Pepco Energy Services' and PCI's operating results during 2002 are only included for seven months (January 2002 through July 2002), compared to a full year during 2001.
Income Tax Expense
Results for 2003 Compared to 2002
Total income tax expense for the year ended December 31, 2003 were $69.1 million compared to $80.3 million for the corresponding period in 2002.
	2003	2002	Change
Pepco	$69.1	$81.7	$(12.6)
Pepco Energy Services	-	.4	(.4)
PCI	-	(1.8)	1.8
Total	$69.1	$80.3

     Pepco's effective tax rate in 2003 was 40% as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences. In 2002, the effective rate was 37% as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the inclusion of the tax benefits of Pepco's pre-merger subsidiaries through July 2002.

75 _____________________________________________________________________________
Pepco Energy Services' and PCI's operating results during 2003 were not recorded by Pepco because in July 2002 Pepco transferred ownership of Pepco Energy Services and PCI to Pepco Holdings.
Results for 2002 Compared to 2001
Total income tax expense for the year ended December 31, 2002 were $80.3 million compared to $83.5 million for the corresponding period in 2001.
	2002	2001	Change
Pepco	$81.7	$130.9	$(49.2)
Pepco Energy Services	.4	8.5	(8.1)
PCI	(1.8)	(55.9)	54.1
Total	$80.3	$83.5

     The decrease in Utility income tax expense during 2002 results from lower taxes as a result of lower interest income and due to the fact that 2001 included taxes incurred on Pepco's generating plant divestitures.

Pepco Energy Services' and PCI's operating results during 2002 are only included for seven months (January 2002 through July 2002), compared to a full year during 2001.
CAPITAL RESOURCES AND LIQUIDITY
General
Financing Activities

     Pepco issued $200 million of secured senior notes that mature in 2013. Proceeds of approximately $198 million were used to refinance previously issued higher interest trust preferred securities of $125 million and to repay short-term debt of $73 million.

Working Capital
At December 31, 2003, Pepco's current assets totaled $347.5 million, whereas current liabilities totaled $432.0 million. Current liabilities include $107.5 million of short term debt.
Cash Flow Activity

     During 2003, $325.9 million in cash was provided from operating activities, $197.5 million in cash was used by investing activities, and $139.8 million of cash was used by financing activities, resulting in an decrease of $11.4 million in cash and cash equivalents during the year to $6.8 million. At December 31, 2002, cash and cash equivalents were $18.2 million.

Capital Requirements
Construction Expenditures

     Pepco's construction expenditures for the year ended December 31, 2003 totaled $203 million. For the five-year period 2004 through 2008, Pepco's total construction expenditures are projected to be approximately $1.0 billion.

76 _____________________________________________________________________________
Dividends

     Under PUHCA, PHI is prohibited, without SEC approval, from paying dividends on its common stock from capital or unearned surplus. PHI generates no operating income of its own. Accordingly, its ability to pay dividends to its shareholders depends on dividends received from its subsidiaries.

     Pepco's articles of incorporation contain provisions restricting the amount of dividends that can be paid on common stock when preferred stock is outstanding if the applicable company's capitalization ratio is less than 25%. For this purpose, the capitalization ratio is equal to (i) common stock capital plus surplus, divided by (ii) total capital (including long-term debt) plus surplus.

Pension Funding

     Pepco Holdings has a noncontributory retirement plan (the Retirement Plan) that covers substantially all employees of Pepco, DPL, ACE and certain employees of other Pepco Holdings' subsidiaries. Following the consummation of the acquisition of Conectiv by Pepco on August 1, 2002, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Retirement Plan on December 31, 2002. The provisions and benefits of the merged Retirement Plan applicable to Pepco employees are identical to those in the original Pepco plan and the provisions and benefits applicable to DPL and ACE employees are identical to those in the original Conectiv plan.

     As of the 2003 valuation, the Retirement Plan satisfied the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. However, PHI's funding policy with regard to the Retirement Plan is to maintain a funding level in excess of 100% of its accrued benefit obligation. In 2003 and 2002, PHI made discretionary tax-deductible cash contributions to the Retirement Plan in accordance with its funding policy.

     In 2003, the accumulated benefit obligation for the Retirement Plan increased over 2002, primarily due to a decrease in the discount rate used to value the accumulated benefit obligation, which reflected the declining interest rate environment in 2003. However, the financial markets experienced a recovery during 2003, and the Retirement Plan assets achieved returns in excess of the levels assumed in the valuation. As a result of the combination of these factors, in October 2003 PHI contributed a total of $50 million (of which $30 million was funded by Pepco and $20 million funded by ACE) to the Retirement Plan. The contribution was made to ensure that under reasonable assumptions, the funding level at year end would be in excess of 100% of the accrued benefit obligation. In 2002, PHI contributed a total of $35 million (all of which was funded by Pepco) to the Retirement Plan. PHI currently estimates that no contributions will be required in 2004 to maintain a funding level in excess of 100% of the accumulated benefit obligation.

Contractual Obligations And Commercial Commitments
Summary information about Pepco's consolidated contractual obligations and commercial commitments at December 31, 2003, is as follows:
77 _____________________________________________________________________________
	Contractual Maturity
Obligation	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in Millions)
Short-term debt	$ 107.5	$ 107.5	$ -	$ -	$ -
Long-term debt	1,130.4	-	100.0	338.0	692.4
Preferred stock subject to mandatory redemption	45.0	2.5	5.0	37.5	-
Capital and operating leases	130.3	15.6	33.3	33.3	48.1
Total	$1,413.2	$ 125.6	$ 138.3	$ 408.8	$ 740.5
Sources Of Capital

     Pepco's sources to meet its long-term funding needs, such as capital expenditures, and its short-term funding needs, such as working capital and the temporary funding of long-term funding needs, include internally generated funds, securities issuances and bank financing under new or existing facilities. Pepco's ability to generate funds from its operations and to access capital and credit markets is subject to risks and uncertainties. See "Risk Factors" for a discussion of important factors that may impact these sources of capital.

Short-Term Funding Sources

     Pepco has traditionally used a number of sources to fulfill short-term funding needs, such as commercial paper, short-term notes and bank lines of credit. Proceeds from short-term borrowings are used primarily to meet working capital needs but may also be used to temporarily fund long-term capital requirements.

Pepco maintains an ongoing commercial paper program of up to $300 million. The commercial paper notes can be issued with maturities up to 270 days from the date of issue.

     In July 2003, Pepco Holdings, Pepco, DPL and ACE entered into (i) a three-year working capital credit facility with an aggregate credit limit of $550 million and (ii) a 364-day working capital credit facility with an aggregate credit limit of $550 million. Pepco Holdings' credit limit under these facilities is $700 million, and the credit limit of each of Pepco, DPL and ACE under these facilities is the lower of $300 million and the maximum amount of short-term debt authorized by the appropriate state commission, except that the aggregate amount of credit utilized by Pepco, DPL and ACE at any given time under these facilities may not exceed $400 million. Funds borrowed under these facilities are available for general corporate purposes. Either credit facility also can be used as credit support for the commercial paper programs of the respective companies. The three-year and 364-day credit agreements contain customary financial and other covenants that, if not satisfied, could result in the acceleration of repayment obligations under the agreements or restrict the ability of the companies to borrow under the agreements. Among these covenants is the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreements. As of December 31, 2003, the applicable ratios for Pepco Holdings, Pepco, DPL and ACE were 60.0%. 55.0%, 48.4% and 47.9%, respectively. The credit agreements also contain a number of customary events of default that could result in the acceleration of repayment obligations under the agreements, including (i) the failure of any borrowing company or any of its significant

78 _____________________________________________________________________________

subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreements) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE.

Long-Term Funding Sources

     The sources of long-term funding for Pepco are the issuance of debt and equity securities and borrowing under long-term credit agreements. Proceeds from long-term financings are used primarily to fund long-term capital requirements, such as capital expenditures and new investments, and to refund or refinance existing securities.

PUHCA Restrictions

     An SEC Financing Order dated July 31, 2002 (the "Financing Order"), requires that, in order to issue debt or equity securities, including commercial paper, Pepco must maintain a ratio of common stock equity to total capitalization (consisting of common stock, preferred stock, if any, long-term debt and short-term debt) of at least 30 percent. At December 31, 2003, Pepco's common equity ratio was 43.4 percent. The Financing Order also requires that all rated securities issued by Pepco be rated "investment grade" by at least one nationally recognized rating agency. Accordingly, if Pepco's common equity ratio were less than 30 percent or if no nationally recognized rating agency rated a security investment grade, Pepco could not issue the security without first obtaining from the SEC an amendment to the Financing Order.

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

Other Liquidity Considerations
For a discussion of the potential impact of the Mirant bankruptcy on liquidity, see "Relationship with Mirant Corporation" section that follows.
REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. As part of the sale, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries (collectively, Mirant). On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court). Under bankruptcy law, a debtor generally may, with authorization from a bankruptcy court, assume or reject executory contracts. A rejection of an executory contract entitles the counterparty to file a claim as an unsecured creditor against the bankruptcy estate for damages incurred due to the

79 _____________________________________________________________________________
rejection of the contract. In a bankruptcy proceeding, a debtor can normally restructure some or all of its pre-petition liabilities.

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco. However, management currently believes that Pepco currently have sufficient cash, cash flow and borrowing capacity under their credit facilities and in the capital markets to be able to satisfy the additional cash requirements that are expected to arise due to the Mirant bankruptcy. Accordingly, management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco to fulfill their contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on Pepco's financial condition.

Transition Power Agreements

     As part of the asset purchase and sale agreement for the Pepco generation assets (the Asset Purchase and Sale Agreement), Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the TPAs). Under these agreements, Mirant was obligated to supply Pepco with all of the capacity and energy needed to fulfill its standard offer service obligations in Maryland through June 2004 and its standard offer service obligations in the District of Columbia into January 2005, in each case at rates that were lower than the rates that Pepco charges to its customers. The original rates under the TPAs were less than the prevailing market rates.

     At the time Mirant filed for bankruptcy, the purchase prices for energy and capacity under the TPAs were below the prevailing market rates. To avoid the potential rejection of the TPAs Pepco and Mirant Corporation and its affiliate Mirant Americas Energy Marketing, LP (the Mirant Parties) entered into a settlement agreement, which was approved by the Bankruptcy Court on November 19, 2003 (the Settlement Agreement). Pursuant to the Settlement Agreement, the Mirant Parties have assumed both of the TPAs and the TPAs have been amended, effective October 1, 2003, to increase the purchase price of energy thereunder as described below. The Settlement Agreement also provides that Pepco has an allowed, pre-petition general unsecured claim against each of the Mirant Parties in the amount of $105 million (the Pepco TPA Claim), and has the right to assert the Pepco TPA Claim against other Mirant debtors. On December 15, 2003, Pepco filed Proofs of Claim in the amount of $105 million against the appropriate Mirant debtors.

     In accordance with the Settlement Agreement, the purchase price of energy under the TPAs has increased from $35.50 to $41.90 per megawatt hour during summer months (May 1 through September 30) and from $25.30 to $31.70 per megawatt hour during winter months (October 1 through April 30) under the District of Columbia TPA and has increased from $40.00 to $46.40 per megawatt hour during summer months and from $22.20 to $28.60 per megawatt hour during winter months under the Maryland TPA. Under the amended TPAs, the purchase prices paid by Pepco for capacity in the District of Columbia and Maryland remain $3.50 per megawatt hour and the charge paid by Pepco for certain ancillary services remain $.50 per megawatt hour. The amendments to the TPAs have resulted in an increase in the average purchase price to Pepco for energy from approximately 3.4 cents per kilowatt hour under the original terms of the TPAs to an average purchase price of approximately 4.0 cents per kilowatt hour. The revenues produced by the currently approved tariff rates

80 _____________________________________________________________________________
that Pepco charges its customers for providing standard offer service average approximately 4.1 cents per kilowatt hour.

     Pepco estimates that, as a result of the price increases, it will pay Mirant an additional $105 million for the purchase of energy beginning October 1, 2003 through the remaining terms of the TPAs. These payments will be offset by a reduction of payments by Pepco to customers for the period 2003 through 2006 of approximately $45 million pursuant to the generation procurement credit established pursuant to regulatory settlements entered into in the District of Columbia and Maryland under which Pepco and its customers share any margin between the price paid by Pepco to procure standard offer service and the price paid by customers for standard offer service. As a result, Pepco currently anticipates that it will incur a net additional cash outlay of approximately $60 million due to the amendments of the respective TPAs. The foregoing estimates are based on current service territory load served by competitive suppliers and by standard offer service and does not include financing costs, all of which could be subject to fluctuation.

     The amount, if any, that Pepco will be able to recover from the Mirant bankruptcy estate in respect of the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate. No receivable has been recorded in Pepco's accounting records in respect of the Pepco TPA Claim. Any recovery would be shared with customers pursuant to the generation procurement credit.

Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison (FirstEnergy), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the FirstEnergy PPA). Under an agreement with Panda, entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the Panda PPA). In each case, the purchase price is substantially in excess of current market prices. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated, among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs (the PPA-Related Obligations).

Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due to Pepco in respect of the PPA-Related Obligations (the Mirant Pre-Petition Obligations). The Mirant Pre-Petition Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco has filed Proofs of Claim in the Mirant bankruptcy proceeding in the amount of approximately $26 million to recover this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. The $3 million difference between Mirant's unpaid obligation to Pepco and the $26 million Proofs of Claim filed by Pepco primarily represents a TPA settlement adjustment which is included in the $105 million Proofs of Claim filed by Pepco on December 15, 2003 against the Mirant debtors. In view of this uncertainty, Pepco, in the third quarter of 2003, expensed $14.5

81 _____________________________________________________________________________

million ($8.7 million after-tax) to establish a reserve against the $29 million receivable from Mirant. The amount expensed represents Pepco's estimate of the possible outcome in bankruptcy, although the amount ultimately recoverable could be higher or lower.

Mirant's Attempt to Reject the PPA-Related Obligations

     On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations. Mirant's motion also sought injunctions to prohibit Pepco from initiating, or encouraging any person or entity to initiate, any proceedings before the FERC that seek to require Mirant to perform the PPA-Related Obligations and to prohibit FERC from taking any action to require Mirant to perform the PPA-Related Obligations.

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

     Upon motions filed by Pepco and FERC, on October 9, 2003, the U.S. District Court for the Northern District of Texas (the District Court) withdrew jurisdiction over both the rejection and preliminary injunction proceedings from the Bankruptcy Court. On December 23, 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations. On January 5, 2004 Mirant filed with the U.S. Court of Appeals for the Fifth Circuit (the Circuit Court) a notice of appeal of the District Court's December 23 decision. On January 6, 2004, The Official Committee of Unsecured Creditors of Mirant Corporation (the Creditors Committee) filed with the Circuit Court a separate notice of appeal of the December 23 decision. Also on January 6, 2004, the District Court entered an order dissolving all injunctive relief granted by the Bankruptcy Court in respect of the PPA-Related Obligations, and Mirant and the Creditors Committee each subsequently filed a motion with the Circuit Court for a stay of the dissolution order pending resolution of the appeals, as well as motions to expedite the appeals. On January 23, 2004, the Circuit Court denied Mirant's and the Creditors Committee's motions to expedite the appeal. On January 26, 2004, the Circuit Court denied Mirant's and the Creditors Committee's motions to stay the District Court's Order. Oral argument will be scheduled the week of May 3, 2004.

     Pepco is exercising all available legal remedies and vigorously opposing Mirant's continued attempts to reject the PPA-Related Obligations in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of Mirant's efforts to reject the PPA-Related Obligations is uncertain.

In accordance with the Bankruptcy Court's September 25 order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of
82 _____________________________________________________________________________

the ongoing proceedings. However, if Mirant ultimately is successful in rejecting, and is otherwise permitted to stop performing the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event September 18, 2003, is determined to be the effective date of rejection, as of March 1, 2004, is approximately $51.4 million. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the period July 14, 2003 (the date on which Mirant filed its bankruptcy petition) to September 18, 2003, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.8 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected. If Pepco were required to repay any such amounts for either period, the payment would be expensed at the time the payment is made.

     The following are estimates prepared by Pepco of its additional exposure if Mirant's motion to reject its PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of March 1, 2004, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of March 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 6.1 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 4.5 cents per kilowatt hour, Pepco estimates that it would cost approximately $50 million for the remainder of 2004, and $56 million in 2005, the last year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of March 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 15.6 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 6.9 cents per kilowatt hour, Pepco estimates that it would cost approximately $33 million for the remainder of 2004, $38 million in 2005, and $36 million in 2006 and approximately $35 million to $43 million annually thereafter through the 2021 contract termination date.

The ability of Pepco to recover from the Mirant bankruptcy estate in respect of the Mirant Pre-Petition Obligations and damages if the PPA-Related
83 _____________________________________________________________________________

Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the MPSC and the DCPSC to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered through Pepco's distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. (SMECO) under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating station (the SMECO Agreement). The agreement contemplates a monthly payment to SMECO of approximately $.5 million. Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder. At this time, Mirant continues to make post-petition payments due to SMECO.

Regulatory Matters
Divestiture Cases

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's DCPSC approved divestiture settlement that provided for a sharing of any net proceeds from the sale of Pepco's generation-related assets. One of the principal issues in the case is whether Pepco should be required to share with customers, on an approximately 50/50 basis, the excess deferred income taxes (EDIT) and accumulated deferred investment tax credits (ADITC) associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code and its implementing regulations. As of December 31, 2003, the District of Columbia allocated portions of EDIT and ADITC associated with the divested generation

84 _____________________________________________________________________________

assets were, respectively, approximately $6.5 million and $5.8 million, respectively. Other issues in the proceeding deal with the treatment of internal costs and cost allocations as deductions from the gross proceeds of the divestiture.

     Pepco believes that a sharing of EDIT and ADITC would violate the normalization rules. If Pepco were required to share EDIT and ADITC and, as a result, the normalization rules were violated, Pepco would be unable to use accelerated depreciation on District of Columbia allocated or assigned property. Pepco, in addition to sharing with customers an amount equal to approximately 50% of the generation-related ADITC balance, would have to pay to the IRS an amount equal to Pepco's $5.8 million District of Columbia jurisdictional generation-related ADITC balance as well as its District of Columbia jurisdictional transmission and distribution-related ADITC balance as of the later of the date a DCPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the DCPSC order becomes operative. As of December 31, 2003, the District of Columbia jurisdictional transmission and distribution-related ADITC balance was approximately $8 million.

     Pepco believes that its calculation of the District of Columbia customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to make additional gain-sharing payments to D.C. customers, including the payments described above related to EDIT and ADITC. Such additional payments (which, other than the EDIT and ADITC related payments, cannot be estimated) would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on Pepco's and PHI's results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial condition. It is uncertain when the DCPSC will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002. The principal issue in the Maryland case is the same EDIT and ADITC sharing issue that was raised in the D.C. case. As of December 31, 2003, the Maryland allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $9.1 million and $10.4 million, respectively. Other issues deal with the treatment of certain costs as deductions from the gross proceeds of the divestiture. On November 21, 2003, the Hearing Examiner in the Maryland proceeding issued a proposed order that concluded that Pepco's Maryland divestiture settlement agreement provided for a sharing between Pepco and customers of the EDIT and ADITC associated with the sold assets. Pepco believes that such a sharing would violate the normalization rules and would result in Pepco's inability to use accelerated depreciation on Maryland allocated or assigned property. If the proposed order is affirmed, Pepco would have to share with its Maryland customers, on an approximately 50/50 basis, the Maryland allocated portion of the generation-related EDIT, i.e., $9.1 million, and the generation-related ADITC. If such sharing were to violate the normalization rules, Pepco, in addition to sharing with customers an amount equal to approximately 50% of the generation-related ADITC balance, would be unable to use accelerated depreciation on Maryland allocated or assigned property. Furthermore, Pepco would have to pay to the IRS an amount equal to Pepco's $10.4 million Maryland jurisdictional generation-related ADITC balance, as well as its Maryland retail jurisdictional ADITC transmission and distribution-related balance as of the later of the date a MPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the MPSC order becomes operative. As of December 31, 2003, the Maryland retail jurisdictional transmission and distribution-related ADITC

85 _____________________________________________________________________________

balance was approximately $12 million. The Hearing Examiner decided all other issues in favor of Pepco, except that only one-half of the severance payments that Pepco included in its calculation of corporate reorganization costs should be deducted from the sales proceeds before sharing of the net gain between Pepco and customers.

     Under Maryland law, if the proposed order is appealed to the MPSC, the proposed order is not a final, binding order of the MPSC and further action by the MPSC is required with respect to this matter. Pepco has appealed the Hearing Examiner's decision on the treatment of EDIT and ADITC and corporate reorganization costs to the MPSC. Pepco cannot predict what the outcome of the appeal will be or when the appeal might be decided. Pepco believes that its calculation of the Maryland customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to share with its customers approximately 50% of the EDIT and ADITC balances described above and make additional gain-sharing payments related to the disallowed severance payments. Such additional payments would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial condition.

Standard Offer Service (SOS)
District of Columbia

     On February 21, 2003, the DCPSC opened a new proceeding to consider issues relating to (a) the establishment of terms and conditions for providing SOS in the District of Columbia after Pepco's obligation to provide SOS terminates on February 7, 2005, and (b) the selecting of a new SOS provider. Under current District of Columbia law, if the DCPSC selects a retail SOS provider (i.e., some entity or entities other than Pepco) to provide SOS after February 7, 2005, it must make the selection(s) before July 2, 2004; however, if the DCPSC decides to have Pepco continue as the SOS provider after February 7, 2005, it need not complete the procurement process before July 2, 2004. The law also allows the selection of Pepco as the SOS provider in the event of insufficient or inadequate bids from potential SOS providers other than Pepco.

On December 31, 2003, the DCPSC issued an order which sets forth the terms and conditions for the selection of a new SOS provider(s) and the provision of SOS by Pepco on a contingency basis.

     On December 31, 2003, the DCPSC also issued an order adopting terms and conditions that would apply if Pepco continues as the SOS provider after February 7, 2005. On January 9, 2004, the DCPSC issued an order in which it requested initial and reply comments by January 29, 2004, and February 9, 2004, respectively, on which SOS model (i.e., the wholesale SOS model, under which Pepco would continue as the SOS provider after February 7, 2005, or the retail model, under which some entity or entities other than Pepco would be the SOS provider after February 7, 2005) would best meet the needs of the DC SOS customers after February 7, 2005.

     Pepco and most of the other parties in the case filed applications for reconsideration and/or clarification of various parts of the two DCPSC orders that set forth the terms and conditions that would apply under the retail and wholesale SOS models. Pepco and most parties also filed initial and reply

86 _____________________________________________________________________________
comments on which SOS model would best serve the needs of the SOS customers in DC. In its comments, Pepco supported the wholesale SOS model.

     On March 1, 2004, the DCPSC issued an order adopting the wholesale SOS model, i.e., Pepco will continue to be the SOS provider in the District of Columbia after February 7, 2005. The DCPSC also granted in part and denied in part the applications for reconsideration and/or clarification of the order adopting the terms and conditions applicable to the wholesale model. Finally, the DCPSC denied as moot the applications for reconsideration and/or clarification of the order adopting the terms and conditions applicable to the retail SOS model because the DCPSC adopted the wholesale SOS model.

     Parties have until March 31, 2004 to apply for reconsideration of the order adopting the wholesale model. Generally, parties have until April 30, 2004 to seek judicial review of the order denying reconsideration of the order that adopted the terms and conditions applicable to the retail SOS model and the order granting in part and denying in part the order adopting the terms and conditions applicable to the wholesale SOS model.

Maryland

     In April 2003, the MPSC approved a settlement to extend the provision of SOS in Maryland. Under the settlement, Pepco will continue to provide SOS supply to customers at market prices after the existing fixed SOS supply rate expires in July 2004 for periods of four years for residential and small commercial customers, two years for medium-sized commercial customers and one year for large commercial customers. In accordance with the settlement, Pepco will purchase the power supply required to satisfy its market rate SOS supply obligation from one or more wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved by the MPSC. The settlement provides for Pepco to recover from its SOS customers the costs associated with the acquisition of the SOS supply as well as an average margin of $0.002 per kilowatt hour.

CRITICAL ACCOUNTING POLICIES
General

     The SEC has defined a company's most critical accounting policies as the ones that are most important to the portrayal of its financial condition and results of operations, and which require it to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Critical estimates represent those estimates and assumptions that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance.

Accounting Policy Choices

     Pepco's management believes that based on the nature of the business in which it operates, it has very little choice regarding the accounting policies it utilizes. For instance, its operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). SFAS No. 71 allows regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities and to defer the income statement impact of certain costs that are expected to be recovered in future rates. However, in the areas that Pepco is afforded accounting policy choices,

87 _____________________________________________________________________________
management does not believe that the application of different accounting policies than those that it chose would materially impact its financial condition or results of operations.
Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of significant estimates used by Pepco include the calculation of future cash flows and fair value amounts for use in asset impairment evaluations, pension and other post-retirement benefits assumptions, unbilled revenue calculations, and judgment involved with assessing the probability of recovery of regulatory assets. Although Pepco believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Long Lived Assets Impairment Evaluation

     Pepco believes that the estimates involved in its long term asset impairment evaluation process represent "Critical Accounting Estimates" because they (1) are highly susceptible to change from period to period because management is required to make assumptions and judgments about undiscounted and discounted future cash flows and fair values, which are inherently uncertain, (2) actual results could vary from those used in Pepco estimates and the impact of such variations could be material, and (3) the impact that recognizing an impairment would have on Pepco's assets as well as the net loss related to an impairment charge could be material.

     In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), an impairment loss shall only be recognized if the carrying amount of an asset is not recoverable and the carrying amount exceeds its fair value. The asset is deemed to not be recoverable when its carrying amount exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. In order to estimate an asset's future cash flows, Pepco considers historical cash flows. Pepco uses its best estimates in making these evaluations and considers various factors, including forward price curves for energy, fuel costs, legislative initiatives, and operating costs.

Pension and Other Post-retirement Benefit Plans

     Pepco believes that the estimates involved in reporting the costs of providing pension and other post-retirement benefits represent "Critical Accounting Estimates" because (1) they are based on an actuarial calculation that includes a number of assumptions which are subjective in nature, (2) they are dependent on numerous factors resulting from actual plan experience and assumptions of future experience, and (3)changes in assumptions could impact Pepco's expected future cash funding requirements for the plans and would have an impact on the projected benefit obligations, the reported pension and other post-retirement benefit liability on the balance sheet, and the reported annual net periodic pension and other post-retirement benefit cost on the income statement. In terms of quantifying the anticipated impact of a change in assumptions, Pepco estimates that a .25% change in the

88 _____________________________________________________________________________

discount rate used to value the benefit obligations could result in a $5 million impact on its consolidated balance sheets and income statements. Additionally, Pepco estimates that a .25% change in the expected return on plan assets could result in a $3 million impact on the consolidated balance sheets and income statements and a .25% change in the assumed healthcare cost trend rate could result in a $.6 million impact on its consolidated balance sheets and income statements. Pepco's management consults with its actuaries and investment consultants when selecting its plan assumptions.

     Pepco follows the guidance of SFAS No. 87, "Employers' Accounting for Pensions" (SFAS No. 87), and SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" (SFAS. No. 106), when accounting for these benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. In accordance with these standards, the impact of changes in these assumptions and the difference between actual and expected or estimated results on pension and post-retirement obligations is generally recognized over the working lives of the employees who benefit under the plans rather than immediately recognized in the income statement.

Regulation of Power Delivery Operations

     The requirements of SFAS No. 71 apply to Pepco's business. Pepco believes that the judgment involved in accounting for its regulated activities represent "Critical Accounting Estimates" because (1) a significant amount of judgment is required (including but not limited to the interpretation of laws and regulatory commission orders) to assess the probability of the recovery of regulatory assets, (2) actual results and interpretations could vary from those used in Pepco's estimates and the impact of such variations could be material, and (3) the impact that writing off a regulatory asset would have on Pepco's assets and the net loss related to the charge could be material.

NEW ACCOUNTING STANDARDS
New Accounting Policies Adopted
SFAS No. 143

     Pepco adopted Financial Accounting Standards Board (FASB) Statement No. 143 entitled "Accounting for Asset Retirement Obligations" (SFAS No. 143) on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. Based on the implementation of SFAS No. 143, $76.4 million and $72.1 million in asset removal costs at December 31, 2003 and 2002, respectively, have been reclassified from accumulated depreciation to a regulatory liability in the accompanying Consolidated Balance Sheets.

SFAS No. 150

     Effective July 1, 2003 Pepco implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). This Statement established standards for how an issuer classifies and measures in its Consolidated Balance Sheet certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in Pepco's reclassification (initially as of September 30, 2003) of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" (TOPrS) and "Mandatorily Redeemable Serial Preferred

89 _____________________________________________________________________________

Stock" on its Consolidated Balance Sheet to a long term liability classification. Additionally, in accordance with the provisions of SFAS No. 150, dividends on the TOPrS and Mandatorily Redeemable Serial Preferred Stock, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, are recorded as interest expense in Pepco's Consolidated Statement of Earnings for the year ended December 31, 2003. In accordance with the transition provisions of SFAS No. 150, prior period amounts were not reclassified on either the consolidated balance sheet or consolidated statement of earnings.

     In the fourth quarter of 2003, Potomac Electric Power Company Trust I redeemed all $125 million of its 7.375% Trust Originated Preferred Securities at par and therefore they were not included on the accompanying December 31, 2003 Consolidated Balance Sheet. Accordingly, Pepco's Consolidated Balance Sheet as of December 31, 2003 reflects only the reclassification of Pepco's Mandatorily Redeemable Serial Preferred Stock into its long term liability section.

FIN 45

     Pepco applied the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), commencing in 2003 to their agreements that contain guarantee and indemnification clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligation it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of December 31, 2003, Pepco did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its consolidated balance sheets.

FIN 46

     In January 2003 FIN 46 was issued. FIN 46 was revised and superseded by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R) which clarified some of the provisions of FIN 46 and exempted certain entities from its requirements. As of December 31, 2003, Pepco did not have any entities that were impacted by the provisions of FIN 46.

RISK FACTORS

     The business and operations of Pepco are subject to numerous risks and uncertainties, including the events or conditions identified below. These events or conditions could have an adverse effect on the business of Pepco, including, depending on the circumstances, its results of operations and financial condition.

Pepco is a public utility that is subject to substantial governmental regulation. If Pepco receives unfavorable regulatory treatment, Pepco's business could be negatively affected.
90 _____________________________________________________________________________

     Pepco's utility business is subject to regulation by various federal, state and local regulatory agencies that significantly affects its operations. Pepco's operations are regulated in Maryland by the MPSC and in Washington, D.C. by the DCPSC with respect to, among other things, the rates it can charge retail customers for the delivery of electricity. In addition, the rates that Pepco can charge for electricity transmission are regulated by the FERC. Pepco cannot change delivery or transmission rates without approval by the applicable regulatory authority. While the approved delivery and transmission rates are intended to permit Pepco to recover its costs of service and earn a reasonable rate of return, Pepco's profitability is affected by the rates it is able to charge. In addition, if the costs incurred by Pepco in operating its transmission and distribution facilities exceed the allowed amounts for costs included in the approved rates, Pepco's financial results will be adversely affected.

     Pepco also is required to have numerous permits, approvals and certificates from governmental agencies that regulate its business. Pepco believes that it has obtained the material permits, approvals and certificates necessary for its existing operations and that its business is conducted in accordance with applicable laws; however, Pepco is unable to predict the impact of future regulatory activities of any of these agencies on its business. Changes in or reinterpretations of existing laws or regulations, or the imposition of new laws or regulations, may require Pepco to incur additional expenses or to change the way it conducts its operations.

Pepco's business could be adversely affected by the Mirant bankruptcy.

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant. As part of the sale, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries. On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas. Depending on the outcome of the proceedings, the Mirant bankruptcy could adversely affect on Pepco's business. See "Relationship with Mirant Corporation."

Pepco could be required to make additional divestiture proceeds gain-sharing payments to customers in the District of Columbia and Maryland.

     Pepco currently is involved in regulatory proceedings in Maryland and the District of Columbia related to the sharing of the net proceeds from the sale of its generation-related assets. The principal issue in the proceedings is whether Pepco should be required to share with customers the excess deferred income taxes and accumulated deferred investment tax credits associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code and its implementing regulations. Depending on the outcome of the proceedings, Pepco could be required to make additional gain-sharing payments to customers and payments to the IRS in the amount of the associated accumulated deferred investment tax credits, and Pepco might be unable to use accelerated depreciation on District of Columbia and Maryland allocated or assigned property. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters."

The operating results of Pepco fluctuate on a seasonal basis and can be adversely affected by changes in weather.
Pepco's electric utility business is seasonal and weather patterns can have a material impact on its operating performance. Demand for electricity
91 _____________________________________________________________________________

is generally greater in the summer months associated with cooling and the winter months associated with heating as compared to other times of the year. Accordingly, Pepco historically has generated less revenues and income when weather conditions are milder in the winter and cooler in the summer.

Pepco's facilities may not operate as planned or may require significant maintenance expenditures, which could decrease its revenues or increase its expenses.

     Operation of transmission and distribution facilities involves many risks, including the breakdown or failure of equipment, accidents, labor disputes and performance below expected levels. Older facilities and equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures for additions or upgrades to keep them operating at peak efficiency, to comply with changing environmental requirements, or to provide reliable operations. Natural disasters and weather-related incidents, including tornadoes, hurricanes and snow and ice storms, also can disrupt transmission and distribution delivery systems. Operation of transmission and distribution facilities below expected capacity levels can reduce revenues and result in the incurrence of additional expenses that may not be recoverable from customers or through insurance. Furthermore, if Pepco is unable to perform its contractual obligations for any of these reasons, it may incur penalties or damages.

Pepco's transmission facilities are interconnected with the facilities of other transmission facility owners whose actions could have a negative impact on Pepco's operations.

     The transmission facilities of Pepco are directly interconnected with the transmission facilities of contiguous utilities and as such are part of an interstate power transmission grid. The FERC has designated a number of regional transmission operators to coordinate the operation of portions of the interstate transmission grid. Pepco is a member of PJM, which is the regional transmission operator that coordinates the movement of electricity in all or parts of Delaware, Maryland, New Jersey, Ohio, Pennsylvania, Virginia, West Virginia and the District of Columbia. Pepco operates its transmission facilities under the direction and control of PJM. PJM and the other regional transmission operators have established sophisticated systems that are designed to ensure the reliability of the operation of transmission facilities and prevent the operations of one utility from having an adverse impact on the operations of the other utilities. However, the systems put in place by PJM and the other regional transmission operators may not always be adequate to prevent problems at other utilities from causing service interruptions in the transmission facilities of Pepco. If Pepco were to suffer such a service interruption, it could have a negative impact on its business.

The cost of compliance with environmental laws is significant and new environmental laws may increase Pepco's expenses.

     Pepco's operations are subject to extensive federal, state and local environmental statutes, rules and regulations, relating to air quality, water quality, waste management, natural resources, site remediation, and health and safety. These laws and regulations require Pepco to incur expenses to, among other things, conduct site remediation and perform environmental monitoring. Pepco also may be required to pay significant remediation costs with respect to third party sites. If Pepco fails to comply with applicable environmental laws and regulations, even if caused by factors beyond its control, such failure could result in the assessment of civil or criminal

92 _____________________________________________________________________________
penalties and liabilities and the need to expend significant sums to come into compliance.

     In addition, Pepco incurs costs to obtain and comply with a variety of environmental permits, licenses, inspections and other approvals. If there is a delay in obtaining any required environmental regulatory approval or if Pepco fails to obtain, maintain or comply with any such approval, operations at affected facilities could be halted or subjected to additional costs.

     New environmental laws and regulations, or new interpretations of existing laws and regulations, could impose more stringent limitations on Pepco's operations or require it to incur significant additional costs. Pepco's current compliance strategy may not successfully address the relevant standards and interpretations of the future.

Changes in technology may adversely affect Pepco's electricity delivery businesses.

     Increased conservation efforts and advances in technology could reduce demand for electricity supply and distribution, which could adversely affect Pepco's business. In addition, changes in technology also could alter the channels through which retail electric customers buy electricity, which could adversely affect Pepco's business.

Acts of terrorism could adversely affect Pepco's business.

     The threat of or actual acts of terrorism may affect Pepco's operations in unpredictable ways and may cause changes in the insurance markets, force Pepco to increase security measures and cause disruptions of power markets. If any of Pepco's transmission or distribution facilities were to be a direct target, or an indirect casualty, of an act of terrorism, its operations could be adversely affected. Instability in the financial markets as a result of terrorism also could affect the ability of Pepco to raise needed capital.

Pepco's insurance coverage may not be sufficient to cover all casualty losses that it might incur.

     Pepco currently has insurance coverage for its facilities and operations in amounts and with deductibles that it considers appropriate. However, there is no assurance that such insurance coverage will be available in the future on commercially reasonable terms. In addition, some risks, such as weather related casualties, may not be insurable. In the case of loss or damage to property, plant or equipment, there is no assurance that the insurance proceeds, if any, received will be sufficient to cover the entire cost of replacement or repair.

Pepco may be adversely affected by economic conditions.

     Periods of slowed economic activity generally result in decreased demand for power, particularly by industrial and large commercial customers. As a consequence, recessions or other downturns in the economy may result in decreased revenues and cash flows for Pepco.

Pepco is dependent on its ability to successfully access capital markets. An inability to access capital may adversely affect its business.

     Pepco relies on access to both short-term money markets and longer-term capital markets as a source of liquidity and to satisfy its capital requirements not satisfied by the cash flow from its operations. Capital

93 _____________________________________________________________________________

market disruptions, or a downgrade in Pepco's credit ratings, would increase the cost of borrowing or could adversely affect its ability to access one or more financial markets. Disruptions to the capital markets could include, but are not limited to:

•	recession or an economic slowdown;
•	the bankruptcy of one or more energy companies;
•	significant increases in the prices for oil or other fuel;
•	a terrorist attack or threatened attacks; or
•	a significant transmission failure.
Pepco may be required to, or may elect to, make significant cash contributions to the Retirement Plan.

     Pepco follows the guidance of SFAS No. 87, "Employers' Accounting for Pensions" in accounting for pension benefits under the Retirement Plan, a non-contributory defined benefit plan in which Pepco's employees participate. In accordance with these accounting standards, Pepco makes assumptions regarding the valuation of benefit obligations and the performance of plan assets. Changes in assumptions such as the use of a different discount rate or expected return on plan assets, affects the calculation of projected benefit obligations, accumulated benefit obligation, reported pension liability on Pepco's balance sheet, and reported annual net periodic pension benefit cost on Pepco's income statement.

     Furthermore, as a result of actual pension plan experience being different from expected, the accumulated benefit obligation (ABO) could be greater than the fair value of pension plan assets. If this were to occur, Pepco could be required to recognize an additional minimum liability as prescribed by SFAS No. 87. The liability would be recorded as a reduction to common equity through a charge to Other Comprehensive Income (OCI), and would not affect net income for the year. The charge to OCI would be restored through common equity in future periods when the fair value of plan assets exceeded the accumulated benefit obligation. PHI's funding policy is to make cash contributions to the pension plan sufficient for plan assets to exceed the ABO, and avoid the recognition of an additional minimum liability.

Use of alternative assumptions could also impact the expected future cash funding requirements for the Retirement Plan if it did not meet the minimum funding requirements of ERISA.
Energy companies are subject to adverse publicity, which may render Pepco vulnerable to negative regulatory and litigation outcomes.

     The energy sector has been among the sectors of the economy that have been the subject of highly publicized allegations of misconduct in recent years. In addition, many utility companies have been publicly criticized for their performance during recent natural disasters and weather related incidents. Adverse publicity of this nature may render legislatures, regulatory authorities, and tribunals less likely to view energy companies such as Pepco in a favorable light and may cause them to be susceptible to adverse outcomes with respect to decisions by such bodies.

Because Pepco is a wholly owned subsidiary of PHI, PHI can exercise substantial control over its dividend policy and business and operations.

     All of the members of Pepco's board of directors, as well as many of Pepco's executive officers, are officers of PHI. Among other decisions, Pepco's board is responsible for decisions regarding payment of dividends, financing and

94 _____________________________________________________________________________

capital raising activities, and acquisition and disposition of assets. Within the limitations of applicable law, including limitations imposed by PUHCA, and subject to the financial covenants under Pepco's outstanding debt instruments, Pepco's board of directors will base its decisions concerning the amount and timing of dividends, and other business decisions, on Pepco's earnings, cash flow and capital structure, but may also take into account the business plans and financial requirements of PHI and its other subsidiaries.

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

•	Changes in and compliance with environmental and safety laws and policies;
•	Weather conditions;
•	Population growth rates and demographic patterns;
•	Competition for retail and wholesale customers;
•	General economic conditions, including potential negative impacts resulting from an economic downturn;
•	Growth in demand, sales and capacity to fulfill demand;
•	Changes in tax rates or policies or in rates of inflation;
•	Changes in project costs;
•	Unanticipated changes in operating expenses and capital expenditures;
•	The ability to obtain funding in the capital markets on favorable terms;
•	Restrictions imposed by PUHCA;
95 _____________________________________________________________________________
•	Legal and administrative proceedings (whether civil or criminal) and settlements that influence our business and profitability;
•	Pace of entry into new markets;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Interest rate fluctuations and credit market concerns; and
•	Effects of geopolitical events, including the threat of domestic terrorism.

     Any forward-looking statements speak only as to the date of this Annual Report and Pepco undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for Pepco to predict all of such factors, nor can Pepco assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

     Pepco undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.

96 _____________________________________________________________________________
THIS PAGE LEFT INTENTIONALLY BLANK.
97 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DELMARVA POWER & LIGHT COMPANY
RESULTS OF OPERATIONS
The Results of Operations discussion for DPL is presented only for the year ended December 31, 2003 in accordance with General Instruction I(2)(a). All amounts in the tables below are in millions.

Electric Revenues
	2003	2002	Change
Regulated electric revenues	$1,047.1	$1,036.4	$10.7
Non-regulated electric revenues	2.9	3.4	(0.5)
Total electric revenues	$1,050.0	$1,039.8	$10.2

     The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of DPL.

Regulated Electric Revenues

     The increase in "Regulated electric revenues" was primarily due to the following: (i) a $20.2 million increase from 4% higher sales in residential and commercial sales offset by 6% lower industrial sales, (ii) a $17.1 million increase from higher sales to Delaware Municipal Electric Corporation, (iii) a $9.1 million decrease in weather related sales, (iv) a $3.3 million decrease due to lower rates for residential space heating, (v) a $2.4 million decrease in interchange sales, and (vi) an $11.8 million decrease in sales due to more use of alternative suppliers by customers. Customers who have chosen alternate suppliers accounted for 16% of billed sales for the 2003 period compared to 10% for the 2002 period.

Gas Revenues
	2003	2002	Change
Regulated gas revenues	$153.9	$148.3	$ 5.6
Non-regulated gas revenues	37.1	29.8	7.3
Total gas revenues	$191.0	$178.1	$12.9

     DPL has gas revenues from natural gas sales to retail customers connected to DPL's gas distribution facilities, which generally are subject to price regulation, and from the transportation of natural gas for customers. The table above shows the amounts of gas revenues from sources that were subject to price regulation (regulated) and that were not subject to price regulation (non-regulated).

     The increase in "Regulated gas revenues" primarily resulted from higher revenues of $17.9 million from colder winter weather in 2003, and a $5.6 million increase in residential space heating sales. The increases were partially offset by rate decreases of $15.2 million primarily resulting from Gas Cost Rate decreases effective November 2002 and 2003,

98 _____________________________________________________________________________
and other variances totaling a $2.7 million decrease. Heating degree days increased by 16% for the twelve months ended December 31, 2003.
The increase in "Non-regulated gas revenues" is primarily due to an increase in sales to large industrial customers.
Operating Expenses
Electric Fuel and Purchased Energy
"Electric fuel and purchased energy" increased by $22.5 million to $699.5 million for 2003, from $677.0 million for 2002. The increase was due to increased POLR and SOS sales during 2003.
Gas Purchased

     "Gas purchased" increased by $7.4 million to $132.3 million for 2003, from $124.9 million for 2002. The over all increase was due to increased costs of natural gas for the regulated gas delivery business.

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

Other Operation and Maintenance

     Other operation and maintenance expenses decreased by $4.2 million to $174.5 million for 2003, from $178.7 million for 2002. The decrease was primarily due to a reduction in estimated uncollectible accounts receivable which resulted in lower bad debt expense of approximately $6.9 million and a $1.5 million decrease in rent expense due to lower building and property rents. The decreases were partially offset by incremental storm costs of $2.5 million incurred due to Hurricane Isabel.

Depreciation and Amortization

     Depreciation and amortization expenses decreased by $8.4 million to $73.7 million for 2003, from $82.1 million for 2002. The decrease was primarily due a $10.3 million reduction in the amortization of recoverable stranded costs partially offset by an increase of $1.9 million in depreciation of plant-in-service.

Other Income (Expenses)

     Other expenses decreased by $0.3 million to a net expense of $33.0 million for 2003, from a net expense of $33.3 million for 2002 primarily due to the following: (i) $9.3 million decrease in interest charges can be attributed to the reduction in long-term debt from prior year, (ii) a $3.7 million decrease in money pool interest income, and (iii) a $2.8 million

99 ____________________________________________________________________________
increase in interest expense due to distributions on mandatorily redeemable preferred securities that in accordance with SFAS No. 150 were reclassified to interest expense.
Income Taxes

     DPL's effective tax rate in 2003 and 2002 was 41% and 40%, respectively, as compared to the federal statutory rate of 35%. In both years, the major reason for this difference is state income taxes (net of federal benefit).

RISK FACTORS

     The business and operations of DPL are subject to numerous risks and uncertainties, including the events or conditions identified below. These events or conditions could have an adverse effect on the business of DPL, including, depending on the circumstances, its results of operations and financial condition.

DPL is a public utility that is subject to substantial governmental regulation. If DPL receives unfavorable regulatory treatment, DPL's business could be negatively affected.

     DPL's utility business is subject to regulation by various federal, state and local regulatory agencies that significantly affects its operations. DPL's operations are regulated in Maryland by the MPSC, in Delaware by the DPSC and in Virginia by the VSCC with respect to, among other things, the rates it can charge retail customers for the delivery of electricity and gas. In addition, the rates that DPL can charge for electricity transmission are regulated by the FERC. DPL cannot change delivery or transmission rates without approval by the applicable regulatory authority. While the approved delivery and transmission rates are intended to permit DPL to recover its costs of service and earn a reasonable rate of return, DPL's profitability is affected by the rates it is able to charge. In addition, if the costs incurred by DPL in operating its transmission and distribution facilities exceed the allowed amounts for costs included in the approved rates, DPL's financial results will be adversely affected.

     DPL also is required to have numerous permits, approvals and certificates from governmental agencies that regulate its business. DPL believes that it has obtained the material permits, approvals and certificates necessary for its existing operations and that its business is conducted in accordance with applicable laws; however, DPL is unable to predict the impact of future regulatory activities of any of these agencies on its business. Changes in or reinterpretations of existing laws or regulations, or the imposition of new laws or regulations, may require DPL to incur additional expenses or to change the way it conducts its operations.

The operating results of DPL fluctuate on a seasonal basis and can be adversely affected by changes in weather.

     DPL's electric utility business is seasonal and weather patterns can have a material impact on its operating performance. Demand for electricity is generally greater in the summer months associated with cooling and demand for electricity and gas is generally greater in the winter months associated with heating as compared to other times of the year. Accordingly, DPL

100 ____________________________________________________________________________
historically has generated less revenues and income when weather conditions are milder in the winter and cooler in the summer.
DPL's facilities may not operate as planned or may require significant maintenance expenditures, which could decrease its revenues or increase its expenses.

     Operation of transmission and distribution facilities involves many risks, including the breakdown or failure of equipment, accidents, labor disputes and performance below expected levels. Older facilities and equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures for additions or upgrades to keep them operating at peak efficiency, to comply with changing environmental requirements, or to provide reliable operations. Natural disasters and weather-related incidents, including tornadoes, hurricanes and snow and ice storms, also can disrupt transmission and distribution delivery systems. Operation of transmission and distribution facilities below expected capacity levels can reduce revenues and result in the incurrence of additional expenses that may not be recoverable from customers or through insurance. Furthermore, if DPL is unable to perform its contractual obligations for any of these reasons, it may incur penalties or damages.

DPL's transmission facilities are interconnected with the facilities of other transmission facility owners whose actions could have a negative impact on the DPL's operations.

     The electricity transmission facilities of DPL are directly interconnected with the transmission facilities of contiguous utilities and as such are part of an interstate power transmission grid. The FERC has designated a number of regional transmission operators to coordinate the operation of portions of the interstate transmission grid. DPL is a member of PJM, which is the regional transmission operator that coordinates the movement of electricity in all or parts of Delaware, Maryland, New Jersey, Ohio, Pennsylvania, Virginia, West Virginia and the District of Columbia. DPL operates its transmission facilities under the direction and control of PJM. PJM and the other regional transmission operators have established sophisticated systems that are designed to ensure the reliability of the operation of transmission facilities and prevent the operations of one utility from having an adverse impact on the operations of the other utilities. However, the systems put in place by PJM and the other regional transmission operators may not always be adequate to prevent problems at other utilities from causing service interruptions in the transmission facilities of DPL. If DPL were to suffer such a service interruption, it could have a negative impact on its business.

The cost of compliance with environmental laws is significant and new environmental laws may increase DPL's expenses.

     DPL's operations are subject to extensive federal, state and local environmental statutes, rules and regulations, relating to air quality, water quality, spill prevention, waste management, natural resources, site remediation, and health and safety. These laws and regulations require DPL to incur expenses to, among other things, conduct site remediation and obtain permits. DPL also may be required to pay significant remediation costs with respect to third party sites. If DPL fails to comply with applicable environmental laws and regulations, even if caused by factors beyond its control, such failure could result in the assessment of civil or

101 ____________________________________________________________________________
criminal penalties and liabilities and the need to expend significant sums to come into compliance.

     In addition, DPL incurs costs to obtain and comply with a variety of environmental permits, licenses, inspections and other approvals. If there is a delay in obtaining any required environmental regulatory approval or if DPL fails to obtain, maintain or comply with any such approval, operations at affected facilities could be halted or subjected to additional costs.

     New environmental laws and regulations, or new interpretations of existing laws and regulations, could impose more stringent limitations on DPL's operations or require it to incur significant additional costs. DPL's current compliance strategy may not successfully address the relevant standards and interpretations of the future.

Changes in technology may adversely affect DPL's electricity and gas delivery businesses.

     Increased conservation efforts and advances in technology could reduce demand for electricity and gas supply and distribution, which could adversely affect DPL's business. In addition, changes in technology also could alter the channels through which retail electric customers buy electricity, which could adversely affect DPL's business.

Acts of terrorism could adversely affect DPL's business.

     The threat of or actual acts of terrorism may affect DPL's operations in unpredictable ways and may cause changes in the insurance markets, force DPL to increase security measures and cause disruptions of power markets. If any of DPL's transmission or distribution facilities were to be a direct target, or an indirect casualty, of an act of terrorism, its operations could be adversely affected. Instability in the financial markets as a result of terrorism also could affect the ability of DPL to raise needed capital.

DPL's insurance coverage may not be sufficient to cover all casualty losses that it might incur.

     DPL currently has insurance coverage for its facilities and operations in amounts and with deductibles that it considers appropriate. However, there is no assurance that such insurance coverage will be available in the future on commercially reasonable terms. In addition, some risks, such as weather related casualties, may not be insurable. In the case of loss or damage to property, plant or equipment, there is no assurance that the insurance proceeds, if any, received will be sufficient to cover the entire cost of replacement or repair.

DPL may be adversely affected by economic conditions.

     Periods of slowed economic activity generally result in decreased demand for power, particularly by industrial and large commercial customers. As a consequence, recessions or other downturns in the economy may result in decreased revenues and cash flows for DPL.

102 ____________________________________________________________________________
DPL is dependent on its ability to successfully access capital markets. An inability to access capital may adversely affect its business.

     DPL relies on access to both short-term money markets and longer-term capital markets as a source of liquidity and to satisfy its capital requirements not satisfied by the cash flow from its operations. Capital market disruptions, or a downgrade in DPL's credit ratings, would increase the cost of borrowing or could adversely affect its ability to access one or more financial markets. Disruptions to the capital markets could include, but are not limited to:

•	recession or an economic slowdown;
•	the bankruptcy of one or more energy companies;
•	significant increases in the prices for oil or other fuel;
•	a terrorist attack or threatened attacks; or
•	a significant transmission failure.

DPL may be required to, or may elect to, make significant cash contributions to the Retirement Plan.

     DPL follows the guidance of SFAS No. 87, "Employers' Accounting for Pensions" in accounting for pension benefits under the Retirement Plan, a non-contributory defined benefit plan in which DPL's employees participate. In accordance with these accounting standards, DPL makes assumptions regarding the valuation of benefit obligations and the performance of plan assets. Changes in assumptions such as the use of a different discount rate or expected return on plan assets, affects the calculation of projected benefit obligations, accumulated benefit obligation, reported pension liability on DPL's balance sheet, and reported annual net periodic pension benefit cost on DPL's income statement.

     Furthermore, as a result of actual pension plan experience being different from expected, the accumulated benefit obligation (ABO) could be greater than the fair value of pension plan assets. If this were to occur, DPL could be required to recognize an additional minimum liability as prescribed by SFAS No. 87. The liability would be recorded as a reduction to common equity through a charge to Other Comprehensive Income (OCI), and would not affect net income for the year. The charge to OCI would be restored through common equity in future periods when the fair value of plan assets exceeded the accumulated benefit obligation. PHI's funding policy is to make cash contributions to the pension plan sufficient for plan assets to exceed the ABO, and avoid the recognition of an additional minimum liability.

Use of alternative assumptions could also impact the expected future cash funding requirements for the Retirement Plan if it did not meet the minimum funding requirements of ERISA.
Energy companies are subject to adverse publicity, which may render DPL vulnerable to negative regulatory and litigation outcomes.

     The energy sector has been among the sectors of the economy that have been the subject of highly publicized allegations of misconduct in recent years. In addition, many utility companies have been publicly criticized for their performance during recent natural disasters and weather related incidents. Adverse publicity of this nature may render legislatures, regulatory authorities, and tribunals less likely to view energy companies

103 ____________________________________________________________________________
such as DPL in a favorable light and may cause them to be susceptible to adverse outcomes with respect to decisions by such bodies.
Because DPL is an indirect, wholly owned subsidiary of PHI, PHI can exercise substantial control over its dividend policy and business and operations.

     All of the members of DPL's board of directors, as well as many of DPL's executive officers, are officers of PHI. Among other decisions, DPL's board is responsible for decisions regarding payment of dividends, financing and capital raising activities, and acquisition and disposition of assets. Within the limitations of applicable law, including limitations imposed by PUHCA, and subject to the financial covenants under DPL's outstanding debt instruments, DPL's board of directors will base its decisions concerning the amount and timing of dividends, and other business decisions, on DPL's earnings, cash flow and capital structure, but may also take into account the business plans and financial requirements of PHI and its other subsidiaries.

104 ____________________________________________________________________________

THIS PAGE LEFT INTENTIONALLY BLANK.
105 ____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC COMPANY
RESULTS OF OPERATIONS
The Results of Operations discussion for ACE is presented only for the year ended December 31, 2003 in accordance with General Instruction I(2)(a). All amounts in the table below are in millions.
Electric Revenues
	2003 2002		Change
Regulated electric revenues	$1,223.6	$1,078.9	$144.7
Non-regulated electric revenues	12.4	5.8	6.6
Total electric revenues	$1,236.0	$1,084.7	$151.3

     The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). "Regulated electric revenues" include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of ACE.

Regulated Electric Revenues

          The increase in "Regulated electric revenues" was due to the following: (i) regulated electric retail revenues increased $18.4 million. The $18.4 million increase was attributed to: (i) $18.9 million increase from residential and small commercial business growth, (ii) $9.6 million increase from August 2003 rate increase, (iii) a $12.5 million decrease from more customers choosing alternative suppliers, (iv) $4.7 million decrease in weather related sales, and (v) a $7.1 million increase from other sales and rate variances. Customers who have chosen alternate suppliers accounted for 11% of billed sales for the 2003 period compared to 8% for the corresponding 2002 period. Interchange sales increased $126.3 million due to the New Jersey NJBPU mandate that each New Jersey utility participate in an auction to allow third-party energy suppliers to provide Basic Generation Service to the customers in its territory. As of August 1, 2002, approximately 80% of the customer megawatts per hour load, which ACE was serving, began to be served by other suppliers. This means that ACE now has generation to sell to PJM, which was previously used by supply customers in the territory. As of December 31, 2003, 100% of the ACE customer BGS megawatts per hour load is being supplied by other suppliers through the auction process, so now all ACE generation is sold to PJM.

Operating Expenses
Electric Fuel and Purchased Energy

     "Electric fuel and purchased energy" increased by $92.6 million to $775.1 million for 2003, from $682.5 million for 2002. There was a $147.4 million increase due to colder winter weather, higher prices and increased interchange sales partially offset by a decrease of $50.1 million in purchased capacity. In August 2002, due to the NJBPU required auction sale

106 _____________________________________________________________________________
of BGS load, ACE began supplying 22% of its BGS energy requirements. With the drop in energy supply, there was a corresponding drop in capacity obligations under PJM formulas.
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

Other Operation and Maintenance

     Other operation and maintenance expenses decreased by $32.0 million to $211.6 million for 2003, from $243.6 million for 2002. The decrease was primarily due to a reduction in estimated uncollectible accounts which resulted in a $17.4 million decrease in bad debt expense, a $6.0 million decrease in general expenses and a $7.9 million decrease resulting from a severance accrual reversal made for Deepwater. The decreases were partially offset by incremental storm restoration costs of $1.0 million incurred due to Hurricane Isabel.

Impairment Losses
The impairment loss of $9.5 million in 2002 represents the write-down of the Deepwater power plant due to impairment of value based on the results of a competitive bidding process.
Depreciation and Amortization

     Depreciation and amortization expenses increased by $43.3 million to $112.5 million for 2003, from $69.2 million for 2002 primarily due to the following: (i) $24.1 million for amortization of bondable transition property as result of transition bonds issued in December 2002, and (ii) $18.1 million for amortization of a regulatory tax asset related to New Jersey stranded costs.

Deferred Electric Service Costs

     Deferred electric service costs decreased by $64.3 million due to lower costs related to ACE providing Basic Generation Service and due to the $27.5 million charge described below. The balance for ACE's deferred electric service costs was $185.9 million as of December 31, 2003. On July 31, 2003, the NJBPU issued its Summary Order permitting ACE to begin collecting a portion of the deferred costs that were incurred as a result of EDECA and to reset rates to recover on-going costs incurred as a result of EDECA.

     The Summary Order approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003. The Summary Order also transferred to ACE's pending base case for further

107 _____________________________________________________________________________

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

Other Income (Expenses)

    Other expenses increased by $13.2 million to a net expense of $49.4 million for 2003, from a net expense of $36.2 million for 2002. This increase is primarily due to higher interest expense of $6.1 million due to increased amounts of outstanding long-term debt, a $1.7 million decrease in billings to customers to recover ACE's income tax expense on contributions-in-aid of construction, a $2.4 million decrease in interest income accrued in 2003 on deferred electric service costs and a $0.9 million increase in interest expense due to distributions on mandatorily redeemable preferred securities that in accordance with SFAS No. 150 were reclassified to interest expense.

Income Taxes

     ACE's effective tax rate in 2003 was 40% as compared to the federal statutory rate of 35%. The major reason for this difference is state income taxes (net of federal benefit). In 2002, the effective rate was 37% as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit) partially offset by the flow through Deferred Investment Tax Credits and other book tax differences.

Extraordinary Item

     On July 25, 2003, the NJBPU approved the determination of stranded costs related to ACE's January 31, 2003 petition relating to its B.L. England generating facility. The NJBPU approved recovery of $149.5 million. As a result of the order, ACE reversed $10 million of accruals in June 2003 for the possible disallowances related to these stranded costs. The credit to income of $5.9 million (after-tax) is classified as an extraordinary gain in ACE's financial statements, since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999.

RISK FACTORS

     The business and operations of ACE are subject to numerous risks and uncertainties, including the events or conditions identified below. These events or conditions could have an adverse effect on the business of ACE, including, depending on the circumstances, its results of operations and financial condition.

108 ____________________________________________________________________________
ACE is a public utility that is subject to substantial governmental regulation. If ACE receives unfavorable regulatory treatment, ACE's business could be negatively affected.

     ACE's utility business is subject to regulation by various federal, state and local regulatory agencies that significantly affects its operations. ACE's operations are regulated by the NJBPU with respect to, among other things, the rates it can charge retail customers for the delivery of electricity. In addition, the rates that ACE can charge for electricity transmission are regulated by the FERC. ACE cannot change delivery or transmission rates without approval by the applicable regulatory authority. While the approved delivery and transmission rates are intended to permit ACE to recover its costs of service and earn a reasonable rate of return, ACE's profitability is affected by the rates it is able to charge. In addition, if the costs incurred by ACE in operating its transmission and distribution facilities exceed the allowed amounts for costs included in the approved rates, ACE's financial results will be adversely affected.

     ACE also is required to have numerous permits, approvals and certificates from governmental agencies that regulate its business. ACE believes that it has obtained the material permits, approvals and certificates necessary for its existing operations and that its business is conducted in accordance with applicable laws; however, ACE is unable to predict the impact of future regulatory activities of any of these agencies on its business. Changes in or reinterpretations of existing laws or regulations, or the imposition of new laws or regulations, may require ACE to incur additional expenses or to change the way it conducts its operations.

The operating results of ACE fluctuate on a seasonal basis and can be adversely affected by changes in weather.

     ACE's electric utility business is seasonal and weather patterns can have a material impact on its operating performance. Demand for electricity is generally greater in the summer months associated with cooling and the winter months associated with heating as compared to other times of the year. Accordingly, ACE historically has generated less revenues and income when weather conditions are milder in the winter and cooler in the summer.

ACE's facilities may not operate as planned or may require significant maintenance expenditures, which could decrease its revenues or increase its expenses.

     Operation of generation, transmission and distribution facilities involves many risks, including the breakdown or failure of equipment, accidents, labor disputes and performance below expected levels. Older facilities and equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures for additions or upgrades to keep them operating at peak efficiency, to comply with changing environmental requirements, or to provide reliable operations. Natural disasters and weather-related incidents, including tornadoes, hurricanes and snow and ice storms, also can disrupt generation, transmission and distribution delivery systems. Operation of generation, transmission and distribution facilities below expected capacity levels can reduce revenues and result in the incurrence of additional expenses that may not be recoverable from customers or through insurance. Furthermore, if ACE is unable to perform its contractual obligations for any of these reasons, it may incur penalties or damages.

109 ____________________________________________________________________________
ACE's transmission facilities are interconnected with the facilities of other transmission facility owners whose actions could have a negative impact on the ACE's operations.

     The transmission facilities of ACE are directly interconnected with the transmission facilities of contiguous utilities and as such are part of an interstate power transmission grid. The FERC has designated a number of regional transmission operators to coordinate the operation of portions of the interstate transmission grid. ACE is a member of PJM, which is the regional transmission operator that coordinates the movement of electricity in all or parts of Delaware, Maryland, New Jersey, Ohio, Pennsylvania, Virginia, West Virginia and the District of Columbia. ACE operates its transmission facilities under the direction and control of PJM. PJM and the other regional transmission operators have established sophisticated systems that are designed to ensure the reliability of the operation of transmission facilities and prevent the operations of one utility from having an adverse impact on the operations of the other utilities. However, the systems put in place by PJM and the other regional transmission operators may not always be adequate to prevent problems at other utilities from causing service interruptions in the transmission facilities of ACE. If ACE were to suffer such a service interruption, it could have a negative impact on its business.

The cost of compliance with environmental laws is significant and new environmental laws may increase ACE's expenses.

     ACE's operations are subject to extensive federal, state and local environmental statutes, rules and regulations, relating to air quality, water quality, spill prevention, waste management, natural resources, site remediation, and health and safety. These laws and regulations require ACE to incur expenses to, among other things, conduct site remediation and obtain permits. ACE also may be required to pay significant remediation costs with respect to third party sites. If ACE fails to comply with applicable environmental laws and regulations, even if caused by factors beyond its control, such failure could result in the assessment of civil or criminal penalties and liabilities and the need to expend significant sums to come into compliance.

     In addition, ACE incurs costs to obtain and comply with a variety of environmental permits, licenses, inspections and other approvals. If there is a delay in obtaining any required environmental regulatory approval or if ACE fails to obtain, maintain or comply with any such approval, operations at affected facilities could be halted or subjected to additional costs.

     New environmental laws and regulations, or new interpretations of existing laws and regulations, could impose more stringent limitations on ACE's operations or require it to incur significant additional costs. ACE's current compliance strategy may not successfully address the relevant standards and interpretations of the future.

Changes in technology may adversely affect ACE's electricity delivery businesses

     Increased conservation efforts and advances in technology could reduce demand for electricity supply and distribution, which could adversely affect ACE's business. In addition, changes in technology also could alter the channels through which retail electric customers buy electricity, which could adversely affect ACE's business.

110 ____________________________________________________________________________
Acts of terrorism could adversely affect ACE's business.

     The threat of or actual acts of terrorism may affect ACE's operations in unpredictable ways and may cause changes in the insurance markets, force ACE to increase security measures and cause disruptions of power markets. If any of ACE's generation, transmission or distribution facilities were to be a direct target, or an indirect casualty, of an act of terrorism, its operations could be adversely affected. Instability in the financial markets as a result of terrorism also could affect the ability of ACE to raise needed capital.

ACE's insurance coverage may not be sufficient to cover all casualty losses that it might incur.

     ACE currently has insurance coverage for its facilities and operations in amounts and with deductibles that it considers appropriate. However, there is no assurance that such insurance coverage will be available in the future on commercially reasonable terms. In addition, some risks, such as weather related casualties, may not be insurable. In the case of loss or damage to property, plant or equipment, there is no assurance that the insurance proceeds, if any, received will be sufficient to cover the entire cost of replacement or repair.

ACE may be adversely affected by economic conditions.

     Periods of slowed economic activity generally result in decreased demand for power, particularly by industrial and large commercial customers. As a consequence, recessions or other downturns in the economy may result in decreased revenues and cash flows for ACE.

ACE is dependent on its ability to successfully access capital markets. An inability to access capital may adversely affect its business.

     ACE relies on access to both short-term money markets and longer-term capital markets as a source of liquidity and to satisfy its capital requirements not satisfied by the cash flow from its operations. Capital market disruptions, or a downgrade in ACE's credit ratings, would increase the cost of borrowing or could adversely affect its ability to access one or more financial markets. Disruptions to the capital markets could include, but are not limited to:

•	recession or an economic slowdown;
•	the bankruptcy of one or more energy companies;
•	significant increases in the prices for oil or other fuel;
•	a terrorist attack or threatened attacks; or
•	a significant transmission failure.
111 ____________________________________________________________________________
ACE may be required to, or may elect to, make significant cash contributions to the Retirement Plan.

     ACE follows the guidance of SFAS No. 87, "Employers' Accounting for Pensions" in accounting for pension benefits under the Retirement Plan, a non-contributory defined benefit plan in which ACE's employees participate. In accordance with these accounting standards, ACE makes assumptions regarding the valuation of benefit obligations and the performance of plan assets. Changes in assumptions such as the use of a different discount rate or expected return on plan assets, affects the calculation of projected benefit obligations, accumulated benefit obligation, reported pension liability on ACE's balance sheet, and reported annual net periodic pension benefit cost on ACE's income statement.

     Furthermore, as a result of actual pension plan experience being different from expected, the accumulated benefit obligation (ABO) could be greater than the fair value of pension plan assets. If this were to occur, ACE could be required to recognize an additional minimum liability as prescribed by SFAS No. 87. The liability would be recorded as a reduction to common equity through a charge to Other Comprehensive Income (OCI), and would not affect net income for the year. The charge to OCI would be restored through common equity in future periods when the fair value of plan assets exceeded the accumulated benefit obligation. PHI's funding policy is to make cash contributions to the pension plan sufficient for plan assets to exceed the ABO, and avoid the recognition of an additional minimum liability.

Use of alternative assumptions could also impact the expected future cash funding requirements for the Retirement Plan if it did not meet the minimum funding requirements of ERISA.
Energy companies are subject to adverse publicity, which may render ACE vulnerable to negative regulatory and litigation outcomes.

     The energy sector has been among the sectors of the economy that have been the subject of highly publicized allegations of misconduct in recent years. In addition, many utility companies have been publicly criticized for their performance during recent natural disasters and weather related incidents. Adverse publicity of this nature may render legislatures, regulatory authorities, and tribunals less likely to view energy companies such as ACE in a favorable light and may cause them to be susceptible to adverse outcomes with respect to decisions by such bodies.

Because ACE is an indirect, wholly owned subsidiary of PHI, PHI can exercise substantial control over its dividend policy and business and operations.

     All of the members of ACE's board of directors, as well as many of ACE's executive officers, are officers of PHI. Among other decisions, ACE's board is responsible for decisions regarding payment of dividends, financing and capital raising activities, and acquisition and disposition of assets. Within the limitations of applicable law, including limitations imposed by PUHCA, and subject to the financial covenants under ACE's outstanding debt instruments, ACE's board of directors will base its decisions concerning the amount and timing of dividends, and other business decisions, on ACE's earnings, cash flow and capital structure, but may also take into account the business plans and financial requirements of PHI and its other subsidiaries.

112 ____________________________________________________________________________

THIS PAGE LEFT INTENTIONALLY BLANK.
113 ____________________________________________________________________________

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PEPCO HOLDINGS
COMMITTEE OF CHIEF RISK OFFICERS RECOMMENDED RISK MANAGEMENT DISCLOSURES

     The following tables present the combined risk management disclosures of Conectiv Energy and Pepco Energy Services for the year ended December 31, 2003. Forward-looking data represents 100% of the combined positions of Conectiv Energy and Pepco Energy Services. The tables typically identify three business categories for the competitive energy segment defined as follows:

Proprietary trading - Standardized contracts entered into to take a view, capture market price changes, and/or put capital at risk. These activities are generally accounted for on a mark-to-market basis under SFAS No. 133.

Other energy commodity - Contracts associated with energy assets and retail energy marketing activities. Purchases and sales supporting the hedging of such activities including the POLR services supported by Conectiv Energy.

Non-commodity energy - Other activities for the competitive energy segment provided for reconciliation to segment reporting (includes thermal, power plant operating services, energy-efficiency and other services business).

114 ____________________________________________________________________________

Table 1

     This table identifies the components of gross margin by type of activity (proprietary trading, other energy commodity, and non-commodity energy). Further delineation of gross margin by type of accounting treatment is also presented (mark-to market vs. accrual accounting treatment).

Statement of Competitive Energy Gross Margin For the Year Ended December 31, 2003 (Dollars in Millions)
Mark to Market Activities	Proprietary Trading (1)	Other Energy Commodity (2)	Non-Commodity Energy (3)	Total
Unrealized Marked-to-market (MTM) Gain (Loss)
Unrealized gain (loss) at inception	$ -	$ -	$ -	$ -
Changes in unrealized fair value prior to settlements	(66.8)	29.8	-	(37.0)
Changes in valuation techniques and assumptions	-	-	-	-
Reclassification to realized at settlement of contracts	62.2	(29.0)	-	33.2
Total changes in unrealized fair value	(4.6)	0.8	-	(3.8)
Realized Net Settlement of Transactions Subject to MTM	(62.2)	29.0	-	(33.2)
Total (Loss) Gain on MTM activities	(66.8)	29.8	-	(37.0)
Transaction-related expenses associated with MTM activity	(0.5)	(10.2)	-	(10.7)
Total MTM activities gross margin (4)	(67.3)	19.6	-	(47.7)
Accrual Activities
Accrual activities revenues	N/A	3,828.4	161.3	3,989.7
Hedge losses reclassified from OCI	N/A	5.4	-	5.4
Cash flow hedge ineffectiveness recorded in income statement	N/A	1.8	-	1.8
Total revenue-accrual activities revenues	N/A	3,835.6	161.3	3,996.9
Fuel and Purchased Power	N/A	(3,539.2)	(26.5)	(3,565.7)
Hedges of fuel and purchased power reclassified from OCI	N/A	(51.1)	-	(51.1)
Cash flow hedge ineffectiveness recorded in income statement	N/A	(2.8)	-	(2.8)
Other transaction-related expenses	N/A	-	(87.5)	(87.5)
Total accrual activities gross margin	N/A	242.5	47.3	289.8
Total Gross Margin	$(67.3)	$ 262.1	$ 47.3	$ 242.1
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

(2)

Includes Generation line of business (LOB), POLR services, origination business, and miscellaneous wholesale and retail commodity sales. As of the second quarter of 2003, this category also includes the arbitrage activities of the 24-Hour Power Desk and any other activities marked-to-market through the Income Statement under SFAS No. 133 that are not proprietary trading.

(3) Includes Conectiv Thermal Systems, Inc. (Conectiv Thermal), Conectiv Operating Services Company, and Pepco Energy Services' energy-efficiency and other services business.
(4)

Conectiv Energy's proprietary trading experienced the majority of the $67.3 million negative gross margin in the month of February during an extreme run-up in natural gas prices. Conectiv Energy also sold a purchased power contract in February that was positively affected by the commodity price run-up. The pre-tax gain on the sale of this contract was $24.7 million, and the gain is included in the accrual section of the Other Energy Commodity column above because of the contract's classification as a normal purchase. The tax-effected gross margin for February 2003 Trading was approximately ($35 million) and the tax-effected gain on the long-term power contract was approximately $15 million. The net of these numbers is the ($20 million) as reported on a Form 8-K dated March 3, 2003. Most of the remaining loss occurred in January 2003.

115 ____________________________________________________________________________

Table 2
This table provides detail on changes in the competitive energy segment's net asset or liability balance sheet position with respect to energy contracts from one period to the next.
Roll-forward of Mark-to-Market Energy Contract Net Assets For the Year Ended December 31, 2003 (Dollars are Pre-Tax and in Millions)
	Proprietary Trading (1)	Other Energy Commodity (2)	Total
Total Marked-to-market (MTM) Energy Contract Net Assets at December 31, 2002	$ 15.8	$ 21.7	$ 37.5
Total change in unrealized fair value excluding reclassification to realized at settlement of contracts	(66.8)	18.2	(48.6)
Reclassification to realized at settlement of contracts	62.2	(87.3)	(25.1)
Effective portion of changes in fair value - recorded in OCI	-	107.6	107.6
Ineffective portion of charges in fair value - recorded in earnings	-	(1.0)	(1.0)
Net option premium payments	-	-	-
Purchase/sale of existing contracts or portfolios subject to MTM	(0.4)	0.4	-
Total MTM Energy Contract Net Assets at December 31, 2003 (a)	$10.8	$59.6	$ 70.4

(a) Detail of MTM Energy Contract Net Assets at December 31, 2003 (above)			Total
Current Assets			$101.6
Noncurrent Assets			28.7
Total MTM Energy Assets			130.3
Current Liabilities			(45.5)
Noncurrent Liabilities			(14.4)
Total MTM Energy Contract Liabilities			(59.9)
Total MTM Energy Contract Net Assets			$ 70.4
Notes:
(1)

Includes all contracts held for trading. Contracts that are marked-to-market through earnings under SFAS No. 133 have been reclassified to "Other Energy Commodity" if their purpose was not speculative. The arbitrage activities and interpool and intrapool short-term transactions of the 24-Hour Power Desk, which were formerly reported under "Proprietary Trading," have been moved to Other Regulated Contracts."

(2)

Includes all SFAS No. 133 hedge activity and non-trading activities marked-to-market through the Income Statement under SFAS No. 133. As of the second quarter of 2003, this category also includes the activities of the 24-Hour Power Desk.

116 ____________________________________________________________________________

Table 3

     This table provides the source used to determine the carrying amount of the competitive energy segment's total mark-to-market asset or liability (exchange-traded, provided by other external sources, or modeled internally) and is further delineated by maturities.

Maturity and Source of Fair Value of Mark-to-Market Energy Contract Net Assets As of December 31, 2003 (Dollars are Pre-Tax and in Millions)
	Fair Value of Contracts at December 31, 2003
	Maturities
Source of Fair Value	2004	2005	2006	2007 and Beyond	Total Fair Value
Proprietary Trading (1)
Actively Quoted (i.e., exchange-traded) prices	$ 7.7	$ 0.8	-	-	$ 8.5
Prices provided by other external sources (2)	2.3	-	-	-	2.3
Modeled	-	-	-	-	-
Total (3)	$10.0	$ 0.8	$ -	$ -	$10.8
Other Unregulated (4)
Actively Quoted (i.e., exchange-traded) prices	$46.1	$18.6	-	-	$64.7
Prices provided by other external sources (2)	(6.2)	(2.7)	0.9	0.1	(7.9)
Modeled (5)	6.2	(4.0)	0.6	-	2.8
Total	$46.1	$11.9	$1.5	$0.1	$59.6
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

(2)	Prices provided by other external sources reflect information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
(3)

The forward value of the trading contracts represents positions held prior to the cessation of proprietary trading. The values were locked-in during the exit from trading and will be realized during the normal course of business through the year 2005.

(4)

Includes all SFAS No. 133 hedge activity and non-trading activities marked-to-market through AOCI or on the Income Statement as required. As of the second quarter of 2003, this category also includes the activities of the 24-Hour Power Desk.

(5)

The modeled hedge position is a power swap for 50% of Conectiv Energy's POLR obligation in the DPL territory. The model is used to approximate the forward load quantities. Pricing is derived from the broker market.

117 ____________________________________________________________________________

Table 4

     This table presents details of merchant energy cash flows from gross margin, adjusted for cash provided or used by option premiums. This is not intended to present a statement of cash flows in accordance with Generally Accepted Accounting Principles.

Selected Competitive Energy Gross Margin Information For the Year Ended December 31, 2003 (Dollars in Millions)
	Proprietary Trading (1)	Other Energy Commodity (2)	Non- Commodity Energy (3)	Total

Total Gross Margin (4)	$(67.3)	$262.1	$47.3	$242.1
Less: Total Change in Unrealized Fair Value	4.6	(0.8)	-	3.8
Gross Margin Adjusted for Unrealized Marked-to-market (MTM) Gain/Loss	$(62.7)	$261.3	$47.3	$245.9
Add/Deduct Noncash Realized Amortization				3.9
Cash Component of Gross Margin (Accrual Basis)				$249.8
Net Change in Cash Collateral				$ 47.7
(1)

Includes all contracts held for trading. Contracts that are marked-to-market through earnings under SFAS No. 133 have been reclassified to "Other Energy Commodity" if their purpose was not speculative. This includes the arbitrage activities of the 24-Hour Power Desk, which was formerly reported under "Proprietary Trading."

(2)

Includes Generation LOB, POLR services, origination business, and miscellaneous wholesale and retail commodity sales. As of the second quarter of 2003, this category also includes the arbitrage activities of the 24-Hour Power Desk and any other activities marked-to-market through the Income Statement under SFAS No. 133 that are not proprietary trading.

(3)	Includes Conectiv Thermal, Conectiv Operating Services Company, and Pepco Energy Services' energy-efficiency and other services business.
(4)	The gross margin on this line ties to the "Total Gross Margin" on Table 1. Please refer to Note 4 on Table 1 for an explanation of Proprietary Trading gross margin.
118 ____________________________________________________________________________

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

Cash Flow Hedges Included in Accumulated Other Comprehensive Loss As of December 31, 2003 (Dollars in Millions)
Contracts	Accumulated Other Comprehensive Income (OCI) (Loss) After Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
Merchant Energy (Non-Trading)	$ 27.8	$ 22.7	51 months
Interest Rate	(64.5)	(4.8)	31 months
Foreign Currency	-	-
Other	-	-
Total	$(36.7)	$ 17.9
Total Other Comprehensive Loss Activity For the Year Ended December 31, 2003 (After-Tax)
	Merchant Hedge Contracts	Non-Merchant Hedges	Total
Accumulated OCI, December 31, 2002	$ 5.7	$(67.9)	$(62.2)
Changes in fair value	53.7	5.5	59.2
Reclasses from OCI to net income	(39.2)	5.5	(33.7)
Accumulated OCI derivative loss, December 31, 2003	$ 20.2	$(56.9)	$(36.7)
119 ____________________________________________________________________________

Table 6
This table provides information on the competitive energy segment's credit exposure, net of collateral, to wholesale counterparties.
Schedule of Credit Risk Exposure on Competitive Wholesale Energy Contracts (Dollars in Millions)
	December 31, 2003
Rating (1)	Exposure Before Credit Collateral (2)	Credit Collateral (3)	Net Exposure	Number of Counterparties Greater Than 10% *	Net Exposure of Counterparties Greater Than 10%

Investment Grade	$184.8	$8.1	$176.7	4	$109.9
Non-Investment Grade	6.3	2.6	3.7	-	-
Split rating	-	-	-	-	-
No External Ratings	-	-	-	-	-
Internal Rated - Investment Grade	11.3	-	11.3	-	-
Internal Rated - Non-Investment Grade	4.2	-	4.2	-	-
Total	$206.6	$10.7	$195.9	4	$109.9
Credit reserves			$ 3.6
(1)

Investment Grade - primarily determined using publicly available credit ratings of the counterparty. If the counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), it is determined based upon the rating of its guarantor. Included in "Investment Grade" are counterparties with a minimum Standard & Poor's or Moody's rating of BBB- or Baa3, respectively. If it has a split rating (i.e., rating not uniform between major rating agencies), it is presented separately.

(2)

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

(3)

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

120 ____________________________________________________________________________

Table 7

     This table provides point-in-time information on the amount of estimated production and fuel requirements hedged for the competitive energy segment's merchant generation facilities (based on economic availability projections).

Merchant Plant Owned Assets Hedging Information Estimated Three Calendar Years
	2004	2005	2006
Estimated Plant Output Hedged (1)	100%	100%	65%
Estimated Plant Gas Requirements Hedges (2)	83%	87%	-

Pepco Holdings' portfolio of electric generating plants includes "mid-merit" assets and peaking assets. Mid-merit electric generating plants are typically combined cycle units that can quickly change their megawatt output level on an economic basis. These plants are generally operated during times when demand for electricity rises and power prices are higher. The above information represents a hedge position for a single point in time and does not reflect the ongoing transactions executed to carry a balanced position. Pepco Holdings dynamically hedges both the estimated plant output and fuel requirements as the projected levels of output and fuel needs change.

The percentages above are based on modeled volumetric requirements using data available at December 31, 2003.
Hedged output is for on-peak periods only.
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
121 ____________________________________________________________________________

Table 8
Value at Risk Associated with Energy Contracts For the Year Ended December 31, 2003 (Dollars in Millions)

     Pepco Holdings uses a value-at-risk (VaR) model to assess the market risk of its electricity, gas, coal, and petroleum product commodity activities. The model includes physical forward contracts used for hedging and trading, and commodity derivative instruments. VaR represents a confidence interval of the probability of experiencing a mark-to-market loss of no more than the indicated amount on instruments or portfolios due to changes in market factors, for a specified time period. Pepco Holdings estimates VaR across its power, gas, coal, and petroleum products commodity business using a delta-gamma variance/covariance model with a 95 percent, one-tailed confidence level and assuming a one-day holding period. Since VaR is an estimate, it is not necessarily indicative of actual results that may occur.

     This table provides the VaR for all propriety trading positions of the competitive energy segment. VaR represents the potential gain or loss on energy contracts and/or portfolios due to changes in market prices, for a specified time period and confidence level.

	Proprietary Trading VaR (1)	VaR for Energy Derivative Contracts (2)
95% confidence level, one-day holding period, one-tailed (3)
Period end	$ -	$ 6.3
Average for the period	$0.6	$ 8.7
High	$8.5	$42.3
Low	$ -	$ 1.2

Notes:
(1)	Includes all derivative contracts held for trading and marked-to-market under SFAS No. 133.
(2)	Includes all derivative contracts under SFAS No. 133, including trading positions and cash flow hedges.
(3)

As VaR calculations are shown in a standard delta or delta/gamma closed form 95% 1-day holding period 1-tail normal distribution form, traditional statistical and financial methods can be employed to reconcile prior 10K and 10Q VaRs to the above approach. In this case, 5-day VaRs divided by the square root of 5 equal 1-day VaRs; and 99% 1-tail VaRs divided by 2.326 times 1.645 equal 95% 1-tail VaRs. Note that these methods of conversion are not valid for converting from 5-day or less holding periods to over 1-month holding periods and should not be applied to "non-standard closed form" VaR calculations in any case.

122 ____________________________________________________________________________

QUANTITATIVE AND QUALITATIVE DISCLOSURES
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

Interest Rate Risk

     Pepco Holdings and its subsidiaries debt is subject to the risk of fluctuating interest rates in the normal course of business. Pepco Holdings manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term and variable rate debt was approximately $2.0 million as of December 31, 2003.

Equity Price Risk

     PHI through its subsidiaries holds investments in marketable equity securities and venture capital funds, which invest in securities of technology and service companies related to energy, utility, and communication industries and invests in marketable securities, which consist primarily of preferred stocks with mandatory redemption features and investment grade commercial paper. Pepco Holdings is exposed to equity price risk through the investments in the marketable equity securities and the venture capital funds. The potential change in the fair value of these investments resulting from a hypothetical 10% decrease in quoted securities prices was approximately $3.0 million as of December 31, 2003. Due to the nature of these investments and market conditions, the fair value of these investments may change by substantially more than 10%.

Commodity Price Risk

     Pepco Holdings is at risk for a decrease in market liquidity to levels that affect its capability to execute its commodity participation strategies. PHI believes the commodity markets to be sufficiently liquid to support its market participation.

     Conectiv's participation in wholesale energy markets includes marketing, trading, and arbitrage activities, which expose Conectiv to commodity market risk. To the extent Conectiv has net open positions, controls are in place that are intended to keep risk exposures within management-approved risk tolerance levels. Conectiv engages in commodity hedging activities to minimize the risk of market fluctuations associated with the purchase and sale of energy commodities (natural gas, petroleum, coal and electricity). The majority of these hedges relate to the procurement of fuel for its power plants, fixing the cash flows from the plant output, and securing power for electric load service. Conectiv's hedging activities are conducted using derivative instruments designated as cash flow hedges, which are designed to

123 ____________________________________________________________________________

reduce the volatility on future cash flows. Conectiv's energy commodity hedging objectives, in accordance with its risk management policy, are primarily the assurance of stable and known cash flows and the fixing of favorable prices and margins when they become available. Conectiv manages to the objective of hedging the variability in future cash flows for forecasted energy output from its generation assets at 75% or greater of such forecasted output over a period of 36 months. As of December 2003, Conectiv's average forecasted hedge position for the forward 36 months was projected to meet that objective.

Credit and Nonperformance Risk

     Certain of PHI's subsidiaries' agreements may be subject to credit losses and nonperformance by the counterparties to the agreements. However, PHI anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. PHI's subsidiaries attempt to minimize credit risk exposure to wholesale energy counterparties through, among other things, formal credit policies, regular assessment of counterparty creditworthiness that results in the establishment of a credit limit for each counterparty, monitoring procedures that include stress testing, the use of standard agreements which allow for the netting of positive and negative exposures associated with a single counterparty and collateral requirements under certain circumstances, and has established reserves for credit losses. As of December 31, 2003, credit exposure to wholesale energy counterparties was weighted 87% with investment grade counterparties, 10% with counterparties without external credit quality ratings, and 3% with non-investment grade counterparties.

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

Interest Rate Risk

     Pepco's debt is subject to the risk of fluctuating interest rates in the normal course of business. Pepco manages interest rates through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term debt was approximately $.1 million as of December 31, 2003.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

124 ____________________________________________________________________________
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.
	Registrants
Item	Pepco Holdings	Pepco	DPL	ACE
Report of Independent Auditors	127	198	238	270
Consolidated Statements of Earnings	128	199	239	271
Consolidated Statements of Comprehensive Income	129	200	N/A	N/A
Consolidated Balance Sheets	130	201	240	272
Consolidated Statements of Cash Flows	132	203	242	274
Consolidated Statements of Shareholder's Equity	133	204	243	275
Notes to Consolidated Financial Statements	134	205	244	276
125 ____________________________________________________________________________

THIS PAGE LEFT INTENTIONALLY BLANK.
126 ____________________________________________________________________________

Report of Independent Auditors
To the Shareholders and Board of Directors of Pepco Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Pepco Holdings, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for financial instruments with characteristics of both liabilities and equity as of July 1, 2003 and variable interest entities as of December 31, 2003.

PricewaterhouseCoopers LLP Washington, DC February 26, 2004
127 ____________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS
For the Year Ended December 31,	2003	2002	2001
(Millions, except per share data)
Operating Revenue
Pepco	$1,548.0	$ 1,533.5	$ 1,723.5
Conectiv Power Delivery	2,471.1	996.2	-
Conectiv Energy	2,070.6	850.2	-
Pepco Energy Services	1,066.7	826.7	541.5
Other Non-Regulated	114.9	117.9	106.2
Total Operating Revenue	7,271.3	4,324.5	2,371.2
Operating Expenses
Fuel and purchased energy	4,621.8	2,538.4	1,238.1
Other operation and maintenance	1,348.6	775.1	373.4
Depreciation and amortization	422.1	239.8	170.6
Other taxes	273.9	225.6	186.5
Deferred electric service costs	(7.0)	-	-
Impairment losses	64.3	-	65.5
Gain on sales of assets	(68.8)	-	(29.3)
Total Operating Expenses	6,654.9	3,778.9	2,004.8
Operating Income	616.4	545.6	366.4
Other Income (Expenses)
Interest and dividend income	37.6	22.3	62.0
Interest expense	(388.8)	(213.8)	(148.7)
Loss from equity investments	(.9)	(9.7)	(23.9)
Impairment loss on equity investments	(102.6)	-	-
Other income	37.1	24.2	14.1
Other expenses	(11.4)	(13.4)	(8.8)
Total Other Expenses	(429.0)	(190.4)	(105.3)
Preferred Stock Dividend Requirements of Subsidiaries	13.9	20.6	14.2
Income Before Income Tax Expense	173.5	334.6	246.9
Income Tax Expense	65.9	124.1	83.5
Income Before Extraordinary Item	$ 107.6	$ 210.5	$ 163.4
Extraordinary Item (net of taxes of $4.1 million for the year ended December 31, 2003)	5.9	-	-
Net Income	$ 113.5	$ 210.5	$ 163.4
Earnings Per Share of Common Stock
Basic Before Extraordinary Item	$ .63	$ 1.61	$ 1.51
Basic - Extraordinary Item	$ .03	$ -	$ -
Basic Earnings Per Share of Common Stock	$ .66	$ 1.61	$ 1.51
Diluted Before Extraordinary Item	$ .63	$ 1.61	$ 1.50
Diluted - Extraordinary Item	$ .03	$ -	$ -
Diluted Earnings Per Share of Common Stock	$ .66	$ 1.61	$ 1.50
The accompanying Notes are an integral part of these Consolidated Financial Statements.

128 ____________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
For the Year Ended December 31,	2003	2002	2001
(Millions of Dollars)
Net income	$113.5	$210.5	$163.4
Other comprehensive earnings (loss), net of taxes
Unrealized gains (losses) on commodity derivatives designated as cash flow hedges:
Unrealized holding gains (losses) arising during period	45.0	29.2	(.5)
Less: reclassification adjustment for gains (losses) included in net earnings	18.9	.6	(.1)
Net unrealized gains (losses) on commodity derivatives	26.1	28.6	(.4)
Realized gain (loss) on Treasury lock	11.7	(102.4)	-
Unrealized gain (loss) on interest rate swap agreements designated as cash flow hedges:
Unrealized holding gains (losses) arising during period	3.4	(13.7)	(3.1)
Less: reclassification adjustment for loss included in net earnings	(5.6)	(1.9)	(.2)
Net unrealized gain (loss) on interest rate swaps	9.0	(11.8)	(2.9)
Unrealized gains on marketable securities:
Unrealized holding gains arising during period	6.1	5.7	4.5
Less: reclassification adjustment for gains (losses) included in net earnings	0.3	(0.1)	-
Net unrealized gains on marketable securities	5.8	5.8	4.5
Other comprehensive earnings (losses), before tax	52.6	(79.8)	1.2
Income tax expense (benefit)	22.4	(33.6)	.4
Other comprehensive earnings (losses), net of tax	30.2	(46.2)	.8
Comprehensive earnings	$143.7	$164.3	$164.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

129 ____________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ASSETS	December 31, 2003	December 31, 2002
(Millions of Dollars)

CURRENT ASSETS
Cash and cash equivalents	$ 100.3	$ 82.5
Restricted cash	.5	16.3
Restricted funds held by Trustee	8.3	-
Marketable securities	28.7	175.3
Accounts receivable, less allowance for uncollectible accounts of $43.5 million and $37.3 million	1,136.3	1,118.5
Fuel, materials and supplies-at average cost	281.2	259.9
Prepaid expenses and other	73.6	54.4
Total Current Assets	1,628.9	1,706.9
INVESTMENTS AND OTHER ASSETS
Goodwill	1,434.3	1,431.8
Regulatory assets	1,554.7	1,453.2
Investment in financing trusts	2.9	-
Investment in finance leases held in Trust	1,143.1	-
Investment in finance leases	-	1,091.6
Prepaid pension expense	166.6	149.3
Other	539.0	548.0
Total Investments and Other Assets	4,840.6	4,673.9
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	10,747.2	10,625.0
Accumulated depreciation	(3,782.3)	(3,581.7)
Net Property, Plant and Equipment	6,964.9	7,043.3
TOTAL ASSETS	$13,434.4	$13,424.1
The accompanying Notes are an integral part of these Consolidated Financial Statements.
130 ____________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY	December 31, 2003	December 31, 2002
(Millions of Dollars, except share data)

CURRENT LIABILITIES
Short-term debt	$ 898.3	$ 1,377.4
Accounts payable and accrued liabilities	699.6	638.8
Debentures issued to Financing Trust	25.8	-
Capital lease obligations due within one year	15.8	15.8
Interest and taxes accrued	96.8	63.4
Other	354.1	501.2
Total Current Liabilities	2,090.4	2,596.6

DEFERRED CREDITS
Regulatory liabilities	541.2	541.6
Income taxes	1,777.0	1,535.2
Investment tax credits	63.7	69.0
Other	522.8	452.8
Total Deferred Credits	2,904.7	2,598.6

LONG-TERM LIABILITIES
Long-term debt	4,588.9	4,287.5
Transition Bonds issued by ACE Funding	551.3	425.3
Debentures issued to financing trusts	72.2	-
Mandatorily redeemable serial preferred stock	45.0	-
Capital lease obligations	115.4	119.6
Total Long-Term Liabilities	5,372.8	4,832.4

COMMITMENTS AND CONTINGENCIES

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	-	290.0

PREFERRED STOCK
Serial preferred stock	35.3	35.3
Redeemable serial preferred stock	27.9	75.4
Total preferred stock	63.2	110.7

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, - authorized 400,000,000 shares and 200,000,000 shares, respectively - issued 171,769,448 shares and 169,982,361 shares, respectively	1.7	1.7
Premium on stock and other capital contributions	2,246.6	2,212.0
Capital stock expense	(3.3)	(3.2)
Accumulated other comprehensive loss	(22.7)	(52.9)
Retained income	781.0	838.2
Total Shareholders' Equity	3,003.3	2,995.8

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,434.4	$13,424.1

The accompanying Notes are an integral part of these Consolidated Financial Statements

131 ____________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31,	2003	2002	2001
(Millions of Dollars)

OPERATING ACTIVITIES
Net income	$113.5	$210.5	$163.4
Adjustments to reconcile net income to net cash from (used by) operating activities:
Depreciation and amortization	422.1	239.8	170.6
Gain on divestiture of generation assets	-	-	(29.3)
Gain on sale of building	(68.8)	-	-
Undistributed (gains) losses from affiliates	8.4	(1.3)	24.1
Gain on sale of assets	-	-	(6.4)
Net loss on derivative contracts	45.6	11.1	-
Extraordinary item	(10.0)	-	-
Rents received from leveraged leases under income earned	(72.4)	(35.9)	(13.6)
Impairment losses	166.9	-	65.5
Changes in:
Accounts receivable	-	(75.3)	73.2
Regulatory assets and liabilities	(86.0)	27.4	(152.9)
Prepaid expenses	(23.3)	74.1	389.4
Other deferred charges	45.9	(32.7)	21.4
Derivative and energy trading contracts	(21.6)	(7.4)	-
Prepaid pension costs	(17.3)	3.1	(28.9)
Materials and supplies	(18.0)	(35.7)	(2.1)
Accounts payable and accrued payroll	(65.4)	179.2	(50.7)
Interest and taxes accrued, including Federal income tax refund of $158.4 million and $135.4 million in 2003 and 2002	241.8	236.2	(721.8)
Net Cash From (Used By) Operating Activities	661.4	793.1	(98.1)

INVESTING ACTIVITIES
Acquisition of Conectiv, net of cash acquired	-	(1,075.6)	-
Net investment in property, plant and equipment	(598.2)	(503.8)	(245.3)
Proceeds from/changes in:
Sale of office building and other properties	159.2	-	-
Proceeds from combustion turbine contract cancellation	52.0	-	-
Divestiture of generation assets	-	-	156.2
Purchase of leveraged leases	-	(319.6)	(157.7)
Proceeds from sale of marketable securities	717.3	27.0	75.4
Purchase of marketable securities	(564.3)	(34.0)	-
Purchases of other investments	(11.0)	(22.5)	(76.1)
Proceeds from sale of other investments	-	15.2	16.6
Sale of aircraft	-	4.0	22.9
Net other investing activities	12.5	(27.4)	(5.4)
Net Cash Used By Investing Activities	(232.5)	(1,936.7)	(213.4)

FINANCING ACTIVITIES
Dividends paid on preferred stock	(4.6)	(5.9)	(5.0)
Dividends paid on common stock	(170.7)	(130.6)	(126.5)
Common stock issued to the Dividend Reinvestment Plan	31.2	12.4	-
Redemption of Trust Preferred Stock	(195.0)	-	-
Redemption of preferred stock	(2.5)	(9.9)	(5.6)
Issuance of common stock	1.6	105.7	-
Reacquisition of the Company's common stock	-	(2.2)	(78.1)
Issuances of long-term debt	1,093.7	1,974.2	92.4
Redemption of long-term debt	(692.2)	(415.2)	(1,059.9)
Repayments of short-term debt, net of issuances	(452.7)	(684.8)	138.5
Cost of issuances and financings	(14.6)	(130.4)	-
Net other financing activities	(5.3)	(2.7)	6.6
Net Cash (Used By) From Financing Activities	(411.1)	710.6	(1,037.6)
Net Increase (Decrease) In Cash and Cash Equivalents	17.8	(433.0)	(1,349.1)
Cash and Cash Equivalents at Beginning of Year	82.5	515.5	1,864.6

CASH AND CASH EQUIVALENTS AT END OF YEAR	$100.3	$82.5	$515.5

Supplemental Disclosure of Cash Flow Information
Cash paid (received) for interest (net of capitalized interest of $11.3 million, $10.6 million and $2.6 million) and income taxes:
Interest	$390.3	$139.6	$172.0
Income taxes	$(144.1)	$(271.0)	$781.2
The accompanying Notes are an integral part of these Consolidated Financial Statements.

132 ____________________________________________________________________________
PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock Shares Par Value		Premium on Stock	Capital Stock Expense	Accumulated Other Comprehensive (Loss) Income	Retained Income
(Dollar Amounts in Millions)

BALANCE, DECEMBER 31, 2000	118,544,736	$118.5	$1,027.3	$(12.9)	$ (7.5)	$937.2

Net Income	-	-	-	-	-	163.4
Other comprehensive income	-	-	-	-	.8	-
Dividends on common stock ($1.165/sh.)	-	-	-	-	-	(126.5)
Conversion of stock options	147	-	-	-	-	-
Gain on acquisition of preferred stock	-	-	.7	-	-	-
Release of restricted stock	-	-	.3	-	-	-
BALANCE, DECEMBER 31, 2001	118,544,883	$118.5	$1,028.3	$(12.9)	$ (6.7)	$974.1

Net Income	-	-	-	-	-	210.5
Other comprehensive loss	-	-	-	-	(46.2)	-
Dividends on common stock ($1.00/sh.)	-	-	-	-	-	(130.6)
Issuance of common stock:
Related to Conectiv acquisition	163,602,584	1.7	2,095.6	(2.1)	-	-
Original issue shares	5,750,000	-	105.7	-	-	-
DRP original shares	629,777	-	12.4	-	-	-
Cancellation of Pepco outstanding stock	(107,221,176)	(107.2)	(963.8)	10.7	-	-
Cancellation of Pepco Treasury Stock	(11,323,707)	(11.3)	(64.5)	1.1	-	(215.8)
Reacquired Conectiv and Pepco PARS	-	-	(3.2)	-	-	-
Vested options converted to Pepco Holdings options	-	-	1.5	-	-	-
BALANCE, DECEMBER 31, 2002	169,982,361	$1.7	$2,212.0	$ (3.2)	$(52.9)	$838.2

Net Income	-	-	-	-	-	113.5
Other comprehensive income	-	-	-	-	30.2	-
Dividends on common stock ($1.00/sh.)	-	-	-	-	-	(170.7)
Issuance of common stock:
Original issue shares	80,665	-	1.6	-	-	-
DRP original shares	1,706,422	-	31.2	-	-	-
Release of restricted stock	-	-	.1	(.1)	-	-
Reacquired Conectiv and Pepco PARS	-	-	1.7	-	-	-
BALANCE, DECEMBER 31, 2003	171,769,448	$ 1.7	$2,246.6	$ (3.3)	$ (22.7)	$781.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

133 ____________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PEPCO HOLDINGS, INC.
(1) ORGANIZATION
Pepco Holdings, Inc. (Pepco Holdings or PHI) is a diversified energy company that, through its operating subsidiaries, is engaged in three principal areas of business operations:
•	regulated power delivery,
•	non-regulated competitive energy generation, marketing and supply, and
•	other non-regulated activities consisting primarily of investments in energy-related assets.

     PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA)and is subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA. As a registered public utility holding company, PHI requires SEC approval to, among other things, issue securities, acquire or dispose of utility assets or securities of utility companies and acquire other businesses. In addition, under PUHCA, transactions among PHI and its subsidiaries generally must be performed at cost and subsidiaries are prohibited from paying dividends out of an accumulated deficit or paid-in capital without SEC approval.

     PHI was incorporated in Delaware on February 9, 2001, for the purpose of effecting the acquisition of Conectiv by Potomac Electric Power Company (Pepco). The acquisition was completed on August 1, 2002, at which time Pepco and Conectiv became wholly owned subsidiaries of PHI. Conectiv was formed in 1998 to be the holding company for Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE) in connection with a merger between DPL and ACE. As a result, DPL and ACE are wholly owned subsidiaries of Conectiv. Conectiv also is a registered public utility holding company under PUHCA.

     PHI Service Company, a subsidiary service company of PHI, provides a variety of support services, including legal, accounting, tax, purchasing and information technology services to Pepco Holdings and its operating subsidiaries. These services are provided pursuant to a service agreement among PHI, PHI Service Company, and the participating operating subsidiaries that has been filed with, and approved by, the SEC under PUHCA. The expenses of the service company are charged to PHI and the participating operating subsidiaries in accordance with costing methodologies set forth in the service agreement.

The following is a description of each of PHI's areas of operation.
Power Delivery

     The largest component of PHI's business is power delivery, which consists of the transmission and distribution of electricity and the distribution of natural gas. PHI's power delivery business is conducted by its subsidiaries Pepco, DPL and ACE, each of which is a regulated public utility in the

134 ____________________________________________________________________________
jurisdictions in which it serves customers. DPL and ACE conduct their power delivery operations under the tradename Conectiv Power Delivery.
Competitive Energy

     PHI's competitive energy business provides non-regulated generation, marketing and supply of electricity and gas, and related energy management services, in the mid-Atlantic region. PHI's competitive energy operations are conducted through subsidiaries of Conectiv Energy Holding Company (collectively, Conectiv Energy) and Pepco Energy Services and its subsidiaries (collectively, Pepco Energy Services).

Other Non-Regulated

     This component of PHI's business is conducted through its subsidiaries Potomac Capital Investment Corporation (PCI) and Pepco Communications, Inc. (Pepcom). PCI manages a portfolio of financial investments, which primarily includes energy leverages leases. During the second quarter of 2003, PHI announced the discontinuation of further new investment activity by PCI. Pepcom currently owns through a subsidiary a 50% interest in Starpower Communications, LLC (Starpower), a joint venture with RCN Corporation (RCN), which provides cable and telecommunication services to households in the Washington, D.C. area. As part of PHI's strategy of focusing on energy-related investments, PHI in January 2004 announced that Pepcom intends to sell its interest in Starpower. PHI cannot predict whether Pepcom's efforts to sell its interest in Starpower will be successful or, if successful, when a sale would be completed or what the sale proceeds would be. As discussed in Note (3) to the consolidated financial statements, "Summary of Significant Accounting Policies -- Investment Impairment Evaluation" at December 31, 2003, PHI determined that its investment in Starpower was impaired and therefore recorded a noncash charge of $102.6 million ($66.7 million after-tax) during the fourth quarter of 2003.

(2) 2002 MERGER TRANSACTION
General

     On August 1, 2002, Pepco's acquisition of Conectiv was consummated through a series of merger transactions and an exchange of cash and Pepco Holdings' common stock. In accordance with the terms of the merger agreement, existing holders of Conectiv common stock and Class A common stock, outstanding immediately prior to the merger, received cash in the aggregate amount of $1.1 billion and approximately 56.2 million shares of Pepco Holdings common stock. The number of Pepco Holdings shares issued to Conectiv shareholders was determined based on a formula outlined in the merger agreement. The stock was valued at $18.26 per share, resulting in stock consideration paid to existing Conectiv shareholders of approximately $1 billion. The valuation of Pepco Holdings shares was determined based on the closing market prices on the New York Stock Exchange of Pepco's common stock 3 days before and 3 days after the date that the amount of Pepco Holdings common shares to be issued to Conectiv shareholders became fixed (July 25, 2002). Additionally, Pepco incurred approximately $35.6 million in direct acquisition costs which are treated as consideration paid for Conectiv. Also, under the terms of the merger agreement approximately $1.7 million in existing Conectiv stock options and performance accelerated restricted stock (PARS) were converted to PHI options and PARS. Accordingly, as illustrated in the table below, total consideration paid for Conectiv was approximately $2.2 billion.

135 ____________________________________________________________________________

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

     The following table presents (in millions of dollars) (1) the estimated fair value of Conectiv's assets and liabilities at August 1, 2002, the acquisition date, (2) the goodwill balance resulting from the acquisition of Conectiv, (3) the total consolidated Pepco Holdings goodwill balance at December 31, 2002, and (4) adjustments to goodwill during 2003 which resulted in the consolidated goodwill balance at December 31, 2003.

Total Consideration Paid for Conectiv:
Cash paid to existing Conectiv shareholders	$1,095.2
Stock issued to existing Conectiv shareholders	1,029.7
Conversion of Conectiv options/PARS	1.7
Pepco direct merger costs	35.6
		$2,162.2
Fair Value of Conectiv's Assets/Liabilities:
Assets
Property, Plant and Equipment, Net	3,629.7
Investments and Other Assets	1,461.5
Current Assets	873.5
Total Assets	$5,964.7

Liabilities
Preferred Stock and Securities	200.8
Long-Term Debt	1,489.9
Current Liabilities	2,234.3
Deferred Credits and Other	1,428.4
Total Liabilities	$5,353.4

Less: Fair Value of Net Assets Acquired		611.3
Deferred Income Tax Liability		209.6
Add: Liabilities Assumed		73.0
Goodwill Resulting Directly from the Acquisition of Conectiv		1,414.3
Existing Pepco Energy Services' Goodwill Balance		17.5

Consolidated Goodwill at December 31, 2002		1,431.8
Add: Adjustments to goodwill during 2003		2.5
Consolidated Goodwill at December 31, 2003		$1,434.3

Goodwill generated by the acquisition of Conectiv is attributable to Pepco Holdings' power delivery segments.
136 ____________________________________________________________________________

Pro Forma Information (unaudited)

     Due to the use of the purchase method to account for the merger with Conectiv on August 1, 2002, the accompanying consolidated financial results include Conectiv and its pre-merger subsidiaries' operating results commencing on August 1, 2002. Accordingly, Pepco Holdings' consolidated operating results for the years ended December 31, 2002 and 2001 are not comparable with the corresponding 2003 results.

     The following pro forma unaudited financial information for Pepco Holdings on a consolidated basis gives effect to the merger as if it had occurred at the beginning of each year presented. This information does not reflect future revenues or cost savings that may result from the merger and is not indicative of actual results of operations had the merger occurred at the beginning of each year presented or of results that may occur in the future. Amounts, except earnings per share, are in millions.

	For the Year Ended December 31,
	2002	2001

Operating Revenue	$6,777.3	$6,361.8
Net Income	$231.5	$511.0
Earnings Per Share of common stock	$1.42	$3.06

     The primary pro forma adjustments in determining pro forma earnings per share were related to interest expense incurred on acquisition debt and interest income on existing funds used to partially fund the acquisition. Pro forma weighted average shares outstanding at December 31, 2002 and 2001 were 163.4 million shares and 167.0 million shares, respectively.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy

     The accompanying consolidated financial statements include the accounts of Pepco Holdings and its wholly owned subsidiaries. All intercompany balances and transactions between subsidiaries have been eliminated. Pepco Holdings uses the equity method to report investments, corporate joint ventures, partnerships, and affiliated companies where it holds a 20% to 50% voting interest and cannot exercise control over the operations and policies of the investment. Under the equity method, Pepco Holdings records its interest in the entity as an investment in the accompanying Consolidated Balance Sheets, and its percentage share of the entity's earnings are recorded in the accompanying Consolidated Statements of Earnings.

     In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46) issued in January 2003, with a revised interpretation issued in December 2003, FASB Interpretation No. 46-R "Consolidation of Variable Interest Entities" (FIN 46R), Pepco Holdings deconsolidated several entities that had previously been consolidated and consolidated several small entities that had not previously been consolidated. FIN 46 and FIN 46R address conditions when an entity should be consolidated based upon variable interests rather than voting interests. For additional information regarding

137 ____________________________________________________________________________
the impact of implementing FIN 46 and FIN 46R, refer to the "New Accounting Standards Adopted" section later in this Note to the consolidated financial statements.
Consolidated Financial Statement Composition

     The accompanying consolidated statements of earnings, consolidated statements of comprehensive earnings, and consolidated statements of cash flows for the year ended December 31, 2003 include Pepco Holdings and its subsidiaries' results for the full year. These statements for the year ended December 31, 2002 include Pepco and its pre-merger subsidiaries' results for the entire year consolidated with Conectiv and its subsidiaries operating results starting on August 1, 2002, the date the merger was consummated. These statements for the year ended December 31, 2001 include only the consolidated operations of Pepco and its pre-merger subsidiaries for the full year. Accordingly, the statements referred to above are not comparable for the years ended December 31, 2003, 2002, and 2001. However, the amounts included in the accompanying consolidated balance sheets and consolidated statements of shareholders' equity for the years ended December 31, 2003 and 2002 are comparable as both years reflect the accounting impact of the merger transaction.

Reclassifications
Certain prior year amounts have been reclassified in order to conform to current year presentations.
Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of significant estimates used by Pepco Holdings include the calculation of future cash flows and fair value amounts for use in asset impairment evaluations, fair value calculations (based on estimating market pricing) associated with derivative instruments, pension assumptions, and judgments involved with assessing the probability of recovery of regulatory assets. Although Pepco Holdings believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Regulation of Power Delivery Operations
Pepco is regulated by MPSC, the DCPSC, and its wholesale business is regulated by FERC. Conectiv Power Delivery is subject to regulation by the DPSC, the MPSC, the NJBPU, the VSCC, and FERC.

     The requirements of SFAS No. 71 apply to the power delivery businesses of Pepco, DPL, and ACE. SFAS No. 71 allows regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities and to defer the income statement impact of certain costs that are expected to be recovered in future rates. Management's assessment of the probability of recovery of regulatory assets requires judgment and interpretation of laws, regulatory commission orders, and other factors. Should existing facts or

138 ____________________________________________________________________________
circumstances change in the future to indicate that a regulatory asset is not probable of recovery, then the regulatory asset would be charged to earnings.
The components of Pepco Holdings' regulatory asset balances at December 31, 2003 and 2002, are as follows:
	2003	2002
	(Millions of Dollars)
Recoverable stranded costs	$ 960.6	$ 925.1
Deferred energy supply costs	193.2	154.9
Deferred recoverable income taxes	251.9	239.5
Deferred debt extinguishment costs	70.2	56.7
Unrecovered purchased power contracts	26.3	25.1
Deferred other post-retirement benefit costs	22.5	25.0
Asbestos removal costs	7.2	7.5
Generation Procurement Credit, customer sharing commitment and other	22.8	19.4
Total regulatory assets	$1,554.7	$1,453.2
The components of Pepco Holdings' regulatory liability balances at December 31, 2003 and 2002, are as follows:
	2003	2002
	(Millions of Dollars)
Deferred income taxes due to customers	$119.1	$123.1
Regulatory liability for New Jersey income tax benefit	51.2	51.2
Generation Procurement Credit, customer sharing commitment and other	43.0	94.7
Stranded cost reserves	22.3	18.6
Deferred electric service costs audit disallowance	47.7	8.7
Removal costs	257.9	245.3
Total regulatory liabilities	$541.2	$541.6

     Recoverable Stranded Costs: The pre-tax balances of $960.6 million as of December 31, 2003 and $925.1 million as of December 31, 2002 arose from the $228.5 million non-utility generator (NUG) contract termination payment and discontinuing the application of SFAS No. 71 to the electricity generation business.

Deferred Energy Supply Costs: Represents deferred costs relating to the provision of BGS and other restructuring related costs incurred by ACE and DPL.

     Deferred Recoverable Income Taxes: Represents deferred income tax assets recognized from the normalization of flow through items as a result of amounts charged to customers. As temporary differences between the financial statement and tax bases of assets reverse, deferred recoverable income taxes are amortized.

     Deferred Debt Extinguishment Costs: The costs of debt extinguishment for which recovery through regulated utility rates is probable and are deferred and subsequently amortized to interest expense during the rate recovery period.

139 ____________________________________________________________________________

     Unrecovered Purchased Power Costs: Includes costs incurred by ACE for renegotiation of a long-term capacity and energy contract. These costs are included in current customer rates with the balance scheduled for full recovery over the next 12 years.

     Deferred Other Post-retirement Benefit Costs: Represents the non-cash portion of other post-retirement benefit costs deferred by ACE during 1993 through 1997. This cost is being recovered over a 15-year period that began on January 1, 1998.

     Asbestos Removal Costs:  Represents costs incurred by ACE to remove asbestos insulation from a wholly owned electric generating substation. These costs are included in current customer rates with the balance scheduled for full recovery over the next 27 years.

     Generation Procurement Credit (GPC), Customer Sharing Commitment, and Other: GPC represents the customers' share of profits that Pepco has realized on the procurement and resale of generation services to standard offer service customers that has not yet been distributed to customers. Pepco is currently distributing the customers' share of profits monthly to all distribution customers in a billing credit. Pepco's December 2000 generation divestiture settlement agreements, approved by both the DCPSC and MPSC, required the sharing between customers and shareholders of any profits earned during the four-year transition period in each jurisdiction.

     Deferred Income Taxes Due to Customers: Represents the portion of deferred income tax liabilities applicable to utility operations of Pepco, DPL, and ACE that has not been reflected in current customer rates for which future recovery is probable. As temporary differences between the financial statement and tax bases of assets reverse, deferred recoverable income taxes are amortized.

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

Removal Costs: Represents Pepco's and DPL's asset retirement obligations which in accordance with SFAS No. 143 were reclassified from accumulated depreciation to a regulatory liability.
Stranded Cost Reserves: This regulatory liability represents reserves for the disallowance of stranded costs.
Deferred Electric Service Cost Audit Disallowance: The regulatory liability represents reserves for the disallowance of ACE costs imposed by the NJBPU.
140 ____________________________________________________________________________
Revenue Recognition
Regulated Revenue
The power delivery businesses recognize revenues for the supply and delivery of electricity and gas upon delivery to the customer, including amounts for services rendered but not yet billed.
Non-Regulated Revenue

     The competitive energy businesses also recognize revenues for the supply and delivery of electricity and gas upon delivery to the customer, including amounts for services rendered, but not yet billed. Conectiv Energy recognizes revenue when delivery is complete for non-trading activities. Pepco Energy Services recognizes revenue for its wholesale and retail commodity business upon delivery to customers. Revenues for Pepco Energy Services' energy efficiency construction business is recognized using the percentage-of-completion method of revenue recognition and revenues from its operation and maintenance and other products and services contracts are recognized when earned. Revenues from the other non-regulated business lines are principally recognized when services are performed or products are delivered; however, revenue from utility industry services contracts is recognized using the percentage-of-completion method of revenue recognition, which recognizes revenue as work progresses on the contract.

Transition Power Agreement and Generation Procurement Credit

     As part of the agreement to divest its generation assets, Pepco signed Transition Power Agreements (TPAs) with Mirant. In connection with Mirant's bankruptcy proceeding, the TPAs were amended by the Settlement Agreement. Under the TPAs, Pepco can acquire from Mirant all of the energy and capacity needed to satisfy Pepco's standard offer service obligations at prices that are below Pepco's current cost-based billing rates for standard offer service. For information regarding the impact of Mirant's bankruptcy on Pepco's operation, refer to the "Relationship with Mirant Corporation" section, herein.

Accounting For Derivatives

     Pepco Holdings and its subsidiaries use derivative instruments primarily to manage risk associated with commodity prices and interest rates. Risk management policies are determined by PHI's Corporate Risk Management Committee (CRMC). The CRMC monitors interest rate, commodity and credit exposure. The CRMC sets risk management policy that establishes limits on unhedged risk and determines risk reporting requirements.

     SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended governs the accounting treatment for derivatives. It requires derivative instruments to be measured at fair value. Derivatives are recorded on the balance sheet as assets or liabilities with offsetting gains and losses flowing through earnings unless they are designated as hedges. The gain or loss on a derivative that hedges exposure to variable cash flow of a forecasted transaction is initially recorded in other comprehensive income (a separate component of common stockholders' equity) and is subsequently reclassified into earnings when the forecasted transaction occurs. If a forecasted transaction is no longer probable, the deferred gain or loss in accumulated other comprehensive income is immediately reclassified to earnings. Changes in the fair value of other hedging derivatives result in a change in the value of the asset, liability, or firm commitment being

141 ____________________________________________________________________________
hedged; to the extent the hedge is effective. Any ineffective portion of a hedge is recognized in earnings immediately.

     Certain commodity forwards are not required to be recorded on a mark-to-market basis of accounting. These contracts are exempted under SFAS No. 133 because they are used in a company's normal operations and typically settle physically. These deals are considered normal purchases and sales, and follow standard accrual accounting. They do not appear on PHI's consolidated balance sheet. Examples of these transactions include fuel to be consumed in power plants and scheduled receipts and deliveries of electric power.

     The fair value of derivatives is determined using quoted exchange prices where available. For instruments that are not traded on an exchange, external broker quotes are used to determine fair value. For some custom and complex instruments, an internal model is used to interpolate broker quality price information. Models are also used to estimate volumes for certain transactions. The same valuation methods are used to determine the value of non-derivative, commodity exposure for risk management purposes.

     In June 2002, Pepco Holdings entered into several treasury lock transactions in anticipation of the issuance of several series of fixed rate debt commencing in July 2002. These treasury lock transactions, which were designated as qualified cash flow hedges in accordance with the provisions of SFAS No. 133, were intended to offset the changes in future cash flows attributable to fluctuations in interest rates. Upon the closing of the sale of the debt on September 6, 2002, the net loss on the settlement of the treasury lock transactions of $63.4 million (after-tax) was recorded as accumulated other comprehensive loss and began to be amortized into interest expense over the life of the related debt. Additionally, the fair value of the liability of $106.1 million (pre-tax) was paid by Pepco Holdings on September 4, 2002, the hedge settlement date.

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

     Conectiv Energy assesses risk on a total portfolio basis and by component (e.g. Generation Output, Generation Fuel, Load Supply, etc.). Portfolio risk combines the generation fleet, load obligations, miscellaneous commodity sales and hedges. Accounting hedges are matched against each component using the product or products that most closely represents the underlying hedged item. The total portfolio is risk managed based on its net megawatt position by month. If the total portfolio becomes too long or too short for a period, steps are taken to reduce or increase hedges. Total portfolio-level hedging includes accounting hedges (derivatives designated as cash flow hedges), derivatives that are being marked-to-market through earnings, and other physical commodity purchases and sales.

     Conectiv Bethlehem, LLC (CBI), a subsidiary of Conectiv Energy, entered into an interest rate swap agreement for the purpose of managing its overall borrowing rate and limiting its interest rate risk associated with debt it

142 ____________________________________________________________________________
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

     PCI has entered into interest rate swap agreements for the purpose of managing its overall borrowing rate and limiting its interest rate risk associated with debt it has issued. PCI currently hedges 100% of its variable rate debt and approximately 38% of its fixed rate debt for its Medium Term Note program. PCI formally designated its interest rate swap agreements as both cash flow hedge and fair value hedge instruments, as appropriate.

Accounting For Marketable Securities

     Pepco Holdings, primarily through PCI, holds preferred stock investments with mandatorily redeemable features, marketable equity securities and investment grade commercial paper investments which are classified as available-for-sale securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." PCI's investment activity has decreased after Pepco Holdings announced during the second quarter of 2003 the discontinuation of further new investment activity by PCI. Under the specific identification method, PCI realized gross gains of $.3 million, $.6 million and $.6 million, respectively, on sales or calls of securities for the years ended December 31, 2003, 2002 and 2001. In addition, PCI recorded gross losses of zero, $.7 million and $.7 million, respectively, on sales or calls of securities for the years ended December 31, 2003, 2002 and 2001.

	At December 31, 2003			At December 31, 2002
	Cost	Market Value	Net Unrealized Gain	Cost	Market Value	Net Unrealized Loss
	(Millions of Dollars)
Mandatorily Redeemable Preferred Stock	$17.7	$22.0	$4.3	$ 95.2	$ 94.7	$(.5)
Commercial Paper	5.7	5.7	-	79.1	79.1	-
Equity Securities	.8	1.0	.2	1.9	1.5	(.4)
Total	$24.2	$28.7	$4.5	$176.2	$175.3	$(.9)

     Included in net unrealized gains/losses are gross unrealized losses of zero and gross unrealized gains of $4.5 million at December 31, 2003 and gross unrealized losses of $2.0 million (which consisted of $1.6 million in preferred stock and $.4 million in equity securities) and gross unrealized gains of $1.1 million at December 31, 2002. At December 31, 2003, the contractual maturities for mandatorily redeemable preferred stock held by PCI are $6.6 million within one year, $6.2 million from one to five years, $10.6 million from five to 10 years and zero over 10 years.

Accounting for Goodwill
Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. The accounting for goodwill
143 ____________________________________________________________________________

is governed by SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment. Substantially all of Pepco Holdings' goodwill was generated by the acquisition of Conectiv by Pepco that closed in 2002. For additional information about Pepco Holdings' goodwill balance, refer to Note (2) 2002 Merger Transaction, herein.

Goodwill Impairment Evaluation

     The provisions of SFAS No. 142 require the evaluation of goodwill for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. Examples of such events and circumstances include an adverse action or assessment by a regulator, a significant adverse change in legal factors or in the business climate, and unanticipated competition. SFAS No. 142 indicates that if the fair value of a reporting unit is less than its carrying value, including goodwill, an impairment charge may be necessary. During 2003 Pepco Holdings tested its goodwill for impairment as of July 1, 2003. This testing concluded that none of Pepco Holdings' goodwill balance was impaired.

Long Lived Assets Impairment Evaluation

     Pepco Holdings is required to evaluate certain assets that have long lives (for example, generating property and equipment and real estate) to determine if they are impaired when certain conditions exist. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," governs the accounting treatment for impairments of long-lived assets and indicates that companies are required to test long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Examples of such events or changes include a significant decrease in the market price of a long-lived asset or if there is a significant adverse change in the manner an asset is being used or its physical condition.

     For long-lived assets that are expected to be held and used, SFAS No. 144 requires that an impairment loss shall only be recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. For long-lived assets that can be classified as assets to be disposed of by sale under SFAS No. 144, an impairment loss shall be recognized to the extent their carrying amount exceeds their fair value, including costs to sell.

     During the first quarter of 2003, Conectiv Energy cancelled an order for four GE combustion turbines (CTs), due to the uncertainty in the energy markets and current levels of capacity reserves within PJM. As a result, Pepco Holdings recognized a net pre-tax charge of $50.1 million ($29.5 million). Then in the fourth quarter of 2003, Conectiv Energy determined that its CT inventory was impaired and recorded a net pre-tax loss of $3.2 million ($1.7 million after-tax).

     During 2001, PCI (while wholly owned by Pepco) determined that its aircraft portfolio was impaired and wrote the portfolio down to its fair value by recording a pre-tax impairment loss of $55.5 million ($36.1 million after-tax). Also during 2001 PCI recorded a pre-tax write-off of $10.0

144 ____________________________________________________________________________
million ($6.5 million after-tax) related to its preferred stock investment in a wholly owned subsidiary of Enron.

     During the fourth quarter of 2003 PCI recorded a writedown of approximately $11.0 million related to a leased aircraft. Refer to Note (5) "Leasing Activities" to the consolidated financial statements for additional information.

Investment Impairment Evaluation

     Pepco Holdings is required to evaluate its equity-method and cost-method investments to determine whether or not they are impaired. In accordance with Accounting Principles Board Opinion (APB) No. 18 "The Equity Method of Accounting for Investments in Common Stock," the standard for determining whether an impairment must be recorded under APB No. 18 is whether the investment has experienced a loss in value that is considered an "other than a temporary" decline in value.

     During early 2004, Pepco Holdings announced plans to sell its 50 percent interest in Starpower as part of an ongoing effort to redirect Pepco Holdings' investments and to focus on its energy related businesses. At December 31, 2003, Pepco Holdings had an investment in Starpower of $141.8 million. However, because of the distressed telecommunications market and the changed expectations of Starpower's future performance, Pepco Holdings has determined that the fair value of its investment in Starpower at December 31, 2003 is $39.2 million. Accordingly, during the fourth quarter of 2003, Pepco Holdings recorded a noncash charge to its consolidated earnings of $102.6 million ($66.7 million after-tax).

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, money market funds, and commercial paper with original maturities of three months or less. Additionally, investments in PHI's "money pool," which PHI and certain of its subsidiaries may invest in, are considered cash equivalents.

Restricted Cash
Restricted cash represents cash restricted for costs incurred on the CBI project.
Other Non-Current Assets
The other assets balance principally consists of real estate under development, equity and other investments, and deferred compensation trust assets.
Other Current Liabilities
The other current liability balance principally consists of customer deposits, accrued vacation liability, and the current portion of deferred income taxes.
Other Deferred Credits
The other deferred credits balance principally consists of accrued other post retirement benefit liabilities and miscellaneous deferred liabilities.
145 ____________________________________________________________________________
Accounts Receivable and Allowance for Uncollectible Accounts

     Pepco Holdings' subsidiaries' accounts receivable balances primarily consist of customer accounts receivable, other accounts receivable, and accrued unbilled revenue. Accrued unbilled revenue represents revenue earned in the current period but not billed to the customer until a future date, usually within one month. PHI uses the allowance method to account for uncollectible accounts receivable.

Capitalized Interest and Allowance for Funds Used During Construction

     In accordance with the provisions of SFAS No. 34, "Capitalization of Interest Cost," the cost of financing the construction of Pepco Holdings' non-regulated subsidiaries electric generating plants is capitalized. Other non-utility construction projects also include financing costs in accordance with SFAS No. 34. The cost of additions to, and replacements or betterments of, retirement units of property and plant is capitalized. Such costs include material, labor, the capitalization of an Allowance for Funds Used During Construction (AFUDC) and applicable indirect costs, including engineering, supervision, payroll taxes and employee benefits.

Leasing Activities

     Pepco Holdings accounts for leases entered into by its subsidiaries in accordance with the provisions of SFAS No. 13, "Accounting for Leases." Income from investments in direct financing leases and leveraged lease transactions, in which PCI is an equity participant, is accounted for using the financing method and is recorded as other non-regulated operating revenue. In accordance with the financing method, investments in leased property are recorded as a receivable from the lessee to be recovered through the collection of future rentals. For direct financing leases, unearned income is amortized to income over the lease term at a constant rate of return on the net investment. Income, including investment tax credits, on leveraged equipment leases is recognized over the life of the lease at a constant rate of return on the positive net investment. Investments in equipment under operating leases are stated at cost, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the equipment's estimated useful life.

Amortization of Debt Issuance and Reacquisition Costs

     Expenses incurred in connection with the issuance of long-term debt, including premiums and discounts associated with such debt, are deferred and amortized over the lives of the respective debt issues. Costs associated with the reacquisition of debt for PHI's regulated operations are also deferred and amortized over the lives of the new issues.

Classification Items

     Pepco Holdings recorded AFUDC for borrowed funds of $3.0 million, $3.4 million, and $4.8 million for the years ended December 31, 2003, 2002, and 2001, respectively. These amounts are recorded as a reduction of "interest expense" in the accompanying consolidated statements of earnings.

     Pepco Holdings recorded amounts for AFUDC for equity income of $4.6 million, $3.0 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The amounts are included in the "other income" caption of the accompanying consolidated statements of earnings.

146 ____________________________________________________________________________

     Pepco Holdings recorded amounts for unbilled revenue of $184.6 million and $161.0 million as of December 31, 2003 and 2002, respectively. These amounts are included in the "accounts receivable" line item in the accompanying consolidated balance sheets.

Pension and Other Post Retirement Benefit Plans

     Pepco Holdings sponsors the Retirement Plan that covers substantially all employees of Pepco, DPL, ACE and certain employees of other Pepco Holdings' subsidiaries. Following the consummation of the acquisition of Conectiv by Pepco on August 1, 2002, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Retirement Plan on December 31, 2002. The provisions and benefits of the merged Retirement Plan for Pepco employees are identical to those of the original Pepco plan and for DPL and ACE employees the provisions and benefits of the merged Retirement Plan are identical to the original Conectiv plan. Pepco Holdings also provides supplemental retirement benefits to certain eligible executive and key employees through nonqualified retirement plans. In addition to sponsoring non-contributory retirement plans, Pepco Holdings provides certain post-retirement health care and life insurance benefits for eligible retired employees.

     The Company accounts for the Retirement Plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and its post-retirement health care and life insurance benefits for eligible employees in accordance with SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." PHI's financial statement disclosures were prepared in accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," as amended.

Severance Costs

     During 2002, Pepco Holdings' management approved initiatives by Pepco and Conectiv to streamline its operating structure by reducing the number of employees at each company. These initiatives met the criteria for the accounting treatment provided under EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." A roll forward of the severance accrual balance is as follows. (Amounts in millions)

Balance, December 31, 2001	$ -
Accrued during 2002	26.5
Payments during 2002	(3.3)
Balance, December 31, 2002	23.2
Accrued during 2003	-
Payments during 2003	(15.3)
Balance, December 31, 2003	$ 7.9

     Based on the number of employees that have accepted or are expected to accept the severance packages, substantially all of the severance liability accrued at December 31, 2003 will be paid through mid 2005. Employees have the option of taking severance payments in a lump sum or over a period of time.

147 ____________________________________________________________________________
Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. The carrying value of property, plant and equipment is evaluated for impairment whenever circumstances indicate the carrying value of those assets may not be recoverable under the provisions of SFAS No. 144. Upon retirement, the cost of regulated property, net of salvage, is charged to accumulated depreciation. For non regulated property, the cost and accumulated depreciation of the property, plant and equipment retired or otherwise disposed of are removed from the related accounts and included in the determination of any gain or loss on disposition. For additional information regarding the treatment of removal obligations, refer to the "Asset Retirement Obligations" section included in this Note to the consolidated financial statements.

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

Asset Retirement Obligations

     Pepco Holdings adopted Financial Accounting Standards Board (FASB) Statement No. 143 entitled "Accounting for Asset Retirement Obligations" (SFAS No. 143) on January 1, 2003. This statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. Based on the implementation of SFAS No. 143, at December 31, 2003 and 2002, respectively, $257.9 million in asset removal costs ($181.5 million for DPL and $76.4 million for Pepco) and $245.3 million in asset removal costs ($173.2 million for DPL and $72.1 million for Pepco) have been reclassified from accumulated depreciation to a regulatory liability in the accompanying consolidated balance sheets.

Stock-Based Compensation

     Pepco Holdings accounts for its stock-based employee compensation under the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations" (collectively, APB No. 25). As required by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," a tabular presentation of the pro-forma stock-based employee compensation cost, net income and basic and diluted earnings per share as if the fair value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all options is provided in Note 11, "Stock Based Compensation and Calculations of Earnings Per Share of Common Stock," herein.

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

148 ____________________________________________________________________________

liability on its balance sheet for the fair value of obligation it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of December 31, 2003, Pepco Holdings and its subsidiaries did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on the consolidated balance sheets. Refer to Note 14. "Commitments and Contingencies," herein, for a summary of Pepco Holdings' guarantees and other commitments.

Accumulated Other Comprehensive Loss

    A detail of the components of Pepco Holdings' Accumulated Other Comprehensive Loss balance is as follows. For additional information, refer to the Consolidated Statements of Comprehensive Earnings, herein.

(Millions of Dollars)	Commodity Derivatives	Treasury Lock	Interest Rate Swaps	Marketable Securities	Accumulated Other Comprehensive (Loss) Income
Beginning Balance, December 31, 2001	$(0.3)	$ -	$(1.9)	$(4.5)	$ (6.7)
Current period change	17.5	(59.7)	(7.7)	3.7	(46.2)
Beginning Balance, December 31, 2002	17.2	(59.7)	(9.6)	(0.8)	(52.9)
Current period change	15.0	5.4	6.0	3.8	30.2
Ending Balance, December 31, 2003	$32.2	$(54.3)	$(3.6)	$ 3.0	$(22.7)
NEW ACCOUNTING STANDARDS
New Accounting Policies Adopted
SFAS No. 143

     Pepco Holdings adopted Financial Accounting Standards Board (FASB) Statement No. 143 entitled "Accounting for Asset Retirement Obligations" (SFAS No. 143) on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. Based on the implementation of SFAS No. 143, at December 31, 2003, $257.9 million in asset removal costs ($181.5 million for DPL and $76.4 million for Pepco) and $245.3 million in asset removal costs at December 31, 2002 ($173.2 million for DPL and $72.1 million for Pepco) have been reclassified from accumulated depreciation to a regulatory liability in the accompanying Consolidated Balance Sheets.

SFAS No. 150

     Effective July 1, 2003 Pepco Holdings implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). This Statement established standards for how an issuer classifies and measures in its Consolidated Balance Sheet certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in Pepco Holdings' reclassification (initially as of September 30, 2003) of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" (TOPrS) and "Mandatorily Redeemable Serial Preferred Stock" on its Consolidated Balance Sheet to a long term liability classification. Additionally, in accordance with the provisions of SFAS No. 150, dividends on the TOPrS and Mandatorily Redeemable Serial Preferred

149 ____________________________________________________________________________

Stock, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, are recorded as interest expense in Pepco Holdings' Consolidated Statement of Earnings for the year ended December 31, 2003. In accordance with the transition provisions of SFAS No. 150, prior period amounts were not reclassified on either the consolidated balance sheet or consolidated statement of earnings. In 2003, Potomac Electric Power Company Trust I redeemed all $125 million of its 7.375% Trust Originated Preferred Securities at par. Also during 2003, Atlantic Capital I redeemed all $70 million of its 8.25% Quarterly Income Preferred Securities at par.

     Effective with the December 31, 2003 implementation of FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46), Pepco Holdings' subsidiaries' TOPrS were deconsolidated and therefore not included in its Consolidated Balance Sheet at December 31, 2003. Additionally, based on the provisions of FIN 46 Pepco Holdings recorded its investments in its TOPrS trusts and its Debentures issued to the trusts on its Consolidated Balance Sheet at December 31, 2003 (these items were previously eliminated in consolidation). For additional information regarding Pepco Holdings' implementation of FIN 46 refer to the "FIN 46" implementation section below. Accordingly, Pepco Holdings' Consolidated Balance Sheet as of December 31, 2003 reflects only the reclassification of Pepco's Mandatorily Redeemable Serial Preferred Stock into its long term liability section.

     In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS No. 150 to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS No. 150. The deferral is limited to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries. Pepco Holdings does not have an interest in any such applicable entities as of December 31, 2003, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities."

FIN 45

     Pepco Holdings and its subsidiaries applied the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), commencing in 2003 to their agreements that contain guarantee and indemnification clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligation it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of December 31, 2003, Pepco Holdings and its subsidiaries did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its consolidated balance sheets.

FIN 46

     In January 2003 FIN 46 was issued. FIN 46 was revised and superseded by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R) which clarified some of the provisions of FIN 46 and exempted certain entities from its requirements.

150 ____________________________________________________________________________

     FIN 46R requires the application of either FIN 46 or FIN 46R by "Public Entities" to all Special Purpose Entities, as defined in FIN 46R (SPEs), created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003 (Pepco Holdings year end 2003 financial statements). All entities created after January 31, 2003 by Public Entities were already required to be analyzed under FIN 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R will be applicable to all non-SPEs created prior to February 1, 2003 by public entities that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004 (Pepco Holdings first quarter ended March 31, 2004 financial statements).

As a result of the implementation of FIN 46, the following entities were impacted at December 31, 2003:
(1) Trust Preferred Securities

     DPL and ACE have wholly owned financing subsidiary trusts that have common and preferred trust securities outstanding and hold Junior Subordinated Debentures (the Debentures) issued by DPL and ACE. DPL and ACE own all of the common securities of the trusts, which constitute approximately 3% of the liquidation amount of all of the trust securities issued by the trusts. The trusts use interest payments received on the Debentures, which are the trusts' only assets, to make cash distributions on the trust securities. The obligations of DPL and ACE pursuant to the Debentures and guarantees of distributions with respect to the trusts' securities, to the extent the trusts have funds available therefore, constitute full and unconditional guarantees of the obligations of the trusts under the trust securities the trusts have issued. The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2028 to 2036. The Debentures are subject to redemption, in whole or in part, at the option of DPL or ACE, as applicable, at 100% of their principal amount plus accrued interest.

     In accordance with the provisions of FIN 46, and as a result of the deconsolidation of the trusts from PHI's financial statements, DPL and ACE's Debentures held by the trusts and DPL and ACE's investments in the trusts are included in PHI's Consolidated Balance Sheet as of December 31, 2003 and the previously recorded preferred trust securities have been removed from PHI's Consolidated Balance Sheets as of December 31, 2003. Accordingly, the deconsolidation of the trusts overall does not significantly impact PHI's Consolidated Balance Sheet at December 31, 2003.

(2) ACE Funding

     ACE formed ACE Funding during 2001. ACE Funding is a wholly owned subsidiary of ACE. ACE Funding was organized for the sole purpose of purchasing and owning Bondable Transition Property, issuing Transition Bonds to fund the purchasing of Bondable Transition Property, pledging its interest in Bondable Transition Property and other collateral to the trustee for the Transition Bonds to collateralize the Transition Bonds, and to perform activities that are necessary, suitable or convenient to accomplish these purposes.

     In accordance with the provisions of FIN 46, ACE Funding was assessed and it was determined that they should remain consolidated with Pepco Holdings' and ACE's financial statements as of December 31, 2003.

151 ____________________________________________________________________________
Accordingly, the implementation of FIN 46 did not impact Pepco Holdings' or ACE's Consolidated Balance Sheet at December 31, 2003.
(3) Leveraged Leases

     PCI manages a portfolio of financial investments in leveraged leases. These leveraged lease transactions involve PCI's purchase and leaseback of utility assets, located outside of the United States, that are designed to provide a long-term, stable stream of cash flow and earnings. The leases are in separate legally isolated Trusts established to hold the leased assets and the majority of the financing for such transactions has been third party, non-recourse debt over the base term.

     In accordance with the provisions of FIN 46, and as a result of the deconsolidation of the leveraged lease trusts from PHI's financial statements, the underlying leases held by the leveraged lease trusts are excluded and PHI's investments in the trusts are included in PHI's Consolidated Balance Sheet as of December 31, 2003 using the line item "Investment in Finance Leases Held in Trust." The deconsolidation of the leveraged lease trusts did not significantly impact Pepco Holdings' Consolidated Balance Sheet at December 31, 2003.

(4) Other

     In accordance with the provisions of FIN 46, two small entities created after January 31, 2003 were required to be consolidated at December 31, 2003 which previously were not consolidated. The consolidation of these entities did not have a significant impact on Pepco Holdings' overall financial condition or results of operations.

     Additionally, Pepco Holdings has analyzed its interests in entities with which it has power sale agreements and has determined those entities do not qualify as SPE as defined in FIN 46R. The Company will continue to analyze interests in investments and contractual relationships including power sale agreements to determine if such entities should be consolidated or deconsolidated in accordance with FIN 46R. Pepco Holdings is presently unable to determine the effect, if any, on its financial statements of applying FIN 46R to these entities.

New Accounting Standards Issued

     In July 2003, the EITF reached a consensus on EITF Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' and not 'Held for Trading Purposes' as Defined in EITF Issue No. 02-3 'Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities'" (EITF 03-11). This EITF concluded that determining whether realized gains and losses on physically settled derivative contracts not "held for trading purposes" should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. Pepco Holdings is in the process of completing its evaluation of the extent of its subsidiaries operating revenue and operating expense reclassifications that may be required. Pepco Holdings anticipates that the implementation of EITF 03-11, including the associated reclassification of certain operating revenues and operating expenses, will not have an impact on its overall financial position or net results of operations.

152 ____________________________________________________________________________
(4) SEGMENT INFORMATION

     Based on the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," Pepco Holdings' management has identified the following reportable segments: Pepco, Conectiv Power Delivery, Conectiv Energy, Pepco Energy Services, and Other Non-Regulated. Intercompany (intersegment) revenues and expenses are not eliminated at the segment level for purposes of presenting segment financial results. Elimination of these intercompany amounts is accomplished for Pepco Holdings' consolidated results through the "Corporate and Other" column. Due to the purchase method of accounting used to record the merger, the segment information for the years presented are not comparable. Segment financial information for the years ended December 31, 2003, 2002, and 2001, is as follows.

	December 31, 2003 (In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	(a) Corp. & Other	PHI Cons.
Operating Revenue	$1,548.0	$2,480.4	$2,884.8 (b)	$1,074.7	$114.2	$(830.8)	$ 7,271.3
Operating Expense	1,291.8	2,207.6(b)	2,998.4 (c), (d)	1,076.4	(29.7)	(889.6)(c), (d)	6,654.9
Operating Income (loss)	256.2	272.8	(113.6)	(1.7)	143.9	58.8	616.4
Interest Expense	78.0	110.3	39.2	1.2	96.4	63.7	388.8
Income Taxes	72.0	74.7	(53.0)	1.3	(10.6)	(18.5)	65.9
Extraordinary Item (net of taxes of $4.1 million)	-	5.9	-	-	-	-	5.9
Net Income (loss)	107.0	98.8	(79.0)(c), (d)	1.1	7.7 (e)	(22.1)(c), (d)	113.5
Total Assets	$3,717.4	$4,866.6	$2,115.9	$405.0	$1,384.5	$945.0	$13,434.4
(a)

"Corp. and Other" for 2003 included unallocated Pepco Holdings (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002. Intercompany transactions are also included in this line item. Additionally, this line item for "total assets" also includes Pepco Holdings' goodwill balance.

(b)

Conectiv Power Delivery purchased electric energy, electric capacity and natural gas from Conectiv Energy in the amount of $653.3 million for the year ended December 31, 2003. These intercompany transactions are included in the respective entities segment operating revenues and expenses.

(c)

Conectiv Energy's results include a charge of $108.0 million ($64.1 million) related to the CT contract cancellation. This was partially offset by $57.9 million ($34.6 million after-tax) in Corp. & Other, resulting from the reversal of a purchase accounting fair value adjustment made on the date of the merger. Overall the net impact of these two transactions is $50.1 million ($29.5 million after-tax) on consolidated net income.

(d)

Conectiv Energy's results include a charge of $32.8 million ($19.4 million after-tax) related to an impairment of CT inventory. This was partially offset by $29.6 million ($17.7 million after-tax) in Corp. & Other, resulting from the reversal of a purchase accounting fair value adjustment made on the date of the merger. Overall, the net impact of these two transactions is $3.2 million ($1.7 million after-tax) on consolidated net income.

153 ____________________________________________________________________________
(e)

Included in "Other Non-Regulated" net income of $7.7 million is a non-cash impairment charge of $102.6 million ($66.7 million after-tax) related to Pepcom's investment in Starpower Communications, LLC. The write-down of the investment in Starpower is based on December 31, 2003 estimated results. Also, included in results is a gain of $68.8 million ($44.7 million after-tax) on the sale of the Edison Place office building and an impairment charge of $11.0 million ($5.2 million after-tax) on PCI's aircraft portfolio.

	December 31, 2002 (In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	(a) Corp. & Other	PHI Cons.
Operating Revenue	$1,533.9	$ 997.3	$1,214.3(b)	$827.5	$ 115.5	$(364.0)	$ 4,324.5
Operating Expense	1,219.7	890.5(b)	1,157.6	815.9	43.4	(348.2)	3,778.9
Operating Income (loss)	314.2	106.8	56.7	11.6	72.1	(15.8)	545.6
Interest Expense	81.7	45.8	17.3	.3	50.3	18.4	213.8
Income Taxes	92.1	30.9	21.7	3.8	(3.7)	(20.7)	124.1
Net Income (loss)	136.3	46.4	30.5	6.8	29.0	(38.5)	210.5
Total Assets	$3,770.4	$5,090.9	$2,111.6	$296.9	$1,754.9	$ 399.4	$13,424.1
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

(b)

Conectiv Power Delivery purchased electric energy, electric capacity and natural gas from Conectiv Energy in the amount of $268.5 million for the period August 1, 2002 through December 31, 2002. These intercompany transactions are included in the segment respective entities operating revenues and expenses.

	December 31, 2001 (In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	(a) Corp. & Other	PHI Cons.
Operating Revenue	$1,723.5	$ -	$ -	$541.5	$ 112.2	$ (6.0)	$2,371.2
Operating Expense	1,340.4	-	-	524.1	146.3	(6.0)	2,004.8
Operating Income (loss)	383.1	-	-	17.4	(34.1)	-	366.4
Interest Expense	103.3	-	-	.3	45.1	-	148.7
Income Taxes	130.9	-	-	8.5	(55.9)	-	83.5
Net Income (loss)	189.2(b)	-	-	10.3	(36.1)(c)	-	163.4
Total Assets	$5,166.9	$ -	$ -	$211.8	$1,289.9	$(1,225.8)	$5,442.8
(a)

"Corp. and Other" for 2001 represents the elimination of intercompany rent paid by Pepco to PCI for lease of office space in PCI's office building. This line item for "total assets" also represents the elimination of intercompany transactions.

(b)	Pepco's net income of $189.2 million includes a gain of $29.3 million ($9.9 million after-tax) from the divestiture of generation assets.
(c)	Included in the "Other Non-Regulated" net loss of $36.1 million is PCI's write-down of $65.5 million ($42.6 million after-tax) of the value of aircraft holdings and investments.
154 ____________________________________________________________________________
(5) LEASING ACTIVITIES

     As discussed in Note 3 "Summary of Significant Accounting Policies," in accordance with the provisions of FIN 46, the leveraged lease trusts were deconsolidated from PHI's Consolidated Balance Sheet and the December 31, 2003 balances were presented on the line item "Investment in Finance Leases Held in Trust." The financing lease balances were comprised of the following at December 31:

	2003	2002
	(Millions of Dollars)
Energy leveraged leases	$1,103.5	$1,022.0
Aircraft leases	1.9	18.3
Other	37.7	51.3
Total	$1,143.1	$1,091.6

     Pepco Holdings' $1,103.4 million equity investment in energy leveraged leases at December 31, 2003, consists of electric power plants and natural gas transmission and distribution networks located outside of the United States. Of this amount, $391.4 million of equity is attributable to facilities located in The Netherlands, $548.4 million in Austria and $163.6 million in Australia.

The components of the net investment in finance leases at December 31, 2003 and 2002 are summarized below:
At December 31, 2003:	Leveraged Leases	Direct Finance Leases	Total Finance Leases
Rents receivable, net of recourse debt	$2,319.1	$41.1	$2,360.2
Residual value	-	12.5	12.5
Less: Unearned and deferred income	(1,215.6)	(14.0)	(1,229.6)
Investment in finance leases held in trust	1,103.5	39.6	1,143.1
Less: Deferred taxes	(365.3)	(38.8)	(404.1)
Net Investment in Finance Leases Held in Trust	$ 738.2	$ .8	$ 739.0
At December 31, 2002:	Leveraged Leases	Direct Finance Leases	Total Finance Leases
Rents receivable, net of recourse debt	$2,320.6	$64.7	$2,385.3
Residual value	-	22.6	22.6
Less: Unearned and deferred income	(1,298.6)	(17.7)	(1,316.3)
Investment in finance leases	1,022.0	69.6	1,091.6
Less: Deferred taxes	(278.5)	(43.9)	(322.4)
Net Investment in Finance Leases	$ 743.5	$25.7	$ 769.2
Income recognized from leveraged leases was comprised of the following:
For the Years Ended December 31,	2003	2002	2001
Pre-tax earnings from leveraged leases	$84.2	$64.1	$ 9.0
Investment tax credit recognized	-	-	.3
Income from leveraged leases, including investment tax credit	84.2	64.1	9.3
Income tax expense (benefit)	21.2	14.2	(9.9)
Net Income from Leveraged Leases	$63.0	$49.9	$19.2

     PCI's leased aircraft portfolio primarily consists of performing assets on lease to established commercial airlines. PCI continues to manage its aircraft portfolio with the objective of identifying future opportunities for their sale

155 ____________________________________________________________________________
or other disposition on favorable economic terms. In addition, PCI periodically assesses the aircraft for impairment.

     In December 2003, PCI recorded approximately $11.0 million (after-tax $5.2 million) related to the write down of the carrying value of an aircraft leased to Atlas. The write down was made due to concerns over Atlas' credit worthiness and the potential return of the aircraft by Atlas as part of its pending bankruptcy.

     In November 2002, PCI entered into a $309 million leveraged lease transaction with an Austrian municipal-owned entity. This transaction involved PCI's purchase and lease back of three hydroelectric facilities over a base term of approximately 36 years. The transaction was financed with approximately $259 million of third party, non-recourse debt over the base term. PCI's equity investment in this leveraged lease was approximately $55 million.

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

     On December 20, 2001, PCI recorded a pre-tax charge of approximately $55.5 million related to the write down of the carrying values of its then remaining seven aircraft and related assets in PCI's aircraft leasing portfolio.

     Rents receivable from leveraged leases are net of non-recourse debt. Minimum lease payments receivable from PCI's finance leases for each of the years 2004 through 2008 and thereafter are $6.6 million, $2.1 million, $33.7 million, $6.4 million, $3.0 million, and $1,091.3 million, respectively.

Lease Commitments

     Pepco leases its consolidated control center, an integrated energy management center used by Pepco's power dispatchers to centrally control the operation of its transmission and distribution systems. The lease is accounted for as a capital lease and was initially recorded at the present value of future lease payments, which totaled $152 million. The lease requires semi-annual payments of $7.6 million over a 25-year period and provides for transfer of ownership of the system to Pepco for $1 at the end of the lease term. Under SFAS No. 71, the amortization of leased assets is modified so that the total of interest on the obligation and amortization of the leased asset is equal to the rental expense allowed for rate-making purposes. This lease has been treated as an operating lease for rate-making purposes.

     DPL leases an 11.9% interest in the Merrill Creek Reservoir. The lease is an operating lease and payments over the remaining lease term, which ends in 2032, are $125.7 million in aggregate. Pepco, DPL, ACE and other Pepco Holdings' subsidiaries also have long-term leases for certain other facilities and equipment. Minimum commitments as of December 31, 2003, under the Merrill

156 ____________________________________________________________________________

Creek Reservoir lease and other lease agreements are as follows: 2004--$41.7 million; 2005--$42.3 million; 2006--$42.3 million; 2007--$42.0 million; 2008--$42.8 million; after 2008--$181.5 million; total--$392.6 million.

     The approximate annual commitments under all capital and operating leases are $41.7 million for 2004, $42.3 million for 2005, $42.3 million for 2006, $42.0 million for 2007, $42.8 million for 2008, and $181.5 million thereafter.

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of the following.
At December 31, 2003	Original Cost	Accumulated Depreciation	Net Book Value
	(Millions of Dollars)
Generation	$2,001.6	$ 637.4	$1,364.2
Distribution	5,621.9	2,045.9	3,576.0
Transmission	1,613.4	595.8	1,017.6
Gas	314.5	80.7	233.8
General	640.6	254.1	386.5
Construction work in progress	206.1	-	206.1
Non-operating and other property	349.1	168.4	180.7
Total	$10,747.2	$3,782.3	$6,964.9
At December 31, 2002
Generation	$ 1,672.1	$ 610.3	$1,061.8
Distribution	5,373.3	1,939.7	3,433.6
Transmission	1,584.7	565.7	1,019.0
Gas	304.4	76.0	228.4
General	868.3	363.7	504.6
Construction work in progress	644.9	-	644.9
Non-operating and other property	177.3	26.3	151.0
Total	$10,625.0	$3,581.7	$7,043.3
The non-operating and other property amounts include balances for distribution and transmission plant held for future use as well as other property held by non-utility subsidiaries.

     Pepco Holdings' utility subsidiaries use separate depreciation rates for each electric plant account. The rates vary from jurisdiction to jurisdiction. The system-wide composite depreciation rate for Pepco's transmission and distribution system property was approximately 3.5% in 2003, 2002 and 2001. The system-wide composite depreciation rates in 2003 and 2002 for DPL were approximately 3.1% and 3.2%, respectively. The system-wide composite depreciation rates in 2003 and 2002 for ACE were approximately 3.2% and 3.3%, respectively.

     On September 30, 2003, PCI sold its final real estate property, an office building known as Edison Place (that serves as headquarters for PHI and Pepco), for $151 million in cash and recognized a pre-tax gain of $68.8 million ($44.7 million after-tax).

     Property, plant and equipment includes regulatory assets of $53 million and $47 million at December 31, 2003 and 2002, respectively, related to the Pepco control center capital lease which are accounted for pursuant to SFAS No. 71.

157 ____________________________________________________________________________
(7) PENSIONS AND OTHER POST-RETIREMENT BENEFITS
Pension Benefits

     Pepco Holdings sponsors the Retirement Plan that covers substantially all employees of Pepco, DPL, ACE and certain employees of other Pepco Holdings' subsidiaries. Following the consummation of the acquisition of Conectiv by Pepco on August 1, 2002, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Retirement Plan on December 31, 2002. The provisions and benefits of the merged Retirement Plan for Pepco employees are identical to those of the original Pepco plan and for DPL and ACE employees the provisions and benefits are identical to the original Conectiv plan. Pepco Holdings also provides supplemental retirement benefits to certain eligible executive and key employees through nonqualified retirement plans. Pepco Holdings uses a December 31 measurement date for its plans.

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

Plan assets are stated at their market value as of the measurement date, December 31.
All dollar amounts in the following tables are in millions of dollars.
	Pension Benefits
	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,398.9	$ 548.3
Service cost	33.0	16.0
Interest cost	93.7	54.1
Acquisition	-	804.1
Actuarial loss	144.4	40.7
Benefits paid	(90.8)	(64.3)
Benefit Obligation at End of Year	$1,579.2	$1,398.9
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,240.6	$ 555.0
Actual return on plan assets	261.5	(37.2)
Company contributions	50.0	35.0
Acquisition	-	744.3
Benefits paid	(89.3)	(56.5)
Fair Value of Plan Assets at End of Year	$1,462.8	$1,240.6
Funded status	$(116.4)	$(158.3)
Unrecognized net actuarial loss	253.3	278.1
Unrecognized prior service cost	4.0	5.1
Net Amount Recognized	$ 140.9	$ 124.9
158 ____________________________________________________________________________
Amounts recognized in PHI's statement of financial position consist of:
	Pension Benefits
	2003	2002
Prepaid benefit cost	$166.6	$149.3
Accrued benefit cost	(25.7)	(24.4)
Net amount recognized	$140.9	$124.9
The accumulated benefit obligation for the qualified defined benefit pension plan was $1,409.0 million and $1,228.2 million at December 31, 2003, and 2002, respectively.
Components of Net Periodic Benefit Cost
	Pension Benefits
	2003	2002	2001
Service cost	$ 33.0	$ 16.0	$ 9.7
Interest cost	93.7	54.1	36.3
Expected return on plan assets	(106.2)	(69.0)	(50.9)
Amortization of prior service cost	1.0	1.0	1.0
Amortization of net (gain) loss	13.9	6.9	0.9
Net periodic benefit cost	$ 35.4	$ 9.0	$(3.0)

     The 2003 net periodic benefit cost of $35.4 million includes $15.7 million of Pepco net periodic benefit cost, $(1.8) million for DPL and $10.8 million for ACE. The remaining net periodic benefit cost includes amounts for non-registrants.

     The 2002 net periodic benefit cost amount of $9.0 million includes $6.1 million of Pepco net periodic benefit cost, and $(3.3) million of DPL net benefit cost and $4.9 million of ACE net periodic benefit cost for the period August 1, 2002 to December 31, 2002. The remaining net periodic benefit cost includes amounts for non-registrants. The 2001 net periodic benefit cost is for Pepco only.

Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31
	Pension Benefits
	2003	2002
Discount rate	6.25%	6.75%
Rate of compensation increase	4.50%
Pepco		4.00%
Conectiv		4.50%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
	Pension Benefits
	2003	2002
Discount rate	6.75%	7.00%
Expected long-term return on plan assets	8.75%
Pepco		9.00%
Conectiv		9.50%
Rate of compensation increase	4.50%
Pepco		4.00%
Conectiv		4.50%
159 ____________________________________________________________________________

     In selecting an expected rate of return on plan assets, PHI considers actual historical returns, economic forecasts and the judgment of its investment consultants on expected long-term performance for the types of investments held by the plan. The plan assets consist of equity and fixed income investments. At January 1, 2002, Pepco and Conectiv's individual plan actuarial valuations incorporated different assumptions for the 2002 year net periodic benefit cost determination. At January 1, 2003, PHI decreased its expected return on plan assets from 9.00% (for the former Pepco plan) and 9.50% (for the former Conectiv plan) to 8.75%, primarily as a result of lower long term expectations for fixed income and equity security returns.

Plan Assets
Pepco Holding's pension plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:
Asset Category	Plan Assets at December 31 2003 2002		Target Plan Asset Allocation	Minimum/ Maximum
Equity securities	64%	58%	60%	55% - 65%
Debt securities	35%	42%	35%	30% - 50%
Other	1%	0%	5%	0% - 10%
Total	100%	100%	100%

     In developing asset allocation policies for its pension program, PHI examined projections of asset returns and volatility over a long-term horizon. The analysis examined the risk/return tradeoffs of alternative asset classes and asset mixes given long-term historical relationships as well as prospective capital market returns. Through incorporating the results of these projections with its risk posture, as well as considering industry practices, PHI developed its asset mix guidelines. Assets are to be diversified to protect against large investment losses and to reduce the probability of excessive performance volatility. Diversification of assets is to be achieved by allocating monies to various asset classes and investment styles within asset classes, and retaining investment management firm(s) with complementary investment philosophies, styles and approaches. Asset allocation will be structured to minimize downside volatility while maximizing return at an acceptable risk level. Based on the assessment of demographics, actuarial/funding, and business and financial characteristics, PHI believes that its corporate risk posture is slightly below average relative to other pension plans. Consequently, Pepco Holdings believes that a slightly below average equity exposure (i.e., a target equity asset allocation of 60%) is appropriate for the plan.

No Pepco Holdings common stock is included in pension program assets.
Cash Flows
Contributions

     Pepco Holdings, Inc. funding policy with regard to the pension plan is to maintain a funding level in excess of 100% with respect to its accumulated benefit obligation (ABO). PHI's defined benefit plan currently meets the minimum funding requirements of ERISA without any additional funding. In 2003 and 2002, PHI made discretionary tax-deductible cash contributions to the plan of $50.0 million and $35.0 million, respectively. Assuming no changes to the current pension plan assumptions, PHI projects no funding will be required in 2004; however, PHI may elect to make a discretionary tax-

160 ____________________________________________________________________________
deductible contribution, if required to maintain its assets in excess of its ABO.
Other Post-Retirement Benefits

     In addition to sponsoring non-contributory retirement plans, Pepco Holdings provides certain post-retirement health care and life insurance benefits for eligible retired employees. Pepco Holdings uses a December 31 measurement date for its plans.

     The acquisition of Conectiv by Pepco in August 2002 resulted in purchase accounting requirements that are reflected in the net periodic benefit cost. Under such accounting Conectiv's accrued post-retirement liability was adjusted on August 1, 2002 through consolidation to recognize all previously unrecognized actuarial gains and losses, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No. 106. The Conectiv Plan transferred a projected benefit obligation of $320 million and plan assets of $100 million on August 1, 2002.

    The changes in benefit obligation and fair value of plan assets are presented in the following table. Plan assets are stated at their market value as of the measurement date, December 31. All dollar amounts in the followings tables are in millions of dollars.

	Other Post- Retirement Benefits
	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$ 472.4	$ 122.3
Service cost	9.4	7.2
Interest cost	32.9	20.0
Acquisition	-	319.8
Actuarial loss	31.0	22.4
Benefits paid	(33.8)	(19.3)
Benefit Obligation at End of Year	$ 511.9	$ 472.4
Change in Plan Assets
Fair value of plan assets at beginning of year	$ 123.0	$ 18.7
Actual return on plan assets	25.8	(.4)
Company contributions	26.9	20.4
Acquisition	-	100.2
Benefits paid	(30.5)	(15.9)
Fair Value of Plan Assets at End of Year	$ 145.2	$ 123.0
Funded status	(366.7)	(349.4)
Unrecognized net actuarial loss (gain)	89.0	82.5
Unrecognized initial net obligation	10.8	12.0
Net amount recognized	$(266.9)	$(254.9)
Amounts recognized in PHI's statement of financial position consist of:
	Other Post Retirement Benefits
	2003	2002
Prepaid benefit cost	$ -	$ -
Accrued benefit cost	(266.9)	(254.9)
Net amount recognized	$(266.9)	$(254.9)
161 ____________________________________________________________________________
Components of Net Periodic Benefit Cost
	Other Post- Retirement Benefits
	2003	2002	2001
Service cost	$ 9.5	$ 7.2	$ 4.6
Interest cost	32.9	20.0	8.2
Expected return on plan assets	(8.3)	(5.2)	(1.9)
Recognized actuarial loss	8.0	6.1	5.0
Net periodic benefit cost	$42.1	$28.1	$15.9

     The 2003 net periodic benefit cost amount of $42.1 million, includes $18.0 million for Pepco, $9.0 million for DPL and $10.0 million for ACE. The remaining net periodic benefit cost is related to non-registrant subsidiaries of PHI. The 2002 net periodic benefit cost amount of $28.1 million includes $18.4 million for Pepco, $2.1 million of DPL and $4.3 million of ACE net periodic benefit cost for the period August 1, 2002 to December 31, 2002. The remaining 2002 net periodic benefit cost is related to non-registrant subsidiaries of PHI. The 2001 net periodic benefit cost amount of $15.9 million is Pepco only.

Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31
	Other Post- Retirement Benefits
	2003	2002
Discount rate	6.25%	6.75%
Rate of compensation increase	4.50%
Pepco		4.00%
Conectiv		4.50%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
	Other Post- Retirement Benefits
	2003	2002
Discount rate	6.75%	7.00%
Expected long-term return on plan assets	8.75
Pepco		9.00%
Conectiv		9.50%
Rate of compensation increase	4.50%
Pepco		4.00%
Conectiv		4.50%

     In selecting an expected rate of return on plan assets, PHI considers actual historical returns, economic forecasts and the judgment of its investment consultants on expected long-term performance for the types of investments held by the plan. The plan assets consist of equity and fixed income investments.

     At January 1, 2002, Pepco and Conectiv's individual plan actuarial valuations incorporated different assumptions for the 2002 year net periodic benefit cost determination. At January 1, 2003, PHI decreased its expected return on plan assets from 9.00% (for the former Pepco plan) and 9.50% (for the former Conectiv plan) to 8.75%, primarily as a result of lower long term expectations for fixed income and equity security returns.

162 ____________________________________________________________________________
Assumed health care cost trend rates at December 31
	2003	2002
Health care cost trend rate assumed for next year	8%	9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%
Pepco		5.5%
Conectiv		5.0%
Year that the rate reaches the ultimate trend rate	2007	2007

     Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$ 2.5	$ (2.2)
Effect on post-retirement benefit obligation	24.7	(23.1)
Plan Assets
Pepco Holding's post-retirement plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:
	Plan Assets at December 31, 2003 2002
Asset Category
Equity securities	63%	62%
Debt securities	37	38
Total	100%	100%
No Pepco Holdings common stock is included in post-retirement program assets.
Cash Flows
Contributions

     Pepco funded the 2003 and 2002 portions of its estimated liability for Pepco post-retirement medical and life insurance costs through the use of an Internal Revenue Code (IRC) 401 (h) account, within Pepco Holdings' pension plan, and an IRC 501 (C) (9) Voluntary Employee Beneficiary Association (VEBA). DPL and ACE funded a portion of their estimated post-retirement liability through their VEBAs. In 2003, Pepco contributed $4.1 million, DPL contributed $9.0 million and ACE contributed $5.3 million to the plans. Contributions of $8.5 million were made by non-registrant subsidiaries of PHI. Assuming no changes to the current pension plan assumptions, PHI expects similar amounts to be contributed in 2004.

FASB Staff Position (FSP 106-1) - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)
On December 8, 2003, the President signed the Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as
163 ____________________________________________________________________________
well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     SFAS No. 106 requires presently enacted changes in relevant laws to be considered in current period measurements of post-retirement benefit costs and the Accumulated Post-Retirement Benefit Obligation (APBO). Therefore, under that guidance, measures of the APBO and net periodic post-retirement benefit costs on or after the date of enactment should reflect the effects of the Act.

     However, due to certain accounting issues raised by the Act that are not explicitly addressed by SFAS No. 106 and uncertainties that may exist as to reliable information available on which to measure the effects of the Act, the FSP allows a plan sponsor to elect to defer recognizing the effects of the Act in the accounting for its plan under SFAS No. 106 and in providing disclosures related to the plan required by FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Post-retirement Benefits, until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events occur.

     Pepco Holdings sponsors post-retirement health care plans that provide prescription drug benefits. Pepco Holdings does not elect the deferral provided by the FSP. The Accumulated Post-Retirement Benefit Obligation (APBO) as of December 31, 2003 has been reduced by $28 million to reflect the effects of the legislation. For the current quarter and all of 2003, the company's net periodic post-retirement benefit expense has not been reduced to reflect the legislation. It is estimated that in future years the annual post-retirement benefit cost will be reduced by approximately $4 million due to effects of the legislation. This reduction includes both the decrease in the cost of future benefits being earned and an amortization of the APBO reduction over the future average working lifetime of the participants, or 13.5 years. The anticipated claims costs expected to be incurred have been adjusted to reflect the cost sharing between Medicare and the company. Participation rates have not been changed. In reflecting this legislation, the company has determined which plans are eligible for Medicare cost sharing by analyzing the terms of each of its plans. It has recognized Medicare cost sharing for a plan only if the company's projected prescription drug coverage is expected to be at least as generous as the expected contribution by Medicare to a prescription drug plan not provided by the company.

     Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require Pepco Holdings to change previously reported information. When issued, the guidance on accounting for the federal subsidy will include transition guidance, as applicable, for entities that elected to defer accounting for the effects of the Act and those that did not.

164 ____________________________________________________________________________

(8) DEBT
LONG-TERM DEBT
The components of long-term debt are shown below.
		At December 31,
Interest Rate	Maturity	2003	2002
		(Millions of Dollars)
First Mortgage Bonds
Pepco:
5.625%	2003	$-	$50.0
6.50%	2005	100.0	100.0
6.25%	2007	175.0	175.0
6.50%	2008	78.0	78.0
5.875%	2008	50.0	50.0
5.75%	2010	16.0	16.0
4.95%	2013	200.0	-
6.00%	2022	30.0	30.0
6.375%	2023	37.0	37.0
7.25%	2023	-	100.0
6.875%	2023	100.0	100.0
5.375%	2024	42.5	42.5
5.375%	2024	38.3	38.3
6.875%	2024	75.0	75.0
7.375%	2025	75.0	75.0
7.50%	2028	-	40.0

DPL:
6.40%	2003	-	85.0
8.15%	2015	-	32.0
5.90%	2021	-	18.2
7.71%	2025	100.0	100.0
6.05%	2032	-	15.0

ACE:
6.00% - 7.20%	2003	-	40.0
6.18% - 7.98%	2004 - 2008	165.0	223.0
7.25% - 7.63%	2010 - 2014	8.0	8.0
6.63%	2013	68.6	68.6
7.68%	2015 - 2016	17.0	17.0
6.80%	2021	38.9	38.9
7.00%	2023	62.5	62.5
5.60%	2025	4.0	4.0
6.15% - 7.20%	2028 - 2029	129.7	129.7

Amortizing First Mortgage Bonds
DPL:
6.95%	2004 - 2008	15.7	17.9

ACE:
6.375%	2004 - 2006	2.0	2.0

Total First Mortgage Bonds		$1,628.2	$1,868.6

NOTE: Schedule is continued on next page.
165 ____________________________________________________________________________

		At December 31,
Interest Rate	Maturity	2003	2002
		(Millions of Dollars)
Unsecured Tax-Exempt Bonds
DPL:
7.15%	2011	$-	$1.0
5.20%	2019	31.0	31.0
3.15%	2023	18.2	-
5.50%	2025	15.0	15.0
4.90%	2026	34.5	34.5
5.65%	2028	16.2	16.2
Variable	2030 - 2038	93.4	78.4
Total Unsecured Tax-Exempt Bonds		208.3	176.1

Medium-Term Notes (unsecured)
Pepco:
7.64%	2007	35.0	35.0
6.25%	2009	50.0	50.0
7.00%	2024	35.0	50.0

DPL:
8.30%	2004	4.5	4.5
6.75%	2006	20.0	20.0
7.06% - 8.13%	2007	61.5	61.5
7.56% - 7.58%	2017	14.0	14.0
6.81%	2018	4.0	4.0
7.61%	2019	12.0	12.0
7.72%	2027	10.0	10.0

ACE:
6.63%	2003	-	30.0
7.50% - 7.52%	2007	15.0	15.0

CIV:
6.73%	2003	-	50.0
6.73%	2004	-	50.0
5.30%	2005	250.0	280.0
6.73%	2006	100.0	20.0
Total Medium-Term Notes (unsecured)		$611.0	706.0

NOTE: Schedule is continued on next page.

166 ____________________________________________________________________________

		At December 31,
Interest Rate	Maturity	2003	2002
		(Millions of Dollars)

Recourse Debt
PCI:
3.00% - 3.99%	2008	$92.0	$92.0
6.00% - 6.99%	2004 - 2005	99.4	213.2
7.00% - 8.99%	2004 - 2007	86.8	107.1
Total Recourse Debt		278.2	412.3

Notes (secured)
Pepco Energy Services:
7.85%	2017	8.5	-

Notes (unsecured)
PHI:
Variable	2004	200.0	-
3.75% - 5.50%	2006 - 2007	800.0	500.0
4.00% - 6.45%	2010 - 2012	950.0	750.0
7.45%	2032	250.0	250.0
Total Notes (unsecured)		2,200.0	1,500.0

Nonrecourse debt
PCI:
6.57% - 9.66%	2018	18.1	25.3

Acquisition fair value adjustment		.7	2.4
Total Long-Term Debt		4,953.0	4,690.7
Net unamortized discount		(10.1)	(11.3)
Current portion		(354.0)	(391.9)
Total Net Long-Term Debt		$4,588.9	$4,287.5

Transition Bonds issued by ACE Funding:
2.89%	2010	$94.5	$109.0
2.89%	2011	46.0	-
4.21%	2013	66.0	66.0
4.46%	2016	52.0	-
4.91%	2017	118.0	118.0
5.05%	2018	54.0	-
5.50%	2023	147.0	147.0
Total		557.3	440.0
Net unamortized discount		(.3)	(.3)
Current portion of long-term debt (included in short-term debt)		(25.9)	(14.4)
Total Transition Bonds issued by ACE Funding		$551.3	425.3

The outstanding First Mortgage Bonds issued by each of Pepco, DPL and ACE are secured by a lien on substantially all of the issuing company's property, plant and equipment.

     The aggregate amounts of maturities for long-term debt outstanding at December 31, 2003, are $379.9 million in 2004, $510.8 million in 2005, $436.9 million in 2006, $854.8 million in 2007, $296.3 million in 2008, and $2,661.5 million thereafter.

167 ____________________________________________________________________________
SHORT-TERM DEBT

     Pepco Holdings and its regulated utility subsidiaries have traditionally used a number of sources to fulfill short-term funding needs, such as commercial paper, short-term notes, and bank lines of credit. Proceeds from short-term borrowings are used primarily to meet working capital needs but may also be used to temporarily fund long-term capital requirements. A detail of the components of Pepco Holdings' short-term debt at December 31, 2003 and 2002 is as follows.

	2003	2002
	(Millions of Dollars)
Commercial paper	$ -	$ 450.9
Construction loan	310.0	161.8
Floating rate note	50.0	200.0
Variable rate demand bonds	158.4	158.4
Current portion of long-term debt	379.9	406.3

Total	$898.3	$1,377.4
Commercial Paper

     Pepco Holdings maintains an ongoing commercial paper program of up to $700 million. Pepco, DPL, and ACE have ongoing commercial paper programs of up to $300 million, up to $275 million, and up to $250 million, respectively. Pepco Holdings' credit limit under these facilities is $700 million, and the credit limit of each of Pepco, DPL and ACE under these facilities is the lower of $300 million and the maximum amount of short-term debt authorized by the appropriate state commission, except that the aggregate amount of credit utilized by Pepco, DPL and ACE at any given time under these facilities may not exceed $400 million. The commercial paper notes can be issued with maturities up to 270 days from the date of issue.

     Pepco Holdings had no commercial paper outstanding at December 31, 2003. Interest rates for commercial paper used during 2003 ranged from 1.05% to 1.86%. Interest rates for commercial paper used during 2002 ranged from 1.45% to 2.20%. Maturities were less than 270 days for all commercial paper used.

Construction Loan

     Interest rates for borrowings under the construction loan ranged from 2.74% to 3.07% in 2003 and 3.01% to 3.47% in 2002. Conectiv Bethlehem entered into an interest rate swap agreement which effectively converted the variable interest rate on 75% of the expected loan balance to a fixed rate of 4.15%. Conectiv Bethlehem expects the construction loan to convert to a term loan in 2004 and that the term loan period will be approximately two years.

Floating Rate Note

     Interest rates for the $50 million floating rate note ranged from 1.62% to 1.69% during 2003. The note matures on March 30, 2004. Interest rates for the $200 million floating rate note ranged from 2.93% to 3.44% during 2002. The note was redeemed on January 28, 2003.

168 ____________________________________________________________________________
Variable Rate Demand Bonds

     Variable Rate Demand Bonds ("VRDB") are included in short-term debt because the VRDB are due on demand by the bondholder. However, bonds submitted for purchase are remarketed by a remarketing agent on a best efforts basis. PHI expects the bonds submitted for purchase will continue to be remarketed successfully due to the credit worthiness of the respective issuers and the bonds' interest rates being set at market rates. The respective issuers also may utilize one of the fixed rate/fixed term conversion options of the bonds. Thus, PHI considers the VRDB to be a source of long-term financing. The VRDB outstanding in 2003 and 2002 mature in 2005 to 2009 ($12.5 million), 2014 to 2017 ($48.6 million), 2024 ($33.3 million) and 2028 to 2031 ($64.0 million). Interest rates ranged from .60% to 1.90% in 2003 and .66% to 2.55% in 2002.

(9) INCOME TAXES
The provision for income taxes, reconciliation of consolidated income tax expense, and components of consolidated deferred tax liabilities (assets) are shown below.
Provision for Income Taxes
	For the Year Ended December 31,
	2003	2002	2001
	(Millions of Dollars)
Current Tax Expense
Federal	$(126.5)	$(305.0)	$(0.8)
State and local	36.0	(17.2)	11.0
Total Current Tax (Benefit) Expense	(90.5)	(322.2)	10.2

Deferred Tax Expense
Federal	172.6	400.5	58.0
State and local	(10.9)	49.2	18.9
Investment tax credits	(5.3)	(3.4)	(3.6)
Total Deferred Tax Expense	156.4	446.3	73.3

Total Income Tax Expense	$ 65.9	$ 124.1	$83.5
169 ____________________________________________________________________________

Reconciliation of Consolidated Income Tax Expense
	For the Year Ended December 31,
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(Millions of Dollars)
Income Before Income Taxes	$173.5		$334.6		$246.9
Preferred dividends	4.7		5.7		5.0
Income Before Income Taxes	$178.2		$340.3		$251.9

Income tax at federal statutory rate	$62.4	.35	$119.1	.35	$88.2	.35

Increases (decreases) resulting from
Depreciation	8.2	.05	6.6	.02	3.0	.01
Removal costs	(4.6)	(.03)	(2.4)	(.01)	(3.0)	(.01)
Allowance for funds used during construction	(.8)	-	(.1)	-	0.4	-
State income taxes, net of federal effect	16.3	.09	20.7	.06	19.4	.08
Tax credits	(5.1)	(.03)	(4.0)	(.01)	(3.0)	(.01)
Dividends received deduction	(1.0)	-	(1.8)	(.01)	(2.3)	(.01)
Reversal of previously accrued deferred taxes	-	-	-	-	(7.3)	(.03)
Taxes related to divestiture at non-statutory rates	-	-	-	-	6.1	.02
Leveraged leases	(8.2)	(.05)	(8.3)	(.02)	(14.4)	(.06)
Other	(1.3)	(.01)	(5.7)	(.02)	(3.6)	(.01)

Total Income Tax Expense	$65.9	.37	$124.1	.36	$83.5	.33

170 ____________________________________________________________________________

Components of Consolidated Deferred Tax Liabilities (Assets)
	At December 31,
	2003	2002
	Millions of Dollars
Deferred Tax Liabilities (Assets)
Depreciation and other book to tax basis differences	$1,640.9	$1,484.4
Rapid amortization of certified pollution control facilities and prepayment premium on debt retirement	-	97.0
Deferred taxes on amounts to be collected through future rates	61.6	57.2
Deferred investment tax credit	(37.2)	(38.8)
Contributions in aid of construction	(67.6)	(57.2)
Goodwill, accumulated other comprehensive income, and valuation adjustments	(169.9)	(195.1)
Deferred electric service and electric restructuring liabilities	(7.9)	8.2
Finance and operating leases	332.8	246.0
NUG contract	86.7	-
Assets with a tax basis greater than book basis	(18.7)	(25.1)
State net operating loss	(22.6)	(3.7)
Other post-retirement benefits	(18.9)	(14.3)
Unrealized losses on fair value declines	20.8	(13.0)
Property taxes, contributions to pension plan, and other	33.0	42.1

Total Deferred Tax Liabilities, Net	1,833.0	1,587.7

Deferred tax liabilities included in Other Current Liabilities	56.0	52.5

Total Deferred Tax Liabilities, Net Non-Current	$1,777.0	$1,535.2

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

     PHI files a consolidated federal income tax return. PHI's federal income tax liabilities for Pepco legacy companies for all years through 2000, and for Conectiv legacy companies for all years through 1997 have been determined. PHI believes that the final settlement of its federal income tax liabilities for subsequent years will not have a material adverse effect on its financial condition or results of operations.

171 ____________________________________________________________________________
(10) PREFERRED STOCK
Preferred stock amounts outstanding are as follows.

Issuer	Series	Redemption Price	Shares Outstanding 2003 2002		December 31, 2003 2002
					(Millions of Dollars)
Serial Preferred
Pepco	$2.44 Series of 1957	$51.00	239,641	239,641	$12.0	$12.0
Pepco	$2.46 Series of 1958	$51.00	173,892	173,892	8.7	8.7
Pepco	$2.28 Series of 1965	$51.00	291,759	291,759	14.6	14.6
					$35.3	$35.3

Mandatorily Redeemable Serial Preferred
Pepco	$3.40 Series of 1992 (1)		900,000	950,000	$45.0	$47.5

Redeemable Serial Preferred
ACE	$100 per share par value, 4.00% - 5.00%	$100 - $105.5	62,305	62,305	6.2	6.2
DPL	$100 per share par value, 3.70% - 5.00% 6.75% (2)	$103 - $105 $100	181,698 35,000	181,698 35,000	18.2 3.5	18.2 3.5
					$27.9	$27.9
(1)

In accordance with the provisions of SFAS No. 150, the mandatorily redeemable serial preferred stock balance at December 31, 2003 is classified as a long-term liability on the accompanying Consolidated Balance Sheets. The shares of Pepco's $3.40 (6.80%) Series are subject to mandatory redemption, at par, through the operation of a sinking fund that began redeeming 50,000 shares annually, on September 1, 2002, with all then outstanding shares to be redeemed by September 1, 2007. The shares were not redeemable prior to September 1, 2002; thereafter, the shares are redeemable at par. The sinking fund requirements through 2006 with respect to the shares of the $3.40 Series are $2.5 million in each of 2004, 2005, and 2006. In the event of default with respect to dividends, or sinking fund or other redemption requirements relating to the serial preferred stock, no dividends may be paid, nor any other distribution made, on the applicable company's common stock. Payments of dividends on all series of serial preferred or preference stock, including series that are redeemable, must be made concurrently.

(2)	Redeemable as of November 1, 2003 at $100 per share.
On September 2, 2003, Pepco redeemed $2.5 million or 50,000 shares of its $3.40 Serial Preferred Stock Series of 1992 pursuant to mandatory sinking fund provisions.
(11) STOCK BASED COMPENSATION AND CALCULATIONS OF EARNINGS PER SHARE OF COMMON STOCK
Stock Based Compensation

     The objective of Pepco Holdings' Long-Term Incentive Plan (the LTIP) is to increase shareholder value by providing a long-term incentive to reward officers, key employees, and directors of Pepco Holdings and its subsidiaries and to increase the ownership of Pepco Holdings' common stock by such individuals. Any officer or key employee of Pepco Holdings or its subsidiaries may be designated by the Board as a participant in the LTIP. Under the LTIP, awards to officers and key employees may be in the form of restricted stock, options, performance units, stock appreciation rights, and dividend equivalents. Up to 10,000,000 shares of common stock initially were available for issuance under the LTIP for a period of 10 years commencing August 1, 2002. The number of shares available for issuance under the LTIP as of December 31, 2003 is set forth in the table below.

172 ____________________________________________________________________________

     Prior to the merger, Pepco and Conectiv each had a Long-Term Incentive Plan under which stock options were granted. At the time of the merger, certain Conectiv options vested and were canceled in exchange for a cash payment. Certain other Conectiv options were exchanged on a 1 for 1.28205 basis for Pepco Holdings stock options under Pepco Holdings' LTIP: 590,198 Conectiv stock options were converted into 756,660 Pepco Holdings stock options. The Conectiv stock options were originally granted on January 1, 1998, January 1, 1999, July 1, 1999, October 18, 2000, and January 1, 2002. The exercise prices of these options, after the merger related conversion exchange, are $17.81, $18.91, $19.30, $13.08 and $19.03, respectively, which represent the adjusted market price (fair values) of Conectiv common stock on their original grant dates. All of the options exchanged for options granted in 1998, 1999 and 2000 are exercisable. Fifty percent of the options exchanged for options granted in 2002 became exercisable on January 1, 2004. The remaining options exchanged for options granted for the 2002 grant will become exercisable on January 1, 2005.

     At the time of the merger, outstanding Pepco options were exchanged on a one-for-one basis for Pepco Holdings stock options granted under Pepco Holdings' LTIP. Options were originally granted under Pepco's plan in May 1998, May 1999, January 2000, May 2000, January 2001, May 2001, January 2002, and May 2002. The exercise prices of the options are $24.3125, $29.78125, $22.4375, $23.15625, $24.59, $21.825, $22.57 and $22.685, respectively, which represents the market prices (fair values) of the Pepco common stock on their original grant dates. All the options granted in May 1998, May 1999 and January, 2000 are exercisable. Seventy-five percent of the options granted on May 1, 2000 are exercisable and the remaining twenty-five percent will become exercisable on May 1, 2004. Fifty percent of the options granted on January 1, 2001 are exercisable and the remaining options will become exercisable at the rate of twenty-five percent on January 1, 2004 and 2005. Fifty percent of the options granted on May 1, 2001 are exercisable and the remaining options will become exercisable at the rate of twenty-five percent on May 1, 2004 and 2005. Twenty-five percent of the options granted on January 1, 2002 are exercisable. The remaining options for the January 1, 2002 grant will become exercisable at the rate of twenty-five percent on January 1 of each year until January 1, 2006. Twenty-five percent of the options granted on May 1, 2002 are exercisable. The remaining options for the May 1, 2002 grant will become exercisable at the rate of twenty-five percent on May 1 of each year until May 1, 2006.

     Stock option activity for the three years ended December 31 is summarized below. The information presented in the table for 2003 and 2002 is for Pepco Holdings including converted Pepco and Conectiv options. The information for 2001 is for Pepco only.

	2003		2002		2001
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Beginning-of-year balance	2,122,601	$21.8031	970,741	$23.7810	594,341	$22.9083
Options granted	0	$0	1,151,860	$20.1363	389,600	$24.5261
Options exercised	0	$0	0	0	0	$0
Options forfeited	7,564	$19.0300	0	$0	13,200	$24.0220
End-of-year balance	2,115,037	$21.8131	2,122,601	$21.8031	970,741	$23.7810
Exercisable at end of year	1,211,448	$22.8386	863,973	$20.3969	315,866	22.4044
173 ____________________________________________________________________________
For options outstanding as of December 31, 2003, the range of exercise prices was $13.08 to $29.78, and the weighted average remaining contractual life was approximately 7 years.

     Pepco Holdings recognizes compensation costs for the LTIP based on the accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." There were no stock-based employee compensation costs in respect of stock options granted under the LTIP charged to expense in 2003, 2002 and 2001.

     There were no option grants in 2003. The fair values of options granted in 2002 and 2001, estimated on the date of grant using the Black-Scholes option pricing model, and related valuation assumptions are as follows:

	2002	2001
Weighted average fair value per option	$3.59	$2.47
Expected option term (years)	8	8
Expected volatility	27.43%	16.58%
Expected dividend yield	5.40%	4.74%
Risk-free interest rate	5.20%	4.92%
The weighted-average fair value of options granted during 2002 and 2001, was $22.57 per share and $24.59 per share, respectively.
The pro forma effect on net income and earnings per share if PHI had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation are as follows:
	For the Year Ended December 31,
	2003	2002	2001
(Millions, except Per Share Data)

Net Income, as reported	$113.5	$210.5	$163.4
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	.6	.6	.2
Pro forma net income	$112.9	$209.9	$163.2

Basic earnings per share as reported	$.66	$1.61	$1.51
Pro forma earnings per share	$.66	$1.60	$1.51
Diluted earnings per share as reported	$.66	$1.61	$1.50
Pro forma diluted earnings per share	$.66	$1.60	$1.50

     The Performance Restricted Stock Program and the Merger Integration Success Program have been established under the LTIP. Under the Performance Restricted Stock Program, performance criteria are selected and measured over a three-year period. The target number of share award opportunities established in 2001 and 2000 under Pepco's Performance Restricted Stock Program, a component of Pepco Holdings' LTIP, for performance periods 2002-2004 and 2001-2003, were 57,000 and 58,250, respectively. The target number of share award opportunities established in 2003 and 2002 under Pepco Holdings' Performance Restricted Stock Program for performance periods 2004-2006 and 2003-2005 were 292,100 and 287,800, respectively. The fair value per

174 ____________________________________________________________________________

share on award date for the performance restricted stock was $19.695 for 2004-2006 award, $19.405 for the 2003-2005 award, $22.51 for the 2002-2004 award, and $24.43 for the 2001-2003 award. Depending on the extent to which the performance criteria are satisfied, the executives are eligible to earn shares of common stock under the Performance Restricted Stock Program ranging from 0% to 200% of the target share award opportunities. No awards were earned in respect of the 2001-2003 share award opportunity.

     The maximum number of share award opportunities granted under the Merger Success Integration Program established under Pepco Holdings' LTIP during 2002 was 241,075. The fair value per share on grant date was $19.735. Of those shares, 96,427 were restricted and have time-based vesting over three years: 20% vested in 2003, 30% will vest in 2004, and 50% will vest in 2005. The remaining 144,648 shares are performance-based award opportunities that may be earned based on the extent to which operating efficiencies and expense reduction goals are attained through December 31, 2003 and December 31, 2004, respectively. Although the goals were met in 2003, it was determined that 63,943 shares, including shares reallocated from participants who did not meet performance goals as well as shares reflecting accrued dividends for the period August 1, 2002 to December 31, 2003, granted to certain executives would not vest until 2005, and then only if the cost reduction goals were maintained and Pepco Holdings' financial performance is satisfactory. 9,277 shares of common stock vested under this program on December 31, 2003 for other eligible employees. There are 67,955 shares granted to eligible employees which may vest on December 31, 2004 based on the extent to which operating efficiencies and expense reduction goals are attained through December 31, 2004.

     Stock-based employee compensation costs, net of taxes, in respect of share awards under Pepco Holdings' Performance Restricted Stock and Merger Integration Success Programs charged to expense in 2003 was approximately $2.1 million and approximately $1.1 million for 2002. No amount was expenses in 2001.

     Under the Pepco Holdings, Inc. Stock Compensation Plan for Directors, non-employee directors are entitled to a grant on May 1 of each year of a non-qualified stock option for 1,000 shares of common stock. However, the Board of Directors has determined that these grants will not be made.

     On August 1, 2002, the date of the consummation of Pepco's merger with Conectiv, in accordance with the terms of the merger agreement, 80,602 shares of Conectiv performance accelerated restricted stock (PARS) were converted to 103,336 shares of Pepco Holdings restricted stock. The PARS were originally granted on January 1, 2002 at a fair market price of $24.40. All of the converted restricted stock has time based vesting over periods ranging from 5 to 7 years from the original grant date.

     In June 2003, the President and Chief Executive Officer received a retention award in the form of 14,822 shares of restricted stock. The shares will vest on June 1, 2006, if he is continuously employed by Pepco Holdings through that date.

175 ____________________________________________________________________________
Calculations of Earnings Per Share of Common Stock
Reconciliations of the numerator and denominator for basic and diluted earnings per common share are shown below.
	For the Year Ended December 31,
	2003	2002		2001
(Millions, except Per Share Data)
Income (Numerator):
Net Income	$113.5	$210.5		$163.4
Add: Interest paid or accrued on Convertible Debentures, net of related taxes	-	-		0.3
Earnings Applicable to Common Stock, Assuming Conversion of Convertible Securities	$113.5	$210.5		$163.7

Shares (Denominator):
Average shares outstanding for computation of basic earnings per share of common stock	170.7	131.1	(a)	108.5
Average shares outstanding for diluted computation:
Average shares outstanding	170.7	131.1		108.5
Additional shares resulting from the conversion of convertible debentures	-	-		0.3
Average Shares Outstanding for Computation of Diluted Earnings Per Share of Common Stock	170.7	131.1		108.8

Basic earnings per share of common stock	$.66	$1.61		$1.51
Diluted earnings per share of common stock	$.66	$1.61		$1.50
(a)	Amount includes weighted average impact of 56.2 million Pepco Holdings shares issued to Conectiv shareholders on August 1, 2002 in connection with the acquisition of Conectiv.

     The Company's Shareholder Dividend Reinvestment Plan (DRP) provides that shares of common stock purchased through the DRP may be original issue shares or, at the option of Pepco Holdings, shares purchased in the open market. The DRP permits additional cash investments by DRP participants of not less than $25 each calendar month or more than $200,000 each calendar year. There were 1,705,988 and 647,447 original issue shares issued under the DRP in 2003 and 2002, respectively. No original issue shares were issued under the DRP in 2001.

The following table presents Pepco Holdings' common stock reserved and unissued at December 31, 2003:
Name of Plan	Number of Shares
DRP	2,646,565
Conectiv Incentive Compensation Plan	1,800,000
Potomac Electric Power Company Long-Term Incentive Plan	1,400,000
Pepco Holdings, Inc. Long-Term Incentive Plan	9,761,754
Pepco Holdings, Inc. Stock Compensation Plan for Directors	97,964
Potomac Electric Power Company Savings Plans consisting of (i) the Savings Plan for Exempt Employees, (ii) the Savings Plan for Bargaining Unit Employees, and (iii) the Savings Plan for Non-Exempt, Non-Bargaining Unit Employees	2,536,372
Conectiv Savings and Investment Plan	20,000
Atlantic Electric Savings and Investment Plan-B	23,038
Total	18,302,693
176 ____________________________________________________________________________
(12) FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values of Pepco Holdings' financial instruments at December 31, 2003 and 2002 are shown below.
	At December 31,
	2003		2002
	(Millions of Dollars)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Marketable securities	$28.7	$ 28.7	$175.3	$ 175.3

Liabilities and Capitalization
Long-Term Debt	$4,588.9	$4,920.3	$4,287.5	$4,568.2
Transition Bonds issued by ACE Funding	$551.3	$ 583.1	$425.3	$ 447.7
Debentures issued to Financing Trust (short-term)	$25.8	$ 25.8	$-	$ -
Debentures issued to Financing Trust	$72.2	$ 70.8	$-	$ -
Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust which holds Solely Parent Junior Subordinated Debentures	$-	$ -	$290.0	$ 291.5
Serial Preferred Stock	$35.3	$ 26.9	$35.3	$ 26.7
Redeemable Serial Preferred Stock	$27.9	$ 19.0	$27.9	$ 19.7
Mandatorily Redeemable Serial Preferred Stock	$45.0	$ 45.1	$47.5	$ 49.4

     The methods and assumptions below were used to estimate, at December 31, 2003 and 2002, the fair value of each class of financial instruments shown above for which it is practicable to estimate that value.

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

     The fair values of the Debentures issued to Financing Trust, Serial Preferred Stock, Redeemable Serial Preferred Stock, and Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust (TOPrS), excluding amounts due within one year, were derived based on quoted market prices or discounted cash flows using current rates of preferred stock with similar terms.

The carrying amounts of all other financial instruments in Pepco Holdings' accompanying financial statements approximate fair value.
(13) CONECTIV ENERGY EVENTS
On June 25, 2003, Conectiv Energy entered into an agreement consisting of a series of energy contracts with an international investment banking firm
177 ____________________________________________________________________________

with a senior unsecured debt rating of A+ / Stable from Standard & Poors (the Counterparty). The agreement is designed to more effectively hedge approximately fifty percent of Conectiv Energy's generation output and approximately fifty percent of its supply obligations, with the intention of providing Conectiv Energy with a more predictable earnings stream during the term of the agreement. The 35-month agreement consists of two major components: a fixed price energy supply hedge and a generation off-take agreement. The fixed price energy supply hedge will be used to reduce Conectiv Energy's financial exposure under its current supply commitment to DPL. Under this commitment, which extends through May 2006, Conectiv Energy is obligated to supply to DPL the electric power necessary to enable DPL to meet its SOS and POLR load obligations. Under the energy supply hedge, the volume and price risks associated with fifty percent of the SOS and POLR load obligation are effectively transferred from Conectiv Energy to the Counterparty through a financial "contract-for-differences." The contract-for-differences establishes a fixed cost for the energy required by Conectiv Energy to satisfy fifty percent of the SOS and POLR load, and any deviations of the market price from the fixed price are paid by Conectiv Energy to, or are received by Conectiv Energy from, the Counterparty. The contract does not cover the cost of capacity or ancillary services. Under the generation off-take agreement, Conectiv Energy will receive a fixed monthly payment from the Counterparty and the Counterparty will receive the profit realized from the sale of approximately 50% of the electricity generated by Conectiv Energy's plants (excluding the Edge Moor facility). This portion of the agreement is designed to hedge sales of approximately 50% of Conectiv Energy's generation output, and under assumed operating parameters and market conditions should effectively transfer this portion of Conectiv Energy's wholesale energy market risk to the Counterparty, while providing a more stable stream of revenues to Conectiv Energy. The 35-month agreement also includes several standard energy price swaps under which Conectiv Energy has locked in a sales price for approximately 50% of the output from its Edge Moor facility and has financially hedged other on-peak and off-peak energy price exposures in its portfolio to further reduce market price exposure. In total, the transaction is expected to improve Conectiv Energy's risk profile by providing hedges that are tailored to the characteristics of its generation fleet and its SOS and POLR supply obligation.

     During 2003, Conectiv Energy had a loss of $79.0 million, which includes the unfavorable impact of a $64.1 million loss resulting primarily from the cancellation of a combustion turbine (CT) contract with General Electric for the purchase of four CTs. The loss at the Pepco Holdings level is $29.5 million, substantially lower than the Conectiv Energy loss due to the fair market adjustment recognized by Pepco Holdings at the time of the acquisition of Conectiv as further discussed below.

     Through April 25, 2003, payments totaling approximately $131 million had been made for the CTs. As part of the acquisition of Conectiv by Pepco Holdings in August of 2002, the book value related to the CTs and associated equipment (including the payments already made as well as the future payments called for under the contracts) was adjusted downward by approximately 35%, to the then-fair market value. Approximately $54 million of the August 2002 fair value adjustment was related to the CTs, and another $4 million of the adjustment was related to ancillary equipment. The adjustment was recorded by Pepco Holdings and was not pushed down to, and recorded by, Conectiv.

     Because of uncertainty in the energy markets, the decline in the market for CTs and the current high level of capacity reserves within the PJM power pool, Conectiv Energy provided notice to General Electric canceling the

178 ____________________________________________________________________________

contract for delivery of the CTs. The net unfavorable impact on Pepco Holdings of this cancellation, recorded in 2003, is $31.1 million, comprised of the fees associated with cancellation of the CTs, all associated site development and engineering costs and the costs associated with cancellation of ancillary equipment orders. The unfavorable impact of the cancellation specified above is also net of over $51 million in cash associated with pre-payments on the CT orders, which General Electric was required to refund as a result of the cancellation. There was a positive cash impact in the second quarter related to this refund.

     After the cancellation of the four General Electric CTs discussed above, Conectiv Energy continues to own three CTs which were delivered in 2002. The CTs have a carrying value of $57.0 million when adjusted to reflect the fair market adjustment made at the time Conectiv was acquired by Pepco Holdings. This fair market value adjustment was recorded by Pepco Holdings and was not pushed down to, and recorded by Conectiv. Due to the decline in wholesale energy prices, further analysis of energy markets and projections of future demand for electricity, among other factors, Conectiv delayed the construction and installation of these CTs. Conectiv Energy will determine whether to install these turbines as part of an existing or new generating facility or sell the turbines to a third party based upon market demand and transmission system needs and requirements. In December, 2003 Conectiv Energy reclassified the CTs from construction work in process to other non current assets to reflect the uncertain timing and future use of the CTs. Conectiv Energy adjusted the value of the CTs to fair market value resulting in a loss of $19.4 million. The loss at the Pepco Holdings level is $1.7 million, substantially lower than the Conectiv Energy loss due to the fair market adjustment recognized by Pepco Holdings at the time of the acquisition of Conectiv. Conectiv Energy's 2003 loss also includes the unfavorable impact of net trading losses of $26.6 million that resulted from a dramatic rise in natural gas futures prices during February 2003, net of an after-tax gain of $15 million on the sale of a purchase power contract in February 2003. In response to the trading losses, in early March 2003, Conectiv Energy ceased all proprietary trading activities.

(14) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. As part of the sale, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries (collectively, Mirant). On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court). Under bankruptcy law, a debtor generally may, with authorization from a bankruptcy court, assume or reject executory contracts. A rejection of an executory contract entitles the counterparty to file a claim as an unsecured creditor against the bankruptcy estate for damages incurred due to the rejection of the contract. In a bankruptcy proceeding, a debtor can normally restructure some or all of its pre-petition liabilities.

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco Holdings and Pepco. However, management currently believes that Pepco Holdings and Pepco currently have sufficient cash, cash flow and

179 ____________________________________________________________________________

borrowing capacity under their credit facilities and in the capital markets to be able to satisfy the additional cash requirements that are expected to arise due to the Mirant bankruptcy. Accordingly, management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco Holdings or Pepco to fulfill their contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of either company.

Transition Power Agreements

     As part of the asset purchase and sale agreement for the Pepco generation assets (the Asset Purchase and Sale Agreement), Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the TPAs). Under these agreements, Mirant was obligated to supply Pepco with all of the capacity and energy needed to fulfill its standard offer service obligations in Maryland through June 2004 and its standard offer service obligations in the District of Columbia into January 2005, in each case at rates that were lower than the rates that Pepco charges to its customers. The original rates under the TPAs were less than the prevailing market rates.

     At the time Mirant filed for bankruptcy, the purchase prices for energy and capacity under the TPAs were below the prevailing market rates. To avoid the potential rejection of the TPAs Pepco and Mirant Corporation and its affiliate Mirant Americas Energy Marketing, LP (the Mirant Parties) entered into a settlement agreement, which was approved by the Bankruptcy Court on November 19, 2003 (the Settlement Agreement). Pursuant to the Settlement Agreement, the Mirant Parties have assumed both of the TPAs and the TPAs have been amended, effective October 1, 2003, to increase the purchase price of energy thereunder as described below. The Settlement Agreement also provides that Pepco has an allowed, pre-petition general unsecured claim against each of the Mirant Parties in the amount of $105 million (the Pepco TPA Claim), and has the right to assert the Pepco TPA Claim against other Mirant debtors. On December 15, 2003, Pepco filed Proofs of Claim in the amount of $105 million against the appropriate Mirant debtors.

     In accordance with the Settlement Agreement, the purchase price of energy under the TPAs has increased from $35.50 to $41.90 per megawatt hour during summer months (May 1 through September 30) and from $25.30 to $31.70 per megawatt hour during winter months (October 1 through April 30) under the District of Columbia TPA and has increased from $40.00 to $46.40 per megawatt hour during summer months and from $22.20 to $28.60 per megawatt hour during winter months under the Maryland TPA. Under the amended TPAs, the purchase prices paid by Pepco for capacity in the District of Columbia and Maryland remain $3.50 per megawatt hour and the charge paid by Pepco for certain ancillary services remain $.50 per megawatt hour. The amendments to the TPAs have resulted in an increase in the average purchase price to Pepco for energy from approximately 3.4 cents per kilowatt hour under the original terms of the TPAs to an average purchase price of approximately 4.0 cents per kilowatt hour. The revenues produced by the currently approved tariff rates that Pepco charges its customers for providing standard offer service average approximately 4.1 cents per kilowatt hour.

     Pepco estimates that, as a result of the price increases, it will pay Mirant an additional $105 million for the purchase of energy beginning October 1, 2003 through the remaining terms of the TPAs. These payments will be offset by a reduction of payments by Pepco to customers for the period 2003 through 2006 of approximately $45 million pursuant to the generation

180 ____________________________________________________________________________

procurement credit established pursuant to regulatory settlements entered into in the District of Columbia and Maryland under which Pepco and its customers share any margin between the price paid by Pepco to procure standard offer service and the price paid by customers for standard offer service. As a result, Pepco currently anticipates that it will incur a net additional cash outlay of approximately $60 million due to the amendments of the respective TPAs. The foregoing estimates are based on current service territory load served by competitive suppliers and by standard offer service and does not include financing costs, all of which could be subject to fluctuation.

     The amount, if any, that Pepco will be able to recover from the Mirant bankruptcy estate in respect of the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate. No receivable has been recorded in Pepco's accounting records in respect of the Pepco TPA Claim. Any recovery would be shared with customers pursuant to the generation procurement credit.

Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison (FirstEnergy), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the FirstEnergy PPA). Under an agreement with Panda, entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the Panda PPA). In each case, the purchase price is substantially in excess of current market prices. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated, among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs (the PPA-Related Obligations).

Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due to Pepco in respect of the PPA-Related Obligations (the Mirant Pre-Petition Obligations). The Mirant Pre-Petition Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco has filed Proofs of Claim in the Mirant bankruptcy proceeding in the amount of approximately $26 million to recover this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. The $3 million difference between Mirant's unpaid obligation to Pepco and the $26 million Proofs of Claim filed by Pepco primarily represents a TPA settlement adjustment which is included in the $105 million Proofs of Claim filed by Pepco on December 15, 2003 against the Mirant debtors. In view of this uncertainty, Pepco, in the third quarter of 2003, expensed $14.5 million ($8.7 million after-tax) to establish a reserve against the $29 million receivable from Mirant. The amount expensed represents Pepco's estimate of the possible outcome in bankruptcy, although the amount ultimately recoverable could be higher or lower.

181 ____________________________________________________________________________
Mirant's Attempt to Reject the PPA-Related Obligations

     On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations. Mirant's motion also sought injunctions to prohibit Pepco from initiating, or encouraging any person or entity to initiate, any proceedings before the FERC that seek to require Mirant to perform the PPA-Related Obligations and to prohibit FERC from taking any action to require Mirant to perform the PPA-Related Obligations.

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

     Upon motions filed by Pepco and FERC, on October 9, 2003, the U.S. District Court for the Northern District of Texas (the District Court) withdrew jurisdiction over both the rejection and preliminary injunction proceedings from the Bankruptcy Court. On December 23, 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations. On January 5, 2004 Mirant filed with the U.S. Court of Appeals for the Fifth Circuit (the Circuit Court) a notice of appeal of the District Court's December 23 decision. On January 6, 2004, The Official Committee of Unsecured Creditors of Mirant Corporation (the Creditors Committee) filed with the Circuit Court a separate notice of appeal of the December 23 decision. Also on January 6, 2004, the District Court entered an order dissolving all injunctive relief granted by the Bankruptcy Court in respect of the PPA-Related Obligations, and Mirant and the Creditors Committee each subsequently filed a motion with the Circuit Court for a stay of the dissolution order pending resolution of the appeals, as well as motions to expedite the appeals. On January 23, 2004, the Circuit Court denied Mirant's and the Creditors Committee's motions to expedite the appeal. On January 26, 2004, the Circuit Court denied Mirant's and the Creditors Committee's motions to stay the District Court's Order. Oral argument will be scheduled the week of May 3, 2004.

     Pepco is exercising all available legal remedies and vigorously opposing Mirant's continued attempts to reject the PPA-Related Obligations in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of Mirant's efforts to reject the PPA-Related Obligations is uncertain.

     In accordance with the Bankruptcy Court's September 25 order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of the ongoing proceedings. However, if Mirant ultimately is successful in rejecting, and is otherwise permitted to stop performing the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order and possibly as early as September 18, 2003)

182 ____________________________________________________________________________

and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event September 18, 2003, is determined to be the effective date of rejection, as of March 1, 2004, is approximately $51.4 million. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the period July 14, 2003 (the date on which Mirant filed its bankruptcy petition) to September 18, 2003, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.8 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected. If Pepco were required to repay any such amounts for either period, the payment would be expensed at the time the payment is made.

     The following are estimates prepared by Pepco of its additional exposure if Mirant's motion to reject its PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of March 1, 2004, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of March 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 6.1 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 4.5 cents per kilowatt hour, Pepco estimates that it would cost approximately $50 million for the remainder of 2004, and $56 million in 2005, the last year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of March 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 15.6 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 6.9 cents per kilowatt hour, Pepco estimates that it would cost approximately $33 million for the remainder of 2004, $38 million in 2005, and $36 million in 2006 and approximately $35 million to $43 million annually thereafter through the 2021 contract termination date.

     The ability of Pepco to recover from the Mirant bankruptcy estate in respect of the Mirant Pre-Petition Obligations and damages if the PPA-Related Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the

183 ____________________________________________________________________________
amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the MPSC and the DCPSC to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered through Pepco's distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. (SMECO) under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating station (the SMECO Agreement). The agreement contemplates a monthly payment to SMECO of approximately $.5 million. Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder. At this time, Mirant continues to make post-petition payments due to SMECO.

Rate Proceedings

     On February 3, 2003, ACE filed a petition with the NJBPU to increase its electric distribution rates and its Regulatory Asset Recovery Charge (RARC) in New Jersey. The petition was based on actual data for the nine months ended September 30, 2002, and forecasted data for the three months ended December 31, 2002 and sought an overall rate increase of approximately $68.4 million, consisting of an approximately $63.4 million increase in electricity distribution rates and $5 million for recovery of regulatory assets through the RARC. On October 28, 2003, ACE updated the filing with actual data for the full twelve-month test year ended December 31, 2002 and made other corrections. The update supported an overall rate increase of approximately $41.3 million, consisting of a $36.8 million increase in electricity distribution rates and a RARC of $4.5 million. This petition is ACE's first increase request for electric distribution rates since 1991. The requested increase would apply to all rate schedules in ACE's tariff. The Ratepayer Advocate filed testimony on January 3, 2004, proposing an annual rate decrease of $11.7 million. Intervenor groups representing industrial users and local generators filed testimony that did not take a position with respect to an overall rate change but their proposals, if

184 ____________________________________________________________________________

implemented, would affect the way in which an overall rate increase or decrease would be applied to the particular rates under which they receive service. ACE's rebuttal testimony, filed February 20, 2004, makes some changes to its October filing and proposes an overall rate increase of approximately $35.1 million, consisting of a $30.6 increase in distribution rates and a $4.5 million increase in the RARC.

     On July 31, 2003, the NJBPU issued an order transferring to the base rate proceeding consideration of $25.4 million of actual and projected deferred restructuring costs for which ACE was seeking recovery in a separate proceeding, which is discussed below, relating to the restructuring of ACE's electric utility business under the New Jersey Electric Discount and Energy Competition Act (EDECA). In its October 28, 2003 filing, ACE presented testimony supporting recovery of an increase in the amount of deferred restructuring costs recoverable from $25.4 million to $36.1 million, consisting of: (i) $3.7 million associated with BGS costs, (ii) $27.3 million of restructuring transition-related costs and (iii) $5.1 of transition costs related to fossil generation divestiture efforts.

     On December 12, 2003, the NJBPU issued an order also consolidating outstanding issues from several other proceedings into the base rate case proceeding. On December 22, 2003, ACE filed a Motion for Reconsideration in which it suggested that these issues be dealt with in a Phase II to the base rate case to address the outstanding issues identified in the December 12, 2003 Order. After discussion with the parties to the base rate case, it was agreed that a Phase II to the base rate case to these issues, along with the $36.1 million of deferred restructuring costs previously moved into the base rate case, would be initiated in April 2004. ACE cannot predict at this time the outcome of these proceeding.

     On March 31, 2003, DPL filed with the DPSC for an annual gas base rate increase of $16.8 million, or an increase of 12.7% in total operating revenue for DPL's gas business. The filing included a request for a ROE of 12.5%. DPL is currently authorized a ROE of 11.5% in Delaware. This is the first increase requested for DPL's gas distribution business since 1994. On May 30, 2003, DPL exercised its statutory right to implement an interim base rate increase of $2.5 million, or 1.9% of total operating revenue for DPL's gas business, subject to refund. On October 7, 2003, a settlement agreement was filed with the DPSC that provides for an annual gas base revenue increase of $7.75 million, with a 10.5% ROE, which equates to a 5.8% increase in total revenues for DPL's gas business. The settlement agreement provides that DPL is not required to refund the previously implemented interim rate increase. In addition, the settlement agreement provides for establishment of an Environmental Surcharge to recover costs associated with remediation of a coal gas site. On December 9, 2003, the DPSC approved the settlement, making the interim $2.5 million increase final with no refunds and implementing an additional $5.25 million increase effective as of December 10, 2003. At the same time the DPSC approved a supplemental settlement which addresses customer service issues in the electric cost of service filing described below. DPL filed on February 13, 2004 for a change in electric ancillary service rates that has an aggregate effect of increasing annual revenues by $13.1 million or 2.4%. This filing was prompted by the increasing ancillary service costs charged to DPL by PJM. The PHI merger agreement, approved by the DPSC in Docket No. 01-194, provides that "Delmarva shall have the right to file to change in Ancillary components of rates to reflect the then applicable ancillary charges billed to Delmarva by PJM or successor organization." On February 24, 2004, the DPSC accepted DPL's filing and placed the rates into effect on March 15, 2004, subject to refund. DPL made this filing on February 13, 2004. In future years DPL will make filings to

185 ____________________________________________________________________________
update the analysis of out of pocket environmental costs recoverable through the Environmental Surcharge rate.

     On March 1, 2002 DPL submitted a cost of service study with the DPSC demonstrating it was not over-earning on its electric distribution rates. On October 21, 2003, the DPSC approved a settlement with respect to the March 1, 2002 filing confirming that no increase or decrease in DPL's electric distribution rates was necessary. This settlement was consistent with the provisions of settlement approved by the DPSC in connection with the Pepco and Conectiv merger that provided for no change in DPL's distribution base rates until May 1, 2006. The rate settlement also establishes objectives and procedures to reduce the number of customers whose bills are estimated over 6 or more months due to difficulties in obtaining access to the meter and to establish a reduced interest charge for customers who are paying past due bills under a payment arrangement. The DPSC also approved a supplemental settlement on December 9, 2003, regarding quality of service by DPL. In the supplemental settlement, DPL agreed to additional customer service provisions, including opening full time walk-in facilities that accept payments, and standards for call center performance.

     On August 29, 2003, DPL submitted its annual Gas Cost Recovery (GCR) rate filing to the DPSC. In its filing, DPL sought to increase its GCR rate by approximately 15.8% in anticipation of increasing natural gas commodity costs. The rate, which passes DPL's increased gas costs along to its customers, became effective November 1, 2003 and is subject to refund pending evidentiary hearings that will commence in April 2004.

     In compliance with the merger settlement approved by the MPSC in connection with the merger of Pepco and Conectiv, on December 4, 2003, DPL and Pepco submitted testimony and supporting schedules to establish electricity distribution rates in Maryland effective July 1, 2004, when the current distribution rate freeze/caps end. DPL's filing demonstrates that it is in an under-earning situation and, as allowed in the merger settlement, DPL requested that a temporary rate reduction implemented on July 1, 2003 for non-residential customers be terminated effective July 1, 2004. DPL estimates that the termination of the rate reduction would increase its annual revenues by approximately $1.1 million. With limited exceptions, the merger settlement does not permit DPL to file for any additional rate increase until December 31, 2006. Pepco's filing also demonstrates that it is in an under-earning situation. However the merger settlement provides that Pepco's distribution rates after July 1, 2004 can only remain the same or be decreased. With limited exceptions, Pepco is not entitled to file for a rate increase until December 31, 2006. Although the outcome of these proceedings cannot be predicted, DPL and Pepco each believes that the likelihood that its distribution rate will be reduced as of July 1, 2004 is remote.

Stranded Cost Determination and Securitization

     On January 31, 2003, ACE filed a petition with the NJBPU seeking an administrative determination of stranded costs associated with the B. L. England Generating Station. The net after tax stranded costs included in the petition were approximately $151 million. An administrative determination of the stranded costs was needed due to the cancelled sale of the plant. On July 25, 2003 the NJBPU rendered an oral decision approving the administrative determination of stranded costs at a level of $149.5 million. As a result of this order, ACE reversed $10.0 million ($5.9 million after-tax) of previously accrued liability for possible disallowance of stranded costs. This credit to expense is classified as an extraordinary item in

186 ____________________________________________________________________________

PHI's and ACE's Consolidated Statements of Earnings because the original accrual was part of an extraordinary charge resulting from the discontinuation of SFAS No. 71 in conjunction with the deregulation of ACE's energy business in September 1999.

     On February 5, 2003, the NJBPU issued an order on its own initiative seeking input from ACE and the Ratepayer Advocate as to whether and by how much to reduce the 13% pre-tax return that ACE was then authorized to earn on B. L. England. ACE responded on February 18 with arguments that: (1) reduced costs to ratepayers could be achieved legally through timely approvals by the NJBPU of the stranded cost filing made by ACE on January 31, 2003 and a securitization filing made the week of February 10, 2003; and (2) it would be unlawful, perhaps unconstitutional, and a breach of settlement and prior orders for the NJBPU to deny a fair recovery on prudently incurred investment and to do so without evidentiary hearings or other due process. On April 21, 2003, the NJBPU issued an order making the return previously allowed on B. L. England interim, as of the date of the order, and directing that the issue of the appropriate return for B. L. England be included in the stranded cost proceeding. On July 25, 2003, the NJBPU voted to approve a pre-tax return reflecting a 9.75% ROE for the period April 21, 2003 through August 1, 2003. The rate authorized by the NJBPU from August 1, 2003, through such time as ACE securitizes the stranded costs was 5.25%, which the NJBPU represented as being approximately equivalent to the securitization rate. On September 25, 2003, the NJBPU issued a written order memorializing its July 25, 2003 decision.

     On February 14, 2003, ACE filed a Bondable Stranded Costs Rate Order Petition with the NJBPU. The petition requested authority to issue $160 million of Transition Bonds to finance the recovery of stranded costs associated with B. L. England and costs of issuance. On September 25, 2003 the NJBPU issued a bondable stranded cost rate order authorizing the issuance of up to $152 million of Transition Bonds. On December 23, 2003, ACE Funding issued $152 million of Transition Bonds.

Restructuring Deferral

     Pursuant to a July 15, 1999 summary order issued by the NJBPU under EDECA (which was subsequently affirmed by a final decision and order issued March 30, 2001), ACE was obligated to provide basic generation service from August 1, 1999 to at least July 31, 2002 to retail electricity customers in ACE's service territory who did not choose a competitive energy supplier. The order allowed ACE to recover through customer rates certain costs incurred in providing BGS. ACE's obligation to provide BGS was subsequently extended to July 31, 2003. At the allowed rates, for the period August 1, 1999 through July 31, 2003, ACE's aggregate allowed costs exceeded its aggregate revenues from supplying BGS. These under-recovered costs were partially offset by a $59.3 million deferred energy cost liability existing as of July 31, 1999 (LEAC Liability) that was related to ACE's Levelized Energy Adjustment Clause and ACE's Demand Side Management Programs. ACE established a regulatory asset in an amount equal to the balance.

     On August 1, 2002, ACE filed a petition with the NJBPU for the recovery of approximately $176.4 million in actual and projected deferred costs relating to the provision of BGS and other restructuring related costs incurred by ACE over the four-year period August 1, 1999 through July 31, 2003. The deferred balance is net of the $59.3 offset for the LEAC Liability. The petition also requests that ACE's rates be reset as of August 1, 2003 so that there will be no under-recovery of costs embedded in the rates on or after that date. The increase sought represents an overall 8.4% annual increase in electric rates and is in addition to the base rate

187 ____________________________________________________________________________
increase discussed above. ACE's recovery of the deferred costs is subject to review and approval by the NJBPU in accordance with EDECA.

     On July 31, 2003, the NJBPU issued a summary order permitting ACE to begin collecting a portion of the deferred costs and to reset rates to recover on-going costs incurred as a result of EDECA. The summary order approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003. The summary order also transferred to ACE's pending base rate case for further consideration approximately $25.4 million of the deferred balance. The NJBPU estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. Since the amounts included in this decision are based on estimates through July 31, 2003, the actual ending deferred cost balance will be subject to review and finalization by the NJPBU and ACE. The approved rates became effective on August 6, 2003. Based on an analysis of the summary order and in accordance with prevailing accounting rules, ACE recorded a charge of $27.5 million ($16.3 million after-tax) during the second quarter of 2003. This charge is in addition to amounts previously accrued for disallowance. ACE believes the record does not justify the level of disallowance imposed by the NJBPU. ACE is awaiting the final written order from the NJBPU and is evaluating its options related to this decision. The NJBPU's action is not appealable until a final written order has been issued.

Pepco Regulatory Matters
Divestiture Cases

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's DCPSC approved divestiture settlement that provided for a sharing of any net proceeds from the sale of Pepco's generation-related assets. One of the principal issues in the case is whether Pepco should be required to share with customers, on an approximately 50/50 basis, the excess deferred income taxes (EDIT) and accumulated deferred investment tax credits (ADITC) associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code and its implementing regulations. As of December 31, 2003, the District of Columbia allocated portions of EDIT and ADITC associated with the divested generation assets were, respectively, approximately $6.5 million and $5.8 million, respectively. Other issues in the proceeding deal with the treatment of internal costs and cost allocations as deductions from the gross proceeds of the divestiture.

     Pepco believes that a sharing of EDIT and ADITC would violate the normalization rules. If Pepco were required to share EDIT and ADITC and, as a result, the normalization rules were violated, Pepco would be unable to use accelerated depreciation on District of Columbia allocated or assigned property. Pepco, in addition to sharing with customers an amount equal to approximately 50% of the generation-related ADITC balance, would have to pay to the IRS an amount equal to Pepco's $5.8 million District of Columbia jurisdictional generation-related ADITC balance as well as its District of Columbia jurisdictional transmission and distribution-related ADITC balance as of the later of the date a DCPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the DCPSC order becomes operative.
As of December 31, 2003, the District of Columbia jurisdictional transmission and distribution-related ADITC balance was approximately $8 million.

188 ____________________________________________________________________________

     Pepco believes that its calculation of the District of Columbia customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to make additional gain-sharing payments to D.C. customers, including the payments described above related to EDIT and ADITC. Such additional payments (which, other than the EDIT and ADITC related payments, cannot be estimated) would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on Pepco's and PHI's results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial condition. It is uncertain when the DCPSC will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002. The principal issue in the Maryland case is the same EDIT and ADITC sharing issue that was raised in the D.C. case. As of December 31, 2003, the Maryland allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $9.1 million and $10.4 million, respectively. Other issues deal with the treatment of certain costs as deductions from the gross proceeds of the divestiture. On November 21, 2003, the Hearing Examiner in the Maryland proceeding issued a proposed order that concluded that Pepco's Maryland divestiture settlement agreement provided for a sharing between Pepco and customers of the EDIT and ADITC associated with the sold assets. Pepco believes that such a sharing would violate the normalization rules and would result in Pepco's inability to use accelerated depreciation on Maryland allocated or assigned property. If the proposed order is affirmed, Pepco would have to share with its Maryland customers, on an approximately 50/50 basis, the Maryland allocated portion of the generation-related EDIT, i.e., $9.1 million, and the generation-related ADITC. If such sharing were to violate the normalization rules, Pepco, in addition to sharing with customers an amount equal to approximately 50% of the generation-related ADITC balance, would be unable to use accelerated depreciation on Maryland allocated or assigned property. Furthermore, Pepco would have to pay to the IRS an amount equal to Pepco's $10.4 million Maryland jurisdictional generation-related ADITC balance, as well as its Maryland retail jurisdictional ADITC transmission and distribution-related balance as of the later of the date a MPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the MPSC order becomes operative. As of December 31, 2003, the Maryland retail jurisdictional transmission and distribution-related ADITC balance was approximately $12 million. The Hearing Examiner decided all other issues in favor of Pepco, except that only one-half of the severance payments that Pepco included in its calculation of corporate reorganization costs should be deducted from the sales proceeds before sharing of the net gain between Pepco and customers.

     Under Maryland law, if the proposed order is appealed to the MPSC, the proposed order is not a final, binding order of the MPSC and further action by the MPSC is required with respect to this matter. Pepco has appealed the Hearing Examiner's decision on the treatment of EDIT and ADITC and corporate reorganization costs to the MPSC. Pepco cannot predict what the outcome of the appeal will be or when the appeal might be decided. Pepco believes that its calculation of the Maryland customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to share with its customers approximately 50% of the EDIT and ADITC balances described above and make additional gain-sharing payments related to the disallowed severance payments. Such additional payments would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on results of operations

189 ____________________________________________________________________________

for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial condition.

General Litigation
Asbestos

     During 1993, Pepco was served with Amended Complaints filed in the state Circuit Courts of Prince George's County, Baltimore City and Baltimore County, Maryland in separate ongoing, consolidated proceedings known as "In re: Personal Injury Asbestos Case." Pepco and other corporate entities were brought into these cases on a theory of premises liability. Under this theory, plaintiffs argue that Pepco was negligent in not providing a safe work environment for employees or its contractors, who allegedly were exposed to asbestos while working on Pepco's property. Initially, a total of approximately 448 individual plaintiffs added Pepco to their complaints. While the pleadings are not entirely clear, it appears that each plaintiff sought $2 million in compensatory damages and $4 million in punitive damages from each defendant.

     Since the initial filings in 1993, additional individual suits have been filed against Pepco, and significant numbers of cases have been dismissed. As a result of two motions to dismiss, numerous hearings and meetings and one motion for summary judgment, Pepco has had approximately 400 of these cases successfully dismissed with prejudice, either voluntarily or by the court. Of the approximately 250 remaining asbestos cases pending against Pepco, approximately 85 cases were filed after December 19, 2000, and were tendered to Mirant for defense and indemnification pursuant to the terms of the Asset Purchase and Sale Agreement.

     While the aggregate amount of monetary damages sought in the remaining suits exceeds $400 million, Pepco believes the amounts claimed by current plaintiffs are greatly exaggerated. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, Pepco does not believe these suits will have a material adverse effect on its financial condition. However, if an unfavorable decision were rendered against Pepco, it could have a material adverse effect on Pepco's and PHI's results of operations.

Enron

     On December 2, 2001, Enron North America Corp. and several of its affiliates filed for protection under the United States Bankruptcy Code. In December 2001, DPL and Conectiv Energy terminated all energy trading transactions under various agreements with Enron. In late January 2003, after several months of discussions between the parties concerning the amount owed by DPL and Conectiv Energy, Enron filed an adversary complaint against Conectiv Energy in the Bankruptcy Court for the Southern District of New York. The complaint seeks, among other things, damages in the amount of approximately $11.7 million and a declaration that provisions permitting Conectiv Energy to set off amounts owed by Enron under certain agreements against amounts owed by Conectiv Energy under other agreements are unenforceable. Conectiv Energy disagrees with Enron's calculation of the amount due to Enron (Conectiv Energy believes the amount due is approximately $4 million) and believes that Enron's other claims are without merit.

190 ____________________________________________________________________________

     On March 4, 2003, the bankruptcy court ordered that all adversary proceedings (approximately 25 cases) involving Enron's trading agreements be directed to mediation. Enron and Conectiv Energy have exchanged mediation statements and held a number of mediation sessions. While some progress has been made in narrowing the number of disputed issues, a mediated resolution of the dollar issue is still uncertain. Conectiv Energy cannot predict the outcome of this suit; however, Conectiv Energy does not believe that any amount it would be required to pay Enron would have a material adverse effect on its financial condition or results of operations.

Environmental Matters and Litigation

     PHI, through its subsidiaries, is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. PHI's subsidiaries may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices. PHI currently estimates that capital expenditures for environmental control facilities by its subsidiaries will be $4.9 million in 2004 and $1.4 million in 2005. However, the actual costs of environmental compliance may be materially different from these estimates depending on the outcome of the matters addressed below or as a result of the imposition of additional environmental requirements or new or different interpretations of existing environmental laws and regulations.

     In October 1995, each of Pepco and DPL received notice from EPA that it, along with several hundred other companies, might be a potentially responsible party (PRP) in connection with the Spectron Superfund Site in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling and processing facility from 1961 to 1988.

     In August 2001, Pepco entered into a Consent Decree for de minimis parties with EPA to resolve its liability at this site. Under the terms of the consent decree, which was approved by the U.S. District Court for the District of Maryland on March 31, 2003, Pepco made de minimis payments to the United States and a group of PRPs. In return, those parties agreed not to sue Pepco for past and future costs of remediation at the site and the United States will also provide protection against third-party claims for contributions related to response actions at the site. The Consent Decree does not cover any damages to natural resources. However, Pepco believes that any liability that it might incur due to natural resource damage at this site would not have a material adverse effect on its financial condition or results of operations.

In February 2003, the EPA informed DPL that it will have no future liability for contribution to the remediation of the site.

     In the early 1970s, both Pepco and DPL sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, Pepco and DPL were notified by EPA that they, along with a number of other utilities and non-utilities, were PRPs in connection with the PCB contamination at the site.

191 ____________________________________________________________________________

     In October 1994, a Remedial Investigation/Feasibility Study (RI/FS) including a number of possible remedies was submitted to the EPA. In December 1997, the EPA signed a Record of Decision (ROD) that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million. In June 1998, the EPA issued a unilateral Administrative Order to Pepco and 12 other PRPs to conduct the design and actions called for in the ROD. On May 12, 2003, two of the potentially liable owner/operator entities filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 2, 2003, the Bankruptcy Court confirmed a Reorganization Plan that incorporates the terms of a settlement among the debtors, the United States and a group of utility PRPs including Pepco. Under the settlement, the reorganized entity/site owner will pay a total of $13.25 million to remediate the site.

     As of December 31, 2003, Pepco accrued $1.7 million to meet its share of the costs assigned to PRPs under these EPA rulings. At the present time, it is not possible to estimate the total extent of EPA's administrative and oversight costs or the expense associated with a site remedy ultimately acceptable to EPA. However, Pepco believes that its liability at this site will not have a material adverse effect on its financial condition or results of operations.

     In 1999, DPL entered into a de minimis settlement with EPA and paid approximately $107,000 to resolve its liability for cleanup costs at the site. The de minimis settlement did not resolve DPL's responsibility for natural resource damages, if any, at the site. DPL believes that any liability for natural resource damages at this site will not have a material adverse effect on its financial condition or results of operations.

     In June 1992, EPA identified ACE as a PRP at the Bridgeport Rental and Oil Services (BROS) Superfund Site in Logan Township, New Jersey. In September 1996, ACE along with other PRPs signed a consent decree with EPA and NJDEP to address remediation of the site. ACE's liability is limited to 0.232 percent of the aggregate remediation liability and thus far ACE has made contributions of approximately $105,000. A Phase 2 RI/FS to address groundwater and possible wetlands contamination at the site that was to have been completed in September 2003 is significantly behind schedule, so ACE is not able to predict if it may be required to make additional contributions. Based on information currently available, ACE may be required to contribute approximately an additional $52,000. ACE believes that its liability at this site will not have a material adverse effect on its financial condition or results of operations.

     In November 1991, NJDEP identified ACE as a PRP at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an Administrative Consent Order with NJDEP to remediate the site. The soil cap remedy for the site has been completed and the NJDEP conditionally approved the Remedial Action Report in January 2003. In December 2003, the PRP group submitted to NJDEP for approval a Ground Water Sampling and Analysis Plan. The results of groundwater monitoring over the first year of this ground water sampling plan will help to determine the extent of post-remedy operation and maintenance costs. In March 2003, EPA demanded from the PRP group reimbursement for EPA's past costs at the site, totaling $168,789. The PRP group objected to the demand for certain costs, but agreed to reimburse EPA approximately $19,000.

192 ____________________________________________________________________________
Third Party Guarantees, Indemnifications and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of December 31, 2003, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	Conectiv	PCI	Total
Energy marketing obligations of Conectiv Energy (1)	$118.3	$19.2	$ -	$137.5
Energy procurement obligations of Pepco Energy Services (1)	6.6	-	-	6.6
Standby letters of credit of Pepco Holdings (2)	12.7	-	-	12.7
Guaranteed lease residual values (3)	-	5.4	-	5.4
Loan agreement (4)	13.1	-	-	13.1
Construction performance guarantees (5)	-	4.6	-	4.6
Other (6)	14.9	4.3	5.8	25.0
Total	$165.6	$33.5	$5.8	$204.9
1.

Pepco Holdings and Conectiv have contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including requirements under BGS contracts for ACE.

2.

Pepco Holdings has issued standby letters of credit of $12.7 million on behalf of subsidiary operations related to Conectiv Energy's competitive energy activities and third party construction performance. These standby letters of credit were put into place in order to allow the subsidiaries the flexibility needed to conduct business with counterparties without having to post substantial cash collateral. While the exposure under these standby letters of credit is $12.7 million, Pepco Holdings does not expect to fund the full amount.

3.

Subsidiaries of Conectiv have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of December 31, 2003, obligations under the guarantees were approximately $5.4 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantee have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, PHI believes the likelihood of requiring payment under the guarantee is remote.

193 ____________________________________________________________________________
4.

Pepco Holdings has issued a guarantee on behalf of a subsidiary's 50% unconsolidated investment in a limited liability company for repayment of borrowings under a loan agreement of approximately $13.1 million.

5.	Conectiv has performance obligations of $4.6 million relating to obligations to third party suppliers of equipment.
6.	Other guarantees comprise:
	o	Pepco Holdings has guaranteed payment of a bond issued by a subsidiary of $14.9 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
	o	Conectiv has guaranteed a subsidiary building lease of $4.3 million. PHI does not expect to fund the full amount of the exposure under the guarantee.
o

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower. In addition, PCI has agreed to indemnify RCN for 50% of any payments RCN makes under Starpower's franchise and construction performance bonds.  As of December 31, 2003, the guarantees cover the remaining $3.7 million in rental obligations and $2.1 million in franchise and construction performance bonds issued.

     In addition, in connection with the Conectiv Bethlehem revolving credit agreement, Conectiv provides a guarantee associated with Conectiv Energy's agreement to purchase energy and capacity from Conectiv Bethlehem and other guarantees related to obligations of Pepco Holdings subsidiaries under agreements related to constructing and operating the Conectiv Bethlehem mid-merit plant. Generally, Conectiv's guarantee obligations do not exceed the amount of the debt outstanding under the credit agreement and do not guarantee Conectiv Bethlehem's obligation to repay the debt. As of December 31, 2003, the outstanding balance under the Conectiv Bethlehem credit facility was $310 million.

     Pepco Holdings and certain of its subsidiaries have entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These indemnification agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants set forth in the agreements. Typically, claims may be made by third parties under these indemnification agreements over various periods of time depending on the nature of the claim. The maximum potential exposure under these indemnification agreements can range from a specified dollar amount to an unlimited amount depending on the nature of the claim and the particular transaction. The total maximum potential amount of future payments under these indemnification agreements is not estimable due to several factors, including uncertainty as to whether or when claims may be made under these indemnities.

Dividends

     Pepco Holdings' annual dividend rate on its common stock is determined by the Board of Directors on a quarterly basis and takes into consideration, among other factors, current and possible future developments that may affect PHI's income and cash flows. PHI's Board of Directors declared quarterly dividends of 25 cents per share of common stock payable on March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003.

194 ____________________________________________________________________________

(15) QUARTERLY FINANCIAL SUMMARY (UNAUDITED)
		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
		(Millions of Dollars, except Per Share Data)
2003
Total Operating Revenue		$1,928.7	1,698.4	2,130.6	1,513.6	7,271.3
Total Operating Expenses		$1,889.6	1,559.1	1,782.0	1,424.2	6,654.9
Operating Income		$39.1	139.3	348.6	89.4	616.4
Other Expenses		$(79.4)	(76.0)	(89.1)	(184.6)	(429.0)
Preferred Stock Dividend Requirements of Subsidiaries		$6.6	5.8	0.7	0.8	13.9
(Loss) Income Before Income Tax Expense		$(46.9)	57.5	258.8	(96.0)	173.5
Income Tax (Benefit) Expense		$(22.0)	20.4	101.5	(34.0)	65.9
(Loss) Income Before Extraordinary Item		$(24.9)	37.1	157.3	(62.0)	107.6
Extraordinary Item		-	5.9	-	-	5.9
Net (Loss) Income		$(24.9)	43.0	157.3	(62.0)	113.5
Basic and Diluted (Loss) Earnings Per Share of Common Stock Before Extraordinary Item		$(.15)	.22	.92	(.36)	.63
Extraordinary Item Per Share of Common Stock		-	.03	-	-	.03
Basic and Diluted (Loss) Earnings Per Share of Common Stock		$(.15)	.25	.92	(.36)	.66
Cash Dividends Per Common Share		$.25	.25	.25	.25	1.00

2002
Total Operating Revenue		$489.2	581.2	1,641.2	1,607.5	4,324.5
Total Operating Expenses		$426.3	481.8	1,383.4	1,484.7	3,778.9
Operating Income		$62.9	99.4	257.8	122.8	545.6
Other Expenses		$(24.9)	(25.0)	(62.2)	(75.5)	(190.4)
Preferred Stock Dividend Requirements of Subsidiaries		$3.6	3.6	6.1	7.4	20.6
Income Before Income Tax Expense	$	$34.4	70.8	189.5	39.9	334.6
Income Tax Expense		$11.1	25.1	74.3	13.6	124.1
Net Income		$23.3	45.7	115.2	26.3	210.5
Basic Earnings Per Share of Common Stock		$.22	.43	.80	.16	1.61
Diluted Earnings Per Share of Common Stock		$.22	.43	.80	.16	1.61
Cash Dividends Per Common Share		$.25	.25	.25	.25	1.00
195 ____________________________________________________________________________
NOTES:	As a result of the merger transaction that was completed on August 1, 2002, certain quarterly amounts presented herein are not comparable.

PHI's subsidiaries' sales of electric energy are seasonal and, accordingly, comparisons by quarter within a year are not meaningful. The totals of the four quarterly basic earnings per common share and diluted earnings per common share may not equal the basic earnings per common share and diluted earnings per common share for the year due to changes in the number of common shares outstanding during the year and, with respect to the diluted earnings per common share, changes in the amount of dilutive securities.

196 ____________________________________________________________________________
THIS PAGE LEFT INTENTIONALLY BLANK.
197 ____________________________________________________________________________

Report of Independent Auditors
To the Board of Directors of Potomac Electric Power Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive earnings, shareholder's equity and cash flows present fairly, in all material respects, the financial position of Potomac Electric Power Company (a wholly owned subsidiary of Pepco Holdings, Inc.) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for financial instruments with characteristics of both liabilities and equity as of July 1, 2003.

PricewaterhouseCoopers LLP Washington, DC February 26, 2004
198 ____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF EARNINGS
For the Year Ended December 31,	2003	2002	2001
(Millions of Dollars)
Operating Revenue
Utility	$1,548.0	$1,533.9	$1,723.5
Competitive	-	454.1	647.7
Total Operating Revenue	1,548.0	1,988.0	2,371.2
Operating Expenses
Fuel and purchased energy	684.1	994.7	1,238.1
Other operation and maintenance	238.5	316.9	373.4
Depreciation and amortization	160.0	153.3	170.6
Other taxes	206.5	198.2	186.5
Gain on sale of assets	-	-	(29.3)
Impairment losses	-	-	65.5
Total Operating Expenses	1,289.1	1,663.1	2,004.8
Operating Income	258.9	324.9	366.4
Other Income (Expenses)
Interest and dividend income	2.8	18.1	62.0
Interest expense	(79.6)	(106.5)	(148.7)
Loss from Equity Investments, principally a Telecommunication Entity	-	(2.1)	(23.9)
Other income	12.3	11.3	14.1
Other expense	(16.1)	(17.1)	(8.8)
Total Other Expenses	(80.6)	(96.3)	(105.3)

Distributions on Preferred Securities of Subsidiary Trust	4.6	9.2	9.2

Income Before Income Tax Expense	173.7	219.4	251.9

Income Tax Expense	69.1	80.3	83.5

Net Income	104.6	139.1	168.4

Dividends on Preferred Stock	3.3	5.0	5.0

Earnings Available for Common Stock	$101.3	$134.1	$163.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.
199 ____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
For the Year Ended December 31,	2003	2002	2001
(Millions of Dollars)`
Net income	$104.6	$139.1	$168.4
Other comprehensive income (loss), net of taxes
Unrealized gains (losses) on commodity derivatives designated as cash flows:
Unrealized holding gains (losses) arising during period	-	1.1	(.5)
Less: reclassification adjustment for losses included in net earnings	-	(.3)	(.1)
Net unrealized gains (losses) on commodity derivatives	-	1.4	(.4)
Realized loss on Treasury lock	-	(54.2)	-
Unrealized loss on interest rate swap agreements designated as cash flow hedges:
Unrealized holding gains (losses) arising during period	-	.4	(3.1)
Less: reclassification adjustment for losses included in net earnings	-	(.3)	(.2)
Net unrealized gains (losses) on interest rate swaps	-	.7	(2.9)
Unrealized gains on marketable securities:
Unrealized holding gains arising during period	-	3.7	4.5
Less: reclassification adjustment for losses included in net earnings	-	(.4)	-
Net unrealized gains on marketable securities	-	4.1	4.5
Other comprehensive (loss) income, before tax	-	(48.0)	1.2
Income tax (benefit) expense	-	(19.8)	.4
Other comprehensive (loss) income, net of tax	-	(28.2)	.8
Comprehensive earnings	$104.6	$110.9	$169.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.
200 ____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED BALANCE SHEETS
December 31, 2003		December 31, 2002
ASSETS
(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 6.8	$ 18.2
Accounts receivable, less allowance for uncollectible accounts of $18.4 million and $3.6 million	269.8	263.0
Accounts receivable due from associated companies	-	31.2
Notes receivable due from affiliate	-	110.4
Materials and supplies - at average cost	44.9	37.8
Prepaid expenses and other	26.0	10.2
Total Current Assets	347.5	470.8
INVESTMENTS AND OTHER ASSETS
Regulatory assets	168.3	155.2
Prepaid pension expense	168.1	153.5
Other	108.6	108.5
Total Investments and Other Assets	445.0	417.2
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,694.5	4,550.0
Accumulated depreciation	(1,769.6)	(1,667.6)
Net Property, Plant and Equipment	2,924.9	2,882.4
TOTAL ASSETS	$3,717.4	$3,770.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.
201 ____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED BALANCE SHEETS
	December 31, 2003	December 31, 2002
LIABILITIES AND SHAREHOLDER'S EQUITY
(Millions of Dollars, except share data)

CURRENT LIABILITIES
Short-term debt	$ 107.5	$ 90.0
Accounts payable and accrued liabilities	159.9	167.4
Capital lease obligations due within one year	15.6	15.6
Interest and taxes accrued	43.5	57.6
Other	105.5	119.5
Total Current Liabilities	432.0	450.1
DEFERRED CREDITS
Regulatory liabilities	200.1	243.2
Income taxes	644.9	589.4
Investment tax credits	20.6	22.6
Other post-retirement benefit obligations	44.4	33.7
Other	38.2	46.0
Total Deferred Credits	948.2	934.9

LONG-TERM LIABILITIES
Long-term debt	1,130.4	1,083.5
Mandatorily redeemable serial preferred stock	45.0	-
Capital lease obligations	114.7	118.7
Total Long-Term Liabilities	1,290.1	1,202.2

COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	-	125.0

PREFERRED STOCK
Redeemable Serial Preferred Stock	35.3	35.3
Mandatorily redeemable serial preferred stock	-	47.5
Total preferred stock	35.3	82.8
SHAREHOLDER'S EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, issued 100 shares	-	-
Premium on stock and other capital contributions	507.6	507.6
Capital stock expense	(1.1)	(1.1)
Retained income	505.3	468.9
Total Shareholder's Equity	1,011.8	975.4

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,717.4	$3,770.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.
202 ____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31,	2003		2002		2001
(Millions of Dollars)
OPERATING ACTIVITIES
Net Income	$ 104.6		$ 139.1	$	$ 168.4
Adjustments to reconcile net income to net cash from (used by) operating activities:
Net gain on divestiture of generation assets	-		-		(29.3)
Impairment losses	-		-		65.5
Depreciation and amortization	160.0		153.3		170.6
Rents received from leveraged leases under income earned	-		(25.2)		(13.6)
Gain on sale of assets	-		-		(6.4)
Undistributed (gains) losses from affiliates	-		(1.3)		24.1
Changes in:
Accounts receivable	(6.7)		(21.6)		73.2
Proceeds received on accounts receivable due from affiliate	31.2		-		-
Proceeds received on note receivable from affiliate	110.4		-		-
Regulatory assets and liabilities	(48.5)		105.4		(152.9)
Prepaid expenses	(15.7)		14.0		389.4
Accounts payable and accrued liabilities	(15.7)		17.6		(50.7)
Interest and taxes accrued, including Federal income tax refund of $135.4 million in 2002	30.4		73.6		(721.8)
Prepaid pension costs	(14.6)		(1.0)		(28.9)
Materials and supplies	-		-		(2.1)
Deferred charges and other	(9.5)		5.1		36.2
Deferred credits and other	-		12.8		(14.8)
Net Cash From (Used By) Operating Activities	325.9		471.8		(93.1)
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(197.5)		(194.7)		(245.3)
Proceeds from/changes in:
Divestiture of generation assets	-		-		156.2
Purchase of leveraged leases	-		(111.6)		(157.7)
Sales of marketable securities, net of purchases	-		2.2		75.4
Purchases of other investments	-		(15.4)		(76.1)
Proceeds from sale of other investments	-		-		16.6
Sale of aircraft	-		4.1		22.9
Net other investing activities, including $8.9 million in POM cash transferred to Pepco Holdings in 2002	-		(8.9)		(5.4)
Net Cash Used By Investing Activities	(197.5)		(324.3)		(213.4)
FINANCING ACTIVITIES
Dividend to Pepco Holdings	(64.9)		(432.3)		-
Dividends paid on Pepco preferred and common stock	(3.3)		(67.6)		(131.5)
Redemption of preferred stock	(2.5)		(2.0)		(5.6)
Reacquisition of Pepco's common stock	-		(2.2)		(78.1)
Redemption of mandatorily redeemable preferred securities of subsidiary trust which holds solely parent junior subordinated debentures	(125.0)		-		-
Issuances of long-term debt	199.3		34.3		92.4
Reacquisitions of long-term debt	(205.0)		(129.6)		(1,059.9)
Issuances of short-term debt, net of repayments	67.5		(43.2)		138.5
Net other financing activities	(5.9)		(2.2)		1.6
Net Cash Used By Financing Activities	(139.8)		(644.8)		(1,042.6)

Net Decrease In Cash and Cash Equivalents	(11.4)		(497.3)		(1,349.1)
Cash and Cash Equivalents at Beginning of Year	18.2		515.5		1,864.6
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 6.8	$	$ 18.2		$ 515.5

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) for interest (net of capitalized interest of zero, zero and $2.6 million) and income taxes:
Interest	$ 82.8		$ 125.4		$ 172.0
Income taxes	$ 44.1		$ (144.1)		$ 781.2
The accompanying Notes are an integral part of these Consolidated Financial Statements.

203 ____________________________________________________________________________
POTOMAC ELECTRIC POWER COMPANY CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
	Common Stock Shares Par Value		Premium on Stock	Capital Stock Expense	Accumulated Other Comprehensive Income (Loss)	Retained Income
(Dollar Amounts in Millions)

BALANCE, DECEMBER 31, 2000	118,544,736	$118.5	$1,027.3	$(12.9)	($7.5)	$937.2
Net Income	-	-	-	-	-	168.4
Other comprehensive loss	-	-	-	-	(.8)	-
Dividends:
Preferred stock	-	-	-	-	-	(5.0)
Common stock	-	-	-	-	-	(126.5)
Conversion of stock options	147	-	-	-	-	-
Gain on acquisition of preferred stock	-	-	.7	-	-	-
Release of restricted stock	-	-	.3	-	-	-
BALANCE, DECEMBER 31, 2001	118,544,883	$118.5	$1,028.3	$(12.9)	($6.7)	$974. 1
Net Income	-	-	-	-	-	139.1
Other comprehensive income	-	-	-	-	4.2	-
Dividends:
Preferred stock	-	-	-	-	-	(5.0)
Common stock	-	-	-	-	-	(62.6)
Dividends to Pepco Holdings						(432.2)
Merger Related Transactions:
Transfer of ownership of PCI and Pepco Energy Services	-	-	(545.9)	-	2.5	54.2
Change in shares outstanding and par value of shares due to cancellation	(107,221,076)	(107.2)	118.5	10.7	-	-
Premium on capital stock retired, net of expense	-	-	(28.9)	-	-	18.2
Transfer of premium on treasury shares	-	-	(62.1)	-	-	62.1
Cancellation of treasury shares and related capital stock expense	(11,323,707)	(11.3)	(2.3)	1.1	-	(279.0)
BALANCE, DECEMBER 31, 2002	100	$ -	$ 507.6	$ (1.1)	$ -	$468.9
Net Income	-	-	-	-	-	104.6
Dividends:
Preferred stock	-	-	-	-	-	(3.3)
To Pepco Holdings	-	-	-	-	-	(64.9)
Conversion of stock options	-	-	-	-	-	-
Gain on acquisition of preferred stock	-	-	-	-	-	-
BALANCE, DECEMBER 31, 2003	100	$ -	$ 507.6	$ (1.1)	$ -	$505.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.
204 ____________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
POTOMAC ELECTRIC POWER COMPANY
(1) ORGANIZATION

     Pepco is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Pepco was incorporated in Washington, D.C. in 1896 and became a domestic Virginia corporation in 1949. On August 1, 2002 Pepco completed its acquisition of Conectiv, at which time Pepco and Conectiv became wholly owned subsidiaries of Pepco Holdings, Inc. (Pepco Holdings or PHI). PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA)and is subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA. PHI was incorporated in Delaware on February 9, 2001, for the purpose of effecting the acquisition of Conectiv by Pepco.

     Under settlements approved by the MPSC and the DCPSC in connection with the divestiture of its generation assets in 2000, Pepco is required to provide default electricity supply, known as "standard offer service" or "SOS," to customers in Maryland until July 2004 and to customers in Washington, D.C. until February 2005 for which it is paid established rates. Pepco also is paid tariff delivery rates approved by the MPSC or the DCPSC for the electricity that it delivers over its distribution facilities to SOS customers and to users in its service territory who have selected a competitive energy supplier.

     Pepco obtains all of the energy and capacity needed to fulfill its fixed-rate SOS obligations in Maryland and Washington, D.C. from an affiliate of Mirant Corporation (Mirant). On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. See Note (11) "Commitments and Contingencies - Relationship with Mirant Corporation," to the notes to consolidated financial statements for additional information.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy

     The accompanying consolidated financial statements include the accounts of Pepco and its wholly owned subsidiaries. All intercompany balances and transactions between subsidiaries have been eliminated. Pepco uses the equity method to report investments, corporate joint ventures, partnerships, and affiliated companies where it holds a 20% to 50% voting interest and cannot exercise control over the operations and policies of the investment. Under the equity method, Pepco records its interest in the entity as an investment in the accompanying Consolidated Balance Sheets, and its percentage share of the entity's earnings are recorded in the accompanying Consolidated Statements of Income.

     Financial Accounting Standards Board (FASB) Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46) and FASB Interpretation No. 46-R "Consolidation of Variable Interest Entities" (FIN 46R) did not impact Pepco at December 31, 2003.

205 ____________________________________________________________________________
Consolidated Financial Statement Composition

     The accompanying consolidated statements of earnings, consolidated statements of comprehensive earnings, and consolidated statements of cash flows for the year ended December 31, 2003 include only Pepco's operations for the entire year. These statements for the year ended December 31, 2002 include Pepco's operations for the entire year, consolidated with its pre-merger subsidiaries through July 31, 2002. These statements for the year ended December 31, 2001 include the consolidated operations of Pepco and its pre-merger subsidiaries' operations for the entire year. Accordingly, the statements referred to above are not comparable for the years ended December 31, 2003, 2002, and 2001. However, the amounts included in the accompanying balance sheets and statements of shareholder's equity for the years ended December 31, 2003 and 2002, are comparable as both years reflect the accounting impact of the merger transaction.

Reclassifications
Certain prior year amounts have been reclassified in order to conform with current year presentations.
Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of significant estimates used by Pepco include the calculation of future cash flows and fair value amounts for use in asset impairment evaluations, fair value calculations (based on estimating market pricing) associated with derivative instruments, pension assumptions, and judgment involved with assessing the probability of recovery of regulatory assets. Although Pepco believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Regulation of Power Delivery Operations
Pepco is regulated by the MPSC and the DCPSC, and its wholesale business is regulated by FERC.

     Based on the regulatory framework in which it has operated, Pepco has historically applied, and in connection with its transmission and distribution business continues to apply, the provisions of Statement of Financial Accounting Standards No. 71 (SFAS No. 71) "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 allows regulated entities, in appropriate circumstances, to establish regulatory assets and to defer the income statement impact of certain costs that are expected to be recovered in future rates. Management's assessment of the probability of recovery of regulatory assets requires judgment and interpretation of laws, regulatory commission orders, and other factors. Should existing facts or circumstances change in the future to indicate that a regulatory asset is not probable of recovery, then the regulatory asset would be charged to earnings.

The components of Pepco's regulatory asset balances at December 31, 2003 and 2002, are as follows:
206 ____________________________________________________________________________
	2003	2002
	(Millions of Dollars)
Deferred recoverable income taxes	$131.2	$127.8
Deferred debt extinguishment costs	36.2	27.3
Generation Procurement Credit, customer sharing commitment, and other	0.9	0.1
Total Regulatory Assets	$168.3	$155.2
The components of Pepco's regulatory liability balances at December 31, 2003 and 2002, are as follows:
	2003	2002
	(Millions of Dollars)
Deferred income taxes due to customers	$ 82.7	$ 86.2
Generation Procurement Credit, customer sharing commitment, and other	41.0	84.9
Removal costs	76.4	72.1
Total Regulatory Liability	$200.1	$243.2

     Deferred Recoverable Income Taxes: Represents deferred income tax assets recognized from the normalization of flow through items as a result of amounts charged to customers. As temporary differences between the financial statement and tax bases of assets reverse, deferred recoverable income taxes are amortized.

     Deferred Debt Extinguishment Costs: The costs of debt extinguishment for which recovery through regulated utility rates is probable are deferred and subsequently amortized to interest expense during the rate recovery period.

     General Procurement Credit (GPC), Customer Sharing Commitment and Other: GPC represents the customers' share of profits that Pepco has realized on the procurement and resale of generation services to standard offer service customers that has not yet been distributed to customers. Pepco is currently distributing the customers' share of profits monthly to all distribution customers in a billing credit. Pepco's December 2000 generation divestiture settlement agreements, approved by both the DCPSC and MPSC, required the sharing between customers and shareholders of any profits earned during the four year transition period in each jurisdiction.

Deferred Income Taxes Due to Customers: Represents the portion of deferred income tax liabilities applicable to Pepco's utility operations that has not been reflected in current customer rates.
Removal Costs: Represents Pepco's asset retirement obligation which in accordance with SFAS No. 143 was reclassified from accumulated depreciation to a regulatory liability.
207 ____________________________________________________________________________
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

Transition Power Agreement and Generation Procurement Credit

     As part of the agreement to divest its generation assets, Pepco signed a Transition Power Agreement (TPA) with Mirant. Under the TPA, Pepco has the ability of acquiring all of the energy and capacity that is needed for Standard Offer Service from Mirant at prices that are below Pepco's current cost-based billing rates for Standard Offer Service. For information regarding the impact of Mirant's bankruptcy on Pepco's operation, refer to the "Relationship with Mirant Corporation" section, herein.

Asset Retirement Obligations

     Pepco adopted Financial Accounting Standards Board (FASB) Statement No. 143 entitled "Accounting for Asset Retirement Obligations" (SFAS No. 143), on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. Based on the implementation of SFAS No. 143, at December 31, 2003 and 2002, $76.4 million and $72.1 million, respectively, in asset removal costs have been reclassified from accumulated depreciation to a regulatory liability in the accompanying Consolidated Balance Sheets.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, money market funds, and commercial paper with original maturities of three months or less. Additionally, investments in PHI's "money pool," which PHI and certain of its subsidiaries may invest in are considered cash equivalents.

Other Non-Current Assets
The other assets balance principally consists of deferred compensation trust assets and unamortized debt expense.
Other Current Liabilities
The other current liability balance principally consists of customer deposits, accrued vacation liability, and the current portion of deferred income taxes.
Other Deferred Credits
The other deferred credits balance principally consists of miscellaneous deferred liabilities.
208 ____________________________________________________________________________
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

Capitalizable Interest and AFUDC

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

Amortization Of Debt Issuance And Reacquisition Costs

     Expenses incurred in connection with the issuance of long-term debt, including premiums and discounts associated with such debt, are deferred and amortized over the lives of the respective debt issues. Costs associated with the reacquisition of debt are also deferred and amortized over the lives of the new issues.

Severance Costs

     During 2002, Pepco Holdings' management approved initiatives by Pepco to streamline its operating structure by reducing its number of employees. These initiatives met the criteria for the accounting treatment provided under EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." A roll forward of the severance balance is as follows. (Amounts in millions)

Balance, December 31, 2001	$ -
Accrued during 2002	13.7
Payments during 2002	(1.8)
Balance, December 31, 2002	11.9
Accrued during 2003	-
Payments during 2003	(8.6)
Balance, December 31, 2003	$ 3.3

     Based on the number of employees that have or are expected to accept the severance package, substantially all of the severance liability accrued at December 31, 2003 will be paid through mid 2005. Employees have the option of taking severance payments in a lump sum or over a period of time.

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

209 ____________________________________________________________________________

fair value of obligation it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

As of December 31, 2003, Pepco was not party to any material guarantees or indemnifications that required disclosure or recognition as a liability on its consolidated balance sheets.
Pension and Other Post Retirement Benefit Plans

     Pepco Holdings sponsors the Retirement Plan that covers substantially all employees of Pepco, DPL, ACE and certain employees of other Pepco Holdings' subsidiaries. Following the consummation of the acquisition of Conectiv by Pepco on August 1, 2002, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Retirement Plan on December 31, 2002. The provisions and benefits of the merged Retirement Plan for Pepco employees are identical to those of the original Pepco plan and for DPL and ACE employees the provisions and benefits are identical to the original Conectiv plan. Pepco Holdings also provides supplemental retirement benefits to certain eligible executive and key employees through nonqualified retirement plans. In addition to sponsoring non-contributory retirement plans, Pepco Holding provides certain post-retirement health care and life insurance benefits for eligible retired employees.

     The Company accounts for the Retirement Plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and its other post-retirement benefits in accordance with SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." PHI's financial statement disclosures were prepared in accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits."

Long-Lived Asset Impairment Evaluation

     Pepco is required to evaluate certain assets that have long lives (for example, generating property and equipment and real estate) to determine if they are impaired when certain conditions exist. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," provides the accounting for impairments of long-lived assets and indicates that companies are required to test long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Examples of such events or changes include a significant decrease in the market price of a long-lived asset or if there is a significant adverse change in the manner an asset is being used or its physical condition. For long-lived assets that are expected to be held and used, SFAS No. 144 requires that an impairment loss shall only be recognized if the carrying amount of an asset is not recoverable and exceeds its fair value.

     During 2001, PCI (while wholly owned by Pepco) determined that its aircraft portfolio was impaired and wrote the portfolio down to its fair value by recording a pre-tax impairment loss of $55.5 million ($36.1 million after-tax). Also during 2001 PCI recorded a pre-tax write-off of $10 million ($6.5 million after-tax) related to its preferred stock investment in a wholly owned subsidiary of Enron. During 2000, Pepco assessed whether the carrying amounts of the Benning Road and Buzzard Point generating stations that were transferred to Pepco Energy Services were determined to be impaired and were written down to their fair value by recognizing a pre-tax impairment

210 ____________________________________________________________________________
loss of $40.3 million ($24.1 after-tax). Additionally, during 2000 PCI had several miscellaneous write-offs which totaled $5.4 million, pre-tax.
Property Plant and Equipment

     Property, plant and equipment are recorded at cost. The carrying value of property, plant and equipment is evaluated for impairment whenever circumstances indicate the carrying value of those assets may not be recoverable under the provisions of SFAS No. 144. Upon retirement, the cost of regulated property, net of salvage, is charged to accumulated depreciation. For additional information regarding the treatment of removal obligations, refer to the "Asset Retirement Obligations" section included in this Note to the consolidated financial statements.

     The annual provision for depreciation on electric and gas property, plant and equipment is computed on the straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation is charged with the cost of depreciable property retired, including removal costs less salvage and other recoveries. The relationship of the annual provision for depreciation for financial accounting purposes to average depreciable property was 3.5% for 2003, 3.5% for 2002, and 3.5% for 2001. Property, plant and equipment other than electric and gas facilities is generally depreciated on a straight-line basis over the useful lives of the assets.

Classification Items

     Pepco recorded AFUDC for borrowed funds of $1.8 million, $2.7 million, and $4.8 million for the years ended December 31, 2003, 2002, and 2001, respectively. These amounts are recorded as a reduction of "interest expense" within the "other income (expense)" caption in the accompanying consolidated statements of earnings.

     Pepco recorded amounts for AFUDC equity income of $2.9 million, $2.5 million and $1.1 million for the years ended December 31, 2003, 2003 and 2001, respectively. The amounts are included in the "other income" caption of the accompanying consolidated statements of earnings.

     Pepco recorded amounts for unbilled revenue of $74.5 million and $68.8 million as of December 31, 2003 and 2002, respectively. These amounts are included in the "accounts receivable" line item in the accompanying consolidated balance sheets.

Income Taxes

     Pepco, as a direct subsidiary of Pepco Holdings, is included in the consolidated federal income tax return of PHI. Federal income taxes are allocated to Pepco based upon the taxable income or loss, determined on a separate return basis.

     The Consolidated Financial Statements include current and deferred income taxes. Current income taxes represent the amounts of tax expected to be reported on Pepco's state income tax returns and the amount of federal income tax allocated from Pepco Holdings. Deferred income taxes are discussed below.

     Deferred income tax assets and liabilities represent the tax effects of temporary differences between the financial statement and tax bases of existing assets and liabilities and are measured using presently enacted tax rates. The portion of Pepco's deferred tax liability applicable to its utility

211 ____________________________________________________________________________

operations that has not been recovered from utility customers represents income taxes recoverable in the future and is included in "regulatory assets" on the Consolidated Balance Sheets. For additional information, see the discussion under "Regulation of Power Delivery Operations" shown above.

Deferred income tax expense generally represents the net change during the reporting period in the net deferred tax liability and deferred recoverable income taxes.

     Investment tax credits from utility plant purchased in prior years are reported on the Consolidated Balance Sheets as "Investment tax credits." These investment tax credits are being amortized to income over the useful lives of the related utility plant.

NEW ACCOUNTING STANDARDS
New Accounting Policies Adopted
SFAS No. 143

     Pepco adopted Financial Accounting Standards Board (FASB) Statement No. 143 entitled "Accounting for Asset Retirement Obligations" (SFAS No. 143) on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. Based on the implementation of SFAS No. 143, $76.4 million and $72.1 million in asset removal costs at December 31, 2003 and 2002, respectively, have been reclassified from accumulated depreciation to a regulatory liability in the accompanying Consolidated Balance Sheets.

SFAS No. 150

     Effective July 1, 2003 Pepco implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). This Statement established standards for how an issuer classifies and measures in its Consolidated Balance Sheet certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in Pepco's reclassification (initially as of September 30, 2003) of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" (TOPrS) and "Mandatorily Redeemable Serial Preferred Stock" on its Consolidated Balance Sheet to a long term liability classification. Additionally, in accordance with the provisions of SFAS No. 150, dividends on the TOPrS and Mandatorily Redeemable Serial Preferred Stock, declared subsequent to the July 1, 2003 implementation of SFAS No. 150, are recorded as interest expense in Pepco's Consolidated Statement of Earnings for the year ended December 31, 2003. In accordance with the transition provisions of SFAS No. 150, prior period amounts were not reclassified on either the Consolidated Balance Sheet or Consolidated Statements of Earnings.

     In the fourth quarter of 2003, Potomac Electric Power Company Trust I redeemed all $125 million of its 7.375% Trust Originated Preferred Securities at par and therefore they were not included on the accompanying December 31, 2003 Consolidated Balance Sheet. Accordingly, Pepco's Consolidated Balance Sheet as of December 31, 2003 reflects only the reclassification of Pepco's Mandatorily Redeemable Serial Preferred Stock into its long term liability section.

212 ____________________________________________________________________________
FIN 45

     Pepco applied the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), commencing in 2003 to their agreements that contain guarantee and indemnification clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligation it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of December 31, 2003, Pepco did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its consolidated balance sheets.

FIN 46

     In January 2003 FIN 46 was issued. FIN 46 was revised and superseded by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R) which clarified some of the provisions of FIN 46 and exempted certain entities from its requirements. As of December 31, 2003, Pepco did not have any entities that were impacted by the provisions of FIN 46.

     Additionally, Pepco has analyzed its interests in entities with which it has power sale agreements and has determined those entities do not qualify as an SPE as defined in FIN 46R. Pepco will continue to analyze interests in investments and contractual relationships including power sale agreements to determine if such entities should be consolidated or deconsolidated in accordance with FIN 46R. Pepco is presently unable to determine the effect, if any, on its financial statements of applying FIN 46R to these entities.

(3) SEGMENT INFORMATION

     As a result of the merger transaction on August 1, 2002, Pepco has determined that its utility operations represent its only reportable segment under the provisions of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). The information presented is in millions of dollars.

	Reportable Utility Segment	PCI	Pepco Energy Services	(A) Elim.	Total Pepco
For the Year Ended December 31, 2003
Operating Revenue	$1,548.0	$ -	$ -	$ -	$1,548.0
Operating Expenses	1,289.1	-	-	-	1,289.1
Operating Income	258.9	-	-	-	258.9
Net Income	104.6	-	-	-	104.6
Total Assets	$3,717.4	$ -	$ -	$ -	$3,717.4
213 ____________________________________________________________________________
	Reportable Utility Segment	PCI (B)	Pepco Energy Services (B)	(A) Elim.	Total Pepco
For the Year Ended December 31, 2002
Operating Revenue	$1,533.9	$59.2	$401.0	$(6.1)	$1,988.0
Operating Expenses	1,241.5	26.3	401.4	(6.1)	1,663.1
Operating Income	292.4	32.9	(.4)	-	324.9
Net Income	124.0	14.9	.2	-	139.1
Total Assets	$3,770.4	$ -	$ -	$ -	$3,770.4
	Reportable Utility Segment	PCI (B)	Pepco Energy Services (B)	(A) Elim.	Total Pepco
For the Year Ended December 31, 2001
Operating Revenue	$1,723.5	$ 112.2	$541.5	$ (6.0)	$2,371.2
Operating Expenses	1,340.4	146.3	524.1	(6.0)	2,004.8
Operating Income	383.1	(34.1)	17.4	-	366.4
Net Income	194.2	(36.1)	10.3	-	168.4
Total Assets	$5,166.9	$1,289.9	$211.8	$(1,225.8)	$5,442.8
(A)	Represents the elimination of rent paid to PCI for Pepco's lease of office space in PCI's 10-story commercial office building. The lease commenced in June 2001.
(B)	Includes pre-merger operations through July 31, 2002.
(4) LEASING ACTIVITIES

     The investments in financing leases represented leases held by PCI and therefore were transferred by Pepco to Pepco Holdings on August 1, 2002, in accordance with the terms of the merger. The finance lease balance was comprised of the following:

Income recognized from leveraged leases was comprised of the following:
For the Year Ended December 31,	2003	2002(a)	2001
	(Millions of Dollars)
Pre-tax earnings from leveraged leases	$ -	$31.8	$ 9.0
Investment tax credit recognized	-	-	.3
Income from leveraged leases, including investment tax credit	-	31.8	9.3
Income tax expense (benefit)	-	6.4	(9.9)
Net Income from Leveraged Leases	$ -	$25.4	$ 19.2
(a)	Due to the transfer of PCI on August 1, 2002, the 2002 amounts represent income from January 1, 2002 through July 31, 2002.

     Pepco leases its consolidated control center, an integrated energy management center used by Pepco's power dispatchers to centrally control the operation of its transmission and distribution systems. The lease is

214 ___________________________________________________________________________

accounted for as a capital lease and was initially recorded at the present value of future lease payments, which totaled $152 million. The lease requires semi-annual payments of $7.6 million over a 25-year period and provides for transfer of ownership of the system to Pepco for $1 at the end of the lease term. Under SFAS No. 71, the amortization of leased assets is modified so that the total of interest on the obligation and amortization of the leased asset is equal to the rental expense allowed for rate-making purposes. This lease has been treated as an operating lease for rate-making purposes.

(5) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of the following.
At December 31, 2003	Original Cost	Accumulated Depreciation	Net Book Value
	(Millions of Dollars)
Distribution	$3,450.5	$1,301.5	$2,149.0
Transmission	701.0	255.5	445.5
General	387.1	155.0	232.1
Construction work in progress	51.6	-	51.6
Non-operating and other property	104.3	57.6	46.7
Total	$4,694.5	$1,769.6	$2,924.9
At December 31, 2002
Distribution	$3,313.0	$1,242.4	$2,070.6
Transmission	704.3	244.4	459.9
General	436.5	180.1	256.4
Construction work in progress	65.4	-	65.4
Non-operating and other property	30.8	.7	30.1
Total	$4,550.0	$1,667.6	$2,882.4
The non-operating and other property amounts include balances for distribution and transmission plant held for future use as well as other property held by non-utility subsidiaries.

    Pepco uses separate depreciation rates for each electric plant account. The rates, which vary from jurisdiction to jurisdiction, were equivalent to a system-wide composite depreciation rate of approximately 3.5% for Pepco's transmission and distribution system property in 2003, 2002 and 2001.

Property, plant and equipment includes regulatory assets of $58 million and $53 million at December 31, 2003 and 2002, respectively, which are accounted for pursuant to SFAS No. 71.
(6) PENSIONS AND OTHER POST-RETIREMENT BENEFITS
Pension Benefits

     Pepco Holdings sponsors a qualified noncontributory retirement plan (the Plan) that covers substantially all employees of Potomac Electric Power Company (Pepco), Delmarva Power & Light (DPL), Atlantic City Electric Company (ACE) and certain employees of other Pepco Holdings' subsidiaries. Following the consummation of the acquisition of Conectiv by Pepco on August 1, 2002, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Retirement Plan on December 31, 2002. The provisions and benefits of the merged plan for Pepco employees are identical to those of the original Pepco plan and for DPL and ACE employees the provisions and benefits are identical to the original Conectiv plan. Pepco Holdings also provides supplemental

215 ___________________________________________________________________________
retirement benefits to certain eligible executive and key employees through nonqualified retirement plans. Pepco Holdings uses a December 31 measurement date for its plans.

     The acquisition of Conectiv by Pepco in August 2002 resulted in purchase accounting requirements that are reflected in the net periodic pension cost. Under such accounting, Conectiv's accrued pension liability was adjusted on August 1, 2002 through consolidation to recognize all previously unrecognized gains and losses arising from past experience different from that assumed, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No. 87, "Employers' Accounting for Pensions." The Conectiv Plan transferred a projected benefit obligation of $804 million and plan assets of $744 million on August 1, 2002.

Plan assets are stated at their market value as of the measurement date, December 31. All dollar amounts in the following tables are in millions of dollars.
	Pension Benefits
	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,398.9	$ 548.3
Service cost	33.0	16.0
Interest cost	93.7	54.1
Acquisition	-	804.1
Actuarial loss	144.4	40.7
Benefits paid	(90.8)	(64.3)
Benefit Obligation at End of Year	$1,579.2	$1,398.9

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,240.6	$ 555.0
Actual return on plan assets	261.5	(37.2)
Company contributions	50.0	35.0
Acquisition	-	744.3
Benefits paid	(89.3)	(56.5)
Fair Value of Plan Assets at End of Year	$1,462.8	$1,240.6

Funded status	$(116.4)	$(158.3)
Unrecognized net actuarial loss	253.3	278.1
Unrecognized prior service cost	4.0	5.1
Net Amount Recognized	$ 140.9	$ 124.9
Amounts recognized in PHI's statement of financial position consist of:
	Pension Benefits
	2003	2002
Prepaid benefit cost	$166.6	$149.3
Accrued benefit cost	(25.7)	(24.4)
Net amount recognized	$140.9	$124.9
The accumulated benefit obligation for the qualified defined benefit pension plan was $1,409.0 million and $1,228.2 million at December 31, 2003, and 2002, respectively.
216 ___________________________________________________________________________
Components of Net Periodic Benefit Cost
	Pension Benefits
	2003	2002	2001
Service cost	$ 33.0	$ 16.0	$ 9.7
Interest cost	93.7	54.1	36.3
Expected return on plan assets	(106.2)	(69.0)	(50.9)
Amortization of prior service cost	1.0	1.0	1.0
Amortization of net (gain) loss	13.9	6.9	0.9
Net periodic benefit cost	$ 35.4	$ 9.0	$(3.0)

     The 2003 net periodic benefit cost of $35.4 million includes $15.7 million of Pepco net periodic benefit cost. The 2002 net periodic benefit cost amount of $9.0 million includes $6.1 million of Pepco net periodic benefit cost. The 2001 net periodic benefit cost is for Pepco only.

Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31
	Pension Benefits
	2003	2002
Discount rate	6.25%	6.75%
Rate of compensation increase	4.50%
Pepco		4.00%
Conectiv		4.50%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
	Pension Benefits
	2003	2002
Discount rate	6.75%	7.00%
Expected long-term return on plan assets	8.75%
Pepco		9.00%
Conectiv		9.50%
Rate of compensation increase	4.50%
Pepco		4.00%
Conectiv		4.50%

     In selecting an expected rate of return on plan assets, PHI considers actual historical returns, economic forecasts and the judgment of its investment consultants on expected long-term performance for the types of investments held by the plan. The plan assets consist of equity and fixed income investments. At January 1, 2002, Pepco and Conectiv's individual plan actuarial valuations incorporated different assumptions for the 2002 year net periodic benefit cost determination. At January 1, 2003, PHI decreased its expected return on plan assets from 9.00% (for the former Pepco plan) and 9.50% (for the former Conectiv plan) to 8.75%, primarily as a result of lower long term expectations for fixed income and equity security returns.

Plan Assets
Pepco Holding's pension plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:
217 ___________________________________________________________________________
Asset Category	Plan Assets at December 31 2003 2002		Target Plan Asset Allocation	Minimum/ Maximum
Equity securities	64%	58%	60%	55% - 65%
Debt securities	35%	42%	35%	30% - 50%
Other	1%	0%	5%	0% - 10%
Total	100%	100%	100%

     In developing asset allocation policies for its pension program, PHI examined projections of asset returns and volatility over a long-term horizon. The analysis examined the risk/return tradeoffs of alternative asset classes and asset mixes given long-term historical relationships as well as prospective capital market returns. Through incorporating the results of these projections with its risk posture, as well as considering industry practices, PHI developed its asset mix guidelines. Assets are to be diversified to protect against large investment losses and to reduce the probability of excessive performance volatility. Diversification of assets is to be achieved by allocating monies to various asset classes and investment styles within asset classes, and retaining investment management firm(s) with complementary investment philosophies, styles and approaches. Asset allocation will be structured to minimize downside volatility while maximizing return at an acceptable risk level. Based on the assessment of demographics, actuarial/funding, and business and financial characteristics, PHI believes that its corporate risk posture is slightly below average relative to other pension plans. Consequently, Pepco Holdings believes that a slightly below average equity exposure (i.e., a target equity asset allocation of 60%) is appropriate for the plan.

No Pepco Holdings common stock is included in pension program assets.
Cash Flows
Contributions

     Pepco Holdings, Inc. funding policy with regard to the pension plan is to maintain a funding level in excess of 100% with respect to its accumulated benefit obligation (ABO). PHI's defined benefit plan currently meets the minimum funding requirements of ERISA without any additional funding. In 2003 and 2002 PHI made discretionary tax-deductible cash contributions to the plan of $50.0 million and $35.0 million, respectively. Assuming no changes to the current pension plan assumptions,, PHI projects no funding will be required in 2004; however, PHI may elect to make a discretionary tax-deductible contribution, if required to maintain its assets in excess of its ABO.

Other Post-Retirement Benefits

     In addition to sponsoring non-contributory retirement plans, Pepco Holdings provides certain post-retirement health care and life insurance benefits for eligible retired employees. Pepco Holdings uses a December 31 measurement date for its plans.

     The acquisition of Conectiv by Pepco in August 2002 resulted in purchase accounting requirements that are reflected in the net periodic benefit cost. Under such accounting Conectiv's accrued post-retirement liability was adjusted on August 1, 2002 through consolidation to recognize all previously unrecognized actuarial gains and losses, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No.106. The Conectiv Plan transferred a projected benefit obligation of $320 million and plan assets of $100 million on August 1, 2002.

218 ___________________________________________________________________________

    The changes in benefit obligation and fair value of plan assets are presented in the following table. Plan assets are stated at their market value as of the measurement date, December 31. All dollar amounts in the following tables are in millions of dollars.

	Other Post- Retirement Benefits
	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$472.4	$122.3
Service cost	9.4	7.2
Interest cost	32.9	20.0
Acquisition	-	319.8
Actuarial loss	31.0	22.4
Benefits paid	(33.8)	(19.3)
Benefit Obligation at End of Year	$511.9	$472.4
Change in Plan Assets
Fair value of plan assets at beginning of year	$123.0	$ 18.7
Actual return on plan assets	25.8	(.4)
Company contributions	26.9	20.4
Acquisition	-	100.2
Benefits paid	(30.5)	(15.9)
Fair Value of Plan Assets at End of Year	$145.2	$123.0
Funded status	(366.7)	(349.4)
Unrecognized net actuarial loss (gain)	89.0	82.5
Unrecognized initial net obligation	10.8	12.0
Net amount recognized	$(266.9)	$(254.9)
Amounts recognized in PHI's statement of financial position consist of:
	Other Post Retirement Benefits
	2003	2002
Prepaid benefit cost	$ -	$ -
Accrued benefit cost	(266.9)	(254.9)
Net amount recognized	$(266.9)	$(254.9)
Components of Net Periodic Benefit Cost
	Other Post- Retirement Benefits
	2003	2002	2001
Service cost	$ 9.5	$ 7.2	$ 4.6
Interest cost	32.9	20.0	8.2
Expected return on plan assets	(8.3)	(5.2)	(1.9)
Recognized actuarial loss	8.0	6.1	5.0
Net periodic benefit cost	$42.1	$28.1	$15.9

     The 2003 net periodic benefit cost of $42.1 million includes $18.0 million of Pepco net periodic benefit cost. The 2002 net periodic benefit cost amount of $28.1 million includes $18.4 million of Pepco net periodic benefit cost. The 2001 net periodic benefit cost is for Pepco only.

219 ___________________________________________________________________________
Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31
	Other Post- Retirement Benefits
	2003	2002
Discount rate	6.25%	6.75%
Rate of compensation increase	4.50%
Pepco		4.00%
Conectiv		4.50%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
	Other Post- Retirement Benefits
	2003	2002
Discount rate	6.75%	7.00%
Expected long-term return on plan assets	8.75%
Pepco		9.00%
Conectiv		9.50%
Rate of compensation increase	4.50%
Pepco		4.00%
Conectiv		4.50%

     In selecting an expected rate of return on plan assets, PHI considers actual historical returns, economic forecasts and the judgment of its investment consultants on expected long-term performance for the types of investments held by the plan. The plan assets consist of equity and fixed income investments.

     At January 1, 2002, Pepco and Conectiv's individual plan actuarial valuations incorporated different assumptions for the 2002 year net periodic benefit cost determination. At January 1, 2003, PHI decreased its expected return on plan assets from 9.00% (for the former Pepco plan) and 9.50% (for the former Conectiv plan) to 8.75%, primarily as a result of lower long term expectations for fixed income and equity security returns.

Assumed health care cost trend rates at December 31
	2003	2002
Health care cost trend rate assumed for next year	8%	9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%
Pepco		5.5%
Conectiv		5.0%
Year that the rate reaches the ultimate trend rate	2007	2007

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$ 2.5	$ (2.2)
Effect on post-retirement benefit obligation	24.7	(23.1)
220 ___________________________________________________________________________
Plan Assets
Pepco Holding's post-retirement plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:
	Plan Assets at December 31 2003 2002
Asset Category
Equity securities	63%	62%
Debt securities	37	38
Total	100%	100%
No Pepco Holdings common stock is included in post-retirement program assets.
Cash Flows
Contributions

     Pepco funded the 2003 and 2002 portions of its estimated liability for Pepco post-retirement medical and life insurance costs through the use of an Internal Revenue Code (IRC) 401 (h) account, within Pepco Holdings' pension plan, and an IRC 501 (C) (9) Voluntary Employee Beneficiary Association trust. In 2003, Pepco contributed $4.1 million and, assuming no changes to the current pension plan assumptions, expects to contribute a similar amount in 2004 to the plans.

FASB Staff Position (FSP 106-1) - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)

     On December 8, 2003, the President signed the Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     SFAS No. 106 requires presently enacted changes in relevant laws to be considered in current period measurements of post-retirement benefit costs and the Accumulated Post-Retirement Benefit Obligation (APBO). Therefore, under that guidance, measures of the APBO and net periodic post-retirement benefit costs on or after the date of enactment should reflect the effects of the Act.

     However, due to certain accounting issues raised by the Act that are not explicitly addressed by SFAS No. 106 and uncertainties that may exist as to reliable information available on which to measure the effects of the Act, the FSP allows a plan sponsor to elect to defer recognizing the effects of the Act in the accounting for its plan under SFAS No. 106 and in providing disclosures related to the plan required by FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Post-retirement Benefits, until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events occur.

     Pepco Holdings sponsors post-retirement health care plans that provide prescription drug benefits. Pepco Holdings does not elect the deferral provided by the FSP. The Accumulated Post-Retirement Benefit Obligation (APBO) as of December 31, 2003 has been reduced by $28 million to reflect the effects of the legislation. For the current quarter and all of 2003, the

221 ___________________________________________________________________________

company's net periodic post-retirement benefit expense has not been reduced to reflect the legislation. It is estimated that in future years the annual post-retirement benefit cost will be reduced by approximately $4 million due to effects of the legislation. This reduction includes both the decrease in the cost of future benefits being earned and an amortization of the APBO reduction over the future average working lifetime of the participants, or 13.5 years. The anticipated claims costs expected to be incurred have been adjusted to reflect the cost sharing between Medicare and the company. Participation rates have not been changed. In reflecting this legislation, the company has determined which plans are eligible for Medicare cost sharing by analyzing the terms of each of its plans. It has recognized Medicare cost sharing for a plan only if the company's projected prescription drug coverage is expected to be at least as generous as the expected contribution by Medicare to a prescription drug plan not provided by the company.

     Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require Pepco Holdings to change previously reported information. When issued, the guidance on accounting for the federal subsidy will include transition guidance, as applicable, for entities that elected to defer accounting for the effects of the Act and those that did not.

222 ___________________________________________________________________________

(7) LONG-TERM DEBT
The components of long-term debt are shown below.
		At December 31,
Interest Rate	Maturity	2003	2002
		(Millions of Dollars)
First Mortgage Bonds
5.625%	2003	$-	$50.0
6.50%	2005	100.0	100.0
6.25%	2007	175.0	175.0
6.50%	2008	78.0	78.0
5.875%	2008	50.0	50.0
5.75%	2010	16.0	16.0
4.95%	2013	200.0	-
6.00%	2022	30.0	30.0
6.375%	2023	37.0	37.0
7.25%	2023	-	100.0
6.875%	2023	100.0	100.0
5.375%	2024	42.5	42.5
5.375%	2024	38.3	38.3
6.875%	2024	75.0	75.0
7.375%	2025	75.0	75.0
7.50%	2028	-	40.0
Total First Mortgage Bonds		1,016.8	1,006.8

Medium-Term Notes
7.64%	2007	35.0	35.0
6.25%	2009	50.0	50.0
7.00%	2024	35.0	50.0

Net unamortized discount		(6.4)	(8.3)
Current portion (1)		-	(50.0)
Net Long-Term Debt		$1,130.4	$1,083.5
(1) Included in short-term debt on the accompanying consolidated balance sheets.
The outstanding First Mortgage Bonds are secured by a lien on substantially all of Pepco's property, plant and equipment.

     The aggregate principal amount of long-term debt outstanding at December 31, 2003, that will mature in each of 2004 through 2008 and thereafter is as follows: zero in 2004, $100 million in 2005, zero in 2006, $210 million in 2007, $128 million in 2008, and $698.8 million thereafter.

223 ___________________________________________________________________________

(8) INCOME TAXES
The provision for income taxes, reconciliation of consolidated income tax expense, and components of consolidated deferred tax liabilities (assets) are shown below.
Provision for Income Taxes

	For the Year Ended December 31,
	2003	2002	2001
	(Millions of Dollars)
Current Tax Expense
Federal	$10.7	$(99.3)	$(0.8)
State and local	14.0	(17.7)	11.0

Total Current Tax Expense (Benefit)	24.7	(117.0)	10.2

Deferred Tax Expense
Federal	45.4	163.8	58.0
State and local	1.0	35.5	18.9
Investment tax credits	(2.0)	(2.0)	(3.6)

Total Deferred Tax Expense	44.4	197.3	73.3

Total Income Tax Expense	$69.1	$80.3	$83.5

Reconciliation of Consolidated Income Tax Expense
	For the Year Ended December 31,
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(Millions of Dollars)
Income Before Income Taxes	$173.7		$219.4		$251.9

Income tax at federal statutory rate	$60.8	.35	$76.8	.35	$88.2	.35
Increases (decreases) resulting from
Depreciation	8.2	.05	6.9	.03	3.0	.01
Removal costs	(4.6)	(.03)	(2.4)	(.01)	(3.0)	(.01)
Allowance for funds used during construction	(.2)	-	(.1)	-	0.4	-
State income taxes, net of federal effect	9.8	.06	11.2	.05	19.4	.08
Tax credits	(2.0)	(.01)	(2.4)	(.01)	(3.0)	(.01)
Dividends received deduction	-	-	(1.1)	(.01)	(2.3)	(.01)
Reversal of previously accrued deferred taxes	-	-	-	-	(7.3)	(.03)
Taxes related to divestiture at non-statutory rates	-	-	-	-	6.1	.02
Dutch gas options	-	-	-	-	(14.4)	(.06)
Other	(2.9)	(.02)	(8.6)	(.03)	(3.6)	(.01)

Total Income Tax Expense	$69.1	.40	$80.3	.37	$83.5	.33

224 ___________________________________________________________________________

Components of Consolidated Deferred Tax Liabilities (Assets)
	At December 31,
	2003	2002
	(Millions of Dollars)

Deferred Tax Liabilities (Assets)
Depreciation and other book to tax basis differences	$687.9	$642.3
Pension plan contribution	79.4	72.1
Deferred taxes on amounts to be collected through future rates	19.5	16.7
Deferred investment tax credit	(17.3)	(17.3)
Contributions in aid of construction	(54.6)	(57.2)
Customer sharing	(.4)	(3.7)
Transition costs	(14.3)	(14.3)
Property taxes and other	.9	8.9

Total Deferred Tax Liabilities, Net	701.1	647.5
Deferred tax liabilities included in Other Current Liabilities	56.2	58.1

Total Deferred Tax Liabilities, Net - Non-Current	$644.9	$589.4

     The net deferred tax liability represents the tax effect, at presently enacted tax rates, of temporary differences between the financial statement and tax bases of assets and liabilities. The portion of the net deferred tax liability applicable to Pepco's operations, which has not been reflected in current service rates, represents income taxes recoverable through future rates, net and is recorded as a regulatory asset on the balance sheet. No valuation allowance for deferred tax assets was required or recorded at December 31, 2003 and 2002.

     The Tax Reform Act of 1986 repealed the Investment Tax Credit (ITC) for property placed in service after December 31, 1985, except for certain transition property. ITC previously earned on Pepco's property continues to be normalized over the remaining service lives of the related assets.

     Pepco files a consolidated federal income tax return. Pepco's federal income tax liabilities for all years through 2000 have been determined. Pepco is of the opinion that the final settlement of its federal income tax liabilities for subsequent years will not have a material adverse effect on its financial condition or results of operations.

225 ___________________________________________________________________________

(9) PREFERRED STOCK
The preferred stock amounts outstanding are as follows.
Series	Redemption Price	Shares Outstanding 2003 2002		December 31, 2003 2002
				(Millions of Dollars)
Serial Preferred
$2.44 Series of 1957	$51.00	239,641	239,641	$12.0	$12.0
$2.46 Series of 1958	$51.00	173,892	173,892	8.7	8.7
$2.28 Series of 1965	$51.00	291,759	291,759	14.6	14.6
				$35.3	$35.3
Mandatorily Redeemable Serial Preferred
$3.40 Series of 1992 (1)		900,000	950,000	$45.0	$47.5
(1)

In accordance with the provisions of SFAS No. 150, the mandatorily redeemable serial preferred stock balance at December 31, 2003 is classified as a long-term liability on the accompanying Consolidated Balance Sheets. The shares of the $3.40 (6.80%) Series are subject to mandatory redemption, at par, through the operation of a sinking fund that began redeeming 50,000 shares annually, on September 1, 2002, with the remaining shares to be redeemed on September 1, 2007. The shares were not redeemable prior to September 1, 2002; thereafter, the shares are redeemable at par. The sinking fund requirements through 2006 with respect to the Redeemable Serial Preferred Stock are $2.5 million in 2004, 2005, and 2006. In the event of default with respect to dividends, or sinking fund or other redemption requirements relating to the serial preferred stock, no dividends may be paid, nor any other distribution made, on common stock. Payments of dividends on all series of serial preferred or preference stock, including series that are redeemable, must be made concurrently.

On September 2, 2003, Pepco redeemed $2.5 million or 50,000 shares of its $3.40 Serial Preferred Stock Series of 1992 pursuant to mandatory sinking fund provisions.
226 ___________________________________________________________________________

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values of Pepco's financial instruments at December 31, 2003 and 2002 are shown below.
	At December 31,
	2003		2002
	(Millions of Dollars)

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Liabilities and Capitalization
Long-Term Debt	$1,130.4	$1,206.2	$1,083.5	$1,152.3

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust which holds Solely Parent Junior Subordinated Debentures	$ -	$ -	$ 125.9	$ 126.3
Redeemable Serial Preferred Stock	$ 35.3	$ 26.9	$ 35.3	$ 26.7
Mandatorily Redeemable Serial Preferred Stock	$ 45.0	$ 45.1	$ 47.5	$ 49.4

     The methods and assumptions below were used to estimate, at December 31, 2003 and 2002, the fair value of each class of financial instruments shown above for which it is practicable to estimate that value.

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
(11) COMMITMENTS AND CONTINGENCIES
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. As part of the sale, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries (collectively, Mirant). On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court). Under bankruptcy law, a debtor generally may, with authorization from a bankruptcy court, assume or reject executory contracts. A rejection of an executory contract entitles the counterparty to file a claim as an unsecured creditor against the bankruptcy estate for damages incurred due to the

227 ___________________________________________________________________________
rejection of the contract. In a bankruptcy proceeding, a debtor can normally restructure some or all of its pre-petition liabilities.

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco. However, management currently believes that Pepco has sufficient cash, cash flow and borrowing capacity under their credit facilities and in the capital markets to be able to satisfy the additional cash requirements that are expected to arise due to the Mirant bankruptcy. Accordingly, management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco to fulfill their contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on Pepco's financial condition.

Transition Power Agreements

     As part of the asset purchase and sale agreement for the Pepco generation assets (the Asset Purchase and Sale Agreement), Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the TPAs). Under these agreements, Mirant was obligated to supply Pepco with all of the capacity and energy needed to fulfill its standard offer service obligations in Maryland through June 2004 and its standard offer service obligations in the District of Columbia into January 2005, in each case at rates that were lower than the rates that Pepco charges to its customers. The original rates under the TPAs were less than the prevailing market rates.

     At the time Mirant filed for bankruptcy, the purchase prices for energy and capacity under the TPAs were below the prevailing market rates. To avoid the potential rejection of the TPAs Pepco and Mirant Corporation and its affiliate Mirant Americas Energy Marketing, LP (the Mirant Parties) entered into a settlement agreement, which was approved by the Bankruptcy Court on November 19, 2003 (the Settlement Agreement). Pursuant to the Settlement Agreement, the Mirant Parties have assumed both of the TPAs and the TPAs have been amended, effective October 1, 2003, to increase the purchase price of energy thereunder as described below. The Settlement Agreement also provides that Pepco has an allowed, pre-petition general unsecured claim against each of the Mirant Parties in the amount of $105 million (the Pepco TPA Claim), and has the right to assert the Pepco TPA Claim against other Mirant debtors. On December 15, 2003, Pepco filed Proofs of Claim in the amount of $105 million against the appropriate Mirant debtors.

     In accordance with the Settlement Agreement, the purchase price of energy under the TPAs has increased from $35.50 to $41.90 per megawatt hour during summer months (May 1 through September 30) and from $25.30 to $31.70 per megawatt hour during winter months (October 1 through April 30) under the District of Columbia TPA and has increased from $40.00 to $46.40 per megawatt hour during summer months and from $22.20 to $28.60 per megawatt hour during winter months under the Maryland TPA. Under the amended TPAs, the purchase prices paid by Pepco for capacity in the District of Columbia and Maryland remain $3.50 per megawatt hour and the charge paid by Pepco for certain ancillary services remain $.50 per megawatt hour. The amendments to the TPAs have resulted in an increase in the average purchase price to Pepco for energy from approximately 3.4 cents per kilowatt hour under the original terms of the TPAs to an average purchase price of approximately 4.0 cents per kilowatt hour. The revenues produced by the currently approved tariff rates

228 ___________________________________________________________________________
that Pepco charges its customers for providing standard offer service average approximately 4.1 cents per kilowatt hour.

     Pepco estimates that, as a result of the price increases, it will pay Mirant an additional $105 million for the purchase of energy beginning October 1, 2003 through the remaining terms of the TPAs. These payments will be offset by a reduction of payments by Pepco to customers for the period 2003 through 2006 of approximately $45 million pursuant to the generation procurement credit established pursuant to regulatory settlements entered into in the District of Columbia and Maryland under which Pepco and its customers share any margin between the price paid by Pepco to procure standard offer service and the price paid by customers for standard offer service. As a result, Pepco currently anticipates that it will incur a net additional cash outlay of approximately $60 million due to the amendments of the respective TPAs. The foregoing estimates are based on current service territory load served by competitive suppliers and by standard offer service and does not include financing costs, all of which could be subject to fluctuation.

     The amount, if any, that Pepco will be able to recover from the Mirant bankruptcy estate in respect of the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate. No receivable has been recorded in Pepco's accounting records in respect of the Pepco TPA Claim. Any recovery would be shared with customers pursuant to the generation procurement credit.

Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison (FirstEnergy), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the FirstEnergy PPA). Under an agreement with Panda, entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the Panda PPA). In each case, the purchase price is substantially in excess of current market prices. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated, among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs (the PPA-Related Obligations).

Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due to Pepco in respect of the PPA-Related Obligations (the Mirant Pre-Petition Obligations). The Mirant Pre-Petition Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco has filed Proofs of Claim in the Mirant bankruptcy proceeding in the amount of approximately $26 million to recover this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. The $3 million difference between Mirant's unpaid obligation to Pepco and the $26 million Proofs of Claim filed by Pepco primarily represents a TPA settlement adjustment which is included in the $105 million Proofs of Claim filed by Pepco on December 15, 2003 against the Mirant debtors. In view of this uncertainty, Pepco, in the third quarter of 2003, expensed $14.5

229 ___________________________________________________________________________

million ($8.7 million after-tax) to establish a reserve against the $29 million receivable from Mirant. The amount expensed represents Pepco's estimate of the possible outcome in bankruptcy, although the amount ultimately recoverable could be higher or lower.

Mirant's Attempt to Reject the PPA-Related Obligations

     On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations. Mirant's motion also sought injunctions to prohibit Pepco from initiating, or encouraging any person or entity to initiate, any proceedings before the FERC that seek to require Mirant to perform the PPA-Related Obligations and to prohibit FERC from taking any action to require Mirant to perform the PPA-Related Obligations.

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

     Upon motions filed by Pepco and FERC, on October 9, 2003, the U.S. District Court for the Northern District of Texas (the District Court) withdrew jurisdiction over both the rejection and preliminary injunction proceedings from the Bankruptcy Court. On December 23, 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations. On January 5, 2004 Mirant filed with the U.S. Court of Appeals for the Fifth Circuit (the Circuit Court) a notice of appeal of the District Court's December 23 decision. On January 6, 2004, The Official Committee of Unsecured Creditors of Mirant Corporation (the Creditors Committee) filed with the Circuit Court a separate notice of appeal of the December 23 decision. Also on January 6, 2004, the District Court entered an order dissolving all injunctive relief granted by the Bankruptcy Court in respect of the PPA-Related Obligations, and Mirant and the Creditors Committee each subsequently filed a motion with the Circuit Court for a stay of the dissolution order pending resolution of the appeals, as well as motions to expedite the appeals. On January 23, 2004, the Circuit Court denied Mirant's and the Creditors Committee's motions to expedite the appeal. On January 26, 2004, the Circuit Court denied Mirant's and the Creditors Committee's motions to stay the District Court's Order. Oral argument will be scheduled the week of May 3, 2004.

     Pepco is exercising all available legal remedies and vigorously opposing Mirant's continued attempts to reject the PPA-Related Obligations in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of Mirant's efforts to reject the PPA-Related Obligations is uncertain.

In accordance with the Bankruptcy Court's September 25 order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of
230 ___________________________________________________________________________

the ongoing proceedings. However, if Mirant ultimately is successful in rejecting, and is otherwise permitted to stop performing the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event September 18, 2003, is determined to be the effective date of rejection, as of March 1, 2004, is approximately $51.4 million. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the period July 14, 2003 (the date on which Mirant filed its bankruptcy petition) to September 18, 2003, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.8 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected. If Pepco were required to repay any such amounts for either period, the payment would be expensed at the time the payment is made.

     The following are estimates prepared by Pepco of its additional exposure if Mirant's motion to reject its PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of March 1, 2004, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of March 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 6.1 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 4.5 cents per kilowatt hour, Pepco estimates that it would cost approximately $50 million for the remainder of 2004, and $56 million in 2005, the last year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of March 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 15.6 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 6.9 cents per kilowatt hour, Pepco estimates that it would cost approximately $33 million for the remainder of 2004, $38 million in 2005, and $36 million in 2006 and approximately $35 million to $43 million annually thereafter through the 2021 contract termination date.

231 ___________________________________________________________________________

     The ability of Pepco to recover from the Mirant bankruptcy estate in respect of the Mirant Pre-Petition Obligations and damages if the PPA-Related Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the MPSC and the DCPSC to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered through Pepco's distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. (SMECO) under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating station (the SMECO Agreement). The agreement contemplates a monthly payment to SMECO of approximately $.5 million. Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder. At this time, Mirant continues to make post-petition payments due to SMECO.

Regulatory Matters
Divestiture Cases

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed on July 31, 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's DCPSC approved divestiture settlement that provided for a sharing of any net proceeds from the sale of Pepco's generation-related assets. One of the principal issues in the case is whether Pepco should be required to share with customers, on an approximately 50/50 basis, the excess deferred income taxes (EDIT) and accumulated deferred investment tax credits (ADITC) associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code and its

232 ___________________________________________________________________________

implementing regulations. As of December 31, 2003, the District of Columbia allocated portions of EDIT and ADITC associated with the divested generation assets were, respectively, approximately $6.5 million and $5.8 million, respectively. Other issues in the proceeding deal with the treatment of internal costs and cost allocations as deductions from the gross proceeds of the divestiture.

     Pepco believes that a sharing of EDIT and ADITC would violate the normalization rules. If Pepco were required to share EDIT and ADITC and, as a result, the normalization rules were violated, Pepco would be unable to use accelerated depreciation on District of Columbia allocated or assigned property. Pepco, in addition to sharing with customers an amount equal to approximately 50% of the generation-related ADITC balance, would have to pay to the IRS an amount equal to Pepco's $5.8 million District of Columbia jurisdictional generation-related ADITC balance as well as its District of Columbia jurisdictional transmission and distribution-related ADITC balance as of the later of the date a DCPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the DCPSC order becomes operative. As of December 31, 2003, the District of Columbia jurisdictional transmission and distribution-related ADITC balance was approximately $8 million.

     Pepco believes that its calculation of the District of Columbia customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to make additional gain-sharing payments to D.C. customers, including the payments described above related to EDIT and ADITC. Such additional payments (which, other than the EDIT and ADITC related payments, cannot be estimated) would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on Pepco's and PHI's results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial condition. It is uncertain when the DCPSC will issue a decision.

     Pepco filed its divestiture proceeds plan application in Maryland in April 2001. Reply briefs were filed in May 2002. The principal issue in the Maryland case is the same EDIT and ADITC sharing issue that was raised in the D.C. case. As of December 31, 2003, the Maryland allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $9.1 million and $10.4 million, respectively. Other issues deal with the treatment of certain costs as deductions from the gross proceeds of the divestiture. On November 21, 2003, the Hearing Examiner in the Maryland proceeding issued a proposed order that concluded that Pepco's Maryland divestiture settlement agreement provided for a sharing between Pepco and customers of the EDIT and ADITC associated with the sold assets. Pepco believes that such a sharing would violate the normalization rules and would result in Pepco's inability to use accelerated depreciation on Maryland allocated or assigned property. If the proposed order is affirmed, Pepco would have to share with its Maryland customers, on an approximately 50/50 basis, the Maryland allocated portion of the generation-related EDIT, i.e., $9.1 million, and the generation-related ADITC. If such sharing were to violate the normalization rules, Pepco, in addition to sharing with customers an amount equal to approximately 50% of the generation-related ADITC balance, would be unable to use accelerated depreciation on Maryland allocated or assigned property. Furthermore, Pepco would have to pay to the IRS an amount equal to Pepco's $10.4 million Maryland jurisdictional generation-related ADITC balance, as well as its Maryland retail jurisdictional ADITC transmission and distribution-related balance as of the later of the date a MPSC order is issued and all rights to appeal have been exhausted or lapsed,

233 ___________________________________________________________________________

or the date the MPSC order becomes operative. As of December 31, 2003, the Maryland retail jurisdictional transmission and distribution-related ADITC balance was approximately $12 million. The Hearing Examiner decided all other issues in favor of Pepco, except that only one-half of the severance payments that Pepco included in its calculation of corporate reorganization costs should be deducted from the sales proceeds before sharing of the net gain between Pepco and customers.

     Under Maryland law, if the proposed order is appealed to the MPSC, the proposed order is not a final, binding order of the MPSC and further action by the MPSC is required with respect to this matter. Pepco has appealed the Hearing Examiner's decision on the treatment of EDIT and ADITC and corporate reorganization costs to the MPSC. Pepco cannot predict what the outcome of the appeal will be or when the appeal might be decided. Pepco believes that its calculation of the Maryland customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to share with its customers approximately 50% of the EDIT and ADITC balances described above and make additional gain-sharing payments related to the disallowed severance payments. Such additional payments would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial condition.

General Litigation
Asbestos

     During 1993, Pepco was served with Amended Complaints filed in the state Circuit Courts of Prince George's County, Baltimore City and Baltimore County, Maryland in separate ongoing, consolidated proceedings known as "In re: Personal Injury Asbestos Case." Pepco and other corporate entities were brought into these cases on a theory of premises liability. Under this theory, plaintiffs argue that Pepco was negligent in not providing a safe work environment for employees or its contractors, who allegedly were exposed to asbestos while working on Pepco's property. Initially, a total of approximately 448 individual plaintiffs added Pepco to their complaints. While the pleadings are not entirely clear, it appears that each plaintiff sought $2 million in compensatory damages and $4 million in punitive damages from each defendant.

     Since the initial filings in 1993, additional individual suits have been filed against Pepco, and significant numbers of cases have been dismissed. As a result of two motions to dismiss, numerous hearings and meetings and one motion for summary judgment, Pepco has had approximately 400 of these cases successfully dismissed with prejudice, either voluntarily or by the court. Of the approximately 250 remaining asbestos cases pending against Pepco, approximately 85 cases were filed after December 19, 2000, and were tendered to Mirant for defense and indemnification pursuant to the terms of the Asset Purchase and Sale Agreement.

     While the aggregate amount of monetary damages sought in the remaining suits exceeds $400 million, Pepco believes the amounts claimed by current plaintiffs are greatly exaggerated. The amount of total liability, if any, and any related insurance recovery cannot be precisely determined at this time; however, based on information and relevant circumstances known at this time, Pepco does not believe these suits will have a material adverse effect on its financial condition. However, if an unfavorable decision were rendered

234 ___________________________________________________________________________
against Pepco, it could have a material adverse effect on Pepco's and PHI's results of operations.
Environmental Matters and Litigation

     Pepco is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. Pepco may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices.

     In October 1995, Pepco received notice from EPA that it, along with several hundred other companies, might be a potentially responsible party (PRP) in connection with the Spectron Superfund Site in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling and processing facility from 1961 to 1988.

     In August 2001, Pepco entered into a Consent Decree for de minimis parties with EPA to resolve its liability at this site. Under the terms of the consent decree, which was approved by the U.S. District Court for the District of Maryland on March 31, 2003, Pepco made de minimis payments to the United States and a group of PRPs. In return, those parties agreed not to sue Pepco for past and future costs of remediation at the site and the United States will also provide protection against third-party claims for contributions related to response actions at the site. The Consent Decree does not cover any damages to natural resources. However, Pepco believes that any liability that it might incur due to natural resource damage at this site would not have a material adverse effect on its financial condition or results of operations.

     In the early 1970s, Pepco sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, Pepco was notified by EPA that it, along with a number of other utilities and non-utilities, was a PRPs in connection with the PCB contamination at the site.

     In October 1994, a Remedial Investigation/Feasibility Study (RI/FS) including a number of possible remedies was submitted to the EPA. In December 1997, the EPA issued a decision that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million. In June 1998, the EPA issued a unilateral administrative order to Pepco and 12 other PRPs to conduct the design and actions called for in its decision. On May 12, 2003, two of the potentially liable owner/operator entities filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On October 2, 2003, the Bankruptcy Court confirmed a Reorganization Plan that incorporates the terms of a settlement among the debtors, the United States and a group of utility PRPs including Pepco. Under the settlement, the reorganized entity/site owner will pay a total of $13.25 million to remediate the site.

     As of December 31, 2003, Pepco had accrued $1.7 million to meet its share of the costs assigned to PRPs under these EPA rulings. At the present time, it is not possible to estimate the total extent of EPA's administrative and oversight costs or the expense associated with a site remedy ultimately acceptable to EPA. However, Pepco believes that its liability at this site will not have a material adverse effect on its financial condition or results of operations.

235 ___________________________________________________________________________

(12) QUARTERLY FINANCIAL SUMMARY (UNAUDITED)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(Millions of Dollars, except Per Share Data)
2003
Total Operating Revenue	$333.4	370.1	518.4	326.1	1,548.0
Total Operating Expenses	$278.4	307.1	404.3	299.3	1,289.1
Operating Income	$55.0	63.0	114.1	26.8	258.9
Other Expenses	$(20.1)	(18.9)	(19.3)	(22.3)	(80.6)
Distributions on Preferred Securities of Subsidiary Trust	$2.3	2.3	-	-	4.6
Income Before Income Tax Expense	$32.6	41.8	94.8	4.5	173.7
Income Tax Expense	$12.6	17.2	38.7	0.6	69.1
Net Income	$20.0	24.6	56.1	3.9	104.6
Dividends on Preferred Stock	$1.2	1.3	0.4	0.4	3.3
Earnings Available for Common Stock	$18.8	23.3	55.7	3.5	101.3
2002
Total Operating Revenue	$489.2	581.2	607.6	310.4	1,988.0
Total Operating Expenses	$426.3	481.8	468.2	286.7	1,663.1
Operating Income	$62.9	99.4	139.4	23.7	324.9
Other Expenses	$(24.9)	(25.0)	(21.4)	(25.4)	(96.3)
Distributions on Preferred Securities of Subsidiary Trust	$2.3	2.3	2.3	2.3	9.2
Income Before Income Tax Expense	$35.7	72.1	115.7	(4.0)	219.4
Income Tax Expense	$11.1	25.1	46.4	(2.3)	80.3
Net Income	$24.6	47.0	69.3	(1.7)	139.1
Dividends on Preferred Stock	$1.3	1.3	1.3	1.2	5.0
Earnings (Loss) Available for Common Stock	$23.3	45.7	68.0	(2.9)	134.1
Basic Earnings Per Share of Common Stock	$.22	.43	-	-	-
Diluted Earnings Per Share of Common Stock	$.22	.43	-	-	-
Cash Dividends Per Common Share	$.25	.25	-	-	-
NOTES:	As a result of the merger transaction that was completed on August 1, 2002, certain quarterly amounts presented herein are not comparable.

Pepco's pre-merger subsidiaries' sales of electric energy are seasonal and, accordingly, comparisons by quarter within a year are not meaningful. The totals of the four quarterly basic earnings per common share and diluted earnings per common share may not equal the basic earnings per common share and diluted earnings per common share for the year due to changes in the number of common shares outstanding during the year and, with respect to the diluted earnings per common share, changes in the amount of dilutive securities.

236 ___________________________________________________________________________
THIS PAGE LEFT INTENTIONALLY BLANK.
237 ___________________________________________________________________________

Report of Independent Auditors
To the Board of Directors of Delmarva Power & Light Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive earnings, shareholder's equity and cash flows present fairly, in all material respects, the financial position of Delmarva Power & Light Company (a wholly owned subsidiary of Pepco Holdings, Inc.) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for financial instruments with characteristics of both liabilities and equity as of July 1, 2003.

PricewaterhouseCoopers LLP Philadelphia, Pennsylvania February 26, 2004
238 ___________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF EARNINGS

For the Year Ended December 31,	2003	2002	2001
(Millions of Dollars)
Operating Revenue
Electric	$1,050.0	$1,039.8	$1,059.1
Gas	191.0	178.1	230.6
Other	12.7	11.1	22.1
Total Operating Revenue	1,253.7	1,229.0	1,311.8
Operating Expenses
Fuel and purchased energy	699.5	677.0	646.9
Gas purchased	132.3	124.9	178.7
Other services' cost of sales	12.4	10.3	20.5
Other operation and maintenance	174.5	178.7	162.3
Merger-related costs	-	9.7	-
Depreciation and amortization	73.7	82.1	95.3
Other taxes	35.9	35.5	34.4
Gains on sales of assets	-	(11.6)	(221.3)
Total Operating Expenses	1,128.3	1,106.6	916.8
Operating Income	125.4	122.4	395.0
Other Income (Expenses)
Interest and dividend income	0.8	4.9	13.5
Interest expense	(37.0)	(43.5)	(67.3)
Other income	3.2	5.6	5.7
Other expenses	-	(0.3)	(0.7)
Total Other Expenses	(33.0)	(33.3)	(48.8)

Distributions on Preferred Securities of Subsidiary Trust	2.8	5.7	5.7

Income Before Income Tax Expense	89.6	83.4	340.5
Income Taxes	36.4	33.7	139.9

Net Income	53.2	49.7	200.6

Dividends on Preferred Stock	1.0	1.7	3.7

Earnings Available for Common Stock	$ 52.2	$ 48.0	$ 196.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.
239 ___________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS
	December 31, 2003	December 31, 2002
ASSETS
(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 4.9	$ 109.7
Accounts receivable, less allowance for uncollectible accounts of $10.1 million and $14.2 million	163.2	168.7
Fuel, materials and supplies - at average cost	34.2	25.4
Prepaid expenses and other	14.4	15.6
Total Current Assets	216.7	319.4
INVESTMENTS AND OTHER ASSETS
Goodwill	48.5	48.5
Regulatory assets	150.3	146.1
Prepaid pension costs	195.4	192.8
Other	33.5	27.9
Total Investments and Other Assets	427.7	415.3
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,195.0	2,120.5
Accumulated depreciation	(687.0)	(650.8)
Net Property, Plant and Equipment	1,508.0	1,469.7
TOTAL ASSETS	$2,152.4	$2,204.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.
240 ___________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY	December 31, 2003	December 31, 2002
(Millions of Dollars, except share data)
CURRENT LIABILITIES
Short-term debt	$ 174.4	$ 192.0
Accounts payable and accrued liabilities	52.7	66.3
Accounts payable due to associated companies	36.9	17.5
Capital lease obligations due within one year	.2	.2
Interest and taxes accrued	23.0	48.3
Other	56.7	61.8
Total Current Liabilities	343.9	386.1
DEFERRED CREDITS
Regulatory liabilities	219.9	220.0
Income taxes	397.3	364.3
Investment tax credits	12.6	13.6
Above-market purchased energy contracts and other electric restructuring liabilities	42.7	53.0
Other	18.1	14.7
Total Deferred Credits	690.6	665.6

LONG-TERM LIABILITIES
Long-term debt	442.7	482.6
Debentures issued to Financing Trust	72.2	-
Capital lease obligations	.4	.6
Total Long-Term Liabilities	515.3	483.2
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	-	70.0

REDEEMABLE SERIAL PREFERRED STOCK	21.7	21.7
SHAREHOLDER'S EQUITY
Common stock, $2.25 par value, authorized 1,000,000 shares - issued 1,000 shares	-	-
Premium on stock and other capital contributions	223.5	223.5
Capital stock expense	(10.0)	(10.1)
Retained income	367.4	364.4
Total Shareholder's Equity	580.9	577.8

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,152.4	$2,204.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.
241 ___________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31,	2003	2002	2001
(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 53.2	$ 49.7	$200.6
Adjustments to reconcile net income to net cash from (used by) operating activities:
Depreciation and amortization	73.7	82.1	95.3
Gain on divestiture of generation assets	-	(11.6)	(221.2)
Deferred income taxes	28.3	67.8	(46.3)
Investment tax credit adjustments, net	(1.0)	(0.9)	(6.0)
Pension expense credit	-	(10.2)	(18.6)
Changes in:
Accounts receivable	5.6	18.1	107.9
Fuel, materials and supplies	(8.8)	4.6	(11.3)
Accounts payable and accrued liabilities	65.1	(11.4)	(82.0)
Taxes accrued	(22.6)	(51.8)	92.4
Energy trading contracts	(14.4)	(15.6)	(18.8)
Prepaid expenses and other	(0.1)	(1.4)	(10.2)
Deferred energy supply costs	(14.4)	34.3	(12.2)
Interest accrued	(3.3)	(2.8)	(8.2)
Other deferred charges	5.6	6.7	(.6)
Net Cash From Operating Activities	166.9	157.6	60.8
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(98.7)	(82.5)	(85.6)
Proceeds from/changes in:
Divestiture of generation assets	-	10.0	528.2
Sale of other assets	-	0.8	8.5
Net other investing activities	0.2	0.2	1.1
Net Cash (Used By) From Investing Activities	(98.5)	(71.5)	452.2
FINANCING ACTIVITIES
Common dividends paid	(49.1)	(62.8)	(80.7)
Preferred dividends paid	(1.0)	(1.7)	(3.7)
Redemption of preferred stock	-	(7.9)	(60.1)
Long-term debt issued	33.2	46.0	59.0
Long-term debt redeemed	(153.4)	(121.5)	(329.9)
Principal portion of capital lease payments	(0.1)	(0.1)	(0.1)
Costs of issuances and refinancings	(2.8)	(3.3)	(17.2)
Net Cash Used By Financing Activities	(173.2)	(151.3)	(432.7)

Net Change In Cash and Cash Equivalents	(104.8)	(65.2)	80.3
Cash and Cash Equivalents at Beginning of Year	109.7	174.9	94.6
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 4.9	$109.7	$174.9
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) for interest (net of capitalized interest of $0.3 million, $0.6 million, and $0.7 million) and income taxes:
Interest	$ 37.1	$ 39.3	$ 67.9
Income taxes	$ 22.1	$ 11.9	$111.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.
242 ___________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock		Premium on Stock	Capital Stock Expense	Retained Income
	Shares	Par Value
(Dollar Amounts in Millions)

BALANCE, DECEMBER 31, 2000	1,000	$--	$223.8	$(11.2)	$257.9
Net Income				-	200.6
Dividends:
Preferred stock				-	(3.7)
Common stock				-	(89.1)
Repurchase and retirement of preferred stock			(0.3)	1.1	(0.8)

BALANCE, DECEMBER 31, 2001	1,000	--	$223.5	$(10.1)	$364.9
Net Income				-	49.7
Dividends:
Preferred stock				-	(1.7)
Common stock				-	(48.5)

BALANCE, DECEMBER 31, 2002	1,000	$--	$223.5	$(10.1)	$364.4
Net Income				-	53.2
Dividends:
Preferred stock				-	(1.0)
Common stock				-	(49.1)
Redemption of preferred stock				0.1	(0.1)
BALANCE, DECEMBER 31, 2003	1,000	$--	$223.5	$(10.0)	$367.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.
243 ___________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DELMARVA POWER & LIGHT COMPANY
(1) ORGANIZATION

     DPL is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia and provides gas distribution service in northern Delaware. DPL was incorporated in Delaware in 1909 and became a domestic Virginia corporation in 1979. DPL's electricity distribution service territory covers approximately 6,000 square miles and has a population of approximately 1.25 million. DPL's natural gas distribution service territory covers approximately 275 square miles and has a population of approximately 523,000. On August 1, 2002 Pepco completed its acquisition of Conectiv, at which time Pepco and Conectiv became wholly owned subsidiaries of Pepco Holdings, Inc. (Pepco Holdings or PHI). DPL continues as a wholly owned subsidiary of Conectiv. PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA)and is subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA. PHI was incorporated in Delaware on February 9, 2001, for the purpose of effecting the acquisition of Conectiv by Pepco.

     Under a settlement approved by the MPSC, DPL is required to provide standard offer service to non-residential customers in Maryland until May 2004 and to residential customers in Maryland until July 2004. Under a settlement approved by the DPSC, DPL is required to provide default electricity supply, known as "provider of last resort" or "POLR" supply, to customers in Delaware until May 2006. Under a settlement approved by the VSCC, DPL is currently providing, and expects to continue to provide, POLR supply to customers in Virginia until July 2007. However, the VSCC could terminate DPL's obligation to provide POLR supply for some or all Virginia customer classes prior to July 2007 if it finds that an effectively competitive market exists. DPL is paid for SOS and POLR supply at rates established in the respective regulatory settlements. DPL is paid tariff delivery rates approved by the applicable state commission for the electricity that it delivers over its distribution facilities to SOS and POLR customers and to users in its service territory who have selected a competitive energy supplier.

     DPL obtains all of the energy and capacity needed to fulfill its fixed-rate SOS and POLR obligations under a supply agreement with a subsidiary of Conectiv Energy Holding Company (for a discussion of Conectiv Energy Holding Company's business, see the Competitive Energy section, below) that has a term that coincides with DPL's obligations to provide POLR and SOS supply. The price that DPL pays Conectiv Energy for power purchased under the supply agreement is equal to the rates that DPL charges its SOS and DPL customers. Thus, DPL does not make any profit or incur any loss on the supply component of the SOS and POLR power that it delivers.

     DPL also provides regulated natural gas supply and distribution to customers in its gas service territory. Large and medium volume commercial and industrial gas customers may purchase gas either from DPL or from other suppliers. Customers that purchase gas from other suppliers use DPL's transmission and distribution facilities to transport the gas to their premises, for which they pay DPL a rate approved by the DPSC. DPL purchases gas supplies for sale to customers from marketers and producers through a combination of next day delivery arrangements and long-term agreements.

244 ___________________________________________________________________________
(2) ACQUISITION OF CONECTIV BY PEPCO HOLDINGS

     On August 1, 2002, Conectiv was acquired by Potomac Electric Power Company (Pepco) in a transaction pursuant to an Agreement and Plan of Merger (the Conectiv/Pepco Merger Agreement), dated as of February 9, 2001, among Pepco Holdings, Conectiv, and Pepco, in which Pepco and Conectiv merged with subsidiaries of Pepco Holdings (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Conectiv and Pepco and their respective subsidiaries (including DPL) each became subsidiaries of Pepco Holdings. DPL continues as a wholly-owned, direct subsidiary of Conectiv. The Maryland Public Service Commission (MPSC) and the Delaware Public Service Commission (DPSC) issued orders on April 11 and 16, 2002, respectively, approving the Conectiv/Pepco Merger. The orders issued by the DPSC and MPSC require approximately $1.5 million of contributions to certain funds.

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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy

     The accompanying consolidated financial statements include the accounts of DPL and its wholly owned subsidiaries. All intercompany balances and transactions between subsidiaries have been eliminated. DPL uses the equity method to report investments, corporate joint ventures, partnerships, and affiliated companies where it holds a 20% to 50% voting interest and cannot exercise control over the operations and policies of the investment. Under the equity method, DPL records its interest in the entity as an investment in the accompanying Consolidated Balance Sheets, and its percentage share of the entity's earnings are recorded in the accompanying Consolidated Statements of Income.

     In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) issued in January 2003, with a revised interpretation issued in December 2003, FASB Interpretation No. 46-R "Consolidation of Variable Interest Entities" (FIN 46R), DPL deconsolidated its trust preferred securities that had previously been consolidated. FIN 46 and FIN 46R address conditions when an entity should be consolidated based upon variable interests rather than voting interests. For additional information regarding the impact of implementing FIN 46 and FIN 46R, refer to the "New Accounting Standards Adopted" section later in this Note to the consolidated financial statements.

Reclassifications
Certain prior year amounts have been reclassified in order to conform with current year presentations.
245 ___________________________________________________________________________
Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of significant estimates used by DPL include the calculation of future cash flows and fair value amounts for use in asset impairment evaluations, fair value calculations (based on estimating market pricing) associated with derivative instruments, pension assumptions, and judgment involved with assessing the probability of recovery of regulatory assets. Although DPL believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Regulation of Power Delivery Operations

     Certain aspects of DPL's utility businesses are subject to regulation by DPSC and MPSC, and the Virginia State Corporation Commission (VSCC), and its wholesale operations are subject to regulation by the Federal Energy Regulatory Commission (FERC).

     Based on the regulatory framework in which it has operated, DPL has historically applied, and in connection with its transmission and distribution business continues to apply, the provisions of Statement of Financial Accounting Standards No. 71 (SFAS No. 71) "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 allows regulated entities, in appropriate circumstances, to establish regulatory assets and to defer the income statement impact of certain costs that are expected to be recovered in future rates. Management's assessment of the probability of recovery of regulatory assets requires judgment and interpretation of laws, regulatory commission orders, and other factors. Should existing facts or circumstances change in the future to indicate that a regulatory asset is not probable of recovery, then the regulatory asset would be charged to earnings.

The components of DPL's regulatory asset balances at December 31, 2003 and 2002, are as follows:
	December 31, 2003	December 31, 2002
	(Millions of Dollars)
Recoverable stranded costs	$ -	$ 2.3
Deferred energy supply costs	7.3	1.9
Deferred recoverable income taxes	104.3	101.4
Deferred debt extinguishment costs	18.0	19.0
Unrecovered purchased power contracts	12.2	14.6
Other	8.5	6.9
Total Regulatory Assets	$ 150.3	$ 146.1
The components of DPL's regulatory liability balances at December 31, 2003 and 2002, are as follows:
246 ___________________________________________________________________________
	December 31, 2003	December 31, 2002
	(Millions of Dollars)
Deferred income taxes due to customers	$ 36.4	$ 36.9
Removal costs	181.5	173.2
Other	2.0	9.9
Total Regulatory Liabilities	$219.9	$220.0

     Recoverable Stranded Costs: Represents remaining amounts to be collected from regulated delivery customers for stranded costs which resulted from deregulation of the electricity supply business in 1999.

Deferred Energy Supply Costs: Represents deferred costs relating to the provision of BGS and other restructuring related costs incurred by ACE and DPL.

     Deferred Recoverable Income Taxes: Represents deferred income tax assets recognized from the normalization of flow through items as a result of amounts charged to customers. As temporary differences between the financial statement and tax bases of assets reverse, deferred recoverable income taxes are amortized.

     Deferred Debt Extinguishment Costs: Debt extinguishment costs for which recovery through regulated utility rates is probable are deferred and subsequently amortized to interest expense during the rate recovery period.

     Unrecovered Purchased Power Costs: Recovery of Conowingo Power Company's (COPCO) deferred regulatory asset relating to an approved rate phase-in prior to DPL's acquisition of COPCO. This asset was approved by Maryland for recovery subsequent to the DPL acquisition of COPCO.

Deferred Income Taxes Due to Customers: Represents the portion of deferred income tax liabilities applicable to DPL's utility operations that has not been reflected in current customer rates.
Removal Costs: Represents DPL's asset retirement obligation which in accordance with SFAS No. 143 was reclassified from accumulated depreciation to a regulatory liability.
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
Income Taxes
DPL, as an indirect subsidiary of Pepco Holdings, is included in the consolidated federal income tax return of PHI. Federal income taxes are
247 ___________________________________________________________________________
allocated to DPL based upon the taxable income or loss, determined on a separate return basis.

     The Consolidated Financial Statements include current and deferred income taxes. Current income taxes represent the amounts of tax expected to be reported on DPL's state income tax returns and the amount of federal income tax allocated from Pepco Holdings. Deferred income taxes are discussed below.

     Deferred income tax assets and liabilities represent the tax effects of temporary differences between the financial statement and tax bases of existing assets and liabilities and are measured using presently enacted tax rates. The portion of DPL's deferred tax liability applicable to its utility operations that has not been recovered from utility customers represents income taxes recoverable in the future and is included in "regulatory assets" on the Consolidated Balance Sheets. For additional information, see the discussion under "Regulation of Power Delivery Operations," shown above.

Deferred income tax expense generally represents the net change during the reporting period in the net deferred tax liability and deferred recoverable income taxes.

     Investment tax credits from utility plant purchased in prior years are reported on the Consolidated Balance Sheets as "Investment tax credits." These investment tax credits are being amortized to income over the useful lives of the related utility plant.

Accounting for Derivatives

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

Other Non-Current Assets
The other assets balance principally consists of real estate under development, equity and other investments, and deferred compensation trust assets.
248 ___________________________________________________________________________
Other Current Liabilities
The other current liability balance principally consists of customer deposits, accrued vacation liability, and the current portion of deferred income taxes.
Other Deferred Credits
The other deferred credits balance principally consists of miscellaneous deferred liabilities.
Accounts Receivable and Allowance for Uncollectible Accounts

     DPL's accounts receivable balances primarily consist of customer accounts receivable, other accounts receivable, and accrued unbilled revenue. Accrued unbilled revenue represents revenue earned in the current period but not billed to the customer until a future date, usually within one month. The Company uses the allowance method to account for uncollectible accounts receivable.

Capitalized Interest and Allowance for Funds Used During Construction

     In accordance with the provisions of SFAS No. 34, "Capitalization of Interest Cost," the cost of financing the construction of DPL's electric generating plants is capitalized. Other non-utility construction projects also include financing costs in accordance with SFAS No. 34. The cost of additions to, and replacements or betterments of, retirement units of property and plant is capitalized. Such costs include material, labor, the capitalization of an Allowance for Funds Used During Construction (AFUDC) and applicable indirect costs, including engineering, supervision, payroll taxes and employee benefits.

Amortization of Debt Issuance and Reacquisition Costs

     The amortization of debt discount, premium, and expense, including deferred debt extinguishment costs associated with the regulated electric and gas transmission and distribution businesses, is included in interest expense.

Classification Items

     DPL recorded AFUDC for borrowed funds of $.3 million, $.6 million, and $.7 million for the years ended December 31, 2003, 2002, and 2001, respectively. These amounts are recorded as a reduction of "interest expense" in the accompanying consolidated statements of earnings.

     DPL recorded amounts for AFUDC equity income of $.5 million, $.9 million and $.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The amounts are included in the "other income" caption of the accompanying consolidated statements of earnings.

     DPL recorded amounts for unbilled revenue of $57.8 million and $49.7 million as of December 31, 2003 and 2002, respectively. These amounts are included in the "accounts receivable" line item in the accompanying consolidated balance sheets.

249 ___________________________________________________________________________
Accounting for Goodwill

     Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. The accounting for goodwill is governed by SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment.

Goodwill Impairment Evaluation

     The provisions of SFAS No. 142 require the evaluation of goodwill for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. Examples of such events and circumstances include an adverse action or assessment by a regulator, a significant adverse change in legal factors or in the business climate, and unanticipated competition. SFAS No. 142 indicates that if the fair value of a reporting unit is less than its carrying value, including goodwill, an impairment charge may be necessary. During 2003 DPL tested its goodwill for impairment as of July 1, 2003 in connection with the Pepco Holdings' goodwill impairment testing process. This testing concluded that none of DPL's goodwill balance was impaired.

Long Lived Asset Impairment Evaluation

     DPL is required to evaluate certain assets that have long lives (for example, generating property and equipment and real estate) to determine if they are impaired when certain conditions exist. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," provides the accounting for impairments of long-lived assets and indicates that companies are required to test long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Examples of such events or changes include a significant decrease in the market price of a long-lived asset or if there is a significant adverse change in the manner an asset is being used or its physical condition.

     For long-lived assets that are expected to be held and used, SFAS No. 144 requires that an impairment loss shall only be recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. For long-lived assets that can be classified as assets to be disposed of by sale under
SFAS No. 144, an impairment loss shall be recognized to the extent their carrying amount exceeds their fair value, including costs to sell.

Pension and Other Post Retirement Plans

     Pepco Holdings sponsors a qualified noncontributory retirement plan (the Retirement Plan) that covers substantially all employees of Potomac Electric Power Company (Pepco), Delmarva Power & Light (DPL), Atlantic City Electric Company (ACE) and certain employees of other Pepco Holdings' subsidiaries. Following the consummation of the acquisition of Conectiv by Pepco on August 1, 2002, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Retirement Plan on December 31, 2002. The provisions and benefits of the merged Retirement Plan for Pepco employees are identical to those of the original Pepco plan and for DPL and ACE employees the provisions and benefits are identical to the original

250 ___________________________________________________________________________

Conectiv plan. Pepco Holdings also provides supplemental retirement benefits to certain eligible executive and key employees through nonqualified retirement plans. In addition to sponsoring non-contributory retirement plans, Pepco Holding provides certain post-retirement health care and life insurance benefits for eligible retired employees.

     The Company accounts for the Retirement Plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and its other post retirement benefits in accordance with SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." DPL's financial statement disclosures were prepared in accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits."

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. The carrying value of property, plant and equipment is evaluated for impairment whenever circumstances indicate the carrying value of those assets may not be recoverable under the provisions of SFAS No. 144. Upon retirement, the cost of regulated property, net of salvage, is charged to accumulated depreciation. For additional information regarding the treatment of removal obligations, refer to the "Asset Retirement Obligations" section included in this Note to the consolidated financial statements.

     The annual provision for depreciation on electric and gas property, plant and equipment is computed on the straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation is charged with the cost of depreciable property retired, including removal costs less salvage and other recoveries. The relationship of the annual provision for depreciation for financial accounting purposes to average depreciable property was 3.1% for 2003, 3.2% for 2002, and 3.4% for 2001. Property, plant and equipment other than electric and gas facilities is generally depreciated on a straight-line basis over the useful lives of the assets.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, money market funds, and commercial paper with original maturities of three months or less. Additionally, investments in PHI's "money pool," which PHI and certain of its subsidiaries may invest in are considered cash equivalents.

Asset Retirement Obligations

     DPL adopted Financial Accounting Standards Board (FASB) Statement No. 143 entitled "Accounting for Asset Retirement Obligations," (SFAS No. 143) on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. Based on the implementation of SFAS No. 143, at December 31, 2003 and 2002, $181.5 million and $173.2 million in asset removal costs have been reclassified from accumulated depreciation to a regulatory liability in the accompanying Consolidated Balance Sheets.

251 ___________________________________________________________________________
NEW ACCOUNTING STANDARDS
New Accounting Standards Adopted
SFAS No. 143

     DPL adopted Financial Accounting Standards Board (FASB) Statement No. 143 entitled "Accounting for Asset Retirement Obligations" (SFAS No. 143) on January 1, 2003. This Statement establishes the accounting and reporting standards for measuring and recording asset retirement obligations. Based on the implementation of SFAS No. 143, $181.5 million and $173.2 million in asset removal costs have been reclassified from accumulated depreciation to a regulatory liability in the accompanying Consolidated Balance Sheets.

SFAS 150

     Effective July 1, 2003 DPL implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). This Statement established standards for how an issuer classifies and measures in its Consolidated Balance Sheet certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in SPL's reclassification (initially as of September 30, 2003) of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" (TOPrS) on its Consolidated Balance Sheet to a long term liability classification. Additionally, in accordance with the provisions of SFAS No. 150, dividends on the TOPrS declared subsequent to the July 1, 2003 implementation of SFAS No. 150, are recorded as interest expense in DPL's Consolidated Statement of Earnings for the year ended December 31, 2003. In accordance with the transition provisions of SFAS No. 150, prior period amounts were not reclassified on either the consolidated balance sheet or consolidated statement of earnings.

     Effective with the December 31, 2003 implementation of FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46), DPL's TOPrS were deconsolidated and therefore not included in its Consolidated Balance Sheet at December 31, 2003. Additionally, based on the provisions of FIN 46 DPL recorded its investments in its TOPrS trusts and its Debentures issued to the trusts on its Consolidated Balance Sheet at December 31, 2003 (these items were previously eliminated in consolidation). For additional information regarding DPL's implementation of FIN 46 refer to the "FIN 46" implementation section below.

     In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS No. 150 to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS No. 150. The deferral is limited to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries. DPL does not have an interest in any such applicable entities as of December 31, 2003, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities."

FIN 45

     DPL and its subsidiaries applied the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), commencing

252 ___________________________________________________________________________

in 2003 to their agreements that contain guarantee and indemnification clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligation it assumes under certain guarantees issued or modified after December 31,
2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of December 31, 2003, DPL and its subsidiaries did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its consolidated balance sheets.

FIN 46

     In January 2003 FIN 46 was issued. FIN 46 was revised and superseded by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R) which clarified some of the provisions of FIN 46 and exempted certain entities from its requirements.

     FIN 46R requires the application of either FIN 46 or FIN 46R by "Public Entities" to all Special Purpose Entities, as defined in FIN 46R (SPEs), created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003 (DPL's year end 2003 financial statements). All entities created after January 31, 2003 by Public Entities were already required to be analyzed under FIN 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R will be applicable to all non-SPEs created prior to February 1, 2003 by public entities that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004 (DPL's first quarter ended March 31, 2004 financial statements).

     DPL has wholly owned financing subsidiary trusts that have common and preferred trust securities outstanding and hold Junior Subordinated Debentures (the Debentures) issued by DPL. DPL owns all of the common securities of the trusts, which constitute approximately 3% of the liquidation amount of all of the trust securities issued by the trusts. The trusts use interest payments received on the Debentures, which are the trusts' only assets, to make cash distributions on the trust securities. The obligations of DPL pursuant to the Debentures and guarantees of distributions with respect to the trusts' securities, to the extent the trusts have funds available therefore, constitute full and unconditional guarantees of the obligations of the trusts under the trust securities the trusts have issued. The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2028. The Debentures are subject to redemption, in whole or in part, at the option of DPL, as applicable, at 100% of their principal amount plus accrued interest.

     In accordance with the provisions of FIN 46, and as a result of the deconsolidation of the trusts from PHI's financial statements, DPL's Debentures held by the trusts and DPL's investments in the trusts are included in DPL's Consolidated Balance Sheet as of December 31, 2003 and the previously recorded preferred trust securities have been removed from DPL Consolidated Balance Sheets as of December 31, 2003. Accordingly, the deconsolidation of the trust does not significantly impact DPL's Consolidated Balance Sheet at December 31, 2003.

253 ___________________________________________________________________________

     Additionally, DPL has analyzed its interests in entities with which it has power sale agreements and has determined those entities do not qualify as an SPE as defined in FIN 46R. DPL will continue to analyze interests in investments and contractual relationships including power sale agreements to determine if such entities should be consolidated or deconsolidated in accordance with FIN 46R. DPL is presently unable to determine the effect, if any, on its financial statements of applying FIN 46R to these entities.

(4) SEGMENT INFORMATION
In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," DPL has one segment, its regulated utility business.

     Changes in business activities subsequent to the restructuring of DPL's electric utility business have resulted in electricity transmission and distribution representing a greater proportion of DPL's business. DPL completed the divestiture of its electric generating plants in 2001. Subsequent to this divestiture, DPL supplied the load requirements of its default electric service customers entirely with purchased power.

     DPL's operating expenses and revenues include amounts for transactions with other Conectiv and PHI subsidiaries. DPL purchased electric energy, electric capacity and natural gas from PHI subsidiaries in the amounts of $653.3 million for 2003, $627.5 million for 2002 and $149.0 million for 2001. DPL also sold natural gas and electricity and leased certain assets to other Conectiv and PHI subsidiaries. Amounts included in operating revenues for these transactions are as follows: 2003 - $12.4 million; 2002 - $10.6 million; 2001- $19.3 million.

(5) LEASING ACTIVITIES
Lease Commitments

     DPL leases an 11.9% interest in the Merrill Creek Reservoir. The lease is an operating lease and payments over the remaining lease term, which ends in 2032, are $125.7 million in aggregate. DPL also has long-term leases for certain other facilities and equipment. Minimum commitments as of December 31, 2003, under the Merrill Creek Reservoir lease and other lease agreements are as follows: 2004-$9.6 million; 2005-$10.1 million; 2006-$10.1 million; 2007-$10.1 million; 2008-$10.9 million; beyond 2008-$112.8 million; total-$163.6 million.

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of the following:
254 ___________________________________________________________________________
At December 31, 2003	Original Cost	Accumulated Depreciation	Net Book Value
	(Millions of Dollars)
Distribution	$1,144.2	$ 332.8	$ 811.4
Transmission	498.6	173.6	325.0
Gas	314.5	80.7	233.8
General	132.9	67.6	65.3
Construction work in progress	53.0	-	53.0
Non-operating and other property	51.8	32.3	19.5
Total	$2,195.0	$687.0	$1,508.0
At December 31, 2002
Distribution	$1,082.7	$311.5	$ 771.2
Transmission	490.9	163.7	327.2
Gas	304.4	76.0	228.4
General	140.0	71.9	68.1
Construction work in progress	49.9	-	49.9
Non-operating and other property	52.6	27.7	24.9
Total	$2,120.5	$650.8	$1,469.7

     The balances of all property, plant and equipment, which is primarily electric transmission and distribution property, are stated at original cost. Utility plant is generally subject to a first mortgage lien.

(7) PENSIONS AND OTHER POST-RETIREMENT BENEFITS
Pension Benefits

     Pepco Holdings sponsors a Retirement Plan that covers substantially all employees of Pepco, DPL, ACE and certain employees of other Pepco Holdings' subsidiaries. Following the consummation of the acquisition of Conectiv by Pepco on August 1, 2002, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Retirement Plan on December 31, 2002. The provisions and benefits of the merged Retirement Plan for Pepco employees are identical to those of the original Pepco plan and for DPL and ACE employees the provisions and benefits are identical to the original Conectiv plan. Pepco Holdings also provides supplemental retirement benefits to certain eligible executive and key employees through nonqualified retirement plans. Pepco Holdings uses a December 31 measurement date for its plans.

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

Plan assets are stated at their market value as of the measurement date, December 31. All dollar amounts in the following tables are in millions of dollars.
255 ___________________________________________________________________________
	Pension Benefits
	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,398.9	$ 548.3
Service cost	33.0	16.0
Interest cost	93.7	54.1
Acquisition	-	804.1
Actuarial loss	144.4	40.7
Benefits paid	(90.8)	(64.3)
Benefit Obligation at End of Year	$1,579.2	$1,398.9

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,240.6	$ 555.0
Actual return on plan assets	261.5	(37.2)
Company contributions	50.0	35.0
Acquisition	-	744.3
Benefits paid	(89.3)	(56.5)
Fair Value of Plan Assets at End of Year	$1,462.8	$1,240.6
Funded status	$(116.4)	$(158.3)
Unrecognized net actuarial loss	253.3	278.1
Unrecognized prior service cost	4.0	5.1
Net Amount Recognized	$ 140.9	$ 124.9
Amounts recognized in PHI's statement of financial position consist of:
	Pension Benefits
	2003	2002
Prepaid benefit cost	$166.6	$149.3
Accrued benefit cost	(25.7)	(24.4)
Net amount recognized	$140.9	$124.9
The accumulated benefit obligation for the qualified defined benefit pension plan was $1,409.0 million and $1,228.2 million at December 31, 2003, and 2002, respectively.
Components of Net Periodic Benefit Cost
	Pension Benefits
	2003	2002	2001
Service cost	$ 33.0	$ 16.0	$ 9.7
Interest cost	93.7	54.1	36.3
Expected return on plan assets	(106.2)	(69.0)	(50.9)
Amortization of prior service cost	1.0	1.0	1.0
Amortization of net (gain) loss	13.9	6.9	0.9
Net periodic benefit cost	$ 35.4	$ 9.0	$(3.0)

     The 2003 net periodic benefit cost of $35.4 million includes $(1.8) million of DPL net periodic benefit cost. The 2002 net periodic benefit cost amount of $9.0 million includes $(3.3) million of DPL net periodic benefit cost for the period August 1, 2002 to December 31, 2002. DPL's annual net periodic benefit cost for 2002 and 2001 was $(9.4) million and $(17.7) million, respectively.

Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31
	Pension Benefits
	2003	2002
Discount rate	6.25%	6.75%
Rate of compensation increase	4.50%
Pepco		4.00%
Conectiv		4.50%
256 ___________________________________________________________________________
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
	Pension Benefits
	2003	2002
Discount rate	6.75%	7.00%
Expected long-term return on plan assets	8.75%
Pepco		9.00%
Conectiv		9.50%
Rate of compensation increase	4.50%
Pepco		4.00%
Conectiv		4.50%

     In selecting an expected rate of return on plan assets, PHI considers actual historical returns, economic forecasts and the judgment of its investment consultants on expected long-term performance for the types of investments held by the plan. The plan assets consist of equity and fixed income investments. At January 1, 2002, Pepco and Conectiv's individual plan actuarial valuations incorporated different assumptions for the 2002 year net periodic benefit cost determination. At January 1, 2003, PHI decreased its expected return on plan assets from 9.00% (for the former Pepco plan) and 9.50% (for the former Conectiv plan) to 8.75%, primarily as a result of lower long term expectations for fixed income and equity security returns.

Plan Assets
Pepco Holdings' pension plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:
Asset Category	Plan Assets at December 31 2003 2002		Target Plan Asset Allocation	Minimum/ Maximum
Equity securities	64%	58%	60%	55% - 65%
Debt securities	35%	42%	35%	30% - 50%
Other	1%	0%	5%	0% - 10%
Total	100%	100%	100%

     In developing asset allocation policies for its pension program, PHI examined projections of asset returns and volatility over a long-term horizon. The analysis examined the risk/return tradeoffs of alternative asset classes and asset mixes given long-term historical relationships as well as prospective capital market returns. Through incorporating the results of these projections with its risk posture, as well as considering industry practices, PHI developed its asset mix guidelines. Assets are to be diversified to protect against large investment losses and to reduce the probability of excessive performance volatility. Diversification of assets is to be achieved by allocating monies to various asset classes and investment styles within asset classes, and retaining investment management firm(s) with complementary investment philosophies, styles and approaches. Asset allocation will be structured to minimize downside volatility while maximizing return at an acceptable risk level. Based on the assessment of demographics, actuarial/funding, and business and financial characteristics, PHI believes that its corporate risk posture is slightly below average relative to other pension plans. Consequently, Pepco Holdings believes that a slightly below average equity exposure (i.e., a target equity asset allocation of 60%) is appropriate for the plan.

257 ___________________________________________________________________________
No Pepco Holdings common stock is included in pension program assets.
Cash Flows
Contributions

     Pepco Holdings, Inc. funding policy with regard to the pension plan is to maintain a funding level in excess of 100% with respect to its accumulated benefit obligation (ABO). PHI's defined benefit plan currently meets the minimum funding requirements of ERISA without any additional funding. In 2003 and 2002 PHI made discretionary tax-deductible cash contributions to the plan of $50.0 million and $35.0 million, respectively. Assuming no changes to the current pension plan assumptions, PHI projects no funding will be required in 2004; however, PHI may elect to make a discretionary tax-deductible contribution, if required to maintain its assets in excess of its ABO.

Other Post-Retirement Benefits

     In addition to sponsoring non-contributory retirement plans, Pepco Holdings provides certain post-retirement health care and life insurance benefits for eligible retired employees. Pepco Holdings uses a December 31 measurement date for its plans.

     The acquisition of Conectiv by Pepco in August 2002 resulted in purchase accounting requirements that are reflected in the net periodic benefit cost. Under such accounting Conectiv's accrued post-retirement liability was adjusted on August 1, 2002 through consolidation to recognize all previously unrecognized actuarial gains and losses, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No.106. The Conectiv Plan transferred a projected benefit obligation of $320 million and plan assets of $100 million on August 1, 2002.

    The changes in benefit obligation and fair value of plan assets are presented in the following table. Plan assets are stated at their market value as of the measurement date, December 31. All dollar amounts in the following tables are in millions of dollars.

	Other Post- Retirement Benefits
	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$472.4	$122.3
Service cost	9.4	7.2
Interest cost	32.9	20.0
Acquisition	-	319.8
Actuarial loss	31.0	22.4
Benefits paid	(33.8)	(19.3)
Benefit Obligation at End of Year	$511.9	$472.4

Change in Plan Assets
Fair value of plan assets at beginning of year	$123.0	$ 18.7
Actual return on plan assets	25.8	(.4)
Company contributions	26.9	20.4
Acquisition	-	100.2
Benefits paid	(30.5)	(15.9)
Fair Value of Plan Assets at End of Year	$145.2	$123.0

258 ___________________________________________________________________________

Funded status	(366.7)	(349.4)
Unrecognized net actuarial loss (gain)	89.0	82.5
Unrecognized initial net obligation	10.8	12.0
Net amount recognized	$(266.9)	$(254.9)

Amounts recognized in PHI's statement of financial position consist of:
	Other Post Retirement Benefits
	2003	2002
Prepaid benefit cost	$ -	$ -
Accrued benefit cost	(266.9)	(254.9)
Net amount recognized	$(266.9)	$(254.9)
Components of Net Periodic Benefit Cost
	Other Post- Retirement Benefits
	2003	2002	2001
Service cost	$ 9.5	$ 7.2	$ 4.6
Interest cost	32.9	20.0	8.2
Expected return on plan assets	(8.3)	(5.2)	(1.9)
Recognized actuarial loss	8.0	6.1	5.0
Net periodic benefit cost	$42.1	$28.1	$15.9

     The 2003 net periodic benefit cost of $42.1 million includes $9.0 million of DPL net periodic benefit cost. The 2002 net periodic benefit cost amount of $28.1 million includes $2.1 million of DPL net periodic benefit cost for the period August 1, 2002 to December 31, 2002. DPL's annual net periodic benefit cost for 2002 and 2001 was $6.4 million and $5.5 million, respectively.

Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31
	Other Post- Retirement Benefits
	2003	2002
Discount rate	6.25%	6.75%
Rate of compensation increase	4.50%
Pepco		4.00%
Conectiv		4.50%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
	Other Post- Retirement Benefits
	2003	2002
Discount rate	6.75%	7.00%
Expected long-term return on plan assets	8.75%
Pepco		9.00%
Conectiv		9.50%
Rate of compensation increase	4.50%
Pepco		4.00%
Conectiv		4.50%
259 ___________________________________________________________________________

     In selecting an expected rate of return on plan assets, PHI considers actual historical returns, economic forecasts and the judgment of its investment consultants on expected long-term performance for the types of investments held by the plan. The plan assets consist of equity and fixed income investments.

     At January 1, 2002, Pepco and Conectiv's individual plan actuarial valuations incorporated different assumptions for the 2002 year net periodic benefit cost determination. At January 1, 2003, PHI decreased its expected return on plan assets from 9.00% (for the former Pepco plan) and 9.50% (for the former Conectiv plan) to 8.75%, primarily as a result of lower long term expectations for fixed income and equity security returns.

Assumed health care cost trend rates at December 31
	2003	2002
Health care cost trend rate assumed for next year	8%	9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%
Pepco		5.5%
Conectiv		5.0%
Year that the rate reaches the ultimate trend rate	2007	2007

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$ 2.5	$ (2.2)
Effect on post-retirement benefit obligation	24.7	(23.1)
Plan Assets
Pepco Holding's post-retirement plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:
	Plan Assets at December 31 2003 2002
Asset Category
Equity securities	63%	62%
Debt securities	37	38
Total	100%	100%
No Pepco Holdings common stock is included in post-retirement program assets.
Cash Flows
Contributions

     DPL funded a portion of its estimated post-retirement liability through the use of its IRC 501(c)(9) Voluntary Employee Beneficiary Association Trust. In 2003, DPL contributed $9.0 million to the plan and, assuming no changes to the current pension plan assumptions, expects to contribute a similar amount in 2004.

260 ___________________________________________________________________________
FASB Staff Position (FSP 106-1) - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)

     On December 8, 2003, the President signed the Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     SFAS No. 106 requires presently enacted changes in relevant laws to be considered in current period measurements of post-retirement benefit costs and the Accumulated Post-Retirement Benefit Obligation (APBO). Therefore, under that guidance, measures of the APBO and net periodic post-retirement benefit costs on or after the date of enactment should reflect the effects of the Act.

     However, due to certain accounting issues raised by the Act that are not explicitly addressed by SFAS No. 106 and uncertainties that may exist as to reliable information available on which to measure the effects of the Act, the FSP allows a plan sponsor to elect to defer recognizing the effects of the Act in the accounting for its plan under SFAS No. 106 and in providing disclosures related to the plan required by FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Post-retirement Benefits, until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events occur.

     Pepco Holdings sponsors post-retirement health care plans that provide prescription drug benefits. Pepco Holdings does not elect the deferral provided by the FSP. The Accumulated Post-Retirement Benefit Obligation (APBO) as of December 31, 2003 has been reduced by $28 million to reflect the effects of the legislation. For the current quarter and all of 2003, the company's net periodic post-retirement benefit expense has not been reduced to reflect the legislation. It is estimated that in future years the annual post-retirement benefit cost will be reduced by approximately $4 million due to effects of the legislation. This reduction includes both the decrease in the cost of future benefits being earned and an amortization of the APBO reduction over the future average working lifetime of the participants, or 13.5 years. The anticipated claims costs expected to be incurred have been adjusted to reflect the cost sharing between Medicare and the company. Participation rates have not been changed. In reflecting this legislation, the company has determined which plans are eligible for Medicare cost sharing by analyzing the terms of each of its plans. It has recognized Medicare cost sharing for a plan only if the company's projected prescription drug coverage is expected to be at least as generous as the expected contribution by Medicare to a prescription drug plan not provided by the company.

     Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require Pepco Holdings to change previously reported information. When issued, the guidance on accounting for the federal subsidy will include transition guidance, as applicable, for entities that elected to defer accounting for the effects of the Act and those that did not.

261 ___________________________________________________________________________

(8) LONG-TERM DEBT
Long-term debt outstanding as of December 31, 2003, and 2002 is presented below:
Type of Debt	Interest Rates	Due	2003	2002
			(Dollars in Millions)
First Mortgage Bonds:
	6.40%	2003	$ -	85.0
	8.15%	2015	-	32.0
	5.90%	2021	-	18.2
	7.71%	2025	100.0	100.0
	6.05%	2032	-	15.0
Amortizing First Mortgage Bonds	6.95%	2004-2008	15.7	17.8
			115.7	268.0
Unsecured Tax-Exempt Bonds:
	7.15%	2011	-	1.0
	5.20%	2019	31.0	31.0
	3.15%	2023 (3)	18.2	-
	5.50%	2025 (1)	15.0	15.0
	4.90%	2026 (2)	34.5	34.5
	5.65%	2028 (1)	16.2	16.2
	Variable	2030-2038	93.4	78.4
			208.3	176.1
Medium-Term Notes (unsecured):
	8.30%	2004	4.5	4.5
	6.75%	2006	20.0	20.0
	7.06%-8.13%	2007	61.5	61.5
	7.56%-7.58%	2017	14.0	14.0
	6.81%	2018	4.0	4.0
	7.61%	2019	12.0	12.0
	7.72%	2027	10.0	10.0
			126.0	126.0

Total long-term debt			450.0	570.1
Unamortized premium and discount, net			(0.3)	(0.3)
Current portion of long-term debt (4)			(7.0)	(87.2)
Total net long-term debt			$442.7	$482.6
(1) The bonds are subject to mandatory tender on July 1, 2010.
(2) The bonds are subject to mandatory tender on May 1, 2011.
(3) The bonds are subject to mandatory tender on August 1, 2008.
(4) Included in short-term debt on the accompanying consolidated balance sheets.
The outstanding First Mortgage Bonds issued by DPL are secured by a lien on substantially all of the issuing company's property, plant and equipment.
The debentures issued to the financing trust were $72.2 million at December 31, 2003. This debt matures on September 30, 2036.

     Maturities of long-term debt and sinking fund requirements during the next five years are as follows: 2004-$7.0 million; 2005-$2.7 million; 2006-$22.9 million; 2007-$64.7 million; and 2008-$4.4 million.

262 ___________________________________________________________________________
(9) INCOME TAXES

     DPL, as an indirect subsidiary of PHI, is included in the consolidated federal income tax return of PHI. Federal income taxes are allocated to DPL based upon the taxable income or loss, determined on a separate return basis.

The provision for income taxes, reconciliation of consolidated income tax expense, and components of consolidated deferred tax liabilities (assets) are shown below.
Components of Consolidated Income Tax Expense
2003	2002	2001
(Dollars in Millions)
Operations
Federal:	Current	$10.2	$(26.7)	$151.6
Deferred	19.3	54.1	(35.6)
State:	Current	(1.1)	(6.5)	40.6
Deferred	9.0	13.7	(10.7)
Investment tax credit adjustments, net (1)	(1.0)	(0.9)	(6.0)
Total Income Tax Expense	$36.4	$ 33.7	$139.9

(1) Includes credits of $4.4 million in 2001 which resulted from recognition of deferred investment tax credits in connection with sale of the ownership interests in electric generating plants, as discussed in the notes to the Consolidated Financial Statements.

Reconciliation of Effective Income Tax Rate
For the Year Ended December 31,
2003	2002	2001
Amount	Rate	Amount	Rate	Amount	Rate
(Amounts in Millions)
Statutory federal income tax expense	$31.4	35%	$29.2	35%	$120.8	35%
State income taxes, net of federal benefit	5.2	6	4.7	6	19.9	6
Investment tax credit amortization	(1.0)	(1)	(0.9)	(1)	(6.0)	(2)
Other, net	0.8	1	0.7	-	5.2	2
Income tax expense on continuing operations	$36.4	41%	$33.7	40%	$139.9	41%
263 ___________________________________________________________________________

Components of Deferred Income Taxes

The tax effects of temporary differences that give rise to DPL's net deferred tax liability are shown below. There were no valuation allowances for deferred tax assets as of December 31, 2003 and December 31, 2002.

	As of December 31,
	2003	2002
	(Dollars in Millions)
Deferred Tax Liabilities
Plant basis differences	$317.3	$282.1
Deferred recoverable income taxes	36.4	36.9
Prepaid pension costs	68.9	75.9
Other	40.8	30.3
Total deferred tax liabilities	463.4	425.2
Deferred Tax Assets
Deferred investment tax credits	6.8	7.3
Above-market purchased energy contracts and other Electric restructuring liabilities	28.5	30.1
Other	37.5	28.9
Total deferred tax assets	72.8	66.3
Total net deferred tax liability	390.6	358.9
Add: current portion of deferred tax asset	6.7	5.4
Total deferred tax liability	$397.3	$364.3
(10) PREFERRED STOCK
The preferred stock amounts outstanding are as follows:
		Shares Outstanding		December 31,
Series	Redemption Price	2003	2002	2003	2002
		(Dollars in Millions)
Redeemable Serial Preferred
$100 per share par value: 3.70%-5.00%	$103-$105	181,698	181,698	$18.2	$18.2
6.75% (1)	$100	35,000	35,000	3.5	3.5
				$21.7	$21.7
(1) Redeemable as of November 1, 2003, at $100 per share.
(11) FAIR VALUE OF FINANCIAL INSTRUMENTS
The year-end fair values of certain financial instruments are listed below. The fair values were based on quoted market prices of DPL's securities or securities with similar characteristics.
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Dollars in Millions)
Investments	$ 7.0	$ 7.0	$ 7.1	$ 7.1
Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures	$ -	$ -	$ 70.0	$ 70.0
Long-term debt	$442.7	$483.2	$482.6	$521.3
Debentures issued to Financing Trust	$ 72.2	$ 70.8	$ -	$ -
Energy derivative instruments classified as Accounts receivable	$ 1.0	$ 1.0	$ 9.9	$ 9.9
Energy derivative instruments classified as Other current liabilities	$ 1.0	$ 1.0	$ 9.9	$ 9.9
Redeemable serial preferred stock	$ 21.7	$ 15.4	$ 21.7	$ 15.6
264 ___________________________________________________________________________
(12) LONG-TERM PURCHASE POWER CONTRACTS

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

(13) COMMITMENTS AND CONTINGENCIES
Regulatory And Other Matters
Rate Proceedings

     On March 31, 2003, DPL filed with the DPSC for an annual gas base rate increase of $16.8 million, or an increase of 12.7% in total operating revenue for DPL's gas business. The filing included a request for a ROE of 12.5%. DPL is currently authorized a ROE of 11.5% in Delaware. This is the first increase requested for DPL's gas distribution business since 1994. On May 30, 2003, DPL exercised its statutory right to implement an interim base rate increase of $2.5 million, or 1.9% of total operating revenue for DPL's gas business, subject to refund. On October 7, 2003, a settlement agreement was filed with the DPSC that provides for an annual gas base revenue increase of $7.75 million, with a 10.5% ROE, which equates to a 5.8% increase in total revenues for DPL's gas business. The settlement agreement provides that DPL is not required to refund the previously implemented interim rate increase. In addition, the settlement agreement provides for establishment of an Environmental Surcharge to recover costs associated with remediation of a coal gas site. On December 9, 2003, the DPSC approved the settlement, making the interim $2.5 million increase final with no refunds and implementing an additional $5.25 million increase effective as of December 10, 2003. At the same time the DPSC approved a supplemental settlement which addresses customer service issues in the electric cost of service filing described below. DPL filed on February 13, 2004 for a change in electric ancillary service rates that has an aggregate effect of increasing annual revenues by $13.1 million or 2.4%. This filing was prompted by the increasing ancillary service costs charged to DPL by PJM. The PHI merger agreement, approved by the DPSC in Docket No. 01-194, provides that "Delmarva shall have the right to file to change in Ancillary components of rates to reflect the then applicable ancillary charges billed to Delmarva by PJM or successor organization." On February 24, 2004, the DPSC accepted DPL's filing and placed the rates into effect on March 15, 2004, subject to refund. DPL made this filing on February 13, 2004. In future years DPL will make filings to update the analysis of out of pocket environmental costs recoverable through the Environmental Surcharge rate.

     On March 1, 2002 DPL submitted a cost of service study with the DPSC demonstrating it was not over-earning on its electric distribution rates. On October 21, 2003, the DPSC approved a settlement with respect to the March 1, 2002 filing confirming that no increase or decrease in DPL's electric distribution rates was necessary. This settlement was consistent with the

265 ___________________________________________________________________________

provisions of settlement approved by the DPSC in connection with the Pepco and Conectiv merger that provided for no change in DPL's distribution base rates until May 1, 2006. The rate settlement also establishes objectives and procedures to reduce the number of customers whose bills are estimated over 6 or more months due to difficulties in obtaining access to the meter and to establish a reduced interest charge for customers who are paying past due bills under a payment arrangement. The DPSC also approved a supplemental settlement on December 9, 2003, regarding quality of service by DPL. In the supplemental settlement, DPL agreed to additional customer service provisions, including opening full time walk-in facilities that accept payments, and standards for call center performance.

     On August 29, 2003, DPL submitted its annual Gas Cost Recovery (GCR) rate filing to the DPSC. In its filing, DPL sought to increase its GCR rate approximately 15.8% in anticipation of increasing natural gas commodity costs. The rate, which passes DPL's increased gas costs along to its customers, became effective November 1, 2003 and is subject to refund pending evidentiary hearings that will commence in April 2004.

     In compliance with the merger settlement approved by the MPSC in connection with the merger of Pepco and Conectiv, on December 4, 2003, DPL and Pepco submitted testimony and supporting schedules to establish electricity distribution rates in Maryland effective July 1, 2004, when the current distribution rate freeze/caps end. DPL's filing demonstrates that it is in an under-earning situation and, as allowed in the merger settlement, DPL requested that a temporary rate reduction implemented on July 1, 2003 for non-residential customers be terminated effective July 1, 2004. DPL estimates that the termination of the rate reduction would increase its annual revenues by approximately $1.1 million. With limited exceptions, the merger settlement does not permit DPL to file for any additional rate increase until December 31, 2006. Pepco's filing also demonstrates that it is in an under-earning situation. However the merger settlement provides that Pepco's distribution rates after July 1, 2004 can only remain the same or be decreased. With limited exceptions, Pepco is not entitled to file for a rate increase until December 31, 2006. Although the outcome of these proceedings cannot be predicted, DPL and Pepco each believes that the likelihood that its distribution rate will be reduced as of July 1, 2004 is remote.

General Litigation

     On December 2, 2001, Enron North America Corp. and several of its affiliates filed for protection under the United States Bankruptcy Code. In December 2001, DPL and Conectiv Energy terminated all energy trading transactions under various agreements with Enron. In late January 2003, after several months of discussions between the parties concerning the amount owed by DPL and Conectiv Energy, Enron filed an adversary complaint against Conectiv Energy in the Bankruptcy Court for the Southern District of New York. The complaint seeks, among other things, damages in the amount of approximately $11.7 million and a declaration that provisions permitting Conectiv Energy to set off amounts owed by Enron under certain agreements against amounts owed by Conectiv Energy under other agreements are unenforceable. Conectiv Energy disagrees with Enron's calculation of the amount due to Enron (Conectiv Energy believes the amount due is approximately $4 million) and believes that Enron's other claims are without merit.

266 ___________________________________________________________________________

     On March 4, 2003, the bankruptcy court ordered that all adversary proceedings (approximately 25 cases) involving Enron's trading agreements be directed to mediation. Enron and Conectiv Energy have exchanged mediation statements and held a number of mediation sessions. While some progress has been made in narrowing the number of disputed issues, a mediated resolution of the dollar issue is still uncertain. Conectiv Energy cannot predict the outcome of this suit; however, Conectiv Energy does not believe that any amount it would be required to pay Enron would have a material adverse effect on its financial condition or results of operations.

Environmental Matters and Litigation

     DPL is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. DPL's subsidiaries may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices.

     In October 1995, DPL received notice from EPA that it, along with several hundred other companies, might be a potentially responsible party (PRP) in connection with the Spectron Superfund Site in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling and processing facility from 1961 to 1988.

In February 2003, the EPA informed DPL that it will have no future liability for contribution to the remediation of the site.

     In the early 1970s, DPL sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, DPL were notified by EPA that they, along with a number of other utilities and non-utilities, were PRPs in connection with the PCB contamination at the site.

     In 1999, DPL entered into a de minimis settlement with EPA and paid approximately $107,000 to resolve its liability for cleanup costs at the site. The de minimis settlement did not resolve DPL's responsibility for natural resource damages, if any, at the site. DPL believes that any liability for natural resource damages at this site will not have a material adverse effect on its financial condition or results of operations.

267 ___________________________________________________________________________

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The quarterly data presented below reflect all adjustments necessary in the opinion of management for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations, differences between summer and winter rates and the scheduled downtime and maintenance of electric generating units.

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in Millions)
Total Operating Revenue	$343.3	$288.5	$345.6	$276.3	$1,253.7
Total Operating Expenses	296.2	260.8	315.8	255.4	1,128.3
Operating Income	47.1	27.7	29.8	20.9	125.4
Other Expenses	(8.1)	(8.1)	(8.4)	(8.5)	(33.0)
Distributions on Preferred Securities of Subsidiary Trust	1.4	1.4	-	-	2.8
Income Before Income Taxes	37.6	18.2	21.4	12.4	89.6
Income Taxes	15.0	7.0	8.4	6.0	36.4
Net Income	22.6	11.2	13.0	6.4	53.2
Dividends on Preferred Stock	.2	.3	.2	.3	1.0
Earnings Available for Common Stock	22.4	10.9	12.8	6.1	52.2
	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in Millions)
Total Operating Revenue	$323.6	$286.4	$344.1	$274.9	$1,229.0
Total Operating Expenses	277.9	261.2	320.5	247.0	1,106.6
Operating Income	45.7	25.2	23.6	27.9	122.4
Other Expenses	(8.9)	(9.5)	(8.7)	(6.4)	(33.3)
Distributions on Preferred Securities of Subsidiary Trust	1.4	1.4	1.4	1.4	5.7
Income Before Income Tax Expense	35.4	14.3	13.5	20.1	83.4
Income Taxes	14.6	6.0	5.8	7.3	33.7
Net Income	20.8	8.3	7.7	12.8	49.7
Dividends on Preferred Stock	.4	.4	.4	.5	1.7
Earnings Available for Common Stock	20.4	7.9	7.3	12.3	48.0
268 ___________________________________________________________________________
THIS PAGE LEFT INTENTIONALLY BLANK.
269 ___________________________________________________________________________

Report of Independent Auditors
To the Board of Directors of Atlantic City Electric Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive earnings, shareholder's equity and cash flows present fairly, in all material respects, the financial position of Atlantic City Electric Company (a wholly owned subsidiary of Pepco Holdings, Inc.) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for financial instruments with characteristics of both liabilities and equity as of July 1, 2003.

PricewaterhouseCoopers LLP Philadelphia, Pennsylvania February 26, 2004
270 ___________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF EARNINGS

For the Year Ended December 31,	2003	2002	2001
(Millions of Dollars)
Operating Revenue	$1,236.0	$1,084.7	$1,041.1

Operating Expenses
Fuel and purchased energy	775.1	682.5	636.6
Other operation and maintenance	211.6	243.6	249.2
Merger related costs	-	38.1	-
Depreciation and amortization	112.5	69.2	84.7
Other taxes	23.8	24.8	34.1
Deferred electric service costs	(7.0)	(71.3)	(143.2)
Impairment losses	-	9.5	-
Total Operating Expenses	1,116.0	996.4	861.4
Operating Income	120.0	88.3	179.7
Other Income (Expenses)
Interest and dividend income	26.6	8.4	7.0
Interest expense	(83.3)	(54.2)	(61.5)
Other income	7.3	9.9	4.6
Other expenses	-	(.3)	-
Total Other Expenses	(49.4)	(36.2)	(49.9)

Distributions on Preferred Securities of Subsidiary Trust	1.8	7.6	7.6

Income Before Income Tax Expense	68.8	44.5	122.2

Income Tax Expense	27.3	16.3	46.7

Income Before Extraordinary Item	41.5	28.2	75.5
Extraordinary Item (net of tax of $4.1 million for 2003)	5.9	-	-
Net Income	47.4	28.2	75.5

Dividends on Preferred Stock	0.3	0.7	1.7

Earnings Available for Common Stock	$ 47.1	$ 27.5	$ 73.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.
271 ___________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS
	December 31, 2003	December 31, 2002
ASSETS
(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$114.1	$247.1
Restricted funds held by Trustee	8.3	-
Accounts receivable, less allowance for uncollectible accounts of $5.3 million and $9.1 million	167.7	159.0
Fuel, materials and supplies - at average cost	34.3	35.0
Prepaid taxes	5.3	22.8
Total Current Assets	329.7	463.9
INVESTMENTS AND OTHER ASSETS
Regulatory assets	1,236.1	1,151.9
Other	26.2	34.1
Total Investments and Other Assets	1,262.3	1,186.0

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,831.6	1,836.0
Accumulated depreciation	(790.1)	(756.2)
Net Property, Plant and Equipment	1,041.5	1,079.8
TOTAL ASSETS	$2,633.5	$2,729.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.
272 ___________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY	December 31, 2003	December 31, 2002
(Millions of Dollars, except share data)
CURRENT LIABILITIES
Short-term debt	$ 59.5	$ 107.2
Debentures issued to financing trust	25.8	-
Accounts payable and accrued liabilities	81.9	75.1
Accounts payable to associated companies	12.6	12.9
Interest and taxes accrued	38.5	16.8
Other	50.3	77.3
Total Current Liabilities	268.6	289.3
DEFERRED CREDITS
Regulatory liabilities	121.2	78.5
Income taxes	514.7	508.2
Investment tax credits	24.4	26.5
Pension benefit obligation	37.1	46.6
Other post-retirement benefit obligation	43.6	38.9
Other	28.4	29.7
Total Deferred Credits	769.4	728.4

LONG-TERM LIABILITIES
Long-term debt	497.5	566.3
Transition Bonds issued by ACE Funding	551.3	425.3
Total Long-Term Liabilities	1,048.8	991.6
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	-	95.0

REDEEMABLE SERIAL PREFERRED STOCK	6.2	6.2
SHAREHOLDER'S EQUITY
Common stock, $3.00 par value, authorized 25,000,000 shares, issued 12,886,853 shares	38.7	55.0
Premium on stock and other capital contributions	343.0	411.5
Capital stock expense	(0.8)	(1.2)
Retained income	159.6	153.9
Total Shareholder's Equity	540.5	619.2

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,633.5	$2,729.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.
273 ___________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31,	2003	2002	2001
(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 47.4	$ 28.2	$ 75.5
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	(10.0)	-	-
Depreciation and amortization	112.5	69.2	94.0
Investment tax credit adjustments	(2.0)	(2.0)	(7.4)
Write-down of plant and property	-	9.6	-
Deferred income taxes	0.5	46.6	83.6
Deferred energy supply costs	(7.0)	(41.8)	(143.2)
Changes in:
Accounts receivable	(9.8)	3.3	(17.4)
Material and supplies	4.1	1.0	(15.6)
Prepaid New Jersey sales and excise taxes	(6.8)	(3.1)	12.8
Accounts payable accrued liabilities	(3.0)	56.6	7.9
Taxes accrued	45.5	15.4	(51.3)
Energy trading contracts	(15.4)	9.8	(0.5)
Other deferred charges	(6.3)	1.6	(1.8)
Other post-retirement benefit obligations	4.7	2.5	(1.2)
Accrued pension and employee benefits	(9.5)	11.0	8.6
Net Cash From Operating Activities	144.9	207.9	44.0
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(87.7)	(106.2)	(70.0)
Proceeds from/changes in:
Divestiture of generation assets	-	-	29.5
Sale of other assets	-	12.4	-
Deposits to nuclear decommissioning trust funds	-	-	(0.8)
Other investing activities	(0.3)	(2.1)	(4.1)
Net Cash Used By Investing Activities	(88.0)	(95.9)	(45.4)
FINANCING ACTIVITIES
Common stock repurchase	(84.4)	-	-
Common dividends paid	(41.4)	(34.8)	(44.2)
Preferred dividends paid	(0.3)	(0.7)	(1.7)
Redemption of trust preferred stock	(70.0)	-	-
Redemption of preferred securities	-	(12.5)	(11.5)
Long-term debt issued	152.0	440.0	-
Long-term debt redeemed	(142.5)	(221.4)	(97.2)
Principal portion of capital lease payments	-	-	(29.8)
Net change in short-term debt	-	(45.0)	45.0
Costs of issuances and refinancings	(3.3)	(4.8)	(1.0)
Net Cash (Used By) From Financing Activities	(189.9)	120.8	(140.4)
Net Change In Cash and Cash Equivalents	(133.0)	232.8	(141.8)
Cash and Cash Equivalents at Beginning of Year	247.1	14.3	156.1
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 114.1	$ 247.1	$ 14.3
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) for interest (net of capitalized interest of $.9 million, $1.4 million, and $0.7 million) and income taxes:
Interest	$ 64.0	$ 50.8	$ 59.7
Income taxes	$ (4.1)	$ (43.8)	$ 21.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.
274 ___________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY STATEMENTS OF SHAREHOLDER'S EQUITY
	Common Stock		Premium on Stock	Capital Stock Expense	Retained Income
	Shares	Par Value
(Dollar Amounts in Millions)

BALANCE, DECEMBER 31, 2000	18,320,937	$55.0	$411.5	$(1.3)	$115.0
Net Income					75.5
Dividends:
Preferred stock					(1.7)
Common stock					(32.6)

BALANCE, DECEMBER 31, 2001	18,320,937	55.0	411.5	(1.3)	156.2
Net Income					28.2
Dividends:
Preferred stock					(0.7)
Common stock					(29.7)
Preferred stock expense for redeemed stock				0.1	(0.1)

BALANCE, DECEMBER 31, 2002	18,320,937	55.0	411.5	(1.2)	153.9
Net Income					47.4
Dividends:
Preferred stock					(0.3)
Common stock					(41.4)
Common stock repurchase	(5,434,084)	(16.3)	(68.5)	0.4
BALANCE, DECEMBER 31, 2003	12,886,853	$38.7	$343.0	$(0.8)	$159.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.
275 ___________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ATLANTIC CITY ELECTRIC COMPANY
(1) ORGANIZATION

     ACE is engaged in the generation, transmission and distribution of electricity in southern New Jersey. ACE was incorporated in New Jersey in 1924. ACE's service territory covers approximately 2,700 square miles and has a population of approximately 995,000. On August 1, 2002 Pepco completed its acquisition of Conectiv, at which time Pepco and Conectiv became wholly owned subsidiaries of Pepco Holdings, Inc. (Pepco Holdings or PHI). ACE continues as a wholly owned subsidiary of Conectiv. PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA)and is subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA. PHI was incorporated in Delaware on February 9, 2001, for the purpose of effecting the acquisition of Conectiv by Pepco.

     Customers in New Jersey who do not choose a competitive supplier receive default electricity supply, known as "basic generation service" or "BGS", from suppliers selected through auctions approved by the NJBPU. On behalf of the BGS customers, ACE has entered into supply agreements with the BGS suppliers. Each of these agreements requires the applicable BGS supplier to provide a portion of the BGS customer load with full requirements service, consisting of energy, ancillary services (generally reserves and reliability services), capacity and transmission. ACE delivers the BGS supply to BGS customers and provides other associated services to the BGS suppliers. ACE is paid tariff rates established by the NJBPU that compensate it for the costs associated with the BGS supply. ACE does not make any profit or incur any loss on the supply component of BGS.

     If any BGS supplier defaults on its supply commitments, ACE is required to offer the defaulted load to other BGS suppliers or to make arrangements to purchase the needed supply from wholesale markets administered by PJM. ACE would seek to recover any costs related to the replacement supply that are not paid by the BGS supplier in default through future customer rates.

     ACE is paid tariff delivery rates approved by the NJBPU for the electricity that it delivers over its distribution facilities to BGS customers and to users in its service territory who have selected a competitive energy supplier.

     As of December 31, 2003, ACE owned two electric generating stations, the Deepwater Generating Station and the B.L. England Generating Station, and interests in two facilities jointly owned with other companies. The combined generating capacity of these facilities is 740 megawatts. On March 1, 2004, ACE transferred ownership of the 185 megawatt capacity Deepwater Generating Station to a non-regulated subsidiary of PHI. ACE also has contracts with non-utility generators under which ACE purchased 3.4 million megawatt hours of power in 2003. ACE sells the electricity produced by the generating stations and purchased under the non-utility generator contracts in the wholesale market administered by PJM. During 2003, ACE's generation and wholesale electricity sales operations produced less than 2% of ACE's operating revenue.

(2) ACQUISITION OF CONECTIV BY PEPCO HOLDINGS
On August 1, 2002, Conectiv was acquired by Potomac Electric Power Company (Pepco) in a transaction pursuant to an Agreement and Plan of Merger
276 ___________________________________________________________________________

(the Conectiv/Pepco Merger Agreement), dated as of February 9, 2001, among Pepco Holdings, Conectiv and Pepco, in which Pepco and Conectiv merged with subsidiaries of Pepco Holdings (the Conectiv/Pepco Merger). As a result of the Conectiv/Pepco Merger, Conectiv and Pepco each became subsidiaries of Pepco Holdings. ACE continues as a wholly-owned, direct subsidiary of Conectiv.

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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy

     The accompanying consolidated financial statements include the accounts of ACE and its wholly owned subsidiaries. All intercompany balances and transactions between subsidiaries have been eliminated. ACE uses the equity method to report investments, corporate joint ventures, partnerships, and affiliated companies where it holds a 20% to 50% voting interest and cannot exercise control over the operations and policies of the investment. Under the equity method, ACE records its interest in the entity as an investment in the accompanying Consolidated Balance Sheets, and its percentage share of the entity's earnings are recorded in the accompanying Consolidated Statements of Income.

     In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) issued in January 2003, with a revised interpretation issued in December 2003, FASB Interpretation No. 46-R "Consolidation of Variable Interest Entities" (FIN 46R), ACE deconsolidated its trust preferred securities that had previously been consolidated. FIN 46 and FIN 46R address conditions when an entity should be consolidated based upon variable interests rather than voting interests. For additional information regarding the impact of implementing FIN 46 and FIN 46R, refer to the "New Accounting Standards Adopted" section later in this Note to the consolidated financial statements.

Reclassifications
Certain prior year amounts have been reclassified in order to conform with current year presentations.
277 ___________________________________________________________________________
Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, such as Statement of Position 94-6 "Disclosure of Certain Significant Risks and Uncertainties," requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Examples of significant estimates used by ACE include the calculation of future cash flows and fair value amounts for use in asset impairment evaluations, fair value calculations (based on estimating market pricing) associated with derivative instruments, pension assumptions, and judgment involved with assessing the probability of recovery of regulatory assets. Although ACE believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Revenue Recognition
ACE recognizes revenue for the supply and delivery of electricity upon delivery to the customer, including amounts for services rendered, but not yet billed.
Regulation of Power Delivery Operations
Certain aspects of ACE's utility businesses are subject to regulation by the NJBPU and its wholesale operations are subject to regulation by the Federal Energy Regulatory Commission (FERC).

     Based on the regulatory framework in which it has operated, ACE has historically applied, and in connection with its transmission and distribution business continues to apply, the provisions of Statement of Financial Accounting Standards No. 71 (SFAS No. 71) "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 allows regulated entities, in appropriate circumstances, to establish regulatory assets and to defer the income statement impact of certain costs that are expected to be recovered in future rates. Management's assessment of the probability of recovery of regulatory assets requires judgment and interpretation of laws, regulatory commission orders, and other factors. Should existing facts or circumstances change in the future to indicate that a regulatory asset is not probable of recovery, then the regulatory asset would be charged to earnings.

The components of ACE's regulatory asset balances are displayed as follows:
	December 31, 2003	December 31, 2002
	(Millions of Dollars)
Recoverable stranded costs	$ 960.6	$ 922.8
Deferred energy supply costs	185.9	153.0
Deferred recoverable income taxes	16.4	10.3
Deferred debt extinguishment costs	16.0	10.4
Deferred other post-retirement benefit costs	22.5	25.0
Unrecovered purchased power costs	14.1	10.5
Other	13.4	12.4
Asbestos removal costs	7.2	7.5
Total Regulatory Assets	$1,236.1	$1,151.9
278 ___________________________________________________________________________
The components of ACE's regulatory liability balances are displayed as follows:
	December 31, 2003	December 31, 2002
	(Millions of Dollars)
Stranded cost reserves	$ 22.3	$18.6
Deferred electric service costs audit disallowances	47.7	8.7
Regulatory liability for New Jersey income tax benefit	51.2	51.2
Total Regulatory Liability	$121.2	$78.5

     Recoverable Stranded Costs: The pre-tax balances of $960.6 million as of December 31, 2003 and $922.8 million as of December 31, 2002 arose from the $228.5 million NUG contract termination payment in December 1999 and discontinuing the application of SFAS No. 71 to the electricity generation business.

Deferred Energy Supply Costs: Represents deferred costs relating to the provision of BGS and other restructuring related costs incurred by ACE and DPL.

     Deferred Recoverable Income Taxes:  Represents deferred income tax assets recognized from the normalization of flow through items as a result of amounts charged to customers. As temporary differences between the financial statement and tax bases of assets reverse, deferred recoverable income taxes are amortized.

     Deferred Debt Extinguishment Costs: The costs of debt extinguishment for which recovery through regulated utility rates is probable are deferred and subsequently amortized to interest expense during the rate recovery period.

     Deferred Other Post-retirement Benefit Costs: Represents the non-cash portion of other post-retirement benefit costs deferred by ACE during 1993 through 1997. This cost is being recovered over a 15-year period that began on January 1, 1998.

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

Stranded Cost Reserves: This regulatory liability represents reserves for the disallowance of stranded costs.
Deferred electric service cost audit disallowance: The regulatory liability represents reserves for the disallowance of ACE costs imposed by the NJBPU.

     Regulatory Liability for New Jersey Income Tax Benefit: In 1999, a deferred tax asset arising from the write down of ACE's electric generating plants was established. The deferred tax asset represents the future tax benefit expected to be realized when the higher tax basis of the generating plants is deducted

279 ___________________________________________________________________________

for New Jersey state income tax purposes. To recognize the probability that this tax benefit will be given to ACE's regulated electricity delivery customers through lower electric rates, ACE established a regulatory liability.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, money market funds, and commercial paper with original maturities of three months or less. Additionally, investments in PHI's "money pool," which PHI and certain of its subsidiaries may invest in are considered cash equivalents.

Capitalized Interest and Allowance for Funds Used During Construction

     In accordance with the provisions of SFAS No. 34, "Capitalization of Interest Cost," the cost of financing the construction of ACE's subsidiaries electric generating plants is capitalized. Other non-utility construction projects also include financing costs in accordance with SFAS No. 34. The cost of additions to, and replacements or betterments of, retirement units of property and plant is capitalized. Such costs include material, labor, the capitalization of an Allowance for Funds Used During Construction (AFUDC) and applicable indirect costs, including engineering, supervision, payroll taxes and employee benefits.

Classification Items

     ACE recorded AFUDC for borrowed funds of $.9 million, $1.4 million and $.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are recorded as a reduction of "interest expense" in the accompanying consolidated statements of earnings.

     ACE recorded amounts for AFUDC equity income of $1.2 million, $1.1 million and $.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The amounts are included in the "other income" caption of the accompanying consolidated statements of earnings.

     ACE recorded amounts for unbilled revenue of $52.3 million and $42.5 million as of December 31, 2003 and December 31, 2002. These amounts are included in the "accounts receivable" line item in the accompanying consolidated balance sheets.

Amortization of Debt Issuance and Reacquisition Costs

     The amortization of debt discount, premium, and expense, including deferred debt extinguishment costs associated with the regulated electric and gas transmission and distribution businesses, is included in interest expense.

Income Taxes

     ACE, as an indirect subsidiary of PHI, is included in the consolidated federal income tax return of Pepco Holdings. Federal income taxes are allocated to ACE based upon the taxable income or loss, determined on a separate return basis.

     The Consolidated Financial Statements include current and deferred income taxes. Current income taxes represent the amounts of tax expected to be reported on ACE's state income tax returns and the amount of federal income tax allocated from PHI. Deferred income taxes are discussed below.

280 ___________________________________________________________________________

     Deferred income tax assets and liabilities represent the tax effects of temporary differences between the financial statement and tax bases of existing assets and liabilities and are measured using presently enacted tax rates. The portion of ACE's deferred tax liability applicable to its utility operations that has not been recovered from utility customers represents income taxes recoverable in the future and is included in "regulatory assets" on the Consolidated Balance Sheets. For additional information, see the discussion under "Regulation of Power Delivery Operations," shown above.

Deferred income tax expense generally represents the net change during the reporting period in the net deferred tax liability and deferred recoverable income taxes.

     Investment tax credits from utility plant purchased in prior years are reported on the Consolidated Balance Sheets as "Investment tax credits." These investment tax credits are being amortized to income over the useful lives of the related utility plant.

Pension and Other Post-Retirement Benefit Plans

     Pepco Holdings sponsors a Retirement Plan that covers substantially all employees of Pepco, DPL, ACE and certain employees of other Pepco Holdings' subsidiaries. Following the consummation of the acquisition of Conectiv by Pepco on August 1, 2002, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Retirement Plan on December 31, 2002. The provisions and benefits of the merged Retirement Plan for Pepco employees are identical to those of the original Pepco plan and for DPL and ACE employees the provisions and benefits are identical to the original Conectiv plan. Pepco Holdings also provides supplemental retirement benefits to certain eligible executive and key employees through nonqualified retirement plans. In addition to sponsoring non-contributory retirement plans, Pepco Holding provides certain post-retirement health care and life insurance benefits for eligible retired employees.

     PHI accounts for the Retirement Plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and its post-retirement health care and life insurance benefits for eligible employees in accordance with SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." PHI's financial statement disclosures were prepared in accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits."

Long-Lived Asset Impairment Evaluation

     ACE is required to evaluate certain assets that have long lives (for example, generating property and equipment and real estate) to determine if they are impaired when certain conditions exist. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," provides the accounting for impairments of long-lived assets and indicates that companies are required to test long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Examples of such events or changes include a significant decrease in the market price of a long-lived asset or if there is a significant adverse change in the manner an asset is being used or its physical condition. For long-lived assets that are expected to be held and used, SFAS No. 144 requires that an impairment loss shall only be recognized if the carrying amount of an asset is not recoverable and exceeds its fair value.

In connection with Conectiv's second competitive bidding process for the sale of ACE's fossil fuel-fired electric generating plants in 2002, an
281 ___________________________________________________________________________

impairment of the carrying value of ACE's Deepwater power plant was identified. Accordingly, a $9.5 million impairment charge ($5.6 million after-tax) was recorded in December 2002. ACE's assessment of the carrying value of the Deepwater power plant was based on offers received from the competitive bidding process. In addition to the impairment charge on the Deepwater power plant, ACE recorded a $7 million charge ($4.1 million after-tax) to operating expenses for anticipated environmental clean-up costs at the Deepwater power plant.

Other Non-Current Assets
The other assets balance principally consists of real estate under development, equity and other investments, and deferred compensation trust assets.
Other Current Liabilities
The other current liability balance principally consists of customer deposits, accrued vacation liability, and the current portion of deferred income taxes.
Other Deferred Credits
The other deferred credits balance principally consists of miscellaneous deferred revenue.
Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. The carrying value of property, plant and equipment is evaluated for impairment whenever circumstances indicate the carrying value of those assets may not be recoverable under the provisions of SFAS No. 144. Upon retirement, the cost of regulated property, net of salvage, is charged to accumulated depreciation.

     The annual provision for depreciation on electric property, plant and equipment is computed on the straight-line basis using composite rates by classes of depreciable property. Accumulated depreciation is charged with the cost of depreciable property retired, including removal costs less salvage and other recoveries. The relationship of the annual provision for depreciation for financial accounting purposes to average depreciable property was 3.2% for 2003, 3.3% for 2002, and 3.5% for 2001. Property, plant and equipment other than electric facilities is generally depreciated on a straight-line basis over the useful lives of the assets.

Accounts Receivable and Allowance for Uncollectible Accounts

     ACE's subsidiaries accounts receivable balances primarily consist of customer accounts receivable, other accounts receivable, and accrued unbilled revenue. Accrued unbilled revenue represents revenue earned in the current period but not billed to the customer until a future date, usually within one month. ACE uses the allowance method to account for uncollectible accounts receivable.

282 ___________________________________________________________________________
NEW ACCOUNTING STANDARDS
New Accounting Standards Adopted
SFAS No. 150

     Effective July 1, 2003 ACE implemented SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). This Statement established standards for how an issuer classifies and measures in its Consolidated Balance Sheet certain financial instruments with characteristics of both liabilities and equity. The Statement resulted in ACE's reclassification (initially as of September 30, 2003) of its "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Which Holds Solely Parent Junior Subordinated Debentures" (TOPrS) on its Consolidated Balance Sheet to a long term liability classification. Additionally, in accordance with the provisions of SFAS No. 150, dividends on the TOPrS declared subsequent to the July 1, 2003 implementation of SFAS No. 150, are recorded as interest expense in ACE's Consolidated Statement of Earnings for the year ended December 31, 2003. In accordance with the transition provisions of SFAS No. 150, prior period amounts were not reclassified on either the consolidated balance sheet or consolidated statement of earnings. In 2003, Atlantic Capital I redeemed all $70 million of its 8.25% Quarterly Income Preferred Securities at par.

     Effective with the December 31, 2003 implementation of FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46), ACE's TOPrS were deconsolidated and therefore not included in its Consolidated Balance Sheet at December 31, 2003. Additionally, based on the provisions of FIN 46 ACE recorded its investments in its TOPrS trusts and its Debentures issued to the trusts on its Consolidated Balance Sheet at December 31, 2003 (these items were previously eliminated in consolidation). For additional information regarding ACE's implementation of FIN 46 refer to the "FIN 46" implementation section below.

     In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS No. 150 to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS No. 150. The deferral is limited to mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries. ACE does not have an interest in any such applicable entities as of December 31, 2003, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities."

FIN 45

     ACE and its subsidiaries applied the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), commencing in 2003 to their agreements that contain guarantee and indemnification clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligation it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

As of December 31, 2003, ACE and its subsidiaries did not have material obligations under guarantees or indemnifications issued or modified after
283 ___________________________________________________________________________
December 31, 2002, which are required to be recognized as a liability on its consolidated balance sheets.
FIN 46

     In January 2003 FIN 46 was issued. FIN 46 was revised and superseded by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R) which clarified some of the provisions of FIN 46 and exempted certain entities from its requirements.

     FIN 46R requires the application of either FIN 46 or FIN 46R by "Public Entities" to all Special Purpose Entities, as defined in FIN 46R (SPEs), created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003 (ACE's year end 2003 financial statements). All entities created after January 31, 2003 by Public Entities were already required to be analyzed under FIN 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R will be applicable to all non-SPEs created prior to February 1, 2003 by public entities that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004 (ACE's first quarter ended March 31, 2004 financial statements).

As a result of the implementation of FIN 46, the following entities were impacted at December 31, 2003:
(1) Trust Preferred Securities

     ACE has wholly owned financing subsidiary trusts that have common and preferred trust securities outstanding and hold Junior Subordinated Debentures (the Debentures) issued by ACE. ACE owns all of the common securities of the trusts, which constitute approximately 3% of the liquidation amount of all of the trust securities issued by the trusts. The trusts use interest payments received on the Debentures, which are the trusts' only assets, to make cash distributions on the trust securities. The obligations of ACE pursuant to the Debentures and guarantees of distributions with respect to the trusts' securities, to the extent the trusts have funds available therefore, constitute full and unconditional guarantees of the obligations of the trusts under the trust securities the trusts have issued. The preferred trust securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures mature in 2028. The Debentures are subject to redemption, in whole or in part, at the option of ACE, as applicable, at 100% of their principal amount plus accrued interest.

     In accordance with the provisions of FIN 46, and as a result of the deconsolidation of the trusts from PHI's financial statements, ACE's Debentures held by the trusts and ACE's investments in the trusts are included in ACE's Consolidated Balance Sheet as of December 31, 2003 and the previously recorded preferred trust securities have been removed from ACE Consolidated Balance Sheets as of December 31, 2003. Accordingly, the deconsolidation of the trust does not significantly impact ACE's Consolidated Balance Sheet at December 31, 2003.

(2) ACE Funding

     ACE formed ACE Funding during 2001. ACE Funding is a wholly owned subsidiary of ACE. ACE Funding was organized for the sole purpose of purchasing and owning Bondable Transition Property, issuing Transition Bonds to fund the purchasing of Bondable Transition Property, pledging its interest in Bondable Transition Property and other collateral to the trustee for the Transition Bonds

284 ___________________________________________________________________________
to collateralize the Transition Bonds, and to perform activities that are necessary, suitable or convenient to accomplish these purposes.

     In accordance with the provisions of FIN 46, ACE Funding was assessed and it was determined that it should remain consolidated with ACE's financial statements as of December 31, 2003. Accordingly, the implementation of FIN 46 did not impact ACE's Consolidated Balance Sheet at December 31, 2003.

     Additionally, ACE has analyzed its interests in entities with which it has power sale agreements and has determined those entities do not qualify as an SPE as defined in FIN 46R. ACE will continue to analyze interests in investments and contractual relationships including power sale agreements to determine if such entities should be consolidated or deconsolidated in accordance with FIN 46R. ACE is presently unable to determine the effect, if any, on its financial statements of applying FIN 46R to these entities.

(4) SEGMENT INFORMATION
In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ACE has one segment, its regulated utility business.
(5) LEASING ACTIVITIES
Lease Commitments

     ACE also leases other types of property and equipment for use in its operations. Amounts charged to operating expenses for these leases were $10.0 million in 2003, $9.2 million in 2002, and $8.2 million in 2001. Future minimum rental payments for all non-cancelable lease agreements are less than $10 million per year for each of the next five years.

285 ___________________________________________________________________________

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of the following:
At December 31, 2003	Original Cost	Accumulated Depreciation	Net Book Value
	(Millions of Dollars)

Generation	$ 213.6	$171.6	$ 42.0
Distribution	1,027.3	411.5	615.8
Transmission	413.8	166.7	247.1
General	75.1	9.7	65.4
Construction work in progress	61.0	-	61.0
Non-operating and other property	40.8	30.6	10.2
Total	$1,831.6	$790.1	$1,041.5

At December 31, 2002

Generation	$ 279.5	$168.7	$ 110.8
Distribution	977.7	385.7	592.0
Transmission	389.4	157.6	231.8
General	81.4	15.0	66.4
Construction work in progress	64.7	-	64.7
Non-operating and other property	43.3	29.2	14.1
Total	$1,836.0	$756.2	$1,079.8

     The balances of all property, plant and equipment, which is primarily electric transmission and distribution property, are stated at original cost. Utility plant is generally subject to a first mortgage lien.

Jointly-Owned Plant

     ACE's Consolidated Balance Sheets include its proportionate share of assets and liabilities related to jointly owned plant. ACE has ownership interests in electric generating plants, transmission facilities, and other facilities in which various parties have ownership interests. ACE's proportionate share of operating and maintenance expenses of the jointly owned plant is included in the corresponding expenses in ACE's Consolidated Statements of Income. ACE is responsible for providing its share of financing for the jointly owned facilities. Information with respect to ACE's share of jointly owned plant as of December 31, 2003 is shown below.

Jointly Owned Plant	Ownership Share	Megawatt Capability Owned	Plant in Service	Accumulated Depreciation	Construction Work in Progress
			(Dollars in Millions)
Coal-Fired Electric Generating Plants
Keystone	2.47%	42	$19.4	$ 5.5	$0.3
Conemaugh	3.83%	65	37.2	12.5	0.2
Transmission Facilities	Various		24.9	13.0	-
Other Facilities	Various		1.1	.3	-
Total			$82.6	$31.3	$0.5
286 ___________________________________________________________________________
(7) PENSIONS AND OTHER POST-RETIREMENT BENEFITS
Pension Benefits

     Pepco Holdings sponsors a Retirement Plan that covers substantially all employees of Pepco, DPL, ACE and certain employees of other Pepco Holdings' subsidiaries. Following the consummation of the acquisition of Conectiv by Pepco on August 1, 2002, the Pepco General Retirement Plan and the Conectiv Retirement Plan were merged into the Retirement Plan on December 31, 2002. The provisions and benefits of the merged Retirement Plan for Pepco employees are identical to those of the original Pepco plan and for DPL and ACE employees the provisions and benefits are identical to the original Conectiv plan. Pepco Holdings also provides supplemental retirement benefits to certain eligible executive and key employees through nonqualified retirement plans. Pepco Holdings uses a December 31 measurement date for its plans.

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

Plan assets are stated at their market value as of the measurement date, December 31. All dollar amounts in the following tables are in millions of dollars.
	Pension Benefits
	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,398.9	$ 548.3
Service cost	33.0	16.0
Interest cost	93.7	54.1
Acquisition	-	804.1
Actuarial loss	144.4	40.7
Benefits paid	(90.8)	(64.3)
Benefit Obligation at End of Year	$1,579.2	$1,398.9

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,240.6	$ 555.0
Actual return on plan assets	261.5	(37.2)
Company contributions	50.0	35.0
Acquisition	-	744.3
Benefits paid	(89.3)	(56.5)
Fair Value of Plan Assets at End of Year	$1,462.8	$1,240.6
Funded status	$(116.4)	$(158.3)
Unrecognized net actuarial loss	253.3	278.1
Unrecognized prior service cost	4.0	5.1
Net Amount Recognized	$ 140.9	$ 124.9

287 ___________________________________________________________________________
Amounts recognized in PHI's statement of financial position consist of:
	Pension Benefits
	2003	2002
Prepaid benefit cost	$166.6	$149.3
Accrued benefit cost	(25.7)	(24.4)
Net amount recognized	$140.9	$124.9
The accumulated benefit obligation for the qualified defined benefit pension plan was $1,409.0 million and $1,228.2 million at December 31, 2003, and 2002, respectively.
Components of Net Periodic Benefit Cost
	Pension Benefits
	2003	2002	2001
Service cost	$ 33.0	$ 16.0	$ 9.7
Interest cost	93.7	54.1	36.3
Expected return on plan assets	(106.2)	(69.0)	(50.9)
Amortization of prior service cost	1.0	1.0	1.0
Amortization of net (gain) loss	13.9	6.9	0.9
Net periodic benefit cost	$ 35.4	$ 9.0	$(3.0)

     The 2003 net periodic benefit cost of $35.4 million includes $10.8 million of ACE net periodic benefit cost. The 2002 net periodic benefit cost amount of $9.0 million includes $4.9 million of ACE net periodic benefit cost for the period August 1, 2002 to December 31, 2002. ACE's annual net periodic benefit cost for 2002 and 2001 was $11.3 million and $8.9 million, respectively.

Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31
	Pension Benefits
	2003	2002
Discount rate	6.25%	6.75%
Rate of compensation increase	4.50%
Pepco		4.00%
Conectiv		4.50%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
	Pension Benefits
	2003	2002
Discount rate	6.75%	7.00%
Expected long-term return on plan assets	8.75%
Pepco		9.00%
Conectiv		9.50%
Rate of compensation increase	4.50%
Pepco		4.00%
Conectiv		4.50%

     In selecting an expected rate of return on plan assets, PHI considers actual historical returns, economic forecasts and the judgment of its investment consultants on expected long-term performance for the types of investments held by the plan. The plan assets consist of equity and fixed income investments. At January 1, 2002, Pepco and Conectiv's individual plan actuarial valuations incorporated different assumptions for the 2002 year net periodic benefit cost determination. At January 1, 2003, PHI decreased its

288 ___________________________________________________________________________

expected return on plan assets from 9.00% (for the former Pepco plan) and 9.50% (for the former Conectiv plan) to 8.75%, primarily as a result of lower long term expectations for fixed income and equity security returns.

Plan Assets
Pepco Holdings' pension plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:
Asset Category	Plan Assets at December 31 2003 2002		Target Plan Asset Allocation	Minimum/ Maximum
Equity securities	64%	58%	60%	55% - 65%
Debt securities	35%	42%	35%	30% - 50%
Other	1%	0%	5%	0% - 10%
Total	100%	100%	100%

     In developing asset allocation policies for its pension program, PHI examined projections of asset returns and volatility over a long-term horizon. The analysis examined the risk/return tradeoffs of alternative asset classes and asset mixes given long-term historical relationships as well as prospective capital market returns. Through incorporating the results of these projections with its risk posture, as well as considering industry practices, PHI developed its asset mix guidelines. Assets are to be diversified to protect against large investment losses and to reduce the probability of excessive performance volatility. Diversification of assets is to be achieved by allocating monies to various asset classes and investment styles within asset classes, and retaining investment management firm(s) with complementary investment philosophies, styles and approaches. Asset allocation will be structured to minimize downside volatility while maximizing return at an acceptable risk level. Based on the assessment of demographics, actuarial/funding, and business and financial characteristics, PHI believes that its corporate risk posture is slightly below average relative to other pension plans. Consequently, Pepco Holdings believes that a slightly below average equity exposure (i.e., a target equity asset allocation of 60%) is appropriate for the plan.

No Pepco Holdings common stock is included in pension program assets.
Cash Flows
Contributions

     Pepco Holdings, Inc. funding policy with regard to the pension plan is to maintain a funding level in excess of 100% with respect to its accumulated benefit obligation (ABO). PHI's defined benefit plan currently meets the minimum funding requirements of ERISA without any additional funding. In 2003 and 2002, PHI made discretionary tax-deductible cash contributions to the plan of $50.0 million and $35.0 million, respectively. Assuming no changes to the current pension plan assumptions, PHI projects no funding will be required in 2004; however, PHI may elect to make a discretionary tax-deductible contribution, if required to maintain its assets in excess of its ABO.

Other Post-Retirement Benefits
In addition to sponsoring non-contributory retirement plans, Pepco Holdings provides certain other post-retirement health care and life
289 ___________________________________________________________________________
insurance benefits for eligible employees. Pepco Holdings uses a December 31 measurement date for its plans.

     The acquisition of Conectiv by Pepco in August 2002 resulted in purchase accounting requirements that are reflected in the net periodic benefit cost. Under such accounting Conectiv's accrued post-retirement liability was adjusted on August 1, 2002 through consolidation to recognize all previously unrecognized actuarial gains and losses, all unrecognized prior service costs, and the remainder of any unrecognized obligation or asset existing at the date of the initial application of SFAS No. 106. The Conectiv Plan transferred a projected benefit obligation of $320 million and plan assets of $100 million on August 1, 2002.

    The changes in benefit obligation and fair value of plan assets are presented in the following table. Plan assets are stated at their market value as of the measurement date, December 31. All dollar amounts in the following tables are in millions of dollars.

	Other Post- Retirement Benefits
	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$472.4	$122.3
Service cost	9.4	7.2
Interest cost	32.9	20.0
Acquisition	-	319.8
Actuarial loss	31.0	22.4
Benefits paid	(33.8)	(19.3)
Benefit Obligation at End of Year	$511.9	$472.4
Change in Plan Assets
Fair value of plan assets at beginning of year	$123.0	$ 18.7
Actual return on plan assets	25.8	(.4)
Company contributions	26.9	20.4
Acquisition	-	100.2
Benefits paid	(30.5)	(15.9)
Fair Value of Plan Assets at End of Year	$145.2	$123.0
Funded status	(366.7)	(349.4)
Unrecognized net actuarial loss (gain)	89.0	82.5
Unrecognized initial net obligation	10.8	12.0
Net amount recognized	$(266.9)	$(254.9)
Amounts recognized in PHI's statement of financial position consist of:
	Other Post Retirement Benefits
	2003	2002
Prepaid benefit cost	$ -	$ -
Accrued benefit cost	(266.9)	(254.9)
Net amount recognized	$(266.9)	$(254.9)
Components of Net Periodic Benefit Cost
	Other Post- Retirement Benefits
	2003	2002	2001
Service cost	$ 9.5	$ 7.2	$ 4.6
Interest cost	32.9	20.0	8.2
Expected return on plan assets	(8.3)	(5.2)	(1.9)
Recognized actuarial loss	8.0	6.1	5.0
Net periodic benefit cost	$42.1	$28.1	$15.9
290 ___________________________________________________________________________

     The 2003 net periodic benefit cost of $42.1 million includes $10.0 million of ACE net periodic benefit cost. The 2002 net periodic benefit cost amount of $28.1 million includes $4.3 million of ACE net periodic benefit cost for the period August 1, 2002 to December 31, 2002. ACE's annual net periodic benefit cost for 2002 and 2001 was $9.5 million and $6.6 million, respectively.

Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31
	Other Post- Retirement Benefits
	2003	2002
Discount rate	6.25%	6.75%
Rate of compensation increase	4.50%
Pepco		4.00%
Conectiv		4.50%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
	Other Post- Retirement Benefits
	2003	2002
Discount rate	6.75%	7.00%
Expected long-term return on plan assets	8.75%
Pepco		9.00%
Conectiv		9.50%
Rate of compensation increase	4.50%
Pepco		4.00%
Conectiv		4.50%

     In selecting an expected rate of return on plan assets, PHI considers actual historical returns, economic forecasts and the judgment of its investment consultants on expected long-term performance for the types of investments held by the plan. The plan assets consist of equity and fixed income investments.

     At January 1, 2002, Pepco and Conectiv's individual plan actuarial valuations incorporated different assumptions for the 2002 year net periodic benefit cost determination. At January 1, 2003, PHI decreased its expected return on plan assets from 9.00% (for the former Pepco plan) and 9.50% (for the former Conectiv plan) to 8.75%, primarily as a result of lower long term expectations for fixed income and equity security returns.

Assumed health care cost trend rates at December 31
	2003	2002
Health care cost trend rate assumed for next year	8%	9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%
Pepco		5.5%
Conectiv		5.0%
Year that the rate reaches the ultimate trend rate	2007	2007
291 ___________________________________________________________________________

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$ 2.5	$ (2.2)
Effect on post-retirement benefit obligation	24.7	(23.1)
Plan Assets
Pepco Holding's post-retirement plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:
	Plan Assets at December 31 2003 2002
Asset Category
Equity securities	63%	62%
Debt securities	37	38
Total	100%	100%
No Pepco Holdings common stock is included in post-retirement program assets.
Cash Flows
Contributions

     ACE funded a portion of its estimated post-retirement liability through the use of its IRC 501(c)(9) Voluntary Employee Beneficiary Association Trust. Assuming no changes to the current pension plan assumptions, ACE expects to contribute a similar amount in 2004 as in 2003 to the plan.

FASB Staff Position (FSP 106-1) - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)

     On December 8, 2003, the President signed the Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     SFAS No. 106 requires presently enacted changes in relevant laws to be considered in current period measurements of post-retirement benefit costs and the Accumulated Post-Retirement Benefit Obligation (APBO). Therefore, under that guidance, measures of the APBO and net periodic post-retirement benefit costs on or after the date of enactment should reflect the effects of the Act.

     However, due to certain accounting issues raised by the Act that are not explicitly addressed by SFAS No. 106 and uncertainties that may exist as to reliable information available on which to measure the effects of the Act, the FSP allows a plan sponsor to elect to defer recognizing the effects of the Act in the accounting for its plan under SFAS No. 106 and in providing disclosures related to the plan required by FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Post-retirement

292 ___________________________________________________________________________
Benefits, until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events occur.

     Pepco Holdings sponsors post-retirement health care plans that provide prescription drug benefits. Pepco Holdings does not elect the deferral provided by the FSP. The Accumulated Post-retirement Benefit Obligation (APBO) as of December 31, 2003 has been reduced by $28 million to reflect the effects of the legislation. For the current quarter and all of 2003, the company's net periodic post-retirement benefit expense has not been reduced to reflect the legislation. It is estimated that in future years the annual post-retirement benefit cost will be reduced by approximately $4 million due to effects of the legislation. This reduction includes both the decrease in the cost of future benefits being earned and an amortization of the APBO reduction over the future average working lifetime of the participants, or 13.5 years. The anticipated claims costs expected to be incurred have been adjusted to reflect the cost sharing between Medicare and the company. Participation rates have not been changed. In reflecting this legislation, the company has determined which plans are eligible for Medicare cost sharing by analyzing the terms of each of its plans. It has recognized Medicare cost sharing for a plan only if the company's projected prescription drug coverage is expected to be at least as generous as the expected contribution by Medicare to a prescription drug plan not provided by the company.

     Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require Pepco Holdings to change previously reported information. When issued, the guidance on accounting for the federal subsidy will include transition guidance, as applicable, for entities that elected to defer accounting for the effects of the Act and those that did not.

293 ___________________________________________________________________________

(8) LONG-TERM DEBT
Long-term debt outstanding as of December 31, 2003 and 2002 is presented below.
Type of Debt	Interest Rates	Due	2003	2002
			(Dollars in Millions)
First Mortgage Bonds:
	6.00%-7.20%	2003	$ -	$ 40.0
	6.18%-7.98%	2004-2008	165.0	223.0
	7.25%-7.63%	2010-2014	8.0	8.0
	6.63%	2013	68.6	68.6
	7.68%	2015-2016	17.0	17.0
	6.80%	2021	38.9	38.9
	7.00%	2023	62.5	62.5
	5.60%	2025	4.0	4.0
	6.15%-7.20%	2028-2029	129.6	129.6
			493.6	591.6

Amortizing First Mortgage Bonds:	6.38%	2004-2006	2.0	2.0

Medium-Term Notes (unsecured):
	6.63%	2003	-	30.0
	7.50%-7.52%	2007	15.0	15.0
			15.0	45.0

Total long-term debt			510.6	638.6
Net unamortized discount			(2.1)	(2.2)
Current portion (1)			(11.0)	(70.1)
Total net long-term debt			$497.5	$ 566.3
Type of Debt	Interest Rates	Due	2003	2002
			(Dollars in Millions)
Transition Bonds ACE Funding:
	2.89%	2010	94.5	109.0
	2.89%	2011	46.0	-
	4.21%	2013	66.0	66.0
	4.46%	2016	52.0	-
	4.91%	2017	118.0	118.0
	5.05%	2020	54.0	-
	5.50%	2023	147.0	147.0
			577.5	440.0

Net unamortized discount			(.3)	(.3)
Current portion (1)			(25.9)	(14.4)
Total Transition Bonds issued by ACE Funding			$551.3	$425.3
(1) Included in short-term debt on the accompanying balance sheets.
The outstanding First Mortgage Bonds issued by ACE are secured by a lien on substantially all of the issuing company's property, plant and equipment.
The debentures issued to the Financing Trust were $25.8 million at December 31, 2003. This debt matures on December 31, 2028.

     Maturities of long-term debt during the next five years are as follows: 2004-$36.9 million; 2005-$68.1 million; 2006-$94.0 million; 2007-$45.9 million; 2008-$71.9 million; and thereafter $758.0 million.

294 ___________________________________________________________________________
(9) INCOME TAXES

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
Components of Consolidated Income Tax Expense
	2003	2002	2001
	(Dollars in Millions)
Operations
Federal: Current	$ 20.1	$(39.6)	$(23.9)
Deferred	1.9	52.0	65.6
State: Current	12.7	11.4	(5.6)
Deferred	(5.4)	(5.5)	18.0
Investment tax credit adjustments, net (1)	(2.0)	(2.0)	(7.4)
Total Income Tax Expense	$27.3	$16.3	$ 46.7
Extraordinary item	4.1	-	-
Total	$31.4	$16.3	$46.7
(1)	In 2001, $4.9 million of deferred investment tax credits were reversed and credited to tax expense due to the sale of ACE's ownership interests in nuclear electric generating plants.
295 ___________________________________________________________________________
Reconciliation of Effective Income Tax Rate
	For the Year Ended December 31,
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(Amounts in Millions)
Statutory federal income tax expense	$24.1	35%	$15.6	35%	$42.8	35%
State income taxes, net of federal benefit	4.7	7	3.8	9	8.1	6
Plant basis differences	-	-	1.0	2	2.0	2
Investment tax credit amortization	(2.0)	(3)	(2.0)	(4)	(7.4)	(6)
Other, net	.5	1	(2.1)	(5)	1.2	1
Total	$27.3	40%	$16.3	37%	$46.7	38%
Extraordinary item	4.1		-		-
Total	$31.4	40%	$16.3	37%	$46.7	38%
Components of Deferred Income Taxes

     The tax effects of temporary differences that give rise to ACE's net deferred tax liability are shown below. There were no valuation allowances for deferred tax assets as of December 31, 2003 and December 31, 2002.

	2003	2002
	(Dollars in Millions)
Deferred tax liabilities:
Utility plant basis differences	$418.5	$379.8
Deferred recoverable income taxes	5.8	3.6
Payment for termination of purchased power contracts with non-utility electric generators	86.7	97.0
Deferred electric service expenses	61.2	79.0
Other	16.9	26.7

Total deferred tax liabilities	589.1	586.1

Deferred tax assets:
Deferred investment tax credits	13.2	14.2
Other	61.2	63.7

Total deferred tax assets	74.4	77.9

Total deferred taxes, net	$514.7	$508.2

296 ___________________________________________________________________________
(10) PREFERRED STOCK
The preferred stock amounts outstanding are as follows:
		Shares Outstanding		December 31,
Series	Redemption Price	2003	2002	2003	2002
			(Dollars in Millions)
Serial Preferred Stock
$100 per share par value
4.00%-5.00%	$100.00-$105.50	62,305	62,305	$6.2	$6.2
(11) FAIR VALUE OF FINANCIAL INSTRUMENTS
The year-end fair values of certain financial instruments are listed below. The fair values were based on quoted market prices of ACE's securities or securities with similar characteristics.
	2003		2002
	Carry Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Millions)
Investments	$ 6.2	$ 6.2	$ 8.3	$ 8.3
Debentures issued to Financing Trust	$ 25.8	$ 25.8	--	--
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company debentures	$ -	$ -	$ 95.0	$ 95.2
Long-term debt	$497.4	$544.6	$991.6	$1,040.5
Redeemable Serial Preferred Stock	$ 6.2	$ 3.6	$ 6.2	$ 4.1
Transition Bonds issued by ACE Funding	$551.3	$583.1	$425.3	$ 447.7
(12) LONG-TERM PURCHASED POWER CONTRACTS

     As of December 31, 2003, ACE's commitments under long-term purchased power contracts provided ACE 500 megawatts of capacity and varying amounts of firm electricity per hour during each month of a given year. Commitments for purchased capacity under contracts decreased by approximately 200 megawatts in 2003, primarily due to the replacement of the capacity supplied by these contracts with the capacity and energy to be provided by the BGS suppliers that were selected by the NJBPU required auction sale of BGS load. Based on existing contracts as of December 31, 2003, the commitments of ACE during the next five years for capacity and energy under long-term purchased power contracts are estimated to be as follows: $214 million in 2004; $245 million in 2005; $241 million in 2006; $243 million in 2007; and $242 million in 2008.

(13) COMMITMENTS AND CONTINGENCIES
Rate Proceedings

     On February 3, 2003, ACE filed a petition with the NJBPU to increase its electric distribution rates and its Regulatory Asset Recovery Charge (RARC) in New Jersey. The petition was based on actual data for the nine months ended September 30, 2002, and forecasted data for the three months ended December 31, 2002 and sought an overall rate increase of approximately $68.4 million, consisting of an approximately $63.4 million increase in electricity distribution rates and $5 million for recovery of regulatory assets through the RARC. On October 28, 2003, ACE updated the filing with actual data for the full twelve-month test year ended December 31, 2002 and made other corrections. The update supported an overall rate increase of approximately

297 ___________________________________________________________________________

$41.3 million, consisting of a $36.8 million increase in electricity distribution rates and a RARC of $4.5 million. This petition is ACE's first increase request for electric distribution rates since 1991. The requested increase would apply to all rate schedules in ACE's tariff. The Ratepayer Advocate filed testimony on January 3, 2004, proposing an annual rate decrease of $11.7 million. Intervenor groups representing industrial users and local generators filed testimony that did not take a position with respect to an overall rate change but their proposals, if implemented, would affect the way in which an overall rate increase or decrease would be applied to the particular rates under which they receive service. ACE's rebuttal testimony, filed February 20, 2004, makes some changes to its October filing and proposes an overall rate increase of approximately $35.1 million, consisting of a $30.6 increase in distribution rates and a $4.5 million increase in the RARC.

     On July 31, 2003, the NJBPU issued an order transferring to the base rate proceeding consideration of $25.4 million of actual and projected deferred restructuring costs for which ACE was seeking recovery in a separate proceeding, which is discussed below, relating to the restructuring of ACE's electric utility business under the New Jersey Electric Discount and Energy Competition Act (EDECA). In its October 28, 2003 filing, ACE presented testimony supporting recovery of an increase in the amount of deferred restructuring costs recoverable from $25.4 million to $36.1 million, consisting of: (i) $3.7 million associated with BGS costs, (ii) $27.3 million of restructuring transition-related costs and (iii) $5.1 of transition costs related to fossil generation divestiture efforts.

     On December 12, 2003, the NJBPU issued an order also consolidating outstanding issues from several other proceedings into the base rate case proceeding. On December 22, 2003, ACE filed a Motion for Reconsideration in which it suggested that these issues be dealt with in a Phase II to the base rate case to address the outstanding issues identified in the December 12, 2003 Order. After discussion with the parties to the base rate case, it was agreed that a Phase II to the base rate case to these issues, along with the $36.1 million of deferred restructuring costs previously moved into the base rate case, would be initiated in April 2004. ACE cannot predict at this time the outcome of these proceeding.

Stranded Cost Determination and Securitization

     On January 31, 2003, ACE filed a petition with the NJBPU seeking an administrative determination of stranded costs associated with the B. L. England Generating Station. The net after tax stranded costs included in the petition were approximately $151 million. An administrative determination of the stranded costs was needed due to the cancelled sale of the plant. On July 25, 2003 the NJBPU rendered an oral decision approving the administrative determination of stranded costs at a level of $149.5 million. As a result of this order, ACE reversed $10.0 million ($5.9 million after-tax) of previously accrued liability for possible disallowance of stranded costs. This credit to expense is classified as an extraordinary item in PHI's and ACE's Consolidated Statements of Earnings because the original accrual was part of an extraordinary charge resulting from the discontinuation of SFAS No. 71 in conjunction with the deregulation of ACE's energy business in September 1999.

     On February 5, 2003, the NJBPU issued an order on its own initiative seeking input from ACE and the Ratepayer Advocate as to whether and by how much to reduce the 13% pre-tax return that ACE was then authorized to earn on B. L. England. ACE responded on February 18 with arguments that: (1) reduced costs to ratepayers could be achieved legally through timely approvals by the NJBPU of the stranded cost filing made by ACE on January 31, 2003 and a

298 ___________________________________________________________________________

securitization filing made the week of February 10, 2003; and (2) it would be unlawful, perhaps unconstitutional, and a breach of settlement and prior orders for the NJBPU to deny a fair recovery on prudently incurred investment and to do so without evidentiary hearings or other due process. On April 21, 2003, the NJBPU issued an order making the return previously allowed on B. L. England interim, as of the date of the order, and directing that the issue of the appropriate return for B. L. England be included in the stranded cost proceeding. On July 25, 2003, the NJBPU voted to approve a pre-tax return reflecting a 9.75% ROE for the period April 21, 2003 through August 1, 2003. The rate authorized by the NJBPU from August 1, 2003, through such time as ACE securitizes the stranded costs was 5.25%, which the NJBPU represented as being approximately equivalent to the securitization rate. On September 25, 2003, the NJBPU issued a written order memorializing its July 25, 2003 decision.

     On February 14, 2003, ACE filed a Bondable Stranded Costs Rate Order Petition with the NJBPU. The petition requested authority to issue $160 million of Transition Bonds to finance the recovery of stranded costs associated with B. L. England and costs of issuance. On September 25, 2003 the NJBPU issued a bondable stranded cost rate order authorizing the issuance of up to $152 million of Transition Bonds. On December 23, 2003, ACE Funding issued $152 million of Transition Bonds.

Restructuring Deferral

     Pursuant to a July 15, 1999 summary order issued by the NJBPU under EDECA (which was subsequently affirmed by a final decision and order issued March 30, 2001), ACE was obligated to provide basic generation service from August 1, 1999 to at least July 31, 2002 to retail electricity customers in ACE's service territory who did not choose a competitive energy supplier. The order allowed ACE to recover through customer rates certain costs incurred in providing BGS. ACE's obligation to provide BGS was subsequently extended to July 31, 2003. At the allowed rates, for the period August 1, 1999 through July 31, 2003, ACE's aggregate allowed costs exceeded its aggregate revenues from supplying BGS. These under-recovered costs were partially offset by a $59.3 million deferred energy cost liability existing as of July 31, 1999 (LEAC Liability) that was related to ACE's Levelized Energy Adjustment Clause and ACE's Demand Side Management Programs. ACE established a regulatory asset in an amount equal to the balance.

     On August 1, 2002, ACE filed a petition with the NJBPU for the recovery of approximately $176.4 million in actual and projected deferred costs relating to the provision of BGS and other restructuring related costs incurred by ACE over the four-year period August 1, 1999 through July 31, 2003. The deferred balance is net of the $59.3 offset for the LEAC Liability. The petition also requests that ACE's rates be reset as of August 1, 2003 so that there will be no under-recovery of costs embedded in the rates on or after that date. The increase sought represents an overall 8.4% annual increase in electric rates and is in addition to the base rate increase discussed above. ACE's recovery of the deferred costs is subject to review and approval by the NJBPU in accordance with EDECA.

     On July 31, 2003, the NJBPU issued a summary order permitting ACE to begin collecting a portion of the deferred costs and to reset rates to recover on-going costs incurred as a result of EDECA. The summary order approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003. The summary order also transferred to ACE's pending base rate case for further consideration approximately $25.4 million of the deferred balance. The NJBPU estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery

299 ___________________________________________________________________________

by ACE. Since the amounts included in this decision are based on estimates through July 31, 2003, the actual ending deferred cost balance will be subject to review and finalization by the NJPBU and ACE. The approved rates became effective on August 6, 2003. Based on an analysis of the summary order and in accordance with prevailing accounting rules, ACE recorded a charge of $27.5 million ($16.3 million after-tax) during the second quarter of 2003. This charge is in addition to amounts previously accrued for disallowance. ACE believes the record does not justify the level of disallowance imposed by the NJBPU. ACE is awaiting the final written order from the NJBPU and is evaluating its options related to this decision. The NJBPU's action is not appealable until a final written order has been issued.

Environmental Matters and Litigation

     ACE is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. ACE's subsidiaries may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices.

     In June 1992, EPA identified ACE as a PRP at the Bridgeport Rental and Oil Services (BROS) Superfund Site in Logan Township, New Jersey. In September 1996, ACE along with other PRPs signed a consent decree with EPA and NJDEP to address remediation of the site. ACE's liability is limited to 0.232 percent of the aggregate remediation liability and thus far ACE has made contributions of approximately $105,000. A Phase 2 RI/FS to address groundwater and possible wetlands contamination at the site that was to have been completed in September 2003 is significantly behind schedule, so ACE is not able to predict if it may be required to make additional contributions. Based on information currently available, ACE may be required to contribute approximately an additional $52,000. ACE believes that its liability at this site will not have a material adverse effect on its financial condition or results of operations.

     In November 1991, NJDEP identified ACE as a PRP at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an administrative consent order with NJDEP to remediate the site. The soil cap remedy for the site has been completed and the NJDEP conditionally approved the report submitted by the parties on the implementation of the remedy in January 2003. In December 2003, the PRP group submitted to NJDEP for approval a Ground Water Sampling and Analysis Plan. The results of groundwater monitoring over the first year of this ground water sampling plan will help to determine the extent of post-remedy operation and maintenance costs. In March 2003, EPA demanded from the PRP group reimbursement for EPA's past costs at the site, totaling $168,789. The PRP group objected to the demand for certain costs, but agreed to reimburse EPA approximately $19,000.

300 ___________________________________________________________________________

(14) QUARTERLY FINANCIAL INFORMATION

     The quarterly data presented below reflect all adjustments necessary in the opinion of management for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations, differences between summer and winter rates, and the scheduled downtime and maintenance of electric generating units.

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in Millions)
Total Operating Revenue	$301.2	$256.5	$410.8	$267.5	$1,236.0
Total Operating Expenses	275.6	244.0	351.1	245.2	1,116.0
Operating Income	25.6	12.5	59.7	22.3	120.0
Other Expenses	(11.0)	(10.5)	(14.3)	(13.6)	(49.4)
Distributions on Preferred Securities of Subsidiary Trust	1.4	.5	-	-	1.8
Income Before Income Tax Expense	13.2	1.5	45.4	8.7	68.8
Income Taxes	5.1	.3	18.4	3.5	27.3
Income Before Extraordinary Item	8.1	1.2	27.0	5.2	41.5
Extraordinary Item	-	5.9	-	-	5.9
Net Income	8.1	7.1	27.0	5.2	47.4
Dividends on Preferred Stock	.1	.1	.1	-	.3
Earnings Available for Common Stock	8.0	7.0	26.9	5.1	47.1
	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in Millions)
Total Operating Revenue	$221.0	$241.6	$365.6	$256.5	$1,084.7
Total Operating Expenses	199.1	206.3	343.3	247.7	996.4
Operating Income	21.9	35.3	22.3	8.8	88.3
Other Expenses	(11.1)	(9.5)	(7.3)	(8.4)	(36.2)
Distributions on Preferred Securities of Subsidiary Trust	1.9	1.9	1.9	1.9	7.6
Income Before Income Tax Expense	8.9	23.9	13.1	(1.5)	44.5
Income Taxes	3.9	10.0	3.9	(1.5)	16.3
Net Income	5.0	13.9	9.2	-	28.2
Dividends on Preferred Stock	.3	.3	.1	-	.7
Earnings Available for Common Stock	4.7	13.6	9.1	-	27.5
301 ___________________________________________________________________________
THIS PAGE LEFT INTENTIONALLY BLANK.
302 ___________________________________________________________________________

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None for all registrants.
Item 9A. CONTROLS AND PROCEDURES
Pepco Holdings, Inc.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that the company files with or submits to the Securities and Exchange Commission (the SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by the company in the reports that we file under the Exchange Act is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the quarter ended December 31, 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

303 ___________________________________________________________________________

     During the quarter ended December 31, 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the quarter ended December 31, 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, the company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the quarter ended December 31, 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

304 ___________________________________________________________________________
Part III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Pepco Holdings, Inc.

     The information required by this Item 10 with regard to PHI, with the exception of the information set forth under the heading "Executive Officers of PHI and Pepco," is incorporated by reference to PHI's definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about April 1, 2004.

Potomac Electric Power Company

     The directors of Pepco at March 12, 2004,all of whom are executive officers of PHI, are listed below. Each director's business experience during the past five years, including each director's principal occupation and employment with PHI or its subsidiaries, is presented under the heading "Executive Officers of PHI and Pepco" below.

Pepco does not have an audit committee and, accordingly, has no "audit committee financial expert" as that term is defined under Item 401(h) of SEC Regulation S-K.
PHI has adopted a code of ethics (which is encompassed within PHI's Code of Business Conduct and Ethics) that applies to Pepco's Chief Executive Officer and senior financial officers.
•

John M. Derrick, Jr. - Mr. Derrick is Chairman of the Board of Pepco, a position he has held since April 1999. His current term as director is from November 17, 2003, until the next succeeding Annual Meeting, and until his successor has been elected and qualified. Mr. Derrick is also a director of Washington Real Estate Investment Trust.

•

Thomas S. Shaw - Mr. Shaw has been a director of Pepco since August 1, 2002. His current term as director is from November 17, 2003, until the next succeeding Annual Meeting, and until his successor has been elected and qualified.

•

William J. Sim - Mr. Sim has been a director of Pepco since August 1, 2002. His current term as director is from November 17, 2003, until the next succeeding Annual Meeting, and until his successor has been elected and qualified. Mr. Sim is also a director of Williams Industries Inc.

•

William T. Torgerson - Mr. Torgerson has been a director of Pepco since August 1, 2002. His current term as director is from November 17, 2003, until the next succeeding Annual Meeting, and until his successor has been elected and qualified.

•

Andrew W. Williams - Mr. Williams has been a director of Pepco since August 1, 2002. His current term as director is from November 17, 2003, until the next succeeding Annual Meeting, and until his successor has been elected and qualified.

•

Dennis R. Wraase - Mr. Wraase has been a director of Pepco since 1998. His current term as director is from November 17, 2003, until the next succeeding Annual Meeting, and until his successor has been elected and qualified.

305 ___________________________________________________________________________
Executive Officers of PHI and Pepco

     The names of the executive officers of Pepco Holdings and Pepco and the positions they hold as of March 12, 2004 and their ages (as of March 12, 2004) are set forth in the following table. Their business experience during the past five years is set forth in the footnotes to the following table.

PEPCO HOLDINGS
Name	Age	Office and Length of Service
John M. Derrick, Jr.	63	Chairman 8/02 - Present (1)
Dennis R. Wraase	59	President and CEO 6/03 - Present (2)
William T. Torgerson	59	Vice Chairman and General Counsel 6/03 - Present (3)
Thomas S. Shaw	56	Executive Vice President 8/02 - Present (4)
Andrew W. Williams	54	Senior Vice President and CFO 8/02 - Present (5)
Ed R. Mayberry	56	Senior Vice President 8/02 - Present (6)
John D. McCallum	54	Senior Vice President 8/02 - Present (7)
Beverly L. Perry	56	Senior Vice President 10/02 - Present (8)
Joseph M. Rigby	47	Senior Vice President 8/02 - Present (9)
William J. Sim	59	Senior Vice President 8/02 - Present (10)
William H. Spence	47	Senior Vice President 8/02 - Present (11)
James P. Lavin	56	Vice President and Controller 8/02 - Present (12)
PEPCO
Name	Age	Office and Length of Service
John M. Derrick, Jr.	63	Chairman 4/99 - Present (1)
Dennis R. Wraase	59	CEO 8/02 - Present (2)
Andrew W. Williams	54	Senior Vice President and CFO 1/01 - Present (5)
William J. Sim	59	President 8/02 - Present (10)
306 ___________________________________________________________________________
PEPCO
Name	Age	Office and Length of Service
James P. Lavin	56	Vice President and Controller 8/02 - Present (12)
Kirk J. Emge	54	General Counsel 8/02 - Present (13)
Anthony J. Kamerick	56	Vice President and Treasurer 4/94 - Present (14)
(1)

Mr. Derrick was Chief Executive Officer of PHI from August 2002 until June 2003. Mr. Derrick was President of Pepco from December 1992 until May 2000 and Chief Executive Officer from October 1997 to April 1999. He has served as a director of Pepco since 1994.

(2)

Mr. Wraase was President and Chief Operating Officer of PHI from August 2002 until June 2003 and President and Treasurer from February 2001 until August 2002. Mr. Wraase has been Chief Executive Officer of Pepco since August 2002. He was President and Chief Operating Officer of Pepco from January 2001 until August 2002, President and Chief Financial Officer from May 2000 until December 2000, Executive Vice President and Chief Financial Officer from April 1999 until May 2000 and Senior Vice President and Chief Financial Officer from April 1996 until April 1999.

(3)

Mr. Torgerson was Executive Vice President and General Counsel of PHI from August 2002 until June 2003 and Secretary from February 2001 until August 2002. Mr. Torgerson served as Executive Vice President and General Counsel of Pepco from January 2001 until August 2002 and from April 1994 to December 2000 as Senior Vice President and General Counsel of Pepco.

(4)	Mr. Shaw has served as President and Chief Operating Officer of Conectiv since September 2000. From March 1998 to September 2000 he served as Executive Vice President of Conectiv.
(5)	Mr. Williams has served as Senior Vice President and Chief Financial Officer of Pepco since January 2001. He was Group Vice President from April 1997 until December 2000.
(6)	Dr. Mayberry has served as President and Chief Executive Officer of Pepco Energy Services since May 1995.
(7)	Mr. McCallum has served as President and Chief Executive Officer of PCI since May 1999. From December 1996 to May 1999, he was President of PCI.
(8)	Ms. Perry served as Vice President of Pepco from April 1999 to August 2002. From March 1997 to April 1999, she served as General Manager of Pepco.
(9)

Mr. Rigby has served as President since July 2001 and Chief Executive Office of ACE since August 2002; President of DPL since August 2002; and Senior Vice President of Conectiv since September 2000. From July 1998 to September 2000, he served as Vice President of Conectiv.

(10)

Mr. Sim has served as President and Chief Operating Officer of Pepco since August 2002 and was Senior Vice President of Pepco from January 2001 until August 2002 and Group Vice President from April 1997 until December 2000.

307 ___________________________________________________________________________
(11)

Mr. Spence has served as President and Chief Operating Officer, Conectiv Energy since August 2002 and as Senior Vice President of Conectiv since September 2000. From July 1998 to September 2000, he served as Vice President and General Manager, Conectiv.

(12)

Mr. Lavin has served as Vice President and Controller of Conectiv and Pepco since August 2002, Controller of ACE since March 1998, Vice President since August 2002 and Controller of DPL since March 1998, and Chief Financial Officer of ACE Funding since August 2002. From March 1998 until August 2002, he was Controller of Conectiv.

(13)	Mr. Emge was Vice President of Pepco from April 1994 until August 2002. He has also served as Vice President of Pepco Holdings since August 2002.
(14)	Mr. Kamerick served as Comptroller of Pepco from January 2002 until August 2002. He has also served as Vice President and Treasurer of Pepco Holdings since August 1, 2002.
No director or executive officer of PHI or Pepco has a "family relationship" with any other director or executive officer of PHI or Pepco.

     Each PHI executive officer serves until the next succeeding Annual Meeting, and until their successors have been elected and qualified. The current term of office of each Pepco executive officer is from November 17, 2003, until the next succeeding Annual Meeting, and until their successors have been elected and qualified.

INFORMATION UNDER THIS ITEM CONCERNING DPL AND ACE HAS BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION I TO FORM 10-K.
Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the directors and executive officers of a company with a class of equity securities registered under Section 12 of the Exchange Act and any beneficial owner of more than 10% of any class of a company's equity securities to file with the SEC reports of holdings in the company's equity securities. Pepco has recently determined that none of its directors and officers timely filed Forms 3 when in August 2003 the Pepco serial preferred stock was registered under Section 12(g) of the Exchange Act. Pepco understands that each such director or officer intends to promptly file the required Form 3, which in each case will disclose that none of the Pepco directors and officers owns any equity securities of Pepco.

Item 11. EXECUTIVE COMPENSATION
Pepco Holdings, Inc.

     The information required by this Item 11 with regard to PHI is incorporated herein by reference to its definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about April 1, 2004.

Potomac Electric Power Company

     The following table sets forth compensation information for each of the last three fiscal years ended December 31, for the Chairman and the four other most highly compensated executive officers of Pepco determined on the basis of aggregate salary and bonus for the year ended December 31, 2003 (collectively, the Pepco Named Executive Officers). The information presented in the table from and after August 1, 2002 reflects compensation paid by PHI or its subsidiaries, and for periods prior to August 1, 2002 reflects compensation paid by Pepco.

308 ___________________________________________________________________________
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Incentive Plan Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Restricted Stock (2)	Options (3)	Incentive Plan Payouts (4)	All Other Compen- sation(5)
John M. Derrick, Jr. Chairman	2003 2002 2001	$805,000 727,000 640,000	$0 493,997 204,329	$37,180 31,509 26,701	$0 545,752 0	0 119,900 119,900	$0 90,513 635,097	$26,737 33,824 61,480

Dennis R. Wraase Chief Executive Officer	2003 2002 2001	$558,333 455,333 423,667	$0 257,833 135,156	$8,124 7,063 6,142	$299,997 205,916 0	0 48,000 48,000	$0 58,946 283,186	$29,488 22,673 38,688

Andrew W. Williams Senior Vice President and Chief Financial Officer	2003 2002 2001	$320,000 292,000 266,667	$0 132,276 85,137	$0 0 0	$0 121,193 0	0 30,000 30,000	$0 31,800 80,666	$14,858 13,206 24,490

William J. Sim President and Chief Operating Officer	2003 2002 2001	$275,000 262,333 251,667	$0 105,195 113,250	$0 0 0	$0 79.789 0	0 30,000 30,000	$0 31,800 79,333	$15,015 12,924 22,732

Kirk J. Emge General Counsel	2003 2002 2001	$225,000 216,000 206,667	$0 64,962 62,000	$0 0 0	$0 35,030 0	0 5,100 5,100	$28,881 0 0	$10,973 10,568 17,299
(1)

Other Annual Compensation.    Amounts in this column for each year represent above-market earnings earned by the executive on deferred compensation under the PHI Deferred Compensation Plan assuming retirement at age 65. The amounts are reduced if the executive terminates employment prior to age 62 for any reason other than death, total or permanent disability or a change in control of PHI. In the event of a change in control and termination of the participant's employment, a lump sum payment will be made equal to the net present value of the expected payments at age 65 discounted using the Pension Benefit Guaranty Corporation immediate payment interest rate plus one-half of one percent. Payments to the executives are funded by PHI-owned life insurance policies held in trust. PHI has purchased such policies on participating individuals under a program designed so that if assumptions as to mortality experience, policy return and other factors are realized, the compensation deferred and the death benefits payable to PHI under such insurance policies will cover all premium payments and benefit payments projected under this program, plus a factor for the use of PHI funds.

309 ___________________________________________________________________________
(2)

Restricted Stock.    The amount In this column for 2003 for Mr. Wraase represents the dollar value on the grant date of restricted shares of common stock of PHI awarded under PHI's Long-Term Incentive Plan. The restricted shares granted to Mr. Wraase in 2003 vest on June 1, 2006 if he is continuously employed by PHI through that date. Amounts in this column for 2002 represent the dollar value on the grant date of restricted shares of PHI common stock awarded to each of Messrs. Derrick, Wraase, Williams, Sim and Emge under the Merger Success Integration Program implemented under PHI's Long-Term Incentive Plan. The dollar value in each case is calculated by multiplying the number of restricted shares by the market price of the PHI common stock on the grant date. Twenty percent of the restricted shared granted in 2002 vested on August 1, 2003. The remaining vest as follows: 30% on August 1, 2004, and the remaining 50% on August 1, 2005 if the executive remains employed by PHI through those dates. In each case, the dollar value is calculated by multiplying the number of restricted shares by the market price of the PHI common stock on the grant date and has not been adjusted to reflect that the shares are restricted. Dividends are paid on the restricted shares.

The number and aggregate market value of all restricted shares of PHI common stock held by each of the Pepco Named Executive Officers at December 31, 2003 were: 22,123 with a market value of $434,053 for Mr. Derrick, 23,169 shares with a market value of $454,576 for Mr. Wraase, 4,913 shares with a market value of $96,393 for Mr. Williams, 3,234 shares with a market value of $63,451 for Mr. Sim and 1,420 shares with a market value of $27,860 for Mr. Emge.

(3)

Options.    Amounts in this column for each of the executives represent the stock options granted under the Pepco Long-Term Incentive Plan. At the time of the merger, these options were converted on a one-for-one basis into options to purchase PHI common stock.

(4)

Incentive Plan Payouts.    Amounts in this column for the executives represent the value of vested shares of common stock under the Performance Restricted Stock Program, a component of PHI's Long-Term Incentive Plan. The amount shown for 2003 for Mr. Emge is for the performance based award from the Merger Integration Success Plan for the 2003 plan period. The amounts shown for 2002 consist of 33 1/3% of the common stock award from the one-year performance cycle ended December 31, 1999 (the One-Year 1999 Cycle), 33 1/3% of the common stock award from the eight-month performance cycle ended December 31, 1999 (the Eight-Month 1999 Cycle), and 100% of the common stock award from the three-year cycle ended December 31, 2002 that vested on January 1, 2003. The amounts shown for 2001 consist of 33 1/3% of the common stock award from the One-Year 1999 Cycle, 33 1/3% of the common stock award from the Eight-Month 1999 Cycle and 100% of the common stock from the three-year cycle ended December 31, 2001 that vested on January 1, 2002. The value of the vested common stock was calculated by multiplying the number of vested shares by the market price of the common stock on the day proceeding the vesting date.

(5)

All Other Compensation.    Amounts in this column for 2003 consist of (i) PHI's contributions to the Pepco Savings Plan for Exempt Employees of $9,250, $9,250, $5,002 $9,250 and $9,250 for Messrs. Derrick, Wraase, Williams, Sim and Emge, respectively, (ii) PHI contributions to the Executive Deferred Compensation Plan due to Internal Revenue Service limitations on maximum contributions to the Pepco Savings Plan for Exempt Employees of $5,132, $14,734, $7,920, $2,261 and $619 for Messrs. Derrick, Wraase, William, Sim and Emge, respectively, and (iii) the term life insurance paid by PHI was $12,355, $5,504, $1,936, $3,504 and $1,104 for Messrs. Derrick, Wraase, Williams, Sim and Emge, respectively.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
			Number of Shares Underlying Unexercised Options at End of Fiscal Year		Value of Unexercised In-the-Money Options at End of Fiscal Year (6)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
John M. Derrick, Jr.	0	0	288,235	179,850	0	0
Dennis R. Wraase	0	0	93,843	72,000	0	0
Andrew W. Williams	0	0	44,159	40,075	0	0
William J. Sim	0	0	44,159	40,075	0	0
Kirk J. Emge	0	0	7,650	7,650	0	0

310 ___________________________________________________________________________
(6)

    The value of unexercised in-the-money stock options at December 31, 2003 is calculated by multiplying the number of shares by the amount by which the fair market value of the PHI common stock on the last trading day of 2003, as reported by the New York Stock Exchange, exceeds the option exercise price. The closing price of the PHI common stock on the last trading day of 2003 was less than the option exercise prices, making the value of the unexercised in-the-money options zero.

LONG-TERM INCENTIVE PLAN-AWARDS IN LAST FISCAL YEAR
Name	Performance or Other Period Until Maturation or Payout	Threshold Number of Shares	Target Number of Shares	Maximum Number of Shares
John M. Derrick, Jr.	2004-2006 2003-2005	0 0	26,400 11,465	52,800 22,931

Dennis R. Wraase	2004-2006 2003-2005	0 0	39,300 4,327	78,600 8,654

Andrew W. Williams	2004-2006 2003-2005	0 0	12,200 2,547	24,400 5,094

William J. Sim	2004-2006 2003-2005	0 0	10,500 1,676	21,000 3,353

Kirk J. Emge	2004-2006	0	4,900	9,800

     The preceding table sets forth the performance award opportunities granted to the Pepco Named Executive Officers in 2003 in accordance with the Performance Restricted Stock Program and the Merger Integration Success Program established under PHI's Long-Term Incentive Plan. The awards consist of new awards made in 2003 and for Messrs. Derrick, Wraase, Williams and Sim an extension of the performance period for certain awards made in 2002. The new 2003 awards relate to performance over a three-year period beginning in 2004 and ending in 2006. The performance measure is PHI's total shareholder return compared to other companies in a peer group comprised of 20 gas and electric distribution companies. A participant is eligible to earn a number of shares of PHI common stock ranging from 0% to 200% of the target performance award to the extent that the performance objectives are achieved. The performance objectives are fixed at the time the awards are made. However, if, during the course of a performance period, a significant event occurs, as determined in the sole discretion of the PHI Compensation/Human Resources Committee, which the Committee expects to have a substantial effect on total shareholder performance during the period, the Committee may revise such measures.

     In 2002, PHI granted performance award opportunities under which the recipient would have been entitled to earn some or all of the maximum award of shares of PHI common stock based on PHI's performance and the extent to which operating efficiencies and expense reduction goals were attained through December 31, 2003 including maximum awards to Messrs. Derrick, Wraase, Williams and Sim of 20,741, 7,826, 4,606, and 3,033 shares, respectively. Although the goals were met in 2003, the PHI Compensation/Human Resources Committee determined that the shares awarded to Messrs. Derrick, Wraase, Williams and Sim would not vest until 2005 and then only if the cost reduction goals were maintained and PHI's financial performance is satisfactory. The shares awarded to Mr. Emge did vest and the dollar amount of the vested award is shown in the Summary Compensation Table under the heading "Incentive Plan Payouts." The additional shares awarded in

311 ___________________________________________________________________________

this performance period reflect a reallocation of shares forfeited by PHI executives who did not meet performance objectives as well as a number of shares reflecting accrued dividends for the period August 1, 2002 through December 31, 2003.

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

The Pepco Holdings Retirement Plan consists of the Pepco General Retirement Plan and the Conectiv Retirement Plan.

     The Pepco General Retirement Plan provides participating employees with at least five years of service with retirement benefits based on the participant's average salary (the term "salary" being equal to the amounts contained in the Salary column of the Summary Compensation Table) for the final three years of employment and the number of years of credited service under the Plan at the time of retirement. Normal retirement under this Plan is age 65. Plan benefits are subject to an offset for any Social Security benefits. Benefits under the Plan may be reduced under provisions of the Internal Revenue Code and by salary deferrals under Pepco's deferred compensation plans (other than the participant's pre-tax contributions made under the Savings Plan). If an executive's retirement benefits under the Plan are reduced by any such limitations, Pepco will pay a supplemental retirement benefit to the eligible executive that is designed to maintain total retirement benefits at the formula level of the Plan. In addition, for executives who retire at age 59 or older, their retirement benefit will be calculated by adding the average of the highest three annual incentive awards in the last five consecutive years to their average salary over the final three years of their employment. The annual incentive amounts are equal to the amounts shown in the Bonus column of the Summary Compensation Table. The current age, years of credited service and compensation used to determine retirement benefits (including supplemental benefits) for the officers named in the Summary Compensation Table who are participants in the Plan are as follows: Mr. Derrick, age 64, 40 years of credited service and $1,041,832; Mr. Wraase, age 60, 34 years of credited service and $667,573; Mr. Williams, age 54, 29 years of credited service and $395,761, Mr. Sim, age 59, 34 years of credited service and $364,542; and Mr. Emge, age 54, 17 years of credited service and $279,958. Annual benefits at age 65 (including the effect of the Social Security offset) are illustrated in the table above.

312 ___________________________________________________________________________
Director Compensation
The directors of Pepco, all of whom are executive officers of PHI, are not separately compensated for their service as directors.
Employment and Severance Agreements

     Messrs. Derrick, Wraase, Williams and Sim each have employment agreements with PHI. Mr. Derrick's agreement was amended, effective October 1, 2003, to reflect his intent to retire from PHI prior to April 1, 2005. As amended, Mr. Derrick's agreement provides for his employment through no later than June 1, 2004. Mr. Wraase's agreement provides for employment through August 1, 2007, and automatically extends until April 1, 2009, unless either PHI or the executive gives notice that it shall not be extended. Mr. Williams' and Mr. Sims' agreements provide for their employment through August 1, 2005, and automatically extend for successive periods of three years thereafter, unless either PHI or the executive has given notice that it shall not be so extended. Each of the employment agreements provides that the executive (i) will receive an annual salary in an amount not less than his base salary in effect as of August 1, 2002, and incentive compensation as determined by the PHI Board of Directors and (ii) will be entitled to participate in retirement plans, fringe benefit plans, supplemental benefit plans and other plans and programs, on the same basis as other senior executives of PHI.

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

313 ___________________________________________________________________________

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

     Mr. Emge has entered into a severance agreement with Pepco. The severance agreement provides for the payment of severance benefits to the executive if, within two years following a change in control, any of the following events occur: (i) termination of the employment of the executive by Pepco (or a successor company), other than for cause, death, disability or voluntary normal retirement; (ii) termination of employment by the executive for "good reason," defined as the assignment of duties materially inconsistent with the executive's duties prior to the change in control or a material reduction or alteration of his duties, a reduction in the executive's salary or relocation of the executive by more than 50 miles; (iii) the failure or refusal by a successor company to assume Pepco's obligations under the agreement; or (iv) a material breach of the agreement by Pepco (or a successor company). The executive also is entitled to severance benefits upon (i) the termination of the executive's employment without cause in contemplation of, but prior to, a change in control or (ii) the occurrence of an event, in contemplation of, but prior to a change in control, constitution "good reason" followed by the executive's voluntary termination of employment within two years after a change in control. The severance benefits consist of: (i) an amount equal to two times the executive's annual base salary (in effect at the time of termination) and annual bonus (average of annual target bonuses during the three years prior to termination) paid in 24 equal monthly installments and (ii) certain welfare benefits for a three-year period after the date of termination. The agreement also provides that the executive is entitled to receive a gross-up payment equal to the amount of any federal excise taxes imposed upon compensation payable upon termination and the additional taxes that result from such payment.

Compensation Committee Interlocks and Insider Participation

     All compensation decisions with respect to the executive officers of Pepco are made by the Compensation/Human Resources Committee of PHI. Each member of the PHI Compensation/Human Resources Committee is an "independent director" as that term is defined by PHI's corporate governance guidelines and the listing standards of the New York Stock Exchange.

INFORMATION UNDER THIS ITEM CONCERNING DPL AND ACE HAS BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTIONS I TO FORM 10-K.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Pepco Holdings, Inc.

     The information required by Item 12 for Pepco Holdings concerning the security ownership of certain beneficial owners and management is incorporated herein by reference to its definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about April 1, 2004.

The following table provides information as of December 31, 2003, with respect to the shares of PHI's common stock that may be issued under PHI's existing equity compensation plans.
314 ___________________________________________________________________________
Equity Compensation Plans Information
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Shareholders (1)	(2)	(2)	9,761,754

Equity Compensation Plans Not Approved by Shareholders (3)	0	0	97,964

Total	0	0	9,859,718
(1) Consists solely of the Pepco Holdings, Inc. Long-Term Incentive Plan.

(2) In connection with the merger of Pepco and Conectiv (i) outstanding options granted under the Potomac Electric Power Company Long-Term Incentive Plan were converted into options to purchase 1,365,941 shares of PHI common stock and (ii) options granted under the Conectiv Incentive Compensation Plan were converted into options to purchase 756,660 shares of PHI common stock, of which 7,564 were forfeited in 2003. Collectively, these outstanding options to purchase an aggregate of 2,115,037 shares of PHI common stock have a weighted average exercise price of $21.8131.

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
The following table sets forth, as of February 2, 2004, for each Pepco director, the Pepco Named Executive Officers and all Pepco directors and Pepco
315 ___________________________________________________________________________

executive officers as a group (i) the number of shares of common stock, $.01 par value, of PHI common stock beneficially owned, (ii) the number of shares of PHI common stock that could be purchased through the exercise of stock options then-currently exercisable or that are scheduled to become exercisable within 60 days thereafter, and (iii) the total beneficial ownership. The common stock is PHI's only class of equity securities. None of the listed persons beneficially owns shares of any class of equity securities of Pepco. Each of the individuals listed, and all directors and executive officers as a group, beneficially owned less than 1% of the outstanding shares of PHI common stock.

Name of Beneficial Owner	Shares of Common Stock Owned (1)	Common Stock Acquirable Within 60 Days	Total Beneficial Ownership (2)
John M. Derrick, Jr. (3)	90,614	378,160	468,774
Thomas S. Shaw	84,781	0	84,781
William T. Torgerson	28,324	93,843	122,167
Andrew W. Williams	33,095	61,734	94,829
Dennis R. Wraase	60,446	129,843	190,289
William J. Sim	21,602	61,734	83,336
Kirk J. Emge (4)	13,867	11,475	25,342
All Directors and Executive Officers as a Group (9 Individuals)	361,818	748,264	1,110,082

(1)  Includes shares held under Pepco Holdings' Dividend Reinvestment Plan and Employee Savings Plans. Also includes shares awarded under the Pepco Holdings' Long-Term Incentive Plan that will vest over time if the executive officer has the right to vote the shares. Unless otherwise noted, each beneficial owner has sole voting power.

(2) Consists of the sum of the two preceding columns.

(3)  Includes 42,515 shares owned by Mr. Derrick's spouse. Mr. Derrick disclaims beneficial ownership of these shares. Also includes 6,269 shares held in a trust of which Mr. Derrick is Trustee for the benefit of an adult child and 888 shares held in a trust of which Mr. Derrick is Trustee for the benefit of a minor grandchild.

(4) Includes 1,070 shares owned by Mr. Emge's spouse. Mr. Emge disclaims beneficial ownership of these shares.
INFORMATION UNDER THIS ITEM CONCERNING DPL AND ACE HAS BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION I TO FORM 10-K.
316 ___________________________________________________________________________

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Pepco Holdings, Inc.
None.
Potomac Electric Power Company
None.
INFORMATION UNDER THIS ITEM CONCERNING DPL AND ACE HAS BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION I TO FORM 10-K.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 with respect to Pepco Holdings (which includes the information required with respect to Pepco) is incorporated herein by reference to Pepco Holdings' definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about April 1, 2004.

Part IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) Documents List
1. FINANCIAL STATEMENTS
The financial statements filed as part of this report consist of:
(a) The financial statement of each registrant set forth in Item 8. "Financial Statements and Supplemental Data."

     (b) Pursuant to Item 3-09 of SEC Regulation S-X, the following financial statements of Starpower Communications, LLC, an unconsolidated entity in which an indirect subsidiary of Pepco Holdings owns a 50% equity interest, are attached as Exhibit 99.1:

(1) Balance Sheets dated December 31, 2003 and 2003;
(2) Statements of Operations for the years ended December 31, 2003, 2002 and 2001;
(3) Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001; and
(4) Notes to Financial Statements.
2. FINANCIAL STATEMENT SCHEDULES

     All other financial statement schedules, other than those included below, are omitted because either they are not applicable, or the required information is presented in the financial statements, which are included in Item 8. "Financial Statements and Supplemental Data," herein.

Schedule II (Valuation and Qualifying Accounts) for each registrant is submitted below:
317 ___________________________________________________________________________

PEPCO HOLDINGS
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(Millions of Dollars)
Year Ended December 31, 2003 Allowance for uncollectible accounts -customer and other accounts receivable	$37.3	$33.5	$ .9	$(28.2)	$43.5
Year Ended December 31, 2002 Allowance for uncollectible accounts -customer and other accounts receivable	$9.5	$13.1	$ .8	$13.9	$37.3
Year Ended December 31, 2001 Allowance for uncollectible accounts -customer and other accounts receivable	$9.0	$ 6.9	$1.3	$(7.7)	$ 9.5
(a)	Collection of accounts previously written off.
(b)	Due to the consummation of the merger this amount includes the transfer of Conectiv balances onto Pepco Holdings accounts, net of uncollectible accounts written off.

PEPCO
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(Millions of Dollars)
Year Ended December 31, 2003 Allowance for uncollectible accounts -customer and other accounts receivable	$3.6	$20.2	$ .9	$(6.3)	$18.4
Year Ended December 31, 2002 Allowance for uncollectible accounts -customer and other accounts receivable	$9.5	$5.7	$ .8	$(12.4)	$3.6
Year Ended December 31, 2001 Allowance for uncollectible accounts -customer and other accounts receivable	$9.0	$6.9	$1.3	$(7.7)	$9.5

(a) Collection of accounts previously written off.
(b) Uncollectible accounts written off.
318 ___________________________________________________________________________

DPL
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(Millions of Dollars)
Year Ended December 31, 2003 Allowance for uncollectible accounts -customer and other accounts receivable	$14.2	$ 6.4	-	$(10.5)	$10.1
Year Ended December 31, 2002 Allowance for uncollectible accounts -customer and other accounts receivable	$17.3	$13.6	-	$(16.7)	$14.2
Year Ended December 31, 2001 Allowance for uncollectible accounts -customer and other accounts receivable	$16.3	$15.5	-	$(14.5)	$17.3

(a) Collection of accounts previously written off.
(b) Uncollectible accounts written off.

ACE
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(Millions of Dollars)
Year Ended December 31, 2003 Allowance for uncollectible accounts -customer and other accounts receivable	$9.1	$ 2.1	-	$(5.9)	$5.3
Year Ended December 31, 2002 Allowance for uncollectible accounts -customer and other accounts receivable	$7.8	$13.4	-	$(12.1)	$9.1
Year Ended December 31, 2001 Allowance for uncollectible accounts -customer and other accounts receivable	$4.4	$11.3	-	$(7.9)	$7.8

(a) Collection of accounts previously written off.
(b) Uncollectible accounts written off.
319 ___________________________________________________________________________
3. Exhibits required by Securities and Exchange Commission Regulation S-K (summarized below).
EXHIBITS

     The documents listed below are being filed or have previously been filed on behalf of Pepco Holdings, Inc. (PHI), Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL) and Atlantic City Electric company (ACE) and are incorporated herein by reference from the documents indicated and made a part hereof.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference
2	PHI Pepco	Agreement and Plan of Merger, dated as of February 9, 2001, among PHI (formerly New RC, Inc.), Pepco and Conectiv	Exh. 2 to Pepco's Form 8-K, 2/13/01.
2.1	DPL ACE	Amended and Restated Agreement and Plan of Merger, dated as of December 26, 1996, between DPL, Atlantic Energy, Inc., Conectiv and DS Sub, Inc.	Exh. 2(a) to Conectiv's Registration Statement No. 333-18843, 12/26/96.
3.1	PHI	Certificate of Incorporation of PHI	Exh. 3.1 to Form 8-K, 8/2/02.
3.1.1	Pepco	Restated Articles of Incorporation and Articles of Restatement of Pepco	Filed herewith.
3.1.2	DPL	Articles of Restatement of Certificate and Articles of Incorporation (filed in Virginia 8/8/02)	Exh. B.35.1 to PHI's Amendment No. 1 to Form U5B, 2/13/02.
3.1.3	DPL	Corrected Restated Certificate and Articles of Incorporation (filed in Delaware 8/16/02)	Exh. B.35.4 to PHI's Amendment No. 1 to Form U5B, 2/13/02.
3.1.4	DPL	Articles of Correction (filed in Virginia 8/16/02)	Exh. B.35.3 to PHI's Amendment No. 1 to Form U5B, 2/13/02.
3.1.5	ACE	Restated Certificate of Incorporation (filed in New Jersey 8/09/02)	Exh. B.8.1 to PHI's Amendment No. 1 to Form U5B, 2/13/03.
3.2.1	PHI	By-Laws	Exh. 3.1 to PHI's Form 10-Q, 8/134/03.
3.2.2	Pepco	By-Laws	Exh. 3 to Pepco's Form 10-Q, 5/14/03.
3.2.3	DPL	Amended and Restated By-Laws (adopted 8/08/02)	Exh. B.35.2 to PHI's Amendment No. 1 to Form U5B, 2/13/02.
3.2.4	ACE	Amended and Restated By-Laws Company (adopted 8/08/02)	Exh. B.8.3 to PHI's Amendment No. 1 to Form U5B, 2/13/03.
320 ___________________________________________________________________________
4.1	PHI Pepco	Mortgage and Deed of Trust dated July 1, 1936, of Pepco to The Bank of New York as Successor Trustee, securing First Mortgage Bonds of Pepco, and Supplemental Indenture dated July 1, 1936	Exh. B-4 to First Amendment, 6/19/36, to Pepco's Registration Statement No. 2-2232.
		Supplemental Indentures, to the aforesaid Mortgage and Deed of Trust, dated - December 10, 1939	Exh. B to Pepco's Form 8-K, 1/3/40.
		July 15, 1942	Exh. B-1 to Amendment No. 2, 8/24/42, and B-3 to Post-Effective Amendment, 8/31/42, to Pepco's Registration Statement No. 2-5032.
		October 15, 1947	Exh. A to Pepco's Form 8-K, 12/8/47.
		December 31, 1948	Exh. A-2 to Pepco's Form 10-K, 4/13/49.
		December 31, 1949	Exh. (a)-1 to Pepco's Form 8-K, 2/8/50.
		February 15, 1951	Exh. (a) to Pepco's Form 8-K, 3/9/51.
		February 16, 1953	Exh. (a)-1 to Pepco's Form 8-K, 3/5/53.
		March 15, 1954 and March 15, 1955	Exh. 4-B to Pepco's Registration Statement No. 2-11627, 5/2/55.
		March 15, 1956	Exh. C to Pepco's Form 10-K, 4/4/56.
		April 1, 1957	Exh. 4-B to Pepco's Registration Statement No. 2-13884, 2/5/58.
		May 1, 1958	Exh. 2-B to Pepco's Registration Statement No. 2-14518, 11/10/58.
		May 1, 1959	Exh. 4-B to Amendment No. 1, 5/13/59, to Pepco's Registration Statement No. 2-15027.
		May 2, 1960	Exh. 2-B to Pepco's Registration Statement No. 2-17286, 11/9/60.
		April 3, 1961	Exh. A-1 to Pepco's Form 10-K, 4/24/61.
321 ___________________________________________________________________________
May 1, 1962	Exh. 2-B to Pepco's Registration Statement No. 2-21037, 1/25/63.
May 1, 1963	Exh. 4-B to Pepco's Registration Statement No. 2-21961, 12/19/63.
April 23, 1964	Exh. 2-B to Pepco's Registration Statement No. 2-22344, 4/24/64.
May 3, 1965	Exh. 2-B to Pepco's Registration Statement No. 2-24655, 3/16/66.
June 1, 1966	Exh. 1 to Pepco's Form 10-K, 4/11/67.
April 28, 1967	Exh. 2-B to Post-Effective Amendment No. 1 to Pepco's Registration Statement No. 2-26356, 5/3/67.
July 3, 1967	Exh. 2-B to Pepco's Registration Statement No. 2-28080, 1/25/68.
May 1, 1968	Exh. 2-B to Pepco's Registration Statement No. 2-31896, 2/28/69.
June 16, 1969	Exh. 2-B to Pepco's Registration Statement No. 2-36094, 1/27/70.
May 15, 1970	Exh. 2-B to Pepco's Registration Statement No. 2-38038, 7/27/70.
September 1, 1971	Exh. 2-C to Pepco's Registration Statement No. 2-45591, 9/1/72.
June 17, 1981	Exh. 2 to Amendment No. 1 to Form 8-A, 6/18/81.
November 1, 1985	Exh. 2B to Form 80A, 11/1/85.
September 16, 1987	Exh. 4-B to Registration Statement No. 33-18229, 10/30/87.
May 1, 1989	Exh. 4-C to Registration Statement No. 33-29382, 6/16/89.
May 21, 1991	Exh. 4 to Form 10-K, 3/27/92,
May 7, 1992	Exh. 4 to Pepco's Form 10-K, 3/26/93.
September 1, 1992	Exh. 4 to Pepco's Form 10-K, 3/26/93.
322 ___________________________________________________________________________
		November 1, 1992	Exh. 4 to Pepco's Form 10-K, 3/26/93.
		March 1, 1993	Exh. 4 to Pepco's Form 10-K, 3/26/93.
		March 2, 1993	Exh. 4 to Pepco's Form 10-K, 3/26/93.
		July 1, 1993	Exh. 4.4 to Pepco's Registration Statement No. 33-49973, 8/11/93.
		August 20, 1993	Exh. 4.4 to Pepco's Registration Statement No. 33-50377, 9/23/93.
		September 29, 1993	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		September 30, 1993	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		October 1, 1993	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		February 10, 1994	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		February 11, 1994	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		March 10, 1995	Exh. 4.3 to Registration Statement No. 61379, 7/28/95.
		September 6, 1995	Exh. 4 to Pepco's Form 10-K, 4/1/96.
		September 7, 1995	Exh. 4 to Pepco's Form 10-K, 4/1/96.
		October 2, 1997	Exh. 4 to Pepco's Form 10-K, 3/26/98.
		November 17, 2003	Filed herewith.
4.2	PHI Pepco	Indenture, dated as of July 28, 1989, between Pepco and The Bank of New York, Trustee, with respect to Pepco's Medium-Term Note Program	Exh. 4 to Pepco's Form 8-K, 6/21/90.
4.3.1	PHI Pepco	Form of 4.95% Senior Note due November 15, 2013	Exh. 4.1 to Pepco's Form 8-K, 11/21/03.
4.3.2	PHI Pepco	Senior Note Indenture dated November 17, 2003	Exh. 4.2 to Pepco's Form 8-K, 11/21/03.
4.4	PHI DPL

Mortgage and Deed of Trust of Delaware Power & Light Company to the New York Trust Company, Trustee, (the Chase Manhattan Bank, successor Trustee) dated as of October 1, 1943 and copies of the First through Sixty-Eighth Supplemental Indentures thereto

Exh. 4-A to DPL's Registration Statement No. 33-1763, 11/27/85.
323 ___________________________________________________________________________
		Sixty-Ninth Supplemental Indenture	Exh. 4-B to DPL's Registration Statement No. 33-39756, 4/03/91.
		Seventieth through Seventy-Fourth Supplemental Indentures	Exhs. 4-B to DPL's Registration Statement No. 33-24955, 10/13/88.
		Seventy-Fifth through Seventy-Seventh Supplemental Indentures	Exhs. 4-D, 4-E & 4-F to DPL's Registration Statement No. 33-39756, 4/03/91.
		Seventy-Eighth and Seventy-Ninth Supplemental Indentures	Exhs. 4-E & 4-F to DPL's Registration Statement No. 33-46892, 4/1/92.
		Eightieth Supplemental Indenture	Exh. 4 to DPL's Registration Statement No. 33-49750, 7/17/92.
		Eighty-First Supplemental Indenture	Exh. 4-G to DPL's Registration Statement No. 33-57652, 1/29/93.
		Eighty-Second Supplemental Indenture	Exh. 4-H to DPL's Registration Statement No. 33-63582, 5/28/93.
		Eighty-Third Supplemental Indenture	Exh. 99 to DPL's Registration Statement No. 33-50453, 10/1/93.
		Eighty-Fourth through Eighty-Eighth Supplemental Indentures	Exhs. 4-J, 4-K, 4-L, 4-M & 4-N to DPL's Registration Statement No. 33-53855, 1/30/95.
		Eighty-Ninth and Ninetieth Supplemental Indentures	Exhs. 4-K & 4-L to DPL's Registration Statement No. 333-00505, 1/29/96.
4.5	PHI DPL	Indenture between DPL and The Chase Manhattan Bank (ultimate successor to Manufacturers Hanover Trust Company), as Trustee, dated as of November 1, 1988	Exh. No. 4-G to DPL's Registration Statement No. 33-46892, 4/1/92.
4.6	PHI DPL	Indenture (for Unsecured Subordinated Debt Securities relating to Trust Securities) between DPL and Wilmington Trust Company, as Trustee, dated as of October 1, 1996.	Exh. No. 4-S to DPL's Registration Statement No. 333-20715, 1/30/97.
4.7	PHI DPL	Officer's Certificate dated October 3, 1996, establishing the 8.125% Junior Subordinated Debentures, Series I, Due 2036	Exh. No.4-T to DPL's Registration Statement No. 333-20715, 1/30/97.
4.8	PHI DPL	Guarantee Agreement between DPL, as Guarantor, and Wilmington Trust Company, as Trustee, dated as of October 1, 1996	Exh. 4-U to DPL's Registration Statement No. 333-20715, 1/30/97.
324 ___________________________________________________________________________
4.9	PHI DPL	Amended and Restated Trust Agreement between DPL, as Depositor, and Wilmington Trust Company, Barbara S. Graham, Edric R. Mason and Donald P. Connelly, as Trustees, dated as of October 1, 1996	Exh. 4-V to DPL's Registration Statement No. 333-20715, 1/30/97.
4.10	PHI DPL	Agreement as to Expenses and Liabilities dated as of October 1, 1996, between DPL and Delmarva Power Financing I	Exh. 4-W to DPL's Registration Statement No. 333-20715, 1/30/97.
4.11	PHI ACE	Mortgage and Deed of Trust, dated January 15, 1937, between Atlantic City Electric Company and The Bank of New York (formerly Irving Trust Company)	Exh. 2(a) to ACE's Registration Statement No. 2-66280, 12/21/79.
Supplemental Indentures, to the aforesaid Mortgage and Deed of Trust, dated as of -
		June 1, 1949	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
		July 1, 1950	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
		November 1, 1950	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
		March 1, 1952	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
		January 1, 1953	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
		March 1, 1954	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
		March 1, 1955	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
		January 1, 1957	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
		April 1, 1958	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
		April 1, 1959	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
325 ___________________________________________________________________________
March 1, 1961	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
July 1, 1962	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
March 1, 1963	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
February 1, 1966	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
April 1, 1970	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
September 1, 1970	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
May 1, 1971	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
April 1, 1972	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
June 1, 1973	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
January 1, 1975	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
May 1, 1975	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
December 1, 1976	Exh. 2(b) to ACE's Registration Statement No. 2-66280, 12/21/79.
January 1, 1980	Exh. 4(e) to ACE's Form 10-K, 3/25/81.
May 1, 1981	Exh. 4(a) to ACE's Form 10-Q, 8/10/81.
November 1, 1983	Exh. 4(d) to ACE's Form 10-K, 3/30/84.
April 15, 1984	Exh. 4(a) to ACE's Form 10-Q, 5/14/84.
July 15, 1984	Exh. 4(a) to ACE's Form 10-Q, 8/13/84.
October 1, 1985	Exh. 4 to ACE's Form 10-Q, 11/12/85.
326 ___________________________________________________________________________
		May 1, 1986	Exh. 4 to ACE's Form 10-Q, 5/12/86.
		July 15, 1987	Exh. 4(d) to ACE's Form 10-K, 3/28/88.
		October 1, 1989	Exh. 4(a) to ACE's Form 10-Q for quarter ended 9/30/89.
		March 1, 1991	Exh. 4(d)(1) to ACE's Form 10-K, 3/28/91.
		May 1, 1992	Exh. 4(b) to ACE's Registration Statement 33-49279, 1/6/93.
		January 1, 1993	Exh. 4.05(hh) to ACE's Registration Statement 333-108861, 9/17/03
		August 1, 1993 September 1, 1993	Exh. 4(a) & 4(b) to ACE's Form 10-Q, 11/12/93.
		November 1, 1993	Exh. 4(c)(1) to ACE's Form 10-K, 3/29/94.
		June 1, 1994	Exh. 4(a) to ACE's Form 10-Q, 8/14/94.
		October 1, 1994	Exh. 4(a) to ACE's Form 10-Q, 11/14/94.
		November 1, 1994	Exh. 4(c)(1) to ACE's Form 10-K, 3/21/95.
		March 1, 1997	Exh. 4(b) to ACE's Form 8-K, 3/24/97.
4.12	PHI ACE	Indenture dated as of March 1, 1997 between Atlantic City Electric Company and The Bank of New York	Exh. 4(e) to ACE's Form 8-K, 3/24/97.
4.13.1	PHI ACE

Amended and Restated Trust Agreement, dated as of October 1, 1998, by and among Atlantic City Electric Company, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees Names Therein

Exh. 4-G to ACE's Form 10-K, 3/26/99.
4.13.2	PHI ACE	Junior Subordinated Indenture, dated as of October 1, 1998, by and between Atlantic City Electric Company and The Bank of New York, as Trustee	Exh. 4-H to ACE's Form 10-K, 3/26/99.
4.13.3	PHI ACE	Guarantee Agreement, dated as of October 1, 1998, by and between Atlantic City Electric Company as Guarantor, and The Bank of New York as Guarantee Trustee	Exh. 4-I to ACE's Form 10-K, 3/26/99.
327 ___________________________________________________________________________
4.14	PHI	Issuing and Paying Agency Agreement between Potomac Capital Investment Corporation and The Bank of New York dated April 29, 1998	Exh. 4.16 to PHI's Form 10-K, 3/28/03.
4.15	PHI	Issuing and Paying Agency Agreement between Potomac Capital Investment Corporation and The Bank of New York dated July 7, 2000	Exh. 4.17 to PHI's Form 10-K, 3/28/03.
4.16	PHI	Indenture between PHI and The Bank of New York, as Trustee dated September 6, 2002	Exh. 4.03 to PHI's Registration Statement No. 333-100478, 10/10/02.
4.17	PHI	Form of 7.45% Note due August 15, 2032.	Exh. 4.19 to PHI's Form 10-K, 3/28/03.
4.18	PHI	Form of 6.45% Note due August 15, 2012.	Exh. 4.20 to PHI's Form 10-K, 3/28/03.
4.19	PHI	Form of 5.50% Note due August 15, 2007.	Exh. 4.21 to PHI's Form 10-K, 3/28/03.
4.20	PHI	Form of 3.75% Note due February 15, 2006.	Exh. 4.1 to PHI's Form 8-K, 1/17/03.
4.21	PHI	Form of Floating Rate Notes due November 15, 2004	Exh. 4.1 to PHI's Form 8-K, 5/27/03.
4.22	PHI	Form of 4.00% Notes due May 15, 2010	Exh. 4.2 to PHI's Form 8-K, 5/27/03.
4.23	PHI ACE	Indenture dated as of December 19, 2002 between Atlantic City Electric Transition Funding LLC (ACEF) and The Bank of New York (BONY)	Exh. 4.1 to ACEF's Form 8-K, 12/23/02.
4.24	PHI ACE	2002-1 Series Supplement dated as of December 19, 2002 between ACEF and BONY	Exh. 4.2 to ACEF's Form 8-K, 12/23/02.
4.25	PHI ACE	2003-1 Series Supplement dated as of December 23, 2003 between ACEF and BONY	Exh. 4.2 to ACEF's Form 8-K, 12/23/03.
10.1	PHI	Employment Agreement of John M. Derrick, Jr.*	Exh. 10.1 to PHI's Form 10-Q, 8/9/02.
10.1.1	PHI	Amendment No. 1 to Employment Agreement of John M. Derrick, Jr.*	Exh. 10.1 to PHI's Form 10-Q, 11/13/03.
10.2	PHI	Employment Agreement of Dennis R. Wraase*	Exh. 10.2 to PHI's Form 10-Q, 8/9/02.
10.3	PHI	Employment Agreement of William T. Torgerson*	Exh. 10.3 to PHI's Form 10-Q, 8/9/02.
10.4	PHI	Employment Agreement of Andrew W. Williams*	Exh. 10.4 to PHI's Form 10-Q, 8/9/02.
10.5	PHI	Employment Agreement of Thomas S. Shaw*	Exh. 10.5 to PHI's Form 10-Q, 8/9/02.
328 ___________________________________________________________________________
10.6	PHI	Employment Agreement of Eddie R. Mayberry*	Exh. 10.6 to PHI's Form 10-Q, 8/9/02.
10.7	PHI	Employment Agreement of John D. McCallum*	Exh. 10.7 to PHI's Form 10-Q, 8/9/02.
10.8	PHI	Employment Agreement of Joseph M. Rigby*	Exh. 10.8 to PHI's Form 10-Q, 8/9/02.
10.9	PHI	Employment Agreement of William H. Spence*	Exh. 10.9 to PHI's Form 10-Q, 8/9/02.
10.10	PHI	Employment Agreement of William H. Sim*	Exh. 10.10 to PHI's Form 10-Q, 8/9/02.
10.11	PHI	Employment Agreement of James P. Lavin*	Exh. 10.11 to PHI's Form 10-K, 3/28/03.
10.12	PHI Pepco	Form of Severance Agreement between Potomac Electric Power Company and (1) Anthony J. Kamerick and (2) Kirk J. Emge*	Exh. 10.12 to PHI's Form 10-K, 3/28/03.
10.13	PHI	Conectiv Change-in-Control Severance Plan For Certain Executive Officers*	Exh. 10-C to Conectiv's Form 10-K, 3/15/01.
10.14	PHI	Conectiv Change-in-Control Severance Plan For Certain Select Employees*	Exh. 10-D to Conectiv's Form 10-K, 3/15/01.
10.15	PHI	Pepco Holdings, Inc. Long-Term Incentive Plan*	Annex I to PHI's Registration Statement No. 333-57042, 3/14/01.
10.16	PHI	Pepco Holdings, Inc. Stock Compensation Plan for Directors*	Exh. 10.17 to PHI's Form 10-K, 3/28/03.
10.17	PHI	Pepco Holdings, Inc. Executive Performance Supplemental Retirement Plan*	Exh. 10.18 to PHI's Form 10-K, 3/28/03.
10.18	PHI	Pepco Holdings, Inc. Supplemental Executive Retirement Plan*	Exh. 10.19 to PHI's Form 10-K, 3/28/03.
10.19	PHI	Pepco Holdings, Inc. Supplemental Benefit Plan*	Exh. 10.20 to PHI's Form 10-K, 3/28/03.
10.20	PHI	Pepco Holdings, Inc. Revised and Restated Executive and Director Deferred Compensation Plan*	Exh. 10.21 to PHI's Form 10-K, 3/28/03.
10.21	PHI Pepco	Potomac Electric Power Company Director and Executive Deferred Compensation Plan*	Exh. 10.22 to PHI's Form 10-K, 3/28/03.
10.22	PHI Pepco	Potomac Electric Power Company Long-Term Incentive Plan*	Exh. 4 to Pepco's Form S-8, 6/12/98.
10.23	PHI	Conectiv Incentive Compensation Plan*	Exh. 99(e) to Conectiv's Registration Statement No. 333-18843, 12/26/96.
10.24	PHI	Conectiv Deferred Compensation Plan*	Exh. 10-B to Conectiv's Form 10-K, 3/26/99.
10.25	PHI	Conectiv Supplemental Executive Retirement Plan*	Exh. 10.26 to PHI's Form 10-K, 3/28/03.
329 ___________________________________________________________________________
10.26	Pepco	Asset Purchase and Sale Agreement for Generating Plants and Related Assets by and between Potomac Electric Power Company and Southern Energy, Inc. dated June , 2000, including Exhibits A through M	Exh. 10 to Pepco's Form 8-K, 6/13/00.
10.27	Pepco

Amendment No. 1, dated September 18, 2000 to Asset Purchase and Sale Agreement for Generating Plants and Related Assets by and between Potomac Electric Power Company and Southern Energy, Inc., dated June 7, 2000, including Exhibits A-1, A-2 and A-3

Exh. 10.1 to Pepco's Form 8-K, 12/19/00.
10.28	Pepco

Amendment No. 2, dated December 19, 2000, to Asset Purchase and Sale Agreement for Generating Plants and Related Assets by and between Potomac Electric Power Company and Southern Energy, Inc., dated June 7, 2000

Exh. 10.2 to Pepco's Form 8-K, 12/19/00.
10.29	PHI Pepco	Transition Power Agreement dated December 19, 2000 -- District of Columbia	Exh. 10.3 to Pepco's Form 8-K, 12/19/00.
10.30	PHI Pepco	Transition Power Agreement dated December 19, 2000 -- Maryland.	Exh. 10.4 to Pepco's Form 8-K, 12/19/00.
10.31	PHI DPL	Purchase and Sale Agreement By and Between Delmarva Power & Light Company and NRG Energy Inc. dated January 18, 2000	Exh. 10-A to DPL's Form 10-K, 4/02/01.
10.32	PHI DPL	Purchase and Sale Agreement By and Between Delmarva Power & Light Company and NRG Energy Inc. dated January 18, 2000	Exh. 10-B to DPL's Form 10-K, 4/02/01.
10.33	ACE	Bondable Transition Property Sale Agreement between ACEF and ACE dated as of December 19, 2002	Exh. 10.1 to ACEF's Form 8-K, 12/23/02.
10.34	ACE	Bondable Transition Property Servicing Agreement between ACEF and ACE dated as of December 19, 2002	Exh. 10.2 to ACEF's Form 8-K, 12/23/02.
10.35	PHI Pepco DPL ACE

364-Day Credit Agreement, dated July 29, 2003, among Pepco Holdings, Inc., Potomac Electric Power Company, Delmarva Power & Light Company, Atlantic City Electric Company, Bank One, NA, as agent, and the Lenders named therein among the Registrants and Bank One, NA, as administrative agent

Exh. 10.1 to PHI's Form 10-Q, 8/13/03.
330 ___________________________________________________________________________
10.36	PHI Pepco DPL ACE

3-Year Credit Agreement, dated July 29, 2003, among Pepco Holdings, Inc., Potomac Electric Power Company, Delmarva Power & Light Company, Atlantic City Electric Company, Bank One, NA, as agent, and the Lenders named therein among the Registrants and Bank One, NA, as administrative agent

Exh. 10.2 to PHI's Form 10-Q, 8/13/03.
10.37	PHI Pepco	Settlement Agreement and Release dated October 24, 2003, between and Among, Potomac Electric Power Company, Mirant American Energy Marketing, LP, and Mirant Corporation	Exh. 10.1 to PHI's Form 8-K, 10/24/03.
10.38	PHI Pepco	Amendment to Transition Power Agreement (Maryland) dated October 24,2003	Exh. 10.2 to PHI's Form 8-K, 10/24/03.
10.39	PHI Pepco	Amendment to Transition Power Agreement (District of Columbia) dated October 24,2003	Exh. 10.3 to PHI's Form 8-K, 11/20/03.
10.40	PHI Pepco	Amended Settlement Agreement and Release dated October 24, 2003, between and Among, Potomac Electric Power Company, Mirant American Energy Marketing, LP, and Mirant Corporation	Exh. 10.1 to PHI's Form 8-K, 10/24/03.
12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.
12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.
12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.
12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.
21	PHI Pepco DPL ACE	Subsidiaries of the Registrant	Filed herewith.
23.1	PHI	Consent of Independent Auditors	Filed herewith.
23.2	Pepco	Consent of Independent Auditors	Filed herewith.
23.3	ACE	Consent of Independent Auditors	Filed herewith.
23.4	PHI	Consent of Independent Auditors of Starpower	Filed herewith
24	PHI	Power of Attorney	Filed herewith.
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
331 ___________________________________________________________________________
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
99.1	PHI	Financial Statements of Starpower Communications, LLC	Filed herewith.
* Management contract or compensatory plan or arrangement.

     Regulation S-K Item 10(d) requires Registrants to identify the physical location, by SEC file number reference of all documents that are incorporated by reference and have been on file with the SEC for more than five years. The SEC file number references for Pepco Holdings, Inc., those of its subsidiaries that are registrants, Conectiv and ACE Funding are provided below:

Pepco Holdings, Inc. in file number 001-31403
Potomac Electric Power Company in file number 001-1072
Conectiv in file number 001-13895
Delmarva Power & Light Company in file number 001-1405
Atlantic City Electric Company in file number 001-3559
Atlantic City Electric Transition Funding LLC in file number 333-59558

     In accordance with Regulation S-K Item 601(b)(4)(iii) the following instruments that define the rights of holders of long-term debt of PHI and its consolidated subsidiaries are omitted: Loan Agreements relating to DPL unsecured Tax-Exempt Bonds, Indenture relating to Conectiv medium-term notes, 7.36% and 6.9% recourse notes and 6.57% non-recourse notes relating to PCI debt, and the Amended and Restated Assignment and Security Agreement relating to the 7.85% Secured Note of Pepco Energy Services. PHI agrees to furnish a copy of any such omitted instrument to the SEC upon request.

332 ___________________________________________________________________________
INDEX TO EXHIBITS FURNISHED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K
A Current Report on Form 8-K was filed by the following registrants for the quarter ended December 31, 2003:
PEPCO HOLDINGS

     A Current Report on Form 8-K was filed on October 23, 2003. The items reported on such Form 8-K were Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operations and Financial Condition).

     A Current Report on Form 8-K was filed on October 24, 2003. The items reported on such Form 8-K were Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure).

     A Current Report on Form 8-K was filed on October 27, 2003. The items reported on such Form 8-K were Item 5 (Other Events and Required FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

     A Current Report on Form 8-K was filed on November 20, 2003. The items reported on such Form 8-K were Item 5 (Other Events and Required FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

     A Current Report on Form 8-K was filed on December 29, 2003. The items reported on such Form 8-K were Item 5 (Other Events and Required FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

PEPCO

     A Current Report on Form 8-K was filed on October 27, 2003. The items reported on such Form 8-K were Item 5 (Other Events and Required FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

     A Current Report on Form 8-K was filed on November 20, 2003. The items reported on such Form 8-K were Item 5 (Other Events and Required FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

     A Current Report on Form 8-K was filed on November 21, 2003. The items reported on such Form 8-K were Item 5 (Other Events and Required FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

333 ___________________________________________________________________________

     A Current Report on Form 8-K was filed on December 29, 2003. The items reported on such Form 8-K were Item 5 (Other Events and Required FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

DPL
None.
ACE
None.
(c) Exhibits
Exhibit 11 Statements Re. Computation of Earnings Per Common Share
The information required by this Exhibit is included in Note 10 of the "Notes to Consolidated Financial Statements," which is included in Exhibit 13.
334 ___________________________________________________________________________

Exhibit 12.1 Statements Re. Computation of Ratios

PEPCO HOLDINGS
	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Income before extraordinary item (a)	$211.1	$220.2	$192.3	$369.1	$256.7

Income tax expense	65.9	124.1	83.5	341.2	114.5

Fixed charges:
Interest on long-term debt, (b) amortization of discount, premium and expense	400.1	224.5	157.2	221.5	200.5
Other interest	21.7	21.0	23.8	23.6	23.8
Preferred dividend requirements of subsidiaries	13.9	20.6	14.2	14.7	17.1
Total fixed charges	435.7	266.1	195.2	259.8	241.4

Nonutility capitalized interest	(10.2)	(9.9)	(2.7)	(3.9)	(1.8)

Income before extraordinary item, income tax (benefit) expense, and fixed charges	$702.5	$600.5	$468.3	$966.2	$610.8

Total fixed charges, shown above	435.7	266.1	195.2	259.8	241.4
Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	4.3	11.5	6.1	13.5	7.7

Fixed charges for ratio computation	$440.0	$277.6	$201.3	$273.3	$249.1

Ratio of earnings to fixed charges and preferred dividends	1.60	2.16	2.33	3.54	2.45

(a)	Excludes losses on equity investments.
(b)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.
335 ___________________________________________________________________________

Exhibit 12.2 Statements Re. Computation of Ratios
PEPCO
	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Net income (a)	$104.6	$141.2	$192.3	$369.1	$256.7

Income tax expense	69.1	79.9	83.5	341.2	114.5

Fixed charges:
Interest on long-term debt, (b) amortization of discount, premium and expense	79.6	109.5	157.2	221.5	200.5
Other interest	16.2	17.3	23.8	23.6	23.8
Preferred dividend requirements of a subsidiary trust	4.6	9.2	9.2	9.2	9.2
Total fixed charges	100.4	136.0	190.2	254.3	233.5

Nonutility capitalized interest	-	(.2)	(2.7)	(3.9)	(1.8)

Income before extraordinary item, income tax expense, and fixed charges	$274.1	$356.9	$463.3	$960.7	$602.9

Ratio of earnings to fixed charges	2.73	2.62	2.44	3.78	2.58

Total fixed charges, shown above	100.4	136.0	190.2	254.3	233.5

Preferred dividend requirements, excluding mandatorily redeemable preferred securities subsequent to SFAS No. 150 implementation, adjusted to a pre-tax amount	5.5	7.8	7.2	10.6	11.4

Total Fixed Charges and Preferred Dividends	$105.9	$143.8	$197.4	$264.9	$244.9

Ratio of earnings to fixed charges and preferred dividends	2.59	2.48	2.35	3.63	2.46

(a)	Excludes losses on equity investments.
(b)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.
336 ___________________________________________________________________________

Exhibit 12.3 Statements Re. Computation of Ratios
DELMARVA POWER & LIGHT COMPANY
	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Net income	$53.2	$ 49.7	$200.6	$141.8	$142.2

Income tax expense	36.4	33.7	139.9	81.5	95.3

Fixed charges:
Interest on long-term debt, (a) amortization of discount, premium and expense	37.0	42.6	68.5	77.1	77.8
Other interest	2.7	3.6	3.4	7.5	6.1
Preferred dividend requirements of a subsidiary trust	2.8	5.7	5.7	5.7	5.7
Total fixed charges	42.5	51.9	77.6	90.3	89.6

Nonutility capitalized interest	-	-	-	-	-

Income before extraordinary item, income tax expense, and fixed charges	$132.1	$135.3	$418.1	$313.6	$327.1

Ratio of earnings to fixed charges	3.11	2.61	5.39	3.47	3.65

Total fixed charges, shown above	$ 42.5	$ 51.9	$ 77.6	$ 90.3	$ 89.6

Preferred dividend requirements, adjusted to a pre-tax amount	1.7	2.9	6.3	7.7	7.4

Total fixed charges and preferred dividends	$ 44.2	$ 54.8	$ 83.9	$ 98.0	$ 97.0

Ratio of earnings to fixed charges and preferred dividends	2.99	2.47	4.98	3.20	3.37

(a)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.
337 ___________________________________________________________________________

Exhibit 12.4 Statements Re. Computation of Ratios
ATLANTIC CITY ELECTRIC COMPANY
	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Income before extraordinary item	$41.5	$ 28.2	$ 75.5	$ 54.4	$ 63.9

Income tax expense	27.3	16.3	46.7	36.7	49.3

Fixed charges:
Interest on long-term debt, (a) amortization of discount, premium and expense	$83.3	53.1	62.2	76.2	60.6
Other interest	2.6	2.4	3.3	4.5	3.8
Preferred dividend requirements of subsidiary trusts	1.8	7.6	7.6	7.6	7.6
Total fixed charges	87.7	63.1	73.1	88.3	72.0

Income before extraordinary item, income tax expense and fixed charges	$156.5	$107.6	$195.3	$179.4	$185.2

Ratio of earnings to fixed charges	1.78	1.71	2.67	2.03	2.57

Total fixed charges, shown above	$ 87.7	$ 63.1	$ 73.1	$ 88.3	$ 72.0

Preferred dividend requirements adjusted to a pre-tax amount	.5	1.1	2.7	3.6	3.8

Total fixed charges and preferred dividends	$ 88.2	$ 64.2	$ 75.8	$ 91.9	$ 75.8

Ratio of earnings to fixed charges and preferred dividends	1.77	1.68	2.58	1.95	2.44

(a)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.
338 ___________________________________________________________________________

Exhibit 21 Subsidiaries of the Registrants
Name of Company	Jurisdiction of Incorporation or Organization
Pepco Holdings, Inc.	DE
Potomac Electric Power Company	DC & VA
Gridco International L.L.C.	DE
Microcell Corporation	NC
POM Holdings, Inc.	DE
PepMarket.com LLC	DE
Pepco Energy Services, Inc.	DE
Pepco Building Services, Inc.	DE
MET Electrical Testing Company, Inc.	DE
W.A.Chester, LLC	DE
W.A. Chester Corporation	DE
Engineered Services, Inc.	DE
Severn Construction Services, LLC	DE
Unitemp, Inc.	DE
Seaboard Mechanical Services, Inc.	DE
Distributed General Partners, LLC	DE
Rolling Hills Landfill Gas, LLC	DE
PES Home Services of Virginia	VA
Potomac Power Resources, LLC	DE
PES Landfill Gas Corporation	DE
Fauquier Landfill Gas, LLC	DE
Trigen-Pepco Energy Services, LLC	DC
Pepco Government Services, LLC	DE
Pepco Enterprises, Inc.	DE
Electro Ecology, Inc.	NY
Potomac Capital Investment Corporation	DE
PCI Netherlands Corporation	NV
PCI Queensland Corporation	NV
Kramer Junction Company	CA
KJC Operating Company	CA
Luz Solar Partners, Ltd., III	CA
Luz Solar Partners, Ltd., IV	CA
Luz Solar Partners, Ltd., V	CA
Luz Solar Partners, Ltd., VI	CA
Luz Solar Partners, Ltd., VII	CA
Pepco Technologies, LLC	DE
AMP Funding, LLC	DE
RAMP Investments, LLC	DE
PCI Air Management Partners, LLC	DE
PCI Ever, Inc.	DE
Friendly Skies, Inc.	Virgin Islands
PCI Air Management Corporation	NV
American Energy Corporation	DE
PCI-BT Investing, LLC	DE
Potomac Aircraft Leasing Corporation	NV
Potomac Capital Markets Corporation	DE
Edison Place, LLC	DE
Linpro Harmans Land LTD Partnership	MD
Potomac Harmans Corporation	MD
Potomac Nevada Corporation	NV
Potomac Delaware Leasing Corporation	DE
Potomac Equipment Leasing Corporation	NV
Potomac Leasing Associates, LP	DE
Potomac Nevada Leasing Corporation	NV
PCI Engine Trading, Ltd.	Bermuda
Potomac Capital Joint Leasing Corporation	DE
339 ___________________________________________________________________________

PCI Nevada Investments	DE
PCI Holdings, Inc.	DE
Aircraft International Management Company	DE
PCI-BT Ventures	DE
Potomac Nevada Investment, Inc.	NV
Carbon Composite, LLC	DE
PCI Energy Corporation	DE
Pepco Communications, Inc.	DE
Pepco Communications, LLC	DE
Starpower Communications, LLC	DE
Nextgate, Inc.	DE
PHI Service Company	DE
Conectiv	DE
Delmarva Power & Light Company	DE & VA
Delmarva Financing I	DE
Atlantic City Electric Company	NJ
Atlantic Capital II	DE
Atlantic City Electric Company Transition Funding LLC	DE
Conemaugh Fuels, LLC	DE
Keystone Fuels, LLC	DE
Conectiv Properties and Investments, Inc.	DE
DCI II, Inc.	Virgin Islands
UAH - Hydro Kennebec, LP	NY
LUZ Solar Partners, LTD., IV	CA
DCTC-Burney, Inc.	DE
Forest Products, L.P.	DE
Burney Forest Products, A Joint Venture	CA
Conectiv Solutions LLC	DE
ATE Investments, Inc.	DE
King Street Assurance Ltd.	Bermuda
Enertech Capital Partners, L.P.	DE
Enertech Capital Partners II, L.P.	DE
Pac-West Telecomm, Inc.	CA
Capstone Turbine Corporation	DE
Black Light Power, Inc.	DE
Millenium Account Services, LLC	DE
Conectiv Services, Inc.	DE
Conectiv Plumbing, L.L.C.	DE
Conectiv Thermal Systems, Inc.	DE
ATS Operating Services, Inc.	DE
Atlantic Jersey Thermal Systems, Inc.	DE
Thermal Energy Limited Partnership I	DE
Atlantic Generation, Inc.	NJ
Vineland Limited, Inc.	DE
Merlot Energy LLC	DE
Vineland Energy LLC	DE
Vineland Cogeneration L. P.	DE
Vineland General, Inc.	DE
Pedrick Gen., Inc.	NJ
Cogeneration Partners of America	NJ
Binghamton Limited, Inc.	DE
Binghamton General, Inc.	DE
Energy Investors Fund III, L.P.	DE
Conectiv Communications, Inc.	DE
Atlantic Southern Properties, Inc.	NJ
Conectiv Energy Holding Company	DE
ACE REIT, Inc	DE
Conectiv Atlantic Generation, L.L.C.	DE
Conectiv Bethlehem LLC	DE
Conectiv Delmarva Generation, Inc.	DE
Conectiv Pennsylvania Generation, LLC	DE
Conectiv Energy Supply, Inc.	DE
Conectiv Mid Merit, LLC	DE
340 ___________________________________________________________________________
Energy Systems North East, LLC	DE
Delaware Operating Services Company	DE
PHI Operating Services Company	DE
Tech Leaders II, L.P.	DE
SciQuest.com, Inc.	DE
Internet Capital Group, Inc.	DE
Adolor Corp.	DE
341 ___________________________________________________________________________

Exhibit 23.1
CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (Numbers 333-89938, 333-100478 and 333-104350) and the Registration Statements on Forms S-8 (Numbers 333-96673, 333-96675 and 333-96687) of Pepco Holdings, Inc. of our reports dated February 26, 2004 relating to the consolidated financial statements and the financial statement schedule, which appear in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP Washington, D.C. March 11, 2004
342 ___________________________________________________________________________

Exhibit 23.2
CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (Number 333-106209) of Potomac Electric Power Company of our reports dated February 26, 2004 relating to the consolidated financial statements and the financial statement schedule, which appear in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP Washington, D.C. March 11, 2004
343 ___________________________________________________________________________

Exhibit 23.3
CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (Number 333-108861) of Atlantic City Electric Company of our reports dated February 26, 2004 relating to the consolidated financial statements and the financial statement schedule, which appear in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP Philadelphia, PA March 11, 2004
344 ___________________________________________________________________________

Exhibit 23.4
CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (Numbers 333-89938, 333-100478 and 333-104350) and the Registration Statements on Forms S-8 (Numbers 333-96673, 333-96675 and 333-96687) of Pepco Holdings, Inc. of our report dated February 25, 2004 relating to the financial statements of Starpower Communications, LLC, which appears in this Form 10-K.

PricewaterhouseCoopers LLP Florham Park, NJ March 11, 2004
345 ___________________________________________________________________________

Exhibit 31.1
CERTIFICATION
I, Dennis R. Wraase, President and Chief Executive Officer of Pepco Holdings, Inc., certify that:
1.	I have reviewed this report on Form 10-K of Pepco Holdings, Inc.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 11, 2004		D. R. WRAASE Dennis R. Wraase President and Chief Executive Officer
346 ___________________________________________________________________________
Exhibit 31.2
CERTIFICATION
I, Andrew W. Williams, Senior Vice President and Chief Financial Officer of Pepco Holdings, Inc., certify that:
1.	I have reviewed this report on Form 10-K of Pepco Holdings, Inc.
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 11, 2004	A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer
347 ___________________________________________________________________________
Exhibit 31.3
CERTIFICATION
I, Dennis R. Wraase, Chief Executive Officer of Potomac Electric Power Company, certify that:
1.	I have reviewed this report on Form 10-K of Potomac Electric Power Company.
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 11, 2004	D. R. WRAASE Dennis R. Wraase Chief Executive Officer
348 ___________________________________________________________________________
Exhibit 31.4
CERTIFICATION
I, Andrew W. Williams, Senior Vice President and Chief Financial Officer of Potomac Electric Power Company, certify that:
1.		I have reviewed this report on Form 10-K of Potomac Electric Power Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 11, 2004		A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer
349 ___________________________________________________________________________
Exhibit 31.5
CERTIFICATION
I, Thomas S. Shaw, Chief Executive Officer of Delmarva Power & Light Company, certify that:
1.		I have reviewed this report on Form 10-K of Delmarva Power & Light Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 11, 2004		T. S. SHAW Thomas S. Shaw Chief Executive Officer
350 ___________________________________________________________________________
Exhibit 31.6
CERTIFICATION
I, Andrew W. Williams, Senior Vice President and Chief Financial Officer of Delmarva Power & Light Company, certify that:
1.		I have reviewed this report on Form 10-K of Delmarva Power & Light Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 11, 2004		A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer
351 ___________________________________________________________________________
Exhibit 31.7
CERTIFICATION
I, Joseph M. Rigby, President and Chief Executive Officer of Atlantic City Electric Company, certify that:
1.		I have reviewed this report on Form 10-K of Atlantic City Electric Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 11, 2004		JOSEPH M. RIGBY Joseph M. Rigby President and Chief Executive Officer
352 ___________________________________________________________________________
Exhibit 31.8
CERTIFICATION
I, Andrew W. Williams, Chief Financial Officer of Atlantic City Electric Company, certify that:
1.		I have reviewed this report on Form 10-K of Atlantic City Electric Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 11, 2004		A. W. WILLIAMS Andrew W. Williams Chief Financial Officer
353 ___________________________________________________________________________

Exhibit 32.1
Certificate of Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, President and Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Pepco Holdings, Inc., certify that, to the best of my knowledge, (i) the Report on Form 10-K of Pepco Holdings, Inc. for the year ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pepco Holdings, Inc.

March 11, 2004	D. R. WRAASE Dennis R. Wraase President and Chief Executive Officer
March 11, 2004	A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Pepco Holdings, Inc. and will be retained by Pepco Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

354 ___________________________________________________________________________
Exhibit 32.2
Certificate of Chief Executive Officer and Chief Financial Officer of Potomac Electric Power Company (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Potomac Electric Power Company, certify that, to the best of my knowledge, (i) the Report on Form 10-K of Potomac Electric Power Company for the year ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Potomac Electric Power Company.

March 11, 2004	D. R. WRAASE Dennis R. Wraase Chief Executive Officer
March 11, 2004	A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Potomac Electric Power Company and will be retained by Potomac Electric Power Company and furnished to the Securities and Exchange Commission or its staff upon request.

355 ___________________________________________________________________________
Exhibit 32.3
Certificate of Chief Executive Officer and Chief Financial Officer of Delmarva Power & Light Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Delmarva Power & Light Company, certify that, to the best of my knowledge, (i) the Report on Form 10-K of Delmarva Power & Light Company for the year ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Delmarva Power & Light Company.

March 11, 2004	T. S. SHAW Thomas S. Shaw Chief Executive Officer
March 11, 2004	A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Delmarva Power & Light Company and will be retained by Delmarva Power & Light Company and furnished to the Securities and Exchange Commission or its staff upon request.

356 ___________________________________________________________________________
Exhibit 32.4
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (pursuant to 18 U.S.C. Section 1350)

     I, Joseph M. Rigby, President and Chief Executive Officer, and I, Andrew W. Williams, Chief Financial Officer, of Atlantic City Electric Company, certify that, to the best of my knowledge, (i) the Report on Form 10-K of Atlantic City Electric Company for the year ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

March 11, 2004	JOSEPH M. RIGBY Joseph M. Rigby President and Chief Executive Officer
March 11, 2004	A. W. WILLIAMS Andrew W. Williams Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Company and will be retained by Atlantic City Electric Company and furnished to the Securities and Exchange Commission or its staff upon request.

357 ___________________________________________________________________________

Report of Independent Auditors on Financial Statement Schedule
To the Shareholders and Board of Directors of Pepco Holdings, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 26, 2004 appearing in the 2003 Annual Report on Form 10-K of Pepco Holdings, Inc. also included an audit of the financial statement schedule listed in Item 15 Schedule II of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP Washington, D.C. February 26, 2004
358 ___________________________________________________________________________

Report of Independent Auditors on Financial Statement Schedule
To the Board of Directors of Potomac Electric Power Company

Our audits of the consolidated financial statements referred to in our report dated February 26, 2004 appearing in the 2003 Annual Report on Form 10-K of Potomac Electric Power Company also included an audit of the financial statement schedule included in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP Washington, DC February 26, 2004
359 ___________________________________________________________________________

Report of Independent Auditors on Financial Statement Schedule
To the Board of Directors of Delmarva Power & Light Company

Our audits of the consolidated financial statements referred to in our report dated February 26, 2004 appearing in the 2003 Annual Report on Form 10-K of Delmarva Power & Light Company also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP Philadelphia, Pennsylvania February 26, 2004
360 ___________________________________________________________________________

Report of Independent Auditors on Financial Statement Schedule
To the Board of Directors of Atlantic City Electric Company

Our audits of the consolidated financial statements referred to in our report dated February 26, 2004 appearing in the 2003 Annual Report on Form 10-K of Atlantic City Electric Company also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP Philadelphia, Pennsylvania February 26, 2004
361 ___________________________________________________________________________

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2004	PEPCO HOLDINGS, INC. (Registrant) By JOHN M. DERRICK, JR. John M. Derrick, Jr., Chairman of the Board
March 11, 2004	PEPCO HOLDINGS, INC. (Pepco Holdings) POTOMAC ELECTRIC POWER COMPANY (Pepco) (Registrants) By D. R. WRAASE Dennis R. Wraase, Chief Executive Officer
March 11, 2004	DELMARVA POWER & LIGHT COMPANY (DPL) (Registrant) By T. S. SHAW Thomas S. Shaw, Chief Executive Officer, DPL
March 11, 2004	ATLANTIC CITY ELECTRIC COMPANY (ACE) (Registrant) By JOSEPH M. RIGBY Joseph M. Rigby, President and Chief Executive Officer
362 ___________________________________________________________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the above named registrants and in the capacities and on the dates indicated:

JOHN M. DERRICK, JR. John M. Derrick, Jr.	Chairman and Director of Pepco Holdings, Pepco, DPL and ACE	March 11, 2004
D. R. WRAASE Dennis R. Wraase	Chief Executive Officer of Pepco Holdings and Pepco and Director of Pepco Holdings, Pepco, DPL and ACE (Principal Executive Officer, Pepco Holdings and Pepco)	March 11, 2004
T. S. SHAW Thomas S. Shaw	Chief Executive Officer of DPL and Director of Pepco, DPL and ACE (Principal Executive Officer of DPL)	March 11, 2004
JOSEPH M. RIGBY Joseph M. Rigby	President and Chief Executive Officer of ACE and Director of DPL and ACE (Principal Executive Officer of ACE)	March 11, 2004
A. W. WILLIAMS Andrew W. Williams

Senior Vice President and Chief Financial Officer of Pepco Holdings, Pepco, and DPL, Chief Financial Officer of ACE and Director of Pepco, DPL and ACE
(Principal Financial Officer of Pepco Holdings, Pepco, DPL and ACE)

March 11, 2004
JAMES P. LAVIN James P. Lavin	Vice President and Controller of Pepco Holdings, Pepco and DPL and Controller of ACE (Principal Accounting Officer of Pepco Holdings, Pepco, ACE and DPL)	March 11, 2004
363 ___________________________________________________________________________
Signature	Title	Date
EDMUND B. CRONIN, JR.* Edmund B. Cronin, Jr.	Director, Pepco Holdings	March 11, 2004
TERENCE C. GOLDEN* Terence C. Golden	Director, Pepco Holdings.	March 11, 2004
GEORGE F. MacCORMACK* George F. MacCormack	Director, Pepco Holdings	March 11, 2004
RICHARD B. McGLYNN* Richard B. McGlynn	Director, Pepco Holdings	March 11, 2004
JUDITH A. McHALE* Judith A. McHale	Director, Pepco Holdings	March 11, 2004
FLORETTA D. McKENZIE* Floretta D. McKenzie	Director, Pepco Holdings	March 11, 2004
LAWRENCE C. NUSSDORF* Lawrence C. Nussdorf	Director, Pepco Holdings	March 11, 2004
PETER F. O'MALLEY* Peter F. O'Malley	Director, Pepco Holdings	March 11, 2004
PAULINE A. SCHNEIDER* Pauline A. Schneider	Director, Pepco Holdings	March 11, 2004
A. Thomas Young	Director, Pepco Holdings	March 11, 2004
WILLIAM J. SIM William J. Sim	Director of Pepco	March 11, 2004
WILLIAM T. TORGERSON William T. Torgerson	Director of Pepco, DPL and ACE	March 11, 2004
*By: ELLEN SHERIFF ROGERS Ellen Sheriff Rogers Attorney-in-Fact		March 11, 2004
364 ___________________________________________________________________________
INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
3.1.1	Pepco	Restated Articles of Incorporation and Articles of Restatement of Pepco
4.1	Pepco	Supplemental Indenture dated November 17, 2003 to Pepco's Mortgage and Deed of Trust dated July 1, 1936
12.1	PHI	Statements Re: Computation of Ratios
12.2	Pepco	Statements Re: Computation of Ratios
12.3	DPL	Statements Re: Computation of Ratios
12.4	ACE	Statements Re: Computation of Ratios
21	PHI Pepco DPL ACE	Subsidiaries of the Registrant
23.1	PHI	Consent of Independent Auditors
23.2	Pepco	Consent of Independent Auditors
23.3	ACE	Consent of Independent Auditors
23.4	PHI	Consent of Independent Auditors
24	PHI	Power of Attorney
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
99.1	PHI	Financial Statements of Starpower Communications, LLC
INDEX TO EXHIBITS FURNISHED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
365 ___________________________________________________________________________