Form 10-K/A
period 2003-12-31
PEPCO HOLDINGS INC
filed 2004-03-31
CIK 1135971

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
________________________________________________________________________________
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

     THIS COMBINED FORM 10-K/A IS SEPARATELY FILED BY PEPCO HOLDINGS, DPL AND ACE. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

________________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Pepco Holdings, Inc. definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about April 1, 2004 are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

     This Form 10-K/A of Pepco Holdings, Inc. (PHI) and of Atlantic City Electric Company (ACE and, together with PHI, the Reporting Companies) amends the Annual Reports on Form 10-K for the year ended December 31, 2003, of the respective Reporting Companies. The amendments as explained in Note (16) to the Consolidated Financial Statements of PHI and Note (15) to the Consolidated Financial Statements of ACE:

•

eliminate certain items of intercompany interest and dividend income and intercompany interest expense inadvertently included in the Consolidated Statements of Earnings of each of the Reporting Companies for the year ended December 31, 2003. The elimination had no impact on Total Other Expenses or Net Income as previously reported in the Consolidated Statements of Earnings of each of the Reporting Companies for the year ended December 31, 2003;

•

reflect corresponding changes in the computations of (i) PHI's ratio of earnings to fixed charges and preferred dividends, as set forth in Exhibit 12.1, and (ii) ACE's ratios of (A) earnings to fixed charges and (B) earnings to fixed charges and preferred dividends, as set forth in Exhibit 12.2, in each case for the year ended December 31, 2003;

•	reflect corresponding changes in the segment information for the year ended December 31, 2003 presented in Note (4) to the Consolidated Financial Statements of PHI;
•

provide in Note (8) to the Consolidated Financial Statements of each of the Reporting Companies further elaboration concerning the treatment of the Bondable Transition Property sold by ACE to Atlantic City Electric Transition Funding, LLC ("ACE Funding") and the Transition Bonds issued by ACE Funding;

•

clarify in Note (8) to the Consolidated Financial Statements of ACE that $25.8 million of debentures issued to the Financing Trust were called for redemption and therefore were classified as a current liability in the Consolidated Balance Sheets of ACE at December 31, 2003;

•	correct in Note (8) to the Consolidated Financial Statements of each of the Reporting Companies the presentation of aggregate maturities for long-term debt for 2008 and thereafter;
•	correct in Note (8) to the Consolidated Financial Statements of PHI the total Transition Bonds issued by ACE Funding; and
•	correct in Note (11) to the Consolidated Financial Statements of PHI the total number of shares of PHI's common stock reserved and unissued at December 31, 2003.

     This Form 10-K/A of PHI also corrects an error appearing under the caption "Competitive Energy" in Item 1, Business, by revising the text to state that PHI's competitive energy operations in 2003 incurred an operating loss equal to 19% of PHI's consolidated operating income.

_______________________________________________________________________________

     This Form 10-K/A of ACE and Delmarva Power & Light Company (DPL) amends their respective Annual Reports on Form 10-K for the year ended December 31, 2003 to furnish the information required by Item 14.

     The chief executive officer and the chief financial officer, of each of PHI, ACE and DPL have determined that the filing of this Form 10-K/A and the amended disclosures contained herein have not altered their conclusions with regard to the disclosure controls and procedures of the respective companies as set forth in Item 9A of their Forms 10-K for the year ended December 31, 2003.

This Form 10-K/A does not amend the Annual Report on Form 10-K for the year ended December 31, 2003 of Potomac Electric Power Company.
_______________________________________________________________________________
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
i _________________________________________________________________________________
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
ii _________________________________________________________________________________
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
iii _________________________________________________________________________________
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
iv _________________________________________________________________________________
Term	Definition
Treasury lock	A hedging transaction that allows a company to "lock-in" a specific interest rate corresponding to the rate of a designated Treasury bond for a determined period of time
VaR	Value at Risk
VEBA	Voluntary Employee Beneficiary Association
VRDB	Variable Rate Demand Bonds
VSCC	Virginia State Corporation Commission
V _________________________________________________________________________________

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

Competitive Energy

     PHI's competitive energy business provides non-regulated generation, marketing and supply of electricity and gas, and related energy management services, in the mid-Atlantic region. In 2003, PHI's competitive energy operations produced 43% of PHI's consolidated operating revenues and incurred an operating loss equal to 19% of PHI's consolidated operating income. PHI's competitive energy operations are conducted through subsidiaries of Conectiv Energy Holding Company (collectively, Conectiv Energy) and Pepco Energy Services and its subsidiaries (collectively, Pepco Energy Services).

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

Air Quality Regulation

     The generation facilities and operations of PHI's subsidiaries are subject to Federal, state and local laws and regulations, including the federal Clean Air Act (CAA) that limit emissions of air pollutants, require permits for operation of facilities and impose recordkeeping and reporting requirements.

     Among other things, the CAA restricts total sulfur dioxide (SO2) emissions from affected generation units and allocates SO2 "allowances." The generation facilities of PHI's subsidiaries that require SO2 allowances use

11 ______________________________________________________________________________

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

12 ______________________________________________________________________________

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

14 ______________________________________________________________________________
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
23 ______________________________________________________________________________
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
25 ______________________________________________________________________________________

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is contained herein, as follows:
26 ______________________________________________________________________________
THIS PAGE LEFT INTENTIONALLY BLANK.
27 ______________________________________________________________________________

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

28 _______________________________________________________________________________

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

29 _______________________________________________________________________________
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

30 ______________________________________________________________________________

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

31 ______________________________________________________________________________

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
32 ______________________________________________________________________________
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
33 ______________________________________________________________________________

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

37 ______________________________________________________________________________
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
38 ______________________________________________________________________________
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

39 ______________________________________________________________________________
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

40 ______________________________________________________________________________

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
41 _________________________________________________________________________________
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

42 ______________________________________________________________________________
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

43 ______________________________________________________________________________

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

44 ______________________________________________________________________________

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

45 ______________________________________________________________________________

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
46 ______________________________________________________________________________

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

47 ______________________________________________________________________________

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

48 ______________________________________________________________________________

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

49 ______________________________________________________________________________
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

50 ______________________________________________________________________________

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

51 ______________________________________________________________________________
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

52 ______________________________________________________________________________
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

53 ______________________________________________________________________________
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

54 ______________________________________________________________________________

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

55 ______________________________________________________________________________
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

56 ______________________________________________________________________________

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

     In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), an impairment loss shall only be recognized if the carrying amount of an asset is not recoverable and the carrying amount exceeds its fair value. The asset is deemed to not be recoverable when its carrying amount exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. In order to estimate an asset's future cash flows, Pepco Holdings considers historical cash flows. Pepco Holdings uses its best estimates in making these evaluations and considers various factors, including forward price curves for energy, fuel costs, legislative initiatives, and operating costs. The process of determining fair value is done consistent with the process described in assessing the fair value of goodwill, discussed above. For a discussion of the impairment testing

57 ______________________________________________________________________________
results related to Conectiv Energy's combustion turbines, refer to Part II, Item 8, Note (13) Conectiv Energy Events, herein.
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
58 ______________________________________________________________________________

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

59 ______________________________________________________________________________

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

60 ______________________________________________________________________________

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

61 ______________________________________________________________________________
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

62 ______________________________________________________________________________
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

63 ______________________________________________________________________________

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
64 ______________________________________________________________________________

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

65 ______________________________________________________________________________

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
66 ______________________________________________________________________________

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
67 ______________________________________________________________________________

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

68 ______________________________________________________________________________

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

69 ______________________________________________________________________________

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

70 ______________________________________________________________________________
THIS PAGE LEFT INTENTIONALLY BLANK.
71 ______________________________________________________________________________

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

72 ______________________________________________________________________________
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
73 ______________________________________________________________________________

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
74 ______________________________________________________________________________

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

75 ______________________________________________________________________________
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
Cash Flow Activity

     During 2003, $325.9 million in cash was provided from operating activities, $197.5 million in cash was used by investing activities, and $139.8 million of cash was used by financing activities, resulting in a decrease of $11.4 million in cash and cash equivalents during the year to $6.8 million. At December 31, 2002, cash and cash equivalents were $18.2 million.

Capital Requirements
Construction Expenditures

     Pepco's construction expenditures for the year ended December 31, 2003 totaled $203 million. For the five-year period 2004 through 2008, Pepco's total construction expenditures are projected to be approximately $1.0 billion.

76 ______________________________________________________________________________
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
77 ______________________________________________________________________________
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

78 ______________________________________________________________________________

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

79 ______________________________________________________________________________
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

80 ______________________________________________________________________________
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

81 ______________________________________________________________________________

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
82 ______________________________________________________________________________

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
83 ______________________________________________________________________________

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

84 ______________________________________________________________________________

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

85 ______________________________________________________________________________

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

86 ______________________________________________________________________________
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

87 ______________________________________________________________________________
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

88 ______________________________________________________________________________

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

89 ______________________________________________________________________________

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
90 ______________________________________________________________________________

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
91 ______________________________________________________________________________

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

92 ______________________________________________________________________________
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

93 ______________________________________________________________________________

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

94 ______________________________________________________________________________

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
95 ______________________________________________________________________________

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

96 ______________________________________________________________________________
THIS PAGE LEFT INTENTIONALLY BLANK.
97 ______________________________________________________________________________

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

98 ______________________________________________________________________________
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

99 ______________________________________________________________________________
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

100 ______________________________________________________________________________
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

101 ______________________________________________________________________________
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

102 ______________________________________________________________________________
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

103 ______________________________________________________________________________
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

104 ______________________________________________________________________________

THIS PAGE LEFT INTENTIONALLY BLANK.
105 ______________________________________________________________________________

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

106 ______________________________________________________________________________
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

107 ______________________________________________________________________________

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

108 ______________________________________________________________________________
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

109 ______________________________________________________________________________
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

110 ______________________________________________________________________________
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
111 ______________________________________________________________________________
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

112 ______________________________________________________________________________

THIS PAGE LEFT INTENTIONALLY BLANK.
113 ______________________________________________________________________________

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

114 ______________________________________________________________________________

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

115 __________________________________________________________________________________

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

116 __________________________________________________________________________________

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

117 __________________________________________________________________________________

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
118 _________________________________________________________________________________

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
119 _________________________________________________________________________________

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

120 _________________________________________________________________________________

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
121 _________________________________________________________________________________

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

122 _________________________________________________________________________________

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

123 ______________________________________________________________________________

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

124 ______________________________________________________________________________
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
125 ________________________________________________________________________________
THIS PAGE LEFT INTENTIONALLY BLANK.
126 _______________________________________________________________________________

Report of Independent Auditors
To the Shareholders and Board of Directors of Pepco Holdings, Inc.:

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

As discussed in Note 16 to the consolidated financial statements, the Company has revised the presentation of their consolidated statement of earnings for the year ended December 31, 2003.
PricewaterhouseCoopers LLP Washington, DC February 26, 2004, except as to Note 16 for which the date is March 31, 2004
127 ______________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS
For the Year Ended December 31,	Restated (See Note 16) 2003	2002	2001
(Millions, except per share data)
Operating Revenue
Pepco	$1,548.0	$ 1,533.5	$ 1,723.5
Conectiv Power Delivery	2,471.1	996.2	-
Conectiv Energy	2,070.6	850.2	-
Pepco Energy Services	1,066.7	826.7	541.5
Other Non-Regulated	114.9	117.9	106.2
Total Operating Revenue	7,271.3	4,324.5	2,371.2
Operating Expenses
Fuel and purchased energy	4,621.8	2,538.4	1,238.1
Other operation and maintenance	1,348.6	775.1	373.4
Depreciation and amortization	422.1	239.8	170.6
Other taxes	273.9	225.6	186.5
Deferred electric service costs	(7.0)	-	-
Impairment losses	64.3	-	65.5
Gain on sales of assets	(68.8)	-	(29.3)
Total Operating Expenses	6,654.9	3,778.9	2,004.8
Operating Income	616.4	545.6	366.4
Other Income (Expenses)
Interest and dividend income	17.1	22.3	62.0
Interest expense	(368.3)	(213.8)	(148.7)
Loss from equity investments	(.9)	(9.7)	(23.9)
Impairment loss on equity investments	(102.6)	-	-
Other income	37.1	24.2	14.1
Other expenses	(11.4)	(13.4)	(8.8)
Total Other Expenses	(429.0)	(190.4)	(105.3)
Preferred Stock Dividend Requirements of Subsidiaries	13.9	20.6	14.2
Income Before Income Tax Expense	173.5	334.6	246.9
Income Tax Expense	65.9	124.1	83.5
Income Before Extraordinary Item	$ 107.6	$ 210.5	$ 163.4
Extraordinary Item (net of taxes of $4.1 million for the year ended December 31, 2003)	5.9	-	-
Net Income	$ 113.5	$ 210.5	$ 163.4
Earnings Per Share of Common Stock
Basic Before Extraordinary Item	$ .63	$ 1.61	$ 1.51
Basic - Extraordinary Item	$ .03	$ -	$ -
Basic Earnings Per Share of Common Stock	$ .66	$ 1.61	$ 1.51
Diluted Before Extraordinary Item	$ .63	$ 1.61	$ 1.50
Diluted - Extraordinary Item	$ .03	$ -	$ -
Diluted Earnings Per Share of Common Stock	$ .66	$ 1.61	$ 1.50
The accompanying Notes are an integral part of these Consolidated Financial Statements.

128 ___________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
For the Year Ended December 31,	2003	2002	2001
(Millions of Dollars)
Net income	$113.5	$210.5	$163.4
Other comprehensive earnings (loss), net of taxes
Unrealized gains (losses) on commodity derivatives designated as cash flow hedges:
Unrealized holding gains (losses) arising during period	45.0	29.2	(.5)
Less: reclassification adjustment for gains (losses) included in net earnings	18.9	.6	(.1)
Net unrealized gains (losses) on commodity derivatives	26.1	28.6	(.4)
Realized gain (loss) on Treasury lock	11.7	(102.4)	-
Unrealized gain (loss) on interest rate swap agreements designated as cash flow hedges:
Unrealized holding gains (losses) arising during period	3.4	(13.7)	(3.1)
Less: reclassification adjustment for loss included in net earnings	(5.6)	(1.9)	(.2)
Net unrealized gain (loss) on interest rate swaps	9.0	(11.8)	(2.9)
Unrealized gains on marketable securities:
Unrealized holding gains arising during period	6.1	5.7	4.5
Less: reclassification adjustment for gains (losses) included in net earnings	0.3	(0.1)	-
Net unrealized gains on marketable securities	5.8	5.8	4.5
Other comprehensive earnings (losses), before tax	52.6	(79.8)	1.2
Income tax expense (benefit)	22.4	(33.6)	.4
Other comprehensive earnings (losses), net of tax	30.2	(46.2)	.8
Comprehensive earnings	$143.7	$164.3	$164.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

129 ______________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ASSETS	December 31, 2003	December 31, 2002
(Millions of Dollars)

CURRENT ASSETS
Cash and cash equivalents	$ 100.3	$ 82.5
Restricted cash	.5	16.3
Restricted funds held by Trustee	8.3	-
Marketable securities	28.7	175.3
Accounts receivable, less allowance for uncollectible accounts of $43.5 million and $37.3 million	1,136.3	1,118.5
Fuel, materials and supplies-at average cost	281.2	259.9
Prepaid expenses and other	73.6	54.4
Total Current Assets	1,628.9	1,706.9
INVESTMENTS AND OTHER ASSETS
Goodwill	1,434.3	1,431.8
Regulatory assets	1,554.7	1,453.2
Investment in financing trusts	2.9	-
Investment in finance leases held in Trust	1,143.1	-
Investment in finance leases	-	1,091.6
Prepaid pension expense	166.6	149.3
Other	539.0	548.0
Total Investments and Other Assets	4,840.6	4,673.9
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	10,747.2	10,625.0
Accumulated depreciation	(3,782.3)	(3,581.7)
Net Property, Plant and Equipment	6,964.9	7,043.3
TOTAL ASSETS	$13,434.4	$13,424.1
The accompanying Notes are an integral part of these Consolidated Financial Statements.
130 __________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY	December 31, 2003	December 31, 2002
(Millions of Dollars, except share data)

CURRENT LIABILITIES
Short-term debt	$ 898.3	$ 1,377.4
Accounts payable and accrued liabilities	699.6	638.8
Debentures issued to Financing Trust	25.8	-
Capital lease obligations due within one year	15.8	15.8
Interest and taxes accrued	96.8	63.4
Other	354.1	501.2
Total Current Liabilities	2,090.4	2,596.6

DEFERRED CREDITS
Regulatory liabilities	541.2	541.6
Income taxes	1,777.0	1,535.2
Investment tax credits	63.7	69.0
Other	522.8	452.8
Total Deferred Credits	2,904.7	2,598.6

LONG-TERM LIABILITIES
Long-term debt	4,588.9	4,287.5
Transition Bonds issued by ACE Funding	551.3	425.3
Debentures issued to financing trusts	72.2	-
Mandatorily redeemable serial preferred stock	45.0	-
Capital lease obligations	115.4	119.6
Total Long-Term Liabilities	5,372.8	4,832.4

COMMITMENTS AND CONTINGENCIES

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	-	290.0

PREFERRED STOCK
Serial preferred stock	35.3	35.3
Redeemable serial preferred stock	27.9	75.4
Total preferred stock	63.2	110.7

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, - authorized 400,000,000 shares and 200,000,000 shares, respectively - issued 171,769,448 shares and 169,982,361 shares, respectively	1.7	1.7
Premium on stock and other capital contributions	2,246.6	2,212.0
Capital stock expense	(3.3)	(3.2)
Accumulated other comprehensive loss	(22.7)	(52.9)
Retained income	781.0	838.2
Total Shareholders' Equity	3,003.3	2,995.8

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,434.4	$13,424.1

The accompanying Notes are an integral part of these Consolidated Financial Statements

131 _________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31,	2003	2002	2001
(Millions of Dollars)

OPERATING ACTIVITIES
Net income	$113.5	$210.5	$163.4
Adjustments to reconcile net income to net cash from (used by) operating activities:
Depreciation and amortization	422.1	239.8	170.6
Gain on divestiture of generation assets	-	-	(29.3)
Gain on sale of building	(68.8)	-	-
Undistributed (gains) losses from affiliates	8.4	(1.3)	24.1
Gain on sale of assets	-	-	(6.4)
Net loss on derivative contracts	45.6	11.1	-
Extraordinary item	(10.0)	-	-
Rents received from leveraged leases under income earned	(72.4)	(35.9)	(13.6)
Impairment losses	166.9	-	65.5
Changes in:
Accounts receivable	-	(75.3)	73.2
Regulatory assets and liabilities	(86.0)	27.4	(152.9)
Prepaid expenses	(23.3)	74.1	389.4
Other deferred charges	45.9	(32.7)	21.4
Derivative and energy trading contracts	(21.6)	(7.4)	-
Prepaid pension costs	(17.3)	3.1	(28.9)
Materials and supplies	(18.0)	(35.7)	(2.1)
Accounts payable and accrued payroll	(65.4)	179.2	(50.7)
Interest and taxes accrued, including Federal income tax refund of $158.4 million and $135.4 million in 2003 and 2002	241.8	236.2	(721.8)
Net Cash From (Used By) Operating Activities	661.4	793.1	(98.1)

INVESTING ACTIVITIES
Acquisition of Conectiv, net of cash acquired	-	(1,075.6)	-
Net investment in property, plant and equipment	(598.2)	(503.8)	(245.3)
Proceeds from/changes in:
Sale of office building and other properties	159.2	-	-
Proceeds from combustion turbine contract cancellation	52.0	-	-
Divestiture of generation assets	-	-	156.2
Purchase of leveraged leases	-	(319.6)	(157.7)
Proceeds from sale of marketable securities	717.3	27.0	75.4
Purchase of marketable securities	(564.3)	(34.0)	-
Purchases of other investments	(11.0)	(22.5)	(76.1)
Proceeds from sale of other investments	-	15.2	16.6
Sale of aircraft	-	4.0	22.9
Net other investing activities	12.5	(27.4)	(5.4)
Net Cash Used By Investing Activities	(232.5)	(1,936.7)	(213.4)

FINANCING ACTIVITIES
Dividends paid on preferred stock	(4.6)	(5.9)	(5.0)
Dividends paid on common stock	(170.7)	(130.6)	(126.5)
Common stock issued to the Dividend Reinvestment Plan	31.2	12.4	-
Redemption of Trust Preferred Stock	(195.0)	-	-
Redemption of preferred stock	(2.5)	(9.9)	(5.6)
Issuance of common stock	1.6	105.7	-
Reacquisition of the Company's common stock	-	(2.2)	(78.1)
Issuances of long-term debt	1,093.7	1,974.2	92.4
Redemption of long-term debt	(692.2)	(415.2)	(1,059.9)
Repayments of short-term debt, net of issuances	(452.7)	(684.8)	138.5
Cost of issuances and financings	(14.6)	(130.4)	-
Net other financing activities	(5.3)	(2.7)	6.6
Net Cash (Used By) From Financing Activities	(411.1)	710.6	(1,037.6)
Net Increase (Decrease) In Cash and Cash Equivalents	17.8	(433.0)	(1,349.1)
Cash and Cash Equivalents at Beginning of Year	82.5	515.5	1,864.6

CASH AND CASH EQUIVALENTS AT END OF YEAR	$100.3	$82.5	$515.5

Supplemental Disclosure of Cash Flow Information
Cash paid (received) for interest (net of capitalized interest of $11.3 million, $10.6 million and $2.6 million) and income taxes:
Interest	$390.3	$139.6	$172.0
Income taxes	$(144.1)	$(271.0)	$781.2
The accompanying Notes are an integral part of these Consolidated Financial Statements.

132 __________________________________________________________________________________
PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock Shares Par Value		Premium on Stock	Capital Stock Expense	Accumulated Other Comprehensive (Loss) Income	Retained Income
(Dollar Amounts in Millions)

BALANCE, DECEMBER 31, 2000	118,544,736	$118.5	$1,027.3	$(12.9)	$ (7.5)	$937.2

Net Income	-	-	-	-	-	163.4
Other comprehensive income	-	-	-	-	.8	-
Dividends on common stock ($1.165/sh.)	-	-	-	-	-	(126.5)
Conversion of stock options	147	-	-	-	-	-
Gain on acquisition of preferred stock	-	-	.7	-	-	-
Release of restricted stock	-	-	.3	-	-	-
BALANCE, DECEMBER 31, 2001	118,544,883	$118.5	$1,028.3	$(12.9)	$ (6.7)	$974.1

Net Income	-	-	-	-	-	210.5
Other comprehensive loss	-	-	-	-	(46.2)	-
Dividends on common stock ($1.00/sh.)	-	-	-	-	-	(130.6)
Issuance of common stock:
Related to Conectiv acquisition	163,602,584	1.7	2,095.6	(2.1)	-	-
Original issue shares	5,750,000	-	105.7	-	-	-
DRP original shares	629,777	-	12.4	-	-	-
Cancellation of Pepco outstanding stock	(107,221,176)	(107.2)	(963.8)	10.7	-	-
Cancellation of Pepco Treasury Stock	(11,323,707)	(11.3)	(64.5)	1.1	-	(215.8)
Reacquired Conectiv and Pepco PARS	-	-	(3.2)	-	-	-
Vested options converted to Pepco Holdings options	-	-	1.5	-	-	-
BALANCE, DECEMBER 31, 2002	169,982,361	$1.7	$2,212.0	$ (3.2)	$(52.9)	$838.2

Net Income	-	-	-	-	-	113.5
Other comprehensive income	-	-	-	-	30.2	-
Dividends on common stock ($1.00/sh.)	-	-	-	-	-	(170.7)
Issuance of common stock:
Original issue shares	80,665	-	1.6	-	-	-
DRP original shares	1,706,422	-	31.2	-	-	-
Release of restricted stock	-	-	.1	(.1)	-	-
Reacquired Conectiv and Pepco PARS	-	-	1.7	-	-	-
BALANCE, DECEMBER 31, 2003	171,769,448	$ 1.7	$2,246.6	$ (3.3)	$ (22.7)	$781.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

133 _______________________________________________________________________________________

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

134 ______________________________________________________________________________
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

135 ______________________________________________________________________________

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
136 ______________________________________________________________________________

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

137 ______________________________________________________________________________
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

138 ______________________________________________________________________________
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

139 ______________________________________________________________________________

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
140 ______________________________________________________________________________
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

141 ______________________________________________________________________________
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

142 ______________________________________________________________________________
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
143 ______________________________________________________________________________

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

144 ______________________________________________________________________________
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
145 ______________________________________________________________________________
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

146 ______________________________________________________________________________

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

147 ______________________________________________________________________________
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

148 ______________________________________________________________________________

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

149 ______________________________________________________________________________

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

150 ______________________________________________________________________________

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

151 ______________________________________________________________________________
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

152 ______________________________________________________________________________
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

	December 31, 2003 (In Millions)
	Power Delivery Segments		Competitive Energy Segments
	Pepco	Conectiv Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	(a) Corp. & Other	PHI Cons.
Operating Revenue	$1,548.0	$2,480.4	$2,884.8 (b)	$1,074.7	$114.2	$(830.8)	$ 7,271.3
Operating Expense	1,291.8	2,207.6(b)	2,998.4 (c), (d)	1,076.4	(29.7)	(889.6)(c), (d)	6,654.9
Operating Income (loss)	256.2	272.8	(113.6)	(1.7)	143.9	58.8	616.4
Interest Expense (Restated)	78.0	89.8	39.2	1.2	96.4	63.7	368.3
Income Taxes	72.0	74.7	(53.0)	1.3	(10.6)	(18.5)	65.9
Extraordinary Item (net of taxes of $4.1 million)	-	5.9	-	-	-	-	5.9
Net Income (loss)	107.0	98.8	(79.0)(c), (d)	1.1	7.7 (e)	(22.1)(c), (d)	113.5
Total Assets	$3,717.4	$4,866.6	$2,115.9	$405.0	$1,384.5	$945.0	$13,434.4
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

153 _____________________________________________________________________________________
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

154 ______________________________________________________________________________
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

     PCI's leased aircraft portfolio primarily consists of performing assets on lease to established commercial airlines. PCI continues to manage its aircraft portfolio with the objective of identifying future opportunities for their sale or other disposition on favorable economic terms. In addition, PCI periodically assesses the aircraft for impairment.

     In December 2003, PCI recorded approximately $11.0 million (after-tax $5.2 million) related to the write down of the carrying value of an aircraft leased to Atlas. The write down was made due to concerns over Atlas' credit worthiness and the potential return of the aircraft by Atlas as part of its pending bankruptcy.

155 ______________________________________________________________________________

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

156 ______________________________________________________________________________
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

157 ______________________________________________________________________________

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
158 ______________________________________________________________________________
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

159 ______________________________________________________________________________
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

160 ______________________________________________________________________________

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
161 ______________________________________________________________________________

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
162 ______________________________________________________________________________

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

163 ______________________________________________________________________________

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

164 ______________________________________________________________________________

(8) DEBT
LONG-TERM DEBT
The components of long-term debt are shown below.
		At December 31,
Interest Rate	Maturity	2003	2002
		(Millions of Dollars)
First Mortgage Bonds
Pepco:
5.625%	2003	$-	$50.0
6.50%	2005	100.0	100.0
6.25%	2007	175.0	175.0
6.50%	2008	78.0	78.0
5.875%	2008	50.0	50.0
5.75%	2010	16.0	16.0
4.95%	2013	200.0	-
6.00%	2022	30.0	30.0
6.375%	2023	37.0	37.0
7.25%	2023	-	100.0
6.875%	2023	100.0	100.0
5.375%	2024	42.5	42.5
5.375%	2024	38.3	38.3
6.875%	2024	75.0	75.0
7.375%	2025	75.0	75.0
7.50%	2028	-	40.0

DPL:
6.40%	2003	-	85.0
8.15%	2015	-	32.0
5.90%	2021	-	18.2
7.71%	2025	100.0	100.0
6.05%	2032	-	15.0

ACE:
6.00% - 7.20%	2003	-	40.0
6.18% - 7.98%	2004 - 2008	165.0	223.0
7.25% - 7.63%	2010 - 2014	8.0	8.0
6.63%	2013	68.6	68.6
7.68%	2015 - 2016	17.0	17.0
6.80%	2021	38.9	38.9
7.00%	2023	62.5	62.5
5.60%	2025	4.0	4.0
6.15% - 7.20%	2028 - 2029	129.7	129.7

Amortizing First Mortgage Bonds
DPL:
6.95%	2004 - 2008	15.7	17.9

ACE:
6.375%	2004 - 2006	2.0	2.0

Total First Mortgage Bonds		$1,628.2	$1,868.6

NOTE: Schedule is continued on next page.
165 ______________________________________________________________________________

		At December 31,
Interest Rate	Maturity	2003	2002
		(Millions of Dollars)
Unsecured Tax-Exempt Bonds
DPL:
7.15%	2011	$-	$1.0
5.20%	2019	31.0	31.0
3.15%	2023	18.2	-
5.50%	2025	15.0	15.0
4.90%	2026	34.5	34.5
5.65%	2028	16.2	16.2
Variable	2030 - 2038	93.4	78.4
Total Unsecured Tax-Exempt Bonds		208.3	176.1

Medium-Term Notes (unsecured)
Pepco:
7.64%	2007	35.0	35.0
6.25%	2009	50.0	50.0
7.00%	2024	35.0	50.0

DPL:
8.30%	2004	4.5	4.5
6.75%	2006	20.0	20.0
7.06% - 8.13%	2007	61.5	61.5
7.56% - 7.58%	2017	14.0	14.0
6.81%	2018	4.0	4.0
7.61%	2019	12.0	12.0
7.72%	2027	10.0	10.0

ACE:
6.63%	2003	-	30.0
7.50% - 7.52%	2007	15.0	15.0

CIV:
6.73%	2003	-	50.0
6.73%	2004	-	50.0
5.30%	2005	250.0	280.0
6.73%	2006	100.0	20.0
Total Medium-Term Notes (unsecured)		$611.0	706.0

NOTE: Schedule is continued on next page.
166 ______________________________________________________________________________

		At December 31,
Interest Rate	Maturity	2003	2002
		(Millions of Dollars)

Recourse Debt
PCI:
3.00% - 3.99%	2008	$92.0	$92.0
6.00% - 6.99%	2004 - 2005	99.4	213.2
7.00% - 8.99%	2004 - 2007	86.8	107.1
Total Recourse Debt		278.2	412.3

Notes (secured)
Pepco Energy Services:
7.85%	2017	8.5	-

Notes (unsecured)
PHI:
Variable	2004	200.0	-
3.75% - 5.50%	2006 - 2007	800.0	500.0
4.00% - 6.45%	2010 - 2012	950.0	750.0
7.45%	2032	250.0	250.0
Total Notes (unsecured)		2,200.0	1,500.0

Nonrecourse debt
PCI:
6.57% - 9.66%	2018	18.1	25.3

Acquisition fair value adjustment		.7	2.4
Total Long-Term Debt		4,953.0	4,690.7
Net unamortized discount		(10.1)	(11.3)
Current portion		(354.0)	(391.9)
Total Net Long-Term Debt		$4,588.9	$4,287.5

Transition Bonds issued by ACE Funding:
2.89%	2010	$94.5	$109.0
2.89%	2011	46.0	-
4.21%	2013	66.0	66.0
4.46%	2016	52.0	-
4.91%	2017	118.0	118.0
5.05%	2018	54.0	-
5.50%	2023	147.0	147.0
Total		577.5	440.0
Net unamortized discount		(.3)	(.3)
Current portion of long-term debt (included in short-term debt)		(25.9)	(14.4)
Total Transition Bonds issued by ACE Funding		$551.3	425.3

The outstanding First Mortgage Bonds issued by each of Pepco, DPL and ACE are secured by a lien on substantially all of the issuing company's property, plant and equipment.

     The assets of ACE Funding, including the Bondable Transition Property, and the Transition Bond charges collected from ACE's customers are not available to creditors of ACE. The Transition Bonds are obligations of ACE Funding and are non-recourse to ACE.

     The aggregate amounts of maturities for long-term debt outstanding at December 31, 2003, are $379.9 million in 2004, $510.8 million in 2005, $436.9 million in 2006, $854.8 million in 2007, $305.3 million in 2008, and $3,042.8 million thereafter.

167 ______________________________________________________________________________
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

168 ______________________________________________________________________________
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
169 _________________________________________________________________________________

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
170 ______________________________________________________________________________

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

171 ______________________________________________________________________________
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

172 ______________________________________________________________________________

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
173 ______________________________________________________________________________

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

     The Performance Restricted Stock Program and the Merger Integration Success Program have been established under the LTIP. Under the Performance Restricted Stock Program, performance criteria are selected and measured over a three-year period. The target number of share award opportunities established in 2001 and 2000 under Pepco's Performance Restricted Stock Program, a component of Pepco Holdings' LTIP, for performance periods 2002-2004 and 2001-2003, were 57,000 and 58,250, respectively. The target number of share award opportunities established in 2003 and 2002 under Pepco Holdings' Performance Restricted Stock Program for performance periods 2004-2006 and 2003-2005 were 292,100 and 287,800, respectively. The fair value per share on award date for the performance restricted stock was $19.695 for 2004-2006 award, $19.405 for the 2003-2005 award, $22.51 for the 2002-2004 award, and $24.43 for the 2001-2003 award. Depending on the extent to which the performance criteria are satisfied, the executives are eligible to earn shares of common stock under the Performance Restricted Stock Program ranging from 0% to 200% of the target share award opportunities. No awards were earned in respect of the 2001-2003 share award opportunity.

174 ______________________________________________________________________________

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
175 ______________________________________________________________________________

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

The following table presents Pepco Holdings' common stock reserved and unissued at December 31, 2003:
Name of Plan	Number of Shares
DRP	2,646,565
Conectiv Incentive Compensation Plan	1,800,000
Potomac Electric Power Company Long-Term Incentive Plan	1,400,000
Pepco Holdings, Inc. Long-Term Incentive Plan	9,761,754
Pepco Holdings, Inc. Stock Compensation Plan for Directors	97,964
Potomac Electric Power Company Savings Plans consisting of (i) the Savings Plan for Exempt Employees, (ii) the Savings Plan for Bargaining Unit Employees, and (iii) the Savings Plan for Non-Exempt, Non-Bargaining Unit Employees	2,536,372
Conectiv Savings and Investment Plan	20,000
Atlantic Electric Savings and Investment Plan-B	23,038
Total	18,285,693
176 ______________________________________________________________________________
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
177 ______________________________________________________________________________

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

178 ______________________________________________________________________________

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

179 ______________________________________________________________________________

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

180 ______________________________________________________________________________

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

181 ______________________________________________________________________________
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

182 ______________________________________________________________________________

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

183 ______________________________________________________________________________
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

184 ______________________________________________________________________________

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

185 ______________________________________________________________________________
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

186 ______________________________________________________________________________

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

187 ______________________________________________________________________________
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

188 ______________________________________________________________________________

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

189 ______________________________________________________________________________

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

190 ______________________________________________________________________________

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

191 ______________________________________________________________________________

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

192 ______________________________________________________________________________
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

193 _________________________________________________________________________________
4.

Pepco Holdings has issued a guarantee on behalf of a subsidiary's 50% unconsolidated investment in a limited liability company for repayment of borrowings under a loan agreement of approximately $13.1 million.

5.	Conectiv has performance obligations of $4.6 million relating to obligations to third party suppliers of equipment.
6.	Other guarantees comprise:
	•	Pepco Holdings has guaranteed payment of a bond issued by a subsidiary of $14.9 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
	•	Conectiv has guaranteed a subsidiary building lease of $4.3 million. PHI does not expect to fund the full amount of the exposure under the guarantee.
•

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

194 ______________________________________________________________________________

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
195 _________________________________________________________________________________

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

(16) RESTATEMENT

     On March 31, 2004, PHI filed a Form 10-K/A amending its Annual Report on Form 10-K for the year ended December 31, 2003. The purpose of this amendment is to eliminate certain items of intercompany interest and dividend income and intercompany interest expense inadvertently included in the Consolidated Statements of Earnings of PHI for the year ended December 31, 2003. The following chart identifies the amounts impacted by the elimination as they were previously reported and restated.

	For the Year Ended December 31, 2003
(in Millions of Dollars)	As Previously Reported	As Restated
Detail of Restated Amounts:
Consolidated Statements of Earnings
Interest and dividend income	$ 37.6	$ 17.1
Interest expense	$(388.8)	$(368.3)
The elimination had no impact on Total Other Expenses or Net Income as previously reported in the Consolidated Statements of Earnings of PHI for the year ended December 31, 2003.
The amendment also makes corresponding changes in the segment information for the year ended December 31, 2003 presented in Note (4) to the Consolidated Financial Statements.

     In addition, the amendment provides in Note (8) to the Consolidated Financial Statements further elaboration concerning the treatment of the Bondable Transition Property sold by ACE to ACE Funding and the Transition Bonds issued by ACE Funding and corrects the total Transition Bonds issued by ACE Funding and the presentation of the aggregate maturities for long-term debt for 2008 from $296.3 million to $305.3 million and thereafter from $2,661.5 million to $3,042.8 million.

     The amendment also corrects in Note (11) to the Consolidated Financial Statements the total number of shares of PHI's common stock reserved and unissued at December 31, 2003 from 18,302,693 to 18,285,693.

196 ______________________________________________________________________________
THIS PAGE LEFT INTENTIONALLY BLANK.
197 ______________________________________________________________________________

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
198 ______________________________________________________________________________

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
199 __________________________________________________________________________________

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
200 __________________________________________________________________________________

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
201 __________________________________________________________________________________

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
202 __________________________________________________________________________________

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

203 __________________________________________________________________________________
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
204 __________________________________________________________________________________
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

205 ________________________________________________________________________________
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
206 ________________________________________________________________________________
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
207 ________________________________________________________________________________
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
208 ________________________________________________________________________________
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

209 ________________________________________________________________________________

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

210 ________________________________________________________________________________
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

211 ________________________________________________________________________________

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

212 ________________________________________________________________________________
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
213 ________________________________________________________________________________

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

214 ______________________________________________________________________________

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

215 ________________________________________________________________________________
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
216 ________________________________________________________________________________
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
217 ________________________________________________________________________________
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

218 ________________________________________________________________________________

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

219 ________________________________________________________________________________
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
220 __________________________________________________________________________________
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

221 _______________________________________________________________________________

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

222 _______________________________________________________________________________

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

223 ________________________________________________________________________________

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
224 ________________________________________________________________________________
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

225 ________________________________________________________________________________

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
226 ________________________________________________________________________________

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

227 ________________________________________________________________________________
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

228 ________________________________________________________________________________
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

229 ________________________________________________________________________________

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
230 ________________________________________________________________________________

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

231 ________________________________________________________________________________

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

232 ________________________________________________________________________________

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

233 ________________________________________________________________________________

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

234 ________________________________________________________________________________
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

235 ________________________________________________________________________________

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

236 ________________________________________________________________________________
THIS PAGE LEFT INTENTIONALLY BLANK.
237 ________________________________________________________________________________

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
238 ________________________________________________________________________________

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
239 ________________________________________________________________________________

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
240 ________________________________________________________________________________

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
241 ________________________________________________________________________________

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
242 ________________________________________________________________________________

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
243 ________________________________________________________________________________

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

244 ________________________________________________________________________________
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
245 ________________________________________________________________________________
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
246 ________________________________________________________________________________
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
247 ________________________________________________________________________________
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
248 ________________________________________________________________________________
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

249 ________________________________________________________________________________
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

250 ________________________________________________________________________________

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

251 ________________________________________________________________________________
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

252 ________________________________________________________________________________

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

253 ________________________________________________________________________________

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
254 ________________________________________________________________________________
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
255 ________________________________________________________________________________
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
256 ________________________________________________________________________________
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

257 _______________________________________________________________________________
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

258 ________________________________________________________________________________

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
259 ________________________________________________________________________________

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

260 ________________________________________________________________________________
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

267 ________________________________________________________________________________

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

262 ________________________________________________________________________________
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
263 ________________________________________________________________________________

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
264 ________________________________________________________________________________
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

265 ________________________________________________________________________________

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

266 ________________________________________________________________________________

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

267 ________________________________________________________________________________

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
268 ________________________________________________________________________________

THIS PAGE LEFT INTENTIONALLY BLANK.
269 ________________________________________________________________________________

Report of Independent Auditors
To the Board of Directors of Atlantic City Electric Company:

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

As discussed in Note 15 to the consolidated financial statements, the Company has revised the presentation of their consolidated statement of earnings for the year ended December 31, 2003.
PricewaterhouseCoopers LLP Philadelphia, PA February 26, 2004, except as to Note 15 for which the date is March 31, 2004
270 ________________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF EARNINGS
	Restated (See Note 15)
For the Year Ended December 31,	2003	2002	2001
(Millions of Dollars)
Operating Revenue	$1,236.0	$1,084.7	$1,041.1

Operating Expenses
Fuel and purchased energy	775.1	682.5	636.6
Other operation and maintenance	211.6	243.6	249.2
Merger related costs	-	38.1	-
Depreciation and amortization	112.5	69.2	84.7
Other taxes	23.8	24.8	34.1
Deferred electric service costs	(7.0)	(71.3)	(143.2)
Impairment losses	-	9.5	-
Total Operating Expenses	1,116.0	996.4	861.4
Operating Income	120.0	88.3	179.7
Other Income (Expenses)
Interest and dividend income	6.1	8.4	7.0
Interest expense	(62.8)	(54.2)	(61.5)
Other income	7.3	9.9	4.6
Other expenses	-	(.3)	-
Total Other Expenses	(49.4)	(36.2)	(49.9)

Distributions on Preferred Securities of Subsidiary Trust	1.8	7.6	7.6

Income Before Income Tax Expense	68.8	44.5	122.2

Income Tax Expense	27.3	16.3	46.7

Income Before Extraordinary Item	41.5	28.2	75.5
Extraordinary Item (net of tax of $4.1 million for 2003)	5.9	-	-
Net Income	47.4	28.2	75.5

Dividends on Preferred Stock	0.3	0.7	1.7

Earnings Available for Common Stock	$ 47.1	$ 27.5	$ 73.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

271 ________________________________________________________________________________
ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS
	December 31, 2003	December 31, 2002
ASSETS
(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$114.1	$247.1
Restricted funds held by Trustee	8.3	-
Accounts receivable, less allowance for uncollectible accounts of $5.3 million and $9.1 million	167.7	159.0
Fuel, materials and supplies - at average cost	34.3	35.0
Prepaid taxes	5.3	22.8
Total Current Assets	329.7	463.9
INVESTMENTS AND OTHER ASSETS
Regulatory assets	1,236.1	1,151.9
Other	26.2	34.1
Total Investments and Other Assets	1,262.3	1,186.0

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,831.6	1,836.0
Accumulated depreciation	(790.1)	(756.2)
Net Property, Plant and Equipment	1,041.5	1,079.8
TOTAL ASSETS	$2,633.5	$2,729.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.
272 ________________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY	December 31, 2003	December 31, 2002
(Millions of Dollars, except share data)
CURRENT LIABILITIES
Short-term debt	$ 59.5	$ 107.2
Debentures issued to financing trust	25.8	-
Accounts payable and accrued liabilities	81.9	75.1
Accounts payable to associated companies	12.6	12.9
Interest and taxes accrued	38.5	16.8
Other	50.3	77.3
Total Current Liabilities	268.6	289.3
DEFERRED CREDITS
Regulatory liabilities	121.2	78.5
Income taxes	514.7	508.2
Investment tax credits	24.4	26.5
Pension benefit obligation	37.1	46.6
Other post-retirement benefit obligation	43.6	38.9
Other	28.4	29.7
Total Deferred Credits	769.4	728.4

LONG-TERM LIABILITIES
Long-term debt	497.5	566.3
Transition Bonds issued by ACE Funding	551.3	425.3
Total Long-Term Liabilities	1,048.8	991.6
COMMITMENTS AND CONTINGENCIES
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST WHICH HOLDS SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES	-	95.0

REDEEMABLE SERIAL PREFERRED STOCK	6.2	6.2
SHAREHOLDER'S EQUITY
Common stock, $3.00 par value, authorized 25,000,000 shares, issued 12,886,853 shares	38.7	55.0
Premium on stock and other capital contributions	343.0	411.5
Capital stock expense	(0.8)	(1.2)
Retained income	159.6	153.9
Total Shareholder's Equity	540.5	619.2

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,633.5	$2,729.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.
273 ________________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31,	2003	2002	2001
(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 47.4	$ 28.2	$ 75.5
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	(10.0)	-	-
Depreciation and amortization	112.5	69.2	94.0
Investment tax credit adjustments	(2.0)	(2.0)	(7.4)
Write-down of plant and property	-	9.6	-
Deferred income taxes	0.5	46.6	83.6
Deferred energy supply costs	(7.0)	(41.8)	(143.2)
Changes in:
Accounts receivable	(9.8)	3.3	(17.4)
Material and supplies	4.1	1.0	(15.6)
Prepaid New Jersey sales and excise taxes	(6.8)	(3.1)	12.8
Accounts payable accrued liabilities	(3.0)	56.6	7.9
Taxes accrued	45.5	15.4	(51.3)
Energy trading contracts	(15.4)	9.8	(0.5)
Other deferred charges	(6.3)	1.6	(1.8)
Other post-retirement benefit obligations	4.7	2.5	(1.2)
Accrued pension and employee benefits	(9.5)	11.0	8.6
Net Cash From Operating Activities	144.9	207.9	44.0
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(87.7)	(106.2)	(70.0)
Proceeds from/changes in:
Divestiture of generation assets	-	-	29.5
Sale of other assets	-	12.4	-
Deposits to nuclear decommissioning trust funds	-	-	(0.8)
Other investing activities	(0.3)	(2.1)	(4.1)
Net Cash Used By Investing Activities	(88.0)	(95.9)	(45.4)
FINANCING ACTIVITIES
Common stock repurchase	(84.4)	-	-
Common dividends paid	(41.4)	(34.8)	(44.2)
Preferred dividends paid	(0.3)	(0.7)	(1.7)
Redemption of trust preferred stock	(70.0)	-	-
Redemption of preferred securities	-	(12.5)	(11.5)
Long-term debt issued	152.0	440.0	-
Long-term debt redeemed	(142.5)	(221.4)	(97.2)
Principal portion of capital lease payments	-	-	(29.8)
Net change in short-term debt	-	(45.0)	45.0
Costs of issuances and refinancings	(3.3)	(4.8)	(1.0)
Net Cash (Used By) From Financing Activities	(189.9)	120.8	(140.4)
Net Change In Cash and Cash Equivalents	(133.0)	232.8	(141.8)
Cash and Cash Equivalents at Beginning of Year	247.1	14.3	156.1
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 114.1	$ 247.1	$ 14.3
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) for interest (net of capitalized interest of $.9 million, $1.4 million, and $0.7 million) and income taxes:
Interest	$ 64.0	$ 50.8	$ 59.7
Income taxes	$ (4.1)	$ (43.8)	$ 21.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.
274 ________________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY STATEMENTS OF SHAREHOLDER'S EQUITY
	Common Stock		Premium on Stock	Capital Stock Expense	Retained Income
	Shares	Par Value
(Dollar Amounts in Millions)

BALANCE, DECEMBER 31, 2000	18,320,937	$55.0	$411.5	$(1.3)	$115.0
Net Income					75.5
Dividends:
Preferred stock					(1.7)
Common stock					(32.6)

BALANCE, DECEMBER 31, 2001	18,320,937	55.0	411.5	(1.3)	156.2
Net Income					28.2
Dividends:
Preferred stock					(0.7)
Common stock					(29.7)
Preferred stock expense for redeemed stock				0.1	(0.1)

BALANCE, DECEMBER 31, 2002	18,320,937	55.0	411.5	(1.2)	153.9
Net Income					47.4
Dividends:
Preferred stock					(0.3)
Common stock					(41.4)
Common stock repurchase	(5,434,084)	(16.3)	(68.5)	0.4
BALANCE, DECEMBER 31, 2003	12,886,853	$38.7	$343.0	$(0.8)	$159.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.
275 ________________________________________________________________________________
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
276 ________________________________________________________________________________

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
277 ________________________________________________________________________________
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
278 ________________________________________________________________________________
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

279 ________________________________________________________________________________

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

280 ________________________________________________________________________________

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
281 ________________________________________________________________________________

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

282 ________________________________________________________________________________
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
283 ________________________________________________________________________________
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

284 ________________________________________________________________________________
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

285 ________________________________________________________________________________

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
286 ________________________________________________________________________________
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
287 ________________________________________________________________________________
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

288 ________________________________________________________________________________

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
289 ________________________________________________________________________________
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
290 ________________________________________________________________________________

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
291 ________________________________________________________________________________

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

292 ________________________________________________________________________________
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

293 ________________________________________________________________________________

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

    The assets of ACE Funding, including the Bondable Transition Property, and the Transition Bond charges collected from ACE's customers are not available to creditors of ACE. The Transition Bonds are obligations of ACE Funding and are non-recourse to ACE.

294 ________________________________________________________________________________

     The debentures issued to the Financing Trust were $25.8 million at December 31, 2003. These debentures were called for redemption on March 11, 2004, and therefore were classified as a current liability in the Consolidated Balance Sheets at December 31, 2003.

     Maturities of long-term debt during the next five years are as follows: 2004-$36.9 million; 2005-$68.1 million; 2006-$94.0 million; 2007-$45.9 million; 2008-$80.9 million; and thereafter $762.3 million.

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
295 ________________________________________________________________________________
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

296 ________________________________________________________________________________
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

297 ________________________________________________________________________________

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

298 ________________________________________________________________________________

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

299 ________________________________________________________________________________

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

300 ________________________________________________________________________________

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
(15) RESTATEMENT

     On March 31, 2004, ACE filed a Form 10-K/A amending its Annual Report on Form 10-K for the year ended December 31, 2003. The purpose of this amendment is to eliminate certain items of intercompany interest and dividend income and intercompany interest expense inadvertently included in the Consolidated Statements of Earnings of ACE for the year ended December 31, 2003. The following chart identifies the amounts impacted by the elimination as they were previously reported and restated.

	For the Year Ended December 31, 2003
(in Millions of Dollars)	As Previously Reported	As Restated
Detail of Restated Amounts:
Consolidated Statements of Earnings
Interest and dividend income	$ 26.6	$ 6.1
Interest expense	$(83.3)	$(62.8)
301 ________________________________________________________________________________
The elimination had no impact on Total Other Expenses or Net Income as previously reported in the Consolidated Statements of Earnings of ACE for the year ended December 31, 2003.

     The amendment also provides in Note (8) to the Consolidated Financial Statements further elaboration concerning the treatment of the Bondable Transition Property sold by ACE to ACE Funding and the Transition Bonds issued by ACE Funding.

     In addition, the amendment clarifies in Note (8) to the Consolidated Financial Statements that $25.8 million of debentures issued to the Financing Trust were called for redemption on March 11, 2004 and therefore were classified as a current liability in the Consolidated Balance Sheets at December 31, 2003, and corrects the presentation of the aggregate maturities for long-term debt for 2008 from $71.9 million to $80.9 million and thereafter from $758.0 million to $762.3 million.

302 ________________________________________________________________________________
THIS PAGE LEFT INTENTIONALLY BLANK.
303 ________________________________________________________________________________

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

304 ________________________________________________________________________________

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

305 ________________________________________________________________________________
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

306 ________________________________________________________________________________
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
307 ________________________________________________________________________________
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

308 ________________________________________________________________________________
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

309 ___________________________________________________________________________________
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

310 ________________________________________________________________________________

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

311 ________________________________________________________________________________
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

312 ________________________________________________________________________________

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

313 ________________________________________________________________________________
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

314 ________________________________________________________________________________

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
315 ________________________________________________________________________________
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
316 ________________________________________________________________________________

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
317 ________________________________________________________________________________

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Pepco Holdings, Inc.
None.
Potomac Electric Power Company
None.
INFORMATION UNDER THIS ITEM CONCERNING DPL AND ACE HAS BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION I TO FORM 10-K.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 with respect to Pepco Holdings (which includes the information required with respect to Pepco, DPL and ACE) is incorporated herein by reference to Pepco Holdings' definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about April 1, 2004.

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

Schedule II (Valuation and Qualifying Accounts) for each registrant is submitted below:
318 ________________________________________________________________________________

PEPCO HOLDINGS
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(Millions of Dollars)
Year Ended December 31, 2003 Allowance for uncollectible accounts -customer and other accounts receivable	$37.3	$33.5	$ .9	$(28.2)	$43.5
Year Ended December 31, 2002 Allowance for uncollectible accounts - customer and other accounts receivable	$9.5	$13.1	$ .8	$13.9	$37.3
Year Ended December 31, 2001 Allowance for uncollectible accounts - customer and other accounts receivable	$9.0	$ 6.9	$1.3	$(7.7)	$ 9.5
(a)	Collection of accounts previously written off.
(b)	Due to the consummation of the merger this amount includes the transfer of Conectiv balances onto Pepco Holdings accounts, net of uncollectible accounts written off.

PEPCO
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(Millions of Dollars)
Year Ended December 31, 2003 Allowance for uncollectible accounts - customer and other accounts receivable	$3.6	$20.2	$ .9	$(6.3)	$18.4
Year Ended December 31, 2002 Allowance for uncollectible accounts - customer and other accounts receivable	$9.5	$5.7	$ .8	$(12.4)	$3.6
Year Ended December 31, 2001 Allowance for uncollectible accounts - customer and other accounts receivable	$9.0	$6.9	$1.3	$(7.7)	$9.5

(a) Collection of accounts previously written off.
(b) Uncollectible accounts written off.

319 ________________________________________________________________________________
DPL
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(Millions of Dollars)
Year Ended December 31, 2003 Allowance for uncollectible accounts - customer and other accounts receivable	$14.2	$ 6.4	-	$(10.5)	$10.1
Year Ended December 31, 2002 Allowance for uncollectible accounts - customer and other accounts receivable	$17.3	$13.6	-	$(16.7)	$14.2
Year Ended December 31, 2001 Allowance for uncollectible accounts - customer and other accounts receivable	$16.3	$15.5	-	$(14.5)	$17.3

(a) Collection of accounts previously written off.
(b) Uncollectible accounts written off.

ACE
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(Millions of Dollars)
Year Ended December 31, 2003 Allowance for uncollectible accounts - customer and other accounts receivable	$9.1	$ 2.1	-	$(5.9)	$5.3
Year Ended December 31, 2002 Allowance for uncollectible accounts - customer and other accounts receivable	$7.8	$13.4	-	$(12.1)	$9.1
Year Ended December 31, 2001 Allowance for uncollectible accounts - customer and other accounts receivable	$4.4	$11.3	-	$(7.9)	$7.8

(a) Collection of accounts previously written off.
(b) Uncollectible accounts written off.
320 ________________________________________________________________________________
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

Exhibit No.	Registrant(s)	Description of Exhibit	Reference
2	PHI Pepco	Agreement and Plan of Merger, dated as of February 9, 2001, among PHI (formerly New RC, Inc.), Pepco and Conectiv	Exh. 2 to Pepco's Form 8-K, 2/13/01.
2.1	DPL ACE	Amended and Restated Agreement and Plan of Merger, dated as of December 26, 1996, between DPL, Atlantic Energy, Inc., Conectiv and DS Sub, Inc.	Exh. 2(a) to Conectiv's Registration Statement No. 333-18843, 12/26/96.
3.1	PHI	Certificate of Incorporation of PHI	Exh. 3.1 to Form 8-K, 8/2/02.
3.1.1	Pepco	Restated Articles of Incorporation and Articles of Restatement of Pepco
3.1.2	DPL	Articles of Restatement of Certificate and Articles of Incorporation (filed in Virginia 8/8/02)	Exh. B.35.1 to PHI's Amendment No. 1 to Form U5B, 2/13/02.
3.1.3	DPL	Corrected Restated Certificate and Articles of Incorporation (filed in Delaware 8/16/02)	Exh. B.35.4 to PHI's Amendment No. 1 to Form U5B, 2/13/02.
3.1.4	DPL	Articles of Correction (filed in Virginia 8/16/02)	Exh. B.35.3 to PHI's Amendment No. 1 to Form U5B, 2/13/02.
3.1.5	ACE	Restated Certificate of Incorporation (filed in New Jersey 8/09/02)	Exh. B.8.1 to PHI's Amendment No. 1 to Form U5B, 2/13/03.
3.2.1	PHI	By-Laws	Exh. 3.1 to PHI's Form 10-Q, 8/134/03.
3.2.2	Pepco	By-Laws	Exh. 3 to Pepco's Form 10-Q, 5/14/03.
3.2.3	DPL	Amended and Restated By-Laws (adopted 8/08/02)	Exh. B.35.2 to PHI's Amendment No. 1 to Form U5B, 2/13/02.
3.2.4	ACE	Amended and Restated By-Laws Company (adopted 8/08/02)	Exh. B.8.3 to PHI's Amendment No. 1 to Form U5B, 2/13/03.
321 ________________________________________________________________________________
4.1	PHI Pepco	Mortgage and Deed of Trust dated July 1, 1936, of Pepco to The Bank of New York as Successor Trustee, securing First Mortgage Bonds of Pepco, and Supplemental Indenture dated July 1, 1936	Exh. B-4 to First Amendment, 6/19/36, to Pepco's Registration Statement No. 2-2232.
		Supplemental Indentures, to the aforesaid Mortgage and Deed of Trust, dated - December 10, 1939	Exh. B to Pepco's Form 8-K, 1/3/40.
		July 15, 1942	Exh. B-1 to Amendment No. 2, 8/24/42, and B-3 to Post-Effective Amendment, 8/31/42, to Pepco's Registration Statement No. 2-5032.
		October 15, 1947	Exh. A to Pepco's Form 8-K, 12/8/47.
		December 31, 1948	Exh. A-2 to Pepco's Form 10-K, 4/13/49.
		December 31, 1949	Exh. (a)-1 to Pepco's Form 8-K, 2/8/50.
		February 15, 1951	Exh. (a) to Pepco's Form 8-K, 3/9/51.
		February 16, 1953	Exh. (a)-1 to Pepco's Form 8-K, 3/5/53.
		March 15, 1954 and March 15, 1955	Exh. 4-B to Pepco's Registration Statement No. 2-11627, 5/2/55.
		March 15, 1956	Exh. C to Pepco's Form 10-K, 4/4/56.
		April 1, 1957	Exh. 4-B to Pepco's Registration Statement No. 2-13884, 2/5/58.
		May 1, 1958	Exh. 2-B to Pepco's Registration Statement No. 2-14518, 11/10/58.
		May 1, 1959	Exh. 4-B to Amendment No. 1, 5/13/59, to Pepco's Registration Statement No. 2-15027.
		May 2, 1960	Exh. 2-B to Pepco's Registration Statement No. 2-17286, 11/9/60.
		April 3, 1961	Exh. A-1 to Pepco's Form 10-K, 4/24/61.
322 ____________________________________________________________________________________
May 1, 1962	Exh. 2-B to Pepco's Registration Statement No. 2-21037, 1/25/63.
May 1, 1963	Exh. 4-B to Pepco's Registration Statement No. 2-21961, 12/19/63.
April 23, 1964	Exh. 2-B to Pepco's Registration Statement No. 2-22344, 4/24/64.
May 3, 1965	Exh. 2-B to Pepco's Registration Statement No. 2-24655, 3/16/66.
June 1, 1966	Exh. 1 to Pepco's Form 10-K, 4/11/67.
April 28, 1967	Exh. 2-B to Post-Effective Amendment No. 1 to Pepco's Registration Statement No. 2-26356, 5/3/67.
July 3, 1967	Exh. 2-B to Pepco's Registration Statement No. 2-28080, 1/25/68.
May 1, 1968	Exh. 2-B to Pepco's Registration Statement No. 2-31896, 2/28/69.
June 16, 1969	Exh. 2-B to Pepco's Registration Statement No. 2-36094, 1/27/70.
May 15, 1970	Exh. 2-B to Pepco's Registration Statement No. 2-38038, 7/27/70.
September 1, 1971	Exh. 2-C to Pepco's Registration Statement No. 2-45591, 9/1/72.
June 17, 1981	Exh. 2 to Amendment No. 1 to Form 8-A, 6/18/81.
November 1, 1985	Exh. 2B to Form 80A, 11/1/85.
September 16, 1987	Exh. 4-B to Registration Statement No. 33-18229, 10/30/87.
May 1, 1989	Exh. 4-C to Registration Statement No. 33-29382, 6/16/89.
May 21, 1991	Exh. 4 to Form 10-K, 3/27/92,
May 7, 1992	Exh. 4 to Pepco's Form 10-K, 3/26/93.
September 1, 1992	Exh. 4 to Pepco's Form 10-K, 3/26/93.
323 ____________________________________________________________________________________
		November 1, 1992	Exh. 4 to Pepco's Form 10-K, 3/26/93.
		March 1, 1993	Exh. 4 to Pepco's Form 10-K, 3/26/93.
		March 2, 1993	Exh. 4 to Pepco's Form 10-K, 3/26/93.
		July 1, 1993	Exh. 4.4 to Pepco's Registration Statement No. 33-49973, 8/11/93.
		August 20, 1993	Exh. 4.4 to Pepco's Registration Statement No. 33-50377, 9/23/93.
		September 29, 1993	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		September 30, 1993	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		October 1, 1993	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		February 10, 1994	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		February 11, 1994	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		March 10, 1995	Exh. 4.3 to Registration Statement No. 61379, 7/28/95.
		September 6, 1995	Exh. 4 to Pepco's Form 10-K, 4/1/96.
		September 7, 1995	Exh. 4 to Pepco's Form 10-K, 4/1/96.
		October 2, 1997	Exh. 4 to Pepco's Form 10-K, 3/26/98.
		November 17, 2003	Previously filed.
4.2	PHI Pepco	Indenture, dated as of July 28, 1989, between Pepco and The Bank of New York, Trustee, with respect to Pepco's Medium-Term Note Program	Exh. 4 to Pepco's Form 8-K, 6/21/90.
4.3.1	PHI Pepco	Form of 4.95% Senior Note due November 15, 2013	Exh. 4.1 to Pepco's Form 8-K, 11/21/03.
4.3.2	PHI Pepco	Senior Note Indenture dated November 17, 2003	Exh. 4.2 to Pepco's Form 8-K, 11/21/03.
4.4	PHI DPL

Mortgage and Deed of Trust of Delaware Power & Light Company to the New York Trust Company, Trustee, (the Chase Manhattan Bank, successor Trustee) dated as of October 1, 1943 and copies of the First through Sixty-Eighth Supplemental Indentures thereto

Exh. 4-A to DPL's Registration Statement No. 33-1763, 11/27/85.
324 _______________________________________________________________________________________
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
325 _______________________________________________________________________________________
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
326 _______________________________________________________________________________________
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
327 _______________________________________________________________________________________
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

Exh. 4-G to ACE's Form 10-K, 3/26/99.
4.13.2	PHI ACE	Junior Subordinated Indenture, dated as of October 1, 1998, by and between Atlantic City Electric Company and The Bank of New York, as Trustee	Exh. 4-H to ACE's Form 10-K, 3/26/99.
4.13.3	PHI ACE	Guarantee Agreement, dated as of October 1, 1998, by and between Atlantic City Electric Company as Guarantor, and The Bank of New York as Guarantee Trustee	Exh. 4-I to ACE's Form 10-K, 3/26/99.
328 _______________________________________________________________________________________
4.14	PHI	Issuing and Paying Agency Agreement between Potomac Capital Investment Corporation and The Bank of New York dated April 29, 1998	Exh. 4.16 to PHI's Form 10-K, 3/28/03.
4.15	PHI	Issuing and Paying Agency Agreement between Potomac Capital Investment Corporation and The Bank of New York dated July 7, 2000	Exh. 4.17 to PHI's Form 10-K, 3/28/03.
4.16	PHI	Indenture between PHI and The Bank of New York, as Trustee dated September 6, 2002	Exh. 4.03 to PHI's Registration Statement No. 333-100478, 10/10/02.
4.17	PHI	Form of 7.45% Note due August 15, 2032.	Exh. 4.19 to PHI's Form 10-K, 3/28/03.
4.18	PHI	Form of 6.45% Note due August 15, 2012.	Exh. 4.20 to PHI's Form 10-K, 3/28/03.
4.19	PHI	Form of 5.50% Note due August 15, 2007.	Exh. 4.21 to PHI's Form 10-K, 3/28/03.
4.20	PHI	Form of 3.75% Note due February 15, 2006.	Exh. 4.1 to PHI's Form 8-K, 1/17/03.
4.21	PHI	Form of Floating Rate Notes due November 15, 2004	Exh. 4.1 to PHI's Form 8-K, 5/27/03.
4.22	PHI	Form of 4.00% Notes due May 15, 2010	Exh. 4.2 to PHI's Form 8-K, 5/27/03.
4.23	PHI ACE	Indenture dated as of December 19, 2002 between Atlantic City Electric Transition Funding LLC (ACEF) and The Bank of New York (BONY)	Exh. 4.1 to ACEF's Form 8-K, 12/23/02.
4.24	PHI ACE	2002-1 Series Supplement dated as of December 19, 2002 between ACEF and BONY	Exh. 4.2 to ACEF's Form 8-K, 12/23/02.
4.25	PHI ACE	2003-1 Series Supplement dated as of December 23, 2003 between ACEF and BONY	Exh. 4.2 to ACEF's Form 8-K, 12/23/03.
10.1	PHI	Employment Agreement of John M. Derrick, Jr.*	Exh. 10.1 to PHI's Form 10-Q, 8/9/02.
10.1.1	PHI	Amendment No. 1 to Employment Agreement of John M. Derrick, Jr.*	Exh. 10.1 to PHI's Form 10-Q, 11/13/03.
10.2	PHI	Employment Agreement of Dennis R. Wraase*	Exh. 10.2 to PHI's Form 10-Q, 8/9/02.
10.3	PHI	Employment Agreement of William T. Torgerson*	Exh. 10.3 to PHI's Form 10-Q, 8/9/02.
10.4	PHI	Employment Agreement of Andrew W. Williams*	Exh. 10.4 to PHI's Form 10-Q, 8/9/02.
10.5	PHI	Employment Agreement of Thomas S. Shaw*	Exh. 10.5 to PHI's Form 10-Q, 8/9/02.
329 _______________________________________________________________________________________
10.6	PHI	Employment Agreement of Eddie R. Mayberry*	Exh. 10.6 to PHI's Form 10-Q, 8/9/02.
10.7	PHI	Employment Agreement of John D. McCallum*	Exh. 10.7 to PHI's Form 10-Q, 8/9/02.
10.8	PHI	Employment Agreement of Joseph M. Rigby*	Exh. 10.8 to PHI's Form 10-Q, 8/9/02.
10.9	PHI	Employment Agreement of William H. Spence*	Exh. 10.9 to PHI's Form 10-Q, 8/9/02.
10.10	PHI	Employment Agreement of William J. Sim*	Exh. 10.10 to PHI's Form 10-Q, 8/9/02.
10.11	PHI	Employment Agreement of James P. Lavin*	Exh. 10.11 to PHI's Form 10-K, 3/28/03.
10.12	PHI Pepco	Form of Severance Agreement between Potomac Electric Power Company and (1) Anthony J. Kamerick and (2) Kirk J. Emge*	Exh. 10.12 to PHI's Form 10-K, 3/28/03.
10.13	PHI	Conectiv Change-in-Control Severance Plan For Certain Executive Officers*	Exh. 10-C to Conectiv's Form 10-K, 3/15/01.
10.14	PHI	Conectiv Change-in-Control Severance Plan For Certain Select Employees*	Exh. 10-D to Conectiv's Form 10-K, 3/15/01.
10.15	PHI	Pepco Holdings, Inc. Long-Term Incentive Plan*	Annex I to PHI's Registration Statement No. 333-57042, 3/14/01.
10.16	PHI	Pepco Holdings, Inc. Stock Compensation Plan for Directors*	Exh. 10.17 to PHI's Form 10-K, 3/28/03.
10.17	PHI	Pepco Holdings, Inc. Executive Performance Supplemental Retirement Plan*	Exh. 10.18 to PHI's Form 10-K, 3/28/03.
10.18	PHI	Pepco Holdings, Inc. Supplemental Executive Retirement Plan*	Exh. 10.19 to PHI's Form 10-K, 3/28/03.
10.19	PHI	Pepco Holdings, Inc. Supplemental Benefit Plan*	Exh. 10.20 to PHI's Form 10-K, 3/28/03.
10.20	PHI	Pepco Holdings, Inc. Revised and Restated Executive and Director Deferred Compensation Plan*	Exh. 10.21 to PHI's Form 10-K, 3/28/03.
10.21	PHI Pepco	Potomac Electric Power Company Director and Executive Deferred Compensation Plan*	Exh. 10.22 to PHI's Form 10-K, 3/28/03.
10.22	PHI Pepco	Potomac Electric Power Company Long-Term Incentive Plan*	Exh. 4 to Pepco's Form S-8, 6/12/98.
10.23	PHI	Conectiv Incentive Compensation Plan*	Exh. 99(e) to Conectiv's Registration Statement No. 333-18843, 12/26/96.
10.24	PHI	Conectiv Deferred Compensation Plan*	Exh. 10-B to Conectiv's Form 10-K, 3/26/99.
10.25	PHI	Conectiv Supplemental Executive Retirement Plan*	Exh. 10.26 to PHI's Form 10-K, 3/28/03.
330 _______________________________________________________________________________________
10.26	Pepco	Asset Purchase and Sale Agreement for Generating Plants and Related Assets by and between Potomac Electric Power Company and Southern Energy, Inc. dated June , 2000, including Exhibits A through M	Exh. 10 to Pepco's Form 8-K, 6/13/00.
10.27	Pepco

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
331 _______________________________________________________________________________________
10.36	PHI Pepco DPL ACE

3-Year Credit Agreement, dated July 29, 2003, among Pepco Holdings, Inc., Potomac Electric Power Company, Delmarva Power & Light Company, Atlantic City Electric Company, Bank One, NA, as agent, and the Lenders named therein among the Registrants and Bank One, NA, as administrative agent

Exh. 10.2 to PHI's Form 10-Q, 8/13/03.
10.37	PHI Pepco	Settlement Agreement and Release dated October 24, 2003, between and Among, Potomac Electric Power Company, Mirant American Energy Marketing, LP, and Mirant Corporation	Exh. 10.1 to PHI's Form 8-K, 10/24/03.
10.38	PHI Pepco	Amendment to Transition Power Agreement (Maryland) dated October 24,2003	Exh. 10.2 to PHI's Form 8-K, 10/24/03.
10.39	PHI Pepco	Amendment to Transition Power Agreement (District of Columbia) dated October 24,2003	Exh. 10.3 to PHI's Form 8-K, 11/20/03.
10.40	PHI Pepco	Amended Settlement Agreement and Release dated October 24, 2003, between and Among, Potomac Electric Power Company, Mirant American Energy Marketing, LP, and Mirant Corporation	Exh. 10.1 to PHI's Form 8-K, 10/24/03.
12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.
12.2	Pepco	Statements Re: Computation of Ratios
12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.
12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.
21	PHI Pepco DPL ACE	Subsidiaries of the Registrant	Previously filed.
23.1	PHI	Consent of Independent Accountants	Filed herewith.
23.2	Pepco	Consent of Independent Auditors
23.3	ACE	Consent of Independent Accountants	Filed herewith.
23.4	PHI	Consent of Independent Auditors of Starpower	Previously filed.
24	PHI	Power of Attorney	Previously filed.
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
332 _______________________________________________________________________________________
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
99.1	PHI	Financial Statements of Starpower Communications, LLC	Previously filed.
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

333 _______________________________________________________________________________________
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
334 ______________________________________________________________________________
Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).
DPL
None.
ACE
None.
(c) Exhibits
Exhibit 11 Statements Re. Computation of Earnings Per Common Share
The information required by this Exhibit is included in Note 10 of the "Notes to Consolidated Financial Statements," which is included in Exhibit 13.
335 _______________________________________________________________________________________

Exhibit 12.1 Statements Re. Computation of Ratios

PEPCO HOLDINGS
	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Income before extraordinary item (a)	$211.1	$220.2	$192.3	$369.1	$256.7

Income tax expense	65.9	124.1	83.5	341.2	114.5

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense (Restated) (b)(c)	379.6	224.5	157.2	221.5	200.5
Other interest	21.7	21.0	23.8	23.6	23.8
Preferred dividend requirements of subsidiaries	13.9	20.6	14.2	14.7	17.1
Total fixed charges	415.2	266.1	195.2	259.8	241.4

Nonutility capitalized interest	(10.2)	(9.9)	(2.7)	(3.9)	(1.8)

Income before extraordinary item, income tax (benefit) expense, and fixed charges	$682.0	$600.5	$468.3	$966.2	$610.8

Total fixed charges, shown above	415.2	266.1	195.2	259.8	241.4
Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	4.3	11.5	6.1	13.5	7.7

Fixed charges for ratio computation	$419.5	$277.6	$201.3	$273.3	$249.1

Ratio of earnings to fixed charges and preferred dividends	1.63	2.16	2.33	3.54	2.45

(a)	Excludes losses on equity investments.
(b)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.
(c)	See Note (16) to the Consolidated Financial Statements.
336 _______________________________________________________________________________________

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
337 _______________________________________________________________________________________

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
338 _______________________________________________________________________________________

Exhibit 12.4 Statements Re. Computation of Ratios
ATLANTIC CITY ELECTRIC COMPANY
	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Income before extraordinary item	$41.5	$ 28.2	$ 75.5	$ 54.4	$ 63.9

Income tax expense	27.3	16.3	46.7	36.7	49.3

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense (Restated) (a)(b)	$62.8	53.1	62.2	76.2	60.6
Other interest	2.6	2.4	3.3	4.5	3.8
Preferred dividend requirements of subsidiary trusts	1.8	7.6	7.6	7.6	7.6
Total fixed charges	67.2	63.1	73.1	88.3	72.0

Income before extraordinary item, income tax expense and fixed charges	$136.0	$107.6	$195.3	$179.4	$185.2

Ratio of earnings to fixed charges	2.02	1.71	2.67	2.03	2.57

Total fixed charges, shown above	$ 67.2	$ 63.1	$ 73.1	$ 88.3	$ 72.0

Preferred dividend requirements adjusted to a pre-tax amount	.5	1.1	2.7	3.6	3.8

Total fixed charges and preferred dividends	$ 67.7	$ 64.2	$ 75.8	$ 91.9	$ 75.8

Ratio of earnings to fixed charges and preferred dividends	2.01	1.68	2.58	1.95	2.44

(a)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.
(b)	See Note (15) to the Consolidated Financial Statements.
339 _______________________________________________________________________________________

Exhibit 21 Subsidiaries of the Registrants
Name of Company	Jurisdiction of Incorporation or Organization
Pepco Holdings, Inc.	DE
Potomac Electric Power Company	DC & VA
Gridco International L.L.C.	DE
Microcell Corporation	NC
POM Holdings, Inc.	DE
PepMarket.com LLC	DE
Pepco Energy Services, Inc.	DE
Pepco Building Services, Inc.	DE
MET Electrical Testing Company, Inc.	DE
W.A.Chester, LLC	DE
W.A. Chester Corporation	DE
Engineered Services, Inc.	DE
Severn Construction Services, LLC	DE
Unitemp, Inc.	DE
Seaboard Mechanical Services, Inc.	DE
Distributed General Partners, LLC	DE
Rolling Hills Landfill Gas, LLC	DE
PES Home Services of Virginia	VA
Potomac Power Resources, LLC	DE
PES Landfill Gas Corporation	DE
Fauquier Landfill Gas, LLC	DE
Trigen-Pepco Energy Services, LLC	DC
Pepco Government Services, LLC	DE
Pepco Enterprises, Inc.	DE
Electro Ecology, Inc.	NY
Potomac Capital Investment Corporation	DE
PCI Netherlands Corporation	NV
PCI Queensland Corporation	NV
Kramer Junction Company	CA
KJC Operating Company	CA
Luz Solar Partners, Ltd., III	CA
Luz Solar Partners, Ltd., IV	CA
Luz Solar Partners, Ltd., V	CA
Luz Solar Partners, Ltd., VI	CA
Luz Solar Partners, Ltd., VII	CA
Pepco Technologies, LLC	DE
AMP Funding, LLC	DE
RAMP Investments, LLC	DE
PCI Air Management Partners, LLC	DE
PCI Ever, Inc.	DE
Friendly Skies, Inc.	Virgin Islands
PCI Air Management Corporation	NV
American Energy Corporation	DE
PCI-BT Investing, LLC	DE
Potomac Aircraft Leasing Corporation	NV
Potomac Capital Markets Corporation	DE
Edison Place, LLC	DE
Linpro Harmans Land LTD Partnership	MD
Potomac Harmans Corporation	MD
Potomac Nevada Corporation	NV
Potomac Delaware Leasing Corporation	DE
Potomac Equipment Leasing Corporation	NV
Potomac Leasing Associates, LP	DE
Potomac Nevada Leasing Corporation	NV
PCI Engine Trading, Ltd.	Bermuda
Potomac Capital Joint Leasing Corporation	DE
340 _______________________________________________________________________________________

PCI Nevada Investments	DE
PCI Holdings, Inc.	DE
Aircraft International Management Company	DE
PCI-BT Ventures	DE
Potomac Nevada Investment, Inc.	NV
Carbon Composite, LLC	DE
PCI Energy Corporation	DE
Pepco Communications, Inc.	DE
Pepco Communications, LLC	DE
Starpower Communications, LLC	DE
Nextgate, Inc.	DE
PHI Service Company	DE
Conectiv	DE
Delmarva Power & Light Company	DE & VA
Delmarva Financing I	DE
Atlantic City Electric Company	NJ
Atlantic Capital II	DE
Atlantic City Electric Company Transition Funding LLC	DE
Conemaugh Fuels, LLC	DE
Keystone Fuels, LLC	DE
Conectiv Properties and Investments, Inc.	DE
DCI II, Inc.	Virgin Islands
UAH - Hydro Kennebec, LP	NY
LUZ Solar Partners, LTD., IV	CA
DCTC-Burney, Inc.	DE
Forest Products, L.P.	DE
Burney Forest Products, A Joint Venture	CA
Conectiv Solutions LLC	DE
ATE Investments, Inc.	DE
King Street Assurance Ltd.	Bermuda
Enertech Capital Partners, L.P.	DE
Enertech Capital Partners II, L.P.	DE
Pac-West Telecomm, Inc.	CA
Capstone Turbine Corporation	DE
Black Light Power, Inc.	DE
Millenium Account Services, LLC	DE
Conectiv Services, Inc.	DE
Conectiv Plumbing, L.L.C.	DE
Conectiv Thermal Systems, Inc.	DE
ATS Operating Services, Inc.	DE
Atlantic Jersey Thermal Systems, Inc.	DE
Thermal Energy Limited Partnership I	DE
Atlantic Generation, Inc.	NJ
Vineland Limited, Inc.	DE
Merlot Energy LLC	DE
Vineland Energy LLC	DE
Vineland Cogeneration L. P.	DE
Vineland General, Inc.	DE
Pedrick Gen., Inc.	NJ
Cogeneration Partners of America	NJ
Binghamton Limited, Inc.	DE
Binghamton General, Inc.	DE
Energy Investors Fund III, L.P.	DE
Conectiv Communications, Inc.	DE
Atlantic Southern Properties, Inc.	NJ
Conectiv Energy Holding Company	DE
ACE REIT, Inc	DE
Conectiv Atlantic Generation, L.L.C.	DE
Conectiv Bethlehem LLC	DE
Conectiv Delmarva Generation, Inc.	DE
Conectiv Pennsylvania Generation, LLC	DE
Conectiv Energy Supply, Inc.	DE
Conectiv Mid Merit, LLC	DE
341 _______________________________________________________________________________________
Energy Systems North East, LLC	DE
Delaware Operating Services Company	DE
PHI Operating Services Company	DE
Tech Leaders II, L.P.	DE
SciQuest.com, Inc.	DE
Internet Capital Group, Inc.	DE
Adolor Corp.	DE

342 _______________________________________________________________________________________

Exhibit 23.1
CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (Numbers 333-89938, 333-100478 and 333-104350) and the Registration Statements on Forms S-8 (Numbers 333-96673, 333-96675 and 333-96687) of Pepco Holdings, Inc. of our report dated February 26, 2004, except as to Note 16 for which the date is March 31, 2004 relating to the consolidated financial statements, which appears in this Form 10-K/A and of our report dated February 26, 2004 relating to the financial statement schedule, which appears in this Form 10-K/A.

PRICEWATERHOUSECOOPERS LLP Washington, DC March 31, 2004
343 _______________________________________________________________________________________

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

PRICEWATERHOUSECOOPERS LLP Washington, D.C. March 11, 2004
344 _______________________________________________________________________________________

Exhibit 23.3
CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (Number 333-108861) of Atlantic City Electric Company of our report dated February 26, 2004, except as to Note 15 for which the date is March 31, 2004 relating to the consolidated financial statements, which appears in this Form 10-K/A and of our report dated February 26, 2004 relating to the financial statement schedule, which appears in this Form 10-K/A.

PRICEWATERHOUSECOOPERS LLP Philadelphia, PA March 31, 2004
345 _______________________________________________________________________________________

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

PricewaterhouseCoopers LLP Florham Park, NJ March 11, 2004
346 _______________________________________________________________________________________

Exhibit 31.1
CERTIFICATION
I, Dennis R. Wraase, President and Chief Executive Officer of Pepco Holdings, Inc., certify that:
1.	I have reviewed this report on Form 10-K/A of Pepco Holdings, Inc.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 31, 2004		D. R. WRAASE Dennis R. Wraase President and Chief Executive Officer
347 _______________________________________________________________________________________
Exhibit 31.2
CERTIFICATION
I, Andrew W. Williams, Senior Vice President and Chief Financial Officer of Pepco Holdings, Inc., certify that:
1.	I have reviewed this report on Form 10-K/A of Pepco Holdings, Inc.
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 31, 2004	A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer
348 _______________________________________________________________________________________
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
349 _______________________________________________________________________________________
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
350 _______________________________________________________________________________________
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 31, 2004		T. S. SHAW Thomas S. Shaw Chief Executive Officer
351 _______________________________________________________________________________________
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 31, 2004		A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer
352 _______________________________________________________________________________________
Exhibit 31.7
CERTIFICATION
I, Joseph M. Rigby, President and Chief Executive Officer of Atlantic City Electric Company, certify that:
1.		I have reviewed this report on Form 10-K/A of Atlantic City Electric Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 31, 2004		JOSEPH M. RIGBY Joseph M. Rigby President and Chief Executive Officer
353 _______________________________________________________________________________________
Exhibit 31.8
CERTIFICATION
I, Andrew W. Williams, Chief Financial Officer of Atlantic City Electric Company, certify that:
1.		I have reviewed this report on Form 10-K/A of Atlantic City Electric Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 31, 2004		A. W. WILLIAMS Andrew W. Williams Chief Financial Officer
354 _______________________________________________________________________________________

Exhibit 32.1
Certificate of Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, President and Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Pepco Holdings, Inc., certify that, to the best of my knowledge, (i) the Report on Form 10-K/A of Pepco Holdings, Inc. for the year ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pepco Holdings, Inc.

March 31, 2004	D. R. WRAASE Dennis R. Wraase President and Chief Executive Officer
March 31, 2004	A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Pepco Holdings, Inc. and will be retained by Pepco Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

355 _______________________________________________________________________________________
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

356 _______________________________________________________________________________________
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

March 31, 2004	T. S. SHAW Thomas S. Shaw Chief Executive Officer
March 31, 2004	A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Delmarva Power & Light Company and will be retained by Delmarva Power & Light Company and furnished to the Securities and Exchange Commission or its staff upon request.

357 _______________________________________________________________________________________
Exhibit 32.4
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (pursuant to 18 U.S.C. Section 1350)

     I, Joseph M. Rigby, President and Chief Executive Officer, and I, Andrew W. Williams, Chief Financial Officer, of Atlantic City Electric Company, certify that, to the best of my knowledge, (i) the Report on Form 10-K/A of Atlantic City Electric Company for the year ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

March 31, 2004	JOSEPH M. RIGBY Joseph M. Rigby President and Chief Executive Officer
March 31, 2004	A. W. WILLIAMS Andrew W. Williams Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Company and will be retained by Atlantic City Electric Company and furnished to the Securities and Exchange Commission or its staff upon request.

358 _______________________________________________________________________________________

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

359 _______________________________________________________________________________________

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

360 _______________________________________________________________________________________

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

361 _______________________________________________________________________________________

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

362 _______________________________________________________________________________________

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2004	PEPCO HOLDINGS, INC. (Registrant) By JOHN M. DERRICK, JR. John M. Derrick, Jr., Chairman of the Board
March 31, 2004	DELMARVA POWER &LIGHT COMPANY (Registrant) By T. S. SHAW Thomas S. Shaw, Chief Executive Officer
March 31, 2004	ATLANTIC CITY ELECTRIC COMPANY (ACE) (Registrant) By JOSEPH M. RIGBY Joseph M. Rigby, President and Chief Executive Officer

363 _______________________________________________________________________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the above named registrants and in the capacities and on the dates indicated:

JOHN M. DERRICK, JR. John M. Derrick, Jr.	Chairman and Director of Pepco Holdings, DPL and ACE	March 31, 2004
D. R. WRAASE Dennis R. Wraase	Chief Executive Officer of Pepco Holdings and Director of Pepco Holdings, DPL and ACE (Principal Executive Officer, Pepco Holdings)	March 31, 2004
T. S. SHAW Thomas S. Shaw	Chief Executive Officer of DPL and Director of DPL and ACE (Principal Executive Officer of DPL)	March 31, 2004
JOSEPH M. RIGBY Joseph M. Rigby	President and Chief Executive Officer of ACE and Director of DPL and ACE (Principal Executive Officer of ACE)	March 31, 2004
A. W. WILLIAMS Andrew W. Williams	Senior Vice President and Chief Financial Officer of Pepco Holdings and DPL, Chief Financial Officer of ACE and Director of DPL and ACE (Principal Financial Officer of Pepco Holdings, DPL and ACE)	March 31, 2004
JAMES P. LAVIN James P. Lavin	Vice President and Controller of Pepco Holdings and DPL and Controller of ACE (Principal Accounting Officer of Pepco Holdings, DPL and ACE)	March 31, 2004

364 _______________________________________________________________________________________
Signature	Title	Date
EDMUND B. CRONIN, JR.* Edmund B. Cronin, Jr.	Director, Pepco Holdings	March 31, 2004
TERENCE C. GOLDEN* Terence C. Golden	Director, Pepco Holdings.	March 31, 2004
GEORGE F. MacCORMACK* George F. MacCormack	Director, Pepco Holdings	March 31, 2004
RICHARD B. McGLYNN* Richard B. McGlynn	Director, Pepco Holdings	March 31, 2004
JUDITH A. McHALE* Judith A. McHale	Director, Pepco Holdings	March 31, 2004
FLORETTA D. McKENZIE* Floretta D. McKenzie	Director, Pepco Holdings	March 31, 2004
Lawrence C. Nussdorf	Director, Pepco Holdings
PETER F. O'MALLEY* Peter F. O'Malley	Director, Pepco Holdings	March 31, 2004
PAULINE A. SCHNEIDER* Pauline A. Schneider	Director, Pepco Holdings	March 31, 2004
A. THOMAS YOUNG* A. Thomas Young	Director, Pepco Holdings	March 31, 2004
WILLIAM T. TORGERSON William T. Torgerson	Director of ACE	March 31, 2004
*By: ELLEN SHERIFF ROGERS Ellen Sheriff Rogers Attorney-in-Fact		March 31, 2004
365 _______________________________________________________________________________________

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
12.1	PHI	Statements Re: Computation of Ratios
12.3	DPL	Statements Re: Computation of Ratios
12.4	ACE	Statements Re: Computation of Ratios
23.1	PHI	Consent of Independent Accountants
23.3	ACE	Consent of Independent Accountants
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
INDEX TO EXHIBITS FURNISHED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
366 _______________________________________________________________________________________