Form 10-Q
period 2004-03-31
PEPCO HOLDINGS INC
filed 2004-05-07
CIK 1135971

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2004
Commission File Number	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone Number	I.R.S. Employer Identification Number
001-31403	PEPCO HOLDINGS, INC. (Pepco Holdings or PHI), a Delaware corporation 701 Ninth Street, N.W. Washington, D.C. 20068 Telephone: (202)872-2000	52-2297449
001-01072	POTOMAC ELECTRIC POWER COMPANY (Pepco), a District of Columbia and Virginia corporation 701 Ninth Street, N.W. Washington, D.C. 20068 Telephone: (202)872-2000	53-0127880
001-01405	DELMARVA POWER & LIGHT COMPANY (DPL), a Delaware and Virginia corporation 800 King Street, P.O. Box 231 Wilmington, Delaware 19899 Telephone: (202)872-2000	51-0084283
001-03559	ATLANTIC CITY ELECTRIC COMPANY (ACE), a New Jersey corporation 800 King Street, P.O. Box 231 Wilmington, Delaware 19899 Telephone: (202)872-2000	21-0398280
333-59558	ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC (ACE Funding), a Delaware limited liability company P.O. Box 15597 Wilmington, Delaware 19850 Telephone: (202)872-2000	51-0408521
Continued ________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Pepco Holdings	Common Stock, $.01 par value	New York Stock Exchange
DPL	Guarantee by DPL of the 8.125% Cumulative Trust Preferred Capital Securities of Delmarva Power Financing I	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Pepco	Serial Preferred Stock, $50 par value

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
Pepco, DPL, ACE, and ACE Funding are not accelerated filers.

     DPL, ACE and ACE Funding meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at March 31, 2004
Pepco Holdings	172,171,604 ($.01 par value)
Pepco	100 ($.01 par value) (a)
DPL	1,000 ($2.25 par value) (b)
ACE	12,886,853 ($3 par value)(b)
ACE Funding	None (c)
(a)	All voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv, a wholly owned subsidiary of Pepco Holdings.
(c)	All voting and non-voting common equity is owned by ACE.

     THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL, ACE, AND ACE FUNDING. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

________________________________________________________________________________

GLOSSARY OF TERMS
Term	Definition
ABO	Accumulated benefit obligation
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
Ancillary services	Generally, electricity generation reserves and reliability services
APCA	New Jersey Air Pollution Control Act
Act	Medicare Prescription Drug, Improvement and Modernization Act of 2003
APB	Accounting Principles Board Opinion
APBO	Accumulated Post-retirement Benefit Obligation
Asset Purchase and Sale Agreement	Asset Purchase and Sale Agreement, dated as of June 7, 2000 and subsequently amended, between Pepco and Mirant (formerly Southern Energy, Inc.) relating to the sale of Pepco's generation assets
Bankruptcy Court	Bankruptcy Court for the Northern District of Texas
BGS	Basic generation service (the supply of energy to customers in New Jersey who have not chosen a competitive supplier)
BTP	Bondable Transition Property
CAA	Clean Air Act
Competitive Energy Business	Consists of the business operations of Conectiv Energy and Pepco Energy Services
Conectiv	A wholly owned subsidiary of PHI which is a PUHCA holding company and the parent of DPL and ACE
Conectiv Energy	Conectiv Energy Holding Company and its subsidiaries
Conectiv Power Delivery (CPD)	The tradename under which DPL and ACE conduct their power delivery operations
CT	Combustion turbine
DCPSC	District of Columbia Public Service Commission
Debentures	Junior Subordinated Debentures
Delivery revenue	Revenue Pepco receives for delivering energy to its customers
District Court	U.S. District Court for the Northern District of Texas
DMEC	Delaware Municipal Electric Corporation
DPL	Delmarva Power & Light Company
DPSC	Delaware Public Service Commission
EDECA	New Jersey Electric Discount and Energy Competition Act
EITF	Emerging Issues Task Force
EITF 03-11

Emerging Issues Task Force 03-11 entitled "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' and not 'Held for Trading Purposes'"

EPA	Environmental Protection Agency
ERISA	Employment Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 45	FASB Interpretation No. 45, entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"
FIN 46	FASB Interpretation No. 46, entitled "Consolidation of Variable Interest Entities"
FIN 46R	FASB Interpretation No. 46 (revised December 2003), entitled "Consolidation of Variable Interest Entities"
FirstEnergy	FirstEnergy Corp., formerly Ohio Edison
i _________________________________________________________________________________
Term	Definition
FirstEnergy PPA	PPAs between Pepco and FirstEnergy Corp. and Allegheny Energy, Inc.
FSP	FASB Staff Position
FSP 106-1	FASB Staff Position 106-1, entitled "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003"
GAAP	Accounting principles generally accepted in the United States of America
GCR	Gas Cost Recovery
GPC	Generation Procurement Credit
LTIP	Long-Term Incentive Plan
Mirant	Mirant Corporation and certain of its subsidiaries
Mirant Pre-Petition Obligations	Unpaid obligations of Mirant to Pepco existing at the time of filing of Mirant's bankruptcy petition consisting primarily of payments due Pepco in respect of the PPA-Related Obligations
MPSC	Maryland Public Service Commission
NERC	North American Electric Reliability Counsel
NJBPU	New Jersey Board of Public Utilities
NJBPU Financing Orders	Bondable stranded costs rate orders issued by the NJBPU
NJDEP	New Jersey Department of Environmental Protection
NOx	Nitrogen oxide emissions
OCI	Other Comprehensive Income
OPC	Maryland Office of the People's Counsel
Panda	Panda-Brandywine, L.P.
Panda PPA	PPA between Pepco and Panda
PCI	Potomac Capital Investment Corporation and its subsidiaries
Pepco	Potomac Electric Power Company
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
Pepco Holdings or PHI	Pepco Holdings, Inc.
Pepco TPA Claim	Pepco's $105 million allowed, pre-petition general unsecured claim against Mirant
Pepcom	Pepco Communications, Inc.
PJM	PJM Interconnection, LLC
PPA	Power Purchase Agreement
PPA-Related Obligations	Mirant's obligations to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA
PSD	Prevention of Significant Deterioration provisions of the CAA
PUHCA	Public Utility Holding Company Act of 1935
RARC	Regulatory Asset Recovery Charge
RCN	RCN Corporation
Recoverable stranded costs	The portion of stranded costs that is recoverable from ratepayers as approved by regulatory authorities
Regulated electric revenues	Revenues for delivery (transmission and distribution) service and electricity supply service
SEC	Securities and Exchange Commission
Settlement Agreement	Amended Settlement Agreement and Release, dated as of October 24, 2003 between Pepco and the Mirant Parties
SFAS	Statement of Financial Accounting Standards
SFAS No. 106	Statement of Financial Accounting Standards No. 106, entitled "Employers Accounting for Post-retirement Benefits Other than Pensions"
ii _________________________________________________________________________________
Term	Definition
SFAS No. 123	Statement of Financial Accounting Standards No. 123, entitled "Accounting for Stock-Based Compensation"
SFAS No. 131	Statement of Financial Accounting Standards No. 131, entitled "Disclosures About Segments of an Enterprise and Related Information"
SFAS No. 132	Statement of Financial Accounting Standards No. 132, entitled "Employers Disclosures about Pensions and Other Post-retirement Benefits"
SFAS No. 133	Statement of Financial Accounting Standards No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 148	Statement of Financial Accounting Standards No. 148 entitled "Accounting For Stock-Based Compensation - Transition and Disclosure"
SFAS No. 150	Statement of Financial Accounting Standards No. 150, entitled "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"
SMECO	Southern Maryland Electric Cooperative, Inc.
SMECO Agreement	Capacity purchase agreement between Pepco and SMECO
SO2	Sulfur dioxide emissions
SOS	Standard Offer Service (the supply of energy to customers in Maryland and the District of Columbia who have not chosen a competitive supplier)
Standard Offer Service revenue or SOS revenue	Revenue Pepco receives for the procurement of energy by Pepco for its SOS customers
Starpower	Starpower Communications, LLC
Stranded costs

Costs incurred by a utility in connection with providing service which would otherwise be unrecoverable in a competitive or restructured market. Such costs may include costs for generation assets, purchased power costs, and regulatory assets and liabilities, such as accumulated deferred income taxes.

TBC	Transition bond charge
TPAs	Transition Power Agreements for Maryland and the District of Columbia between Pepco and Mirant
Transition Bonds	Transition bonds issued by ACE Funding
Treasury lock	A hedging transaction that allows a company to "lock-in" a specific interest rate corresponding to the rate of a designated Treasury bond for a determined period of time
VaR	Value at Risk
VSCC	Virginia State Corporation Commission
iii _________________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
_____________________________________________________________________________

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.
	Registrants
Item	Pepco Holdings	Pepco	DPL	ACE	ACE Funding
Consolidated Statements of Earnings	3	28	42	52	63
Consolidated Statements of Comprehensive Income	4	N/A	N/A	N/A	N/A
Consolidated Balance Sheets	5	29	43	53	64
Consolidated Statements of Cash Flows	7	31	45	55	65
Notes to Consolidated Financial Statements	8	32	46	56	66
1 _____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
2 _____________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (Unaudited)
	Three Months Ended March 31,
	2004	2003
	(Millions, except $ per share data)
Operating Revenue
Power Delivery	$1,039.6	$ 974.3
Conectiv Energy	391.8	611.2
Pepco Energy Services	310.2	314.3
Other Non-Regulated	22.5	28.9
Total Operating Revenue	1,764.1	1,928.7

Operating Expenses
Fuel and purchased energy	1,067.0	1,300.4
Other operation and maintenance	358.9	370.4
Depreciation and amortization	112.8	104.0
Other taxes	72.0	62.0
Deferred electric service costs	15.0	-
Impairment losses	-	52.8
Gain on sale of assets	(12.1)	-
Total Operating Expenses	1,613.6	1,889.6

Operating Income	150.5	39.1

Other Income (Expenses)
Interest and dividend income	1.2	7.2
Interest expense	(92.6)	(89.1)
Loss from equity investments	(.4)	(3.4)
Other income	5.3	8.0
Other expenses	(.7)	(2.1)
Total Other Expenses	(87.2)	(79.4)

Preferred Stock Dividend Requirements of Subsidiaries	.7	6.6

Income (Loss) Before Income Tax Expense (Benefit)	62.6	(46.9)

Income Tax Expense (Benefit)	11.4	(22.0)

Net Income (Loss)	51.2	(24.9)

Retained Income at Beginning of Period	781.0	838.2

Dividends on Common Stock	(42.9)	(42.7)

Retained Income at End of Period	$ 789.3	$ 770.6

Basic and Diluted Share Information
Weighted average shares outstanding	171.8	170.0
Earnings (loss) per share of common stock	$.30	$(.15)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

3 _____________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended March 31,
	2004	2003
	(Millions of Dollars)
Net income (loss)	$51.2	$(24.9)
Other comprehensive income, net of taxes
Unrealized gains on commodity derivatives designated as cash flow hedges
Unrealized holding gains arising during period	21.9	20.8
Less: reclassification adjustment for gains included in net earnings	1.5	9.9
Net unrealized gains on commodity derivatives	20.4	10.9
Realized gain on Treasury lock	2.9	3.0
Unrealized (losses) gain on interest rate swap agreements designated as cash flow hedges:
Unrealized holding losses arising during period	(9.0)	(.4)
Less: reclassification adjustment for (loss) gain included in net earnings	(.4)	1.5
Net unrealized (losses) on interest rate swaps	(8.6)	(1.9)
Unrealized gains on marketable securities:
Unrealized holding gains arising during period	.3	.6
Less: reclassification adjustment for gains included in net earnings	-	-
Net unrealized gains on marketable securities	.3	.6
Other comprehensive income, before taxes	15.0	12.6
Income tax expense	6.6	6.9
Other comprehensive income, net of taxes	8.4	5.7
Comprehensive income (loss)	$59.6	$(19.2)

The accompanying Notes are an integral part of these Consolidated Financial Statements.
4 _____________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	March 31, 2004	December 31, 2003
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 302.9	$ 100.3
Restricted cash	.2	.5
Restricted funds held by trustee	11.4	8.3
Marketable securities	26.3	28.7
Accounts receivable, less allowance for uncollectible accounts of $44.8 million and $43.5 million, respectively	1,155.0	1,136.3
Fuel, materials and supplies-at average cost	252.4	281.2
Prepaid expenses and other	59.9	73.6
Total Current Assets	1,808.1	1,628.9

INVESTMENTS AND OTHER ASSETS
Goodwill	1,434.3	1,434.3
Regulatory assets	1,459.2	1,506.6
Investment in finance leases held in trust	1,162.0	1,143.1
Investment in financing trusts	2.2	2.9
Prepaid pension expense	158.9	166.6
Other	580.4	539.0
Total Investments and Other Assets	4,797.0	4,792.5

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	10,696.0	10,747.2
Accumulated depreciation	(3,751.3)	(3,782.3)
Net Property, Plant and Equipment	6,944.7	6,964.9

TOTAL ASSETS	$13,549.8	$13,386.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.

5 _____________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2004	December 31, 2003
	(Millions of Dollars)

CURRENT LIABILITIES
Short-term debt	$ 1,044.7	$ 898.3
Accounts payable and accrued liabilities	602.4	699.6
Debentures issued to financing trust	72.2	25.8
Capital lease obligations due within one year	15.8	15.8
Interest and taxes accrued	79.5	96.8
Other	361.6	354.1
Total Current Liabilities	2,176.2	2,090.4

DEFERRED CREDITS
Regulatory liabilities	459.7	479.9
Income taxes	1,831.9	1,777.0
Investment tax credits	62.3	63.7
Other post-retirement benefit obligation	285.6	276.9
Other	298.6	259.1
Total Deferred Credits	2,938.1	2,856.6

LONG-TERM LIABILITIES
Long-term debt	4,641.3	4,588.9
Transition Bonds issued by ACE Funding	544.2	551.3
Debentures issued to financing trust	-	72.2
Mandatorily redeemable serial preferred stock	45.0	45.0
Capital lease obligations	114.4	115.4
Total Long-Term Liabilities	5,344.9	5,372.8

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK OF SUBSIDIARIES
Serial preferred stock	35.3	35.3
Redeemable serial preferred stock	27.9	27.9
Total preferred stock	63.2	63.2

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, - authorized 400,000,000 shares and 200,000,000 shares, respectively - issued 172,171,604 shares and 171,769,448 shares, respectively	1.7	1.7
Premium on stock and other capital contributions	2,254.0	2,246.6
Capital stock expense	(3.3)	(3.3)
Accumulated other comprehensive loss	(14.3)	(22.7)
Retained income	789.3	781.0
Total Shareholders' Equity	3,027.4	3,003.3

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,549.8	$13,386.3

The accompanying Notes are an integral part of these Consolidated Financial Statements

6 _____________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2004	2003
	(Millions of Dollars)

OPERATING ACTIVITIES
Net income (loss)	$ 51.2	$ (24.9)
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of assets	(12.1)	-
Net (gain) loss on derivative contracts	(1.9)	66.5
Depreciation and amortization	112.8	104.0
Impairment loss	-	52.8
Rents received from leveraged leases under income earned	(21.3)	(16.1)
Deferred income taxes	(3.9)	(5.1)
Investment tax credit adjustments, net	(1.3)	(1.3)
Changes in:
Accounts receivable	48.0	(42.3)
Regulatory assets and liabilities	12.6	(22.1)
Other deferred charges	2.7	1.7
Prepaid expenses	24.9	(32.2)
Prepaid pension costs	7.7	3.1
Fuel, materials and supplies	28.9	30.4
Accounts payable and accrued liabilities	(72.4)	(80.9)
Interest and taxes accrued	(37.8)	12.6
Net Cash from Operating Activities	138.1	46.2

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(94.3)	(149.1)
Proceeds from sale of assets	28.5	-
Proceeds from sales of marketable securities	11.5	106.0
Purchases of marketable securities	(8.8)	(97.8)
Proceeds from sales of other investments	-	11.5
Purchases of other investments	(0.2)	(1.3)
Changes in restricted cash	0.3	2.0
Net other investing activities	1.1	3.3
Net Cash Used By Investing Activities	(61.9)	(125.4)

FINANCING ACTIVITIES
Dividends paid on preferred and common stock	(43.6)	(44.3)
Common stock issued for the Dividend Reinvestment Plan	7.4	6.6
Redemption of debentures issued to financing trust	(25.0)	-
Redemption of Trust Preferred Stock	-	(70.0)
Issuances of long-term debt	275.0	300.0
Reacquisition of long-term debt	(43.4)	(112.5)
(Repayment) Issuances of short-term debt, net	(39.4)	15.5
Cost of issuances and financings	(3.4)	(3.1)
Net other financing activities	(1.2)	(1.1)
Net Cash from Financing Activities	126.4	91.1

Net Increase in Cash and Cash Equivalents	202.6	11.9
Cash and Cash Equivalents at Beginning of Period	100.3	82.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$302.9	$ 94.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

7 _____________________________________________________________________________

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

     PHI Service Company, a subsidiary service company of PHI, provides a variety of support services, including legal, treasury, accounting, tax, purchasing and information technology services to Pepco Holdings and its operating subsidiaries. These services are provided pursuant to a service agreement among PHI, PHI Service Company, and the participating operating subsidiaries that has been filed with, and approved by, the SEC under PUHCA. The expenses of the service company are charged to PHI and the participating operating subsidiaries in accordance with costing methodologies set forth in the service agreement.

The following is a description of each of PHI's areas of operation.
Power Delivery

     The largest component of PHI's business is power delivery, which consists of the transmission and distribution of electricity and the distribution of natural gas. PHI's power delivery business is conducted by its subsidiaries Pepco, DPL and ACE, each of which is a regulated public utility in the jurisdictions in which it serves customers. DPL and ACE conduct their power delivery operations under the trade name Conectiv Power Delivery.

8 _____________________________________________________________________________
Competitive Energy

     PHI's competitive energy business provides non-regulated generation, marketing and supply of electricity and gas, and related energy management services, in the mid-Atlantic region. PHI's competitive energy operations are conducted through subsidiaries of Conectiv Energy Holding Company (collectively, Conectiv Energy) and Pepco Energy Services, Inc. and its subsidiaries (collectively, Pepco Energy Services).

Other Non-Regulated

     This component of PHI's business is conducted through its subsidiaries Potomac Capital Investment Corporation (PCI) and Pepco Communications, Inc. (Pepcom). PCI manages a portfolio of financial investments, which primarily includes energy leveraged leases. During the second quarter of 2003, PHI announced the discontinuation of further new investment activity by PCI. Pepcom through a subsidiary currently owns a 50% interest in Starpower Communications, LLC (Starpower), a joint venture with RCN Corporation (RCN), which provides cable and telecommunication services to households in the Washington, D.C. area. As part of PHI's strategy of focusing on energy-related investments, PHI in January 2004 announced that Pepcom intends to sell its interest in Starpower. PHI cannot predict whether Pepcom's efforts to sell its interest in Starpower will be successful or, if successful, when a sale would be completed or what the sale proceeds would be. As of December 31, 2003, PHI determined that its investment in Starpower was impaired and therefore recorded a non-cash charge of $102.6 million during the fourth quarter of 2003.

(2) ACCOUNTING POLICY AND PRONOUNCEMENTS DISCLOSURES
Financial Statement Presentation

     Pepco Holdings' unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in PHI's Annual Report on Form 10-K/A for the year ended December 31, 2003. In the opinion of PHI's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco Holdings' financial condition as of March 31, 2004, in accordance with GAAP. Interim results for the three months ended March 31, 2004 may not be indicative of results that will be realized for the full year ending December 31, 2004. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

FIN 45

     Pepco Holdings applied the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), commencing in 2003 to its agreements that contain guarantee and indemnification clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligations it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain

9 _____________________________________________________________________________
types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of March 31, 2004, Pepco Holdings did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its consolidated balance sheets, however, certain energy marketing obligations of Conectiv Energy were recorded.

FIN 46

     On December 31, 2003, FIN 46 was implemented by Pepco Holdings. FIN 46 was revised and superseded by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R) which clarified some of the provisions of FIN 46 and exempted certain entities from its requirements. FIN 46R is applicable to Pepco Holdings' financial statements for the quarter ended March 31, 2004. The implementation of FIN 46R (including the evaluation of interests in purchase power arrangements) did not impact Pepco Holdings' financial condition or results of operations for the three months ended March 31, 2004.

     As part of the FIN 46R evaluation, Pepco Holdings reviewed its subsidiaries' power purchase agreements (PPAs), including its Non-Utility Generation (NUG) contracts, to determine (i) if the subsidiary's interest in each entity that is a counterparty to a PPA agreement was a variable interest, (ii) whether the entity was a variable interest entity and (iii) if so, whether Pepco Holdings' subsidiary was the primary beneficiary. Due to a variable element in the pricing structure of PPAs with four entities, including Pepco's agreement with Panda-Brandywine, L.P. (Panda), Pepco Holdings' subsidiaries potentially assume the variability in the operations of the plants of these entities and therefore have a variable interest in the entities. However, due to Pepco Holdings' inability to obtain information from certain of these entities considered to be confidential and proprietary by the entities or the certain entities' own determination that they qualified for exemption as a business, Pepco Holdings was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether these four entities were variable interest entities or if Pepco Holdings' subsidiaries were the primary beneficiary. As a result, Pepco Holdings has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information.

     Power purchases related to the PPAs with these four entities in the quarters ended March 31, 2004 and 2003 were approximately $77 million and $79 million, respectively. Power purchases related to the PPAs in the years ended December 31, 2003, 2002 and 2001 were approximately $302 million, $295 million and $302 million, respectively. Pepco Holdings' exposure to loss under the Panda PPA is discussed in Note (4) Commitments And Contingencies, under "Relationship with Mirant Corporation." Pepco Holdings does not have loss exposure under the remaining three PPAs since cost recovery will be achieved from its customers through regulated rates.

EITF 03-11

     On January 1, 2004, Pepco Holdings implemented EITF Issue No. 03-11 (EITF 03-11), "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' and not 'Held for Trading Purposes' as Defined in EITF Issue No. 02-3" "Issues Involved in Accounting for Derivative

10 ______________________________________________________________________________

Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." As a result of the implementation of this EITF, $37.4 million of operating revenues and operating expenses related to certain of Conectiv Energy's energy contracts are reported on a net basis in the accompanying consolidated statements of earnings for the three months ended March 31, 2004, as these energy contracts did not physically settle. Had EITF 03-11 been effective for the first quarter of 2003, Pepco Holdings' operating revenues and operating expenses would have been reduced by $37.1 million. The implementation of EITF 03-11, including the associated reclassification of certain operating revenues and operating expenses, did not have an impact on Pepco Holdings' financial condition or earnings.

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended March 31,
	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 9.6	$ 8.1	$ 2.4	$ 2.3
Interest cost	23.8	23.0	8.3	7.9
Expected return on plan assets	(29.8)	(26.1)	(2.8)	(2.0)
Amortization of prior service cost	.3	.3	-	-
Amortization of net loss	4.5	3.4	3.1	1.9
Net periodic benefit cost	$ 8.4	$ 8.7	$11.0	$10.1

     The actual components of net periodic benefit cost for the 2003 interim period are not available. The component amounts presented above for the 2003 interim period were calculated in proportion to the annual amounts presented in Pepco Holdings' financial statements for the year ended December 31, 2003. These component amounts are presented for comparison purposes only.

Pension

     The 2004 pension net periodic benefit cost of $8.4 million includes $3.6 million for Pepco, $2.1 million for ACE, and $(.5) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The 2003 pension net periodic benefit cost of $8.7 million includes $5.2 million for Pepco, $3.2 million for ACE, and $(1.4) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings funding policy with regard to the pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). PHI's defined benefit plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. In 2003 and 2002 PHI made discretionary tax-deductible cash contributions to the plan of $50 million and $35 million, respectively. Assuming no changes to the current pension plan assumptions, PHI projects no funding will be required in 2004; however PHI may elect to make a discretionary tax-deductible contribution, if required to maintain its assets in excess of its ABO. As of March 31, 2004, no contributions have been made.

11 _____________________________________________________________________________
Other Post-Retirement Benefits

     The 2004 Other Post-Retirement net periodic benefit cost of $11.0 million includes $4.5 million for Pepco, $2.5 million for ACE, and $2.3 million for DPL. The remaining Other Post-Retirement net periodic benefit cost is for other PHI subsidiaries. The 2003 Other Post-Retirement net periodic benefit cost of $10.1 million includes $4.2 million for Pepco, $2.6 million for ACE, and $1.7 million for DPL. The remaining Other Post-Retirement net periodic benefit cost is for other PHI subsidiaries.

FASB Staff Position (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)

     The Act became effective on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     SFAS No. 106 "Employers Accounting for Post-retirement Benefits Other than Pensions" requires presently enacted changes in relevant laws to be considered in current period measurements of post-retirement benefit costs and the Accumulated Post-Retirement Benefit Obligation (APBO). Therefore, under that guidance, measures of the APBO and net periodic post-retirement benefit costs on or after the date of enactment should reflect the effects of the Act.

     However, due to certain accounting issues raised by the Act that are not explicitly addressed by SFAS No. 106 and uncertainties that may exist as to reliable information available on which to measure the effects of the Act, the FSP 106-1 allows a plan sponsor to elect to defer recognizing the effects of the Act in the accounting for its plan under SFAS No. 106 and in providing disclosures related to the plan required by SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Post-retirement Benefits," until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events occur.

     Pepco Holdings sponsors post-retirement health care plans that provide prescription drug benefits. Pepco Holdings did not elect the deferral provided by the FSP 106-1. The APBO as of December 31, 2003 was reduced by $28 million to reflect the effects of the Act. For the current quarter and all of 2003, Pepco Holdings' net periodic postretirement benefit expense has not been reduced to reflect the Act. It is estimated that the annual postretirement benefit cost will be reduced by approximately $4 million due to effects of the Act. This reduction includes both the decrease in the cost of future benefits being earned and an amortization of the APBO reduction over the future average working lifetime of the participants, or 13.5 years. The anticipated claims costs expected to be incurred have been adjusted to reflect the cost sharing between Medicare and Pepco Holdings. Participation rates have not been changed. In reflecting the effects of the Act, Pepco Holdings has determined which plans are eligible for Medicare cost sharing by analyzing the terms of each of its plans. It has recognized Medicare cost sharing for a plan only if Pepco Holdings' projected prescription drug coverage is expected to be at least as generous as the expected contribution by Medicare to a prescription drug plan not provided by Pepco Holdings.

     Specific authoritative guidance on the accounting for the federal subsidy under the Act is pending and that guidance, when issued, could require Pepco Holdings to change previously reported information. When

12 _____________________________________________________________________________

issued, the guidance on accounting for the federal subsidy will include transition guidance, as applicable, for entities that elected to defer accounting for the effects of the Act and those that did not.

     The effect of the subsidy on the current period Other Post-Retirement net periodic benefit cost of $11.0 million would be approximately a $1 million reduction due to the subsidy. Approximately $.5 million would be related to the amortization of the actuarial gain, $.1 million would be a subsidy-related reduction in current period service cost and approximately $.4 million would be a subsidy-related reduction in interest cost on the APBO.

Severance Costs

     During 2002, Pepco Holdings' management approved initiatives by Pepco and Conectiv to streamline their operating structures by reducing the number of employees at each company. These initiatives met the criteria for the accounting treatment provided under EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." A roll forward of the severance accrual balance is as follows. (Amounts in millions)

Balance, December 31, 2003	$ 7.9
Accrued during 2004	-
Payments during 2004	(4.3)
Balance, March 31, 2004	$ 3.6
Substantially all of the severance liability accrued at March 31, 2004 will be paid through mid 2005. Employees have the option of taking severance payments in a lump sum or over a period of time.
Summarized Income Statement Information for Starpower
Pepco Holdings, through a subsidiary of Pepcom, owns a 50% interest in Starpower. Unaudited summarized financial information for Starpower for the three months ended March 31, 2004, is as follows:
(Millions of Dollars)
Total Revenue	$ 20.5
Cost of Sales	5.7
Gross Margin	14.8
Operating Expenses	10.6
Depreciation and Amortization	6.5
Loss	$(2.3)
Stock-Based Compensation

     The objective of Pepco Holdings' Long-Term Incentive Plan (the LTIP) is to increase shareholder value by providing a long-term incentive to reward officers, key employees, and directors of Pepco Holdings and its subsidiaries and to increase the ownership of Pepco Holdings' common stock by such individuals. Any officer or key employee of Pepco Holdings or its subsidiaries may be designated by PHI's Board of Directors as a participant in the LTIP. Under the LTIP, awards to officers and key employees may be in the form of restricted stock, options, performance units, stock appreciation rights, or dividend equivalents. No awards were granted during the quarter ended March 31, 2004.

13 _____________________________________________________________________________

     Pepco Holdings recognizes compensation costs for the LTIP based on the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the following table illustrates the effect on net income and basic and diluted earnings per share if Pepco Holdings had applied the fair value based method of expense recognition and measurement provisions of SFAS No. 123 to stock-based employee compensation.

	For the Three Months Ended March 31,
	2004	2003
	(Millions, except Per Share Data)
Net Income (Loss), as reported	$51.2	$(24.9)
Add: Total stock-based employee compensation cost, net of related tax effects, included in net income as reported	.8	.1
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1.1)	(.4)
Pro forma net income	$ 50.9	$(25.2)
Basic and diluted earnings per share as reported	$ .30	$ (.15)
Pro forma basic and diluted earnings per share	$ .30	$ (.15)
(3) SEGMENT INFORMATION

     Based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information," Pepco Holdings' management has identified its reportable segments at March 31, 2004 as Power Delivery, Conectiv Energy, Pepco Energy Services, and Other Non-Regulated. Prior to the three months ended March 31, 2004, Pepco Holdings' Power Delivery business consisted of two reportable segments, Pepco and Conectiv Power Delivery. However, with the continued integration of the Power Delivery businesses, effective January 1, 2004 these two businesses represent a single segment. Additionally, during the quarter ended March 31, 2004, Pepco Holdings transferred several operating businesses from one reportable segment to another in order to better align their operations going forward. In accordance with the provisions of SFAS No. 131, results for the quarter ended March 31, 2003 have been reclassified to conform to the current period segment presentation. Intercompany (intersegment) revenues and expenses are not eliminated at the segment level for purposes of presenting segment financial results. Elimination of these intercompany amounts is accomplished for Pepco Holdings' consolidated results through the "Corporate and Other" column. Segment financial information for the three months ended March 31, 2004 and 2003, is as follows.

14 _____________________________________________________________________________
	For the Three Months Ended March 31, 2004 (In Millions)
			Competitive Energy Segments
	Power Delivery		Conectiv Energy		Pepco Energy Services	Other Non- Regulated	(a) Corp. & Other	PHI Cons.
Operating Revenue	$1,039.2		$ 587.8	(b)	$310.7	$ 21.1	$ (194.7)	$ 1,764.1
Operating Expense	930.7	(b)	572.3		308.2	(3.3)	(194.3)	1,613.6
Operating Income (loss)	108.5		15.5		2.5	24.4	(.4)	150.5
Interest Expense	46.3		6.6		.5	10.0	29.2	92.6
Income Taxes (c)	27.2		3.4		(.6)	(5.8)	(12.8)	11.4
Net Income (loss)	$ 40.8		$ 5.0		$ 3.1	$ 20.1	$ (17.8)	$ 51.2
Total Assets	$8,514.3		$2,048.8		$555.2	$1,336.2	$1,095.3	$13,549.8
(a)

Includes unallocated Pepco Holdings (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002. Intercompany transactions are also included in this line item. Additionally, this line item for "total assets" also includes Pepco Holdings' goodwill balance.

(b)	Power Delivery purchased electric energy, electric capacity and natural gas from Conectiv Energy in the amount of $148.4 million for the three months ended March 31, 2004.
(c)

In February 2004, a local jurisdiction issued final consolidated tax return regulations, which were retroactive to 2001. Under these regulations, Pepco Holdings (parent) and other affiliated companies doing business in this location, now have the necessary guidance to file a consolidated income tax return. This allows Pepco Holdings' subsidiaries with taxable losses to utilize those losses against tax liabilities of Pepco Holdings' companies with taxable income. During the first quarter of 2004, Pepco Holdings and its subsidiaries recorded the impact of the new regulations of $13.1 million for the period of 2001 through 2003.

	For the Three Months Ended March 31, 2003 (In Millions)
			Competitive Energy Segments
	Power Delivery		Conectiv Energy		Pepco Energy Services	Other Non- Regulated	(a) Corp. & Other		PHI Cons.
Operating Revenue	$ 969.1		$ 828.2	(b), (d)	$332.4	$ 26.3	$(227.3)		$ 1,928.7
Operating Expense	842.8	(b)	980.2	(c)	337.6	4.1	(275.1)	(c)	1,889.6
Operating Income (loss)	126.3		(152.0)		(5.2)	22.2	47.8		39.1
Interest Expense	46.7		2.9		2.1	13.8	23.6		89.1
Income Taxes	34.5		(63.3)		(2.6)	.7	8.7		(22.0)
Net Income (loss)	49.0		(90.5)		(4.4)	8.4	12.6		(24.9)
Total Assets	$8,539.7		$2,066.4		$484.5	$1,611.8	$892.6		$13,595.0
(a)

Includes unallocated Pepco Holdings (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002. Intercompany transactions are also included in this line item. Additionally, this line item for "total assets" also includes Pepco Holdings' goodwill balance.

(b)	Power Delivery purchased electric energy, electric capacity and natural gas from Conectiv Energy in the amount of $158.0 million for the three months ended March 31, 2003.
(c)

Conectiv Energy's results include a charge of $110.7 million related to a combustion turbine (CT) cancellation. This unfavorable impact at Conectiv Energy is partially offset by $57.9 million in Corp. & Other related to the reversal of a purchase accounting fair value adjustment made on the date of the merger.

(d)	This amount includes the unfavorable impact resulting from net trading losses of approximately $44 million incurred prior to the cessation of proprietary trading.
15 _____________________________________________________________________________

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

Transition Power Agreements

     As part of the asset purchase and sale agreement for the Pepco generation assets (the Asset Purchase and Sale Agreement), Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the TPAs). Under these agreements, Mirant was obligated to supply Pepco with all of the capacity and energy needed to fulfill its standard offer service obligations in Maryland through June 2004 and its standard offer service obligations in the District of Columbia into January 2005.

     To avoid the potential rejection of the TPAs, Pepco and Mirant entered into an Amended Settlement Agreement and Release dated as of October 24, 2003 (the Settlement Agreement) pursuant to which Mirant has assumed both of the TPAs and the terms of the TPAs were modified. The Settlement Agreement also provides that Pepco has an allowed, pre-petition general unsecured claim against Mirant in the amount of $105 million (the Pepco TPA Claim).

     The amount, if any, that Pepco will be able to recover from the Mirant bankruptcy estate in respect of the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate.

16 _____________________________________________________________________________
Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison (FirstEnergy), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the FirstEnergy PPA). Under an agreement with Panda-Brandywine L.P. (Panda), entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the Panda PPA). In each case, the purchase price is substantially in excess of current market prices. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated, among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs (the PPA-Related Obligations).

Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due to Pepco in respect of the PPA-Related Obligations (the Mirant Pre-Petition Obligations). The Mirant Pre-Petition Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco has filed Proofs of Claim in the Mirant bankruptcy proceeding in the amount of approximately $26 million to recover this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. The $3 million difference between Mirant's unpaid obligation to Pepco and the $26 million Proofs of Claim filed by Pepco primarily represents a TPA settlement adjustment which is included in the $105 million Proofs of Claim filed by Pepco against the Mirant debtors in respect of the Pepco TPA Claim. In view of this uncertainty, Pepco, in the third quarter of 2003, expensed $14.5 million to establish a reserve against the $29 million receivable from Mirant. In January 2004, Pepco paid approximately $2.5 million to Panda in settlement of certain billing disputes under the Panda PPA that related to periods after the sale of Pepco's generation assets to Mirant. Pepco believes that under the terms of the Asset Purchase and Sale Agreement, Mirant is obligated to reimburse Pepco for the settlement payment. Accordingly, in the first quarter of 2004 Pepco increased the amount of the receivable due from Mirant by approximately $2.5 million, and Pepco intends to file Proofs of Claim for this amount against Mirant. Pepco currently estimates that the $14.5 million expensed in the third quarter of 2003 represents the portion of the entire $31.5 million receivable unlikely to be recovered in bankruptcy, and no additional reserve has been established for the $2.5 million increase in the receivable. The amount expensed represents Pepco's estimate of the possible outcome in bankruptcy, although the amount ultimately recoverable could be higher or lower.

Mirant's Attempt to Reject the PPA-Related Obligations
On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations.

     Upon motions filed by Pepco and the Federal Energy Regulatory Commission (FERC), on October 9, 2003, the U.S. District Court for the Northern District of Texas (the District Court) withdrew jurisdiction over the rejection proceedings from the Bankruptcy Court. On December 23, 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations. The District Court's decision is being appealed by Mirant and The Official

17 _____________________________________________________________________________
Committee of Unsecured Creditors of Mirant Corporation in the U.S. Court of Appeals for the Fifth Circuit. Oral argument on the appeal was heard on May 5, 2004.

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

     In accordance with the Bankruptcy Court's order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of the ongoing proceedings. However, if Mirant ultimately is successful in rejecting, and is otherwise permitted to stop performing the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event September 18, 2003, is determined to be the effective date of rejection, is approximately $69.2 million as of May 1, 2004. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the period July 14, 2003 (the date on which Mirant filed its bankruptcy petition) to September 18, 2003, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.5 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected. If Pepco were required to repay any such amounts for either period, the payment would be expensed at the time the payment is made.

     The following are estimates prepared by Pepco of its potential future exposure if Mirant's motion to reject its PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of May 1, 2004, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of May 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 6.1 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 4.5 cents per kilowatt hour, Pepco estimates that it would cost approximately $41.0 million for the remainder of 2004, and $57 million in 2005, the last year of the FirstEnergy PPA.

18 _____________________________________________________________________________

•

If Pepco were required to purchase capacity and energy from Panda commencing as of May 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 15.6 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 6.9 cents per kilowatt hour, Pepco estimates that it would cost approximately $26 million for the remainder of 2004, $38 million in 2005, and $36 million in 2006 and approximately $35 million to $43 million annually thereafter through the 2021 contract termination date.

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

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the Maryland Public Service Commission (MPSC) and the District of Columbia Public Service Commission (DCPSC) to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered through Pepco's distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. (SMECO) under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating station (the SMECO Agreement). The SMECO Agreement expires in 2015 and contemplates a monthly payment to SMECO of approximately $.5 million. Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder. At this time, Mirant continues to make post-petition payments due to SMECO.

19 _____________________________________________________________________________

     However, on March 15, 2004, Mirant filed a complaint with the Bankruptcy Court seeking a declaratory judgment that the facility and capacity credit agreement is an unexpired lease of non-residential real property rather than an executory contract and that if Mirant were to successfully reject the agreement, any claim against the bankruptcy estate for damages made by SMECO (or by Pepco as subrogee) would be subject to the provisions of the Bankruptcy Code that limit the recovery of rejection damages by lessors. Pepco believes that there is no reasonable factual or legal basis to support Mirant's contention that the SMECO Agreement is a lease of real property and has filed a motion to dismiss the complaint. However, the outcome of this proceeding cannot be predicted.

Proposed Federal Tax Legislation Affecting Cross-border=0Leases

     The assets of PCI include a cross-border=0energy lease portfolio with a book value of approximately $1.2 billion at March 31, 2004. Currently, there is pending legislation in the U.S. House of Representatives (HR3967), that would apply new passive loss limitation rules prospectively to any new leases (including cross-border=0leases) entered into on or after February 11, 2004 with tax indifferent parties (i.e., municipalities, tax exempt or governmental entities). Cross-border=0leases are leases by a U.S. taxpayer of property located in a foreign country. All of PCI's cross-border=0leases are with tax indifferent parties but were entered into prior to 2004. Legislation is also pending in the Senate (S1637) that may jeopardize the tax benefits received by leaseholders, including PCI, from existing cross-border=0leases. The legislation, if adopted as proposed, would enact new passive loss limitation rules that would be applied retroactively to all existing lease agreements, for taxable years beginning after May 31, 2004, for all cross-border=0leaseholders, including PCI. The outcome of these legislative proposals is unknown at this time. However, if the Senate's version were to be adopted in its current form, the amount of income tax benefits that PHI would receive in connection with PCI's cross-border=0leases could decrease materially. If this occurred, PHI may be required to write down the book value of PCI's portfolio of cross-border=0leases by taking a charge against earnings. Any of these circumstances could have a material adverse effect on PHI's financial condition and results of operations.

Preliminary Settlement Agreement with NJDEP

     On April 26, 2004, PHI, Conectiv and ACE entered into a preliminary settlement agreement with the New Jersey Department of Environmental Protection (NJDEP) and the Attorney General of New Jersey that addresses various environmental issues at ACE and Conectiv Energy facilities in New Jersey. Among other things, the preliminary settlement agreement provides that:

•

contingent upon the receipt of necessary approvals from the New Jersey Board of Public Utilities (NJBPU), PJM Interconnection, LLC (PJM), North American Electric Reliability Council (NERC)/FERC and other regulatory authorities and the receipt of permits to construct certain transmission facilities in southern New Jersey described more fully below, ACE will permanently cease operation of the B.L. England generating facility by December 15, 2007. In the event that ACE is unable to shut down the B.L. England facility by December 15, 2007 through no fault of its own (e.g., because of failure to obtain the required regulatory approvals), B.L. England Unit 1 would be required to comply with stringent sulfur dioxide (SO2), nitrogen oxide (NOx) and particulate matter emissions limits set forth in the preliminary settlement agreement by October 1, 2008, and B.L. England Unit 2 would

20 _____________________________________________________________________________

be required to comply with the emissions limits by May 1, 2009. If ACE does not either shut down the B.L. England facility by December 15, 2007 or satisfy the emissions limits applicable in the event shut down is not so completed, ACE will be required to pay significant monetary penalties.

•

ACE will be permitted to combust coal with a sulfur content of greater than 1% at the B.L. England facility in compliance with the terms of B.L. England's current permit until December 15, 2007 and NJDEP will not impose new, more stringent short-term SO2 emissions limits on the B.L. England facility.

•

to resolve any possible civil liability (and without admitting liability) for violations of the permit provisions of the New Jersey Air Pollution Control Act (APCA) and the Prevention of Significant Deterioration (PSD) provisions of the federal Clean Air Act (CAA) relating to modifications that may have been undertaken at the B.L. England facility, ACE will pay a $750,000 civil penalty to NJDEP by June 1, 2004.

•

to compensate New Jersey for other alleged violations of the APCA and/or the CAA, ACE will undertake environmental projects beneficial to the state of New Jersey and approved by the NJDEP in a consent order or other final settlement document valued at $2 million.

•

ACE will submit all federally required studies and complete construction of facilities necessary to satisfy the Environmental Protection Agency's (EPA) new cooling water intake structure regulations in accordance with a schedule that NJDEP will establish in the renewal New Jersey Pollutant Discharge Elimination System (NJPDES) permit for the B.L. England facility. The schedule will take into account ACE's agreement, provided that all regulatory approvals are obtained, to shut down the B.L. England facility by December 15, 2007.

•

to resolve any possible civil liability (and without admitting liability) for natural resource damages resulting from groundwater contamination at the B.L. England facility, Conectiv Energy's Deepwater generating facility and ACE's operations center near Pleasantville, New Jersey, ACE and Conectiv will pay NJDEP $647,162 in cash or property and will remediate the groundwater contamination at all three sites. If subsequent data indicate that groundwater contamination is more extensive than indicated in NJDEP's preliminary analysis, NJDEP may seek additional compensation for natural resource damages.

The preliminary settlement agreement also provides that the parties will work toward a consent order or other final settlement document that reflects the terms of the preliminary settlement agreement.

     Pursuant to a NJBPU order issued on September 25, 2003, ACE on April 30, 2004, filed a report with the NJBPU recommending that the B.L. England facility be shut down in accordance with the terms of the preliminary settlement agreement. The report stated that the operation of the B.L. England facility is necessary at the present time to satisfy reliability standards, but that those reliability standards could also be satisfied in other ways. The report concludes that, based on B.L. England's current and projected operating costs resulting from compliance with more restrictive environmental requirements, the most cost-effective way in which to meet reliability standards is to shut down the B.L. England facility and construct additional transmission lines into southern New Jersey. ACE cannot predict

21 ______________________________________________________________________________
whether the NJBPU will approve the construction of the additional transmission lines.
Rate Proceedings

     On February 3, 2003, ACE filed a petition with the NJBPU to increase its electric distribution rates and its Regulatory Asset Recovery Charge (RARC) in New Jersey. In its most recent submission, made on February 20, 2004, ACE proposed an overall rate increase of approximately $35.1 million, consisting of a $30.6 million increase in distribution rates and a $4.5 million increase in RARC. Hearings were held before an Administrative Law Judge in late March and early April 2004. At the hearing held on April 6, 2004, the Ratepayer Advocate proposed an annual rate decrease of $4.5 million, modifying its earlier proposal that rates be decreased by $11.7 million annually. The Staff of the NJBPU is expected to submit its recommendations in briefs to be filed in June. ACE cannot predict the outcome of this proceeding.

     In December 2003, the Delaware Public Service Commission (DPSC) approved a settlement agreement that provided for an annual increase of $7.75 million in DPL's gas base rate. In accordance with the terms of the settlement agreement, on February 13, 2004, DPL filed for an Environmental Surcharge of approximately $522,000 amortized over five years to recover out-of-pocket costs associated with gas environmental issues. The DPSC approved this surcharge on April 20, 2004. The surcharge will be adjusted year-to-year to reflect DPL's actual costs.

     DPL filed on February 13, 2004 for a change in electric ancillary service rates that has an aggregate effect of increasing annual revenues by $13.1 million or 2.4%. This filing was prompted by the increasing ancillary service costs charged to DPL by PJM. On February 24, 2004, the DPSC accepted the filing and placed the increase into effect on March 15, 2004, subject to refund. Intervention by another party has been filed. Unless the proceeding is settled, evidentiary hearings will be held in late August with a decision expected before the end of 2004.

     On August 29, 2003, DPL submitted its annual Gas Cost Recovery (GCR) rate filing to the DPSC. In its filing, DPL sought to increase its GCR rate by approximately 15.8% in anticipation of increasing natural gas commodity costs. The GCR rate, which permits DPL to recover its procurement gas costs through customer rates, became effective November 1, 2003 and was subject to refund pending evidentiary hearings that were held on April 19, 2004. No party has proposed to modify DPL's proposed GCR rate, thus no refund is required. However, DPSC Staff has suggested prospective modifications to the program by which DPL hedges price risk for its gas purchases.

     In compliance with the merger settlement approved by the MPSC in connection with the merger of Pepco and Conectiv, on December 4, 2003, DPL and Pepco submitted testimony and supporting schedules to establish electric distribution rates in Maryland effective July 1, 2004, when the current distribution rate freeze/caps end. The filings of each company demonstrate that it is in an under-earning situation. As provided in the terms of the merger settlement, DPL requested it be allowed to put into effect July 1, 2004, a rate increase for non-residential customers to offset the nuclear decommissioning equivalent decrease that was effective July 1, 2003. The merger settlement provides that Pepco's distribution rates can only decrease or remain unchanged after July 1, 2004. With limited exceptions, the merger settlement does not permit either company to increase distribution rates until after December 31, 2006. The MPSC Staff has filed testimony stating that no distribution rate reductions are justified and that DPL should be authorized to

22 _____________________________________________________________________________

increase its non-residential customers' distribution rates by approximately $1.1 million. The Office of the People's Counsel (OPC) agrees that no distribution rate reduction is warranted for DPL or Pepco if the respective DPL and Pepco capital structures are used in determining whether existing rates should be reduced. However, OPC argues that the Pepco Holdings' consolidated capital structure and capital costs should be used to determine whether distribution rate reductions for Pepco and DPL are warranted. Based on PHI's consolidated capital structure, OPC recommended that DPL's and Pepco's distribution rates be reduced. Hearings in the Pepco case concluded April 27, 2004. Hearings in the DPL case will be held on May 11 and 12, 2004. Separate MPSC decisions in the DPL and Pepco cases are expected to be issued in early July 2004. Neither Pepco nor DPL can predict the outcome of the proceedings.

SOS and POLR Proceedings
District of Columbia

     On March 1, 2004, the DCPSC issued an order adopting the "wholesale" model for Standard Offer Service (SOS) in the District of Columbia after fixed rate SOS ends February 7, 2005. Under the wholesale model, Pepco will continue as the SOS provider after February 7, 2005. Several parties have filed applications for reconsideration of the order adopting the wholesale model that are pending before the DCPSC. PHI cannot predict the outcome of this proceeding.

     In December 2003, the DCPSC issued an order adopting terms and conditions that would apply if the wholesale SOS model were adopted. Pepco and most of the other parties in the case filed applications for reconsideration and/or clarification of various parts of this order, and on March 1, 2004, the DCPSC granted in part and denied in part the applications for reconsideration and/or clarification. Because the DCPSC changed certain rules in its order granting in part and denying in part applications for reconsideration of the wholesale SOS terms and conditions, several parties filed for reconsideration of the March 1, 2004 order. Those applications for reconsideration are pending decision by the DCPSC. The DCPSC has also instituted an evidentiary proceeding to consider the amount of the administrative charge which Pepco may collect for providing SOS on and after February 8, 2005. The DCPSC intends to issue a decision by August 10, 2004.

Virginia

     In March 2004, Virginia amended its Electric Utility Restructuring Act to extend the rate freeze provisions applicable to DPL's rates for both provider of last resort (POLR) supply and distribution. The rate freezes, previously scheduled to expire on July 1, 2007, were extended to December 31, 2010, except that one change in base rates can be proposed by DPL prior to July 1, 2007, and one additional change in base rates can be proposed by DPL between that date and December 31, 2010. Additionally, rates may be increased to reflect increased purchased power costs, increased taxes, or increased costs to comply with environmental or reliability requirements.

     The Virginia Electric Utility Restructuring Act obligates DPL to offer POLR service during the period that rates are frozen and thereafter, until relieved of that obligation by the Virginia State Corporation Commission (VSCC).

23 ______________________________________________________________________________

     On December 3, 2003, DPL and Conectiv Energy filed with the VSCC an amendment to extend their power supply agreement for one year, i.e., through December 31, 2004, and on a month-to-month basis thereafter, as it applies to power supply for DPL's Virginia POLR customers. The VSCC approved the amendment in an order issued on March 1, 2004. After December 31, 2004 either DPL or Conectiv Energy can terminate Conectiv Energy's obligation to provide supplies to meet DPL's Virginia POLR obligations by giving 30 days written notice to the other party.

Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of March 31, 2004, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	Conectiv	PCI	Total
Energy marketing obligations of Conectiv Energy (1)	$119.3	$12.2	$ -	$131.5
Energy procurement obligations of Pepco Energy Services (1)	17.3	-	-	17.3
Standby letters of credit of Pepco Holdings (2)	5.5	-	-	5.5
Guaranteed lease residual values (3)	-	5.5	-	5.5
Loan agreement (4)	13.1	-	-	13.1
Construction performance guarantees (5)	-	4.2	-	4.2
Other (6)	14.9	4.2	5.7	24.8
Total	$170.1	$26.1	$5.7	$201.9
1.

Pepco Holdings and Conectiv have contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including requirements under Basic Generation Service contracts for ACE.

2.

Pepco Holdings has issued standby letters of credit of $5.5 million on behalf of subsidiaries' operations related to Conectiv Energy's competitive energy activities and third party construction performance. These standby letters of credit were put into place in order to allow the subsidiaries the flexibility needed to conduct business with counterparties without having to post substantial cash collateral. While the exposure under these standby letters of credit is $5.5 million, Pepco Holdings does not expect to fund the full amount.

3.

Subsidiaries of Conectiv have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of March 31, 2004, obligations under the guarantees were approximately $5.5 million. Assets leased under

24 ______________________________________________________________________________

agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of requiring payment under the guarantee is remote.

4.

Pepco Holdings has issued a guarantee on the behalf of a subsidiary's 50% unconsolidated investment in a limited liability company for repayment borrowings under a loan agreement of approximately $13.1 million.

5.	Conectiv has performance obligations of $4.2 million relating to obligations to third party suppliers of equipment.
6.	Other guarantees comprise:
	•	Pepco Holdings has guaranteed payment of a bond issued by a subsidiary of $14.9 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
	•	Conectiv has guaranteed a subsidiary building lease of $4.2 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
•

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications LLC. In addition, PCI has agreed to indemnify RCN for 50% of any payments RCN makes under the Starpower franchise and construction performance bonds.  As of March 31, 2004, the guarantees cover the remaining $3.6 million in rental obligations and $2.1 million in franchise and construction performance bonds issued.

     In addition, in connection with the Conectiv Bethlehem revolving credit agreement, Conectiv provides a guarantee associated with Conectiv Energy's agreement to purchase energy and capacity from Conectiv Bethlehem and other guarantees related to obligations of Pepco Holdings subsidiaries under agreements related to constructing and operating the Conectiv Bethlehem mid-merit plant. Generally, Conectiv's guarantee obligations do not exceed the amount of the debt outstanding under the credit agreement and do not guarantee Conectiv Bethlehem's obligation to repay the debt. As of March 31, 2004, the outstanding balance under the Conectiv Bethlehem credit facility was $320.6 million.

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

25 _____________________________________________________________________________
Dividends
On April 22, 2004, Pepco Holdings' Board of Directors declared a dividend on common stock of 25 cents per share payable June 30, 2004, to shareholders of record on June 10, 2004.
26 _____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
27 _____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended March 31,
	2004	2003
	(Millions of Dollars)

Operating Revenue	$369.6	$333.4
Operating Expenses
Fuel and purchased energy	173.7	134.2
Other operation and maintenance	67.1	59.7
Depreciation and amortization	43.9	41.3
Other taxes	56.5	45.0
Gain on sale of asset	(6.6)	-
Total Operating Expenses	334.6	280.2
Operating Income	35.0	53.2
Other Income (Expenses)
Interest and dividend income	-	1.2
Interest expense	(20.2)	(19.3)
Other income	1.4	1.4
Other expenses	(.5)	(1.6)
Total Other Expenses	(19.3)	(18.3)

Distributions on Preferred Securities of Subsidiary Trust	-	2.3

Income Before Income Tax Expense	15.7	32.6

Income Tax Expense	6.2	12.6

Net Income	9.5	20.0

Dividends on Redeemable Serial Preferred Stock	.4	1.2

Earnings Available for Common Stock	9.1	18.8

Retained Income at Beginning of Period	505.3	468.9

Dividends paid to Pepco Holdings	(11.8)	(15.7)

Retained Income at End of Period	$502.6	$472.0

The accompanying Notes are an integral part of these Financial Statements.
28 _____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
	March 31, 2004	December 31, 2003
ASSETS
	(Millions of Dollars)

CURRENT ASSETS
Cash and cash equivalents	$209.2	$ 6.8
Accounts receivable, less allowance for uncollectible accounts of $18.2 million and $18.4 million	243.8	269.8
Materials and supplies - at average cost	44.1	44.9
Prepaid expenses and other	17.4	26.0
Total Current Assets	514.5	347.5
INVESTMENTS AND OTHER ASSETS
Regulatory assets	157.6	168.3
Prepaid pension expense	164.7	168.1
Other	115.2	108.6
Total Investments and Other Assets	437.5	445.0
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,738.5	4,694.5
Accumulated depreciation	(1,836.8)	(1,769.6)
Net Property, Plant and Equipment	2,901.7	2,924.9
TOTAL ASSETS	$3,853.7	$3,717.4

The accompanying Notes are an integral part of these Financial Statements.
29 _______________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
	March 31, 2004	December 31, 2003
LIABILITIES AND SHAREHOLDER'S EQUITY
	(Millions of Dollars)

CURRENT LIABILITIES
Short-term debt	$ 210.0	$ 107.5
Accounts payable and accrued liabilities	124.7	159.9
Capital lease obligations due within one year	15.6	15.6
Interest and taxes accrued	45.4	43.5
Other	67.5	105.5
Total Current Liabilities	463.2	432.0
DEFERRED CREDITS
Regulatory liabilities	186.4	200.1
Income taxes	704.0	644.9
Investment tax credits	20.1	20.6
Other post-retirement benefit obligation	48.9	44.4
Other	32.7	38.2
Total Deferred Credits	992.1	948.2

LONG-TERM LIABILITIES
Long-term debt	1,195.3	1,130.4
Mandatorily redeemable serial preferred stock	45.0	45.0
Capital lease obligations	113.7	114.7
Total Long-Term Liabilities	1,354.0	1,290.1

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SERIAL PREFERRED STOCK	35.3	35.3
SHAREHOLDER'S EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, issued 100 shares	-	-
Premium on stock and other capital contributions	507.6	507.6
Capital stock expense	(1.1)	(1.1)
Retained income	502.6	505.3
Total Shareholder's Equity	1,009.1	1,011.8

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,853.7	$3,717.4

The accompanying Notes are an integral part of these Financial Statements.
30 _____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 9.5	$ 20.0
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	43.9	41.3
Deferred income taxes	(6.8)	6.7
Investment tax credit adjustments	(.5)	(.5)
Gain on sale of asset	(6.6)	-
Changes in:
Accounts receivable	26.0	(13.3)
Regulatory assets and liabilities	(3.5)	(17.6)
Prepaid expenses	17.4	(14.2)
Accounts payable and accrued liabilities	(17.0)	27.6
Prepaid pension costs	3.4	4.9
Other deferred charges and other	3.8	(5.9)
Other deferred credits	(1.0)	7.1
Interest and taxes accrued	1.9	9.8
Net Cash From Operating Activities	70.5	65.9

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(42.4)	(41.4)
Proceeds from sale of asset	22.0	-
Net Cash Used By Investing Activities	(20.4)	(41.4)

FINANCING ACTIVITIES
Dividend to Pepco Holdings	(11.8)	(15.7)
Dividends paid on preferred stock	(.4)	(1.2)
Issuances of long-term debt	275.0	-
Repayment of short-term debt, net	(107.6)	(3.9)
Net other financing activities	(2.9)	-
Net Cash From (Used By) Financing Activities	152.3	(20.8)

Net Increase In Cash and Cash Equivalents	202.4	3.7
Cash and Cash Equivalents at Beginning of Period	6.8	13.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$209.2	$ 17.6

The accompanying Notes are an integral part of these Financial Statements.

31 _____________________________________________________________________________

NOTES TO FINANCIAL STATEMENTS
POTOMAC ELECTRIC POWER COMPANY
(1) ORGANIZATION

     Potomac Electric Power Company (Pepco) is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Pepco's service territory covers approximately 640 square miles and has a population of approximately 2 million. On August 1, 2002 Pepco completed its acquisition of Conectiv, at which time Pepco and Conectiv became wholly owned subsidiaries of Pepco Holdings, Inc. (Pepco Holdings or PHI). PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA)and is subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA.

(2) ACCOUNTING POLICY AND PRONOUNCEMENTS DISCLOSURES
Financial Statement Presentation

     Pepco's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in Pepco's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of Pepco's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco's financial condition as of March 31, 2004, in accordance with GAAP. Interim results for the three months ended March 31, 2004 may not be indicative of results that will be realized for the full year ending December 31, 2004. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

FIN 45

     Pepco applied the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), commencing in 2003 to its agreements that contain guarantee and indemnification clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligations it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of March 31, 2004, Pepco did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its consolidated balance sheets.

32 _____________________________________________________________________________
FIN 46

     On December 31, 2003, FIN 46 was implemented by Pepco. FIN 46 was revised and superseded by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R) which clarified some of the provisions of FIN 46 and exempted certain entities from its requirements. FIN 46R is applicable to Pepco's financial statements for the quarter ended March 31, 2004. The implementation of FIN 46R (including the evaluation of interests in purchase power arrangements) did not impact Pepco's financial condition or results of operations for the three months ended March 31, 2004.

     As part of the FIN 46R evaluation, Pepco reviewed its power purchase agreements (PPAs), including its Non-Utility Generation (NUG) contracts, to determine (i) if its interest in each entity that is a counterparty to a PPA agreement was a variable interest, (ii) whether the entity was a variable interest entity and (iii) if so, whether Pepco was the primary beneficiary. Due to a variable element in the pricing structure of its PPA with one entity, Panda-Brandywine, L.P. (Panda), Pepco potentially assumes the variability in the operations of the plant of this entity and therefore has a variable interest in the entity. However, due to Pepco's inability to obtain information from the entity considered to be confidential and proprietary by the entity, Pepco was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether the entity was a variable interest entity or if Pepco was the primary beneficiary. As a result, Pepco has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information.

     Power purchases related to the Panda PPA in the quarters ended March 31, 2004 and 2003 were approximately $20 million and $23 million, respectively. Power purchases related to the Panda PPA in the years ended December 31, 2003, 2002 and 2001 were approximately $80 million, $74 million and $75 million, respectively. Pepco's exposure to loss under the Panda PPA is discussed in Note (4) Commitments And Contingencies, under "Relationship with Mirant Corporation."

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended March 31,
	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 9.6	$ 8.1	$ 2.4	$ 2.3
Interest cost	23.8	23.0	8.3	7.9
Expected return on plan assets	(29.8)	(26.1)	(2.8)	(2.0)
Amortization of prior service cost	.3	.3	-	-
Amortization of net loss	4.5	3.4	3.1	1.9
Net periodic benefit cost	$ 8.4	$ 8.7	$11.0	$10.1

     The actual components of net periodic benefit cost for the 2003 interim period are not available. The component amounts presented above for the 2003 interim period were calculated in proportion to the annual amounts presented

33 _____________________________________________________________________________
in Pepco Holdings' financial statements for the year ended December 31, 2003. These component amounts are presented for comparison purposes only.
Pension
The 2004 pension net periodic benefit cost of $8.4 million includes $3.6 million for Pepco. The 2003 pension net periodic benefit cost of $8.7 million includes $5.2 million for Pepco.
Pension Contributions

     Pepco Holdings funding policy with regard to the pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). PHI's defined benefit plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. In 2003 and 2002 PHI made discretionary tax-deductible cash contributions to the plan of $50 million and $35 million, respectively. Assuming no changes to the current pension plan assumptions, PHI projects no funding will be required in 2004; however PHI may elect to make a discretionary tax-deductible contribution, if required to maintain its assets in excess of its ABO. As of March 31, 2004, no contributions have been made.

Other Post-Retirement Benefits

     The 2004 Other Post-Retirement net periodic benefit cost of $11.0 million includes $4.5 million for Pepco. The 2003 Other Post-Retirement net periodic benefit cost of $10.1 million includes $4.2 million for Pepco.

FASB Staff Position (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)

     The Act became effective on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     SFAS No. 106 "Employers Accounting for Post-retirement Benefits Other than Pensions" requires presently enacted changes in relevant laws to be considered in current period measurements of post-retirement benefit costs and the Accumulated Post-Retirement Benefit Obligation (APBO). Therefore, under that guidance, measures of the APBO and net periodic post-retirement benefit costs on or after the date of enactment should reflect the effects of the Act.

     However, due to certain accounting issues raised by the Act that are not explicitly addressed by SFAS No. 106 and uncertainties that may exist as to reliable information available on which to measure the effects of the Act, the FSP 106-1 allows a plan sponsor to elect to defer recognizing the effects of the Act in the accounting for its plan under SFAS No. 106 and in providing disclosures related to the plan required by SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Post-retirement Benefits," until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events occur.

     Pepco Holdings sponsors post-retirement health care plans that provide prescription drug benefits. Pepco Holdings did not elect the deferral provided by the FSP 106-1. The APBO as of December 31, 2003 was reduced by

34 _____________________________________________________________________________

$28 million to reflect the effects of the Act. For the current quarter and all of 2003, Pepco Holdings' net periodic postretirement benefit expense has not been reduced to reflect the Act. It is estimated that the annual postretirement benefit cost will be reduced by approximately $4 million due to effects of the Act. This reduction includes both the decrease in the cost of future benefits being earned and an amortization of the APBO reduction over the future average working lifetime of the participants, or 13.5 years. The anticipated claims costs expected to be incurred have been adjusted to reflect the cost sharing between Medicare and Pepco Holdings. Participation rates have not been changed. In reflecting the effects of the Act, Pepco Holdings has determined which plans are eligible for Medicare cost sharing by analyzing the terms of each of its plans. It has recognized Medicare cost sharing for a plan only if Pepco Holdings' projected prescription drug coverage is expected to be at least as generous as the expected contribution by Medicare to a prescription drug plan not provided by Pepco Holdings.

     Specific authoritative guidance on the accounting for the federal subsidy under the Act is pending and that guidance, when issued, could require Pepco Holdings to change previously reported information. When issued, the guidance on accounting for the federal subsidy will include transition guidance, as applicable, for entities that elected to defer accounting for the effects of the Act and those that did not.

     The effect of the subsidy on the current period Other Post-Retirement net periodic benefit cost of $11.0 million would be approximately a $1 million reduction due to the subsidy. Approximately $.5 million would be related to the amortization of the actuarial gain, $.1 million would be a subsidy-related reduction in current period service cost and approximately $.4 million would be a subsidy-related reduction in interest cost on the APBO.

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

Balance, December 31, 2003	$ 3.3
Accrued during 2004	-
Payments during 2004	(1.5)
Balance, March 31, 2004	$ 1.8
Substantially all of the severance liability accrued at March 31, 2004 will be paid through mid 2005. Employees have the option of taking severance payments in a lump sum or over a period of time.
(3) SEGMENT INFORMATION
In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," Pepco has one segment, its regulated utility business.
35 _____________________________________________________________________________
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

Transition Power Agreements

     As part of the asset purchase and sale agreement for the Pepco generation assets (the Asset Purchase and Sale Agreement), Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the TPAs). Under these agreements, Mirant was obligated to supply Pepco with all of the capacity and energy needed to fulfill its standard offer service obligations in Maryland through June 2004 and its standard offer service obligations in the District of Columbia into January 2005.

     To avoid the potential rejection of the TPAs, Pepco and Mirant entered into an Amended Settlement Agreement and Release dated as of October 24, 2003 (the Settlement Agreement) pursuant to which Mirant has assumed both of the TPAs and the terms of the TPAs were modified. The Settlement Agreement also provides that Pepco has an allowed, pre-petition general unsecured claim against Mirant in the amount of $105 million (the Pepco TPA Claim).

     The amount, if any, that Pepco will be able to recover from the Mirant bankruptcy estate in respect of the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate.

36 _____________________________________________________________________________
Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison (FirstEnergy), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the FirstEnergy PPA). Under an agreement with Panda-Brandywine L.P. (Panda), entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the Panda PPA). In each case, the purchase price is substantially in excess of current market prices. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated, among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs (the PPA-Related Obligations).

Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due to Pepco in respect of the PPA-Related Obligations (the Mirant Pre-Petition Obligations). The Mirant Pre-Petition Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco has filed Proofs of Claim in the Mirant bankruptcy proceeding in the amount of approximately $26 million to recover this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. The $3 million difference between Mirant's unpaid obligation to Pepco and the $26 million Proofs of Claim filed by Pepco primarily represents a TPA settlement adjustment which is included in the $105 million Proofs of Claim filed by Pepco against the Mirant debtors in respect of the Pepco TPA Claim. In view of this uncertainty, Pepco, in the third quarter of 2003, expensed $14.5 million to establish a reserve against the $29 million receivable from Mirant. In January 2004, Pepco paid approximately $2.5 million to Panda in settlement of certain billing disputes under the Panda PPA that related to periods after the sale of Pepco's generation assets to Mirant. Pepco believes that under the terms of the Asset Purchase and Sale Agreement, Mirant is obligated to reimburse Pepco for the settlement payment. Accordingly, in the first quarter of 2004 Pepco increased the amount of the receivable due from Mirant by approximately $2.5 million, and Pepco intends to file Proofs of Claim for this amount against Mirant. Pepco currently estimates that the $14.5 million expensed in the third quarter of 2003 represents the portion of the entire $31.5 million receivable unlikely to be recovered in bankruptcy, and no additional reserve has been established for the $2.5 million increase in the receivable. The amount expensed represents Pepco's estimate of the possible outcome in bankruptcy, although the amount ultimately recoverable could be higher or lower.

Mirant's Attempt to Reject the PPA-Related Obligations
On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations.

     Upon motions filed by Pepco and the Federal Energy Regulatory Commission (FERC), on October 9, 2003, the U.S. District Court for the Northern District of Texas (the District Court) withdrew jurisdiction over the rejection proceedings from the Bankruptcy Court. On December 23, 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations. The District Court's decision is being appealed by Mirant and The Official

37 _____________________________________________________________________________
Committee of Unsecured Creditors of Mirant Corporation in the U.S. Court of Appeals for the Fifth Circuit. Oral argument on the appeal was heard on May 5, 2004.

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

     In accordance with the Bankruptcy Court's order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of the ongoing proceedings. However, if Mirant ultimately is successful in rejecting, and is otherwise permitted to stop performing the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event September 18, 2003, is determined to be the effective date of rejection, is approximately $69.2 million as of May 1, 2004. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the period July 14, 2003 (the date on which Mirant filed its bankruptcy petition) to September 18, 2003, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.5 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected. If Pepco were required to repay any such amounts for either period, the payment would be expensed at the time the payment is made.

     The following are estimates prepared by Pepco of its potential future exposure if Mirant's motion to reject its PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of May 1, 2004, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of May 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 6.1 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 4.5 cents per kilowatt hour, Pepco estimates that it would cost approximately $41.0 million for the remainder of 2004, and $57 million in 2005, the last year of the FirstEnergy PPA.

38 _____________________________________________________________________________
•

If Pepco were required to purchase capacity and energy from Panda commencing as of May 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 15.6 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 6.9 cents per kilowatt hour, Pepco estimates that it would cost approximately $26 million for the remainder of 2004, $38 million in 2005, and $36 million in 2006 and approximately $35 million to $43 million annually thereafter through the 2021 contract termination date.

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

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the Maryland Public Service Commission (MPSC) and the District of Columbia Public Service Commission (DCPSC) to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered through Pepco's distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. (SMECO) under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating station (the SMECO Agreement). The SMECO Agreement expires in 2015 and contemplates a monthly payment to SMECO of approximately $.5 million. Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder. At this time, Mirant continues to make post-petition payments due to SMECO.

39 _____________________________________________________________________________

     However, on March 15, 2004, Mirant filed a complaint with the Bankruptcy Court seeking a declaratory judgment that the facility and capacity credit agreement is an unexpired lease of non-residential real property rather than an executory contract and that if Mirant were to successfully reject the agreement, any claim against the bankruptcy estate for damages made by SMECO (or by Pepco as subrogee) would be subject to the provisions of the Bankruptcy Code that limit the recovery of rejection damages by lessors. Pepco believes that there is no reasonable factual or legal basis to support Mirant's contention that the SMECO Agreement is a lease of real property and has filed a motion to dismiss the complaint. However, the outcome of this proceeding cannot be predicted.

Rate Proceedings

     In compliance with the merger settlement approved by the MPSC in connection with the merger of Pepco and Conectiv, on December 4, 2003, Pepco submitted testimony and supporting schedules to establish electric distribution rates in Maryland effective July 1, 2004, when the current distribution rate freeze/caps end. Pepco's filing demonstrates that it is in an under-earning situation. The merger settlement provides that Pepco's distribution rates can only decrease or remain unchanged after July 1, 2004. With limited exceptions, the merger settlement does not permit Pepco to increase distribution rates until after December 31, 2006. The MPSC Staff has filed testimony stating that no distribution rate reductions are justified. The Office of the People's Counsel (OPC) agrees that no distribution rate reduction is warranted for Pepco if the Pepco capital structure is used in determining whether existing rates should be reduced. However, OPC argues that the Pepco Holdings' consolidated capital structure and capital costs should be used to determine whether distribution rate reductions for Pepco are warranted. Based on PHI's consolidated capital structure, OPC recommended that Pepco's distribution rates be reduced. Hearings in the Pepco case concluded April 27, 2004. The MPSC decision is expected to be issued in early July 2004. Pepco cannot predict the outcome of the proceeding.

SOS Proceedings
District of Columbia

     On March 1, 2004, the DCPSC issued an order adopting the "wholesale" model for Standard Offer Service (SOS) in the District of Columbia after fixed rate SOS ends February 7, 2005. Under the wholesale model, Pepco will continue as the SOS provider after February 7, 2005. Several parties have filed applications for reconsideration of the order adopting the wholesale model that are pending before the DCPSC. PHI cannot predict the outcome of this proceeding.

     In December 2003, the DCPSC issued an order adopting terms and conditions that would apply if the wholesale SOS model were adopted. Pepco and most of the other parties in the case filed applications for reconsideration and/or clarification of various parts of this order, and on March 1, 2004, the DCPSC granted in part and denied in part the applications for reconsideration and/or clarification. Because the DCPSC changed certain rules in its order granting in part and denying in part applications for reconsideration of the wholesale SOS terms and conditions, several parties filed for reconsideration of the March 1, 2004 order. Those applications for reconsideration are pending decision by the DCPSC. The DCPSC has also instituted an evidentiary proceeding to consider the amount of the administrative charge which Pepco may collect for providing SOS on and after February 8, 2005. The DCPSC intends to issue a decision by August 10, 2004.

40 _____________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK.

41 _____________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended March 31,
	2004	2003
	(Millions of Dollars)
Operating Revenue
Electric	$249.4	$263.1
Gas	99.9	77.2
Other services	1.4	3.0
Total Operating Revenue	$350.7	343.3
Operating Expenses
Fuel and purchased energy	158.2	169.9
Gas purchased	73.3	52.3
Other operation and maintenance	46.1	45.9
Depreciation and amortization	18.1	18.7
Other taxes	9.0	9.4
Total Operating Expenses	304.7	296.2
Operating Income	46.0	47.1
Other Income (Expenses)
Interest and dividend income	.1	.5
Interest expense	(9.0)	(9.5)
Other income	1.0	.9
Total Other Expenses	(7.9)	(8.1)

Distributions on Preferred Securities of Subsidiary Trust	-	1.4

Income Before Income Tax Expense	38.1	37.6

Income Tax Expense	15.7	15.0

Net Income	22.4	22.6

Dividends on Redeemable Serial Preferred Stock	.2	.2

Earnings Available for Common Stock	22.2	22.4

Retained Income at Beginning of Period	367.4	364.4

Dividends paid to Pepco Holdings	(22.1)	(18.5)

Retained Income at End of Period	$367.5	$368.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.
42 _______________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	March 31, 2004	December 31, 2003
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 6.9	$ 4.9
Accounts receivable, less allowance for uncollectible accounts of $10.2 million and $10.1 million	163.6	163.2
Fuel, materials and supplies - at average cost	20.5	34.2
Prepaid expenses and other	7.0	14.4
Total Current Assets	198.0	216.7
INVESTMENTS AND OTHER ASSETS
Goodwill	48.5	48.5
Regulatory assets	143.6	150.3
Prepaid pension costs	196.1	195.4
Other	30.6	33.5
Total Investments and Other Assets	418.8	427.7
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,213.8	2,195.0
Accumulated depreciation	(708.7)	(687.0)
Net Property, Plant and Equipment	1,505.1	1,508.0
TOTAL ASSETS	$2,121.9	$2,152.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.
43 _____________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	March 31, 2004	December 31, 2003
	(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$ 160.0	$ 174.4
Debentures issued to financing trust	72.2	-
Accounts payable and accrued liabilities	46.3	52.7
Accounts payable to associated companies	23.5	36.9
Capital lease obligations due within one year	.2	.2
Interest and taxes accrued	44.3	23.0
Other	56.0	56.7
Total Current Liabilities	402.5	343.9
DEFERRED CREDITS
Regulatory liabilities	211.1	219.9
Income taxes	394.2	397.3
Investment tax credits	12.4	12.6
Above-market purchased energy contracts and other electric restructuring liabilities	38.7	42.7
Other	17.1	18.1
Total Deferred Credits	673.5	690.6

LONG-TERM LIABILITIES
Long-term debt	442.8	442.7
Debentures issued to financing trust	-	72.2
Capital lease obligations	.4	.4
Total Long-Term Liabilities	443.2	515.3

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SERIAL PREFERRED STOCK	21.7	21.7
SHAREHOLDER'S EQUITY
Common stock, $2.25 par value, authorized 1,000,000 shares - issued 1,000 shares	-	-
Premium on stock and other capital contributions	223.5	223.5
Capital stock expense	(10.0)	(10.0)
Retained income	367.5	367.4
Total Shareholder's Equity	581.0	580.9

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,121.9	$2,152.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.
44 _____________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$22.4	$ 22.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	18.1	18.7
Deferred income taxes	1.7	(3.9)
Investment tax credit adjustments, net	(.2)	(.2)
Changes in:
Accounts receivable	(.4)	(30.2)
Regulatory assets and liabilities	4.5	(.5)
Fuel, materials and supplies	13.7	7.3
Derivative and energy trading contracts	(4.1)	(4.7)
Other deferred charges	6.5	(2.8)
Accounts payable and accrued liabilities	(22.3)	19.5
Interest and taxes accrued	21.3	18.5
Net Cash From Operating Activities	61.2	44.3
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(23.3)	(18.3)
Net other investing activities	.9	.1
Net Cash Used By Investing Activities	(22.4)	(18.2)
FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(22.1)	(18.5)
Preferred dividends paid	(.2)	(.2)
Repayment of short-term debt, net	(14.4)	-
Principal portion of capital lease payments	(.1)	(.2)
Net Cash Used By Financing Activities	(36.8)	(18.9)

Net Change In Cash and Cash Equivalents	2.0	7.2
Cash and Cash Equivalents at Beginning of Period	4.9	109.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 6.9	$116.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.
45 _____________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DELMARVA POWER & LIGHT COMPANY
(1) ORGANIZATION

     Delmarva Power & Light Company (DPL) is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia and provides gas distribution service in northern Delaware. DPL's electricity distribution service territory covers approximately 6,000 square miles and has a population of approximately 1.25 million. DPL's natural gas distribution service territory covers approximately 275 square miles and has a population of approximately 523,000. DPL is a wholly owned subsidiary of Conectiv. On August 1, 2002, Pepco completed its acquisition of Conectiv, at which time Pepco and Conectiv became wholly owned subsidiaries of Pepco Holdings, Inc. (Pepco Holdings or PHI). PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA)and is subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA.

(2) ACCOUNTING POLICY AND PRONOUNCEMENTS DISCLOSURES
Financial Statement Presentation

     DPL's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in DPL's Annual Report on Form 10-K/A for the year ended December 31, 2003. In the opinion of DPL's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly DPL's financial condition as of March 31, 2004, in accordance with GAAP. Interim results for the three months ended March 31, 2004 may not be indicative of results that will be realized for the full year ending December 31, 2004. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

FIN 45

     DPL applied the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), commencing in 2003 to its agreements that contain guarantee and indemnification clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligations it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of March 31, 2004, DPL did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its consolidated balance sheets.

46 _____________________________________________________________________________
FIN 46

     On December 31, 2003, FIN 46 was implemented by DPL. FIN 46 was revised and superseded by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R) which clarified some of the provisions of FIN 46 and exempted certain entities from its requirements. FIN 46R is applicable to DPL's financial statements for the quarter ended March 31, 2004. The implementation of FIN 46R did not materially impact DPL's financial condition or results of operations for the three months ended March 31, 2004.

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended March 31,
	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 9.6	$ 8.1	$ 2.4	$ 2.3
Interest cost	23.8	23.0	8.3	7.9
Expected return on plan assets	(29.8)	(26.1)	(2.8)	(2.0)
Amortization of prior service cost	.3	.3	-	-
Amortization of net loss	4.5	3.4	3.1	1.9
Net periodic benefit cost	$ 8.4	$ 8.7	$11.0	$10.1

     The actual components of net periodic benefit cost for the 2003 interim period are not available. The component amounts presented above for the 2003 interim period were calculated in proportion to the annual amounts presented in Pepco Holdings' financial statements for the year ended December 31, 2003. These component amounts are presented for comparison purposes only.

Pension
The 2004 pension net periodic benefit cost of $8.4 million includes $(.5) million for DPL. The 2003 pension net periodic benefit cost of $8.7 million includes $(1.4) million for DPL.
Pension Contributions

     Pepco Holdings funding policy with regard to the pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). PHI's defined benefit plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. In 2003 and 2002 PHI made discretionary tax-deductible cash contributions to the plan of $50 million and $35 million, respectively. Assuming no changes to the current pension plan assumptions, PHI projects no funding will be required in 2004; however PHI may elect to make a discretionary tax-deductible contribution, if required to maintain its assets in excess of its ABO. As of March 31, 2004, no contributions have been made.

47 _____________________________________________________________________________
Other Post-Retirement Benefits

     The 2004 Other Post-Retirement net periodic benefit cost of $11.0 million includes $2.3 million for DPL. The 2003 Other Post-Retirement net periodic benefit cost of $10.1 million includes $1.7 million for DPL.

FASB Staff Position (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)

     The Act became effective on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     SFAS No. 106 "Employers Accounting for Post-retirement Benefits Other than Pensions" requires presently enacted changes in relevant laws to be considered in current period measurements of post-retirement benefit costs and the Accumulated Post-Retirement Benefit Obligation (APBO). Therefore, under that guidance, measures of the APBO and net periodic post-retirement benefit costs on or after the date of enactment should reflect the effects of the Act.

     However, due to certain accounting issues raised by the Act that are not explicitly addressed by SFAS No. 106 and uncertainties that may exist as to reliable information available on which to measure the effects of the Act, the FSP 106-1 allows a plan sponsor to elect to defer recognizing the effects of the Act in the accounting for its plan under SFAS No. 106 and in providing disclosures related to the plan required by SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Post-retirement Benefits," until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events occur.

     Pepco Holdings sponsors post-retirement health care plans that provide prescription drug benefits. Pepco Holdings did not elect the deferral provided by the FSP 106-1. The APBO as of December 31, 2003 was reduced by $28 million to reflect the effects of the Act. For the current quarter and all of 2003, Pepco Holdings' net periodic postretirement benefit expense has not been reduced to reflect the Act. It is estimated that the annual postretirement benefit cost will be reduced by approximately $4 million due to effects of the Act. This reduction includes both the decrease in the cost of future benefits being earned and an amortization of the APBO reduction over the future average working lifetime of the participants, or 13.5 years. The anticipated claims costs expected to be incurred have been adjusted to reflect the cost sharing between Medicare and Pepco Holdings. Participation rates have not been changed. In reflecting the effects of the Act, Pepco Holdings has determined which plans are eligible for Medicare cost sharing by analyzing the terms of each of its plans. It has recognized Medicare cost sharing for a plan only if Pepco Holdings' projected prescription drug coverage is expected to be at least as generous as the expected contribution by Medicare to a prescription drug plan not provided by Pepco Holdings.

     Specific authoritative guidance on the accounting for the federal subsidy under the Act is pending and that guidance, when issued, could require Pepco Holdings to change previously reported information. When issued, the guidance on accounting for the federal subsidy will include transition guidance, as applicable, for entities that elected to defer accounting for the effects of the Act and those that did not.

48 _____________________________________________________________________________

     The effect of the subsidy on the current period Other Post-Retirement net periodic benefit cost of $11.0 million would be approximately a $1 million reduction due to the subsidy. Approximately $.5 million would be related to the amortization of the actuarial gain, $.1 million would be a subsidy-related reduction in current period service cost and approximately $.4 million would be a subsidy-related reduction in interest cost on the APBO.

(3) SEGMENT INFORMATION
In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," DPL has one segment, its regulated utility business.

     DPL's operating expenses and revenues include amounts for transactions with other PHI subsidiaries. DPL purchased electric energy, electric capacity and natural gas from PHI subsidiaries in the amounts of $148.4 million for the three months ended March 31, 2004 and $158.0 million for the three months ended March 31, 2003. DPL also sold natural gas and electricity and leased certain assets to other Conectiv and PHI subsidiaries.

(4) COMMITMENTS AND CONTINGENCIES
Rate Proceedings

     In December 2003, the Delaware Public Service Commission (DPSC) approved a settlement agreement that provided for an annual increase of $7.75 million in DPL's gas base rate. In accordance with the terms of the settlement agreement, on February 13, 2004, DPL filed for an Environmental Surcharge of approximately $522,000 amortized over five years to recover out-of-pocket costs associated with gas environmental issues. The DPSC approved this surcharge on April 20, 2004. The surcharge will be adjusted year-to-year to reflect DPL's actual costs.

     DPL filed on February 13, 2004 for a change in electric ancillary service rates that has an aggregate effect of increasing annual revenues by $13.1 million or 2.4%. This filing was prompted by the increasing ancillary service costs charged to DPL by PJM Interconnection, LLC (PJM). On February 24, 2004, the DPSC accepted the filing and placed the increase into effect on March 15, 2004, subject to refund. Intervention by another party has been filed. Unless the proceeding is settled, evidentiary hearings will be held in late August with a decision expected before the end of 2004.

     On August 29, 2003, DPL submitted its annual Gas Cost Recovery (GCR) rate filing to the DPSC. In its filing, DPL sought to increase its GCR rate by approximately 15.8% in anticipation of increasing natural gas commodity costs. The GCR rate, which permits DPL to recover its procurement gas costs through customer rates, became effective November 1, 2003 and was subject to refund pending evidentiary hearings that were held on April 19, 2004. No party has proposed to modify DPL's proposed GCR rate, thus no refund is required. However, DPSC Staff has suggested prospective modifications to the program by which DPL hedges price risk for its gas purchases.

     In compliance with the merger settlement approved by the MPSC in connection with the merger of Pepco and Conectiv, on December 4, 2003, DPL submitted testimony and supporting schedules to establish electric distribution rates in Maryland effective July 1, 2004, when the current distribution rate freeze/caps end. DPL's filing demonstrates that it is in an under-earning situation. As provided in the terms of the merger settlement, DPL requested it

49 ______________________________________________________________________________

be allowed to put into effect July 1, 2004, a rate increase for non-residential customers to offset the nuclear decommissioning equivalent decrease that was effective July 1, 2003. With limited exceptions, the merger settlement does not permit DPL to increase distribution rates until after December 31, 2006. The MPSC Staff has filed testimony stating that no distribution rate reductions are justified and that DPL should be authorized to increase its non-residential customers' distribution rates by approximately $1.1 million. The Office of the People's Counsel (OPC) agrees that no distribution rate reduction is warranted for DPL if the DPL capital structure is used in determining whether existing rates should be reduced. However, OPC argues that the Pepco Holdings' consolidated capital structure and capital costs should be used to determine whether distribution rate reductions for DPL are warranted. Based on PHI's consolidated capital structure, OPC recommended that DPL's distribution rates be reduced. Hearings will be held on May 11 and 12, 2004. The MPSC decision is expected to be issued in early July 2004. DPL cannot predict the outcome of the proceeding.

POLR Proceedings
Virginia

     In March 2004, Virginia amended its Electric Utility Restructuring Act to extend the rate freeze provisions applicable to DPL's rates for both provider of last resort (POLR) supply and distribution. The rate freezes, previously scheduled to expire on July 1, 2007, were extended to December 31, 2010, except that one change in base rates can be proposed by DPL prior to July 1, 2007, and one additional change in base rates can be proposed by DPL between that date and December 31, 2010. Additionally, rates may be increased to reflect increased purchased power costs, increased taxes, or increased costs to comply with environmental or reliability requirements.

     The Virginia Electric Utility Restructuring Act obligates DPL to offer POLR service during the period that rates are frozen and thereafter, until relieved of that obligation by the Virginia State Corporation Commission (VSCC).

     On December 3, 2003, DPL and Conectiv Energy filed with the VSCC an amendment to extend their power supply agreement for one year, i.e., through December 31, 2004, and on a month-to-month basis thereafter, as it applies to power supply for DPL's Virginia POLR customers. The VSCC approved the amendment in an order issued on March 1, 2004. After December 31, 2004 either DPL or Conectiv Energy can terminate Conectiv Energy's obligation to provide supplies to meet DPL's Virginia POLR obligations by giving 30 days written notice to the other party.

50 _____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
51 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended March 31,
	2004	2003
	(Millions of Dollars)
Operating Revenue	$322.4	$301.2

Operating Expenses
Fuel and purchased energy	193.4	187.6
Other operation and maintenance	52.0	52.8
Depreciation and amortization	33.9	28.7
Other taxes	4.0	6.5
Deferred electric service costs	15.0	-
Total Operating Expenses	298.3	275.6
Operating Income	24.1	25.6
Other Income (Expenses)
Interest and dividend income	.5	3.0
Interest expense	(15.4)	(16.2)
Other income	2.4	2.2
Total Other Expenses	(12.5)	(11.0)

Distributions on Preferred Securities of Subsidiary Trust	-	1.4

Income Before Income Tax Expense	11.6	13.2

Income Tax Expense	4.8	5.1

Net Income	6.8	8.1

Dividends on Redeemable Serial Preferred Stock	.1	.1

Earnings Available for Common Stock	6.7	8.0

Retained Income at Beginning of Period	159.6	153.9

Dividends paid to Pepco Holdings	(5.7)	(8.2)

Retained Income at End of Period	$160.6	$153.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.
52 ________________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	March 31, 2004	December 31, 2003
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 89.7	$ 114.1
Restricted funds held by trustee	11.4	8.3
Accounts receivable, less allowance for uncollectible accounts of $5.3 million for each period	163.8	167.7
Fuel, materials and supplies - at average cost	36.5	34.3
Prepaid taxes and other	2.1	5.3
Total Current Assets	303.5	329.7
INVESTMENTS AND OTHER ASSETS
Regulatory assets	1,158.0	1,188.1
Other	24.7	26.2
Total Investments and Other Assets	1,182.7	1,214.3
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,705.5	1,831.6
Accumulated depreciation	(653.0)	(790.1)
Net Property, Plant and Equipment	1,052.5	1,041.5
TOTAL ASSETS	$2,538.7	$2,585.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.
53 _______________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	March 31, 2004	December 31, 2003
	(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$ 71.3	$ 59.5
Debentures issued to financing trust	-	25.8
Accounts payable and accrued liabilities	75.8	81.9
Accounts payable to associated companies	3.6	12.6
Interest and taxes accrued	47.9	38.5
Other	43.3	50.3
Total Current Liabilities	241.9	268.6
DEFERRED CREDITS
Regulatory liabilities	62.1	60.0
Income taxes	507.0	514.7
Investment tax credits	23.9	24.4
Pension benefit obligation	39.1	37.1
Other postretirement benefit obligation	45.9	43.6
Other	41.5	41.6
Total Deferred Credits	719.5	721.4

LONG-TERM LIABILITIES
Long-Term Debt	485.4	497.5
Transition Bonds issued by ACE Funding	544.2	551.3
Total Long-Term Liabilities	1,029.6	1,048.8

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SERIAL PREFERRED STOCK	6.2	6.2
SHAREHOLDER'S EQUITY
Common stock, $3.00 par value, authorized 25,000,000 shares, issued 12,886,853 shares	38.7	38.7
Premium on stock and other capital contributions	343.0	343.0
Capital stock expense	(.8)	(.8)
Retained income	160.6	159.6
Total Shareholder's Equity	541.5	540.5

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,538.7	$2,585.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.
54 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 6.8	$ 8.1
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	33.9	28.7
Investment tax credit adjustments	(.5)	(.5)
Deferred income taxes	(9.9)	(1.2)
Changes in:
Accounts receivable	.8	(15.1)
Regulatory assets and liabilities	11.6	(1.5)
Fuel, materials and supplies	(2.2)	3.1
Accounts payable	(19.9)	(9.9)
Interest and taxes accrued	9.4	36.9
Derivative and energy trading contracts	(.1)	16.7
Other deferred charges	8.4	(1.3)
Net Cash From Operating Activities	38.3	64.0
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(25.2)	(16.5)
Other investing activities	.7	-
Net Cash Used By Investing Activities	(24.5)	(16.5)
FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(5.7)	(8.2)
Preferred dividends paid	(.1)	(.1)
Redemption of debentures issued to financing trust	(25.0)	-
Redemption of trust preferred stock	-	(70.0)
Reacquisition of long-term debt	(7.4)	(98.0)
Costs of issuances and refinancings	-	(1.3)
Net Cash Used By Financing Activities	(38.2)	(177.6)

Net Change In Cash and Cash Equivalents	(24.4)	(130.1)
Cash and Cash Equivalents at Beginning of Period	114.1	247.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89.7	$117.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.
55 _____________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ATLANTIC CITY ELECTRIC COMPANY
(1) ORGANIZATION

     Atlantic City Electric Company (ACE) is engaged in the generation, transmission and distribution of electricity in southern New Jersey. ACE's service territory covers approximately 2,700 square miles and has a population of approximately 995,000. ACE is a wholly owned subsidiary of Conectiv. On August 1, 2002 Pepco completed its acquisition of Conectiv, at which time Pepco and Conectiv became wholly owned subsidiaries of Pepco Holdings, Inc. (Pepco Holdings or PHI). PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA)and is subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA.

(2) ACCOUNTING POLICY AND PRONOUNCEMENTS DISCLOSURES
Financial Statement Presentation

     ACE's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in ACE's Annual Report on Form 10-K/A for the year ended December 31, 2003. In the opinion of ACE's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly ACE's financial condition as of March 31, 2004, in accordance with GAAP. Interim results for the three months ended March 31, 2004 may not be indicative of results that will be realized for the full year ending December 31, 2004. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

FIN 45

     ACE applied the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), commencing in 2003 to its agreements that contain guarantee and indemnification clauses. These provisions expand those required by FASB Statement No. 5, "Accounting for Contingencies," by requiring a guarantor to recognize a liability on its balance sheet for the fair value of obligations it assumes under certain guarantees issued or modified after December 31, 2002 and to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance under the guarantee is remote.

     As of March 31, 2004, ACE did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its consolidated balance sheets.

56 ______________________________________________________________________________
Fin 46

     On December 31, 2003, FIN 46 was implemented by ACE. FIN 46 was revised and superseded by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R) which clarified some of the provisions of FIN 46 and exempted certain entities from its requirements. FIN 46R is applicable to ACE's financial statements for the quarter ended March 31, 2004. The implementation of FIN 46R (including the evaluation of interests in purchase power arrangements) did not impact ACE's financial condition or results of operations for the three months ended March 31, 2004.

     As part of the FIN 46R evaluation, ACE reviewed its power purchase agreements (PPAs), including its Non-Utility Generation (NUG) contracts, to determine (i) if its interest in each entity that is a counterparty to a PPA agreement was a variable interest, (ii) whether the entity was a variable interest entity and (iii) if so, whether ACE was the primary beneficiary. Due to a variable element in the pricing structure of PPAs with three entities, ACE potentially assumes the variability in the operations of the plants of these entities and therefore has a variable interest in the entities. However, due to ACE's inability to obtain information from certain of these entities considered to be confidential and proprietary by the entities or the certain entities' own determination that they qualified for exemption as a business, ACE was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether these three entities were was a variable interest entities or if ACE was the primary beneficiary. As a result, ACE has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information.

     Power purchases related to the PPAs with these three entities in the quarters ended March 31, 2004 and 2003 were approximately $57 million each quarter. Power purchases related to the PPAs in the years ended December 31, 2003, 2002 and 2001 were approximately $222 million, $221 million and $227 million, respectively. ACE does not have exposure to loss under these contracts since cost recovery will be achieved from its customers through regulated rates.

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended March 31,
	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 9.6	$ 8.1	$ 2.4	$ 2.3
Interest cost	23.8	23.0	8.3	7.9
Expected return on plan assets	(29.8)	(26.1)	(2.8)	(2.0)
Amortization of prior service cost	.3	.3	-	-
Amortization of net loss	4.5	3.4	3.1	1.9
Net periodic benefit cost	$ 8.4	$ 8.7	$11.0	$10.1

     The actual components of net periodic benefit cost for the 2003 interim period are not available. The component amounts presented above for the 2003 interim period were calculated in proportion to the annual amounts presented

57 _____________________________________________________________________________
in Pepco Holdings' financial statements for the year ended December 31, 2003. These component amounts are presented for comparison purposes only.
Pension
The 2004 pension net periodic benefit cost of $8.4 million includes $2.1 million for ACE. The 2003 pension net periodic benefit cost of $8.7 million includes $3.2 million for ACE.
Pension Contributions

     Pepco Holdings funding policy with regard to the pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). PHI's defined benefit plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. In 2003 and 2002 PHI made discretionary tax-deductible cash contributions to the plan of $50 million and $35 million, respectively. Assuming no changes to the current pension plan assumptions, PHI projects no funding will be required in 2004; however PHI may elect to make a discretionary tax-deductible contribution, if required to maintain its assets in excess of its ABO. As of March 31, 2004, no contributions have been made.

Other Post-Retirement Benefits

     The 2004 Other Post-Retirement net periodic benefit cost of $11.0 million includes $2.5 million for ACE. The 2003 Other Post-Retirement net periodic benefit cost of $10.1 million includes $2.6 million for ACE.

FASB Staff Position (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)

     The Act became effective on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     SFAS No. 106 "Employers Accounting for Post-retirement Benefits Other than Pensions" requires presently enacted changes in relevant laws to be considered in current period measurements of post-retirement benefit costs and the Accumulated Post-Retirement Benefit Obligation (APBO). Therefore, under that guidance, measures of the APBO and net periodic post-retirement benefit costs on or after the date of enactment should reflect the effects of the Act.

     However, due to certain accounting issues raised by the Act that are not explicitly addressed by SFAS No. 106 and uncertainties that may exist as to reliable information available on which to measure the effects of the Act, the FSP 106-1 allows a plan sponsor to elect to defer recognizing the effects of the Act in the accounting for its plan under SFAS No. 106 and in providing disclosures related to the plan required by SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Post-retirement Benefits," until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events occur.

     Pepco Holdings sponsors post-retirement health care plans that provide prescription drug benefits. Pepco Holdings did not elect the deferral provided by the FSP 106-1. The APBO as of December 31, 2003 was reduced by

58 _____________________________________________________________________________

$28 million to reflect the effects of the Act. For the current quarter and all of 2003, Pepco Holdings' net periodic postretirement benefit expense has not been reduced to reflect the Act. It is estimated that the annual postretirement benefit cost will be reduced by approximately $4 million due to effects of the Act. This reduction includes both the decrease in the cost of future benefits being earned and an amortization of the APBO reduction over the future average working lifetime of the participants, or 13.5 years. The anticipated claims costs expected to be incurred have been adjusted to reflect the cost sharing between Medicare and Pepco Holdings. Participation rates have not been changed. In reflecting the effects of the Act, Pepco Holdings has determined which plans are eligible for Medicare cost sharing by analyzing the terms of each of its plans. It has recognized Medicare cost sharing for a plan only if Pepco Holdings' projected prescription drug coverage is expected to be at least as generous as the expected contribution by Medicare to a prescription drug plan not provided by Pepco Holdings.

     Specific authoritative guidance on the accounting for the federal subsidy under the Act is pending and that guidance, when issued, could require Pepco Holdings to change previously reported information. When issued, the guidance on accounting for the federal subsidy will include transition guidance, as applicable, for entities that elected to defer accounting for the effects of the Act and those that did not.

     The effect of the subsidy on the current period Other Post-Retirement net periodic benefit cost of $11.0 million would be approximately a $1 million reduction due to the subsidy. Approximately $.5 million would be related to the amortization of the actuarial gain, $.1 million would be a subsidy-related reduction in current period service cost and approximately $.4 million would be a subsidy-related reduction in interest cost on the APBO.

(3) SEGMENT INFORMATION
In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ACE has one segment, its regulated utility business.
(4) COMMITMENTS AND CONTINGENCIES
Rate Proceedings

     On February 3, 2003, ACE filed a petition with the NJBPU to increase its electric distribution rates and its Regulatory Asset Recovery Charge (RARC) in New Jersey. In its most recent submission, made on February 20, 2004, ACE proposed an overall rate increase of approximately $35.1 million, consisting of a $30.6 million increase in distribution rates and a $4.5 million increase in RARC. Hearings were held before an Administrative Law Judge in late March and early April 2004. At the hearing held on April 6, 2004, the Ratepayer Advocate proposed an annual rate decrease of $4.5 million, modifying its earlier proposal that rates be decreased by $11.7 million annually. The Staff of the NJBPU is expected to submit its recommendations in briefs to be filed in June. ACE cannot predict the outcome of this proceeding.

59 _____________________________________________________________________________
Preliminary Settlement Agreement with NJDEP

     On April 26, 2004, PHI, Conectiv and ACE entered into a preliminary settlement agreement with the New Jersey Department of Environmental Protection (NJDEP) and the Attorney General of New Jersey that addresses various environmental issues at ACE and Conectiv Energy facilities in New Jersey. Among other things, the preliminary settlement agreement provides that:

•

contingent upon the receipt of necessary approvals from the New Jersey Board of Public Utilities (NJBPU), PJM Interconnection, LLC (PJM), North American Electric Reliability Council (NERC)/Federal Energy Regulatory Commission (FERC) and other regulatory authorities and the receipt of permits to construct certain transmission facilities in southern New Jersey described more fully below, ACE will permanently cease operation of the B.L. England generating facility by December 15, 2007. In the event that ACE is unable to shut down the B.L. England facility by December 15, 2007 through no fault of its own (e.g., because of failure to obtain the required regulatory approvals), B.L. England Unit 1 would be required to comply with stringent sulfur dioxide (SO2), nitrogen oxide (NOx) and particulate matter emissions limits set forth in the preliminary settlement agreement by October 1, 2008, and B.L. England Unit 2 would be required to comply with the emissions limits by May 1, 2009. If ACE does not either shut down the B.L. England facility by December 15, 2007 or satisfy the emissions limits applicable in the event shut down is not so completed, ACE will be required to pay significant monetary penalties.

•

ACE will be permitted to combust coal with a sulfur content of greater than 1% at the B.L. England facility in compliance with the terms of B.L. England's current permit until December 15, 2007 and NJDEP will not impose new, more stringent short-term SO2 emissions limits on the B.L. England facility.

•

to resolve any possible civil liability (and without admitting liability) for violations of the permit provisions of the New Jersey Air Pollution Control Act (APCA) and the Prevention of Significant Deterioration (PSD) provisions of the federal Clean Air Act (CAA) relating to modifications that may have been undertaken at the B.L. England facility, ACE will pay a $750,000 civil penalty to NJDEP by June 1, 2004.

•

to compensate New Jersey for other alleged violations of the APCA and/or the CAA, ACE will undertake environmental projects beneficial to the state of New Jersey and approved by the NJDEP in a consent order or other final settlement document valued at $2 million.

•

ACE will submit all federally required studies and complete construction of facilities necessary to satisfy the Environmental Protection Agency's (EPA) new cooling water intake structure regulations in accordance with a schedule that NJDEP will establish in the renewal New Jersey Pollutant Discharge Elimination System (NJPDES) permit for the B.L. England facility. The schedule will take into account ACE's agreement, provided that all regulatory approvals are obtained, to shut down the B.L. England facility by December 15, 2007.

60 _____________________________________________________________________________

•

to resolve any possible civil liability (and without admitting liability) for natural resource damages resulting from groundwater contamination at the B.L. England facility, Conectiv Energy's Deepwater generating facility and ACE's operations center near Pleasantville, New Jersey, ACE and Conectiv will pay NJDEP $647,162 in cash or property and will remediate the groundwater contamination at all three sites. If subsequent data indicate that groundwater contamination is more extensive than indicated in NJDEP's preliminary analysis, NJDEP may seek additional compensation for natural resource damages.

The preliminary settlement agreement also provides that the parties will work toward a consent order or other final settlement document that reflects the terms of the preliminary settlement agreement.

     Pursuant to a NJBPU order issued on September 25, 2003, ACE on April 30, 2004, filed a report with the NJBPU recommending that the B.L. England facility be shut down in accordance with the terms of the preliminary settlement agreement. The report stated that the operation of the B.L. England facility is necessary at the present time to satisfy reliability standards, but that those reliability standards could also be satisfied in other ways. The report concludes that, based on B.L. England's current and projected operating costs resulting from compliance with more restrictive environmental requirements, the most cost-effective way in which to meet reliability standards is to shut down the B.L. England facility and construct additional transmission lines into southern New Jersey. ACE cannot predict whether the NJBPU will approve the construction of the additional transmission lines.

61 _____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
62 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC STATEMENTS OF EARNINGS AND MEMBER'S EQUITY (Unaudited)
	Three Months Ended March 31,
	2004	2003
	(Millions of Dollars)
Operating Revenue
Utility	$16.4	$11.5
Operating Expenses
Amortization of bondable transition property	9.8	6.3
Interest expense	6.6	5.1
Servicing and administrative expenses	-	.1
Total Operating Expenses	16.4	11.5
Operating Income	-	-

Other Income
Interest and dividend income	-	-
Total Other Income	-	-

Income Before Income Tax Expense	-	-

Income Tax Expense	-	-

Net Income	$ -	$ -

Member's equity, beginning of period	$ 3.0	$ 2.2

Net Income	-	-

Member's equity, end of period	$ 3.0	$ 2.2

The accompanying Notes are an integral part of these Financial Statements.

63 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC BALANCE SHEETS (Unaudited)
	March 31, 2004	December 31, 2003
	(Millions of Dollars)
CURRENT ASSETS
Restricted funds held by trustee	$ 12.8	$ 9.9
Transition bond charge receivable for Servicer	12.1	18.1
Total Current Assets	24.9	28.0
OTHER ASSETS
Bondable transition property (net)	555.6	556.8
TOTAL ASSETS	$580.5	$584.8

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Interest accrued	$ 5.5	$ 4.0
Payable to PHI Service Company	.1	.6
Short term debt	27.7	25.9
Total Current Liabilities	33.3	30.5
CAPITALIZATION
Member's equity	3.0	3.0
Long-term debt	544.2	551.3
Total capitalization	547.2	554.3
TOTAL LIABILITIES AND MEMBER'S EQUITY	$580.5	$584.8

The accompanying Notes are an integral part of these Financial Statements.
64 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ -	$ -
Adjustments to reconcile net income to net cash from operating activities:
Amortization of bondable transition property	9.8	6.3
Transition bond charge receivable from Servicer	(2.6)	(5.8)
Accrued interest and other	1.7	5.1
Net Cash From Operating Activities	8.9	5.6

INVESTING ACTIVITIES
Deposit of restricted funds held by trustee	(2.9)	(4.3)
Net Cash Used by Investing Activities	(2.9)	(4.3)

FINANCING ACTIVITIES
Long-term debt redeemed	(5.4)	-
Debt issuance costs	(.6)	(1.2)
Other financing activities	-	(0.1)
Net Cash Used By Financing Activities	(6.0)	(1.3)

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ -

The accompanying Notes are an integral part of these Financial Statements.
65 _____________________________________________________________________________

NOTES TO FINANCIAL STATEMENTS
ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC
(1) ORGANIZATION

     Atlantic City Electric Transition Funding LLC (ACE Funding), a limited liability company established by Atlantic City Electric Company (ACE) under the laws of the State of Delaware, was formed on March 28, 2001 pursuant to a limited liability company agreement with ACE dated April 11, 2001 as amended, as sole member of ACE Funding. ACE is a wholly owned subsidiary of Conectiv, which is a wholly owned subsidiary of Pepco Holdings, Inc., a registered holding company under the Public Utility Holding Company Act of 1935. ACE is a public utility, which supplies and delivers electricity to its customers under the trade name Conectiv Power Delivery.

     ACE Funding was organized for the sole purpose of purchasing and owning Bondable Transition Property (BTP), issuing transition bonds (Transition Bonds) to fund the purchasing of BTP, pledging its interest in BTP and other collateral to the Trustee to collateralize the Transition Bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes. BTP represents the irrevocable right of ACE or its successor or assignee to collect a non-bypassable transition bond charge (TBC) from customers pursuant to bondable stranded costs rate orders (NJBPU Financing Orders), issued by the New Jersey Board of Public Utilities (NJBPU) in accordance with the Electric Discount and Energy Competition Act enacted by the state of New Jersey in February 1999.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation

     ACE Funding's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in ACE Funding's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of ACE Funding's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly ACE Funding's financial condition as of March 31, 2004, in accordance with GAAP. Interim results for the three months ended March 31, 2004 may not be indicative of results that will be realized for the full year ending December 31, 2004.

66 _____________________________________________________________________________

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is contained herein, as follows:

67 _____________________________________________________________________________
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PEPCO HOLDINGS
OVERVIEW
Pepco Holdings is a diversified energy company that, through its operating subsidiaries, is engaged in three principal areas of business operations:
•	regulated power delivery,
•	non-regulated competitive energy generation, marketing and supply, and
•	other non-regulated activities consisting primarily of investments in energy-related assets.
The following is a description of each of PHI's areas of operation.
Power Delivery

     The largest component of PHI's business is power delivery, which consists of the transmission and distribution of electricity and the distribution of natural gas. PHI's power delivery business is conducted by its subsidiaries Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE), each of which is a regulated public utility in the jurisdictions in which it serves customers. DPL and ACE conduct their power delivery operations under the trade name Conectiv Power Delivery.

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

Other Non-Regulated

     This component of PHI's business is conducted through its subsidiaries Potomac Capital Investment Corporation (PCI) and Pepco Communications, Inc. (Pepcom). PCI manages a portfolio of financial investments, which primarily includes energy leveraged leases. During the second quarter of 2003, PHI announced the discontinuation of further new investment activity by PCI. Pepcom currently owns through a subsidiary a 50% interest in Starpower Communications, LLC (Starpower), a joint venture with RCN Corporation (RCN), which provides cable and telecommunication services to households in the Washington, D.C. area. As discussed in the 2003 Pepco Holdings' Form 10-K/A, as part of PHI's strategy of focusing on energy-related investments, PHI in January 2004 announced that Pepcom intends to sell its interest in Starpower.

For additional information, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of PHI's 2003 Form 10-K/A.
68 _____________________________________________________________________________
EARNINGS OVERVIEW

     The earnings of Pepco Holdings for the quarter ended March 31, 2004, were $51.2 million compared to a loss of $24.9 million for the corresponding quarter in 2003. Earnings for the quarter ended March 31, 2004 included the favorable impact of $13.1 million related to a local tax benefit. Excluding the effect of this benefit, earnings for the first quarter of 2004 would have been $38.1 million. Earnings for the quarter ended March 31, 2003 included the unfavorable impacts of $26.7 million net trading losses incurred by Conectiv Energy and the $31.1 million net unfavorable impact of the cancellation of the combustion turbine purchase contract and a corresponding purchase accounting adjustment reversal. Excluding the effect of the 2003 trading losses and the contract termination, earnings for the first quarter of 2003 would have been $32.9 million. The variances in earnings between quarters are shown in the following table:

For the Quarter Ended March 31,	Power Delivery	Conectiv Energy		Pepco Energy Services	Other Non-Regulated	Corp. & Other		PHI Consolidated
	(In Millions)
2004 Net Income/(Loss)	$40.8	$ 5.0		$ 3.1	$20.1	$(17.8)		$51.2
2004 Supplemental Adjustment (a):
Local Tax Benefit (b)	(.8)	-		(1.5)	(8.8)	(2.0)		(13.1)
2004 Adjusted	40.0	5.0		1.6	11.3	(19.8)		38.1
2003 Net Income/(Loss)	49.0	(90.5)		(4.4)	8.4	12.6		(24.9)
2003 Supplemental Adjustments (a):
Trading Losses	-	26.7	(c)	-	-	-		26.7
CT Cancellation	-	65.7	(d)	-	-	(34.6)	(d)	31.1
2003 Adjusted	49.0	1.9		(4.4)	8.4	(22.0)		32.9
$ Variance for 2004 Adjusted vs. 2003 Adjusted	$(9.0)	$ 3.1		$ 6.0	$ 2.9	$ 2.2		$ 5.2

(a)

The adjustments represent non-GAAP financial information. The adjustments are net of tax. Management believes that the adjusted earnings amounts may be useful to investors because they show results before giving effect to the adjustment items.

(b)

In February 2004, a local jurisdiction issued final consolidated tax return regulations, which were retroactive to 2001. Under these regulations, Pepco Holdings (parent) and other affiliated companies doing business in this location, now have the necessary guidance to file a consolidated income tax return. This allows Pepco Holdings' subsidiaries with taxable losses to utilize those losses against tax liabilities of Pepco Holdings' companies with taxable income. Pepco Holdings and its impacted subsidiaries recorded the impact of the new regulations of $13.1 million in the first quarter of 2004 for the period 2001 through 2003.

(c)	This amount represents the unfavorable impact resulting from net trading losses prior to the cessation of proprietary trading.
(d)

This amount represents the unfavorable impact related to the cancellation of a CT contract. The Corp. & Other amount represents the reversal of a purchase accounting fair value adjustment made on the merger date.

CONSOLIDATED RESULTS OF OPERATIONS
Operating Revenue

     Total consolidated operating revenue for the three months ended March 31, 2004, was $1,764.1 million compared to $1,928.7 million for the comparable period in 2003. Intercompany revenue has been eliminated for purposes of this analysis. A detail of these amounts is as follows:

69 _____________________________________________________________________________
	2004	2003	Change
Power Delivery	$1,039.6	$ 974.3	$ 65.3
Conectiv Energy	391.8	611.2	(219.4)
Pepco Energy Services	310.2	314.3	(4.1)
Other Non-Regulated	22.5	28.9	(6.4)
Total	$1,764.1	$1,928.7

     The increase in Power Delivery's operating revenue during the first quarter of 2004 primarily resulted from increases in regulated electric and gas revenues of $64.9 million. Non-regulated revenues increased by $.4 million.

     For the three months ended March 31, 2004, electric delivery sales were 12,710,000 MwH, an increase of approximately 1% as compared to 12,600,000 MwH for the comparable period in 2003. For the three months ended March 31, 2004, gas sales were 10,034,000 dth, a decrease of 6% as compared to 10,670,000 dth for the comparable period in 2003.

     The $64.9 million increase in regulated electric and gas revenues was due to the following: (i) a $38.1 million increase in delivery revenue (revenue Power Delivery receives for delivering energy to its customers)caused by a $28.2 million increase in rates for electricity distribution and gas, $11.8 million increase from growth in customer demand, a $9.4 million increase from the pass through of increased energy taxes, offset by an $11.3 million decrease in weather related sales, of which $7.5 million of the weather related decrease comes from electricity sales and $3.8 million comes from gas sales; (ii) an $11.3 million increase in Standard Offer Service revenue (revenue Power Delivery receives for the procurement of energy by Power Delivery for its customers)resulting from more customers being on Standard Offer Service in 2004 than in 2003, and (iii) a $15.5 million increase in sales into the PJM market.

     The decrease in Conectiv Energy's operating revenue during the first quarter of 2004 resulted from a reduction in energy sales totaling $53 million primarily caused by the expiration of two high-quantity, low-margin contracts that ended in 2003 partially offset by new sales, and a $37 million decrease from the implementation of EITF 03-11 on January 1, 2004. EITF 03-11 requires that revenues and expenses on physically settled derivative contracts not "held for trading purposes" that did not result in physical settlement be reported on a net basis. EITF 03-11 does not require that prior periods be reclassified from gross to net presentation. Additionally, a change in power scheduling procedures by Conectiv Energy to schedule power directly to DPL led to a reduction of $130 million in revenues and expenses from PJM.

The decrease in Pepco Energy Services' operating revenue during the first quarter of 2004 was primarily due to a decrease in wholesale commodity transactions.

     The decrease in Other Non-Regulated operating revenue during the first quarter of 2004 was primarily due to revenue of $6.7 million which was recorded in 2003, but not in 2004 from a PCI subsidiary that was transferred to Pepco Energy Services in August 2003.

70 _____________________________________________________________________________
Operating Expenses

     Total consolidated operating expenses for the three months ended March 31, 2004, were $1,613.6 million compared to $1,889.6 million for 2003. Intercompany expenses have been eliminated for purposes of this analysis. A detail of these amounts is as follows:

	2004	2003	Change
Power Delivery	$ 788.2	698.1	$ 90.1
Conectiv Energy	524.0	921.8	(397.8)
Pepco Energy Services	308.1	320.0	(11.9)
Other Non-Regulated	(3.4)	13.1	(16.5)
Corporate and Other	(3.3)	(63.4)	60.1
Total	$1,613.6	$1,889.6

     The $90.1 million increase in Power Delivery's operating expenses during the 2004 quarter primarily resulted from a $64.2 million increase in fuel and purchased energy, and a $25.9 million increase in other operating expenses. These changes are discussed below in greater detail.

     Fuel and energy costs increased by $64.2 million to $450.2 million for the three months ended March 31, 2004, from $386.0 million for the corresponding period in 2003. The increase was primarily due to (i) a $27.0 million increase in energy procurement costs to provide Standard Offer Service due to the TPA Settlement with Mirant, (ii) a $10.6 million increase in net energy procurement due to higher Standard Offer Service sales, (iii) a $21.0 million increase in gas costs from increased off-system sales and higher fuel costs than experienced in 2003, (iv) $2.6 million for increased sales into the PJM market, and (v) $3.0 million for various other cost increases.

     Other operation and maintenance expenses increased by $1.7 million to $164.2 million for the three months ended March 31, 2004 from $162.5 million for the corresponding period in 2003. The increase was primarily due to $1.7 million in various miscellaneous expenses.

     Depreciation and amortization expenses increased by $7.3 million to $96.0 million for the three months ended March 31, 2004 from $88.7 million for the corresponding period in 2003. The increase is primarily due to increases in utility plant and regulatory assets.

     Other taxes increased by $8.5 million to $69.4 million for the three months ended March 31, 2004 from $60.9 million for the corresponding period in 2003. The increase was primarily due to $9.3 million in higher fuel taxes which are passed through rates to customers.

Gain on sale of assets during the three months ended March 31, 2004 reflects the sale of land in the first quarter of 2004 for a gain of $6.6 million which reduced operating expenses.

     Deferred electric service costs represent a $15.0 million increase in the net costs of providing Basic Generation Service. As of March 31, 2004, the balance for deferred electric service costs was $170.6 million. Rates were reset as of August 1, 2003 so that there will be no under-recovery of costs embedded in the rates on or after that date.

71 _____________________________________________________________________________

     The decrease in Conectiv Energy's operating expenses during the first quarter of 2004 resulted from a reduction in operating expenses of approximately $120 million primarily due to the expiration of two high quantity, low margin contracts during 2003, a $37 million decrease from the implementation of EITF 03-11, and a loss of $110.7 million recognized in 2003 from the cancellation of a CT order. Additionally, in 2003, Conectiv Energy scheduled DPL POLR requirements directly with PJM and its 2003 revenues included these POLR sales. In 2004, POLR requirements were partially scheduled by Conectiv Energy and partially by DPL to better utilize PHI's working capital. The result of this change was a $130 million reduction in Conectiv Energy revenue, and a corresponding reduction in operating expense.

The decrease in Pepco Energy Services' operating expense during the first quarter of 2004 was primarily due to a decrease in wholesale commodity transactions.

     The decrease in Other Non-Regulated operating expenses during the first quarter of 2004 results from the fact that PCI recorded a pre-tax gain of $5.5 million on the sale of two aircraft, which is reflected in the gain on sale of assets on the consolidated statement of earnings. Also, PCI's operating expenses decreased due to the disposition of assets held in PCI's investment portfolio.

The decrease in "Corporate and Other" primarily results from the fact that the 2003 period includes a purchase accounting adjustment of $57.9 million related to the CT write-off by Conectiv Energy.
Other Income (Expenses)

     Total consolidated other (expenses), which primarily consist of dividend and interest income and interest expense, for the three months ended March 31, 2004, were $(87.2) million compared to $(79.4) million for 2003. A detail of these amounts is as follows:

	2004	2003	Change
Power Delivery	$(39.7)	$(36.1)	$ (3.6)
Conectiv Energy	(7.0)	(3.9)	(3.1)
Pepco Energy Services	-	.1	(.1)
Other Non-Regulated	(10.1)	(13.4)	3.3
Corporate and Other	(30.4)	(26.1)	(4.3)
Total	$(87.2)	$(79.4)

     The increase in Power Delivery's other expense during the 2004 quarter primarily resulted from lower interest income and an increase in interest expense mainly due to the distributions on mandatorily redeemable preferred securities being classified as interest expense during the 2004 quarter in accordance with SFAS No. 150.

     The increase in Conectiv Energy's other expenses for the 2004 first quarter primarily resulted from a decrease in income recognized from an equity investment and the reduction of capitalized interest in 2004.

     The decrease in Other Non-Regulated other expenses during the 2004 quarter resulted from decreased losses from Pepcom's investment in Starpower of approximately $1.3 million and decreased capital costs of approximately $3.7 million offset by reduced income from investments of $1.9 million related to the sell down of PCI's security portfolio.

72 _______________________________________________________________________________

     The increase in "Corporate and Other" primarily resulted from an increase in interest expense at the PHI parent level primarily due to an increase in debt outstanding during the 2004 quarter partially offset by lower interest rates during the 2004 quarter.

Income Tax Expense (Benefit)

     Total consolidated income tax expense for the three months ended March 31, 2004, was $11.4 million compared to an income tax benefit of $(22.0) million for 2003. A detail of these amounts is as follows:

	2004	2003	Change
Power Delivery	$ 26.7	$ 32.7	$ (6.0)
Conectiv Energy	3.2	(63.4)	66.6
Pepco Energy Services	(.8)	(2.7)	1.9
Other Non-Regulated	(5.8)	.9	(6.7)
Corporate and Other	(11.9)	10.5	(22.4)
Total	$ 11.4	$(22.0)

     Pepco Holdings effective tax rate for the first quarter ended March 31, 2004 was 18.0% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit, including the benefit associated with the retroactive adjustment for the issuance of final consolidated tax return regulations by a local taxing authority), the flow-through of Deferred Investment Tax Credits and the tax benefits related to certain leveraged leases partially offset by the flow-through of certain book tax depreciation differences.

     The effective tax rate on the loss for the quarter ended March 31, 2003 was 46.9% (i.e., PHI reported an aggregate tax benefit in an amount equal to 46.9% of its consolidated loss before income taxes for such period) as compared to a statutory rate of 35%. The major reasons for this difference are the state tax benefits associated with PHI's first quarter loss, tax benefits associated with certain leveraged leases and the flow through of deferred investment and other tax credits (all of which have the effect of increasing the effective rate where there is a pre-tax loss) partially offset by the flow through of certain book tax depreciation differences.

CAPITAL RESOURCES AND LIQUIDITY
Capital Structure

     The components of Pepco Holdings' capital structure, expressed as a percentage of total capitalization (including short-term debt and current maturities of long-term debt) is shown below as of March 31, 2004 and December 31, 2003 (Dollars in Millions). For a discussion of long-term financing activity subsequent to March 31, 2004, please refer to the "Financing Activity Subsequent to March 31, 2004" section below.

73 _______________________________________________________________________________
	March 31, 2004		December 31, 2003
Common Shareholders' Equity	$3,027.4	34.1%	$3,003.3	34.7%
Preferred Stock (a)	108.2	1.2%	108.2	1.2%
Debentures Issued to Financing Trust (b)	72.2	.9%	98.0	1.1%
Long-Term Debt (c)	5,337.8	60.2%	5,101.3	58.8%
Short-Term Debt (d)	320.6	3.6%	360.0	4.2%
Total	$8,866.2	100.0%	$8,670.8	100.0%
(a)	Represents Mandatorily Redeemable Serial Preferred Stock, Serial Preferred Stock, and Redeemable Serial Preferred Stock.
(b)	Represents debentures issued pursuant to financing trusts, including the current portion.
(c)

Excludes capital lease obligations and transition bonds issued by ACE Funding. Includes first mortgage bonds, medium term notes, other long-term debt (other than debt issued by ACE Funding), current maturities of long-term debt (other than debt issued by ACE Funding), and Variable Rate Demand Bonds.

(d)	Excludes current maturities of long-term debt, capital lease obligations due within one year, and Variable Rate Demand Bonds.
Financing Activity During the Three Months Ended March 31, 2004
Set forth below is a summary of long-term financing activity during the quarter ended March 31, 2004.
In January 2004, ACE Funding redeemed at maturity $5.4 million of 2.89% Transition Bonds.
In March 2004, ACE redeemed its $1.975 million 6.375% Tax Exempt Bonds due 2006 at par and $25.773 million of 7.375% Junior Subordinated Debentures due 2028 at par.
In March 2004, Pepco issued $175 million of 4.65% Senior Notes due 2014 and $100 million of 5.75% Senior Notes due 2034. The notes are secured by a like amount of First Mortgage Bonds.
In March 2004, PCI redeemed at maturity $26 million of 6.59% Medium-Term Notes and $10 million of 6.36% Medium-Term Notes.
Financing Activity Subsequent to March 31, 2004
Set forth below is a summary of long-term financing activity subsequent to March 31, 2004.

     In April 2004, Pepco redeemed $100 million of 6.875% First Mortgage Bonds due 2023 at 102.66%, $75 million of 6.875% First Mortgage Bond due 2024 at 103.10%, and $35 million of 7% Medium Term Notes due 2024 at 102.747%.

In April 2004, ACE issued $120 million of 5.80% Senior Notes due 2034. The notes are secured by a like amount of First Mortgage Bonds.
In April 2004, ACE Funding redeemed at maturity $4.2 million of 2.89% Transition Bonds.
ACE has called for redemption on May 13, 2004 its $62.5 million of 7% First Mortgage Bonds due 2023 at 102.88% and its $75 million of 7% First Mortgage Bonds due 2028 at 102.91%.

     DPL has called for redemption on May 17, 2004 its $72.2 million of 8.125% Junior Subordinated Debentures due 2036 at par. DPL intends to initially fund the redemption using short-term debt. The $72.2 million redemption amount has

74 ______________________________________________________________________________
been classified as a current liability in the accompanying consolidated balance sheet at March 31, 2004.
Working Capital

     At March 31, 2004, Pepco Holdings' current assets on a consolidated basis totaled $1.8 billion, whereas current liabilities totaled $2.2 billion. At December 31, 2003, current assets on a consolidated basis totaled $1.6 billion, whereas current liabilities totaled $2.1 billion. At March 31, 2004, approximately $1 billion of the $2.2 billion total current liabilities balance represents short-term debt. An analysis of Pepco Holdings' $1.0 billion of short-term debt as of March 31, 2004 is as follows:

	As of March 31, 2004 ($ in Millions)
Type	PHI	Pepco	DPL	ACE	ACE Funding	Conectiv Energy	PES	PCI	Conectiv	Pepco Holdings Consolidated
Variable Rate Demand Bonds	$ -	$ -	$104.8	$22.6	$ -	$ -	$31.0	$ -	$ -	$158.4
Current Portion of Long-Term Debt	200.0	210.0	7.0	21.0	27.6	-	.1	50.0	50.0	565.7
Construction Loan	-	-	-	-	-	320.6	-	-	-	320.6
Total	$200.0	$210.0	$111.8	$43.6	$27.6	$320.6	$31.1	$50.0	$50.0	$1,044.7
Capital Requirements
Construction Expenditures

     Pepco Holdings' construction expenditures for the quarter ended March 31, 2004 totaled approximately $95 million of which $90 million was related to its power delivery businesses and the remainder related to Conectiv Energy.

Third Party Guarantees, Indemnifications and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of March 31, 2004, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

75 _____________________________________________________________________________
	Guarantor
	PHI	Conectiv	PCI	Total
Energy marketing obligations of Conectiv Energy (1)	$119.3	$12.2	$ -	$131.5
Energy procurement obligations of Pepco Energy Services (1)	17.3	-	-	17.3
Standby letters of credit of Pepco Holdings (2)	5.5	-	-	5.5
Guaranteed lease residual values (3)	-	5.5	-	5.5
Loan agreement (4)	13.1	-	-	13.1
Construction performance guarantees (5)	-	4.2	-	4.2
Other (6)	14.9	4.2	5.7	24.8
Total	$170.1	$26.1	$5.7	$201.9
1.

Pepco Holdings and Conectiv have contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including requirements under Basic Generation Service contracts for ACE.

2.

Pepco Holdings has issued standby letters of credit of $5.5 million on behalf of subsidiaries' operations related to Conectiv Energy's competitive energy activities and third party construction performance. These standby letters of credit were put into place in order to allow the subsidiaries the flexibility needed to conduct business with counterparties without having to post substantial cash collateral. While the exposure under these standby letters of credit is $5.5 million, Pepco Holdings does not expect to fund the full amount.

3.

Subsidiaries of Conectiv have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of March 31, 2004, obligations under the guarantees were approximately $5.5 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of requiring payment under the guarantee is remote.

4.

Pepco Holdings has issued a guarantee on the behalf of a subsidiary's 50% unconsolidated investment in a limited liability company for repayment borrowings under a loan agreement of approximately $13.1 million.

5.	Conectiv has performance obligations of $4.2 million relating to obligations to third party suppliers of equipment.
6.	Other guarantees comprise:
	•	Pepco Holdings has guaranteed payment of a bond issued by a subsidiary of $14.9 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
	•	Conectiv has guaranteed a subsidiary building lease of $4.2 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
76 _____________________________________________________________________________

•

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications LLC. In addition, PCI has agreed to indemnify RCN for 50% of any payments RCN makes under the Starpower franchise and construction performance bonds.  As of March 31, 2004, the guarantees cover the remaining $3.6 million in rental obligations and $2.1 million in franchise and construction performance bonds issued.

     In addition, in connection with the Conectiv Bethlehem revolving credit agreement, Conectiv provides a guarantee associated with Conectiv Energy's agreement to purchase energy and capacity from Conectiv Bethlehem and other guarantees related to obligations of Pepco Holdings subsidiaries under agreements related to constructing and operating the Conectiv Bethlehem mid-merit plant. Generally, Conectiv's guarantee obligations do not exceed the amount of the debt outstanding under the credit agreement and do not guarantee Conectiv Bethlehem's obligation to repay the debt. As of March 31, 2004, the outstanding balance under the Conectiv Bethlehem credit facility was $320.6 million.

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

Contractual Arrangements with Credit Rating Triggers or Margining Rights

     Under certain contractual arrangements entered into by PHI's subsidiaries in connection with competitive energy and other transactions, the affected company may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit ratings of the applicable company are downgraded one or more levels. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. As of March 31, 2004, a one-level downgrade in the credit rating of PHI and all of its affected subsidiaries would have required PHI and such subsidiaries to provide aggregate cash collateral or letters of credit of approximately up to $86 million. An additional amount of approximately $244 million of aggregate cash collateral or letters of credit would have been required in the event of subsequent downgrades to below investment grade.

77 _____________________________________________________________________________

     Many of the contractual arrangements entered into by PHI's subsidiaries in connection with competitive energy activities include margining rights pursuant to which the PHI subsidiary or a counterparty may request collateral if the market value of the contractual obligations reaches levels that are in excess of the credit thresholds established in the applicable arrangements. Pursuant to these margining rights, the affected PHI subsidiary may receive, or be required to post, collateral due to energy price movements. As of March 31, 2004, Pepco Holdings' subsidiaries engaged in competitive energy activities were in receipt of (a net holder of) cash collateral in the amount of $14.6 million in connection with their competitive energy activities.

Dividends
On April 22, 2004, Pepco Holdings' Board of Directors declared a dividend on common stock of 25 cents per share payable June 30, 2004, to shareholders of record on June 10, 2004.
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

Transition Power Agreements

     As part of the asset purchase and sale agreement for the Pepco generation assets (the Asset Purchase and Sale Agreement), Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the TPAs). Under these agreements, Mirant was obligated to supply Pepco with all of the capacity and energy needed to fulfill its standard offer service obligations in Maryland through June 2004 and its standard offer service obligations in the District of Columbia into January 2005.

78 _____________________________________________________________________________

     To avoid the potential rejection of the TPAs, Pepco and Mirant entered into an Amended Settlement Agreement and Release dated as of October 24, 2003 (the Settlement Agreement) pursuant to which Mirant has assumed both of the TPAs and the terms of the TPAs were modified. The Settlement Agreement also provides that Pepco has an allowed, pre-petition general unsecured claim against Mirant in the amount of $105 million (the Pepco TPA Claim).

     The amount, if any, that Pepco will be able to recover from the Mirant bankruptcy estate in respect of the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate.

Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison (FirstEnergy), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the FirstEnergy PPA). Under an agreement with Panda-Brandywine L.P. (Panda), entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the Panda PPA). In each case, the purchase price is substantially in excess of current market prices. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated, among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs (the PPA-Related Obligations).

Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due to Pepco in respect of the PPA-Related Obligations (the Mirant Pre-Petition Obligations). The Mirant Pre-Petition Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco has filed Proofs of Claim in the Mirant bankruptcy proceeding in the amount of approximately $26 million to recover this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. The $3 million difference between Mirant's unpaid obligation to Pepco and the $26 million Proofs of Claim filed by Pepco primarily represents a TPA settlement adjustment which is included in the $105 million Proofs of Claim filed by Pepco against the Mirant debtors in respect of the Pepco TPA Claim. In view of this uncertainty, Pepco, in the third quarter of 2003, expensed $14.5 million to establish a reserve against the $29 million receivable from Mirant. In January 2004, Pepco paid approximately $2.5 million to Panda in settlement of certain billing disputes under the Panda PPA that related to periods after the sale of Pepco's generation assets to Mirant. Pepco believes that under the terms of the Asset Purchase and Sale Agreement, Mirant is obligated to reimburse Pepco for the settlement payment. Accordingly, in the first quarter of 2004 Pepco increased the amount of the receivable due from Mirant by approximately $2.5 million, and Pepco intends to file Proofs of Claim for this amount against Mirant. Pepco currently estimates that the $14.5 million expensed in the third quarter of 2003 represents the portion of the entire $31.5 million receivable unlikely to be recovered in bankruptcy, and no additional reserve has been established for the $2.5 million increase in the receivable. The amount expensed represents

79 _____________________________________________________________________________
Pepco's estimate of the possible outcome in bankruptcy, although the amount ultimately recoverable could be higher or lower.
Mirant's Attempt to Reject the PPA-Related Obligations
On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations.

     Upon motions filed by Pepco and the Federal Energy Regulatory Commission (FERC), on October 9, 2003, the U.S. District Court for the Northern District of Texas (the District Court) withdrew jurisdiction over the rejection proceedings from the Bankruptcy Court. On December 23, 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations. The District Court's decision is being appealed by Mirant and The Official Committee of Unsecured Creditors of Mirant Corporation in the U.S. Court of Appeals for the Fifth Circuit. Oral argument on the appeal was heard on May 5, 2004.

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

     In accordance with the Bankruptcy Court's order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of the ongoing proceedings. However, if Mirant ultimately is successful in rejecting, and is otherwise permitted to stop performing the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event September 18, 2003, is determined to be the effective date of rejection, is approximately $69.2 million as of May 1, 2004. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the period July 14, 2003 (the date on which Mirant filed its bankruptcy petition) to September 18, 2003, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.5 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected. If Pepco were required to repay any such amounts for either period, the payment would be expensed at the time the payment is made.

     The following are estimates prepared by Pepco of its potential future exposure if Mirant's motion to reject its PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no

80 _____________________________________________________________________________

regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of May 1, 2004, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of May 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 6.1 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 4.5 cents per kilowatt hour, Pepco estimates that it would cost approximately $41.0 million for the remainder of 2004, and $57 million in 2005, the last year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of May 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 15.6 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 6.9 cents per kilowatt hour, Pepco estimates that it would cost approximately $26 million for the remainder of 2004, $38 million in 2005, and $36 million in 2006 and approximately $35 million to $43 million annually thereafter through the 2021 contract termination date.

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

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the Maryland Public Service Commission (MPSC) and the District of Columbia Public Service Commission (DCPSC) to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered through Pepco's distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

81 _____________________________________________________________________________
The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. (SMECO) under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating station (the SMECO Agreement). The SMECO Agreement expires in 2015 and contemplates a monthly payment to SMECO of approximately $.5 million. Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder. At this time, Mirant continues to make post-petition payments due to SMECO.

     However, on March 15, 2004, Mirant filed a complaint with the Bankruptcy Court seeking a declaratory judgment that the facility and capacity credit agreement is an unexpired lease of non-residential real property rather than an executory contract and that if Mirant were to successfully reject the agreement, any claim against the bankruptcy estate for damages made by SMECO (or by Pepco as subrogee) would be subject to the provisions of the Bankruptcy Code that limit the recovery of rejection damages by lessors. Pepco believes that there is no reasonable factual or legal basis to support Mirant's contention that the SMECO Agreement is a lease of real property and has filed a motion to dismiss the complaint. However, the outcome of this proceeding cannot be predicted.

Preliminary Settlement Agreement with NJDEP

     On April 26, 2004, PHI, Conectiv and ACE entered into a preliminary settlement agreement with the New Jersey Department of Environmental Protection (NJDEP) and the Attorney General of New Jersey that addresses various environmental issues at ACE and Conectiv Energy facilities in New Jersey. Among other things, the preliminary settlement agreement provides that:

•

contingent upon the receipt of necessary approvals from the New Jersey Board of Public Utilities (NJBPU), PJM Interconnection, LLC (PJM), North American Electric Reliability Council (NERC)/FERC and other regulatory authorities and the receipt of permits to construct certain transmission facilities in southern New Jersey described more fully below, ACE will permanently cease operation of the B.L. England generating facility by December 15, 2007. In the event that ACE is unable to shut down the B.L. England facility by December 15, 2007 through no fault of its own (e.g., because of failure to obtain the required regulatory approvals), B.L. England Unit 1 would be required to comply with stringent sulfur dioxide (SO2), nitrogen oxide (NOx) and particulate matter emissions limits set forth in the preliminary settlement agreement by October 1, 2008, and B.L. England Unit 2 would be required to comply with the emissions limits by May 1, 2009. If ACE does not either shut down the B.L. England facility by December 15, 2007 or satisfy the emissions limits applicable in the event shut down is not so completed, ACE will be required to pay significant monetary penalties.

•

ACE will be permitted to combust coal with a sulfur content of greater than 1% at the B.L. England facility in compliance with the terms of B.L. England's current permit until December 15, 2007 and NJDEP will not impose new, more stringent short-term SO2 emissions limits on the B.L. England facility.

•	to resolve any possible civil liability (and without admitting liability) for violations of the permit provisions of the New Jersey
82 _____________________________________________________________________________

Air Pollution Control Act (APCA) and the Prevention of Significant Deterioration (PSD) provisions of the federal Clean Air Act (CAA) relating to modifications that may have been undertaken at the B.L. England facility, ACE will pay a $750,000 civil penalty to NJDEP by June 1, 2004.

•

to compensate New Jersey for other alleged violations of the APCA and/or the CAA, ACE will undertake environmental projects beneficial to the state of New Jersey and approved by the NJDEP in a consent order or other final settlement document valued at $2 million.

•

ACE will submit all federally required studies and complete construction of facilities necessary to satisfy the Environmental Protection Agency's (EPA) new cooling water intake structure regulations in accordance with a schedule that NJDEP will establish in the renewal New Jersey Pollutant Discharge Elimination System (NJPDES) permit for the B.L. England facility. The schedule will take into account ACE's agreement, provided that all regulatory approvals are obtained, to shut down the B.L. England facility by December 15, 2007.

•

to resolve any possible civil liability (and without admitting liability) for natural resource damages resulting from groundwater contamination at the B.L. England facility, Conectiv Energy's Deepwater generating facility and ACE's operations center near Pleasantville, New Jersey, ACE and Conectiv will pay NJDEP $647,162 in cash or property and will remediate the groundwater contamination at all three sites. If subsequent data indicate that groundwater contamination is more extensive than indicated in NJDEP's preliminary analysis, NJDEP may seek additional compensation for natural resource damages.

The preliminary settlement agreement also provides that the parties will work toward a consent order or other final settlement document that reflects the terms of the preliminary settlement agreement.

     Pursuant to a NJBPU order issued on September 25, 2003, ACE on April 30, 2004, filed a report with the NJBPU recommending that the B.L. England facility be shut down in accordance with the terms of the preliminary settlement agreement. The report stated that the operation of the B.L. England facility is necessary at the present time to satisfy reliability standards, but that those reliability standards could also be satisfied in other ways. The report concludes that, based on B.L. England's current and projected operating costs resulting from compliance with more restrictive environmental requirements, the most cost-effective way in which to meet reliability standards is to shut down the B.L. England facility and construct additional transmission lines into southern New Jersey. ACE cannot predict whether the NJBPU will approve the construction of the additional transmission lines.

Rate Proceedings

     On February 3, 2003, ACE filed a petition with the NJBPU to increase its electric distribution rates and its Regulatory Asset Recovery Charge (RARC) in New Jersey. In its most recent submission, made on February 20, 2004, ACE proposed an overall rate increase of approximately $35.1 million, consisting of a $30.6 million increase in distribution rates and a $4.5 million increase in RARC. Hearings were held before an Administrative Law Judge in late March and early April 2004. At the hearing held on April 6, 2004, the Ratepayer Advocate proposed an annual rate decrease of $4.5 million, modifying its earlier proposal that rates be decreased by $11.7 million annually. The Staff of the

83 ______________________________________________________________________________
NJBPU is expected to submit its recommendations in briefs to be filed in June. ACE cannot predict the outcome of this proceeding.

     In December 2003, the Delaware Public Service Commission (DPSC) approved a settlement agreement that provided for an annual increase of $7.75 million in DPL's gas base rate. In accordance with the terms of the settlement agreement, on February 13, 2004, DPL filed for an Environmental Surcharge of approximately $522,000 amortized over five years to recover out-of-pocket costs associated with gas environmental issues. The DPSC approved this surcharge on April 20, 2004. The surcharge will be adjusted year-to-year to reflect DPL's actual costs.

     DPL filed on February 13, 2004 for a change in electric ancillary service rates that has an aggregate effect of increasing annual revenues by $13.1 million or 2.4%. This filing was prompted by the increasing ancillary service costs charged to DPL by PJM. On February 24, 2004, the DPSC accepted the filing and placed the increase into effect on March 15, 2004, subject to refund. Intervention by another party has been filed. Unless the proceeding is settled, evidentiary hearings will be held in late August with a decision expected before the end of 2004.

     On August 29, 2003, DPL submitted its annual Gas Cost Recovery (GCR) rate filing to the DPSC. In its filing, DPL sought to increase its GCR rate by approximately 15.8% in anticipation of increasing natural gas commodity costs. The GCR rate, which permits DPL to recover its procurement gas costs through customer rates, became effective November 1, 2003 and was subject to refund pending evidentiary hearings that were held on April 19, 2004. No party has proposed to modify DPL's proposed GCR rate, thus no refund is required. However, DPSC Staff has suggested prospective modifications to the program by which DPL hedges price risk for its gas purchases.

     In compliance with the merger settlement approved by the MPSC in connection with the merger of Pepco and Conectiv, on December 4, 2003, DPL and Pepco submitted testimony and supporting schedules to establish electric distribution rates in Maryland effective July 1, 2004, when the current distribution rate freeze/caps end. The filings of each company demonstrate that it is in an under-earning situation. As provided in the terms of the merger settlement, DPL requested it be allowed to put into effect July 1, 2004, a rate increase for non-residential customers to offset the nuclear decommissioning equivalent decrease that was effective July 1, 2003. The merger settlement provides that Pepco's distribution rates can only decrease or remain unchanged after July 1, 2004. With limited exceptions, the merger settlement does not permit either company to increase distribution rates until after December 31, 2006. The MPSC Staff has filed testimony stating that no distribution rate reductions are justified and that DPL should be authorized to increase its non-residential customers' distribution rates by approximately $1.1 million. The Office of the People's Counsel (OPC) agrees that no distribution rate reduction is warranted for DPL or Pepco if the respective DPL and Pepco capital structures are used in determining whether existing rates should be reduced. However, OPC argues that the Pepco Holdings' consolidated capital structure and capital costs should be used to determine whether distribution rate reductions for Pepco and DPL are warranted. Based on PHI's consolidated capital structure, OPC recommended that DPL's and Pepco's distribution rates be reduced. Hearings in the Pepco case concluded April 27, 2004. Hearings in the DPL case will be held on May 11 and 12, 2004. Separate MPSC decisions in the DPL and Pepco cases are expected to be issued in early July 2004. Neither Pepco nor DPL can predict the outcome of the proceedings.

84 _____________________________________________________________________________
SOS and POLR Proceedings
District of Columbia

     On March 1, 2004, the DCPSC issued an order adopting the "wholesale" model for Standard Offer Service (SOS) in the District of Columbia after fixed rate SOS ends February 7, 2005. Under the wholesale model, Pepco will continue as the SOS provider after February 7, 2005. Several parties have filed applications for reconsideration of the order adopting the wholesale model that are pending before the DCPSC. PHI cannot predict the outcome of this proceeding.

     In December 2003, the DCPSC issued an order adopting terms and conditions that would apply if the wholesale SOS model were adopted. Pepco and most of the other parties in the case filed applications for reconsideration and/or clarification of various parts of this order, and on March 1, 2004, the DCPSC granted in part and denied in part the applications for reconsideration and/or clarification. Because the DCPSC changed certain rules in its order granting in part and denying in part applications for reconsideration of the wholesale SOS terms and conditions, several parties filed for reconsideration of the March 1, 2004 order. Those applications for reconsideration are pending decision by the DCPSC. The DCPSC has also instituted an evidentiary proceeding to consider the amount of the administrative charge which Pepco may collect for providing SOS on and after February 8, 2005. The DCPSC intends to issue a decision by August 10, 2004.

Virginia

     In March 2004, Virginia amended its Electric Utility Restructuring Act to extend the rate freeze provisions applicable to DPL's rates for both provider of last resort (POLR) supply and distribution. The rate freezes, previously scheduled to expire on July 1, 2007, were extended to December 31, 2010, except that one change in base rates can be proposed by DPL prior to July 1, 2007, and one additional change in base rates can be proposed by DPL between that date and December 31, 2010. Additionally, rates may be increased to reflect increased purchased power costs, increased taxes, or increased costs to comply with environmental or reliability requirements.

     The Virginia Electric Utility Restructuring Act obligates DPL to offer POLR service during the period that rates are frozen and thereafter, until relieved of that obligation by the Virginia State Corporation Commission (VSCC).

     On December 3, 2003, DPL and Conectiv Energy filed with the VSCC an amendment to extend their power supply agreement for one year, i.e., through December 31, 2004, and on a month-to-month basis thereafter, as it applies to power supply for DPL's Virginia POLR customers. The VSCC approved the amendment in an order issued on March 1, 2004. After December 31, 2004 either DPL or Conectiv Energy can terminate Conectiv Energy's obligation to provide supplies to meet DPL's Virginia POLR obligations by giving 30 days written notice to the other party.

CRITICAL ACCOUNTING POLICIES

     No material changes have occurred to Pepco Holdings' Critical Accounting Policies during the first quarter of 2004. Accordingly, for a discussion of these policies, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of Pepco Holdings' 2003 Form 10-K/A.

85 _____________________________________________________________________________
RISK FACTORS
Proposed tax legislation may have a material adverse effect on PHI's financial condition and results of operations.

     The assets of PCI include a cross-border=0energy lease portfolio with a book value of approximately $1.2 billion at March 31, 2004. Currently, there is pending legislation in the U.S. House of Representatives (HR3967), that would apply new passive loss limitation rules prospectively to any new leases (including cross-border=0leases) entered into on or after February 11, 2004 with tax indifferent parties (i.e., municipalities, tax exempt or governmental entities). Cross-border=0leases are leases by a U.S. taxpayer of property located in a foreign country. All of PCI's cross-border=0leases are with tax indifferent parties but were entered into prior to 2004. Legislation is also pending in the Senate (S1637) that may jeopardize the tax benefits received by leaseholders, including PCI, from existing cross-border=0leases. The legislation, if adopted as proposed, would enact new passive loss limitation rules that would be applied retroactively to all existing lease agreements, for taxable years beginning after May 31, 2004, for all cross-border=0leaseholders, including PCI. The outcome of these legislative proposals is unknown at this time. However, if the Senate's version were to be adopted in its current form, the amount of income tax benefits that PHI would receive in connection with PCI's cross-border=0leases could decrease materially. If this occurred, PHI may be required to write down the book value of PCI's portfolio of cross-border=0leases by taking a charge against earnings. Any of these circumstances could have a material adverse effect on PHI's financial condition and results of operations.

     For additional information concerning risk factors, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in Pepco Holdings' Form 10-K/A for the year ended December 31, 2003.

FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding Pepco Holdings' intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

     The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond Pepco Holdings' control and may cause actual results to differ materially from those contained in forward-looking statements:

86 _____________________________________________________________________________
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

     Any forward-looking statements speak only as to the date of this Quarterly Report and Pepco Holdings undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for Pepco Holdings to predict all of such factors, nor can Pepco Holdings assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

     Pepco Holdings undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive.

87 ______________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
88 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
POTOMAC ELECTRIC POWER COMPANY
OVERVIEW

     Potomac Electric Power Company (Pepco) is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Pepco's service territory covers approximately 640 square miles and has a population of approximately 2 million. On August 1, 2002 Pepco completed its acquisition of Conectiv, at which time Pepco and Conectiv became wholly owned subsidiaries of Pepco Holdings, Inc. (Pepco Holdings or PHI). PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA)and is subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA.

For additional information, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of Pepco's 2003 Form 10-K.
CONSOLIDATED RESULTS OF OPERATIONS
The accompanying results of operations are for the three months ended March 31, 2004 vs. March 31, 2003. All amounts in the tables below are in millions.
Operating Revenue
	2004	2003	Change
Regulated electric revenue	$360.2	$327.9	$32.3
Non-regulated electric revenue	9.4	5.5	3.9
Total	$369.6	$333.4

     The table above shows the amount of electric revenue earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). Regulated electric revenues include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of Pepco.

     Regulated revenue, which includes delivery revenue (revenue Pepco receives for delivering energy to its customers) and SOS revenue (revenue Pepco receives for the procurement of energy by Pepco for its customers) increased by $32.3 million. Delivery revenue increased by $11.5 million for the three months ended March 31, 2004 due to a $9.4 million increase from an energy tax pass through and a $3.9 million increase that results from a 1.3% increase in delivered kilowatt-hour sales, partially offset by a $1.8 million decrease in weather-related sales. SOS revenue increased by $20.8 million for the three months ended March 31, 2004 due to a 14.1% increase in sales.

     Pepco's retail access to a competitive market for generation services was made available to all Maryland customers on July 1, 2000 and to D.C. customers on January 1, 2001. At March 31, 2004, 13% of Pepco's Maryland customers and 10% of its D.C. customers have chosen alternate suppliers. These customers accounted for 742 megawatts of load in Maryland (of Pepco's total load of 3,322) and 786 megawatts of load in D.C. (of Pepco's total load of 2,161). At

89 ______________________________________________________________________________

March 31, 2003, 17% of Pepco's Maryland customers and 12% of its D.C. customers had chosen alternate suppliers. These customers accounted for 987 megawatts of load in Maryland (of Pepco's total load of 3,537) and 960 megawatts of load in D.C. (of Pepco's total load of 2,310).

For the three months ended March 31, 2004, delivery sales were 6,679,000 MwH, an increase of 1.3% as compared to 6,592,000 MwH for the comparable period in 2003.
Non-regulated electric revenue increased $3.9 million primarily due to higher property claims and billed rents during the 2004 quarter.
Operating Expenses
Fuel and Purchased Energy

     Electric fuel and purchased energy increased by $39.5 million to $173.7 million for the three months ended March 31, 2004, from $134.2 million for the corresponding period in 2003. The increase was primarily due to $27.0 million higher costs as a result of the Transition Power Agreements (TPA) settlement with Mirant that increased the price of energy purchased from Mirant, $20.0 million higher SOS costs resulting from a 14.1% increase in SOS sales, and $1.8 million higher transmission services. These increases were partially offset by a $9.4 million reduction in the Generation Procurement Credit (GPC) which resulted from the lower SOS margin, which in turn provided less customer sharing.

Other Operation and Maintenance

     Other operation and maintenance expenses increased by $7.4 million to $67.1 million for the three months ended March 31, 2004, from $59.7 million for the corresponding period in 2003. The increase was primarily due to $3.0 million higher field labor costs not associated with capital projects, $1.9 million for increased outside legal counsel and professional fees and $1.2 million for PJM charges and other expenses.

Depreciation and Amortization

     Depreciation and amortization expenses increased by $2.6 million to $43.9 million for the three months ended March 31, 2004, from $41.3 million for the corresponding period in 2003. This increase results from $1.0 million for additions to depreciable plant, $.9 million for non-utility depreciation, and $.7 million for higher software amortization.

Other Taxes

     Other taxes increased by $11.5 million to $56.5 million for the three months ended March 31, 2004, from $45.0 million for the corresponding period in 2003. The increase was primarily due to $9.3 million higher fuel taxes which is a pass through, and $1.0 million higher DC delivery tax.

Gain on Sale of Asset
Gain on sale of asset during the first quarter of 2004 reflects a sale of land in the first quarter of 2004 for a gain of $6.6 million which reduced operating expenses.
90 ______________________________________________________________________________
Other Income (Expenses)

     Other expenses increased by $1.0 million to a net expense of $19.3 million for the three months ended March 31, 2004, from a net expense of $18.3 million for the corresponding period in 2003 primarily due to an increase in interest expense resulting from the reclassification of distributions on mandatorily redeemable preferred securities to interest expense in accordance with SFAS No. 150.

Income Tax Expense

     Pepco's effective tax rate for the three months ended March 31, 2004 and 2003 was 37.6% and 38.7% respectively, as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow through of Deferred Investment Tax Credits.

CAPITAL RESOURCES AND LIQUIDITY
Financing Activity
In March 2004, Pepco issued $175 million of 4.65% Senior Notes due 2014 and $100 million of 5.75% Senior Notes due 2034. The notes are secured by a like amount of First Mortgage Bonds.
Financing Activity Subsequent to March 31, 2004

     In April 2004, Pepco redeemed $100 million of 6.875% First Mortgage Bonds due 2023 at 102.66%, $75 million of 6.875% First Mortgage Bond due 2024 at 103.10%, and $35 million of 7% Medium Term Notes due 2024 at 102.747%.

Capital Requirements
Construction Expenditures
Pepco's construction expenditures for the quarter ended March 31, 2004 totaled approximately $42 million.
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

91 _____________________________________________________________________________

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

Transition Power Agreements

     As part of the asset purchase and sale agreement for the Pepco generation assets (the Asset Purchase and Sale Agreement), Pepco and Mirant entered into Transition Power Agreements for Maryland and the District of Columbia, respectively (collectively, the TPAs). Under these agreements, Mirant was obligated to supply Pepco with all of the capacity and energy needed to fulfill its standard offer service obligations in Maryland through June 2004 and its standard offer service obligations in the District of Columbia into January 2005.

     To avoid the potential rejection of the TPAs, Pepco and Mirant entered into an Amended Settlement Agreement and Release dated as of October 24, 2003 (the Settlement Agreement) pursuant to which Mirant has assumed both of the TPAs and the terms of the TPAs were modified. The Settlement Agreement also provides that Pepco has an allowed, pre-petition general unsecured claim against Mirant in the amount of $105 million (the Pepco TPA Claim).

     The amount, if any, that Pepco will be able to recover from the Mirant bankruptcy estate in respect of the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate.

Power Purchase Agreements

     Under agreements with FirstEnergy Corp., formerly Ohio Edison (FirstEnergy), and Allegheny Energy, Inc., both entered into in 1987, Pepco is obligated to purchase from FirstEnergy 450 megawatts of capacity and energy annually through December 2005 (the FirstEnergy PPA). Under an agreement with Panda-Brandywine L.P. (Panda), entered into in 1991, Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (the Panda PPA). In each case, the purchase price is substantially in excess of current market prices. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated, among other things, to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA at a price equal to the price Pepco is obligated to pay under the PPAs (the PPA-Related Obligations).

92 _____________________________________________________________________________
Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due to Pepco in respect of the PPA-Related Obligations (the Mirant Pre-Petition Obligations). The Mirant Pre-Petition Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco has filed Proofs of Claim in the Mirant bankruptcy proceeding in the amount of approximately $26 million to recover this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. The $3 million difference between Mirant's unpaid obligation to Pepco and the $26 million Proofs of Claim filed by Pepco primarily represents a TPA settlement adjustment which is included in the $105 million Proofs of Claim filed by Pepco against the Mirant debtors in respect of the Pepco TPA Claim. In view of this uncertainty, Pepco, in the third quarter of 2003, expensed $14.5 million to establish a reserve against the $29 million receivable from Mirant. In January 2004, Pepco paid approximately $2.5 million to Panda in settlement of certain billing disputes under the Panda PPA that related to periods after the sale of Pepco's generation assets to Mirant. Pepco believes that under the terms of the Asset Purchase and Sale Agreement, Mirant is obligated to reimburse Pepco for the settlement payment. Accordingly, in the first quarter of 2004 Pepco increased the amount of the receivable due from Mirant by approximately $2.5 million, and Pepco intends to file Proofs of Claim for this amount against Mirant. Pepco currently estimates that the $14.5 million expensed in the third quarter of 2003 represents the portion of the entire $31.5 million receivable unlikely to be recovered in bankruptcy, and no additional reserve has been established for the $2.5 million increase in the receivable. The amount expensed represents Pepco's estimate of the possible outcome in bankruptcy, although the amount ultimately recoverable could be higher or lower.

Mirant's Attempt to Reject the PPA-Related Obligations
On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations.

     Upon motions filed by Pepco and the Federal Energy Regulatory Commission (FERC), on October 9, 2003, the U.S. District Court for the Northern District of Texas (the District Court) withdrew jurisdiction over the rejection proceedings from the Bankruptcy Court. On December 23, 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations. The District Court's decision is being appealed by Mirant and The Official Committee of Unsecured Creditors of Mirant Corporation in the U.S. Court of Appeals for the Fifth Circuit. Oral argument on the appeal was heard on May 5, 2004.

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

     In accordance with the Bankruptcy Court's order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of the ongoing proceedings. However, if Mirant ultimately is successful in rejecting, and is otherwise permitted to stop performing the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the

93 _____________________________________________________________________________

court's order and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event September 18, 2003, is determined to be the effective date of rejection, is approximately $69.2 million as of May 1, 2004. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the period July 14, 2003 (the date on which Mirant filed its bankruptcy petition) to September 18, 2003, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.5 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected. If Pepco were required to repay any such amounts for either period, the payment would be expensed at the time the payment is made.

     The following are estimates prepared by Pepco of its potential future exposure if Mirant's motion to reject its PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of May 1, 2004, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of May 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 6.1 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 4.5 cents per kilowatt hour, Pepco estimates that it would cost approximately $41.0 million for the remainder of 2004, and $57 million in 2005, the last year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of May 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 15.6 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 6.9 cents per kilowatt hour, Pepco estimates that it would cost approximately $26 million for the remainder of 2004, $38 million in 2005, and $36 million in 2006 and approximately $35 million to $43 million annually thereafter through the 2021 contract termination date.

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

94 _____________________________________________________________________________
bankruptcy estate, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations and Pepco's full claim is not recovered from the Mirant bankruptcy estate, Pepco may seek authority from the Maryland Public Service Commission (MPSC) and the District of Columbia Public Service Commission (DCPSC) to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered through Pepco's distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss. However, the accounting treatment of such a loss depends on a number of legal and regulatory factors, and is not determinable at this time.

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. (SMECO) under which Pepco was obligated to purchase the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating station (the SMECO Agreement). The SMECO Agreement expires in 2015 and contemplates a monthly payment to SMECO of approximately $.5 million. Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder. At this time, Mirant continues to make post-petition payments due to SMECO.

     However, on March 15, 2004, Mirant filed a complaint with the Bankruptcy Court seeking a declaratory judgment that the facility and capacity credit agreement is an unexpired lease of non-residential real property rather than an executory contract and that if Mirant were to successfully reject the agreement, any claim against the bankruptcy estate for damages made by SMECO (or by Pepco as subrogee) would be subject to the provisions of the Bankruptcy Code that limit the recovery of rejection damages by lessors. Pepco believes that there is no reasonable factual or legal basis to support Mirant's contention that the SMECO Agreement is a lease of real property and has filed a motion to dismiss the complaint. However, the outcome of this proceeding cannot be predicted.

95 _____________________________________________________________________________
Rate Proceedings

     In compliance with the merger settlement approved by the MPSC in connection with the merger of Pepco and Conectiv, on December 4, 2003, Pepco submitted testimony and supporting schedules to establish electric distribution rates in Maryland effective July 1, 2004, when the current distribution rate freeze/caps end. Pepco's filing demonstrates that it is in an under-earning situation. The merger settlement provides that Pepco's distribution rates can only decrease or remain unchanged after July 1, 2004. With limited exceptions, the merger settlement does not permit Pepco to increase distribution rates until after December 31, 2006. The MPSC Staff has filed testimony stating that no distribution rate reductions are justified. The Office of the People's Counsel (OPC) agrees that no distribution rate reduction is warranted for Pepco if the Pepco capital structure is used in determining whether existing rates should be reduced. However, OPC argues that the Pepco Holdings' consolidated capital structure and capital costs should be used to determine whether distribution rate reductions for Pepco are warranted. Based on PHI's consolidated capital structure, OPC recommended that Pepco's distribution rates be reduced. Hearings in the Pepco case concluded April 27, 2004. The MPSC decision is expected to be issued in early July 2004. Pepco cannot predict the outcome of the proceeding.

SOS Proceedings
District of Columbia

     On March 1, 2004, the DCPSC issued an order adopting the "wholesale" model for Standard Offer Service (SOS) in the District of Columbia after fixed rate SOS ends February 7, 2005. Under the wholesale model, Pepco will continue as the SOS provider after February 7, 2005. Several parties have filed applications for reconsideration of the order adopting the wholesale model that are pending before the DCPSC. PHI cannot predict the outcome of this proceeding.

     In December 2003, the DCPSC issued an order adopting terms and conditions that would apply if the wholesale SOS model were adopted. Pepco and most of the other parties in the case filed applications for reconsideration and/or clarification of various parts of this order, and on March 1, 2004, the DCPSC granted in part and denied in part the applications for reconsideration and/or clarification. Because the DCPSC changed certain rules in its order granting in part and denying in part applications for reconsideration of the wholesale SOS terms and conditions, several parties filed for reconsideration of the March 1, 2004 order. Those applications for reconsideration are pending decision by the DCPSC. The DCPSC has also instituted an evidentiary proceeding to consider the amount of the administrative charge which Pepco may collect for providing SOS on and after February 8, 2005. The DCPSC intends to issue a decision by August 10, 2004.

CRITICAL ACCOUNTING POLICIES

     No material changes have occurred to Pepco's Critical Accounting Policies during the first quarter of 2004. Accordingly, for a discussion of these policies, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of Pepco's 2003 Form 10-K.

96 _____________________________________________________________________________
FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding Pepco's intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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
97 _____________________________________________________________________________

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

98 _____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
99 _____________________________________________________________________________
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DELMARVA POWER & LIGHT COMPANY
OVERVIEW

     Delmarva Power & Light Company (DPL) is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia and provides gas distribution service in northern Delaware. DPL's electricity distribution service territory covers approximately 6,000 square miles and has a population of approximately 1.25 million. DPL's natural gas distribution service territory covers approximately 275 square miles and has a population of approximately 523,000. DPL is a wholly owned subsidiary of Conectiv. On August 1, 2002 Pepco completed its acquisition of Conectiv, at which time Pepco and Conectiv became wholly owned subsidiaries of Pepco Holdings, Inc. (Pepco Holdings or PHI). PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA)and is subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA.

     In March 2004, Virginia amended its Electric Utility Restructuring Act to extend the rate freeze provisions applicable to DPL's rates for both provider of last resort (POLR) supply and distribution. The rate freezes, previously scheduled to expire on July 1, 2007, were extended to December 31, 2010, except that one change in base rates can be proposed by DPL prior to July 1, 2007, and one additional change in base rates can be proposed by DPL between that date and December 31, 2010. Additionally, rates may be increased to reflect increased purchased power costs, increased taxes, or increased costs to comply with environmental or reliability requirements.

     The Virginia Electric Utility Restructuring Act obligates DPL to offer POLR service during the period that rates are frozen and thereafter, until relieved of that obligation by the Virginia State Corporation Commission (VSCC).

For additional information, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of DPL's 2003 Form 10-K/A.
RESULTS OF OPERATIONS

     The Results of Operations discussion section below is presented only for the three months ended March 31, 2004 and 2003, in accordance with General Instruction H(2)(a). Other than the disclosures below, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q.

Operating Revenue
Electric Revenues
	Three Months Ended March 31,
	2004	2003	Change
	(Dollars in Millions)
Regulated electric revenues	$249.4	$251.0	$(1.6)
Non-regulated electric revenues	-	12.1	(12.1)
Total electric revenues	$249.4	$263.1
100 ______________________________________________________________________________

     The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). Regulated electric revenues include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of DPL.

Regulated Electric Revenues

     The $1.6 million decrease in Regulated electric revenues was primarily due to the following: (i)a $1.9 million decrease in weather related sales and (ii) a $.3 million decrease from more customers choosing alternate suppliers. The decreases were partially offset by a $.6 million increase in other variances. Customers who have chosen alternate suppliers accounted for 11% of billed sales for both the three months ended March 31, 2004 and 2003. For the three months ended March 31, 2004, delivery sales were 3,661,000 MwH as compared to 3,673,000 MwH for the comparable period in 2003.

Non-Regulated Electric Revenues

     The $12.1 million decrease in non-regulated electric revenues was primarily due to an $11.7 million decrease in sales to Delaware Municipal Electric Corporation (DMEC) due to DPL's contract with DMEC expiring at year-end 2003.

Gas Revenues
	Three Months Ended March 31,
	2004	2003	Change
	(Dollars in Millions)
Regulated gas revenues	$81.9	$72.1	$ 9.8
Non-regulated gas revenues	18.0	5.1	12.9
Total gas revenues	$99.9	$77.2

     DPL has gas revenues from on-system natural gas sales, which generally are subject to price regulation, and from the transportation of natural gas for customers. The table above shows the amounts of gas revenues from sources that were subject to price regulation (regulated) and that were not subject to price regulation (non-regulated).

Regulated Gas Revenues

     The $9.8 million increase in Regulated gas revenues primarily resulted from an $11.9 million increase in the Gas Cost Rate effective November 1, 2003, and a $3.1 million increase in Gas base rates effective December 9, 2003. The increases were partially offset by a $3.8 million decrease in weather related sales and $1.4 million decrease in other variances. Heating degree days decreased by 4.1% for the three months ended March 31, 2004 compared to the same period in 2003. For the three months ended March 31, 2004, gas sales were 10,034,000 dth as compared to 10,670,000 dth for the comparable period in 2003.

101 _____________________________________________________________________________
Non-Regulated Gas Revenues

     The $12.9 million increase in Non-regulated gas revenues is primarily due to the following: (i) a $12.4 million increase due to bundled off-system sales revenues partially offset by a decrease in capacity release revenues, and (ii) a $5.0 million increase due to off-system sales associated with a storage optimization program which began in November of 2003.  The revenue increases were partially offset by a decrease of $4.3 million due to lower market prices in 2004 than in 2003.

Operating Expenses
Fuel and Purchased Energy

     Fuel and purchased energy decreased by $11.7 million to $158.2 million for the three months ended March 31, 2004, from $169.9 million for the three months ended March 31, 2003. The decrease was primarily due to an $11.7 million decrease in power purchased for the DMEC contract which expired at year-end 2003.

Gas Purchased

     Gas purchased increased by $21.0 million to $73.3 million for the three months ended March 31, 2004, from $52.3 million for the three months ended March 31, 2003.  Overall, the increase was due to (i) higher regulated fuel costs; (ii) cost related to increased non-regulated off-system sales, and (iii) cost associated with the implementation of a storage optimization program, which began in November of 2003. The cost increases were partially offset by lower prices in 2004 vs. 2003.

Other Income (Expenses)

     Other expenses decreased by $.2 million to a net expense of $7.9 million for the three months ended March 31, 2004, from a net expense of $8.1 million for the three months ended March 31, 2003. The decrease was primarily due to a $.9 million decrease in interest charges attributed to the reduction in long term debt from prior year, which was partially offset by a $.7 million increase in money pool interest expense.

Income Tax Expense

     DPL's effective tax rate for the first quarter of 2004 and 2003 was 41% and 40%, respectively, as compared to the federal statutory rate of 35%. In both quarters, the major reason for this difference is state income taxes (net of federal benefit).

102 _____________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK.
103 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC COMPANY
OVERVIEW

     Atlantic City Electric Company (ACE) is engaged in the generation, transmission and distribution of electricity in southern New Jersey. ACE's service territory covers approximately 2,700 square miles and has a population of approximately 995,000. ACE is a wholly owned subsidiary of Conectiv. On August 1, 2002 Pepco completed its acquisition of Conectiv, at which time Pepco and Conectiv became wholly owned subsidiaries of Pepco Holdings, Inc. (Pepco Holdings or PHI). PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA)and is subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA.

For additional information, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of ACE's 2003 Form 10-K/A.
RESULTS OF OPERATIONS

     The Results of Operations discussion section below is presented only for the three months ended March 31, 2004 and 2003, in accordance with General Instruction H(2)(a). Other than the disclosures below, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q.

Operating Revenues
Electric Revenues
	Three Months Ended March 31,
	2004 2003		Change
	(Dollars in Millions)
Regulated electric revenues	$320.0	$295.5	$24.5
Non-regulated electric revenues	2.4	5.7	(3.3)
Total electric revenues	$322.4	$301.2

     The table above shows the amounts of electric revenues earned that are subject to price regulation (regulated) and that are not subject to price regulation (non-regulated). Regulated electric revenues include revenues for delivery (transmission and distribution) service and electricity supply service within the service areas of ACE.

Regulated Electric Revenues

     The $24.5 million increase in Regulated electric revenues was due to the following: (i) a $7.9 million increase from residential and small commercial business growth; (ii) a $13.2 million increase from higher retail rates across all classes effective August 1, 2003; (iii) a $15.5 million increase in PJM Interconnection sales revenues, (iv) a $9.2 million decrease from more

104 _____________________________________________________________________________

customers choosing alternate suppliers; (v) a $3.8 million retail revenue decrease from lower retail sales due to warmer winter weather, and (vi) a $0.9 million increase from other variances. Customers who have chosen alternate suppliers accounted for 18% of billed sales for the 2004 period compared to 10% for the corresponding 2003 period. Delivered sales for the three months ended March 31, 2004 were 2,370,000 MwH as compared to 2,334,000 MwH for the comparable period in 2003.

     Sales, resulting primarily from the sale of electricity to the Pennsylvania-New Jersey-Maryland (PJM) Interconnection (an electric power pool), increased due to the New Jersey BPU mandate that each New Jersey utility participate in an auction to allow third-party energy suppliers to provide Basic Generation Service (BGS) to the customers in its territory. As of December 31, 2003, 100% of the ACE customer BGS MwH load was being supplied by other suppliers through the auction process, so now all ACE generation is sold to PJM markets as per the NJBPU mandated order.

Non-Regulated Electric Revenues
The $3.3 million decrease in non-regulated electric revenues was primarily due to a $3.2 million fuel oil sale in the first quarter of 2003.
Operating Expenses
Fuel and Purchased Energy

     Fuel and purchased energy increased by $5.8 million to $193.4 million for the three months ended March 31, 2004, from $187.6 million for the three months ended March 31, 2003. The increase is primarily due to the annual adjustment in the NJBPU approved rates paid to the providers of Basic Generation Service.

Depreciation and Amortization

     Depreciation and amortization expenses increased by $5.2 million to $33.9 million for the three months ended March 31, 2004, from $28.7 million for the three months ended March 31, 2003 primarily due to a $3.5 million increase for amortization of bondable transition property as result of additional transition bonds issued in December 2003 and due to a $1.7 million increase for amortization of a regulatory tax asset related to New Jersey stranded costs.

Other Taxes

     Other taxes decreased by $2.5 million to $4.0 million for the three months ended March 31, 2004, from $6.5 million for the three months ended March 31, 2003. The decrease was mainly due to a tax expense true-up in March, 2004 for the Transitional Energy Facility Assessment, which is based on kilowatt-hour sales.

Deferred Electric Service Costs

     This item represents a $15 million over-recovery of the cost incurred in providing Basic Generation Service. ACE's rates were reset as of August 1, 2003 so that there will be no under-recovery of costs embedded in the rates on or after that date. The balance for ACE's deferred electric service costs was $170.6 million as of March 31, 2004. On July 31, 2003, the NJBPU issued its Summary Order permitting ACE to begin collecting a portion of the deferred costs that were incurred as a result of the New Jersey Electric

105 _____________________________________________________________________________
Discount and Energy Competition Act (EDECA) and to reset rates to recover on-going costs incurred as a result of EDECA.
Other Income (Expenses)

     Other expenses increased by $1.5 million to a net expense of $12.5 million for the three months ended March 31, 2004, from a net expense of $11.0 million for the three months ended March 31, 2003. This increase is primarily due to (i) $1.4 million decrease in interest income accrued on the balance for ACE's deferred electric service costs due to a lower interest rate used, effective August 1, 2003; (ii) $1.9 million decrease in long-term debt interest expense due to lower outstanding long-term debt balances for ACE; (iii) $1.5 million increase in interest expense on Transition Bonds issued by ACE Transition Funding due to additional transition bonds issued in December, 2003; (iv) $0.2 million increase in interest expense due to the implementation of FAS 150, which required a change in designation for trust preferred securities and (v) $0.3 million increase from other variances.

Income Tax Expense

     ACE's effective tax rate for the first quarter of 2004 and 2003 was 42% and 38%, respectively, as compared to the federal statutory rate of 35%. For the 2004 quarter the major reason for this difference is state income taxes (net of federal benefit). The 2004 difference was also attributable to plant flow through and other book to tax differences. For the 2003 quarter the major reason for this difference is state income taxes (net of federal benefit) and other book to tax differences.

106 _____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
107 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC
For the information required by this item refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of ACE Funding's 2003 Form 10-K.
Operating Revenues
Utility revenue increased by $4.9 million as a result of the $152 million of Transition Bonds issued in December 2003.
Operating Expenses

     Operating expenses, comprised of amortization of Bondable Transition Property, interest expense and servicing and administrative expenses increased by $4.9 million as a result of the $152 million of Transition Bonds issued in December 2003.

108 _____________________________________________________________________________

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PEPCO HOLDINGS
COMMITTEE OF CHIEF RISK OFFICERS RECOMMENDED RISK MANAGEMENT DISCLOSURES

     The following tables present the combined risk management disclosures of Conectiv Energy and Pepco Energy Services for the quarter ended March 31, 2004. Forward-looking data represents 100% of the combined positions of Conectiv Energy and Pepco Energy Services. The tables typically identify three business categories for the competitive energy segment defined as follows:

Proprietary trading - Standardized contracts entered into to take a view of market direction, capture market price changes, and/or put capital at risk. These activities are generally accounted for on a mark-to-market basis under SFAS No. 133. Conectiv Energy's proprietary trading activities were discontinued in March 2003; however, the market exposure under certain contracts associated with proprietary trading was not eliminated due to the illiquid market environment available to execute such elimination. These illiquid contracts will remain in place until they are terminated and their values are realized. Contracts where the market exposure has been eliminated will remain on Pepco Holdings' balance sheet until their maturity through the year 2005.

Other energy commodity - Contracts associated with energy assets, retail energy marketing activities and the arbitrage activities related to interpool and intrapool short-term transactions of a 24-hour power desk. Purchases and sales supporting the hedging of such activities including the POLR services supported by Conectiv Energy.

Non-commodity energy - Other activities for the competitive energy segment provided for reconciliation to segment reporting (includes thermal, power plant operating services, energy-efficiency and other services business).

109 _____________________________________________________________________________

Table 1

     This table identifies the components of gross margin by type of activity (proprietary trading, other energy commodity, and non-commodity energy). Further delineation of gross margin by type of accounting treatment is also presented (mark-to market vs. accrual accounting treatment).

Statement of Competitive Energy Gross Margin For the Three Months Ended March 31, 2004 (Dollars in Millions)
Mark to Market Activities	Proprietary Trading (1)	Other Energy Commodity (2)	Non-Commodity Energy (3)	Total
Unrealized Marked-to-market (MTM) Gain (Loss)
Unrealized gain (loss) at inception	$ -	$ -	$ -	$ -
Changes in unrealized fair value prior to settlements	(0.2)	3.1	-	2.9
Changes in valuation techniques and assumptions	-	-	-	-
Reclassification to realized at settlement of contracts	(2.3)	(3.9)	-	(6.2)
Total changes in unrealized fair value	(2.5)	(0.8)	-	(3.3)
Realized Net Settlement of Transactions Subject to MTM	2.3	3.9	-	6.2
Total (Loss) Gain on MTM activities	(0.2)	3.1	-	2.9
Transaction-related expenses associated with MTM activity	-	(1.9)	-	(1.9)
Total MTM activities gross margin	(0.2)	1.2	-	1.0
Accrual Activities
Accrual activities revenues	N/A	847.8	44.5	892.3
Hedge losses reclassified from Other Comprehensive Income (OCI)	N/A	6.1	-	6.1
Cash flow hedge ineffectiveness recorded in income statement	N/A	(2.8)	-	(2.8)
Total revenue-accrual activities revenues	N/A	851.1	44.5	895.6
Fuel and Purchased Power	N/A	(787.2)	(2.0)	(789.2)
Hedges of fuel and purchased power reclassified from OCI	N/A	(3.2)	-	(3.2)
Cash flow hedge ineffectiveness recorded in income statement	N/A	(1.7)	-	(1.7)
Other transaction-related expenses	N/A	-	(29.0)	(29.0)
Total accrual activities gross margin	N/A	59.0	13.5	72.5
Total Gross Margin	$ (0.2)	$ 60.2	$ 13.5	$ 73.5
Notes:
(1)

Includes all contracts held for trading. Contracts that are marked-to-market through earnings under SFAS No. 133 have been reclassified to "Other Energy Commodity" if their purpose was not speculative. Proprietary trading was discontinued in March 2003; however, the market exposure under certain contracts associated with proprietary trading was not eliminated due to the illiquid market environment available to execute such elimination. These illiquid contracts will remain in place until they are terminated and their values are realized.

(2)

Includes Generation line of business (LOB), POLR services, origination business, and miscellaneous wholesale and retail commodity sales. As of the second quarter of 2003, this category also includes the arbitrage activities of the 24-Hour Power Desk and any other activities marked-to-market through the Income Statement under SFAS No. 133 that are not proprietary trading but are deemed to be ineffective hedges.

(3)	Includes Conectiv Thermal Systems, Inc. (Conectiv Thermal), Conectiv Operating Services Company, and Pepco Energy Services' energy-efficiency and other services business.
110 ________________________________________________________________________________

Table 2
This table provides detail on changes in the competitive energy segment's net asset or liability balance sheet position with respect to energy contracts from one period to the next.
Roll-forward of Mark-to-Market Energy Contract Net Assets For the Three Months Ended March 31, 2004 (Dollars are Pre-Tax and in Millions)
	Proprietary Trading (1)	Other Energy Commodity (2)	Total
Total Marked-to-market (MTM) Energy Contract Net Assets at December 31, 2003	$ 10.8	$ 59.6	$ 70.4
Total change in unrealized fair value excluding reclassification to realized at settlement of contracts	(0.2)	3.1	2.9
Reclassification to realized at settlement of contracts	(2.3)	(1.0)	(3.3)
Effective portion of changes in fair value - recorded in OCI	-	15.4	15.4
Ineffective portion of charges in fair value - recorded in earnings	-	(4.5)	(4.5)
Net option premium payments	-	-	-
Purchase/sale of existing contracts or portfolios subject to MTM	-	-	-
Total MTM Energy Contract Net Assets at March 31, 2004 (a)	$ 8.3	$72.6	$ 80.9

(a) Detail of MTM Energy Contract Net Assets at March 31, 2004 (above)			Total
Current Assets			$153.6
Non-current Assets			65.3
Total MTM Energy Assets			218.9
Current Liabilities			(88.5)
Non-current Liabilities			(49.5)
Total MTM Energy Contract Liabilities			(138.0)
Total MTM Energy Contract Net Assets			$ 80.9
Notes:
(1)

Includes all contracts held for trading. Proprietary trading was discontinued in March 2003; however, the market exposure under certain contracts associated with proprietary trading was not eliminated due to the illiquid market environment available to execute such elimination. These illiquid contracts will remain in place until they are terminated and their values are realized. Contracts where the market exposure has been eliminated will remain on Pepco Holdings' balance sheet until their maturity through 2005.

(2)

Includes all SFAS No. 133 hedge activity and non-trading activities marked-to-market through the Income Statement under SFAS No. 133. As of the second quarter of 2003, this category also includes the activities of the 24-Hour Power Desk.

111 _____________________________________________________________________________

Table 3

     This table provides the source used to determine the carrying amount of the competitive energy segment's total mark-to-market asset or liability (exchange-traded, provided by other external sources, or modeled internally) and is further delineated by maturities.

Maturity and Source of Fair Value of Mark-to-Market Energy Contract Net Assets As of March 31, 2004 (Dollars are Pre-Tax and in Millions)
	Fair Value of Contracts at March 31, 2004
	Maturities
Source of Fair Value	2004	2005	2006	2007 and Beyond	Total Fair Value
Proprietary Trading (1)
Actively Quoted (i.e., exchange-traded) prices	$ 5.8	$ 0.8	$ -	$ -	$ 6.6
Prices provided by other external sources (2)	1.7	-	-	-	1.7
Modeled	-	-	-	-	-
Total	$ 7.5	$ 0.8	$ -	$ -	$ 8.3
Other Unregulated (3)
Actively Quoted (i.e., exchange-traded) prices	$41.6	$24.6	$ 0.2	-	$66.4
Prices provided by other external sources (2)	(18.8)	(33.3)	(14.3)	0.1	(66.3)
Modeled (4)	25.0	31.9	15.6	-	72.5
Total	$47.8	$23.2	$ 1.5	$0.1	$72.6
(1)

Includes all contracts held for trading. Proprietary trading was discontinued in March 2003; however, contracts where the market exposure has been eliminated will remain on Pepco Holdings' balance sheet until their maturity through the year 2005.

(2)

Prices provided by other external sources reflect information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms. Proprietary trading was discontinued in March 2003; however, the market exposure under certain contracts associated with proprietary trading was not eliminated due to the illiquid market environment available to execute such elimination. These illiquid contracts will remain in place until they are terminated and their values are realized.

(3)

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

112 _____________________________________________________________________________

Table 4

     This table presents details of merchant energy cash flows from gross margin, adjusted for cash provided or used by option premiums. This is not intended to present a statement of cash flows in accordance with Generally Accepted Accounting Principles.

Selected Competitive Energy Gross Margin Information For the Three Months Ended March 31, 2004 (Dollars in Millions)
	Proprietary Trading (1)	Other Energy Commodity (2)	Non- Commodity Energy (3)	Total

Total Gross Margin (4)	$(0.2)	$60.2	$13.5	$73.5
Less: Total Change in Unrealized Fair Value	2.5	0.8	-	3.3
Gross Margin Adjusted for Unrealized Marked-to-market (MTM) Gain/Loss	$ 2.3	$61.0	$13.5	$76.8
Add/Deduct Non-cash Realized Amortization				0.6
Cash Component of Gross Margin (Accrual Basis)				$77.4
Net Change in Cash Collateral				$ 1.5
(1)

Includes all contracts held for trading. Proprietary trading was discontinued in March 2003; however, the market exposure under certain contracts associated with proprietary trading was not eliminated due to the illiquid market environment available to execute such elimination. These illiquid contracts will remain in place until they are terminated and their values are realized. Contracts that are marked-to-market through earnings under SFAS No. 133 are included in "Other Energy Commodity" if their purpose was not speculative.

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
113 _____________________________________________________________________________

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

Cash Flow Hedges Included in Accumulated Other Comprehensive Loss As of March 31, 2004 (Dollars in Millions)
Contracts	Accumulated Other Comprehensive Income (OCI) (Loss) After Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
Merchant Energy (Non-Trading)	$ 39.8	$ 32.0	57 months
Interest Rate	(68.1)	(5.7)	25 months
Foreign Currency	-	-
Other	-	-
Total	$(28.3)	$ 26.3
Total Other Comprehensive Loss Activity For the Three Months Ended March 31, 2004 (After-Tax)
	Merchant Hedge Contracts	Non-Merchant Hedges	Total
Accumulated OCI, December 31, 2003	$ 20.2	$(56.9)	$(36.7)
Changes in fair value	14.6	(4.7)	9.9
Reclasses from OCI to net income	(3.3)	1.8	(1.5)
Accumulated OCI derivative loss, March 31, 2004	$ 31.5	$(59.8)	$(28.3)
114 _____________________________________________________________________________

Table 6
This table provides information on the competitive energy segment's credit exposure, net of collateral, to wholesale counterparties.
Schedule of Credit Risk Exposure on Competitive Wholesale Energy Contracts (Dollars in Millions)
	March 31, 2004
Rating (1)	Exposure Before Credit Collateral (2)	Credit Collateral (3)	Net Exposure	Number of Counterparties Greater Than 10% *	Net Exposure of Counterparties Greater Than 10%

Investment Grade	$293.3	$ 9.4	$283.9	4	$180.8
Non-Investment Grade	22.6	13.0	9.6	-	-
Split rating	-	-	-	-	-
No External Ratings	-	-	-	-	-
Internal Rated - Investment Grade	25.1	1.1	24.0	-	-
Internal Rated - Non-Investment Grade	19.2	-	19.2	-	-
Total	$360.2	$23.5	$336.7	4	$180.8
Credit reserves			$ 7.3
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

115 _____________________________________________________________________________

Table 7

     This table provides point-in-time information on the amount of estimated production and fuel requirements hedged for the competitive energy segment's merchant generation facilities (based on economic availability projections).

Merchant Plant Owned Assets Hedging Information Estimated Three Calendar Years
	2004	2005	2006
Estimated Plant Output Hedged (1)	100%	100%	93%
Estimated Plant Gas Requirements Hedges (2)	107%	108%	23%

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

The percentages above are based on modeled volumetric requirements using data available at March 31, 2004.
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

116 _____________________________________________________________________________

Table 8
Value at Risk Associated with Energy Contracts For the Three Months Ended March 31, 2004 (Dollars in Millions)

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

     This table provides the VaR for all proprietary trading positions of the competitive energy segment. VaR represents the potential gain or loss on energy contracts and/or portfolios due to changes in market prices, for a specified time period and confidence level.

	Proprietary Trading VaR (1)	VaR for Energy Derivative Contracts (2)
95% confidence level, one-day holding period, one-tailed (3)
Period end	$ -	$ 7.5
Average for the period	$ -	$ 8.3
High	$ .1	$10.1
Low	$ -	$ 2.9
Notes:
(1)

Includes all derivative contracts held for trading and marked-to-market under SFAS No. 133. Proprietary trading was discontinued in March 2003; however, the market exposure under certain contracts associated with proprietary trading was not eliminated due to the illiquid market environment available to execute such elimination. These illiquid contracts will remain in place until they are terminated and their values are realized.

(2)	Includes all derivative contracts under SFAS No. 133, including trading positions and cash flow hedges.
(3)

As VaR calculations are shown in a standard delta or delta/gamma closed form 95% 1-day holding period 1-tail normal distribution form, traditional statistical and financial methods can be employed to reconcile prior 10-K and 10-Q VaRs to the above approach. In this case, 5-day VaRs divided by the square root of 5 equal 1-day VaRs; and 99% 1-tail VaRs divided by 2.326 times 1.645 equal 95% 1-tail VaRs. Note that these methods of conversion are not valid for converting from 5-day or less holding periods to over 1-month holding periods and should not be applied to "non-standard closed form" VaR calculations in any case.

117 _____________________________________________________________________________

Pepco Holdings

     For additional information concerning market risk, please refer to Item 7A, Quantitative and Qualitative Disclosure About Market Risk in Pepco Holdings' Form 10-K/A for the year ended December 31, 2003.

Pepco
For information concerning market risk, please refer to Item 7A, Quantitative and Qualitative Disclosure About Market Risk in Pepco's Form 10-K for the year ended December 31, 2003.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL, ACE, AND ACE FUNDING AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 4. CONTROLS AND PROCEDURES
Pepco Holdings, Inc.

     Disclosure controls and procedures are PHI's controls and other procedures that are designed to ensure that information required to be disclosed by PHI in the reports that it files with or submits to the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by PHI in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision, and with the participation, of management including the chief executive officer and the chief financial officer, management has evaluated the effectiveness of the design and operation of PHI's disclosure controls and procedures as of March 31, 2004, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the three months ended March 31, 2004, there was no change in PHI's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, PHI's internal controls over financial reporting.

Potomac Electric Power Company

     Disclosure controls and procedures are Pepco's controls and other procedures that are designed to ensure that information required to be disclosed by Pepco in the reports that it files with or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by Pepco in the reports that it files or submits under the Exchange Act is accumulated and

118 ______________________________________________________________________________
communicated to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision, and with the participation, of management including the chief executive officer and the chief financial officer, management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2004, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the three months ended March 31, 2004, there was no change in Pepco's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Pepco's internal controls over financial reporting.

Delmarva Power & Light Company

     Disclosure controls and procedures are DPL's controls and other procedures that are designed to ensure that information required to be disclosed by DPL in the reports that it files with or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by DPL in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision, and with the participation, of management including the chief executive officer and the chief financial officer, management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2004, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the three months ended March 31, 2004, there was no change in DPL's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, DPL's internal controls over financial reporting.

Atlantic City Electric Company

     Disclosure controls and procedures are ACE's controls and other procedures that are designed to ensure that information required to be disclosed by ACE in the reports that it files with or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by ACE in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the chief executive officer and the chief financial

119 ______________________________________________________________________________
officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures of March 31, 2004, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the three months ended March 31, 2004, there was no change in ACE's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ACE's internal controls over financial reporting.

Atlantic City Electric Transition Funding LLC

     ACE Funding is an "asset backed issuer" (as defined by Rule 15d-14(g) under the Exchange Act) and, accordingly, the disclosures required by this Item relate to matters that, as provided in Rule 15d-15 under the Exchange Act, do not apply to ACE Funding.

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

For further information concerning litigation matters, please refer to Item 3, Legal Proceedings, of Pepco Holdings' Form 10-K/A for the year ended December 31, 2003.
Pepco
Mirant Bankruptcy

     On July 14, 2003, Mirant and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For additional information refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Relationship with Mirant Corporation."

For further information concerning litigation matters, please refer to Item 3, Legal Proceedings, of Pepco's Form 10-K for the year ended December 31, 2003.
120 ______________________________________________________________________________
Delmarva Power & Light Company
For information concerning litigation matters, please refer to Item 3, Legal Proceedings, of DPL's Form 10-K/A for the year ended December 31, 2003.
Atlantic City Electric Company
For information concerning litigation matters, please refer to Item 3, Legal Proceedings, of ACE's Form 10-K/A for the year ended December 31, 2003.
Atlantic City Electric Transition Funding LLC
None.
Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Pepco Holdings
None.
Pepco
None.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL, ACE, AND ACE FUNDING AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 3. DEFAULTS UPON SENIOR SECURITIES
Pepco Holdings
None.
Pepco
None.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL, ACE, AND ACE FUNDING AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Pepco Holdings
None.
Pepco
None.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL, ACE, AND ACE FUNDING AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

121 ______________________________________________________________________________
Item 5. OTHER INFORMATION
Pepco Holdings
None.
Pepco
None.
DPL
None.
ACE
None.
ACE Funding
None.
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

     The documents listed below are being filed or furnished on behalf of Pepco Holdings, Inc. (PHI), Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL), Atlantic City Electric Company (ACE) and Atlantic City Electric Transition Funding LLC (ACE Funding).

Exhibit No.	Registrant(s)	Description of Exhibit	Reference
12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.
12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.
12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.
12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
122 ___________________________________________________________________________________

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.9	ACE Funding	Rule 13a-14(d)/15d-14(d) Certificate of Chief Executive Officer	Filed herewith.
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
Exhibit No.	Registrant(s)	Description of Exhibit	Reference
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.5	ACE Funding	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

123 ___________________________________________________________________________________

Exhibit 12.1 Statements Re. Computation of Ratios

PEPCO HOLDINGS
	Three Months Ended	For the Year Ended December 31,
	March 31, 2004	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Income before extraordinary item (a)	$51.6	$211.1	$220.2	$192.3	$369.1	$256.7

Income tax expense	11.4	65.9	124.1	83.5	341.2	114.5

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense (b)	93.1	379.6	224.5	157.2	221.5	200.5
Other interest	5.0	21.7	21.0	23.8	23.6	23.8
Preferred dividend requirements of subsidiaries	.7	13.9	20.6	14.2	14.7	17.1
Total fixed charges	98.8	415.2	266.1	195.2	259.8	241.4

Non-utility capitalized interest	-	(10.2)	(9.9)	(2.7)	(3.9)	(1.8)

Income before extraordinary item, income tax expense, and fixed charges	$161.8	$682.0	$600.5	$468.3	$966.2	$610.8

Total fixed charges, shown above	98.8	415.2	266.1	195.2	259.8	241.4
Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	.2	4.3	11.5	6.1	13.5	7.7

Fixed charges for ratio computation	$99.0	$419.5	$277.6	$201.3	$273.3	$249.1

Ratio of earnings to fixed charges and preferred dividends	1.63	1.63	2.16	2.33	3.54	2.45
(a)	Excludes income and losses on equity investments.
(b)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.

124 ____________________________________________________________________________________

Exhibit 12.2 Statements Re. Computation of Ratios
PEPCO
	Three Months Ended	For the Year Ended December 31,
	March 31, 2004	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Net income (a)	$ 9.5	$104.6	$141.2	$192.3	$369.1	$256.7

Income tax expense	6.2	69.1	79.9	83.5	341.2	114.5

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense (b)	20.2	79.6	109.5	157.2	221.5	200.5
Other interest	3.5	16.2	17.3	23.8	23.6	23.8
Preferred dividend requirements of a subsidiary trust	-	4.6	9.2	9.2	9.2	9.2
Total fixed charges	23.7	100.4	136.0	190.2	254.3	233.5

Non-utility capitalized interest	-	-	(.2)	(2.7)	(3.9)	(1.8)

Income before extraordinary item, income tax expense, and fixed charges	$39.4	$274.1	$356.9	$463.3	$960.7	$602.9

Ratio of earnings to fixed charges	1.66	2.73	2.62	2.44	3.78	2.58

Total fixed charges, shown above	23.7	100.4	136.0	190.2	254.3	233.5

Preferred dividend requirements, excluding mandatorily redeemable preferred securities subsequent to SFAS No. 150 implementation, adjusted to a pre-tax amount	.7	5.5	7.8	7.2	10.6	11.4

Total Fixed Charges and Preferred Dividends	$24.4	$105.9	$143.8	$197.4	$264.9	$244.9

Ratio of earnings to fixed charges and preferred dividends	1.61	2.59	2.48	2.35	3.63	2.46
(a)	Excludes losses on equity investments.
(b)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.
125 ____________________________________________________________________________________

Exhibit 12.3 Statements Re. Computation of Ratios
DELMARVA POWER & LIGHT COMPANY
	Three Months Ended	For the Year Ended December 31,
	March 31, 2004	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Net income	$22.4	$53.2	$ 49.7	$200.6	$141.8	$142.2

Income tax expense	15.7	36.4	33.7	139.9	81.5	95.3

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense (a)	9.0	37.0	42.6	68.5	77.1	77.8
Other interest	.7	2.7	3.6	3.4	7.5	6.1
Preferred dividend requirements of a subsidiary trust	-	2.8	5.7	5.7	5.7	5.7
Total fixed charges	9.7	42.5	51.9	77.6	90.3	89.6

Income before extraordinary item, income tax expense, and fixed charges	$47.8	$132.1	$135.3	$418.1	$313.6	$327.1

Ratio of earnings to fixed charges	4.93	3.11	2.61	5.39	3.47	3.65

Total fixed charges, shown above	$ 9.7	$42.5	$ 51.9	$ 77.6	$ 90.3	$ 89.6

Preferred dividend requirements, adjusted to a pre-tax amount	.3	1.7	2.9	6.3	7.7	7.4

Total fixed charges and preferred dividends	$10.0	$44.2	$ 54.8	$ 83.9	$ 98.0	$ 97.0

Ratio of earnings to fixed charges and preferred dividends	4.78	2.99	2.47	4.98	3.20	3.37
(a)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.
126 ____________________________________________________________________________________

Exhibit 12.4 Statements Re. Computation of Ratios
ATLANTIC CITY ELECTRIC COMPANY
	Three Months Ended	For the Year Ended December 31,
	March 31, 2004	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Income before extraordinary item	$ 6.8	$41.5	$ 28.2	$ 75.5	$ 54.4	$ 63.9

Income tax expense	4.8	27.3	16.3	46.7	36.7	49.3

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense (a)	15.4	62.8	53.1	62.2	76.2	60.6
Other interest	.7	2.6	2.4	3.3	4.5	3.8
Preferred dividend requirements of subsidiary trusts	-	1.8	7.6	7.6	7.6	7.6
Total fixed charges	16.1	67.2	63.1	73.1	88.3	72.0

Income before extraordinary item, income tax expense and fixed charges	$27.7	$136.0	$107.6	$195.3	$179.4	$185.2

Ratio of earnings to fixed charges	1.72	2.02	1.71	2.67	2.03	2.57

Total fixed charges, shown above	$16.1	$ 67.2	$ 63.1	$ 73.1	$ 88.3	$ 72.0

Preferred dividend requirements adjusted to a pre-tax amount	.2	.5	1.1	2.7	3.6	3.8

Total fixed charges and preferred dividends	$16.3	$ 67.7	$ 64.2	$ 75.8	$ 91.9	$ 75.8

Ratio of earnings to fixed charges and preferred dividends	1.70	2.01	1.68	2.58	1.95	2.44
(a)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.
127 ____________________________________________________________________________________

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

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 7, 2004		D. R. WRAASE Dennis R. Wraase President and Chief Executive Officer
128 _________________________________________________________________________________

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

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 7, 2004	A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer
129 _________________________________________________________________________________

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

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 7, 2004	D. R. WRAASE Dennis R. Wraase Chief Executive Officer
130 _________________________________________________________________________________

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

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 7, 2004		A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

131 _________________________________________________________________________________

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

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 7, 2004		T. S. SHAW Thomas S. Shaw Chief Executive Officer
132 _________________________________________________________________________________

Exhibit 31.6
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

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 7, 2004		A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer
133 _________________________________________________________________________________

Exhibit 31.7
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

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 7, 2004		JOSEPH M. RIGBY Joseph M. Rigby President and Chief Executive Officer
134 _________________________________________________________________________________

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

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 7, 2004		W. W. WILLIAMS Andrew W. Williams Chief Financial Officer
135 _________________________________________________________________________________

Exhibit 31.9
CERTIFICATION
I, Thomas S. Shaw, Chairman of Atlantic City Electric Transition Funding LLC, certify that:
1.	I have reviewed this report on Form 10-Q of Atlantic City Electric Transition Funding LLC and other reports containing distribution information for the period covered by this report.
2.

To the best of my knowledge, this report and the other reports I have reviewed do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading.

3.	To the best of my knowledge, the financial information required to be provided to the trustee under the governing documents of the issuer is included in these reports.
4.	To the best of my knowledge, Atlantic City Electric Company, the Servicer, has complied with its servicing obligations and minimum servicing standards.
Date: May 7, 2004	T. S. SHAW Thomas S. Shaw Chairman
136 _________________________________________________________________________________

Exhibit 32.1
Certificate of Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, President and Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Pepco Holdings, Inc., certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Pepco Holdings, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pepco Holdings, Inc.

May 7, 2004	D. R. WRAASE Dennis R. Wraase President and Chief Executive Officer
May 7, 2004	A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Pepco Holdings, Inc. and will be retained by Pepco Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

137 _________________________________________________________________________________

Exhibit 32.2
Certificate of Chief Executive Officer and Chief Financial Officer of Potomac Electric Power Company (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Potomac Electric Power Company, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Potomac Electric Power Company for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Potomac Electric Power Company.

May 7, 2004	D. R. WRAASE Dennis R. Wraase Chief Executive Officer
May 7, 2004	A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Potomac Electric Power Company and will be retained by Potomac Electric Power Company and furnished to the Securities and Exchange Commission or its staff upon request.

138 _________________________________________________________________________________

Exhibit 32.3
Certificate of Chief Executive Officer and Chief Financial Officer of Delmarva Power & Light Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, Chief Executive Officer, and I, Andrew W. Williams, Senior Vice President and Chief Financial Officer, of Delmarva Power & Light Company, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Delmarva Power & Light Company for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Delmarva Power & Light Company.

May 7, 2004	T. S. SHAW Thomas S. Shaw Chief Executive Officer
May 7, 2004	A. W. WILLIAMS Andrew W. Williams Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Delmarva Power & Light Company and will be retained by Delmarva Power & Light Company and furnished to the Securities and Exchange Commission or its staff upon request.

139 _________________________________________________________________________________

Exhibit 32.4
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (pursuant to 18 U.S.C. Section 1350)

     I, Joseph M. Rigby, President and Chief Executive Officer, and I, Andrew W. Williams, Chief Financial Officer, of Atlantic City Electric Company, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Atlantic City Electric Company for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

May 7, 2004	JOSEPH M. RIGBY Joseph M. Rigby President and Chief Executive Officer
May 7, 2004	A. W. WILLIAMS Andrew W. Williams Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Company and will be retained by Atlantic City Electric Company and furnished to the Securities and Exchange Commission or its staff upon request.

140 _________________________________________________________________________________

Exhibit 32.5
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Transition Funding, LLC (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, Chairman, and I, James P. Lavin, Chief Financial Officer, of Atlantic City Electric Transition Funding, LLC, certify that, to the best of my knowledge, the (i) Quarterly Report on Form 10-Q of Atlantic City Electric Transition Funding, LLC for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Transition Funding, LLC.

May 7, 2004	T. S. SHAW Thomas S. Shaw Chairman
May 7, 2004	JAMES P. LAVIN James P. Lavin Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Transition Funding, LLC and will be retained by Atlantic City Electric Transition Funding, LLC and furnished to the Securities and Exchange Commission or its staff upon request.

141 _________________________________________________________________________________

(b) Reports on Form 8-K
Current Reports on Form 8-K were filed or furnished by the following registrants for the quarter ended March 31, 2004:
PEPCO HOLDINGS

     A Current Report on Form 8-K was filed on January 16, 2004. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

     A Current Report on Form 8-K was filed on January 29, 2004. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

     A Current Report on Form 8-K was filed on February 26, 2004. The items reported on such Form 8-K were Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operation and Financial Condition).

     A Current Report on Form 8-K was filed on March 10, 2004. The items reported on such Form 8-K were Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure).

PEPCO

     A Current Report on Form 8-K was filed on March 23, 2004. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

DPL
None.
ACE
None.
ACE FUNDING
None.

142 _________________________________________________________________________________

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2004

PEPCO HOLDINGS, INC. (PHI)
POTOMAC ELECTRIC POWER COMPANY (Pepco)
DELMARVA POWER & LIGHT COMPANY (DPL)
ATLANTIC CITY ELECTRIC COMPANY (ACE)
  (Registrants)

By    A. W. WILLIAMS
        Andrew W. Williams
        Senior Vice President and
        Chief Financial Officer,
          PHI, Pepco and DPL
        Chief Financial Officer, ACE

May 7, 2004	ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC (Registrant) By JAMES P. LAVIN James P. Lavin Chief Financial Officer
143 _____________________________________________________________________________

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
12.1	PHI	Statements Re: Computation of Ratios
12.2	Pepco	Statements Re: Computation of Ratios
12.3	DPL	Statements Re: Computation of Ratios
12.4	ACE	Statements Re: Computation of Ratios
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.9	ACE Funding	Rule 13a-14(d)/15d-14(d) Certificate of Chief Executive Officer

INDEX TO EXHIBITS FURNISHED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.5	ACE Funding	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
144 _________________________________________________________________________________