Form 10-Q
period 2004-06-30
PEPCO HOLDINGS INC
filed 2004-08-06
CIK 1135971

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2004
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

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at June 30, 2004
Pepco Holdings	172,611,414 ($.01 par value)
Pepco	100 ($.01 par value) (a)
DPL	1,000 ($2.25 par value) (b)
ACE	8,546,017 ($3 par value)(b)
ACE Funding	None (c)
(a)	All voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv, a wholly owned subsidiary of Pepco Holdings.
(c)	All voting and non-voting common equity is owned by ACE.

     THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL, ACE, AND ACE FUNDING. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

________________________________________________________________________________

GLOSSARY OF TERMS
Term	Definition
ABO	Accumulated benefit obligation
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
Ancillary services	Generally, electricity generation reserves and reliability services
AOCI	Accumulated Other Comprehensive Income
APCA	New Jersey Air Pollution Control Act
Act	Medicare Prescription Drug, Improvement and Modernization Act of 2003
APB	Accounting Principles Board Opinion
APBO	Accumulated Post-Retirement Benefit Obligation
Asset Purchase and Sale Agreement	Asset Purchase and Sale Agreement, dated as of June 7, 2000 and subsequently amended, between Pepco and Mirant (formerly Southern Energy, Inc.) relating to the sale of Pepco's generation assets
Bankruptcy Court	Bankruptcy Court for the Northern District of Texas
BGS	Basic generation service (the supply of energy to customers in New Jersey who have not chosen a competitive supplier)
BTP	Bondable Transition Property
CAA	Clean Air Act
Competitive Energy Business	Consists of the business operations of Conectiv Energy and Pepco Energy Services
Conectiv	A wholly owned subsidiary of PHI which is a PUHCA holding company and the parent of DPL and ACE
Conectiv Energy	Conectiv Energy Holding Company and its subsidiaries
Conectiv Power Delivery (CPD)	The trade name under which DPL and ACE conduct their power delivery operations
CT	Combustion turbine
DCPSC	District of Columbia Public Service Commission
Debentures	Junior Subordinated Debentures
Delivery revenue	Revenue Pepco receives for delivering energy to its customers
District Court	U.S. District Court for the Northern District of Texas
DMEC	Delaware Municipal Electric Corporation
DPL	Delmarva Power & Light Company
DPSC	Delaware Public Service Commission
EDECA	New Jersey Electric Discount and Energy Competition Act
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
ERISA	Employment Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 45	FASB Interpretation No. 45, entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"
FIN 46	FASB Interpretation No. 46, entitled "Consolidation of Variable Interest Entities"
FIN 46R	FASB Interpretation No. 46 (revised December 2003), entitled "Consolidation of Variable Interest Entities"
FirstEnergy	FirstEnergy Corp., formerly Ohio Edison
FirstEnergy PPA	PPAs between Pepco and FirstEnergy Corp. and Allegheny Energy, Inc.
FSP	FASB Staff Position
i ________________________________________________________________________________
Term	Definition
FSP 106-2	FASB Staff Position 106-2, entitled "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003"
GAAP	Accounting principles generally accepted in the United States of America
GCR	Gas Cost Recovery
GPC	Generation Procurement Credit
LTIP	Long-Term Incentive Plan
Mirant	Mirant Corporation and certain of its subsidiaries
Mirant Pre-Petition Obligations	Unpaid obligations of Mirant to Pepco existing at the time of filing of Mirant's bankruptcy petition consisting primarily of payments due Pepco in respect of the PPA-Related Obligations
MPSC	Maryland Public Service Commission
NERC	North American Electric Reliability Counsel
NJBPU	New Jersey Board of Public Utilities
NJBPU Financing Orders	Bondable stranded costs rate orders issued by the NJBPU
NJDEP	New Jersey Department of Environmental Protection
NOx	Nitrogen oxide emissions
OCI	Other Comprehensive Income
OPC	Maryland Office of the People's Counsel
Other energy commodity activities	The competitive energy segments' commodity risk management and other energy market activities
Panda	Panda-Brandywine, L.P.
Panda PPA	PPA between Pepco and Panda
PCI	Potomac Capital Investment Corporation and its subsidiaries
Pepco	Potomac Electric Power Company
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
Pepco Holdings or PHI	Pepco Holdings, Inc.
Pepco TPA Claim	Pepco's $105 million allowed, pre-petition general unsecured claim against Mirant
Pepcom	Pepco Communications, Inc.
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort (the supply of energy to customers who have not chosen a competitive supplier)
PPA	Power Purchase Agreement
PPA-Related Obligations	Mirant's obligations to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA
Proprietary trading	Contracts entered into to take a view, capture market price changes, and/or put capital at risk
PSD	Prevention of Significant Deterioration provisions of the CAA
PUHCA	Public Utility Holding Company Act of 1935
RARC	Regulatory Asset Recovery Charge
RCN	RCN Corporation
Regulated electric revenues	Revenues for delivery (transmission and distribution) service and electricity supply service
SEC	Securities and Exchange Commission
Settlement Agreement	Amended Settlement Agreement and Release, dated as of October 24, 2003 between Pepco and the Mirant Parties
SFAS	Statement of Financial Accounting Standards
SFAS No. 5	Statement of Financial Accounting Standards No. 5, entitled "Accounting for Contingencies"
SFAS No. 123	Statement of Financial Accounting Standards No. 123, entitled "Accounting for Stock-Based Compensation"
ii ________________________________________________________________________________
Term	Definition
SFAS No. 131	Statement of Financial Accounting Standards No. 131, entitled "Disclosures About Segments of an Enterprise and Related Information"
SFAS No. 133	Statement of Financial Accounting Standards No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 148	Statement of Financial Accounting Standards No. 148 entitled "Accounting For Stock-Based Compensation - Transition and Disclosure"
SFAS No. 150	Statement of Financial Accounting Standards No. 150, entitled "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"
SMECO	Southern Maryland Electric Cooperative, Inc.
SMECO Agreement	Capacity purchase agreement between Pepco and SMECO
SO2	Sulfur dioxide emissions
SOS	Standard Offer Service (the supply of energy to customers in Maryland and the District of Columbia who have not chosen a competitive supplier)
Standard Offer Service revenue or SOS revenue	Revenue Pepco receives for the procurement of energy by Pepco for its SOS customers
Starpower	Starpower Communications, LLC
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
iii ________________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
_____________________________________________________________________________

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.
	Registrants
Item	Pepco Holdings	Pepco	DPL	ACE	ACE Funding
Consolidated Statements of Earnings	3	32	46	56	67
Consolidated Statements of Comprehensive Income	4	N/A	N/A	N/A	N/A
Consolidated Balance Sheets	5	33	47	57	68
Consolidated Statements of Cash Flows	7	35	49	59	69
Notes to Consolidated Financial Statements	8	36	50	60	70
1 _______________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK.
2 _____________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Millions, except $ per share data)
Operating Revenue	$1,691.5	$1,698.4	$3,455.6	$3,627.1

Operating Expenses
Fuel and purchased energy	956.0	1,081.5	2,023.0	2,381.9
Other operation and maintenance	352.1	311.7	711.0	682.1
Depreciation and amortization	109.4	103.9	222.2	207.9
Other taxes	64.2	60.5	136.2	122.5
Deferred electric service costs	(6.0)	1.5	9.0	1.5
Impairment losses	-	-	-	52.8
Gain on sale of assets	(14.7)	-	(26.8)	-
Total Operating Expenses	1,461.0	1,559.1	3,074.6	3,448.7

Operating Income	230.5	139.3	381.0	178.4

Other Income (Expenses)
Interest and dividend income	5.6	7.7	6.8	14.9
Interest expense	(92.1)	(91.1)	(184.7)	(180.2)
Income (loss) from equity investments	13.2	(2.5)	12.8	(5.9)
Impairment loss on equity investment	(11.2)	-	(11.2)	-
Other income	5.1	14.7	10.4	22.7
Other expenses	(1.2)	(4.8)	(1.9)	(6.9)
Total Other Expenses	(80.6)	(76.0)	(167.8)	(155.4)

Preferred Stock Dividend Requirements of Subsidiaries	0.8	5.8	1.5	12.4

Income Before Income Tax Expense (Benefit)	149.1	57.5	211.7	10.6

Income Tax Expense (Benefit)	58.7	20.4	70.1	(1.6)

Income Before Extraordinary Item	90.4	37.1	141.6	12.2

Extraordinary Item (net of tax of $4.1 million for the three and six months ended June 30, 2003)	-	5.9	-	5.9

Net Income	90.4	43.0	141.6	18.1

Retained Income at Beginning of Period	789.3	770.6	781.0	838.2

Dividends on Common Stock	(43.0)	(42.5)	(85.9)	(85.2)

Retained Income at End of Period	$ 836.7	$ 771.1	$ 836.7	$ 771.1

Average Common Shares Outstanding
Basic and Diluted	172.2	170.5	172.0	170.3

Basic and Diluted Earnings Per Share of Common Stock
Before extraordinary item	$.53	$.22	$.82	$.07
Extraordinary item	-	.03	-	.04
Total	$.53	$.25	$.82	$.11

The accompanying Notes are an integral part of these Consolidated Financial Statements.
3 ____________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Millions of Dollars)
Net income	$ 90.4	$ 43.0	$141.6	$ 18.1
Other comprehensive loss, net of taxes
Unrealized losses on commodity derivatives designated as cash flow hedges
Unrealized holding (losses) gain arising during period	(28.2)	(3.7)	(6.3)	17.1
Less: reclassification adjustment for gains included in net earnings	.7	13.6	2.2	23.5
Net unrealized losses on commodity derivatives	(28.9)	(17.3)	(8.5)	(6.4)
Realized gain on Treasury lock	3.0	2.9	5.9	5.9
Unrealized gains (losses) on interest rate swap agreements designated as cash flow hedges:
Unrealized holding gains (losses) arising during period	4.7	(5.4)	(4.3)	(5.8)
Less: reclassification adjustment for (losses) included in net earnings	(2.3)	(2.8)	(2.7)	(1.3)
Net unrealized gains (losses) on interest rate swaps	7.0	(2.6)	(1.6)	(4.5)
Unrealized (losses) gains on marketable securities:
Unrealized holding (losses) gains arising during period	(3.9)	1.3	(3.6)	1.9
Less: reclassification adjustment for gains included in net earnings	0.8	-	0.8	-
Net unrealized (losses) gains on marketable securities	(4.7)	1.3	(4.4)	1.9
Other comprehensive loss, before taxes	(23.6)	(15.7)	(8.6)	(3.1)
Income tax (benefit) expense	(9.5)	(5.9)	(2.9)	.9
Other comprehensive loss, net of taxes	(14.1)	(9.8)	(5.7)	(4.0)
Comprehensive income	$ 76.3	$ 33.2	$135.9	$ 14.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.
4 ___________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	June 30, 2004	December 31, 2003
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 79.7	$ 100.3
Restricted cash	1.0	.5
Restricted funds held by trustee	25.5	8.3
Marketable securities	4.2	28.7
Accounts receivable, less allowance for uncollectible accounts of $41.8 million and $43.5 million, respectively	1,222.6	1,136.3
Fuel, materials and supplies-at average cost	264.0	281.2
Prepaid expenses and other	101.0	73.6
Total Current Assets	1,698.0	1,628.9

INVESTMENTS AND OTHER ASSETS
Goodwill	1,432.3	1,432.3
Regulatory assets	1,452.4	1,497.6
Investment in finance leases held in trust	1,181.9	1,143.1
Investment in financing trusts	-	2.9
Prepaid pension expense	161.1	166.6
Other	517.3	541.0
Total Investments and Other Assets	4,745.0	4,783.5

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	10,815.4	10,747.2
Accumulated depreciation	(3,827.8)	(3,782.3)
Net Property, Plant and Equipment	6,987.6	6,964.9

TOTAL ASSETS	$13,430.6	$13,377.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.
5 ______________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2004	December 31, 2003
	(Millions of Dollars)

CURRENT LIABILITIES
Short-term debt	$ 927.0	$ 898.3
Accounts payable and accrued liabilities	666.3	699.6
Debentures issued to financing trust	-	25.8
Capital lease obligations due within one year	15.8	15.8
Interest and taxes accrued	83.0	96.8
Other	326.8	328.3
Total Current Liabilities	2,018.9	2,064.6

DEFERRED CREDITS
Regulatory liabilities	445.8	470.9
Income taxes	1,866.9	1,777.0
Investment tax credits	61.0	63.7
Other post-retirement benefit obligation	281.9	276.9
Other	265.4	284.9
Total Deferred Credits	2,921.0	2,873.4

LONG-TERM LIABILITIES
Long-term debt	4,663.2	4,588.9
Transition Bonds issued by ACE Funding	537.7	551.3
Debentures issued to financing trust	-	72.2
Mandatorily redeemable serial preferred stock	45.0	45.0
Capital lease obligations	113.2	115.4
Total Long-Term Liabilities	5,359.1	5,372.8

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK OF SUBSIDIARIES
Serial preferred stock	35.3	35.3
Redeemable serial preferred stock	27.9	27.9
Total preferred stock of subsidiaries	63.2	63.2

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, - authorized 400,000,000 shares - 172,611,414 shares and 171,769,448 shares outstanding, respectively	1.7	1.7
Premium on stock and other capital contributions	2,261.7	2,246.6
Capital stock expense	(3.3)	(3.3)
Accumulated other comprehensive loss	(28.4)	(22.7)
Retained income	836.7	781.0
Total Shareholders' Equity	3,068.4	3,003.3

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,430.6	$13,377.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.
6 ___________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$141.6	$ 18.1
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	-	(10.0)
Gain on sale of assets	(26.8)	-
Net (gain) loss on derivative contracts	(14.5)	50.4
Depreciation and amortization	222.2	207.9
Impairment loss	11.2	52.8
Rents received from leveraged leases under income earned	(39.6)	(34.9)
Deferred income taxes	43.9	72.9
Investment tax credit adjustments, net	(2.6)	(2.6)
Changes in:
Accounts receivable	(57.3)	190.4
Fuel, materials and supplies	17.3	9.8
Regulatory assets and liabilities	(11.6)	(32.2)
Other deferred charges	22.8	4.0
Prepaid expenses	(14.7)	(39.7)
Prepaid pension costs	5.5	6.0
Accounts payable and accrued liabilities	(23.0)	(227.4)
Interest and taxes accrued	(38.4)	79.5
Other post-retirement employee benefit obligation	9.6	10.7
Net Cash from Operating Activities	245.6	355.7

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(228.2)	(300.1)
Increase in restricted funds held by trustee	(11.3)	-
Proceeds from sale of assets	39.8	-
Proceeds from sales of marketable securities	40.1	187.5
Purchases of marketable securities	(19.2)	(184.0)
Proceeds from sales of other investments	15.1	11.5
Purchases of other investments	(.2)	(5.8)
Changes in restricted cash	(.5)	10.2
Net other investing activities	(3.0)	1.5
Net Cash Used By Investing Activities	(167.4)	(279.2)

FINANCING ACTIVITIES
Dividends paid on common stock	(85.9)	(85.2)
Dividends paid on preferred stock	(1.5)	(3.1)
Common stock issued for the Dividend Reinvestment Plan	15.0	13.2
Redemption of debentures issued to financing trust	(95.0)	-
Redemption of Trust Preferred Stock	-	(70.0)
Issuances of long-term debt	395.0	700.0
Reacquisition of long-term debt	(456.6)	(256.2)
Issuances (repayment) of short-term debt, net	143.0	(349.2)
Cost of issuances and financings	(10.4)	(6.9)
Net other financing activities	(2.4)	(2.3)
Net Cash used by Financing Activities	(98.8)	(59.7)

Net (decrease) increase in Cash and Cash Equivalents	(20.6)	16.8
Cash and Cash Equivalents at Beginning of Period	100.3	82.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 79.7	$ 99.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.
7 ___________________________________________________________________________

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
Power Delivery

     The largest component of PHI's business is power delivery, which consists of the transmission and distribution of electricity and the distribution of natural gas. Additionally, PHI's power delivery business provides default electricity supply to customers who do not choose a competitive supplier on terms that vary depending on the service territory. PHI's power delivery business is conducted by its subsidiaries Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL), and Atlantic City Electric Company (ACE), each of which is a regulated public utility in the jurisdictions in which it serves customers. DPL and ACE conduct their power delivery operations under the trade name Conectiv Power Delivery.

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

Other Non-Regulated

     This component of PHI's business is conducted through its subsidiaries Potomac Capital Investment Corporation (PCI) and Pepco Communications, Inc. (Pepcom). PCI manages a portfolio of financial investments, which primarily includes energy leveraged leases. During the second quarter of 2003, PHI

8 _____________________________________________________________________________

announced the discontinuation of further new investment activity by PCI. Pepco Holdings, through Pepcom, holds a 50% interest in Starpower Communications, LLC (Starpower), a Joint Venture with RCN Corporation (RCN).

     In the fourth quarter of 2003, Pepco Holdings recorded an impairment charge which reduced the carrying value of Pepcom's investment in Starpower to $39.2 million. The amount of the impairment charge was based on Pepco Holdings' intent to sell its investment and an assessment of the fair value of its investment at December 31, 2003. On July 28, 2004, Pepcom entered a contract with a third party for the sale of its 50% interest in Starpower ("the contract").

     Under a right of first refusal provision in the Starpower joint venture operating agreement between Pepcom and RCN, RCN has the right to match a third party's offer and enter into an agreement to purchase Pepcom's interest in Starpower within 60 days from the receipt of an offer notice from Pepcom.

     Based on the sales price in the contract and other related selling costs, Pepcom recorded an additional impairment charge of $11.2 million in the second quarter of 2004 reducing the value of Pepcom's equity investment in Starpower to $28 million at June 30, 2004.

     The sale of Pepcom's interest, whether to RCN or the third party, is subject to the receipt of all necessary regulatory approvals. At this time, it is not possible to predict when the sale of Pepcom's interest in Starpower will be completed.

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     Pepco Holdings' unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in PHI's Annual Report on Form 10-K/A for the year ended December 31, 2003. In the opinion of PHI's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco Holdings' financial condition as of June 30, 2004, in accordance with GAAP. Interim results for the three and six months ended June 30, 2004 may not be indicative of PHI's results that will be realized for the full year ending December 31, 2004, since its Power Delivery subsidiaries' sales of electric energy are seasonal. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

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

     As of June 30, 2004, Pepco Holdings did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its consolidated balance sheets; however, certain energy marketing obligations of Conectiv Energy were recorded.

FIN 46

     On December 31, 2003, FIN 46 was implemented by Pepco Holdings. FIN 46 was revised and superseded by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R) which clarified some of the provisions of FIN 46 and exempted certain entities from its requirements. The implementation of FIN 46R (including the evaluation of interests in purchase power arrangements) did not impact Pepco Holdings' financial condition or results of operations for the three or six months ended June 30, 2004.

     As part of the FIN 46R evaluation, Pepco Holdings reviewed its subsidiaries' power purchase agreements (PPAs), including its Non-Utility Generation (NUG) contracts, to determine (i) if the subsidiary's interest in each entity that is a counterparty to a PPA agreement was a variable interest, (ii) whether the entity was a variable interest entity and (iii) if so, whether Pepco Holdings' subsidiary was the primary beneficiary. Due to a variable element in the pricing structure of PPAs with four entities, including Pepco's agreement with Panda-Brandywine, L.P. (Panda), Pepco Holdings' subsidiaries potentially assume the variability in the operations of the plants of these entities and therefore have a variable interest in the entities. Pepco Holdings was unable to obtain sufficient information from these entities to conduct the analysis required under FIN 46R to determine whether these four entities were variable interest entities or if Pepco Holdings' subsidiaries were the primary beneficiary. As a result, Pepco Holdings has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information.

     Net purchase activities with these four entities in the quarters ended June 30, 2004 and 2003 were approximately $82 million and $74 million, respectively, of which approximately $77 million and $69 million, respectively, related to power purchases under the PPA agreements. Net purchase activities with these four entities for the six months ended June 30, 2004 and 2003 were approximately $169 million and $160 million, respectively, of which approximately $154 million and $148 million, respectively related to power purchases under the PPA agreements. Net purchase activities with these four entities in the years ended December 31, 2003, 2002 and 2001 were approximately $326 million, $316 million and $318 million, respectively, of which approximately $299 million, $295 million and $302 million, respectively related to power purchases under the PPA agreements. Pepco Holdings' exposure to loss under the Panda PPA is discussed in Note (4) Commitments and Contingencies, under "Relationship with Mirant Corporation." Pepco Holdings does not have loss exposure under the remaining three PPAs since cost recovery will be achieved from its customers through regulated rates.

10 ______________________________________________________________________________
EITF 03-11

     On January 1, 2004, Pepco Holdings implemented EITF Issue No. 03-11 (EITF 03-11), "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' and not 'Held for Trading Purposes' as Defined in EITF Issue No. 02-3, 'Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.'" As a result of the implementation of this EITF, $44.2 million and $81.6 million of operating revenues and operating expenses related to certain of Conectiv Energy's energy contracts are reported on a net basis in the accompanying consolidated statements of earnings for the three and six months ended June 30, 2004, respectively, as these energy contracts did not physically settle. Had EITF 03-11 been effective for the three and six months ended June 30, 2003, Pepco Holdings' operating revenues and operating expenses would have been reduced by $66.6 million and $103.7 million, respectively. The implementation of EITF 03-11 did not have an impact on Pepco Holdings' financial condition or earnings.

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended June 30, 2004 and 2003.
	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 8.4	$ 8.3	$ 2.4	$ 2.3
Interest cost	23.5	23.5	8.3	7.9
Expected return on plan assets	(32.3)	(26.9)	(2.8)	(2.0)
Amortization of prior service cost	.3	.3	-	-
Amortization of net (gain) loss	(1.3)	3.4	3.1	1.9
Net periodic benefit cost	$ (1.4)	$ 8.6	$11.0	$10.1
The following Pepco Holdings information is for the six months ended June 30, 2004 and 2003.
	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 18.0	$ 16.6	$ 4.8	$ 4.5
Interest cost	47.3	47.1	16.7	15.8
Expected return on plan assets	(62.1)	(53.9)	(5.7)	(4.0)
Amortization of prior service cost	.5	.6	-	-
Amortization of net loss	3.3	6.9	6.2	3.9
Net periodic benefit cost	$ 7.0	$ 17.3	$22.0	$20.2

     The actual components of net periodic benefit cost for the 2003 interim periods are not available. The component amounts presented above for the 2003 interim periods were calculated in proportion to the annual amounts presented in Pepco Holdings' financial statements for the year ended December 31, 2003. These component amounts are presented for comparison purposes only.

11 ______________________________________________________________________________
Pension

     The 2004 pension net periodic benefit cost for the three months ended June 30, of $(1.4) million includes $.2 million for Pepco, $1.5 million for ACE, and $(3.9) million for DPL. The 2004 pension net periodic benefit cost for the six months ended June 30, of $7.0 million includes $3.7 million for Pepco, $3.5 million for ACE, and $(4.4) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The 2003 pension net periodic benefit cost for the three months ended June 30, of $8.6 million includes $5.2 million for Pepco, $3.2 million for ACE, and $(1.4) million for DPL. The 2003 pension net periodic benefit cost for the six months ended June 30, of $17.3 million includes $10.3 million for Pepco, $6.4 million for ACE, and $(2.9) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings funding policy with regard to the pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2003 and 2002 PHI made discretionary tax-deductible cash contributions to the plan of $50 million and $35 million, respectively. PHI's defined benefit plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding and PHI projects no funding will be required in 2004. PHI may elect to make a discretionary tax-deductible contribution, if required to maintain its assets in excess of its ABO. As of June 30, 2004, no contributions have been made. The potential discretionary funding of the pension plan in 2004 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Post-Retirement Benefits

    The 2004 other post-retirement net periodic benefit cost for the three months ended June 30, of $11.0 million includes $4.5 million for Pepco, $2.5 million for ACE, and $2.3 million for DPL. The 2004 other post-retirement net periodic benefit cost for the six months ended June 30, of $22.0 million includes $9.0 million for Pepco, $4.9 million for ACE, and $4.7 million for DPL. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries. The 2003 other post-retirement net periodic benefit cost for the three months ended June 30, of $10.1 million includes $4.2 million for Pepco, $2.6 million for ACE, and $1.7 million for DPL. The 2003 other post-retirement net periodic benefit cost for the six months ended June 30, of $20.2 million includes $8.4 million for Pepco, $5.2 million for ACE, and $3.3 million for DPL. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries.

FASB Staff Position (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)

     The Act became effective on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     Pepco Holdings sponsors post-retirement health care plans that provide prescription drug benefits. Pepco Holdings did not elect the deferral of appropriate accounting permitted by the FASB Staff position (FSP) 106-1. The Accumulated Post-retirement Benefit Obligation (APBO) as of December 31, 2003

12 ______________________________________________________________________________

was reduced by $28 million to reflect the effects of the Act. For the three and six months ended June 30, 2004, Pepco Holdings' net periodic post-retirement benefit expense has been reduced to reflect the Act. It is estimated that the annual post-retirement benefit cost is reduced by approximately $4 million due to effects of the Act. This reduction includes both the decrease in the cost of future benefits being earned and an amortization of the APBO reduction over the future average working lifetime of the participants, or 13.5 years. The anticipated claims costs expected to be incurred have been adjusted to reflect the cost sharing between Medicare and Pepco Holdings. Participation rates have not been changed. In reflecting the effects of the Act, Pepco Holdings has determined which plans are eligible for Medicare cost sharing by analyzing the terms of each of its plans. It has recognized Medicare cost sharing for a plan only if Pepco Holdings' projected prescription drug coverage is expected to be at least as generous as the expected contribution by Medicare to a prescription drug plan not provided by Pepco Holdings.

     The effect of the subsidy on the three months ended June 30, 2004 other post-retirement net periodic benefit cost of $11.0 million is approximately a $.9 million reduction due to the subsidy. Approximately $.5 million is related to the amortization of the actuarial gain, and approximately $.4 million is a subsidy-related reduction in interest cost on the APBO. The effect of the subsidy on the six months ended June 30, 2004 other post-retirement net periodic benefit cost of $22.0 million is approximately a $1.9 million reduction due to the subsidy. Approximately $1.0 million is related to the amortization of the actuarial gain, and approximately $.9 million is a subsidy-related reduction in interest cost on the APBO.

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

Balance, December 31, 2003	$ 7.9
Adjustments during 2004	.3
Payments during 2004	(7.1)
Balance, June 30, 2004	$ 1.1
Substantially all of the severance liability accrued at June 30, 2004 will be paid through mid 2005. Employees have the option of taking severance payments in a lump sum or over a period of time.
Summarized Income Statement Information for Starpower

     Pepco Holdings, through a subsidiary of Pepcom, owns a 50% interest in Starpower. Unaudited summarized financial information for Starpower for the three and six months ended June 30, 2004, is as follows:

13 _____________________________________________________________________________
	Three Months Ended June 30	Six Months Ended June 30
	(Millions of Dollars)
Total Revenue	$19.4	$39.9
Cost of Sales	5.6	11.3
Gross Margin	13.8	28.6
Operating Expenses	10.0	20.6
Depreciation and Amortization	6.4	12.9
Loss	$(2.6)	$(4.9)

     As discussed in Note (1), Organization, herein, during the second quarter of 2004, Pepcom recorded an impairment of $11.2 million reducing the value of Pepcom's investment in Starpower to $28 million at June 30, 2004.

Stock-Based Compensation

     The objective of Pepco Holdings' Long-Term Incentive Plan (the LTIP) is to increase shareholder value by providing a long-term incentive to reward officers, key employees, and directors of Pepco Holdings and its subsidiaries and to increase the ownership of Pepco Holdings' common stock by such individuals. Any officer or key employee of Pepco Holdings or its subsidiaries may be designated by PHI's Board of Directors as a participant in the LTIP. Under the LTIP, awards to officers and key employees may be in the form of restricted stock, options, performance units, stock appreciation rights, or dividend equivalents. No awards were granted during the quarter or six months ended June 30, 2004.

     Pepco Holdings recognizes compensation costs for the LTIP based on the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the following table illustrates what the effect on net income and basic and diluted earnings per share would have been if Pepco Holdings had applied the fair value based method of expense recognition and measurement provisions of SFAS No. 123 to stock-based employee compensation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Millions, except Per Share Data)
Net Income, as reported	$90.4	$43.0	$141.6	$18.1
Add: Total stock-based employee compensation cost, net of related tax effects, included in net income as reported	.7	.1	1.4	.2
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(.9)	(.4)	(2.0)	(.9)
Pro forma net income	$90.2	$42.7	$141.0	$17.4
Basic and diluted earnings per share as reported	$ .53	$ .25	$ .82	$ .11
Pro forma basic and diluted earnings per share	$ .52	$ .25	$ .82	$ .10
14 _____________________________________________________________________________
Asset Sales

     During the second quarter of 2004, ACE and the City of Vineland, New Jersey finalized a condemnation settlement under which ACE transferred to the City of Vineland its distribution assets within the geographical limits of the City of Vineland and related customer accounts. The transaction resulted in a pre-tax gain of approximately $14.4 million, which is recorded as a reduction to operating expenses in the line item entitled "gain on sale of assets" in the accompanying consolidated statements of earnings.

     Also during the second quarter of 2004, Conectiv Energy recognized an $11.2 million pre-tax gain on a distribution from a joint-venture associated with the Vineland Cogeneration Limited Partnership (VCLP) a joint venture which owns a power and steam generation facility. Conectiv Energy, through various subsidiaries, owns 50% of VCLP. The distribution represents the proceeds from the sale of a non-utility generation contract held by the joint venture. The pre-tax gain is included in the line item entitled "income (loss) from equity investments" in the accompanying consolidated statements of earnings.

Debt
Conectiv Bethlehem Loan

     In June 2002, PHI's subsidiary Conectiv Bethlehem, LLC entered into a credit agreement with various banks and financial institutions under which it borrowed $335 million to finance construction of its combine cycle power plant in Bethlehem, Pennsylvania. On June 30, 2004, Conectiv Bethlehem exercised its right under the credit agreement to convert the construction loan to a two-year term loan. The term loan matures on June 30, 2006 but can be repaid anytime prior to maturity. The $335 million principal amount of the loan bears interest at a variable interest rate and is secured by a lien on the membership interests of Conectiv Bethlehem and all tangible, intangible and real property of Conectiv Bethlehem. Conectiv Bethlehem entered into an interest rate swap agreement which effectively converted, as of June 30, 2004, the variable interest rate on 81% of the term loan balance to a fixed rate of 4.15%. Conectiv Bethlehem is required to pay a total of approximately $35.6 million through principal payments that commence on December 30, 2004 that are made semiannually through December 2005, with the balance of the loan payable due on the maturity date of June 30, 2006. Under the credit agreement, all revenues received by Conectiv Bethlehem after June 30, 2004 must be deposited into an escrow account. The funds in the escrow account may be used only to make principal and interest payments, as required under the credit agreement, and to pay ongoing operating expenses of the plant, except that Conectiv Bethlehem is permitted to distribute excess cash (funds available after loan payments and operating expenses) out of the escrow account to its sole member, ACE REIT, Inc., an indirect subsidiary of PHI, during the 30 days following each semi-annual principal repayment date described above. Conectiv Bethlehem's primary source of revenues is a power sales agreement entered into with its affiliate, Conectiv Energy Supply, Inc. (CESI). CESI's obligations under the power sales agreement are guaranteed by Conectiv. The credit agreement contains a number of events of default that could be triggered by defaults on Conectiv or Conectiv Bethlehem debt, including bankruptcy, Conectiv Bethlehem's loss of collateral security, defaults by Conectiv Bethlehem under Conectiv Bethlehem project agreements such as the power sales agreement with CESI, and material adverse changes in Conectiv Bethlehem's regulatory status.

15 ______________________________________________________________________________
Other Long-Term Financing

     In April 2004, Pepco redeemed $100 million of 6.875% First Mortgage Bonds due 2023 at 102.66%, $75 million of 6.875% First Mortgage Bonds due 2024 at 103.10%, and $35 million of 7% Medium Term Notes due 2024 at 102.747%.

In April 2004, ACE issued $120 million of 5.80% Senior Notes due 2034. The notes are secured by a like amount of First Mortgage Bonds.
In April 2004, ACE Funding paid at maturity $4.2 million of 2.89% Transition Bonds.
In May 2004, ACE redeemed $62.5 million of 7% First Mortgage Bonds due 2023 at 102.88% and $75 million of 7% First Mortgage Bonds due 2028 at 102.91%.
In May 2004, ACE paid at maturity $9 million of 7.15% secured Medium Term Notes.
In May 2004, DPL redeemed $72.2 million of 8.125% Junior Subordinated Debentures due 2036 at par.
In June 2004, DPL paid at maturity $2.5 million of 6.95% First Mortgage Bonds.
In June 2004, Conectiv paid at maturity $50 million of 6.73% Medium Term Notes.
Effective Tax Rate

     PHI's effective tax rate for the three months ended June 30, 2004 was 39% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and tax benefits related to certain leveraged leases.

     PHI's effective tax rate for the three months ended June 30, 2003 was 34.5% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and tax benefits related to certain leveraged leases.

PHI's effective tax rate for the six months ended June 30, 2004 was 32.7% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit, including the benefit associated with the retroactive adjustment for the issuance of final consolidated tax return regulations by a local taxing authority), the flow-through of Deferred Investment Tax Credits and tax benefits related to certain leveraged leases partially offset by the flow-through of certain book tax depreciation differences. Excluding the retroactive local tax adjustment, the effective tax rate for the six months ended June 30, 2004 would have been 38.9%.

     PHI's effective tax rate for the six months ended June 30, 2003 was 12.0% benefit as compared to the federal statutory rate of 35%. The primary reason for the tax benefit is the favorable impact of tax benefits related to certain

16 _____________________________________________________________________________
leveraged leases on lower income before taxes that resulted from the CT contract cancellation and trading losses.
(3) SEGMENT INFORMATION

     Based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information," Pepco Holdings' management has identified its reportable segments at June 30, 2004 as Power Delivery, Conectiv Energy, Pepco Energy Services, and Other Non-Regulated. Prior to December 31, 2003, Pepco Holdings' Power Delivery business consisted of two reportable segments, Pepco and Conectiv Power Delivery. However, with the continued integration of the Power Delivery businesses, effective January 1, 2004 these two businesses represent a single segment. Additionally, during the quarter ended March 31, 2004, Pepco Holdings transferred several operating businesses from one reportable segment to another in order to better align their operations going forward. In accordance with the provisions of SFAS No. 131, results for the quarter and six months ended June 30, 2003 have been reclassified to conform to the current period segment presentation. Intercompany (intersegment) revenues and expenses are not eliminated at the segment level for purposes of presenting segment financial results. Elimination of these intercompany amounts is accomplished for Pepco Holdings' consolidated results through the "Corporate and Other" column. Segment financial information for the three and six months ended June 30, 2004 and 2003, is as follows.

17 _____________________________________________________________________________

	For the Three Months Ended June 30, 2004 (In Millions)
			Competitive Energy Segments
	Power Delivery		Conectiv Energy		Pepco Energy Services	Other Non- Regulated	(a) Corp. & Other	PHI Cons.
Operating Revenue	$1,073.5		$ 565.4	(b)	$243.5	$ 24.2	$ (215.1)	$ 1,691.5
Operating Expense	908.4	(b), (c)	531.1		238.4	1.6	(218.5)	1,461.0
Operating Income	165.1		34.3		5.1	22.6	3.4	230.5
Interest Expense	44.7		6.5		.6	10.2	30.1	92.1
Income Taxes	51.9		16.1		1.8	(1.3)	(9.8)	58.7
Net Income (loss)	$ 72.5		$ 24.5	(d)	$ 3.3	$ 6.9 (e)	$ (16.8)	$ 90.4
Total Assets	$8,448.3		$1,979.1		$534.1	$1,353.4	$1,115.7	$13,430.6
(a)

Includes unallocated Pepco Holdings (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002. Intercompany eliminations are also included in this line item. Additionally, this line item for "total assets" also includes Pepco Holdings' goodwill balance.

(b)	Power Delivery purchased electric energy, electric capacity and natural gas from Conectiv Energy in the amount of $149.3 million for the three months ended June 30, 2004.
(c)	Power Delivery recognized a $14.4 million gain from the condemnation settlement associated with the transfer of Vineland distribution assets.
(d)	Conectiv Energy recognized an $11.2 million pre-tax gain ($6.6 million after-tax) from the disposition of a joint venture associated with the Vineland co-generation facility.
(e)	This amount includes the $11.2 million pre-tax impairment charge ($7.3 million after-tax) used to reduce the value of the Starpower investment to $28 million at June 30, 2004.

	For the Three Months Ended June 30, 2003 (In Millions)
			Competitive Energy Segments
	Power Delivery		Conectiv Energy		Pepco Energy Services	Other Non- Regulated	(a) Corp. & Other	PHI Cons.
Operating Revenue	$ 911.5		$ 703.5	(b)	$248.6	$ 26.1	$ (191.3)	$1,698.4
Operating Expense	807.6	(b)	692.2		247.6	4.2	(192.5)	1,559.1
Operating Income	103.9		11.3		1.0	21.9	1.2	139.3
Interest Expense	44.5		4.9		2.4	13.7	25.6	91.1
Income Taxes	24.9		4.3		0.1	0.8	(9.7)	20.4
Extraordinary item (net of tax expense of $4.1 million)	5.9		-		-	-	-	5.9
Net Income (loss)	$ 44.2		$ 4.5		$ 2.0	$ 9.7	$ (17.4)	$ 43.0
Total Assets	$8,103.9		$1,937.0		$513.2	$1,565.2	$1,160.9	$13,280.2
(a)

Includes unallocated Pepco Holdings (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002. Intercompany eliminations are also included in this line item. Additionally, this line item for "total assets" also includes Pepco Holdings' goodwill balance.

(b)	Power Delivery purchased electric energy, electric capacity and natural gas from Conectiv Energy in the amount of $140.2 million for the three months ended June 30, 2003.
18 _____________________________________________________________________________

	For the Six Months Ended June 30, 2004 (In Millions)
			Competitive Energy Segments
	Power Delivery		Conectiv Energy		Pepco Energy Services	Other Non- Regulated	(a) Corp. & Other	PHI Cons.
Operating Revenue	$2,112.7		$1,153.2	(b)	$554.2	$ 45.3	$ (409.8)	$ 3,455.6
Operating Expense	1,839.1	(b), (d)	1,103.4		546.5	(1.7)(e)	(412.7)	3,074.6
Operating Income	273.6		49.8		7.7	47.0	2.9	381.0
Interest Expense	91.0		13.1		1.1	20.2	59.3	184.7
Income Taxes (c)	79.1		19.5		1.2	(7.1)	(22.6)	70.1
Net Income (loss)	$ 113.3		$ 29.6	(f)	$ 6.4	$ 27.0 (g)	$ (34.7)	$ 141.6
Total Assets	$8,448.3		$1,979.1		$534.1	$1,353.4	$1,115.7	$13,430.6
(a)

Includes unallocated Pepco Holdings (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002. Intercompany eliminations are also included in this line item. Additionally, this line item for "total assets" also includes Pepco Holdings' goodwill balance.

(b)	Power Delivery purchased electric energy, electric capacity and natural gas from Conectiv Energy in the amount of $297.3 million for the six months ended June 30, 2004.
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

(d)

Power Delivery recognized a $14.4 million gain from the condemnation settlement associated with the transfer of Vineland distribution assets. Also, Power Delivery recorded a $6.6 million gain from the sale of non-utility land during the first quarter of 2004.

(e)	Other Non-Regulated recorded a $5.5 million gain from the sale of two aircraft during the first quarter of 2004.
(f)	Conectiv Energy recognized an $11.2 million pre-tax gain ($6.6 million after-tax) from the disposition of a joint venture associated with the Vineland co-generation facility.
(g)	This amount includes the $11.2 million pre-tax impairment charge ($7.3 million after-tax) to reduce the value of the Starpower investment to $28 million at June 30, 2004.
	For the Six Months Ended June 30, 2003 (In Millions)
			Competitive Energy Segments
	Power Delivery		Conectiv Energy		Pepco Energy Services	Other Non- Regulated	(a) Corp. & Other		PHI Cons.
Operating Revenue	$1,880.6		$1,531.7	(b),(d)	$581.0	$ 52.4	$ (418.6)		$3,627.1
Operating Expense	1,650.4	(b)	1,672.4	(c)	585.2	8.3	(467.6)	(c)	3,448.7
Operating Income (loss)	230.2		(140.7)		(4.2)	44.1	49.0		178.4
Interest Expense	91.2		7.8		4.5	27.5	49.2		180.2
Income Taxes	59.4		(59.0)		(2.5)	1.5	(1.0)		(1.6)
Extraordinary item (net of tax expense of $4.1 million)	5.9		-		-	-	-		5.9
Net Income (loss)	$ 93.2		$ (86.0)		$ (2.4)	$ 18.1	$ (4.8)		$ 18.1
Total Assets	$8,103.9		$1,937.0		$513.2	$1,565.2	$1,160.9		$13,280.2
(a)

Includes unallocated Pepco Holdings (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002. Intercompany eliminations are also included in this line item. Additionally, this line item for "total assets" also includes Pepco Holdings' goodwill balance.

(b)	Power Delivery purchased electric energy, electric capacity and natural gas from Conectiv Energy in the amount of $307.6 million for the six months ended June 30, 2003.
(c)

Conectiv Energy's results include a charge of $110.7 million related to a combustion turbine (CT) cancellation. This unfavorable impact at Conectiv Energy is partially offset by $57.9 million in Corp. & Other related to the reversal of a purchase accounting fair value adjustment made on the date of the merger related to the CT contract.

(d)	This amount includes the unfavorable impact resulting from net trading losses of approximately $44 million incurred prior to the cessation of proprietary trading.
19 _____________________________________________________________________________

(4) COMMITMENTS AND CONTINGENCIES
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc., pursuant to an Asset Purchase and Sale Agreement. As part of the Asset Purchase and Sale Agreement, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries (collectively, Mirant). On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court).

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco Holdings and Pepco. However, management currently believes that Pepco Holdings and Pepco currently have sufficient cash, cash flow and borrowing capacity under their credit facilities and in the capital markets to be able to satisfy any additional cash requirements that have arisen or may arise due to the Mirant bankruptcy. Accordingly, management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco Holdings or Pepco to fulfill their contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of either company.

Transition Power Agreements

     For a discussion of the Transition Power Agreements between Pepco and Mirant and the amendment of these agreements in connection with the Mirant bankruptcy, see Note 4, "Commitments and Contingencies," to the financial statements of Pepco Holdings included in Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

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

20 _____________________________________________________________________________
Pepco Pre-Petition Claims

     For a discussion of the claims that Pepco has filed against Mirant with respect to amounts owed by Mirant to Pepco under the PPAs at the time of the filing of Mirant's bankruptcy petition and the accounting treatment of these claims, see Note 4, "Commitments and Contingencies," to the financial statements of Pepco Holdings included in Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Mirant's Attempt to Reject the PPA-Related Obligations
On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations.

     Upon motions filed by Pepco and the Federal Energy Regulatory Commission (FERC), on October 9, 2003, the U.S. District Court for the Northern District of Texas (the District Court) withdrew jurisdiction over the rejection proceedings from the Bankruptcy Court. On December 23, 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations. The District Court's decision was appealed by Mirant and The Official Committee of Unsecured Creditors of Mirant Corporation in the U.S. Court of Appeals for the Fifth Circuit. Oral argument on the appeal was heard on May 5, 2004. On August 4, 2004 the Court of Appeals remanded the case to the District Court saying that it has jurisdiction to rule on the merits of Mirant's rejection motion, suggesting that in doing so the court apply a "more rigorous standard" than the business judgment rule usually applied by bankruptcy courts in ruling on rejection motions, and noting that there are other "important issues which must still be resolved before a decision on the merits would be appropriate." The Court of Appeals affirmed the District Court's order vacating the injunctions against FERC, on the basis that the injunctions were too broad.

     Pepco is exercising all available legal remedies and vigorously opposing Mirant's attempt to reject the PPA-Related Obligations in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of Mirant's efforts to reject the PPA-Related Obligations is uncertain.

     In accordance with the Bankruptcy Court's order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of the ongoing proceedings. However, if Mirant ultimately is successful in rejecting, and is otherwise permitted to stop performing the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event September 18, 2003, is determined to be the effective date of rejection, is approximately $93.1 million as of August 1, 2004. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the period July 14, 2003 (the date on which Mirant filed its bankruptcy petition) to September 18, 2003, on the theory that Mirant did

21 _____________________________________________________________________________

not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.5 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected. If Pepco were required to repay any such amounts for either period, the payment would be expensed at the time the payment is made.

     The following are estimates prepared by Pepco of its potential future exposure if Mirant's motion to reject its PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of August 1, 2004, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of August 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 5.9 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 5.0 cents per kilowatt hour, Pepco estimates that it would cost approximately $16 million for the remainder of 2004, and $32 million in 2005, the last year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of August 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 16.8 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 7.4 cents per kilowatt hour, Pepco estimates that it would cost approximately $17 million for the remainder of 2004, $35 million in 2005, and $36 million in 2006 and approximately $35 million to $50 million annually thereafter through the 2021 contract termination date.

     The ability of Pepco to recover from the Mirant bankruptcy estate in respect to the Mirant Pre-Petition Obligations and damages if the PPA-Related Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

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

22 _____________________________________________________________________________

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

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. For a discussion of the status of this agreement in the context of the Mirant bankruptcy, see Note 4, "Commitments and Contingencies," to the financial statements of Pepco Holdings included in Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Proposed Federal Tax Legislation Affecting Cross-border=0Leases

     The assets of PCI include a cross-border=0energy lease portfolio with a book value of approximately $1.2 billion at June 30, 2004. The U.S. House of Representatives recently passed legislation (HR4520), that would apply new passive loss limitation rules prospectively to, generally, any new leases (including cross-border=0leases) entered into after March 12, 2004 with tax indifferent parties (i.e., municipalities and tax exempt or governmental entities). Cross-border=0leases are leases by a US taxpayer of property located in a foreign country. All of PCI's cross-border=0leases are with tax indifferent parties and were entered into prior to 2004. Therefore, the House's proposed legislation would not affect PCI's existing leases. Legislation was also passed by the U.S. Senate (S1637) on May 11, 2004, that may jeopardize the tax benefits received by leaseholders, including PCI, from existing cross-border=0leases. The Senate's legislation provides for new passive loss limitation rules that would generally be applied to, among other leases, currently existing cross-border=0lease agreements, including PCI's cross-border=0leases, for taxable years beginning after January 31, 2004. Enactment into law of the Senate bill in its current form could result in a material delay of the income tax benefits that PCI would receive in connection with PCI's cross-border=0leases and thereby adversely affect PHI's cash-flow, but would not have an impact on the total tax benefits to be received from PCI's cross-border=0leases. In accordance with Financial Accounting Standard 13, Accounting for Leases, PCI's book value of the leases would not be affected by enactment of the Senate bill because the total estimated net income from the leases would be unchanged. However, if another event were to result in a change to the total estimated net income from the leases, PCI would be required to adjust the book value of its leveraged leases in accordance with Financial Accounting Standard 13, which adjustment would take into account the effect of the delayed income tax benefits resulting from enactment of the Senate bill. The House and Senate are scheduled in the future to hold a conference to reconcile the differences in the two bills to determine the final legislation and, accordingly, the outcome of these legislative proposals is unknown at this time.

23 _____________________________________________________________________________
DPL and Conectiv Energy Litigation

     On December 2, 2001, Enron North America Corp. and several of its affiliates filed for protection under the United States Bankruptcy Code. In December 2001, DPL and Conectiv Energy terminated all energy trading transactions under various agreements with Enron. In late January 2003, Enron filed an adversary complaint against Conectiv Energy in the Bankruptcy Court for the Southern District of New York. The complaint sought, among other things, damages in the amount of approximately $11.7 million and a declaration that provisions permitting Conectiv Energy to set off amounts owed by Enron under certain agreements against amounts owed by Conectiv Energy under other agreements were unenforceable.

     On June 3, 2004, the bankruptcy court approved a settlement among Enron, several Enron affiliates, Conectiv Energy and DPL pursuant to which Conectiv Energy paid Enron an agreed settlement amount that was less than the $11.7 million damages Enron sought and the parties released all claims against each other. Conectiv Energy had previously established a reserve in an amount equal to the agreed settlement payment. Accordingly, the settlement will not have an effect on earnings.

Rate Proceedings

     On February 3, 2003, ACE filed a petition with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution rates and Regulatory Asset Recovery Charge (RARC) in New Jersey. In its most recent submission, made on February 20, 2004, ACE proposed an overall rate increase of approximately $35.1 million, consisting of a $30.6 million increase in distribution rates and a $4.5 million increase in RARC. Hearings were held before an Administrative Law Judge in late March and early April 2004. At the hearing held on April 6, 2004, the Ratepayer Advocate proposed an annual rate decrease of $4.5 million, modifying its earlier proposal that rates be decreased by $11.7 million annually. The Rate Payer Advocate and Staff of the NJBPU filed their briefs on August 4, 2004 and August 5, 2004, respectively. ACE is in the process of assessing their litigation positions set forth in these briefs. ACE cannot predict the outcome of this proceeding.

     On April 15, 2004, ACE filed testimony with the NJBPU initiating a Phase II to the base rate proceeding described above. In 2003, the NJBPU had consolidated into the base rate proceeding outstanding issues from several other proceedings that will be addressed in Phase II, including: a) a review of whether ACE complied in all material respects with a prior NJBPU order authorizing the transfer of ACE's combustion turbine generation facilities to Conectiv Atlantic Generation, LLC, an unregulated affiliate; b) recovery by ACE of possible additional stranded costs associated with ACE's B.L. England generating facility; c) recovery by ACE of certain operations and maintenance costs associated with B.L. England and other ACE generation facilities; d) recovery by ACE of $30.8 million of actual deferred restructuring costs related to the restructuring of ACE's electric utility business under the New Jersey Electric Discount and Energy Competition Act (EDECA); e) recovery by ACE of $5.1 million of transaction costs associated with ACE's efforts to divest its fossil-fired generation facilities in connection with EDECA; f) recovery by ACE of $3.2 million of transaction costs related to a recently concluded arbitration proceeding involving the way in which the price is determined for the purchase of power from an unaffiliated non-utility generator; and g) recovery by ACE of costs associated with capacity purchases from an affiliate, Conectiv Energy Supply, Inc., during the period August 1999 through July 2000. ACE cannot predict the outcome of the Phase II proceeding.

24 _____________________________________________________________________________

     On February 13, 2004, DPL filed with the Delaware Public Service Commission (DPSC) for a change in electric ancillary service rates that would have an aggregate effect of increasing annual Delaware electric revenues by $13.1 million or 2.4%. This filing was prompted by the increasing ancillary service costs charged to DPL by PJM. The proposed rates went into effect on March 15, 2004, subject to refund. On June 22, 2004, the DPSC approved a settlement agreement that provides for an increase that will have an aggregate effect of increasing annual Delaware electric revenues by $12.4 million, or 2.3%, with rates effective June 23, 2004. The approved increase was slightly less than the proposed increase that went into effect on March 15, 2004. The resulting estimated over-collection of $75,000 was donated by DPL to the State of Delaware Low Income Fund administered by the Delaware Department of Human Services on July 15, 2004.

     On August 29, 2003, DPL submitted its annual Gas Cost Recovery (GCR) rate filing to the DPSC. In its filing, DPL sought to increase its GCR rate by approximately 15.8% in anticipation of increasing natural gas commodity costs. The GCR rate, which permits DPL to recover its procurement gas costs through customer rates, became effective November 1, 2003 and was subject to refund pending evidentiary hearings that were held on April 19, 2004. No party has proposed to modify DPL's proposed GCR rate, thus no refund is required. However, DPSC Staff has suggested prospective modifications to the program by which DPL hedges price risk for its gas purchases. Briefs were filed by the parties and the Hearing Examiner issued his recommendations on July 15, 2004. The Hearing Examiner recommended that the DPSC approve the GCR rate as filed. A final order in this case is expected to be rendered during August 2004.

     In compliance with the merger settlement approved by the MPSC in connection with the merger of Pepco and Conectiv, on December 4, 2003, DPL and Pepco submitted filings to establish electric distribution rates in Maryland effective July 1, 2004, which will remain in effect until the distribution rate freeze/caps implemented in connection with merger end on December 31, 2006. On June 15, 2004, the MPSC approved a rate increase of $1.1 million that became effective July 1, 2004 for DPL's non-residential customers to offset the nuclear decommissioning equivalent decrease that became effective July 1, 2003. With limited exceptions, the merger settlement does not permit DPL to further increase distribution rates until after December 31, 2006. The merger settlement also provides that, with limited exceptions, Pepco's distribution rates cannot be increased until after December 31, 2006 and can only decrease or remain unchanged between July 1, 2004 and December 31, 2006. On July 6, 2004, the MPSC issued an order providing that Pepco's existing rates will not be reduced as of July 1, 2004.

Restructuring Deferral

     For a discussion of the history of ACE's restructuring deferral proceeding under the New Jersey Electric Discount and Energy Competition Act (EDECA), see Note (14), "Commitments and Contingencies" to the Financial Statements of Pepco Holdings included in Pepco Holdings' Annual Report on Form 10-K/A for the year ended December 31, 2003. On July 8, 2004, the NJBPU issued its final order in the restructuring deferral proceeding. The final order did not modify the amount of the disallowances set forth in the summary order issued on July 31, 2003, but did provide a much more detailed analysis of evidence and other information relied on by the NJBPU as justification for the disallowances. ACE believes the record does not justify the level of disallowance imposed by the NJBPU. ACE is evaluating its options related to this decision, which could include an appeal or a post-order settlement. ACE has 45 days from the date of the order to file an appeal.

25 _____________________________________________________________________________
Standard Offer Service
District of Columbia

     On March 1, 2004, the DCPSC issued an order adopting the "wholesale" model for Standard Offer Service (SOS) in the District of Columbia after fixed rate SOS ends February 7, 2005. Under the wholesale model, Pepco will continue as the SOS provider after February 7, 2005. Several parties have filed applications for reconsideration of the order adopting the wholesale model currently pending before the DCPSC. The DCPSC held hearings on June 23-24, 2004, to determine what margin, if any, Pepco would earn on the supply component of SOS sales after February 7, 2005. Pepco cannot predict the outcome of this proceeding.

     In December 2003, the DCPSC issued an order adopting terms and conditions that would apply if the wholesale SOS model were adopted. Pepco and most of the other parties in the case filed applications for reconsideration and/or clarification of various parts of this order, and on March 1, 2004, the DCPSC granted in part and denied in part the applications for reconsideration and/or clarification. Because the DCPSC changed certain rules in its order granting in part and denying in part applications for reconsideration of the wholesale SOS terms and conditions, several parties filed for reconsideration of the March 1, 2004 order. Those applications for reconsideration are pending decision by the DCPSC. During the hearings held on June 23-24, 2004, regarding SOS margin, the DCPSC also considered the amount of the administrative charge that Pepco may collect for providing SOS after February 7, 2005. The DCPSC has stated that it intends to issue a decision concerning the administrative charge by August 26, 2004.

Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of June 30, 2004, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	Conectiv	PCI	Total
Energy marketing obligations of Conectiv Energy (1)	$160.2	$ 6.5	$ -	$166.7
Energy procurement obligations of Pepco Energy Services (1)	5.7	-	-	5.7
Standby letters of credit of Pepco Holdings (2)	5.5	-	-	5.5
Guaranteed lease residual values (3)	-	6.0	-	6.0
Loan agreement (4)	13.1	-	-	13.1
Construction performance guarantees (5)	-	4.1	-	4.1
Other (6)	14.9	4.1	5.5	24.5
Total	$199.4	$20.7	$5.5	$225.6
26 _____________________________________________________________________________
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

3.

Subsidiaries of Conectiv have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of June 30, 2004, obligations under the guarantees were approximately $6.0 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of requiring payment under the guarantee is remote.

4.

Pepco Holdings has issued a guarantee on the behalf of a subsidiary's 50% unconsolidated investment in a limited liability company for repayment borrowings under a loan agreement of approximately $13.1 million.

5.	Conectiv has performance obligations of $4.1 million relating to obligations to third party suppliers of equipment.
6.	Other guarantees comprise:
	•	Pepco Holdings has guaranteed payment of a bond issued by a subsidiary of $14.9 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
	•	Conectiv has guaranteed a subsidiary building lease of $4.1 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
•

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications LLC. In addition, PCI has agreed to indemnify RCN for 50% of any payments RCN makes under the Starpower franchise and construction performance bonds.  As of June 30, 2004, the guarantees cover the remaining $3.4 million in rental obligations and $2.1 million in franchise and construction performance bonds issued.

     In addition, in connection with the Conectiv Bethlehem term-loan, Conectiv provides a guarantee associated with Conectiv Energy's agreement to purchase energy and capacity from Conectiv Bethlehem and other guarantees related to obligations of Pepco Holdings subsidiaries under agreements related to constructing and operating the Conectiv Bethlehem mid-merit plant. Generally, Conectiv's guarantee obligations do not exceed the amount of the debt outstanding under term loan and do not guarantee Conectiv Bethlehem's

27 _____________________________________________________________________________
obligation to repay the debt. As of June 30, 2004, the outstanding balance under the Conectiv Bethlehem credit facility was $335.0 million.

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

Dividends
On July 22, 2004, Pepco Holdings' Board of Directors declared a dividend on common stock of 25 cents per share payable September 30, 2004, to shareholders of record on September 10, 2004.
(5) USE OF DERIVATIVES IN ENERGY AND INTEREST RATE HEDGING ACTIVITIES

     PHI accounts for its derivative activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by subsequent pronouncements. See the "Accounting for Derivatives" discussion in Note 3 to the Consolidated Financial Statements of PHI included in PHI's Annual Report on Form 10-K/A for the year ended December 31, 2003, for a discussion of the accounting treatment of the derivatives used by PHI and its subsidiaries.

     PHI's competitive energy segments use derivative instruments primarily to reduce their financial exposure to changes in the value of their assets and obligations due to commodity price fluctuations. The derivative instruments used by the competitive energy segments include forward contracts, futures, swaps, and exchange-traded and over-the-counter options. In addition, the competitive energy segments also manage commodity risk with contracts that are not classified as derivatives. The primary goals of this activity are to manage the spread between the cost of fuel used to operate electric generation plants and the revenue received from the sale of the power produced by those plants and manage the spread between retail sales commitments and the cost of supply used to service those commitments in order to ensure stable and known minimum cash flows and fix favorable prices and margins when they become available. To a lesser extent, Conectiv Energy also engages in market activities in an effort to profit from short-term geographical price differentials in electricity prices among markets. PHI collectively refers to these energy market activities, including its commodity risk management activities, as "other energy commodity" activities and identifies this activity separate from that of the discontinued proprietary trading activity described below.

     As of March 2003, Conectiv Energy ceased all proprietary trading activities, which generally consisted of the entry into contracts to take a view of market direction, capture market price change, and put capital at risk. PHI's competitive energy segments are no longer engaged in proprietary trading; however, the market exposure under certain contracts entered into

28 _____________________________________________________________________________

prior to cessation of proprietary trading activities was not eliminated due to the illiquid market environment to execute such elimination. These illiquid contracts will remain in place until they are terminated and their values are realized.

     PHI and its subsidiaries also use derivative instruments from time to time to mitigate the effects of fluctuating interest rates on debt incurred in connection with the operation of their business. In June 2002, PHI entered into several treasury lock transactions in anticipation of the issuance of several series of fixed rate debt commencing in July 2002. Based on this transaction, there remains a loss balance of $50.7 million in Accumulated Other Comprehensive Income (AOCI) at June 30, 2004. The portion expected to be reclassified to earnings during the next 12 months is $7.0 million. In addition, Conectiv Bethlehem entered into an interest rate swap agreement which effectively converted, as of June 30, 2004, approximately 81% of the notional amount outstanding on Conectiv Bethlehem's term loan from a variable interest rate to a fixed interest rate and interest rate swaps are in support of PCI's medium-term note program.

     The table below provides detail on effective cash flow hedges under SFAS 133 included in PHI's consolidated balance sheet as of June 30, 2004. Under SFAS 133, cash flow hedges are marked-to-market on the balance sheet with corresponding adjustments to AOCI. The data in the table indicates the magnitude of the effective cash flow hedges by hedge type (i.e., other energy commodity and interest rate hedges), maximum term, and portion expected to be reclassified to earnings during the next 12 months.

Cash Flow Hedges Included in Accumulated Other Comprehensive Loss As of June 30, 2004 (Dollars in Millions)
Contracts	Accumulated AOCI (Loss) After Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
Other Energy Commodity	$ 26.9	$ 25.0	43 months
Interest Rate	(55.3)	(9.4)	22 months
Total	$(28.4)	$ 15.6
29 _____________________________________________________________________________

     The following table shows, in millions of dollars, the pre-tax gain or (loss) recognized but not realized in earnings for cash flow hedge ineffectiveness for the six months ended June 30, 2004 and 2003, and where they were reported in PHI's Consolidated Statements of Earnings during the period.

	June 30, 2004	June 30, 2003
Revenue	$(6.7)	$ 0.2
Cost of Goods Sold	.1	(0.7)
Total	$(6.6)	$(0.5)

     For the six months ended June 30, 2003, gains totaling $10.3 million ($6.2 million after tax) were reclassified out of other comprehensive income to earnings because the forecasted hedged transactions were deemed no longer probable.

     In connection with their other energy commodity activities and discontinued proprietary trading activities, PHI's competitive energy segments hold certain derivatives that do not qualify as hedges. Under SFAS 133, these derivatives are marked-to-market through earnings with corresponding adjustments on the balance sheet. The pre-tax gains (losses) on these derivatives are summarized in the following table, in millions of dollars, for the six months ended June 30, 2004 and 2003.

	June 30, 2004	June 30, 2003
Proprietary Trading	$(0.2)	$(66.8)
Other Energy Commodity	8.2	15.9
Total	$ 8.0	$(50.9)
30 _____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
31 _____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Millions of Dollars)

Operating Revenue	$461.2	$370.1	$830.8	$703.5
Operating Expenses
Fuel and purchased energy	233.3	164.6	407.0	298.8
Other operation and maintenance	63.4	57.9	130.5	117.6
Depreciation and amortization	42.2	42.4	86.1	83.7
Other taxes	58.7	44.9	115.2	89.9
Gain on sale of asset	-	-	(6.6)	-
Total Operating Expenses	397.6	309.8	732.2	590.0
Operating Income	63.6	60.3	98.6	113.5
Other Income (Expenses)
Interest and dividend income	0.1	1.1	0.1	2.3
Interest expense	(20.2)	(19.3)	(40.4)	(38.6)
Other income	1.6	3.5	3.0	4.8
Other expenses	(0.2)	(1.5)	(0.7)	(3.0)
Total Other Expenses	(18.7)	(16.2)	(38.0)	(34.5)

Distributions on Preferred Securities of Subsidiary Trust	-	2.3	-	4.6

Income Before Income Tax Expense	44.9	41.8	60.6	74.4

Income Tax Expense	18.8	17.2	25.0	29.8

Net Income	26.1	24.6	35.6	44.6

Dividends on Redeemable Serial Preferred Stock	0.4	1.3	0.8	2.5

Earnings Available for Common Stock	25.7	23.3	34.8	42.1

Retained Income at Beginning of Period	502.6	472.0	505.3	468.9

Dividend of Investment to Pepco Holdings	(2.1)	-	(2.1)	-

Dividends paid to Pepco Holdings	(30.4)	(31.4)	(42.2)	(47.1)

Retained Income at End of Period	$495.8	$463.9	$495.8	$463.9

The accompanying Notes are an integral part of these Financial Statements.
32 _____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
	June 30, 2004	December 31, 2003
ASSETS
	(Millions of Dollars)

CURRENT ASSETS
Cash and cash equivalents	$ 7.7	$ 6.8
Accounts receivable, less allowance for uncollectible accounts of $18.4 million	333.8	269.8
Materials and supplies - at average cost	46.9	44.9
Prepaid expenses and other	13.5	26.0
Total Current Assets	401.9	347.5
INVESTMENTS AND OTHER ASSETS
Regulatory assets	164.2	168.3
Prepaid pension expense	164.6	168.1
Other	115.8	108.6
Total Investments and Other Assets	444.6	445.0
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,792.1	4,694.5
Accumulated depreciation	(1,879.9)	(1,769.6)
Net Property, Plant and Equipment	2,912.2	2,924.9
TOTAL ASSETS	$3,758.7	$3,717.4

The accompanying Notes are an integral part of these Financial Statements.
33 _____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
	June 30, 2004	December 31, 2003
LIABILITIES AND SHAREHOLDER'S EQUITY
	(Millions of Dollars)

CURRENT LIABILITIES
Short-term debt	$ 85.5	$ 107.5
Accounts payable and accrued liabilities	157.5	159.9
Capital lease obligations due within one year	15.6	15.6
Interest and taxes accrued	51.5	43.5
Other	68.2	103.8
Total Current Liabilities	378.3	430.3
DEFERRED CREDITS
Regulatory liabilities	179.5	200.1
Income taxes	711.6	644.9
Investment tax credits	19.6	20.6
Other post-retirement benefit obligation	45.6	44.4
Other	30.9	39.9
Total Deferred Credits	987.2	949.9

LONG-TERM LIABILITIES
Long-term debt	1,198.0	1,130.4
Mandatorily redeemable serial preferred stock	45.0	45.0
Capital lease obligations	112.6	114.7
Total Long-Term Liabilities	1,355.6	1,290.1

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SERIAL PREFERRED STOCK	35.3	35.3
SHAREHOLDER'S EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, 100 shares outstanding	-	-
Premium on stock and other capital contributions	507.6	507.6
Capital stock expense	(1.1)	(1.1)
Retained income	495.8	505.3
Total Shareholder's Equity	1,002.3	1,011.8

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,758.7	$3,717.4

The accompanying Notes are an integral part of these Financial Statements.
34 _____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 35.6	$ 44.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	86.1	83.7
Deferred income taxes	12.4	9.6
Investment tax credit adjustments	(1.0)	(1.0)
Gain on sale of asset	(6.6)	-
Changes in:
Accounts receivable	(66.1)	(58.4)
Proceeds received on note receivable from affiliate	-	31.2
Regulatory assets and liabilities	(23.0)	(29.8)
Prepaid expenses	21.6	(5.1)
Accounts payable and accrued liabilities	18.2	9.4
Prepaid pension costs	3.5	24.7
Other deferred charges and other	3.3	(3.4)
Other deferred credits	(7.7)	(16.6)
Interest and taxes accrued	8.0	10.6
Net Cash From Operating Activities	84.3	99.5

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(96.4)	(89.6)
Proceeds from sale of asset	22.0	-
Net Cash Used By Investing Activities	(74.4)	(89.6)

FINANCING ACTIVITIES
Dividend to Pepco Holdings	(42.2)	(47.1)
Dividends paid on preferred stock	(.8)	(2.5)
Issuance of note payable to affiliate	-	69.5
Issuances of long-term debt	275.0	-
Reacquisition of long-term debt	(210.0)	(15.0)
Repayment of short-term debt, net	(22.0)	(15.1)
Cost of issuances and financings	(9.0)	(.6)
Net Cash Used By Financing Activities	(9.0)	(10.8)

Net Increase (Decrease) in Cash and Cash Equivalents	.9	(.9)
Cash and Cash Equivalents at Beginning of Period	6.8	18.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 7.7	$ 17.3

The accompanying Notes are an integral part of these Financial Statements.
35 _____________________________________________________________________________

NOTES TO FINANCIAL STATEMENTS
POTOMAC ELECTRIC POWER COMPANY
(1) ORGANIZATION

     Potomac Electric Power Company (Pepco) is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Additionally, Pepco provides default electricity supply to customers who do not choose a competitive supplier. Pepco's service territory covers approximately 640 square miles and has a population of approximately 2 million. On August 1, 2002 Pepco completed its acquisition of Conectiv and became a wholly owned subsidiary of Pepco Holdings, Inc. (Pepco Holdings or PHI).

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     Pepco's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in Pepco's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of Pepco's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco's financial condition as of June 30, 2004, in accordance with GAAP. Interim results for the three and six months ended June 30, 2004 may not be indicative of results that will be realized for the full year ending December 31, 2004 since the sales of electric energy are seasonal. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

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

     As of June 30, 2004, Pepco did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its balance sheets.

FIN 46

     On December 31, 2003, FIN 46 was implemented by Pepco. FIN 46 was revised and superseded by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R) which clarified some of the provisions of FIN 46 and exempted certain entities from its

36 _____________________________________________________________________________

requirements. The implementation of FIN 46R (including the evaluation of interests in purchase power arrangements) did not impact Pepco's financial condition or results of operations for the three or six months ended June 30, 2004.

     As part of the FIN 46R evaluation, Pepco reviewed its power purchase agreements (PPAs), including its Non-Utility Generation (NUG) contracts, to determine (i) if its interest in each entity that is a counterparty to a PPA agreement was a variable interest, (ii) whether the entity was a variable interest entity and (iii) if so, whether Pepco was the primary beneficiary. Due to a variable element in the pricing structure of its PPA with one entity, Panda-Brandywine, L.P. (Panda), Pepco potentially assumes the variability in the operations of the plant of this entity and therefore has a variable interest in the entity. However, due to Pepco's inability to obtain information considered to be confidential and proprietary from the entity, Pepco was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether the entity was a variable interest entity or if Pepco was the primary beneficiary. As a result, Pepco has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information.

     Power purchases related to the Panda PPA in the three months ended June 30, 2004 and 2003 were approximately $19 million in both periods and for the six months ended June 30, 2004 and 2003 were $39 million and $41 million, respectively. Power purchases related to the Panda PPA in the years ended December 31, 2003, 2002 and 2001 were approximately $80 million, $74 million and $75 million, respectively. Pepco's exposure to loss under the Panda PPA is discussed in Note (4) Commitments and Contingencies, under "Relationship with Mirant Corporation."

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended June 30, 2004 and 2003.
	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 8.4	$ 8.3	$ 2.4	$ 2.3
Interest cost	23.5	23.5	8.3	7.9
Expected return on plan assets	(32.3)	(26.9)	(2.8)	(2.0)
Amortization of prior service cost	.3	.3	-	-
Amortization of net (gain) loss	(1.3)	3.4	3.1	1.9
Net periodic benefit cost	$ (1.4)	$ 8.6	$11.0	$10.1
37 _____________________________________________________________________________
The following Pepco Holdings information is for the six months ended June 30, 2004 and 2003.
	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 18.0	$ 16.6	$ 4.8	$ 4.5
Interest cost	47.3	47.1	16.7	15.8
Expected return on plan assets	(62.1)	(53.9)	(5.7)	(4.0)
Amortization of prior service cost	.5	.6	-	-
Amortization of net loss	3.3	6.9	6.2	3.9
Net periodic benefit cost	$ 7.0	$ 17.3	$22.0	$20.2

     The actual components of net periodic benefit cost for the 2003 interim periods are not available. The component amounts presented above for the 2003 interim periods were calculated in proportion to the annual amounts presented in Pepco Holdings' financial statements for the year ended December 31, 2003. These component amounts are presented for comparison purposes only.

Pension

     The 2004 pension net periodic benefit cost for the three months ended June 30, of $(1.4) million includes $.2 million for Pepco. The 2004 pension net periodic benefit cost for the six months ended June 30, of $7.0 million includes $3.7 million for Pepco. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The 2003 pension net periodic benefit cost for the three months ended June 30, of $8.6 million includes $5.2 million for Pepco. The 2003 pension net periodic benefit cost for the six months ended June 30, of $17.3 million includes $10.3 million for Pepco. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings funding policy with regard to the pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2003 and 2002 PHI made discretionary tax-deductible cash contributions to the plan of $50 million and $35 million, respectively. PHI's defined benefit plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding and PHI projects no funding will be required in 2004. PHI may elect to make a discretionary tax-deductible contribution, if required to maintain its assets in excess of its ABO. As of June 30, 2004, no contributions have been made. The potential discretionary funding of the pension plan in 2004 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Post-Retirement Benefits

     The 2004 other post-retirement net periodic benefit cost for the three months ended June 30, of $11.0 million includes $4.5 million for Pepco. The 2004 other post-retirement net periodic benefit cost for the six months ended June 30, of $22.0 million includes $9.0 million for Pepco. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries. The 2003 other post-retirement net periodic benefit cost for the three months ended June 30, of $10.1 million includes $4.2 million for Pepco. The 2003 other post-retirement net periodic benefit cost for the six months ended.

38 _____________________________________________________________________________
June 30, of $20.2 million includes $8.4 million for Pepco. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries
FASB Staff Position (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)

     The Act became effective on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     Pepco Holdings sponsors post-retirement health care plans that provide prescription drug benefits. Pepco Holdings did not elect the deferral of appropriate accounting permitted by the FASB Staff position (FSP) 106-1. The Accumulated Post-retirement Benefit Obligation (APBO) as of December 31, 2003 was reduced by $28 million to reflect the effects of the Act. For the three and six months ended June 30, 2004, Pepco Holdings' net periodic post-retirement benefit expense has been reduced to reflect the Act. It is estimated that the annual post-retirement benefit cost is reduced by approximately $4 million due to effects of the Act. This reduction includes both the decrease in the cost of future benefits being earned and an amortization of the APBO reduction over the future average working lifetime of the participants, or 13.5 years. The anticipated claims costs expected to be incurred have been adjusted to reflect the cost sharing between Medicare and Pepco Holdings. Participation rates have not been changed. In reflecting the effects of the Act, Pepco Holdings has determined which plans are eligible for Medicare cost sharing by analyzing the terms of each of its plans. It has recognized Medicare cost sharing for a plan only if Pepco Holdings' projected prescription drug coverage is expected to be at least as generous as the expected contribution by Medicare to a prescription drug plan not provided by Pepco Holdings.

     The effect of the subsidy on the three months ended June 30, 2004 other post-retirement net periodic benefit cost of $11.0 million is approximately a $.9 million reduction due to the subsidy. Approximately $.5 million is related to the amortization of the actuarial gain, and approximately $.4 million is a subsidy-related reduction in interest cost on the APBO. The effect of the subsidy on the six months ended June 30, 2004 other post-retirement net periodic benefit cost of $22.0 million is approximately a $1.9 million reduction due to the subsidy. Approximately $1.0 million is related to the amortization of the actuarial gain, and approximately $.9 million is a subsidy-related reduction in interest cost on the APBO.

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

Balance, December 31, 2003	$ 3.3
Adjustments during 2004	(.8)
Payments during 2004	(1.8)
Balance, June 30, 2004	$ .7
39 _____________________________________________________________________________
Substantially all of the severance liability accrued at June 30, 2004 will be paid through mid 2005. Employees have the option of taking severance payments in a lump sum or over a period of time.
Labor Agreement

     Pepco reached a new 5-year Labor Agreement with Local 1900, International Brotherhood of Electrical Workers, covering approximately 1,300 employees, which was ratified by union members in June 2004. The Agreement provides wage increases totaling 15.75% over the contract term. The Agreement makes revisions regarding Medical plan design (increased deductibles, co-pays, and out-of-pocket maximums), increases employee contributions to 20% over a 5-year period, and implements retiree medical caps for those retiring on or after January 1, 2005.

Debt

     In April 2004, Pepco redeemed $100 million of 6.875% First Mortgage Bonds due 2023 at 102.66%, $75 million of 6.875% First Mortgage Bonds due 2024 at 103.10%, and $35 million of 7% Medium Term Notes due 2024 at 102.747%.

Effective Tax Rate

     Pepco's effective tax rate for the three months ended June 30, 2004 and 2003 was 41.25% and 41.17% respectively, as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of certain removal costs and Deferred Investment Tax Credits.

     Pepco's effective tax rate for the six months ended June 30, 2004 and 2003 was 40.23% and 40.06% respectively, as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of certain removal costs and Deferred Investment Tax Credits.

(3) SEGMENT INFORMATION
` In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," Pepco has one segment, its regulated utility business.
(4) COMMITMENTS AND CONTINGENCIES
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc., pursuant to an Asset Purchase and Sale Agreement. As part of the Asset Purchase and Sale Agreement, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries (collectively, Mirant). On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court).

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco. However, management currently believes that Pepco currently has

40 _____________________________________________________________________________

sufficient cash, cash flow and borrowing capacity under its credit facilities and in the capital markets to be able to satisfy any additional cash requirements that have arisen or may arise due to the Mirant bankruptcy. Accordingly, management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco to fulfill its contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of Pepco.

Transition Power Agreements

     For a discussion of the Transition Power Agreements between Pepco and Mirant and the amendment of these agreements in connection with the Mirant bankruptcy, see Note 4, "Commitments and Contingencies," to the financial statements of Pepco included in Pepco's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

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

Pepco Pre-Petition Claims

     For a discussion of the claims that Pepco has filed against Mirant with respect to amounts owed by Mirant to Pepco under the PPAs at the time of the filing of Mirant's bankruptcy petition and the accounting treatment of these claims, see Note 4, "Commitments and Contingencies," to the financial statements of Pepco included in Pepco's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Mirant's Attempt to Reject the PPA-Related Obligations
On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations.

     Upon motions filed by Pepco and the Federal Energy Regulatory Commission (FERC), on October 9, 2003, the U.S. District Court for the Northern District of Texas (the District Court) withdrew jurisdiction over the rejection proceedings from the Bankruptcy Court. On December 23, 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations. The District Court's decision was appealed by Mirant and The Official Committee of Unsecured Creditors of Mirant Corporation in the U.S. Court of Appeals for the Fifth Circuit. Oral argument on the appeal was heard on May 5, 2004. On August 4, 2004 the Court of Appeals remanded the case to the District Court saying that it has jurisdiction to rule on the merits of Mirant's rejection motion, suggesting that in doing so the court apply a "more rigorous

41 _____________________________________________________________________________

standard" than the business judgment rule usually applied by bankruptcy courts in ruling on rejection motions, and noting that there are other "important issues which must still be resolved before a decision on the merits would be appropriate." The Court of Appeals affirmed the District Court's order vacating the injunctions against FERC, on the basis that the injunctions were too broad.

     Pepco is exercising all available legal remedies and vigorously opposing Mirant's attempt to reject the PPA-Related Obligations in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of Mirant's efforts to reject the PPA-Related Obligations is uncertain.

     In accordance with the Bankruptcy Court's order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of the ongoing proceedings. However, if Mirant ultimately is successful in rejecting, and is otherwise permitted to stop performing the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event September 18, 2003, is determined to be the effective date of rejection, is approximately $93.1 million as of August 1, 2004. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the period July 14, 2003 (the date on which Mirant filed its bankruptcy petition) to September 18, 2003, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.5 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected. If Pepco were required to repay any such amounts for either period, the payment would be expensed at the time the payment is made.

     The following are estimates prepared by Pepco of its potential future exposure if Mirant's motion to reject its PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of August 1, 2004, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of August 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 5.9 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately

42 _____________________________________________________________________________
5.0 cents per kilowatt hour, Pepco estimates that it would cost approximately $16 million for the remainder of 2004, and $32 million in 2005, the last year of the FirstEnergy PPA.
•

If Pepco were required to purchase capacity and energy from Panda commencing as of August 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 16.8 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 7.4 cents per kilowatt hour, Pepco estimates that it would cost approximately $17 million for the remainder of 2004, $35 million in 2005, and $36 million in 2006 and approximately $35 million to $50 million annually thereafter through the 2021 contract termination date.

     The ability of Pepco to recover from the Mirant bankruptcy estate in respect to the Mirant Pre-Petition Obligations and damages if the PPA-Related Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

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

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. For a discussion of the status of this agreement in the context of the Mirant bankruptcy, see Note 4, "Commitments and Contingencies," to the financial statements of Pepco included in Pepco's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

43 _____________________________________________________________________________
Rate Proceeding

     In compliance with the merger settlement approved by the MPSC in connection with the merger of Pepco and Conectiv, on December 4, 2003, Pepco submitted a filing to establish electric distribution rates in Maryland effective July 1, 2004, which will remain in effect until the distribution rate freeze/caps implemented in connection with merger end on December 31, 2006. The merger settlement provides that, with limited exceptions, Pepco's distribution rates cannot be increased until after December 31, 2006 and can only decrease or remain unchanged between July 1, 2004 and December 31, 2006. On July 6, 2004, the MPSC issued an order providing that Pepco's existing rates will not be reduced as of July 1, 2004.

Standard Offer Service
District of Columbia

     On March 1, 2004, the DCPSC issued an order adopting the "wholesale" model for Standard Offer Service (SOS) in the District of Columbia after fixed rate SOS ends February 7, 2005. Under the wholesale model, Pepco will continue as the SOS provider after February 7, 2005. Several parties have filed applications for reconsideration of the order adopting the wholesale model currently pending before the DCPSC. The DCPSC held hearings on June 23-24, 2004, to determine what margin, if any, Pepco would earn on the supply component of SOS sales after February 7, 2005. Pepco cannot predict the outcome of this proceeding.

     In December 2003, the DCPSC issued an order adopting terms and conditions that would apply if the wholesale SOS model were adopted. Pepco and most of the other parties in the case filed applications for reconsideration and/or clarification of various parts of this order, and on March 1, 2004, the DCPSC granted in part and denied in part the applications for reconsideration and/or clarification. Because the DCPSC changed certain rules in its order granting in part and denying in part applications for reconsideration of the wholesale SOS terms and conditions, several parties filed for reconsideration of the March 1, 2004 order. Those applications for reconsideration are pending decision by the DCPSC. During the hearings held on June 23-24, 2004, regarding SOS margin, the DCPSC also considered the amount of the administrative charge that Pepco may collect for providing SOS after February 7, 2005. The DCPSC has stated that it intends to issue a decision concerning the administrative charge by August 26, 2004.

44 _____________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK.
45 _____________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Millions of Dollars)
Operating Revenue
Electric	$246.5	$244.2	$495.9	$507.3
Gas	49.2	41.5	149.1	118.7
Other services	1.9	2.8	3.3	5.8
Total Operating Revenue	297.6	288.5	648.3	631.8
Operating Expenses
Fuel and purchased energy	161.9	162.0	320.1	331.9
Gas purchased	37.5	30.1	110.8	82.4
Other operation and maintenance	38.2	41.5	84.3	87.4
Depreciation and amortization	18.2	18.7	36.3	37.4
Other taxes	0.5	8.6	9.5	18.0
Total Operating Expenses	256.3	260.9	561.0	557.1
Operating Income	41.3	27.6	87.3	74.7
Other Income (Expenses)
Interest and dividend income	-	0.4	0.1	0.9
Interest expense	(8.0)	(9.3)	(17.0)	(18.8)
Other income	1.7	2.0	2.7	2.9
Other expense	(1.1)	(1.1)	(1.1)	(1.1)
Total Other Expenses	(7.4)	(8.0)	(15.3)	(16.1)

Distributions on Preferred Securities of Subsidiary Trust	-	1.4	-	2.8

Income Before Income Tax Expense	33.9	18.2	72.0	55.8

Income Tax Expense	14.0	7.0	29.7	22.0

Net Income	19.9	11.2	42.3	33.8

Dividends on Redeemable Serial Preferred Stock	0.3	0.3	0.5	0.5

Earnings Available for Common Stock	19.6	10.9	41.8	33.3

Retained Income at Beginning of Period	367.5	368.3	367.4	364.4

Dividends paid to Pepco Holdings	(22.4)	(9.3)	(44.5)	(27.8)

Retained Income at End of Period	$364.7	$369.9	$364.7	$369.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.
46 _____________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	June 30, 2004	December 31, 2003
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 9.0	$ 4.9
Accounts receivable, less allowance for uncollectible accounts of $9.2 million and $10.1 million, respectively	164.1	163.2
Fuel, materials and supplies - at average cost	24.3	34.2
Prepaid expenses and other	7.5	14.4
Total Current Assets	204.9	216.7
INVESTMENTS AND OTHER ASSETS
Goodwill	48.5	48.5
Regulatory assets	143.8	150.3
Prepaid pension costs	200.1	195.4
Other	23.5	33.5
Total Investments and Other Assets	415.9	427.7
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,249.9	2,195.0
Accumulated depreciation	(728.6)	(687.0)
Net Property, Plant and Equipment	1,521.3	1,508.0
TOTAL ASSETS	$2,142.1	$2,152.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.
47 _____________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	June 30, 2004	December 31, 2003
	(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$ 228.4	$ 174.4
Accounts payable and accrued liabilities	60.9	52.7
Accounts payable to associated companies	29.9	36.9
Capital lease obligations due within one year	.2	.2
Interest and taxes accrued	47.6	23.0
Other	47.7	43.2
Total Current Liabilities	414.7	330.4
DEFERRED CREDITS
Regulatory liabilities	211.3	219.9
Income taxes	396.5	397.3
Investment tax credits	12.1	12.6
Above-market purchased energy contracts and other electric restructuring liabilities	36.0	42.7
Other	31.2	31.6
Total Deferred Credits	687.1	704.1

LONG-TERM LIABILITIES
Long-term debt	440.1	442.7
Debentures issued to financing trust	-	72.2
Capital lease obligations	.3	.4
Total Long-Term Liabilities	440.4	515.3

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SERIAL PREFERRED STOCK	21.7	21.7
SHAREHOLDER'S EQUITY
Common stock, $2.25 par value, authorized 1,000,000 shares - 1,000 shares outstanding	-	-
Premium on stock and other capital contributions	223.5	223.5
Capital stock expense	(10.0)	(10.0)
Retained income	364.7	367.4
Total Shareholder's Equity	578.2	580.9

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,142.1	$2,152.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.
48 _____________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 42.3	$ 33.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	36.3	37.4
Deferred income taxes	5.0	(1.9)
Investment tax credit adjustments, net	(.5)	(.5)
Changes in:
Accounts receivable	(.9)	(2.3)
Regulatory assets and liabilities	4.9	3.5
Fuel, materials and supplies	9.9	3.2
Derivative and energy trading contracts	(7.0)	(8.1)
Prepaid pension costs	(4.7)	(3.3)
Other post-retirement benefit obligation	4.7	3.3
Other deferred charges	8.6	3.7
Accounts payable and accrued liabilities	.7	9.0
Interest and taxes accrued	24.6	(12.1)
Net Cash From Operating Activities	123.9	65.7
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(56.8)	(40.8)
Net other investing activities	.9	0.3
Net Cash Used By Investing Activities	(55.9)	(40.5)
FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(44.5)	(27.8)
Preferred dividends paid	(.5)	(.5)
Issuances of short-term debt, net	53.7	-
Repayment of long-term debt	(2.5)	(34.2)
Redemption of debentures issued to financing trust	(70.0)	-
Principal portion of capital lease payments	(.1)	-
Net Cash Used By Financing Activities	(63.9)	(62.5)

Net Increase (Decrease) In Cash and Cash Equivalents	4.1	(37.3)
Cash and Cash Equivalents at Beginning of Period	4.9	109.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 9.0	$ 72.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.
49 _____________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DELMARVA POWER & LIGHT COMPANY
(1) ORGANIZATION

     Delmarva Power & Light Company (DPL) is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia and provides gas distribution service in northern Delaware. Additionally, DPL provides default electricity supply to customers who do not choose a competitive supplier. DPL's electricity distribution service territory covers approximately 6,000 square miles and has a population of approximately 1.25 million. DPL's natural gas distribution service territory covers approximately 275 square miles and has a population of approximately 523,000. DPL is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (Pepco Holdings or PHI).

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     DPL's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in DPL's Annual Report on Form 10-K/A for the year ended December 31, 2003. In the opinion of DPL's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly DPL's financial condition as of June 30, 2004, in accordance with GAAP. Interim results for the three and six months ended June 30, 2004 may not be indicative of results that will be realized for the full year ending December 31, 2004 since the sales of electric energy are seasonal. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

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

     As of June 30, 2004, DPL did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its consolidated balance sheets.

50 _____________________________________________________________________________
FIN 46

     On December 31, 2003, FIN 46 was implemented by DPL. FIN 46 was revised and superseded by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R) which clarified some of the provisions of FIN 46 and exempted certain entities from its requirements. The implementation of FIN 46R did not impact DPL's financial condition or results of operations for the three or six months ended June 30, 2004.

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended June 30, 2004 and 2003.
	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 8.4	$ 8.3	$ 2.4	$ 2.3
Interest cost	23.5	23.5	8.3	7.9
Expected return on plan assets	(32.3)	(26.9)	(2.8)	(2.0)
Amortization of prior service cost	.3	.3	-	-
Amortization of net (gain) loss	(1.3)	3.4	3.1	1.9
Net periodic benefit cost	$ (1.4)	$ 8.6	$11.0	$10.1
The following Pepco Holdings information is for the six months ended June 30, 2004 and 2003.
	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 18.0	$ 16.6	$ 4.8	$ 4.5
Interest cost	47.3	47.1	16.7	15.8
Expected return on plan assets	(62.1)	(53.9)	(5.7)	(4.0)
Amortization of prior service cost	.5	.6	-	-
Amortization of net loss	3.3	6.9	6.2	3.9
Net periodic benefit cost	$ 7.0	$ 17.3	$22.0	$20.2

     The actual components of net periodic benefit cost for the 2003 interim periods are not available. The component amounts presented above for the 2003 interim periods were calculated in proportion to the annual amounts presented in Pepco Holdings' financial statements for the year ended December 31, 2003. These component amounts are presented for comparison purposes only.

Pension

     The 2004 pension net periodic benefit cost for the three months ended June 30, of $(1.4) million includes $(3.9) million for DPL. The 2004 pension net periodic benefit cost for the six months ended June 30, of $7.0 million includes $(4.4) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The 2003 pension net periodic benefit cost for the three months ended June 30, of $8.6 million includes $(1.4) million for DPL. The 2003 pension net periodic benefit cost for the six

51 _____________________________________________________________________________
months ended June 30, of $17.3 million includes $(2.9) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries.
Pension Contributions

     Pepco Holdings funding policy with regard to the pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2003 and 2002 PHI made discretionary tax-deductible cash contributions to the plan of $50 million and $35 million, respectively. PHI's defined benefit plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding and PHI projects no funding will be required in 2004. PHI may elect to make a discretionary tax-deductible contribution, if required to maintain its assets in excess of its ABO. As of June 30, 2004, no contributions have been made. The potential discretionary funding of the pension plan in 2004 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Post-Retirement Benefits

     The 2004 other post-retirement net periodic benefit cost for the three months ended June 30, of $11.0 million includes $2.3 million for DPL. The 2004 other post-retirement net periodic benefit cost for the six months ended June 30, of $22.0 million includes $4.7 million for DPL. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries. The 2003 other post-retirement net periodic benefit cost for the three months ended June 30, of $10.1 million includes $1.7 million for DPL. The 2003 other post-retirement net periodic benefit cost for the six months ended June 30, of $20.2 million includes $3.3 million for DPL. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries.

FASB Staff Position (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)

     The Act became effective on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     Pepco Holdings sponsors post-retirement health care plans that provide prescription drug benefits. Pepco Holdings did not elect the deferral of appropriate accounting permitted by the FASB Staff position (FSP) 106-1. The Accumulated Post-retirement Benefit Obligation (APBO) as of December 31, 2003 was reduced by $28 million to reflect the effects of the Act. For the three and six months ended June 30, 2004, Pepco Holdings' net periodic post-retirement benefit expense has been reduced to reflect the Act. It is estimated that the annual post-retirement benefit cost is reduced by approximately $4 million due to effects of the Act. This reduction includes both the decrease in the cost of future benefits being earned and an amortization of the APBO reduction over the future average working lifetime of the participants, or 13.5 years. The anticipated claims costs expected to be incurred have been adjusted to reflect the cost sharing between Medicare and Pepco Holdings. Participation rates have not been changed. In reflecting the effects of the Act, Pepco Holdings has determined which plans are eligible for Medicare cost sharing by analyzing the terms of each of its plans. It has recognized Medicare cost sharing for a plan only if Pepco Holdings' projected prescription drug coverage is expected to be at least as generous as the expected contribution by Medicare to a prescription drug plan not provided by Pepco Holdings.

52 _____________________________________________________________________________

     The effect of the subsidy on the three months ended June 30, 2004 other post-retirement net periodic benefit cost of $11.0 million is approximately a $.9 million reduction due to the subsidy. Approximately $.5 million is related to the amortization of the actuarial gain, and approximately $.4 million is a subsidy-related reduction in interest cost on the APBO. The effect of the subsidy on the six months ended June 30, 2004 other post-retirement net periodic benefit cost of $22.0 million is approximately a $1.9 million reduction due to the subsidy. Approximately $1.0 million is related to the amortization of the actuarial gain, and approximately $.9 million is a subsidy-related reduction in interest cost on the APBO.

Debt
In May 2004, DPL redeemed $72.2 million of 8.125% Junior Subordinated Debentures due 2036 at par.
In June 2004, DPL paid at maturity $2.5 million of 6.95% First Mortgage Bonds.
Effective Tax Rate

     DPL's effective tax rate for the three months ended June 30, 2004 and 2003 was 41.25% and 38.86%, respectively, as compared to the federal statutory rate of 35%. In both periods, the differences were attributable to plant flow-through, deferred investment tax credits and state income taxes (net of federal benefit).

     DPL's effective tax rate for the six months ended June 30, 2004 and 2003 was 41.21% and 39.47%, respectively, as compared to the federal statutory rate of 35%. In both periods, the differences were attributable to plant flow-through, deferred investment tax credits and state income taxes (net of federal benefit).

(3) SEGMENT INFORMATION
In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," DPL has one segment, its regulated utility business.

     DPL's operating expenses and revenues include amounts for transactions with other PHI subsidiaries. DPL purchased electric energy, electric capacity and natural gas from PHI subsidiaries in the amounts of $142.7 million and $290.7 million for the three and six months ended June 30, 2004 and $140.2 million and $307.6 million for the three and six months ended June 30, 2003. DPL also sold natural gas and electricity and leased certain assets to other Conectiv and PHI subsidiaries.

(4) COMMITMENTS AND CONTINGENCIES
DPL and Conectiv Energy Litigation

     On December 2, 2001, Enron North America Corp. and several of its affiliates filed for protection under the United States Bankruptcy Code. In December 2001, DPL and Conectiv Energy terminated all energy trading transactions under various agreements with Enron. In late January 2003, Enron filed an adversary complaint against Conectiv Energy in the Bankruptcy Court for the Southern District of New York. The complaint sought, among other things, damages in the amount of approximately $11.7 million and a declaration that provisions permitting Conectiv Energy to set off amounts

53 _____________________________________________________________________________
owed by Enron under certain agreements against amounts owed by Conectiv Energy under other agreements were unenforceable.

     On June 3, 2004, the bankruptcy court approved a settlement among Enron, several Enron affiliates, Conectiv Energy and DPL pursuant to which Conectiv Energy paid Enron an agreed settlement amount that was less than the $11.7 million damages Enron sought and the parties released all claims against each other. Conectiv Energy had previously established a reserve in an amount equal to the agreed settlement payment. Accordingly, the settlement will not have an effect on earnings.

Rate Proceedings

     On February 13, 2004, DPL filed with the Delaware Public Service Commission (DPSC) for a change in electric ancillary service rates that would have an aggregate effect of increasing annual Delaware electric revenues by $13.1 million or 2.4%. This filing was prompted by the increasing ancillary service costs charged to DPL by PJM. The proposed rates went into effect on March 15, 2004, subject to refund. On June 22, 2004, the DPSC approved a settlement agreement that provides for an increase that will have an aggregate effect of increasing annual Delaware electric revenues by $12.4 million, or 2.3%, with rates effective June 23, 2004. The approved increase was slightly less than the proposed increase that went into effect on March 15, 2004. The resulting estimated over-collection of $75,000 was donated by DPL to the State of Delaware Low Income Fund administered by the Delaware Department of Human Services on July 15, 2004.

     On August 29, 2003, DPL submitted its annual Gas Cost Recovery (GCR) rate filing to the DPSC. In its filing, DPL sought to increase its GCR rate by approximately 15.8% in anticipation of increasing natural gas commodity costs. The GCR rate, which permits DPL to recover its procurement gas costs through customer rates, became effective November 1, 2003 and was subject to refund pending evidentiary hearings that were held on April 19, 2004. No party has proposed to modify DPL's proposed GCR rate, thus no refund is required. However, DPSC Staff has suggested prospective modifications to the program by which DPL hedges price risk for its gas purchases. Briefs were filed by the parties and the Hearing Examiner issued his recommendations on July 15, 2004. The Hearing Examiner recommended that the DPSC approve the GCR rate as filed. A final order in this case is expected to be rendered during August 2004.

     In compliance with the merger settlement approved by the MPSC in connection with the merger of Pepco and Conectiv, on December 4, 2003, DPL submitted a filing to establish electric distribution rates in Maryland effective July 1, 2004, which will remain in effect until the distribution rate freeze/caps implemented in connection with merger end on December 31, 2006. On June 15, 2004, the MPSC approved a rate increase of $1.1 million that became effective July 1, 2004 for DPL's non-residential customers to offset the nuclear decommissioning equivalent decrease that became effective July 1, 2003. With limited exceptions, the merger settlement does not permit DPL to further increase distribution rates until after December 31, 2006.

54 _____________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK.
55 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Millions of Dollars)
Operating Revenue	$315.9	$256.5	$638.3	$557.7

Operating Expenses
Fuel and purchased energy	193.5	161.9	386.9	349.5
Other operation and maintenance	46.3	48.2	98.3	101.1
Depreciation and amortization	32.5	26.8	66.5	55.5
Other taxes	5.3	5.6	9.2	12.1
Deferred electric service costs	(6.0)	1.5	9.0	1.5
Gain on sale of asset	(14.4)	-	(14.4)	-
Total Operating Expenses	257.2	244.0	555.5	519.7
Operating Income	58.7	12.5	82.8	38.0
Other Income (Expenses)
Interest and dividend income	0.6	2.0	1.1	5.0
Interest expense	(15.8)	(14.3)	(31.3)	(30.4)
Other income	1.3	1.8	3.7	3.9
Total Other Expenses	(13.9)	(10.5)	(26.5)	(21.5)

Distributions on Preferred Securities of Subsidiary Trust	-	0.5	-	1.8

Income Before Income Tax Expense	44.8	1.5	56.3	14.7

Income Tax Expense	18.4	0.3	23.2	5.4

Income Before Extraordinary Item	26.4	1.2	33.1	9.3

Extraordinary Item (net of $4.1 million of income taxes)	-	5.9	-	5.9

Net Income	26.4	7.1	33.1	15.2

Dividends on Redeemable Serial Preferred Stock	0.1	0.1	0.1	0.1

Earnings Available for Common Stock	26.3	7.0	33.0	15.1

Retained Income at Beginning of Period	160.6	153.7	159.6	153.9

Dividends paid to Pepco Holdings	-	(14.4)	(5.7)	(22.7)

Retained Income at End of Period	$186.9	$146.3	$186.9	$146.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.
56 _____________________________________________________________________________
ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	June 30, 2004	December 31, 2003
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$ 18.4	$ 114.1
Restricted funds held by trustee	14.3	8.3
Accounts receivable, less allowance for uncollectible accounts of $5.5 million and $5.3 million, respectively	189.2	167.7
Fuel, materials and supplies - at average cost	33.5	34.3
Prepaid taxes and other	45.2	5.3
Total Current Assets	300.6	329.7
INVESTMENTS AND OTHER ASSETS
Regulatory assets	1,144.4	1,179.1
Other	27.1	26.2
Total Investments and Other Assets	1,171.5	1,205.3
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,735.1	1,831.6
Accumulated depreciation	(659.7)	(790.1)
Net Property, Plant and Equipment	1,075.4	1,041.5
TOTAL ASSETS	$2,547.5	$2,576.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.
57 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	June 30, 2004	December 31, 2003
	(Millions of Dollars)
CURRENT LIABILITIES
Short-term debt	$ 141.5	$ 59.5
Debentures issued to financing trust	-	25.8
Accounts payable and accrued liabilities	94.4	81.9
Accounts payable to associated companies	15.7	12.6
Interest and taxes accrued	42.4	38.5
Other	35.4	39.7
Total Current Liabilities	329.4	258.0
DEFERRED CREDITS
Regulatory liabilities	55.0	51.0
Income taxes	509.4	514.7
Investment tax credits	23.4	24.4
Pension benefit obligation	40.5	37.1
Other post-retirement benefit obligation	43.8	43.6
Other	33.0	52.2
Total Deferred Credits	705.1	723.0

LONG-TERM LIABILITIES
Long-Term Debt	468.9	497.5
Transition Bonds issued by ACE Funding	537.7	551.3
Total Long-Term Liabilities	1,006.6	1,048.8

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SERIAL PREFERRED STOCK	6.2	6.2
SHAREHOLDER'S EQUITY
Common stock, $3.00 par value, authorized 25,000,000 shares, 8,546,017 and 12,886,853 shares outstanding, respectively	25.6	38.7
Premium on stock and other capital contributions	288.3	343.0
Capital stock expense	(.6)	(.8)
Retained income	186.9	159.6
Total Shareholder's Equity	500.2	540.5

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,547.5	$2,576.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.
58 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 33.1	$ 15.2
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	-	(10.0)
Gain on sale of asset	(14.4)	-
Depreciation and amortization	66.5	55.5
Investment tax credit adjustments	(1.0)	(1.0)
Deferred income taxes	(4.8)	3.8
Changes in:
Accounts receivable	(27.5)	(13.9)
Regulatory assets and liabilities	6.5	(5.9)
Fuel, materials and supplies	0.8	(7.7)
Prepaid New Jersey sales and excise taxes	(39.3)	(38.9)
Accounts payable	13.9	4.6
Interest and taxes accrued	(0.1)	29.9
Prepaid pension costs	3.4	6.2
Other post-retirement benefit obligation	.2	3.1
Other deferred charges	(3.5)	3.2
Net Cash From Operating Activities	33.8	44.1
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(69.2)	(40.3)
Other investing activities	0.3	-
Net Cash Used By Investing Activities	(68.9)	(40.3)
FINANCING ACTIVITIES
Common stock repurchase	(67.5)	-
Dividends paid to Pepco Holdings	(5.7)	(22.7)
Preferred dividends paid	(0.1)	(0.1)
Redemption of debentures issued to financing trust	(25.0)	-
Redemption of trust preferred stock	-	(70.0)
Issuances of long-term debt	120.0	11.0
Reacquisition of long-term debt	(158.1)	(128.0)
Issuances of short-term debt, net	76.9	-
Other financing activities, net	(1.1)	(1.3)
Net Cash Used By Financing Activities	(60.6)	(211.1)

Net Decrease In Cash and Cash Equivalents	(95.7)	(207.3)
Cash and Cash Equivalents at Beginning of Period	114.1	247.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 18.4	$ 39.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.
59 _____________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ATLANTIC CITY ELECTRIC COMPANY
(1) ORGANIZATION

     Atlantic City Electric Company (ACE) is engaged in the generation, transmission and distribution of electricity in southern New Jersey. Additionally, ACE provides default electricity supply to customers who do not choose a competitive supplier. ACE's service territory covers approximately 2,700 square miles and has a population of approximately 995,000. ACE is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (Pepco Holdings or PHI).

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     ACE's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in ACE's Annual Report on Form 10-K/A for the year ended December 31, 2003. In the opinion of ACE's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly ACE's financial condition as of June 30, 2004, in accordance with GAAP. Interim results for the three and six months ended June 30, 2004 may not be indicative of results that will be realized for the full year ending December 31, 2004 since the sales of electric energy are seasonal. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

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

     As of June 30, 2004, ACE did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as a liability on its consolidated balance sheets.

FIN 46

     On December 31, 2003, FIN 46 was implemented by ACE. FIN 46 was revised and superseded by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R) which clarified some of the provisions of FIN 46 and exempted certain entities from its

60 _____________________________________________________________________________

requirements. The implementation of FIN 46R (including the evaluation of interests in purchase power arrangements) did not impact ACE's financial condition or results of operations for the three or six months ended June 30, 2004.

     As part of the FIN 46R evaluation, ACE reviewed its power purchase agreements (PPAs), including its Non-Utility Generation (NUG) contracts, to determine (i) if its interest in each entity that is a counterparty to a PPA agreement was a variable interest, (ii) whether the entity was a variable interest entity and (iii) if so, whether ACE was the primary beneficiary. Due to a variable element in the pricing structure of PPAs with three entities, ACE potentially assumes the variability in the operations of the plants of these entities and therefore has a variable interest in the entities. However, due to ACE's inability to obtain information considered to be confidential and proprietary from certain of these entities or the certain entities' own determination that they qualified for exemption as a business, ACE was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether these three entities were variable interest entities or if ACE was the primary beneficiary. As a result, ACE has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information.

     Net purchase activities with these three entities in the quarters ended June 30, 2004 and 2003 were approximately $63 million and $55 million, respectively, of which $58 million and $50 million, respectively, related to power purchases under the PPA agreements. Net purchase activities with these three entities for the six months ended June 30, 2004 and 2003 were approximately $130 million and $118 million, respectively, of which $115 million and $107 million, respectively, related to purchases under the PPA agreements. Net purchase activities with these three entities in the years ended December 31, 2003, 2002 and 2001 were approximately $247 million, $241 million and $244 million, respectively, of which $220 million, $221 million and $227 million, respectively, related to purchases under the PPA agreements. ACE does not have exposure to loss under the PPA agreements since cost recovery will be achieved from its customers through regulated rates.

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended June 30, 2004 and 2003.
	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 8.4	$ 8.3	$ 2.4	$ 2.3
Interest cost	23.5	23.5	8.3	7.9
Expected return on plan assets	(32.3)	(26.9)	(2.8)	(2.0)
Amortization of prior service cost	.3	.3	-	-
Amortization of net (gain) loss	(1.3)	3.4	3.1	1.9
Net periodic benefit cost	$ (1.4)	$ 8.6	$11.0	$10.1
61 _____________________________________________________________________________
The following Pepco Holdings information is for the six months ended June 30, 2004 and 2003.
	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
	(In Millions)
Service cost	$ 18.0	$ 16.6	$ 4.8	$ 4.5
Interest cost	47.3	47.1	16.7	15.8
Expected return on plan assets	(62.1)	(53.9)	(5.7)	(4.0)
Amortization of prior service cost	.5	.6	-	-
Amortization of net loss	3.3	6.9	6.2	3.9
Net periodic benefit cost	$ 7.0	$ 17.3	$22.0	$20.2

     The actual components of net periodic benefit cost for the 2003 interim periods are not available. The component amounts presented above for the 2003 interim periods were calculated in proportion to the annual amounts presented in Pepco Holdings' financial statements for the year ended December 31, 2003. These component amounts are presented for comparison purposes only.

Pension

     The 2004 pension net periodic benefit cost for the three months ended June 30, of $(1.4) million includes $1.5 million for ACE. The 2004 pension net periodic benefit cost for the six months ended June 30, of $7.0 million includes $3.5 million for ACE. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The 2003 pension net periodic benefit cost for the three months ended June 30, of $8.6 million includes $3.2 million for ACE. The 2003 pension net periodic benefit cost for the six months ended June 30, of $17.3 million includes $6.4 million for ACE. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings funding policy with regard to the pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2003 and 2002 PHI made discretionary tax-deductible cash contributions to the plan of $50 million and $35 million, respectively. PHI's defined benefit plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding and PHI projects no funding will be required in 2004. PHI may elect to make a discretionary tax-deductible contribution, if required to maintain its assets in excess of its ABO. As of June 30, 2004, no contributions have been made. The potential discretionary funding of the pension plan in 2004 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Post-Retirement Benefits

     The 2004 other post-retirement net periodic benefit cost for the three months ended June 30, of $11.0 million includes $2.5 million for ACE. The 2004 other post-retirement net periodic benefit cost for the six months ended June 30, of $22.0 million includes $4.9 million for ACE. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries. The 2003 other post-retirement net periodic benefit cost for the three months ended June 30, of $10.1 million includes $2.6 million for ACE. The 2003 other post-retirement net periodic benefit cost for the six months ended June 30,

62 _____________________________________________________________________________
of $20.2 million includes $5.2 million for ACE. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries.
FASB Staff Position (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)

     The Act became effective on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

     Pepco Holdings sponsors post-retirement health care plans that provide prescription drug benefits. Pepco Holdings did not elect the deferral of appropriate accounting permitted by the FASB Staff position (FSP) 106-1. The Accumulated Post-retirement Benefit Obligation (APBO) as of December 31, 2003 was reduced by $28 million to reflect the effects of the Act. For the three and six months ended June 30, 2004, Pepco Holdings' net periodic post-retirement benefit expense has been reduced to reflect the Act. It is estimated that the annual post-retirement benefit cost is reduced by approximately $4 million due to effects of the Act. This reduction includes both the decrease in the cost of future benefits being earned and an amortization of the APBO reduction over the future average working lifetime of the participants, or 13.5 years. The anticipated claims costs expected to be incurred have been adjusted to reflect the cost sharing between Medicare and Pepco Holdings. Participation rates have not been changed. In reflecting the effects of the Act, Pepco Holdings has determined which plans are eligible for Medicare cost sharing by analyzing the terms of each of its plans. It has recognized Medicare cost sharing for a plan only if Pepco Holdings' projected prescription drug coverage is expected to be at least as generous as the expected contribution by Medicare to a prescription drug plan not provided by Pepco Holdings.

     The effect of the subsidy on the three months ended June 30, 2004 other post-retirement net periodic benefit cost of $11.0 million is approximately a $.9 million reduction due to the subsidy. Approximately $.5 million is related to the amortization of the actuarial gain, and approximately $.4 million is a subsidy-related reduction in interest cost on the APBO. The effect of the subsidy on the six months ended June 30, 2004 other post-retirement net periodic benefit cost of $22.0 million is approximately a $1.9 million reduction due to the subsidy. Approximately $1.0 million is related to the amortization of the actuarial gain, and approximately $.9 million is a subsidy-related reduction in interest cost on the APBO.

Asset Sale

     During the second quarter of 2004, ACE and the City of Vineland, New Jersey finalized a condemnation settlement under which ACE transferred to the City of Vineland its distribution assets within the geographical limits of the City of Vineland and related customer accounts. The transaction resulted in a pre-tax gain of approximately $14.4 million, which is recorded as a reduction to operating expenses in the line item entitled "gain on sale of asset" in the accompanying consolidated statements of earnings.

63 _____________________________________________________________________________
Stock Repurchase

     During the second quarter of 2004, ACE repurchased 4,340,836 shares of its common stock from Conectiv. ACE spent $67.5 million to repurchase the stock and retired it on the same day. Conectiv used the proceeds to pay down their intercompany loan with PHI.

Debt
In April 2004, ACE issued $120 million of 5.80% Senior Notes due 2034. The notes are secured by a like amount of First Mortgage Bonds.
In April 2004, ACE Funding paid at maturity $4.2 million of 2.89% Transition Bonds.
In May 2004, ACE redeemed $62.5 million of 7% First Mortgage Bonds due 2023 at 102.88% and $75 million of 7% First Mortgage Bonds due 2028 at 102.91%.
In May 2004, ACE paid at maturity $9 million of 7.15% secured Medium Term Notes.
Effective Tax Rate

     ACE's effective tax rate for three months ended June 30, 2004 and 2003 was 41.11% and 38.07%, respectively, as compared to a federal statutory rate of 35%. This difference was primarily attributable to increase of plant flow-through, decrease of Deferred Investment Tax Credits and decrease of other book tax differences. The increase of rate difference is partially offset by the decrease of State Income Taxes (net of federal tax effects).

     ACE's effective tax rate for six months ended June 30, 2004 and 2003 was 41.20% and 38.28%, respectively, as compared to a federal statutory rate of 35%. This difference was primarily attributable to increase of plant flow-through, decrease of Deferred Investment Tax Credits and decrease of other book tax differences. The increase of rate difference is partially offset by the decrease of State Income Taxes (net of federal tax effects).

(3) SEGMENT INFORMATION
In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ACE has one segment, its regulated utility business.

     ACE's operating expenses and revenues include amounts for transactions with other PHI subsidiaries. ACE purchased electric energy and electric capacity from PHI subsidiaries in the amount of $6.6 million for the three and six months ended June 30, 2004. There were no similar transactions for the corresponding periods in 2003.

(4) COMMITMENTS AND CONTINGENCIES
Rate Proceedings

     On February 3, 2003, ACE filed a petition with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution rates and Regulatory Asset Recovery Charge (RARC) in New Jersey. In its most recent submission, made on February 20, 2004, ACE proposed an overall rate increase

64 _____________________________________________________________________________

of approximately $35.1 million, consisting of a $30.6 million increase in distribution rates and a $4.5 million increase in RARC. Hearings were held before an Administrative Law Judge in late March and early April 2004. At the hearing held on April 6, 2004, the Ratepayer Advocate proposed an annual rate decrease of $4.5 million, modifying its earlier proposal that rates be decreased by $11.7 million annually. The Rate Payer Advocate and Staff of the NJBPU filed their briefs on August 4, 2004 and August 5, 2004, respectively. ACE is in the process of assessing their litigation positions set forth in these briefs. ACE cannot predict the outcome of this proceeding.

     On April 15, 2004, ACE filed testimony with the NJBPU initiating a Phase II to the base rate proceeding described above. In 2003, the NJBPU had consolidated into the base rate proceeding outstanding issues from several other proceedings that will be addressed in Phase II, including: a) a review of whether ACE complied in all material respects with a prior NJBPU order authorizing the transfer of ACE's combustion turbine generation facilities to Conectiv Atlantic Generation, LLC, an unregulated affiliate; b) recovery by ACE of possible additional stranded costs associated with ACE's B.L. England generating facility; c) recovery by ACE of certain operations and maintenance costs associated with B.L. England and other ACE generation facilities; d) recovery by ACE of $30.8 million of actual deferred restructuring costs related to the restructuring of ACE's electric utility business under the New Jersey Electric Discount and Energy Competition Act (EDECA); e) recovery by ACE of $5.1 million of transaction costs associated with ACE's efforts to divest its fossil-fired generation facilities in connection with EDECA; f) recovery by ACE of $3.2 million of transaction costs related to a recently concluded arbitration proceeding involving the way in which the price is determined for the purchase of power from an unaffiliated non-utility generator; and g) recovery by ACE of costs associated with capacity purchases from an affiliate, Conectiv Energy Supply, Inc., during the period August 1999 through July 2000. ACE cannot predict the outcome of the Phase II proceeding.

Restructuring Deferral

     For a discussion of the history of ACE's restructuring deferral proceeding under the New Jersey Electric Discount and Energy Competition Act (EDECA), see Note (13), "Commitments and Contingencies" to the Financial Statements of ACE included in ACE's Annual Report on Form 10-K/A for the year ended December 31, 2003. On July 8, 2004, the NJBPU issued its final order in the restructuring deferral proceeding. The final order did not modify the amount of the disallowances set forth in the summary order issued on July 31, 2003, but did provide a much more detailed analysis of evidence and other information relied on by the NJBPU as justification for the disallowances. ACE believes the record does not justify the level of disallowance imposed by the NJBPU. ACE is evaluating its options related to this decision, which could include an appeal or a post-order settlement. ACE has 45 days from the date of the order to file an appeal.

65 _____________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK.
66 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC STATEMENTS OF EARNINGS AND MEMBER'S EQUITY (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Millions of Dollars)
Operating Revenue
Utility	$15.5	$10.1	$31.9	$21.6
Operating Expenses
Amortization of bondable transition property	8.9	4.9	18.6	11.2
Interest expense	6.6	5.1	13.3	10.2
Servicing and administrative expenses	-	0.1	-	0.2
Total Operating Expenses	15.5	10.1	31.9	21.6
Operating Income	-	-	-	-

Other Income
Interest and dividend income	-	-	-	-
Total Other Income	-	-	-	-

Income Before Income Tax Expense	-	-	-	-

Income Tax Expense	-	-	-	-

Net Income	$ -	$ -	$ -	$ -

Member's equity, beginning of period	$ 3.0	$ 2.2	$ 3.0	$ 2.2

Net Income	-	-	-	-

Member's equity, end of period	$ 3.0	$ 2.2	$ 3.0	$ 2.2

The accompanying Notes are an integral part of these Financial Statements.
67 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC BALANCE SHEETS (Unaudited)
	June 30, 2004	December 31, 2003
	(Millions of Dollars)
CURRENT ASSETS
Restricted funds held by trustee	$ 18.0	$ 9.9
Transition bond charge receivable for Servicer	13.1	18.1
Total Current Assets	31.1	28.0
OTHER ASSETS
Bondable transition property (net)	546.7	556.8
TOTAL ASSETS	$577.8	$584.8

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Interest accrued	$ 7.1	$ 4.0
Payable to PHI Service Company	0.1	0.6
Short term debt	29.9	25.9
Total Current Liabilities	37.1	30.5
CAPITALIZATION
Member's equity	3.0	3.0
Long-term debt	537.7	551.3
Total capitalization	540.7	554.3
TOTAL LIABILITIES AND MEMBER'S EQUITY	$577.8	$584.8

The accompanying Notes are an integral part of these Financial Statements.
68 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC TRANSITION FUNDING, LLC STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2004	2003
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ -	$ -
Adjustments to reconcile net income to net cash from operating activities:
Amortization of bondable transition property	18.6	11.2
Transition bond charge receivable from Servicer	(3.6)	(6.9)
Accrued interest and other	3.5	10.1
Net Cash From Operating Activities	18.5	14.4

INVESTING ACTIVITIES
Deposit of restricted funds held by trustee	(8.1)	(13.1)
Net Cash Used by Investing Activities	(8.1)	(13.1)

FINANCING ACTIVITIES
Long-term debt redeemed	(9.6)	-
Debt issuance costs	(0.8)	(1.3)
Other financing activities	-	-
Net Cash Used By Financing Activities	(10.4)	(1.3)

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ -

The accompanying Notes are an integral part of these Financial Statements.
69 _____________________________________________________________________________

NOTES TO FINANCIAL STATEMENTS
ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC
(1) ORGANIZATION

     Atlantic City Electric Transition Funding LLC (ACE Funding), a limited liability company established by Atlantic City Electric Company (ACE) under the laws of the State of Delaware, was formed on March 28, 2001 pursuant to a limited liability company agreement with ACE dated April 11, 2001 as amended, as sole member of ACE Funding. ACE is a wholly owned subsidiary of Conectiv, which is a wholly owned subsidiary of Pepco Holdings, Inc.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICY
Financial Statement Presentation

     ACE Funding's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in ACE Funding's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of ACE Funding's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly ACE Funding's financial condition as of June 30, 2004, in accordance with GAAP. Interim results for the three and six months ended June 30, 2004 may not be indicative of results that will be realized for the full year ending December 31, 2004.

70 _____________________________________________________________________________

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

Other Non-Regulated

     This component of PHI's business is conducted through its subsidiaries Potomac Capital Investment Corporation (PCI) and Pepco Communications, Inc. (Pepcom). PCI manages a portfolio of financial investments, which primarily includes energy leveraged leases. During the second quarter of 2003, PHI announced the discontinuation of further new investment activity by PCI. Pepco Holdings, through Pepcom, holds a 50% interest in Starpower Communications, LLC (Starpower), a Joint Venture with RCN Corporation (RCN).

     In the fourth quarter of 2003, Pepco Holdings recorded an impairment charge which reduced the carrying value of Pepcom's investment in Starpower to $39.2 million. The amount of the impairment charge was based on Pepco Holdings' intent to sell its investment and an assessment of the fair value of its investment at December 31, 2003. On July 28, 2004, Pepcom entered a contract with a third party for the sale of its 50% interest in Starpower ("the contract").

72 _____________________________________________________________________________

     Under a right of first refusal provision in the Starpower joint venture operating agreement between Pepcom and RCN, RCN has the right to match a third party's offer and enter into an agreement to purchase Pepcom's interest in Starpower within 60 days from the receipt of an offer notice from Pepcom.

     Based on the sales price in the contract and other related selling costs, Pepcom recorded an additional impairment charge of $11.2 million in the second quarter of 2004 reducing the value of Pepcom's equity investment in Starpower to $28 million at June 30, 2004.

     The sale of Pepcom's interest, whether to RCN or the third party, is subject to the receipt of all necessary regulatory approvals. At this time, it is not possible to predict when the sale of Pepcom's interest in Starpower will be completed.

For additional information, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of PHI's 2003 Form 10-K/A.
EARNINGS OVERVIEW
Three Months Ended June 30, 2004 and 2003 Results

     The earnings of Pepco Holdings for the three months ended June 30, 2004, were $90.4 million compared to $43.0 million for the corresponding period in 2003. A comparison of earnings for these periods, adjusted for supplemental items, is as follows:

For the Three Months Ended June 30,	Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non-Regulated	Corp. & Other	PHI Consolidated
	(In Millions)
2004 Net Income/(Loss)	$72.5	$24.5	$3.3	$ 6.9	$(16.8)	$90.4
2004 Supplemental Adjustment (a):
Starpower Impairment (b)	-	-	-	7.3	-	7.3
Gain on disposition associated with Vineland co-generation facility (c)	-	(6.6)	-	-	-	(6.6)
Gain on Vineland distribution assets -- Condemnation Settlement (d)	(8.6)	-	-	-	-	(8.6)
2004 Adjusted	$63.9	$17.9	$3.3	$ 14.2	$(16.8)	$82.5
2003 Net Income/(Loss)	$44.2	$4.5	$2.0	$ 9.7	$(17.4)	$43.0
2003 Supplemental Adjustments (a):
ACE New Jersey Deferral Disallowance (e)	16.3	-	-	-	-	16.3
ACE accrual reversal (f)	(5.9)	-	-	-	-	(5.9)
2003 Adjusted	$54.6	$4.5	$2.0	$ 9.7	$(17.4)	$53.4
$ Variance for 2004 Adjusted vs. 2003 Adjusted	$ 9.3	$13.4	$1.3	$ 4.5	$ 0.6	$29.1

(a)

These adjustments, which are net of tax, represent non-GAAP financial information. Management believes that the adjusted earnings amounts may be useful to investors because they show results before giving effect to the adjustment items.

(b)	This amount represents an impairment charge used to reduce the value of the Starpower investment to $28 million at June 30, 2004.
(c)	This amount represents the favorable impact at Conectiv Energy resulting from the disposition of a joint venture associated with the Vineland co-generation facility.
(d)	This amount represents the favorable impact resulting from a gain on the condemnation settlement associated with the transfer of Vineland distribution assets.
(e)	This amount represents the unfavorable impact related to ACE's New Jersey deferral disallowance.
(f)	This amount represents the favorable impact related to ACE's accrual reversal.
73 _____________________________________________________________________________
A summary of the factors contributing to the three months ended June 30, 2004 vs. 2003 adjusted earnings variances is as follows.

     Power Delivery's second quarter 2004 adjusted earnings were $9.3 million higher than the corresponding 2003 period due to higher transmission and distribution revenue. Transmission and distribution sales increased by approximately 9% as a result of favorable weather and lower Pepco customer migration. These favorable increases in revenue were partially offset by increased costs of goods sold as a result of the Transition Power Agreement settlement with Mirant which lowered Pepco's Standard Offer Service gross profit margin.

     Conectiv Energy's second quarter 2004 adjusted earnings were $13.4 million higher than the corresponding 2003 period primarily due to higher generation output, energy margins, and capacity prices. The completion of the Bethlehem plant accounted for approximately half of the increase in generation output. Offsetting the positive variance were higher interest costs and depreciation expense resulting from the completion of the Bethlehem plant.

     Pepco Energy Services' second quarter 2004 adjusted earnings were $1.3 million higher than the corresponding 2003 period due to improved gross margins in the retail commodity business that resulted from more favorable wholesale commodity prices in 2004 and reduced interest expense.

Other Non-Regulated second quarter 2004 adjusted earnings were $4.5 million higher than the corresponding 2003 period primarily due to reduced interest expense at PCI.
Six Months Ended June 30, 2004 and 2003 Results

     The earnings of Pepco Holdings for the six months ended June 30, 2004, were $141.6 million compared to $18.1 million for the corresponding period in 2003. A comparison of earnings for these periods, adjusted for supplemental items, is as follows:

74 _____________________________________________________________________________
For the Six Months Ended June 30,	Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non-Regulated	Corp. & Other	PHI Consolidated
2004 Net Income/(Loss)	$113.3	$ 29.6	$ 6.4	$27.0	$(34.7)	$141.6
2004 Supplemental Adjustment (a):
Starpower Impairment (b)	-	-	-	7.3	-	7.3
Local Tax Benefit (c)	(.8)	-	(1.5)	(8.8)	(2.0)	(13.1)
Gain on disposition associated with Vineland co-generation facility (d)	-	(6.6)	-	-	-	(6.6)
Gain on Vineland distribution assets -- Condemnation Settlement (e)	(8.6)	-	-	-	-	(8.6)
2004 Adjusted	$103.9	$ 23.0	$ 4.9	$25.5	$(36.7)	$120.6
2003 Net Income/(Loss)	$ 93.2	$(86.0)	$(2.4)	$18.1	$ (4.8)	$ 18.1
2003 Supplemental Adjustments (a):
Trading Losses (f)	-	26.7	-	-	-	26.7
CT Cancellation (g)	-	65.7	-	-	(34.6)	31.1
ACE New Jersey Deferral Disallowance (h)	16.3	-	-	-	-	16.3
ACE accrual reversal (i)	(5.9)	-	-	-	-	(5.9)
2003 Adjusted	$103.6	$ 6.4	$(2.4)	$18.1	$(39.4)	$86.3
$ Variance for 2004 Adjusted vs. 2003 Adjusted	$ 0.3	$ 16.6	$ 7.3	$ 7.4	$ 2.7	$ 34.3

(a)

These adjustments, which are net of tax, represent non-GAAP financial information. Management believes that the adjusted earnings amounts may be useful to investors because they show results before giving effect to the adjustment items.

(b)	This amount represents an impairment charge used to reduce the value of the Starpower investment to $28 million at June 30, 2004.
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

(d)	This amount represents the favorable impact at Conectiv Energy resulting from the disposition of a joint venture associated with the Vineland co-generation facility.
(e)	This amount represents the favorable impact resulting from a gain on the condemnation settlement associated with the transfer of Vineland distribution assets.
(f)	This amount represents the unfavorable impact resulting from net trading losses prior to the cessation of proprietary trading.
(g)

This amount represents the unfavorable impact related to the cancellation of a CT contract. The Corp. & Other amount represents the reversal of a purchase accounting fair value adjustment made on the merger date related to the CT contract.

(h)	This amount represents the unfavorable impact related to ACE's New Jersey deferral disallowance.
(i)	This amount represents the favorable impact related to ACE's accrual reversal.
A summary of the factors contributing to the six months ended June 30, 2004 vs. 2003 adjusted earnings variances is as follows.

     Power Delivery's year-to-date 2004 adjusted earnings essentially did not change ($.3 million higher) from the corresponding period in 2003 as higher transmission and distribution revenue was offset by lower Pepco gross profits. Transmission and distribution sales increased by approximately 5% as a result of favorable weather and lower Pepco customer migration. These favorable increases in revenue were partially offset by increased costs of goods sold as a result of the Transition Power Agreement settlement with Mirant which lowered Pepco's Standard Offer Service gross profit margin.

     Conectiv Energy's year-to-date 2004 adjusted earnings were $16.6 million higher than the corresponding 2003 period due to strong generation gross profits resulting from higher generation output, improved energy margins and higher capacity prices. The completion of the Bethlehem plant accounts for

75 _____________________________________________________________________________

most of the increase in generation output. In addition, POLR service generated additional earnings primarily from lower energy and hedging cost. Several items offsetting the positive variances included higher interest costs and depreciation expense resulting from the completion of the Bethlehem plant.

     Pepco Energy Services' year to date 2004 earnings were $7.3 million higher than the corresponding period in 2003 due to improved gross margins in the retail commodity business that resulted from more favorable wholesale commodity prices in 2004 and reduced interest expense.

     Other Non-Regulated year-to-date 2004 adjusted earnings were $7.4 million higher than the corresponding period in 2003 primarily due to PCI's sale of two aircraft and its reduced interest expense in 2004.

Corporate and Other's year-to-date 2004 adjusted earnings were $2.7 million higher than the corresponding period in 2003 primarily due to lower expenses associated with purchase accounting valuation.
CONSOLIDATED RESULTS OF OPERATIONS
The accompanying results of operations discussion is for the three months ended June 30, 2004 compared to June 30, 2003.
Operating Revenue

     PHI's operating revenue decreased by $6.9 million to $1,691.5 million for the three months ended June 30, 2004, from $1,698.4 million for the corresponding period in 2003. The decrease was primarily due to a decrease of $171.1 million at Conectiv Energy that was partially offset by a $162.0 million increase at Power Delivery.

     The decrease in Conectiv Energy's operating revenue of $171.1 million is primarily due to a $63 million decrease in revenues from PJM due to a change in power scheduling procedures by Conectiv to schedule power directly to DPL, a decrease of $67 million that related to 2003 revenue that was not recorded on a net basis as EITF 03-11 was implemented on January 1, 2004 and prior periods were not impacted. Additionally, the remaining $41.1 million decrease results from a decrease in other sales activities, partially offset by a net increase in generation and wholesale revenues. The impact of the decrease in operating revenue was offset by decreases in fuel and purchased energy expenses.

     The increase in Power Delivery's operating revenue of $162.0 million is primarily due to the following: (i) an $82.3 million increase in delivery revenue; (ii) a $43.0 million increase of sales into the PJM market (primarily due to the NJBPU mandated order, effective December 31, 2003, that enables ACE to sell all of its generation into the PJM market electric pool); and (iii) a $37.7 million increase from the provision of regulated generation services. Delivery sales were 12,350,600 MwH, compared to 11,352,900 MwH for the comparable period in 2003 (an increase of approximately 9%).

Operating Expenses
Fuel and Purchased Energy

     PHI's fuel and purchased energy decreased $125.5 million to $956.0 million for the three months ended June 30, 2004, from $1,081.5 million for the corresponding period in 2003. The decrease was primarily due to a decrease of $221.0 million at Conectiv Energy that was partially offset by a $108.2 million increase at Power Delivery.

76 _____________________________________________________________________________

     The decrease in Conectiv Energy's fuel and purchased energy of $221.0 million was primarily due to a change in power scheduling procedures by Conectiv to schedule power directly to DPL which resulted in a decrease of approximately $63.0 million in expenses from PJM, a decrease of $67 million that related to 2003 revenue that was not recorded on a net basis as EITF 03-11 was implemented on January 1, 2004 and prior periods were not impacted, and a decrease of approximately $91 million primarily due to reduced costs of goods sold from lower sales volume.

     The increase in Power Delivery's electric fuel and energy of $108.2 million was primarily due to a $70.2 million increase in net energy procurement due to higher sales of regulated generation services and a $30.6 million increase in energy procurement costs to provide Standard Offer Service due to the TPA Settlement with Mirant.

Other Operation and Maintenance

     PHI's other operation and maintenance increased $40.4 million to $352.1 million for the three months ended June 30, 2004, from $311.7 million for the corresponding period in 2003 primarily due to an increase of $33.0 million at Conectiv Energy from the increased cost of sales associated with the petroleum division, due to higher fuel costs.

Deferred Electric Service Costs

     Deferred electric services costs decreased by $7.5 million to a $6.0 million credit to operating expense for the three months ended June 30, 2004 from a $1.5 million expense for the three months ended June 30, 2003. The $7.5 million decrease represents an under-recovery of costs primarily related to purchasing power from non-utility generators, providing Basic Generation Service and other restructuring items. Additionally, the 2003 period contained a $27.5 million charge related to the New Jersey deferral disallowance regarding the procurement of fuel and purchased energy. Customers in New Jersey who do not choose a competitive supplier receive default electricity supply, known as "basic generation service" or "BGS", from suppliers selected through auctions approved by the NJBPU. ACE's rates for the recovery of these costs are reset annually. The balance for ACE's deferred electric services costs reflects an under-recovery of $130.1 million as of June 30, 2004. This amount is net of a $46.1 million regulatory disallowance reserve.

Gain on Sale of Assets

     PHI's gain on sale of assets primarily represents a $14.4 million gain from the condemnation settlement between ACE and the City of Vineland, New Jersey relating to the transfer of distribution assets and customer accounts.

Other Income (Expenses)

     PHI's other expenses increased $4.6 million to $80.6 million for the three months ended June 30, 2004, from $76.0 million for the corresponding period in 2003. The increase was primarily due to the following: (i) an impairment charge of $11.2 million during the 2004 period that reduced the value of Pepcom's investment in Starpower to $28 million and (ii) a $2.1 million decrease in interest and dividend income. These increases were partially offset by $11.2 million gain from the disposition of a joint venture associated with the Vineland co-generation facility.

77 _______________________________________________________________________________
Income Tax Expense

     PHI's effective tax rate for the three months ended June 30, 2004 was 39% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and tax benefits related to certain leveraged leases.

     PHI's effective tax rate for the three months ended June 30, 2003 was 34.5% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), the flow-through of certain book tax depreciation differences partially offset by the flow-through of Deferred Investment Tax Credits and tax benefits related to certain leveraged leases.

The accompanying results of operations discussion is for the six months ended June 30, 2004 compared to June 30, 2003.
Operating Revenue

     PHI's operating revenue decreased by $171.5 million to $3,455.6 million for the six months ended June 30, 2004, from $3,627.1 million for the corresponding period in 2003. The decrease was primarily due to a decrease of $390.5 million at Conectiv Energy, partially offset by a $227.3 million increase by Power Delivery businesses.

     The decrease in Conectiv Energy's operating revenue of $390.5 million is primarily due to a $197 million decrease in revenues from PJM due to a change in power scheduling procedures by Conectiv to schedule power directly to DPL, a decrease of $104 million that related to 2003 revenue that was not recorded on a net basis as EITF 03-11 was implemented on January 1, 2004 and prior periods were not impacted. Additionally, the remaining $89.5 million decrease results from a decrease in sales, partially offset by an increase in operating revenues due to the discontinuance of gas and electric trading which was recorded as a net loss in 2003 revenues and a net increase in generation and wholesale revenues.

    The increase in Power Delivery's operating revenue of $227.3 million is primarily due to: (i) a $119.3 million increase in delivery revenue; (ii) a $58.5 million increase of sales into the PJM market (primarily due to the NJBPU mandated order, effective December 31, 2003 that enables ACE to sell all of its generation into the PJM market electric pool); and (iii) a $48.9 million increase in revenue from the provision of regulated generation services. For the six months ended June 30, 2004, delivery sales were 25,061,100 MwH, compared to 23,953,600 MwH for the comparable period in 2003 (an increase of approximately 5%).

Operating Expenses
Fuel and Purchased Energy

     PHI's fuel and purchased energy decreased $358.9 million to $2,023.0 million for the six months ended June 30, 2004, from $2,381.9 million for the corresponding period in 2003. The decrease was primarily due to a decrease of $481.5 million at Conectiv Energy and a decrease of $42.9 million at Pepco Energy Services, partially offset by a $172.4 million increase by Power Delivery.

78 _____________________________________________________________________________

     The decrease in Conectiv Energy's fuel and purchased energy of $481.5 million was primarily due to a change in power scheduling procedures by Conectiv to schedule power directly to DPL which resulted in a decrease of approximately $197 million in expenses from PJM, a decrease of $104 million that related to 2003 revenue that was not recorded on a net basis as EITF 03-11 was implemented on January 1, 2004 and prior periods were not impacted, and a decrease of approximately $180.5 million in cost of goods sold primarily due to a reduction in sales volume.

Pepco Energy Services' fuel and purchased energy costs decreased by $42.9 million primarily due to a decrease in wholesale commodity purchases and more favorable wholesale commodity prices in 2004.

     Power Delivery's electric fuel and purchased energy costs increased by $172.4 million primarily due to the following: (i) an $86.4 million increase in net energy procurement due to higher sales of regulated generation services; (ii) a $57.6 million increase in energy procurement costs to provide Standard Offer Service due to the TPA Settlement with Mirant; and (iii) a $28.4 million increase in gas costs from increased off-system sales and higher fuel costs.

Other Operation and Maintenance

     PHI's other operation and maintenance increased $28.9 million to $711.0 million for the six months ended June 30, 2004, from $682.1 million for the corresponding period in 2003. The increase was primarily due to an increase in Conectiv Energy's cost of sales expense associated with the petroleum division, due to higher fuel costs.

Depreciation and Amortization

     Depreciation and amortization expenses increased by $14.3 million to $222.2 million for the six months ended June 30, 2004 from $207.9 million for the corresponding period in 2003 primarily due to increases in amortization for bondable transition property and regulatory assets at the Power Delivery businesses.

Other Taxes

     Other taxes increased by $13.7 million to $136.2 million for the six months ended June 30, 2004 from $122.5 million for the corresponding period in 2003 primarily due to $19.7 million higher fuel taxes, which is a pass-through, partially offset by $9.0 million lower property taxes due to a tax-expense true up.

Deferred Electric Service Costs

     Deferred electric services costs increased by $7.5 million to $9.0 million for the six months ended June 30, 2004 from $1.5 million for the six months ended June 30, 2003. The $7.5 million increase represents an over-recovery of costs primarily related to purchasing power from non-utility generators, providing Basic Generation Service and other restructuring items. Additionally, the 2003 period contained a $27.5 million charge related to the New Jersey deferral disallowance regarding the procurement of fuel and purchased energy. Customers in New Jersey who do not choose a competitive supplier receive default electricity supply, known as "basic generation service" or "BGS", from suppliers selected through auctions approved by the NJBPU. ACE's rates for the recovery of these costs are reset annually. The balance for ACE's deferred electric services costs reflects an under-recovery

79 _______________________________________________________________________________
of $130.1 million as of June 30, 2004. This amount is net of a $46.1 million regulatory disallowance reserve.
Impairment Losses
PHI's impairment loss during the first quarter of 2003 of $52.8 million resulted from the cancellation of a CT contract.
Gain on Sale of Assets

     PHI's gain on sale of assets primarily represents a $14.4 million gain from the condemnation settlement with the City of Vineland relating to the transfer of its distribution assets and customer accounts during the second quarter of 2004. Additionally, during the first quarter of 2004, PHI recorded a $6.6 million gain on the sale of land and a $5.5 million gain on the sale of two aircraft, which reduced operating expenses.

Other Income (Expenses)

     PHI's other expense increased $12.4 million to $167.8 million for the six months ended June 30, 2004, from $155.4 million for the corresponding period in 2003. The increase was primarily due to the following: (i) a $4.1 million increase in interest expense from the reclassification of distributions on mandatorily redeemable preferred securities to interest expense in accordance with SFAS No. 150; (ii) an $8.1 million decrease in interest and dividend income, and (iii) an impairment charge of $11.2 million during the second quarter of 2004 that reduced the value of Pepcom's investment in Starpower to $28 million. These increases were partially offset by $11.2 million gain from the disposition of a joint venture associated with the Vineland co-generation facility.

Income Tax Expense (Benefit)

PHI's effective tax rate for the six months ended June 30, 2004 was 32.7% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit, including the benefit associated with the retroactive adjustment for the issuance of final consolidated tax return regulations by a local taxing authority), the flow-through of Deferred Investment Tax Credits and tax benefits related to certain leveraged leases partially offset by the flow-through of certain book tax depreciation differences. Excluding the retroactive local tax adjustment, the effective tax rate for the six months ended June 30, 2004 would have been 38.9%.

     PHI's effective tax rate for the six months ended June 30, 2003 was 12% benefit as compared to the federal statutory rate of 35%. The primary reason for the tax benefit is the favorable impact of tax benefits related to certain leveraged leases on lower income before taxes that resulted from the CT contract cancellation and trading losses.

Extraordinary Item
This second quarter 2003 amount represents the $5.9 million favorable impact related to ACE's accrual reversal.
80 _____________________________________________________________________________
CAPITAL RESOURCES AND LIQUIDITY
Capital Structure

     The components of Pepco Holdings' capital structure, expressed as a percentage of total capitalization (including short-term debt and current maturities of long-term debt) is shown below as of June 30, 2004 and December 31, 2003 (dollars in millions).

	June 30, 2004		December 31, 2003
Common Shareholders' Equity	$3,068.4	35.2%	$3,003.3	34.7%
Preferred Stock (a)	108.2	1.2%	108.2	1.2%
Debentures Issued to Financing Trust (b)	-	-	98.0	1.1%
Long-Term Debt (c)	5,392.2	61.7%	5,101.3	58.8%
Short-Term Debt (d)	168.0	1.9%	360.0	4.2%
Total	$8,736.8	100.0%	$8,670.8	100.0%
(a)	Represents Mandatorily Redeemable Serial Preferred Stock, Serial Preferred Stock, and Redeemable Serial Preferred Stock.
(b)	Represents debentures issued pursuant to financing trusts, including the current portion.
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
Financing Activity During the Three Months Ended June 30, 2004
Conectiv Bethlehem Loan

     In June 2002, PHI's subsidiary Conectiv Bethlehem, LLC entered into a credit agreement with various banks and financial institutions under which it borrowed $335 million to finance construction of its combine cycle power plant in Bethlehem, Pennsylvania. On June 30, 2004, Conectiv Bethlehem exercised its right under the credit agreement to convert the construction loan to a two-year term loan. The term loan matures on June 30, 2006 but can be repaid anytime prior to maturity. The $335 million principal amount of the loan bears interest at a variable interest rate and is secured by a lien on the membership interests of Conectiv Bethlehem and all tangible, intangible and real property of Conectiv Bethlehem. Conectiv Bethlehem entered into an interest rate swap agreement which effectively converted, as of June 30, 2004, the variable interest rate on 81% of the term loan balance to a fixed rate of 4.15%. Conectiv Bethlehem is required to pay a total of approximately $35.6 million through principal payments that commence on December 30, 2004 that are made semiannually through December 2005, with the balance of the loan payable due on the maturity date of June 30, 2006. Under the credit agreement, all revenues received by Conectiv Bethlehem after June 30, 2004 must be deposited into an escrow account. The funds in the escrow account may be used only to make principal and interest payments, as required under the credit agreement, and to pay ongoing operating expenses of the plant, except that Conectiv Bethlehem is permitted to distribute excess cash (funds available after loan payments and operating expenses) out of the escrow account to its sole member, ACE REIT, Inc., an indirect subsidiary of PHI, during the 30 days following each semi-annual principal repayment date described above. Conectiv Bethlehem's primary source of revenues is a power sales agreement entered into with its affiliate, Conectiv Energy Supply, Inc. (CESI). CESI's obligations under the power sales agreement are guaranteed by Conectiv. The credit agreement contains a number of events of default that could be triggered by defaults on Conectiv or Conectiv Bethlehem debt, including bankruptcy,

81 ______________________________________________________________________________

Conectiv Bethlehem's loss of collateral security, defaults by Conectiv Bethlehem under Conectiv Bethlehem project agreements such as the power sales agreement with CESI, and material adverse changes in Conectiv Bethlehem's regulatory status.

Other Long-Term Financing
Set forth below is a summary of long-term financing activity during the quarter ended June 30, 2004.

     In April 2004, Pepco redeemed $100 million of 6.875% First Mortgage Bonds due 2023 at 102.66%, $75 million of 6.875% First Mortgage Bonds due 2024 at 103.10%, and $35 million of 7% Medium Term Notes due 2024 at 102.747%.

In April 2004, ACE issued $120 million of 5.80% Senior Notes due 2034. The notes are secured by a like amount of First Mortgage Bonds.
In April 2004, ACE Funding paid at maturity $4.2 million of 2.89% Transition Bonds.
In May 2004, ACE redeemed $62.5 million of 7% First Mortgage Bonds due 2023 at 102.88% and $75 million of 7% First Mortgage Bonds due 2028 at 102.91%.
In May 2004, ACE paid at maturity $9 million of 7.15% secured Medium Term Notes.
In May 2004, DPL redeemed $72.2 million of 8.125% Junior Subordinated Debentures due 2036 at par.
In June 2004, DPL paid at maturity $2.5 million of 6.95% First Mortgage Bonds.
In June 2004, Conectiv paid at maturity $50 million of 6.73% Medium Term Notes.
Financing Activity Subsequent to June 30, 2004
Set forth below is a summary of long-term financing activity subsequent to June 30, 2004.
In July 2004, ACE Funding paid at maturity $4.0 million of 2.89% Transition Bonds.

     In July 2004, Pepco Holdings, Pepco, DPL and ACE entered into a five-year credit agreement with an aggregate borrowing limit of $650 million. This agreement replaces a $550 million 364-day credit agreement that was entered into on July 29, 2003. The respective companies also are parties to a three-year [working capital] credit agreement that was entered into in July 2003 and terminates in July 2006 with an aggregate borrowing limit of $550 million. Pepco Holdings' credit limit under these agreements is $700 million and the credit limit of each of Pepco, DPL and ACE is the lower of $300 million and the maximum amount of short term debt authorized by the applicable regulatory authority, except that the aggregate amount of credit utilized by Pepco, DPL and ACE at any given time under the agreements may not exceed $500 million. The credit agreements primarily serve as a source of liquidity to support the commercial paper programs of the respective companies. The companies can also borrow funds for general corporate purposes and issue letters of credit under the

82 _____________________________________________________________________________

agreements. The credit agreements contain customary financial and other covenants that, if not satisfied, could result in the acceleration of repayment obligations under the agreements or restrict the ability of the companies to borrow under the agreements. Among these covenants is the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreements. The credit agreements also contain a number of customary events of default that could result in the acceleration of repayment obligations under the agreements, including (i) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of certain indebtedness under other borrowing arrangements, (ii) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (iii) a change in control (as defined in the credit agreements) of Pepco Holdings or the failure of Pepco Holdings to own all of the voting stock of Pepco, DPL and ACE.

Working Capital

     At June 30, 2004, Pepco Holdings' current assets on a consolidated basis totaled $1.7 billion and current liabilities totaled $2.0 billion. Of the $2.0 billion, $.9 billion was short-term debt. At June 30, 2003, current assets totaled $1.7 billion and current liabilities totaled $2.4 billion. Of the $2.4 billion, $1.1 billion was short-term debt. A detail of Pepco Holdings' $.9 billion of short-term debt at June 30, 2004 is as follows:

	As of June 30, 2004 ($ in Millions)
Type	PHI	Pepco	DPL	ACE	ACE Funding	Conectiv Energy	PES	PCI	Conectiv	PHI Consolidated
Variable Rate Demand Bonds	$ -	$ -	$104.8	$ 22.6	$ -	$ -	$31.0	$ -	$ -	$158.4
Current Portion of Long-Term Debt	200.0	-	7.2	12.0	30.0	21.4	-	50.0	280.0	600.6
Commercial Paper	91.0	-	-	77.0	-	-	-	-	-	168.0
Total	$291.0	$ -	$112.0	$111.6	$30.0	$21.4	$31.0	$50.0	$280.0	$927.0
Capital Requirements
Construction Expenditures

     Pepco Holdings' construction expenditures for the six months ended June 30, 2004 totaled $228.2 million of which $222.4 million was related to its power delivery businesses. The remainder was primarily related to Conectiv Energy.

Third Party Guarantees, Indemnifications and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of June 30, 2004, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were

83 _____________________________________________________________________________
recorded. The commitments and obligations, in millions of dollars, were as follows:
	Guarantor
	PHI	Conectiv	PCI	Total
Energy marketing obligations of Conectiv Energy (1)	$160.2	$ 6.5	$ -	$166.7
Energy procurement obligations of Pepco Energy Services (1)	5.7	-	-	5.7
Standby letters of credit of Pepco Holdings (2)	5.5	-	-	5.5
Guaranteed lease residual values (3)	-	6.0	-	6.0
Loan agreement (4)	13.1	-	-	13.1
Construction performance guarantees (5)	-	4.1	-	4.1
Other (6)	14.9	4.1	5.5	24.5
Total	$199.4	$20.7	$5.5	$225.6
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

3.

Subsidiaries of Conectiv have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of June 30, 2004, obligations under the guarantees were approximately $6.0 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of requiring payment under the guarantee is remote.

4.

Pepco Holdings has issued a guarantee on the behalf of a subsidiary's 50% unconsolidated investment in a limited liability company for repayment borrowings under a loan agreement of approximately $13.1 million.

5.	Conectiv has performance obligations of $4.1 million relating to obligations to third party suppliers of equipment.
6.	Other guarantees comprise:
• Pepco Holdings has guaranteed payment of a bond issued by a subsidiary of $14.9 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
84 _____________________________________________________________________________
•	Conectiv has guaranteed a subsidiary building lease of $4.1 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
•

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications LLC. In addition, PCI has agreed to indemnify RCN for 50% of any payments RCN makes under the Starpower franchise and construction performance bonds.  As of June 30, 2004, the guarantees cover the remaining $3.4 million in rental obligations and $2.1 million in franchise and construction performance bonds issued.

     In addition, in connection with the Conectiv Bethlehem term-loan, Conectiv provides a guarantee associated with Conectiv Energy's agreement to purchase energy and capacity from Conectiv Bethlehem and other guarantees related to obligations of Pepco Holdings subsidiaries under agreements related to constructing and operating the Conectiv Bethlehem mid-merit plant. Generally, Conectiv's guarantee obligations do not exceed the amount of the debt outstanding under term loan and do not guarantee Conectiv Bethlehem's obligation to repay the debt. As of June 30, 2004, the outstanding balance under the Conectiv Bethlehem credit facility was $335.0 million.

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

Dividends
On July 22, 2004, Pepco Holdings' Board of Directors declared a dividend on common stock of 25 cents per share payable September 30, 2004, to shareholders of record on September 10, 2004.
85 _____________________________________________________________________________
Energy Contract Net Asset Activity
The following table provides detail on changes in the competitive energy segments' net asset or liability position with respect to energy commodity contracts from one period to the next:
Roll-forward of Mark-to-Market Energy Contract Net Assets For the Six Months Ended June 30, 2004 (Dollars are Pre-Tax and in Millions)(1)
	Proprietary Trading (2)	Other Energy Commodity (3)	Total
Total Marked-to-market (MTM) Energy Contract Net Assets at December 31, 2003	$ 11.0	$60.6	$ 71.6
Total change in unrealized fair value excluding reclassification to realized at settlement of contracts	(0.2)	12.7	12.5
Reclassification to realized at settlement of contracts	(4.7)	(4.2)	(8.9)
Effective portion of changes in fair value - recorded in OCI	-	(11.8)	(11.8)
Ineffective portion of charges in fair value - recorded in earnings	-	(6.6)	(6.6)
Changes in valuation techniques and assumptions	-	-	-
Purchase/sale of existing contracts or portfolios subject to MTM	-	-	-
Total MTM Energy Contract Net Assets at June 30, 2004 (a)	$ 6.1 (4)	$50.7	$ 56.8
(a) Detail of MTM Energy Contract Net Assets at June 30, 2004 (above)			Total
Current Assets			$117.9
Noncurrent Assets			37.1
Total MTM Energy Assets			155.0
Current Liabilities			(68.9)
Noncurrent Liabilities			(29.3)
Total MTM Energy Contract Liabilities			(98.2)
Total MTM Energy Contract Net Assets			$ 56.8
Notes:
(1)

This table reflects $4.4 million (pre-tax) of net assets that existed at the time of the Pepco/Conectiv merger that are not reflected in PHI's consolidated balance sheet as of June 30, 2004 due to purchase accounting.

(2)	Includes all remaining contracts held for proprietary trading.
(3)	Includes all SFAS 133 hedge activity and non-proprietary trading activities marked-to-market through earnings.
(4)	This amount will not be materially sensitive to commodity price movements because it represents positions that have been volumetrically offset almost 100% since the first quarter of 2003.

     The following table provides the source of fair value information (exchange-traded, provided by other external sources, or modeled internally) used to determine the carrying amount of the competitive energy segments' total mark-to-market energy contract net assets. The table also provides the maturity, by year, of the competitive energy segments' mark-to-market energy contract net assets, which indicates when the amounts will settle and either generate cash for, or require payment of cash by, PHI.

     PHI uses its best estimates to determine the fair value of the commodity and derivative contracts that its competitive energy segments hold and sell. The fair values in each category presented below reflect forward prices and volatility factors as of June 30, 2004 and are subject to change as a result of changes in these factors:

86 _____________________________________________________________________________
Maturity and Source of Fair Value of Mark-to-Market Energy Contract Net Assets As of June 30, 2004 (Dollars are Pre-Tax and in Millions)(1)
	Fair Value of Contracts at June 30, 2004
	Maturities
Source of Fair Value	2004	2005	2006	2007 and Beyond	Total Fair Value
Proprietary Trading (2)
Actively Quoted (i.e., exchange-traded) prices (3)	$ 3.8	$ 0.8	-	-	$ 4.6
Prices provided by other external sources (4)	1.5	-	-	-	1.5
Modeled	-	-	-	-	-
Total	$ 5.3	$ 0.8	$ -	$ -	$ 6.1
Other Energy Commodity (5)
Actively Quoted (i.e., exchange-traded) prices	$31.4	$31.0	$ (.3)	$ -	$62.1
Prices provided by other external sources (4)	(17.5)	(31.8)	(13.3)	0.2	(62.4)
Modeled (6)	15.7	27.9	7.4	-	51.0
Total	$29.6	$27.1	$(6.2)	$0.2	$50.7
Notes:
(1)

This table reflects $4.4 million (pre-tax) of net assets that existed at the time of the Pepco/Conectiv merger that are not reflected in PHI's consolidated balance sheet as of June 30, 2004 due to purchase accounting.

(2)	Includes all remaining contracts held for proprietary trading.
(3)

The forward value of the trading contracts represents positions held prior to the cessation of proprietary trading. The values were locked-in during the exit from trading and will be realized during the normal course of business through the year 2005.

(4)

Prices provided by other external sources reflect information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms. As of March 2003, Conectiv Energy ceased all proprietary trading activities; however, the market exposure under certain contracts associated with proprietary trading activities was not eliminated due to the illiquid market environment to execute such elimination. These illiquid contracts will remain in place until they are terminated and their values are realized.

(5)

Includes all SFAS No. 133 hedge activity and non-trading activities marked-to-market through AOCI or on the Income Statement as required. As of the second quarter of 2003, this category also includes the activities of the 24-Hour Power Desk.

(6)

The modeled hedge position is a power swap for 50% of Conectiv Energy's POLR obligation in the DPL territory. The model is used to approximate the forward load quantities. Pricing is derived from the broker market.

Contractual Arrangements with Credit Rating Triggers or Margining Rights

     Under certain contractual arrangements entered into by PHI's subsidiaries in connection with competitive energy and other transactions, the affected company may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit ratings of the applicable company are downgraded one or more levels. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. As of June 30, 2004, a one-level downgrade in the credit rating of PHI and all of its affected subsidiaries would have required PHI and such subsidiaries to provide aggregate cash collateral or letters of credit of approximately up to $95 million. An additional amount of approximately $217 million of aggregate cash collateral or letters of credit would have been required in the event of subsequent downgrades to below investment grade.

87 _____________________________________________________________________________

     Many of the contractual arrangements entered into by PHI's subsidiaries in connection with competitive energy activities include margining rights pursuant to which the PHI subsidiary or a counterparty may request collateral if the market value of the contractual obligations reaches levels that are in excess of the credit thresholds established in the applicable arrangements. Pursuant to these margining rights, the affected PHI subsidiary may receive, or be required to post, collateral due to energy price movements. As of June 30, 2004, Pepco Holdings' subsidiaries that engaged in competitive energy activities were in receipt of (a net holder of) cash collateral in the amount of $15.4 million as recorded in connection with their competitive energy activities.

Dividends
On July 22, 2004, Pepco Holdings' Board of Directors declared a dividend on common stock of 25 cents per share payable September 30, 2004, to shareholders of record on September 10, 2004.
REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc., pursuant to an Asset Purchase and Sale Agreement. As part of the Asset Purchase and Sale Agreement, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries (collectively, Mirant). On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court).

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco Holdings and Pepco. However, management currently believes that Pepco Holdings and Pepco currently have sufficient cash, cash flow and borrowing capacity under their credit facilities and in the capital markets to be able to satisfy any additional cash requirements that have arisen or may arise due to the Mirant bankruptcy. Accordingly, management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco Holdings or Pepco to fulfill their contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of either company.

Transition Power Agreements

     For a discussion of the Transition Power Agreements between Pepco and Mirant and the amendment of these agreements in connection with the Mirant bankruptcy, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Relationship with Mirant Corporation included in Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

88 _____________________________________________________________________________
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

Pepco Pre-Petition Claims

     For a discussion of the claims that Pepco has filed against Mirant with respect to amounts owed by Mirant to Pepco under the PPAs at the time of the filing of Mirant's bankruptcy petition and the accounting treatment of these claims, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Relationship with Mirant Corporation included in Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Mirant's Attempt to Reject the PPA-Related Obligations
On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations.

     Upon motions filed by Pepco and the Federal Energy Regulatory Commission (FERC), on October 9, 2003, the U.S. District Court for the Northern District of Texas (the District Court) withdrew jurisdiction over the rejection proceedings from the Bankruptcy Court. On December 23, 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations. The District Court's decision was appealed by Mirant and The Official Committee of Unsecured Creditors of Mirant Corporation in the U.S. Court of Appeals for the Fifth Circuit. Oral argument on the appeal was heard on May 5, 2004. On August 4, 2004 the Court of Appeals remanded the case to the District Court saying that it has jurisdiction to rule on the merits of Mirant's rejection motion, suggesting that in doing so the court apply a "more rigorous standard" than the business judgment rule usually applied by bankruptcy courts in ruling on rejection motions, and noting that there are other "important issues which must still be resolved before a decision on the merits would be appropriate." The Court of Appeals affirmed the District Court's order vacating the injunctions against FERC, on the basis that the injunctions were too broad.

     Pepco is exercising all available legal remedies and vigorously opposing Mirant's attempt to reject the PPA-Related Obligations in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of Mirant's efforts to reject the PPA-Related Obligations is uncertain.

89 _____________________________________________________________________________

     In accordance with the Bankruptcy Court's order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of the ongoing proceedings. However, if Mirant ultimately is successful in rejecting, and is otherwise permitted to stop performing the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event September 18, 2003, is determined to be the effective date of rejection, is approximately $93.1 million as of August 1, 2004. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the period July 14, 2003 (the date on which Mirant filed its bankruptcy petition) to September 18, 2003, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.5 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected. If Pepco were required to repay any such amounts for either period, the payment would be expensed at the time the payment is made.

     The following are estimates prepared by Pepco of its potential future exposure if Mirant's motion to reject its PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of August 1, 2004, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of August 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 5.9 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 5.0 cents per kilowatt hour, Pepco estimates that it would cost approximately $16 million for the remainder of 2004, and $32 million in 2005, the last year of the FirstEnergy PPA.

12125: •

If Pepco were required to purchase capacity and energy from Panda commencing as of August 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 16.8 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 7.4 cents per kilowatt hour, Pepco estimates that it would cost approximately $17 million for the remainder of 2004, $35 million in 2005, and $36 million in 2006 and approximately $35 million to $50 million annually thereafter through the 2021 contract termination date.

90 _____________________________________________________________________________

     The ability of Pepco to recover from the Mirant bankruptcy estate in respect to the Mirant Pre-Petition Obligations and damages if the PPA-Related Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

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

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. For a discussion of the status of this agreement in the context of the Mirant bankruptcy, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Relationship with Mirant Corporation included in Pepco Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Rate Proceedings

     On February 3, 2003, ACE filed a petition with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution rates and Regulatory Asset Recovery Charge (RARC) in New Jersey. In its most recent submission, made on February 20, 2004, ACE proposed an overall rate increase of approximately $35.1 million, consisting of a $30.6 million increase in distribution rates and a $4.5 million increase in RARC. Hearings were held before an Administrative Law Judge in late March and early April 2004. At the hearing held on April 6, 2004, the Ratepayer Advocate proposed an annual rate decrease of $4.5 million, modifying its earlier proposal that rates be decreased by $11.7 million annually. The Rate Payer Advocate and Staff of the NJBPU filed their briefs on August 4, 2004 and August 5, 2004, respectively. ACE is in the process of assessing their litigation positions set forth in these briefs. ACE cannot predict the outcome of this proceeding.

91 _____________________________________________________________________________

     On April 15, 2004, ACE filed testimony with the NJBPU initiating a Phase II to the base rate proceeding described above. In 2003, the NJBPU had consolidated into the base rate proceeding outstanding issues from several other proceedings that will be addressed in Phase II, including: a) a review of whether ACE complied in all material respects with a prior NJBPU order authorizing the transfer of ACE's combustion turbine generation facilities to Conectiv Atlantic Generation, LLC, an unregulated affiliate; b) recovery by ACE of possible additional stranded costs associated with ACE's B.L. England generating facility; c) recovery by ACE of certain operations and maintenance costs associated with B.L. England and other ACE generation facilities; d) recovery by ACE of $30.8 million of actual deferred restructuring costs related to the restructuring of ACE's electric utility business under the New Jersey Electric Discount and Energy Competition Act (EDECA); e) recovery by ACE of $5.1 million of transaction costs associated with ACE's efforts to divest its fossil-fired generation facilities in connection with EDECA; f) recovery by ACE of $3.2 million of transaction costs related to a recently concluded arbitration proceeding involving the way in which the price is determined for the purchase of power from an unaffiliated non-utility generator; and g) recovery by ACE of costs associated with capacity purchases from an affiliate, Conectiv Energy Supply, Inc., during the period August 1999 through July 2000. ACE cannot predict the outcome of the Phase II proceeding.

     On February 13, 2004, DPL filed with the Delaware Public Service Commission (DPSC) for a change in electric ancillary service rates that would have an aggregate effect of increasing annual Delaware electric revenues by $13.1 million or 2.4%. This filing was prompted by the increasing ancillary service costs charged to DPL by PJM. The proposed rates went into effect on March 15, 2004, subject to refund. On June 22, 2004, the DPSC approved a settlement agreement that provides for an increase that will have an aggregate effect of increasing annual Delaware electric revenues by $12.4 million, or 2.3%, with rates effective June 23, 2004. The approved increase was slightly less than the proposed increase that went into effect on March 15, 2004. The resulting estimated over-collection of $75,000 was donated by DPL to the State of Delaware Low Income Fund administered by the Delaware Department of Human Services on July 15, 2004.

     On August 29, 2003, DPL submitted its annual Gas Cost Recovery (GCR) rate filing to the DPSC. In its filing, DPL sought to increase its GCR rate by approximately 15.8% in anticipation of increasing natural gas commodity costs. The GCR rate, which permits DPL to recover its procurement gas costs through customer rates, became effective November 1, 2003 and was subject to refund pending evidentiary hearings that were held on April 19, 2004. No party has proposed to modify DPL's proposed GCR rate, thus no refund is required. However, DPSC Staff has suggested prospective modifications to the program by which DPL hedges price risk for its gas purchases. Briefs were filed by the parties and the Hearing Examiner issued his recommendations on July 15, 2004. The Hearing Examiner recommended that the DPSC approve the GCR rate as filed. A final order in this case is expected to be rendered during August 2004.

     In compliance with the merger settlement approved by the MPSC in connection with the merger of Pepco and Conectiv, on December 4, 2003, DPL and Pepco submitted filings to establish electric distribution rates in Maryland effective July 1, 2004, which will remain in effect until the distribution rate freeze/caps implemented in connection with merger end on December 31, 2006. On June 15, 2004, the MPSC approved a rate increase of $1.1 million that became effective July 1, 2004 for DPL's non-residential customers to offset the nuclear decommissioning equivalent decrease that became effective July 1, 2003. With limited exceptions, the merger settlement does not permit DPL to further increase distribution rates until after December 31, 2006. The merger

92 _____________________________________________________________________________

settlement also provides that, with limited exceptions, Pepco's distribution rates cannot be increased until after December 31, 2006 and can only decrease or remain unchanged between July 1, 2004 and December 31, 2006. On July 6, 2004, the MPSC issued an order providing that Pepco's existing rates will not be reduced as of July 1, 2004.

Restructuring Deferral

     For a discussion of the history of ACE's restructuring deferral proceeding under the New Jersey Electric Discount and Energy Competition Act (EDECA), see Note (14), "Commitments and Contingencies" to the Financial Statements of Pepco Holdings included in Pepco Holdings' Annual Report on Form 10-K/A for the year ended December 31, 2003. On July 8, 2004, the NJBPU issued its final order in the restructuring deferral proceeding. The final order did not modify the amount of the disallowances set forth in the summary order issued on July 31, 2003, but did provide a much more detailed analysis of evidence and other information relied on by the NJBPU as justification for the disallowances. ACE believes the record does not justify the level of disallowance imposed by the NJBPU. ACE is evaluating its options related to this decision, which could include an appeal or a post-order settlement. ACE has 45 days from the date of the order to file an appeal.

Standard Offer Service
District of Columbia

     On March 1, 2004, the DCPSC issued an order adopting the "wholesale" model for Standard Offer Service (SOS) in the District of Columbia after fixed rate SOS ends February 7, 2005. Under the wholesale model, Pepco will continue as the SOS provider after February 7, 2005. Several parties have filed applications for reconsideration of the order adopting the wholesale model currently pending before the DCPSC. The DCPSC held hearings on June 23-24, 2004, to determine what margin, if any, Pepco would earn on the supply component of SOS sales after February 7, 2005. Pepco cannot predict the outcome of this proceeding.

     In December 2003, the DCPSC issued an order adopting terms and conditions that would apply if the wholesale SOS model were adopted. Pepco and most of the other parties in the case filed applications for reconsideration and/or clarification of various parts of this order, and on March 1, 2004, the DCPSC granted in part and denied in part the applications for reconsideration and/or clarification. Because the DCPSC changed certain rules in its order granting in part and denying in part applications for reconsideration of the wholesale SOS terms and conditions, several parties filed for reconsideration of the March 1, 2004 order. Those applications for reconsideration are pending decision by the DCPSC. During the hearings held on June 23-24, 2004, regarding SOS margin, the DCPSC also considered the amount of the administrative charge that Pepco may collect for providing SOS after February 7, 2005. The DCPSC has stated that it intends to issue a decision concerning the administrative charge by August 26, 2004.

CRITICAL ACCOUNTING POLICIES

     No material changes have occurred to Pepco Holdings' Critical Accounting Policies during the second quarter of 2004. Accordingly, for a discussion of these policies, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of Pepco Holdings' 2003 Form 10-K/A.

93 _____________________________________________________________________________
RISK FACTORS
Proposed tax legislation may have an adverse effect on PHI's cash flow.

     The assets of PCI include a cross-border=0energy lease portfolio with a book value of approximately $1.2 billion at June 30, 2004. The U.S. House of Representatives recently passed legislation (HR4520), that would apply new passive loss limitation rules prospectively to, generally, any new leases (including cross-border=0leases) entered into after March 12, 2004 with tax indifferent parties (i.e., municipalities and tax exempt or governmental entities). Cross-border=0leases are leases by a US taxpayer of property located in a foreign country. All of PCI's cross-border=0leases are with tax indifferent parties and were entered into prior to 2004. Therefore, the House's proposed legislation would not affect PCI's existing leases. Legislation was also passed by the U.S. Senate (S1637) on May 11, 2004, that may jeopardize the tax benefits received by leaseholders, including PCI, from existing cross-border=0leases. The Senate's legislation provides for new passive loss limitation rules that would generally be applied to, among other leases, currently existing cross-border=0lease agreements, including PCI's cross-border=0leases, for taxable years beginning after January 31, 2004. Enactment into law of the Senate bill in its current form could result in a material delay of the income tax benefits that PCI would receive in connection with PCI's cross-border=0leases and thereby adversely affect PHI's cash-flow, but would not have an impact on the total tax benefits to be received from PCI's cross-border=0leases. In accordance with Financial Accounting Standard 13, Accounting for Leases, PCI's book value of the leases would not be affected by enactment of the Senate bill because the total estimated net income from the leases would be unchanged. However, if another event were to result in a change to the total estimated net income from the leases, PCI would be required to adjust the book value of its leveraged leases in accordance with Financial Accounting Standard 13, which adjustment would take into account the effect of the delayed income tax benefits resulting from enactment of the Senate bill. The House and Senate are scheduled in the future to hold a conference to reconcile the differences in the two bills to determine the final legislation and, accordingly, the outcome of these legislative proposals is unknown at this time.

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

94 _____________________________________________________________________________
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

95 _____________________________________________________________________________

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

THIS PAGE INTENTIONALLY LEFT BLANK.
97 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
POTOMAC ELECTRIC POWER COMPANY
OVERVIEW

     Potomac Electric Power Company (Pepco) is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Pepco's service territory covers approximately 640 square miles and has a population of approximately 2 million. On August 1, 2002 Pepco completed its acquisition of Conectiv and became a wholly owned subsidiary of Pepco Holdings, Inc. (Pepco Holdings or PHI).

For additional information, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of Pepco's 2003 Form 10-K.
CONSOLIDATED RESULTS OF OPERATIONS
The accompanying results of operations discussion is for the three months ended June 30, 2004 compared to June 30, 2003.
Operating Revenue
	2004	2003	Change
	(Dollars in Millions)
Regulated electric revenue	$451.8	$364.5	$87.3
Non-regulated electric revenue	9.4	5.6	3.8
Total	$461.2	$370.1

     The table above shows the amount of electric revenue earned that is subject to price regulation (regulated) and that is not subject to price regulation (non-regulated). Regulated electric revenue includes revenue for delivery service (transmission and distribution revenue that Pepco receives for delivery of energy to its customers) and electricity supply service (revenue Pepco receives for the procurement of energy by Pepco for its customers) within the service areas of Pepco. Non-regulated revenue includes work and services performed on behalf of other utilities and customers.

Regulated Electric Revenue

     Regulated revenue increased by $87.3 million, of which $28.9 million is due to delivery revenue and $58.4 million is due to standard offer service (SOS). Delivery revenue increased by $28.9 million primarily due to the following: (i) a $11.7 million increase due to the change in weather between 2004 and 2003; (ii) a $10.7 million increase in an energy tax pass through and; (iii) a $5.2 million increase due to sales growth of 2.5% (excluding the effects of weather). SOS revenue increased by $58.4 million due to lower customer migration resulting in a 28.6% increase in kilowatt-hour sales. Delivery sales were 6,681,300 MwH, compared to 5,981,700 MwH for the comparable period in 2003.

     Pepco's retail access to a competitive market for generation services was made available to all Maryland customers on July 1, 2000 and to D.C. customers on January 1, 2001. At June 30, 2004, 12% of Pepco's Maryland customers and

98 _____________________________________________________________________________

9% of its D.C. customers have chosen alternate suppliers. These customers accounted for 995 megawatts of load in Maryland (of Pepco's total load of 3,322) and 738 megawatts of load in D.C. (of Pepco's total load of 2,161). At June 30, 2003, 17% of Pepco's Maryland customers and 12% of its D.C. customers had chosen alternate suppliers. These customers accounted for 1,009 megawatts of load in Maryland (of Pepco's total load of 3,439) and 1,031 megawatts of load in D.C. (of Pepco's total load of 2,269).

Non-Regulated Electric Revenue
Non-regulated electric revenue (work and services performed on behalf of other utilities and customers) increased $3.8 million for the quarter.
Operating Expenses
Fuel and Purchased Energy

     Electric fuel and purchased energy increased by $68.7 million to $233.3 million for the three months ended June 30, 2004, from $164.6 million for the corresponding period in 2003. The increase was due to the following: (i) $41.1 million higher SOS costs resulting from a 28.6% increase in SOS sales, (ii) $30.6 million higher costs as a result of the Transition Power Agreements (TPA) settlement with Mirant that increased the price of energy purchased from Mirant, and (iii) $2.1 million higher transmission services. These increases were partially offset by a $5.1 million reduction in the Generation Procurement Credit (GPC) which resulted from the lower SOS margin, which in turn provided less customer sharing.

Other Operation and Maintenance

     Other operation and maintenance expenses increased by $5.5 million to $63.4 million for the three months ended June 30, 2004, from $57.9 million for the corresponding period in 2003. The increase was primarily due to $2.6 million of costs related to the increase in miscellaneous charges billed to customers, $1.1 million for PJM charges and other expenses, and $1.0 million for an increase in outside legal counsel and professional fees.

Other Taxes

     Other taxes increased by $13.8 million to $58.7 million for the three months ended June 30, 2004, from $44.9 million for the corresponding period in 2003. The increase was due to $10.5 million higher fuel taxes, which is a pass through, and a $3.3 million increase in other taxes.

Other Income (Expenses)

     Other expenses increased by $2.5 million to a net expense of $18.7 million for the three months ended June 30, 2004 from a net expense of $16.2 million for the corresponding period in 2003. This was primarily due to lower interest income earned and higher interest expense due to the required reclassification of distributions on mandatorily redeemable preferred securities to interest expense in accordance with SFAS No. 150.

Income Tax Expense

     Pepco's effective tax rate for the three months ended June 30, 2004 and 2003 was 41.25% and 41.17% respectively, as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes

99 _____________________________________________________________________________
(net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow through of certain removal costs and Deferred Investment Tax Credits.
The accompanying results of operations discussion is for the six months ended June 30, 2004 compared to June 30, 2003.
Operating Revenue
	2004	2003	Change
	(Dollars in Millions)
Regulated electric revenue	$812.0	$692.5	$119.5
Non-regulated electric revenue	18.8	11.0	7.8
Total	$830.8	$703.5
Regulated Electric Revenue

     Regulated revenue increased by $119.5 million of which $40.3 million is due to delivery revenue and $79.2 million is due to SOS. Delivery revenue increased by $40.3 million primarily due to the following: (i) a $20.1 million increase in an energy tax pass through; (ii) a $10.8 million increase due to the change in weather between 2004 and 2003; and (iii) a $8.3 million increase due to sales growth of 2.3% (excluding the effects of weather). SOS revenue increased by $79.2 million due to lower customer migration resulting in a 21.0% increase in kilowatt-hour sales. Delivery sales were 13,361,100 MwH, compared to 12,574,600 MwH for the comparable period in 2003.

For a discussion of customer migration at June 30, 2004 refer to the three months results of operations revenue discussion above.
Non-Regulated Electric Revenue
Non-regulated electric revenue (work and services performed on behalf of other utilities and customers) increased $7.8 million for the six month period.
Operating Expenses
Fuel and Purchased Energy

     Electric fuel and purchased energy increased by $108.2 million to $407.0 million for the six months ended June 30, 2004, from $298.8 million for the corresponding period in 2003. The increase was due to the following: (i)$61.2 million higher SOS costs resulting from a 21.0% increase in SOS sales, (ii) $57.6 million higher costs as a result of the TPA settlement with Mirant that increased the price of energy purchased from Mirant, and (iii) $3.9 million higher transmission services. These increases were partially offset by a $14.5 million reduction in the GPC which resulted from the lower SOS margin, which in turn provided less customer sharing.

Other Operation and Maintenance

     Other operation and maintenance expenses increased by $12.9 million to $130.5 million for the six months ended June 30, 2004, from $117.6 million for the corresponding period in 2003. The increase was primarily due to $4.8 million of costs related to the increase in miscellaneous charges billed to

100 ______________________________________________________________________________
customers, $2.9 million for increased outside legal counsel and professional fees, and $2.3 million for PJM charges and other expenses.
Other Taxes

     Other taxes increased by $25.3 million to $115.2 million for the six months ended June 30, 2004, from $89.9 million for the corresponding period in 2003. The increase was primarily due to $19.7 million higher fuel taxes, which is a pass through, and $3.0 million higher delivery taxes.

Gain on Sale of Asset
Gain on sale of asset of $6.6 million represents the sale of land in the first quarter of 2004.
Other Income (Expenses)

     Other expenses increased by $3.5 million to a net expense of $38.0 million for the six months ended June 30, 2004 from a net expense of $34.5 million for the corresponding period in 2003. This was primarily due to lower interest income from Edison Capital Reserves which was dissolved in December 2003, and higher interest expense due to the required reclassification of distributions on mandatorily redeemable preferred securities to interest expense in accordance with SFAS No. 150.

Income Tax Expense

     Pepco's effective tax rate for the six months ended June 30, 2004 and 2003 was 40.23% and 40.06% respectively, as compared to the federal statutory rate of 35%. The major reasons for this difference are state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow through of certain removal costs and Deferred Investment Tax Credits.

CAPITAL RESOURCES AND LIQUIDITY
Financing Activity During the Three Months Ended June 30, 2004

     In April 2004, Pepco redeemed $100 million of 6.875% First Mortgage Bonds due 2023 at 102.66%, $75 million of 6.875% First Mortgage Bonds due 2024 at 103.10%, and $35 million of 7% Medium Term Notes due 2024 at 102.747%.

Capital Requirements
Construction Expenditures
Pepco's construction expenditures for the six months ended June 30, 2004 totaled $96.4 million.
REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc., pursuant to an Asset Purchase and Sale Agreement. As part of the Asset Purchase and Sale Agreement, Pepco entered into several ongoing contractual arrangements with Mirant and certain of its subsidiaries (collectively, Mirant). On July 14,

101 _____________________________________________________________________________

2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court).

     Depending on the outcome of the matters discussed below, the Mirant bankruptcy could have a material adverse effect on the results of operations of Pepco. However, management currently believes that Pepco currently has sufficient cash, cash flow and borrowing capacity under its credit facilities and in the capital markets to be able to satisfy any additional cash requirements that have arisen or may arise due to the Mirant bankruptcy. Accordingly, management does not anticipate that the Mirant bankruptcy will impair the ability of Pepco to fulfill its contractual obligations or to fund projected capital expenditures. On this basis, management currently does not believe that the Mirant bankruptcy will have a material adverse effect on the financial condition of Pepco.

Transition Power Agreements

     For a discussion of the Transition Power Agreements between Pepco and Mirant and the amendment of these agreements in connection with the Mirant bankruptcy, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Relationship with Mirant Corporation included in Pepco's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

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

Pepco Pre-Petition Claims

     For a discussion of the claims that Pepco has filed against Mirant with respect to amounts owed by Mirant to Pepco under the PPAs at the time of the filing of Mirant's bankruptcy petition and the accounting treatment of these claims, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Relationship with Mirant Corporation included in Pepco's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Mirant's Attempt to Reject the PPA-Related Obligations
On August 28, 2003, Mirant filed with the Bankruptcy Court a motion seeking authorization to reject its PPA-Related Obligations.
102 _____________________________________________________________________________

     Upon motions filed by Pepco and the Federal Energy Regulatory Commission (FERC), on October 9, 2003, the U.S. District Court for the Northern District of Texas (the District Court) withdrew jurisdiction over the rejection proceedings from the Bankruptcy Court. On December 23, 2003, the District Court denied Mirant's motion to reject the PPA-Related Obligations. The District Court's decision was appealed by Mirant and The Official Committee of Unsecured Creditors of Mirant Corporation in the U.S. Court of Appeals for the Fifth Circuit. Oral argument on the appeal was heard on May 5, 2004. On August 4, 2004 the Court of Appeals remanded the case to the District Court saying that it has jurisdiction to rule on the merits of Mirant's rejection motion, suggesting that in doing so the court apply a "more rigorous standard" than the business judgment rule usually applied by bankruptcy courts in ruling on rejection motions, and noting that there are other "important issues which must still be resolved before a decision on the merits would be appropriate." The Court of Appeals affirmed the District Court's order vacating the injunctions against FERC, on the basis that the injunctions were too broad.

     Pepco is exercising all available legal remedies and vigorously opposing Mirant's attempt to reject the PPA-Related Obligations in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose the attempt to reject the agreements, the outcome of Mirant's efforts to reject the PPA-Related Obligations is uncertain.

     In accordance with the Bankruptcy Court's order, Mirant is continuing to perform the PPA-Related Obligations pending the resolution of the ongoing proceedings. However, if Mirant ultimately is successful in rejecting, and is otherwise permitted to stop performing the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event September 18, 2003, is determined to be the effective date of rejection, is approximately $93.1 million as of August 1, 2004. This repayment would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. Mirant has also asked the Bankruptcy Court to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity, for the period July 14, 2003 (the date on which Mirant filed its bankruptcy petition) to September 18, 2003, on the theory that Mirant did not receive value for those payments. Pepco estimates that the amount it would be required to repay to Mirant on the disgorgement theory is approximately $22.5 million. Pepco believes a claim based on this theory should be entitled to administrative expense status for which complete recovery could be expected. If Pepco were required to repay any such amounts for either period, the payment would be expensed at the time the payment is made.

     The following are estimates prepared by Pepco of its potential future exposure if Mirant's motion to reject its PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no

103 _____________________________________________________________________________

regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of August 1, 2004, representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of August 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 5.9 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 5.0 cents per kilowatt hour, Pepco estimates that it would cost approximately $16 million for the remainder of 2004, and $32 million in 2005, the last year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of August 1, 2004, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 16.8 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 7.4 cents per kilowatt hour, Pepco estimates that it would cost approximately $17 million for the remainder of 2004, $35 million in 2005, and $36 million in 2006 and approximately $35 million to $50 million annually thereafter through the 2021 contract termination date.

     The ability of Pepco to recover from the Mirant bankruptcy estate in respect to the Mirant Pre-Petition Obligations and damages if the PPA-Related Obligations are successfully rejected will depend on whether Pepco's claims are allowed, the amount of assets available for distribution to creditors and Pepco's priority relative to other creditors. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover from the Mirant bankruptcy estate, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

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

104 _____________________________________________________________________________
The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. For a discussion of the status of this agreement in the context of the Mirant bankruptcy, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Other Matters - Relationship with Mirant Corporation included in Pepco's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Rate Proceedings

     In compliance with the merger settlement approved by the MPSC in connection with the merger of Pepco and Conectiv, on December 4, 2003, Pepco submitted a filing to establish electric distribution rates in Maryland effective July 1, 2004, which will remain in effect until the distribution rate freeze/caps implemented in connection with merger end on December 31, 2006. The merger settlement provides that, with limited exceptions, Pepco's distribution rates cannot be increased until after December 31, 2006 and can only decrease or remain unchanged between July 1, 2004 and December 31, 2006. On July 6, 2004, the MPSC issued an order providing that Pepco's existing rates will not be reduced as of July 1, 2004.

Standard Offer Service
District of Columbia

     On March 1, 2004, the DCPSC issued an order adopting the "wholesale" model for Standard Offer Service (SOS) in the District of Columbia after fixed rate SOS ends February 7, 2005. Under the wholesale model, Pepco will continue as the SOS provider after February 7, 2005. Several parties have filed applications for reconsideration of the order adopting the wholesale model currently pending before the DCPSC. The DCPSC held hearings on June 23-24, 2004, to determine what margin, if any, Pepco would earn on the supply component of SOS sales after February 7, 2005. Pepco cannot predict the outcome of this proceeding.

     In December 2003, the DCPSC issued an order adopting terms and conditions that would apply if the wholesale SOS model were adopted. Pepco and most of the other parties in the case filed applications for reconsideration and/or clarification of various parts of this order, and on March 1, 2004, the DCPSC granted in part and denied in part the applications for reconsideration and/or clarification. Because the DCPSC changed certain rules in its order granting in part and denying in part applications for reconsideration of the wholesale SOS terms and conditions, several parties filed for reconsideration of the March 1, 2004 order. Those applications for reconsideration are pending decision by the DCPSC. During the hearings held on June 23-24, 2004, regarding SOS margin, the DCPSC also considered the amount of the administrative charge that Pepco may collect for providing SOS after February 7, 2005. The DCPSC has stated that it intends to issue a decision concerning the administrative charge by August 26, 2004.

CRITICAL ACCOUNTING POLICIES

     No material changes have occurred to Pepco's Critical Accounting Policies during the second quarter of 2004. Accordingly, for a discussion of these policies, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of Pepco's 2003 Form 10-K.

105 _____________________________________________________________________________
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
106 _____________________________________________________________________________
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

107 _____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
108 _____________________________________________________________________________
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DELMARVA POWER & LIGHT COMPANY
OVERVIEW

     Delmarva Power & Light Company (DPL) is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia and provides gas distribution service in northern Delaware. DPL's electricity distribution service territory covers approximately 6,000 square miles and has a population of approximately 1.25 million. DPL's natural gas distribution service territory covers approximately 275 square miles and has a population of approximately 523,000. DPL is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (Pepco Holdings or PHI).

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
RESULTS OF OPERATIONS

     The Results of Operations discussion section below is presented only for the six months ended June 30, 2004 and 2003, in accordance with General Instruction H(2)(a). Other than the disclosures below, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q.

Electric Revenue
	Six Months Ended June 30, 2004 2003		Change
	(Dollars in Millions)
Regulated electric revenue	$495.9	$485.4	$10.5
Non-regulated electric revenue	-	21.9	(21.9)
Total electric revenue	$495.9	$507.3
109 _____________________________________________________________________________

     The table above shows the amounts of electric revenue earned that is subject to price regulation (regulated) and that is not subject to price regulation (non-regulated). Regulated electric revenue includes revenue for delivery (transmission and distribution) service and electricity supply service within the service areas of DPL.

Regulated Electric Revenue

     The increase in regulated electric revenue of $10.5 million was primarily due to an $8.9 million increase in weather related sales. Other factors were faster growth in Residential & Commercial KwH sales (which are billed at higher rates); partially offset by a decrease in Industrial KwH sales (which are billed at a lower rate) and more customers choosing alternative suppliers. Customers who have chosen alternative suppliers accounted for 13% of billed sales for six months ended June 30, 2004 compared to 12% for the comparable period in 2003. For the six months ended June 30, 2004, delivery sales were 6,990,000 MwH as compared to 6,863,000 MwH for the comparable period in 2003.

Non-Regulated Electric Revenue

     The $21.9 million decrease in non-regulated electric revenues was primarily due to a $19.7 million decrease in sales to Delaware Municipal Electric Corporation (DMEC) due to DPL's contract with DMEC expiring at year-end 2003. Corresponding fuel and purchased energy costs were also reduced with the expiration of the DMEC contract.

Gas Revenue
	Six Months Ended June 30, 2004 2003		Change
	(Dollars in Millions)
Regulated gas revenue	$111.7	$100.9	$10.8
Non-regulated gas revenue	37.4	17.8	19.6
Total gas revenue	$149.1	$118.7

     DPL has gas revenues from on-system natural gas sales, which generally are subject to price regulation, and from the transportation of natural gas for customers. The table above shows the amounts of gas revenue from sources that were subject to price regulation (regulated) and that were not subject to price regulation (non-regulated).

Regulated Gas Revenue

     The $10.8 million increase in Regulated gas revenue primarily resulted from the following: (i) a $15.5 million increase in the Gas Cost Rate effective November 1, 2003; (ii) a $5.7 million increase in Gas base rates effective December 9, 2003; (iii) partially offset by a $7.9 million decrease in weather related sales and $2.5 million decrease in other variances. Heating degree days decreased by 10.2% for the six months ended June 30, 2004 compared to the same period in 2003. For the six months ended June 30, 2004, gas sales were 13,137,000 mcf as compared to 14,479,000 mcf for the comparable period in 2003.

Non-Regulated Gas Revenue
The $19.6 million increase in Off System Sales revenues is largely related to a 2.5 Bcf increase in Off-system sales volume. The gas sold off
110 _____________________________________________________________________________

system was made available by unfavorable weather and, as a result, reduced customer demand. Fuel costs, however, increased to offset the off system sales. Also contributing to the increase was an increase in the unit margin in 2004 compared to 2003.

Operating Expenses
Fuel and Purchased Energy

     Fuel and purchased energy decreased by $11.8 million to $320.1 million for the six months ended June 30, 2004, from $331.9 million for the corresponding period in 2003 due primarily to the expiration of the DMEC contract of $19.7 million and a $3.2 million decrease in customers choosing alternative suppliers. The decreases were partially offset by higher volumes of kWh supplied due to the increase in sales.

Gas Purchased

    Gas purchased increased by $28.4 million to $110.8 million for the six months ended June 30, 2004, from $82.4 million for the corresponding period in 2003. Regulated gas purchases increased $9.9 million due to a $20 million change in the settlement of financial hedges (entered into as part of its regulated Natural Gas Hedge program), offset by an $11.9 million decrease in the cost of 2004 system purchases vs. 2003 purchases due to a decrease in firm gas sendout due to warmer year-on-year weather and more natural gas withdrawn from storage partially offset by higher unit commodity costs. In addition, non-regulated gas purchased increased by $18.5 million due to the increase in sales volume.

Other Taxes

     Other Taxes decreased by $8.5 million to $9.5 for the six months ended June 30, 2004, from $18.0 million for the six months ended June 30, 2003. The decrease primarily resulted from a tax expense true-up in June 2004 for property taxes.

Income Tax Expense

     DPL's effective tax rate for the six months ended June 30, 2004 and 2003 was 41.21% and 39.47%, respectively, as compared to the federal statutory rate of 35%. In both periods, the differences were attributable to plant flow through, deferred investment tax credits and state income taxes (net of federal benefit).

111 _____________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK.
112 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC COMPANY
OVERVIEW

     Atlantic City Electric Company (ACE) is engaged in the generation, transmission and distribution of electricity in southern New Jersey. ACE's service territory covers approximately 2,700 square miles and has a population of approximately 995,000. ACE is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (Pepco Holdings or PHI).

For additional information, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of ACE's 2003 Form 10-K/A.
RESULTS OF OPERATIONS

     The Results of Operations discussion section below is presented only for the six months ended June 30, 2004 and 2003, in accordance with General Instruction H(2)(a). Other than the disclosures below, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q.

Operating Revenue
Electric Revenue
	Six Months Ended June 30, 2004 2003		Change
	(Dollars in Millions)
Regulated electric revenue	$635.7	$550.2	$85.5
Non-regulated electric revenue	2.6	7.5	(4.9)
Total electric revenue	$638.3	$557.7

     The table above shows the amounts of electric revenue earned that is subject to price regulation (regulated) and that is not subject to price regulation (non-regulated). Regulated electric revenue includes revenue for delivery (transmission and distribution) service and electricity supply service within the service areas of ACE.

Regulated Electric Revenue

     The $85.5 million increase in regulated electric revenue was due to the following: (i) a $10.8 million increase from residential and commercial business growth; (ii) a $33.4 million increase from higher retail rates across all classes effective August 1, 2003; (iii) $58.5 million increase in interconnection sales into the PJM market; (iv) $9.7 million increase due to warmer weather. These increases were partially offset by a $27.1 million decrease from more customers choosing alternate suppliers which is offset by a decrease in fuel and purchased energy costs. Customers who have chosen alternative suppliers accounted for 20% of billed sales for the 2004 period

113 _____________________________________________________________________________
compared to 10% for the corresponding period in 2003. Delivered sales for the six months ended June 30, 2004 were 4,710,000 MwH compared to 4,516,000 MwH for the comparable period in 2003.
Non-Regulated Electric Revenue
The decrease in non-regulated electric revenue was primarily due to a $3.2 million fuel oil sale in the first quarter of 2003.
Operating Expenses
Fuel and Purchased Energy

     Fuel and purchased energy increased by $37.4 million to $386.9 million for the six months ended June 30, 2004, from $349.5 million for the six months ended June 30, 2003. This increase was primarily due to higher average costs per KwH and higher volumes of electricity supplied to customers. The increases were partially offset by more customers choosing alternate suppliers, thereby reducing the need for additional fuel and purchased energy.

Depreciation and Amortization

     Depreciation and amortization expenses increased by $11.0 million to $66.5 million for the six months ended June 30, 2004, from $55.5 million for the six months ended June 30, 2003 primarily due to a $7.5 million increase for amortization of bondable transition property as result of additional transition bonds issued in December 2003 and due to a $3.9 million increase for amortization of a regulatory tax asset related to New Jersey stranded costs.

Deferred Electric Service Costs

     Deferred electric services costs increased by $7.5 million to $9.0 million for the six months ended June 30, 2004 from $1.5 million for the six months ended June 30, 2003. The $7.5 million increase represents an over-recovery of costs primarily related to purchasing power from non-utility generators providing Basic Generation Service and other restructuring items. Additionally, the 2003 period contained a $27.5 million charge related to the New Jersey deferral disallowance regarding the procurement of fuel and purchased energy. Customers in New Jersey who do not choose a competitive supplier receive default electricity supply, known as "basic generation service" or "BGS", from suppliers selected through auctions approved by the NJBPU. ACE's rates for the recovery of these costs are reset annually. The balance for ACE's deferred electric services costs reflects an under-recovery of $130.1 million as of June 30, 2004. This amount is net of a $46.1 million regulatory disallowance reserve.

Gain on Sale of Asset

     During the second quarter of 2004, ACE and the City of Vineland, New Jersey finalized a condemnation settlement under which ACE transferred to the City of Vineland its distribution assets within the geographical limits of the City of Vineland and related customer accounts. The transaction resulted in a pre-tax gain of approximately $14.4 million, which is recorded as a reduction to operating expenses in the line item entitled "gain on sale of asset" on the consolidated statements of earnings.

114 _____________________________________________________________________________
Other Income (Expenses)

     Other expenses increased by $5.0 million to a net expense of $26.5 million for the six months ended June 30, 2004, from a net expense of $21.5 million for the six months ended June 30, 2003. This increase is primarily due to the following: (i) $2.8 million decrease in interest income accrued on the balance for ACE's deferred electric service costs due to a lower interest rate used, effective August 1, 2003; (ii) $1.8 million decrease in long-term debt interest expense due to lower outstanding long-term debt balances for ACE; (iii) $2.9 million increase in interest expense on Transition Bonds issued by ACE Transition Funding due to additional transition bonds issued in December, 2003; and (iv) $0.2 million increase in interest expense due to the implementation of FAS 150, which required a change in designation for trust preferred securities.

Income Tax Expense

     ACE's effective tax rate for six months ended June 30, 2004 and 2003 was 41.20% and 38.28%, respectively, as compared to a federal statutory rate of 35%. This difference was primarily attributable to an increase of plant flow through, a decrease of Deferred Investment Tax Credits and a decrease of other book tax differences. The increase of rate difference is partially offset by the decrease of State Income Taxes (net of federal tax effects).

115 _____________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
116 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC
For the information required by this item refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of ACE Funding's 2003 Form 10-K.
RESULTS OF OPERATIONS

     The Results of Operations discussion section below is presented only for the six months ended June 30, 2004 and 2003, in accordance with General Instruction H(2)(a). Other than the disclosures below, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q.

Operating Revenues
Utility revenue increased by $10.3 million as a result of the $152 million of Transition Bonds issued in December 2003.
Operating Expenses

     Operating expenses, comprised of amortization of Bondable Transition Property, interest expense and servicing and administrative expenses increased by a total of $10.3 million as a result of the $152 million of Transition Bonds issued in December 2003.

117 _____________________________________________________________________________

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Pepco Holdings

     As of March 2003, Conectiv Energy ceased all proprietary trading activities which generally consist of the entry into contracts to take a view of market direction, capture market price change, and put capital at risk. PHI's competitive energy segments are no longer engaged in proprietary trading; however, the market exposure under certain contracts entered into prior to cessation of proprietary trading activities was not eliminated due to the illiquid market environment to execute such elimination. These illiquid contracts will remain in place until they are terminated and their values are realized. As of June 30, 2004, approximately 85% of Conectiv Energy's remaining proprietary trading contracts mature in 2004.

     The competitive energy segments actively engage in commodity risk management activities to reduce their financial exposure to changes in the value of their assets and obligations due to commodity price fluctuations. Certain of these risk management activities are conducted using instruments classified as derivatives under SFAS 133. In addition, the competitive energy segments also manage commodity risk with contracts that are not classified as derivatives. The competitive energy segments' primary risk management objectives are to manage the spread between the cost of fuel used to operate their electric generation plants and the revenue received from the sale of the power produced by those plants and manage the spread between retail sales commitments and the cost of supply used to service those commitments in order to ensure stable and known minimum cash flows and fix favorable prices and margins when they become available. To a lesser extent, Conectiv Energy also engages in market activities in an effort to profit from short-term geographical price differentials in electricity prices among markets. PHI collectively refers to these energy market activities, including its commodity risk management activities, as "other energy commodity" activities and identifies this activity separate from that of the discontinued proprietary trading activity.

     PHI's risk management policies place oversight at the senior management level through the Corporate Risk Management Committee which has the responsibility for establishing corporate compliance requirements for the competitive energy segments' energy market participation. PHI uses a value-at-risk (VaR) model to assess the market risk of its competitive energy segments' other energy commodity activities and its remaining proprietary trading contracts. PHI also uses other measures to limit and monitor risk in its commodity activities, including limits on the nominal size of positions and periodic loss limits. VaR represents the potential mark-to-market loss on energy contracts or portfolios due to changes in market prices for a specified time period and confidence level. PHI estimates VaR using a delta-gamma variance/ covariance model with a 95 percent, one-tailed confidence level and assuming a one-day holding period. Since VaR is an estimate, it is not necessarily indicative of actual results that may occur.

118 _____________________________________________________________________________
Value at Risk Associated with Energy Contracts For the Six Months Ended June 30, 2004 (Dollars in Millions)
	Proprietary Trading VaR (1)	VaR for Energy Derivative Contracts (2)	VaR for Competitive Energy Activity (3)
95% confidence level, one-day holding period, one-tailed (4)
Period end	$ 0.0	$ 4.9	$ 2.4
Average for the period	$ 0.0	$ 7.7	$ 4.6
High	$ 0.1	$10.1	$ 8.9
Low	$ 0.0	$ 2.9	$ 2.3
Notes:
(1)	Includes all remaining proprietary trading contracts entered into prior to cessation of this activity prior to March 2003.
(2)	Includes all derivative contracts under SFAS No. 133, including proprietary trading contracts and derivatives associated with other energy commodity activities.
(3)

This column represents all energy derivative contracts, normal purchase & sales contracts, modeled generation output and fuel requirements and modeled customer load obligations for both the discontinued proprietary trading activity and the ongoing other energy commodity activities.

(4)

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

     For additional quantitative and qualitative information on the fair value of energy contracts refer to Note 5, Use of Derivatives in Energy and Interest Rate Hedging Activities in the accompanying Notes to Financial Statements.

     The following table provides information on the estimated electricity output of and fuel requirements for the competitive energy segment's generation plants that have been economically hedged (which includes the use of contracts that are classified as cash flow hedges under SFAS 133, other derivative instruments, and normal purchase and sales contracts) as of June 30, 2004 based on economic availability projections.

     The competitive energy segments' portfolio of electric generating plants includes "mid-merit" assets and peaking assets. Mid-merit electric generating plants are typically combined cycle units that can quickly change their megawatt output level on an economic basis. These plants are generally operated during times when demand for electricity rises and power prices are higher. The following table represents an economic hedge position for a single point in time and does not reflect the ongoing transactions executed to carry a balanced position. The competitive energy segments dynamically hedge both the estimated plant output and fuel requirements as the estimated levels of output and fuel needs change.

119 _____________________________________________________________________________
The percentages in the table are based on modeled volumetric requirements using data available at June 30, 2004.
Generation Assets Economic Hedging Information Estimated Three Calendar Years
	2004	2005	2006
Estimated Plant Output Economically Hedged	125%(1)	100%(1)	95%
Estimated Plant Gas Requirements Economically Hedged (2)	108%	98%	27%
Notes:
(1)

While estimated on-peak generation is 100% economically hedged, Pepco Holdings has provider of last resort (POLR) load requirements that are forecasted to exceed, on average, the dispatch level of generation in the competitive energy segments' plant portfolio. In total, the competitive energy segments have installed capacity that exceeds the level of POLR obligations.

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

     Under the supervision, and with the participation, of management including the chief executive officer and the chief financial officer, management has evaluated the effectiveness of the design and operation of PHI's disclosure controls and procedures as of June 30, 2004, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely

120 _____________________________________________________________________________
manner and reported within the timeframe specified by the SEC's rules and forms.

     During the three months ended June 30, 2004, there was no change in PHI's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, PHI's internal controls over financial reporting.

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

     Under the supervision, and with the participation, of management including the chief executive officer and the chief financial officer, management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the three months ended June 30, 2004, there was no change in Pepco's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Pepco's internal controls over financial reporting.

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

     Under the supervision, and with the participation, of management including the chief executive officer and the chief financial officer, management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely

121 _____________________________________________________________________________
manner and reported within the timeframe specified by the SEC's rules and forms.

     During the three months ended June 30, 2004, there was no change in DPL's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, DPL's internal controls over financial reporting.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     During the three months ended June 30, 2004, there was no change in ACE's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ACE's internal controls over financial reporting.

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

122 _____________________________________________________________________________
DPL and Conectiv Energy Litigation

     On December 2, 2001, Enron North America Corp. and several of its affiliates filed for protection under the United States Bankruptcy Code. In December 2001, DPL and Conectiv Energy terminated all energy trading transactions under various agreements with Enron. In late January 2003, Enron filed an adversary complaint against Conectiv Energy in the Bankruptcy Court for the Southern District of New York. The complaint sought, among other things, damages in the amount of approximately $11.7 million and a declaration that provisions permitting Conectiv Energy to set off amounts owed by Enron under certain agreements against amounts owed by Conectiv Energy under other agreements were unenforceable.

     On June 3, 2004, the bankruptcy court approved a settlement among Enron, several Enron affiliates, Conectiv Energy and DPL pursuant to which Conectiv Energy paid Enron an agreed settlement amount that was less than the $11.7 million damages Enron sought and the parties released all claims against each other. Conectiv Energy had previously established a reserve in an amount equal to the agreed settlement payment. Accordingly, the settlement will not have an effect on earnings.

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
Delmarva Power & Light Company
DPL and Conectiv Energy Litigation

     On December 2, 2001, Enron North America Corp. and several of its affiliates filed for protection under the United States Bankruptcy Code. In December 2001, DPL and Conectiv Energy terminated all energy trading transactions under various agreements with Enron. In late January 2003, Enron filed an adversary complaint against Conectiv Energy in the Bankruptcy Court for the Southern District of New York. The complaint sought, among other things, damages in the amount of approximately $11.7 million and a declaration that provisions permitting Conectiv Energy to set off amounts owed by Enron under certain agreements against amounts owed by Conectiv Energy under other agreements were unenforceable.

123 _____________________________________________________________________________

     On June 3, 2004, the bankruptcy court approved a settlement among Enron, several Enron affiliates, Conectiv Energy and DPL pursuant to which Conectiv Energy paid Enron an agreed settlement amount that was less than the $11.7 million damages Enron sought and the parties released all claims against each other. Conectiv Energy had previously established a reserve in an amount equal to the agreed settlement payment. Accordingly, the settlement will not have an effect on earnings.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Pepco Holdings
(a) Annual Meeting of Shareholders held on May 21, 2004.
124 _____________________________________________________________________________
(b) Directors who were elected at the annual meeting:
For Term Expiring in 2006:
Jack B. Dunn, IV	Votes cast for: Votes withheld:	136,244,174 2,822,265
Richard B. McGlynn	Votes cast for: Votes withheld:	134,465,250 4,601,190
Peter F. O'Malley	Votes cast for: Votes withheld:	136,065,237 3,001,203
Frank K. Ross	Votes cast for: Votes withheld:	136,109,111 2,957,329
William T. Torgerson	Votes cast for: Votes withheld:	136,102,570 2,963,869
(c) The following shareholder proposal was introduced:

     "RESOLVED: That the stockholders of Pepco Holdings recommend that the Board of Directors take the necessary steps to reinstate the election of directors ANNUALLY, instead of the stagger system which was recently adopted."

The following statement has been supplied by the shareholder submitting this proposal:
"REASONS: Until recently, directors of Pepco Holdings were elected annually by all shareholders.
The great majority of New York Stock Exchange listed corporations elect all their directors each year.
This insures that ALL directors will be more accountable to ALL shareholders each year and to a certain extent prevents the self-perpetuation of the Board.
Last year the owners of 48,753,432 shares, representing approximately 33.1% of shares voting, voted FOR this proposal.
If you AGREE, please mark your proxy FOR this resolution."

     The shareholder proposal did not pass. The number of shares present and entitled to vote on the shareholder proposal was 99,826,295. Adoption of the shareholder proposal required the affirmative vote of the holders of a majority of the shares of Pepco Holdings Common Stock present and entitled to vote or 49,913,148 shares. There were 48,666,562 votes cast against the proposal, 49,726,097 votes cast in support of the proposal, 1,433,637 votes abstaining and 39,240,144 broker non-votes. Therefore, the shareholder proposal did not receive the affirmative vote of a majority of the shares present and entitled to vote.

Pepco - None

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR CONECTIV, DPL, ACE, AND ACE FUNDING AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

125 _____________________________________________________________________________
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

Exhibit No.	Registrant(s)	Description of Exhibit	Reference
3	PHI	Bylaws	Filed herewith.
10.1	PHI	Conectiv Deferred Compensation Plan	Filed herewith.
10.2	PHI Pepco DPL ACE

5-Year Credit Agreement, dated July 26, 2004, among Pepco Holdings, Inc., Potomac Electric Power Company, Delmarva Power & Light Company, Atlantic City Electric Company, the Lenders named therein, and Bank One N.A., as administrative agent

Filed herewith.
12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.
12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.
12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.
12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
126 ____________________________________________________________________________________
Exhibit No.	Registrant(s)	Description of Exhibit	Reference
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.9	ACE Funding	Rule 13a-14(d)/15d-14(d) Certificate of Chief Executive Officer	Filed herewith.
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.5	ACE Funding	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
127 ____________________________________________________________________________________

Exhibit 12.1 Statements Re. Computation of Ratios

PEPCO HOLDINGS
	Six Months Ended	For the Year Ended December 31,
	June 30, 2004	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Income before extraordinary item (a)	$140.0	$211.1	$220.2	$192.3	$369.1	$256.7

Income tax expense	70.1	65.9	124.1	83.5	341.2	114.5

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense (b)	186.0	381.4	227.2	162.0	221.5	200.5
Other interest	10.1	21.7	21.0	23.8	23.6	23.8
Preferred dividend requirements of subsidiaries	1.5	13.9	20.6	14.2	14.7	17.1
Total fixed charges	197.6	417.0	268.8	200.0	259.8	241.4

Non-utility capitalized interest	-	(10.2)	(9.9)	(2.7)	(3.9)	(1.8)

Income before extraordinary item, income tax expense, and fixed charges	$407.7	$683.8	$603.2	$473.1	$966.2	$610.8

Total fixed charges, shown above	197.6	417.0	268.8	200.0	259.8	241.4
Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	.8	4.3	11.6	6.2	13.5	7.7

Fixed charges for ratio computation	$198.4	$421.3	$280.4	$206.2	$273.3	$249.1

Ratio of earnings to fixed charges	2.05	1.62	2.15	2.29	3.54	2.45
(a)	Excludes income and losses on equity investments.
(b)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.
128 ____________________________________________________________________________________

Exhibit 12.2 Statements Re. Computation of Ratios
PEPCO
	Six Months Ended	For the Year Ended December 31,
	June 30, 2004	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Net income (a)	$ 35.6	$104.6	$141.2	$192.3	$369.1	$256.7

Income tax expense	25.0	69.1	79.9	83.5	341.2	114.5

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense (b)	40.9	81.4	112.2	162.0	221.5	200.5
Other interest	7.2	16.2	17.3	23.8	23.6	23.8
Preferred dividend requirements of a subsidiary trust	-	4.6	9.2	9.2	9.2	9.2
Total fixed charges	48.1	102.2	138.7	195.0	254.3	233.5

Non-utility capitalized interest	-	-	(.2)	(2.7)	(3.9)	(1.8)

Income before extraordinary item, income tax expense, and fixed charges	$108.7	$275.9	$359.6	$468.1	$960.7	$602.9

Ratio of earnings to fixed charges	2.26	2.70	2.59	2.40	3.78	2.58

Total fixed charges, shown above	48.1	102.2	138.7	195.0	254.3	233.5

Preferred dividend requirements, excluding mandatorily redeemable preferred securities subsequent to SFAS No. 150 implementation, adjusted to a pre-tax amount	1.4	5.5	7.8	7.2	10.6	11.4

Total Fixed Charges and Preferred Dividends	$ 49.5	$107.7	$146.5	$202.2	$264.9	$244.9

Ratio of earnings to fixed charges and preferred dividends	2.20	2.56	2.45	2.32	3.63	2.46
(a)	Excludes losses on equity investments.
(b)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.
129 ____________________________________________________________________________________

Exhibit 12.3 Statements Re. Computation of Ratios
DELMARVA POWER & LIGHT COMPANY
	Six Months Ended	For the Year Ended December 31,
	June 30, 2004	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Net income	$42.3	$53.2	$ 49.7	$200.6	$141.8	$142.2

Income tax expense	29.7	36.4	33.7	139.9	81.5	95.3

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense (a)	17.1	37.2	44.1	68.5	77.1	77.8
Other interest	1.0	2.7	3.6	3.4	7.5	6.1
Preferred dividend requirements of a subsidiary trust	-	2.8	5.7	5.7	5.7	5.7
Total fixed charges	18.1	42.7	53.4	77.6	90.3	89.6

Income before extraordinary item, income tax expense, and fixed charges	$90.1	$132.3	$136.8	$418.1	$313.6	$327.1

Ratio of earnings to fixed charges	4.98	3.10	2.56	5.39	3.47	3.65

Total fixed charges, shown above	$18.1	$42.7	$ 53.4	$ 77.6	$ 90.3	$ 89.6

Preferred dividend requirements, adjusted to a pre-tax amount	.9	1.7	2.9	6.3	7.7	7.4

Total fixed charges and preferred dividends	$19.0	$44.4	$ 56.3	$ 83.9	$ 98.0	$ 97.0

Ratio of earnings to fixed charges and preferred dividends	4.74	2.98	2.43	4.98	3.20	3.37
(a)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.
130 ____________________________________________________________________________________

Exhibit 12.4 Statements Re. Computation of Ratios
ATLANTIC CITY ELECTRIC COMPANY
	Six Months Ended	For the Year Ended December 31,
	June 30, 2004	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Income before extraordinary item	$33.1	$41.5	$ 28.2	$ 75.5	$ 54.4	$ 63.9

Income tax expense	23.2	27.3	16.3	46.7	36.7	49.3

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense (a)	31.9	63.7	55.6	62.2	76.2	60.6
Other interest	1.4	2.6	2.4	3.3	4.5	3.8
Preferred dividend requirements of subsidiary trusts	-	1.8	7.6	7.6	7.6	7.6
Total fixed charges	33.3	68.1	65.6	73.1	88.3	72.0

Income before extraordinary item, income tax expense and fixed charges	$89.6	$136.9	$110.1	$195.3	$179.4	$185.2

Ratio of earnings to fixed charges	2.69	2.01	1.68	2.67	2.03	2.57

Total fixed charges, shown above	$33.3	$ 68.1	$ 65.6	$ 73.1	$ 88.3	$ 72.0

Preferred dividend requirements adjusted to a pre-tax amount	.2	.5	1.1	2.7	3.6	3.8

Total fixed charges and preferred dividends	$33.5	$ 68.6	$ 66.7	$ 75.8	$ 91.9	$ 75.8

Ratio of earnings to fixed charges and preferred dividends	2.67	2.00	1.65	2.58	1.95	2.44
(a)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.
131 ____________________________________________________________________________________

Exhibit 31.1
CERTIFICATION
I, Dennis R. Wraase, Chairman of the Board, President and Chief Executive Officer of Pepco Holdings, Inc., certify that:
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 6, 2004		D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer
132 ____________________________________________________________________________________
Exhibit 31.2
CERTIFICATION
I, Joseph M. Rigby, Senior Vice President and Chief Financial Officer of Pepco Holdings, Inc., certify that:
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 6, 2004	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer
133 ____________________________________________________________________________________
Exhibit 31.3
CERTIFICATION
I, Dennis R. Wraase, Chairman of the Board and Chief Executive Officer of Potomac Electric Power Company, certify that:
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 6, 2004	D. R. WRAASE Dennis R. Wraase Chairman of the Board and Chief Executive Officer
134 ____________________________________________________________________________________
Exhibit 31.4
CERTIFICATION
I, Joseph M. Rigby, Senior Vice President and Chief Financial Officer of Potomac Electric Power Company, certify that:
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 6, 2004		JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

135 ____________________________________________________________________________________
Exhibit 31.5
CERTIFICATION
I, Thomas S. Shaw, President and Chief Executive Officer of Delmarva Power & Light Company, certify that:
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 6, 2004		T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
136 ____________________________________________________________________________________
Exhibit 31.6
CERTIFICATION
I, Joseph M. Rigby, Senior Vice President and Chief Financial Officer of Delmarva Power & Light Company, certify that:
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 6, 2004		JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer
137 ____________________________________________________________________________________
Exhibit 31.7
CERTIFICATION
I, William J. Sim, President and Chief Executive Officer of Atlantic City Electric Company, certify that:
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 6, 2004		WILLIAM J. SIM William J. Sim President and Chief Executive Officer
138 ____________________________________________________________________________________
Exhibit 31.8
CERTIFICATION
I, Joseph M. Rigby, Chief Financial Officer of Atlantic City Electric Company, certify that:
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 6, 2004		JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer
139 ____________________________________________________________________________________
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

3.	To the best of my knowledge, the financial information required to be provided to the trustee under the governing documents of the issuer is included in these reports.
4.	To the best of my knowledge, Atlantic City Electric Company, the Servicer, has complied with its servicing obligations and minimum servicing standards.
Date: August 6, 2004	T. S. SHAW Thomas S. Shaw Chairman
140 ____________________________________________________________________________________

Exhibit 32.1
Certificate of Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, Chairman of the Board, President and Chief Executive Officer, and I, Joseph M. Rigby, Senior Vice President and Chief Financial Officer, of Pepco Holdings, Inc., certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Pepco Holdings, Inc. for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pepco Holdings, Inc.

August 6, 2004	D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer
August 6, 2004	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Pepco Holdings, Inc. and will be retained by Pepco Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

141 ____________________________________________________________________________________
Exhibit 32.2
Certificate of Chief Executive Officer and Chief Financial Officer of Potomac Electric Power Company (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, Chairman of the Board and Chief Executive Officer, and I, Joseph M. Rigby, Senior Vice President and Chief Financial Officer, of Potomac Electric Power Company, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Potomac Electric Power Company for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Potomac Electric Power Company.

August 6, 2004	D. R. WRAASE Dennis R. Wraase Chairman of the Board and Chief Executive Officer
August 6, 2004	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Potomac Electric Power Company and will be retained by Potomac Electric Power Company and furnished to the Securities and Exchange Commission or its staff upon request.

142 ____________________________________________________________________________________
Exhibit 32.3
Certificate of Chief Executive Officer and Chief Financial Officer of Delmarva Power & Light Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, President and Chief Executive Officer, and I, Joseph M. Rigby, Senior Vice President and Chief Financial Officer, of Delmarva Power & Light Company, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Delmarva Power & Light Company for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Delmarva Power & Light Company.

August 6, 2004	T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
August 6, 2004	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Delmarva Power & Light Company and will be retained by Delmarva Power & Light Company and furnished to the Securities and Exchange Commission or its staff upon request.

143 ____________________________________________________________________________________
Exhibit 32.4
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (pursuant to 18 U.S.C. Section 1350)

     I, William J. Sim, President and Chief Executive Officer, and I, Joseph M. Rigby, Chief Financial Officer, of Atlantic City Electric Company, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Atlantic City Electric Company for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

August 6, 2004	WILLIAM J. SIM William J. Sim President and Chief Executive Officer
August 6, 2004	JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Company and will be retained by Atlantic City Electric Company and furnished to the Securities and Exchange Commission or its staff upon request.

144 ____________________________________________________________________________________
Exhibit 32.5
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Transition Funding, LLC (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, Chairman, and I, James P. Lavin, Chief Financial Officer, of Atlantic City Electric Transition Funding, LLC, certify that, to the best of my knowledge, the (i) Quarterly Report on Form 10-Q of Atlantic City Electric Transition Funding, LLC for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Transition Funding, LLC.

August 6, 2004	T. S. SHAW Thomas S. Shaw Chairman
August 6, 2004	JAMES P. LAVIN James P. Lavin Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Transition Funding, LLC and will be retained by Atlantic City Electric Transition Funding, LLC and furnished to the Securities and Exchange Commission or its staff upon request.

145 ____________________________________________________________________________________

(b) Reports on Form 8-K
Current Reports on Form 8-K were filed or furnished by the following registrants for the quarter ended June 30, 2004:
PEPCO HOLDINGS

     A Current Report on Form 8-K was filed on May 7, 2004. The items reported on such Form 8-K were Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operation and Financial Condition).

PEPCO
None.
DPL
None.
ACE
A Current Report on Form 8-K was filed on April 6, 2004. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).
ACE FUNDING
None.
146 ____________________________________________________________________________

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2004

PEPCO HOLDINGS, INC. (PHI)
POTOMAC ELECTRIC POWER COMPANY (Pepco)
DELMARVA POWER & LIGHT COMPANY (DPL)
ATLANTIC CITY ELECTRIC COMPANY (ACE)
  (Registrants)

By   JOSEPH M. RIGBY
        Joseph M. Rigby
        Senior Vice President and
        Chief Financial Officer,
          PHI, Pepco and DPL
        Chief Financial Officer, ACE

August 6, 2004	ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC (Registrant) By JAMES P. LAVIN James P. Lavin Chief Financial Officer
147 ____________________________________________________________________________

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
3	PHI	Bylaws
10.1	PHI	Conectiv Deferred Compensation Plan
10.2	PHI Pepco DPL ACE

5-Year Credit Agreement, dated July 26, 2004, among Pepco Holdings, Inc., Potomac Electric Power Company, Delmarva Power & Light Company, Atlantic City Electric Company, the Lenders named therein, and Bank One N.A., as administrative agent

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

148 ____________________________________________________________________________