Form 10-K/A
period 2003-12-31
PEPCO HOLDINGS INC
filed 2005-03-14
CIK 1135971

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

     THIS COMBINED FORM 10-K/A IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL AND ACE. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

_______________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Pepco Holdings, Inc. definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about April 1, 2004 are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

     This Form 10-K/A of Pepco Holdings, Inc. ("PHI"), Potomac Electric Power Company ("Pepco"), Delmarva Power & Light Company ("DPL") and Atlantic City Electric Company ("ACE" and, together with PHI, Pepco and DPL, the "Reporting Companies") amends the prior Annual Reports on Form 10-K/A for the year ended December 31, 2003, of PHI, ACE and DPL and the Annual Report on Form 10-K for the year ended December 31, 2003 of Pepco.

(1) DPL's Consolidated Statements of Cash Flows.

     This Form 10-K/A as to DPL amends DPL's Annual Report on Form 10-K/A for the year ended December 31, 2003, to correct an error in its Consolidated Statements of Cash Flows. PHI maintains a pool of funds, referred to as a "money pool," as a mechanism for managing the short-term cash requirements of its utility subsidiaries. DPL is a participant in the money pool. DPL was in an investment position in the money pool for the first three quarters of 2003. During the fourth quarter of 2003, DPL borrowed funds from the money pool and at December 31, 2003, was in a $62.6 million borrowing position. This transaction was properly recorded on DPL's Consolidated Balance Sheets at December 31, 2003, as short-term debt. However, the borrowing activity was improperly classified in DPL's Consolidated Statements of Cash Flows at December 31, 2003, as a change in Accounts Payable, rather than as a financing activity. This error has been corrected in the Consolidated Statements of Cash Flows by correcting the line item amounts as follows:

(Millions of Dollars)	Year Ended December 31, 2003
Caption of Consolidated Statements of Cash Flows	As Previously Reported	Adjustments	As Restated
Adjustments to reconcile net income to net cash from (used by) operating activities:
Changes in:
Accounts payable and accrued liabilities	65.1	(62.6)	2.5
Net Cash From Operating Activities	166.9	(62.6)	104.3
Net Change in Short Term Debt	*	62.6	62.6
Net Cash Used by Financing Activities	(173.2)	62.6	(110.6)
* Not originally included as a caption
________________________________________________________________________________
(2) Certifications.

     The certifications of each Reporting Company required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, and filed as Exhibits 31.1 through 31.8, have been replaced with new certifications revised solely to delete the title of the Reporting Company's chief executive officer and chief financial officer from the introductory paragraph of their respective certifications. This amendment is being made at the request of the staff of the Securities and Exchange Commission based on its review of the prior filings.

(3) Item 9A. Controls and Procedures.

     This Form 10-K/A as to DPL amends the disclosure set forth in Item 9A of DPL's Annual Report on Form 10-K/A for the year ended December 31, 2003, relating to DPL's chief executive officer's and chief financial officer's conclusions with regard to the effectiveness of DPL's disclosure controls and procedures. In view of the corrections to DPL's Consolidated Statements of Cash Flows described above, DPL's chief executive officer and chief financial officer have concluded that DPL's disclosure controls and procedures were not effective at December 31, 2003.

     In Item 9A of each of the Reporting Companies other than DPL, at the request of the staff of the Securities and Exchange Commission, a change has been made to the wording used to disclose the conclusions of its chief executive officer and chief financial officer regarding the effectiveness of the Reporting Company's disclosure controls and procedures. This wording change does not, in the view of each of PHI, Pepco and ACE, reflect a substantive change in the conclusions of its chief executive officer and chief financial officer regarding the effectiveness of its disclosure controls and procedures from that which was stated in the prior filing.

* * *
Except for the foregoing amendments, no other information in PHI's, ACE's or DPL's prior Form 10-K/A or Pepco's Form 10-K has been modified, supplemented or updated.
_______________________________________________________________________________

________________________________________________________________________________

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
i ________________________________________________________________________________

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
ii ________________________________________________________________________________

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
iii ________________________________________________________________________________

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
iv ________________________________________________________________________________

Term	Definition
Treasury lock	A hedging transaction that allows a company to "lock-in" a specific interest rate corresponding to the rate of a designated Treasury bond for a determined period of time
VaR	Value at Risk
VEBA	Voluntary Employee Beneficiary Association
VRDB	Variable Rate Demand Bonds
VSCC	Virginia State Corporation Commission

v ________________________________________________________________________________

THIS PAGE LEFT INTENTIONALLY BLANK.

________________________________________________________________________________

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

For financial information relating to PHI's segments, see Note (4) Segment Information to the consolidated financial statements of PHI set forth in Item 8 of this Form 10-K/A.
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
PCI

     PCI manages a portfolio of financial investments, which primarily includes energy leverages leases. During the second quarter of 2003, PHI announced the discontinuation of further new investment activity by PCI. In January and February 2004, PCI sold two aircraft and PCI continues to pursue opportunities to divest its single remaining aircraft. PCI will continue to manage its existing portfolio of financial investments, which principally include energy leveraged leases. These transactions involve PCI's purchase and leaseback of utility assets located outside of the United States. For additional information relating to PCI's energy leveraged leases, see Note (5) to the consolidated financial statements of PHI set forth in Item 8 of this Form 10-K/A.

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

     Substantially all of the transmission and distribution property, plant and equipment owned by each of Pepco, DPL and ACE are subject to the lien of the mortgage under which such company issues first mortgage bonds. See Note (8) to the consolidated financial statements of PHI set forth in Item 8 of this Form 10-K/A.

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

24 _____________________________________________________________________________________

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
25 _____________________________________________________________________________________

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is contained herein, as follows:

26 _____________________________________________________________________________________
THIS PAGE LEFT INTENTIONALLY BLANK.

27 _____________________________________________________________________________________

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

_____________________________________________________________________________

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

_____________________________________________________________________________

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

_____________________________________________________________________________

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
38 ____________________________________________________________________________
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

FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Annual Report on Form 10-K/A are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding Pepco Holdings' intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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

FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Form 10-K/A are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding Pepco's intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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

____________________________________________________________________________

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

____________________________________________________________________________

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

____________________________________________________________________________

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

124 ____________________________________________________________________________
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.
	Registrants
Item	Pepco Holdings	Pepco	DPL	ACE
Report of Independent Registered Public Accounting Firm	127	198	238	270
Consolidated Statements of Earnings	128	199	239	271
Consolidated Statements of Comprehensive Income	129	200	N/A	N/A
Consolidated Balance Sheets	130	201	240	272
Consolidated Statements of Cash Flows	132	203	242	274
Consolidated Statements of Shareholder's Equity	133	204	243	275
Notes to Consolidated Financial Statements	134	205	244	276
125 ____________________________________________________________________________

THIS PAGE LEFT INTENTIONALLY BLANK.
126 ____________________________________________________________________________

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Pepco Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Pepco Holdings, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for financial instruments with characteristics of both liabilities and equity as of July 1, 2003 and variable interest entities as of December 31, 2003.

As discussed in Note 16 to the consolidated financial statements, the Company revised the presentation of their consolidated statement of earnings for the year ended December 31, 2003.
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

The accompanying Notes are an integral part of these Consolidated Financial Statements. 133 _____________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PEPCO HOLDINGS, INC.
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

135 _____________________________________________________________________________

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

137 ____________________________________________________________________________
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

153 ____________________________________________________________________________

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

154 ____________________________________________________________________________

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

156 ____________________________________________________________________________
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

____________________________________________________________________________

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
158 ____________________________________________________________________________

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

159 ____________________________________________________________________________
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

160 ____________________________________________________________________________

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

____________________________________________________________________________

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
162 ____________________________________________________________________________

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

163 ____________________________________________________________________________

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

	2003		2002		2001
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Beginning-of-year balance	2,122,601	$21.8031	970,741	$23.7810	594,341	$22.9083
Options granted	0	$0	1,151,860	$20.1363	389,600	$24.5261
Options exercised	0	$0	0	$0	0	$0
Options forfeited	7,564	$19.0300	0	$0	13,200	$24.0220
End-of-year balance	2,115,037	$21.8131	2,122,601	$21.8031	970,741	$23.7810
Exercisable at end of year	1,211,448	$22.8386	863,973	$20.3969	315,866	$22.4044
For options outstanding as of December 31, 2003, the range of exercise prices was $13.08 to $29.78, and the weighted average remaining contractual life was approximately 7 years.
173 ____________________________________________________________________________

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

174 ____________________________________________________________________________

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
175 ____________________________________________________________________________

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

1961 ____________________________________________________________________________

THIS PAGE LEFT INTENTIONALLY BLANK.
197 ____________________________________________________________________________

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Potomac Electric Power Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive earnings, shareholder's equity and cash flows present fairly, in all material respects, the financial position of Potomac Electric Power Company (a wholly owned subsidiary of Pepco Holdings, Inc.) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying Notes are an integral part of these Consolidated Financial Statements. 199 ________________________________________________________________________________

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

The accompanying Notes are an integral part of these Consolidated Financial Statements. 200 _________________________________________________________________________________

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

The accompanying Notes are an integral part of these Consolidated Financial Statements. 201 ___________________________________________________________________________

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

The accompanying Notes are an integral part of these Consolidated Financial Statements. 202 __________________________________________________________________________

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
The accompanying Notes are an integral part of these Consolidated Financial Statements. 203 _______________________________________________________________________________

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

The accompanying Notes are an integral part of these Consolidated Financial Statements. 204 _______________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
POTOMAC ELECTRIC POWER COMPANY
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

205 _____________________________________________________________________________
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
207 _____________________________________________________________________________
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
208 _____________________________________________________________________________
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

____________________________________________________________________________

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
216 ____________________________________________________________________________

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
217 ____________________________________________________________________________

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

218 ____________________________________________________________________________

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

219 ____________________________________________________________________________

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
220 ____________________________________________________________________________
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

____________________________________________________________________________

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

222 ____________________________________________________________________________

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

223 ____________________________________________________________________________

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
224 ____________________________________________________________________________

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

225 ____________________________________________________________________________

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
226 ____________________________________________________________________________

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

____________________________________________________________________________

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

____________________________________________________________________________

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

____________________________________________________________________________

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

____________________________________________________________________________

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

231 ____________________________________________________________________________

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

____________________________________________________________________________

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

____________________________________________________________________________

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

____________________________________________________________________________

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

235 ____________________________________________________________________________

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

236 ____________________________________________________________________________
THIS PAGE LEFT INTENTIONALLY BLANK.
237 ____________________________________________________________________________

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Delmarva Power & Light Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholder's equity and cash flows present fairly, in all material respects, the financial position of Delmarva Power & Light Company (a wholly owned subsidiary of Pepco Holdings, Inc.) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for financial instruments with characteristics of both liabilities and equity as of July 1, 2003.

As discussed in Note 15, the consolidated financial statements for the year ended December 31, 2003 have been restated.
PricewaterhouseCoopers LLP Washington, DC February 26, 2004, except as to Note 15, for which the date is March 14, 2005
238 ____________________________________________________________________________

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

The accompanying Notes are an integral part of these Consolidated Financial Statements. 239 ____________________________________________________________________________

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

The accompanying Notes are an integral part of these Consolidated Financial Statements. 240 __________________________________________________________________________

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

The accompanying Notes are an integral part of these Consolidated Financial Statements. 241 ____________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31,	Restated (See Note 15) 2003	2002	2001
(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$ 53.2	$ 49.7	$200.6
Adjustments to reconcile net income to net cash from (used by) operating activities:
Depreciation and amortization	73.7	82.1	95.3
Gain on divestiture of generation assets	-	(11.6)	(221.2)
Deferred income taxes	28.3	67.8	(46.3)
Investment tax credit adjustments, net	(1.0)	(0.9)	(6.0)
Pension expense credit	-	(10.2)	(18.6)
Changes in:
Accounts receivable	5.6	18.1	107.9
Fuel, materials and supplies	(8.8)	4.6	(11.3)
Accounts payable and accrued liabilities	2.5	(11.4)	(82.0)
Taxes accrued	(22.6)	(51.8)	92.4
Energy trading contracts	(14.4)	(15.6)	(18.8)
Prepaid expenses and other	(0.1)	(1.4)	(10.2)
Deferred energy supply costs	(14.4)	34.3	(12.2)
Interest accrued	(3.3)	(2.8)	(8.2)
Other deferred charges	5.6	6.7	(.6)
Net Cash From Operating Activities	104.3	157.6	60.8
INVESTING ACTIVITIES
Net investment in property, plant and equipment	(98.7)	(82.5)	(85.6)
Proceeds from/changes in:
Divestiture of generation assets	-	10.0	528.2
Sale of other assets	-	0.8	8.5
Net other investing activities	0.2	0.2	1.1
Net Cash (Used By) From Investing Activities	(98.5)	(71.5)	452.2
FINANCING ACTIVITIES
Common dividends paid	(49.1)	(62.8)	(80.7)
Preferred dividends paid	(1.0)	(1.7)	(3.7)
Redemption of preferred stock	-	(7.9)	(60.1)
Long-term debt issued	33.2	46.0	59.0
Long-term debt redeemed	(153.4)	(121.5)	(329.9)
Net change in short-term debt	62.6	-	-
Principal portion of capital lease payments	(0.1)	(0.1)	(0.1)
Costs of issuances and refinancings	(2.8)	(3.3)	(17.2)
Net Cash Used By Financing Activities	(110.6)	(151.3)	(432.7)

Net Change In Cash and Cash Equivalents	(104.8)	(65.2)	80.3
Cash and Cash Equivalents at Beginning of Year	109.7	174.9	94.6
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 4.9	$109.7	$174.9
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) for interest (net of capitalized interest of $0.3 million, $0.6 million, and $0.7 million) and income taxes:
Interest	$ 37.1	$ 39.3	$ 67.9
Income taxes	$ 22.1	$ 11.9	$111.0

The accompanying Notes are an integral part of these Consolidated Financial Statements. 242 ____________________________________________________________________________

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

The accompanying Notes are an integral part of these Consolidated Financial Statements. 243 ____________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DELMARVA POWER & LIGHT COMPANY
(1) ORGANIZATION

     DPL is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia and provides gas distribution service in northern Delaware. DPL was incorporated in Delaware in 1909 and became a domestic Virginia corporation in 1979. DPL's electricity distribution service territory covers approximately 6,000 square miles and has a population of approximately 1.25 million. DPL's natural gas distribution service territory covers approximately 275 square miles and has a population of approximately 523,000. On August 1, 2002 Pepco completed its acquisition of Conectiv, at which time Pepco and Conectiv became wholly owned subsidiaries of Pepco Holdings, Inc. (Pepco Holdings or PHI). DPL continues as a wholly owned subsidiary of Conectiv. PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA)and is subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA. PHI was incorporated in Delaware on February 9, 2001, for the purpose of effecting the acquisition of Conectiv by Pepco.

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

244 ____________________________________________________________________________
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
245 ____________________________________________________________________________
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
246 ____________________________________________________________________________

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

____________________________________________________________________________

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
248 ____________________________________________________________________________
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

249 ____________________________________________________________________________
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

____________________________________________________________________________

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

251 ____________________________________________________________________________
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

____________________________________________________________________________

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

253 ____________________________________________________________________________

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
254 ____________________________________________________________________________

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
255 ____________________________________________________________________________

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
256 ____________________________________________________________________________

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

257 ____________________________________________________________________________
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

258 ____________________________________________________________________________

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
259 ____________________________________________________________________________

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

260 ____________________________________________________________________________
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

261 ____________________________________________________________________________

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

262 ____________________________________________________________________________
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
263 ____________________________________________________________________________
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
264 ____________________________________________________________________________
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

____________________________________________________________________________

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

266 ____________________________________________________________________________

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

267 ____________________________________________________________________________

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
268 ____________________________________________________________________________
(15) RESTATEMENT

     The purpose of this amendment is to correct an error in DPL's Consolidated Statements of Cash Flows. PHI maintains a pool of funds, referred to as a "money pool," as a mechanism for managing the short-term cash requirements of its utility subsidiaries. DPL is a participant in the money pool. DPL was in an investment position in the money pool for the first three quarters of 2003. During the fourth quarter of 2003, DPL borrowed funds from the money pool and at December 31, 2003, was in a $62.6 million borrowing position. This transaction was properly recorded on DPL's Consolidated Balance Sheets at December 31, 2003, as short-term debt. However, the borrowing activity was improperly classified in DPL's Consolidated Statements of Cash Flows at December 31, 2003, as a change in Accounts Payable, rather than as a financing activity. This error has been corrected in the Consolidated Statements of Cash Flows by correcting the line item amounts as follows:

(Millions of Dollars)	Year Ended December 31, 2003
Caption of Consolidated Statements of Cash Flows	As Previously Reported	Adjustments	As Restated
Adjustments to reconcile net income to net cash from (used by) operating activities:
Changes in:
Accounts payable and accrued liabilities	65.1	(62.6)	2.5
Net Cash From Operating Activities	166.9	(62.6)	104.3
Net Change in Short Term Debt	*	62.6	62.6
Net Cash Used by Financing Activities	(173.2)	62.6	(110.6)
* Not originally included as a caption
269 ____________________________________________________________________________

THIS PAGE LEFT INTENTIONALLY BLANK.
270 ____________________________________________________________________________

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Atlantic City Electric Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholder's equity and cash flows present fairly, in all material respects, the financial position of Atlantic City Electric Company (a wholly owned subsidiary of Pepco Holdings, Inc.) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for financial instruments with characteristics of both liabilities and equity as of July 1, 2003.

As discussed in Note 15 to the consolidated financial statements, the Company revised the presentation of their consolidated statement of earnings for the year ended December 31, 2003.
PricewaterhouseCoopers LLP Washington, DC February 26, 2004, except as to Note 15 for which the date is March 31, 2004
271 ____________________________________________________________________________

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

The accompanying Notes are an integral part of these Consolidated Financial Statements. 272 ____________________________________________________________________________

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

The accompanying Notes are an integral part of these Consolidated Financial Statements. 273 ____________________________________________________________________________

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

The accompanying Notes are an integral part of these Consolidated Financial Statements. 275 _________________________________________________________________________________

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

The accompanying Notes are an integral part of these Consolidated Financial Statements. 276 ____________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ATLANTIC CITY ELECTRIC COMPANY
(1) ORGANIZATION

     ACE is engaged in the generation, transmission and distribution of electricity in southern New Jersey. ACE was incorporated in New Jersey in 1924. ACE's service territory covers approximately 2,700 square miles and has a population of approximately 995,000. On August 1, 2002 Pepco completed its acquisition of Conectiv, at which time Pepco and Conectiv became wholly owned subsidiaries of Pepco Holdings, Inc. (Pepco Holdings or PHI). ACE continues as a wholly owned subsidiary of Conectiv. PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA)and is subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA. PHI was incorporated in Delaware on February 9, 2001, for the purpose of effecting the acquisition of Conectiv by Pepco.

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

____________________________________________________________________________

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
278 ____________________________________________________________________________
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
279 ____________________________________________________________________________
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

____________________________________________________________________________

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

281 ____________________________________________________________________________

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

____________________________________________________________________________

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

283 ______________________________________________________________________________
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

____________________________________________________________________________

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

____________________________________________________________________________

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

286 ____________________________________________________________________________

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
287 ____________________________________________________________________________
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

288 ____________________________________________________________________________
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

____________________________________________________________________________

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

____________________________________________________________________________

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
291 ____________________________________________________________________________

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
292 ____________________________________________________________________________

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

____________________________________________________________________________

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

294 ____________________________________________________________________________

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

295 ____________________________________________________________________________

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
296 ____________________________________________________________________________

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

297 ____________________________________________________________________________
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

____________________________________________________________________________

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

____________________________________________________________________________

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

____________________________________________________________________________

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

301 ____________________________________________________________________________

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
302 ____________________________________________________________________________
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

303 ____________________________________________________________________________

THIS PAGE LEFT INTENTIONALLY BLANK.
304 ____________________________________________________________________________

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, PHI has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to Pepco Holdings and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, Pepco has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these

____________________________________________________________________________

controls and procedures are effective to provide reasonable assurance that material information relating to Pepco and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, DPL had evaluated the effectiveness of the design and operation of DPL's disclosure controls and procedures as of December 31, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer originally concluded that these controls and procedures were adequate to ensure that the information requiring disclosure was communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     In connection with the preparation of its financial statements for the year ended December 31, 2004, DPL identified an error in its Consolidated Statements of Cash Flows for the year ended December 31, 2003. As more fully described in the Explanatory Note to the Form 10-K/A, during the fourth quarter of 2003, DPL borrowed funds from the money pool and at December 31, 2003, was in a $62.6 million borrowing position. This transaction was properly recorded on DPL's Consolidated Balance Sheets at December 31, 2003, as short-term debt. However, the borrowing activity was improperly classified in DPL's Consolidated Statements of Cash Flows at December 31, 2003, as a change in Accounts Payable, rather than as a financing activity. As a result of the discovery of this error, DPL's chief executive officer and chief financial officer reevaluated DPL's disclosure controls and procedures and have concluded that DPL's disclosure controls and procedures were not effective as of December 31, 2003.

     During the quarter ended December 31, 2003, there was no change in DPL's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, DPL's internal controls over financial reporting.

306 ____________________________________________________________________________

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, ACE has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2003, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to ACE and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Securities Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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
307 ____________________________________________________________________________
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

PEPCO HOLDINGS
Name	Age	Office and Length of Service
John M. Derrick, Jr.	63	Chairman 8/02 - Present (1)
Dennis R. Wraase	59	President and CEO 6/03 - Present (2)
William T. Torgerson	59	Vice Chairman and General Counsel 6/03 - Present (3)
Thomas S. Shaw	56	Executive Vice President 8/02 - Present (4)
Andrew W. Williams	54	Senior Vice President and CFO 8/02 - Present (5)
Ed R. Mayberry	56	Senior Vice President 8/02 - Present (6)
John D. McCallum	54	Senior Vice President 8/02 - Present (7)
308 ____________________________________________________________________________

PEPCO HOLDINGS
Name	Age	Office and Length of Service
Beverly L. Perry	56	Senior Vice President 10/02 - Present (8)
Joseph M. Rigby	47	Senior Vice President 8/02 - Present (9)
William J. Sim	59	Senior Vice President 8/02 - Present (10)
William H. Spence	47	Senior Vice President 8/02 - Present (11)
James P. Lavin	56	Vice President and Controller 8/02 - Present (12)
PEPCO
Name	Age	Office and Length of Service
John M. Derrick, Jr.	63	Chairman 4/99 - Present (1)
Dennis R. Wraase	59	CEO 8/02 - Present (2)
Andrew W. Williams	54	Senior Vice President and CFO 1/01 - Present (5)
William J. Sim	59	President 8/02 - Present (10)
James P. Lavin	56	Vice President and Controller 8/02 - Present (12)
Kirk J. Emge	54	General Counsel 8/02 - Present (13)
Anthony J. Kamerick	56	Vice President and Treasurer 4/94 - Present (14)
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
309 ________________________________________________________________________________

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

310 ____________________________________________________________________________
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

311 ____________________________________________________________________________

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

312 ____________________________________________________________________________

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

____________________________________________________________________________

on total shareholder performance during the period, the Committee may revise such measures.

     In 2002, PHI granted performance award opportunities under which the recipient would have been entitled to earn some or all of the maximum award of shares of PHI common stock based on PHI's performance and the extent to which operating efficiencies and expense reduction goals were attained through December 31, 2003 including maximum awards to Messrs. Derrick, Wraase, Williams and Sim of 20,741, 7,826, 4,606, and 3,033 shares, respectively. Although the goals were met in 2003, the PHI Compensation/Human Resources Committee determined that the shares awarded to Messrs. Derrick, Wraase, Williams and Sim would not vest until 2005 and then only if the cost reduction goals were maintained and PHI's financial performance is satisfactory. The shares awarded to Mr. Emge did vest and the dollar amount of the vested award is shown in the Summary Compensation Table under the heading "Incentive Plan Payouts." The additional shares awarded in this performance period reflect a reallocation of shares forfeited by PHI executives who did not meet performance objectives as well as a number of shares reflecting accrued dividends for the period August 1, 2002 through December 31, 2003.

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

____________________________________________________________________________

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

____________________________________________________________________________

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
316 ____________________________________________________________________________

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

____________________________________________________________________________

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
318 ____________________________________________________________________________

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

     (b) Pursuant to Item 3-09 of SEC Regulation S-X, the following unaudited financial statements of Starpower Communications, LLC, an unconsolidated entity in which an indirect subsidiary of Pepco Holdings owns a 50% equity interest, are attached as Exhibit 99.1:

(1) Balance Sheets dated December 31, 2003 and 2002;
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
319 ____________________________________________________________________________

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
320 ____________________________________________________________________________

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
(b) Uncollectible accounts written off.
321 ____________________________________________________________________________

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

Exhibit No.	Registrant(s)	Description of Exhibit	Reference
2	PHI Pepco	Agreement and Plan of Merger, dated as of February 9, 2001, among PHI (formerly New RC, Inc.), Pepco and Conectiv	Exh. 2 to Pepco's Form 8-K, 2/13/01.
2.1	DPL ACE	Amended and Restated Agreement and Plan of Merger, dated as of December 26, 1996, between DPL, Atlantic Energy, Inc., Conectiv and DS Sub, Inc.	Exh. 2(a) to Conectiv's Registration Statement No. 333-18843, 12/26/96.
3.1	PHI	Certificate of Incorporation of PHI	Exh. 3.1 to Form 8-K, 8/2/02.
3.1.1	Pepco	Restated Articles of Incorporation and Articles of Restatement of Pepco	Previously filed.
3.1.2	DPL	Articles of Restatement of Certificate and Articles of Incorporation (filed in Virginia 8/8/02)	Exh. B.35.1 to PHI's Amendment No. 1 to Form U5B, 2/13/02.
3.1.3	DPL	Corrected Restated Certificate and Articles of Incorporation (filed in Delaware 8/16/02)	Exh. B.35.4 to PHI's Amendment No. 1 to Form U5B, 2/13/02.
3.1.4	DPL	Articles of Correction (filed in Virginia 8/16/02)	Exh. B.35.3 to PHI's Amendment No. 1 to Form U5B, 2/13/02.
3.1.5	ACE	Restated Certificate of Incorporation (filed in New Jersey 8/09/02)	Exh. B.8.1 to PHI's Amendment No. 1 to Form U5B, 2/13/03.
3.2.1	PHI	By-Laws	Exh. 3.1 to PHI's Form 10-Q, 8/13/03.
3.2.2	Pepco	By-Laws	Exh. 3 to Pepco's Form 10-Q, 5/14/03.
3.2.3	DPL	Amended and Restated By-Laws (adopted 8/08/02)	Exh. B.35.2 to PHI's Amendment No. 1 to Form U5B, 2/13/02.
3.2.4	ACE	Amended and Restated By-Laws Company (adopted 8/08/02)	Exh. B.8.3 to PHI's Amendment No. 1 to Form U5B, 2/13/03.
322 _____________________________________________________________________________________

4.1	PHI Pepco	Mortgage and Deed of Trust dated July 1, 1936, of Pepco to The Bank of New York as Successor Trustee, securing First Mortgage Bonds of Pepco, and Supplemental Indenture dated July 1, 1936	Exh. B-4 to First Amendment, 6/19/36, to Pepco's Registration Statement No. 2-2232.
		Supplemental Indentures, to the aforesaid Mortgage and Deed of Trust, dated - December 10, 1939	Exh. B to Pepco's Form 8-K, 1/3/40.
		July 15, 1942	Exh. B-1 to Amendment No. 2, 8/24/42, and B-3 to Post-Effective Amendment, 8/31/42, to Pepco's Registration Statement No. 2-5032.
		October 15, 1947	Exh. A to Pepco's Form 8-K, 12/8/47.
		December 31, 1948	Exh. A-2 to Pepco's Form 10-K, 4/13/49.
		December 31, 1949	Exh. (a)-1 to Pepco's Form 8-K, 2/8/50.
		February 15, 1951	Exh. (a) to Pepco's Form 8-K, 3/9/51.
		February 16, 1953	Exh. (a)-1 to Pepco's Form 8-K, 3/5/53.
		March 15, 1954 and March 15, 1955	Exh. 4-B to Pepco's Registration Statement No. 2-11627, 5/2/55.
		March 15, 1956	Exh. C to Pepco's Form 10-K, 4/4/56.
		April 1, 1957	Exh. 4-B to Pepco's Registration Statement No. 2-13884, 2/5/58.
		May 1, 1958	Exh. 2-B to Pepco's Registration Statement No. 2-14518, 11/10/58.
		May 1, 1959	Exh. 4-B to Amendment No. 1, 5/13/59, to Pepco's Registration Statement No. 2-15027.
		May 2, 1960	Exh. 2-B to Pepco's Registration Statement No. 2-17286, 11/9/60.
		April 3, 1961	Exh. A-1 to Pepco's Form 10-K, 4/24/61.
323 _____________________________________________________________________________________

May 1, 1962	Exh. 2-B to Pepco's Registration Statement No. 2-21037, 1/25/63.
May 1, 1963	Exh. 4-B to Pepco's Registration Statement No. 2-21961, 12/19/63.
April 23, 1964	Exh. 2-B to Pepco's Registration Statement No. 2-22344, 4/24/64.
May 3, 1965	Exh. 2-B to Pepco's Registration Statement No. 2-24655, 3/16/66.
June 1, 1966	Exh. 1 to Pepco's Form 10-K, 4/11/67.
April 28, 1967	Exh. 2-B to Post-Effective Amendment No. 1 to Pepco's Registration Statement No. 2-26356, 5/3/67.
July 3, 1967	Exh. 2-B to Pepco's Registration Statement No. 2-28080, 1/25/68.
May 1, 1968	Exh. 2-B to Pepco's Registration Statement No. 2-31896, 2/28/69.
June 16, 1969	Exh. 2-B to Pepco's Registration Statement No. 2-36094, 1/27/70.
May 15, 1970	Exh. 2-B to Pepco's Registration Statement No. 2-38038, 7/27/70.
September 1, 1971	Exh. 2-C to Pepco's Registration Statement No. 2-45591, 9/1/72.
June 17, 1981	Exh. 2 to Amendment No. 1 to Form 8-A, 6/18/81.
November 1, 1985	Exh. 2B to Form 80A, 11/1/85.
September 16, 1987	Exh. 4-B to Registration Statement No. 33-18229, 10/30/87.
May 1, 1989	Exh. 4-C to Registration Statement No. 33-29382, 6/16/89.
May 21, 1991	Exh. 4 to Form 10-K, 3/27/92,
May 7, 1992	Exh. 4 to Pepco's Form 10-K, 3/26/93.
September 1, 1992	Exh. 4 to Pepco's Form 10-K, 3/26/93.
324 _____________________________________________________________________________________

		November 1, 1992	Exh. 4 to Pepco's Form 10-K, 3/26/93.
		March 1, 1993	Exh. 4 to Pepco's Form 10-K, 3/26/93.
		March 2, 1993	Exh. 4 to Pepco's Form 10-K, 3/26/93.
		July 1, 1993	Exh. 4.4 to Pepco's Registration Statement No. 33-49973, 8/11/93.
		August 20, 1993	Exh. 4.4 to Pepco's Registration Statement No. 33-50377, 9/23/93.
		September 29, 1993	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		September 30, 1993	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		October 1, 1993	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		February 10, 1994	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		February 11, 1994	Exh. 4 to Pepco's Form 10-K, 3/25/94.
		March 10, 1995	Exh. 4.3 to Registration Statement No. 61379, 7/28/95.
		September 6, 1995	Exh. 4 to Pepco's Form 10-K, 4/1/96.
		September 7, 1995	Exh. 4 to Pepco's Form 10-K, 4/1/96.
		October 2, 1997	Exh. 4 to Pepco's Form 10-K, 3/26/98.
		November 17, 2003	Previously filed.
4.2	PHI Pepco	Indenture, dated as of July 28, 1989, between Pepco and The Bank of New York, Trustee, with respect to Pepco's Medium-Term Note Program	Exh. 4 to Pepco's Form 8-K, 6/21/90.
4.3.1	PHI Pepco	Form of 4.95% Senior Note due November 15, 2013	Exh. 4.1 to Pepco's Form 8-K, 11/21/03.
4.3.2	PHI Pepco	Senior Note Indenture dated November 17, 2003	Exh. 4.2 to Pepco's Form 8-K, 11/21/03.
4.4	PHI DPL

Mortgage and Deed of Trust of Delaware Power & Light Company to the New York Trust Company, Trustee, (the Chase Manhattan Bank, successor Trustee) dated as of October 1, 1943 and copies of the First through Sixty-Eighth Supplemental Indentures thereto

Exh. 4-A to DPL's Registration Statement No. 33-1763, 11/27/85.
325 _____________________________________________________________________________________

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
326 _____________________________________________________________________________________

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
327 _____________________________________________________________________________________

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
328 _____________________________________________________________________________________

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
329 _____________________________________________________________________________________

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
330 _____________________________________________________________________________________

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
331 _____________________________________________________________________________________

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
332 _____________________________________________________________________________________

10.36	PHI Pepco DPL ACE

3-Year Credit Agreement, dated July 29, 2003, among Pepco Holdings, Inc., Potomac Electric Power Company, Delmarva Power & Light Company, Atlantic City Electric Company, Bank One, NA, as agent, and the Lenders named therein among the Registrants and Bank One, NA, as administrative agent

Exh. 10.2 to PHI's Form 10-Q, 8/13/03.
10.37	PHI Pepco	Settlement Agreement and Release dated October 24, 2003, between and Among, Potomac Electric Power Company, Mirant American Energy Marketing, LP, and Mirant Corporation	Exh. 10.1 to PHI's Form 8-K, 10/24/03.
10.38	PHI Pepco	Amendment to Transition Power Agreement (Maryland) dated October 24,2003	Exh. 10.2 to PHI's Form 8-K, 10/24/03.
10.39	PHI Pepco	Amendment to Transition Power Agreement (District of Columbia) dated October 24,2003	Exh. 10.3 to PHI's Form 8-K, 11/20/03.
10.40	PHI Pepco	Amended Settlement Agreement and Release dated October 24, 2003, between and Among, Potomac Electric Power Company, Mirant American Energy Marketing, LP, and Mirant Corporation	Exh. 10.1 to PHI's Form 8-K, 10/24/03.
12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.
12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.
12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.
12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.
21	PHI Pepco DPL ACE	Subsidiaries of the Registrant	Filed herewith.
23.1	PHI	Consent of Independent Registered Public Accounting Firm	Filed herewith.
23.2	Pepco	Consent of Independent Registered Public Accounting Firm	Filed herewith
23.3	DPL	Consent of Independent Registered Public Accounting Firm	Filed herewith.
23.4	ACE	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24	PHI	Power of Attorney	Previously filed.
333 _____________________________________________________________________________________

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
99.1	PHI	Unaudited Financial Statements of Starpower Communications, LLC	Filed herewith.
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

334 ____________________________________________________________________________________

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

335 ___________________________________________________________________________

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
336 ___________________________________________________________________________

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

337 ___________________________________________________________________________

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

339 ___________________________________________________________________________

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

340 ___________________________________________________________________________

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
341 ___________________________________________________________________________

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
342 ___________________________________________________________________________

Energy Systems North East, LLC	DE
Delaware Operating Services Company	DE
PHI Operating Services Company	DE
Tech Leaders II, L.P.	DE
SciQuest.com, Inc.	DE
Internet Capital Group, Inc.	DE
Adolor Corp.	DE

343 ___________________________________________________________________________

Exhibit 23.1
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (Numbers 333-89938 and 333-104350) and the Registration Statements on Forms S-8 (Numbers 333-121823, 333-96673, 333-96675 and 333-96687) of Pepco Holdings, Inc. of our report dated February 26, 2004, except as to Note 16 for which the date is March 31, 2004 relating to the consolidated financial statements, which appears in this Form 10-K/A and of our report dated February 26, 2004 relating to the financial statement schedule, which appears in this Form 10-K/A.

PRICEWATERHOUSECOOPERS LLP Washington, DC March 14, 2005

344 ___________________________________________________________________________

Exhibit 23.2
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (Number 333-106209) of Potomac Electric Power Company of our reports dated February 26, 2004 relating to the consolidated financial statements and the financial statement schedule, which appear in this Form 10-K/A.

PRICEWATERHOUSECOOPERS LLP Washington, D.C. March 14, 2005

345 ___________________________________________________________________________

Exhibit 23.3
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (Number 333-115879) of Delmarva Power & Light Company of our report dated February 26, 2004, except as to Note 15 for which the date is March 14, 2005 relating to the consolidated financial statements, which appears in this Form 10K/A and of our report dated February 26, 2004 relating to the financial statement schedule, which appears in this Form 10-K/A.

PRICEWATERHOUSECOOPERS LLP Washington, DC March 14, 2005

346 ___________________________________________________________________________

Exhibit 23.4
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 Amendment #2 (Number 333-108861) of Atlantic City Electric Company of our report dated February 26, 2004, except as to Note 15 for which the date is March 31, 2004 relating to the consolidated financial statements, which appears in this Form 10K/A and of our report dated February 26, 2004 relating to the financial statement schedule, which appears in this Form 10-K/A.

PricewaterhouseCoopers LLP Washington, DC March 14, 2005

347 ___________________________________________________________________________

Exhibit 31.1
CERTIFICATION
I, Dennis R. Wraase, certify that:
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 14, 2005		D. R. WRAASE Dennis R. Wraase President and Chief Executive Officer
348 ___________________________________________________________________________

Exhibit 31.2
CERTIFICATION
I, Joseph M. Rigby, certify that:
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 14, 2005	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer
349 ___________________________________________________________________________

Exhibit 31.3
CERTIFICATION
I, Dennis R. Wraase, certify that:
1.	I have reviewed this report on Form 10-K/A of Potomac Electric Power Company.
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 14, 2005	D. R. WRAASE Dennis R. Wraase Chief Executive Officer
350 ___________________________________________________________________________

Exhibit 31.4
CERTIFICATION
I, Joseph M. Rigby, certify that:
1.		I have reviewed this report on Form 10-K/A of Potomac Electric Power Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 14, 2005		JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer
351 ___________________________________________________________________________

Exhibit 31.5
CERTIFICATION
I, Thomas S. Shaw, certify that:
1.		I have reviewed this report on Form 10-K/A of Delmarva Power & Light Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 14, 2005		T. S. SHAW Thomas S. Shaw Chief Executive Officer
352 ___________________________________________________________________________

Exhibit 31.6
CERTIFICATION
I, Joseph M. Rigby, certify that:
1.		I have reviewed this report on Form 10-K/A of Delmarva Power & Light Company.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 14, 2005		JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer
353 ___________________________________________________________________________

Exhibit 31.7
CERTIFICATION
I, William J. Sim, certify that:
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 14, 2005		W. J. SIM William J. Sim President and Chief Executive Officer
354 ___________________________________________________________________________

Exhibit 31.8
CERTIFICATION
I, Joseph M. Rigby, certify that:
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 14, 2005		JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer

355 ___________________________________________________________________________

Exhibit 32.1
Certificate of Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Report on Form 10-K/A of Pepco Holdings, Inc. for the year ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pepco Holdings, Inc.

March 14, 2005	D. R. WRAASE Dennis R. Wraase President and Chief Executive Officer
March 14, 2005	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

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

356 ___________________________________________________________________________

Exhibit 32.2
Certificate of Chief Executive Officer and Chief Financial Officer of Potomac Electric Power Company (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Report on Form 10-K/A of Potomac Electric Power Company for the year ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Potomac Electric Power Company.

March 14, 2005	D. R. WRAASE Dennis R. Wraase Chief Executive Officer
March 14, 2005	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

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

357 ___________________________________________________________________________

Exhibit 32.3
Certificate of Chief Executive Officer and Chief Financial Officer of Delmarva Power & Light Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, and I, certify that, to the best of my knowledge, (i) the Report on Form 10-K/A of Delmarva Power & Light Company for the year ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Delmarva Power & Light Company.

March 14, 2005	T. S. SHAW Thomas S. Shaw Chief Executive Officer
March 14, 2005	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Delmarva Power & Light Company and will be retained by Delmarva Power & Light Company and furnished to the Securities and Exchange Commission or its staff upon request.

358 ___________________________________________________________________________

Exhibit 32.4
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (pursuant to 18 U.S.C. Section 1350)

     I, William J. Sim, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Report on Form 10-K/A of Atlantic City Electric Company for the year ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

March 14, 2005	W. J. SIM William J. Sim President and Chief Executive Officer
March 14, 2005	JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Company and will be retained by Atlantic City Electric Company and furnished to the Securities and Exchange Commission or its staff upon request.

359 ___________________________________________________________________________

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
To the Shareholders and Board of Directors of Pepco Holdings, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 26, 2004, except as to Note 16 for which the date is March 31, 2004, appearing in the 2003 Annual Report on Form 10-K/A of Pepco Holdings, Inc. also included an audit of the financial statement schedule included in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP Washington, D.C. February 26, 2004

360 ___________________________________________________________________________

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
To the Board of Directors of Potomac Electric Power Company

Our audits of the consolidated financial statements referred to in our report dated February 26, 2004 appearing in the 2003 Annual Report on Form 10-K/A of Potomac Electric Power Company also included an audit of the financial statement schedule included in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP Washington, DC February 26, 2004

361 ___________________________________________________________________________

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
To the Board of Directors of Delmarva Power & Light Company

Our audits of the consolidated financial statements referred to in our report dated February 26, 2004, except as to Note 15 for which the date is March 14, 2005, appearing in the 2003 Annual Report on Form 10-K/A of Delmarva Power & Light Company also included an audit of the financial statement schedule included in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP Washington, DC February 26, 2004

362 ___________________________________________________________________________

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
To the Board of Directors of Atlantic City Electric Company

Our audits of the consolidated financial statements referred to in our report dated February 26, 2004, except as to Note 15 for which the date is March 31, 2004, appearing in the 2003 Annual Report on Form 10-K/A of Atlantic City Electric Company also included an audit of the financial statement schedule included in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP Washington, DC February 26, 2004

363 ___________________________________________________________________________

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2005	PEPCO HOLDINGS, INC. (Registrant) By D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer
March 14, 2005	POTOMAC ELECTRIC POWER COMPANY (Pepco) (Registrant) By D. R. WRAASE Dennis R. Wraase, Chairman of the Board and Chief Executive Officer
March 14, 2005	DELMARVA POWER & LIGHT COMPANY (DPL) (Registrant) By T. S. WHAW Thomas S. Shaw, President and Chief Executive Officer
March 14, 2005	ATLANTIC CITY ELECTRIC COMPANY (ACE) (Registrant) By W. J. SIM William J. Sim President and Chief Executive Officer

364 ___________________________________________________________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the above named registrants and in the capacities and on the dates indicated:

D. R. WRAASE Dennis R. Wraase

Chairman of the Board, President and Chief Executive Officer of Pepco Holdings, Chairman of the Board and Chief Executive Officer of Pepco and Director of Pepco Holdings, Pepco, DPL and ACE
(Principal Executive Officer, Pepco Holdings and Pepco)

March 14, 2005
T. S. SHAW Thomas S. Shaw	President and Chief Executive Officer of DPL, Chairman of ACE Funding and Director of Pepco, DPL and ACE (Principal Executive Officer of DPL)	March 14, 2005
W. J. SIM William J. Sim	President and Chief Executive Officer of ACE and Director of Pepco (Principal Executive Officer of ACE)	March 14, 2005
JOSEPH M. RIGBY Joseph M. Rigby

Senior Vice President and Chief Financial Officer of Pepco Holdings, Pepco, and DPL, Chief Financial Officer of ACE and Director of Pepco, DPL and ACE
(Principal Financial Officer of Pepco Holdings, Pepco, DPL and ACE)

March 14, 2005
JAMES P. LAVIN James P. Lavin	Vice President and Controller of Pepco Holdings, Pepco and DPL and Controller of ACE (Principal Accounting Officer of Pepco Holdings, Pepco, DPL and ACE)	March 14, 2005

365 ___________________________________________________________________________

Signature	Title	Date
EDMUND B. CRONIN, JR. Edmund B. Cronin, Jr.	Director, Pepco Holdings	March 14, 2005
JACK B. DUNN, IV Jack B. Dunn, IV	Director, Pepco Holdings	March 14, 2005
Terence C. Golden	Director, Pepco Holdings.	March 14, 2005
GEORGE F. Mac CORMACK George F. MacCormack	Director, Pepco Holdings	March 14, 2005
RICHARD B. McGLYNN Richard B. McGlynn	Director, Pepco Holdings	March 14, 2005
FLORETTA D. McKENZIE Floretta D. McKenzie	Director, Pepco Holdings	March 14, 2005
LAWRENCE C. NUSSDORF Lawrence C. Nussdorf	Director, Pepco Holdings	March 14, 2005
PETER F. O'MALLEY Peter F. O'Malley	Director, Pepco Holdings	March 14, 2005
FRANK ROSS Frank K. Ross	Director, Pepco Holdings	March 14, 2005
PAULINE A. SCHNEIDER Pauline A. Schneider	Director, Pepco Holdings	March 14, 2005
A. Thomas Young	Director, Pepco Holdings	March 14, 2005
WILLIAM T. TORGERSON William T. Torgerson	Director of Pepco Holdings, Pepco, DPL and ACE	March 14, 2005

366 ___________________________________________________________________________

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
12.1	PHI	Statements Re: Computation of Ratios
12.2	Pepco	Statements Re: Computation of Ratios
12.3	DPL	Statements Re: Computation of Ratios
12.4	ACE	Statements Re: Computation of Ratios
21	PHI Pepco DPL ACE	Subsidiaries of the Registrant
23.1	PHI	Consent of Independent Registered Public Accounting Firm
23.2	Pepco	Consent of Independent Registered Public Accounting Firm
23.3	DPL	Consent of Independent Registered Public Accounting Firm
23.4	ACE	Consent of Independent Registered Public Accounting Firm
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
99.1	PHI	Unaudited Financial Statements of Starpower Communications, LLC

INDEX TO EXHIBITS FURNISHED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
367 ___________________________________________________________________________