Form 10-Q/A
period 2004-03-31
PEPCO HOLDINGS INC
filed 2005-03-14
CIK 1135971

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
EXPLANATORY NOTE

     This Form 10-Q/A of Pepco Holdings, Inc. ("PHI"), Potomac Electric Power Company ("Pepco"), Delmarva Power & Light Company ("DPL"), Atlantic City Electric Company ("ACE") and Atlantic City Electric Transition Funding LLC ("ACE Funding" and, together with PHI, Pepco, DPL and ACE, the "Reporting Companies") amends the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2004, of the Reporting Companies. This Form 10-Q/A is being filed to make changes requested by the staff of the Securities and Exchange Commission based on its review of the prior filings.

The amendments contained herein consist of: ________________________________________________________________________________
•

In Part I, Item 4 Controls and Procedures of each of PHI, Pepco, DPL and ACE, a change to the wording used to disclose the conclusions of its chief executive officer and chief financial officer regarding the effectiveness of each company's disclosure controls and procedures. This wording change does not, in the view of each of PHI, Pepco, DPL and ACE, reflect a substantive change in the conclusions of its chief executive officer and chief financial officer regarding the effectiveness of its disclosure controls and procedures from that which was stated in the prior filing;

•

The replacement of the certifications of PHI, Pepco, DPL and ACE required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, and filed as Exhibits 31.1 through 31.8, with new certifications amended solely to delete the title of the respective company's chief executive officer and chief financial officer from the introductory paragraph of their respective certifications; and

•

The replacement of the certification of ACE Funding required by Rule 15d-14(d) under the Securities Exchange Act of 1934, as amended, and filed as Exhibit 31.9, with a new certification amended solely to delete the title of ACE Funding's chairman from the introductory paragraph of his certification.

     The chief executive officer and chief financial officer of each of PHI, Pepco, DPL and ACE have determined that the filing of this Form 10-Q/A to make these changes to such company's prior disclosures has not altered their conclusions with regard the effectiveness of such company's disclosure controls and procedures as set forth in Part I, Item 4 of PHI's, Pepco's, DPL's and ACE's Form 10-Q for the quarter ended March 31, 2004.

* * *
Except for the foregoing amendments, no other information in each Reporting Company's Form 10-Q has been modified, supplemented or updated.

     THIS COMBINED FORM 10-Q/A IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL, ACE, AND ACE FUNDING. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

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

10 _____________________________________________________________________________

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

Proposed Federal Tax Legislation Affecting Cross-border=0 Leases

     The assets of PCI include a cross-border=0 energy lease portfolio with a book value of approximately $1.2 billion at March 31, 2004. Currently, there is pending legislation in the U.S. House of Representatives (HR3967), that would apply new passive loss limitation rules prospectively to any new leases (including cross-border=0 leases) entered into on or after February 11, 2004 with tax indifferent parties (i.e., municipalities, tax exempt or governmental entities). Cross-border=0 leases are leases by a U.S. taxpayer of property located in a foreign country. All of PCI's cross-border=0 leases are with tax indifferent parties but were entered into prior to 2004. Legislation is also pending in the Senate (S1637) that may jeopardize the tax benefits received by leaseholders, including PCI, from existing cross-border=0 leases. The legislation, if adopted as proposed, would enact new passive loss limitation rules that would be applied retroactively to all existing lease agreements, for taxable years beginning after May 31, 2004, for all cross-border=0 leaseholders, including PCI. The outcome of these legislative proposals is unknown at this time. However, if the Senate's version were to be adopted in its current form, the amount of income tax benefits that PHI would receive in connection with PCI's cross-border=0 leases could decrease materially. If this occurred, PHI may be required to write down the book value of PCI's portfolio of cross-border=0 leases by taking a charge against earnings. Any of these circumstances could have a material adverse effect on PHI's financial condition and results of operations.

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

21 _____________________________________________________________________________
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

23 _____________________________________________________________________________

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

24 _____________________________________________________________________________

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
29 _____________________________________________________________________________

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

(2) ACCOUNTING POLICY AND PRONOUNCEMENTS DISCLOSURES
Financial Statement Presentation

     Pepco's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in Pepco's Annual Report on Form 10-K/A for the year ended December 31, 2003. In the opinion of Pepco's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco's financial condition as of March 31, 2004, in accordance with GAAP. Interim results for the three months ended March 31, 2004 may not be indicative of results that will be realized for the full year ending December 31, 2004. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

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

42 _____________________________________________________________________________

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

48 _____________________________________________________________________________

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

49 _____________________________________________________________________________

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

52 _____________________________________________________________________________

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

53 _____________________________________________________________________________

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

56 _____________________________________________________________________________

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation

     ACE Funding's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in ACE Funding's Annual Report on Form 10-K/A for the year ended December 31, 2003. In the opinion of ACE Funding's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly ACE Funding's financial condition as of March 31, 2004, in accordance with GAAP. Interim results for the three months ended March 31, 2004 may not be indicative of results that will be realized for the full year ending December 31, 2004.

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
70 _____________________________________________________________________________

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

72 _____________________________________________________________________________

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

73 _____________________________________________________________________________

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

74 _____________________________________________________________________________

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

•

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

83 _____________________________________________________________________________

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

     The assets of PCI include a cross-border=0 energy lease portfolio with a book value of approximately $1.2 billion at March 31, 2004. Currently, there is pending legislation in the U.S. House of Representatives (HR3967), that would apply new passive loss limitation rules prospectively to any new leases (including cross-border=0 leases) entered into on or after February 11, 2004 with tax indifferent parties (i.e., municipalities, tax exempt or governmental entities). Cross-border=0 leases are leases by a U.S. taxpayer of property located in a foreign country. All of PCI's cross-border=0 leases are with tax indifferent parties but were entered into prior to 2004. Legislation is also pending in the Senate (S1637) that may jeopardize the tax benefits received by leaseholders, including PCI, from existing cross-border=0 leases. The legislation, if adopted as proposed, would enact new passive loss limitation rules that would be applied retroactively to all existing lease agreements, for taxable years beginning after May 31, 2004, for all cross-border=0 leaseholders, including PCI. The outcome of these legislative proposals is unknown at this time. However, if the Senate's version were to be adopted in its current form, the amount of income tax benefits that PHI would receive in connection with PCI's cross-border=0 leases could decrease materially. If this occurred, PHI may be required to write down the book value of PCI's portfolio of cross-border=0 leases by taking a charge against earnings. Any of these circumstances could have a material adverse effect on PHI's financial condition and results of operations.

     For additional information concerning risk factors, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in Pepco Holdings' Form 10-K/A for the year ended December 31, 2003.

FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Quarterly Report on Form 10-Q/A are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding Pepco Holdings' intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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

87 _____________________________________________________________________________

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

For additional information, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of Pepco's 2003 Form 10-K/A.
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

89 _____________________________________________________________________________

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
90 _____________________________________________________________________________

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

CRITICAL ACCOUNTING POLICIES

     No material changes have occurred to Pepco's Critical Accounting Policies during the first quarter of 2004. Accordingly, for a discussion of these policies, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of Pepco's 2003 Form 10-K/A.

96 _____________________________________________________________________________

FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Quarterly Report on Form 10-Q/A are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding Pepco's intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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
100 _____________________________________________________________________________

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
THIS PAGE INTENTIONALLY LEFT BLANK.

107 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC
For the information required by this item refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of ACE Funding's 2003 Form 10-K/A.
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
110 _____________________________________________________________________________

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

Pepco
For information concerning market risk, please refer to Item 7A, Quantitative and Qualitative Disclosure About Market Risk in Pepco's Form 10-K/A for the year ended December 31, 2003.

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

118 _____________________________________________________________________________

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, DPL has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2004, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to DPL and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief accounting officer, as appropriate to allow timely decisions regarding required disclosure.

119 _____________________________________________________________________________

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

120 _____________________________________________________________________________

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

For further information concerning litigation matters, please refer to Item 3, Legal Proceedings, of Pepco's Form 10-K/A for the year ended December 31, 2003.
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

121 _____________________________________________________________________________

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
122 _____________________________________________________________________________

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
123 _____________________________________________________________________________

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

124 _____________________________________________________________________________

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

125 _____________________________________________________________________________

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

126 _____________________________________________________________________________

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

127 _____________________________________________________________________________

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
128 _____________________________________________________________________________

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
129 _____________________________________________________________________________

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
130 _____________________________________________________________________________

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

131 _____________________________________________________________________________

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

132 _____________________________________________________________________________

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
133 _____________________________________________________________________________

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
134 _____________________________________________________________________________

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

135 _____________________________________________________________________________

Exhibit 31.9
CERTIFICATION
I, Thomas S. Shaw, certify that:
1.	I have reviewed this report on Form 10-Q/A of Atlantic City Electric Transition Funding LLC and other reports containing distribution information for the period covered by this report.
2.

To the best of my knowledge, this report and the other reports I have reviewed do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading.

3.	To the best of my knowledge, the financial information required to be provided to the trustee under the governing documents of the issuer is included in these reports.
4.	To the best of my knowledge, Atlantic City Electric Company, the Servicer, has complied with its servicing obligations and minimum servicing standards.
Date: March 14, 2005	T. S. SHAW Thomas S. Shaw Chairman

136 _____________________________________________________________________________

Exhibit 32.1
Certificate of Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q/A of Pepco Holdings, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pepco Holdings, Inc.

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

137 _____________________________________________________________________________

Exhibit 32.2
Certificate of Chief Executive Officer and Chief Financial Officer of Potomac Electric Power Company (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q/A of Potomac Electric Power Company for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Potomac Electric Power Company.

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

138 _____________________________________________________________________________

Exhibit 32.3
Certificate of Chief Executive Officer and Chief Financial Officer of Delmarva Power & Light Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q/A of Delmarva Power & Light Company for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Delmarva Power & Light Company.

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

139 _____________________________________________________________________________

Exhibit 32.4
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (pursuant to 18 U.S.C. Section 1350)

     I, William J. Sim, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q/A of Atlantic City Electric Company for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

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

140 _____________________________________________________________________________

Exhibit 32.5
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Transition Funding, LLC (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, and I, James P. Lavin, certify that, to the best of my knowledge, the (i) Quarterly Report on Form 10-Q/A of Atlantic City Electric Transition Funding, LLC for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Transition Funding, LLC.

March 14, 2005	T. S. SHAW Thomas S. Shaw Chairman
March 14, 2005	JAMES P. LAVIN James P. Lavin Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Transition Funding, LLC and will be retained by Atlantic City Electric Transition Funding, LLC and furnished to the Securities and Exchange Commission or its staff upon request.

141 _____________________________________________________________________________

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

DPL
None.
ACE
None.
ACE FUNDING
None.
142 _____________________________________________________________________________

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2005

PEPCO HOLDINGS, INC. (PHI)
POTOMAC ELECTRIC POWER COMPANY (Pepco)
DELMARVA POWER & LIGHT COMPANY (DPL)
ATLANTIC CITY ELECTRIC COMPANY (ACE)
  (Registrants)

By    JOSEPH M. RIGBY
        Joseph M. Rigby
        Senior Vice President and
        Chief Financial Officer,
          PHI, Pepco and DPL
        Chief Financial Officer, ACE

March 14, 2005	ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC (Registrant) By JAMES P. LAVIN James P. Lavin Chief Financial Officer

143 _____________________________________________________________________________

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
12.1	PHI	Statements Re: Computation of Ratios
12.2	Pepco	Statements Re: Computation of Ratios
12.3	DPL	Statements Re: Computation of Ratios
12.4	ACE	Statements Re: Computation of Ratios
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.9	ACE Funding	Rule 13a-14(d)/15d-14(d) Certificate of Chief Executive Officer

INDEX TO EXHIBITS FURNISHED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.5	ACE Funding	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
144 _____________________________________________________________________________