Form 10-Q/A
period 2004-06-30
PEPCO HOLDINGS INC
filed 2005-03-14
CIK 1135971

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
EXPLANATORY NOTE

     This Form 10-Q/A of Pepco Holdings, Inc. ("PHI"), Potomac Electric Power Company ("Pepco"), Delmarva Power & Light Company ("DPL"), Atlantic City Electric Company ("ACE") and Atlantic City Electric Transition Funding LLC ("ACE Funding" and, together with PHI, Pepco, DPL and ACE, the "Reporting Companies") amends the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2004, of the Reporting Companies. This Form 10-Q/A is being filed to make changes requested by the staff of the Securities and Exchange Commission based on its review of the prior filings.

________________________________________________________________________________

The amendments contained herein consist of:
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

     The chief executive officer and chief financial officer of each of PHI, Pepco, DPL and ACE have determined that the filing of this Form 10-Q/A to make these changes to such company's prior disclosures has not altered their conclusions with regard the effectiveness of such company's disclosure controls and procedures as set forth in Part I, Item 4 of PHI's, Pepco's, DPL's and ACE's Form 10-Q for the quarter ended June 30, 2004.

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

________________________________________________________________________________

__________________________________________________________________________________

__________________________________________________________________________________
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
i __________________________________________________________________________________

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
ii __________________________________________________________________________________
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

iii __________________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.

__________________________________________________________________________________

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

1 __________________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.

2 __________________________________________________________________________________

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

3 __________________________________________________________________________________

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

4 __________________________________________________________________________________

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

5 __________________________________________________________________________________

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

6 __________________________________________________________________________________

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

7 __________________________________________________________________________________

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

_____________________________________________________________________________

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

_____________________________________________________________________________

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

_____________________________________________________________________________

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

15 _____________________________________________________________________________
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

Transition Power Agreements

     For a discussion of the Transition Power Agreements between Pepco and Mirant and the amendment of these agreements in connection with the Mirant bankruptcy, see Note 4, "Commitments and Contingencies," to the financial statements of Pepco Holdings included in Pepco Holdings' Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004.

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

_____________________________________________________________________________

Pepco Pre-Petition Claims

     For a discussion of the claims that Pepco has filed against Mirant with respect to amounts owed by Mirant to Pepco under the PPAs at the time of the filing of Mirant's bankruptcy petition and the accounting treatment of these claims, see Note 4, "Commitments and Contingencies," to the financial statements of Pepco Holdings included in Pepco Holdings' Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004.

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

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. For a discussion of the status of this agreement in the context of the Mirant bankruptcy, see Note 4, "Commitments and Contingencies," to the financial statements of Pepco Holdings included in Pepco Holdings' Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004.

Proposed Federal Tax Legislation Affecting cross-border Leases

     The assets of PCI include a cross-border energy lease portfolio with a book value of approximately $1.2 billion at June 30, 2004. The U.S. House of Representatives recently passed legislation (HR4520), that would apply new passive loss limitation rules prospectively to, generally, any new leases (including cross-border leases) entered into after March 12, 2004 with tax indifferent parties (i.e., municipalities and tax exempt or governmental entities). Cross-border leases are leases by a US taxpayer of property located in a foreign country. All of PCI's cross-border leases are with tax indifferent parties and were entered into prior to 2004. Therefore, the House's proposed legislation would not affect PCI's existing leases. Legislation was also passed by the U.S. Senate (S1637) on May 11, 2004, that may jeopardize the tax benefits received by leaseholders, including PCI, from existing cross-border leases. The Senate's legislation provides for new passive loss limitation rules that would generally be applied to, among other leases, currently existing cross-border lease agreements, including PCI's cross-border leases, for taxable years beginning after January 31, 2004. Enactment into law of the Senate bill in its current form could result in a material delay of the income tax benefits that PCI would receive in connection with PCI's cross-border leases and thereby adversely affect PHI's cash-flow, but would not have an impact on the total tax benefits to be received from PCI's cross-border leases. In accordance with Financial Accounting Standard 13, Accounting for Leases, PCI's book value of the leases would not be affected by enactment of the Senate bill because the total estimated net income from the leases would be unchanged. However, if another event were to result in a change to the total estimated net income from the leases, PCI would be required to adjust the book value of its leveraged leases in accordance with Financial Accounting Standard 13, which adjustment would take into account the effect of the delayed income tax benefits resulting from enactment of the Senate bill. The House and Senate are scheduled in the future to hold a conference to reconcile the differences in the two bills to determine the final legislation and, accordingly, the outcome of these legislative proposals is unknown at this time.

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

Transition Power Agreements

     For a discussion of the Transition Power Agreements between Pepco and Mirant and the amendment of these agreements in connection with the Mirant bankruptcy, see Note 4, "Commitments and Contingencies," to the financial statements of Pepco included in Pepco's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004.

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

Pepco Pre-Petition Claims

     For a discussion of the claims that Pepco has filed against Mirant with respect to amounts owed by Mirant to Pepco under the PPAs at the time of the filing of Mirant's bankruptcy petition and the accounting treatment of these claims, see Note 4, "Commitments and Contingencies," to the financial statements of Pepco included in Pepco's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004.

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

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. For a discussion of the status of this agreement in the context of the Mirant bankruptcy, see Note 4, "Commitments and Contingencies," to the financial statements of Pepco included in Pepco's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004.

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

_____________________________________________________________________________

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

_____________________________________________________________________________

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

_____________________________________________________________________________

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

Transition Power Agreements

     For a discussion of the Transition Power Agreements between Pepco and Mirant and the amendment of these agreements in connection with the Mirant bankruptcy, see Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Relationship with Mirant Corporation included in Pepco Holdings- Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004.

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

Pepco Pre-Petition Claims

     For a discussion of the claims that Pepco has filed against Mirant with respect to amounts owed by Mirant to Pepco under the PPAs at the time of the filing of Mirant's bankruptcy petition and the accounting treatment of these claims, see Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Relationship with Mirant Corporation included in Pepco Holdings' Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004.

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

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. For a discussion of the status of this agreement in the context of the Mirant bankruptcy, see Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Relationship with Mirant Corporation included in Pepco Holdings' Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004.

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

     The assets of PCI include a cross-border energy lease portfolio with a book value of approximately $1.2 billion at June 30, 2004. The U.S. House of Representatives recently passed legislation (HR4520), that would apply new passive loss limitation rules prospectively to, generally, any new leases (including cross-border leases) entered into after March 12, 2004 with tax indifferent parties (i.e., municipalities and tax exempt or governmental entities). cross-border leases are leases by a US taxpayer of property located in a foreign country. All of PCI's cross-border leases are with tax indifferent parties and were entered into prior to 2004. Therefore, the House's proposed legislation would not affect PCI's existing leases. Legislation was also passed by the U.S. Senate (S1637) on May 11, 2004, that may jeopardize the tax benefits received by leaseholders, including PCI, from existing cross-border leases. The Senate's legislation provides for new passive loss limitation rules that would generally be applied to, among other leases, currently existing cross-border lease agreements, including PCI's cross-border leases, for taxable years beginning after January 31, 2004. Enactment into law of the Senate bill in its current form could result in a material delay of the income tax benefits that PCI would receive in connection with PCI's cross-border leases and thereby adversely affect PHI's cash-flow, but would not have an impact on the total tax benefits to be received from PCI's cross-border leases. In accordance with Financial Accounting Standard 13, Accounting for Leases, PCI's book value of the leases would not be affected by enactment of the Senate bill because the total estimated net income from the leases would be unchanged. However, if another event were to result in a change to the total estimated net income from the leases, PCI would be required to adjust the book value of its leveraged leases in accordance with Financial Accounting Standard 13, which adjustment would take into account the effect of the delayed income tax benefits resulting from enactment of the Senate bill. The House and Senate are scheduled in the future to hold a conference to reconcile the differences in the two bills to determine the final legislation and, accordingly, the outcome of these legislative proposals is unknown at this time.

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

_____________________________________________________________________________

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

Transition Power Agreements

     For a discussion of the Transition Power Agreements between Pepco and Mirant and the amendment of these agreements in connection with the Mirant bankruptcy, see Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Relationship with Mirant Corporation included in Pepco's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004.

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

Pepco Pre-Petition Claims

     For a discussion of the claims that Pepco has filed against Mirant with respect to amounts owed by Mirant to Pepco under the PPAs at the time of the filing of Mirant's bankruptcy petition and the accounting treatment of these claims, see Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Relationship with Mirant Corporation included in Pepco's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004.

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

_____________________________________________________________________________

The SMECO Agreement

     As a term of the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a facility and capacity agreement with Southern Maryland Electric Cooperative, Inc. For a discussion of the status of this agreement in the context of the Mirant bankruptcy, see Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Relationship with Mirant Corporation included in Pepco's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004.

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

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, PHI has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004, and, based upon this evaluation, the chief executive officer and the chief financial officer have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to PHI and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC

_____________________________________________________________________________

under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

_____________________________________________________________________________

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

_____________________________________________________________________________

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

_____________________________________________________________________________

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

Exhibit No.	Registrant(s)	Description of Exhibit	Reference
3	PHI	Bylaws	Previously filed.
10.1	PHI	Conectiv Deferred Compensation Plan	Previously filed.
10.2	PHI Pepco DPL ACE

5-Year Credit Agreement, dated July 26, 2004, among Pepco Holdings, Inc., Potomac Electric Power Company, Delmarva Power & Light Company, Atlantic City Electric Company, the Lenders named therein, and Bank One N.A., as administrative agent

Previously filed.
12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.
12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.
12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.
12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
126 _____________________________________________________________________________

Exhibit No.	Registrant(s)	Description of Exhibit	Reference
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.9	ACE Funding	Rule 13a-14(d)/15d-14(d) Certificate of Chief Executive Officer	Filed herewith.
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.5	ACE Funding	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

127 _____________________________________________________________________________

Exhibit 12.1 Statements Re. Computation of Ratios

PEPCO HOLDINGS
	Six Months Ended	For the Year Ended December 31,
	June 30, 2004	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Income before extraordinary item (a)	$140.0	$211.1	$220.2	$192.3	$369.1	$256.7

Income tax expense	70.1	65.9	124.1	83.5	341.2	114.5

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense (b)	186.0	381.4	227.2	162.0	221.5	200.5
Other interest	10.1	21.7	21.0	23.8	23.6	23.8
Preferred dividend requirements of subsidiaries	1.5	13.9	20.6	14.2	14.7	17.1
Total fixed charges	197.6	417.0	268.8	200.0	259.8	241.4

Non-utility capitalized interest	-	(10.2)	(9.9)	(2.7)	(3.9)	(1.8)

Income before extraordinary item, income tax expense, and fixed charges	$407.7	$683.8	$603.2	$473.1	$966.2	$610.8

Total fixed charges, shown above	197.6	417.0	268.8	200.0	259.8	241.4
Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	.8	4.3	11.6	6.2	13.5	7.7

Fixed charges for ratio computation	$198.4	$421.3	$280.4	$206.2	$273.3	$249.1

Ratio of earnings to fixed charges	2.05	1.62	2.15	2.29	3.54	2.45
(a)	Excludes income and losses on equity investments.
(b)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.

128 _____________________________________________________________________________

Exhibit 12.2 Statements Re. Computation of Ratios
PEPCO
	Six Months Ended	For the Year Ended December 31,
	June 30, 2004	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Net income (a)	$ 35.6	$104.6	$141.2	$192.3	$369.1	$256.7

Income tax expense	25.0	69.1	79.9	83.5	341.2	114.5

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense (b)	40.9	81.4	112.2	162.0	221.5	200.5
Other interest	7.2	16.2	17.3	23.8	23.6	23.8
Preferred dividend requirements of a subsidiary trust	-	4.6	9.2	9.2	9.2	9.2
Total fixed charges	48.1	102.2	138.7	195.0	254.3	233.5

Non-utility capitalized interest	-	-	(.2)	(2.7)	(3.9)	(1.8)

Income before extraordinary item, income tax expense, and fixed charges	$108.7	$275.9	$359.6	$468.1	$960.7	$602.9

Ratio of earnings to fixed charges	2.26	2.70	2.59	2.40	3.78	2.58

Total fixed charges, shown above	48.1	102.2	138.7	195.0	254.3	233.5

Preferred dividend requirements, excluding mandatorily redeemable preferred securities subsequent to SFAS No. 150 implementation, adjusted to a pre-tax amount	1.4	5.5	7.8	7.2	10.6	11.4

Total Fixed Charges and Preferred Dividends	$ 49.5	$107.7	$146.5	$202.2	$264.9	$244.9

Ratio of earnings to fixed charges and preferred dividends	2.20	2.56	2.45	2.32	3.63	2.46
(a)	Excludes losses on equity investments.
(b)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.

129 _____________________________________________________________________________

Exhibit 12.3 Statements Re. Computation of Ratios
DELMARVA POWER & LIGHT COMPANY
	Six Months Ended	For the Year Ended December 31,
	June 30, 2004	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Net income	$42.3	$53.2	$ 49.7	$200.6	$141.8	$142.2

Income tax expense	29.7	36.4	33.7	139.9	81.5	95.3

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense (a)	17.1	37.2	44.1	68.5	77.1	77.8
Other interest	1.0	2.7	3.6	3.4	7.5	6.1
Preferred dividend requirements of a subsidiary trust	-	2.8	5.7	5.7	5.7	5.7
Total fixed charges	18.1	42.7	53.4	77.6	90.3	89.6

Income before extraordinary item, income tax expense, and fixed charges	$90.1	$132.3	$136.8	$418.1	$313.6	$327.1

Ratio of earnings to fixed charges	4.98	3.10	2.56	5.39	3.47	3.65

Total fixed charges, shown above	$18.1	$42.7	$ 53.4	$ 77.6	$ 90.3	$ 89.6

Preferred dividend requirements, adjusted to a pre-tax amount	.9	1.7	2.9	6.3	7.7	7.4

Total fixed charges and preferred dividends	$19.0	$44.4	$ 56.3	$ 83.9	$ 98.0	$ 97.0

Ratio of earnings to fixed charges and preferred dividends	4.74	2.98	2.43	4.98	3.20	3.37
(a)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.

130 _____________________________________________________________________________

Exhibit 12.4 Statements Re. Computation of Ratios
ATLANTIC CITY ELECTRIC COMPANY
	Six Months Ended	For the Year Ended December 31,
	June 30, 2004	2003	2002	2001	2000	1999
	(Dollar Amounts in Millions)
Income before extraordinary item	$33.1	$41.5	$ 28.2	$ 75.5	$ 54.4	$ 63.9

Income tax expense	23.2	27.3	16.3	46.7	36.7	49.3

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense (a)	31.9	63.7	55.6	62.2	76.2	60.6
Other interest	1.4	2.6	2.4	3.3	4.5	3.8
Preferred dividend requirements of subsidiary trusts	-	1.8	7.6	7.6	7.6	7.6
Total fixed charges	33.3	68.1	65.6	73.1	88.3	72.0

Income before extraordinary item, income tax expense and fixed charges	$89.6	$136.9	$110.1	$195.3	$179.4	$185.2

Ratio of earnings to fixed charges	2.69	2.01	1.68	2.67	2.03	2.57

Total fixed charges, shown above	$33.3	$ 68.1	$ 65.6	$ 73.1	$ 88.3	$ 72.0

Preferred dividend requirements adjusted to a pre-tax amount	.2	.5	1.1	2.7	3.6	3.8

Total fixed charges and preferred dividends	$33.5	$ 68.6	$ 66.7	$ 75.8	$ 91.9	$ 75.8

Ratio of earnings to fixed charges and preferred dividends	2.67	2.00	1.65	2.58	1.95	2.44
(a)	Includes distributions on mandatorily redeemable preferred securities subsequent to the July 1, 2003 implementation of SFAS No. 150.

131 _____________________________________________________________________________

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 11, 2005		D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer

132 _____________________________________________________________________________

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 11, 2005	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 11, 2005	D. R. WRAASE Dennis R. Wraase Chairman of the Board and Chief Executive Officer

134 _____________________________________________________________________________

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 11, 2005		JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

135 _____________________________________________________________________________

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 11, 2005		T. S. SHAW Thomas S. Shaw President and Chief Executive Officer

136 _____________________________________________________________________________

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 11, 2005		JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

137 _____________________________________________________________________________

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 11, 2005		W. J. SIM William J. Sim President and Chief Executive Officer

138 _____________________________________________________________________________

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: March 11, 2005		JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer

139 _____________________________________________________________________________

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

3.	To the best of my knowledge, the financial information required to be provided to the trustee under the governing documents of the issuer is included in these reports.
4.	To the best of my knowledge, Atlantic City Electric Company, the Servicer, has complied with its servicing obligations and minimum servicing standards.
Date: March 11, 2005	T. S. SHAW Thomas S. Shaw Chairman

140 _____________________________________________________________________________

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

March 11, 2005	D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer
March 11, 2005	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

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

141 _____________________________________________________________________________

Exhibit 32.2
Certificate of Chief Executive Officer and Chief Financial Officer of Potomac Electric Power Company (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q/A of Potomac Electric Power Company for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Potomac Electric Power Company.

March 11, 2005	D. R. WRAASE Dennis R. Wraase Chairman of the Board and Chief Executive Officer
March 11, 2005	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Potomac Electric Power Company and will be retained by Potomac Electric Power Company and furnished to the Securities and Exchange Commission or its staff upon request.

142 _____________________________________________________________________________

Exhibit 32.3
Certificate of Chief Executive Officer and Chief Financial Officer of Delmarva Power & Light Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q/A of Delmarva Power & Light Company for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Delmarva Power & Light Company.

March 11, 2005	T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
March 11, 2005	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Delmarva Power & Light Company and will be retained by Delmarva Power & Light Company and furnished to the Securities and Exchange Commission or its staff upon request.

143 _____________________________________________________________________________

Exhibit 32.4
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (pursuant to 18 U.S.C. Section 1350)

     I, William J. Sim, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q/A of Atlantic City Electric Company for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

March 11, 2005	W. J. SIM William J. Sim President and Chief Executive Officer
March 11, 2005	JOSEPH M. RIGBy Joseph M. Rigby Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Company and will be retained by Atlantic City Electric Company and furnished to the Securities and Exchange Commission or its staff upon request.

144 _____________________________________________________________________________

Exhibit 32.5
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Transition Funding, LLC (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, and I, James P. Lavin, certify that, to the best of my knowledge, the (i) Quarterly Report on Form 10-Q/A of Atlantic City Electric Transition Funding, LLC for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Transition Funding, LLC.

March 11, 2005	T. S. SHAW Thomas S. Shaw Chairman
March 11, 2005	JAMES P. LAVIN James P. Lavin Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Transition Funding, LLC and will be retained by Atlantic City Electric Transition Funding, LLC and furnished to the Securities and Exchange Commission or its staff upon request.

145 _____________________________________________________________________________

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
ACE FUNDING
None.

146 _____________________________________________________________________________

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2005

PEPCO HOLDINGS, INC. (PHI)
POTOMAC ELECTRIC POWER COMPANY (Pepco)
DELMARVA POWER & LIGHT COMPANY (DPL)
ATLANTIC CITY ELECTRIC COMPANY (ACE)
  (Registrants)

By    JOSEPH M. RIGBY
        Joseph M. Rigby
        Senior Vice President and
        Chief Financial Officer,
          PHI, Pepco and DPL
        Chief Financial Officer, ACE

March 11, 2005	ATLANTIC CITY ELECTRIC TRANSITION FUNDING LLC (Registrant) By JAMES P. LAVIN James P. Lavin Chief Financial Officer

147 _____________________________________________________________________________

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
12.1	PHI	Statements Re: Computation of Ratios
12.2	Pepco	Statements Re: Computation of Ratios
12.3	DPL	Statements Re: Computation of Ratios
12.4	ACE	Statements Re: Computation of Ratios
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.9	ACE Funding	Rule 13a-14(d)/15d-14(d) Certificate of Chief Executive Officer

INDEX TO EXHIBITS FURNISHED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.5	ACE Funding	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

148 _____________________________________________________________________________