Form 10-Q
period 2005-09-30
PEPCO HOLDINGS INC; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/; POTOMAC ELECTRIC POWER CO
filed 2005-11-03
CIK 1135971, 8192, 27879, 79732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005
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

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No       .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Pepco Holdings	Yes X No
Pepco	Yes No X
DPL	Yes No X
ACE	Yes No X
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X .

     DPL and ACE meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at September 30, 2005
Pepco Holdings	189,512,259 ($.01 par value)
Pepco	100 ($.01 par value) (a)
DPL	1,000 ($2.25 par value) (b)
ACE	8,546,017 ($3 par value) (b)
(a)	All voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv, a wholly owned subsidiary of Pepco Holdings.

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
2005 Supply Agreement

Supply agreement between DPL and Conectiv Energy that commenced on January 1, 2005 and expires in May 2006, pursuant to which DPL currently obtains all of the energy and capacity needed to fulfill its Default Service obligations in Virginia

ABO	Accumulated benefit obligation
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
ACE NUGs	ACE Non-Utility Generation contracts
ACO	Administrative Consent Order
ADITC	Accumulated deferred investment tax credits
Akridge	John Akridge Development Company
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
APB	Accounting Principles Board
APB No. 25	Accounting Principles Board Opinion No. 25, entitled "Accounting for Stock Issued to Employees"
APCA	New Jersey Air Pollution Control Act
Amended Reorganization Plan	Mirant's First Amended Plan of Reorganization and First Amended Disclosure Statement filed with the Bankruptcy Court in March 2005
Asset Purchase and Sale Agreement	Asset Purchase and Sale Agreement, dated as of June 7, 2000 and subsequently amended, between Pepco and Mirant relating to the sale of Pepco's generation assets
Assignment Agreement

Asset Purchase and Sale Agreement's Assignment and Assumption Agreement, pursuant to which each of the Mirant entities assumed and agreed to discharge certain liabilities and obligations of Pepco as defined in the Asset Purchase and Sale Agreement

Bankruptcy Court	Bankruptcy Court for the Northern District of Texas
Bankruptcy Funds	$13.25 million of funds to be paid by the debtors for remediation of the Metal Bank/Cottman Avenue site pursuant to the Bankruptcy Settlement
Bankruptcy Settlement

A settlement in the bankruptcy court among the debtors (two of the potentially liable owner/operator entities), the United States and the Utility PRPs, involving environmental remediation of the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania

BGS	Basic Generation Service (the supply of electricity by ACE to retail customers in New Jersey who have not elected to purchase electricity from a competitive supplier)
CAA	Federal Clean Air Act
Competitive Energy Business	Consists of the business operations of Conectiv Energy and Pepco Energy Services
Conectiv	A wholly owned subsidiary of PHI which is a PUHCA holding company and the parent of DPL and ACE
Conectiv Energy	Conectiv Energy Holding Company and its subsidiaries
Court of Appeals	U.S. Court of Appeals for the Fifth Circuit
Creditor's Committee	The Official Committee of Unsecured Creditors of Mirant Corporation
D.C.	District of Columbia
DCPSC	District of Columbia Public Service Commission
i __________________________________________________________________________________

Term	Definition
DE Merger Settlement Agreement	April 16, 2002 settlement agreement in Delaware relating to the merger of Pepco and Conectiv
Debentures	Junior Subordinated Debentures
Default Service (DS)	The supply of electricity by DPL to retail customers in Virginia who have not elected to purchase electricity from a competitive supplier
Default Electricity Supply

The supply of electricity within PHI's service territories at regulated rates to retail customers who do not elect to purchase electricity from a competitive supplier, and which, depending on the jurisdiction, is also known as Default Service, SOS, BGS, or POLR service

Default Supply Revenue	The generic term for revenue received for Default Electricity Supply
DESC	Deferred electric service costs
District Court	U.S. District Court for the Northern District of Texas
District of Columbia OPC	Office of the People's Counsel of the District of Columbia
DPL	Delmarva Power & Light Company
DPSC	Delaware Public Service Commission
EDECA	New Jersey Electric Discount and Energy Competition Act
EDIT	Excess deferred income tax
EITF 04-13	Emerging Issues Task Force Issue 04-13, entitled "Accounting for Purchases and Sales of Inventory with the Same Counterparty"
EPA	Environmental Protection Agency
ERISA	Employment Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 45	FASB Interpretation No. 45, entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"
FIN 46R	FASB Interpretation No. 46 (revised December 2003), entitled "Consolidation of Variable Interest Entities"
FIN 47	FASB Interpretation No. 47, entitled "Accounting for Conditional Asset Retirement Obligations"
FirstEnergy	FirstEnergy Corp., formerly Ohio Edison
FirstEnergy PPA	PPAs between Pepco and FirstEnergy Corp. and Allegheny Energy, Inc.
Full Requirements Load Service	Delivery by the Competitive Energy business of Default Electricity Supply load requirements to utilities based on actual customer consumption
GAAP	Generally accepted accounting principles in the United States of America
GCR	Gas Cost Rate
GPC	Generation procurement credit
Gwh	Gigawatt hour
HPS	Hourly Priced Service
IRS	Internal Revenue Service
Kwh	Kilowatt hour
LEAC Liability	Deferred energy cost liability related to ACE's Levelized Energy Adjustment Clause
LTIP	Long-Term Incentive Plan
Maryland OPC	Office of the People's Counsel of Maryland
MDE	Maryland Department of the Environment

ii __________________________________________________________________________________

Term	Definition
MGP	Manufactured gas plant
Mirant	Mirant Corporation (formerly Southern Energy, Inc.) and certain of its subsidiaries
Mirant Pre-Petition Obligations	Unpaid obligations of Mirant to Pepco existing at the time of filing of Mirant's bankruptcy petition consisting primarily of payments due Pepco in respect of the PPA-Related Obligations
MPSC	Maryland Public Service Commission
MTC	Market transition charge
MTM	Marked-to-market
NERC	North American Electric Reliability Council
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NJ Superior Court	Appellate Division of the Superior Court of New Jersey
NOPR	IRS's Notice of proposed rulemaking
Notice

IRS Notice 2005-13 informing taxpayers that the IRS intends to challenge on various grounds the purported tax benefits claimed by taxpayers entering into certain sale-leaseback transactions with tax-indifferent parties, including those entered into on or prior to March 12, 2004

NOx	Nitrogen oxide
NSR	New Source Review requirements under environmental laws
NUG	Non-utility generator
OCI	Other Comprehensive Income
Original Reorganization Plan	Mirant's Plan of Reorganization and Disclosure Statement filed with the Bankruptcy Court in January 2005
OPC	Office of the People's Counsel
Other energy commodity activities	The competitive energy segments' commodity risk management and other energy market activities
Panda	Panda-Brandywine, L.P.
Panda PPA	PPA between Pepco and Panda
PCI	Potomac Capital Investment Corporation and its subsidiaries
Pepco	Potomac Electric Power Company
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
Pepco Holdings or PHI	Pepco Holdings, Inc.
Pepco TPA Claim	Pepco's $105 million allowed, pre-petition general unsecured claim against Mirant
PJM	PJM Interconnection, LLC
PJM OATT	Open Access Transmission Tariff of PJM
POLR	Provider of Last Resort service (the supply of electricity by DPL before May 1, 2006 to retail customers in Delaware who have not elected to purchase electricity from a competitive supplier)
Power Delivery	PHI's Power Delivery Businesses
PPA	Power Purchase Agreement
PPA-Related Obligations	Mirant's obligations to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy PPA and the Panda PPA
PRP	Potentially responsible party re EPA site cleanup
PUHCA	Public Utility Holding Company Act of 1935
RARC	Regulatory Asset Recovery Charge
RARM	Reasonable Allowance for Retail Margin
iii __________________________________________________________________________________

Term	Definition
Revenue Ruling	IRS Revenue Ruling 2005-53, issued August 2, 2005
RI/FS	Remedial Investigation/Feasibility Study
SAB 107	SEC Staff Accounting Bulletin regarding SFAS No. 123R
SEC	Securities and Exchange Commission
Second Motion to Reject	Mirant's January 2005 motion in the Bankruptcy Court seeking to reject certain of its ongoing obligations under the Asset Purchase and Sale Agreement, including the PPA-Related Obligations
Settlement Agreement	Amended Settlement Agreement and Release, dated as of October 24, 2003 between Pepco and Mirant
SFAS	Statement of Financial Accounting Standards
SFAS No. 13	Statement of Financial Accounting Standards No. 13, entitled "Accounting for Leases"
SFAS No. 123	Statement of Financial Accounting Standards No. 123, entitled "Accounting for Stock-Based Compensation"
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R (Revised 2004) entitled "Share-Based Payment"
SFAS No. 131	Statement of Financial Accounting Standards No. 131, entitled "Disclosures About Segments of an Enterprise and Related Information"
SFAS No. 133	Statement of Financial Accounting Standards No. 133, entitled "Accounting for Derivative Instruments and Hedging Activities"
SFAS No. 143	Statement of Financial Accounting Standards No. 143, entitled "Accounting for Asset Retirement Obligations"
SFAS No. 148	Statement of Financial Accounting Standards No. 148, entitled "Accounting For Stock-Based Compensation - Transition and Disclosure"
SFAS No. 150	Statement of Financial Accounting Standards No. 150, entitled "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"
SFAS No. 154	Statement of Financial Accounting Standards No. 154, entitled "Accounting Changes and Error Corrections"
SMECO	Southern Maryland Electric Cooperative, Inc.
SMECO Agreement	Capacity purchase agreement between Pepco and SMECO
SO2	Sulfur dioxide
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

TBC	Transition bond charge
T&D	Transmission and distribution
TPAs	Transition Power Agreements for Maryland and the District of Columbia between Pepco and Mirant
Transition Bonds	Transition bonds issued by ACE Funding
iv __________________________________________________________________________________

Term	Definition
Treasury lock	A hedging transaction that allows a company to "lock-in" a specific interest rate corresponding to the rate of a designated Treasury bond for a determined period of time
Utility PRPs	A group of utility PRPs, including Pepco, involved in the Bankruptcy Settlement
VaR	Value at Risk
VSCC	Virginia State Corporation Commission
VRDB	Variable Rate Demand Bonds
Wires Charges Proceeding	VSCC proceeding addressing "Proposed Rules Governing Exemptions to Minimum Stay Requirements and Wires Charges"

v __________________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.

__________________________________________________________________________________

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.
	Registrants
Item	Pepco Holdings	Pepco*	DPL*	ACE
Unaudited Consolidated Statements of Earnings	3	44	67	82
Unaudited Consolidated Statements of Comprehensive Earnings	4	N/A	N/A	N/A
Unaudited Consolidated Balance Sheets	5	45	68	83
Unaudited Consolidated Statements of Cash Flows	7	47	70	85
Notes to Unaudited Consolidated Financial Statements	8	48	71	86

* Pepco and DPL have no subsidiaries to consolidate and therefore their unaudited financial statements are not consolidated.

1 __________________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.

2 __________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Millions, except earnings per share)
Operating Revenues
Power Delivery	$1,503.4	$1,314.0	$3,582.3	$3,426.7
Competitive Energy	967.9	710.9	2,364.7	2,007.3
Other	17.4	21.6	58.6	68.1
Total Operating Revenues	2,488.7	2,046.5	6,005.6	5,502.1

Operating Expenses
Fuel and purchased energy	1,539.7	1,197.3	3,635.2	3,220.4
Other services cost of sales	169.7	155.6	522.8	483.8
Other operation and maintenance	207.4	192.5	586.7	575.2
Depreciation and amortization	109.1	113.7	316.6	335.9
Other taxes	98.2	91.3	256.3	227.5
Deferred electric service costs	63.1	18.7	63.9	27.7
Impairment loss	3.3	-	3.3	-
Gain on sale of assets	(72.3)	(2.1)	(76.6)	(28.9)
Total Operating Expenses	2,118.2	1,767.0	5,308.2	4,841.6

Operating Income	370.5	279.5	697.4	660.5

Other Income (Expenses)
Interest and dividend income	4.2	1.2	7.9	8.0
Interest expense	(85.2)	(104.5)	(252.7)	(289.2)
(Loss) income from equity investments	(.2)	1.6	(3.2)	14.4
Impairment loss on equity investments	-	-	-	(11.2)
Other income	11.5	6.8	40.9	17.2
Other expenses	(1.9)	(1.4)	(5.3)	(3.3)
Total Other Expenses, Net	(71.6)	(96.3)	(212.4)	(264.1)

Preferred Stock Dividend Requirements of Subsidiaries	.6	.7	1.9	2.2

Income Before Income Tax Expense	298.3	182.5	483.1	394.2

Income Tax Expense	128.2	71.5	202.5	141.6

Income Before Extraordinary Item	170.1	111.0	280.6	252.6

Extraordinary Item (net of tax of $6.2 million)	-	-	9.0	-

Net Income	170.1	111.0	289.6	252.6

Retained Earnings at Beginning of Period	888.9	836.7	863.7	781.0

Dividends on Common Stock	(47.2)	(43.1)	(141.5)	(129.0)

Retained Earnings at End of Period	$1,011.8	$904.6	$1,011.8	$904.6

Share Information
Basic weighted average shares outstanding	189.2	175.2	188.8	173.1
Diluted weighted average shares outstanding	189.3	175.2	188.9	173.1
Basic and Diluted earnings per share of common stock:
Before extraordinary item	$.90	$.64	$1.48	$1.46
Extraordinary item	-	-	.05	-
Total	$.90	$.64	$1.53	$1.46

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

3 __________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Millions of Dollars)

Net income	$170.1	$111.0	$289.6	$252.6

Other comprehensive earnings, net of income taxes

Unrealized net gains/(losses) on commodity derivatives designated as cash flow hedges:
Unrealized net holding gains/(losses) arising during period	125.2	(.9)	155.8	(7.2)
Less: reclassification adjustment for net gains/(losses) included in net earnings	27.7	(1.0)	40.8	1.2
Net unrealized gains/(losses) on commodity derivatives	97.5	.1	115.0	(8.4)

Realized gain on Treasury lock	2.9	2.9	8.8	8.8

Unrealized net gains/(losses) on interest rate swap agreements designated as cash flow hedges:
Unrealized net holding gains/(losses) arising during period	.4	(.2)	1.5	(4.5)
Less: reclassification adjustment for net gains/(losses) included in net earnings	.2	(6.7)	1.0	(9.4)
Net unrealized gains on interest rate swaps	.2	6.5	.5	4.9

Unrealized net gains/(losses) on marketable securities:
Unrealized net holding gains/(losses) arising during period	-	.1	-	(3.5)
Less: reclassification adjustment for net gains included in net earnings	-	-	-	.8
Net unrealized gains/(losses) on marketable securities	-	.1	-	(4.3)

Other comprehensive earnings, before income taxes	100.6	9.6	124.3	1.0

Income tax expense	39.8	3.1	48.9	.2

Other comprehensive earnings, net of income taxes	60.8	6.5	75.4	.8

Comprehensive earnings	$230.9	$117.5	$365.0	$253.4

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

4 __________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30,	December 31,
ASSETS	2005	2004
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$249.7	$29.6
Restricted cash	30.6	42.0
Accounts receivable, less allowance for uncollectible accounts of $42.9 million and $43.7 million, respectively	1,389.0	1,126.9
Fuel, materials and supplies - at average cost	291.5	268.4
Unrealized gains - derivative contracts	200.0	90.3
Prepaid expenses and other	135.1	119.6
Total Current Assets	2,295.9	1,676.8

INVESTMENTS AND OTHER ASSETS
Goodwill	1,428.0	1,430.5
Regulatory assets	1,205.9	1,335.4
Investment in finance leases held in trust	1,277.9	1,218.7
Prepaid pension expense	153.1	165.7
Other	579.9	466.1
Total Investments and Other Assets	4,644.8	4,616.4

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	11,292.3	11,045.2
Accumulated depreciation	(4,009.8)	(3,957.2)
Net Property, Plant and Equipment	7,282.5	7,088.0

TOTAL ASSETS	$14,223.2	$13,381.2

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

5 __________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2005	2004
	(Millions of dollars, except shares)

CURRENT LIABILITIES
Short-term debt	$652.8	$836.0
Accounts payable and accrued liabilities	950.6	663.5
Capital lease obligations due within one year	5.1	4.9
Taxes accrued	230.3	59.8
Interest accrued	66.1	90.1
Other	398.9	320.3
Total Current Liabilities	2,303.8	1,974.6

DEFERRED CREDITS
Regulatory liabilities	533.1	391.9
Income taxes	2,053.0	1,981.8
Investment tax credits	52.2	55.7
Other post-retirement benefit obligation	287.6	279.5
Other	304.3	203.7
Total Deferred Credits	3,230.2	2,912.6

LONG-TERM LIABILITIES
Long-term debt	4,322.9	4,362.1
Transition Bonds issued by ACE Funding	503.2	523.3
Long-term project funding	72.4	65.3
Capital lease obligations	119.2	122.1
Total Long-Term Liabilities	5,017.7	5,072.8

COMMITMENTS AND CONTINGENCIES (NOTE 4)

PREFERRED STOCK OF SUBSIDIARIES
Serial preferred stock	27.0	27.0
Redeemable serial preferred stock	27.9	27.9
Total Preferred Stock of Subsidiaries	54.9	54.9

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, 189,512,259 shares and 188,327,510 shares outstanding, respectively	1.9	1.9
Premium on stock and other capital contributions	2,593.0	2,566.2
Capital stock expense	(13.5)	(13.5)
Accumulated other comprehensive income (loss)	23.4	(52.0)
Retained earnings	1,011.8	863.7
Total Shareholders' Equity	3,616.6	3,366.3

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,223.2	$13,381.2

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

6 __________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2005	2004
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$289.6	$252.6
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	(15.2)	-
Depreciation and amortization	316.6	335.9
Gain on sale of assets	(76.6)	(28.9)
Gain on sale of other investment	(8.0)	-
Impairment loss	3.3	11.2
Regulatory assets, net	64.7	9.7
Rents received from leveraged leases under income earned	(59.3)	(59.8)
Deferred income tax expense	13.6	97.3
Changes in:
Accounts receivable	(228.3)	(195.2)
Accounts payable and accrued liabilities	374.3	70.0
Interest and taxes accrued	160.2	(49.2)
Other changes in working capital	(63.0)	2.9
Net other operating activities	37.4	(6.4)
Net Cash From Operating Activities	809.3	440.1

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(341.4)	(357.0)
Bond proceeds held by trustee	-	(31.5)
Proceeds from sale of assets	83.1	42.0
Proceeds from the sale of other investments	23.8	15.1
Purchase of marketable securities	-	(33.9)
Proceeds from sales of marketable securities	-	53.3
Net other investing activities	11.9	(10.9)
Net Cash Used By Investing Activities	(222.6)	(322.9)

FINANCING ACTIVITIES
Dividends paid on common stock	(141.5)	(129.0)
Dividends paid on preferred stock	(1.9)	(2.2)
Common stock issued	-	287.8
Common stock issued for the Dividend Reinvestment Plan	20.7	22.1
Redemption of preferred stock	-	(6.6)
Redemption of debentures issued to financing trust	-	(95.0)
Issuances of long-term debt	533.3	449.7
Reacquisition of long-term debt	(656.3)	(820.7)
(Reacquisitions) issuances of short-term debt, net	(111.3)	171.5
Cost of issuances and financings	(6.6)	(25.1)
Net other financing activities	(3.0)	(3.6)
Net Cash Used By Financing Activities	(366.6)	(151.1)

Net Increase (Decrease) in Cash and Cash Equivalents	220.1	(33.9)
Cash and Cash Equivalents at Beginning of Period	29.6	90.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$249.7	$56.7

NON CASH ACTIVITIES
Excess accumulated depreciation transferred to regulatory liabilities	$131.0	$-
The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

7 __________________________________________________________________________________

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

     PHI Service Company, a subsidiary service company of PHI, provides a variety of support services, including legal, accounting, tax, financial reporting, treasury, purchasing and information technology services to Pepco Holdings and its operating subsidiaries. These services are provided pursuant to a service agreement among PHI, PHI Service Company, and the participating operating subsidiaries that has been filed with, and approved by, the SEC under PUHCA. The expenses of the service company are charged to PHI and the participating operating subsidiaries in accordance with costing methodologies set forth in the service agreement.

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

8 ____________________________________________________________________________________
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
The rates each company is permitted to charge for the wholesale transmission of electricity are regulated by the Federal Energy Regulatory Commission (FERC).
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

Other Business Operations

     Over the last several years, PHI has discontinued its investments in non-energy related businesses, including the sale of its aircraft portfolio and the sale of its 50% interest in Starpower Communications LLC (Starpower). These activities previously had been conducted through Potomac Capital Investment Corporation (PCI) and Pepco Communications, LLC, respectively. PCI's current activities are limited to the management of a portfolio of cross-border energy sale-leaseback transactions, with a book value at September 30, 2005 of approximately $1.2 billion. PCI does not plan on making new investments, and will focus on maintaining the earnings stream from its energy leveraged leases. These remaining operations constitute a single operating segment entitled "Other Non-Regulated" for financial reporting purposes.

(2) ACCOUNTING POLICIES, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation
Pepco Holdings' unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to
9 ____________________________________________________________________________________

the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in PHI's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of PHI's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to fairly state Pepco Holdings' financial condition as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005, and its cash flows for the nine months ended September 30, 2005 in accordance with GAAP. Interim results for the three and nine months ended September 30, 2005 may not be indicative of PHI's results that will be realized for the full year ending December 31, 2005, since its Power Delivery subsidiaries' sales of electric energy and natural gas are seasonal. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

FIN 45

     As of September 30, 2005, Pepco Holdings did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as liabilities on its consolidated balance sheets.

FIN 46R

     Subsidiaries of Pepco Holdings have power purchase agreements (PPAs) with a number of entities including three ACE Non-Utility Generation contracts (ACE NUGs) and an agreement of Pepco (Panda PPA) with Panda-Brandywine, L.P. (Panda). Due to a variable element in the pricing structure of the ACE NUGs and the Panda PPA, the Pepco Holdings' subsidiaries potentially assume the variability in the operations of the plants of these entities and therefore have a variable interest in the counterparties to these PPAs. As required by FIN 46R, Pepco Holdings continued to conduct exhaustive efforts to obtain information from these four entities, but was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether these four entities were variable interest entities or if Pepco Holdings' subsidiaries were the primary beneficiary. As a result, Pepco Holdings has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information.

     Net purchase activities with the counterparties to the ACE NUGs and the Panda PPA in the quarters ended September 30, 2005 and 2004, were approximately $117 million and $89 million, respectively, of which approximately $107 million and $82 million, respectively, related to power purchase agreements under the ACE NUGs and the Panda PPA. Net purchase activities with the counterparties to the ACE NUGs and the Panda PPA in the nine months ended September 30, 2005 and 2004, were approximately $310 million and $258 million, respectively, of which approximately $284 million and $236 million, respectively, related to power purchases under the ACE NUGs and the Panda PPA. Pepco Holdings' exposure to loss under the agreement with Panda entered into in 1991, pursuant to which Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021, is discussed in Note (4), Commitments and Contingencies, under "Relationship with Mirant Corporation." Pepco Holdings does not have loss exposure under the ACE NUGs because cost recovery will be achieved from ACE's customers through regulated rates.

10 ____________________________________________________________________________________
Components of Net Periodic Benefit Cost
The following Pepco Holdings' information is for the three months ended September 30, 2005 and 2004.
	Pension Benefits		Other Post-Retirement Benefits
	2005	2004	2005	2004
	(In Millions)
Service cost	$9.4	$9.0	$2.2	$2.1
Interest cost	24.1	23.7	8.4	8.7
Expected return on plan assets	(31.3)	(31.1)	(2.8)	(2.4)
Amortization of prior service cost	.2	.3	(1.0)	(.5)
Amortization of net loss	3.1	1.6	3.0	2.8
Net periodic benefit cost	$5.5	$3.5	$9.8	$10.7

The following Pepco Holdings' information is for the nine months ended September 30, 2005 and 2004.
	Pension Benefits		Other Post-Retirement Benefits
	2005	2004	2005	2004
	(In Millions)
Service cost	$28.4	$27.0	$6.4	$6.4
Interest cost	72.0	71.0	25.2	26.6
Expected return on plan assets	(94.1)	(93.2)	(8.2)	(7.5)
Amortization of prior service cost	.8	.8	(2.9)	(1.3)
Amortization of net loss	8.3	4.9	8.9	8.5
Net periodic benefit cost	$15.4	$10.5	$29.4	$32.7

Pension

     The 2005 pension net periodic benefit cost for the three months ended September 30, of $5.5 million includes $3.0 million for Pepco, $2.0 million for ACE, and $(2.1) million for DPL. The 2005 pension net periodic benefit cost for the nine months ended September 30, of $15.4 million includes $8.1 million for Pepco, $6.1 million for ACE, and $(6.0) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The 2004 pension net periodic benefit cost for the three months ended September 30, of $3.5 million includes $1.9 million for Pepco, $1.8 million for ACE, and $(2.2) million for DPL. The 2004 pension net periodic benefit cost for the nine months ended September 30, of $10.5 million includes $5.6 million for Pepco, $5.3 million for ACE, and $(6.5) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

11 ____________________________________________________________________________________
The three and nine months ended September 30, 2005 pension net periodic benefit cost reflects a reduction in the expected return on assets assumption from 8.75% to 8.50% effective January 1, 2005.
Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2004 and 2003, PHI made discretionary tax-deductible cash contributions to the plan of $10 million and $50 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. As of September 30, 2005, no contributions have been made. The potential discretionary funding of the pension plan in 2005 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Post-Retirement Benefits

     The 2005 other post-retirement net periodic benefit cost for the three months ended September 30, of $9.8 million includes $4.5 million for Pepco, $2.2 million for ACE, and $1.5 million for DPL. The 2005 other post-retirement net periodic benefit cost for the nine months ended September 30, of $29.4 million includes $13.5 million for Pepco, $6.5 million for ACE, and $4.5 million for DPL. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries. The 2004 other post-retirement net periodic benefit cost for the three months ended September 30, of $10.7 million includes $3.5 million for Pepco, $2.9 million for ACE, and $2.5 million for DPL. The 2004 other post-retirement net periodic benefit cost for the nine months ended September 30, of $32.7 million includes $12.5 million for Pepco, $7.8 million for ACE, and $7.1 million for DPL. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries.

     The three and nine months ended September 30, 2005 other post-retirement net periodic benefit cost reflects a reduction in the expected return on assets assumption from 8.75% to 8.50% effective January 1, 2005.

Stock-Based Compensation

     The objective of Pepco Holdings' Long-Term Incentive Plan (the LTIP) is to increase shareholder value by providing a long-term incentive to reward officers, key employees, and directors of Pepco Holdings and its subsidiaries and to increase the ownership of Pepco Holdings' common stock by such individuals. Any officer or key employee of Pepco Holdings or its subsidiaries may be designated by PHI's Board of Directors as a participant in the LTIP. Under the LTIP, awards to officers and key employees may be in the form of restricted stock, options, performance units, stock appreciation rights, or dividend equivalents. No awards were granted during the nine months ended September 30, 2005.

     Pepco Holdings recognizes compensation costs for the LTIP based on the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended by FASB Statement

12 ____________________________________________________________________________________

No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the following table illustrates what the effect on net income and basic and diluted earnings per share would have been if Pepco Holdings had applied the fair value based method of expense recognition and measurement provisions of SFAS No. 123 to stock-based employee compensation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Millions, except Per Share Data)
Net Income, as reported	$170.1	$111.0	$289.6	$252.6
Add: Total stock-based employee compensation cost (net of related tax effect of $.3 million for each of the three-month periods and $1.3 million and $1.0 million for the nine months ended September 30, 2005 and 2004, respectively) included in net income	.4	.5	1.9	1.9
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards (net of related tax effect of $.3 million and $.4 million for the three months ended September 30, 2005 and 2004, respectively, and $1.4 million and $1.5 million for the nine months ended September 30, 2005 and 2004, respectively)	(.5)	(.8)	(2.1)	(2.8)
Pro forma net income	$170.0	$110.7	$289.4	$251.7

Basic average common shares outstanding	189.2	175.2	188.8	173.1
Diluted average common shares outstanding	189.3	175.2	188.9	173.1
Basic and Diluted earnings per share, as reported	$.90	$.64	$1.53	$1.46
Pro forma Basic and Diluted earnings per share	$.90	$.63	$1.53	$1.46

Debt
In July 2005, ACE retired at maturity $20.3 million of medium-term notes with a weighted average interest rate of 6.37%.
In July 2005, ACE Funding made principal payments of $4.5 million on Series 2002-1 Bonds, Class A-1 and $1.6 million on Series 2003-1 Bonds, Class A-1 with a weighted average interest rate of 2.89%.
In August 2005, ACE retired at maturity $7.8 million of medium-term notes with a weighted average interest rate of 6.34%.
In August 2005, PCI retired at maturity $19 million of 6.47% medium-term notes.

     In September 2005, Pepco retired at maturity $100 million of 6.50% first mortgage bonds, and redeemed prior to maturity $75 million of 7.375% first mortgage bonds due 2025. Proceeds from the June issuance of $175 million of 5.40% senior secured notes were used to fund these payments.

13 ____________________________________________________________________________________
Effective Tax Rate

     PHI's effective tax rate for the three months ended September 30, 2005 was 43% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory tax rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities for prior tax years subject to audit (which is the primary reason for the higher effective rate as compared to the three months ended September 30, 2004) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits and tax benefits related to certain leveraged leases.

     PHI's effective tax rate for the three months ended September 30, 2004 was 39% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory tax rate were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits and tax benefits related to certain leveraged leases.

     PHI's effective tax rate for the nine months ended September 30, 2005 was 42% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory tax rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities for prior tax years subject to audit (which is the primary reason for the higher effective rate as compared to the nine months ended September 30, 2004) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits and tax benefits related to certain leveraged leases.

     PHI's effective tax rate for the nine months ended September 30, 2004 was 36% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory tax rate were state income taxes (net of federal benefit, including the benefit associated with the retroactive adjustment for the issuance of final consolidated tax return regulations by a local taxing authority), the flow-through of deferred investment tax credits and tax benefits related to certain leveraged leases, partially offset by the flow-through of certain book tax depreciation differences.

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

14 ____________________________________________________________________________________

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

SAB 107 and SFAS No. 123R

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) which provides implementation guidance on the interaction between FASB Statement No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R) and certain SEC rules and regulations, as well as guidance on the valuation of share-based payment arrangements for public companies.

     In April 2005, the SEC adopted a rule delaying the effective date of SFAS No. 123R for public companies. Under the rule, most registrants must comply with SFAS No. 123R beginning with the first interim or annual reporting period of their first fiscal year beginning after June 15, 2005 (i.e., the year ended December 31, 2006 for Pepco Holdings). Pepco Holdings is in the process of completing its evaluation of the impact of SFAS No. 123R and does not anticipate that its implementation or SAB 107 will have a material effect on Pepco Holdings' overall financial condition or results of operations.

FIN 47

     In March 2005, the FASB published FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that FASB Statement No. 143, "Accounting for Asset Retirement Obligations," applies to conditional asset retirement obligations and requires that the fair value of a reasonably estimable conditional asset retirement obligation be recognized as part of the carrying amounts of the asset. FIN 47 is effective no later than the end of the first fiscal year ending after December 15, 2005 (i.e., December 31, 2005 for Pepco Holdings).  Pepco Holdings is in the process of evaluating the anticipated impact that the implementation of FIN 47 will have on its overall financial condition or results of operations.

EITF 04-13

     In September 2005, the FASB ratified EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13). The Issue addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of APB Opinion 29. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006 (April 1, 2006 for Pepco Holdings). EITF 04-13 may not impact Pepco Holdings' net income or overall financial condition but rather may result in certain revenues and costs, including wholesale revenues and purchased power expenses, being presented on a net basis. Pepco Holdings is in the process of evaluating the impact of EITF 04-13 on the income statement presentation of purchases and sales covered by the Issue.

15 ____________________________________________________________________________________
(3) SEGMENT INFORMATION

     Based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," Pepco Holdings' management has identified its operating segments at September 30, 2005 as Power Delivery, Conectiv Energy, Pepco Energy Services, and Other Non-Regulated. Intercompany (intersegment) revenues and expenses are not eliminated in the segment columns for purposes of presenting segment financial results. These intercompany eliminations are shown in the "Corp. & Other" column which reconciles the cumulative segment results and the PHI consolidated results. Segment financial information for the three and nine months ended September 30, 2005 and 2004, in millions of dollars, is as follows.

	For the Three Months Ended September 30, 2005
			Competitive Energy Segments
	Power Delivery		Conectiv Energy		Pepco Energy Services	Other Non-Regulated	(a) Corp. & Other	PHI Cons.
Operating Revenue	$1,503.4		$820.0	(b)	$429.1	$20.8	$(284.6)	$2,488.7
Operating Expense	1,214.7	(b)	770.0		414.7	1.4	(282.6)	2,118.2
Operating Income (Loss)	288.7		50.0		14.4	19.4	(2.0)	370.5
Interest and Dividend Income	3.4		8.4		.8	29.3	(37.7)	4.2
Interest Expense	44.3		15.2		2.7	38.9	(15.9)	85.2
Income Tax Expense (Benefit)	111.6	(c)	19.4		4.6	1.6	(9.0)	128.2
Net Income (Loss)	$139.8	(d)	$28.7		$8.3	$8.1	$(14.8)	$170.1
Total Assets	$8,830.6		$2,224.9		$643.3	$1,390.4	$1,134.0	$14,223.2
Construction Expenditures	$115.5		$2.7		$3.1	$-	$1.9	$123.2

(a)

Includes inter-segment eliminations and unallocated Pepco Holdings' (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002. The "total assets" line of this column includes Pepco Holdings' goodwill balance.

(b)	Power Delivery purchased electric energy, electric capacity and natural gas from Conectiv Energy in the amount of $192.7 million for the three months ended September 30, 2005.
(c)	Includes $8.3 million in income tax expense related to IRS Revenue Ruling 2005-53.
(d)	Includes after-tax gain of $40.7 million from sale of non-utility land owned by Pepco at Buzzard Point.

	For the Three Months Ended September 30, 2004
			Competitive Energy Segments
	Power Delivery		Conectiv Energy		Pepco Energy Services	Other Non-Regulated	(a) Corp. & Other	PHI Cons.
Operating Revenue	$1,314.0		$648.9	(b)	$301.4	$21.6	$(239.4)	$2,046.5
Operating Expense	1,118.0	(b)	596.8		297.2	.1	(245.1)	1,767.0
Operating Income	196.0		52.1		4.2	21.5	5.7	279.5
Interest and Dividend Income	.5		1.8		.2	14.0	(15.3)	1.2
Interest Expense	41.9		21.3		2.9	24.8	13.6	104.5
Income Tax Expense (Benefit)	63.0		13.1		1.0	1.3	(6.9)	71.5
Net Income (Loss)	$95.4		$19.8		$1.4	$9.5	$(15.1)	$111.0
Total Assets	$8,548.3		$1,956.4		$558.3	$1,379.9	$1,085.8	$13,528.7
Construction Expenditures	$118.2		$2.3		$2.5	$-	$.8	$123.8

(a)

Includes inter-segment eliminations and unallocated Pepco Holdings' (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002. The "total assets" line of this column includes Pepco Holdings' goodwill balance.

(b)						Power Delivery purchased electric energy, electric capacity and natural gas from Conectiv Energy in the amount of $158.7 million for the three months ended September 30, 2004.

16 ____________________________________________________________________________________

	For the Nine Months Ended September 30, 2005
			Competitive Energy Segments
	Power Delivery		Conectiv Energy		Pepco Energy Services	Other Non-Regulated	(a) Corp. & Other	PHI Cons.
Operating Revenue	$3,582.3		$1,913.6	(b)	$1,101.9	$61.8	$(654.0)	$6,005.6
Operating Expense	3,061.0	(b)	1,821.4		1,069.7	3.6	(647.5)	5,308.2
Operating Income (Loss)	521.3		92.2		32.2	58.2	(6.5)	697.4
Interest and Dividend Income	5.9		23.1		1.5	75.2	(97.8)	7.9
Interest Expense	129.6		43.5		4.4	103.3	(28.1)	252.7
Income Tax Expense (Benefit)	180.2	(c)	32.2		11.3	7.4	(28.6)	202.5
Extraordinary Item (net of taxes of $6.2 million)	9.0	(d)	-		-	-	-	9.0
Net Income (Loss)	$240.2	(e)	$44.7		$19.4	$30.6	$(45.3)	$289.6
Total Assets	$8,830.6		$2,224.9		$643.3	$1,390.4	$1,134.0	$14,223.2
Construction Expenditures	$322.6		$7.1		$7.3	$-	$4.4	$341.4

(a)

Includes inter-segment eliminations and unallocated Pepco Holdings' (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of non-regulated Conectiv assets and liabilities as of August 1, 2002. The "total assets" line of this column includes Pepco Holdings' goodwill balance.

(b)	Power Delivery purchased electric energy, electric capacity and natural gas from Conectiv Energy in the amount of $440.9 million for the nine months ended September 30, 2005.
(c)	Includes $8.3 million in income tax expense related to IRS Revenue Ruling 2005-53.
(d)

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

(e)	Includes after-tax gain of $40.7 million from sale of non-utility land owned by Pepco at Buzzard Point.
	For the Nine Months Ended September 30, 2004
		Competitive Energy Segments
	Power Delivery		Conectiv Energy		Pepco Energy Services	Other Non-Regulated	(a) Corp. & Other	PHI Cons.
Operating Revenue	$3,426.7		$1,802.1	(b)	$855.6	$66.9	$(649.2)	$5,502.1
Operating Expense	2,957.1	(b)	1,700.2		843.0	(1.6)	(657.1)	4,841.6
Operating Income	469.6		101.9		12.6	68.5	7.9	660.5
Interest and Dividend Income	4.6		4.0		.4	41.3	(42.3)	8.0
Interest Expense	133.5		36.2		4.1	68.0	47.4	289.2
Income Tax Expense (Benefit) (c)	142.1		32.6		2.5	(5.8)	(29.8)	141.6
Net Income (Loss)	$208.7		$49.4		$8.2	$36.5	$(50.2)	$252.6
Total Assets	$8,548.3		$1,956.4		$558.3	$1,379.9	$1,085.8	$13,528.7
Construction Expenditures	$340.6		$7.0		$7.5	$-	$1.9	$357.0

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

17 ____________________________________________________________________________________

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

     Pepco has also asserted the Pepco TPA Claim against other Mirant entities, which Pepco believes are liable to Pepco under the terms of the Asset Purchase and Sale Agreement's Assignment and Assumption Agreement (the Assignment Agreement). Under the Assignment Agreement, Pepco believes that each of the Mirant entities assumed and agreed to discharge certain liabilities and obligations of Pepco as defined in the Asset Purchase and Sale Agreement. Mirant has filed objections to these claims. Under the original plan of reorganization filed by the Mirant entities with the Bankruptcy Court, certain Mirant entities other than Mirant Corporation would pay significantly higher percentages of the claims of their creditors than would Mirant Corporation. The amount that Pepco will be able to recover from the Mirant bankruptcy estate with respect to the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors of the Mirant entities determined to be liable for the Pepco TPA Claim.

18 ____________________________________________________________________________________

At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

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

Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due to Pepco with respect to the PPA-Related Obligations (the Mirant Pre-Petition Obligations). The Mirant Pre-Petition Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco has filed Proofs of Claim in the Mirant bankruptcy proceeding in the amount of approximately $26 million to recover this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. The $3 million difference between Mirant's unpaid obligation to Pepco and the $26 million Proofs of Claim primarily represents a TPA settlement adjustment that is included in the $105 million Proofs of Claim filed by Pepco against the Mirant debtors in respect of the Pepco TPA Claim. In view of the uncertainty as to recoverability, Pepco, in the third quarter of 2003, expensed $14.5 million to establish a reserve against the $29 million receivable from Mirant. In January 2004, Pepco paid approximately $2.5 million to Panda in settlement of certain billing disputes under the Panda PPA that related to periods after the sale of Pepco's generation assets to Mirant. Pepco believes that under the terms of the Asset Purchase and Sale Agreement, Mirant is obligated to reimburse Pepco for the settlement payment. Accordingly, in the first quarter of 2004, Pepco increased the amount of the receivable due from Mirant by approximately $2.5 million and amended its Proofs of Claim to include this amount. Pepco currently estimates that the $14.5 million expensed in the third quarter of 2003 represents the portion of the entire $31.5 million receivable unlikely to be recovered in bankruptcy, and no additional reserve has been established for the $2.5 million increase in the receivable. The amount expensed represents Pepco's estimate of the possible outcome in bankruptcy, although the amount ultimately recovered could be higher or lower.

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

19 ____________________________________________________________________________________

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

     On December 9, 2004, the District Court issued an order again denying Mirant's motion to reject the PPA-Related Obligations. The District Court found that the PPA-Related Obligations are not severable from the Asset Purchase and Sale Agreement and that the Asset Purchase and Sale Agreement cannot be rejected in part, as Mirant was seeking to do. Both Mirant and the Creditors' Committee appealed the District Court's order to the Court of Appeals. Briefing of this matter by the interested parties has been completed. Oral arguments have not yet been scheduled.

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

     On January 21, 2005, Mirant filed in the Bankruptcy Court a motion seeking to reject certain of its ongoing obligations under the Asset Purchase and Sale Agreement, including the PPA-Related Obligations (the Second Motion to Reject). On March 1, 2005, the District Court entered an order (as amended by a second order issued on March 7, 2005) granting Pepco's motion to withdraw jurisdiction over these rejection proceedings from the Bankruptcy Court. Mirant and the Creditor's Committee have appealed these orders to the Court of Appeals. Amicus briefs, which are briefs filed by persons who are not parties to the proceeding, but who nevertheless have a strong interest -- in this instance a broad public interest -- in the case, in support of Pepco's position have been filed with the Court of Appeals by the Maryland Public Service Commission (MPSC) and the Office of People's Counsel of Maryland (Maryland OPC). Briefing of this matter by the interested parties has been completed. Oral arguments have not yet been scheduled.

     On March 28, 2005, Pepco, FERC, the Office of People's Counsel of the District of Columbia (the District of Columbia OPC), the MPSC and the Maryland OPC filed in the District Court oppositions to the Second Motion to Reject. By order entered August 16, 2005, the District Court has informally stayed this matter, pending a decision by the Court of Appeals on the District Court's orders withdrawing jurisdiction from the Bankruptcy Court.

     Pepco is exercising all available legal remedies and vigorously opposing Mirant's efforts to reject the PPA-Related Obligations and other obligations under the Asset Purchase and Sale Agreement in order to protect the interests of its customers and shareholders. While Pepco

____________________________________________________________________________________

believes that it has substantial legal bases to oppose these efforts by Mirant, the ultimate outcome is uncertain.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order granting the rejection and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event that September 18, 2003 is determined to be the effective date of rejection, is approximately $225.1 million as of November 1, 2005.

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

     Any repayment by Pepco of amounts received from Mirant in respect of the PPA-Related Obligations would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. To the extent such amounts were not recovered from the Mirant bankruptcy estate, Pepco believes they would be recoverable as stranded costs from customers through distribution rates as described below.

     The following are estimates prepared by Pepco of its potential future exposure if Mirant's attempt to reject the PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of November 1, 2005 representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of November 1, 2005, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 6.3 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 7.1 cents per kilowatt hour, Pepco estimates that it would receive approximately $4.9 million for the remainder of 2005, the final year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of November 1, 2005, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 17.0 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be

21 ____________________________________________________________________________________

approximately 11.6 cents per kilowatt hour, Pepco estimates that it would cost approximately $5 million for the remainder of 2005, approximately $23 million in 2006, approximately $25 million in 2007, and approximately $22 million to $36 million annually thereafter through the 2021 contract termination date.

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

     If Mirant ultimately were successful in rejecting the PPA-Related Obligations and Pepco's full claim were not recovered from the Mirant bankruptcy estate, Pepco would seek authority from the MPSC and the District of Columbia Public Service Commission (DCPSC) to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered from Pepco's customers through its distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss; the accounting treatment of such a loss, however, would depend on a number of legal and regulatory factors.

Mirant's Fraudulent Transfer Claim

     On July 13, 2005, Mirant filed a complaint in the Bankruptcy Court against Pepco alleging that Mirant's $2.65 billion purchase of Pepco's generating assets in June 2000 constituted a fraudulent transfer. Mirant alleges in the complaint that the value of Pepco's generation assets was "not fair consideration or fair or reasonably equivalent value for the consideration paid to Pepco" and that it thereby rendered Mirant insolvent, or, alternatively, that Pepco and Southern Energy, Inc. (as predecessor to Mirant) intended that Mirant would incur debts beyond its ability to pay them. Mirant asks that the Court enter an order "declaring that the consideration paid for the Pepco assets, to the extent it exceeds the fair value of the Pepco assets, to be a conveyance or transfer in fraud of the rights of Creditors under state law" and seeks compensatory and punitive damages.

Pepco believes this claim has no merit and is vigorously contesting the claim. On September 20, 2005, Pepco filed a motion to withdraw this complaint to the District Court and
22 ____________________________________________________________________________________

on September 30, 2005, Pepco filed its answer in the Bankruptcy Court. On October 20, 2005, the Bankruptcy Court issued a report and recommendation to the District Court, which recommends that the District Court grant the motion to withdraw the reference. The District Court will now consider whether to accept the recommendation to withdraw the reference. Pepco cannot predict when the District Court will make a decision or whether it will accept the recommendation of the Bankruptcy Court.

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

Mirant Plan of Reorganization

     On January 19, 2005, Mirant filed its Plan of Reorganization and Disclosure Statement with the Bankruptcy Court (the Original Reorganization Plan) under which Mirant proposed to transfer all assets to "New Mirant" (an entity it proposed to create in the reorganization), with the exception of the PPA-Related Obligations. Mirant proposed that the PPA-Related Obligations would remain in "Old Mirant," which would be a shell entity as a result of the reorganization. On March 25, 2005, Mirant filed its First Amended Plan of Reorganization and First Amended Disclosure Statement (the Amended Reorganization Plan), in which Mirant abandoned the proposal that the PPA-Related Obligations would remain in "Old Mirant," but did not clarify how the PPA-Related Obligations would be treated. On September 22, 2005, Mirant filed its Second Amended Disclosure Statement and Second Amended Plan of Reorganization. Pepco filed objections to the Second Amended Disclosure Statement on September 28, 2005 and a revised version of the Second Amended Disclosure Statement, including the changes and clarifications requested by Pepco, was filed and approved by the Bankruptcy Court on September 30, 2005. Pepco is still analyzing, and has not yet determined whether to file an objection to, the Second Amended Plan of Reorganization. Objections to confirmation of the Second Amended Plan of Reorganization are due November 10, 2005.

     On March 11, 2005, Mirant filed an application with FERC seeking approval for the internal transfers and corporate restructuring that will result from the Original Reorganization Plan. FERC approval for these transactions is required under Section 203 of the Federal Power Act.

23 ____________________________________________________________________________________

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

     On June 17, 2005, FERC issued an order approving the planned restructuring outlined in the Original Reorganization Plan, which has since been superseded by the Second Amended Plan of Reorganization, as discussed above. The Second Amended Plan of Reorganization does not provide for the same restructuring contemplated in the Original Reorganization Plan. While the FERC order had no direct impact on Pepco, the order included a discussion regarding potential future rate impacts if the courts were to permit rejection of the PPAs. Because Pepco disagreed with this discussion, Pepco filed a motion for rehearing on July 18, 2005 (before Mirant filed its Second Amended Plan of Reorganization). On August 17, 2005, the FERC entered an order granting the request for rehearing "for the limited purpose of further consideration." This order simply means that the request for rehearing remains pending. Pepco cannot predict the outcome of its motion for rehearing.

Rate Proceedings
New Jersey

     In February 2003, ACE filed a petition with the NJBPU to increase its electric distribution rates and its Regulatory Asset Recovery Charge (RARC) in New Jersey. In an order dated May 26, 2005, the NJBPU approved the settlement reached among ACE, the staff of the NJBPU, the New Jersey Ratepayer Advocate and active intervenor parties that resolved the issues pertaining to this base rate proceeding as well as other outstanding issues from several other proceedings that were consolidated with the base rate proceeding, including ACE's petition to recover $25.4 million of deferred restructuring costs related to the provision of BGS.

    The settlement allows for an increase in ACE's base rates of approximately $18.8 million annually, of which $2.8 million will consist of an increase in RARC revenue collections each year for the four years ending 2008. The $16 million of the base rate increase, not related to RARC collections, will be collected annually from ACE's customers until such time as base rates change in a subsequent base rate proceeding. The $18.8 million increase in base rate revenue is offset by a base rate revenue decrease in a similar amount in total resulting from a change in depreciation rates similar to changes adopted by the NJBPU for other New Jersey electric utility companies. Overall, the settlement provides for a net decrease in annual revenues of approximately $.3 million, consisting of a $3.1 million reduction of distribution revenues offset by the $2.8 million increase in RARC revenue collections discussed above. The settlement specifies an overall rate of return of 8.14%. The change in depreciation rates referred to above is the result of a change in average service lives. In addition, the settlement provides for a change in depreciation technique from remaining life to whole life, including amortization of any calculated excess or deficiencies in the depreciation reserve. As a result of these changes, PHI and ACE each had a net excess depreciation reserve. Accordingly, PHI and ACE each recorded a regulatory liability in March 2005 by reducing its depreciation reserve by approximately $131 million. The regulatory liability will be amortized over 8.25 years and will result in a reduction of depreciation and amortization expense on PHI's and ACE's consolidated

24 ____________________________________________________________________________________

statements of earnings. While the impact of the settlement is essentially revenue and cash neutral to PHI and ACE, there is a positive annual pre-tax earnings impact to PHI and ACE of approximately $20 million.

     The settlement also establishes an adjusted deferred balance of approximately $116.8 million as of October 31, 2004, which reflects an approved amount of deferred restructuring costs related to the provision of BGS, various other pre-November 2004 additions and reductions to the deferred balance, and a disallowance of $13.0 million of previously recorded supply-related deferred costs. This adjusted deferred balance is to be recovered in rates over a four-year period and the rate effects are offset by a one-year return of over-collected balances in certain other deferred accounts. The net result of these changes is that there will be no rate impact from the deferral account recoveries and credits for at least one year. Net rate effects in future years will depend in part on whether rates associated with those other deferred accounts continue to generate over-collections relative to costs.

     The settlement does not affect the pending appeal filed by ACE with the Appellate Division of the Superior Court of New Jersey (the NJ Superior Court) related to the Final Decision and Order issued in July 2004 by the NJBPU in ACE's restructuring deferral proceeding before the NJBPU under the New Jersey Electric Discount and Energy Competition Act (EDECA), discussed below under "Restructuring Deferral."

Delaware

     In October 2004, DPL submitted its annual Gas Cost Rate (GCR) filing, which permits DPL to recover gas procurement costs through customer rates, to the Delaware Public Service Commission (DPSC). In its filing, DPL sought to increase its GCR by approximately 16.8% in anticipation of increasing natural gas commodity costs. In addition, in November 2004, DPL filed a supplemental filing seeking approval to further increase GCR rates by an additional 6.5% effective December 29, 2004. A final order approving both increases was issued by the DPSC on August 9, 2005.

     On October 3, 2005, DPL submitted its 2005 GCR filing to the DPSC. In its filing, DPL seeks to increase its GCR by approximately 38% in anticipation of increasing natural gas commodity costs. The proposed rate became effective November 1, 2005, subject to refund pending final DPSC approval after evidentiary hearings.

     As authorized by the April 16, 2002 settlement agreement in Delaware relating to the merger of Pepco and Conectiv (the DE Merger Settlement Agreement), on May 4, 2005, DPL filed with the DPSC a proposed increase of approximately $6.2 million in electric transmission service revenues, or about 1.1% of total Delaware retail electric revenues. This proposed revenue increase is the Delaware retail portion of the increase in the "Delmarva zonal" transmission rates on file with FERC under the Open Access Transmission Tariff (OATT) of the PJM Interconnection, LLC (PJM). This level of revenue increase will decrease to the extent that competitive retail suppliers provide a supply and transmission service to retail customers. In that circumstance, PJM would charge the competitive retail supplier the PJM OATT rate for transmission service into the Delmarva zone and DPL's charges to the retail customer would exclude as a "shopping credit" an amount equal to the SOS supply charge and the transmission and ancillary charges that would otherwise be charged by DPL to the retail customer. DPL

____________________________________________________________________________________

began collecting this rate change for service rendered on and after June 3, 2005, subject to refund pending final approval by the DPSC.

     On September 1, 2005, DPL filed with the DPSC its first comprehensive base rate case in ten years. This application was filed as a result of increasing costs and is consistent with a provision in the DE Merger Settlement Agreement permitting DPL to apply for an increase in rates effective as of May 1, 2006. DPL is seeking approval of an annual increase of approximately $5.1 million in its electric rates, with an increase of approximately $1.6 million to its electric distribution base rates after proposing to assign approximately $3.5 million in costs to the supply component of rates to be collected as part of the SOS. Of the approximately $1.6 million in net increases to its electric distribution base rates, DPL proposed that approximately $1.2 million be recovered through changes in delivery charges and that the remaining approximately $.4 million be recovered through changes in premise collection and reconnect fees. The full proposed revenue increase is approximately 0.9% of total annual electric utility revenues, while the proposed net increase to distribution rates is 0.2% of total annual electric utility revenues. DPL's distribution revenue requirement is based on a return on common equity of 11%. DPL also has proposed revised depreciation rates and a number of tariff modifications. On September 20, 2005, the DPSC issued an order approving DPL's request that the rate increase go into effect on May 1, 2006; subject to refund and pending evidentiary hearings. The order also suspends effectiveness of various proposed tariff rule changes until the case is concluded.

Federal Energy Regulatory Commission

     On January 31, 2005, Pepco, DPL, and ACE filed at the FERC to reset their rates for network transmission service using a formula methodology. The companies also sought a 12.4% return on common equity and a 50-basis-point return on equity adder that the FERC had made available to transmission utilities who had joined Regional Transmission Organizations and thus turned over control of their assets to an independent entity. The FERC issued an order on May 31, 2005, approving the rates to go into effect June 1, 2005, subject to refund, hearings, and further orders. The new rates reflect a decrease of 7.7% in Pepco's transmission rate, and increases of 6.5% and 3.3% in DPL's and ACE's transmission rates, respectively. The companies continue in settlement discussions and cannot predict the ultimate outcome of this proceeding.

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

26 ____________________________________________________________________________________

     In August 2002, ACE filed a petition with the NJBPU for the recovery of approximately $176.4 million in actual and projected deferred costs relating to the provision of BGS and other restructuring related costs incurred by ACE over the four-year period August 1, 1999 through July 31, 2003, net of the $59.3 million offset for the LEAC Liability. The petition also requested that ACE's rates be reset as of August 1, 2003 so that there would be no under-recovery of costs embedded in the rates on or after that date. The increase sought represented an overall 8.4% annual increase in electric rates and was in addition to the base rate increase discussed above. ACE's recovery of the deferred costs is subject to review and approval by the NJBPU in accordance with EDECA.

     In July 2003, the NJBPU issued a summary order, which (i) permitted ACE to begin collecting a portion of the deferred costs and reset rates to recover on-going costs incurred as a result of EDECA, (ii) approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003, (iii) as described above under "Rate Proceedings--New Jersey," transferred to ACE's then pending base rate case for further consideration approximately $25.4 million of the deferred balance, and (iv) estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. In July 2004, the NJBPU issued its final order in the restructuring deferral proceeding. The final order did not modify the amount of the disallowances set forth in the July 2003 summary order, but did provide a much more detailed analysis of evidence and other information relied on by the NJBPU as justification for the disallowances. ACE believes the record does not justify the level of disallowance imposed by the NJBPU. In August 2004, ACE filed with the NJ Superior Court a Notice of Appeal with respect to the July 2004 final order. ACE's initial brief was filed on August 17, 2005. Cross-appellant briefs on behalf of the Division of the NJ Ratepayer Advocate and Cogentrix Energy Inc., the co-owner of two cogeneration power plants with contracts to sell ACE approximately 397 megawatts of electricity, were filed on October 3, 2005. ACE cannot predict the outcome of this appeal.

Divestiture Cases
District of Columbia

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed in July 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's DCPSC-approved divestiture settlement that provided for a sharing of any net proceeds from the sale of Pepco's generation-related assets. One of the principal issues in the case is whether Pepco should be required to share with customers the excess deferred income taxes (EDIT) and accumulated deferred investment tax credits (ADITC) associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code and its implementing regulations. As of September 30, 2005, the District of Columbia allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $6.5 million and $5.8 million, respectively. In March 2003, the Internal Revenue Service (IRS) issued a notice of proposed rulemaking (NOPR) that is relevant to that principal issue. The NOPR would allow for the sharing of EDIT and ADITC related to divested assets with utility customers on a prospective basis and at the election of the taxpayer on a retroactive basis. Comments on the NOPR were filed by several parties in June 2003, and the IRS held a public hearing later in June 2003; however, no final rules have been issued. As a result of the NOPR, three of the parties in the divestiture case filed comments with the DCPSC urging the DCPSC to decide the tax issues now on the basis of the

27 ____________________________________________________________________________________

proposed rule. Pepco filed comments with the DCPSC in reply to those comments, in which Pepco stated that the courts have held and the IRS has stated that proposed rules are not authoritative and that no decision should be issued on the basis of proposed rules. Instead, Pepco argued that the only prudent course of action is for the DCPSC to await the issuance of final regulations relating to the tax issues and then allow the parties to file supplemental briefs on the tax issues. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues in the proceeding deal with the treatment of internal costs and cost allocations as deductions from the gross proceeds of the divestiture.

     Pepco believes that a sharing of EDIT and ADITC would violate the normalization rules. If Pepco were required to share EDIT and ADITC and, as a result, the normalization rules were violated, Pepco would be unable to use accelerated depreciation on District of Columbia allocated or assigned property. Pepco, in addition to sharing with customers the generation-related EDIT and ADITC balances, would have to pay to the IRS an amount equal to Pepco's District of Columbia jurisdictional generation-related ADITC balance ($5.8 million as of September 30, 2005), as well as its District of Columbia jurisdictional transmission and distribution-related ADITC balance ($5.5 million as of September 30, 2005) in each case as those balances exist as of the later of the date a DCPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the DCPSC order becomes operative.

     Pepco believes that its calculation of the District of Columbia customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to make additional gain-sharing payments to District of Columbia customers, including the payments described above related to EDIT and ADITC. Such additional payments (which, other than the EDIT and ADITC related payments, cannot be estimated) would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on Pepco's and PHI's results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial condition. It is uncertain when the DCPSC will issue a decision regarding Pepco's divestiture proceeds sharing application.

Maryland

    Pepco filed its divestiture proceeds plan application in Maryland in April 2001. The principal issue in the Maryland case is the same EDIT and ADITC sharing issue that has been raised in the District of Columbia case. See the discussion above under "Divestiture Cases - District of Columbia." As of September 30, 2005, the Maryland allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $9.1 million and $10.4 million, respectively. Other issues deal with the treatment of certain costs as deductions from the gross proceeds of the divestiture. In November 2003, the Hearing Examiner in the Maryland proceeding issued a proposed order with respect to the application that concluded that Pepco's Maryland divestiture settlement agreement provided for a sharing between Pepco and customers of the EDIT and ADITC associated with the sold assets. Pepco believes that such a sharing would violate the normalization rules and would result in Pepco's inability to use accelerated depreciation on Maryland allocated or assigned property. If the proposed order is affirmed, Pepco would have to share with its Maryland customers, on an approximately 50/50 basis, the Maryland allocated portion of the generation-related EDIT ($9.1 million as of

28 ____________________________________________________________________________________

September 30, 2005), and the Maryland-allocated portion of generation-related ADITC. If such sharing were to violate the normalization rules, Pepco, in addition to sharing with customers an amount equal to approximately 50 percent of the generation-related ADITC balance, would be unable to use accelerated depreciation on Maryland allocated or assigned property. Furthermore, Pepco would have to pay to the IRS an amount equal to Pepco's Maryland jurisdictional generation-related ADITC balance ($10.4 million as of September 30, 2005), as well as its Maryland retail jurisdictional ADITC transmission and distribution-related balance ($9.8 million as of September 30, 2005), in each case as those balances exist as of the later of the date a MPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the MPSC order becomes operative. The Hearing Examiner decided all other issues in favor of Pepco, except for the determination that only one-half of the severance payments that Pepco included in its calculation of corporate reorganization costs should be deducted from the sales proceeds before sharing of the net gain between Pepco and customers. See also the disclosure above under "Divestiture Cases - District of Columbia" regarding the March 2003 IRS NOPR.

     Under Maryland law, if the proposed order is appealed to the MPSC, the proposed order is not a final, binding order of the MPSC and further action by the MPSC is required with respect to this matter. Pepco has appealed the Hearing Examiner's decision as it relates to the treatment of EDIT and ADITC and corporate reorganization costs to the MPSC. Consistent with Pepco's position in the District of Columbia, Pepco has argued that the only prudent course of action is for the MPSC to await the issuance of final regulations relating to the tax issues and then allow the parties to file supplemental briefs on the tax issues. Pepco believes that its calculation of the Maryland customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to share with its customers approximately 50 percent of the EDIT and ADITC balances described above and make additional gain-sharing payments related to the disallowed severance payments. Such additional payments would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial condition. It is uncertain when the MPSC will rule on the appeal.

SOS, Default Service, POLR and BGS Proceedings
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

29 ____________________________________________________________________________________

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

     In October 2004, DPL filed an application with the VSCC for approval to increase the rates that DPL charges its Virginia Default Service customers to allow it to recover its costs for power under the 2005 Supply Agreement plus an administrative charge and a margin. A VSCC order issued in November 2004 allowed DPL to put interim rates into effect on January 1, 2005, subject to refund if the VSCC subsequently determined the rate is excessive. The interim rates reflected an increase of 1.0247 cents per kilowatt hour (Kwh) to the fuel rate, which provide for recovery of the entire amount being paid by DPL to Conectiv Energy, but did not include an administrative charge or margin, pending further consideration of this issue. In January 2005, the VSCC ruled that the administrative charge and margin are base rate items not recoverable through a fuel clause. On March 25, 2005, the VSCC approved a settlement resolving all other issues and making the interim rates final, contingent only on possible future adjustment depending on the result of a related FERC proceeding, described below. However, in the VSCC proceeding addressing "Proposed Rules Governing Exemptions to Minimum Stay Requirements and Wires Charges" (the Wires Charges Proceeding), the VSCC staff recognized that DPL should be entitled to earn a reasonable margin related to hourly pricing customers. The size of any margin that may be allowed with respect to hourly priced customers has no current impact because DPL has no hourly priced customers in Virginia. DPL continues to maintain in the Wires Charges Proceeding that a margin should be earned on all customer classes. Discussions in the Wires Charges Proceeding regarding the size of the margin and the customer classes to which it will apply are continuing. DPL cannot predict the outcome of the Wires Charges Proceeding.

In October 2004, Conectiv Energy made a filing with FERC requesting authorization to enter into a contract to supply power to an affiliate, DPL, under the 2005 Supply Agreement. In
30 ____________________________________________________________________________________

December 2004, FERC granted the requested authorization effective January 1, 2005, subject to refund and hearings on the narrow question whether, given the absence of direct VSCC oversight over the DPL competitive bid process, DPL unduly preferred its own affiliate, Conectiv Energy, in the design and implementation of the DPL competitive bid process or in the credit criteria and analysis applied. On June 8, 2005, Conectiv Energy entered into a stipulation with FERC staff and the Virginia Office of Attorney General resolving all issues regarding DPL's procurement process. The stipulation concludes that DPL did not favor Conectiv Energy in awarding it the 2005 Supply Agreement. As part of the stipulation, DPL sent a letter to FERC committing to use a third-party independent monitor in future Virginia solicitations. On October 14, 2005, FERC issued an Order Approving Uncontested Settlement in which it approved the stipulation entered into by Conectiv Energy and the FERC staff and terminated the proceeding.

Delaware

     Under a settlement approved by the DPSC, DPL is required to provide POLR service to retail customers in Delaware until May 1, 2006. In October 2004, the DPSC initiated a proceeding to investigate and determine which entity should act as the SOS supplier in DPL's Delaware service territory after May 1, 2006, and what prices should be charged for SOS after May 1, 2006. On March 22, 2005, the DPSC issued an order approving DPL as the SOS provider at market rates after May 1, 2006, when DPL's current fixed rate POLR obligation ends. The DPSC also approved a structure whereby DPL will retain the SOS obligation for an indefinite period until changed by the DPSC, and will purchase the power supply required to satisfy its market rate fixed-price SOS obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure.

     On July 18, 2005, the DPSC staff, the Division of the Public Advocate, a group representing DPL's industrial and commercial customers, Conectiv Energy and DPL filed with the Hearing Examiner a comprehensive settlement agreement addressing the process under which supply would be acquired by DPL and the way in which SOS prices would be set and monitored. The settlement agreement was approved in an order issued on October 11, 2005. The agreement calls for DPL to provide SOS to all customer classes, with no specified termination date for SOS. Two categories of SOS will exist: (i) a fixed price SOS available to all but the largest customers; and (ii) an Hourly Priced Service (HPS) for the largest customers. A competitive bid process will be used to procure the full requirements of customers eligible for a fixed-price SOS. Power to supply the HPS customers will be acquired on next-day and other short-term PJM markets. In addition to the costs of capacity, energy, transmission, and ancillary services associated with the fixed-price SOS and HPS, DPL's initial rates will include a component referred to as the Reasonable Allowance for Retail Margin (RARM). Components of the RARM include estimated incremental expenses, a $2.75 million return, a cash working capital allowance, and recovery with a return over five years of the capitalized costs of a billing system to be used for billing HPS customers.

New Jersey

     Pursuant to a May 5, 2005 order from the NJBPU, on July 1, 2005, ACE along with the other three electric distribution companies in New Jersey, filed a proposal addressing the procurement of BGS for the period beginning June 1, 2006. The areas addressed in the July 1, 2005 filings include, but are not limited to: the type of procurement process, the size, make-up and pricing

31 ____________________________________________________________________________________

options for the Commercial and Industrial Energy Pricing class, and the level of the retail margin and corresponding utilization of the retail margin funds. ACE cannot predict the outcome of this proceeding.

Proposed Shut Down of B.L. England Generating Facility; Construction of Transmission Facilities

    In April 2004, pursuant to a NJBPU order, ACE filed a report with the NJBPU recommending that ACE's B.L. England generating facility, a 447 megawatt plant, be shut down. The report stated that, while operation of the B.L. England generating facility was necessary at the time of the report to satisfy reliability standards, those reliability standards could also be satisfied in other ways. The report concluded that, based on B.L. England's current and projected operating costs resulting from compliance with more restrictive environmental requirements, the most cost-effective way in which to meet reliability standards is to shut down the B.L. England generating facility and construct additional transmission enhancements in southern New Jersey.

     In a preliminary settlement among PHI, Conectiv, ACE, the New Jersey Department of Environmental Protection (NJDEP) and the Attorney General of New Jersey, which is further discussed under "Preliminary Settlement Agreement with NJDEP," below, ACE agreed to seek necessary approvals from the relevant agencies to shut down and permanently cease operations at the B.L. England generating facility by December 15, 2007. An Administrative Consent Order (ACO) finalizing the provisions of the preliminary settlement agreement is currently being negotiated.

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

ACE Auction of Generation Assets

     In May 2005, ACE announced that it would again auction its electric generation assets, consisting of its B.L. England generating facility and its ownership interests in the Keystone and Conemaugh generating stations. Under the terms of sale, any successful bid for B.L. England must include assumption of all environmental liabilities associated with the plant in accordance with the auction standards previously issued by the NJBPU.

     Final bids for ACE's interests in the Keystone and Conemaugh generating stations were received on September 30, 2005. Based on the expressed need of the potential B.L. England bidders for the details of the ACO relating to the shut down of the plant that is being negotiated between ACE and the NJDEP, ACE has elected to delay the final bid due date for B.L. England until such time as a final ACO is complete and available to bidders.

     Any sale of B.L. England will not affect the stranded costs associated with the plant that already have been securitized. If B.L. England is sold, ACE anticipates that, subject to regulatory approval in Phase II of the proceeding described above, approximately $9.1 million

32 ____________________________________________________________________________________

of additional assets may be eligible for recovery as stranded costs. If there are net gains on the sale of the Keystone and Conemaugh generating stations, these net gains would be an offset to stranded costs.

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

Environmental Litigation

     PHI, through its subsidiaries, is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. PHI's subsidiaries may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of the operating utilities, environmental clean-up costs incurred by Pepco, DPL and ACE would be included by each company in its respective cost of service for ratemaking purposes.

In July 2004, DPL entered into an ACO with the Maryland Department of the Environment (MDE) to perform a Remedial Investigation/Feasibility Study (RI/FS) to further identify the
33 ____________________________________________________________________________________

extent of soil, sediment and ground and surface water contamination related to former manufactured gas plant (MGP) operations at the Cambridge, Maryland site on DPL-owned property and to investigate the extent of MGP contamination on adjacent property. The costs for completing the RI/FS for this site are approximately $300,000, approximately $50,000 of which will be expended in 2005. The costs of cleanup resulting from the RI/FS will not be determinable until the RI/FS is completed and an agreement with respect to cleanup is reached with the MDE. The MDE has approved the RI and DPL has commenced the FS.

     In October 1995, Pepco and DPL each received notice from the Environmental Protection Agency (EPA) that it, along with several hundred other companies, might be a potentially responsible party (PRP) in connection with the Spectron Superfund Site in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling and processing facility from 1961 to 1988.

     In August 2001, Pepco entered into a consent decree for de minimis parties with EPA to resolve its liability at the Spectron site. Under the terms of the consent decree, which was approved by the U.S. District Court for the District of Maryland in March 2003, Pepco made de minimis payments to the United States and a group of PRPs. In return, those parties agreed not to sue Pepco for past and future costs of remediation at the site and the United States will also provide protection against third-party claims for contributions related to response actions at the site. The consent decree does not cover any damages to natural resources. However, Pepco believes that any liability that it might incur due to natural resource damage at this site would not have a material adverse effect on its financial condition or results of operations. In April 1996, DPL, along with numerous other PRPs, entered into an ACO with the EPA to perform an RI/FS at the Spectron site. In February 2003, the EPA excused DPL from any further involvement at the site in accordance with agency policy.

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

     In October 1994, an RI/FS including a number of possible remedies was submitted to the EPA. In December 1997, the EPA issued a Record of Decision that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million. In June 1998, the EPA issued a unilateral administrative order to Pepco and 12 other PRPs directing them to conduct the design and actions called for in its decision. In May 2003, two of the potentially liable owner/operator entities filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In October 2003, the bankruptcy court confirmed a reorganization plan that incorporates the terms of a settlement among the debtors, the United States and a group of utility PRPs including Pepco (the Utility PRPs). Under the bankruptcy settlement, the reorganized entity/site owner will pay a total of $13.25 million to remediate the site (the Bankruptcy Settlement).

     On September 2, 2005 the United States lodged with the U.S. District Court for the Eastern District of Pennsylvania global consent decrees for the Metal Bank site, which the Utility PRPs entered into on August 23, 2005 with the U.S. Department of Justice, EPA, The City of Philadelphia and two owner/operators of the site with respect to clean up of the site. The global settlement includes three Companion Consent Decrees (for the Utility PRPs and one each for the

34 ____________________________________________________________________________________

two owner/operators) and an agreement with The City of Philadelphia. Under the terms of the settlement, the two owner/operators will make payments totaling $5.55 million to the U.S. and totaling $4.05 million to the Utility PRPs. The Utility PRPs will perform the remedy at the site and will be able to draw on the $13.25 million from the Bankruptcy Settlement to accomplish the remediation (the Bankruptcy Funds). The Utility PRPs will contribute funds to the extent remediation costs exceed the Bankruptcy Funds available. The Utility PRPs will not be liable for any of the United States' past costs in connection with the site, but will be liable for EPA costs associated with overseeing the monitoring and operation of the site remedy after the remedy construction is certified to be complete and also the cost of performing the "5 year" review of site conditions required by the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Any Bankruptcy Funds not spent on the remedy may be used to cover the Utility PRPs' liabilities for future costs. No parties are released from potential liability for damages to natural resources. The global settlement agreement is subject to a public comment period and approval by the court. If for any reason the court declines to enter one or more Companion Consent Decrees, the United States and the Utility PRPs will have 30 days to withdraw or withhold consent for the other Companion Consent Decrees. Court approval could be obtained as early as the fourth quarter 2005.

     As of September 30, 2005, Pepco had accrued $1.7 million to meet its liability for a remedy at the Metal Bank/Cottman Avenue site. While final costs to Pepco of the settlement have not been determined, Pepco believes that its liability at this site will not have a material adverse effect on its financial condition or results of operations.

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

     In June 1992, EPA identified ACE as a PRP at the Bridgeport Rental and Oil Services Superfund Site in Logan Township, New Jersey. In September 1996, ACE along with other PRPs signed a consent decree with EPA and NJDEP to address remediation of the site. ACE's liability is limited to 0.232 percent of the aggregate remediation liability and thus far ACE has made contributions of approximately $105,000. Based on information currently available, ACE anticipates that it may be required to contribute approximately an additional $100,000. ACE believes that its liability at this site will not have a material adverse effect on its financial condition or results of operations.

     In November 1991, NJDEP identified ACE as a PRP at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an ACO with NJDEP to remediate the site. The soil cap remedy for the site has been completed and the NJDEP conditionally approved the report submitted by the parties on the implementation of the remedy in January 2003. In March 2004, NJDEP approved a Ground Water Sampling and Analysis Plan. The results of groundwater monitoring over the first year of this ground water sampling plan will help to determine the extent of post-remedy operation and maintenance costs. In March 2003, EPA demanded from the PRP group reimbursement for EPA's past costs at the site, totaling $168,789. The PRP group objected to the demand for certain costs, but agreed to reimburse EPA approximately $19,000. Based on information currently available, ACE anticipates that it may be required to contribute approximately an additional $626,000. ACE

35 ____________________________________________________________________________________
believes that its liability for post-remedy operation and maintenance costs will not have a material adverse effect on its financial condition or results of operations.
Preliminary Settlement Agreement with the NJDEP

     In an effort to address NJDEP's concerns regarding ACE's compliance with New Source Review (NSR) requirements at the B.L. England generating facility, on April 26, 2004, PHI, Conectiv and ACE entered into a preliminary settlement agreement with NJDEP and the Attorney General of New Jersey. The preliminary settlement agreement outlines the basic parameters for a definitive agreement to resolve ACE's NSR liability at B.L. England and various other environmental issues at ACE and Conectiv Energy facilities in New Jersey. Among other things, the preliminary settlement agreement provides that:

•

contingent upon the receipt of necessary approvals from the NJBPU, PJM, the North American Electric Reliability Council (NERC), FERC, and other regulatory authorities and the receipt of permits to construct certain transmission facilities in southern New Jersey, ACE will permanently cease operation of the B.L. England generating facility by December 15, 2007. In the event that ACE is unable to shut down the B.L. England facility by December 15, 2007 through no fault of its own (e.g., because of failure to obtain the required regulatory approvals), B.L. England Unit 1 would be required to comply with stringent sulfur dioxide (SO2), nitrogen oxide (NOx) and particulate matter emissions limits set forth in the preliminary settlement agreement by October 1, 2008, and B.L. England Unit 2 would be required to comply with these emissions limits by May 1, 2009. If ACE does not either shut down the B.L. England facility by December 15, 2007 or satisfy the emissions limits applicable in the event shut down is not so completed, ACE would be required to pay significant monetary penalties.

•

to address ACE's appeal of NJDEP actions relating to NJDEP's July 2001 denial of ACE's request to renew a permit variance from sulfur-in-fuel requirements under New Jersey regulations, effective through July 30, 2001, that authorized Unit 1 at B.L. England generating facility to burn bituminous coal containing greater than 1% sulfur, ACE will be permitted to combust coal with a sulfur content of greater than 1% at the B.L. England facility in accordance with the terms of B.L. England's current permit until December 15, 2007 and NJDEP will not impose new, more stringent short-term SO2 emissions limits on the B.L. England facility during this period. By letter dated October 24, 2005, NJDEP extended, until December 30, 2005, the deadline for ACE to file an application to renew its current fuel authorization for the B.L. England generating plant, which is scheduled to expire on July 30, 2006.

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

36 ____________________________________________________________________________________

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

     ACE, Conectiv and PHI are continuing to negotiate with the NJDEP over the final terms of an administrative consent order or other final settlement document that reflects the preliminary settlement agreement.

Federal Tax Treatment of Cross-border Leases

     PCI maintains a portfolio of cross-border energy sale-leaseback transactions, which, as of September 30, 2005, had a book value of approximately $1.2 billion, and from which PHI currently derives approximately $55 million per year in tax benefits in the form of interest and depreciation deductions. The American Jobs Creation Act of 2004 imposed new passive loss limitation rules that apply prospectively to leases (including cross-border leases) entered into after March 12, 2004 with tax indifferent parties (i.e., municipalities and tax exempt or governmental entities). All of PCI's cross-border energy leases are with tax indifferent parties and were entered into prior to 2004. Although this legislation is prospective in nature and does not affect PCI's existing cross-border energy leases, it does not prohibit the IRS from challenging prior leasing transactions. In this regard, on February 11, 2005, the Treasury Department and IRS issued Notice 2005-13 informing taxpayers that the IRS intends to challenge on various grounds the purported tax benefits claimed by taxpayers entering into certain sale-leaseback transactions with tax-indifferent parties, including those entered into on or prior to March 12, 2004 (the Notice). In addition, on June 29, 2005 the IRS published a Coordinated Issue Paper with respect to such transactions. PCI's cross-border energy leases are similar to those sale-leaseback transactions described in the Notice and the Coordinated Issue Paper.

     PCI's leases have been under examination by the IRS as part of the normal PHI tax audit. On May 4, 2005, the IRS issued a Notice of Proposed Adjustment to PHI that challenges the tax benefits realized from interest and depreciation deductions claimed by PHI with respect to these leases for the tax years 2001 and 2002. The tax benefits claimed by PHI with respect to these leases from 2001 through the third quarter of 2005 were approximately $217 million. The ultimate outcome of this issue is uncertain; however, if the IRS prevails, PHI would be subject to additional taxes, along with interest and possibly penalties on the additional taxes, which could have a material adverse effect on PHI's results of operations and cash flows.

37 ____________________________________________________________________________________

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

     In July 2005, the FASB released a Proposed Staff Position paper that would amend SFAS No. 13 and require a lease to be repriced and the book value adjusted when there is a change or probable change in the timing of tax benefits. Under this proposal, a material change in the timing of cash flows under PHI's cross-border leases as the result of a settlement with the IRS also would require an adjustment to the book value. If adopted in its proposed form, the application of this guidance could result in a material adverse effect on PHI's results of operations even if a resolution with the IRS is limited to a deferral of the tax benefits realized by PCI from its leases.

IRS Mixed Service Cost Issue

     During 2001, Pepco, DPL, and ACE changed their methods of accounting with respect to capitalizable construction costs for income tax purposes, which allow the companies to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through September 30, 2005, these accelerated deductions have generated incremental tax cash flow benefits of approximately $205 million (consisting of $94 million for Pepco, $62 million for DPL, and $49 million for ACE) for the companies, primarily attributable to their 2001 tax returns. On August 2, 2005, the IRS issued Revenue Ruling 2005-53 (the Revenue Ruling) that will limit the ability of the companies to utilize this method of accounting for income tax purposes on their tax returns for 2004 and prior years. PHI intends to contest any IRS adjustment to its prior year income tax returns based on the Revenue Ruling. However, if the IRS is successful in applying this Revenue Ruling, Pepco, DPL, and ACE would be required to capitalize and depreciate a portion of the construction costs previously deducted and repay the associated income tax benefits, along with interest thereon. During the third quarter 2005, PHI recorded an $8.3 million increase in income tax expense consisting of $4.6 million for Pepco, $2.0 million for DPL, and $1.7 million for ACE, to account for the accrued interest that would be paid on the portion of tax benefits that PHI estimates would be deferred to future years if the construction costs previously deducted are required to be capitalized and depreciated.

     On the same day as the Revenue Ruling was issued, the Treasury Department released regulations that, if adopted in their current form, would require Pepco, DPL, and ACE to change their method of accounting with respect to capitalizable construction costs for income tax purposes for all future tax periods beginning in 2005. Under these regulations, Pepco, DPL, and ACE will have to capitalize and depreciate a portion of the construction costs that they have previously deducted and repay, over a two year period beginning with tax year 2005, the associated income tax benefits. PHI is continuing to work with the industry to determine an

38 ____________________________________________________________________________________
alternative method of accounting for capitalizable construction costs acceptable to the IRS to replace the method disallowed by the new regulations.
Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of September 30, 2005, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	DPL	ACE	Other	Total
Energy marketing obligations of Conectiv Energy (1)	$184.6	$-	$-	$-	$184.6
Energy procurement obligations of Pepco Energy Services (1)	13.1	-	-	-	13.1
Guaranteed lease residual values (2)	.4	3.2	3.2	.2	7.0
Loan agreement (3)	11.7	-	-	-	11.7
Other (4)	18.9	-	-	2.6	21.5
Total	$228.7	$3.2	$3.2	$2.8	$237.9

1.

Pepco Holdings has contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including requirements under BGS contracts entered into with ACE.

2.

Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of September 30, 2005, obligations under the guarantees were approximately $7.0 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of payment being required under the guarantee is remote.

3.

Pepco Holdings has issued a guarantee on the behalf of a subsidiary's 50% unconsolidated investment in a limited liability company for repayment of borrowings under a loan agreement with a balance of approximately $11.7 million.

4.	Other guarantees consist of:
	•	Pepco Holdings has performance obligations of $.5 million relating to obligations to third party suppliers of equipment.
39 ____________________________________________________________________________________

•	Pepco Holdings has guaranteed payment of a bond issued by a subsidiary of $14.9 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
•	Pepco Holdings has guaranteed a subsidiary building lease of $3.5 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
•	PCI has guaranteed facility rental obligations related to contracts entered into by Starpower. As of September 30, 2005, the guarantees cover the remaining $2.6 million in rental obligations.

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

Dividends
On October 27, 2005, Pepco Holdings' Board of Directors declared a dividend on common stock of 25 cents per share payable December 30, 2005, to shareholders of record on December 10, 2005.
(5) USE OF DERIVATIVES IN ENERGY AND INTEREST RATE HEDGING ACTIVITIES

     PHI accounts for its derivative activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by subsequent pronouncements. See Note (2), Accounting for Derivatives, and Note (13), Use of Derivatives in Energy and Interest Rate Hedging Activities, to the Consolidated Financial Statements of PHI included in PHI's Annual Report on Form 10-K for the year ended December 31, 2004, for a discussion of the accounting treatment of the derivatives used by PHI and its subsidiaries.

     The table below provides detail on effective cash flow hedges under SFAS No. 133 included in PHI's consolidated balance sheet as of September 30, 2005. Under SFAS No. 133, cash flow hedges are marked-to-market on the balance sheet with corresponding adjustments to Accumulated Other Comprehensive Income (AOCI) or Accumulated Other Comprehensive Loss (AOCL). The data in the table indicates the magnitude of the effective cash flow hedges by hedge type (i.e., other energy commodity and interest rate hedges), maximum term, and portion expected to be reclassified to earnings during the next 12 months.

40 ____________________________________________________________________________________

Cash Flow Hedges Included in AOCI/(AOCL) As of September 30, 2005
(Dollars in Millions)
Contracts	AOCI/(AOCL) After Tax (1)	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
Other Energy Commodity	$69.4	$76.7	54 months
Interest Rate	(41.9)	(7.1)	323 months
Total	$27.5	$69.6

(1)	AOCI as of September 30, 2005, includes $(4.1) million for an adjustment for minimum pension liability. This adjustment is not included in this table as it is not a cash flow hedge.

     The following table shows, in millions of dollars, the Competitive Energy business' pre-tax gains (losses) recognized in earnings for the portion of cash flow hedges determined to be ineffective for the three and nine months ended September 30, 2005 and 2004, and where they were reported in PHI's consolidated statements of earnings during the periods.

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Operating Revenue	$-	$(1.7)	$2.4	$(8.4)
Fuel and Purchased Energy	(.9)	.1	(1.8)	.2
Total	$(.9)	$(1.6)	$.6	$(8.2)

For the three and nine months ended September 30, 2005 and 2004, there were no forecasted hedged transactions deemed to be no longer probable.

     In connection with their Other Energy Commodity activities and discontinued proprietary trading activities, PHI's Competitive Energy business holds certain derivatives that do not qualify as hedges. Under SFAS No. 133, these derivatives are marked-to-market through earnings with corresponding adjustments on the balance sheet. The pre-tax gains (losses) on these derivatives are summarized in the following table, in millions of dollars, for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Proprietary Trading	$-	$-	$.1	$(.2)
Other Energy Commodity	9.8	7.9	16.1	22.0
Total	$9.8	$7.9	$16.2	$21.8

41 ____________________________________________________________________________________
(6) CHANGES IN ACCOUNTING ESTIMATES

     During the second quarter of 2005, DPL and ACE each recorded the impact of reductions in estimated unbilled revenue, primarily reflecting an increase in the estimated amount of power line losses (estimates of electricity expected to be lost in the process of its transmission and distribution to customers). These changes in accounting estimates reduced earnings for the nine months ended September 30, 2005 by approximately $7.4 million, of which $1.0 million was attributable to DPL and $6.4 million was attributable to ACE.

Additionally, during the third quarter of 2005, Conectiv Energy increased the estimated useful lives of its generation assets that resulted in lower depreciation expense of $2.7 million.
(7) SALE OF BUZZARD POINT PROPERTY

     On August 25, 2005, John Akridge Development Company ("Akridge") purchased 384,051 square feet of excess non-utility land owned by Pepco located at Buzzard Point in the District of Columbia. The contract price was $75 million in cash and resulted in a pre-tax gain of $68.1 million which is recorded as a reduction of Operating Expenses in the accompanying Consolidated Statements of Earnings in the third quarter of 2005. The after-tax gain was $40.7 million. The sale agreement provides that Akridge will release Pepco from, and has agreed to indemnify Pepco for, substantially all environmental liabilities associated with the land, except that Pepco will retain liability for claims by third parties arising from the release, if any, of hazardous substances from the land onto the adjacent property occurring before the closing of the sale.

(8) SUBSEQUENT EVENT

     On October 11, 2005, PCI received $13.3 million in cash related to the final liquidation of a financial investment that was written-off in 2001. PCI recorded an after-tax gain of $8.9 million in October 2005 as a result of the receipt of proceeds from the liquidation.

42 ____________________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
43 ____________________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Millions of Dollars)

Operating Revenues	$582.9	$575.5	$1,404.5	$1,406.3

Operating Expenses
Fuel and purchased energy	292.1	289.9	687.5	696.9
Other operation and maintenance	75.4	66.4	206.7	196.9
Depreciation and amortization	40.6	40.1	120.2	126.2
Other taxes	80.3	72.5	206.4	187.7
Gain on sale of assets	(69.6)	-	(72.4)	(6.6)
Total Operating Expenses	418.8	468.9	1,148.4	1,201.1

Operating Income	164.1	106.6	256.1	205.2

Other Income (Expenses)
Interest and dividend income	2.0	-	2.5	.1
Interest expense	(21.1)	(19.4)	(60.0)	(59.8)
Other income	2.8	2.3	11.7	5.3
Other expenses	(.6)	(.3)	(1.0)	(1.0)
Total Other Expenses, Net	(16.9)	(17.4)	(46.8)	(55.4)

Income Before Income Tax Expense	147.2	89.2	209.3	149.8

Income Tax Expense	64.9	33.2	91.6	58.2

Net Income	82.3	56.0	117.7	91.6

Dividends on Redeemable Serial Preferred Stock	.3	.1	.9	.9

Earnings Available for Common Stock	82.0	55.9	116.8	90.7

Retained Earnings at Beginning of Period	516.3	495.8	496.4	505.3

Dividend of Investment to Pepco Holdings	-	-	-	(2.1)

Dividends paid to Pepco Holdings	(48.0)	(52.4)	(62.9)	(94.6)

Retained Earnings at End of Period	$550.3	$499.3	$550.3	$499.3

The accompanying Notes are an integral part of these unaudited Financial Statements.

44 ____________________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
	September 30,	December 31,
ASSETS	2005	2004
	(Millions of Dollars)
CURRENT ASSETS
Cash and cash equivalents	$82.1	$1.5
Restricted cash	7.7	-
Accounts receivable, less allowance for uncollectible accounts of $18.5 million and $20.1 million, respectively	384.2	317.5
Materials and supplies-at average cost	39.1	38.2
Prepaid expenses and other	11.1	6.8
Total Current Assets	524.2	364.0

INVESTMENTS AND OTHER ASSETS
Regulatory assets	138.2	125.7
Prepaid pension expense	163.7	171.1
Other	137.7	129.9
Total Investments and Other Assets	439.6	426.7

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,962.5	4,869.4
Accumulated depreciation	(2,038.7)	(1,937.8)
Net Property, Plant and Equipment	2,923.8	2,931.6

TOTAL ASSETS	$3,887.6	$3,722.3

The accompanying Notes are an integral part of these unaudited Financial Statements.

45 ____________________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
	September 30,	December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY	2005	2004
	(Millions of dollars, except shares)

CURRENT LIABILITIES
Short-term debt	$-	$114.0
Accounts payable and accrued liabilities	169.8	133.9
Accounts payable to associated companies	50.7	25.5
Capital lease obligations due within one year	4.9	4.7
Taxes accrued	135.3	50.9
Interest accrued	25.7	22.0
Other	94.3	83.6
Total Current Liabilities	480.7	434.6

DEFERRED CREDITS
Regulatory liabilities	103.0	126.7
Income taxes	703.4	711.9
Investment tax credits	17.1	18.6
Other post-retirement benefit obligation	47.5	43.8
Other	34.8	37.4
Total Deferred Credits	905.8	938.4

LONG-TERM LIABILITIES
Long-term debt	1,298.8	1,198.3
Capital lease obligations	118.7	121.3
Total Long-Term Liabilities	1,417.5	1,319.6

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SERIAL PREFERRED STOCK	27.0	27.0

SHAREHOLDER'S EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, issued 100 shares	-	-
Premium on stock and other capital contributions	507.5	507.5
Capital stock expense	(.5)	(.5)
Accumulated other comprehensive loss	(.7)	(.7)
Retained earnings	550.3	496.4
Total Shareholder's Equity	1,056.6	1,002.7

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,887.6	$3,722.3

The accompanying Notes are an integral part of these unaudited Financial Statements.

46 ____________________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2005	2004
	(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$117.7	$91.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	120.2	126.2
Gain on sale of asset	(72.4)	(6.6)
Deferred income taxes	(2.5)	18.4
Regulatory assets, net	(29.3)	(19.2)
Changes in:
Accounts receivable	(66.7)	(91.1)
Accounts payable and accrued liabilities	71.3	25.1
Interest and taxes accrued	85.7	29.4
Other changes in working capital	(5.2)	18.9
Net other operating activities	.1	(2.1)
Net Cash From Operating Activities	218.9	190.6

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(129.2)	(146.7)
Proceeds from sale of assets	78.0	22.0
Change in restricted cash	(7.7)	-
Other investing activity	3.0	-
Net Cash Used By Investing Activities	(55.9)	(124.7)

FINANCING ACTIVITIES
Dividends to Pepco Holdings	(62.9)	(94.6)
Dividends paid on preferred stock	(.9)	(.9)
Issuances of long-term debt	175.0	275.0
Reacquisition of long-term debt	(175.0)	(210.0)
Repayment of short-term debt, net	(14.0)	(15.6)
Redemption of preferred stock	-	(6.6)
Net other financing activities	(4.6)	(9.1)
Net Cash Used By Financing Activities	(82.4)	(61.8)

Net Increase in Cash and Cash Equivalents	80.6	4.1
Cash and Cash Equivalents at Beginning of Period	1.5	6.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82.1	$10.9

The accompanying Notes are an integral part of these unaudited Financial Statements.

47 ____________________________________________________________________________________

NOTES TO UNAUDITED FINANCIAL STATEMENTS
POTOMAC ELECTRIC POWER COMPANY
(1) ORGANIZATION

     Potomac Electric Power Company (Pepco) is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Additionally, Pepco provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier, in both the District of Columbia and Maryland. Default Electricity Supply is known as Standard Offer Service (SOS) in both the District of Columbia and Maryland. Pepco's service territory covers approximately 640 square miles and has a population of approximately 2 million. Pepco is a wholly owned subsidiary of Pepco Holdings, Inc. (Pepco Holdings or PHI). Because PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA), the relationship between PHI and Pepco and certain activities of Pepco are subject to the regulatory oversight of the Securities and Exchange Commission (SEC) under PUHCA.

(2) ACCOUNTING POLICIES, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     Pepco's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in Pepco's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of Pepco's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to fairly state Pepco's financial condition as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005, and its cash flows for the nine months ended September 30, 2005, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2005 may not be indicative of results that will be realized for the full year ending December 31, 2005 since the sales of electric energy are seasonal. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

FIN 45

     As of September 30, 2005, Pepco did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as liabilities on its balance sheets.

FIN 46R

    Due to a variable element in the pricing structure of Pepco's purchase power agreement (Panda PPA) with Panda-Brandywine, L.P. (Panda), Pepco potentially assumes the variability in the operations of the plants of this entity and therefore has a variable interest in the entity. As

48 ____________________________________________________________________________________

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

     Power purchases related to the Panda PPA for the three months ended September 30, 2005 and 2004, were approximately $28 million and $19 million, respectively, and for the nine months ended September 30, 2005 and 2004, were approximately $68 million and $58 million, respectively. Pepco's exposure to loss under the Panda PPA is discussed in Note (4), Commitments and Contingencies, under "Relationship with Mirant Corporation."

Components of Net Periodic Benefit Cost
The following Pepco Holdings' information is for the three months ended September 30, 2005 and 2004.
	Pension Benefits		Other Post-Retirement Benefits
	2005	2004	2005	2004
	(In Millions)
Service cost	$9.4	$9.0	$2.2	$2.1
Interest cost	24.1	23.7	8.4	8.7
Expected return on plan assets	(31.3)	(31.1)	(2.8)	(2.4)
Amortization of prior service cost	.2	.3	(1.0)	(.5)
Amortization of net loss	3.1	1.6	3.0	2.8
Net periodic benefit cost	$5.5	$3.5	$9.8	$10.7

The following Pepco Holdings' information is for the nine months ended September 30, 2005 and 2004.
	Pension Benefits		Other Post-Retirement Benefits
	2005	2004	2005	2004
	(In Millions)
Service cost	$28.4	$27.0	$6.4	$6.4
Interest cost	72.0	71.0	25.2	26.6
Expected return on plan assets	(94.1)	(93.2)	(8.2)	(7.5)
Amortization of prior service cost	.8	.8	(2.9)	(1.3)
Amortization of net loss	8.3	4.9	8.9	8.5
Net periodic benefit cost	$15.4	$10.5	$29.4	$32.7

49 ____________________________________________________________________________________
Pension

     The 2005 pension net periodic benefit cost for the three months ended September 30, of $5.5 million includes $3.0 million for Pepco. The 2005 pension net periodic benefit cost for the nine months ended September 30, of $15.4 million includes $8.1 million for Pepco. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The 2004 pension net periodic benefit cost for the three months ended September 30, of $3.5 million includes $1.9 million for Pepco. The 2004 pension net periodic benefit cost for the nine months ended September 30, of $10.5 million includes $5.6 million for Pepco. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

The three and nine months ended September 30, 2005 pension net periodic benefit cost reflects a reduction in the expected return on assets assumption from 8.75% to 8.50% effective January 1, 2005.
Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2004 and 2003, PHI made discretionary tax-deductible cash contributions to the plan of $10 million and $50 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. As of September 30, 2005, no contributions have been made. The potential discretionary funding of the pension plan in 2005 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Post-Retirement Benefits

     The 2005 other post-retirement net periodic benefit cost for the three months ended September 30, of $9.8 million includes $4.5 million for Pepco. The 2005 other post-retirement net periodic benefit cost for the nine months ended September 30, of $29.4 million includes $13.5 million for Pepco. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries. The 2004 other post-retirement net periodic benefit cost for the three months ended September 30, of $10.7 million includes $3.5 million for Pepco. The 2004 other post-retirement net periodic benefit cost for the nine months ended September 30, of $32.7 million includes $12.5 million for Pepco. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries.

     The three and nine months ended September 30, 2005 other post-retirement net periodic benefit cost reflects a reduction in the expected return on assets assumption from 8.75% to 8.50% effective January 1, 2005.

Debt

     In September 2005, Pepco retired at maturity $100 million of 6.50% first mortgage bonds, and redeemed prior to maturity $75 million of 7.375% first mortgage bonds due 2025. Proceeds from the June issuance of $175 million of 5.40% senior secured notes were used to fund these payments.

50 ____________________________________________________________________________________
Effective Tax Rate

     Pepco's effective tax rate for the three months ended September 30, 2005 was 44% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior years subject to audit (which is the primary reason for the higher effective rate as compared to the three months ended September 30, 2004) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits and certain removal costs.

     Pepco's effective tax rate for the three months ended September 30, 2004 was 37% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory rate were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits, certain removal costs and decreases in estimates related to tax liabilities of prior years subject to audit.

     Pepco's effective tax rate for the nine months ended September 30, 2005 was 44% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior years subject to audit (which is the primary reason for the higher effective rate as compared to the nine months ended September 30, 2004) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits and certain removal costs.

     Pepco's effective tax rate for the nine months ended September 30, 2004 was 38% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory rate were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits, certain removal costs and decreases in estimates related to tax liabilities of prior years subject to audit.

Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including Pepco, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated in consolidation and no profit results from these transactions. PHI Service Company costs directly charged or allocated to Pepco for the three and nine months ended September 30, 2005 and 2004, were approximately $27.4 million and $22.4 million, and $80.8 million and $66.9 million, respectively.

     Certain subsidiaries of Pepco Energy Services perform utility maintenance services, including services that are treated as capital costs, for Pepco. Amounts paid by Pepco to these companies for the three and nine months ended September 30, 2005 and 2004, were approximately $3.5 million and $3.6 million and $8.5 million and $10.9 million, respectively.

As of September 30, 2005 and December 31, 2004, Pepco had the following balances on its Balance Sheets due to and from related parties:
51 ____________________________________________________________________________________

	2005	2004
	(In Millions)
Payable to Related Party (current)
PHI Service Company	$(12.8)	$(12.9)
Pepco Energy Services (a)	(37.9)	(12.5)
Other Related Party Activity	-	(.1)
Total Payable to Related Parties	$(50.7)	$(25.5)
Money Pool Balance with Pepco Holdings (included in short-term debt in 2004 on the balance sheet)	-	(14.0)

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

FIN 47

     In March 2005, the FASB published FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that FASB Statement No. 143," Accounting for Asset Retirement Obligations" applies to conditional asset retirement obligations and requires that the fair value of a reasonably estimable conditional asset retirement obligation be recognized as part of the carrying amounts of the asset. FIN 47 is effective no later than the end of the first fiscal year ending after December 15, 2005 (i.e., December 31, 2005 for Pepco).  Pepco is in the process of evaluating the anticipated impact that the implementation of FIN 47 will have on its overall financial condition or results of operations.

52 ____________________________________________________________________________________
EITF 04-13

     In September 2005, the FASB ratified EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13). The Issue addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of APB Opinion 29. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006 (April 1, 2006 for Pepco). EITF 04-13 may not impact Pepco's net income or overall financial condition but rather may result in certain revenues and costs being presented on a net basis. Pepco is in the process of evaluating the impact of EITF 04-13 on the income statement presentation of purchases and sales covered by the Issue.

(3) SEGMENT INFORMATION
In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Pepco has one segment, its regulated utility business.
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

____________________________________________________________________________________

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

     Pepco has also asserted the Pepco TPA Claim against other Mirant entities, which Pepco believes are liable to Pepco under the terms of the Asset Purchase and Sale Agreement's Assignment and Assumption Agreement (the Assignment Agreement). Under the Assignment Agreement, Pepco believes that each of the Mirant entities assumed and agreed to discharge certain liabilities and obligations of Pepco as defined in the Asset Purchase and Sale Agreement. Mirant has filed objections to these claims. Under the original plan of reorganization filed by the Mirant entities with the Bankruptcy Court, certain Mirant entities other than Mirant Corporation would pay significantly higher percentages of the claims of their creditors than would Mirant Corporation. The amount that Pepco will be able to recover from the Mirant bankruptcy estate with respect to the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors of the Mirant entities determined to be liable for the Pepco TPA Claim. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

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

Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due to Pepco with respect to the PPA-Related Obligations (the Mirant Pre-Petition Obligations). The Mirant Pre-Petition Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco has filed Proofs of Claim in the Mirant bankruptcy proceeding in the amount of approximately $26 million to recover this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. The $3 million difference between Mirant's unpaid obligation to Pepco and the $26 million Proofs of Claim primarily represents a TPA settlement

54 ____________________________________________________________________________________

adjustment that is included in the $105 million Proofs of Claim filed by Pepco against the Mirant debtors in respect of the Pepco TPA Claim. In view of the uncertainty as to recoverability, Pepco, in the third quarter of 2003, expensed $14.5 million to establish a reserve against the $29 million receivable from Mirant. In January 2004, Pepco paid approximately $2.5 million to Panda in settlement of certain billing disputes under the Panda PPA that related to periods after the sale of Pepco's generation assets to Mirant. Pepco believes that under the terms of the Asset Purchase and Sale Agreement, Mirant is obligated to reimburse Pepco for the settlement payment. Accordingly, in the first quarter of 2004, Pepco increased the amount of the receivable due from Mirant by approximately $2.5 million and amended its Proofs of Claim to include this amount. Pepco currently estimates that the $14.5 million expensed in the third quarter of 2003 represents the portion of the entire $31.5 million receivable unlikely to be recovered in bankruptcy, and no additional reserve has been established for the $2.5 million increase in the receivable. The amount expensed represents Pepco's estimate of the possible outcome in bankruptcy, although the amount ultimately recovered could be higher or lower.

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

     On December 9, 2004, the District Court issued an order again denying Mirant's motion to reject the PPA-Related Obligations. The District Court found that the PPA-Related Obligations are not severable from the Asset Purchase and Sale Agreement and that the Asset Purchase and Sale Agreement cannot be rejected in part, as Mirant was seeking to do. Both Mirant and the Creditors' Committee appealed the District Court's order to the Court of Appeals. Briefing of this matter by the interested parties has been completed. Oral arguments have not yet been scheduled.

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

On January 21, 2005, Mirant filed in the Bankruptcy Court a motion seeking to reject certain of its ongoing obligations under the Asset Purchase and Sale Agreement, including the PPA-
55 ____________________________________________________________________________________

Related Obligations (the Second Motion to Reject). On March 1, 2005, the District Court entered an order (as amended by a second order issued on March 7, 2005) granting Pepco's motion to withdraw jurisdiction over these rejection proceedings from the Bankruptcy Court. Mirant and the Creditor's Committee have appealed these orders to the Court of Appeals. Amicus briefs, which are briefs filed by persons who are not parties to the proceeding, but who nevertheless have a strong interest -- in this instance a broad public interest -- in the case, in support Pepco's position have been filed with the Court of Appeals by the Maryland Public Service Commission (MPSC) and the Office of People's Counsel of Maryland (Maryland OPC). Briefing of this matter by the interested parties has been completed. Oral arguments have not yet been scheduled.

     On March 28, 2005, Pepco, FERC, the Office of People's Counsel of the District of Columbia (the District of Columbia OPC), the MPSC and the Maryland OPC filed in the District Court oppositions to the Second Motion to Reject. By order entered August 16, 2005, the District Court has informally stayed this matter, pending a decision by the Court of Appeals on the District Court's orders withdrawing jurisdiction from the Bankruptcy Court.

     Pepco is exercising all available legal remedies and vigorously opposing Mirant's efforts to reject the PPA-Related Obligations and other obligations under the Asset Purchase and Sale Agreement in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose these efforts by Mirant, the ultimate outcome is uncertain.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order granting the rejection and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event that September 18, 2003 is determined to be the effective date of rejection, is approximately $225.1 million as of November 1, 2005.

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

     Any repayment by Pepco of amounts received from Mirant in respect of the PPA-Related Obligations would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. To the extent such amounts were not recovered from the Mirant bankruptcy estate, Pepco believes they would be recoverable as stranded costs from customers through distribution rates as described below.

The following are estimates prepared by Pepco of its potential future exposure if Mirant's attempt to reject the PPA-Related Obligations ultimately is successful. These estimates are
56 ____________________________________________________________________________________

based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of November 1, 2005 representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of November 1, 2005, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 6.3 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 7.1 cents per kilowatt hour, Pepco estimates that it would receive approximately $4.9 million for the remainder of 2005, the final year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of November 1, 2005, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 17.0 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 11.6 cents per kilowatt hour, Pepco estimates that it would cost approximately $5 million for the remainder of 2005, approximately $23 million in 2006, approximately $25 million in 2007, and approximately $22 million to $36 million annually thereafter through the 2021 contract termination date.

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

     If Mirant ultimately were successful in rejecting the PPA-Related Obligations and Pepco's full claim were not recovered from the Mirant bankruptcy estate, Pepco would seek authority from the MPSC and the District of Columbia Public Service Commission (DCPSC) to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered from Pepco's customers through its distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

57 ____________________________________________________________________________________

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss; the accounting treatment of such a loss, however, would depend on a number of legal and regulatory factors.

Mirant's Fraudulent Transfer Claim

     On July 13, 2005, Mirant filed a complaint in the Bankruptcy Court against Pepco alleging that Mirant's $2.65 billion purchase of Pepco's generating assets in June 2000 constituted a fraudulent transfer. Mirant alleges in the complaint that the value of Pepco's generation assets was "not fair consideration or fair or reasonably equivalent value for the consideration paid to Pepco" and that it thereby rendered Mirant insolvent, or, alternatively, that Pepco and Southern Energy, Inc. (as predecessor to Mirant) intended that Mirant would incur debts beyond its ability to pay them. Mirant asks that the Court enter an order "declaring that the consideration paid for the Pepco assets, to the extent it exceeds the fair value of the Pepco assets, to be a conveyance or transfer in fraud of the rights of Creditors under state law" and seeks compensatory and punitive damages.

     Pepco believes this claim has no merit and is vigorously contesting the claim. On September 20, 2005, Pepco filed a motion to withdraw this complaint to the District Court and on September 30, 2005, Pepco filed its answer in the Bankruptcy Court. On October 20, 2005, the Bankruptcy Court issued a report and recommendation to the District Court, which recommends that the District Court grant the motion to withdraw the reference. The District Court will now consider whether to accept the recommendation to withdraw the reference. Pepco cannot predict when the District Court will make a decision or whether it will accept the recommendation of the Bankruptcy Court.

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

Mirant Plan of Reorganization
On January 19, 2005, Mirant filed its Plan of Reorganization and Disclosure Statement with the Bankruptcy Court (the Original Reorganization Plan) under which Mirant proposed to
58 ____________________________________________________________________________________

transfer all assets to "New Mirant" (an entity it proposed to create in the reorganization), with the exception of the PPA-Related Obligations. Mirant proposed that the PPA-Related Obligations would remain in "Old Mirant," which would be a shell entity as a result of the reorganization. On March 25, 2005, Mirant filed its First Amended Plan of Reorganization and First Amended Disclosure Statement (the Amended Reorganization Plan), in which Mirant abandoned the proposal that the PPA-Related Obligations would remain in "Old Mirant," but did not clarify how the PPA-Related Obligations would be treated. On September 22, 2005, Mirant filed its Second Amended Disclosure Statement and Second Amended Plan of Reorganization. Pepco filed objections to the Second Amended Disclosure Statement on September 28, 2005 and a revised version of the Second Amended Disclosure Statement, including the changes and clarifications requested by Pepco, was filed and approved by the Bankruptcy Court on September 30, 2005. Pepco is still analyzing, and has not yet determined whether to file an objection to, the Second Amended Plan of Reorganization. Objections to confirmation of the Second Amended Plan of Reorganization are due November 10, 2005.

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

     On June 17, 2005, FERC issued an order approving the planned restructuring outlined in the Original Reorganization Plan, which has since been superseded by the Second Amended Plan of Reorganization, as discussed above. The Second Amended Plan of Reorganization does not provide for the same restructuring contemplated in the Original Reorganization Plan. While the FERC order had no direct impact on Pepco, the order included a discussion regarding potential future rate impacts if the courts were to permit rejection of the PPAs. Because Pepco disagreed with this discussion, Pepco filed a motion for rehearing on July 18, 2005 (before Mirant filed its Second Amended Plan of Reorganization). On August 17, 2005, the FERC entered an order granting the request for rehearing "for the limited purpose of further consideration." This order simply means that the request for rehearing remains pending. Pepco cannot predict the outcome of its motion for rehearing.

Rate Proceedings
Federal Energy Regulatory Commission

     On January 31, 2005, Pepco filed at the FERC to reset its rates for network transmission service using a formula methodology. Pepco also sought a 12.4% return on common equity and a 50-basis-point return on equity adder that the FERC had made available to transmission utilities who had joined Regional Transmission Organizations and thus turned over control of their assets to an independent entity. The FERC issued an order on May 31, 2005, approving the rates to go into effect June 1, 2005, subject to refund, hearings, and further orders. The new rates reflect a decrease of 7.7% in Pepco's transmission rate. Pepco continues in settlement discussions and cannot predict the ultimate outcome of this proceeding.

59 ____________________________________________________________________________________
Divestiture Cases
District of Columbia

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed in July 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's DCPSC-approved divestiture settlement that provided for a sharing of any net proceeds from the sale of Pepco's generation-related assets. One of the principal issues in the case is whether Pepco should be required to share with customers the excess deferred income taxes (EDIT) and accumulated deferred investment tax credits (ADITC) associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code and its implementing regulations. As of September 30, 2005, the District of Columbia allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $6.5 million and $5.8 million, respectively. In March 2003, the Internal Revenue Service (IRS) issued a notice of proposed rulemaking (NOPR) that is relevant to that principal issue. The NOPR would allow for the sharing of EDIT and ADITC related to divested assets with utility customers on a prospective basis and at the election of the taxpayer on a retroactive basis. Comments on the NOPR were filed by several parties in June 2003, and the IRS held a public hearing later in June 2003; however, no final rules have been issued. As a result of the NOPR, three of the parties in the divestiture case filed comments with the DCPSC urging the DCPSC to decide the tax issues now on the basis of the proposed rule. Pepco filed comments with the DCPSC in reply to those comments, in which Pepco stated that the courts have held and the IRS has stated that proposed rules are not authoritative and that no decision should be issued on the basis of proposed rules. Instead, Pepco argued that the only prudent course of action is for the DCPSC to await the issuance of final regulations relating to the tax issues and then allow the parties to file supplemental briefs on the tax issues. Pepco cannot predict whether the IRS will adopt the regulations as proposed, make changes before issuing final regulations or decide not to adopt regulations. Other issues in the proceeding deal with the treatment of internal costs and cost allocations as deductions from the gross proceeds of the divestiture.

     Pepco believes that a sharing of EDIT and ADITC would violate the normalization rules. If Pepco were required to share EDIT and ADITC and, as a result, the normalization rules were violated, Pepco would be unable to use accelerated depreciation on District of Columbia allocated or assigned property. Pepco, in addition to sharing with customers the generation-related EDIT and ADITC balances, would have to pay to the IRS an amount equal to Pepco's District of Columbia jurisdictional generation-related ADITC balance ($5.8 million as of September 30, 2005), as well as its District of Columbia jurisdictional transmission and distribution-related ADITC balance ($5.5 million as of September 30, 2005) in each case as those balances exist as of the later of the date a DCPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the DCPSC order becomes operative.

     Pepco believes that its calculation of the District of Columbia customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to make additional gain-sharing payments to District of Columbia customers, including the payments described above related to EDIT and ADITC. Such additional payments (which, other than the EDIT and ADITC related payments, cannot be estimated) would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on Pepco's and PHI's results of operations for those periods. However,

60 ____________________________________________________________________________________

neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial condition. It is uncertain when the DCPSC will issue a decision regarding Pepco's divestiture proceeds sharing application.

Maryland

    Pepco filed its divestiture proceeds plan application in Maryland in April 2001. The principal issue in the Maryland case is the same EDIT and ADITC sharing issue that has been raised in the District of Columbia case. See the discussion above under "Divestiture Cases - District of Columbia." As of September 30, 2005, the Maryland allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $9.1 million and $10.4 million, respectively. Other issues deal with the treatment of certain costs as deductions from the gross proceeds of the divestiture. In November 2003, the Hearing Examiner in the Maryland proceeding issued a proposed order with respect to the application that concluded that Pepco's Maryland divestiture settlement agreement provided for a sharing between Pepco and customers of the EDIT and ADITC associated with the sold assets. Pepco believes that such a sharing would violate the normalization rules and would result in Pepco's inability to use accelerated depreciation on Maryland allocated or assigned property. If the proposed order is affirmed, Pepco would have to share with its Maryland customers, on an approximately 50/50 basis, the Maryland allocated portion of the generation-related EDIT ($9.1 million as of September 30, 2005), and the Maryland-allocated portion of generation-related ADITC. If such sharing were to violate the normalization rules, Pepco, in addition to sharing with customers an amount equal to approximately 50 percent of the generation-related ADITC balance, would be unable to use accelerated depreciation on Maryland allocated or assigned property. Furthermore, Pepco would have to pay to the IRS an amount equal to Pepco's Maryland jurisdictional generation-related ADITC balance ($10.4 million as of September 30, 2005), as well as its Maryland retail jurisdictional ADITC transmission and distribution-related balance ($9.8 million as of September 30, 2005), in each case as those balances exist as of the later of the date a MPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the MPSC order becomes operative. The Hearing Examiner decided all other issues in favor of Pepco, except for the determination that only one-half of the severance payments that Pepco included in its calculation of corporate reorganization costs should be deducted from the sales proceeds before sharing of the net gain between Pepco and customers. See also the disclosure above under "Divestiture Cases - District of Columbia" regarding the March 2003 IRS NOPR.

     Under Maryland law, if the proposed order is appealed to the MPSC, the proposed order is not a final, binding order of the MPSC and further action by the MPSC is required with respect to this matter. Pepco has appealed the Hearing Examiner's decision as it relates to the treatment of EDIT and ADITC and corporate reorganization costs to the MPSC. Consistent with Pepco's position in the District of Columbia, Pepco has argued that the only prudent course of action is for the MPSC to await the issuance of final regulations relating to the tax issues and then allow the parties to file supplemental briefs on the tax issues. Pepco believes that its calculation of the Maryland customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to share with its customers approximately 50 percent of the EDIT and ADITC balances described above and make additional gain-sharing payments related to the disallowed severance payments. Such additional payments would be charged to expense in the quarter and year in which a final decision is

61 ____________________________________________________________________________________

rendered and could have a material adverse effect on results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial condition. It is uncertain when the MPSC will rule on the appeal.

SOS Proceeding
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
62 ____________________________________________________________________________________

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

Environmental Litigation

     Pepco is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. Pepco may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices. Although penalties assessed for violations of environmental laws and regulations are not recoverable from Pepco's customers, environmental clean-up costs incurred by Pepco would be included by in its cost of service for ratemaking purposes.

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

63 ____________________________________________________________________________________

     In October 1994, an Remedial Investigation/Feasibility Study (RI/FS) including a number of possible remedies was submitted to the EPA. In December 1997, the EPA issued a Record of Decision that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million. In June 1998, the EPA issued a unilateral administrative order to Pepco and 12 other PRPs directing them to conduct the design and actions called for in its decision. In May 2003, two of the potentially liable owner/operator entities filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In October 2003, the bankruptcy court confirmed a reorganization plan that incorporates the terms of a settlement among the debtors, the United States and a group of utility PRPs including Pepco (the Utility PRPs). Under the bankruptcy settlement, the reorganized entity/site owner will pay a total of $13.25 million to remediate the site (the Bankruptcy Settlement).

     On September 2, 2005 the United States lodged with the U.S. District Court for the Eastern District of Pennsylvania global consent decrees for the Metal Bank site, which the Utility PRPs entered into on August 23, 2005 with the U.S. Department of Justice, EPA, The City of Philadelphia and two owner/operators of the site with respect to clean up of the site. The global settlement includes three Companion Consent Decrees (for the Utility PRPs and one each for the two owner/operators) and an agreement with The City of Philadelphia. Under the terms of the settlement, the two owner/operators will make payments totaling $5.55 million to the U.S. and totaling $4.05 million to the Utility PRPs. The Utility PRPs will perform the remedy at the site and will be able to draw on the $13.25 million from the Bankruptcy Settlement to accomplish the remediation (the Bankruptcy Funds). The Utility PRPs will contribute funds to the extent remediation costs exceed the Bankruptcy Funds available. The Utility PRPs will not be liable for any of the United States' past costs in connection with the site, but will be liable for EPA costs associated with overseeing the monitoring and operation of the site remedy after the remedy construction is certified to be complete and also the cost of performing the "5 year" review of site conditions required by the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Any Bankruptcy Funds not spent on the remedy may be used to cover the Utility PRPs' liabilities for future costs. No parties are released from potential liability for damages to natural resources. The global settlement agreement is subject to a public comment period and approval by the court. If for any reason the court declines to enter one or more Companion Consent Decrees, the United States and the Utility PRPs will have 30 days to withdraw or withhold consent for the other Companion Consent Decrees. Court approval could be obtained as early as the fourth quarter 2005.

     As of September 30, 2005, Pepco had accrued $1.7 million to meet its liability for a remedy at the Metal Bank/Cottman Avenue site. While final costs to Pepco of the settlement have not been determined, Pepco believes that its liability at this site will not have a material adverse effect on its financial condition or results of operations.

IRS Mixed Service Cost Issue

     During 2001, Pepco changed its methods of accounting with respect to capitalizable construction costs for income tax purposes, which allow the companies to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through September 30, 2005, these accelerated deductions have generated incremental tax cash flow benefits for Pepco of approximately $94 million, primarily attributable to its 2001 tax returns. On August 2, 2005, the IRS issued Revenue Ruling 2005-53 (the Revenue Ruling) that will limit the ability of the companies to utilize this method of accounting for income tax purposes on their

64 ____________________________________________________________________________________

tax returns for 2004 and prior years. Pepco intends to contest any IRS adjustment to its prior year income tax returns based on the Revenue Ruling. However, if the IRS is successful in applying this Revenue Ruling, Pepco would be required to capitalize and depreciate a portion of the construction costs previously deducted and repay the associated income tax benefits, along with interest thereon. During the third quarter 2005, Pepco recorded a $4.6 million increase in income tax expense to account for the accrued interest that would be paid on the portion of tax benefits that Pepco estimates would be deferred to future years if the construction costs previously deducted are required to be capitalized and depreciated.

     On the same day as the Revenue Ruling was issued, the Treasury Department released regulations that, if adopted in their current form, would require Pepco to change its method of accounting with respect to capitalizable construction costs for income tax purposes for all future tax periods beginning in 2005. Under these regulations, Pepco will have to capitalize and depreciate a portion of the construction costs that they have previously deducted and repay, over a two year period beginning with tax year 2005, the associated income tax benefits. Pepco is continuing to work with the industry to determine an alternative method of accounting for capitalizable construction costs acceptable to the IRS to replace the method disallowed by the new regulations.

(5) SALE OF BUZZARD POINT PROPERTY

     On August 25, 2005, John Akridge Development Company ("Akridge") purchased 384,051 square feet of excess non-utility land owned by Pepco located at Buzzard Point in the District of Columbia. The contract price was $75 million in cash and resulted in a pre-tax gain of $68.1 million which is recorded as a reduction of Operating Expenses in the accompanying Consolidated Statements of Earnings in the third quarter of 2005. The after-tax gain was $40.7 million. The sale agreement provides that Akridge will release Pepco from, and has agreed to indemnify Pepco for, substantially all environmental liabilities associated with the land, except that Pepco will retain liability for claims by third parties arising from the release, if any, of hazardous substances from the land onto the adjacent property occurring before the closing of the sale.

65 ____________________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
66 ____________________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Millions of Dollars)

Operating Revenues
Electric	$337.6	$295.0	$837.6	$794.1
Natural Gas	36.1	24.8	195.3	174.0
Total Operating Revenues	373.7	319.8	1,032.9	968.1

Operating Expenses
Fuel and purchased energy	227.6	198.3	545.7	517.8
Gas purchased	26.8	16.4	147.7	127.8
Other operation and maintenance	43.2	45.5	128.0	129.8
Depreciation and amortization	19.0	18.7	56.4	55.0
Other taxes	8.4	9.2	25.9	18.7
Gain on sale of assets	(2.0)	-	(2.9)	-
Total Operating Expenses	323.0	288.1	900.8	849.1

Operating Income	50.7	31.7	132.1	119.0

Other Income (Expenses)
Interest and dividend income	.1	.1	.6	.2
Interest expense	(8.3)	(7.7)	(26.1)	(24.7)
Other income	2.0	2.0	4.7	4.7
Other expenses	(1.1)	(1.0)	(2.2)	(2.1)
Total Other Expenses, Net	(7.3)	(6.6)	(23.0)	(21.9)

Income Before Income Tax Expense	43.4	25.1	109.1	97.1

Income Tax Expense	19.6	11.0	49.0	40.7

Net Income	23.8	14.1	60.1	56.4

Dividends on Redeemable Serial Preferred Stock	.3	.2	.8	.7

Earnings Available for Common Stock	23.5	13.9	59.3	55.7

Retained Earnings at Beginning of Period	364.1	364.7	364.7	367.4

Dividends paid to Pepco Holdings	-	(13.7)	(36.4)	(58.2)

Retained Earnings at End of Period	$387.6	$364.9	$387.6	$364.9

The accompanying Notes are an integral part of these unaudited Financial Statements.

67 ____________________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY BALANCE SHEETS (Unaudited)
	September 30,	December 31,
ASSETS	2005	2004
	(Millions of Dollars)

CURRENT ASSETS
Cash and cash equivalents	$5.7	$3.7
Restricted cash	-	4.8
Accounts receivable, less allowance for uncollectible accounts of $9.2 million and $8.7 million, respectively	184.6	174.7
Fuel, materials and supplies-at average cost	40.4	38.4
Prepaid expenses and other	44.7	11.6
Total Current Assets	275.4	233.2

INVESTMENTS AND OTHER ASSETS
Goodwill	48.5	48.5
Regulatory assets	120.9	140.3
Prepaid pension expense	211.1	204.7
Other	32.5	29.8
Total Investments and Other Assets	413.0	423.3

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,380.9	2,303.4
Accumulated depreciation	(788.4)	(755.0)
Net Property, Plant and Equipment	1,592.5	1,548.4

TOTAL ASSETS	$2,280.9	$2,204.9

The accompanying Notes are an integral part of these unaudited Financial Statements.

68 ____________________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY BALANCE SHEETS (Unaudited)
	September 30,	December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY	2005	2004
(Millions of dollars, except shares)

CURRENT LIABILITIES
Short-term debt	$140.3	$137.0
Accounts payable and accrued liabilities	60.7	59.7
Accounts payable due to associated companies	38.8	46.3
Capital lease obligations due within one year	.2	.2
Taxes accrued	46.0	6.6
Interest accrued	9.1	6.3
Other	45.7	60.9
Total Current Liabilities	340.8	317.0

DEFERRED CREDITS
Regulatory liabilities	259.9	220.6
Income taxes	432.5	430.9
Investment tax credits	11.0	11.7
Above-market purchased energy contracts and other electric restructuring liabilities	26.4	30.6
Other	29.3	32.5
Total Deferred Credits	759.1	726.3

LONG-TERM LIABILITIES
Long-term debt	536.3	539.6
Capital lease obligations	-	.2
Total Long-Term Liabilities	536.3	539.8

COMMITMENTS AND CONTINGENCIES (NOTE 4)

REDEEMABLE SERIAL PREFERRED STOCK	21.7	21.7

SHAREHOLDER'S EQUITY
Common stock, $2.25 par value, authorized 1,000,000 shares, issued 1,000 shares	-	-
Premium on stock and other capital contributions	245.4	245.4
Capital stock expense	(10.0)	(10.0)
Retained earnings	387.6	364.7
Total Shareholder's Equity	623.0	600.1

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,280.9	$2,204.9

The accompanying Notes are an integral part of these unaudited Financial Statements.

69 ____________________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2005	2004
(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$60.1	$56.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	56.4	55.0
Gain on sale of assets	(2.9)	-
Deferred income taxes	(7.0)	25.8
Investment tax credit adjustments	(.7)	(.7)
Regulatory assets, net	28.6	5.9
Changes in:
Accounts receivable	(10.0)	(14.1)
Accounts payable and accrued liabilities	(6.3)	9.0
Interest and taxes accrued	38.2	6.1
Other changes in working capital	(12.3)	(10.8)
Net other operating	(10.2)	(5.1)
Net Cash From Operating Activities	133.9	127.5

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(102.3)	(82.0)
Proceeds from sale of property	3.6	-
Net other investing activities	4.8	(4.8)
Net Cash Used By Investing Activities	(93.9)	(86.8)

FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(36.4)	(58.2)
Dividends paid on preferred stock	(.8)	(.7)
Issuances of long-term debt	100.0	-
Reacquisition of long term debt	(102.7)	(2.4)
Redemption of debentures issued to financing trust	-	(70.0)
Net change in short-term debt	3.1	89.9
Net other financing activities	(1.2)	(.3)
Net Cash Used By Financing Activities	(38.0)	(41.7)

Net Increase (Decrease) in Cash and Cash Equivalents	2.0	(1.0)
Cash and Cash Equivalents at Beginning of Period	3.7	4.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5.7	$3.9

The accompanying Notes are an integral part of these unaudited Financial Statements.

70 ____________________________________________________________________________________

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

(2) ACCOUNTING POLICIES, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     DPL's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in DPL's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of DPL's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to fairly state DPL's financial condition as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005, and its cash flows for the nine months ended September 30, 2005 in accordance with GAAP. Interim results for the three and nine months ended September 30, 2005 may not be indicative of results that will be realized for the full year ending December 31, 2005 since the sales of electric energy and natural gas are seasonal. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

71 ____________________________________________________________________________________
FIN 45

     As of September 30, 2005, DPL did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as liabilities on its consolidated balance sheets.

Components of Net Periodic Benefit Cost
The following Pepco Holdings' information is for the three months ended September 30, 2005 and 2004.
	Pension Benefits		Other Post-Retirement Benefits
	2005	2004	2005	2004
	(In Millions)
Service cost	$9.4	$9.0	$2.2	$2.1
Interest cost	24.1	23.7	8.4	8.7
Expected return on plan assets	(31.3)	(31.1)	(2.8)	(2.4)
Amortization of prior service cost	.2	.3	(1.0)	(.5)
Amortization of net loss	3.1	1.6	3.0	2.8
Net periodic benefit cost	$5.5	$3.5	$9.8	$10.7

The following Pepco Holdings' information is for the nine months ended September 30, 2005 and 2004.
	Pension Benefits		Other Post-Retirement Benefits
	2005	2004	2005	2004
	(In Millions)
Service cost	$28.4	$27.0	$6.4	$6.4
Interest cost	72.0	71.0	25.2	26.6
Expected return on plan assets	(94.1)	(93.2)	(8.2)	(7.5)
Amortization of prior service cost	.8	.8	(2.9)	(1.3)
Amortization of net loss	8.3	4.9	8.9	8.5
Net periodic benefit cost	$15.4	$10.5	$29.4	$32.7

Pension

     The 2005 pension net periodic benefit cost/(income) for the three months ended September 30, of $5.5 million includes $(2.1) million for DPL. The 2005 pension net periodic benefit cost/(income) for the nine months ended September 30, of $15.4 million includes $(6.0) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The 2004 pension net periodic benefit cost/(income) for the three months ended September 30, of $3.5 million includes $(2.2) million for DPL. The 2004 pension net periodic benefit cost/(income) for the nine months ended September 30, of $10.5 million includes

72 ____________________________________________________________________________________
$(6.5) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries.
The three and nine months ended September 30, 2005 pension net periodic benefit cost reflects a reduction in the expected return on assets assumption from 8.75% to 8.50% effective January 1, 2005.
Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2004 and 2003, PHI made discretionary tax-deductible cash contributions to the plan of $10 million and $50 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. As of September 30, 2005, no contributions have been made. The potential discretionary funding of the pension plan in 2005 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Post-Retirement Benefits

     The 2005 other post-retirement net periodic benefit cost for the three months ended September 30, of $9.8 million includes $1.5 million for DPL. The 2005 other post-retirement net periodic benefit cost for the nine months ended September 30, of $29.4 million includes $4.5 million for DPL. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries. The 2004 other post-retirement net periodic benefit cost for the three months ended September 30, of $10.7 million includes $2.5 million for DPL. The 2004 other post-retirement net periodic benefit cost for the nine months ended September 30, of $32.7 million includes $7.1 million for DPL. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries.

     The three and nine months ended September 30, 2005 other post-retirement net periodic benefit cost reflects a reduction in the expected return on assets assumption from 8.75% to 8.50% effective January 1, 2005.

Effective Tax Rate

     DPL's effective tax rate for the three months ended September 30, 2005 was 45% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior tax years subject to audit, and the flow-through of certain book tax depreciation differences partially offset by the flow-through of deferred investment tax credits.

73 ____________________________________________________________________________________

     DPL's effective tax rate for the three months ended September 30, 2004 was 44% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior tax years subject to audit and the flow-through of certain book tax depreciation differences partially offset by the flow-through of deferred investment tax credits.

     DPL's effective tax rate for the nine months ended September 30, 2005 was 45% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior tax years subject to audit, and the flow-through of certain book tax depreciation differences partially offset by the flow-through of deferred investment tax credits.

     DPL's effective tax rate for the nine months ended September 30, 2004 was 42% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior tax years subject to audit, and the flow-through of certain book tax depreciation differences partially offset by the flow-through of deferred investment tax credits.

Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including DPL, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated in consolidation and no profit results from these transactions. PHI Service Company costs directly charged or allocated to DPL for the three and nine months ended September 30, 2005 and 2004, were $22.5 million and $23.2 million, and $71.7 million and $72.5 million, respectively.

In addition to the PHI Service Company charges described above, DPL's Statements of Earnings include the following expenses incurred by DPL in related party transactions:
	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Millions)
Full Requirements Contract with Conectiv Energy Supply for power, capacity and ancillary services to service POLR (included in Fuel and purchased energy expenses)	$138.4	$128.5	$333.6	$419.2
SOS agreement with Conectiv Energy Supply (included in Fuel and purchased energy expenses)	17.4	7.2	39.6	7.2
74 ____________________________________________________________________________________
As of September 30, 2005 and December 31, 2004, DPL had the following balances on its Balance Sheets due to and from related parties:
	2005	2004
	(In Millions)
Receivable from Related Party
King Street Assurance	$13.1	$6.7
Atlantic City Electric Company	1.2	-
Payable to Related Party (current)
PHI Service Company	(6.2)	(12.6)
Conectiv Energy Supply	(47.1)	(38.5)
Delmarva Operating Service Company	-	(2.4)
Other Related Party Activity	.2	.5
Total Net Payable to Related Parties	$(38.8)	$(46.3)
Money Pool Balance with Pepco Holdings (included in short-term debt on the balance sheet)	(32.5)	(29.5)

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

FIN 47

     In March 2005, the FASB published FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that FASB Statement No. 143, "Accounting for Asset Retirement Obligations," applies to conditional asset retirement obligations and requires that the fair value of a reasonably estimable conditional asset retirement obligation be recognized as part of the carrying amounts of the asset. FIN 47 is effective no later than the end of the first fiscal year ending after December 15, 2005 (i.e., December 31, 2005 for DPL).  DPL is in the process of evaluating the anticipated impact that the implementation of FIN 47 will have on its overall financial condition or results of operations.

EITF 04-13

     In September 2005, the FASB ratified EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13). The Issue addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of

75 ____________________________________________________________________________________

evaluating the effect of APB Opinion 29. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006 (April 1, 2006 for DPL). EITF 04-13 may not impact DPL's net income or overall financial condition but rather may result in certain revenues and costs being presented on a net basis. DPL is in the process of evaluating the impact of EITF 04-13 on the income statement presentation of purchases and sales covered by the Issue.

(3) SEGMENT INFORMATION
In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," DPL has one segment, its regulated utility business.
(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Rate Proceedings
Delaware

     In October 2004, DPL submitted its annual Gas Cost Rate (GCR) filing, which permits DPL to recover gas procurement costs through customer rates, to the Delaware Public Service Commission (DPSC). In its filing, DPL sought to increase its GCR by approximately 16.8% in anticipation of increasing natural gas commodity costs. In addition, in November 2004, DPL filed a supplemental filing seeking approval to further increase GCR rates by an additional 6.5% effective December 29, 2004. A final order approving both increases was issued by the DPSC on August 9, 2005.

     On October 3, 2005, DPL submitted its 2005 GCR filing to the DPSC. In its filing, DPL seeks to increase its GCR by approximately 38% in anticipation of increasing natural gas commodity costs. The proposed rate became effective November 1, 2005, subject to refund pending final DPSC approval after evidentiary hearings.

     As authorized by the April 16, 2002 settlement agreement in Delaware relating to the merger of Pepco and Conectiv (the DE Merger Settlement Agreement), on May 4, 2005, DPL filed with the DPSC a proposed increase of approximately $6.2 million in electric transmission service revenues, or about 1.1% of total Delaware retail electric revenues. This proposed revenue increase is the Delaware retail portion of the increase in the "Delmarva zonal" transmission rates on file with FERC under the Open Access Transmission Tariff (OATT) of the PJM Interconnection, LLC (PJM). This level of revenue increase will decrease to the extent that competitive retail suppliers provide a supply and transmission service to retail customers. In that circumstance, PJM would charge the competitive retail supplier the PJM OATT rate for transmission service into the Delmarva zone and DPL's charges to the retail customer would exclude as a "shopping credit" an amount equal to the SOS supply charge and the transmission and ancillary charges that would otherwise be charged by DPL to the retail customer. DPL began collecting this rate change for service rendered on and after June 3, 2005, subject to refund pending final approval by the DPSC.

76 ____________________________________________________________________________________

     On September 1, 2005, DPL filed with the DPSC its first comprehensive base rate case in ten years. This application was filed as a result of increasing costs and is consistent with a provision in the DE Merger Settlement Agreement permitting DPL to apply for an increase in rates effective as of May 1, 2006. DPL is seeking approval of an annual increase of approximately $5.1 million in its electric rates, with an increase of approximately $1.6 million to its electric distribution base rates after proposing to assign approximately $3.5 million in costs to the supply component of rates to be collected as part of the SOS. Of the approximately $1.6 million in net increases to its electric distribution base rates, DPL proposed that approximately $1.2 million be recovered through changes in delivery charges and that the remaining approximately $.4 million be recovered through changes in premise collection and reconnect fees. The full proposed revenue increase is approximately 0.9% of total annual electric utility revenues, while the proposed net increase to distribution rates is 0.2% of total annual electric utility revenues. DPL's distribution revenue requirement is based on a return on common equity of 11%. DPL also has proposed revised depreciation rates and a number of tariff modifications. On September 20, 2005, the DPSC issued an order approving DPL's request that the rate increase go into effect on May 1, 2006; subject to refund and pending evidentiary hearings. The order also suspends effectiveness of various proposed tariff rule changes until the case is concluded.

Federal Energy Regulatory Commission

     On January 31, 2005, DPL filed at the Federal Energy Regulatory Commission (FERC) to reset its rates for network transmission service using a formula methodology. DPL also sought a 12.4% return on common equity and a 50-basis-point return on equity adder that the FERC had made available to transmission utilities who had joined Regional Transmission Organizations and thus turned over control of their assets to an independent entity. The FERC issued an order on May 31, 2005, approving the rates to go into effect June 1, 2005, subject to refund, hearings, and further orders. The new rates reflect an increase of 6.5% in DPL's transmission rates. DPL continues in settlement discussions and cannot predict the ultimate outcome of this proceeding.

SOS, Default Service and POLR Proceedings
Virginia

     Under amendments to the Virginia Electric Utility Restructuring Act implemented in March 2004, DPL is obligated to offer Default Service to customers in Virginia for an indefinite period until relieved of that obligation by the Virginia State Corporation Commission (VSCC). DPL currently obtains all of the energy and capacity needed to fulfill its Default Service obligations in Virginia under a supply agreement with Conectiv Energy Supply, Inc. (Conectiv Energy) that commenced on January 1, 2005 and expires in May 2006 (the 2005 Supply Agreement). A prior agreement, also with Conectiv Energy, terminated effective December 31, 2004. DPL entered into the 2005 Supply Agreement after conducting a competitive bid procedure in which Conectiv Energy was the lowest bidder.

     In October 2004, DPL filed an application with the VSCC for approval to increase the rates that DPL charges its Virginia Default Service customers to allow it to recover its costs for power under the 2005 Supply Agreement plus an administrative charge and a margin. A VSCC order issued in November 2004 allowed DPL to put interim rates into effect on January 1, 2005, subject to refund if the VSCC subsequently determined the rate is excessive. The interim rates reflected an increase of 1.0247 cents per kilowatt hour (Kwh) to the fuel rate, which provide for

77 ____________________________________________________________________________________

recovery of the entire amount being paid by DPL to Conectiv Energy, but did not include an administrative charge or margin, pending further consideration of this issue. In January 2005, the VSCC ruled that the administrative charge and margin are base rate items not recoverable through a fuel clause. On March 25, 2005, the VSCC approved a settlement resolving all other issues and making the interim rates final, contingent only on possible future adjustment depending on the result of a related FERC proceeding, described below. However, in the VSCC proceeding addressing "Proposed Rules Governing Exemptions to Minimum Stay Requirements and Wires Charges" (the Wires Charges Proceeding), the VSCC staff recognized that DPL should be entitled to earn a reasonable margin related to hourly pricing customers. The size of any margin that may be allowed with respect to hourly priced customers has no current impact because DPL has no hourly priced customers in Virginia. DPL continues to maintain in the Wires Charges Proceeding that a margin should be earned on all customer classes. Discussions in the Wires Charges Proceeding regarding the size of the margin and the customer classes to which it will apply are continuing. DPL cannot predict the outcome of the Wires Charges Proceeding.

     In October 2004, Conectiv Energy made a filing with FERC requesting authorization to enter into a contract to supply power to an affiliate, DPL, under the 2005 Supply Agreement. In December 2004, FERC granted the requested authorization effective January 1, 2005, subject to refund and hearings on the narrow question whether, given the absence of direct VSCC oversight over the DPL competitive bid process, DPL unduly preferred its own affiliate, Conectiv Energy, in the design and implementation of the DPL competitive bid process or in the credit criteria and analysis applied. On June 8, 2005, Conectiv Energy entered into a stipulation with FERC staff and the Virginia Office of Attorney General resolving all issues regarding DPL's procurement process. The stipulation concludes that DPL did not favor Conectiv Energy in awarding it the 2005 Supply Agreement. As part of the stipulation, DPL sent a letter to FERC committing to use a third-party independent monitor in future Virginia solicitations. On October 14, 2005, FERC issued an Order Approving Uncontested Settlement in which it approved the stipulation entered into by Conectiv Energy and the FERC staff and terminated the proceeding.

Delaware

     Under a settlement approved by the DPSC, DPL is required to provide POLR service to retail customers in Delaware until May 1, 2006. In October 2004, the DPSC initiated a proceeding to investigate and determine which entity should act as the SOS supplier in DPL's Delaware service territory after May 1, 2006, and what prices should be charged for SOS after May 1, 2006. On March 22, 2005, the DPSC issued an order approving DPL as the SOS provider at market rates after May 1, 2006, when DPL's current fixed rate POLR obligation ends. The DPSC also approved a structure whereby DPL will retain the SOS obligation for an indefinite period until changed by the DPSC, and will purchase the power supply required to satisfy its market rate fixed-price SOS obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure.

     On July 18, 2005, the DPSC staff, the Division of the Public Advocate, a group representing DPL's industrial and commercial customers, Conectiv Energy and DPL filed with the Hearing Examiner a comprehensive settlement agreement addressing the process under which supply would be acquired by DPL and the way in which SOS prices would be set and monitored. The settlement agreement was approved in an order issued on October 11, 2005. The agreement

78 ____________________________________________________________________________________

calls for DPL to provide SOS to all customer classes, with no specified termination date for SOS. Two categories of SOS will exist: (i) a fixed price SOS available to all but the largest customers; and (ii) an Hourly Priced Service (HPS) for the largest customers. A competitive bid process will be used to procure the full requirements of customers eligible for a fixed-price SOS. Power to supply the HPS customers will be acquired on next-day and other short-term PJM markets. In addition to the costs of capacity, energy, transmission, and ancillary services associated with the fixed-price SOS and HPS, DPL's initial rates will include a component referred to as the Reasonable Allowance for Retail Margin (RARM). Components of the RARM include estimated incremental expenses, a $2.75 million return, a cash working capital allowance, and recovery with a return over five years of the capitalized costs of a billing system to be used for billing HPS customers.

Environmental Litigation

     DPL is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. DPL may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices. Although penalties assessed for violations of environmental laws and regulations are not recoverable from DPL's customers, environmental clean-up costs incurred by DPL would be included in its cost of service for ratemaking purposes.

     In July 2004, DPL entered into an Administrative Consent Order (ACO) with the Maryland Department of the Environment (MDE) to perform a Remedial Investigation/Feasibility Study (RI/FS) to further identify the extent of soil, sediment and ground and surface water contamination related to former manufactured gas plant (MGP) operations at the Cambridge, Maryland site on DPL-owned property and to investigate the extent of MGP contamination on adjacent property. The costs for completing the RI/FS for this site are approximately $300,000, approximately $50,000 of which will be expended in 2005. The costs of cleanup resulting from the RI/FS will not be determinable until the RI/FS is completed and an agreement with respect to cleanup is reached with the MDE. The MDE has approved the RI and DPL has commenced the FS.

     In October 1995, DPL received notice from the Environmental Protection Agency (EPA) that it, along with several hundred other companies, might be a potentially responsible party (PRP) in connection with the Spectron Superfund Site in Elkton, Maryland. The site was operated as a hazardous waste disposal, recycling and processing facility from 1961 to 1988. In April 1996, DPL, along with numerous other PRPs, entered into an ACO with the EPA to perform an RI/FS at the Spectron site. In February 2003, the EPA excused DPL from any further involvement at the site in accordance with agency policy.

     In the early 1970s, DPL sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, DPL was

____________________________________________________________________________________

notified by EPA that it, along with a number of other utilities and non-utilities, were PRPs in connection with the PCB contamination at the site.

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

IRS Mixed Service Cost Issue

     During 2001, DPL changed its methods of accounting with respect to capitalizable construction costs for income tax purposes, which allow the companies to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through September 30, 2005, these accelerated deductions have generated incremental tax cash flow benefits for DPL of approximately $62 million, primarily attributable to its 2001 tax returns. On August 2, 2005, the IRS issued Revenue Ruling 2005-53 (the Revenue Ruling) that will limit the ability of the companies to utilize this method of accounting for income tax purposes on their tax returns for 2004 and prior years. DPL intends to contest any IRS adjustment to its prior year income tax returns based on the Revenue Ruling. However, if the IRS is successful in applying this Revenue Ruling, DPL would be required to capitalize and depreciate a portion of the construction costs previously deducted and repay the associated income tax benefits, along with interest thereon. During the third quarter 2005, DPL recorded a $2.0 million increase in income tax expense to account for the accrued interest that would be paid on the portion of tax benefits that DPL estimates would be deferred to future years if the construction costs previously deducted are required to be capitalized and depreciated.

     On the same day as the Revenue Ruling was issued, the Treasury Department released regulations that, if adopted in their current form, would require DPL to change its method of accounting with respect to capitalizable construction costs for income tax purposes for all future tax periods beginning in 2005. Under these regulations, DPL will have to capitalize and depreciate a portion of the construction costs that they have previously deducted and repay, over a two year period beginning with tax year 2005, the associated income tax benefits. DPL is continuing to work with the industry to determine an alternative method of accounting for capitalizable construction costs acceptable to the IRS to replace the method disallowed by the new regulations.

(5) CHANGES IN ACCOUNTING ESTIMATES

     During the second quarter of 2005, DPL recorded the impact of a reduction in estimated unbilled revenue, primarily reflecting an increase in the estimated amount of power line losses (estimates of electricity expected to be lost in the process of its transmission and distribution to customers). This change in accounting estimate reduced earnings for the nine months ended September 30, 2005 by approximately $1.0 million.

80 ____________________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
81 ____________________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Millions of Dollars)

Operating Revenues	$548.5	$420.6	$1,148.5	$1,058.8

Operating Expenses
Fuel and purchased energy	321.3	254.1	708.4	641.4
Other operation and maintenance	47.3	45.4	139.7	143.2
Depreciation and amortization	36.1	37.8	93.0	104.2
Other taxes	7.4	7.4	17.6	16.8
Deferred electric service costs	63.1	18.7	63.9	27.7
Gain on sale of asset	-	-	-	(14.4)
Total Operating Expenses	475.2	363.4	1,022.6	918.9

Operating Income	73.3	57.2	125.9	139.9

Other Income (Expenses)
Interest and dividend income	.8	.4	2.3	1.6
Interest expense	(14.8)	(14.8)	(43.4)	(46.1)
Other income	1.5	1.5	5.0	5.2
Total Other Expenses, Net	(12.5)	(12.9)	(36.1)	(39.3)

Income Before Income Tax Expense	60.8	44.3	89.8	100.6

Income Tax Expense	26.8	18.7	38.2	41.9

Income Before Extraordinary Item	34.0	25.6	51.6	58.7

Extraordinary Item (net of tax of $6.2 million)	-	-	9.0	-

Net Income	34.0	25.6	60.6	58.7

Dividends on Redeemable Serial Preferred Stock	.1	.1	.2	.2

Earnings Available for Common Stock	33.9	25.5	60.4	58.5

Retained Earnings at Beginning of Period	191.9	186.9	213.3	159.6

Dividends paid to Pepco Holdings	-	-	(47.9)	(5.7)

Retained Earnings at End of Period	$225.8	$212.4	$225.8	$212.4

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

82 ____________________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30,	December 31,
ASSETS	2005	2004
(Millions of Dollars)

CURRENT ASSETS
Cash and cash equivalents	$64.7	$4.2
Restricted cash	11.4	13.7
Accounts receivable, less allowance for uncollectible accounts of $5.1 million and $4.5 million, respectively	235.6	176.4
Fuel, materials and supplies-at average cost	35.0	38.1
Prepaid expenses and other	18.5	4.9
Total Current Assets	365.2	237.3

INVESTMENTS AND OTHER ASSETS
Regulatory assets	946.8	1,069.4
Restricted funds held by trustee	9.3	9.1
Other	22.9	24.1
Total Investments and Other Assets	979.0	1,102.6

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,895.4	1,819.1
Accumulated depreciation	(577.5)	(680.0)
Net Property, Plant and Equipment	1,317.9	1,139.1

TOTAL ASSETS	$2,662.1	$2,479.0

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

83 ____________________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30,	December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY	2005	2004
(Millions of dollars, except shares)

CURRENT LIABILITIES
Short-term debt	$116.2	$123.4
Accounts payable and accrued liabilities	187.5	85.0
Accounts payable to associated companies	37.0	12.4
Taxes accrued	92.9	21.3
Interest accrued	11.3	14.3
Other	32.5	35.6
Total Current Liabilities	477.4	292.0

DEFERRED CREDITS
Regulatory liabilities	170.2	44.6
Income taxes	453.9	496.0
Investment tax credits	16.8	19.7
Pension benefit obligation	50.0	44.0
Other post-retirement benefit obligation	44.2	44.7
Other	18.5	34.4
Total Deferred Credits	753.6	683.4

LONG-TERM LIABILITIES
Long-term debt	376.7	441.6
Transition Bonds issued by ACE Funding	503.2	523.3
Capital lease obligations	.2	.2
Total Long-Term Liabilities	880.1	965.1

COMMITMENTS AND CONTINGENCIES (NOTE 4)

REDEEMABLE SERIAL PREFERRED STOCK	6.2	6.2

SHAREHOLDER'S EQUITY
Common stock, $3.00 par value, authorized 25,000,000 shares, and 8,546,017 shares outstanding	25.6	25.6
Premium on stock and other capital contributions	294.0	294.0
Capital stock expense	(.6)	(.6)
Retained earnings	225.8	213.3
Total Shareholder's Equity	544.8	532.3

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,662.1	$2,479.0

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

84 ____________________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2005	2004
(Millions of Dollars)
OPERATING ACTIVITIES
Net income	$60.6	$58.7
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	(15.2)	-
Gain on sale of asset	-	(14.4)
Depreciation and amortization	93.0	104.2
Deferred income taxes	(42.7)	(15.8)
Regulatory assets, net	65.3	23.0
Changes in:
Accounts receivable	(59.2)	(50.5)
Accounts payable and accrued liabilities	126.0	5.0
Prepaid New Jersey sales and excise tax	(14.8)	(13.6)
Interest and taxes accrued	68.5	3.7
Other changes in working capital	4.5	.2
Net other operating	4.0	(16.8)
Net Cash From Operating Activities	290.0	83.7

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(91.1)	(111.9)
Proceeds from sale of assets	-	11.0
Increase in bond proceeds held by trustee	-	(31.5)
Net other investing activities	2.1	(.3)
Net Cash Used By Investing Activities	(89.0)	(132.7)

FINANCING ACTIVITIES
Common stock repurchase	-	(67.5)
Dividends paid to Pepco Holdings	(47.9)	(5.7)
Dividends paid on preferred stock	(.2)	(.2)
Redemption of debentures issued to financing trust	-	(25.0)
Issuances of long-term debt	-	174.7
Reacquisition of long-term debt	(59.6)	(185.3)
Issuances of short-term debt, net	(32.7)	62.5
Other financing activities, net	(.1)	(3.2)
Net Cash Used By Financing Activities	(140.5)	(49.7)

Net Increase/(Decrease) in Cash and Cash Equivalents	60.5	(98.7)
Cash and Cash Equivalents at Beginning of Period	4.2	107.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64.7	$8.5

NON CASH ACTIVITIES
Excess accumulated depreciation transferred to regulatory liabilities	$131.0	$-

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

85 ____________________________________________________________________________________

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

(2) ACCOUNTING POLICIES, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     ACE's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in ACE's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of ACE's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to fairly state ACE's financial condition as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005, and its cash flows for the nine months ended September 30, 2005 in accordance with GAAP. Interim results for the three and nine months ended September 30, 2005 may not be indicative of results that will be realized for the full year ending December 31, 2005 since the sales of electric energy are seasonal. Additionally, certain prior period balances have been reclassified in order to conform to current period presentation.

FIN 45

     As of September 30, 2005, ACE did not have material obligations under guarantees or indemnifications issued or modified after December 31, 2002, which are required to be recognized as liabilities on its consolidated balance sheets.

FIN 46R

     ACE has power purchase agreements (PPAs) with a number of entities including three non-utility generation contracts (NUGs). Due to a variable element in the pricing structure of the NUGs, ACE potentially assumes the variability in the operations of the plants of these entities and, therefore, has a variable interest in the entities. As required by FIN 46R, ACE continued to conduct exhaustive efforts to obtain information from these entities, but was unable to obtain

86 ____________________________________________________________________________________

sufficient information to conduct the analysis required under FIN 46R to determine whether these three entities were variable interest entities or if ACE was the primary beneficiary. As a result, ACE has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information.

     Net purchase activities with the counterparties to the NUGs in the three and nine months ended September 30, 2005 and 2004, were approximately $89 million and $70 million, and $242 million and $200 million, respectively, of which $78 million and $63 million, and $216 million and $178 million, respectively, related to power purchases under the NUGs. ACE does not have exposure to loss under the PPA agreements since cost recovery will be achieved from its customers through regulated rates.

Components of Net Periodic Benefit Cost
The following Pepco Holdings' information is for the three months ended September 30, 2005 and 2004.
	Pension Benefits		Other Post-Retirement Benefits
	2005	2004	2005	2004
	(In Millions)
Service cost	$9.4	$9.0	$2.2	$2.1
Interest cost	24.1	23.7	8.4	8.7
Expected return on plan assets	(31.3)	(31.1)	(2.8)	(2.4)
Amortization of prior service cost	.2	.3	(1.0)	(.5)
Amortization of net loss	3.1	1.6	3.0	2.8
Net periodic benefit cost	$5.5	$3.5	$9.8	$10.7

The following Pepco Holdings' information is for the nine months ended September 30, 2005 and 2004.
	Pension Benefits		Other Post-Retirement Benefits
	2005	2004	2005	2004
	(In Millions)
Service cost	$28.4	$27.0	$6.4	$6.4
Interest cost	72.0	71.0	25.2	26.6
Expected return on plan assets	(94.1)	(93.2)	(8.2)	(7.5)
Amortization of prior service cost	.8	.8	(2.9)	(1.3)
Amortization of net loss	8.3	4.9	8.9	8.5
Net periodic benefit cost	$15.4	$10.5	$29.4	$32.7

87 ____________________________________________________________________________________
Pension

     The 2005 pension net periodic benefit cost for the three months ended September 30, of $5.5 million includes $2.0 million for ACE. The 2005 pension net periodic benefit cost for the nine months ended September 30, of $15.4 million includes $6.1 million for ACE. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The 2004 pension net periodic benefit cost for the three months ended September 30, of $3.5 million includes $1.8 million for ACE. The 2004 pension net periodic benefit cost for the nine months ended September 30, of $10.5 million includes $5.3 million for ACE. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

The three and nine months ended September 30, 2005 pension net periodic benefit cost reflects a reduction in the expected return on assets assumption from 8.75% to 8.50% effective January 1, 2005.
Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2004 and 2003, PHI made discretionary tax-deductible cash contributions to the plan of $10 million and $50 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. As of September 30, 2005, no contributions have been made. The potential discretionary funding of the pension plan in 2005 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Post-Retirement Benefits

     The 2005 other post-retirement net periodic benefit cost for the three months ended September 30, of $9.8 million includes $2.2 million for ACE. The 2005 other post-retirement net periodic benefit cost for the nine months ended September 30, of $29.4 million includes $6.5 million for ACE. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries. The 2004 other post-retirement net periodic benefit cost for the three months ended September 30, of $10.7 million includes $2.9 million for ACE. The 2004 other post-retirement net periodic benefit cost for the nine months ended September 30, of $32.7 million includes $7.8 million for ACE. The remaining other post-retirement net periodic benefit cost is for other PHI subsidiaries.

     The three and nine months ended September 30, 2005 other post-retirement net periodic benefit cost reflects a reduction in the expected return on assets assumption from 8.75% to 8.50% effective January 1, 2005.

Debt
In July 2005, ACE retired at maturity $20.3 million of medium-term notes with a weighted average interest rate of 6.37%.
88 ____________________________________________________________________________________
In July 2005, ACE Funding made principal payments of $4.5 million on Series 2002-1 Bonds, Class A-1 and $1.6 million on Series 2003-1 Bonds, Class A-1 with a weighted average interest rate of 2.89%.
In August 2005, ACE retired at maturity $7.8 million of medium-term notes with a weighted average interest rate of 6.34%.
Effective Tax Rate

     ACE's effective tax rate for the three months ended September 30, 2005 was 44% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory tax rate were state income taxes (net of federal benefit) and changes in estimates related to tax liabilities for prior tax years subject to audit (which is the primary reason for the higher effective rate as compared to the three months ended September 30, 2004), partially offset by the flow-through of certain book tax depreciation differences and the flow-through of deferred investment tax credits.

     ACE's effective tax rate for the three months ended September 30, 2004 was 42% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory tax rate were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of deferred investment tax credits.

     ACE's effective tax rate before extraordinary item for the nine months ended September 30, 2005 was 43% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory tax rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities for prior tax years subject to audit (which is the primary reason for the higher effective rate as compared to the nine months ended September 30, 2004) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits.

     ACE's effective tax rate for the nine months ended September 30, 2004 was 42% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory tax rate were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of deferred investment tax credits.

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

89 ____________________________________________________________________________________
Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including ACE, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated in consolidation and no profit results from these transactions. PHI Service Company costs directly charged or allocated to ACE for the three and nine months ended September 30, 2005 and 2004, were $18.7 million and $20.5 million, and $60.0 million and $62.8 million, respectively.

In addition to the PHI Service Company charges described above, ACE's Consolidated Statements of Earnings include the following expenses incurred by ACE in related party transactions:
	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Millions)
Purchased power from Conectiv Energy Supply (included in Fuel and purchased energy expenses)	$36.9	$23.0	$67.7	$29.6
As of September 30, 2005 and December 31, 2004, ACE had the following balances on its Consolidated Balance Sheets due to and from related parties:
	2005	2004
	(In Millions)
Receivable from Related Party
King Street Assurance	$5.8	$2.6
Payable to Related Party (current)
PHI Service Company	(8.1)	(10.3)
Conectiv Energy Supply	(32.0)	(4.5)
Conectiv Atlantic General	(1.4)	-
DPL	(1.2)	-
Other Related Party Activity	(.1)	(.2)
Total Net Payable to Related Parties	$(37.0)	$(12.4)
Money Pool Balance with Pepco Holdings (included in cash and cash equivalents on the balance sheet) (a)	57.8	1.7

(a)

Deposits in the money pool are guaranteed by Pepco Holdings. Pepco Holdings deposits funds in the money pool to the extent that the pool has insufficient funds to meet the needs of its participants, which may require Pepco Holdings to borrow funds for deposit from external sources.

New Accounting Standards
SFAS No. 154
In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB
90 ____________________________________________________________________________________

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

FIN 47

     In March 2005, the FASB published FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that FASB Statement No. 143, "Accounting for Asset Retirement Obligations," applies to conditional asset retirement obligations and requires that the fair value of a reasonably estimable conditional asset retirement obligation be recognized as part of the carrying amounts of the asset. FIN 47 is effective no later than the end of the first fiscal year ending after December 15, 2005 (i.e., December 31, 2005 for ACE).  ACE is in the process of evaluating the anticipated impact that the implementation of FIN 47 will have on its overall financial condition or results of operations.

EITF 04-13

     In September 2005, the FASB ratified EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13). The Issue addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of APB Opinion 29. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006 (April 1, 2006 for ACE). EITF 04-13 may not impact ACE's net income or overall financial condition but rather may result in certain revenues and costs, including wholesale revenues and purchased power expenses, being presented on a net basis. ACE is in the process of evaluating the impact of EITF 04-13 on the income statement presentation of purchases and sales covered by the Issue.

(3) SEGMENT INFORMATION
In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ACE has one segment, its regulated utility business.
(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Rate Proceedings
New Jersey

     In February 2003, ACE filed a petition with the NJBPU to increase its electric distribution rates and its Regulatory Asset Recovery Charge (RARC) in New Jersey. In an order dated May 26, 2005, the NJBPU approved the settlement reached among ACE, the staff of the

91 ____________________________________________________________________________________

NJBPU, the New Jersey Ratepayer Advocate and active intervenor parties that resolved the issues pertaining to this base rate proceeding as well as other outstanding issues from several other proceedings that were consolidated with the base rate proceeding, including ACE's petition to recover $25.4 million of deferred restructuring costs related to the provision of BGS.

    The settlement allows for an increase in ACE's base rates of approximately $18.8 million annually, of which $2.8 million will consist of an increase in RARC revenue collections each year for the four years ending 2008. The $16 million of the base rate increase, not related to RARC collections, will be collected annually from ACE's customers until such time as base rates change in a subsequent base rate proceeding. The $18.8 million increase in base rate revenue is offset by a base rate revenue decrease in a similar amount in total resulting from a change in depreciation rates similar to changes adopted by the NJBPU for other New Jersey electric utility companies. Overall, the settlement provides for a net decrease in annual revenues of approximately $.3 million, consisting of a $3.1 million reduction of distribution revenues offset by the $2.8 million increase in RARC revenue collections discussed above. The settlement specifies an overall rate of return of 8.14%. The change in depreciation rates referred to above is the result of a change in average service lives. In addition, the settlement provides for a change in depreciation technique from remaining life to whole life, including amortization of any calculated excess or deficiencies in the depreciation reserve. As a result of these changes, ACE had a net excess depreciation reserve. Accordingly, ACE recorded a regulatory liability in March 2005 by reducing its depreciation reserve by approximately $131 million. The regulatory liability will be amortized over 8.25 years and will result in a reduction of depreciation and amortization expense on ACE's consolidated statements of earnings. While the impact of the settlement is essentially revenue and cash neutral to ACE, there is a positive annual pre-tax earnings impact to ACE of approximately $20 million.

     The settlement also establishes an adjusted deferred balance of approximately $116.8 million as of October 31, 2004, which reflects an approved amount of deferred restructuring costs related to the provision of BGS, various other pre-November 2004 additions and reductions to the deferred balance, and a disallowance of $13.0 million of previously recorded supply-related deferred costs. This adjusted deferred balance is to be recovered in rates over a four-year period and the rate effects are offset by a one-year return of over-collected balances in certain other deferred accounts. The net result of these changes is that there will be no rate impact from the deferral account recoveries and credits for at least one year. Net rate effects in future years will depend in part on whether rates associated with those other deferred accounts continue to generate over-collections relative to costs.

     The settlement does not affect the pending appeal filed by ACE with the Appellate Division of the Superior Court of New Jersey (the NJ Superior Court) related to the Final Decision and Order issued in July 2004 by the NJBPU in ACE's restructuring deferral proceeding before the NJBPU under the New Jersey Electric Discount and Energy Competition Act (EDECA), discussed below under "Restructuring Deferral."

Federal Energy Regulatory Commission

     On January 31, 2005, ACE filed at the Federal Energy Regulatory Commission (FERC) to reset its rates for network transmission service using a formula methodology. ACE also sought a 12.4% return on common equity and a 50-basis-point return on equity adder that the FERC had made available to transmission utilities who had joined Regional Transmission

92 ____________________________________________________________________________________

Organizations and thus turned over control of their assets to an independent entity. The FERC issued an order on May 31, 2005, approving the rates to go into effect June 1, 2005, subject to refund, hearings, and further orders. The new rates reflect an increase of 3.3% in ACE's transmission rates. ACE continues in settlement discussions and cannot predict the ultimate outcome of this proceeding.

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

     In August 2002, ACE filed a petition with the NJBPU for the recovery of approximately $176.4 million in actual and projected deferred costs relating to the provision of BGS and other restructuring related costs incurred by ACE over the four-year period August 1, 1999 through July 31, 2003, net of the $59.3 million offset for the LEAC Liability. The petition also requested that ACE's rates be reset as of August 1, 2003 so that there would be no under-recovery of costs embedded in the rates on or after that date. The increase sought represented an overall 8.4% annual increase in electric rates and was in addition to the base rate increase discussed above. ACE's recovery of the deferred costs is subject to review and approval by the NJBPU in accordance with EDECA.

     In July 2003, the NJBPU issued a summary order, which (i) permitted ACE to begin collecting a portion of the deferred costs and reset rates to recover on-going costs incurred as a result of EDECA, (ii) approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003, (iii) as described above under "Rate Proceedings--New Jersey," transferred to ACE's then pending base rate case for further consideration approximately $25.4 million of the deferred balance, and (iv) estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. In July 2004, the NJBPU issued its final order in the restructuring deferral proceeding. The final order did not modify the amount of the disallowances set forth in the July 2003 summary order, but did provide a much more detailed analysis of evidence and other information relied on by the NJBPU as justification for the disallowances. ACE believes the record does not justify the level of disallowance imposed by the NJBPU. In August 2004, ACE filed with the NJ Superior Court a Notice of Appeal with respect to the July 2004 final order. ACE's initial brief was filed on August 17, 2005. Cross-appellant briefs on behalf of the Division of the NJ Ratepayer Advocate and Cogentrix Energy Inc., the co-owner of two cogeneration power plants with contracts to sell ACE approximately 397 megawatts of electricity, were filed on October 3, 2005. ACE cannot predict the outcome of this appeal.

93 ____________________________________________________________________________________
BGS Proceeding
New Jersey

     Pursuant to a May 5, 2005 order from the NJBPU, on July 1, 2005, ACE along with the other three electric distribution companies in New Jersey, filed a proposal addressing the procurement of BGS for the period beginning June 1, 2006. The areas addressed in the July 1, 2005 filings include, but are not limited to: the type of procurement process, the size, make-up and pricing options for the Commercial and Industrial Energy Pricing class, and the level of the retail margin and corresponding utilization of the retail margin funds. ACE cannot predict the outcome of this proceeding.

Proposed Shut Down of B.L. England Generating Facility; Construction of Transmission Facilities

    In April 2004, pursuant to a NJBPU order, ACE filed a report with the NJBPU recommending that ACE's B.L. England generating facility, a 447 megawatt plant, be shut down. The report stated that, while operation of the B.L. England generating facility was necessary at the time of the report to satisfy reliability standards, those reliability standards could also be satisfied in other ways. The report concluded that, based on B.L. England's current and projected operating costs resulting from compliance with more restrictive environmental requirements, the most cost-effective way in which to meet reliability standards is to shut down the B.L. England generating facility and construct additional transmission enhancements in southern New Jersey.

     In a preliminary settlement among PHI, Conectiv, ACE, the New Jersey Department of Environmental Protection (NJDEP) and the Attorney General of New Jersey, which is further discussed under "Preliminary Settlement Agreement with NJDEP," below, ACE agreed to seek necessary approvals from the relevant agencies to shut down and permanently cease operations at the B.L. England generating facility by December 15, 2007. An Administrative Consent Order (ACO) finalizing the provisions of the preliminary settlement agreement is currently being negotiated.

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

ACE Auction of Generation Assets

     In May 2005, ACE announced that it would again auction its electric generation assets, consisting of its B.L. England generating facility and its ownership interests in the Keystone and Conemaugh generating stations. Under the terms of sale, any successful bid for B.L. England must include assumption of all environmental liabilities associated with the plant in accordance with the auction standards previously issued by the NJBPU.

94 ____________________________________________________________________________________

     Final bids for ACE's interests in the Keystone and Conemaugh generating stations were received on September 30, 2005. Based on the expressed need of the potential B.L. England bidders for the details of the ACO relating to the shut down of the plant that is being negotiated between ACE and the NJDEP, ACE has elected to delay the final bid due date for B.L. England until such time as a final ACO is complete and available to bidders.

     Any sale of B.L. England will not affect the stranded costs associated with the plant that already have been securitized. If B.L. England is sold, ACE anticipates that, subject to regulatory approval in Phase II of the proceeding described above, approximately $9.1 million of additional assets may be eligible for recovery as stranded costs. If there are net gains on the sale of the Keystone and Conemaugh generating stations, these net gains would be an offset to stranded costs.

Environmental Litigation

     ACE is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. ACE may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices. Although penalties assessed for violations of environmental laws and regulations are not recoverable from ACE's customers, environmental clean-up costs incurred by ACE would be included in its cost of service for ratemaking purposes.

     In June 1992, the Environmental Protection Agency (EPA) identified ACE as a potentially responsible party (PRP) at the Bridgeport Rental and Oil Services Superfund Site in Logan Township, New Jersey. In September 1996, ACE along with other PRPs signed a consent decree with EPA and NJDEP to address remediation of the site. ACE's liability is limited to 0.232 percent of the aggregate remediation liability and thus far ACE has made contributions of approximately $105,000. Based on information currently available, ACE anticipates that it may be required to contribute approximately an additional $100,000. ACE believes that its liability at this site will not have a material adverse effect on its financial condition or results of operations.

     In November 1991, NJDEP identified ACE as a PRP at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an ACO with NJDEP to remediate the site. The soil cap remedy for the site has been completed and the NJDEP conditionally approved the report submitted by the parties on the implementation of the remedy in January 2003. In March 2004, NJDEP approved a Ground Water Sampling and Analysis Plan. The results of groundwater monitoring over the first year of this ground water sampling plan will help to determine the extent of post-remedy operation and maintenance costs. In March 2003, EPA demanded from the PRP group reimbursement for EPA's past costs at the site, totaling $168,789. The PRP group objected to the demand for certain costs, but agreed to reimburse EPA approximately $19,000. Based on information currently available, ACE anticipates that it may be required to contribute approximately an additional $626,000. ACE

95 ____________________________________________________________________________________
believes that its liability for post-remedy operation and maintenance costs will not have a material adverse effect on its financial condition or results of operations.
Preliminary Settlement Agreement with the NJDEP

     In an effort to address NJDEP's concerns regarding ACE's compliance with New Source Review (NSR) requirements at the B.L. England generating facility, on April 26, 2004, PHI, Conectiv and ACE entered into a preliminary settlement agreement with NJDEP and the Attorney General of New Jersey. The preliminary settlement agreement outlines the basic parameters for a definitive agreement to resolve ACE's NSR liability at B.L. England and various other environmental issues at ACE and Conectiv Energy facilities in New Jersey. Among other things, the preliminary settlement agreement provides that:

•

contingent upon the receipt of necessary approvals from the NJBPU, PJM Interconnection, LLC (PJM), the North American Electric Reliability Council (NERC), FERC, and other regulatory authorities and the receipt of permits to construct certain transmission facilities in southern New Jersey, ACE will permanently cease operation of the B.L. England generating facility by December 15, 2007. In the event that ACE is unable to shut down the B.L. England facility by December 15, 2007 through no fault of its own (e.g., because of failure to obtain the required regulatory approvals), B.L. England Unit 1 would be required to comply with stringent sulfur dioxide (SO2), nitrogen oxide (NOx) and particulate matter emissions limits set forth in the preliminary settlement agreement by October 1, 2008, and B.L. England Unit 2 would be required to comply with these emissions limits by May 1, 2009. If ACE does not either shut down the B.L. England facility by December 15, 2007 or satisfy the emissions limits applicable in the event shut down is not so completed, ACE would be required to pay significant monetary penalties.

•

to address ACE's appeal of NJDEP actions relating to NJDEP's July 2001 denial of ACE's request to renew a permit variance from sulfur-in-fuel requirements under New Jersey regulations, effective through July 30, 2001, that authorized Unit 1 at B.L. England generating facility to burn bituminous coal containing greater than 1% sulfur, ACE will be permitted to combust coal with a sulfur content of greater than 1% at the B.L. England facility in accordance with the terms of B.L. England's current permit until December 15, 2007 and NJDEP will not impose new, more stringent short-term SO2 emissions limits on the B.L. England facility during this period. By letter dated October 24, 2005, NJDEP extended, until December 30, 2005, the deadline for ACE to file an application to renew its current fuel authorization for the B.L. England generating plant, which is scheduled to expire on July 30, 2006.

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

96 ____________________________________________________________________________________
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

     ACE, Conectiv and PHI are continuing to negotiate with the NJDEP over the final terms of an administrative consent order or other final settlement document that reflects the preliminary settlement agreement.

IRS Mixed Service Cost Issue

     During 2001, ACE changed its methods of accounting with respect to capitalizable construction costs for income tax purposes, which allow the companies to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through September 30, 2005, these accelerated deductions have generated incremental tax cash flow benefits for ACE of approximately $49 million, primarily attributable to its 2001 tax returns. On August 2, 2005, the IRS issued Revenue Ruling 2005-53 (the Revenue Ruling) that will limit the ability of the companies to utilize this method of accounting for income tax purposes on their tax returns for 2004 and prior years. ACE intends to contest any IRS adjustment to its prior year income tax returns based on the Revenue Ruling. However, if the IRS is successful in applying this Revenue Ruling, ACE would be required to capitalize and depreciate a portion of the construction costs previously deducted and repay the associated income tax benefits, along with interest thereon. During the third quarter 2005, ACE recorded a $1.7 million increase in income tax expense to account for the accrued interest that would be paid on the portion of tax benefits that ACE estimates would be deferred to future years if the construction costs previously deducted are required to be capitalized and depreciated.

     On the same day as the Revenue Ruling was issued, the Treasury Department released regulations that, if adopted in their current form, would require ACE to change its method of accounting with respect to capitalizable construction costs for income tax purposes for all future tax periods beginning in 2005. Under these regulations, ACE will have to capitalize and depreciate a portion of the construction costs that they have previously deducted and repay, over a two year period beginning with tax year 2005, the associated income tax benefits. ACE is continuing to work with the industry to determine an alternative method of accounting for capitalizable construction costs acceptable to the IRS to replace the method disallowed by the new regulations.

97 ____________________________________________________________________________________
(5) CHANGES IN ACCOUNTING ESTIMATES

     During the second quarter of 2005, ACE recorded the impact of a reduction in estimated unbilled revenue, primarily reflecting an increase in the estimated amount of power line losses (estimates of electricity expected to be lost in the process of its transmission and distribution to customers). This change in accounting estimate reduced earnings for the nine months ended September 30, 2005 by approximately $6.4 million.

98 ____________________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK.
99 _____________________________________________________________________________________

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is contained herein, as follows:

100 ____________________________________________________________________________________
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

     The Power Delivery business is the largest component of PHI's business. For each of the three and nine month periods ended September 30, 2005, the operating revenues of the Power Delivery business (including intercompany amounts) were equal to 60% of PHI's consolidated operating revenues, and the operating income of the Power Delivery business (including income from intercompany transactions) was equal to 78% and 75% of PHI's consolidated operating income, respectively. The Power Delivery business consists primarily of the transmission, distribution and default supply of electric power, which was responsible for 98% and 95% of Power Delivery's three and nine months ended September 30, 2005 operating revenues, respectively, and the distribution of natural gas, which contributed 2% and 5% of Power Delivery's 2005 operating revenues over these periods, respectively. Power Delivery represents one operating segment for financial reporting purposes.

     The Power Delivery business is conducted by three regulated utility subsidiaries: Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE). Each of these companies is a regulated public utility in the jurisdictions that comprise its service territory. Each company is responsible for the delivery of electricity and, in the case of DPL, natural gas in its service territory, for which it is paid tariff rates established by the local public service commissions. Each company also supplies electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive energy supplier. The regulatory term for this service varies by jurisdiction as follows:

Delaware	Provider of Last Resort service (POLR) -- before May 1, 2006 Standard Offer Service (SOS) -- on and after May 1, 2006
District of Columbia	Standard Offer Service
Maryland	Standard Offer Service
New Jersey	Basic Generation Service (BGS)
Virginia	Default Service (DS)
PHI and its subsidiaries refer to this supply service in each of the jurisdictions generally as Default Electricity Supply.
101 ____________________________________________________________________________________

     Pepco, DPL and ACE are also responsible for the transmission of wholesale electricity into and across their service territories. The rates each company is permitted to charge for the wholesale transmission of electricity are regulated by the Federal Energy Regulatory Commission (FERC).

The profitability of the Power Delivery business depends on its ability to recover costs and earn a reasonable return on its capital investments through the rates it is permitted to charge.
Power Delivery's operating revenue and income are seasonal, and weather patterns may have a material impact on operating results.

     The Competitive Energy business provides competitive generation, marketing and supply of electricity and gas, and related energy management services primarily in the mid-Atlantic region. These operations are conducted through subsidiaries of Conectiv Energy Holding Company (collectively, Conectiv Energy) and Pepco Energy Services, Inc. and its subsidiaries (collectively, Pepco Energy Services), each of which is treated as a separate operating segment for financial reporting purposes. For the three and nine months ended September 30, 2005 the operating revenues of the Competitive Energy business (including intercompany amounts), were equal to 50% of PHI's consolidated operating revenues, and the operating income of the Competitive Energy business (including operating income from intercompany transactions) was 17% and 18%, respectively, of PHI's consolidated operating income. For both the three and nine months ended September 30, 2005, an amount equal to 15% of its operating revenues of the Competitive Energy business was attributable to electric energy, electric capacity, and natural gas sold to the Power Delivery segment.

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

•

Pepco Energy Services sells retail electricity and natural gas and provides integrated energy management services, primarily in the mid-Atlantic region and its subsidiaries own and operate generation plants located in PJM. Pepco Energy Services also provides high voltage construction and maintenance services to utilities and other customers throughout the United States and low voltage electric and telecommunication construction and maintenance services primarily in the Washington, D.C. area.

     The primary objectives of the Competitive Energy business are to manage Conectiv Energy's generation assets to match wholesale energy supply with load and to capture retail energy supply and service opportunities in the mid-Atlantic region through Pepco Energy Services. The financial results of the Competitive Energy business can be significantly affected by wholesale

____________________________________________________________________________________

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

     Over the last several years, PHI has discontinued its investments in non-energy related businesses, including the sale of its aircraft portfolio and the sale of its 50% interest in Starpower Communications LLC (Starpower). These activities previously had been conducted through Potomac Capital Investment Corporation (PCI) and Pepco Communications LLC, respectively. PCI's current activities are limited to the management of a portfolio of cross-border energy sale-leaseback transactions with a book value at September 30, 2005 of approximately $1.2 billion. PCI does not plan on making new investments and will focus on maintaining the earnings stream from its energy leveraged leases. These remaining operations constitute a fourth operating segment, called "Other Non-Regulated," for financial reporting purposes.

     For additional information, including information about PHI's business strategy, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in PHI's Annual Report on Form 10-K for the year ended December 31, 2004.

EARNINGS OVERVIEW
Three Months Ended September 30, 2005 Compared to Third Quarter September 30, 2004 Results
PHI's net income for the three months ended September 30, 2005 was $170.1 million compared to $111.0 million for the three months ended September 30, 2004.

     Net income for the three months ended September 30, 2005 included the (charges) and/or credits set forth below (presented net of tax and in millions of dollars). The operating segment that recognized the (charge) or credit is also indicated.

•	Power Delivery -	Gain on sale of non-utility land	$40.7
		Increase in income tax expense for the interest accrued on the potential impact of the IRS Mixed Service Cost issue	$(8.3)
Net income for the three months ended September 30, 2004 included the (charge) set forth below (presented net of tax and in millions of dollars).
•	Conectiv Energy -	Charge associated with the prepayment of the Bethlehem debt	$(7.7)
103 ____________________________________________________________________________________
Excluding the items listed above for the three months ended September 30, net income would have been $137.7 million in 2005 and $118.7 million in 2004.
PHI's net income for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is set forth in the table below:
	2005	2004	Change
	(Dollars in Millions)
Power Delivery	$139.8	$95.4	$44.4
Conectiv Energy	28.7	19.8	8.9
Pepco Energy Services	8.3	1.4	6.9
Other Non-Regulated	8.1	9.5	(1.4)
Corporate & Other	(14.8)	(15.1)	.3
Total PHI Net Income (GAAP)	$170.1	$111.0	$59.1

Discussion of Segment Net Income Variances:

     Power Delivery's higher earnings of $44.4 million are primarily due to the following: (i) $40.7 million of increased earnings related to the gain on sale of assets, specifically non-utility land, (ii) $20.8 million of higher earnings related to increased T&D revenues (9.5% increase in Kwh due to warmer summer weather); partially offset by (iii) $12.5 million decreased earnings related to income taxes (primarily related to the mixed service cost issue) and (iv) $7.4 million of lower SOS margins due to higher customer migration.

     Conectiv Energy's higher earnings of $8.9 million are primarily due to the following: (i) $21.2 million increase in merchant generation earnings, primarily higher output and spark spreads, partially offset by net hedging results and (ii) $7.5 million of lower interest expense primarily due to the restructuring of the Conectiv Bethlehem, LLC debt in 2004; partially offset by (iii) $16.3 million of lower Full Requirements Load Service earnings as a result of higher costs associated with serving load obligations and (iv) $5.8 million of higher miscellaneous operating expenses primarily related to a mark-to-market gain on coal in 2004.

     Pepco Energy Services' higher earnings of $6.9 million are primarily due to the following: (i) $5.3 million higher earnings related to generation from the Benning and Buzzard power plants due to warmer weather conditions and (ii) $1.1 million higher earnings due to higher revenues and margins from energy services projects.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 Results
PHI's net income for the nine months ended September 30, 2005 was $289.6 million compared to $252.6 million for the nine months ended September 30, 2004.

     Net income for nine months ended September 30, 2005 included the (charges) and/or credits set forth below (presented net of tax and in millions of dollars). The operating segment that recognized the (charge) or credit is also indicated.

104 ____________________________________________________________________________________

•	Power Delivery -
•	Favorable impact of $5.1 million related to the ACE base rate case settlement as follows:
	Ordinary loss from write-offs of disallowance of regulatory assets net of reserve	$ (3.9)
	Extraordinary gain from reversal of restructuring reserves	9.0
	Total	$ 5.1
•	Gain on sale of assets, specifically non-utility land	$40.7
•	Increase in income tax expense for the interest accrued on the potential impact of the IRS Mixed Service Cost issue	$ (8.3)

     Net income for the nine months ended September 30, 2004 included the (charges) and/or credits set forth below (presented net of tax and in millions of dollars). The operating segment that recognized the (charge) or credit (or, if not attributable to an operating segment, Corporate and Other) is also indicated.

•	Aggregate for PHI -	Tax benefits related to issuance of a local jurisdiction's final consolidated tax return regulations, which were retroactive to 2001.	$13.2
•	Power Delivery -	Gain on Vineland distribution condemnation settlement	$ 8.6
•	Conectiv Energy -	Gain on disposition associated with Vineland co-generation facility	$ 6.6
		Charge associated with the prepayment of the Bethlehem debt	$(7.7)
•	Other Non-Regulated -	Impairment charge to reduce the value of the Starpower investment to $28 million at June 30, 2004	$(7.3)
Excluding the items listed above for the nine months ended September 30, net income would have been $252.1 million in 2005 and $239.2 million in 2004.
PHI's net income for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is set forth in the table below:
	2005	2004	Change
	(Dollars in Millions)
Power Delivery	$240.2	$208.7	$31.5
Conectiv Energy	44.7	49.4	(4.7)
Pepco Energy Services	19.4	8.2	11.2
Other Non-Regulated	30.6	36.5	(5.9)
Corporate & Other	(45.3)	(50.2)	4.9
Total PHI Net Income (GAAP)	$289.6	$252.6	$37.0

105 ____________________________________________________________________________________
Discussion of Segment Net Income Variances:

     Power Delivery's higher earnings of $31.5 million are primarily due to the following: (i) $32.4 million of increased earnings related to the gain on sale of assets (non-utility gain in 2005 compared to the Vineland condemnation settlement in 2004), (ii) $19.3 million of higher earnings related to increased T&D revenue primarily related to warmer summer weather (12.0% cooling degree days increase from prior year), (iii) $5.1 million increase related to the ACE base rate case settlement (described above) and (iv) $3.9 million of lower interest expense; partially offset by (v) $7.4 million of lower earnings from a change by DPL and ACE in the estimation of unbilled revenue, primarily reflecting an increase in the amount of estimated power line losses, (vi) $14.5 million decreased earnings related to income taxes (primarily related to the mixed service cost issue) and (vii) $6.3 million of lower SOS margins due to higher customer migration.

     Conectiv Energy's lower earnings of $4.7 million are primarily due to the following: (i) $18.9 million of lower Full Requirements Load Service earnings as a result of meeting load obligations with higher power cost (ii) $6.6 million of lower earnings from the gain on disposition associated with Vineland co-generation facility in the second quarter of 2004 and (iii) $7.7 million of higher operating expenses primarily related to a mark-to-market gain on coal in 2004; partially offset by (iv) $21.5 million increase in merchant generation earnings, primarily higher output and favorable spark spreads and (v) $7.0 million of lower interest expense primarily due to restructuring of Conectiv Bethlehem debt in 2004.

     Pepco Energy Services' higher earnings of $11.2 million are primarily due to the following: (i) $8.7 million of higher earnings from its retail commodity business due to increased commercial and industrial load acquisition and (ii) $3.6 million of higher earnings related to generation from its Benning and Buzzard power plants due to warmer weather conditions; partially offset by (iii) a $1.5 million tax benefit related to issuance of a local jurisdiction's final consolidated tax return regulations that was received in 2004.

     Other Non-Regulated lower earnings of $5.9 million are primarily due to the following: (i) an $8.8 million tax benefit related to issuance of a local jurisdiction's final consolidated tax return regulations that was received in 2004, (ii) $4.8 million due to the gain on sale of aircraft leases in 2004 and (iii) $4.6 million decrease in investment earnings primarily related to a one-time dividend payment received in 2004; partially offset by (iv) $7.3 million increase related to an impairment charge to reduce the value of the Starpower investment recorded in the second quarter of 2004 and (v) $4.8 million related to the gain on the sale of PCI's Solar Electric Generation Stations (SEGS) investment in 2005.

Corporate and Other's higher earnings of $4.9 million are primarily due to reduction in net interest expense.
106 ____________________________________________________________________________________
CONSOLIDATED RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. All amounts in the tables (except sales and customers) are in millions.

Operating Revenue
A detail of the components of PHI's consolidated operating revenue is as follows:
	2005	2004	Change
Power Delivery	$1,503.4	$1,314.0	$189.4
Conectiv Energy	820.0	648.9	171.1
Pepco Energy Services	429.1	301.4	127.7
Other Non-Regulated	20.8	21.6	(.8)
Corporate and Other	(284.6)	(239.4)	(45.2)
Total Operating Revenue	$2,488.7	$2,046.5	$442.2

Power Delivery Business
The following table categorizes Power Delivery's operating revenue by type of revenue.
	2005	2004	Change
Regulated T&D Electric Revenue	$503.6	$458.1	$45.5
Default Supply Revenue	945.2	814.7	130.5
Other Electric Revenue	18.5	16.4	2.1
Total Electric Operating Revenue	1,467.3	1,289.2	178.1

Regulated Gas Revenue	17.8	16.0	1.8
Other Gas Revenue	18.3	8.8	9.5
Total Gas Operating Revenue	36.1	24.8	11.3

Total Power Delivery Operating Revenue	$1,503.4	$1,314.0	$189.4

     Regulated Transmission and Distribution (T&D) Electric Revenue consists of revenue from the transmission and the delivery of electricity at regulated rates by PHI's utility subsidiaries within their respective service territories.

     Default Supply Revenue is the revenue received for Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy and Other Services Cost of Sales.

Other Electric Revenue consists of utility-related work and services performed on behalf of customers including other utilities.
107 ____________________________________________________________________________________
Regulated Gas Revenue consists of revenue DPL receives for on-system natural gas sales and the transportation of natural gas for customers within PHI's service territories at regulated rates.
Other Gas Revenue consists of off-system natural gas sales and the release of excess system capacity.
Electric Operating Revenue
Regulated T&D Electric Revenue	2005	2004	Change

Residential	$207.2	$186.3	$20.9
Commercial	223.0	203.8	19.2
Industrial	9.8	9.7	.1
Other (Includes PJM)	63.6	58.3	5.3
Total Regulated T&D Electric Revenue	$503.6	$458.1	$45.5

Regulated T&D Electric Sales (Gwh)	2005	2004	Change

Residential	5,746	5,036	710
Commercial	8,401	7,795	606
Industrial	1,152	1,137	15
Other	59	60	(1)
Total Regulated T&D Electric Sales	15,358	14,028	1,330

Regulated T&D Electric Customers (000s)	2005	2004	Change

Residential	1,582	1,560	22
Commercial	194	191	3
Industrial	2	2	-
Other	2	2	-
Total Regulated T&D Electric Customers	1,780	1,755	25

     The Pepco, DPL, and ACE service territories are located within a corridor extending from Washington, D.C. to southern New Jersey. These service territories are economically diverse and include key industries that contribute to the regional economic base.

•	Commercial activity in the region includes banking and other professional services, casinos, government, insurance, real estate, strip mall, stand alone construction, and tourism.
•	Industrial activity in the region includes automotive, chemical, glass, pharmaceutical, steel manufacturing, food processing, and oil refining.
108 ____________________________________________________________________________________

     Regulated T&D Revenue increased by $45.5 million primarily due to the following: (i) $28.3 million increase due to weather as the result of a 33.9% increase in cooling degree days in 2005, (ii) an $8.9 million increase due to changes in customer class mix, (iii) a $6.2 million increase in tax pass-throughs (offset in Other Taxes expense), and (iv) a $2.1 million increase due to PJM revenues.

Default Electricity Supply
Default Supply Revenue	2005	2004	Change

Residential	$425.7	$346.8	$78.9
Commercial	317.1	348.7	(31.6)
Industrial	38.7	38.1	.6
Other (Includes PJM)	163.7	81.1	82.6
Total Default Supply Revenue	$945.2	$814.7	$130.5

Default Electricity Supply Sales (Gwh)	2005	2004	Change

Residential	5,602	4,776	826
Commercial	4,223	5,059	(836)
Industrial	556	558	(2)
Other	32	58	(26)
Total Default Electricity Supply Sales	10,413	10,451	(38)

Default Electricity Supply Customers (000s)	2005	2004	Change

Residential	1,548	1,498	50
Commercial	180	177	3
Industrial	2	2	-
Other	1	1	-
Total Default Electricity Supply Customers	1,731	1,678	53

     Default Supply Revenue increased by $130.5 million primarily due to the following: (i) an $83.0 million increase in wholesale energy revenues resulting from sales of generated and purchased energy into PJM (included in Other) due to higher market prices in 2005, (ii) a $67.1 million increase due to weather, (iii) $11.2 million increase due to sales and rate variances, partially offset by (iv) $39.2 million decrease due to commercial customer migration as a result of new market based SOS beginning in Maryland in June 2005 and in the District of Columbia in February 2005 (partially offset in Fuel and Purchased Energy expenses).

109 ____________________________________________________________________________________
Gas Operating Revenue
Regulated Gas Revenue	2005	2004	Change

Residential	$8.7	$7.8	$.9
Commercial	6.4	5.5	.9
Industrial	1.7	1.7	-
Transportation and Other	1.0	1.0	-
Total Regulated Gas Revenue	$17.8	$16.0	$1.8

Regulated Gas Sales (Bcf)	2005	2004	Change

Residential	.5	.5	-
Commercial	.5	.5	-
Industrial	.2	.2	-
Transportation and Other	1.0	1.0	-
Total Regulated Gas Sales	2.2	2.2	-

Regulated Gas Customers (000s)	2005	2004	Change

Residential	109	108	1
Commercial	9	9	-
Industrial	-	-	-
Transportation and Other	-	-	-
Total Regulated Gas Customers	118	117	1

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
Regulated Gas Revenue increased by $1.8 million primarily due to an increase in the Gas Cost Rate (which became effective November 1, 2004) as a result of higher natural gas commodity costs.
Other Gas Revenue increased by $9.5 million primarily due to higher off-system sales as a result of higher market prices compared to the same period last year and increased capacity release volumes.
Competitive Energy Business
The following table provides the operating revenues of the Competitive Energy business for its major business activities.
110 ____________________________________________________________________________________

	2005	2004	Change

Merchant Generation	$267.8	$229.2	$38.6
Requirements Load Service (POLR, BGS, SOS)	252.1	225.8	26.3
Oil and Gas Marketing Services and Other	300.1	193.9	106.2
Total Conectiv Energy Operating Revenue	$820.0	$648.9	$171.1

Pepco Energy Services	$429.1	$301.4	$127.7

•	Merchant Generation experienced an increase of $38.6 million primarily due to higher unit output for the quarter and higher energy sales prices.
•	Requirements Load Service experienced an increase of $26.3 million due to the addition of new load, warmer summer weather, and higher power prices.
•	Oil and Gas Marketing Services and Other increased by $106.2 million primarily due to increased wholesale natural gas sales and higher natural gas prices.

     The increase in Pepco Energy Services' operating revenue of $127.7 million is primarily due to (i) increased commercial and industrial retail load acquisition in 2005 at higher prices than in the 2004 quarter and (ii) higher generation from its Benning and Buzzard power plants in the 2005 quarter due to warmer weather conditions. As of September 30, 2005, Pepco Energy Services had 2,487 megawatts of commercial and industrial load, as compared to 1,588 megawatts of commercial and industrial load at the end of the third quarter of 2004. In the third quarter of 2005, Pepco Energy Services' power plants generated 172,933 megawatt hours of electricity, as compared to 10,029 megawatt hours of generation in the third quarter of 2004 primarily due to warmer weather conditions.

Operating Expenses
Fuel and Purchased Energy and Other Services Cost of Sales
A detail of PHI's consolidated fuel and purchased energy and other services cost of sales is as follows:
	2005	2004	Change
Power Delivery	$867.9	$758.6	$109.3
Conectiv Energy	731.8	560.2	171.6
Pepco Energy Services	393.2	277.4	115.8
Corporate and Other	(283.5)	(243.3)	(40.2)
Total	$1,709.4	$1,352.9	$356.5

Power Delivery's Fuel and Purchased Energy costs increased by $109.3 million primarily resulting from higher average energy costs partially offset by increased commercial customer migration.
111 ____________________________________________________________________________________
The following table divides the Fuel and Purchased Energy and Other Services Cost of Sales of the Competitive Energy business among its major business activities.
	2005	2004	Change

Merchant Generation	$167.8	$165.0	$2.8
Requirements Load Service (POLR, BGS, SOS, DS)	263.2	209.3	53.9
Oil and Gas Marketing Services and Other	300.8	185.9	114.9
Total Conectiv Energy Fuel and Purchased Energy and Other Services Cost of Sales	$731.8	$560.2	$171.6

Pepco Energy Services	$393.2	$277.4	$115.8

The increase of $171.6 million in Conectiv Energy's Fuel, Purchased Energy and Other Services Cost of Sales is attributable to the following:
•	Merchant Generation costs increased by $2.8 million due to rising fuel costs.
•	Requirements Load Service costs increased by $53.9 million due to the addition of new load, higher power prices driven by a warmer than normal summer, and high fuel costs.
•	Oil and Gas Marketing Services and Other costs increased by $114.9 million primarily due to increased wholesale natural gas sales and higher natural gas prices.

     Conectiv Energy actively engages in commodity risk management activities to reduce its financial exposure to changes in the value of its assets and obligations due to commodity price fluctuations. During the third quarter of 2005, natural gas and oil prices became extremely volatile primarily due to supply limitations caused by hurricanes in the Gulf of Mexico. Conectiv Energy had almost all of its generation fuel requirements hedged using swaps and futures contracts through this period; therefore, the sharp rise in prices did not adversely impact its generation operations through the summer months. Conectiv Energy also holds long-term capacity agreements on interstate gas pipelines that minimize its exposure to a shortage of physical supplies of natural gas. As of September 30, 2005, Conectiv Energy had fuel hedges in place covering approximately 97% of its remaining projected needs for 2005, and 96% of its projected needs for 2006.

     The increase in Pepco Energy Services' fuel and purchased energy and other services cost of sales of $115.8 million resulted from (i) higher volumes of electricity purchased at higher prices in the 2005 quarter to serve increased commercial and industrial retail customer load, and (ii) higher fuel and operating costs for the Benning and Buzzard power plants in 2005 due to higher electric generation that resulted from warmer weather in 2005.

Other Operation and Maintenance
A detail of PHI's other operation and maintenance expense is as follows:
112 ____________________________________________________________________________________

	2005	2004	Change
Power Delivery	$163.5	$155.0	$8.5
Conectiv Energy	25.4	24.1	1.3
Pepco Energy Services	17.6	16.2	1.4
Other Non-Regulated	1.8	2.2	(.4)
Corporate and Other	(.9)	(5.0)	4.1
Total	$207.4	$192.5	$14.9

     PHI's other operation and maintenance expense increased by $14.9 million to $207.4 million in the 2005 quarter from $192.5 million in the 2004 quarter primarily due to the following increases in Power Delivery costs: (i) a $7.8 million increase in restoration and maintenance costs, and (ii) a $2.2 million increase in employee benefit related expenses.

Depreciation and Amortization

     PHI's depreciation and amortization expenses decreased by $4.6 million to $109.1 million in the 2005 quarter from $113.7 million in the 2004 quarter primarily due to an increase in the estimated useful lives of Conectiv Energy's generation assets which had a $2.7 million impact in the 2005 quarter.

Other Taxes

     Other taxes increased by $6.9 million to $98.2 million in the 2005 quarter from $91.3 million in the 2004 quarter. This increase was primarily due to higher pass-throughs, offset in Regulated T&D Electric Revenue.

Deferred Electric Service Costs

     Deferred Electric Service Costs increased by $44.4 million to $63.1 million in the 2005 quarter as compared to $18.7 million for the 2004 quarter. The $44.4 million increase represents the net over-recovery associated with New Jersey BGS, nonutility generators (NUGs), market transition charges and other restructuring items. At September 30, 2005, ACE's balance sheet included as a regulatory asset an under-recovery of $27.0 million with respect to these items, which is net of a $47.3 million reserve for items disallowed by the New Jersey Board of Public Utilities (NJBPU) in a ruling that is under appeal.

Impairment Loss
Impairment Loss of $3.3 million represents a goodwill impairment charge that was recorded by Conectiv Energy during the third quarter of 2005 related to its oil marketing division.
Gain on Sale of Assets

     Gain on Sale of Assets increased by $70.2 million to $72.3 million for the three months ended September 30, 2005 from $2.1 million for the three months ended September 30, 2004. The increase primarily represents a $68.1 million pre-tax gain from the sale of non-utility land owned by Pepco located at Buzzard Point in the District of Columbia.

113 ____________________________________________________________________________________
Other Income (Expenses)

     PHI's other expenses (which are net of other income) decreased by $24.7 million to $71.6 million in the 2005 quarter from $96.3 million in the 2004 quarter primarily due to a decrease in net interest expense of $19.3 million, which primarily resulted from a $12.8 million reduction in interest expense due to costs associated with the pre-payment by Conectiv Energy of debt related to the Bethlehem mid-merit facility in the 2004 quarter and a $9.5 million decrease in interest expense due to less debt outstanding during the 2005 quarter.

Income Tax Expense

     PHI's effective tax rate for the three months ended September 30, 2005 was 43% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory tax rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities for prior tax years subject to audit (which is the primary reason for the higher effective rate as compared to the three months ended September 30, 2004) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits and tax benefits related to certain leveraged leases.

     PHI's effective tax rate for the three months ended September 30, 2004 was 39% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory tax rate were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits and tax benefits related to certain leveraged leases.

     The accompanying results of operations discussion is for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. All amounts in the tables (except sales and customers) are in millions.

Operating Revenue
A detail of the components of PHI's consolidated operating revenues is as follows:
	2005	2004	Change
Power Delivery	$3,582.3	$3,426.7	$155.6
Conectiv Energy	1,913.6	1,802.1	111.5
Pepco Energy Services	1,101.9	855.6	246.3
Other Non-Regulated	61.8	66.9	(5.1)
Corporate and Other	(654.0)	(649.2)	(4.8)
Total Operating Revenue	$6,005.6	$5,502.1	$503.5

114 ____________________________________________________________________________________
Power Delivery Business
The following table categorizes Power Delivery's operating revenue by type of revenue.
	2005	2004	Change
Regulated T&D Electric Revenue	$1,249.2	$1,219.1	$30.1
Default Supply Revenue	2,089.1	1,983.2	105.9
Other Electric Revenue	48.7	50.4	(1.7)
Total Electric Operating Revenue	3,387.0	3,252.7	134.3

Regulated Gas Revenue	145.7	126.9	18.8
Other Gas Revenue	49.6	47.1	2.5
Total Gas Operating Revenue	195.3	174.0	21.3

Total Power Delivery Operating Revenue	$3,582.3	$3,426.7	$155.6

Regulated T&D Electric Revenue	2005	2004	Change

Residential	$486.9	$477.9	$9.0
Commercial	552.3	533.9	18.4
Industrial	28.1	28.0	.1
Other (Includes PJM)	181.9	179.3	2.6
Total Regulated T&D Electric Revenue	$1,249.2	$1,219.1	$30.1

Regulated T&D Electric Sales (Gwh)	2005	2004	Change

Residential	14,146	13,945	201
Commercial	21,877	21,595	282
Industrial	3,273	3,359	(86)
Other	186	190	(4)
Total Regulated T&D Electric Sales	39,482	39,089	393

Regulated T&D Electric Customers (000s)	2005	2004	Change

Residential	1,582	1,560	22
Commercial	194	191	3
Industrial	2	2	-
Other	2	2	-
Total Regulated T&D Electric Customers	1,780	1,755	25

      Regulated T&D Revenue increased by $30.1 million due to the following: (i) a $17.6 million increase in tax pass-throughs, principally a county surcharge rate increase (offset in Other Taxes expense), (ii) a $15.1 million increase due to weather, primarily the result of a 12.0% increase in cooling degree days in 2005, partially offset by (iii) a $5.2 million decrease due to reductions by

115 ____________________________________________________________________________________

each of DPL and ACE in estimated unbilled revenue recorded in the second quarter of 2005, primarily reflecting an increase in the amount of estimated power line losses (estimates of electricity expected to be lost in the process of its transmission and distribution to customers).

Default Electricity Supply
Default Supply Revenue	2005	2004	Change

Residential	$920.6	$790.6	$130.0
Commercial	738.9	834.1	(95.2)
Industrial	100.0	110.2	(10.2)
Other (Includes PJM)	329.6	248.3	81.3
Total Default Supply Revenue	$2,089.1	$1,983.2	$105.9

Default Electricity Supply Sales (Gwh)	2005	2004	Change

Residential	13,699	13,152	547
Commercial	11,300	14,681	(3,381)
Industrial	1,536	1,761	(225)
Other	128	171	(43)
Total Default Electricity Supply Sales	26,663	29,765	(3,102)

Default Electricity Supply Customers (000s)	2005	2004	Change

Residential	1,548	1,498	50
Commercial	180	177	3
Industrial	2	2	-
Other	2	1	1
Total Default Electricity Supply Customers	1,732	1,678	54

     Default Supply Revenue increased by $105.9 million primarily due to the following: (i) a $79.7 million increase in wholesale energy revenues resulting from sales of generated and purchased energy into PJM (included in Other) due to higher market prices in 2005, (ii) a $38.4 million increase due to weather, (iii) a $41.4 million increase due to the result of the new market based SOS beginning in Maryland in June 2005 and in the District of Columbia in February 2005, partially offset by (iv) a $47.3 million decrease due to commercial customer migration, and (v) a $10.7 million decrease resulting from reductions by each of DPL and ACE in estimated unbilled revenue, primarily reflecting an increase in estimated power line losses (estimates of electricity expected to be lost in the process of its transmission and distribution to customers) recorded in the second quarter of 2005 (partially offset in Fuel and Purchased Energy expense).

116 ____________________________________________________________________________________
Gas Operating Revenue
Regulated Gas Revenue	2005	2004	Change

Residential	$85.2	$75.3	$9.9
Commercial	49.8	42.2	7.6
Industrial	7.3	6.2	1.1
Transportation and Other	3.4	3.2	.2
Total Regulated Gas Revenue	$145.7	$126.9	$18.8

Regulated Gas Sales (Bcf)	2005	2004	Change

Residential	5.9	6.2	(.3)
Commercial	3.9	3.9	-
Industrial	.7	.8	(.1)
Transportation and Other	4.1	4.5	(.4)
Total Regulated Gas Sales	14.6	15.4	(.8)

Regulated Gas Customers (000s)	2005	2004	Change

Residential	109	108	1
Commercial	9	9	-
Industrial	-	-	-
Transportation and Other	-	-	-
Total Regulated Gas Customers	118	117	1

Regulated Gas Revenue increased $18.8 million primarily due to an increase in the Gas Cost Rate, effective November 1, 2004, as a result of higher natural gas commodity costs.
Competitive Energy Business
The following table provides the operating revenues of the Competitive Energy business for its major business activities.
	2005	2004	Change

Merchant Generation	$511.3	$461.0	$50.3
Requirements Load Service (POLR, BGS, SOS, DS)	633.2	774.7	(141.5)
Oil and Gas Marketing Services and Other	769.1	566.4	202.7
Total Conectiv Energy Operating Revenue	$1,913.6	$1,802.1	$111.5

Pepco Energy Services	$1,101.9	$855.6	$246.3

117 ____________________________________________________________________________________

•	Merchant Generation experienced an increase of $50.3 million primarily due to increased output and increased power prices (approximately 38% higher).
•

Requirements Load Service experienced a decrease of $141.5 million due to a decrease in DPL's POLR load because of the implementation of competitive bidding on wholesale supply in Maryland and Virginia, and lower New Jersey BGS sales. Many of Conectiv Energy's 12-month New Jersey BGS supply contracts ended in the middle of 2004. Conectiv Energy won fewer bids on BGS load for the 2004-2005 period in the 2004 BGS auction.

•	Oil and Gas Marketing Services and Other increased by $202.7 million primarily due to increased wholesale natural gas sales and higher natural gas prices.

     The increase in Pepco Energy Services' operating revenue of $246.3 million is primarily due to (i) increased commercial and industrial retail load acquisition in 2005 at higher prices than in the 2004 period, and (ii) higher generation from its Benning and Buzzard power plants in 2005 due to warmer weather conditions. As of September 30, 2005, Pepco Energy Services had 2,487 megawatts of commercial and industrial load, as compared to 1,588 megawatts of commercial and industrial load at the end of the 2004 period. In 2005, Pepco Energy Services' power plants generated 221,247 megawatt hours of electricity, as compared to 41,084 megawatt hours of generation in 2004 primarily due to warmer weather conditions.

Operating Expenses
Fuel and Purchased Energy and Other Services Cost of Sales
A detail of PHI's consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:
	2005	2004	Change
Power Delivery	$2,089.4	$1,983.8	$105.6
Conectiv Energy	1,713.5	1,593.5	120.0
Pepco Energy Services	1,006.3	781.4	224.9
Corporate and Other	(651.2)	(654.5)	3.3
Total	$4,158.0	$3,704.2	$453.8

Power Delivery's Fuel and Purchased Energy costs increased by $105.6 million primarily due to higher average energy costs offset by increased commercial customer migration.
118 ____________________________________________________________________________________
The following table divides the Fuel and Purchased Energy and Other Services Cost of Sales of the Competitive Energy business among its major business activities.
	2005	2004	Change

Merchant Generation	$300.7	$286.7	$14.0
Requirements Load Service (POLR, BGS, SOS)	643.1	752.6	(109.5)
Oil and Gas Marketing Services and Other	769.7	554.2	215.5
Total Conectiv Energy Fuel and Purchased Energy and Other Services Cost of Sales	$1,713.5	$1,593.5	$120.0

Pepco Energy Services	$1,006.3	$781.4	$224.9

The increase of $120.0 million in Conectiv Energy's Fuel and Purchased Energy and Other Services Cost of Sales is attributable to the following:
•	Merchant Generation costs increased by $14.0 million mainly due to higher fuel costs.
•

Requirements Load Service costs decreased by $109.5 million due to a decrease in DPL's POLR load because of the implementation of competitive bidding on wholesale supply in Maryland and Virginia and lower New Jersey BGS sales.

•	Oil and Gas Marketing Services and Other costs increased by $215.5 million primarily due to increased wholesale natural gas sales and higher natural gas prices.

     The increase in Pepco Energy Services' Fuel and Purchased Energy and Other Services Cost of Sales of $224.9 million resulted primarily from (i) higher volumes of electricity purchased at higher prices in 2005 to serve commercial and industrial retail customers, and (ii) higher fuel and operating costs for the Benning and Buzzard power plants in 2005 due to higher electric generation that resulted from warmer weather.

Other Operation and Maintenance
A detail of PHI's other operation and maintenance expense is as follows:
	2005	2004	Change
Power Delivery	$463.5	$458.0	$5.5
Conectiv Energy	71.0	71.2	(.2)
Pepco Energy Services	51.8	50.9	.9
Other Non-Regulated	4.6	6.1	(1.5)
Corporate and Other	(4.2)	(11.0)	6.8
Total	$586.7	$575.2	$11.5

119 ____________________________________________________________________________________

     PHI's other operation and maintenance increased by $11.5 million to $586.7 million in the 2005 nine month period from $575.2 million in the 2004 nine month period primarily due to (i) a $6.4 million increase in employee benefit costs and (ii) a $3.5 million increase in restoration and maintenance costs, partially offset by (iii) a $4.9 million decrease in PJM administrative expenses due to the implementation of market based SOS.

Depreciation and Amortization

     PHI's depreciation and amortization expenses decreased by $19.3 million to $316.6 million in the 2005 nine month period from $335.9 million in the 2004 nine month period primarily due to (i) a $6.0 million decrease as a result of a change in the depreciation technique and rates resulting from a 2005 final rate order from NJBPU, (ii) a $5.7 million decrease related to the disposition of non-regulated assets, (iii) a $5.2 million decrease in deferred transitional bond charges, and (iv) a $2.7 million decrease due to an increase in the estimated useful lives of Conectiv Energy's generation assets during the third quarter of 2005.

Other Taxes

     Other taxes increased by $28.8 million to $256.3 million in the 2005 nine month period from $227.5 million in the 2004 nine month period. This increase was primarily due to (i) a $19.5 million increase in pass-throughs, mainly attributable to a county surcharge rate increase (offset in Regulated T& D Electric Revenue), and (ii) a $5.3 million increase related to property tax accruals.

Deferred Electric Service Costs

    Deferred Electric Service Costs increased by $36.2 million to $63.9 million for the nine months ended September 30, 2005 from $27.7 million for the nine months ended September 30, 2004. The increase was primarily due to (i) $30.6 million net over-recovery associated with New Jersey BGS, NUGs, market transition charges and other restructuring items, and (ii) $4.5 million in regulatory disallowances (net of amounts previously reserved) associated with the April 2005 NJBPU settlement agreement. At September 30, 2005, ACE's balance sheet included as a regulatory asset an under-recovery of $27.0 million with respect to these items, which is net of a $47.3 million reserve for items disallowed by the NJBPU in a ruling that is under appeal.

Impairment Loss
Impairment Loss of $3.3 million represents a goodwill impairment charge that was recorded by Conectiv Energy during the third quarter of 2005 related to its oil marketing division.
120 ____________________________________________________________________________________
Gain on Sale of Assets

     Gain on Sale of Assets increased by $47.7 million to $76.6 million for the nine months ended September 30, 2005 from $28.9 million for the nine months ended September 30, 2004. The increase is primarily due to the following: (i) a $68.1 million gain from the 2005 sale of non-utility land owned by Pepco located at Buzzard Point in the District of Columbia partially offset by (ii) a $14.4 million gain from the 2004 condemnation settlement with the City of Vineland relating to the transfer of ACE's distribution assets and customer accounts to the city, (iii) a $6.6 million gain from the 2004 sale of land, and (iv) an $8.0 million gain on the 2004 sale of aircraft by PCI.

Other Income (Expenses)

     PHI's other expenses (which are net of other income) decreased by $51.7 million to $212.4 million in the 2005 nine month period, from $264.1 million in the 2004 nine month period primarily due to the following: (i) a decrease in net interest expense of $36.4 million, which primarily resulted from a $23.6 million decrease due to less debt outstanding during the 2005 period and a decrease of $12.8 million of interest expense that was recorded by Conectiv Energy in the 2004 quarter related to costs associated with the prepayment of debt related to the Bethlehem mid-merit facility, (ii) an $11.2 million impairment charge on the Starpower investment that was recorded during the second quarter of 2004, (iii) income of $7.9 million received by PCI in 2005 from the sale and liquidation of energy investments, and (iv) income of $3.9 million in 2005 from cash distributions from a joint-owned co-generation facility, partially offset by (v) a pre-tax gain of $11.2 million on a distribution from a co-generation joint-venture that was recognized by Conectiv Energy during the second quarter of 2004.

Income Tax Expense

     PHI's effective tax rate for the nine months ended September 30, 2005 was 42% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory tax rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities for prior tax years subject to audit (which is the primary reason for the higher effective rate as compared to the nine months ended September 30, 2004) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits and tax benefits related to certain leveraged leases.

     PHI's effective tax rate for the nine months ended September 30, 2004 was 36% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory tax rate were state income taxes (net of federal benefit, including the benefit associated with the retroactive adjustment for the issuance of final consolidated tax return regulations by a local taxing authority), the flow-through of deferred investment tax credits and tax benefits related to certain leveraged leases, partially offset by the flow-through of certain book tax depreciation differences.

121 ____________________________________________________________________________________
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

CAPITAL RESOURCES AND LIQUIDITY
Capital Structure

     The components of Pepco Holdings' capital structure, expressed as a percentage of total capitalization (including short-term debt and current maturities of long-term debt but excluding (i) transition bonds issued by Atlantic City Electric Transition Funding LLC (ACE Funding) in the principal amount of $531.7 million and $551.3 million at September 30, 2005 and December 31, 2004, respectively, and (ii) Pepco Energy Services' project funding secured by customer accounts receivable of $79.1 million and $70.7 million at September 30, 2005 and December 31, 2004, respectively) are shown below. The transition bonds issued by ACE Funding and the project funding of Pepco Energy Services, which are both effectively securitized, are excluded because the major credit rating agencies treat effectively securitized debt separately and not as general obligations of PHI, when computing credit quality measures. (Dollar amounts in the table are in millions.)

	September 30, 2005		December 31, 2004
Common Shareholders' Equity	$3,616.6	42.0%	$3,366.3	39.2%
Preferred Stock of subsidiaries (a)	54.9	.6	54.9	.6
Long-Term Debt (b)	4,890.4	56.8	5,003.3	58.3
Short-Term Debt (c)	50.0	.6	161.3	1.9
Total	$8,611.9	100.0%	$8,585.8	100.0%

(a)	Consists of Serial Preferred Stock and Redeemable Serial Preferred Stock issued by subsidiaries of PHI.
(b)

Consists of first mortgage bonds, medium term notes, other long-term debt, current maturities of long-term debt, and Variable Rate Demand Bonds. Excludes capital lease obligations, transition bonds issued by ACE Funding, and project funding of Pepco Energy Services secured by customer accounts receivable, and the current portions of these obligations.

(c)

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

122 ____________________________________________________________________________________
Financing Activity During the Three Months Ended September 30, 2005
In July 2005, ACE retired at maturity $20.3 million of medium-term notes with a weighted average interest rate of 6.37%.
In July 2005, ACE Funding made principal payments of $4.5 million on Series 2002-1 Bonds, Class A-1 and $1.6 million on Series 2003-1 Bonds, Class A-1 with a weighted average interest rate of 2.89%.
In August 2005, ACE retired at maturity $7.8 million of medium-term notes with a weighted average interest rate of 6.34%.
In August 2005, PCI retired at maturity $19 million of 6.47% medium-term notes.

     In September 2005, Pepco retired at maturity $100 million of 6.50% first mortgage bonds, and redeemed prior to maturity $75 million of 7.375% first mortgage bonds due 2025. Proceeds from the June issuance of $175 million of 5.40% senior secured notes were used to fund these payments.

Financing Activity Subsequent to September 30, 2005

    In October 2005, ACE Funding made principal payments of $6.1 million on Series 2002-1 Bonds, Class A-1 and $2.3 million on Series 2003-1 Bonds, Class A-1 with a weighted average interest rate of 2.89%.

In October 2005, DPL called for redemption, on December 1, 2005, all outstanding shares of its 6.75% series preferred stock, at par, totaling $3.5 million.

     In October 2005, Pepco repurchased 74,103 shares of its $2.46 series preferred stock, par value $50 per share, at a weighted average price of $49.89 per share. Pepco also repurchased 13,148 shares of its $2.28 series at a weighted average price of $49.78 per share and 22,795 shares of its $2.44 series, par value $50 per share, at $49.875 per share.

Sale of Buzzard Point Property

     On August 25, 2005, John Akridge Development Company ("Akridge") purchased 384,051 square feet of excess non-utility land owned by Pepco located at Buzzard Point in the District of Columbia. The contract price was $75 million in cash and resulted in a pre-tax gain of $68.1 million which is recorded as a reduction of Operating Expenses in the accompanying Consolidated Statements of Earnings in the third quarter of 2005. The after-tax gain was $40.7 million. The sale agreement provides that Akridge will release Pepco from, and has agreed to indemnify Pepco for, substantially all environmental liabilities associated with the land, except that Pepco will retain liability for claims by third parties arising from the release, if any, of hazardous substances from the land onto the adjacent property occurring before the closing of the sale.

123 ____________________________________________________________________________________
Financial Investment Liquidation

     On October 11, 2005, PCI received $13.3 million in cash related to the final liquidation of a financial investment that was written-off in 2001. PCI recorded an after-tax gain of $8.9 million in October 2005 as a result of the receipt of proceeds from the liquidation.

IRS Mixed Service Cost Issue

     During 2001, Pepco, DPL, and ACE changed their methods of accounting with respect to capitalizable construction costs for income tax purposes, which allow the companies to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through September 30, 2005, these accelerated deductions have generated incremental tax cash flow benefits of approximately $205 million (consisting of $94 million for Pepco, $62 million for DPL, and $49 million for ACE) for the companies, primarily attributable to their 2001 tax returns. On August 2, 2005, the IRS issued Revenue Ruling 2005-53 (the Revenue Ruling) that will limit the ability of the companies to utilize this method of accounting for income tax purposes on their tax returns for 2004 and prior years. PHI intends to contest any IRS adjustment to its prior year income tax returns based on the Revenue Ruling. However, if the IRS is successful in applying this Revenue Ruling, Pepco, DPL, and ACE would be required to capitalize and depreciate a portion of the construction costs previously deducted and repay the associated income tax benefits, along with interest thereon. During the third quarter 2005, PHI recorded an $8.3 million increase in income tax expense (consisting of $4.6 million for Pepco, $2.0 million for DPL, and $1.7 million for ACE) to account for the accrued interest that would be paid on the portion of tax benefits that PHI estimates would be deferred to future years if the construction costs previously deducted are required to be capitalized and depreciated.

     On the same day as the Revenue Ruling was issued, the Treasury Department released regulations that, if adopted in their current form, would require Pepco, DPL, and ACE to change their method of accounting with respect to capitalizable construction costs for income tax purposes for all future tax periods beginning in 2005. Under these regulations, Pepco, DPL, and ACE will have to capitalize and depreciate a portion of the construction costs that they have previously deducted and repay, over a two year period beginning with tax year 2005, the associated income tax benefits. PHI is continuing to work with the industry to determine an alternative method of accounting for capitalizable construction costs acceptable to the IRS to replace the method disallowed by the new regulations. PHI believes that it has adequate liquidity, with its operating cash flow and borrowing capacity, to fund any cash payment that might be required under the regulation or the Revenue Ruling.

Working Capital

     At September 30, 2005, Pepco Holdings did not have a working capital deficit as its current assets on a consolidated basis totaled $2.3 billion and its current liabilities on a consolidated basis totaled $2.3 billion. At December 31, 2004, Pepco Holdings had a working capital deficit as its current assets on a consolidated basis totaled approximately $1.7 billion and its current liabilities totaled approximately $2.0 billion.

     Typically, Pepco Holdings has a working capital deficit resulting in large part from the fact that, in the normal course of business, Pepco Holdings' utility subsidiaries acquire and pay for energy supplies for their customers before the supplies are metered and then billed to customers.

124 ____________________________________________________________________________________

Short-term financings are used to meet liquidity needs. Short-term financings are also used, at times, to temporarily fund redemptions of long-term debt, until long-term replacement financing is completed.

     At September 30, 2005, Pepco Holdings' subsidiaries in aggregate were in receipt of (a net holder of) cash collateral in the amount of $224 million, of which $7.7 million was held as restricted cash. Pepco Holdings' cash and cash equivalents and its restricted cash, as shown on its consolidated balance sheet at September 30, 2005 totaled $280.3 million. At December 31, 2004, Pepco Holdings' subsidiaries in aggregate were in receipt of (a net holder of) cash collateral in the amount of $21 million, of which $7.6 was held as restricted cash. Pepco Holdings' cash and cash equivalents and restricted cash, as shown on its consolidated balance sheet at December 31, 2004 totaled $71.6 million. Refer to the Capital Requirements - Contractual Arrangements with Credit Rating Triggers or Margining Rights section, herein for additional information.

A detail of Pepco Holdings' short-term debt balances at September 30, 2005, and December 31, 2004, in millions, is as follows:
	As of September 30, 2005
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	PES	PCI	PHI Consolidated
Variable Rate Demand Bonds	$-	$-	$104.8	$22.6	$-	$31.0	$-	$158.4
Current Portion of Long-Term Debt	300.0	-	3.0	65.0	28.6	.1	41.0	437.7
Current Portion of Project Funding Secured by Accounts Receivable	-	-	-	-	-	6.7	-	6.7
Floating Rate Note	50.0	-	-	-	-	-	-	50.0
Total	$350.0	$-	$107.8	$87.6	$28.6	$37.8	$41.0	$652.8

	As of December 31, 2004
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	PES	PCI	Conectiv	PHI Consolidated
Variable Rate Demand Bonds	$ -	$ -	$104.8	$22.6	$ -	$31.0	$ -	$ -	$158.4
Current Portion of Long-Term Debt	-	100.0	2.7	40.0	28.1	.1	60.0	280.0	510.9
Current Portion of Project Funding Secured by Accounts Receivable	-	-	-	-	-	5.4	-	-	5.4
Floating Rate Note	50.0	-	-	-	-	-	-	-	50.0
Commercial Paper	78.6	-	-	32.7	-	-	-	-	111.3
Total	$128.6	$100.0	$107.5	$95.3	$28.1	$36.5	$60.0	$280.0	$836.0

125 ____________________________________________________________________________________
Cash Flow Activities
PHI's cash flows for the nine months ended September 30, 2005 and 2004 are summarized below.
	Cash Source / (Use)
	2005	2004
	(Dollars in Millions)
Operating activities	$809.3	$440.1
Investing activities	(222.6)	(322.9)
Financing activities	(366.6)	(151.1)
Net increase (decrease) in cash and cash equivalents	$220.1	$(33.9)

Operating Activities
Cash flows from operating activities during the nine months ended September 30, 2005 and 2004 are summarized below.
	Cash Source / (Use)
	2005	2004
	(Dollars in Millions)
Net income	$289.6	$252.6
Adjustments to net income	276.5	359.0
Changes in working capital	243.2	(171.5)
Net cash from operating activities	$809.3	$440.1

     Net cash provided by operating activities increased $369.2 million for the nine months ended September 30, 2005 compared to the same period in 2004. The increase is primarily a result of the following: (i) an increase of cash collateral received in connection with competitive energy and default service activities as the balance of cash collateral held increased from $21 million as of December 31, 2004 to $224 million as of September 30, 2005, (ii) increases in power broker payables for the nine months ended September 30, 2005, as a result of higher power prices and customer loads in September versus December, (iii) higher net income during the 2005 period, and (iv) a decrease of approximately $20 million in the interest paid on debt obligations for the nine months ended September 30, 2005.

Investing Activities
Cash flows from investing activities during the nine months ended September 30, 2005 and 2004 are summarized below.
126 ____________________________________________________________________________________

	Cash Source / (Use)
	2005	2004
	(Dollars in Millions)
Construction expenditures	$(341.4)	$(357.0)
Cash proceeds from sale of:
Other investments	23.8	15.1
Marketable securities, net	-	19.4
Real estate and other properties	83.1	42.0
All other investing cash flows, net	11.9	(42.4)
Net cash used by investing activities	$(222.6)	$(322.9)

     Net cash used by investing activities decreased $100.3 million for the nine months ended September 30, 2005 compared to the same period in 2004. The decrease is primarily due to the net proceeds received of $73.7 million related to the sale of Buzzard Point land. Additionally, during the nine month 2005 period the Power Delivery segment's capital expenditures decreased compared to the 2004 period.

Financing Activities
Cash flows from financing activities during the nine months ended September 30, 2005 and 2004 are summarized below.
	Cash Source / (Use)
	2005	2004
	(Dollars in Millions)
Common and preferred stock dividends	$(143.4)	$(131.2)
Common stock issuances	20.7	309.9
Debenture redemptions	-	(95.0)
Preferred stock redemptions	-	(6.6)
Long-term debt issuances	533.3	449.7
Long-term debt redemptions	(656.3)	(820.7)
Short-term debt, net	(111.3)	171.5
All other financing cash flows, net	(9.6)	(28.7)
Net cash used by financing activities	$(366.6)	$(151.1)

Net cash used by financing activities increased $215.5 million for the nine months ended September 30, 2005 compared to the same period in 2004.

     Common stock issuances include the issuance of shares through the Company's Dividend Reinvestment Plan ($20.7 million for the nine months ended September 30, 2005 and $22.1 million for the nine months ended September 30, 2004). Pepco Holdings issued common stock in September 2004 and received $277.5 million of proceeds, net of issuance costs of $10.3 million. The proceeds in combination with short-term debt were used to prepay in its entirety the $335 million Conectiv Bethlehem term loan.

127 ____________________________________________________________________________________

     In 2004, the debenture redemptions represent mandatorily redeemable trust preferred securities of $70 million for DPL and $25 million for ACE. Preferred stock redemptions include Pepco's repurchase of shares of it $2.28 Series and the sinking fund payment related to its $3.40 Series.

     In September 2005, Pepco used the proceeds from the June 2005 issuance of $175 million in senior secured notes to fund the retirement of $100 million in first mortgage bonds in September 2005 as well as the redemption of $75 million in first mortgage bonds prior to maturity.

In 2005, DPL issued $100 million of unsecured notes due 2015 to redeem higher rate securities.

     In 2005, Pepco Holdings issued $250 million of floating rate unsecured notes due 2010. The net proceeds were used to repay commercial paper issued to fund the redemptions of $300 million of Conectiv debt.

Additional debt redemptions in 2005 include $19 million of PCI Medium Term Notes and $40.1 million of ACE Medium Term Notes.

     In 2004, Pepco issued $275 million and ACE issued $120 million of secured senior notes and issued $54.7 million of insured auction rate tax-exempt securities. Proceeds were used to redeem higher rate securities ($385 million) and to repay short-term debt.

In September 2004, Conectiv Bethlehem prepaid its entire $335 million term loan due 2006.
In 2004, additional debt redemptions included $36 million of PCI Medium term Notes and $50 million of Conectiv debt.

     In 2004, net short-term debt issuances were higher primarily due to ACE's short-term borrowing needs for the redemptions of long-term debt and trust preferred securities, higher construction expenditures and a common stock repurchase.

Capital Requirements
Construction Expenditures

     Pepco Holdings' construction expenditures for the nine months ended September 30, 2005 totaled $341.4 million of which $322.6 million was related to its Power Delivery businesses. The remainder was primarily related to Conectiv Energy. The Power Delivery expenditures were primarily related to capital costs associated with new customer services, distribution reliability, and transmission.

Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of September 30, 2005, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments

128 ____________________________________________________________________________________

and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	DPL	ACE	Other	Total
Energy marketing obligations of Conectiv Energy (1)	$184.6	$-	$-	$-	$184.6
Energy procurement obligations of Pepco Energy Services (1)	13.1	-	-	-	13.1
Guaranteed lease residual values (2)	.4	3.2	3.2	.2	7.0
Loan agreement (3)	11.7	-	-	-	11.7
Other (4)	18.9	-	-	2.6	21.5
Total	$228.7	$3.2	$3.2	$2.8	$237.9

1.

Pepco Holdings has contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including requirements under BGS contracts entered into with ACE.

2.

Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of September 30, 2005, obligations under the guarantees were approximately $7.0 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of payment being required under the guarantee is remote.

3.

Pepco Holdings has issued a guarantee on the behalf of a subsidiary's 50% unconsolidated investment in a limited liability company for repayment of borrowings under a loan agreement with a balance of approximately $11.7 million.

4.	Other guarantees consist of:
	•	Pepco Holdings has performance obligations of $.5 million relating to obligations to third party suppliers of equipment.
	•	Pepco Holdings has guaranteed payment of a bond issued by a subsidiary of $14.9 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
	•	Pepco Holdings has guaranteed a subsidiary building lease of $3.5 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
	•	PCI has guaranteed facility rental obligations related to contracts entered into by Starpower. As of September 30, 2005, the guarantees cover the remaining $2.6 million in rental obligations.
129 ____________________________________________________________________________________

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

Dividends
On October 27, 2005, Pepco Holdings' Board of Directors declared a dividend on common stock of 25 cents per share payable December 30, 2005, to shareholders of record on December 10, 2005
130 ____________________________________________________________________________________
Energy Contract Net Asset Activity
The following table provides detail on changes in the competitive energy segments' net asset or liability position with respect to energy commodity contracts from one period to the next:
Roll-forward of Mark-to-Market Energy Contract Net Assets For the Nine Months Ended September 30, 2005 (Dollars are Pre-Tax and in Millions)
	Proprietary Trading (1)	Other Energy Commodity (2)	Total
Total Marked-to-Market (MTM) Energy Contract Net Assets at December 31, 2004	$ .9	$ 25.7	$ 26.6
Total change in unrealized fair value excluding reclassification to realized at settlement of contracts	.1	20.0	20.1
Reclassification to realized at settlement of contracts	(.8)	(58.8)	(59.6)
Effective portion of changes in fair value - recorded in OCI	-	157.4	157.4
Ineffective portion of changes in fair value - recorded in earnings	-	.6	.6
Changes in valuation techniques and assumptions	-	-	-
Purchase/sale of existing contracts or portfolios subject to MTM	-	-	-
Total MTM Energy Contract Net Assets at September 30, 2005 (a)	$ .2	$144.9	$145.1

(a) Detail of MTM Energy Contract Net Assets at September 30, 2005 (above)			Total
Current Assets			$157.0
Noncurrent Assets			158.7
Total MTM Energy Assets			315.7
Current Liabilities			(13.3)
Noncurrent Liabilities			(157.3)
Total MTM Energy Contract Liabilities			(170.6)
Total MTM Energy Contract Net Assets			$145.1

Notes:
(1)

The forward value of the trading contracts represents positions held prior to the cessation of proprietary trading. The values were locked in during the exit from trading and will be realized during the normal course of business through the end of 2005.

(2)	Includes all SFAS 133 hedge activity and non-proprietary trading activities marked-to-market through earnings and OCI.

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

     PHI uses its best estimates to determine the fair value of the commodity and derivative contracts that its competitive energy segments hold and sell. The fair values in each category presented below reflect forward prices and volatility factors as of September 30, 2005 and are subject to change as a result of changes in these factors:

131 ____________________________________________________________________________________

Maturity and Source of Fair Value of Mark-to-Market Energy Contract Net Assets As of September 30, 2005 (Dollars are Pre-Tax and in Millions)
	Fair Value of Contracts at September 30, 2005
	Maturities
Source of Fair Value	2005	2006	2007	2008 and Beyond	Total Fair Value
Proprietary Trading (1)
Actively Quoted (i.e., exchange-traded) prices (1)	$ .2	$ -	$ -	$ -	$ .2
Prices provided by other external sources (2)	-	-	-	-	-
Modeled	-	-	-	-	-
Total	$ .2	$ -	$ -	$ -	$ .2
Other Energy Commodity (3)
Actively Quoted (i.e., exchange-traded) prices	$30.9	$103.8	$ 34.3	$ 4.2	$ 173.2
Prices provided by other external sources (2)	17.7	(77.5)	(46.6)	(8.8)	(115.2)
Modeled (4)	25.3	61.6	-	-	86.9
Total	$73.9	$ 87.9	$(12.3)	$(4.6)	$144.9

Notes:
(1)

The forward value of the trading contracts represents positions held prior to the cessation of proprietary trading. The values were locked in during the exit from trading and will be realized during the normal course of business through the end of 2005.

(2)	Prices provided by other external sources reflect information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
(3)	Includes all SFAS No. 133 hedge activity and non-trading activities marked-to-market through AOCI or the Income Statement as required.
(4)

The modeled hedge position is a power swap for 50% of Conectiv Energy's obligation to supply POLR to DPL. The model is used to approximate the forward load quantities. Pricing is derived from the broker market.

Contractual Arrangements with Credit Rating Triggers or Margining Rights

     Under certain contractual arrangements entered into by PHI's subsidiaries in connection with competitive energy and other transactions, the affected company may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit rating for long-term unsecured debt of the applicable company is downgraded one or more levels. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. As of September 30, 2005, a one-level downgrade in the credit rating of long-term unsecured debt of PHI and all of its affected subsidiaries would have required PHI and such subsidiaries to provide aggregate cash collateral or letters of credit of up to approximately $178 million. An additional amount of approximately $312 million of aggregate cash collateral or letters of credit would have been required in the event of subsequent downgrades to below investment grade.

132 ____________________________________________________________________________________

     Many of the contractual arrangements entered into by PHI's subsidiaries in connection with competitive energy activities include margining rights pursuant to which the PHI subsidiary or a counterparty may request collateral if the market value of the contractual obligations reaches levels that are in excess of the credit thresholds established in the applicable arrangements. Pursuant to these margining rights, the affected PHI subsidiary may receive, or be required to post, collateral due to energy price movements. As of September 30, 2005, Pepco Holdings' subsidiaries that engaged in competitive energy activities and default supply activities were in receipt of (a net holder of) cash collateral in the amount of $224 million as recorded in connection with the activities.

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

     Pepco has also asserted the Pepco TPA Claim against other Mirant entities, which Pepco believes are liable to Pepco under the terms of the Asset Purchase and Sale Agreement's Assignment and Assumption Agreement (the Assignment Agreement). Under the Assignment

133 ____________________________________________________________________________________

Agreement, Pepco believes that each of the Mirant entities assumed and agreed to discharge certain liabilities and obligations of Pepco as defined in the Asset Purchase and Sale Agreement. Mirant has filed objections to these claims. Under the original plan of reorganization filed by the Mirant entities with the Bankruptcy Court, certain Mirant entities other than Mirant Corporation would pay significantly higher percentages of the claims of their creditors than would Mirant Corporation. The amount that Pepco will be able to recover from the Mirant bankruptcy estate with respect to the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors of the Mirant entities determined to be liable for the Pepco TPA Claim. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

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

Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due to Pepco with respect to the PPA-Related Obligations (the Mirant Pre-Petition Obligations). The Mirant Pre-Petition Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco has filed Proofs of Claim in the Mirant bankruptcy proceeding in the amount of approximately $26 million to recover this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. The $3 million difference between Mirant's unpaid obligation to Pepco and the $26 million Proofs of Claim primarily represents a TPA settlement adjustment that is included in the $105 million Proofs of Claim filed by Pepco against the Mirant debtors in respect of the Pepco TPA Claim. In view of the uncertainty as to recoverability, Pepco, in the third quarter of 2003, expensed $14.5 million to establish a reserve against the $29 million receivable from Mirant. In January 2004, Pepco paid approximately $2.5 million to Panda in settlement of certain billing disputes under the Panda PPA that related to periods after the sale of Pepco's generation assets to Mirant. Pepco believes that under the terms of the Asset Purchase and Sale Agreement, Mirant is obligated to reimburse Pepco for the settlement payment. Accordingly, in the first quarter of 2004, Pepco increased the amount of the receivable due from Mirant by approximately $2.5 million and amended its Proofs of Claim to include this amount. Pepco currently estimates that the $14.5 million expensed in the third quarter of 2003 represents the portion of the entire $31.5 million receivable unlikely to be recovered in bankruptcy, and no additional reserve has been established for the $2.5 million

____________________________________________________________________________________

increase in the receivable. The amount expensed represents Pepco's estimate of the possible outcome in bankruptcy, although the amount ultimately recovered could be higher or lower.

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

     On December 9, 2004, the District Court issued an order again denying Mirant's motion to reject the PPA-Related Obligations. The District Court found that the PPA-Related Obligations are not severable from the Asset Purchase and Sale Agreement and that the Asset Purchase and Sale Agreement cannot be rejected in part, as Mirant was seeking to do. Both Mirant and the Creditors' Committee appealed the District Court's order to the Court of Appeals. Briefing of this matter by the interested parties has been completed. Oral arguments have not yet been scheduled.

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

     On January 21, 2005, Mirant filed in the Bankruptcy Court a motion seeking to reject certain of its ongoing obligations under the Asset Purchase and Sale Agreement, including the PPA-Related Obligations (the Second Motion to Reject). On March 1, 2005, the District Court entered an order (as amended by a second order issued on March 7, 2005) granting Pepco's motion to withdraw jurisdiction over these rejection proceedings from the Bankruptcy Court. Mirant and the Creditor's Committee have appealed these orders to the Court of Appeals. Amicus briefs, which are briefs filed by persons who are not parties to the proceeding, but who nevertheless have a strong interest -- in this instance a broad public interest -- in the case, in support Pepco's position have been filed with the Court of Appeals by the Maryland Public Service Commission (MPSC) and the Office of People's Counsel of Maryland (Maryland OPC). Briefing of this matter by the interested parties has been completed. Oral arguments have not yet been scheduled.

135 ____________________________________________________________________________________

     On March 28, 2005, Pepco, FERC, the Office of People's Counsel of the District of Columbia (the District of Columbia OPC), the MPSC and the Maryland OPC filed in the District Court oppositions to the Second Motion to Reject. By order entered August 16, 2005, the District Court has informally stayed this matter, pending a decision by the Court of Appeals on the District Court's orders withdrawing jurisdiction from the Bankruptcy Court.

     Pepco is exercising all available legal remedies and vigorously opposing Mirant's efforts to reject the PPA-Related Obligations and other obligations under the Asset Purchase and Sale Agreement in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose these efforts by Mirant, the ultimate outcome is uncertain.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order granting the rejection and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event that September 18, 2003 is determined to be the effective date of rejection, is approximately $225.1 million as of November 1, 2005.

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

     Any repayment by Pepco of amounts received from Mirant in respect of the PPA-Related Obligations would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. To the extent such amounts were not recovered from the Mirant bankruptcy estate, Pepco believes they would be recoverable as stranded costs from customers through distribution rates as described below.

     The following are estimates prepared by Pepco of its potential future exposure if Mirant's attempt to reject the PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of November 1, 2005 representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of November 1, 2005, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 6.3 cents) and resold the capacity

136 ____________________________________________________________________________________

and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 7.1 cents per kilowatt hour, Pepco estimates that it would receive approximately $4.9 million for the remainder of 2005, the final year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of November 1, 2005, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 17.0 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 11.6 cents per kilowatt hour, Pepco estimates that it would cost approximately $5 million for the remainder of 2005, approximately $23 million in 2006, approximately $25 million in 2007, and approximately $22 million to $36 million annually thereafter through the 2021 contract termination date.

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

     If Mirant ultimately were successful in rejecting the PPA-Related Obligations and Pepco's full claim were not recovered from the Mirant bankruptcy estate, Pepco would seek authority from the MPSC and the District of Columbia Public Service Commission (DCPSC) to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered from Pepco's customers through its distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss; the accounting treatment of such a loss, however, would depend on a number of legal and regulatory factors.

Mirant's Fraudulent Transfer Claim

     On July 13, 2005, Mirant filed a complaint in the Bankruptcy Court against Pepco alleging that Mirant's $2.65 billion purchase of Pepco's generating assets in June 2000 constituted a fraudulent transfer. Mirant alleges in the complaint that the value of Pepco's generation assets was "not fair consideration or fair or reasonably equivalent value for the consideration paid to

137 ____________________________________________________________________________________

Pepco" and that it thereby rendered Mirant insolvent, or, alternatively, that Pepco and Southern Energy, Inc. (as predecessor to Mirant) intended that Mirant would incur debts beyond its ability to pay them. Mirant asks that the Court enter an order "declaring that the consideration paid for the Pepco assets, to the extent it exceeds the fair value of the Pepco assets, to be a conveyance or transfer in fraud of the rights of Creditors under state law" and seeks compensatory and punitive damages.

     Pepco believes this claim has no merit and is vigorously contesting the claim. On September 20, 2005, Pepco filed a motion to withdraw this complaint to the District Court and on September 30, 2005, Pepco filed its answer in the Bankruptcy Court. On October 20, 2005, the Bankruptcy Court issued a report and recommendation to the District Court, which recommends that the District Court grant the motion to withdraw the reference. The District Court will now consider whether to accept the recommendation to withdraw the reference. Pepco cannot predict when the District Court will make a decision or whether it will accept the recommendation of the Bankruptcy Court.

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

Mirant Plan of Reorganization

     On January 19, 2005, Mirant filed its Plan of Reorganization and Disclosure Statement with the Bankruptcy Court (the Original Reorganization Plan) under which Mirant proposed to transfer all assets to "New Mirant" (an entity it proposed to create in the reorganization), with the exception of the PPA-Related Obligations. Mirant proposed that the PPA-Related Obligations would remain in "Old Mirant," which would be a shell entity as a result of the reorganization. On March 25, 2005, Mirant filed its First Amended Plan of Reorganization and First Amended Disclosure Statement (the Amended Reorganization Plan), in which Mirant abandoned the proposal that the PPA-Related Obligations would remain in "Old Mirant," but did not clarify how the PPA-Related Obligations would be treated. On September 22, 2005, Mirant filed its Second Amended Disclosure Statement and Second Amended Plan of Reorganization. Pepco filed objections to the Second Amended Disclosure Statement on September 28, 2005 and

138 ____________________________________________________________________________________

a revised version of the Second Amended Disclosure Statement, including the changes and clarifications requested by Pepco, was filed and approved by the Bankruptcy Court on September 30, 2005. Pepco is still analyzing, and has not yet determined whether to file an objection to, the Second Amended Plan of Reorganization. Objections to confirmation of the Second Amended Plan of Reorganization are due November 10, 2005.

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

     On June 17, 2005, FERC issued an order approving the planned restructuring outlined in the Original Reorganization Plan, which has since been superseded by the Second Amended Plan of Reorganization, as discussed above. The Second Amended Plan of Reorganization does not provide for the same restructuring contemplated in the Original Reorganization Plan. While the FERC order had no direct impact on Pepco, the order included a discussion regarding potential future rate impacts if the courts were to permit rejection of the PPAs. Because Pepco disagreed with this discussion, Pepco filed a motion for rehearing on July 18, 2005 (before Mirant filed its Second Amended Plan of Reorganization). On August 17, 2005, the FERC entered an order granting the request for rehearing "for the limited purpose of further consideration." This order simply means that the request for rehearing remains pending. Pepco cannot predict the outcome of its motion for rehearing.

Rate Proceedings
Delaware

     For a discussion of the history DPL's 2004 annual Gas Cost Rate (GCR) filings, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings" of PHI's Annual Report on Form 10-K for the year ended December 31, 2004 (the PHI 2004 10-K), Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings" of PHI's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005 (the PHI 2005 First Quarter 10-Q) and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings" of PHI's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2005 (the PHI 2005 Second Quarter 10-Q). A final order approving both the GCR increases was issued by the Delaware Public Service Commission (DPSC) on August 9, 2005.

139 ____________________________________________________________________________________

     On October 3, 2005, DPL submitted its 2005 GCR filing to the DPSC. In its filing, DPL seeks to increase its GCR by approximately 38% in anticipation of increasing natural gas commodity costs. The proposed rate became effective November 1, 2005, subject to refund pending final DPSC approval after evidentiary hearings.

     On September 1, 2005, DPL filed with the DPSC its first comprehensive base rate case in ten years. This application was filed as a result of increasing costs and is consistent with a provision in the April 16, 2002 settlement agreement in Delaware relating to the merger of Pepco and Conectiv permitting DPL to apply for an increase in rates effective as of May 1, 2006. DPL is seeking approval of an annual increase of approximately $5.1 million in its electric rates, with an increase of approximately $1.6 million to its electric distribution base rates after proposing to assign approximately $3.5 million in costs to the supply component of rates to be collected as part of the SOS. Of the approximately $1.6 million in net increases to its electric distribution base rates, DPL proposed that approximately $1.2 million be recovered through changes in delivery charges and that the remaining approximately $.4 million be recovered through changes in premise collection and reconnect fees. The full proposed revenue increase is approximately 0.9% of total annual electric utility revenues, while the proposed net increase to distribution rates is 0.2% of total annual electric utility revenues. DPL's distribution revenue requirement is based on a return on common equity of 11%. DPL also has proposed revised depreciation rates and a number of tariff modifications. On September 20, 2005, the DPSC issued an order approving DPL's request that the rate increase go into effect on May 1, 2006; subject to refund and pending evidentiary hearings. The order also suspends effectiveness of various proposed tariff rule changes until the case is concluded.

Federal Energy Regulatory Commission

     On January 31, 2005, Pepco, DPL, and ACE filed at the FERC to reset their rates for network transmission service using a formula methodology. The companies also sought a 12.4% return on common equity and a 50-basis-point return on equity adder that the FERC had made available to transmission utilities who had joined Regional Transmission Organizations and thus turned over control of their assets to an independent entity. The FERC issued an order on May 31, 2005, approving the rates to go into effect June 1, 2005, subject to refund, hearings, and further orders. The new rates reflect a decrease of 7.7% in Pepco's transmission rate, and increases of 6.5% and 3.3% in DPL's and ACE's transmission rates, respectively. The companies continue in settlement discussions and cannot predict the ultimate outcome of this proceeding.

Restructuring Deferral

     For a discussion of the history of ACE's appeal filed with the Appellate Division of the Superior Court of New Jersey related to the July 2004 Final Decision and Order issued by the NJBPU in ACE's restructuring deferral proceeding before the NJBPU under the New Jersey Electric Discount and Energy Competition Act, and the New Jersey regulatory proceeding leading up to this appeal, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Restructuring Deferral " of the PHI 2004 10-K and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Restructuring Deferral " of the PHI 2005 Second Quarter 10-Q. ACE's initial brief was filed on August 17, 2005. Cross-appellant briefs on behalf of the Division of the NJ Ratepayer Advocate and

140 ____________________________________________________________________________________

Cogentrix Energy Inc., the co-owner of two cogeneration power plants with contracts to sell ACE approximately 397 megawatts of electricity, were filed on October 3, 2005. ACE cannot predict the outcome of this appeal.

SOS, Default Service, POLR and BGS Proceedings
Virginia

     For a discussion of the history of Conectiv Energy's filing with FERC requesting authorization to enter into a contract to supply power to DPL, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- SOS and Default Service Proceedings" of the PHI 2004 10-K and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- SOS, Default Service and BGS Proceedings" of the PHI 2005 Second Quarter 10-Q. On October 14, 2005, FERC issued an Order Approving Uncontested Settlement in which it approved the stipulation entered into by Conectiv Energy and the FERC staff and terminated the proceeding.

ACE Auction of Generation Assets

     For a discussion of the history of ACE's auction of its generation assets, please refer to Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- ACE Auction of Generation Assets" of the PHI 2005 Second Quarter 10-Q. Final bids for ACE's interests in the Keystone and Conemaugh generating stations were received on September 30, 2005. Based on the expressed need of the potential B.L. England bidders for the details of the Administrative Consent Order (ACO) relating to the shut down of the plant that is being negotiated between PHI, Conectiv, ACE, the New Jersey Department of Environmental Protection (NJDEP) and the Attorney General of New Jersey, ACE has elected to delay the final bid due date for B.L. England until such time as a final ACO is complete and available to bidders.

     Any sale of B.L. England will not affect the stranded costs associated with the plant that already have been securitized. If B.L. England is sold, ACE anticipates that, subject to regulatory approval in a proceeding that will be filed by ACE with the NJBPU to establish the actual level of prudently incurred stranded costs related to the shut down of B.L. England to be recovered from customers in rates, approximately $9.1 million of additional assets may be eligible for recovery as stranded costs. If there are net gains on the sale of the Keystone and Conemaugh generating stations, these net gains would be an offset to stranded costs.

Environmental Litigation

     For a discussion of the history of DPL's ACO with the Maryland Department of the Environment (MDE) to perform a Remedial Investigation/Feasibility Study (RI/FS) related to former manufactured gas plant operations at the Cambridge, Maryland site, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Environmental Litigation" of the PHI 2004 10-K. The MDE has approved the RI and DPL has commenced the FS.

For a discussion of the history of Pepco's environmental litigation related to the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, please refer to Item 7, "Management's
141 ____________________________________________________________________________________

Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Environmental Litigation" of the PHI 2004 10-K. On September 2, 2005 the United States lodged with the U.S. District Court for the Eastern District of Pennsylvania global consent decrees for the Metal Bank site, which a group of utility potentially responsible parties (PRPs) including Pepco (the Utility PRPs) entered into on August 23, 2005 with the U.S. Department of Justice, Environmental Protection Agency (EPA), The City of Philadelphia and two owner/operators of the site with respect to clean up of the site. The global settlement includes three Companion Consent Decrees (for the Utility PRPs and one each for the two owner/operators) and an agreement with The City of Philadelphia. Under the terms of the settlement, the two owner/operators will make payments totaling $5.55 million to the U.S. and totaling $4.05 million to the Utility PRPs. The Utility PRPs will perform the remedy at the site and will be able to draw on the funds from the bankruptcy settlement, which provides that the reorganized entity/site owner will pay a total of $13.25 million to remediate the site (the Bankruptcy Settlement) to accomplish the remediation (the Bankruptcy Funds). The Utility PRPs will contribute funds to the extent remediation costs exceed the Bankruptcy Funds available. The Utility PRPs will not be liable for any of the United States' past costs in connection with the site, but will be liable for EPA costs associated with overseeing the monitoring and operation of the site remedy after the remedy construction is certified to be complete and also the cost of performing the "5 year" review of site conditions required by the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Any Bankruptcy Funds not spent on the remedy may be used to cover the Utility PRPs' liabilities for future costs. No parties are released from potential liability for damages to natural resources. The global settlement agreement is subject to a public comment period and approval by the court. If for any reason the court declines to enter one or more Companion Consent Decrees, the United States and the Utility PRPs will have 30 days to withdraw or withhold consent for the other Companion Consent Decrees. Court approval could be obtained as early as the fourth quarter 2005.

     As of September 30, 2005, Pepco had accrued $1.7 million to meet its liability for a remedy at the Metal Bank/Cottman Avenue site. While final costs to Pepco of the settlement have not been determined, Pepco believes that its liability at this site will not have a material adverse effect on its financial condition or results of operations.

Preliminary Settlement Agreement with the NJDEP

     For a discussion of the history and details of the April 26, 2004 preliminary settlement agreement entered into by PHI, Conectiv, ACE, NJDEP and the Attorney General of New Jersey, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Preliminary Settlement Agreement with the NJDEP" of the PHI 2004 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Preliminary Settlement Agreement with the NJDEP" of the PHI 2005 First Quarter 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Preliminary Settlement Agreement with the NJDEP" of the PHI 2005 Second Quarter 10-Q. As discussed in the PHI 2004 10-K, the PHI 2005 First Quarter 10-Q and the PHI 2005 Second Quarter 10-Q, under the preliminary settlement agreement, in order to address ACE's appeal of NJDEP actions relating to NJDEP's July 2001 denial of ACE's request to renew a permit variance from sulfur-in-fuel requirements under New Jersey regulations, effective through July 30, 2001, that authorized Unit 1 at B.L. England generating facility to burn bituminous coal

142 ____________________________________________________________________________________

containing greater than 1% sulfur, ACE will be permitted to combust coal with a sulfur content of greater than 1% at the B.L. England facility in accordance with the terms of B.L. England's current permit until December 15, 2007 and NJDEP will not impose new, more stringent short-term SO2 emissions limits on the B.L. England facility during this period. By letter dated October 24, 2005, NJDEP extended, until December 30, 2005, the deadline for ACE to file an application to renew its current fuel authorization for the B.L. England generating plant, which is scheduled to expire on July 30, 2006.

CRITICAL ACCOUNTING POLICIES

     For a discussion of Pepco Holdings' critical accounting policies, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2004. During the second quarter of 2005, Pepco Holdings identified the following as an additional critical accounting policy.

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

SAB 107 and SFAS No. 123R

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) which provides implementation guidance on the interaction between FASB Statement No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R) and certain SEC rules and regulations, as well as guidance on the valuation of share-based payment arrangements for public companies.

143 ____________________________________________________________________________________

     In April 2005, the SEC adopted a rule delaying the effective date of SFAS No. 123R for public companies. Under the rule, most registrants must comply with SFAS No. 123R beginning with the first interim or annual reporting period of their first fiscal year beginning after June 15, 2005 (i.e., the year ended December 31, 2006 for Pepco Holdings). Pepco Holdings is in the process of completing its evaluation of the impact of SFAS No. 123R and does not anticipate that its implementation or SAB 107 will have a material effect on Pepco Holdings' overall financial condition or results of operations.

FIN 47

     In March 2005, the FASB published FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that FASB Statement No. 143, "Accounting for Asset Retirement Obligations," applies to conditional asset retirement obligations and requires that the fair value of a reasonably estimable conditional asset retirement obligation be recognized as part of the carrying amounts of the asset. FIN 47 is effective no later than the end of the first fiscal year ending after December 15, 2005 (i.e., December 31, 2005 for Pepco Holdings).  Pepco Holdings is in the process of evaluating the anticipated impact that the implementation of FIN 47 will have on its overall financial condition or results of operations.

EITF 04-13

     In September 2005, the FASB ratified EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13). The Issue addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of APB Opinion 29. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006 (April 1, 2006 for Pepco Holdings). EITF 04-13 may not impact Pepco Holdings' net income or overall financial condition but rather may result in certain revenues and costs, including wholesale revenues and purchased power expenses, being presented on a net basis. Pepco Holdings is in the process of evaluating the impact of EITF 04-13 on the income statement presentation of purchases and sales covered by the Issue.

RISK FACTORS

     The businesses of Pepco Holdings and its subsidiaries are subject to numerous risks and uncertainties. The occurrence of one or more of these events or conditions could have an adverse effect on the business of PHI and its subsidiaries, including, depending on the circumstances, their results of operations and financial condition. For a discussion of these risk factors, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2004. Set forth below is an update of one of those risk factors.

144 ____________________________________________________________________________________
The IRS challenge to cross-border energy sale and lease-back transactions entered into by a PHI subsidiary could result in loss of prior and future tax benefits.

     PCI maintains a portfolio of cross-border energy sale-leaseback transactions, which, as of September 30, 2005, had a book value of approximately $1.2 billion and from which PHI currently derives approximately $55 million per year in tax benefits in the form of interest and depreciation deductions. All of PCI's cross-border energy leases are with tax indifferent parties and were entered into prior to 2004. On February 11, 2005, the Treasury Department and IRS issued a notice informing taxpayers that the IRS intends to challenge the tax benefits claimed by taxpayers with respect to certain of these transactions. In addition, on June 29, 2005, the IRS published a Coordinated Issue Paper with respect to such transactions.

     PCI's leases have been under examination by the IRS as part of the normal PHI tax audit. On May 4, 2005, the IRS issued a Notice of Proposed Adjustment to PHI that challenges the tax benefits realized from interest and depreciation deductions claimed by PHI with respect to these leases for the tax years 2001 and 2002. The tax benefits claimed by PHI with respect to these leases from 2001 through the third quarter of 2005 were approximately $217 million. The ultimate outcome of this issue is uncertain; however, if the IRS prevails, PHI would be subject to additional taxes, along with interest and possibly penalties on the additional taxes, which could have a material adverse effect on PHI's results of operations and cash flows.

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

145 ____________________________________________________________________________________

•

Prevailing governmental policies and regulatory actions affecting the energy industry, including with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition;

•	Changes in and compliance with environmental and safety laws and policies;
•	Weather conditions;
•	Population growth rates and demographic patterns;
•	Competition for retail and wholesale customers;
•	General economic conditions, including potential negative impacts resulting from an economic downturn;
•	Growth in demand, sales and capacity to fulfill demand;
•	Changes in tax rates or policies or in rates of inflation;
•	Changes in project costs;
•	Unanticipated changes in operating expenses and capital expenditures;
•	The ability to obtain funding in the capital markets on favorable terms;
•	Restrictions imposed by PUHCA and successor holding company regulation;
•	Legal and administrative proceedings (whether civil or criminal) and settlements that influence PHI's business and profitability;
•	Pace of entry into new markets;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Interest rate fluctuations and credit market concerns; and
•	Effects of geopolitical events, including the threat of domestic terrorism.

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
146 ____________________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
147 ____________________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
POTOMAC ELECTRIC POWER COMPANY
GENERAL OVERVIEW

     Potomac Electric Power Company (Pepco) is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Montgomery County and Prince George's County in suburban Maryland. Pepco provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier, in both the District of Columbia and Maryland. Default Electricity Supply is known as Standard Offer Service (SOS) in both the District of Columbia and Maryland. Pepco's service territory covers approximately 640 square miles and has a population of approximately 2 million. As of September 30, 2005, approximately 57% of delivered electricity sales were to Maryland customers and approximately 43% were to Washington, D.C. customers.

     Pepco is a wholly owned subsidiary of Pepco Holdings, Inc. (PHI or Pepco Holdings). Because PHI is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA), the relationship between PHI and Pepco and certain activities of Pepco are subject to the regulatory oversight of the Securities and Exchange Commission under PUHCA.

RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. All amounts in the tables (except sales and customers) are in millions.

Operating Revenue
	2005	2004	Change
Regulated T&D Electric Revenue	$275.9	$255.7	$20.2
Default Supply Revenue	297.8	310.8	(13.0)
Other Electric Revenue	9.2	9.0	.2
Total Operating Revenue	$582.9	$575.5	$7.4

     The table above shows the amount of Operating Revenue earned that is subject to price regulation (Regulated T&D (Transmission and Distribution) Electric Revenue and Default Supply Revenue) and that which is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue consists of the revenue Pepco receives for delivery of electricity to its customers for which service Pepco is paid regulated rates. Default Supply Revenue is revenue received for providing Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy expense. Other Electric Revenue includes work and services performed on behalf of customers including other utilities,

____________________________________________________________________________________

which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

Regulated T&D Electric
Regulated T&D Electric Revenue	2005	2004	Change

Residential	$87.2	$82.4	$4.8
Commercial	159.6	144.2	15.4
Industrial	-	-	-
Other (Includes PJM)	29.1	29.1	-
Total Regulated T&D Electric Revenue	$275.9	$255.7	$20.2

Regulated T&D Electric Sales (Gwh)	2005	2004	Change

Residential	2,513	2,253	260
Commercial	5,497	5,119	378
Industrial	-	-	-
Other	36	38	(2)
Total Regulated T&D Electric Sales	8,046	7,410	636

Regulated T&D Electric Customers (000s)	2005	2004	Change

Residential	669	661	8
Commercial	73	71	2
Industrial	-	-	-
Other	-	-	-
Total Regulated T&D Electric Customers	742	732	10

     Regulated T&D Electric Revenue increased by $20.2 million primarily due to the following: (i) a $12.4 million increase due to weather as the result of a 30.1% increase in cooling degree days in 2005, and (ii) a $6.2 million increase in tax pass-throughs (offset in Other Taxes expense).

Default Electricity Supply
Default Supply Revenue	2005	2004	Change

Residential	$158.3	$128.2	$30.1
Commercial	139.2	181.0	(41.8)
Industrial	-	-	-
Other (Includes PJM)	.3	1.6	(1.3)
Total Default Supply Revenue	$297.8	$310.8	$(13.0)

149 ____________________________________________________________________________________

Default Electricity Supply Sales (Gwh)	2005	2004	Change

Residential	2,345	1,987	358
Commercial	1,870	2,932	(1,062)
Industrial	-	-	-
Other	8	35	(27)
Total Default Electricity Supply Sales	4,223	4,954	(731)

Default Electricity Supply Customers (000s)	2005	2004	Change

Residential	635	601	34
Commercial	61	60	1
Industrial	-	-	-
Other	-	-	-
Total Default Electricity Supply Customers	696	661	35

     Default Supply Revenue decreased by $13.0 million due to lower sales primarily driven by commercial customer migration offset by higher energy retail rates, the result of market based SOS beginning in Maryland in July 2004 and in the District of Columbia in February 2005 (partially offset in Fuel and Purchased Energy expense).

     For the three months ended September 30, 2005, Pepco's Maryland customers served by an alternate supplier represented 37% of Pepco's total Maryland load, and Pepco's District of Columbia customers served by an alternate supplier represented 62% of Pepco's total District of Columbia load. For the three months ended September 30, 2004, Pepco's Maryland customers served by an alternate supplier represented 32% of Pepco's total Maryland load, and Pepco's District of Columbia customers served by an alternate supplier represented 35% of Pepco's total District of Columbia load.

Operating Expenses
Fuel and Purchased Energy

     Fuel and Purchased Energy increased by $2.2 million to $292.1 million for the three months ended September 30, 2005, from $289.9 million for the comparable period in 2004. The increase primarily resulted from higher average energy costs offset by increased commercial customer migration.

Other Operation and Maintenance

     Other Operation and Maintenance expenses increased by $9.0 million to $75.4 million for the three months ended September 30, 2005, from $66.4 million for the corresponding period in 2004. The increase was primarily due to the following: (i) a $4.4 million increase in restoration and electric system maintenance costs, and (ii) a $3.5 million increase in employee benefit related costs.

150 ____________________________________________________________________________________
Other Taxes

     Other Taxes increased by $7.8 million to $80.3 million for the three months ended September 30, 2005, from $72.5 million for the comparable period in 2004. The increase was primarily due to a $6.2 million increase in pass-throughs (offset in Regulated T&D Electric Revenue).

Gain on Sale of Assets

     Gain on Sale of Assets represents a $69.6 million gain primarily due to the $68.1 million gain from the sale of non-utility land located at Buzzard Point in the District of Columbia during the third quarter of 2005.

Income Tax Expense

     Pepco's effective tax rate for the three months ended September 30, 2005 was 44% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior years subject to audit (which is the primary reason for the higher effective rate as compared to the three months ended September 30, 2004) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits and certain removal costs.

     Pepco's effective tax rate for the three months ended September 30, 2004 was 37% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory rate were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits, certain removal costs and decreases in estimates related to tax liabilities of prior years subject to audit.

     The accompanying results of operations discussion is for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. All amounts in the tables (except sales and customers) are in millions.

Operating Revenue
	2005	2004	Change
Regulated T&D Electric Revenue	$679.9	$659.0	$20.9
Default Supply Revenue	699.8	719.8	(20.0)
Other Electric Revenue	24.8	27.5	(2.7)
Total Operating Revenue	$1,404.5	$1,406.3	$(1.8)

151 ____________________________________________________________________________________

Regulated T&D Electric
Regulated T&D Electric Revenue	2005	2004	Change

Residential	$204.0	$201.9	$2.1
Commercial	389.7	370.4	19.3
Industrial	-	-	-
Other (Includes PJM)	86.2	86.7	(.5)
Total Regulated T&D Electric Revenue	$679.9	$659.0	$20.9

Regulated T&D Electric Sales (Gwh)	2005	2004	Change

Residential	6,277	6,376	(99)
Commercial	14,441	14,277	164
Industrial	-	-	-
Other	115	118	(3)
Total Regulated T&D Electric Sales	20,833	20,771	62

Regulated T&D Electric Customers (000s)	2005	2004	Change

Residential	669	661	8
Commercial	73	71	2
Industrial	-	-	-
Other	-	-	-
Total Regulated T&D Electric Customers	742	732	10

     Regulated T&D Electric Revenue increased by $20.9 million primarily due to the following: (i) a $17.6 million increase in tax pass-throughs, primarily a county surcharge rate increase (offset in Other Taxes expense), and (ii) a $4.3 million increase due to weather, primarily as the result of a 7.7% increase in cooling degree days in 2005.

Default Electricity Supply
Default Supply Revenue	2005	2004	Change

Residential	$367.6	$294.4	$73.2
Commercial	328.0	421.8	(93.8)
Industrial	-	-	-
Other (Includes PJM)	4.2	3.6	.6
Total Default Supply Revenue	$699.8	$719.8	$(20.0)

152 ____________________________________________________________________________________

Default Electricity Supply Sales (Gwh)	2005	2004	Change

Residential	5,803	5,620	183
Commercial	5,350	8,727	(3,377)
Industrial	-	-	-
Other	57	101	(44)
Total Default Electricity Supply Sales	11,210	14,448	(3,238)

Default Electricity Supply Customers (000s)	2005	2004	Change

Residential	635	601	34
Commercial	61	60	1
Industrial	-	-	-
Other	-	-	-
Total Default Electricity Supply Customers	696	661	35

     Default Supply Revenue decreased $20.0 million due to lower sales driven by commercial customer migration offset by higher energy retail rates, the result of market based SOS beginning in Maryland in July 2004 and in the District of Columbia in February 2005 (partially offset in Fuel and Purchased Energy expense).

     For the nine months ended September 30, 2005, Pepco's Maryland customers served by an alternate supplier represented 37% of Pepco's total Maryland load, and Pepco's District of Columbia customers served by an alternate supplier represented 59% of Pepco's total District of Columbia load. For the nine months ended September 30, 2004, Pepco's Maryland customers served by an alternate supplier represented 26% of Pepco's total Maryland load, and Pepco's District of Columbia customers served by an alternate supplier represented 36% of Pepco's total District of Columbia load.

Operating Expenses
Fuel and Purchased Energy

     Fuel and Purchased Energy decreased by $9.4 million to $687.5 million for the nine months ended September 30, 2005, from $696.9 million for the comparable period in 2004. The decrease was primarily due to increased commercial customer migration offset by higher average energy costs.

Other Operation and Maintenance

     Other Operation and Maintenance expenses increased by $9.8 million to $206.7 million for the nine months ended September 30, 2005, from $196.9 million for the comparable period in 2004. The increase was primarily due to the following: (i) a $7.4 million increase in employee benefit related costs, (ii) a $4.7 million increase in restoration and maintenance costs, (iii) a $3.3 million increase in building lease costs, partially offset by (iv) a $4.9 million decrease in PJM administrative expenses due to market based SOS.

153 ____________________________________________________________________________________
Depreciation and Amortization

     Depreciation and Amortization expenses decreased by $6.0 million to $120.2 million for the nine months ended September 30, 2005 from $126.2 million for the comparable period in 2004. The decrease is primarily due to a $5.7 million decrease related to the disposition of non-regulated assets.

Other Taxes

     Other Taxes increased by $18.7 million to $206.4 million for the nine months ended September 30, 2005, from $187.7 million for the comparable period in 2004. The increase was primarily due to a $19.5 million increase in pass-throughs, mainly as the result of a county surcharge rate increase (offset in Regulated T&D Electric Revenue), partially offset by a $1.5 million decrease in property taxes primarily due to changes for property tax accruals.

Gain on Sale of Assets

     Gain on Sale of Assets increased by $65.8 million to $72.4 million for the nine months ended September 30, 2005, from $6.6 million for the comparable period in 2004. This increase is primarily due to a $68.1 million gain from the sale of non-utility land located at Buzzard Point in the third quarter of 2005.

Other Income (Expenses)

     Other Expenses decreased by $8.6 million to a net expense of $46.8 million for the nine months ended September 30, 2005 from a net expense of $55.4 million for the comparable period in 2004. This decrease was primarily due to: (i) a $2.4 million increase in interest income, and (ii) a $2.2 million gain from the sale of stock in 2005.

Income Tax Expense

     Pepco's effective tax rate for the nine months ended September 30, 2005 was 44% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior years subject to audit (which is the primary reason for the higher effective rate as compared to the nine months ended September 30, 2004) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits and certain removal costs.

     Pepco's effective tax rate for the nine months ended September 30, 2004 was 38% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory rate were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits, certain removal costs and decreases in estimates related to tax liabilities of prior years subject to audit.

154 ____________________________________________________________________________________

CAPITAL RESOURCES AND LIQUIDITY
Financing Activity During the Three Months Ended September 30, 2005

     In September 2005, Pepco retired at maturity $100 million of 6.50% first mortgage bonds, and redeemed prior to maturity $75 million of 7.375% first mortgage bonds due 2025. Proceeds from the June issuance of $175 million of 5.40% senior secured notes were used to fund these payments.

Financing Activity Subsequent to September 30, 2005

     In October 2005, Pepco repurchased 74,103 shares of its $2.46 series preferred stock, par value $50 per share, at a weighted average price of $49.89 per share. Pepco also repurchased 13,148 shares of its $2.28 series at a weighted average price of $49.78 per share and 22,795 shares of its $2.44 series, par value $50 per share, at $49.875 per share.

Sale of Buzzard Point Property

     On August 25, 2005, John Akridge Development Company ("Akridge") purchased 384,051 square feet of excess non-utility land owned by Pepco located at Buzzard Point in the District of Columbia. The contract price was $75 million in cash and resulted in a pre-tax gain of $68.1 million which is recorded as a reduction of Operating Expenses in the accompanying Consolidated Statements of Earnings in the third quarter of 2005. The after-tax gain was $40.7 million. The sale agreement provides that Akridge will release Pepco from, and has agreed to indemnify Pepco for, substantially all environmental liabilities associated with the land, except that Pepco will retain liability for claims by third parties arising from the release, if any, of hazardous substances from the land onto the adjacent property occurring before the closing of the sale.

IRS Mixed Service Cost Issue

     During 2001, Pepco changed its methods of accounting with respect to capitalizable construction costs for income tax purposes, which allow the companies to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through September 30, 2005, these accelerated deductions have generated incremental tax cash flow benefits for Pepco of approximately $94 million, primarily attributable to its 2001 tax returns. On August 2, 2005, the IRS issued Revenue Ruling 2005-53 (the Revenue Ruling) that will limit the ability of the companies to utilize this method of accounting for income tax purposes on their tax returns for 2004 and prior years. Pepco intends to contest any IRS adjustment to its prior year income tax returns based on the Revenue Ruling. However, if the IRS is successful in applying this Revenue Ruling, Pepco would be required to capitalize and depreciate a portion of the construction costs previously deducted and repay the associated income tax benefits, along with interest thereon. During the third quarter 2005, Pepco recorded a $4.6 million increase in income tax expense to account for the accrued interest that would be paid on the portion of tax benefits that Pepco estimates would be deferred to future years if the construction costs previously deducted are required to be capitalized and depreciated.

     On the same day as the Revenue Ruling was issued, the Treasury Department released regulations that, if adopted in their current form, would require Pepco to change its method of accounting with respect to capitalizable construction costs for income tax purposes for all future

155 ____________________________________________________________________________________

tax periods beginning in 2005. Under these regulations, Pepco will have to capitalize and depreciate a portion of the construction costs that they have previously deducted and repay, over a two year period beginning with tax year 2005, the associated income tax benefits. Pepco is continuing to work with the industry to determine an alternative method of accounting for capitalizable construction costs acceptable to the IRS to replace the method disallowed by the new regulations. Pepco believes that it has adequate liquidity, with its operating cash flow and borrowing capacity, to fund any cash payment that might be required under the regulation or the Revenue Ruling.

Working Capital

     At September 30, 2005, Pepco had a working capital surplus as its current assets totaled $524.2 million and its current liabilities totaled $480.7 million. This working capital surplus resulted in large part from the net proceeds received of $73.7 million related to the Buzzard Point land sale in the third quarter of 2005.

     At December 31, 2004, Pepco had a working capital deficit as its current assets totaled $364.0 million and its current liabilities totaled $434.6 million. This working capital deficit at December 31, 2004 resulted in large part from the fact that, in the normal course of business, Pepco acquires and pays for energy supplies for its customers before the supplies are metered and then billed to customers. Short-term financings are used to meet liquidity needs. Short-term financings are also used, at times, to temporarily fund redemptions of long-term debt, until long-term replacement financings are completed.

Cash Flow Activities
Pepco's cash flows for the nine months ended September 30, 2005 and 2004 are summarized below.
	Cash Source / (Use)
	2005	2004
	(Dollars in Millions)
Operating activities	$218.9	$190.6
Investing activities	(55.9)	(124.7)
Financing activities	(82.4)	(61.8)
Net change in cash and cash equivalents	$80.6	$4.1

156 ____________________________________________________________________________________
Operating Activities
Cash flows from operating activities during the nine months ended September 30, 2005 and 2004 are summarized below.
	Cash Source / (Use)
	2005	2004
	(Dollars in Millions)
Net income	$117.7	$91.6
Adjustments to net income	16.1	116.7
Changes in working capital	85.1	(17.7)
Net cash provided by operating activities	$218.9	$190.6

     Net cash provided by operating activities increased $28.3 million to $218.9 million for the nine months ended September 30, 2005 from $190.6 million for the same period in 2004. This increase was primarily driven by higher net income during the 2005 period. Additionally, the impact of a gain of $68.1 million from the sale of the Buzzard Point land was offset by (i) increased tax accruals due to the Buzzard Point gain and (ii) increased purchase power payables resulting from migration to third party suppliers.

Investing Activities
Cash flows from investing activities during the nine months ended September 30, 2005 and 2004 are summarized below.
	Cash Source / (Use)
	2005	2004
	(Dollars in Millions)
Construction expenditures	$(129.2)	$(146.7)
Cash proceeds from asset sales	78.0	22.0
All other investing cash flows, net	(4.7)	-
Net cash used by investing activities	$(55.9)	$(124.7)

     Net cash used by investing activities decreased $68.8 million to $55.9 million for the nine months ended September 30, 2005 from $124.7 million for the same period in 2004. The decrease is primarily due to the net proceeds received of $73.7 million related to the sale of Buzzard Point land in the third quarter of 2005. Additionally, there was a decrease in Pepco's construction expenditures for 2005 as compared to 2004.

157 ____________________________________________________________________________________
Financing Activities
Cash flows from financing activities during the nine months ended September 30, 2005 and 2004 are summarized below.
	Cash Source / (Use)
	2005	2004
	(Dollars in Millions)
Dividends on common and preferred stock	$(63.8)	$(95.5)
Long-term debt, net	-	65.0
Short-term debt, net	(14.0)	(15.6)
Redemption of preferred stock	-	(6.6)
All other financing cash flows, net	(4.6)	(9.1)
Net cash used by financing activities	$(82.4)	$(61.8)

Net cash used by financing activities increased $20.6 million to $82.4 million for the nine months ended September 30, 2005 from $61.8 million for the same period in 2004.

     Proceeds from the June 2005 issuance of $175 million in senior secured notes were used to fund the retirement of $100 million in first mortgage bonds in September 2005 as well as the redemption of $75 million in first mortgage bonds prior to maturity. Debt issuances for the nine months ended September 30, 2004 totaled $275 million. Proceeds were used to redeem $175 million of 6.875% First Mortgage Bonds and $35 million of 7% Medium-Term Notes prior to maturity.

Capital Requirements
Construction Expenditures

     Pepco's construction expenditures for the nine months ended September 30, 2005 totaled $129.2 million. These expenditures were related to capital costs associated with new customer services, distribution reliability, and transmission.

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

158 ____________________________________________________________________________________

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

     Pepco has also asserted the Pepco TPA Claim against other Mirant entities, which Pepco believes are liable to Pepco under the terms of the Asset Purchase and Sale Agreement's Assignment and Assumption Agreement (the Assignment Agreement). Under the Assignment Agreement, Pepco believes that each of the Mirant entities assumed and agreed to discharge certain liabilities and obligations of Pepco as defined in the Asset Purchase and Sale Agreement. Mirant has filed objections to these claims. Under the original plan of reorganization filed by the Mirant entities with the Bankruptcy Court, certain Mirant entities other than Mirant Corporation would pay significantly higher percentages of the claims of their creditors than would Mirant Corporation. The amount that Pepco will be able to recover from the Mirant bankruptcy estate with respect to the Pepco TPA Claim will depend on the amount of assets available for distribution to creditors of the Mirant entities determined to be liable for the Pepco TPA Claim. At the current stage of the bankruptcy proceeding, there is insufficient information to determine the amount, if any, that Pepco might be able to recover, whether the recovery would be in cash or another form of payment, or the timing of any recovery.

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

____________________________________________________________________________________

price equal to the price Pepco is obligated to pay under the FirstEnergy PPA and the Panda PPA (the PPA-Related Obligations).

Pepco Pre-Petition Claims

     When Mirant filed its bankruptcy petition on July 14, 2003, Mirant had unpaid obligations to Pepco of approximately $29 million, consisting primarily of payments due to Pepco with respect to the PPA-Related Obligations (the Mirant Pre-Petition Obligations). The Mirant Pre-Petition Obligations constitute part of the indebtedness for which Mirant is seeking relief in its bankruptcy proceeding. Pepco has filed Proofs of Claim in the Mirant bankruptcy proceeding in the amount of approximately $26 million to recover this indebtedness; however, the amount of Pepco's recovery, if any, is uncertain. The $3 million difference between Mirant's unpaid obligation to Pepco and the $26 million Proofs of Claim primarily represents a TPA settlement adjustment that is included in the $105 million Proofs of Claim filed by Pepco against the Mirant debtors in respect of the Pepco TPA Claim. In view of the uncertainty as to recoverability, Pepco, in the third quarter of 2003, expensed $14.5 million to establish a reserve against the $29 million receivable from Mirant. In January 2004, Pepco paid approximately $2.5 million to Panda in settlement of certain billing disputes under the Panda PPA that related to periods after the sale of Pepco's generation assets to Mirant. Pepco believes that under the terms of the Asset Purchase and Sale Agreement, Mirant is obligated to reimburse Pepco for the settlement payment. Accordingly, in the first quarter of 2004, Pepco increased the amount of the receivable due from Mirant by approximately $2.5 million and amended its Proofs of Claim to include this amount. Pepco currently estimates that the $14.5 million expensed in the third quarter of 2003 represents the portion of the entire $31.5 million receivable unlikely to be recovered in bankruptcy, and no additional reserve has been established for the $2.5 million increase in the receivable. The amount expensed represents Pepco's estimate of the possible outcome in bankruptcy, although the amount ultimately recovered could be higher or lower.

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

     On December 9, 2004, the District Court issued an order again denying Mirant's motion to reject the PPA-Related Obligations. The District Court found that the PPA-Related Obligations are not severable from the Asset Purchase and Sale Agreement and that the Asset Purchase and Sale Agreement cannot be rejected in part, as Mirant was seeking to do. Both Mirant and the Creditors' Committee appealed the District Court's order to the Court of Appeals. Briefing of

____________________________________________________________________________________

this matter by the interested parties has been completed. Oral arguments have not yet been scheduled.

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

     On January 21, 2005, Mirant filed in the Bankruptcy Court a motion seeking to reject certain of its ongoing obligations under the Asset Purchase and Sale Agreement, including the PPA-Related Obligations (the Second Motion to Reject). On March 1, 2005, the District Court entered an order (as amended by a second order issued on March 7, 2005) granting Pepco's motion to withdraw jurisdiction over these rejection proceedings from the Bankruptcy Court. Mirant and the Creditor's Committee have appealed these orders to the Court of Appeals. Amicus briefs, which are briefs filed by persons who are not parties to the proceeding, but who nevertheless have a strong interest -- in this instance a broad public interest -- in the case, in support Pepco's position have been filed with the Court of Appeals by the Maryland Public Service Commission (MPSC) and the Office of People's Counsel of Maryland (Maryland OPC). Briefing of this matter by the interested parties has been completed. Oral arguments have not yet been scheduled.

     On March 28, 2005, Pepco, FERC, the Office of People's Counsel of the District of Columbia (the District of Columbia OPC), the MPSC and the Maryland OPC filed in the District Court oppositions to the Second Motion to Reject. By order entered August 16, 2005, the District Court has informally stayed this matter, pending a decision by the Court of Appeals on the District Court's orders withdrawing jurisdiction from the Bankruptcy Court.

     Pepco is exercising all available legal remedies and vigorously opposing Mirant's efforts to reject the PPA-Related Obligations and other obligations under the Asset Purchase and Sale Agreement in order to protect the interests of its customers and shareholders. While Pepco believes that it has substantial legal bases to oppose these efforts by Mirant, the ultimate outcome is uncertain.

     If Mirant ultimately is successful in rejecting the PPA-Related Obligations, Pepco could be required to repay to Mirant, for the period beginning on the effective date of the rejection (which date could be prior to the date of the court's order granting the rejection and possibly as early as September 18, 2003) and ending on the date Mirant is entitled to cease its purchases of energy and capacity from Pepco, all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an amount equal to the price at which Mirant resold the purchased energy and capacity. Pepco estimates that the amount it could be required to repay to Mirant in the unlikely event that September 18, 2003 is determined to be the effective date of rejection, is approximately $225.1 million as of November 1, 2005.

Mirant has also indicated to the Bankruptcy Court that it will move to require Pepco to disgorge all amounts paid by Mirant to Pepco in respect of the PPA-Related Obligations, less an
161 ____________________________________________________________________________________

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

     Any repayment by Pepco of amounts received from Mirant in respect of the PPA-Related Obligations would entitle Pepco to file a claim against the bankruptcy estate in an amount equal to the amount repaid. To the extent such amounts were not recovered from the Mirant bankruptcy estate, Pepco believes they would be recoverable as stranded costs from customers through distribution rates as described below.

     The following are estimates prepared by Pepco of its potential future exposure if Mirant's attempt to reject the PPA-Related Obligations ultimately is successful. These estimates are based in part on current market prices and forward price estimates for energy and capacity, and do not include financing costs, all of which could be subject to significant fluctuation. The estimates assume no recovery from the Mirant bankruptcy estate and no regulatory recovery, either of which would mitigate the effect of the estimated loss. Pepco does not consider it realistic to assume that there will be no such recoveries. Based on these assumptions, Pepco estimates that its pre-tax exposure as of November 1, 2005 representing the loss of the future benefit of the PPA-Related Obligations to Pepco, is as follows:

•

If Pepco were required to purchase capacity and energy from FirstEnergy commencing as of November 1, 2005, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 6.3 cents) and resold the capacity and energy at market rates projected, given the characteristics of the FirstEnergy PPA, to be approximately 7.1 cents per kilowatt hour, Pepco estimates that it would receive approximately $4.9 million for the remainder of 2005, the final year of the FirstEnergy PPA.

•

If Pepco were required to purchase capacity and energy from Panda commencing as of November 1, 2005, at the rates provided in the PPA (with an average price per kilowatt hour of approximately 17.0 cents), and resold the capacity and energy at market rates projected, given the characteristics of the Panda PPA, to be approximately 11.6 cents per kilowatt hour, Pepco estimates that it would cost approximately $5 million for the remainder of 2005, approximately $23 million in 2006, approximately $25 million in 2007, and approximately $22 million to $36 million annually thereafter through the 2021 contract termination date.

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

162 ____________________________________________________________________________________

     If Mirant ultimately were successful in rejecting the PPA-Related Obligations and Pepco's full claim were not recovered from the Mirant bankruptcy estate, Pepco would seek authority from the MPSC and the District of Columbia Public Service Commission (DCPSC) to recover its additional costs. Pepco is committed to working with its regulatory authorities to achieve a result that is appropriate for its shareholders and customers. Under the provisions of the settlement agreements approved by the MPSC and the DCPSC in the deregulation proceedings in which Pepco agreed to divest its generation assets under certain conditions, the PPAs were to become assets of Pepco's distribution business if they could not be sold. Pepco believes that, if Mirant ultimately is successful in rejecting the PPA-Related Obligations, these provisions would allow the stranded costs of the PPAs that are not recovered from the Mirant bankruptcy estate to be recovered from Pepco's customers through its distribution rates. If Pepco's interpretation of the settlement agreements is confirmed, Pepco expects to be able to establish the amount of its anticipated recovery as a regulatory asset. However, there is no assurance that Pepco's interpretation of the settlement agreements would be confirmed by the respective public service commissions.

     If the PPA-Related Obligations are successfully rejected, and there is no regulatory recovery, Pepco will incur a loss; the accounting treatment of such a loss, however, would depend on a number of legal and regulatory factors.

Mirant's Fraudulent Transfer Claim

     On July 13, 2005, Mirant filed a complaint in the Bankruptcy Court against Pepco alleging that Mirant's $2.65 billion purchase of Pepco's generating assets in June 2000 constituted a fraudulent transfer. Mirant alleges in the complaint that the value of Pepco's generation assets was "not fair consideration or fair or reasonably equivalent value for the consideration paid to Pepco" and that it thereby rendered Mirant insolvent, or, alternatively, that Pepco and Southern Energy, Inc. (as predecessor to Mirant) intended that Mirant would incur debts beyond its ability to pay them. Mirant asks that the Court enter an order "declaring that the consideration paid for the Pepco assets, to the extent it exceeds the fair value of the Pepco assets, to be a conveyance or transfer in fraud of the rights of Creditors under state law" and seeks compensatory and punitive damages.

     Pepco believes this claim has no merit and is vigorously contesting the claim. On September 20, 2005, Pepco filed a motion to withdraw this complaint to the District Court and on September 30, 2005, Pepco filed its answer in the Bankruptcy Court. On October 20, 2005, the Bankruptcy Court issued a report and recommendation to the District Court, which recommends that the District Court grant the motion to withdraw the reference. The District Court will now consider whether to accept the recommendation to withdraw the reference. Pepco cannot predict when the District Court will make a decision or whether it will accept the recommendation of the Bankruptcy Court.

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

163 ____________________________________________________________________________________

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

Mirant Plan of Reorganization

     On January 19, 2005, Mirant filed its Plan of Reorganization and Disclosure Statement with the Bankruptcy Court (the Original Reorganization Plan) under which Mirant proposed to transfer all assets to "New Mirant" (an entity it proposed to create in the reorganization), with the exception of the PPA-Related Obligations. Mirant proposed that the PPA-Related Obligations would remain in "Old Mirant," which would be a shell entity as a result of the reorganization. On March 25, 2005, Mirant filed its First Amended Plan of Reorganization and First Amended Disclosure Statement (the Amended Reorganization Plan), in which Mirant abandoned the proposal that the PPA-Related Obligations would remain in "Old Mirant," but did not clarify how the PPA-Related Obligations would be treated. On September 22, 2005, Mirant filed its Second Amended Disclosure Statement and Second Amended Plan of Reorganization. Pepco filed objections to the Second Amended Disclosure Statement on September 28, 2005 and a revised version of the Second Amended Disclosure Statement, including the changes and clarifications requested by Pepco, was filed and approved by the Bankruptcy Court on September 30, 2005. Pepco is still analyzing, and has not yet determined whether to file an objection to, the Second Amended Plan of Reorganization. Objections to confirmation of the Second Amended Plan of Reorganization are due November 10, 2005.

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

     On June 17, 2005, FERC issued an order approving the planned restructuring outlined in the Original Reorganization Plan, which has since been superseded by the Second Amended Plan of Reorganization, as discussed above. The Second Amended Plan of Reorganization does not provide for the same restructuring contemplated in the Original Reorganization Plan. While the FERC order had no direct impact on Pepco, the order included a discussion regarding potential future rate impacts if the courts were to permit rejection of the PPAs. Because Pepco disagreed with this discussion, Pepco filed a motion for rehearing on July 18, 2005 (before Mirant filed its

164 ____________________________________________________________________________________

Second Amended Plan of Reorganization). On August 17, 2005, the FERC entered an order granting the request for rehearing "for the limited purpose of further consideration." This order simply means that the request for rehearing remains pending. Pepco cannot predict the outcome of its motion for rehearing.

Rate Proceedings
Federal Energy Regulatory Commission

     On January 31, 2005, Pepco filed at the FERC to reset its rates for network transmission service using a formula methodology. Pepco also sought a 12.4% return on common equity and a 50-basis-point return on equity adder that the FERC had made available to transmission utilities who had joined Regional Transmission Organizations and thus turned over control of their assets to an independent entity. The FERC issued an order on May 31, 2005, approving the rates to go into effect June 1, 2005, subject to refund, hearings, and further orders. The new rates reflect a decrease of 7.7% in Pepco's transmission rate. Pepco continues in settlement discussions and cannot predict the ultimate outcome of this proceeding.

Environmental Litigation

     For a discussion of the history of Pepco's environmental litigation related to the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Environmental Litigation" of Pepco's Annual Report on Form 10-K for the year ended December 31, 2004. On September 2, 2005 the United States lodged with the U.S. District Court for the Eastern District of Pennsylvania global consent decrees for the Metal Bank site, which a group of utility potentially responsible parties (PRPs) including Pepco (the Utility PRPs) entered into on August 23, 2005 with the U.S. Department of Justice, Environmental Protection Agency (EPA), The City of Philadelphia and two owner/operators of the site with respect to clean up of the site. The global settlement includes three Companion Consent Decrees (for the Utility PRPs and one each for the two owner/operators) and an agreement with The City of Philadelphia. Under the terms of the settlement, the two owner/operators will make payments totaling $5.55 million to the U.S. and totaling $4.05 million to the Utility PRPs. The Utility PRPs will perform the remedy at the site and will be able to draw on the funds from the bankruptcy settlement, which provides that the reorganized entity/site owner will pay a total of $13.25 million to remediate the site (the Bankruptcy Settlement) to accomplish the remediation (the Bankruptcy Funds). The Utility PRPs will contribute funds to the extent remediation costs exceed the Bankruptcy Funds available. The Utility PRPs will not be liable for any of the United States' past costs in connection with the site, but will be liable for EPA costs associated with overseeing the monitoring and operation of the site remedy after the remedy construction is certified to be complete and also the cost of performing the "5 year" review of site conditions required by the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Any Bankruptcy Funds not spent on the remedy may be used to cover the Utility PRPs' liabilities for future costs. No parties are released from potential liability for damages to natural resources. The global settlement agreement is subject to a public comment period and approval by the court. If for any reason the court declines to enter one or more Companion Consent Decrees, the United States and the Utility PRPs will have 30 days to withdraw or withhold

____________________________________________________________________________________

consent for the other Companion Consent Decrees. Court approval could be obtained as early as the fourth quarter 2005.

     As of September 30, 2005, Pepco had accrued $1.7 million to meet its liability for a remedy at the Metal Bank/Cottman Avenue site. While final costs to Pepco of the settlement have not been determined, Pepco believes that its liability at this site will not have a material adverse effect on its financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

     For a discussion of Pepco's critical accounting policies, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in Pepco's Annual Report on Form 10-K for the year ended December 31, 2004. During the second quarter of 2005, Pepco identified the following as an additional critical accounting policy.

Unbilled Revenue

     Unbilled revenue represents an estimate of revenue earned from services rendered that have not yet been billed. Pepco calculates unbilled revenue using an output based methodology. (This methodology is based on the supply of electricity distributed to customers.) Pepco believes that the estimates involved in its unbilled revenue process represent "Critical Accounting Estimates" because management is required to make assumptions and judgments about input factors such as customer sales mix and estimated power line losses (estimates of electricity expected to be lost in the process of its transmission and distribution to customers), which are all inherently uncertain and susceptible to change from period to period, the impact of which could be material.

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

FIN 47

     In March 2005, the FASB published FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that FASB Statement No. 143, "Accounting for Asset Retirement Obligations" applies to conditional asset retirement obligations and requires that the fair value of a reasonably estimable conditional asset retirement obligation be recognized as part of the carrying amounts of the asset. FIN 47 is effective no later than the end of the first fiscal year ending after December 15, 2005 (i.e., December 31, 2005 for

166 ____________________________________________________________________________________
Pepco). Pepco is in the process of evaluating the anticipated impact that the implementation of FIN 47 will have on its overall financial condition or results of operations.
EITF 04-13

     In September 2005, the FASB ratified EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13). The Issue addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of APB Opinion 29. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006 (April 1, 2006 for Pepco). EITF 04-13 may not impact Pepco's net income or overall financial condition but rather may result in certain revenues and costs being presented on a net basis. Pepco is in the process of evaluating the impact of EITF 04-13 on the income statement presentation of purchases and sales covered by the Issue.

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

167 ____________________________________________________________________________________

•	Changes in and compliance with environmental and safety laws and policies;
•	Weather conditions;
•	Population growth rates and demographic patterns;
•	Competition for retail and wholesale customers;
•	General economic conditions, including potential negative impacts resulting from an economic downturn;
•	Growth in demand, sales and capacity to fulfill demand;
•	Changes in tax rates or policies or in rates of inflation;
•	Changes in project costs;
•	Unanticipated changes in operating expenses and capital expenditures;
•	The ability to obtain funding in the capital markets on favorable terms;
•	Restrictions imposed by PUHCA and successor holding company regulation;
•	Legal and administrative proceedings (whether civil or criminal) and settlements that influence Pepco's business and profitability;
•	Pace of entry into new markets;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Interest rate fluctuations and credit market concerns; and
•	Effects of geopolitical events, including the threat of domestic terrorism.

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
168 ____________________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
169 ____________________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DELMARVA POWER & LIGHT COMPANY
GENERAL OVERVIEW

     Delmarva Power & Light Company (DPL) is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia. DPL provides Default Electricity Supply which is the supply of electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is also known as Default Service in Virginia, as Standard Offer Service (SOS) in Maryland and in Delaware on and after May 1, 2006, and as Provider of Last Resort service in Delaware before May 1, 2006. DPL's electricity distribution service territory covers approximately 6,000 square miles and has a population of approximately 1.28 million. As of September 30, 2005, approximately 65% of delivered electricity sales were to Delaware customers, approximately 32% were to Maryland customers, and approximately 3% were to Virginia customers. DPL also provides natural gas distribution service in northern Delaware. DPL's natural gas distribution service territory covers approximately 275 square miles and has a population of approximately 523,000.

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

RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Other than this disclosure, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q. All amounts in the tables (except sales and customers) are in millions.

Electric Operating Revenue
	2005	2004	Change
Regulated T&D Electric Revenue	$292.5	$283.9	$8.6
Default Supply Revenue	529.7	495.4	34.3
Other Electric Revenue	15.4	14.8	.6
Total Electric Operating Revenue	$837.6	$794.1	$43.5

     The table above shows the amounts of Electric Operating Revenue earned that is subject to price regulation (Regulated T&D (Transmission & Distribution) Electric Revenue and Default Supply Revenue) and that which is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue includes revenue DPL receives for delivery of electricity to its

170 ____________________________________________________________________________________

customers, for which DPL is paid regulated rates. Default Supply Revenue is revenue received by DPL for providing Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy expense. Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

Regulated T&D Electric
Regulated T&D Electric Revenue	2005	2004	Change

Residential	$142.9	$139.7	$3.2
Commercial	79.1	76.7	2.4
Industrial	15.7	14.8	.9
Other (Includes PJM)	54.8	52.7	2.1
Total Regulated T&D Electric Revenue	$292.5	$283.9	$8.6

Regulated T&D Electric Sales (Gwh)	2005	2004	Change

Residential	4,377	4,196	181
Commercial	4,105	3,982	123
Industrial	2,355	2,458	(103)
Other	38	38	-
Total Regulated T&D Electric Sales	10,875	10,674	201

Regulated T&D Electric Customers (000s)	2005	2004	Change

Residential	447	440	7
Commercial	59	58	1
Industrial	1	1	-
Other	1	1	-
Total Regulated T&D Electric Customers	508	500	8

     Regulated T&D Electric Revenue increased by $8.6 million to $292.5 million from $283.9 million in 2004 primarily due to: (i) a $6.8 million increase due to customer mix, (ii) $3.0 million increase due to weather, primarily the result of a 14.2% increase in cooling degree days in 2005, partially offset by (iii) a $1.2 million reduction in estimated unbilled revenue recorded in the second quarter of 2005, primarily reflecting higher estimated power line losses (estimates of electricity expected to be lost in the process of its transmission and distribution to customers).

171 ___________________________________________________________________________________
Default Electricity Supply
Default Supply Revenue	2005	2004	Change

Residential	$262.5	$222.0	$40.5
Commercial	199.2	199.6	(.4)
Industrial	65.7	72.0	(6.3)
Other (Includes PJM)	2.3	1.8	.5
Total Default Supply Revenue	$529.7	$495.4	$34.3

Default Electricity Supply Sales (Gwh)	2005	2004	Change

Residential	4,382	4,180	202
Commercial	3,656	3,601	55
Industrial	1,289	1,467	(178)
Other	38	36	2
Total Default Electricity Supply Sales	9,365	9,284	81

Default Electricity Supply Customers (000s)	2005	2004	Change

Residential	447	439	8
Commercial	57	56	1
Industrial	1	1	-
Other	1	1	-
Total Default Electricity Supply Customers	506	497	9

     Default Supply Revenue increased by $34.3 million primarily due to the following: (i) a $30.2 million increase in retail energy rates, the result of the implementation of the market-based SOS competitive bid procedure in Maryland beginning in June and July 2004, (ii) a $13.3 million increase related to weather, (iii) a $5.0 million increase due to customer mix, partially offset by (iv) a $10.9 million decrease due to customer migration and (v) a $2.8 million decrease due to a reduction in estimated unbilled revenue primarily reflecting higher estimated power line losses recorded in the second quarter of 2005 (partially offset in Fuel and Purchased Energy expenses).

     For the nine months ended September 30, 2005, DPL's Delaware customers served by an alternate supplier represented 10% of DPL's total Delaware load and 22% of DPL's total Maryland load. For the nine months ended September 30, 2004, DPL's Delaware customers served by an alternate supplier represented 11% of DPL's total Delaware load and DPL's Maryland customers served by alternate suppliers represented 16% of DPL's total Maryland load.

172 ____________________________________________________________________________________
Natural Gas Operating Revenue
	2005	2004	Change
Regulated Gas Revenue	$145.7	$126.9	$18.8
Other Gas Revenue	49.6	47.1	2.5
Total Natural Gas Operating Revenue	$195.3	$174.0	$21.3

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

Regulated Gas
Regulated Gas Revenue	2005	2004	Change

Residential	$85.2	$75.3	$9.9
Commercial	49.8	42.2	7.6
Industrial	7.3	6.2	1.1
Transportation and Other	3.4	3.2	.2
Total Regulated Gas Revenue	$145.7	$126.9	$18.8

Regulated Gas Sales (Bcf)	2005	2004	Change

Residential	5.9	6.2	(.3)
Commercial	3.9	3.9	-
Industrial	.7	.8	(.1)
Transportation and Other	4.1	4.5	(.4)
Total Regulated Gas Sales	14.6	15.4	(.8)

Regulated Gas Customers (000s)	2005	2004	Change

Residential	109	108	1
Commercial	9	9	-
Industrial	-	-	-
Transportation and Other	-	-	-
Total Regulated Gas Customers	118	117	1

     Regulated Gas Revenue increased by $18.8 million primarily due to a $19.5 million increase in the Gas Cost Rate, effective November 1, 2004, due to higher natural gas commodity costs (partially offset in Gas Purchased expense).

173 ____________________________________________________________________________________
Other Gas Revenue
Other Gas Revenue increased by $2.5 million primarily due to increased capacity release revenues compared to the same period last year (partially offset in Gas Purchased expense).
Operating Expenses
Fuel and Purchased Energy

     Fuel and Purchased Energy increased by $27.9 million to $545.7 million for the nine months ended September 30, 2005, from $517.8 million for the comparable period in 2004. This increase primarily resulted from higher average energy costs offset by customer migration.

Gas Purchased

     Gas Purchased increased by $19.9 million to $147.7 million for the nine months ended September 30, 2005 from $127.8 million for the comparable period in 2004. This increase resulted from (i) a $15.1 million increase in deferred fuel costs and (ii) a $6.9 million increase in wholesale commodity prices and more gas being injected into storage, partially offset by (iii) a $2.1 million decrease from the settlement of financial hedges (entered into as part of DPL's regulated natural gas hedge program).

Other Operation and Maintenance

     Other Operation and Maintenance decreased by $1.8 million to $128.0 million for the nine months ended September 30, 2005, from $129.8 million for the comparable period in 2004. The decrease primarily resulted from $2.0 million of lower employee benefit related costs.

Depreciation and Amortization

     Depreciation and amortization expenses increased by $1.4 million to $56.4 million in the 2005 nine month period from $55.0 million for the comparable period in 2004 primarily due to additions to utility plant.

Other Taxes

     Other Taxes increased by $7.2 million to $25.9 million for the nine months ended September 30, 2005, from $18.7 million for the comparable period in 2004. The increase primarily resulted from favorable property tax accruals of $7.1 million in 2004.

Gain on Sale of Assets
Gain on Sale of Assets represents a $2.9 million gain on the sale of non-utility land in the 2005 period.
Other Income (Expenses)
Other Expenses increased by $1.1 million to a net expense of $23.0 million in 2005 from a net expense of $21.9 million in 2004. This increase is primarily due to higher interest expense.
174 ____________________________________________________________________________________
Income Tax Expense

     DPL's effective tax rate for the nine months ended September 30, 2005 was 45% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior tax years subject to audit, and the flow-through of certain book tax depreciation differences partially offset by the flow-through of deferred investment tax credits.

     DPL's effective tax rate for the nine months ended September 30, 2004 was 42% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior tax years subject to audit, and the flow-through of certain book tax depreciation differences partially offset by the flow-through of deferred investment tax credits.

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

•	Changes in and compliance with environmental and safety laws and policies;
175 ____________________________________________________________________________________

•	Weather conditions;
•	Population growth rates and demographic patterns;
•	Competition for retail and wholesale customers;
•	General economic conditions, including potential negative impacts resulting from an economic downturn;
•	Growth in demand, sales and capacity to fulfill demand;
•	Changes in tax rates or policies or in rates of inflation;
•	Changes in project costs;
•	Unanticipated changes in operating expenses and capital expenditures;
•	The ability to obtain funding in the capital markets on favorable terms;
•	Restrictions imposed by PUHCA and successor holding company regulation;
•	Legal and administrative proceedings (whether civil or criminal) and settlements that influence DPL's business and profitability;
•	Pace of entry into new markets;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Interest rate fluctuations and credit market concerns; and
•	Effects of geopolitical events, including the threat of domestic terrorism.

     Any forward-looking statements speak only as to the date of this Quarterly Report and DPL undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of anticipated events. New factors emerge from time to time, and it is not possible for DPL to predict all of such factors, nor can DPL assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

The foregoing review of factors should not be construed as exhaustive.
176 ____________________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
177 ____________________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC COMPANY
GENERAL OVERVIEW

     Atlantic City Electric Company (ACE) is engaged in the generation, transmission, and distribution of electricity in southern New Jersey. ACE provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is also known as Basic Generation Service (BGS). ACE's service territory covers approximately 2,700 square miles and has a population of approximately 998,000.

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

RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Other than this disclosure, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q. All amounts in the tables (except sales and customers) are in millions.

Operating Revenue
	2005	2004	Change
Regulated T&D Electric Revenue	$276.8	$276.2	$.6
Default Supply Revenue	859.6	768.0	91.6
Other Electric Revenue	12.1	14.6	(2.5)
Total Operating Revenue	$1,148.5	$1,058.8	$89.7

     The table above shows the amounts of Operating Revenue earned that are subject to price regulation (Regulated T&D (Transmission & Distribution) Electric Revenue and Default Supply Revenue) and that which is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue includes revenue ACE receives for delivery of electricity to its customers, for which ACE is paid regulated rates. Default Supply Revenue is revenue received by ACE for providing Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy. Also included in Default Supply Revenue is revenue from non-utility generators (NUGs), transition bond charges (TBC), market transition charges (MTC) and other restructuring related revenues (see Deferred Electric

178 ___________________________________________________________________________________

Service Cost). Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services include mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

Regulated T&D Electric
Regulated T&D Electric Revenue	2005	2004	Change

Residential	$140.0	$136.3	$3.7
Commercial	83.5	86.8	(3.3)
Industrial	12.4	13.2	(.8)
Other (Includes PJM)	40.9	39.9	1.0
Total Regulated T&D Electric Revenue	$276.8	$276.2	$.6

Regulated T&D Electric Sales (Gwh)	2005	2004	Change

Residential	3,492	3,373	119
Commercial	3,331	3,336	(5)
Industrial	918	901	17
Other	33	34	(1)
Total Regulated T&D Electric Sales	7,774	7,644	130

Regulated T&D Electric Customers (000s)	2005	2004	Change

Residential	466	459	7
Commercial	62	62	-
Industrial	1	1	-
Other	1	1	-
Total Regulated T&D Electric Customers	530	523	7

     Regulated T&D Electric Revenue increased by $.6 million primarily due to the following: (i) a $7.2 million increase due to weather, primarily the result of a 26.0% increase in cooling degree days in 2005 offset by (ii) a $4.0 million decrease due to a reduction in estimated unbilled revenue, primarily reflecting higher estimated power line losses (estimates of electricity expected to be lost in the process of its transmission and distribution to customers) recorded in the second quarter of 2005, and (iii) a $2.8 million decrease due to other sales and rate variances.

179 ____________________________________________________________________________________
Default Electricity Supply
Default Supply Revenue	2005	2004	Change

Residential	$290.5	$274.2	$16.3
Commercial	211.7	212.7	(1.0)
Industrial	34.3	38.2	(3.9)
Other (Includes PJM)	323.1	242.9	80.2
Total Default Supply Revenue	$859.6	$768.0	$91.6

Default Electricity Supply Sales (Gwh)	2005	2004	Change

Residential	3,514	3,352	162
Commercial	2,294	2,353	(59)
Industrial	247	294	(47)
Other	33	34	(1)
Total Default Electricity Supply Sales	6,088	6,033	55

Default Electricity Supply Customers (000s)	2005	2004	Change

Residential	466	458	8
Commercial	62	61	1
Industrial	1	1	-
Other	1	-	1
Total Default Electricity Supply Customers	530	520	10

     Default Supply Revenue is primarily subject to deferral accounting, with differences in revenues and expenses deferred to the balance sheet for subsequent recovery under the New Jersey restructuring deferral. The $91.6 million increase in Default Supply Revenue primarily resulted from: (i) a $79.7 million increase in wholesale energy revenues resulting from sales of generated and purchased energy into PJM (included in Other) due to higher market prices in the third quarter of 2005, (ii) a $21.8 million increase due to weather primarily in the third quarter of 2005, (iii) a $6.2 million increased in customer mix, partially offset by (iv) a $13.1 million decrease due to customer migration and (v) a $7.9 million decrease due to a reduction in estimated unbilled revenue recorded in the second quarter of 2005, primarily reflecting higher estimated power line losses (estimates of electricity expected to be lost in the process of its transmission and distribution to customers).

     For the nine months ended September 30, 2005, ACE's New Jersey customers served by an alternate supplier represented 22% of ACE's total load. For the nine months ended September 30, 2004, ACE's New Jersey customers served by an alternate supplier represented 20% of ACE's total load.

180 ____________________________________________________________________________________
Operating Expenses
Fuel and Purchased Energy

     Fuel and Purchased Energy increased by $67.0 million to $708.4 million for the nine months ended September 30, 2005, from $641.4 million for the comparable period in 2004. This increase was primarily due to higher average costs, the result of the new Default Supply rates for New Jersey beginning in June 2005.

Other Operation and Maintenance

     Other Operation and Maintenance decreased by $3.5 million to $139.7 million for the nine months ended September 30, 2005 from $143.2 million for the comparable period in 2004. The decrease primarily resulted from a $4.5 million decrease in restructuring costs.

Depreciation and Amortization

     Depreciation and Amortization expenses decreased by $11.2 million to $93.0 million for the nine months ended September 30, 2005 from $104.2 million for the comparable period in 2004. The decrease is due to a $5.2 million decrease in deferred transitional bond charges and a $6.0 million decrease due to a change in depreciation technique and rates resulting from a 2005 final rate order from the NJBPU.

Deferred Electric Service Costs

     Deferred Electric Service Costs increased by $36.2 million to $63.9 million for the nine months ended September 30, 2005 from $27.7 million for the nine months ended September 30, 2004. The $36.2 million increase represents (i) $30.6 million net over-recovery associated with New Jersey BGS, NUGs, market transition charges and other restructuring items and (ii) $4.5 million in regulatory disallowances (net of amounts previously reserved) associated with the April 2005 NJBPU settlement agreement. At September 30, 2005, ACE's balance sheet included as a regulatory asset an under-recovery of $27.0 million with respect to these items, which is net of a $47.3 million reserve for items disallowed by the NJBPU in a ruling that is under appeal.

Gain on Sale of Assets

     Gain on Sale of Assets represents a $14.4 million gain from the 2004 condemnation settlement with the City of Vineland, New Jersey relating to the transfer of ACE's distribution assets and customer accounts to the city.

Other Income (Expenses)

     Other Expenses decreased by $3.2 million to a net expense of $36.1 million for the nine months ended September 30, 2005 from a net expense of $39.3 million for the comparable period in 2004. This decrease is primarily due to lower interest expense.

Income Tax Expense

     ACE's effective tax rate before extraordinary item for the nine months ended September 30, 2005 was 43% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory tax rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities for prior tax years subject to

181 ____________________________________________________________________________________

audit (which is the primary reason for the higher effective rate as compared to the nine months ended September 30, 2004) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits.

     ACE's effective tax rate for the nine months ended September 30, 2004 was 42% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the federal statutory tax rate were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences partially offset by the flow-through of deferred investment tax credits.

Extraordinary Item

     On April 19, 2005, a settlement of ACE's electric distribution rate case was reached among ACE, the staff of the NJBPU, the New Jersey Ratepayer Advocate, and active intervenor parties. As a result of the settlement, ACE reversed $15.2 million ($9.0 million, after-tax) in accruals related to certain deferred costs that are now deemed recoverable. The after-tax credit to income of $9 million is classified as an extraordinary item (gain) since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999.

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

182 ____________________________________________________________________________________

•

Prevailing governmental policies and regulatory actions affecting the energy industry, including with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition;

•	Changes in and compliance with environmental and safety laws and policies;
•	Weather conditions;
•	Population growth rates and demographic patterns;
•	Competition for retail and wholesale customers;
•	General economic conditions, including potential negative impacts resulting from an economic downturn;
•	Growth in demand, sales and capacity to fulfill demand;
•	Changes in tax rates or policies or in rates of inflation;
•	Changes in project costs;
•	Unanticipated changes in operating expenses and capital expenditures;
•	The ability to obtain funding in the capital markets on favorable terms;
•	Restrictions imposed by PUHCA and successor holding company regulation;
•	Legal and administrative proceedings (whether civil or criminal) and settlements that influence ACE's business and profitability;
•	Pace of entry into new markets;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Interest rate fluctuations and credit market concerns; and
•	Effects of geopolitical events, including the threat of domestic terrorism.

     Any forward-looking statements speak only as to the date of this Quarterly Report and ACE undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of anticipated events. New factors emerge from time to time, and it is not possible for ACE to predict all of such factors, nor can ACE assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

The foregoing review of factors should not be construed as exhaustive.
183 ____________________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK.
184 ____________________________________________________________________________________

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

Value at Risk Associated with Energy Contracts For the Nine Months Ended September 30, 2005 (Dollars in Millions)
	Proprietary Trading VaR (1)	VaR for Competitive Energy Activity (2)
95% confidence level, one-day holding period, one-tailed (3)
Period end	$ 0	$10.1
Average for the period	$ 0	$ 8.4
High	$ 0	$21.6
Low	$ 0	$ 2.9

Notes:
(1)	Includes all remaining proprietary trading contracts entered into prior to cessation of this activity in March 2003.
(2)

This column represents all energy derivative contracts, normal purchase and sales contracts, modeled generation output and fuel requirements, and modeled customer load obligations for both the discontinued proprietary trading activity and the ongoing other energy commodity activities.

(3)

As VaR calculations are shown in a standard delta or delta/gamma closed form 95% 1-day holding period 1-tail normal distribution form, traditional statistical and financial methods can be employed to reconcile prior Forms 10-K and 10-Q VaRs to the above approach. In this case, 5-day VaRs divided by the square root of 5 equal 1-day VaRs; and 99% 1-tail VaRs divided by 2.326 times 1.645 equal 95% 1-tail VaRs. Note that these methods of conversion are not valid for converting from 5-day or less holding periods to over 1-month holding periods and should not be applied to "non-standard closed form" VaR calculations in any case.

185 ____________________________________________________________________________________

     For additional quantitative and qualitative information on the fair value of energy contracts refer to Note 5, Use of Derivatives in Energy and Interest Rate Hedging Activities in the accompanying Notes to PHI's Consolidated Financial Statements.

     The Competitive Energy segments' portfolio of electric generating plants includes "mid-merit" assets and peaking assets. Mid-merit electric generating plants are typically combined cycle units that can quickly change their megawatt output level on an economic basis. These plants are generally operated during times when demand for electricity rises and power prices are higher. The Competitive Energy segments hedge both the estimated plant output and fuel requirements as the estimated levels of output and fuel needs change. Hedge percentages include the estimated electricity output of and fuel requirements for the Competitive Energy segments' generation plants that have been hedged and any associated financial or physical commodity contracts (including derivative contracts that are classified as cash flow hedges under SFAS 133, other derivative instruments, wholesale normal purchase and sales contracts, and load service obligations).

As of September 30, 2005, based on economic availability projections, 60% of generation output is hedged over the next 36 months. Fuel inputs for the same 36-month period are 57% hedged.

     Hedge volumes can vary significantly from period to period, as sales may exceed forecast plant output in some periods (a net short position), while in other periods sales may fall short of forecast output (a net long position).

186 ____________________________________________________________________________________

Schedule of Credit Risk Exposure on Competitive Wholesale Energy Contracts (Dollars in Millions)
	September 30, 2005
Rating (1)	Exposure Before Credit Collateral (2)	Credit Collateral (3)	Net Exposure	Number of Counterparties Greater Than 10% *	Net Exposure of Counterparties Greater Than 10%

Investment Grade	$624.1	$141.3	$482.8	1	$108.6
Non-Investment Grade	8.4	1.9	6.5
Split rating	-	-	-
No External Ratings	$ 32.3	-	32.3

Credit reserves			2.1

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

(2)

Exposure before credit collateral - includes the Marked-to-Market (MTM) energy contract net assets for open/unrealized transactions, the net receivable/payable for realized transactions and net open positions for contracts not subject to MTM. Amounts due from counterparties are offset by liabilities payable to those counterparties to the extent that legally enforceable netting arrangements are in place. Thus, this column presents the net credit exposure to counterparties after reflecting all allowable netting, but before considering collateral held.

(3)

Credit collateral - the face amount of cash deposits, letters of credit and performance bonds received from counterparties, not adjusted for probability of default, and if applicable, property interests (including oil and gas reserves).

*	Using a percentage of the total exposure.

     For additional information concerning market risk, please refer to Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2004.

Pepco
For information concerning market risk, please refer to Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in Pepco's Annual Report on Form 10-K for the year ended December 31, 2004.
187 ____________________________________________________________________________________

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND, THEREFORE, ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 4. CONTROLS AND PROCEDURES
Pepco Holdings, Inc.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, Pepco Holdings has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2005, and, based upon this evaluation, the chief executive officer and the chief financial officer of Pepco Holdings have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to Pepco Holdings and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the three months ended September 30, 2005, there was no change in Pepco Holdings' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Pepco Holdings' internal controls over financial reporting.

     Pepco Holdings' subsidiary, Conectiv Energy, which operates a competitive energy business, is in the process of installing new energy transaction software that provides additional functionality, such as enhanced PJM invoice reconciliation capability, hedge accounting, greater risk analysis capability, and enhanced regulatory reporting capability. Conectiv Energy anticipates implementing the new software for all electric power transactions in the fourth quarter of 2005, with the goal of extending it to all of Conectiv energy commodity transactions over time. The Conectiv Energy implementation will be the first implementation of this software and extensive pre-implementation testing has been performed to ensure internal controls over financial reporting continue to be effective. Operating effectiveness of internal controls over financial reporting will continue to be evaluated post implementation.

Potomac Electric Power Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, Pepco has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2005, and, based upon this evaluation, the chief executive officer and the chief financial officer of Pepco have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to Pepco and its subsidiaries that is required to be disclosed in

188 ____________________________________________________________________________________

reports filed with, or submitted to, the SEC under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the three months ended September 30, 2005, there was no change in Pepco's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Pepco's internal controls over financial reporting.

Delmarva Power & Light Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, DPL has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2005, and, based upon this evaluation, the chief executive officer and the chief financial officer of DPL have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to DPL that is required to be disclosed in reports filed with, or submitted to, the SEC under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the three months ended September 30, 2005, there was no change in DPL's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, DPL's internal controls over financial reporting.

Atlantic City Electric Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, ACE has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2005, and, based upon this evaluation, the chief executive officer and the chief financial officer of ACE have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to ACE and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

189 ____________________________________________________________________________________
Changes in Internal Control Over Financial Reporting

    During the three months ended September 30, 2005, there was no change in ACE's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ACE's internal controls over financial reporting.

Part II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Pepco Holdings

     On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For information concerning the potential impacts of these proceedings on PHI, please refer to Note (4), Commitments and Contingencies, to the financial statements of PHI included herein.

     For further information concerning litigation matters, please refer to Item 3, "Legal Proceedings," included in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2004 and Note (4), Commitments and Contingencies, to the financial statements of PHI included herein.

Pepco

     On July 14, 2003, Mirant Corporation and most of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For information concerning the potential impacts of these proceedings on Pepco, please refer to Note (4), Commitments and Contingencies, to the financial statements of Pepco included herein.

     For further information concerning litigation matters, please refer to Item 3, "Legal Proceedings," included in Pepco's Annual Report on Form 10-K for the year ended December 31, 2004 and Note (4), Commitments and Contingencies, to the financial statements of Pepco included herein.

DPL

     For information concerning litigation matters, please refer to Item 3, "Legal Proceedings," included in DPL's Annual Report on Form 10-K for the year ended December 31, 2004 and Note (4), Commitments and Contingencies, to the financial statements of DPL included herein.

ACE

     For information concerning litigation matters, please refer to Item 3, "Legal Proceedings," included in ACE's Annual Report on Form 10-K for the year ended December 31, 2004 and Note (4), Commitments and Contingencies, to the financial statements of ACE included herein.

190 ____________________________________________________________________________________
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Pepco Holdings
None.
Pepco
None.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND, THEREFORE, ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 3. DEFAULTS UPON SENIOR SECURITIES
Pepco Holdings
None.
Pepco
None.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND, THEREFORE, ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Pepco Holdings
None.
Pepco
None.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND, THEREFORE, ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 5. OTHER INFORMATION
Pepco Holdings
None.
191 ____________________________________________________________________________________
Pepco
None.
DPL
None.
ACE
None.
Item 6. EXHIBITS

     The documents listed below are being filed or furnished on behalf of Pepco Holdings, Inc. (PHI), Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL), and Atlantic City Electric Company (ACE) as indicated.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference
12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.
12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.
12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.
12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

192 ____________________________________________________________________________________

Exhibit 12.1 Statements Re. Computation of Ratios

PEPCO HOLDINGS
	Nine Months Ended	For the Year Ended December 31,
	September 30, 2005	2004	2003	2002	2001	2000
	(Dollar Amounts in Millions)

Income before extraordinary item (a)	$283.8	$255.5	$211.1	$220.2	$192.3	$369.1

Income tax expense	202.5	173.2	65.9	124.1	83.5	341.2

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	255.6	376.5	381.4	227.2	162.0	221.5
Other interest	15.0	20.6	21.7	21.0	23.8	23.6
Preferred dividend requirements of subsidiaries	1.9	2.8	13.9	20.6	14.2	14.7
Total fixed charges	272.5	399.9	417.0	268.8	200.0	259.8

Non-utility capitalized interest	(.3)	(.1)	(10.2)	(9.9)	(2.7)	(3.9)

Income before extraordinary item, income tax expense, and fixed charges	$758.5	$828.5	$683.8	$603.2	$473.1	$966.2

Total fixed charges, shown above	$272.5	$399.9	$417.0	$268.8	$200.0	$259.8

Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	1.4	1.9	4.3	11.6	6.2	13.5

Fixed charges for ratio computation	$273.9	$401.8	$421.3	$280.4	$206.2	$273.3

Ratio of earnings to fixed charges and preferred dividends	2.77	2.06	1.62	2.15	2.29	3.54

(a)	Excludes losses on equity investments.

193 ____________________________________________________________________________________

Exhibit 12.2 Statements Re. Computation of Ratios
PEPCO
	Nine Months Ended	For the Year Ended December 31,
	September 30, 2005	2004	2003	2002	2001	2000
	(Dollar Amounts in Millions)

Net income (a)	$117.7	$96.6	$104.6	$141.2	$192.3	$369.1

Income tax expense	91.6	56.7	69.1	80.3	83.5	341.2

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	61.6	80.7	81.4	112.2	162.0	221.5
Other interest	10.3	14.3	16.2	17.3	23.8	23.6
Preferred dividend requirements of a subsidiary trust	-	-	4.6	9.2	9.2	9.2
Total fixed charges	71.9	95.0	102.2	138.7	195.0	254.3

Non-utility capitalized interest	-	-	-	(.2)	(2.7)	(3.9)

Income before income tax expense, and fixed charges	$281.2	$248.3	$275.9	$360.0	$468.1	$960.7

Ratio of earnings to fixed charges	3.91	2.61	2.70	2.60	2.40	3.78

Total fixed charges, shown above	$71.9	$95.0	$102.2	$138.7	$195.0	$254.3

Preferred dividend requirements, excluding mandatorily redeemable preferred securities subsequent to SFAS No. 150 implementation, adjusted to a pre-tax amount	1.6	1.6	5.5	7.8	7.2	10.6

Total fixed charges and preferred dividends	$73.5	$96.6	$107.7	$146.5	$202.2	$264.9

Ratio of earnings to fixed charges and preferred dividends	3.83	2.57	2.56	2.46	2.32	3.63

(a)	Excludes losses on equity investments.
194 ____________________________________________________________________________________

Exhibit 12.3 Statements Re. Computation of Ratios
DPL
	Nine Months Ended	For the Year Ended December 31,
	September 30, 2005	2004	2003	2002	2001	2000
	(Dollar Amounts in Millions)

Net income	$60.1	$66.3	$53.2	$49.7	$200.6	$141.8

Income tax expense	49.0	49.7	36.4	33.7	139.9	81.5

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	26.6	33.0	37.2	44.1	68.5	77.1
Other interest	1.8	2.2	2.7	3.6	3.4	7.5
Preferred dividend requirements of a subsidiary trust	-	-	2.8	5.7	5.7	5.7
Total fixed charges	28.4	35.2	42.7	53.4	77.6	90.3

Income before income tax expense, and fixed charges	$137.5	$151.2	$132.3	$136.8	$418.1	$313.6

Ratio of earnings to fixed charges	4.84	4.30	3.10	2.56	5.39	3.47

Total fixed charges, shown above	$28.4	$35.2	$42.7	$53.4	$77.6	$90.3

Preferred dividend requirements, adjusted to a pre-tax amount	1.5	1.7	1.7	2.9	6.3	7.7

Total fixed charges and preferred dividends	$29.9	$36.9	$44.4	$56.3	$83.9	$98.0

Ratio of earnings to fixed charges and preferred dividends	4.60	4.10	2.98	2.43	4.98	3.20

195 ____________________________________________________________________________________

Exhibit 12.4 Statements Re. Computation of Ratios
ACE
	Nine Months Ended	For the Year Ended December 31,
	September 30, 2005	2004	2003	2002	2001	2000
	(Dollar Amounts in Millions)

Income before extraordinary item	$51.6	$64.6	$41.5	$28.2	$75.5	$54.4

Income tax expense	38.2	42.3	27.3	16.3	46.7	36.7

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	44.1	62.2	63.7	55.6	62.2	76.2
Other interest	2.7	3.4	2.6	2.4	3.3	4.5
Preferred dividend requirements of subsidiary trusts	-	-	1.8	7.6	7.6	7.6
Total fixed charges	46.8	65.6	68.1	65.6	73.1	88.3

Income before extraordinary item, income tax expense, and fixed charges	$136.6	$172.5	$136.9	$110.1	$195.3	$179.4

Ratio of earnings to fixed charges	2.92	2.63	2.01	1.68	2.67	2.03

Total fixed charges, shown above	$46.8	$65.6	$68.1	$65.6	$73.1	$88.3

Preferred dividend requirements adjusted to a pre-tax amount	.3	.5	.5	1.1	2.7	3.6

Total fixed charges and preferred dividends	$47.1	$66.1	$68.6	$66.7	$75.8	$91.9

Ratio of earnings to fixed charges and preferred dividends	2.90	2.61	2.00	1.65	2.58	1.95

196 ____________________________________________________________________________________

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 3, 2005		D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer
197 ____________________________________________________________________________________

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 3, 2005	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer
198 ____________________________________________________________________________________

Exhibit 31.3
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 3, 2005	W. J. SIM William J. Sim President and Chief Executive Officer
199 ____________________________________________________________________________________

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 3, 2005		JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

200 ____________________________________________________________________________________

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 3, 2005		T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
201 ____________________________________________________________________________________

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 3, 2005		JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer
202 ____________________________________________________________________________________

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 3, 2005		W. J. SIM William J. Sim President and Chief Executive Officer
203 ____________________________________________________________________________________

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 3, 2005		JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer
204 ____________________________________________________________________________________

Exhibit 32.1
Certificate of Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Pepco Holdings, Inc. for the quarter ended September 30, 2005, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pepco Holdings, Inc.

November 3, 2005	D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer
November 3, 2005	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Pepco Holdings, Inc. and will be retained by Pepco Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

205 ____________________________________________________________________________________

Exhibit 32.2
Certificate of Chief Executive Officer and Chief Financial Officer of Potomac Electric Power Company (pursuant to 18 U.S.C. Section 1350)

     I, William J. Sim, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Potomac Electric Power Company for the quarter ended September 30, 2005, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Potomac Electric Power Company.

November 3, 2005	W. J. SIM William J. Sim President and Chief Executive Officer
November 3, 2005	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Potomac Electric Power Company and will be retained by Potomac Electric Power Company and furnished to the Securities and Exchange Commission or its staff upon request.

206 ____________________________________________________________________________________

Exhibit 32.3
Certificate of Chief Executive Officer and Chief Financial Officer of Delmarva Power & Light Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Delmarva Power & Light Company for the quarter ended September 30, 2005, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Delmarva Power & Light Company.

November 3, 2005	T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
November 3, 2005	JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Delmarva Power & Light Company and will be retained by Delmarva Power & Light Company and furnished to the Securities and Exchange Commission or its staff upon request.

207 ____________________________________________________________________________________

Exhibit 32.4
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (pursuant to 18 U.S.C. Section 1350)

     I, William J. Sim, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Atlantic City Electric Company for the quarter ended September 30, 2005, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

November 3, 2005	W. J. SIM William J. Sim President and Chief Executive Officer
November 3, 2005	JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Company and will be retained by Atlantic City Electric Company and furnished to the Securities and Exchange Commission or its staff upon request.

208 ____________________________________________________________________________________

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 3, 2005

PEPCO HOLDINGS, INC. (PHI)
POTOMAC ELECTRIC POWER COMPANY (Pepco)
DELMARVA POWER & LIGHT COMPANY (DPL)
ATLANTIC CITY ELECTRIC COMPANY (ACE)
       (Registrants)

By     JOSEPH M. RIGBY
        Joseph M. Rigby
        Senior Vice President and
        Chief Financial Officer,
            PHI, Pepco and DPL
        Chief Financial Officer, ACE

209 ____________________________________________________________________________________

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
210 ____________________________________________________________________________________