Form 10-Q
period 2006-06-30
PEPCO HOLDINGS INC; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/; POTOMAC ELECTRIC POWER CO
filed 2006-08-04
CIK 1135971, 8192, 27879, 79732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006
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
Continued

     Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X . No    .

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer
Pepco Holdings	X
Pepco			X
DPL			X
ACE			X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Pepco Holdings	Yes	No X	Pepco	Yes	No X
DPL	Yes	No X	ACE	Yes	No X

     Pepco, DPL, and ACE meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at June 30, 2006
Pepco Holdings	190,694,006 ($.01 par value)
Pepco	100 ($.01 par value) (a)
DPL	1,000 ($2.25 par value) (b)
ACE	8,546,017 ($3 par value) (b)
(a)	All voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv, a wholly owned subsidiary of Pepco Holdings.

     THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL, AND ACE. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

GLOSSARY OF TERMS
Term	Definition
ABO	Accumulated benefit obligation
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
ACE NUGs	Non-Utility Generation contracts between ACE and unaffiliated third parties
ACO	Administrative Consent Order
ADFIT	Accumulated deferred federal income taxes
ADITC	Accumulated deferred investment tax credits
Ancillary services	Generally, electricity generation reserves and reliability services
APB	Accounting Principles Board of the American Institute of Certified Public Accountants
APCA	New Jersey Air Pollution Control Act
Asset Purchase and Sale Agreement	Asset Purchase and Sale Agreement, dated as of June 7, 2000 and subsequently amended, between Pepco and Mirant (formerly Southern Energy, Inc.) relating to the sale of Pepco's generation assets
Bankruptcy Court	Bankruptcy Court for the Northern District of Texas
Bankruptcy Funds	$13.25 million in funds from the Bankruptcy Settlement
Bankruptcy Settlement	The bankruptcy settlement among the parties concerning the environmental proceedings at the Metal Bank/Cottman Avenue site
Bcf	Billion cubic feet
BGS	Basic Generation Service (the supply of electricity by ACE to retail customers in New Jersey who have not elected to purchase electricity from a competitive supplier)
CAA	Federal Clean Air Act
CIEP	ACE's Commercial and Industrial Energy Pricing class of customers
Competitive Energy Business	Consists of the business operations of Conectiv Energy and Pepco Energy Services
Conectiv	A wholly owned subsidiary of PHI, which is a PUHCA 2005 holding company. Conectiv also is the parent of DPL and ACE
Conectiv Energy	Conectiv Energy Holding Company and its subsidiaries
Cooling Degree Days	Daily difference in degrees by which the mean (high and low divided by 2) dry bulb temperature is above a base of 65 degrees Fahrenheit.
DCPSC	District of Columbia Public Service Commission
Default Electricity Supply

The supply of electricity within PHI's service territories at regulated rates to retail customers who do not elect to purchase electricity from a competitive supplier, and which, depending on the jurisdiction, is also known as Default Service, SOS, BGS, or POLR service

Default Supply Revenue	Revenue received for Default Electricity Supply
District Court	U.S. District Court for the Northern District of Texas
DPL	Delmarva Power & Light Company
DPSC	Delaware Public Service Commission
EDECA	New Jersey Electric Discount and Energy Competition Act
EDIT	Excess Deferred Income Taxes
EITF	Emerging Issues Task Force
EPA	U.S. Environmental Protection Agency
ERISA	Employment Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FIN	FASB Interpretation Number
i

Term	Definition
FSP	FASB Staff Position
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Full Requirements Load Service	The supply of energy by Conectiv Energy to utilities to fulfill their Default Electricity Supply obligations
GAAP	Accounting principles generally accepted in the United States of America
GCR	Gas Cost Rate
GPC	Generation Procurement Credit
GWh	Gigawatt hour
Heating Degree Days	Daily difference in degrees by which the mean (high and low divided by 2) dry bulb temperature is below a base of 65 degrees Fahrenheit.
IRS	Internal Revenue Service
LEAC Liability	ACE's $59.3 million deferred energy cost liability existing as of July 31, 1999, related to ACE's Levelized Energy Adjustment Clause and ACE's Demand Side Management Programs
MDE	Maryland Department of the Environment
MGP	Manufactured gas plant
Mirant	Mirant Corporation and its predecessors and its subsidiaries
Moody's	Moody's Investors Service
MPSC	Maryland Public Service Commission
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NOPR	Notice of Proposed Rulemaking
Normalization provisions

Sections of the Internal Revenue Code and related regulations that dictate how excess deferred income taxes resulting from the corporate income tax rate reduction enacted by the Tax Reform Act of 1986 and accumulated deferred investment tax credits should be treated for ratemaking purposes

Notice	Notice 2005-13 issued by the Treasury Department and IRS on February 11, 2005
NOx	Nitrogen oxide
OCI	Other Comprehensive Income
Panda	Panda-Brandywine, L.P.
Panda PPA	PPA between Pepco and Panda
PBO	Projected Benefit Obligation
PCI	Potomac Capital Investment Corporation and its subsidiaries
Pepco	Potomac Electric Power Company
Pepco Distribution	The total aggregate distribution to Pepco pursuant to the Settlement Agreement
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
Pepco Holdings or PHI	Pepco Holdings, Inc.
PJM	PJM Interconnection, LLC
PLR	Private letter ruling from the IRS
POLR	Provider of Last Resort service (the supply of electricity by DPL before May 1, 2006 to retail customers in Delaware who have not elected to purchase electricity from a competitive supplier)
Power Delivery	PHI's Power Delivery Business
PPA	Power Purchase Agreement
PPA-Related Obligations	Mirant's obligations to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy and the Panda PPAs

ii

Term	Definition
PRP	Potentially responsible party
PUHCA 1935	Public Utility Holding Company of 1935, which was repealed effective February 8, 2006
PUHCA 2005	Public Utility Holding Company Act of 2005, which became effective February 8, 2006
RAR	IRS Revenue Agent's Report
Recoverable stranded costs	The portion of stranded costs that is recoverable from ratepayers as approved by regulatory authorities
Reorganization Plan	Mirant's Plan of Reorganization
Revenue Ruling	Revenue Ruling 2005-53 issued by the IRS on August 2, 2005
RI/FS	Remedial Investigation/Feasibility Study
SAB	SEC Staff Accounting Bulletin
SEC	Securities and Exchange Commission
Settlement Agreement	Amended Settlement Agreement and Release, dated as of October 24, 2003 between Pepco and the Mirant Parties
SFAS	Statement of Financial Accounting Standards
SMECO	Southern Maryland Electric Cooperative, Inc.
SMECO Agreement	Capacity purchase agreement between Pepco and SMECO
SMECO Settlement Agreement	Settlement Agreement and Release entered into between Mirant and SMECO
SO2	Sulfur dioxide
SOS

Standard Offer Service (the supply of electricity by Pepco in the District of Columbia, by Pepco and DPL in Maryland and by DPL in Delaware on and after May 1, 2006, to retail customers who have not elected to purchase electricity from a competitive supplier)

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

Superior Court	Appellate Division of the Superior Court of New Jersey
T&D	Transmission and distribution
Transition Bonds	Transition bonds issued by ACE Funding
Treasury lock	A hedging transaction that allows a company to "lock-in" a specific interest rate corresponding to the rate of a designated Treasury bond for a determined period of time
Utility PRPs	A group of utility PRPs including Pepco, parties to a settlement involving the environmental proceedings at the Metal Bank/Cottman Avenue site
VaR	Value at Risk
VRDB	Variable Rate Demand Bonds
VSCC	Virginia State Corporation Commission

iii

THIS PAGE INTENTIONALLY LEFT BLANK.

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.
	Registrants
Item	Pepco Holdings	Pepco*	DPL*	ACE
Consolidated Statements of Earnings	3	47	68	85
Consolidated Statements of Comprehensive Earnings	4	N/A	N/A	N/A
Consolidated Balance Sheets	5	48	69	86
Consolidated Statements of Cash Flows	7	50	71	88
Notes to Consolidated Financial Statements	8	51	72	89

* Pepco and DPL have no subsidiaries and therefore their financial statements are not consolidated.

1

THIS PAGE INTENTIONALLY LEFT BLANK.

2

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	(Restated) 2005	2006	(Restated) 2005
	(In millions, except earnings per share)

Operating Revenue
Power Delivery	$1,179.4	$981.6	$2,354.2	$2,080.0
Competitive Energy	711.0	718.6	1,467.7	1,397.8
Other	26.2	20.0	46.6	41.2
Total Operating Revenue	1,916.6	1,720.2	3,868.5	3,519.0

Operating Expenses
Fuel and purchased energy	1,220.0	1,007.6	2,447.8	2,095.9
Other services cost of sales	168.2	182.5	325.1	353.1
Other operation and maintenance	209.5	189.0	413.9	379.1
Depreciation and amortization	103.0	101.8	206.1	207.5
Other taxes	82.6	77.0	164.0	157.8
Deferred electric service costs	(29.6)	(18.2)	(10.2)	.8
Impairment loss	.2	-	6.5	-
Gain on sale of assets	(.5)	(3.9)	(1.8)	(4.3)
Total Operating Expenses	1,753.4	1,535.8	3,551.4	3,189.9

Operating Income	163.2	184.4	317.1	329.1

Other Income (Expenses)
Interest and dividend income	4.2	1.4	7.7	3.1
Interest expense	(85.2)	(85.3)	(166.8)	(168.7)
(Loss) income from equity investments	(.2)	(1.9)	.5	(3.0)
Other income	11.6	13.7	32.5	29.4
Other expenses	(2.9)	(2.7)	(7.9)	(3.4)
Total Other Expenses	(72.5)	(74.8)	(134.0)	(142.6)

Preferred Stock Dividend Requirements of Subsidiaries	.3	.7	.7	1.3

Income Before Income Tax Expense and Extraordinary Item	90.4	108.9	182.4	185.2

Income Tax Expense	39.2	42.5	74.4	73.1

Income Before Extraordinary Item	51.2	66.4	108.0	112.1

Extraordinary Item (net of tax of $6.2 million)	-	-	-	9.0

Net Income	51.2	66.4	108.0	121.1

Retained Earnings at Beginning of Period	1,026.1	844.0	1,018.7	836.4

Dividends on Common Stock (Note 4)	(49.4)	(47.2)	(98.8)	(94.3)

Retained Earnings at End of Period	$1,027.9	$863.2	$1,027.9	$863.2

Basic and Diluted Share Information
Weighted average shares outstanding	190.4	188.8	190.2	188.6
Earnings per share of common stock
Before extraordinary item	$.27	$.35	$.56	$.59
Extraordinary item	-	-	-	.05
Total	$.27	$.35	$.56	$.64

The accompanying Notes are an integral part of these Consolidated Financial Statements.

3

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	(Restated) 2005	2006	(Restated) 2005
	(Millions of dollars)

Net income	$51.2	$66.4	$108.0	$121.1

Other comprehensive earnings (losses)

Unrealized (losses) gains on commodity derivatives designated as cash flow hedges:
Unrealized holding (losses) gains arising during period	(27.6)	(4.1)	(117.2)	30.6
Less: reclassification adjustment for (losses) gains included in net earnings	(8.5)	9.1	27.3	13.1
Net unrealized (losses) gains on commodity derivatives	(19.1)	(13.2)	(144.5)	17.5

Realized gains on Treasury lock transactions	3.0	3.0	5.9	5.9

Unrealized gains on interest rate swap agreements designated as cash flow hedges:
Unrealized holding gains arising during period	-	-	-	1.1
Less: reclassification adjustment for (losses) gains included in net earnings	-	(.1)	-	.8
Net unrealized gains on interest rate swaps	-	.1	-	.3

Other comprehensive (losses) earnings, before taxes	(16.1)	(10.1)	(138.6)	23.7

Income tax (benefit) expense	(6.8)	(4.5)	(55.7)	9.1

Other comprehensive (losses) earnings, net of income taxes	(9.3)	(5.6)	(82.9)	14.6

Comprehensive earnings	$41.9	$60.8	$25.1	$135.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.

4

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	June 30, 2006	December 31, 2005
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$32.9	$121.5
Restricted cash	13.0	23.0
Accounts receivable, less allowance for uncollectible accounts of $39.1 million and $40.6 million, respectively	1,185.6	1,363.1
Fuel, materials and supplies-at average cost	349.5	340.1
Unrealized gains - derivative contracts	72.9	185.7
Prepaid expenses and other	124.6	118.3
Total Current Assets	1,778.5	2,151.7

INVESTMENTS AND OTHER ASSETS
Goodwill	1,415.0	1,431.3
Regulatory assets	1,174.6	1,202.0
Investment in finance leases held in trust	1,312.0	1,297.9
Prepaid pension expense	198.0	208.9
Other	379.1	414.0
Total Investments and Other Assets	4,478.7	4,554.1

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	11,644.4	11,384.2
Accumulated depreciation	(4,213.2)	(4,072.2)
Net Property, Plant and Equipment	7,431.2	7,312.0

TOTAL ASSETS	$13,688.4	$14,017.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

5

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2006	December 31, 2005
	(Millions of dollars, except shares)

CURRENT LIABILITIES
Short-term debt	$776.1	$156.4
Current maturities of long-term debt	252.2	469.5
Accounts payable and accrued liabilities	746.6	1,002.2
Capital lease obligations due within one year	5.4	5.3
Taxes accrued	4.9	322.9
Interest accrued	79.5	84.6
Other	389.6	358.4
Total Current Liabilities	2,254.3	2,399.3

DEFERRED CREDITS
Regulatory liabilities	626.2	594.1
Income taxes	1,892.8	1,935.0
Investment tax credits	48.6	51.0
Other postretirement benefit obligations	292.4	284.2
Other	257.0	284.9
Total Deferred Credits	3,117.0	3,149.2

LONG-TERM LIABILITIES
Long-term debt	4,142.8	4,202.9
Transition Bonds issued by ACE Funding	480.1	494.3
Long-term project funding	27.9	25.5
Capital lease obligations	113.9	116.6
Total Long-Term Liabilities	4,764.7	4,839.3

COMMITMENTS AND CONTINGENCIES (NOTE 4)

PREFERRED STOCK OF SUBSIDIARIES
Serial preferred stock	-	21.5
Redeemable serial preferred stock	24.4	24.4
Total Preferred Stock of Subsidiaries	24.4	45.9

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, 190,694,006 shares and 189,817,723 shares outstanding, respectively	1.9	1.9
Premium on stock and other capital contributions	2,603.9	2,586.3
Accumulated other comprehensive loss	(105.7)	(22.8)
Retained earnings	1,027.9	1,018.7
Total Shareholders' Equity	3,528.0	3,584.1

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,688.4	$14,017.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

6

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2006	(Restated) 2005
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$108.0	$121.1
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	-	(15.2)
Depreciation and amortization	206.1	207.5
Gain on sale of assets	(1.8)	(4.3)
Gain on sale of other investment	(12.3)	(8.0)
Impairment loss	6.5	-
Rents received from leveraged leases under income earned	(46.3)	(39.2)
Deferred income taxes	46.4	26.9
Changes in:
Accounts receivable	248.9	(15.1)
Regulatory assets and liabilities	(12.3)	1.8
Accounts payable and accrued liabilities	(297.6)	30.0
Interest and taxes accrued	(300.9)	35.3
Other changes in working capital	(40.4)	(46.1)
Net other operating	(22.7)	15.8
Net Cash (Used By) From Operating Activities	(118.4)	310.5

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(248.3)	(218.2)
Proceeds from sale of assets	3.2	4.6
Proceeds from the sale of other investments	13.1	23.8
Changes in restricted cash	10.0	9.4
Net other investing activities	7.6	3.4
Net Cash Used By Investing Activities	(214.4)	(177.0)

FINANCING ACTIVITIES
Dividends paid on common stock	(98.8)	(94.3)
Dividends paid on preferred stock	(.7)	(1.3)
Common stock issued for the Dividend Reinvestment Plan	15.0	14.0
Preferred stock redeemed	(21.5)	-
Issuances of long-term debt	217.0	533.7
Reacquisition of long-term debt	(491.2)	(428.3)
Issuances (repayments) of short-term debt, net	619.7	5.9
Cost of issuances and redemptions	(2.9)	(6.0)
Net other financing activities	7.6	(9.9)
Net Cash From Financing Activities	244.2	13.8

Net (Decrease) Increase in Cash and Cash Equivalents	(88.6)	147.3
Cash and Cash Equivalents at Beginning of Period	121.5	29.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32.9	$176.8

NONCASH ACTIVITIES
Excess depreciation reserve transferred to regulatory liabilities	$-	$131.0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$172.8	$14.4
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

     On February 8, 2006, the Public Utility Holding Company Act of 1935 (PUHCA 1935) was repealed and the Public Utility Holding Company Act of 2005 (PUHCA 2005) went into effect. As a result, PHI has ceased to be regulated by the Securities and Exchange Commission (SEC) as a public utility holding company and is now subject to the regulatory oversight of the Federal Energy Regulatory Commission (FERC). As permitted under FERC regulations promulgated under PUHCA 2005, PHI has given notice to FERC that it will continue, until further notice, to operate pursuant to the authority granted in the financing order issued by the SEC under PUHCA 1935, which has an authorization period ending June 30, 2008, relating to the issuance of securities and guarantees, other financing transactions and the operation of the money pool.

     PHI Service Company, a subsidiary service company of PHI, provides a variety of support services, including legal, accounting, tax, financial reporting, treasury, purchasing and information technology services, to Pepco Holdings and its operating subsidiaries. These services are provided pursuant to a service agreement among PHI, PHI Service Company, and the participating operating subsidiaries that was filed with, and approved by, the SEC under PUHCA 1935. The expenses of the service company are charged to PHI and the participating operating subsidiaries in accordance with costing methodologies set forth in the service agreement. PHI is continuing to operate under the service agreement.

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

Other Business Operations

     Through its subsidiary, Potomac Capital Investment Corporation (PCI), PHI maintains a portfolio of cross-border energy sale-leaseback transactions with a book value at June 30, 2006 of approximately $1.3 billion. This activity constitutes a fourth operating segment, which is designated as "Other Non-Regulated" for financial reporting purposes.

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     Pepco Holdings' unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in PHI's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of PHI's management, the consolidated financial statements contain all adjustments

(which all are of a normal recurring nature) necessary to present fairly Pepco Holdings' financial condition as of June 30, 2006, in accordance with GAAP. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results for the three and six months ended June 30, 2006 may not be indicative of PHI's results that will be realized for the full year ending December 31, 2006, since its Power Delivery subsidiaries' sales and delivery of electric energy are seasonal.

FIN 46R, "Consolidation of Variable Interest Entities"

     Subsidiaries of Pepco Holdings have power purchase agreements (PPAs) with a number of entities, including three ACE Non-Utility Generation contracts (ACE NUGs) and an agreement of Pepco (Panda PPA) with Panda-Brandywine, L.P. (Panda). Due to a variable element in the pricing structure of the ACE NUGs and the Panda PPA, the Pepco Holdings' subsidiaries potentially assume the variability in the operations of the plants related to these PPAs and therefore have a variable interest in the counterparties to these PPAs. In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R (revised December 2003), entitled "Consolidation of Variable Interest Entities," Pepco Holdings continued, during the six months ended June 30, 2006, to conduct exhaustive efforts to obtain information from these four entities, but was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether these four entities were variable interest entities or if Pepco Holdings' subsidiaries were the primary beneficiary. As a result, Pepco Holdings has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information, but have not been able to obtain such information.

     Net purchase activities with the counterparties to the ACE NUGs and the Panda PPA for the three months ended June 30, 2006 and 2005 were approximately $98 million and $94 million, respectively, of which approximately $89 million and $86 million, respectively, related to power purchases under the ACE NUGs and the Panda PPA. Net purchase activities with the counterparties to the ACE NUGs and the Panda PPA for the six months ended June 30, 2006 and 2005 were approximately $201 million and $193 million, respectively, of which approximately $182 million and $177 million, respectively, related to power purchases under the ACE NUGs and the Panda PPA. Pepco Holdings' exposure to loss under the agreement with Panda entered into in 1991, pursuant to which Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021, is discussed in Note (4), Commitments and Contingencies, under "Relationship with Mirant Corporation." Pepco Holdings does not have loss exposure under the ACE NUGs because cost recovery will be achieved from ACE's customers through regulated rates.

Components of Net Periodic Benefit Cost
The following Pepco Holdings' information is for the three months ended June 30, 2006 and 2005.

10

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$10.1	$9.6	$1.7	$2.1
Interest cost	24.2	23.6	8.3	8.4
Expected return on plan assets	(32.5)	(32.1)	(2.7)	(2.9)
Amortization of prior service cost	.2	.3	(1.1)	(.9)
Amortization of net loss	4.8	2.7	4.2	3.4
Net periodic benefit cost	$6.8	$4.1	$10.4	$10.1

The following Pepco Holdings' information is for the six months ended June 30, 2006 and 2005.
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$20.3	$19.0	$4.2	$4.2
Interest cost	48.4	47.9	17.3	16.8
Expected return on plan assets	(65.0)	(62.8)	(5.8)	(5.4)
Amortization of prior service cost	.4	.6	(2.0)	(1.9)
Amortization of net loss	8.7	5.2	7.2	5.9
Net periodic benefit cost	$12.8	$9.9	$20.9	$19.6

Pension

     The pension net periodic benefit cost for the three months ended June 30, 2006 of $6.8 million includes $3.6 million for Pepco, $.2 million for ACE, and $(1.2) million for DPL. The pension net periodic benefit cost for the six months ended June 30, 2006 of $12.8 million includes $6.6 million for Pepco, $2.5 million for ACE, and $(3.0) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The pension net periodic benefit cost for the three months ended June 30, 2005 of $4.1 million includes $2.5 million for Pepco, $2.0 million for ACE, and $(2.6) million for DPL. The pension net periodic benefit cost for the six months ended June 30, 2005 of $9.9 million includes $5.1 million for Pepco, $4.1 million for ACE, and $(3.9) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

11
Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2005 and 2004 PHI made discretionary tax-deductible cash contributions to the plan of $60 million and $10 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. As of June 30, 2006, no contributions have been made. The potential discretionary funding of the pension plan in 2006 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Postretirement Benefits

     The other postretirement net periodic benefit cost for the three months ended June 30, 2006 of $10.4 million includes $4.6 million for Pepco, $2.3 million for ACE, and $1.8 million for DPL. The other postretirement net periodic benefit cost for the six months ended June 30, 2006 of $20.9 million includes $9.4 million for Pepco, $4.6 million for ACE, and $3.4 million for DPL. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries. The other postretirement net periodic benefit cost for the three months ended June 30, 2005 of $10.1 million includes $6.0 million for Pepco, $2.0 million for ACE, and $.5 million for DPL. The other postretirement net periodic benefit cost for the six months ended June 30, 2005 of $19.6 million includes $9.0 million for Pepco, $4.4 million for ACE, and $3.0 million for DPL. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries.

Stock-Based Compensation

     In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 (SAB 107), which provides implementation guidance on the interaction between Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), and certain SEC rules and regulations, as well as guidance on the valuation of share-based payment arrangements for public companies.

     Pepco Holdings adopted and implemented SFAS No. 123R on January 1, 2006 using the modified prospective method. Under this method, Pepco Holdings began to recognize compensation expense for any stock option awards, modifications or cancellations after the effective date, based on the excess of the projected exercise date value (the option value) over the exercise price, and reduced for the percentage of total estimated forfeitures. Compensation expense is recognized over the service period (vesting period) for the options. A deferred tax asset and deferred tax benefit are also recognized concurrently with compensation expense for the tax effect of the deduction of stock options, which are deductible only upon exercise. In applying the modified prospective transition method, Pepco Holdings has not restated prior interim and annual financial results and therefore these prior periods do not reflect the revised recognition of share-based compensation cost as required by SFAS No. 123R.

     Prior to the adoption of SFAS No. 123R, Pepco Holdings accounted for its share-based employee compensation under the intrinsic value method of expense recognition and measurement prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting

for Stock Issued to Employees, and related Interpretations" (APB No. 25). Under this method no compensation expense was recognized for options granted with an exercise price equal to the grant-date market price of the stock, which is the case for Pepco Holdings options.

     The issuance of SFAS No. 123, "Accounting for Stock-Based Compensation," in 1995 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," permitted continued application of APB No. 25, but required tabular presentation of the pro-forma stock-based employee compensation cost, net income, and basic and diluted earnings per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all options. This information for the three and six months ended June 30, 2005, is as follows (in millions, except per share data):

	June 30, 2005
	Three Months	Six Months
Net Income (Restated)	$66.4	$121.1
Add: Total stock-based employee compensation expense included in net income as reported (net of related tax effect of $.6 million and $1.0 million, respectively)	.9	1.5
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards (net of related tax effect of $.6 million and $1.0 million, respectively)	(1.0)	(1.6)
Pro forma net income	$66.3	$121.0

Basic earnings per share as reported (restated)	$.35	$.64
Pro forma basic earnings per share	$.35	$.64
Diluted earnings per share as reported (restated)	$.35	$.64
Pro forma diluted earnings per share	$.35	$.64

     Pepco Holdings estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton option pricing model. This model uses assumptions related to expected option term, expected volatility, expected dividend yield and risk-free interest rate. Pepco Holdings uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.

There were no options granted in 2003, 2004, 2005, or for the six month period ended June 30, 2006.

     No modifications were made to outstanding share options prior to the adoption of SFAS No. 123R, and no change in valuation methodology or assumptions in estimating the fair value of share options have occurred with this Statement's adoption.

     There were no cumulative adjustments recorded in the financial statements as a result of this new pronouncement; the percentage of forfeitures of outstanding options issued prior to SFAS No. 123R's adoption is estimated to be zero.

     There are 1,500 share option awards that were partially vested as of January 1, 2006. The awards vested May 1, 2006; total compensation cost recorded in 2006 related to these partially vested awards is immaterial.

     Cash received from options exercised under all share-based payment arrangements for the three months ended June 30, 2006 and the years ended December 31, 2005 and 2004, was $1.5 million, $3.7 million, and $.8 million, respectively. The actual tax benefit realized for the tax deductions from options exercised of the share-based payment arrangements totaled $.1 million, $.3 million, and zero, respectively, for the three months ended June 30, 2006 and the years ended December 31, 2005 and 2004.

Pepco Holdings' policy for issuing shares upon exercise is to issue new shares to satisfy share option exercises.
Calculations of Earnings Per Share of Common Stock
Reconciliations of the numerator and denominator for basic and diluted earnings per share of common stock calculations are shown below.
	For the Three Months Ended June 30,
	2006	2005
	(In millions, except per share data)
Income (Numerator):
Earnings Applicable to Common Stock (2005 Restated)	$51.2	$66.4

Shares (Denominator) (a):
Weighted average shares outstanding for basic computation:
Average shares outstanding	190.4	188.8
Adjustment to shares outstanding	(.1)	-
Weighted Average Shares Outstanding for Computation of Basic Earnings Per Share of Common Stock	190.3	188.8

Weighted average shares outstanding for diluted computation:
Average shares outstanding	190.4	188.8
Adjustment to shares outstanding	.5	.2
Weighted Average Shares Outstanding for Computation of Diluted Earnings Per Share of Common Stock	190.9	189.0

Basic earnings per share of common stock (2005 Restated)	$.27	$.35
Diluted earnings per share of common stock (2005 Restated)	$.27	$.35

(a)

The number of options to purchase shares of common stock that were excluded from the calculation of diluted EPS as they are considered to be anti-dilutive were approximately .6 million and 1.4 million for the three months ended June 30, 2006 and 2005, respectively.

14

	For the Six Months Ended June 30,
	2006	2005
	(In millions, except per share data)
Income (Numerator):
Net Income (2005 Restated)	$108.0	$121.1
Loss on redemption of subsidiary's preferred stock	(.8)	-
Earnings Applicable to Common Stock (2005 Restated)	$107.2	$121.1

Shares (Denominator) (a):
Weighted average shares outstanding for basic computation:
Average shares outstanding	190.2	188.6
Adjustment to shares outstanding	(.1)	-
Weighted Average Shares Outstanding for Computation of Basic Earnings Per Share of Common Stock	190.1	188.6

Weighted average shares outstanding for diluted computation:
Average shares outstanding	190.2	188.6
Adjustment to shares outstanding	.4	.2
Weighted Average Shares Outstanding for Computation of Diluted Earnings Per Share of Common Stock	190.6	188.8

Basic earnings per share of common stock (2005 Restated)	$.56	$.64
Diluted earnings per share of common stock (2005 Restated)	$.56	$.64

(a)

Options to purchase shares of common stock that were excluded from the calculation of diluted EPS as they are considered to be anti-dilutive were approximately .6 million and 1.4 million for the six months ended June 30, 2006 and 2005, respectively.

Impairment Loss

     During the six months ended June 30, 2006, Pepco Holdings recorded a pre-tax impairment loss of $6.5 million ($4.1 million, after-tax) on certain energy services business assets owned by Pepco Energy Services.

Goodwill
A roll forward of PHI's goodwill balance is as follows (millions of dollars):
Balance, December 31, 2005	$1,431.3
Less: Adjustment due to resolution of pre-merger income tax contingencies	(9.1)
Adjustment to reflect dispositions	(7.2)
Balance, June 30, 2006	$1,415.0
Sale of Interest in Cogeneration Joint Venture

     During the first quarter of 2006, Conectiv Energy recognized a $12.3 million pre-tax gain ($7.9 million after-tax) on the sale of its equity interest in a joint venture which owns a wood burning cogeneration facility in California.

Reconciliation of Consolidated Income Tax Expense
A reconciliation of PHI's consolidated income tax expense is as follows:
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006		2005 (Restated)		2006		2005 (Restated)
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Millions of dollars)
Income Before Income Tax Expense and Extraordinary Item	$90.4	-	$108.9	-	$182.4	-	$185.2	-
Add: Preferred stock dividend requirements of subsidiaries	.3	-	.7	-	.7	-	1.3	-
Income Before Income Tax Expense Extraordinary Item, and Preferred Dividends	$90.7	-	$109.6	-	$183.1	-	$186.5	-

Income tax at federal statutory rate	$31.8	.35	$ 38.3	.35	$ 64.1	.35	$ 65.2	.35
Increases (decreases) resulting from:
Depreciation	2.0	.02	2.2	.02	4.0	.02	4.8	.03
Asset removal costs	(.5)	(.01)	(.5)	-	(2.0)	(.01)	(1.2)	(.01)
State income taxes, net of federal effect	8.0	.09	5.5	.05	12.6	.07	9.9	.05
Tax credits	(1.2)	(.01)	(1.4)	(.01)	(2.4)	(.01)	(2.8)	(.01)
Adjustment to prior years' tax	.1	-	(.2)	-	(1.2)	(.01)	(2.8)	(.01)
Company dividends reinvested in 401(k) Plan	(.5)	(.01)	(.5)	(.01)	(1.0)	-	(1.0)	(.01)
Leveraged leases	(3.0)	(.03)	(2.0)	(.02)	(4.8)	(.03)	(3.9)	(.02)
Adjustment to estimates related to prior years under audit	2.8	.03	.9	.01	3.7	.02	4.6	.02
Other, net	(.3)	-	.2	-	1.4	.01	.3	-

Total Consolidated Income Tax Expense	$39.2	.43	$ 42.5	.39	$ 74.4	.41	$ 73.1	.39

Resolution of Certain Internal Revenue Service Audit Matters

     In the second quarter of 2006, PHI resolved certain, but not all, tax matters that were raised in Internal Revenue Service audits related to the 2001 and 2002 tax years. Adjustments recorded during the second quarter of 2006 related to these resolved tax matters resulted in an increase in net income of $6.3 million ($2.5 million for Power Delivery and $5.4 million for Other Non-Regulated, partially offset by an unfavorable $1.6 million impact in Corporate and Other). To the extent that the matters resolved related to tax contingencies from the Conectiv heritage companies that existed at the August, 2002 merger date, in accordance with accounting rules, an additional adjustment of $9.1 million ($3.1 million related to Power Delivery and $6.0 million related to Other Non-Regulated) has been recorded in Corporate and Other to eliminate the tax benefits recorded by the Lines of Business against the goodwill balance that resulted from the merger.

Extraordinary Item

     As a result of the April 2005 settlement of ACE's electric distribution rate case, ACE reversed $15.2 million in accruals related to certain deferred costs that are now deemed recoverable. The after-tax credit to income of $9.0 million is classified as an extraordinary gain in the 2005 financial statements since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999.

Debt

    In April 2006, Pepco completed a tax-exempt financing in which the Maryland Economic Development Corporation issued $109.5 million of insured auction rate pollution control bonds due 2022 and loaned the proceeds to Pepco. Pepco's obligations under the insurance agreement are secured by a like amount of Pepco senior notes, which in turn are secured by a like amount of Pepco First Mortgage Bonds.

In May 2006, Pepco used the proceeds described above to redeem at 100% of the principal amount of the following bonds:
•	$42.5 million of Montgomery County, Maryland 5.375% Tax-Exempt First Mortgage Bonds due 2024,
•	$37 million of Prince George's County, Maryland 6.375% Tax-Exempt First Mortgage Bonds due 2023, and
•	$30 million of Prince George's County, Maryland 6.0% Tax-Exempt First Mortgage Bonds due 2022.

    In April 2006, ACE Funding made principal payments of $4.8 million on Series 2002-1 Bonds, Class A-1, and $2.0 million on Series 2003-1 Bonds, Class A-1, with a weighted average interest rate of 2.89%.

     In April 2006, PHI, Pepco, DPL and ACE amended their $1.2 billion credit facility due 2010 to extend the maturity by one additional year to May 5, 2011 and to reduce the pricing of the facility by reducing the credit facility fees.

In April 2006, PCI renegotiated a lease resulting in a $15.1 million reduction in long-term debt.
In June 2006, DPL made a sinking fund payment of $2.9 million on its 6.95% First Mortgage Bonds due 2008.
New Accounting Standards
FSP FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors"

     In March 2006, the FASB issued FASB Staff Position (FSP) FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP FTB 85-4-1 also amends certain provisions of FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," and FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (the year ending December 31, 2007 for Pepco Holdings). Pepco Holdings is in the process of evaluating the impact of FSP FTB 85-4-1 and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

EITF 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty"

     In September 2005, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13), which addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of APB Opinion 29, "Accounting for Nonmonetary Transactions." EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006.

     Pepco Holdings implemented EITF 04-13 on April 1, 2006. The implementation did not have a material impact on Pepco Holdings' overall financial condition, results of operations, or cash flows for the second quarter of 2006.

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140"

     In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and No. 140" (SFAS No. 155). SFAS No. 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006 (the year ending December 31, 2007 for Pepco Holdings). Pepco Holdings has evaluated the impact of SFAS No. 155 and does not anticipate that its implementation will have a material impact on its overall financial condition, results of operations, or cash flows.

SFAS No. 156, "Accounting for Servicing of Financial Assets"

     In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets" (SFAS No. 156), an amendment of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability upon undertaking an obligation to service a financial asset via certain servicing contracts, and for all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Subsequent measurement is permitted using either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 (the year ending December 31, 2007 for Pepco Holdings). Application is to be applied prospectively to all transactions following adoption of SFAS No. 156. Pepco Holdings has evaluated the impact of SFAS No. 156 and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

FSP FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)"

     In April 2006, the FASB issued FSP FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)" (FSP FIN 46(R)-6), which provides guidance on how to determine the variability to be considered in applying FIN 46(R), "Consolidation of Variable Interest Entities."

     The guidance in FSP FIN 46(R)-6 is applicable prospectively beginning the first day of the first reporting period beginning after June 15, 2006 (July 1, 2006 for PHI), although early application is permitted to financial statements not issued. Retrospective application is also permitted if so elected and must be completed no later than the end of the first annual reporting period ending after July 15, 2006 (December 31, 2006 for PHI).

Pepco Holdings is in the process of evaluating the impact of FIN 46(R)-6.
EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions"

     On June 28, 2006, the FASB ratified EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3.

     EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006 (2007 for PHI) although earlier application is permitted. Pepco Holdings is in the process of evaluating the impact of EITF 06-3.

FSP FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction"

     On July 13, 2006, the FASB issued FSP FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction" (FSP FAS 13-2). This FSP, which amends FASB Statement No. 13, "Accounting for Leases," addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease.

     FSP FAS 13-2 will not be effective until the first fiscal year beginning after December 15, 2006 (January 1, 2007 for Pepco Holdings). Pepco Holdings is in the process of evaluating the impact of FSP FAS 13-2.

FIN 48, "Accounting for Uncertainty in Income Taxes"

     On July 13, 2006, the FASB issued FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the criteria for recognition of tax benefits in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Specifically, it clarifies that an entity's tax benefits must be "more likely than not" of being sustained prior to recording the related tax benefit in the financial statements. If the position drops below the "more likely than not" standard, the benefit can no longer be recognized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN 48 is effective the first fiscal year beginning after December 15, 2006 (January 1, 2007 for Pepco Holdings). Pepco Holdings is in the process of evaluating the impact of FIN 48. 20
(3) SEGMENT INFORMATION

     Based on the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Pepco Holdings' management has identified its operating segments at June 30, 2006 as Power Delivery, Conectiv Energy, Pepco Energy Services, and Other Non-Regulated. Intercompany (intersegment) revenues and expenses are not eliminated at the segment level for purposes of presenting segment financial results. Elimination of these intercompany amounts is accomplished for PHI's consolidated results through the "Corporate and Other" column. Segment financial information for the three and six months ended June 30, 2006 and 2005, is as follows.

	Three Months Ended June 30, 2006 (Millions of dollars)
		Competitive Energy Segments
	Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	Corp. & Other (a)	PHI Cons.
Operating Revenue	$1,179.4	$ 514.2 (b)	$347.5	$28.3	$(152.8)	$1,916.6
Operating Expense (c)	1,065.7 (b)	504.2	333.8	1.7	(152.0)	1,753.4
Operating Income	113.7	10.0	13.7	26.6	(.8)	163.2
Interest Income	2.5	9.0	.6	49.5	(57.4)	4.2
Interest Expense	45.3	15.8	.9	57.3	(34.1)	85.2
Other Income	6.8	(.3)	.4	1.3	.3	8.5
Preferred Stock Dividends	.2	-	-	.6	(.5)	.3
Income Taxes	29.5 (d)	1.3	5.6	.9 (d)	1.9 (d)	39.2
Net Income (Loss)	48.0	1.6	8.2	18.6	(25.2)	51.2
Total Assets	8,729.1	1,886.7	513.3	1,500.6	1,058.7	13,688.4
Construction Expenditures	120.6	2.6	1.2	-	3.7	128.1

Note:
(a)

Includes unallocated Pepco Holdings' (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of Conectiv assets and liabilities as of the August 1, 2002 acquisition date. Additionally, the Total Assets line item in this column includes Pepco Holdings' goodwill balance. Included in Corp. & Other are intercompany amounts of $(152.8) million for Operating Revenue, $(151.5) million for Operating Expense, $(75.3) million for Interest Income, $(74.7) million for Interest Expense, and $(.6) million for Preferred Stock Dividends.

(b)	Power Delivery purchased electric energy and capacity and natural gas from Conectiv Energy in the amount of $103.6 million for the three months ended June 30 2006.
(c)

Includes depreciation and amortization of $103.0 million, consisting of $89.6 million for Power Delivery, $9.1 million for Conectiv Energy, $2.9 million for Pepco Energy Services, and $1.4 million for Corp. & Other.

(d)

Includes the total favorable impact of $6.3 million related to tax matters that were resolved during the second quarter of 2006 ($2.5 million for Power Delivery and $5.4 million for Other Non-Regulated, partially offset by an unfavorable $1.6 million in Corp. & Other). Additionally Corp. & Other includes the elimination (against the goodwill generated by the merger) of the tax benefits recorded by the Lines of Business in the amount of $9.1 million ($3.1 million related to Power Delivery and $6.0 million related to Other Non-Regulated).

21

	Three Months Ended June 30, 2005 (As Restated) (Millions of dollars)
		Competitive Energy Segments
	Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	Corp. & Other (a)	PHI Cons.
Operating Revenue	$ 981.6	$ 584.2 (b)	$ 320.9	$ 21.2	$ (187.7)	$ 1,720.2
Operating Expense (c)	856.2 (b)	556.5	306.5	1.8	(185.2)	1,535.8
Operating Income	125.4	27.7	14.4	19.4	(2.5)	184.4
Interest Income	.8	7.6	.3	25.7	(33.0)	1.4
Interest Expense	44.2	14.4	.8	35.1	(9.2)	85.3
Other Income	7.4	(.5)	.5	(1.5)	3.2	9.1
Preferred Stock Dividends	.7	-	-	.6	(.6)	.7
Income Taxes	37.1	8.0	5.2	.8	(8.6)	42.5
Net Income (Loss)	51.6	12.4	9.2	7.1	(13.9)	66.4
Total Assets	8,784.4	1,939.3	503.3	1,321.5	1,173.6	13,722.1
Construction Expenditures	122.1	2.8	3.3	-	1.7	129.9

Note:
(a)

Includes unallocated Pepco Holdings' (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of Conectiv assets and liabilities as of the August 1, 2002 acquisition date. Additionally, the Total Assets line item in this column includes Pepco Holdings' goodwill balance. Included in Corp. & Other are intercompany amounts of $(188.5) million for Operating Revenue, $(187.0) million for Operating Expense, $(49.5) million for Interest Income, $(49.0) million for Interest Expense, and $(.6) million for Preferred Stock Dividends.

(b)	Power Delivery purchased electric energy and capacity and natural gas from Conectiv Energy in the amount of $128.9 million for the three months ended June 30, 2005.
(c)

Includes depreciation and amortization of $101.8 million, consisting of $85.1 million for Power Delivery, $11.5 million for Conectiv Energy, $3.2 million for Pepco Energy Services, and $2.0 million for Corp. & Other.

22

	Six Months Ended June 30, 2006 (Millions of dollars)
		Competitive Energy Segments
	Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	Corp. & Other (a)	PHI Cons.
Operating Revenue	$2,354.2	$1,065.5 (b)	$717.2	$49.2	$(317.6)	$3,868.5
Operating Expense (c)	2,136.6 (b)	1,032.3	694.2 (e)	3.3	(315.0)	3,551.4
Operating Income	217.6	33.2	23.0	45.9	(2.6)	317.1
Interest Income	4.8	17.6	1.0	84.3	(100.0)	7.7
Interest Expense	88.7	30.9	1.7	100.1	(54.6)	166.8
Other Income	9.3	11.7 (d)	.6	2.6	.9	25.1
Preferred Stock Dividends	1.5	-	-	1.2	(2.0)	.7
Income Taxes	55.9	12.9	9.2	3.3	(6.9)	74.4
Net Income (Loss)	85.6 (f)	18.7	13.7	28.2 (f)	(38.2)(f)	108.0
Total Assets	8,729.1	1,886.7	513.3	1,500.6	1,058.7	13,688.4
Construction Expenditures	233.5	5.0	3.9	-	5.9	248.3

Note:
(a)

Includes unallocated Pepco Holdings' (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of Conectiv assets and liabilities as of the August 1, 2002 acquisition date. Additionally, the Total Assets line item in this column includes Pepco Holdings' goodwill balance. Included in Corp. & Other are intercompany amounts of $(319.1) million for Operating Revenue, $(316.4) million for Operating Expense, $(136.9) million for Interest Income, $(135.7) million for Interest Expense, and $(1.2) million for Preferred Stock Dividends.

(b)	Power Delivery purchased electric energy and capacity and natural gas from Conectiv Energy in the amount of $226.3 million for the six months ended June 30, 2006.
(c)

Includes depreciation and amortization of $206.1 million, consisting of $179.6 million for Power Delivery, $18.2 million for Conectiv Energy, $5.8 million for Pepco Energy Services, and $2.5 million for Corp. & Other.

(d)	Includes $12.3 million gain ($7.9 million after tax) on the sale of its equity interest in a joint venture which owns a wood burning cogeneration facility in California.
(e)	Includes $6.5 million impairment loss ($4.1 million after tax) on certain energy services business assets.
(f)

Includes the total favorable impact of $6.3 million related to tax matters that were resolved during the second quarter of 2006 ($2.5 million for Power Delivery and $5.4 million for Other Non-Regulated, partially offset by an unfavorable $1.6 million in Corp. & Other). Additionally Corp. & Other includes the elimination (against the goodwill generated by the merger) of the tax benefits recorded by the Lines of Business in the amount of $9.1 million ($3.1 million related to Power Delivery and $6.0 million related to Other Non-Regulated).

23

	Six Months Ended June 30, 2005 (As Restated) (Millions of dollars)
		Competitive Energy Segments
	Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	Corp. & Other (a)	PHI Cons.
Operating Revenue	$ 2,080.0	$ 1,093.6 (b)	$ 673.8	$ 42.3	$ (370.7)	$ 3,519.0
Operating Expense (c)	1,846.1 (b)	1,051.5	655.0	2.8	(365.5)	3,189.9
Operating Income	233.9	42.1	18.8	39.5	(5.2)	329.1
Interest Income	1.8	14.7	.7	47.1	(61.2)	3.1
Interest Expense	86.4	28.3	1.7	65.7	(13.4)	168.7
Other Income	11.5	.2	1.0	5.0	5.3	23.0
Preferred Stock Dividends	1.3	-	-	1.2	(1.2)	1.3
Income Taxes	66.9	11.8	7.0	5.0	(17.6)	73.1
Extraordinary Item (net of income tax of $6.2 million)	9.0 (d)	-	-	-	-	9.0
Net Income (Loss)	101.6	16.9	11.8	19.7	(28.9)	121.1
Total Assets	8,784.4	1,939.3	503.3	1,321.5	1,173.6	13,722.1
Construction Expenditures	207.1	4.4	4.2	-	2.5	218.2

Note:
(a)

Includes unallocated Pepco Holdings' (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of Conectiv assets and liabilities as of the August 1, 2002 acquisition date. Additionally, the Total Assets line item in this column includes Pepco Holdings' goodwill balance. Included in Corp. & Other are intercompany amounts of $(373.1) million for Operating Revenue, $(370.2) million for Operating Expense, $(93.8) million for Interest Income, $(92.7) million for Interest Expense, and $(1.2) million for Preferred Stock Dividends.

(b)	Power Delivery purchased electric energy and capacity and natural gas from Conectiv Energy in the amount of $250.7 million for the six months ended June 30, 2005.
(c)

Includes depreciation and amortization of $207.5 million, consisting of $173.9 million for Power Delivery, $22.8 million for Conectiv Energy, $6.7 million for Pepco Energy Services, and $4.1 million for Corp. & Other.

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

(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. In July 2003, Mirant filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court). On December 9, 2005, the Bankruptcy Court approved Mirant's Plan of Reorganization (the Reorganization Plan), and the Mirant business emerged from bankruptcy on January 3, 2006, as a new corporation of the same name (together with its predecessors, Mirant).

     As part of the bankruptcy proceeding, Mirant had been seeking to reject the ongoing contractual arrangements under the Asset Purchase and Sale Agreement entered into by Pepco and Mirant for the sale of the generation assets that are described below. The Reorganization Plan did not resolve the issues relating to Mirant's efforts to reject these obligations nor did it resolve certain Pepco damage claims against the Mirant bankruptcy estate.

Power Purchase Agreement

     Under a power purchase agreement with Panda-Brandywine, L.P. (Panda) Pepco is obligated to purchase from Panda 230 megawatts of energy and capacity annually through 2021 (the Panda PPA). At the time of the sale of Pepco's generation assets to Mirant, the purchase price of the energy and capacity under the Panda PPA was, and since that time has continued to be, substantially in excess of the market price. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated through 2021 to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the Panda PPA at a price equal to Pepco's purchase price from Panda (the PPA-Related Obligations).

The SMECO Agreement

     Under the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a Facility and Capacity Agreement entered into by Pepco with Southern Maryland Electric Cooperative, Inc. (SMECO), under which Pepco was obligated to purchase from SMECO the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating facility at a cost of approximately $500,000 per month until 2015 (the SMECO Agreement). Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder.

Settlement Agreements with Mirant

     On May 30, 2006, Pepco, PHI, and certain affiliated companies entered into a Settlement Agreement and Release (the Settlement Agreement) with Mirant, which, subject to court approval, settles all outstanding issues between the parties arising from or related to the Mirant bankruptcy. Under the terms of the Settlement Agreement:

•	Mirant will assume the Asset Purchase and Sale Agreement, except for the PPA-Related Obligations, which Mirant will be permitted to reject.
•

Pepco will receive an allowed claim under the Reorganization Plan in an amount that will result in a total aggregate distribution to Pepco, net of certain transaction expenses, of $520 million, consisting of (i) $450 million in damages resulting from the rejection of the PPA-Related Obligations and (ii) $70 million in settlement of other Pepco damage claims against the Mirant bankruptcy estate (the Pepco Distribution).

•

Except as described below, the $520 million distribution to Pepco will be effected by means of the issuance to Pepco of shares of Mirant common stock (consisting of an initial distribution of 13.5 million shares of Mirant common stock, followed thereafter by a number of shares of Mirant common stock to be determined), which Pepco will be obligated to resell promptly in one or more block sale transactions. If the net proceeds that Pepco receives from the resale of the shares of Mirant common stock are less than

25

$520 million, Pepco will receive a cash payment from Mirant equal to the difference, and if the net proceeds that Pepco receives from the resale of the shares of Mirant common stock are more than $520 million, Pepco will make a cash payment to Mirant equal to the difference.

•

If the Settlement Agreement is approved by the Bankruptcy Court, but is appealed, Mirant will pay Pepco $70 million in cash as part of the Pepco Distribution (plus 4% interest if the order approving the Settlement Agreement is stayed pending appeal, calculated from the date of entry of the order to the date of Pepco's receipt of the $70 million). If the order then becomes a final order after the exhaustion of appeals, the payment will be taken into account as if it were proceeds from the resale by Pepco of shares of the Mirant common stock.

•

If the closing price of shares of Mirant common stock is less than $16.00 per share for four business days in a twenty consecutive business day period, and Mirant has not made a distribution of shares of Mirant common stock to Pepco under the Settlement Agreement, Mirant has the one-time option to elect to assume, rather than reject, the PPA-Related Obligations. If Mirant elects to assume the PPA-Related Obligations, the Pepco Distribution will be reduced to $70 million.

     All pending appeals, adversary actions or other contested matters between Pepco and Mirant will be dismissed with prejudice, and each will release the other from any and all claims relating to the Mirant bankruptcy.

     Separately, Mirant and SMECO have entered into a Settlement Agreement and Release (the SMECO Settlement Agreement). The SMECO Settlement Agreement provides that Mirant will assume, rather than reject, the SMECO Agreement. This assumption ensures that Pepco will not incur liability to SMECO as the guarantor of the SMECO Agreement due to the rejection of the SMECO Agreement, although Pepco will continue to guarantee to SMECO the future performance of Mirant under the SMECO Agreement.

     On May 31, 2006, Mirant submitted the Settlement Agreement and the SMECO Settlement Agreement to the Bankruptcy Court and to the U.S. District Court for the Northern District of Texas (the District Court) for approval. On May 31, 2006, the District Court entered an order referring the Settlement Agreement and the SMECO Settlement Agreement to the Bankruptcy Court for approval. The Settlement Agreement and the SMECO Settlement Agreement will become effective when the Bankruptcy Court or the District Court, as applicable, has entered a final order, not subject to appeal or rehearing, approving both the Settlement Agreement and the SMECO Settlement Agreement.

On July 5, 2006, the Bankruptcy Court held a full evidentiary hearing on the Settlement Agreement and the SMECO Settlement Agreement. The Bankruptcy Court has not yet issued an order.

     Until the Settlement Agreement and the SMECO Settlement Agreement are approved, Mirant is required to continue to perform all of its contractual obligations to Pepco and SMECO. Pepco intends to place the $450 million portion of the Pepco Distribution related to the rejection of the PPA-Related Obligations in a special purpose account, which will be invested in stable financial instruments to be used to pay for future capacity and energy purchases under the Panda PPA.

     On July 19, 2006, the United States Court of Appeals for the Fifth Circuit issued an opinion affirming the District Court's orders from which Mirant appealed. The District Court's orders had denied Mirant's attempt to reject the PPA-Related Obligations and directed Mirant to resume making payments to Pepco pursuant to the PPA-Related Obligations. Under the circumstances presented in the record on appeal, the court ruled that Mirant may not reject the PPA-Related Obligations and required that Mirant continue to perform.

Rate Proceedings
Delaware

     In October 2005, DPL submitted its 2005 Gas Cost Rate (GCR) filing to the Delaware Public Service Commission (DPSC), which permits DPL to recover gas procurement costs through customer rates. The proposed increase of approximately 38% in anticipation of increasing natural gas commodity costs became effective November 1, 2005, subject to refund pending final DPSC approval after evidentiary hearings. DPSC staff, the Delaware Division of the Public Advocate and DPL entered into a written settlement agreement in April 2006, that the GCR should be approved as filed. On July 11, 2006, the DPSC approved the settlement agreement.

District of Columbia and Maryland

     In February 2006, Pepco filed an update to the District of Columbia Generation Procurement Credit (GPC) for the periods February 8, 2002 through February 7, 2004 and February 8, 2004 through February 7, 2005; and an update to its Maryland GPC for the period July 1, 2003 through June 30, 2004. The GPC provides for sharing of the profit from SOS sales. The updates to the GPC in both the District of Columbia and Maryland take into account the $112.4 million in proceeds received by Pepco from the December 2005 sale of an allowed bankruptcy claim against Mirant arising from a settlement agreement entered into with Mirant relating to Mirant's obligation to supply energy and capacity to fulfill Pepco's SOS obligations in the District of Columbia and Maryland. The filings also incorporate true-ups to previous disbursements in the GPC for both states. In the filings, Pepco requested that $24.3 million be credited to District of Columbia customers and $17.7 million be credited to Maryland customers during the twelve-month period beginning April 2006. The Maryland Public Service Commission (MPSC) approved the updated Maryland GPC in March 2006.

     On June 15, 2006, the District of Columbia Public Service Commission (DCPSC) granted conditional approval of the GPC update as filed, effective July 1, 2006, and directed Pepco to respond to certain questions set forth in the order. Pepco responded to the DCPSC's questions on July 13, 2006. The DCPSC has provided a schedule for comments on Pepco's responses and for replies to those comments, concluding by the end of August. Final approval of the District of Columbia GPC update is pending.

Federal Energy Regulatory Commission

     On May 15, 2006, Pepco, ACE and DPL updated their FERC-approved formula transmission rates based on the FERC Form 1 data for 2005 for each of the utilities. These rates became effective on June 1, 2006, as follows: for Pepco, $12,009 per megawatt per year; for ACE, $14,155 per megawatt per year; and for DPL, $10,034 per megawatt per year. By operation of the formula rate process, the new rates incorporate true-ups from the 2005 formula rates that were effective June 1, 2005 and the new 2005 customer demand or peak load. Also, beginning in January 2007, the new rates will be applied to 2006 customer demand data, replacing the 2005 demand data that is currently used. This demand component is driven by the prior year peak loads experienced in each respective zone. Further, the rate changes will be positively impacted by changes to distribution rates for Pepco and DPL based on the merger settlements in Maryland and the District of Columbia. The net earnings impact expected from the network transmission rate changes is estimated to be a reduction of approximately $4 million year over year (2005 to 2006).

Restructuring Deferral

     Pursuant to orders issued by the New Jersey Board of Public Utilities (NJBPU) under the New Jersey Electric Discount and Energy Competition Act (EDECA), beginning August 1, 1999, ACE was obligated to provide BGS to retail electricity customers in its service territory who did not choose a competitive energy supplier. For the period August 1, 1999 through July 31, 2003, ACE's aggregate costs that it was allowed to recover from customers exceeded its aggregate revenues from supplying BGS. These under-recovered costs were partially offset by a $59.3 million deferred energy cost liability existing as of July 31, 1999 (LEAC Liability) that was related to ACE's Levelized Energy Adjustment Clause and ACE's Demand Side Management Programs. ACE established a regulatory asset in an amount equal to the balance of under-recovered costs.

     In August 2002, ACE filed a petition with the NJBPU for the recovery of approximately $176.4 million in actual and projected deferred costs relating to the provision of BGS and other restructuring related costs incurred by ACE over the four-year period August 1, 1999 through July 31, 2003, net of the $59.3 million offset for the LEAC Liability. The petition also requested that ACE's rates be reset as of August 1, 2003 so that there would be no under-recovery of costs embedded in the rates on or after that date. The increase sought represented an overall 8.4% annual increase in electric rates. ACE's recovery of the deferred costs is subject to review and approval by the NJBPU in accordance with EDECA.

     In July 2004, the NJBPU issued a final order in the restructuring deferral proceeding confirming a July 2003 summary order, which (i) permitted ACE to begin collecting a portion of the deferred costs and reset rates to recover on-going costs incurred as a result of EDECA, (ii) approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003, (iii) transferred to ACE's then pending base rate case for further consideration approximately $25.4 million of the deferred balance, and (iv) estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. ACE believes the record does not justify the level of disallowance imposed by the NJBPU in the final order. In August 2004, ACE filed with the Appellate Division of the Superior Court of New Jersey (the Superior Court), which hears appeals of the decisions of New Jersey administrative agencies, including the NJBPU, a Notice of Appeal with respect to the July 2004 final order. Briefs were filed by the parties (ACE, as appellant, and the Division of the New Jersey Ratepayer Advocate and Cogentrix Energy Inc., the co-owner of two cogeneration power plants with contracts to sell ACE approximately 397 megawatts of electricity, as cross-appellants) between August 2005 and January 2006. The Superior Court has not yet set the schedule for oral argument.

Divestiture Cases
District of Columbia

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed with the DCPSC in July 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's DCPSC-approved divestiture settlement that provided for a sharing of any net proceeds from the sale of Pepco's generation-related assets. One of the principal issues in the case is whether Pepco should be required to share with customers the excess deferred income taxes (EDIT) and accumulated deferred investment tax credits (ADITC) associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code and its implementing regulations. As of June 30, 2006, the District of Columbia allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $6.5 million and $5.8 million, respectively.

     Pepco believes that a sharing of EDIT and ADITC would violate the Internal Revenue Service (IRS) normalization rules. Under these rules, Pepco could not transfer the EDIT and the ADITC benefit to customers more quickly than on a straight line basis over the book life of the related assets. Since the assets are no longer owned there is no book life over which the EDIT and ADITC can be returned. If Pepco were required to share EDIT and ADITC and, as a result, the normalization rules were violated, Pepco would be unable to use accelerated depreciation on District of Columbia allocated or assigned property. In addition to sharing with customers the generation-related EDIT and ADITC balances, Pepco would have to pay to the IRS an amount equal to Pepco's District of Columbia jurisdictional generation-related ADITC balance ($5.8 million as of June 30, 2006), as well as its District of Columbia jurisdictional transmission and distribution-related ADITC balance ($5.0 million as of June 30, 2006) in each case as those balances exist as of the later of the date a DCPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the DCPSC order becomes operative.

     In March 2003, the IRS issued a notice of proposed rulemaking (NOPR), which would allow for the sharing of EDIT and ADITC related to divested assets with utility customers on a prospective basis and at the election of the taxpayer on a retroactive basis. In December 2005 a revised NOPR was issued which, among other things, withdrew the March 2003 NOPR and eliminated the taxpayer's ability to elect to apply the regulation retroactively. Comments on the revised NOPR were filed in March 2006, and a public hearing was held in April 2006. Pepco filed a letter with the DCPSC in January 2006, in which it has reiterated that the DCPSC should continue to defer any decision on the ADITC and EDIT issues until the IRS issues final regulations or states that its regulations project related to this issue will be terminated without the issuance of any regulations. Other issues in the divestiture proceeding deal with the treatment of internal costs and cost allocations as deductions from the gross proceeds of the divestiture.

     Pepco believes that its calculation of the District of Columbia customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to make additional gain-sharing payments to District of Columbia customers, including the payments described above related to EDIT and ADITC. Such additional payments (which, other than the EDIT and ADITC related payments, cannot be estimated) would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on Pepco's and PHI's results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial position or cash flows.

Maryland

    Pepco filed its divestiture proceeds plan application with the MPSC in April 2001. The principal issue in the Maryland case is the same EDIT and ADITC sharing issue that has been raised in the District of Columbia case. See the discussion above under "Divestiture Cases - District of Columbia." As of June 30, 2006, the Maryland allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $9.1 million and $10.4 million, respectively. Other issues deal with the treatment of certain costs as deductions from the gross proceeds of the divestiture. In November 2003, the Hearing Examiner in the Maryland proceeding issued a proposed order with respect to the application that concluded that Pepco's Maryland divestiture settlement agreement provided for a sharing between Pepco and customers of the EDIT and ADITC associated with the sold assets. Pepco believes that such a sharing would violate the normalization rules (discussed above) and would result in Pepco's inability to use accelerated depreciation on Maryland allocated or assigned property. If the proposed order is affirmed, Pepco would have to share with its Maryland customers, on an approximately 50/50 basis, the Maryland allocated portion of the generation-related EDIT ($9.1 million as of June 30, 2006), and the Maryland-allocated portion of generation-related ADITC. Furthermore, Pepco would have to pay to the IRS an amount equal to Pepco's Maryland jurisdictional generation-related ADITC balance ($10.4 million as of June 30, 2006), as well as its Maryland retail jurisdictional ADITC transmission and distribution-related balance ($8.9 million as of June 30, 2006), in each case as those balances exist as of the later of the date a MPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the MPSC order becomes operative. The Hearing Examiner decided all other issues in favor of Pepco, except for the determination that only one-half of the severance payments that Pepco included in its calculation of corporate reorganization costs should be deducted from the sales proceeds before sharing of the net gain between Pepco and customers. Pepco filed a letter with the MPSC in January 2006, in which it has reiterated that the MPSC should continue to defer any decision on the ADITC and EDIT issues until the IRS issues final regulations or states that its regulations project related to this issue will be terminated without the issuance of any regulations.

     Pepco has appealed to the MPSC the Hearing Examiner's decision as it relates to the treatment of EDIT and ADITC and corporate reorganization costs. Pepco believes that its calculation of the Maryland customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to share with its customers approximately 50 percent of the EDIT and ADITC balances described above and make additional gain-sharing payments related to the disallowed severance payments. Such additional payments would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial position or cash flows.

New Jersey

     In connection with the divestiture by ACE of its nuclear generation assets, the NJBPU in July 2000 preliminarily determined that the amount of stranded costs associated with the divested assets that ACE could recover from ratepayers should be reduced by the amount of the accumulated deferred federal income taxes (ADFIT) associated with the divested nuclear assets. However, due to uncertainty under federal tax law regarding whether the sharing of federal income tax benefits associated with the divested assets, including ADFIT, with ACE's customers would violate the normalization rules, ACE submitted a request to the IRS for a Private Letter Ruling (PLR) to clarify the applicable law. The NJBPU has delayed its final determination of the amount of recoverable stranded costs until after the receipt of the PLR.

     On May 25, 2006, the IRS issued a PLR in which it stated that returning to ratepayers any of the unamortized ADFIT attributable to accelerated depreciation on the divested assets after the sale of the assets by means of a reduction of the amount of recoverable stranded costs would violate the normalization rules.

     On June 9, 2006, ACE submitted a letter to the NJBPU to request that the NJBPU conduct proceedings to finalize the determination of the stranded costs associated with the sale of ACE's nuclear assets in accordance with the PLR.

Default Electricity Supply Proceedings
Delaware

     In October 2005, the DPSC approved DPL as the SOS provider to Delaware customers after May 1, 2006, when DPL's fixed-rate POLR obligation ended. DPL obtains the electricity to fulfill its SOS supply obligation under contracts entered into by DPL pursuant to a competitive bid procedure approved by the DPSC. The bids received for the May 1, 2006, through May 31, 2007, period have had the effect of increasing rates significantly for all customer classes, including an average residential customer increase of 59%.

     One of the successful bidders for SOS supply was Conectiv Energy, an affiliate of DPL. Consequently, the affiliate sales from Conectiv Energy to DPL are subject to approval of FERC. FERC issued its order approving the affiliate sales in April 2006. Because DPL is a public utility incorporated in Virginia, with Virginia retail customers, the affiliate sales from Conectiv Energy to DPL are subject to approval of the Virginia State Corporation Commission (VSCC) under the Virginia Affiliates Act. On May 1, 2006, the VSCC approved the affiliate transaction by granting an exemption to DPL for the 2006 agreement and for future power supply agreements between DPL and Conectiv Energy for DPL's non-Virginia SOS load requirements awarded pursuant to a state regulatory commission supervised solicitation process.

     In April 2006, Delaware enacted legislation that provides for a deferral of the financial impact of the increases through a three-step phase-in of the rate increases, with 15% of the increase taking effect on May 1, 2006, 25% of the increase taking effect on January 1, 2007, and any remaining balance taking effect on June 1, 2007. The program is an "opt-out" program, where a customer may make an election not to participate. On April 25, 2006, the DPSC approved several tariff filings implementing the legislation, including DPL's agreement not to charge customers any interest on the deferred balances. As of July 31, 2006, approximately 53% of the eligible Delaware customers have opted not to participate in the deferral of the SOS rates offered by DPL. With approximately 47% of the eligible customers participating in the phase-in program, DPL anticipates a deferral balance of approximately $51.4 million and an estimated interest expense of approximately $3.0 million, net of taxes. The estimated total interest expense is based on a projected interest cost of 5% accrued over the combined 37-month deferral and recovery period.

     The legislation also requires DPL to file an integrated resource plan, in which DPL will evaluate all available supply options (including generation, transmission and demand-side management programs) during the planning period to ensure that DPL acquires sufficient and reliable supply resources to meet its customers' needs at minimal cost.

Maryland

     Under settlements approved by the MPSC in April 2003 addressing SOS service in Maryland following the expiration of the fixed-rate default supply obligations of Pepco and DPL in mid-2004, each of Pepco and DPL is required to provide default electricity supply to residential and small commercial customers through May 2008 and to medium-sized commercial customers through May 2006 (the obligation to provide default electricity supply to large commercial customers ended in May 2005). In accordance with the respective settlements, each of Pepco and DPL purchases the power supply required to satisfy its default supply obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the MPSC.

     In March 2006, Pepco and DPL each announced the results of competitive bids to supply electricity to its Maryland SOS customers for one year beginning June 1, 2006. Due to significant increases in the cost of fuels used to generate electricity, the auction results had the effect of increasing the average monthly electric bill by about 38.5% and 35% for Pepco's and DPL's Maryland residential customers, respectively. One of the successful bidders for SOS supply to both Pepco and DPL was their affiliate, Conectiv Energy. FERC issued its order approving the affiliate sales to both Pepco and DPL on May 18, 2006. Because DPL is a public utility incorporated in Virginia, with Virginia retail customers, the affiliate sales from Conectiv Energy to DPL are also subject to approval of the VSCC under the Virginia Affiliates Act. On May 1, 2006, the VSCC approved the affiliate transaction by granting an exemption to DPL for the 2006 agreement and for future power supply agreements between DPL and Conectiv Energy for DPL's non-Virginia SOS load requirements awarded pursuant to a state regulatory commission supervised solicitation process.

     On April 21, 2006, the MPSC approved a settlement agreement among Pepco, DPL, the staff of the MPSC and the Office of Peoples Counsel of Maryland, which provides for a rate mitigation plan for the residential customers of each company. Under the plan, the full increase for each company's residential customers who affirmatively elect to participate will be phased-in in increments of 15% on June 1, 2006, 15.7% on March 1, 2007 and the remainder on June 1, 2007. Customers electing to participate in the rate deferral plan will be required to pay the deferred amounts over an 18-month period beginning June 1, 2007. Both Pepco and DPL will accrue the interest cost to fund the deferral program. The interest cost will be absorbed by Pepco and DPL, during the period that the deferred balance is accumulated and collected from customers, to the extent of and offset against the margins that the companies otherwise would earn for providing SOS to residential customers. To implement the settlement, Pepco and DPL filed tariff riders with the MPSC on May 2, 2006, which were approved by the MPSC on

May 24, 2006, giving customers the opportunity to opt-in to the phase-in of their rates, as described above. As of July 31, 2006, approximately 2% of Pepco's residential customers and approximately 1% of DPL's residential customers have made the decision to participate in the phase-in program.

     On June 23, 2006, Maryland enacted legislation that extended the period for customers to elect to participate in the phase-in of higher rates, revised the obligation to provide SOS to residential and small commercial customers until further action of the General Assembly, and provided for a customer refund reflecting the difference in projected interest expense on the deferred balance at a 25% customer participation level versus such interest expense at the actual participation levels of approximately 2% for Pepco and approximately 1% for DPL. The total amount of the refund is approximately $1.1 million for Pepco customers and approximately $.3 million for DPL customers. At Pepco's 2% level of participation, Pepco estimates that the deferral balance, net of taxes, will be approximately $1.4 million. At DPL's 1% level of participation, DPL estimates that the deferral balance, net of taxes, will be approximately $.2 million. Pepco and DPL each filed a revised tariff rider on June 30, 2006 to implement the legislation.

Virginia

     Under amendments to the Virginia Electric Utility Restructuring Act implemented in March 2004, DPL is obligated to offer Default Service to customers in Virginia for an indefinite period until relieved of that obligation by the VSCC. Until January 1, 2005, DPL obtained all of the energy and capacity needed to fulfill its Default Service obligations in Virginia under a supply agreement with its affiliate, Conectiv Energy. In the fall of 2004, DPL conducted a competitive bidding process to provide energy and capacity for its Virginia default supply customers for the seventeen-month period January 1, 2005 through May 30, 2006. Prior to the expiration of that contract, DPL completed a subsequent competitive bid procedure for Default Service supply for the period June 2006 through May 2007, and entered into a new supply agreement for that period with Conectiv Energy, awarded as a result of the bid process. FERC issued its order approving the affiliate sales from Conectiv Energy to DPL for its Virginia Default Service load on May 18, 2006. DPL and Conectiv Energy also filed an application with the VSCC for approval of their affiliate transaction under the Virginia Affiliates Act. The VSCC found that its approval was not needed in this case because the affiliate sale was for a period of one year or less.

     On March 10, 2006, DPL filed for a rate increase with the VSCC for its Virginia Default Service customers to take effect on June 1, 2006, which was intended to allow DPL to recover its higher cost for energy established by the competitive bid procedure. The VSCC directed DPL to address whether the proxy rate calculation as required by a memorandum of agreement entered into by DPL and VSCC staff in June 2000 should be applied to the fuel factor in DPL's rate increase filing. The proxy rate calculation is an approximation of what the cost of power would have been if DPL had not divested its generation units. The proxy rate calculation is a component of a memorandum of agreement entered into by DPL, the staff of the VSCC and the Virginia Attorney General's office in the docket approving the asset divestiture, and was a condition of that divestiture. The Virginia Attorney General's office and VSCC staff each filed testimony in April 2006, in which both argued that the 2000 memorandum of agreement requires that the proxy rate fuel factor calculation set forth therein must operate as a cap on recoverable purchased power costs. DPL filed its response in May 2006, rebutting the testimony of the

Attorney General and VSCC staff and arguing that retail rates should not be set at a level below what is necessary to recover its prudently incurred costs of procuring the supply necessary for its Default Service obligation. On June 19, 2006, the VSCC issued an order that granted a rate increase for DPL of $11.5 million ($8.5 million less than requested by DPL in its March 2006 filing), to go into effect July 1, 2006. The estimated after-tax earnings and cash flow impacts of the decision are reductions of approximately $3.6 million in 2006 (including the loss of revenue in June 2006 associated with the Default Service rate increase being deferred from June 1 until July 1) and $2.0 million in 2007. The order also mandated that DPL file an application by March 1, 2007, for Default Service rates to become effective June 1, 2007, which should include a calculation of the fuel factor procedure that is consistent with the procedures set forth in the order.

New Jersey

     On October 12, 2005, the NJBPU, following the evaluation of proposals submitted by ACE and the other three electric distribution companies operating in New Jersey, issued an order reaffirming the current BGS auction process for the annual period from June 1, 2006 through May 2007. The NJBPU order maintained the current size and make up of the Commercial and Industrial Energy Pricing class (CIEP) and approved the electric distribution companies' recommended approach for the CIEP auction product, but deferred a decision on the level of the retail margin funds.

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

     In December 2004, ACE filed a petition with the NJBPU requesting that the NJBPU establish a proceeding that would consist of a Phase I and Phase II and that the procedural process for the Phase I proceeding require intervention and participation by all persons interested in the prudence of the decision to shut down B.L. England generating facility and the categories of stranded costs associated with shutting down and dismantling the facility and remediation of the site. ACE contemplates that Phase II of this proceeding, which would be initiated by an ACE filing in 2008 or 2009, would establish the actual level of prudently incurred stranded costs to be recovered from customers in rates. The NJBPU has not acted on this petition.

     ACE has commenced several construction projects to enhance the transmission system, which will ensure that the reliability of the electric transmission system will be maintained upon the shut down of B.L. England. To date, two projects have been completed and the remaining projects are under construction or are scheduled to be completed prior to December 15, 2007.

     As more fully described below under "Environmental Litigation," ACE, along with PHI and Conectiv, on January 24, 2006, entered into an Administrative Consent Order (ACO) with the

New Jersey Department of Environmental Protection (NJDEP) and the Attorney General of New Jersey, which contemplates that ACE will shut down and permanently cease operations at the B.L. England generating facility by December 15, 2007, if ACE does not sell the plant before that time. ACE recorded an asset retirement obligation of $60 million during the first quarter of 2006 (this is reflected as a regulatory liability in PHI's consolidated balance sheet). The shut-down of the B.L. England generating facility will be subject to necessary approvals from the relevant agencies and the outcome of the auction process, discussed under "ACE Auction of Generation Assets," below.

ACE Auction of Generation Assets

     In May 2005, ACE announced that it would auction its electric generation assets, consisting of its B.L. England generating facility and its ownership interests in the Keystone and Conemaugh generating stations. In November 2005, ACE announced an agreement to sell its interests in the Keystone and Conemaugh generating stations to Duquesne Light Holdings Inc. for $173.1 million. On July 19, 2006, the NJBPU issued the final approval needed to complete the sale. ACE expects the sale to be completed in early September. Approximately $80 million, the net gain from the sale, will be used to offset the remaining unamortized aggregate adjusted deferred balance, which ACE has been recovering in rates, and approximately $54.2 million will be returned to ratepayers over a 33-month period as a credit on their bills.

     ACE received final bids for B.L. England in April 2006 and continues to evaluate those bids, working toward completion of a purchase and sale agreement. Any successful bid for B.L. England must comply with NJBPU approved auction standards.

     Any sale of B.L. England will not affect the stranded costs associated with the plant that already have been securitized. If B.L. England is sold, ACE anticipates that, subject to regulatory approval in Phase II of the proceeding described above, approximately $9 to $10 million of additional assets may be eligible for recovery as stranded costs.

General Litigation
Asbestos Litigation

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

     Since the initial filings in 1993, additional individual suits have been filed against Pepco, and significant numbers of cases have been dismissed. As a result of two motions to dismiss, numerous hearings and meetings and one motion for summary judgment, Pepco has had approximately 400 of these cases successfully dismissed with prejudice, either voluntarily by the plaintiff or by the court. As of June 30, 2006, there were approximately 220 cases still pending against Pepco in the State Courts of Maryland; of those approximately 220 remaining asbestos cases, approximately 85 cases were filed after December 19, 2000, and have been tendered to Mirant for defense and indemnification pursuant to the terms of the Asset Purchase and Sale Agreement. Mirant's Plan of Reorganization, as approved by the Bankruptcy Court in connection with the Mirant bankruptcy, does not alter Mirant's indemnification obligations.

     While the aggregate amount of monetary damages sought in the remaining suits (excluding those tendered to Mirant) exceeds $400 million, PHI and Pepco believe the amounts claimed by current plaintiffs are greatly exaggerated. The amount of total liability, if any, and any related insurance recovery cannot be determined at this time; however, based on information and relevant circumstances known at this time, PHI and Pepco do not believe these suits will have a material adverse effect on its financial position, results of operations or cash flows. However, if an unfavorable decision were rendered against Pepco, it could have a material adverse effect on Pepco's and PHI's financial position, results of operations or cash flows.

Cash Balance Plan Litigation

     On September 26, 2005, three management employees of PHI Service Company filed suit in the United States District Court for the District of Delaware against the PHI Retirement Plan, PHI and Conectiv, alleging violations of ERISA, on behalf of a class of management employees who did not have enough age and service when the Cash Balance Sub-Plan was implemented in 1999 to assure that their accrued benefits would be calculated pursuant to the terms of the predecessor plans sponsored by ACE and DPL.

     The plaintiffs have challenged the design of the Cash Balance Sub-Plan and are seeking a declaratory judgment that the Cash Balance Sub-Plan is invalid and that the accrued benefits of each member of the class should be calculated pursuant to the terms of the predecessor plans sponsored by ACE and DPL. Specifically, the complaint alleges that the use of a variable rate to compute the plaintiffs' accrued benefit under the Cash Balance Sub-Plan results in reductions in the accrued benefits that violate ERISA. The complaint also alleges that the benefit accrual rates and the minimal accrual requirements of the Cash Balance Sub-Plan violate ERISA as did the notice that was given to plan participants upon implementation of the Cash Balance Sub-Plan.

     PHI, Conectiv and the PHI Retirement Plan filed a motion to dismiss the suit, which was denied by the court on July 11, 2006. The court stayed one count of the complaint regarding alleged age discrimination pending a decision in another case before the U.S. Court of Appeals for the Third Circuit. While PHI believes it has a strong legal position in the case and that it is therefore unlikely that the plaintiffs will prevail, PHI estimates that the SFAS No. 87 ABO and Projected Benefit Obligation (PBO) would each increase by approximately $12 million, assuming no change in benefits for persons who have already retired or whose employment has been terminated and using actuarial valuation data as of the time the suit was filed. (The ABO represents the present value that participants have earned as of the date of calculation. This means that only service already worked and compensation already earned and paid is considered. The PBO is similar to the ABO, except that the PBO includes recognition of the effect that estimated future pay increases would have on the pension plan obligation.)

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

     In July 2004, DPL entered into an ACO with the Maryland Department of the Environment (MDE) to perform a Remedial Investigation/Feasibility Study (RI/FS) to further identify the extent of soil, sediment and ground and surface water contamination related to former manufactured gas plant (MGP) operations at the Cambridge, Maryland site on DPL-owned property and to investigate the extent of MGP contamination on adjacent property. The MDE has approved the RI and DPL has completed and submitted the FS to MDE. The costs for completing the RI/FS for this site were approximately $150,000. Although the costs of cleanup resulting from the RI/FS will not be determinable until MDE approves the final remedy, DPL currently anticipates that the costs of removing MGP impacted soils and adjacent creek sediments will be in the range of $1.5 to $2.5 million.

     In the early 1970s, both Pepco and DPL sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, Pepco and DPL were notified by U.S. Environmental Protection Agency (EPA) that they, along with a number of other utilities and non-utilities, were potentially responsible parties (PRPs) in connection with the PCB contamination at the site. Below is a summary of the proceedings and related matters concerning the Metal Bank/Cottman Avenue site:

•

In 1994, an RI/FS including a number of possible remedies was submitted to the EPA. In 1997, the EPA issued a Record of Decision that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million.

•

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

•

In March 2006, the U.S. District Court for the Eastern District of Pennsylvania approved global consent decrees for the Metal Bank/Cottman Avenue site involving the Utility PRPs, the U.S. Department of Justice, EPA, The City of Philadelphia and two owner/operators of the site. Under the terms of the settlement, the two owner/operators will make payments totaling $5.55 million to the U.S. and totaling $4.05 million to the Utility PRPs. The Utility PRPs will perform the remedy at the site and will be able to

37

draw on the $13.25 million from the Bankruptcy Settlement to accomplish the remediation (the Bankruptcy Funds). The Utility PRPs will contribute funds to the extent remediation costs exceed the Bankruptcy Funds available. The Utility PRPs also will be liable for EPA costs associated with overseeing the monitoring and operation of the site remedy after the remedy construction is certified to be complete and also the cost of performing the "5 year" review of site conditions required by the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Any Bankruptcy Funds not spent on the remedy may be used to cover the Utility PRPs' liabilities for future costs. No parties are released from potential liability for damages to natural resources.

•

As of June 30, 2006, Pepco had accrued $1.7 million to meet its liability for a remedy at the Metal Bank/Cottman Avenue site. While final costs to Pepco of the settlement have not been determined, Pepco believes that its liability at this site will not have a material adverse effect on its financial position, results of operations or cash flows.

•

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

     In November 1991, NJDEP identified ACE as a PRP at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an ACO with NJDEP to remediate the site. The soil cap remedy for the site has been completed and the NJDEP conditionally approved the report submitted by the parties on the implementation of the remedy in January 2003. In March 2004, NJDEP approved a Ground Water Sampling and Analysis Plan. Positive results of groundwater monitoring events have resulted in a reduced level of groundwater monitoring. In March 2003, EPA demanded from the PRP group reimbursement for EPA's past costs at the site, totaling $168,789. The PRP group objected to the demand for certain costs, but agreed to reimburse EPA approximately $19,000. Based on information currently available, ACE anticipates that its share of additional cost associated with this site will be approximately $555,000 to $600,000. ACE believes that its liability for post-remedy operation and maintenance costs will not have a material adverse effect on its financial position, results of operations or cash flows.

     On January 24, 2006, PHI, Conectiv and ACE entered into an ACO with NJDEP and the Attorney General of New Jersey resolving New Jersey's claim for alleged violations of the Federal Clean Air Act (CAA) and the NJDEP's concerns regarding ACE's compliance with New

Source Review (NSR) requirements and the New Jersey Air Pollution Control Act (APCA) with respect to the B.L. England generating facility and various other environmental issues relating to ACE and Conectiv Energy facilities in New Jersey. Among other things, the ACO provides that:

•

Contingent upon the receipt of necessary approvals for the construction of substation and transmission facilities to compensate for the shut down of B.L. England, ACE will permanently cease operation of the B.L. England generating facility by December 15, 2007 if ACE does not sell the facility. In the event that ACE is unable to shut down the B.L. England facility by December 15, 2007 through no fault of its own, (i) ACE may operate B.L. England Unit 1 after December 15, 2007 for certain limited purposes and/or for electric system reliability during the summer months in the years 2008 to 2012, and (ii) B.L. England Units 1 and 2 would be required to comply with stringent emissions limits by December 15, 2012 and May 1, 2010, respectively. If ACE fails to meet those 2010 and 2012 deadlines for reducing emissions, ACE would be required to pay up to $10 million in civil penalties.

•

If B.L. England is shut down by December 15, 2007, ACE will surrender to NJDEP certain sulfur dioxide (SO2) and nitrogen oxide (NOx) allowances allocated to B.L. England Units 1 and 2, contingent upon approval by the NJBPU recognizing cost impacts of the surrender.

•

In the event that ACE is unable to shut down B.L. England Units 1 and 2 by December 15, 2007 through no fault of its own, ACE will surrender NOx and SO2 allowances not needed to satisfy the operational needs of B.L. England Units 1 and 2, contingent upon approval by the NJBPU recognizing cost impacts of the surrender.

•

To resolve any possible civil liability (and without admitting liability) for violations of APCA and the Prevention of Significant Deterioration NSR provisions of the CAA, ACE paid a $750,000 civil penalty to NJDEP in June 2004 and will undertake environmental projects that are beneficial to the state of New Jersey and approved by the NJDEP or donate property valued at $2 million.

•

To resolve any possible civil liability (and without admitting liability) for natural resource damages resulting from groundwater contamination at ACE's B.L. England facility, Conectiv Energy's Deepwater facility and ACE's operations center near Pleasantville, New Jersey, ACE and Conectiv Energy paid NJDEP $674,162 and will remediate the groundwater contamination at all three sites.

•

The ACO allows the sale of the B.L. England facility through the B.L. England auction process to a third party that is not committing to repower or otherwise meet the ACO's emissions limits, subject to a 45-day right of first refusal in favor of NJDEP for purchase of B.L. England on terms and conditions no less favorable to ACE than those offered by the third party. In the event that ACE enters into a third-party agreement through the B.L. England auction process with an entity that commits to repower B.L. England or otherwise meet the ACO's emission limits, NJDEP does not have a right of first refusal.

•	If ACE does not sell B.L. England and the facility is shut down by December 15, 2007, ACE will give NJDEP or a charitable conservancy six months to negotiate an agreement
39

to purchase B.L. England. If no agreement is reached, ACE may seek bids for B.L. England from third parties, subject to a 45-day right of first refusal in favor of NJDEP for purchase of B.L. England on terms and conditions no less favorable to ACE than those offered by a third party.

     The ACO does not resolve any federal claims for alleged violations at the B.L. England generating station or any federal or state claims regarding alleged violations at Conectiv Energy's Deepwater generating station, about which EPA and NJDEP sought information beginning in February 2000 pursuant to CAA Section 114, or any other facilities. PHI does not believe that any of its subsidiaries has any liability with respect thereto, but cannot predict the consequences of the federal and state inquiries.

     As more fully described above under "Proposed Shut Down of B.L. England Generating Facility," ACE expects that the transmission enhancements necessary to meet reliability standards in lieu of B.L. England will be completed on or before December 15, 2007 and that B.L. England will be shut down by that date, if ACE has not sold the plant before that time.

Federal Tax Treatment of Cross-Border Leases

     PCI maintains a portfolio of cross-border energy sale-leaseback transactions, which, as of June 30, 2006, had a book value of approximately $1.3 billion, and from which PHI currently derives approximately $55 million per year in tax benefits in the form of interest and depreciation deductions.

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

     PCI's leases have been under examination by the IRS as part of the normal PHI tax audit. On June 9, 2006, the IRS issued its final Revenue Agent's Report (RAR) for its audit of PHI's 2001 and 2002 income tax returns. In the RAR, the IRS disallowed the tax benefits claimed by PHI with respect to these leases for those years. The tax benefits claimed by PHI with respect to these leases from 2001 through June 30, 2006 were approximately $259 million. The ultimate outcome of this issue is uncertain; however, if the IRS prevails, PHI would be subject to additional taxes, along with interest and possibly penalties on the additional taxes, which could have a material adverse effect on PHI's financial condition, results of operations, and cash flows. PHI believes that its tax position related to these transactions was proper based on applicable statutes, regulations and case law, and intends to contest any final adjustments proposed by the IRS; however, there is no assurance that PHI's position will prevail.

     In November 2005, the U.S. Senate passed The Tax Relief Act of 2005 (S.2020) which would have applied passive loss limitation rules to leases similar to PCI's cross-border energy leases, effective for taxable years beginning after December 31, 2005. This provision, however, was not included in the final tax legislation, the Tax Increase Prevention and Reconciliation Act of 2005, which was signed into law by President Bush on May 17, 2006.

     On July 13, 2006, the FASB issued FSP FAS 13-2, which amends SFAS No. 13 effective for fiscal years beginning after December 15, 2006. This amendment requires a lease to be repriced and the book value adjusted when there is a change or probable change in the timing of tax benefits of the lease regardless of whether the change results in a deferral or permanent loss of tax benefits. Accordingly, a material change in the timing of cash flows under PHI's cross-border leases as the result of a settlement with the IRS would require an adjustment to the book value of the leases and a charge to earnings equal to the repricing impact of the disallowed deductions which could result in a material adverse effect on PHI's financial condition, results of operations, and cash flows.

IRS Mixed Service Cost Issue

     During 2001, Pepco, DPL, and ACE changed their methods of accounting with respect to capitalizable construction costs for income tax purposes. The change allowed the companies to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through December 31, 2005, these accelerated deductions have generated incremental tax cash flow benefits of approximately $205 million (consisting of $94 million for Pepco, $62 million for DPL, and $49 million for ACE) for the companies, primarily attributable to their 2001 tax returns.

     On August 2, 2005, the Treasury Department released regulations that, if adopted in their current form, would require Pepco, DPL, and ACE to change their method of accounting with respect to capitalizable construction costs for income tax purposes for future tax periods beginning in 2005. Under these regulations, Pepco, DPL, and ACE will have to capitalize and depreciate a portion of the construction costs that they have previously deducted and include the impact of this adjustment in taxable income over a two-year period beginning with tax year 2005. PHI is in the process of finalizing an alternative method of accounting for capitalizable construction costs that management believes will be acceptable to the IRS to replace the method disallowed by the proposed regulations.

     On the same day that the new regulations were released, the IRS issued Revenue Ruling 2005-53 (the Revenue Ruling) which is intended to limit the ability of certain taxpayers to utilize the method of accounting for income tax purposes they utilized on their tax returns for 2004 and prior years. In line with this Revenue Ruling, the IRS issued its RAR, which disallows substantially all of the incremental tax benefits that Pepco, DPL and ACE had claimed on their 2001 and 2002 tax returns by requiring the companies to capitalize and depreciate certain expenses rather than treat such expenses as current deductions.

     In February 2006, PHI paid approximately $121 million of taxes to cover the amount of taxes management estimates will be payable once a new final method of tax accounting is adopted on its 2005 tax return, due to the proposed regulations. PHI intends to contest the adjustments that the IRS has proposed to the 2001 and 2002 tax returns, under the Revenue Ruling referenced above. However, if the IRS is successful in requiring Pepco, DPL and ACE to capitalize and depreciate construction costs that result in a tax and interest assessment greater than management's estimate of $121 million, PHI will be required to pay additional taxes and interest only to the extent these adjustments exceed the $121 million payment made in February 2006.

Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of June 30, 2006, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	DPL	ACE	Other	Total
Energy marketing obligations of Conectiv Energy (1)	$141.2	$-	$-	$-	$141.2
Energy procurement obligations of Pepco Energy Services (1)	31.3	-	-	-	31.3
Guaranteed lease residual values (2)	.8	3.3	3.2	-	7.3
Other (3)	3.1	-	-	2.2	5.3
Total	$176.4	$3.3	$3.2	$2.2	$185.1

1.

Pepco Holdings has contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including requirements under BGS contracts entered into with ACE.

2.

Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of June 30, 2006, obligations under the guarantees were approximately $7.3 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of payment being required under the guarantee is remote.

3.	Other guarantees consist of:
•	Pepco Holdings has guaranteed a subsidiary building lease of $3.1 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
•

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications, LLC. As of June 30, 2006, the guarantees cover the remaining $2.2 million in rental obligations.

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

Dividends
On July 27, 2006, Pepco Holdings' Board of Directors declared a dividend on common stock of 26 cents per share payable September 29, 2006, to shareholders of record on September 10, 2006.

(5) USE OF DERIVATIVES IN ENERGY AND INTEREST RATE HEDGING ACTIVITIES

     PHI accounts for its derivative activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by subsequent pronouncements. See "Accounting for Derivatives" in Note 2 and "Use of Derivatives in Energy and Interest Rate Hedging Activities" in Note 13 to the Consolidated Financial Statements of PHI included in PHI's Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of the accounting treatment of the derivatives used by PHI and its subsidiaries.

     The table below provides detail on effective cash flow hedges under SFAS No. 133 included in PHI's Consolidated Balance Sheet as of June 30, 2006. Under SFAS No. 133, cash flow hedges are marked-to-market on the balance sheet with corresponding adjustments to Accumulated Other Comprehensive Loss. The data in the table indicates the magnitude of the effective cash flow hedges by hedge type (i.e., other energy commodity and interest rate hedges), maximum term, and portion expected to be reclassified to earnings during the next 12 months.

Cash Flow Hedges Included in Accumulated Other Comprehensive Loss As of June 30, 2006 (Millions of dollars)
Contracts	Accumulated OCI (Loss) After Tax (1)	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
Other Energy Commodity	$(61.9)	$(50.8)	51 months
Interest Rate	(36.5)	(7.1)	314 months
Total	$(98.4)	$(57.9)

(1)

Accumulated Other Comprehensive Loss as of June 30, 2006, includes $(7.3) million for an adjustment for minimum pension liability. This adjustment is not included in this table as it is not a cash flow hedge.

     The following table shows, in millions of dollars, the net pre-tax gain (loss) recognized in earnings for cash flow hedge ineffectiveness for the three and six months ended June 30, 2006 and 2005, and where they were reported in PHI's Consolidated Statements of Earnings during the periods.

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Operating Revenue	$.3	$1.3	$-	$2.4
Fuel and Purchased Energy	(.3)	-	(.5)	(.9)
Total	$-	$1.3	$(.5)	$1.5

     In connection with their energy commodity activities, the Competitive Energy businesses designate certain derivatives as fair value hedges. The net pre-tax gains (losses) recognized during the three and six months ended June 30, and included in the Consolidated Statements of Earnings for fair value hedges and the associated hedged items are shown in the following table (in millions of dollars).

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Loss on Derivative Instruments	$(.4)	$-	$(5.8)	$-
Gain on Hedged Items	.1	$-	$5.8	$-

During the three and six months ended June 30, 2006 and 2005, there were no forecasted hedged transactions or firm commitments deemed to be no longer probable.

     In connection with their other energy commodity activities, the Competitive Energy businesses hold certain derivatives that do not qualify as hedges. Under SFAS No. 133, these derivatives are marked-to-market through earnings with corresponding adjustments on the balance sheet. The pre-tax gains (losses) on these derivatives are included in "Competitive Energy Operating Revenues" and are summarized in the following table, in millions of dollars, for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Proprietary Trading (1)	$-	$.1	$-	$.1
Other Energy Commodity	5.5	4.8	22.5	8.6
Total	$5.5	$4.9	$22.5	$8.7

(1) PHI discontinued its proprietary trading activity in 2003.

44

(6) RESTATEMENT

     As reported in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2005, Pepco Holdings restated its previously reported consolidated financial statements for the three and six months ended June 30, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. This restatement was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. The following table sets forth for Pepco Holdings' results of operations for the three and six months ended June 30, 2005, its financial position at June 30, 2005, and its cash flows for the six months ended June 30, 2005, the impact of the restatement to correct the accounting for the deferred compensation arrangements and the other errors noted above (millions of dollars):

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statements of Earnings
Total Operating Revenue	$1,712.1	$1,720.2	$3,516.9	$3,519.0
Total Operating Expenses	1,533.3	1,535.8	3,190.0	3,189.9
Total Operating Income	178.8	184.4	326.9	329.1
Other Income (Expenses)	(73.9)	(74.8)	(140.8)	(142.6)
Income Before Income Tax Expense	104.2	108.9	184.8	185.2
Net Income	64.0	66.4	119.5	121.1
Earnings Per Share (Basic and Diluted)	$.34	$.35	$.63	$.64
Consolidated Balance Sheet (at June 30)
Total Current Assets	$-	$-	$1,873.6	$1,875.0
Total Investments and Other Assets	-	-	4,635.3	4,598.3
Total Assets	$-	$-	$13,757.7	$13,722.1
Total Current Liabilities	$-	$-	$2,147.9	$2,111.4
Total Deferred Credits	-	-	3,105.6	3,132.2
Retained Earnings	$-	$-	$888.9	$863.2
Total Shareholders' Equity	-	-	3,424.9	3,399.2
Total Liabilities and Shareholders' Equity	$-	$-	$13,757.7	$13,722.1
Consolidated Statement of Cash Flows
Net Cash From Operating Activities	$-	$-	$305.9	$310.5
Net Cash Used By Investing Activities	-	-	(179.4)	(177.0)
Net Cash From Financing Activities	-	-	21.0	13.8

45
THIS PAGE INTENTIONALLY LEFT BLANK.

46

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	(Restated) 2005	2006	(Restated) 2005
	(Millions of dollars)

Operating Revenue	$520.5	$403.5	$995.7	$823.4

Operating Expenses
Fuel and purchased energy	294.6	179.0	560.3	395.8
Other operation and maintenance	73.2	64.6	144.3	129.6
Depreciation and amortization	40.8	39.8	81.5	79.6
Other taxes	66.0	61.1	130.1	125.8
Gain on sale of assets	-	(2.8)	-	(2.8)
Total Operating Expenses	474.6	341.7	916.2	728.0

Operating Income	45.9	61.8	79.5	95.4

Other Income (Expenses)
Interest and dividend income	1.5	.3	3.0	1.1
Interest expense	(19.3)	(20.5)	(38.2)	(40.1)
Other income	4.5	6.4	8.0	8.9
Other expenses	(.3)	-	(.3)	(.5)
Total Other Expenses	(13.6)	(13.8)	(27.5)	(30.6)

Income Before Income Tax Expense	32.3	48.0	52.0	64.8

Income Tax Expense	13.4	20.3	22.5	28.0

Net Income	18.9	27.7	29.5	36.8

Dividends on Redeemable Serial Preferred Stock	-	.3	1.0	.6

Earnings Available for Common Stock	18.9	27.4	28.5	36.2

Retained Earnings at Beginning of Period	568.9	467.4	574.3	473.5

Dividends paid to Pepco Holdings	(49.0)	-	(64.0)	(14.9)

Retained Earnings at End of Period	$538.8	$494.8	$538.8	$494.8

The accompanying Notes are an integral part of these Financial Statements.

47

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
ASSETS	June 30, 2006	December 31, 2005
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$8.1	$131.4
Accounts receivable, less allowance for uncollectible accounts of $16.4 million and $14.1 million, respectively	350.3	339.0
Materials and supplies-at average cost	41.1	36.8
Prepaid expenses and other	21.8	11.7
Total Current Assets	421.3	518.9

INVESTMENTS AND OTHER ASSETS
Regulatory assets	149.6	150.7
Prepaid pension expense	155.2	161.3
Investment in trust	55.9	53.1
Other	47.6	50.7
Total Investments and Other Assets	408.3	415.8

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	5,070.9	4,990.0
Accumulated depreciation	(2,136.6)	(2,068.0)
Net Property, Plant and Equipment	2,934.3	2,922.0

TOTAL ASSETS	$3,763.9	$3,856.7

The accompanying Notes are an integral part of these Financial Statements.

48

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	June 30, 2006	December 31, 2005
	(Millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$52.4	$-
Current maturities of long-term debt	85.0	50.0
Accounts payable and accrued liabilities	213.1	185.3
Accounts payable to associated companies	47.6	40.3
Capital lease obligations due within one year	5.3	5.1
Taxes accrued	63.9	154.9
Interest accrued	16.7	18.9
Other	81.9	81.2
Total Current Liabilities	565.9	535.7

DEFERRED CREDITS
Regulatory liabilities	129.4	145.2
Income taxes	607.2	622.0
Investment tax credits	15.5	16.5
Other postretirement benefit obligation	48.9	46.7
Other	75.8	75.9
Total Deferred Credits	876.8	906.3

LONG-TERM LIABILITIES
Long-term debt	1,164.8	1,198.9
Capital lease obligations	113.6	116.3
Total Long-Term Liabilities	1,278.4	1,315.2

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SERIAL PREFERRED STOCK	-	21.5

SHAREHOLDER'S EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, issued 100 shares	-	-
Premium on stock and other capital contributions	507.4	507.1
Accumulated other comprehensive loss	(3.4)	(3.4)
Retained earnings	538.8	574.3
Total Shareholder's Equity	1,042.8	1,078.0

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,763.9	$3,856.7

The accompanying Notes are an integral part of these Financial Statements.

49

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2006	(Restated) 2005
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$29.5	$36.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	81.5	79.6
Deferred income taxes	(.4)	2.5
Gain on sale of assets	-	(2.8)
Changes in:
Accounts receivable	(11.3)	(34.4)
Regulatory assets and liabilities	(12.1)	(26.3)
Accounts payable and accrued liabilities	20.6	47.0
Interest and taxes accrued	(106.2)	15.7
Other changes in working capital	(1.4)	1.1
Net other operating	13.6	5.1
Net Cash From Operating Activities	13.8	124.3

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(102.5)	(81.3)
Proceeds from sale of assets	-	2.8
Net other investing activities	(2.0)	.7
Net Cash Used By Investing Activities	(104.5)	(77.8)

FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(64.0)	(14.9)
Dividends paid on preferred stock	(1.0)	(.6)
Issuances of long-term debt	109.5	175.0
Reacquisition of long-term debt	(109.5)	-
Issuances (repayments) of short-term debt, net	52.4	(14.0)
Redemption of preferred stock	(21.5)	-
Net other financing activities	1.5	(5.8)
Net Cash (Used By) From Financing Activities	(32.6)	139.7

Net (Decrease) Increase in Cash and Cash Equivalents	(123.3)	186.2
Cash and Cash Equivalents at Beginning of Period	131.4	1.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8.1	$187.7

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes (includes payments to PHI for Federal income taxes)	$70.8	$2.9

The accompanying Notes are an integral part of these Financial Statements.

50

NOTES TO FINANCIAL STATEMENTS
POTOMAC ELECTRIC POWER COMPANY
(1) ORGANIZATION

     Potomac Electric Power Company (Pepco) is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Pepco provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier, in both the District of Columbia and Maryland. Default Electricity Supply is known as Standard Offer Service (SOS) in both the District of Columbia and Maryland. Pepco's service territory covers approximately 640 square miles and has a population of approximately 2.1 million. Pepco is a wholly owned subsidiary of Pepco Holdings, Inc. (Pepco Holdings or PHI). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and Pepco and certain activities of Pepco are subject to the regulatory oversight of the Federal Energy Regulatory Commission (FERC) under PUHCA 2005.

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     Pepco's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in Pepco's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of Pepco's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco's financial condition as of June 30, 2006, in accordance with GAAP. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results for the three and six months ended June 30, 2006 may not be indicative of results that will be realized for the full year ending December 31, 2006 since the sales of electric energy are seasonal.

FIN 46R, "Consolidation of Variable Interest Entities"

     Due to a variable element in the pricing structure of Pepco's purchase power agreement (Panda PPA) with Panda-Brandywine, L.P. (Panda), Pepco potentially assumes the variability in the operations of the plants related to this PPA and therefore has a variable interest in the entity. In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R (revised December 2003) (FIN 46R), entitled "Consolidation of Variable Interest Entities," Pepco continued, during the six months ended June 30, 2006, to conduct exhaustive efforts to obtain information from this entity, but was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether the entity was a variable interest entity or if Pepco was the primary beneficiary. As a result, Pepco has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information, but have not been able to obtain such information.

     Power purchases related to the Panda PPA for the three months ended June 30, 2006 and 2005 were approximately $19 million and $20 million, respectively. Power purchases related to the Panda PPA for the six months ended June 30, 2006 and 2005 were approximately $38 million and $39 million, respectively. Pepco's exposure to loss under the Panda PPA is discussed in Note (4), Commitments and Contingencies, under "Relationship with Mirant Corporation."

Components of Net Periodic Benefit Cost
The following Pepco Holdings' information is for the three months ended June 30, 2006 and 2005.
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$10.1	$9.6	$1.7	$2.1
Interest cost	24.2	23.6	8.3	8.4
Expected return on plan assets	(32.5)	(32.1)	(2.7)	(2.9)
Amortization of prior service cost	.2	.3	(1.1)	(.9)
Amortization of net loss	4.8	2.7	4.2	3.4
Net periodic benefit cost	$6.8	$4.1	$10.4	$10.1

The following Pepco Holdings' information is for the six months ended June 30, 2006 and 2005.
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$20.3	$19.0	$4.2	$4.2
Interest cost	48.4	47.9	17.3	16.8
Expected return on plan assets	(65.0)	(62.8)	(5.8)	(5.4)
Amortization of prior service cost	.4	.6	(2.0)	(1.9)
Amortization of net loss	8.7	5.2	7.2	5.9
Net periodic benefit cost	$12.8	$9.9	$20.9	$19.6

52
Pension

     The pension net periodic benefit cost for the three months ended June 30, 2006 of $6.8 million includes $3.6 million for Pepco. The pension net periodic benefit cost for the six months ended June 30, 2006 of $12.8 million includes $6.6 million for Pepco. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The pension net periodic benefit cost for the three months ended June 30, 2005 of $4.1 million includes $2.5 million for Pepco. The pension net periodic benefit cost for the six months ended June 30, 2005 of $9.9 million includes $5.1 million for Pepco. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2005 and 2004, PHI made discretionary tax-deductible cash contributions to the plan of $60 million and $10 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. As of June 30, 2006, no contributions have been made. The potential discretionary funding of the pension plan in 2006 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Postretirement Benefits

     The other postretirement net periodic benefit cost for the three months ended June 30, 2006 of $10.4 million includes $4.6 million for Pepco. The other postretirement net periodic benefit cost for the six months ended June 30, 2006 of $20.9 million includes $9.4 million for Pepco. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries. The other postretirement net periodic benefit cost for the three months ended June 30, 2005 of $10.1 million includes $6.0 million for Pepco. The other postretirement net periodic benefit cost for the six months ended June 30, 2005 of $19.6 million includes $9.0 million for Pepco. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries.

Reconciliation of Income Tax Expense
A reconciliation of Pepco's income tax expense is as follows:
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006		2005 (Restated)		2006		2005 (Restated)
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Millions of dollars)
Income Before Income Tax Expense	$32.3	-	$48.0	-	$52.0	-	$64.8	-

Income tax at federal statutory rate	$11.3	.35	$16.8	.35	$18.2	.35	$22.7	.35
Increases (decreases) resulting from:
Depreciation	1.5	.05	1.6	.03	3.0	.06	3.3	.05
Accrued asset removal costs	(.5)	(.02)	(.5)	(.01)	(1.9)	(.04)	(1.2)	(.02)
State income taxes, net of federal effect	1.9	.06	2.7	.06	3.2	.06	3.9	.06
Software amortization	.7	.02	.1	-	1.4	.03	.2	.01
Tax credits	(.5)	(.01)	(.6)	(.02)	(1.0)	(.02)	(1.2)	(.02)
Change in estimates related to tax liabilities of prior years	.1	-	.4	.01	.2	-	.7	.01
Corporate owned life insurance	(.8)	(.02)	.1	-	(.1)	-	.2	-
Other, net	(.3)	(.01)	(.3)	-	(.5)	(.01)	(.6)	(.01)

Total Income Tax Expense	$13.4	.42	$20.3	.42	$22.5	.43	$28.0	.43

Debt

     In April 2006, Pepco completed a tax-exempt financing in which the Maryland Economic Development Corporation issued $109.5 million of insured auction rate pollution control bonds due 2022 and loaned the proceeds to Pepco. Pepco's obligations under the insurance agreement are secured by a like amount of Pepco senior notes, which in turn are secured by a like amount of Pepco First Mortgage Bonds.

In May 2006, Pepco used the proceeds described above to redeem at 100% of the principal amount of the following bonds:
•	$42.5 million of Montgomery County, Maryland 5.375% Tax-Exempt First Mortgage Bonds due 2024,
•	$37 million of Prince George's County, Maryland 6.375% Tax-Exempt First Mortgage Bonds due 2023, and
•	$30 million of Prince George's County, Maryland 6.0% Tax-Exempt First Mortgage Bonds due 2022.

     In April 2006, PHI, Pepco, Delmarva Power & Light Company (DPL) and Atlantic City Electric Company amended their $1.2 billion credit facility due 2010 to extend the maturity by one additional year to May 5, 2011 and to reduce the pricing of the facility by reducing the credit facility fees.

Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including Pepco, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated in consolidation and no profit results from these transactions. PHI Service Company costs directly charged or allocated to Pepco for the three and six months ended June 30, 2006 and 2005 were approximately $31.0 million and $60.6 million, and $27.3 million and $53.5 million, respectively.

     Certain subsidiaries of Pepco Energy Services perform utility services, including services that are treated as capital costs, for Pepco. Amounts paid by Pepco to these companies for the three and six months ended June 30, 2006 and 2005 were approximately $2.6 million and $4.9 million, and $2.4 million and $4.9 million, respectively.

In addition to the PHI Service Company charges and utility maintenance services described above, Pepco's Statements of Earnings include the following related party transactions:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Income (Expense)	(Millions of dollars)
Intercompany power purchases - Conectiv Energy Supply (included in fuel and purchased energy)	$(5.7)	$ -	$(5.7)	$ -
Intercompany lease transactions related to computer services and facility and building maintenance (included in other operation and maintenance)	(.6)	(1.2)	(1.4)	(2.1)
As of June 30, 2006 and December 31, 2005, Pepco had the following balances on its Balance Sheets due (to) from related parties:
	2006	2005
Asset (Liability)	(Millions of dollars)
Payable to Related Party (current)
PHI Service Company	$(14.6)	$(15.3)
Pepco Energy Services (a)	(27.3)	(25.0)
Conectiv Energy Supply	(5.7)	-
Total Payable to Related Parties	$(47.6)	$(40.3)
Money Pool Balance with Pepco Holdings (included in cash and cash equivalents on the balance sheet)	$ .1	$ 73.1

(a)

Pepco bills customers on behalf of Pepco Energy Services where customers have selected Pepco Energy Services as their alternative supplier or where Pepco Energy Services has performed work for certain government agencies under a General Services Administration area-wide agreement.

55
New Accounting Standards
FSP FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors"

     In March 2006, the FASB issued FASB Staff Position (FSP) FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP FTB 85-4-1 also amends certain provisions of FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," and FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (the year ending December 31, 2007 for Pepco). Pepco is in the process of evaluating the impact of FSP FTB 85-4-1 and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

EITF 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty"

     In September 2005, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13), which addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of APB Opinion 29, "Accounting for Nonmonetary Transactions." EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006.

Pepco implemented EITF 04-13 on April 1, 2006. The implementation did not impact Pepco's overall financial condition, results of operations, or cash flows for the second quarter of 2006.
FSP FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)"

     In April 2006, the FASB issued FSP FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)" (FSP FIN 46(R)-6), which provides guidance on how to determine the variability to be considered in applying FIN 46(R), "Consolidation of Variable Interest Entities."

     The guidance in FSP FIN 46(R)-6 is applicable prospectively beginning the first day of the first reporting period beginning after June 15, 2006 (July 1, 2006 for Pepco), although early application is permitted to financial statements not issued. Retrospective application is also permitted if so elected and must be completed no later than the end of the first annual reporting period ending after July 15, 2006 (December 31, 2006 for Pepco).

Pepco is in the process of evaluating the impact of FIN 46(R)-6. 56
EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions"

     On June 28, 2006, the FASB ratified EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3.

     EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006 (2007 for Pepco) although earlier application is permitted. Pepco is in the process of evaluating the impact of EITF 06-3.

FIN 48, "Accounting for Uncertainty in Income Taxes"

     On July 13, 2006, the FASB issued FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the criteria for recognition of tax benefits in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Specifically, it clarifies that an entity's tax benefits must be "more likely than not" of being sustained prior to recording the related tax benefit in the financial statements. If the position drops below the "more likely than not" standard, the benefit can no longer be recognized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN 48 is effective the first fiscal year beginning after December 15, 2006 (January 1, 2007 for Pepco). Pepco is in the process of evaluating the impact of FIN 48.
(3) SEGMENT INFORMATION
In accordance with Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," Pepco has one segment, its regulated utility business.
(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. In July 2003, Mirant filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court). On December 9, 2005, the Bankruptcy Court approved Mirant's Plan of Reorganization (the Reorganization Plan), and the Mirant business emerged from bankruptcy on January 3, 2006, as a new corporation of the same name (together with its predecessors, Mirant).

     As part of the bankruptcy proceeding, Mirant had been seeking to reject the ongoing contractual arrangements under the Asset Purchase and Sale Agreement entered into by Pepco and Mirant for the sale of the generation assets that are described below. The Reorganization Plan did not resolve the issues relating to Mirant's efforts to reject these obligations nor did it resolve certain Pepco damage claims against the Mirant bankruptcy estate.

Power Purchase Agreement

     Under a power purchase agreement with Panda-Brandywine, L.P. (Panda) Pepco is obligated to purchase from Panda 230 megawatts of energy and capacity annually through 2021 (the Panda PPA). At the time of the sale of Pepco's generation assets to Mirant, the purchase price of the energy and capacity under the Panda PPA was, and since that time has continued to be, substantially in excess of the market price. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated through 2021 to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the Panda PPA at a price equal to Pepco's purchase price from Panda (the PPA-Related Obligations).

The SMECO Agreement

     Under the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a Facility and Capacity Agreement entered into by Pepco with Southern Maryland Electric Cooperative, Inc. (SMECO), under which Pepco was obligated to purchase from SMECO the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating facility at a cost of approximately $500,000 per month until 2015 (the SMECO Agreement). Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder.

Settlement Agreements with Mirant

     On May 30, 2006, Pepco, PHI, and certain affiliated companies entered into a Settlement Agreement and Release (the Settlement Agreement) with Mirant, which, subject to court approval, settles all outstanding issues between the parties arising from or related to the Mirant bankruptcy. Under the terms of the Settlement Agreement:

•	Mirant will assume the Asset Purchase and Sale Agreement, except for the PPA-Related Obligations, which Mirant will be permitted to reject.
•

Pepco will receive an allowed claim under the Reorganization Plan in an amount that will result in a total aggregate distribution to Pepco, net of certain transaction expenses, of $520 million, consisting of (i) $450 million in damages resulting from the rejection of the PPA-Related Obligations and (ii) $70 million in settlement of other Pepco damage claims against the Mirant bankruptcy estate (the Pepco Distribution).

•

Except as described below, the $520 million distribution to Pepco will be effected by means of the issuance to Pepco of shares of Mirant common stock (consisting of an initial distribution of 13.5 million shares of Mirant common stock, followed thereafter by a number of shares of Mirant common stock to be determined), which Pepco will be obligated to resell promptly in one or more block sale transactions. If the net proceeds that Pepco receives from the resale of the shares of Mirant common stock are less than $520 million, Pepco will receive a cash payment from Mirant equal to the difference, and if the net proceeds that Pepco receives from the resale of the shares of Mirant common

58
stock are more than $520 million, Pepco will make a cash payment to Mirant equal to the difference.
•

If the Settlement Agreement is approved by the Bankruptcy Court, but is appealed, Mirant will pay Pepco $70 million in cash as part of the Pepco Distribution (plus 4% interest if the order approving the Settlement Agreement is stayed pending appeal, calculated from the date of entry of the order to the date of Pepco's receipt of the $70 million). If the order then becomes a final order after the exhaustion of appeals, the payment will be taken into account as if it were proceeds from the resale by Pepco of shares of the Mirant common stock.

•

If the closing price of shares of Mirant common stock is less than $16.00 per share for four business days in a twenty consecutive business day period, and Mirant has not made a distribution of shares of Mirant common stock to Pepco under the Settlement Agreement, Mirant has the one-time option to elect to assume, rather than reject, the PPA-Related Obligations. If Mirant elects to assume the PPA-Related Obligations, the Pepco Distribution will be reduced to $70 million.

     All pending appeals, adversary actions or other contested matters between Pepco and Mirant will be dismissed with prejudice, and each will release the other from any and all claims relating to the Mirant bankruptcy.

     Separately, Mirant and SMECO have entered into a Settlement Agreement and Release (the SMECO Settlement Agreement). The SMECO Settlement Agreement provides that Mirant will assume, rather than reject, the SMECO Agreement. This assumption ensures that Pepco will not incur liability to SMECO as the guarantor of the SMECO Agreement due to the rejection of the SMECO Agreement, although Pepco will continue to guarantee to SMECO the future performance of Mirant under the SMECO Agreement.

     On May 31, 2006, Mirant submitted the Settlement Agreement and the SMECO Settlement Agreement to the Bankruptcy Court and to the U.S. District Court for the Northern District of Texas (the District Court) for approval. On May 31, 2006, the District Court entered an order referring the Settlement Agreement and the SMECO Settlement Agreement to the Bankruptcy Court for approval. The Settlement Agreement and the SMECO Settlement Agreement will become effective when the Bankruptcy Court or the District Court, as applicable, has entered a final order, not subject to appeal or rehearing, approving both the Settlement Agreement and the SMECO Settlement Agreement.

On July 5, 2006, the Bankruptcy Court held a full evidentiary hearing on the Settlement Agreement and the SMECO Settlement Agreement. The Bankruptcy Court has not yet issued an order.

     Until the Settlement Agreement and the SMECO Settlement Agreement are approved, Mirant is required to continue to perform all of its contractual obligations to Pepco and SMECO. Pepco intends to place the $450 million portion of the Pepco Distribution related to the rejection of the PPA-Related Obligations in a special purpose account, which will be invested in stable financial instruments to be used to pay for future capacity and energy purchases under the Panda PPA.

     On July 19, 2006, the United States Court of Appeals for the Fifth Circuit issued an opinion affirming the District Court's orders from which Mirant appealed. The District Court's orders had denied Mirant's attempt to reject the PPA-Related Obligations and directed Mirant to resume making payments to Pepco pursuant to the PPA-Related Obligations. Under the circumstances presented in the record on appeal, the court ruled that Mirant may not reject the PPA-Related Obligations and required that Mirant continue to perform.

Rate Proceedings
District of Columbia and Maryland

     In February 2006, Pepco filed an update to the District of Columbia Generation Procurement Credit (GPC) for the periods February 8, 2002 through February 7, 2004 and February 8, 2004 through February 7, 2005; and an update to its Maryland GPC for the period July 1, 2003 through June 30, 2004. The GPC provides for sharing of the profit from SOS sales. The updates to the GPC in both the District of Columbia and Maryland take into account the $112.4 million in proceeds received by Pepco from the December 2005 sale of an allowed bankruptcy claim against Mirant arising from a settlement agreement entered into with Mirant relating to Mirant's obligation to supply energy and capacity to fulfill Pepco's SOS obligations in the District of Columbia and Maryland. The filings also incorporate true-ups to previous disbursements in the GPC for both states. In the filings, Pepco requested that $24.3 million be credited to District of Columbia customers and $17.7 million be credited to Maryland customers during the twelve-month period beginning April 2006. The Maryland Public Service Commission (MPSC) approved the updated Maryland GPC in March 2006.

     On June 15, 2006, the District of Columbia Public Service Commission (DCPSC) granted conditional approval of the GPC update as filed, effective July 1, 2006, and directed Pepco to respond to certain questions set forth in the order. Pepco responded to the DCPSC's questions on July 13, 2006. The DCPSC has provided a schedule for comments on Pepco's responses and for replies to those comments, concluding by the end of August. Final approval of the District of Columbia GPC update is pending.

Federal Energy Regulatory Commission

     On May 15, 2006, Pepco updated its FERC-approved formula transmission rates based on its FERC Form 1 data for 2005. This new rate of $12,009 per megawatt per year became effective on June 1, 2006 at. By operation of the formula rate process, the new rate incorporates true-ups from the 2005 formula rate that was effective June 1, 2005 and the new 2005 customer demand or peak load. Also, beginning in January 2007, the new rates will be applied to 2006 customer demand data, replacing the 2005 demand data that is currently used. This demand component is driven by Pepco's prior year peak load. Further, the rate change will be positively impacted by changes to distribution rates based on the merger settlements in Maryland and the District of Columbia. The net earnings impact expected from the network transmission rate changes is estimated to be a reduction of approximately $1 million year over year (2005 to 2006).

Divestiture Cases
District of Columbia

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed with the DCPSC in July 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's DCPSC-approved divestiture settlement that provided for a sharing of any net proceeds from the sale of Pepco's generation-

related assets. One of the principal issues in the case is whether Pepco should be required to share with customers the excess deferred income taxes (EDIT) and accumulated deferred investment tax credits (ADITC) associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code and its implementing regulations. As of June 30, 2006, the District of Columbia allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $6.5 million and $5.8 million, respectively.

     Pepco believes that a sharing of EDIT and ADITC would violate the Internal Revenue Service (IRS) normalization rules. Under these rules, Pepco could not transfer the EDIT and the ADITC benefit to customers more quickly than on a straight line basis over the book life of the related assets. Since the assets are no longer owned there is no book life over which the EDIT and ADITC can be returned. If Pepco were required to share EDIT and ADITC and, as a result, the normalization rules were violated, Pepco would be unable to use accelerated depreciation on District of Columbia allocated or assigned property. In addition to sharing with customers the generation-related EDIT and ADITC balances, Pepco would have to pay to the IRS an amount equal to Pepco's District of Columbia jurisdictional generation-related ADITC balance ($5.8 million as of June 30, 2006), as well as its District of Columbia jurisdictional transmission and distribution-related ADITC balance ($5.0 million as of June 30, 2006) in each case as those balances exist as of the later of the date a DCPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the DCPSC order becomes operative.

     In March 2003, the IRS issued a notice of proposed rulemaking (NOPR), which would allow for the sharing of EDIT and ADITC related to divested assets with utility customers on a prospective basis and at the election of the taxpayer on a retroactive basis. In December 2005 a revised NOPR was issued which, among other things, withdrew the March 2003 NOPR and eliminated the taxpayer's ability to elect to apply the regulation retroactively. Comments on the revised NOPR were filed in March 2006, and a public hearing was held in April 2006. Pepco filed a letter with the DCPSC in January 2006, in which it has reiterated that the DCPSC should continue to defer any decision on the ADITC and EDIT issues until the IRS issues final regulations or states that its regulations project related to this issue will be terminated without the issuance of any regulations. Other issues in the divestiture proceeding deal with the treatment of internal costs and cost allocations as deductions from the gross proceeds of the divestiture.

     Pepco believes that its calculation of the District of Columbia customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to make additional gain-sharing payments to District of Columbia customers, including the payments described above related to EDIT and ADITC. Such additional payments (which, other than the EDIT and ADITC related payments, cannot be estimated) would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on Pepco's results of operations for those periods. However, Pepco does not believe that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial position or cash flows.

Maryland

    Pepco filed its divestiture proceeds plan application with the MPSC in April 2001. The principal issue in the Maryland case is the same EDIT and ADITC sharing issue that has been raised in the District of Columbia case. See the discussion above under "Divestiture Cases -

District of Columbia." As of June 30, 2006, the Maryland allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $9.1 million and $10.4 million, respectively. Other issues deal with the treatment of certain costs as deductions from the gross proceeds of the divestiture. In November 2003, the Hearing Examiner in the Maryland proceeding issued a proposed order with respect to the application that concluded that Pepco's Maryland divestiture settlement agreement provided for a sharing between Pepco and customers of the EDIT and ADITC associated with the sold assets. Pepco believes that such a sharing would violate the normalization rules (discussed above) and would result in Pepco's inability to use accelerated depreciation on Maryland allocated or assigned property. If the proposed order is affirmed, Pepco would have to share with its Maryland customers, on an approximately 50/50 basis, the Maryland allocated portion of the generation-related EDIT ($9.1 million as of June 30, 2006), and the Maryland-allocated portion of generation-related ADITC. Furthermore, Pepco would have to pay to the IRS an amount equal to Pepco's Maryland jurisdictional generation-related ADITC balance ($10.4 million as of June 30, 2006), as well as its Maryland retail jurisdictional ADITC transmission and distribution-related balance ($8.9 million as of June 30, 2006), in each case as those balances exist as of the later of the date a MPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the MPSC order becomes operative. The Hearing Examiner decided all other issues in favor of Pepco, except for the determination that only one-half of the severance payments that Pepco included in its calculation of corporate reorganization costs should be deducted from the sales proceeds before sharing of the net gain between Pepco and customers. Pepco filed a letter with the MPSC in January 2006, in which it has reiterated that the MPSC should continue to defer any decision on the ADITC and EDIT issues until the IRS issues final regulations or states that its regulations project related to this issue will be terminated without the issuance of any regulations.

     Pepco has appealed to the MPSC the Hearing Examiner's decision as it relates to the treatment of EDIT and ADITC and corporate reorganization costs. Pepco believes that its calculation of the Maryland customers' share of divestiture proceeds is correct. However, depending on the ultimate outcome of this proceeding, Pepco could be required to share with its customers approximately 50 percent of the EDIT and ADITC balances described above and make additional gain-sharing payments related to the disallowed severance payments. Such additional payments would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on results of operations for those periods. However, Pepco does not believe that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial position or cash flows.

Default Electricity Supply Proceedings

     Under a settlement approved by the MPSC in April 2003 addressing SOS service in Maryland following the expiration of Pepco's fixed-rate default supply obligations in mid-2004, Pepco is required to provide default electricity supply to residential and small commercial customers through May 2008 and to medium-sized commercial customers through May 2006 (the obligation to provide default electricity supply to large commercial customers ended in May 2005). In accordance the settlement, Pepco purchases the power supply required to satisfy its default supply obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the MPSC.

     In March 2006, Pepco announced the results of competitive bids to supply electricity to its Maryland SOS customers for one year beginning June 1, 2006. Due to significant increases in the cost of fuels used to generate electricity, the auction results had the effect of increasing the average monthly electric bill by about 38.5% for Pepco's Maryland residential customers. One of the successful bidders for SOS supply to Pepco was its affiliate, a subsidiary of Conectiv Energy Holding Company (Conectiv Energy). FERC issued its order approving the affiliate sales to Pepco on May 18, 2006.

     On April 21, 2006, the MPSC approved a settlement agreement among Pepco, DPL, the staff of the MPSC and the Office of Peoples Counsel of Maryland, which provides for a rate mitigation plan for Pepco's residential customers. Under the plan, the full increase for Pepco's residential customers who affirmatively elect to participate will be phased-in in increments of 15% on June 1, 2006, 15.7% on March 1, 2007 and the remainder on June 1, 2007. Customers electing to participate in the rate deferral plan will be required to pay the deferred amounts over an 18-month period beginning June 1, 2007. Pepco will accrue the interest cost to fund the deferral program. The interest cost will be absorbed by Pepco, during the period that the deferred balance is accumulated and collected from customers, to the extent of and offset against the margins that Pepco otherwise would earn for providing SOS to residential customers. To implement the settlement, Pepco filed tariff riders with the MPSC on May 2, 2006, which were approved by the MPSC on May 24, 2006, giving customers the opportunity to opt-in to the phase-in of their rates, as described above. As of July 31, 2006, approximately 2% of Pepco's residential customers have made the decision to participate in the phase-in program.

     On June 23, 2006, Maryland enacted legislation that extended the period for customers to elect to participate in the phase-in of higher rates, revised the obligation to provide SOS to residential and small commercial customers until further action of the General Assembly, and provided for a customer refund reflecting the difference in projected interest expense on the deferred balance at a 25% customer participation level versus such interest expense at the actual participation levels of approximately 2% for Pepco. The total amount of the refund is approximately $1.1 million for Pepco customers. At Pepco's 2% level of participation, Pepco estimates that the deferral balance, net of taxes, will be approximately $1.4 million. Pepco filed a revised tariff rider on June 30, 2006 to implement the legislation.

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

     Since the initial filings in 1993, additional individual suits have been filed against Pepco, and significant numbers of cases have been dismissed. As a result of two motions to dismiss, numerous hearings and meetings and one motion for summary judgment, Pepco has had approximately 400 of these cases successfully dismissed with prejudice, either voluntarily by the plaintiff or by the court. As of June 30, 2006, there were approximately 220 cases still pending against Pepco in the State Courts of Maryland; of those approximately 220 remaining asbestos cases, approximately 85 cases were filed after December 19, 2000, and have been tendered to Mirant for defense and indemnification pursuant to the terms of the Asset Purchase and Sale Agreement. Mirant's Plan of Reorganization, as approved by the Bankruptcy Court in connection with the Mirant bankruptcy, does not alter Mirant's indemnification obligations.

     While the aggregate amount of monetary damages sought in the remaining suits (excluding those tendered to Mirant) exceeds $400 million, Pepco believes the amounts claimed by current plaintiffs are greatly exaggerated. The amount of total liability, if any, and any related insurance recovery cannot be determined at this time; however, based on information and relevant circumstances known at this time, Pepco does not believe these suits will have a material adverse effect on its financial position, results of operations or cash flows. However, if an unfavorable decision were rendered against Pepco, it could have a material adverse effect on Pepco's financial position, results of operations or cash flows.

Environmental Litigation

     Pepco is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. Pepco may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices. Although penalties assessed for violations of environmental laws and regulations are not recoverable from Pepco's customers, environmental clean-up costs incurred by Pepco would be included in its cost of service for ratemaking purposes.

     In the early 1970s, Pepco sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, Pepco was notified by U.S. Environmental Protection Agency (EPA) that it, along with a number of other utilities and non-utilities, was a potentially responsible party (PRP) in connection with the PCB contamination at the site. Below is a summary of the proceedings and related matters concerning the Metal Bank/Cottman Avenue site:

•

In 1994, a Remedial Investigation/Feasibility Study including a number of possible remedies was submitted to the EPA. In 1997, the EPA issued a Record of Decision that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million.

•

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

64
entity/site owner will pay a total of $13.25 million to remediate the site (the Bankruptcy Settlement).
•

In March 2006, the U.S. District Court for the Eastern District of Pennsylvania approved global consent decrees for the Metal Bank/Cottman Avenue site involving the Utility PRPs, the U.S. Department of Justice, EPA, The City of Philadelphia and two owner/operators of the site. Under the terms of the settlement, the two owner/operators will make payments totaling $5.55 million to the U.S. and totaling $4.05 million to the Utility PRPs. The Utility PRPs will perform the remedy at the site and will be able to draw on the $13.25 million from the Bankruptcy Settlement to accomplish the remediation (the Bankruptcy Funds). The Utility PRPs will contribute funds to the extent remediation costs exceed the Bankruptcy Funds available. The Utility PRPs also will be liable for EPA costs associated with overseeing the monitoring and operation of the site remedy after the remedy construction is certified to be complete and also the cost of performing the "5 year" review of site conditions required by the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Any Bankruptcy Funds not spent on the remedy may be used to cover the Utility PRPs' liabilities for future costs. No parties are released from potential liability for damages to natural resources.

•

As of June 30, 2006, Pepco had accrued $1.7 million to meet its liability for a remedy at the Metal Bank/Cottman Avenue site. While final costs to Pepco of the settlement have not been determined, Pepco believes that its liability at this site will not have a material adverse effect on its financial position, results of operations or cash flows.

IRS Mixed Service Cost Issue

     During 2001, Pepco changed its method of accounting with respect to capitalizable construction costs for income tax purposes. The change allowed Pepco to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through December 31, 2005, these accelerated deductions have generated incremental tax cash flow benefits of approximately $94 million for Pepco, primarily attributable to its 2001 tax return.

     On August 2, 2005, the Treasury Department released regulations that, if adopted in their current form, would require Pepco to change its method of accounting with respect to capitalizable construction costs for income tax purposes for future tax periods beginning in 2005. Under these regulations, Pepco will have to capitalize and depreciate a portion of the construction costs that they have previously deducted and include the impact of this adjustment in taxable income over a two-year period beginning with tax year 2005. Pepco is in the process of finalizing an alternative method of accounting for capitalizable construction costs that management believes will be acceptable to the IRS to replace the method disallowed by the proposed regulations.

     On the same day that the new regulations were released, the IRS issued Revenue Ruling 2005-53 (the Revenue Ruling) which is intended to limit the ability of certain taxpayers to utilize the method of accounting for income tax purposes they utilized on their tax returns for 2004 and prior years. In line with this Revenue Ruling, the IRS issued its RAR, which disallows substantially all of the incremental tax benefits that Pepco claimed on their 2001 and 2002 tax returns by requiring the companies to capitalize and depreciate certain expenses rather than treat such expenses as current deductions.

     In February 2006, Pepco's parent, PHI paid approximately $121 million of taxes (a portion of which is attributable to Pepco) to cover the amount of taxes management estimates will be payable once a new final method of tax accounting is adopted on its 2005 tax return, due to the proposed regulations. PHI intends to contest the adjustments that the IRS has proposed to the 2001 and 2002 tax returns, under the Revenue Ruling referenced above. However, if the IRS is successful in requiring Pepco to capitalize and depreciate construction costs that result in a tax and interest assessment greater than management's estimate of $121 million, PHI will be required to pay additional taxes and interest only to the extent these adjustments exceed the $121 million payment made in February 2006.

(5) RESTATEMENT

     As reported in Pepco's Annual Report on Form 10-K for the year ended December 31, 2005, Pepco restated its previously reported financial statements for the three and six months ended June 30, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. This restatement was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. The following table sets forth for Pepco's results of operations for the three and six months ended June 30, 2005, its financial position at June 30, 2005, and its cash flows for the six months ended June 30, 2005, the impact of the restatement to correct the accounting for the deferred compensation arrangements and the other errors noted above (millions of dollars):

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	Previously Reported	Restated	Previously Reported	Restated
Statements of Earnings
Total Operating Revenue	$396.1	$403.5	$821.6	$823.4
Total Operating Expenses	341.1	341.7	729.6	728.0
Total Operating Income	55.0	61.8	92.0	95.4
Other Income (Expenses)	(13.5)	(13.8)	(29.9)	(30.6)
Income Before Income Tax Expense	41.5	48.0	62.1	64.8
Net Income	$23.9	$27.7	$35.4	$36.8
Balance Sheet (at June 30)
Total Current Assets	$-	$-	$578.0	$580.7
Total Investments and Other Assets	-	-	440.8	406.5
Total Assets	$-	$-	$3,942.9	$3,911.3
Total Current Liabilities	$-	$-	$561.7	$550.4
Total Deferred Credits	-	-	914.8	916.0
Retained Earnings	$-	$-	$516.3	$494.8
Total Shareholder's Equity	-	-	1,022.6	1,001.1
Total Liabilities and Shareholder's Equity	$-	$-	$3,942.9	$3,911.3
Statement of Cash Flows
Net Cash From Operating Activities	$-	$-	$123.1	$124.3
Net Cash Used By Investing Activities	-	-	(78.2)	(77.8)
Net Cash From By Financing Activities	-	-	141.3	139.7

66

THIS PAGE INTENTIONALLY LEFT BLANK.

67

DELMARVA POWER & LIGHT COMPANY STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	(Restated) 2005	2006	(Restated) 2005
	(Millions of dollars)
Operating Revenue
Electric	$289.8	$241.4	$547.9	$501.1
Natural Gas	49.5	47.5	159.9	158.5
Total Operating Revenue	339.3	288.9	707.8	659.6

Operating Expenses
Fuel and purchased energy	205.4	155.9	367.2	318.1
Gas purchased	39.0	35.8	127.7	120.9
Other operation and maintenance	45.4	42.4	90.6	85.1
Depreciation and amortization	18.8	18.4	38.2	37.4
Other taxes	9.1	8.1	18.8	17.5
Gain on sale of assets	(.3)	(.9)	(1.1)	(.9)
Total Operating Expenses	317.4	259.7	641.4	578.1

Operating Income	21.9	29.2	66.4	81.5

Other Income (Expenses)
Interest and dividend income	.2	.3	.5	.5
Interest expense	(10.0)	(9.2)	(19.3)	(17.8)
Other income	2.0	2.2	3.7	2.7
Other expense	(1.0)	(1.1)	(2.2)	(1.1)
Total Other Expenses	(8.8)	(7.8)	(17.3)	(15.7)

Income Before Income Tax Expense	13.1	21.4	49.1	65.8

Income Tax Expense	6.2	8.9	21.4	27.2

Net Income	6.9	12.5	27.7	38.6

Dividends on Redeemable Serial Preferred Stock	.2	.2	.4	.5

Earnings Available for Common Stock	6.7	12.3	27.3	38.1

Retained Earnings at Beginning of Period	405.3	363.8	399.7	362.4

Dividends paid to Pepco Holdings	-	(12.0)	(15.0)	(36.4)

Retained Earnings at End of Period	$412.0	$364.1	$412.0	$364.1

The accompanying Notes are an integral part of these Financial Statements.

68

DELMARVA POWER & LIGHT COMPANY BALANCE SHEETS (Unaudited)
ASSETS	June 30, 2006	December 31, 2005
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$7.0	$7.4
Accounts receivable, less allowance for uncollectible accounts of $7.4 million and $9.2 million, respectively	187.2	181.4
Fuel, materials and supplies-at average cost	32.9	41.8
Prepaid expenses and other	16.3	28.4
Total Current Assets	243.4	259.0

INVESTMENTS AND OTHER ASSETS
Goodwill	48.5	48.5
Regulatory assets	124.0	140.9
Prepaid pension expense	216.5	213.3
Other	31.5	32.7
Total Investments and Other Assets	420.5	435.4

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,471.5	2,409.5
Accumulated depreciation	(819.9)	(800.3)
Net Property, Plant and Equipment	1,651.6	1,609.2

TOTAL ASSETS	$2,315.5	$2,303.6

The accompanying Notes are an integral part of these Financial Statements.

69

DELMARVA POWER & LIGHT COMPANY BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	June 30, 2006	December 31, 2005
	(Millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$241.5	$165.5
Current maturities of long-term debt	84.7	22.9
Accounts payable and accrued liabilities	95.1	74.0
Accounts payable due to associated companies	29.6	57.3
Capital lease obligations due within one year	.1	.2
Taxes accrued	2.6	33.7
Interest accrued	6.6	6.4
Other	50.6	48.2
Total Current Liabilities	510.8	408.2

DEFERRED CREDITS
Regulatory liabilities	231.1	242.5
Income taxes	393.7	413.7
Investment tax credits	10.3	10.7
Above-market purchased energy contracts and other electric restructuring liabilities	24.6	25.8
Other	27.7	33.0
Total Deferred Credits	687.4	725.7

LONG-TERM LIABILITIES
Long-term debt	451.7	516.4
Capital lease obligations	-	-
Total Long-Term Liabilities	451.7	516.4

COMMITMENTS AND CONTINGENCIES (NOTE 4)

REDEEMABLE SERIAL PREFERRED STOCK	18.2	18.2

SHAREHOLDER'S EQUITY
Common stock, $2.25 par value, authorized 1,000,000 shares, issued 1,000 shares	-	-
Premium on stock and other capital contributions	235.4	235.4
Retained earnings	412.0	399.7
Total Shareholder's Equity	647.4	635.1

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,315.5	$2,303.6

The accompanying Notes are an integral part of these Financial Statements.

70

DELMARVA POWER & LIGHT COMPANY STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2006	(Restated) 2005
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$27.7	$38.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	38.2	37.4
Gain on sale of assets	(1.1)	(.9)
Investment tax credit adjustments	(.4)	(.5)
Deferred income taxes	(18.0)	(2.8)
Changes in:
Accounts receivable	(5.9)	(3.3)
Regulatory assets, net	9.4	25.5
Accounts payable and accrued liabilities	(2.3)	(10.7)
Interest and taxes accrued	(36.5)	10.6
Other changes in working capital	15.5	2.5
Net other operating	(9.5)	(1.9)
Net Cash From Operating Activities	17.1	94.5

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(75.1)	(64.0)
Proceeds from sale of property	2.2	1.2
Net other investing activities	(1.6)	5.1
Net Cash Used By Investing Activities	(74.5)	(57.7)

FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(15.0)	(36.4)
Dividends paid on preferred stock	(.4)	(.5)
Issuance of long-term debt	-	100.0
Reacquisition of long-term debt	(2.9)	(102.7)
Issuances (Repayments) of short-term debt, net	76.0	3.4
Net other financing activities	(.7)	-
Net Cash From (Used By) Financing Activities	57.0	(36.2)

Net (Decrease) Increase in Cash and Cash Equivalents	(.4)	.6
Cash and Cash Equivalents at Beginning of Period	7.4	3.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7.0	$4.2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes (includes payments to PHI for Federal income taxes)	$40.6	$12.3

The accompanying Notes are an integral part of these Financial Statements.

71

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

     DPL's electricity distribution service territory covers approximately 6,000 square miles and has a population of approximately 1.3 million. DPL's natural gas distribution service territory covers approximately 275 square miles and has a population of approximately .5 million. DPL is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (Pepco Holdings or PHI). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and DPL and certain activities of DPL are subject to the regulatory oversight of the Federal Energy Regulatory Commission (FERC) under PUHCA 2005.

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     DPL's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in DPL's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of DPL's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly DPL's financial condition as of June 30, 2006, in accordance with GAAP. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results for the three and six months ended June 30, 2006 may not be indicative of results that will be realized for the full year ending December 31, 2006 since the sales of electric energy are seasonal.

Components of Net Periodic Benefit Cost
The following Pepco Holdings' information is for the three months ended June 30, 2006 and 2005.
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$10.1	$9.6	$1.7	$2.1
Interest cost	24.2	23.6	8.3	8.4
Expected return on plan assets	(32.5)	(32.1)	(2.7)	(2.9)
Amortization of prior service cost	.2	.3	(1.1)	(.9)
Amortization of net loss	4.8	2.7	4.2	3.4
Net periodic benefit cost	$6.8	$4.1	$10.4	$10.1

The following Pepco Holdings' information is for the six months ended June 30, 2006 and 2005.
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$20.3	$19.0	$4.2	$4.2
Interest cost	48.4	47.9	17.3	16.8
Expected return on plan assets	(65.0)	(62.8)	(5.8)	(5.4)
Amortization of prior service cost	.4	.6	(2.0)	(1.9)
Amortization of net loss	8.7	5.2	7.2	5.9
Net periodic benefit cost	$12.8	$9.9	$20.9	$19.6

Pension

     The pension net periodic benefit cost (income) for the three months ended June 30, 2006 of $6.8 million includes $(1.2) million for DPL. The pension net periodic benefit cost (income) for the six months ended June 30, 2006 of $12.8 million includes $(3.0) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The pension net periodic benefit cost (income) for the three months ended June 30, 2005 of $4.1 million includes $(2.6) million for DPL. The pension net periodic benefit cost (income) for the six months ended June 30, 2005 of $9.9 million includes $(3.9) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2005 and 2004, PHI made discretionary tax-deductible cash contributions to the plan of $60 million and $10 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. As of June 30, 2006, no contributions have been made. The potential discretionary funding of the pension plan in 2006 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Postretirement Benefits

     The other postretirement net periodic benefit cost for the three months ended June 30, 2006 of $10.4 million includes $1.8 million for DPL. The other postretirement net periodic benefit cost for the six months ended June 30, 2006 of $20.9 million includes $3.4 million for DPL. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries. The other postretirement net periodic benefit cost for the three months ended June 30, 2005 of $10.1 million includes $.5 million for DPL. The other postretirement net periodic benefit cost for the six months ended June 30, 2005 of $19.6 million includes $3.0 million for DPL. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries.

Reconciliation of Income Tax Expense
A reconciliation of DPL's income tax expense is as follows:
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006		2005 (Restated)		2006		2005 (Restated)
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Millions of dollars)
Income Before Income Tax Expense	$13.1	-	$21.4	-	$49.1	-	$65.8	-

Income tax at federal statutory rate	$ 4.6	.35	$ 7.5	.35	$17.2	.35	$23.0	.35
Increases (decreases) resulting from:
State income taxes, net of federal benefit	.6	.05	1.0	.05	3.4	.07	3.3	.05
Plant basis difference	.5	.04	.5	.02	.9	.02	1.0	.01
Investment tax credit amortization	(.2)	(.02)	(.2)	(.01)	(.4)	(.01)	(.5)	(.01)
Adjustment to prior years' tax	-	-	-	-	(.8)	(.02)	-	-
Change in estimates related to prior year tax liabilities	.8	.06	.2	.01	1.2	.03	.5	.01
Other, net	(.1)	(.01)	(.1)	-	(.1)	-	(.1)	-
Total Income Tax Expense	$ 6.2	.47	$ 8.9	.42	$21.4	.44	$27.2	.41

Debt

     In April 2006, PHI, Potomac Electric Power Company (Pepco), DPL and Atlantic City Electric Company (ACE) amended their $1.2 billion credit facility due 2010 to extend the maturity by one additional year to May 5, 2011 and to reduce the pricing of the facility by reducing the credit facility fees.

In June 2006, DPL redeemed through sinking fund provisions, $2.9 million of 6.95% First Mortgage Bonds due 2008. 74
Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including DPL, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated in consolidation and no profit results from these transactions. PHI Service Company costs directly charged or allocated to DPL for the three and six months ended June 30, 2006 and 2005 were $25.7 million and $50.7 million, and $24.7 million and $48.6 million, respectively.

In addition to the PHI Service Company charges described above, DPL's Statements of Earnings include the following related party transactions:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Income (Expense)	(Millions of dollars)
Full Requirements Contract with Conectiv Energy Supply for power, capacity and ancillary services to service POLR (included in fuel and purchased energy expenses)	$(30.7)	$(100.2)	$(122.2)	$(195.3)
SOS agreement with Conectiv Energy Supply (included in fuel and purchased energy expenses)	(46.9)	(11.2)	(59.3)	(24.6)
Intercompany lease transactions related to computer services and facilities (included in electric revenue)	1.4	1.4	2.6	2.7
Sublease of Merrill Creek Water Rights to Conectiv Delmarva Generation (included in electric revenue)	.8	.7	1.4	1.4
Transcompany pipeline gas purchase with Conectiv Energy Supply (included in gas purchased expenses)	(.8)	(.2)	(1.2)	(1.3)
As of June 30, 2006 and December 31, 2005, DPL had the following balances on its Balance Sheets due from (to) related parties:
	2006	2005
Asset (Liability)	(Millions of dollars)
Receivable from Related Party (current)
ACE	$11.3	$.2
Payable to Related Party (current)
PHI Service Company	$(10.4)	$(12.2)
Conectiv Energy Supply	(25.6)	(45.3)
Pepco Energy Services	(5.5)	-
Other Related Party Activity	.6	-
Total Net Payable to Related Parties	$(29.6)	$(57.3)
Money Pool Balance with Pepco Holdings (included in short-term debt on the balance sheet)	$(41.5)	$(60.7)

75
New Accounting Standards
FSP FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors"

     In March 2006, the FASB issued FASB Staff Position (FSP) FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP FTB 85-4-1 also amends certain provisions of FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," and FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (the year ending December 31, 2007 for DPL). DPL is in the process of evaluating the impact of FSP FTB 85-4-1 and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

EITF 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty"

     In September 2005, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13), which addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of APB Opinion 29, "Accounting for Nonmonetary Transactions." EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006.

DPL implemented EITF 04-13 on April 1, 2006. The implementation did not impact DPL's overall financial condition, results of operations, or cash flows for the second quarter of 2006.
FSP FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)"

     In April 2006, the FASB issued FSP FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)" (FSP FIN 46(R)-6), which provides guidance on how to determine the variability to be considered in applying FIN 46(R), "Consolidation of Variable Interest Entities."

     The guidance in FSP FIN 46(R)-6 is applicable prospectively beginning the first day of the first reporting period beginning after June 15, 2006 (July 1, 2006 for DPL), although early application is permitted to financial statements not issued. Retrospective application is also permitted if so elected and must be completed no later than the end of the first annual reporting period ending after July 15, 2006 (December 31, 2006 for DPL).

DPL is in the process of evaluating the impact of FIN 46(R)-6. 76
EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions"

     On June 28, 2006, the FASB ratified EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3.

     EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006 (2007 for DPL) although earlier application is permitted. DPL is in the process of evaluating the impact of EITF 06-3.

FIN 48, "Accounting for Uncertainty in Income Taxes"

     On July 13, 2006, the FASB issued FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the criteria for recognition of tax benefits in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Specifically, it clarifies that an entity's tax benefits must be "more likely than not" of being sustained prior to recording the related tax benefit in the financial statements. If the position drops below the "more likely than not" standard, the benefit can no longer be recognized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN 48 is effective the first fiscal year beginning after December 15, 2006 (January 1, 2007 for DPL). DPL is in the process of evaluating the impact of FIN 48.
(3) SEGMENT INFORMATION
In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," DPL has one segment, its regulated utility business.
(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Rate Proceedings
Delaware

     In October 2005, DPL submitted its 2005 Gas Cost Rate (GCR) filing to the Delaware Public Service Commission (DPSC), which permits DPL to recover gas procurement costs through customer rates. The proposed increase of approximately 38% in anticipation of increasing natural gas commodity costs became effective November 1, 2005, subject to refund pending final DPSC approval after evidentiary hearings. DPSC staff, the Delaware Division of the

Public Advocate and DPL entered into a written settlement agreement in April 2006, that the GCR should be approved as filed. On July 11, 2006, the DPSC approved the settlement agreement.

Federal Energy Regulatory Commission

     On May 15, 2006, DPL updated its FERC-approved formula transmission rates based on its FERC Form 1 data for 2005. This new rate of $10,034 per megawatt per year became effective on June 1, 2006. By operation of the formula rate process, the new rate incorporates true-ups from the 2005 formula rate that was effective June 1, 2005 and the new 2005 customer demand or peak load. Also, beginning in January 2007, the new rate will be applied to 2006 customer demand data, replacing the 2005 demand data that is currently used. This demand component is driven by DPL's prior year peak load. Further, the rate changes will be positively impacted by changes to distribution rates based on the merger settlements in Maryland. The net earnings impact expected from the network transmission rate changes is estimated to be a reduction of approximately $3 million year over year (2005 to 2006).

Default Electricity Supply Proceedings
Delaware

     In October 2005, the DPSC approved DPL as the SOS provider to Delaware customers after May 1, 2006, when DPL's fixed-rate POLR obligation ended. DPL obtains the electricity to fulfill its SOS supply obligation under contracts entered into by DPL pursuant to a competitive bid procedure approved by the DPSC. The bids received for the May 1, 2006, through May 31, 2007, period have had the effect of increasing rates significantly for all customer classes, including an average residential customer increase of 59%.

     One of the successful bidders for SOS supply was a subsidiary of Conectiv Energy Holding Company (Conectiv Energy), an affiliate of DPL. Consequently, the affiliate sales from Conectiv Energy to DPL are subject to approval of FERC. FERC issued its order approving the affiliate sales in April 2006. Because DPL is a public utility incorporated in Virginia, with Virginia retail customers, the affiliate sales from Conectiv Energy to DPL are subject to approval of the Virginia State Corporation Commission (VSCC) under the Virginia Affiliates Act. On May 1, 2006, the VSCC approved the affiliate transaction by granting an exemption to DPL for the 2006 agreement and for future power supply agreements between DPL and Conectiv Energy for DPL's non-Virginia SOS load requirements awarded pursuant to a state regulatory commission supervised solicitation process.

     In April 2006, Delaware enacted legislation that provides for a deferral of the financial impact of the increases through a three-step phase-in of the rate increases, with 15% of the increase taking effect on May 1, 2006, 25% of the increase taking effect on January 1, 2007, and any remaining balance taking effect on June 1, 2007. The program is an "opt-out" program, where a customer may make an election not to participate. On April 25, 2006, the DPSC approved several tariff filings implementing the legislation, including DPL's agreement not to charge customers any interest on the deferred balances. As of July 31, 2006, approximately 53% of the eligible Delaware customers have opted not to participate in the deferral of the SOS rates offered by DPL. With approximately 47% of the eligible customers participating in the phase-in program, DPL anticipates a deferral balance of approximately $51.4 million and an estimated interest expense of approximately $3.0 million, net of taxes. The estimated total interest expense is based on a projected interest cost of 5% accrued over the combined 37-month deferral and recovery period.

     The legislation also requires DPL to file an integrated resource plan, in which DPL will evaluate all available supply options (including generation, transmission and demand-side management programs) during the planning period to ensure that DPL acquires sufficient and reliable supply resources to meet its customers' needs at minimal cost.

Maryland

     Under a settlement approved by the MPSC in April 2003 addressing SOS service in Maryland following the expiration of DPL's fixed-rate default supply obligations in mid-2004, DPL is required to provide default electricity supply to residential and small commercial customers through May 2008 and to medium-sized commercial customers through May 2006 (the obligation to provide default electricity supply to large commercial customers ended in May 2005). In accordance with the settlement, DPL purchases the power supply required to satisfy its default supply obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the MPSC.

     In March 2006, DPL announced the results of competitive bids to supply electricity to its Maryland SOS customers for one year beginning June 1, 2006. Due to significant increases in the cost of fuels used to generate electricity, the auction results had the effect of increasing the average monthly electric bill by about 35% for DPL's Maryland residential customers. One of the successful bidders for SOS supply to DPL was its affiliate, Conectiv Energy. FERC issued its order approving the affiliate sales to DPL on May 18, 2006. Because DPL is a public utility incorporated in Virginia, with Virginia retail customers, the affiliate sales from Conectiv Energy to DPL are also subject to approval of the VSCC under the Virginia Affiliates Act. On May 1, 2006, the VSCC approved the affiliate transaction by granting an exemption to DPL for the 2006 agreement and for future power supply agreements between DPL and Conectiv Energy for DPL's non-Virginia SOS load requirements awarded pursuant to a state regulatory commission supervised solicitation process.

     On April 21, 2006, the MPSC approved a settlement agreement among Pepco, DPL, the staff of the MPSC and the Office of Peoples Counsel of Maryland, which provides for a rate mitigation plan for DPL's residential customers. Under the plan, the full increase for DPL's residential customers who affirmatively elect to participate will be phased-in in increments of 15% on June 1, 2006, 15.7% on March 1, 2007 and the remainder on June 1, 2007. Customers electing to participate in the rate deferral plan will be required to pay the deferred amounts over an 18-month period beginning June 1, 2007. DPL will accrue the interest cost to fund the deferral program. The interest cost will be absorbed by DPL, during the period that the deferred balance is accumulated and collected from customers, to the extent of and offset against the margins that the companies otherwise would earn for providing SOS to residential customers. To implement the settlement, DPL filed tariff riders with the MPSC on May 2, 2006, which were approved by the MPSC on May 24, 2006, giving customers the opportunity to opt-in to the phase-in of their rates, as described above. As of July 31, 2006, approximately 1% of DPL's residential customers have made the decision to participate in the phase-in program.

     On June 23, 2006, Maryland enacted legislation that extended the period for customers to elect to participate in the phase-in of higher rates, revised the obligation to provide SOS to residential and small commercial customers until further action of the General Assembly, and provided for a customer refund reflecting the difference in projected interest expense on the deferred balance at a 25% customer participation level versus such interest expense at the actual participation levels of approximately 1% for DPL. The total amount of the refund is approximately $.3 million for DPL customers. At DPL's 1% level of participation, DPL estimates that the deferral balance, net of taxes, will be approximately $.2 million. DPL filed a revised tariff rider on June 30, 2006 to implement the legislation.

Virginia

     Under amendments to the Virginia Electric Utility Restructuring Act implemented in March 2004, DPL is obligated to offer Default Service to customers in Virginia for an indefinite period until relieved of that obligation by the VSCC. Until January 1, 2005, DPL obtained all of the energy and capacity needed to fulfill its Default Service obligations in Virginia under a supply agreement with its affiliate, Conectiv Energy. In the fall of 2004, DPL conducted a competitive bidding process to provide energy and capacity for its Virginia default supply customers for the seventeen-month period January 1, 2005 through May 30, 2006. Prior to the expiration of that contract, DPL completed a subsequent competitive bid procedure for Default Service supply for the period June 2006 through May 2007, and entered into a new supply agreement for that period with Conectiv Energy, awarded as a result of the bid process. FERC issued its order approving the affiliate sales from Conectiv Energy to DPL for its Virginia Default Service load on May 18, 2006. DPL and Conectiv Energy also filed an application with the VSCC for approval of their affiliate transaction under the Virginia Affiliates Act. The VSCC found that its approval was not needed in this case because the affiliate sale was for a period of one year or less.

     On March 10, 2006, DPL filed for a rate increase with the VSCC for its Virginia Default Service customers to take effect on June 1, 2006, which was intended to allow DPL to recover its higher cost for energy established by the competitive bid procedure. The VSCC directed DPL to address whether the proxy rate calculation as required by a memorandum of agreement entered into by DPL and VSCC staff in June 2000 should be applied to the fuel factor in DPL's rate increase filing. The proxy rate calculation is an approximation of what the cost of power would have been if DPL had not divested its generation units. The proxy rate calculation is a component of a memorandum of agreement entered into by DPL, the staff of the VSCC and the Virginia Attorney General's office in the docket approving the asset divestiture, and was a condition of that divestiture. The Virginia Attorney General's office and VSCC staff each filed testimony in April 2006, in which both argued that the 2000 memorandum of agreement requires that the proxy rate fuel factor calculation set forth therein must operate as a cap on recoverable purchased power costs. DPL filed its response in May 2006, rebutting the testimony of the Attorney General and VSCC staff and arguing that retail rates should not be set at a level below what is necessary to recover its prudently incurred costs of procuring the supply necessary for its Default Service obligation. On June 19, 2006, the VSCC issued an order that granted a rate increase for DPL of $11.5 million ($8.5 million less than requested by DPL in its March 2006 filing), to go into effect July 1, 2006. The estimated after-tax earnings and cash flow impacts of the decision are reductions of approximately $3.6 million in 2006 (including the loss of revenue in June 2006 associated with the Default Service rate increase being deferred from June 1 until July 1) and $2.0 million in 2007. The order also mandated that DPL file an application by March 1, 2007, for Default Service rates to become effective June 1, 2007, which should include a calculation of the fuel factor procedure that is consistent with the procedures set forth in the order.

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

     In July 2004, DPL entered into an Administrative Consent Order with the Maryland Department of the Environment (MDE) to perform a Remedial Investigation/Feasibility Study (RI/FS) to further identify the extent of soil, sediment and ground and surface water contamination related to former manufactured gas plant (MGP) operations at the Cambridge, Maryland site on DPL-owned property and to investigate the extent of MGP contamination on adjacent property. The MDE has approved the RI and DPL has completed and submitted the FS to MDE. The costs for completing the RI/FS for this site were approximately $150,000. Although the costs of cleanup resulting from the RI/FS will not be determinable until MDE approves the final remedy, DPL currently anticipates that the costs of removing MGP impacted soils and adjacent creek sediments will be in the range of $1.5 to $2.5 million.

     In the early 1970s, DPL sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, DPL was notified by U.S. Environmental Protection Agency (EPA) that it, along with a number of other utilities and non-utilities, was a potentially responsible party (PRP) in connection with the PCB contamination at the site. In 1999, DPL entered into a de minimis settlement with EPA and paid approximately $107,000 to resolve its liability for cleanup costs at the Metal Bank/Cottman Avenue site. The de minimis settlement did not resolve DPL's responsibility for natural resource damages, if any, at the site. DPL believes that any liability for natural resource damages at this site will not have a material adverse effect on its financial position, results of operations or cash flows.

IRS Mixed Service Cost Issue

     During 2001, DPL changed its method of accounting with respect to capitalizable construction costs for income tax purposes. The change allowed DPL to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through December 31, 2005, these accelerated deductions have generated incremental tax cash flow benefits of approximately $62 million for DPL, primarily attributable to its 2001 tax return.

     On August 2, 2005, the Treasury Department released regulations that, if adopted in their current form, would require DPL to change its method of accounting with respect to capitalizable construction costs for income tax purposes for future tax periods beginning in

2005. Under these regulations, DPL will have to capitalize and depreciate a portion of the construction costs that they have previously deducted and include the impact of this adjustment in taxable income over a two-year period beginning with tax year 2005. DPL is in the process of finalizing an alternative method of accounting for capitalizable construction costs that management believes will be acceptable to the IRS to replace the method disallowed by the proposed regulations.

     On the same day that the new regulations were released, the IRS issued Revenue Ruling 2005-53 (the Revenue Ruling) which is intended to limit the ability of certain taxpayers to utilize the method of accounting for income tax purposes they utilized on their tax returns for 2004 and prior years. In line with this Revenue Ruling, the IRS issued its RAR, which disallows substantially all of the incremental tax benefits that DPL claimed on their 2001 and 2002 tax returns by requiring the companies to capitalize and depreciate certain expenses rather than treat such expenses as current deductions.

     In February 2006, DPL's parent, PHI paid approximately $121 million of taxes (a portion of which is attributable to DPL) to cover the amount of taxes management estimates will be payable once a new final method of tax accounting is adopted on its 2005 tax return, due to the proposed regulations. PHI intends to contest the adjustments that the IRS has proposed to the 2001 and 2002 tax returns, under the Revenue Ruling referenced above. However, if the IRS is successful in requiring DPL to capitalize and depreciate construction costs that result in a tax and interest assessment greater than management's estimate of $121 million, PHI will be required to pay additional taxes and interest only to the extent these adjustments exceed the $121 million payment made in February 2006.

(5) RESTATEMENT

     As reported in DPL's Annual Report on Form 10-K for the year ended December 31, 2005, our parent company, Pepco Holdings, restated its previously reported financial statements for the three and six months ended June 30, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. The restatement of Pepco Holdings consolidated financial statements was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. The restatement to correct the accounting for the deferred compensation arrangements had no impact on DPL; however, DPL restated its previously reported financial statements for the three and six months ended June 30, 2005, to reflect the correction of other errors. The correction of these other errors, primarily relating to unbilled revenue, taxes, and various accrual accounts, was considered by management to be immaterial. The following table sets forth for DPL's results of operations for the three and six months ended June 30, 2005, its financial position at June 30, 2005, and its cash flows for the six months ended June 30, 2005, the impact of the restatement to correct the errors noted above (millions of dollars):

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	Previously Reported	Restated	Previously Reported	Restated
Statements of Earnings
Total Operating Revenue	$288.9	$288.9	$659.2	$659.6
Total Operating Expenses	259.7	259.7	577.8	578.1
Total Operating Income	29.2	29.2	81.4	81.5
Income Before Income Tax Expense	21.4	21.4	65.7	65.8
Net Income	$12.5	$12.5	$36.3	$38.6
Balance Sheet (at June 30)
Total Current Assets	$-	$-	$221.3	$221.2
Total Assets	$-	$-	$2,205.2	$2,205.1
Total Deferred Credits	-	-	727.3	727.2
Total Liabilities and Shareholder's Equity	$-	$-	$2,205.2	$2,205.1
Statement of Cash Flows
Net Cash From Operating Activities	$-	$-	$95.8	$94.5
Net Cash Used By Investing Activities	-	-	(58.0)	(57.7)
Net Cash Used By Financing Activities	-	-	(37.2)	(36.2)

83

THIS PAGE INTENTIONALLY LEFT BLANK.

84

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	(Restated) 2005	2006	(Restated) 2005
	(Millions of dollars)

Operating Revenue	$321.8	$290.7	$655.5	$600.0

Operating Expenses
Fuel and purchased energy	224.6	199.0	431.1	387.1
Other operation and maintenance	48.1	45.0	95.9	90.4
Depreciation and amortization	29.9	27.0	59.8	56.9
Other taxes	5.4	5.0	10.5	10.2
Deferred electric service costs	(29.6)	(18.3)	(10.2)	.8
Total Operating Expenses	278.4	257.7	587.1	545.4

Operating Income	43.4	33.0	68.4	54.6

Other Income (Expenses)
Interest and dividend income	.1	.2	.3	.3
Interest expense	(16.0)	(14.5)	(31.2)	(28.6)
Other income	1.5	1.8	2.9	3.5
Other expense	(.1)	-	(3.1)	-
Total Other Expenses	(14.5)	(12.5)	(31.1)	(24.8)

Income Before Income Tax Expense and Extraordinary Item	28.9	20.5	37.3	29.8

Income Tax Expense	8.4	8.2	10.6	12.2

Income Before Extraordinary Item	20.5	12.3	26.7	17.6

Extraordinary Item (net of tax of $6.2 million)	-	-	-	9.0

Net Income	20.5	12.3	26.7	26.6

Dividends on Redeemable Serial Preferred Stock	.1	.1	.1	.1

Earnings Available for Common Stock	20.4	12.2	26.6	26.5

Retained Earnings at Beginning of Period	165.8	218.5	178.6	211.6

Dividends paid to Pepco Holdings	-	(40.5)	(19.0)	(47.9)

Retained Earnings at End of Period	$186.2	$190.2	$186.2	$190.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

85

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	June 30, 2006	December 31, 2005
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$5.8	$8.2
Restricted cash	9.9	11.5
Accounts receivable, less allowance for uncollectible accounts of $5.4 million and $5.2 million, respectively	173.7	206.0
Fuel, materials and supplies-at average cost	48.5	39.6
Prepaid expenses and other	64.0	12.3
Total Current Assets	301.9	277.6

INVESTMENTS AND OTHER ASSETS
Regulatory assets	901.0	910.4
Restricted funds held by trustee	13.7	11.1
Prepaid pension expense	5.6	8.0
Other	22.1	22.6
Total Investments and Other Assets	942.4	952.1

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,021.8	1,915.6
Accumulated depreciation	(616.4)	(585.3)
Net Property, Plant and Equipment	1,405.4	1,330.3

TOTAL ASSETS	$2,649.7	$2,560.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

86

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	June 30, 2006	December 31, 2005
	(Millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$113.0	$22.6
Current maturities of long-term debt	45.5	94.0
Accounts payable and accrued liabilities	128.3	182.2
Accounts payable to associated companies	32.5	38.3
Taxes accrued	39.1	75.8
Interest accrued	13.4	12.9
Other	36.9	37.3
Total Current Liabilities	408.7	463.1

DEFERRED CREDITS
Regulatory liabilities	265.7	206.3
Income taxes	432.0	432.5
Investment tax credits	15.8	16.5
Other postretirement benefit obligation	49.1	46.4
Other	21.0	20.2
Total Deferred Credits	783.6	721.9

LONG-TERM LIABILITIES
Long-term debt	465.7	376.7
Transition Bonds issued by ACE Funding	480.1	494.3
Capital lease obligations	.2	.2
Total Long-Term Liabilities	946.0	871.2

COMMITMENTS AND CONTINGENCIES (NOTE 4)

REDEEMABLE SERIAL PREFERRED STOCK	6.2	6.2

SHAREHOLDER'S EQUITY
Common stock, $3.00 par value, authorized 25,000,000 shares, and 8,546,017 shares outstanding	25.6	25.6
Premium on stock and other capital contributions	293.4	293.4
Retained earnings	186.2	178.6
Total Shareholder's Equity	505.2	497.6

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,649.7	$2,560.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

87

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2006	(Restated) 2005
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$26.7	$26.6
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	-	(15.2)
Depreciation and amortization	59.8	56.9
Deferred income taxes	.3	(2.7)
Changes in:
Accounts receivable	32.3	(20.0)
Accounts payable and accrued liabilities	(69.8)	31.3
Prepaid New Jersey sales and excise tax	(48.7)	(43.6)
Regulatory assets, net	(9.6)	2.7
Interest and taxes accrued	(40.2)	11.1
Other changes in working capital	(5.4)	(.6)
Net other operating	1.3	3.3
Net Cash (Used By) From Operating Activities	(53.3)	49.8

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(55.9)	(61.8)
Net other investing activities	1.7	4.7
Net Cash Used By Investing Activities	(54.2)	(57.1)

FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(19.0)	(47.9)
Dividends paid on preferred stock	(.1)	(.1)
Issuance of long-term debt	105.0	-
Reacquisition of long-term debt	(78.8)	(25.6)
Issuances (repayments) of short-term debt, net	90.4	84.4
Net other financing activities	7.6	(3.7)
Net Cash From Financing Activities	105.1	7.1

Net decrease in Cash and Cash Equivalents	(2.4)	(.2)
Cash and Cash Equivalents at Beginning of Period	8.2	4.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5.8	$4.1

NONCASH ACTIVITIES
Excess depreciation reserve transferred to regulatory liabilities	$-	$131.0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes (includes payments to PHI for Federal income taxes)	$28.2	$14.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.

88

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ATLANTIC CITY ELECTRIC COMPANY
(1) ORGANIZATION

     Atlantic City Electric Company (ACE) is engaged in the generation, transmission and distribution of electricity in southern New Jersey. ACE provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is also known as Basic Generation Service (BGS) in New Jersey. ACE's service territory covers approximately 2,700 square miles and has a population of approximately 1.0 million. ACE is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (Pepco Holdings or PHI). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and ACE and certain activities of ACE are subject to the regulatory oversight of the Federal Energy Regulatory Commission (FERC) under PUHCA 2005.

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     ACE's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in ACE's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of ACE's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly ACE's financial condition as of June 30, 2006, in accordance with GAAP. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results for the three and six months ended June 30, 2006 may not be indicative of results that will be realized for the full year ending December 31, 2006 since the sales of electric energy are seasonal.

FIN 46R, "Consolidation of Variable Interest Entities"

     ACE has power purchase agreements (PPAs) with a number of entities, including three nonutility generation contracts (NUGs). Due to a variable element in the pricing structure of the NUGs, ACE potentially assumes the variability in the operations of the plants related to these PPAs and, therefore, has a variable interest in the entities. In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R (revised December 2003) (FIN 46R), entitled "Consolidation of Variable Interest Entities," ACE continued, during the six months ended June 30, 2006, to conduct exhaustive efforts to obtain information from these entities, but was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether these three entities were variable interest entities or if ACE was the primary beneficiary. As a result, ACE has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information, but have not been able to obtain such information.

     Net power purchase activities with the counterparties to the NUGs for the three months ended June 30, 2006 and 2005 were approximately $79 million and $74 million, respectively, of which $70 million and $67 million, respectively, related to power purchases under the NUGs. Net power purchase activities with the counterparties to the NUGs for the six months ended June 30, 2006 and 2005 were approximately $163 million and $154 million, respectively, of which $144 million and $138 million, respectively, related to power purchases under the NUGs. ACE does not have exposure to loss under the PPA agreements since cost recovery will be achieved from its customers through regulated rates.

Components of Net Periodic Benefit Cost
The following Pepco Holdings' information is for the three months ended June 30, 2006 and 2005.
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$10.1	$9.6	$1.7	$2.1
Interest cost	24.2	23.6	8.3	8.4
Expected return on plan assets	(32.5)	(32.1)	(2.7)	(2.9)
Amortization of prior service cost	.2	.3	(1.1)	(.9)
Amortization of net loss	4.8	2.7	4.2	3.4
Net periodic benefit cost	$6.8	$4.1	$10.4	$10.1

The following Pepco Holdings' information is for the six months ended June 30, 2006 and 2005.
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$20.3	$19.0	$4.2	$4.2
Interest cost	48.4	47.9	17.3	16.8
Expected return on plan assets	(65.0)	(62.8)	(5.8)	(5.4)
Amortization of prior service cost	.4	.6	(2.0)	(1.9)
Amortization of net loss	8.7	5.2	7.2	5.9
Net periodic benefit cost	$12.8	$9.9	$20.9	$19.6

90
Pension

     The pension net periodic benefit cost for the three months ended June 30, 2006 of $6.8 million includes $.2 million for ACE. The pension net periodic benefit cost for the six months ended June 30, 2006 of $12.8 million includes $2.5 million for ACE. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The pension net periodic benefit cost for the three months ended June 30, 2005 of $4.1 million includes $2.0 million for ACE. The pension net periodic benefit cost for the six months ended June 30, 2005 of $9.9 million includes $4.1 million for ACE. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2005 and 2004 PHI made discretionary tax-deductible cash contributions to the plan of $60 million and $10 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. As of June 30, 2006, no contributions have been made. The potential discretionary funding of the pension plan in 2006 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Postretirement Benefits

     The other postretirement net periodic benefit cost for the three months ended June 30, 2006 of $10.4 million includes $2.3 million for ACE. The other postretirement net periodic benefit cost for the six months ended June 30, 2006 of $20.9 million includes $4.6 million for ACE. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries. The other postretirement net periodic benefit cost for the three months ended June 30, 2005 of $10.1 million includes $2.0 million for ACE. The other postretirement net periodic benefit cost for the six months ended June 30, 2005 of $19.6 million includes $4.4 million for ACE. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries.

Reconciliation of Income Tax Expense
A reconciliation of ACE's consolidated income tax expense is as follows:
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006		2005 (Restated)		2006		2005 (Restated)
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Millions of dollars)
Income Before Income Tax Expense and Extraordinary Item	$28.9	-	$20.5	-	$37.3	-	$29.8	-

Income tax at federal statutory rate	$10.1	.35	$7.2	.35	$13.1	.35	$10.4	.35
Increases (decreases) resulting from:
State income taxes, net of federal benefit	2.0	.07	1.4	.07	2.8	.07	2.1	.07
Plant basis differences	-	-	-	-	-	-	.5	.01
Investment tax credit amortization	(.3)	(.01)	(.5)	(.02)	(.7)	(.02)	(1.0)	(.03)
Adjustment to prior years' tax	-	-	-	-	(1.6)	(.04)	-	-
Change in estimates related to prior year tax liabilities	(3.4)	(.12)	.3	.01	(3.0)	(.08)	.6	.02
Other, net	-	-	(.2)	(.01)	-	-	(.4)	(.01)
Total Consolidated Income Tax Expense	$8.4	.29	$8.2	.40	$10.6	.28	$12.2	.41

Extraordinary Item

     As a result of the April 2005 settlement of ACE's electric distribution rate case, ACE reversed $15.2 million in accruals related to certain deferred costs that are now deemed recoverable. The after-tax credit to income of $9.0 million is classified as an extraordinary gain in the 2005 financial statements since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999.

Debt

      In April 2006, ACE Funding made principal payments of $4.8 million on Series 2002-1 Bonds, Class A-1, and $2.0 million on Series 2003-1 Bonds, Class A-1, with a weighted average interest rate of 2.89%.

     In April 2006, PHI, Potomac Electric Power Company, Delmarva Power & Light Company (DPL) and ACE amended their $1.2 billion credit facility due 2010 to extend the maturity by one additional year to May 5, 2011 and to reduce the pricing of the facility by reducing the credit facility fees.

Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including ACE, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated in consolidation and no profit results from these transactions. PHI Service Company costs directly charged or allocated to ACE for the three and six months ended June 30, 2006 and 2005 were $20.2 million and $41.4 million, and $20.6 million and $40.7 million, respectively.

In addition to the PHI Service Company charges described above, ACE's Consolidated Statements of Earnings include the following related party transactions:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Income (Expense)	(Millions of dollars)
Purchased power from Conectiv Energy Supply (included in fuel and purchased energy expenses)	$(20.3)	$(17.5)	$(39.1)	$(30.8)
As of June 30, 2006 and December 31, 2005, ACE had the following balances on its Consolidated Balance Sheets due (to) from related parties:
	2006	2005
Asset (Liability)	(Millions of dollars)
Payable to Related Party (current)
PHI Service Company	$(9.4)	$(7.2)
Conectiv Energy Supply	(11.6)	(30.9)
DPL	(11.3)	(.2)
Other Related Party Activity	(.2)	-
Total Net Payable to Related Parties	$(32.5)	$(38.3)
Money Pool Balance with Pepco Holdings (included in cash and cash equivalents on the balance sheet)	$.5	$4.0

New Accounting Standards
FSP FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors"

     In March 2006, the FASB issued FASB Staff Position (FSP) FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP FTB 85-4-1 also amends certain provisions of FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," and FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (the year ending December 31, 2007 for ACE). ACE is in the process of evaluating the impact of FSP FTB 85-4-1 and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

EITF 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty"

     In September 2005, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13), which addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of APB Opinion 29, "Accounting for Nonmonetary Transactions." EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006.

ACE implemented EITF 04-13 on April 1, 2006. The implementation did not impact ACE's overall financial condition, results of operations, or cash flows for the second quarter of 2006.
FSP FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)"

     In April 2006, the FASB issued FSP FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)" (FSP FIN 46(R)-6), which provides guidance on how to determine the variability to be considered in applying FIN 46(R), "Consolidation of Variable Interest Entities."

     The guidance in FSP FIN 46(R)-6 is applicable prospectively beginning the first day of the first reporting period beginning after June 15, 2006 (July 1, 2006 for ACE), although early application is permitted to financial statements not issued. Retrospective application is also permitted if so elected and must be completed no later than the end of the first annual reporting period ending after July 15, 2006 (December 31, 2006 for ACE).

ACE is in the process of evaluating the impact of FIN 46(R)-6.
EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions"

     On June 28, 2006, the FASB ratified EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3.

     EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006 (2007 for ACE) although earlier application is permitted. ACE is in the process of evaluating the impact of EITF 06-3.

FIN 48, "Accounting for Uncertainty in Income Taxes"

     On July 13, 2006, the FASB issued FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the criteria for recognition of tax benefits in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Specifically, it clarifies that an entity's tax benefits must be "more likely than not" of being sustained prior to recording the related tax benefit in the financial statements. If the position drops below the "more likely than not" standard, the benefit can no longer be recognized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN 48 is effective the first fiscal year beginning after December 15, 2006 (January 1, 2007 for ACE). ACE is in the process of evaluating the impact of FIN 48.
(3) SEGMENT INFORMATION
In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ACE has one segment, its regulated utility business.
(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Rate Proceedings

     On May 15, 2006, ACE updated its FERC-approved formula transmission rates based on its FERC Form 1 data for 2005. This new rate of $14,155 per megawatt per year became effective on June 1, 2006. By operation of the formula rate process, the new rate incorporates true-ups from the 2005 formula rate that was effective June 1, 2005 and the new 2005 customer demand or peak load. Also, beginning in January 2007, the new rates will be applied to 2006 customer demand data, replacing the 2005 demand data that is currently used. This demand component is driven by ACE's prior year peak load. The net earnings impact from the network transmission rate changes year over year (2005 to 2006) is not expected to be material to ACE's overall financial condition, results of operations, or cash flows.

Restructuring Deferral

     Pursuant to orders issued by the New Jersey Board of Public Utilities (NJBPU) under the New Jersey Electric Discount and Energy Competition Act (EDECA), beginning August 1, 1999, ACE was obligated to provide BGS to retail electricity customers in its service territory who did not choose a competitive energy supplier. For the period August 1, 1999 through July 31, 2003, ACE's aggregate costs that it was allowed to recover from customers exceeded its aggregate revenues from supplying BGS. These under-recovered costs were partially offset by a $59.3 million deferred energy cost liability existing as of July 31, 1999 (LEAC Liability) that was related to ACE's Levelized Energy Adjustment Clause and ACE's Demand Side Management Programs. ACE established a regulatory asset in an amount equal to the balance of under-recovered costs.

     In August 2002, ACE filed a petition with the NJBPU for the recovery of approximately $176.4 million in actual and projected deferred costs relating to the provision of BGS and other restructuring related costs incurred by ACE over the four-year period August 1, 1999 through July 31, 2003, net of the $59.3 million offset for the LEAC Liability. The petition also requested that ACE's rates be reset as of August 1, 2003 so that there would be no under-recovery of costs embedded in the rates on or after that date. The increase sought represented an overall 8.4% annual increase in electric rates. ACE's recovery of the deferred costs is subject to review and approval by the NJBPU in accordance with EDECA.

     In July 2004, the NJBPU issued a final order in the restructuring deferral proceeding confirming a July 2003 summary order, which (i) permitted ACE to begin collecting a portion of the deferred costs and reset rates to recover on-going costs incurred as a result of EDECA, (ii) approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003, (iii) transferred to ACE's then pending base rate case for further consideration approximately $25.4 million of the deferred balance, and (iv) estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. ACE believes the record does not justify the level of disallowance imposed by the NJBPU in the final order. In August 2004, ACE filed with the Appellate Division of the Superior Court of New Jersey (the Superior Court), which hears appeals of the decisions of New Jersey administrative agencies, including the NJBPU, a Notice of Appeal with respect to the July 2004 final order. Briefs were filed by the parties (ACE, as appellant, and the Division of the New Jersey Ratepayer Advocate and Cogentrix Energy Inc., the co-owner of two cogeneration power plants with contracts to sell ACE approximately 397 megawatts of electricity, as cross-appellants) between August 2005 and January 2006. The Superior Court has not yet set the schedule for oral argument.

Divestiture Case

     In connection with the divestiture by ACE of its nuclear generation assets, the NJBPU in July 2000 preliminarily determined that the amount of stranded costs associated with the divested assets that ACE could recover from ratepayers should be reduced by the amount of the accumulated deferred federal income taxes (ADFIT) associated with the divested nuclear assets. However, due to uncertainty under federal tax law regarding whether the sharing of federal income tax benefits associated with the divested assets, including ADFIT, with ACE's customers would violate the normalization rules, ACE submitted a request to the Internal Revenue Service (IRS) for a Private Letter Ruling (PLR) to clarify the applicable law. The NJBPU has delayed its final determination of the amount of recoverable stranded costs until after the receipt of the PLR.

     On May 25, 2006, the IRS issued a PLR in which it stated that returning to ratepayers any of the unamortized ADFIT attributable to accelerated depreciation on the divested assets after the sale of the assets by means of a reduction of the amount of recoverable stranded costs would violate the normalization rules.

     On June 9, 2006, ACE submitted a letter to the NJBPU to request that the NJBPU conduct proceedings to finalize the determination of the stranded costs associated with the sale of ACE's nuclear assets in accordance with the PLR.

Default Electricity Supply Proceedings

     On October 12, 2005, the NJBPU, following the evaluation of proposals submitted by ACE and the other three electric distribution companies operating in New Jersey, issued an order reaffirming the current BGS auction process for the annual period from June 1, 2006 through May 2007. The NJBPU order maintained the current size and make up of the Commercial and Industrial Energy Pricing class (CIEP) and approved the electric distribution companies' recommended approach for the CIEP auction product, but deferred a decision on the level of the retail margin funds.

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

     In December 2004, ACE filed a petition with the NJBPU requesting that the NJBPU establish a proceeding that would consist of a Phase I and Phase II and that the procedural process for the Phase I proceeding require intervention and participation by all persons interested in the prudence of the decision to shut down B.L. England generating facility and the categories of stranded costs associated with shutting down and dismantling the facility and remediation of the site. ACE contemplates that Phase II of this proceeding, which would be initiated by an ACE filing in 2008 or 2009, would establish the actual level of prudently incurred stranded costs to be recovered from customers in rates. The NJBPU has not acted on this petition.

     ACE has commenced several construction projects to enhance the transmission system, which will ensure that the reliability of the electric transmission system will be maintained upon the shut down of B.L. England. To date, two projects have been completed and the remaining projects are under construction or are scheduled to be completed prior to December 15, 2007.

     As more fully described below under "Environmental Litigation," ACE, along with PHI and Conectiv, on January 24, 2006, entered into an Administrative Consent Order (ACO) with the New Jersey Department of Environmental Protection (NJDEP) and the Attorney General of New Jersey, which contemplates that ACE will shut down and permanently cease operations at the B.L. England generating facility by December 15, 2007, if ACE does not sell the plant before that time. ACE recorded an asset retirement obligation of $60 million during the first quarter of 2006 (this is reflected as a regulatory liability in PHI's consolidated balance sheet). The shut-down of the B.L. England generating facility will be subject to necessary approvals from the relevant agencies and the outcome of the auction process, discussed under "ACE Auction of Generation Assets," below.

ACE Auction of Generation Assets

     In May 2005, ACE announced that it would auction its electric generation assets, consisting of its B.L. England generating facility and its ownership interests in the Keystone and

Conemaugh generating stations. In November 2005, ACE announced an agreement to sell its interests in the Keystone and Conemaugh generating stations to Duquesne Light Holdings Inc. for $173.1 million. On July 19, 2006, the NJBPU issued the final approval needed to complete the sale. ACE expects the sale to be completed in early September. Approximately $80 million, the net gain from the sale, will be used to offset the remaining unamortized aggregate adjusted deferred balance, which ACE has been recovering in rates, and approximately $54.2 million will be returned to ratepayers over a 33-month period as a credit on their bills.

     ACE received final bids for B.L. England in April 2006 and continues to evaluate those bids, working toward completion of a purchase and sale agreement. Any successful bid for B.L. England must comply with NJBPU approved auction standards.

     Any sale of B.L. England will not affect the stranded costs associated with the plant that already have been securitized. If B.L. England is sold, ACE anticipates that, subject to regulatory approval in Phase II of the proceeding described above, approximately $9 to $10 million of additional assets may be eligible for recovery as stranded costs.

Environmental Litigation

     ACE is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. ACE may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of the operating utilities, environmental clean-up costs incurred by ACE would be included in its cost of service for ratemaking purposes.

     In June 1992, the U.S. Environmental Protection Agency (EPA) identified ACE as a potentially responsible party (PRP) at the Bridgeport Rental and Oil Services Superfund site in Logan Township, New Jersey. In September 1996, ACE along with other PRPs signed a consent decree with EPA and NJDEP to address remediation of the site. ACE's liability is limited to .232 percent of the aggregate remediation liability and thus far ACE has made contributions of approximately $105,000. Based on information currently available, ACE anticipates that it may be required to contribute approximately an additional $52,000. ACE believes that its liability at this site will not have a material adverse effect on its financial position, results of operations or cash flows.

     In November 1991, NJDEP identified ACE as a PRP at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an ACO with NJDEP to remediate the site. The soil cap remedy for the site has been completed and the NJDEP conditionally approved the report submitted by the parties on the implementation of the remedy in January 2003. In March 2004, NJDEP approved a Ground Water Sampling and Analysis Plan. Positive results of groundwater monitoring events have resulted in a reduced level of groundwater monitoring. In March 2003, EPA demanded from the PRP group reimbursement for EPA's past costs at the site, totaling $168,789. The PRP group objected to the demand for certain costs, but agreed to reimburse EPA approximately $19,000. Based on information currently available, ACE anticipates that its share of additional cost associated with this site will be approximately $555,000 to $600,000. ACE believes that its liability for post-remedy operation and maintenance costs will not have a material adverse effect on its financial position, results of operations or cash flows.

     On January 24, 2006, PHI, Conectiv and ACE entered into an ACO with NJDEP and the Attorney General of New Jersey resolving New Jersey's claim for alleged violations of the Federal Clean Air Act (CAA) and the NJDEP's concerns regarding ACE's compliance with New Source Review (NSR) requirements and the New Jersey Air Pollution Control Act (APCA) with respect to the B.L. England generating facility and various other environmental issues relating to ACE and Conectiv Energy facilities in New Jersey. Among other things, the ACO provides that:

•

Contingent upon the receipt of necessary approvals for the construction of substation and transmission facilities to compensate for the shut down of B.L. England, ACE will permanently cease operation of the B.L. England generating facility by December 15, 2007 if ACE does not sell the facility. In the event that ACE is unable to shut down the B.L. England facility by December 15, 2007 through no fault of its own, (i) ACE may operate B.L. England Unit 1 after December 15, 2007 for certain limited purposes and/or for electric system reliability during the summer months in the years 2008 to 2012, and (ii) B.L. England Units 1 and 2 would be required to comply with stringent emissions limits by December 15, 2012 and May 1, 2010, respectively. If ACE fails to meet those 2010 and 2012 deadlines for reducing emissions, ACE would be required to pay up to $10 million in civil penalties.

•

If B.L. England is shut down by December 15, 2007, ACE will surrender to NJDEP certain sulfur dioxide (SO2) and nitrogen oxide (NOx) allowances allocated to B.L. England Units 1 and 2, contingent upon approval by the NJBPU recognizing cost impacts of the surrender.

•

In the event that ACE is unable to shut down B.L. England Units 1 and 2 by December 15, 2007 through no fault of its own, ACE will surrender NOx and SO2 allowances not needed to satisfy the operational needs of B.L. England Units 1 and 2, contingent upon approval by the NJBPU recognizing cost impacts of the surrender.

•

To resolve any possible civil liability (and without admitting liability) for violations of APCA and the Prevention of Significant Deterioration NSR provisions of the CAA, ACE paid a $750,000 civil penalty to NJDEP in June 2004 and will undertake environmental projects that are beneficial to the state of New Jersey and approved by the NJDEP or donate property valued at $2 million.

•

To resolve any possible civil liability (and without admitting liability) for natural resource damages resulting from groundwater contamination at ACE's B.L. England facility, Conectiv Energy's Deepwater facility and ACE's operations center near Pleasantville, New Jersey, ACE and Conectiv Energy paid NJDEP $674,162 and will remediate the groundwater contamination at all three sites.

•

The ACO allows the sale of the B.L. England facility through the B.L. England auction process to a third party that is not committing to repower or otherwise meet the ACO's emissions limits, subject to a 45-day right of first refusal in favor of NJDEP for purchase of B.L. England on terms and conditions no less favorable to ACE than those offered by the third party. In the event that ACE enters into a third-party agreement through the

99
B.L. England auction process with an entity that commits to repower B.L. England or otherwise meet the ACO's emission limits, NJDEP does not have a right of first refusal.
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

     The ACO does not resolve any federal claims for alleged violations at the B.L. England generating station or any federal or state claims regarding alleged violations at Conectiv Energy's Deepwater generating station, about which EPA and NJDEP sought information beginning in February 2000 pursuant to CAA Section 114, or any other facilities. PHI does not believe that any of its subsidiaries has any liability with respect thereto, but cannot predict the consequences of the federal and state inquiries.

     As more fully described above under "Proposed Shut Down of B.L. England Generating Facility," ACE expects that the transmission enhancements necessary to meet reliability standards in lieu of B.L. England will be completed on or before December 15, 2007 and that B.L. England will be shut down by that date, if ACE has not sold the plant before that time.

IRS Mixed Service Cost Issue

     During 2001, ACE changed its method of accounting with respect to capitalizable construction costs for income tax purposes. The change allowed ACE to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through December 31, 2005, these accelerated deductions have generated incremental tax cash flow benefits of approximately $49 million for ACE, primarily attributable to its 2001 tax return.

     On August 2, 2005, the Treasury Department released regulations that, if adopted in their current form, would require ACE to change its method of accounting with respect to capitalizable construction costs for income tax purposes for future tax periods beginning in 2005. Under these regulations, ACE will have to capitalize and depreciate a portion of the construction costs that they have previously deducted and include the impact of this adjustment in taxable income over a two-year period beginning with tax year 2005. ACE is in the process of finalizing an alternative method of accounting for capitalizable construction costs that management believes will be acceptable to the IRS to replace the method disallowed by the proposed regulations.

     On the same day that the new regulations were released, the IRS issued Revenue Ruling 2005-53 (the Revenue Ruling) which is intended to limit the ability of certain taxpayers to utilize the method of accounting for income tax purposes they utilized on their tax returns for 2004 and prior years. In line with this Revenue Ruling, the IRS issued its RAR, which disallows substantially all of the incremental tax benefits that ACE claimed on their 2001 and 2002 tax returns by requiring the companies to capitalize and depreciate certain expenses rather than treat such expenses as current deductions.

     In February 2006, ACE's parent, PHI paid approximately $121 million of taxes (a portion of which is attributable to ACE) to cover the amount of taxes management estimates will be payable once a new final method of tax accounting is adopted on its 2005 tax return, due to the proposed regulations. PHI intends to contest the adjustments that the IRS has proposed to the 2001 and 2002 tax returns, under the Revenue Ruling referenced above. However, if the IRS is successful in requiring ACE to capitalize and depreciate construction costs that result in a tax and interest assessment greater than management's estimate of $121 million, PHI will be required to pay additional taxes and interest only to the extent these adjustments exceed the $121 million payment made in February 2006.

(5) RESTATEMENT

     As reported in ACE's Annual Report on Form 10-K for the year ended December 31, 2005, Pepco Holdings, restated its previously reported consolidated financial statements for the three and six months ended June 30, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. The restatement of Pepco Holdings consolidated financial statements was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. The restatement to correct the accounting for the deferred compensation arrangements had no impact on ACE; however, ACE restated its previously reported consolidated financial statements for the three and six months ended June 30, 2005, to reflect the correction of other errors. The correction of these other errors, primarily relating to taxes, and various accrual accounts, was considered by management to be immaterial. The following table sets forth for ACE's results of operations for the three and six months ended June 30, 2005, its financial position at June 30, 2005, and its cash flows for the six months ended June 30, 2005, the impact of the restatement to correct the errors noted above (millions of dollars):

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statements of Earnings
Total Operating Expenses	$257.8	$257.7	$547.4	$545.4
Total Operating Income	32.9	33.0	52.6	54.6
Other Income (Expenses)	(11.9)	(12.5)	(23.6)	(24.8)
Income Before Income Tax Expense	21.0	20.5	29.0	29.8
Net Income	$12.6	$12.3	$26.6	$26.6
Consolidated Balance Sheet (at June 30)
Total Current Assets	$-	$-	$297.0	$296.9
Total Investments and Other Assets	-	-	1,068.8	1,066.2
Total Assets	$-	$-	$2,670.6	$2,667.9
Total Current Liabilities	$-	$-	$471.4	$470.2
Total Deferred Credits	-	-	795.7	795.9
Retained Earnings	$-	$-	$191.9	$190.2
Total Shareholder's Equity	-	-	510.9	509.2
Total Liabilities and Shareholder's Equity	$-	$-	$2,670.6	$2,667.9
Consolidated Statement of Cash Flows
Net Cash From Operating Activities	$-	$-	$46.3	$49.8
Net Cash Used By Investing Activities	-	-	(57.1)	(57.1)
Net Cash From Financing Activities	-	-	10.8	7.1

101

THIS PAGE INTENTIONALLY LEFT BLANK.

102

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is contained herein, as follows:

103

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PEPCO HOLDINGS, INC.
RESTATEMENT

     As reported in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2005, Pepco Holdings restated its previously reported consolidated financial statements for the three and six months ended June 30, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various other accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. This restatement was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. See Note 6, "Restatement," to PHI's Consolidated Financial Statements for further discussion.

GENERAL OVERVIEW
Pepco Holdings, Inc. (PHI or Pepco Holdings) is a public utility holding company that, through its operating subsidiaries, is engaged primarily in two principal business operations:
•	electricity and natural gas delivery (Power Delivery), and
•	competitive energy generation, marketing and supply (Competitive Energy).

     The Power Delivery business is the largest component of PHI's business. For the three months ended June 30, 2006 and 2005, the operating revenues of the Power Delivery business (including intercompany amounts) were equal to 62% and 57% of PHI's consolidated operating revenues, respectively, and the operating income of the Power Delivery business (including income from intercompany transactions) was equal to 70% and 68% of PHI's consolidated operating income, respectively. For the six months ended June 30, 2006 and 2005, the operating revenues of the Power Delivery business (including intercompany amounts) were equal to 61% and 59% of PHI's consolidated operating revenues, respectively, and the operating income of the Power Delivery business (including income from intercompany transactions) was equal to 69% and 71% of PHI's consolidated operating income, respectively

     The Power Delivery business consists primarily of the transmission, distribution and default supply of electric power, which was responsible for 96% and 95% of Power Delivery's operating revenues for the three months ended June 30, 2006 and 2005, respectively, and 93% and 92% for the six months ended June 30, 2006 and 2005, respectively. The distribution of natural gas contributed 4% and 5% of Power Delivery's operating revenues for the three months ended June 30, 2006 and 2005, respectively, and 7% and 8% for the six months ended June 30, 2006 and 2005, respectively. Power Delivery represents one operating segment for financial reporting purposes.

     The Power Delivery business is conducted by three utility subsidiaries: Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL) and Atlantic City Electric

Company (ACE). Each of these companies is a regulated public utility in the jurisdictions that comprise its service territory. Each company is responsible for the distribution of electricity and, in the case of DPL, natural gas in its service territory, for which it is paid tariff rates established by the local public service commissions. Each company also supplies electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive energy supplier. The regulatory term for this supply service varies by jurisdiction as follows:

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

     The Competitive Energy business provides competitive generation, marketing and supply of electricity and gas, and related energy management services primarily in the mid-Atlantic region. These operations are conducted through subsidiaries of Conectiv Energy Holding Company (collectively, Conectiv Energy) and Pepco Energy Services, Inc. and its subsidiaries (collectively, Pepco Energy Services), each of which is treated as a separate operating segment for financial reporting purposes. For the three months ended June 30, 2006 and 2005, the operating revenues of the Competitive Energy business (including intercompany amounts) were equal to 45% and 53% of PHI's consolidated operating revenues, respectively, and the operating income of the Competitive Energy business (including operating income from intercompany transactions) was 15% and 23%, respectively, of PHI's consolidated operating income over the same periods. For the six months ended June 30, 2006 and 2005, the operating revenues of the Competitive Energy business (including intercompany amounts) were equal to 46% and 50%, respectively, of PHI's consolidated operating revenues, and the operating income of the Competitive Energy business (including operating income from intercompany transactions) was 18% and 19%, respectively, of PHI's consolidated operating income over the same periods. For the three months ended June 30, 2006 and 2005, amounts equal to 12% and 14%, respectively, of the operating revenues of the Competitive Energy business were attributable to electric energy and capacity, and natural gas sold to the Power Delivery segment. For the six months ended June 30, 2006 and 2005, amounts equal to 13% and 14%, respectively, of the operating revenues of the Competitive Energy business were attributable to electric energy and capacity, and natural gas sold to the Power Delivery segment.

•

Conectiv Energy provides wholesale electric power, capacity and ancillary services in the wholesale markets administered by PJM Interconnection, LLC (PJM) and also supplies electricity to other wholesale market participants under long- and short-term bilateral contracts. PHI refers to these wholesale supply operations as Merchant Generation. Conectiv Energy had a power supply agreement under which it provided DPL with all of the electric power needed for distribution to its Default Electricity Supply customers in Delaware. The commitment to supply DPL Delaware customers ended on April 30, 2006. Conectiv Energy also supplies electric power to satisfy a portion of ACE's Default Electricity Supply load and DPL's Delaware, Maryland, and Virginia Default Electricity Supply load, as well as Default Electricity Supply load shares of other mid-Atlantic utilities. PHI refers to the supply of energy by Conectiv Energy to utilities to fulfill their Default Electricity Supply obligations as Full Requirements Load Service. Conectiv Energy obtains the electricity required to meet its Merchant Generation and Full Requirements Load Service power supply obligations from its own generation plants, under bilateral contract purchases from other wholesale market participants and from purchases in the PJM wholesale market. Conectiv Energy also sells natural gas and fuel oil to very large end-users and to wholesale market participants under bilateral agreements. PHI refers to these sales operations as Other Power, Oil & Gas Marketing.

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

     In order to lower its financial exposure related to commodity price fluctuations, Conectiv Energy entered into an agreement consisting of a series of energy contracts with an international investment banking firm. This agreement was designed to hedge approximately 50% of Conectiv Energy's generation output and approximately 50% of its supply obligations, with the intention of providing Conectiv Energy with a more predictable earnings stream during the term of the agreement. This agreement consisted of two major components: (i) a fixed price energy supply hedge that was used to reduce Conectiv Energy's financial exposure under its current Default Electricity Supply commitment to DPL which ended on April 30, 2006, and (ii) a generation off-take agreement under which Conectiv Energy received a fixed monthly payment from the counterparty, and the counterparty received the profit realized from the sale of approximately 50% of the electricity generated by Conectiv Energy's plants (excluding the Edge Moor facility). The generation off-take agreement terminated on May 31, 2006.

     Conectiv Energy has taken steps to hedge its generation output and supply obligations after May 2006 by entering into various new standard product supply agreements, full requirement supply contracts, bilateral energy and capacity sales agreements and various fuel and power supply transactions.

The Competitive Energy business, like the Power Delivery business, is seasonal, and therefore weather patterns can have a material impact on operating results.

     Through its subsidiary, Potomac Capital Investment Corporation (PCI), PHI maintains a portfolio of cross-border energy sale-leaseback transactions with a book value at June 30, 2006 of approximately $1.3 billion. This activity constitutes a fourth operating segment, which is designated as "Other Non-Regulated," for financial reporting purposes.

     For additional information including information about PHI's business strategy refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in PHI's Form 10-K for the year ended December 31, 2005.

EARNINGS OVERVIEW
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

     PHI's net income for the three months ended June 30, 2006 was $51.2 million, or $.27 per share, compared to $66.4 million, or $.35 per share, for the three months ended June 30, 2005 and is set forth in the table below (millions of dollars):

	Three Months Ended June 30,
	2006	2005	Change

Power Delivery	$ 48.0	$ 51.6	$ (3.6)
Conectiv Energy	1.6	12.4	(10.8)
Pepco Energy Services	8.2	9.2	(1.0)
Other Non-Regulated	18.6	7.1	11.5
Corporate & Other	(25.2)	(13.9)	(11.3)
Total PHI Net Income	$ 51.2	$ 66.4	$ (15.2)

     In the second quarter of 2006, PHI resolved certain, but not all, tax matters that were raised in Internal Revenue Service (IRS) audits related to the 2001 and 2002 tax years. Adjustments recorded during the second quarter of 2006 related to these resolved tax matters resulted in an increase in net income of $6.3 million ($2.5 million for Power Delivery and $5.4 million for Other Non-Regulated, partially offset by an unfavorable $1.6 million impact in Corporate and Other). To the extent that the matters resolved related to tax contingencies from the Conectiv heritage companies that existed at the August, 2002 merger date, in accordance with accounting rules, an additional adjustment of $9.1 million ($3.1 million related to Power Delivery and $6.0 million related to Other Non-Regulated) has been recorded in Corporate and Other to eliminate the tax benefits recorded by the Lines of Business against the goodwill balance that resulted from the merger.

Discussion of Segment Net Income Variances:

     Power Delivery's earnings were $3.6 million lower primarily due to the following: (i) a $7.5 million decrease in earnings due to lower regulated transmission and distribution (T&D) sales (the impact of milder weather - electric Heating Degree Days decreased by 31% and gas Heating Degree Days decreased by 28% as compared to 2005. Additionally, there was a change in customer load weather adjusted - residential GWh sales decreased by 4.1% while weather adjusted commercial GWh sales increased by 2.6%), (ii) $3.1 million increase in operation and maintenance expenses (primarily professional fees related to tax matters and electric system emergency restoration and maintenance activity), and (iii) $2.9 million of lower earnings from other items; partially offset by (iv) an unbilled revenue adjustment that reduced 2005 earnings by $7.4 million, and (v) $2.5 million favorable tax audit adjustments.

     Conectiv Energy's earnings were $10.8 million lower primarily due to the following: (i) a $10.2 million decrease in Merchant Generation earnings as a result of 15% lower generation output due to milder weather and higher fuel oil prices resulted in lower run-time and operating margins, and (ii) $5.1 million increase in operation and maintenance expenses attributable to the timing of plant maintenance and a software rights dispute settlement; partially offset by (iii) $2.8 million increase in Full Requirements Load Service earnings as a result of new higher margin Default Electricity Supply contracts in Delaware and Maryland and (iv) $2.6 million increase related to Other Power, Oil & Gas Marketing Services.

     Pepco Energy Services' earnings were $1.0 million lower primarily due to the following: (i) a $2.3 million decrease in earnings from the Benning and Buzzard power plants (as a result of 84% lower generation output due to milder weather and higher fuel oil prices), partially offset by (ii) $1.0 million increase in earnings from the retail commodity business primarily due to more favorable supply costs.

     Other Non-Regulated earnings were $11.5 million higher primarily due to the following: (i) $5.4 million favorable tax audit adjustments, (ii) $5.1 million increase from favorable valuation adjustments to the investment portfolio, and (iii) $1.0 million in lower interest expense.

     Corporate and Other earnings were $11.3 million lower primarily due to $10.7 million of tax audit adjustments ($9.1 million, as mentioned above, of tax benefits were recorded in the Lines of Business and eliminated in consolidation through Corporate and Other).

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
PHI's net income for the six months ended June 30, 2006 was $108.0 million, or $.56 per share, compared to $121.1 million, or $.64 per share, for the six months ended June 30, 2005.
Net income for 2006 included the credit (charge) set forth below (which are presented net of tax and in millions of dollars). The segment that recognized the credit (charge) is also indicated. 108
•	Conectiv Energy
	Gain on disposition of assets associated with a cogeneration facility	$ 7.9
•	Pepco Energy Services
	Impairment loss on certain energy services business assets	$(4.1)
Net income for 2005 included the favorable impact of $5.1 million (net of tax) related to the ACE base rate case settlement.
Excluding the items listed above, net income would have been $104.2 million in 2006 and $116.0 million in 2005.
PHI's net income for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, is set forth in the table below (millions of dollars):

	Six Months Ended June 30,
	2006	2005	Change

Power Delivery	$ 85.6	$101.6	$ (16.0)
Conectiv Energy	18.7	16.9	1.8
Pepco Energy Services	13.7	11.8	1.9
Other Non-Regulated	28.2	19.7	8.5
Corporate & Other	(38.2)	(28.9)	(9.3)
Total PHI Net Income	$108.0	$121.1	$ (13.1)

Discussion of Segment Net Income Variances:

     Power Delivery's earnings were $16.0 million lower primarily due to the following: (i) a $13.9 million decrease in earnings due to lower regulated T&D sales (primarily the impact of milder weather - electric Heating Degree Days decreased by 18% and gas Heating Degree Days decreased by 17% as compared to 2005), (ii) $7.0 million increase in operation and maintenance expenses (primarily increased electric system emergency restoration and maintenance activity), (iii) $5.1 million decrease in earnings the result of the reversal of restructuring reserves associated with the ACE base rate case settlement in 2005, and (iv) $2.8 million lower earnings from other items; partially offset by (v) an unfavorable revenue adjustment that reduced 2005 earnings by $7.4 million, (vi) $2.9 million increase in Default Electricity Supply margins primarily as a result of higher procurement costs for the period January 22, 2005 to February 8, 2005 (which represents the period between the expiration of certain transition power agreements between Pepco and Mirant and commencement of the fully compensatory standard offer service (SOS) rates in the District of Columbia), and (vii) $2.5 million favorable tax audit adjustments.

     Conectiv Energy's earnings were $1.8 million higher primarily due to the following: (i) $7.9 million gain on the disposition of assets associated with a cogeneration facility, (ii) $7.0 million increase related to Other Power, Oil & Gas Marketing Services due primarily to higher wholesale gas and oil margins, and (iii) $2.8 million decrease in depreciation as a result of an asset useful life study; partially offset by (iv) $7.2 million increase in operation and maintenance expenses attributable primarily to increased plant maintenance and a software rights dispute settlement, (v) $4.8 million decrease in Full Requirements Load Service earnings as a result of higher costs in meeting POLR load obligations due to less favorable hedges, (vi) $1.4 million decrease in Merchant Generation earnings, which resulted primarily from 27% lower generation output due to milder weather and higher fuel oil prices resulted in lower run-time and operating margins; partially offset by favorable hedges, and (vii) $2.5 million decrease in earnings from other, net activity.

     Pepco Energy Services' earnings were $1.9 million higher primarily due to the following: (i) $6.0 million increase in earnings from its retail commodity business primarily due to more favorable supply costs and gains on the sale of excess energy supply, and (ii) $2.9 million increase in earnings from the energy services activities, including thermal energy sales, due to higher revenues and margins and lower operating expenses; partially offset by (iii) $4.1 million impairment loss on certain energy services business assets, and (iv) $2.2 million decrease in earnings from the Benning and Buzzard power plants as a result of 74% lower generation output due to milder weather and higher fuel oil prices.

     Other Non-Regulated earnings were $8.5 million higher primarily due to the following: (i) $5.4 million due to favorable tax audit adjustments, (ii) $6.1 million increase from favorable valuation adjustments to the investment portfolio, and (iii) $1.8 million decrease in interest expense; partially offset by (iv) a $4.8 million gain on the sale of PCI's Solar Electric Generation Stations (SEGS) investment in 2005.

     Corporate and Other earnings were $11.3 million lower primarily due to $10.7 million of tax audit adjustments ($9.1 million, as mentioned above, of tax benefits were recorded in the Lines of Business and eliminated in consolidation through Corporate and Other).

CONSOLIDATED RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. All amounts in the tables (except sales and customers) are in millions.

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005
Operating Revenue
A detail of the components of PHI's consolidated operating revenues is as follows:
	Three Months Ended June 30,
	2006	2005	Change
Power Delivery	$1,179.4	$981.6	$197.8
Conectiv Energy	514.2	584.2	(70.0)
Pepco Energy Services	347.5	320.9	26.6
Other Non-Regulated	28.3	21.2	7.1
Corporate and Other	(152.8)	(187.7)	34.9
Total Operating Revenue	$1,916.6	$1,720.2	$196.4

110
Power Delivery Business
The following table categorizes Power Delivery's operating revenue by type of revenue.
	Three Months Ended June 30,
	2006	2005	Change
Regulated T&D Electric Revenue	$370.3	$374.0	$(3.7)
Default Supply Revenue	745.5	547.3	198.2
Other Electric Revenue	14.1	12.8	1.3
Total Electric Operating Revenue	1,129.9	934.1	195.8

Regulated Gas Revenue	35.7	35.2	.5
Other Gas Revenue	13.8	12.3	1.5
Total Gas Operating Revenue	49.5	47.5	2.0

Total Power Delivery Operating Revenue	$1,179.4	$981.6	$197.8

Regulated T&D Electric Revenue consists of revenue from the transmission and the delivery of electricity to PHI's customers within its service territories at regulated rates.

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
Other Gas Revenue consists of off-system natural gas sales and the release of excess system capacity.
Electric Operating Revenue
Regulated T&D Electric Revenue	Three Months Ended June 30,
	2006	2005	Change

Residential	$122.1	$134.0	$(11.9)
Commercial	180.0	170.7	9.3
Industrial	7.8	8.8	(1.0)
Other (Includes PJM)	60.4	60.5	(.1)
Total Regulated T&D Electric Revenue	$370.3	$374.0	$(3.7)

111

Regulated T&D Electric Sales (GWh)	Three Months Ended June 30,
	2006	2005	Change

Residential	3,434	3,618	(184)
Commercial	7,116	6,824	292
Industrial	1,063	1,103	(40)
Other	57	57	-
Total Regulated T&D Electric Sales	11,670	11,602	68

Regulated T&D Electric Customers (000s)	Three Months Ended June 30,
	2006	2005	Change

Residential	1,598	1,576	22
Commercial	196	193	3
Industrial	2	2	-
Other	2	2	-
Total Regulated T&D Electric Customers	1,798	1,773	25

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

     Regulated T&D Electric Revenue decreased by $3.7 million primarily due to the following: (i) a $4.3 million decrease in other sales and rate variances, primarily average rate variances due to lower residential sales and higher commercial sales, (ii) a $4.1 million decrease due to lower weather-related sales, the result of a 30.9% decrease in Heating Degree Days offset by a 3.0% increase in Cooling Degree Days in 2006, (iii) $3.5 million decrease due to a change in Delaware rate structure effective May 1, 2006, which shifted revenue from T&D to Default Supply Revenue, primarily offset by (iv) $5.2 million increase due to an adjustment for estimated unbilled revenues in DPL and ACE in the second quarter 2005, primarily reflecting higher estimated power line losses, and (v) $3.2 million increase in sales due to customer growth of 1.4%.

Default Electricity Supply
Default Supply Revenue	Three Months Ended June 30,
	2006	2005	Change

Residential	$277.9	$228.4	$49.5
Commercial	362.9	208.6	154.3
Industrial	30.3	31.5	(1.2)
Other (Includes PJM)	74.4	78.8	(4.4)
Total Default Supply Revenue	$745.5	$547.3	$198.2

Default Electricity Supply Sales (GWh)	Three Months Ended June 30,
	2006	2005	Change

Residential	3,339	3,506	(167)
Commercial	4,293	3,110	1,183
Industrial	449	497	(48)
Other	39	44	(5)
Total Default Electricity Supply Sales	8,120	7,157	963

Default Electricity Supply Customers (000s)	Three Months Ended June 30,
	2006	2005	Change

Residential	1,569	1,537	32
Commercial	184	177	7
Industrial	1	2	(1)
Other	2	2	-
Total Default Electricity Supply Customers	1,756	1,718	38

     Default Supply Revenue increased by $198.2 million primarily due to the following: (i) $126.7 million in higher retail energy rates, primarily resulting from market based rates beginning in Delaware in May 2006 and annual increases throughout the period in the District of Columbia, Maryland, and New Jersey (partially offset in Fuel and Purchased Energy expense), (ii) $60.0 million increase due to higher load in 2006, (iii) $11.2 million increase due to an adjustment for estimated unbilled revenues in DPL and ACE in the second quarter 2005, primarily reflecting higher estimated power line losses, (iv) $6.8 million increase in sales due to customer growth, the result of a 1.4% increase in the number of customers in 2006, (v) $4.2 million increase in other sales and rate variances, (vi) $3.5 million increase due to a change in Delaware rate structure effective May 1, 2006, which shifted revenue from T&D to Default Supply Revenue, offset by (vii) $8.2 million decrease due to weather-related sales, the result of 30.9% decrease in Heating Degree Days offset by a 3.0% increase in Cooling Degree Days in 2006, and (viii) $6.1 million decrease in wholesale energy revenues from sales of generated and purchased energy in PJM (included in other) due to lower market prices in second quarter 2006.

Gas Operating Revenue
Regulated Gas Revenue	Three Months Ended June 30,
	2006	2005	Change

Residential	$19.4	$21.2	$(1.8)
Commercial	12.4	10.5	1.9
Industrial	2.6	2.4	.2
Transportation and Other	1.3	1.1	.2
Total Regulated Gas Revenue	$35.7	$35.2	$.5

Regulated Gas Sales (Bcf)	Three Months Ended June 30,
	2006	2005	Change

Residential	.8	1.0	(.2)
Commercial	.5	.7	(.2)
Industrial	.2	.2	-
Transportation and Other	1.4	1.2	.2
Total Regulated Gas Sales	2.9	3.1	(.2)

Regulated Gas Customers (000s)	Three Months Ended June 30,
	2006	2005	Change

Residential	111	109	2
Commercial	9	9	-
Industrial	-	-	-
Transportation and Other	-	-	-
Total Regulated Gas Customers	120	118	2

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

     Regulated Gas Revenue increased by $.5 million primarily due to (i) $7.5 million increase in the Gas Cost Rate (GCR) effective November 2005, due to higher natural gas commodity costs (primarily offset in Gas purchased expense), offset by (ii) $4.5 million decrease due to lower weather-related sales, as a result of a 28.3% decrease in Heating Degree Days in 2006, and (iii) $2.5 million decrease in other sales and rate variances, primarily customer usage.

     Other Gas Revenue increased by $1.5 million to $13.8 million in 2006 from $12.3 million in 2005 primarily due to higher off-system sales (partially offset in Fuel and Purchased Energy and Other Services Costs of Sales).

Competitive Energy Businesses
Conectiv Energy
The following table divides Conectiv Energy's operating revenues among its major business activities.
	Three Months Ended June 30,
	2006	2005	Change
Merchant Generation	$241.6	$230.2	$11.4
Full Requirements Load Service	76.3	92.3	(16.0)
Other Power, Oil and Gas Marketing Services	196.3	261.7	(65.4)
Total Conectiv Energy Operating Revenue	$514.2	$584.2	$(70.0)

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

Total Conectiv Energy Operating Revenue includes $150.2 million and $186.2 million of affiliate transactions for the three months ended June 30, 2006 and 2005, respectively.

     The impact of revenue changes with respect to the Conectiv Energy component of the Competitive Energy business are encompassed within the discussion below under the heading "Conectiv Energy Gross Margin."

Pepco Energy Services
The following table presents Pepco Energy Services' operating revenues.
	Three Months Ended June 30,
	2006	2005	Change
Pepco Energy Services	$347.5	$320.9	$26.6

115

     The increase in Pepco Energy Services' operating revenues of $26.6 million is primarily due to (i) an increase of $26.7 million as a result of higher electric prices in the 2006 quarter, (ii) an increase of $17.3 million due to higher energy services project revenues in 2006 as the result of increased construction activity; partially offset by (iii) a decrease of $8.9 million due to lower retail natural gas sales in 2006 driven by milder weather, and (iv) a decrease of $7.2 million as a result of reduced electricity generation in 2006 due to milder weather.

Operating Expenses
Fuel and Purchased Energy and Other Services Cost of Sales
A detail of PHI's consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:
	Three Months Ended June 30,
	2006	2005	Change
Power Delivery	$763.7	$569.7	$194.0
Conectiv Energy	460.5	519.2	(58.7)
Pepco Energy Services	315.2	287.5	27.7
Corporate and Other	(151.2)	(186.3)	35.1
Total	$1,388.2	$1,190.1	$198.1

Power Delivery Business

     Power Delivery's Fuel and Purchased Energy costs increased by $194.0 million, primarily due to: (i) $135.6 million increase in average energy costs, resulting from higher cost Default Electricity Supply purchase contracts beginning primarily in June 2006 and 2005, (ii) $53.3 million increase due to higher Default Electricity Supply load in 2006, (iii) $3.2 million in increased gas commodity costs, and (iv) $1.6 million increase in other sales and rate variances (partially offset in Default Supply Revenue).

Competitive Energy Business
Conectiv Energy
The following table divides Conectiv Energy's Fuel and Purchased Energy and Other Services Cost of Sales among its major business activities.
	Three Months Ended June 30,
	2006	2005	Change
Merchant Generation	$203.7	$174.5	$29.2
Full Requirements Load Service	62.0	83.4	(21.4)
Other Power, Oil and Gas Marketing Services	194.8	261.3	(66.5)
Total Conectiv Energy Fuel and Purchased Energy and Other Services Cost of Sales	$460.5	$519.2	$(58.7)

116
The totals presented include $47.1 million and $54.3 million of affiliate transactions for the three months ended June 30, 2006 and 2005, respectively.

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

	Three Months Ended June 30,
	2006	2005	Change
Megawatt Hour Supply (Megawatt Hours)
Merchant Generation output sold into market	826,909	971,127	(144,218)

Operating Revenue:
Merchant Generation	$ 241.6	$ 230.2	$ 11.4
Full Requirements Load Service	76.3	92.3	(16.0)
Other Power, Oil, and Gas Marketing	196.3	261.7	(65.4)
Total Operating Revenue	$ 514.2	$ 584.2	$ (70.0)

Cost of Sales:
Merchant Generation	$ 203.7	$ 174.5	$ 29.2
Full Requirements Load Service	62.0	83.4	(21.4)
Other Power, Oil, and Gas Marketing	194.8	261.3	(66.5)
Total Cost of Sales	$ 460.5	$ 519.2	$ (58.7)

Gross Margin:
Merchant Generation	$ 37.9	$ 55.7	$ (17.8)
Full Requirements Load Service	14.3	8.9	5.4
Other Power, Oil and Gas Marketing	1.5	.4	1.1
Total Gross Margin	$ 53.7	$ 65.0	$ (11.3)

Milder weather and higher fuel oil prices during the second quarter of 2006 resulted in lower run-time and operating margins. Hedging gains offset some of the lost run-time in 2006.

     The increase in Full Requirements Load Service gross margin was primarily driven by new load contracts and billing true-ups at the conclusion of the Conectiv Energy's Delaware POLR contract. Full Requirements Load Service is hedged by both contract purchases with third parties and by the output of the generation plants operated by Conectiv Energy.

     The increase in Other Power, Oil and Gas Marketing gross margin resulted from increased margins of $4.5 million primarily oil marketing, coal sales, and an increase in real-time power sales margin, partially offset by $2.9 million in the power plant operating services business.

Pepco Energy Services
The following table presents Pepco Energy Services' Fuel and Purchased Energy and Other Services cost of sales.
	Three Months Ended June 30,
	2006	2005	Change
Pepco Energy Services	$315.2	$287.5	$27.7

     The increase in Pepco Energy Services' fuel and purchased energy and other services cost of sales of $27.7 million resulted from (i) a $24.6 million increase in purchases of electricity at higher prices in the 2006 quarter to serve retail customer load, (ii) an increase of $16.8 million for energy services projects in 2006 due to increased construction activity; partially offset by (iii) a decrease of $8.1 million for purchases of natural gas in the 2006 quarter due to lower volumes driven by milder weather, and (iv) a $4.5 million decrease in electricity generation costs in 2006 due to reduced generation driven by milder weather and higher fuel oil prices.

Other Operation and Maintenance
A detail of PHI's other operation and maintenance expense is as follows:
	Three Months Ended June 30,
	2006	2005	Change
Power Delivery	$161.9	$149.0	$12.9
Conectiv Energy	33.3	24.9	8.4
Pepco Energy Services	15.1	15.0	.1
Other Non-Regulated	1.6	2.5	(.9)
Corporate and Other	(2.4)	(2.4)	-
Total	$209.5	$189.0	$20.5

     The increase in Other Operation and Maintenance of $20.5 million to $209.5 million in the 2006 quarter from $189.0 million in the 2005 quarter was primarily due to (i) $6.1 million increase in Default Electricity Supply expense (primarily deferred and recoverable), (ii) $4.3 million in increased generation maintenance expenses, (iii) $4.2 million increase in professional fees, (iv) $3.1 million of legal and settlement costs related to a software rights dispute settlement, (v) $2.0 million increase due to a deferred compensation adjustment, (vi) $1.0 million increase in electric maintenance expenses, and (vii) $.9 million increase in emergency restoration.

Other Taxes

     Other Taxes increased by $5.6 million to $82.6 million in 2006, from $77.0 million in 2005. The increase was primarily due to higher surcharge and gross receipts taxes, primarily the result of rate increases in 2005 (partially offset in Regulated T&D Electric Revenue).

Deferred Electric Service Costs

     Deferred Electric Service Costs, which relates only to ACE, decreased by $11.4 million to a credit of $29.6 million in 2006 from a credit of $18.2 million in 2005. The decrease represents net under-recovery associated with New Jersey BGS, NUGS, market transition charges and other restructuring items. At June 30, 2006, ACE's balance sheet included as a regulatory liability an over-recovery of $47.2 million with respect to these items, which is net of a $48.0 million reserve for items disallowed by the New Jersey Board of Public Utilities (NJBPU) in a ruling that is under appeal.

Other Income (Expenses)

    Other Expenses (which are net of other income) decreased by $2.3 million to $72.5 million for the three months ended June 30, 2006 from $74.8 million for the same period in 2005, primarily due to an $8.0 million gain recognized in 2005 from the sale of the SEGS, partially offset by a $2.4 million decrease in expenses and improved investment performance.

Income Tax Expense

     PHI's effective tax rate for the three months ended June 30, 2006 was 43% as compared to the federal statutory rate of 35%. The major reasons for the difference between the effective tax rate and the statutory tax rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities for prior tax years subject to audit and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of Deferred Investment Tax Credits and tax benefits related to certain leveraged leases.

     PHI's effective tax rate for the three months ended June 30, 2005 was 39% as compared to the federal statutory rate of 35%. The major reasons for the difference between the effective tax rate and the statutory tax rate were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of Deferred Investment Tax Credits and tax benefits related to certain leveraged leases.

     The accompanying results of operations discussion is for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. All amounts in the tables (except sales and customers) are in millions.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
Operating Revenue
A detail of the components of PHI's consolidated operating revenues is as follows: 119
	Six Months Ended June 30,
	2006	2005	Change
Power Delivery	$2,354.2	$2,080.0	$274.2
Conectiv Energy	1,065.5	1,093.6	(28.1)
Pepco Energy Services	717.2	673.8	43.4
Other Non-Regulated	49.2	42.3	6.9
Corporate and Other	(317.6)	(370.7)	53.1
Total Operating Revenue	$3,868.5	$3,519.0	$349.5

Power Delivery Business
The following table categorizes Power Delivery's operating revenue by type of revenue.
	Six Months Ended June 30,
	2006	2005	Change
Regulated T&D Electric Revenue	$740.5	$749.3	$(8.8)
Default Supply Revenue	1,425.5	1,143.9	281.6
Other Electric Revenue	28.3	28.3	-
Total Electric Operating Revenue	2,194.3	1,921.5	272.8

Regulated Gas Revenue	135.6	127.2	8.4
Other Gas Revenue	24.3	31.3	(7.0)
Total Gas Operating Revenue	159.9	158.5	1.4

Total Power Delivery Operating Revenue	$2,354.2	$2,080.0	$274.2

Regulated T&D Electric Revenue consists of revenue from the transmission and the delivery of electricity to PHI's customers within its service territories at regulated rates.

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
Other Gas Revenue consists of off-system natural gas sales and the release of excess system capacity. 120
Electric Operating Revenue
Regulated T&D Electric Revenue	Six Months Ended June 30,
	2006	2005	Change

Residential	$260.5	$280.1	$(19.6)
Commercial	336.0	331.0	5.0
Industrial	16.2	18.2	(2.0)
Other (Includes PJM)	127.8	120.0	7.8
Total Regulated T&D Electric Revenue	$740.5	$749.3	$(8.8)

Regulated T&D Electric Sales (GWh)	Six Months Ended June 30,
	2006	2005	Change

Residential	7,922	8,413	(491)
Commercial	13,590	13,517	73
Industrial	2,044	2,123	(79)
Other	126	126	-
Total Regulated T&D Electric Sales	23,682	24,179	(497)

Regulated T&D Electric Customers (000s)	Six Months Ended June 30,
	2006	2005	Change

Residential	1,598	1,576	22
Commercial	196	193	3
Industrial	2	2	-
Other	2	2	-
Total Regulated T&D Electric Customers	1,798	1,773	25

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
121

     Regulated T&D Electric Revenue decreased by $8.8 million primarily due to the following: (i) $18.0 million decrease due to lower weather-related sales, the result of a 17.7% decrease in Heating Degree Days, offset by 3.8% increase in Cooling Degree Days in 2006, (ii) $7.5 million decrease in other sales and rate variances, primarily sales variances due to lower residential sales, (iii) $3.5 million decrease due to a change in Delaware rate structure effective May 1, 2006, which shifted revenue from T&D to DSR, offset by (iv) $7.9 million increase in PJM revenues due to an increase in PJM zonal transmission rates, (v) $7.3 million increase in sales due to customer growth, the result of a 1.4% increase in 2006, and (vi) $5.2 million increase due to an adjustment for estimated unbilled revenues in DPL and ACE in the second quarter 2005, primarily reflecting higher estimated power line losses.

Default Electricity Supply
Default Supply Revenue	Six Months Ended June 30,
	2006	2005	Change

Residential	$553.4	$492.1	$61.3
Commercial	642.6	425.3	217.3
Industrial	61.8	60.4	1.4
Other (Includes PJM)	167.7	166.1	1.6
Total Default Supply Revenue	$1,425.5	$1,143.9	$281.6

Default Electricity Supply Sales (GWh)	Six Months Ended June 30,
	2006	2005	Change

Residential	7,718	8,096	(378)
Commercial	8,448	7,075	1,373
Industrial	951	979	(28)
Other	76	96	(20)
Total Default Electricity Supply Sales	17,193	16,246	947

Default Electricity Supply Customers (000s)	Six Months Ended June 30,
	2006	2005	Change

Residential	1,569	1,537	32
Commercial	184	177	7
Industrial	1	2	(1)
Other	2	2	-
Total Default Electricity Supply Customers	1,756	1,718	38

     Default Supply Revenue increased by $281.6 million primarily due to the following: (i) $200.0 million in higher retail energy rates, primarily resulting from market based rates beginning in Delaware May 2006 and annual increases throughout the period in District of Columbia, Maryland, and New Jersey (partially offset in Fuel and Purchased Energy expense), (ii) $87.4 million increase due to higher load in 2006, (iii) $14.0 million increase due to customer growth, the result of a 2.2% increase in 2006, (iv) $11.2 million increase due to an adjustment for estimated unbilled revenues in DPL and ACE in the second quarter 2005, primarily reflecting higher estimated power line losses, (v) $3.5 million increase due to a change in Delaware rate structure effective May 1, 2006, which shifted revenue from T&D to DSR, offset by (vi) $32.7 million decrease due to weather-related sales, the result of 17.7% decrease in Heating Degree Days, offset by 3.8% increase in Cooling Degree Days in 2006, and (vii) $2.6 million decrease in other sales and rate variances.

Gas Operating Revenue
Regulated Gas Revenue	Six Months Ended June 30,
	2006	2005	Change

Residential	$79.3	$77.3	$2.0
Commercial	47.9	41.9	6.0
Industrial	5.8	5.6	.2
Transportation and Other	2.6	2.4	.2
Total Regulated Gas Revenue	$135.6	$127.2	$8.4

Regulated Gas Sales (Bcf)	Six Months Ended June 30,
	2006	2005	Change

Residential	4.2	5.4	(1.2)
Commercial	2.6	3.4	(.8)
Industrial	.4	.5	(.1)
Transportation and Other	3.1	3.1	-
Total Regulated Gas Sales	10.3	12.4	(2.1)

Regulated Gas Customers (000s)	Six Months Ended June 30,
	2006	2005	Change

Residential	111	109	2
Commercial	9	9	-
Industrial	-	-	-
Transportation and Other	-	-	-
Total Regulated Gas Customers	120	118	2

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
123

     Regulated Gas Revenue increased by $8.4 million primarily due to (i) $29.8 million increase in the GCR effective November 2005, due to higher natural gas commodity costs (primarily offset in Gas purchased expense), offset by (ii) $16.2 million decrease due to lower weather-related sales, as a result of a 16.9% decrease in Heating Degree Days in 2006, and (iii) $5.2 million decrease in other sales and rate variances, primarily customer usage.

     Other Gas Revenue decreased by $7.0 million to $24.3 million in 2006 from $31.3 million in 2005 primarily due to a decrease in off-system sales (partially offset in Fuel and Purchased Energy and Other Services Cost of Sales).

Competitive Energy Businesses
Conectiv Energy
The following table divides Conectiv Energy's operating revenues among its major business activities.
	Six Months Ended June 30,
	2006	2005	Change
Merchant Generation	$535.9	$477.9	$58.0
Full Requirements Load Service	149.6	146.7	2.9
Other Power, Oil and Gas Marketing Services	380.0	469.0	(89.0)
Total Conectiv Energy Operating Revenue	$1,065.5	$1,093.6	$(28.1)

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

Total Conectiv Energy Operating Revenue includes $314.6 million and $368.8 million of affiliate transactions for the six months ended June 30, 2006 and 2005, respectively.

     The impact of revenue changes with respect to the Conectiv Energy component of the Competitive Energy business are encompassed within the discussion below under the heading "Conectiv Energy Gross Margin."

Pepco Energy Services
The following table presents Pepco Energy Services' operating revenues.
124
	Six Months Ended June 30,
	2006	2005	Change
Pepco Energy Services	$717.2	$673.8	$43.4

     The increase in Pepco Energy Services' operating revenues of $43.4 million is primarily due to (i) an increase of $41.8 million as the result of higher electric prices in 2006, (ii) a decrease of $30.7 million as the result of lower retail natural gas sales in 2006 driven by milder weather, (iii) an increase of $40.8 million due to higher energy services project revenues in 2006 that resulted from increased construction activity, and (iv) a decrease of $6.0 million as the result of reduced electricity generation in 2006 due to milder weather and higher fuel oil prices.

Operating Expenses
Fuel and Purchased Energy and Other Services Cost of Sales
A detail of PHI's consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:
	Six Months Ended June 30,
	2006	2005	Change
Power Delivery	$1,486.3	$1,221.9	$264.4
Conectiv Energy	954.4	981.7	(27.3)
Pepco Energy Services	647.6	613.1	34.5
Corporate and Other	(315.4)	(367.7)	52.3
Total	$2,772.9	$2,449.0	$323.9

Power Delivery Business

     Power Delivery's Fuel and Purchased Energy costs increased by $264.4 million, primarily due to: (i) $203.8 million increase in higher average energy costs, resulting from higher cost Default Electricity Supply contracts implemented primarily in June 2006 and 2005, (ii) $78.6 million increase due to higher Default Electricity Supply load in 2006, (iii) $6.8 million primarily in increased gas commodity costs, offset by (iv) $24.9 million decrease in sales and rate variances, primarily due to weather and customer usage (partially offset in Default Supply Revenue).

Competitive Energy Business
Conectiv Energy
The following table divides Conectiv Energy's Fuel and Purchased Energy and Other Services Cost of Sales among its major business activities.
125
	Six Months Ended June 30,
	2006	2005	Change
Merchant Generation	$428.3	$367.2	$61.1
Full Requirements Load Service	155.8	145.5	10.3
Other Power, Oil and Gas Marketing Services	370.3	469.0	(98.7)
Total Conectiv Energy Fuel and Purchased Energy and Other Services Cost of Sales	$954.4	$981.7	$(27.3)

The totals presented include $83.0 million and $104.9 million of affiliate transactions for the six months ended June 30, 2006 and 2005, respectively.

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

	Six Months Ended June 30,
	2006	2005	Change
Megawatt Hour Supply (Megawatt Hours)
Merchant Generation output sold into market	1,630,252	2,245,793	(615,541)

Operating Revenue:
Merchant Generation	$ 535.9	$ 477.9	$ 58.0
Full Requirements Load Service	149.6	146.7	2.9
Other Power, Oil, and Gas Marketing	380.0	469.0	(89.0)
Total Operating Revenue	$1,065.5	$1,093.6	$ (28.1)

Cost of Sales:
Merchant Generation	$ 428.3	$ 367.2	$ 61.1
Full Requirements Load Service	155.8	145.5	10.3
Other Power, Oil, and Gas Marketing	370.3	469.0	(98.7)
Total Cost of Sales	$ 954.4	$ 981.7	$ (27.3)

Gross Margin:
Merchant Generation	$ 107.6	$ 110.7	$ (3.1)
Full Requirements Load Service	(6.2)	1.2	(7.4)
Other Power, Oil and Gas Marketing	9.7	-	9.7
Total Gross Margin	$ 111.1	$ 111.9	$ (.8)

126

     The decrease in Merchant Generation output during the first six months of 2006, compared to the same period in 2005, was primarily due to milder winter weather. Hedging gains made up for most of the reduced margins due to lower run-time in 2006.

     The decrease in Full Requirements Load Service gross margin during the first six months of 2006, compared to the same period in 2005, resulted from less favorable contract load hedges in the portfolio. Full Requirements Load Service is hedged by both contract purchases with third parties and by the output of the generation plants operated by Conectiv Energy.

     The increase in Other Power, Oil and Gas Marketing gross margin resulted from increased margins on wholesale natural gas sales of $4.9 million, increased margins on oil marketing of $3.1 million, an increase in coal sales of $1.7 million, an increase in real-time power margins of $2.0 million, partially offset by lower margins of $1.8 million in power plant operating services business and $2.0 million other.

Pepco Energy Services
The following table presents Pepco Energy Services' Fuel and Purchased Energy and Other Services cost of sales.
	Six Months Ended June 30,
	2006	2005	Change
Pepco Energy Services	$647.6	$613.1	$34.5

     The increase in Pepco Energy Services' fuel and purchased energy and other services cost of sales of $34.5 million resulted from (i) a $29.6 million increase due to higher purchases of electricity at higher prices in the 2006 period to serve retail customer load, (ii) a decrease of $28.9 million due to lower volumes of natural gas purchased in 2006 due to milder weather, (iii) an increase of $39.6 million due to higher energy services project revenues in 2006 due to increased construction activity, and (iv) a decrease of $3.7 million in electricity generation costs in 2006 due to milder weather and higher fuel oil prices.

Other Operation and Maintenance
A detail of PHI's other operation and maintenance expense is as follows:
	Six Months Ended June 30,
	2006	2005	Change
Power Delivery	$322.7	$299.7	$23.0
Conectiv Energy	57.6	45.6	12.0
Pepco Energy Services	33.4	34.2	(.8)
Other Non-Regulated	3.1	3.4	(.3)
Corporate and Other	(2.9)	(3.8)	.9
Total	$413.9	$379.1	$34.8

127

     The increase in Other Operation and Maintenance increased by $34.8 million to $413.9 million in the 2006 six month period from $379.1 million in the 2005 six month period. The increase was primarily due to (i) $11.1 million increase in Default Electricity Supply expense (primarily deferred and recoverable), (ii) $8.0 million in increased generation maintenance expenses, (iii) $5.6 million increase in emergency restoration costs, (iv) $4.8 million increase in electric system maintenance expenses, (v) $4.2 million increase in professional fees, (vi) $3.6 million in legal and dispute settlement costs related to a new software system, (vii) $2.2 million increase primarily due to an environmental coal gas liability, offset by (viii) $2.2 million decrease in T&D insurance, and (ix) $1.9 million decrease in bad debt expenses due to an adjustment to the reserve for uncollectible accounts.

Other Taxes

     Other Taxes increased by $6.2 million to $164.0 million in the 2006 six month period, from $157.8 million in the 2005 six month period. The increase was primarily due to (i) $4.2 million higher gross receipts taxes, primarily the result of an increase in revenue in 2006 over 2005 (offset in Regulated T&D Electric Revenue), and (ii) $2.0 million higher property taxes.

Deferred Electric Service Costs

     Deferred Electric Service Costs decreased by $11.0 million to a credit of $10.2 million in 2006 from a debit of $.8 million in 2005. The decrease represents (i) $5.4 million net under-recovery associated with New Jersey BGS, NUGS, market transition charges and other restructuring items, and (ii) $5.6 million in regulatory disallowances (net of amounts previously reserved) associated with the April 2005 NJBPU settlement agreement. At June 30, 2006, ACE's balance sheet included as a regulatory liability an over-recovery of $47.2 million with respect to these items, which amount is net of a $48.0 million reserve for items disallowed by the NJBPU in a ruling that is under appeal.

Impairment Loss

     Pepco Holdings recorded a pre-tax impairment loss of $6.5 million ($4.1 million, after-tax) during the 2006 six month period related to certain energy services business assets owned by Pepco Energy Services.

Other Income (Expenses)

     Other Expenses (which are net of other income) decreased by $8.6 million to $134.0 million for the six months ended June 30, 2006 from $142.6 million for the same period in 2005. The decrease is primarily due to a $12.3 million gain recognized by Conectiv Energy in the first quarter of 2006 on the sale of its equity interest in a joint venture which owns a wood burning cogeneration facility in California, partially offset by an $8.0 million gain recognized by PCI in the first quarter of 2005 from the sale of the SEGS.

Income Tax Expense

     PHI's effective tax rate for the six months ended June 30, 2006 was 41% as compared to the federal statutory rate of 35%. The major reasons for the difference between the effective tax rate and the statutory tax rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities for prior tax years subject to audit and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of Deferred Investment Tax Credits, the flow-through of certain asset removal costs and tax benefits related to certain leveraged leases.

     PHI's effective tax rate for the six months ended June 30, 2005 was 39% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), the flow-through of certain book tax depreciation differences and changes in estimates related to tax liabilities for prior tax years subject to audit, partially offset by the flow-through of Deferred Investment Tax Credits, adjustments to prior years' accrued taxes and tax benefits related to certain leveraged leases.

Extraordinary Item

     As a result of the April 2005 settlement of ACE's electric distribution rate case, ACE reversed $15.2 million in accruals related to certain deferred costs that are now deemed recoverable. The after-tax credit to income of $9.0 million is classified as an extraordinary gain in the 2005 financial statements since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999.

CAPITAL RESOURCES AND LIQUIDITY
This section discusses Pepco Holdings' cash flow activity, capital spending plans, and other uses and sources of capital.
Financing Activity During the Three Months Ended June 30, 2006

     In April 2006, Pepco completed a tax-exempt financing in which the Maryland Economic Development Corporation issued $109.5 million of insured auction rate pollution control bonds due 2022 and loaned the proceeds to Pepco. Pepco's obligations under the insurance agreement are secured by a like amount of Pepco senior notes, which in turn are secured by a like amount of Pepco First Mortgage Bonds.

In May 2006, Pepco used the proceeds described above to redeem at 100% of the principal amount of the following bonds:
•	$42.5 million of Montgomery County, Maryland 5.375% Tax-Exempt First Mortgage Bonds due 2024,
•	$37 million of Prince George's County, Maryland 6.375% Tax-Exempt First Mortgage Bonds due 2023, and
•	$30 million of Prince George's County, Maryland 6.0% Tax-Exempt First Mortgage Bonds due 2022.

     In April 2006, ACE Funding made principal payments of $4.8 million on Series 2002-1 Bonds, Class A-1, and $2.0 million on Series 2003-1 Bonds, Class A-1, with a weighted average interest rate of 2.89%.

     In April 2006, PHI, Pepco, DPL and ACE amended their $1.2 billion credit facility due 2010 to extend the maturity by one additional year to May 5, 2011 and to reduce the pricing of the facility by reducing the credit facility fees.

In April 2006, PCI renegotiated a lease resulting in a $15.1 million reduction in long-term debt.
In June 2006, DPL made a sinking fund payment of $2.9 million on its 6.95% First Mortgage Bonds due 2008.
Financing Activity Subsequent to June 30, 2006
In July 2006, ACE Funding made principal payments of $4.6 million on Series 2002-1 Bonds, Class A-1, and $1.8 million on Series 2003-1 Bonds, Class A-1, with a weighted average interest rate of 2.89%.
Sale of Interest in Cogeneration Joint Venture

     During the first quarter of 2006, Conectiv Energy recognized a $12.3 million pre-tax gain ($7.9 million after-tax) on the sale of its equity interest in a joint venture which owns a wood burning cogeneration facility in California.

Working Capital

     At June 30, 2006, Pepco Holdings' current assets on a consolidated basis totaled $1.8 billion and its current liabilities totaled $2.3 billion. At December 31, 2005, Pepco Holdings' current assets totaled $2.2 billion and its current liabilities totaled $2.4 billion.

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

     At June 30, 2006, Pepco Holdings' cash and cash equivalents and its restricted cash, totaled $45.9 million. There was no net cash collateral held by subsidiaries of PHI engaged in Competitive Energy and Default Electricity Supply activities. At December 31, 2005, Pepco Holdings' cash and cash equivalents and its restricted cash totaled $144.5 million, of which $112.8 million was net cash collateral held by subsidiaries of PHI engaged in Competitive Energy and Default Electricity Supply activities (none of which was held as restricted cash). See "Capital Requirements -- Contractual Arrangements with Credit Rating Triggers or Margining Rights" for additional information.

A detail of PHI's short-term debt balance and its current maturities of long-term debt and project funding balance follows:
	As of June 30, 2006 (Millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	PES	PCI	PHI Consolidated
Variable Rate Demand Bonds	$ -	$ -	$104.8	$ 22.6	$ -	$29.0	$ -	$156.4
Commercial Paper	381.7	52.4	95.2	90.4	-	-	-	619.7
Total Short- Term Debt	$381.7	$52.4	$200.0	$113.0	$ -	$29.0	$ -	$776.1

Current Maturities of Long-Term Debt and Project Funding	$ -	$85.0	$ 84.7	$16.0	$29.5	$ 2.7	$34.3	$252.2

	As of December 31, 2005 (Millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	PES	PCI	PHI Consolidated
Variable Rate Demand Bonds	$ -	$ -	$104.8	$22.6	$ -	$29.0	$ -	$156.4
Commercial Paper	-	-	-	-	-	-	-	-
Total Short- Term Debt	$ -	$ -	$104.8	$22.6	$ -	$29.0	$ -	$156.4

Current Maturities of Long-Term Debt and Project Funding	$300.0	$50.0	$ 22.9	$65.0	$29.0	$ 2.6	$ -	$469.5

Cash Flow Activity
PHI's cash flows for the six months ended June 30, 2006 and 2005 are summarized below.
	Cash (Use) Source
	2006	2005
	(Millions of dollars)
Operating activities	$(118.4)	$310.5
Investing activities	(214.4)	(177.0)
Financing activities	244.2	13.8
Net (decrease) increase in cash and cash equivalents	$(88.6)	$147.3

Operating Activities
Cash flows from operating activities during the six months ended June 30, 2006 and 2005 are summarized below.
131
	Cash (Use) Source
	2006	2005
	(Millions of dollars)
Net income	$108.0	$121.1
Non-cash adjustments to net income	175.9	183.5
Changes in working capital	(402.3)	5.9
Net cash (used by) from operating activities	$(118.4)	$310.5

     Net cash from operating activities decreased by $428.9 million for the six months ended June 30, 2006 compared to the same period in 2005. The decrease is primarily the result of the following: (i) increase of $158.4 million in taxes paid for the six months ended June 30, 2006 in comparison to 2005, including a tax payment of $121 million made in February 2006 (the payment was made to eliminate the need to accrue additional federal interest expense for the potential IRS adjustment related to the previous tax accounting method for mixed service costs PHI used during the 2001-2004 tax years), (ii) the return of net cash collateral held in connection with competitive energy activities. The balance of net cash collateral held was $112.8 million as of December 31, 2005. As of June 30, 2006, competitive energy and default supply activities provided cash collateral in the amount of $71.6 million (a total decrease of $184.4 million), and (iii) a decrease in net Accounts Receivable / Accounts Payable in 2006. The change in "Accounts payable and accrued liabilities" represents a use of cash of $297.6 million for the six month period ended June 30, 2006, but was a source of cash of $30.0 million for the six month period ended June 30, 2005. The change in "Accounts receivable" represents a source of cash of $248.9 million for the six month period ended June 30, 2006, but was a use of cash of $15.1 million for the six month period ended June 30, 2005. This decrease is primarily due to a decrease in power broker payables of $167.7 million, offset by a decrease in interchange power receivables of $114.1 million due to the 2006 netting of PJM receivables and payables as well as lower power prices in 2006 compared to 2005.

Investing Activities
Cash flows from investing activities during the six months ended June 30, 2006 and 2005 are summarized below.
	Cash Use
	2006	2005
	(Millions of dollars)
Construction expenditures	$(248.3)	$(218.2)
Cash proceeds from sale of:
Other investments	3.2	4.6
Office building and other properties	13.1	23.8
Changes in restricted cash	10.0	9.4
All other investing cash flows, net	7.6	3.4
Net cash used by investing activities	$(214.4)	$(177.0)

132

     Net cash used by investing activities increased $37.4 million for the six months ended June 30, 2006 compared to the same period in 2005. The increase is primarily due to a $26.4 million increase in Power Delivery capital expenditures. In total, capital expenditures increased to $248.3 million from $218.2 million.

Financing Activities
Cash flows from financing activities during the six months ended June 30, 2006 and 2005 are summarized below.
	Cash Source
	2006	2005
	(Millions of dollars)
Common and preferred stock dividends	$(99.5)	$(95.6)
Common stock issuances	15.0	14.0
Preferred stock redeemed	(21.5)	-
Long-term debt issuances	217.0	533.7
Long-term debt redemptions	(491.2)	(428.3)
Short-term debt, net	619.7	5.9
All other financing cash flows, net	4.7	(15.9)
Net cash from financing activities	$244.2	$13.8

Net cash from financing activities increased $230.4 million for the six months ended June 30, 2006 compared to the same period in 2005.

     The increase in cash flows from changes in short-term debt was due to the following: (i) $300 million commercial paper issuance in 2006 used to retire PHI long-term debt, (ii) IRS tax payments of $121 million paid in the first quarter of 2006, and (iii) an increase in collateral requirements of $184.4 million from December 2005 to June 2006.

In April 2006, ACE Funding made principal payments of $4.8 million on Series 2002-1 Bonds, Class A-1, and $2.0 million on Series 2003-1, Class A-1, with a weighted average interest rate of 2.89%.
On May 15, 2006, Pepco used the proceeds from a bond refinancing to redeem $109.5 million in three series of first mortgage bonds. The series were combined into one series of $109.5 million due 2022.
On June 1, 2006, DPL redeemed $2.9 million 6.95% first mortgage bonds due 2008.
Preferred stock redemptions in the first quarter of 2006 consisted of Pepco's $21.5 million redemption in March 2006 of the following securities:
•	216,846 shares of its $2.44 Series, 1957 Serial Preferred Stock;
•	99,789 shares of its $2.46 Series, 1958 Serial Preferred Stock; and
•	112,709 shares of its $2.28 Series, 1965 Serial Preferred Stock.
133
In the first quarter of 2006, PHI retired at maturity $300 million of its 3.75% unsecured notes with proceeds from the issuance of commercial paper.
In January 2006, ACE retired at maturity $65 million of medium-term notes.
On March 15, 2006, ACE issued $105 million of Senior Notes due 2036. The proceeds were used to pay down short-term debt incurred earlier in the quarter to repay medium-term notes at maturity.

     Of the $217.0 million in total issuances of long-term debt for the six months ended June 30, 2006, $214.5 million of these issuances are discussed above. Additionally, $484.2 million of the total $491.2 million in reacquisitions of long-term debt for the six months ended June 30, 2006, are discussed above.

In the first quarter of 2005, ACE redeemed $12 million in medium-term notes.
In June 2005, Pepco issued $175 million of senior secured notes due 2035. The net proceeds were used to redeem higher rate securities.
In June 2005, PHI issued $250 million of floating rate unsecured notes due 2010. The net proceeds were used to repay commercial paper issued to fund the $300 million redemptions of Conectiv debt.
In 2005, DPL issued $100 million of unsecured notes due 2015. The net proceeds were used to redeem $102.7 million of higher rate securities.

     Of the $533.7 million in total issuances of long-term debt for the six months ended June 30, 2006, $525.0 million of these issuances are discussed above. Additionally, $414.7 million of the total $428.3 million in reacquisitions of long-term debt for the six months ended June 30, 2006, are discussed above.

Capital Requirements
Construction Expenditures

     Pepco Holdings' construction expenditures for the six months ended June 30, 2006 totaled $248.3 million of which $233.5 million was related to its Power Delivery businesses. The remainder was primarily related to Conectiv Energy and Pepco Energy Services. The Power Delivery expenditures were primarily related to capital costs associated with new customer services, distribution reliability, and transmission.

Third Party Guarantees, Indemnifications and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of June 30, 2006, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	DPL	ACE	Other	Total
Energy marketing obligations of Conectiv Energy (1)	$141.2	$-	$-	$-	$141.2
Energy procurement obligations of Pepco Energy Services (1)	31.3	-	-	-	31.3
Guaranteed lease residual values (2)	.8	3.3	3.2	-	7.3
Other (3)	3.1	-	-	2.2	5.3
Total	$176.4	$3.3	$3.2	$2.2	$185.1

1.

Pepco Holdings has contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including requirements under BGS contracts entered into with ACE.

2.

Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of June 30, 2006, obligations under the guarantees were approximately $7.3 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of payment being required under the guarantee is remote.

3.	Other guarantees consist of:
•	Pepco Holdings has guaranteed a subsidiary building lease of $3.1 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
•

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications, LLC. As of June 30, 2006, the guarantees cover the remaining $2.2 million in rental obligations.

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

Dividends
On July 27, 2006, Pepco Holdings' Board of Directors declared a dividend on common stock of 26 cents per share payable September 29, 2006, to shareholders of record on September 10, 2006.
Energy Contract Net Asset Activity
The following table provides detail on changes in the competitive energy segments' net asset or liability position with respect to energy commodity contracts from one period to the next:
Roll-forward of Mark-to-Market Energy Contract Net Assets For the Six Months Ended June 30, 2006 (Dollars are pre-tax and in millions)
	Proprietary Trading (1)	Other Energy Commodity (2)	Total
Total Marked-to-Market (MTM) Energy Contract Net Assets at December 31, 2005	$ -	$ 59.9	$ 59.9
Total change in unrealized fair value excluding reclassification to realized at settlement of contracts	-	14.4	14.4
Reclassification to realized at settlement of contracts	-	(52.0)	(52.0)
Effective portion of changes in fair value - recorded in Other Comprehensive Income (OCI)	-	(117.6)	(117.6)
Ineffective portion of changes in fair value - recorded in earnings	-	(.5)	(.5)
Total MTM Energy Contract Net Liabilities at June 30, 2006	$ -	$ (95.8)	$ (95.8)

Detail of MTM Energy Contract Net Liabilities at June 30, 2006 (see above)			Total
Current Assets (other current assets)			$ 69.9
Noncurrent Assets (other assets)			32.8
Total MTM Energy Contract Assets			102.7
Current Liabilities (other current liabilities)			(161.4)
Noncurrent Liabilities (other liabilities)			(37.1)
Total MTM Energy Contract Liabilities			(198.5)
Total MTM Energy Contract Net Liabilities			$ (95.8)

Notes:
(1)	PHI discontinued its proprietary trading activity in 2003.
(2)	Includes all Statement of Financial Accounting Standards (SFAS) No. 133 hedge activity and non-proprietary trading activities marked-to-market through earnings.
136

     The following table provides the source of fair value information (exchange-traded, provided by other external sources, or modeled internally) used to determine the carrying amount of the Competitive Energy business' total mark-to-market energy contract net assets (liabilities). The table also provides the maturity, by year, of the Competitive Energy business' mark-to-market energy contract net assets (liabilities), which indicates when the amounts will settle and either generate cash for, or require payment of cash by, PHI.

     PHI uses its best estimates to determine the fair value of the commodity and derivative contracts that its Competitive Energy businesses hold and sell. The fair values in each category presented below reflect forward prices and volatility factors as of June 30, 2006 and are subject to change as a result of changes in these factors:

Maturity and Source of Fair Value of Mark-to-Market Energy Contract Net Assets (Liabilities) As of June 30, 2006 (Dollars are pre-tax and in millions)
	Fair Value of Contracts at June 30, 2006 Maturities
Source of Fair Value	2006	2007	2008	2009 and Beyond	Total Fair Value
Proprietary Trading (1)
Actively Quoted (i.e., exchange-traded) prices	$ -	$ -	$ -	$ -	$ -
Prices provided by other external sources	-	-	-	-	-
Modeled	-	-	-	-	-
Total	$ -	$ -	$ -	$ -	$ -
Other Energy Commodity, net (2)
Actively Quoted (i.e., exchange-traded) prices	$(37.6)	$ 14.2	$ 5.0	$ .6	$(17.8)
Prices provided by other external sources (3)	(31.7)	(40.3)	(3.8)	(2.2)	(78.0)
Modeled	-	-	-	-	-
Total	$(69.3)	$(26.1)	$ 1.2	$(1.6)	$(95.8)

Notes:
(1)	PHI discontinued its proprietary trading activity in 2003.
(2)	Includes all SFAS No. 133 hedge activity and non-proprietary trading activities marked-to-market through AOCI or on the Statement of Earnings, as required.
(3)	Prices provided by other external sources reflect information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
137
Contractual Arrangements with Credit Rating Triggers or Margining Rights

     Under certain contractual arrangements entered into by PHI's subsidiaries in connection with competitive energy and other transactions, the subsidiary may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit ratings of the subsidiary are downgraded one or more levels. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. As of June 30, 2006, a one-level downgrade in the credit rating of PHI and all of its affected subsidiaries would have required PHI and such subsidiaries to provide aggregate cash collateral or letters of credit of up to approximately $94 million. An additional approximately $319 million of aggregate cash collateral or letters of credit would have been required in the event of subsequent downgrades to below investment grade. PHI believes that it and its utility subsidiaries maintain adequate short-term funding sources in the event the additional collateral or letters of credit are required.

     On July 11, 2006, Moody's Investors Service ("Moody's") announced a one-level downgrade of the debt of PHI and certain of its subsidiaries. Based on the contractual arrangements in place as of July 11, 2006, this downgrade required PHI and its subsidiaries to provide aggregate additional security in the amount of approximately $35 million. If any other rating agency also were to downgrade the debt of PHI and its subsidiaries by one level, PHI and its subsidiaries would have been required, as of July 11, 2006, to provide aggregate additional security in the amount of between approximately $20 million and $25 million.

     Many of the contractual arrangements entered into by PHI's subsidiaries in connection with competitive energy activities include margining rights pursuant to which the PHI subsidiary or a counterparty may request collateral if the market value of the contractual obligations reaches levels in excess of the credit thresholds established in the applicable arrangements. Pursuant to these margining rights, the affected PHI subsidiary may receive, or be required to post, collateral due to energy price movements. As of June 30, 2006, Pepco Holdings' subsidiaries engaged in competitive energy activities and default supply activities provided cash collateral in the amount of $71.6 million in connection with their competitive energy activities.

REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. In July 2003, Mirant filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court). On December 9, 2005, the Bankruptcy Court approved Mirant's Plan of Reorganization (the Reorganization Plan), and the Mirant business emerged from bankruptcy on January 3, 2006, as a new corporation of the same name (together with its predecessors, Mirant).

     As part of the bankruptcy proceeding, Mirant had been seeking to reject the ongoing contractual arrangements under the Asset Purchase and Sale Agreement entered into by Pepco and Mirant for the sale of the generation assets that are described below. The Reorganization Plan did not resolve the issues relating to Mirant's efforts to reject these obligations nor did it resolve certain Pepco damage claims against the Mirant bankruptcy estate.

Power Purchase Agreement

     Under a power purchase agreement with Panda-Brandywine, L.P. (Panda) Pepco is obligated to purchase from Panda 230 megawatts of energy and capacity annually through 2021 (the Panda PPA). At the time of the sale of Pepco's generation assets to Mirant, the purchase price of the energy and capacity under the Panda PPA was, and since that time has continued to be, substantially in excess of the market price. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated through 2021 to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the Panda PPA at a price equal to Pepco's purchase price from Panda (the PPA-Related Obligations).

The SMECO Agreement

     Under the Asset Purchase and Sale Agreement, Pepco assigned to Mirant a Facility and Capacity Agreement entered into by Pepco with Southern Maryland Electric Cooperative, Inc. (SMECO), under which Pepco was obligated to purchase from SMECO the capacity of an 84-megawatt combustion turbine installed and owned by SMECO at a former Pepco generating facility at a cost of approximately $500,000 per month until 2015 (the SMECO Agreement). Pepco is responsible to SMECO for the performance of the SMECO Agreement if Mirant fails to perform its obligations thereunder.

Settlement Agreements with Mirant

     On May 30, 2006, Pepco, PHI, and certain affiliated companies entered into a Settlement Agreement and Release (the Settlement Agreement) with Mirant, which, subject to court approval, settles all outstanding issues between the parties arising from or related to the Mirant bankruptcy. Under the terms of the Settlement Agreement:

•	Mirant will assume the Asset Purchase and Sale Agreement, except for the PPA-Related Obligations, which Mirant will be permitted to reject.
•

Pepco will receive an allowed claim under the Reorganization Plan in an amount that will result in a total aggregate distribution to Pepco, net of certain transaction expenses, of $520 million, consisting of (i) $450 million in damages resulting from the rejection of the PPA-Related Obligations and (ii) $70 million in settlement of other Pepco damage claims against the Mirant bankruptcy estate (the Pepco Distribution).

•

Except as described below, the $520 million distribution to Pepco will be effected by means of the issuance to Pepco of shares of Mirant common stock (consisting of an initial distribution of 13.5 million shares of Mirant common stock, followed thereafter by a number of shares of Mirant common stock to be determined), which Pepco will be obligated to resell promptly in one or more block sale transactions. If the net proceeds that Pepco receives from the resale of the shares of Mirant common stock are less than $520 million, Pepco will receive a cash payment from Mirant equal to the difference, and if the net proceeds that Pepco receives from the resale of the shares of Mirant common stock are more than $520 million, Pepco will make a cash payment to Mirant equal to the difference.

139
•

If the Settlement Agreement is approved by the Bankruptcy Court, but is appealed, Mirant will pay Pepco $70 million in cash as part of the Pepco Distribution (plus 4% interest if the order approving the Settlement Agreement is stayed pending appeal, calculated from the date of entry of the order to the date of Pepco's receipt of the $70 million). If the order then becomes a final order after the exhaustion of appeals, the payment will be taken into account as if it were proceeds from the resale by Pepco of shares of the Mirant common stock.

•

If the closing price of shares of Mirant common stock is less than $16.00 per share for four business days in a twenty consecutive business day period, and Mirant has not made a distribution of shares of Mirant common stock to Pepco under the Settlement Agreement, Mirant has the one-time option to elect to assume, rather than reject, the PPA-Related Obligations. If Mirant elects to assume the PPA-Related Obligations, the Pepco Distribution will be reduced to $70 million.

     All pending appeals, adversary actions or other contested matters between Pepco and Mirant will be dismissed with prejudice, and each will release the other from any and all claims relating to the Mirant bankruptcy.

     Separately, Mirant and SMECO have entered into a Settlement Agreement and Release (the SMECO Settlement Agreement). The SMECO Settlement Agreement provides that Mirant will assume, rather than reject, the SMECO Agreement. This assumption ensures that Pepco will not incur liability to SMECO as the guarantor of the SMECO Agreement due to the rejection of the SMECO Agreement, although Pepco will continue to guarantee to SMECO the future performance of Mirant under the SMECO Agreement.

     On May 31, 2006, Mirant submitted the Settlement Agreement and the SMECO Settlement Agreement to the Bankruptcy Court and to the U.S. District Court for the Northern District of Texas (the District Court) for approval. On May 31, 2006, the District Court entered an order referring the Settlement Agreement and the SMECO Settlement Agreement to the Bankruptcy Court for approval. The Settlement Agreement and the SMECO Settlement Agreement will become effective when the Bankruptcy Court or the District Court, as applicable, has entered a final order, not subject to appeal or rehearing, approving both the Settlement Agreement and the SMECO Settlement Agreement.

On July 5, 2006, the Bankruptcy Court held a full evidentiary hearing on the Settlement Agreement and the SMECO Settlement Agreement. The Bankruptcy Court has not yet issued an order.

     Until the Settlement Agreement and the SMECO Settlement Agreement are approved, Mirant is required to continue to perform all of its contractual obligations to Pepco and SMECO. Pepco intends to place the $450 million portion of the Pepco Distribution related to the rejection of the PPA-Related Obligations in a special purpose account, which will be invested in stable financial instruments to be used to pay for future capacity and energy purchases under the Panda PPA.

     On July 19, 2006, the United States Court of Appeals for the Fifth Circuit issued an opinion affirming the District Court's orders from which Mirant appealed. The District Court's orders had denied Mirant's attempt to reject the PPA-Related Obligations and directed Mirant to resume making payments to Pepco pursuant to the PPA-Related Obligations. Under the circumstances presented in the record on appeal, the court ruled that Mirant may not reject the PPA-Related Obligations and required that Mirant continue to perform.

Rate Proceedings
Delaware

     For a discussion of the history DPL's 2005 annual Gas Cost Rate (GCR) filing in Delaware, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings -- Delaware of PHI's Annual Report on Form 10-K for the year ended December 31, 2005 (the PHI 2005 10-K) and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings -- Delaware of PHI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the 1st Quarter 10-Q). On July 11, 2006, the Delaware Public Service Commission (DPSC) approved the settlement agreement between the DPSC staff, the Delaware Division of the Public Advocate and DPL, approving the GCR rates as filed.

Maryland

     For a discussion of the history Pepco's application for an update to its Generation Procurement Credit (GPC) in the District of Columbia, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings -- District of Columbia and Maryland of the PHI 2005 10-K and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings -- District of Columbia and Maryland of the 1st Quarter 10-Q. On June 15, 2006, the District of Columbia Public Service Commission (DCPSC) granted conditional approval of the GPC update as filed, effective July 1, 2006, and directed Pepco to respond to certain questions set forth in the order. Pepco responded to the DCPSC's questions on July 13, 2006. The DCPSC has provided a schedule for comments on Pepco's responses and for replies to those comments, concluding by the end of August. Final approval of the District of Columbia GPC update is pending.

Federal Energy Regulatory Commission

     On May 15, 2006, Pepco, ACE and DPL updated their FERC-approved formula transmission rates based on the FERC Form 1 data for 2005 for each of the utilities. These rates became effective on June 1, 2006, as follows: for Pepco, $12,009 per megawatt per year; for ACE, $14,155 per megawatt per year; and for DPL, $10,034 per megawatt per year. By operation of the formula rate process, the new rates incorporate true-ups from the 2005 formula rates that were effective June 1, 2005 and the new 2005 customer demand or peak load. Also, beginning in January 2007, the new rates will be applied to 2006 customer demand data, replacing the 2005 demand data that is currently used. This demand component is driven by the prior year peak loads experienced in each respective zone. Further, the rate changes will be positively impacted by changes to distribution rates for Pepco and DPL based on the merger settlements in Maryland and the District of Columbia. The net earnings impact expected from the network transmission rate changes is estimated to be a reduction of approximately $4 million year over year (2005 to 2006).

Divestiture Cases
New Jersey

     In connection with the divestiture by ACE of its nuclear generation assets, the NJBPU in July 2000 preliminarily determined that the amount of stranded costs associated with the divested assets that ACE could recover from ratepayers should be reduced by the amount of the accumulated deferred federal income taxes (ADFIT) associated with the divested nuclear assets. However, due to uncertainty under federal tax law regarding whether the sharing of federal income tax benefits associated with the divested assets, including ADFIT, with ACE's customers would violate the normalization rules, ACE submitted a request to the IRS for a Private Letter Ruling (PLR) to clarify the applicable law. The NJBPU has delayed its final determination of the amount of recoverable stranded costs until after the receipt of the PLR.

     On May 25, 2006, the IRS issued a PLR in which it stated that returning to ratepayers any of the unamortized ADFIT attributable to accelerated depreciation on the divested assets after the sale of the assets by means of a reduction of the amount of recoverable stranded costs would violate the normalization rules.

     On June 9, 2006, ACE submitted a letter to the NJBPU to request that the NJBPU conduct proceedings to finalize the determination of the stranded costs associated with the sale of ACE's nuclear assets in accordance with the PLR.

Default Electricity Supply Proceedings
Delaware

     For a discussion of the history of the SOS proceedings in Delaware, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Default Electricity Supply Proceedings -- Delaware of the PHI 2005 10-K and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Default Electricity Supply Proceedings -- Delaware of the 1st Quarter 10-Q. As of July 31, 2006, approximately 53% of the eligible Delaware customers have opted not to participate in the deferral of the SOS rates offered by DPL. With approximately 47% of the eligible customers participating in the phase-in program, DPL anticipates a deferral balance of approximately $51.4 million and an estimated interest expense of approximately $3.0 million, net of taxes. The estimated total interest expense is based on a projected interest cost of 5% accrued over the combined 37-month deferral and recovery period.

Maryland

     For a discussion of the history of the SOS proceedings in Maryland, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Default Electricity Supply Proceedings -- Maryland of the PHI 2005 10-K and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Default Electricity Supply Proceedings -- Maryland of the 1st Quarter 10-Q. One of the successful bidders for SOS supply to both Pepco and DPL was their affiliate, Conectiv Energy. FERC issued its order approving the affiliate sales from Conectiv Energy to both Pepco and DPL on May 18, 2006. As previously discussed, because DPL is a public utility incorporated in Virginia, with Virginia retail customers, the affiliate sales from Conectiv Energy to DPL are also subject to approval of the Virginia State Corporation Commission (VSCC) under the Virginia Affiliates Act. On May 1, 2006, the VSCC approved the affiliate transaction by granting an exemption to DPL for the 2006 agreement and for future power supply agreements between DPL and Conectiv Energy for DPL's non-Virginia SOS load requirements awarded pursuant to a state regulatory commission supervised solicitation process.

     To implement the settlement agreement among Pepco, DPL, the staff of the MPSC and the Office of Peoples Counsel of Maryland, which provides for a rate mitigation plan for the residential customers of each company, Pepco and DPL filed tariff riders with the MPSC on May 2, 2006. The tariff riders were approved by the MPSC on May 24, 2006, giving customers opportunity to opt-in to the phase-in of their rates. As of July 31, 2006, approximately 2% of Pepco's residential customers and approximately 1% of DPL's residential customers have made the decision to participate in the phase-in program.

     On June 23, 2006, Maryland enacted legislation that extended the period for customers to elect to participate in the phase-in of higher rates, revised the obligation to provide SOS to residential and small commercial customers until further action of the General Assembly, and provided for a customer refund reflecting the difference in projected interest expense on the deferred balance at a 25% customer participation level versus such interest expense at the actual participation levels of approximately 2% for Pepco and approximately 1% for DPL. The total amount of the refund is approximately $1.1 million for Pepco customers and approximately $.3 million for DPL customers. At Pepco's 2% level of participation, Pepco estimates that the deferral balance, net of taxes, will be approximately $1.4 million. At DPL's 1% level of participation, DPL estimates that the deferral balance, net of taxes, will be approximately $.2 million. Pepco and DPL each filed a revised tariff rider on June 30, 2006 to implement the legislation.

Virginia

     For a discussion of the history of the Default Service proceedings in Virginia, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Default Electricity Supply Proceedings -- Virginia of the PHI 2005 10-K and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Default Electricity Supply Proceedings -- Virginia of the 1st Quarter 10-Q. FERC issued its order approving the affiliate sales from Conectiv Energy to DPL for its Virginia Default Service load on May 18, 2006. DPL and Conectiv Energy also filed an application with the VSCC for approval of their affiliate transaction under the Virginia Affiliates Act. The VSCC found that its approval was not needed in this case because the affiliate sale was for a period of one year or less.

     For a discussion of the history of DPL's rate increase filing for Default Service in Virginia, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Default Electricity Supply Proceedings -- Virginia of the PHI 2005 10-K and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Default Electricity Supply Proceedings -- Virginia of the 1st Quarter 10-Q. On June 19, 2006, the VSCC issued an order that granted a rate increase for DPL of $11.5 million ($8.5 million less than requested by DPL in its March 2006 filing), to go into effect July 1, 2006. The estimated after-tax earnings and cash flow impacts of the decision are reductions of approximately $3.6 million in 2006 (including the loss of revenue in June 2006 associated with the Default Service rate increase being deferred from June 1 until July 1) and $2.0 million in 2007. The order also mandated that DPL file an application by March 1, 2007, for Default Service rates to become effective June 1, 2007, which should include a calculation of the fuel factor procedure that is consistent with the proxy rate calculation procedures set forth in the order. The proxy rate calculation is an approximation of what the cost of power would have been if DPL had not divested its generation units. The proxy rate calculation is a component of a memorandum of agreement entered into by DPL, the staff of the VSCC and the Virginia Attorney General's office in the docket approving the asset divestiture, and was a condition of that divestiture.

Proposed Shut Down of B.L. England Generating Facility

     For a discussion of the proposed shut down of the B.L. England generating facility, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Proposed Shut Down of B.L. England Generating Facility of the PHI 2005 10-K In and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Proposed Shut Down of B.L. England Generating Facility of the 1st Quarter 10-Q. ACE has commenced several construction projects to enhance the transmission system, which will ensure that the reliability of the electric transmission system will be maintained upon the shut down of B.L. England. To date, two projects have been completed and the remaining projects are under construction or are scheduled to be completed prior to December 15, 2007.

ACE Auction of Generation Assets

     For a discussion of ACE's auction of generation assets, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- ACE Auction of Generation Assets of the PHI 2005 10-K and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- ACE Auction of Generation Assets of the 1st Quarter 10-Q. As previously discussed, in November 2005, ACE announced an agreement to sell its interests in the Keystone and Conemaugh generating stations to Duquesne Light Holdings Inc. for $173.1 million. On July 19, 2006, the NJBPU issued the final approval needed to complete the sale. ACE expects the sale to be completed in early September. Approximately $80 million, the net gain from the sale, will be used to offset the remaining unamortized aggregate adjusted deferred balance, which ACE has been recovering in rates, and approximately $54.2 million will be returned to ratepayers over a 33-month period as a credit on their bills.

     ACE received final bids for B.L. England in April 2006 and continues to evaluate those bids, working toward completion of a purchase and sale agreement. Any successful bid for B.L. England must comply with NJBPU approved auction standards.

General Litigation

     On September 26, 2005, three management employees of PHI Service Company filed suit in the United States District Court for the District of Delaware against the PHI Retirement Plan, PHI and Conectiv, alleging violations of the Employment Retirement Income Security Act of

1974 (ERISA), on behalf of a class of management employees who did not have enough age and service when the Cash Balance Sub-Plan was implemented in 1999 to assure that their accrued benefits would be calculated pursuant to the terms of the predecessor plans sponsored by ACE and DPL.

     The plaintiffs have challenged the design of the Cash Balance Sub-Plan and are seeking a declaratory judgment that the Cash Balance Sub-Plan is invalid and that the accrued benefits of each member of the class should be calculated pursuant to the terms of the predecessor plans sponsored by ACE and DPL. Specifically, the complaint alleges that the use of a variable rate to compute the plaintiffs' accrued benefit under the Cash Balance Sub-Plan results in reductions in the accrued benefits that violate ERISA. The complaint also alleges that the benefit accrual rates and the minimal accrual requirements of the Cash Balance Sub-Plan violate ERISA as did the notice that was given to plan participants upon implementation of the Cash Balance Sub-Plan.

     PHI, Conectiv and the PHI Retirement Plan filed a motion to dismiss the suit, which was denied by the court on July 11, 2006. The court stayed one count of the complaint regarding alleged age discrimination pending a decision in another case before the U.S. Court of Appeals for the Third Circuit. While PHI believes it has a strong legal position in the case and that it is therefore unlikely that the plaintiffs will prevail, PHI estimates that the SFAS No. 87 ABO and Projected Benefit Obligation (PBO) would each increase by approximately $12 million, assuming no change in benefits for persons who have already retired or whose employment has been terminated and using actuarial valuation data as of the time the suit was filed. (The ABO represents the present value that participants have earned as of the date of calculation. This means that only service already worked and compensation already earned and paid is considered. The PBO is similar to the ABO, except that the PBO includes recognition of the effect that estimated future pay increases would have on the pension plan obligation.)

Federal Tax Treatment of Cross-Border Leases

     For a discussion of the history of the IRS's tax treatment of PCI's cross-border leases, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Federal Tax Treatment of Cross-Border Leases of the PHI 2005 10-K and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Federal Tax Treatment of Cross-Border Leases of the 1st Quarter 10-Q. On June 9, 2006, the IRS issued its final Revenue Agent's Report (RAR) for its audit of PHI's 2001 and 2002 income tax returns. In the RAR, the IRS disallowed the tax benefits claimed by PHI with respect to these leases for those years. The tax benefits claimed by PHI with respect to these leases from 2001 through June 30, 2006 were approximately $259 million.

     As previously discussed, in November 2005, the U.S. Senate passed The Tax Relief Act of 2005 (S.2020) which would have applied passive loss limitation rules to leases similar to PCI's cross-border energy leases, effective for taxable years beginning after December 31, 2005. This provision, however, was not included in the final tax legislation, the Tax Increase Prevention and Reconciliation Act of 2005, which was signed into law by President Bush on May 17, 2006.

     On July 13, 2006, the FASB issued FSP FAS 13-2, which amends SFAS No. 13 effective for fiscal years beginning after December 15, 2006. This amendment requires a lease to be repriced and the book value adjusted when there is a change or probable change in the timing of tax benefits of the lease regardless of whether the change results in a deferral or permanent loss of tax benefits. Accordingly, a material change in the timing of cash flows under PHI's cross-border leases as the result of a settlement with the IRS would require an adjustment to the book value of the leases and a charge to earnings equal to the repricing impact of the disallowed deductions which could result in a material adverse effect on PHI's financial condition, results of operations, and cash flows.

CRITICAL ACCOUNTING POLICIES

     For a discussion of Pepco Holdings' critical accounting policies, please refer to "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2005. No material changes to Pepco Holdings' critical accounting policies occurred during the second quarter of 2006.

NEW ACCOUNTING STANDARDS
FSP FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors"

     In March 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP FTB 85-4-1 also amends certain provisions of FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," and FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (the year ending December 31, 2007 for Pepco Holdings). Pepco Holdings is in the process of evaluating the impact of FSP FTB 85-4-1 and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

EITF 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty"

     In September 2005, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13), which addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of APB Opinion 29, "Accounting for Nonmonetary Transactions." EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006.

     Pepco Holdings implemented EITF 04-13 on April 1, 2006. The implementation did not have a material impact on Pepco Holdings' overall financial condition, results of operations, or cash flows for the second quarter of 2006.

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140"

     In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and No. 140" (SFAS No. 155). SFAS No. 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006 (the year ending December 31, 2007 for Pepco Holdings). Pepco Holdings has evaluated the impact of SFAS No. 155 and does not anticipate that its implementation will have a material impact on its overall financial condition, results of operations, or cash flows.

SFAS No. 156, "Accounting for Servicing of Financial Assets"

     In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets" (SFAS No. 156), an amendment of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability upon undertaking an obligation to service a financial asset via certain servicing contracts, and for all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Subsequent measurement is permitted using either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 (the year ending December 31, 2007 for Pepco Holdings). Application is to be applied prospectively to all transactions following adoption of SFAS No. 156. Pepco Holdings has evaluated the impact of SFAS No. 156 and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

FSP FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)"

     In April 2006, the FASB issued FSP FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)" (FSP FIN 46(R)-6), which provides guidance on how to determine the variability to be considered in applying FIN 46(R), "Consolidation of Variable Interest Entities."

     The guidance in FSP FIN 46(R)-6 is applicable prospectively beginning the first day of the first reporting period beginning after June 15, 2006 (July 1, 2006 for PHI), although early application is permitted to financial statements not issued. Retrospective application is also permitted if so elected and must be completed no later than the end of the first annual reporting period ending after July 15, 2006 (December 31, 2006 for PHI).

Pepco Holdings is in the process of evaluating the impact of FIN 46(R)-6. 147
EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions"

     On June 28, 2006, the FASB ratified EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3.

     EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006 (2007 for PHI) although earlier application is permitted. Pepco Holdings is in the process of evaluating the impact of EITF 06-3.

FSP FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction"

     On July 13, 2006, the FASB issued FSP FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction" (FSP FAS 13-2). This FSP, which amends FASB Statement No. 13, "Accounting for Leases," addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease.

     FSP FAS 13-2 will not be effective until the first fiscal year beginning after December 15, 2006 (January 1, 2007 for Pepco Holdings). Pepco Holdings is in the process of evaluating the impact of FSP FAS 13-2.

FIN 48, "Accounting for Uncertainty in Income Taxes"

     On July 13, 2006, the FASB issued FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the criteria for recognition of tax benefits in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Specifically, it clarifies that an entity's tax benefits must be "more likely than not" of being sustained prior to recording the related tax benefit in the financial statements. If the position drops below the "more likely than not" standard, the benefit can no longer be recognized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN 48 is effective the first fiscal year beginning after December 15, 2006 (January 1, 2007 for Pepco Holdings). Pepco Holdings is in the process of evaluating the impact of FIN 48. 148
FORWARD-LOOKING STATEMENTS

     Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding Pepco Holdings' intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause PHI's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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

     Any forward-looking statements speak only as to the date of this Quarterly Report and Pepco Holdings undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for Pepco Holdings to predict all such factors, nor can Pepco Holdings assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

The foregoing review of factors should not be construed as exhaustive.

150

THIS PAGE INTENTIONALLY LEFT BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
POTOMAC ELECTRIC POWER COMPANY
RESTATEMENT

     As reported in Pepco's Annual Report on Form 10-K for the year ended December 31, 2005, Pepco restated its previously reported financial statements for the three and six months ended June 30, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. This restatement was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. See Note 5 "Restatement," to Pepco's Financial Statements for further discussion.

GENERAL OVERVIEW

     Potomac Electric Power Company (Pepco) is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Montgomery County and Prince George's County in suburban Maryland. Pepco provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier, in both the District of Columbia and Maryland. Default Electricity Supply is known as Standard Offer Service (SOS) in both the District of Columbia and Maryland. Pepco's service territory covers approximately 640 square miles and has a population of approximately 2.1 million. As of June 30, 2006, approximately 57% of delivered electricity sales were to Maryland customers and approximately 43% were to Washington, D.C. customers.

     Pepco is a wholly owned subsidiary of Pepco Holdings, Inc. (PHI or Pepco Holdings). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and Pepco and certain activities of Pepco are subject to the regulatory oversight of FERC under PUHCA 2005.

RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Other than this disclosure, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q. All amounts in the tables (except sales and customers) are in millions.

Operating Revenue
	2006	2005	Change
Regulated T&D Electric Revenue	$403.9	$407.7	$(3.8)
Default Supply Revenue	577.5	402.0	175.5
Other Electric Revenue	14.3	13.7	.6
Total Operating Revenue	$995.7	$823.4	$172.3

     The table above shows the amount of Operating Revenue earned that is subject to price regulation (Regulated Transmission and Distribution (T&D) Electric Revenue and Default Supply Revenue) and that which primarily is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue consists of the revenue Pepco receives for delivery of electricity to its customers, for which Pepco is paid regulated rates. Default Supply Revenue is the revenue received from Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy expense. Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

Regulated T&D Electric
Regulated T&D Electric Revenue	2006	2005	Change

Residential	$107.9	$116.8	$(8.9)
Commercial	237.3	232.1	5.2
Industrial	-	-	-
Other (Includes PJM)	58.7	58.8	(.1)
Total Regulated T&D Electric Revenue	$403.9	$407.7	$(3.8)

Regulated T&D Electric Sales (GWh)	2006	2005	Change

Residential	3,570	3,777	(207)
Commercial	8,950	8,983	(33)
Industrial	-	-	-
Other	79	79	-
Total Regulated T&D Electric Sales	12,599	12,839	(240)

Regulated T&D Electric Customers (000s)	2006	2005	Change

Residential	676	668	8
Commercial	73	72	1
Industrial	-	-	-
Other	-	-	-
Total Regulated T&D Electric Customers	749	740	9

     Regulated T&D Electric Revenue decreased by $3.8 million primarily due to the following: (i) $7.0 million decrease due to lower weather-related sales, the result of a 16.7% decrease in Heating Degree Days partially offset by a 6.3% increase in Cooling Degree Days in 2006, (ii) $1.4 million decrease in other sales and rate variances, offset by (iii) $4.6 million increase in sales due to a 1.2% increase in the number of customers in 2006.

Default Electricity Supply
Default Supply Revenue	2006	2005	Change

Residential	$228.8	$209.4	$19.4
Commercial	345.1	188.7	156.4
Industrial	-	-	-
Other (Includes PJM)	3.6	3.9	(.3)
Total Default Supply Revenue	$577.5	$402.0	$175.5

Default Electricity Supply Sales (GWh)	2006	2005	Change

Residential	3,366	3,457	(91)
Commercial	4,759	3,479	1,280
Industrial	-	-	-
Other	28	49	(21)
Total Default Electricity Supply Sales	8,153	6,985	1,168

Default Electricity Supply Customers (000s)	2006	2005	Change

Residential	646	629	17
Commercial	63	58	5
Industrial	-	-	-
Other	-	-	-
Total Default Electricity Supply Customers	709	687	22

     Default Supply Revenue increased by $175.5 million primarily due to the following: (i) $94.0 million in higher retail energy rates, primarily resulting from new market based rates in the District of Columbia beginning February 2005 and June 2006, and in Maryland beginning June 2005 and June 2006 (partially offset in Fuel and Purchased Energy expense), (ii) $85.0 million increase due to higher Default Electricity Supply load in 2006, (iii) $7.4 million increase in customer growth, a result of a 1.6% increase in 2006, (iv) $1.2 million increase in other sales and rate variances, offset by (v) $12.1 million decrease due to weather-related sales, the result of 17% decrease in Heating Degree Days, offset by a 6% increase in Cooling Degree Days in 2006.

     For the six months ended June 30, 2006, Pepco's Maryland customers served energy by Pepco represented 68% of Pepco's total Maryland sales, and Pepco's District of Columbia customers served energy by Pepco represented 60% of Pepco's total District of Columbia sales. For the six months ended June 30, 2005, Pepco's Maryland customers served energy by Pepco represented 64% of Pepco's total Maryland sales, and Pepco's District of Columbia customers served energy by Pepco represented 42% of Pepco's total District of Columbia sales.

Operating Expenses
Fuel and Purchased Energy

     Fuel and Purchased Energy increased by $164.5 million to $560.3 million in 2006, from $395.8 million in 2005. The increase is primarily due to the following: (i) $90.1 million increase in average energy costs, the result of new supply contracts in June 2006 and June 2005, (ii) $83.6 million increase due to higher load in 2006, offset by (iii) $9.2 million decrease in sales and rate variances, primarily due to weather and customer usage (partially offset in Default Supply Revenue).

Other Operation and Maintenance

     Other Operation and Maintenance increased by $14.7 million to $144.3 million in 2006, from $129.6 million in 2005. The increase is primarily due to (i) $4.9 million increase in Default Electricity Supply (deferred and recoverable), (ii) $4.2 million increase in professional fees, (iii) $2.9 million increase in electric system maintenance expenses, (iv) $2.1 million increase in emergency restoration expenses, and (v) $1.9 million increase in employee related costs.

Other Taxes

     Other Taxes increased by $4.3 million to $130.1 million in 2006, from $125.8 million in 2005. The increase is primarily due to (i) $3.3 million higher surcharges primarily due to rate increases (offset in Regulated T&D Electric Revenue) and (ii) $1.3 million higher property taxes.

Gain on Sale of Assets
Gain on Sale of Assets resulted from the sale of land during the second quarter of 2005. 155
Other Income (Expenses)

     Other Expenses (which are net of other income) decreased by $3.1 million to a net expense of $27.5 million in 2006 from a net expense of $30.6 million in 2005. This decrease is primarily due to: (i) $2.1 million decrease in interest expense resulting from maturities of debt and (ii) $.9 million gain on life insurance benefit.

Income Tax Expense

     Pepco's effective tax rate for the six months ended June 30, 2006 was 43% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), the flow-through of certain book tax depreciation differences and the flow-through of certain book tax differences on software amortization, partially offset by the flow-through of Deferred Investment Tax Credits and certain asset removal costs.

     Pepco's effective tax rate for the six months ended June 30, 2005 was 43% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), changes in estimates related to tax liabilities for prior tax years subject to audit, and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of Deferred Investment Tax Credits and certain asset removal costs.

FORWARD-LOOKING STATEMENTS

     Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding Pepco's intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause Pepco's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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

     Any forward-looking statements speak only as to the date of this Quarterly Report and Pepco undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for Pepco to predict all such factors, nor can Pepco assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

The foregoing review of factors should not be construed as exhaustive.

THIS PAGE INTENTIONALLY LEFT BLANK.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DELMARVA POWER & LIGHT COMPANY
RESTATEMENT

     As reported in DPL's Annual Report on Form 10-K for the year ended December 31, 2005, our parent company, Pepco Holdings, restated its previously reported financial statements for the three and six months ended June 30, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. The restatement of Pepco Holdings consolidated financial statements was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. The restatement to correct the accounting for the deferred compensation arrangements had no impact on DPL; however, DPL restated its previously reported financial statements for the three and six months ended June 30, 2005, to reflect the correction of other errors. The correction of these other errors, primarily relating to unbilled revenue, taxes, and various accrual accounts, was considered by management to be immaterial. See Note 5 "Restatement," to DPL's Financial Statements for further discussion.

GENERAL OVERVIEW

     Delmarva Power & Light Company (DPL) is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia. DPL provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is also known as Default Service in Virginia, as Standard Offer Service (SOS) in Maryland and in Delaware on and after May 1, 2006, and as Provider of Last Resort service in Delaware before May 1, 2006. DPL's electricity distribution service territory covers approximately 6,000 square miles and has a population of approximately 1.3 million. As of June 30, 2006, approximately 65% of delivered electricity sales were to Delaware customers, approximately 32% were to Maryland customers, and approximately 3% were to Virginia customers. DPL also provides natural gas distribution service in northern Delaware. DPL's natural gas distribution service territory covers approximately 275 square miles and has a population of approximately .5 million.

     DPL is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (PHI). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and DPL and certain activities of DPL are subject to the regulatory oversight of the Federal Energy Regulatory Commission under PUHCA 2005.

RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Other than this disclosure, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q. All amounts in the tables (except sales and customers) are in millions.

Electric Operating Revenue

	2006	2005	Change
Regulated T&D Electric Revenue	$177.0	$182.5	$(5.5)
Default Supply Revenue	359.4	308.6	50.8
Other Electric Revenue	11.5	10.0	1.5
Total Electric Operating Revenue	$547.9	$501.1	$46.8

     The table above shows the amount of Electric Operating Revenue earned that is subject to price regulation (Regulated Transmission and Distribution (T&D) Electric Revenue and Default Supply Revenue) and that which primarily is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue includes revenue DPL receives for delivery of electricity to its customers, for which DPL is paid regulated rates. Default Supply Revenue is the revenue received from Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy expense. Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services include mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

Regulated T&D Electric

Regulated T&D Electric Revenue	2006	2005	Change

Residential	$80.1	$88.3	$(8.2)
Commercial	48.7	49.1	(.4)
Industrial	8.8	10.0	(1.2)
Other (Includes PJM)	39.4	35.1	4.3
Total Regulated T&D Electric Revenue	$177.0	$182.5	$(5.5)

Regulated T&D Electric Sales (GWh)	2006	2005	Change

Residential	2,470	2,706	(236)
Commercial	2,577	2,546	31
Industrial	1,437	1,535	(98)
Other	25	25	-
Total Regulated T&D Electric Sales	6,509	6,812	(303)

Regulated T&D Electric Customers (000s)	2006	2005	Change

Residential	451	444	7
Commercial	60	59	1
Industrial	1	1	-
Other	1	1	-
Total Regulated T&D Electric Customers	513	505	8

     Regulated T&D Electric Revenue decreased by $5.5 million primarily due to the following: (i) $6.2 million decrease due to lower weather-related sales, the result of a 18% decrease in Heating Degree Days, partially offset by a 4% increase in Cooling Degree Days in 2006, (ii) $3.5 million decrease due to a change in Delaware rate structure effective May 1, 2006, which shifted revenue from T&D to DSR, (iii) $2.3 million decrease in other sales variance, offset by (iv) $4.2 million increase in PJM Interconnection, LLC (PJM) revenues due to an increase in PJM zonal transmission rates, (v) $1.2 million increase due to an adjustment for estimated unbilled revenue in the second quarter 2005 primarily reflecting higher estimated power line losses, and (vi) $1.1 million increase in sales due to customer growth of 1.6%.

Default Electricity Supply

Default Supply Revenue	2006	2005	Change

Residential	$165.2	$144.9	$20.3
Commercial	156.4	122.2	34.2
Industrial	35.8	39.9	(4.1)
Other (Includes PJM)	2.0	1.6	.4
Total Default Supply Revenue	$359.4	$308.6	$50.8

Default Electricity Supply Sales (GWh)	2006	2005	Change

Residential	2,469	2,708	(239)
Commercial	2,197	2,271	(74)
Industrial	753	820	(67)
Other	26	25	1
Total Default Electricity Supply Sales	5,445	5,824	(379)

Default Electricity Supply Customers (000s)	2006	2005	Change

Residential	451	444	7
Commercial	59	57	2
Industrial	-	1	(1)
Other	1	1	-
Total Default Electricity Supply Customers	511	503	8

     Default Supply Revenue increased by $50.8 million primarily due to the following: (i) $64.3 million in higher retail energy rates, primarily resulting from new market based rates in Delaware beginning May 2006 and in Maryland beginning June 2006 and 2005 (partially offset in Fuel and Purchased Energy expense), (ii) $3.5 million increase due to a change in Delaware rate structure effective May 1, 2006, which shifted revenue from T&D to DSR, (iii) $3.3 million increase due to an adjustment for estimated unbilled revenue in the second quarter 2005 primarily reflecting higher estimated power line losses, (iv) $2.9 million increase due to customer growth, the result of a 1.6% increase in 2006, offset by (v) $12.2 million decrease due to weather-related sales, the result of an 18% decrease in Heating Degree Days, offset by a 4% increase in Cooling Degree Days in 2006, (vi) $6.2 million decrease in other sales and rate variances, and (vii) $4.7 million decrease due to lower load in 2006.

     For the six months ended June 30, 2006, DPL's Delaware customers served energy by DPL represented 85% of DPL's total Delaware sales and DPL's Maryland customers served energy by DPL represented 80% of DPL's total Maryland sales. For the six months ended June 30, 2005, DPL's Delaware customers served energy by DPL represented 89% of DPL's total Delaware sales and DPL's Maryland customers served energy by DPL represented 78% of DPL's total Maryland sales.

Natural Gas Operating Revenue

	2006	2005	Change
Regulated Gas Revenue	$135.6	$127.2	$8.4
Other Gas Revenue	24.3	31.3	(7.0)
Total Natural Gas Operating Revenue	$159.9	$158.5	$1.4

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

Regulated Gas Revenue	2006	2005	Change

Residential	$79.3	$77.3	$2.0
Commercial	47.9	41.9	6.0
Industrial	5.8	5.6	.2
Transportation and Other	2.6	2.4	.2
Total Regulated Gas Revenue	$135.6	$127.2	$8.4

Regulated Gas Sales (Bcf)	2006	2005	Change

Residential	4.2	5.4	(1.2)
Commercial	2.6	3.4	(.8)
Industrial	.4	.5	(.1)
Transportation and Other	3.1	3.1	-
Total Regulated Gas Sales	10.3	12.4	(2.1)

Regulated Gas Customers (000s)	2006	2005	Change

Residential	111	109	2
Commercial	9	9	-
Industrial	-	-	-
Transportation and Other	-	-	-
Total Regulated Gas Customers	120	118	2

Regulated Gas Revenue

     Regulated Gas Revenue increased by $8.4 million primarily due to (i) $29.8 million increase in the Gas Cost Rate (GCR) effective November 2005, due to higher natural gas commodity costs (primarily offset in Gas Purchased expense), offset by (ii) $16.2 million decrease due to lower weather-related sales, as a result of a 17% decrease in Heating Degree Days in 2006, and (iii) $5.2 million decrease in other sales and rate variances, primarily customer usage.

Other Gas Revenue
Other Gas Revenue decreased by $7.0 million to $24.3 million in 2006 from $31.3 million in 2005 primarily due to lower off-system sales (partially offset in Gas Purchased expense).
Operating Expenses
Fuel and Purchased Energy

     Fuel and Purchased Energy increased by $49.1 million to $367.2 million in 2006, from $318.1 million in 2005. The increase is primarily due to the following: (i) $77.7 million increase in average energy costs, the result of higher cost supply contracts in Maryland in June 2006 and 2005 and in Delaware beginning in May 2006, offset by (ii) $23.6 million decrease in sales and rate variances, primarily due to weather and customer usage (partially offset in Default Supply Revenue), and (iii) $4.9 million decrease due to lower load in 2006.

Gas Purchased

     Total Gas Purchased increased by $6.8 million to $127.7 million in 2006, from $120.9 million in 2005. The increase is primarily due to the following: (i) $8.5 million increase from the settlement of financial hedges (entered into as part of DPL's regulated natural gas hedge program), (ii) $4.4 million increase in wholesale commodity costs, (iii) $1.0 million increase in deferred fuel costs, offset by (iv) $6.0 million decrease in costs associated with lower off-system sales (offsets in Regulated Gas Revenue and Other Gas Revenue), and (v) $1.1 million decrease in sales, primarily due to weather.

Other Operation and Maintenance

     Other Operation and Maintenance increased by $5.5 million to $90.6 million in 2006, from $85.1 million in 2005. The increase is primarily due to (i) $2.2 million increase primarily due to the accrual for an environmental coal gas liability, (ii) $1.9 million increase in electric emergency restoration, (iii) $1.6 million increase in regulatory expense, (iv) $1.2 million increase in Default Electricity Supply (deferred and recoverable), (v) $.8 million increase in gas system maintenance, partially offset by (vi) $1.5 million decrease in bad debt expense due to an adjustment to the reserve for uncollectible accounts, and (vii) $1.1 million decrease in T&D insurance.

Other Income (Expenses)

     Other Expenses (which are net of other income) increased by $1.6 million to a net expense of $17.3 million in 2006 from a net expense of $15.7 million in 2005. The increase is primarily due to an increase in interest expense on short-term debt.

Income Tax Expense

     DPL's effective tax rate for the six months ended June 30, 2006 was 44% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior tax years subject to audit, and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits.

     DPL's effective tax rate for the six months ended June 30, 2005 was 41% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits.

FORWARD-LOOKING STATEMENTS

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

     Any forward-looking statements speak only as to the date of this Quarterly Report and DPL undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of anticipated events. New factors emerge from time to time, and it is not possible for DPL to predict all such factors, nor can DPL assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

The foregoing review of factors should not be construed as exhaustive. 165
THIS PAGE INTENTIONALLY LEFT BLANK. 166

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC COMPANY
RESTATEMENT

     As reported in ACE's Annual Report on Form 10-K for the year ended December 31, 2005, our parent company, Pepco Holdings, restated its previously reported consolidated financial statements for the three and six months ended June 30, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial.  These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. The restatement of Pepco Holdings consolidated financial statements was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. The restatement to correct the accounting for the deferred compensation arrangements had no impact on ACE; however, ACE restated its previously reported consolidated financial statements for the three and six months ended June 30, 2005, to reflect the correction of other errors. The correction of these other errors, primarily relating to unbilled revenue, taxes, and various accrual accounts, was considered by management to be immaterial. See Note 5 "Restatement," to ACE's Consolidated Financial Statements for further discussion.

GENERAL OVERVIEW

     Atlantic City Electric Company (ACE) is engaged in the generation, transmission, and distribution of electricity in southern New Jersey. ACE provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is also known as Basic Generation Service (BGS) in New Jersey. ACE's service territory covers approximately 2,700 square miles and has a population of approximately 1.0 million.

     ACE is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (PHI or Pepco Holdings). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and ACE and certain activities of ACE are subject to the regulatory oversight of the Federal Energy Regulatory Commission under PUHCA 2005.

RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Other than this disclosure, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q. All amounts in the tables (except sales and customers) are in millions.

Operating Revenue
	2006	2005	Change
Regulated T&D Electric Revenue	$159.6	$159.1	$.5
Default Supply Revenue	488.6	433.3	55.3
Other Electric Revenue	7.3	7.6	(.3)
Total Operating Revenue	$655.5	$600.0	$55.5

     The table above shows the amount of Operating Revenue earned that is subject to price regulation (Regulated Transmission and Distribution (T&D) Electric Revenue and Default Supply Revenue) and that which primarily is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue consists of the revenue ACE receives for delivery of electricity to its customers, for which ACE is paid regulated rates. Default Supply Revenue is the revenue received by ACE for providing Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy expense. Also included in Default Supply Revenue is revenue from non-utility generators (NUGS), transition bond charges, market transition charges and other restructuring related revenues (see Deferred Electric Service Costs). Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services include mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

Regulated T&D Electric
Regulated T&D Electric Revenue	2006	2005	Change

Residential	$72.5	$75.0	$(2.5)
Commercial	50.0	49.8	.2
Industrial	7.4	8.2	(.8)
Other (Includes PJM)	29.7	26.1	3.6
Total Regulated T&D Electric Revenue	$159.6	$159.1	$.5

Regulated T&D Electric Sales (GWh)	2006	2005	Change

Residential	1,882	1,930	(48)
Commercial	2,063	1,988	75
Industrial	607	588	19
Other	22	22	-
Total Regulated T&D Electric Sales	4,574	4,528	46

168

Regulated T&D Electric Customers (000s)	2006	2005	Change

Residential	472	464	8
Commercial	62	62	-
Industrial	1	1	-
Other	1	1	-
Total Regulated T&D Electric Customers	536	528	8

     Regulated T&D Electric Revenue increased by $.5 million primarily due to the following: (i) $4.0 million increase due to an adjustment for estimated unbilled revenue in the second quarter 2005 primarily reflecting higher estimated power line losses, (ii) $3.6 million increase in PJM Interconnection, LLC (PJM) revenues due to an increase in PJM zonal transmission rates, (iii) $1.6 million increase due to customer growth, the result of a 1.5% increase in 2006, offset by (iv) $4.8 million decrease due to lower weather-related sales, the result of a 19% decrease in Heating Degree Days and a 4% decrease in Cooling Degree Days in 2006, and (v) $3.8 million decrease in other sales and rate variances.

Default Electricity Supply
Default Supply Revenue	2006	2005	Change

Residential	$159.4	$139.7	$19.7
Commercial	141.1	112.1	29.0
Industrial	26.0	20.9	5.1
Other (Includes PJM)	162.1	160.6	1.5
Total Default Supply Revenue	$488.6	$433.3	$55.3

Default Electricity Supply Sales (GWh)	2006	2005	Change

Residential	1,882	1,931	(49)
Commercial	1,491	1,326	165
Industrial	201	159	42
Other	22	22	-
Total Default Electricity Supply Sales	3,596	3,438	158

Default Electricity Supply Customers (000s)	2006	2005	Change

Residential	472	464	8
Commercial	62	62	-
Industrial	1	1	-
Other	1	1	-
Total Default Electricity Supply Customers	536	528	8

169

     Default Supply Revenue increased by $55.3 million primarily due to the following: (i) $41.7 million in higher retail energy rates, primarily resulting from new market based BGS increases in New Jersey (partially offset in Fuel and Purchased Energy expense), (ii) $7.9 million increase due to an adjustment for estimated unbilled revenue in the second quarter 2005 primarily reflecting higher estimated power line losses, (iii) $7.1 million increase due to higher load in 2006, (iv) $3.7 million increase in sales due to customer growth, the result of a 1.5% increase in 2006, (v) $2.4 million increase in other sales and rate variances, offset by (vi) $8.4 million decrease due to weather-related sales, the result of a 19% decrease in Heating Degree Days and a 4% decrease in Cooling Degree Days in 2006.

     For the six months ended June 30, 2006, ACE's customers served energy by ACE represented 78% of ACE's total sales. For the six months ended June 30, 2005, ACE's customers served energy by ACE represented 75% of ACE's total sales.

Operating Expenses
Fuel and Purchased Energy

     Fuel and Purchased Energy increased by $44.0 million to $431.1 million in 2006, from $387.1 million in 2005. The increase is primarily due to the following: (i) $36.0 million increase in average energy costs, the result of higher cost supply contracts in June 2006 and 2005, (ii) $5.5 million increase due to higher BGS load in 2006, and (iii) $2.4 million increase in other sales and rate variances (partially offset in Default Supply Revenue).

Other Operation and Maintenance

      Other Operation and Maintenance increased by $5.5 million to $95.9 million in 2006 from $90.4 million in 2005. The increase is primarily due to (i) $5.0 million in Default Electricity Supply (primarily deferred and recoverable), (ii) $1.6 million increase in system maintenance, (iii) $1.6 million increase in emergency restoration costs, offset by (iv) $1.3 million decrease in pole rental expense and (v) $1.1 million decrease in T&D insurance.

Depreciation and Amortization

     Depreciation and Amortization expenses increased by $2.9 million to $59.8 million in 2006, from $56.9 million in 2005. The increase is primarily due to (i) $10.6 million higher amortization of regulatory assets, offset by (ii) $7.7 million in lower depreciation due to a change in depreciation technique and rates resulting from a 2005 final rate order from the New Jersey Board of Public Utilities (NJBPU).

Deferred Electric Service Costs

     Deferred Electric Service Costs decreased by $11.0 million to a credit of $10.2 million in 2006 from a debit $.8 million in 2005. The decrease represents (i) $5.4 million net under-recovery associated with New Jersey BGS, NUGS, market transition charges and other restructuring items, and (ii) $5.6 million in regulatory disallowances (net of amounts previously reserved) associated with the April 2005 NJBPU settlement agreement. At June 30, 2006, ACE's balance sheet included as a regulatory liability an over-recovery of $47.2 million with respect to these items, which amount is net of a $48.0 million reserve for items disallowed by the NJBPU in a ruling that is under appeal.

Other Income (Expenses)

     Other Expenses (which are net of other income) increased by $6.3 million to a net expense of $31.1 million in 2006 from a net expense of $24.8 million in 2005. The increase is primarily due to (i) $3.0 million increase due to a Contribution in Aid of Construction tax gross-up and (ii) $3.3 million increase in interest expense related to ACE's deferred electric service costs regulatory liability.

Income Tax Expense

     ACE's effective tax rate for the six months ended June 30, 2006 was 28% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, partially offset by changes in estimates related to tax liabilities of prior tax years subject to audit, and the flow-through of deferred investment tax credits.

     ACE's effective tax rate for the six months ended June 30, 2005 was 41% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, changes in estimates related to tax liabilities of prior tax years subject to audit, partially offset by the flow-through of deferred investment tax credits.

Extraordinary Item

     As a result of the April 2005 settlement of ACE's electric distribution rate case, ACE reversed $15.2 million in accruals related to certain deferred costs that are now deemed recoverable. The after-tax credit to income of $9.0 million is classified as an extraordinary gain in the 2005 financial statements since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999.

FORWARD-LOOKING STATEMENTS

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

     Any forward-looking statements speak only as to the date of this Quarterly Report and ACE undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of anticipated events. New factors emerge from time to time, and it is not possible for ACE to predict all such factors, nor can ACE assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

The foregoing review of factors should not be construed as exhaustive. 172

THIS PAGE INTENTIONALLY LEFT BLANK. 173

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Pepco Holdings

     For information about PHI's derivative activities, refer to "Accounting for Derivatives" in Note 2 and "Use of Derivatives in Energy and Interest Rate Hedging Activities" in Note 13 to the Consolidated Financial Statements of PHI included in its Annual Report on Form 10-K for the year ended December 31, 2005.

     PHI's risk management policies place oversight at the senior management level through the Corporate Risk Management Committee which has the responsibility for establishing corporate compliance requirements for the competitive energy segments' energy market participation. PHI uses a value-at-risk (VaR) model to assess the market risk of its competitive energy segments' other energy commodity activities. PHI also uses other measures to limit and monitor risk in its commodity activities, including limits on the nominal size of positions and periodic loss limits. VaR represents the potential mark-to-market loss on energy contracts or portfolios due to changes in market prices for a specified time period and confidence level. PHI estimates VaR using a delta-gamma variance / covariance model with a 95 percent, one-tailed confidence level and assuming a one-day holding period. Since VaR is an estimate, it is not necessarily indicative of actual results that may occur.

Value at Risk Associated with Energy Contracts For the Six Months Ended June 30, 2006 (Millions of dollars)
	Proprietary Trading VaR (1)	VaR for Competitive Energy Activity (2)
95% confidence level, one-day holding period, one-tailed(3)
Period end	N/A	$10.2
Average for the period	N/A	$14.9
High	N/A	$23.9
Low	N/A	$ 8.6
Notes:
(1)	PHI discontinued its proprietary trading activity in 2003.
(2)

This column represents all energy derivative contracts, normal purchase and sales contracts, modeled generation output and fuel requirements and modeled customer load obligations for the ongoing other energy commodity activities.

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

174

     The competitive energy segments' portfolio of electric generating plants includes "mid-merit" assets and peaking assets. Mid-merit electric generating plants are typically combined cycle units that can quickly change their megawatt output level on an economic basis. These plants are generally operated during times when demand for electricity rises and power prices are higher. The competitive energy segments dynamically hedge both the estimated plant output and fuel requirements as the estimated levels of output and fuel needs change. Hedge percentages include the estimated electricity output of the competitive energy segments' generation plants that have been economically hedged and any associated financial or physical commodity contracts (including derivative contracts that are classified as cash flow hedges under Statement of Financial Accounting Standards No. 133, other derivative instruments, wholesale normal purchase and sales contracts, and load service obligations).

     The primary purpose of the hedging program is to improve the predictability and stability of generation margins by selling forward a portion of its projected economic plant output, and buying forward a portion of its projected fuel supply requirements. During the fourth quarter of 2005, Conectiv Energy revised its energy commodity hedging targets for projected on-peak electricity output to reflect several factors, including improving market conditions that are predicted for the eastern portion of the PJM Interconnection, LLC power market. Conectiv Energy intends to maintain a forward 36-month program with targeted ranges for hedging its projected economic plant output during peak periods (based on the then-current forward electricity price curve) combined with on-peak energy purchases as follows:

ON-PEAK ELECTRICITY HEDGE TARGETS
Month	Target Range
1-12	50-100%
13-24	25-75%
25-36	0-50%

     Within each period, hedged percentages can vary significantly above or below the average reported percentages, due to seasonality, changes in forward prices, market liquidity, plant outage schedules or other factors.

     As of June 30, 2006, the electricity sold forward as a percentage of projected on-peak economic output combined with on-peak energy purchases was 112%, 90% and 28% for the 1-12 month, 13-24 month and 25-36 month forward periods, respectively. Hedge percentages were above the target ranges for the 1-12 month and the 13-24 month periods due to Conectiv Energy's success in the default electricity supply auctions and changes in projected on-peak output since the forward sale commitments were entered into. For the 1-12 month period, the amount of forward on-peak sales represents 28% of Conectiv Energy's total on-peak generating capability and on-peak energy purchases. While Conectiv Energy attempts to place hedges that are expected to generate energy margins at or near its forecasted gross margin levels, the volumetric percentages vary significantly by month and often do not capture the peak pricing hours and the related high margins that can be realized. As a result the percentage of on peak output hedged does not represent the amount of expected value hedged.

     Not all of Conectiv Energy's Merchant Generation gross margins can be hedged (such as ancillary services and fuel switching) due to lack of market products, market liquidity or other factors. Also, the hedging of locational value and capacity can be limited. These margins can be material to Conectiv Energy.

This table provides information on the competitive energy segment's credit exposure, net of collateral, to wholesale counterparties.
Schedule of Credit Risk Exposure on Competitive Wholesale Energy Contracts (Millions of dollars)
	June 30, 2006
Rating (1)	Exposure Before Credit Collateral (2)	Credit Collateral (3)	Net Exposure	Number of Counterparties Greater Than 10% (4)	Net Exposure of Counterparties Greater Than 10%

Investment Grade	$38.2	$ -	$38.2
Non-Investment Grade	.3	.8	-
No External Ratings	27.6	2.4	25.2	1	$12.2
Credit reserves			$ 1.4
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

(4)	Using a percentage of the total exposure.

     For additional information concerning market risk, please refer to Item 7A, Quantitative and Qualitative Disclosure About Market Risk in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2005.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL, AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 4. CONTROLS AND PROCEDURES
Pepco Holdings, Inc.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, Pepco Holdings, Inc. (PHI or Pepco Holdings) has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2006, and, based upon this evaluation, the chief executive officer and the chief financial officer of Pepco Holdings have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to Pepco Holdings and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Consideration of the Restatement

     As discussed in Note 15 of the Notes to Consolidated Financial Statements in Part II, Item 8 of Pepco Holdings' 2005 Form 10-K filed on March 13, 2006, Pepco Holdings restated its previously reported consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003, the quarterly financial information for the first three quarters in 2005, and all quarterly periods in 2004, to correct the accounting for certain deferred compensation arrangements and to correct errors with respect to unbilled revenue, taxes and various accrual accounts. In coming to the conclusion that Pepco Holdings' disclosure controls and procedures and Pepco Holdings' internal control over financial reporting were effective as of December 31, 2005, management concluded that the restatement items described in Note 15 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Form 10-K filed on March 13, 2006, individually or in the aggregate, did not constitute a material weakness. In coming to this conclusion, management reviewed and analyzed the SEC's Staff Accounting Bulletin (SAB) No. 99, "Materiality," paragraph 29 of Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and SAB Topic 5F, "Accounting Changes Not Retroactively Applied Due to Immateriality," and took into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on shareholders' equity was not material to the financial statements of prior interim or annual periods; and (iii) that Pepco Holdings decided to restate its previously issued financial statements solely because the cumulative impact of the adjustments would have been material to the fourth quarter of 2005 reported net income.

Changes in Internal Control Over Financial Reporting

     During the three months ended June 30, 2006, there was no change in Pepco Holdings' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Pepco Holdings' internal control over financial reporting.

     On August 1, 2006, Conectiv Energy Holding Company (Conectiv Energy), a subsidiary of Pepco Holdings, completed development of new energy transaction software that provides additional functionality, such as enhanced PJM Interconnection, LLC (PJM) invoice reconciliation capability, hedge accounting, greater risk analysis capability and enhanced regulatory reporting capability. Extensive pre-implementation testing was performed to ensure internal controls over financial reporting continue to be effective. Operating effectiveness of internal controls over financial reporting will continue to be evaluated post implementation.

Potomac Electric Power Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, Potomac Electric Power Company (Pepco) has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2006, and, based upon this evaluation, the chief executive officer and the chief financial officer of Pepco have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to Pepco and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Consideration of the Restatement

     As discussed in Note 13 of the Notes to Financial Statements in Part II, Item 8 of Pepco's 2005 Form 10-K filed on March 13, 2006, Pepco restated its previously reported financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003, the quarterly financial information for the first three quarters in 2005, and all quarterly periods in 2004, to correct the accounting for certain deferred compensation arrangements and to correct errors with respect to unbilled revenue, taxes and various accrual accounts. In coming to the conclusion that Pepco's disclosure controls and procedures were effective as of December 31, 2005, management concluded that the restatement items described in Note 13 of the Notes to Financial Statements in Part II, Item 8 of the Form 10-K filed on March 13, 2006, individually or in the aggregate, did not constitute a material weakness. In coming to this conclusion, management reviewed and analyzed the SEC's SAB No. 99, "Materiality," paragraph 29 of Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and SAB Topic 5F, "Accounting Changes Not Retroactively Applied Due to Immateriality," and took into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on shareholders' equity was not material to the financial statements of prior interim or annual periods; and (iii) that Pepco decided to restate its previously issued financial statements solely because the cumulative impact of the adjustments would have been material to the fourth quarter of 2005 reported net income.

Changes in Internal Control Over Financial Reporting

     During the three months ended June 30, 2006, there was no change in Pepco's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Pepco's internal control over financial reporting.

Delmarva Power & Light Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, Delmarva Power & Light Company (DPL) has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2006, and, based upon this evaluation, the chief executive officer and the chief financial officer of DPL have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to DPL that is required to be disclosed in reports filed with, or submitted to, the SEC under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Consideration of the Restatement

     As discussed in Note 13 of the Notes to Financial Statements in Part II, Item 8 of DPL's 2005 Form 10-K filed on March 13, 2006, DPL restated its previously reported financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003, the quarterly financial information for the first three quarters in 2005, and all quarterly periods in 2004, to correct errors with respect to unbilled revenue, taxes and various accrual accounts. In coming to the conclusion that DPL's disclosure controls and procedures were effective as of December 31, 2005, management concluded that the restatement items described in Note 13 of the Notes to Financial Statements in Part II, Item 8 of the Form 10-K filed on March 13, 2006, individually or in the aggregate, did not constitute a material weakness. In coming to this conclusion, management reviewed and analyzed the SEC's SAB No. 99, "Materiality," paragraph 29 of Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and SAB Topic 5F, "Accounting Changes Not Retroactively Applied Due to Immateriality," and took into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on shareholders' equity was not material to the financial statements of prior interim or annual periods; and (iii) that DPL decided to restate its previously issued financial statements solely because of corrections recorded in Pepco Holdings consolidated financial statements.

Changes in Internal Control Over Financial Reporting

     During the three months ended June 30, 2006, there was no change in DPL's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, DPL's internal control over financial reporting.

Atlantic City Electric Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, Atlantic City Electric Company (ACE) has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2006, and, based upon this evaluation, the chief executive officer and the chief financial officer of ACE have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to ACE and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Consideration of the Restatement

     As discussed in Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8 of ACE's 2005 Form 10-K filed on March 13, 2006, ACE restated its previously reported consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003, the quarterly financial information for the first three quarters in 2005, and all quarterly periods in 2004, to correct errors with respect to taxes and various accrual accounts. In coming to the conclusion that ACE's disclosure controls and procedures were effective as of December 31, 2005, management concluded that the restatement items described in Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Form 10-K filed on March 13, 2006, individually or in the aggregate, did not constitute a material weakness. In coming to this conclusion, management reviewed and analyzed the SEC's SAB No. 99, "Materiality," paragraph 29 of Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and SAB Topic 5F, "Accounting Changes Not Retroactively Applied Due to Immateriality," and took into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on shareholders' equity was not material to the financial statements of prior interim or annual periods; and (iii) that ACE restated is previously issued consolidated financial statements solely because of corrections recorded in Pepco Holdings consolidated financial statements.

Changes in Internal Control Over Financial Reporting

     During the three months ended June 30, 2006, there was no change in ACE's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ACE's internal control over financial reporting.

Part II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Pepco Holdings

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. In July 2003, Mirant filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas. On December 9, 2005, the Bankruptcy Court approved Mirant's Plan of Reorganization, and the Mirant business emerged from bankruptcy on January 3, 2006. On May 30, 2006, Pepco, PHI and certain affiliated companies entered into a Settlement Agreement and Release with Mirant, which, subject to court approval, settles all outstanding issues among the parties arising from or related to the Mirant bankruptcy.

     For further information concerning the litigation with Mirant and other litigation matters, please refer to Item 3, "Legal Proceedings," included in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2005 and Note (4), Commitments and Contingencies, to the financial statements of PHI included herein.

Pepco

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. In July 2003, Mirant filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas. On December 9, 2005, the Bankruptcy Court approved Mirant's Plan of Reorganization, and the Mirant business emerged from bankruptcy on January 3, 2006. On May 30, 2006, Pepco, PHI and certain affiliated companies entered into a Settlement Agreement and Release with Mirant, which, subject to court approval, settles all outstanding issues among the parties arising from or related to the Mirant bankruptcy.

     For further information concerning the litigation with Mirant and other litigation matters, please refer to Note (4), Commitments and Contingencies, to the financial statements of Pepco included herein.

DPL
For information concerning litigation matters, please refer to Note (4), Commitments and Contingencies, to the financial statements of DPL included herein.
ACE
For information concerning litigation matters, please refer to Note (4), Commitments and Contingencies, to the financial statements of ACE included herein. 181
Item 1A. RISK FACTORS
Pepco Holdings

     For a discussion of Pepco Holdings' risk factors, please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2005. Except for the risk factors listed below, no material changes to Pepco Holdings' risk factors occurred during the second quarter of 2006. The risk factors as to which there has been a material change are updated as follows:

Update Regarding Mirant Bankruptcy

     On May 30, 2006, Pepco, PHI and certain affiliated companies entered into a Settlement Agreement and Release with Mirant, which, subject to court approval, settles all outstanding issues among the parties arising from or related to the Mirant bankruptcy. On July 19, 2006, the United States Court of Appeals for the Fifth Circuit issued an opinion affirming the District Court's orders from which Mirant appealed. Under the circumstances presented in the record in appeal, the court ruled that Mirant may not reject the PPA-Related Obligations and required that Mirant continue to perform. See Note (4) Commitments and Contingencies -- Regulatory and Other Matters, herein, for additional information.

The IRS challenge to cross-border energy sale and lease-back transaction entered into by a PHI subsidiary could result in loss of prior and future tax benefits

     PCI maintains a portfolio of cross-border energy sale-leaseback transactions, which as of June 30, 2006, had a book value of approximately $1.3 billion and from which PHI derives approximately $55 million per year in tax benefits in the form of interest and depreciation deductions During the quarter ended June 30, 2006, the IRS issued its final proposed adjustments on PCI's cross-border sale-leaseback transactions in which the IRS disallowed the tax benefits claimed by PHI with respect to these leases for the years 2001 and 2002. See Note (4) Commitments and Contingencies -- Regulatory and Other Matters, herein, for additional information.

Pending tax legislation could result in a loss of future tax benefits from cross-border energy sale and lease-back transactions entered into by a PHI subsidiary

     In November 2005, the U.S. Senate passed The Tax Relief Act of 2005 (S.2020) which would have applied passive loss limitation rules to leases similar to PCI's cross-border energy leases, effective for taxable years beginning after December 31, 2005. This provision, however, was not included in the final tax legislation, the Tax Increase Prevention and Reconciliation Act of 2005, which became law on May 17, 2006.

IRS Revenue Ruling 2005-53 on Mixed Service Costs could require PHI to incur additional tax and interest payments in connection with the IRS audit for this issue for the tax years 2001 through 2004 (IRS Revenue Ruling 2005-53)

     During 2001, Pepco, DPL, and ACE changed their methods of accounting with respect to capitalizable construction costs for accounting purposes, which allow the companies to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through

December 31, 2005, there accelerated deductions have generated incremental tax cash flow benefits of approximately $205 million (consisting of $94 million for Pepco, $62 million for DPL, and $49 million for ACE) for the companies primarily attributed to their 2001 tax return. In February 2006, PHI paid approximately $121 million to cover the amount of taxes management estimates will be payable once a new final method of accounting is adopted on its 2005 tax return due to the proposed regulations.

     During the quarter ended June 30, 2006, the IRS issued its final proposed adjustments (based on Revenue Ruling 2005-53) which disallow substantially all of the incremental tax benefits that Pepco, DPL and ACE had claimed on their 2001 and 2002 tax returns by requiring the companies to capitalize and depreciate certain expenses rather than treat such expenses as current deductions.

     PHI intends to contest the adjustments that the IRS has proposed to the 2001 and 2002 tax returns. However, if the IRS is successful in requiring Pepco, DPL and ACE to capitalize and depreciate construction costs that results in a tax and interest assessment greater than management's estimate of $121 million, PHI will be required to pay additional taxes and interest to the extent these adjustments exceed the $121 million additional tax payment made in February 2006. See Note (4) Commitments and Contingencies -- Regulatory and Other Matters, herein, for additional information.

Pepco

     For a discussion of Pepco's risk factors, please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in Pepco's Annual Report on Form 10-K for the year ended December 31, 2005. Except for the risk factors listed below, no material changes to Pepco's risk factors occurred during the second quarter of 2006. The risk factor as to which there has been a material change is updated as follows:

Update Regarding Mirant Bankruptcy

     On May 30, 2006, Pepco, PHI and certain affiliated companies entered into a Settlement Agreement and Release with Mirant, which, subject to court approval, settles all outstanding issues among the parties arising from or related to the Mirant bankruptcy. On July 19, 2006, the United States Court of Appeals for the Fifth Circuit issued an opinion affirming the District Court's orders from which Mirant appealed. Under the circumstances presented in the record in appeal, the court ruled that Mirant may not reject the PPA-Related Obligations and required that Mirant continue to perform. See Note (4) Commitments and Contingencies -- Regulatory and Other Matters, herein, for additional information.

DPL

     For a discussion of DPL's risk factors, please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in DPL's Annual Report on Form 10-K for the year ended December 31, 2005. No material changes to DPL's risk factors occurred during the second quarter of 2006.

ACE

     For a discussion of ACE's risk factors, please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in ACE's Annual

Report on Form 10-K for the year ended December 31, 2005. No material changes to ACE's risk factors occurred during the second quarter of 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Pepco Holdings
None.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL, AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 3. DEFAULTS UPON SENIOR SECURITIES
Pepco Holdings
None.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL, AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Pepco Holdings
(a) The Annual Meeting of Shareholders was held on May 19, 2006.
(b) Directors who were elected at the annual meeting:
For Term Expiring in 2007:
Terence C. Golden	Votes cast for: Votes withheld:	146,393,457 5,894,836
Frank O. Heintz	Votes cast for: Votes withheld:	149,970,091 2,318,202
George F. MacCormack	Votes cast for: Votes withheld:	146,544,466 5,743,827
Lawrence C. Nussdorf	Votes cast for: Votes withheld:	139,699,780 12,588,513
Lester P. Silverman	Votes cast for: Votes withheld:	149,977,915 2,310,378
184
Directors who are continuing in office:
Term Expires in 2007:	Term Expires in 2008:
Jack B. Dunn, IV	Edmund B. Cronin, Jr.
Richard B. McGlynn	Pauline A. Schneider
Peter F. O'Malley	Dennis R. Wraase
Frank K. Ross
William T. Torgerson
(c) The following proposal was voted on at the meeting:

The Board of Directors approved and submitted to a vote of the shareholders a proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of PHI for 2006.

     This proposal passed. The number of shares present and entitled to vote on the proposal was 152,288,293. Adoption of the proposal required the affirmative vote of the holders of a majority of the shares of Pepco Holdings Common Stock present and entitled to vote or 76,144,147 shares. There were 139,842,396 votes cast for the proposal, 11,615,524 votes cast against the proposal, 830,373 votes abstaining and no broker non-votes.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL, AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

     The documents listed below are being filed or furnished on behalf of Pepco Holdings, Inc. (PHI), Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL), and Atlantic City Electric Company (ACE).

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

4	Pepco	Supplemental Indenture dated April 1, 2006	Exh. 4.1 to Pepco's Form 8-K, 04/17/2006.
10	PHI Pepco	Settlement Agreement and Release, dated as of May 30, 2006, by and among Potomac Electric Power Company and certain affiliated companies and Mirant Corporation and certain affiliated companies.	Exh. 10.1 to PHI's Form 8-K, 05/31/2006.
12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.
12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.
12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.
12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
185

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

Exhibit 12.1 Statements Re. Computation of Ratios

PEPCO HOLDINGS
		For the Year Ended December 31, (a)
	Six Months Ended June 30, 2006	2005	(Restated) 2004	(Restated) 2003	(Restated) 2002	(Restated) 2001
	(Millions of dollars)

Income before extraordinary item (b)	$107.5	$368.5	$257.4	$204.9	$218.7	$193.3

Income tax expense	74.4	255.2	167.3	62.1	124.9	83.1

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	168.5	341.4	376.2	385.9	229.5	164.1
Other interest	9.4	20.3	20.6	21.7	21.0	23.8
Preferred dividend requirements of subsidiaries	.7	2.5	2.8	13.9	20.6	14.2
Total fixed charges	178.6	364.2	399.6	421.5	271.1	202.1

Non-utility capitalized interest	(.5)	(.5)	(.1)	(10.2)	(9.9)	(2.7)

Income before extraordinary item, income tax expense, and fixed charges	$360.0	$987.4	$824.2	$678.3	$604.8	$475.8

Total fixed charges, shown above	178.6	364.2	399.6	421.5	271.1	202.1

Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	.5	1.7	1.8	4.2	11.8	6.1

Fixed charges for ratio computation	$179.1	$365.9	$401.4	$425.7	$282.9	$208.2

Ratio of earnings to fixed charges and preferred dividends	2.01	2.70	2.05	1.59	2.14	2.29

(a)

As discussed in Note (6) to the consolidated financial statements of Pepco Holdings included in Item 1 "Financial Statements," Pepco Holdings restated its financial statements to reflect the correction of the accounting for certain deferred compensation arrangements and other errors that management deemed to be immaterial.

(b)	Excludes losses on equity investments.

Exhibit 12.2 Statements Re. Computation of Ratios
PEPCO
		For the Year Ended December 31, (a)
	Six Months Ended June 30, 2006	2005	(Restated) 2004	(Restated) 2003	(Restated) 2002	(Restated) 2001
	(Millions of dollars)

Net income (b)	$29.5	$165.0	$96.5	$103.2	$141.1	$193.3

Income tax expense	22.5	127.6	55.7	67.3	79.1	83.1

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	38.9	82.8	82.5	83.8	114.5	164.1
Other interest	6.5	13.6	14.3	16.2	17.3	23.8
Preferred dividend requirements of a subsidiary trust	-	-	-	4.6	9.2	9.2
Total fixed charges	45.4	96.4	96.8	104.6	141.0	197.1

Non-utility capitalized interest	-	-	-	-	(.2)	(2.7)

Income before income tax expense, and fixed charges	$97.4	$389.0	$249.0	$275.1	$361.0	$470.8

Ratio of earnings to fixed charges	2.15	4.04	2.57	2.63	2.56	2.39

Total fixed charges, shown above	45.4	96.4	96.8	104.6	141.0	197.1

Preferred dividend requirements, excluding mandatorily redeemable preferred securities subsequent to SFAS No. 150 implementation, adjusted to a pre-tax amount	1.8	2.3	1.6	5.5	7.8	7.1

Total fixed charges and preferred dividends	$47.2	$98.7	$98.4	$110.1	$148.8	$204.2

Ratio of earnings to fixed charges and preferred dividends	2.06	3.94	2.53	2.50	2.43	2.31

(a)

As discussed in Note (5) to the consolidated financial statements of Pepco included in Item 1 "Financial Statements," Pepco restated its financial statements to reflect the correction of the accounting for certain deferred compensation arrangements and other errors that management deemed to be immaterial.

(b)	Excludes losses on equity investments.

Exhibit 12.3 Statements Re. Computation of Ratios
DPL
		For the Year Ended December 31, (a)
	Six Months Ended June 30, 2006	2005	(Restated) 2004	(Restated) 2003	(Restated) 2002	(Restated) 2001
	(Millions of dollars)

Net income	$27.7	$74.7	$63.0	$52.4	$51.5	$200.6

Income tax expense	21.4	57.6	48.1	37.0	36.9	139.9

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	19.3	35.3	33.0	37.2	44.1	68.5
Other interest	1.2	2.7	2.2	2.7	3.6	3.4
Preferred dividend requirements of a subsidiary trust	-	-	-	2.8	5.7	5.7
Total fixed charges	20.5	38.0	35.2	42.7	53.4	77.6

Income before income tax expense, and fixed charges	$69.6	$170.3	$146.3	$132.1	$141.8	$418.1

Ratio of earnings to fixed charges	3.40	4.48	4.16	3.09	2.66	5.39

Total fixed charges, shown above	20.5	38.0	35.2	42.7	53.4	77.6

Preferred dividend requirements, adjusted to a pre-tax amount	.7	1.8	1.7	1.7	2.9	6.3

Total fixed charges and preferred dividends	$21.2	$39.8	$36.9	$44.4	$56.3	$83.9

Ratio of earnings to fixed charges and preferred dividends	3.28	4.28	3.96	2.98	2.52	4.98

(a)

As discussed in Note (5) to the financial statements of DPL included in Item 1 "Financial Statements," DPL restated its financial statements to reflect the correction of errors that management deemed to be immaterial. These errors otherwise would not have required restatement except for the restatement by Pepco Holdings to correct the accounting for certain deferred compensation arrangements.

Exhibit 12.4 Statements Re. Computation of Ratios
ACE
		For the Year Ended December 31, (a)
	Six Months Ended June 30, 2006	2005	(Restated) 2004	(Restated) 2003	(Restated) 2002	(Restated) 2001
	(Millions of dollars)

Income before extraordinary item	$26.7	$54.2	$61.7	$41.5	$29.4	$75.5

Income tax expense	10.6	43.3	42.6	27.3	14.1	46.7

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	31.7	60.1	62.2	63.7	55.6	62.2
Other interest	1.5	3.7	3.4	2.6	2.4	3.3
Preferred dividend requirements of subsidiary trusts	-	-	-	1.8	7.6	7.6
Total fixed charges	33.2	63.8	65.6	68.1	65.6	73.1

Income before extraordinary item, income tax expense, and fixed charges	$70.5	$161.3	$169.9	$136.9	$109.1	$195.3

Ratio of earnings to fixed charges	2.12	2.53	2.59	2.01	1.66	2.67

Total fixed charges, shown above	33.2	63.8	65.6	68.1	65.6	73.1

Preferred dividend requirements adjusted to a pre-tax amount	.1	.5	.5	.5	1.0	2.7

Total fixed charges and preferred dividends	$33.3	$64.3	$66.1	$68.6	$66.6	$75.8

Ratio of earnings to fixed charges and preferred dividends	2.12	2.51	2.57	2.00	1.64	2.58

(a)

As discussed in Note (5) to the financial statements of ACE included in Item 1 "Financial Statements," ACE restated its financial statements to reflect the correction of errors that management deemed to be immaterial. These errors otherwise would not have required restatement except for the restatement by Pepco Holdings to correct the accounting for certain deferred compensation arrangements.

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 4, 2006		/s/ D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer

Exhibit 31.2
CERTIFICATION
I, Joseph M. Rigby, certify that:
1.	I have reviewed this report on Form 10-Q of Pepco Holdings, Inc.
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 4, 2006	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer
192

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 4, 2006	/s/ W. J. SIM William J. Sim President and Chief Executive Officer
193

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 4, 2006		/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

194

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 4, 2006		/s/ T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
195

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 4, 2006		/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer
196

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 4, 2006		/s/ W. J. SIM William J. Sim President and Chief Executive Officer
197

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 4, 2006		/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer
198

Exhibit 32.1
Certificate of Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Pepco Holdings, Inc. for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pepco Holdings, Inc.

August 4, 2006	/s/ D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer
August 4, 2006	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Pepco Holdings, Inc. and will be retained by Pepco Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

199

Exhibit 32.2
Certificate of Chief Executive Officer and Chief Financial Officer of Potomac Electric Power Company (pursuant to 18 U.S.C. Section 1350)

     I, William J. Sim, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Potomac Electric Power Company for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Potomac Electric Power Company.

August 4, 2006	/s/ W. J. SIM William J. Sim President and Chief Executive Officer
August 4, 2006	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Potomac Electric Power Company and will be retained by Potomac Electric Power Company and furnished to the Securities and Exchange Commission or its staff upon request.

200

Exhibit 32.3
Certificate of Chief Executive Officer and Chief Financial Officer of Delmarva Power & Light Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Delmarva Power & Light Company for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Delmarva Power & Light Company.

August 4, 2006	/s/ T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
August 4, 2006	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Delmarva Power & Light Company and will be retained by Delmarva Power & Light Company and furnished to the Securities and Exchange Commission or its staff upon request.

201

Exhibit 32.4
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (pursuant to 18 U.S.C. Section 1350)

     I, William J. Sim, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Atlantic City Electric Company for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

August 4, 2006	/s/ W. J. SIM William J. Sim President and Chief Executive Officer
August 4, 2006	/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Company and will be retained by Atlantic City Electric Company and furnished to the Securities and Exchange Commission or its staff upon request.

202

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 4, 2006

PEPCO HOLDINGS, INC. (PHI)
POTOMAC ELECTRIC POWER COMPANY (Pepco)
DELMARVA POWER & LIGHT COMPANY (DPL)
ATLANTIC CITY ELECTRIC COMPANY (ACE)
       (Registrants)

By    /s/ JOSEPH M. RIGBY
        Joseph M. Rigby
        Senior Vice President and
        Chief Financial Officer,
            PHI, Pepco and DPL
        Chief Financial Officer, ACE

203
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

204