Form 10-Q
period 2006-09-30
PEPCO HOLDINGS INC; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/; POTOMAC ELECTRIC POWER CO
filed 2006-11-06
CIK 1135971, 8192, 27879, 79732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006
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

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at September 30, 2006
Pepco Holdings	191,341,342 ($.01 par value)
Pepco	100 ($.01 par value) (a)
DPL	1,000 ($2.25 par value) (b)
ACE	8,546,017 ($3 par value) (b)
(a)	All voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv, a wholly owned subsidiary of Pepco Holdings.

     THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL, AND ACE. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

________________________________________________________________________________

________________________________________________________________________________

________________________________________________________________________________
GLOSSARY OF TERMS
Term	Definition
ABO	Accumulated benefit obligation
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
ACE NUGs	Non-utility generation contracts between ACE and unaffiliated third parties
ACO	Administrative Consent Order
ADFIT	Accumulated deferred federal income taxes
ADITC	Accumulated deferred investment tax credits
Ancillary services	Generally, electricity generation reserves and reliability services
APB	Accounting Principles Board of the American Institute of Certified Public Accountants
APCA	New Jersey Air Pollution Control Act
Asset Purchase and Sale Agreement	Asset Purchase and Sale Agreement, dated as of June 7, 2000 and subsequently amended, between Pepco and Mirant (formerly Southern Energy, Inc.) relating to the sale of Pepco's generation assets
Bankruptcy Court	Bankruptcy Court for the Northern District of Texas
Bankruptcy Funds	$13.25 million in funds from the Bankruptcy Settlement
Bankruptcy Settlement	The bankruptcy settlement among the parties concerning the environmental proceedings at the Metal Bank/Cottman Avenue site
Bcf	Billion cubic feet
BGS	Basic Generation Service (the supply of electricity by ACE to retail customers in New Jersey who have not elected to purchase electricity from a competitive supplier)
BSA	Bill Stabilization Adjustment
CAA	Federal Clean Air Act
Competitive Energy Business	Consists of the business operations of Conectiv Energy and Pepco Energy Services
Conectiv	A wholly owned subsidiary of PHI. Conectiv also is the parent of DPL and ACE
Conectiv Energy	Conectiv Energy Holding Company and its subsidiaries
Cooling Degree Days	Daily difference in degrees by which the mean (high and low divided by 2) dry bulb temperature is above a base of 65 degrees Fahrenheit
DCPSC	District of Columbia Public Service Commission
Default Electricity Supply

The supply of electricity by electric utilities at regulated rates to retail customers who do not elect to purchase electricity from a competitive supplier, and which, depending on the jurisdiction, is also known as Default Service, SOS, BGS, or POLR service

Default Supply Revenue	Revenue received for Default Electricity Supply
District Court	U.S. District Court for the Northern District of Texas
DPL	Delmarva Power & Light Company
DPSC	Delaware Public Service Commission
EDECA	New Jersey Electric Discount and Energy Competition Act
EDIT	Excess Deferred Income Taxes
EITF	Emerging Issues Task Force
EPA	U.S. Environmental Protection Agency
ERISA	Employment Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission

                                                                                                                                                                i

________________________________________________________________________________

Term	Definition
FIN	FASB Interpretation Number
FSP	FASB Staff Position
FTB	FASB Technical Bulletin
Full Requirements Load Service	The supply of energy by Conectiv Energy to utilities to fulfill their Default Electricity Supply obligations
GAAP	Accounting principles generally accepted in the United States of America
GCR	Gas Cost Rate
GPC	Generation Procurement Credit
GWh	Gigawatt hour
Heating Degree Days	Daily difference in degrees by which the mean (high and low divided by 2) dry bulb temperature is below a base of 65 degrees Fahrenheit.
IRS	Internal Revenue Service
LEAC Liability	ACE's $59.3 million deferred energy cost liability existing as of July 31, 1999, related to ACE's Levelized Energy Adjustment Clause and ACE's Demand Side Management Programs
MDE	Maryland Department of the Environment
MGP	Manufactured gas plant
Mirant	Mirant Corporation and its predecessors and its subsidiaries
Moody's	Moody's Investors Service
MPSC	Maryland Public Service Commission
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NOPR	Notice of Proposed Rulemaking
Normalization provisions

Sections of the Internal Revenue Code and related regulations that dictate how excess deferred income taxes resulting from the corporate income tax rate reduction enacted by the Tax Reform Act of 1986 and accumulated deferred investment tax credits should be treated for ratemaking purposes

Notice	Notice 2005-13 issued by the Treasury Department and IRS on February 11, 2005
NOx	Nitrogen oxide
OCI	Other Comprehensive Income
Panda	Panda-Brandywine, L.P.
Panda PPA	PPA between Pepco and Panda
PBO	Projected benefit obligation
PCI	Potomac Capital Investment Corporation and its subsidiaries
Pepco	Potomac Electric Power Company
Pepco Distribution	The total aggregate distribution to Pepco pursuant to the Settlement Agreement
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
Pepco Holdings or PHI	Pepco Holdings, Inc.
PJM	PJM Interconnection, LLC
PLR	Private letter ruling from the IRS
POLR	Provider of Last Resort service (the supply of electricity by DPL before May 1, 2006 to retail customers in Delaware who did not elect to purchase electricity from a competitive supplier)
Power Delivery	PHI's Power Delivery Business
PPA	Power Purchase Agreement
PPA-Related Obligations	Mirant's obligations to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy and the Panda PPAs

                                                                                                                                                                ii

________________________________________________________________________________

Term	Definition
PRP	Potentially responsible party
PUHCA 1935	Public Utility Holding Company of 1935, which was repealed effective February 8, 2006
PUHCA 2005	Public Utility Holding Company Act of 2005, which became effective February 8, 2006
RAR	IRS Revenue Agent's Report
RC Cape May	RC Cape May Holdings, LLC, an affiliate of Rockland Capital Energy Investments, LLC, and the purchaser under an agreement to sell B.L. England entered into with ACE
Recoverable stranded costs	The portion of stranded costs that is recoverable from ratepayers as approved by regulatory authorities
Regulated T&D Electric Revenue	Revenue from the transmission and the delivery of electricity to PHI's customers within its service territories at regulated rates
Reorganization Plan	Mirant's Plan of Reorganization
Revenue Ruling	Revenue Ruling 2005-53 issued by the IRS on August 2, 2005
RI/FS	Remedial Investigation/Feasibility Study
ROE	Return on equity
SAB	SEC Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SEGS	PCI's Solar Electric Generation Stations
Settlement Agreement	Settlement Agreement and Release, dated as of May 30, 2006 between Pepco and the Mirant Parties
SFAS	Statement of Financial Accounting Standards
SMECO	Southern Maryland Electric Cooperative, Inc.
SMECO Agreement	Capacity purchase agreement between Pepco and SMECO
SMECO Settlement Agreement	Settlement Agreement and Release entered into between Mirant and SMECO
SO2	Sulfur dioxide
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

Superior Court	Appellate Division of the Superior Court of New Jersey
Transition Bonds	Transition bonds issued by ACE Funding
Treasury lock	A hedging transaction that allows a company to "lock-in" a specific interest rate corresponding to the rate of a designated Treasury bond for a determined period of time
Utility PRPs	A group of utility PRPs including Pepco that are parties to a settlement involving the environmental proceedings at the Metal Bank/Cottman Avenue site
VaR	Value at Risk
VRDB	Variable Rate Demand Bonds
VSCC	Virginia State Corporation Commission

                                                                                                                                                                iii

________________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK. ____________________________________________________________________________

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Listed below is a table that sets forth, for each registrant, the page number where the described information appears.
	Registrants
Item	Pepco Holdings	Pepco*	DPL*	ACE
Consolidated Statements of Earnings	3	47	69	86
Consolidated Statements of Comprehensive Earnings	4	N/A	N/A	N/A
Consolidated Balance Sheets	5	48	70	87
Consolidated Statements of Cash Flows	7	50	72	89
Notes to Consolidated Financial Statements	8	51	73	90

* Pepco and DPL have no subsidiaries and therefore their financial statements are not consolidated.
1 ______________________________________________________________________________

THIS PAGE INTENTIONALLY LEFT BLANK. 2 _____________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	(Restated) 2005	2006	(Restated) 2005
	(In millions, except earnings per share)
Operating Revenue
Power Delivery	$1,660.7	$1,501.6	$4,014.9	$3,581.6
Competitive Energy	910.0	964.6	2,377.7	2,362.4
Other	19.2	17.4	65.8	58.6
Total Operating Revenue	2,589.9	2,483.6	6,458.4	6,002.6

Operating Expenses
Fuel and purchased energy	1,721.9	1,539.7	4,169.7	3,635.6
Other services cost of sales	177.0	169.7	502.1	522.8
Other operation and maintenance	200.1	207.8	614.0	586.9
Depreciation and amortization	109.3	109.1	315.4	316.6
Other taxes	95.9	98.2	259.9	256.0
Deferred electric service costs	30.7	63.1	20.5	63.9
Impairment losses	12.6	-	19.1	-
Gain on sale of assets	(.4)	(72.3)	(2.2)	(76.6)
Total Operating Expenses	2,347.1	2,115.3	5,898.5	5,305.2

Operating Income	242.8	368.3	559.9	697.4

Other Income (Expenses)
Interest and dividend income	4.3	3.9	12.0	7.0
Interest expense	(87.0)	(85.7)	(253.8)	(254.4)
(Loss) income from equity investments	(.4)	(.2)	.1	(3.2)
Other income	9.0	11.5	41.5	40.9
Other expenses	(2.1)	(1.9)	(10.0)	(5.3)
Total Other Expenses	(76.2)	(72.4)	(210.2)	(215.0)

Preferred Stock Dividend Requirements of Subsidiaries	.3	.6	1.0	1.9

Income Before Income Tax Expense and Extraordinary Item	166.3	295.3	348.7	480.5

Income Tax Expense	62.3	127.3	136.7	200.4

Income Before Extraordinary Item	104.0	168.0	212.0	280.1

Extraordinary Item (net of tax of $6.2 million)	-	-	-	9.0

Net Income	104.0	168.0	212.0	289.1

Retained Earnings at Beginning of Period	1,027.9	863.2	1,018.7	836.4

Dividends on Common Stock (Note 4)	(49.7)	(47.2)	(148.5)	(141.5)

Retained Earnings at End of Period	$1,082.2	$984.0	$1,082.2	$984.0

Basic and Diluted Share Information
Weighted average shares outstanding	190.8	189.2	190.4	188.8
Earnings per share of common stock
Before extraordinary item	$.54	$.89	$1.11	$1.48
Extraordinary item	-	-	-	.05
Total	$.54	$.89	$1.11	$1.53

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                                                                                                                                                3

________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	(Restated) 2005	2006	(Restated) 2005
	(Millions of dollars)

Net income	$104.0	$168.0	$212.0	$289.1

Other comprehensive earnings (losses)

Unrealized (losses) gains on commodity derivatives designated as cash flow hedges:
Unrealized holding (losses) gains arising during period	(26.7)	125.2	(143.9)	155.8
Less: reclassification adjustment for (losses) gains included in net earnings	(22.9)	27.7	4.4	40.8
Net unrealized (losses) gains on commodity derivatives	(3.8)	97.5	(148.3)	115.0

Realized gains on Treasury lock transactions	2.9	2.9	8.8	8.8

Unrealized gains on interest rate swap agreements designated as cash flow hedges:
Unrealized holding gains arising during period	-	.4	-	1.5
Less: reclassification adjustment for gains included in net earnings	-	.2	-	1.0
Net unrealized gains on interest rate swaps	-	.2	-	.5

Other comprehensive (losses) earnings, before taxes	(.9)	100.6	(139.5)	124.3

Income tax (benefit) expense	1.4	39.8	(54.3)	48.9

Other comprehensive (losses) earnings, net of income taxes	(2.3)	60.8	(85.2)	75.4

Comprehensive earnings	$101.7	$228.8	$126.8	$364.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                                                                                                                                                4

________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	September 30, 2006	December 31, 2005
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$43.2	$121.5
Restricted cash	17.1	23.0
Accounts receivable, less allowance for uncollectible accounts of $38.3 million and $40.6 million, respectively	1,394.7	1,363.1
Fuel, materials and supplies-at average cost	334.3	340.1
Unrealized gains - derivative contracts	50.6	185.7
Taxes receivable	4.5	-
Prepaid expenses and other	102.1	118.3
Total Current Assets	1,946.5	2,151.7

INVESTMENTS AND OTHER ASSETS
Goodwill	1,409.2	1,431.3
Regulatory assets	1,203.2	1,202.0
Investment in finance leases held in trust	1,332.7	1,297.9
Prepaid pension expense	192.5	208.9
Other	373.0	414.0
Total Investments and Other Assets	4,510.6	4,554.1

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	11,699.7	11,384.2
Accumulated depreciation	(4,206.9)	(4,072.2)
Net Property, Plant and Equipment	7,492.8	7,312.0

TOTAL ASSETS	$13,949.9	$14,017.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                                                                                                                                                5

________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2006	December 31, 2005
	(Millions of dollars, except shares)

CURRENT LIABILITIES
Short-term debt	$667.3	$156.4
Current maturities of long-term debt	752.1	469.5
Accounts payable and accrued liabilities	721.2	1,002.2
Capital lease obligations due within one year	5.3	5.3
Taxes accrued	-	322.9
Interest accrued	65.5	84.6
Other	408.5	358.4
Total Current Liabilities	2,619.9	2,399.3

DEFERRED CREDITS
Regulatory liabilities	859.0	594.1
Income taxes	1,958.5	1,935.0
Investment tax credits	47.3	51.0
Other postretirement benefit obligations	296.9	284.2
Other	283.2	284.9
Total Deferred Credits	3,444.9	3,149.2

LONG-TERM LIABILITIES
Long-term debt	3,643.0	4,202.9
Transition Bonds issued by ACE Funding	473.5	494.3
Long-term project funding	23.8	25.5
Capital lease obligations	113.7	116.6
Total Long-Term Liabilities	4,254.0	4,839.3

COMMITMENTS AND CONTINGENCIES (NOTE 4)

PREFERRED STOCK OF SUBSIDIARIES
Serial preferred stock	-	21.5
Redeemable serial preferred stock	24.4	24.4
Total Preferred Stock of Subsidiaries	24.4	45.9

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, 191,341,342 shares and 189,817,723 shares outstanding, respectively	1.9	1.9
Premium on stock and other capital contributions	2,630.6	2,586.3
Accumulated other comprehensive loss	(108.0)	(22.8)
Retained earnings	1,082.2	1,018.7
Total Shareholders' Equity	3,606.7	3,584.1

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,949.9	$14,017.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                                                                                                                                                6

________________________________________________________________________________

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2006	(Restated) 2005
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$212.0	$289.1
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	-	(15.2)
Depreciation and amortization	315.4	316.6
Gain on sale of assets	(2.2)	(76.6)
Gain on sale of other investments	(13.7)	(8.0)
Impairment losses	19.1	-
Rents received from leveraged leases under income earned	(66.9)	(59.3)
Deferred income taxes	112.4	13.0
Changes in:
Accounts receivable	52.9	(232.4)
Regulatory assets and liabilities	(6.9)	69.1
Accounts payable and accrued liabilities	(339.7)	375.2
Interest and taxes accrued	(325.0)	158.3
Proceeds from Mirant settlement	70.0	-
Other changes in working capital	(12.5)	(63.0)
Net other operating	(34.3)	38.2
Net Cash (Used By) From Operating Activities	(19.4)	805.0

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(356.3)	(341.4)
Proceeds from sale of assets	180.6	83.1
Proceeds from the sale of other investments	16.0	23.8
Change in restricted cash	5.9	11.5
Net other investing activities	7.3	6.7
Net Cash Used By Investing Activities	(146.5)	(216.3)

FINANCING ACTIVITIES
Dividends paid on common stock	(148.5)	(141.5)
Dividends paid on preferred stock	(1.0)	(1.9)
Common stock issued for the Dividend Reinvestment Plan	22.6	20.7
Preferred stock redeemed	(21.5)	-
Issuances of long-term debt	217.0	533.3
Reacquisition of long-term debt	(502.0)	(656.3)
Issuances (repayments) of short-term debt, net	510.9	(111.3)
Cost of issuances	(3.5)	(6.6)
Net other financing activities	13.6	(5.5)
Net Cash From (Used By) Financing Activities	87.6	(369.1)

Net (Decrease) Increase in Cash and Cash Equivalents	(78.3)	219.6
Cash and Cash Equivalents at Beginning of Period	121.5	29.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43.2	$249.1

NONCASH ACTIVITIES
Excess depreciation reserve transferred to regulatory liabilities	$-	$131.0
Asset retirement obligations associated with removal costs transferred to regulatory liabilities	$74.1	$7.6

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$179.7	$21.8
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

     On February 8, 2006, the Public Utility Holding Company Act of 1935 (PUHCA 1935) was repealed and the Public Utility Holding Company Act of 2005 (PUHCA 2005) went into effect. As a result, PHI has ceased to be regulated by the Securities and Exchange Commission (SEC) as a public utility holding company and is now subject to the regulatory oversight of the Federal Energy Regulatory Commission (FERC). As permitted under FERC regulations promulgated under PUHCA 2005, PHI has given notice to FERC that it will continue, until further notice, to operate pursuant to the authority granted in the financing order issued by the SEC under PUHCA 1935, which has an authorization period ending June 30, 2008, relating to the issuance of securities and guarantees, other financing transactions and the operation of PHI's money pool.

     PHI Service Company, a subsidiary service company of PHI, provides a variety of support services, including legal, accounting, tax, financial reporting, treasury, purchasing and information technology services, to Pepco Holdings and its operating subsidiaries. These services are provided pursuant to a service agreement among PHI, PHI Service Company, and the participating operating subsidiaries. The expenses of the service company are charged to PHI and the participating operating subsidiaries in accordance with costing methodologies set forth in the service agreement.

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

_____________________________________________________________________________

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
These supply service obligations generally are referred to in this document as Default Electricity Supply.

     Pepco, DPL and ACE are also responsible for the transmission of wholesale electricity into and across their service territories. The rates each company is permitted to charge for the wholesale transmission of electricity are regulated by the Federal Energy Regulatory Commission (FERC).

     The profitability of the Power Delivery business depends on its ability to recover costs and earn a reasonable return on its capital investments through the rates it is permitted to charge. Power Delivery's operating revenue and income are seasonal, and weather patterns may have a material impact on operating results. In addition, customer usage may be affected by economic conditions, energy prices and energy efficiency measures.

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

Other Business Operations

     Through its subsidiary Potomac Capital Investment Corporation (PCI), PHI maintains a portfolio of cross-border energy sale-leaseback transactions with a book value at September 30, 2006 of approximately $1.3 billion. This activity constitutes a fourth operating segment, which is designated as "Other Non-Regulated" for financial reporting purposes.

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

_____________________________________________________________________________

Therefore, these financial statements should be read along with the annual financial statements included in PHI's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of PHI's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco Holdings' financial condition as of September 30, 2006, in accordance with GAAP. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three and nine months ended September 30, 2006 may not be indicative of PHI's results that will be realized for the full year ending December 31, 2006, since its Power Delivery subsidiaries' sales and delivery of electric energy are seasonal.

FIN 46R, "Consolidation of Variable Interest Entities"

     Subsidiaries of Pepco Holdings have power purchase agreements (PPAs) with a number of entities, including three non-utility generation contracts between ACE and unaffiliated third parties (ACE NUGs) and an agreement of Pepco (Panda PPA) with Panda-Brandywine, L.P. (Panda). Due to a variable element in the pricing structure of the ACE NUGs and the Panda PPA, the Pepco Holdings' subsidiaries potentially assume the variability in the operations of the plants related to these PPAs and therefore have a variable interest in the counterparties to these PPAs. In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R (revised December 2003), entitled "Consolidation of Variable Interest Entities," Pepco Holdings continued, during the nine months ended September 30, 2006, to conduct exhaustive efforts to obtain information from these four entities, but was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether these four entities were variable interest entities or if Pepco Holdings' subsidiaries were the primary beneficiary. As a result, Pepco Holdings has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information, but have not been able to obtain such information.

     Net purchase activities with the counterparties to the ACE NUGs and the Panda PPA for the three months ended September 30, 2006 and 2005 were approximately $109 million and $117 million, respectively, of which approximately $99 million and $107 million, respectively, related to power purchases under the ACE NUGs and the Panda PPA. Net purchase activities with the counterparties to the ACE NUGs and the Panda PPA for the nine months ended September 30, 2006 and 2005 were approximately $310 million for each period, of which approximately $281 million and $284 million, respectively, related to power purchases under the ACE NUGs and the Panda PPA. Pepco Holdings' exposure to loss under the agreement with Panda entered into in 1991, pursuant to which Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021, is discussed in Note (4), "Commitments and Contingencies," under "Relationship with Mirant Corporation." Pepco Holdings does not have loss exposure under the ACE NUGs because cost recovery will be achieved from ACE's customers through regulated rates.

Components of Net Periodic Benefit Cost
The following Pepco Holdings' information is for the three months ended September 30, 2006 and 2005.

                                                                                                                                                                10

________________________________________________________________________________

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$10.1	$9.4	$2.1	$2.2
Interest cost	24.2	24.1	8.7	8.4
Expected return on plan assets	(32.5)	(31.3)	(2.9)	(2.8)
Amortization of prior service cost	.2	.2	(1.0)	(1.0)
Amortization of net loss	4.4	3.1	3.6	3.0
Net periodic benefit cost	$6.4	$5.5	$10.5	$9.8

The following Pepco Holdings' information is for the nine months ended September 30, 2006 and 2005.
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$30.4	$28.4	$6.3	$6.4
Interest cost	72.7	72.0	26.0	25.2
Expected return on plan assets	(97.5)	(94.1)	(8.7)	(8.2)
Amortization of prior service cost	.6	.8	(2.9)	(2.9)
Amortization of net loss	13.1	8.3	10.7	8.9
Net periodic benefit cost	$19.3	$15.4	$31.4	$29.4

Pension

    The pension net periodic benefit cost for the three months ended September 30, 2006 of $6.4 million includes $3.4 million for Pepco, $1.2 million for ACE, and $(1.6) million for DPL. The pension net periodic benefit cost for the nine months ended September 30, 2006 of $19.3 million includes $10.0 million for Pepco, $3.7 million for ACE, and $(4.6) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The pension net periodic benefit cost for the three months ended September 30, 2005 of $5.5 million includes $3.0 million for Pepco, $2.0 million for ACE, and $(2.1) million for DPL. The pension net periodic benefit cost for the nine months ended September 30, 2005 of $15.4 million includes $8.1 million for Pepco, $6.1 million for ACE, and $(6.0) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2005 PHI made a discretionary tax-deductible cash contribution to the plan of $60 million. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however,

______________________________________________________________________________

to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. As of September 30, 2006, no contributions have been made. The potential discretionary funding of the pension plan in 2006 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Postretirement Benefits

    The other postretirement net periodic benefit cost for the three months ended September 30, 2006 of $10.5 million includes $4.7 million for Pepco, $2.4 million for ACE, and $1.7 million for DPL. The other postretirement net periodic benefit cost for the nine months ended September 30, 2006 of $31.4 million includes $14.1 million for Pepco, $7.0 million for ACE, and $5.1 million for DPL. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries. The other postretirement net periodic benefit cost for the three months ended September 30, 2005 of $9.8 million includes $4.5 million for Pepco, $2.2 million for ACE, and $1.5 million for DPL. The other postretirement net periodic benefit cost for the nine months ended September 30, 2005 of $29.4 million includes $13.5 million for Pepco, $6.5 million for ACE, and $4.5 million for DPL. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries.

SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132 (R)"

     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132 (R)" (SFAS No. 158), which requires that companies recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on the balance sheet. Refer to the "New Accounting Standards" section herein for additional information.

Stock-Based Compensation

     In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 (SAB 107), which provides implementation guidance on the interaction between SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), and certain SEC rules and regulations, as well as guidance on the valuation of share-based payment arrangements for public companies.

     Pepco Holdings adopted and implemented SFAS No. 123R on January 1, 2006 using the modified prospective method. Under this method, Pepco Holdings recognizes compensation expense for share-based awards, modifications or cancellations after the effective date, based on the grant date fair value. Compensation expense is recognized over the requisite service period. In addition, compensation cost recognized also includes the cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, measured at the grant-date fair value. A deferred tax asset and deferred tax benefit are also recognized concurrently with compensation expense for the tax effect of the deduction of stock options, which are deductible only upon exercise. In applying the modified prospective transition method, Pepco Holdings has not restated prior interim and annual financial results and therefore these prior periods do not reflect the revised recognition of share-based compensation cost as required by SFAS No. 123R.

12 _____________________________________________________________________________

     Prior to the adoption of SFAS No. 123R, Pepco Holdings accounted for its share-based employee compensation under the intrinsic value method of expense recognition and measurement prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations" (APB No. 25). Under this method, compensation expense was recognized for restricted stock awards but not for options granted since the exercise price was equal to the grant-date market price of the stock.

     The issuance of SFAS No. 123, "Accounting for Stock-Based Compensation," in 1995 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," permitted continued application of APB No. 25, but required tabular presentation of pro-forma stock-based employee compensation cost, net income, and basic and diluted earnings per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all options. This information for the three and nine months ended September 30, 2005, is as follows (in millions, except per share data):

	September 30, 2005
	Three Months	Nine Months
Net Income (Restated)	$168.0	$289.1
Add: Total stock-based employee compensation expense included in net income as reported (net of related tax effect of $.3 million and $1.3 million, respectively)	.4	1.9
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards (net of related tax effect of $.3 million and $1.4 million, respectively)	(.5)	(2.1)
Pro forma net income	$167.9	$288.9

Basic earnings per share as reported (restated)	$.89	$1.53
Pro forma basic earnings per share	$.89	$1.53
Diluted earnings per share as reported (restated)	$.89	$1.53
Pro forma diluted earnings per share	$.89	$1.53

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

There were no options granted in 2003, 2004, 2005, or in the nine month period ended September 30, 2006.

     No modifications were made to outstanding share options prior to the adoption of SFAS No. 123R, and no changes in valuation methodology or assumptions in estimating the fair value of share options have occurred with this Statement's adoption.

13 _____________________________________________________________________________

     There were no cumulative adjustments recorded in the financial statements as a result of this new pronouncement; the percentage of forfeitures of outstanding options issued prior to SFAS No. 123R's adoption is estimated to be zero.

     There are 1,500 share option awards that were not vested as of January 1, 2006. The awards vested May 1, 2006; total compensation cost recorded in 2006 related to these partially vested awards is immaterial.

     Amounts of cash received from options exercised under all share-based payment arrangements for the three and nine months ended September 30, 2006, and the years ended December 31, 2005 and 2004, were $7.3 million, $8.9 million, $3.7 million, and $.8 million, respectively. The actual tax benefit realized for the tax deductions from options exercised of the share-based payment arrangements totaled $.4 million, $.5 million, $.3 million, and zero, respectively, for the three and nine months ended September 30, 2006, and the years ended December 31, 2005 and 2004.

Pepco Holdings' policy is to issue new shares to satisfy share option exercises.
Calculations of Earnings Per Share of Common Stock
Reconciliations of the numerator and denominator for basic and diluted earnings per share of common stock calculations are shown below.
	For the Three Months Ended September 30,
	2006	2005
	(In millions, except per share data)
Income (Numerator):
Earnings Applicable to Common Stock (2005 Restated)	$104.0	$168.0

Shares (Denominator) (a):
Weighted average shares outstanding for basic computation:
Average shares outstanding	190.8	189.2
Adjustment to shares outstanding	(.1)	(.1)
Weighted Average Shares Outstanding for Computation of Basic Earnings Per Share of Common Stock	190.7	189.1

Weighted average shares outstanding for diluted computation:
Average shares outstanding	190.8	189.2
Adjustment to shares outstanding	.4	.2
Weighted Average Shares Outstanding for Computation of Diluted Earnings Per Share of Common Stock	191.2	189.4

Basic earnings per share of common stock (2005 Restated)	$.54	$.89
Diluted earnings per share of common stock (2005 Restated)	$.54	$.89

(a)

The number of options to purchase shares of common stock that were excluded from the calculation of diluted EPS as they are considered to be anti-dilutive were approximately .6 million and 1.4 million for the three months ended September 30, 2006 and 2005, respectively.

                                                                                                                                                                14

________________________________________________________________________________

	For the Nine Months Ended September 30,
	2006	2005
	(In millions, except per share data)
Income (Numerator):
Net Income (2005 Restated)	$212.0	$289.1
Loss on redemption of subsidiary's preferred stock	(.8)	-
Earnings Applicable to Common Stock (2005 Restated)	$211.2	$289.1

Shares (Denominator) (a):
Weighted average shares outstanding for basic computation:
Average shares outstanding	190.4	188.8
Adjustment to shares outstanding	(.1)	(.1)
Weighted Average Shares Outstanding for Computation of Basic Earnings Per Share of Common Stock	190.3	188.7

Weighted average shares outstanding for diluted computation:
Average shares outstanding	190.4	188.8
Adjustment to shares outstanding	.3	.2
Weighted Average Shares Outstanding for Computation of Diluted Earnings Per Share of Common Stock	190.7	189.0

Basic earnings per share of common stock (2005 Restated)	$1.11	$1.53
Diluted earnings per share of common stock (2005 Restated)	$1.11	$1.53

(a)

Options to purchase shares of common stock that were excluded from the calculation of diluted EPS as they are considered to be anti-dilutive were approximately .6 million and 1.4 million for the nine months ended September 30, 2006 and 2005, respectively.

Impairment Losses

     During the three and nine months ended September 30, 2006, Pepco Holdings recorded pre-tax impairment losses of $12.6 million ($7.9 million after-tax) and $19.1 million ($12.1 million, after-tax), respectively, on certain energy services business assets owned by Pepco Energy Services. The impairments were recorded as a result of the execution of contracts to sell certain assets as well as the lower than expected production and related estimated cash flows from other assets. The fair value related to the assets under contract for sale was determined based on the sales contract price, while the fair value related to the other assets was determined by estimating future expected production and related cash flows.

Goodwill
A roll forward of PHI's goodwill balance is as follows (millions of dollars):
Balance, December 31, 2005	$1,431.3
Add: Change in estimates related to pre-merger tax liabilities	.6
Less: Adjustment due to resolution of pre-merger income tax contingencies	(9.1)
Adjustments to reflect pending and completed dispositions	(13.6)
Balance, September 30, 2006	$1,409.2

                                                                                                                                                                15

________________________________________________________________________________

Sale of Interest in Cogeneration Joint Venture

     During the first quarter of 2006, Conectiv Energy recognized a $12.3 million pre-tax gain ($7.9 million after-tax) on the sale of its equity interest in a joint venture which owns a wood burning cogeneration facility in California.

Reconciliation of Consolidated Income Tax Expense
A reconciliation of PHI's consolidated income tax expense is as follows:
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2005 (Restated)		2006		2005 (Restated)
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Millions of dollars)
Income Before Income Tax Expense and Extraordinary Item	$166.3		$295.3		$348.7		$480.5
Add: Preferred stock dividend requirements of subsidiaries	.3		.6		1.0		1.9
Income Before Income Tax Expense, Extraordinary Item, and Preferred Dividends	$166.6		$295.9		$349.7		$482.4

Income tax at federal statutory rate	$ 58.3	.35	$103.6	.35	$122.4	.35	$168.8	.35
Increases (decreases) resulting from:
Depreciation	2.1	.01	1.9	.01	6.1	.02	6.6	.01
State income taxes, net of federal effect	9.2	.06	16.5	.06	21.8	.06	26.4	.06
Tax credits	(1.2)	(.01)	(.9)	(.01)	(3.5)	(.01)	(3.7)	(.01)
Leveraged leases	(2.0)	(.01)	(2.0)	(.01)	(6.9)	(.02)	(5.9)	(.01)
Change in estimates related to prior year tax liabilities	(2.6)	(.02)	8.4	.03	1.1	-	13.1	.03
Other, net	(1.5)	(.01)	(.2)	-	(4.3)	(.01)	(4.9)	(.01)

Total Consolidated Income Tax Expense	$ 62.3	.37	$127.3	.43	$136.7	.39	$200.4	.42

Resolution of Certain Internal Revenue Service Audit Matters

     In the second quarter of 2006, PHI resolved certain, but not all, tax matters that were raised in Internal Revenue Service audits related to the 2001 and 2002 tax years. Adjustments recorded during the second quarter of 2006 related to these resolved tax matters resulted in an increase in net income of $6.3 million ($2.5 million for Power Delivery and $5.4 million for Other Non-Regulated, partially offset by an unfavorable $1.6 million impact in Corporate & Other). To the extent that the matters resolved related to tax contingencies from the Conectiv heritage companies that existed at the August, 2002 merger date, in accordance with accounting rules, an additional adjustment of $9.1 million ($3.1 million related to Power Delivery and $6.0 million related to Other Non-Regulated) has been recorded in Corporate & Other to eliminate the tax benefits recorded by Power Delivery and Other Non-Regulated against the goodwill balance that resulted from the merger.

Extraordinary Item

     As a result of the April 2005 settlement of ACE's electric distribution rate case, ACE reversed $15.2 million in accruals related to certain deferred costs that are now deemed recoverable. The after-tax credit to income of $9.0 million is classified as an extraordinary gain

_____________________________________________________________________________

in the 2005 financial statements since the original accrual was part of an extraordinary charge in conjunction with the accounting for competitive restructuring in 1999.

Debt

     In July 2006, Atlantic City Electric Transition Funding LLC (ACE Funding) made principal payments of $4.6 million on Series 2002-1 Bonds, Class A-1 and $1.8 million on Series 2003-1 Bonds, Class A-1 with a weighted average interest rate of 2.89%.

     In August 2006, PHI entered into a 364 day LIBOR based loan agreement in the amount of $250 million. The net proceeds were used to refinance an equal amount of short-term debt which was incurred in the first quarter of 2006 to repay long-term debt at maturity.

New Accounting Standards
EITF 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty"

     In September 2005, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13), which addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006.

Pepco Holdings implemented EITF 04-13 on April 1, 2006. The implementation did not have a material impact on Pepco Holdings' overall financial condition, results of operations, or cash flows.
FSP FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)"

     In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)" (FSP FIN 46(R)-6), which provides guidance on how to determine the variability to be considered in applying FIN 46(R), "Consolidation of Variable Interest Entities."

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

     Pepco Holdings started applying FIN 46(R)-6 to new/modified transactions effective July 1, 2006. Pepco Holdings is in the process of evaluating the impact of FIN 46(R)-6 to variable interests that it held before July 1, 2006, but does not anticipate making the retrospective adoption election.

_____________________________________________________________________________

FSP FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors"

     In March 2006, the FASB issued FSP FASB Technical Bulletin (FTB) 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP FTB 85-4-1 also amends certain provisions of FTB No. 85-4, "Accounting for Purchases of Life Insurance," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (the year ending December 31, 2007 for Pepco Holdings). Pepco Holdings is in the process of evaluating the impact of FSP FTB 85-4-1 and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140"

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" (SFAS No. 155). SFAS No. 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006 (the year ending December 31, 2007 for Pepco Holdings). Pepco Holdings has evaluated the impact of SFAS No. 155 and does not anticipate that its implementation will have a material impact on its overall financial condition, results of operations, or cash flows.

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

_____________________________________________________________________________

EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions"

     On June 28, 2006, the FASB ratified EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that, if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3.

     EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006 (January 1, 2007 for PHI) although earlier application is permitted. Pepco Holdings is in the process of evaluating the impact of EITF 06-3.

FSP FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction"

     On July 13, 2006, the FASB issued FSP FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction" (FSP FAS 13-2). This FSP, which amends SFAS No. 13, "Accounting for Leases," addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease.

     FSP FAS 13-2 will not be effective until the first fiscal year beginning after December 15, 2006 (January 1, 2007 for Pepco Holdings). Pepco Holdings is in the process of evaluating the impact of FSP FAS 13-2. However, Pepco Holdings believes that its tax position was appropriate and at this time does not believe there is a probable change in the timing of its tax benefits and, therefore, no repricing of its leases is required.

FIN 48, "Accounting for Uncertainty in Income Taxes"

     On July 13, 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the criteria for recognition of tax benefits in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Specifically, it clarifies that an entity's tax benefits must be "more likely than not" of being sustained prior to recording the related tax benefit in the financial statements. If the position drops below the "more likely than not" standard, the benefit can no longer be recognized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

     FIN 48 is effective the first fiscal year beginning after December 15, 2006 (January 1, 2007 for Pepco Holdings). Pepco Holdings is in the process of evaluating the impact of FIN 48.

_____________________________________________________________________________

SFAS No. 157, "Fair Value Measurements"

     SFAS No. 157, issued in September 2006, defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of this Statement will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (the year ended December 31, 2008 for Pepco Holdings). Pepco Holdings is in the process of evaluating the impact, if any, of SFAS No. 157 on its financial condition, results of operations and cash flows.

SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132 (R)"

     In September 2006, the FASB issued SFAS No. 158, which requires that companies recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on the balance sheet. Recognizing the funded status of the company's benefit plans as a net liability or asset will require an offsetting adjustment to accumulated other comprehensive income in shareholders' equity. SFAS No. 158 does not change how pension and other postretirement benefits are accounted for and reported in the income statement. SFAS No. 158 is effective as of the end of the first fiscal year ending after December 15, 2006 for employers with publicly traded equity securities (the year ended December 31, 2006 for Pepco Holdings).

     Based on Pepco Holdings' benefit obligations and fair value of plan assets as of December 31, 2005, Pepco Holdings anticipates that the adoption of SFAS No. 158 will have a material impact on its balance sheet, but does not anticipate a material impact on its results of operations or cash flows. The actual impact on Pepco Holdings as of December 31, 2006 will depend on the funded status of the benefit plans at that time.

20 _____________________________________________________________________________
(3) SEGMENT INFORMATION

     Based on the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Pepco Holdings' management has identified its operating segments at September 30, 2006 as Power Delivery, Conectiv Energy, Pepco Energy Services, and Other Non-Regulated. Intercompany (intersegment) revenues and expenses are not eliminated at the segment level for purposes of presenting segment financial results. Elimination of these intercompany amounts is accomplished for PHI's consolidated results through the "Corporate & Other" column. Segment financial information for the three and nine months ended September 30, 2006 and 2005, is as follows.

	Three Months Ended September 30, 2006 (Millions of dollars)
		Competitive Energy Segments
	Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	Corp. & Other (a)	PHI Consol.
Operating Revenue	$1,660.7	$633.6 (b)	$488.3	$21.4	$(214.1)	$2,589.9
Operating Expense (c)	1,488.3 (b)	587.3	488.8 (d)	1.9	(219.2)	2,347.1
Operating Income	172.4	46.3	(.5)	19.5	5.1	242.8
Interest Income	3.4	8.9	1.0	42.6	(51.6)	4.3
Interest Expense	46.3	16.6	1.5	50.5	(27.9)	87.0
Other Income	4.7	.1	.9	.7	.1	6.5
Preferred Stock Dividends	.3	-	-	.6	(.6)	.3
Income Taxes	50.4	16.2	.2	1.9	(6.4)	62.3
Net Income (Loss)	83.5	22.5	(.3)	9.8	(11.5)	104.0
Total Assets	8,964.2	1,837.6	666.8	1,515.6	965.7	13,949.9
Construction Expenditures	102.4	2.5	1.8	-	1.3	108.0

Notes:
(a)

Includes unallocated Pepco Holdings' (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of Conectiv assets and liabilities as of the August 1, 2002 acquisition date. Additionally, the Total Assets line item in this column includes Pepco Holdings' goodwill balance. Included in Corp. & Other are intercompany amounts of $(214.4) million for Operating Revenue, $(212.7) million for Operating Expense, $(72.8) million for Interest Income, $(72.2) million for Interest Expense, and $(.6) million for Preferred Stock Dividends.

(b)	Power Delivery purchased electric energy and capacity and natural gas from Conectiv Energy in the amount of $144.1 million for the three months ended September 30, 2006.
(c)

Includes depreciation and amortization of $109.3 million, consisting of $95.9 million for Power Delivery, $9.0 million for Conectiv Energy, $3.0 million for Pepco Energy Services, and $1.4 million for Other.

(d)	Includes $12.6 million of impairment losses ($7.9 million after-tax) on certain energy services business assets.

                                                                                                                                                                21

________________________________________________________________________________

	Three Months Ended September 30, 2005 (As Restated) (Millions of dollars)
		Competitive Energy Segments
	Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	Corp. & Other (a)	PHI Consol.
Operating Revenue	$1,501.6	$820.0 (b)	$425.8	$21.4	$(285.2)	$2,483.6
Operating Expense (c)	1,214.6 (b)	770.0	414.8	1.7	(285.8)	2,115.3
Operating Income	287.0	50.0	11.0	19.7	.6	368.3
Interest Income	3.1	8.4	.8	30.0	(38.4)	3.9
Interest Expense	44.9	15.2	2.7	39.7	(16.8)	85.7
Other Income	4.1	4.9	.5	(.6)	.5	9.4
Preferred Stock Dividends	.6	-	-	.6	(.6)	.6
Income Taxes	110.6	19.4	3.4	1.9	(8.0)	127.3
Net Income (Loss)	138.1 (d)	28.7	6.2	6.9	(11.9)	168.0
Total Assets	8,792.4	2,224.9	639.0	1,390.4	1,137.0	14,183.7
Construction Expenditures	115.5	2.7	3.1	-	1.9	123.2

Notes:
(a)

Includes unallocated Pepco Holdings' (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of Conectiv assets and liabilities as of the August 1, 2002 acquisition date. Additionally, the Total Assets line item in this column includes Pepco Holdings' goodwill balance. Included in Corp. & Other are intercompany amounts of $(285.3) million for Operating Revenue, $(283.9) million for Operating Expense, $(58.0) million for Interest Income, $(57.2) million for Interest Expense, and $(.6) million for Preferred Stock Dividends.

(b)	Power Delivery purchased electric energy and capacity and natural gas from Conectiv Energy in the amount of $192.7 million for the three months ended September 30, 2005.
(c)

Includes depreciation and amortization of $109.1 million, consisting of $95.7 million for Power Delivery, $8.7 million for Conectiv Energy, $3.4 million for Pepco Energy Services, and $1.3 million for Other.

(d)	Includes after-tax gain of $40.7 million from sale of non-utility land owned by Pepco at Buzzard Point.

                                                                                                                                                                22

________________________________________________________________________________

	Nine Months Ended September 30, 2006 (Millions of dollars)
		Competitive Energy Segments
	Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	Corp. & Other (a)	PHI Consol.
Operating Revenue	$4,014.9	$1,699.1 (b)	$1,205.5	$70.6	$(531.7)	$6,458.4
Operating Expense (c)	3,624.9 (b)	1,619.6	1,183.0 (e)	5.2	(534.2)	5,898.5
Operating Income	390.0	79.5	22.5	65.4	2.5	559.9
Interest Income	8.2	26.5	2.0	126.9	(151.6)	12.0
Interest Expense	135.0	47.5	3.2	150.6	(82.5)	253.8
Other Income	14.0	11.8 (d)	1.5	3.3	1.0	31.6
Preferred Stock Dividends	1.8	-	-	1.8	(2.6)	1.0
Income Taxes	106.3	29.1	9.4	5.2	(13.3)	136.7
Net Income (Loss)	169.1 (f)	41.2	13.4	38.0 (f)	(49.7) (f)	212.0
Total Assets	8,964.2	1,837.6	666.8	1,515.6	965.7	13,949.9
Construction Expenditures	335.9	7.5	5.7	-	7.2	356.3

Notes:
(a)

Includes unallocated Pepco Holdings' (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of Conectiv assets and liabilities as of the August 1, 2002 acquisition date. Additionally, the Total Assets line item in this column includes Pepco Holdings' goodwill balance. Included in Corp. & Other are intercompany amounts of $(533.5) million for Operating Revenue, $(529.0) million for Operating Expense, $(209.8) million for Interest Income, $(208.0) million for Interest Expense, and $(1.8) million for Preferred Stock Dividends.

(b)	Power Delivery purchased electric energy and capacity and natural gas from Conectiv Energy in the amount of $370.3 million for the nine months ended September 30, 2006.
(c)

Includes depreciation and amortization of $315.4 million, consisting of $275.4 million for Power Delivery, $27.2 million for Conectiv Energy, $8.8 million for Pepco Energy Services, and $4.0 million for Other.

(d)	Includes $12.3 million gain ($7.9 million after-tax) on the sale of its equity interest in a joint venture which owns a wood burning cogeneration facility in California.
(e)	Includes $19.1 million of impairment losses ($12.1 million after-tax) on certain energy services business assets.
(f)

Includes the total favorable impact of $6.3 million related to tax matters that were resolved during the second quarter of 2006 ($2.5 million for Power Delivery and $5.4 million for Other Non-Regulated, partially offset by an unfavorable $1.6 million in Corp. & Other). Additionally Corp. & Other includes the elimination (against the goodwill generated by the merger) of the tax benefits recorded by the segments in the amount of $9.1 million ($3.1 million related to Power Delivery and $6.0 million related to Other Non-Regulated). Also includes the total favorable impact of $2.6 million recorded during the third quarter of 2006 that resulted from changes in estimates related to prior year tax liabilities subject to audit ($4.1 million for Power Delivery, partially offset by an unfavorable $1.5 million for Corp. & Other). Corp. & Other also includes the elimination (increasing goodwill generated by the merger) of the expense recorded by the segments in the amount of $.6 million ($.4 million for Power Delivery and $.2 million for Other Non-Regulated).

                                                                                                                                                                23

________________________________________________________________________________

	Nine Months Ended September 30, 2005 (As Restated) (Millions of dollars)
		Competitive Energy Segments
	Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	Corp. & Other (a)	PHI Consol.
Operating Revenue	$3,581.6	$1,913.6 (b)	$1,099.6	$63.7	$(655.9)	$6,002.6
Operating Expense (c)	3,060.7 (b)	1,821.5	1,069.8	4.5	(651.3)	5,305.2
Operating Income	520.9	92.1	29.8	59.2	(4.6)	697.4
Interest Income	4.9	23.1	1.5	77.1	(99.6)	7.0
Interest Expense	131.3	43.5	4.4	105.4	(30.2)	254.4
Other Income	15.6	5.1	1.5	4.4	5.8	32.4
Preferred Stock Dividends	1.9	-	-	1.8	(1.8)	1.9
Income Taxes	177.5	31.2	10.4	6.9	(25.6)	200.4
Extraordinary Item (net of income tax of $6.2 million)	9.0 (d)	-	-	-	-	9.0
Net Income (Loss)	239.7 (e)	45.6	18.0	26.6	(40.8)	289.1
Total Assets	8,792.4	2,224.9	639.0	1,390.4	1,137.0	14,183.7
Construction Expenditures	322.6	7.1	7.3	-	4.4	341.4

Notes:
(a)

Includes unallocated Pepco Holdings' (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of Conectiv assets and liabilities as of the August 1, 2002 acquisition date. Additionally, the Total Assets line item in this column includes Pepco Holdings' goodwill balance. Included in Corp. & Other are intercompany amounts of $(658.4) million for Operating Revenue, $(654.1) million for Operating Expense, $(151.8) million for Interest Income, $(149.9) million for Interest Expense, and $(1.8) million for Preferred Stock Dividends.

(b)	Power Delivery purchased electric energy and capacity and natural gas from Conectiv Energy in the amount of $443.3 million for the nine months ended September 30, 2005.
(c)

Includes depreciation and amortization of $316.6 million, consisting of $269.6 million for Power Delivery, $31.5 million for Conectiv Energy, $10.1 million for Pepco Energy Services, and $5.4 million for Other.

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

_____________________________________________________________________________

business emerged from bankruptcy on January 3, 2006, as a new corporation of the same name (together with its predecessors, Mirant).

     As part of the bankruptcy proceeding, Mirant had been seeking to reject certain ongoing contractual arrangements under the Asset Purchase and Sale Agreement entered into by Pepco and Mirant for the sale of the generation assets that are described below. The Reorganization Plan did not resolve the issues relating to Mirant's efforts to reject these obligations nor did it resolve certain Pepco damage claims against the Mirant bankruptcy estate.

Power Purchase Agreement

     The Panda PPA obligates Pepco to purchase from Panda 230 megawatts of energy and capacity annually through 2021. At the time of the sale of Pepco's generation assets to Mirant, the purchase price of the energy and capacity under the Panda PPA was, and since that time has continued to be, substantially in excess of the market price. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated through 2021 to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the Panda PPA at a price equal to Pepco's purchase price from Panda (the PPA-Related Obligations).

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

•

Except as described below, the $520 million Pepco Distribution will be effected by means of the issuance to Pepco of shares of Mirant common stock (consisting of an initial distribution of 13.5 million shares of Mirant common stock, followed thereafter by a number of shares of Mirant common stock to be determined), which Pepco will be

                                                                                                                                                                25

________________________________________________________________________________

obligated to resell promptly in one or more block sale transactions. If the net proceeds that Pepco receives from the resale of the shares of Mirant common stock are less than $520 million, Pepco will receive a cash payment from Mirant equal to the difference, and if the net proceeds that Pepco receives from the resale of the shares of Mirant common stock are more than $520 million, Pepco will make a cash payment to Mirant equal to the difference.

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

     According to their terms, the Settlement Agreement and the SMECO Settlement Agreement will become effective when the Bankruptcy Court or the District Court, as applicable, has entered a final order, not subject to appeal or rehearing, approving both the Settlement Agreement and the SMECO Settlement Agreement.

     On July 5, 2006, the Bankruptcy Court held a full evidentiary hearing on the Settlement Agreement and the SMECO Settlement Agreement, and on August 9, 2006, it issued an order approving both agreements. On August 18, 2006, certain holders of Mirant bankruptcy claims, who had objected to approval of the Settlement Agreement and the SMECO Settlement Agreement before the Bankruptcy Court, appealed the approval order to the U.S. District Court for the Northern District of Texas (the District Court). Pepco cannot predict whether the District Court will schedule a hearing, or make a decision based upon the record on appeal and the briefs filed by the parties.

     Pursuant to the terms of the Settlement Agreement, Mirant made a cash payment to Pepco of $70 million in settlement of certain claims, other than claims relating to the PPA-Related

_____________________________________________________________________________

Obligations. If the Settlement Agreement is not approved on appeal, Pepco must repay this cash payment. Therefore, no income statement impact has been recognized in relation to the $70 million payment received.

     Until the approval of the Settlement Agreement and the SMECO Settlement Agreement becomes final, Mirant is required to continue to perform all of its contractual obligations to Pepco and SMECO. Pepco intends to use the $450 million portion of the Pepco Distribution related to the rejection of the PPA-Related Obligations to pay for future capacity and energy purchases under the Panda PPA.

     In litigation prior to the entry into the Settlement Agreement, the District Court had entered orders denying Mirant's attempt to reject the PPA-Related Obligations and directing Mirant to resume making payments to Pepco pursuant to the PPA-Related Obligations, which Mirant had suspended. On July 19, 2006, the United States Court of Appeals for the Fifth Circuit issued an opinion affirming the District Court's orders. On September 4, 2006, Mirant filed a petition for rehearing and motion to stay the appeals pending completion of the settlement between the parties. On September 12, 2006, the Fifth Circuit issued an Order denying Mirant's motion for stay. On September 21, 2006, the Fifth Circuit issued an Order summarily denying Mirant's petition for rehearing. Petitions to the U.S. Supreme Court for a Writ of Certiorari must be filed within 90 days of the September 21, 2006 judgment denying the petition for rehearing.

Rate Proceedings
Delaware

     On August 31, 2006, DPL submitted its 2006 Gas Cost Rate filing to the Delaware Public Service Commission (DPSC), which permits DPL to recover gas procurement costs through customer rates. The proposed decrease of approximately 9.6% is in anticipation of decreasing natural gas commodity costs. On October 3, 2006, the DPSC issued its initial order approving the proposed rates to become effective November 1, 2006, subject to refund pending final DPSC approval after evidentiary hearings.

     On August 31, 2006, DPL submitted an application to the DPSC for an increase in gas base rates. The application requested an annual increase of approximately $15 million, including certain miscellaneous tariff fees. The application includes (i) a proposed Bill Stabilization Adjustment (BSA), a mechanism that would provide a better opportunity for DPL to recover the approved test-year revenue requirement in the period during which the rate is effective, (ii) a proposed return on equity (ROE) of 11.00%, assuming DPSC approval of the BSA (or a proposed ROE of 11.25% without the approval of the BSA), and (iii) a request to permit the proposed changes in gas base rates and miscellaneous tariff fees to become effective on November 1, 2006. In an initial order issued on October 3, 2006, the DPSC exercised its discretion to suspend the proposed increase in base rates for a period not greater than seven months. On October 17, 2006, the DPSC authorized DPL to place into effect, subject to refund, gas base rates designed to produce an annual interim increase in test-period revenue of approximately $2.5 million effective November 1, 2006.

District of Columbia

     In February 2006, Pepco filed an update to the District of Columbia Generation Procurement Credit (GPC) for the periods February 8, 2002 through February 7, 2004 and February 8, 2004

_____________________________________________________________________________

through February 7, 2005. The GPC provides for sharing of the profit from SOS sales. The update to the GPC in the District of Columbia takes into account the $112.4 million in proceeds received by Pepco from the December 2005 sale of an allowed bankruptcy claim against Mirant arising from a settlement agreement entered into with Mirant relating to Mirant's obligation to supply energy and capacity to fulfill Pepco's SOS obligations in the District of Columbia. The filing also incorporates true-ups to previous disbursements in the GPC for the District of Columbia. In the filing, Pepco requested that $24.3 million be credited to District of Columbia customers during the twelve-month period beginning April 2006. On June 15, 2006, the District of Columbia Public Service Commission (DCPSC) granted conditional approval of the GPC update as filed, effective July 1, 2006. Final approval by the DCPSC is pending.

Federal Energy Regulatory Commission

     On May 15, 2006, Pepco, ACE and DPL updated their FERC-approved formula transmission rates based on the FERC Form 1 data for 2005 for each of the utilities. These rates became effective on June 1, 2006, as follows: for Pepco, $12,009 per megawatt per year; for ACE, $14,155 per megawatt per year; and for DPL, $10,034 per megawatt per year. By operation of the formula rate process, the new rates incorporate true-ups from the 2005 formula rates that were effective June 1, 2005 and the new 2005 customer demand or peak load. Also, beginning in January 2007, the new rates will be applied to 2006 customer demand data, replacing the 2005 demand data that is currently used. This demand component is driven by the prior year peak loads experienced in each respective zone. Further, the rate changes will be positively impacted by changes to distribution rates for Pepco and DPL based on the merger settlements in Maryland and the District of Columbia. The net earnings impact expected from the network transmission rate changes is estimated to be a reduction of approximately $5 million year over year (2005 to 2006).

Restructuring Deferral

     Pursuant to orders issued by the New Jersey Board of Public Utilities (NJBPU) under the New Jersey Electric Discount and Energy Competition Act (EDECA), beginning August 1, 1999, ACE was obligated to provide BGS to retail electricity customers in its service territory who did not choose a competitive energy supplier. For the period August 1, 1999 through July 31, 2003, ACE's aggregate costs that it was allowed to recover from customers exceeded its aggregate revenues from supplying BGS. These under-recovered costs were partially offset by a $59.3 million deferred energy cost liability existing as of July 31, 1999 (LEAC Liability) related to ACE's Levelized Energy Adjustment Clause and ACE's Demand Side Management Programs. ACE established a regulatory asset in an amount equal to the balance of under-recovered costs.

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

     In July 2004, the NJBPU issued a final order in the restructuring deferral proceeding confirming a July 2003 summary order, which (i) permitted ACE to begin collecting a portion of

_____________________________________________________________________________

the deferred costs and reset rates to recover on-going costs incurred as a result of EDECA, (ii) approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003, (iii) transferred to ACE's then pending base rate case for further consideration approximately $25.4 million of the deferred balance, and (iv) estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. ACE believes the record does not justify the level of disallowance imposed by the NJBPU in the final order. In August 2004, ACE filed a Notice of Appeal with respect to the July 2004 final order with the Appellate Division of the Superior Court of New Jersey (the Superior Court), which hears appeals of the decisions of New Jersey administrative agencies, including the NJBPU. Briefs in the appeal were also filed by the Division of the New Jersey Ratepayer Advocate and by Cogentrix Energy Inc., the co-owner of two cogeneration power plants with contracts to sell ACE approximately 397 megawatts of electricity, as cross-appellants between August 2005 and January 2006. The Superior Court has not yet set the schedule for oral argument.

Divestiture Cases
District of Columbia

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed with the DCPSC in July 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's DCPSC-approved divestiture settlement that provided for a sharing of any net proceeds from the sale of Pepco's generation-related assets. One of the principal issues in the case is whether Pepco should be required to share with customers the excess deferred income taxes (EDIT) and accumulated deferred investment tax credits (ADITC) associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code and its implementing regulations. As of September 30, 2006, the District of Columbia allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $6.5 million and $5.8 million, respectively.

     Pepco believes that a sharing of EDIT and ADITC would violate the Internal Revenue Service (IRS) normalization rules. Under these rules, Pepco could not transfer the EDIT and the ADITC benefit to customers more quickly than on a straight line basis over the book life of the related assets. Since the assets are no longer owned there is no book life over which the EDIT and ADITC can be returned. If Pepco were required to share EDIT and ADITC and, as a result, the normalization rules were violated, Pepco would be unable to use accelerated depreciation on District of Columbia allocated or assigned property. In addition to sharing with customers the generation-related EDIT and ADITC balances, Pepco would have to pay to the IRS an amount equal to Pepco's District of Columbia jurisdictional generation-related ADITC balance ($5.8 million as of September 30, 2006), as well as its District of Columbia jurisdictional transmission and distribution-related ADITC balance ($4.9 million as of September 30, 2006) in each case as those balances exist as of the later of the date a DCPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the DCPSC order becomes operative.

     In March 2003, the IRS issued a notice of proposed rulemaking (NOPR), which would allow for the sharing of EDIT and ADITC related to divested assets with utility customers on a prospective basis and at the election of the taxpayer on a retroactive basis. In December 2005 a revised NOPR was issued which, among other things, withdrew the March 2003 NOPR and

_____________________________________________________________________________

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

Maryland

    Pepco filed its divestiture proceeds plan application with the MPSC in April 2001. The principal issue in the Maryland case is the same EDIT and ADITC sharing issue that has been raised in the District of Columbia case. See the discussion above under "Divestiture Cases - District of Columbia." As of September 30, 2006, the Maryland allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $9.1 million and $10.4 million, respectively. Other issues deal with the treatment of certain costs as deductions from the gross proceeds of the divestiture. In November 2003, the Hearing Examiner in the Maryland proceeding issued a proposed order with respect to the application that concluded that Pepco's Maryland divestiture settlement agreement provided for a sharing between Pepco and customers of the EDIT and ADITC associated with the sold assets. Pepco believes that such a sharing would violate the normalization rules (discussed above) and would result in Pepco's inability to use accelerated depreciation on Maryland allocated or assigned property. If the proposed order is affirmed, Pepco would have to share with its Maryland customers, on an approximately 50/50 basis, the Maryland allocated portion of the generation-related EDIT ($9.1 million as of September 30, 2006), and the Maryland-allocated portion of generation-related ADITC. Furthermore, Pepco would have to pay to the IRS an amount equal to Pepco's Maryland jurisdictional generation-related ADITC balance ($10.4 million as of September 30, 2006), as well as its Maryland retail jurisdictional ADITC transmission and distribution-related balance ($8.7 million as of September 30, 2006), in each case as those balances exist as of the later of the date a MPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the MPSC order becomes operative. The Hearing Examiner decided all other issues in favor of Pepco, except for the determination that only one-half of the severance payments that Pepco included in its calculation of corporate reorganization costs should be deducted from the sales proceeds before sharing of the net gain between Pepco and customers. Pepco filed a letter with the MPSC in January 2006, in which it has reiterated that the MPSC should continue to defer any decision on the ADITC and EDIT issues until the IRS issues final

_____________________________________________________________________________

regulations or states that its regulations project related to this issue will be terminated without the issuance of any regulations.

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

     On June 9, 2006, ACE submitted a letter to the NJBPU to request that the NJBPU conduct proceedings to finalize the determination of the stranded costs associated with the sale of ACE's nuclear assets in accordance with the PLR. ACE's request remains pending.

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

     In April 2006, Delaware enacted legislation that provides for a deferral of the financial impact of the increases through a three-step phase-in of the rate increases, with 15% of the increase taking effect on May 1, 2006, 25% of the increase taking effect on January 1, 2007, and

_____________________________________________________________________________

any remaining balance taking effect on June 1, 2007. The program is an "opt-out" program, whereby a customer may make an election not to participate. On April 25, 2006, the DPSC approved several tariff filings implementing the legislation, including DPL's agreement not to charge customers any interest on the deferred balances. As of September 30, 2006, approximately 53% of the eligible Delaware customers have opted not to participate in the deferral of the SOS rates offered by DPL. With approximately 47% of the eligible customers participating in the phase-in program, DPL anticipates a deferral balance of approximately $51.4 million and an estimated interest expense of approximately $3.0 million, net of taxes. The estimated total interest expense is based on a projected interest cost of 5% accrued over the combined 37-month deferral and recovery period.

     As required by the legislation, on August 1, 2006, DPL filed with the DPSC, the Delaware Energy Office, the Office of Management and Budget and the Controller General's Office a proposal for obtaining long-term electricity supply contracts. The proposal includes a draft Request for Proposals (RFP) for the construction by respondents of new generation resources in Delaware to serve SOS customers. On October 17 and October 31, 2006, the DPSC issued its rulings setting forth the structure and terms of the RFP. The legislation also requires DPL to file, by December 1, 2006, an integrated resource plan that evaluates all available supply options (including generation, transmission and demand-side management programs) and sets forth proposals designed to ensure that DPL is able to acquire sufficient and reliable supply resources to meet its customers' needs at minimal cost.

Maryland

     Under settlements approved by the MPSC in April 2003 addressing SOS service in Maryland following the expiration of the fixed-rate default supply obligations of Pepco and DPL in mid-2004, each of Pepco and DPL is required to provide default electricity supply to residential and small commercial customers through May 2008 (the obligation to provide default electricity supply to medium-sized commercial customers ended in May 2006 and the obligation to provide default electricity supply to large commercial customers ended in May 2005). In accordance with the respective settlements, each of Pepco and DPL purchases the power supply required to satisfy its default supply obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the MPSC.

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

     On April 21, 2006, the MPSC approved a settlement agreement among Pepco, DPL, the staff of the MPSC and the Office of Peoples Counsel of Maryland, which provides for a rate mitigation plan for the residential customers of each company. Under the plan, the full increase for each company's residential customers who affirmatively elect to participate will be phased-in in increments of 15% on June 1, 2006, 15.7% on March 1, 2007 and the remainder on June 1, 2007. Customers electing to participate in the rate deferral plan will be required to pay the deferred amounts over an 18-month period beginning June 1, 2007. Both Pepco and DPL will accrue the interest cost to fund the deferral program. The interest cost will be absorbed by Pepco and DPL, during the period that the deferred balance is accumulated and collected from

_____________________________________________________________________________

customers, to the extent of and offset against the margins that the companies otherwise would earn for providing SOS to residential customers. To implement the settlement, Pepco and DPL filed tariff riders with the MPSC on May 2, 2006, which were approved by the MPSC on May 24, 2006, giving customers the opportunity to opt-in to the phase-in of the rates, as described above. As of September 30, 2006, approximately 2% of Pepco's residential customers and approximately 1% of DPL's residential customers have made the decision to participate in the phase-in program.

     On June 23, 2006, Maryland enacted legislation that extended the period for customers to elect to participate in the phase-in of higher rates, revised the obligation to provide SOS to residential and small commercial customers until further action of the General Assembly, and provided for a customer refund reflecting the difference in projected interest expense on the deferred balance at a 25% customer participation level versus such interest expense at the actual participation levels of approximately 2% for Pepco and approximately 1% for DPL. The total amount of the refund is approximately $1.1 million for Pepco customers and approximately $.3 million for DPL customers. At Pepco's 2% level of participation, Pepco estimates that the deferral balance, net of taxes, will be approximately $1.4 million. At DPL's 1% level of participation, DPL estimates that the deferral balance, net of taxes, will be approximately $.2 million. On July 27, 2006, the MPSC approved revised tariff riders filed by Pepco and DPL on June 30, 2006, to implement the legislation.

ACE Auction of Generation Assets

     In May 2005, ACE announced that it would auction its electric generation assets, consisting of its B.L. England generating facility and its ownership interests in the Keystone and Conemaugh generating facilities. On September 1, 2006, ACE completed the sale of its interests in the Keystone and Conemaugh generating facilities to Duquesne Light Holdings Inc. for approximately $177.0 million, subject to a post-closing 60-day true-up for applicable items not known at the time of the closing. Approximately $81.3 million of the net gain from the sale has been used to offset the remaining unamortized aggregate adjusted deferred balance, which ACE has been recovering in rates, and approximately $51.7 million of the net gain will be returned to ratepayers over a 33-month period as a credit on their bills.

     In August 2006, ACE entered into an agreement to sell the B.L. England generating facility to RC Cape May Holdings, LLC (RC Cape May), an affiliate of Rockland Capital Energy Investments, LLC, for an estimated net value of $12.2 million, based on a closing date no later than February 1, 2007. The purchase price will be adjusted upon completion of the sale for items such as inventories, fuel supplies, and certain employee benefit liabilities. Not included in the sale are certain sulfur dioxide (SO2) and nitrogen oxide (NOx) allowances, including those covered by the Administrative Consent Order (ACO) entered into by ACE on January 24, 2006, as described below under the heading "Environmental Litigation." The sale is subject to various regulatory approvals and other conditions. One of the sale conditions was satisfied on October 31, 2006, when ACE, RC Cape May and the New Jersey Department of Environmental Protection (NJDEP) signed an amendment to the ACO, pursuant to which the buyer will assume from ACE, upon closing of the sale, certain obligations under the ACO with respect to the B. L. England facility. In addition, among other conditions, the sale requires the entry by RC Cape May into a remediation agreement with NJDEP and NJDEP approval of the transfer of certain environmental permits from ACE to the buyer. On September 8, 2006, ACE filed with the NJBPU a request for approval of the sale. The sale is expected to be completed

_____________________________________________________________________________

during the first quarter of 2007. If the closing of the sale has not occurred by March 31, 2007, either party has the right to terminate the sale agreement. If the sale is not completed, ACE intends to shut down B.L. England by December 15, 2007, as described below.

     The sale of B.L. England will not affect the stranded costs associated with the plant that already have been securitized. Upon the sale of B.L. England, ACE anticipates that approximately $9 to $10 million of additional assets may, subject to NJBPU approval, be eligible for recovery as stranded costs.

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

     ACE has commenced several construction projects to enhance the transmission system, which will help maintain the reliability of the electric transmission system. To date, two projects have been completed and the remaining projects are under construction or are scheduled to be completed prior to December 15, 2007. Accordingly, ACE expects that if the sale of B. L. England is not completed, these transmission enhancements will allow the shut down of B.L. England by that date, while maintaining adequate reliability of the electric system in southern New Jersey.

     As more fully described below under "Environmental Litigation," ACE, along with PHI and Conectiv, on January 24, 2006, entered into an ACO with the NJDEP and the Attorney General of New Jersey, which contemplates that ACE will shut down and permanently cease operations at the B.L. England generating facility by December 15, 2007, if ACE does not sell the plant before that time. ACE recorded an asset retirement obligation (which is accounted for as a regulatory liability in PHI's and ACE's consolidated balance sheets) of $60 million during the first quarter of 2006.

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

_____________________________________________________________________________

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

     Since the initial filings in 1993, additional individual suits have been filed against Pepco, and significant numbers of cases have been dismissed. As a result of two motions to dismiss, numerous hearings and meetings and one motion for summary judgment, Pepco has had approximately 400 of these cases successfully dismissed with prejudice, either voluntarily by the plaintiff or by the court. As of September 30, 2006, there were approximately 220 cases still pending against Pepco in the state courts of Maryland; of which approximately 85 cases were filed after December 19, 2000, and have been tendered to Mirant for defense and indemnification pursuant to the terms of the Asset Purchase and Sale Agreement. Under the terms of the Settlement Agreement, Mirant has agreed to assume this contractual obligation.

     While the aggregate amount of monetary damages sought in the remaining suits (excluding those tendered to Mirant) exceeds $400 million, PHI and Pepco believe the amounts claimed by current plaintiffs are greatly exaggerated. The amount of total liability, if any, and any related insurance recovery cannot be determined at this time; however, based on information and relevant circumstances known at this time, PHI does not believe these suits will have a material adverse effect on its financial position, results of operations or cash flows of PHI or Pepco. However, if an unfavorable decision were rendered against Pepco, it could have a material adverse effect on Pepco's and PHI's financial position, results of operations or cash flows.

Cash Balance Plan Litigation

     In 1999, Conectiv established a cash balance retirement plan to replace defined benefit retirement plans then maintained by ACE and DPL. Following the merger of Pepco and Conectiv, this plan became the Conectiv Cash Balance Sub-Plan within the PHI Retirement Plan. On September 26, 2005, three management employees of PHI Service Company filed suit in the United States District Court for the District of Delaware against the PHI Retirement Plan, PHI and Conectiv, alleging violations of ERISA, on behalf of a class of management employees who did not have enough age and service when the Cash Balance Sub-Plan was implemented in 1999 to assure that their accrued benefits would be calculated pursuant to the terms of the predecessor plans sponsored by ACE and DPL.

     The plaintiffs have challenged the design of the Cash Balance Sub-Plan and are seeking a declaratory judgment that the Cash Balance Sub-Plan is invalid and that the accrued benefits of each member of the class should be calculated pursuant to the terms of the predecessor plans. Specifically, the complaint alleges that the use of a variable rate to compute the plaintiffs'

_____________________________________________________________________________

accrued benefit under the Cash Balance Sub-Plan results in reductions in the accrued benefits that violate ERISA. The complaint also alleges that the benefit accrual rates and the minimal accrual requirements of the Cash Balance Sub-Plan violate ERISA as did the notice that was given to plan participants upon implementation of the Cash Balance Sub-Plan.

     PHI, Conectiv and the PHI Retirement Plan filed a motion to dismiss the suit, which was denied by the court on July 11, 2006. The court stayed one count of the complaint regarding alleged age discrimination pending a decision in another case before the U.S. Court of Appeals for the Third Circuit. While PHI believes it has a strong legal position in the case and that it is therefore unlikely that the plaintiffs will prevail, PHI estimates that the ABO and projected benefit obligation (PBO), calculated in accordance with SFAS No. 87, each would increase by approximately $12 million, assuming no change in benefits for persons who have already retired or whose employment has been terminated and using actuarial valuation data as of the time the suit was filed. The ABO represents the present value that participants have earned as of the date of calculation. This means that only service already worked and compensation already earned and paid is considered. The PBO is similar to the ABO, except that the PBO includes recognition of the effect that estimated future pay increases would have on the pension plan obligation.

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

     In July 2004, DPL entered into an ACO with the Maryland Department of the Environment (MDE) to perform a Remedial Investigation/Feasibility Study (RI/FS) to further identify the extent of soil, sediment and ground and surface water contamination related to former manufactured gas plant (MGP) operations at the Cambridge, Maryland site on DPL-owned property and to investigate the extent of MGP contamination on adjacent property. The MDE has approved the RI and DPL has completed and submitted the FS to MDE. The costs for completing the RI/FS for this site were approximately $150,000. Although the costs of cleanup resulting from the RI/FS will not be determinable until MDE approves the final remedy, DPL currently anticipates that the costs of removing or capping MGP impacted soils and adjacent creek sediments will be in the range of $2.7 to $4.0 million.

     In the early 1970s, both Pepco and DPL sold scrap transformers, some of which may have contained some level of polychlorinated biphenyls (PCBs), to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, Pepco and DPL were notified by U.S. Environmental Protection Agency (EPA) that they, along with a number of other utilities and non-utilities, were potentially

_____________________________________________________________________________

responsible parties (PRPs) in connection with the PCB contamination at the site. Below is a summary of the proceedings and related matters concerning the Metal Bank/Cottman Avenue site:

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

•

As of September 30, 2006, Pepco had accrued $1.7 million to meet its liability for a remedy at the Metal Bank/Cottman Avenue site. While final costs to Pepco of the settlement have not been determined, Pepco believes that its liability at this site will not have a material adverse effect on its financial position, results of operations or cash flows.

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

                                                                                                                                                                37

________________________________________________________________________________

     In November 1991, NJDEP identified ACE as a PRP at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an ACO with NJDEP to remediate the site. The soil cap remedy for the site has been completed and the NJDEP conditionally approved the report submitted by the parties on the implementation of the remedy in January 2003. In March 2004, NJDEP approved a Ground Water Sampling and Analysis Plan. Positive results of groundwater monitoring events have resulted in a reduced level of groundwater monitoring. In August 2006, NJDEP issued a No Further Action (NFA) Letter and Covenant Not to Sue for the site. Among other things, the NFA requires the PRPs to monitor the effectiveness of institutional (deed restriction) and engineering (cap) controls at the site every two years and to continue groundwater monitoring. In March 2003, EPA demanded from the PRP group reimbursement for EPA's past costs at the site, totaling $168,789. The PRP group objected to the demand for certain costs, but agreed to reimburse EPA approximately $19,000. Based on information currently available, ACE anticipates that its share of additional cost associated with this site will be approximately $555,000 to $600,000. ACE believes that its liability for post-remedy operation and maintenance costs will not have a material adverse effect on its financial position, results of operations or cash flows.

     On January 24, 2006, PHI, Conectiv and ACE entered into an ACO with NJDEP and the Attorney General of New Jersey resolving New Jersey's claim for alleged violations of the Federal Clean Air Act (CAA) and the NJDEP's concerns regarding ACE's compliance with New Source Review (NSR) requirements and the New Jersey Air Pollution Control Act (APCA) with respect to the B.L. England generating facility and various other environmental issues relating to ACE and Conectiv Energy facilities in New Jersey. Among other things, the ACO provides that:

•

Contingent upon the receipt of necessary approvals for the construction of substation and transmission facilities to compensate for the shut down of B.L. England, ACE will permanently cease operation of the B.L. England generating facility by December 15, 2007 if ACE does not sell the facility. In the event that ACE is unable to shut down the B.L. England facility by December 15, 2007 through no fault of its own, (i) ACE may operate B.L. England Unit 1 after December 15, 2007 for certain limited purposes and/or for electric system reliability during the summer months in the years 2008 to 2012, and (ii) B.L. England Units 1 and 2 would be required to comply with stringent emissions limits by December 15, 2012 and May 1, 2010, respectively. If ACE fails to meet those 2010 and 2012 deadlines for reducing emissions, ACE would be required to pay up to $10 million in civil penalties. As more fully described above under "ACE Auction of Generation Assets," ACE entered into an agreement in August 2006 with RC Cape May to sell B.L. England. On October 31, 2006, ACE, RC Cape May and NJDEP signed an amendment to the ACO, pursuant to which the responsibility for complying with the ACO's stringent emissions limits by the dates specified in the ACO will be transferred to RC Cape May upon closing of the sale.

•

If B.L. England is shut down by December 15, 2007, ACE will surrender to NJDEP certain SO2 and NOx allowances allocated to B.L. England Units 1 and 2, contingent upon approval by the NJBPU recognizing cost impacts of the surrender.

•

In the event that ACE is unable to shut down B.L. England Units 1 and 2 by December 15, 2007 through no fault of its own, ACE will surrender Nox and SO2 allowances not needed to satisfy the operational needs of B.L. England Units 1 and 2,

                                                                                                                                                                38

__________________________________________________________________________________________________________

contingent upon approval by the NJBPU recognizing cost impacts of the surrender. Except for Nox and SO2 allowances necessary to meet the pre-closing date operational needs of B.L. England, ACE will not transfer any Nox or SO2 allowances to the purchaser, RC Cape May.

•

To resolve any possible civil liability (and without admitting liability) for violations of APCA and the Prevention of Significant Deterioration NSR provisions of the CAA, ACE paid a $750,000 civil penalty to NJDEP in June 2004 and will undertake environmental projects that are beneficial to the state of New Jersey and approved by the NJDEP or donate property valued at $2 million.

•

To resolve any possible civil liability (and without admitting liability) for natural resource damages resulting from groundwater contamination at ACE's B.L. England facility, Conectiv Energy's Deepwater facility and ACE's operations center near Pleasantville, New Jersey, ACE and Conectiv Energy paid NJDEP $674,162 and will remediate the groundwater contamination at all three sites. On October 31, 2006, ACE, RC Cape May and NJDEP signed an amendment to the ACO, pursuant to which the responsibility for remediating the groundwater contamination and other resources at B.L. England will be transferred to RC Cape May upon closing of the sale; in the event that RC Cape May fails to remediate groundwater or other resources at B.L. England, the responsibility for such remediation will revert to ACE.

•

The ACO allows the sale of the B.L. England facility through the B.L. England auction process to a third party that is not committing to repower or otherwise meet the ACO's emissions limits, subject to a 45-day right of first refusal in favor of NJDEP for purchase of B.L. England on terms and conditions no less favorable to ACE than those offered by the third party. In the event that ACE enters into a third-party agreement through the B.L. England auction process with an entity that commits to repower B.L. England or otherwise meet the ACO's emission limits, NJDEP does not have a right of first refusal. The purchaser of B.L. England is committing to meet the ACO's emission limits at B.L. England and accordingly, NJDEP does not have a right of first refusal.

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

     The ACO does not resolve any federal claims for alleged violations at the B.L. England generating facility or any federal or state claims regarding alleged violations at Conectiv Energy's Deepwater generating facility, about which EPA and NJDEP sought information beginning in February 2000 pursuant to CAA Section 114, or any other facilities. PHI does not believe that any of its subsidiaries has any liability with respect thereto, but cannot predict the consequences of the federal and state inquiries.

_____________________________________________________________________________

Federal Tax Treatment of Cross-Border Leases

     PCI maintains a portfolio of cross-border energy sale-leaseback transactions, which, as of September 30, 2006, had a book value of approximately $1.3 billion, and from which PHI currently derives approximately $55 million per year in tax benefits in the form of interest and depreciation deductions.

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

     PCI's leases have been under examination by the IRS as part of the normal PHI tax audit. On June 9, 2006, the IRS issued its final Revenue Agent's Report (RAR) for its audit of PHI's 2001 and 2002 income tax returns. In the RAR, the IRS disallowed the tax benefits claimed by PHI with respect to these leases for those years. The tax benefits claimed by PHI with respect to these leases from 2001 through September 30, 2006 were approximately $273 million. PHI has filed a protest against the IRS adjustments and the unresolved audit will now be forwarded to the Appeals Office. The ultimate outcome of this issue is uncertain; however, if the IRS prevails, PHI would be subject to additional taxes, along with interest and possibly penalties on the additional taxes, which could have a material adverse effect on PHI's financial condition, results of operations, and cash flows. PHI believes that its tax position related to these transactions was appropriate based on applicable statutes, regulations and case law, and intends to contest the adjustments proposed by the IRS; however, there is no assurance that PHI's position will prevail.

     On July 13, 2006, the FASB issued FSP FAS 13-2, which amends SFAS No. 13 effective for fiscal years beginning after December 15, 2006. This amendment requires a lease to be repriced and the book value adjusted when there is a change or probable change in the timing of tax benefits of the lease regardless of whether the change results in a deferral or permanent loss of tax benefits. Accordingly, a material change in the timing of cash flows under PHI's cross-border leases as the result of a settlement with the IRS would require an adjustment to the book value of the leases and a charge to earnings equal to the repricing impact of the disallowed deductions which could result in a material adverse effect on PHI's financial condition, results of operations, and cash flows. PHI believes its tax position was appropriate and at this time does not believe there is a probable change in the timing of its tax benefits and, therefore, no repricing of its leases is required.

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

_____________________________________________________________________________

for DPL, and $49 million for ACE) for the companies, primarily attributable to their 2001 tax returns.

     On August 2, 2005, the Treasury Department released regulations that, if adopted in their current form, would require Pepco, DPL, and ACE to change their method of accounting with respect to capitalizable construction costs for income tax purposes for future tax periods beginning in 2005. Under these regulations, Pepco, DPL, and ACE will have to capitalize and depreciate a portion of the construction costs that they have previously deducted and include the impact of this adjustment in taxable income over a two-year period beginning with tax year 2005. PHI has finalized and included in its 2005 federal tax return an alternative method of accounting for capitalizable construction costs that management believes will be acceptable to the IRS to replace the method disallowed by the proposed regulations.

     On the same day that the new regulations were released, the IRS issued Revenue Ruling 2005-53 (the Revenue Ruling), which is intended to limit the ability of certain taxpayers to utilize the method of accounting for income tax purposes they utilized on their tax returns for 2004 and prior years. In line with this Revenue Ruling, the RAR for the 2001 and 2002 tax returns disallows substantially all of the incremental tax benefits that Pepco, DPL and ACE had claimed on those returns by requiring the companies to capitalize and depreciate certain expenses rather than treat such expenses as current deductions. PHI has filed a protest against the IRS adjustments and the unresolved audit will now be forwarded to the Appeals Office.

     In February 2006, PHI paid approximately $121 million of taxes to cover the amount of taxes that management estimated to be payable based on the method of tax accounting that PHI, pursuant to the proposed regulations, has adopted on its 2005 tax return. PHI is contesting the adjustments that the IRS has proposed to the 2001 and 2002 tax returns, under the Revenue Ruling referenced above. However, if the IRS is successful in requiring Pepco, DPL and ACE to capitalize and depreciate construction costs that result in a tax and interest assessment greater than management's estimate of $121 million, PHI will be required to pay additional taxes and interest only to the extent these adjustments exceed the $121 million payment made in February 2006.

Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of September 30, 2006, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

                                                                                                                                                                41

________________________________________________________________________________
	Guarantor
	PHI	DPL	ACE	Other	Total
Energy marketing obligations of Conectiv Energy (1)	$115.3	$-	$-	$-	$115.3
Energy procurement obligations of Pepco Energy Services (1)	148.1	-	-	-	148.1
Guaranteed lease residual values (2)	-	3.3	3.2	.8	7.3
Other (3)	3.0	-	-	2.0	5.0
Total	$266.4	$3.3	$3.2	$2.8	$275.7

1.

Pepco Holdings has contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including retail customer load obligations and requirements under BGS contracts entered into with ACE.

2.

Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of September 30, 2006, obligations under the guarantees were approximately $7.3 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of payment being required under the guarantee is remote.

3.	Other guarantees consist of:
•	Pepco Holdings has guaranteed a subsidiary building lease of $3.0 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
•

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications, LLC. As of September 30, 2006, the guarantees cover the remaining $2.0 million in rental obligations.

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

Dividends
On October 26, 2006, Pepco Holdings' Board of Directors declared a dividend on common stock of 26 cents per share payable December 29, 2006, to shareholders of record on December 10, 2006.

                                                                                                                                                                42

________________________________________________________________________________
(5) USE OF DERIVATIVES IN ENERGY AND INTEREST RATE HEDGING ACTIVITIES

     PHI accounts for its derivative activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by subsequent pronouncements. See "Accounting for Derivatives" in Note (2) and "Use of Derivatives in Energy and Interest Rate Hedging Activities" in Note (13) to the Consolidated Financial Statements of PHI included in PHI's Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of the accounting treatment of the derivatives used by PHI and its subsidiaries.

     The table below provides detail on effective cash flow hedges under SFAS No. 133 included in PHI's Consolidated Balance Sheet as of September 30, 2006. Under SFAS No. 133, cash flow hedges are marked-to-market on the balance sheet with corresponding adjustments to Accumulated Other Comprehensive Loss. The data in the table indicates the magnitude of the effective cash flow hedges by hedge type (i.e., other energy commodity and interest rate hedges), maximum term, and portion expected to be reclassified to earnings during the next 12 months.

Cash Flow Hedges Included in Accumulated Other Comprehensive Loss (AOCL) September 30, 2006 (Millions of dollars)
Contracts	AOCL After-tax (1)	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
Other Energy Commodity	$(65.9)	$(26.2)	63 months
Interest Rate	(34.8)	(6.6)	311 months
Total	$(100.7)	$(32.8)

(1)

Accumulated Other Comprehensive Loss as of September 30, 2006, includes $(7.3) million for an adjustment for minimum pension liability. This adjustment is not included in this table as it is not a cash flow hedge.

     The following table shows, in millions of dollars, the net pre-tax gain (loss) recognized in earnings for cash flow hedge ineffectiveness for the three and nine months ended September 30, 2006 and 2005, and where these items were reported in PHI's Consolidated Statements of Earnings during the periods.

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Operating Revenue	$(.2)	$-	$(.2)	$2.4
Fuel and Purchased Energy	(.2)	(.9)	(.7)	(1.8)
Total	$(.4)	$(.9)	$(.9)	$.6

     In connection with their energy commodity activities, the Competitive Energy businesses designate certain derivatives as fair value hedges. The net pre-tax gains (losses) recognized during the three and nine months ended September 30, and included in the Consolidated Statements of Earnings for fair value hedges and the associated hedged items are shown in the following table (in millions of dollars).

                                                                                                                                                                43

________________________________________________________________________________
	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Gain on Derivative Instruments	$1.4	$-	$(4.4)	$-
Loss on Hedged Items	$(1.4)	$-	$4.4	$-

During the three and nine months ended September 30, 2006 and 2005, there were no forecasted hedged transactions or firm commitments deemed to be no longer probable.

     In connection with their other energy commodity activities, the Competitive Energy businesses hold certain derivatives that do not qualify as hedges. Under SFAS No. 133, these derivatives are marked-to-market through earnings with corresponding adjustments on the balance sheet. The pre-tax gains (losses) on these derivatives are included in "Competitive Energy Operating Revenues" and are summarized in the following table, in millions of dollars, for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Proprietary Trading (1)	$-	$-	$-	$.1
Other Energy Commodity	22.1	1.1	44.6	9.7
Total	$22.1	$1.1	$44.6	$9.8

(1) PHI discontinued its proprietary trading activity in 2003.

                                                                                                                                                                44

________________________________________________________________________________
(6) RESTATEMENT

     As reported in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2005, Pepco Holdings restated its previously reported consolidated financial statements for the three and nine months ended September 30, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. This restatement was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. The following table sets forth Pepco Holdings' results of operations for the three and nine months ended September 30, 2005, its financial position at September 30, 2005, and its cash flows for the nine months ended September 30, 2005, the impact of the restatement to correct the accounting for the deferred compensation arrangements and the other errors noted above (millions of dollars):

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statements of Earnings
Total Operating Revenue	$2,488.7	$2,483.6	$6,005.6	$6,002.6
Total Operating Expenses	2,118.2	2,115.3	5,308.2	5,305.2
Total Operating Income	370.5	368.3	697.4	697.4
Other Income (Expenses)	(71.6)	(72.4)	(212.4)	(215.0)
Income Before Income Tax Expense	298.3	295.3	483.1	480.5
Net Income	170.1	168.0	289.6	289.1
Earnings Per Share (Basic and Diluted)	$.90	$.89	$1.53	$1.53
Consolidated Balance Sheet (at September 30)
Total Current Assets			$2,295.9	$2,293.5
Total Investments and Other Assets			4,644.8	4,607.7
Total Assets			14,223.2	14,183.7
Total Current Liabilities			2,303.8	2,266.3
Total Deferred Credits			3,230.2	3,256.0
Retained Earnings			1,011.8	984.0
Total Shareholders' Equity			3,616.6	3,588.8
Total Liabilities and Shareholders' Equity			$14,223.2	$14,183.7
Consolidated Statement of Cash Flows
Net Cash From Operating Activities			$809.3	$805.0
Net Cash Used By Investing Activities			(222.6)	(216.3)
Net Cash Used By Financing Activities			$(366.6)	$(369.1)

                                                                                                                                                                45

________________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK. 46 _____________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	(Restated) 2005	2006	(Restated) 2005
	(Millions of dollars)

Operating Revenue	$742.3	$581.1	$1,738.0	$1,404.5

Operating Expenses
Fuel and purchased energy	462.4	292.1	1,022.7	687.9
Other operation and maintenance	70.0	75.8	214.3	205.4
Depreciation and amortization	42.1	40.6	123.6	120.2
Other taxes	76.0	80.3	206.1	206.1
Gain on sale of assets	-	(69.6)	-	(72.4)
Total Operating Expenses	650.5	419.2	1,566.7	1,147.2

Operating Income	91.8	161.9	171.3	257.3

Other Income (Expenses)
Interest and dividend income	1.2	2.4	4.2	3.5
Interest expense	(19.0)	(21.6)	(57.2)	(61.7)
Other income	2.6	2.8	10.6	11.7
Other expenses	(.2)	(.6)	(.5)	(1.1)
Total Other Expenses	(15.4)	(17.0)	(42.9)	(47.6)

Income Before Income Tax Expense	76.4	144.9	128.4	209.7

Income Tax Expense	27.5	64.1	50.0	92.1

Net Income	48.9	80.8	78.4	117.6

Dividends on Redeemable Serial Preferred Stock	-	.3	1.0	.9

Earnings Available for Common Stock	48.9	80.5	77.4	116.7

Retained Earnings at Beginning of Period	538.8	494.8	574.3	473.5

Dividends paid to Pepco Holdings	-	(48.0)	(64.0)	(62.9)

Retained Earnings at End of Period	$587.7	$527.3	$587.7	$527.3

The accompanying Notes are an integral part of these Financial Statements.

                                                                                                                                                                47

________________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
ASSETS	September 30, 2006	December 31, 2005
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$48.4	$131.4
Accounts receivable, less allowance for uncollectible accounts of $17.4 million and $14.1 million, respectively	379.6	339.0
Materials and supplies-at average cost	42.9	36.8
Prepaid expenses and other	37.1	11.7
Total Current Assets	508.0	518.9

INVESTMENTS AND OTHER ASSETS
Regulatory assets	143.0	150.7
Prepaid pension expense	152.1	161.3
Investment in trust	58.2	53.1
Other	47.2	50.7
Total Investments and Other Assets	400.5	415.8

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	5,122.2	4,990.0
Accumulated depreciation	(2,143.3)	(2,068.0)
Net Property, Plant and Equipment	2,978.9	2,922.0

TOTAL ASSETS	$3,887.4	$3,856.7

The accompanying Notes are an integral part of these Financial Statements.

                                                                                                                                                                48

________________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	September 30, 2006	December 31, 2005
	(Millions of dollars, except shares)
CURRENT LIABILITIES
Current maturities of long-term debt	$85.0	$50.0
Accounts payable and accrued liabilities	206.5	185.3
Accounts payable to associated companies	38.1	40.3
Capital lease obligations due within one year	5.3	5.1
Taxes accrued	87.9	154.9
Interest accrued	25.3	18.9
Other	151.5	81.2
Total Current Liabilities	599.6	535.7

DEFERRED CREDITS
Regulatory liabilities	155.3	145.2
Income taxes	616.0	622.0
Investment tax credits	15.0	16.5
Other postretirement benefit obligation	50.3	46.7
Other	81.0	75.9
Total Deferred Credits	917.6	906.3

LONG-TERM LIABILITIES
Long-term debt	1,164.9	1,198.9
Capital lease obligations	113.6	116.3
Total Long-Term Liabilities	1,278.5	1,315.2

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SERIAL PREFERRED STOCK	-	21.5

SHAREHOLDER'S EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, issued 100 shares	-	-
Premium on stock and other capital contributions	507.4	507.1
Accumulated other comprehensive loss	(3.4)	(3.4)
Retained earnings	587.7	574.3
Total Shareholder's Equity	1,091.7	1,078.0

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,887.4	$3,856.7

The accompanying Notes are an integral part of these Financial Statements.

                                                                                                                                                                49

________________________________________________________________________________

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2006	(Restated) 2005
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$78.4	$117.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	123.6	120.2
Deferred income taxes	12.1	(2.8)
Gain on sale of assets	-	(72.4)
Changes in:
Accounts receivable	(40.6)	(71.5)
Regulatory assets and liabilities	(16.4)	(28.1)
Accounts payable and accrued liabilities	(4.2)	63.8
Interest and taxes accrued	(73.5)	86.2
Proceeds from Mirant settlement	70.0	-
Other changes in working capital	(18.5)	(5.8)
Net other operating	22.3	9.0
Net Cash From Operating Activities	153.2	216.2

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(147.8)	(129.2)
Proceeds from sale of assets	-	78.0
Change in restricted cash	-	(7.7)
Net other investing activities	.3	3.7
Net Cash Used By Investing Activities	(147.5)	(55.2)

FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(64.0)	(62.9)
Dividends paid on preferred stock	(1.0)	(.9)
Issuances of long-term debt	109.5	175.0
Reacquisition of long-term debt	(109.5)	(175.0)
Repayments of short-term debt, net	-	(14.0)
Redemption of preferred stock	(21.5)	-
Net other financing activities	(2.2)	(2.6)
Net Cash Used By Financing Activities	(88.7)	(80.4)

Net (Decrease) Increase in Cash and Cash Equivalents	(83.0)	80.6
Cash and Cash Equivalents at Beginning of Period	131.4	1.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48.4	$82.1

NONCASH ACTIVITIES
Asset retirement obligations associated with removal costs transferred to regulatory liabilities	$26.3	$(9.4)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes (includes payments to PHI for Federal income taxes)	$58.8	$12.0

The accompanying Notes are an integral part of these Financial Statements.

                                                                                                                                                                50

________________________________________________________________________________
NOTES TO FINANCIAL STATEMENTS
POTOMAC ELECTRIC POWER COMPANY
(1) ORGANIZATION

     Potomac Electric Power Company (Pepco) is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Prince George's and Montgomery Counties in suburban Maryland. Pepco provides Default Electricity Supply, which, as used in this document, is the supply of electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier, in both the District of Columbia and Maryland. Default Electricity Supply is known as Standard Offer Service (SOS) in both the District of Columbia and Maryland. Pepco's service territory covers approximately 640 square miles and has a population of approximately 2.1 million. Pepco is a wholly owned subsidiary of Pepco Holdings, Inc. (Pepco Holdings or PHI). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and Pepco and certain activities of Pepco are subject to the regulatory oversight of the Federal Energy Regulatory Commission (FERC) under PUHCA 2005.

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     Pepco's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in Pepco's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of Pepco's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco's financial condition as of September 30, 2006, in accordance with GAAP. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three and nine months ended September 30, 2006 may not be indicative of results that will be realized for the full year ending December 31, 2006 since the sales of electric energy are seasonal.

FIN 46R, "Consolidation of Variable Interest Entities"

     Due to a variable element in the pricing structure of Pepco's purchase power agreement (Panda PPA) with Panda-Brandywine, L.P. (Panda), Pepco potentially assumes the variability in the operations of the plants related to this PPA and therefore has a variable interest in the entity. In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R (revised December 2003) (FIN 46R), entitled "Consolidation of Variable Interest Entities," Pepco continued, during the nine months ended September 30, 2006, to conduct exhaustive efforts to obtain information from this entity, but was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether the entity was a variable interest entity or if Pepco was the primary beneficiary. As a result, Pepco

_____________________________________________________________________________

has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information, but have not been able to obtain such information.

     Power purchases related to the Panda PPA for the three months ended September 30, 2006 and 2005 were approximately $23 million and $28 million, respectively. Power purchases related to the Panda PPA for the nine months ended September 30, 2006 and 2005 were approximately $60 million and $68 million, respectively. Pepco's exposure to loss under the Panda PPA is discussed in Note (4), "Commitments and Contingencies," under "Relationship with Mirant Corporation."

Components of Net Periodic Benefit Cost
The following Pepco Holdings' information is for the three months ended September 30, 2006 and 2005.
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$10.1	$9.4	$2.1	$2.2
Interest cost	24.2	24.1	8.7	8.4
Expected return on plan assets	(32.5)	(31.3)	(2.9)	(2.8)
Amortization of prior service cost	.2	.2	(1.0)	(1.0)
Amortization of net loss	4.4	3.1	3.6	3.0
Net periodic benefit cost	$6.4	$5.5	$10.5	$9.8

The following Pepco Holdings' information is for the nine months ended September 30, 2006 and 2005.
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$30.4	$28.4	$6.3	$6.4
Interest cost	72.7	72.0	26.0	25.2
Expected return on plan assets	(97.5)	(94.1)	(8.7)	(8.2)
Amortization of prior service cost	.6	.8	(2.9)	(2.9)
Amortization of net loss	13.1	8.3	10.7	8.9
Net periodic benefit cost	$19.3	$15.4	$31.4	$29.4

Pension

    The pension net periodic benefit cost for the three months ended September 30, 2006 of $6.4 million includes $3.4 million for Pepco. The pension net periodic benefit cost for the nine months ended September 30, 2006 of $19.3 million includes $10.0 million for Pepco. The

_____________________________________________________________________________

remaining pension net periodic benefit cost is for other PHI subsidiaries. The pension net periodic benefit cost for the three months ended September 30, 2005 of $5.5 million includes $3.0 million for Pepco. The pension net periodic benefit cost for the nine months ended September 30, 2005 of $15.4 million includes $8.1 million for Pepco. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2005 PHI made a discretionary tax-deductible cash contribution to the plan of $60 million. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. As of September 30, 2006, no contributions have been made. The potential discretionary funding of the pension plan in 2006 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Postretirement Benefits

    The other postretirement net periodic benefit cost for the three months ended September 30, 2006 of $10.5 million includes $4.7 million for Pepco. The other postretirement net periodic benefit cost for the nine months ended September 30, 2006 of $31.4 million includes $14.1 million for Pepco. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries. The other postretirement net periodic benefit cost for the three months ended September 30, 2005 of $9.8 million includes $4.5 million for Pepco. The other postretirement net periodic benefit cost for the nine months ended September 30, 2005 of $29.4 million includes $13.5 million for Pepco. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries.

SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132 (R)"

     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132 (R)" (SFAS No. 158), which requires that companies recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on the balance sheet. Refer to the "New Accounting Standards" section herein for additional information.

_____________________________________________________________________________

Reconciliation of Income Tax Expense
A reconciliation of Pepco's income tax expense is as follows:
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2005 (Restated)		2006		2005 (Restated)
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Millions of dollars)
Income Before Income Tax Expense	$76.4		$144.9		$128.4		$209.7

Income tax at federal statutory rate	$26.7	.35	$ 50.7	.35	$ 44.9	.35	$ 73.4	.35
Increases (decreases) resulting from:
Depreciation	1.4	.02	1.5	.01	4.5	.03	4.8	.02
Accrued asset removal costs	(.5)	(.01)	(.5)	-	(2.4)	(.02)	(1.7)	(.01)
State income taxes, net of federal effect	2.7	.04	7.9	.05	5.9	.05	11.7	.06
Software amortization	.9	.01	.6	-	2.3	.02	.9	-
Tax credits	(.5)	(.01)	(.6)	-	(1.5)	(.01)	(1.8)	(.01)
Change in estimates related to prior year tax liabilities	(2.3)	(.03)	4.6	.03	(2.1)	(.02)	5.3	.03
Other, net	(.9)	(.01)	(.1)	-	(1.6)	(.01)	(.5)	-

Total Income Tax Expense	$27.5	.36	$ 64.1	.44	$ 50.0	.39	$ 92.1	.44

Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including Pepco, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated in consolidation and no profit results from these transactions. PHI Service Company costs directly charged or allocated to Pepco for the three and nine months ended September 30, 2006 and 2005 were approximately $24.2 million and $84.7 million, and $27.4 million and $80.8 million, respectively.

     Certain subsidiaries of Pepco Energy Services perform utility services, including services that are treated as capital costs, for Pepco. Amounts paid by Pepco to these companies for the three and nine months ended September 30, 2006 and 2005 were approximately $3.2 million and $8.1 million, and $3.5 million and $8.5 million, respectively.

In addition to the PHI Service Company charges and utility maintenance services described above, Pepco's Statements of Earnings include the following related party transactions:

                                                                                                                                                                54

________________________________________________________________________________
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Income (Expense)	(Millions of dollars)
Intercompany power purchases - Conectiv Energy Supply (included in fuel and purchased energy)	$(18.0)	$ -	$(23.6)	$ -
Intercompany lease transactions related to computer services and facility and building maintenance (included in other operation and maintenance)	(.5)	(1.2)	(1.9)	(3.3)
As of September 30, 2006 and December 31, 2005, Pepco had the following balances on its Balance Sheets due (to) from related parties:
	2006	2005
Asset (Liability)	(Millions of dollars)
Payable to Related Party (current)
PHI Service Company	$ (6.7)	$ (15.3)
Pepco Energy Services (a)	(27.4)	(25.0)
Conectiv Energy Supply	(4.0)	-
Total Payable to Related Parties	$(38.1)	$(40.3)
Money Pool Balance with Pepco Holdings (included in cash and cash equivalents on the balance sheet)	$ 32.9	$ 73.1

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

New Accounting Standards
EITF 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty"

     In September 2005, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13), which addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions." EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006.

Pepco implemented EITF 04-13 on April 1, 2006. The implementation did not impact Pepco's overall financial condition, results of operations, or cash flows.
FSP FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)"

     In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)" (FSP FIN 46(R)-6), which provides guidance on how to determine the variability to be considered in applying FIN 46(R), "Consolidation of Variable Interest Entities."

_____________________________________________________________________________

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

     Pepco started applying FIN 46(R)-6 to new/modified transactions effective July 1, 2006. Pepco is in the process of evaluating the impact of FIN 46(R)-6 to variable interests that it held before July 1, 2006, but does not anticipate making the retrospective adoption election.

FSP FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors"

     In March 2006, the FASB issued FSP FASB Technical Bulletin (FTB) 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP FTB 85-4-1 also amends certain provisions of FTB No. 85-4, "Accounting for Purchases of Life Insurance," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (the year ending December 31, 2007 for Pepco). Pepco is in the process of evaluating the impact of FSP FTB 85-4-1 and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions"

     On June 28, 2006, the FASB ratified EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that, if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3.

     EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006 (January 1, 2007 for Pepco) although earlier application is permitted. Pepco is in the process of evaluating the impact of EITF 06-3.

FIN 48, "Accounting for Uncertainty in Income Taxes"

     On July 13, 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the criteria for recognition of tax benefits in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Specifically, it clarifies that an entity's tax benefits must be "more likely than not" of being sustained prior to recording the related tax benefit in the financial statements. If the position drops below the "more likely than not" standard, the benefit can no longer be

_____________________________________________________________________________

recognized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN 48 is effective the first fiscal year beginning after December 15, 2006 (January 1, 2007 for Pepco). Pepco is in the process of evaluating the impact of FIN 48.
SFAS No. 157, "Fair Value Measurements"

     SFAS No. 157, issued in September 2006, defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of this Statement will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (the year ended December 31, 2008 for Pepco). Pepco is in the process of evaluating the impact, if any, of SFAS No. 157 on its financial condition, results of operations and cash flows.

SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132 (R)"

     In September 2006, the FASB issued SFAS No. 158, which requires that companies recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on the balance sheet. Recognizing the funded status of the company's benefit plans as a net liability or asset will require an offsetting adjustment to accumulated other comprehensive income in shareholders' equity. SFAS No. 158 does not change how pension and other postretirement benefits are accounted for and reported in the income statement. SFAS No. 158 is effective as of the end of the first fiscal year ending after December 15, 2006 for employers with publicly traded equity securities (the year ended December 31, 2006 for Pepco).

     Based on Pepco's benefit obligations and fair value of plan assets as of December 31, 2005, Pepco anticipates that the adoption of SFAS No. 158 will have a material impact on its balance sheet, but does not anticipate a material impact on its results of operations or cash flows. The actual impact on Pepco as of December 31, 2006, will depend on the funded status of the benefit plans at that time.

(3) SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Pepco has one segment, its regulated utility business.

_____________________________________________________________________________

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

     As part of the bankruptcy proceeding, Mirant had been seeking to reject certain ongoing contractual arrangements under the Asset Purchase and Sale Agreement entered into by Pepco and Mirant for the sale of the generation assets that are described below. The Reorganization Plan did not resolve the issues relating to Mirant's efforts to reject these obligations nor did it resolve certain Pepco damage claims against the Mirant bankruptcy estate.

Power Purchase Agreement

     The Panda PPA obligates Pepco to purchase from Panda 230 megawatts of energy and capacity annually through 2021. At the time of the sale of Pepco's generation assets to Mirant, the purchase price of the energy and capacity under the Panda PPA was, and since that time has continued to be, substantially in excess of the market price. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated through 2021 to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the Panda PPA at a price equal to Pepco's purchase price from Panda (the PPA-Related Obligations).

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

Settlement Agreements with Mirant

     On May 30, 2006, Pepco, PHI, and certain affiliated companies entered into a Settlement Agreement and Release (the Settlement Agreement) with Mirant, which, subject to court approval, settles all outstanding issues between the parties arising from or related to the Mirant bankruptcy. Under the terms of the Settlement Agreement:

                                                                                                                                                                58

________________________________________________________________________________
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

•

Except as described below, the $520 million Pepco Distribution will be effected by means of the issuance to Pepco of shares of Mirant common stock (consisting of an initial distribution of 13.5 million shares of Mirant common stock, followed thereafter by a number of shares of Mirant common stock to be determined), which Pepco will be obligated to resell promptly in one or more block sale transactions. If the net proceeds that Pepco receives from the resale of the shares of Mirant common stock are less than $520 million, Pepco will receive a cash payment from Mirant equal to the difference, and if the net proceeds that Pepco receives from the resale of the shares of Mirant common stock are more than $520 million, Pepco will make a cash payment to Mirant equal to the difference.

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

     According to their terms, the Settlement Agreement and the SMECO Settlement Agreement will become effective when the Bankruptcy Court or the District Court, as applicable, has entered a final order, not subject to appeal or rehearing, approving both the Settlement Agreement and the SMECO Settlement Agreement.

_____________________________________________________________________________

     On July 5, 2006, the Bankruptcy Court held a full evidentiary hearing on the Settlement Agreement and the SMECO Settlement Agreement, and on August 9, 2006, it issued an order approving both agreements. On August 18, 2006, certain holders of Mirant bankruptcy claims, who had objected to approval of the Settlement Agreement and the SMECO Settlement Agreement before the Bankruptcy Court, appealed the approval order to the U.S. District Court for the Northern District of Texas (the District Court). Pepco cannot predict whether the District Court will schedule a hearing, or make a decision based upon the record on appeal and the briefs filed by the parties.

     Pursuant to the terms of the Settlement Agreement, Mirant made a cash payment to Pepco of $70 million in settlement of certain claims, other than claims relating to the PPA-Related Obligations. If the Settlement Agreement is not approved on appeal, Pepco must repay this cash payment. Therefore, no income statement impact has been recognized in relation to the $70 million payment received.

     Until the approval of the Settlement Agreement and the SMECO Settlement Agreement becomes final, Mirant is required to continue to perform all of its contractual obligations to Pepco and SMECO. Pepco intends to use the $450 million portion of the Pepco Distribution related to the rejection of the PPA-Related Obligations to pay for future capacity and energy purchases under the Panda PPA.

     In litigation prior to the entry into the Settlement Agreement, the District Court had entered orders denying Mirant's attempt to reject the PPA-Related Obligations and directing Mirant to resume making payments to Pepco pursuant to the PPA-Related Obligations, which Mirant had suspended. On July 19, 2006, the United States Court of Appeals for the Fifth Circuit issued an opinion affirming the District Court's orders. On September 4, 2006, Mirant filed a petition for rehearing and motion to stay the appeals pending completion of the settlement between the parties. On September 12, 2006, the Fifth Circuit issued an Order denying Mirant's motion for stay. On September 21, 2006, the Fifth Circuit issued an Order summarily denying Mirant's petition for rehearing. Petitions to the U.S. Supreme Court for a Writ of Certiorari must be filed within 90 days of the September 21, 2006 judgment denying the petition for rehearing.

Rate Proceedings
District of Columbia

     In February 2006, Pepco filed an update to the District of Columbia Generation Procurement Credit (GPC) for the periods February 8, 2002 through February 7, 2004 and February 8, 2004 through February 7, 2005. The GPC provides for sharing of the profit from SOS sales. The update to the GPC in the District of Columbia takes into account the $112.4 million in proceeds received by Pepco from the December 2005 sale of an allowed bankruptcy claim against Mirant arising from a settlement agreement entered into with Mirant relating to Mirant's obligation to supply energy and capacity to fulfill Pepco's SOS obligations in the District of Columbia. The filing also incorporates true-ups to previous disbursements in the GPC for the District of Columbia. In the filing, Pepco requested that $24.3 million be credited to District of Columbia customers during the twelve-month period beginning April 2006. On June 15, 2006, the District of Columbia Public Service Commission (DCPSC) granted conditional approval of the GPC update as filed, effective July 1, 2006. Final approval by the DCPSC is pending.

_____________________________________________________________________________

Federal Energy Regulatory Commission

     On May 15, 2006, Pepco updated its FERC-approved formula transmission rates based on its FERC Form 1 data for 2005. This new rate of $12,009 per megawatt per year became effective on June 1, 2006. By operation of the formula rate process, the new rate incorporates true-ups from the 2005 formula rate that was effective June 1, 2005 and the new 2005 customer demand or peak load. Also, beginning in January 2007, the new rates will be applied to 2006 customer demand data, replacing the 2005 demand data that is currently used. This demand component is driven by Pepco's prior year peak load. Further, the rate change will be positively impacted by changes to distribution rates based on the merger settlements in Maryland and the District of Columbia. The net earnings impact expected from the network transmission rate changes is estimated to be a reduction of approximately $2 million year over year (2005 to 2006).

Divestiture Cases
District of Columbia

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed with the DCPSC in July 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's DCPSC-approved divestiture settlement that provided for a sharing of any net proceeds from the sale of Pepco's generation-related assets. One of the principal issues in the case is whether Pepco should be required to share with customers the excess deferred income taxes (EDIT) and accumulated deferred investment tax credits (ADITC) associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code and its implementing regulations. As of September 30, 2006, the District of Columbia allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $6.5 million and $5.8 million, respectively.

     Pepco believes that a sharing of EDIT and ADITC would violate the Internal Revenue Service (IRS) normalization rules. Under these rules, Pepco could not transfer the EDIT and the ADITC benefit to customers more quickly than on a straight line basis over the book life of the related assets. Since the assets are no longer owned there is no book life over which the EDIT and ADITC can be returned. If Pepco were required to share EDIT and ADITC and, as a result, the normalization rules were violated, Pepco would be unable to use accelerated depreciation on District of Columbia allocated or assigned property. In addition to sharing with customers the generation-related EDIT and ADITC balances, Pepco would have to pay to the IRS an amount equal to Pepco's District of Columbia jurisdictional generation-related ADITC balance ($5.8 million as of September 30, 2006), as well as its District of Columbia jurisdictional transmission and distribution-related ADITC balance ($4.9 million as of September 30, 2006) in each case as those balances exist as of the later of the date a DCPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the DCPSC order becomes operative.

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

_____________________________________________________________________________

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

Maryland

    Pepco filed its divestiture proceeds plan application with the Maryland Public Service Commission (MPSC) in April 2001. The principal issue in the Maryland case is the same EDIT and ADITC sharing issue that has been raised in the District of Columbia case. See the discussion above under "Divestiture Cases - District of Columbia." As of September 30, 2006, the Maryland allocated portions of EDIT and ADITC associated with the divested generation assets were approximately $9.1 million and $10.4 million, respectively. Other issues deal with the treatment of certain costs as deductions from the gross proceeds of the divestiture. In November 2003, the Hearing Examiner in the Maryland proceeding issued a proposed order with respect to the application that concluded that Pepco's Maryland divestiture settlement agreement provided for a sharing between Pepco and customers of the EDIT and ADITC associated with the sold assets. Pepco believes that such a sharing would violate the normalization rules (discussed above) and would result in Pepco's inability to use accelerated depreciation on Maryland allocated or assigned property. If the proposed order is affirmed, Pepco would have to share with its Maryland customers, on an approximately 50/50 basis, the Maryland allocated portion of the generation-related EDIT ($9.1 million as of September 30, 2006), and the Maryland-allocated portion of generation-related ADITC. Furthermore, Pepco would have to pay to the IRS an amount equal to Pepco's Maryland jurisdictional generation-related ADITC balance ($10.4 million as of September 30, 2006), as well as its Maryland retail jurisdictional ADITC transmission and distribution-related balance ($8.7 million as of September 30, 2006), in each case as those balances exist as of the later of the date a MPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the MPSC order becomes operative. The Hearing Examiner decided all other issues in favor of Pepco, except for the determination that only one-half of the severance payments that Pepco included in its calculation of corporate reorganization costs should be deducted from the sales proceeds before sharing of the net gain between Pepco and customers. Pepco filed a letter with the MPSC in January 2006, in which it has reiterated that the MPSC should continue to defer any decision on the ADITC and EDIT issues until the IRS issues final regulations or states that its regulations project related to this issue will be terminated without the issuance of any regulations.

_____________________________________________________________________________

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

Default Electricity Supply Proceedings

     Under a settlement approved by the MPSC in April 2003 addressing SOS service in Maryland following the expiration of Pepco's fixed-rate default supply obligations in mid-2004, Pepco is required to provide default electricity supply to residential and small commercial customers through May 2008 (the obligation to provide default electricity supply to medium-sized commercial customers ended in May 2006 and the obligation to provide default electricity supply to large commercial customers ended in May 2005). In accordance with the settlement, Pepco purchases the power supply required to satisfy its default supply obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the MPSC.

     In March 2006, Pepco announced the results of competitive bids to supply electricity to its Maryland SOS customers for one year beginning June 1, 2006. Due to significant increases in the cost of fuels used to generate electricity, the auction results had the effect of increasing the average monthly electric bill by about 38.5% for Pepco's Maryland residential customers.

     On April 21, 2006, the MPSC approved a settlement agreement among Pepco, its affiliate Delmarva Power & Light Company, the staff of the MPSC and the Office of Peoples Counsel of Maryland, which provides for a rate mitigation plan for Pepco's residential customers. Under the plan, the full increase for Pepco's residential customers who affirmatively elect to participate will be phased-in in increments of 15% on June 1, 2006, 15.7% on March 1, 2007 and the remainder on June 1, 2007. Customers electing to participate in the rate deferral plan will be required to pay the deferred amounts over an 18-month period beginning June 1, 2007. Pepco will accrue the interest cost to fund the deferral program. The interest cost will be absorbed by Pepco, during the period that the deferred balance is accumulated and collected from customers, to the extent of and offset against the margins that Pepco otherwise would earn for providing SOS to residential customers. To implement the settlement, Pepco filed a tariff rider with the MPSC on May 2, 2006, which was approved by the MPSC on May 24, 2006, giving customers the opportunity to opt-in to the phase-in of the rates, as described above. As of September 30, 2006, approximately 2% of Pepco's residential customers have made the decision to participate in the phase-in program.

     On June 23, 2006, Maryland enacted legislation that extended the period for customers to elect to participate in the phase-in of higher rates, revised the obligation to provide SOS to residential and small commercial customers until further action of the General Assembly, and provided for a customer refund reflecting the difference in projected interest expense on the

_____________________________________________________________________________

deferred balance at a 25% customer participation level versus such interest expense at Pepco's actual participation level of approximately 2%. The total amount of the refund is approximately $1.1 million for Pepco customers. At Pepco's 2% level of participation, Pepco estimates that the deferral balance, net of taxes, will be approximately $1.4 million. On July 27, 2006, the MPSC approved a revised tariff rider filed by Pepco on June 30, 2006, to implement the legislation.

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

     Since the initial filings in 1993, additional individual suits have been filed against Pepco, and significant numbers of cases have been dismissed. As a result of two motions to dismiss, numerous hearings and meetings and one motion for summary judgment, Pepco has had approximately 400 of these cases successfully dismissed with prejudice, either voluntarily by the plaintiff or by the court. As of September 30, 2006, there were approximately 220 cases still pending against Pepco in the state courts of Maryland; of which approximately 85 cases were filed after December 19, 2000, and have been tendered to Mirant for defense and indemnification pursuant to the terms of the Asset Purchase and Sale Agreement. Under the terms of the Settlement Agreement, Mirant has agreed to assume this contractual obligation.

     While the aggregate amount of monetary damages sought in the remaining suits (excluding those tendered to Mirant) exceeds $400 million, Pepco believes the amounts claimed by current plaintiffs are greatly exaggerated. The amount of total liability, if any, and any related insurance recovery cannot be determined at this time; however, based on information and relevant circumstances known at this time, Pepco does not believe these suits will have a material adverse effect on its financial position, results of operations or cash flows of Pepco. However, if an unfavorable decision were rendered against Pepco, it could have a material adverse effect on Pepco's financial position, results of operations or cash flows.

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

_____________________________________________________________________________

     In the early 1970s, Pepco sold scrap transformers, some of which may have contained some level of polychlorinated biphenyls (PCBs), to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, Pepco was notified by U.S. Environmental Protection Agency (EPA) that it, along with a number of other utilities and non-utilities, were potentially responsible parties (PRPs) in connection with the PCB contamination at the site. Below is a summary of the proceedings and related matters concerning the Metal Bank/Cottman Avenue site:

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

•

As of September 30, 2006, Pepco had accrued $1.7 million to meet its liability for a remedy at the Metal Bank/Cottman Avenue site. While final costs to Pepco of the settlement have not been determined, Pepco believes that its liability at this site will not have a material adverse effect on its financial position, results of operations or cash flows.

                                                                                                                                                                65

________________________________________________________________________________
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

     On August 2, 2005, the Treasury Department released regulations that, if adopted in their current form, would require Pepco to change its method of accounting with respect to capitalizable construction costs for income tax purposes for future tax periods beginning in 2005. Under these regulations, Pepco will have to capitalize and depreciate a portion of the construction costs that they have previously deducted and include the impact of this adjustment in taxable income over a two-year period beginning with tax year 2005. Pepco has finalized and included in its 2005 federal tax return an alternative method of accounting for capitalizable construction costs that management believes will be acceptable to the IRS to replace the method disallowed by the proposed regulations.

     On the same day that the new regulations were released, the IRS issued Revenue Ruling 2005-53 (the Revenue Ruling) which is intended to limit the ability of certain taxpayers to utilize the method of accounting for income tax purposes they utilized on their tax returns for 2004 and prior years. In line with this Revenue Ruling, the Revenue Agent's Report for the 2001 and 2002 tax returns disallows substantially all of the incremental tax benefits that Pepco claimed on its returns by requiring the company to capitalize and depreciate certain expenses rather than treat such expenses as current deductions. PHI has filed a protest against the IRS adjustments and the unresolved audit will now be forwarded to the Appeals Office.

     In February 2006, Pepco's parent, PHI, paid approximately $121 million of taxes (a portion of which is attributable to Pepco) to cover the amount of taxes that management estimated to be payable based on the method of tax accounting that PHI, pursuant to the proposed regulations, has adopted on its 2005 tax return. PHI is contesting the adjustments that the IRS has proposed to the 2001 and 2002 tax returns under the Revenue Ruling referenced above. However, if the IRS is successful in requiring Pepco to capitalize and depreciate construction costs that result in a tax and interest assessment greater than management's estimate of $121 million, PHI will be required to pay additional taxes and interest only to the extent these adjustments exceed the $121 million payment made in February 2006.

_____________________________________________________________________________

(5) RESTATEMENT

     As reported in Pepco's Annual Report on Form 10-K for the year ended December 31, 2005, Pepco restated its previously reported financial statements for the three and nine months ended September 30, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. This restatement was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. The following table sets forth Pepco's results of operations for the three and nine months ended September 30, 2005, its financial position at September 30, 2005, and its cash flows for the nine months ended September 30, 2005, the impact of the restatement to correct the accounting for the deferred compensation arrangements and the other errors noted above (millions of dollars):

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Previously Reported	Restated	Previously Reported	Restated
Statements of Earnings
Total Operating Revenue	$582.9	$581.1	$1,404.5	$1,404.5
Total Operating Expenses	418.8	419.2	1,148.4	1,147.2
Total Operating Income	164.1	161.9	256.1	257.3
Other Income (Expenses)	(16.9)	(17.0)	(46.8)	(47.6)
Income Before Income Tax Expense	147.2	144.9	209.3	209.7
Net Income	$82.3	$80.8	$117.7	$117.6
Balance Sheet (at September 30)
Total Current Assets			$524.2	$526.7
Total Investments and Other Assets			439.6	402.4
Total Assets			3,887.6	3,852.9
Total Current Liabilities			480.7	468.5
Total Deferred Credits			905.8	906.3
Retained Earnings			550.3	527.3
Total Shareholder's Equity			1,056.6	1,033.6
Total Liabilities and Shareholder's Equity			$3,887.6	$3,852.9
Statement of Cash Flows
Net Cash From Operating Activities			$218.9	$216.2
Net Cash Used By Investing Activities			(55.9)	(55.2)
Net Cash Used By Financing Activities			$(82.4)	$(80.4)

                                                                                                                                                                67

________________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK. 68 _____________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	(Restated) 2005	2006	(Restated) 2005
	(Millions of dollars)
Operating Revenue
Electric	$360.9	$337.6	$908.8	$838.7
Natural Gas	34.0	36.1	193.9	194.6
Total Operating Revenue	394.9	373.7	1,102.7	1,033.3

Operating Expenses
Fuel and purchased energy	272.0	227.6	639.2	545.7
Gas purchased	26.1	26.8	153.8	147.7
Other operation and maintenance	48.0	43.2	138.6	128.3
Depreciation and amortization	19.2	19.0	57.4	56.4
Other taxes	9.5	8.4	28.3	25.9
Gain on sale of assets	-	(2.0)	(1.1)	(2.9)
Total Operating Expenses	374.8	323.0	1,016.2	901.1

Operating Income	20.1	50.7	86.5	132.2

Other Income (Expenses)
Interest and dividend income	.3	.1	.8	.6
Interest expense	(10.8)	(8.3)	(30.1)	(26.1)
Other income	1.9	2.0	5.6	4.7
Other expense	(1.1)	(1.1)	(3.3)	(2.2)
Total Other Expenses	(9.7)	(7.3)	(27.0)	(23.0)

Income Before Income Tax Expense	10.4	43.4	59.5	109.2

Income Tax Expense	5.1	19.6	26.5	46.8

Net Income	5.3	23.8	33.0	62.4

Dividends on Redeemable Serial Preferred Stock	.2	.3	.6	.8

Earnings Available for Common Stock	5.1	23.5	32.4	61.6

Retained Earnings at Beginning of Period	412.0	364.1	399.7	362.4

Dividends paid to Pepco Holdings	-	-	(15.0)	(36.4)

Retained Earnings at End of Period	$417.1	$387.6	$417.1	$387.6

The accompanying Notes are an integral part of these Financial Statements.

                                                                                                                                                                69

________________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY BALANCE SHEETS (Unaudited)
ASSETS	September 30, 2006	December 31, 2005
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$5.4	$7.4
Accounts receivable, less allowance for uncollectible accounts of $8.1 million and $9.2 million, respectively	198.2	181.4
Fuel, materials and supplies-at average cost	41.3	41.8
Taxes receivable	23.4	-
Prepaid expenses and other	18.4	28.4
Total Current Assets	286.7	259.0

INVESTMENTS AND OTHER ASSETS
Goodwill	48.5	48.5
Regulatory assets	167.3	140.9
Prepaid pension expense	218.2	213.3
Other	23.2	32.7
Total Investments and Other Assets	457.2	435.4

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,497.1	2,409.5
Accumulated depreciation	(789.4)	(800.3)
Net Property, Plant and Equipment	1,707.7	1,609.2

TOTAL ASSETS	$2,451.6	$2,303.6

The accompanying Notes are an integral part of these Financial Statements.

                                                                                                                                                                70

________________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	September 30, 2006	December 31, 2005
	(Millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$278.8	$165.5
Current maturities of long-term debt	84.7	22.9
Accounts payable and accrued liabilities	86.5	74.0
Accounts payable due to associated companies	34.6	57.3
Capital lease obligations due within one year	-	.2
Taxes accrued	-	33.7
Interest accrued	9.5	6.4
Other	62.4	48.2
Total Current Liabilities	556.5	408.2

DEFERRED CREDITS
Regulatory liabilities	272.7	242.5
Income taxes	420.9	413.7
Investment tax credits	10.1	10.7
Above-market purchased energy contracts and other electric restructuring liabilities	24.1	25.8
Other	44.8	33.0
Total Deferred Credits	772.6	725.7

LONG-TERM LIABILITIES
Long-term debt	451.8	516.4

COMMITMENTS AND CONTINGENCIES (NOTE 4)

REDEEMABLE SERIAL PREFERRED STOCK	18.2	18.2

SHAREHOLDER'S EQUITY
Common stock, $2.25 par value, authorized 1,000,000 shares, issued 1,000 shares	-	-
Premium on stock and other capital contributions	235.4	235.4
Retained earnings	417.1	399.7
Total Shareholder's Equity	652.5	635.1

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,451.6	$2,303.6

The accompanying Notes are an integral part of these Financial Statements.

                                                                                                                                                                71

________________________________________________________________________________

DELMARVA POWER & LIGHT COMPANY STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2006	(Restated) 2005
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$33.0	$62.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	57.4	56.4
Gain on sale of assets	(1.1)	(2.9)
Investment tax credit adjustments	(.6)	(.7)
Deferred income taxes	10.1	(7.0)
Changes in:
Accounts receivable	(16.9)	(11.1)
Regulatory assets, net	(9.3)	28.6
Accounts payable and accrued liabilities	(11.2)	(5.7)
Interest and taxes accrued	(59.6)	36.0
Other changes in working capital	.8	(16.9)
Net other operating	(3.2)	(4.9)
Net Cash (Used By) From Operating Activities	(.6)	134.2

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(104.2)	(102.3)
Proceeds from sale of property	2.2	3.6
Net other investing activities	(1.5)	4.8
Net Cash Used By Investing Activities	(103.5)	(93.9)

FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(15.0)	(36.4)
Dividends paid on preferred stock	(.6)	(.8)
Issuance of long-term debt	-	100.0
Reacquisition of long-term debt	(2.9)	(102.7)
Issuances of short-term debt, net	113.3	3.1
Net other financing activities	7.3	(1.6)
Net Cash From (Used By) Financing Activities	102.1	(38.4)

Net (Decrease) Increase in Cash and Cash Equivalents	(2.0)	1.9
Cash and Cash Equivalents at Beginning of Period	7.4	3.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5.4	$5.5

NONCASH ACTIVITIES
Asset retirement obligations associated with removal costs transferred to regulatory liabilities	$47.8	$1.8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes (includes payments to PHI for Federal income taxes)	$44.7	$15.4

The accompanying Notes are an integral part of these Financial Statements.

                                                                                                                                                                72

________________________________________________________________________________
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
These supply service obligations generally are referred to in this document as Default Electricity Supply.

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

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     DPL's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in DPL's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of DPL's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly DPL's financial condition as of September 30, 2006, in accordance with GAAP. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three and nine months ended September 30, 2006 may not be indicative of results that will be realized for the full year ending December 31, 2006 since the sales of electric energy are seasonal.

_____________________________________________________________________________

Adjustment to DPL's Previously Recorded Maryland SOS Expenses

     In 2004, DPL implemented deferral accounting for Maryland SOS customers. In the third quarter of 2006, DPL recorded an adjustment to correct the Fuel and Purchased Energy expense deferral amount that had been recognized related to Maryland SOS customers since its implementation in the third quarter of 2004. This adjustment reduced DPL's earnings for the three and nine months ended September 30, 2006 by $2.4 million.

Components of Net Periodic Benefit Cost
The following Pepco Holdings' information is for the three months ended September 30, 2006 and 2005.
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$10.1	$9.4	$2.1	$2.2
Interest cost	24.2	24.1	8.7	8.4
Expected return on plan assets	(32.5)	(31.3)	(2.9)	(2.8)
Amortization of prior service cost	.2	.2	(1.0)	(1.0)
Amortization of net loss	4.4	3.1	3.6	3.0
Net periodic benefit cost	$6.4	$5.5	$10.5	$9.8

The following Pepco Holdings' information is for the nine months ended September 30, 2006 and 2005.
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$30.4	$28.4	$6.3	$6.4
Interest cost	72.7	72.0	26.0	25.2
Expected return on plan assets	(97.5)	(94.1)	(8.7)	(8.2)
Amortization of prior service cost	.6	.8	(2.9)	(2.9)
Amortization of net loss	13.1	8.3	10.7	8.9
Net periodic benefit cost	$19.3	$15.4	$31.4	$29.4

Pension

    The pension net periodic benefit cost for the three months ended September 30, 2006 of $6.4 million includes $(1.6) million for DPL. The pension net periodic benefit cost for the nine months ended September 30, 2006 of $19.3 million includes $(4.6) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The pension net periodic benefit cost for the three months ended September 30, 2005 of $5.5 million includes

_____________________________________________________________________________

$(2.1) million for DPL. The pension net periodic benefit cost for the nine months ended September 30, 2005 of $15.4 million includes $(6.0) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2005 PHI made a discretionary tax-deductible cash contribution to the plan of $60 million. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. As of September 30, 2006, no contributions have been made. The potential discretionary funding of the pension plan in 2006 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Postretirement Benefits

    The other postretirement net periodic benefit cost for the three months ended September 30, 2006 of $10.5 million includes $1.7 million for DPL. The other postretirement net periodic benefit cost for the nine months ended September 30, 2006 of $31.4 million includes $5.1 million for DPL. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries. The other postretirement net periodic benefit cost for the three months ended September 30, 2005 of $9.8 million includes $1.5 million for DPL. The other postretirement net periodic benefit cost for the nine months ended September 30, 2005 of $29.4 million includes $4.5 million for DPL. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries.

SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132 (R)"

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132 (R)" (SFAS No. 158), which requires that companies recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on the balance sheet. Refer to the "New Accounting Standards" section herein for additional information.

_____________________________________________________________________________

Reconciliation of Income Tax Expense
A reconciliation of DPL's income tax expense is as follows:
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2005 (Restated)		2006		2005 (Restated)
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Millions of dollars)
Income Before Income Tax Expense	$10.4		$43.4		$59.5		$109.2

Income tax at federal statutory rate	$ 3.6	.35	$15.2	.35	$20.8	.35	$ 38.2	.35
Increases (decreases) resulting from:
State income taxes, net of federal effect	.5	.05	2.1	.05	4.0	.07	5.5	.05
Depreciation	.5	.05	.5	.01	1.3	.02	1.5	.01
Tax credits	(.2)	(.02)	(.2)	(.01)	(.6)	(.01)	(.7)	-
Change in estimates related to prior year tax liabilities	.6	.05	2.1	.05	1.8	.03	5.5	.05
Other, net	.1	.01	(.1)	-	(.8)	(.01)	(3.2)	(.03)
Total Income Tax Expense	$ 5.1	.49	$19.6	.45	$26.5	.45	$ 46.8	.43

Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including DPL, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated in consolidation and no profit results from these transactions. PHI Service Company costs directly charged or allocated to DPL for the three and nine months ended September 30, 2006 and 2005 were $23.0 million and $73.7 million, and $22.5 million and $71.0 million, respectively.

In addition to the PHI Service Company charges described above, DPL's Statements of Earnings include the following related party transactions:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Income (Expense)	(Millions of dollars)
Full Requirements Contract with Conectiv Energy Supply for power, capacity and ancillary services to service POLR (included in fuel and purchased energy expenses)	$ -	$(138.4)	$(122.2)	$(333.6)
SOS agreement with Conectiv Energy Supply (included in fuel and purchased energy expenses)	(93.6)	(17.4)	(152.9)	(42.0)
Intercompany lease transactions related to computer services and facilities (included in electric revenue)	1.5	1.5	4.3	4.3
Sublease of Merrill Creek Water Rights to Conectiv Delmarva Generation (included in electric revenue)	.7	.7	2.0	2.0
Transcompany pipeline gas purchases from Conectiv Energy Supply (included in gas purchased expenses)	(.4)	(1.8)	(1.6)	(3.0)

                                                                                                                                                                76

________________________________________________________________________________
As of September 30, 2006 and December 31, 2005, DPL had the following balances on its Balance Sheets due from (to) related parties:
	2006	2005
Asset (Liability)	(Millions of dollars)
Receivable from Related Party (current)
ACE	$.9	$.2
Payable to Related Party (current)
PHI Service Company	$(6.2)	$(12.2)
Conectiv Energy Supply	(22.0)	(45.3)
Pepco Energy Services	(7.5)	-
Other Related Party Activity	.2	-
Total Net Payable to Related Parties	$(34.6)	$(57.3)
Money Pool Balance with Pepco Holdings (included in short-term debt on the balance sheet)	$-	$(60.7)

New Accounting Standards
EITF 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty"

     In September 2005, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13), which addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions." EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006.

DPL implemented EITF 04-13 on April 1, 2006. The implementation did not impact DPL's overall financial condition, results of operations, or cash flows.
FSP FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)"

     In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)" (FSP FIN 46(R)-6), which provides guidance on how to determine the variability to be considered in applying FIN 46(R), "Consolidation of Variable Interest Entities."

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

     DPL started applying FIN 46(R)-6 to new/modified transactions effective July 1, 2006. DPL is in the process of evaluating the impact of FIN 46(R)-6 to variable interests that it held before July 1, 2006, but does not anticipate making the retrospective adoption election.

_____________________________________________________________________________

FSP FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors"

     In March 2006, the FASB issued FSP FASB Technical Bulletin (FTB) 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP FTB 85-4-1 also amends certain provisions of FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (the year ending December 31, 2007 for DPL). DPL is in the process of evaluating the impact of FSP FTB 85-4-1 and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions"

     On June 28, 2006, the FASB ratified EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that, if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3.

     EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006 (January 1, 2007 for DPL) although earlier application is permitted. DPL is in the process of evaluating the impact of EITF 06-3.

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
SFAS No. 157, "Fair Value Measurements"

     SFAS No. 157, issued in September 2006, defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS

_____________________________________________________________________________

No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of this Statement will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (the year ended December 31, 2008 for DPL). DPL is in the process of evaluating the impact, if any, of SFAS No. 157 on its financial condition, results of operations and cash flows.

SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132 (R)"

     In September 2006, the FASB issued SFAS No. 158, which requires that companies recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on the balance sheet. Recognizing the funded status of the company's benefit plans as a net liability or asset will require an offsetting adjustment to accumulated other comprehensive income in shareholders' equity. SFAS No. 158 does not change how pension and other postretirement benefits are accounted for and reported in the income statement. SFAS No. 158 is effective as of the end of the first fiscal year ending after December 15, 2006 for employers with publicly traded equity securities (the year ended December 31, 2006 for DPL).

     Based on DPL's benefit obligations and fair value of plan assets as of December 31, 2005, DPL anticipates that the adoption of SFAS No. 158 will have a material impact on its balance sheet, but does not anticipate a material impact on its results of operations or cash flow. The actual impact on DPL as of December 31, 2006, will depend on the funded status of the benefit plans at that time.

(3) SEGMENT INFORMATION
In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," DPL has one segment, its regulated utility business.
(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Rate Proceedings
Delaware

     On August 31, 2006, DPL submitted its 2006 Gas Cost Rate filing to the Delaware Public Service Commission (DPSC), which permits DPL to recover gas procurement costs through customer rates. The proposed decrease of approximately 9.6% is in anticipation of decreasing natural gas commodity costs. On October 3, 2006, the DPSC issued its initial order approving the proposed rates to become effective November 1, 2006, subject to refund pending final DPSC approval after evidentiary hearings.

_____________________________________________________________________________

     On August 31, 2006, DPL submitted an application to the DPSC for an increase in gas base rates. The application requested an annual increase of approximately $15 million, including certain miscellaneous tariff fees. The application includes (i) a proposed Bill Stabilization Adjustment (BSA), a mechanism that would provide a better opportunity for DPL to recover the approved test-year revenue requirement in the period during which the rate is effective, (ii) a proposed return on equity (ROE) of 11.00%, assuming DPSC approval of the BSA (or a proposed ROE of 11.25% without the approval of the BSA), and (iii) a request to permit the proposed changes in gas base rates and miscellaneous tariff fees to become effective on November 1, 2006. In an initial order issued on October 3, 2006, the DPSC exercised its discretion to suspend the proposed increase in base rates for a period not greater than seven months. On October 17, 2006, the DPSC authorized DPL to place into effect, subject to refund, gas base rates designed to produce an annual interim increase in test-period revenue of approximately $2.5 million effective November 1, 2006.

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

     In April 2006, Delaware enacted legislation that provides for a deferral of the financial impact of the increases through a three-step phase-in of the rate increases, with 15% of the increase taking effect on May 1, 2006, 25% of the increase taking effect on January 1, 2007, and any remaining balance taking effect on June 1, 2007. The program is an "opt-out" program, whereby a customer may make an election not to participate. On April 25, 2006, the DPSC approved several tariff filings implementing the legislation, including DPL's agreement not to charge customers any interest on the deferred balances. As of September 30, 2006, approximately 53% of the eligible Delaware customers have opted not to participate in the deferral of the SOS rates offered by DPL. With approximately 47% of the eligible customers participating in the phase-in program, DPL anticipates a deferral balance of approximately $51.4 million and an estimated interest expense of approximately $3.0 million, net of taxes. The

_____________________________________________________________________________

estimated total interest expense is based on a projected interest cost of 5% accrued over the combined 37-month deferral and recovery period.

     As required by the legislation, on August 1, 2006, DPL filed with the DPSC, the Delaware Energy Office, the Office of Management and Budget and the Controller General's Office a proposal for obtaining long-term electricity supply contracts. The proposal includes a draft Request for Proposals (RFP) for the construction by respondents of new generation resources in Delaware to serve SOS customers. On October 17 and October 31, 2006, the DPSC issued its rulings setting forth the structure and terms of the RFP. The legislation also requires DPL to file, by December 1, 2006, an integrated resource plan that evaluates all available supply options (including generation, transmission and demand-side management programs) and sets forth proposals designed to ensure that DPL is able to acquire sufficient and reliable supply resources to meet its customers' needs at minimal cost.

Maryland

     Under a settlement approved by the Maryland Public Service Commission (MPSC) in April 2003 addressing SOS service in Maryland following the expiration of DPL's fixed-rate default supply obligations in mid-2004, DPL is required to provide default electricity supply to residential and small commercial customers through May 2008 (the obligation to provide default electricity supply to medium-sized commercial customers ended in May 2006 and the obligation to provide default electricity supply to large commercial customers ended in May 2005). In accordance with the settlement, DPL purchases the power supply required to satisfy its default supply obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the MPSC.

     In March 2006, DPL announced the results of competitive bids to supply electricity to its Maryland SOS customers for one year beginning June 1, 2006. Due to significant increases in the cost of fuels used to generate electricity, the auction results had the effect of increasing the average monthly electric bill by about 35% for DPL's Maryland residential customers.

     On April 21, 2006, the MPSC approved a settlement agreement among DPL, its affiliate Potomac Electric Power Company, the staff of the MPSC and the Office of Peoples Counsel of Maryland, which provides for a rate mitigation plan for DPL's residential customers. Under the plan, the full increase for DPL's residential customers who affirmatively elect to participate will be phased-in in increments of 15% on June 1, 2006, 15.7% on March 1, 2007 and the remainder on June 1, 2007. Customers electing to participate in the rate deferral plan will be required to pay the deferred amounts over an 18-month period beginning June 1, 2007. DPL will accrue the interest cost to fund the deferral program. The interest cost will be absorbed by DPL, during the period that the deferred balance is accumulated and collected from customers, to the extent of and offset against the margins that DPL otherwise would earn for providing SOS to residential customers. To implement the settlement, DPL filed a tariff rider with the MPSC on May 2, 2006, which was approved by the MPSC on May 24, 2006, giving customers the opportunity to opt-in to the phase-in of the rates, as described above. As of September 30, 2006, approximately 1% of DPL's residential customers have made the decision to participate in the phase-in program.

     On June 23, 2006, Maryland enacted legislation that extended the period for customers to elect to participate in the phase-in of higher rates, revised the obligation to provide SOS to

_____________________________________________________________________________

residential and small commercial customers until further action of the General Assembly, and provided for a customer refund reflecting the difference in projected interest expense on the deferred balance at a 25% customer participation level versus such interest expense at DPL's actual participation level of approximately 1%. The total amount of the refund is approximately $.3 million for DPL customers. At DPL's 1% level of participation, DPL estimates that the deferral balance, net of taxes, will be approximately $.2 million. On July 27, 2006, the MPSC approved a revised tariff rider filed by DPL on June 30, 2006, to implement the legislation.

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

     In July 2004, DPL entered into an administrative consent order with the Maryland Department of the Environment (MDE) to perform a Remedial Investigation/Feasibility Study (RI/FS) to further identify the extent of soil, sediment and ground and surface water contamination related to former manufactured gas plant (MGP) operations at the Cambridge, Maryland site on DPL-owned property and to investigate the extent of MGP contamination on adjacent property. The MDE has approved the RI and DPL has completed and submitted the FS to MDE. The costs for completing the RI/FS for this site were approximately $150,000. Although the costs of cleanup resulting from the RI/FS will not be determinable until MDE approves the final remedy, DPL currently anticipates that the costs of removing or capping MGP impacted soils and adjacent creek sediments will be in the range of $2.7 to $4.0 million.

     In the early 1970s, DPL sold scrap transformers, some of which may have contained some level of polychlorinated biphenyls (PCBs), to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, DPL was notified by U.S. Environmental Protection Agency (EPA) that it, along with a number of other utilities and non-utilities, were potentially responsible parties in connection with the PCB contamination at the site. In 1999, DPL entered into a de minimis settlement with EPA and paid approximately $107,000 to resolve its liability for cleanup costs at the Metal Bank/Cottman Avenue site. The de minimis settlement did not resolve DPL's responsibility for natural resource damages, if any, at the site. DPL believes that any liability for natural resource damages at this site will not have a material adverse effect on its financial position, results of operations or cash flows.

IRS Mixed Service Cost Issue

     During 2001, DPL changed its method of accounting with respect to capitalizable construction costs for income tax purposes. The change allowed DPL to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through

_____________________________________________________________________________

December 31, 2005, these accelerated deductions have generated incremental tax cash flow benefits of approximately $62 million for DPL, primarily attributable to its 2001 tax return.

     On August 2, 2005, the Treasury Department released regulations that, if adopted in their current form, would require DPL to change its method of accounting with respect to capitalizable construction costs for income tax purposes for future tax periods beginning in 2005. Under these regulations, DPL will have to capitalize and depreciate a portion of the construction costs that they have previously deducted and include the impact of this adjustment in taxable income over a two-year period beginning with tax year 2005. DPL has finalized and included in its 2005 federal tax return an alternative method of accounting for capitalizable construction costs that management believes will be acceptable to the Internal Revenue Service (IRS) to replace the method disallowed by the proposed regulations.

     On the same day that the new regulations were released, the IRS issued Revenue Ruling 2005-53 (the Revenue Ruling) which is intended to limit the ability of certain taxpayers to utilize the method of accounting for income tax purposes they utilized on their tax returns for 2004 and prior years. In line with this Revenue Ruling, the Revenue Agent's Report for the 2001 and 2002 tax returns disallows substantially all of the incremental tax benefits that DPL claimed on its returns by requiring the company to capitalize and depreciate certain expenses rather than treat such expenses as current deductions. PHI has filed a protest against the IRS adjustments and the unresolved audit will now be forwarded to the Appeals Office.

     In February 2006, DPL's parent, PHI, paid approximately $121 million of taxes (a portion of which is attributable to DPL) to cover the amount of taxes that management estimated to be payable based on the method of tax accounting that PHI, pursuant to the proposed regulations, has adopted on its 2005 tax return. PHI is contesting the adjustments that the IRS has proposed to the 2001 and 2002 tax returns, under the Revenue Ruling referenced above. However, if the IRS is successful in requiring DPL to capitalize and depreciate construction costs that result in a tax and interest assessment greater than management's estimate of $121 million, PHI will be required to pay additional taxes and interest only to the extent these adjustments exceed the $121 million payment made in February 2006.

_____________________________________________________________________________

(5) RESTATEMENT

     As reported in DPL's Annual Report on Form 10-K for the year ended December 31, 2005, DPL's parent company, Pepco Holdings, restated its previously reported financial statements for the three and nine months ended September 30, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. The restatement of Pepco Holdings consolidated financial statements was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. The restatement to correct the accounting for the deferred compensation arrangements had no impact on DPL; however, DPL restated its previously reported financial statements for the three and nine months ended September 30, 2005, to reflect the correction of other errors. The correction of these other errors, primarily relating to unbilled revenue, taxes, and various accrual accounts, was considered by management to be immaterial. The following table sets forth DPL's results of operations for the three and nine months ended September 30, 2005, its financial position at September 30, 2005, and its cash flows for the nine months ended September 30, 2005, the impact of the restatement to correct the errors noted above (millions of dollars):

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Previously Reported	Restated	Previously Reported	Restated
Statements of Earnings
Total Operating Revenue	$373.7	$373.7	$1,032.9	$1,033.3
Total Operating Expenses	323.0	323.0	900.8	901.1
Total Operating Income	50.7	50.7	132.1	132.2
Income Before Income Tax Expense	43.4	43.4	109.1	109.2
Net Income	$23.8	$23.8	$60.1	$62.4
Balance Sheet (at September 30)
Total Current Assets			$275.4	$275.2
Total Assets			2,280.9	2,280.7
Total Current Liabilities			340.8	340.4
Total Deferred Credits			759.1	759.3
Total Liabilities and Shareholder's Equity			$2,280.9	$2,280.7
Statement of Cash Flows
Net Cash From Operating Activities			$133.9	$134.2
Net Cash Used By Investing Activities			(93.9)	(93.9)
Net Cash Used By Financing Activities			$(38.0)	$(38.4)

                                                                                                                                                                84

________________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK.
85 _____________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	(Restated) 2005	2006	(Restated) 2005
	(Millions of dollars)

Operating Revenue	$479.7	$480.0	$1,080.2	$1,022.1

Operating Expenses
Fuel and purchased energy	321.5	297.9	723.0	660.6
Other operation and maintenance	35.0	38.7	109.9	111.0
Depreciation and amortization	34.6	35.7	94.2	91.7
Other taxes	7.5	7.3	17.9	17.4
Deferred electric service costs	19.2	28.2	7.5	16.9
Total Operating Expenses	417.8	407.8	952.5	897.6

Operating Income	61.9	72.2	127.7	124.5

Other Income (Expenses)
Interest and dividend income	1.0	.1	1.3	.4
Interest expense	(16.3)	(14.8)	(47.5)	(43.4)
Other income	1.1	1.4	3.9	4.8
Other expense	-	-	(3.1)	-
Total Other Expenses	(14.2)	(13.3)	(45.4)	(38.2)

Income Before Income Tax Expense and Extraordinary Item	47.7	58.9	82.3	86.3

Income Tax Expense	18.5	26.1	28.0	37.3

Income From Continuing Operations	29.2	32.8	54.3	49.0

Discontinued Operations (Note 5)

  Income from operations (net of tax of $.4 million and
     $.5 million for the three months ended September 30,
     2006 and 2005, respectively, and $1.5 million for each
     of the nine months ended September 30, 2006 and 2005)

	.7	.9	2.3	2.3

Income Before Extraordinary Item	29.9	33.7	56.6	51.3

Extraordinary Item (net of tax of $6.2 million)	-	-	-	9.0

Net Income	29.9	33.7	56.6	60.3

Dividends on Redeemable Serial Preferred Stock	.1	.1	.2	.2

Earnings Available for Common Stock	29.8	33.6	56.4	60.1

Retained Earnings at Beginning of Period	186.2	190.2	178.6	211.6

Dividends paid to Pepco Holdings	(75.0)	-	(94.0)	(47.9)

Retained Earnings at End of Period	$141.0	$223.8	$141.0	$223.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                                                                                                                                                86

________________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	September 30, 2006	December 31, 2005
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$40.0	$8.2
Restricted cash	14.1	11.5
Accounts receivable, less allowance for uncollectible accounts of $5.6 million and $5.2 million, respectively	197.2	206.0
Fuel, materials and supplies-at average cost	11.6	39.6
Prepaid expenses and other	30.7	12.3
B.L. England assets held for sale	22.3	-
Total Current Assets	315.9	277.6

INVESTMENTS AND OTHER ASSETS
Regulatory assets	868.1	910.4
Restricted funds held by trustee	14.3	11.1
Prepaid pension expense	4.3	8.0
Other	15.1	22.6
B.L. England assets held for sale	78.3	-
Total Investments and Other Assets	980.1	952.1

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,921.5	1,915.6
Accumulated depreciation	(592.3)	(585.3)
Net Property, Plant and Equipment	1,329.2	1,330.3

TOTAL ASSETS	$2,625.2	$2,560.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                                                                                                                                                87

________________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	September 30, 2006	December 31, 2005
	(Millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$22.6	$22.6
Current maturities of long-term debt	45.7	94.0
Accounts payable and accrued liabilities	118.2	182.2
Accounts payable to associated companies	12.2	38.3
Taxes accrued	29.1	75.8
Interest accrued	11.4	12.9
Other	38.3	37.3
Total Current Liabilities	277.5	463.1

DEFERRED CREDITS
Regulatory liabilities	368.4	206.3
Income taxes	423.9	432.5
Investment tax credits	15.3	16.5
Other postretirement benefit obligation	40.7	46.4
Other	16.2	20.2
Liabilities associated with B.L. England assets held for sale	77.8	-
Total Deferred Credits	942.3	721.9

LONG-TERM LIABILITIES
Long-term debt	465.7	376.7
Transition Bonds issued by ACE Funding	473.5	494.3
Capital lease obligations	-	.2
Total Long-Term Liabilities	939.2	871.2

COMMITMENTS AND CONTINGENCIES (NOTE 4)

REDEEMABLE SERIAL PREFERRED STOCK	6.2	6.2

SHAREHOLDER'S EQUITY
Common stock, $3.00 par value, authorized 25,000,000 shares, and 8,546,017 shares outstanding	25.6	25.6
Premium on stock and other capital contributions	293.4	293.4
Retained earnings	141.0	178.6
Total Shareholder's Equity	460.0	497.6

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,625.2	$2,560.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                                                                                                                                                88

________________________________________________________________________________

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2006	(Restated) 2005
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$56.6	$60.3
Adjustments to reconcile net income to net cash from operating activities:
Extraordinary item	-	(15.2)
Depreciation and amortization	94.2	91.7
Deferred income taxes	(12.2)	(42.7)
Changes in:
Accounts receivable	7.4	(59.2)
Accounts payable and accrued liabilities	(97.3)	126.5
Prepaid New Jersey sales and excise tax	(12.3)	(14.8)
Regulatory assets, net	18.7	66.8
Interest and taxes accrued	(52.1)	69.1
Other changes in working capital	5.7	4.5
Net other operating	3.8	4.9
Net Cash From Operating Activities	12.5	291.9

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(83.9)	(91.1)
Proceeds from sale of assets	177.0	-
Net other investing activities	(2.6)	2.1
Net Cash From (Used By) Investing Activities	90.5	(89.0)

FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(94.0)	(47.9)
Dividends paid on preferred stock	(.2)	(.2)
Issuance of long-term debt	105.0	-
Reacquisition of long-term debt	(85.2)	(59.6)
Repayments of short-term debt, net	-	(32.7)
Net other financing activities	3.2	(2.3)
Net Cash Used By Financing Activities	(71.2)	(142.7)

Net Increase in Cash and Cash Equivalents	31.8	60.2
Cash and Cash Equivalents at Beginning of Period	8.2	4.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40.0	$64.5

NONCASH ACTIVITIES
Excess depreciation reserve transferred to regulatory liabilities	$-	$131.0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes (includes payments to PHI for Federal income taxes)	$64.7	$15.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                                                                                                                                                89

________________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ATLANTIC CITY ELECTRIC COMPANY
(1) ORGANIZATION

     Atlantic City Electric Company (ACE) is engaged in the generation, transmission and distribution of electricity in southern New Jersey. ACE provides Default Electricity Supply, which, as used in this document, is the supply of electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is also known as Basic Generation Service (BGS) in New Jersey. ACE's service territory covers approximately 2,700 square miles and has a population of approximately 1.0 million. ACE is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (Pepco Holdings or PHI). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and ACE and certain activities of ACE are subject to the regulatory oversight of the Federal Energy Regulatory Commission (FERC) under PUHCA 2005.

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     ACE's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in ACE's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of ACE's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly ACE's financial condition as of September 30, 2006, in accordance with GAAP. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three and nine months ended September 30, 2006 may not be indicative of results that will be realized for the full year ending December 31, 2006 since the sales of electric energy are seasonal.

FIN 46R, "Consolidation of Variable Interest Entities"

     ACE has power purchase agreements (PPAs) with a number of entities, including three non-utility generation contracts between ACE and unaffiliated third parties (ACE NUGs). Due to a variable element in the pricing structure of the NUGs, ACE potentially assumes the variability in the operations of the plants related to these PPAs and, therefore, has a variable interest in the entities. In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R (revised December 2003) (FIN 46R), entitled "Consolidation of Variable Interest Entities," ACE continued, during the nine months ended September 30, 2006, to conduct exhaustive efforts to obtain information from these entities, but was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether these three entities were variable interest entities or if ACE was the primary beneficiary. As a

_____________________________________________________________________________

result, ACE has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information, but have not been able to obtain such information.

     Net power purchase activities with the counterparties to the ACE NUGs for the three months ended September 30, 2006 and 2005 were approximately $86 million and $89 million, respectively, of which $76 million and $78 million, respectively, related to power purchases under the ACE NUGs. Net power purchase activities with the counterparties to the ACE NUGs for the nine months ended September 30, 2006 and 2005 were approximately $250 million and $242 million, respectively, of which $220 million and $216 million, respectively, related to power purchases under the ACE NUGs. ACE does not have exposure to loss under the PPA agreements since cost recovery will be achieved from its customers through regulated rates.

Components of Net Periodic Benefit Cost
The following Pepco Holdings' information is for the three months ended September 30, 2006 and 2005.
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$10.1	$9.4	$2.1	$2.2
Interest cost	24.2	24.1	8.7	8.4
Expected return on plan assets	(32.5)	(31.3)	(2.9)	(2.8)
Amortization of prior service cost	.2	.2	(1.0)	(1.0)
Amortization of net loss	4.4	3.1	3.6	3.0
Net periodic benefit cost	$6.4	$5.5	$10.5	$9.8

The following Pepco Holdings' information is for the nine months ended September 30, 2006 and 2005.
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(Millions of dollars)
Service cost	$30.4	$28.4	$6.3	$6.4
Interest cost	72.7	72.0	26.0	25.2
Expected return on plan assets	(97.5)	(94.1)	(8.7)	(8.2)
Amortization of prior service cost	.6	.8	(2.9)	(2.9)
Amortization of net loss	13.1	8.3	10.7	8.9
Net periodic benefit cost	$19.3	$15.4	$31.4	$29.4

Pension

    The pension net periodic benefit cost for the three months ended September 30, 2006 of $6.4 million includes $1.2 million for ACE. The pension net periodic benefit cost for the nine months ended September 30, 2006 of $19.3 million includes $3.7 million for ACE. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The pension net

_____________________________________________________________________________

periodic benefit cost for the three months ended September 30, 2005 of $5.5 million includes $2.0 million for ACE. The pension net periodic benefit cost for the nine months ended September 30, 2005 of $15.4 million includes $6.1 million for ACE. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2005 PHI made a discretionary tax-deductible cash contribution to the plan of $60 million. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. As of September 30, 2006, no contributions have been made. The potential discretionary funding of the pension plan in 2006 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Postretirement Benefits

    The other postretirement net periodic benefit cost for the three months ended September 30, 2006 of $10.5 million includes $2.4 million for ACE. The other postretirement net periodic benefit cost for the nine months ended September 30, 2006 of $31.4 million includes $7.0 million for ACE. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries. The other postretirement net periodic benefit cost for the three months ended September 30, 2005 of $9.8 million includes $2.2 million for ACE. The other postretirement net periodic benefit cost for the nine months ended September 30, 2005 of $29.4 million includes $6.5 million for ACE. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries.

SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132 (R)"

     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132 (R)" (SFAS No. 158), which requires that companies recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on the balance sheet. Refer to the "New Accounting Standards" section herein for additional information.

_____________________________________________________________________________

Reconciliation of Income Tax Expense
A reconciliation of ACE's consolidated income tax expense is as follows:
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2005 (Restated)		2006		2005 (Restated)
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Millions of dollars)
Income Before Income Tax Expense and Extraordinary Item	$47.7		$58.9		$82.3		$86.3

Income tax at federal statutory rate	$16.7	.35	$20.6	.35	$28.8	.35	$30.2	.35
Increases (decreases) resulting from:
State income taxes, net of federal effect	3.1	.06	3.8	.06	5.7	.07	5.8	.07
Depreciation	.2	.01	(.1)	-	.3	-	.4	-
Tax Credits	(.3)	(.01)	.3	-	(1.0)	(.01)	(.7)	(.01)
Adjustment to prior years' tax	(.5)	(.01)	-	-	(2.1)	(.03)	.1	-
Change in estimates related to prior year tax liabilities	(.6)	(.01)	1.6	.03	(3.6)	(.04)	2.1	.02
Other, net	(.1)	-	(.1)	-	(.1)	-	(.6)	-
Total Consolidated Income Tax Expense	$18.5	.39	$26.1	.44	$28.0	.34	$37.3	.43

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

Debt

     In July 2006, Atlantic City Electric Transition Funding LLC (ACE Funding) made principal payments of $4.6 million on Series 2002-1 Bonds, Class A-1 and $1.8 million on Series 2003-1 Bonds, Class A-1 with a weighted average interest rate of 2.89%.

Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including ACE, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated in consolidation and no profit results from these transactions. PHI Service Company costs directly charged or allocated to ACE for the three and nine months ended September 30, 2006 and 2005 were $17.5 million and $58.9 million, and $18.7 million and $59.4 million, respectively.

In addition to the PHI Service Company charges described above, ACE's Consolidated Statements of Earnings include the following related party transactions:

                                                                                                                                                                93

________________________________________________________________________________
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Income (Expense)	(Millions of dollars)
Purchased power from Conectiv Energy Supply (included in fuel and purchased energy expenses)	$(32.5)	$(36.9)	$(71.6)	$(67.7)
As of September 30, 2006 and December 31, 2005, ACE had the following balances on its Consolidated Balance Sheets due from (to) related parties:
	2006	2005
Asset (Liability)	(Millions of dollars)
Receivable from Related Party (current)
Conectiv Atlantic Generation	$2.5	$-
Payable to Related Party (current)
PHI Service Company	$(5.4)	$(7.2)
Conectiv Energy Supply	(7.9)	(30.9)
DPL	(.9)	(.2)
PES	(.3)	-
Other Related Party Activity	(.2)	-
Total Net Payable to Related Parties	$(12.2)	$(38.3)
Money Pool Balance with Pepco Holdings (included in cash and cash equivalents on the balance sheet) (a)	$32.3	$4.0

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

New Accounting Standards
EITF 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty"

     In September 2005, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13), which addresses circumstances under which two or more exchange transactions involving inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions." EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006.

ACE implemented EITF 04-13 on April 1, 2006. The implementation did not impact ACE's overall financial condition, results of operations, or cash flows.
FSP FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)"

     In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)" (FSP FIN 46(R)-6),

_____________________________________________________________________________

which provides guidance on how to determine the variability to be considered in applying FIN 46(R), "Consolidation of Variable Interest Entities."

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

     ACE started applying FIN 46(R)-6 to new/modified transactions effective July 1, 2006. ACE is in the process of evaluating the impact of FIN 46(R)-6 to variable interests that it held before July 1, 2006, but does not anticipate making the retrospective adoption election.

FSP FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors"

     In March 2006, the FASB issued FSP FASB Technical Bulletin (FTB) 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP FTB 85-4-1 also amends certain provisions of FTB No. 85-4, "Accounting for Purchases of Life Insurance," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (the year ending December 31, 2007 for ACE). ACE is in the process of evaluating the impact of FSP FTB 85-4-1 and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions"

     On June 28, 2006, the FASB ratified EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that, if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3.

     EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006 (January 1, 2007 for ACE) although earlier application is permitted. ACE is in the process of evaluating the impact of EITF 06-3.

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

_____________________________________________________________________________

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
SFAS No. 157, "Fair Value Measurements"

     SFAS No. 157, issued in September 2006, defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of this Statement will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (the year ended December 31, 2008 for ACE). ACE is in the process of evaluating the impact, if any, of SFAS No. 157 on its financial condition, results of operations and cash flows.

SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132 (R)"

     In September 2006, the FASB issued SFAS No. 158, which requires that companies recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on the balance sheet. Recognizing the funded status of the company's benefit plans as a net liability or asset will require an offsetting adjustment to accumulated other comprehensive income in shareholders' equity. SFAS No. 158 does not change how pension and other postretirement benefits are accounted for and reported in the income statement. SFAS No. 158 is effective as of the end of the first fiscal year ending after December 15, 2006 for employers with publicly traded equity securities (the year ended December 31, 2006 for ACE).

     Based on ACE's benefit obligations and fair value of plan assets as of December 31, 2005, ACE anticipates that the adoption of SFAS No. 158 will have a material impact on its balance sheet, but does not anticipate a material impact on its results of operations or cash flows. The actual impact on ACE as of December 31, 2006, will depend on the funded status of the benefit plans at that time.

(3) SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ACE has one segment, its regulated utility business.

_____________________________________________________________________________

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

Restructuring Deferral

     Pursuant to orders issued by the New Jersey Board of Public Utilities (NJBPU) under the New Jersey Electric Discount and Energy Competition Act (EDECA), beginning August 1, 1999, ACE was obligated to provide BGS to retail electricity customers in its service territory who did not choose a competitive energy supplier. For the period August 1, 1999 through July 31, 2003, ACE's aggregate costs that it was allowed to recover from customers exceeded its aggregate revenues from supplying BGS. These under-recovered costs were partially offset by a $59.3 million deferred energy cost liability existing as of July 31, 1999 (LEAC Liability) related to ACE's Levelized Energy Adjustment Clause and ACE's Demand Side Management Programs. ACE established a regulatory asset in an amount equal to the balance of under-recovered costs.

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

     In July 2004, the NJBPU issued a final order in the restructuring deferral proceeding confirming a July 2003 summary order, which (i) permitted ACE to begin collecting a portion of the deferred costs and reset rates to recover on-going costs incurred as a result of EDECA, (ii) approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003, (iii) transferred to ACE's then pending base rate case for further consideration approximately $25.4 million of the deferred balance, and (iv) estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. ACE believes the record does not justify the level of disallowance imposed by the NJBPU in the final order. In August 2004, ACE filed a Notice of Appeal with respect to the July 2004 final order with the Appellate Division of the Superior Court of New Jersey (the Superior Court), which hears appeals of the decisions of New Jersey administrative agencies, including the NJBPU. Briefs in the appeal were also filed by the Division of the New Jersey Ratepayer Advocate and by Cogentrix Energy Inc., the co-owner of two cogeneration

_____________________________________________________________________________

power plants with contracts to sell ACE approximately 397 megawatts of electricity, as cross-appellants between August 2005 and January 2006. The Superior Court has not yet set the schedule for oral argument.

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

     On June 9, 2006, ACE submitted a letter to the NJBPU to request that the NJBPU conduct proceedings to finalize the determination of the stranded costs associated with the sale of ACE's nuclear assets in accordance with the PLR. ACE's request remains pending.

ACE Auction of Generation Assets

     In May 2005, ACE announced that it would auction its electric generation assets, consisting of its B.L. England generating facility and its ownership interests in the Keystone and Conemaugh generating facilities. On September 1, 2006, ACE completed the sale of its interests in the Keystone and Conemaugh generating facilities to Duquesne Light Holdings Inc. for approximately $177.0 million, subject to a post-closing 60-day true-up for applicable items not known at the time of the closing. Approximately $81.3 million of the net gain from the sale has been used to offset the remaining unamortized aggregate adjusted deferred balance, which ACE has been recovering in rates, and approximately $51.7 million of the net gain will be returned to ratepayers over a 33-month period as a credit on their bills.

     In August 2006, ACE entered into an agreement to sell the B.L. England generating facility to RC Cape May Holdings, LLC (RC Cape May), an affiliate of Rockland Capital Energy Investments, LLC, for an estimated net value of $12.2 million, based on a closing date no later than February 1, 2007. The purchase price will be adjusted upon completion of the sale for items such as inventories, fuel supplies, and certain employee benefit liabilities. Not included in the sale are certain sulfur dioxide (SO2) and nitrogen oxide (NOx) allowances, including those covered by the Administrative Consent Order (ACO) entered into by ACE on January 24, 2006, as described below under the heading "Environmental Litigation." The sale is subject to various regulatory approvals and other conditions. One of the sale conditions was satisfied on October 31, 2006, when ACE, RC Cape May and the New Jersey Department of Environmental Protection (NJDEP) signed an amendment to the ACO, pursuant to which the

_____________________________________________________________________________

buyer will assume from ACE, upon closing of the sale, certain obligations under the ACO with respect to the B. L. England facility. In addition, among other conditions, the sale requires the entry by RC Cape May into a remediation agreement with NJDEP and NJDEP approval of the transfer of certain environmental permits from ACE to the buyer. On September 8, 2006, ACE filed with the NJBPU a request for approval of the sale. The sale is expected to be completed during the first quarter of 2007. If the closing of the sale has not occurred by March 31, 2007, either party has the right to terminate the sale agreement. If the sale is not completed, ACE intends to shut down B.L. England by December 15, 2007, as described below.

     The sale of B.L. England will not affect the stranded costs associated with the plant that already have been securitized. Upon the sale of B.L. England, ACE anticipates that approximately $9 to $10 million of additional assets may, subject to NJBPU approval, be eligible for recovery as stranded costs.

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

     ACE has commenced several construction projects to enhance the transmission system, which will help maintain the reliability of the electric transmission system. To date, two projects have been completed and the remaining projects are under construction or are scheduled to be completed prior to December 15, 2007. Accordingly, ACE expects that if the sale of B. L. England is not completed, these transmission enhancements will allow the shut down of B.L. England by that date, while maintaining adequate reliability of the electric system in southern New Jersey.

     As more fully described below under "Environmental Litigation," ACE, along with PHI and Conectiv, on January 24, 2006, entered into an ACO with the NJDEP and the Attorney General of New Jersey, which contemplates that ACE will shut down and permanently cease operations at the B.L. England generating facility by December 15, 2007, if ACE does not sell the plant before that time. ACE recorded an asset retirement obligation (which is accounted for as a regulatory liability in PHI's and ACE's consolidated balance sheets) of $60 million during the first quarter of 2006.

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

________________________________________________________________________________

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

     In November 1991, NJDEP identified ACE as a potentially responsible party (PRP) at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an ACO with NJDEP to remediate the site. The soil cap remedy for the site has been completed and the NJDEP conditionally approved the report submitted by the parties on the implementation of the remedy in January 2003. In March 2004, NJDEP approved a Ground Water Sampling and Analysis Plan. Positive results of groundwater monitoring events have resulted in a reduced level of groundwater monitoring. In August 2006, NJDEP issued a No Further Action (NFA) Letter and Covenant Not to Sue for the site. Among other things, the NFA requires the PRPs to monitor the effectiveness of institutional (deed restriction) and engineering (cap) controls at the site every two years and to continue groundwater monitoring. In March 2003, the U.S. Environmental Protection Agency (EPA) demanded from the PRP group reimbursement for EPA's past costs at the site, totaling $168,789. The PRP group objected to the demand for certain costs, but agreed to reimburse EPA approximately $19,000. Based on information currently available, ACE anticipates that its share of additional cost associated with this site will be approximately $555,000 to $600,000. ACE believes that its liability for post-remedy operation and maintenance costs will not have a material adverse effect on its financial position, results of operations or cash flows.

     On January 24, 2006, PHI, Conectiv and ACE entered into an ACO with NJDEP and the Attorney General of New Jersey resolving New Jersey's claim for alleged violations of the Federal Clean Air Act (CAA) and the NJDEP's concerns regarding ACE's compliance with New Source Review (NSR) requirements and the New Jersey Air Pollution Control Act (APCA) with respect to the B.L. England generating facility and various other environmental issues relating to ACE and Conectiv Energy facilities in New Jersey. Among other things, the ACO provides that:

•

Contingent upon the receipt of necessary approvals for the construction of substation and transmission facilities to compensate for the shut down of B.L. England, ACE will permanently cease operation of the B.L. England generating facility by December 15, 2007 if ACE does not sell the facility. In the event that ACE is unable to shut down the B.L. England facility by December 15, 2007 through no fault of its own, (i) ACE may operate B.L. England Unit 1 after December 15, 2007 for certain limited purposes and/or for electric system reliability during the summer months in the years 2008 to 2012, and (ii) B.L. England Units 1 and 2 would be required to comply with stringent emissions limits by December 15, 2012 and May 1, 2010, respectively. If ACE fails to meet those 2010 and 2012 deadlines for reducing emissions, ACE would be required to pay up to $10 million in

                                                                                                                                                                100

________________________________________________________________________________

civil penalties. As more fully described above under "ACE Auction of Generation Assets," ACE entered into an agreement in August 2006 with RC Cape May to sell B.L. England. On October 31, 2006, ACE, RC Cape May and NJDEP signed an amendment to the ACO, pursuant to which the responsibility for complying with the ACO's stringent emissions limits by the dates specified in the ACO will be transferred to RC Cape May upon closing of the sale.

•

If B.L. England is shut down by December 15, 2007, ACE will surrender to NJDEP certain SO2 and NOx allowances allocated to B.L. England Units 1 and 2, contingent upon approval by the NJBPU recognizing cost impacts of the surrender.

•

In the event that ACE is unable to shut down B.L. England Units 1 and 2 by December 15, 2007 through no fault of its own, ACE will surrender NOx and SO2 allowances not needed to satisfy the operational needs of B.L. England Units 1 and 2, contingent upon approval by the NJBPU recognizing cost impacts of the surrender. Except for NOx and SO2 allowances necessary to meet the pre-closing date operational needs of B.L. England, ACE will not transfer any NOx or SO2 allowances to the purchaser, RC Cape May.

•

To resolve any possible civil liability (and without admitting liability) for violations of APCA and the Prevention of Significant Deterioration NSR provisions of the CAA, ACE paid a $750,000 civil penalty to NJDEP in June 2004 and will undertake environmental projects that are beneficial to the state of New Jersey and approved by the NJDEP or donate property valued at $2 million.

•

To resolve any possible civil liability (and without admitting liability) for natural resource damages resulting from groundwater contamination at ACE's B.L. England facility, Conectiv Energy's Deepwater facility and ACE's operations center near Pleasantville, New Jersey, ACE and Conectiv Energy paid NJDEP $674,162 and will remediate the groundwater contamination at all three sites. On October 31, 2006, ACE, RC Cape May and NJDEP signed an amendment to the ACO, pursuant to which the responsibility for remediating the groundwater contamination and other resources at B.L. England will be transferred to RC Cape May upon closing of the sale; in the event that RC Cape May fails to remediate groundwater or other resources at B.L. England, the responsibility for such remediation will revert to ACE.

•

The ACO allows the sale of the B.L. England facility through the B.L. England auction process to a third party that is not committing to repower or otherwise meet the ACO's emissions limits, subject to a 45-day right of first refusal in favor of NJDEP for purchase of B.L. England on terms and conditions no less favorable to ACE than those offered by the third party. In the event that ACE enters into a third-party agreement through the B.L. England auction process with an entity that commits to repower B.L. England or otherwise meet the ACO's emission limits, NJDEP does not have a right of first refusal. The purchaser of B.L. England is committing to meet the ACO's emission limits at B.L. England and accordingly, NJDEP does not have a right of first refusal.

•

If ACE does not sell B.L. England and the facility is shut down by December 15, 2007, ACE will give NJDEP or a charitable conservancy six months to negotiate an agreement to purchase B.L. England. If no agreement is reached, ACE may seek bids for B.L. England from third parties, subject to a 45-day right of first refusal in favor of NJDEP for purchase

                                                                                                                                                                101

________________________________________________________________________________
of B.L. England on terms and conditions no less favorable to ACE than those offered by a third party.

     The ACO does not resolve any federal claims for alleged violations at the B.L. England generating facility or any federal or state claims regarding alleged violations at Conectiv Energy's Deepwater generating facility, about which EPA and NJDEP sought information beginning in February 2000 pursuant to CAA Section 114, or any other facilities. PHI does not believe that any of its subsidiaries has any liability with respect thereto, but cannot predict the consequences of the federal and state inquiries.

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

     On August 2, 2005, the Treasury Department released regulations that, if adopted in their current form, would require ACE to change its method of accounting with respect to capitalizable construction costs for income tax purposes for future tax periods beginning in 2005. Under these regulations, ACE will have to capitalize and depreciate a portion of the construction costs that they have previously deducted and include the impact of this adjustment in taxable income over a two-year period beginning with tax year 2005. ACE has finalized and included in its 2005 federal tax return an alternative method of accounting for capitalizable construction costs that management believes will be acceptable to the IRS to replace the method disallowed by the proposed regulations.

     On the same day that the new regulations were released, the IRS issued Revenue Ruling 2005-53 (the Revenue Ruling) which is intended to limit the ability of certain taxpayers to utilize the method of accounting for income tax purposes they utilized on their tax returns for 2004 and prior years. In line with this Revenue Ruling, the Revenue Agent's Report for the 2001 and 2002 tax returns disallows substantially all of the incremental tax benefits that ACE claimed on its returns by requiring the company to capitalize and depreciate certain expenses rather than treat such expenses as current deductions. PHI has filed a protest against the IRS adjustments and the unresolved audit will now be forwarded to the Appeals Office.

     In February 2006, ACE's parent, PHI, paid approximately $121 million of taxes (a portion of which is attributable to ACE) to cover the amount of taxes that management estimated to be payable based on the method of tax accounting that PHI, pursuant to the proposed regulations, has adopted on its 2005 tax return. PHI is contesting the adjustments that the IRS has proposed to the 2001 and 2002 tax returns, under the Revenue Ruling referenced above. However, if the IRS is successful in requiring ACE to capitalize and depreciate construction costs that result in a tax and interest assessment greater than management's estimate of $121 million, PHI will be required to pay additional taxes and interest only to the extent these adjustments exceed the $121 million payment made in February 2006.

_____________________________________________________________________________

(5) DISCONTINUED OPERATIONS

     As discussed in Note (4), "Commitments and Contingencies," herein, in May 2005, ACE announced that it would auction its electric generation assets, consisting of its B.L. England generating facility and its ownership interests in the Keystone and Conemaugh generating facilities. On September 1, 2006, ACE completed the sale of its interests in the Keystone and Conemaugh generating facilities to Duquesne Light Holdings Inc. for approximately $177.0 million. Approximately $81.3 million of the net gain from the sale has been used to offset the remaining unamortized aggregate adjusted deferred balance, which ACE has been recovering in rates, and approximately $51.7 million of the net gain will be returned to ratepayers over a 33-month period as a credit on their bills.

     Additionally, in August 2006, ACE entered into an agreement to sell the B.L. England generating facility to RC Cape May for an estimated net value of $12.2 million based on a closing date no later than February 1, 2007. The purchase price will be adjusted upon completion of the sale for items such as inventories, fuel supplies, and certain employee benefit liabilities. Not included in the sale are certain SO2 and NOx allowances, including those covered by the ACO entered into by ACE on January 24, 2006, as described above under the heading "Environmental Litigation." The sale is subject to various regulatory approvals and other conditions. One of the sale conditions was satisfied on October 31, 2006, when ACE, RC Cape May and NJDEP signed an amendment to the ACO, pursuant to which the buyer will assume from ACE, upon closing of the sale, certain obligations under the ACO with respect to the B. L. England facility. In addition, among other conditions, the sale requires the entry by RC Cape May into a remediation agreement with NJDEP and NJDEP approval of the transfer of certain environmental permits from ACE to the buyer. On September 8, 2006, ACE filed with the NJBPU a request for approval of the sale. The sale is expected to be completed during the first quarter of 2007. If the closing of the sale has not occurred by March 31, 2007, either party has the right to terminate the sale agreement. If the sale is not completed, ACE intends to shut down B.L. England by December 15, 2007.

     B.L. England comprises a significant component of ACE's generation operations and its potential sale requires "discontinued operations" presentation under SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," on ACE's Consolidated Statements of Earnings for the three and nine month periods ended September 30, 2006 and 2005. The operations of Keystone and Conemaugh are also reflected as "discontinued operations" for each period presented. Additionally, B.L. England's assets and liabilities are reflected as "held for sale" on ACE's Consolidated Balance Sheet at September 30, 2006.

The following table summarizes information related to the discontinued operations presentation (Millions of dollars):
	2006	2005
Three Months Ended September 30:

Operating Revenue	$45.5	$68.6
Income Before Income Tax Expense and Extraordinary Item	1.1	1.4
Net Income	$ .7	$ .9

Nine Months Ended September 30:

Operating Revenue	$100.5	$126.5
Income Before Income Tax Expense and Extraordinary Item	3.8	3.8
Net Income	$ 2.3	$ 2.3

                                                                                                                                                                103

________________________________________________________________________________
(6) RESTATEMENT

     As reported in ACE's Annual Report on Form 10-K for the year ended December 31, 2005, ACE's parent company, Pepco Holdings, restated its previously reported consolidated financial statements for the three and nine months ended September 30, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. The restatement of Pepco Holdings consolidated financial statements was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. The restatement to correct the accounting for the deferred compensation arrangements had no impact on ACE; however, ACE restated its previously reported consolidated financial statements for the three and nine months ended September 30, 2005, to reflect the correction of other errors. The correction of these other errors, primarily relating to taxes, and various accrual accounts, was considered by management to be immaterial. The following table sets forth ACE's results of operations for the three and nine months ended September 30, 2005, its financial position at September 30, 2005, and its cash flows for the nine months ended September 30, 2005, the impact of the restatement to correct the errors noted above (millions of dollars):

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statements of Earnings
Total Operating Revenue	$548.5	$548.6	$1,148.5	$1,148.6
Total Operating Expenses	475.2	475.1	1,022.6	1,020.5
Total Operating Income	73.3	73.5	125.9	128.1
Other Income (Expenses)	(12.5)	(13.2)	(36.1)	(38.0)
Income Before Income Tax Expense	60.8	60.3	89.8	90.1
Net Income	$34.0	$33.7	$60.6	$60.3
Consolidated Balance Sheet (at September 30)
Total Current Assets			$365.2	$365.0
Total Investments and Other Assets			979.0	975.9
Total Assets			2,662.1	2,658.8
Total Current Liabilities			477.4	475.9
Total Deferred Credits			753.6	753.8
Retained Earnings			225.8	223.8
Total Shareholder's Equity			544.8	542.8
Total Liabilities and Shareholder's Equity			$2,662.1	$2,658.8
Consolidated Statement of Cash Flows
Net Cash From Operating Activities			$290.0	$291.9
Net Cash Used By Investing Activities			(89.0)	(89.0)
Net Cash Used By Financing Activities			$(140.5)	$(142.7)

                                                                                                                                                                104

________________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK.
105 _____________________________________________________________________________

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is contained herein, as follows:

                                                                                                                                                                106

________________________________________________________________________________
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PEPCO HOLDINGS, INC.
RESTATEMENT

     As reported in Pepco Holdings, Inc.'s (PHI or Pepco Holdings) Annual Report on Form 10-K for the year ended December 31, 2005, Pepco Holdings restated its previously reported consolidated financial statements for the three and nine months ended September 30, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various other accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. This restatement was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. See Note (6), "Restatement," to PHI's Consolidated Financial Statements for further discussion.

GENERAL OVERVIEW
Pepco Holdings is a public utility holding company that, through its operating subsidiaries, is engaged primarily in two principal business operations:
•	electricity and natural gas delivery (Power Delivery), and
•	competitive energy generation, marketing, and supply (Competitive Energy).

     The Power Delivery business is the largest component of PHI's business. For the three months ended September 30, 2006 and 2005, the operating revenues of the Power Delivery business (including intercompany amounts) were equal to 64% and 60% of PHI's consolidated operating revenues, respectively, and the operating income of the Power Delivery business (including income from intercompany transactions) was equal to 71% and 78% of PHI's consolidated operating income, respectively. For the nine months ended September 30, 2006 and 2005, the operating revenues of the Power Delivery business (including intercompany amounts) were equal to 62% and 60% of PHI's consolidated operating revenues, respectively, and the operating income of the Power Delivery business (including income from intercompany transactions) was equal to 70% and 75% of PHI's consolidated operating income, respectively.

     The Power Delivery business consists primarily of the transmission, distribution and default supply of electric power, which was responsible for 98% of Power Delivery's operating revenues for each of the three month periods ended September 30, 2006 and 2005, and 95% for each of the nine month periods ended September 30, 2006 and 2005. The distribution of natural gas contributed 2% of Power Delivery's operating revenues for each of the three month periods ended September 30, 2006 and 2005, and 5% for each of the nine month periods ended September 30, 2006 and 2005. Power Delivery represents one operating segment for financial reporting purposes.

_____________________________________________________________________________

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
These supply service obligations generally are referred to in this document as Default Electricity Supply.

     Pepco, DPL and ACE are also responsible for the transmission of wholesale electricity into and across their service territories. The rates each company is permitted to charge for the wholesale transmission of electricity are regulated by the Federal Energy Regulatory Commission (FERC). Effective June 1, 2006, new FERC-approved transmission rates took effect for each of PHI's utility subsidiaries. These new rates incorporate true-ups for the tentative formula rates that went into effect June 1, 2005, which reflected a requested 12.9% return on equity, as compared to the approved rates, which were based on approved return on equity of 10.8% for existing facilities and 11.3% for facilities put into service on or after January 1, 2006. For the third quarter of 2006, lower transmission revenues resulted in a $.04 decrease in PHI's earnings per share as compared to the third quarter of 2005. Approximately half of this decrease was due to the lower formula rates in effect since June 2006 as compared to the formula rate in effect during the preceding 12-month period, and the remainder of the decrease was due to the annual twelve month true-up adjustment, beginning in June 2006, based on the difference between the tentative rates and the final approved rates. PHI expects the lower rates in effect and the true-up to have a similar impact on earnings in the fourth quarter of 2006, and through May 2007. However, because the magnitude of the true-up for this first twelve-month period was attributable in part to the transition to the new formula rate process, PHI expects that the impact of the annual true-up adjustment to be less significant in future years.

     The profitability of the Power Delivery business depends on its ability to recover costs and earn a reasonable return on its capital investments through the rates it is permitted to charge. Power Delivery's operating revenue and income are seasonal, and weather patterns may have a material impact on operating results. In addition, customer usage may be affected by economic conditions, energy prices and energy efficiency measures.

     The Competitive Energy business provides competitive generation, marketing and supply of electricity and gas, and related energy management services primarily in the mid-Atlantic region.

_____________________________________________________________________________

These operations are conducted through subsidiaries of Conectiv Energy Holding Company (collectively, Conectiv Energy) and Pepco Energy Services, Inc. and its subsidiaries (collectively, Pepco Energy Services), each of which is treated as a separate operating segment for financial reporting purposes. For the three months ended September 30, 2006 and 2005, the operating revenues of the Competitive Energy business (including intercompany amounts) were equal to 43% and 50% of PHI's consolidated operating revenues, respectively, and the operating income of the Competitive Energy business (including operating income from intercompany transactions) was 19% and 17%, respectively, of PHI's consolidated operating income over the same periods. For the nine months ended September 30, 2006 and 2005, the operating revenues of the Competitive Energy business (including intercompany amounts) were equal to 45% and 50%, respectively, of PHI's consolidated operating revenues, and the operating income of the Competitive Energy business (including operating income from intercompany transactions) was 18% and 17%, respectively, of PHI's consolidated operating income over the same periods. For the three months ended September 30, 2006 and 2005, amounts equal to 13% and 15%, respectively, of the operating revenues of the Competitive Energy business were attributable to electric energy and capacity, and natural gas sold to the Power Delivery segment. For the nine months ended September 30, 2006 and 2005, amounts equal to 13% and 15%, respectively, of the operating revenues of the Competitive Energy business were attributable to electric energy and capacity, and natural gas sold to the Power Delivery segment.

•

Conectiv Energy provides wholesale electric power, capacity and ancillary services in the wholesale markets administered by PJM Interconnection, LLC (PJM) and also supplies electricity to other wholesale market participants under long- and short-term bilateral contracts. PHI refers to these wholesale supply operations as Merchant Generation. Conectiv Energy had a power supply agreement under which it provided DPL with all of the electric power needed for distribution to its Default Electricity Supply customers in Delaware. The commitment to supply DPL Delaware customers ended on April 30, 2006. Conectiv Energy also supplies electric power to satisfy a portion of ACE's Default Electricity Supply load and DPL's Delaware, Maryland, and Virginia Default Electricity Supply load, as well as default electricity supply load shares of other utilities. PHI refers to the supply of energy by Conectiv Energy to utilities to fulfill their Default Electricity Supply obligations as Full Requirements Load Service. Conectiv Energy obtains the electricity required to meet its Merchant Generation and Full Requirements Load Service power supply obligations from its own generation plants, under bilateral contract purchases from other wholesale market participants and from purchases in the PJM wholesale market. Conectiv Energy also sells natural gas and fuel oil to very large end-users and to wholesale market participants under bilateral agreements. PHI refers to these sales operations as Other Power, Oil & Gas Marketing Services.

•

Pepco Energy Services sells retail electricity and natural gas supply and provides energy services, primarily in the mid-Atlantic region. As of September 30, 2006, Pepco Energy Services' backlog of retail electricity supply contracts was 27.2 million MWh for delivery through 2011, an increase of 79% since December 31, 2005. Pepco Energy Services also owns and operates power generation plants located in PJM. Pepco Energy Services also provides high voltage construction and maintenance services to utilities and other customers throughout the United States and low voltage electric and telecommunication construction and maintenance services primarily in the Washington, D.C. area.

                                                                                                                                                                109

________________________________________________________________________________

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

     Through its subsidiary Potomac Capital Investment Corporation (PCI), PHI maintains a portfolio of cross-border energy sale-leaseback transactions with a book value at September 30, 2006 of approximately $1.3 billion. This activity constitutes a fourth operating segment, which is designated as "Other Non-Regulated," for financial reporting purposes.

     For additional information including information about PHI's business strategy refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in PHI's Form 10-K for the year ended December 31, 2005.

EARNINGS OVERVIEW
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
PHI's net income for the three months ended September 30, 2006 was $104.0 million, or $.54 per share compared to $168.0 million, or $.89 per share for the three months ended September 30, 2005.

     Net income for the three months ended September 30, 2006 included the (charge) set forth below (presented net of tax and in millions of dollars). The operating segment that recognized the (charge) is also indicated.

                                                                                                                                                                110

________________________________________________________________________________
•	Pepco Energy Services
	Impairment losses on certain energy services business assets	$(7.9)

     Net income for the three months ended September 30, 2005 included the credit (charge) set forth below (presented net of tax and in millions of dollars). The operating segment that recognized the credit (charge) is also indicated.

•	Power Delivery
	Gain on sale by Pepco of non-utility land	$40.7
	Increase in income tax expense for the interest accrued on the potential impact of the IRS mixed service cost issue	$(8.3)
Excluding the items listed above for the three months ended September 30, net income would have been $111.9 million in 2006 and $135.6 million in 2005.
PHI's net income by segment for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 is set forth in the table below (millions of dollars):

	Three Months Ended September 30,
	2006	2005	Change

Power Delivery	$ 83.5	$138.1	$ (54.6)
Conectiv Energy	22.5	28.7	(6.2)
Pepco Energy Services	(.3)	6.2	(6.5)
Other Non-Regulated	9.8	6.9	2.9
Corporate & Other	(11.5)	(11.9)	.4
Total PHI Net Income	$104.0	$168.0	$ (64.0)

Discussion of Segment Net Income Variances:

     Power Delivery's earnings were $54.6 million lower primarily due to the following: (i) $40.7 million decrease in earnings related to the gain on sale of assets in 2005 (specifically, non-utility land), (ii) $13.9 million decrease in earnings due to lower regulated distribution sales, primarily the impact of milder weather (electric Cooling Degree Days decreased by 15% as compared to 2005), (iii) $8.0 million decrease in earnings due to the impact of the network transmission FERC formula rate change in June 2006, (iv) $2.7 million lower earnings related to a change in the unbilled revenue accrual balance of ACE and (v) $2.1 million decrease in earnings resulting from gains on assets sales in 2005; partially offset by (vi) $13.8 million increased earnings related to income taxes (primarily related to the 2005 accrual for the potential impact of the mixed service cost issue).

_____________________________________________________________________________

     Conectiv Energy's earnings were $6.2 million lower primarily due to the following: (i) a $19.5 million decrease in Merchant Generation earnings as a result of 26% lower generation output due to milder weather, higher fuel oil prices, and an unplanned outage at the Hay Road generating facility (approximately $4 million), resulting in lower run-time and operating margins, and (ii) $5.3 million lower earnings primarily attributable to 2005 cash distributions from equity interests; partially offset by (iii) $12.6 million increase in Full Requirements Load Service earnings as a result of new higher margin Default Electricity Supply contracts in Delaware and Maryland, lower power prices during the 2006 quarter and a mark-to-market gain on a supply contract, and (iv) $5.4 million increase primarily related to Other Power, Oil & Gas Marketing Services because of increased margins at Conectiv Energy's oil marketing division.

     Pepco Energy Services' earnings were $6.5 million lower primarily due to the following: (i) $7.9 million impairment losses on certain energy services business assets, and (ii) $2.7 million decrease in earnings from the power generation plants as a result of 58% lower generation output due to milder weather and higher oil prices in 2006; partially offset by (iii) $2.9 million increase in earnings from the retail energy supply business primarily due to higher sales and more favorable supply costs in 2006, and (iv) $1.2 million increase in earnings from energy services due to increased construction projects and thermal energy sales in 2006.

     Other Non-Regulated earnings were $2.9 million higher primarily due to the following: (i) $1.6 million increase from favorable valuation adjustments to the investment portfolio and (ii) $1.2 million in lower interest expense.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
PHI's net income for the nine months ended September 30, 2006 was $212.0 million, or $1.11 per share, compared to $289.1 million, or $1.53 per share, for the nine months ended September 30, 2005.

     Net income for the nine months ended September 30, 2006 included the credit (charge) set forth below (which are presented net of tax and in millions of dollars). The segment that recognized the credit (charge) is also indicated.

•	Conectiv Energy
	-	Gain on disposition of assets associated with a cogeneration facility	$ 7.9
•	Pepco Energy Services
	-	Impairment losses on certain energy services business assets	$(12.1)

     Net income for nine months ended September 30, 2005 included the (charges) credits set forth below (presented net of tax and in millions of dollars). The operating segment that recognized the (charge) credit is also indicated.

                                                                                                                                                                112

________________________________________________________________________________
•	Power Delivery
	- Favorable impact of $5.1 related to the ACE base rate case settlement as follows:
	Ordinary loss from write-offs of disallowance of regulatory assets, net of reserve	$(3.9)
	Extraordinary gain from reversal of restructuring reserves	9.0
	Total	$ 5.1
	- Gain on sale by Pepco of non-utility land	$40.7
	- Increase in income tax expense for the interest accrued on the potential impact of the IRS mixed service cost issue	$(8.3)
Excluding the items listed above, net income would have been $216.2 million in 2006 and $251.6 million in 2005.
PHI's net income by segment for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is set forth in the table below (millions of dollars):

	Nine Months Ended September 30,
	2006	2005	Change

Power Delivery	$169.1	$239.7	$(70.6)
Conectiv Energy	41.2	45.6	(4.4)
Pepco Energy Services	13.4	18.0	(4.6)
Other Non-Regulated	38.0	26.6	11.4
Corporate & Other	(49.7)	(40.8)	(8.9)
Total PHI Net Income	$212.0	$289.1	$(77.1)

     In the second quarter of 2006, PHI resolved certain, but not all, tax matters that were raised in Internal Revenue Service audits related to the 2001 and 2002 tax years. Adjustments recorded during the second quarter of 2006 related to these resolved tax matters resulted in an increase in net income of $6.3 million ($2.5 million for Power Delivery and $5.4 million for Other Non-Regulated, partially offset by an unfavorable $1.6 million impact in Corporate & Other). To the extent that the matters resolved related to tax contingencies from the Conectiv heritage companies at the August 2002 merger date, an additional adjustment of $9.1 million ($3.1 million related to Power Delivery and $6.0 million related to Other Non-Regulated) has been recorded in Corporate & Other to eliminate the tax benefits recorded by the segments against the goodwill balance that resulted from the merger.

Discussion of Segment Net Income Variances:

     Power Delivery's earnings were $70.6 million lower primarily due to the following: (i) $40.7 million decrease in earnings due to the gain on sale of assets in 2005 (specifically, non-utility land), (ii) $30.5 million decrease in earnings due to lower regulated distribution sales, primarily the impact of milder weather (electric Heating Degree Days decreased by 16.8% and Cooling Degree Days decreased by 10.8% and gas Heating Degree Days decreased by 16.4% as compared to 2005), (iii) $5.4 million decrease in earnings associated with the impact of network

_____________________________________________________________________________

transmission FERC formula rate change in June 2006, (iv) $5.7 million increase in operation and maintenance expenses (primarily increased electric system emergency restoration and maintenance activity), (v) $5.1 million decrease in earnings resulting from the reversal of restructuring reserves associated with the ACE base rate case settlement in 2005, (vi) $4.8 million lower earnings related to a change in the unbilled revenue accrual balance of ACE, (vii) $3.6 million decrease in earnings as a result of gains on asset sales in 2005, and (viii) $1.4 million lower earnings associated with an environmental coal gas liability; partially offset by (ix) $7.4 million of lower earnings from a change by DPL and ACE in the estimation of unbilled revenue, primarily reflecting an increase in the amount of estimated power line losses, (x) $3.2 million increase in Default Electricity Supply margins primarily as a result of higher procurement costs for the period January 22, 2005 to February 8, 2005 (which represents the period between the expiration of certain transition power agreements between Pepco and Mirant and commencement of the fully compensatory standard offer service (SOS) rates in the District of Columbia), and (xi) $17.2 million increased earnings related to income taxes (primarily related to the 2005 accrual for the potential impact of the mixed service cost issue and the 2006 favorable tax audit adjustments of $2.7 million for Power Delivery). Power Delivery realized a 1.2% growth in the number of customers as of September 30, 2006. However, weather adjusted sales have only increased 0.2% versus 1.3% for the year 2005.

     Conectiv Energy's earnings were $4.4 million lower primarily due to the following: (i) $21.3 million decrease in Merchant Generation earnings, which resulted primarily from 27% lower generation output due to milder weather, higher fuel oil prices and an unplanned outage at the Hay Road generating facility (approximately $4 million) resulting in lower run-time and operating margins partially offset by favorable hedges, (ii) $7.3 million increase in operation and maintenance expenses attributable primarily to increased plant maintenance due to the timing of the maintenance and an unplanned outage at the Hay Road generating facility ($.7 million), and (iii) $3.1 million decrease in earnings from other net activity; partially offset by (iv) $11.2 million increase primarily related to higher Other Power, Oil & Gas Marketing Services margins, (v) $8.2 million increase in Full Requirements Load Service margins resulting primarily from increased margins from new Default Electricity Supply contracts, lower supply cost, and a mark-to-market gain on a supply contract, and (vi) $7.9 million gain on the disposition of assets associated with a cogeneration facility.

     Pepco Energy Services' earnings were $4.6 million lower primarily due to the following: (i) $12.1 million impairment losses on certain energy services business assets, and (ii) $4.9 million decrease in earnings from the power generation plants as a result of 62% lower generation output due to milder weather and higher fuel oil prices in 2006; partially offset by (iii) $8.9 million increase in earnings from its retail energy supply business, primarily due to more favorable supply costs and gains from the sale of excess energy supply in 2006, and (iv) $5.2 million increase in earnings from energy services due to increased construction projects and thermal energy sales in 2006.

     Other Non-Regulated earnings were $11.4 million higher primarily due to the following: (i) $6.1 million due to favorable tax audit adjustments, (ii) $6.6 million increase from favorable valuation adjustments to the investment portfolio, and (iii) $3.0 million decrease in interest expense; partially offset by (iv) a $4.8 million gain on the sale of PCI's Solar Electric Generation Stations (SEGS) investment in 2005.

_____________________________________________________________________________

     Corporate & Other earnings were $8.9 million lower primarily due to tax audit adjustments ($9.1 million, as mentioned above, were recorded in the segments and eliminated in consolidation through Corporate & Other).

CONSOLIDATED RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. All amounts in the tables (except sales and customers) are in millions.

Operating Revenue
A detail of the components of PHI's consolidated operating revenue is as follows:
	Three Months Ended September 30,
	2006	2005	Change
Power Delivery	$1,660.7	$1,501.6	$159.1
Conectiv Energy	633.6	820.0	(186.4)
Pepco Energy Services	488.3	425.8	62.5
Other Non-Regulated	21.4	21.4	-
Corporate & Other	(214.1)	(285.2)	71.1
Total Operating Revenue	$2,589.9	$2,483.6	$106.3

Power Delivery Business
The following table categorizes Power Delivery's operating revenue by type of revenue.
	Three Months Ended September 30,
	2006	2005	Change
Regulated T&D Electric Revenue	$454.1	$503.6	$(49.5)
Default Supply Revenue	1,157.3	945.2	212.1
Other Electric Revenue	15.3	16.7	(1.4)
Total Electric Operating Revenue	1,626.7	1,465.5	161.2

Regulated Gas Revenue	19.8	17.8	2.0
Other Gas Revenue	14.2	18.3	(4.1)
Total Gas Operating Revenue	34.0	36.1	(2.1)

Total Power Delivery Operating Revenue	$1,660.7	$1,501.6	$159.1

     Regulated T&D Electric Revenue consists of revenue from the transmission and the delivery of electricity to PHI's customers within its service territories at regulated rates.

_____________________________________________________________________________

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
Other Gas Revenue consists of off-system natural gas sales and the release of excess system capacity.
Electric Operating Revenue
Regulated T&D Electric Revenue	Three Months Ended September 30,
	2006	2005	Change

Residential	$196.8	$207.2	$(10.4)
Commercial	199.1	223.0	(23.9)
Industrial	7.2	9.8	(2.6)
Other (Includes PJM)	51.0	63.6	(12.6)
Total Regulated T&D Electric Revenue	$454.1	$503.6	$(49.5)

Regulated T&D Electric Sales (GWh)	Three Months Ended September 30,
	2006	2005	Change

Residential	5,571	5,746	(175)
Commercial	8,035	8,349	(314)
Industrial	1,068	1,151	(83)
Other	58	59	(1)
Total Regulated T&D Electric Sales	14,732	15,305	(573)

Regulated T&D Electric Customers (000s)	Three Months Ended September 30,
	2006	2005	Change

Residential	1,602	1,582	20
Commercial	196	194	2
Industrial	2	2	-
Other	2	2	-
Total Regulated T&D Electric Customers	1,802	1,780	22

                                                                                                                                                                116

________________________________________________________________________________

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

     Regulated T&D Electric Revenue decreased by $49.5 million primarily due to the following: (i) $22.7 million decrease due to lower weather-related sales, the result of a 15% decrease in Cooling Degree Days in 2006, (ii) $13.5 million decrease in network transmission revenues due to lower zonal transmission rates, (iii) $9.3 million decrease due to a change in Delaware rate structure effective May 1, 2006 that shifted revenue from Regulated T&D Electric Revenue to Default Supply Revenue, (iv) $4.1 million decrease due to a DPL adjustment to reclassify market-priced supply revenue to Default Supply Revenue, (v) $3.6 million decrease primarily due to differences in consumption among the various customer rate classes, primarily offset by (vi) $3.7 million increase in sales due to customer growth of 1.2% in 2006.

Default Electricity Supply
Default Supply Revenue	Three Months Ended September 30,
	2006	2005	Change

Residential	$586.8	$426.0	$160.8
Commercial	436.7	316.5	120.2
Industrial	25.8	39.0	(13.2)
Other (Includes PJM)	108.0	163.7	(55.7)
Total Default Supply Revenue	$1,157.3	$945.2	$212.1

Default Electricity Supply Sales (GWh)	Three Months Ended September 30,
	2006	2005	Change

Residential	5,427	5,602	(175)
Commercial	3,668	4,222	(554)
Industrial	196	556	(360)
Other	23	31	(8)
Total Default Electricity Supply Sales	9,314	10,411	(1,097)

                                                                                                                                                                117

________________________________________________________________________________
Default Electricity Supply Customers (000s)	Three Months Ended September 30,
	2006	2005	Change

Residential	1,571	1,548	23
Commercial	173	180	(7)
Industrial	1	2	(1)
Other	2	2	-
Total Default Electricity Supply Customers	1,747	1,732	15

     Default Supply Revenue increased by $212.1 million primarily due to the following: (i) $321.9 million increase in retail energy rates, primarily from market-based rates beginning in Delaware in May 2006 as well as annual increases throughout the period in the District of Columbia, Maryland, and New Jersey, (ii) $9.7 million increase in sales due to customer growth, of 1.2%, (iii) $9.3 million increase due to a change in Delaware rate structure effective May 1, 2006, which shifted revenue from Regulated T&D Electric Revenue to Default Supply Revenue, (iv) $4.1 million increase due to a DPL adjustment to reclassify market-priced supply revenue from Regulated T&D Electric Revenue, offset by (v) $55.6 million decrease in wholesale energy revenue from sales of generated and purchased energy in PJM (included in Other) due to lower market prices in third quarter 2006 and the sale of ACE's interests in Keystone and Conemaugh effective September 1, 2006, (vi) $41.6 million decrease due to weather-related sales, the result of 15% decrease in Cooling Degree Days in 2006, (vii) $24.2 million decrease due to lower Default Electricity Supply load in 2006, and (viii) $11.5 million decrease primarily due to differences in consumption among the various customer rate classes (partially offset in Fuel and Purchased Energy expense).

Gas Operating Revenue
Regulated Gas Revenue	Three Months Ended September 30,
	2006	2005	Change

Residential	$8.9	$8.7	$.2
Commercial	7.6	6.4	1.2
Industrial	2.1	1.7	.4
Transportation and Other	1.2	1.0	.2
Total Regulated Gas Revenue	$19.8	$17.8	$2.0

Regulated Gas Sales (Bcf)	Three Months Ended September 30,
	2006	2005	Change

Residential	.4	.5	(.1)
Commercial	.4	.5	(.1)
Industrial	.2	.2	-
Transportation and Other	1.4	1.0	.4
Total Regulated Gas Sales	2.4	2.2	.2

                                                                                                                                                                118

________________________________________________________________________________
Regulated Gas Customers (000s)	Three Months Ended September 30,
	2006	2005	Change

Residential	111	109	2
Commercial	9	9	-
Industrial	-	-	-
Transportation and Other	-	-	-
Total Regulated Gas Customers	120	118	2

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

     Regulated Gas Revenue increased by $2.0 million primarily due to (i) $3.4 million increase in the Gas Cost Rate (GCR) effective November 2005, which reflects higher natural gas commodity costs (partially offset in Fuel and Purchased Energy and Other Services Costs of Sales expense), offset by (ii) $1.4 million decrease due to differences in consumption among the various customer rate classes.

     Other Gas Revenue decreased by $4.1 million to $14.2 million in 2006 from $18.3 million in 2005, primarily due to lower off-system sales (partially offset in Fuel and Purchased Energy and Other Services Costs of Sales expense).

Competitive Energy Businesses
Conectiv Energy
The following table presents Conectiv Energy's operating revenues by major business activities.
	Three Months Ended September 30,
	2006	2005	Change
Merchant Generation	$353.7	$426.3	$(72.6)
Full Requirements Load Service	36.2	93.6	(57.4)
Other Power, Oil and Gas Marketing Services	243.7	300.1	(56.4)
Total Conectiv Energy Operating Revenue	$633.6	$820.0	$(186.4)

     Merchant Generation includes sales of electric power, capacity and ancillary services from its power plants into PJM, tolling arrangements, hedges of generation power and capacity, and fuel-switching activities where the lowest cost fuel is utilized and the more expensive fuel is sold. Excess generation capacity is used to manage risk associated with Full Requirements Load Service. Conectiv Energy's generating unit run-time is impacted by weather, fuel prices,

____________________________________________________________________________

fuel price relationships, customer demand, transmission and distribution outages, generation unit outages, PJM operating reserve requirements, transmission constraints and other factors.

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

Total Conectiv Energy Operating Revenue includes $211.6 million and $281.1 million of affiliate transactions for the three months ended September 30, 2006 and 2005, respectively.

     The impact of revenue changes with respect to the Conectiv Energy component of the Competitive Energy business is encompassed within the discussion that follows under the heading "Conectiv Energy Gross Margin."

Pepco Energy Services
The following table presents Pepco Energy Services' operating revenues.
	Three Months Ended September 30,
	2006	2005	Change
Pepco Energy Services	$488.3	$425.8	$62.5

     The increase in Pepco Energy Services' operating revenues of $62.5 million is primarily due to (i) an increase of $101.5 million due to higher electric volumes and prices in the 2006 quarter, and (ii) an increase of $4.5 million due to higher energy services project revenues in 2006 resulting from increased construction activity, partially offset by (iii) a decrease of $24.6 million due to lower natural gas volumes sold in 2006 driven by fewer customers served, (iv) a decrease of $17.0 million due to less electricity generation in 2006 due to milder weather and higher fuel oil prices, and (v) a decrease of $1.9 million in mass market products and services revenues, a business Pepco Energy Services exited in 2005.

Operating Expenses
Fuel and Purchased Energy and Other Services Cost of Sales
A detail of PHI's consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:

                                                                                                                                                                120

________________________________________________________________________________
	Three Months Ended September 30,
	2006	2005	Change
Power Delivery	$1,106.4	$867.8	$238.6
Conectiv Energy	548.0	731.8	(183.8)
Pepco Energy Services	456.8	393.2	63.6
Corporate & Other	(212.3)	(283.4)	71.1
Total	$1,898.9	$1,709.4	$189.5

Power Delivery Business

     Power Delivery's Fuel and Purchased Energy costs increased by $238.6 million, primarily due to: (i) $332.8 million increase in average energy costs, resulting from higher cost of Default Electricity Supply contracts implemented primarily in June 2006 and 2005, (ii) $4.1 million increase due to a DPL adjustment to correct the Fuel and Purchased Energy expense deferral amount that had been recognized related to Maryland SOS customers since its implementation in the third quarter of 2004, partially offset by (iii) $29.3 million decrease due to lower Default Electricity Supply sales in 2006, (iv) $56.7 million decrease primarily due to differences in consumption among the various customer rate classes, and (v) $12.3 million decrease in network transmission expenses primarily due to POLR obligation ending April 2006 (partially offset in Default Supply Revenue, Regulated Gas Revenue, and Other Gas Revenue).

Competitive Energy Business
Conectiv Energy
The following table divides Conectiv Energy's Fuel and Purchased Energy and Other Services Cost of Sales among its major business activities.
	Three Months Ended September 30,
	2006	2005	Change
Merchant Generation	$286.5	$326.3	$(39.8)
Full Requirements Load Service	26.1	104.7	(78.6)
Other Power, Oil and Gas Marketing Services	235.4	300.8	(65.4)
Total Conectiv Energy Fuel and Purchased Energy and Other Services Cost of Sales	$548.0	$731.8	$(183.8)

The totals presented include $68.2 million and $84.4 million of affiliate transactions for the three months ended September 30, 2006 and 2005, respectively.

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

_____________________________________________________________________________

Conectiv Energy than Revenue and Fuel and Purchased Energy by themselves. Gross margin is a more stable comparative measurement and it is used extensively by management in internal reporting. The following is a summary of gross margins by activity type (millions of dollars):

	Three Months Ended September 30,
	2006	2005	Change
Megawatt Hour Supply (Megawatt Hours)
Merchant Generation output sold into market	1,753,387	2,382,385	(628,998)

Operating Revenue:
Merchant Generation	$353.7	$426.3	$ (72.6)
Full Requirements Load Service	36.2	93.6	(57.4)
Other Power, Oil, and Gas Marketing Services	243.7	300.1	(56.4)
Total Operating Revenue	$633.6	$820.0	$(186.4)

Cost of Sales:
Merchant Generation	$286.5	$326.3	$ (39.8)
Full Requirements Load Service	26.1	104.7	(78.6)
Other Power, Oil, and Gas Marketing Services	235.4	300.8	(65.4)
Total Cost of Sales	$548.0	$731.8	$(183.8)

Gross Margin:
Merchant Generation	$ 67.2	$100.0	$ (32.8)
Full Requirements Load Service	10.1	(11.1)	21.2
Other Power, Oil and Gas Marketing Services	8.3	(.7)	9.0
Total Gross Margin	$ 85.6	$ 88.2	$ (2.6)

     Milder weather, higher fuel oil prices and an unplanned outage contributed to lower run-time and lower operating margins in Merchant Generation during 2006, partially offset by more favorable hedge results in 2006.

Full Requirements Load Service margins increased due to new higher margin Default Electric Supply contracts, and a mark-to-market gain on a supply contract.
Other Power, Oil and Gas Marketing Services results improved in 2006 primarily because of increased margins at Conectiv Energy's oil marketing division.
Pepco Energy Services
The following table presents Pepco Energy Services' Fuel and Purchased Energy and Other Services cost of sales (millions of dollars).
	Three Months Ended September 30,
	2006	2005	Change
Pepco Energy Services	$456.8	$393.2	$63.6

                                                                                                                                                                122

________________________________________________________________________________

     The increase in Pepco Energy Services' fuel and purchased energy and other services cost of sales of $63.6 million resulted from (i) a $101.9 million increase in purchases of electricity at higher prices in the 2006 quarter to serve retail customer load, and (ii) an increase of $5.1 million due to higher energy services projects in 2006 due to increased construction activity, partially offset by (iii) a decrease of $28.5 million for purchases of natural gas in the 2006 quarter due to lower volumes sold driven by fewer customers served, (iv) a $13.4 million decrease in electricity generation costs in 2006 due to less electricity generation driven by milder weather and higher fuel oil prices, and (v) a $1.5 million decrease in mass market products and services costs, a business Pepco Energy Services exited in 2005.

Other Operation and Maintenance
A detail of PHI's other operation and maintenance expense is as follows:
	Three Months Ended September 30,
	2006	2005	Change
Power Delivery	$162.2	$163.5	$(1.3)
Conectiv Energy	29.0	25.4	3.6
Pepco Energy Services	15.9	17.7	(1.8)
Other Non-Regulated	1.8	2.1	(.3)
Corporate & Other	(8.8)	(.9)	(7.9)
Total	$200.1	$207.8	$(7.7)

     The decrease in Other Operation and Maintenance of $7.7 million was primarily due to reduced corporate governance charges of approximately $4.7 million and a goodwill impairment charge of $3.3 million by Conectiv Energy in 2005.

Other Taxes

     Other Taxes decreased by $2.3 million to $95.9 million in 2006, from $98.2 million in 2005. The decrease primarily resulted from lower gross receipts and surcharges, the result of lower Regulated T&D Electric revenue and sales.

Deferred Electric Service Costs

     Deferred Electric Service Costs, which relates only to ACE, decreased by $32.4 million to a debit of $30.7 million in 2006 from a debit of $63.1 million in 2005. The decrease represents net under-recovery associated with New Jersey BGS, non-utility generation contracts between ACE and unaffiliated third parties (ACE NUGs), market transition charges and other restructuring items. At September 30, 2006, ACE's balance sheet included as a regulatory liability an over-recovery of $164.0 million with respect primarily to these items and the $133.0 million net gain related to the sale of ACE's interests in Keystone and Conemaugh on September 1, 2006, which is net of a $47.0 million reserve for items disallowed by the New Jersey Board of Public Utilities (NJBPU) in a ruling that is under appeal.

_____________________________________________________________________________

Impairment Losses

     During the three months ended September 30, 2006, Pepco Holdings recorded pre-tax impairment losses of $12.6 million ($7.9 million after-tax) on certain energy services business assets owned by Pepco Energy Services. The impairments were recorded as a result of the execution of contracts to sell certain assets as well as the lower than expected production and related estimated cash flows from other assets. The fair value related to the assets under contract for sale was determined based on the sales contract price, while the fair value related to the other assets was determined by estimating future expected production and related cash flows.

Gain on Sales of Assets

     Gain on Sales of Assets decreased by $71.9 million. The decrease primarily related to the $68.1 million gain from the 2005 sale of non-utility land located at Buzzard Point in the District of Columbia.

Other Income (Expenses)

    Other Expenses (which are net of other income) increased by $3.8 million to $76.2 million for the three months ended September 30, 2006 from $72.4 million for the same period in 2005. The increase primarily resulted from two substantial cash distributions received by Conectiv Energy in 2005 from entities in which it has an equity interest.

Income Tax Expense

     PHI's effective tax rate for the three months ended September 30, 2006 was 37% as compared to the federal statutory rate of 35%. The major reasons for the difference between the effective tax rate and the statutory tax rate were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, partially offset by changes in estimates related to tax liabilities for prior tax years subject to audit, the flow-through of Deferred Investment Tax Credits and tax benefits related to certain leveraged leases.

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

     The accompanying results of operations discussion is for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. All amounts in the tables (except sales and customers) are in millions.

Operating Revenue
A detail of the components of PHI's consolidated operating revenue is as follows:

                                                                                                                                                                124

________________________________________________________________________________
	Nine Months Ended September 30,
	2006	2005	Change
Power Delivery	$4,014.9	$3,581.6	$433.3
Conectiv Energy	1,699.1	1,913.6	(214.5)
Pepco Energy Services	1,205.5	1,099.6	105.9
Other Non-Regulated	70.6	63.7	6.9
Corporate & Other	(531.7)	(655.9)	124.2
Total Operating Revenue	$6,458.4	$6,002.6	$455.8

Power Delivery Business
The following table categorizes Power Delivery's operating revenue by type of revenue.
	Nine Months Ended September 30,
	2006	2005	Change
Regulated T&D Electric Revenue	$1,194.9	$1,252.7	$(57.8)
Default Supply Revenue	2,583.0	2,089.2	493.8
Other Electric Revenue	43.1	45.1	(2.0)
Total Electric Operating Revenue	3,821.0	3,387.0	434.0

Regulated Gas Revenue	155.4	145.0	10.4
Other Gas Revenue	38.5	49.6	(11.1)
Total Gas Operating Revenue	193.9	194.6	(.7)

Total Power Delivery Operating Revenue	$4,014.9	$3,581.6	$433.3

Regulated T&D Electric Revenue	Nine Months Ended September 30,
	2006	2005	Change

Residential	$457.4	$487.1	$(29.7)
Commercial	535.2	552.6	(17.4)
Industrial	23.5	28.1	(4.6)
Other (Includes PJM)	178.8	184.9	(6.1)
Total Regulated T&D Electric Revenue	$1,194.9	$1,252.7	$(57.8)

Regulated T&D Electric Sales (GWh)	Nine Months Ended September 30,
	2006	2005	Change

Residential	13,493	14,159	(666)
Commercial	21,624	21,864	(240)
Industrial	3,113	3,273	(160)
Other	185	186	(1)
Total Regulated T&D Electric Sales	38,415	39,482	(1,067)

                                                                                                                                                                125

________________________________________________________________________________
Regulated T&D Electric Customers (000s)	Nine Months Ended September 30,
	2006	2005	Change

Residential	1,602	1,582	20
Commercial	196	194	2
Industrial	2	2	-
Other	2	2	-
Total Regulated T&D Electric Customers	1,802	1,780	22

     Regulated T&D Electric Revenue decreased by $57.8 million primarily due to the following: (i) $40.7 million decrease due to lower weather-related sales, the result of a 16.8% decrease in Heating Degree Days and 10.8% decrease in Cooling Degree Days in 2006, (ii) $12.8 million decrease due to a change in Delaware rate structure effective May 1, 2006, which shifted revenue from Regulated T&D Electric Revenue to Default Supply Revenue, (iii) $10.8 million decrease primarily due to differences in consumption among the various customer rate classes, and (iv) $5.6 million decrease in network transmission revenues due to a decrease in zonal transmission rates, (v) $4.1 million decrease due to a DPL adjustment to reclassify market-priced supply revenue to Default Supply Revenue, offset by (vi) $11.0 million increase in sales due to customer growth of 1.2%, and (vii) $5.2 million increase due to an adjustment for estimated unbilled revenues in DPL and ACE in the second quarter 2005, primarily reflecting higher estimated power line losses. Power Delivery realized a 1.2% growth in the number of customers as of September 30, 2006. However, weather adjusted sales have only increased 0.2% versus 1.3% for the year 2005.

Default Electricity Supply
Default Supply Revenue	Nine Months Ended September 30,
	2006	2005	Change

Residential	$1,140.2	$919.9	$220.3
Commercial	1,079.3	739.6	339.7
Industrial	87.6	99.9	(12.3)
Other (Includes PJM)	275.9	329.8	(53.9)
Total Default Supply Revenue	$2,583.0	$2,089.2	$493.8

Default Electricity Supply Sales (GWh)	Nine Months Ended September 30,
	2006	2005	Change

Residential	13,145	13,698	(553)
Commercial	12,114	11,297	817
Industrial	1,150	1,536	(386)
Other	100	128	(28)
Total Default Electricity Supply Sales	26,509	26,659	(150)

                                                                                                                                                                126

________________________________________________________________________________
Default Electricity Supply Customers (000s)	Nine Months Ended September 30,
	2006	2005	Change

Residential	1,571	1,548	23
Commercial	173	180	(7)
Industrial	1	2	(1)
Other	2	2	-
Total Default Electricity Supply Customers	1,747	1,732	15

     Default Supply Revenue increased by $493.8 million primarily due to the following: (i) $525.4 million from higher retail energy rates, primarily resulting from market-based SOS/BGS rates beginning in Delaware in May 2006 and annual increases throughout the period in the District of Columbia, Maryland, New Jersey, and Virginia, (ii) $63.2 million increase due to higher Default Electricity Supply sales in 2006, (iii) $23.7 million increase due to customer growth, the result of a .9% increase in 2006, (iv) $12.8 million increase due to a shift in Delaware rates from Regulated T&D Electric Revenue to Default Supply Revenue effective May 1, 2006, and (v) $11.2 million increase due to an adjustment for estimated unbilled revenues in DPL and ACE in the second quarter 2005, primarily reflecting higher estimated power line losses, (vi) $4.1 million increase due to a DPL adjustment to reclassify market-priced supply revenue from Regulated T&D Electric Revenue, offset by (vii) $74.3 million decrease due to weather-related sales, the result of 16.8% decrease in Heating Degree Days and 10.8% decrease in Cooling Degree Days in 2006, (viii) $57.8 million decrease in wholesale energy revenues from sales of generated and purchased energy (included in Other) due to lower market prices in third quarter 2006 and the sale of ACE's interests in Keystone and Conemaugh generating facilities effective September 1, 2006, and (ix) $14.5 million decrease primarily due to differences in consumption among the various rate classes.

Gas Operating Revenue
Regulated Gas Revenue	Nine Months Ended September 30,
	2006	2005	Change

Residential	$88.3	$86.0	$2.3
Commercial	55.4	48.3	7.1
Industrial	7.9	7.3	.6
Transportation and Other	3.8	3.4	.4
Total Regulated Gas Revenue	$155.4	$145.0	$10.4

                                                                                                                                                                127

________________________________________________________________________________
Regulated Gas Sales (Bcf)	Nine Months Ended September 30,
	2006	2005	Change

Residential	4.6	5.9	(1.3)
Commercial	3.1	3.9	(.8)
Industrial	.5	.7	(.2)
Transportation and Other	4.5	4.1	.4
Total Regulated Gas Sales	12.7	14.6	(1.9)

Regulated Gas Customers (000s)	Nine Months Ended September 30,
	2006	2005	Change

Residential	111	109	2
Commercial	9	9	-
Industrial	-	-	-
Transportation and Other	-	-	-
Total Regulated Gas Customers	120	118	2

     Regulated Gas Revenue increased by $10.4 million primarily due to (i) $33.2 million increase in the GCR effective November 2005, which reflects higher natural gas commodity costs (primarily offset in Fuel and Purchased Energy and Other Services Cost of Sales expense), offset by (ii) $16.2 million decrease due to lower weather-related sales, as a result of a 16.4% decrease in Heating Degree Days in 2006, and (iii) $6.6 million decrease primarily due to differences in consumption among the various customer rate classes.

     Other Gas Revenue decreased by $11.1 million to $38.5 million in 2006 from $49.6 million in 2005 primarily due to lower off-system sales (partially offset in Fuel and Purchased Energy and Other Services Cost of Sales expense).

Competitive Energy Businesses
Conectiv Energy
The following table divides Conectiv Energy's operating revenues by major business activities.
	Nine Months Ended September 30,
	2006	2005	Change
Merchant Generation	$889.6	$904.2	$(14.6)
Full Requirements Load Service	185.8	240.3	(54.5)
Other Power, Oil and Gas Marketing Services	623.7	769.1	(145.4)
Total Conectiv Energy Operating Revenue	$1,699.1	$1,913.6	$(214.5)

                                                                                                                                                                128

________________________________________________________________________________
Total Conectiv Energy Operating Revenue includes $526.2 million and $649.9 million of affiliate transactions for the nine months ended September 30, 2006 and 2005, respectively.

     The impact of revenue changes with respect to the Conectiv Energy component of the Competitive Energy business is encompassed within the discussion that follows under the heading "Conectiv Energy Gross Margin."

Pepco Energy Services
The following table presents Pepco Energy Services' operating revenues.
	Nine Months Ended September 30,
	2006	2005	Change
Pepco Energy Services	$1,205.5	$1,099.6	$105.9

     The increase in Pepco Energy Services' operating revenues of $105.9 million is primarily due to (i) an increase of $143.2 million due to higher electric prices in 2006, and (ii) an increase of $45.4 million for energy services project revenues in 2006 due to increased construction activity, partially offset by (iii) a decrease of $55.4 million due to lower natural gas volumes in 2006 driven by milder weather and lower customer load, (iv) a decrease of $23.0 million for electricity generation in 2006 due to milder weather and higher fuel oil prices, and (v) a $4.5 million decrease in mass market products and services costs, a business Pepco Energy Services exited in 2005.

Operating Expenses
Fuel and Purchased Energy and Other Services Cost of Sales
A detail of PHI's consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:
	Nine Months Ended September 30,
	2006	2005	Change
Power Delivery	$2,592.7	$2,089.7	$503.0
Conectiv Energy	1,502.4	1,713.5	(211.1)
Pepco Energy Services	1,104.4	1,006.3	98.1
Corporate & Other	(527.7)	(651.1)	123.4
Total	$4,671.8	$4,158.4	$513.4

Power Delivery Business

     Power Delivery's Fuel and Purchased Energy costs increased by $503.0 million, primarily due to: (i) $536.6 million increase in higher average energy costs, resulting from higher cost Default Electricity Supply contracts implemented primarily in June 2006 and 2005, (ii) $49.3 million increase due to higher Default Electricity Supply sales in 2006, (iii) $6.1 million in

____________________________________________________________________________

increased gas commodity costs, (iv) $4.1 million increase due to a DPL adjustment to correct the Fuel and Purchased Energy expense deferral amount that had been recognized related to Maryland customers since its implementation in the third quarter of 2004, partially offset by (v) $81.9 million decrease primarily due to differences in consumption among the various customer rate classes, and (vi) $7.1 million decrease in network transmission expenses (partially offset in Default Supply Revenue, Regulated Gas Revenue and Other Gas Revenue).

Competitive Energy Business
Conectiv Energy
The following table presents Conectiv Energy's Fuel and Purchased Energy and Other Services Cost of Sales by major business activities.
	Nine Months Ended September 30,
	2006	2005	Change
Merchant Generation	$714.9	$693.6	$21.3
Full Requirements Load Service	182.0	250.2	(68.2)
Other Power, Oil and Gas Marketing Services	605.5	769.7	(164.2)
Total Conectiv Energy Fuel and Purchased Energy and Other Services Cost of Sales	$1,502.4	$1,713.5	$(211.1)

The totals presented include $151.2 million and $189.3 million of affiliate transactions for the nine months ended September 30, 2006 and 2005, respectively.

     The impact of Fuel and Purchased Energy and Other Services Cost of Sales changes with respect to the Conectiv Energy component of the Competitive Energy business is encompassed within the discussion below under the heading "Conectiv Energy Gross Margin."

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

                                                                                                                                                                130

________________________________________________________________________________
	Nine Months Ended September 30,
	2006	2005	Change
Megawatt Hour Supply (Megawatt Hours)
Merchant Generation output sold into market	3,383,639	4,628,178	(1,244,539)

Operating Revenue:
Merchant Generation	$ 889.6	$ 904.2	$ (14.6)
Full Requirements Load Service	185.8	240.3	(54.5)
Other Power, Oil, and Gas Marketing Services	623.7	769.1	(145.4)
Total Operating Revenue	$1,699.1	$1,913.6	$(214.5)

Cost of Sales:
Merchant Generation	$ 714.9	$ 693.6	$ 21.3
Full Requirements Load Service	182.0	250.2	(68.2)
Other Power, Oil, and Gas Marketing Services	605.5	769.7	(164.2)
Total Cost of Sales	$1,502.4	$1,713.5	$(211.1)

Gross Margin:
Merchant Generation	$ 174.7	$ 210.6	$ (35.9)
Full Requirements Load Service	3.8	(9.9)	13.7
Other Power, Oil and Gas Marketing Services	18.2	(.6)	18.8
Total Gross Margin	$ 196.7	$ 200.1	$ (3.4)

Milder weather, higher fuel oil prices and an unplanned outage contributed to lower run-time and lower operating margins in Merchant Generation, partially offset by favorable hedges.

     Full Requirements Load Service margins increased due to new higher margin Default Electric Supply contracts, and a mark-to-market gain on a supply contract, partially offset by the expiration of favorable hedge contracts.

Other Power, Oil and Gas Marketing Services results improved primarily from increased margins at Conectiv Energy's oil marketing division, and improved power and natural gas marketing results.
Pepco Energy Services
The following table presents Pepco Energy Services' Fuel and Purchased Energy and Other Services cost of sales (millions of dollars).
	Nine Months Ended September 30,
	2006	2005	Change
Pepco Energy Services	$1,104.4	$1,006.3	$98.1

                                                                                                                                                                131

________________________________________________________________________________

     The increase in Pepco Energy Services' fuel and purchased energy and other services cost of sales of $98.1 million resulted from (i) a $131.5 million increase due to higher electricity prices in 2006 to serve retail customer load, and (ii) an increase of $44.9 million for energy services projects in 2006 due to increased construction activity, partially offset by (iii) a decrease of $57.4 million for purchases of natural gas in 2006 due to lower volumes sold driven by milder weather and lower customer load, (iv) a decrease of $17.0 million for electricity generation in 2006 due to milder weather and higher fuel oil prices, and (v) a $3.9 million decrease in mass market products and services costs, a business Pepco Energy Services exited in 2005.

Other Operation and Maintenance
A detail of PHI's other operation and maintenance expense is as follows:
	Nine Months Ended September 30,
	2006	2005	Change
Power Delivery	$484.9	$463.2	$21.7
Conectiv Energy	86.6	71.1	15.5
Pepco Energy Services	49.3	51.9	(2.6)
Other Non-Regulated	4.9	5.5	(.6)
Corporate & Other	(11.7)	(4.8)	(6.9)
Total	$614.0	$586.9	$27.1

     Other Operation and Maintenance increased by $27.1 million to $614.0 million in 2006, from $586.9 million in 2005. The increase was primarily due to (i) $12.0 million increase in restoration and maintenance costs, (ii) $11.2 million increase in Default Electricity Supply costs (partially deferred and recoverable), and (iii) $12.3 million increase in generation maintenance expenses, offset by (iv) lower corporate expenses in 2006.

Other Taxes
Other Taxes increased by $3.9 million to $259.9 million in 2006, from $256.0 million in 2005. The increase was primarily due to a $2.2 million increase in property taxes.
Deferred Electric Service Costs

     Deferred Electric Service Costs decreased by $43.4 million to a debit of $20.5 million in 2006 from a debit of $63.9 million in 2005. The decrease represents (i) $37.7 million net under-recovery associated with New Jersey BGS, ACE NUGs, market transition charges and other restructuring items, and (ii) $5.7 million in regulatory disallowances (net of amounts previously reserved) associated with the April 2005 NJBPU settlement agreement. At September 30, 2006, ACE's balance sheet included as a regulatory liability an over-recovery of $164.0 million with respect primarily to these items and the $133.0 million net gain related to the sale of ACE's interests in Keystone and Conemaugh on September 1, 2006, which is net of a $47.0 million reserve for items disallowed by the NJBPU in a ruling that is under appeal.

_____________________________________________________________________________

Impairment Losses

     During the nine months ended September 30, 2006, Pepco Holdings recorded pre-tax impairment losses of $19.1 million ($12.1 million, after-tax) on certain energy services business assets owned by Pepco Energy Services. The impairments were recorded as a result of the execution of contracts to sell certain assets as well as the lower than expected production and related estimated cash flows from other assets. The fair value related to the assets under contract for sale was determined based on the sales contract price, while the fair value related to the other assets was determined by estimating future expected production and related cash flows.

Gain on Sale of Assets

     Gain on Sale of Assets decreased by $74.4 million to $2.2 million in 2006, from $76.6 million in 2005. The decrease is primarily related to the $68.1 million gain from the 2005 sale of non-utility land located at Buzzard Point in the District of Columbia.

Other Income (Expenses)

     Other Expenses (which are net of other income) decreased by $4.8 million to $210.2 million for the nine months ended September 30, 2006, from $215.0 million for the same period in 2005. The decrease is primarily due to a $12.3 million gain recognized by Conectiv Energy in the first quarter of 2006 on the sale of its equity interest in a joint venture which owns a wood burning cogeneration facility in California, partially offset by an $8.0 million gain recognized by PCI in the first quarter of 2005 from the sale of the SEGS.

Income Tax Expense

     PHI's effective tax rate for the nine months ended September 30, 2006 was 39% as compared to the federal statutory rate of 35%. The major reasons for the difference between the effective tax rate and the statutory tax rate were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of Deferred Investment Tax Credits and tax benefits related to certain leveraged leases.

     PHI's effective tax rate for the nine months ended September 30, 2005 was 42% as compared to the federal statutory rate of 35%. The major reasons for this difference between the effective tax rate and the statutory tax rate were state income taxes (net of federal benefit), changes in estimates related to tax liabilities for prior tax years subject to audit and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of Deferred Investment Tax Credits and tax benefits related to certain leveraged leases.

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
Financing Activity During the Three Months Ended September 30, 2006

      In July 2006, Atlantic City Electric Transition Funding LLC (ACE Funding) made principal payments of $4.6 million on Series 2002-1 Bonds, Class A-1, and $1.8 million on Series 2003-1 Bonds, Class A-1, with a weighted average interest rate of 2.89%.

     In August 2006, PHI entered into a 364-day LIBOR-based loan agreement in the amount of $250 million. The net proceeds were used to refinance an equal amount of short-term debt which was incurred in the first quarter to repay long-term debt at maturity.

Financing Activity Subsequent to September 30, 2006

     In October 2006, ACE Funding made principal payments of $6.3 million on Series 2002-1 Bonds, Class A-1, and $2.6 million on Series 2003-1 Bonds, Class A-1, with a weighted average interest rate of 2.89%.

Sale of Interest in Cogeneration Joint Venture

     During the first quarter of 2006, Conectiv Energy recognized a $12.3 million pre-tax gain ($7.9 million after-tax) on the sale of its equity interest in a joint venture which owns a wood burning cogeneration facility in California.

Working Capital

     At September 30, 2006, Pepco Holdings' current assets on a consolidated basis totaled $1.9 billion and its current liabilities totaled $2.6 billion. At December 31, 2005, Pepco Holdings' current assets totaled $2.2 billion and its current liabilities totaled $2.4 billion.

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

     At September 30, 2006, Pepco Holdings' cash and cash equivalents and its restricted cash, totaled $60.3 million. In August 2006, Pepco received a $70 million payment from Mirant, following the Bankruptcy Court's approval of the Settlement Agreement. There was no net cash collateral held by subsidiaries of PHI engaged in Competitive Energy and Default Electricity Supply activities. At December 31, 2005, Pepco Holdings' cash and cash equivalents and its restricted cash totaled $144.5 million, of which $112.8 million was net cash collateral held by subsidiaries of PHI engaged in Competitive Energy and Default Electricity Supply activities (none of which was held as restricted cash). See "Capital Requirements -- Contractual Arrangements with Credit Rating Triggers or Margining Rights" for additional information.

________________________________________________________________________________

A detail of PHI's short-term debt balance and its current maturities of long-term debt and project funding balance follows:
	As of September 30, 2006 (Millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	PES	PCI	PHI Consolidated
Variable Rate Demand Bonds	$ -	$ -	$104.8	$22.6	$ -	$29.0	$ -	$156.4
Commercial Paper	86.9	-	174.0	-	-	-	-	260.9
Bank Loan	250.0	-	-	-	-	-	-	250.0
Total Short- Term Debt	$336.9	$ -	$278.8	$22.6	$ -	$29.0	$ -	$667.3

Current Maturities of Long-Term Debt and Project Funding	$500.0	$85.0	$ 84.7	$16.0	$29.7	$ 2.5	$34.2	$752.1

	As of December 31, 2005 (Millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	PES	PCI	PHI Consolidated
Variable Rate Demand Bonds	$ -	$ -	$104.8	$22.6	$ -	$29.0	$ -	$156.4
Commercial Paper	-	-	-	-	-	-	-	-
Total Short- Term Debt	$ -	$ -	$104.8	$22.6	$ -	$29.0	$ -	$156.4

Current Maturities of Long-Term Debt and Project Funding	$300.0	$50.0	$ 22.9	$65.0	$29.0	$ 2.6	$ -	$469.5

Cash Flow Activity
PHI's cash flows for the nine months ended September 30, 2006 and 2005 are summarized below.
	Cash (Use) Source
	2006	2005
	(Millions of dollars)
Operating activities	$(19.4)	$805.0
Investing activities	(146.5)	(216.3)
Financing activities	87.6	(369.1)
Net (decrease) increase in cash and cash equivalents	$(78.3)	$219.6

Operating Activities
Cash flows from operating activities during the nine months ended September 30, 2006 and 2005 are summarized below.

                                                                                                                                                                135

________________________________________________________________________________
	Cash (Use) Source
	2006	2005
	(Millions of dollars)
Net income	$212.0	$289.1
Non-cash adjustments to net income	329.8	208.7
Changes in working capital	(561.2)	307.2
Net cash (used by) from operating activities	$(19.4)	$805.0

     Net cash from operating activities decreased by $824.4 million for the nine months ended September 30, 2006 compared to the same period in 2005. The decrease is primarily the result of the following: (i) increase of $157.9 in taxes paid for the nine months ended September 30, 2006 in comparison to 2005, including a tax payment of $121 million made in February 2006 (the payment was made to eliminate the need to accrue additional federal interest expense for the potential Internal Revenue Service (IRS) adjustment related to the previous tax accounting method for mixed service costs PHI used during the 2001-2004 tax years), (ii) decrease in the change in regulatory assets and liabilities of $76.0 million due primarily to the 2005 net over-recoveries associated with New Jersey BGS, ACE NUGs, market transition charges and other restructuring items, and (iii) the return and posting of cash collateral in connection with competitive energy activities in 2006 compared to the receipt of net cash collateral in 2005.

•

The balance of net cash collateral held was $112.8 million as of December 31, 2005. As of September 30, 2006, competitive energy and default supply activities provided cash collateral in the amount of $215.0 million (a total decrease of $327.8 million).

•	In 2005, the balance of net cash collateral held went from $21.4 million as of December 31, 2004 to $224.2 million as of September 30, 2005 (a total increase of $202.8 million).
Investing Activities
Cash flows from investing activities during the nine months ended September 30, 2006 and 2005 are summarized below.
	Cash Use
	2006	2005
	(Millions of dollars)
Construction expenditures	$(356.3)	$(341.4)
Cash proceeds from sale of:
Other investments	16.0	23.8
Assets	180.6	83.1
All other investing cash flows, net	13.2	18.2
Net cash used by investing activities	$(146.5)	$(216.3)

                                                                                                                                                                136

________________________________________________________________________________

     Net cash used by investing activities was $69.8 million lower for the nine months ended September 30, 2006 compared to the same period in 2005. After excluding net proceeds of $177.0 million received in 2006 from the sale of ACE's ownership share of Keystone and Conemaugh generating facilities and net proceeds of $73.7 million received in 2005 from the Buzzard Point land sale, net cash used by investing activities would have been $323.5 million in 2006, as compared to $290 million in 2005, an increase of $33.5 million. The increase is due primarily to an increase in Power Delivery construction expenditures of $13.3 million.

Financing Activities
Cash flows from financing activities during the nine months ended September 30, 2006 and 2005 are summarized below.
	Cash Source (Use)
	2006	2005
	(Millions of dollars)
Dividends paid on common and preferred stock	$(149.5)	$(143.4)
Common stock issued for the Dividend Reinvestment Plan	22.6	20.7
Preferred stock redeemed	(21.5)	-
Issuances of long-term debt	217.0	533.3
Reacquisition of long-term debt	(502.0)	(656.3)
Issuances (repayments) of short-term debt, net	510.9	(111.3)
All other financing cash flows, net	10.1	(12.1)
Net cash from (used by) financing activities	$87.6	$(369.1)

Net cash from financing activities increased $456.7 million for the nine months ended September 30, 2006 compared to the same period in 2005.
Preferred stock redemptions in the first quarter of 2006 consisted of Pepco's $21.5 million redemption in March 2006 of the following securities:
•	216,846 shares of its $2.44 Series, 1957 Serial Preferred Stock;
•	99,789 shares of its $2.46 Series, 1958 Serial Preferred Stock; and
•	112,709 shares of its $2.28 Series, 1965 Serial Preferred Stock.
On May 15, 2006, Pepco used the proceeds from a bond refinancing to redeem $109.5 million in three series of first mortgage bonds. The series were combined into one series of $109.5 million due 2022.
On June 1, 2006, DPL redeemed $2.9 million of 6.95% first mortgage bonds due 2008.
In the first quarter of 2006, PHI retired at maturity $300 million of its 3.75% unsecured notes with proceeds from the issuance of commercial paper.
In January 2006, ACE retired at maturity $65 million of medium-term notes. 137 _____________________________________________________________________________
On March 15, 2006, ACE issued $105 million of Senior Notes due 2036. The proceeds were used to pay down short-term debt incurred earlier in the quarter to repay medium-term notes at maturity.

     For the nine months ended September 30, 2006, ACE Funding made principal payments of $14.4 million on Series 2002-1 Bonds, Class A-1, and $5.7 million on Series 2003-1, Class A-1, with a weighted average interest rate of 2.89%.

     During the first quarter of 2006, PHI issued $300 million of commercial paper to redeem long-term debt. Additionally, during 2006, DPL issued $174 million in short-term debt, primarily to cover construction expenditures of $104 million and tax payments of $45 million.

     Of the $217.0 million in total issuances of long-term debt for the nine months ended September 30, 2006, $214.5 million of these issuances are discussed above. Additionally, $497.5 million of the total $502.0 million in reacquisitions of long-term debt for the nine months ended September 30, 2006 are discussed above.

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
In 2005, ACE redeemed $40 million in First Mortgage Bonds.
PCI redeemed $19 million in medium-term notes during 2005.

     For the nine months ended September 30, 2005, ACE Funding made principal payments of $13.9 million on Series 2002-1 Bonds, Class A-1, and $5.7 million on Series 2003-1, Class A-1, with a weighted average interest rate of 2.89%.

In 2005, ACE and PHI redeemed a total of $111.3 million in short-term debt with cash from operations.

     Of the $533.3 million in total issuances of long-term debt for the nine months ended September 30, 2005, $525.0 million of these issuances are discussed above. Additionally, $637.3 million of the total $656.3 million in reacquisitions of long-term debt for the nine months ended September 30, 2005 are discussed above.

Capital Requirements
Construction Expenditures

     Pepco Holdings' construction expenditures for the nine months ended September 30, 2006 totaled $356.3 million of which $335.9 million was related to its Power Delivery businesses. The remainder was primarily related to Conectiv Energy and Pepco Energy Services. The

_____________________________________________________________________________

Power Delivery expenditures were primarily related to capital costs associated with new customer services, distribution reliability, and transmission.

Third Party Guarantees, Indemnifications and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of September 30, 2006, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	DPL	ACE	Other	Total
Energy marketing obligations of Conectiv Energy (1)	$115.3	$-	$-	$-	$115.3
Energy procurement obligations of Pepco Energy Services (1)	148.1	-	-	-	148.1
Guaranteed lease residual values (2)	-	3.3	3.2	.8	7.3
Other (3)	3.0	-	-	2.0	5.0
Total	$266.4	$3.3	$3.2	$2.8	$275.7

1.

Pepco Holdings has contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including retail customer load obligations and requirements under BGS contracts entered into with ACE.

2.

Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of September 30, 2006, obligations under the guarantees were approximately $7.3 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of payment being required under the guarantee is remote.

3.	Other guarantees consist of:
•	Pepco Holdings has guaranteed a subsidiary building lease of $3.0 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
•

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications, LLC. As of September 30, 2006, the guarantees cover the remaining $2.0 million in rental obligations.

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

_____________________________________________________________________________

Dividends
On October 26, 2006, Pepco Holdings' Board of Directors declared a dividend on common stock of 26 cents per share payable December 29, 2006, to shareholders of record on December 10, 2006.
Energy Contract Net Asset Activity
The following table provides detail on changes in the competitive energy segments' net asset or liability position with respect to energy commodity contracts from one period to the next:
Roll-forward of Mark-to-Market Energy Contract Net Assets For the Nine Months Ended September 30, 2006 (Dollars are pre-tax and in millions)
	Proprietary Trading (1)	Other Energy Commodity (2)	Total
Total Marked-to-Market (MTM) Energy Contract Net Assets at December 31, 2005	$ -	$ 59.9	$ 59.9
Total change in unrealized fair value excluding reclassification to realized at settlement of contracts	-	41.7	41.7
Reclassification to realized at settlement of contracts	-	(36.5)	(36.5)
Effective portion of changes in fair value - recorded in Other Comprehensive Income (OCI)	-	(143.5)	(143.5)
Ineffective portion of changes in fair value - recorded in earnings	-	(.9)	(.9)
Total MTM Energy Contract Net Liabilities at September 30, 2006	$ -	$ (79.3)	$ (79.3)

Detail of MTM Energy Contract Net Liabilities at September 30, 2006 (see above)			Total
Current Assets (other current assets)			$ 61.6
Noncurrent Assets (other assets)			11.8
Total MTM Energy Contract Assets			73.4
Current Liabilities (other current liabilities)			(121.4)
Noncurrent Liabilities (other liabilities)			(31.3)
Total MTM Energy Contract Liabilities			(152.7)
Total MTM Energy Contract Net Liabilities			$ (79.3)

Notes:
(1)	PHI discontinued its proprietary trading activity in 2003.
(2)	Includes all Statement of Financial Accounting Standards (SFAS) No. 133 hedge activity and non-proprietary trading activities marked-to-market through earnings.

                                                                                                                                                                140

________________________________________________________________________________

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

     PHI uses its best estimates to determine the fair value of the commodity and derivative contracts that its Competitive Energy businesses hold and sell. The fair values in each category presented below reflect forward prices and volatility factors as of September 30, 2006 and are subject to change as a result of changes in these factors:

Maturity and Source of Fair Value of Mark-to-Market Energy Contract Net Assets (Liabilities) As of September 30, 2006 (Dollars are pre-tax and in millions)
	Fair Value of Contracts at September 30, 2006 Maturities
Source of Fair Value	2006	2007	2008	2009 and Beyond	Total Fair Value
Proprietary Trading (1)
Actively Quoted (i.e., exchange-traded) prices	$ -	$ -	$ -	$ -	$ -
Prices provided by other external sources	-	-	-	-	-
Modeled	-	-	-	-	-
Total	$ -	$ -	$ -	$ -	$ -
Other Energy Commodity, net (2)
Actively Quoted (i.e., exchange-traded) prices	$ (9.8)	$(15.3)	$(7.3)	$(3.0)	$(35.4)
Prices provided by other external sources (3)	(12.1)	(35.2)	(4.4)	(2.3)	(54.0)
Modeled (4)	-	4.7	3.5	1.9	10.1
Total	$(21.9)	$(45.8)	$(8.2)	$(3.4)	$(79.3)

Notes:
(1)	PHI discontinued its proprietary trading activity in 2003.
(2)	Includes all SFAS No. 133 hedge activity and non-proprietary trading activities marked-to-market through accumulated other comprehensive income or on the Statement of Earnings, as required.
(3)	Prices provided by other external sources reflect information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
(4)

This modeled position represents SOS and associated supply outside of Conectiv Energy's native MAAC territory in PJM, which is receiving fair value accounting with the gains and losses running through current income. Pricing for the load portion of the transaction is modeled from broker quotes obtained for the closest trading hub, and adjusted for load following factors and historical congestion. Load volumes are adjusted for expected migration. Anticipated margin (Day 1 gain) on the transaction has been reserved in accordance with EITF 02-3.

                                                                                                                                                                141

________________________________________________________________________________
Contractual Arrangements with Credit Rating Triggers or Margining Rights

     Under certain contractual arrangements entered into by PHI's subsidiaries in connection with competitive energy and other transactions, the subsidiary may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit ratings of the subsidiary are downgraded one or more levels. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. As of September 30, 2006, a one-level downgrade in the credit rating of PHI and all of its affected subsidiaries to below investment grade would have required PHI and such subsidiaries to provide aggregate cash collateral or letters of credit of up to approximately $437 million. PHI believes that it and its utility subsidiaries maintain adequate short-term funding sources in the event the additional collateral or letters of credit are required.

     Many of the contractual arrangements entered into by PHI's subsidiaries in connection with competitive energy activities include margining rights pursuant to which the PHI subsidiary or a counterparty may request collateral if the market value of the contractual obligations reaches levels in excess of the credit thresholds established in the applicable arrangements. Pursuant to these margining rights, the affected PHI subsidiary may receive, or be required to post, collateral due to energy price movements. As of September 30, 2006, Pepco Holdings' subsidiaries engaged in competitive energy activities and default supply activities provided cash collateral in the amount of $215.0 million in connection with their competitive energy activities.

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

     As part of the bankruptcy proceeding, Mirant had been seeking to reject certain ongoing contractual arrangements under the Asset Purchase and Sale Agreement entered into by Pepco and Mirant for the sale of the generation assets that are described below. The Reorganization Plan did not resolve the issues relating to Mirant's efforts to reject these obligations nor did it resolve certain Pepco damage claims against the Mirant bankruptcy estate.

Power Purchase Agreement

     Under a power purchase agreement with Panda-Brandywine, L.P. (Panda), Pepco is obligated to purchase from Panda 230 megawatts of energy and capacity annually through 2021 (the Panda PPA). At the time of the sale of Pepco's generation assets to Mirant, the purchase price of the energy and capacity under the Panda PPA was, and since that time has continued to be, substantially in excess of the market price. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated through 2021 to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the Panda PPA at a price equal to Pepco's purchase price from Panda (the PPA-Related Obligations).

_____________________________________________________________________________

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

•

Except as described below, the $520 million Pepco Distribution will be effected by means of the issuance to Pepco of shares of Mirant common stock (consisting of an initial distribution of 13.5 million shares of Mirant common stock, followed thereafter by a number of shares of Mirant common stock to be determined), which Pepco will be obligated to resell promptly in one or more block sale transactions. If the net proceeds that Pepco receives from the resale of the shares of Mirant common stock are less than $520 million, Pepco will receive a cash payment from Mirant equal to the difference, and if the net proceeds that Pepco receives from the resale of the shares of Mirant common stock are more than $520 million, Pepco will make a cash payment to Mirant equal to the difference.

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

                                                                                                                                                                143

________________________________________________________________________________

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

     According to their terms, the Settlement Agreement and the SMECO Settlement Agreement will become effective when the Bankruptcy Court or the District Court, as applicable, has entered a final order, not subject to appeal or rehearing, approving both the Settlement Agreement and the SMECO Settlement Agreement.

     On July 5, 2006, the Bankruptcy Court held a full evidentiary hearing on the Settlement Agreement and the SMECO Settlement Agreement, and on August 9, 2006, it issued an order approving both agreements. On August 18, 2006, certain holders of Mirant bankruptcy claims, who had objected to approval of the Settlement Agreement and the SMECO Settlement Agreement before the Bankruptcy Court, appealed the approval order to the U.S. District Court for the Northern District of Texas (the District Court). Pepco cannot predict whether the District Court will schedule a hearing, or make a decision based upon the record on appeal and the briefs filed by the parties.

     Pursuant to the terms of the Settlement Agreement, Mirant made a cash payment to Pepco of $70 million in settlement of certain claims, other than claims relating to the PPA-Related Obligations. If the Settlement Agreement is not approved on appeal, Pepco must repay this cash payment. Therefore, no income statement impact has been recognized in relation to the $70 million payment received.

     Until the approval of the Settlement Agreement and the SMECO Settlement Agreement becomes final, Mirant is required to continue to perform all of its contractual obligations to Pepco and SMECO. Pepco intends to use the $450 million portion of the Pepco Distribution related to the rejection of the PPA-Related Obligations to pay for future capacity and energy purchases under the Panda PPA.

     In litigation prior to the entry into the Settlement Agreement, the District Court had entered orders denying Mirant's attempt to reject the PPA-Related Obligations and directing Mirant to resume making payments to Pepco pursuant to the PPA-Related Obligations, which Mirant had suspended. On July 19, 2006, the United States Court of Appeals for the Fifth Circuit issued an opinion affirming the District Court's orders. On September 4, 2006, Mirant filed a petition for rehearing and motion to stay the appeals pending completion of the settlement between the parties. On September 12, 2006, the Fifth Circuit issued an Order denying Mirant's motion for stay. On September 21, 2006, the Fifth Circuit issued an Order summarily denying Mirant's petition for rehearing. Petitions to the U.S. Supreme Court for a Writ of Certiorari must be filed within 90 days of the September 21, 2006 judgment denying the petition for rehearing.

_____________________________________________________________________________

Rate Proceedings

     On August 31, 2006, DPL submitted its 2006 GCR filing to the Delaware Public Service Commission (DPSC), which permits DPL to recover gas procurement costs through customer rates. The proposed decrease of approximately 9.6% is in anticipation of decreasing natural gas commodity costs. On October 3, 2006, the DPSC issued its initial order approving the proposed rates to become effective November 1, 2006, subject to refund pending final DPSC approval after evidentiary hearings.

     On August 31, 2006, DPL submitted an application to the DPSC for an increase in gas base rates. The application requested an annual increase of approximately $15 million, including certain miscellaneous tariff fees. The application includes (i) a proposed Bill Stabilization Adjustment (BSA), a mechanism that would provide a better opportunity for DPL to recover the approved test-year revenue requirement in the period during which the rate is effective, (ii) a proposed return on equity (ROE) of 11.00%, assuming DPSC approval of the BSA (or a proposed ROE of 11.25% without the approval of the BSA), and (iii) a request to permit the proposed changes in gas base rates and miscellaneous tariff fees to become effective on November 1, 2006. In an initial order issued on October 3, 2006, the DPSC exercised its discretion to suspend the proposed increase in base rates for a period not greater than seven months. On October 17, 2006, the DPSC authorized DPL to place into effect, subject to refund, gas base rates designed to produce an annual interim increase in test-period revenue of approximately $2.5 million effective November 1, 2006.

Default Electricity Supply Proceedings

     For a discussion of the history of the SOS proceedings in Delaware, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Default Electricity Supply Proceedings - Delaware" of PHI's Annual Report on Form 10-K for the year ended December 31, 2005 (the PHI 2005 10-K) and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Default Electricity Supply Proceedings - Delaware" of PHI's Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 (the 1st Quarter 10-Q) and June 30, 2006 (the 2nd Quarter 10-Q). As required by the legislation, on August 1, 2006, DPL filed with the DPSC, the Delaware Energy Office, the Office of Management and Budget and the Controller General's Office a proposal for obtaining long-term electricity supply contracts. The proposal includes a draft Request for Proposals (RFP) for the construction by respondents of new generation resources in Delaware to serve SOS customers. On October 17 and October 31, 2006, the DPSC issued its rulings setting forth the structure and terms of the RFP.

ACE Auction of Generation Assets

     For a discussion of ACE's auction of generation assets, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- ACE Auction of Generation Assets" of the PHI 2005 10-K and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- ACE Auction of Generation Assets" of the 1st Quarter 10-Q and the 2nd Quarter 10-Q. On September 1, 2006, ACE completed the sale of its interests in the Keystone and Conemaugh generating facilities to Duquesne Light Holdings Inc. for

_____________________________________________________________________________

approximately $177.0 million, subject to a post-closing 60-day true-up for applicable items not known at the time of the closing. Approximately $81.3 million of the net gain from the sale has been used to offset the remaining unamortized aggregate adjusted deferred balance, which ACE has been recovering in rates, and approximately $51.7 million of the net gain will be returned to ratepayers over a 33-month period as a credit on their bills.

     In August 2006, ACE entered into an agreement to sell the B.L. England generating facility to RC Cape May Holdings, LLC (RC Cape May), an affiliate of Rockland Capital Energy Investments, LLC, for an estimated net value of $12.2 million, based on a closing date no later than February 1, 2007. The purchase price will be adjusted upon completion of the sale for items such as inventories, fuel supplies, and certain employee benefit liabilities. Not included in the sale are certain sulfur dioxide and nitrogen oxide allowances, including those covered by the Administrative Consent Order (ACO) entered into by ACE on January 24, 2006, as described below under the heading "Environmental Litigation." The sale is subject to various regulatory approvals and other conditions. One of the sale conditions was satisfied on October 31, 2006, when ACE, RC Cape May and the New Jersey Department of Environmental Protection (NJDEP) signed an amendment to the ACO, pursuant to which the buyer will assume from ACE, upon closing of the sale, certain obligations under the ACO with respect to the B. L. England facility. In addition, among other conditions, the sale requires the entry by RC Cape May into a remediation agreement with NJDEP and NJDEP approval of the transfer of certain environmental permits from ACE to the buyer. On September 8, 2006, ACE filed with the NJBPU a request for approval of the sale. The sale is expected to be completed during the first quarter of 2007. If the closing of the sale has not occurred by March 31, 2007, either party has the right to terminate the sale agreement. If the sale is not completed, ACE intends to shut down B.L. England by December 15, 2007, as described in the 1st Quarter 10-Q and the 2nd Quarter 10-Q.

Environmental Litigation

     For a discussion of environmental litigation involving PHI's subsidiaries, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Environmental Litigation" of the PHI 2005 10-K and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Environmental Litigation" of the 1st Quarter 10-Q.

     As previously disclosed, DPL entered an ACO with the Maryland Department of the Environment (MDE) to perform a Remedial Investigation/Feasibility Study (RI/FS) to further identify the extent of soil, sediment and ground and surface water contamination related to former manufactured gas plant (MGP) operations at the Cambridge, Maryland site on DPL-owned property and to investigate the extent of MGP contamination on adjacent property. Although the costs of cleanup resulting from the RI/FS will not be determinable until MDE approves the final remedy, DPL currently anticipates that the costs of removing or capping MGP impacted soils and adjacent creek sediments will be in the range of $2.7 to $4.0 million.

     As previously disclosed, in November 1991, NJDEP identified ACE as a potentially responsible party (PRP) at the Delilah Road Landfill site in Egg Harbor Township, New Jersey and in 1993, ACE, along with other PRPs, signed an ACO with NJDEP to remediate the site. In August 2006, NJDEP issued a No Further Action (NFA) Letter and Covenant Not to Sue for the site. Among other things, the NFA requires the PRPs to monitor the effectiveness of

_____________________________________________________________________________

institutional (deed restriction) and engineering (cap) controls at the site every two years and to continue groundwater monitoring.

Federal Tax Treatment of Cross-Border Leases

     For a discussion of the history of the IRS's tax treatment of PCI's cross-border leases, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Federal Tax Treatment of Cross-Border Leases" of the PHI 2005 10-K and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Federal Tax Treatment of Cross-Border Leases" of the 1st Quarter 10-Q. On June 9, 2006, the IRS issued its final Revenue Agent's Report (RAR) for its audit of PHI's 2001 and 2002 income tax returns. In the RAR, the IRS disallowed the tax benefits claimed by PHI with respect to these leases for those years. The tax benefits claimed by PHI with respect to these leases from 2001 through September 30, 2006 were approximately $273 million. PHI has filed a protest against the IRS adjustments and the unresolved audit will not be forwarded to the Appeals Office. The ultimate outcome of this issue is uncertain; however, if the IRS prevails, PHI would be subject to additional taxes, along with interest and possibly penalties on the additional taxes, which could have a material adverse effect on PHI's financial condition, results of operations, and cash flows. PHI believes that its tax position related to these transactions was appropriate based on applicable statutes, regulations and case law, and intends to contest the adjustments proposed by the IRS; however, there is no assurance that PHI's position will prevail.

     On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 13-2, which amends SFAS No. 13 effective for fiscal years beginning after December 15, 2006. This amendment requires a lease to be repriced and the book value adjusted when there is a change or probable change in the timing of tax benefits of the lease regardless of whether the change results in a deferral or permanent loss of tax benefits. Accordingly, a material change in the timing of cash flows under PHI's cross-border leases as the result of a settlement with the IRS would require an adjustment to the book value of the leases and a charge to earnings equal to the repricing impact of the disallowed deductions which could result in a material adverse effect on PHI's financial condition, results of operations, and cash flows. PHI believes its tax position was appropriate and at this time does not believe there is a probable change in the timing of its tax benefits and, therefore, no repricing of its leases is required.

CRITICAL ACCOUNTING POLICIES

     For a discussion of Pepco Holdings' critical accounting policies, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in PHI's 2005 10-K. No material changes to Pepco Holdings' critical accounting policies occurred during the third quarter of 2006.

NEW ACCOUNTING STANDARDS
EITF 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty"

     In September 2005, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (EITF 04-13), which addresses circumstances under which two or more exchange transactions involving

_____________________________________________________________________________

inventory with the same counterparty should be viewed as a single exchange transaction for the purposes of evaluating the effect of Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions." EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006.

Pepco Holdings implemented EITF 04-13 on April 1, 2006. The implementation did not have a material impact on Pepco Holdings' overall financial condition, results of operations, or cash flows.
FSP FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)"

     In April 2006, the FASB issued FASB Staff Position (FSP) FASB Interpretation No. (FIN) 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)" (FSP FIN 46(R)-6), which provides guidance on how to determine the variability to be considered in applying FIN 46(R), "Consolidation of Variable Interest Entities."

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

     Pepco Holdings started applying FIN 46(R)-6 to new/modified transactions effective July 1, 2006. Pepco Holdings is in the process of evaluating the impact of FIN 46(R)-6 to variable interests that it held before July 1, 2006, but does not anticipate making the retrospective adoption election.

FSP FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors"

     In March 2006, the FASB issued FSP FASB Technical Bulletin (FTB) 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP FTB 85-4-1 also amends certain provisions of FTB No. 85-4, "Accounting for Purchases of Life Insurance," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (the year ending December 31, 2007 for Pepco Holdings). Pepco Holdings is in the process of evaluating the impact of FSP FTB 85-4-1 and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140"

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" (SFAS No. 155). SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments

_____________________________________________________________________________

of Liabilities." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006 (the year ending December 31, 2007 for Pepco Holdings). Pepco Holdings has evaluated the impact of SFAS No. 155 and does not anticipate that its implementation will have a material impact on its overall financial condition, results of operations, or cash flows.

SFAS No. 156, "Accounting for Servicing of Financial Assets"

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" (SFAS No. 156), an amendment of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability upon undertaking an obligation to service a financial asset via certain servicing contracts, and for all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Subsequent measurement is permitted using either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 (the year ending December 31, 2007 for Pepco Holdings). Application is to be applied prospectively to all transactions following adoption of SFAS No. 156. Pepco Holdings has evaluated the impact of SFAS No. 156 and does not anticipate its adoption will have a material impact on its overall financial condition, results of operations, or cash flows.

EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions"

     On June 28, 2006, the FASB ratified EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that, if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3.

     EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006 (January 1, 2007 for PHI) although earlier application is permitted. Pepco Holdings is in the process of evaluating the impact of EITF 06-3.

FSP FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction"

     On July 13, 2006, the FASB issued FSP FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction" (FSP FAS 13-2). This FSP, which amends SFAS No. 13, "Accounting for Leases,"

_____________________________________________________________________________

addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease.

     FSP FAS 13-2 will not be effective until the first fiscal year beginning after December 15, 2006 (January 1, 2007 for Pepco Holdings). Pepco Holdings is in the process of evaluating the impact of FSP FAS 13-2. However, Pepco Holdings believes that its tax position was appropriate and at this time does not believe there is a probable change in the timing of its tax benefits and, therefore, no repricing of its leases is required.

FIN 48, "Accounting for Uncertainty in Income Taxes"

     On July 13, 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the criteria for recognition of tax benefits in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Specifically, it clarifies that an entity's tax benefits must be "more likely than not" of being sustained prior to recording the related tax benefit in the financial statements. If the position drops below the "more likely than not" standard, the benefit can no longer be recognized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN 48 is effective the first fiscal year beginning after December 15, 2006 (January 1, 2007 for Pepco Holdings). Pepco Holdings is in the process of evaluating the impact of FIN 48.
SFAS No. 157, "Fair Value Measurements"

     SFAS No. 157, issued in September 2006, defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of this Statement will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (the year ended December 31, 2008 for Pepco Holdings). Pepco Holdings is in the process of evaluating the impact, if any, of SFAS No. 157 on its financial condition, results of operations and cash flows.

SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132 (R)"

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132 (R)" (SFAS No. 158), which requires that companies recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on the balance sheet. Recognizing the funded status of the company's benefit plans as a net liability or asset will require an offsetting adjustment to accumulated other comprehensive income in shareholders' equity. SFAS No. 158 does not change how pension and other postretirement benefits are accounted for and reported in the income statement. SFAS No. 158

_____________________________________________________________________________

is effective as of the end of the first fiscal year ending after December 15, 2006 for employers with publicly traded equity securities (the year ended December 31, 2006 for Pepco Holdings).

     Based on Pepco Holdings' benefit obligations and fair value of plan assets as of December 31, 2005, Pepco Holdings anticipates that the adoption of SFAS No. 158 will have a material impact on its balance sheet, but does not anticipate a material impact on its results of operations or cash flows. The actual impact on Pepco Holdings as of December 31, 2006, will depend on the funded status of the benefit plans at that time.

FORWARD-LOOKING STATEMENTS

     Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding Pepco Holdings' intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause PHI's or PHI's industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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

                                                                                                                                                                151

________________________________________________________________________________
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

                                                                                                                                                                152

________________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK.
153 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
POTOMAC ELECTRIC POWER COMPANY
RESTATEMENT

     As reported in Pepco's Annual Report on Form 10-K for the year ended December 31, 2005, Pepco restated its previously reported financial statements for the three and nine months ended September 30, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. This restatement was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. See Note (5) "Restatement," to Pepco's Financial Statements for further discussion.

GENERAL OVERVIEW

     Potomac Electric Power Company (Pepco) is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Montgomery County and Prince George's County in suburban Maryland. Pepco provides Default Electricity Supply, which, as used in this document, is the supply of electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier, in both the District of Columbia and Maryland. Default Electricity Supply is known as Standard Offer Service (SOS) in both the District of Columbia and Maryland. Pepco's service territory covers approximately 640 square miles and has a population of approximately 2.1 million. As of September 30, 2006, approximately 57% of delivered electricity sales were to Maryland customers and approximately 43% were to Washington, D.C. customers.

     Pepco is a wholly owned subsidiary of Pepco Holdings, Inc. (PHI or Pepco Holdings). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and Pepco and certain activities of Pepco are subject to the regulatory oversight of the Federal Energy Regulatory Commission under PUHCA 2005.

________________________________________________________________________________

RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Other than this disclosure, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q. All amounts in the tables (except sales and customers) are in millions.

Operating Revenue
	2006	2005	Change
Regulated T&D Electric Revenue	$666.2	$683.2	$(17.0)
Default Supply Revenue	1,049.4	699.9	349.5
Other Electric Revenue	22.4	21.4	1.0
Total Operating Revenue	$1,738.0	$1,404.5	$333.5

     The table above shows the amount of Operating Revenue earned that is subject to price regulation (Regulated T&D Electric Revenue and Default Supply Revenue) and that which primarily is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue service consists of the revenue Pepco receives for delivery of electricity to its customers for which Pepco is paid regulated rates. Default Supply Revenue is the revenue received from Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy expense. Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

Regulated T&D Electric
Regulated T&D Electric Revenue	2006	2005	Change

Residential	$197.2	$203.9	$(6.7)
Commercial	385.7	390.2	(4.5)
Industrial	-	-	-
Other (Includes PJM)	83.3	89.1	(5.8)
Total Regulated T&D Electric Revenue	$666.2	$683.2	$(17.0)

Regulated T&D Electric Sales (Gwh)	2006	2005	Change

Residential	6,048	6,290	(242)
Commercial	14,203	14,428	(225)
Industrial	-	-	-
Other	115	115	-
Total Regulated T&D Electric Sales	20,366	20,833	(467)

                                                                                                                                                                155

________________________________________________________________________________
Regulated T&D Electric Customers (000s)	2006	2005	Change

Residential	676	669	7
Commercial	73	73	-
Industrial	-	-	-
Other	-	-	-
Total Regulated T&D Electric Customers	749	742	7

     Regulated T&D Electric Revenue decreased by $17.0 million primarily due to the following: (i) $19.7 million decrease due to lower weather-related sales, the result of a 16.0% decrease in Heating Degree Days and a 10.0% decrease in Cooling Degree Days in 2006, and (ii) $5.3 million decrease in network transmission revenues due to a decrease in PJM zonal transmission rates, partially offset by (iii) $6.4 million increase due to customer growth of 1.0%.

Default Electricity Supply
Default Supply Revenue	2006	2005	Change

Residential	$467.7	$367.6	$100.1
Commercial	575.4	328.0	247.4
Industrial	-	-	-
Other (Includes PJM)	6.3	4.3	2.0
Total Default Supply Revenue	$1,049.4	$699.9	$349.5

Default Electricity Supply Sales (Gwh)	2006	2005	Change

Residential	5,708	5,803	(95)
Commercial	6,769	5,350	1,419
Industrial	-	-	-
Other	30	57	(27)
Total Default Electricity Supply Sales	12,507	11,210	1,297

Default Electricity Supply Customers (000s)	2006	2005	Change

Residential	647	635	12
Commercial	56	61	(5)
Industrial	-	-	-
Other	-	-	-
Total Default Electricity Supply Customers	703	696	7

     Default Supply Revenue increased by $349.5 million primarily due to the following: (i) $257.0 million in higher retail energy rates, primarily resulting from new market based rates in the District of Columbia beginning in February 2005 and June 2006, and Maryland beginning in June 2005 and 2006, (ii) $109.5 million increase due to higher Default Electricity Supply sales in 2006, (iii) $10.9 million increase due to customer growth of 1.0%, and (iv) $3.6 million increase due to differences in consumption among the various customer rate classes, partially

_____________________________________________________________________________

offset by (v) $31.5 million decrease due to weather-related sales, the result of a 16% decrease in Heating Degree Days and a 10.0% decrease in Cooling Degree Days in 2006 (partially offset in Fuel and Purchased Energy expense).

     For the nine months ended September 30, 2006, Pepco's Maryland customers served energy by Pepco represented 62% of Pepco's total Maryland sales, and Pepco's District of Columbia customers served energy by Pepco represented 60% of Pepco's total District of Columbia sales. For the nine months ended September 30, 2005, Pepco's Maryland customers served energy by Pepco represented 63% of Pepco's total Maryland sales, and Pepco's District of Columbia customers served energy by Pepco represented 41% of Pepco's total District of Columbia sales.

Operating Expenses
Fuel and Purchased Energy

     Fuel and Purchased Energy associated with Default Electricity Supply sales increased by $334.8 million to $1,022.7 million in 2006, from $687.9 in 2005. The increase is primarily due to the following: (i) $252.8 million increase in average energy costs, the result of new supply contracts in June 2006 and 2005, (ii) $108.0 million increase due to increased Default Electricity Supply load in 2006, partially offset by (iii) $28.3 million decrease in sales and rate variances, primarily due to weather and customer usage (partially offset in Default Supply Revenue).

Other Operation and Maintenance

     Other Operation and Maintenance increased by $8.9 million to $214.3 million in 2006, from $205.4 million in 2005. The increase was primarily due to (i) $5.1 million increase in Default Electric Supply costs (partially deferred and recoverable), (ii) $4.4 million increase in restoration and maintenance, partially offset by (iii) $.8 million decrease in environmental costs.

Depreciation and Amortization
Depreciation and Amortization expenses increased by $3.4 million to $123.6 million in 2006 from $120.2 million in 2005 primarily due to plant additions.
Gain on Sale of Assets
Gain on Sale of Assets decreased $72.4 million primarily due to the $68.1 million gain from the 2005 sale of non-utility land located at Buzzard Point in the District of Columbia.
Other Income (Expenses)

     Other Expenses (which are net of other income) decreased by $4.7 million to a net expense of $42.9 million in 2006 from a net expense of $47.6 million in 2005. This decrease was primarily due to: (i) $5.6 million decrease in interest expenses resulting from maturities of debt, partially offset by (ii) $2.2 million gain on sale of stock in 2005.

Income Tax Expense

     Pepco's effective tax rate for the nine months ended September 30, 2006 was 39% as compared to the federal statutory rate of 35%. The major reasons for this difference were state

_____________________________________________________________________________

income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, partially offset by changes in estimates related to tax liabilities of prior years subject to audit, the flow-through of Deferred Investment Tax Credits, and certain asset removal costs.

     Pepco's effective tax rate for the nine months ended September 30, 2005 was 44% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior years subject to audit and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of Deferred Investment Tax Credits, and certain asset removal costs.

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

                                                                                                                                                                158

________________________________________________________________________________
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

                                                                                                                                                                159

________________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK.
160 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DELMARVA POWER & LIGHT COMPANY
RESTATEMENT

     As reported in Delmarva Power & Light Company's (DPL) Annual Report on Form 10-K for the year ended December 31, 2005, DPL's parent company, Pepco Holdings, Inc. (Pepco Holdings or PHI) restated its previously reported financial statements for the three and nine months ended September 30, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial. These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. The restatement of Pepco Holdings consolidated financial statements was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. The restatement to correct the accounting for the deferred compensation arrangements had no impact on DPL; however, DPL restated its previously reported financial statements for the three and nine months ended September 30, 2005, to reflect the correction of other errors. The correction of these other errors, primarily relating to unbilled revenue, taxes, and various accrual accounts, was considered by management to be immaterial. See Note 5 "Restatement," to DPL's Financial Statements for further discussion.

GENERAL OVERVIEW

     DPL is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia. DPL provides Default Electricity Supply, which, as used in this document, is the supply of electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is also known as Default Service in Virginia, as Standard Offer Service (SOS) in Maryland and in Delaware on and after May 1, 2006, and as Provider of Last Resort service in Delaware before May 1, 2006. DPL's electricity distribution service territory covers approximately 6,000 square miles and has a population of approximately 1.3 million. As of September 30, 2006, approximately 65% of delivered electricity sales were to Delaware customers, approximately 32% were to Maryland customers, and approximately 3% were to Virginia customers. DPL also provides natural gas distribution service in northern Delaware. DPL's natural gas distribution service territory covers approximately 275 square miles and has a population of approximately .5 million.

     DPL is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings. Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and DPL and certain activities of DPL are subject to the regulatory oversight of the Federal Energy Regulatory Commission under PUHCA 2005.

_____________________________________________________________________________

RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Other than this disclosure, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q. All amounts in the tables (except sales and customers) are in millions.

Electric Operating Revenue

	2006	2005	Change
Regulated T&D Electric Revenue	$258.8	$292.6	$(33.8)
Default Supply Revenue	633.1	529.7	103.4
Other Electric Revenue	16.9	16.4	.5
Total Electric Operating Revenue	$908.8	$838.7	$70.1

     The table above shows the amount of Electric Operating Revenue earned that is subject to price regulation (Regulated T&D Electric Revenue and Default Supply Revenue) and that which primarily is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue includes revenue DPL receives for delivery of electricity to its customers, for which DPL is paid regulated rates. Default Supply Revenue is the revenue received from Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy expense. Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

Regulated T&D Electric

Regulated T&D Electric Revenue	2006	2005	Change

Residential	$125.8	$143.2	$(17.4)
Commercial	67.7	78.9	(11.2)
Industrial	12.2	15.7	(3.5)
Other (Includes PJM)	53.1	54.8	(1.7)
Total Regulated T&D Electric Revenue	$258.8	$292.6	$(33.8)

Regulated T&D Electric Sales (Gwh)	2006	2005	Change

Residential	4,050	4,377	(327)
Commercial	4,080	4,105	(25)
Industrial	2,187	2,355	(168)
Other	37	38	(1)
Total Regulated T&D Electric Sales	10,354	10,875	(521)

                                                                                                                                                                162

________________________________________________________________________________

Regulated T&D Electric Customers (000s)	2006	2005	Change

Residential	453	447	6
Commercial	60	59	1
Industrial	1	1	-
Other	1	1	-
Total Regulated T&D Electric Customers	515	508	7

     Regulated T&D Electric Revenue decreased by $33.8 million primarily due to the following: (i) $12.8 million decrease due to a change in Delaware rate structure effective May 1, 2006, which shifted revenue from Regulated T&D Electric Revenue to Default Supply Revenue, (ii) $11.5 million decrease due to lower weather-related sales, the result of a 17.1% decrease in Heating Degree Days and 12.5% decrease in Cooling Degree Days in 2006, (iii) $6.8 million decrease due to differences in consumption among various customer rate classes, (iv) $4.1 million decrease due to an adjustment to reclassify market-priced supply revenue to Default Supply Revenue, (v) $2.0 million decrease in network transmission revenues due to a decrease in zonal transmission rates, partially offset by (vi) $1.9 million increase in sales due to customer growth of 1.4%, and (vii) $1.2 increase due to an adjustment for estimated unbilled revenue in the second quarter 2005, primarily reflecting higher estimated power line losses.

Default Electricity Supply

Default Supply Revenue	2006	2005	Change

Residential	$336.5	$261.8	$74.7
Commercial	246.6	199.9	46.7
Industrial	46.5	65.6	(19.1)
Other (Includes PJM)	3.5	2.4	1.1
Total Default Supply Revenue	$633.1	$529.7	$103.4

Default Electricity Supply Sales (Gwh)	2006	2005	Change

Residential	4,042	4,382	(340)
Commercial	2,923	3,656	(733)
Industrial	861	1,289	(428)
Other	37	38	(1)
Total Default Electricity Supply Sales	7,863	9,365	(1,502)

                                                                                                                                                                163

________________________________________________________________________________

Default Electricity Supply Customers (000s)	2006	2005	Change

Residential	451	447	4
Commercial	54	57	(3)
Industrial	-	1	(1)
Other	1	1	-
Total Default Electricity Supply Customers	506	506	-

     Default Supply Revenue increased by $103.4 million primarily due to the following: (i) $169.9 million in higher retail energy rates, primarily resulting from new market based rates beginning in Delaware May 2006 and increases in Maryland beginning June 2006 and 2005, (ii) $12.8 million increase due to a change in Delaware rate structure effective May 1, 2006 which shifted revenue from Regulated T&D Electric Revenue to Default Supply Revenue, (iii) $5.9 million increase due to residential customer growth of 1.4%, (iv) $4.1 million increase due to an adjustment to reclassify market-priced supply revenue from Regulated T&D Electric Revenue, (v) $3.3 million increase due to an adjustment for estimated unbilled revenue in the second quarter 2005, primarily reflecting higher estimated power line losses, offset by (vi) $55.3 million decrease due to lower Default Electricity Supply sales in 2006, (vii) $23.9 million decrease due to weather-related sales, the result of 17.1% decrease in Heating Degree Days and 12.5% decrease in Cooling Degree Days in 2006, and (viii) $13.4 million decrease primarily due to differences in consumption among the various customer rate classes (partially offset in Fuel and Purchased Energy expense).

     For the nine months ended September 30, 2006, DPL's Delaware customers served energy by DPL represented 75% of DPL's total Delaware sales and DPL's Maryland customers served energy by DPL represented 77% of DPL's total Maryland sales. For the nine months ended September 30, 2005, DPL's Delaware customers served energy by DPL represented 90% of DPL's total Delaware sales and DPL's Maryland customers served energy by DPL represented 78% of DPL's total Maryland sales.

Natural Gas Operating Revenue

	2006	2005	Change
Regulated Gas Revenue	$155.4	$145.0	$10.4
Other Gas Revenue	38.5	49.6	(11.1)
Total Natural Gas Operating Revenue	$193.9	$194.6	$(.7)

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

                                                                                                                                                                164

________________________________________________________________________________

Regulated Gas Revenue	2006	2005	Change

Residential	$88.3	$86.0	$2.3
Commercial	55.4	48.3	7.1
Industrial	7.9	7.3	.6
Transportation and Other	3.8	3.4	.4
Total Regulated Gas Revenue	$155.4	$145.0	$10.4

Regulated Gas Sales (Bcf)	2006	2005	Change

Residential	4.6	5.9	(1.3)
Commercial	3.1	3.9	(.8)
Industrial	.5	.7	(.2)
Transportation and Other	4.5	4.1	.4
Total Regulated Gas Sales	12.7	14.6	(1.9)

Regulated Gas Customers (000s)	2006	2005	Change

Residential	111	109	2
Commercial	9	9	-
Industrial	-	-	-
Transportation and Other	-	-	-
Total Regulated Gas Customers	120	118	2

Regulated Gas Revenue

     Regulated Gas Revenue increased by $10.4 million primarily due to (i) $33.2 million increase in the Gas Cost Rate effective November 2005, due to higher natural gas commodity costs (partially offset in Gas Purchased expense), offset by (ii) $16.2 million decrease due to lower weather-related sales, as a result of a 16.4% decrease in Heating Degree Days in 2006, and (iii) $6.6 million decrease primarily due to differences in consumption among various customer rate classes.

Other Gas Revenue
Other Gas Revenue decreased by $11.1 million to $38.5 million in 2006 from $49.6 million in 2005 primarily due to lower off-system sales (partially offset in Gas Purchased expense).
Operating Expenses
Fuel and Purchased Energy

     Fuel and Purchased Energy associated with Default Electricity Supply sales increased by $93.5 million to $639.2 million in 2006, from $545.7 million in 2005. The increase is primarily due to the following: (i) $196.6 million increase in average energy costs, the result of higher cost supply contracts in Maryland in June 2006 and 2005 and in Delaware beginning in May 2006,

_____________________________________________________________________________

(ii) $4.1 million increase due to an adjustment to correct the Fuel and Purchased Energy expense deferral amount that had been recognized related to Maryland SOS customers since its implementation in the third quarter of 2004, offset by (iii) $37.0 million decrease in sales and rate variances, primarily due to weather and customer usage, (iv) $58.7 million decrease due to lower Default Electricity Supply sales in 2006, and (v) $11.4 million decrease in network transmission expenses due to POLR obligation ending May 2006 (partially offset in Default Supply Revenue).

Gas Purchased

     Total Gas Purchased increased by $6.1 million to $153.8 million in 2006, from $147.7 million in 2005. The increase is primarily due to the following: (i) $13.9 million increase from the settlement of financial hedges (entered into as part of DPL's regulated natural gas hedge program), (ii) $7.9 million increase in wholesale commodity costs, offset by (iii) $8.4 million decrease in costs associated with lower off-system sales (offsets in Regulated Gas Revenue and Other Gas Revenue), and (iv) $7.3 million decrease in sales, primarily due to weather and customer usage.

Other Operation and Maintenance

     Other Operation and Maintenance increased by $10.3 million to $138.6 million in 2006, from $128.3 million in 2005. The increase was primarily due to (i) $5.6 million increase in restoration and maintenance cost, (ii) $2.9 million increase primarily due to the accrual for the environmental coal gas liability, and (iii) $2.1 million increase in Default Electricity Supply costs (partially deferred and recoverable).

Other Taxes

     Other Taxes increased by $2.4 million to $28.3 million in 2006, from $25.9 million in 2005. The increase was primarily due to $1.7 million increase in property tax assessment rates in Delaware and Maryland.

Gain on Sale of Assets
Gain on Sale of Assets decreased $1.8 million to $1.1 million in 2006, from $2.9 million in 2005 primarily due to the sale of non-utility land in 2005.
Other Income (Expenses)

     Other Expenses (which are net of other income) increased by $4.0 million to a net expense of $27.0 million in 2006 from a net expense of $23.0 million in 2005. The increase is primarily due to an increase in interest expense on short-term debt.

Income Tax Expense

     DPL's effective tax rate for the nine months ended September 30, 2006 was 45% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior tax years subject to audit, and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits.

_____________________________________________________________________________

     DPL's effective tax rate for the nine months ended September 30, 2005 was 43% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), changes in estimates related to tax liabilities of prior tax years subject to audit, and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits.

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

                                                                                                                                                                167

________________________________________________________________________________
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

                                                                                                                                                                168

________________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK.
169 _____________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC COMPANY
RESTATEMENT

     As reported in Atlantic City Electric Company's (ACE) Annual Report on Form 10-K for the year ended December 31, 2005, ACE's parent company, Pepco Holdings, Inc. (Pepco Holdings or PHI) restated its previously reported consolidated financial statements for the three and nine months ended September 30, 2005, to correct the accounting for certain deferred compensation arrangements. The restatement includes the correction of other errors for the same period, primarily relating to unbilled revenue, taxes, and various accrual accounts, which were considered by management to be immaterial.  These other errors would not themselves have required a restatement absent the restatement to correct the accounting for deferred compensation arrangements. The restatement of Pepco Holdings consolidated financial statements was required solely because the cumulative impact of the correction for deferred compensation, if recorded in the fourth quarter of 2005, would have been material to that period's reported net income. The restatement to correct the accounting for the deferred compensation arrangements had no impact on ACE; however, ACE restated its previously reported consolidated financial statements for the three and nine months ended September 30, 2005, to reflect the correction of other errors. The correction of these other errors, primarily relating to unbilled revenue, taxes, and various accrual accounts, was considered by management to be immaterial. See Note 6 "Restatement," to ACE's Consolidated Financial Statements for further discussion.

GENERAL OVERVIEW

     ACE is engaged in the generation, transmission, and distribution of electricity in southern New Jersey. ACE provides Default Electricity Supply, which, as used in this document, is the supply of electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is also known as Basic Generation Service (BGS) in New Jersey. ACE's service territory covers approximately 2,700 square miles and has a population of approximately 1.0 million.

     ACE is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings. Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and ACE and certain activities of ACE are subject to the regulatory oversight of the Federal Energy Regulatory Commission under PUHCA 2005.

DISCONTINUED OPERATIONS

     In May 2005, ACE announced that it would auction its electric generation assets, consisting of its B.L. England generating facility and its ownership interests in the Keystone and Conemaugh generating facilities. On September 1, 2006, ACE completed the sale of its interests in the Keystone and Conemaugh generating facilities to Duquesne Light Holdings Inc. for approximately $177.0 million. Approximately $81.3 million of the net gain from the sale has been used to offset the remaining unamortized aggregate adjusted deferred balance, which ACE has been recovering in rates, and approximately $51.7 million of the net gain will be returned to ratepayers over a 33-month period as a credit on their bills.

_____________________________________________________________________________

     Additionally, in August 2006, ACE entered into an agreement to sell the B.L. England generating facility to RC Cape May Holdings, LLC (RC Cape May), an affiliate of Rockland Capital Energy Investments, LLC, for an estimated net value of $12.2 million, based on a closing date no later than February 1, 2007. The purchase price will be adjusted upon completion of the sale for items such as inventories, fuel supplies, and certain employee benefit liabilities. Not included in the sale are certain sulfur dioxide and nitrogen oxide allowances, including those covered by the Administrative Consent Order (ACO) entered into by ACE on January 24, 2006, as described under the heading "Environmental Litigation" within ACE's Notes to Consolidated Financial Statements. The sale is subject to various regulatory approvals and other conditions. One of the sale conditions was satisfied on October 31, 2006, when ACE, RC Cape May and the New Jersey Department of Environmental Protection (NJDEP) signed an amendment to the ACO, pursuant to which the buyer will assume from ACE, upon closing of the sale, certain obligations under the ACO with respect to the B. L. England facility. In addition, among other conditions, the sale requires the entry by RC Cape May into a remediation agreement with NJDEP and NJDEP approval of the transfer of certain environmental permits from ACE to the buyer. On September 8, 2006, ACE filed with the New Jersey Board of Public Utilities (NJBPU) a request for approval of the sale. The sale is expected to be completed during the first quarter of 2007. If the closing of the sale has not occurred by March 31, 2007, either party has the right to terminate the sale agreement. If the sale is not completed, ACE intends to shut down B.L. England by December 15, 2007.

     B.L. England comprises a significant component of ACE's generation operations and its potential sale requires "discontinued operations" presentation under SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," on ACE's Consolidated Statements of Earnings for the three and nine months periods ended September 30, 2006 and 2005. The operations of Keystone and Conemaugh are also reflected as "discontinued operations" for each period presented. Additionally, B.L. England's assets and liabilities are reflected as "held for sale" on ACE's Consolidated Balance Sheet at September 30, 2006.

The following table summarizes information related to the discontinued operations presentation (Millions of dollars):
	2006	2005
Nine Months Ended September 30:

Operating Revenue	$100.5	$126.5
Income Before Income Tax Expense and Extraordinary Item	3.8	3.8
Net Income	$ 2.3	$ 2.3

                                                                                                                                                                171

________________________________________________________________________________
RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Other than this disclosure, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q. All amounts in the tables (except sales and customers) are in millions.

Operating Revenue
	2006	2005	Change
Regulated T&D Electric Revenue	$269.8	$276.8	$(7.0)
Default Supply Revenue	800.1	733.1	67.0
Other Electric Revenue	10.3	12.2	(1.9)
Total Operating Revenue	$1,080.2	$1,022.1	$58.1

     The table above shows the amount of Operating Revenue earned that is subject to price regulation (Regulated T&D Electric Revenue and Default Supply Revenue) and that which primarily is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue consists of the revenue ACE receives for delivery of electricity to its customers for which service ACE is paid regulated rates. Default Supply Revenue is the revenue received by ACE for providing Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy expense. Also included in Default Supply Revenue is revenue from non-utility generation contracts between ACE and unaffiliated third parties (ACE NUGs), transition bond charges, and other restructuring related revenues (see Deferred Electric Service Costs). Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

Regulated T&D Electric
Regulated T&D Electric Revenue	2006	2005	Change

Residential	$134.4	$140.0	$(5.6)
Commercial	81.8	83.5	(1.7)
Industrial	11.3	12.4	(1.1)
Other (Includes PJM)	42.3	40.9	1.4
Total Regulated T&D Electric Revenue	$269.8	$276.8	$(7.0)

                                                                                                                                                                172

________________________________________________________________________________

Regulated T&D Electric Sales (Gwh)	2006	2005	Change

Residential	3,395	3,492	(97)
Commercial	3,341	3,331	10
Industrial	926	918	8
Other	33	33	-
Total Regulated T&D Electric Sales	7,695	7,774	(79)

Regulated T&D Electric Customers (000s)	2006	2005	Change

Residential	473	466	7
Commercial	63	62	1
Industrial	1	1	-
Other	1	1	-
Total Regulated T&D Electric Customers	538	530	8

     Regulated T&D Electric Revenue decreased by $7.0 million primarily due to the following: (i) $9.5 million decrease due to lower weather-related sales, the result of a 17.6% decrease in Heating Degree Days and 11.2% decrease in Cooling Degree Days in 2006, and (ii) $5.5 million decrease primarily due to a distribution and uncollectible rate decrease in June 2005, offset by (iii) $4.0 million increase due to an adjustment for estimated unbilled revenue in the second quarter 2005, primarily reflecting higher estimated power line losses, (iv) $2.7 million increase due to customer growth of 1.5%, and (v) $1.3 million increase in network transmission revenues due to an increase in zonal transmission rates.

Default Electricity Supply
Default Supply Revenue	2006	2005	Change

Residential	$336.0	$290.5	$45.5
Commercial	257.3	211.7	45.6
Industrial	41.1	34.3	6.8
Other (Includes PJM)	165.7	196.6	(30.9)
Total Default Supply Revenue	$800.1	$733.1	$67.0

Default Electricity Supply Sales (Gwh)	2006	2005	Change

Residential	3,395	3,514	(119)
Commercial	2,422	2,294	128
Industrial	289	247	42
Other	33	33	-
Total Default Electricity Supply Sales	6,139	6,088	51

                                                                                                                                                                173

________________________________________________________________________________
Default Electricity Supply Customers (000s)	2006	2005	Change

Residential	473	466	7
Commercial	63	62	1
Industrial	1	1	-
Other	1	1	-
Total Default Electricity Supply Customers	538	530	8

     Default Supply Revenue increased by $67.0 million primarily due to the following: (i) $98.5 million in higher retail energy rates, primarily resulting from new market based BGS increases in New Jersey, (ii) $9.0 million increase due to higher Default Electricity Supply sales in 2006, (iii) $7.9 million increase due to an adjustment for estimated unbilled revenue in the second quarter 2005, primarily reflecting higher estimated power line losses, (iv) $6.9 million increase in sales due to customer growth of 1.5%, offset by (v) $31.8 million decrease in wholesale energy revenues from sales of generated and purchased energy (included in other) due to lower market prices and lower sales in 2006, (vi) $18.9 million decrease due to weather-related sales, the result of 17.6% decrease in Heating Degree Days and 11.2% decrease in Cooling Degree Days in 2006, and (vii) $4.6 million decrease primarily due to differences in consumption among the various customer rate classes (partially offset in Fuel and Purchased Energy and Other Services Costs of Sales expense).

     For the nine months ended September 30, 2006, ACE's customers served energy by ACE represented 80% of ACE's total sales. For the nine months ended September 30, 2005, ACE's customers served energy by ACE represented 78% of ACE's total sales.

Operating Expenses
Fuel and Purchased Energy and Other Services Costs of Sales

     Fuel and Purchased Energy, associated with Default Electricity Supply sales, increased by $62.4 million to $723.0 million in 2006, from $660.6 in 2005. The increase is primarily due to the following: (i) $87.2 million increase in average energy costs, the result of higher cost supply contracts in June 2006 and 2005, offset by (ii) $24.7 million decrease in other sales and rate variances primarily due to weather and customer usage (partially offset in Default Supply Revenue).

Other Operation and Maintenance

     Other Operation and Maintenance decreased by $1.1 million to $109.9 million in 2006 from $111.0 million in 2005. The decrease was primarily due to (i) $1.5 million decrease in pole rental expense, (ii) $1.1 million decrease in transmission and distribution insurance, and (iii) $1.0 million decrease in Default Electricity Supply costs (partially deferred and recoverable), partially offset by (iv) $2.0 million increase in restoration and maintenance costs.

_____________________________________________________________________________

Depreciation and Amortization

     Depreciation and Amortization expenses increased by $2.5 million to $94.2 million in 2006, from $91.7 million in 2005. The increase is primarily due to (i) $9.3 million higher amortization of regulatory assets, partially offset by (ii) $7.9 million lower depreciation due to a change in depreciation technique and rates resulting from a 2005 final rate order from the NJBPU.

Deferred Electric Service Costs

     Deferred Electric Service Costs decreased by $9.4 million to a debit of $7.5 million in 2006 from a debit $16.9 million in 2005. The decrease was primarily due to (i) $5.7 million in regulatory disallowances (net of amounts previously reserved) associated with the April 2005 NJBPU settlement agreement, and (ii) $3.7 million net under-recovery associated with New Jersey BGS, ACE NUGs, market transition charges and other restructuring items. At September 30, 2006, ACE's balance sheet included as a regulatory liability an over-recovery of $164.0 million with respect primarily to these items and the $133.0 million net gain related to the sale of Keystone and Conemaugh on September 1, 2006, which is net of a $47.0 million reserve for items disallowed by the NJBPU in a ruling that is under appeal.

Other Income (Expenses)

     Other Expenses (which are net of other income) increased by $7.2 million to a net expense of $45.4 million in 2006 from a net expense of $38.2 million in 2005. The increase is primarily due to (i) $3.7 million increase in interest expense related to ACE's deferred electric service costs regulated liability, and (ii) $2.8 million increase due to a Contribution in Aid of Construction tax gross up.

Income Tax Expense

     ACE's effective tax rate on continuing operations for the nine months ended September 30, 2006 was 34% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), partially offset by changes in estimates related to tax liabilities of prior tax years subject to audit, and the flow-through of deferred investment tax credits.

     ACE's effective tax rate on continuing operations and before extraordinary item for the nine months ended September 30, 2005 was 43% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), and changes in estimates related to tax liabilities of prior tax years subject to audit, partially offset by the flow-through of deferred investment tax credits.

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

                                                                                                                                                                176

________________________________________________________________________________
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

                                                                                                                                                                177

________________________________________________________________________________
THIS PAGE INTENTIONALLY LEFT BLANK.
178 _____________________________________________________________________________

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

Value at Risk Associated with Energy Contracts For the Nine Months Ended September 30, 2006 (Millions of dollars)
	Proprietary Trading VaR (1)	VaR for Competitive Energy Activity (2)
95% confidence level, one-day holding period, one-tailed(3)
Period end	N/A	$12.4
Average for the period	N/A	$13.7
High	N/A	$23.9
Low	N/A	$ 8.1
Notes:
(1)	PHI discontinued its proprietary trading activity in 2003.
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

                                                                                                                                                                179

________________________________________________________________________________

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

     As of September 30, 2006, the electricity sold forward as a percentage of projected on-peak economic output combined with on-peak energy purchases was 98%, 65% and 24% for the 1-12 month, 13-24 month and 25-36 month forward periods, respectively. For the 1-12 month period, the amount of forward on-peak sales represents 26% of Conectiv Energy's total on-peak generating capability and on-peak energy purchases. While Conectiv Energy attempts to place hedges that are expected to generate energy margins at or near its forecasted gross margin levels, the volumetric percentages vary significantly by month and often do not capture the peak pricing hours and the related high margins that can be realized. As a result the percentage of on peak output hedged does not represent the amount of expected value hedged.

     Not all of Conectiv Energy's Merchant Generation gross margins can be hedged (such as ancillary services and fuel switching) due to lack of market products, market liquidity or other factors. Also, the hedging of locational value and capacity can be limited. These margins can be material to Conectiv Energy.

_____________________________________________________________________________

This table provides information on the competitive energy segment's credit exposure, net of collateral, to wholesale counterparties.
Schedule of Credit Risk Exposure on Competitive Wholesale Energy Contracts (Millions of dollars)
	September 30, 2006
Rating (1)	Exposure Before Credit Collateral (2)	Credit Collateral (3)	Net Exposure	Number of Counterparties Greater Than 10% (4)	Net Exposure of Counterparties Greater Than 10%

Investment Grade	$82.1	$ -	$82.1	3	$51.4
Non-Investment Grade	2.9	2.0	.9
No External Ratings	19.9	1.1	18.8
Credit reserves			$ 1.1
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

     For additional information concerning market risk, please refer to Item 7A, "Quantitative and Qualitative Disclosure About Market Risk" in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2005.

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

_____________________________________________________________________________

Item 4. CONTROLS AND PROCEDURES
Pepco Holdings, Inc.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, Pepco Holdings, Inc. (PHI or Pepco Holdings) has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2006, and, based upon this evaluation, the chief executive officer and the chief financial officer of Pepco Holdings have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to Pepco Holdings and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Consideration of the Restatement

     As discussed in Note (15) of the Notes to Consolidated Financial Statements in Part II, Item 8 of Pepco Holdings' 2005 Form 10-K filed on March 13, 2006, Pepco Holdings restated its previously reported consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003, the quarterly financial information for the first three quarters in 2005, and all quarterly periods in 2004, to correct the accounting for certain deferred compensation arrangements and to correct errors with respect to unbilled revenue, taxes and various accrual accounts. In coming to the conclusion that Pepco Holdings' disclosure controls and procedures and Pepco Holdings' internal control over financial reporting were effective as of December 31, 2005, management concluded that the restatement items described in Note (15) of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Form 10-K filed on March 13, 2006, individually or in the aggregate, did not constitute a material weakness. In coming to this conclusion, management reviewed and analyzed the SEC's Staff Accounting Bulletin (SAB) No. 99, "Materiality," paragraph 29 of Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and SAB Topic 5F, "Accounting Changes Not Retroactively Applied Due to Immateriality," and took into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on shareholders' equity was not material to the financial statements of prior interim or annual periods; and (iii) that Pepco Holdings decided to restate its previously issued financial statements solely because the cumulative impact of the adjustments would have been material to the fourth quarter of 2005 reported net income.

Changes in Internal Control Over Financial Reporting

     During the three months ended September 30, 2006, there was no change in Pepco Holdings' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Pepco Holdings' internal control over financial reporting.

_____________________________________________________________________________

     On August 1, 2006, Conectiv Energy Holding Company (Conectiv Energy), a subsidiary of Pepco Holdings, completed development of new energy transaction software that provides additional functionality, such as enhanced PJM Interconnection, LLC (PJM) invoice reconciliation capability, hedge accounting, greater risk analysis capability and enhanced regulatory reporting capability.

     In July 2006, PHI's regulated subsidiaries Atlantic City Electric Company (ACE), Delmarva Power & Light Company (DPL) and Potomac Electric Power Company (Pepco), completed the upgrades to energy and settlement balancing software to manage zonal load balancing and settlement activities within PJM. This includes calculating third party supplier load responsibility, billings for large contract customers, settlement tracking and reporting and invoicing for Standard Offer Service (SOS) suppliers.

     Also in July 2006, Pepco contracted to outsource its cash remittance processing to a third party vendor, which already provides such service to ACE and DPL, Pepco Holdings' other regulated subsidiary companies. It is expected that third party vendor processing of Pepco's cash remittances will commence during the fourth quarter of 2006.

Potomac Electric Power Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, Pepco has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2006, and, based upon this evaluation, the chief executive officer and the chief financial officer of Pepco have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to Pepco and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Consideration of the Restatement

     As discussed in Note (13) of the Notes to Financial Statements in Part II, Item 8 of Pepco's 2005 Form 10-K filed on March 13, 2006, Pepco restated its previously reported financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003, the quarterly financial information for the first three quarters in 2005, and all quarterly periods in 2004, to correct the accounting for certain deferred compensation arrangements and to correct errors with respect to unbilled revenue, taxes and various accrual accounts. In coming to the conclusion that Pepco's disclosure controls and procedures were effective as of December 31, 2005, management concluded that the restatement items described in Note (13) of the Notes to Financial Statements in Part II, Item 8 of the Form 10-K filed on March 13, 2006, individually or in the aggregate, did not constitute a material weakness. In coming to this conclusion, management reviewed and analyzed the SEC's SAB No. 99, "Materiality," paragraph 29 of Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and SAB Topic 5F, "Accounting Changes Not Retroactively Applied Due to Immateriality," and took into

_____________________________________________________________________________

consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on shareholders' equity was not material to the financial statements of prior interim or annual periods; and (iii) that Pepco decided to restate its previously issued financial statements solely because the cumulative impact of the adjustments would have been material to the fourth quarter of 2005 reported net income.

Changes in Internal Control Over Financial Reporting

     During the three months ended September 30, 2006, there was no change in Pepco's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Pepco's internal control over financial reporting.

     In July 2006, Pepco completed its upgrades to energy and settlement balancing software to manage its zonal load balancing and settlement activities within PJM. This includes calculating third party supplier load responsibility, billings for large contract customers, settlement tracking and reporting and invoicing for SOS suppliers.

    Also in July 2006, Pepco contracted to outsource its cash remittance processing to a third party vendor, which already provides such service to ACE and DPL, Pepco Holdings' other regulated companies. It is expected that third party vendor processing of Pepco's cash remittances will commence during the fourth quarter of 2006.

Delmarva Power & Light Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, DPL has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2006, and, based upon this evaluation, the chief executive officer and the chief financial officer of DPL have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to DPL that is required to be disclosed in reports filed with, or submitted to, the SEC under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Consideration of the Restatement

     As discussed in Note (13) of the Notes to Financial Statements in Part II, Item 8 of DPL's 2005 Form 10-K filed on March 13, 2006, DPL restated its previously reported financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003, the quarterly financial information for the first three quarters in 2005, and all quarterly periods in 2004, to correct errors with respect to unbilled revenue, taxes and various accrual accounts. In coming to the conclusion that DPL's disclosure controls and procedures were effective as of December 31, 2005, management concluded that the restatement items described in Note (13) of the Notes to Financial Statements in Part II, Item 8 of the Form 10-K filed on March 13, 2006, individually or in the aggregate, did not constitute a material weakness. In coming to this conclusion, management reviewed and analyzed the SEC's SAB No. 99, "Materiality,"

_____________________________________________________________________________

paragraph 29 of Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and SAB Topic 5F, "Accounting Changes Not Retroactively Applied Due to Immateriality," and took into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on shareholders' equity was not material to the financial statements of prior interim or annual periods; and (iii) that DPL decided to restate its previously issued financial statements solely because of corrections recorded in Pepco Holdings consolidated financial statements.

Changes in Internal Control Over Financial Reporting

     During the three months ended September 30, 2006, there was no change in DPL's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, DPL's internal control over financial reporting.

     In July 2006, DPL converted to an upgraded energy and settlement balancing software to manage its zonal load balancing and settlement activities within PJM. This includes calculating third party supplier load responsibility, billings for large contract customers, settlement tracking and reporting and invoicing for SOS suppliers

Atlantic City Electric Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, ACE has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2006, and, based upon this evaluation, the chief executive officer and the chief financial officer of ACE have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to ACE and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Consideration of the Restatement

     As discussed in Note (14) of the Notes to Consolidated Financial Statements in Part II, Item 8 of ACE's 2005 Form 10-K filed on March 13, 2006, ACE restated its previously reported consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003, the quarterly financial information for the first three quarters in 2005, and all quarterly periods in 2004, to correct errors with respect to taxes and various accrual accounts. In coming to the conclusion that ACE's disclosure controls and procedures were effective as of December 31, 2005, management concluded that the restatement items described in Note (14) of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Form 10-K filed on March 13, 2006, individually or in the aggregate, did not constitute a material weakness. In coming to this conclusion, management reviewed and analyzed the SEC's SAB No. 99, "Materiality," paragraph 29 of Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and SAB Topic 5F, "Accounting Changes Not Retroactively

_____________________________________________________________________________

Applied Due to Immateriality," and took into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on shareholders' equity was not material to the financial statements of prior interim or annual periods; and (iii) that ACE restated is previously issued consolidated financial statements solely because of corrections recorded in Pepco Holdings consolidated financial statements.

Changes in Internal Control Over Financial Reporting

     During the three months ended September 30, 2006, there was no change in ACE's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ACE's internal control over financial reporting.

     In July 2006, ACE converted to an upgraded energy and settlement balancing software to manage its load balancing and settlement activities within PJM. This includes calculating third party supplier load responsibility, billings for large contract customers, settlement tracking and reporting and invoicing for SOS suppliers.

Part II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Pepco Holdings

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. In July 2003, Mirant filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court). On December 9, 2005, the Bankruptcy Court approved Mirant's Plan of Reorganization, and the Mirant business emerged from bankruptcy on January 3, 2006. On May 30, 2006, Pepco, PHI and certain affiliated companies entered into a Settlement Agreement and Release with Mirant (the Settlement Agreement), which, subject to court approval, settles all outstanding issues among the parties arising from or related to the Mirant bankruptcy. On August 9, 2006, the Bankruptcy Court approved the Settlement Agreement, and on August 18, 2006, certain holders of Mirant bankruptcy claims, who had objected to approval of the Settlement Agreement before the Bankruptcy Court appealed the approval order to the U.S. District Court for the Northern District of Texas (the District Court). The District Court has not yet scheduled a hearing on the appeal.

     For further information concerning the litigation with Mirant and other litigation matters, please refer to Item 3, "Legal Proceedings," included in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2005 and Note (4), "Commitments and Contingencies," to the financial statements of PHI included herein.

Pepco

     In 2000, Pepco sold substantially all of its electricity generation assets to Mirant Corporation, formerly Southern Energy, Inc. In July 2003, Mirant filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court). On December 9, 2005, the Bankruptcy Court approved Mirant's Plan of Reorganization, and the Mirant business emerged from bankruptcy on January 3,

_____________________________________________________________________________

2006. On May 30, 2006, Pepco, PHI and certain affiliated companies entered into a Settlement Agreement and Release with Mirant (the Settlement Agreement), which, subject to court approval, settles all outstanding issues among the parties arising from or related to the Mirant bankruptcy. On August 9, 2006, the Bankruptcy Court approved the Settlement Agreement, and on August 18, 2006, certain holders of Mirant bankruptcy claims, who had objected to approval of the Settlement Agreement before the Bankruptcy Court appealed the approval order to the U.S. District Court for the Northern District of Texas (the District Court). The District Court has not yet scheduled a hearing on the appeal.

     For further information concerning the litigation with Mirant and other litigation matters, please refer to Note (4), "Commitments and Contingencies," to the financial statements of Pepco included herein.

DPL
For information concerning litigation matters, please refer to Note (4), "Commitments and Contingencies," to the financial statements of DPL included herein.
ACE
For information concerning litigation matters, please refer to Note (4), "Commitments and Contingencies," to the financial statements of ACE included herein.
Item 1A. RISK FACTORS
Pepco Holdings

     For a discussion of Pepco Holdings' risk factors, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2005. Except for the risk factors listed below, no material changes to Pepco Holdings' risk factors occurred during the third quarter of 2006. The risk factors as to which there has been a material change are updated as follows:

Update Regarding Mirant Bankruptcy

     On May 30, 2006, Pepco, PHI and certain affiliated companies entered into a Settlement Agreement and Release with Mirant (the Settlement Agreement), which, subject to court approval, settles all outstanding issues among the parties arising from or related to the Mirant bankruptcy. On August 9, 2006, the Bankruptcy Court approved the Settlement Agreement, and on August 18, 2006, certain holders of Mirant bankruptcy claims, who had objected to approval of the Settlement Agreement before the Bankruptcy Court appealed the approval order to the U.S. District Court for the Northern District of Texas (the District Court). The District Court has not yet scheduled a hearing on the appeal. See Note (4), "Commitments and Contingencies -- Regulatory and Other Matters," herein, for additional information.

_____________________________________________________________________________

The IRS challenge to cross-border energy sale and lease-back transactions entered into by a PHI subsidiary could result in loss of prior and future tax benefits

     PCI maintains a portfolio of cross-border energy sale-leaseback transactions, which as of September 30, 2006, had a book value of approximately $1.3 billion and from which PHI derives approximately $55 million per year in tax benefits in the form of interest and depreciation deductions. In June 2006, the IRS issued its final proposed adjustments on PCI's cross-border sale-leaseback transactions in which the IRS disallowed the tax benefits claimed by PHI with respect to these leases for the years 2001 and 2002. See Note (4), "Commitments and Contingencies -- Regulatory and Other Matters," herein, for additional information.

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

     In June 2006, the IRS issued its final proposed adjustments (based on Revenue Ruling 2005-53) which disallow substantially all of the incremental tax benefits that Pepco, DPL and ACE had claimed on their 2001 and 2002 tax returns by requiring the companies to capitalize and depreciate certain expenses rather than treat such expenses as current deductions.

     PHI has filed a protest against the IRS adjustments and the unresolved audit will now be forwarded to the Appeals Office. However, if the IRS is successful in requiring Pepco, DPL and ACE to capitalize and depreciate construction costs that results in a tax and interest assessment greater than management's estimate of $121 million, PHI will be required to pay additional taxes and interest to the extent these adjustments exceed the $121 million additional tax payment made in February 2006. See Note (4), "Commitments and Contingencies -- Regulatory and Other Matters," herein, for additional information.

Pepco

     For a discussion of Pepco's risk factors, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in Pepco's Annual Report on Form 10-K for the year ended December 31, 2005. Except for the risk factors listed below, no material changes to Pepco's risk factors occurred during the third quarter of 2006. The risk factor as to which there has been a material change is updated as follows:

Update Regarding Mirant Bankruptcy

     On May 30, 2006, Pepco, PHI and certain affiliated companies entered into a Settlement Agreement and Release with Mirant (the Settlement Agreement), which, subject to court approval, settles all outstanding issues among the parties arising from or related to the Mirant

_____________________________________________________________________________

bankruptcy. On August 9, 2006, the Bankruptcy Court approved the Settlement Agreement, and on August 18, 2006, certain holders of Mirant bankruptcy claims, who had objected to approval of the Settlement Agreement before the Bankruptcy Court appealed the approval order to the U.S. District Court for the Northern District of Texas (the District Court). The District Court has not yet scheduled a hearing on the appeal. See Note (4), "Commitments and Contingencies -- Regulatory and Other Matters," herein, for additional information.

DPL

     For a discussion of DPL's risk factors, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in DPL's Annual Report on Form 10-K for the year ended December 31, 2005. No material changes to DPL's risk factors occurred during the third quarter of 2006.

ACE

     For a discussion of ACE's risk factors, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in ACE's Annual Report on Form 10-K for the year ended December 31, 2005. No material changes to ACE's risk factors occurred during the third quarter of 2006.

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

Exhibit No.	Registrant(s)	Description of Exhibit	Reference
10	PHI	Short-term Loan Agreement, dated as of August 10, 2006, between Pepco Holdings, Inc. and The Bank of Nova Scotia.	Exh. 10.1 to PHI's Form 8-K, 08/10/2006.
12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.
12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.
12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.
12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

                                                                                                                                                                190

________________________________________________________________________________
Exhibit 12.1 Statements Re. Computation of Ratios

PEPCO HOLDINGS
		For the Year Ended December 31, (a)
	Nine Months Ended September 30, 2006	2005	(Restated) 2004	(Restated) 2003	(Restated) 2002	(Restated) 2001
	(Millions of dollars)

Income before extraordinary item (b)	$211.9	$368.5	$257.4	$204.9	$218.7	$193.3

Income tax expense	136.7	255.2	167.3	62.1	124.9	83.1

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	256.4	341.4	376.2	385.9	229.5	164.1
Other interest	10.9	20.3	20.6	21.7	21.0	23.8
Preferred dividend requirements of subsidiaries	1.0	2.5	2.8	13.9	20.6	14.2
Total fixed charges	268.3	364.2	399.6	421.5	271.1	202.1

Non-utility capitalized interest	(.7)	(.5)	(.1)	(10.2)	(9.9)	(2.7)

Income before extraordinary item, income tax expense, and fixed charges	$616.2	$987.4	$824.2	$678.3	$604.8	$475.8

Total fixed charges, shown above	268.3	364.2	399.6	421.5	271.1	202.1

Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	.6	1.7	1.8	4.2	11.8	6.1

Fixed charges for ratio computation	$268.9	$365.9	$401.4	$425.7	$282.9	$208.2

Ratio of earnings to fixed charges and preferred dividends	2.29	2.70	2.05	1.59	2.14	2.29

(a)

As discussed in Note (6) to the consolidated financial statements of Pepco Holdings included in Item 1, "Financial Statements," Pepco Holdings restated its financial statements to reflect the correction of the accounting for certain deferred compensation arrangements and other errors that management deemed to be immaterial.

(b)	Excludes income (losses) on equity investments.

                                                                                                                                                                191

________________________________________________________________________________
Exhibit 12.2 Statements Re. Computation of Ratios
PEPCO
		For the Year Ended December 31, (a)
	Nine Months Ended September 30, 2006	2005	(Restated) 2004	(Restated) 2003	(Restated) 2002	(Restated) 2001
	(Millions of dollars)

Net income (b)	$78.4	$165.0	$96.5	$103.2	$141.1	$193.3

Income tax expense	50.0	127.6	55.7	67.3	79.1	83.1

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	58.4	82.8	82.5	83.8	114.5	164.1
Other interest	9.8	13.6	14.3	16.2	17.3	23.8
Preferred dividend requirements of a subsidiary trust	-	-	-	4.6	9.2	9.2
Total fixed charges	68.2	96.4	96.8	104.6	141.0	197.1

Non-utility capitalized interest	-	-	-	-	(.2)	(2.7)

Income before income tax expense, and fixed charges	$196.6	$389.0	$249.0	$275.1	$361.0	$470.8

Ratio of earnings to fixed charges	2.88	4.04	2.57	2.63	2.56	2.39

Total fixed charges, shown above	68.2	96.4	96.8	104.6	141.0	197.1

Preferred dividend requirements, excluding mandatorily redeemable preferred securities subsequent to SFAS No. 150 implementation, adjusted to a pre-tax amount	1.6	2.3	1.6	5.5	7.8	7.1

Total fixed charges and preferred dividends	$69.8	$98.7	$98.4	$110.1	$148.8	$204.2

Ratio of earnings to fixed charges and preferred dividends	2.82	3.94	2.53	2.50	2.43	2.31

(a)

As discussed in Note (5) to the consolidated financial statements of Pepco included in Item 1, "Financial Statements," Pepco restated its financial statements to reflect the correction of the accounting for certain deferred compensation arrangements and other errors that management deemed to be immaterial.

(b)	Excludes losses on equity investments.

                                                                                                                                                                192

________________________________________________________________________________
Exhibit 12.3 Statements Re. Computation of Ratios
DPL
		For the Year Ended December 31, (a)
	Nine Months Ended September 30, 2006	2005	(Restated) 2004	(Restated) 2003	(Restated) 2002	(Restated) 2001
	(Millions of dollars)

Net income	$33.0	$74.7	$63.0	$52.4	$51.5	$200.6

Income tax expense	26.5	57.6	48.1	37.0	36.9	139.9

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	30.2	35.3	33.0	37.2	44.1	68.5
Other interest	1.9	2.7	2.2	2.7	3.6	3.4
Preferred dividend requirements of a subsidiary trust	-	-	-	2.8	5.7	5.7
Total fixed charges	32.1	38.0	35.2	42.7	53.4	77.6

Income before income tax expense, and fixed charges	$91.6	$170.3	$146.3	$132.1	$141.8	$418.1

Ratio of earnings to fixed charges	2.85	4.48	4.16	3.09	2.66	5.39

Total fixed charges, shown above	32.1	38.0	35.2	42.7	53.4	77.6

Preferred dividend requirements, adjusted to a pre-tax amount	1.1	1.8	1.7	1.7	2.9	6.3

Total fixed charges and preferred dividends	$33.2	$39.8	$36.9	$44.4	$56.3	$83.9

Ratio of earnings to fixed charges and preferred dividends	2.76	4.28	3.96	2.98	2.52	4.98

(a)

As discussed in Note (5) to the financial statements of DPL included in Item 1, "Financial Statements," DPL restated its financial statements to reflect the correction of errors that management deemed to be immaterial. These errors otherwise would not have required restatement except for the restatement by Pepco Holdings to correct the accounting for certain deferred compensation arrangements.

                                                                                                                                                                193

________________________________________________________________________________
Exhibit 12.4 Statements Re. Computation of Ratios
ACE
		For the Year Ended December 31, (a)
	Nine Months Ended September 30, 2006	2005	(Restated) 2004	(Restated) 2003	(Restated) 2002	(Restated) 2001
	(Millions of dollars)

Income from continuing operations (b)	$54.3	$51.1	$58.8	$31.6	$17.1	$63.0

Income tax expense	28.0	41.2	40.7	20.7	5.9	38.3

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	48.2	60.1	62.2	63.7	55.6	62.2
Other interest	2.4	3.7	3.4	2.6	2.4	3.3
Preferred dividend requirements of subsidiary trusts	-	-	-	1.8	7.6	7.6
Total fixed charges	50.6	63.8	65.6	68.1	65.6	73.1

Income before extraordinary item, income tax expense, and fixed charges	$132.9	$156.1	$165.1	$120.4	$88.6	$174.4

Ratio of earnings to fixed charges	2.63	2.45	2.52	1.77	1.35	2.39

Total fixed charges, shown above	50.6	63.8	65.6	68.1	65.6	73.1

Preferred dividend requirements adjusted to a pre-tax amount	.3	.5	.5	.5	.9	2.7

Total fixed charges and preferred dividends	$50.9	$64.3	$66.1	$68.6	$66.5	$75.8

Ratio of earnings to fixed charges and preferred dividends	2.61	2.43	2.50	1.76	1.33	2.30

(a)

As discussed in Note (6) to the financial statements of ACE included in Item 1, "Financial Statements," ACE restated its financial statements to reflect the correction of errors that management deemed to be immaterial. These errors otherwise would not have required restatement except for the restatement by Pepco Holdings to correct the accounting for certain deferred compensation arrangements.

(b)

The ratios for 2005-2001 have been restated to reflect discontinued operations of B.L. England, Keystone and Conemaugh as discussed in Note (5) to the financial statements of ACE included in Item 1, "Financial Statements."

                                                                                                                                                                194

________________________________________________________________________________
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 6, 2006		/s/ D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer

                                                                                                                                                                195

________________________________________________________________________________
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 6, 2006	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

                                                                                                                                                                196

________________________________________________________________________________
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 6, 2006	/s/ W. J. SIM William J. Sim President and Chief Executive Officer

                                                                                                                                                                197

________________________________________________________________________________
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 6, 2006		/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

                                                                                                                                                                198

________________________________________________________________________________
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 6, 2006		/s/ T. S. SHAW Thomas S. Shaw President and Chief Executive Officer

                                                                                                                                                                199

________________________________________________________________________________
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 6, 2006		/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

                                                                                                                                                                200

________________________________________________________________________________
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 6, 2006		/s/ W. J. SIM William J. Sim President and Chief Executive Officer

                                                                                                                                                                201

________________________________________________________________________________
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 6, 2006		/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer

                                                                                                                                                                202

________________________________________________________________________________
Exhibit 32.1
Certificate of Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Pepco Holdings, Inc. for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pepco Holdings, Inc.

November 6, 2006	/s/ D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer
November 6, 2006	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Pepco Holdings, Inc. and will be retained by Pepco Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                                                                                                                203

________________________________________________________________________________
Exhibit 32.2
Certificate of Chief Executive Officer and Chief Financial Officer of Potomac Electric Power Company (pursuant to 18 U.S.C. Section 1350)

     I, William J. Sim, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Potomac Electric Power Company for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Potomac Electric Power Company.

November 6, 2006	/s/ W. J. SIM William J. Sim President and Chief Executive Officer
November 6, 2006	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Potomac Electric Power Company and will be retained by Potomac Electric Power Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                                                                                                                204

________________________________________________________________________________
Exhibit 32.3
Certificate of Chief Executive Officer and Chief Financial Officer of Delmarva Power & Light Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Delmarva Power & Light Company for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Delmarva Power & Light Company.

November 6, 2006	/s/ T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
November 6, 2006	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Delmarva Power & Light Company and will be retained by Delmarva Power & Light Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                                                                                                                205

________________________________________________________________________________
Exhibit 32.4
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (pursuant to 18 U.S.C. Section 1350)

     I, William J. Sim, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Atlantic City Electric Company for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

November 6, 2006	/s/ W. J. SIM William J. Sim President and Chief Executive Officer
November 6, 2006	/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Company and will be retained by Atlantic City Electric Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                                                                                                                206

________________________________________________________________________________
SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 6, 2006

PEPCO HOLDINGS, INC. (PHI)
POTOMAC ELECTRIC POWER COMPANY (Pepco)
DELMARVA POWER & LIGHT COMPANY (DPL)
ATLANTIC CITY ELECTRIC COMPANY (ACE)
       (Registrants)

By    /s/ JOSEPH M. RIGBY
        Joseph M. Rigby
        Senior Vice President and
        Chief Financial Officer,
            PHI, Pepco and DPL
        Chief Financial Officer, ACE

                                                                                                                                                                207

________________________________________________________________________________

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

                                                                                                                                                                208

________________________________________________________________________________