Form 10-Q
period 2007-03-31
PEPCO HOLDINGS INC; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/; POTOMAC ELECTRIC POWER CO
filed 2007-05-07
CIK 1135971, 8192, 27879, 79732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007
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

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at March 31, 2007
Pepco Holdings	193,082,141 ($.01 par value)
Pepco	100 ($.01 par value) (a)
DPL	1,000 ($2.25 par value) (b)
ACE	8,546,017 ($3 par value) (b)
(a)	All voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv, a wholly owned subsidiary of Pepco Holdings.

     THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL, AND ACE. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

GLOSSARY OF TERMS
Term	Definition
ABO	Accumulated benefit obligation
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
ACO	Administrative Consent Order
ADFIT	Accumulated deferred Federal Income Taxes
ADITC	Accumulated deferred investment tax credits
Ancillary services	Generally, electricity generation reserves and reliability services
APCA	Air Pollution Control Act
Asset Purchase and Sale Agreement	Asset Purchase and Sale Agreement, dated as of June 7, 2000 and subsequently amended, between Pepco and Mirant (formerly Southern Energy, Inc.) relating to the sale of Pepco's generation assets
Bankruptcy Court	Bankruptcy Court for the Northern District of Texas
Bankruptcy Emergence Date	January 3, 2006, the date Mirant emerged from bankruptcy
Bcf	Billion cubic feet
BGS	Basic Generation Service (the supply of electricity by ACE to retail customers in New Jersey who have not elected to purchase electricity from a competitive supplier)
BPU Financing Orders	Bondable stranded costs rate orders issued by the NJBPU
BSA	Bill stabilization adjustment mechanism
Circuit Court	U.S. Court of Appeals for the Fifth Circuit
Competitive Energy Business	Consists of the business operations of Conectiv Energy and Pepco Energy Services
Conectiv	A wholly owned subsidiary of PHI, which is a PUHCA 2005 holding company. Conectiv also is the parent of DPL and ACE
Conectiv Energy	Conectiv Energy Holding Company and its subsidiaries
DCPSC	District of Columbia Public Service Commission
Delaware District Court	United States District Court for the District of Delaware
District Court	U.S. District Court for the Northern District of Texas
District of Columbia OPC	Office of People's Counsel of the District of Columbia
DPL	Delmarva Power & Light Company
DPSC	Delaware Public Service Commission
DRP	PHI's Shareholder Dividend Reinvestment Plan
EDECA	New Jersey Electric Discount and Energy Competition Act
EDIT	Excess Deferred Income Taxes
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
ERISA	Employment Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FAS	Financial Accounting Standards
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
Financing Order	Financing Order of the SEC under PUHCA 1935 dated June 30, 2005, with respect to PHI and its subsidiaries
FSP	FASB Staff Position
i
Term	Definition
FTB	FASB Technical Bulletin
GCR	Gas Cost Rate
GPC	Generation Procurement Credit
GWh	Gigawatt hour
Heating Degree Days	Daily difference in degrees by which the mean (high and low divided by 2) dry bulb temperature is below a base of 65 degrees Fahrenheit.
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ITC	Investment Tax Credit
Kwh	Kilowatt hour
LEAC Liability	ACE's $59.3 million deferred energy cost liability existing as of July 31, 1999, related to ACE's Levelized Energy Adjustment Clause and ACE's Demand Side Management Programs
Maryland OPC	Office of People's Counsel of Maryland
Mcf	One thousand cubic feet
MDE	Maryland Department of the Environment
MGP	Manufactured gas plant
Mirant

Mirant Corporation and its predecessors and its subsidiaries and the Mirant business that emerged from bankruptcy on January 3, 2006 pursuant to the Reorganization Plan, as a new corporation of the same name

Moody's	Moody's Investor Service
MPSC	Maryland Public Service Commission
MTC	Market transition charge
NFA	No Further Action letter issued by the NJDEP
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
Normalization provisions

Sections of the Internal Revenue Code and related regulations that dictate how excess deferred income taxes resulting from the corporate income tax rate reduction enacted by the Tax Reform Act of 1986 and accumulated deferred investment tax credits should be treated for ratemaking purposes

Notice	Notice 2005-13 issued by the Treasury Department and IRS on February 11, 2005
OCI	Other Comprehensive Income
Panda	Panda-Brandywine, L.P.
Panda PPA	PPA between Pepco and Panda
PBO	Projected benefit obligation
PCI	Potomac Capital Investment Corporation and its subsidiaries
Pepco	Potomac Electric Power Company
Pepco Distribution	The total aggregate distribution to Pepco pursuant to the Settlement Agreement
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
Pepco Holdings or PHI	Pepco Holdings, Inc.
Pepco TPA Claim	Pepco's $105 million allowed, pre-petition general unsecured claim against Mirant
ii
Term	Definition
PHI Parties	The PHI Retirement Plan, PHI and Conectiv, parties to cash balance plan litigation brought by three management employees of PHI Service Company
PJM	PJM Interconnection, LLC
PLR	Private letter ruling from the IRS
POLR	Provider of Last Resort service (the supply of electricity by DPL before May 1, 2006 to retail customers in Delaware who have not elected to purchase electricity from a competitive supplier)
Power Delivery	PHI's Power Delivery Business
PPA	Power Purchase Agreement
PPA-Related Obligations	Mirant's obligations to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the Panda PPA
Pre-Petition Claims	Unpaid obligations of Mirant to Pepco existing at the time of filing of Mirant's bankruptcy petition consisting primarily of payments due Pepco in respect of the PPA-Related obligations
PRP	Potentially responsible party
PSD	Prevention of Significant Deterioration
PUHCA 1935	Public Utility Holding Company of 1935, which was repealed effective February 8, 2006
PUHCA 2005	Public Utility Holding Company Act of 2005, which became effective February 8, 2006
RAR	IRS revenue agent's report
RC Cape May	RC Cape May Holdings, LLC, an affiliate of Rockland Capital Energy Investments, LLC, and the purchaser of B.L. England generating facility.
Recoverable stranded costs	The portion of stranded costs that is recoverable from ratepayers as approved by regulatory authorities
Regulated electric revenues	Revenues for delivery (transmission and distribution) service and electricity supply service
Reorganization Plan	Mirant's Plan of Reorganization
RI/FS	Remedial Investigation/Feasibility Study
ROE	Return on common equity
S&P	Standard & Poor's
SEC	Securities and Exchange Commission
Settlement Agreement	Amended Settlement Agreement and Release, dated as of October 24, 2003 between Pepco and Mirant
SFAS	Statement of Financial Accounting Standards
SMECO	Southern Maryland Electric Cooperative, Inc.
SMECO Agreement	Capacity purchase agreement between Pepco and SMECO
SMECO Settlement Agreement	Settlement Agreement and Release entered into between Mirant and SMECO
SOS

Standard Offer Service (the supply of electricity by Pepco in the District of Columbia, by Pepco and DPL in Maryland and by DPL in Delaware on and after May 1, 2006, to retail customers who have not elected to purchase electricity from a competitive supplier)

Standard Offer Service revenue or SOS revenue	Revenue Pepco receives for the procurement of energy by Pepco for its SOS customers
iii
Term	Definition
Stranded costs

Costs incurred by a utility in connection with providing service which would otherwise be unrecoverable in a competitive or restructured market. Such costs may include costs for generation assets, purchased power costs, and regulatory assets and liabilities, such as accumulated deferred income taxes.

Third Circuit	United States Court of Appeals for the Third Circuit
TPAs	Transition Power Agreements for Maryland and the District of Columbia between Pepco and Mirant
Transition Bonds	Transition bonds issued by ACE Funding
Treasury lock	A hedging transaction that allows a company to "lock-in" a specific interest rate corresponding to the rate of a designated Treasury bond for a determined period of time
VaR	Value at Risk
VRDB	Variable Rate Demand Bonds
VSCC	Virginia State Corporation Commission

iv

THIS PAGE INTENTIONALLY LEFT BLANK.

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.
	Registrants
Item	Pepco Holdings	Pepco*	DPL*	ACE
Consolidated Statements of Earnings	3	44	67	84
Consolidated Statements of Comprehensive Earnings	4	N/A	N/A	N/A
Consolidated Balance Sheets	5	45	68	85
Consolidated Statements of Cash Flows	7	47	70	87
Notes to Consolidated Financial Statements	8	48	71	88

* Pepco and DPL have no subsidiaries and therefore their financial statements are not consolidated.

1

THIS PAGE INTENTIONALLY LEFT BLANK.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended March 31,
	2007	2006
	(Millions of dollars, except share data)

Operating Revenue
Power Delivery	$1,275.1	$1,174.8
Competitive Energy	887.1	756.7
Other	16.6	20.4
Total Operating Revenue	2,178.8	1,951.9

Operating Expenses
Fuel and purchased energy	1,477.0	1,226.7
Other services cost of sales	138.1	156.9
Other operation and maintenance	207.1	204.4
Depreciation and amortization	93.1	104.2
Other taxes	85.3	81.4
Deferred electric service costs	28.1	19.4
Impairment loss	-	6.3
Gain on sale of assets	(2.5)	(1.3)
Total Operating Expenses	2,026.2	1,798.0

Operating Income	152.6	153.9

Other Income (Expenses)
Interest and dividend income	3.3	3.5
Interest expense	(84.6)	(81.6)
Income from equity investments	3.4	.7
Other income	8.6	20.9
Other expenses	(.2)	(5.0)
Total Other Expenses	(69.5)	(61.5)

Preferred Stock Dividend Requirements of Subsidiaries	.1	.4

Income Before Income Tax Expense	83.0	92.0

Income Tax Expense	31.4	35.2

Net Income	51.6	56.8

Retained Earnings at Beginning of Period	1,068.7	1,018.7

Cumulative Effect Adjustment Related to the Implementation of FIN 48	1.4	-

LTIP Dividend	(.2)	-

Dividends Paid on Common Stock (Note 4)	(50.1)	(49.4)

Retained Earnings at End of Period	$1,071.4	$1,026.1

Basic and Diluted Share Information
Weighted average shares outstanding	192.5	189.9
Earnings per share of common stock	$.27	$.29

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
	Three Months Ended March 31,
	2007	2006
	(Millions of dollars)

Net income	$51.6	$56.8

Other comprehensive earnings (losses)

Unrealized gains (losses) on commodity derivatives designated as cash flow hedges:
Unrealized holding gains (losses) arising during period	18.7	(89.6)
Less: reclassification adjustment for (losses) gains included in net earnings	(11.8)	35.8
Net unrealized gains (losses) on commodity derivatives	30.5	(125.4)

Realized gain on Treasury Lock transaction	2.9	2.9

Other comprehensive earnings (losses), before taxes	33.4	(122.5)

Income tax expense (benefit)	11.8	(48.9)

Other comprehensive earnings (losses), net of income taxes	21.6	(73.6)

Comprehensive earnings (losses)	$73.2	$(16.8)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	March 31, 2007	December 31, 2006
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$81.7	$48.8
Restricted cash	17.1	12.0
Accounts receivable, less allowance for uncollectible accounts of $34.8 million and $35.8 million, respectively	1,163.9	1,253.5
Fuel, materials and supplies-at average cost	241.7	288.8
Unrealized gains - derivative contracts	46.2	72.7
Prepayments of income taxes	278.4	228.4
Prepaid expenses and other	83.1	77.2
Total Current Assets	1,912.1	1,981.4

INVESTMENTS AND OTHER ASSETS
Goodwill	1,409.2	1,409.2
Regulatory assets	1,524.0	1,570.8
Investment in finance leases held in trust	1,330.9	1,321.8
Income taxes receivable	200.5	-
Other	364.0	383.7
Total Investments and Other Assets	4,828.6	4,685.5

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	11,858.6	11,819.7
Accumulated depreciation	(4,277.8)	(4,243.1)
Net Property, Plant and Equipment	7,580.8	7,576.6

TOTAL ASSETS	$14,321.5	$14,243.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2007	December 31, 2006
	(Millions of dollars, except shares)

CURRENT LIABILITIES
Short-term debt	$382.1	$349.6
Current maturities of long-term debt	870.0	857.5
Accounts payable and accrued liabilities	718.0	700.7
Capital lease obligations due within one year	5.5	5.5
Taxes accrued	103.1	99.9
Interest accrued	67.7	80.1
Interest and tax liability on uncertain tax positions	124.8	-
Other	380.4	433.6
Total Current Liabilities	2,651.6	2,526.9

DEFERRED CREDITS
Regulatory liabilities	793.9	842.7
Deferred income taxes	1,976.2	2,084.0
Investment tax credits	39.2	46.1
Pension benefit obligation	84.4	78.3
Other postretirement benefit obligations	411.6	405.0
Income taxes payable	145.3	-
Other	291.5	256.5
Total Deferred Credits	3,742.1	3,712.6

LONG-TERM LIABILITIES
Long-term debt	3,676.7	3,768.6
Transition Bonds issued by ACE Funding	456.8	464.4
Long-term project funding	22.5	23.3
Capital lease obligations	111.0	111.1
Total Long-Term Liabilities	4,267.0	4,367.4

COMMITMENTS AND CONTINGENCIES (NOTE 4)

MINORITY INTEREST	6.2	24.4

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, 193,082,141 shares and 191,932,445 shares outstanding, respectively	1.9	1.9
Premium on stock and other capital contributions	2,663.1	2,645.0
Accumulated other comprehensive loss	(81.8)	(103.4)
Retained earnings	1,071.4	1,068.7
Total Shareholders' Equity	3,654.6	3,612.2

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,321.5	$14,243.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2007	2006
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$51.6	$56.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	93.1	104.2
Gain on sale of assets	(2.5)	(1.3)
Gain on sale of other investment	-	(12.3)
Impairment loss	-	6.3
Rents received from leveraged leases under income earned	(19.1)	(18.7)
Deferred income taxes	28.0	31.6
Changes in:
Accounts receivable	89.7	293.5
Regulatory assets and liabilities	17.6	26.0
Materials and supplies	31.8	4.6
Accounts payable and accrued liabilities	(6.1)	(281.1)
Interest and taxes accrued	(21.8)	(187.3)
Other changes in working capital	(5.9)	.5
Net other operating	1.1	(40.4)
Net Cash From (Used By) Operating Activities	257.5	(17.6)

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(127.0)	(120.2)
Proceeds from sale of assets	10.6	2.3
Proceeds from the sale of other investments	-	13.1
Net other investing activities	(3.6)	3.1
Net Cash Used By Investing Activities	(120.0)	(101.7)

FINANCING ACTIVITIES
Dividends paid on common stock	(50.1)	(49.4)
Dividends paid on preferred stock	(.1)	(.4)
Common stock issued for the Dividend Reinvestment Plan	7.0	7.4
Issuance of common stock	19.9	2.0
Preferred stock redeemed	(18.2)	(21.5)
Issuances of long-term debt	.3	108.6
Reacquisition of long-term debt	(88.1)	(372.1)
Issuances of short-term debt, net	32.5	376.2
Net other financing activities	(7.8)	(2.2)
Net Cash (Used By) From Financing Activities	(104.6)	48.6

Net Increase (Decrease) in Cash and Cash Equivalents	32.9	(70.7)
Cash and Cash Equivalents at Beginning of Period	48.8	121.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81.7	$50.8

NONCASH ACTIVITIES
Asset retirement obligations associated with removal costs transferred to regulatory liabilities	$4.0	$(3.8)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$.6	$162.7

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

     In 2006, the Public Utility Holding Company Act of 1935 (PUHCA 1935) was repealed and was replaced by the Public Utility Holding Company Act of 2005 (PUHCA 2005). As a result, PHI has ceased to be regulated by the Securities and Exchange Commission (SEC) as a public utility holding company and is now subject to the regulatory oversight of the Federal Energy Regulatory Commission (FERC). PHI has notified FERC that it will continue, until further notice, to operate pursuant to the authority granted in the financing order issued by the SEC under PUHCA 1935, which has an authorization period ending June 30, 2008, relating to the issuance of securities and guarantees, other financing transactions and the operation of the money pool by PHI and its subsidiaries that participate in the money pool.

     PHI Service Company, a subsidiary service company of PHI, provides a variety of support services, including legal, accounting, tax, financial reporting, treasury, purchasing and information technology services to PHI and its operating subsidiaries. These services are provided pursuant to a service agreement among PHI, PHI Service Company, and the participating operating subsidiaries. The expenses of the service company are charged to PHI and the participating operating subsidiaries in accordance with costing methodologies set forth in the service agreement.

The following is a description of each of PHI's two principal business operations.
Power Delivery
The largest component of PHI's business is Power Delivery, which consists of the transmission and distribution of electricity and the distribution of natural gas.

     PHI's Power Delivery business is conducted by its three regulated utility subsidiaries: Pepco, DPL and ACE. Each subsidiary is a regulated public utility in the jurisdictions that comprise its service territory. Pepco, DPL and ACE each owns and operates a network of wires, substations and other equipment that are classified either as transmission or distribution facilities. Transmission facilities are high-voltage systems that carry wholesale electricity into, or across, the utility's service territory. Distribution facilities are low-voltage systems that carry electricity to end-use customers in the utility's service territory. Together the three companies constitute a single segment for financial reporting purposes.

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
In this Form 10-Q, these supply services are referred to generally as Default Electricity Supply.
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

Other Business Operations

     Through its subsidiary, Potomac Capital Investment Corporation (PCI), PHI maintains a portfolio of cross-border energy sale-leaseback transactions, with a book value at March 31, 2007 of approximately $1.3 billion. This activity constitutes a fourth operating segment, which is designated as "Other Non-Regulated" for financial reporting purposes. For a discussion of PHI's cross-border leasing transactions, see "Regulatory and Other Matters -- Federal Tax Treatment of Cross-Border Leases."

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     Pepco Holdings' unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in PHI's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of PHI's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco Holdings' financial condition as of March 31, 2007, in accordance with GAAP. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results for the three months ended March 31, 2007 may not be indicative of PHI's results that will be realized for the full year ending December 31, 2007, since its Power Delivery subsidiaries' sales and delivery of electric energy are seasonal.

FIN 46R, "Consolidation of Variable Interest Entities"

     Subsidiaries of Pepco Holdings have power purchase agreements (PPAs) with a number of entities, including three contracts between unaffiliated non-utility generators (NUGs) and ACE and an agreement of Pepco with Panda-Brandywine, L.P. (Panda) entered into in 1991, pursuant to which Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (Panda PPA). Due to a variable element in the pricing structure of the ACE NUGs and the Panda PPA, the Pepco Holdings' subsidiaries potentially assume the variability in the operations of the plants related to these PPAs and therefore have a variable interest in the counterparties to these PPAs. In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R (revised December 2003), entitled "Consolidation of Variable Interest Entities" (FIN 46R), Pepco Holdings continued, during the first quarter of 2007, to conduct exhaustive efforts to obtain information from these four entities, but was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether these four entities were variable interest entities or if Pepco Holdings' subsidiaries were the primary beneficiary. As a result, Pepco Holdings has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information, but have not been able to obtain such information.

     Net purchase activities with the counterparties to the NUGs and the Panda PPA for the three months ended March 31, 2007 and 2006 were approximately $105 million and $103 million, respectively, of which approximately $96 million and $93 million, respectively, related to power purchases under the NUGs and the Panda PPA. Pepco Holdings' exposure to loss under the Panda PPA is discussed in Note (4), Commitments and Contingencies, under "Relationship with Mirant Corporation." Pepco Holdings does not have loss exposure under the NUGs because cost recovery will be achieved from ACE's customers through regulated rates.

     In April 2006, the FASB issued FASB Staff Position (FSP) 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)" (FSP FIN 46(R)-6), which provides guidance on how to determine the variability to be considered in applying FIN 46(R). Pepco Holdings started applying the guidance in FSP FIN 46(R)-6 to new and modified arrangements effective July 1, 2006.

FIN 48, "Accounting for Uncertainty in Income Taxes"

     On July 13, 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the criteria for recognition of tax benefits in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," and prescribes a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Specifically, it clarifies that an entity's tax benefits must be "more likely than not" of being sustained prior to recording the related tax benefit in the financial statements. If the position drops below the "more likely than not" standard, the benefit can no longer be recognized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

     PHI adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, PHI recorded a $1.4 million increase in beginning retained earnings, representing the cumulative effect of the change in accounting principle. Unrecognized tax benefits represent those tax benefits related to tax positions that have been taken or are expected to be taken in tax returns, including refund claims, that are not recognized in the financial statements because, in accordance with FIN 48, management has either measured the tax benefit at an amount less than the benefit claimed or expected to be claimed or concluded that it is not more likely than not that the tax position will be ultimately sustained. As of January 1, 2007, unrecognized tax benefits totaled $186.9 million. For the majority of these tax positions, the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. Unrecognized tax benefits at January 1, 2007, included $35.3 million that, if recognized, would lower the effective tax rate.

     PHI recognizes interest on under/over payments of income taxes and penalties in income tax expense. As of January 1, 2007, PHI had accrued approximately $25.0 million of interest expense and penalties.

     PHI and the majority of its subsidiaries file a consolidated federal income tax return. PHI's federal income tax liabilities for Pepco legacy companies for all years through 2000, and for Conectiv legacy companies for all years through 1997, have been determined, subject to adjustment to the extent of any net operating loss or other loss or credit carrybacks from subsequent years. The open tax years for the significant states where PHI files state income tax returns (District of Columbia, Maryland, Delaware, New Jersey, Pennsylvania and Virginia), are the same as noted above.

     Total unrecognized tax benefits that may change over the next twelve months include the Mixed Service Cost Issue. See Note (4) Commitments and Contingencies -- "IRS Mixed Service Cost Issue" for a discussion of this item.

     Included in the amount of unrecognized tax benefits at January 1, 2007 that, if recognized, would lower the effective tax rate is a state of Maryland claim for refund in the amount of $31.8 million. Pepco filed an amended 2000 Maryland tax return on November 14, 2005 claiming the refund. The amended return claimed additional tax basis for purposes of computing the Maryland tax gain on the sale of Pepco's generating plants based on the tax benefit rule. This claim for refund was rejected by the state. Pepco filed an appeal by letter dated June 28, 2006. The Hearing Officer denied the appeal by a Notice of final Determination dated February 22, 2007. Pepco petitioned Maryland Tax Court on March 22, 2007 for the refund. The outcome of this case is uncertain at this time. Based on the FIN 48 criteria, management does not feel that this refund claim meets the financial statement recognition threshold and measurement attribute for recording the tax benefits of this transaction.

On May 2, 2007, the FASB issued FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" (FIN 48-1), which provides guidance on how an enterprise should
11

determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. PHI applied the guidance of FIN 48-1 with its adoption of FIN 48 on January 1, 2007.

Components of Net Periodic Benefit Cost
The following Pepco Holdings information is for the three months ended March 31, 2007 and 2006.
	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
	(Millions of dollars)
Service cost	$ 10.7	$ 10.2	$ 2.7	$ 2.5
Interest cost	24.6	24.2	9.9	9.0
Expected return on plan assets	(33.2)	(32.5)	(4.0)	(3.1)
Amortization of prior service cost	-	.2	-	(.9)
Amortization of net loss	-	3.9	-	3.0
Prior service cost/(credit) component	.2	-	(.9)	-
(Gain)/loss component	3.7	-	3.3	-
Net periodic benefit cost	$ 6.0	$ 6.0	$11.0	$10.5
Pension

     The pension net periodic benefit cost for the three months ended March 31, 2007, of $6.0 million includes $3.2 million for Pepco, $1.0 million for ACE, and $(1.5) million for DPL. The pension net periodic benefit cost for the three months ended March 31, 2006, of $6.0 million includes $3.0 million for Pepco, $2.3 million for ACE, and $(1.8) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). In 2006 and 2005 PHI made discretionary tax-deductible cash contributions to the plan of zero and $60 million, respectively. PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. During the quarter ended March 31, 2007, no contributions were made. The potential discretionary funding of the pension plan in 2007 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Postretirement Benefits

    The other postretirement net periodic benefit cost for the three months ended March 31, 2007, of $11.0 million includes $4.9 million for Pepco, $2.5 million for ACE and $1.8 million for DPL. The other postretirement net periodic benefit cost for the three months ended March 31, 2006, of $10.5 million includes $4.8 million for Pepco, $2.3 million for ACE and

12
$1.6 million for DPL. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries.
Stock-Based Compensation
No stock options were granted in the first quarter of 2007.

     Cash received from options exercised under all share-based payment arrangements for the quarter ended March 31, 2007, was $9.3 million and the actual tax benefit realized for the tax deductions resulting from these options exercised totaled $.5 million.

Calculations of Earnings Per Share of Common Stock
Reconciliations of the numerator and denominator for basic and diluted earnings per share of common stock calculations are shown below.
	For the Three Months Ended March 31,
	2007	2006
	(In millions, except per share data)
Income (Numerator):
Net Income	$51.6	$56.8
Add: Loss on redemption of subsidiary's preferred stock	(.6)	(.8)
Earnings Applicable to Common Stock	$51.0	$56.0

Shares (Denominator) (a):
Weighted average shares outstanding for basic computation:
Average shares outstanding	192.5	189.9
Adjustment to shares outstanding	(.2)	(.1)
Weighted Average Shares Outstanding for Computation of Basic Earnings Per Share of Common Stock	192.3	189.8
Weighted average shares outstanding for diluted computation:
Average shares outstanding	192.5	189.9
Adjustment to shares outstanding	.2	.4
Weighted Average Shares Outstanding for Computation of Diluted Earnings Per Share of Common Stock	192.7	190.3

Basic earnings per share of common stock	$.27	$.29
Diluted earnings per share of common stock	$.27	$.29

(a)

The number of options to purchase shares of common stock that were excluded from the calculation of diluted EPS as they are considered to be anti-dilutive were zero and approximately .6 million for the three months ended March 31, 2007 and 2006, respectively.

Impairment Loss

     During the three months ended March 31, 2006, Pepco Holdings recorded a pre-tax impairment loss of $6.3 million ($4.1 million, after-tax) on certain energy services business assets owned by Pepco Energy Services.

Sale of Interest in Cogeneration Joint Venture
During the three months ended March 31, 2006, Conectiv Energy recognized a $12.3 million pre-tax gain ($7.9 million, after-tax) on the sale of its equity interest in a joint venture which
13
owns a wood burning cogeneration facility in California. The pre-tax gain is included in the line item entitled "Other Income" in the accompanying consolidated statements of earnings.
Reconciliation of Consolidated Income Tax Expense
A reconciliation of PHI's consolidated income tax expense is as follows:
	For the Three Months Ended March 31,
	2007		2006
	Amount	Rate	Amount	Rate
	(Millions of dollars)
Income Before Income Tax Expense	$83.0		$92.0
Add: Preferred stock dividend requirements of subsidiaries	.1		.4
Income Before Income Tax Expense and Preferred Dividends	$83.1		$92.4

Income tax at federal statutory rate	$29.1	.35	$32.3	.35
Increases (decreases) resulting from:
Depreciation	2.0	.02	2.0	.02
Asset removal costs	(.5)	(.01)	(1.4)	(.02)
State income taxes, net of federal effect	3.9	.05	4.6	.05
Tax credits	(1.1)	(.01)	(1.2)	(.01)
Leveraged leases	(1.9)	(.02)	(1.9)	(.02)
Change in estimates related to prior year tax liabilities	.1	-	.9	.01
Software amortization	.7	.01	.7	.01
Other, net	(.9)	(.01)	(.8)	(.01)

Total Consolidated Income Tax Expense	$31.4	.38	$35.2	.38

Debt
In January 2007, Pepco retired at maturity $35 million of 7.64% medium-term notes.

     In January 2007, DPL redeemed all outstanding shares of its Redeemable Serial Preferred Stock of each series at redemption prices ranging from 103% - 105% of par, for an aggregate redemption amount of approximately $18.9 million.

     In January 2007, ACE Funding made principal payments of $5.2 million on Series 2002-1 Bonds, Class A-1 and $2.1 million on Series 2003-1 Bonds, Class A-1 with a weighted average interest rate of 2.89%.

In February 2007, DPL retired at maturity $11.5 million of medium-term notes with a weighted average interest rate of 7.08%.
In February 2007, PCI retired at maturity $34.3 million of 7.62% medium-term notes.
Reclassifications
Certain prior period amounts have been reclassified in order to conform to current period presentation.
14
New Accounting Standards
FSP FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors"

     In March 2006, the FASB issued FSP FASB Technical Bulletin (FTB) 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP FTB 85-4-1 also amends certain provisions of FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Pepco Holdings has evaluated the impact of FSP FTB 85-4-1 and does not anticipate that its implementation will have a material impact on its overall financial condition, results of operations, or cash flows.

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140"

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" (SFAS No. 155). SFAS No. 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Pepco Holdings has evaluated the impact of SFAS No. 155 and does not anticipate that its implementation will have a material impact on its overall financial condition, results of operations, or cash flows.

SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140"

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

     SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Application is to be applied prospectively to all transactions following adoption of SFAS No. 156. Pepco Holdings has evaluated the impact of SFAS No. 156 and does not anticipate that its implementation will have a material impact on its overall financial condition, results of operations, or cash flows.

15
EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions"

     On June 28, 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3. Pepco Holdings implemented EITF 06-3 during the first quarter of 2007. Taxes included in Pepco Holdings gross revenues were $73.3 million and $61.5 million for the three months ended March 31, 2007 and 2006, respectively.

FSP FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction"

     On July 13, 2006, the FASB issued FSP FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction" (FSP FAS 13-2). FSP FAS 13-2, which amends SFAS No. 13, "Accounting for Leases," addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease.

     FSP FAS 13-2 will not be effective until the first fiscal year beginning after December 15, 2006 (year ending December 31, 2007 for Pepco Holdings). A material change in the timing of cash flows under Pepco Holdings' cross-border leases as the result of a settlement with the Internal Revenue Service or a change in tax law would require an adjustment to the book value of the leases and a charge to earnings equal to the repricing impact of the disallowed deductions which could result in a material adverse effect on its overall financial condition, results of operations, and cash flows. For a further discussion, see "Federal Tax Treatment of Cross-Border Leases" in Note (4), Commitments and Contingencies.

SFAS No. 157, "Fair Value Measurements"

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of this Statement will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (year ending December 31, 2008 for Pepco Holdings). Pepco Holdings is currently in the process of evaluating the impact that SFAS No. 157 will have on its overall financial condition, results of operations, and cash flows.

16
FSP AUG AIR-1, "Accounting for Planned Major Maintenance Activities"

     On September 8, 2006, the FASB issued FSP American Institute of Certified Public Accountants Industry Audit Guide, Audits of Airlines--"Accounting for Planned Major Maintenance Activities" (FSP AUG AIR-1), which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP AUG AIR-1 is effective the first fiscal year beginning after December 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Pepco Holdings has evaluated the impact of FSP AUG AIR-1 and does not anticipate that its implementation will have a material impact on its financial condition, results of operations, and cash flows.

     EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance -- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance"

     On September 20, 2006, the FASB ratified EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance -- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" (EITF 06-5) which provides guidance on whether an entity should consider the contractual ability to surrender all of the individual-life policies (or certificates under a group life policy) together when determining the amount that could be realized in accordance with FTB 85-4, and whether a guarantee of the additional value associated with the group life policy affects that determination. EITF 06-5 provides that a policyholder should (i) determine the amount that could be realized under the insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy) and (ii) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist unless contractual limitations prescribe that the cash surrender value component of the amount that could be realized is a fixed amount, in which case the amount that could be realized should be discounted in accordance with Opinion 21. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Pepco Holdings does not anticipate that the implementation of EITF 06-5 will materially impact its disclosure requirements.

FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements"

     On December 21, 2006, the FASB issued FSP No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" (FSP EITF 00-19-2), which addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB SFAS No. 5, "Accounting for Contingencies." FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of its issuance. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years (December 31, 2007 for Pepco Holdings). Pepco Holdings

17
implemented FSP EITF 00-19-2 during the first quarter of 2007. The implementation did not have a material impact on its overall financial condition, results of operations, or cash flows.
SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115"

     On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS No. 159) which permits entities to choose to elect to measure eligible financial instruments at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of SFAS No. 159 will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

     SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards.

     SFAS No. 159 applies to fiscal years beginning after November 15, 2007 (year ending December 31, 2008 for Pepco Holdings), with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). Pepco Holdings is currently in the process of evaluating the impact that SFAS No. 159 will have on its overall financial condition, results of operations, and cash flows.

18
(3) SEGMENT INFORMATION

     Based on the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Pepco Holdings' management has identified its operating segments at March 31, 2007 as Power Delivery, Conectiv Energy, Pepco Energy Services, and Other Non-Regulated. Intersegment revenues and expenses are not eliminated at the segment level for purposes of presenting segment financial results but rather are eliminated for PHI's consolidated results through the "Corp. & Other" column. Beginning with the three month period ended March 31, 2007, intrasegment revenues and expenses are eliminated at the segment level. Previously intrasegment revenues and expenses were eliminated through the Corp. & Other column. Segment results for the three months ended March 31, 2006, have been reclassified to conform to the current presentation. Segment financial information for the three months ended March 31, 2007 and 2006, is as follows.

	Three Months Ended March 31, 2007 (Millions of dollars)
			Competitive Energy Segments
	Power Delivery		Conectiv Energy		Pepco Energy Services	Other Non- Regulated	Corp. & Other (a)	PHI Cons.
Operating Revenue	$1,275.1		$496.1	(b)	$509.9	$19.3	$(121.6)	$2,178.8
Operating Expense (c)	1,180.9	(b)	456.9		508.8	1.0	(121.4)	2,026.2
Operating Income	94.2		39.2		1.1	18.3	(.2)	152.6
Interest Income	1.8		1.2		.9	2.7	(3.3)	3.3
Interest Expense	45.5		8.4		1.3	9.2	20.2	84.6
Other Income	4.8		.1		3.3	3.3	.3	11.8
Preferred Stock Dividends	.1		-		-	.6	(.6)	.1
Income Taxes	22.0		13.1		1.4	3.7	(8.8)	31.4
Net Income (loss)	33.2		19.0		2.6	10.8	(14.0)	51.6
Total Assets	9,097.3		1,723.6		563.8	1,585.7	1,351.1	14,321.5
Construction Expenditures	$ 118.3		$ 5.9		$ 1.7	$ -	$ 1.1	$127.0

Note:
(a)

Includes unallocated Pepco Holdings' (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of Conectiv assets and liabilities as of the August 1, 2002 acquisition date. Additionally, the Total Assets line item in this column includes Pepco Holdings' goodwill balance. Included in Corp. & Other are intercompany amounts of $(121.7) million for Operating Revenue, $(120.4) million for Operating Expense, $(20.9) million for Interest Income, $(20.3) million for Interest Expense, and $(.6) million for Preferred Stock Dividends.

(b)	Power Delivery purchased electric energy and capacity and natural gas from Conectiv Energy in the amount of $111.1 million for the three months ended March 31, 2007.
(c)

Includes depreciation and amortization of $93.1 million, consisting of $78.1 million for Power Delivery, $9.3 million for Conectiv Energy, $2.9 million for Pepco Energy Services, $.5 million for Other Non-Regulated, and $2.3 million for Corp. & Other.

19
	Three Months Ended March 31, 2006 (Millions of dollars)
			Competitive Energy Segments
	Power Delivery		Conectiv Energy		Pepco Energy Services		Other Non- Regulated		Corp. & Other (a)		PHI Cons.
Operating Revenue	$1,174.8		$516.0	(b) (f)	$369.7		$20.9		$(129.5)	(f)	$1,951.9
Operating Expense (c)	1,070.9	(b)	492.8	(f)	360.4	(e)	1.6		(127.7)	(f)	1,798.0
Operating Income	103.9		23.2		9.3		19.3		(1.8)		153.9
Interest Income	2.3		1.8	(f)	.4		1.4	(g)	(2.4)	(f) (g)	3.5
Interest Expense	43.4		8.3	(f)	.8		9.4	(g)	19.7	(f) (g)	81.6
Other Income	2.5		12.0	(d)	.2		1.3		.6		16.6
Preferred Stock Dividends	1.3		-		-		.6		(1.5)		.4
Income Taxes	26.4		11.6		3.6		2.4		(8.8)		35.2
Net Income (loss)	37.6		17.1		5.5		9.6		(13.0)		56.8
Total Assets	8,608.9		1,994.7		521.5		1,457.6		1,132.8		13,715.5
Construction Expenditures	$ 112.9		$ 2.4		$ 2.7		$ -		$ 2.2		$120.2

Note:
(a)

Includes unallocated Pepco Holdings' (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of Conectiv assets and liabilities as of the August 1, 2002 acquisition date. Additionally, the Total Assets line item in this column includes Pepco Holdings' goodwill balance. Included in Corp. & Other are intercompany amounts of $(131.0) million for Operating Revenue, $(129.6) million for Operating Expense, $(21.4) million for Interest Income, $(20.8) million for Interest Expense, and $(.6) million for Preferred Stock Dividends.

(b)	Power Delivery purchased electric energy and capacity and natural gas from Conectiv Energy in the amount of $122.7 million for the three months ended March 31, 2006.
(c)

Includes depreciation and amortization of $104.2 million, consisting of $90.0 million for Power Delivery, $9.1 million for Conectiv Energy, $2.9 million for Pepco Energy Services, $.4 million for Other Non-Regulated, and $1.8 million for Corp. & Other.

(d)	Includes $12.3 million gain ($7.9 million after tax) related to the gain on disposition of an interest in a cogeneration joint venture.
(e)	Includes $6.3 million impairment loss ($4.1 million after tax) on certain energy services business assets.
(f)

Due to a reclassification, the Conectiv Energy segment does not include $35.3 million of intrasegment operating revenue and operating expense and $6.8 million of intrasegment interest income and interest expense. Accordingly, the Corp. & Other column does not include an elimination for these amounts.

(g)

Due to a reclassification, the Other Non-Regulated segment does not include $33.4 million of intrasegment interest income and interest expense. Accordingly, the Corp. & Other column does not include an elimination for these amounts.

20
(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generating assets to Mirant Corporation (formerly Southern Energy, Inc.) and certain of its subsidiaries. In July 2003, Mirant and certain of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court). On December 9, 2005, the Bankruptcy Court approved the Plan of Reorganization (the Reorganization Plan) of Mirant and the Mirant business emerged from bankruptcy on January 3, 2006, as a new corporation of the same name (together with its predecessors, Mirant).

     As part of the bankruptcy proceeding, Mirant had been seeking to reject certain ongoing contractual arrangements under the Asset Purchase and Sale Agreement entered into by Pepco and Mirant for the sale of the generating assets that are described below. The Reorganization Plan did not resolve the issues relating to Mirant's efforts to reject these obligations nor did it resolve certain Pepco damage claims against the Mirant bankruptcy estate.

Power Purchase Agreement

     The Panda PPA obligates Pepco to purchase from Panda 230 megawatts of energy and capacity annually through 2021. At the time of the sale of Pepco's generating assets to Mirant, the purchase price of the energy and capacity under the Panda PPA was, and since that time has continued to be, substantially in excess of the market price. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated through 2021 to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the Panda PPA at a price equal to Pepco's purchase price from Panda (the PPA-Related Obligations).

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

21
•	Mirant will assume the Asset Purchase and Sale Agreement, except for the PPA-Related Obligations, which Mirant will be permitted to reject.
•

Pepco will receive an allowed claim under the Reorganization Plan in an amount that will result in a total aggregate distribution to Pepco, net of certain transaction expenses, of $520 million, consisting of (i) $450 million in damages resulting from the rejection of the PPA-Related Obligations and (ii) $70 million in settlement of other Pepco damage claims against the Mirant bankruptcy estate, which, as described below, was paid by Mirant to Pepco in August 2006 (collectively, the Pepco Distribution).

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

•

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

     According to their terms, the Settlement Agreement and the SMECO Settlement Agreement will become effective when the Bankruptcy Court or the United States District Court for the Northern District of Texas (the District Court), as applicable, has entered a final order, not subject to appeal or rehearing, approving both the Settlement Agreement and the SMECO Settlement Agreement.

     On August 9, 2006, the Bankruptcy Court issued an order approving the Settlement Agreement and the SMECO Settlement Agreement. On August 18, 2006, certain holders of Mirant bankruptcy claims, who had objected to approval of the Settlement Agreement and the SMECO Settlement Agreement before the Bankruptcy Court, appealed the approval order to the

District Court. On December 26, 2006, the District Court issued an order affirming the Bankruptcy Court's order approving the Settlement Agreement. On January 25, 2007, the parties that appealed the Bankruptcy Court's order filed a notice of appeal of the District Court's order with the United States Court of Appeals for the Fifth Circuit (the Fifth Circuit). The brief of the appealing creditors was filed on April 25, 2007, while Mirant's and Pepco's briefs are due on May 28, 2007.

     In August 2006, Mirant made a cash payment to Pepco of $70 million, which became due in accordance with the terms of the Settlement Agreement as a result of the approval of the Settlement Agreement by the Bankruptcy Court. If the Bankruptcy Court order approving the Settlement Agreement becomes a final order after the exhaustion of all appeals, the payment will be taken into account as if it were proceeds from the resale by Pepco of shares of the Mirant common stock, as described above, and treated as a portion of the $520 million payment due Pepco. If the Bankruptcy Court approval of the Settlement Agreement is not upheld on appeal, Pepco must repay this cash payment to Mirant. Therefore, no income statement impact has been recognized in relation to the $70 million payment.

     Until the approval of the Settlement Agreement and the SMECO Settlement Agreement becomes final, Mirant is required to continue to perform all of its contractual obligations to Pepco and SMECO. Pepco intends to use the $450 million portion of the Pepco Distribution related to the rejection of the PPA-Related Obligations to pay for future capacity and energy purchases under the Panda PPA.

Rate Proceedings

     PHI's regulated utility subsidiaries currently have three active distribution base rate cases underway. Pepco has filed electric distribution base rate cases in the District of Columbia and Maryland; DPL has filed an electric base rate case in Maryland. In each of these cases, the utility has proposed the adoption of a bill stabilization adjustment mechanism (BSA) for retail customers. The BSA would increase rates if revenues from distribution deliveries fall below the level approved by the applicable regulatory commission and will decrease rates if revenues from distribution deliveries are above the commission-approved level. The end result would be that the utility would collect its authorized revenues for distribution deliveries. As a consequence, a BSA "decouples" revenue from unit sales consumption and ties the growth in revenues to the growth in the number of customers. Some advantages of the BSA are that it (i) eliminates revenue fluctuations due to weather and changes in customer usage patterns and, therefore, provides for more predictable utility distribution revenues that are better aligned with costs, (ii) provides for more reliable fixed-cost recovery, (iii) tends to stabilize customers' delivery bills, and (iv) removes any disincentives for the regulated utilities to promote energy efficiency programs for their customers, because it breaks the link between overall sales volumes and delivery revenues. In each of the electric base rate cases, the companies have proposed a quarterly BSA.

Delaware

     On August 31, 2006, DPL submitted its 2006 Gas Cost Rate (GCR) filing to the Delaware Public Service Commission (DPSC), which permits DPL to recover gas procurement costs through customer rates. The proposed decrease of approximately 9.6% is in anticipation of decreasing natural gas commodity costs. On October 3, 2006, the DPSC issued an initial order approving the proposed rates, which became effective November 1, 2006, subject to refund pending final DPSC approval after evidentiary hearings. On February 23, 2007, DPL submitted an additional filing to the DPSC that proposed a 4.3% decrease in the GCR effective April 1, 2007, in compliance with its gas service tariff and to ensure collections are more aligned with expenses. On March 20, 2007, the DPSC approved the rate decrease, subject to refund pending final DPSC approval after evidentiary hearings. Any amounts subject to refund would be deferred, resulting in no earnings impact.

     On August 31, 2006, DPL submitted an application to the DPSC for an increase in gas distribution base rates, including a proposed BSA. On March 20, 2007, the DPSC approved a settlement agreement filed by all of the parties in this proceeding (DPL, the DPSC staff and the Delaware Division of Public Advocate). The settlement provisions include a $9.0 million increase in distribution rates, including certain miscellaneous tariff fees (of which $2.5 million was put into effect on November 1, 2006), reflecting a return on equity (ROE) of 10.25%, and a change in depreciation rates that will result in a $2.1 million reduction in pre-tax annual depreciation expense. Under the settlement agreement, rates became effective on April 1, 2007. Although the settlement agreement does not include a BSA, it provides for all of the parties to the case to participate in any generic statewide proceeding for the purpose of investigating BSA mechanisms for electric and gas distribution utilities. On March 20, 2007, the DPSC issued an order initiating a docket for the purpose of investigating a bill stabilization adjustment mechanism, or other rate decoupling mechanisms.

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

     On December 12, 2006, Pepco submitted an application to the DCPSC to increase electric distribution base rates, including a proposed BSA. The application requested an annual increase of approximately $46.2 million or an overall increase of 13.5%, reflecting a proposed ROE of 10.75%. If the BSA is not approved, the proposed annual increase would be $50.5 million or an overall increase of 14.8%, reflecting an ROE of 11.00%. A DCPSC decision is expected in mid-September 2007.

Maryland

     On November 17, 2006, DPL and Pepco each submitted an application to the Maryland Public Service Commission (MPSC) to increase electric distribution base rates, including a proposed BSA. The applications requested an annual increase for DPL of approximately $18.4 million (including an increase in depreciation expense of $4.7 million) and an annual increase for Pepco of approximately $47.4 million (including a decrease in depreciation expense of $6.3 million), reflecting a proposed ROE for each of 11.00%. If the BSA is not approved, the proposed annual increase for DPL would be $20.3 million and for Pepco would be $55.7 million, reflecting a proposed ROE for each of 11.25%. In an order dated December 11, 2006, the MPSC suspended the proposed rates pending MPSC approval. The parties to each of the cases filed testimony in March and early April 2007, and hearings were held in both cases in April 2007. At the hearings, both DPL and Pepco reduced the requested ROE by 0.25% based on the latest market conditions. In the DPL case, MPSC staff recommended on brief an increase of $21.2 million (including an increase in depreciation expense of $4.7 million), adjusted by an unspecified decrease from this position to reflect a change to the method of calculating the cost of removal component of depreciation expense that DPL would be directed to calculate, or in the alternative a reduction of $6.5 million from the $21.2 million revenue increase position based on a cost of removal depreciation expense calculation performed by an Office of People's Counsel (OPC) witness. The OPC recommended on brief a decrease in revenue of $2.1 million (including a proposed decrease in depreciation expense of $10.6 million). In the Pepco case, MPSC staff recommended in surrebuttal testimony an increase of $7.5 million (including a decrease in depreciation expense of $31 million). The OPC recommended in surrebuttal testimony a decrease of $46.7 million (including a decrease in depreciation expense of $53.3 million). Briefs of all parties in the Pepco case containing their respective final positions were due on May 4, 2007; Pepco is in the process of reviewing these filings. MPSC staff and OPC recommendations have included a BSA component, but with modifications including a larger decrease to the ROE than that proposed by Pepco and DPL, respectively. MPSC decisions in the cases are expected in June 2007.

Federal Energy Regulatory Commission

     On May 15, 2006, Pepco, ACE and DPL updated their FERC-approved formula transmission rates based on 2005 FERC Form 1 data for each of the utilities. These rates became effective on June 1, 2006, as follows: for Pepco, $12,009 per megawatt per year; for ACE, $14,155 per megawatt per year; and for DPL, $10,034 per megawatt per year. By operation of the formula rate process, the transmission rates now in effect incorporate a one-time-only settlement adjustment, as well as the annual true-up from the prior year's transmission rates. Beginning in January 2007, the new rates are being applied to 2006 customer demand or peak load data, replacing the 2005 peak load data that was used in 2006. This demand component is driven by the prior year peak loads experienced in each respective geographic area. Further, the rate changes will be positively impacted by changes to distribution rates for Pepco and DPL based on the merger settlements in Maryland and the District of Columbia.

ACE Restructuring Deferral Proceeding

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

25
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

     In July 2004, the NJBPU issued a final order in the restructuring deferral proceeding confirming a July 2003 summary order, which (i) permitted ACE to begin collecting a portion of the deferred costs and reset rates to recover on-going costs incurred as a result of EDECA, (ii) approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003, (iii) transferred to ACE's then pending base rate case for further consideration approximately $25.4 million of the deferred balance (the base rate case ended in a settlement approved by the NJBPU in May 2005, the result of which is that any net rate impact from the deferral account recoveries and credits in future years will depend in part on whether rates associated with other deferred accounts considered in the case continue to generate over-collections relative to costs), and (iv) estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. Although ACE believes the record does not justify the level of disallowance imposed by the NJBPU in the final order, the $44.6 million of disallowed incurred costs were reserved during the years 1999 through 2003 (primarily 2003) through charges to earnings, primarily in the operating expense line item "deferred electric service costs," with a corresponding reduction in the regulatory asset balance sheet account. In 2005, an additional $1.2 million in interest on the disallowed amount was identified and reserved by ACE. In August 2004, ACE filed a notice of appeal with respect to the July 2004 final order with the Appellate Division of the Superior Court of New Jersey (the Appellate Division), which hears appeals of the decisions of New Jersey administrative agencies, including the NJBPU. Briefs in the appeal were also filed by the New Jersey Division of Rate Counsel (then known as the Division of the New Jersey Ratepayer Advocate) and by Cogentrix Energy Inc., the co-owner of two cogeneration power plants with contracts to sell ACE approximately 397 megawatts of electricity, as cross-appellants between August 2005 and January 2006. The Appellate Division has not yet set the schedule for oral argument.

Divestiture Cases
District of Columbia

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed with the DCPSC in July 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's DCPSC-approved divestiture settlement that provided for a sharing of any net proceeds from the sale of Pepco's generation-related assets. One of the principal issues in the case is whether Pepco should be required to share with customers the excess deferred income taxes (EDIT) and accumulated deferred investment tax credits (ADITC) associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code (IRC) and its implementing regulations. As of March 31, 2007, the District of Columbia allocated portions of EDIT and ADITC associated with the divested generating assets were approximately $6.5 million and $5.8 million, respectively.

     Pepco believes that a sharing of EDIT and ADITC would violate the Internal Revenue Service (IRS) normalization rules. Under these rules, Pepco could not transfer the EDIT and the ADITC benefit to customers more quickly than on a straight line basis over the book life of the related assets. Since the assets are no longer owned there is no book life over which the EDIT and ADITC can be returned. If Pepco were required to share EDIT and ADITC and, as a result, the normalization rules were violated, Pepco would be unable to use accelerated depreciation on District of Columbia allocated or assigned property. In addition to sharing with customers the generation-related EDIT and ADITC balances, Pepco would have to pay to the IRS an amount equal to Pepco's District of Columbia jurisdictional generation-related ADITC balance ($5.8 million as of March 31, 2007), as well as its District of Columbia jurisdictional transmission and distribution-related ADITC balance ($4.5 million as of March 31, 2007) in each case as those balances exist as of the later of the date a DCPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the DCPSC order becomes operative.

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

Maryland

    Pepco filed its divestiture proceeds plan application with the MPSC in April 2001. The principal issue in the Maryland case is the same EDIT and ADITC sharing issue that has been raised in the District of Columbia case. See the discussion above under "Divestiture Cases -- District of Columbia." As of March 31, 2007, the Maryland allocated portions of EDIT and ADITC associated with the divested generating assets were approximately

$9.1 million and $10.4 million, respectively. Other issues deal with the treatment of certain costs as deductions from the gross proceeds of the divestiture. In November 2003, the Hearing Examiner in the Maryland proceeding issued a proposed order with respect to the application that concluded that Pepco's Maryland divestiture settlement agreement provided for a sharing between Pepco and customers of the EDIT and ADITC associated with the sold assets. Pepco believes that such a sharing would violate the normalization rules (discussed above) and would result in Pepco's inability to use accelerated depreciation on Maryland allocated or assigned property. If the proposed order is affirmed, Pepco would have to share with its Maryland customers, on an approximately 50/50 basis, the Maryland allocated portion of the generation-related EDIT ($9.1 million as of March 31, 2007), and the Maryland-allocated portion of generation-related ADITC. Furthermore, Pepco would have to pay to the IRS an amount equal to Pepco's Maryland jurisdictional generation-related ADITC balance ($10.4 million as of March 31, 2007), as well as its Maryland retail jurisdictional ADITC transmission and distribution-related balance ($8.1 million as of March 31, 2007), in each case as those balances exist as of the later of the date a MPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the MPSC order becomes operative. The Hearing Examiner decided all other issues in favor of Pepco, except for the determination that only one-half of the severance payments that Pepco included in its calculation of corporate reorganization costs should be deducted from the sales proceeds before sharing of the net gain between Pepco and customers. Pepco filed a letter with the MPSC in January 2006, in which it has reiterated that the MPSC should continue to defer any decision on the ADITC and EDIT issues until the IRS issues final regulations or states that its regulations project related to this issue will be terminated without the issuance of any regulations.

     In December 2003, Pepco appealed the Hearing Examiner's decision to the MPSC as it relates to the treatment of EDIT and ADITC and corporate reorganization costs. The MPSC has not issued any ruling on the appeal and Pepco does not believe that it will do so until action is taken by the IRS as described above. However, depending on the ultimate outcome of this proceeding, Pepco could be required to share with its customers approximately 50 percent of the EDIT and ADITC balances described above in addition to the additional gain-sharing payments relating to the disallowed severance payments, which Pepco is not contesting. Such additional payments would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial position or cash flows.

New Jersey

     In connection with the divestiture by ACE of its nuclear generating assets, the NJBPU in July 2000 preliminarily determined that the amount of stranded costs associated with the divested assets that ACE could recover from ratepayers should be reduced by approximately $94.5 million, representing the amount of the accumulated deferred federal income taxes (ADFIT) associated with the divested nuclear assets. However, due to uncertainty under federal tax law regarding whether the sharing of federal income tax benefits associated with the divested assets, including ADFIT, with ACE's customers would violate the normalization rules, ACE submitted a request to the IRS for a Private Letter Ruling (PLR) to clarify the applicable

28
law. The NJBPU has delayed its final determination of the amount of recoverable stranded costs until after the receipt of the PLR.

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

Default Electricity Supply Proceedings
Delaware

     Effective May 1, 2006, SOS replaced fixed-rate POLR service for customers who do not choose an alternative electricity supplier. In October 2005, the DPSC approved DPL as the SOS provider to its Delaware delivery customers. DPL obtains the electricity to fulfill its SOS supply obligation under contracts entered pursuant to a competitive bid procedure approved by the DPSC. The bids received for the May 1, 2006, through May 31, 2007, period have had the effect of increasing rates significantly for all customer classes, including an average residential customer increase of 59%, as compared to the fixed rates previously in effect.

     To address this increase in rates, Delaware in April 2006 enacted legislation that provides for a deferral of the financial impact on customers of the increases through a three-step phase-in of the rate increases, with 15% of the increase taking effect on May 1, 2006, 25% of the increase taking effect on January 1, 2007, and any remaining balance taking effect on June 1, 2007, subject to the right of customers to elect not to participate in the deferral program. Customers who do not "opt-out" of the rate deferral program are required to pay the amounts deferred, without any interest charge, over a 17-month period beginning January 1, 2008. As of March 31, 2007, approximately 53% of the eligible Delaware customers have opted not to participate in the deferral of the SOS rates offered by DPL. With approximately 47% of the eligible customers participating in the phase-in program, DPL anticipates a maximum deferral balance of $51.4 million.

     On April 23, 2007, DPL filed its new proposed SOS rates with the DPSC, to go into effect on June 1, 2007. The new rates will result in an average increase of 0.3% for residential and small commercial customers. The new rates for commercial and industrial customers will result in decreases that range from approximately 9% to 26%.

District of Columbia

     Pursuant to orders issued by the DCPSC in 2004, Pepco provides SOS to its delivery customers who do not choose an alternative electricity supplier. It purchases the power supply required to satisfy its SOS obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the DCPSC. On February 22, 2007, Pepco filed its new proposed SOS rates with the DCPSC, to go into effect on June 1, 2007. The new rates will result in an average annual per-customer increase of 11.6% or $102.48 for residential customers.

29
Maryland

     Pursuant to orders issued by the MPSC in November 2006, Pepco and DPL each provides SOS to its delivery customers who do not choose an alternative electricity supplier. Each company purchases the power supply required to satisfy its SOS obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the MPSC. In March 2006, Pepco and DPL each announced the results of competitive bids to supply electricity to its Maryland SOS customers for one year beginning June 1, 2006. Due to significant increases in the cost of fuels used to generate electricity, the auction results had the effect of increasing the average monthly electric bill by about 38.5% and 35% for Pepco's and DPL's Maryland residential customers, respectively.

     On April 21, 2006, the MPSC approved a settlement agreement among Pepco, DPL, the staff of the MPSC and the OPC, which provides for a rate mitigation plan for the residential customers of each company. Under the plan, the full increase for each company's residential customers who affirmatively elect to participate are being phased-in in increments of 15% on June 1, 2006, 15.7% on March 1, 2007 and the remainder on June 1, 2007. Customers electing to participate in the rate deferral plan will be required to pay the deferred amounts over an 18-month period beginning June 1, 2007. Both Pepco and DPL will accrue the interest cost to fund the deferral program. The interest cost will be absorbed by Pepco and DPL during the period that the deferred balance is accumulated and collected from customers, to the extent of and offset against the margins that the companies otherwise would earn for providing SOS to residential customers. As of March 31, 2007, approximately 2% of Pepco's residential customers and approximately 1% of DPL's residential customers had elected to participate in the phase-in program.

     On June 23, 2006, Maryland enacted legislation that extended the period for customers to elect to participate in the phase-in of higher rates and revised the obligation to provide SOS to residential and small commercial customers until further action of the General Assembly. The legislation also provides for a customer refund reflecting the difference between the interest expense on an initially projected deferred balance at a 25% customer participation level and the interest expense on a deferred balance based on actual participation levels referred to above. The total amount of the refund is approximately $1.1 million for Pepco customers and approximately $.3 million for DPL customers. At Pepco's 2% level of participation, Pepco estimates that the deferral balance, net of taxes, will be approximately $1.4 million. At DPL's 1% level of participation, DPL estimates that the deferral balance, net of taxes, will be approximately $.2 million. In July 2006, the MPSC approved revised tariff riders filed in June 2006 by Pepco and DPL to implement the legislation.

Virginia

     On April 2, 2007, DPL filed an application with Virginia State Corporation Commission (VSCC) to adjust its Default Service rates covering the period June 1, 2007, to May 31, 2008. The proposed rates for this service during the month of June 2007 are based on the proxy rate calculation. The proposed rates, effective July 1, 2007 to May 31, 2008, reflect the cost of Default Service supply based upon the results of the competitive bidding wholesale procurement process. The calculations in the application result in a rate decrease of approximately $1.7 million for the period, June 1 to June 30, 2007, and an increase of

30
approximately $4.2 million for the period, July 1, 2007 to May 31, 2008, resulting in an overall annual rate increase of approximately $2.5 million.

     The "proxy rate calculation" was established under a Memorandum of Agreement that DPL entered into with the staff of the VSCC in connection with the approval of DPL's divestiture of its generation assets in 2000, and provides for the calculation of Default Service rates that reflect an approximation of the fuel costs that DPL would have incurred had it retained its generating assets. Since June 1, 2006, use of the proxy rate calculation has resulted in DPL being unable to recover fully its cost of providing Default Service. The new rate application reflects DPL's position that, in accordance with the terms of the Memorandum of Agreement, the use of the proxy rate calculation to establish Default Service rates terminates on July 1, 2007, and effective that date, it should be permitted to charge customers market-based rates. However, the VSCC staff and the Virginia Attorney General may take a different position. The resolution of this issue is uncertain.

ACE Sale of B.L. England Generating Facility

     On February 8, 2007, ACE completed the sale of the B.L. England generating facility to RC Cape May Holdings, LLC (RC Cape May), an affiliate of Rockland Capital Energy Investments, LLC, for which it received proceeds of $9 million, subject to adjustment based on a post-closing 60-day true-up, which is expected to occur in May. In addition, RC Cape May and ACE have agreed to submit to arbitration whether RC Cape May must pay to ACE, as part of the purchase price, an additional $3.1 million remaining in dispute. RC Cape May also assumed certain liabilities associated with the B.L. England generating station, including substantially all environmental liabilities.

     The sale of B.L. England will not affect the stranded costs associated with the plant that already have been securitized. ACE anticipates that approximately $9 million to $10 million of additional regulatory assets related to B.L. England may, subject to NJBPU approval, be eligible for recovery as stranded costs. The emission allowance credits associated with B. L. England will be monetized for the benefit of ACE's ratepayers pursuant to the NJBPU order approving the sale. Net proceeds from the sale of the plant and monetization of the emission allowance credits, which will be determined after the sale upon resolution of certain adjustments, will be credited to ACE's ratepayers in accordance with the requirements of EDECA and NJBPU orders. The appropriate mechanism for monetizing the value of the emission allowances for the benefit of ratepayers has been deferred to a further proceeding, which has been filed before the NJBPU and is ongoing.

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

31
plaintiff sought $2 million in compensatory damages and $4 million in punitive damages from each defendant.

     Since the initial filings in 1993, additional individual suits have been filed against Pepco, and significant numbers of cases have been dismissed. As a result of two motions to dismiss, numerous hearings and meetings and one motion for summary judgment, Pepco has had approximately 400 of these cases successfully dismissed with prejudice, either voluntarily by the plaintiff or by the court. As of March 31, 2007, there are approximately 180 cases still pending against Pepco in the State Courts of Maryland; of which approximately 85 cases were filed after December 19, 2000, and have been tendered to Mirant for defense and indemnification pursuant to the terms of the Asset Purchase and Sale Agreement. Under the terms of the Settlement Agreement, Mirant has agreed to assume this contractual obligation. For a description of the Settlement Agreement, see the discussion of the relationship with Mirant above.

     While the aggregate amount of monetary damages sought in the remaining suits (excluding those tendered to Mirant) exceeds $360 million, PHI and Pepco believe the amounts claimed by current plaintiffs are greatly exaggerated. The amount of total liability, if any, and any related insurance recovery cannot be determined at this time; however, based on information and relevant circumstances known at this time, neither PHI nor Pepco believes these suits will have a material adverse effect on its financial position, results of operations or cash flows. However, if an unfavorable decision were rendered against Pepco, it could have a material adverse effect on Pepco's and PHI's financial position, results of operations or cash flows.

Cash Balance Plan Litigation

     In 1999, Conectiv established a cash balance retirement plan to replace defined benefit retirement plans then maintained by ACE and DPL. Following the acquisition by Pepco of Conectiv, this plan became the Conectiv Cash Balance Sub-Plan within the PHI Retirement Plan. On September 26, 2005, three management employees of PHI Service Company filed suit in the United States District Court for the District of Delaware (the Delaware District Court) against the PHI Retirement Plan, PHI and Conectiv (the PHI Parties), alleging violations of ERISA, on behalf of a class of management employees who did not have enough age and service when the Cash Balance Sub-Plan was implemented in 1999 to assure that their accrued benefits would be calculated pursuant to the terms of the predecessor plans sponsored by ACE and DPL. A fourth plaintiff was added to the case to represent DPL-heritage "grandfathered" employees who will not be eligible for early retirement at the end of the grandfathered period.

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

The PHI Parties filed a motion to dismiss the suit, which was denied by the court on July 11, 2006. The Delaware District Court stayed one count of the complaint regarding alleged age
32

discrimination pending a decision in another case before the United States Court of Appeals for the Third Circuit (the Third Circuit). On January 30, 2007, the Third Circuit issued a ruling in the other case that PHI believes should result in the favorable disposition of all of the claims (other than the claim of inadequate notice) against the PHI Parties in the Delaware District Court. The PHI Parties filed pleadings apprising the Delaware District Court of the Third Circuit's decision on February 16, 2007, at the same time they filed their opposition to plaintiffs' motion. On March 16, 2007, the plaintiffs filed pleadings apprising the Delaware District Court that the Third Circuit had denied a request for a rehearing in the other case.

     While PHI believes it has a strong legal position in the case and that it is therefore unlikely that the plaintiffs will prevail, PHI estimates that, if the plaintiffs were to prevail, the ABO and projected benefit obligation (PBO), calculated in accordance with SFAS No. 87, each would increase by approximately $12 million, assuming no change in benefits for persons who have already retired or whose employment has been terminated and using actuarial valuation data as of the time the suit was filed. The ABO represents the present value that participants have earned as of the date of calculation. This means that only service already worked and compensation already earned and paid is considered. The PBO is similar to the ABO, except that the PBO includes recognition of the effect that estimated future pay increases would have on the pension plan obligation.

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

     Cambridge, Maryland Site. In July 2004, DPL entered into an administrative consent order (ACO) with the Maryland Department of the Environment (MDE) to perform a Remedial Investigation/Feasibility Study (RI/FS) to further identify the extent of soil, sediment and ground and surface water contamination related to former manufactured gas plant (MGP) operations at a Cambridge, Maryland site on DPL-owned property and to investigate the extent of MGP contamination on adjacent property. The MDE has approved the RI and DPL submitted a final FS to MDE on February 15, 2007. The costs of cleanup (as determined by the RI/FS and subsequent negotiations with MDE) are anticipated to be approximately $2.7 million. The remedial action will include dredging activities within Cambridge Creek, which are expected to take place as early as October 2007, and soil excavation on DPL's and adjacent property as early as January 2008.

     Metal Bank/Cottman Avenue Site. In the early 1970s, both Pepco and DPL sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, Pepco and DPL were notified by the United States Environmental Protection Agency (EPA) that they, along with a number of other utilities and non-utilities, were potentially responsible parties (PRPs) in connection with the PCB contamination at the site.

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

     In March 2006, the United States District Court for the Eastern District of Pennsylvania approved global consent decrees for the Metal Bank/Cottman Avenue site, entered into on August 23, 2005, involving the Utility PRPs, the U.S. Department of Justice, EPA, The City of Philadelphia and two owner/operators of the site. Under the terms of the settlement, the two owner/operators will make payments totaling $5.55 million to the U.S. Department of Justice and totaling $4.05 million to the Utility PRPs. The Utility PRPs will perform the remedy at the site and will be able to draw on the $13.25 million from the Bankruptcy Settlement to accomplish the remediation (the Bankruptcy Funds). The Utility PRPs will contribute funds to the extent remediation costs exceed the Bankruptcy Funds available. The Utility PRPs also will be liable for EPA costs associated with overseeing the monitoring and operation of the site remedy after the remedy construction is certified to be complete and also the cost of performing the "5 year" review of site conditions required by the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Any Bankruptcy Funds not spent on the remedy may be used to cover the Utility PRPs' liabilities for future costs. No parties are released from potential liability for damages to natural resources.

     As of March 31, 2007, Pepco had accrued $1.7 million to meet its liability for a remedy at the Metal Bank/Cottman Avenue site. While final costs to Pepco of the settlement have not been determined, Pepco believes that its liability at this site will not have a material adverse effect on its financial position, results of operations or cash flows.

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

     Delilah Road Landfill Site. In November 1991, the New Jersey Department of Environmental Protection (NJDEP) identified ACE as a PRP at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an ACO with NJDEP to remediate the site. The soil cap remedy for the site has been completed and the NJDEP conditionally approved the report submitted by the parties on the implementation of the remedy in January 2003. In March 2004, NJDEP approved a Ground Water Sampling and Analysis Plan. Positive results of groundwater monitoring events have resulted in a reduced level of groundwater monitoring. In August 2006, NJDEP issued a No Further Action Letter (NFA) and Covenant Not to Sue for the site. Among other things, the NFA requires the PRPs to monitor the effectiveness of institutional (deed restriction) and engineering (cap) controls at the site every two years and to continue groundwater monitoring. In December 2006, the PRP group filed a petition with NJDEP seeking approval of semi-annual rather than quarterly ground water monitoring for two years and annual groundwater monitoring thereafter if ground water monitoring results remain consistent or improve relative to prior monitoring data. NJDEP has not acted on the PRP group's petition. In March 2003, EPA demanded from the PRP group reimbursement for EPA's past costs at the site, totaling $168,789. The PRP group objected to the demand for certain costs, but agreed to reimburse EPA approximately $19,000. In a March 19, 2007 letter, EPA demanded from the PRP group reimbursement for EPA's costs at the site between 1985 and 2007 totaling $233,563. The PRP group is objecting to the demand for these costs for a variety of reasons, including the fact that approximately $97,000 in costs was billed after construction of the remedy by the PRP group was completed. Based on information currently available, ACE anticipates that its share of additional cost associated with this site will be approximately $555,000 to $600,000. ACE believes that its liability for post-remedy operation and maintenance costs will not have a material adverse effect on its financial position, results of operations or cash flows.

     Deepwater Generating Station. On December 27, 2005, NJDEP issued a Title V Operating Permit for Conectiv Energy's Deepwater Generating Station. The permit includes new limits on unit heat input. These heat input values are design values based in theory and do not accurately reflect a unit's operating capability. In order to comply with these new operational limits, Deepwater Generating Station must restrict Unit 1 and Unit 6/8 output, resulting in losses of approximately $10,000 per operating day on Unit 6/8. Conectiv Energy is challenging these and other provisions of the Title V Operating Permit for Deepwater Generating Station.

     On April 3, 2007, NJDEP issued an Administrative Order and Notice of Civil Administrative Penalty Assessment alleging that at Conectiv Energy's Deepwater Generating Station, the maximum gross heat input to Unit 1 exceeded the maximum allowable heat input in calendar year 2005 and the maximum gross heat input to Unit 6/8 exceeded the maximum allowable heat input in calendar years 2005 and 2006. The order required the cessation of operation of Units 1 and 6/8 above the alleged permitted heat input levels, assessed a penalty of $1,091,000 and requested that Conectiv Energy provide additional information about heat input to Units 1 and 6/8 by May 10, 2007. Conectiv Energy requested a contested case hearing challenging the issuance of the order and requested that the order be stayed pending resolution of the Title V Operating Permit contested case described above.

     Carll's Corner Generating Station. On March 9, 2007, NJDEP issued an Administrative Order of Revocation and Notice of Civil Administrative Penalty Assessment alleging that emissions from Unit 1 at Conectiv Energy's Carll's Corner Generating Station exceeded permitted particulate emissions levels during stack testing performed in June and November 2006. The order revoked Conectiv Energy's authority to operate Unit 1 effective April 21, 2007 and assessed a penalty of $110,000 for the alleged permit violations. Conectiv Energy is continuing to investigate the cause of the stack test results. Conectiv Energy requested a contested case hearing challenging the issuance of the order and moved for a stay of the order of revocation. On April 18, NJDEP issued a stay of the order of revocation until June 30, 2007.

35
IRS Examination of Like-Kind Exchange Transaction

     In 2001, Conectiv and certain of its subsidiaries (the Conectiv Group) were engaged in the implementation of a strategy to divest nonstrategic electric generating facilities and replace these facilities with mid-merit electric generating capacity. As part of this strategy, the Conectiv Group exchanged its interests in two older coal-fired plants for the more efficient gas-fired Hay Road II generating facility, which was owned by an unaffiliated third party. For tax purposes, Conectiv treated the transaction as a "like-kind exchange" under IRC Section 1031. As a result, approximately $88 million of taxable gain was deferred for federal income tax purposes.

     The transaction was examined by the IRS as part of the normal Conectiv tax audit. In May 2006, the IRS issued a revenue agent's report (RAR) for the audit of Conectiv's 2000, 2001 and 2002 income tax returns, in which the IRS exam team disallowed the qualification of the exchange under IRC Section 1031. In July 2006, Conectiv filed a protest of this disallowance to the IRS Office of Appeals.

     PHI believes that its tax position related to this transaction is proper based on applicable statutes, regulations and case law and intends to vigorously contest the disallowance. However, there is no absolute assurance that Conectiv's position will prevail. If the IRS prevails, Conectiv would be subject to additional income taxes, interest and possible penalties. However, a portion of the denied benefit would be offset by additional tax depreciation.

     As of March 31, 2007, if the IRS fully prevails, the potential cash impact on PHI would be current income tax and interest payments of approximately $29.4 million and the earnings impact would be approximately $7 million in after-tax interest.

Federal Tax Treatment of Cross-Border Leases
PCI maintains a portfolio of cross-border energy sale-leaseback transactions, which, as of March 31, 2007, had a book value of approximately $1.3 billion.

     On February 11, 2005, the Treasury Department and IRS issued Notice 2005-13 informing taxpayers that the IRS intends to challenge on various grounds the purported tax benefits claimed by taxpayers entering into certain sale-leaseback transactions with tax-indifferent parties (i.e., municipalities, tax-exempt and governmental entities) (the Notice). In addition, on June 29, 2005 the IRS published a Coordinated Issue Paper concerning the resolution of audit issues related to such transactions. PCI's cross-border energy leases are similar to those sale-leaseback transactions described in the Notice and the Coordinated Issue Paper.

     PCI's leases have been under examination by the IRS as part of the normal PHI tax audit. On June 9, 2006, the IRS issued its final RAR for its audit of PHI's 2001 and 2002 income tax returns. In the RAR, the IRS disallowed the tax benefits claimed by PHI with respect to certain of these leases for those years. The tax benefit claimed by PHI with respect to the leases under audit is approximately $60 million per year and from 2001 through March 31, 2007 were approximately $302 million. PHI has filed a protest against the IRS adjustments and the unresolved audit has been forwarded to the Appeals Office. The ultimate outcome of this issue is uncertain; however, if the IRS prevails, PHI would be subject to additional taxes, along with interest and possibly penalties on the additional taxes, which could have a material adverse effect on PHI's financial condition, results of operations, and cash flows. PHI believes that its tax position related to these transactions was appropriate based on applicable statutes, regulations and case law, and intends to contest the adjustments proposed by the IRS; however, there is no assurance that PHI's position will prevail.

     On July 13, 2006, the FASB issued FSP FAS 13-2 which amends SFAS No. 13 effective for fiscal years beginning after December 15, 2006. This amendment requires a lease to be repriced and the book value adjusted when there is a change or probable change in the timing of tax benefits of the lease regardless of whether the change results in a deferral or permanent loss of tax benefits. Accordingly, a material change in the timing of cash flows under PHI's cross-border leases as the result of a settlement with the IRS would require an adjustment to the book value of the leases and a charge to earnings equal to the repricing impact of the disallowed deductions which could result in a material adverse effect on PHI's financial condition, results of operations, and cash flows. PHI believes its tax position was appropriate and at this time does not believe there is a probable change in the timing of its tax benefits that would require repricing the leases and a charge to earnings.

     On February 1, 2007 the U.S. Senate passed the Small Business and Work Opportunity Act of 2007. Included in this legislation was a provision which would apply passive loss limitation rules to certain leases with foreign and tax indifferent parties effective for taxable years beginning after December 31, 2006, for leases entered into prior to enactment. On February 16, 2007 the U.S. House of Representatives passed the Small Business Relief Act of 2007. This bill did not include any provision that would modify the current treatment of leases with tax indifferent parties. Enactment into law of a bill that is similar to that passed by the U.S. Senate in its current form could result in a material delay of the income tax benefits that PHI would receive in connection with its cross-border energy leases. Furthermore, under FSP FAS 13-2, PHI would be required to adjust the book values of its leases and record a charge to earnings equal to the repricing impact of the disallowed deductions which could result in a material adverse effect on PHI's financial condition, results of operations and cash flows. In April 2007, the U.S. House of Representatives and the U.S. Senate agreed on the Small Business and Work Opportunity Act which does not include any passive loss limitation rules on certain leases with foreign and tax indifferent parties. This bill was included in the FY 2007 war supplemental spending bill (H.R. 1591) that was vetoed by the President on May 1, 2007.

IRS Mixed Service Cost Issue

     During 2001, Pepco, DPL, and ACE changed their methods of accounting with respect to capitalizable construction costs for income tax purposes. The change allowed the companies to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through December 31, 2005, these accelerated deductions generated incremental tax cash flow benefits of approximately $205 million (consisting of $94 million for Pepco, $62 million for DPL, and $49 million for ACE) for the companies, primarily attributable to their 2001 tax returns.

     On August 2, 2005, the Treasury Department released regulations that, if adopted in their current form, would require Pepco, DPL, and ACE to change their method of accounting with respect to capitalizable construction costs for income tax purposes for tax periods beginning in 2005. Based on those regulations, PHI in its 2005 federal tax return adopted an alternative method of accounting for capitalizable construction costs that management believes will be acceptable to the IRS.

     On the same day that the new regulations were released, the IRS issued Revenue Ruling 2005-53, which is intended to limit the ability of certain taxpayers to utilize the method of accounting for income tax purposes they utilized on their tax returns for 2004 and prior years with respect to capitalizable construction costs. In line with this Revenue Ruling, the IRS RAR for the 2001 and 2002 tax returns disallowed substantially all of the incremental tax benefits that Pepco, DPL and ACE had claimed on those returns by requiring the companies to capitalize and depreciate certain expenses rather than treat such expenses as current deductions. PHI's protest of the IRS adjustments is among the unresolved audit matters relating to the 2001 and 2002 audits pending before the Appeals Office.

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

     As of March 31, 2007, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	DPL	ACE	Other	Total
Energy marketing obligations of Conectiv Energy (1)	$210.3	$-	$-	$-	$210.3
Energy procurement obligations of Pepco Energy Services (1)	19.8	-	-	-	19.8
Guaranteed lease residual values (2)	-	3.1	3.2	.6	6.9
Other (3)	2.7	-	-	1.8	4.5
Total	$232.8	$3.1	$3.2	$2.4	$241.5

1.

Pepco Holdings has contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including requirements under BGS contracts entered into with ACE.

2.

Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of March 31, 2007, obligations under the guarantees were approximately $6.9 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of payment being required under the guarantee is remote.

3.	Other guarantees consist of:
•	Pepco Holdings has guaranteed a subsidiary building lease of $2.7 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
•

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications, LLC. As of March 31, 2007, the guarantees cover the remaining $1.8 million in rental obligations.

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

Dividends
On April 26, 2007, Pepco Holdings' Board of Directors declared a dividend on common stock of 26 cents per share payable June 29, 2007, to shareholders of record on June 11, 2007.
(5) USE OF DERIVATIVES IN ENERGY AND INTEREST RATE HEDGING ACTIVITIES

     PHI accounts for its derivative activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) as amended by subsequent pronouncements. See "Accounting for Derivatives" in Note (2) and "Use of Derivatives in Energy and Interest Rate Hedging Activities" in Note (13) to the Consolidated Financial Statements of PHI included in PHI's Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of the accounting treatment of the derivatives used by PHI and its subsidiaries.

     The table below provides detail on effective cash flow hedges under SFAS No. 133 included in PHI's Consolidated Balance Sheet as of March 31, 2007. Under SFAS No. 133, cash flow hedges are marked-to-market on the balance sheet with corresponding adjustments to AOCI. The data in the table indicates the magnitude of the effective cash flow hedges by hedge type (i.e., other energy commodity and interest rate hedges), maximum term, and portion expected to be reclassified to earnings during the next 12 months.

39
Cash Flow Hedges Included in Accumulated Other Comprehensive Loss (OCL) As of March 31, 2007 (Millions of dollars)
Contracts	Accumulated OCL After Tax (1)	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
Other Energy Commodity	$(42.1)	$(34.5)	57 months
Interest Rate	(31.3)	(4.7)	305 months
Total	$(73.4)	$(39.2)

(1)

Accumulated Other Comprehensive Loss as of March 31, 2007, includes an $(8.4) million balance related to minimum pension liability. This balance is not included in this table as there is not a cash flow hedge associated with it.

     The following table shows, in millions of dollars, the pre-tax loss recognized in earnings for cash flow hedge ineffectiveness for the three months ended March 31, 2007 and 2006 and where they were reported in PHI's Consolidated Statements of Earnings during the periods.

	2007	2006
Operating Revenue	$(.6)	$(.3)
Fuel and Purchased Energy	(.3)	(.2)
Total	$(.9)	$(.5)

     In connection with their energy commodity activities, the Competitive Energy businesses designate certain derivatives as fair value hedges. The net pre-tax gains (losses) recognized during the three months ended March 31, 2007 and 2006 and included in the Consolidated Statements of Earnings for fair value hedges and the associated hedged items are shown in the following table, in millions of dollars, for the three months ended March 31, 2007 and 2006.

	2007	2006
Loss on Derivative Instruments	$(1.8)	$(5.4)
Gain on Hedged Items	$1.6	$ 5.8

     For the three months ended March 31, 2007, a $1.2 million gain was reclassified from OCI to earnings because the forecasted hedged transactions were deemed no longer probable. For the three months ended March 31, 2006, there were no forecasted hedged transactions or firm commitments deemed to be no longer probable.

     In connection with their other energy commodity activities, the Competitive Energy businesses hold certain derivatives that do not qualify as hedges. Under SFAS No. 133, these derivatives are marked-to-market through earnings with corresponding adjustments on the balance sheet. The pre-tax gains (losses) on these derivatives are included in "Competitive Energy Operating Revenues" and are summarized in the following table, in millions of dollars, for the three months ended March 31, 2007 and 2006.

40
	2007	2006
Proprietary Trading (1)	$-	$-
Other Energy Commodity (2)	8.0	11.2
Total	$8.0	$11.2

(1) PHI discontinued its proprietary trading activity in 2003. (2) Includes $.4 million of ineffective fair value hedges in 2007.
(6) SUBSEQUENT EVENTS
Amended and Restated Credit Facility

     On May 2, 2007, PHI, Pepco, DPL and ACE entered into an Amended and Restated Credit Agreement with the lenders party thereto, Wachovia Bank, National Association, as administrative agent and swingline lender, Citicorp USA, Inc., as syndication agent, The Royal Bank of Scotland, plc, The Bank of Nova Scotia and JPMorgan Chase Bank, N.A., as documentation agents, and Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book runners.

     The aggregate borrowing limit under the facility is $1.5 billion, all or any portion of which may be used to obtain loans or to issue letters of credit. PHI's credit limit under the facility is $875 million. The credit limit of each of Pepco, DPL and ACE is the lesser of $500 million and the maximum amount of debt the company is permitted to have outstanding by its regulatory authorities, except that the aggregate amount of credit used by Pepco, DPL and ACE at any given time collectively may not exceed $625 million. The interest rate payable by each company on utilized funds is based on the prevailing prime rate or Eurodollar rate, plus a margin that varies according to the credit rating of the borrower. The facility also includes a "swingline loan sub-facility", pursuant to which each company may make same day borrowings in an aggregate amount not to exceed $150 million. Any swingline loan must be repaid by the borrower within seven days of receipt thereof. All indebtedness incurred under the facility is unsecured.

     The facility commitment expiration date is May 5, 2012, with each company having the right to elect to have 100% of the principal balance of the loans outstanding on the expiration date continued as non-revolving term loans for a period of one year from such expiration date.

     The facility is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the amended and restated credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, and results of operations or financial condition subsequent to the entry into the amended and restated credit agreement is not a condition to the availability of credit under the facility. Among the covenants contained in the amended and restated credit agreement are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the amended and restated credit agreement, which calculation excludes certain trust preferred securities and deferrable interest subordinated debt from the definition of total indebtedness (not

41

to exceed 15% of total capitalization), (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the amended and restated credit agreement, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the amended and restated credit agreement. The failure to satisfy any of the covenants or the occurrence of specified events that constitute an event of default could result in the acceleration of the repayment obligations of the borrower. The events of default include (1) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (2) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (3) a change in control (as defined in the amended and restated credit agreement) of PHI or the failure of PHI to own all of the voting stock of Pepco, DPL and ACE. The agreement does not include any ratings triggers.

Other Financings
In April 2007, PHI issued $200 million of 6.0% notes due 2019. The net proceeds will be used to redeem in May 2007, a like amount of 5.50% notes due August, 2007.
In April 2007, ACE retired at maturity $15 million of 7.52% medium-term notes.
In April 2007, ACE Funding made principal payments of $4.9 million on Series 2002-1 Bonds, Class A-1 and $2.0 million on Series 2003-1 Bonds, Class A-1 with a weighted average interest rate of 2.89%.
In May 2007, DPL retired at maturity $50 million of 8.125% medium-term notes.
42

THIS PAGE INTENTIONALLY LEFT BLANK.
43

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended March 31,
	2007	2006
	(Millions of dollars)

Operating Revenue	$506.6	$475.2

Operating Expenses
Fuel and purchased energy	296.5	265.7
Other operation and maintenance	71.0	71.1
Depreciation and amortization	41.9	40.7
Other taxes	68.3	64.1
Gain on sale of assets	(.6)	-
Total Operating Expenses	477.1	441.6

Operating Income	29.5	33.6

Other Income (Expenses)
Interest and dividend income	.5	1.5
Interest expense	(18.5)	(18.9)
Other income	3.1	3.5
Other expenses	(.1)	-
Total Other Expenses	(15.0)	(13.9)

Income Before Income Tax Expense	14.5	19.7

Income Tax Expense	5.8	9.1

Net Income	8.7	10.6

Dividends on Redeemable Serial Preferred Stock	-	1.0

Earnings Available for Common Stock	8.7	9.6

Retained Earnings at Beginning of Period	559.7	574.3

Dividends Paid to Parent	(15.0)	(15.0)

Cumulative Effect Adjustment Related to the Implementation of FIN 48	6.8	-

Retained Earnings at End of Period	$560.2	$568.9

The accompanying Notes are an integral part of these Financial Statements.

44

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
ASSETS	March 31, 2007	December 31, 2006
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$8.6	$12.4
Accounts receivable, less allowance for uncollectible accounts of $17.1 million and $17.4 million, respectively	332.7	318.3
Materials and supplies-at average cost	49.2	42.8
Prepayments of income taxes	78.2	66.5
Prepaid expenses and other	18.5	25.5
Total Current Assets	487.2	465.5

INVESTMENTS AND OTHER ASSETS
Regulatory assets	123.6	127.7
Prepaid pension expense	157.2	160.1
Investment in trust	29.3	29.0
Income taxes receivable	176.5	-
Other	60.5	99.6
Total Investments and Other Assets	547.1	416.4

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	5,222.4	5,157.6
Accumulated depreciation	(2,196.1)	(2,162.5)
Net Property, Plant and Equipment	3,026.3	2,995.1

TOTAL ASSETS	$4,060.6	$3,877.0

The accompanying Notes are an integral part of these Financial Statements.

45

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	March 31, 2007	December 31, 2006
	(Millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$135.8	$67.1
Current maturities of long-term debt	253.0	210.0
Accounts payable and accrued liabilities	185.5	180.1
Accounts payable to associated companies	57.1	46.0
Capital lease obligations due within one year	5.5	5.5
Taxes accrued	76.0	72.8
Interest accrued	24.8	16.9
Interest and tax liability on uncertain tax positions	63.4	-
Other	154.8	153.6
Total Current Liabilities	955.9	752.0

DEFERRED CREDITS
Regulatory liabilities	137.9	146.8
Deferred income taxes	575.7	636.3
Investment tax credits	14.0	14.5
Other postretirement benefit obligation	70.2	69.3
Income taxes payable	126.3	-
Other	65.9	66.0
Total Deferred Credits	990.0	932.9

LONG-TERM LIABILITIES
Long-term debt	912.1	990.0
Capital lease obligations	110.9	110.9
Total Long-Term Liabilities	1,023.0	1,100.9

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDER'S EQUITY
Common stock, $.01 par value, authorized 200,000,000 shares, issued 100 shares	-	-
Premium on stock and other capital contributions	531.5	531.5
Retained earnings	560.2	559.7
Total Shareholder's Equity	1,091.7	1,091.2

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$4,060.6	$3,877.0

The accompanying Notes are an integral part of these Financial Statements.

46

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2007	2006
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$8.7	$10.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	41.9	40.7
Deferred income taxes	(2.8)	(11.1)
Gain on sale of assets	(.6)	-
Changes in:
Accounts receivable	(14.4)	44.3
Regulatory assets and liabilities	(9.1)	3.9
Accounts payable and accrued liabilities	28.2	(45.5)
Interest and taxes accrued	6.2	(61.1)
Other changes in working capital	(11.8)	(5.7)
Net other operating	6.0	7.0
Net Cash From (Used By) Operating Activities	52.3	(16.9)

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(67.8)	(45.5)
Net other investing activities	(.5)	.4
Net Cash Used By Investing Activities	(68.3)	(45.1)

FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(15.0)	(15.0)
Dividends paid on preferred stock	-	(1.0)
Redemption of preferred stock	-	(21.5)
Reacquisition of long-term debt	(35.0)	-
Issuances of short-term debt, net	68.7	-
Net other financing activities	(6.5)	(4.2)
Net Cash From (Used By) Financing Activities	12.2	(41.7)

Net Decrease in Cash and Cash Equivalents	(3.8)	(103.7)
Cash and Cash Equivalents at Beginning of Period	12.4	131.4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8.6	$27.7

NONCASH ACTIVITIES
Asset retirement obligations associated with removal costs transferred to regulatory liabilities	$1.6	$(5.8)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes (includes payments to PHI for Federal income taxes)	$-	$80.6

The accompanying Notes are an integral part of these Financial Statements.

47
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

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     Pepco's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in Pepco's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of Pepco's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco's financial condition as of March 31, 2007, in accordance with GAAP. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results for the three months ended March 31, 2007 may not be indicative of results that will be realized for the full year ending December 31, 2007 since the sales of electric energy are seasonal.

FIN 46R, "Consolidation of Variable Interest Entities"

     Due to a variable element in the pricing structure of Pepco's purchase power agreement with Panda-Brandywine, L.P. (Panda) entered into in 1991, pursuant to which Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (Panda PPA), Pepco potentially assumes the variability in the operations of the plants related to the Panda PPA and therefore has a variable interest in the entity. In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R (revised December 2003), entitled "Consolidation of Variable Interest Entities" (FIN 46R), Pepco continued, during the first quarter of 2007, to conduct exhaustive efforts to obtain information from this entity, but was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether the entity was a variable interest entity or if Pepco was the primary beneficiary. As a result, Pepco has applied the scope exemption from the application of

48
FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information, but have not been able to obtain such information.

     Power purchases related to the Panda PPA for the three months ended March 31, 2007 and 2006 were approximately $23 million and $19 million, respectively. Pepco's exposure to loss under the Panda PPA is discussed in Note (4), Commitments and Contingencies, under "Relationship with Mirant Corporation."

     In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)" (FSP FIN 46(R)-6), which provides guidance on how to determine the variability to be considered in applying FIN 46(R). Pepco started applying the guidance in FSP FIN 46(R)-6 to new and modified arrangements effective July 1, 2006.

FIN 48, "Accounting for Uncertainty in Income Taxes"

     On July 13, 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the criteria for recognition of tax benefits in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," and prescribes a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Specifically, it clarifies that an entity's tax benefits must be "more likely than not" of being sustained prior to recording the related tax benefit in the financial statements. If the position drops below the "more likely than not" standard, the benefit can no longer be recognized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

     Pepco adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, Pepco recorded a $6.8 million increase in beginning retained earnings, representing the cumulative effect of the change in accounting principle. Unrecognized tax benefits represent those tax benefits related to tax positions that have been taken or are expected to be taken in tax returns, including refund claims, that are not recognized in the financial statements because, in accordance with FIN 48, management has either measured the tax benefit at an amount less than the benefit claimed or expected to be claimed or concluded that it is not more likely than not that the tax position will be ultimately sustained. As of January 1, 2007, unrecognized tax benefits totaled $95.1 million. For the majority of these tax positions, the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. Unrecognized tax benefits at January 1, 2007, included $20.7 million that, if recognized, would lower the effective tax rate.

     Pepco recognizes interest on under/over payments of income taxes and penalties in income tax expense. As of January 1, 2007, Pepco had accrued approximately $4.1 million of interest expense and penalties.

     Pepco, as a direct subsidiary of PHI, is included on PHI's consolidated federal income tax return. Pepco's federal income tax liabilities for all years through 2000 have been determined, subject to adjustment to the extent of any net operating loss or other loss or credit carrybacks from subsequent years. The open tax years for the significant states where Pepco files state income tax returns (District of Columbia and Maryland), are the same as noted above.

49

     Total unrecognized tax benefits that may change over the next twelve months include the Mixed Service Cost Issue. See Note (4) Commitments and Contingencies -- "IRS Mixed Service Cost Issue" for a discussion of this item.

     Included in the amount of unrecognized tax benefits at January 1, 2007 that, if recognized, would lower the effective tax rate is a state of Maryland claim for refund in the amount of $31.8 million. Pepco filed an amended 2000 Maryland tax return on November 14, 2005 claiming the refund. The amended return claimed additional tax basis for purposes of computing the Maryland tax gain on the sale of Pepco's generating plants based on the tax benefit rule. This claim for refund was rejected by the state. Pepco filed an appeal by letter dated June 28, 2006. The Hearing Officer denied the appeal by a Notice of final Determination dated February 22, 2007. Pepco petitioned Maryland Tax Court on March 22, 2007 for the refund. The outcome of this case is uncertain at this time. Based on the FIN 48 criteria, management does not feel that this refund claim meets the financial statement recognition threshold and measurement attribute for recording the tax benefits of this transaction.

     On May 2, 2007, the FASB issued FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" (FIN 48-1), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Pepco applied the guidance of FIN 48-1 with its adoption of FIN 48 on January 1, 2007.

Components of Net Periodic Benefit Cost

     Pepco accounts for its participation in the Pepco Holdings benefit plans as participation in a multi-employer plan. PHI's pension and other postretirement net periodic benefit cost for the three months ended March 31, 2007, of $17.0 million includes $8.1 million for Pepco's allocated share. The remaining pension and other postretirement net periodic benefit cost is allocated to other PHI subsidiaries. PHI's pension and other postretirement net periodic benefit cost for the three months ended March 31, 2006, of $16.5 million includes $7.8 million for Pepco's allocated share. The remaining pension and other postretirement net periodic benefit cost is allocated to other PHI subsidiaries.

50
Reconciliation of Income Tax Expense
A reconciliation of Pepco's income tax expense is as follows:
	For the Three Months Ended March 31,
	2007		2006
	Amount	Rate	Amount	Rate
	(Millions of dollars)
Income Before Income Tax Expense	$14.5		$19.7

Income tax at federal statutory rate	$ 5.1	.35	$ 6.9	.35
Increases (decreases) resulting from:
Depreciation	1.5	.10	1.5	.08
Asset removal costs	(.4)	(.03)	(1.3)	(.07)
State income taxes, net of federal effect	.9	.06	1.4	.07
Software amortization	.7	.05	.7	.04
Tax credits	(.5)	(.03)	(.5)	(.03)
Change in estimates related to prior year tax liabilities	(.8)	(.06)	.1	-
Other, net	(.7)	(.04)	.3	.02

Total Income Tax Expense	$ 5.8	.40	$ 9.1	.46

Debt
In January 2007, Pepco retired at maturity $35 million of 7.64% medium-term notes.
Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including Pepco, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to Pepco for the three months ended March 31, 2007 and 2006 were approximately $31.2 million and $29.6 million, respectively.

     Certain subsidiaries of Pepco Energy Services perform utility maintenance services, including services that are treated as capital costs, for Pepco. Amounts paid by Pepco to these companies for the three months ended March 31, 2007 and 2006 were approximately $8.4 million and $2.3 million, respectively.

51
In addition to the transactions described above, Pepco's Statements of Earnings include the following related party transactions:
	For the Three Months Ended March 31,
	2007	2006
Income (Expense)	(Millions of dollars)
Intercompany power purchases - Conectiv Energy Supply (included in fuel and purchased energy)	$(15.9)	$ -
Intercompany lease transactions related to facility and building maintenance (included in other operation and maintenance)	$ (.3)	$(1.0)
As of March 31, 2007 and December 31, 2006, Pepco had the following balances on its Balance Sheets due (to)/from related parties:
	March 31, 2007	December 31, 2006
Asset (Liability)	(Millions of dollars)
Payable to Related Party (current)
PHI Service Company	$(15.9)	$ (.9)
PHI Parent	(.1)	(5.0)
Conectiv Energy Supply	(4.6)	(4.8)
Pepco Energy Services (a)	(36.7)	(35.4)

The items listed above are included in the "Accounts payable to associated companies" balance on the Balance Sheet of $57.1 million and $46.0 million at March 31, 2007 and December 31, 2006, respectively.

Money Pool Balance with Pepco Holdings (included in cash and cash equivalents on the Balance Sheet)	$ -	$ .4

(a)

Pepco bills customers on behalf of Pepco Energy Services where customers have selected Pepco Energy Services as their alternative supplier or where Pepco Energy Services has performed work for certain government agencies under a General Services Administration area-wide agreement.

Reclassifications
Certain prior period amounts have been reclassified in order to conform to current period presentation.
New Accounting Standards
FSP FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors"

     In March 2006, the FASB issued FSP FASB Technical Bulletin (FTB) 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP FTB 85-4-1 also amends certain provisions of FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement

52

contracts and is effective for fiscal years beginning after June 15, 2006 (year ending December 31, 2007 for Pepco). Pepco has evaluated the impact of FSP FTB 85-4-1 and does not anticipate that its implementation will have a material impact on its overall financial condition, results of operations, or cash flows.

EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions"

     On June 28, 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3. Pepco implemented EITF 06-3 during the first quarter of 2007. Taxes included in Pepco's gross revenues were $56.2 million and $52.8 million for the three months ended March 31, 2007 and 2006, respectively.

SFAS No. 157, "Fair Value Measurements"

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of this Statement will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (year ending December 31, 2008 for Pepco). Pepco is currently in the process of evaluating the impact that SFAS No. 157 will have on its overall financial condition, results of operations, and cash flows.

     EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance -- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance"

     On September 20, 2006, the FASB ratified EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance -- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" (EITF 06-5) which provides guidance on whether an entity should consider the contractual ability to surrender all of the individual-life policies (or certificates under a group life policy) together when determining the amount that could be realized in accordance with FTB 85-4, and whether a guarantee of the additional value associated with the group life policy affects that determination. EITF 06-5 provides that a policyholder should (i) determine the amount that could be realized under the insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy) and (ii) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist unless contractual limitations prescribe that the cash surrender value

53

component of the amount that could be realized is a fixed amount, in which case the amount that could be realized should be discounted in accordance with Opinion 21. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 (year ending December 31, 2007 for Pepco). Pepco does not anticipate that the implementation of EITF 06-5 will materially impact its disclosure requirements.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115"

     On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS No. 159) which permits entities to choose to elect to measure eligible financial instruments at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of SFAS No. 159 will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

     SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards.

     SFAS No. 159 applies to fiscal years beginning after November 15, 2007 (year ending December 31, 2008 for Pepco), with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). Pepco is currently in the process of evaluating the impact that SFAS No. 159 will have on its overall financial condition, results of operations, and cash flows.

(3) SEGMENT INFORMATION
In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," Pepco has one segment, its regulated utility business.
54
(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generating assets to Mirant Corporation (formerly Southern Energy, Inc.) and certain of its subsidiaries. In July 2003, Mirant and certain of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court). On December 9, 2005, the Bankruptcy Court approved the Plan of Reorganization (the Reorganization Plan) of Mirant and the Mirant business emerged from bankruptcy on January 3, 2006, as a new corporation of the same name (together with its predecessors, Mirant).

     As part of the bankruptcy proceeding, Mirant had been seeking to reject certain ongoing contractual arrangements under the Asset Purchase and Sale Agreement entered into by Pepco and Mirant for the sale of the generating assets that are described below. The Reorganization Plan did not resolve the issues relating to Mirant's efforts to reject these obligations nor did it resolve certain Pepco damage claims against the Mirant bankruptcy estate.

Power Purchase Agreement

     The Panda PPA obligates Pepco to purchase from Panda 230 megawatts of energy and capacity annually through 2021. At the time of the sale of Pepco's generating assets to Mirant, the purchase price of the energy and capacity under the Panda PPA was, and since that time has continued to be, substantially in excess of the market price. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated through 2021 to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the Panda PPA at a price equal to Pepco's purchase price from Panda (the PPA-Related Obligations).

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

55
•	Mirant will assume the Asset Purchase and Sale Agreement, except for the PPA-Related Obligations, which Mirant will be permitted to reject.
•

Pepco will receive an allowed claim under the Reorganization Plan in an amount that will result in a total aggregate distribution to Pepco, net of certain transaction expenses, of $520 million, consisting of (i) $450 million in damages resulting from the rejection of the PPA-Related Obligations and (ii) $70 million in settlement of other Pepco damage claims against the Mirant bankruptcy estate, which, as described below, was paid by Mirant to Pepco in August 2006 (collectively, the Pepco Distribution).

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

•

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

     According to their terms, the Settlement Agreement and the SMECO Settlement Agreement will become effective when the Bankruptcy Court or the United States District Court for the Northern District of Texas (the District Court), as applicable, has entered a final order, not subject to appeal or rehearing, approving both the Settlement Agreement and the SMECO Settlement Agreement.

     On August 9, 2006, the Bankruptcy Court issued an order approving the Settlement Agreement and the SMECO Settlement Agreement. On August 18, 2006, certain holders of Mirant bankruptcy claims, who had objected to approval of the Settlement Agreement and the SMECO Settlement Agreement before the Bankruptcy Court, appealed the approval order to the

56

District Court. On December 26, 2006, the District Court issued an order affirming the Bankruptcy Court's order approving the Settlement Agreement. On January 25, 2007, the parties that appealed the Bankruptcy Court's order filed a notice of appeal of the District Court's order with the United States Court of Appeals for the Fifth Circuit (the Fifth Circuit). The brief of the appealing creditors was filed on April 25, 2007, while Mirant's and Pepco's briefs are due on May 28, 2007.

     In August 2006, Mirant made a cash payment to Pepco of $70 million, which became due in accordance with the terms of the Settlement Agreement as a result of the approval of the Settlement Agreement by the Bankruptcy Court. If the Bankruptcy Court order approving the Settlement Agreement becomes a final order after the exhaustion of all appeals, the payment will be taken into account as if it were proceeds from the resale by Pepco of shares of the Mirant common stock, as described above, and treated as a portion of the $520 million payment due Pepco. If the Bankruptcy Court approval of the Settlement Agreement is not upheld on appeal, Pepco must repay this cash payment to Mirant. Therefore, no income statement impact has been recognized in relation to the $70 million payment.

     Until the approval of the Settlement Agreement and the SMECO Settlement Agreement becomes final, Mirant is required to continue to perform all of its contractual obligations to Pepco and SMECO. Pepco intends to use the $450 million portion of the Pepco Distribution related to the rejection of the PPA-Related Obligations to pay for future capacity and energy purchases under the Panda PPA.

Rate Proceedings

     Pepco currently has two active electric distribution base rate cases underway, in the District of Columbia and Maryland. In each of these cases, Pepco has proposed the adoption of a bill stabilization adjustment mechanism (BSA) for retail customers. The BSA would increase rates if revenues from distribution deliveries fall below the level approved by the applicable regulatory commission and will decrease rates if revenues from distribution deliveries are above the commission-approved level. The end result would be that Pepco would collect its authorized revenues for distribution deliveries. As a consequence, a BSA "decouples" revenue from unit sales consumption and ties the growth in revenues to the growth in the number of customers. Some advantages of the BSA are that it (i) eliminates revenue fluctuations due to weather and changes in customer usage patterns and, therefore, provides for more predictable utility distribution revenues that are better aligned with costs, (ii) provides for more reliable fixed-cost recovery, (iii) tends to stabilize customers' delivery bills, and (iv) removes any disincentives for Pepco to promote energy efficiency programs for its customers, because it breaks the link between overall sales volumes and delivery revenues. In each of the base rate cases, Pepco has proposed a quarterly BSA.

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

57

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

     On December 12, 2006, Pepco submitted an application to the DCPSC to increase electric distribution base rates, including a proposed BSA. The application requested an annual increase of approximately $46.2 million or an overall increase of 13.5%, reflecting a proposed return on equity (ROE) of 10.75%. If the BSA is not approved, the proposed annual increase would be $50.5 million or an overall increase of 14.8%, reflecting an ROE of 11.00%. A DCPSC decision is expected in mid-September 2007.

Maryland

     On November 17, 2006, Pepco submitted an application to the Maryland Public Service Commission (MPSC) to increase electric distribution base rates, including a proposed BSA. The application requested an annual increase of approximately $47.4 million (including a decrease in depreciation expense of $6.3 million), reflecting a proposed ROE of 11.00%. If the BSA is not approved, the proposed annual increase would be $55.7 million, reflecting a proposed ROE of 11.25%. In an order dated December 11, 2006, the MPSC suspended the proposed rates pending MPSC approval. The parties to the case filed testimony in March and early April 2007, and hearings were held in April 2007. At the hearings, Pepco reduced the requested ROE by 0.25% based on the latest market conditions. The MPSC staff recommended in surrebuttal testimony an increase of $7.5 million (including a decrease in depreciation expense of $31 million). The Maryland Office of People's Counsel (OPC) recommended in surrebuttal testimony a decrease of $46.7 million (including a decrease in depreciation expense of $53.3 million). Briefs of all parties containing their respective final positions were due on May 4, 2007; Pepco is in the process of reviewing these filings. MPSC staff and OPC recommendations have included a BSA component, but with modifications including a larger decrease to the ROE than that proposed by Pepco. An MPSC decision in the case is expected in June 2007.

Federal Energy Regulatory Commission

     On May 15, 2006, Pepco updated its FERC-approved formula transmission rates based on 2005 FERC Form 1 data. The rates, which became effective on June 1, 2006, were $12,009 per megawatt per year. By operation of the formula rate process, the transmission rates now in effect incorporate a one-time-only settlement adjustment, as well as the annual true-up from the prior year's transmission rates. Beginning in January 2007, the new rates are being applied to 2006 customer demand or peak load data, replacing the 2005 peak load data that was used in 2006. This demand component is driven by the prior year peak loads experienced in each respective geographic area. Further, the rate changes will be positively impacted by changes to distribution rates based on the merger settlements in Maryland and the District of Columbia.

58
Divestiture Cases
District of Columbia

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed with the DCPSC in July 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's DCPSC-approved divestiture settlement that provided for a sharing of any net proceeds from the sale of Pepco's generation-related assets. One of the principal issues in the case is whether Pepco should be required to share with customers the excess deferred income taxes (EDIT) and accumulated deferred investment tax credits (ADITC) associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code (IRC) and its implementing regulations. As of March 31, 2007, the District of Columbia allocated portions of EDIT and ADITC associated with the divested generating assets were approximately $6.5 million and $5.8 million, respectively.

     Pepco believes that a sharing of EDIT and ADITC would violate the Internal Revenue Service (IRS) normalization rules. Under these rules, Pepco could not transfer the EDIT and the ADITC benefit to customers more quickly than on a straight line basis over the book life of the related assets. Since the assets are no longer owned there is no book life over which the EDIT and ADITC can be returned. If Pepco were required to share EDIT and ADITC and, as a result, the normalization rules were violated, Pepco would be unable to use accelerated depreciation on District of Columbia allocated or assigned property. In addition to sharing with customers the generation-related EDIT and ADITC balances, Pepco would have to pay to the IRS an amount equal to Pepco's District of Columbia jurisdictional generation-related ADITC balance ($5.8 million as of March 31, 2007), as well as its District of Columbia jurisdictional transmission and distribution-related ADITC balance ($4.5 million as of March 31, 2007) in each case as those balances exist as of the later of the date a DCPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the DCPSC order becomes operative.

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

59

neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial position or cash flows.

Maryland

    Pepco filed its divestiture proceeds plan application with the MPSC in April 2001. The principal issue in the Maryland case is the same EDIT and ADITC sharing issue that has been raised in the District of Columbia case. See the discussion above under "Divestiture Cases -- District of Columbia." As of March 31, 2007, the Maryland allocated portions of EDIT and ADITC associated with the divested generating assets were approximately $9.1 million and $10.4 million, respectively. Other issues deal with the treatment of certain costs as deductions from the gross proceeds of the divestiture. In November 2003, the Hearing Examiner in the Maryland proceeding issued a proposed order with respect to the application that concluded that Pepco's Maryland divestiture settlement agreement provided for a sharing between Pepco and customers of the EDIT and ADITC associated with the sold assets. Pepco believes that such a sharing would violate the normalization rules (discussed above) and would result in Pepco's inability to use accelerated depreciation on Maryland allocated or assigned property. If the proposed order is affirmed, Pepco would have to share with its Maryland customers, on an approximately 50/50 basis, the Maryland allocated portion of the generation-related EDIT ($9.1 million as of March 31, 2007), and the Maryland-allocated portion of generation-related ADITC. Furthermore, Pepco would have to pay to the IRS an amount equal to Pepco's Maryland jurisdictional generation-related ADITC balance ($10.4 million as of March 31, 2007), as well as its Maryland retail jurisdictional ADITC transmission and distribution-related balance ($8.1 million as of March 31, 2007), in each case as those balances exist as of the later of the date a MPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the MPSC order becomes operative. The Hearing Examiner decided all other issues in favor of Pepco, except for the determination that only one-half of the severance payments that Pepco included in its calculation of corporate reorganization costs should be deducted from the sales proceeds before sharing of the net gain between Pepco and customers. Pepco filed a letter with the MPSC in January 2006, in which it has reiterated that the MPSC should continue to defer any decision on the ADITC and EDIT issues until the IRS issues final regulations or states that its regulations project related to this issue will be terminated without the issuance of any regulations.

     In December 2003, Pepco appealed the Hearing Examiner's decision to the MPSC as it relates to the treatment of EDIT and ADITC and corporate reorganization costs. The MPSC has not issued any ruling on the appeal and Pepco does not believe that it will do so until action is taken by the IRS as described above. However, depending on the ultimate outcome of this proceeding, Pepco could be required to share with its customers approximately 50 percent of the EDIT and ADITC balances described above in addition to the additional gain-sharing payments relating to the disallowed severance payments, which Pepco is not contesting. Such additional payments would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial position or cash flows.

60
Default Electricity Supply Proceedings
District of Columbia

     Pursuant to orders issued by the DCPSC in 2004, Pepco provides SOS to its delivery customers who do not choose an alternative electricity supplier. It purchases the power supply required to satisfy its SOS obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the DCPSC. On February 22, 2007, Pepco filed its new proposed SOS rates with the DCPSC, to go into effect on June 1, 2007. The new rates will result in an average annual per-customer increase of 11.6% or $102.48 for residential customers.

Maryland

     Pursuant to orders issued by the MPSC in November 2006, Pepco provides SOS to its delivery customers who do not choose an alternative electricity supplier. Pepco purchases the power supply required to satisfy its SOS obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the MPSC. In March 2006, Pepco announced the results of competitive bids to supply electricity to its Maryland SOS customers for one year beginning June 1, 2006. Due to significant increases in the cost of fuels used to generate electricity, the auction results had the effect of increasing the average monthly electric bill by about 38.5% for Pepco's Maryland residential customers.

     On April 21, 2006, the MPSC approved a settlement agreement among Pepco, its affiliate Delmarva Power & Light Company, the staff of the MPSC and the OPC, which provides for a rate mitigation plan for the residential customers of each company. Under the plan, the full increase for Pepco's residential customers who affirmatively elect to participate are being phased-in in increments of 15% on June 1, 2006, 15.7% on March 1, 2007 and the remainder on June 1, 2007. Customers electing to participate in the rate deferral plan will be required to pay the deferred amounts over an 18-month period beginning June 1, 2007. Pepco will accrue the interest cost to fund the deferral program. The interest cost will be absorbed by Pepco during the period that the deferred balance is accumulated and collected from customers, to the extent of and offset against the margins that the companies otherwise would earn for providing SOS to residential customers. As of March 31, 2007, approximately 2% of Pepco's residential customers had elected to participate in the phase-in program.

     On June 23, 2006, Maryland enacted legislation that extended the period for customers to elect to participate in the phase-in of higher rates and revised the obligation to provide SOS to residential and small commercial customers until further action of the General Assembly. The legislation also provides for a customer refund reflecting the difference between the interest expense on an initially projected deferred balance at a 25% customer participation level and the interest expense on a deferred balance based on actual participation levels referred to above. The total amount of the refund is approximately $1.1 million for Pepco customers. At its 2% level of participation, Pepco estimates that the deferral balance, net of taxes, will be approximately $1.4 million. In July 2006, the MPSC approved revised tariff riders filed in June 2006 by Pepco to implement the legislation.

61
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

     Since the initial filings in 1993, additional individual suits have been filed against Pepco, and significant numbers of cases have been dismissed. As a result of two motions to dismiss, numerous hearings and meetings and one motion for summary judgment, Pepco has had approximately 400 of these cases successfully dismissed with prejudice, either voluntarily by the plaintiff or by the court. As of March 31, 2007, there are approximately 180 cases still pending against Pepco in the State Courts of Maryland; of which approximately 85 cases were filed after December 19, 2000, and have been tendered to Mirant for defense and indemnification pursuant to the terms of the Asset Purchase and Sale Agreement. Under the terms of the Settlement Agreement, Mirant has agreed to assume this contractual obligation. For a description of the Settlement Agreement, see the discussion of the relationship with Mirant above.

     While the aggregate amount of monetary damages sought in the remaining suits (excluding those tendered to Mirant) exceeds $360 million, Pepco believes the amounts claimed by current plaintiffs are greatly exaggerated. The amount of total liability, if any, and any related insurance recovery cannot be determined at this time; however, based on information and relevant circumstances known at this time, Pepco does not believe these suits will have a material adverse effect on its financial position, results of operations or cash flows. However, if an unfavorable decision were rendered against Pepco, it could have a material adverse effect on Pepco's financial position, results of operations or cash flows.

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

     Metal Bank/Cottman Avenue Site. In the early 1970s, Pepco sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, Pepco was notified by the United States Environmental Protection Agency

62
(EPA) that it, along with a number of other utilities and non-utilities, was a potentially responsible party (PRP) in connection with the PCB contamination at the site.

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

     In March 2006, the United States District Court for the Eastern District of Pennsylvania approved global consent decrees for the Metal Bank/Cottman Avenue site, entered into on August 23, 2005, involving the Utility PRPs, the U.S. Department of Justice, EPA, The City of Philadelphia and two owner/operators of the site. Under the terms of the settlement, the two owner/operators will make payments totaling $5.55 million to the U.S. Department of Justice and totaling $4.05 million to the Utility PRPs. The Utility PRPs will perform the remedy at the site and will be able to draw on the $13.25 million from the Bankruptcy Settlement to accomplish the remediation (the Bankruptcy Funds). The Utility PRPs will contribute funds to the extent remediation costs exceed the Bankruptcy Funds available. The Utility PRPs also will be liable for EPA costs associated with overseeing the monitoring and operation of the site remedy after the remedy construction is certified to be complete and also the cost of performing the "5 year" review of site conditions required by the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Any Bankruptcy Funds not spent on the remedy may be used to cover the Utility PRPs' liabilities for future costs. No parties are released from potential liability for damages to natural resources.

     As of March 31, 2007, Pepco had accrued $1.7 million to meet its liability for a remedy at the Metal Bank/Cottman Avenue site. While final costs to Pepco of the settlement have not been determined, Pepco believes that its liability at this site will not have a material adverse effect on its financial position, results of operations or cash flows.

IRS Mixed Service Cost Issue

     During 2001, Pepco changed its method of accounting with respect to capitalizable construction costs for income tax purposes. The change allowed the companies to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through December 31, 2005, these accelerated deductions generated incremental tax cash flow benefits of approximately $94 million, primarily attributable to its 2001 tax returns.

     On August 2, 2005, the Treasury Department released regulations that, if adopted in their current form, would require Pepco to change its method of accounting with respect to capitalizable construction costs for income tax purposes for tax periods beginning in 2005. Based on those regulations, PHI in its 2005 federal tax return adopted an alternative method of

63
accounting for capitalizable construction costs that management believes will be acceptable to the IRS.

     On the same day that the new regulations were released, the IRS issued Revenue Ruling 2005-53, which is intended to limit the ability of certain taxpayers to utilize the method of accounting for income tax purposes they utilized on their tax returns for 2004 and prior years with respect to capitalizable construction costs. In line with this Revenue Ruling, the IRS revenue agent's report for the 2001 and 2002 tax returns disallowed substantially all of the incremental tax benefits that Pepco, DPL and ACE had claimed on those returns by requiring the companies to capitalize and depreciate certain expenses rather than treat such expenses as current deductions. PHI's protest of the IRS adjustments is among the unresolved audit matters relating to the 2001 and 2002 audits pending before the Appeals Office.

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

(5) SUBSEQUENT EVENT
Amended and Restated Credit Facility

     On May 2, 2007, PHI, Pepco, DPL and ACE entered into an Amended and Restated Credit Agreement with the lenders party thereto, Wachovia Bank, National Association, as administrative agent and swingline lender, Citicorp USA, Inc., as syndication agent, The Royal Bank of Scotland, plc, The Bank of Nova Scotia and JPMorgan Chase Bank, N.A., as documentation agents, and Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book runners.

     The aggregate borrowing limit under the facility is $1.5 billion, all or any portion of which may be used to obtain loans or to issue letters of credit. PHI's credit limit under the facility is $875 million. The credit limit of each of Pepco, DPL and ACE is the lesser of $500 million and the maximum amount of debt the company is permitted to have outstanding by its regulatory authorities, except that the aggregate amount of credit used by Pepco, DPL and ACE at any given time collectively may not exceed $625 million. The interest rate payable by each company on utilized funds is based on the prevailing prime rate or Eurodollar rate, plus a margin that varies according to the credit rating of the borrower. The facility also includes a "swingline loan sub-facility," pursuant to which each company may make same day borrowings in an aggregate amount not to exceed $150 million. Any swingline loan must be repaid by the borrower within seven days of receipt thereof. All indebtedness incurred under the facility is unsecured.

     The facility commitment expiration date is May 5, 2012, with each company having the right to elect to have 100% of the principal balance of the loans outstanding on the expiration date continued as non-revolving term loans for a period of one year from such expiration date.

The facility is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the
64

facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the amended and restated credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, and results of operations or financial condition subsequent to the entry into the amended and restated credit agreement is not a condition to the availability of credit under the facility. Among the covenants contained in the amended and restated credit agreement are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the amended and restated credit agreement, which calculation excludes certain trust preferred securities and deferrable interest subordinated debt from the definition of total indebtedness (not to exceed 15% of total capitalization), (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the amended and restated credit agreement, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the amended and restated credit agreement. The failure to satisfy any of the covenants or the occurrence of specified events that constitute an event of default could result in the acceleration of the repayment obligations of the borrower. The events of default include (1) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (2) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (3) a change in control (as defined in the amended and restated credit agreement) of PHI or the failure of PHI to own all of the voting stock of Pepco, DPL and ACE. The agreement does not include any ratings triggers.

65
THIS PAGE INTENTIONALLY LEFT BLANK.
66

DELMARVA POWER & LIGHT COMPANY STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended March 31,
	2007	2006
	(Millions of dollars)
Operating Revenue
Electric	$308.7	$258.1
Natural Gas	112.8	110.4
Total Operating Revenue	421.5	368.5

Operating Expenses
Fuel and purchased energy	220.8	161.8
Gas purchased	86.1	88.7
Other operation and maintenance	49.6	45.2
Depreciation and amortization	19.1	19.4
Other taxes	9.3	9.7
Gain on sale of assets	(.6)	(.8)
Total Operating Expenses	384.3	324.0

Operating Income	37.2	44.5

Other Income (Expenses)
Interest and dividend income	.6	.3
Interest expense	(11.0)	(9.3)
Other income	.5	1.7
Other expense	-	(1.2)
Total Other Expenses	(9.9)	(8.5)

Income Before Income Tax Expense	27.3	36.0

Income Tax Expense	11.3	15.2

Net Income	16.0	20.8

Dividends on Redeemable Serial Preferred Stock	-	.2

Earnings Available for Common Stock	16.0	20.6

Retained Earnings at Beginning of Period	426.4	399.7

Dividends Paid to Parent	(8.0)	(15.0)

Preferred Stock Redemption	(.6)	-

Cumulative Effect Adjustment Related to the Implementation of FIN 48	.1	-

Retained Earnings at End of Period	$433.9	$405.3

The accompanying Notes are an integral part of these Financial Statements.

67

DELMARVA POWER & LIGHT COMPANY BALANCE SHEETS (Unaudited)
ASSETS	March 31, 2007	December 31, 2006
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$6.9	$8.2
Restricted cash	6.4	-
Accounts receivable, less allowance for uncollectible accounts of $8.1 million and $7.8 million, respectively	209.2	193.7
Fuel, materials and supplies-at average cost	28.8	40.1
Prepayments of income taxes	45.2	46.3
Prepaid expenses and other	22.4	18.4
Total Current Assets	318.9	306.7

INVESTMENTS AND OTHER ASSETS
Goodwill	48.5	48.5
Regulatory assets	171.5	187.2
Prepaid pension expense	173.5	171.8
Other	32.1	18.4
Total Investments and Other Assets	425.6	425.9

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,533.3	2,512.8
Accumulated depreciation	(803.7)	(794.2)
Net Property, Plant and Equipment	1,729.6	1,718.6

TOTAL ASSETS	$2,474.1	$2,451.2

The accompanying Notes are an integral part of these Financial Statements.

68

DELMARVA POWER & LIGHT COMPANY BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	March 31, 2007	December 31, 2006
	(Millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$183.2	$195.9
Current maturities of long-term debt	53.2	64.7
Accounts payable and accrued liabilities	94.5	95.0
Accounts payable to associated companies	38.9	9.6
Taxes accrued	4.1	3.2
Interest accrued	9.8	6.2
Interest and tax liability on uncertain tax positions	34.7	-
Other	55.5	58.4
Total Current Liabilities	473.9	433.0

DEFERRED CREDITS
Regulatory liabilities	279.9	272.4
Deferred income taxes	392.4	424.1
Investment tax credits	9.7	9.9
Above-market purchased energy contracts and other electric restructuring liabilities	22.9	23.5
Other	67.0	49.2
Total Deferred Credits	771.9	779.1

LONG-TERM LIABILITIES
Long-term debt	551.8	551.8

COMMITMENTS AND CONTINGENCIES (NOTE 4)

REDEEMABLE SERIAL PREFERRED STOCK	-	18.2

SHAREHOLDER'S EQUITY
Common stock, $2.25 par value, authorized 1,000,000 shares, issued 1,000 shares	-	-
Premium on stock and other capital contributions	242.6	242.7
Retained earnings	433.9	426.4
Total Shareholder's Equity	676.5	669.1

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,474.1	$2,451.2

The accompanying Notes are an integral part of these Financial Statements.

69

DELMARVA POWER & LIGHT COMPANY STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2007	2006
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$16.0	$20.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	19.1	19.4
Gain on sale of assets	(.6)	(.8)
Investment tax credit adjustments	(.2)	(.2)
Deferred income taxes	(.2)	(8.4)
Changes in:
Accounts receivable	(15.7)	12.3
Regulatory assets and liabilities	5.0	3.9
Accounts payable and accrued liabilities	32.2	(15.4)
Interest and taxes accrued	14.8	(10.3)
Other changes in working capital	14.9	15.4
Net other operating	(2.0)	(5.4)
Net Cash From Operating Activities	83.3	31.3

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(26.6)	(37.7)
Restricted cash	(6.4)	-
Proceeds from sale of property	-	1.8
Net other investing activities	.3	(1.6)
Net Cash Used By Investing Activities	(32.7)	(37.5)

FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(8.0)	(15.0)
Dividends paid on preferred stock	-	(.2)
Repayments of long-term debt	(11.5)	-
(Repayments) issuances of short-term debt, net	(12.7)	20.1
Redemption of preferred stock	(18.2)	-
Net other financing activities	(1.5)	.3
Net Cash (Used By) From Financing Activities	(51.9)	5.2

Net Decrease in Cash and Cash Equivalents	(1.3)	(1.0)
Cash and Cash Equivalents at Beginning of Period	8.2	7.4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6.9	$6.4
NONCASH ACTIVITIES
Asset retirement obligations associated with removal costs transferred to regulatory liabilities	$2.4	$2.0
Cash paid for income taxes (includes payments to PHI for Federal income taxes)	$-	$38.6

The accompanying Notes are an integral part of these Financial Statements.

70
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
In this Form 10-Q, DPL also refers to this supply service in each of its jurisdictions generally as Default Electricity Supply.

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

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     DPL's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in DPL's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of DPL's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly DPL's financial condition as of March 31, 2007, in accordance with GAAP. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results for the three months ended March 31, 2007 may not be indicative of results that will be realized for the full year ending December 31, 2007 since the sales of electric energy are seasonal.

FIN 48, "Accounting for Uncertainty in Income Taxes"
On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number (FIN) 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN
71

48 clarifies the criteria for recognition of tax benefits in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," and prescribes a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Specifically, it clarifies that an entity's tax benefits must be "more likely than not" of being sustained prior to recording the related tax benefit in the financial statements. If the position drops below the "more likely than not" standard, the benefit can no longer be recognized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

     DPL adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, DPL recorded a $.1 million increase in beginning retained earnings, representing the cumulative effect of the change in accounting principle. Unrecognized tax benefits represent those tax benefits related to tax positions that have been taken or are expected to be taken in tax returns, including refund claims, that are not recognized in the financial statements because, in accordance with FIN 48, management has either measured the tax benefit at an amount less than the benefit claimed or expected to be claimed or concluded that it is not more likely than not that the tax position will be ultimately sustained. As of January 1, 2007, unrecognized tax benefits totaled $43.2 million. For the majority of these tax positions, the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. Unrecognized tax benefits at January 1, 2007, included $6.7 million that, if recognized, would lower the effective tax rate.

DPL recognizes interest on under/over payments of income taxes and penalties in income tax expense. As of January 1, 2007, DPL had accrued approximately $9.8 million of interest expense and penalties.

     DPL, as an indirect subsidiary of PHI, is included on PHI's consolidated federal tax return. DPL's federal income tax liabilities for all years through 1997 have been determined, subject to adjustment to the extent of any net operating loss or other loss or credit carrybacks from subsequent years. The open tax years for the significant states where DPL files state income tax returns (Maryland, Delaware, and Virginia), are the same as noted above.

     Total unrecognized tax benefits that may change over the next twelve months include the Mixed Service Cost Issue. See Note (4) Commitments and Contingencies -- "IRS Mixed Service Cost Issue" for a discussion of this item.

     On May 2, 2007, the FASB issued FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" (FIN 48-1), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. DPL applied the guidance of FIN 48-1 with its adoption of FIN 48 on January 1, 2007.

Components of Net Periodic Benefit Cost

     DPL accounts for its participation in the Pepco Holdings benefit plans as participation in a multi-employer plan. PHI's pension and other postretirement net periodic benefit cost for the three months ended March 31, 2007, of $17.0 million includes $.3 million for DPL's allocated share. The remaining pension and other postretirement net periodic benefit cost is allocated to other PHI subsidiaries. PHI's pension and other postretirement net periodic benefit cost for the three months ended March 31, 2006, of $16.5 million includes $(.2) million for DPL's allocated share. The remaining pension and other postretirement net periodic benefit cost is allocated to other PHI subsidiaries.

Reconciliation of Income Tax Expense
A reconciliation of DPL's income tax expense is as follows:
	For the Three Months Ended March 31,
	2007		2006
	Amount	Rate	Amount	Rate
	(Millions of dollars)
Income Before Income Tax Expense	$27.3		$36.0

Income tax at federal statutory rate	$ 9.6	.35	$12.6	.35
Increases (decreases) resulting from:
State income taxes, net of federal effect	1.4	.05	1.8	.05
Depreciation	.5	.02	.5	.02
Tax credits	(.2)	(.01)	(.2)	(.01)
Change in estimates related to prior year tax liabilities	.1	-	.4	.01
Other, net	(.1)	-	.1	-
Total Income Tax Expense	$11.3	.41	$15.2	.42

Debt

     In January 2007, DPL redeemed all outstanding shares of its Redeemable Serial Preferred Stock of each series at redemption prices ranging from 103% - 105% of par, for an aggregate redemption amount of approximately $18.9 million.

In February 2007, DPL retired at maturity $11.5 million of medium-term notes with a weighted average interest rate of 7.08%.
Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including DPL, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to DPL for the three months ended March 31, 2007 and 2006 were $26.2 million and $25.0 million, respectively.

In addition to the PHI Service Company charges described above, DPL's Statements of Earnings include the following related party transactions:
73
	For the Three Months Ended March 31,
	2007	2006
Income (Expense)	(Millions of dollars)
Full Requirements Contract with Conectiv Energy Supply for power, capacity and ancillary services to service POLR (included in fuel and purchased energy)	$ -	$(91.5)
SOS agreement with Conectiv Energy Supply (included in fuel and purchased energy)	(76.3)	(12.4)
Intercompany lease transactions (included in electric revenue)	1.9	1.8
Transcompany pipeline gas purchase with Conectiv Energy Supply (included in gas purchased)	(1.3)	(.4)
Transcompany pipeline gas sales with Conectiv Energy Supply (included in gas revenue)	1.5	.6
As of March 31, 2007 and December 31, 2006, DPL had the following balances on its Balance Sheets due (to)/from related parties:
	March 31, 2007	December 31, 2006
Asset (Liability)	(Millions of dollars)
Receivable from Related Party (current)
PHI Service Company	$-	$46.4
Payable to Related Party (current)
PHI Service Company	(11.5)	-
PHI Parent	-	(24.7)
Conectiv Energy Supply	(23.2)	(24.6)
Pepco Energy Services	(5.4)	(7.7)

The items listed above are included in the "Accounts payable to associated companies" balance on the Balance Sheet of $38.9 million and $9.6 million at March 31, 2007 and December 31, 2006, respectively.

Reclassifications
Certain prior period amounts have been reclassified in order to conform to current period presentation.
New Accounting Standards
EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions"

     On June 28, 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3. DPL implemented EITF 06-3 during the first quarter of 2007. Taxes included in DPL's gross revenues were $3.2 million and $3.3 million for the three months ended March 31, 2007 and 2006, respectively.

SFAS No. 157, "Fair Value Measurements"

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of this Statement will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (year ending December 31, 2008 for DPL). DPL is currently in the process of evaluating the impact that SFAS No. 157 will have on its overall financial condition, results of operations, and cash flows.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115"

     On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS No. 159) which permits entities to choose to elect to measure eligible financial instruments at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of SFAS No. 159 will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

     SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards.

     SFAS No. 159 applies to fiscal years beginning after November 15, 2007 (year ending December 31, 2008 for DPL), with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). DPL is

75
currently in the process of evaluating the impact that SFAS No. 159 will have on its overall financial condition, results of operations, and cash flows.
(3) SEGMENT INFORMATION
In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," DPL has one segment, its regulated utility business.
(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Rate Proceedings

     DPL currently has one active electric distribution base rate case underway in Maryland. In this case, DPL has proposed the adoption of a bill stabilization adjustment mechanism (BSA) for retail customers. The BSA would increase rates if revenues from distribution deliveries fall below the level approved by the Maryland Public Service Commission (MPSC) and will decrease rates if revenues from distribution deliveries are above the MPSC-approved level. The end result would be that DPL would collect its authorized revenues for distribution deliveries. As a consequence, a BSA "decouples" revenue from unit sales consumption and ties the growth in revenues to the growth in the number of customers. Some advantages of the BSA are that it (i) eliminates revenue fluctuations due to weather and changes in customer usage patterns and, therefore, provides for more predictable utility distribution revenues that are better aligned with costs, (ii) provides for more reliable fixed-cost recovery, (iii) tends to stabilize customers' delivery bills, and (iv) removes any disincentives for DPL to promote energy efficiency programs for their customers, because it breaks the link between overall sales volumes and delivery revenues. DPL has proposed a quarterly BSA.

Delaware

     On August 31, 2006, DPL submitted its 2006 Gas Cost Rate (GCR) filing to the Delaware Public Service Commission (DPSC), which permits DPL to recover gas procurement costs through customer rates. The proposed decrease of approximately 9.6% is in anticipation of decreasing natural gas commodity costs. On October 3, 2006, the DPSC issued an initial order approving the proposed rates, which became effective November 1, 2006, subject to refund pending final DPSC approval after evidentiary hearings. On February 23, 2007, DPL submitted an additional filing to the DPSC that proposed a 4.3% decrease in the GCR effective April 1, 2007, in compliance with its gas service tariff and to ensure collections are more aligned with expenses. On March 20, 2007, the DPSC approved the rate decrease, subject to refund pending final DPSC approval after evidentiary hearings. Any amounts subject to refund would be deferred, resulting in no earnings impact.

     On August 31, 2006, DPL submitted an application to the DPSC for an increase in gas distribution base rates, including a proposed BSA. On March 20, 2007, the DPSC approved a settlement agreement filed by all of the parties in this proceeding (DPL, the DPSC staff and the Delaware Division of Public Advocate). The settlement provisions include a $9.0 million increase in distribution rates, including certain miscellaneous tariff fees (of which $2.5 million was put into effect on November 1, 2006), reflecting a return on equity (ROE) of 10.25%, and a change in depreciation rates that will result in a $2.1 million reduction in pre-tax annual depreciation expense. Under the settlement agreement, rates became effective on April 1, 2007. Although the settlement agreement does not include a BSA, it provides for all of the parties to the case to participate in any generic statewide proceeding for the purpose of investigating BSA mechanisms for electric and gas distribution utilities. On March 20, 2007, the DPSC issued an order initiating a docket for the purpose of investigating a bill stabilization adjustment mechanism, or other rate decoupling mechanisms.

Maryland

     On November 17, 2006, DPL submitted an application to the MPSC to increase electric distribution base rates, including a proposed BSA. The application requested an annual increase of approximately $18.4 million (including an increase in depreciation expense of $4.7 million), reflecting a proposed ROE of 11.00%. If the BSA is not approved, the proposed annual increase would be $20.3 million, reflecting a proposed ROE of 11.25%. In an order dated December 11, 2006, the MPSC suspended the proposed rates pending MPSC approval. The parties to the case filed testimony in March and early April 2007, and hearings were held in April 2007. At the hearings, DPL reduced the requested ROE by 0.25% based on the latest market conditions. MPSC staff recommended on brief an increase of $21.2 million (including an increase in depreciation expense of $4.7 million), adjusted by an unspecified decrease from this position to reflect a change to the method of calculating the cost of removal component of depreciation expense that DPL would be directed to calculate, or in the alternative a reduction of $6.5 million from the $21.2 million revenue increase position based on a cost of removal depreciation expense calculation performed by an Office of People's Counsel (OPC) witness. The OPC recommended on brief a decrease in revenue of $2.1 million (including a proposed decrease in depreciation expense of $10.6 million). MPSC staff and OPC recommendations have included a BSA component, but with modifications including a larger decrease to the ROE than that proposed by DPL. An MPSC decision in the case is expected in June 2007.

Federal Energy Regulatory Commission

     On May 15, 2006, DPL updated its FERC-approved formula transmission rates based on 2005 FERC Form 1 data. The rates, which became effective on June 1, 2006, were $10,034 per megawatt per year. By operation of the formula rate process, the transmission rates now in effect incorporate a one-time-only settlement adjustment, as well as the annual true-up from the prior year's transmission rates. Beginning in January 2007, the new rates are being applied to 2006 customer demand or peak load data, replacing the 2005 peak load data that was used in 2006. This demand component is driven by the prior year peak loads experienced in each respective geographic area. Further, the rate changes will be positively impacted by changes to distribution rates based on the merger settlement in Maryland.

Default Electricity Supply Proceedings
Delaware

     Effective May 1, 2006, SOS replaced fixed-rate POLR service for customers who do not choose an alternative electricity supplier. In October 2005, the DPSC approved DPL as the SOS provider to its Delaware delivery customers. DPL obtains the electricity to fulfill its SOS supply obligation under contracts entered pursuant to a competitive bid procedure approved by the DPSC. The bids received for the May 1, 2006, through May 31, 2007, period have had the effect

77
of increasing rates significantly for all customer classes, including an average residential customer increase of 59%, as compared to the fixed rates previously in effect.

     To address this increase in rates, Delaware in April 2006 enacted legislation that provides for a deferral of the financial impact on customers of the increases through a three-step phase-in of the rate increases, with 15% of the increase taking effect on May 1, 2006, 25% of the increase taking effect on January 1, 2007, and any remaining balance taking effect on June 1, 2007, subject to the right of customers to elect not to participate in the deferral program. Customers who do not "opt-out" of the rate deferral program are required to pay the amounts deferred, without any interest charge, over a 17-month period beginning January 1, 2008. As of March 31, 2007, approximately 53% of the eligible Delaware customers have opted not to participate in the deferral of the SOS rates offered by DPL. With approximately 47% of the eligible customers participating in the phase-in program, DPL anticipates a maximum deferral balance of $51.4 million.

     On April 23, 2007, DPL filed its new proposed SOS rates with the DPSC, to go into effect on June 1, 2007. The new rates will result in an average increase of 0.3% for residential and small commercial customers. The new rates for commercial and industrial customers will result in decreases that range from approximately 9% to 26%.

Maryland

     Pursuant to orders issued by the MPSC in November 2006, DPL provides SOS to its delivery customers who do not choose an alternative electricity supplier. DPL purchases the power supply required to satisfy its SOS obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the MPSC. In March 2006, DPL announced the results of competitive bids to supply electricity to its Maryland SOS customers for one year beginning June 1, 2006. Due to significant increases in the cost of fuels used to generate electricity, the auction results had the effect of increasing the average monthly electric bill by about 35% for DPL's Maryland residential customers.

     On April 21, 2006, the MPSC approved a settlement agreement among DPL, its affiliate Potomac Electric Power Company, the staff of the MPSC and the OPC, which provides for a rate mitigation plan for the residential customers of each company. Under the plan, the full increase for DPL's residential customers who affirmatively elect to participate are being phased-in in increments of 15% on June 1, 2006, 15.7% on March 1, 2007 and the remainder on June 1, 2007. Customers electing to participate in the rate deferral plan will be required to pay the deferred amounts over an 18-month period beginning June 1, 2007. DPL will accrue the interest cost to fund the deferral program. The interest cost will be absorbed by DPL during the period that the deferred balance is accumulated and collected from customers, to the extent of and offset against the margins that the companies otherwise would earn for providing SOS to residential customers. As of March 31, 2007, approximately 1% of DPL's residential customers had elected to participate in the phase-in program.

     On June 23, 2006, Maryland enacted legislation that extended the period for customers to elect to participate in the phase-in of higher rates and revised the obligation to provide SOS to residential and small commercial customers until further action of the General Assembly. The legislation also provides for a customer refund reflecting the difference between the interest expense on an initially projected deferred balance at a 25% customer participation level and the interest expense on a deferred balance based on actual participation levels referred to above. The total amount of the refund is approximately $.3 million for DPL customers. At its 1% level of participation, DPL estimates that the deferral balance, net of taxes, will be approximately $.2 million. In July 2006, the MPSC approved revised tariff riders filed in June 2006 by DPL to implement the legislation.

Virginia

     On April 2, 2007, DPL filed an application with Virginia State Corporation Commission (VSCC) to adjust its Default Service rates covering the period June 1, 2007, to May 31, 2008. The proposed rates for this service during the month of June 2007 are based on the proxy rate calculation. The proposed rates, effective July 1, 2007 to May 31, 2008, reflect the cost of Default Service supply based upon the results of the competitive bidding wholesale procurement process. The calculations in the application result in a rate decrease of approximately $1.7 million for the period, June 1 to June 30, 2007, and an increase of approximately $4.2 million for the period, July 1, 2007 to May 31, 2008, resulting in an overall annual rate increase of approximately $2.5 million.

     The "proxy rate calculation" was established under a Memorandum of Agreement that DPL entered into with the staff of the VSCC in connection with the approval of DPL's divestiture of its generation assets in 2000, and provides for the calculation of Default Service rates that reflect an approximation of the fuel costs that DPL would have incurred had it retained its generating assets. Since June 1, 2006, use of the proxy rate calculation has resulted in DPL being unable to recover fully its cost of providing Default Service. The new rate application reflects DPL's position that, in accordance with the terms of the Memorandum of Agreement, the use of the proxy rate calculation to establish Default Service rates terminates on July 1, 2007, and effective that date, it should be permitted to charge customers market-based rates. However, the VSCC staff and the Virginia Attorney General may take a different position. The resolution of this issue is uncertain.

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

     Cambridge, Maryland Site. In July 2004, DPL entered into an administrative consent order (ACO) with the Maryland Department of the Environment (MDE) to perform a Remedial Investigation/Feasibility Study (RI/FS) to further identify the extent of soil, sediment and ground and surface water contamination related to former manufactured gas plant (MGP) operations at a Cambridge, Maryland site on DPL-owned property and to investigate the extent of MGP contamination on adjacent property. The MDE has approved the RI and DPL submitted a final

FS to MDE on February 15, 2007. The costs of cleanup (as determined by the RI/FS and subsequent negotiations with MDE) are anticipated to be approximately $2.7 million. The remedial action will include dredging activities within Cambridge Creek, which are expected to take place as early as October 2007, and soil excavation on DPL's and adjacent property as early as January 2008.

     Metal Bank/Cottman Avenue Site. In the early 1970s, DPL sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, DPL was notified by the United States Environmental Protection Agency (EPA) that it, along with a number of other utilities and non-utilities, were potentially responsible parties in connection with the PCB contamination at the site. In 1999, DPL entered into a de minimis settlement with EPA and paid approximately $107,000 to resolve its liability for cleanup costs at the Metal Bank/Cottman Avenue site. The de minimis settlement did not resolve DPL's responsibility for natural resource damages, if any, at the site. DPL believes that any liability for natural resource damages at this site will not have a material adverse effect on its financial position, results of operations or cash flows.

IRS Mixed Service Cost Issue

     During 2001, DPL changed its method of accounting with respect to capitalizable construction costs for income tax purposes. The change allowed the companies to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through December 31, 2005, these accelerated deductions generated incremental tax cash flow benefits of approximately $62 million, primarily attributable to its 2001 tax returns.

     On August 2, 2005, the Treasury Department released regulations that, if adopted in their current form, would require DPL to change its method of accounting with respect to capitalizable construction costs for income tax purposes for tax periods beginning in 2005. Based on those regulations, PHI in its 2005 federal tax return adopted an alternative method of accounting for capitalizable construction costs that management believes will be acceptable to the Internal Revenue Service (IRS).

     On the same day that the new regulations were released, the IRS issued Revenue Ruling 2005-53, which is intended to limit the ability of certain taxpayers to utilize the method of accounting for income tax purposes they utilized on their tax returns for 2004 and prior years with respect to capitalizable construction costs. In line with this Revenue Ruling, the IRS revenue agent's report for the 2001 and 2002 tax returns disallowed substantially all of the incremental tax benefits that DPL had claimed on those returns by requiring the companies to capitalize and depreciate certain expenses rather than treat such expenses as current deductions. PHI's protest of the IRS adjustments is among the unresolved audit matters relating to the 2001 and 2002 audits pending before the Appeals Office.

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

80
pay additional taxes and interest only to the extent these adjustments exceed the $121 million payment made in February 2006.
(5) SUBSEQUENT EVENTS
Amended and Restated Credit Facility

     On May 2, 2007, PHI, Pepco, DPL and ACE entered into an Amended and Restated Credit Agreement with the lenders party thereto, Wachovia Bank, National Association, as administrative agent and swingline lender, Citicorp USA, Inc., as syndication agent, The Royal Bank of Scotland, plc, The Bank of Nova Scotia and JPMorgan Chase Bank, N.A., as documentation agents, and Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book runners.

     The aggregate borrowing limit under the facility is $1.5 billion, all or any portion of which may be used to obtain loans or to issue letters of credit. PHI's credit limit under the facility is $875 million. The credit limit of each of Pepco, DPL and ACE is the lesser of $500 million and the maximum amount of debt the company is permitted to have outstanding by its regulatory authorities, except that the aggregate amount of credit used by Pepco, DPL and ACE at any given time collectively may not exceed $625 million. The interest rate payable by each company on utilized funds is based on the prevailing prime rate or Eurodollar rate, plus a margin that varies according to the credit rating of the borrower. The facility also includes a "swingline loan sub-facility," pursuant to which each company may make same day borrowings in an aggregate amount not to exceed $150 million. Any swingline loan must be repaid by the borrower within seven days of receipt thereof. All indebtedness incurred under the facility is unsecured.

     The facility commitment expiration date is May 5, 2012, with each company having the right to elect to have 100% of the principal balance of the loans outstanding on the expiration date continued as non-revolving term loans for a period of one year from such expiration date.

     The facility is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the amended and restated credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, and results of operations or financial condition subsequent to the entry into the amended and restated credit agreement is not a condition to the availability of credit under the facility. Among the covenants contained in the amended and restated credit agreement are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the amended and restated credit agreement, which calculation excludes certain trust preferred securities and deferrable interest subordinated debt from the definition of total indebtedness (not to exceed 15% of total capitalization), (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the amended and restated credit agreement, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the amended and restated credit agreement. The failure to satisfy any of the covenants or the occurrence of specified events that constitute an event of default could result in the acceleration of the repayment obligations of the borrower. The events of default include (1) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (2) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (3) a change in control (as defined in the amended and restated credit agreement) of PHI or the failure of PHI to own all of the voting stock of Pepco, DPL and ACE. The agreement does not include any ratings triggers.

Other Financing
In May 2007, DPL retired at maturity $50 million of 8.125% medium-term notes.
82
THIS PAGE INTENTIONALLY LEFT BLANK.
83

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended March 31,
	2007	2006
	(Millions of dollars)

Operating Revenue	$338.2	$301.5

Operating Expenses
Fuel and purchased energy	223.8	190.5
Other operation and maintenance	39.6	38.2
Depreciation and amortization	17.1	29.8
Other taxes	5.7	5.1
Deferred electric service costs	26.0	14.1
Gain on sale of asset	(.3)	-
Total Operating Expenses	311.9	277.7

Operating Income	26.3	23.8

Other Income (Expenses)
Interest and dividend income	.5	.2
Interest expense	(16.0)	(15.2)
Other income	1.2	1.4
Other expense	-	(3.0)
Total Other Expenses	(14.3)	(16.6)

Income Before Income Tax Expense	12.0	7.2

Income Tax Expense	4.3	1.7

Income from Continuing Operations	7.7	5.5

Discontinued Operations (Note 5)
Income from operations (net of taxes of $.1 million and $.5 million, respectively)	.1	.8

Net Income	7.8	6.3

Dividends on Redeemable Serial Preferred Stock	.1	.1

Earnings Available for Common Stock	7.7	6.2

Retained Earnings at Beginning of Period	132.0	178.6

Dividends Paid to Parent	(20.0)	(19.0)

Retained Earnings at End of Period	$119.7	$165.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

84

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	March 31, 2007	December 31, 2006
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$5.2	$5.5
Restricted cash	7.7	9.0
Accounts receivable, less allowance for uncollectible accounts of $5.0 million and $5.5 million, respectively	162.5	163.0
Fuel, materials and supplies-at average cost	14.6	12.6
Prepayments of income taxes	68.9	54.5
Prepaid expenses and other	16.7	16.9
B.L. England assets held for sale	-	14.4
Total Current Assets	275.6	275.9

INVESTMENTS AND OTHER ASSETS
Regulatory assets	863.4	857.5
Restricted funds held by trustee	15.4	17.5
Prepaid pension expense	10.1	11.7
Other	44.3	19.5
B.L. England assets held for sale	-	79.2
Total Investments and Other Assets	933.2	985.4

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,963.2	1,942.9
Accumulated depreciation	(609.4)	(599.1)
Net Property, Plant and Equipment	1,353.8	1,343.8

TOTAL ASSETS	$2,562.6	$2,605.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.

85

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	March 31, 2007	December 31, 2006
	(Millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$36.3	$23.8
Current maturities of long-term debt	61.2	45.9
Accounts payable and accrued liabilities	105.5	110.3
Accounts payable to associated companies	17.0	27.3
Taxes accrued	14.4	8.5
Interest accrued	11.5	13.7
Interest and tax liability on uncertain tax positions	27.8	-
Other	36.7	38.1
Liabilities associated with B.L. England assets held for sale	-	.9
Total Current Liabilities	310.4	268.5

DEFERRED CREDITS
Regulatory liabilities	376.1	360.2
Deferred income taxes	440.2	441.0
Investment tax credits	8.9	14.9
Other postretirement benefit obligation	38.9	27.1
Other	22.2	14.0
Liabilities associated with B.L. England assets held for sale	-	78.6
Total Deferred Credits	886.3	935.8

LONG-TERM LIABILITIES
Long-term debt	450.7	465.7
Transition Bonds issued by ACE Funding	456.8	464.4
Total Long-Term Liabilities	907.5	930.1

COMMITMENTS AND CONTINGENCIES (NOTE 4)

REDEEMABLE SERIAL PREFERRED STOCK	6.2	6.2

SHAREHOLDER'S EQUITY
Common stock, $3.00 par value, authorized 25,000,000 shares, and 8,546,017 shares outstanding	25.6	25.6
Premium on stock and other capital contributions	306.9	306.9
Retained earnings	119.7	132.0
Total Shareholder's Equity	452.2	464.5

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,562.6	$2,605.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.

86

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2007	2006
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$7.8	$6.3
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17.1	29.8
Deferred income taxes	23.6	9.1
Gain on sale of assets	(.3)	-
Changes in:
Accounts receivable	.8	43.6
Accounts payable and accrued liabilities	(15.7)	(77.0)
Regulatory assets and liabilities	21.7	18.2
Interest and taxes accrued	(14.6)	(5.3)
Other changes in working capital	(1.5)	(7.3)
Net other operating	(10.0)	3.3
Net Cash From Operating Activities	28.9	20.7

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(23.9)	(29.7)
Proceeds from sale of assets	9.0	-
Net other investing activities	1.2	.8
Net Cash Used By Investing Activities	(13.7)	(28.9)

FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(20.0)	(19.0)
Dividends paid on preferred stock	(.1)	(.1)
Issuances of long-term debt	-	105.0
Reacquisition of long-term debt	(7.3)	(72.1)
Issuances of short-term debt, net	12.5	-
Net other financing activities	(.6)	(1.0)
Net Cash (Used By) From Financing Activities	(15.5)	12.8

Net (Decrease) Increase in Cash and Cash Equivalents	(.3)	4.6
Cash and Cash Equivalents at Beginning of Period	5.5	8.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5.2	$12.8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash (received) paid for income taxes (includes payments to PHI for Federal income taxes)	$(.2)	$4.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

87
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ATLANTIC CITY ELECTRIC COMPANY
(1) ORGANIZATION

     Atlantic City Electric Company (ACE) is engaged in the transmission and distribution of electricity in southern New Jersey. ACE provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is also known as Basic Generation Service (BGS). ACE is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (Pepco Holdings or PHI). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and ACE and certain activities of ACE are subject to the regulatory oversight of the Federal Energy Regulatory Commission (FERC) under PUHCA 2005.

     In addition to its electricity transmission and distribution operations, during 2006 ACE owned a 2.47% undivided interest in the Keystone electric generating facility, a 3.83% undivided interest in the Conemaugh electric generating facility (with a combined generating capacity of 108 megawatts), and also owned the B.L. England electric generating facility (with a generating capacity of 447 megawatts). On September 1, 2006, ACE sold its interests in the Keystone and Conemaugh generating facilities and on February 8, 2007, ACE completed the sale of the B.L. England generating facility.

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     ACE's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in ACE's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of ACE's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly ACE's financial condition as of March 31, 2007, in accordance with GAAP. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results for the three months ended March 31, 2007 may not be indicative of results that will be realized for the full year ending December 31, 2007 since the sales of electric energy are seasonal.

FIN 46R, "Consolidation of Variable Interest Entities"

     ACE has power purchase agreements (PPAs) with a number of entities, including three contracts between unaffiliated non-utility generators (NUGs) and ACE. Due to a variable element in the pricing structure of the NUGs, ACE potentially assumes the variability in the operations of the plants related to these PPAs and, therefore, has a variable interest in the

88

entities. In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R (revised December 2003), entitled "Consolidation of Variable Interest Entities" (FIN 46R), ACE continued, during the first quarter of 2007, to conduct exhaustive efforts to obtain information from these entities, but was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether these three entities were variable interest entities or if ACE was the primary beneficiary. As a result, ACE has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information, but have not been able to obtain such information.

     Net power purchase activities with the counterparties to the NUGs for the three months ended March 31, 2007 and 2006 were approximately $82 million and $84 million, respectively, of which $73 million and $74 million, respectively, related to power purchases under the NUGs. ACE does not have exposure to loss under the PPA agreements since cost recovery will be achieved from its customers through regulated rates.

     In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)" (FSP FIN 46(R)-6), which provides guidance on how to determine the variability to be considered in applying FIN 46(R). ACE started applying the guidance in FSP FIN 46(R)-6 to new and modified arrangements effective July 1, 2006.

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

     ACE adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, ACE had an immaterial adjustment to its beginning retained earnings, representing the cumulative effect of the change in accounting principle. Unrecognized tax benefits represent those tax benefits related to tax positions that have been taken or are expected to be taken in tax returns, including refund claims, that are not recognized in the financial statements because, in accordance with FIN 48, management has either measured the tax benefit at an amount less than the benefit claimed or expected to be claimed or concluded that it is not more likely than not that the tax position will be ultimately sustained. As of January 1, 2007, unrecognized tax benefits totaled $28.4 million. For the majority of these tax positions, the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. Unrecognized tax benefits at January 1, 2007, included no amounts that, if recognized, would lower the effective tax rate.

89
ACE recognizes interest on under/over payments of income taxes and penalties in income tax expense. As of January 1, 2007, ACE had accrued approximately $3.4 million of interest expense and penalties.

     ACE, as an indirect subsidiary of PHI, is included on PHI's consolidated federal tax return. ACE's federal income tax liabilities for all years through 1997, have been determined, subject to adjustment to the extent of any net operating loss or other loss or credit carrybacks from subsequent years. The open tax years for the significant states where ACE files state income tax returns (New Jersey and Pennsylvania), are the same as noted above.

     Total unrecognized tax benefits that may change over the next twelve months include the Mixed Service Cost Issue. See Note (4) Commitments and Contingencies -- "IRS Mixed Service Cost Issue" for a discussion of this item.

     On May 2, 2007, the FASB issued FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" (FIN 48-1), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. ACE applied the guidance of FIN 48-1 with its adoption of FIN 48 on January 1, 2007.

Components of Net Periodic Benefit Cost

     ACE accounts for its participation in the Pepco Holdings benefit plans as participation in a multi-employer plan. PHI's pension and other postretirement net periodic benefit cost for the three months ended March 31, 2007, of $17.0 million includes $3.5 million for ACE's allocated share. The remaining pension and other postretirement net periodic benefit cost is allocated to other PHI subsidiaries. PHI's pension and other postretirement net periodic benefit cost for the three months ended March 31, 2006, of $16.5 million includes $4.6 million for ACE's allocated share. The remaining pension and other postretirement net periodic benefit cost is allocated to other PHI subsidiaries.

Reconciliation of Income Tax Expense
A reconciliation of ACE's consolidated income tax expense is as follows:
	For the Three Months Ended March 31,
	2007		2006
	Amount	Rate	Amount	Rate
	(Millions of dollars)
Income Before Income Taxes and Discontinued Operations	$12.0		$ 7.2

Income tax at federal statutory rate	$ 4.2	.35	$ 2.5	.35
Increases (decreases) resulting from:
State income taxes, net of federal effect	.8	.07	.7	.10
Depreciation	.1	.01	-	-
Tax Credits	(.3)	(.02)	(.3)	(.04)
Adjustment to prior years' tax	(.1)	(.01)	(1.6)	(.22)
Change in estimates related to prior year tax liabilities	(.2)	(.02)	.4	.05
Other, net	(.2)	(.02)	-	-
Total Consolidated Income Tax Expense	$ 4.3	.36	$ 1.7	.24

90
Debt

     In January 2007, ACE Funding made principal payments of $5.2 million on Series 2002-1 Bonds, Class A-1 and $2.1 million on Series 2003-1 Bonds, Class A-1 with a weighted average interest rate of 2.89%.

Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including ACE, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to ACE for the three months ended March 31, 2007 and 2006 were $20.1 million and $21.2 million, respectively.

In addition to the PHI Service Company charges described above, ACE's Consolidated Statements of Earnings include the following related party transactions:
	For the Three Months Ended March 31,
	2007	2006
Income (Expense)	(Millions of dollars)
Purchased power from Conectiv Energy Supply (included in fuel and purchased energy)	$(18.9)	$(18.8)
Meter reading services provided by Millennium Account Services LLC (b)	(1.0)	(1.0)
Intercompany use revenue (a)	.6	.3
Intercompany use expense (a)	(.6)	(.2)
(a) Included in operating revenue. (b) Included in other operation and maintenance
As of March 31, 2007 and December 31, 2006, ACE had the following balances on its Consolidated Balance Sheets due (to)/from related parties:
	March 31, 2007	December 31, 2006
Asset (Liability)	(Millions of dollars)
Receivable from Related Party (current)
PHI Parent	$-	$8.4
Payable to Related Party (current)
PHI Service Company	(9.7)	(28.7)
Conectiv Energy Supply	(6.2)	(6.3)
DPL	(.7)	(.3)

The items listed above are included in the "Accounts payable to associated companies" balance on the Consolidated Balance Sheet of $17.0 million and $27.3 million at March 31, 2007 and December 31, 2006, respectively.

91
Reclassifications
Certain prior period amounts have been reclassified in order to conform to current period presentation.
New Accounting Standards
EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions"

     On June 28, 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3. ACE implemented EITF 06-3 during the first quarter of 2007. Taxes included in ACE's gross revenues were $5.5 million and $5.4 million for the three months ended March 31, 2007 and 2006, respectively.

SFAS No. 157, "Fair Value Measurements"

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of this Statement will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

     SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (year ending December 31, 2008 for ACE). ACE is currently in the process of evaluating the impact that SFAS No. 157 will have on its overall financial condition, results of operations, and cash flows.

FSP AUG AIR-1, "Accounting for Planned Major Maintenance Activities"

     On September 8, 2006, the FASB issued FSP American Institute of Certified Public Accountants Industry Audit Guide, Audits of Airlines--"Accounting for Planned Major Maintenance Activities" (FSP AUG AIR-1), which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP AUG AIR-1 is effective the first fiscal year beginning after December 15, 2006 (year ending December 31, 2007 for ACE). ACE has evaluated the impact of FSP AUG AIR-1 and does not anticipate that its implementation will have a material impact on its financial condition, results of operations, and cash flows.

92
SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115"

     On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS No. 159) which permits entities to choose to elect to measure eligible financial instruments at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of SFAS No. 159 will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

     SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards.

     SFAS No. 159 applies to fiscal years beginning after November 15, 2007 (year ending December 31, 2008 for ACE), with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). ACE is currently in the process of evaluating the impact that SFAS No. 159 will have on its overall financial condition, results of operations, and cash flows.

(3) SEGMENT INFORMATION
In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ACE has one segment, its regulated utility business.
(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Rate Proceedings

     On May 15, 2006, ACE updated its FERC-approved formula transmission rates based on 2005 FERC Form 1 data. The rates, which became effective on June 1, 2006, were $14,155 per megawatt per year. By operation of the formula rate process, the transmission rates now in effect incorporate a one-time-only settlement adjustment, as well as the annual true-up from the prior year's transmission rates. Beginning in January 2007, the new rates are being applied to 2006 customer demand or peak load data, replacing the 2005 peak load data that was used in 2006. This demand component is driven by the prior year peak loads experienced in each

93

respective geographic area. The net earnings impact from the network transmission rate changes is not expected to be material to ACE's overall financial condition, results of operations, or cash flows.

ACE Restructuring Deferral Proceeding

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

     In July 2004, the NJBPU issued a final order in the restructuring deferral proceeding confirming a July 2003 summary order, which (i) permitted ACE to begin collecting a portion of the deferred costs and reset rates to recover on-going costs incurred as a result of EDECA, (ii) approved the recovery of $125 million of the deferred balance over a ten-year amortization period beginning August 1, 2003, (iii) transferred to ACE's then pending base rate case for further consideration approximately $25.4 million of the deferred balance (the base rate case ended in a settlement approved by the NJBPU in May 2005, the result of which is that any net rate impact from the deferral account recoveries and credits in future years will depend in part on whether rates associated with other deferred accounts considered in the case continue to generate over-collections relative to costs), and (iv) estimated the overall deferral balance as of July 31, 2003 at $195 million, of which $44.6 million was disallowed recovery by ACE. Although ACE believes the record does not justify the level of disallowance imposed by the NJBPU in the final order, the $44.6 million of disallowed incurred costs were reserved during the years 1999 through 2003 (primarily 2003) through charges to earnings, primarily in the operating expense line item "deferred electric service costs," with a corresponding reduction in the regulatory asset balance sheet account. In 2005, an additional $1.2 million in interest on the disallowed amount was identified and reserved by ACE. In August 2004, ACE filed a notice of appeal with respect to the July 2004 final order with the Appellate Division of the Superior Court of New Jersey (the Appellate Division), which hears appeals of the decisions of New Jersey administrative agencies, including the NJBPU. Briefs in the appeal were also filed by the New Jersey Division of Rate Counsel (then known as the Division of the New Jersey Ratepayer Advocate) and by Cogentrix Energy Inc., the co-owner of two cogeneration power plants with contracts to sell ACE approximately 397 megawatts of electricity, as cross-

94
appellants between August 2005 and January 2006. The Appellate Division has not yet set the schedule for oral argument.
Divestiture Cases

     In connection with the divestiture by ACE of its nuclear generating assets, the NJBPU in July 2000 preliminarily determined that the amount of stranded costs associated with the divested assets that ACE could recover from ratepayers should be reduced by approximately $94.5 million, representing the amount of the accumulated deferred federal income taxes (ADFIT) associated with the divested nuclear assets. However, due to uncertainty under federal tax law regarding whether the sharing of federal income tax benefits associated with the divested assets, including ADFIT, with ACE's customers would violate the normalization rules, ACE submitted a request to the Internal Revenue Service (IRS) for a Private Letter Ruling (PLR) to clarify the applicable law. The NJBPU has delayed its final determination of the amount of recoverable stranded costs until after the receipt of the PLR.

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

ACE Sale of B.L. England Generating Facility

     On February 8, 2007, ACE completed the sale of the B.L. England generating facility to RC Cape May Holdings, LLC (RC Cape May), an affiliate of Rockland Capital Energy Investments, LLC, for which it received proceeds of $9 million, subject to adjustment based on a post-closing 60-day true-up, which is expected to occur in May. In addition, RC Cape May and ACE have agreed to submit to arbitration whether RC Cape May must pay to ACE, as part of the purchase price, an additional $3.1 million remaining in dispute. RC Cape May also assumed certain liabilities associated with the B.L. England generating station, including substantially all environmental liabilities.

     The sale of B.L. England will not affect the stranded costs associated with the plant that already have been securitized. ACE anticipates that approximately $9 million to $10 million of additional regulatory assets related to B.L. England may, subject to NJBPU approval, be eligible for recovery as stranded costs. The emission allowance credits associated with B. L. England will be monetized for the benefit of ACE's ratepayers pursuant to the NJBPU order approving the sale. Net proceeds from the sale of the plant and monetization of the emission allowance credits, which will be determined after the sale upon resolution of certain adjustments, will be credited to ACE's ratepayers in accordance with the requirements of EDECA and NJBPU orders. The appropriate mechanism for monetizing the value of the emission allowances for the benefit of ratepayers has been deferred to a further proceeding, which has been filed before the NJBPU and is ongoing.

95
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

     Delilah Road Landfill Site. In November 1991, the New Jersey Department of Environmental Protection (NJDEP) identified ACE as a potentially responsible party (PRP) at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an administrative consent order (ACO) with NJDEP to remediate the site. The soil cap remedy for the site has been completed and the NJDEP conditionally approved the report submitted by the parties on the implementation of the remedy in January 2003. In March 2004, NJDEP approved a Ground Water Sampling and Analysis Plan. Positive results of groundwater monitoring events have resulted in a reduced level of groundwater monitoring. In August 2006, NJDEP issued a No Further Action Letter (NFA) and Covenant Not to Sue for the site. Among other things, the NFA requires the PRPs to monitor the effectiveness of institutional (deed restriction) and engineering (cap) controls at the site every two years and to continue groundwater monitoring. In December 2006, the PRP group filed a petition with NJDEP seeking approval of semi-annual rather than quarterly ground water monitoring for two years and annual groundwater monitoring thereafter if ground water monitoring results remain consistent or improve relative to prior monitoring data. NJDEP has not acted on the PRP group's petition. In March 2003, United States Environmental Protection Agency (EPA) demanded from the PRP group reimbursement for EPA's past costs at the site, totaling $168,789. The PRP group objected to the demand for certain costs, but agreed to reimburse EPA approximately $19,000. In a March 19, 2007 letter, EPA demanded from the PRP group reimbursement for EPA's costs at the site between 1985 and 2007 totaling $233,563. The PRP group is objecting to the demand for these costs for a variety of reasons, including the fact that approximately $97,000 in costs was billed after construction of the remedy by the PRP group was completed. Based on information currently available, ACE anticipates that its share of additional cost associated with this site will be approximately $555,000 to $600,000. ACE believes that its liability for post-remedy operation and maintenance costs will not have a material adverse effect on its financial position, results of operations or cash flows.

IRS Mixed Service Cost Issue

     During 2001, ACE changed its method of accounting with respect to capitalizable construction costs for income tax purposes. The change allowed the companies to accelerate the deduction of certain expenses that were previously capitalized and depreciated. Through December 31, 2005, these accelerated deductions generated incremental tax cash flow benefits of approximately $49 million, primarily attributable to its 2001 tax returns.

96

     On August 2, 2005, the Treasury Department released regulations that, if adopted in their current form, would require ACE to change its method of accounting with respect to capitalizable construction costs for income tax purposes for tax periods beginning in 2005. Based on those regulations, PHI in its 2005 federal tax return adopted an alternative method of accounting for capitalizable construction costs that management believes will be acceptable to the IRS.

     On the same day that the new regulations were released, the IRS issued Revenue Ruling 2005-53, which is intended to limit the ability of certain taxpayers to utilize the method of accounting for income tax purposes they utilized on their tax returns for 2004 and prior years with respect to capitalizable construction costs. In line with this Revenue Ruling, the IRS revenue agent's report for the 2001 and 2002 tax returns disallowed substantially all of the incremental tax benefits that ACE had claimed on those returns by requiring the companies to capitalize and depreciate certain expenses rather than treat such expenses as current deductions. PHI's protest of the IRS adjustments is among the unresolved audit matters relating to the 2001 and 2002 audits pending before the Appeals Office.

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

(5) DISCONTINUED OPERATIONS

     As discussed in Note (4) "Commitments and Contingencies," herein, on February 8, 2007, ACE completed the sale of B.L. England. B.L. England comprised a significant component of ACE's generation operations and its sale required "discontinued operations" presentation under SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," on ACE's Consolidated Statements of Earnings for the three months ended March 31, 2007 and 2006. The results of the Keystone and Conemaugh generating facilities, sold by ACE in September 2006, are also reflected as "discontinued operations."

The following table summarizes discontinued operations information for the three months ended March 31, (millions of dollars):
	2007	2006
Operating Revenue	$9.7	$32.2
Income Before Income Tax Expense	$ .2	$ 1.3
Net Income	$ .1	$ .8

97
(6) SUBSEQUENT EVENTS
Amended and Restated Credit Facility

     On May 2, 2007, PHI, Pepco, DPL and ACE entered into an Amended and Restated Credit Agreement with the lenders party thereto, Wachovia Bank, National Association, as administrative agent and swingline lender, Citicorp USA, Inc., as syndication agent, The Royal Bank of Scotland, plc, The Bank of Nova Scotia and JPMorgan Chase Bank, N.A., as documentation agents, and Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book runners.

     The aggregate borrowing limit under the facility is $1.5 billion, all or any portion of which may be used to obtain loans or to issue letters of credit. PHI's credit limit under the facility is $875 million. The credit limit of each of Pepco, DPL and ACE is the lesser of $500 million and the maximum amount of debt the company is permitted to have outstanding by its regulatory authorities, except that the aggregate amount of credit used by Pepco, DPL and ACE at any given time collectively may not exceed $625 million. The interest rate payable by each company on utilized funds is based on the prevailing prime rate or Eurodollar rate, plus a margin that varies according to the credit rating of the borrower. The facility also includes a "swingline loan sub-facility," pursuant to which each company may make same day borrowings in an aggregate amount not to exceed $150 million. Any swingline loan must be repaid by the borrower within seven days of receipt thereof. All indebtedness incurred under the facility is unsecured.

     The facility commitment expiration date is May 5, 2012, with each company having the right to elect to have 100% of the principal balance of the loans outstanding on the expiration date continued as non-revolving term loans for a period of one year from such expiration date.

     The facility is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the amended and restated credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, and results of operations or financial condition subsequent to the entry into the amended and restated credit agreement is not a condition to the availability of credit under the facility. Among the covenants contained in the amended and restated credit agreement are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the amended and restated credit agreement, which calculation excludes certain trust preferred securities and deferrable interest subordinated debt from the definition of total indebtedness (not to exceed 15% of total capitalization), (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the amended and restated credit agreement, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the amended and restated credit agreement. The failure to satisfy any of the covenants or the occurrence of specified events that constitute an event of default could result in the acceleration of the repayment obligations of the borrower. The events of default include (1) the failure of any borrowing company or any of its significant

98

subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (2) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (3) a change in control (as defined in the amended and restated credit agreement) of PHI or the failure of PHI to own all of the voting stock of Pepco, DPL and ACE. The agreement does not include any ratings triggers.

Other Financing
In April 2007, ACE retired at maturity $15 million of 7.52% medium-term notes.
In April 2007, ACE Funding made principal payments of $4.9 million on Series 2002-1 Bonds, Class A-1 and $2.0 million on Series 2003-1, Class A-1 with a weighted average interest rate of 2.89%.
99
THIS PAGE INTENTIONALLY LEFT BLANK.
100

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is contained herein, as follows:

101
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PEPCO HOLDINGS, INC.
GENERAL OVERVIEW
Pepco Holdings, Inc. (PHI or Pepco Holdings) is a diversified energy company that, through its operating subsidiaries, is engaged primarily in two principal business operations:
•	electricity and natural gas delivery (Power Delivery), and
•	competitive energy generation, marketing and supply (Competitive Energy).

     For the three months ended March 31, 2007 and 2006, respectively, PHI's Power Delivery operations produced 59% and 60% of PHI's consolidated operating revenues (including revenues from intercompany amounts) and 62% and 68% of PHI's consolidated operating income (including income from intercompany transactions).

     The Power Delivery business consists primarily of the transmission, distribution and default supply of electric power, which for each of the three months ended March 31, 2007 and 2006, was responsible for 91% of Power Delivery's operating revenues. The distribution of natural gas contributed 9% of Power Delivery's operating revenues for each of the three months ended March 31, 2007 and 2006. Power Delivery represents one operating segment for financial reporting purposes.

     The Power Delivery business is conducted by three utility subsidiaries: Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE). Each of these companies is a regulated public utility in the jurisdictions that comprise its service territory. Each company is responsible for the distribution of electricity and, in the case of DPL, natural gas in its service territory, for which it is paid tariff rates established by the applicable local public service commissions. Each company also supplies electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive energy supplier. The regulatory term for this supply service varies by jurisdiction as follows:

Delaware	Provider of Last Resort service (POLR) -- before May 1, 2006 Standard Offer Service (SOS) -- on and after May 1, 2006
District of Columbia	SOS
Maryland	SOS
New Jersey	Basic Generation Service (BGS)
Virginia	Default Service
102
In this Form 10-Q, these supply service obligations are referred to generally as Default Electricity Supply.

     Pepco, DPL and ACE are also responsible for the transmission of wholesale electricity into and across their service territories. The rates each company is permitted to charge for the wholesale transmission of electricity are regulated by the Federal Energy Regulatory Commission (FERC). Effective June 1, 2006, new FERC-approved transmission rates took effect for each of PHI's utility subsidiaries. These new rates incorporate true-ups for the formula rates that went into effect June 1, 2005, on a tentative basis, which reflected a requested 12.9% return on equity, as compared to the approved rates, which were based on a return on equity of 10.8% for existing facilities and 11.3% for facilities put into service on or after January 1, 2006.

     For the three months ended March 31, 2007, lower network service transmission revenues resulted in a $.05 decrease in PHI's earnings per share as compared to the three months ended March 31, 2006, a portion of which was attributable to the lower rates combined with the operation of the true-up adjustment to compensate for the higher tentative rates. PHI expects the lower rates in effect and the true-up to have a similar proportionate impact on earnings through May 2007 as compared to earnings in the 2006 period. However, because the magnitude of the true-up for this first twelve-month period, June 2006 through May 2007, was attributable in part to the transition to the new formula rate process, PHI expects that the impact of the annual true-up adjustment will be less significant in future periods.

     The profitability of the Power Delivery business depends on its ability to recover costs and earn a reasonable return on its capital investments through the rates it is permitted to charge. Power Delivery's operating revenue and income are seasonal, and weather patterns may have a material impact on operating results. In addition, customer usage may be affected by economic conditions, energy prices, and energy efficiency measures.

     The Competitive Energy business provides competitive generation, marketing and supply of electricity and gas, and related energy management services primarily in the mid-Atlantic region. These operations are conducted through subsidiaries of Conectiv Energy Holding Company (collectively, Conectiv Energy) and Pepco Energy Services, Inc. and its subsidiaries (collectively, Pepco Energy Services), each of which is treated as a separate operating segment for financial reporting purposes. For the three months ended March 31, 2007 and 2006, the operating revenues of the Competitive Energy business (including revenue from intercompany transactions) were equal to 46%, and 45%, respectively, of PHI's consolidated operating revenues, and the operating income of the Competitive Energy business (including operating income from intercompany transactions) was 26% and 21% of PHI's consolidated operating income for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, amounts equal to 11% and 14% respectively, of the operating revenues of the Competitive Energy business were attributable to electric energy and capacity, and natural gas sold to the Power Delivery segment.

•

Conectiv Energy provides wholesale electric power, capacity and ancillary services in the wholesale markets administered by PJM Interconnection, LLC (PJM) and also supplies electricity to other wholesale market participants under long- and short-term bilateral contracts. Conectiv Energy also supplies electric power to satisfy a portion of ACE's New Jersey, Pepco's Maryland and DPL's Delaware, Maryland, and Virginia Default Electricity Supply load, as well as default electricity supply load shares of other

103

utilities. PHI refers to these activities as Merchant Generation and Load Service. Conectiv Energy obtains the electricity required to meet its Merchant Generation and Load Service power supply obligations from its own generation plants, bilateral contract purchases from other wholesale market participants, and purchases in the PJM wholesale market. Conectiv Energy also sells natural gas and fuel oil to very large end-users and to wholesale market participants under bilateral agreements. PHI refers to these sales operations as Energy Marketing.

•

Pepco Energy Services provides retail energy supply and energy services primarily to commercial, industrial, and government customers. Pepco Energy Services sells electricity and natural gas to customers primarily in the mid-Atlantic region. Pepco Energy Services owns and operates two district energy systems, provides energy savings performance contracting services, and designs, constructs and operates combined heat and power and central energy plants. Pepco Energy Services provides high voltage construction and maintenance services to customers throughout the U.S. and low voltage construction and maintenance services in the Washington, D.C. area and owns and operates electric generating plants in Washington, D.C.

     Conectiv Energy's primary objective is to maximize the value of its generation fleet by leveraging its operational and fuel flexibilities. Pepco Energy Services' primary objective is to capture retail energy supply and service opportunities primarily in the mid-Atlantic region. The financial results of the Competitive Energy business can be significantly affected by wholesale and retail energy prices, the cost of fuel to operate the Conectiv Energy plants, and the cost of purchased energy necessary to meet its power supply obligations.

The Competitive Energy business, like the Power Delivery business, is seasonal, and therefore weather patterns can have a material impact on operating results.

     Through its subsidiary, Potomac Capital Investment Corporation (PCI), PHI maintains a portfolio of cross-border energy sale-leaseback transactions with a book value at March 31, 2007 of approximately $1.3 billion. This activity constitutes a fourth operating segment, which is designated as "Other Non-Regulated," for financial reporting purposes. For a discussion of PHI's cross-border leasing transactions, see "Regulatory and Other Matters -- Federal Tax Treatment of Cross-Border Leases."

     For additional information including information about PHI's business strategy refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in PHI's Form 10-K for the year ended December 31, 2006.

EARNINGS OVERVIEW
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
PHI's net income for the three months ended March 31, 2007 was $51.6 million, or $.27 per share, compared to $56.8 million, or $.29 per share, for the comparable period in 2006.

     Net income for 2006 included the (charges) and/or credits set forth below (which are presented net of tax and in millions of dollars). The segment that recognized the (charge) or credit is also indicated.

104
•	Conectiv Energy
	Gain on disposition of assets associated with a co-generation facility	$ 7.9
•	Pepco Energy Services
•	Impairment losses related to certain energy services business assets	$(4.1)
Excluding the items listed above, net income for the first quarter of 2006 would have been $53.0 million.
PHI's net income for the three months ended March 31, 2007 compared to the corresponding period in 2006 is set forth in the table below: (millions of dollars)

	2007	2006	Change

Power Delivery	$ 33.2	$ 37.6	$ (4.4)
Conectiv Energy	19.0	17.1	1.9
Pepco Energy Services	2.6	5.5	(2.9)
Other Non-Regulated	10.8	9.6	1.2
Corporate & Other	(14.0)	(13.0)	(1.0)
Total PHI Net Income (GAAP)	$ 51.6	$ 56.8	$ (5.2)

Discussion of Segment Net Income Variances:
Power Delivery's $4.4 million decrease in earnings is primarily due to the following:
•	$8.9 million decrease in earnings due to the FERC network transmission formula rate change in June 2006.
•	$4.6 million of lower earnings due to higher operation and maintenance costs attributable primarily to increased electric system maintenance.
•	$3.7 million of decreased earnings due to lower Default Electricity Supply margins primarily as a result of more customers leaving Standard Offer Service to third party suppliers.
•	$10.4 million of increased earnings primarily due to higher regulated distribution sales (favorable impact of weather compared to 2006).
Conectiv Energy's $1.9 million increase in earnings is primarily due to the following:
•	$10.1 million increase in Merchant Generation and Load Service earnings resulted primarily from higher margin default supply and increased generation output and margin.
•	$2.8 million increase related to Energy Marketing margins.
•	$7.9 million decrease in earnings due to the gain in disposition of assets associated with a co-generation facility in 2006.
105
•	$3.1 million increase in operation and maintenance attributable to higher plant maintenance costs.
Pepco Energy Services' $2.9 million decrease in earnings is primarily due to the following:
•	$8.0 million of lower earnings from its retail energy supply business related to lower electric margins due to gains on the sale of excess supply and more favorable congestion costs in 2006.
•	$1.2 million increase in earnings from its energy services activities.
•	$4.1 million increase in earnings due to the impairment losses on certain energy services business assets in 2006.
CONSOLIDATED RESULTS OF OPERATIONS

     The following results of operations discussion is for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. All amounts in the tables (except sales and customers) are in millions of dollars

Operating Revenue
A detail of the components of PHI's consolidated operating revenue is as follows:

	2007	2006	Change
Power Delivery	$1,275.1	$1,174.8	$100.3
Conectiv Energy	496.1	516.0	(19.9)
Pepco Energy Services	509.9	369.7	140.2
Other Non-Regulated	19.3	20.9	(1.6)
Corp. & Other	(121.6)	(129.5)	7.9
Total Operating Revenue	$2,178.8	$1,951.9	$226.9

Power Delivery Business
The following table categorizes Power Delivery's operating revenue by type of revenue.

	2007	2006	Change
Regulated T&D Electric Revenue	$359.9	$369.5	$(9.6)
Default Supply Revenue	785.8	679.9	105.9
Other Electric Revenue	16.6	15.0	1.6
Total Electric Operating Revenue	1,162.3	1,064.4	97.9

Regulated Gas Revenue	101.7	99.9	1.8
Other Gas Revenue	11.1	10.5	.6
Total Gas Operating Revenue	112.8	110.4	2.4

Total Power Delivery Operating Revenue	$1,275.1	$1,174.8	$100.3

106

     Regulated T&D (Transmission and Distribution) Electric Revenue consists of revenue from the transmission and the delivery of electricity including Default Electricity Supply to PHI's customers within its service territories at regulated rates.

     Default Supply Revenue is the revenue received for Default Electricity Supply. The costs related to Default Electricity Supply are included in Fuel and Purchased Energy and Other Services Cost of Sales.

     Other Electric Revenue consists of utility-related work and services performed on behalf of customers, including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

Regulated Gas Revenue consists of revenues for on-system natural gas sales and the transportation of natural gas for customers within PHI's service territories at regulated rates.
Other Gas Revenue consists of off-system natural gas sales and the release of excess system capacity.
Electric Operating Revenue
Regulated T&D Electric Revenue
	2007	2006	Change

Residential	$142.5	$138.3	$4.2
Commercial	158.9	156.2	2.7
Industrial	6.3	8.6	(2.3)
Other (Includes PJM)	52.2	66.4	(14.2)
Total Regulated T&D Electric Revenue	$359.9	$369.5	$(9.6)

Regulated T&D Electric Sales (gigawatt hours (GWh))
	2007	2006	Change

Residential	4,842	4,491	351
Commercial	6,731	6,482	249
Industrial	915	972	(57)
Other	69	70	(1)
Total Regulated T&D Electric Sales	12,557	12,015	542

Regulated T&D Electric Customers (000s)
	2007	2006	Change

Residential	1,612	1,596	16
Commercial	196	196	-
Industrial	2	2	-
Other	2	2	-
Total Regulated T&D Electric Customers	1,812	1,796	16

107

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

     Regulated T&D Electric Revenue decreased by $9.6 million primarily due to the following: (i) $15.0 million decrease in network transmission revenues due to a decrease in PJM transmission rates, (ii) $6.6 million decrease due to a change in Delaware rate structure effective May 1, 2006, which shifted revenue from Regulated T&D Electric Revenue to Default Supply Revenue, (iii) $4.0 million decrease due to a Delaware base rate reduction effective May 1, 2006, partially offset by (iv) $12.2 million increase due to colder weather (a 13.5% increase in Heating Degree Days), (v) $1.7 million increase due to differences in consumption among the various customer rate classes, and (vi) $1.7 million increase due to the number of customers increasing by .8%.

Default Electricity Supply
Default Supply Revenue
	2007	2006	Change

Residential	$449.7	$275.5	$174.2
Commercial	238.9	279.7	(40.8)
Industrial	20.3	31.5	(11.2)
Other (Includes PJM)	76.9	93.2	(16.3)
Total Default Supply Revenue	$785.8	$679.9	$105.9

Default Electricity Supply Sales (GWh)
	2007	2006	Change

Residential	4,723	4,352	371
Commercial	2,398	4,186	(1,788)
Industrial	219	497	(278)
Other	43	39	4
Total Default Electricity Supply Sales	7,383	9,074	(1,691)

Default Electricity Supply Customers (000s)
	2007	2006	Change

Residential	1,580	1,564	16
Commercial	168	184	(16)
Industrial	1	2	(1)
Other	2	2	-
Total Default Electricity Supply Customers	1,751	1,752	(1)

108

     Default Supply Revenue increased by $105.9 million primarily due to the following: (i) $230.4 million increase due to higher retail energy rates, primarily the result of new market based SOS/BGS rate increases in the District of Columbia, Delaware, Maryland, New Jersey and Virginia, (ii) $23.0 million increase due to colder weather (a 13.5% increase in Heating Degree Days), (iii) $6.6 million increase due to a change in Delaware rate structure effective May 1, 2006 that shifted revenue from Regulated T&D Electric Revenue to Default Supply Revenue, partially offset by (iv) $122.8 million decrease primarily due to differences in consumption among the various customer rate classes and decreased sales due to an increase in customers choosing an alternate supplier, (v) $17.7 million decrease in wholesale energy revenues resulting from decreased sales of generated and purchased energy into PJM.

Gas Operating Revenue
Regulated Gas Revenue
	2007	2006	Change

Residential	$62.0	$59.9	$2.1
Commercial	35.3	35.5	(.2)
Industrial	2.9	3.2	(.3)
Transportation and Other	1.5	1.3	.2
Total Regulated Gas Revenue	$101.7	$99.9	$1.8

Regulated Gas Sales (billion cubic feet (Bcf))
	2007	2006	Change

Residential	4.1	3.5	.6
Commercial	2.5	2.1	.4
Industrial	.3	.2	.1
Transportation and Other	2.0	1.7	.3
Total Regulated Gas Sales	8.9	7.5	1.4

Regulated Gas Customers (000s)
	2007	2006	Change

Residential	112	111	1
Commercial	10	9	1
Industrial	-	-	-
Transportation and Other	-	-	-
Total Regulated Gas Customers	122	120	2

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
109

     Regulated Gas Revenue increased by $1.8 million primarily due to (i) $3.9 million increase due to colder weather (a 13% increase in Heating Degree Days), (ii) $1.2 million increase due to the base rate increase that went into effect November 2006, partially offset by (iii) $3.1 million decrease in the Gas Cost Rate (GCR) effective November 2006 (partially offset in Fuel and Purchased Energy expense).

Competitive Energy Businesses
Conectiv Energy

     The impact of Operating Revenue changes and Fuel and Purchased Energy and Other Services Cost of Sales changes with respect to the Conectiv Energy component of the Competitive Energy business are encompassed within the discussion that follows.

     Operating Revenues of the Conectiv Energy segment are derived primarily from the sale of electricity. The primary components of its Costs of Sales are fuel and purchased power. Because fuel and electricity prices tend to move in tandem, price changes in these commodities from period to period can have a significant impact on Operating Revenue and Costs of Sales without signifying any change in the performance of the Conectiv Energy segment. For this reason, PHI from a managerial standpoint focuses on gross margin as a measure of performance.

Conectiv Energy Gross Margin

     Merchant Generation and Load Service consists primarily of electric power, capacity and ancillary services sales from Conectiv Energy's generating plants, tolling arrangements entered into to sell energy and other products from Conectiv Energy's generating plants and to purchase energy and other products from generating plants of other companies, hedges of power, capacity, fuel and load, the sale of excess fuel (primarily natural gas) and emission allowances, electric power, capacity, and ancillary services sales pursuant to competitively bid contracts entered into with affiliated and non-affiliated companies to fulfill their default electricity supply obligations, and fuel switching activities made possible by the multi-fuel capabilities of some of Conectiv Energy's power plants.

     Energy Marketing activities consist primarily of wholesale natural gas and fuel oil marketing, the activities of the real-time power desk, which generates margin by capturing price differences between power pools, and locational and timing differences within a power pool, and prior to October 31, 2006, provided operating services under an agreement with an unaffiliated generating plant. Beginning in 2007 power origination activities, which primarily consist of bilateral contracts for products that are not traded on an exchange or over-the-counter, have been reclassified into Energy Marketing from Merchant Generation and Load Service. The 2006 activity has been reclassified for comparative purposes accordingly. The amounts of gross margins reclassified for the first quarter of 2007 and 2006 were $5.1 million and $2.2 million, respectively.

110
	March 31,
	2007	2006
Operating Revenue ($ millions):
Merchant Generation and Load Service	$247.3	$298.2
Energy Marketing	248.8	217.8
Total Operating Revenue[1]	$496.1	$516.0

Cost of Sales ($ millions):
Merchant Generation and Load Service	$183.4	$251.3
Energy Marketing	233.6	207.4
Total Cost of Sales[2]	$417.0	$458.7

Gross Margin ($ millions):
Merchant Generation and Load Service	$ 63.9	$ 46.9
Energy Marketing	15.2	10.4
Total Gross Margin	$ 79.1	$ 57.3

Generation Fuel and Purchased Power Expenses ($ millions) [3]:
Generation Fuel Expenses [4,5]
Natural Gas	$ 31.7	$ 23.8
Coal	15.6	14.4
Oil	11.3	3.6
Other[6]	.7	.6
Total Generation Fuel Expenses	$ 59.3	$ 42.4
Purchased Power Expenses [5]	$ 102.2	$ 177.3

Statistics:
Generation Output (MWh):
Base-Load [7]	550,857	518,030
Mid-Merit (Combined Cycle) [8]	383,722	273,761
Mid-Merit (Oil Fired) [9]	71,706	(3,080)
Peaking	4,464	14,632
Tolled Generation	7,481	3,663
Total	1,018,230	807,006

Load Service Volume (MWh) [10]	2,025,740	3,440,084

Average Power Sales Price [11] ($/MWh):
Generation Sales [4]	$74.97	$65.49
Non-Generation Sales [12]	$70.68	$50.73
Total	$71.74	$52.44

Average on-peak spot power price at PJM East Hub ($/MWh) [13]	$69.47	$63.45
Average around-the-clock spot power price at PJM East Hub ($/MWh) [13]	$61.11	$58.30
Average spot natural gas price at market area M3 ($/MMBtu)[14]	$ 8.44	$ 8.46

Weather (degree days at Philadelphia Airport): [15]
Heating degree days	2,505	2,187
Cooling degree days	-	1

1 Includes $117.2 million and $129.0 million of affiliate transactions for 2007 and 2006, respectively. The 2006 figure has been reclassified to exclude $35.3 million of affiliate transactions that eliminate within the segment.

2 Includes $3.4 million and $.7 million of affiliate transactions for 2007 and 2006, respectively. The 2006 figure has been reclassified to exclude $35.3 million of intra-segment transactions that eliminate within the segment. Also excludes depreciation and amortization expense of $9.3 million and $9.0 million for 2007 and 2006, respectively.

3 Consists solely of Merchant Generation and Load Service expenses; does not include the cost of fuel not consumed by the power plants and intercompany tolling expenses.
4 Includes tolled generation.
5 Includes associated hedging gains and losses.
6 Includes emissions expenses, fuel additives, and other fuel-related costs.
7 Edge Moor Units 3 and 4 and Deepwater Unit 6.
8 Hay Road and Bethlehem, all units.
9 Edge Moor Unit 5 and Deepwater Unit 1. Generation output for these units was negative for the first quarter of 2006 because of station service consumption.
10 Consists of all default electricity supply sales; does not include standard product hedge volumes.
11 Calculated from data reported in Conectiv Energy's Electric Quarterly Report (EQR) filed with the FERC; does not include capacity or ancillary services revenue.
12 Consists of default electricity supply sales, standard product power sales, and spot power sales other than merchant generation as reported in Conectiv Energy's EQR.
13 Source: PJM website (www.pjm.com).
14 Source: Average delivered natural gas price at Tetco Zone M3 as published in Gas Daily.
15 Source: National Oceanic and Atmospheric Administration National Weather Service data.
111

     Conectiv Energy operating revenue and cost of sales are lower in 2007 primarily due to lower sales of default electricity supply. Conectiv Energy was still serving DPL's Delaware customers under the POLR supply agreement during the first quarter of 2006.

Merchant Generation and Load Service gross margin increased $17.0 million (approximately 36%) primarily due to:
•	An increase of $9.6 million primarily due to a 26% increase in generation output and an increase in generation margin.
•	An increase of $46.2 million primarily due to default electricity supply contracts with higher margins.
•	An increase of $4.6 million due to the sale of excess natural gas not needed for the plants.
•

A decrease of $24.1 million primarily due to the expiration of an agreement with an international investment banking firm to hedge approximately 50% of the commodity price risk of Conectiv Energy's generation and Default Electricity Supply commitment to DPL.

•	A decrease of $19.5 million primarily due to higher-priced natural gas hedges.

     Energy Marketing's gross margin increased $4.8 million (approximately 46%). The increase was primarily due to an increase of $2.9 million in power origination margin. Oil marketing increased $1.8 million due to effective inventory management.

Pepco Energy Services

     Pepco Energy Services' operating revenue increased $140.2 million primarily due to (i) an increase of $178.3 million due to higher volumes of retail electric load served in the 2007 quarter driven by customer acquisitions, partially offset by (ii) a decrease of $22.7 million due to lower retail natural gas revenues in 2007 due to lower customer prices, and (iii) a decrease of $14.3 million due to lower energy services revenues in 2007 that resulted from the sale of certain energy services business assets in 2006.

Other Non-Regulated

     Other Non-Regulated operating revenue decreased $1.6 million to $19.3 million in 2007 from $20.9 million in 2006. Operating revenue primarily consists of lease earnings recognized under Statement of Financial Accounting Standards No. 13, "Accounting for Leases."

Operating Expenses
Fuel and Purchased Energy and Other Services Cost of Sales
A detail of PHI's consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:
112

	2007	2006	Change
Power Delivery	$831.2	$722.6	$108.6
Conectiv Energy	417.0	458.7	(41.7)
Pepco Energy Services	487.6	332.4	155.2
Corp. & Other	(120.7)	(130.1)	9.4
Total	$1,615.1	$1,383.6	$231.5

Power Delivery Business

     Power Delivery's Fuel and Purchased Energy, which is primarily associated with Default Electric Supply sales, increased by $108.6 million to $831.2 million in 2007 from $722.6 million in 2006. The increase is primarily due to: (i) $226.4 million increase in average energy costs, the result of new Default Electricity Supply contracts implemented primarily in June and October 2006, (ii) $23.4 million increase due to colder weather, partially offset by (iii) $131.8 million decrease primarily due to differences in consumption among the various customer rate classes and decreased sales due to an increase in customers choosing an alternate supplier, and (iv) $10.2 million decrease in network transmission expenses primarily due to POLR obligation ending April 2006 (partially offset in Default Supply Revenue, Regulated Gas Revenue and Other Gas Revenue).

Competitive Energy Business
Conectiv Energy

     The impact of Fuel and Purchased Energy and Other Services Cost of Sales changes with respect to the Conectiv Energy component of the Competitive Energy business are encompassed within the prior discussion under the heading "Conectiv Energy Gross Margin."

Pepco Energy Services

     Pepco Energy Services' Fuel and Purchased Energy and Other Services Cost of Sales increased $155.2 million primarily due to (i) an increase of $190.4 million due to higher volumes of purchased electricity at higher prices in the 2007 quarter to serve increased retail customer load, partially offset by (ii) a decrease of $21.4 million due to lower wholesale natural gas supply prices, and (iii) a decrease of $13.7 million due to the sale of certain energy services business assets in 2006.

Other Operation and Maintenance
A detail of PHI's other operation and maintenance expense is as follows:

	2007	2006	Change
Power Delivery	$161.7	$160.8	$.9
Conectiv Energy	29.6	24.3	5.3
Pepco Energy Services	17.8	18.3	(.5)
Other Non-Regulated	1.9	1.5	.4
Corp. & Other	(3.9)	(.5)	(3.4)
Total	$207.1	$204.4	$2.7

113

     The Power Delivery operation and maintenance increase of $.9 million includes $8.8 million higher T&D electric and gas operation and maintenance costs primarily related to increased electric system maintenance and employee related costs; offset by $7.9 million of lower Default Supply costs including discontinued operations related to the sales of Keystone and Conemaugh and B.L. England, which are primarily deferred and/or recoverable.

The higher operation and maintenance expenses of the Conectiv Energy segment in 2007 were primarily due to increased planned maintenance at its power plants.
Depreciation and Amortization

     Depreciation and amortization expenses decreased by $11.1 million to $93.1 million in 2007 from $104.2 million in 2006. The decrease is primarily due to $12.6 million lower amortization of regulatory assets, partially offset by plant additions.

Other Taxes

     Other Taxes increased by $3.9 million to $85.3 million in 2007 from $81.4 million in 2006. The increase was primarily due to $3.6 million in higher pass-throughs resulting from higher GWh sales (partially offset in Regulated T&D Revenue).

Deferred Electric Service Costs

     Deferred Electric Service Costs, which relate only to ACE, increased by $8.7 million to an expense of $28.1 million in 2007, from an expense of $19.4 million in 2006. The increase represents an $8.7 million net over-recovery associated with New Jersey BGS, contracts with unaffiliated non-utility generators, market transition charges and other restructuring items. At March 31, 2007, ACE's consolidated balance sheet included as a regulatory liability an over-recovery of $179.9 million with respect to these items, which is net of a $46.0 million reserve for items disallowed by the New Jersey Board of Public Utilities (NJBPU) in a ruling that is under appeal. The $179.9 million regulatory liability also includes an $81.3 million gain related to the September 1, 2006 sale of ACE's interests in Keystone and Conemaugh and a $14.5 million loss related to the 2007 sale of ACE's interests in B.L. England.

Impairment Loss

     During the three months ended March 31, 2006, Pepco Holdings recorded a pre-tax impairment loss of $6.3 million ($4.1 million, after-tax) on certain energy services business assets owned by Pepco Energy Services.

Other Income (Expenses)

     Other Expenses (which are net of other income) increased by $8.0 million to $69.5 million in 2007 from $61.5 million in 2006. The increase primarily resulted from (i) a $12.3 million gain that was recorded in 2006 related to the disposition of assets associated with a cogeneration facility, partially offset by (ii) a $2.5 million gain on a settlement agreement between Pepco Energy Services and a subcontractor and (iii) a $1.9 million increase in income from equity fund valuations.

114
Income Tax Expense

     PHI's effective tax rate for the three months ended March 31, 2007 was 38% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits, asset removal costs and tax benefits related to certain leveraged leases.

     PHI's effective tax rate for the three months ended March 31, 2006 was 38% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), changes in estimates related to tax liabilities for prior tax years subject to audit, adjustment to the accumulated deferred tax balances and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits, asset removal costs and tax benefits related to certain leveraged leases.

CAPITAL RESOURCES AND LIQUIDITY
This section discusses Pepco Holdings' capital structure, cash flow activity, capital spending plans and other uses and sources of capital.
Financing Activity During the Three Months Ended March 31, 2007
In January 2007, Pepco retired at maturity $35 million of 7.64% medium-term notes.

     In January 2007, DPL redeemed all outstanding shares of its Redeemable Serial Preferred Stock of each series at redemption prices ranging from 103% - 105% of par, for an aggregate redemption amount of approximately $18.9 million.

     In January 2007, ACE Funding made principal payments of $5.2 million on Series 2002-1 Bonds, Class A-1 and $2.1 million on Series 2003-1 Bonds, Class A-1 with a weighted average interest rate of 2.89%.

In February 2007, DPL retired at maturity $11.5 million of medium-term notes with a weighted average interest rate of 7.08%.
In February 2007, PCI retired at maturity $34.3 million of 7.62% medium-term notes.
Financing Activity Subsequent to March 31, 2007
In April 2007, PHI issued $200 million of 6.0% notes due 2019. The net proceeds will be used to redeem in May 2007, a like amount of 5.50% notes due August, 2007.
In April 2007, ACE retired at maturity $15 million of 7.52% medium-term notes.
In April 2007, ACE Funding made principal payments of $4.9 million on Series 2002-1 Bonds, Class A-1 and $2.0 million on Series 2003-1 Bonds, Class A-1 with a weighted average interest rate of 2.89%.
In May 2007, DPL retired at maturity $50 million of 8.125% medium-term notes.
115

     In May 2007, PHI, Pepco, DPL, and ACE amended and restated their senior unsecured revolving credit facility. For a discussion of the amended and restated credit facility, please see Part II, Item 5. "Pepco Holdings, Pepco, DPL, and ACE -- Amended and Restated Credit Facility."

Sale of Interest in Cogeneration Joint Venture

     During the first quarter of 2006, Conectiv Energy recognized a $12.3 million pre-tax gain ($7.9 million after-tax) on the sale of its equity interest in a joint venture which owns a wood burning cogeneration facility in California.

Working Capital

     At March 31, 2007, Pepco Holdings' current assets on a consolidated basis totaled $1.9 billion and its current liabilities totaled $2.7 billion. At December 31, 2006, Pepco Holdings' current assets totaled $2.0 billion and its current liabilities totaled $2.5 billion.

     PHI's working capital deficit results in large part from the fact that, in the normal course of business, PHI's utility subsidiaries acquire energy supplies for their customers before the supplies are delivered, metered and billed to customers. Short-term financing is used to meet liquidity needs. Short-term financing is also used, at times, to fund temporary redemptions of long-term debt, until long-term replacement financings are completed.

     At March 31, 2007, Pepco Holdings' cash and cash equivalents and its restricted cash, totaled $98.8 million, none of which was net cash collateral held by subsidiaries of PHI engaged in Competitive Energy and Default Electricity Supply activities. At December 31, 2006, Pepco Holdings' cash and cash equivalents and its restricted cash totaled $60.8 million, none of which was net cash collateral held by subsidiaries of PHI engaged in Competitive Energy and Default Electricity Supply activities. See "Capital Requirements -- Contractual Arrangements with Credit Rating Triggers or Margining Rights" herein for additional information.

A detail of PHI's short-term debt balance and its current maturities of long-term debt and project funding balance follows:
	As of March 31, 2007 (Millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Conectiv Energy	PES	PCI	Conectiv	PHI Consolidated
Variable Rate Demand Bonds	$ -	$ -	$104.8	$22.6	$ -	$ -	$26.8	$ -	$ -	$154.2
Commercial Paper	-	135.8	78.4	13.7	-	-	-	-	-	227.9
Total Short- Term Debt	$ -	$135.8	$183.2	$36.3	$ -	$ -	$26.8	$ -	$ -	$382.1

Current Maturities of Long-Term Debt and Project Funding	$500.0	$253.0	$ 53.2	$31.0	$30.2	$ -	$ 2.6	$ -	$ -	$870.0

116
	As of December 31, 2006 (Millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Conectiv Energy	PES	PCI	Conectiv	PHI Consolidated
Variable Rate Demand Bonds	$ -	$ -	$104.8	$22.6	$ -	$ -	$26.8	$ -	$ -	$154.2
Commercial Paper	36.0	67.1	91.1	1.2	-	-	-	-	-	195.4
Total Short- Term Debt	$ 36.0	$ 67.1	$195.9	$23.8	$ -	$ -	$26.8	$ -	$ -	$349.6

Current Maturities of Long-Term Debt and Project Funding	$500.0	$210.0	$ 64.7	$16.0	$29.9	$ -	$ 2.6	$34.3	$ -	$857.5

Cash Flow Activity
PHI's cash flows for the three months ended March 31, 2007 and 2006 are summarized below.
	Cash Source / (Use)
	2007	2006
	(Millions of dollars)
Operating activities	$257.5	$(17.6)
Investing activities	(120.0)	(101.7)
Financing activities	(104.6)	48.6
Net increase (decrease) in cash and cash equivalents	$32.9	$(70.7)

Operating Activities
Cash flows from operating activities during the three months ended March 31, 2007 and 2006 are summarized below.
	Cash Source / (Use)
	2007	2006
	(Millions of dollars)
Net income	$51.6	$56.8
Non-cash adjustments to net income	100.6	69.4
Changes in working capital	105.3	(143.8)
Net cash from (used by) operating activities	$257.5	$(17.6)

     Net cash from operating activities was $275.1 million higher for the three months ended March 31, 2007 compared to the same period in 2006. The increase is primarily the result of the following: (i) a tax payment of $121 million made in February 2006 (see "Regulatory and Other Matters -- IRS Mixed Service Cost Issue" below) and (ii) the change in cash collateral requirements detailed below associated with the activities of Competitive Energy.

117
Changes in cash collateral include the following:
•	The balance of net cash collateral posted by PHI decreased $59.3 million from December 31, 2006 to March 31, 2007 (an increase in cash).
•	The balance of net cash collateral held by PHI decreased $100.8 million from December 31, 2005 to March 31, 2006 (a decrease in cash).
Investing Activities
Cash flows from investing activities during the three months ended March 31, 2007 and 2006 are summarized below.
	Cash (Use) / Source
	2007	2006
	(Millions of dollars)
Construction expenditures	$(127.0)	$(120.2)
Cash proceeds from sale of:
Other investments	-	13.1
Other assets	10.6	2.3
All other investing cash flows, net	(3.6)	3.1
Net cash used by investing activities	$(120.0)	$(101.7)

     Net cash used by investing activities increased $18.3 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase is primarily due to the following: (i) a $6.8 million increase in capital expenditures, $5.4 million of which relates to Power Delivery and (ii) a decrease in total cash proceeds from the sale of other investments and other assets of $4.8 million, from $15.4 million in 2006 to $10.6 million in 2007. The 2006 proceeds primarily consist of $13.1 million from the sale of Conectiv Energy's equity interest in a joint venture which owns a wood burning cogeneration facility in California. The 2007 proceeds primarily consist of the $9.0 million received from the sale of B.L. England.

118
Financing Activities
Cash flows from financing activities during the three months ended March 31, 2007 and 2006 are summarized below.
	Cash (Use) / Source
	2007	2006
	(Millions of dollars)
Dividends paid on common and preferred stock	$(50.2)	$(49.8)
Common stock issued for the Dividend Reinvestment Plan	7.0	7.4
Issuance of common stock	19.9	2.0
Preferred stock redeemed	(18.2)	(21.5)
Issuances of long-term debt	.3	108.6
Reacquisition of long-term debt	(88.1)	(372.1)
Issuances of short-term debt, net	32.5	376.2
All other financing cash flows, net	(7.8)	(2.2)
Net cash (used by) from financing activities	$(104.6)	$48.6

     Net cash used by financing activities was $153.2 million higher for the three months ended March 31, 2007, compared to the same period in 2006. The financing activities in the first quarter of 2007 are described under the heading "Financing Activity in the Three Months Ended March 31, 2007" above.

The financing activities in the first quarter of 2006 consisted of:
•	Pepco's $21.5 million redemption in March 2006 of the following securities
	-	216,846 shares of its $2.44 Series, 1957 Serial Preferred Stock,
	-	99,789 shares of its $2.46 Series, 1958 Serial Preferred Stock, and
	-	112,709 shares of its $2.28 Series, 1965 Serial Preferred Stock.
•	PHI's retirement at maturity $300 million of its 3.75% unsecured notes with proceeds from the issuance of commercial paper.
•	ACE's retirement at maturity $65 million of medium-term notes.
•	ACE's issuance of $105 million of Senior Notes due 2036, the proceeds of which were used to pay down short-term debt incurred earlier in the quarter to repay medium-term notes at maturity.
Capital Requirements
Construction Expenditures

     Pepco Holdings' total construction expenditures (including accruals) for the three months ended March 31, 2007 totaled $126.6 million of which $121.0 million was related to its Power Delivery businesses. The remainder was primarily related to the businesses of Conectiv Energy

119
and Pepco Energy Services. The Power Delivery expenditures were primarily related to capital costs associated with new customer services, distribution reliability, and transmission.
Pepco Holdings increased projected capital spending by $25 million in 2007, $46 million in 2008, and $4 million in 2009 for the construction of a new combustion turbine power plant at Conectiv Energy.
Third Party Guarantees, Indemnifications and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of March 31, 2007, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	DPL	ACE	Other	Total
Energy marketing obligations of Conectiv Energy (1)	$210.3	$-	$-	$-	$210.3
Energy procurement obligations of Pepco Energy Services (1)	19.8	-	-	-	19.8
Guaranteed lease residual values (2)	-	3.1	3.2	.6	6.9
Other (3)	2.7	-	-	1.8	4.5
Total	$232.8	$3.1	$3.2	$2.4	$241.5

1.

Pepco Holdings has contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including requirements under BGS contracts entered into with ACE.

2.

Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of March 31, 2007, obligations under the guarantees were approximately $6.9 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of payment being required under the guarantee is remote.

3.	Other guarantees consist of:
•	Pepco Holdings has guaranteed a subsidiary building lease of $2.7 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
120
•

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications, LLC. As of March 31, 2007, the guarantees cover the remaining $1.8 million in rental obligations.

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

Dividends
On April 26, 2007, Pepco Holdings' Board of Directors declared a dividend on common stock of 26 cents per share payable June 29, 2007, to shareholders of record on June 11, 2007.
121
Energy Contract Net Asset Activity

     The following table provides detail on changes in the net asset or liability position of the Competitive Energy businesses (consisting of the activities of the Conectiv Energy and Pepco Energy Services segments) with respect to energy commodity contracts from one period to the next:

Roll-forward of Mark-to-Market Energy Contract Net Liabilities For the Quarter Ended March 31, 2007 (Dollars are pre-tax and in millions)
	Proprietary Trading (1)	Other Energy Commodity (2)	Total
Total Marked-to-Market (MTM) Energy Contract Net Liabilities at December 31, 2006	$ -	$(64.3)	$(64.3)
Total change in unrealized fair value excluding reclassification to realized at settlement of contracts	-	6.0	6.0
Reclassification to realized at settlement of contracts	-	(11.0)	(11.0)
Effective portion of changes in fair value - recorded in Other Comprehensive Income (OCI)	-	25.5	25.5
Ineffective portion of changes in fair value - recorded in earnings	-	(.8)	(.8)
Total MTM Energy Contract Net Liabilities at March 31, 2007	$ -	(44.6)	(44.6)

Detail of MTM Energy Contract Net Liabilities at March 31, 2007 (see above)			Total
Current Assets (other current assets)			$ 45.6
Noncurrent Assets (other assets)			13.3
Total MTM Energy Contract Assets			58.9
Current Liabilities (other current liabilities)			(81.9)
Noncurrent Liabilities (other liabilities)			(21.6)
Total MTM Energy Contract Liabilities			(103.5)
Total MTM Energy Contract Net Liabilities			$ (44.6)

Notes:
(1)	PHI discontinued its proprietary trading activity in 2003.
(2)	Includes all Statement of Financial Accounting Standards (SFAS) No. 133 hedge activity and non-proprietary trading activities marked-to-market through earnings.

     PHI uses its best estimates to determine the fair value of the commodity and derivative contracts that its Competitive Energy business hold and sell. The fair values in each category presented below reflect forward prices and volatility factors as of March 31, 2007 and are subject to change as a result of changes in these factors:

122
Maturity and Source of Fair Value of Mark-to-Market Energy Contract Net Assets (Liabilities) As of March 31, 2007 (Dollars are pre-tax and in millions)
	Fair Value of Contracts at March 31, 2007 Maturities
Source of Fair Value	2007	2008	2009	2010 and Beyond	Total Fair Value
Proprietary Trading
Actively Quoted (i.e., exchange-traded) prices	$ -	$ -	$ -	$ -	$ -
Prices provided by other external sources	-	-	-	-	-
Modeled	-	-	-	-	-
Total	$ -	$ -	$ -	$ -	$ -
Other Energy Commodity, net (1)
Actively Quoted (i.e., exchange-traded) prices	$(1.8)	$ 17.3	$ 5.6	$ .4	$ 21.5
Prices provided by other external sources (2)	(33.5)	(29.5)	(9.1)	(2.1)	(74.2)
Modeled (3)	2.9	3.5	1.6	.1	8.1
Total	$(32.4)	$ (8.7)	$(1.9)	$(1.6)	$(44.6)

Notes:
(1)	Includes all SFAS No. 133 hedge activity and non-proprietary trading activities marked-to-market through AOCI or on the Statement of Earnings, as required.
(2)	Prices provided by other external sources reflect information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
(3)

This modeled position represents standard offer service and associated supply outside of Conectiv Energy's native MAAC territory in PJM which is receiving fair value accounting with the gains and losses recorded through current income. Pricing for the load portion of the transaction is modeled from broker quotes obtained for the closest trading hub, and adjusted for load following factors and historical congestion. Load volumes are adjusted for expected migration. Anticipated margin (Day 1 gain) on the transaction has been reserved in accordance with Emerging Issues Task Force (EITF) Issue No. 02-3.

Contractual Arrangements with Credit Rating Triggers or Margining Rights

     Under certain contractual arrangements entered into by PHI's subsidiaries in connection with the Competitive Energy business and other transactions, the subsidiary may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit ratings of the subsidiary are downgraded. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. As of March 31, 2007, a one-level downgrade in the credit rating of PHI and all of its affected subsidiaries would have required PHI and such subsidiaries to provide an additional $302 million of aggregate cash collateral or letters of credit. PHI believes that it and its utility subsidiaries maintain adequate short-term funding sources in the event the additional collateral or letters of credit are required.

123

     Many of the contractual arrangements entered into by PHI's subsidiaries in connection with competitive energy activities include margining rights pursuant to which the PHI subsidiary or a counterparty may request collateral if the market value of the contractual obligations reaches levels in excess of the credit thresholds established in the applicable arrangements. Pursuant to these margining rights, the affected PHI subsidiary may receive, or be required to post, collateral due to energy price movements. As of March 31, 2007, Pepco Holdings' subsidiaries engaged in competitive energy activities and default supply activities provided cash collateral in the amount of $93.6 million in connection with their competitive energy activities.

REGULATORY AND OTHER MATTERS
Relationship with Mirant Corporation

     In 2000, Pepco sold substantially all of its electricity generating assets to Mirant Corporation (formerly Southern Energy, Inc.) and certain of its subsidiaries. In July 2003, Mirant and certain of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court). On December 9, 2005, the Bankruptcy Court approved the Plan of Reorganization (the Reorganization Plan) of Mirant and the Mirant business emerged from bankruptcy on January 3, 2006, as a new corporation of the same name (together with its predecessors, Mirant).

     As part of the bankruptcy proceeding, Mirant had been seeking to reject certain ongoing contractual arrangements under the Asset Purchase and Sale Agreement entered into by Pepco and Mirant for the sale of the generating assets that are described below. The Reorganization Plan did not resolve the issues relating to Mirant's efforts to reject these obligations nor did it resolve certain Pepco damage claims against the Mirant bankruptcy estate.

Power Purchase Agreement

     An agreement of Pepco with Panda-Brandywine, L.P. (Panda) entered into in 1991 (Panda PPA) obligates Pepco to purchase from Panda 230 megawatts of energy and capacity annually through 2021. At the time of the sale of Pepco's generating assets to Mirant, the purchase price of the energy and capacity under the Panda PPA was, and since that time has continued to be, substantially in excess of the market price. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated through 2021 to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the Panda PPA at a price equal to Pepco's purchase price from Panda (the PPA-Related Obligations).

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

124
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
•

Pepco will receive an allowed claim under the Reorganization Plan in an amount that will result in a total aggregate distribution to Pepco, net of certain transaction expenses, of $520 million, consisting of (i) $450 million in damages resulting from the rejection of the PPA-Related Obligations and (ii) $70 million in settlement of other Pepco damage claims against the Mirant bankruptcy estate, which, as described below, was paid by Mirant to Pepco in August 2006 (collectively, the Pepco Distribution).

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

•

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

     According to their terms, the Settlement Agreement and the SMECO Settlement Agreement will become effective when the Bankruptcy Court or the United States District Court for the Northern District of Texas (the District Court), as applicable, has entered a final order, not

125
subject to appeal or rehearing, approving both the Settlement Agreement and the SMECO Settlement Agreement.

     On August 9, 2006, the Bankruptcy Court issued an order approving the Settlement Agreement and the SMECO Settlement Agreement. On August 18, 2006, certain holders of Mirant bankruptcy claims, who had objected to approval of the Settlement Agreement and the SMECO Settlement Agreement before the Bankruptcy Court, appealed the approval order to the District Court. On December 26, 2006, the District Court issued an order affirming the Bankruptcy Court's order approving the Settlement Agreement. On January 25, 2007, the parties that appealed the Bankruptcy Court's order filed a notice of appeal of the District Court's order with the United States Court of Appeals for the Fifth Circuit (the Fifth Circuit). The brief of the appealing creditors was filed on April 25, 2007, while Mirant's and Pepco's briefs are due on May 28, 2007.

     In August 2006, Mirant made a cash payment to Pepco of $70 million, which became due in accordance with the terms of the Settlement Agreement as a result of the approval of the Settlement Agreement by the Bankruptcy Court. If the Bankruptcy Court order approving the Settlement Agreement becomes a final order after the exhaustion of all appeals, the payment will be taken into account as if it were proceeds from the resale by Pepco of shares of the Mirant common stock, as described above, and treated as a portion of the $520 million payment due Pepco. If the Bankruptcy Court approval of the Settlement Agreement is not upheld on appeal, Pepco must repay this cash payment to Mirant. Therefore, no income statement impact has been recognized in relation to the $70 million payment.

     Until the approval of the Settlement Agreement and the SMECO Settlement Agreement becomes final, Mirant is required to continue to perform all of its contractual obligations to Pepco and SMECO. Pepco intends to use the $450 million portion of the Pepco Distribution related to the rejection of the PPA-Related Obligations to pay for future capacity and energy purchases under the Panda PPA.

Rate Proceedings

     As discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings" of PHI's Annual Report on Form 10-K for the year ended December 31, 2006 (the PHI 2006 Form 10-K), PHI's regulated utility subsidiaries currently have three active distribution base rate cases underway. Pepco has filed electric distribution base rate cases in the District of Columbia and Maryland; DPL has filed an electric base rate case in Maryland. In each of these cases, the utility has proposed the adoption of a bill stabilization adjustment mechanism (BSA) for retail customers. The BSA would increase rates if revenues from distribution deliveries fall below the level approved by the applicable regulatory commission and will decrease rates if revenues from distribution deliveries are above the commission-approved level. The end result would be that the utility would collect its authorized revenues for distribution deliveries. As a consequence, a BSA "decouples" revenue from unit sales consumption and ties the growth in revenues to the growth in the number of customers. Some advantages of the BSA are that it (i) eliminates revenue fluctuations due to weather and changes in customer usage patterns and, therefore, provides for more predictable utility distribution revenues that are better aligned with costs, (ii) provides for more reliable fixed-cost recovery, (iii) tends to stabilize customers' delivery bills, and (iv) removes any disincentives for the regulated utilities to promote energy efficiency

126
programs for their customers, because it breaks the link between overall sales volumes and delivery revenues. In each of the electric base rate cases, the companies have proposed a quarterly BSA.
Delaware

      For a discussion of the history of the Gas Cost Rate (GCR) proceedings in Delaware, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings -- Delaware" of the PHI 2006 Form 10-K. As previously disclosed, on February 23, 2007, DPL submitted an additional filing to the Delaware Public Service Commission (DPSC) that proposed a 4.3% decrease in the GCR effective April 1, 2007, in compliance with its gas service tariff and to ensure collections are more aligned with expenses. On March 20, 2007, the DPSC approved the GCR rate decrease, subject to refund pending final DPSC approval after evidentiary hearings. Any amounts subject to refund would be deferred, resulting in no earnings impact.

      As previously disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings -- Delaware" of the PHI 2006 Form 10-K, on August 31, 2006, DPL submitted an application to the DPSC for an increase in gas distribution base rates, including a proposed BSA. On March 20, 2007, the DPSC approved a settlement agreement filed by all of the parties in this proceeding (DPL, the DPSC staff and the Delaware Division of Public Advocate). The settlement provisions include a $9.0 million increase in distribution rates, including certain miscellaneous tariff fees (of which $2.5 million was put into effect on November 1, 2006), reflecting a return on equity (ROE) of 10.25%, and a change in depreciation rates that will result in a $2.1 million reduction in pre-tax annual depreciation expense. Under the settlement agreement, rates became effective on April 1, 2007. Although the settlement agreement does not include a BSA, it provides for all of the parties to the case to participate in any generic statewide proceeding for the purpose of investigating BSA mechanisms for electric and gas distribution utilities. On March 20, 2007, the DPSC issued an order initiating a docket for the purpose of investigating a bill stabilization adjustment mechanism, or other rate decoupling mechanisms.

Maryland

     As previously disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings -- Maryland" of the PHI 2006 Form 10-K, on November 17, 2006, DPL and Pepco each submitted an application to the Maryland Public Service Commission (MPSC) to increase electric distribution base rates, including a proposed BSA. The applications requested an annual increase for DPL of approximately $18.4 million (including an increase in depreciation expense of $4.7 million) and an annual increase for Pepco of approximately $47.4 million (including a decrease in depreciation expense of $6.3 million), reflecting a proposed ROE for each of 11.00%. If the BSA is not approved, the proposed annual increase for DPL would be $20.3 million and for Pepco would be $55.7 million, reflecting a proposed ROE for each of 11.25%. In an order dated December 11, 2006, the MPSC suspended the proposed rates pending MPSC approval. The parties to each of the cases filed testimony in March and early April 2007, and hearings were held in both cases in April 2007. At the hearings, both DPL and Pepco reduced the requested ROE by 0.25% based on the latest market conditions. In the DPL case, MPSC staff recommended on brief an increase of $21.2 million (including an increase in depreciation

127

expense of $4.7 million), adjusted by an unspecified decrease from this position to reflect a change to the method of calculating the cost of removal component of depreciation expense that DPL would be directed to calculate, or in the alternative a reduction of $6.5 million from the $21.2 million revenue increase position based on a cost of removal depreciation expense calculation performed by an Office of People's Counsel (OPC) witness. The OPC recommended on brief a decrease in revenue of $2.1 million (including a proposed decrease in depreciation expense of $10.6 million). In the Pepco case, MPSC staff recommended in surrebuttal testimony an increase of $7.5 million (including a decrease in depreciation expense of $31 million). The OPC recommended in surrebuttal testimony a decrease of $46.7 million (including a decrease in depreciation expense of $53.3 million). Briefs of all parties in the Pepco case containing their respective final positions were due on May 4, 2007; Pepco is in the process of reviewing these filings. MPSC staff and OPC recommendations have included a BSA component, but with modifications including a larger decrease to the ROE than that proposed by Pepco and DPL, respectively. MPSC decisions in the cases are expected in June 2007.

Default Electricity Supply Proceedings
Delaware

     On April 23, 2007, DPL filed its new proposed SOS rates with the DPSC, to go into effect on June 1, 2007. The new rates will result in an average increase of 0.3% for residential and small commercial customers. The new rates for commercial and industrial customers will result in decreases that range from approximately 9% to 26%.

District of Columbia

     Pursuant to orders issued by the District of Columbia Public Service Commission (DCPSC) in 2004, Pepco provides SOS to its delivery customers who do not choose an alternative electricity supplier. It purchases the power supply required to satisfy its SOS obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the DCPSC. On February 22, 2007, Pepco filed its new proposed SOS rates with the DCPSC, to go into effect on June 1, 2007. The new rates will result in an average annual per-customer increase of 11.6% or $102.48 for residential customers.

Virginia

     On April 2, 2007, DPL filed an application with Virginia State Corporation Commission (VSCC) to adjust its Default Service rates covering the period June 1, 2007, to May 31, 2008. The proposed rates for this service during the month of June 2007 are based on the proxy rate calculation. The proposed rates, effective July 1, 2007 to May 31, 2008, reflect the cost of Default Service supply based upon the results of the competitive bidding wholesale procurement process. The calculations in the application result in a rate decrease of approximately $1.7 million for the period, June 1 to June 30, 2007, and an increase of approximately $4.2 million for the period, July 1, 2007 to May 31, 2008, resulting in an overall annual rate increase of approximately $2.5 million.

     The "proxy rate calculation" was established under a Memorandum of Agreement that DPL entered into with the staff of the VSCC in connection with the approval of DPL's divestiture of its generation assets in 2000, and provides for the calculation of Default Service rates that reflect

128

an approximation of the fuel costs that DPL would have incurred had it retained its generating assets. Since June 1, 2006, use of the proxy rate calculation has resulted in DPL being unable to recover fully its cost of providing Default Service. The new rate application reflects DPL's position that, in accordance with the terms of the Memorandum of Agreement, the use of the proxy rate calculation to establish Default Service rates terminates on July 1, 2007, and effective that date, it should be permitted to charge customers market-based rates. However, the VSCC staff and the Virginia Attorney General may take a different position. The resolution of this issue is uncertain.

Cash Balance Plan Litigation

     For a discussion of the history of the Cash Balance Plan litigation, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Cash Balance Plan Litigation " of the PHI 2006 Form 10-K. As previously disclosed, the PHI Retirement Plan, PHI and Conectiv (the PHI Parties) filed a motion to dismiss the suit brought against them by three management employees of PHI Service Company in the United States District Court for the District of Delaware (the Delaware District Court), which was denied by the court on July 11, 2006. The Delaware District Court stayed one count of the complaint regarding alleged age discrimination pending a decision in another case before the United States Court of Appeals for the Third Circuit (the Third Circuit). On January 30, 2007, the Third Circuit issued a ruling in the other case that PHI believes should result in the favorable disposition of all of the claims (other than the claim of inadequate notice) against the PHI Parties in the Delaware District Court. The PHI Parties filed pleadings apprising the Delaware District Court of the Third Circuit's decision on February 16, 2007, at the same time they filed their opposition to plaintiffs' motion. On March 16, 2007, the plaintiffs filed pleadings apprising the Delaware District Court that the Third Circuit had denied a request for a rehearing in the other case.

Environmental Litigation

     Delilah Road Landfill Site. For a discussion of the history of the environmental proceedings at the Delilah Road Landfill site, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Environmental Litigation " of the PHI 2006 Form 10-K. In December 2006, ACE, along with other parties identified by the New Jersey Department of Environmental Protection (NJDEP) as potentially responsible parties (PRPs) at the Delilah Road Landfill site, filed a petition with NJDEP seeking approval of semi-annual rather than quarterly ground water monitoring for two years and annual groundwater monitoring thereafter if ground water monitoring results remain consistent or improve relative to prior monitoring data. NJDEP has not acted on the PRP group's petition. In a March 19, 2007 letter, the United States Environmental Protection Agency (EPA) demanded from the PRP group reimbursement for EPA's costs at the site between 1985 and 2007 totaling $233,563. The PRP group is objecting to the demand for these costs for a variety of reasons, including the fact that approximately $97,000 in costs was billed after construction of the remedy by the PRP group was completed. As previously disclosed, based on information currently available, ACE anticipates that its share of additional cost associated with this site will be approximately $555,000 to $600,000. ACE believes that its liability for post-remedy operation and maintenance costs will not have a material adverse effect on its financial position, results of operations or cash flows.

129

     Deepwater Generating Station. On December 27, 2005, NJDEP issued a Title V Operating Permit for Conectiv Energy's Deepwater Generating Station. The permit includes new limits on unit heat input. These heat input values are design values based in theory and do not accurately reflect a unit's operating capability. In order to comply with these new operational limits, Deepwater Generating Station must restrict Unit 1 and Unit 6/8 output, resulting in losses of approximately $10,000 per operating day on Unit 6/8. Conectiv Energy is challenging these and other provisions of the Title V Operating Permit for Deepwater Generating Station.

     On April 3, 2007, NJDEP issued an Administrative Order and Notice of Civil Administrative Penalty Assessment alleging that at Conectiv Energy's Deepwater Generating Station, the maximum gross heat input to Unit 1 exceeded the maximum allowable heat input in calendar year 2005 and the maximum gross heat input to Unit 6/8 exceeded the maximum allowable heat input in calendar years 2005 and 2006. The order required the cessation of operation of Units 1 and 6/8 above the alleged permitted heat input levels, assessed a penalty of $1,091,000 and requested that Conectiv Energy provide additional information about heat input to Units 1 and 6/8 by May 10, 2007. Conectiv Energy requested a contested case hearing challenging the issuance of the order and requested that the order be stayed pending resolution of the Title V Operating Permit contested case described above.

     Carll's Corner Generating Station. On March 9, 2007, NJDEP issued an Administrative Order of Revocation and Notice of Civil Administrative Penalty Assessment alleging that emissions from Unit 1 at Conectiv Energy's Carll's Corner Generating Station exceeded permitted particulate emissions levels during stack testing performed in June and November 2006. The order revoked Conectiv Energy's authority to operate Unit 1 effective April 21, 2007 and assessed a penalty of $110,000 for the alleged permit violations. Conectiv Energy is continuing to investigate the cause of the stack test results. Conectiv Energy requested a contested case hearing challenging the issuance of the order and moved for a stay of the order of revocation. On April 18, NJDEP issued a stay of the order of revocation until June 30, 2007.

Federal Tax Treatment of Cross-Border Leases
PCI maintains a portfolio of cross-border energy sale-leaseback transactions, which, as of March 31, 2007, had a book value of approximately $1.3 billion.

     On February 11, 2005, the Treasury Department and IRS issued Notice 2005-13 informing taxpayers that the IRS intends to challenge on various grounds the purported tax benefits claimed by taxpayers entering into certain sale-leaseback transactions with tax-indifferent parties (i.e., municipalities, tax-exempt and governmental entities) (the Notice). In addition, on June 29, 2005 the IRS published a Coordinated Issue Paper concerning the resolution of audit issues related to such transactions. PCI's cross-border energy leases are similar to those sale-leaseback transactions described in the Notice and the Coordinated Issue Paper.

     PCI's leases have been under examination by the IRS as part of the normal PHI tax audit. On June 9, 2006, the IRS issued its final revenue agent's report (RAR) for its audit of PHI's 2001 and 2002 income tax returns. In the RAR, the IRS disallowed the tax benefits claimed by PHI with respect to certain of these leases for those years. The tax benefit claimed by PHI with respect to the leases under audit is approximately $60 million per year and from 2001 through March 31, 2007 were approximately $302 million. PHI has filed a protest against the IRS adjustments and the unresolved audit has been forwarded to the Appeals Office. The ultimate outcome of this

130

issue is uncertain; however, if the IRS prevails, PHI would be subject to additional taxes, along with interest and possibly penalties on the additional taxes, which could have a material adverse effect on PHI's financial condition, results of operations, and cash flows. PHI believes that its tax position related to these transactions was appropriate based on applicable statutes, regulations and case law, and intends to contest the adjustments proposed by the IRS; however, there is no assurance that PHI's position will prevail.

     On July 13, 2006, the Financial Accounting Standard Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standards (FAS) 13-2 which amends SFAS No. 13 effective for fiscal years beginning after December 15, 2006. This amendment requires a lease to be repriced and the book value adjusted when there is a change or probable change in the timing of tax benefits of the lease regardless of whether the change results in a deferral or permanent loss of tax benefits. Accordingly, a material change in the timing of cash flows under PHI's cross-border leases as the result of a settlement with the IRS would require an adjustment to the book value of the leases and a charge to earnings equal to the repricing impact of the disallowed deductions which could result in a material adverse effect on PHI's financial condition, results of operations, and cash flows. PHI believes its tax position was appropriate and at this time does not believe there is a probable change in the timing of its tax benefits that would require repricing the leases and a charge to earnings.

     On February 1, 2007 the U.S. Senate passed the Small Business and Work Opportunity Act of 2007. Included in this legislation was a provision which would apply passive loss limitation rules to certain leases with foreign and tax indifferent parties effective for taxable years beginning after December 31, 2006, for leases entered into prior to enactment. On February 16, 2007 the U.S. House of Representatives passed the Small Business Relief Act of 2007. This bill did not include any provision that would modify the current treatment of leases with tax indifferent parties. Enactment into law of a bill that is similar to that passed by the U.S. Senate in its current form could result in a material delay of the income tax benefits that PHI would receive in connection with its cross-border energy leases. Furthermore, under FSP FAS 13-2, PHI would be required to adjust the book values of its leases and record a charge to earnings equal to the repricing impact of the disallowed deductions which could result in a material adverse effect on PHI's financial condition, results of operations and cash flows. In April 2007, the U.S. House of Representatives and the U.S. Senate agreed on the Small Business and Work Opportunity Act which does not include any passive loss limitation rules on certain leases with foreign and tax indifferent parties. This bill was included in the FY 2007 war supplemental spending bill (H.R. 1591) that was vetoed by the President on May 1, 2007.

IRS Mixed Service Cost Issue

     For a discussion of the history of IRS mixed service cost issue involving Pepco, DPL and ACE, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- IRS Mixed Service Cost Issue in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2006.

CRITICAL ACCOUNTING POLICIES

     For a discussion of Pepco Holdings' critical accounting policies, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2006. No

131
material changes to Pepco Holdings' critical accounting policies occurred during the first quarter of 2007.
NEW ACCOUNTING STANDARDS
FSP FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors"

     In March 2006, the FASB issued FSP FASB Technical Bulletin (FTB) 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP FTB 85-4-1 also amends certain provisions of FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Pepco Holdings has evaluated the impact of FSP FTB 85-4-1 and does not anticipate that its implementation will have a material impact on its overall financial condition, results of operations, or cash flows.

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140"

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" (SFAS No. 155). SFAS No. 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Pepco Holdings has evaluated the impact of SFAS No. 155 and does not anticipate that its implementation will have a material impact on its overall financial condition, results of operations, or cash flows.

SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140"

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

SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Application is to be
132

applied prospectively to all transactions following adoption of SFAS No. 156. Pepco Holdings has evaluated the impact of SFAS No. 156 and does not anticipate that its implementation will have a material impact on its overall financial condition, results of operations, or cash flows.

EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions"

     On June 28, 2006, the FASB ratified EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3. Pepco Holdings implemented EITF 06-3 during the first quarter of 2007. Taxes included in Pepco Holdings gross revenues were $73.3 million and $61.5 million for the three months ended March 31, 2007 and 2006, respectively.

FSP FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction"

     On July 13, 2006, the FASB issued FSP FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction" (FSP FAS 13-2). FSP FAS 13-2, which amends SFAS No. 13, "Accounting for Leases," addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease.

     FSP FAS 13-2 will not be effective until the first fiscal year beginning after December 15, 2006 (year ending December 31, 2007 for Pepco Holdings). A material change in the timing of cash flows under Pepco Holdings' cross-border leases as the result of a settlement with the Internal Revenue Service or a change in tax law would require an adjustment to the book value of the leases and a charge to earnings equal to the repricing impact of the disallowed deductions which could result in a material adverse effect on its overall financial condition, results of operations, and cash flows. For a further discussion, see "Federal Tax Treatment of Cross-Border Leases" in Note (4), Commitments and Contingencies.

SFAS No. 157, "Fair Value Measurements"

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of this Statement will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (year ending December 31,
133
2008 for Pepco Holdings). Pepco Holdings is currently in the process of evaluating the impact that SFAS No. 157 will have on its overall financial condition, results of operations, and cash flows.
FSP AUG AIR-1, "Accounting for Planned Major Maintenance Activities"

     On September 8, 2006, the FASB issued FSP American Institute of Certified Public Accountants Industry Audit Guide, Audits of Airlines--"Accounting for Planned Major Maintenance Activities" (FSP AUG AIR-1), which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP AUG AIR-1 is effective the first fiscal year beginning after December 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Pepco Holdings has evaluated the impact of FSP AUG AIR-1 and does not anticipate that its implementation will have a material impact on its financial condition, results of operations, and cash flows.

     EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance -- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance"

     On September 20, 2006, the FASB ratified EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance -- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" (EITF 06-5) which provides guidance on whether an entity should consider the contractual ability to surrender all of the individual-life policies (or certificates under a group life policy) together when determining the amount that could be realized in accordance with FTB 85-4, and whether a guarantee of the additional value associated with the group life policy affects that determination. EITF 06-5 provides that a policyholder should (i) determine the amount that could be realized under the insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy) and (ii) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist unless contractual limitations prescribe that the cash surrender value component of the amount that could be realized is a fixed amount, in which case the amount that could be realized should be discounted in accordance with Opinion 21. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Pepco Holdings does not anticipate that the implementation of EITF 06-5 will materially impact its disclosure requirements.

FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements"

     On December 21, 2006, the FASB issued FSP No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" (FSP EITF 00-19-2), which addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB SFAS No. 5, "Accounting for Contingencies." FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of its issuance. For registration payment arrangements and financial instruments subject to those arrangements that

134

were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years (December 31, 2007 for Pepco Holdings). Pepco Holdings implemented FSP EITF 00-19-2 during the first quarter of 2007. The implementation did not have a material impact on its overall financial condition, results of operations, or cash flows.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115"

     On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS No. 159) which permits entities to choose to elect to measure eligible financial instruments at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of SFAS No. 159 will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

     SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards.

    SFAS No. 159 applies to fiscal years beginning after November 15, 2007 (year ending December 31, 2008 for Pepco Holdings), with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). Pepco Holdings is currently in the process of evaluating the impact that SFAS No. 159 will have on its overall financial condition, results of operations, and cash flows.

FORWARD-LOOKING STATEMENTS

     Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding Pepco Holdings' intents, beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Any forward-looking statements are not guarantees of future performance, and actual results could differ materially from those indicated by the forward-

135

looking statements. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause PHI's or PHI's industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

     The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond Pepco Holdings' control and may cause actual results to differ materially from those contained in forward-looking statements:

•

Prevailing governmental policies and regulatory actions affecting the energy industry, including allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition;

•	Changes in and compliance with environmental and safety laws and policies;
•	Weather conditions;
•	Population growth rates and demographic patterns;
•	Competition for retail and wholesale customers;
•	General economic conditions, including potential negative impacts resulting from an economic downturn;
•	Growth in demand, sales and capacity to fulfill demand;
•	Changes in tax rates or policies or in rates of inflation;
•	Changes in accounting standards or practices;
•	Changes in project costs;
•	Unanticipated changes in operating expenses and capital expenditures;
•	The ability to obtain funding in the capital markets on favorable terms;
•

Rules and regulations imposed by Federal and/or state regulatory commissions, PJM and other regional transmission organizations (NY ISO, ISO New England), the North American Electric Reliability Council and other applicable electric reliability organizations;

•	Legal and administrative proceedings (whether civil or criminal) and settlements that influence PHI's business and profitability;
•	Pace of entry into new markets;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Interest rate fluctuations and credit market concerns; and
136
•	Effects of geopolitical events, including the threat of domestic terrorism.

     Any forward-looking statements speak only as to the date of this Quarterly Report and Pepco Holdings undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for Pepco Holdings to predict all such factors, nor can Pepco Holdings assess the impact of any such factor on Pepco Holdings' business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

The foregoing review of factors should not be construed as exhaustive.

137
THIS PAGE INTENTIONALLY LEFT BLANK.
138
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
POTOMAC ELECTRIC POWER COMPANY
GENERAL OVERVIEW

     Potomac Electric Power Company (Pepco) is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Montgomery County and Prince George's County in suburban Maryland. Pepco provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier, in both the District of Columbia and Maryland. Default Electricity Supply is known as Standard Offer Service (SOS) in both the District of Columbia and Maryland. Pepco's service territory covers 640 square miles and has a population of 2.1 million. As of March 31, 2007, 58% of delivered electricity sales were to Maryland customers and 42% were to Washington, D.C. customers.

     Pepco is a wholly owned subsidiary of Pepco Holdings, Inc. (PHI or Pepco Holdings). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and Pepco and certain activities of Pepco are subject to the regulatory oversight of the Federal Energy Regulatory Commission under PUHCA 2005.

RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Other than this disclosure, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q. All amounts in the tables (except sales and customers) are in millions of dollars.

Operating Revenue
	2007	2006	Change
Regulated T&D Electric Revenue	$196.7	$192.9	$3.8
Default Supply Revenue	302.0	274.5	27.5
Other Electric Revenue	7.9	7.8	.1
Total Operating Revenue	$506.6	$475.2	$31.4

     The table above shows the amount of Operating Revenue earned that is subject to price regulation (Regulated T&D (Transmission and Distribution) Electric Revenue and Default Supply Revenue) and that which is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue includes revenue Pepco receives for delivery of electricity to its customers for which Pepco is paid regulated rates. Default Supply Revenue is the revenue received from Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy expense. Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price

139
regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.
Regulated T&D Electric
Regulated T&D Electric Revenue	2007	2006	Change

Residential	$58.4	$54.8	$3.6
Commercial	113.3	108.4	4.9
Industrial	-	-	-
Other (Includes PJM)	25.0	29.7	(4.7)
Total Regulated T&D Electric Revenue	$196.7	$192.9	$3.8

Regulated T&D Electric Sales (gigawatt hours (GWh))	2007	2006	Change

Residential	2,202	2,027	175
Commercial	4,418	4,263	155
Industrial	-	-	-
Other	44	45	(1)
Total Regulated T&D Electric Sales	6,664	6,335	329

Regulated T&D Electric Customers (000s)	2007	2006	Change

Residential	683	677	6
Commercial	73	73	-
Industrial	-	-	-
Other	-	-	-
Total Regulated T&D Electric Customers	756	750	6

     Regulated T&D Electric Revenue increased by $3.8 million primarily due to the following: (i) $6.8 million increase due to colder weather (a 15% increase in Heating Degree Days), (ii) $1.2 million increase due to differences in consumption among the various customer rate classes, (iii) $.7 million increase due to an .8% increase in the number of customers, partially offset by (iv) $5.8 million decrease in network transmission revenues due to lower PJM transmission rates (partially offset in Other Taxes).

Default Electricity Supply
Default Supply Revenue	2007	2006	Change

Residential	$193.2	$119.7	$73.5
Commercial	106.8	154.1	(47.3)
Industrial	-	-	-
Other (Includes PJM)	2.0	.7	1.3
Total Default Supply Revenue	$302.0	$274.5	$27.5

140
Default Electricity Supply Sales (GWh)	2007	2006	Change

Residential	2,096	1,886	210
Commercial	1,102	2,337	(1,235)
Industrial	-	-	-
Other	18	14	4
Total Default Electricity Supply Sales	3,216	4,237	(1,021)

Default Electricity Supply Customers (000s)	2007	2006	Change

Residential	654	645	9
Commercial	53	62	(9)
Industrial	-	-	-
Other	-	-	-
Total Default Electricity Supply Customers	707	707	-

     Default Supply Revenue increased by $27.5 million primarily due to the following: (i) $95.6 million in higher retail energy rates, primarily due to new market based rate increases in the District of Columbia and Maryland, (ii) $12.9 million increase due to colder weather (a 15% increase in Heating Degree Days), partially offset by (iii) $81.9 million decrease due to differences in consumption among the various customer rate classes and a decrease in sales due to an increase in customers choosing an alternate supplier, primarily in the commercial class (partially offset in Fuel and Purchased Energy expenses).

     The following table shows the percentages of Pepco's total sales by jurisdiction that are derived from customers receiving Default Electricity Supply in that jurisdiction from Pepco. Amounts are for the three months ended March 31.

	2007	2006
Sales to District of Columbia customers served by Pepco	40%	61%
Sales to Maryland customers served by Pepco	55%	71%
Operating Expenses
Fuel and Purchased Energy

     Fuel and Purchased Energy, which is primarily associated with Default Electricity Supply sales, increased by $30.8 million to $296.5 million in 2007 from $265.7 in 2006. The increase is primarily due to the following: (i) $94.5 million increase in average energy costs, the result of new SOS supply contracts implemented in June and October 2006, (ii) $12.4 million increase due to colder weather (a 15% increase in Heating Degree Days), partially offset by (iii) $75.0 million decrease due to differences in consumption among the various rate classes, including an increase in customers leaving Standard Offer Service to third party suppliers, primarily in the commercial class (partially offset in Default Supply Revenue).

141
Depreciation and Amortization
Depreciation and Amortization expenses increased by $1.2 million to $41.9 million in 2007 from $40.7 million in 2006 primarily due to utility plant additions.
Other Taxes
Other Taxes increased by $4.2 million to $68.3 million in 2007 from $64.1 million in 2006 primarily due to higher pass-throughs resulting from higher GWh sales (partially offset in T&D Revenue).
Other Income (Expenses)

     Other Expenses (which are net of other income) increased by $1.1 million to a net expense of $15.0 million in 2007 from a net expense of $13.9 million in 2006. This increase was primarily due to a decrease in interest and dividend income in 2007.

Income Tax Expense

     Pepco's effective tax rate for the three months ended March 31, 2007 was 40% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), the flow-through of certain book tax depreciation differences and software amortization, partially offset by the flow-through of deferred investment tax credits, asset removal costs and changes in estimates related to tax liabilities for prior tax years subject to audit.

     Pepco's effective tax rate for the three months ended March 31, 2006 was 46% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), the flow-through of certain book tax depreciation differences and software amortization, partially offset by asset removal costs and the flow-through of deferred investment tax credits.

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
142
Pepco's control and may cause actual results to differ materially from those contained in forward-looking statements:
•

Prevailing governmental policies and regulatory actions affecting the energy industry, including allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition;

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
143
THIS PAGE INTENTIONALLY LEFT BLANK.
144
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DELMARVA POWER & LIGHT COMPANY
GENERAL OVERVIEW

     Delmarva Power & Light Company (DPL) is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia. DPL provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is also known as Default Service in Virginia, as Standard Offer Service (SOS) in Maryland and in Delaware on and after May 1, 2006, and as Provider of Last Resort service in Delaware before May 1, 2006. DPL's electricity distribution service territory covers 6,000 square miles and has a population of 1.3 million. As of March 31, 2007, 64% of delivered electricity sales were to Delaware customers, 33% were to Maryland customers, and 3% were to Virginia customers. DPL also provides natural gas distribution service in northern Delaware. DPL's natural gas distribution service territory covers 275 square miles and has a population of .5 million.

     DPL is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (PHI). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and DPL and certain activities of DPL are subject to the regulatory oversight of the Federal Energy Regulatory Commission under PUHCA 2005.

RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Other than this disclosure, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q. All amounts in the tables (except sales and customers) are in millions of dollars.

Electric Operating Revenue

	2007	2006	Change
Regulated T&D Electric Revenue	$82.2	$96.1	$(13.9)
Default Supply Revenue	221.6	155.8	65.8
Other Electric Revenue	4.9	6.2	(1.3)
Total Electric Operating Revenue	$308.7	$258.1	$50.6

     The table above shows the amount of Electric Operating Revenue earned that is subject to price regulation (Regulated T&D (Transmission and Distribution) Electric Revenue and Default Supply Revenue) and that which is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue includes revenue DPL receives for delivery of electricity to its customers for which DPL is paid regulated rates. Default Supply Revenue is the revenue

145

received from Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy expense. Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

Regulated T&D Electric

Regulated T&D Electric Revenue	2007	2006	Change

Residential	$44.0	$45.7	$(1.7)
Commercial	21.1	24.3	(3.2)
Industrial	2.9	5.1	(2.2)
Other (Includes PJM)	14.2	21.0	(6.8)
Total Regulated T&D Electric Revenue	$82.2	$96.1	$(13.9)

Regulated T&D Electric Sales (gigawatt hours (GWh))	2007	2006	Change

Residential	1,566	1,452	114
Commercial	1,299	1,248	51
Industrial	666	679	(13)
Other	12	12	-
Total Regulated T&D Electric Sales	3,543	3,391	152

Regulated T&D Electric Customers (000s)	2007	2006	Change

Residential	453	450	3
Commercial	60	60	-
Industrial	1	1	-
Other	1	1	-
Total Regulated T&D Electric Customers	515	512	3

     Regulated T&D Electric Revenue decreased by $13.9 million primarily due to the following: (i) $6.8 million decrease in network transmission revenues due to lower PJM transmission rates, (ii) $6.6 million decrease due to a change in Delaware rate structure effective May 1, 2006, which shifted revenue from Regulated T&D Electric Revenue to Default Supply Revenue, (iii) $4.0 million decrease due to a Delaware base rate reduction in May 2006, partially offset by (iv) $3.8 million increase due to colder weather (a 13% increase in Heating Degree Days).

146
Default Electricity Supply

Default Supply Revenue	2007	2006	Change

Residential	$154.0	$74.0	$80.0
Commercial	56.3	61.7	(5.4)
Industrial	9.7	19.3	(9.6)
Other (Includes PJM)	1.6	.8	.8
Total Default Supply Revenue	$221.6	$155.8	$65.8

Default Electricity Supply Sales (GWh)	2007	2006	Change

Residential	1,553	1,453	100
Commercial	548	1,137	(589)
Industrial	133	404	(271)
Other	12	12	-
Total Default Electricity Supply Sales	2,246	3,006	(760)

Default Electricity Supply Customers (000s)	2007	2006	Change

Residential	450	450	-
Commercial	52	59	(7)
Industrial	-	1	(1)
Other	1	1	-
Total Default Electricity Supply Customers	503	511	(8)

     Default Supply Revenue increased by $65.8 million primarily due to the following: (i) $96.8 million in higher retail energy rates, primarily resulting from new market based rate increases in Delaware, Maryland, and Virginia, (ii) $6.9 million increase due to colder weather (a 13% increase in Heating Degree Days), (iii) $6.6 million increase due to a change in Delaware rate structure effective May 1, 2006 which shifted revenue from Regulated T&D Electric Revenue to Default Supply Revenue, partially offset by (iv) $44.8 million decrease due to differences in consumption among the varying customer rate classes including a decrease in sales due to an increase in customers choosing an alternate supplier (partially offset in Fuel and Purchased Energy expense).

     The following table shows the percentages of DPL's total sales by jurisdiction that are derived from customers receiving Default Electricity Supply in that jurisdiction from DPL. Amounts are for the three months ended March 31.

	2007	2006
Sales to Delaware customers served by DPL	57%	92%
Sales to Maryland customers served by DPL	74%	82%
Sales to Virginia customers served by DPL	89%	100%
147
Natural Gas Operating Revenue

	2007	2006	Change
Regulated Gas Revenue	$101.7	$99.9	$1.8
Other Gas Revenue	11.1	10.5	.6
Total Natural Gas Operating Revenue	$112.8	$110.4	$2.4

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

Regulated Gas Revenue	2007	2006	Change

Residential	$62.0	$59.9	$2.1
Commercial	35.3	35.5	(.2)
Industrial	2.9	3.2	(.3)
Transportation and Other	1.5	1.3	.2
Total Regulated Gas Revenue	$101.7	$99.9	$1.8

Regulated Gas Sales (Bcf)	2007	2006	Change

Residential	4.1	3.5	.6
Commercial	2.5	2.1	.4
Industrial	.3	.2	.1
Transportation and Other	2.0	1.7	.3
Total Regulated Gas Sales	8.9	7.5	1.4

Regulated Gas Customers (000s)	2007	2006	Change

Residential	112	111	1
Commercial	10	9	1
Industrial	-	-	-
Transportation and Other	-	-	-
Total Regulated Gas Customers	122	120	2

Regulated Gas Revenue

     Regulated Gas Revenue increased by $1.8 million primarily due to (i) $3.9 million increase due to colder weather (a 13% increase in Heating Degree Days), (ii) $1.2 million increase due to the base rate increase that went into effect November 2006, partially offset by (ii) $3.1 million decrease in the Gas Cost Rate (GCR) effective November 2006 (partially offset in Gas Purchased Expense).

148
Operating Expenses
Fuel and Purchased Energy

     Fuel and Purchased Energy, which is primarily associated with Default Electricity Supply sales, increased by $59.0 million to $220.8 million in 2007 from $161.8 million in 2006. The increase is primarily due to (i) $106.0 million increase in average energy costs, the result of new SOS supply contracts implemented in May and October 2006 in Delaware and in June and October 2006 in Maryland and Virginia, (ii) $6.8 million increase due to colder weather (a 13% increase in Heating Degree Days), primarily offset by (iii) $ 46.2 million decrease due to lower SOS load in 2007 (primarily commercial customers choosing an alternate supplier), and (iv) $8.7 million decrease in network transmission expenses primarily due to POLR obligation ending April 1, 2006 (partially offset in Default Supply Revenue, Regulated Gas Revenue and Other Gas Revenue).

Gas Purchased

     Total Gas Purchased decreased by $2.6 million to $86.1 million in 2007 from $88.7 million in 2006. The decrease is primarily due to (i) $4.9 million decrease due to customer usage, partially offset by (ii) $1.8 million increase from the settlement of financial hedges entered into as part of DPL's regulated natural gas hedge program (partially offset in Regulated Gas Revenue).

Other Operation and Maintenance

     Other Operation and Maintenance increased by $4.4 million to $49.6 million in 2007 from $45.2 million in 2006. The increase was primarily due to (i) $2.5 million increase primarily the result of higher benefit costs, (ii) $2.0 million increase in restoration and maintenance, (iii) $1.1 million increase in Default Electric Supply costs (partially offset in Fuel and Purchased Energy), partially offset by (iv) $1.5 million decrease due to the 2006 Cambridge coal gas liability accrual.

Other Income (Expense)

     Other Expenses (which are net of Other Income) increased by $1.4 million to a net expense of $9.9 million in 2007 from a net expense of $8.5 million in 2006. The increase was primarily due to interest on both short-term and long term debt.

Income Tax Expense

     DPL's effective tax rate for the three months ended March 31, 2007 was 41% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits.

     DPL's effective tax rate for the three months ended March 31, 2006 was 42% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), the flow-through of certain book tax depreciation differences and changes in estimates related to tax liabilities of prior tax years subject to audit, partially offset by the flow-through of deferred investment tax credits.

149
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

     The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond DPL's control and may cause actual results to differ materially from those contained in forward-looking statements:

•

Prevailing governmental policies and regulatory actions affecting the energy industry, including allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition;

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
150
•	Legal and administrative proceedings (whether civil or criminal) and settlements that influence DPL's business and profitability;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Interest rate fluctuations and credit market concerns; and
•	Effects of geopolitical events, including the threat of domestic terrorism.

     Any forward-looking statements speak only as to the date of this Quarterly Report and DPL undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of anticipated events. New factors emerge from time to time, and it is not possible for DPL to predict all such factors, nor can DPL assess the impact of any such factor on DPL's business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

The foregoing review of factors should not be construed as exhaustive.
151
THIS PAGE INTENTIONALLY LEFT BLANK.
152
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ATLANTIC CITY ELECTRIC COMPANY
GENERAL OVERVIEW

     Atlantic City Electric Company (ACE) is engaged in the transmission and distribution of electricity in southern New Jersey. ACE provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is also known as Basic Generation Service (BGS) in New Jersey. ACE's service territory covers 2,700 square miles and has a population of 1.0 million. ACE is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (PHI or Pepco Holdings). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and ACE and certain activities of ACE are subject to the regulatory oversight of the Federal Energy Regulatory Commission under PUHCA 2005.

DISCONTINUED OPERATIONS

     On February 8, 2007, ACE completed the sale of the B.L. England generating facility. B.L. England comprised a significant component of ACE's generation operations and its sale requires "discontinued operations" presentation under SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," on ACE's Consolidated Statements of Earnings for the three months ended March 31, 2007 and 2006. The results of the Keystone and Conemaugh generating facilities, sold by ACE in September 2006, are also reflected as "discontinued operations."

The following table summarizes discontinued operations information for the three months ended March 31, (millions of dollars):
	2007	2006
Operating Revenue	$9.7	$32.2
Income Before Income Tax Expense	$ .2	$ 1.3
Net Income	$ .1	$ .8

153
RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Other than this disclosure, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q. All amounts in the tables (except sales and customers) are in millions of dollars.

Operating Revenue
	2007	2006	Change
Regulated T&D Electric Revenue	$81.0	$80.5	$.5
Default Supply Revenue	252.5	217.5	35.0
Other Electric Revenue	4.7	3.5	1.2
Total Operating Revenue	$338.2	$301.5	$36.7

     The table above shows the amount of Operating Revenue earned that is subject to price regulation (Regulated T&D (Transmission and Distribution) Electric Revenue and Default Supply Revenue) and that which is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue consists of the revenue ACE receives for delivery of electricity to its customers for which ACE is paid regulated rates. Default Supply Revenue is the revenue received by ACE for providing Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy expense. Also included in Default Supply Revenue is revenue from non-utility generators (generation contracts between ACE and unaffiliated third parties (NUGs), transition bond charges, and other restructuring related revenues (see Deferred Electric Service Costs). Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

Regulated T&D Electric
Regulated T&D Electric Revenue	2007	2006	Change

Residential	$40.1	$37.8	$2.3
Commercial	24.5	23.5	1.0
Industrial	3.4	3.5	(.1)
Other (Includes PJM)	13.0	15.7	(2.7)
Total Regulated T&D Electric Revenue	$81.0	$80.5	$.5

154

Regulated T&D Electric Sales (gigawatt hours (GWh))	2007	2006	Change

Residential	1,074	1,012	62
Commercial	1,014	971	43
Industrial	249	293	(44)
Other	13	13	-
Total Regulated T&D Electric Sales	2,350	2,289	61

Regulated T&D Electric Customers (000s)	2007	2006	Change

Residential	476	469	7
Commercial	63	63	-
Industrial	1	1	-
Other	1	1	-
Total Regulated T&D Electric Customers	541	534	7

     Regulated T&D Electric Revenue increased by $.5 million primarily due to the following: (i) $1.6 million increase due to colder weather (a 9% increase in Heating Degree Days), (ii) $.8 million increase due to the number of customers increasing by 1.3%, and (iii) $.7 million increase due to differences in consumption among the various customer rate classes, partially offset by (iv) $2.4 million due to lower PJM transmission rates.

Default Electricity Supply
Default Supply Revenue	2007	2006	Change

Residential	$102.5	$81.7	$20.8
Commercial	75.8	64.0	11.8
Industrial	10.6	12.2	(1.6)
Other (Includes PJM)	63.6	59.6	4.0
Total Default Supply Revenue	$252.5	$217.5	$35.0

Default Electricity Supply Sales (GWh)	2007	2006	Change

Residential	1,074	1,013	61
Commercial	748	712	36
Industrial	86	93	(7)
Other	13	13	-
Total Default Electricity Supply Sales	1,921	1,831	90

155
Default Electricity Supply Customers (000s)	2007	2006	Change

Residential	476	469	7
Commercial	63	63	-
Industrial	1	1	-
Other	1	1	-
Total Default Electricity Supply Customers	541	534	7

     Default Supply Revenue increased by $35.0 million primarily due to the following: (i) $38.0 million increase due to higher retail energy rates, primarily the result of new market based BGS rates increases in New Jersey, (ii) $4.8 million increase in wholesale energy revenues from sales of purchased energy due to higher market prices and increased sales in 2007, (iii) $3.2 million increase due to colder weather (a 9% increase in Heating Degree Days), and (iv) $13.4 million decrease due to decreased consumption among the varying customer rate classes (partially offset in Fuel and Purchased Energy expense) as well as a decrease in customers choosing an alternate supplier.

For the three months ended March 31, 2007 and 2006, ACE's customers served energy by ACE represented 82% and 80% of ACE's total sales, respectively.
Operating Expenses
Fuel and Purchased Energy and Other Services Costs of Sales

     Fuel and Purchased Energy, which is primarily associated with Default Electricity Supply sales, increased by $33.3 million to $223.8 million in 2007 from $190.5 million in 2006. The increase is primarily due to the following: (i) $25.9 million increase in average energy costs, the result of new BGS supply contracts implemented in June and October 2006, (ii) $4.2 million increase due to colder weather (a 9% increase in Heating Degree Days), (iii) $2.4 million increase due to an increase in the number of customers, (iv) $2.2 million increase primarily due to differences in consumption among the various customer rate classes, partially offset by (v) $1.4 million decrease in network transmission costs (partially offset in Default Supply Revenue).

Other Operations and Maintenance

     Other Operation and Maintenance increased by $1.4 million to $39.6 million in 2007 from $38.2 million in 2006. The increase was primarily due to (i) $1.6 million increase in benefit costs, (ii) $1.6 million increase in Demand Side Management expenses (offset in Deferred Electric Service costs), (iii) $1.5 million increase in restoration and maintenance, partially offset by (iv) $2.8 million decrease in stranded costs associated with discontinued operations and (v) $.7 million decrease in uncollectibles reserve (offset in Deferred Electric Service costs).

Depreciation and Amortization
Depreciation and Amortization expenses decreased by $12.7 million to $17.1 million in 2007 from $29.8 million in 2006 primarily due to lower amortization of regulatory assets.
156
Deferred Electric Service Costs

     Deferred Electric Service Costs increased by $11.9 million to an expense of $26.0 million in 2007 from an expense $14.1 million in 2006. The increase was primarily due to an $11.9 million net over-recovery associated with New Jersey BGS, NUGs, market transition charges and other restructuring items. At March 31, 2007, ACE's consolidated balance sheet included as a regulatory liability an over-recovery of $179.9 million with respect to these items, which is net of a $46.0 million reserve for items disallowed by the New Jersey Board of Public Utilities (NJBPU) in a ruling that is under appeal. The $179.9 million regulatory liability also includes an $81.3 million gain related to the September 1, 2006 sale of ACE's interests in Keystone and Conemaugh and a $14.5 million loss related to the sale of ACE's interests in B.L. England.

Other Income (Expenses)

     Other Expenses (which are net of other income) decreased by $2.3 million to a net expense of $14.3 million in 2007 from a net expense of $16.6 million in 2006. The decrease is primarily due to a $2.8 million decrease due to Contribution in Aid of Construction tax gross up in 2006.

Income Tax Expense

     ACE's effective tax rate, excluding discontinued operations, for the three months ended March 31, 2007 was 36% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, partially offset by the flow-through of deferred investment tax credits and changes in estimates related to tax liabilities of prior tax years subject to audit.

     ACE's effective tax rate, excluding discontinued operations, for the three months ended March 31, 2006 was 24% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit) and changes in estimates related to tax liabilities of prior tax years subject to audit, partially offset by an adjustment to accumulated deferred taxes (which is the primary reason for the lower effective tax rate) and the flow-through of deferred investment tax credits.

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

157

     The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond ACE's control and may cause actual results to differ materially from those contained in forward-looking statements:

•

Prevailing governmental policies and regulatory actions affecting the energy industry, including allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power expenses, and present or prospective wholesale and retail competition;

•	Changes in and compliance with environmental and safety laws and policies;
•	Weather conditions;
•	Population growth rates and demographic patterns;
•	Competition for retail and wholesale customers;
•	General economic conditions, including potential negative impacts resulting from an economic downturn;
•	Growth in demand, sales and capacity to fulfill demand;
•	Changes in tax rates or policies or in rates of inflation;
•	Changes in project costs;
•	Unanticipated changes in operating expenses and capital expenditures;
•	The ability to obtain funding in the capital markets on favorable terms;
•	Restrictions imposed by Federal and/or state regulatory commissions;
•	Legal and administrative proceedings (whether civil or criminal) and settlements that affect ACE's business and profitability;
•	Volatility in market demand and prices for energy, capacity and fuel;
•	Interest rate fluctuations and credit market concerns; and
•	Effects of geopolitical events, including the threat of domestic terrorism.

     Any forward-looking statements speak only as to the date of this Quarterly Report and ACE undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of anticipated events. New factors emerge from time to time, and it is not possible for ACE to predict all such factors, nor can ACE assess the impact of any such factor on ACE's business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

The foregoing review of factors should not be construed as exhaustive.
158
THIS PAGE INTENTIONALLY LEFT BLANK.
159
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Risk management policies for PHI and its subsidiaries are determined by PHI's Corporate Risk Management Committee, the members of which are PHI's Chief Risk Officer, Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Information Officer and other senior executives. The Corporate Risk Management Committee monitors interest rate fluctuation, commodity price fluctuation, and credit risk exposure, and sets risk management policies that establish limits on unhedged risk and determine risk reporting requirements.

     For information about PHI's derivative activities, other than the information disclosed herein, refer to "Accounting For Derivatives" in Note 2 and "Use of Derivatives in Energy and Interest Rate Hedging Activities" in Note 13, and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the Consolidated Financial Statements of PHI included in its Annual Report on Form 10-K for the year ended December 31, 2006.

Pepco Holdings, Inc.
Commodity Price Risk

     The Competitive Energy segments actively engage in commodity risk management activities to reduce their financial exposure to changes in the value of their assets and obligations due to commodity price fluctuations. Certain of these risk management activities are conducted using instruments classified as derivatives under SFAS No. 133. The Competitive Energy segments also manage commodity risk with contracts that are not classified as derivatives. The Competitive Energy segments' primary risk management objectives are (1) to manage the spread between the cost of fuel used to operate their electric generation plants and the revenue received from the sale of the power produced by those plants by selling forward a portion of their projected plant output and buying forward a portion of their projected fuel supply requirements and (2) to manage the spread between retail sales commitments and the cost of supply used to service those commitments in order to ensure stable and known minimum cash flows and fix favorable prices and margins when they become available.

     PHI's risk management policies place oversight at the senior management level through the Corporate Risk Management Committee which has the responsibility for establishing corporate compliance requirements for the Competitive Energy businesses' energy market participation. PHI collectively refers to these energy market activities, including its commodity risk management activities, as "other energy commodity" activities and identifies this activity separately from that of the discontinued proprietary trading activity. PHI uses a value-at-risk (VaR) model to assess the market risk of its Competitive Energy segments' energy commodity activities. PHI also uses other measures to limit and monitor risk in its commodity activities, including limits on the nominal size of positions and periodic loss limits. VaR represents the potential mark-to-market loss on energy contracts or portfolios due to changes in market prices for a specified time period and confidence level. PHI estimates VaR using a delta-gamma variance / covariance model with a 95 percent, one-tailed confidence level and assuming a one-day holding period. Since VaR is an estimate, it is not necessarily indicative of actual results that may occur.

160
Value at Risk Associated with Energy Contracts For the Quarter Ended March 31, 2007 (Millions of dollars)
	Proprietary Trading VaR	VaR for Competitive Energy Activity (1)
95% confidence level, one-day holding period, one-tailed
Period end	$-	$ 4.1
Average for the period	$-	$ 6.7
High	$-	$10.9
Low	$-	$ 3.9
Notes:
(1)

This column represents all energy derivative contracts, normal purchase and sales contracts, modeled generation output and fuel requirements and modeled customer load obligations for the ongoing other energy commodity activities.

     A significant portion of Conectiv Energy's portfolio of electric generating plants consists of "mid-merit" assets and peaking assets. Mid-merit electric generating plants are typically combined cycle units that can quickly change their megawatt output level on an economic basis. These plants are generally operated during times when demand for electricity rises and power prices are higher. Conectiv Energy economically hedges both the estimated plant output and fuel requirements as the estimated levels of output and fuel needs change. Economic hedge percentages include the estimated electricity output of Conectiv Energy's generation plants and any associated financial or physical commodity contracts (including derivative contracts that are classified as cash flow hedges under SFAS No. 133, other derivative instruments, wholesale normal purchase and sales contracts, and load service obligations).

     Conectiv Energy maintains a forward 36 month program with targeted ranges for economically hedging its projected on peak plant output combined with its on-peak energy purchase commitments (based on the then current forward electricity price curve) as follows:

Month	Target Range
1-12	50-100%
13-24	25-75%
25-36	0-50%

     The primary purpose of the risk management program is to improve the predictability and stability of margins by selling forward a portion of its projected plant output, and buying forward a portion of its projected fuel supply requirements. Within each period, hedged percentages can vary significantly above or below the average reported percentages.

As of March 31, 2007, the electricity sold forward by Conectiv Energy as a percentage of projected on-peak plant output combined with on-peak energy purchase commitments was 119%,
161

85%, and 64% for the 1-12 month, 13-24 month and 25-36 month forward periods, respectively. Hedge percentages were above each of the target ranges due to Conectiv Energy's success in the default electricity supply auctions and changes in projected on-peak plant output since the forward sale commitments were entered into. The amount of forward on-peak sales during the 1-12 month period represents only 31% of Conectiv Energy's combined total on-peak generating capability and on-peak energy purchase commitments. The volumetric percentages for the forward periods can vary and may not represent the amount of expected value hedged.

     Not all of the value associated with Conectiv Energy's generation activities can be hedged such as the portion attributable to ancillary services and fuel switching due to the lack of market products, market liquidity, and other factors. Also the hedging of locational value and capacity can be limited.

Credit and Nonperformance Risk
This table provides information on the Competitive Energy businesses' credit exposure, net of collateral, to wholesale counterparties.
Schedule of Credit Risk Exposure on Competitive Wholesale Energy Contracts (Millions of dollars)
	March 31, 2007
Rating (1)	Exposure Before Credit Collateral (2)	Credit Collateral (3)	Net Exposure	Number of Counterparties Greater Than 10% (4)	Net Exposure of Counterparties Greater Than 10%

Investment Grade	$61.1	$ -	$61.1	2	$20.9
Non-Investment Grade	20.1	2.2	17.9	1	16.8
No External Ratings	11.4	.1	11.3
Credit reserves			$ 1.0
(1)

Investment Grade - primarily determined using publicly available credit ratings of the counterparty. If the counterparty has provided a guarantee by a higher-rated entity (e.g., its parent), it is determined based upon the rating of its guarantor. Included in "Investment Grade" are counterparties with a minimum Standard & Poor's or Moody's Investor Service rating of BBB- or Baa3, respectively.

(2)

Exposure before credit collateral - includes the marked to market (MTM) energy contract net assets for open/unrealized transactions, the net receivable/payable for realized transactions and net open positions for contracts not subject to MTM. Amounts due from counterparties are offset by liabilities payable to those counterparties to the extent that legally enforceable netting arrangements are in place. Thus, this column presents the net credit exposure to counterparties after reflecting all allowable netting, but before considering collateral held.

(3)

Credit collateral - the face amount of cash deposits, letters of credit and performance bonds received from counterparties, not adjusted for probability of default, and, if applicable, property interests (including oil and gas reserves).

(4)	Using a percentage of the total exposure.

     For additional information concerning market risk -- "Commodity Price Risk" and "Credit and Nonperformance Risk," and for information regarding "Interest Rate Risk," please refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2006.

162

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL, AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 4. CONTROLS AND PROCEDURES

Pepco Holdings, Inc.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, Pepco Holdings has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2007 and, based upon this evaluation, the chief executive officer and the chief financial officer of Pepco Holdings have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to Pepco Holdings and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the three months ended March 31, 2007, there was no change in Pepco Holdings' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Pepco Holdings' internal controls over financial reporting.

Potomac Electric Power Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, Pepco has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2007, and, based upon this evaluation, the chief executive officer and the chief financial officer of Pepco have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to Pepco that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the three months ended March 31, 2007, there was no change in Pepco's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Pepco's internal controls over financial reporting.

163
Delmarva Power & Light Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, DPL has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2007, and, based upon this evaluation, the chief executive officer and the chief financial officer of DPL have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to DPL that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the three months ended March 31, 2007, there was no change in DPL's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, DPL's internal controls over financial reporting.

Atlantic City Electric Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, ACE has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2007, and, based upon this evaluation, the chief executive officer and the chief financial officer of ACE have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to ACE and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the three months ended March 31, 2007, there was no change in ACE's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ACE's internal controls over financial reporting.

Part II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Pepco Holdings
For information concerning litigation matters, please refer to Note (4), Commitments and Contingencies, to the financial statements of PHI included herein.
164
Pepco
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
Item 1A. RISK FACTORS
Pepco Holdings

     For a discussion of Pepco Holdings' risk factors, please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to Pepco Holdings' risk factors as disclosed in the 10-K.

Pepco

     For a discussion of Pepco's risk factors, please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in Pepco's Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to Pepco's risk factors as disclosed in the 10-K.

DPL

     For a discussion of DPL's risk factors, please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in DPL's Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to DPL's risk factors as disclosed in the 10-K.

ACE

     For a discussion of ACE's risk factors, please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in ACE's Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to ACE's risk factors as disclosed in the 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Pepco Holdings
None.
165

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

Item 5. OTHER INFORMATION
Pepco Holdings, Pepco, DPL, and ACE
Amended and Restated Credit Facility

     On May 2, 2007, PHI, Pepco, DPL and ACE entered into an Amended and Restated Credit Agreement with the lenders party thereto, Wachovia Bank, National Association, as administrative agent and swingline lender, Citicorp USA, Inc., as syndication agent, The Royal Bank of Scotland, plc, The Bank of Nova Scotia and JPMorgan Chase Bank, N.A., as documentation agents, and Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book runners.

     The aggregate borrowing limit under the facility is $1.5 billion, all or any portion of which may be used to obtain loans or to issue letters of credit. PHI's credit limit under the facility is $875 million. The credit limit of each of Pepco, DPL and ACE is the lesser of $500 million and the maximum amount of debt the company is permitted to have outstanding by its regulatory authorities, except that the aggregate amount of credit used by Pepco, DPL and ACE at any given time collectively may not exceed $625 million. The interest rate payable by each company on utilized funds is based on the prevailing prime rate or Eurodollar rate, plus a margin that varies according to the credit rating of the borrower. The facility also includes a "swingline loan sub-facility", pursuant to which each company may make same day borrowings in an aggregate

166
amount not to exceed $150 million. Any swingline loan must be repaid by the borrower within seven days of receipt thereof. All indebtedness incurred under the facility is unsecured.

     The facility commitment expiration date is May 5, 2012, with each company having the right to elect to have 100% of the principal balance of the loans outstanding on the expiration date continued as non-revolving term loans for a period of one year from such expiration date.

     The facility is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the amended and restated credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, and results of operations or financial condition subsequent to the entry into the amended and restated credit agreement is not a condition to the availability of credit under the facility. Among the covenants contained in the amended and restated credit agreement are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the amended and restated credit agreement, which calculation excludes certain trust preferred securities and deferrable interest subordinated debt from the definition of total indebtedness (not to exceed 15% of total capitalization), (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the amended and restated credit agreement, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the amended and restated credit agreement. The failure to satisfy any of the covenants or the occurrence of specified events that constitute an event of default could result in the acceleration of the repayment obligations of the borrower. The events of default include (1) the failure of any borrowing company or any of its significant subsidiaries to pay when due, or the acceleration of, certain indebtedness under other borrowing arrangements, (2) certain bankruptcy events, judgments or decrees against any borrowing company or its significant subsidiaries, and (3) a change in control (as defined in the amended and restated credit agreement) of PHI or the failure of PHI to own all of the voting stock of Pepco, DPL and ACE. The agreement does not include any ratings triggers.

167
Item 6. EXHIBITS

     The documents listed below are being filed or furnished on behalf of Pepco Holdings, Inc. (PHI), Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL), and Atlantic City Electric Company (ACE).

Exhibit No.	Registrant(s)	Description of Exhibit	Reference
3	PHI	Bylaws	Exh. 3 to PHI's Form 8-K/A, 5/3/07.
10	PHI Pepco DPL ACE

Amended and Restated Credit Agreement, dated as of May 2, 2007, between PHI, Pepco, DPL and ACE, the lenders party thereto, Wachovia Bank, National Association, as administrative agent and swingline lender, Citicorp USA, Inc., as syndication agent, The Royal Bank of Scotland, plc, The Bank of Nova Scotia and JPMorgan Chase Bank, N.A., as documentation agents, and Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book runners

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
168

Exhibit 12.1 Statements Re. Computation of Ratios

PEPCO HOLDINGS
		For the Year Ended December 31,
	Three Months Ended March 31, 2007	2006	2005	2004	2003	2002
	(Millions of dollars)

Income before extraordinary item (a)	$48.2	$245.0	$368.5	$257.4	$204.9	$218.7

Income tax expense	31.4	161.4	255.2	167.3	62.1	124.9

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	86.2	342.8	341.4	376.2	385.9	229.5
Other interest	4.4	18.8	20.3	20.6	21.7	21.0
Preferred dividend requirements of subsidiaries	.1	1.2	2.5	2.8	13.9	20.6
Total fixed charges	90.7	362.8	364.2	399.6	421.5	271.1

Non-utility capitalized interest	(.2)	(1.0)	(.5)	(.1)	(10.2)	(9.9)

Income before extraordinary item, income tax expense, and fixed charges	$170.1	$768.2	$987.4	$824.2	$678.3	$604.8

Total fixed charges, shown above	90.7	362.8	364.2	399.6	421.5	271.1

Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	.1	.8	1.7	1.8	4.2	11.8

Fixed charges for ratio computation	$90.8	$363.6	$365.9	$401.4	$425.7	$282.9

Ratio of earnings to fixed charges and preferred dividends	1.87	2.11	2.70	2.05	1.59	2.14

(a)	Excludes income and losses from equity investments.

169

Exhibit 12.2 Statements Re. Computation of Ratios
PEPCO
		For the Year Ended December 31,
	Three Months Ended March 31, 2007	2006	2005	2004	2003	2002
	(Millions of dollars)

Net income (a)	$8.7	$85.4	$165.0	$96.5	$103.2	$141.1

Income tax expense	5.8	57.4	127.6	55.7	67.3	79.1

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	19.4	77.1	82.8	82.5	83.8	114.5
Other interest	3.0	12.9	13.6	14.3	16.2	17.3
Preferred dividend requirements of a subsidiary trust	-	-	-	-	4.6	9.2
Total fixed charges	22.4	90.0	96.4	96.8	104.6	141.0

Non-utility capitalized interest	-	-	-	-	-	(.2)

Income before income tax expense, and fixed charges	$36.9	$232.8	$389.0	$249.0	$275.1	$361.0

Ratio of earnings to fixed charges	1.65	2.59	4.04	2.57	2.63	2.56

Total fixed charges, shown above	22.4	90.0	96.4	96.8	104.6	141.0

Preferred dividend requirements, excluding mandatorily redeemable preferred securities subsequent to SFAS No. 150 implementation, adjusted to a pre-tax amount	-	1.7	2.3	1.6	5.5	7.8

Total fixed charges and preferred dividends	$22.4	$91.7	$98.7	$98.4	$110.1	$148.8

Ratio of earnings to fixed charges and preferred dividends	1.65	2.54	3.94	2.53	2.50	2.43

(a)	Excludes income and losses from equity investments.

170
Exhibit 12.3 Statements Re. Computation of Ratios
DPL
		For the Year Ended December 31,
	Three Months Ended March 31, 2007	2006	2005	2004	2003	2002
	(Millions of dollars)

Net income	$16.0	$42.5	$74.7	$63.0	$52.4	$51.5

Income tax expense	11.3	32.1	57.6	48.1	37.0	36.9

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	11.0	41.3	35.3	33.0	37.2	44.1
Other interest	.5	2.5	2.7	2.2	2.7	3.6
Preferred dividend requirements of a subsidiary trust	-	-	-	-	2.8	5.7
Total fixed charges	11.5	43.8	38.0	35.2	42.7	53.4

Income before income tax expense, and fixed charges	$38.8	$118.4	$170.3	$146.3	$132.1	$141.8

Ratio of earnings to fixed charges	3.37	2.70	4.48	4.16	3.09	2.66

Total fixed charges, shown above	11.5	43.8	38.0	35.2	42.7	53.4

Preferred dividend requirements, adjusted to a pre-tax amount	-	1.4	1.8	1.7	1.7	2.9

Total fixed charges and preferred dividends	$11.5	$45.2	$39.8	$36.9	$44.4	$56.3

Ratio of earnings to fixed charges and preferred dividends	3.37	2.62	4.28	3.96	2.98	2.52

171

Exhibit 12.4 Statements Re. Computation of Ratios
ACE
		For the Year Ended December 31,
	Three Months Ended March 31, 2007	2006	2005	2004	2003	2002
	(Millions of dollars)

Income from continuing operations	$7.7	$60.1	$51.1	$58.8	$31.6	$17.1

Income tax expense	4.3	33.0	41.2	40.7	20.7	5.9

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	16.4	64.9	60.1	62.2	63.7	55.6
Other interest	.8	3.2	3.7	3.4	2.6	2.4
Preferred dividend requirements of subsidiary trusts	-	-	-	-	1.8	7.6
Total fixed charges	17.2	68.1	63.8	65.6	68.1	65.6

Income before extraordinary item, income tax expense, and fixed charges	$29.2	$161.2	$156.1	$165.1	$120.4	$88.6

Ratio of earnings to fixed charges	1.70	2.37	2.45	2.52	1.77	1.35

Total fixed charges, shown above	17.2	68.1	63.8	65.6	68.1	65.6

Preferred dividend requirements adjusted to a pre-tax amount	.2	.5	.5	.5	.5	.9

Total fixed charges and preferred dividends	$17.4	$68.6	$64.3	$66.1	$68.6	$66.5

Ratio of earnings to fixed charges and preferred dividends	1.68	2.35	2.43	2.50	1.76	1.33

172

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 7, 2007		/s/ D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer
173

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 7, 2007	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer
174

Exhibit 31.3
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 7, 2007	/s/ T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
175

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 7, 2007		/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

176

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 7, 2007		/s/ T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
177

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 7, 2007		/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer
178

Exhibit 31.7
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 7, 2007		/s/ T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
179

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 7, 2007		/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer
180
Exhibit 32.1
Certificate of Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Pepco Holdings, Inc. for the quarter ended March 31, 2007, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pepco Holdings, Inc.

May 7, 2007	/s/ D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer
May 7, 2007	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Pepco Holdings, Inc. and will be retained by Pepco Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

181

Exhibit 32.2
Certificate of Chief Executive Officer and Chief Financial Officer of Potomac Electric Power Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Potomac Electric Power Company for the quarter ended March 31, 2007, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Potomac Electric Power Company.

May 7, 2007	/s/ T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
May 7, 2007	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Potomac Electric Power Company and will be retained by Potomac Electric Power Company and furnished to the Securities and Exchange Commission or its staff upon request.

182

Exhibit 32.3
Certificate of Chief Executive Officer and Chief Financial Officer of Delmarva Power & Light Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Delmarva Power & Light Company for the quarter ended March 31, 2007, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Delmarva Power & Light Company.

May 7, 2007	/s/ T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
May 7, 2007	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Delmarva Power & Light Company and will be retained by Delmarva Power & Light Company and furnished to the Securities and Exchange Commission or its staff upon request.

183

Exhibit 32.4
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Atlantic City Electric Company for the quarter ended March 31, 2007, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

May 7, 2007	/s/ T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
May 7, 2007	/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Company and will be retained by Atlantic City Electric Company and furnished to the Securities and Exchange Commission or its staff upon request.

184

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2007

PEPCO HOLDINGS, INC. (PHI)
POTOMAC ELECTRIC POWER COMPANY (Pepco)
DELMARVA POWER & LIGHT COMPANY (DPL)
ATLANTIC CITY ELECTRIC COMPANY (ACE)
       (Registrants)

By    /s/ JOSEPH M. RIGBY
        Joseph M. Rigby
        Senior Vice President and
        Chief Financial Officer,
            PHI, Pepco and DPL
        Chief Financial Officer, ACE

185
INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
10	PHI Pepco DPL ACE

Amended and Restated Credit Agreement, dated as of May 2, 2007, between PHI, Pepco, DPL and ACE, the lenders party thereto, Wachovia Bank, National Association, as administrative agent and swingline lender, Citicorp USA, Inc., as syndication agent, The Royal Bank of Scotland, plc, The Bank of Nova Scotia and JPMorgan Chase Bank, N.A., as documentation agents, and Wachovia Capital Markets, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book runners

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
186