Form 10-Q
period 2007-06-30
PEPCO HOLDINGS INC; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/; POTOMAC ELECTRIC POWER CO
filed 2007-08-06
CIK 1135971, 8192, 27879, 79732

Quarterly Report on Form 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007
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

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at June 30, 2007
Pepco Holdings	193,517,986 ($.01 par value)
Pepco	100 ($.01 par value) (a)
DPL	1,000 ($2.25 par value) (b)
ACE	8,546,017 ($3 par value) (b)
(a)	All voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv, a wholly owned subsidiary of Pepco Holdings.

     THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL, AND ACE. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

GLOSSARY OF TERMS
Term	Definition
A&N	A&N Electric Cooperative, which has entered into an agreement with DPL to purchase DPL's business of distributing retail electric services to customers located on the Eastern Shore of Virginia
ABO	Accumulated benefit obligation
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
ACO	Administrative Consent Order
ADFIT	Accumulated deferred federal income taxes
ADITC	Accumulated deferred investment tax credits
Ancillary services	Generally, electricity generation reserves and reliability services
APB	Accounting Principles Board of the American Institute of Certified Public Accountants
APCA	New Jersey Air Pollution Control Act
APIC	Additional paid-in capital
Appellate Division	Appellate Division of the Superior Court of New Jersey
Asset Purchase and Sale Agreement	Asset Purchase and Sale Agreement, dated as of June 7, 2000 and subsequently amended, between Pepco and Mirant (formerly Southern Energy, Inc.) relating to the sale of Pepco's generation assets
Bankruptcy Court	Bankruptcy Court for the Northern District of Texas
Bankruptcy Funds	$13.25 million in funds from the Bankruptcy Settlement
Bankruptcy Settlement	The bankruptcy settlement among the parties concerning the environmental proceedings at the Metal Bank/Cottman Avenue environmental remediation site
Bcf	Billion cubic feet
BGS	Basic Generation Service (the supply of electricity by ACE to retail customers in New Jersey who have not elected to purchase electricity from a competitive supplier)
BSA	Bill stabilization adjustment mechanism, which "decouples" revenue from unit sales consumption and ties the growth in revenues to the growth in the number of customers
CEP	New Jersey Clean Energy Program
Competitive Energy business	Consists of the business operations of Conectiv Energy and Pepco Energy Services
Conectiv	A wholly owned subsidiary of PHI, which is a PUHCA 2005 holding company. Conectiv also is the parent of DPL and ACE
Conectiv Energy	Conectiv Energy Holding Company and its subsidiaries
Conectiv Group	Conectiv and certain of its subsidiaries, involved in a like-kind exchange transaction
Cooling Degree Days	Daily difference in degrees by which the mean (high and low divided by 2) dry bulb temperature is above a base of 65 degrees Fahrenheit.
DCPSC	District of Columbia Public Service Commission
Default Electricity Supply

The supply of electricity within PHI's service territories at regulated rates to retail customers who do not elect to purchase electricity from a competitive supplier, and which, depending on the jurisdiction, is also known as Default Service, SOS, BGS, or formerly POLR service

Default Supply Revenue	Revenue received for Default Electricity Supply
Delaware District Court	U.S. District Court for the District of Delaware
District Court	U.S. District Court for the Northern District of Texas
i

Term	Definition
DPL	Delmarva Power & Light Company
DPSC	Delaware Public Service Commission
EDECA	New Jersey Electric Discount and Energy Competition Act
EDIT	Excess Deferred Income Taxes
EITF	Emerging Issues Task Force
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
ERISA	Employment Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fifth Circuit	U.S. Court of Appeals for the Fifth Circuit
FIN	FASB Interpretation Number
First Order	Administrative Order and Notice of Civil Administrative Penalty Assessment issued by NJDEP on April 3, 2007
FSP	FASB Staff Position
FSP AUG AIR-1	FSP American Institute of Certified Public Accountants Industry Audit Guide, Audits of Airlines--"Accounting for Planned Major Maintenance Activities"
FTB	FASB Technical Bulletin
Full Requirements Load Service	The supply of energy by Conectiv Energy to utilities to fulfill their Default Electricity Supply obligations
GAAP	Accounting principles generally accepted in the United States of America
GCR	Gas Cost Rate
GPC	Generation Procurement Credit
GWh	Gigawatt hour
Heating Degree Days	Daily difference in degrees by which the mean (high and low divided by 2) dry bulb temperature is below a base of 65 degrees Fahrenheit.
IRC	Internal Revenue Code
IRS	Internal Revenue Service
LEAC Liability	ACE's $59.3 million deferred energy cost liability existing as of July 31, 1999, related to ACE's Levelized Energy Adjustment Clause and ACE's Demand Side Management Programs
MAPP	Mid-Atlantic Power Pathway Project
MDE	Maryland Department of the Environment
MGP	Manufactured gas plant
Mirant	Mirant Corporation and its predecessors and its subsidiaries
MOA	Memorandum of Agreement
MPSC	Maryland Public Service Commission
NFA	No Further Action Letter issued by NJDEP
NGC	Non Utility Generation Charge in New Jersey
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NOPR	Notice of Proposed Rulemaking by the IRS
Normalization provisions

Sections of the Internal Revenue Code and related regulations that dictate how excess deferred income taxes resulting from the corporate income tax rate reduction enacted by the Tax Reform Act of 1986 and accumulated deferred investment tax credits should be treated for ratemaking purposes

ii
Term	Definition
Notice	Notice 2005-13 issued by the Treasury Department and IRS on February 11, 2005
NUGs	Non-utility generation contracts between ACE and unaffiliated third parties
NYDEC	New York Department of Environmental Conservation
OCI	Other Comprehensive Income
ODEC

Old Dominion Electric Cooperative, which has entered into an agreement with DPL to purchase certain assets principally related to DPL's provision of electric transmission services located on the Eastern Shore of Virginia

OPEB	Other post-employment pension liabilities
Panda	Panda-Brandywine, L.P.
Panda PPA	PPA between Pepco and Panda
PBO	Projected benefit obligation
PCI	Potomac Capital Investment Corporation and its subsidiaries
Pepco	Potomac Electric Power Company
Pepco Distribution	The total aggregate distribution to Pepco pursuant to the Settlement Agreement
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
Pepco Holdings or PHI	Pepco Holdings, Inc.
PHI Parties	The PHI Retirement Plan, PHI and Conectiv
PJM	PJM Interconnection, LLC
PLR	Private letter ruling from the IRS
POLR	Provider of Last Resort service (the supply of electricity by DPL before May 1, 2006 to retail customers in Delaware who have not elected to purchase electricity from a competitive supplier)
Power Delivery	PHI's Power Delivery Business
PPA	Power Purchase Agreement
PPA-Related Obligations	Mirant's obligations to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the FirstEnergy and the Panda PPAs
PRP	Potentially responsible party
PUHCA 1935	Public Utility Holding Company of 1935, which was repealed effective February 8, 2006
PUHCA 2005	Public Utility Holding Company Act of 2005, which became effective February 8, 2006
RAR	IRS Revenue Agent's Report
RC Cape May	RC Cape May Holdings, LLC, an affiliate of Rockland Capital Energy Investments, and the buyer of the B.L. England generating facility
Recoverable stranded costs	The portion of stranded costs that is recoverable from ratepayers as approved by regulatory authorities
Reorganization Plan	Mirant's Plan of Reorganization
RI/FS	Remedial Investigation/Feasibility Study
ROE	Return on equity
RTEP	PJM's Regional Transmission Expansion Plan
SBC	Societal Benefits Charge in New Jersey
SEC	Securities and Exchange Commission
Second Order	Administrative Order and Notice of Civil Administrative Penalty Assessment issued by NJDEP on May 23, 2007
Settlement Agreement	Amended Settlement Agreement and Release, dated as of May 30, 2006 between Pepco and the Mirant Parties
iii
Term	Definition
SFAS	Statement of Financial Accounting Standards
SMECO	Southern Maryland Electric Cooperative, Inc.
SMECO Agreement	Capacity purchase agreement between Pepco and SMECO
SMECO Settlement Agreement	Settlement Agreement and Release entered into between Mirant and SMECO
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

T&D	Transmission and distribution
Third Circuit	U.S. Court of Appeals for the Third Circuit
Transition Bonds	Transition bonds issued by ACE Funding
Treasury lock	A hedging transaction that allows a company to "lock-in" a specific interest rate corresponding to the rate of a designated Treasury bond for a determined period of time
Utility PRPs	A group of utility PRPs including Pepco, parties to a settlement involving the environmental proceedings at the Metal Bank/Cottman Avenue site
VaR	Value at Risk
Virginia District Court	U.S. District Court for the Eastern District of Virginia
VSCC	Virginia State Corporation Commission
iv

THIS PAGE INTENTIONALLY LEFT BLANK.

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.
	Registrants
Item	Pepco Holdings	Pepco*	DPL*	ACE
Consolidated Statements of Earnings	3	52	74	92
Consolidated Statements of Comprehensive Earnings	4	N/A	N/A	N/A
Consolidated Balance Sheets	5	53	75	93
Consolidated Statements of Cash Flows	7	55	77	95
Notes to Consolidated Financial Statements	8	56	78	96

* Pepco and DPL have no subsidiaries and therefore their financial statements are not consolidated.
1
THIS PAGE INTENTIONALLY LEFT BLANK. 2

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Millions of dollars, except share data)

Operating Revenue
Power Delivery	$1,162.3	$1,179.4	$2,437.4	$2,354.2
Competitive Energy	904.1	711.0	1,791.2	1,467.7
Other	17.9	26.2	34.5	46.6
Total Operating Revenue	2,084.3	1,916.6	4,263.1	3,868.5

Operating Expenses
Fuel and purchased energy	1,412.4	1,218.9	2,889.4	2,445.6
Other services cost of sales	134.6	168.2	272.7	325.1
Other operation and maintenance	210.8	209.5	417.9	413.9
Depreciation and amortization	92.7	104.1	185.8	208.3
Other taxes	86.2	82.6	171.5	164.0
Deferred electric service costs	(10.0)	(29.6)	18.1	(10.2)
Impairment loss	1.6	.2	1.6	6.5
Gain on sale of assets	-	(.5)	(2.5)	(1.8)
Total Operating Expenses	1,928.3	1,753.4	3,954.5	3,551.4

Operating Income	156.0	163.2	308.6	317.1

Other Income (Expenses)
Interest and dividend income	3.5	4.2	6.8	7.7
Interest expense	(83.8)	(85.2)	(168.4)	(166.8)
Income (loss) from equity investments	3.7	(.2)	7.1	.5
Other income	6.8	11.6	15.4	32.5
Other expenses	(.2)	(2.9)	(.4)	(7.9)
Total Other Expenses	(70.0)	(72.5)	(139.5)	(134.0)

Preferred Stock Dividend Requirements of Subsidiaries	.1	.3	.2	.7

Income Before Income Tax Expense	85.9	90.4	168.9	182.4

Income Tax Expense	28.7	39.2	60.1	74.4

Net Income	57.2	51.2	108.8	108.0

Retained Earnings at Beginning of Period	1,071.4	1,026.1	1,068.7	1,018.7

Cumulative Effect Adjustment Related to the Implementation of FIN 48	-	-	1.4	-

LTIP Dividend	-	-	(.2)	-

Dividends Paid on Common Stock (Note 4)	(50.2)	(49.4)	(100.3)	(98.8)

Retained Earnings at End of Period	$1,078.4	$1,027.9	$1,078.4	$1,027.9

Basic and Diluted Share Information
Weighted average shares outstanding	193.2	190.4	192.8	190.2
Earnings per share of common stock	$.30	$.27	$.56	$.56

The accompanying Notes are an integral part of these Consolidated Financial Statements.
3

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Millions of dollars)

Net income	$57.2	$51.2	$108.8	$108.0

Other comprehensive earnings (losses)

Unrealized gains (losses) on commodity derivatives designated as cash flow hedges:
Unrealized holding gains (losses) arising during period	1.6	(27.6)	20.3	(117.2)
Less: reclassification adjustment for (losses) gains included in net earnings	(.7)	(8.5)	(12.5)	27.3
Net unrealized gains (losses) on commodity derivatives	2.3	(19.1)	32.8	(144.5)

Realized gains on Treasury lock transactions	3.3	3.0	6.2	5.9

Other comprehensive earnings (losses), before taxes	5.6	(16.1)	39.0	(138.6)

Income tax expense (benefit)	3.2	(6.8)	15.0	(55.7)

Other comprehensive earnings (losses), net of income taxes	2.4	(9.3)	24.0	(82.9)

Comprehensive earnings	$59.6	$41.9	$132.8	$25.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.
4

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	June 30, 2007	December 31, 2006
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$23.0	$48.8
Restricted cash	12.9	12.0
Accounts receivable, less allowance for uncollectible accounts of $37.0 million and $35.8 million, respectively	1,270.7	1,253.5
Fuel, materials and supplies-at average cost	282.4	288.8
Unrealized gains - derivative contracts	29.2	72.7
Prepayments of income taxes	267.2	228.4
Prepaid expenses and other	119.6	77.2
Total Current Assets	2,005.0	1,981.4

INVESTMENTS AND OTHER ASSETS
Goodwill	1,407.3	1,409.2
Regulatory assets	1,540.6	1,570.8
Investment in finance leases held in trust	1,349.9	1,321.8
Income taxes receivable	204.1	-
Other	371.9	383.7
Total Investments and Other Assets	4,873.8	4,685.5

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	11,992.0	11,819.7
Accumulated depreciation	(4,340.4)	(4,243.1)
Net Property, Plant and Equipment	7,651.6	7,576.6

TOTAL ASSETS	$14,530.4	$14,243.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.
5

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2007	December 31, 2006
	(Millions of dollars, except shares)

CURRENT LIABILITIES
Short-term debt	$286.0	$349.6
Current maturities of long-term debt	640.5	857.5
Accounts payable and accrued liabilities	803.5	700.7
Capital lease obligations due within one year	5.7	5.5
Taxes accrued	93.5	99.9
Interest accrued	79.1	80.1
Interest and tax liability on uncertain tax positions	124.3	-
Other	377.4	433.6
Total Current Liabilities	2,410.0	2,526.9

DEFERRED CREDITS
Regulatory liabilities	776.7	842.7
Deferred income taxes	2,000.8	2,084.0
Investment tax credits	38.0	46.1
Pension benefit obligation	86.6	78.3
Other postretirement benefit obligations	413.3	405.0
Income taxes payable	159.5	-
Other	294.3	256.5
Total Deferred Credits	3,769.2	3,712.6

LONG-TERM LIABILITIES
Long-term debt	4,087.8	3,768.6
Transition Bonds issued by ACE Funding	449.6	464.4
Long-term project funding	21.9	23.3
Capital lease obligations	108.3	111.1
Total Long-Term Liabilities	4,667.6	4,367.4

COMMITMENTS AND CONTINGENCIES (NOTE 4)

MINORITY INTEREST	6.2	24.4

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 400,000,000 shares, 193,517,986 shares and 191,932,445 shares outstanding, respectively	1.9	1.9
Premium on stock and other capital contributions	2,676.5	2,645.0
Accumulated other comprehensive loss	(79.4)	(103.4)
Retained earnings	1,078.4	1,068.7
Total Shareholders' Equity	3,677.4	3,612.2

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,530.4	$14,243.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.
6

PEPCO HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2007	2006
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$108.8	$108.0
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	185.8	208.3
Gain on sale of assets	(2.5)	(1.8)
Gain on sale of other investment	(.7)	(12.3)
Impairment loss	1.6	6.5
Rents received from leveraged leases under income earned	(38.1)	(46.3)
Deferred income taxes	58.0	46.4
Changes in:
Accounts receivable	(21.9)	248.9
Regulatory assets and liabilities	(24.2)	(12.3)
Accounts payable and accrued liabilities	79.3	(297.6)
Interest and taxes accrued	(21.6)	(300.9)
Other changes in working capital	(46.2)	(42.6)
Net other operating	36.5	(22.7)
Net Cash From (Used By) Operating Activities	314.8	(118.4)

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(285.0)	(248.3)
Proceeds from sale of assets	10.6	3.2
Proceeds from the sale of other investments	-	13.1
Changes in restricted cash	(.9)	10.0
Net other investing activities	2.7	7.6
Net Cash Used By Investing Activities	(272.6)	(214.4)

FINANCING ACTIVITIES
Dividends paid on common stock	(100.3)	(98.8)
Dividends paid on preferred stock	(.2)	(.7)
Common stock issued for the Dividend Reinvestment Plan	14.1	15.0
Issuance of common stock	23.9	2.6
Preferred stock redeemed	(18.2)	(21.5)
Issuances of long-term debt	451.4	217.0
Reacquisition of long-term debt	(364.2)	(491.2)
(Repayments) issuances of short-term debt, net	(63.6)	619.7
Cost of issuances	(2.5)	(2.9)
Net other financing activities	(8.4)	5.0
Net Cash (Used By) From Financing Activities	(68.0)	244.2

Net Decrease in Cash and Cash Equivalents	(25.8)	(88.6)
Cash and Cash Equivalents at Beginning of Period	48.8	121.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23.0	$32.9

NONCASH ACTIVITIES
Asset retirement obligations associated with removal costs transferred to regulatory liabilities	$7.3	$(3.7)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash (received) paid for income taxes	$(6.3)	$172.8
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

Other Business Operations

     Through its subsidiary Potomac Capital Investment Corporation (PCI), PHI maintains a portfolio of cross-border energy sale-leaseback transactions with a book value at June 30, 2007 of approximately $1.3 billion. This activity constitutes a fourth operating segment, which is designated as "Other Non-Regulated" for financial reporting purposes. For a discussion of PHI's cross-border leasing transactions, see "Regulatory and Other Matters -- Federal Tax Treatment of Cross Border Leases."

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     Pepco Holdings' unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in PHI's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of PHI's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco Holdings' financial condition as of June 30, 2007, in accordance with GAAP. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three and six months ended June 30, 2007 may not be indicative of PHI's results that will be realized for the full year ending December 31, 2007, since its Power Delivery and Competitive Energy businesses are seasonal.

FIN 46R, "Consolidation of Variable Interest Entities"

     Subsidiaries of Pepco Holdings have power purchase agreements (PPAs) with a number of entities, including three contracts between unaffiliated non-utility generators (NUGs) and ACE and an agreement between Pepco and Panda-Brandywine, L.P. (Panda) entered into in 1991, pursuant to which Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (Panda PPA). Due to a variable element in the pricing structure of the NUGs and the Panda PPA, the Pepco Holdings' subsidiaries potentially assume the variability in the operations of the plants related to these PPAs and therefore have a variable interest in the counterparties to these PPAs. In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R (revised December 2003), entitled "Consolidation of Variable Interest Entities" (FIN 46R), Pepco Holdings continued, during the second quarter of 2007, to conduct exhaustive efforts to obtain information from these four entities, but was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether these four entities were variable interest entities or if Pepco Holdings' subsidiaries were the primary beneficiary. As a result, Pepco Holdings has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information, but have not been able to obtain such information.

     Net purchase activities with the counterparties to the NUGs and the Panda PPA for the three months ended June 30, 2007 and 2006 were approximately $97 million and $98 million, respectively, of which approximately $90 million and $89 million, respectively, were related to power purchases under the NUGs and the Panda PPA.  Net purchase activities with the counterparties to the NUGs and the Panda PPA for the six months ended June 30, 2007 and 2006 were approximately $203 million and $201 million, respectively, of which approximately $186 million and $182 million, respectively, were related to power purchases under the NUGs and the Panda PPA. Pepco Holdings' exposure to loss under the Panda PPA is discussed in Note (4), Commitments and Contingencies, under "Relationship with Mirant Corporation." Pepco Holdings does not have loss exposure under the NUGs because cost recovery will be achieved from ACE's customers through regulated rates.

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

10
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

Total unrecognized tax benefits that may change over the next twelve months include the matter described in Note (4) Commitments and Contingencies under the heading "IRS Mixed Service Cost Issue."

     Included in the amount of unrecognized tax benefits at January 1, 2007 that, if recognized, would lower the effective tax rate is a state of Maryland claim for refund in the amount of $31.8 million. Pepco filed an amended 2000 Maryland tax return on November 14, 2005 claiming the refund. The amended return claimed additional tax basis for purposes of computing the Maryland tax gain on the sale of Pepco's generating plants based on the tax benefit rule. This claim for refund was rejected by the state. Pepco filed an appeal by letter dated June 28, 2006. The Hearing Officer denied the appeal by a Notice of Final Determination dated February 22, 2007. Pepco petitioned Maryland Tax Court on March 22, 2007 for the refund. The outcome of this case was uncertain at June 30, 2007. Based on the FIN 48 criteria, management did not believe at June 30, 2007 that this refund claim met the financial statement recognition threshold and measurement attribute for recording the tax benefits of this transaction. On August 1, 2007, Pepco entered into a settlement agreement related to this refund claim. For a further discussion, see "Maryland Income Tax Refund" in Note (6), Subsequent Events, herein.

     On May 2, 2007, the FASB issued FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" (FIN 48-1), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. PHI applied the guidance of FIN 48-1 with its adoption of FIN 48 on January 1, 2007.

Components of Net Periodic Benefit Cost
The following Pepco Holdings' information is for the three months ended June 30, 2007 and 2006.
	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
	(Millions of dollars)
Service cost	$7.4	$10.1	$.9	$1.7
Interest cost	26.3	24.2	8.4	8.3
Expected return on plan assets	(31.9)	(32.5)	(2.7)	(2.7)
Amortization of prior service cost	.2	.2	(1.2)	(1.1)
Amortization of net loss	1.0	4.8	2.4	4.2
Net periodic benefit cost	$3.0	$6.8	$7.8	$10.4

The following Pepco Holdings' information is for the six months ended June 30, 2007 and 2006.
	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
	(Millions of dollars)
Service cost	$18.1	$20.3	$3.6	$4.2
Interest cost	50.9	48.4	18.3	17.3
Expected return on plan assets	(65.1)	(65.0)	(6.7)	(5.8)
Amortization of prior service cost	.4	.4	(2.1)	(2.0)
Amortization of net loss	4.7	8.7	5.7	7.2
Net periodic benefit cost	$9.0	$12.8	$18.8	$20.9

Pension

     The pension net periodic benefit cost for the three months ended June 30, 2007 of $3.0 million includes $1.4 million for Pepco, $.3 million for ACE, and $(1.3) million for DPL. The pension net periodic benefit cost for the six months ended June 30, 2007 of $9.0 million includes $4.5 million for Pepco, $1.3 million for ACE, and $(2.8) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries. The pension net periodic benefit cost for the three months ended June 30, 2006 of $6.8 million includes $3.6 million for Pepco, $.2 million for ACE, and $(1.2) million for DPL. The pension net periodic benefit cost for the six months ended June 30, 2006 of $12.8 million includes $6.6 million for Pepco, $2.5 million for ACE, and $(3.0) million for DPL. The remaining pension net periodic benefit cost is for other PHI subsidiaries.

Pension Contributions

     Pepco Holdings' current funding policy with regard to its defined benefit pension plan is to maintain a funding level in excess of 100% of its accumulated benefit obligation (ABO). PHI's pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) without any additional funding. PHI may elect, however, to make a discretionary tax-deductible contribution to maintain the pension plan's assets in excess of its ABO. In 2006 and 2005, PHI made discretionary tax-deductible cash contributions to the plan of zero and $60 million, respectively. As of June 30, 2007, no contributions have been made. The potential discretionary funding of the pension plan in 2007 will depend on many factors, including the actual investment return earned on plan assets over the remainder of the year.

Other Postretirement Benefits

     The other postretirement net periodic benefit cost for the three months ended June 30, 2007 of $7.8 million includes $1.8 million for Pepco, $2.0 million for ACE, and $2.2 million for DPL. The other postretirement net periodic benefit cost for the six months ended June 30, 2007 of $18.8 million includes $6.7 million for Pepco, $4.4 million for ACE, and $4.0 million for DPL. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries. The other postretirement net periodic benefit cost for the three months ended June 30, 2006 of $10.4 million includes $4.6 million for Pepco, $2.3 million for ACE, and $1.8 million for DPL. The other postretirement net periodic benefit cost for the six months ended June 30, 2006 of $20.9 million includes $9.4 million for Pepco, $4.6 million for ACE, and $3.4 million for DPL. The remaining other postretirement net periodic benefit cost is for other PHI subsidiaries.

Stock-Based Compensation
No stock options were granted in the second quarter of 2007.

     Cash received from options exercised under all share-based payment arrangements for the quarter ended June 30, 2007, was $3.9 million and the actual tax benefit realized for the tax deductions resulting from these options exercised totaled $.7 million. Cash received from options exercised under all share-based payment arrangements for the six months ended June 30, 2007, was $13.2 million and the actual tax benefit realized for the tax deductions resulting from these options exercised totaled $1.2 million.

13
Calculations of Earnings Per Share of Common Stock
Reconciliations of the numerator and denominator for basic and diluted earnings per share of common stock calculations are shown below.
	For the Three Months Ended June 30,
	2007	2006
	(In millions, except per share data)
Income (Numerator):
Net Income	$57.2	$51.2
Add: Loss on redemption of subsidiary's preferred stock	-	-
Earnings Applicable to Common Stock	$57.2	$51.2

Shares (Denominator) (a):
Weighted average shares outstanding for basic computation:
Average shares outstanding	193.2	190.4
Adjustment to shares outstanding	(.2)	(.2)
Weighted Average Shares Outstanding for Computation of Basic Earnings Per Share of Common Stock	193.0	190.2

Weighted average shares outstanding for diluted computation:
Average shares outstanding	193.2	190.4
Adjustment to shares outstanding	.3	.5
Weighted Average Shares Outstanding for Computation of Diluted Earnings Per Share of Common Stock	193.5	190.9

Basic earnings per share of common stock	$.30	$.27
Diluted earnings per share of common stock	$.30	$.27

(a)

The number of options to purchase shares of common stock that were excluded from the calculation of diluted EPS as they are considered to be anti-dilutive were approximately zero and .6 million for the three months ended June 30, 2007 and 2006, respectively.

14
	For the Six Months Ended June 30,
	2007	2006
	(In millions, except per share data)
Income (Numerator):
Net Income	$108.8	$108.0
Add: Loss on redemption of subsidiary's preferred stock	(.6)	(.8)
Earnings Applicable to Common Stock	$108.2	$107.2

Shares (Denominator) (a):
Weighted average shares outstanding for basic computation:
Average shares outstanding	192.8	190.2
Adjustment to shares outstanding	(.2)	(.2)
Weighted Average Shares Outstanding for Computation of Basic Earnings Per Share of Common Stock	192.6	190.0

Weighted average shares outstanding for diluted computation:
Average shares outstanding	192.8	190.2
Adjustment to shares outstanding	.3	.4
Weighted Average Shares Outstanding for Computation of Diluted Earnings Per Share of Common Stock	193.1	190.6

Basic earnings per share of common stock	$.56	$.56
Diluted earnings per share of common stock	$.56	$.56

(a)

Options to purchase shares of common stock that were excluded from the calculation of diluted EPS as they are considered to be anti-dilutive were approximately zero and .6 million for the six months ended June 30, 2007 and 2006, respectively.

Impairment Loss

     During the second quarter of 2007, PHI recorded a pre-tax impairment loss of $1.6 million ($1 million, after-tax) on certain energy services business assets owned by Pepco Energy Services. Also, pre-tax impairment losses of $6.5 million ($4.2 million, after-tax) were recorded on other energy services business assets during the six months ended June 30, 2006.

Sale of Interest in Cogeneration Joint Venture

     During the first quarter of 2006, Conectiv Energy recognized a $12.3 million pre-tax gain ($7.9 million after-tax) on the sale of its equity interest in a joint venture which owns a wood burning cogeneration facility in California. The pre-tax gain is included in the line item entitled "Other Income" in the accompanying consolidated statement of earnings.

Goodwill
A roll forward of PHI's goodwill balance follows (millions of dollars):
Balance, December 31, 2006	$ 1,409.2
Less: Adjustment due to resolution of pre-merger tax contingencies	(1.9)
Balance, June 30, 2007	$ 1,407.3
15
Reconciliation of Consolidated Income Tax Expense
A reconciliation of PHI's consolidated income tax expense is as follows:
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Millions of dollars)
Income Before Income Tax Expense	$85.9		$90.4		$168.9		$182.4
Add: Preferred stock dividend requirements of subsidiaries	.1		.3		.2		.7
Income Before Income Tax Expense and Preferred Dividends	$86.0		$90.7		$169.1		$183.1

Income tax at federal statutory rate	$30.1	.35	$31.8	.35	$ 59.2	.35	$ 64.1	.35
Increases (decreases) resulting from:
Depreciation	2.3	.03	2.0	.02	4.3	.03	4.0	.02
Asset removal costs	(.5)	(.01)	(.5)	(.01)	(1.1)	(.01)	(2.0)	(.01)
State income taxes, net of federal effect	2.6	.03	8.0	.09	6.5	.04	12.6	.07
Tax credits	(1.2)	(.01)	(1.2)	(.01)	(2.3)	(.01)	(2.4)	(.01)
Company dividends reinvested in 401(k) Plan	(.5)	(.01)	-	-	(1.1)	(.01)	(1.0)	-
Leveraged leases	(1.9)	(.02)	(3.0)	(.03)	(3.7)	(.02)	(4.8)	(.03)
Change in estimates related to prior year tax liabilities	(2.3)	(.03)	2.9	.03	(2.3)	(.01)	2.5	.01
Software amortization	.7	.01	.1	-	1.5	.01	1.4	.01
Other	(.6)	(.01)	(.9)	(.01)	(.9)	(.01)	-	-

Total Consolidated Income Tax Expense	$28.7	.33	$39.2	.43	$ 60.1	.36	$ 74.4	.41

Resolution of Uncertain Tax Positions

     In June 2007, DPL agreed to a settlement with the State of Delaware related to the allocation of a gain on the sale of real property that occurred in 2001, pursuant to which DPL has made a cash payment of approximately $12 million, consisting of $7.4 million in tax and $4.6 million in interest. DPL's FIN 48 tax reserves for this issue were in excess of the amount finally settled with the State. As a result, excess reserves of $2.8 million were credited to DPL's income tax expense in the second quarter. Because the matter involved a Conectiv heritage tax contingency that existed at the time of the acquisition of Conectiv in August 2002, an additional adjustment of $1.9 million has been recorded in Corporate and Other to eliminate a portion of the tax benefit recorded by DPL.

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

Amended and Restated Credit Facility
On May 2, 2007, PHI, Pepco, DPL and ACE entered into an amendment and restatement of their principal credit facility.

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

     The facility is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the amended and restated credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, and results of operations or financial condition subsequent to the entry into the amended and restated credit agreement is not a condition to the availability of credit under the facility. Among the covenants to which each of the companies is subject are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the amended and restated credit agreement, which calculation excludes certain trust preferred securities and deferrable interest subordinated debt from the definition of total indebtedness (not to exceed 15% of total capitalization), (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the amended and restated credit agreement, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the amended and restated credit agreement. The agreement does not include any rating triggers.

17
Debt

     In April 2007, PHI issued $200 million of 6.0% notes due 2019 in private placement. Proceeds were used to redeem, on May 31, 2007, $200 million of 5.5% notes due August 15, 2007 at a price of 100.0377% of par.

In April 2007, ACE retired at maturity $15 million of 7.52% medium-term notes.

     In April 2007, Atlantic City Electric Transition Funding LLC (ACE Funding) made principal payments of $4.9 million on Series 2002-1 Transition Bonds, Class A-1 and $2.0 million on Series 2003-1 Transition Bonds, Class A-1 with a weighted average interest rate of 2.89%.

In May 2007, ACE retired at maturity $1 million of 7.15% medium-term notes.
In May 2007, DPL retired at maturity $50 million of 8.125% medium-term notes.

     In June 2007, PHI issued $250 million of 6.125% notes due 2017 in a public offering. Net proceeds along with cash on hand or short-term debt will be used to repay $300 million of 5.5% notes due August 15, 2007.

In June 2007, DPL retired at maturity $3.2 million of 6.95% first mortgage bonds.
Reclassifications
Certain prior period amounts have been reclassified in order to conform to current period presentations.
New Accounting Standards
FSP FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors"

     In March 2006, the FASB issued FSP FASB Technical Bulletin (FTB) 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP FTB 85-4-1 also amends certain provisions of FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Pepco Holdings has evaluated the impact of FSP FTB 85-4-1 and it does not have a material impact on its overall financial condition, results of operations, or cash flows.

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140"

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" (SFAS No. 155). SFAS No. 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 resolves issues addressed in

Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Pepco Holdings has evaluated the impact of SFAS No. 155 and it does not have a material impact on its overall financial condition, results of operations, or cash flows.

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

     SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Application is to be applied prospectively to all transactions following adoption of SFAS No. 156. Pepco Holdings has evaluated the impact of SFAS No. 156 and it does not have a material impact on its overall financial condition, results of operations, or cash flows.

EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions"

     On June 28, 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3. Pepco Holdings implemented EITF 06-3 during the first quarter of 2007. Taxes included in Pepco Holdings gross revenues were $76.9 million and $63.8 million for the three months ended June 30, 2007 and 2006, respectively, and $150.1 million and $125.4 million for the six months ended June 30, 2007 and 2006, respectively.

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

     FSP FAS 13-2 is effective for the first fiscal year beginning after December 15, 2006 (year ending December 31, 2007 for Pepco Holdings). A material change in the timing of cash flows under Pepco Holdings' cross-border leases as the result of a settlement with the Internal Revenue Service or a change in tax law would require an adjustment to the book value of the leases and a charge to earnings equal to the repricing impact of the disallowed deductions which could result in a material adverse effect on its overall financial condition, results of operations, and cash flows. For a further discussion, see "Federal Tax Treatment of Cross-border Leases" in Note (4), "Commitments and Contingencies."

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

FSP AUG AIR-1, "Accounting for Planned Major Maintenance Activities"

     On September 8, 2006, the FASB issued FSP American Institute of Certified Public Accountants Industry Audit Guide, Audits of Airlines--"Accounting for Planned Major Maintenance Activities" (FSP AUG AIR-1), which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods for all industries. FSP AUG AIR-1 is effective the first fiscal year beginning after December 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Pepco Holdings has evaluated the impact of FSP AUG AIR-1 and it does not have a material impact on its overall financial condition, results of operations, or cash flows.

     EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance -- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance"

     On September 20, 2006, the FASB ratified EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance -- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" (EITF 06-5) which provides guidance on whether an entity should consider the contractual ability to surrender all of the individual-life policies (or certificates under a group life policy) together when determining the amount that could be realized in accordance with FTB 85-4, and whether a guarantee of the additional value associated with the group life policy affects that determination. EITF 06-5 provides that a policyholder should (i) determine the amount that could be realized under the insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy) and (ii) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist unless contractual limitations prescribe that the cash surrender value component of the amount that could be realized is a fixed amount, in which case the amount that could be realized should be discounted in accordance with Accounting Principles Board of the American Institute of Certified Public Accountants Opinion 21. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Pepco Holdings has evaluated the impact of EITF 06-5 and has determined that it does not have a material impact on its overall financial condition, results of operations, cash flows, or disclosure requirements.

FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements"

     On December 21, 2006, the FASB issued FSP No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" (FSP EITF 00-19-2), which addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB SFAS No. 5, "Accounting for Contingencies." FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of its issuance. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years (year ending December 31, 2007 for Pepco Holdings). Pepco Holdings implemented FSP EITF 00-19-2 during the first quarter of 2007. The implementation did not have a material impact on its overall financial condition, results of operations, or cash flows.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115"

     On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS No. 159) which permits entities to elect to measure eligible financial instruments at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of SFAS No. 159 will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

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

FSP FIN 39-1, "Amendment of FASB Interpretation No. 39"

     On April 30, 2007, the FASB issued FSP FIN 39-1, "Amendment of FASB Interpretation No. 39" to amend certain portions of Interpretation 39. The FSP replaces the terms "conditional contracts" and "exchange contracts" in Interpretation 39 with the term "derivative instruments" as defined in Statement 133. The FSP also amends Interpretation 39 to allow for the offsetting of fair value amounts for the right to reclaim cash collateral or receivable, or the obligation to return cash collateral or payable, arising from the same master netting arrangement as the derivative instruments. FSP FIN 39-1 applies to fiscal years beginning after November 15, 2007 (year ending December 31, 2008 for Pepco Holdings), with early adoption permitted. Pepco Holdings is currently in the process of evaluating the impact that FSP FIN 39-1 will have on its overall financial condition, results of operations, cash flows and disclosure requirements.

EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards"

     On June 27, 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11) which provides that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital (APIC). The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards (i.e. the "APIC pool").

     EITF Issue No. 06-11 also provides that when the estimated amount of forfeitures increases or actual forfeitures exceed estimates, the amount of tax benefits previously recognized in APIC should be reclassified into the income statement; however, the amount reclassified is limited to the APIC pool balance on the reclassification date.

     EITF Issue No. 06-11 applies prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years (year ending December 31, 2008 for Pepco Holdings). Early application is permitted as of the beginning of a fiscal year for which interim or annual financial statements have not yet been issued. Retrospective application to previously issued financial statements is prohibited. Entities must disclose the nature of any change in their accounting policy for income tax benefits of dividends on share-based payment awards resulting from the adoption of this guidance. Pepco Holdings is currently in the process of evaluating the impact that EITF Issue No. 06-11 will have on its overall financial condition, results of operations, cash flows and disclosure requirements.

23
(3) SEGMENT INFORMATION

     Based on the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Pepco Holdings' management has identified its operating segments at June 30, 2007 as Power Delivery, Conectiv Energy, Pepco Energy Services, and Other Non-Regulated. Prior to 2007, intrasegment revenues and expenses were not eliminated at the segment level for purposes of presenting segment financial results but rather were eliminated for PHI's consolidated results through the "Corp. & Other" column. Beginning in 2007, intrasegment revenues and expenses are eliminated at the segment level. Segment results for the three months and six months ended June 30, 2006, have been reclassified to conform to the current presentation. Segment financial information for the three and six months ended June 30, 2007 and 2006, is as follows.

	Three Months Ended June 30, 2007 (Millions of dollars)
		Competitive Energy Segments
	Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	Corp. & Other (a)	PHI Cons.
Operating Revenue	$1,162.3	$ 478.2 (b)	$522.6	$ 19.1	$ (97.9)	$ 2,084.3
Operating Expense (c)	1,049.2 (b)	468.1	505.9	1.1	(96.0)	1,928.3
Operating Income	113.1	10.1	16.7	18.0	(1.9)	156.0
Interest Income	1.2	1.7	.6	2.7	(2.7)	3.5
Interest Expense	45.0	8.0	.4	8.8	21.6	83.8
Other Income	5.0	-	.5	4.2	.6	10.3
Preferred Stock Dividends	-	-	-	.6	(.5)	.1
Income Taxes	27.9	2.0	6.7	.1	(8.0)	28.7
Net Income (Loss)	46.4	1.8	10.7	15.4	(17.1)	57.2
Total Assets	9,282.1	1,806.0	602.7	1,635.5	1,204.1	14,530.4
Construction Expenditures	$ 137.1	$ 14.1	$ 5.3	$ -	$ 1.5	$ 158.0

Note:
(a)

Includes unallocated Pepco Holdings' (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of Conectiv assets and liabilities as of the August 1, 2002 acquisition date. Additionally, the Total Assets line item in this column includes Pepco Holdings' goodwill balance. Included in Corp. & Other are intercompany amounts of $(97.8) million for Operating Revenue, $(96.8) million for Operating Expense, $(23.3) million for Interest Income, $(22.7) million for Interest Expense, and $(.6) million for Preferred Stock Dividends.

(b)	Power Delivery purchased electric energy and capacity and natural gas from Conectiv Energy in the amount of $95.2 million for the three months ended June 30, 2007.
(c)

Includes depreciation and amortization of $92.7 million, consisting of $77.6 million for Power Delivery, $9.3 million for Conectiv Energy, $3.2 million for Pepco Energy Services, $.4 million for Other Non-Regulated and $2.2 million for Corp. & Other.

24

	Three Months Ended June 30, 2006 (Millions of dollars)
		Competitive Energy Segments
	Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	Corp. & Other (a)	PHI Cons.
Operating Revenue	$1,179.4	$ 468.5 (b) (e)	$347.5	$ 28.3	$(107.1) (e)	$ 1,916.6
Operating Expense (c)	1,065.7 (b)	458.5 (e)	333.8	1.7	(106.3) (e)	1,753.4
Operating Income	113.7	10.0	13.7	26.6	(.8)	163.2
Interest Income	2.5	2.3	.6	1.7 (f)	(2.9) (e) (f)	4.2
Interest Expense	45.3	9.1	.9	9.5 (f)	20.4 (e) (f)	85.2
Other Income	6.8	(.3)	.4	1.3	.3	8.5
Preferred Stock Dividends	.2	-	-	.6	(.5)	.3
Income Taxes	29.5 (d)	1.3	5.6	.9 (d)	1.9 (d)	39.2
Net Income (Loss)	48.0	1.6	8.2	18.6	(25.2)	51.2
Total Assets	8,747.4	1,886.7	502.2	1,500.6	1,058.7	13,695.6
Construction Expenditures	$ 120.6	$ 2.6	$ 1.2	$ -	$ 3.7	$ 128.1

Note:
(a)

Includes unallocated Pepco Holdings' (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of Conectiv assets and liabilities as of the August 1, 2002 acquisition date. Additionally, the Total Assets line item in this column includes Pepco Holdings' goodwill balance. Included in Corp. & Other are intercompany amounts of $(107.1) million for Operating Revenue, $(105.8) million for Operating Expense, $(20.8) million for Interest Income, $(20.2) million for Interest Expense, and $(.6) million for Preferred Stock Dividends.

(b)	Power Delivery purchased electric energy and capacity and natural gas from Conectiv Energy in the amount of $103.6 million for the three months ended June 30, 2006.
(c)

Includes depreciation and amortization of $104.1 million, consisting of $89.6 million for Power Delivery, $9.1 million for Conectiv Energy, $2.9 million for Pepco Energy Services, $.5 million for Other Non-Regulated and $2.0 million for Corp. & Other.

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

(e)

Due to the reclassification referred to in the introductory paragraph, the Conectiv Energy segment does not include $45.7 million of intrasegment operating revenue and operating expense and $6.7 million of intrasegment interest income and interest expense. Accordingly, the Corp. & Other column does not include an elimination for these amounts.

(f)

Due to the reclassification referred to in the introductory paragraph, the Other Non-Regulated segment does not include $47.8 million of intrasegment interest income and interest expense. Accordingly, the Corp. & Other column does not include an elimination for these amounts.

25

	Six Months Ended June 30, 2007 (Millions of dollars)
		Competitive Energy Segments
	Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	Corp. & Other (a)	PHI Cons.
Operating Revenue	$2,437.4	$ 974.3 (b)	$1,032.5	$ 38.4	$(219.5)	$ 4,263.1
Operating Expense (c)	2,230.1 (b)	925.0	1,014.7	2.1	(217.4)	3,954.5
Operating Income	207.3	49.3	17.8	36.3	(2.1)	308.6
Interest Income	3.0	2.9	1.5	5.4	(6.0)	6.8
Interest Expense	90.5	16.4	1.7	18.0	41.8	168.4
Other Income	9.8	.1	3.8	7.5	.9	22.1
Preferred Stock Dividends	.1	-	-	1.2	(1.1)	.2
Income Taxes	49.9	15.1	8.1	3.8	(16.8)	60.1
Net Income (Loss)	79.6	20.8	13.3	26.2	(31.1)	108.8
Total Assets	9,282.1	1,806.0	602.7	1,635.5	1,204.1	14,530.4
Construction Expenditures	$ 255.4	$ 20.0	$ 7.0	$ -	$ 2.6	$ 285.0

Note:
(a)

Includes unallocated Pepco Holdings' (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of Conectiv assets and liabilities as of the August 1, 2002 acquisition date. Additionally, the Total Assets line item in this column includes Pepco Holdings' goodwill balance. Included in Corp. & Other are intercompany amounts of $(219.5) million for Operating Revenue, $(217.2) million for Operating Expense, $(44.2) million for Interest Income, $(43.0) million for Interest Expense, and $(1.2) million for Preferred Stock Dividends.

(b)	Power Delivery purchased electric energy and capacity and natural gas from Conectiv Energy in the amount of $206.1 million for the six months ended June 30, 2007.
(c)

Includes depreciation and amortization of $185.8 million, consisting of $155.7 million for Power Delivery, $18.6 million for Conectiv Energy, $6.1 million for Pepco Energy Services, $.9 million for Other Non-Regulated and $4.5 million for Corp. & Other.

26

	Six Months Ended June 30, 2006 (Millions of dollars)
		Competitive Energy Segments
	Power Delivery	Conectiv Energy	Pepco Energy Services	Other Non- Regulated	Corp. & Other (a)	PHI Cons.
Operating Revenue	$2,354.2	$984.5 (b) (g)	$717.2	$ 49.2	$(236.6) (g)	$3,868.5
Operating Expense (c)	2,136.6 (b)	951.3 (g)	694.2 (e)	3.3	(234.0) (g)	3,551.4
Operating Income	217.6	33.2	23.0	45.9	(2.6)	317.1
Interest Income	4.8	4.1	1.0	3.1 (h)	(5.3) (g) (h)	7.7
Interest Expense	88.7	17.4	1.7	18.9 (h)	40.1 (g) (h)	166.8
Other Income	9.3	11.7 (d)	.6	2.6	.9	25.1
Preferred Stock Dividends	1.5	-	-	1.2	(2.0)	.7
Income Taxes	55.9	12.9	9.2	3.3	(6.9)	74.4
Net Income (Loss)	85.6 (f)	18.7	13.7	28.2 (f)	(38.2) (f)	108.0
Total Assets	8,747.4	1,886.7	502.2	1,500.6	1,058.7	13,695.6
Construction Expenditures	$ 233.5	$ 5.0	$ 3.9	$ -	$ 5.9	$ 248.3

Note:
(a)

Includes unallocated Pepco Holdings' (parent company) capital costs, such as acquisition financing costs, and the depreciation and amortization related to purchase accounting adjustments for the fair value of Conectiv assets and liabilities as of the August 1, 2002 acquisition date. Additionally, the Total Assets line item in this column includes Pepco Holdings' goodwill balance. Included in Corp. & Other are intercompany amounts of $(238.1) million for Operating Revenue, $(235.4) million for Operating Expense, $(42.2) million for Interest Income, $(41.0) million for Interest Expense, and $(1.2) million for Preferred Stock Dividends.

(b)	Power Delivery purchased electric energy and capacity and natural gas from Conectiv Energy in the amount of $226.3 million for the six months ended June 30, 2006.
(c)

Includes depreciation and amortization of $208.3 million, consisting of $179.6 million for Power Delivery, $18.2 million for Conectiv Energy, $5.8 million for Pepco Energy Services, $.9 million for Other Non-Regulated and $3.8 million for Corp. & Other.

(d)	Includes $12.3 million gain ($7.9 million after tax) related to the gain on disposition of an interest in a cogeneration joint venture.
(e)	Includes $6.5 million impairment loss ($4.2 million after tax) on certain energy services business assets.
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

(g)

Due to the reclassification referred to in the introductory paragraph, the Conectiv Energy segment does not include $81.0 million of intrasegment operating revenue and operating expense and $13.5 million of intrasegment interest income and interest expense. Accordingly, the Corp. & Other column does not include an elimination for these amounts.

(h)

Due to the reclassification referred to in the introductory paragraph, the Other Non-Regulated segment does not include $81.2 million of intrasegment interest income and interest expense. Accordingly, the Corp. & Other column does not include an elimination for these amounts.

27

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

28
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

•

Except as described below, the $520 million Pepco Distribution will be effected by means of the issuance to Pepco of shares of Mirant common stock, which Pepco will be obligated to resell promptly in one or more block sale transactions. If the net proceeds that Pepco receives from the resale of the shares of Mirant common stock are less than $520 million, Pepco will receive a cash payment from Mirant equal to the difference, and if the net proceeds that Pepco receives from the resale of the shares of Mirant common stock are more than $520 million, Pepco will make a cash payment to Mirant equal to the difference.

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

     According to their terms, the Settlement Agreement and the SMECO Settlement Agreement will become effective when the Bankruptcy Court or the U.S. District Court for the Northern District of Texas (the District Court), as applicable, has entered a final order, not subject to appeal or rehearing, approving both the Settlement Agreement and the SMECO Settlement Agreement.

     On August 9, 2006, the Bankruptcy Court issued an order approving the Settlement Agreement and the SMECO Settlement Agreement. On August 18, 2006, certain holders of Mirant bankruptcy claims, who had objected to approval of the Settlement Agreement and the SMECO Settlement Agreement before the Bankruptcy Court, appealed the approval order to the District Court. On December 26, 2006, the District Court issued an order affirming the Bankruptcy Court's order approving the Settlement Agreement. On January 25, 2007, the parties that appealed the Bankruptcy Court's order filed a notice of appeal of the District Court's order with the United States Court of Appeals for the Fifth Circuit (the Fifth Circuit). The brief of the appealing creditors was filed on April 25, 2007, while Mirant's and Pepco's briefs were filed on May 31, 2007.

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

Rate Proceedings

     In electric service distribution base rate cases filed by Pepco in the District of Columbia and Maryland and by DPL in Maryland and in a natural gas distribution base rate case filed by DPL in Delaware, the utility proposed the adoption of a bill stabilization adjustment mechanism (BSA) for retail customers. The BSA would increase rates if revenues from distribution deliveries fall below the level approved by the applicable regulatory commission and will decrease rates if revenues from distribution deliveries are above the commission-approved level. The end result would be that the utility would collect its authorized revenues for distribution deliveries. As a consequence, a BSA "decouples" revenue from unit sales consumption and ties the growth in revenues to the growth in the number of customers. Some advantages of the BSA are that it (i) eliminates revenue fluctuations due to weather and changes in customer usage patterns and, therefore, provides for more predictable utility distribution revenues that are better aligned with costs, (ii) provides for more reliable fixed-cost recovery, (iii) tends to stabilize customers' delivery bills, and (iv) removes any disincentives for the regulated utilities to promote energy efficiency programs for their customers, because it breaks the link between overall sales volumes and delivery revenues. The status of the BSA proposals in each of the jurisdictions is described below in discussion of the respective base rate proceedings.

Delaware

     On August 31, 2006, DPL submitted its 2006 Gas Cost Rate (GCR) filing to the Delaware Public Service Commission (DPSC), which permits DPL to recover gas procurement costs through customer rates. On October 3, 2006, the DPSC issued an initial order approving the proposed rates, which became effective November 1, 2006, subject to refund pending final DPSC approval after evidentiary hearings. On February 23, 2007, DPL submitted an additional filing to the DPSC that proposed an additional 4.3% decrease in the GCR effective April 1, 2007, in compliance with its gas service tariff and to ensure collections are more aligned with expenses. On March 20, 2007, the DPSC approved the rate decrease, subject to refund pending final DPSC approval after evidentiary hearings. On July 17, 2007, the DPSC granted final approval for the GCR, as filed.

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

District of Columbia

     In February 2006, Pepco filed an update to the District of Columbia Generation Procurement Credit (GPC) for the periods February 8, 2002 through February 7, 2004 and February 8, 2004 through February 7, 2005. The GPC provides for sharing of the profit from SOS sales. The updated GPC filing, which was amended in March 2006, in the District of Columbia takes into account the $112.4 million in proceeds received by Pepco from the December 2005 sale of an allowed bankruptcy claim against Mirant arising from a settlement agreement entered into with Mirant relating to Mirant's obligation to supply energy and capacity to fulfill Pepco's SOS obligations in the District of Columbia. The filing also incorporates true-ups to previous disbursements in the GPC for the District of Columbia. In the filing, Pepco requested that $24.3 million be credited to District of Columbia customers during the twelve-month period beginning April 2006. On June 15, 2006, the District of Columbia Public Service Commission (DCPSC) granted conditional approval of the GPC update as filed, effective July 1, 2006, and on May 24, 2007, the DCPSC issued a final approval.

     On December 12, 2006, Pepco submitted an application to the DCPSC to increase electric distribution base rates, including a proposed BSA. The application requested an annual increase of approximately $46.2 million or an overall increase of 13.5%, reflecting a proposed ROE of 10.75%. If the BSA is not approved, the proposed annual increase is $50.5 million or an overall increase of 14.8%, reflecting an ROE of 11.00%. Hearings were held in the case in June 2007. A DCPSC decision is expected in September 2007.

Maryland

     On July 19, 2007, the Maryland Public Service Commission (MPSC) issued orders in the electric service distribution rate cases filed by DPL and Pepco. The DPL order approved a temporary annual increase in distribution rates of approximately $14.9 million (including a decrease in annual depreciation expense of approximately $0.9 million). The Pepco order approved a temporary annual increase in distribution rates of approximately $10.6 million (including a decrease in annual depreciation expense of approximately $30.7 million). In each case, the approved distribution rate reflects an ROE of 10.0%. The orders each provided that the rate increases are effective as of June 16, 2007, and will remain in effect for an initial period of nine months from the date of the order (or until April 19, 2008). The temporary rates are subject to a Phase II proceeding in which the MPSC will consider the results of audits of each company's cost allocation manual, as filed with the MPSC, to determine whether a further adjustment to the rates is required. For each of the utilities, the MPSC approved the proposed BSA, under which customer delivery rates are subject to adjustment quarterly (through a surcharge or credit mechanism), depending on whether actual revenue per customer exceeds or falls short of, the approved revenue per customer amount.

New Jersey

     On June 1, 2007, ACE filed with the New Jersey Board of Public Utilities (NJBPU) an application for permission to decrease the Non Utility Generation Charge (NGC) and increase components of its Societal Benefits Charge (SBC) to be collected from customers for the period October 1, 2007 through September 30, 2008. The proposed changes are designed to effect a true-up of the actual and estimated costs and revenues collected through the current NGC and SBC rates through September 30, 2007 and, in the case of the SBC, forecasted costs and revenues for the period October 1, 2007 through September 30, 2008.

     ACE projects that, as of September 30, 2007, the NGC, which is intended primarily to recover the above-market component of payments made by ACE under non-utility generation contracts and stranded costs associated with those commitments, will have an over-recovery balance of $234.6 million. The filing proposes that the NGC balance, including interest, be amortized and returned to ACE customers over a four-year period, beginning October 1, 2007.

     ACE also projects that, as of September 30, 2007, the SBC, which is intended to allow ACE to recover certain costs involved with various NJBPU-mandated social programs, will have an under-recovery of approximately $21.8 million, primarily due to increased costs associated with funding the New Jersey Clean Energy Program (CEP). In addition, ACE has requested an increase to the SBC to reflect the increased funding levels approved by the NJBPU to $18.9 million for calendar year 2007 and $20.4 million for calendar year 2008, which will require a $42.3 million increase in the SBC for the period of October 1, 2007 to September 30, 2008.

     The net impact of the proposed adjustments to the NGC and the SBC, including associated changes in sales and use tax, is an overall rate decrease of approximately $131.8 million for the period October 1, 2007, through September 30, 2008. The proposed adjustments and the corresponding changes in customer rates are subject to the approval of the NJBPU. If approved and implemented, ACE anticipates that the revised rates will remain in effect until September 30, 2008, subject to an annual true-up and change each year thereafter.

Federal Energy Regulatory Commission

     On May 15, 2007, Pepco, ACE and DPL each updated its FERC-approved formula transmission rates based on its 2006 FERC Form 1. These rates became effective on June 1, 2007, and will provide the following approximate additional annual revenues: for Pepco, $9.5 million; for DPL, $17.2 million; and for ACE, $20 million. These updated rates reflect the end of a settlement adjustment that reduced the prior rate year's (from June 2006 through May 2007) revenues by an annual amount of $25.3 million for the three utilities.

32
ACE Restructuring Deferral Proceeding

     Pursuant to orders issued by the NJBPU under the New Jersey Electric Discount and Energy Competition Act (EDECA), beginning August 1, 1999, ACE was obligated to provide BGS to retail electricity customers in its service territory who did not elect to purchase electricity from a competitive supplier. For the period August 1, 1999 through July 31, 2003, ACE's aggregate costs that it was allowed to recover from customers exceeded its aggregate revenues from supplying BGS. These under-recovered costs were partially offset by a $59.3 million deferred energy cost liability existing as of July 31, 1999 (LEAC Liability) related to ACE's Levelized Energy Adjustment Clause and ACE's Demand Side Management Programs. ACE established a regulatory asset in an amount equal to the balance of under-recovered costs.

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

33
Divestiture Cases
District of Columbia

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed with the DCPSC in July 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's DCPSC-approved divestiture settlement that provided for a sharing of any net proceeds from the sale of Pepco's generation-related assets. One of the principal issues in the case is whether Pepco should be required to share with customers the excess deferred income taxes (EDIT) and accumulated deferred investment tax credits (ADITC) associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code (IRC) and its implementing regulations. As of June 30, 2007, the District of Columbia allocated portions of EDIT and ADITC associated with the divested generating assets were approximately $6.5 million and $5.8 million, respectively.

     Pepco believes that a sharing of EDIT and ADITC would violate the Internal Revenue Service (IRS) normalization rules. Under these rules, Pepco could not transfer the EDIT and the ADITC benefit to customers more quickly than on a straight line basis over the book life of the related assets. Since the assets are no longer owned there is no book life over which the EDIT and ADITC can be returned. If Pepco were required to share EDIT and ADITC and, as a result, the normalization rules were violated, Pepco would be unable to use accelerated depreciation on District of Columbia allocated or assigned property. In addition to sharing with customers the generation-related EDIT and ADITC balances, Pepco would have to pay to the IRS an amount equal to Pepco's District of Columbia jurisdictional generation-related ADITC balance ($5.8 million as of June 30, 2007), as well as its District of Columbia jurisdictional transmission and distribution-related ADITC balance ($4.4 million as of June 30, 2007) in each case as those balances exist as of the later of the date a DCPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the DCPSC order becomes operative.

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

Maryland

    Pepco filed its divestiture proceeds plan application with the MPSC in April 2001. The principal issue in the Maryland case is the same EDIT and ADITC sharing issue that has been raised in the District of Columbia case. See the discussion above under "Divestiture Cases -- District of Columbia." As of June 30, 2007, the Maryland allocated portions of EDIT and ADITC associated with the divested generating assets were approximately $9.1 million and $10.4 million, respectively. Other issues deal with the treatment of certain costs as deductions from the gross proceeds of the divestiture. In November 2003, the Hearing Examiner in the Maryland proceeding issued a proposed order with respect to the application that concluded that Pepco's Maryland divestiture settlement agreement provided for a sharing between Pepco and customers of the EDIT and ADITC associated with the sold assets. Pepco believes that such a sharing would violate the normalization rules (discussed above) and would result in Pepco's inability to use accelerated depreciation on Maryland allocated or assigned property. If the proposed order is affirmed, Pepco would have to share with its Maryland customers, on an approximately 50/50 basis, the Maryland allocated portion of the generation-related EDIT ($9.1 million as of June 30, 2007), and the Maryland-allocated portion of generation-related ADITC. Furthermore, Pepco would have to pay to the IRS an amount equal to Pepco's Maryland jurisdictional generation-related ADITC balance ($10.4 million as of June 30, 2007), as well as its Maryland retail jurisdictional ADITC transmission and distribution-related balance ($7.8 million as of June 30, 2007), in each case as those balances exist as of the later of the date a MPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the MPSC order becomes operative. The Hearing Examiner decided all other issues in favor of Pepco, except for the determination that only one-half of the severance payments that Pepco included in its calculation of corporate reorganization costs should be deducted from the sales proceeds before sharing of the net gain between Pepco and customers. Pepco filed a letter with the MPSC in January 2006, in which it has reiterated that the MPSC should continue to defer any decision on the ADITC and EDIT issues until the IRS issues final regulations or states that its regulations project related to this issue will be terminated without the issuance of any regulations.

     In December 2003, Pepco appealed the Hearing Examiner's decision to the MPSC as it relates to the treatment of EDIT and ADITC and corporate reorganization costs. The MPSC has not issued any ruling on the appeal and Pepco does not believe that it will do so until action is taken by the IRS as described above. However, depending on the ultimate outcome of this proceeding, Pepco could be required to share with its customers approximately 50 percent of the EDIT and ADITC balances described above in addition to the additional gain-sharing payments relating to the disallowed severance payments (which Pepco is not contesting). Such additional payments would be charged to expense in the quarter and year in which a final decision is rendered and could have a material adverse effect on results of operations for those periods. However, neither PHI nor Pepco believes that additional gain-sharing payments, if any, or the ADITC-related payments to the IRS, if required, would have a material adverse impact on its financial position or cash flows.

35
New Jersey

     In connection with the divestiture by ACE of its nuclear generating assets, the NJBPU in July 2000 preliminarily determined that the amount of stranded costs associated with the divested assets that ACE could recover from ratepayers should be reduced by approximately $94.8 million, consisting of $54.1 million of accumulated deferred federal income taxes (ADFIT) associated with accelerated depreciation on the divested nuclear assets, and $40.7 million of current tax loss from selling the assets at a price below the tax basis.

     The $54.1 million in deferred taxes associated with the divested assets' accelerated depreciation; however, is subject to the normalization rules. Due to uncertainty under federal tax law regarding whether the sharing of federal income tax benefits associated with the divested assets, including ADFIT related to accelerated depreciation, with ACE's customers would violate the normalization rules, ACE submitted a request to the IRS for a Private Letter Ruling (PLR) to clarify the applicable law. The NJBPU delayed its final determination of the amount of recoverable stranded costs until after the receipt of the PLR.

     On May 25, 2006, the IRS issued the PLR in which it stated that returning to ratepayers any of the unamortized ADFIT attributable to accelerated depreciation on the divested assets after the sale of the assets by means of a reduction of the amount of recoverable stranded costs would violate the normalization rules.

     On June 9, 2006, ACE submitted a letter to the NJBPU, requesting that the NJBPU conduct proceedings to finalize the determination of the stranded costs associated with the sale of ACE's nuclear assets in accordance with the PLR. In the absence of an NJBPU action regarding ACE's request, on June 22, 2007, ACE filed a motion requesting that the NJBPU issue an order finalizing the determination of such stranded costs in accordance with the PLR. The NJBPU and the other parties in interest have agreed to an expedited schedule for resolution of the motion.

Default Electricity Supply Proceedings
Delaware

     Effective May 1, 2006, SOS replaced fixed-rate POLR service for customers who do not elect to purchase electricity from a competitive supplier. In October 2005, the DPSC approved DPL as the SOS provider to its Delaware delivery customers. DPL obtains the electricity to fulfill its SOS supply obligation under contracts entered pursuant to a competitive bid procedure approved by the DPSC.

     In response to bids received for the May 1, 2006, through May 31, 2007, period, which had the effect of increasing rates significantly for all customer classes, including an average residential customer increase of 59%, as compared to the fixed rates previously in effect, Delaware in April 2006 enacted legislation that provides for a deferral of the financial impact on customers. This legislation provided for a three-step phase-in of the rate increases, with 15% of the increase taking effect on May 1, 2006, 25% of the increase taking effect on January 1, 2007, and any remaining balance taking effect on June 1, 2007, subject to the right of customers to elect not to participate in the deferral program. Customers who do not "opt-out" of the rate deferral program are required to pay the amounts deferred, without any interest charge, over a 17-month period beginning January 1, 2008. As of June 30, 2007, approximately 53% of the eligible Delaware customers have opted not to participate in the deferral of the SOS rates offered by DPL. With approximately 47% of the eligible customers participating in the phase-in program, DPL anticipates a maximum deferral balance of $51.4 million.

Maryland

     Pursuant to orders issued by the MPSC in November 2006, Pepco and DPL each provides SOS to its delivery customers who do not elect to purchase electricity from a competitive supplier. Each company purchases the power supply required to satisfy its SOS obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the MPSC. In March 2006, Pepco and DPL each announced the results of competitive bids to supply electricity to its Maryland SOS customers for one year beginning June 1, 2006. Due to significant increases in the cost of fuels used to generate electricity, the auction results had the effect of increasing the average monthly electric bill by about 38.5% and 35% for Pepco's and DPL's Maryland residential customers, respectively.

     On April 21, 2006, the MPSC approved a settlement agreement among Pepco, DPL, the staff of the MPSC and the Office of People's Counsel, which provides for a rate mitigation plan for the residential customers of each company. Under the plan, the full increase for each company's residential customers who affirmatively elect to participate are being phased-in in increments of 15% on June 1, 2006, 15.7% on March 1, 2007 and the remainder on June 1, 2007. Customers electing to participate in the rate deferral plan will be required to pay the deferred amounts over an 18-month period beginning June 1, 2007. As of June 30, 2007, approximately 2% of Pepco's residential customers and approximately 1% of DPL's residential customers had elected to participate in the phase-in program.

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

Virginia
As discussed below under the heading "DPL Sale of Virginia Operations," DPL has entered into an agreement to sell substantially all of its Virginia electric service operations.

     On April 2, 2007, DPL filed an application with Virginia State Corporation Commission (VSCC) to adjust its Default Service rates covering the period June 1, 2007, to May 31, 2008. The proposed rates for this service during the first month of this period (June 2007) are based on the fuel proxy rate calculation described below. The proposed rates for the remaining 11 months of the period (July 1, 2007 to May 31, 2008) reflect the fuel cost of Default Service supply based upon the results of the competitive bidding wholesale procurement process. The calculations in the application result in a rate decrease of approximately $1.7 million for the period, June 1 to June 30, 2007, and an increase of approximately $4.2 million for the period, July 1, 2007 to May 31, 2008, resulting in an overall annual rate increase of approximately $2.5 million.

     The "fuel proxy rate calculation" was established under a Memorandum of Agreement (MOA) that DPL entered into with the staff of the VSCC in connection with the approval of DPL's divestiture of its generation assets in 2000, and provides for the calculation of the fuel rate portion of Default Service rates that reflect an approximation of the fuel costs that DPL would have incurred had it retained its generating assets. Since June 1, 2006, use of the proxy rate calculation has resulted in DPL being unable to recover fully its cost of providing Default Service. The new rate application reflects DPL's position that the use of the fuel proxy rate calculation to establish Default Service rates terminated on July 1, 2007, and effective that date, it should be permitted to charge customers market based fuel costs. However, pursuant to an order dated June 8, 2007, the VSCC denied the July 1, 2007 rate increase, based on its conclusion that the MOA's provisions relating to fuel costs did not end effective June 30, 2007. As a result of this decision, DPL estimates that it will under-recover its cost of providing Default Service by approximately $1.7 million between June 1, 2007 and the September 30, 2007 expiration of the current SOS supply contract. Thereafter, any ongoing under-recovery will be determined by market rates for the fuel portion of SOS supply and the timing of completion of the sale of DPL's Virginia electric operations as described below under the heading "DPL Sale of Virginia Operations."

     DPL filed a complaint for a declaratory order and preliminary injunctive relief with the U.S. District Court for the Eastern District of Virginia (the Virginia District Court). On July 23, 2007, the Virginia District Court dismissed the complaint and denied injunctive relief, finding that the court lacked subject matter jurisdiction and stating that even if it had subject matter jurisdiction, it would abstain from exercising that jurisdiction to allow the Supreme Court of Virginia to consider the issues upon which the complaint was based. On July 31, 2007, DPL filed a notice of appeal of the VSCC's orders with the Supreme Court of Virginia. The sale of DPL's Virginia electric operations as described below under the heading "DPL Sale of Virginia Operations" is not contingent upon resolution of any of the matters that are at issue in these proceedings. If the sale of the Virginia electric operations is completed, the effect, if any, on these proceedings is not determinable at this time.

ACE Sale of B.L. England Generating Facility

     On February 8, 2007, ACE completed the sale of the B.L. England generating facility to RC Cape May Holdings, LLC (RC Cape May), an affiliate of Rockland Capital Energy Investments, LLC, for which it received proceeds of approximately $9 million, after giving effect to certain post-closing adjustments. In addition, RC Cape May and ACE have agreed to submit to arbitration whether RC Cape May must pay to ACE, as part of the purchase price, an additional $3.1 million remaining in dispute. RC Cape May also assumed certain liabilities associated with the B.L. England generating station, including substantially all environmental liabilities.

     The sale of B.L. England will not affect the stranded costs associated with the plant that already have been securitized. ACE anticipates that approximately $9 million to $10 million of additional regulatory assets related to B.L. England may, subject to NJBPU approval, be eligible for recovery as stranded costs. The emission allowance credits associated with B. L. England will be monetized for the benefit of ACE's ratepayers pursuant to the NJBPU order approving the sale. Net proceeds from the sale of the plant and monetization of the emission allowance credits, will be credited to ACE's ratepayers in accordance with the requirements of EDECA and NJBPU orders. The appropriate mechanism for monetizing the value of the emission allowances for the benefit of ratepayers is being determined in a Phase II proceeding which is currently pending before the NJBPU.

DPL Sale of Virginia Operations

     On June 13, 2007, DPL entered into separate agreements to sell, respectively, all of its distribution assets and a significant portion of its transmission assets in Virginia for an aggregate sales price of approximately $45 million. DPL currently expects the transactions to close during the fourth quarter of 2007, contingent upon the receipt of required regulatory approvals. These sales, if completed, will not result in a significant financial gain or loss to DPL.

Distribution Purchase and Sale Agreement

     DPL has entered into an agreement to sell to A&N Electric Cooperative (A&N) all of its assets principally related to DPL's business of distributing retail electric services to customers located on the Eastern Shore of Virginia for a purchase price of approximately $39.8 million, subject to closing adjustments. The assets to be sold include real and personal property, accounts receivable and customer deposits. A&N will assume certain post-closing liabilities and unknown pre-closing liabilities related to the distribution assets including most environmental liabilities, except that DPL will remain liable for unknown pre-closing liabilities if they become known within six months after the closing date. The completion of the sale is contingent upon approval by the VSCC.

Transmission Purchase and Sale Agreement

     DPL has entered into an agreement to sell to Old Dominion Electric Cooperative (ODEC) certain assets principally related to DPL's provision of electric transmission services located on the Eastern Shore of Virginia for a purchase price of approximately $4.8 million, subject to certain closing adjustments. ODEC will assume certain post-closing liabilities and unknown pre-closing liabilities related to the transmission assets, except that DPL will remain liable for unknown pre-closing liabilities that become known within six months after the closing date. The completion of the sale is contingent upon approval of the transfer by the VSCC and approval of two related agreements by FERC.

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

39

     Since the initial filings in 1993, additional individual suits have been filed against Pepco, and significant numbers of cases have been dismissed. As a result of two motions to dismiss, numerous hearings and meetings and one motion for summary judgment, Pepco has had approximately 400 of these cases successfully dismissed with prejudice, either voluntarily by the plaintiff or by the court. As of June 30, 2007, there are approximately 180 cases still pending against Pepco in the State Courts of Maryland, of which approximately 90 cases were filed after December 19, 2000, and have been tendered to Mirant for defense and indemnification pursuant to the terms of the Asset Purchase and Sale Agreement. Under the terms of the Settlement Agreement, Mirant has agreed to assume this contractual obligation. For a description of the Settlement Agreement, see the discussion of the relationship with Mirant above.

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

Cash Balance Plan Litigation

     In 1999, Conectiv established a cash balance retirement plan to replace defined benefit retirement plans then maintained by ACE and DPL. Following the acquisition by Pepco of Conectiv, this plan became the Conectiv Cash Balance Sub-Plan within the PHI Retirement Plan. In September 2005, three management employees of PHI Service Company filed suit in the U.S. District Court for the District of Delaware (the Delaware District Court) against the PHI Retirement Plan, PHI and Conectiv (the PHI Parties), alleging violations of ERISA, on behalf of a class of management employees who did not have enough age and service when the Cash Balance Sub-Plan was implemented in 1999 to assure that their accrued benefits would be calculated pursuant to the terms of the predecessor plans sponsored by ACE and DPL. A fourth plaintiff was added to the case to represent DPL-heritage "grandfathered" employees who will not be eligible for early retirement at the end of the grandfathered period.

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

     The PHI Parties filed a motion to dismiss the suit, which was denied by the court in July 2006. The Delaware District Court stayed one count of the complaint regarding alleged age discrimination pending a decision in another case before the U.S. Court of Appeals for the Third Circuit (the Third Circuit). In January 2007, the Third Circuit issued a ruling in the other case that PHI believes should result in the favorable disposition of all of the claims (other than the claim of inadequate notice) against the PHI Parties in the Delaware District Court. The PHI

Parties filed pleadings apprising the Delaware District Court of the Third Circuit's decision in February 2007. In March 2007, the plaintiffs filed pleadings apprising the Delaware District Court that the Third Circuit had denied a request for a rehearing in the other case. Also in January 2007, the plaintiffs filed a Motion for Class Certification and the PHI Parties filed their opposition in February 2007. In May 2007, the PHI Parties filed a motion for summary judgment at the close of discovery. Plaintiffs filed their opposition and cross-motion for summary judgment on June 19, 2007.

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

41

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

     As of June 30, 2007, Pepco had accrued $1.7 million to meet its liability for a remedy at the Metal Bank/Cottman Avenue site. While final costs to Pepco of the settlement have not been determined, Pepco believes that its liability at this site will not have a material adverse effect on its financial position, results of operations or cash flows.

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

     Delilah Road Landfill Site. In November 1991, the New Jersey Department of Environmental Protection (NJDEP) identified ACE as a PRP at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an ACO with

NJDEP to remediate the site. The soil cap remedy for the site has been completed and the NJDEP conditionally approved the report submitted by the parties on the implementation of the remedy in January 2003. In March 2004, NJDEP approved a Ground Water Sampling and Analysis Plan. Positive results of groundwater monitoring events have resulted in a reduced level of groundwater monitoring. In August 2006, NJDEP issued a No Further Action Letter (NFA) and Covenant Not to Sue for the site. Among other things, the NFA requires the PRPs to monitor the effectiveness of institutional (deed restriction) and engineering (cap) controls at the site every two years and to continue groundwater monitoring. In December 2006, the PRP group filed a petition with NJDEP seeking approval of semi-annual rather than quarterly ground water monitoring for two years and annual groundwater monitoring thereafter if ground water monitoring results remain consistent or improve relative to prior monitoring data. NJDEP has not acted on the PRP group's petition. In March 2003, EPA demanded from the PRP group reimbursement for EPA's past costs at the site, totaling $168,789. The PRP group objected to the demand for certain costs, but agreed to reimburse EPA approximately $19,000. In a March 19, 2007 letter, EPA demanded from the PRP group reimbursement for EPA's costs at the site between 1985 and 2007 totaling $233,563. The PRP group objected to the demand for these costs for a variety of reasons, including the fact that approximately $97,000 in costs was billed after construction of the remedy by the PRP group was completed. In a June 19, 2007 letter, EPA requested that the PRP group pay $62,623 in response costs and enter into a tolling agreement. In a July 10, 2007 response to EPA, the PRP group indicated a willingness to pay approximately $62,600 (ACE's share of which is one-third) in full satisfaction of EPA's claims for all past and future response costs relating to the site, provided that EPA provides a satisfactory settlement agreement with a covenant not sue and release as to such costs. The PRP group response of July 10, 2007 also questioned the need for a tolling agreement for a site that is the subject of an NFA and accordingly warrants little, if any, activity by EPA. The PRP group is evaluating EPA's July 26, 2007 counteroffer of settlement under which the PRP group would resolve its liability for EPA's past and future costs at the site by paying the offered $62,600 plus a 30% premium to cover the risk associated with EPA's unknown future costs for a total of approximately $81,400. A settlement incorporating these terms also would permit EPA to reopen the settlement in the event of new information or unknown conditions at the site. Based on information currently available, ACE anticipates that its share of additional cost associated with this site for post-remedy operation and maintenance will be approximately $555,000 to $600,000. ACE believes that its liability for post-remedy operation and maintenance costs will not have a material adverse effect on its financial position, results of operations or cash flows.

     Frontier Chemical Site. On June 29, 2007, ACE received a letter from the New York Department of Environmental Conservation (NYDEC) indicating that ACE is a PRP at the Frontier Chemical Waste Processing Company site in Niagara Falls, N.Y. The letter states that NYDEC has hazardous waste manifests indicating that ACE sent in excess of 7,500 gallons of manifested hazardous waste to the site. The letter asks ACE, within 30 days, to express its willingness to enter into an ACO. If ACE is unwilling to enter into the ACO, ACE must respond to NYDEC's request for information within 45 days. ACE informed NYDEC that it has entered into good faith negotiations with a coalescing PRP group to address ACE's responsibility at the site. ACE believes that its responsibility at the site will not have a material adverse effect on its financial position, results of operations or cash flows.

     Deepwater Generating Station. On December 27, 2005, NJDEP issued a Title V Operating Permit for Conectiv Energy's Deepwater Generating Station. The permit includes new limits on unit heat input. In order to comply with these new operational limits, Conectiv Energy restricted the output of the Deepwater Generating Station's Unit 1 and Unit 6/8. In 2006 and the first half of 2007, these restrictions resulted in operating losses of approximately $10,000 per operating day on Unit 6/8, primarily because of lost revenues due to reduced output, and to a lesser degree because of lost revenues related to capacity requirements of the PJM Interconnection, LLC (PJM). Since June 1, 2007, Deepwater Unit 6/8 can operate within the heat input limits set forth in the Title V Operating Permit without restricting output, because of technical improvements that partially corrected the inherent bias in the continuous emissions monitoring system that had caused recorded heat input to be higher than actual heat input. In order to comply with the heat input limit at Deepwater Unit 1, Conectiv Energy continues to restrict Unit 1 output. Beginning with the third quarter 2007, this Unit 1 restriction will result in semi-annual operating losses of approximately $500,000 in 2007 and 2008 due to penalties and lost revenues related to PJM capacity requirements. Beyond 2008, while penalties due to PJM capacity requirements are not expected, further operating losses due to lost revenues related to PJM capacity requirements may continue to be incurred. The operating losses due to reduced output on Unit 1 have been, and will continue to be, insignificant. Conectiv Energy is challenging these heat input restrictions and other provisions of the Title V Operating Permit for Deepwater Generating Station in the New Jersey Office of Administrative Law.

     On April 3, 2007, NJDEP issued an Administrative Order and Notice of Civil Administrative Penalty Assessment (the First Order) alleging that at Conectiv Energy's Deepwater Generating Station, the maximum gross heat input to Unit 1 exceeded the maximum allowable heat input in calendar year 2005 and the maximum gross heat input to Unit 6/8 exceeded the maximum allowable heat input in calendar years 2005 and 2006. The order required the cessation of operation of Units 1 and 6/8 above the alleged permitted heat input levels, assessed a penalty of $1,091,000 and requested that Conectiv Energy provide additional information about heat input to Units 1 and 6/8. Conectiv Energy provided NJDEP Units 1 and 6/8 calendar year 2004 heat input data on May 9, 2005, and calendar years 1995 to 2003 heat input data on July 10, 2007. On May 23, 2007, NJDEP issued a second Administrative Order and Notice of Civil Administrative Penalty Assessment (the Second Order) alleging that the maximum gross heat input to Units 1 and 6/8 exceeded the maximum allowable heat input in calendar year 2004. The Second Order required the cessation of operation of Units 1 and 6/8 above the alleged permitted heat input levels and assessed a penalty of $811,600. Conectiv Energy has requested a contested case hearing challenging the issuance of the First and Second Orders and moved for a stay of the orders pending resolution of the Title V Operating Permit contested case described above.

     Carll's Corner Generating Station. On March 9, 2007, NJDEP issued an Administrative Order of Revocation and Notice of Civil Administrative Penalty Assessment alleging that emissions from Unit 1 at Conectiv Energy's Carll's Corner Generating Station exceeded permitted particulate emissions levels during stack testing performed in June and November 2006. The order revoked Conectiv Energy's authority to operate Unit 1 effective April 21, 2007 and assessed a penalty of $110,000 for the alleged permit violations. Conectiv Energy is continuing to investigate the cause of the stack test results. Conectiv Energy requested a contested case hearing challenging the issuance of the order and moved for a stay of the order of revocation. NJDEP issued stays of the order of revocation until August 31, 2007, to provide time for NJDEP review of June 2007 stack test data and preparation of a settlement agreement rescinding the order of revocation.

44
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

     PHI believes that its tax position related to this transaction is proper based on applicable statutes, regulations and case law and intends to contest the disallowance. However, there is no absolute assurance that Conectiv's position will prevail. If the IRS prevails, Conectiv would be subject to additional income taxes, interest and possible penalties. However, a portion of the denied benefit would be offset by additional tax depreciation.

     As of June 30, 2007, if the IRS fully prevails, the potential cash impact on PHI would be current income tax and interest payments of approximately $29.8 million and the earnings impact would be approximately $8.5 million in after-tax interest.

Federal Tax Treatment of Cross-border Leases
PCI maintains a portfolio of cross-border energy sale-leaseback transactions, which, as of June 30, 2007, had a book value of approximately $1.3 billion.

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

     PCI's leases have been under examination by the IRS as part of the normal PHI tax audit. On June 9, 2006, the IRS issued its final RAR for its audit of PHI's 2001 and 2002 income tax returns. In the RAR, the IRS disallowed the tax benefits claimed by PHI with respect to certain of these leases for those years. The tax benefit claimed by PHI with respect to the leases under audit is approximately $60 million per year and from 2001 through June 30, 2007 were approximately $317 million. PHI has filed a protest against the IRS adjustments and the unresolved audit has been forwarded to the Appeals Office. The ultimate outcome of this issue is uncertain; however, if the IRS prevails, PHI would be subject to additional taxes, along with interest and possibly penalties on the additional taxes, which could have a material adverse effect on PHI's financial condition, results of operations, and cash flows. PHI believes that its tax position related to these transactions was appropriate based on applicable statutes, regulations and case law, and intends to contest the adjustments proposed by the IRS; however, there is no assurance that PHI's position will prevail.

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

46
Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of June 30, 2007, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	DPL	ACE	Other	Total
Energy marketing obligations of Conectiv Energy (1)	$205.5	$-	$-	$-	$205.5
Energy procurement obligations of Pepco Energy Services (1)	45.7	-	-	-	45.7
Guaranteed lease residual values (2)	-	2.9	3.1	.5	6.5
Other (3)	2.6	-	-	1.7	4.3
Total	$253.8	$2.9	$3.1	$2.2	$262.0

1.

Pepco Holdings has contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including requirements under BGS contracts entered into with ACE.

2.

Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of June 30, 2007, obligations under the guarantees were approximately $6.5 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of payment being required under the guarantee is remote.

3.	Other guarantees consist of:
•	Pepco Holdings has guaranteed a subsidiary building lease of $2.6 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
•

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications, LLC. As of June 30, 2007, the guarantees cover the remaining $1.7 million in rental obligations.

47

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

Dividends
On July 26, 2007, Pepco Holdings' Board of Directors declared a dividend on common stock of 26 cents per share payable September 28, 2007, to shareholders of record on September 10, 2007.

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

     The table below provides detail on effective cash flow hedges under SFAS No. 133 included in PHI's Consolidated Balance Sheet as of June 30, 2007. Under SFAS No. 133, cash flow hedges are marked-to-market on the balance sheet with corresponding adjustments to Accumulated Other Comprehensive Income. The data in the table indicates the magnitude of the effective cash flow hedges by hedge type (i.e., other energy commodity and interest rate hedges), maximum term, and portion expected to be reclassified to earnings during the next 12 months.

Cash Flow Hedges Included in Accumulated Other Comprehensive Loss As of June 30, 2007 (Millions of dollars)
Contracts	Accumulated OCI (Loss) After Tax (1)	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
Other Energy Commodity	$(40.3)	$(25.4)	54 months
Interest Rate	(30.7)	(3.7)	302 months
Total	$(71.0)	$(29.1)

(1)

Accumulated Other Comprehensive Loss as of June 30, 2007, includes $(8.4) million for an adjustment for minimum pension liability. This adjustment is not included in this table as it is not a cash flow hedge.

48

     The following table shows, in millions of dollars, the net pre-tax gain or (loss) recognized in earnings for cash flow hedge ineffectiveness for the three and six months ended June 30, 2007 and 2006, and where they were reported in PHI's Consolidated Statements of Earnings during the periods.

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Operating Revenue	$(.1)	$.3	$(.7)	$-
Fuel and Purchased Energy	.3	(.3)	-	(.5)
Total	$.2	$-	$(.7)	$(.5)

     In connection with their energy commodity activities, the Competitive Energy businesses designate certain derivatives as fair value hedges. The net pre-tax gains (losses) recognized during the three and six months ended June 30, 2007 and 2006, and included in the Consolidated Statements of Earnings for fair value hedges and the associated hedged items are shown in the following table, in millions of dollars for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Gain/(Loss) on Derivative Instruments	$.4	$(.4)	$(1.4)	$(5.8)
(Loss)/Gain on Hedged Items	$(.5)	$.1	$1.1	$5.8

     For the three and six months ended June 30, 2007, $1.6 million and $.4 million, respectively, in losses were reclassified from Other Comprehensive Income (OCI) to earnings because the forecasted hedged transactions were deemed no longer probable. For the three months and six months ended June 30, 2006, there were no forecasted hedged transactions or firm commitments deemed to be no longer probable.

     In connection with their other energy commodity activities, the Competitive Energy businesses hold certain derivatives that do not qualify as hedges. Under SFAS No. 133, these derivatives are marked-to-market through earnings with corresponding adjustments on the balance sheet. The pre-tax gains (losses) on these derivatives are included in "Competitive Energy Operating Revenues" and are summarized in the following table, in millions of dollars, for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Proprietary Trading (1)	$-	$-	$-	$-
Other Energy Commodity (2)	9.1	5.5	17.0	22.5
Total	$9.1	$5.5	$17.0	$22.5

     (1) PHI discontinued its proprietary trading activity in 2003.
     (2) Includes $.1 million and $.5 million of ineffective fair value hedge gains for the three and six months ended June 30, 2007, respectively.

49
(6) SUBSEQUENT EVENTS
Maryland Rate Order

     On July 19, 2007, MPSC issued orders in the electricity service distribution base rate cases filed by Pepco and DPL. For further discussion, see "Rate Proceedings" in Note (4), Commitments and Contingencies, herein.

Maryland Income Tax Refund

     On August 1, 2007, Pepco entered into a settlement agreement with the Comptroller of Maryland on a State income tax refund claim relating to Pepco's divestiture of its generation assets in 2000. Under the agreement, Pepco will receive a refund of taxes paid in the amount of approximately $30 million reflecting a correction of the tax basis of assets sold. The refund will be recorded in the third quarter of 2007, and is expected to result, net of related professional fees, in an increase in PHI's net income of approximately $17.7 million.

50
THIS PAGE INTENTIONALLY LEFT BLANK. 51

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Millions of dollars)

Operating Revenue	$495.0	$520.5	$1,001.6	$995.7

Operating Expenses
Fuel and purchased energy	264.3	294.6	560.8	560.3
Other operation and maintenance	71.3	73.2	142.3	144.3
Depreciation and amortization	42.0	40.8	83.9	81.5
Other taxes	72.0	66.0	140.3	130.1
Gain on sale of assets	-	-	(.6)	-
Total Operating Expenses	449.6	474.6	926.7	916.2

Operating Income	45.4	45.9	74.9	79.5

Other Income (Expenses)
Interest and dividend income	.3	1.5	.8	3.0
Interest expense	(18.3)	(19.3)	(36.8)	(38.2)
Other income	3.4	4.5	6.5	8.0
Other expenses	(.1)	(.3)	(.2)	(.3)
Total Other Expenses	(14.7)	(13.6)	(29.7)	(27.5)

Income Before Income Tax Expense	30.7	32.3	45.2	52.0

Income Tax Expense	12.7	13.4	18.5	22.5

Net Income	18.0	18.9	26.7	29.5

Dividends on Redeemable Serial Preferred Stock	-	-	-	1.0

Earnings Available for Common Stock	18.0	18.9	26.7	28.5

Retained Earnings at Beginning of Period	560.2	568.9	559.7	574.3

Cumulative Effect Adjustment Related to the Implementation of FIN 48	-	-	6.8	-

Dividends Paid to Parent	(14.0)	(49.0)	(29.0)	(64.0)

Retained Earnings at End of Period	$564.2	$538.8	$564.2	$538.8

The accompanying Notes are an integral part of these Financial Statements.
52

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
ASSETS	June 30, 2007	December 31, 2006
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$11.0	$12.4
Accounts receivable, less allowance for uncollectible accounts of $18.2 million and $17.4 million, respectively	348.1	318.3
Materials and supplies-at average cost	50.7	42.8
Prepayments of income taxes	88.5	66.5
Prepaid expenses and other	9.2	25.5
Total Current Assets	507.5	465.5

INVESTMENTS AND OTHER ASSETS
Regulatory assets	137.9	127.7
Prepaid pension expense	156.1	160.1
Investment in trust	28.9	29.0
Income taxes receivable	178.2	-
Other	70.7	99.6
Total Investments and Other Assets	571.8	416.4

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	5,281.4	5,157.6
Accumulated depreciation	(2,227.6)	(2,162.5)
Net Property, Plant and Equipment	3,053.8	2,995.1

TOTAL ASSETS	$4,133.1	$3,877.0

The accompanying Notes are an integral part of these Financial Statements.
53

POTOMAC ELECTRIC POWER COMPANY BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	June 30, 2007	December 31, 2006
	(Millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$171.6	$67.1
Current maturities of long-term debt	253.0	210.0
Accounts payable and accrued liabilities	220.1	180.1
Accounts payable to associated companies	65.1	46.0
Capital lease obligations due within one year	5.7	5.5
Taxes accrued	79.1	72.8
Interest accrued	17.0	16.9
Interest and tax liability on uncertain tax positions	63.5	-
Other	153.7	153.6
Total Current Liabilities	1,028.8	752.0

DEFERRED CREDITS
Regulatory liabilities	131.0	146.8
Deferred income taxes	572.9	636.3
Investment tax credits	13.5	14.5
Other postretirement benefit obligation	68.0	69.3
Income taxes payable	125.5	-
Other	75.6	66.0
Total Deferred Credits	986.5	932.9

LONG-TERM LIABILITIES
Long-term debt	912.1	990.0
Capital lease obligations	108.1	110.9
Total Long-Term Liabilities	1,020.2	1,100.9

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDER'S EQUITY
Common stock, $.01 par value, authorized 200,000,000 shares, issued 100 shares	-	-
Premium on stock and other capital contributions	533.4	531.5
Retained earnings	564.2	559.7
Total Shareholder's Equity	1,097.6	1,091.2

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$4,133.1	$3,877.0

The accompanying Notes are an integral part of these Financial Statements.
54

POTOMAC ELECTRIC POWER COMPANY STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2007	2006
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$26.7	$29.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	83.9	81.5
Deferred income taxes	(5.9)	(.4)
Gain on sale of assets	(.6)	-
Changes in:
Accounts receivable	(29.8)	(11.3)
Regulatory assets and liabilities	(34.3)	(12.1)
Accounts payable and accrued liabilities	53.5	20.6
Interest and taxes accrued	1.6	(106.2)
Other changes in working capital	(3.9)	(1.4)
Net other operating	6.4	13.6
Net Cash From Operating Activities	97.6	13.8

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(134.0)	(102.5)
Net other investing activities	.1	(2.0)
Net Cash Used By Investing Activities	(133.9)	(104.5)

FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(29.0)	(64.0)
Dividends paid on preferred stock	-	(1.0)
Issuances of long-term debt	-	109.5
Reacquisition of long-term debt	(35.0)	(109.5)
Issuances of short-term debt, net	104.5	52.4
Redemption of preferred stock	-	(21.5)
Net other financing activities	(5.6)	1.5
Net Cash From (Used By) Financing Activities	34.9	(32.6)

Net Decrease in Cash and Cash Equivalents	(1.4)	(123.3)
Cash and Cash Equivalents at Beginning of Period	12.4	131.4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11.0	$8.1

NONCASH ACTIVITIES
Asset retirement obligations associated with removal costs transferred to regulatory liabilities	$3.1	$(6.8)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes (includes payments to PHI for Federal income taxes)	$23.2	$70.8

The accompanying Notes are an integral part of these Financial Statements.
55

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

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     Pepco's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in Pepco's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of Pepco's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly Pepco's financial condition as of June 30, 2007, in accordance with GAAP. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results for the three and six months ended June 30, 2007 may not be indicative of results that will be realized for the full year ending December 31, 2007 since the sales of electric energy are seasonal.

FIN 46R, "Consolidation of Variable Interest Entities"

     Due to a variable element in the pricing structure of Pepco's purchase power agreement with Panda-Brandywine, L.P. (Panda) entered into in 1991, pursuant to which Pepco is obligated to purchase from Panda 230 megawatts of capacity and energy annually through 2021 (Panda PPA), Pepco potentially assumes the variability in the operations of the plants related to the Panda PPA and therefore has a variable interest in the entity. In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R (revised December 2003), entitled "Consolidation of Variable Interest Entities" (FIN 46R), Pepco continued, during the second quarter of 2007, to conduct exhaustive efforts to obtain information from this entity, but was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether the entity was a variable interest entity or if Pepco was the primary beneficiary. As a result, Pepco has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information, but have not been able to obtain such information.

     Power purchases related to the Panda PPA for the three months ended June 30, 2007 and 2006 were approximately $20 million and $19 million, respectively. Power purchases related to the Panda PPA for the six months ended June 30, 2007 and 2006 were approximately $43 million and $38 million, respectively. Pepco's exposure to loss under the Panda PPA is discussed in Note (4), Commitments and Contingencies, under "Relationship with Mirant Corporation."

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

57

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

Total unrecognized tax benefits that may change over the next twelve months include the matter described in Note (4) Commitments and Contingencies under the heading "IRS Mixed Service Cost Issue."

     Included in the amount of unrecognized tax benefits at January 1, 2007 that, if recognized, would lower the effective tax rate is a state of Maryland claim for refund in the amount of $31.8 million. Pepco filed an amended 2000 Maryland tax return on November 14, 2005 claiming the refund. The amended return claimed additional tax basis for purposes of computing the Maryland tax gain on the sale of Pepco's generating plants based on the tax benefit rule. This claim for refund was rejected by the state. Pepco filed an appeal by letter dated June 28, 2006. The Hearing Officer denied the appeal by a Notice of Final Determination dated February 22, 2007. Pepco petitioned Maryland Tax Court on March 22, 2007 for the refund. The outcome of this case was uncertain at June 30, 2007. Based on the FIN 48 criteria, management did not believe at June 30, 2007 that this refund claim met the financial statement recognition threshold and measurement attribute for recording the tax benefits of this transaction. On August 1, 2007, Pepco entered into a settlement agreement related to this refund claim. For a further discussion, see "Maryland Income Tax Refund" in Note (6), Subsequent Events, herein.

     On May 2, 2007, the FASB issued FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" (FIN 48-1), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Pepco applied the guidance of FIN 48-1 with its adoption of FIN 48 on January 1, 2007.

Components of Net Periodic Benefit Cost

     Pepco accounts for its participation in the Pepco Holdings benefit plans as participation in a multi-employer plan.  PHI's pension and other postretirement net periodic benefit cost for the three months ended June 30, 2007, of $10.8 million includes $3.1 million for Pepco's allocated share. The remaining pension and other postretirement net periodic benefit cost is allocated to other PHI subsidiaries. PHI's pension and other postretirement net periodic benefit cost for the six months ended June 30, 2007, of $27.8 million includes $11.2 million for Pepco's allocated share. The remaining pension and other postretirement net periodic benefit cost is allocated to other PHI subsidiaries. PHI's pension and other postretirement net periodic benefit cost for the three months ended June 30, 2006, of $17.2 million includes $8.2 million for Pepco's allocated share. The remaining pension and other postretirement net periodic benefit cost is allocated to other PHI subsidiaries. The pension net periodic benefit cost for the six months ended June 30, 2006 of $33.7 million includes $16.0 million for Pepco's allocated share. The remaining pension and other postretirement net periodic benefit cost is allocated to other PHI subsidiaries.

58
Reconciliation of Income Tax Expense
A reconciliation of Pepco's income tax expense is as follows:
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Millions of dollars)
Income Before Income Tax Expense	$30.7		$32.3		$45.2		$52.0

Income tax at federal statutory rate	$10.7	.35	$11.3	.35	$15.8	.35	$18.2	.35
Increases (decreases) resulting from:
Depreciation	1.5	.05	1.5	.05	3.0	.07	3.0	.06
Asset removal costs	(.5)	(.02)	(.5)	(.02)	(1.1)	(.02)	(1.9)	(.04)
State income taxes, net of federal effect	1.9	.06	1.9	.06	2.8	.06	3.2	.06
Software amortization	.7	.02	.7	.02	1.5	.03	1.4	.03
Tax credits	(.5)	(.02)	(.5)	(.01)	(1.0)	(.02)	(1.0)	(.02)
Change in estimates related to prior year tax liabilities	(.2)	(.01)	.1	-	(1.0)	(.02)	.2	-
Other	(.9)	(.02)	(1.1)	(.03)	(1.5)	(.04)	(.6)	(.01)

Total Income Tax Expense	$12.7	.41	$13.4	.42	$18.5	.41	$22.5	.43

Amended and Restated Credit Facility
On May 2, 2007, PHI, Pepco, Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE) entered into an amendment and restatement of their principal credit facility.

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

     The facility is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the amended and restated credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, and results of operations or financial condition subsequent to the entry into the amended and restated credit agreement is not a condition to the availability of credit under the facility. Among the covenants to which each of the companies is subject are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the amended and restated credit agreement, which calculation excludes certain trust preferred securities and deferrable interest subordinated debt from the definition of total indebtedness (not to exceed 15% of total capitalization), (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the amended and restated credit agreement, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the amended and restated credit agreement. The agreement does not contain any rating triggers.

Related Party Transactions

          PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including Pepco, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to Pepco for the three months ended June 30, 2007 and 2006 were approximately $30.3 million and $31.0 million, respectively. PHI Service Company costs directly charged or allocated to Pepco for the six months ended June 30, 2007 and 2006 were approximately $61.5 million and $60.6 million, respectively.

     Certain subsidiaries of Pepco Energy Services perform utility maintenance services, including services that are treated as capital costs, for Pepco. Amounts paid by Pepco to these companies for the three months ended June 30, 2007 and 2006 were approximately $7.6 million and $2.6 million, respectively. Amounts paid by Pepco to these companies for the six months ended June 30, 2007 and 2006 were approximately $16.0 million and $4.9 million, respectively.

In addition to the transactions described above, Pepco's Statements of Earnings include the following related party transactions:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Income (Expense)	(Millions of dollars)
Intercompany power purchases - Conectiv Energy Supply (included in fuel and purchased energy)	$(13.8)	$(5.7)	$(29.6)	$(5.7)
Intercompany lease transactions related to computer services and facility and building maintenance (included in other operation and maintenance)	(.2)	(.6)	(.4)	(1.4)
60
As of June 30, 2007 and December 31, 2006, Pepco had the following balances on its Balance Sheets due (to) from related parties:
	2007	2006
Asset (Liability)	(Millions of dollars)
Payable to Related Party (current)
PHI Service Company	$ (14.9)	$ (.9)
PHI Parent	-	(5.0)
Conectiv Energy Supply	(6.1)	(4.8)
Pepco Energy Services (a)	(44.1)	(35.4)

The items listed above are included in the "Accounts payable to associated companies" balance on the Balance Sheet of $65.1 million and $46.0 million at June 30, 2007 and December 31, 2006, respectively.

Money Pool Balance with Pepco Holdings (included in short-term debt in 2007 and cash and cash equivalents in 2006 on the balance sheet)	$(163.5)	$ .4

(a)

Pepco bills customers on behalf of Pepco Energy Services where customers have elected to purchase electricity from Pepco Energy Services as their competitive supplier or where Pepco Energy Services has performed work for certain government agencies under a General Services Administration area-wide agreement.

New Accounting Standards
FSP FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors"

     In March 2006, the FASB issued FSP FASB Technical Bulletin (FTB) 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP FTB 85-4-1 also amends certain provisions of FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (year ending December 31, 2007 for Pepco). Pepco has evaluated the impact of FSP FTB 85-4-1 and it does not have a material impact on its overall financial condition, results of operations, or cash flows.

EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions"

     On June 28, 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3. Pepco implemented EITF 06-3 during the first quarter of 2007. Taxes included in Pepco's gross revenues were $60.5 million and $55.5 million for the three months ended June 30, 2007 and 2006, respectively and $116.6 million and $108.3 million for the six months ended June 30, 2007 and 2006, respectively.

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

FSP AUG AIR-1, "Accounting for Planned Major Maintenance Activities"

     On September 8, 2006, the FASB issued FSP American Institute of Certified Public Accountants Industry Audit Guide, Audits of Airlines--"Accounting for Planned Major Maintenance Activities" (FSP AUG AIR-1), which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods for all industries. FSP AUG AIR-1 is effective the first fiscal year beginning after December 15, 2006 (year ending December 31, 2007 for Pepco). Pepco has evaluated the impact of FSP AUG AIR-1 and it does not have a material impact on its overall financial condition, results of operations, or cash flows.

     EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance -- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance"

     On September 20, 2006, the FASB ratified EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance -- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" (EITF 06-5) which provides guidance on whether an entity should consider the contractual ability to surrender all of the individual-life policies (or certificates under a group life policy) together when determining the amount that could be realized in accordance with FTB 85-4, and whether a guarantee of the additional value associated with the group life policy affects that determination. EITF 06-5 provides that a policyholder should (i) determine the amount that could be realized under the insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy) and (ii) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist unless contractual limitations prescribe that the cash surrender value component of the amount that could be realized is a fixed amount, in which case the amount that could be realized should be discounted in accordance with Accounting Principles Board of the American Institute of Certified Public Accountants Opinion 21. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 (year ending December 31, 2007 for Pepco). Pepco has evaluated the impact of EITF 06-5 and has determined that it does not have a material impact on its overall financial condition, results of operations, cash flows, or disclosure requirements.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115"

     On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS No. 159) which permits entities to elect to measure eligible financial instruments at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of SFAS No. 159 will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

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

•

Except as described below, the $520 million Pepco Distribution will be effected by means of the issuance to Pepco of shares of Mirant common stock, which Pepco will be obligated to resell promptly in one or more block sale transactions.

64

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

     According to their terms, the Settlement Agreement and the SMECO Settlement Agreement will become effective when the Bankruptcy Court or the U.S. District Court for the Northern District of Texas (the District Court), as applicable, has entered a final order, not subject to appeal or rehearing, approving both the Settlement Agreement and the SMECO Settlement Agreement.

     On August 9, 2006, the Bankruptcy Court issued an order approving the Settlement Agreement and the SMECO Settlement Agreement. On August 18, 2006, certain holders of Mirant bankruptcy claims, who had objected to approval of the Settlement Agreement and the SMECO Settlement Agreement before the Bankruptcy Court, appealed the approval order to the District Court. On December 26, 2006, the District Court issued an order affirming the Bankruptcy Court's order approving the Settlement Agreement. On January 25, 2007, the parties that appealed the Bankruptcy Court's order filed a notice of appeal of the District Court's order with the U.S. Court of Appeals for the Fifth Circuit (the Fifth Circuit). The brief of the appealing creditors was filed on April 25, 2007, while Mirant's and Pepco's briefs were filed on May 31, 2007.

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

Rate Proceedings

     In electric service distribution base rate cases filed by Pepco in the District of Columbia and Maryland, Pepco proposed the adoption of a bill stabilization adjustment mechanism (BSA) for retail customers. The BSA would increase rates if revenues from distribution deliveries fall below the level approved by the applicable regulatory commission and will decrease rates if revenues from distribution deliveries are above the commission-approved level. The end result would be that Pepco would collect its authorized revenues for distribution deliveries. As a consequence, a BSA "decouples" revenue from unit sales consumption and ties the growth in revenues to the growth in the number of customers. Some advantages of the BSA are that it (i) eliminates revenue fluctuations due to weather and changes in customer usage patterns and, therefore, provides for more predictable utility distribution revenues that are better aligned with costs, (ii) provides for more reliable fixed-cost recovery, (iii) tends to stabilize customers' delivery bills, and (iv) removes any disincentives for Pepco to promote energy efficiency programs for its customers, because it breaks the link between overall sales volumes and delivery revenues. The status of the BSA proposals in each of the jurisdictions is described below in discussion of the respective base rate proceedings.

District of Columbia

     In February 2006, Pepco filed an update to the District of Columbia Generation Procurement Credit (GPC) for the periods February 8, 2002 through February 7, 2004 and February 8, 2004 through February 7, 2005. The GPC provides for sharing of the profit from SOS sales. The updated GPC filing, which was amended in March 2006, in the District of Columbia takes into account the $112.4 million in proceeds received by Pepco from the December 2005 sale of an allowed bankruptcy claim against Mirant arising from a settlement agreement entered into with Mirant relating to Mirant's obligation to supply energy and capacity to fulfill Pepco's SOS obligations in the District of Columbia. The filing also incorporates true-ups to previous disbursements in the GPC for the District of Columbia. In the filing, Pepco requested that $24.3 million be credited to District of Columbia customers during the twelve-month period beginning April 2006. On June 15, 2006, the District of Columbia Public Service Commission (DCPSC) granted conditional approval of the GPC update as filed, effective July 1, 2006, and on May 24, 2007, the DCPSC issued a final approval.

     On December 12, 2006, Pepco submitted an application to the DCPSC to increase electric distribution base rates, including a proposed BSA. The application requested an annual increase of approximately $46.2 million or an overall increase of 13.5%, reflecting a proposed return on equity (ROE) of 10.75%. If the BSA is not approved, the proposed annual increase is $50.5 million or an overall increase of 14.8%, reflecting an ROE of 11.00%. Hearings were held in the case in June 2007. A DCPSC decision is expected in September 2007.

Maryland

     On July 19, 2007, the Maryland Public Service Commission (MPSC) issued an order in the electric service distribution rate case filed by Pepco. The order approved a temporary annual increase in distribution rates of approximately $10.6 million (including a decrease in annual depreciation expense of approximately $30.7 million). The approved distribution rate reflects an ROE of 10.0%. The order provided that the rate increase is effective as of June 16, 2007, and will remain in effect for an initial period of nine months from the date of the order (or until April 19, 2008). The temporary rate is subject to a Phase II proceeding in which the MPSC will consider the results of an audit of Pepco's cost allocation manual, as filed with the MPSC, to determine whether a further adjustment to the rate is required. The MPSC approved the proposed BSA, under which customer delivery rates are subject to adjustment quarterly (through a surcharge or credit mechanism), depending on whether actual revenue per customer exceeds or falls short of, the approved revenue per customer amount.

Federal Energy Regulatory Commission

     On May 15, 2007, Pepco updated its FERC-approved formula transmission rates based on its 2006 FERC Form 1. These rates became effective on June 1, 2007, and will provide approximately $9.5 million in additional annual revenues.

Divestiture Cases
District of Columbia

     Final briefs on Pepco's District of Columbia divestiture proceeds sharing application were filed with the DCPSC in July 2002 following an evidentiary hearing in June 2002. That application was filed to implement a provision of Pepco's DCPSC-approved divestiture settlement that provided for a sharing of any net proceeds from the sale of Pepco's generation-related assets. One of the principal issues in the case is whether Pepco should be required to share with customers the excess deferred income taxes (EDIT) and accumulated deferred investment tax credits (ADITC) associated with the sold assets and, if so, whether such sharing would violate the normalization provisions of the Internal Revenue Code (IRC) and its implementing regulations. As of June 30, 2007, the District of Columbia allocated portions of EDIT and ADITC associated with the divested generating assets were approximately $6.5 million and $5.8 million, respectively.

     Pepco believes that a sharing of EDIT and ADITC would violate the Internal Revenue Service (IRS) normalization rules. Under these rules, Pepco could not transfer the EDIT and the ADITC benefit to customers more quickly than on a straight line basis over the book life of the related assets. Since the assets are no longer owned there is no book life over which the EDIT and ADITC can be returned. If Pepco were required to share EDIT and ADITC and, as a result, the normalization rules were violated, Pepco would be unable to use accelerated depreciation on District of Columbia allocated or assigned property. In addition to sharing with customers the generation-related EDIT and ADITC balances, Pepco would have to pay to the IRS an amount equal to Pepco's District of Columbia jurisdictional generation-related ADITC balance ($5.8 million as of June 30, 2007), as well as its District of Columbia jurisdictional transmission and distribution-related ADITC balance ($4.4 million as of June 30, 2007) in each case as those balances exist as of the later of the date a DCPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the DCPSC order becomes operative.

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

Maryland

    Pepco filed its divestiture proceeds plan application with the MPSC in April 2001. The principal issue in the Maryland case is the same EDIT and ADITC sharing issue that has been raised in the District of Columbia case. See the discussion above under "Divestiture Cases -- District of Columbia." As of June 30, 2007, the Maryland allocated portions of EDIT and ADITC associated with the divested generating assets were approximately $9.1 million and $10.4 million, respectively. Other issues deal with the treatment of certain costs as deductions from the gross proceeds of the divestiture. In November 2003, the Hearing Examiner in the Maryland proceeding issued a proposed order with respect to the application that concluded that Pepco's Maryland divestiture settlement agreement provided for a sharing between Pepco and customers of the EDIT and ADITC associated with the sold assets. Pepco believes that such a sharing would violate the normalization rules (discussed above) and would result in Pepco's inability to use accelerated depreciation on Maryland allocated or assigned property. If the proposed order is affirmed, Pepco would have to share with its Maryland customers, on an approximately 50/50 basis, the Maryland allocated portion of the generation-related EDIT ($9.1 million as of June 30, 2007), and the Maryland-allocated portion of generation-related ADITC. Furthermore, Pepco would have to pay to the IRS an amount equal to Pepco's Maryland jurisdictional generation-related ADITC balance ($10.4 million as of June 30, 2007), as well as its Maryland retail jurisdictional ADITC transmission and distribution-related balance ($7.8 million as of June 30, 2007), in each case as those balances exist as of the later of the date a MPSC order is issued and all rights to appeal have been exhausted or lapsed, or the date the MPSC order becomes operative. The Hearing Examiner decided all other issues in favor of Pepco, except for the determination that only one-half of the severance payments that Pepco included in its calculation of corporate reorganization costs should be deducted from the sales proceeds before sharing of the net gain between Pepco and customers. Pepco filed a letter with the MPSC in January 2006, in which it has reiterated that the MPSC should continue to defer any decision on the ADITC and EDIT issues until the IRS issues final regulations or states that its regulations project related to this issue will be terminated without the issuance of any regulations.

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

Default Electricity Supply Proceedings
Maryland

     Pursuant to orders issued by the MPSC in November 2006, Pepco provides SOS to its delivery customers who do not elect to purchase electricity from a competitive supplier. Pepco purchases the power supply required to satisfy its SOS obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the MPSC. In March 2006, Pepco announced the results of competitive bids to supply electricity to its Maryland SOS customers for one year beginning June 1, 2006. Due to significant increases in the cost of fuels used to generate electricity, the auction results had the effect of increasing the average monthly electric bill by about 38.5% for Pepco's Maryland residential customers.

     On April 21, 2006, the MPSC approved a settlement agreement among Pepco, its affiliate DPL, the staff of the MPSC and the Office of People's Counsel, which provides for a rate mitigation plan for Pepco's residential customers. Under the plan, the full increase for Pepco's residential customers who affirmatively elect to participate are being phased-in in increments of 15% on June 1, 2006, 15.7% on March 1, 2007 and the remainder on June 1, 2007. Customers electing to participate in the rate deferral plan will be required to pay the deferred amounts over an 18-month period beginning June 1, 2007. As of June 30, 2007, approximately 2% of Pepco's residential customers had elected to participate in the phase-in program.

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

     Since the initial filings in 1993, additional individual suits have been filed against Pepco, and significant numbers of cases have been dismissed. As a result of two motions to dismiss, numerous hearings and meetings and one motion for summary judgment, Pepco has had approximately 400 of these cases successfully dismissed with prejudice, either voluntarily by the plaintiff or by the court. As of June 30, 2007, there are approximately 180 cases still pending against Pepco in the State Courts of Maryland, of which approximately 90 cases were filed after December 19, 2000, and have been tendered to Mirant for defense and indemnification pursuant to the terms of the Asset Purchase and Sale Agreement. Under the terms of the Settlement Agreement, Mirant has agreed to assume this contractual obligation. For a description of the Settlement Agreement, see the discussion of the relationship with Mirant above.

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

     Metal Bank/Cottman Avenue Site. In the early 1970s, Pepco sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, Pepco was notified by the United States Environmental Protection Agency (EPA) that it and a number of other utilities and non-utilities, were potentially responsible parties (PRPs) in connection with the PCB contamination at the site.

     In 1994, an Remedial Investigation/Feasibility Study including a number of possible remedies was submitted to the EPA. In 1997, the EPA issued a Record of Decision that set forth a selected remedial action plan with estimated implementation costs of approximately $17 million. In 1998, the EPA issued a unilateral administrative order to Pepco and 12 other PRPs directing them to conduct the design and actions called for in its decision. In May 2003, two of the potentially liable owner/operator entities filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In October 2003, the bankruptcy court confirmed a reorganization plan that incorporates the terms of a settlement among the two debtor owner/operator entities, the United States and a group of utility PRPs including Pepco (the Utility PRPs). Under the bankruptcy settlement, the reorganized entity/site owner will pay a total of $13.25 million to remediate the site (the Bankruptcy Settlement).

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

     As of June 30, 2007, Pepco had accrued $1.7 million to meet its liability for a remedy at the Metal Bank/Cottman Avenue site. While final costs to Pepco of the settlement have not been determined, Pepco believes that its liability at this site will not have a material adverse effect on its financial position, results of operations or cash flows.

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

     On the same day that the new regulations were released, the IRS issued Revenue Ruling 2005-53, which is intended to limit the ability of certain taxpayers to utilize the method of accounting for income tax purposes they utilized on their tax returns for 2004 and prior years with respect to capitalizable construction costs. In line with this Revenue Ruling, the IRS issued a revenue agent's report for the 2001 and 2002 tax returns, in which the IRS exam team disallowed substantially all of the incremental tax benefits that Pepco, DPL and ACE had claimed on those returns by requiring the companies to capitalize and depreciate certain expenses rather than treat such expenses as current deductions. PHI's protest of the IRS adjustments is among the unresolved audit matters relating to the 2001 and 2002 audits pending before the Appeals Office.

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

(5) SUBSEQUENT EVENTS
Maryland Rate Order

     On July 19, 2007, MPSC issued an order in the electric service distribution base rate case filed by Pepco. For further discussion, see "Rate Proceedings" in Note (4) Commitments and Contingencies, herein.

Maryland Income Tax Refund

     On August 1, 2007, Pepco entered into a settlement agreement with the Comptroller of Maryland on a State income tax refund claim relating to Pepco's divestiture of its generation assets in 2000. Under the agreement, Pepco will receive a refund of taxes paid in the amount of approximately $30 million reflecting a correction of the tax basis of assets sold. The refund will be recorded in the third quarter of 2007, and is expected to result, net of related professional fees, in an increase in Pepco's net income of approximately $17.7 million.

72
THIS PAGE INTENTIONALLY LEFT BLANK. 73

DELMARVA POWER & LIGHT COMPANY STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Millions of dollars)
Operating Revenue
Electric	$265.0	$289.8	$573.7	$547.9
Natural Gas	65.1	49.5	177.9	159.9
Total Operating Revenue	330.1	339.3	751.6	707.8

Operating Expenses
Fuel and purchased energy	182.5	205.4	403.3	367.2
Gas purchased	51.0	39.0	137.1	127.7
Other operation and maintenance	49.8	45.4	99.4	90.6
Depreciation and amortization	18.2	18.8	37.3	38.2
Other taxes	8.5	9.1	17.8	18.8
Gain on sale of assets	-	(.3)	(.6)	(1.1)
Total Operating Expenses	310.0	317.4	694.3	641.4

Operating Income	20.1	21.9	57.3	66.4

Other Income (Expenses)
Interest and dividend income	.1	.2	.7	.5
Interest expense	(10.4)	(10.0)	(21.4)	(19.3)
Other income	.6	2.0	1.1	3.7
Other expense	-	(1.0)	-	(2.2)
Total Other Expenses	(9.7)	(8.8)	(19.6)	(17.3)

Income Before Income Tax Expense	10.4	13.1	37.7	49.1

Income Tax Expense	1.8	6.2	13.1	21.4

Net Income	8.6	6.9	24.6	27.7

Dividends on Redeemable Serial Preferred Stock	-	.2	-	.4

Earnings Available for Common Stock	8.6	6.7	24.6	27.3

Retained Earnings at Beginning of Period	433.9	405.3	426.4	399.7

Dividends Paid to Parent	(19.0)	-	(27.0)	(15.0)

Preferred Stock Redemption	-	-	(.6)	-

Cumulative Effect Adjustment Related to the Implementation of FIN 48	-	-	.1	-

Retained Earnings at End of Period	$423.5	$412.0	$423.5	$412.0

The accompanying Notes are an integral part of these Financial Statements.
74

DELMARVA POWER & LIGHT COMPANY BALANCE SHEETS (Unaudited)
ASSETS	June 30, 2007	December 31, 2006
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$4.3	$8.2
Restricted cash	2.9	-
Accounts receivable, less allowance for uncollectible accounts of $9.0 million and $7.8 million, respectively	195.3	193.7
Fuel, materials and supplies-at average cost	42.7	40.1
Prepayments of income taxes	59.2	46.3
Prepaid expenses and other	16.1	18.4
Total Current Assets	320.5	306.7

INVESTMENTS AND OTHER ASSETS
Goodwill	48.5	48.5
Regulatory assets	182.3	187.2
Prepaid pension expense	175.0	171.8
Other	33.3	18.4
Total Investments and Other Assets	439.1	425.9

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,560.9	2,512.8
Accumulated depreciation	(815.1)	(794.2)
Net Property, Plant and Equipment	1,745.8	1,718.6

TOTAL ASSETS	$2,505.4	$2,451.2

The accompanying Notes are an integral part of these Financial Statements.
75

DELMARVA POWER & LIGHT COMPANY BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	June 30, 2007	December 31, 2006
	(Millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$274.8	$195.9
Current maturities of long-term debt	4.4	64.7
Accounts payable and accrued liabilities	102.1	95.0
Accounts payable to associated companies	36.8	9.6
Taxes accrued	3.8	3.2
Interest accrued	8.6	6.2
Interest and tax liability on uncertain tax positions	34.1	-
Other	57.5	58.4
Total Current Liabilities	522.1	433.0

DEFERRED CREDITS
Regulatory liabilities	286.3	272.4
Deferred income taxes	392.9	424.1
Investment tax credits	9.5	9.9
Above-market purchased energy contracts and other electric restructuring liabilities	22.3	23.5
Other	59.7	49.2
Total Deferred Credits	770.7	779.1

LONG-TERM LIABILITIES
Long-term debt	547.5	551.8

COMMITMENTS AND CONTINGENCIES (NOTE 4)

REDEEMABLE SERIAL PREFERRED STOCK	-	18.2

SHAREHOLDER'S EQUITY
Common stock, $2.25 par value, authorized 1,000,000 shares, issued 1,000 shares	-	-
Premium on stock and other capital contributions	241.6	242.7
Retained earnings	423.5	426.4
Total Shareholder's Equity	665.1	669.1

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,505.4	$2,451.2

The accompanying Notes are an integral part of these Financial Statements. 76

DELMARVA POWER & LIGHT COMPANY STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2007	2006
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$24.6	$27.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	37.3	38.2
Gain on sale of assets	(.6)	(1.1)
Investment tax credit adjustments	(.4)	(.4)
Deferred income taxes	6.8	(18.0)
Changes in:
Accounts receivable	(1.9)	(5.9)
Regulatory assets and liabilities	.6	9.4
Accounts payable and accrued liabilities	37.6	(2.3)
Interest and taxes accrued	.2	(36.5)
Other changes in working capital	(10.1)	15.5
Net other operating	(3.9)	(9.5)
Net Cash From Operating Activities	90.2	17.1

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(59.5)	(75.1)
Restricted cash	(2.9)	-
Proceeds from sale of property	-	2.2
Net other investing activities	.1	(1.6)
Net Cash Used By Investing Activities	(62.3)	(74.5)

FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(27.0)	(15.0)
Dividends paid on preferred stock	-	(.4)
Reacquisition of long-term debt	(64.7)	(2.9)
Issuances of short-term debt, net	78.9	76.0
Redemption of preferred stock	(18.2)	-
Net other financing activities	(.8)	(.7)
Net Cash (Used By) From Financing Activities	(31.8)	57.0

Net Decrease in Cash and Cash Equivalents	(3.9)	(.4)
Cash and Cash Equivalents at Beginning of Period	8.2	7.4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4.3	$7.0

NONCASH ACTIVITIES
Asset retirement obligations associated with removal costs transferred to regulatory liabilities	$4.2	$3.1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes (includes payments to PHI for Federal income taxes)	$11.9	$40.6

The accompanying Notes are an integral part of these Financial Statements. 77

NOTES TO FINANCIAL STATEMENTS
DELMARVA POWER & LIGHT COMPANY
(1) ORGANIZATION

     Delmarva Power & Light Company (DPL) is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia, and provides gas distribution service in northern Delaware. As discussed in Note (4), "Commitments and Contingencies -- DPL Sale of Virginia Operations," DPL in June 2007 entered into an agreement to sell substantially all of its Virginia electric service operations. Additionally, DPL supplies electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier. The regulatory term for this service varies by jurisdiction as follows:

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

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     DPL's unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in DPL's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of DPL's management, the financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly DPL's financial condition as of June 30, 2007, in accordance with GAAP. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results for the three and six months ended June 30, 2007 may not be indicative of results that will be realized for the full year ending December 31, 2007 since the sales of electric energy are seasonal.

78
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

Total unrecognized tax benefits that may change over the next twelve months include the matter described in Note (4) Commitments and Contingencies under the heading "IRS Mixed Service Cost Issue."

     On May 2, 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" (FIN 48-1), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. DPL applied the guidance of FIN 48-1 with its adoption of FIN 48 on January 1, 2007.

79
Components of Net Periodic Benefit Cost

     DPL accounts for its participation in the Pepco Holdings benefit plans as participation in a multi-employer plan.  PHI's pension and other postretirement net periodic benefit cost for the three months ended June 30, 2007, of $10.8 million includes $.9 million for DPL's allocated share. The remaining pension and other postretirement net periodic benefit cost is allocated to other PHI subsidiaries. PHI's pension and other postretirement net periodic benefit cost for the six months ended June 30, 2007, of $27.8 million includes $1.2 million for DPL's allocated share. The remaining pension and other postretirement net periodic benefit cost is allocated to other PHI subsidiaries. PHI's pension and other postretirement net periodic benefit cost for the three months ended June 30, 2006, of $17.2 million includes $.6 million for DPL's allocated share. The remaining pension and other postretirement net periodic benefit cost is allocated to other PHI subsidiaries. The pension net periodic benefit cost for the six months ended June 30, 2006 of $33.7 million includes $.4 million for DPL's allocated share. The remaining pension and other postretirement net periodic benefit cost is allocated to other PHI subsidiaries.

Reconciliation of Income Tax Expense
A reconciliation of DPL's income tax expense is as follows:
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Millions of dollars)
Income Before Income Tax Expense	$10.4		$13.1		$37.7		$49.1

Income tax at federal statutory rate	$ 3.6	.35	$ 4.6	.35	$13.2	.35	$17.2	.35
Increases (decreases) resulting from:
State income taxes, net of federal effect	.6	.05	.6	.05	1.9	.05	3.4	.07
Depreciation	.7	.07	.5	.04	1.2	.03	.9	.02
Tax credits	(.2)	(.02)	(.2)	(.02)	(.4)	(.01)	(.4)	(.01)
Adjustment to prior years' tax	-	-	-	-	-	-	(.8)	(.02)
Change in estimates related to prior year tax liabilities	(2.9)	(.28)	.8	.06	(2.8)	(.07)	1.2	.03
Other	-	-	(.1)	(.01)	-	-	(.1)	-
Total Income Tax Expense	$ 1.8	.17	$ 6.2	.47	$13.1	.35	$21.4	.44

Resolution of Uncertain Tax Positions

     In June 2007, DPL agreed to a settlement with the State of Delaware related to the allocation of a gain on the sale of real property that occurred in 2001, pursuant to which DPL made a cash payment of approximately $12 million, consisting of $7.4 million in tax and $4.6 million in interest. DPL's FIN 48 tax reserves for this issue were in excess of the amount finally settled with the State. As a result, excess reserves of $2.8 million were credited to DPL's income tax expense in the second quarter. Because the matter involved a Conectiv heritage tax contingency that existed at the time of the acquisition of Conectiv in August 2002, an additional adjustment of $1.9 million has been recorded in Corporate and Other to eliminate a portion of the tax benefit recorded by DPL.

80
Amended and Restated Credit Facility
On May 2, 2007, PHI, Potomac Electric Power Company (Pepco), DPL and Atlantic City Electric Company (ACE) entered into an amendment and restatement of their principal credit facility.

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

     The facility is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the amended and restated credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, and results of operations or financial condition subsequent to the entry into the amended and restated credit agreement is not a condition to the availability of credit under the facility. Among the covenants to which each of the companies is subject are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the amended and restated credit agreement, which calculation excludes certain trust preferred securities and deferrable interest subordinated debt from the definition of total indebtedness (not to exceed 15% of total capitalization), (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the amended and restated credit agreement, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the amended and restated credit agreement. The agreement does not include any rating triggers.

Debt
In May 2007, DPL retired at maturity $50 million of 8.125% medium-term notes.
In June 2007, DPL retired at maturity $3.2 million of first mortgage bonds.
81
Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including DPL, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to DPL for the three months ended June 30, 2007 and 2006 were approximately $26.5 million and $25.7 million, respectively. PHI Service Company costs directly charged or allocated to DPL for the six months ended June 30, 2007 and 2006 were approximately $52.7 million and $50.7 million, respectively.

In addition to the PHI Service Company charges described above, DPL's Statements of Earnings include the following related party transactions:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Income (Expense)	(Millions of dollars)
Full Requirements Contract with Conectiv Energy Supply for power, capacity and ancillary services to service POLR (included in fuel and purchased energy expenses)	$ -	$(30.7)	$ -	$(122.2)
SOS agreement with Conectiv Energy Supply (included in fuel and purchased energy)	(59.2)	(46.9)	(135.5)	(59.3)
Intercompany lease transactions (included in electric revenue)	1.9	2.2	3.8	4.0
Transcompany pipeline gas sales with Conectiv Energy Supply (included in gas revenue)	.1	.8	1.6	1.4
Transcompany pipeline gas purchase with Conectiv Energy Supply (included in gas purchased)	(.2)	(.8)	(1.5)	(1.2)
As of June 30, 2007 and December 31, 2006, DPL had the following balances on its Balance Sheets due from/(to) related parties:
	2007	2006
Asset (Liability)	(Millions of dollars)
Receivable from Related Party (current)
PHI Service Company	$-	$46.4
Payable to Related Party (current)
PHI Service Company	(11.1)	-
PHI Parent	-	(24.7)
Conectiv Energy Supply	(21.4)	(24.6)
Pepco Energy Services	(5.5)	(7.7)

The items listed above are included in the "Accounts payable to associated companies" balance on the Balance Sheet of $36.8 million and $9.6 million at June 30, 2007 and December 31, 2006, respectively.

Money Pool Balance with Pepco Holdings (included in short-term debt on balance sheet)	$(140.9)	$-

82
New Accounting Standards
EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions"

     On June 28, 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3. DPL implemented EITF 06-3 during the first quarter of 2007. Taxes included in DPL's gross revenues were $3.0 million and $3.7 million for the three months ended June 30, 2007 and 2006, respectively and $6.2 million and $7.0 million for the six months ended June 30, 2007 and 2006, respectively.

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

FSP AUG AIR-1, "Accounting for Planned Major Maintenance Activities"

     On September 8, 2006, the FASB issued FSP American Institute of Certified Public Accountants Industry Audit Guide, Audits of Airlines--"Accounting for Planned Major Maintenance Activities" (FSP AUG AIR-1), which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods for all industries. FSP AUG AIR-1 is effective the first fiscal year beginning after December 15, 2006 (year ending December 31, 2007 for DPL). DPL has evaluated the impact of FSP AUG AIR-1 and it does not have a material impact on its overall financial condition, results of operations, or cash flows.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115"

     On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS No. 159) which permits entities to elect to measure eligible financial instruments at fair value.

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
(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Rate Proceedings

     In an electric service distribution base rate case filed by DPL in Maryland and in a natural gas distribution base rate case filed by DPL in Delaware, DPL proposed the adoption of a bill stabilization adjustment mechanism (BSA) for retail customers. The BSA would increase rates if revenues from distribution deliveries fall below the level approved by the applicable regulatory commission and will decrease rates if revenues from distribution deliveries are above the commission-approved level. The end result would be that DPL would collect its authorized revenues for distribution deliveries. As a consequence, a BSA "decouples" revenue from unit sales consumption and ties the growth in revenues to the growth in the number of customers. Some advantages of the BSA are that it (i) eliminates revenue fluctuations due to weather and changes in customer usage patterns and, therefore, provides for more predictable utility distribution revenues that are better aligned with costs, (ii) provides for more reliable fixed-cost recovery, (iii) tends to stabilize customers' delivery bills, and (iv) removes any disincentives for

DPL to promote energy efficiency programs for its customers, because it breaks the link between overall sales volumes and delivery revenues. The status of the BSA proposals in each of the jurisdictions is described below in discussion of the respective base rate proceedings.

Delaware

     On August 31, 2006, DPL submitted its 2006 Gas Cost Rate (GCR) filing to the Delaware Public Service Commission (DPSC), which permits DPL to recover gas procurement costs through customer rates. On October 3, 2006, the DPSC issued an initial order approving the proposed rates, which became effective November 1, 2006, subject to refund pending final DPSC approval after evidentiary hearings. On February 23, 2007, DPL submitted an additional filing to the DPSC that proposed an additional 4.3% decrease in the GCR effective April 1, 2007, in compliance with its gas service tariff and to ensure collections are more aligned with expenses. On March 20, 2007, the DPSC approved the rate decrease, subject to refund pending final DPSC approval after evidentiary hearings. On July 17, 2007, the DPSC granted final approval for the GCR, as filed.

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

Maryland

     On July 19, 2007, the Maryland Public Service Commission (MPSC) issued an order in the electric service distribution rate cases filed by DPL. The order approved a temporary annual increase in distribution rates of approximately $14.9 million (including a decrease in annual depreciation expense of approximately $0.9 million). The approved distribution rate reflects an ROE of 10.0%. The order provided that the rate increase is effective as of June 16, 2007, and will remain in effect for an initial period of nine months from the date of the order (or until April 19, 2008). The temporary rate is subject to a Phase II proceeding in which the MPSC will consider the results of an audit of DPL's cost allocation manual, as filed with the MPSC, to determine whether a further adjustment to the rate is required. The MPSC approved the proposed BSA, under which customer delivery rates are subject to adjustment quarterly (through a surcharge or credit mechanism), depending on whether actual revenue per customer exceeds or falls short of, the approved revenue per customer amount.

85
Federal Energy Regulatory Commission

     On May 15, 2007, DPL updated its FERC-approved formula transmission rates based on its 2006 FERC Form 1. These rates became effective on June 1, 2007, and will provide approximately $17.2 million in additional annual revenues.

Default Electricity Supply Proceedings
Delaware

     Effective May 1, 2006, SOS replaced fixed-rate POLR service for customers who do not elect to purchase electricity from a competitive supplier. In October 2005, the DPSC approved DPL as the SOS provider to its Delaware delivery customers. DPL obtains the electricity to fulfill its SOS supply obligation under contracts entered pursuant to a competitive bid procedure approved by the DPSC.

     In response to bids received for the May 1, 2006, through May 31, 2007, period, which had the effect of increasing rates significantly for all customer classes, including an average residential customer increase of 59%, as compared to the fixed rates previously in effect, Delaware in April 2006 enacted legislation that provides for a deferral of the financial impact on customers. This legislation provided for a three-step phase-in of the rate increases, with 15% of the increase taking effect on May 1, 2006, 25% of the increase taking effect on January 1, 2007, and any remaining balance taking effect on June 1, 2007, subject to the right of customers to elect not to participate in the deferral program. Customers who do not "opt-out" of the rate deferral program are required to pay the amounts deferred, without any interest charge, over a 17-month period beginning January 1, 2008. As of June 30, 2007, approximately 53% of the eligible Delaware customers have opted not to participate in the deferral of the SOS rates offered by DPL. With approximately 47% of the eligible customers participating in the phase-in program, DPL anticipates a maximum deferral balance of $51.4 million.

Maryland

     Pursuant to orders issued by the MPSC in November 2006, DPL provides SOS to its delivery customers who do not elect to purchase electricity from a competitive supplier. DPL purchases the power supply required to satisfy its SOS obligations from wholesale suppliers under contracts entered into pursuant to a competitive bid procedure approved and supervised by the MPSC. In March 2006, DPL each announced the results of competitive bids to supply electricity to its Maryland SOS customers for one year beginning June 1, 2006. Due to significant increases in the cost of fuels used to generate electricity, the auction results had the effect of increasing the average monthly electric bill by about 35% for DPL's Maryland residential customers.

     On April 21, 2006, the MPSC approved a settlement agreement among DPL, its affiliate Pepco, the staff of the MPSC and the Office of People's Counsel, which provides for a rate mitigation plan for DPL's residential customers. Under the plan, the full increase for DPL's residential customers who affirmatively elect to participate are being phased-in in increments of 15% on June 1, 2006, 15.7% on March 1, 2007 and the remainder on June 1, 2007. Customers electing to participate in the rate deferral plan will be required to pay the deferred amounts over an 18-month period beginning June 1, 2007. As of June 30, 2007, approximately 1% of DPL's residential customers had elected to participate in the phase-in program.

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

Virginia
As discussed below under the heading "DPL Sale of Virginia Operations," DPL has entered into an agreement to sell substantially all of its Virginia electric service operations.

     On April 2, 2007, DPL filed an application with Virginia State Corporation Commission (VSCC) to adjust its Default Service rates covering the period June 1, 2007, to May 31, 2008. The proposed rates for this service during the first month of this period (June 2007) are based on the fuel proxy rate calculation described below. The proposed rates for the remaining 11 months of the period (July 1, 2007 to May 31, 2008) reflect the fuel cost of Default Service supply based upon the results of the competitive bidding wholesale procurement process. The calculations in the application result in a rate decrease of approximately $1.7 million for the period, June 1 to June 30, 2007, and an increase of approximately $4.2 million for the period, July 1, 2007 to May 31, 2008, resulting in an overall annual rate increase of approximately $2.5 million.

     The "fuel proxy rate calculation" was established under a Memorandum of Agreement (MOA) that DPL entered into with the staff of the VSCC in connection with the approval of DPL's divestiture of its generation assets in 2000, and provides for the calculation of the fuel rate portion of Default Service rates that reflect an approximation of the fuel costs that DPL would have incurred had it retained its generating assets. Since June 1, 2006, use of the proxy rate calculation has resulted in DPL being unable to recover fully its cost of providing Default Service. The new rate application reflects DPL's position that the use of the fuel proxy rate calculation to establish Default Service rates terminated on July 1, 2007, and effective that date, it should be permitted to charge customers market based fuel costs. However, pursuant to an order dated June 8, 2007, the VSCC denied the July 1, 2007 rate increase, based on its conclusion that the MOA's provisions relating to fuel costs did not end effective June 30, 2007. As a result of this decision, DPL estimates that it will under-recover its cost of providing Default Service by approximately $1.7 million between June 1, 2007 and the September 30, 2007 expiration of the current SOS supply contract. Thereafter, any ongoing under-recovery will be determined by market rates for the fuel portion of SOS supply and the timing of completion of the sale of DPL's Virginia electric operations as described below under the heading "DPL Sale of Virginia Operations."

     DPL filed a complaint for a declaratory order and preliminary injunctive relief with the U.S. District Court for the Eastern District of Virginia (the Virginia District Court). On July 23,

2007, the Virginia District Court dismissed the complaint and denied injunctive relief, finding that the court lacked subject matter jurisdiction and stating that even if it had subject matter jurisdiction, it would abstain from exercising that jurisdiction to allow the Supreme Court of Virginia to consider the issues upon which the complaint was based. On July 31, 2007, DPL filed a notice of appeal of the VSCC's orders with the Supreme Court of Virginia. The sale of DPL's Virginia electric operations as described below under the heading "DPL Sale of Virginia Operations" is not contingent upon resolution of any of the matters that are at issue in these proceedings. If the sale of the Virginia electric operations is completed, the effect, if any, on these proceedings is not determinable at this time.

DPL Sale of Virginia Operations

     On June 13, 2007, DPL entered into separate agreements to sell, respectively, all of its distribution assets and a significant portion of its transmission assets in Virginia for an aggregate sales price of approximately $45 million. DPL currently expects the transactions to close during the fourth quarter of 2007, contingent upon the receipt of required regulatory approvals. These sales, if completed, will not result in a significant financial gain or loss to DPL.

Distribution Purchase and Sale Agreement

     DPL has entered into an agreement to sell to A&N Electric Cooperative (A&N) all of its assets principally related to DPL's business of distributing retail electric services to customers located on the Eastern Shore of Virginia for a purchase price of approximately $39.8 million, subject to closing adjustments. The assets to be sold include real and personal property, accounts receivable and customer deposits. A&N will assume certain post-closing liabilities and unknown pre-closing liabilities related to the distribution assets including most environmental liabilities, except that DPL will remain liable for unknown pre-closing liabilities if they become known within six months after the closing date. The completion of the sale is contingent upon approval by the VSCC.

Transmission Purchase and Sale Agreement

     DPL has entered into an agreement to sell to Old Dominion Electric Cooperative (ODEC) certain assets principally related to DPL's provision of electric transmission services located on the Eastern Shore of Virginia for a purchase price of approximately $4.8 million, subject to certain closing adjustments. ODEC will assume certain post-closing liabilities and unknown pre-closing liabilities related to the transmission assets, except that DPL will remain liable for unknown pre-closing liabilities that become known within six months after the closing date. The completion of the sale is contingent upon approval of the transfer by the VSCC and approval of two related agreements by FERC.

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

     Metal Bank/Cottman Avenue Site. In the early 1970s, DPL sold scrap transformers, some of which may have contained some level of PCBs, to a metal reclaimer operating at the Metal Bank/Cottman Avenue site in Philadelphia, Pennsylvania, owned by a nonaffiliated company. In December 1987, DPL was notified by the United States Environmental Protection Agency (EPA) that it and a number of other utilities and non-utilities, were potentially responsible parties (PRPs) in connection with the PCB contamination at the site. In 1999, DPL entered into a de minimis settlement with EPA and paid approximately $107,000 to resolve its liability for cleanup costs at the Metal Bank/Cottman Avenue site. The de minimis settlement did not resolve DPL's responsibility for natural resource damages, if any, at the site. DPL believes that any liability for natural resource damages at this site will not have a material adverse effect on its financial position, results of operations or cash flows.

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

     On the same day that the new regulations were released, the IRS issued Revenue Ruling 2005-53, which is intended to limit the ability of certain taxpayers to utilize the method of accounting for income tax purposes they utilized on their tax returns for 2004 and prior years with respect to capitalizable construction costs. In line with this Revenue Ruling, the IRS issued a revenue agent's report for the 2001 and 2002 tax returns, in which the IRS exam team disallowed substantially all of the incremental tax benefits that DPL had claimed on those returns by requiring the companies to capitalize and depreciate certain expenses rather than treat such expenses as current deductions. PHI's protest of the IRS adjustments is among the unresolved audit matters relating to the 2001 and 2002 audits pending before the Appeals Office.

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

(5) SUBSEQUENT EVENT

     On July 19, 2007, MPSC issued an order in the electric service distribution base rate case filed by DPL. For a further discussion, see "Rate Proceedings" in Note (4) Commitments and Contingencies, herein.

90
THIS PAGE INTENTIONALLY LEFT BLANK. 91

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Millions of dollars)

Operating Revenue	$338.3	$299.0	$676.5	$600.5

Operating Expenses
Fuel and purchased energy	243.0	210.9	466.8	401.5
Other operation and maintenance	37.3	36.7	76.9	74.9
Depreciation and amortization	17.4	29.8	34.5	59.6
Other taxes	4.0	5.3	9.7	10.4
Deferred electric service costs	(10.0)	(25.8)	16.0	(11.7)
Gain on sale of asset	(.1)	-	(.4)	-
Total Operating Expenses	291.6	256.9	603.5	534.7

Operating Income	46.7	42.1	73.0	65.8

Other Income (Expenses)
Interest and dividend income	.4	.1	.8	.3
Interest expense	(16.2)	(16.0)	(32.2)	(31.2)
Other income	1.2	1.4	2.4	2.8
Other expense	-	(.1)	-	(3.1)
Total Other Expenses	(14.6)	(14.6)	(29.0)	(31.2)

Income Before Income Tax Expense	32.1	27.5	44.0	34.6

Income Tax Expense	12.9	7.8	17.2	9.5

Income from Continuing Operations	19.2	19.7	26.8	25.1

Discontinued Operations (Note 5)
Income from operations (net of taxes of zero and $.6 million for the three months ended June 30, 2007 and 2006, respectively, and $.1 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively)	-	.8	.1	1.6

Net Income	19.2	20.5	26.9	26.7

Dividends on Redeemable Serial Preferred Stock	.1	.1	.1	.1

Earnings Available for Common Stock	19.1	20.4	26.8	26.6

Retained Earnings at Beginning of Period	119.7	165.8	132.0	178.6

Dividends Paid to Parent	(10.0)	-	(30.0)	(19.0)

Retained Earnings at End of Period	$128.8	$186.2	$128.8	$186.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.
92

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
ASSETS	June 30, 2007	December 31, 2006
	(Millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$4.4	$5.5
Restricted cash	7.0	9.0
Accounts receivable, less allowance for uncollectible accounts of $5.0 million and $5.5 million, respectively	189.2	163.0
Fuel, materials and supplies-at average cost	14.0	12.6
Prepayments of income taxes	64.9	54.5
Prepaid expenses and other	69.3	16.9
B.L. England assets held for sale	-	14.4
Total Current Assets	348.8	275.9

INVESTMENTS AND OTHER ASSETS
Regulatory assets	855.0	857.5
Restricted funds held by trustee	12.6	17.5
Prepaid pension expense	9.8	11.7
Other	39.0	19.5
B.L. England assets held for sale	-	79.2
Total Investments and Other Assets	916.4	985.4

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,995.5	1,942.9
Accumulated depreciation	(617.1)	(599.1)
Net Property, Plant and Equipment	1,378.4	1,343.8

TOTAL ASSETS	$2,643.6	$2,605.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.
93

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED BALANCE SHEETS (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY	June 30, 2007	December 31, 2006
	(Millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$111.4	$23.8
Current maturities of long-term debt	80.4	45.9
Accounts payable and accrued liabilities	134.0	110.3
Accounts payable to associated companies	20.8	27.3
Taxes accrued	9.4	8.5
Interest accrued	13.4	13.7
Interest and tax liability on uncertain tax positions	26.6	-
Other	39.2	38.1
Liabilities associated with B.L. England assets held for sale	-	.9
Total Current Liabilities	435.2	268.5

DEFERRED CREDITS
Regulatory liabilities	359.4	360.2
Deferred income taxes	439.1	441.0
Investment tax credits	8.5	14.9
Other postretirement benefit obligation	38.8	27.1
Other	26.7	14.0
Liabilities associated with B.L. England assets held for sale	-	78.6
Total Deferred Credits	872.5	935.8

LONG-TERM LIABILITIES
Long-term debt	415.7	465.7
Transition Bonds issued by ACE Funding	449.6	464.4
Total Long-Term Liabilities	865.3	930.1

COMMITMENTS AND CONTINGENCIES (NOTE 4)

REDEEMABLE SERIAL PREFERRED STOCK	6.2	6.2

SHAREHOLDER'S EQUITY
Common stock, $3.00 par value, authorized 25,000,000 shares, 8,546,017 shares outstanding	25.6	25.6
Premium on stock and other capital contributions	310.0	306.9
Retained earnings	128.8	132.0
Total Shareholder's Equity	464.4	464.5

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,643.6	$2,605.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.
94

ATLANTIC CITY ELECTRIC COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2007	2006
	(Millions of dollars)
OPERATING ACTIVITIES
Net income	$26.9	$26.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	34.5	59.6
Deferred income taxes	25.1	.3
Gain on sale of assets	(.4)	-
Changes in:
Accounts receivable	(25.7)	32.3
Accounts payable and accrued liabilities	18.8	(69.8)
Prepaid New Jersey sales and excise tax	(53.0)	(48.7)
Regulatory assets and liabilities	9.5	(9.6)
Interest and taxes accrued	(10.6)	(40.2)
Other changes in working capital	(.1)	(5.4)
Net other operating	(1.0)	1.5
Net Cash From (Used By) Operating Activities	24.0	(53.3)

INVESTING ACTIVITIES
Net investment in property, plant and equipment	(61.9)	(55.9)
Proceeds from sale of assets	9.0	-
Net other investing activities	1.7	1.7
Net Cash Used By Investing Activities	(51.2)	(54.2)

FINANCING ACTIVITIES
Dividends paid to Pepco Holdings	(30.0)	(19.0)
Dividends paid on preferred stock	(.1)	(.1)
Issuances of long-term debt	-	105.0
Reacquisition of long-term debt	(30.3)	(78.8)
Issuances of short-term debt, net	87.6	90.4
Net other financing activities	(1.1)	7.6
Net Cash From Financing Activities	26.1	105.1

Net Decrease in Cash and Cash Equivalents	(1.1)	(2.4)
Cash and Cash Equivalents at Beginning of Period	5.5	8.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4.4	$5.8

NON-CASH ACTIVITIES
Capital contribution in respect of certain intercompany transactions	$3.0	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes (includes payments to PHI for Federal income taxes)	$4.8	$28.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.
95

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

(2) ACCOUNTING POLICY, PRONOUNCEMENTS, AND OTHER DISCLOSURES
Financial Statement Presentation

     ACE's unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in ACE's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of ACE's management, the consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to present fairly ACE's financial condition as of June 30, 2007, in accordance with GAAP. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Interim results for the three and six months ended June 30, 2007 may not be indicative of results that will be realized for the full year ending December 31, 2007 since the sales of electric energy are seasonal.

FIN 46R, "Consolidation of Variable Interest Entities"

     ACE has power purchase agreements (PPAs) with a number of entities, including three contracts between unaffiliated non-utility generators (NUGs) and ACE. Due to a variable element in the pricing structure of the NUGs, ACE potentially assumes the variability in the operations of the plants related to these PPAs and, therefore, has a variable interest in the entities. In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R (revised December 2003), entitled "Consolidation of Variable Interest Entities" (FIN 46R), ACE continued, during the second quarter of 2007, to conduct exhaustive efforts to obtain information from these entities, but was unable to obtain sufficient information to conduct the analysis required under FIN 46R to determine whether these three entities were variable interest entities or if ACE was the primary beneficiary. As a result, ACE has applied the scope exemption from the application of FIN 46R for enterprises that have conducted exhaustive efforts to obtain the necessary information, but have not been able to obtain such information.

     Net power purchase activities with the counterparties to the NUGs for the three months ended June 30, 2007 and 2006 were approximately $77 million and $79 million, respectively, of which $70 million for each period was related to power purchases under the NUGs. Net power purchase activities with the counterparties to the NUGs for the six months ended June 30, 2007 and 2006 were approximately $159 million and $163 million, respectively, of which $143 million and $144 million, respectively, related to power purchases under the NUGs. ACE does not have exposure to loss under the PPA agreements since cost recovery will be achieved from its customers through regulated rates.

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

Total unrecognized tax benefits that may change over the next twelve months include the matter described in Note (4), "Commitments and Contingencies" under the heading "IRS Mixed Service Cost Issue."

     On May 2, 2007, the FASB issued FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" (FIN 48-1), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. ACE applied the guidance of FIN 48-1 with its adoption of FIN 48 on January 1, 2007.

Components of Net Periodic Benefit Cost

     ACE accounts for its participation in the Pepco Holdings benefit plans as participation in a multi-employer plan. PHI's pension and other postretirement net periodic benefit cost for the three months ended June 30, 2007, of $10.8 million includes $2.3 million for ACE's allocated share. The remaining pension and other postretirement net periodic benefit cost is allocated to other PHI subsidiaries. PHI's pension and other postretirement net periodic benefit cost for the six months ended June 30, 2007, of $27.8 million includes $5.7 million for ACE's allocated share. The remaining pension and other postretirement net periodic benefit cost is allocated to other PHI subsidiaries. PHI's pension and other postretirement net periodic benefit cost for the three months ended June 30, 2006, of $17.2 million includes $2.5 million for ACE's allocated share. The remaining pension and other postretirement net periodic benefit cost is allocated to other PHI subsidiaries. The pension net periodic benefit cost for the six months ended June 30, 2006 of $33.7 million includes $7.1 million for ACE's allocated share. The remaining pension and other postretirement net periodic benefit cost is allocated to other PHI subsidiaries.

98
Reconciliation of Consolidated Income Tax Expense
A reconciliation of ACE's consolidated income tax expense is as follows:
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Millions of dollars)
Income Before Income Tax Expense and Discontinued Operations	$32.1		$27.5		$44.0		$34.6

Income tax at federal statutory rate	$11.2	.35	$ 9.6	.35	$15.4	.35	$12.1	.35
Increases (decreases) resulting from:
State income taxes, net of federal effect	2.1	.07	1.9	.07	2.9	.07	2.6	.08
Depreciation	.1	-	-	-	.2	-	.1	-
Tax credits	(.3)	(.01)	(.3)	(.01)	(.7)	(.02)	(.7)	(.02)
Adjustment to prior years' tax	-	-	-	-	(.1)	-	(1.6)	(.05)
Change in estimates related to prior year tax liabilities	(.2)	(.01)	(3.4)	(.13)	(.4)	(.01)	(3.0)	(.09)
Other	-	-	-	-	(.1)	-	-	-
Total Consolidated Income Tax Expense	$12.9	.40	$ 7.8	.28	$17.2	.39	$ 9.5	.27

Amended and Restated Credit Facility
On May 2, 2007, PHI, Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL) and ACE entered into an amendment and restatement of their principal credit facility.

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

     The facility is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the amended and restated credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, and results of operations or financial condition subsequent to the entry into the amended and restated credit agreement is not a condition to the availability of credit under the facility. Among the covenants to which each of the companies is subject are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the amended and restated credit agreement, which calculation excludes certain trust preferred securities and deferrable interest subordinated debt from the definition of total indebtedness (not to exceed 15% of total capitalization), (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the amended and restated credit agreement, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the amended and restated credit agreement. The agreement does not include any rating triggers.

Debt
In April 2007, ACE retired at maturity $15 million of 7.52% medium-term notes.

     In April 2007, Atlantic City Electric Transition Funding LLC (ACE Funding) made principal payments of $4.9 million on Series 2002-1 Transition Bonds, Class A-1 and $2.0 million on Series 2003-1 Transition Bonds, Class A-1 with a weighted average interest rate of 2.89%.

In May 2007, ACE retired at maturity $1 million of 7.15% medium-term notes.
Related Party Transactions

     PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including ACE, pursuant to a service agreement. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries' share of employees, operating expenses, assets, and other cost causal methods. These intercompany transactions are eliminated in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to ACE for the three and six months ended June 30, 2007 and 2006 were $19.3 million and $20.2 million, and $39.4 million and $41.4 million, respectively.

In addition to the PHI Service Company charges described above, ACE's Consolidated Statements of Earnings include the following related party transactions:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Income (Expense)	(Millions of dollars)
Purchased power from Conectiv Energy Supply (included in fuel and purchased energy expenses)	$(22.2)	$(20.3)	$(41.0)	$(39.1)
Meter reading services provided by Millennium Account Services, LLC (b)	.9	.9	1.9	1.9
Intercompany lease transactions (b)	(.3)	.1	(.7)	-
Intercompany use revenue (a)	.4	.2	1.0	.5
Intercompany use expense (a)	(.4)	(.2)	(1.0)	(.4)
(a) Included in operating revenue
(b) Included in operation and maintenance
100
As of June 30, 2007 and December 31, 2006, ACE had the following balances on its Consolidated Balance Sheets due (to) from related parties:
	2007	2006
Asset (Liability)	(Millions of dollars)
Receivable from Related Party (current)
PHI Parent	$-	$8.4
Payable to Related Party (current)
PHI Service Company	(9.1)	(28.7)
Conectiv Energy Supply	(10.6)	(6.3)
DPL	(.6)	(.3)

The items listed above are included in the "Accounts payable to associated companies" balance on the Consolidated Balance Sheet of $20.8 million and $27.3 million at June 30, 2007 and December 31, 2006, respectively.

Reclassifications
Certain prior period amounts have been reclassified in order to conform to current period presentation.
New Accounting Standards
EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions"

     On June 28, 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3. ACE implemented EITF 06-3 during the first quarter of 2007. Taxes included in ACE's gross revenues were $5.1 million and $4.7 million for the three months ended June 30, 2007 and 2006, respectively and $10.5 million and $10.1 million for the six months ended June 30, 2007 and 2006, respectively.

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

101

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

FSP AUG AIR-1, "Accounting for Planned Major Maintenance Activities"

     On September 8, 2006, the FASB issued FSP American Institute of Certified Public Accountants Industry Audit Guide, Audits of Airlines--"Accounting for Planned Major Maintenance Activities" (FSP AUG AIR-1), which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods for all industries. FSP AUG AIR-1 is effective the first fiscal year beginning after December 15, 2006 (year ending December 31, 2007 for ACE). ACE has evaluated the impact of FSP AUG AIR-1 and it does not have a material impact on its overall financial condition, results of operations, or cash flows.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115"

     On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS No. 159) which permits entities to elect to measure eligible financial instruments at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of SFAS No. 159 will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

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

102
(3) SEGMENT INFORMATION
In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ACE has one segment, its regulated utility business.
(4) COMMITMENTS AND CONTINGENCIES
REGULATORY AND OTHER MATTERS
Rate Proceedings
New Jersey

     On June 1, 2007, ACE filed with the New Jersey Board of Public Utilities (NJBPU) an application for permission to decrease the Non Utility Generation Charge (NGC) and increase components of its Societal Benefits Charge (SBC) to be collected from customers for the period October 1, 2007 through September 30, 2008. The proposed changes are designed to effect a true-up of the actual and estimated costs and revenues collected through the current NGC and SBC rates through September 30, 2007 and, in the case of the SBC, forecasted costs and revenues for the period October 1, 2007 through September 30, 2008.

     ACE projects that, as of September 30, 2007, the NGC, which is intended primarily to recover the above-market component of payments made by ACE under non-utility generation contracts and stranded costs associated with those commitments, will have an over-recovery balance of $234.6 million. The filing proposes that the NGC balance, including interest, be amortized and returned to ACE customers over a four-year period, beginning October 1, 2007.

     ACE also projects that, as of September 30, 2007, the SBC, which is intended to allow ACE to recover certain costs involved with various NJBPU-mandated social programs, will have an under-recovery of approximately $21.8 million, primarily due to increased costs associated with funding the New Jersey Clean Energy Program (CEP). In addition, ACE has requested an increase to the SBC to reflect the increased funding levels approved by the NJBPU to $18.9 million for calendar year 2007 and $20.4 million for calendar year 2008, which will require a $42.3 million increase in the SBC for the period of October 1, 2007 to September 30, 2008.

     The net impact of the proposed adjustments to the NGC and the SBC, including associated changes in sales and use tax, is an overall rate decrease of approximately $131.8 million for the period October 1, 2007, through September 30, 2008. The proposed adjustments and the corresponding changes in customer rates are subject to the approval of the NJBPU. Once approved and implemented, ACE anticipates that the revised rates will remain in effect until September 30, 2008, subject to an annual true-up and change each year thereafter.

Federal Energy Regulatory Commission

     On May 15, 2007, ACE updated its FERC-approved formula transmission rates based on its 2006 FERC Form 1. These rates became effective on June 1, 2007, and will provide approximately $20 million in additional annual revenues.

103
ACE Restructuring Deferral Proceeding

     Pursuant to orders issued by the NJBPU under the New Jersey Electric Discount and Energy Competition Act (EDECA), beginning August 1, 1999, ACE was obligated to provide BGS to retail electricity customers in its service territory who did not elect to purchase electricity from a competitive supplier. For the period August 1, 1999 through July 31, 2003, ACE's aggregate costs that it was allowed to recover from customers exceeded its aggregate revenues from supplying BGS. These under-recovered costs were partially offset by a $59.3 million deferred energy cost liability existing as of July 31, 1999 (LEAC Liability) related to ACE's Levelized Energy Adjustment Clause and ACE's Demand Side Management Programs. ACE established a regulatory asset in an amount equal to the balance of under-recovered costs.

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

104
Divestiture Case

     In connection with the divestiture by ACE of its nuclear generating assets, the NJBPU in July 2000 preliminarily determined that the amount of stranded costs associated with the divested assets that ACE could recover from ratepayers should be reduced by approximately $94.8 million, consisting of $54.1 million of accumulated deferred federal income taxes (ADFIT) associated with the accelerated depreciation on the divested nuclear assets, and $40.7 million of current tax loss from selling the assets at a price below the tax basis.

     The $54.1 million in deferred taxes associated with the divested assets' accelerated depreciation; however, is subject to the normalization rules. Due to uncertainty under federal tax law regarding whether the sharing of federal income tax benefits associated with the divested assets, including ADFIT related to accelerated depreciation, with ACE's customers would violate the normalization rules, ACE submitted a request to the Internal Revenue Service (IRS) for a Private Letter Ruling (PLR) to clarify the applicable law. The NJBPU delayed its final determination of the amount of recoverable stranded costs until after the receipt of the PLR.

     On May 25, 2006, the IRS issued the PLR in which it stated that returning to ratepayers any of the unamortized ADFIT attributable to accelerated depreciation on the divested assets after the sale of the assets by means of a reduction of the amount of recoverable stranded costs would violate the normalization rules.

     On June 9, 2006, ACE submitted a letter to the NJBPU, requesting that the NJBPU conduct proceedings to finalize the determination of the stranded costs associated with the sale of ACE's nuclear assets in accordance with the PLR. In the absence of an NJBPU action regarding ACE's request, on June 22, 2007, ACE filed a motion requesting that the NJBPU issue an order finalizing the determination of such stranded costs in accordance with the PLR. The NJBPU and the other parties in interest have agreed to an expedited schedule for resolution of the motion.

ACE Sale of B.L. England Generating Facility

     On February 8, 2007, ACE completed the sale of the B.L. England generating facility to RC Cape May Holdings, LLC (RC Cape May), an affiliate of Rockland Capital Energy Investments, LLC, for which it received proceeds of approximately $9 million, after giving effect to certain post-closing adjustments. In addition, RC Cape May and ACE have agreed to submit to arbitration whether RC Cape May must pay to ACE, as part of the purchase price, an additional $3.1 million remaining in dispute. RC Cape May also assumed certain liabilities associated with the B.L. England generating station, including substantially all environmental liabilities.

     The sale of B.L. England will not affect the stranded costs associated with the plant that already have been securitized. ACE anticipates that approximately $9 million to $10 million of additional regulatory assets related to B.L. England may, subject to NJBPU approval, be eligible for recovery as stranded costs. The emission allowance credits associated with B. L. England will be monetized for the benefit of ACE's ratepayers pursuant to the NJBPU order approving the sale. Net proceeds from the sale of the plant and monetization of the emission allowance credits, will be credited to ACE's ratepayers in accordance with the requirements of EDECA and NJBPU orders. The appropriate mechanism for monetizing the value of the emission allowances for the benefit of ratepayers is being determined in a Phase II proceeding, which is currently pending before the NJBPU.

105
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

     Delilah Road Landfill Site. In November 1991, the New Jersey Department of Environmental Protection (NJDEP) identified ACE as a potentially responsible party (PRP) at the Delilah Road Landfill site in Egg Harbor Township, New Jersey. In 1993, ACE, along with other PRPs, signed an administrative consent order (ACO) with NJDEP to remediate the site. The soil cap remedy for the site has been completed and the NJDEP conditionally approved the report submitted by the parties on the implementation of the remedy in January 2003. In March 2004, NJDEP approved a Ground Water Sampling and Analysis Plan. Positive results of groundwater monitoring events have resulted in a reduced level of groundwater monitoring. In August 2006, NJDEP issued a No Further Action Letter (NFA) and Covenant Not to Sue for the site. Among other things, the NFA requires the PRPs to monitor the effectiveness of institutional (deed restriction) and engineering (cap) controls at the site every two years and to continue groundwater monitoring. In December 2006, the PRP group filed a petition with NJDEP seeking approval of semi-annual rather than quarterly ground water monitoring for two years and annual groundwater monitoring thereafter if ground water monitoring results remain consistent or improve relative to prior monitoring data. NJDEP has not acted on the PRP group's petition. In March 2003, U.S. Environmental Protection Agency (EPA) demanded from the PRP group reimbursement for EPA's past costs at the site, totaling $168,789. The PRP group objected to the demand for certain costs, but agreed to reimburse EPA approximately $19,000. In a March 19, 2007 letter, EPA demanded from the PRP group reimbursement for EPA's costs at the site between 1985 and 2007 totaling $233,563. The PRP group objected to the demand for these costs for a variety of reasons, including the fact that approximately $97,000 in costs was billed after construction of the remedy by the PRP group was completed. In a June 19, 2007 letter, EPA requested that the PRP group pay $62,623 in response costs and enter into a tolling agreement. In a July 10, 2007 response to EPA, the PRP group indicated a willingness to pay approximately $62,600 (ACE's share of which is one-third) in full satisfaction of EPA's claims for all past and future response costs relating to the site, provided that EPA provides a satisfactory settlement agreement with a covenant not to sue and release as to such costs. The PRP group response of July 10, 2007 also questioned the need for a tolling agreement for a site that is the subject of an NFA and accordingly warrants little, if any, activity by EPA. The PRP group is evaluating EPA's July 26, 2007 counteroffer of settlement under which the PRP group would resolve its liability for EPA's past and future costs at the site by paying the offered $62,600 plus a 30% premium to cover the risk associated with EPA's unknown future costs for a total of approximately $81,400. A settlement incorporating these terms also would permit EPA to reopen the settlement in the event of new information or unknown conditions at the site. Based on information currently available, ACE anticipates that its share of additional cost associated with this site for post-remedy operation and maintenance will be approximately $555,000 to $600,000. ACE believes that its liability for post-remedy operation and maintenance costs will not have a material adverse effect on its financial position, results of operations or cash flows.

     Frontier Chemical Site. On June 29, 2007, ACE received a letter from the New York Department of Environmental Conservation (NYDEC) indicating that ACE is a PRP at the Frontier Chemical Waste Processing Company site in Niagara Falls, N.Y. The letter states that NYDEC has hazardous waste manifests indicating that ACE sent in excess of 7,500 gallons of manifested hazardous waste to the site. The letter asks ACE, within 30 days, to express its willingness to enter into an ACO. If ACE is unwilling to enter into the ACO, ACE must respond to NYDEC's request for information within 45 days. ACE informed NYDEC that it has entered into good faith negotiations with a coalescing PRP group to address ACE's responsibility at the site. ACE believes that its responsibility at the site will not have a material adverse effect on its financial position, results of operations or cash flows.

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

     On the same day that the new regulations were released, the IRS issued Revenue Ruling 2005-53, which is intended to limit the ability of certain taxpayers to utilize the method of accounting for income tax purposes they utilized on their tax returns for 2004 and prior years with respect to capitalizable construction costs. In line with this Revenue Ruling, the IRS issued a revenue agent's report for the 2001 and 2002 tax returns, in which the IRS exam team disallowed substantially all of the incremental tax benefits that ACE had claimed on those returns by requiring the companies to capitalize and depreciate certain expenses rather than treat such expenses as current deductions. PHI's protest of the IRS adjustments is among the unresolved audit matters relating to the 2001 and 2002 audits pending before the Appeals Office.

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

107
(5) DISCONTINUED OPERATIONS

     As discussed in Note (4) "Commitments and Contingencies," herein, on February 8, 2007, ACE completed the sale of its B.L. England generating facility. B.L. England comprised a significant component of ACE's generation operations and its sale required "discontinued operations" presentation under SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," on ACE's Consolidated Statements of Earnings for the three and six months ended June 30, 2007 and 2006. In September 2006, ACE sold its interests in the Keystone and Conemaugh generating facilities, which for the three and six months ended June 30, 2006, also were reflected as "discontinued operations."

The following table summarizes discontinued operations information for the three and six months ended June 30:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Millions of dollars)
Operating Revenue	$ -	$22.8	$9.7	$55.0
Income Before Income Tax Expense	$ -	$ 1.4	$ .2	$ 2.7
Net Income	$ -	$ .8	$ .1	$ 1.6

108

THIS PAGE INTENTIONALLY LEFT BLANK. 109

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is contained herein, as follows:
110

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PEPCO HOLDINGS, INC.
GENERAL OVERVIEW
Pepco Holdings, Inc. (PHI or Pepco Holdings) is a public utility holding company that, through its operating subsidiaries, is engaged primarily in two principal business operations:
•	electricity and natural gas delivery (Power Delivery), and
•	competitive energy generation, marketing and supply (Competitive Energy)

     The Power Delivery business is the largest component of PHI's business. For the three months ended June 30, 2007 and 2006, the operating revenues of the Power Delivery business (including intercompany amounts) were equal to 56% and 62% of PHI's consolidated operating revenues, and the operating income of the Power Delivery business (including income from intercompany transactions) was equal to 73%, and 70% of PHI's consolidated operating income, respectively. For the six months ended June 30, 2007 and 2006, the operating revenues of the Power Delivery business (including intercompany amounts) were equal to 57% and 61% of PHI's consolidated operating revenues, and the operating income of the Power Delivery business (including income from intercompany transactions) was equal to 67%, and 69% of PHI's consolidated operating income, respectively.

     The Power Delivery business consists primarily of the transmission, distribution and default supply of electric power, which was responsible for 94% and 96% of Power Delivery's operating revenues for the three month periods ended June 30, 2007 and 2006, and 93% for each of the six month periods ended June 30, 2007 and 2006. The distribution of natural gas contributed 6% and 4% of Power Delivery's operating revenues for the three month periods ended June 30, 2007 and 2006, and 7% for each of the six month periods ended June 30, 2007 and 2006. Power Delivery represents one operating segment for financial reporting purposes.

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
111

New Jersey	Basic Generation Service (BGS)
Virginia	Default Service
In this Form 10-Q, these supply service obligations are referred to generally as Default Electricity Supply.

     Pepco, DPL and ACE are also responsible for the transmission of wholesale electricity into and across their service territories. The rates each company is permitted to charge for the wholesale transmission of electricity are regulated by the Federal Energy Regulatory Commission (FERC). Each company is entitled to earn a FERC approved return on equity of 10.8% for existing facilities and 11.3% for facilities put into service on or after January 1, 2006.

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

     The Competitive Energy business provides competitive generation, marketing and supply of electricity and gas, and related energy management services primarily in the mid-Atlantic region. These operations are conducted through subsidiaries of Conectiv Energy Holding Company (collectively, Conectiv Energy) and Pepco Energy Services, Inc. and its subsidiaries (collectively, Pepco Energy Services), each of which is treated as a separate operating segment for financial reporting purposes. For the three months ended June 30, 2007 and 2006, the operating revenues of the Competitive Energy business (including intercompany amounts) were equal to 48% and 43% of PHI's consolidated operating revenues, respectively, and the operating income of the Competitive Energy business (including operating income from intercompany transactions) was 17% and 15%, respectively, of PHI's consolidated operating income over the same periods. For the six months ended June 30, 2007 and 2006, the operating revenues of the Competitive Energy business (including intercompany amounts) were equal to 47% and 44%, respectively, of PHI's consolidated operating revenues, and the operating income of the Competitive Energy business (including operating income from intercompany transactions) was 22% and 18%, respectively, of PHI's consolidated operating income over the same periods. For the three months ended June 30, 2007 and 2006 amounts equal to 10% and 13%, respectively, of the operating revenues of the Competitive Energy business were attributable to electric energy and capacity, and natural gas sold to the Power Delivery segment. For the six months ended June 30, 2007 and 2006, amounts equal to 10% and 13%, respectively, of the operating revenues of the Competitive Energy business were attributable to electric energy and capacity, and natural gas sold to the Power Delivery segment.

•

Conectiv Energy provides wholesale electric power, capacity and ancillary services in the wholesale markets administered by PJM Interconnection, LLC (PJM) and also supplies electricity to other wholesale market participants under long and short-term bilateral contracts. Conectiv Energy also supplies electric power to satisfy a portion of ACE's New Jersey, Pepco's Maryland and DPL's Delaware, Maryland, and Virginia Default Electricity Supply load, as well as default electricity supply load shares of other utilities. PHI refers to these activities as Merchant Generation and Load Service. Conectiv Energy obtains the electricity required to meet its Merchant Generation and

112

Load Service power supply obligations from its own generation plants, bilateral contract purchases from other wholesale market participants, and purchases in the PJM wholesale market. Conectiv Energy also sells natural gas and fuel oil to very large end-users and to wholesale market participants under bilateral agreements. PHI refers to these sales operations as Energy Marketing.

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

     Through its subsidiary Potomac Capital Investment Corporation (PCI), PHI maintains a portfolio of cross-border energy sale-leaseback transactions with a book value at June 30, 2007 of approximately $1.3 billion. This activity constitutes a fourth operating segment, which is designated as "Other Non-Regulated," for financial reporting purposes. For a discussion of PHI's cross-border leasing transactions, see "Regulatory and Other Matters -- Federal Tax Treatment of Cross-border Leases."

     For additional information including information about PHI's business strategy refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in PHI's Form 10-K for the year ended December 31, 2006.

113
EARNINGS OVERVIEW
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

     PHI's net income for the three months ended June 30, 2007 was $57.2 million, or $.30 per share, compared to $51.2 million, or $.27 per share, for the comparable period in 2006 and is set forth in the table below (millions of dollars):

	2007	2006	Change

Power Delivery	$ 46.4	$ 48.0	$ (1.6)
Conectiv Energy	1.8	1.6	.2
Pepco Energy Services	10.7	8.2	2.5
Other Non-Regulated	15.4	18.6	(3.2)
Corporate & Other	(17.1)	(25.2)	8.1
Total PHI Net Income (GAAP)	$ 57.2	$ 51.2	$ 6.0

Discussion of Segment Net Income Variances:
Power Delivery's $1.6 million decrease in earnings is primarily due to the following:
•	$3.1 million decrease due to the FERC network transmission formula rate change in June 2006.
•

$3.8 million decrease due to higher operation and maintenance costs - primarily electric system maintenance, various construction project write-offs related to customer requested work and regulatory rate case costs.

•	$0.8 million decrease due to lower Default Electricity Supply margins primarily as a result of customers electing to purchase their electricity from competitive suppliers.
•	$2.9 million decrease primarily due to 2006 company-owned life insurance (COLI) adjustment and increased depreciation expense.
•	$9.0 million increase primarily due to higher distribution sales (favorable impact of weather compared to 2006).
Conectiv Energy's $0.2 million increase in earnings is primarily due to the following:
•	$2.7 million increase in Merchant Generation and Load Service primarily due to higher margin default electricity supply and increased generation output.
•	$0.4 million increase due to higher Energy Marketing margins.
•	$3.0 million decrease due to higher plant maintenance costs.
114
Pepco Energy Services' $2.5 million increase in earnings is primarily due to the following:
•	$1.2 million increase from its energy services business primarily due to construction activity.
•	$.8 million increase from its retail natural gas business due to more favorable margins in 2007.
Other Non-Regulated's $3.2 million decrease in earnings is primarily due to the following:
•	$6.0 million decrease due to a favorable tax audit adjustment in 2006 related to pre-merger tax issues.
•	$2.2 million increase due to favorable valuation adjustments to the investment portfolio.
•	$1.2 million increase due to lower interest expense.

     Corporate and Other's $8.1 million increase in earnings is primarily due to prior year tax audit adjustments (tax benefits were recorded by other segments and eliminated in consolidation through Corporate and Other).

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
PHI's net income for the six months ended June 30, 2007 was $108.8 million, or $.56 per share, compared to $108.0 million, or $.56 per share, for the comparable period in 2006.

     Net income for 2006 included the (charges) and credits set forth below (which are presented net of tax and in millions of dollars). The segment that recognized the (charge) or credit is also indicated.

•	Conectiv Energy
	Gain on disposition of assets associated with a co-generation facility	$ 7.9
•	Pepco Energy Services
	Impairment losses related to certain energy services business assets	$(4.2)
Excluding the items listed above, net income would have been $104.3 million in 2006.
PHI's net income for the six months ended June 30, 2007 compared to the corresponding period in 2006 is set forth in the table below: (millions of dollars)

	2007	2006	Change

Power Delivery	$ 79.6	$ 85.6	$ (6.0)
Conectiv Energy	20.8	18.7	2.1
Pepco Energy Services	13.3	13.7	(.4)
Other Non-Regulated	26.2	28.2	(2.0)
Corporate & Other	(31.1)	(38.2)	7.1
Total PHI Net Income (GAAP)	$ 108.8	$ 108.0	$ .8

115
Discussion of Segment Net Income Variances:
Power Delivery's $6.0 million decrease in earnings is primarily due to the following:
•	$12.0 million decrease due to the FERC network transmission formula rate change in June 2006.
•

$8.4 million decrease due to higher operation and maintenance costs -primarily electric system maintenance, various construction project write-offs related to customer requested work and regulatory rate case costs.

•	$4.5 million decrease due to lower Default Electricity Supply margins primarily as a result of customers electing to purchase electricity from competitive suppliers.
•	$19.4 million increase primarily due to higher distribution sales (favorable impact of weather compared to 2006).
Conectiv Energy's $2.1 million increase in earnings is primarily due to the following:
•	$12.7 million increase in Merchant Generation and Load Service primarily due to higher margin default electricity supply and increased generation output.
•	$3.3 million increase due to higher Energy Marketing margins.
•	$7.9 million decrease due to the gain in disposition of assets associated with a co-generation facility in 2006.
•	$6.2 million decrease due to higher plant maintenance costs.
Pepco Energy Services' $0.4 million decrease in earnings is primarily due to the following:
•

$7.7 million decrease from its retail energy supply business related to lower electric margins due to gains on the sale of excess supply and more favorable congestion costs in 2006; partially offset by an increase for retail natural gas due to less favorable margins in 2006.

•	$4.2 million increase due to the impairment losses on certain energy services business assets in 2006.
•	$2.4 million increase from its energy services business primarily due to construction activity.
Other Non-Regulated's $2.0 million decrease in earnings is primarily due to the following:
•	$6.0 million decrease due to a favorable tax audit adjustment in 2006 related to pre-merger tax issues.
•	$2.5 million increase due to favorable valuation adjustments to the investment portfolio.
116

•	$2.2 million increase due to lower interest expense.
Corporate and Other's $7.1 million increase in earnings is primarily due to the following:
•	$9.1 million increase due to prior year tax audit adjustment (tax benefits were recorded by other segments and eliminated in consolidation through Corporate and Other).
•	$1.4 million decrease due to higher interest expense.
CONSOLIDATED RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. All amounts in the tables (except sales and customers) are in millions.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
Operating Revenue
A detail of the components of PHI's consolidated operating revenue is as follows:

	2007	2006	Change
Power Delivery	$1,162.3	$1,179.4	$(17.1)
Conectiv Energy	478.2	468.5	9.7
Pepco Energy Services	522.6	347.5	175.1
Other Non-Regulated	19.1	28.3	(9.2)
Corp. & Other	(97.9)	(107.1)	9.2
Total Operating Revenue	$2,084.3	$1,916.6	$167.7

Power Delivery Business
The following table categorizes Power Delivery's operating revenue by type of revenue.
	2007	2006	Change
Regulated T&D Electric Revenue	$376.8	$370.3	$6.5
Default Supply Revenue	704.4	745.5	(41.1)
Other Electric Revenue	16.0	14.1	1.9
Total Electric Operating Revenue	1,097.2	1,129.9	(32.7)

Regulated Gas Revenue	40.5	35.7	4.8
Other Gas Revenue	24.6	13.8	10.8
Total Gas Operating Revenue	65.1	49.5	15.6

Total Power Delivery Operating Revenue	$1,162.3	$1,179.4	$(17.1)

117

     Regulated Transmission and Distribution (T&D) Electric Revenue consists of revenue from the transmission of electricity and the delivery of electricity including Default Electricity Supply, to PHI's customers within its service territories at regulated rates.

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
Other Gas Revenue consists of off-system natural gas sales and the release of excess system capacity.
Electric Operating Revenue
Regulated T&D Electric Revenue	2007	2006	Change

Residential	$129.7	$122.1	$7.6
Commercial	184.2	180.0	4.2
Industrial	6.9	7.8	(.9)
Other (Includes PJM)	56.0	60.4	(4.4)
Total Regulated T&D Electric Revenue	$376.8	$370.3	$6.5

Regulated T&D Electric Sales (gigawatt hour (GWh))	2007	2006	Change

Residential	3,684	3,434	250
Commercial	7,302	7,116	186
Industrial	1,103	1,063	40
Other	56	57	(1)
Total Regulated T&D Electric Sales	12,145	11,670	475

Regulated T&D Electric Customers (000s)	2007	2006	Change

Residential	1,612	1,598	14
Commercial	198	196	2
Industrial	1	2	(1)
Other	2	2	-
Total Regulated T&D Electric Customers	1,813	1,798	15

118

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

     Regulated T&D Electric Revenue increased by $6.5 million primarily due to the following: (i) $15.3 million increase in higher weather-related sales (a 45% increase in Heating Degree Days and a 24% increase in Cooling Degree Days), (ii) $2.8 million increase due to higher pass-through revenue resulting from rate increases (offset in Other Taxes), (iii) $1.1 million increase due to customer growth, partially offset by (iv) $4.6 million decrease due to differences in consumption among the various customer rate classes, (v) $4.4 million decrease in network transmission revenues due to lower PJM transmission rates, (vi) $3.4 million decrease due to a change in Delaware rate structure effective May 1, 2006, which shifted revenue from Regulated T&D Electric Revenue to Default Supply Revenue.

Default Electricity Supply
Default Supply Revenue	2007	2006	Change

Residential	$364.3	$277.9	$86.4
Commercial	257.7	362.9	(105.2)
Industrial	23.6	30.3	(6.7)
Other (Includes PJM)	58.8	74.4	(15.6)
Total Default Supply Revenue	$704.4	$745.5	$(41.1)

Default Electricity Supply Sales (GWh)	2007	2006	Change

Residential	3,580	3,339	241
Commercial	2,421	4,293	(1,872)
Industrial	238	449	(211)
Other	36	39	(3)
Total Default Electricity Supply Sales	6,275	8,120	(1,845)

Default Electricity Supply Customers (000s)	2007	2006	Change

Residential	1,580	1,569	11
Commercial	167	184	(17)
Industrial	1	1	-
Other	2	2	-
Total Default Electricity Supply Customers	1,750	1,756	(6)

119

     Default Supply Revenue decreased by $41.1 million primarily due to the following: (i) $167.0 million decrease primarily due to an increase in commercial and industrial customers electing to purchase electricity from a competitive supplier, (ii) $15.1 million decrease in wholesale energy revenue primarily due to the sales by ACE of its Keystone and Conemaugh interests and the B.L. England generating facilities, partially offset by (iii) $109.5 million increase due to higher retail electricity rates, primarily the result of new market based rates, (iv) $29.0 million increase due to higher weather-related sales (a 45% increase in Heating Degree Days and a 24% increase in Cooling Degree Days), (v) $3.4 million increase due to a change in Delaware rate structure effective May 1, 2006 that shifted revenue from Regulated T&D Electric Revenue to Default Supply Revenue (partially offset in Fuel and Purchased Energy and Other Services Cost of Sales Expense).

Gas Operating Revenue
Regulated Gas Revenue	2007	2006	Change

Residential	$23.1	$19.4	$3.7
Commercial	13.6	12.4	1.2
Industrial	2.3	2.6	(.3)
Transportation and Other	1.5	1.3	.2
Total Regulated Gas Revenue	$40.5	$35.7	$4.8

Regulated Gas Sales (billion cubic feet (Bcf))	2007	2006	Change

Residential	1.0	.8	.2
Commercial	.8	.5	.3
Industrial	.2	.2	-
Transportation and Other	1.5	1.4	.1
Total Regulated Gas Sales	3.5	2.9	.6

Regulated Gas Customers (000s)	2007	2006	Change

Residential	112	111	1
Commercial	9	9	-
Industrial	-	-	-
Transportation and Other	-	-	-
Total Regulated Gas Customers	121	120	1

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
120

     Regulated Gas Revenue increased by $4.8 million primarily due to (i) $4.3 million increase due to differences in consumption among the various customer rate classes, (ii) $3.3 million increase due to colder weather (a 43% increase in Heating Degree Days), (iii) $1.6 million increase due to base rate increases effective in November 2006 and April 2007, partially offset by (iv) $4.9 million decrease due to Gas Cost Rate (GCR) decrease effective in November 2006 and April 2007 due to lower natural gas commodity costs (offset in Fuel and Purchased Energy and Other Services Cost of Sales).

     Other Gas Revenue increased by $10.8 million to $24.6 million in 2007 from $13.8 million in 2006 primarily due to higher off-system sales partially offset in Fuel and Purchased Energy and Other Services Cost of Sales.

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

Conectiv Energy Gross Margin

     Merchant Generation & Load Service consists primarily of electric power, capacity and ancillary services sales from Conectiv Energy's generating plants; tolling arrangements entered into to sell energy and other products from Conectiv Energy's generating plants and to purchase energy and other products from generating plants of other companies; hedges of power, capacity, fuel and load; the sale of excess fuel (primarily natural gas) and emission allowances; electric power, capacity, and ancillary services sales pursuant to competitively bid contracts entered into with affiliated and non-affiliated companies to fulfill their default electricity supply obligations; and fuel switching activities made possible by the multi-fuel capabilities of some of Conectiv Energy's power plants.

     Energy Marketing activities consist primarily of wholesale natural gas and fuel oil marketing; the activities of the real-time power desk, which generates margin by capturing price differences between power pools, and locational and timing differences within a power pool; and prior to October 31, 2006, provided operating services under an agreement with an unaffiliated generating plant. Beginning in 2007, power origination activities, which primarily consist of bilateral contracts for products that are not traded or exchanged over-the-counter, have been reclassified into Energy Marketing from Merchant Generation and Load Service. The 2006 activity has been reclassified for comparative purposes accordingly. Power origination makes up $5.7 million and $5.3 million of gross margin for the second quarter of 2007 and 2006, respectively.

121
	Three Months Ended June 30,
	2007	2006
Operating Revenue ($ millions):
Merchant Generation & Load Service	$228.4	$246.0
Energy Marketing	249.8	222.5
Total Operating Revenue[1]	$478.2	$468.5

Cost of Sales ($ millions):
Merchant Generation & Load Service	$177.0	$199.0
Energy Marketing	242.3	215.8
Total Cost of Sales[2]	$419.3	$414.8

Gross Margin ($ millions):
Merchant Generation & Load Service	$ 51.4	$ 47.0
Energy Marketing	7.5	6.7
Total Gross Margin	$ 58.9	$ 53.7

Generation Fuel and Purchased Power Expenses ($ millions) [3]:
Generation Fuel Expenses [4,5]
Natural Gas	$ 51.1	$ 28.6
Coal	15.3	11.3
Oil	3.4	2.8
Other[6]	.5	.9
Total Generation Fuel Expenses	$ 70.3	$ 43.6
Purchased Power Expenses [5]	$ 95.0	$ 145.8

Statistics:	2007	2006
Generation Output (MWh):
Base-Load [7]	497,531	402,317
Mid-Merit (Combined Cycle) [8]	625,111	407,439
Mid-Merit (Oil Fired) [9]	24,853	(486)
Peaking	12,390	17,639
Tolled Generation	12,119	6,637
Total	1,172,004	833,546

Default Electricity Supply Volume (MWh) [10]	1,593,697	1,885,287

Average Power Sales Price [11] ($/MWh):
Generation Sales [4]	$78.98	$67.57
Non-Generation Sales [12]	$70.96	$54.21
Total	$73.52	$56.45

Average on-peak spot power price at PJM East Hub ($/MWh) [13]	$73.63	$61.02
Average around-the-clock spot power price at PJM East Hub ($/MWh) [13]	$59.57	$48.01
Average spot natural gas price at market area M3 ($/MMBtu)[14]	$ 8.22	$ 7.04

Weather (degree days at Philadelphia Airport): [15]
Heating degree days	507	335
Cooling degree days	398	327

1 Includes $96.3 million and $104.5 million of affiliate transactions for 2007 and 2006, respectively. The 2006 figure has been reclassified to exclude $45.8 million of affiliate transactions that eliminate within the segment.

2 Includes $.6 million and $1.3 million of affiliate transactions for 2007 and 2006, respectively. The 2006 figure has been reclassified to exclude $45.8 million of affiliate transactions that eliminate within the segment. Also, excludes depreciation and amortization expense of $9.3 million and $9.1 million, respectively.

3 Consists solely of Merchant Generation & Load Service expenses; does not include the cost of fuel not consumed by the power plants and intercompany tolling expenses.
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
15 Source: National Oceanic and Atmospheric Administration National Weather Service data.
122
Merchant Generation & Load Service gross margin increased $4.4 million (approximately 9%) primarily due to:
•

An increase of $22.9 million primarily due to a 41% increase in generation output primarily due to more favorable weather and higher capacity prices. The higher capacity prices were due to the implementation of PJM's Reliability Pricing Model (RPM) on June 1, 2007, which had a positive impact on generation margin, but an offsetting negative effect on the cost of fulfilling our Default Electricity Supply obligations.

•

An increase of $6.3 million primarily due to an increased margin attributable to the Company's generation and load bidding strategies, partially offset by a decrease in proceeds from the sale of excess natural gas and a reduction in proceeds from sales of excess emission allowances.

•	A decrease of $16.5 primarily due to the increased cost of fulfilling capacity obligations under the Default Electricity Supply contracts as a result of the implementation of the RPM.
•

A decrease of $2.6 million primarily due to the expiration on April 30, 2006, of an agreement with an international investment banking firm to hedge approximately 50% of the commodity price risk of Conectiv Energy's generation and Default Electricity Supply commitment to DPL.

•	A decrease of $5.6 million primarily due to less favorable results on natural gas hedging activities.

     Energy Marketing gross margin increased $0.8 million (approximately 12%). The increase was primarily due to $2.4 million in true-ups related to an unaffiliated generation operating services agreement which expired in 2006. These gains were offset primarily by a $2.0 million decrease in oil marketing margin.

Pepco Energy Services

     Pepco Energy Services' operating revenue increased $175.1 million primarily due to (i) an increase of $159.2 million due to higher volumes of retail electric load served in the 2007 quarter driven by customer acquisitions and (ii) an increase of $23.5 million due to higher volumes of wholesale natural gas sales in the 2007 quarter that resulted from increased natural gas supply price risk management activities, partially offset by (iii) a decrease of $7.4 million due to lower energy services revenues in the 2007 quarter that resulted from the sale of certain energy services business assets in 2006.

Other Non-Regulated

     Other Non-Regulated operating revenue decreased $9.2 million to $19.1 million in 2007 from $28.3 million in 2006. The operating revenue of this segment primarily consists of lease earnings recognized under Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The revenue decrease is primarily due to changes in lease assumptions on one lease in 2006 that resulted in a one-time earnings pick-up in 2006.

123
Operating Expenses
Fuel and Purchased Energy and Other Services Cost of Sales
A detail of PHI's consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:
	Three Months Ended June 30,
	2007	2006	Change
Power Delivery	$740.8	$763.7	$(22.9)
Conectiv Energy	419.3	414.8	4.5
Pepco Energy Services	483.6	315.2	168.4
Corporate and Other	(96.7)	(106.6)	9.9
Total	$1,547.0	$1,387.1	$159.9

Power Delivery Business

     Power Delivery's Fuel and Purchased Energy which is primarily associated with Default Electricity Supply sales, decreased by $22.9 million to $740.8 million in 2007, from $763.7 million in 2006. The decrease is primarily due to: (i) $175.9 million decrease primarily due to an increase in commercial and industrial customers electing to purchase electricity from a competitive supplier, (ii) $19.1 million decrease in the Default Electricity Supply deferral balance, (iii) $3.2 million decrease in network transmission expenses primarily due to the POLR obligation ending April 2006, primarily offset by (iv) $143.2 million increase in average energy costs, the result of new annual Default Electricity Supply contracts, (v) $32.8 million increase due to higher weather-related sales (partially offset in Default Supply Revenue, Regulated Gas Revenue, and Other Gas Revenue).

Competitive Energy Business
Conectiv Energy

     The impact of Fuel and Purchased Energy and Other Services Cost of Sales changes with respect to the Conectiv Energy component of the Competitive Energy business are encompassed within the prior discussion under the heading "Conectiv Energy Gross Margin."

Pepco Energy Services

     Pepco Energy Services' Fuel and Purchased Energy and Other Services Cost of Sales increased $168.4 million primarily due to (i) an increase of $158.4 million due to higher volumes of purchased electricity at higher prices in the 2007 quarter to serve increased retail customer load and (ii) an increase of $22.1 million due to higher volumes of wholesale natural gas purchases in the 2007 quarter that resulted from increased natural gas supply price risk management activities, partially offset by (iii) a decrease of $12.1 million due to the sale of certain energy services business assets in 2006.

124
Other Operation and Maintenance
A detail of PHI's other operation and maintenance expense is as follows:
	Three Months Ended June 30,
	2007	2006	Change
Power Delivery	$156.4	$161.9	$(5.5)
Conectiv Energy	38.5	33.3	5.2
Pepco Energy Services	17.7	15.1	2.6
Other Non-Regulated	.6	1.6	(1.0)
Corporate and Other	(2.4)	(2.4)	-
Total	$210.8	$209.5	$1.3

     Other Operation and Maintenance expenses in the Power Delivery segment decreased by $5.5 million to $156.4 million in 2007, from $161.9 million in 2006. The decrease was primarily due to (i) $12.8 million decrease in Default Electricity Supply costs primarily related to the sales by ACE of its Keystone and Conemaugh interests and B.L. England generating facilities (deferred and recoverable), (ii) $3.3 million decrease in professional fees due to a tax consulting project in 2006, (iii) $2.5 million decrease in employee related benefit costs primarily related to pension and other post-employment pension liabilities (OPEB), partially offset by (iv) $5.4 million increased business support, primarily customer service and corporate overhead costs, (v) $3.1 million increase due to various construction project write-offs related to customer requested work, (vi) $3.0 million increase in regulatory filing costs, (vii) $1.4 million increase in operations, maintenance and restoration costs, and (viii) $1.1 million increase in uncollectible reserve expense.

The higher operation and maintenance expenses of the Conectiv Energy segment in 2007 were primarily due to increased planned maintenance at its power plants.
Depreciation and Amortization
Depreciation and amortization expenses decreased by $11.4 million to $92.7 million in 2007 from $104.1 million in 2006. The decrease is primarily due to lower amortization of regulatory assets.
Other Taxes

     Other Taxes increased by $3.6 million to $86.2 million in 2007, from $82.6 million in 2006. The increase was primarily due to $4.5 million increased pass-throughs resulting from higher electricity sales and rate increases (partially offset in T&D Revenue).

Deferred Electric Service Costs

     Deferred Electric Service Costs, which relates only to ACE, increased by $19.6 million to income of $10.0 million in 2007 from income of $29.6 million in 2006. The increase represents a net over-recovery associated with New Jersey BGS, NUGs, market transition charges and other restructuring items. At June 30, 2007, ACE's balance sheet included as a regulatory liability an over-recovery of $171.4 million with respect to these items, which is net of a $46.0 million reserve for items disallowed by the New Jersey Board of Public Utilities

(NJBPU) in a ruling that is under appeal. For additional information concerning the matter, refer to Note (4), "Commitments and Contingencies" to the consolidated financial statements of PHI included herein.

Impairment Loss
During the second quarter of 2007, PHI recorded a pre-tax impairment loss of $1.6 million ($1 million, after-tax) on certain energy services business assets owned by Pepco Energy Services.
Other Income (Expenses)

    Other Expenses (which are net of other income) decreased by $2.5 million to $70 million in 2007 from $72.5 million in 2006, primarily due to earnings recognized in 2007 from increases in the value of investment assets.

Income Tax Expense

     PHI's effective tax rate for the three months ended June 30, 2007 was 33% as compared to the federal statutory rate of 35%. The major reasons for the difference between the effective tax rate and the statutory tax rate were changes in estimates related to tax liabilities for prior tax years subject to audit, tax benefits related to certain leveraged leases and the flow-through of deferred investment tax credits, partially offset by the flow-through of certain book versus tax depreciation differences and state income taxes (net of federal benefit).

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

     The accompanying results of operations discussion is for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. All amounts in the tables (except sales and customers) are in millions.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
Operating Revenue
A detail of the components of PHI's consolidated operating revenue is as follows:

	2007	2006	Change
Power Delivery	$2,437.4	$2,354.2	$83.2
Conectiv Energy	974.3	984.5	(10.2)
Pepco Energy Services	1,032.5	717.2	315.3
Other Non-Regulated	38.4	49.2	(10.8)
Corp. & Other	(219.5)	(236.6)	17.1
Total Operating Revenue	$4,263.1	$3,868.5	$394.6

126
Power Delivery Business
The following table categorizes Power Delivery's operating revenue by type of revenue.
	2007	2006	Change
Regulated T&D Electric Revenue	$736.8	$740.5	$(3.7)
Default Supply Revenue	1,490.2	1,425.5	64.7
Other Electric Revenue	32.5	28.3	4.2
Total Electric Operating Revenue	2,259.5	2,194.3	65.2

Regulated Gas Revenue	142.2	135.6	6.6
Other Gas Revenue	35.7	24.3	11.4
Total Gas Operating Revenue	177.9	159.9	18.0

Total Power Delivery Operating Revenue	$2,437.4	$2,354.2	$83.2

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
Other Gas Revenue consists of off-system natural gas sales and the release of excess system capacity.
Electric Operating Revenue
Regulated T&D Electric Revenue	2007	2006	Change

Residential	$272.0	$260.5	$11.5
Commercial	343.2	336.0	7.2
Industrial	13.2	16.2	(3.0)
Other (Includes PJM)	108.4	127.8	(19.4)
Total Regulated T&D Electric Revenue	$736.8	$740.5	$(3.7)

127
Regulated T&D Electric Sales (GWh)	2007	2006	Change

Residential	8,526	7,922	604
Commercial	14,033	13,590	443
Industrial	2,018	2,044	(26)
Other	125	126	(1)
Total Regulated T&D Electric Sales	24,702	23,682	1,020

Regulated T&D Electric Customers (000s)	2007	2006	Change

Residential	1,612	1,598	14
Commercial	198	196	2
Industrial	1	2	(1)
Other	2	2	-
Total Regulated T&D Electric Customers	1,813	1,798	15

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

     Regulated T&D Electric Revenue decreased by $3.7 million primarily due to the following: (i) $19.4 million decrease in network transmission revenues due to lower PJM transmission rates, (ii) $10.0 million decrease due to a change in Delaware rate structure effective May 1, 2006, which shifted revenue from Regulated T&D Electric Revenue to Default Supply Revenue, and (iii) $4.0 million decrease due to a Delaware base rate reduction effective May 1, 2006, partially offset by (iv) $27.5 million increase in sales due to higher weather-related sales (an 18% increase in Heating Degree Days and a 24% increase in Cooling Degree Days in 2007), and (v) $2.8 million increase due to customer growth of 0.8%.

Default Electricity Supply
Default Supply Revenue	2007	2006	Change

Residential	$814.0	$553.4	$260.6
Commercial	496.6	642.6	(146.0)
Industrial	43.9	61.8	(17.9)
Other (Includes PJM)	135.7	167.7	(32.0)
Total Default Supply Revenue	$1,490.2	$1,425.5	$64.7

128
Default Electricity Supply Sales (GWh)	2007	2006	Change

Residential	8,303	7,718	585
Commercial	4,819	8,448	(3,629)
Industrial	457	951	(494)
Other	79	76	3
Total Default Electricity Supply Sales	13,658	17,193	(3,535)

Default Electricity Supply Customers (000s)	2007	2006	Change

Residential	1,581	1,569	12
Commercial	166	184	(18)
Industrial	1	1	-
Other	2	2	-
Total Default Electricity Supply Customers	1,750	1,756	(6)

     Default Supply Revenue increased by $64.7 million primarily due to the following: (i) $325.8 million increase due to higher retail energy rates, primarily the result of new annual market based rates, (ii) $52.0 million increase due to higher weather-related sales (an 18% increase in Heating Degree Days and a 24% increase in Cooling Degree Days), (iii) $10.0 million increase due to a change in Delaware rate structure effective May 1, 2006 that shifted revenue from Regulated T&D Electric Revenue to Default Supply Revenue, offset by (iv) $288.0 million decrease primarily due to an increase in commercial and industrial customers electing to purchase electricity from a competitive supplier, (v) $32.8 million decrease in wholesale energy revenue primarily from the sales by ACE of its Keystone and Conemaugh interests and the B.L. England generating facilities (partially offset in Fuel and Purchased Energy and Other Costs of Sales Expense).

Gas Operating Revenue

Regulated Gas Revenue	2007	2006	Change

Residential	$85.1	$79.3	$5.8
Commercial	48.9	47.9	1.0
Industrial	5.2	5.8	(.6)
Transportation and Other	3.0	2.6	.4
Total Regulated Gas Revenue	$142.2	$135.6	$6.6

129

Regulated Gas Sales (Bcf)	2007	2006	Change

Residential	5.1	4.2	.9
Commercial	3.2	2.6	.6
Industrial	.5	.4	.1
Transportation and Other	3.6	3.1	.5
Total Regulated Gas Sales	12.4	10.3	2.1

Regulated Gas Customers (000s)	2007	2006	Change

Residential	112	111	1
Commercial	9	9	-
Industrial	-	-	-
Transportation and Other	-	-	-
Total Regulated Gas Customers	121	120	1

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

     Regulated Gas Revenue increased by $6.6 million primarily due to (i) a $9.1 million increase primarily due to colder weather (a 17% increase in Heating Degree Days), (ii) an $8.7 million increase due to differences in consumption among various customer rate classes, and (iii) a $2.8 million increase due to base rate increases effective in November 2006 and April 2007, primarily offset by (iv) a $14.0 million decrease due to GCR decreases effective in November 2006 and April 2007 due to lower natural gas commodity costs (offset in Fuel and Purchased Energy and Other Services Cost of Sales).

     Other Gas Revenue increased by $11.4 million to $35.7 million in 2007 from $24.3 million in 2006 primarily due to higher off-system sales (partially offset in Fuel and Purchased Energy and Other Services Cost of Sales).

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

Conectiv Energy Gross Margin

     Merchant Generation & Load Service consists primarily of electric power, capacity and ancillary services sales from Conectiv Energy's generating plants; tolling arrangements entered into to sell energy and other products from Conectiv Energy's generating plants and to purchase energy and other products from generating plants of other companies; hedges of power, capacity, fuel and load; the sale of excess fuel (primarily natural gas) and emission allowances; electric power, capacity, and ancillary services sales pursuant to competitively bid contracts entered into with affiliated and non-affiliated companies to fulfill their default electricity supply obligations; and fuel switching activities made possible by the multi-fuel capabilities of some of Conectiv Energy's power plants.

     Energy Marketing activities consist primarily of wholesale natural gas and fuel oil marketing; the activities of the real-time power desk, which generates margin by capturing price differences between power pools, and locational and timing differences within a power pool; and prior to October 31, 2006, provided operating services under an agreement with an unaffiliated generating plant. Beginning in 2007, power origination activities, which primarily consist of bilateral contracts for products that are not traded or exchanged over-the-counter, have been reclassified into Energy Marketing from Merchant Generation and Load Service. The 2006 activity has been reclassified for comparative purposes accordingly. Power origination makes up $10.8 million and $7.5 million of gross margin for the first six months of 2007 and 2006, respectively.

131
	Six Months Ended June 30,
	2007	2006
Operating Revenue ($ millions):
Merchant Generation & Load Service	$475.7	$544.2
Energy Marketing	498.6	440.3
Total Operating Revenue[1]	$974.3	$984.5

Cost of Sales ($ millions):
Merchant Generation & Load Service	$360.3	$450.3
Energy Marketing	476.0	423.1
Total Cost of Sales[2]	$836.3	$873.4

Gross Margin ($ millions):
Merchant Generation & Load Service	$ 115.4	$ 93.9
Energy Marketing	22.6	17.2
Total Gross Margin	$ 138.0	$ 111.1

Generation Fuel and Purchased Power Expenses ($ millions) [3]:
Generation Fuel Expenses [4,5]
Natural Gas	$ 82.7	$ 52.4
Coal	30.6	25.6
Oil	14.7	6.5
Other[6]	1.2	1.5
Total Generation Fuel Expenses	$ 129.2	$ 86.0
Purchased Power Expenses [5]	$ 197.2	$ 293.1

Statistics:	2007	2006
Generation Output (MWh):
Base-Load [7]	1,048,388	920,347
Mid-Merit (Combined Cycle) [8]	1,008,833	681,200
Mid-Merit (Oil Fired) [9]	96,559	(3,566)
Peaking	16,854	32,271
Tolled Generation	19,599	10,300
Total	2,190,233	1,640,552

Default Electricity Supply Volume (MWh) [10]	3,619,437	5,325,371

Average Power Sales Price [11] ($/MWh):
Generation Sales [4]	$77.11	$66.55
Non-Generation Sales [12]	$70.80	$52.12
Total	$72.58	$54.11

Average on-peak spot power price at PJM East Hub ($/MWh) [13]	$71.55	$62.23
Average around-the-clock spot power price at PJM East Hub ($/MWh) [13]	$60.34	$53.13
Average spot natural gas price at market area M3 ($/MMBtu)[14]	$ 8.33	$ 7.74

Weather (degree days at Philadelphia Airport): [15]
Heating degree days	3,012	2,522
Cooling degree days	398	328

1 Includes $213.5 million and $233.5 million of affiliate transactions for 2007 and 2006, respectively. The 2006 figure has been reclassified to exclude $81.0 million of affiliate transactions that eliminate within the segment.

2 Includes $4.0 million and $2.0 million of affiliate transactions for 2007 and 2006, respectively. The 2006 figure has been reclassified to exclude $81.0 million of affiliate transactions that eliminate within the segment. Also, excludes depreciation and amortization expense of $18.6 million and $18.2 million, respectively.

3 Consists solely of Merchant Generation & Load Service expenses; does not include the cost of fuel not consumed by the power plants and intercompany tolling expenses.
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
15 Source: National Oceanic and Atmospheric Administration National Weather Service data.
132

     Conectiv Energy revenue and cost of sales are lower in 2007 primarily due to lower sales of default electricity supply. Conectiv Energy was still serving DPL's Delaware customers under the POLR supply agreement during the first quarter of 2006.

Merchant Generation & Load Service gross margin increased $21.5 million (approximately 23%) primarily due to:
•	An increase of $32.5 million primarily due to a 34% increase in generation output, primarily due to more favorable weather.
•	An increase of $29.7 primarily due to Default Electricity Supply contracts with higher margins as a result of the implementation of PJM's Reliability Pricing Model.
•

An increase of $10.9 million primarily due to an increased margin attributable to the Company's generation and load bidding strategies, an increase in proceeds from the sale of excess natural gas , partially offset by a reduction in proceeds from sales of excess emission allowances.

•

A decrease of $26.7 million primarily due to the expiration on April 30, 2006, of an agreement with an international investment banking firm to hedge approximately 50% of the commodity price risk of Conectiv Energy's generation and Default Electricity Supply commitment to DPL.

•	A decrease of $25.1 million primarily due to less favorable results on natural gas hedging activities.

     Energy Marketing gross margin increased $5.4 million (approximately 31%). The increase was primarily due to an increase of $3.3 million in power origination margin and $3.4 million of true-ups related to an unaffiliated generation operating services agreement which expired in 2006. These increases were offset primarily by a $1.1 decrease in the real-time power desk's margins.

Pepco Energy Services

     Pepco Energy Services' operating revenue increased $315.3 million primarily due to (i) an increase of $336.4 million due to higher volumes of retail electric load served in the 2007 period driven by customer acquisitions, partially offset by (ii) a decrease of $21.1 million due to lower energy services revenues in 2007 that resulted from the sale of certain energy services business assets in 2006.

Other Non-Regulated

     Other Non-Regulated operating revenue decreased $10.8 million to $38.4 million in 2007 from $49.2 million in 2006. The operating revenue of this segment primarily consists of lease earnings recognized under Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The revenue decrease is primarily due to changes in lease assumptions on one lease that resulted in a one-time earnings pick-up in 2006.

133
Operating Expenses
Fuel and Purchased Energy and Other Services Cost of Sales
A detail of PHI's consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:
	Six Months Ended June 30,
	2007	2006	Change
Power Delivery	$1,572.0	$1,486.3	$85.7
Conectiv Energy	836.3	873.4	(37.1)
Pepco Energy Services	971.2	647.6	323.6
Corporate and Other	(217.4)	(236.6)	19.2
Total	$3,162.1	$2,770.7	$391.4

Power Delivery Business

     Power Delivery's Fuel and Purchased Energy which is primarily associated with Default Electric Supply sales, increased by $85.7 million in 2007. The increase is primarily due to: (i) $369.6 million increase in average energy costs, the result of new Default Electricity Supply contracts, (ii) $56.2 million increase due to weather-related sales, primarily offset by (iii) $307.5 million decrease primarily due to an increase in commercial and industrial customers electing to purchase electricity from a competitive supplier, (iv) $19.1 million decrease in the Default Electricity Supply deferral balance, (v) $13.0 million decrease in network transmission expenses primarily due to POLR obligation ending April 2006 (partially offset in Default Supply Revenue, Regulated Gas Revenue and Other Gas Revenue).

Competitive Energy Business
Conectiv Energy

     The impact of Fuel and Purchased Energy and Other Services cost of sales changes with respect to the Conectiv Energy component of the Competitive Energy business are encompassed within the prior discussion under the heading "Conectiv Energy Gross Margin."

Pepco Energy Services

    Pepco Energy Services' fuel and purchased energy and other services cost of sales increased $323.6 million primarily due to (i) an increase of $348.6 million due to higher volumes of purchased electricity at higher prices in 2007 to serve increased retail customer load, partially offset by (ii) a decrease of $25.2 million due to the sale of certain energy services business assets in 2006.

134
Other Operation and Maintenance
A detail of PHI's other operation and maintenance expense is as follows:
	Six Months Ended June 30,
	2007	2006	Change
Power Delivery	$318.1	$322.7	$(4.6)
Conectiv Energy	68.1	57.6	10.5
Pepco Energy Services	35.5	33.4	2.1
Other Non-Regulated	2.5	3.1	(.6)
Corporate and Other	(6.3)	(2.9)	(3.4)
Total	$417.9	$413.9	$4.0

    The $4.6 million decrease in Other Operation and Maintenance expenses of the Power Delivery segment was primarily due to (i) $19.1 million decrease in costs primarily related to the sales by ACE of its Keystone and Conemaugh interests and B.L. England generating facilities (deferred and recoverable), (ii) $2.7 million decrease in Company-owned life insurance due to a 2006 adjustment, (iii) $1.1 million decrease in environmental costs primarily related to a coal gas liability adjustment in 2006, partially offset by (iv) $4.8 million increase in business support, primarily customer service and corporate overhead costs, (v) $4.7 million increase in operating maintenance and restoration costs, (vi) $3.1 million increase due to various construction project write-offs related to customer requested work, and (vii) $3.2 million increase in regulatory filing costs.

The higher operation and maintenance expenses of the Conectiv Energy segment in 2007 were primarily due to increased planned maintenance at its power plants.
Depreciation and Amortization

     Depreciation and amortization expenses decreased by $22.5 million to $185.8 million in 2007 from $208.3 million in 2006. The decrease is primarily due to lower amortization of regulatory assets, partially offset by plant additions.

Other Taxes

     Other Taxes increased by $7.5 million to $171.5 million in 2007, from $164.0 million in 2006. The increase was primarily due to increased pass-throughs resulting from higher electricity sales and rate increases (partially offset in T&D Revenue).

Deferred Electric Service Costs

     Deferred Electric Service Costs increased by $28.3 million to an expense of $18.1 million in 2007 from income of $10.2 million in 2006. The increase represents a $28.0 million net over-recovery associated with New Jersey BGS, NUGs, market transition charges and other restructuring items. At June 30, 2007, ACE's balance sheet included as a regulatory liability an over-recovery of $171.4 million with respect to these items, which is net of a $46 million reserve for items disallowed by the NJBPU in a ruling that is under appeal. The $171.4 million regulatory liability also includes an $81.3 million gain related to the September 1, 2006 sale of ACE's interests in Keystone and Conemaugh generating facilities and a $14.7 million loss related to the 2007 sale of ACE's B.L. England generating facility. For additional information

138

concerning this matter, refer to Note (4), Commitments and Contingencies to the consolidated financial statements of PHI included herein.

Impairment Loss

     During the second quarter of 2007, PHI recorded a pre-tax impairment loss of $1.6 million ($1 million, after-tax) on certain energy services business assets owned by Pepco Energy Services. During the second quarter of 2006, PHI recorded a pre-tax impairment loss of $6.5 million ($4.2 million, after-tax) on other energy services business assets owned by Pepco Energy Services.

Other Income (Expenses)

     Other Expenses (which are net of Other Income) increased by $5.5 million to $139.5 million in 2007 from $134 million in 2006 due to a $12.3 million gain that was recorded in 2006 related to the disposition of assets associated with a cogeneration facility, partially offset in 2007 by a $2.5 million gain on a settlement agreement between Pepco Energy Services and a subcontractor and an increase in the value of investment assets.

Income Tax Expense

     PHI's effective tax rate for the six months ended June 30, 2007 was 36% as compared to the federal statutory rate of 35%. The major reasons for the difference between the effective tax rate and the statutory tax rate were state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, partially offset by changes in estimates related to tax liabilities for prior tax years subject to audit, the flow-through of deferred investment tax credits, the flow-through of certain asset removal costs and tax benefits related to certain leveraged leases.

     PHI's effective tax rate for the six months ended June 30, 2006 was 41% as compared to the federal statutory rate of 35%. The major reasons for the difference between the effective tax rate and the statutory rate were state income taxes (net of federal benefit), the flow-through of certain book tax depreciation differences and changes in estimates related to tax liabilities for prior tax years subject to audit, partially offset by the flow-through of deferred investment tax credits, the flow-through of certain asset removal costs and tax benefits related to certain leveraged leases.

CAPITAL RESOURCES AND LIQUIDITY
This section discusses Pepco Holdings' cash flow activity, capital spending plans, and other uses and sources of capital.
Amended and Restated Credit Facility
On May 2, 2007, PHI, Pepco, DPL and ACE entered into an amendment and restatement of their principal credit facility.

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

     The facility is intended to serve primarily as a source of liquidity to support the commercial paper programs of the respective companies. The companies also are permitted to use the facility to borrow funds for general corporate purposes and issue letters of credit. In order for a borrower to use the facility, certain representations and warranties made by the borrower at the time the amended and restated credit agreement was entered into also must be true at the time the facility is utilized, and the borrower must be in compliance with specified covenants, including the financial covenant described below. However, a material adverse change in the borrower's business, property, and results of operations or financial condition subsequent to the entry into the amended and restated credit agreement is not a condition to the availability of credit under the facility. Among the covenants to which each of the companies is subject are (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the amended and restated credit agreement, which calculation excludes certain trust preferred securities and deferrable interest subordinated debt from the definition of total indebtedness (not to exceed 15% of total capitalization), (ii) a restriction on sales or other dispositions of assets, other than sales and dispositions permitted by the amended and restated credit agreement, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than liens permitted by the amended and restated credit agreement. The agreement does not include any rating triggers.

Financing Activity During the Three Months Ended June 30, 2007

     In April 2007, PHI issued $200 million of privately placed 6.0% notes due 2019. Proceeds were used to redeem, on May 31, 2007, $200 million of 5.5% notes due August 15, 2007 at a price of 100.0377% of par.

In April 2007, ACE retired at maturity $15 million of 7.52% medium-term notes.

     In April 2007, Atlantic City Electric Transition Funding LLC (ACE Funding) made principal payments of $4.9 million on Series 2002-1 Transition Bonds, Class A-1 and $2.0 million on Series 2003-1 Transition Bonds, Class A-1 with a weighted average interest rate of 2.89%.

In May 2007, ACE retired at maturity $1 million of 7.15% medium-term notes.
In May 2007, DPL retired at maturity $50 million of 8.125% medium-term notes.
137

     In June 2007, PHI issued $250 million of 6.125% notes due 2017 in a public offering. Net proceeds along with cash on hand or short-term debt will be used to repay $300 million of 5.5% notes due August 15, 2007.

In June 2007, DPL retired at maturity $3.2 million of 6.95% first mortgage bonds.
Financing Activity Subsequent to June 30, 2007

     In July 2007, ACE Funding made principal payments of $4.8 million on Series 2002-1 Transition Bonds, Class A-1 and $1.8 million on Series 2003-1 Transition Bonds, Class A-1 with a weighted average interest rate of 2.89%.

Sale of Interest in Cogeneration Joint Venture

     During the first quarter of 2006, Conectiv Energy recognized a $12.3 million pre-tax gain ($7.9 million after-tax) on the sale of its equity interest in a joint venture which owns a wood burning cogeneration facility in California.

Working Capital

     At June 30, 2007, Pepco Holdings' current assets on a consolidated basis totaled $2.0 billion and its current liabilities totaled $2.4 billion. At December 31, 2006, Pepco Holdings' current assets totaled $2.0 billion and its current liabilities totaled $2.5 billion.

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

     At June 30, 2007, Pepco Holdings' cash and cash equivalents and its restricted cash, totaled $35.9 million. No net cash collateral was held by subsidiaries of PHI engaged in Competitive Energy and Default Electricity Supply activities ($2.9 million of cash collateral was held as restricted cash). At December 31, 2006, Pepco Holdings' cash and cash equivalents and its restricted cash totaled $60.8 million. No net cash collateral was held by subsidiaries of PHI engaged in Competitive Energy and Default Electricity Supply activities (no cash collateral was held as restricted cash). See "Capital Requirements -- Contractual Arrangements with Credit Rating Triggers or Margining Rights" for additional information.

138
A detail of PHI's short-term debt balance and its current maturities of long-term debt and project funding balance follows:
	As of June 30, 2007 (Millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	PES	PCI	PHI Consolidated
Variable Rate Demand Bonds	$ -	$ -	$104.8	$22.6	$ -	$26.8	$ -	$154.2
Commercial Paper	5.8	8.1	29.1	88.8	-	-	-	131.8
Total Short- Term Debt	$ 5.8	$8.1	$133.9	$111.4	$ -	$26.8	$ -	$286.0

Current Maturities of Long-Term Debt and Project Funding	$300.0	$253.0	$4.4	$50.0	$30.4	$ 2.7	$ -	$640.5

	As of December 31, 2006 (Millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	PES	PCI	PHI Consolidated
Variable Rate Demand Bonds	$ -	$ -	$104.8	$22.6	$ -	$26.8	$ -	$154.2
Commercial Paper	36.0	67.1	91.1	1.2	-	-	-	195.4
Total Short- Term Debt	$ 36.0	$ 67.1	$195.9	$23.8	$ -	$26.8	$ -	$349.6

Current Maturities of Long-Term Debt and Project Funding	$500.0	$210.0	$ 64.7	$16.0	$29.9	$ 2.6	$34.3	$857.5

Cash Flow Activity
PHI's cash flows for the six months ended June 30, 2007 and 2006 are summarized below.
	Cash Use
	2007	2006
	(Millions of dollars)
Operating activities	$314.8	$(118.4)
Investing activities	(272.6)	(214.4)
Financing activities	(68.0)	244.2
Net decrease in cash and cash equivalents	$(25.8)	$(88.6)

Operating Activities
Cash flows from operating activities during the six months ended June 30, 2007 and 2006 are summarized below.
139
	Cash Source / (Use)
	2007	2006
	(Millions of dollars)
Net income	$108.8	$108.0
Non-cash adjustments to net income	240.6	178.1
Changes in working capital	(34.6)	(404.5)
Net cash from (used by) operating activities	$314.8	$(118.4)

     Net cash from operating activities was $433.2 million higher for the six months ended June 30, 2007 compared to the same period in 2006. The increase is primarily the result of: (i) a tax payment of $121 million made in February 2006 (see "Regulatory and Other Matters -- IRS Mixed Service Cost Issue" below), (ii) a $58.1 million decrease in income taxes paid (other than the February 2006 payment) and (iii) the change in cash collateral requirements detailed below associated with the activities of Competitive Energy.

Changes in cash collateral include the following:
•	The balance of net cash collateral posted by PHI decreased $28.2 million from December 31, 2006 to June 30, 2007 (an increase in cash).
•	The balance of net cash collateral held by PHI decreased $205.8 million from December 31, 2005 to June 30, 2006 (a decrease in cash).
Investing Activities
Cash flows from investing activities during the six months ended June 30, 2007 and 2006 are summarized below.
	Cash Use
	2007	2006
	(Millions of dollars)
Construction expenditures	$(285.0)	$(248.3)
Cash proceeds from sale of:
Other investments	-	13.1
Other assets	10.6	3.2
Changes in restricted cash	(.9)	10.0
All other investing cash flows, net	2.7	7.6
Net cash used by investing activities	$(272.6)	$(214.4)

     Net cash used by investing activities increased $58.2 million primarily due to: (i) a $36.7 million increase in capital expenditures, $21.9 million of which relates to Power Delivery, and (ii) a decrease in total cash proceeds from the sale of other investments and other assets of $5.7 million. The 2006 proceeds primarily consist of $13.1 million from the sale of Conectiv Energy's equity interest in a joint venture which owns a wood burning cogeneration facility in California. The 2007 proceeds primarily consist of the $9.0 million received from the sale of the B.L. England generating facility.

140
Financing Activities
Cash flows from financing activities during the six months ended June 30, 2007 and 2006 are summarized below.
	Cash (Use) / Source
	2007	2006
	(Millions of dollars)
Dividends paid on common and preferred stock	$(100.5)	$(99.5)
Common stock issued for the Dividend Reinvestment Plan	14.1	15.0
Issuance of common stock	23.9	2.6
Preferred stock redeemed	(18.2)	(21.5)
Issuances of long-term debt	451.4	217.0
Reacquisition of long-term debt	(364.2)	(491.2)
(Repayments) issuances of short-term debt, net	(63.6)	619.7
All other financing cash flows, net	(10.9)	2.1
Net cash (used by) from financing activities	$(68.0)	$244.2

Net cash used by financing activities increased $312.2 million for the six months ended June 30, 2007 compared to the same period in 2006.

     The change from the net issuances of short-term debt to the net repayment of short-term debt was due to the following: (i) $300 million commercial paper issuance in 2006 used to retire PHI long-term debt, (ii) an Internal Revenue Service (IRS) tax payment of $121 million paid in the first quarter of 2006, and (iii) an increase in collateral requirements of $205.8 million from December 2005 to June 2006.

Cash flows from the issuance and reacquisition of long-term debt in 2007 are attributable primarily to the following transactions:
•	In January 2007, Pepco retired at maturity $35 million of 7.64% medium-term notes.
•

In January 2007, ACE Funding made principal payments of $5.2 million on Series 2002-1 Transition Bonds, Class A-1 and $2.1 million on Series 2003-1 Transition Bonds, Class A-1 with a weighted average interest rate of 2.89%.

•	In February 2007, DPL retired at maturity $11.5 million of medium-term notes with a weighted average interest rate of 7.08%.
•	In February 2007, PCI retired at maturity $34.3 million of 7.62% medium-term notes.
•

In April 2007, PHI issued $200 million of 6.0% notes due 2019 in a private placement. Proceeds were used to redeem, on May 31, 2007, $200 million of 5.5% notes due August 15, 2007 at a price of 100.0377% of par.

•	In April 2007, ACE retired at maturity $15 million of 7.52% medium-term notes.
141
•

In April 2007, ACE Funding made principal payments of $4.9 million on Series 2002-1 Transition Bonds, Class A-1 and $2.0 million on Series 2003-1 Transition Bonds, Class A-1 with a weighted average interest rate of 2.89%.

•	In May 2007, DPL retired at maturity $50 million of 8.125% medium-term notes.
•

In June 2007, PHI issued $250 million of 6.125% notes due 2017 in a public offering. Net proceeds along with cash on hand or short-term debt will be used to repay $300 million of 5.5% notes due August 15, 2007.

•	In June 2007, DPL retired at maturity $3.2 million of 6.95% first mortgage bonds.
Cash flows from the issuance and reacquisition of long-term debt in 2006 were attributable primarily to the following transactions:
•	In January 2006, ACE retired at maturity $65 million of medium-term notes.
•	In February 2006, PHI retired at maturity $300 million of its 3.75% unsecured notes with proceeds from the issuance of commercial paper.
•	On March 15, 2006, ACE issued $105 million of Senior Notes due 2036. The proceeds were used to pay down short-term debt incurred earlier in the quarter to repay medium-term notes at maturity.
•

In April 2006, ACE Funding made principal payments of $4.8 million on Series 2002-1 Transition Bonds, Class A-1, and $2.0 million on Series 2003-1 Transition Bonds, Class A-1, with a weighted average interest rate of 2.89%.

•	On May 15, 2006, Pepco used the proceeds from a bond refinancing to redeem $109.5 million in three series of first mortgage bonds. The series were combined into one series of $109.5 million due 2022.
•	On June 1, 2006, DPL redeemed $2.9 million 6.95% first mortgage bonds due 2008.
The change in the issuance of common of stock is related to increases in stock options exercised and shares issued under the performance based long-term incentive plan.
Capital Requirements
Construction Expenditures

     Pepco Holdings' total construction expenditures (including accruals) for the six months ended June 30, 2007 totaled $282.2 million of which $257.9 million was related to its Power Delivery businesses. The remainder was primarily related to Conectiv Energy and Pepco Energy Services. The Power Delivery expenditures were primarily related to capital costs associated with new customer services, distribution reliability, and transmission.

142

     In 2007, Pepco Holdings has increased its projected construction expenditures for the five-year period 2007 through 2011 as disclosed in its Form 10-K for the year ended December 31, 2006 by $25 million in 2007, $46 million in 2008, and $4 million in 2009 for the construction by Conectiv Energy of a new combustion turbine power plant.

     In June, 2007, Conectiv Energy filed its compliance plan as required by the Delaware multipollutant emissions regulations adopted by the Delaware Department of Natural Resources and Environmental Control. The plan includes installation of a sodium based sorbent injection system and a Selective Non-Catalytic Reduction (SNCR) system and carbon injection for Edge Moor Units 3 and 4, and use of an SNCR system and lower sulfur oil at Edge Moor Unit 5. Conectiv Energy believes that with these modifications, it can meet the requirements of the new regulations at an estimated capital cost of $50 to $80 million. The compliance plan filed by Conectiv Energy contemplates capital expenditures of $14 million of capital in 2007 and $25 million of capital in 2008. Pepco Holdings five year construction plan includes projected construction spending of $50 million relating to compliance with the Delaware multipollutant regulations, of which an aggregate of $31 million has been included in its construction expenditures for 2007 and 2008.

MAPP Project

     On May 15, 2006, Pepco Holdings announced the proposed construction of a new 230-mile 500-kilovolt interstate transmission line referred to as the PHI Mid-Atlantic Power Pathway Project (the MAPP Project). The proposed transmission line, which would be located in northern Virginia, Maryland, the Delmarva Peninsula and New Jersey, is among the transmission proposals under consideration by PJM, the regional transmission operator for the service territories covered by PHI's utility subsidiaries, for inclusion in the PJM's Regional Transmission Expansion Plan (RTEP) that PJM is developing to address the reliability objectives of the PJM system. The preliminarily estimated cost of the MAPP Project is approximately $1.2 billion over an eight-year construction period beginning in 2008. PJM has not yet determined whether the MAPP Project will be included, in whole or in part, in the RTEP. If the MAPP Project is approved, PHI plans to add significant 230-kilovolt support lines in Maryland and New Jersey to connect with the new 500-kilovolt line. Neither the cost of the MAPP Project nor the cost of the additional 230-kilovolt lines is included in the Pepco Holdings' current projection of construction expenditures.

Blueprint for the Future

     During 2007, the utility subsidiaries of Pepco Holdings announced an initiative referred to as the "Blueprint for the Future." This initiative combines traditional energy efficiency programs with new technologies and systems to help customers manage their energy use and reduce the total cost of energy. The programs include demand side management efforts, such as rebates or other financial incentives for residential customers to replace inefficient appliances and for business customers to use more energy efficient equipment, such as improved lighting and HVAC systems. Under the proposals, customers also could receive credits on their bills for allowing the utility company to "cycle," or intermittently turn off, their central air conditioning or heat pumps when wholesale electricity prices are high. The proposals contemplate that business customers would receive financial incentives for using energy efficient equipment, and would be rewarded for reducing use during periods of peak demand. Additionally, Pepco and DPL intend to install "smart meters" for all customers in the District of Columbia, Maryland and

Delaware, providing the utilities with the ability to remotely read the meters and identify the location of a power outage.

     Pepco and DPL have made filings with their respective regulatory commissions for approval of certain aspects of these programs. ACE intends to make a filing with the New Jersey Board of Public Utilities later in 2007 proposing to implement similar programs in its service territory. The estimated cost to implement these proposals, if approved by the applicable regulatory commissions, is approximately $646 million over the eight-year period from 2008 to 2014. These costs are not included in Pepco Holdings' current projection of construction expenditures.

Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

     Pepco Holdings and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations which are entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

     As of June 30, 2007, Pepco Holdings and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, performance residual value, and other commitments and obligations. The fair value of these commitments and obligations was not required to be recorded in Pepco Holdings' Consolidated Balance Sheets; however, certain energy marketing obligations of Conectiv Energy were recorded. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	DPL	ACE	Other	Total
Energy marketing obligations of Conectiv Energy (1)	$205.5	$-	$-	$-	$205.5
Energy procurement obligations of Pepco Energy Services (1)	45.7	-	-	-	45.7
Guaranteed lease residual values (2)	-	2.9	3.1	.5	6.5
Other (3)	2.6	-	-	1.7	4.3
Total	$253.8	$2.9	$3.1	$2.2	$262.0

1.

Pepco Holdings has contractual commitments for performance and related payments of Conectiv Energy and Pepco Energy Services to counterparties related to routine energy sales and procurement obligations, including requirements under BGS contracts entered into with ACE.

2.

Subsidiaries of Pepco Holdings have guaranteed residual values in excess of fair value related to certain equipment and fleet vehicles held through lease agreements. As of June 30, 2007, obligations under the guarantees were approximately $6.5 million. Assets leased under agreements subject to residual value guarantees are typically for periods ranging from 2 years to 10 years. Historically, payments under the guarantees have not been made by the guarantor as, under normal conditions, the contract runs to full term at which time the residual value is minimal. As such, Pepco Holdings believes the likelihood of payment being required under the guarantee is remote.

144
3.	Other guarantees consist of:
•	Pepco Holdings has guaranteed a subsidiary building lease of $2.6 million. Pepco Holdings does not expect to fund the full amount of the exposure under the guarantee.
•

PCI has guaranteed facility rental obligations related to contracts entered into by Starpower Communications, LLC. As of June 30, 2007, the guarantees cover the remaining $1.7 million in rental obligations.

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

Dividends
On July 26, 2007, Pepco Holdings' Board of Directors declared a dividend on common stock of 26 cents per share payable September 28, 2007, to shareholders of record on September 10, 2007.
145
Energy Contract Net Asset/Liability Activity

     The following table provides detail on changes in the net asset or liability position of the Competitive Energy businesses (consisting of the activities of the Conectiv Energy and Pepco Energy Services segments) with respect to energy commodity contracts from one period to the next:

Roll-forward of Mark-to-Market Energy Contract Net Liabilities For the Six Months Ended June 30, 2007 (Dollars are pre-tax and in millions)
	Proprietary Trading (1)	Other Energy Commodity (2)	Total
Total Marked-to-Market (MTM) Energy Contract Net Liabilities at December 31, 2006	$ -	$(64.3)	$(64.3)
Total change in unrealized fair value	-	19.1	19.1
Reclassification to realized at settlement of contracts	-	(18.9)	(18.9)
Effective portion of changes in fair value - recorded in Other Comprehensive Income (OCI)	-	22.5	22.5
Ineffective portion of changes in fair value - recorded in earnings	-	(.2)	(.2)
Total MTM Energy Contract Net Liabilities at June 30, 2007	$ -	$(41.8)	$(41.8)

Detail of MTM Energy Contract Net Liabilities at June 30, 2007 (see above)			Total
Current Assets (other current assets)			$ 33.9
Noncurrent Assets (other assets)			10.0
Total MTM Energy Contract Assets			43.9
Current Liabilities (other current liabilities)			(62.5)
Noncurrent Liabilities (other liabilities)			(23.2)
Total MTM Energy Contract Liabilities			(85.7)
Total MTM Energy Contract Net Liabilities			$(41.8)

Notes:
(1)	PHI discontinued its proprietary trading activity in 2003.
(2)	Includes all Statement of Financial Accounting Standards (SFAS) No. 133 hedge activity and non-proprietary trading activities marked-to-market through earnings.

     PHI uses its best estimates to determine the fair value of the commodity and derivative contracts that its Competitive Energy businesses hold and sell. The fair values in each category presented below reflect forward prices and volatility factors as of June 30, 2007 and are subject to change as a result of changes in these factors:

146
Maturity and Source of Fair Value of Mark-to-Market Energy Contract Net Assets (Liabilities) As of June 30, 2007 (Dollars are pre-tax and in millions)
	Fair Value of Contracts at June 30, 2007 Maturities
Source of Fair Value	2007	2008	2009	2010 and Beyond	Total Fair Value
Proprietary Trading
Actively Quoted (i.e., exchange-traded) prices	$ -	$ -	$ -	$ -	$ -
Prices provided by other external sources	-	-	-	-	-
Modeled	-	-	-	-	-
Total	$ -	$ -	$ -	$ -	$ -
Other Energy Commodity, net (1)
Actively Quoted (i.e., exchange-traded) prices	$(36.9)	$ 9.4	$11.4	$ 1.0	$(15.1)
Prices provided by other external sources (2)	(6.7)	(13.9)	(9.7)	(2.1)	(32.4)
Modeled (3)	2.0	2.7	1.1	(.1)	5.7
Total	$(41.6)	$ (1.8)	$ 2.8	$(1.2)	$(41.8)

Notes:
(1)	Includes all SFAS No. 133 hedge activity and non-proprietary trading activities marked-to-market through Accumulated Other Comprehensive Income or on the Statement of Earnings, as required.
(2)	Prices provided by other external sources reflect information obtained from over-the-counter brokers, industry services, or multiple-party on-line platforms.
(3)

This modeled position represents standard offer service and associated supply outside of Conectiv Energy's native Mid-Atlantic Area Council territory in PJM which is receiving fair value accounting with the gains and losses recorded through current income. Pricing for the load portion of the transaction is modeled from broker quotes obtained for the closest trading hub, and adjusted for load following factors and historical congestion. Load volumes are adjusted for expected migration. Anticipated margin (Day 1 gain) on the transaction has been reserved in accordance with Emerging Issues Task Force (EITF) Issue No. 02-3.

Contractual Arrangements with Credit Rating Triggers or Margining Rights

     Under certain contractual arrangements entered into by PHI's subsidiaries in connection with the Competitive Energy business and other transactions, the subsidiary may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit ratings of the subsidiary are downgraded. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. As of June 30, 2007, a one-level downgrade in the credit rating of PHI and all of its affected subsidiaries would have required PHI and such subsidiaries to provide an additional $347 million of aggregate cash collateral or letters of credit. PHI believes that it and its utility subsidiaries maintain adequate short-term funding sources in the event the additional collateral or letters of credit are required.

147

     Many of the contractual arrangements entered into by PHI's subsidiaries in connection with Competitive Energy and default electricity supply activities include margining rights pursuant to which the PHI subsidiary or a counterparty may request collateral if the market value of the contractual obligations reaches levels in excess of the credit thresholds established in the applicable arrangements. Pursuant to these margining rights, the affected PHI subsidiary may receive, or be required to post, collateral due to energy price movements. As of June 30, 2007, Pepco Holdings' subsidiaries engaged in Competitive Energy activities and default electricity supply activities provided cash collateral in the amount of $124.7 million in connection with these activities.

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

Power Purchase Agreement

     The power purchase agreement (Panda PPA) between Panda-Brandywine, L.P. (Panda) and Pepco obligates Pepco to purchase from Panda 230 megawatts of energy and capacity annually through 2021. At the time of the sale of Pepco's generating assets to Mirant, the purchase price of the energy and capacity under the Panda PPA was, and since that time has continued to be, substantially in excess of the market price. As a part of the Asset Purchase and Sale Agreement, Pepco entered into a "back-to-back" arrangement with Mirant. Under this arrangement, Mirant is obligated through 2021 to purchase from Pepco the capacity and energy that Pepco is obligated to purchase under the Panda PPA at a price equal to Pepco's purchase price from Panda (the PPA-Related Obligations).

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

•

Except as described below, the $520 million Pepco Distribution will be effected by means of the issuance to Pepco of shares of Mirant common stock, which Pepco will be obligated to resell promptly in one or more block sale transactions. If the net proceeds that Pepco receives from the resale of the shares of Mirant common stock are less than $520 million, Pepco will receive a cash payment from Mirant equal to the difference, and if the net proceeds that Pepco receives from the resale of the shares of Mirant common stock are more than $520 million, Pepco will make a cash payment to Mirant equal to the difference.

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

     According to their terms, the Settlement Agreement and the SMECO Settlement Agreement will become effective when the Bankruptcy Court or the U.S. District Court for the Northern

District of Texas (the District Court), as applicable, has entered a final order, not subject to appeal or rehearing, approving both the Settlement Agreement and the SMECO Settlement Agreement.

     On August 9, 2006, the Bankruptcy Court issued an order approving the Settlement Agreement and the SMECO Settlement Agreement. On August 18, 2006, certain holders of Mirant bankruptcy claims, who had objected to approval of the Settlement Agreement and the SMECO Settlement Agreement before the Bankruptcy Court, appealed the approval order to the District Court. On December 26, 2006, the District Court issued an order affirming the Bankruptcy Court's order approving the Settlement Agreement. On January 25, 2007, the parties that appealed the Bankruptcy Court's order filed a notice of appeal of the District Court's order with the U.S. Court of Appeals for the Fifth Circuit (the Fifth Circuit). The brief of the appealing creditors was filed on April 25, 2007, while Mirant's and Pepco's briefs were filed on May 31, 2007.

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

Rate Proceedings
Delaware

     For a discussion of the history of the Gas Cost Rate (GCR) proceedings in Delaware, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings -- Delaware" of PHI's Annual Report on Form 10-K for the year ended December 31, 2006 (the PHI 2006 Form 10-K) and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings -- Delaware " of PHI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the PHI 1st Quarter Form 10-Q). On July 17, 2007, the Delaware Public Service Commission granted final approval for the GCR, as filed.

District of Columbia

     As previously disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings -- District of Columbia" of the PHI 2006 Form 10-K, in February 2006, Pepco filed an update to the District of Columbia Generation Procurement Credit (GPC) for the periods February 8, 2002 through February 7, 2004 and February 8, 2004 through February 7, 2005. The GPC provides for sharing of the profit from SOS sales. On June 15, 2006, the District of Columbia Public Service Commission (DCPSC) granted conditional approval of the GPC update as filed, effective July 1, 2006, and on May 24, 2007, the DCPSC issued a final approval.

     As previously disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings -- District of Columbia" of the PHI 2006 Form 10-K, in December 2006, Pepco submitted an application to the DCPSC to increase electric distribution base rates, including a proposed bill stabilization adjustment mechanism (BSA), which "decouples" revenue from unit sales consumption and ties the growth in revenues to the growth in the number of customers. Hearings were held in the case in June 2007. A DCPSC decision is expected in September 2007.

Maryland

     As previously disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings -- Maryland" of the PHI 2006 Form 10-K and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Rate Proceedings -- Maryland" of the PHI 1st Quarter Form 10-Q, in November 2006, DPL and Pepco each submitted an application to the Maryland Public Service Commission (MPSC) to increase electric distribution base rates, including a proposed BSA. On July 19, 2007, the MPSC issued orders in the electric service distribution rate cases filed by DPL and Pepco. The DPL order approved a temporary annual increase in distribution rates of approximately $14.9 million (including a decrease in annual depreciation expense of approximately $0.9 million). The Pepco order approved a temporary annual increase in distribution rates of approximately $10.6 million (including a decrease in annual depreciation expense of approximately $30.7 million). In each case, the approved distribution rate reflects a return on equity of 10.0%. The orders each provided that the rate increases are effective as of June 16, 2007, and will remain in effect for an initial period of nine months from the date of the order (or until April 19, 2008). The temporary rates are subject to a Phase II proceeding in which the MPSC will consider the results of audits of each company's cost allocation manual, as filed with the MPSC, to determine whether a further adjustment to the rates is required. For each of the utilities, the MPSC approved the proposed BSA, under which customer delivery rates are subject to adjustment quarterly (through a surcharge or credit mechanism), depending on whether actual revenue per customer exceeds or falls short of, the approved revenue per customer amount.

New Jersey

     On June 1, 2007, ACE filed with the NJBPU an application for permission to decrease the Non Utility Generation Charge (NGC) and increase components of its Societal Benefits Charge (SBC) to be collected from customers for the period October 1, 2007 through September 30, 2008. The proposed changes are designed to effect a true-up of the actual and estimated costs and revenues collected through the current NGC and SBC rates through September 30, 2007 and, in the case of the SBC, forecasted costs and revenues for the period October 1, 2007 through September 30, 2008.

151

     ACE projects that, as of September 30, 2007, the NGC, which is intended primarily to recover the above-market component of payments made by ACE under non-utility generation contracts and stranded costs associated with those commitments, will have an over-recovery balance of $234.6 million. The filing proposes that the NGC balance, including interest, be amortized and returned to ACE customers over a four-year period, beginning October 1, 2007.

     ACE also projects that, as of September 30, 2007, the SBC, which is intended to allow ACE to recover certain costs involved with various NJBPU-mandated social programs, will have an under-recovery of approximately $21.8 million, primarily due to increased costs associated with funding the New Jersey Clean Energy Program (CEP). In addition, ACE has requested an increase to the SBC to reflect the increased funding levels approved by the NJBPU to $18.9 million for calendar year 2007 and $20.4 million for calendar year 2008, which will require a $42.3 million increase in the SBC for the period of October 1, 2007 to September 30, 2008.

     The net impact of the proposed adjustments to the NGC and the SBC, including associated changes in sales and use tax, is an overall rate decrease of approximately $131.8 million for the period October 1, 2007, through September 30, 2008. The proposed adjustments and the corresponding changes in customer rates are subject to the approval of the NJBPU. Once approved and implemented, ACE anticipates that the revised rates will remain in effect until September 30, 2008, subject to an annual true-up and change each year thereafter.

Federal Energy Regulatory Commission

     On May 15, 2007, Pepco, ACE and DPL each updated its FERC-approved formula transmission rates based on its 2006 FERC Form 1. These rates became effective on June 1, 2007, and will provide the following approximate additional annual revenues: for Pepco, $9.5 million; for DPL, $17.2 million; and for ACE, $20 million. These updated rates reflect the end of a settlement adjustment that reduced the prior rate year's (from June 2006 through May 2007) revenues by an annual amount of $25.3 million for the three utilities.

Divestiture Case
New Jersey

     As previously disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Divestiture Cases -- New Jersey" of the PHI 2006 Form 10-K, in connection with the divestiture by ACE of its nuclear generating assets, the NJBPU in July 2000 preliminarily determined that the amount of stranded costs associated with the divested assets that ACE could recover from ratepayers should be reduced by approximately $94.8 million, consisting of $54.1 million of accumulated deferred federal income taxes (ADFIT) associated with accelerated depreciation on the divested nuclear assets, and $40.7 million of current tax loss from selling the assets at a price below the tax basis.

     The $54.1 million in deferred taxes associated with the divested assets' accelerated depreciation; however, is subject to the normalization rules. Due to uncertainty under federal tax law regarding whether the sharing of federal income tax benefits associated with the divested assets, including ADFIT related to accelerated depreciation, with ACE's customers would violate the normalization rules, ACE submitted a request to the IRS for a Private Letter Ruling (PLR) to clarify the applicable law. The NJBPU has delayed its final determination of the amount of recoverable stranded costs until after the receipt of the PLR.

152

     On May 25, 2006, the IRS issued the PLR in which it stated that returning to ratepayers any of the unamortized ADFIT attributable to accelerated depreciation on the divested assets after the sale of the assets by means of a reduction of the amount of recoverable stranded costs would violate the normalization rules.

     On June 9, 2006, ACE submitted a letter to the NJBPU, requesting that the NJBPU conduct proceedings to finalize the determination of the stranded costs associated with the sale of ACE's nuclear assets in accordance with the PLR. In the absence of an NJBPU action regarding ACE's request, on June 22, 2007, ACE filed a motion requesting that the NJBPU issue an order finalizing the determination of such stranded costs in accordance with the PLR. The NJBPU and the other parties in interest have agreed to an expedited schedule for resolution of the motion.

Default Electricity Supply Proceedings
Virginia
As discussed below under the heading "DPL Sale of Virginia Operations," DPL has entered into an agreement to sell substantially all of its Virginia electric service operations.

     As previously disclosed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Default Electricity Supply Proceedings -- Virginia" of the PHI 1st Quarter Form 10-Q, on April 2, 2007, DPL filed an application with Virginia State Corporation Commission (VSCC) to adjust its Default Service rates covering the period June 1, 2007, to May 31, 2008. The proposed rates for this service during the first month of this period (June 2007) are based on the fuel proxy rate calculation described below. The proposed rates for the remaining 11 months of the period (July 1, 2007 to May 31, 2008) reflect the fuel cost of Default Service supply based upon the results of the competitive bidding wholesale procurement process. The calculations in the application result in a rate decrease of approximately $1.7 million for the period, June 1 to June 30, 2007, and an increase of approximately $4.2 million for the period, July 1, 2007 to May 31, 2008, resulting in an overall annual rate increase of approximately $2.5 million.

     The "fuel proxy rate calculation" was established under a Memorandum of Agreement (MOA) that DPL entered into with the staff of the VSCC in connection with the approval of DPL's divestiture of its generation assets in 2000, and provides for the calculation of the fuel rate portion of Default Service rates that reflect an approximation of the fuel costs that DPL would have incurred had it retained its generating assets. Since June 1, 2006, use of the proxy rate calculation has resulted in DPL being unable to recover fully its cost of providing Default Service. The new rate application reflects DPL's position that the use of the fuel proxy rate calculation to establish Default Service rates terminated on July 1, 2007, and effective that date, it should be permitted to charge customers market based fuel costs. However, pursuant to an order dated June 8, 2007, the VSCC denied the July 1, 2007 rate increase, based on its conclusion that the MOA's provisions relating to fuel costs did not end effective June 30, 2007. As a result of this decision, DPL estimates that it will under-recover its cost of providing Default Service by approximately $1.7 million between June 1, 2007 and the September 30, 2007 expiration of the current SOS supply contract. Thereafter, any ongoing under-recovery will be determined by market rates for the fuel portion of SOS supply and the timing of completion of the sale of DPL's Virginia electric operations as described below under the heading "DPL Sale of Virginia Operations."

     DPL filed a complaint for a declaratory order and preliminary injunctive relief with the U.S. District Court for the Eastern District of Virginia (the Virginia District Court). On July 23, 2007, the Virginia District Court dismissed the complaint and denied injunctive relief, finding that the court lacked subject matter jurisdiction and stating that even if it had subject matter jurisdiction, it would abstain from exercising that jurisdiction to allow the Supreme Court of Virginia to consider the issues upon which the complaint was based. On July 31, 2007, DPL filed a notice of appeal of the VSCC's orders with the Supreme Court of Virginia. The sale of DPL's Virginia electric operations as described below under the heading "DPL Sale of Virginia Operations" is not contingent upon resolution of any of the matters that are at issue in these proceedings. If the sale of the Virginia electric operations is completed, the effect, if any, on these proceedings is not determinable at this time.

DPL Sale of Virginia Operations

     On June 13, 2007, DPL entered into separate agreements to sell, respectively, all of its distribution assets and a significant portion of its transmission assets in Virginia for an aggregate sales price of approximately $45 million. DPL currently expects the transactions to close during the fourth quarter of 2007, contingent upon the receipt of required regulatory approvals. These sales, if completed, will not result in a significant financial gain or loss to DPL.

Distribution Purchase and Sale Agreement

     DPL has entered into an agreement to sell to A&N Electric Cooperative (A&N) all of its assets principally related to DPL's business of distributing retail electric services to customers located on the Eastern Shore of Virginia for a purchase price of approximately $39.8 million, subject to closing adjustments. The assets to be sold include real and personal property, accounts receivable and customer deposits. A&N will assume certain post-closing liabilities and unknown pre-closing liabilities related to the distribution assets including most environmental liabilities, except that DPL will remain liable for unknown pre-closing liabilities if they become known within six months after the closing date. The completion of the sale is contingent upon approval by the VSCC.

Transmission Purchase and Sale Agreement

     DPL has entered into an agreement to sell to Old Dominion Electric Cooperative (ODEC) certain assets principally related to DPL's provision of electric transmission services located on the Eastern Shore of Virginia for a purchase price of approximately $4.8 million, subject to certain closing adjustments. ODEC will assume certain post-closing liabilities and unknown pre-closing liabilities related to the transmission assets, except that DPL will remain liable for unknown pre-closing liabilities that become known within six months after the closing date. The completion of the sale is contingent upon approval of the transfer by the VSCC and approval of two related agreements by FERC.

Environmental Litigation

     Delilah Road Landfill Site. For a discussion of the history of the environmental proceedings at the Delilah Road Landfill site, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Environmental Litigation " of the PHI 2006 Form 10-K and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Environmental Litigation " of the PHI 1st Quarter Form 10-Q. In a June 19, 2007 letter, the United States Environmental Protection Agency (EPA) requested that the group of potentially responsible parties (PRPs) pay $62,623 in response costs and enter into a tolling agreement. In a July 10, 2007 response to EPA, the PRP group indicated a willingness to pay approximately $62,600 (ACE's share of which is one-third) in full satisfaction of EPA's claims for all past and future response costs relating to the site, provided that EPA provides a satisfactory settlement agreement with a covenant not sue and release as to such costs. The PRP group response of July 10, 2007 also questioned the need for a tolling agreement for a site that is the subject of an NFA and accordingly warrants little, if any, activity by EPA. The PRP group is evaluating EPA's July 26, 2007 counteroffer of settlement under which the PRP group would resolve its liability for EPA's past and future costs at the site by paying the offered $62,600 plus a 30% premium to cover the risk associated with EPA's unknown future costs for a total of approximately $81,400. A settlement incorporating these terms also would permit EPA to reopen the settlement in the event of new information or unknown conditions at the site. Based on information currently available, ACE anticipates that its share of additional cost associated with this site for post-remedy operation and maintenance will be approximately $555,000 to $600,000. ACE believes that its liability for post-remedy operation and maintenance costs will not have a material adverse effect on its financial position, results of operations or cash flows.

     Frontier Chemical Site. On June 29, 2007, ACE received a letter from the New York Department of Environmental Conservation (NYDEC) indicating that ACE is a PRP at the Frontier Chemical Waste Processing Company site in Niagara Falls, N.Y. The letter states that NYDEC has hazardous waste manifests indicating that ACE sent in excess of 7,500 gallons of manifested hazardous waste to the site. The letter asks ACE, within 30 days, to express its willingness to enter into an ACO. If ACE is unwilling to enter into the ACO, ACE must respond to NYDEC's request for information within 45 days. ACE informed NYDEC that it has entered into good faith negotiations with a coalescing PRP group to address ACE's responsibility at the site. ACE believes that its responsibility at the site will not have a material adverse effect on its financial position, results of operations or cash flows.

     Deepwater Generating Station. As previously disclosed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Environmental Litigation " of the PHI 1st Quarter Form 10-Q, in December 2005, NJDEP issued a Title V Operating Permit for Conectiv Energy's Deepwater Generating Station. The permit includes new limits on unit heat input. In order to comply with these new operational limits, Conectiv Energy restricted the output of the Deepwater Generating Station's Unit 1 and Unit 6/8. In 2006 and the first half of 2007, these restrictions resulted in operating losses of approximately $10,000 per operating day on Unit 6/8, primarily because of lost revenues due to reduced output, and to a lesser degree because of lost revenues related to PJM capacity requirements. Since June 1, 2007, Deepwater Unit 6/8 can operate within the heat input limits set forth in the Title V Operating Permit without restricting output, because of technical improvements that partially corrected the inherent bias in the continuous emissions monitoring system that had caused recorded heat input to be higher than actual heat input. In order to comply with the heat input limit at Deepwater Unit 1, Conectiv Energy continues to restrict Unit 1 output. Beginning with the third quarter 2007, this Unit 1 restriction will result in semi-annual operating losses of approximately $500,000 in 2007 and 2008 due to penalties and lost revenues related to PJM capacity requirements. Beyond 2008, while penalties due to PJM capacity requirements are not expected, further operating losses due to lost revenues related to PJM capacity requirements may continue to be incurred. The operating losses due to reduced output on Unit 1 have been, and will continue to be, insignificant. Conectiv Energy is challenging these heat input restrictions and other provisions of the Title V Operating Permit for Deepwater Generating Station in the New Jersey Office of Administrative Law.

     On April 3, 2007, NJDEP issued an Administrative Order and Notice of Civil Administrative Penalty Assessment (the First Order) alleging that at Conectiv Energy's Deepwater Generating Station, the maximum gross heat input to Unit 1 exceeded the maximum allowable heat input in calendar year 2005 and the maximum gross heat input to Unit 6/8 exceeded the maximum allowable heat input in calendar years 2005 and 2006. The order required the cessation of operation of Units 1 and 6/8 above the alleged permitted heat input levels, assessed a penalty of $1,091,000 and requested that Conectiv Energy provide additional information about heat input to Units 1 and 6/8. Conectiv Energy provided NJDEP Units 1 and 6/8 calendar year 2004 heat input data on May 9, 2005, and calendar years 1995 to 2003 heat input data on July 10, 2007. On May 23, 2007, NJDEP issued a second Administrative Order and Notice of Civil Administrative Penalty Assessment (the Second Order) alleging that the maximum gross heat input to Units 1 and 6/8 exceeded the maximum allowable heat input in calendar year 2004. The Second Order required the cessation of operation of Units 1 and 6/8 above the alleged permitted heat input levels and assessed a penalty of $811,600. Conectiv Energy has requested a contested case hearing challenging the issuance of the First and Second Orders and moved for a stay of the orders pending resolution of the Title V Operating Permit contested case described above.

     Carll's Corner Generating Station. For a discussion of the history of the environmental proceedings at the Carll's Corner Generating Station, please refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- Environmental Litigation " of the PHI 1st Quarter Form 10-Q. NJDEP issued stays of the order of revocation until August 31, 2007, to provide time for NJDEP review of
June 2007 stack test data and preparation of a settlement agreement rescinding the order of revocation.

Federal Tax Treatment of Cross-border Leases
PCI maintains a portfolio of cross-border energy sale-leaseback transactions, which, as of June 30, 2007, had a book value of approximately $1.3 billion.

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

     PCI's leases have been under examination by the IRS as part of the normal PHI tax audit. On June 9, 2006, the IRS issued its final revenue agent's report (RAR) for its audit of PHI's 2001 and 2002 income tax returns. In the RAR, the IRS disallowed the tax benefits claimed by PHI with respect to certain of these leases for those years. The tax benefit claimed by PHI with respect to the leases under audit is approximately $60 million per year and from 2001 through June 30, 2007 were approximately $317 million. PHI has filed a protest against the IRS adjustments and the unresolved audit has been forwarded to the Appeals Office. The ultimate outcome of this issue is uncertain; however, if the IRS prevails, PHI would be subject to additional taxes, along with interest and possibly penalties on the additional taxes, which could have a material adverse effect on PHI's financial condition, results of operations, and cash flows. PHI believes that its tax position related to these transactions was appropriate based on applicable statutes, regulations and case law, and intends to contest the adjustments proposed by the IRS; however, there is no assurance that PHI's position will prevail.

     On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 13-2 which amends SFAS No. 13 effective for fiscal years beginning after December 15, 2006. This amendment requires a lease to be repriced and the book value adjusted when there is a change or probable change in the timing of tax benefits of the lease regardless of whether the change results in a deferral or permanent loss of tax benefits. Accordingly, a material change in the timing of cash flows under PHI's cross-border leases as the result of a settlement with the IRS would require an adjustment to the book value of the leases and a charge to earnings equal to the repricing impact of the disallowed deductions which could result in a material adverse effect on PHI's financial condition, results of operations, and cash flows. PHI believes its tax position was appropriate and at this time does not believe there is a probable change in the timing of its tax benefits that would require repricing the leases and a charge to earnings.

IRS Mixed Service Cost Issue

     For a discussion of the IRS claim relating to capitalization by Pepco, DPL and ACE of certain construction costs for income tax purposes, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory and Other Matters -- IRS Mixed Service Cost Issue in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2006.

CRITICAL ACCOUNTING POLICIES

     For a discussion of Pepco Holdings' critical accounting policies, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2006. No material changes to Pepco Holdings' critical accounting policies occurred during the second quarter of 2007.

NEW ACCOUNTING STANDARDS
FSP FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors"

     In March 2006, the FASB issued FSP FASB Technical Bulletin (FTB) 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1). This FSP provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. FSP FTB 85-4-1 also amends certain provisions of FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The guidance in FSP FTB 85-4-1 applies prospectively for all new life settlement contracts and is effective for fiscal years beginning after June 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Pepco Holdings has evaluated the impact of FSP FTB 85-4-1 and it does not have a material impact on its overall financial condition, results of operations, or cash flows.

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140"

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" (SFAS No. 155). SFAS No. 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Pepco Holdings has evaluated the impact of SFAS No. 155 and it does not have a material impact on its overall financial condition, results of operations, or cash flows.

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

     SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Application is to be applied prospectively to all transactions following adoption of SFAS No. 156. Pepco Holdings has evaluated the impact of SFAS No. 156 and it does not have a material impact on its overall financial condition, results of operations, or cash flows.

EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions"

     On June 28, 2006, the FASB ratified EITF Issue No. 06-3, "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-producing Transactions" (EITF 06-3). EITF 06-3 provides guidance on an entity's disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of

EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity's activities over a period of time are not within the scope of EITF 06-3. Pepco Holdings implemented EITF 06-3 during the first quarter of 2007. Taxes included in Pepco Holdings gross revenues were $76.9 million and $63.8 million for the three months ended June 30, 2007 and 2006, respectively and $150.1 million and $125.4 million for the six months ended June 30, 2007 and 2006, respectively.

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

     FSP FAS 13-2 is effective for the first fiscal year beginning after December 15, 2006 (year ending December 31, 2007 for Pepco Holdings). A material change in the timing of cash flows under Pepco Holdings' cross-border leases as the result of a settlement with the Internal Revenue Service or a change in tax law would require an adjustment to the book value of the leases and a charge to earnings equal to the repricing impact of the disallowed deductions which could result in a material adverse effect on its overall financial condition, results of operations, and cash flows. For a further discussion, see "Federal Tax Treatment of Cross-border Leases" in Note (4), Commitments and Contingencies.

SFAS No. 157, "Fair Value Measurements"

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in accounting principles generly accepted in the United State of America (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of this Statement will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

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

FSP AUG AIR-1, "Accounting for Planned Major Maintenance Activities"

     On September 8, 2006, the FASB issued FSP American Institute of Certified Public Accountants Industry Audit Guide, Audits of Airlines--"Accounting for Planned Major Maintenance Activities" (FSP AUG AIR-1), which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods for all industries. FSP AUG AIR-1 is effective the first fiscal year beginning after December 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Pepco Holdings has evaluated the impact of FSP AUG AIR-1 and it does not have a material impact on its overall financial condition, results of operations, or cash flows.

     EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance -- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance"

     On September 20, 2006, the FASB ratified EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance -- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" (EITF 06-5) which provides guidance on whether an entity should consider the contractual ability to surrender all of the individual-life policies (or certificates under a group life policy) together when determining the amount that could be realized in accordance with FTB 85-4, and whether a guarantee of the additional value associated with the group life policy affects that determination. EITF 06-5 provides that a policyholder should (i) determine the amount that could be realized under the insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy) and (ii) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist unless contractual limitations prescribe that the cash surrender value component of the amount that could be realized is a fixed amount, in which case the amount that could be realized should be discounted in accordance with Accounting Priniples Board of the American Institute of Certified Public Accountants Opinion 21. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 (year ending December 31, 2007 for Pepco Holdings). Pepco Holdings has evaluated the impact of EITF 06-5 and has determined that it does not have a material impact on its financial condition, results of operations, cash flows, or disclosure requirements.

FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements"

     On December 21, 2006, the FASB issued FSP Financial Interpretation No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" (FSP EITF 00-19-2), which addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB SFAS No. 5, "Accounting for Contingencies." FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of its issuance. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years (year ending December 31, 2007 for Pepco Holdings). Pepco Holdings implemented FSP EITF 00-19-2 during the first quarter of 2007. The implementation did not have a material impact on its overall financial condition, results of operations, or cash flows.

160
SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115"

     On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS No. 159) which permits entities to elect to measure eligible financial instruments at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. However, it is possible that the application of SFAS No. 159 will change current practice with respect to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

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

FSP FIN 39-1, "Amendment of FASB Interpretation No. 39"

     On April 30, 2007, the FASB issued FSP Financial Interpretation No. 39-1, "Amendment of FASB Interpretation No. 39" to amend certain portions of Interpretation 39. The FSP replaces the terms "conditional contracts" and "exchange contracts" in Interpretation 39 with the term "derivative instruments" as defined in Statement 133. The FSP also amends Interpretation 39 to allow for the offsetting of fair value amounts for the right to reclaim cash collateral or receivable, or the obligation to return cash collateral or payable, arising from the same master netting arrangement as the derivative instruments.  FSP FIN 39-1 applies to fiscal years beginning after November 15, 2007 (year ending December 31, 2008 for Pepco Holdings), with early adoption permitted. Pepco Holdings is currently in the process of evaluating the impact that FSP FIN 39-1 will have on its overall financial condition, results of operations, cash flows and disclosure requirements.

161
EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards"

     On June 27, 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11) which provides that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital (APIC). The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards (i.e. the "APIC pool").

     EITF Issue No. 06-11 also provides that when the estimated amount of forfeitures increases or actual forfeitures exceed estimates, the amount of tax benefits previously recognized in APIC should be reclassified into the income statement; however, the amount reclassified is limited to the APIC pool balance on the reclassification date.

     EITF Issue No. 06-11 applies prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years (year ending December 31, 2008 for Pepco Holdings). Early application is permitted as of the beginning of a fiscal year for which interim or annual financial statements have not yet been issued. Retrospective application to previously issued financial statements is prohibited. Entities must disclose the nature of any change in their accounting policy for income tax benefits of dividends on share-based payment awards resulting from the adoption of this guidance. Pepco Holdings is currently in the process of evaluating the impact that EITF Issue No. 06-11 will have on its overall financial condition, results of operations, cash flows and disclosure requirements.

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

162
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
163

THIS PAGE INTENTIONALLY LEFT BLANK. 164

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
POTOMAC ELECTRIC POWER COMPANY
GENERAL OVERVIEW

     Potomac Electric Power Company (Pepco) is engaged in the transmission and distribution of electricity in Washington, D.C. and major portions of Montgomery County and Prince George's County in suburban Maryland. Pepco provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier, in both the District of Columbia and Maryland. Default Electricity Supply is known as Standard Offer Service (SOS) in both the District of Columbia and Maryland. Pepco's service territory covers approximately 640 square miles and has a population of 2.1 million. As of June 30, 2007, 57% of delivered electricity sales were to Maryland customers and 43% were to Washington, D.C. customers.

     Pepco is a wholly owned subsidiary of Pepco Holdings, Inc. (PHI or Pepco Holdings). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and Pepco and certain activities of Pepco are subject to the regulatory oversight of the Federal Energy Regulatory Commission under PUHCA 2005.

RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Other than this disclosure, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q. All amounts in the tables (except sales and customers) are in millions.

Operating Revenue
	2007	2006	Change
Regulated T&D Electric Revenue	$415.2	$403.9	$11.3
Default Supply Revenue	571.3	577.5	(6.2)
Other Electric Revenue	15.1	14.3	.8
Total Operating Revenue	$1,001.6	$995.7	$5.9

     The table above shows the amount of Operating Revenue earned that is subject to price regulation (Regulated Transmission and Distribution (T&D) Electric Revenue and Default Supply Revenue) and that which is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue includes revenue Pepco receives for the transmission and delivery of electricity for which Pepco is paid regulated rates. Default Supply Revenue is the revenue received from Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy expense. Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

165
Regulated T&D Electric
Regulated T&D Electric Revenue	2007	2006	Change

Residential	$116.0	$107.9	$8.1
Commercial	248.2	237.3	10.9
Industrial	-	-	-
Other (Includes PJM)	51.0	58.7	(7.7)
Total Regulated T&D Electric Revenue	$415.2	$403.9	$11.3

Regulated T&D Electric Sales (gigawatt hours (GWh))	2007	2006	Change

Residential	3,878	3,570	308
Commercial	9,241	8,950	291
Industrial	-	-	-
Other	77	79	(2)
Total Regulated T&D Electric Sales	13,196	12,599	597

Regulated T&D Electric Customers (000s)	2007	2006	Change

Residential	682	676	6
Commercial	74	73	1
Industrial	-	-	-
Other	-	-	-
Total Regulated T&D Electric Customers	756	749	7

     Regulated T&D Electric Revenue increased by $11.3 million primarily due to the following: (i) $16.4 million increase due to higher weather-related sales (a 20% increase in Heating Degree Days and a 28% increase in Cooling Degree Days in 2007), (ii) $3.5 million increase due to higher pass-through revenue resulting from rate increases (offset in Other Taxes), (iii) $1.1 million increase due to customer growth of 0.8%, offset by (iv) $7.8 million decrease in network transmission revenues due to a decrease in PJM Interconnection, LLC (PJM) transmission rates (partial offsets in Other Taxes), (v) $2.1 million decrease due to differences in consumption among the various customer rate classes.

Default Electricity Supply
Default Supply Revenue	2007	2006	Change

Residential	$349.0	$228.8	$120.2
Commercial	219.1	345.1	(126.0)
Industrial	-	-	-
Other (Includes PJM)	3.2	3.6	(.4)
Total Default Supply Revenue	$571.3	$577.5	$(6.2)

166
Default Electricity Supply Sales (GWh)	2007	2006	Change

Residential	3,684	3,366	318
Commercial	2,183	4,759	(2,576)
Industrial	-	-	-
Other	33	28	5
Total Default Electricity Supply Sales	5,900	8,153	(2,253)

Default Electricity Supply Customers (000s)	2007	2006	Change

Residential	655	646	9
Commercial	52	63	(11)
Industrial	-	-	-
Other	-	-	-
Total Default Electricity Supply Customers	707	709	(2)

     Default Supply Revenue decreased by $6.2 million primarily due to the following: (i) $194.2 million decrease primarily due to an increase in commercial customers electing to purchase electricity from a competitive supplier, partially offset by, (ii) $160.4 million in higher retail energy rates, primarily resulting from new annual market based rates, and (iii) $28.9 million increase due to higher weather-related sales, (a 20% increase in Heating Degree Days and a 28% increase in Cooling Degree Days) (partially offset in Fuel and Purchased Energy).

The following table shows the percentages of Pepco's total sales by jurisdiction that are derived from customers receiving Default Electricity Supply in that jurisdiction from Pepco.
	2007	2006
Sales to DC customers served by Pepco	36%	60%
Sales to MD customers served by Pepco	51%	68%
Operating Expenses
Fuel and Purchased Energy

     Fuel and Purchased Energy which is primarily associated with Default Electricity Supply sales, increased by $0.5 million to $560.8 million in 2007, from $560.3 in 2006. The increase is primarily due to the following: (i) $169.8 million increase in average energy costs, the result of new annual SOS supply contracts, (ii) $29.6 million increase due to higher weather-related sales (a 20% increase in Heating Degree Days and a 28% increase in Cooling Degree Days), primarily offset by (iii) $187.2 million decrease primarily due to an increase in commercial customers electing to purchase electricity from a competitive supplier, and (iv) $11.6 million decrease in the Default Supply deferral balance (partially offset by Default Supply Revenue).

Other Operation and Maintenance

      Other Operation and Maintenance decreased by $2.0 million in 2007. The decrease was primarily due to (i) $2.7 million decrease in Company-owned life insurance due to an adjustment in 2006, (ii) $2.6 million decrease in professional fees primarily related to a tax consulting project in 2006, (iii) $1.8 million decrease due to other post-employment pension liabilities (OPEB) and pension residual adjustments, offset by (iv) $3.1 million increase due to various construction project write-offs related to customer requested work, and (v) $2.5 million increase in regulatory filing costs.

Depreciation and Amortization
Depreciation and Amortization expenses increased by $2.4 million to $83.9 million in 2007 from $81.5 million primarily due to utility plant additions.
Other Taxes

     Other Taxes increased $10.2 million to $140.3 million in 2007 from $130.1 million in 2006 primarily due to $9.0 million increased pass-throughs resulting from higher electricity sales and rate increases in the District of Columbia (partially offset in T&D Revenue).

Other Income (Expenses)

     Other Expenses (which are net of Other Income) increased by $2.2 million to a net expense of $29.7 million in 2007 from a net expense of $27.5 million in 2006. This increase was primarily due to increased capital costs driven by interest expense and amortization of debt discount.

Income Tax Expense

     Pepco's effective tax rate for the six months ended June 30, 2007 was 41% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), the flow-through of certain book tax depreciation differences and the flow-through of certain book tax differences on software amortization, partially offset by the flow-through of deferred investment tax credits, changes in estimates related to tax liabilities for prior tax years subject to audit and certain asset removal costs.

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
169

THIS PAGE INTENTIONALLY LEFT BLANK. 170
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DELMARVA POWER & LIGHT COMPANY
GENERAL OVERVIEW

     Delmarva Power & Light Company (DPL) is engaged in the transmission and distribution of electricity in Delaware and portions of Maryland and Virginia. DPL provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its territories who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is also known as Default Service in Virginia, as Standard Offer Service (SOS) in Maryland and Delaware on and after May 1, 2006, and as Provider of Last Resort service in Delaware before May 1, 2006. DPL's electricity distribution service territory covers 6,000 square miles and has a population of 1.3 million. As of June 30, 2007, 65% of delivered electricity sales were to Delaware customers, 32% were to Maryland customers, and 3% were to Virginia customers. DPL also provides natural gas distribution service in northern Delaware. DPL's natural gas distribution service territory covers 275 square miles and has a population of .5 million. In June 2007, DPL entered into agreements to sell substantially all of its Virginia electric service operations, subject to regulatory approvals.

     DPL is a wholly owned subsidiary of Conectiv, which is wholly owned by Pepco Holdings, Inc. (PHI). Because PHI is a public utility holding company subject to the Public Utility Holding Company Act of 2005 (PUHCA 2005), the relationship between PHI and DPL and certain activities of DPL are subject to the regulatory oversight of Federal Energy Regulatory Commission under PUHCA 2005.

RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Other than this disclosure, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q. All amounts in the tables (except sales and customers) are in millions.

Electric Operating Revenue

	2007	2006	Change
Regulated T&D Electric Revenue	$157.6	$177.0	$(19.4)
Default Supply Revenue	405.8	359.4	46.4
Other Electric Revenue	10.3	11.5	(1.2)
Total Electric Operating Revenue	$573.7	$547.9	$25.8

     The table above shows the amount of Electric Operating Revenue earned that is subject to price regulation (Regulated Transmission and Distribution (T&D) Electric Revenue and Default Supply Revenue) and that which is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue includes revenue DPL receives for delivery of electricity, for which DPL is paid regulated rates. Default Supply Revenue is the revenue received from Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy expense. Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

Regulated T&D Electric

Regulated T&D Electric Revenue	2007	2006	Change

Residential	$78.8	$80.1	$(1.3)
Commercial	43.3	48.7	(5.4)
Industrial	5.7	8.8	(3.1)
Other (Includes PJM)	29.8	39.4	(9.6)
Total Regulated T&D Electric Revenue	$157.6	$177.0	$(19.4)

Regulated T&D Electric Sales (gigawatt hours (GWh))	2007	2006	Change

Residential	2,628	2,470	158
Commercial	2,653	2,577	76
Industrial	1,436	1,437	(1)
Other	26	25	1
Total Regulated T&D Electric Sales	6,743	6,509	234

Regulated T&D Electric Customers (000s)	2007	2006	Change

Residential	453	451	2
Commercial	61	60	1
Industrial	-	1	(1)
Other	1	1	-
Total Regulated T&D Electric Customers	515	513	2

     Regulated T&D Electric Revenue decreased by $19.4 million primarily due to the following: (i) $10.0 million decrease due to a change in Delaware rate structure effective May 1, 2006, which shifted revenue from Regulated T&D Electric Revenue to Default Supply Revenue, (ii) $9.4 million decrease in network transmission revenues due to lower PJM Interconnection, LLC (PJM) transmission rates, (iii) $4.0 million decrease due to a Delaware base rate reduction in May 2006, (iv) $3.2 million decrease due to differences in consumption among the various customer rate classes, offset by (v) $7.2 million increase due to higher weather-related sales (a 18% increase in Heating Degree Days and a 17% increase in Cooling Degree Days).

172
Default Electricity Supply

Default Supply Revenue	2007	2006	Change

Residential	$266.9	$165.2	$101.7
Commercial	115.1	156.4	(41.3)
Industrial	19.9	35.8	(15.9)
Other (Includes PJM)	3.9	2.0	1.9
Total Default Supply Revenue	$405.8	$359.4	$46.4

Default Electricity Supply Sales (GWh)	2007	2006	Change

Residential	2,599	2,469	130
Commercial	1,078	2,197	(1,119)
Industrial	270	753	(483)
Other	24	26	(2)
Total Default Electricity Supply Sales	3,971	5,445	(1,474)

Default Electricity Supply Customers (000s)	2007	2006	Change

Residential	449	451	(2)
Commercial	51	59	(8)
Industrial	-	-	-
Other	1	1	-
Total Default Electricity Supply Customers	501	511	(10)

     Default Supply Revenue increased by $46.4 million primarily due to the following: (i) $124.4 million in higher retail energy rates, primarily resulting from new annual market based rates, (ii) $15.6 million increase due to higher weather-related sales (a 18% increase in Heating Degree Days and a 17% increase in Cooling Degree Days), (iii) $10.0 million increase due to a change in Delaware rate structure effective May 1, 2006 that shifted revenue from Regulated T&D Electric Revenue to Default Supply Revenue, offset by (iv) $104.9 million decrease primarily due to an increase in commercial and industrial customers electing to purchase electricity from a competitive supplier (partially offset in Purchased Fuel and Energy Expense).

The following table shows the percentages of DPL's total sales by jurisdiction that are derived from customers receiving Default Electricity Supply in that jurisdiction from DPL.

	2007	2006
Sales to DE customers served by DPL	53%	85%
Sales to MD customers served by DPL	68%	80%
Sales to VA customers served by DPL	88%	100%

173
Natural Gas Operating Revenue

	2007	2006	Change
Regulated Gas Revenue	$142.2	$135.6	$6.6
Other Gas Revenue	35.7	24.3	11.4
Total Natural Gas Operating Revenue	$177.9	$159.9	$18.0

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

Regulated Gas Revenue	2007	2006	Change

Residential	$85.1	$79.3	$5.8
Commercial	48.9	47.9	1.0
Industrial	5.2	5.8	(.6)
Transportation and Other	3.0	2.6	.4
Total Regulated Gas Revenue	$142.2	$135.6	$6.6

Regulated Gas Sales (billion cubic feet (Bcf))	2007	2006	Change

Residential	5.1	4.2	.9
Commercial	3.2	2.6	.6
Industrial	.5	.4	.1
Transportation and Other	3.6	3.1	.5
Total Regulated Gas Sales	12.4	10.3	2.1

Regulated Gas Customers (000s)	2007	2006	Change

Residential	112	111	1
Commercial	9	9	-
Industrial	-	-	-
Transportation and Other	-	-	-
Total Regulated Gas Customers	121	120	1

Regulated Gas Revenue

     Regulated Gas Revenue increased by $6.6 million primarily due to (i) $9.1 million increase due to colder weather (an 18% increase in Heating Degree Days), (ii) $8.7 million increase due to differences in consumption among various customer rate classes, and (iii) $2.8 million increase due to base rate increases effective in November 2006 and April 2007, offset by (iv) $14.0 million decrease due to Gas Cost Rate (GCR) decreases effective in November 2006 and April 2007 (offset in Gas Purchased Expense).

174
Other Gas Revenue increased by $11.4 million to $35.7 million in 2007 from $24.3 million in 2006 primarily due to higher off-system sales (partially offset in Gas Purchased expense).
Operating Expenses
Fuel and Purchased Energy

     Fuel and Purchased Energy which is primarily associated with Default Electricity Supply sales, increased by $36.1 million in 2007. The increase is primarily due to (i) $152.2 million increase in average energy costs, the result of new annual SOS supply contracts, (ii) $15.6 million increase due to higher weather-related sales (an 18% increase in Heating Degree Days and a 17% increase in Cooling Degree Days), offset by (iii) $ 113.8 million decrease primarily due to an increase in commercial and industrial customers electing to purchase electricity from a competitive supplier, (iv) $10.4 million decrease in network transmission expenses primarily due to Provider of Last Resort service obligations ending April 1, 2006, and (v) $7.5 million decrease in the Default Supply deferral balance (partially offset in Default Supply Revenue).

Gas Purchased

     Total Gas Purchased increased by $9.4 million to $137.1 million in 2007, from $127.7 million in 2006. The increase is primarily due to (i) $10.0 million increase in off-system sales, offset by (ii) $1.4 million decrease from the settlement of financial hedges (entered into as part of DPL's regulated natural gas hedge program) (partially offset in Regulated Gas Revenue and Other Gas Revenue).

Other Operation and Maintenance

     Other Operation and Maintenance increased by $8.8 million to $99.4 million in 2007, from $90.6 million in 2006. The increase was primarily due to (i) $2.9 million increase in operations, maintenance and restoration costs, (ii) $2.8 million increase in business support costs, primarily customer service and corporate overhead costs, (iii) $1.4 million increase in uncollectible reserve expense, (iv) $1.4 million increase in Default Electricity Supply costs (primarily deferred and recoverable), and (v) $1.4 million increase in employee related costs primarily pension and other post-employment pension liabilities (OPEB), offset by (iv) $1.6 million decrease in environmental costs primarily related to a coal gas liability adjustment in 2006.

Other Income(Expense)

     Other Expenses (which are net of Other Income) increased by $2.3 million to $19.6 million in 2007, from $17.3 million in 2006. The increase is primarily due to an increase in interest expense on long term debt.

Income Tax Expense

     DPL's effective tax rate for the six months ended June 30, 2007 was 35% as compared to the federal statutory rate of 35%. The fluctuations in the rate were caused by state income taxes (net of federal benefit) and the flow-through of certain book tax depreciation differences, offset by changes in estimates related to prior year tax liabilities and the flow-through of deferred investment tax credits.

175

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
THIS PAGE INTENTIONALLY LEFT BLANK. 178
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

DISCONTINUED OPERATIONS

     On February 8, 2007, ACE completed the sale of the B.L. England generating facility. B.L. England comprised a significant component of ACE's generation operations and its sale requires "discontinued operations" presentation under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", on ACE's Consolidated Statements of Earnings for the three and six months ended June 30, 2007 and 2006. In September 2006, ACE sold its interests in the Keystone and Conemaugh generating facilities, which for the three and six months ended June 30, 2006 were reflected as "discontinued operations".

The following table summarizes information related to the discontinued operations (millions of dollars):
	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Operating Revenue	$ -	$22.8	$9.7	$55.0
Income Before Income Tax Expense	$ -	$ 1.4	$ .2	$ 2.7
Net Income	$ -	$ .8	$ .1	$ 1.6

179
RESULTS OF OPERATIONS

     The accompanying results of operations discussion is for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Other than this disclosure, information under this item has been omitted in accordance with General Instruction H to the Form 10-Q. All amounts in the tables (except sales and customers) are in millions.

Operating Revenue
	2007	2006	Change
Regulated T&D Electric Revenue	$164.0	$159.6	$4.4
Default Supply Revenue	503.4	433.6	69.8
Other Electric Revenue	9.1	7.3	1.8
Total Operating Revenue	$676.5	$600.5	$76.0

     The table above shows the amount of Operating Revenue earned that is subject to price regulation (Regulated Transmission and Distribution (T&D) Electric Revenue and Default Supply Revenue) and that which is not subject to price regulation (Other Electric Revenue). Regulated T&D Electric Revenue consists of the revenue ACE receives for delivery of electricity for which service ACE is paid regulated rates. Default Supply Revenue is the revenue received by ACE for providing Default Electricity Supply. The costs related to the supply of electricity are included in Fuel and Purchased Energy expense. Also included in Default Supply Revenue is revenue from non-utility generators (generation contracts between ACE and unaffiliated third parties (NUGs), transition bond charges, and other restructuring related revenues (see Deferred Electric Service Costs). Other Electric Revenue includes work and services performed on behalf of customers including other utilities, which is not subject to price regulation. Work and services includes mutual assistance to other utilities, highway relocation, rents, late payments, and collection fees.

Regulated T&D Electric
Regulated T&D Electric Revenue	2007	2006	Change

Residential	$77.2	$72.5	$4.7
Commercial	51.7	50.0	1.7
Industrial	7.5	7.4	.1
Other (Includes PJM)	27.6	29.7	(2.1)
Total Regulated T&D Electric Revenue	$164.0	$159.6	$4.4

Regulated T&D Electric Sales (gigawatt hours (GWh))	2007	2006	Change

Residential	2,020	1,882	138
Commercial	2,139	2,063	76
Industrial	582	607	(25)
Other	22	22	-
Total Regulated T&D Electric Sales	4,763	4,574	189

180
Regulated T&D Electric Customers (000s)	2007	2006	Change

Residential	477	472	5
Commercial	63	62	1
Industrial	1	1	-
Other	1	1	-
Total Regulated T&D Electric Customers	542	536	6

     Regulated T&D Electric Revenue increased by $4.4 million primarily due to the following: (i) $3.9 million higher weather-related sales (an 11% increase in Heating Degree Days, and a 17% increase in Cooling Degree Days), (ii) $1.5 million increase due to differences in consumption among the various customer rate classes and (iii) $1.2 million increase due to customer growth of 1.1%, offset by (iv) $2.1 million decrease in network transmission revenues due to lower PJM Interconnection, LLC (PJM) transmission rates.

Default Electricity Supply
Default Supply Revenue	2007	2006	Change

Residential	$198.1	$159.4	$38.7
Commercial	162.4	141.1	21.3
Industrial	24.0	26.0	(2.0)
Other (Includes PJM)	118.9	107.1	11.8
Total Default Supply Revenue	$503.4	$433.6	$69.8

Default Electricity Supply Sales (GWh)	2007	2006	Change

Residential	2,020	1,882	138
Commercial	1,558	1,491	67
Industrial	187	201	(14)
Other	22	22	-
Total Default Electricity Supply Sales	3,787	3,596	191

Default Electricity Supply Customers (000s)	2007	2006	Change

Residential	477	472	5
Commercial	63	62	1
Industrial	1	1	-
Other	1	1	-
Total Default Electricity Supply Customers	542	536	6

181

     Default Supply Revenue increased by $69.8 million primarily due to the following: (i) $41.2 million increase due to higher retail energy rates, primarily the result of new annual market based rates, (ii) $12.5 million increase in wholesale energy revenues due to the sale into PJM at higher market prices of electricity purchased from NUGs, (iii) $7.6 million increase in higher weather-related sales (an 11% increase in Heating Degree Days and a 17% increase in Cooling Degree Days), (iv) $2.8 million increase due to customer growth of 1.1%, and (v) $6.5 million increase due to differences in consumption among the various customer rate classes (partially offset by Fuel and Purchased Energy Expense).

     For the six months ended June 30, 2007, ACE's customers served energy by ACE represented 80% of ACE's total sales. For the six months ended June 30, 2006, ACE's customers served energy by ACE represented 78% of ACE's total sales.

Operating Expenses
Fuel and Purchased Energy and Other Services Costs of Sales

     Fuel and Purchased Energy, which is primarily associated with Default Electricity Supply sales, increased by $65.3 million to $466.8 million in 2007 from $401.5 million in 2006. The increase is primarily due to the following: (i) $47.6 million increase in average energy costs, the result of new annual BGS supply contracts, (ii) $11.0 million increase due to higher weather-related sales (an 11% increase in Heating Degree Days and 17% increase in Cooling Degree Days), (iii) $4.8 million increase primarily due to differences in consumption among the various customer rate classes, and (iv) $4.5 million increase due to customer growth, offset by (v) $2.5 million decrease in network transmission costs (partially offset in Default Supply Revenue).

Other Operation and Maintenance

     Other Operation and Maintenance increased by $2.0 million to $76.9 million in 2007 from $74.9 million in 2006. The increase was primarily due to $1.8 million increase in Demand Side Management (offset in Deferred Electric Service costs).

Depreciation and Amortization
Depreciation and Amortization expenses decreased by $25.1 million to $34.5 million in 2007, from $59.6 million in 2006. The decrease is primarily due to lower amortization of regulatory assets.
Deferred Electric Service Costs

     Deferred Electric Service Costs increased by $27.7 million to an expense of $16.0 million in 2007 from income of $11.7 million in 2006. The increase was primarily due to a $27.1 million net over-recovery associated with New Jersey BGS, NUGs, market transition charges and other restructuring items. At June 30, 2007 ACE's balance sheet included as a regulatory liability an over-recovery of $171.4 million with respect to these items, which is net of a $46.0 million reserve for items disallowed by the New Jersey Board of Public Utilities (NJBPU) in a ruling that is under appeal. The $171.4 million regulatory liability also includes an $81.3 million gain related to the September 1, 2006 sale of ACE's interests in the Keystone and Conemaugh generating facilities and a $14.7 million loss related to the 2007 sale of the B.L. England generating facility. For additional information concerning this matter, please refer to Note (4), Commitments and Contingencies to the consolidated financial statements of ACE included herein.

Other Income (Expenses)

     Other Expenses (which are net of Other Income) decreased by $2.2 million to a net expense of $29.0 million in 2007 from a net expense of $31.2 million in 2006. The decrease is primarily due to a $2.5 million Contribution in Aid of Construction tax gross up in 2006.

Income Tax Expense

     ACE's effective tax rate, excluding discontinued operations, for the six months ended June 30, 2007 was 39% as compared to the federal statutory rate of 35%. The major reasons for this difference were state income taxes (net of federal benefit), partially offset by changes in estimates related to tax liabilities of prior tax years subject to audit, and the flow-through of deferred investment tax credits.

     ACE's effective tax rate, excluding discontinued operations, for the six months ended June 30, 2006 was 27% as compared to the federal statutory rate of 35%. The major reasons for this difference were changes in estimates related to tax liabilities of prior tax years subject to audit, an adjustment to accumulated deferred taxes and the flow-through of deferred investment tax credits, partially offset by state income taxes (net of federal benefit).

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

183
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
184

THIS PAGE INTENTIONALLY LEFT BLANK. 185

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

     For information about PHI's derivative activities, other than the information disclosed herein, refer to "Accounting For Derivatives" in Note 2 and "Use of Derivatives in Energy and Interest Rate Hedging Activities" in Note 13 in the Consolidated Financial Statements of PHI, and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" included in its Annual Report on Form 10-K for the year ended December 31, 2006.

Pepco Holdings, Inc.
Commodity Price Risk

     The Competitive Energy segments actively engage in commodity risk management activities to reduce their financial exposure to changes in the value of their assets and obligations due to commodity price fluctuations. Certain of these risk management activities are conducted using instruments classified as derivatives under Statement of Financial Accounting Standards (SFAS) No. 133. The Competitive Energy segments also manage commodity risk with contracts that are not classified as derivatives. The Competitive Energy segments' primary risk management objectives are (1) to manage the spread between the cost of fuel used to operate their electric generation plants and the revenue received from the sale of the power produced by those plants by selling forward a portion of their projected plant output and buying forward a portion of their projected fuel supply requirements and (2) to manage the spread between retail sales commitments and the cost of supply used to service those commitments in order to ensure stable and known minimum cash flows and fix favorable prices and margins when they become available.

     PHI's risk management policies place oversight at the senior management level through the Corporate Risk Management Committee which has the responsibility for establishing corporate compliance requirements for the Competitive Energy businesses' energy market participation. PHI collectively refers to these energy market activities, including its commodity risk management activities, as "other energy commodity" activities and identifies this activity separately from that of the discontinued proprietary trading activity. PHI uses a value-at-risk (VaR) model to assess the market risk of its Competitive Energy segments' energy commodity activities. PHI also uses other measures to limit and monitor risk in its commodity activities, including limits on the nominal size of positions and periodic loss limits. VaR represents the potential mark-to-market loss on energy contracts or portfolios due to changes in market prices for a specified time period and confidence level. PHI estimates VaR using a delta-normal variance / covariance model with a 95 percent, one-tailed confidence level and assuming a one-day holding period. Since VaR is an estimate, it is not necessarily indicative of actual results that may occur.

186
Value at Risk Associated with Energy Contracts For the Quarter Ended June 30, 2007 (Millions of dollars)
	Proprietary Trading VaR	VaR for Competitive Energy Activity (1)
95% confidence level, one-day holding period, one-tailed
Period end	$ -	$ 2.9
Average for the period	$ -	$ 6.0
High	$ -	$10.9
Low	$ -	$ 2.1
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

     As of June 30, 2007, the electricity sold forward by Conectiv Energy as a percentage of projected on-peak plant output combined with on-peak energy purchase commitments was

138%, 98%, and 45% for the 1-12 month, 13-24 month and 25-36 month forward periods, respectively. Hedge percentages were above the target ranges for the 1-12 month and 13-24 month periods due to Conectiv Energy's success in the default electricity supply auctions and decreases in projected on-peak plant output since the forward sale commitments were entered into. The amount of forward on-peak sales during the 1-12 month period represents 30% of Conectiv Energy's combined total on-peak generating capability and on-peak energy purchase commitments. The volumetric percentages for the forward periods can vary and may not represent the amount of expected value hedged.

     Not all of the value associated with Conectiv Energy's generation activities can be hedged such as the portion attributable to ancillary services and fuel switching due to the lack of market products, market liquidity, and other factors. Also the hedging of locational value and capacity can be limited.

Credit and Nonperformance Risk
This table provides information on the Competitive Energy businesses' credit exposure, net of collateral, to wholesale counterparties.
Schedule of Credit Risk Exposure on Competitive Wholesale Energy Contracts (Millions of dollars)
	June 30, 2007
Rating (1)	Exposure Before Credit Collateral (2)	Credit Collateral (3)	Net Exposure	Number of Counterparties Greater Than 10% (4)	Net Exposure of Counterparties Greater Than 10%

Investment Grade	$79.6	$ 1.5	$78.1	1	$11.7
Non-Investment Grade	14.4	2.4	12.0	-	-
No External Ratings	25.8	2.9	22.9	-	-
Credit reserves			$ 1.3
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
188

     For additional information concerning market risk, please refer to Item 3, "Quantitative and Qualitative Disclosures About Market Risk -- "Commodity Price Risk" and "Credit and Nonperformance Risk," and for information regarding "Interest Rate Risk," please refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2006.

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL, AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 4. CONTROLS AND PROCEDURES
Pepco Holdings, Inc.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, Pepco Holdings has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2007 and, based upon this evaluation, the chief executive officer and the chief financial officer of Pepco Holdings have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to Pepco Holdings and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act) (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the three months ended June 30, 2007, there was no change in Pepco Holdings' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Pepco Holdings' internal controls over financial reporting.

Item 4T. CONTROLS AND PROCEDURES
Potomac Electric Power Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, Pepco has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2007, and, based upon this evaluation, the chief executive officer and the chief financial officer of Pepco have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to Pepco that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the three months ended June 30, 2007, there was no change in Pepco's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Pepco's internal controls over financial reporting.

Delmarva Power & Light Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, DPL has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2007, and, based upon this evaluation, the chief executive officer and the chief financial officer of DPL have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to DPL that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the three months ended June 30, 2007, there was no change in DPL's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, DPL's internal controls over financial reporting.

Atlantic City Electric Company
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision, and with the participation of management, including the chief executive officer and the chief financial officer, ACE has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2007, and, based upon this evaluation, the chief executive officer and the chief financial officer of ACE have concluded that these controls and procedures are effective to provide reasonable assurance that material information relating to ACE and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the three months ended June 30, 2007, there was no change in ACE's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ACE's internal controls over financial reporting.

190
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
Item 1A. RISK FACTORS
Pepco Holdings

     For a discussion of Pepco Holdings' risk factors, please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in Pepco Holdings' Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to Pepco Holdings' risk factors as disclosed in the 10-K, except that the following risk factor supersedes the risk factor in the Form 10-K entitled "Pending tax legislation could result in a loss of future tax benefits from cross-border energy sale and leaseback transactions entered into by a PHI subsidiary."

Changes in tax law could have a material adverse effect on the tax benefits that PHI realizes from the portfolio of cross-border energy sale-leaseback transactions entered into by one of its subsidiaries.

     In recent years efforts have been made by members of the U.S. Senate to pass legislation that would have the effect of deferring the deduction of losses associated with leveraged lease transactions involving tax-indifferent parties for taxable years beginning after the year of enactment regardless of when the transaction was entered into. These proposals, which would affect transactions such as those included in PCI's portfolio of cross-border energy leases, would effectively defer the deduction of losses associated with such leveraged lease transactions until the taxable year in which the taxpayer recognized taxable income from the lease, which is typically toward the end of the lease term. To date, no such legislation has been enacted; however, PHI anticipates there may be continuing efforts during 2007 by the U.S. Senate to propose legislation directed to the deferral or other curtailment of the tax benefits realized from such transactions. Enactment of legislation of this nature could result in a material delay of the income tax benefits that PHI would receive in connection with PCI's portfolio of cross-border energy leases.

Furthermore, under the Financial Accounting Standards Board Staff Position on Financial Accounting Standards 13-2, PHI would be required to adjust the book value of the leases and record a charge to earnings equal to the repricing impact of the deferred deductions which could result in a material adverse effect on PHI's financial condition, results of operations and cash flows.

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

192
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Pepco Holdings
(a) The Annual Meeting of Shareholders was held on May 18, 2007.
(b) Directors who were elected at the annual meeting:
For Term Expiring in 2008:
Jack B. Dunn IV	Votes cast for: Votes withheld:	152,483,302 4,556,478
Terence C. Golden	Votes cast for: Votes withheld:	153,607,894 3,431,887
Frank O. Heintz	Votes cast for: Votes withheld:	153,560,944 3,478,837
Barbara J. Krumsiek	Votes cast for: Votes withheld:	153,427,927 3,611,853
George F. MacCormack	Votes cast for: Votes withheld:	153,582,553 3,457,228
Richard B. McGlynn	Votes cast for: Votes withheld:	153,507,881 3,531,899
Lawrence C. Nussdorf	Votes cast for: Votes withheld:	153,661,441 3,378,340
Frank K. Ross	Votes cast for: Votes withheld:	153,465,416 3,574,365
Lester P. Silverman	Votes cast for: Votes withheld:	153,534,268 3,505,512
William T. Torgerson	Votes cast for: Votes withheld:	153,529,093 3,510,688
Directors who are continuing in office:
Term Expires in 2008:
Pauline A. Schneider
Dennis R. Wraase
(c) The following proposal was voted on at the meeting:

The Board of Directors approved and submitted to a vote of the shareholders a proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of PHI for 2007.

     This proposal passed. The number of shares present and entitled to vote on the proposal was 157,039,781. Adoption of the proposal required the affirmative vote of the holders of a majority of the shares of Pepco Holdings Common Stock present and entitled to vote or 78,519,892 shares. There were 155,910,325 votes cast for the proposal, 176,293 votes cast against the proposal, 953,154 votes abstaining and no broker non-votes.

193

     INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL, AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 5. OTHER INFORMATION
Pepco Holdings and Pepco

     On August 1, 2007, Pepco entered into a settlement agreement with the Comptroller of Maryland on a State income tax refund claim relating to Pepco's divestiture of its generation assets in 2000. Under the agreement, Pepco will receive a refund of taxes paid in the amount of approximately $30 million reflecting a correction of the tax basis of assets sold. The refund will be recorded in the third quarter of 2007, and is expected to result, net of related professional fees, in an increase in both PHI's and Pepco's net income of approximately $17.7 million.

DPL
None.
ACE
None.
Item 6. EXHIBITS

     The documents listed below are being filed or furnished on behalf of Pepco Holdings, Inc. (PHI), Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL), and Atlantic City Electric Company (ACE).

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.1	DPL	Transmission Purchase and Sale Agreement By and Between Delmarva Power & Light Company and Old Dominion Electric Cooperative dated as of June 13, 2007	Filed herewith.
10.2	DPL	Purchase And Sale Agreement By and Between Delmarva Power & Light Company and A&N Electric Cooperative dated as of June 13, 2007	Filed herewith.
10.3	DPL	Employment Agreement of Dennis R. Wraase*	Filed herewith.
12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.
12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.
12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.
12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
194
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.
195

Exhibit 12.1 Statements Re. Computation of Ratios

PEPCO HOLDINGS
		For the Year Ended December 31,
	Six Months Ended June 30, 2007	2006	2005	2004	2003	2002
	(Millions of dollars)

Income before extraordinary item (a)	$101.7	$245.0	$368.5	$257.4	$204.9	$218.7

Income tax expense	60.1	161.4	255.2	167.3	62.1	124.9

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	172.0	342.8	341.4	376.2	385.9	229.5
Other interest	8.7	18.8	20.3	20.6	21.7	21.0
Preferred dividend requirements of subsidiaries	.2	1.2	2.5	2.8	13.9	20.6
Total fixed charges	180.9	362.8	364.2	399.6	421.5	271.1

Non-utility capitalized interest	(.5)	(1.0)	(.5)	(.1)	(10.2)	(9.9)

Income before extraordinary item, income tax expense, and fixed charges	$342.2	$768.2	$987.4	$824.2	$678.3	$604.8

Total fixed charges, shown above	180.9	362.8	364.2	399.6	421.5	271.1

Increase preferred stock dividend requirements of subsidiaries to a pre-tax amount	.1	.8	1.7	1.8	4.2	11.8

Fixed charges for ratio computation	$181.0	$363.6	$365.9	$401.4	$425.7	$282.9

Ratio of earnings to fixed charges and preferred dividends	1.89	2.11	2.70	2.05	1.59	2.14

(a)	Excludes income or losses on equity investments.

196

Exhibit 12.2 Statements Re. Computation of Ratios
PEPCO
		For the Year Ended December 31,
	Six Months Ended June 30, 2007	2006	2005	2004	2003	2002
	(Millions of dollars)

Net income (a)	$26.7	$85.4	$165.0	$96.5	$103.2	$141.1

Income tax expense	18.5	57.4	127.6	55.7	67.3	79.1

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	39.0	77.1	82.8	82.5	83.8	114.5
Other interest	5.8	12.9	13.6	14.3	16.2	17.3
Preferred dividend requirements of a subsidiary trust	-	-	-	-	4.6	9.2
Total fixed charges	44.8	90.0	96.4	96.8	104.6	141.0

Non-utility capitalized interest	-	-	-	-	-	(.2)

Income before income tax expense, and fixed charges	$90.0	$232.8	$389.0	$249.0	$275.1	$361.0

Ratio of earnings to fixed charges	2.01	2.59	4.04	2.57	2.63	2.56

Total fixed charges, shown above	44.8	90.0	96.4	96.8	104.6	141.0

Preferred dividend requirements, excluding mandatorily redeemable preferred securities subsequent to SFAS No. 150 implementation, adjusted to a pre-tax amount	-	1.7	2.3	1.6	5.5	7.8

Total fixed charges and preferred dividends	$44.8	$91.7	$98.7	$98.4	$110.1	$148.8

Ratio of earnings to fixed charges and preferred dividends	2.01	2.54	3.94	2.53	2.50	2.43

(a)	Excludes losses on equity investments.

197

Exhibit 12.3 Statements Re. Computation of Ratios
DPL
		For the Year Ended December 31,
	Six Months Ended June 30, 2007	2006	2005	2004	2003	2002
	(Millions of dollars)

Net income	$24.6	$42.5	$74.7	$63.0	$52.4	$51.5

Income tax expense	13.1	32.1	57.6	48.1	37.0	36.9

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	21.6	41.3	35.3	33.0	37.2	44.1
Other interest	1.2	2.5	2.7	2.2	2.7	3.6
Preferred dividend requirements of a subsidiary trust	-	-	-	-	2.8	5.7
Total fixed charges	22.8	43.8	38.0	35.2	42.7	53.4

Income before income tax expense, and fixed charges	$60.5	$118.4	$170.3	$146.3	$132.1	$141.8

Ratio of earnings to fixed charges	2.65	2.70	4.48	4.16	3.09	2.66

Total fixed charges, shown above	22.8	43.8	38.0	35.2	42.7	53.4

Preferred dividend requirements, adjusted to a pre-tax amount	-	1.4	1.8	1.7	1.7	2.9

Total fixed charges and preferred dividends	$22.8	$45.2	$39.8	$36.9	$44.4	$56.3

Ratio of earnings to fixed charges and preferred dividends	2.65	2.62	4.28	3.96	2.98	2.52

198

Exhibit 12.4 Statements Re. Computation of Ratios
ACE
		For the Year Ended December 31,
	Six Months Ended June 30, 2007	2006	2005	2004	2003	2002
	(Millions of dollars)

Income from continuing operations	$26.8	$60.1	$51.1	$58.8	$31.6	$17.1

Income tax expense	17.2	33.0	41.2	40.7	20.7	5.9

Fixed charges:
Interest on long-term debt, amortization of discount, premium and expense	32.9	64.9	60.1	62.2	63.7	55.6
Other interest	1.7	3.2	3.7	3.4	2.6	2.4
Preferred dividend requirements of subsidiary trusts	-	-	-	-	1.8	7.6
Total fixed charges	34.6	68.1	63.8	65.6	68.1	65.6

Income before extraordinary item, income tax expense, and fixed charges	$78.6	$161.2	$156.1	$165.1	$120.4	$88.6

Ratio of earnings to fixed charges	2.27	2.37	2.45	2.52	1.77	1.35

Total fixed charges, shown above	34.6	68.1	63.8	65.6	68.1	65.6

Preferred dividend requirements adjusted to a pre-tax amount	.2	.5	.5	.5	.5	.9

Total fixed charges and preferred dividends	$34.8	$68.6	$64.3	$66.1	$68.6	$66.5

Ratio of earnings to fixed charges and preferred dividends	2.26	2.35	2.43	2.50	1.76	1.33

199

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 6. 2007		/s/ D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer
200

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 6. 2007	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer
201

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 6. 2007	/s/ T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
202

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 6. 2007		/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

203

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 6. 2007		/s/ T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
204

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 6. 2007		/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer
205

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 6. 2007		/s/ T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
206

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 6. 2007		/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer
207

Exhibit 32.1
Certificate of Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. (pursuant to 18 U.S.C. Section 1350)

     I, Dennis R. Wraase, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Pepco Holdings, Inc. for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Pepco Holdings, Inc.

August 6. 2007	/s/ D. R. WRAASE Dennis R. Wraase Chairman of the Board, President and Chief Executive Officer
August 6. 2007	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

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

208

Exhibit 32.2
Certificate of Chief Executive Officer and Chief Financial Officer of Potomac Electric Power Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Potomac Electric Power Company for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Potomac Electric Power Company.

August 6. 2007	/s/ T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
August 6. 2007	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Potomac Electric Power Company and will be retained by Potomac Electric Power Company and furnished to the Securities and Exchange Commission or its staff upon request.

209

Exhibit 32.3
Certificate of Chief Executive Officer and Chief Financial Officer of Delmarva Power & Light Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Delmarva Power & Light Company for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Delmarva Power & Light Company.

August 6. 2007	/s/ T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
August 6. 2007	/s/ JOSEPH M. RIGBY Joseph M. Rigby Senior Vice President and Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Delmarva Power & Light Company and will be retained by Delmarva Power & Light Company and furnished to the Securities and Exchange Commission or its staff upon request.

210

Exhibit 32.4
Certificate of Chief Executive Officer and Chief Financial Officer of Atlantic City Electric Company (pursuant to 18 U.S.C. Section 1350)

     I, Thomas S. Shaw, and I, Joseph M. Rigby, certify that, to the best of my knowledge, (i) the Quarterly Report on Form 10-Q of Atlantic City Electric Company for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Atlantic City Electric Company.

August 6. 2007	/s/ T. S. SHAW Thomas S. Shaw President and Chief Executive Officer
August 6. 2007	/s/ JOSEPH M. RIGBY Joseph M. Rigby Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to Atlantic City Electric Company and will be retained by Atlantic City Electric Company and furnished to the Securities and Exchange Commission or its staff upon request.

211

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6. 2007

PEPCO HOLDINGS, INC. (PHI)
POTOMAC ELECTRIC POWER COMPANY (Pepco)
DELMARVA POWER & LIGHT COMPANY (DPL)
ATLANTIC CITY ELECTRIC COMPANY (ACE)
       (Registrants)

By    /s/ JOSEPH M. RIGBY
        Joseph M. Rigby
        Senior Vice President and
        Chief Financial Officer,
            PHI, Pepco and DPL
        Chief Financial Officer, ACE

212
INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
10.1	DPL	Transmission Purchase and Sale Agreement By and Between Delmarva Power & Light Company and Old Dominion Electric Cooperative dated as of June 13, 2007
10.2	DPL	Purchase And Sale Agreement By and Between Delmarva Power & Light Company and A&N Electric Cooperative dated as of June 13, 2007
10.3	DPL	Employment Agreement of Dennis R. Wraase*
12.1	PHI	Statements Re: Computation of Ratios
12.2	Pepco	Statements Re: Computation of Ratios
12.3	DPL	Statements Re: Computation of Ratios
12.4	ACE	Statements Re: Computation of Ratios
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
INDEX TO EXHIBITS FURNISHED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

213