Form 10-Q
period 2014-03-31
PEPCO HOLDINGS INC; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/; POTOMAC ELECTRIC POWER CO
filed 2014-05-07
CIK 1135971, 8192, 27879, 79732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2014

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

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at April 25, 2014
Pepco Holdings	251,025,051 ($.01 par value)
Pepco	100 ($.01 par value) (a)
DPL	1,000 ($2.25 par value) (b)
ACE	8,546,017 ($3.00 par value) (b)

(a)	All voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv, LLC, a wholly owned subsidiary of Pepco Holdings.

THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL, AND ACE. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

GLOSSARY OF TERMS

Term	Definition
2013 Form 10-K	The Annual Report on Form 10-K for the year ended December 31, 2013, for each Reporting Company, as applicable
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
AFUDC	Allowance for funds used during construction
AMI	Advanced metering infrastructure
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
BGE	Baltimore Gas and Electric Company
BGS	Basic Generation Service (the supply of electricity by ACE to retail customers in New Jersey who have not elected to purchase electricity from a competitive supplier)
Bondable Transition Property	The principal and interest payments on the Transition Bonds and related taxes, expenses and fees
BSA	Bill Stabilization Adjustment
Calpine	Calpine Corporation, the purchaser of the Conectiv Energy wholesale power generation business
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Conectiv	Conectiv, LLC, a wholly owned subsidiary of PHI and the parent of DPL and ACE
Conectiv Energy	Conectiv Energy Holdings, Inc. and substantially all of its subsidiaries, which were sold to Calpine in July 2010
Contract EDCs	Pepco, DPL and BGE, the Maryland utilities required by the MPSC to enter into a contract for new generation
CSA	Credit Support Annex
CTA	Consolidated tax adjustment
DC Undergrounding Task Force	The District of Columbia Mayor’s Power Line Undergrounding Task Force
DCPSC	District of Columbia Public Service Commission
DDOE	District of Columbia Department of the Environment
Default Electricity Supply	The supply of electricity by PHI’s electric utility subsidiaries at regulated rates to retail customers who do not elect to purchase electricity from a competitive supplier, and which, depending on the jurisdiction, is also known as Standard Offer Service or BGS
Default Electricity Supply Revenue	Revenue primarily from Default Electricity Supply
DEMEC	Delaware Municipal Electric Corporation, Inc.
DOE	U.S. Department of Energy
DPL	Delmarva Power & Light Company
DPSC	Delaware Public Service Commission
DRP	Direct Stock Purchase and Dividend Reinvestment Plan
EDCs	Electric distribution companies
EmPower Maryland	A Maryland demand-side management program for Pepco and DPL
Energy Services

Energy savings performance contracting services provided principally to federal, state and local government customers, and designing, constructing and operating combined heat and power, and central energy plants by Pepco Energy Services

EPA	U.S Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
Exelon	Exelon Corporation, a Pennsylvania corporation
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FLRP	Forward Looking Rate Plan filed by DPL in Delaware
GAAP	Accounting principles generally accepted in the United States of America
GCR	Gas Cost Rate
GWh	Gigawatt hour

i

Term	Definition
IMU	Interface management unit
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
ISRA	New Jersey’s Industrial Site Recovery Act
LIBOR	London Interbank Offered Rate
MAPP	Mid-Atlantic Power Pathway
MDC	MDC Industries, Inc.
Merger	Merger of the Merger Sub with and into PHI
Merger Agreement	Agreement and Plan of Merger, dated April 29, 2014 among Exelon, Merger Sub and PHI
Merger Sub	Purple Acquisition Corp., a Delaware corporation and an indirect, wholly-owned subsidiary of Exelon
MFVRD	Modified fixed variable rate design
MMBtu	One Million British Thermal units
MPSC	Maryland Public Service Commission
MW	Megawatt
MWh	Megawatt hour
New Jersey Societal Benefit Program	A New Jersey statewide public interest program that is intended to benefit low income customers and address other public policy goals
NJBPU	New Jersey Board of Public Utilities
NJ SOCA Law	The New Jersey law under which the SOCAs were established
NOAA	National Oceanic and Atmospheric Administration
Non-voting Preferred Stock	PHI issued to Exelon originally issued shares of non-voting, non-convertible and non-transferable preferred stock, par value $0.01 per share
NUGs	Non-utility generators
OPC	Office of People’s Counsel
PCI	Potomac Capital Investment Corporation and its subsidiaries
Pepco	Potomac Electric Power Company
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
Pepco Holdings or PHI	Pepco Holdings, Inc.
PHI Retirement Plan	PHI’s noncontributory retirement plan
PJM	PJM Interconnection, LLC
PJM RTO	PJM regional transmission organization
Power Delivery	PHI’s Power Delivery Business
PPA	Power purchase agreement
Preferred Stock Purchase Price	A reverse termination fee equal to the purchase price paid up to the date of termination by Exelon to purchase the Non-voting Preferred Stock
PRP	Potentially responsible party
PUHCA 2005	Public Utility Holding Company Act of 2005
RECs	Renewable energy credits
Regulated T&D Electric Revenue	Revenue from the transmission and the distribution of electricity to PHI’s customers within its service territories at regulated rates
Regulatory Termination	If the Merger Agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals or the breach by Exelon of its obligations in respect of obtaining regulatory approvals
Reporting Company	PHI, Pepco, DPL or ACE
RI/FS	Remedial investigation and feasibility study
ROE	Return on equity
RPS	Renewable Energy Portfolio Standards
SEC	Securities and Exchange Commission
SEP	Supplemental Environmental Project
SOCAs	Standard Offer Capacity Agreements required to be entered into by ACE pursuant to a New Jersey law enacted to promote the construction of qualified electric generation facilities in New Jersey
SOS	Standard Offer Service, how Default Electricity Supply is referred to in Delaware, the District of Columbia and Maryland
SRECs	Solar renewable energy credits
Subscription Agreement	Subscription Agreement, dated April 29, 2014, between Exelon and PHI
Transition Bond Charge	Revenue ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds and related taxes, expenses and fees
Transition Bonds	Transition Bonds issued by ACE Funding
VIE	Variable interest entity

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

The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond each Reporting Company’s or its subsidiaries’ control and may cause actual results to differ materially from those contained in forward-looking statements:

•	Certain risks and uncertainties associated with the proposed merger (the Merger) of an indirect, wholly-owned subsidiary of Exelon Corporation (Merger Sub) with and into Pepco Holdings, including, without limitation:

¡	The inability of Pepco Holdings to obtain shareholder approval required for the Merger;

¡	The inability of Pepco Holdings or Exelon to obtain regulatory approvals required for the Merger;

¡	Delays caused by required regulatory approvals, which may delay the Merger or cause the companies to abandon the Merger;

¡	The inability of Pepco Holdings or Exelon to satisfy conditions to the closing of the Merger;

¡	An unsolicited offer of another company to acquire assets or capital stock of Pepco Holdings, which could interfere with the Merger;

¡	Unexpected costs, liabilities or delays that may arise from the Merger;

¡	Negative impacts on the businesses of Pepco Holdings and its utility subsidiaries as a result of uncertainty surrounding the Merger; and

¡	Future regulatory or legislative actions impacting the industries in which Pepco Holdings and its subsidiaries operate, which actions could adversely affect Pepco Holdings and its utility subsidiaries.

•	Changes in governmental policies and regulatory actions affecting the energy industry or one or more of the Reporting Companies specifically, including allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of transmission and distribution facilities and the recovery of purchased power expenses;

•	The outcome of pending and future rate cases and other regulatory proceedings, including (i) challenges to the base return on equity (ROE) and the application of the formula rate process previously established by the Federal Energy Regulatory Commission (FERC) for transmission services provided by Pepco, DPL and ACE; (ii) challenges to DPL’s 2011, 2012 and 2013 annual FERC formula rate updates; and (iii) other possible disallowances related to recovery of costs and expenses or delays in the recovery of such costs;

•	The resolution of outstanding tax matters with the Internal Revenue Service (IRS), and the funding of any additional taxes, interest or penalties that may be due;

•	The expenditures necessary to comply with regulatory requirements, including regulatory orders, and to implement reliability enhancement, emergency response and customer service improvement programs;

•	Possible fines, penalties or other sanctions assessed by regulatory authorities against a Reporting Company or its subsidiaries;

•	The impact of adverse publicity and media exposure which could render one or more Reporting Companies or their subsidiaries vulnerable to negative customer perception and could lead to increased regulatory oversight or other sanctions;

•	Weather conditions affecting usage and emergency restoration costs;

•	Population growth rates and changes in demographic patterns;

•	Changes in customer energy demand due to, among other things, conservation measures and the use of renewable energy and other energy-efficient products, as well as the impact of net metering and other issues associated with the deployment of distributed generation and other new technologies;

•	General economic conditions, including the impact on energy use caused by an economic downturn or recession, or by changes in the level of commercial activity in a particular region or service territory, or affecting a particular business or industry located therein;

•	Changes in and compliance with environmental and safety laws and policies;

•	Changes in tax rates or policies;

•	Changes in rates of inflation;

•	Changes in accounting standards or practices;

•	Unanticipated changes in operating expenses and capital expenditures;

•	Rules and regulations imposed by, and decisions of, federal and/or state regulatory commissions, PJM Interconnection, LLC (PJM), the North American Electric Reliability Corporation (NERC) and other applicable electric reliability organizations;

•	Legal and administrative proceedings (whether civil or criminal) and settlements that affect a Reporting Company’s or its subsidiaries’ business and profitability;

•	Pace of entry into new markets;

•	Interest rate fluctuations and the impact of credit and capital market conditions on the ability to obtain funding on favorable terms; and

•	Effects of geopolitical and other events, including the threat of terrorism or cyber attacks.

These forward-looking statements are also qualified by, and should be read together with, the risk factors and other statements in each Reporting Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K), as filed with the Securities and Exchange Commission (SEC), and in this Form 10-Q, and investors should refer to such risk factors and other statements in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.

	Registrants
Item	Pepco Holdings	Pepco*	DPL*	ACE
Consolidated Statements of Income (Loss)	4	53	76	99
Consolidated Statements of Comprehensive Income (Loss)	5	N/A	N/A	N/A
Consolidated Balance Sheets	6	54	77	100
Consolidated Statements of Cash Flows	8	56	79	102
Consolidated Statement of Equity	9	57	80	103
Notes to Consolidated Financial Statements	10	58	81	104

*	Pepco and DPL have no operating subsidiaries and, therefore, their financial statements are not consolidated.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(millions of dollars, except per share data)
Operating Revenue	$1,330	$1,180

Operating Expenses
Fuel and purchased energy	614	562
Other services cost of sales	46	40
Other operation and maintenance	216	227
Depreciation and amortization	133	112
Other taxes	104	105
Deferred electric service costs	44	1

Total Operating Expenses	1,157	1,047

Operating Income	173	133

Other Income (Expenses)
Interest expense	(65)	(67)
Other income	13	8

Total Other Expenses	(52)	(59)

Income from Continuing Operations Before Income Tax Expense	121	74
Income Tax Expense Related to Continuing Operations	46	185

Net Income (Loss) from Continuing Operations	75	(111)
Loss from Discontinued Operations, net of Income Taxes	—	(319)

Net Income (Loss)	$75	$(430)

Basic and Diluted Share Information
Weighted average shares outstanding – Basic (millions)	251	237

Weighted average shares outstanding – Diluted (millions)	251	237

Earnings (loss) per share of common stock from Continuing Operations – Basic and Diluted	$0.30	$(0.47)
Earnings (loss) per share of common stock from Discontinued Operations – Basic and Diluted	—	(1.35)

Basic and Diluted earnings (loss) per share	$0.30	$(1.82)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Net Income (Loss)	$75	$(430)

Other Comprehensive Income from Continuing Operations
Losses on treasury rate locks reclassified into income	—	—
Pension and other postretirement benefit plans	1	2

Other comprehensive income, before income taxes	1	2
Income tax expense related to other comprehensive income	—	1

Other comprehensive income from continuing operations, net of income taxes	1	1
Other Comprehensive Income from Discontinued Operations, net of Income Taxes	—	5

Comprehensive Income (Loss)	$76	$(424)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
	(millions of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$122	$23
Restricted cash equivalents	202	13
Accounts receivable, less allowance for uncollectible accounts of $43 million and $38 million, respectively	872	835
Inventories	142	148
Deferred income tax assets, net	56	51
Income taxes and related accrued interest receivable	8	274
Prepaid expenses and other	62	54

Total Current Assets	1,464	1,398

OTHER ASSETS
Goodwill	1,407	1,407
Regulatory assets	1,990	2,087
Income taxes and related accrued interest receivable	58	75
Restricted cash equivalents	13	14
Other	166	163

Total Other Assets	3,634	3,746

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	14,803	14,567
Accumulated depreciation	(4,897)	(4,863)

Net Property, Plant and Equipment	9,906	9,704

TOTAL ASSETS	$15,004	$14,848

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
	(millions of dollars, except shares)
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term debt	$509	$565
Current portion of long-term debt and project funding	449	446
Accounts payable	187	215
Accrued liabilities	319	301
Capital lease obligations due within one year	9	9
Taxes accrued	49	56
Interest accrued	81	47
Liabilities and accrued interest related to uncertain tax positions	6	397
Other	303	277

Total Current Liabilities	1,912	2,313

DEFERRED CREDITS
Regulatory liabilities	383	399
Deferred income tax liabilities, net	3,118	2,928
Investment tax credits	17	17
Pension benefit obligation	118	116
Other postretirement benefit obligations	203	206
Liabilities and accrued interest related to uncertain tax positions	6	28
Other	185	189

Total Deferred Credits	4,030	3,883

OTHER LONG-TERM LIABILITIES
Long-term debt	4,452	4,053
Transition bonds issued by ACE Funding	204	214
Long-term project funding	10	10
Capital lease obligations	60	60

Total Other Long-Term Liabilities	4,726	4,337

COMMITMENTS AND CONTINGENCIES (NOTE 14)
EQUITY
Common stock, $.01 par value, 400,000,000 shares authorized, 250,982,923 and 250,324,898 shares outstanding, respectively	3	3
Premium on stock and other capital contributions	3,764	3,751
Accumulated other comprehensive loss	(33)	(34)
Retained earnings	602	595

Total Equity	4,336	4,315

TOTAL LIABILITIES AND EQUITY	$15,004	$14,848

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
OPERATING ACTIVITIES
Net income (loss)	$75	$(430)
Loss from discontinued operations	—	319
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	133	112
Deferred income taxes	525	(496)
Gain on sale of land	(4)	—
Other	(4)	(3)
Changes in:
Accounts receivable	(41)	(14)
Inventories	6	3
Prepaid expenses	(8)	(1)
Regulatory assets and liabilities, net	22	(6)
Accounts payable and accrued liabilities	20	(90)
Pension contributions	—	(60)
Pension benefit obligation, excluding contributions	14	14
Cash collateral related to derivative activities	(4)	17
Income tax-related prepayments, receivables and payables	(483)	604
Advanced payment made to taxing authority	—	(242)
Interest accrued	34	37
Other assets and liabilities	—	(4)
Net current assets held for disposition or sale	(1)	64

Net Cash From (Used By) Operating Activities	284	(176)

INVESTING ACTIVITIES
Investment in property, plant and equipment	(282)	(296)
Department of Energy capital reimbursement awards received	3	1
Proceeds from sale of land	4	—
Changes in restricted cash equivalents	(13)	2
Net other investing activities	3	(3)

Net Cash Used By Investing Activities	(285)	(296)

FINANCING ACTIVITIES
Dividends paid on common stock	(68)	(67)
Common stock issued for the Direct Stock Purchase and Dividend Reinvestment Plan and employee-related compensation	13	15
Issuances of common stock	—	324
Issuances of long-term debt	400	250
Reacquisitions of long-term debt	(10)	(10)
Changes in restricted cash equivalents	(175)	—
(Repayments) issuances of short-term debt, net	(56)	26
Issuance of term loan	—	250
Repayment of term loan	—	(200)
Cost of issuances	(7)	(16)
Net other financing activities	3	—

Net Cash From Financing Activities	100	572

Net Increase in Cash and Cash Equivalents	99	100
Cash and Cash Equivalents at Beginning of Period	23	25

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$122	$125

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for income taxes, net	$(1)	$(1)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium	Accumulated Other Comprehensive	Retained
(millions of dollars, except shares)	Shares	Par Value	on Stock	Loss	Earnings	Total
BALANCE, DECEMBER 31, 2013	250,324,898	$3	$3,751	$(34)	$595	$4,315
Net income	—	—	—	—	75	75
Other comprehensive income	—	—	—	1	—	1
Dividends on common stock ($0.27 per share)	—	—	—	—	(68)	(68)
Issuance of common stock:
Original issue shares, net	284,022	—	3	—	—	3
Shareholder DRP original issue shares	374,003	—	8	—	—	8
Net activity related to stock-based awards	—	—	2	—	—	2

BALANCE, MARCH 31, 2014	250,982,923	$3	$3,764	$(33)	$602	$4,336

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PEPCO HOLDINGS, INC.

(1) ORGANIZATION

Pepco Holdings, Inc. (PHI or Pepco Holdings), a Delaware corporation incorporated in 2001, is a holding company that, through the following regulated public utility subsidiaries, is engaged primarily in the transmission, distribution and default supply of electricity and, to a lesser extent, the distribution and supply of natural gas (Power Delivery):

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

On April 29, 2014, PHI entered into an Agreement and Plan of Merger (the Merger Agreement) with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly-owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly-owned subsidiary of Exelon. See Note (18), “Subsequent Events,” for additional information regarding the Merger.

PEPCO HOLDINGS

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

During 2012, Pepco Energy Services deactivated its Buzzard Point and Benning Road oil-fired generation facilities. Pepco Energy Services has determined that it will pursue the demolition of the Benning Road generation facility and realize the scrap metal salvage value of the facility. The demolition of the facility commenced in the fourth quarter of 2013 and is expected to be completed in early 2015. Pepco Energy Services will recognize the salvage proceeds associated with the scrap metals at the facility as realized.

PEPCO HOLDINGS

Corporate and Other

Between 1990 and 1999, Potomac Capital Investment Corporation (PCI), a wholly-owned subsidiary of PHI, through various subsidiaries, entered into certain transactions involving investments in aircraft and aircraft equipment, railcars and other assets. In connection with these transactions, PCI recorded deferred tax assets in prior years of $101 million in the aggregate. Following events that took place during the first quarter of 2013, which included (i) court decisions in favor of the IRS with respect to other taxpayers’ cross-border lease and other structured transactions (see “Discontinued Operations – Cross-Border Energy Lease Investments” below), (ii) the change in PHI’s tax position with respect to the tax benefits associated with its cross-border energy leases, and (iii) PHI’s decision in March 2013 to begin to pursue the early termination of its remaining cross-border energy lease investments (which represented a substantial portion of the remaining assets within PCI) without the intent to reinvest these proceeds in income-producing assets, management evaluated the likelihood that PCI would be able to realize the $101 million of deferred tax assets in the future. Based on this evaluation, PCI established valuation allowances against these deferred tax assets totaling $101 million in the first quarter of 2013. Further, during the fourth quarter of 2013, in light of additional court decisions in favor of the IRS involving other taxpayers, and after consideration of all relevant factors, management determined that it would abandon the further pursuit of these deferred tax assets, and these assets totaling $101 million were charged off against the previously established valuation allowances.

Discontinued Operations

Cross-Border Energy Lease Investments

Through its subsidiary PCI, PHI held a portfolio of cross-border energy lease investments. During 2013, PHI completed the termination of its interest in its cross-border energy lease investments and, as a result, these investments are being accounted for as discontinued operations.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

Pepco Holdings’ unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted. Therefore, these consolidated financial statements should be read along with the annual consolidated financial statements included in PHI’s annual report on Form 10-K for the year ended December 31, 2013. In the opinion of PHI’s

PEPCO HOLDINGS

management, the unaudited consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly Pepco Holdings’ financial condition as of March 31, 2014, in accordance with GAAP. The year-end December 31, 2013 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results for the three months ended March 31, 2014 may not be indicative of PHI’s results that will be realized for the full year ending December 31, 2014.

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

Significant matters that involve the use of estimates include the assessment of contingencies, the calculation of future cash flows and fair value amounts for use in asset and goodwill impairment calculations, fair value calculations for derivative instruments, pension and other postretirement benefit assumptions, the assessment of the probability of recovery of regulatory assets, accrual of storm restoration costs, accrual of unbilled revenue, recognition of changes in network service transmission rates for prior service year costs, accrual of loss contingency liabilities for general litigation and auto and other liability claims, accrual of interest related to income taxes, the recognition of lease income and income tax benefits for investments in finance leases held in trust associated with PHI’s former cross-border energy lease investments (see Note (17), “Discontinued Operations – Cross-Border Energy Lease Investments”), and income tax provisions and reserves. Additionally, PHI is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of its business. PHI records an estimated liability for these proceedings and claims when it is probable that a loss has been incurred and the loss is reasonably estimable.

Consolidation of Variable Interest Entities

PHI assesses its contractual arrangements with variable interest entities to determine whether it is the primary beneficiary and thereby has to consolidate the entities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810. The guidance addresses conditions under which an entity should be consolidated based upon variable interests rather than voting interests. See Note (15), “Variable Interest Entities,” for additional information.

Goodwill

Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired at the acquisition date. PHI tests its goodwill for impairment annually as of November 1 and whenever an event occurs or circumstances change in the interim that would more likely than not (that is, a greater than 50% chance) reduce the estimated fair value of a reporting unit below the carrying amount of its net assets. Factors that may result in an interim impairment test include, but are not limited to: a change in the identified reporting units, an adverse change in business conditions, a protracted decline in PHI’s stock price causing market capitalization to fall significantly below book value, an adverse regulatory action, or an impairment of long-lived assets in the reporting unit. PHI performed its most recent annual impairment test as of November 1, 2013, and its goodwill was not impaired as described in Note (6), “Goodwill.”

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in Pepco Holdings’ gross revenues were $83 million and $84 million for the three months ended March 31, 2014 and 2013, respectively.

PEPCO HOLDINGS

Reclassifications and Adjustments

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Revisions of Prior Period Financial Statements

Operating and Financing Cash Flows

The consolidated statement of cash flows for the three months ended March 31, 2013 has been revised to correctly present changes in book overdraft balances as operating activities (included in Changes in accounts payable and accrued liabilities) rather than financing activities (included in Net other financing activities). The effect of the revision was to increase Net cash used by operating activities by $30 million from $146 million to $176 million and increase Net cash from financing activities by $30 million from $542 million to $572 million. The revision was not considered to be material, individually or in the aggregate, to previously issued financial statements.

PCI Deferred Income Tax Liability Adjustment

Since 1999, PCI had not recorded a deferred tax liability related to a temporary difference between the financial reporting basis and the tax basis of an investment in a wholly owned partnership. In the second quarter of 2013, PHI re-evaluated this accounting treatment and found it to be in error, requiring a $32 million charge to earnings related to prior periods. The adjustment was not considered to be material, individually or in the aggregate, to previously issued financial statements; however, the cumulative impact would have been material to PHI’s reported net income in 2013, if corrected in 2013. As a result, during the second quarter of 2013, PHI revised its prior period financial statements to correct this error.

(3) NEWLY ADOPTED ACCOUNTING STANDARDS

Liabilities (ASC 405)

In February 2013, the FASB issued new recognition and disclosure requirements for certain joint and several liability arrangements where the total amount of the obligation is fixed at the reporting date. For arrangements within the scope of this standard, PHI is required to measure such obligations as the sum of the amount it agreed to pay on the basis of its arrangement among co-obligors and any additional amount it expects to pay on behalf of its co-obligors. Adoption of this guidance during the first quarter of 2014 did not have a material impact on PHI’s consolidated financial statements.

Income Taxes (ASC 740)

In July 2013, the FASB issued new guidance requiring netting of certain unrecognized tax benefits against a deferred tax asset for a loss or other similar tax carryforward that would apply upon settlement of the uncertain tax position. The prospective adoption of this guidance at March 31, 2014 resulted in PHI netting liabilities related to uncertain tax positions with deferred tax assets for net operating loss and other carryforwards (included in deferred income tax liabilities, net) and income taxes receivable (including income tax deposits) related to effectively settled uncertain tax positions.

(4) RECENTLY ISSUED ACCOUNTING STANDARDS, NOT YET ADOPTED

New accounting pronouncements not yet effective are not expected to have a material effect on PHI’s consolidated financial statements.

(5) SEGMENT INFORMATION

Pepco Holdings’ management has identified its operating segments at March 31, 2014 as Power Delivery and Pepco Energy Services. In the tables below, the Corporate and Other column is included to reconcile the segment data with consolidated data and includes unallocated Pepco Holdings’ (parent company) capital costs, such as financing costs. Through its subsidiary PCI, PHI maintained a portfolio of cross-border energy lease investments. PHI completed the termination of its interests in its cross-border energy lease investments during 2013. As a result, the cross-border energy lease investments, which comprised substantially all of the operations of the former Other Non-Regulated segment, are being accounted for as discontinued operations.

The remaining operations of the former Other Non-Regulated segment, which no longer meet the definition of a separate segment for financial reporting purposes, are now included in Corporate and Other. Segment financial information for continuing operations for the three months ended March 31, 2014 and 2013 is as follows:

PEPCO HOLDINGS

	Three Months Ended March 31, 2014
	Power Delivery	Pepco Energy Services	Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$1,272	$60	$(2)	$1,330
Operating Expenses (b)	1,103	60	(6)	1,157
Operating Income	169	—	4	173
Interest Expense	55	—	10	65
Other Income	12	—	1	13
Income Tax Expense (Benefit)	47	—	(1)	46
Net Income (Loss) from Continuing Operations	79	—	(4)	75
Total Assets (excluding Assets Held for Disposition)	13,438	286	1,279	15,003
Construction Expenditures	$264	$—	$18	$282

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(2) million for Operating Revenue, $(1) million for Operating Expenses and $(1) million for Interest Expense.
(b)	Includes depreciation and amortization expense of $133 million, consisting of $124 million for Power Delivery, $2 million for Pepco Energy Services and $7 million for Corporate and Other.

	Three Months Ended March 31, 2013
	Power Delivery	Pepco Energy Services	Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$1,124	$56	$—	$1,180
Operating Expenses (b)	1,001	54	(8)	1,047
Operating Income	123	2	8	133
Interest Expense	56	—	11	67
Other Income	6	1	1	8
Income Tax Expense (c)	15	1	169 (d)	185
Net Income (Loss) from Continuing Operations	58	2	(171)	(111)
Total Assets (excluding Assets Held for Disposition)	12,453	346	1,965	14,764
Construction Expenditures	$282	$1	$13	$296

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of zero for Operating Revenue, $(1) million for Operating Expenses and $(4) million for Interest Expense.
(b)	Includes depreciation and amortization expense of $112 million, consisting of $104 million for Power Delivery, $2 million for Pepco Energy Services and $6 million for Corporate and Other.
(c)	Includes after-tax interest associated with uncertain and effectively settled tax positions allocated to each member of the consolidated group, including a $12 million interest benefit for Power Delivery and interest expense of $66 million for Corporate and Other.
(d)	Includes non-cash charges of $101 million representing the establishment of valuation allowances against certain deferred tax assets of PCI included in Corporate and Other.

(6) GOODWILL

PHI’s goodwill balance of $1,407 million was unchanged during the three months ended March 31, 2014. Substantially all of PHI’s goodwill balance was generated by Pepco’s acquisition of Conectiv (known as Conectiv, LLC, and the parent of DPL and ACE, and referred to herein as Conectiv) in 2002 and is allocated entirely to the Power Delivery reporting unit based on the aggregation of its regulated public utility company components for purposes of assessing impairment under FASB guidance on goodwill and other intangibles (ASC 350).

PEPCO HOLDINGS

PHI’s annual impairment test as of November 1, 2013 indicated that goodwill was not impaired. For the three months ended March 31, 2014, PHI concluded that there were no events or circumstances requiring it to perform an interim goodwill impairment test. PHI will perform its next annual impairment test as of November 1, 2014.

(7) REGULATORY MATTERS

Rate Proceedings

The following table shows, for each of PHI’s utility subsidiaries, the electric distribution base rate cases currently pending. Additional information concerning each of these filings is provided in the discussion below.

Jurisdiction/Company	Requested Revenue Requirement Increase		Requested Return on Equity	Filing Date	Expected Timing of Decision
	(millions of dollars)
MD – Pepco	$37.4	(a)	10.25%	December 4, 2013	Q3, 2014
NJ – ACE	$61.7		10.25%	March 14, 2014	Q1, 2015

(a)	Reflects Pepco’s updated revenue requirement as filed on April 15, 2014.

The following table shows, for each of PHI’s utility subsidiaries, the distribution base rate cases completed to date in 2014. Additional information concerning each of these cases is provided in the discussion below.

Jurisdiction/Company	Approved Revenue Requirement Increase	Approved Return on Equity	Completion Date	Rate Effective Date
	(millions of dollars)
DC – Pepco	$23.4	9.40%	March 26, 2014	April 16, 2014
DE – DPL (Electric)	$15.1	9.70%	April 2, 2014	May 1, 2014

As further described in Note (18), “Subsequent Events,” on April 29, 2014, PHI entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than pursuing the conclusion of the pending filings as indicated below. In addition, the regulatory commissions may seek to suspend or delay one or more of the ongoing proceedings as a result of the Merger Agreement.

Bill Stabilization Adjustment

PHI’s utility subsidiaries have proposed in each of their respective jurisdictions the adoption of a mechanism to decouple retail distribution revenue from the amount of power delivered to retail customers. To date:

•	A bill stabilization adjustment (BSA) has been approved and implemented for Pepco and DPL electric service in Maryland and for Pepco electric service in the District of Columbia.

•	A proposed modified fixed variable rate design (MFVRD) for DPL electric and natural gas service in Delaware was filed in 2009 for consideration by the Delaware Public Service Commission (DPSC) and while there was little activity associated with this filing in 2013, or to date in 2014, the proceeding remains open.

•	In New Jersey, a BSA proposed by ACE in 2009 was not approved and there is no BSA proposal currently pending.

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

PEPCO HOLDINGS

Delaware

Electric Distribution Base Rates

On March 22, 2013, DPL submitted an application with the DPSC to increase its electric distribution base rates. The application seeks approval of an annual rate increase of approximately $42 million (adjusted by DPL to approximately $39 million on September 20, 2013), based on a requested return on equity (ROE) of 10.25%. The requested rate increase seeks to recover expenses associated with DPL’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. The DPSC suspended the full proposed increase and, as permitted by state law, DPL implemented an interim increase of $2.5 million on June 1, 2013, subject to refund and pending final DPSC approval. On October 8, 2013, the DPSC approved DPL’s request to implement an additional interim increase of $25.1 million, effective on October 22, 2013, bringing the total interim rates in effect subject to refund to $27.6 million. At the conclusion of a meeting held on April 1 and 2, 2014, the DPSC issued an order providing for an annual increase in DPL’s electric distribution base rates of approximately $15.1 million, based on an ROE of 9.70%. The amounts contained in the DPSC order are subject to verification by all parties to the base rate proceeding and may be changed by further order of the DPSC upon such verification. A final order in this proceeding will be issued by the DPSC at a later date. The new rates became effective May 1, 2014. DPL will submit a rate refund plan to provide credit or refund to any customer whose rates were increased in October 2013 in an amount that exceeded the increase approved by the DPSC. The final order in this proceeding is not expected to be affected by the Merger Agreement.

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

On October 22, 2013, the DPSC opened a docket for the purpose of reviewing the details of the FLRP, but stated that it would not address the FLRP until the electric distribution base rate case discussed above was concluded. A schedule for the FLRP docket has not yet been established. Under the Merger Agreement, DPL is permitted to pursue this matter.

Gas Distribution Base Rates

A settlement approved in October 2013 by the DPSC in a proceeding filed by DPL in December 2012 to increase its natural gas distribution base rates provides in part for a phase-in of the recovery of the deferred costs associated with DPL’s deployment of the interface management unit (IMU). The IMU is part of DPL’s advanced metering infrastructure (AMI) and allows for the remote reading of gas meters. Recovery of such costs will occur through base rates over a two-year period, assuming specific milestones are met and pursuant to the following schedule: 50% of the IMU portion of DPL’s AMI will be put into rates on July 1, 2014, and the remainder will be put into rates on April 1, 2015. DPL also agreed in the settlement that its next natural gas distribution base rate application may be filed with the DPSC no earlier than January 1, 2015. Under the Merger Agreement, DPL is not permitted to file further gas distribution base rate cases without Exelon’s consent.

Gas Cost Rates

DPL makes an annual Gas Cost Rate (GCR) filing with the DPSC for the purpose of allowing DPL to recover natural gas procurement costs through customer rates. On August 28, 2013, DPL made its 2013 GCR filing. The rates proposed in the 2013 GCR filing would result in a GCR decrease of approximately 5.5%. On

PEPCO HOLDINGS

September 26, 2013, the DPSC issued an order authorizing DPL to place the new rates into effect on November 1, 2013, subject to refund and pending final DPSC approval. On April 23, 2014, DPL, the DPSC staff and the Delaware Division of the Public Advocate entered into a settlement agreement providing that the proposed GCR rates as filed by DPL should be approved. The settlement agreement is subject to DPSC approval. A DPSC decision on the settlement agreement is expected in the third quarter of 2014. Under the Merger Agreement, DPL is permitted, and will continue, to pursue this matter.

District of Columbia

On March 8, 2013, Pepco filed an application with the District of Columbia Public Service Commission (DCPSC) to increase its annual electric distribution base rates by approximately $52.1 million (adjusted by Pepco to approximately $44.8 million on December 3, 2013), based on a requested ROE of 10.25%. The requested rate increase sought to recover expenses associated with Pepco’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. On March 26, 2014, the DCPSC issued an order approving an increase in base rates of approximately $23.4 million, based on an ROE of 9.40%. The new rates became effective on April 16, 2014. On April 28, 2014, Pepco filed an application for reconsideration or clarification of the DCPSC’s March 26, 2014 order, contesting several of the reporting obligations and other directives imposed by the order. On April 29, 2014, the other parties to the proceeding filed applications for reconsideration of the March 26, 2014 order, which generally challenge Pepco’s post-test year reliability projects, the adequacy of Pepco’s environmental and efficiency measures, and the structure of Pepco’s residential aid discount rate. All of these applications remain pending. Under the Merger Agreement, Pepco is permitted, and will continue, to pursue the application for reconsideration, but under the Merger Agreement, Pepco is not permitted to initiate or file further electric distribution base rate cases in the District of Columbia without Exelon’s consent.

Maryland

Pepco Electric Distribution Base Rates

In December 2011, Pepco submitted an application with the Maryland Public Service Commission (MPSC) to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $68.4 million (subsequently adjusted by Pepco to approximately $66.2 million), based on a requested ROE of 10.75%. In July 2012, the MPSC issued an order approving an annual rate increase of approximately $18.1 million, based on an ROE of 9.31%. Among other things, the order also authorized Pepco to recover the actual cost of AMI meters installed during the 2011 test year, stating that cost recovery for AMI deployment will be allowed in future rate cases in which Pepco demonstrates that the system is cost effective. The new rates became effective on July 20, 2012. The Maryland Office of People’s Counsel (OPC) has sought rehearing on the portion of the order allowing Pepco to recover the costs of AMI meters installed during the test year; that motion remains pending.

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

PEPCO HOLDINGS

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

The order also approved a Grid Resiliency Charge, which went into effect on January 1, 2014, for recovery of costs totaling approximately $24.0 million associated with Pepco’s proposed plan to accelerate investments related to certain priority feeders, provided that, before implementing the surcharge, Pepco (i) provides additional information to the MPSC related to performance objectives, milestones and costs, and (ii) makes annual filings with the MPSC thereafter concerning this project, which will permit the MPSC to establish the applicable Grid Resiliency Charge rider for each following year. The MPSC did not approve the proposed acceleration of the tree-trimming cycle or the undergrounding of six distribution feeders. The MPSC also rejected Pepco’s proposed reliability performance-based mechanism. The new rates were effective on July 12, 2013.

On July 26, 2013, Pepco filed a notice of appeal of the July 12, 2013 order in the Circuit Court for the City of Baltimore. Other parties also have filed notices of appeal, which have been consolidated with Pepco’s appeal. In its memorandum filed with the appeals court, Pepco asserts that the MPSC erred in failing to grant Pepco an adequate ROE, denying a number of other cost recovery mechanisms and limiting Pepco’s test year data to no more than four months of forecasted data in future rate cases. The memoranda filed with the appeals court by the other parties primarily assert that the MPSC erred or acted arbitrarily and capriciously in allowing the recovery of certain costs by Pepco and refusing to reduce Pepco’s rate base by known and measurable accumulated depreciation. The appeal remains pending.

On December 4, 2013, Pepco submitted an application with the MPSC to increase its electric distribution base rates. The filing seeks approval of an annual rate increase of approximately $43.3 million (adjusted by Pepco to approximately $37.4 million on April 15, 2014), based on a requested ROE of 10.25%. The requested rate increase seeks to recover expenses associated with Pepco’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. A decision is expected in the third quarter of 2014.

Under the Merger Agreement, Pepco is permitted, and will continue, to pursue the conclusion of the aforementioned matters, but under the Merger Agreement, Pepco is not permitted to initiate or file further electric distribution base rate cases in Maryland without Exelon’s consent.

New Jersey

Electric Distribution Base Rates

On March 14, 2014, ACE submitted an application with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution base rates by approximately $61.7 million (excluding sales and use taxes), based on a requested ROE of 10.25%. The requested rate increase seeks to recover expenses associated with ACE’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. The application requests that the NJBPU put rates into effect by mid-December 2014. The matter has been transmitted by NJBPU to the Office of Administrative Law. A decision is expected in the first quarter of 2015. Under the Merger Agreement, ACE is permitted, and will continue, to pursue the conclusion of the aforementioned matter, but under the Merger Agreement, ACE is not permitted to initiate or file further electric distribution base rate cases in New Jersey without Exelon’s consent.

Update and Reconciliation of Certain Under-Recovered Balances

In February 2012 and March 2013, ACE submitted petitions with the NJBPU seeking to reconcile and update (i) charges related to the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the non-utility generators (NUGs), (ii) costs related to surcharges for the New Jersey Societal Benefit Program (a statewide public interest program that is intended to benefit low income customers and address other public policy goals) and ACE’s uncollected accounts and (iii) operating costs associated with ACE’s residential appliance cycling program. In June 2012, the NJBPU approved a stipulation of settlement related to ACE’s February 2012 filing, which provided for an overall annual rate increase of $55.3 million that went into effect on July 1, 2012. In May 2013, the NJBPU approved a stipulation of settlement related to

PEPCO HOLDINGS

ACE’s March 2013 filing, which provided for an overall annual rate increase of $52.2 million (in addition to the $55.3 million approved by the NJBPU in June 2012) that went into effect on June 1, 2013. These rate increases, which primarily provide for the recovery of above-market costs associated with the NUG contracts and will have no effect on ACE’s operating income, were placed into effect provisionally and were subject to a review by the NJBPU of the final underlying costs for reasonableness and prudence. On February 19, 2014, the NJBPU approved a stipulation of settlement for both proceedings, which made final the provisional rates that went into effect on July 1, 2012 and June 1, 2013, respectively.

On March 3, 2014, ACE submitted a petition with the NJBPU seeking to reconcile and update the same types of charges and costs covered in the February 2012 and March 2013 filings described in the preceding paragraph. The net impact of adjusting the charges as proposed is an overall annual rate decrease of approximately $24.5 million (revised to approximately $41.1 million on April 16, 2014, based upon an update for actuals through March 2014). The matter is pending at the NJBPU. The NJBPU is expected to rule upon the petition by June 1, 2014; in the past, the NJBPU has approved rates on a provisional basis and deferred certain issues to a phase two proceeding. The final order in this proceeding is not expected to be affected by the Merger Agreement.

Service Extension Contributions Refund Order

On July 19, 2013, in compliance with a 2012 Superior Court of New Jersey Appellate Division (Appellate Division) court decision, the NJBPU released an order requiring utilities to issue refunds to persons or entities that paid non-refundable contributions for utility service extensions to certain areas described as “Areas Not Designated for Growth.” The order is limited to eligible contributions paid between March 20, 2005 and December 20, 2009. ACE is processing the refund requests that meet the eligibility criteria established in the order as they are received. Although ACE believes it received approximately $11 million of contributions between March 20, 2005 and December 20, 2009, it is currently unable to reasonably estimate the amount that it may be required to refund using the eligibility criteria established by the order. At this time, ACE does not expect that any such amount refunded will have a material effect on its consolidated financial condition, results of operations or cash flows, as any amounts that may be refunded will generally increase the value of ACE’s property, plant and equipment and may ultimately be recovered through depreciation and cost of service. It is anticipated that the NJBPU will commence a rulemaking proceeding to further implement the directives of the Appellate Division decision. Under the Merger Agreement, ACE is permitted, and will continue, to pursue this matter.

Generic Consolidated Tax Adjustment Proceeding

In January 2013, the NJBPU initiated a generic proceeding to examine whether a consolidated tax adjustment (CTA) should continue to be used, and if so, how it should be calculated in determining a utility’s cost of service. Under the NJBPU’s current policy, when a New Jersey utility is included in a consolidated group income tax return, an allocated amount of any reduction in the consolidated group’s taxes as a result of losses by affiliates is used to reduce the utility’s rate base, upon which the utility earns a return. This policy has negatively impacted ACE’s base rate case outcomes and ACE’s position is that the CTA should be eliminated. A stakeholder process has been initiated by the NJBPU to aid in this examination. No formal schedule has been set by the NJBPU for the remainder of the proceeding or for the issuance of a decision. Under the Merger Agreement, ACE is permitted, and will continue, to pursue this matter.

Federal Energy Regulatory Commission

On October 17, 2013, the Federal Energy Regulatory Commission (FERC) issued a ruling on challenges filed by the Delaware Municipal Electric Corporation, Inc. (DEMEC) to DPL’s 2011 and 2012 annual formula rate updates. In 2006, FERC approved a formula rate for DPL that is incorporated into the PJM Interconnection, LLC (PJM) tariff. The formula rate establishes the treatment of costs and revenues and the resulting rates for DPL. Pursuant to the protocols approved by FERC and after a period of discovery, interested parties have an opportunity to file challenges regarding the application of the formula rate. The October 2013 FERC order sets various issues in this proceeding for hearing, including challenges regarding formula rate inputs, deferred income items, prepayments of estimated income taxes, rate base reductions, various administrative and general expenses and the inclusion in rate base of construction work in progress related to the Mid-Atlantic Power Pathway (MAPP) project (which has been abandoned). Settlement discussions began in this matter in November 2013 before an administrative law judge at FERC.

PEPCO HOLDINGS

On December 12, 2013, DEMEC filed a formal challenge to the DPL 2013 annual formula rate update, including a request to consolidate the 2013 challenge with the two prior challenges. On April 8, 2014, FERC issued an order setting the 2013 challenge issues for hearing. On April 15, 2014, those issues were consolidated with the 2011 and 2012 challenges. Settlement procedures will continue with the three challenges in one proceeding. PHI cannot predict when a final FERC decision in this proceeding will be issued.

On February 27, 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as DEMEC, filed a joint complaint with FERC against Pepco, DPL and ACE, as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that PHI’s utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. As currently authorized, the 10.8% base ROE for facilities placed into service prior to 2006 is eligible for a 50-basis-point incentive adder for being a member of a regional transmission organization. PHI, Pepco, DPL and ACE believe the allegations in this complaint are without merit and are vigorously contesting it. On April 3, 2013, Pepco, DPL and ACE filed their answer to this complaint, requesting that FERC dismiss the complaint against them on the grounds that the complaint failed to meet the required burden to demonstrate that the existing rates and protocols are unjust and unreasonable. PHI cannot predict when a final FERC decision in this proceeding will be issued.

Under the Merger Agreement, PHI is permitted, and will continue, to pursue the conclusion of the aforementioned matters.

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

ACE Standard Offer Capacity Agreements

In April 2011, ACE entered into three Standard Offer Capacity Agreements (SOCAs) by order of the NJBPU, each with a different generation company. ACE and the other New Jersey EDCs entered into the SOCAs under protest, arguing that the EDCs were denied due process and that the SOCAs violate certain of the requirements under the New Jersey law under which the SOCAs were established (the NJ SOCA Law). On October 22, 2013, in light of the decision of the U.S. District Court for the District of New Jersey described below, the state appeals of the NJBPU implementation orders filed by the EDCs and generators were dismissed without prejudice subject to the parties exercising their appellate rights in the Federal courts.

In February 2011, ACE joined other plaintiffs in an action filed in the U.S. District Court for the District of New Jersey challenging the NJ SOCA Law on the grounds that it violates the Commerce Clause and the Supremacy Clause of the U.S. Constitution. On October 11, 2013, the Federal district court issued a ruling that the NJ SOCA Law is preempted by the Federal Power Act and violates the Supremacy Clause, and is therefore null and void. On October 21, 2013 a joint motion to stay the Federal district court’s decision pending appeal was filed by the NJBPU and one of the SOCA generation companies. In that motion, the NJBPU notified the Federal district court that it would take no action to force implementation of the SOCAs pending the appeal or such other action—such as FERC approval of the SOCAs—that would cure the constitutional issues to the Federal district court’s satisfaction. On October 25, 2013, the Federal district court’s issued an order denying the joint motion to stay and ruling that the SOCAs are void, invalid and unenforceable. The SOCA generation companies and the NJBPU have appealed the Federal district court’s decision. The Federal district court consolidated the appeals and the matter has been placed on an expedited schedule and appeal proceedings remain pending. The U.S. Court of Appeals for the Third Circuit heard the appeal on March 27, 2014, but has not rendered a decision.

PEPCO HOLDINGS

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

In August 2012, the District of Columbia mayor issued an Executive Order establishing the Mayor’s Power Line Undergrounding Task Force (the DC Undergrounding Task Force). The stated purpose of the DC Undergrounding Task Force was to pool the collective resources available in the District of Columbia to produce an analysis of the technical feasibility, infrastructure options and reliability implications of undergrounding new or existing overhead distribution facilities in the District of Columbia. These resources included legislative bodies, regulators, utility personnel, experts and other parties who could contribute in a meaningful way to the DC Undergrounding Task Force. On May 13, 2013, the DC Undergrounding Task Force issued a written recommendation endorsing a $1 billion plan of the DC Undergrounding Task Force to underground 60 of the District of Columbia’s most outage-prone power lines, which lines would be owned and maintained by Pepco. The legislation providing for implementation of the report’s recommendations contemplates that: (i) Pepco would fund approximately $500 million of the $1 billion estimated cost to complete this project, recovering those costs through surcharges on the electric bills of Pepco District of Columbia customers; (ii) $375 million of the undergrounding project cost would be financed by the District of Columbia’s issuance of securitized bonds, which bonds would be repaid through surcharges on the electric bills of Pepco District of Columbia customers (Pepco would not earn a return on or of the cost of the assets funded with the proceeds received from the issuance of the securitized bonds, but ownership and responsibility for the operation and maintenance of such assets would be transferred to Pepco for a nominal amount); and (iii) the remaining amount would be funded through the District of Columbia Department of Transportation’s existing capital projects program. This legislation was approved in the Council of the District of Columbia on February 4, 2014 and signed by the Mayor of the District of Columbia on March 3, 2014. The legislation became law on May 3, 2014 following the 30-day Congressional review period. The final steps in the approval process will be DCPSC authorization of the underground project plan and issuance of financing orders required by the legislation to establish the customer surcharges contemplated by the legislation, a decision on which is expected during the fourth quarter of 2014. Under the Merger Agreement, Pepco is permitted, and will continue, to pursue the DC undergrounding project.

PEPCO HOLDINGS

MAPP Settlement Agreement

On February 28, 2014, FERC issued an order approving the settlement agreement submitted by Pepco and DPL in connection with Pepco’s and DPL’s proceeding seeking recovery of approximately $88 million in abandonment costs related to the MAPP project. PHI had been directed by PJM to construct the MAPP project, a 152-mile high-voltage interstate transmission line, and was subsequently directed by PJM to cancel it. The abandonment costs sought for recovery were subsequently reduced to $82 million from write-offs of certain disallowed costs in 2013 and transfers of materials to inventories for use on other projects. Under the terms of the FERC-approved settlement agreement, Pepco and DPL will receive $80.5 million of transmission revenues over a three-year period, which began on June 1, 2013, and will retain title to all real property and property rights acquired in connection with the MAPP project, which had an estimated fair value of $8 million. The FERC-approved settlement agreement resolves all issues concerning the recovery of abandonment costs associated with the cancellation of the MAPP project, and the terms of the settlement agreement are not subject to modification through any other FERC proceeding. As of March 31, 2014, PHI had a regulatory asset related to the MAPP abandonment costs of approximately $52 million, net of amortization, and land of $8 million. PHI expects to recognize pre-tax income related to the MAPP abandonment costs of $3 million in 2014 and $1 million in 2015.

(8) PENSION AND OTHER POSTRETIREMENT BENEFITS

The table below provides the components of net periodic benefit costs recognized by Pepco Holdings for the three months ended March 31, 2014 and 2013:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(millions of dollars)
Service cost	$12	$13	$2	$2
Interest cost	27	25	7	8
Expected return on plan assets	(35)	(37)	(6)	(5)
Amortization of prior service cost (benefit)	—	—	(3)	(1)
Amortization of net actuarial loss	11	16	3	4

Net periodic benefit cost	$15	$17	$3	$8

Pension and Other Postretirement Benefits

Net periodic benefit cost related to continuing operations is included in other operation and maintenance expense, net of the portion of the net periodic benefit cost that is capitalized as part of the cost of labor for internal construction projects. PHI anticipates approximately 37% of annual net periodic pension and other postretirement benefit costs will be capitalized.

Pension Contributions

PHI’s funding policy with regard to PHI’s non-contributory retirement plan (the PHI Retirement Plan) is to maintain a funding level that is at least equal to the target liability as defined under the Pension Protection Act of 2006. In the first quarter of 2014, PHI, Pepco, DPL and ACE made no discretionary tax-deductible contributions to the PHI Retirement Plan. In the first quarter of 2013, PHI, Pepco, DPL and ACE made discretionary tax-deductible contributions to the PHI Retirement Plan in the amounts of $20 million, zero, $10 million and $30 million, respectively, which brought the PHI Retirement Plan assets to the funding target level for 2013 under the Pension Protection Act.

PEPCO HOLDINGS

Benefit Plan Modifications

During 2013, PHI approved two amendments to its other postretirement benefits plan. These amendments impacted the retiree health care and the retiree life insurance benefits, and were effective on January 1, 2014. As a result of the amendments, which were cumulatively significant, PHI remeasured its accumulated postretirement benefit obligation for other postretirement benefits as of July 1, 2013. The remeasurement resulted in a $7 million reduction in net periodic benefit cost for other postretirement benefits during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013.

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

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of March 31, 2014.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of March 31, 2014 and December 31, 2013, the amount of cash plus unused borrowing capacity under the credit facility available to meet the future liquidity needs of PHI and its utility subsidiaries on a consolidated basis totaled $1,202 million and $1,063 million, respectively. PHI’s utility subsidiaries had combined cash and unused borrowing capacity under the credit facility of $562 million and $332 million at March 31, 2014 and December 31, 2013, respectively.

PEPCO HOLDINGS

Commercial Paper

PHI, Pepco, DPL and ACE maintain on-going commercial paper programs to address short-term liquidity needs. As of March 31, 2014, the maximum capacity available under these programs was $875 million, $500 million, $500 million and $350 million, respectively, subject to available borrowing capacity under the credit facility.

PHI, Pepco, DPL and ACE had $108 million, zero, $177 million and $101 million, respectively, of commercial paper outstanding at March 31, 2014. The weighted average interest rate for commercial paper issued by PHI, Pepco, DPL and ACE during the three months ended March 31, 2014 was 0.49%, 0.27%, 0.26% and 0.26%, respectively. The weighted average maturity of all commercial paper issued by PHI, Pepco, DPL and ACE during the three months ended March 31, 2014 was one, six, six and three days, respectively.

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

ACE Term Loan Agreement

On May 10, 2013, ACE entered into a $100 million term loan agreement, pursuant to which ACE has borrowed (and may not re-borrow) $100 million at a rate of interest equal to the prevailing Eurodollar rate, which is determined by reference to the LIBOR with respect to the relevant interest period, all as defined in the loan agreement, plus a margin of 0.75%. ACE’s Eurodollar borrowings under the loan agreement may be converted into floating rate loans under certain circumstances, and, in that event, for so long as any loan remains a floating rate loan, interest would accrue on that loan at a rate per year equal to (i) the highest of (a) the prevailing prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the one-month Eurodollar rate plus 1%, plus (ii) a margin of 0.75%. As of March 31, 2014, outstanding borrowings under the loan agreement bore interest at an annual rate of 0.91%, which is subject to adjustment from time to time. All borrowings under the loan agreement are unsecured, and the aggregate principal amount of all loans, together with any accrued but unpaid interest due under the loan agreement, must be repaid in full on or before November 10, 2014.

Under the terms of the term loan agreement, ACE must maintain compliance with specified covenants, including (i) the requirement that ACE maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the loan agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) a restriction on sales or other dispositions of assets, other than certain permitted sales and dispositions, and (iii) a restriction on the incurrence of liens (other than liens permitted by the loan agreement) on the assets of ACE. The loan agreement does not include any rating triggers. ACE was in compliance with all covenants under this loan agreement as of March 31, 2014.

PEPCO HOLDINGS

Bond Issuance

In March 2014, Pepco issued $400 million of 3.60% first mortgage bonds due March 15, 2024. Pepco used a portion of the net proceeds of the offering, of which $175 million was classified as restricted cash equivalents at March 31, 2014, to repay in full at maturity $175 million in aggregate principal amount of its 4.65% senior notes due April 15, 2014, plus accrued and unpaid interest.

Bond Payments

In January 2014, Atlantic City Electric Transition Funding LLC (ACE Funding) made principal payments of $7 million on its Series 2002-1 Bonds, Class A-3, and $3 million on its Series 2003-1 Bonds, Class A-2.

Sale of Receivables

On March 13, 2014, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project pursuant to a Task Order entered into under a General Services Administration area-wide agreement. The purchase price to be received by Pepco is approximately $12 million. The energy savings project, which is being performed by Pepco Energy Services, is expected to be completed by January 1, 2015. Pursuant to the purchase agreement, following acceptance of the energy savings project, the buyer will be entitled to receive the contract payments under the Task Order payable by the customer over approximately 9 years. At March 31, 2014, less than $1 million of the purchase price had been received by Pepco.

Financing Activities Subsequent to March 31, 2014

Bond Payments

In April 2014, ACE Funding made principal payments of $7 million on its Series 2002-1 Bonds, Class A-3, and $3 million on its Series 2003-1 Bonds, Class A-2.

Bond Retirements

In April 2014, Pepco retired $175 million of its 4.65% senior notes. The senior notes were secured by a like principal amount of its 4.65% first mortgage bonds due April 15, 2014, which under Pepco’s mortgage and deed of trust were deemed to be satisfied when the senior notes were repaid.

In April 2014, ACE caused the redemption, at maturity, of $18 million of tax-exempt unsecured variable rate demand bonds issued for the benefit of ACE by the Pollution Control Financing Authority of Salem County.

In April 2014, PCI repaid, at maturity, $11 million of bank loans.

PEPCO HOLDINGS

(10) INCOME TAXES

A reconciliation of PHI’s consolidated effective income tax rates from continuing operations is as follows:

	Three Months Ended March 31,
	2014		2013
	(millions of dollars)
Income tax at Federal statutory rate	$42	35.0%	$26	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	7	5.8%	5	6.8%
Asset removal costs	(2)	(1.7)%	(3)	(4.1)%
Change in estimates and interest related to uncertain and effectively settled tax positions	(1)	(0.8)%	51	68.9%
Establishment of valuation allowances related to deferred tax assets	—	—	101	136.5%
Other, net	—	(0.3)%	5	6.9%

Consolidated income tax expense related to continuing operations	$46	38.0%	$185	250.0%

PHI’s consolidated effective tax rates for the three months ended March 31, 2014 and 2013 were 38.0% and 250.0%, respectively.

In the first quarter of 2013, PHI recorded interest expense related to uncertain and effectively settled tax positions of $51 million primarily representing the anticipated additional interest expense on estimated federal and state income tax obligations that was allocated to PHI’s continuing operations resulting from a change in assessment of tax benefits associated with the former cross-border energy lease investments of PCI in the first quarter of 2013.

Also, in the first quarter of 2013, PHI established valuation allowances of $101 million related to deferred tax assets. Between 1990 and 1999, PCI, through various subsidiaries, entered into certain transactions involving investments in aircraft and aircraft equipment, railcars and other assets. In connection with these transactions, PCI recorded deferred tax assets in prior years of $101 million in the aggregate. Following events that took place during the first quarter of 2013, which included (i) court decisions in favor of the IRS with respect to other taxpayers’ cross-border lease and other structured transactions (as discussed in Note (17), “Discontinued Operations – Cross-Border Energy Lease Investments”), (ii) the change in PHI’s tax position with respect to the tax benefits associated with its cross-border energy leases, and (iii) PHI’s decision in March 2013 to begin to pursue the early termination of its remaining cross-border energy lease investments (which represented a substantial portion of the remaining assets within PCI) without the intent to reinvest these proceeds in income-producing assets, management evaluated the likelihood that PCI would be able to realize the $101 million of deferred tax assets in the future. Based on this evaluation, PCI established valuation allowances against these deferred tax assets totaling $101 million in the first quarter of 2013. Further, during the fourth quarter of 2013, in light of additional court decisions in favor of the IRS involving other taxpayers, and after consideration of all relevant factors, management determined that it would abandon the further pursuit of these deferred tax assets, and these assets totaling $101 million were charged off against the previously established valuation allowances.

Final IRS Regulations on Repair of Tangible Property

In September 2013, the IRS issued final regulations on expense versus capitalization of repairs with respect to tangible personal property. The regulations are effective for tax years beginning on or after January 1, 2014, and provide an option to early adopt the final regulations for tax years beginning on or after January 1, 2012. In February 2014, the IRS issued revenue procedures that describe how taxpayers should implement the final regulations. The final repair regulations retain the operative rule that the Unit of Property for network assets is determined by the taxpayer’s particular facts and circumstances except as provided in published

PEPCO HOLDINGS

guidance. In 2012, with the filing of its 2011 tax return, PHI filed a request for an automatic change in accounting method related to repairs of its network assets in accordance with IRS Revenue Procedure 2011-43. PHI does not expect the effects of the final regulations to be significant and will continue to evaluate the impact of the new guidance on its consolidated financial statements.

(11) EQUITY AND EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

PHI’s basic and diluted earnings per share (EPS) calculations are shown below:

	Three Months Ended March 31,
	2014	2013
	(millions of dollars, except per share data)
Income (Numerator):
Net Income (loss) from continuing operations	$75	$(111)
Net Loss from discontinued operations	—	(319)

Net Income (loss)	$75	$(430)

Shares (Denominator) (in millions):
Weighted average shares outstanding for basic computation:
Average shares outstanding	250	237
Adjustment to shares outstanding	1	—

Weighted Average Shares Outstanding for Computation of Basic Earnings Per Share of Common Stock	251	237
Net effect of potentially dilutive shares (a)	—	—

Weighted Average Shares Outstanding for Computation of Diluted Earnings Per Share of Common Stock	251	237

Basic and Diluted Earnings per Share
Earnings (loss) per share of common stock from continuing operations	$0.30	$(0.47)
Loss per share of common stock from discontinued operations	—	(1.35)

Basic and diluted earnings (loss) per share	$0.30	$(1.82)

(a)	There were no options to purchase shares of common stock that were excluded from the calculation of diluted EPS for each of the three months ended March 31, 2014 and 2013.

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

PEPCO HOLDINGS

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

The tables below identify the balance sheet location and fair values of derivative instruments as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
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

All derivative assets and liabilities available to be offset under master netting arrangements were netted as of March 31, 2014 and December 31, 2013. The amount of cash collateral that was offset against these derivative positions is as follows:

	March 31, 2014	December 31, 2013
	(millions of dollars)
Cash collateral received from counterparties with the obligation to return	$(1)	$(1)

PEPCO HOLDINGS

As of March 31, 2014 and December 31, 2013, all PHI cash collateral pledged related to derivative instruments accounted for at fair value was entitled to be offset under master netting agreements.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

Cash Flow Hedges Included in Accumulated Other Comprehensive Loss

PHI also may use derivative instruments from time to time to mitigate the effects of fluctuating interest rates on debt issued in connection with the operation of its businesses. In June 2002, PHI entered into several treasury rate lock transactions in anticipation of the issuance of several series of fixed-rate debt commencing in August 2002. Upon issuance of the fixed-rate debt in August 2002, the treasury rate locks were terminated at a loss. The loss has been deferred in Accumulated Other Comprehensive Loss (AOCL) and is being recognized in interest expense over the life of the debt issued as interest payments are made.

The tables below provide details regarding terminated cash flow hedges included in PHI’s consolidated balance sheets as of March 31, 2014 and 2013. The data in the following tables indicate the cumulative net loss after-tax related to terminated cash flow hedges by contract type included in AOCL, the portion of AOCL expected to be reclassified to income during the next 12 months, and the maximum hedge or deferral term:

Contracts	As of March 31, 2014		Maximum Term
	Accumulated Other Comprehensive Loss After-tax	Portion Expected to be Reclassified to Income during the Next 12 Months
	(millions of dollars)
Interest rate	$9	$1	221 months

Total	$9	$1

Contracts	As of March 31, 2013		Maximum Term
	Accumulated Other Comprehensive Loss After-tax	Portion Expected to be Reclassified to Income during the Next 12 Months
	(millions of dollars)
Interest rate	$10	$1	233 months

Total	$10	$1

Other Derivative Activity

DPL has certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the consolidated balance sheets with the gain or loss for changes in fair value recorded in income. In accordance with FASB guidance on regulated operations, offsetting regulatory liabilities or regulatory assets are recorded on the consolidated balance sheets and the recognition of the derivative gain or loss is deferred because of the DPSC-approved fuel adjustment clause for DPL’s derivatives. The following table indicates the net unrealized and net realized derivative gains and (losses) arising during the period associated with these derivatives that were recognized in the consolidated statements of income (loss) (through Fuel and purchased energy expense) and that were also deferred as Regulatory liabilities for the three months ended March 31, 2014 and 2013:

PEPCO HOLDINGS

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Net unrealized gain arising during the period	$2	$2
Net realized gain (loss) recognized during the period	2	(4)

As of March 31, 2014 and December 31, 2013, the quantities and positions of DPL’s net outstanding natural gas commodity forward contracts that did not qualify for hedge accounting were:

	March 31, 2014		December 31, 2013
Commodity	Quantity	Net Position	Quantity	Net Position
DPL – Natural gas (One Million British Thermal Units (MMBtu))	3,050,000	Long	3,977,500	Long

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

The gross fair values of DPL’s derivative liabilities with credit risk-related contingent features as of March 31, 2014 and December 31, 2013 were zero.

DPL’s primary source for posting cash collateral or letters of credit is PHI’s credit facility. As of March 31, 2014 and December 31, 2013, the aggregate amount of cash plus borrowing capacity under the credit facility available to meet the future liquidity needs of PHI’s utility subsidiaries was $562 million and $332 million, respectively.

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

The following tables set forth, by level within the fair value hierarchy, PHI’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. PHI’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at March 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
		(millions of dollars)
ASSETS
Derivative instruments (b)
Natural gas (c)	$1	$1	$—	$—
Restricted cash and cash equivalents
Treasury fund	305	305	—	—
Executive deferred compensation plan assets
Money market funds	15	15	—	—
Life insurance contracts	66	—	47	19

	$387	$321	$47	$19

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$29	$—	$29	$—

	$29	$—	$29	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the three months ended March 31, 2014.
(b)	The fair values of derivative assets reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas swaps purchased by DPL as part of a natural gas hedging program approved by the DPSC.

PEPCO HOLDINGS

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
		(millions of dollars)
ASSETS
Derivative instruments (b)
Natural gas (c)	$1	$1	$—	$—
Restricted cash and cash equivalents
Treasury fund	34	34	—	—
Executive deferred compensation plan assets
Money market funds	15	15	—	—
Life insurance contracts	66	—	47	19

	$116	$50	$47	$19

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$30	$—	$30	$—

	$30	$—	$30	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2013.
(b)	The fair values of derivative assets reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas swaps purchased by DPL as part of a natural gas hedging program approved by the DPSC.

PHI classifies its fair value balances in the fair value hierarchy based on the observability of the inputs used in the fair value calculation as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis, such as the New York Mercantile Exchange.

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

Executive deferred compensation plan assets and liabilities categorized as level 2 consist of life insurance policies and certain employment agreement obligations. The life insurance policies are categorized as level 2 assets because they are valued based on the assets underlying the policies, which consist of short-term cash equivalents and fixed income securities that are priced using observable market data and can be liquidated for the value of the underlying assets as of March 31, 2014. The level 2 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance sub-accounts. The sub-accounts are designed to mirror existing mutual funds and money market funds that are observable and actively traded.

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

PEPCO HOLDINGS

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

Reconciliations of the beginning and ending balances of PHI’s fair value measurements using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013 are shown below:

Three Months Ended March 31, 2014
Life Insurance Contracts
(millions of dollars)
Beginning balance as of January 1	$19
Total gains (losses) (realized and unrealized):
Included in income	1
Included in accumulated other comprehensive loss	—
Included in regulatory liabilities	—
Purchases	—
Issuances	(1)
Settlements	—
Transfers in (out) of level 3	—

Ending balance as of March 31	$19

	Three Months Ended March 31, 2013
	Natural Gas	Life Insurance Contracts	Capacity
	(millions of dollars)
Beginning balance as of January 1	$(4)	$18	$(3)
Total gains (losses) (realized and unrealized):
Included in income	—	1	—
Included in accumulated other comprehensive loss	—	—	—
Included in regulatory liabilities	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Settlements	4	—	—
Transfers in (out) of level 3	—	—	—

Ending balance as of March 31	$—	$19	$(3)

PEPCO HOLDINGS

The breakdown of realized and unrealized gains on level 3 instruments included in income as a component of Other income or Other operation and maintenance expense for the periods below were as follows:

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Total net gains included in income for the period	$1	$1

Change in unrealized gains relating to assets still held at reporting date	$1	$1

Other Financial Instruments

The estimated fair values of PHI’s Long-term debt instruments that are measured at amortized cost in PHI’s consolidated financial statements and the associated level of the estimates within the fair value hierarchy as of March 31, 2014 and December 31, 2013 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. PHI’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

The fair value of Long-term debt and Transition Bonds issued by ACE Funding (Transition Bonds) categorized as level 2 is based on a blend of quoted prices for the debt and quoted prices for similar debt on the measurement date. The blend places more weight on current pricing information when determining the final fair value measurement. The fair value information is provided by brokers, and PHI reviews the methodologies and results.

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

	Fair Value Measurements at March 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$5,402	$—	$4,835	$567
Transition bonds (b)	273	—	273	—
Long-term project funding	13	—	—	13

	$5,688	$—	$5,108	$580

(a)	The carrying amount for Long-term debt was $4,856 million as of March 31, 2014.
(b)	The carrying amount for Transition bonds, including amounts due within one year, was $246 million as of March 31, 2014.

PEPCO HOLDINGS

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$4,850	$—	$4,289	$561
Transition bonds (b)	284	—	284	—
Long-term project funding	12	—	—	12

	$5,146	$—	$4,573	$573

(a)	The carrying amount for Long-term debt was $4,456 million as of December 31, 2013.
(b)	The carrying amount for Transition bonds, including amounts due within one year, was $255 million as of December 31, 2013.

The carrying amounts of all other financial instruments in the accompanying consolidated financial statements approximate fair value.

(14) COMMITMENTS AND CONTINGENCIES

General Litigation and Other Matters

From time to time, PHI and its subsidiaries are named as defendants in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. PHI and each of its subsidiaries are self-insured against such claims up to a certain self-insured retention amount and maintain insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, PHI’s contracts with its vendors generally require the vendors to name PHI and/or its subsidiaries as additional insureds for the amounts at least equal to PHI’s self-insured retention. Further, PHI’s contracts with its vendors require the vendors to indemnify PHI for various acts and activities that may give rise to claims against PHI. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on PHI’s or its subsidiaries’ financial condition, results of operations or cash flows. At March 31, 2014, PHI had loss contingency liabilities for general litigation totaling approximately $32 million (including amounts related to the matters specifically described below) and the portion of these loss contingency liabilities in excess of the self-insured retention amount was substantially offset by insurance receivables.

Pepco Substation Injury Claim

In May 2013, a contract worker erecting a scaffold at a Pepco substation came into contact with an energized station service feeder and suffered serious injuries. In August 2013, the individual filed suit against Pepco in the Circuit Court for Montgomery County, Maryland, seeking damages for medical expenses, loss of future earning capacity, pain and suffering and the cost of a life care plan aggregating to a maximum claim of approximately $28.1 million. Discovery is ongoing in the case and, if a settlement cannot be reached with respect to this matter, a trial is expected to begin in October 2014. Pepco has notified its insurers of the incident and believes that the insurance policies in force at the time of the incident, including the policies of the contractor performing the scaffold work (which name Pepco as an additional insured), will offset substantially all of Pepco’s costs associated with the resolution of this matter, including Pepco’s self-insured retention amount. At March 31, 2014, Pepco has concluded that a loss is probable with respect to this matter and has recorded an estimated loss contingency liability, which is included in the liability for general litigation referred to above as of March 31, 2014. Pepco has also concluded as of March 31, 2014 that realization of its insurance claims associated with this matter is probable and, accordingly, has recorded an estimated insurance receivable offsetting substantially all of the related loss contingency liability.

PEPCO HOLDINGS

ACE Asbestos Claim

In September 2011, an asbestos complaint was filed in the New Jersey Superior Court, Law Division, against ACE (among other defendants) asserting claims under New Jersey’s Wrongful Death and Survival statutes. The complaint, filed by the estate of a decedent who was the wife of a former employee of ACE, alleges that the decedent’s mesothelioma was caused by exposure to asbestos brought home by her husband on his work clothes. New Jersey courts have recognized a cause of action against a premise owner in a so-called “take home” case if it can be shown that the harm was foreseeable. In this case, the complaint seeks recovery of an unspecified amount of damages for, among other things, the decedent’s past medical expenses, loss of earnings, and pain and suffering between the time of injury and death, and asserts a punitive damage claim. At March 31, 2014, ACE has concluded that a loss is probable with respect to this matter and has recorded an estimated loss contingency liability, which is included in the liability for general litigation referred to above as of March 31, 2014. However, due to the inherent uncertainty of litigation, ACE is unable to estimate a maximum amount of possible loss because the damages sought are indeterminate and the matter involves facts that ACE believes are distinguishable from the facts of the “take-home” cause of action recognized by the New Jersey courts.

ACE Electrical Contact Injury Claims

In October 2010, a farm combine came into and remained in contact with a primary electric line in ACE’s service territory in New Jersey. As a result, two individuals operating the combine received fatal electrical contact injuries. While attempting to rescue those two individuals, another individual sustained third-degree burns to his torso and upper extremities. In September 2012, the individual who received third-degree burns filed suit in New Jersey Superior Court, Salem County. In October 2012, additional suits were filed in the same court by or on behalf of the estates of the deceased individuals. Plaintiffs in each of the cases are seeking indeterminate damages and allege that ACE was negligent in the design, construction, erection, operation and maintenance of its poles, power lines, and equipment, and that ACE failed to warn and protect the public from the foreseeable dangers of farm equipment contacting electric lines. Discovery is ongoing in this matter and the litigation involves a number of other defendants and the filing of numerous cross-claims. ACE has notified its insurers of the incident and believes that the insurance policies in force at the time of the incident will offset ACE’s costs associated with the resolution of this matter in excess of ACE’s self-insured retention amount. At March 31, 2014, ACE has concluded that a loss is probable with respect to these claims and has recorded an estimated loss contingency liability, which is included in the liability for general litigation referred to above as of March 31, 2014. ACE has also concluded as of March 31, 2014 that realization of its insurance claims associated with this matter is probable and, accordingly, has recorded an estimated insurance receivable offsetting substantially all of the loss contingency liability in excess of ACE’s self-insured retention amount.

Pepco Energy Services Billing Claims

During 2012, Pepco Energy Services received letters on behalf of two school districts in Maryland, which claim that invoices in connection with electricity supply contracts contained certain allegedly unauthorized charges, totaling approximately $7 million. The school districts also claim additional compounded interest totaling approximately $9 million. Although no litigation involving Pepco Energy Services related to these claims has commenced, in August and September 2013, Pepco Energy Services received correspondence from the Superintendent of each of the school districts advising of the intention to render a decision regarding an unresolved dispute between the school district and Pepco Energy Services. Pepco Energy Services filed timely answers to the Superintendents challenging the authority of the respective Superintendents to render decisions on the claims and also disputing the merits of the allegations regarding unauthorized charges as well as the claims of entitlement to compounded interest. To date, one of the two districts has submitted a late response to the answer of Pepco Energy Services maintaining that its Superintendent does have authority to

PEPCO HOLDINGS

render a decision but acknowledging the availability of administrative and judicial review of the merits of any decision. The response of the other district is overdue. As of March 31, 2014, Pepco Energy Services has concluded that a loss is reasonably possible with respect to these claims, but the amount of loss, if any, is not reasonably estimable.

Environmental Matters

PHI, through its subsidiaries, is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of PHI’s utility subsidiaries, environmental clean-up costs incurred by Pepco, DPL and ACE generally are included by each company in its respective cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies described below of PHI and its subsidiaries at March 31, 2014 are summarized as follows:

		Legacy Generation
	Transmission and Distribution	Regulated	Non-Regulated	Total
		(millions of dollars)
Beginning balance as of January 1	$19	$6	$5	$30
Accruals	—	—	—	—
Payments	—	—	—	—

Ending balance as of March 31	19	6	5	30
Less amounts in Other Current Liabilities	3	1	—	4

Amounts in Other Deferred Credits	$16	$5	$5	$26

Conectiv Energy Wholesale Power Generation Sites

In July 2010, PHI sold the wholesale power generation business of Conectiv Energy Holdings, Inc. and substantially all of its subsidiaries (Conectiv Energy) to Calpine Corporation (Calpine). Under New Jersey’s Industrial Site Recovery Act (ISRA), the transfer of ownership triggered an obligation on the part of Conectiv Energy to remediate any environmental contamination at each of the nine Conectiv Energy generating facility sites located in New Jersey. Under the terms of the sale, Calpine has assumed responsibility for performing the ISRA-required remediation and for the payment of all related ISRA compliance costs up to $10 million. PHI is obligated to indemnify Calpine for any ISRA compliance remediation costs in excess of $10 million. According to PHI’s estimates, the costs of ISRA-required remediation activities at the nine generating facility sites located in New Jersey are in the range of approximately $7 million to $18 million. The amount accrued by PHI for the ISRA-required remediation activities at the nine generating facility sites is included in the table above in the column entitled “Legacy Generation – Non-Regulated.”

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

In December 2012, DDOE approved the RI/FS work plan. RI/FS field work commenced in January 2013 and is still in progress. The final phase of field work consisting of the installation of monitoring wells and groundwater sampling and analysis began in April 2014. Once all of the field work has been completed, Pepco and Pepco Energy Services will prepare RI/FS reports for review and approval by DDOE after solicitation and consideration of public comment. The next status report to the court is due on May 24, 2014.

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

PEPCO HOLDINGS

In June 2012, Pepco commenced discussions with DDOE regarding a possible consent decree that would resolve DDOE’s threatened enforcement action, including civil penalties, for alleged violation of the District’s Water Pollution Control Law, as well as for damages to natural resources. In March 2014, Pepco and DDOE entered into a consent decree to resolve DDOE’s threatened enforcement action, the terms of which include a combination of a civil penalty and a Supplemental Environmental Project (SEP) with a total cost to Pepco of $875,000. The consent decree was approved and entered by the District of Columbia Superior Court on April 4, 2014. Within 60 days after the entry of the consent decree, Pepco is obligated to make a penalty payment to DDOE in the amount of $250,000 and make a donation in the amount of $25,000 to the Northeast Environmental Enforcement Training Fund, Inc., a non-profit organization that funds scholarships for environmental enforcement training. In addition, to implement the SEP, the consent decree obligates Pepco to enter into an agreement with Living Classrooms Foundation, Inc., a non-profit educational organization, to provide $600,000 to fund the design, installation and operation of a trash collection system at a storm water outfall that drains to the Anacostia River. Finally, the consent decree confirms that no further actions are required by Pepco to investigate, assess or remediate impacts to the river from the mineral oil release. Discussions will proceed separately with DDOE and the federal resource trustees regarding the settlement of a natural resource damage (NRD) claim under federal law. Based on discussions to date, PHI and Pepco do not believe that the resolution of DDOE’s enforcement action or the federal NRD claim will have a material adverse effect on their respective financial condition, results of operations or cash flows.

As a result of the mineral oil release, Pepco implemented certain interim operational changes to the secondary containment systems at the facility which involve pumping accumulated storm water to an above-ground holding tank for off-site disposal. In December 2011, Pepco completed the installation of a treatment system designed to allow automatic discharge of accumulated storm water from the secondary containment system. Pepco currently is seeking DDOE’s and EPA’s approval to commence operation of the new system on a pilot basis to demonstrate its effectiveness in meeting both secondary containment requirements and water quality standards related to the discharge of storm water from the facility. In the meantime, Pepco is continuing to use the aboveground holding tank to manage storm water from the secondary containment system. Pepco also is evaluating other technical and regulatory options for managing storm water from the secondary containment system as alternatives to the proposed treatment system discharge currently under discussion with EPA and DDOE.

The amount accrued for this matter is included in the table above in the column entitled “Transmission and Distribution.”

Metal Bank Site

In the first quarter of 2013, the National Oceanic and Atmospheric Administration (NOAA) contacted Pepco and DPL on behalf of itself and other federal and state trustees to request that Pepco and DPL execute a tolling agreement to facilitate settlement negotiations concerning natural resource damages allegedly caused by releases of hazardous substances, including polychlorinated biphenyls, at the Metal Bank Superfund Site located in Philadelphia, Pennsylvania. Pepco and DPL executed a tolling agreement, which has been extended to March 15, 2015, and will continue settlement discussions with the NOAA, the trustees and other PRPs.

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

PEPCO HOLDINGS

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

PHI’s Cross-Border Energy Lease Investments

As discussed in Note (17), “Discontinued Operations – Cross-Border Energy Lease Investments,” PHI held a portfolio of cross-border energy lease investments involving public utility assets located outside of the United States. Each of these investments was comprised of multiple leases and was structured as a sale and leaseback transaction commonly referred to by the IRS as a sale-in, lease-out, or SILO, transaction.

Since 2005, PHI’s cross-border energy lease investments have been under examination by the IRS as part of the PHI federal income tax audits. In connection with the audit of PHI’s 2001-2002 income tax returns, the IRS disallowed the depreciation and interest deductions in excess of rental income claimed by PHI for six of the eight lease investments and, in connection with the audits of PHI’s 2003-2005 and 2006-2008 income tax returns, the IRS disallowed such deductions in excess of rental income for all eight of the lease investments. In addition, the IRS has sought to recharacterize each of the leases as a loan transaction in each of the years under audit as to which PHI would be subject to original issue discount income. PHI has disagreed with the IRS’ proposed adjustments to the 2001-2008 income tax returns and has filed protests of these findings for each year with the Office of Appeals of the IRS. In November 2010, PHI entered into a settlement agreement with the IRS for the 2001 and 2002 tax years for the purpose of commencing litigation associated with this matter and subsequently filed refund claims in July 2011 for the disallowed tax deductions relating to the leases for these years. In January 2011, as part of this settlement, PHI paid $74 million of additional tax for 2001 and 2002, penalties of $1 million, and $28 million in interest associated with the disallowed deductions. Since the July 2011 refund claims were not approved by the IRS within the statutory six-month period, in January 2012 PHI filed complaints in the U.S. Court of Federal Claims seeking recovery of the tax payment, interest and penalties. The 2003-2005 and 2006-2011 income tax return audits continue to be in process with the IRS Office of Appeals and the IRS Exam Division, respectively, and are not presently a part of the U.S. Court of Federal Claims litigation.

On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which PHI is not a party) that disallowed tax benefits associated with Consolidated Edison’s cross-border lease transaction. While PHI believes that its tax position with regard to its cross-border energy lease investments is appropriate, after analyzing the recent U.S. Court of Appeals ruling, PHI determined in the first quarter of 2013 that its tax position with respect to the tax benefits associated with the cross-border energy leases no longer met the more-likely-than-not standard of recognition for accounting purposes. Accordingly, PHI recorded a non-cash after-tax charge of $377 million in the first quarter of 2013 (as discussed in Note (17), “Discontinued Operations – Cross-Border Energy Lease Investments”), consisting of a charge to reduce the carrying value of the cross-border energy lease investments and a charge to reflect the anticipated additional interest expense related to changes in PHI’s estimated federal and state income tax obligations for the period over which the tax benefits ultimately may be disallowed. PHI had also previously made certain business assumptions regarding foreign investment opportunities available at the end of the full lease terms. During the first quarter of 2013, management believed that its conclusions regarding these business assumptions were no longer supportable, and the tax effects of this change in conclusion were included in the charge. While the IRS could require PHI to pay a penalty of up to 20% of the amount of additional taxes due, PHI believes that it is more likely than not that no such penalty will be incurred, and therefore no amount for any potential penalty has been recorded.

PEPCO HOLDINGS

In the event that the IRS were to be successful in disallowing 100% of the tax benefits associated with these lease investments and recharacterizing these lease investments as loans, PHI estimated that, as of March 31, 2013, it would have been obligated to pay approximately $192 million in additional federal taxes (net of the $74 million tax payment described above) and approximately $50 million of interest on the additional federal taxes. These amounts, totaling $242 million, were estimated after consideration of certain tax benefits arising from matters unrelated to the leases that would offset the taxes and interest due, including PHI’s best estimate of the expected resolution of other uncertain and effectively settled tax positions, the carrying back and carrying forward of any existing net operating losses, and the application of certain amounts paid in advance to the IRS. In order to mitigate PHI’s ongoing interest costs associated with the $242 million estimate of additional taxes and interest, PHI made an advanced payment to the IRS of $242 million in the first quarter of 2013. This advanced payment was funded from currently available sources of liquidity and short-term borrowings. A portion of the proceeds from lease terminations (discussed in Note (17), “Discontinued Operations – Cross-Border Energy Lease Investments”) was used to repay the short-term borrowings utilized to fund the advanced payment.

In order to mitigate the cost of continued litigation related to the cross-border energy lease investments, PHI and its subsidiaries have entered into discussions with the IRS with the intention of seeking a settlement of all tax issues for open tax years 2001 through 2011, including the cross-border energy lease issue. PHI currently believes that it is possible that a settlement with the IRS may be reached in 2014. If a settlement of all tax issues or a standalone settlement on the leases is not reached, PHI may move forward with its litigation with the IRS. Further discovery in the case is stayed until July 1, 2014, pursuant to an order issued by the court on April 24, 2014.

Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

PHI and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations that they have entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

As of March 31, 2014, PHI and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, energy procurement obligations, and other commitments and obligations. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	Pepco	DPL	ACE	Total
	(millions of dollars)
Energy procurement obligations of Pepco Energy Services (a)	$4	$—	$—	$—	$4
Guarantees associated with disposal of Conectiv Energy assets (b)	13	—	—	—	13
Guaranteed lease residual values (c)	3	5	7	4	19

Total	$20	$5	$7	$4	$36

(a)	PHI has continued contractual commitments for performance and related payments of Pepco Energy Services primarily to Independent System Operators and distribution companies.
(b)	Represents guarantees by PHI of Conectiv Energy’s derivatives portfolio transferred in connection with the disposition of Conectiv Energy’s wholesale business. The derivative portfolio guarantee is currently $13 million and covers Conectiv Energy’s performance prior to the assignment. This guarantee will remain in effect until the end of 2015.
(c)	Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The maximum lease term associated with these assets ranges from 3 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $54 million, $10 million of which is a guaranty by PHI, $14 million by Pepco, $17 million by DPL and $13 million by ACE. The minimum lease term associated with these assets ranges from 1 to 4 years. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.

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

Energy Services Performance Contracts

Pepco Energy Services has a diverse portfolio of energy savings services performance contracts that are associated with the installation of energy savings equipment or combined heat and power facilities for federal, state and local government customers. As part of the energy savings contracts, Pepco Energy Services typically guarantees that the equipment or systems it installs will generate a specified amount of energy savings on an annual basis over a multi-year period. As of March 31, 2014, the remaining notional amount of Pepco Energy Services’ energy savings guarantees over the life of the multi-year performance contracts on: (i) completed projects was $253 million with the longest guarantee having a remaining term of 12 years; and, (ii) projects under construction was $205 million with the longest guarantee having a term of 23 years after completion of construction. On an annual basis, Pepco Energy Services undertakes a measurement and verification process to determine the amount of energy savings for the year and whether there is any shortfall in the annual energy savings compared to the guaranteed amount.

As of March 31, 2014, Pepco Energy Services had a performance guarantee contract associated with the production at a combined heat and power facility that is under construction totaling $15 million in notional value over 20 years.

Pepco Energy Services recognizes a liability for the value of the estimated energy savings or production shortfalls when it is probable that the guaranteed amounts will not be achieved and the amount is reasonably estimable. As of March 31, 2014, Pepco Energy Services had an accrued liability of $1 million for its energy savings contracts that it established during 2012. There was no significant change in the type of contracts issued during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Dividends

On April 24, 2014, Pepco Holdings’ Board of Directors declared a dividend on common stock of 27 cents per share payable June 30, 2014, to stockholders of record on June 10, 2014.

PEPCO HOLDINGS

(15) VARIABLE INTEREST ENTITIES

PHI is required to consolidate a variable interest entity (VIE) in accordance with FASB ASC 810 if PHI or a subsidiary is the primary beneficiary of the VIE. The primary beneficiary of a VIE is typically the entity with both the power to direct activities most significantly impacting economic performance of the VIE and the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. PHI performs a qualitative analysis to determine whether a variable interest provides a controlling financial interest in a VIE. Set forth below are the relationships with respect to which PHI conducted a VIE analysis as of March 31, 2014:

DPL Renewable Energy Transactions

DPL is subject to Renewable Energy Portfolio Standards (RPS) in the state of Delaware that require it to obtain renewable energy credits (RECs) for energy delivered to its customers. DPL’s costs associated with obtaining RECs to fulfill its RPS obligations are recoverable from its customers by law. As of March 31, 2014, PHI, through its DPL subsidiary, is a party to three land-based wind power purchase agreements (PPAs) in the aggregate amount of 128 MWs, one solar PPA with a 10 MW facility, and an agreement with the Delaware Sustainable Energy Utility (DSEU) to purchase solar renewable energy credits (SREC). Each of the facilities associated with these PPAs is operational, and DPL is obligated to purchase energy and RECs in amounts generated and delivered by the wind facilities and SRECs from the solar facility and DSEU, up to certain amounts (as set forth below) at rates that are primarily fixed under the respective agreements. PHI and DPL have concluded that while VIEs exist under these contracts, consolidation is not required under the FASB guidance on the consolidation of variable interest entities as DPL is not the primary beneficiary. DPL has not provided financial or other support under these arrangements that it was not previously contractually required to provide during the periods presented, nor does DPL have any intention to provide such additional support.

Because DPL has no equity or debt interest in these renewable energy transactions, the maximum exposure to loss relates primarily to any above-market costs incurred for power, RECs or SRECs. Due to unpredictability in the amount of MW’s ultimately purchased under the agreements for purchased renewable energy, RECs and SRECs, PHI and DPL are unable to quantify the maximum exposure to loss. The power purchase, REC and SREC costs are recoverable from DPL’s customers through regulated rates.

DPL is obligated to purchase energy and RECs from one of the wind facilities through 2024 in amounts not to exceed 50 MWs, from the second wind facility through 2031 in amounts not to exceed 40 MWs, and from the third wind facility through 2031 in amounts not to exceed 38 MWs. DPL’s purchases under the three wind PPAs totaled $10 million for each of the three months ended March 31, 2014 and 2013, respectively.

The term of the agreement with the solar facility is through 2030 and DPL is obligated to purchase SRECs in an amount up to 70 percent of the energy output at a fixed price. The DSEU may enter into 20-year contracts with solar facilities to purchase SRECs for resale to DPL. Under the agreement, DPL is obligated to purchase in amounts not to exceed 14 MWs of SRECs at annually determined auction rates. DPL’s purchases under these solar agreements were $1 million and less than $1 million for the three months ended March 31, 2014 and 2013, respectively.

On October 18, 2011, the DPSC approved a tariff submitted by DPL in accordance with the requirements of the RPS specific to fuel cell facilities totaling 30 MWs to be constructed by a qualified fuel cell provider. The tariff and the RPS establish that DPL would be an agent to collect payments in advance from its distribution customers and remit them to the qualified fuel cell provider for each MW hour (MWh) of energy produced by the fuel cell facilities over 21 years. DPL has no obligation to the qualified fuel cell provider other than to remit payments collected from its distribution customers pursuant to the tariff. The RPS provides for a reduction in DPL’s REC requirements based upon the actual energy output of the facilities. At March 31, 2014 and 2013, 30 MWs and 9 MWs of capacity were available from fuel cell facilities placed in service under the tariff, respectively. DPL billed $9 million and $3 million to distribution customers for the three months ended March 31, 2014 and 2013, respectively. PHI and DPL have concluded that while a VIE exists under this arrangement, consolidation is not required for this arrangement under the FASB guidance on consolidation of variable interest entities as DPL is not the primary beneficiary.

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

Because ACE has no equity or debt invested in the NUGs, the maximum exposure to loss relates primarily to any above-market costs incurred for power. Due to unpredictability in the PPAs pricing for purchased energy, PHI and ACE are unable to quantify the maximum exposure to loss. The power purchase costs are recoverable from ACE’s customers through regulated rates. Purchase activities with the NUGs, including excess power purchases not covered by the PPAs, for the three months ended March 31, 2014 and 2013, were approximately $72 million and $54 million, respectively, of which approximately $59 million and $54 million, respectively, consisted of power purchases under the PPAs.

ACE Funding

In 2001, ACE established ACE Funding solely for the purpose of securitizing authorized portions of ACE’s recoverable stranded costs through the issuance and sale of Transition Bonds. The proceeds of the sale of each series of Transition Bonds were transferred to ACE in exchange for the transfer by ACE to ACE Funding of the right to collect a non-bypassable Transition Bond Charge (representing revenue ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds and related taxes, expenses and fees) from ACE customers pursuant to bondable stranded costs rate orders issued by the NJBPU in an amount sufficient to fund the principal and interest payments on the Transition Bonds and related taxes, expenses and fees (Bondable Transition Property). The assets of ACE Funding, including the Bondable Transition Property, and the Transition Bond Charges collected from ACE’s customers, are not available to creditors of ACE. The holders of Transition Bonds have recourse only to the assets of ACE Funding. ACE owns 100 percent of the equity of ACE Funding, and PHI and ACE consolidate ACE Funding in their consolidated financial statements as ACE is the primary beneficiary of ACE Funding under the variable interest entity consolidation guidance.

PEPCO HOLDINGS

(16) ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Pepco Holdings’ AOCL relating to continuing and discontinued operations are as follows. For additional information, see the consolidated statements of comprehensive income.

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Balance as of January 1	$(34)	$(48)

Treasury Lock
Balance as of January 1	(9)	(10)
Amount of pre-tax loss reclassified to Interest expense	—	—
Income tax benefit	—	—

Balance as of March 31	(9)	(10)

Pension and Other Postretirement Benefits
Balance as of January 1	(25)	(32)
Amount of amortization of net prior service cost and actuarial loss reclassified to Other operation and maintenance expense	1	2
Income tax benefit	—	(1)

Balance as of March 31	(24)	(31)

Commodity Derivatives
Balance as of January 1	—	(6)
Amount of net pre-tax loss reclassified to loss from discontinued operations before income tax	—	8
Income tax benefit	—	(3)

Balance as of March 31	—	(1)

Balance as of March 31	$(33)	$(42)

(17) DISCONTINUED OPERATIONS

PHI’s loss from discontinued operations, net of income taxes, is comprised of the following:

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Cross-border energy lease investments	$—	$(320)
Pepco Energy Services’ retail electric and natural gas supply businesses	—	1

Loss from discontinued operations, net of income taxes	$—	$(319)

PEPCO HOLDINGS

Cross-Border Energy Lease Investments

Between 1994 and 2002, PCI entered into cross-border energy lease investments consisting of hydroelectric generation facilities, coal-fired electric generation facilities and natural gas distribution networks located outside of the United States. Each of these lease investments was structured as a sale and leaseback transaction commonly referred to as a sale-in, lease-out, or SILO, transaction. During the second and third quarters of 2013, PHI terminated early all of its interests in the remaining lease investments. PHI received aggregate net cash proceeds from these early terminations of $873 million (net of aggregate termination payments of $2.0 billion used to retire the non-recourse debt associated with the terminated leases) and recorded an aggregate pre-tax loss, including transaction costs, of approximately $3 million ($2 million after-tax), representing the excess of the carrying value of the terminated leases over the net cash proceeds received. As a result, PHI has reported the results of operations of the cross-border energy lease investments as discontinued operations in all periods presented in the accompanying consolidated statements of income (loss).

Operating Results

The operating results for the cross-border energy lease investments were as follows:

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Operating revenue from PHI’s cross-border energy lease investments	$—	$5
Non-cash charge to reduce carrying value of PHI’s cross-border energy lease investments	—	(373)

Total operating revenue	$—	$(368)

Income from operations of discontinued operations, net of income taxes (a)	$—	$5
Net losses associated with the early termination of the cross-border energy lease investments, net of income taxes (b)	—	(325)

Loss from discontinued operations, net of income taxes	$—	$(320)

(a)	Includes income tax expense of approximately zero and $1 million for the three months ended March 31, 2014 and 2013, respectively.
(b)	Includes income tax benefit of approximately zero and $48 million for the three months ended March 31, 2014 and 2013, respectively.

On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which PHI is not a party) that disallowed tax benefits associated with Consolidated Edison’s cross-border lease transaction. As a result of the court’s ruling in this case, PHI determined in the first quarter of 2013 that its tax position with respect to the benefits associated with its cross-border energy leases no longer met the more-likely-than-not standard of recognition for accounting purposes, and PHI recorded non-cash after-tax charges of $323 million in the first quarter of 2013 consisting of the following components:

•	A non-cash pre-tax charge of $373 million ($307 million after-tax) to reduce the carrying value of these cross-border energy lease investments under FASB guidance on leases (ASC 840). This pre-tax charge was originally recorded in the consolidated statements of income (loss) as a reduction in operating revenue and is now reflected in loss from discontinued operations, net of income taxes.

•

A non-cash charge of $16 million after-tax to reflect the anticipated additional net interest expense under FASB guidance for income taxes (ASC 740) related to estimated federal and state income tax obligations for the period over which the tax benefits may be disallowed. This after-tax charge was

PEPCO HOLDINGS

originally recorded in the consolidated statements of income (loss) as an increase in income tax expense and is now reflected in loss from discontinued operations, net of income taxes. The after-tax interest charge for PHI on a consolidated basis was $70 million and this amount was allocated to each member of PHI’s consolidated group as if each member was a separate taxpayer, resulting in the recognition of a $12 million interest benefit for the Power Delivery segment, and interest expense of $16 million for PCI and $66 million for Corporate and Other, respectively.

PHI had also previously made certain business assumptions regarding foreign investment opportunities available at the end of the full lease terms. In view of the change in PHI’s tax position with respect to the tax benefits associated with the cross-border energy lease investments and PHI’s resulting decision to pursue the early termination of these investments, management concluded in the first quarter of 2013 that these business assumptions were no longer supportable and the tax effects of this conclusion were reflected in the after-tax charge of $307 million described above.

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

Operating Results

The operating results for the retail electric and natural gas supply businesses of Pepco Energy Services are as follows:

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Operating revenue	$—	$50

Income from operations of discontinued operations, net of income taxes	$—	$1
Net gains associated with accelerated disposition of retail electric and natural gas contracts, net of income taxes	—	—

Income from discontinued operations, net of income taxes (a)	$—	$1

(a)	Includes income tax expense of approximately zero for each of the three months ended March 31, 2014 and 2013, respectively.

PEPCO HOLDINGS

Derivative Instruments and Hedging Activities

Derivatives were used by the retail electric and natural gas supply businesses of Pepco Energy Services to hedge commodity price risk. There were no outstanding forward contracts or derivative positions for Pepco Energy Services as of March 31, 2014 and December 31, 2013.

As of March 31, 2014, Pepco Energy Services had posted net cash collateral of $2 million and letters of credit of less than $1 million. As December 31, 2013, Pepco Energy Services had posted net cash collateral of $3 million and letters of credit of less than $1 million.

Derivatives Designated as Hedging Instruments

At December 31, 2012, the cumulative net pre-tax loss related to effective cash flow hedges of the retail electric and natural gas supply businesses of Pepco Energy Services included in AOCL was $10 million ($6 million after-tax). With the assumption by a third party, on April 1, 2013, of all the rights and obligations of the derivative contracts associated with the retail natural gas supply business, PHI determined that the hedged forecasted purchases of supply for retail natural gas customers were probable not to occur. Accordingly, during the first quarter of 2013, PHI recognized $4 million of pre-tax unrealized derivative losses ($2 million after-tax) that were previously included in AOCL as cash flow hedges. The remaining pre-tax loss was reclassified into income on completion of the wind-down of the retail electric business in the second quarter of 2013.

Other Derivative Activity

The retail electric and natural gas supply businesses of Pepco Energy Services held certain derivatives that were not in hedge accounting relationships and were not designated as normal purchases or normal sales. These derivatives were recorded at fair value on the balance sheet with the gain or loss for changes in fair value recorded through Income (loss) from discontinued operations, net of income taxes.

For the three months ended March 31, 2013, the amount of the derivative gain (loss) for the retail electric and natural gas supply businesses of Pepco Energy Services recognized in Income (loss) from discontinued operations, net of income taxes is provided in the table below:

Three Months Ended March 31, 2013
(millions of dollars)
Reclassification of mark-to-market to realized on settlement of contracts	$4
Unrealized mark-to-market loss	(3)

Total net gain (loss)	$1

PEPCO HOLDINGS

(18) SUBSEQUENT EVENTS

On April 29, 2014, PHI entered into an Agreement and Plan of Merger (the Merger Agreement) with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly-owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly-owned subsidiary of Exelon. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of PHI (other than (i) shares owned by Exelon, Merger Sub or any other direct or indirect wholly-owned subsidiary of Exelon and shares owned by PHI or any direct or indirect wholly-owned subsidiary of PHI, and in each case not held on behalf of third parties (but not including shares held by PHI in any rabbi trust or similar arrangement in respect of any compensation plan or arrangement) and (ii) shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law), will be canceled and converted into the right to receive $27.25 in cash, without interest.

In connection with the Merger, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable preferred stock, par value $0.01 per share (the Non-voting Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Non-voting Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement, up to a maximum of 18,000 shares of Non-voting Preferred Stock for a maximum aggregate consideration of $180 million. The Non-voting Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly. The proceeds from the issuance of the Non-voting Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Non-voting Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of common stock of PHI, (ii) the receipt of regulatory approvals required to consummate the Merger, including approvals from FERC, the Federal Communications Commission, the DPSC, the DCPSC, the MPSC, the NJBPU and the Virginia State Corporation Commission, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (iv) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (b) each party’s compliance with its obligations and covenants contained in the Merger Agreement (including covenants that may limit, restrict or prohibit PHI and its subsidiaries from taking specified actions during the period between the date of the Merger Agreement and the closing of the Merger or the termination of the Merger Agreement). In addition, the obligations of Exelon and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing terms, conditions, obligations or commitments, individually or in the aggregate, that constitute a burdensome condition (as defined in the Merger Agreement). The parties currently anticipate that the closing will occur in the second or third quarter of 2015.

The Merger Agreement may be terminated by each of PHI and Exelon under certain circumstances, including if the Merger is not consummated by July 29, 2015 (subject to extension to October 29, 2015, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for both PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals or the breach by Exelon of its obligations in respect of obtaining regulatory approvals (a Regulatory Termination), Exelon will pay PHI a reverse termination fee equal to the purchase price paid up to the date of termination by Exelon to purchase the Non-voting Preferred Stock (the Preferred Stock Purchase Price), through PHI’s redemption of the Non-voting Preferred Stock for nominal consideration. If the Merger Agreement is terminated other than for a Regulatory Termination, PHI will be required to redeem the Non-voting Preferred Stock for a redemption price equal to the Preferred Stock Purchase Price.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Operating Revenue	$535	$477

Operating Expenses
Purchased energy	230	192
Other operation and maintenance	93	102
Depreciation and amortization	56	47
Other taxes	90	89

Total Operating Expenses	469	430

Operating Income	66	47

Other Income (Expenses)
Interest expense	(27)	(26)
Other income	9	4

Total Other Expenses	(18)	(22)

Income Before Income Tax Expense	48	25
Income Tax Expense	16	2

Net Income	$32	$23

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
	(millions of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105	$9
Restricted cash equivalents	182	3
Accounts receivable, less allowance for uncollectible accounts of $16 million and $16 million, respectively	360	345
Inventories	66	67
Deferred income tax assets, net	57	48
Income taxes and related accrued interest receivable	94	113
Prepaid expenses and other	21	18

Total Current Assets	885	603

OTHER ASSETS
Regulatory assets	563	563
Prepaid pension expense	327	332
Investment in trust	33	33
Income taxes and related accrued interest receivable	28	36
Other	74	66

Total Other Assets	1,025	1,030

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	7,415	7,310
Accumulated depreciation	(2,787)	(2,772)

Net Property, Plant and Equipment	4,628	4,538

TOTAL ASSETS	$6,538	$6,171

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
	(millions of dollars, except shares)
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term debt	$—	$151
Current portion of long-term debt and project funding	175	175
Accounts payable	111	132
Accrued liabilities	97	90
Accounts payable due to associated companies	29	32
Capital lease obligations due within one year	9	9
Taxes accrued	21	34
Interest accrued	38	20
Liabilities and accrued interest related to uncertain tax positions	—	37
Customer deposits	46	46
Other	86	75

Total Current Liabilities	612	801

DEFERRED CREDITS
Regulatory liabilities	113	113
Deferred income tax liabilities, net	1,465	1,412
Investment tax credits	3	3
Other postretirement benefit obligations	60	61
Liabilities and accrued interest related to uncertain tax positions	—	10
Other	67	65

Total Deferred Credits	1,708	1,664

OTHER LONG-TERM LIABILITIES
Long-term debt	2,124	1,724
Capital lease obligations	60	60

Total Other Long-Term Liabilities	2,184	1,784

COMMITMENTS AND CONTINGENCIES (NOTE 11)
EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 100 shares outstanding	—	—
Premium on stock and other capital contributions	1,010	930
Retained earnings	1,024	992

Total Equity	2,034	1,922

TOTAL LIABILITIES AND EQUITY	$6,538	$6,171

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$32	$23
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	56	47
Gain on sale of assets	(4)	—
Deferred income taxes	39	26
Changes in:
Accounts receivable	(19)	(2)
Inventories	1	(2)
Prepaid expenses	(2)	3
Regulatory assets and liabilities, net	(18)	(9)
Accounts payable and accrued liabilities	(9)	(27)
Prepaid pension expense, excluding contributions	5	4
Income tax-related prepayments, receivables and payables	(34)	(60)
Interest accrued	18	21
Other assets and liabilities	1	—

Net Cash From Operating Activities	66	24

INVESTING ACTIVITIES
Investment in property, plant and equipment	(124)	(125)
Department of Energy capital reimbursement awards received	3	1
Proceeds from sale of assets	4	—
Changes in restricted cash equivalents	(5)	—
Net other investing activities	4	(3)

Net Cash Used By Investing Activities	(118)	(127)

FINANCING ACTIVITIES
Capital contribution from Parent	80	175
Issuance of long-term debt	400	250
Changes in restricted cash equivalents	(175)	—
Repayments of short-term debt, net	(151)	(231)
Cost of issuances	(7)	(4)
Net other financing activities	1	1

Net Cash From Financing Activities	148	191

Net Increase in Cash and Cash Equivalents	96	88
Cash and Cash Equivalents at Beginning of Period	9	9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105	$97

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for income taxes (includes payments from PHI for federal income taxes)	$(2)	$—

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium	Retained
(millions of dollars, except shares)	Shares	Par Value	on Stock	Earnings	Total
BALANCE, DECEMBER 31, 2013	100	$—	$930	$992	$1,922
Net Income	—	—	—	32	32
Capital contribution from Parent	—	—	80	—	80

BALANCE, MARCH 31, 2014	100	$—	$1,010	$1,024	$2,034

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

On April 29, 2014, PHI entered into an Agreement and Plan of Merger (the Merger Agreement) with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly-owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly-owned subsidiary of Exelon. See Note (13), “Subsequent Events,” for additional information regarding the Merger.

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

Pepco’s unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in Pepco’s annual report on Form 10-K for the year ended December 31, 2013. In the opinion of Pepco’s management, the unaudited financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly Pepco’s financial condition as of March 31, 2014, in accordance with GAAP. The year-end December 31, 2013 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three months ended March 31, 2014 may not be indicative of results that will be realized for the full year ending December 31, 2014.

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

PEPCO

Significant matters that involve the use of estimates include the assessment of contingencies, the calculation of future cash flows and fair value amounts for use in asset impairment evaluations, pension and other postretirement benefits assumptions, the assessment of the probability of recovery of regulatory assets, accrual of storm restoration costs, accrual of unbilled revenue, recognition of changes in network service transmission rates for prior service year costs, accrual of loss contingency liabilities for general litigation and auto and other liability claims and income tax provisions and reserves. Additionally, Pepco is subject to legal, regulatory, and other proceedings and claims that arise in the ordinary course of its business. Pepco records an estimated liability for these proceedings and claims when it is probable that a loss has been incurred and the loss is reasonably estimable.

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in Pepco’s gross revenues were $78 million and $77 million for the three months ended March 31, 2014 and 2013, respectively.

Reclassifications and Adjustments

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Revision of Prior Period Financial Statements

Operating and Financing Cash Flows

The statement of cash flows for the three months ended March 31, 2013 has been revised to correctly present changes in book overdraft balances as operating activities (included in Changes in accounts payable and accrued liabilities) rather than financing activities (included in Net other financing activities). The effect of the revision was to decrease Net cash from operating activities by $13 million from $37 million to $24 million and increase Net cash from financing activities by $13 million from $178 million to $191 million. The revision was not considered to be material, individually or in the aggregate, to previously issued financial statements.

(3) NEWLY ADOPTED ACCOUNTING STANDARDS

Liabilities (Accounting Standards Codification (ASC) 405)

In February 2013, the Financial Accounting Standards Board (FASB) issued new recognition and disclosure requirements for certain joint and several liability arrangements where the total amount of the obligation is fixed at the reporting date. For arrangements within the scope of this standard, Pepco is required to measure such obligations as the sum of the amount it agreed to pay on the basis of its arrangement among co-obligors and any additional amount it expects to pay on behalf of its co-obligors. Adoption of this guidance during the first quarter of 2014 did not have a material impact on Pepco’s financial statements.

Income Taxes (ASC 740)

In July 2013, the FASB issued new guidance requiring netting of certain unrecognized tax benefits against a deferred tax asset for a loss or other similar tax carryforward that would apply upon settlement of the uncertain tax position. The prospective adoption of this guidance at March 31, 2014 resulted in Pepco netting liabilities related to uncertain tax positions with deferred tax assets for net operating loss and other carryforwards (included in deferred income tax liabilities, net) and income taxes receivable (including income tax deposits) related to effectively settled uncertain tax positions.

(4) RECENTLY ISSUED ACCOUNTING STANDARDS, NOT YET ADOPTED

New accounting pronouncements not yet effective are not expected to have a material effect on Pepco’s financial statements.

(5) SEGMENT INFORMATION

Pepco operates its business as one regulated utility segment, which includes all of its services as described above.

(6) REGULATORY MATTERS

Rate Proceedings

As further described in Note (13), “Subsequent Events,” on April 29, 2014, PHI entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than pursuing the conclusion of the pending filings as indicated below. In addition, the DCPSC and the MPSC may seek to suspend or delay one or more of the ongoing proceedings as a result of the Merger Agreement.

Bill Stabilization Adjustment

Pepco proposed in each of its respective jurisdictions the adoption of a bill stabilization adjustment (BSA) mechanism to decouple retail distribution revenue from the amount of power delivered to retail customers. The BSA proposal has been approved and implemented for Pepco electric service in Maryland and in the District of Columbia.

PEPCO

Under the BSA, customer distribution rates are subject to adjustment (through a credit or surcharge mechanism), depending on whether actual distribution revenue per customer exceeds or falls short of the revenue-per-customer amount approved by the applicable public service commission.

District of Columbia

On March 8, 2013, Pepco filed an application with the District of Columbia Public Service Commission (DCPSC) to increase its annual electric distribution base rates by approximately $52.1 million (adjusted by Pepco to approximately $44.8 million on December 3, 2013), based on a requested return on equity (ROE) of 10.25%. The requested rate increase sought to recover expenses associated with Pepco’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. On March 26, 2014, the DCPSC issued an order approving an increase in base rates of approximately $23.4 million, based on an ROE of 9.40%. The new rates became effective on April 16, 2014. On April 28, 2014, Pepco filed an application for reconsideration or clarification of the DCPSC’s March 26, 2014 order, contesting several of the reporting obligations and other directives imposed by the order. On April 29, 2014, the other parties to the proceeding filed applications for reconsideration of the March 26, 2014 order, which generally challenge Pepco’s post-test year reliability projects, the adequacy of Pepco’s environmental and efficiency measures, and the structure of Pepco’s residential aid discount rate. All of these applications remain pending. Under the Merger Agreement, Pepco is permitted, and will continue, to pursue the application for reconsideration, but under the Merger Agreement, Pepco is not permitted to initiate or file further electric distribution base rate cases in the District of Columbia without Exelon’s consent.

Maryland

Pepco Electric Distribution Base Rates

In December 2011, Pepco submitted an application with the Maryland Public Service Commission (MPSC) to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $68.4 million (subsequently adjusted by Pepco to approximately $66.2 million), based on a requested ROE of 10.75%. In July 2012, the MPSC issued an order approving an annual rate increase of approximately $18.1 million, based on an ROE of 9.31%. Among other things, the order also authorized Pepco to recover the actual cost of advanced metering infrastructure (AMI) meters installed during the 2011 test year, stating that cost recovery for AMI deployment will be allowed in future rate cases in which Pepco demonstrates that the system is cost effective. The new rates became effective on July 20, 2012. The Maryland Office of People’s Counsel (OPC) has sought rehearing on the portion of the order allowing Pepco to recover the costs of AMI meters installed during the test year; that motion remains pending.

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

The order also approved a Grid Resiliency Charge, which went into effect on January 1, 2014, for recovery of costs totaling approximately $24.0 million associated with Pepco’s proposed plan to accelerate investments related to certain priority feeders, provided that, before implementing the surcharge, Pepco (i) provides additional information to the MPSC related to performance objectives, milestones and costs, and (ii) makes annual filings with the MPSC thereafter concerning this project, which will permit the MPSC to establish the applicable Grid Resiliency Charge rider for each following year. The MPSC did not approve the proposed acceleration of the tree-trimming cycle or the undergrounding of six distribution feeders. The MPSC also rejected Pepco’s proposed reliability performance-based mechanism. The new rates were effective on July 12, 2013.

On July 26, 2013, Pepco filed a notice of appeal of the July 12, 2013 order in the Circuit Court for the City of Baltimore. Other parties also have filed notices of appeal, which have been consolidated with Pepco’s appeal. In its memorandum filed with the appeals court, Pepco asserts that the MPSC erred in failing to grant Pepco an adequate ROE, denying a number of other cost recovery mechanisms and limiting Pepco’s test year data to no more than four months of forecasted data in future rate cases. The memoranda filed with the appeals court by the other parties primarily assert that the MPSC erred or acted arbitrarily and capriciously in allowing the recovery of certain costs by Pepco and refusing to reduce Pepco’s rate base by known and measurable accumulated depreciation. The appeal remains pending.

On December 4, 2013, Pepco submitted an application with the MPSC to increase its electric distribution base rates. The filing seeks approval of an annual rate increase of approximately $43.3 million (adjusted by Pepco to approximately $37.4 million on April 15, 2014), based on a requested ROE of 10.25%. The requested rate increase seeks to recover expenses associated with Pepco’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. A decision is expected in the third quarter of 2014.

Under the Merger Agreement, Pepco is permitted, and will continue, to pursue the conclusion of the aforementioned matters, but under the Merger Agreement, Pepco is not permitted to initiate or file further electric distribution base rate cases in Maryland without Exelon’s consent.

Federal Energy Regulatory Commission

On February 27, 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Municipal Electric Corporation, Inc., filed a joint complaint with the Federal Energy Regulatory Commission (FERC) against Pepco and its affiliates Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE), as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that PHI’s utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for Pepco and its utility affiliates is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. As currently authorized, the 10.8% base ROE for facilities placed into service prior to 2006 is eligible for a 50-basis-point incentive adder for being a member of a regional transmission organization. Pepco believes the allegations in this complaint are without merit and is vigorously contesting it. On April 3, 2013, Pepco filed its answer to this complaint, requesting that FERC dismiss the complaint against it on the grounds that the complaint failed to meet the required burden to demonstrate that the existing rates and protocols are unjust and unreasonable. Pepco cannot predict when a final FERC decision in this proceeding will be issued.

Under the Merger Agreement, Pepco is permitted, and will continue to pursue the conclusion of the aforementioned matter.

PEPCO

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

On April 16, 2013, the MPSC issued an order approving a final form of the contract and directing the Contract EDCs to enter into the contract with the winning bidder in amounts proportional to their relative SOS loads. On June 4, 2013, Pepco entered into a contract in accordance with the terms of the MPSC’s order; however, under the contract’s terms, it will not become effective, if at all, until all legal proceedings related to these contracts and the actions of the MPSC in the related proceeding have been resolved.

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

PEPCO

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

In August 2012, the District of Columbia mayor issued an Executive Order establishing the Mayor’s Power Line Undergrounding Task Force (the DC Undergrounding Task Force). The stated purpose of the DC Undergrounding Task Force was to pool the collective resources available in the District of Columbia to produce an analysis of the technical feasibility, infrastructure options and reliability implications of undergrounding new or existing overhead distribution facilities in the District of Columbia. These resources included legislative bodies, regulators, utility personnel, experts and other parties who could contribute in a meaningful way to the DC Undergrounding Task Force. On May 13, 2013, the DC Undergrounding Task Force issued a written recommendation endorsing a $1 billion plan of the DC Undergrounding Task Force to underground 60 of the District of Columbia’s most outage-prone power lines, which lines would be owned and maintained by Pepco. The legislation providing for implementation of the report’s recommendations contemplates that: (i) Pepco would fund approximately $500 million of the $1 billion estimated cost to complete this project, recovering those costs through surcharges on the electric bills of Pepco District of Columbia customers; (ii) $375 million of the undergrounding project cost would be financed by the District of Columbia’s issuance of securitized bonds, which bonds would be repaid through surcharges on the electric bills of Pepco District of Columbia customers (Pepco would not earn a return on or of the cost of the assets funded with the proceeds received from the issuance of the securitized bonds, but ownership and responsibility for the operation and maintenance of such assets would be transferred to Pepco for a nominal amount); and (iii) the remaining amount would be funded through the District of Columbia Department of Transportation’s existing capital projects program. This legislation was approved in the Council of the District of Columbia on February 4, 2014 and signed by the Mayor of the District of Columbia on March 3, 2014. The legislation became law on May 3, 2014 following the 30-day Congressional review period. The final steps in the approval process will be DCPSC authorization of the underground project plan and issuance of financing orders required by the legislation to establish the customer surcharges contemplated by the legislation, a decision on which is expected during the fourth quarter of 2014. Under the Merger Agreement, Pepco is permitted, and will continue to pursue the DC undergrounding project.

MAPP Settlement Agreement

On February 28, 2014, FERC issued an order approving the settlement agreement submitted by Pepco in connection with Pepco’s proceeding seeking recovery of approximately $50 million in abandonment costs related to the Mid-Atlantic Power Pathway (MAPP) project. Pepco had been directed by PJM to construct the MAPP project, a 152-mile high-voltage interstate transmission line, and was subsequently directed by PJM to cancel it. The abandonment costs sought for recovery were subsequently reduced to $45 million from write-offs of certain disallowed costs in 2013 and transfers of materials to inventories for use on other projects. Under the terms of the FERC-approved settlement agreement, Pepco will receive approximately $43.9 million of transmission revenues over a three-year period, which began on June 1, 2013, and will retain title to all real property and property rights acquired in connection with the MAPP project, which had an estimated fair value of $2 million. The FERC-approved settlement agreement resolves all issues concerning the recovery of abandonment costs associated with the cancellation of the MAPP project, and the terms of the settlement agreement are not subject to modification through any other FERC proceeding. As of March 31, 2014, Pepco had a regulatory asset related to the MAPP abandonment costs of approximately $30 million, net of amortization, and land of $2 million. Pepco does not expect to recognize any further pre-tax income related to the MAPP abandonment costs.

PEPCO

(7) PENSION AND OTHER POSTRETIREMENT BENEFITS

Pepco accounts for its participation in its parent’s single-employer plans, Pepco Holdings’ non-contributory retirement plan (the PHI Retirement Plan) and the Pepco Holdings, Inc. Welfare Plan for Retirees, as participation in multiemployer plans. PHI’s pension and other postretirement net periodic benefit cost for the three months ended March 31, 2014 and 2013, before intercompany allocations from the PHI Service Company, were $18 million and $25 million, respectively. Pepco’s allocated share was $7 million and $8 million, respectively, for the three months ended March 31, 2014 and 2013.

In the first quarter of 2014 and 2013, Pepco made no contributions to the PHI Retirement Plan.

Other Postretirement Benefit Plan Amendments

During 2013, PHI approved two amendments to its other postretirement benefits plan. These amendments impacted the retiree medical plan and the retiree life insurance benefits, and were effective on January 1, 2014. As a result of the amendments, which were cumulatively significant, PHI remeasured its projected benefit obligation for other postretirement benefits as of July 1, 2013. The remeasurement resulted in a $2 million reduction in Pepco’s net periodic benefit cost for other postretirement benefits during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013. Pepco anticipates approximately 37% of annual net periodic other postretirement benefit costs will be capitalized.

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

PEPCO

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of March 31, 2014.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of March 31, 2014 and December 31, 2013, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $562 million and $332 million, respectively. Pepco’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by DPL and ACE and the portion of the total capacity being used by PHI.

Commercial Paper

Pepco maintains an on-going commercial paper program to address its short-term liquidity needs. As of March 31, 2014, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

Pepco had no commercial paper outstanding at March 31, 2014. The weighted average interest rate for commercial paper issued by Pepco during the three months ended March 31, 2014 was 0.27% and the weighted average maturity of all commercial paper issued by Pepco during the three months ended March 31, 2014 was six days.

Other Financing Activities

Bond Issuance

In March 2014, Pepco issued $400 million of 3.60% first mortgage bonds due March 15, 2024. Pepco used a portion of the net proceeds of the offering, of which $175 million was classified as restricted cash equivalents at March 31, 2014, to repay in full at maturity $175 million in aggregate principal amount of its 4.65% senior notes due April 15, 2014, plus accrued and unpaid interest.

Sale of Receivables

On March 13, 2014, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project pursuant to a Task Order entered into under a General Services Administration area-wide agreement. The purchase price to be received by Pepco is approximately $12 million. The energy savings project, which is being performed by Pepco Energy Services, is expected to be completed by January 1, 2015. Pursuant to the purchase agreement, following acceptance of the energy savings project, the buyer will be entitled to receive the contract payments under the Task Order payable by the customer over approximately 9 years. At March 31, 2014, less than $1 million of the purchase price had been received by Pepco.

PEPCO

Financing Activities Subsequent to March 31, 2014

Bond Retirement

In April 2014, Pepco retired $175 million of its 4.65% senior notes. The senior notes were secured by a like principal amount of its 4.65% first mortgage bonds due April 15, 2014, which under the mortgage and deed of trust were deemed to be satisfied when the senior notes were repaid.

(9) INCOME TAXES

A reconciliation of Pepco’s effective income tax rates is as follows:

	Three Months Ended March 31,
	2014		2013
	(millions of dollars)
Income tax at Federal statutory rate	$17	35.0%	$9	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	3	6.3%	2	8.0%
Asset removal costs	(2)	(4.2)%	(3)	(12.0)%
Change in estimates and interest related to uncertain and effectively settled tax positions	(1)	(2.1)%	(5)	(20.0)%
Other, net	(1)	(1.7)%	(1)	(3.0)%

Income tax expense	$16	33.3%	$2	8.0%

Pepco’s effective tax rates for the three months ended March 31, 2014 and 2013 and were 33.3% and 8.0%, respectively.

In the first quarter of 2013, Pepco recorded changes in estimates and interest related to uncertain and effectively settled tax positions. On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which Pepco is not a party) that disallowed tax benefits associated with Consolidated Edison’s cross-border lease transaction. As a result of the court’s ruling in this case, PHI determined in the first quarter of 2013 that it could no longer support its current assessment with respect to the likely outcome of tax positions associated with its cross-border energy lease investments held by its wholly-owned subsidiary Potomac Capital Investment Corporation, and PHI recorded an after-tax charge of $377 million in the first quarter of 2013. Included in the $377 million charge was an after-tax interest charge of $54 million and this amount was allocated to each member of PHI’s consolidated group as if each member was a separate taxpayer, resulting in Pepco recording a $5 million interest benefit in the first quarter of 2013.

Final IRS Regulations on Repair of Tangible Property

In September 2013, the Internal Revenue Service (IRS) issued final regulations on expense versus capitalization of repairs with respect to tangible personal property. The regulations are effective for tax years beginning on or after January 1, 2014, and provide an option to early adopt the final regulations for tax years beginning on or after January 1, 2012. In February 2014, the IRS issued revenue procedures that describe how taxpayers should implement the final regulations. The final repair regulations retain the operative rule that the Unit of Property for network assets is determined by the taxpayer’s particular facts and circumstances except as provided in published guidance. In 2012, with the filing of its 2011 tax return, PHI filed a request for an automatic change in accounting method related to repairs of its network assets in accordance with IRS Revenue Procedure 2011-43. Pepco does not expect the effects of the final regulations to be significant and will continue to evaluate the impact of the new guidance on its financial statements.

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

The following tables set forth, by level within the fair value hierarchy, Pepco’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Pepco’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at March 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Restricted cash equivalents
Treasury fund	$272	$272	$—	$—
Executive deferred compensation plan assets
Money market funds	13	13	—	—
Life insurance contracts	60	—	42	18

	$345	$285	$42	$18

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$7	$—	$7	$—

	$7	$—	$7	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the three months ended March 31, 2014.

PEPCO

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Restricted cash equivalents
Treasury fund	$3	$3	$—	$—
Executive deferred compensation plan assets
Money market funds	13	13	—	—
Life insurance contracts	61	—	43	18

	$77	$16	$43	$18

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$7	$—	$7	$—

	$7	$—	$7	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2013.

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

Executive deferred compensation plan assets and liabilities categorized as level 2 consist of life insurance policies and certain employment agreement obligations. The life insurance policies are categorized as level 2 assets because they are valued based on the assets underlying the policies, which consist of short-term cash equivalents and fixed income securities that are priced using observable market data and can be liquidated for the value of the underlying assets as of March 31, 2014. The level 2 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance sub-accounts. The sub-accounts are designed to mirror existing mutual funds and money market funds that are observable and actively traded.

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

Reconciliations of the beginning and ending balances of Pepco’s fair value measurements using significant unobservable inputs (level 3) for the three months ended March 31, 2014 and 2013 are shown below:

	Life Insurance Contracts
	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Beginning balance as of January 1	$18	$18
Total gains (losses) (realized and unrealized):
Included in income	1	1
Included in accumulated other comprehensive loss	—	—
Purchases	—	—
Issuances	(1)	(1)
Settlements	—	—
Transfers in (out) of level 3	—	—

Ending balance as of March 31	$18	$18

The breakdown of realized and unrealized gains on level 3 instruments included in income as a component of Other operation and maintenance expense for the periods below were as follows:

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Total gains included in income for the period	$1	$1

Change in unrealized gains relating to assets still held at reporting date	$1	$1

Other Financial Instruments

The estimated fair values of Pepco’s Long-term debt instruments that are measured at amortized cost in Pepco’s financial statements and the associated level of the estimates within the fair value hierarchy as of March 31, 2014 and December 31, 2013 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Pepco’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

PEPCO

The fair value of Long-term debt categorized as level 2 is based on a blend of quoted prices for the debt and quoted prices for similar debt on the measurement date. The blend places more weight on current pricing information when determining the final fair value measurement. The fair value information is provided by brokers and Pepco reviews the methodologies and results.

	Fair Value Measurements at March 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$2,626	$—	$2,626	$—

	$2,626	$—	$2,626	$—

(a)	The carrying amount for Long-term debt was $2,299 million as of March 31, 2014.

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$2,127	$—	$2,127	$—

	$2,127	$—	$2,127	$—

(a)	The carrying amount for Long-term debt was $1,899 million as of December 31, 2013.

The carrying amounts of all other financial instruments in the accompanying financial statements approximate fair value.

(11) COMMITMENTS AND CONTINGENCIES

General Litigation

From time to time, Pepco is named as a defendant in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. Pepco is self-insured against such claims up to a certain self-insured retention amount and maintains insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, Pepco’s contracts with its vendors generally require the vendors to name Pepco as an additional insured for the amount at least equal to Pepco’s self-insured retention. Further, Pepco’s contracts with its vendors require the vendors to indemnify Pepco for various acts and activities that may give rise to claims against Pepco. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on Pepco’s financial condition, results of operations or cash flows. At March 31, 2014, Pepco had loss contingency liabilities for general litigation totaling approximately $18 million (including amounts related to the matter specifically described below) and the portion of these loss contingency liabilities in excess of the self-insured retention amount was substantially offset by insurance receivables.

PEPCO

Substation Injury Claim

In May 2013, a contract worker erecting a scaffold at a Pepco substation came into contact with an energized station service feeder and suffered serious injuries. In August 2013, the individual filed suit against Pepco in the Circuit Court for Montgomery County, Maryland, seeking damages for medical expenses, loss of future earning capacity, pain and suffering and the cost of a life care plan aggregating to a maximum claim of approximately $28.1 million. Discovery is ongoing in the case and, if a settlement cannot be reached with respect to this matter, a trial is expected to begin in October 2014. Pepco has notified its insurers of the incident and believes that the insurance policies in force at the time of the incident, including the policies of the contractor performing the scaffold work (which name Pepco as an additional insured), will offset substantially all of Pepco’s costs associated with the resolution of this matter, including Pepco’s self-insured retention amount. At March 31, 2014, Pepco has concluded that a loss is probable with respect to this matter and has recorded an estimated loss contingency liability, which is included in the liability for general litigation referred to above as of March 31, 2014. Pepco has also concluded as of March 31, 2014 that realization of its insurance claims associated with this matter is probable and, accordingly, has recorded an estimated insurance receivable offsetting substantially all of the related loss contingency liability.

Environmental Matters

Pepco is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of Pepco, environmental clean-up costs incurred by Pepco generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of Pepco described below at March 31, 2014 are summarized as follows:

	Transmission and Distribution	Legacy Generation - Regulated	Total
	(millions of dollars)
Beginning balance as of January 1	$18	$3	$21
Accruals	—	—	—
Payments	—	—	—

Ending balance as of March 31	18	3	21
Less amounts in Other Current Liabilities	2	—	2

Amounts in Other Deferred Credits	$16	$3	$19

Peck Iron and Metal Site

The U.S Environmental Protection Agency (EPA) informed Pepco in a May 2009 letter that Pepco may be a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) with respect to the cleanup of the Peck Iron and Metal site in Portsmouth, Virginia, and for costs EPA has incurred in cleaning up the site. The EPA letter states that Peck Iron and Metal purchased, processed, stored and shipped metal scrap from military bases, governmental agencies and businesses and that Peck’s metal scrap operations resulted in the improper storage and disposal of hazardous substances. EPA bases its allegation that Pepco arranged for disposal or treatment of hazardous substances sent to the site on information provided by former Peck Iron and Metal personnel, who informed EPA that Pepco was a customer at the site. Pepco has advised EPA by letter that its records show no evidence of any sale of scrap metal by Pepco to the site. Even if EPA has such records and such sales did occur, Pepco believes that any such scrap metal sales may be entitled to the recyclable material exemption from CERCLA liability. In a Federal Register notice published in November 2009, EPA placed the Peck Iron and Metal site

PEPCO

on the National Priorities List. The National Priorities List, among other things, serves as a guide to EPA in determining which sites warrant further investigation to assess the nature and extent of the human health and environmental risks associated with a site. In September 2011, EPA initiated a remedial investigation/feasibility study (RI/FS) using federal funds. Pepco cannot at this time estimate an amount or range of reasonably possible loss associated with this RI/FS, any remediation activities to be performed at the site or any other costs that EPA might seek to impose on Pepco.

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

In December 2012, DDOE approved the RI/FS work plan. RI/FS field work commenced in January 2013 and is still in progress. The final phase of field work consisting of the installation of monitoring wells and groundwater sampling and analysis began in April 2014. Once all of the field work has been completed, Pepco and Pepco Energy Services will prepare RI/FS reports for review and approval by DDOE after solicitation and consideration of public comment. The next status report to the court is due on May 24, 2014.

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

PEPCO

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

In June 2012, Pepco commenced discussions with DDOE regarding a possible consent decree that would resolve DDOE’s threatened enforcement action, including civil penalties, for alleged violation of the District’s Water Pollution Control Law, as well as for damages to natural resources. In March 2014, Pepco and DDOE entered into a consent decree to resolve DDOE’s threatened enforcement action, the terms of which include a combination of a civil penalty and a Supplemental Environmental Project (SEP) with a total cost to Pepco of $875,000. The consent decree was approved and entered by the District of Columbia Superior Court on April 4, 2014. Within 60 days after the entry of the consent decree, Pepco is obligated to make a penalty payment to DDOE in the amount of $250,000 and make a donation in the amount of $25,000 to the Northeast Environmental Enforcement Training Fund, Inc., a non-profit organization that funds scholarships for environmental enforcement training. In addition, to implement the SEP, the consent decree obligates Pepco to enter into an agreement with Living Classrooms Foundation, Inc., a non-profit educational organization, to provide $600,000 to fund the design, installation and operation of a trash collection system at a storm water outfall that drains to the Anacostia River. Finally, the consent decree confirms that no further actions are required by Pepco to investigate, assess or remediate impacts to the river from the mineral oil release. Discussions will proceed separately with DDOE and the federal resource trustees regarding the settlement of a natural resource damage (NRD) claim under federal law. Based on discussions to date, PHI and Pepco do not believe that the resolution of DDOE’s enforcement action or the federal NRD claim will have a material adverse effect on their respective financial condition, results of operations or cash flows.

As a result of the mineral oil release, Pepco implemented certain interim operational changes to the secondary containment systems at the facility which involve pumping accumulated storm water to an above-ground holding tank for off-site disposal. In December 2011, Pepco completed the installation of a treatment system designed to allow automatic discharge of accumulated storm water from the secondary containment system. Pepco currently is seeking DDOE’s and EPA’s approval to commence operation of the new system on a pilot basis to demonstrate its effectiveness in meeting both secondary containment requirements and water quality standards related to the discharge of storm water from the facility. In the meantime, Pepco is continuing to use the aboveground holding tank to manage storm water from the secondary containment system. Pepco also is evaluating other technical and regulatory options for managing storm water from the secondary containment system as alternatives to the proposed treatment system discharge currently under discussion with EPA and DDOE.

The amount accrued for this matter is included in the table above in the column entitled “Transmission and Distribution.”

Metal Bank Site

In the first quarter of 2013, the National Oceanic and Atmospheric Administration (NOAA) contacted Pepco on behalf of itself and other federal and state trustees to request that Pepco execute a tolling agreement to facilitate settlement negotiations concerning natural resource damages allegedly caused by releases of hazardous substances, including polychlorinated biphenyls, at the Metal Bank Superfund Site located in Philadelphia, Pennsylvania. Pepco executed a tolling agreement, which has been extended to March 15, 2015, and will continue settlement discussions with the NOAA, the trustees and other PRPs.

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

PHI and Pepco have determined that a loss associated with this matter for Pepco is probable and have estimated that the costs for implementation of a closure plan and cap on the site are in the range of approximately $3 million to $6 million. Pepco believes that the costs incurred in this matter will be recoverable from GenOn under the 2000 sale agreement.

The amount accrued for this matter is included in the table above in the column entitled “Transmission and Distribution.”

(12) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including Pepco. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to Pepco for the three months ended March 31, 2014 and 2013 were approximately $53 million and $55 million, respectively.

Pepco Energy Services performs utility maintenance services and high voltage underground transmission cabling, including services that are treated as capital costs, for Pepco. Amounts charged to Pepco by Pepco Energy Services for the three months ended March 31, 2014 and 2013 were approximately $5 million and $8 million, respectively.

As of March 31, 2014 and December 31, 2013, Pepco had the following balances on its balance sheets due to related parties:

	March 31, 2014	December 31, 2013
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(23)	$(25)
Pepco Energy Services (b)	(6)	(7)

Total	$(29)	$(32)

(a)	Included in Accounts payable due to associated companies.
(b)	Pepco bills customers on behalf of Pepco Energy Services where Pepco Energy Services has performed work for certain government agencies under a General Services Administration area-wide agreement. Amount also includes charges for utility work performed by Pepco Energy Services on behalf of Pepco.

(13) SUBSEQUENT EVENTS

On April 29, 2014, PHI entered into an Agreement and Plan of Merger (the Merger Agreement) with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly-owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly-owned subsidiary of Exelon. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of PHI (other than (i) shares owned by Exelon, Merger Sub or any other direct or indirect wholly-owned subsidiary of Exelon and shares owned by PHI or any direct or indirect wholly-owned subsidiary of PHI, and in each case not held on behalf of third parties (but not including shares held by PHI in any rabbi trust or similar arrangement in respect of any compensation plan or arrangement) and (ii) shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law), will be canceled and converted into the right to receive $27.25 in cash, without interest.

PEPCO

In connection with the Merger, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable preferred stock, par value $0.01 per share (the Non-voting Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Non-voting Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement, up to a maximum of 18,000 shares of Non-voting Preferred Stock for a maximum aggregate consideration of $180 million. The Non-voting Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly. The proceeds from the issuance of the Non-voting Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Non-voting Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of common stock of PHI, (ii) the receipt of regulatory approvals required to consummate the Merger, including approvals from FERC, the Federal Communications Commission, the DPSC, the DCPSC, the MPSC, the NJBPU and the Virginia State Corporation Commission, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (iv) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (b) each party’s compliance with its obligations and covenants contained in the Merger Agreement (including covenants that may limit, restrict or prohibit PHI and its subsidiaries from taking specified actions during the period between the date of the Merger Agreement and the closing of the Merger or the termination of the Merger Agreement). In addition, the obligations of Exelon and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing terms, conditions, obligations or commitments, individually or in the aggregate, that constitute a burdensome condition (as defined in the Merger Agreement). The parties currently anticipate that the closing will occur in the second or third quarter of 2015.

The Merger Agreement may be terminated by each of PHI and Exelon under certain circumstances, including if the Merger is not consummated by July 29, 2015 (subject to extension to October 29, 2015, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for both PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals or the breach by Exelon of its obligations in respect of obtaining regulatory approvals (a Regulatory Termination), Exelon will pay PHI a reverse termination fee equal to the purchase price paid up to the date of termination by Exelon to purchase the Non-voting Preferred Stock (the Preferred Stock Purchase Price), through PHI’s redemption of the Non-voting Preferred Stock for nominal consideration. If the Merger Agreement is terminated other than for a Regulatory Termination, PHI will be required to redeem the Non-voting Preferred Stock for a redemption price equal to the Preferred Stock Purchase Price.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Operating Revenue
Electric	$300	$285
Natural gas	97	85

Total Operating Revenue	397	370

Operating Expenses
Purchased energy	161	159
Gas purchased	58	54
Other operation and maintenance	66	69
Depreciation and amortization	30	25
Other taxes	11	10

Total Operating Expenses	326	317

Operating Income	71	53

Other Income (Expenses)
Interest expense	(11)	(13)
Other income	2	2

Total Other Expenses	(9)	(11)

Income Before Income Tax Expense	62	42
Income Tax Expense	25	16

Net Income	$37	$26

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
	(millions of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9	$2
Restricted cash equivalents	9	—
Accounts receivable, less allowance for uncollectible accounts of $15 million and $12 million, respectively	221	208
Inventories	46	51
Deferred income tax assets, net	62	59
Income taxes and related accrued interest receivable	32	32
Prepaid expenses and other	7	9

Total Current Assets	386	361

OTHER ASSETS
Goodwill	8	8
Regulatory assets	314	311
Prepaid pension expense	226	228
Income taxes and related accrued interest receivable	4	4
Other	12	12

Total Other Assets	564	563

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,747	3,673
Accumulated depreciation	(1,022)	(1,016)

Net Property, Plant and Equipment	2,725	2,657

TOTAL ASSETS	$3,675	$3,581

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
	(millions of dollars, except shares)
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term debt	$282	$252
Current portion of long-term debt	100	100
Accounts payable	35	46
Accrued liabilities	74	71
Accounts payable due to associated companies	20	22
Taxes accrued	5	4
Interest accrued	14	6
Other	71	60

Total Current Liabilities	601	561

DEFERRED CREDITS
Regulatory liabilities	241	229
Deferred income tax liabilities, net	845	816
Investment tax credits	5	5
Other postretirement benefit obligations	22	23
Other	33	36

Total Deferred Credits	1,146	1,109

OTHER LONG-TERM LIABILITIES
Long-term debt	867	867

COMMITMENTS AND CONTINGENCIES (NOTE 13)
EQUITY
Common stock, $2.25 par value, 1,000 shares authorized, 1,000 shares outstanding	—	—
Premium on stock and other capital contributions	407	407
Retained earnings	654	637

Total Equity	1,061	1,044

TOTAL LIABILITIES AND EQUITY	$3,675	$3,581

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$37	$26
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	30	25
Deferred income taxes	25	17
Changes in:
Accounts receivable	(13)	(16)
Inventories	5	5
Regulatory assets and liabilities, net	(3)	5
Accounts payable and accrued liabilities	2	(15)
Pension contributions	—	(10)
Income tax-related prepayments, receivables and payables	1	1
Interest accrued	7	9
Other assets and liabilities	1	1

Net Cash From Operating Activities	92	48

INVESTING ACTIVITIES
Investment in property, plant and equipment	(87)	(83)
Changes in restricted cash equivalents	(9)	—
Net other investing activities	—	1

Net Cash Used By Investing Activities	(96)	(82)

FINANCING ACTIVITIES
Dividends paid to Parent	(20)	—
Issuances of short-term debt, net	31	38

Net Cash From Financing Activities	11	38

Net Increase in Cash and Cash Equivalents	7	4
Cash and Cash Equivalents at Beginning of Period	2	6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9	$10

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for income taxes (includes payments from PHI for federal income taxes)	$—	$—

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium on Stock	Retained Earnings	Total
(millions of dollars, except shares)	Shares	Par Value
BALANCE, DECEMBER 31, 2013	1,000	$—	$407	$637	$1,044
Net Income	—	—	—	37	37
Dividends on common stock	—	—	—	(20)	(20)

BALANCE, MARCH 31, 2014	1,000	$—	$407	$654	$1,061

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

On April 29, 2014, PHI entered into an Agreement and Plan of Merger (the Merger Agreement) with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly-owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly-owned subsidiary of Exelon. See Note (16), “Subsequent Events,” for additional information regarding the Merger.

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

DPL’s unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in DPL’s annual report on Form 10-K for the year ended December 31, 2013. In the opinion of DPL’s management, the unaudited financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly DPL’s financial condition as of March 31, 2014, in accordance with GAAP. The year-end December 31, 2013 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three months ended March 31, 2014 may not be indicative of DPL’s results that will be realized for the full year ending December 31, 2014.

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

DPL

Significant matters that involve the use of estimates include the assessment of contingencies, the calculation of future cash flows and fair value amounts for use in asset and goodwill impairment evaluations, fair value calculations for derivative instruments, pension and other postretirement benefits assumptions, the assessment of the probability of recovery of regulatory assets, accrual of storm restoration costs, accrual of unbilled revenue, recognition of changes in network service transmission rates for prior service year costs, accrual of loss contingency liabilities for general litigation and auto and other liability claims, and income tax provisions and reserves. Additionally, DPL is subject to legal, regulatory, and other proceedings and claims that arise in the ordinary course of its business. DPL records an estimated liability for these proceedings and claims when it is probable that a loss has been incurred and the loss is reasonably estimable.

Consolidation of Variable Interest Entities

DPL assesses its contractual arrangements with variable interest entities to determine whether it is the primary beneficiary and thereby has to consolidate the entities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810. The guidance addresses conditions under which an entity should be consolidated based upon variable interests rather than voting interests. See Note (15), “Variable Interest Entities,” for additional information.

Goodwill

Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired at the acquisition date. DPL tests its goodwill for impairment annually as of November 1 and whenever an event occurs or circumstances change in the interim that would more likely than not (that is, a greater than 50% chance) reduce the estimated fair value of DPL below the carrying amount of its net assets. Factors that may result in an interim impairment test include, but are not limited to: a change in the identified reporting unit, an adverse change in business conditions, an adverse regulatory action, or an impairment of DPL’s long-lived assets. DPL performed its most recent annual impairment test as of November 1, 2013, and its goodwill was not impaired as described in Note (6), “Goodwill.”

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in DPL’s gross revenues were $4 million for each of the three months ended March 31, 2014 and 2013.

Reclassifications and Adjustments

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Revision of Prior Period Financial Statements

Operating and Financing Cash Flows

The statement of cash flows for the three months ended March 31, 2013 has been revised to correctly present changes in book overdraft balances as operating activities (included in Changes in accounts payable and accrued liabilities) rather than financing activities (included previously in Net other financing activities). The effect of the revision was to decrease Net cash from operating activities by $6 million from $54 million to $48 million and increase Net cash from financing activities by $6 million from $32 million to $38 million. The revision was not considered to be material, individually or in the aggregate, to previously issued financial statements.

(3) NEWLY ADOPTED ACCOUNTING STANDARDS

Liabilities (ASC 405)

In February 2013, the FASB issued new recognition and disclosure requirements for certain joint and several liability arrangements where the total amount of the obligation is fixed at the reporting date. For arrangements within the scope of this standard, DPL is required to measure such obligations as the sum of the amount it agreed to pay on the basis of its arrangement among co-obligors and any additional amount it expects to pay on behalf of its co-obligors. Adoption of this guidance during the first quarter of 2014 did not have a material impact on DPL’s financial statements.

Income Taxes (ASC 740)

In July 2013, the FASB issued new guidance requiring netting of certain unrecognized tax benefits against a deferred tax asset for a loss or other similar tax carryforward that would apply upon settlement of the uncertain tax position. The prospective adoption of this guidance at March 31, 2014 resulted in DPL netting liabilities related to uncertain tax positions with deferred tax assets for net operating loss and other carryforwards (included in deferred income tax liabilities, net) and income taxes receivable (including income tax deposits) related to effectively settled uncertain tax positions.

DPL

(4) RECENTLY ISSUED ACCOUNTING STANDARDS, NOT YET ADOPTED

New accounting pronouncements not yet effective are not expected to have a material effect on DPL’s financial statements.

(5) SEGMENT INFORMATION

DPL operates its business as one regulated utility segment, which includes all of its services as described above.

(6) GOODWILL

DPL’s goodwill balance of $8 million was unchanged during the three months ended March 31, 2014. All of DPL’s goodwill was generated by its acquisition of Conowingo Power Company in 1995.

DPL’s annual impairment test as of November 1, 2013 indicated that goodwill was not impaired. For the three months ended March 31, 2014, DPL concluded that there were no events or circumstances requiring it to perform an interim goodwill impairment test. DPL will perform its next annual impairment test as of November 1, 2014.

(7) REGULATORY MATTERS

Rate Proceedings

As further described in Note (16), “Subsequent Events,” on April 29, 2014, PHI entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than pursuing the conclusion of the pending filings as indicated below. In addition, the DPSC may seek to suspend or delay one or more of the ongoing proceedings as a result of the Merger Agreement.

Bill Stabilization Adjustment

DPL has proposed in each of its respective jurisdictions the adoption of a mechanism to decouple retail distribution revenue from the amount of power delivered to retail customers. To date:

•	A bill stabilization adjustment (BSA) has been approved and implemented for DPL electric service in Maryland.

•	A proposed modified fixed variable rate design (MFVRD) for DPL electric and natural gas service in Delaware was filed in 2009 for consideration by the Delaware Public Service Commission (DPSC) and while there was little activity associated with this filing in 2013, or to date in 2014, the proceeding remains open.

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

Delaware

Electric Distribution Base Rates

On March 22, 2013, DPL submitted an application with the DPSC to increase its electric distribution base rates. The application seeks approval of an annual rate increase of approximately $42 million (adjusted by DPL to approximately $39 million on September 20, 2013), based on a requested return on equity (ROE) of 10.25%. The requested rate increase seeks to recover expenses associated with DPL’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. The DPSC suspended the full proposed increase and, as permitted by state law, DPL implemented an interim increase of $2.5 million on June 1, 2013, subject to refund and pending final DPSC approval. On October 8, 2013, the DPSC approved DPL’s request to implement an additional interim increase of $25.1 million, effective on

DPL

October 22, 2013, bringing the total interim rates in effect subject to refund to $27.6 million. At the conclusion of a meeting held on April 1 and 2, 2014, the DPSC issued an order providing for an annual increase in DPL’s electric distribution base rates of approximately $15.1 million, based on an ROE of 9.70%. The amounts contained in the DPSC order are subject to verification by all parties to the base rate proceeding and may be changed by further order of the DPSC upon such verification. A final order in this proceeding will be issued by the DPSC at a later date. The new rates became effective May 1, 2014. DPL will submit a rate refund plan to provide credit or refund to any customer whose rates were increased in October 2013 in an amount that exceeded the increase approved by the DPSC. The final order in this proceeding is not expected to be affected by the Merger Agreement.

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

On October 22, 2013, the DPSC opened a docket for the purpose of reviewing the details of the FLRP, but stated that it would not address the FLRP until the electric distribution base rate case discussed above was concluded. A schedule for the FLRP docket has not yet been established. Under the Merger Agreement, DPL is permitted to pursue this matter.

Gas Distribution Base Rates

A settlement approved in October 2013 by the DPSC in a proceeding filed by DPL in December 2012 to increase its natural gas distribution base rates provides in part for a phase-in of the recovery of the deferred costs associated with DPL’s deployment of the interface management unit (IMU). The IMU is part of DPL’s advanced metering infrastructure (AMI) and allows for the remote reading of gas meters. Recovery of such costs will occur through base rates over a two-year period, assuming specific milestones are met and pursuant to the following schedule: 50% of the IMU portion of DPL’s AMI will be put into rates on July 1, 2014, and the remainder will be put into rates on April 1, 2015. DPL also agreed in the settlement that its next natural gas distribution base rate application may be filed with the DPSC no earlier than January 1, 2015. Under the Merger Agreement, DPL is not permitted to file further gas distribution base rate cases without Exelon’s consent.

Gas Cost Rates

DPL makes an annual Gas Cost Rate (GCR) filing with the DPSC for the purpose of allowing DPL to recover natural gas procurement costs through customer rates. On August 28, 2013, DPL made its 2013 GCR filing. The rates proposed in the 2013 GCR filing would result in a GCR decrease of approximately 5.5%. On September 26, 2013, the DPSC issued an order authorizing DPL to place the new rates into effect on November 1, 2013, subject to refund and pending final DPSC approval. On April 23, 2014, DPL, the DPSC staff and the Delaware Division of the Public Advocate entered into a settlement agreement providing that the proposed GCR rates as filed by DPL should be approved. The settlement agreement is subject to DPSC approval. A DPSC decision on the settlement agreement is expected in the third quarter of 2014. Under the Merger Agreement, DPL is permitted, and will continue, to pursue this matter.

Federal Energy Regulatory Commission

On October 17, 2013, the Federal Energy Regulatory Commission (FERC) issued a ruling on challenges filed by the Delaware Municipal Electric Corporation, Inc. (DEMEC) to DPL’s 2011 and 2012 annual formula rate updates. In 2006, FERC approved a formula rate for DPL that is incorporated into the PJM Interconnection, LLC (PJM) tariff. The formula rate establishes the treatment of costs and revenues and the resulting rates for

DPL

DPL. Pursuant to the protocols approved by FERC and after a period of discovery, interested parties have an opportunity to file challenges regarding the application of the formula rate. The October 2013 FERC order sets various issues in this proceeding for hearing, including challenges regarding formula rate inputs, deferred income items, prepayments of estimated income taxes, rate base reductions, various administrative and general expenses and the inclusion in rate base of construction work in progress related to the Mid-Atlantic Power Pathway (MAPP) project (which has been abandoned). Settlement discussions began in this matter on November 5, 2013 before an administrative law judge at FERC.

On December 12, 2013, DEMEC filed a formal challenge to the DPL 2013 annual formula rate update, including a request to consolidate the 2013 challenge with the two prior challenges. On April 8, 2014, FERC issued an order setting the 2013 challenge issues for hearing. On April 15, 2014, those issues were consolidated with the 2011 and 2012 challenges. Settlement procedures will continue with the three challenges in one proceeding. PHI cannot predict when a final FERC decision in this proceeding will be issued.

On February 27, 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as DEMEC, filed a joint complaint with FERC against DPL and its affiliates Potomac Electric Power Company (Pepco) and Atlantic City Electric Company (ACE), as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that PHI’s utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for DPL and its utility affiliates is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. As currently authorized, the 10.8% base ROE for facilities placed into service prior to 2006 is eligible for a 50-basis-point incentive adder for being a member of a regional transmission organization. DPL believes the allegations in this complaint are without merit and is vigorously contesting it. On April 3, 2013, DPL filed its answer to this complaint, requesting that FERC dismiss the complaint against it on the grounds that the complaint failed to meet the required burden to demonstrate that the existing rates and protocols are unjust and unreasonable. DPL cannot predict when a final FERC decision in this proceeding will be issued.

Under the Merger Agreement, DPL is permitted, and will continue, to pursue the conclusion of the aforementioned matters.

MPSC New Generation Contract Requirement

In September 2009, the Maryland Public Service Commission (MPSC) initiated an investigation into whether Maryland electric distribution companies (EDCs) should be required to enter into long-term contracts with entities that construct, acquire or lease, and operate, new electric generation facilities in Maryland. In April 2012, the MPSC issued an order determining that there is a need for one new power plant in the range of 650 to 700 megawatts (MWs) beginning in 2015. The order requires DPL, its affiliate Pepco and BGE (collectively, the Contract EDCs) to negotiate and enter into a contract with the winning bidder of a competitive bidding process in amounts proportional to their relative standard offer service (SOS) loads. Under the contract, the winning bidder will construct a 661 MW natural gas-fired combined cycle generation plant in Waldorf, Maryland, with an expected commercial operation date of June 1, 2015. The order acknowledged the Contract EDCs’ concerns about the requirements of the contract and directed them to negotiate with the winning bidder and submit any proposed changes in the contract to the MPSC for approval. The order further specified that each of the Contract EDCs will recover its costs associated with the contract through surcharges on its respective SOS customers.

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

DPL

On April 16, 2013, the MPSC issued an order approving a final form of the contract and directing the Contract EDCs to enter into the contract with the winning bidder in amounts proportional to their relative SOS loads. On June 4, 2013, DPL entered into a contract in accordance with the terms of the MPSC’s order; however, under the contract’s terms, it will not become effective, if at all, until all legal proceedings related to these contracts and the actions of the MPSC in the related proceeding have been resolved.

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

MAPP Settlement Agreement

On February 28, 2014, FERC issued an order approving the settlement agreement submitted by DPL in connection with DPL’s proceeding seeking recovery of approximately $38 million in abandonment costs related to the MAPP project. DPL had been directed by PJM to construct the MAPP project, a 152-mile high-voltage interstate transmission line, and was subsequently directed by PJM to cancel it. The abandonment costs sought for recovery were subsequently reduced to $37 million from write-offs of certain disallowed costs in 2013. Under the terms of the FERC-approved settlement agreement, DPL will receive $36.6 million

DPL

of transmission revenues over a three-year period, which began on June 1, 2013, and will retain title to all real property and property rights acquired in connection with the MAPP project, which had an estimated fair value of $6 million. The FERC-approved settlement agreement resolves all issues concerning the recovery of abandonment costs associated with the cancellation of the MAPP project, and the terms of the settlement agreement are not subject to modification through any other FERC proceeding. As of March 31, 2014, DPL had a regulatory asset related to the MAPP abandonment costs of approximately $22 million, net of amortization, and land of $6 million. DPL expects to recognize pre-tax income related to the MAPP abandonment costs of $3 million in 2014 and $1 million in 2015.

(8) PENSION AND OTHER POSTRETIREMENT BENEFITS

DPL accounts for its participation in its parent’s single-employer plans, Pepco Holdings’ non-contributory retirement plan (the PHI Retirement Plan) and the Pepco Holdings, Inc. Welfare Plan for Retirees, as participation in multiemployer plans. PHI’s pension and other postretirement net periodic benefit cost for the three months ended March 31, 2014 and 2013, before intercompany allocations from the PHI Service Company, were $18 million and $25 million, respectively. DPL’s allocated share was $3 million and $4 million for the three months ended March 31, 2014 and 2013, respectively.

In the first quarter of 2014 and 2013, DPL made discretionary tax-deductible contributions to the PHI Retirement Plan of zero and $10 million, respectively.

Other Postretirement Benefit Plan Amendments

During 2013, PHI approved two amendments to its other postretirement benefits plan. These amendments impacted the retiree medical plan and the retiree life insurance benefits, and will be effective on January 1, 2014. As a result of the amendments, which were cumulatively significant, PHI remeasured its projected benefit obligation for other postretirement benefits as of July 1, 2013. The remeasurement resulted in a $1 million reduction in DPL’s net periodic benefit cost for other postretirement benefits during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013. DPL anticipates approximately 37% of annual net periodic other postretirement benefit costs will be capitalized.

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

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of March 31, 2014.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of March 31, 2014 and December 31, 2013, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $562 million and $332 million, respectively. DPL’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by Pepco and ACE and the portion of the total capacity being used by PHI.

Commercial Paper

DPL maintains an on-going commercial paper program to address its short-term liquidity needs. As of March 31, 2014, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

DPL had $177 million of commercial paper outstanding at March 31, 2014. The weighted average interest rate for commercial paper issued by DPL during the three months ended March 31, 2014 was 0.26% and the weighted average maturity of all commercial paper issued by DPL during the three months ended March 31, 2014 was six days.

(10) INCOME TAXES

A reconciliation of DPL’s effective income tax rates is as follows:

	Three Months Ended March 31,
	2014		2013
	(millions of dollars)
Income tax at Federal statutory rate	$22	35.0%	$15	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	3	4.8%	2	4.7%
Change in estimates and interest related to uncertain and effectively settled tax positions	—	—	(1)	(2.4)%
Other, net	—	0.5%	—	0.8%

Income tax expense	$25	40.3%	$16	38.1%

DPL

DPL’s effective tax rates for the three months ended March 31, 2014 and 2013 were 40.3% and 38.1%, respectively.

In the first quarter of 2013, DPL recorded changes in estimates and interest related to uncertain and effectively settled tax positions. On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which DPL is not a party) that disallowed tax benefits associated with Consolidated Edison’s cross-border lease transaction. As a result of the court’s ruling in this case, PHI determined in the first quarter of 2013 that it could no longer support its current assessment with respect to the likely outcome of tax positions associated with its cross-border energy lease investments held by its wholly-owned subsidiary Potomac Capital Investment Corporation, and PHI recorded an after-tax charge of $377 million in the first quarter of 2013. Included in the $377 million charge was an after-tax interest charge of $54 million and this amount was allocated to each member of PHI’s consolidated group as if each member was a separate taxpayer, resulting in DPL recording a $1 million interest benefit in the first quarter of 2013.

Final IRS Regulations on Repair of Tangible Property

In September 2013, the Internal Revenue Service (IRS) issued final regulations on expense versus capitalization of repairs with respect to tangible personal property. The regulations are effective for tax years beginning on or after January 1, 2014, and provide an option to early adopt the final regulations for tax years beginning on or after January 1, 2012. In February 2014, the IRS issued revenue procedures that describe how taxpayers should implement the final regulations. The final repair regulations retain the operative rule that the Unit of Property for network assets is determined by the taxpayer’s particular facts and circumstances except as provided in published guidance. In 2012, with the filing of its 2011 tax return, PHI filed a request for an automatic change in accounting method related to repairs of its network assets in accordance with IRS Revenue Procedure 2011-43. DPL does not expect the effects of the final regulations to be significant and will continue to evaluate the impact of the new guidance on its financial statements.

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

The tables below identify the balance sheet location and fair values of derivative instruments as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
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

All derivative assets and liabilities available to be offset under master netting arrangements were netted as of March 31, 2014 and December 31, 2013. The amount of cash collateral that was offset against these derivative positions is as follows:

	March 31, 2014	December 31, 2013
	(millions of dollars)
Cash collateral received from counterparties with the obligation to return	$(1)	$(1)

As of March 31, 2014 and December 31, 2013, all DPL cash collateral pledged related to derivative instruments accounted for at fair value was entitled to be offset under master netting agreements.

Other Derivative Activity

DPL has certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the balance sheets with the gain or loss for changes in the fair value recorded in income. In accordance with FASB guidance on regulated operations, offsetting regulatory liabilities or regulatory assets are recorded on the balance sheets and the recognition of the derivative gain or loss is deferred because of the DPSC-approved fuel adjustment clause. For the three months ended March 31, 2014 and 2013, the net unrealized derivative gains arising during the period that were deferred as Regulatory liabilities and the net realized losses and gains recognized in the statements of income (through Purchased energy and Gas purchased expense) that were also deferred as Regulatory liabilities are provided in the table below:

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Net unrealized gain arising during the period	$2	$2
Net realized gain (loss) recognized during the period	2	(4)

As of March 31, 2014 and December 31, 2013, DPL had the following net outstanding natural gas commodity forward contracts that did not qualify for hedge accounting:

	March 31, 2014		December 31, 2013
Commodity	Quantity	Net Position	Quantity	Net Position
Natural gas (One Million British Thermal Units (MMBtu))	3,050,000	Long	3,977,500	Long

DPL

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

The gross fair values of DPL’s derivative liabilities with credit-risk-related contingent features as of March 31, 2014 and December 31, 2013 were zero.

DPL’s primary source for posting cash collateral or letters of credit is PHI’s credit facility under which DPL is a borrower. As of March 31, 2014 and December 31, 2013, the aggregate amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries was $562 million and $332 million, respectively.

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

The following tables set forth, by level within the fair value hierarchy, DPL’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. DPL’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

DPL

	Fair Value Measurements at March 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Restricted cash equivalents
Treasury fund	$9	$9	$—	$—
Derivative instruments (b)
Natural gas (c)	1	1	—	—
Executive deferred compensation plan assets
Money market funds	1	1	—	—
Life insurance contracts	1	—	—	1

	$12	$11	$—	$1

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$1	$—	$1	$—

	$1	$—	$1	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the three months ended March 31, 2014.
(b)	The fair value of derivative assets reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas swaps purchased by DPL as part of a natural gas hedging program approved by the DPSC.

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Derivative instruments (b)
Natural gas (c)	$1	$1	$—	$—
Executive deferred compensation plan assets
Money market funds	1	1	—	—
Life insurance contracts	1	—	—	1

	$3	$2	$—	$1

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$1	$—	$1	$—

	$1	$—	$1	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2013.
(b)	The fair value of derivative assets reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas swaps purchased by DPL as part of a natural gas hedging program approved by the DPSC.

DPL classifies its fair value balances in the fair value hierarchy based on the observability of the inputs used in the fair value calculation as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis, such as the New York Mercantile Exchange.

DPL

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

Reconciliations of the beginning and ending balances of DPL’s fair value measurements using significant unobservable inputs (level 3) for the three months ended March 31, 2014 and 2013 are shown below:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	Life Insurance Contracts	Natural Gas	Life Insurance Contracts
(millions of dollars)
Balance as of January 1	$1	$ (4)	$1
Total gains (losses) (realized and unrealized):
Included in income	—	—	—
Included in accumulated other comprehensive loss	—	—	—
Included in regulatory liabilities	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	4	—
Transfers in (out) of Level 3	—	—	—

Balance as of March 31	$1	$—	$1

Other Financial Instruments

The estimated fair values of DPL’s Long-term debt instruments that are measured at amortized cost in DPL’s financial statements and the associated level of the estimates within the fair value hierarchy as of March 31, 2014 and December 31, 2013 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. DPL’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

	Fair Value Measurements at March 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$985	$—	$875	$110

	$985	$—	$875	$110

(a)	The carrying amount for Long-term debt was $967 million as of March 31, 2014.

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$960	$—	$850	$110

	$960	$—	$850	$110

(a)	The carrying amount for Long-term debt was $967 million as of December 31, 2013.

The carrying amounts of all other financial instruments in the accompanying consolidated financial statements approximate fair value.

(13) COMMITMENTS AND CONTINGENCIES

General Litigation

From time to time, DPL is named as a defendant in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. DPL is self-insured against such claims up to a certain self-insured retention amount and maintains insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, DPL’s contracts with its vendors generally require the vendors to name DPL as an additional insured for the amount at least equal to DPL’s self-insured retention. Further, DPL’s contracts with its vendors require the vendors to indemnify DPL for various acts and activities that may give rise to claims against DPL. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on DPL’s financial condition, results of operations or cash flows. At March 31, 2014, DPL had loss contingency liabilities for general litigation totaling approximately $2 million.

DPL

Environmental Matters

DPL is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from DPL’s customers, environmental clean-up costs incurred by DPL generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of DPL described below at March 31, 2014 are summarized as follows:

	Transmission and Distribution	Legacy Generation - Regulated	Total
	(millions of dollars)
Beginning balance as of January 1	$1	$2	$3
Accruals	—	—	—
Payments	—	—	—

Ending balance as of March 31	1	2	3
Less amounts in Other Current Liabilities	1	1	2

Amounts in Other Deferred Credits	$—	$1	$1

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

Metal Bank Site

In the first quarter of 2013, the National Oceanic and Atmospheric Administration (NOAA) contacted DPL on behalf of itself and other federal and state trustees to request that DPL execute a tolling agreement to facilitate settlement negotiations concerning natural resource damages allegedly caused by releases of hazardous substances, including polychlorinated biphenyls, at the Metal Bank Superfund Site located in Philadelphia, Pennsylvania. DPL executed a tolling agreement, which has been extended to March 15, 2015, and will continue settlement discussions with the NOAA, the trustees and other PRPs.

DPL

The amount accrued for this matter is included in the table above in the column entitled “Transmission and Distribution.”

(14) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including DPL. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to DPL for the three months ended March 31, 2014 and 2013 were approximately $39 million and $40 million, respectively.

In addition to the PHI Service Company charges described above, DPL’s financial statements include the following related party transactions in its statements of income:

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Intercompany lease transactions (a)	$1	$1

(a)	Included in Electric revenue.

As of March 31, 2014 and December 31, 2013, DPL had the following balances on its balance sheets due to related parties:

	March 31, 2014	December 31, 2013
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(19)	$(22)
Other	(1)	—

Total	$(20)	$(22)

(a)	Included in Accounts payable due to associated companies.

(15) VARIABLE INTEREST ENTITIES

DPL is required to consolidate a variable interest entity (VIE) in accordance with FASB ASC 810 if DPL is the primary beneficiary of the VIE. The primary beneficiary of a VIE is typically the entity with both the power to direct activities most significantly impacting economic performance of the VIE and the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. DPL performed a qualitative analysis to determine whether a variable interest provided a controlling financial interest in a VIE at March 31, 2014, which is described below.

DPL is subject to Renewable Energy Portfolio Standards (RPS) in the state of Delaware that require it to obtain renewable energy credits (RECs) for energy delivered to its customers. DPL’s costs associated with obtaining RECs to fulfill its RPS obligations are recoverable from its customers by law. As of March 31, 2014, DPL is a party to three land-based wind power purchase agreements (PPAs) in the aggregate amount of 128 MWs, one solar PPA with a 10 MW facility and an agreement with the Delaware Sustainable Energy Utility (DSEU) to purchase solar renewable energy credits (SREC). Each of the facilities associated with these PPAs is operational, and DPL is obligated to purchase energy and RECs in amounts generated and delivered by the wind facilities and SRECs from the solar facility and DSEU, up to certain amounts (as set forth below) at rates that are primarily fixed under the respective agreements. DPL has concluded that while VIEs exist under these contracts, consolidation is not required under the FASB guidance on the consolidation of variable interest entities as DPL is not the primary beneficiary. DPL has not provided financial or other support under these arrangements that it was not previously contractually required to provide during the periods presented, nor does DPL have any intention to provide such additional support.

DPL

Because DPL has no equity or debt interest in these renewable energy transactions, the maximum exposure to loss relates primarily to any above-market costs incurred for power, RECs or SRECs. Due to unpredictability in the amount of MW’s ultimately purchased under the agreements for purchased renewable energy, RECs and SRECs, PHI and DPL are unable to quantify the maximum exposure to loss. The power purchases, REC and SREC costs are recoverable from DPL’s customers through regulated rates.

DPL is obligated to purchase energy and RECs from one of the wind facilities through 2024 in amounts not to exceed 50 MWs, from the second wind facility through 2031 in amounts not to exceed 40 MWs, and from the third wind facility through 2031 in amounts not to exceed 38 MWs. DPL’s purchases under the three wind PPAs totaled $10 million for each of the three months ended March 31, 2014 and 2013, respectively.

The term of the agreement with the solar facility is through 2030 and DPL is obligated to purchase SRECs in an amount up to 70 percent of the energy output at a fixed price. The DSEU may enter into 20-year contracts with solar facilities to purchase SRECs for resale to DPL. Under the agreement, DPL is obligated to purchase in amounts not to exceed 14 MWs of SRECs at annually determined auction rates. DPL’s purchases under these solar agreements were $1 million and less than $1 million for the three months ended March 31, 2014 and 2013, respectively.

On October 18, 2011, the DPSC approved a tariff submitted by DPL in accordance with the requirements of the RPS specific to fuel cell facilities totaling 30 MWs to be constructed by a qualified fuel cell provider. The tariff and the RPS establish that DPL would be an agent to collect payments in advance from its distribution customers and remit them to the qualified fuel cell provider for each MW hour (MWh) of energy produced by the fuel cell facilities over 21 years. DPL has no obligation to the qualified fuel cell provider other than to remit payments collected from its distribution customers pursuant to the tariff. The RPS provides for a reduction in DPL’s REC requirements based upon the actual energy output of the facilities. At March 31, 2014 and 2013, 30 MWs and 9 MWs of capacity were available from fuel cell facilities placed in service under the tariff, respectively. DPL billed $9 million and $3 million to distribution customers for the three months ended March 31, 2014 and 2013, respectively. DPL has concluded that while a VIE exists under this arrangement, consolidation is not required for this arrangement under the FASB guidance on consolidation of variable interest entities as DPL is not the primary beneficiary.

(16) SUBSEQUENT EVENTS

On April 29, 2014, PHI entered into an Agreement and Plan of Merger (the Merger Agreement) with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly-owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly-owned subsidiary of Exelon. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of PHI (other than (i) shares owned by Exelon, Merger Sub or any other direct or indirect wholly-owned subsidiary of Exelon and shares owned by PHI or any direct or indirect wholly-owned subsidiary of PHI, and in each case not held on behalf of third parties (but not including shares held by PHI in any rabbi trust or similar arrangement in respect of any compensation plan or arrangement) and (ii) shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law), will be canceled and converted into the right to receive $27.25 in cash, without interest.

In connection with the Merger, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable preferred stock, par value $0.01 per share (the Non-voting Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Non-voting Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement, up to a maximum of 18,000 shares of Non-voting Preferred Stock for a maximum aggregate consideration of $180 million. The Non-voting Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly. The proceeds from the issuance of the Non-voting Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Non-voting Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of common stock of PHI, (ii) the receipt of regulatory approvals required to consummate the Merger, including approvals from FERC, the Federal Communications Commission, the DPSC, the DCPSC, the MPSC, the NJBPU and the Virginia State Corporation Commission, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (iv) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (b) each

DPL

party’s compliance with its obligations and covenants contained in the Merger Agreement (including covenants that may limit, restrict or prohibit PHI and its subsidiaries from taking specified actions during the period between the date of the Merger Agreement and the closing of the Merger or the termination of the Merger Agreement). In addition, the obligations of Exelon and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing terms, conditions, obligations or commitments, individually or in the aggregate, that constitute a burdensome condition (as defined in the Merger Agreement). The parties currently anticipate that the closing will occur in the second or third quarter of 2015.

The Merger Agreement may be terminated by each of PHI and Exelon under certain circumstances, including if the Merger is not consummated by July 29, 2015 (subject to extension to October 29, 2015, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for both PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals or the breach by Exelon of its obligations in respect of obtaining regulatory approvals (a Regulatory Termination), Exelon will pay PHI a reverse termination fee equal to the purchase price paid up to the date of termination by Exelon to purchase the Non-voting Preferred Stock (the Preferred Stock Purchase Price), through PHI’s redemption of the Non-voting Preferred Stock for nominal consideration. If the Merger Agreement is terminated other than for a Regulatory Termination, PHI will be required to redeem the Non-voting Preferred Stock for a redemption price equal to the Preferred Stock Purchase Price.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Operating Revenue	$340	$277

Operating Expenses
Purchased energy	165	157
Other operation and maintenance	61	61
Depreciation and amortization	38	31
Other taxes	1	4
Deferred electric service costs	44	1

Total Operating Expenses	309	254

Operating Income	31	23

Other Income (Expenses)
Interest expense	(15)	(17)

Total Other Expenses	(15)	(17)

Income Before Income Tax Expense	16	6
Income Tax Expense (Benefit)	6	(3)

Net Income	$10	$9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
	(millions of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7	$3
Restricted cash equivalents	11	10
Accounts receivable, less allowance for uncollectible accounts of $12 million and $10 million, respectively	191	186
Inventories	28	28
Income taxes and related accrued interest receivable	147	147
Prepaid expenses and other	16	16

Total Current Assets	400	390

OTHER ASSETS
Regulatory assets	478	569
Prepaid pension expense	103	106
Income taxes and related accrued interest receivable	34	34
Restricted cash equivalents	13	14
Other	11	12

Total Other Assets	639	735

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,941	2,901
Accumulated depreciation	(755)	(751)

Net Property, Plant and Equipment	2,186	2,150

TOTAL ASSETS	$3,225	$3,275

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
	(millions of dollars, except shares)
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term debt	$119	$138
Current portion of long-term debt	149	148
Accounts payable	24	21
Accrued liabilities	107	105
Accounts payable due to associated companies	13	15
Taxes accrued	18	12
Interest accrued	19	13
Customer deposits	20	22
Other	27	23

Total Current Liabilities	496	497

DEFERRED CREDITS
Regulatory liabilities	29	57
Deferred income tax liabilities, net	838	833
Investment tax credits	5	5
Other postretirement benefit obligations	35	35
Other	14	14

Total Deferred Credits	921	944

OTHER LONG-TERM LIABILITIES
Long-term debt	753	753
Transition Bonds issued by ACE Funding	204	214

Total Other Long-Term Liabilities	957	967

COMMITMENTS AND CONTINGENCIES (NOTE 11)
EQUITY
Common stock, $3.00 par value, 25,000,000 shares authorized, 8,546,017 shares outstanding	26	26
Premium on stock and other capital contributions	651	651
Retained earnings	174	190

Total Equity	851	867

TOTAL LIABILITIES AND EQUITY	$3,225	$3,275

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$10	$9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	38	31
Deferred income taxes	7	2
Changes in:
Accounts receivable	(5)	1
Regulatory assets and liabilities, net	42	(1)
Accounts payable and accrued liabilities	4	(8)
Pension contributions	—	(30)
Income tax-related prepayments, receivables and payables	5	3
Other assets and liabilities	11	8

Net Cash From Operating Activities	112	15

INVESTING ACTIVITIES
Investment in property, plant and equipment	(53)	(74)
Net other investing activities	—	(2)

Net Cash Used By Investing Activities	(53)	(76)

FINANCING ACTIVITIES
Dividends paid to Parent	(26)	—
Reacquisitions of long-term debt	(10)	(10)
(Repayments) issuances of short-term debt, net	(19)	75

Net Cash (Used by) From Financing Activities	(55)	65

Net Increase in Cash and Cash Equivalents	4	4
Cash and Cash Equivalents at Beginning of Period	3	6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7	$10

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for income taxes (includes payments to PHI for federal income taxes)	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium on Stock	Retained Earnings	Total
(millions of dollars, except shares)	Shares	Par Value
BALANCE, DECEMBER 31, 2013	8,546,017	$26	$651	$190	$867
Net Income	—	—	—	10	10
Dividends on common stock	—	—	—	(26)	(26)

BALANCE, MARCH 31, 2014	8,546,017	$26	$651	$174	$851

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

On April 29, 2014, PHI entered into an Agreement and Plan of Merger (the Merger Agreement) with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly-owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly-owned subsidiary of Exelon. See Note (14), “Subsequent Events,” for additional information regarding the Merger.

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

ACE’s unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted. Therefore, these consolidated financial statements should be read along with the annual consolidated financial statements included in ACE’s annual report on Form 10-K for the year ended December 31, 2013. In the opinion of ACE’s management, the unaudited consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly ACE’s financial condition as of March 31, 2014, in accordance with GAAP. The year-end December 31, 2013 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results for the three months ended March 31, 2014 may not be indicative of ACE’s results that will be realized for the full year ending December 31, 2014.

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

ACE

Significant matters that involve the use of estimates include the assessment of contingencies, the calculation of future cash flows and fair value amounts for use in asset impairment evaluations, fair value calculations for derivative instruments, pension and other postretirement benefits assumptions, the assessment of the probability of recovery of regulatory assets, accrual of storm restoration costs, accrual of unbilled revenue, recognition of changes in network service transmission rates for prior service year costs, accrual of loss contingency liabilities for general litigation and auto and other liability claims, and income tax provisions and reserves. Additionally, ACE is subject to legal, regulatory, and other proceedings and claims that arise in the ordinary course of its business. ACE records an estimated liability for these proceedings and claims when it is probable that a loss has been incurred and the loss is reasonably estimable.

Consolidation of Variable Interest Entities

ACE assesses its contractual arrangements with variable interest entities to determine whether it is the primary beneficiary and thereby has to consolidate the entities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810. The guidance addresses conditions under which an entity should be consolidated based upon variable interests rather than voting interests. See Note (13), “Variable Interest Entities,” for additional information.

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in ACE’s gross revenues were $1 million and $3 million for the three months ended March 31, 2014 and 2013, respectively.

Reclassifications and Adjustments

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Revision of Prior Period Financial Statements

Operating and Financing Cash Flows

The consolidated statement of cash flows for the three months ended March 31, 2013 has been revised to correctly present changes in book overdraft balances as operating activities (included in Changes in accounts payable and accrued liabilities) rather than financing activities (included previously in Net other financing activities). The effect of the revision was to decrease Net cash from operating activities by $8 million from $23 million to $15 million and increase Net cash from financing activities by $8 million from $57 million to $65 million. The revision was not considered to be material, individually or in the aggregate, to previously issued financial statements.

(3) NEWLY ADOPTED ACCOUNTING STANDARDS

Liabilities (ASC 405)

In February 2013, the FASB issued new recognition and disclosure requirements for certain joint and several liability arrangements where the total amount of the obligation is fixed at the reporting date. For arrangements within the scope of this standard, ACE is required to measure such obligations as the sum of the amount it agreed to pay on the basis of its arrangement among co-obligors and any additional amount it expects to pay on behalf of its co-obligors. Adoption of this guidance during the first quarter of 2014 did not have a material impact on ACE’s consolidated financial statements.

Income Taxes (ASC 740)

In July 2013, the FASB issued new guidance requiring netting of certain unrecognized tax benefits against a deferred tax asset for a loss or other similar tax carryforward that would apply upon settlement of the uncertain tax position. The prospective adoption of this guidance at March 31, 2014 resulted in ACE netting liabilities related to uncertain tax positions with deferred tax assets for net operating loss and other carryforwards (included in deferred income tax liabilities, net) and income taxes receivable (including income tax deposits) related to effectively settled uncertain tax positions.

(4) RECENTLY ISSUED ACCOUNTING STANDARDS, NOT YET ADOPTED

New accounting pronouncements not yet effective are not expected to have a material effect on ACE’s consolidated financial statements.

(5) SEGMENT INFORMATION

ACE operates its business as one regulated utility segment, which includes all of its services as described above.

ACE

(6) REGULATORY MATTERS

Rate Proceedings

As further described in Note (14), “Subsequent Events,” on April 29, 2014, PHI entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than pursuing the conclusion of the pending filings as indicated below. In addition, the NJBPU may seek to suspend or delay one or more of the ongoing proceedings as a result of the Merger Agreement.

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

Electric Distribution Base Rates

On March 14, 2014, ACE submitted an application with the New Jersey Board of Public Utilities (NJBPU) to increase its electric distribution base rates by approximately $61.7 million (excluding sales and use taxes), based on a requested return on equity (ROE) of 10.25%. The requested rate increase seeks to recover expenses associated with ACE’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. The application requests that the NJBPU put rates into effect by mid-December 2014. The matter has been transmitted by NJBPU to the Office of Administrative Law. A decision is expected in the first quarter of 2015. Under the Merger Agreement, ACE is permitted, and will continue, to pursue the conclusion of the aforementioned matter, but under the Merger Agreement, ACE is not permitted to initiate or file further electric distribution base rate cases in New Jersey without Exelon’s consent.

Update and Reconciliation of Certain Under-Recovered Balances

In February 2012 and March 2013, ACE submitted petitions with the NJBPU seeking to reconcile and update (i) charges related to the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the non-utility generators (NUGs), (ii) costs related to surcharges for the New Jersey Societal Benefit Program (a statewide public interest program that is intended to benefit low income customers and address other public policy goals) and ACE’s uncollected accounts and (iii) operating costs associated with ACE’s residential appliance cycling program. In June 2012, the NJBPU approved a stipulation of settlement related to ACE’s February 2012 filing, which provided for an overall annual rate increase of $55.3 million that went into effect on July 1, 2012. In May 2013, the NJBPU approved a stipulation of settlement related to ACE’s March 2013 filing, which provided for an overall annual rate increase of $52.2 million (in addition to the $55.3 million approved by the NJBPU in June 2012) that went into effect on June 1, 2013. These rate increases, which primarily provide for the recovery of above-market costs associated with the NUG contracts and will have no effect on ACE’s operating income, were placed into effect provisionally and were subject to a review by the NJBPU of the final underlying costs for reasonableness and prudence. On February 19, 2014, the NJBPU approved a stipulation of settlement for both proceedings, which made final the provisional rates that went into effect on July 1, 2012 and June 1, 2013, respectively.

On March 3, 2014, ACE submitted a petition with the NJBPU seeking to reconcile and update the same types of charges and costs covered in the February 2012 and March 2013 filings described in the preceding paragraph. The net impact of adjusting the charges as proposed is an overall annual rate decrease of approximately $24.5 million (revised to approximately $41.1 million on April 16, 2014, based upon an update for actuals through March 2014). The matter is pending at the NJBPU. The NJBPU is expected to rule upon the petition by June 1, 2014; in the past, the NJBPU has approved rates on a provisional basis and deferred certain issues to a phase two proceeding. The final order in this proceeding is not expected to be affected by the Merger Agreement.

Service Extension Contributions Refund Order

On July 19, 2013, in compliance with a 2012 Superior Court of New Jersey Appellate Division (Appellate Division) court decision, the NJBPU released an order requiring utilities to issue refunds to persons or entities that paid non-refundable contributions for utility service extensions to certain areas described as “Areas Not Designated for Growth.” The order is limited to eligible contributions paid between March 20, 2005 and

ACE

December 20, 2009. ACE is processing the refund requests that meet the eligibility criteria established in the order as they are received. Although ACE believes it received approximately $11 million of contributions between March 20, 2005 and December 20, 2009, it is currently unable to reasonably estimate the amount that it may be required to refund using the eligibility criteria established by the order. At this time, ACE does not expect that any such amount refunded will have a material effect on its consolidated financial condition, results of operations or cash flows, as any amounts that may be refunded will generally increase the value of ACE’s property, plant and equipment and may ultimately be recovered through depreciation and cost of service. It is anticipated that the NJBPU will commence a rulemaking proceeding to further implement the directives of the Appellate Division decision. Under the Merger Agreement, ACE is permitted, and will continue, to pursue this matter.

Generic Consolidated Tax Adjustment Proceeding

In January 2013, the NJBPU initiated a generic proceeding to examine whether a consolidated tax adjustment (CTA) should continue to be used, and if so, how it should be calculated in determining a utility’s cost of service. Under the NJBPU’s current policy, when a New Jersey utility is included in a consolidated group income tax return, an allocated amount of any reduction in the consolidated group’s taxes as a result of losses by affiliates is used to reduce the utility’s rate base, upon which the utility earns a return. This policy has negatively impacted ACE’s base rate case outcomes and ACE’s position is that the CTA should be eliminated. A stakeholder process has been initiated by the NJBPU to aid in this examination. No formal schedule has been set by the NJBPU for the remainder of the proceeding or for the issuance of a decision. Under the Merger Agreement, ACE is permitted, and will continue, to pursue this matter.

Federal Energy Regulatory Commission

On February 27, 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Municipal Electric Corporation, Inc., filed a joint complaint with the Federal Energy Regulatory Commission (FERC) against ACE and its affiliates Potomac Electric Power Company (Pepco) and Delmarva Power & Light Company (DPL), as well as Baltimore Gas and Electric Company. The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that PHI’s utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for ACE and its utility affiliates is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. As currently authorized, the 10.8% base ROE for facilities placed into service prior to 2006 is eligible for a 50-basis-point incentive adder for being a member of a regional transmission organization. ACE believes the allegations in this complaint are without merit and is vigorously contesting it. On April 3, 2013, ACE filed its answer to this complaint, requesting that FERC dismiss the complaint against it on the grounds that the complaint failed to meet the required burden to demonstrate that the existing rates and protocols are unjust and unreasonable. ACE cannot predict when a final FERC decision in this proceeding will be issued. Under the Merger Agreement, ACE is permitted, and will continue, to pursue the conclusion of the aforementioned matters.

ACE Standard Offer Capacity Agreements

In April 2011, ACE entered into three Standard Offer Capacity Agreements (SOCAs) by order of the NJBPU, each with a different generation company. ACE and the other New Jersey electric distribution companies (EDCs) entered into the SOCAs under protest, arguing that the EDCs were denied due process and that the SOCAs violate certain of the requirements under the New Jersey law under which the SOCAs were established (the NJ SOCA Law). On October 22, 2013, in light of the decision of the U.S. District Court for the District of New Jersey described below, the state appeals of the NJBPU implementation orders filed by the EDCs and generators were dismissed without prejudice subject to the parties exercising their appellate rights in the Federal courts.

In February 2011, ACE joined other plaintiffs in an action filed in the U.S. District Court for the District of New Jersey challenging the NJ SOCA Law on the grounds that it violates the Commerce Clause and the Supremacy Clause of the U.S. Constitution. On October 11, 2013, the Federal district court issued a ruling that the NJ SOCA Law is preempted by the Federal Power Act and violates the Supremacy Clause, and is therefore null and void. On October 21, 2013 a joint motion to stay the Federal district court’s decision

ACE

pending appeal was filed by the NJBPU and one of the SOCA generation companies. In that motion, the NJBPU notified the Federal district court that it would take no action to force implementation of the SOCAs pending the appeal or such other action—such as FERC approval of the SOCAs—that would cure the constitutional issues to the Federal district court’s satisfaction. On October 25, 2013, the Federal district court issued an order denying the joint motion to stay and ruling that the SOCAs are void, invalid and unenforceable. The SOCA generation companies and the NJBPU have appealed the Federal district court’s decision. The Federal district court consolidated the appeals and the matter has been placed on an expedited schedule and appeal proceedings remain pending. The U.S. Court of Appeals for the Third Circuit heard the appeal on March 27, 2014, but has not rendered a decision.

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

(7) PENSION AND OTHER POSTRETIREMENT BENEFITS

ACE accounts for its participation in its parent’s single-employer plans, Pepco Holdings’ non-contributory retirement plan (the PHI Retirement Plan) and the Pepco Holdings, Inc. Welfare Plan for Retirees, as participation in multiemployer plans. PHI’s pension and other postretirement net periodic benefit cost for the three months ended March 31, 2014 and 2013, before intercompany allocations from the PHI Service Company, were $18 million and $25 million, respectively. ACE’s allocated share was $4 million and $5 million for the three months ended March 31, 2014 and 2013, respectively.

In the first quarter of 2014 and 2013, ACE made discretionary tax-deductible contributions to the PHI Retirement Plan of zero and $30 million, respectively.

Other Postretirement Benefit Plan Amendments

During 2013, PHI approved two amendments to its other postretirement benefits plan. These amendments impacted the retiree medical plan and the retiree life insurance benefits, and will be effective on January 1, 2014. As a result of the amendments, which were cumulatively significant, PHI remeasured its projected benefit obligation for other postretirement benefits as of July 1, 2013. The remeasurement resulted in a $1 million reduction in ACE’s net periodic benefit cost for other postretirement benefits during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013. ACE anticipates approximately 37% of annual net periodic other postretirement benefit costs will be capitalized.

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

ACE

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

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility at March 31, 2014.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of March 31, 2014 and December 31, 2013, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $562 million and $332 million, respectively. ACE’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by Pepco and DPL and the portion of the total capacity being used by PHI.

Commercial Paper

ACE maintains an on-going commercial paper program to address its short-term liquidity needs. As of March 31, 2014, the maximum capacity available under the program was $350 million, subject to available borrowing capacity under the credit facility.

ACE had $101 million of commercial paper outstanding at March 31, 2014. The weighted average interest rate for commercial paper issued by ACE during the three months ended March 31, 2014 was 0.26% and the weighted average maturity of all commercial paper issued by ACE during the three months ended March 31, 2014 was three days.

Financing Activities

Term Loan Agreement

On May 10, 2013, ACE entered into a $100 million term loan agreement, pursuant to which ACE has borrowed (and may not re-borrow) $100 million at a rate of interest equal to the prevailing Eurodollar rate, which is determined by reference to the LIBOR with respect to the relevant interest period, all as defined in the loan agreement, plus a margin of 0.75%. ACE’s Eurodollar borrowings under the loan agreement may be converted into floating rate loans under certain circumstances, and, in that event, for so long as any loan remains a floating rate loan, interest would accrue on that loan at a rate per year equal to (i) the highest of (a)

ACE

the prevailing prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the one-month Eurodollar rate plus 1%, plus (ii) a margin of 0.75%. As of March 31, 2014, outstanding borrowings under the loan agreement bore interest at an annual rate of 0.91%, which is subject to adjustment from time to time. All borrowings under the loan agreement are unsecured, and the aggregate principal amount of all loans, together with any accrued but unpaid interest due under the loan agreement, must be repaid in full on or before November 10, 2014.

Under the terms of the term loan agreement, ACE must maintain compliance with specified covenants, including (i) the requirement that ACE maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the loan agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) a restriction on sales or other dispositions of assets, other than certain permitted sales and dispositions, and (iii) a restriction on the incurrence of liens (other than liens permitted by the loan agreement) on the assets of ACE. The loan agreement does not include any rating triggers. ACE was in compliance with all covenants under this loan agreement as of March 31, 2014.

Bond Payments

In January 2014, Atlantic City Electric Transition Funding LLC (ACE Funding) made principal payments of $7 million on its Series 2002-1 Bonds, Class A-3, and $3 million on its Series 2003-1 Bonds, Class A-2.

Financing Activities Subsequent to March 31, 2014

Bond Payments

In April 2014, ACE Funding made principal payments of $7 million on its Series 2002-1 Bonds, Class A-3, and $3 million on its Series 2003-1 Bonds, Class A-2.

Bond Retirement

In April 2014, ACE caused the redemption, at maturity, of $18 million of tax-exempt unsecured variable rate demand bonds issued for the benefit of ACE by the Pollution Control Financing Authority of Salem County.

(9) INCOME TAXES

A reconciliation of ACE’s consolidated effective income tax rates is as follows:

	Three Months Ended March 31,
	2014		2013
	(millions of dollars)
Income tax at Federal statutory rate	$6	35.0%	$2	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	—	—	1	16.8%
Adjustments to prior year taxes	—	—	4	65.6%
Change in estimates and interest related to uncertain and effectively settled tax positions	—	—	(10)	(167.7)%
Other, net	—	2.5%	—	—

Consolidated income tax expense (benefit)	$6	37.5%	$(3)	(50.3)%

ACE’s consolidated effective tax rates for the three months ended March 31, 2014 and 2013 were 37.5% and (50.3)%, respectively.

In the first quarter of 2013, ACE recorded changes in estimates and interest related to uncertain and effectively settled tax positions that occurred during the first quarter of 2013. On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which ACE is not a party) that disallowed tax benefits associated with

ACE

Consolidated Edison’s cross-border lease transaction. As a result of the court’s ruling in this case, PHI determined in the first quarter of 2013 that it could no longer support its current assessment with respect to the likely outcome of tax positions associated with its cross-border energy lease investments held by its wholly-owned subsidiary Potomac Capital Investment Corporation, and PHI recorded an after-tax charge of $377 million in the first quarter of 2013. Included in the $377 million charge was an after-tax interest charge of $54 million and this amount was allocated to each member of PHI’s consolidated group as if each member was a separate taxpayer, resulting in ACE recording a $6 million interest benefit in the first quarter of 2013.

Final IRS Regulations on Repair of Tangible Property

In September 2013, the Internal Revenue Service (IRS) issued final regulations on expense versus capitalization of repairs with respect to tangible personal property. The regulations are effective for tax years beginning on or after January 1, 2014, and provide an option to early adopt the final regulations for tax years beginning on or after January 1, 2012. In February 2014, the IRS issued revenue procedures that describe how taxpayers should implement the final regulations. The final repair regulations retain the operative rule that the Unit of Property for network assets is determined by the taxpayer’s particular facts and circumstances except as provided in published guidance. In 2012, with the filing of its 2011 tax return, PHI filed a request for an automatic change in accounting method related to repairs of its network assets in accordance with IRS Revenue Procedure 2011-43. ACE does not expect the effects of the final regulations to be significant and will continue to evaluate the impact of the new guidance on its consolidated financial statements.

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

The following tables set forth, by level within the fair value hierarchy, ACE’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. ACE’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

ACE

	Fair Value Measurements at March 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Restricted cash equivalents
Treasury fund	$24	$24	$—	$—

	$24	$24	$—	$—

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$1	$—	$1	$—

	$1	$—	$1	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the three months ended March 31, 2014.

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Restricted cash equivalents
Treasury fund	$24	$24	$—	$—

	$24	$24	$—	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2013.

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

ACE

A reconciliation of the beginning and ending balances of ACE’s fair value measurements using significant unobservable inputs (level 3) for the three months ended March 31, 2013 is shown below:

Three Months Ended March 31, 2013
Capacity
(millions of dollars)
Beginning balance as of January 1	$(3)
Total gains (losses) (realized and unrealized):
Included in income	—
Included in accumulated other comprehensive loss	—
Included in regulatory liabilities and regulatory assets	—
Purchases	—
Issuances	—
Settlements	—
Transfers in (out) of level 3	—

Ending balance as of March 31	$(3)

Other Financial Instruments

The estimated fair values of ACE’s Long-term debt instruments that are measured at amortized cost in ACE’s consolidated financial statements and the associated levels of the estimates within the fair value hierarchy as of March 31, 2014 and December 31, 2013 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. ACE’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

The fair value of Long-term debt and Transition Bonds issued by ACE Funding (Transition Bonds) categorized as level 2 is based on a blend of quoted prices for the debt and quoted prices for similar debt on the measurement date. The blend places more weight on current pricing information when determining the final fair value measurement. The fair value information is provided by brokers and ACE reviews the methodologies and results.

The fair value of Long-term debt categorized as level 3 is based on a discounted cash flow methodology using observable inputs, such as the U.S. Treasury yield, and unobservable inputs, such as credit spreads, because quoted prices for the debt or similar debt in active markets were insufficient.

	Fair Value Measurements at March 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$976	$—	$752	$224
Transition bonds (b)	273	—	273	—

	$1,249	$—	$1,025	$224

(a)	The carrying amount for Long-term debt was $860 million as of March 31, 2014.
(b)	The carrying amount for Transition bonds, including amounts due within one year, was $246 million as of March 31, 2014.

ACE

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$959	$—	$744	$215
Transition bonds (b)	285	—	285	—

	$1,244	$—	$1,029	$215

(a)	The carrying amount for Long-term debt was $860 million as of December 31, 2013.
(b)	The carrying amount for Transition bonds, including amounts due within one year, was $255 million as of December 31, 2013.

The carrying amounts of all other financial instruments in the accompanying consolidated financial statements approximate fair value.

(11) COMMITMENTS AND CONTINGENCIES

General Litigation

From time to time, ACE is named as a defendant in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. ACE is self-insured against such claims up to a certain self-insured retention amount and maintains insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, ACE’s contracts with its vendors generally require the vendors to name ACE as an additional insured for the amount at least equal to ACE’s self-insured retention. Further, ACE’s contracts with its vendors require the vendors to indemnify ACE for various acts and activities that may give rise to claims against ACE. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on ACE’s financial condition, results of operations or cash flows. At March 31, 2014, ACE had loss contingency liabilities for general litigation totaling approximately $12 million (including amounts related to the matters specifically described below) and the portion of these loss contingency liabilities in excess of the self-insured retention amount was substantially offset by insurance receivables.

Asbestos Claim

In September 2011, an asbestos complaint was filed in the New Jersey Superior Court, Law Division, against ACE (among other defendants) asserting claims under New Jersey’s Wrongful Death and Survival statutes. The complaint, filed by the estate of a decedent who was the wife of a former employee of ACE, alleges that the decedent’s mesothelioma was caused by exposure to asbestos brought home by her husband on his work clothes. New Jersey courts have recognized a cause of action against a premise owner in a so-called “take home” case if it can be shown that the harm was foreseeable. In this case, the complaint seeks recovery of an unspecified amount of damages for, among other things, the decedent’s past medical expenses, loss of earnings, and pain and suffering between the time of injury and death, and asserts a punitive damage claim. At March 31, 2014, ACE has concluded that a loss is probable with respect to this matter and has recorded an estimated loss contingency liability, which is included in the liability for general litigation referred to above as of March 31, 2014. However, due to the inherent uncertainty of litigation, ACE is unable to estimate a maximum amount of possible loss because the damages sought are indeterminate and the matter involves facts that ACE believes are distinguishable from the facts of the “take-home” cause of action recognized by the New Jersey courts.

ACE

Electrical Contact Injury Claims

In October 2010, a farm combine came into and remained in contact with a primary electric line in ACE’s service territory in New Jersey. As a result, two individuals operating the combine received fatal electrical contact injuries. While attempting to rescue those two individuals, another individual sustained third-degree burns to his torso and upper extremities. In September 2012, the individual who received third-degree burns filed suit in New Jersey Superior Court, Salem County. In October 2012, additional suits were filed in the same court by or on behalf of the estates of the deceased individuals. Plaintiffs in each of the cases are seeking indeterminate damages and allege that ACE was negligent in the design, construction, erection, operation and maintenance of its poles, power lines, and equipment, and that ACE failed to warn and protect the public from the foreseeable dangers of farm equipment contacting electric lines. Discovery is ongoing in this matter and the litigation involves a number of other defendants and the filing of numerous cross-claims. ACE has notified its insurers of the incident and believes that the insurance policies in force at the time of the incident will offset ACE’s costs associated with the resolution of this matter in excess of ACE’s self-insured retention amount. At March 31, 2014, ACE has concluded that a loss is probable with respect to these claims and has recorded an estimated loss contingency liability, which is included in the liability for general litigation referred to above as of March 31, 2014. ACE has also concluded as of March 31, 2014 that realization of its insurance claims associated with this matter is probable and, accordingly, has recorded an estimated insurance receivable offsetting substantially all of the loss contingency liability in excess of ACE’s self-insured retention amount.

Environmental Matters

ACE is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of ACE, environmental clean-up costs incurred by ACE generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of ACE described below at March 31, 2014 are summarized as follows:

Legacy Generation - Regulated
(millions of dollars)
Beginning balance as of January 1	$1
Accruals	—
Payments	—

Ending balance as of March 31	1
Less amounts in Other Current Liabilities	—

Amounts in Other Deferred Credits	$1

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

(12) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including ACE. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to ACE for the three months ended March 31, 2014 and 2013 were approximately $29 million and $31 million, respectively.

In addition to the PHI Service Company charges described above, ACE’s consolidated financial statements include the following related party transactions in the consolidated statements of income:

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Meter reading services provided by Millennium Account Services LLC (an ACE affiliate) (a)	$(1)	$(1)

(a)	Included in Other operation and maintenance expense.

ACE

As of March 31, 2014 and December 31, 2013, ACE had the following balances on its consolidated balance sheets due to related parties:

	March 31, 2014	December 31, 2013
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(13)	$(15)

Total	$(13)	$(15)

(a)	Included in Accounts payable due to associated companies.

(13) VARIABLE INTEREST ENTITIES

ACE is required to consolidate a variable interest entity (VIE) in accordance with FASB ASC 810 if ACE or a subsidiary is the primary beneficiary of the VIE. The primary beneficiary of a VIE is typically the entity with both the power to direct activities most significantly impacting economic performance of the VIE and the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. ACE performed a qualitative analysis to determine whether a variable interest provided a controlling financial interest in a VIE at March 31, 2014, which is described below.

ACE Power Purchase Agreements

ACE is a party to three power purchase agreements (PPAs) with unaffiliated NUGs totaling 459 megawatts. One of the agreements ends in 2016 and the other two end in 2024. ACE was not involved in the creation of these contracts and has no equity or debt invested in these entities. In performing its’ VIE analysis, ACE has been unable to obtain sufficient information to determine whether these three entities were variable interest entities or if ACE was the primary beneficiary. As a result, ACE has applied the scope exemption from the consolidation guidance.

Because ACE has no equity or debt invested in the NUGs, the maximum exposure to loss relates primarily to any above-market costs incurred for power. Due to unpredictability in the PPAs pricing for purchased energy, ACE is unable to quantify the maximum exposure to loss. The power purchase costs are recoverable from ACE’s customers through regulated rates. Purchase activities with the NUGs, including excess power purchases not covered by the PPAs, for the three months ended March 31, 2014 and 2013, were approximately $72 million and $54 million, respectively, of which approximately $59 million and $54 million, respectively, consisted of power purchases under the PPAs.

ACE Funding

In 2001, ACE established ACE Funding solely for the purpose of securitizing authorized portions of ACE’s recoverable stranded costs through the issuance and sale of Transition Bonds. The proceeds of the sale of each series of Transition Bonds were transferred to ACE in exchange for the transfer by ACE to ACE Funding of the right to collect a non-bypassable Transition Bond Charge (representing revenue ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds and related taxes, expenses and fees) from ACE customers pursuant to bondable stranded costs rate orders issued by the NJBPU in an amount sufficient to fund the principal and interest payments on the Transition Bonds and related taxes, expenses and fees (Bondable Transition Property). The assets of ACE Funding, including the Bondable Transition Property, and the Transition Bond Charges collected from ACE’s customers, are not available to creditors of ACE. The holders of Transition Bonds have recourse only to the assets of ACE Funding. ACE owns 100 percent of the equity of ACE Funding, and PHI and ACE consolidate ACE Funding in their consolidated financial statements as ACE is the primary beneficiary of ACE Funding under the variable interest entity consolidation guidance.

(14) SUBSEQUENT EVENTS

On April 29, 2014, PHI entered into an Agreement and Plan of Merger (the Merger Agreement) with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly-owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly-owned subsidiary of Exelon. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of PHI (other than (i) shares owned by Exelon, Merger Sub or any other direct or indirect

ACE

wholly-owned subsidiary of Exelon and shares owned by PHI or any direct or indirect wholly-owned subsidiary of PHI, and in each case not held on behalf of third parties (but not including shares held by PHI in any rabbi trust or similar arrangement in respect of any compensation plan or arrangement) and (ii) shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law), will be canceled and converted into the right to receive $27.25 in cash, without interest.

In connection with the Merger, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable preferred stock, par value $0.01 per share (the Non-voting Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Non-voting Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement, up to a maximum of 18,000 shares of Non-voting Preferred Stock for a maximum aggregate consideration of $180 million. The Non-voting Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly. The proceeds from the issuance of the Non-voting Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Non-voting Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of common stock of PHI, (ii) the receipt of regulatory approvals required to consummate the Merger, including approvals from FERC, the Federal Communications Commission, the DPSC, the DCPSC, the MPSC, the NJBPU and the Virginia State Corporation Commission, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (iv) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (b) each party’s compliance with its obligations and covenants contained in the Merger Agreement (including covenants that may limit, restrict or prohibit PHI and its subsidiaries from taking specified actions during the period between the date of the Merger Agreement and the closing of the Merger or the termination of the Merger Agreement). In addition, the obligations of Exelon and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing terms, conditions, obligations or commitments, individually or in the aggregate, that constitute a burdensome condition (as defined in the Merger Agreement). The parties currently anticipate that the closing will occur in the second or third quarter of 2015.

The Merger Agreement may be terminated by each of PHI and Exelon under certain circumstances, including if the Merger is not consummated by July 29, 2015 (subject to extension to October 29, 2015, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for both PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals or the breach by Exelon of its obligations in respect of obtaining regulatory approvals (a Regulatory Termination), Exelon will pay PHI a reverse termination fee equal to the purchase price paid up to the date of termination by Exelon to purchase the Non-voting Preferred Stock (the Preferred Stock Purchase Price), through PHI’s redemption of the Non-voting Preferred Stock for nominal consideration. If the Merger Agreement is terminated other than for a Regulatory Termination, PHI will be required to redeem the Non-voting Preferred Stock for a redemption price equal to the Preferred Stock Purchase Price.

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

Each of Power Delivery and Pepco Energy Services constitutes a separate segment for financial reporting purposes. Through its wholly-owned subsidiary Potomac Capital Investment Corporation (PCI), PHI maintained a portfolio of cross-border energy lease investments. PHI completed the termination of its interests in its cross-border energy lease investments during 2013. As a result, the cross-border energy lease investments, which comprised substantially all of the operations of the Other Non-Regulated segment, are being accounted for as discontinued operations. The remaining operations of the Other Non-Regulated segment, which no longer meet the definition of a separate segment for financial reporting purposes, are being included in Corporate and Other.

The following table sets forth the percentage contributions to consolidated operating revenue and operating income from continuing operations attributable to PHI segments for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Percentage of Consolidated Operating Revenue
Power Delivery	96%	95%
Pepco Energy Services	4%	5%
Corporate and Other	—	—
Percentage of Consolidated Operating Income
Power Delivery	98%	92%
Pepco Energy Services	—	2%
Corporate and Other	2%	6%
Percentage of Power Delivery Operating Revenue
Power Delivery Electric	92%	92%
Power Delivery Gas	8%	8%

Agreement and Plan of Merger

On April 29, 2014, PHI entered into an Agreement and Plan of Merger (the Merger Agreement) with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly-owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly-owned subsidiary of Exelon. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of PHI (other than (i) shares owned by Exelon, Merger Sub or any other direct or indirect wholly-owned subsidiary of Exelon and shares owned by PHI or any direct or indirect wholly-owned subsidiary of PHI, and in each case not held on behalf of third parties (but not including shares held by PHI in any rabbi trust or similar arrangement in respect of any compensation plan or arrangement) and (ii) shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law), will be canceled and converted into the right to receive $27.25 in cash, without interest.

In connection with the Merger, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable preferred stock, par value $0.01 per share (the Non-voting Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Non-voting Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement, up to a maximum of 18,000 shares of Non-voting Preferred Stock for a maximum aggregate consideration of $180 million. The Non-voting Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly. The proceeds from the issuance of the Non-voting Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Non-voting Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

PEPCO HOLDINGS

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of common stock of PHI, (ii) the receipt of regulatory approvals required to consummate the Merger, including approvals from FERC, the Federal Communications Commission, the DPSC, the DCPSC, the MPSC, the NJBPU and the Virginia State Corporation Commission, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (iv) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (b) each party’s compliance with its obligations and covenants contained in the Merger Agreement (including covenants that may limit, restrict or prohibit PHI and its subsidiaries from taking specified actions during the period between the date of the Merger Agreement and the closing of the Merger or the termination of the Merger Agreement). In addition, the obligations of Exelon and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing terms, conditions, obligations or commitments, individually or in the aggregate, that constitute a burdensome condition (as defined in the Merger Agreement). The parties currently anticipate that the closing will occur in the second or third quarter of 2015.

The Merger Agreement may be terminated by each of PHI and Exelon under certain circumstances, including if the Merger is not consummated by July 29, 2015 (subject to extension to October 29, 2015, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for both PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals or the breach by Exelon of its obligations in respect of obtaining regulatory approvals (a Regulatory Termination), Exelon will pay PHI a reverse termination fee equal to the purchase price paid up to the date of termination by Exelon to purchase the Non-voting Preferred Stock (the Preferred Stock Purchase Price), through PHI’s redemption of the Non-voting Preferred Stock for nominal consideration. If the Merger Agreement is terminated other than for a Regulatory Termination, PHI will be required to redeem the Non-voting Preferred Stock for a redemption price equal to the Preferred Stock Purchase Price.

For further information on the Merger, the Merger Agreement and the Subscription Agreement, please refer to the Current Report on Form 8-K filed by PHI, Pepco, DPL and ACE on April 30, 2014 and the agreements filed as exhibits thereto. The foregoing description of the Merger does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Merger Agreement and the Subscription Agreement.

PEPCO HOLDINGS

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

PEPCO HOLDINGS

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

A central component of the smart grid is AMI, a system that collects, measures and analyzes energy usage data from advanced digital meters, known as “smart meters.” Also critical to the operation of the smart grid is distribution automation technology, which is comprised of automated devices that have internal intelligence and can be controlled remotely to better manage power flow and restore service quickly and more safely. Both the advanced metering infrastructure (AMI) system and distribution automation are enabled by advanced technology that communicates with devices installed on the energy delivery system and transmits energy usage data to the host utility. The implementation of the AMI system and distribution automation involves an integration of technologies provided by multiple vendors.

The District of Columbia Public Service Commission (DCPSC), the Maryland Public Service Commission (MPSC) and the DPSC have approved the creation by PHI’s utility subsidiaries of regulatory assets to defer AMI costs between rate cases and to accrue returns on the deferred costs. Thus, these costs will be recovered in the future through base rates; however, for AMI costs incurred by Pepco in Maryland with respect to test years after 2011, pursuant to an MPSC order, the recovery of such costs will be allowed when Pepco demonstrates that the AMI system is cost-effective. The MPSC’s July 2013 order in Pepco’s November 2012 electric distribution base rate application excluded the cost of AMI meters from Pepco’s rate base until such time as Pepco demonstrates the cost effectiveness of the AMI system. As a result, costs for AMI meters incurred with respect to the 2012 test year and beyond will be treated as other incremental AMI costs incurred in conjunction with the deployment of the AMI system that are deferred and on which a return is earned, but only until such cost effectiveness has been demonstrated and such costs are included in rates.

In 2010, two of PHI’s utility subsidiaries were granted cash awards in the aggregate amount of $168 million by the U.S. Department of Energy to support their smart grid initiatives.

•	Pepco was awarded $149 million for AMI, direct load control, distribution automation and communications infrastructure, of which $148 million has been received through March 31, 2014.

•	ACE was awarded $19 million for direct load control, distribution automation and communications infrastructure, of which $18 million has been received through March 31, 2014.

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

In an effort to minimize the effects of regulatory lag, PHI’s utility subsidiaries had been filing electric distribution base rate cases every nine to twelve months in each of their jurisdictions, pursuing alternative ratemaking mechanisms, evaluating potential reductions in planned capital expenditures, and discussing with the regulatory community and other stakeholders the changing regulatory model economics that are causing regulatory lag.

As further described in the General Overview, on April 29, 2014, PHI entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings. In addition, the regulatory commissions may seek to suspend or delay one or more of the ongoing proceedings as a result of the Merger Agreement.

MAPP Settlement Agreement

On February 28, 2014, FERC issued an order approving the settlement agreement submitted by Pepco and DPL in connection with Pepco’s and DPL’s proceeding seeking recovery of approximately $88 million in abandonment costs related to the Mid-Atlantic Power Pathway (MAPP) project. PHI had been directed by PJM to construct the MAPP project, a 152-mile high-voltage interstate transmission line, and was subsequently directed by PJM to cancel it. The abandonment costs sought for recovery were subsequently reduced to $82 million from write-offs of certain disallowed costs in 2013 and transfers of materials to inventories for use on other projects. Under the terms of the FERC-approved settlement agreement, Pepco and DPL will receive $80.5 million of transmission revenues over a three-year period, which began on June 1, 2013, and will retain title to all real property and property rights acquired in connection with the MAPP project, which had an estimated fair value of $8 million. The FERC-approved settlement agreement resolves all issues concerning the recovery of abandonment costs associated with the cancellation of the MAPP project, and the terms of the settlement agreement are not subject to modification through any other FERC proceeding. As of March 31, 2014, PHI had a regulatory asset related to the MAPP abandonment costs of approximately $52 million, net of amortization, and land of $8 million. PHI expects to recognize pre-tax income related to the MAPP abandonment costs of $3 million in 2014 and $1 million in 2015.

PEPCO HOLDINGS

Transmission ROE Challenge

On February 27, 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Electric Municipal Corporation, Inc., filed a joint complaint with FERC against Pepco, DPL and ACE, as well as Baltimore Gas and Electric Company. The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that PHI’s utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. As currently authorized, the 10.8% base ROE for facilities placed into service prior to 2006 is eligible for a 50-basis-point incentive adder for being a member of a regional transmission organization. PHI, Pepco, DPL and ACE believe the allegations in this complaint are without merit and are vigorously contesting it. On April 3, 2013, Pepco, DPL and ACE filed their answer to this complaint, requesting that FERC dismiss the complaint against them on the grounds that it failed to meet the required burden to demonstrate that the existing rates and protocols are unjust and unreasonable. PHI cannot predict when a final FERC decision in this proceeding will be issued. Under the Merger Agreement, PHI is permitted, and will continue, to pursue the conclusion of this matter.

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

PHI guarantees the obligations of Pepco Energy Services under certain contracts in its energy savings performance contracting business and underground transmission and distribution construction business. At March 31, 2014, PHI’s guarantees of Pepco Energy Services’ obligations under these contracts totaled $188 million. PHI also guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for construction projects. These guarantees totaled $237 million at March 31, 2014.

During 2012, Pepco Energy Services deactivated its Buzzard Point and Benning Road oil-fired generation facilities. Pepco Energy Services has determined that it will pursue the demolition of the Benning Road generation facility and realize the scrap metal salvage value of the facility. The demolition of the facility commenced in the fourth quarter of 2013 and is expected to be completed in early 2015. Pepco Energy Services will recognize the salvage proceeds associated with the scrap metals at the facility as realized.

Corporate and Other

Between 1990 and 1999, PCI entered into certain transactions involving investments in aircraft and aircraft equipment, railcars and other assets. In connection with these transactions, PCI recorded deferred tax assets in prior years of $101 million in the aggregate. After evaluating events that took place during the first quarter of 2013, PCI established valuation allowances against these deferred tax assets totaling $101 million in the first quarter of 2013. Further, during the fourth quarter of 2013, in light of additional court decisions in favor of the Internal Revenue Service (IRS) involving other taxpayers, and after consideration of all relevant factors, management determined that it would abandon the further pursuit of these deferred tax assets, and these assets totaling $101 million were charged off against the previously established valuation allowances. The remaining operations of the former Other Non-Regulated segment are now included in Corporate and Other.

PEPCO HOLDINGS

Discontinued Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, all references to continuing operations exclude the following discontinued operations.

Cross-Border Energy Lease Investments

Through its subsidiary PCI, PHI held a portfolio of cross-border energy lease investments. During 2013, PHI completed the termination of its interest in its cross-border energy lease investments and, as a result, these investments are being accounted for as discontinued operations.

As discussed in Note (14), “Commitments and Contingencies – PHI’s Cross-Border Energy Lease Investments,” to the consolidated financial statements of PHI, PHI is involved in ongoing litigation with the IRS concerning certain benefits associated with previously held investments in cross-border energy leases. On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which PHI is not a party) that disallowed tax benefits associated with Consolidated Edison’s cross-border lease transaction. As a result of the court’s ruling in this case, PHI determined in the first quarter of 2013 that its tax position with respect to the benefits associated with its cross-border energy leases no longer met the more-likely-than-not standard of recognition for accounting purposes, and PHI recorded non-cash after-tax charges of $323 million in the first quarter of 2013 consisting of the following components:

•	A non-cash pre-tax charge of $373 million ($307 million after-tax) to reduce the carrying value of these cross-border energy lease investments under Financial Accounting Standards Board (FASB) guidance on leases (Accounting Standards Codification (ASC) 840). This pre-tax charge was originally recorded in the consolidated statements of income (loss) as a reduction in operating revenue and is now reflected in loss from discontinued operations, net of income taxes.

•	A non-cash charge of $16 million after-tax to reflect the anticipated additional net interest expense under FASB guidance for income taxes (ASC 740), related to estimated federal and state income tax obligations for the period over which the tax benefits may be disallowed. This after-tax charge was originally recorded in the consolidated statements of income (loss) as an increase in income tax expense and is now reflected in loss from discontinued operations, net of income taxes. The after-tax interest charge for PHI on a consolidated basis was $70 million and this amount was allocated to each member of PHI’s consolidated group as if each member was a separate taxpayer, resulting in the recognition of a $12 million interest benefit for the Power Delivery segment and interest expense of $16 million for PCI and $66 million for Corporate and Other, respectively.

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

Earnings Overview

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

	2014	2013	Change
	(millions of dollars)
Power Delivery	$79	$58	$21
Pepco Energy Services	—	2	(2)
Corporate and Other	(4)	(171)	167

Net Income (Loss) from Continuing Operations	75	(111)	186
Discontinued Operations	—	(319)	319

Total PHI Net Income (Loss)	$75	$(430)	$505

Net income from continuing operations for the three months ended March 31, 2014 was $75 million, or $0.30 per share, compared to a loss of $111 million, or $0.47 per share, for the three months ended March 31, 2013.

The net loss from continuing operations for the three months ended March 31, 2013 included the charges set forth below in Corporate and Other, which are presented, where applicable, net of related federal and state income taxes and are in millions of dollars:

• Charge to establish valuation allowances related to certain PCI deferred tax assets	$ 101

•    Charge to reflect the anticipated additional interest expense on estimated federal and state income tax obligations allocated to Corporate and Other (as if it were a separate taxpayer) resulting from the change in assessment of the tax benefits associated with the cross-border energy lease investments ($102 million pre-tax)

$ 66

Excluding the items listed above for the three months ended March 31, 2013, net income from continuing operations would have been $56 million, or $0.24 per share. PHI discloses net income from continuing operations and related per share data excluding these items because management believes that these items are not representative of PHI’s ongoing business operations. Management uses this information, and believes that such information is useful to investors, in evaluating PHI’s period-over-period performance. The inclusion of this disclosure is intended to complement, and should not be considered as an alternative to, PHI’s reported net income from continuing operations and related per share data in accordance with GAAP.

Net loss from discontinued operations was $319 million, or $1.35 per share for the three months ended March 31, 2013.

Discussion of Operating Segment Net Income Variances:

Power Delivery’s $21 million increase in earnings was primarily due to the following:

•	An increase of $13 million from electric distribution base rate increases (Pepco in the District of Columbia and Maryland, DPL in Maryland and Delaware and ACE in New Jersey).

•	An increase of $9 million due to lower operation and maintenance expense, primarily associated with higher system maintenance in 2013 and the allowed recovery in 2014 of certain previously expensed rate case costs in accordance with a District of Columbia rate order.

•	An increase of $7 million primarily due to higher sales from colder winter weather.

PEPCO HOLDINGS

•	An increase of $5 million primarily due to Pepco and DPL customer growth.

•	An increase of $2 million related to a gain recorded in 2014 associated with the condemnation of certain Pepco transmission property.

•	A decrease of $11 million associated with higher interest benefits recorded in 2013 related to uncertain and effectively settled tax positions.

•	A decrease of $6 million due to higher depreciation and amortization expense, primarily resulting from increases in plant investment and regulatory assets, partially offset by lower depreciation rates.

Corporate and Other’s $167 million decrease in net loss was primarily due to the following:

•	An after-tax charge of $101 million in 2013 to establish valuation allowances against certain PCI deferred tax assets.

•	An after-tax charge of $66 million in 2013 to reflect the anticipated additional interest expense allocated to Corporate and Other related to changes in PHI’s consolidated estimated federal and state income tax obligations resulting from the change in assessment regarding the tax benefits related to the cross-border energy lease investments.

Discussion of Discontinued Operations Variance:

The net loss from discontinued operations for the three months ended March 31, 2014 decreased by $319 million primarily as a result of the following:

•	An aggregate after-tax charge of $307 million recorded in 2013 to reduce the carrying value of PCI’s cross-border energy lease investments ($373 million pre-tax).

•	An after-tax charge of $16 million recorded in 2013 to reflect the anticipated additional interest expense on estimated federal and state income tax obligations allocated to PCI (as if it were a separate taxpayer) resulting from the change in assessment of the tax benefits associated with the cross-border energy lease investments ($25 million pre-tax).

Consolidated Results of Operations

The following results of operations discussion compares the three months ended March 31, 2014 to the three months ended March 31, 2013. All amounts in the tables (except sales and customers) are in millions of dollars.

Continuing Operations

Operating Revenue

A detail of the components of PHI’s consolidated operating revenue is as follows:

	2014	2013	Change
Power Delivery	$1,272	$1,124	$148
Pepco Energy Services	60	56	4
Corporate and Other	(2)	—	(2)

Total Operating Revenue	$1,330	$1,180	$150

PEPCO HOLDINGS

Power Delivery

The following table categorizes Power Delivery’s operating revenue by type of revenue.

	2014	2013	Change
Regulated T&D Electric Revenue	$539	$491	$48
Default Electricity Supply Revenue	619	531	88
Other Electric Revenue	17	17	—

Total Electric Operating Revenue	1,175	1,039	136

Regulated Gas Revenue	87	73	14
Other Gas Revenue	10	12	(2)

Total Gas Operating Revenue	97	85	12

Total Power Delivery Operating Revenue	$1,272	$1,124	$148

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

Regulated T&D Electric

	2014	2013	Change
Regulated T&D Electric Revenue
Residential	$204	$184	$20
Commercial and industrial	226	216	10
Transmission and other	109	91	18

Total Regulated T&D Electric Revenue	$539	$491	$48

PEPCO HOLDINGS

	2014	2013	Change
Regulated T&D Electric Sales (Gigawatt hours (GWh))
Residential	5,056	4,715	341
Commercial and industrial	7,139	7,120	19
Transmission and other	69	70	(1)

Total Regulated T&D Electric Sales	12,264	11,905	359

	2014	2013	Change
Regulated T&D Electric Customers (in thousands)
Residential	1,654	1,643	11
Commercial and industrial	200	198	2
Transmission and other	2	2	—

Total Regulated T&D Electric Customers	1,856	1,843	13

Regulated T&D Electric Revenue increased by $48 million primarily due to:

•	An increase of $21 million due to electric distribution base rate increases (Pepco in the District of Columbia effective October 2013, and in Maryland effective July 2013; DPL in Maryland effective September 2013, and in Delaware effective October 2013; ACE effective July 2013).

•	An increase of $7 million due to higher sales primarily as a result of colder weather during the 2014 winter months, as compared to 2013.

•	An increase of $7 million in transmission revenue related to the recovery of MAPP abandonment costs, as approved by FERC (which is offset in Depreciation and Amortization).

•	An increase of $5 million in transmission revenue related to the resale by DPL of renewable energy in Delaware (which is substantially offset in Purchased Energy and Depreciation and Amortization).

•	An increase of $5 million due to Pepco and DPL customer growth in 2014, primarily in the residential class.

•	An increase of $4 million due to an EmPower Maryland (a Maryland demand-side management program for Pepco and DPL) rate increase effective February 2014 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $3 million in transmission revenue rates effective June 1, 2013 related to increases in transmission plant investment and operating expenses.

•	An increase of $1 million in transmission revenue primarily attributable to a peak-load rate increase effective January 2014.

•	An increase of $1 million in capacity revenue as a result of expanding Maryland demand side management programs (which is partially offset in Depreciation and Amortization).

PEPCO HOLDINGS

The aggregate amount of these increases was partially offset by:

•	A decrease of $5 million primarily due to a rate decrease effective May 2013 associated with the Renewable Portfolio Surcharge in Delaware (which is substantially offset in Fuel and Purchased Energy and Depreciation and Amortization).

•	A decrease of $2 million due to lower non-weather related average residential, commercial and industrial customer usage.

Default Electricity Supply

	2014	2013	Change
Default Electricity Supply Revenue
Residential	$383	$375	$8
Commercial and industrial	141	124	17
Other	95	32	63

Total Default Electricity Supply Revenue	$619	$531	$88

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale by ACE in the PJM regional transmission organization (PJM RTO) market of energy and capacity purchased under contracts with unaffiliated non-utility generators (NUGs), and (ii) revenue from transmission enhancement credits.

	2014	2013	Change
Default Electricity Supply Sales (GWh)
Residential	4,054	3,818	236
Commercial and industrial	1,308	1,255	53
Other	11	20	(9)

Total Default Electricity Supply Sales	5,373	5,093	280

	2014	2013	Change
Default Electricity Supply Customers (in thousands)
Residential	1,357	1,354	3
Commercial and industrial	126	127	(1)
Other	—	—	—

Total Default Electricity Supply Customers	1,483	1,481	2

Default Electricity Supply Revenue increased by $88 million primarily due to:

•	An increase of $64 million in wholesale energy and capacity resale revenues primarily due to higher market prices for the resale of electricity and capacity purchased from NUGs.

•	An increase of $31 million due to higher sales primarily as a result of colder weather during the 2014 winter months, as compared to 2013.

•	An increase of $4 million due to higher sales, primarily as a result of customer migration from competitive suppliers.

PEPCO HOLDINGS

The aggregate amount of these increases was partially offset by:

•	A net decrease of $6 million as a result of lower ACE and DPL Default Electricity Supply rates, partially offset by higher Pepco rates.

•	A decrease of $5 million due to lower DPL non-weather related average customer usage.

Regulated Gas

	2014	2013	Change
Regulated Gas Revenue
Residential	$54	$48	$6
Commercial and industrial	29	22	7
Transportation and other	4	3	1

Total Regulated Gas Revenue	$87	$73	$14

	2014	2013	Change
Regulated Gas Sales (million cubic feet)
Residential	4,773	4,072	701
Commercial and industrial	2,633	2,061	572
Transportation and other	2,380	2,432	(52)

Total Regulated Gas Sales	9,786	8,565	1,221

	2014	2013	Change
Regulated Gas Customers (in thousands)
Residential	117	115	2
Commercial and industrial	10	10	—
Transportation and other	—	—	—

Total Regulated Gas Customers	127	125	2

DPL’s natural gas service territory is located in New Castle County, Delaware. Several key industries contribute to the economic base as well as to growth, as follows:

•	Commercial activities in the region include banking, government, insurance, real estate, shopping malls, casinos and tourism.

•	Industrial activities in the region include chemical, pharmaceutical, steel manufacturing and oil refining.

Regulated Gas Revenue increased by $14 million primarily due to:

•	An increase of $10 million due to higher sales primarily as a result of colder weather during the winter months of 2014 as compared to 2013.

•	An increase of $3 million due to a distribution rate increase effective July 2013.

•	An increase of $2 million due to customer growth primarily in the residential customer class.

•	An increase of $1 million due to higher non-weather related average customer usage.

The aggregate amount of these increases was partially offset by a decrease of $2 million due to a Gas Cost Rate (GCR) decrease effective November 2013.

PEPCO HOLDINGS

Other Gas Revenue

Other Gas Revenue decreased by $2 million primarily due to lower average prices and lower volumes for off-system sales to electric generators and gas marketers.

Pepco Energy Services

Pepco Energy Services’ operating revenue increased by $4 million primarily due to:

•	An increase of $10 million primarily in energy savings construction activities.

•	An increase of $2 million associated with the thermal business in Atlantic City.

•	A decrease of $7 million in underground transmission and distribution construction activities.

Operating Expenses

Fuel and Purchased Energy and Other Services Cost of Sales

A detail of PHI’s consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:

	2014	2013	Change
Power Delivery	$614	$562	$52
Pepco Energy Services	47	40	7
Corporate and Other	(1)	—	(1)

Total	$660	$602	$58

Power Delivery

Power Delivery’s Fuel and Purchased Energy consists of the cost of electricity and natural gas purchased by its utility subsidiaries to fulfill their respective Default Electricity Supply and Regulated Gas obligations and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of natural gas purchased for off-system sales. Fuel and Purchased Energy expense increased by $52 million primarily due to:

•	A net increase of $32 million due to higher average electricity costs under Pepco and DPL Default Electricity Supply contracts, partially offset by lower ACE costs under BGS contracts.

•	An increase of $24 million due to higher electricity sales primarily as a result of colder weather during the 2014 winter months, as compared to 2013.

•	An increase of $18 million in the cost of gas purchases for on-system sales as a result of higher average gas prices.

The aggregate amount of these increases was partially offset by:

•	A decrease of $9 million in deferred electricity expense primarily due to higher costs associated with Pepco and DPL Default Electricity Supply contracts, which resulted in a lower rate of recovery of Default Electricity Supply costs.

•	A decrease of $6 million from the settlement of financial hedges entered into as part of DPL’s hedge program for the purchase of regulated natural gas.

•	A decrease of $5 million in deferred gas expense as a result of a lower rate of recovery of natural gas supply costs.

•	A decrease of $3 million in the cost of gas purchases for off-system sales as a result of lower volumes.

PEPCO HOLDINGS

Pepco Energy Services

Pepco Energy Services’ Fuel and Purchased Energy and Other Services Cost of Sales increased by $7 million primarily due to:

•	An increase of $10 million primarily associated with increased energy savings construction activity.

•	An increase of $1 million associated with the thermal business in Atlantic City.

•	A decrease of $5 million due to lower underground transmission and distribution construction activities.

Other Operation and Maintenance

A detail of PHI’s Other Operation and Maintenance expense is as follows:

	2014	2013	Change
Power Delivery	$219	$231	$(12)
Pepco Energy Services	11	12	(1)
Corporate and Other	(14)	(16)	2

Total	$216	$227	$(11)

Power Delivery

Other Operation and Maintenance expense for Power Delivery decreased by $12 million primarily due to:

•	A decrease of $9 million associated with higher system maintenance and tree trimming costs in 2013.

•	A decrease of $3 million in customer service costs.

•	A decrease of $3 million resulting from the 2013 write-off of disallowed MAPP and associated transmission project costs.

•	A decrease of $3 million due to the deferral of distribution rate case costs previously charged to Other Operation and Maintenance expense. The deferral was recorded in accordance with a DCPSC rate order issued in March 2014 authorizing the establishment of a regulatory asset for the recovery of these costs.

•	A decrease of $1 million in employee-related costs, primarily related to benefits.

The aggregate amount of these decreases was partially offset by:

•	An increase of $5 million in bad debt expense of which $3 million is deferred and recoverable (offset in Deferred Electric Service Costs).

•	An increase of $3 million resulting from the 2013 deferral of certain customer service costs incurred in 2011 and 2012 that had been previously charged to Other Operation and Maintenance expense. The deferral was recorded in accordance with a MPSC order issued in January 2013 authorizing the establishment of a regulatory asset for the recovery of these costs.

Pepco Energy Services

Other Operation and Maintenance expense for Pepco Energy Services decreased by $1 million primarily due to lower personnel and proposal costs in its energy savings business.

PEPCO HOLDINGS

Depreciation and Amortization

Depreciation and Amortization expense increased by $21 million to $133 million in 2014 from $112 million in 2013 primarily due to:

•	An increase of $7 million in amortization of MAPP abandonment costs (which is offset in Regulated T&D Electric Revenue).

•	An increase of $5 million in amortization of regulatory assets primarily related to recoverable AMI costs, major storm costs and rate case costs.

•	An increase of $4 million in amortization due to the expiration in August 2013 of the excess depreciation reserve regulatory liability of ACE.

•	An increase of $3 million due to utility plant additions.

•	An increase of $3 million in amortization of regulatory assets primarily associated with the EmPower Maryland surcharge rate increase effective February 2014 (which is offset by a corresponding increase in Regulated T&D Electric Revenue).

The aggregate amount of these increases was partially offset by a decrease of $1 million in the Delaware Renewable Energy Portfolio Standards deferral (which is substantially offset by a corresponding increase in Fuel and Purchased Energy).

Deferred Electric Service Costs

Deferred Electric Service Costs, which relate only to ACE, represent (i) the over or under recovery of electricity costs incurred by ACE to fulfill its Default Electricity Supply obligation and (ii) the over or under recovery of New Jersey Societal Benefit Program (a statewide public interest program that is intended to benefit low income customers and address other public policy goals) costs incurred by ACE. The cost of electricity purchased is reported under Fuel and Purchased Energy and the corresponding revenue is reported under Default Electricity Supply Revenue. The cost of the New Jersey Societal Benefit Program is reported under Other Operation and Maintenance and the corresponding revenue is reported under Regulated T&D Electric Revenue.

Deferred Electric Service Costs increased by $43 million to an expense of $44 million in 2014 as compared to an expense of $1 million in 2013 primarily due to an increase in deferred electricity expense as a result of higher wholesale energy and capacity resale revenues primarily due to higher market prices for the resale of electricity and capacity purchased from the NUGs.

Other Income (Expenses)

Other Expenses (which are net of Other Income) decreased by $7 million to a net expense of $52 million in 2014 from a net expense of $59 million in 2013 primarily due to:

•	An increase of $4 million in income associated with a gain recorded in 2014 associated with the condemnation of certain Pepco transmission property.

•	A decrease of $2 million in interest expense primarily associated with lower short-term debt.

•	An increase of $1 million in income related to the allowance for funds used during construction (AFUDC) that is applied to capital projects.

PEPCO HOLDINGS

Income Tax Expense

PHI’s income tax expense decreased by $139 million to $46 million in 2014 from $185 million in 2013. PHI’s consolidated effective income tax rates for the three months ended March 31, 2014 and 2013 were 38.0% and 250.0%, respectively.

The decrease in the effective tax rate for the three months ended March 31, 2014 occurred as a result of a decrease in valuation allowances related to deferred tax assets and changes in estimates and interest related to uncertain and effectively settled tax positions that occurred during the first quarter of 2013.

The higher effective tax rate for the three months ended March 31, 2013 occurred as a result of recording $56 million of changes in estimates and interest related to uncertain and effectively settled tax positions in the first quarter of 2013. In addition, the higher effective tax rate resulted from the establishment of valuation allowances of $101 million in the first quarter of 2013 against certain deferred tax assets in PCI, which is now included in Corporate and Other. Between 1990 and 1999, PCI, through various subsidiaries, entered into certain transactions involving investments in aircraft and aircraft equipment, railcars and other assets. In connection with these transactions, PCI recorded deferred tax assets in prior years of $101 million in the aggregate. Following events that took place during the first quarter of 2013, which included (i) court decisions in favor of the IRS with respect to both Consolidated Edison’s cross-border lease transaction (as discussed in Note (17), “Discontinued Operations – Cross-Border Energy Lease Investments,” to the consolidated financial statements of PHI) and another taxpayer’s structured transactions, (ii) the change in PHI’s tax position with respect to the tax benefits associated with its cross-border energy leases, and (iii) PHI’s decision in March 2013 to begin to pursue the early termination of its remaining cross-border energy lease investments (which represented a substantial portion of the remaining assets within PCI) without the intent to reinvest these proceeds in income-producing assets, management evaluated the likelihood that PCI would be able to realize the $101 million of deferred tax assets in the future. Based on this evaluation, PCI established valuation allowances against these deferred tax assets totaling $101 million in the first quarter of 2013. Further, during the fourth quarter of 2013, in light of additional court decisions in favor of the IRS involving other taxpayers, and after consideration of the relevant factors, management determined that it would abandon the further pursuit of these deferred tax assets, and these assets totaling $101 million were charged off against the previously established valuation allowances.

Discontinued Operations

PHI’s loss from discontinued operations, net of income taxes, is comprised of the following:

	2014	2013	Change
Cross-border energy lease investments	$—	$(320)	$320
Pepco Energy Services’ retail electric and natural gas supply businesses	—	1	(1)

Loss from discontinued operations, net of income taxes	$—	$(319)	$319

For the three months ended March 31, 2014 and 2013, loss from discontinued operations, net of income taxes, was zero and $319 million, respectively. The increase of $319 million is comprised of the 2013 loss of $320 million related to PHI’s cross-border lease investments partially offset by a decrease of $1 million related to the retail electric and natural gas supply businesses at Pepco Energy Services.

The decrease in loss from discontinued operations, net of income taxes, for PHI’s cross-border energy lease investments is primarily due to after-tax non-cash charges of $323 million recorded in the first quarter of 2013 related to a change in assessment regarding the tax benefits related to the cross-border energy lease investments and consisting of a $373 million non-cash pre-tax charge ($307 million after-tax) to reduce the carrying value of the investments and a $16 million non-cash after-tax charge to reflect the anticipated additional interest expense related to the change in PCI’s estimated federal and state income tax obligations as if it were a separate taxpayer.

PEPCO HOLDINGS

The decrease in income from discontinued operations, net of income taxes, at Pepco Energy Services is due to the completion of the wind-down of the retail electric and natural gas supply businesses in 2013.

Capital Resources and Liquidity

This section discusses PHI’s working capital, cash flow activity, capital requirements and other uses and sources of capital.

Working Capital

At March 31, 2014, PHI’s current assets on a consolidated basis totaled $1.5 billion and its consolidated current liabilities totaled $1.9 billion, resulting in a working capital deficit of $448 million. PHI expects the working capital deficit at March 31, 2014 to be funded during 2014 in part through cash flows from operations and from the issuance of long-term debt. At December 31, 2013, PHI’s current assets on a consolidated basis totaled $1.4 billion and its consolidated current liabilities totaled $2.3 billion, for a working capital deficit of $915 million. The decrease of $467 million in the working capital deficit from December 31, 2013 to March 31, 2014 was primarily due to an increase in cash and restricted cash related to long-term debt issuances and lower net current income tax liabilities associated with the implementation of a new accounting standard, which required the offsetting of certain non-current deferred income tax assets against net current income tax liabilities.

At March 31, 2014, PHI’s consolidated cash and cash equivalents totaled $122 million, which consisted of cash and uncollected funds but excluded current Restricted Cash Equivalents (cash that is available to be used only for designated purposes) that totaled $202 million. At December 31, 2013, PHI’s consolidated cash and cash equivalents totaled $23 million, which consisted of cash and uncollected funds but excluded current Restricted Cash Equivalents that totaled $13 million. The increase in restricted cash equivalents is primarily due to $175 million in Pepco bond proceeds, which were used to repay in full at maturity $175 million of Pepco’s senior notes due April 15, 2014.

A detail of PHI’s short-term debt balance and current maturities of long-term debt and project funding balance is as follows:

	As of March 31, 2014 (millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Pepco Energy Services	PCI	PHI Consolidated
Variable Rate Demand Bonds	$—	$—	$105	$18	$—	$—	$—	$123
Commercial Paper	108	—	177	101	—	—	—	386

Total Short-Term Debt	$108	$—	$282	$119	$—	$—	$—	$509

Current Portion of Long-Term Debt and Project Funding	$—	$175	$100	$107	$42	$14	$11	$449

	As of December 31, 2013 (millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Pepco Energy Services	PCI	PHI Consolidated
Variable Rate Demand Bonds	$—	$—	$105	$18	$—	$—	$—	$123
Commercial Paper	24	151	147	120	—	—	—	442

Total Short-Term Debt	$24	$151	$252	$138	$—	$—	$—	$565

Current Portion of Long-Term Debt and Project Funding	$—	$175	$100	$107	$41	$12	$11	$446

PEPCO HOLDINGS

Commercial Paper

PHI, Pepco, DPL and ACE maintain commercial paper programs to address short-term liquidity needs. As of March 31, 2014, the maximum capacity available under these programs was $875 million, $500 million, $500 million and $350 million, respectively, subject to available borrowing capacity under the credit facility.

PHI, DPL and ACE had $108 million, $177 million and $101 million, respectively, of commercial paper outstanding at March 31, 2014. Pepco had no commercial paper outstanding as of March 31, 2014. The weighted average interest rate for commercial paper issued by PHI, Pepco, DPL and ACE during the three months ended March 31, 2014 was 0.49%, 0.27%, 0.26% and 0.26%, respectively. The weighted average maturity of all commercial paper issued by PHI, Pepco, DPL and ACE during the three months ended March 31, 2014 was one, six, six and three days, respectively.

Financing Activity During the Three Months Ended March 31, 2014

Bond Issuance

In March 2014, Pepco issued $400 million of 3.60% first mortgage bonds due March 15, 2024. Pepco used a portion of the net proceeds of the offering, of which $175 million was classified as restricted cash equivalents at March 31, 2014, to repay in full at maturity $175 million in aggregate principal amount of its 4.65% senior notes due April 15, 2014, plus accrued and unpaid interest.

Bond Payments

In January 2014, ACE Funding made principal payments of $7 million on its Series 2002-1 Bonds, Class A-3, and $3 million on its Series 2003-1 Bonds, Class A-2.

Sale of Receivables

On March 13, 2014, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project pursuant to a Task Order entered into under a General Services Administration area-wide agreement. The purchase price to be received by Pepco is approximately $12 million. The energy savings project, which is being performed by Pepco Energy Services, is expected to be completed by January 1, 2015. Pursuant to the purchase agreement, following acceptance of the energy savings project, the buyer will be entitled to receive the contract payments under the Task Order payable by the customer over approximately 9 years. At March 31, 2014, less than $1 million of the purchase price had been received by Pepco.

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

PEPCO HOLDINGS

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

For additional discussion of the Credit Facility, see Note (9), “Debt,” to the consolidated financial statements of PHI.

Cash and Credit Facility Available as of March 31, 2014

	Consolidated PHI	PHI Parent	Utility Subsidiaries
	(millions of dollars)
Credit Facility (Total Capacity)	$1,500	$750	$750
Less: Letters of Credit issued	2	2	—
Commercial Paper outstanding	386	108	278

Remaining Credit Facility Available	1,112	640	472
Cash Invested in Money Market Funds and on hand (a)	90	—	90

Total Cash and Credit Facility Available	$1,202	$640	$562

(a)	Cash and Cash Equivalents reported on the PHI consolidated balance sheet totaled $122 million, of which $90 million was invested in money market funds, and the balance was held in cash and uncollected funds.

Financing Activities Subsequent to March 31, 2014

Bond Payments

In April 2014, ACE Funding made principal payments of $7 million on its Series 2002-1 Bonds, Class A-3, and $3 million on its Series 2003-1 Bonds, Class A-2.

Bond Retirements

In April 2014, Pepco retired $175 million of its 4.65% senior notes. The senior notes were secured by a like principal amount of its 4.65% first mortgage bonds due April 15, 2014, which under Pepco’s mortgage and deed of trust were deemed to be satisfied when the senior notes were repaid.

PEPCO HOLDINGS

In April 2014, ACE caused the redemption, at maturity, of $18 million of tax-exempt unsecured variable rate demand bonds issued for the benefit of ACE by the Pollution Control Financing Authority of Salem County.

In April 2014, PCI repaid, at maturity, $11 million of bank loans.

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

Under the Pension Protection Act, if a plan incurs a funding shortfall in the preceding plan year, there can be required minimum quarterly contributions in the current and following plan years. In 2014, PHI, Pepco, DPL and ACE do not expect to make discretionary tax-deductible contributions to the PHI Retirement Plan. Management expects that the current balance of the PHI Retirement Plan assets is at least equal to the funding target liability for 2014 under the Pension Protection Act. During 2013, PHI, DPL and ACE made discretionary tax-deductible contributions to the PHI Retirement Plan in the amounts of $80 million, $10 million and $30 million, respectively. PHI satisfied the minimum required contribution rules under the Pension Protection Act in 2013. For additional discussion of PHI’s Pension and Other Postretirement Benefits, see Note (8), “Pension and Other Postretirement Benefits,” to the consolidated financial statements of PHI.

PHI provides certain postretirement health care and life insurance benefits for eligible retired employees. Most employees hired after January 1, 2005 or later will not have company subsidized retiree health care coverage; however, they will be able to purchase coverage at full cost through PHI.

PEPCO HOLDINGS

Based on the results of the 2013 actuarial valuation, PHI’s net periodic pension and other postretirement benefit (OPEB) costs were approximately $94 million in 2013. The current estimate of net periodic pension and other postretirement benefit cost for 2014 is $69 million. The utility subsidiaries are responsible for substantially all of the total PHI net periodic pension and OPEB costs. Approximately 37% of net periodic pension and OPEB costs were capitalized in 2013. PHI anticipates approximately 37% of its annual net periodic pension and OPEB costs will be capitalized in 2014.

Other Postretirement Benefit Plan Amendments

During 2013, PHI approved two amendments to its other postretirement benefits plan. These amendments impacted the retiree health care and retiree life insurance benefits, and were effective on January 1, 2014. As a result of the amendments, which were cumulatively significant, PHI remeasured its accumulated postretirement benefit obligation as of July 1, 2013. The remeasurement resulted in a $7 million reduction in net periodic benefit cost for other postretirement benefits during the three months ended March 31, 2014, when compared to the three months ended March 31, 2013.

Cash Flow Activity

PHI’s cash flows for the three months ended March 31, 2014 and 2013 are summarized below:

	Cash Source (Use)
	2014	2013	Change
	(millions of dollars)
Operating Activities	$284	$(176)	$460
Investing Activities	(285)	(296)	11
Financing Activities	100	572	(472)

Net increase in cash and cash equivalents	$99	$100	$(1)

Operating Activities

Cash flows from operating activities during the three months ended March 31, 2014 and 2013 are summarized below:

	Cash Source (Use)
	2014	2013	Change
	(millions of dollars)
Net income (loss) from continuing operations	$75	$(111)	$186
Non-cash adjustments to net income	125	109	16
Pension contributions	—	(60)	60
Advanced payment made to taxing authority	—	(242)	242
Changes in cash collateral related to derivative activities	(4)	17	(21)
Changes in other assets and liabilities	89	47	42
Changes in net current assets held for disposition or sale	(1)	64	(65)

Net cash from (used by) operating activities	$284	$(176)	$460

Net cash from operating activities increased $460 million for the three months ended March 31, 2014, compared to the same period in 2013. The increase was primarily due to an increase in net income of $186 million, a decrease in pension contributions of $60 million and a $242 million advanced payment to the IRS for estimated additional taxes and related interest made in 2013, partially offset by a $65 million reduction in net current assets held for disposition or sale associated with the early termination of all cross-border energy lease investments and the wind-down of Pepco Energy Services’ retail electric and natural gas supply businesses.

PEPCO HOLDINGS

Investing Activities

Cash flows used by investing activities during the three months ended March 31, 2014 and 2013 are summarized below:

	Cash (Use) Source
	2014	2013	Change
	(millions of dollars)
Investment in property, plant and equipment	$(282)	$(296)	$14
Department of Energy (DOE) capital reimbursement awards received	3	1	2
Proceeds from sale of land	4	—	4
Changes in restricted cash equivalents	(13)	2	(15)
Net other investing activities	3	(3)	6

Net cash used by investing activities	$(285)	$(296)	$11

Net cash used by investing activities decreased $11 million for the three months ended March 31, 2014, compared to the same period in 2013. The decrease was primarily due to $4 million of proceeds from the sale of land, an increase of $2 million in DOE reimbursements and a $6 million increase in other investing activities.

Financing Activities

Cash flows from financing activities during the three months ended March 31, 2014 and 2013 are summarized below:

	Cash (Use) Source
	2014	2013	Change
	(millions of dollars)
Dividends paid on common stock	$(68)	$(67)	$(1)
Common stock issued for the Direct Stock Purchase and Dividend Reinvestment Plan (DRP) and employee-related compensation (a)	13	15	(2)
Issuances of common stock	—	324	(324)
Issuances of long-term debt	400	250	150
Reacquisitions of long-term debt	(10)	(10)	—
Changes in restricted cash equivalents	(175)	—	(175)
(Repayments) issuances of short-term debt, net	(56)	26	(82)
Issuance of term loan	—	250	(250)
Repayment of term loan	—	(200)	200
Cost of issuances	(7)	(16)	9
Net other financing activities	3	—	3

Net cash from financing activities	$100	$572	$(472)

(a)	Prior to October 1, 2013, the DRP was named the Shareholder Dividend Reinvestment Plan.

Net cash from financing activities decreased $472 million for the three months ended March 31, 2014, compared to the same period in 2013. The decrease was primarily due to a net decrease of $50 million in term loans, issuances of common stock of $324 million primarily due to the settlement of the equity forward transaction in 2013 and an increase in restricted cash equivalents of $175 million, which were used to repay in full at maturity $175 million of Pepco’s senior notes due April 15, 2014, partially offset by an increase of $150 million in long-term debt issuances.

PEPCO HOLDINGS

Changes in Outstanding Long-Term Debt

Cash flows from the issuances and reacquisitions of long-term debt for the three months ended March 31, 2014 and 2013 are summarized below:

	Issuances
	2014	2013
	(millions of dollars)
Pepco
3.60% First mortgage bonds due 2024	$400	$—
4.15% First mortgage bonds due 2043	—	250

	$400	$250

	Reacquisitions
	2014	2013
	(millions of dollars)
ACE
Securitization bonds due 2013-2014	$10	$10

	$10	$10

Changes in Short-Term Debt

As of March 31, 2014, PHI had a total of $386 million of commercial paper outstanding as compared to $442 million of commercial paper outstanding as of December 31, 2013.

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

Capital Requirements

Capital Expenditures

Pepco Holdings’ capital expenditures for the three months ended March 31, 2014 were $282 million, of which $124 million was incurred by Pepco, $87 million was incurred by DPL, $53 million was incurred by ACE, less than $1 million was incurred by Pepco Energy Services and $18 million was incurred by Corporate and Other. The Power Delivery expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. Corporate and Other capital expenditures primarily consisted of hardware and software expenditures that will be allocated to Power Delivery when the assets are placed in service.

In its 2013 Form 10-K, PHI presented its projected capital expenditures for the five-year period 2014 through 2018, which reflected aggregate expenditures of $5,872 million. Projected capital expenditures include expenditures for distribution, transmission and gas delivery which primarily relate to facility replacements and upgrades to accommodate customer growth and service reliability, including capital expenditures for continuing reliability enhancement efforts. These projected capital expenditures also include expenditures for the smart grid programs undertaken by each of PHI’s utility subsidiaries to install smart meters, further automate their electric distribution systems and enhance their communications infrastructure. During the first quarter of 2014, PHI added to its projected capital expenditures for Power Delivery certain additional transmission projects at Pepco and ACE with

PEPCO HOLDINGS

aggregate projected capital expenditures of approximately $157 million over the five-year period 2014 through 2018, which will result in additional expenditures of $26 million in 2014, $46 million in 2015, $46 million in 2016, $38 million in 2017 and $1 million in 2018. The DC undergrounding initiative, which became law on May 3, 2014, will result in additional capital expenditures of approximately $1 million in 2014, $50 million in 2015, $75 million in 2016, $75 million in 2017 and $75 million in 2018.

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

During 2010, Pepco, ACE and the DOE signed agreements formalizing the $168 million in awards. Of the $168 million, $130 million is being used for the smart grid and other capital expenditures of Pepco and ACE. The remaining $38 million is being used to offset incremental expenditures associated with direct load control and other Pepco and ACE programs. During the three months ended March 31, 2014, Pepco and ACE received award payments of $4 million and less than $1 million, respectively. The cumulative award payments received by Pepco and ACE as of March 31, 2014, were $148 million and $18 million, respectively.

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

PHI guarantees the obligations of Pepco Energy Services under certain contracts in its energy savings performance contracting business and underground transmission and distribution construction business. At March 31, 2014, PHI’s guarantees of Pepco Energy Services’ obligations under these contracts totaled $188 million. PHI also guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for construction projects. These guarantees totaled $237 million at March 31, 2014.

In addition, PHI guarantees certain obligations of Pepco, DPL and ACE under surety bonds obtained by these subsidiaries, for construction projects and self-insured workers compensation matters. These guarantees totaled $54 million at March 31, 2014.

For additional discussion of PHI’s third party guarantees, indemnifications, obligations and off-balance sheet arrangements, see Note (14), “Commitments and Contingencies – Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements,” to the consolidated financial statements of PHI.

Dividends

On April 24, 2014, Pepco Holdings’ Board of Directors declared a dividend on common stock of 27 cents per share payable June 30, 2014 to stockholders of record on June 10, 2014. PHI had approximately $602 million and $595 million of retained earnings free of restrictions at March 31, 2014 and December 31, 2013, respectively.

PEPCO HOLDINGS

Contractual Arrangements with Credit Rating Triggers or Margining Rights

Under certain contractual arrangements entered into by PHI’s subsidiaries, the subsidiary may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit ratings of PHI or the subsidiary are downgraded. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. Based on contractual provisions in effect at March 31, 2014, a downgrade in the unsecured debt credit ratings of PHI and each of its rated subsidiaries to below “investment grade” would increase the collateral obligation of PHI and its subsidiaries by up to $44 million. This amount is attributable primarily to energy services contracts and accounts payable to independent system operators and distribution companies. PHI believes that it and its subsidiaries currently have sufficient liquidity to fund their operations and meet their financial obligations.

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

In addition to its base rates, some of the costs of providing distribution service are recovered through the operation of surcharges. Examples of costs recovered by PHI’s utility subsidiaries through surcharges, which vary depending on the jurisdiction, include: a surcharge to reimburse the utility for the cost of purchasing electricity from NUGs (New Jersey); surcharges to reimburse the utility for costs of public interest programs for low income customers and for demand-side management programs (New Jersey,

PEPCO HOLDINGS

Maryland, Delaware and the District of Columbia); a surcharge to pay the Transitional Bond Charge (New Jersey); surcharges to reimburse the utility for certain environmental costs (Delaware and Maryland); and surcharges related to the BSA (Maryland and the District of Columbia). Each utility subsidiary regularly reviews its distribution rates in each jurisdiction of its service territory, and files applications to adjust its rates as necessary in an effort to ensure that its revenues are sufficient to cover its operating expenses and its cost of capital. The timing of future rate filings and the change in the distribution rate requested will depend on a number of factors, including changes in revenues and expenses and the incurrence or the planned incurrence of capital expenditures. As further described in the General Overview, on April 29, 2014, PHI entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings. In addition, the regulatory commissions may seek to suspend or delay one or more of the ongoing proceedings as a result of the Merger Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Power Delivery Initiatives and Activities – Mitigation of Regulatory Lag.”

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

The following table shows, for each of the PHI utility subsidiaries, the authorized return on equity as determined in the most recently concluded base rate proceeding and the effective date of the authorized return:

	Authorized Return on Equity		Rate Effective Date
Pepco:
District of Columbia (electricity)	9.40%		April 2014
Maryland (electricity)	9.36%		July 2013
DPL:
Delaware (electricity)	9.70%		May 2014
Maryland (electricity)	9.81	% (a)	September 2013
Delaware (natural gas)	9.75	% (b)	November 2013
ACE:
New Jersey (electricity)	9.75%		July 2013

(a)	ROE has not been determined by any proceeding and is specified only for the purposes of calculating the AFUDC and regulatory asset carrying costs.
(b)	ROE has not been determined by any proceeding and is specified only for reporting purposes and for calculating the AFUDC, construction work in progress, regulatory asset carrying costs and other accounting metrics.

Transmission

The rates Pepco, DPL and ACE are permitted to charge for the transmission of electricity are regulated by FERC and are based on each utility’s transmission rate base, transmission operating expenses and an overall rate of return that is approved by FERC. For each utility subsidiary, FERC has approved a formula for the calculation of the utility transmission rate, which is referred to as a “formula rate.” The formula rates include both fixed and variable elements. Certain of the fixed elements, such as the return on equity

PEPCO HOLDINGS

and depreciation rates, can be changed only in a FERC transmission rate proceeding. The variable elements of the formula, including the utility’s rate base and operating expenses, are updated annually, effective June 1 of each year, with data from the utility’s most recent annual FERC Form 1 filing. See Note (7), “Regulatory Matters – Rate Proceedings – Federal Energy Regulatory Commission” to the consolidated financial statements of PHI, regarding certain challenges to DPL’s 2011, 2012 and 2013 annual formula rate updates.

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

Legal Proceedings and Regulatory Matters

For a discussion of legal proceedings, see Note (14), “Commitments and Contingencies,” to the consolidated financial statements of PHI, and for a discussion of regulatory matters, see Note (7), “Regulatory Matters,” to the consolidated financial statements of PHI.

Critical Accounting Policies

For a discussion of Pepco Holdings’ critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Pepco Holdings’ 2013 Form 10-K. There have been no material changes to PHI’s critical accounting policies as disclosed in the 2013 Form 10-K.

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

General Overview

Pepco is engaged in the transmission and distribution of electricity in the District of Columbia and major portions of Prince George’s County and Montgomery County in suburban Maryland. Pepco also provides Default Electricity Supply. Pepco’s service territory covers approximately 640 square miles and, as of March 31, 2014, had a population of approximately 2.2 million. As of March 31, 2014, approximately 58% of delivered electricity sales were to Maryland customers and approximately 42% were to District of Columbia customers.

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

Agreement and Plan of Merger

On April 29, 2014, PHI entered into an Agreement and Plan of Merger (the Merger Agreement) with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly-owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly-owned subsidiary of Exelon. For additional information regarding the Merger, see PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger.”

PEPCO

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

Smart Grid

Pepco is building a “smart grid” which is designed to meet the challenges of rising energy costs, improve service reliability of the energy distribution system, provide timely and accurate customer information and address government energy reduction goals. For a discussion of the smart grid, see PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Power Delivery Initiatives and Activities – Smart Grid Initiatives.”

PEPCO

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

MAPP Settlement Agreement

On February 28, 2014, FERC issued an order approving the settlement agreement submitted by Pepco in connection with its’ proceeding seeking recovery of approximately $50 million in abandonment costs related to the MAPP project. Pepco had been directed by PJM to construct the MAPP project, a 152-mile high-voltage interstate transmission line, and was subsequently directed by PJM to cancel it. The abandonment costs sought for recovery were subsequently reduced to $45 million from write-offs of certain disallowed costs in 2013 and transfers of materials to inventories for use on other projects. Under the terms of the FERC-approved settlement agreement, Pepco will receive approximately $43.9 million of transmission revenues over a three-year period, which began on June 1, 2013, and will retain title to all real property and property rights acquired in connection with the MAPP project, which had an estimated fair value of $2 million. The FERC-approved settlement agreement resolves all issues concerning the recovery of abandonment costs associated with the cancellation of the MAPP project, and the terms of the settlement agreement are not subject to modification through any other FERC proceeding. As of March 31, 2014, Pepco had a regulatory asset related to the MAPP abandonment costs of approximately $30 million, net of amortization, and land of $2 million. Pepco does not expect to recognize any further pre-tax income related to the MAPP abandonment costs.

Transmission ROE Challenge

On February 27, 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Electric Municipal Corporation, Inc., filed a joint complaint with FERC against Pepco, among others. The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that Pepco provides. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for Pepco is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. As currently authorized, the 10.8% base ROE for facilities placed into service prior to 2006 is eligible for a 50-basis-point incentive adder for being a member of a regional transmission organization. Pepco believes the allegations in this complaint are without merit and is vigorously contesting it. On April 3, 2013, Pepco filed its answer to this complaint, requesting that FERC dismiss the complaint against it on the grounds that it failed to meet the required burden to demonstrate that the existing rates and protocols are unjust and unreasonable. Pepco cannot predict when a final FERC decision in this proceeding will be issued. Under the Merger Agreement, PHI is permitted, and will continue, to pursue the conclusion of this matter.

PEPCO

Earnings Overview

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Pepco’s net income for the three months ended March 31, 2014 was $32 million compared to $23 million for the three months ended March 31, 2013. The $9 million increase in earnings was primarily due to the following:

•	An increase of $5 million due to lower operation and maintenance expense primarily associated with higher tree trimming costs in 2013 and a decrease resulting from the allowed recovery in 2014 of certain previously expensed rate case costs in accordance with a District of Columbia rate order.

•	An increase of $4 million from electric distribution base rate increases in the District of Columbia and in Maryland.

•	An increase of $2 million due to customer growth.

•	An increase of $2 million in other income related to a gain recorded in 2014 associated with the condemnation of certain transmission property.

•	A decrease of $5 million due to lower tax benefits related to uncertain and effectively settled tax positions.

Results of Operations

The following results of operations discussion compares the three months ended March 31, 2014 to the three months ended March 31, 2013. All amounts in the tables (except sales and customers) are in millions of dollars.

A condensed summary of Pepco’s statement of income for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, is set forth in the table below:

	2014	2013	Change
Operating revenue	$535	$477	$58
Purchased energy	230	192	38
Other operation and maintenance	93	102	(9)
Depreciation and amortization	56	47	9
Other taxes	90	89	1
Total operating expenses	469	430	39
Operating income	66	47	19
Other income (expenses)	(18)	(22)	4
Income before income tax expense	48	25	23
Income tax expense	16	2	14

Net income	$32	$23	$9

PEPCO

Operating Revenue

	2014	2013	Change
Regulated T&D Electric Revenue	$288	$269	$19
Default Electricity Supply Revenue	238	199	39
Other Electric Revenue	9	9	—

Total Operating Revenue	$535	$477	$58

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

Regulated T&D Electric

	2014	2013	Change
Regulated T&D Electric Revenue
Residential	$86	$79	$7
Commercial and industrial	156	149	7
Transmission and other	46	41	5

Total Regulated T&D Electric Revenue	$288	$269	$19

	2014	2013	Change
Regulated T&D Electric Sales (GWh)
Residential	2,347	2,149	198
Commercial and industrial	4,269	4,161	108
Transmission and other	45	45	—

Total Regulated T&D Electric Sales	6,661	6,355	306

	2014	2013	Change
Regulated T&D Electric Customers (in thousands)
Residential	729	722	7
Commercial and industrial	75	74	1
Transmission and other	—	—	—

Total Regulated T&D Electric Customers	804	796	8

PEPCO

Regulated T&D Electric Revenue increased by $19 million primarily due to:

•	An increase of $6 million due to electric distribution base rate increases in the District of Columbia effective October 2013 and in Maryland effective July 2013.

•	An increase of $4 million in transmission revenue related to the recovery of MAPP abandonment costs, as approved by FERC (which is offset in Depreciation and Amortization).

•	An increase of $4 million due to customer growth in 2014, primarily in the residential class.

•	An increase of $3 million due to an EmPower Maryland rate increase effective February 2014 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $1 million in transmission revenue rates effective June 1, 2013 related to increases in transmission plant investment and operating expenses.

•	An increase of $1 million in capacity revenue as a result of expanding Maryland demand side management programs (which is partially offset in Depreciation and Amortization).

The aggregate amount of these increases was partially offset by a decrease of $1 million in transmission revenue associated with the change in FERC Formula rate true-ups.

Default Electricity Supply

	2014	2013	Change
Default Electricity Supply Revenue
Residential	$168	$143	$25
Commercial and industrial	66	52	14
Other	4	4	—

Total Default Electricity Supply Revenue	$238	$199	$39

	2014	2013	Change
Default Electricity Supply Sales (GWh)
Residential	1,787	1,645	142
Commercial and industrial	710	679	31
Other	2	9	(7)

Total Default Electricity Supply Sales	2,499	2,333	166

	2014	2013	Change
Default Electricity Supply Customers (in thousands)
Residential	572	565	7
Commercial and industrial	44	44	—
Other	—	—	—

Total Default Electricity Supply Customers	616	609	7

PEPCO

Default Electricity Supply Revenue increased by $39 million primarily due to:

•	An increase of $26 million as a result of higher Default Electricity Supply rates.

•	An increase of $11 million due to higher sales, primarily as a result of colder weather during the 2014 winter months, as compared to 2013.

•	An increase of $2 million due to higher sales, primarily as a result of customer migration from competitive suppliers.

The following table shows the percentages of Pepco’s total distribution sales by jurisdiction that are derived from customers receiving Default Electricity Supply from Pepco. Amounts are for the three months ended March 31:

	2014	2013
Sales to District of Columbia customers	29%	28%
Sales to Maryland customers	44%	43%

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by Pepco to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy increased by $38 million to $230 million in 2014 from $192 million in 2013 primarily due to:

•	An increase of $29 million due to higher average electricity costs under Default Electricity Supply contracts.

•	An increase of $9 million due to higher electricity sales primarily as a result of colder weather during the 2014 winter months, as compared to 2013.

•	An increase of $3 million primarily due to customer migration from competitive suppliers.

The aggregate amount of these increases was partially offset by a decrease of $2 million in deferred electricity expense primarily due to higher costs associated with Default Electricity Supply contracts, which resulted in a lower rate of recovery of Default Electricity Supply costs.

Other Operation and Maintenance

Other Operation and Maintenance expense decreased by $9 million to $93 million in 2014 from $102 million in 2013 primarily due to:

•	A decrease of $5 million associated with higher tree trimming costs in 2013.

•	A decrease of $3 million due to the deferral of distribution rate case costs previously charged to Other Operation and Maintenance expense. The deferral was recorded in accordance with a DCPSC rate order issued in March 2014 authorizing the establishment of a regulatory asset for the recovery of these costs.

•	A decrease of $1 million in customer service costs.

•	A decrease of $1 million in employee-related costs, primarily related to benefits.

•	A decrease of $1 million resulting from the 2013 write-off of disallowed MAPP costs.

PEPCO

The aggregate amount of the decreases was partially offset by an increase of $3 million resulting from the 2013 deferral of certain customer service costs incurred in 2011 and 2012 that had been previously charged to Other Operation and Maintenance expense. The deferral was recorded in accordance with a MPSC order issued in January 2013 authorizing the establishment of a regulatory asset for the recovery of these costs.

Depreciation and Amortization

Depreciation and Amortization expense increased by $9 million to $56 million in 2014 from $47 million in 2013 primarily due to:

•	An increase of $4 million in amortization of MAPP abandonment costs (which is offset in Regulated T&D Electric Revenue).

•	An increase of $3 million in amortization of regulatory assets primarily associated with the EmPower Maryland surcharge rate increase effective February 2014 (which is offset in Regulated T&D Electric Revenue).

•	An increase of $2 million due to utility plant additions.

•	An increase of $1 million in amortization of regulatory assets primarily related to recoverable major storm costs and rate case costs.

Other Taxes

Other Taxes increased by $1 million to $90 million in 2014 from $89 million in 2013. The increase was primarily due to increases in the Montgomery County, Maryland utility taxes that are collected and passed through by Pepco (substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

Other Income (Expenses)

Other Expenses (which are net of Other Income) decreased by $4 million to a net expense of $18 million in 2014 from a net expense of $22 million in 2013. The decrease was primarily due to a $4 million gain recorded in 2014 associated with the condemnation of certain transmission property.

Income Tax Expense

Pepco’s income tax expense increased by $14 million to $16 million in 2014 from $2 million in 2013. Pepco’s effective income tax rates for the three months ended March 31, 2014 and 2013 were 33.3% and 8.0%, respectively. The increase in the effective tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions and a reduction in asset removal costs.

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

PEPCO

Capital Requirements

Capital Expenditures

Pepco’s capital expenditures for the three months ended March 31, 2014 were $124 million. These expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to Pepco when the assets are placed in service.

In its 2013 Form 10-K, Pepco presented its projected capital expenditures for the five-year period 2014 through 2018, which reflected aggregate expenditures of $3,001 million. Projected capital expenditures include expenditures for distribution and transmission, which primarily relate to facility replacements and upgrades to accommodate customer growth and service reliability, including capital expenditures for continuing reliability enhancement efforts. These projected capital expenditures also include expenditures for the smart grid programs undertaken by Pepco to install smart meters, further automate electric distribution systems and enhance Pepco’s communications infrastructure. During the first quarter of 2014, Pepco added to its projected capital expenditures certain additional transmission projects with aggregate projected capital expenditures of approximately $116 million over the four-year period 2014 through 2017, which will result in additional expenditures of approximately $20 million in 2014, $41 million in 2015, $30 million in 2016 and $25 million in 2017. The DC undergrounding initiative, which became law on May 3, 2014, will result in additional capital expenditures of approximately $1 million in 2014, $50 million in 2015, $75 million in 2016, $75 million in 2017 and $75 million in 2018.

Pepco has several construction projects under the General Services Administration area-wide agreement within its service territory where its affiliate Pepco Energy Services has agreed to perform the work. PHI and Pepco guarantee the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for these projects. These guarantees totaled $39 million at March 31, 2014.

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

During 2010, Pepco and the DOE signed agreements formalizing Pepco’s $149 million share of the $168 million award. Of the $149 million, $118 million is being used for the smart grid and other capital expenditures of Pepco. The remaining $31 million is being used to offset incremental expenditures associated with direct load control and other programs. For the three months ended March 31, 2014, Pepco received award payments of $4 million. Cumulative award payments received by Pepco as of March 31, 2014 were $148 million.

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

General Overview

DPL is engaged in the transmission and distribution of electricity in portions of Delaware and Maryland. DPL also provides Default Electricity Supply. DPL’s electricity distribution service territory covers approximately 5,000 square miles and, as of March 31, 2014, had a population of approximately 1.4 million. As of March 31, 2014, approximately 65% of delivered electricity sales were to Delaware customers and approximately 35% were to Maryland customers. In northern Delaware, DPL also supplies and distributes natural gas to retail customers and provides transportation-only services to retail customers who purchase natural gas from other suppliers. DPL’s natural gas distribution service territory covers approximately 275 square miles and, as of March 31, 2014, had a population of approximately 500,000.

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

Agreement and Plan of Merger

On April 29, 2014, PHI entered into an Agreement and Plan of Merger (the Merger Agreement) with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly-owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly-owned subsidiary of Exelon. For additional information regarding the Merger, see PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger.”

DPL

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

Smart Grid

DPL is building a smart grid which is designed to meet the challenges of rising energy costs, improve service reliability of the energy distribution system, provide timely and accurate customer information and address government energy reduction goals. For a discussion of the smart grid, see PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Power Delivery Initiatives and Activities – Smart Grid Initiatives.”

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

DPL

MAPP Settlement Agreement

On February 28, 2014, FERC issued an order approving the settlement agreement submitted by DPL in connection with DPL’s proceeding seeking recovery of approximately $38 million in abandonment costs related to the MAPP project. DPL had been directed by PJM to construct the MAPP project, a 152-mile high-voltage interstate transmission line, and was subsequently directed by PJM to cancel it. The abandonment costs sought for recovery were subsequently reduced to $37 million from write-offs of certain disallowed costs in 2013. Under the terms of the FERC-approved settlement agreement, DPL will receive $36.6 million of transmission revenues over a three-year period, which began on June 1, 2013, and will retain title to all real property and property rights acquired in connection with the MAPP project, which had an estimated fair value of $6 million. The FERC-approved settlement agreement resolves all issues concerning the recovery of abandonment costs associated with the cancellation of the MAPP project, and the terms of the settlement agreement are not subject to modification through any other FERC proceeding. As of March 31, 2014, DPL had a regulatory asset related to the MAPP abandonment costs of approximately $22 million, net of amortization, and land of $6 million. DPL expects to recognize pre-tax income related to the MAPP abandonment costs of $3 million in 2014 and $1 million in 2015.

Transmission ROE Challenge

On February 27, 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Electric Municipal Corporation, Inc., filed a joint complaint with FERC against DPL, among others. The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that DPL provides. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for DPL is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. As currently authorized, the 10.8% base ROE for facilities placed into service prior to 2006 is eligible for a 50-basis-point incentive adder for being a member of a regional transmission organization. DPL believes the allegations in this complaint are without merit and is vigorously contesting it. On April 3, 2013, DPL filed its answer to this complaint, requesting that FERC dismiss the complaint against it on the grounds that it failed to meet the required burden to demonstrate that the existing rates and protocols are unjust and unreasonable. DPL cannot predict when a final FERC decision in this proceeding will be issued. Under the Merger Agreement, PHI is permitted, and will continue, to pursue the conclusion of this matter.

Earnings Overview

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

DPL’s net income for the three months ended March 31, 2014 was $37 million compared to $26 million for the three months ended March 31, 2013. The $11 million increase in earnings was primarily due to the following:

•	An increase of $5 million primarily due to higher sales from colder winter weather.

•	An increase of $3 million from electric distribution base rate increases in Maryland and Delaware.

•	An increase of $2 million from a gas distribution base rate increase.

•	An increase of $2 million due to lower operation and maintenance expense, primarily due to a decrease resulting from the 2013 write-offs of disallowed MAPP and associated transmission project costs and higher maintenance costs in 2013.

•	A decrease of $2 million due to higher depreciation and amortization expense associated primarily with regulatory assets and increases in plant investment.

DPL

Results of Operations

The following results of operations discussion compares the three months ended March 31, 2014 to the three months ended March 31, 2013. All amounts in the tables (except sales and customers) are in millions of dollars.

A condensed summary of DPL’s statement of income for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, is set forth in the table below:

	2014	2013	Change
Operating revenue	$397	$370	$27

Purchased energy	161	159	2
Gas purchased	58	54	4
Other operation and maintenance	66	69	(3)
Depreciation and amortization	30	25	5
Other taxes	11	10	1

Total operating expenses	326	317	9

Operating income	71	53	18
Other income (expenses)	(9)	(11)	2

Income before income tax expense	62	42	20
Income tax expense	25	16	9

Net income	$37	$26	$11

Electric Operating Revenue

	2014	2013	Change
Regulated T&D Electric Revenue	$142	$127	$15
Default Electricity Supply Revenue	154	154	—
Other Electric Revenue	4	4	—

Total Electric Operating Revenue	$300	$285	$15

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

DPL

Regulated T&D Electric

	2014	2013	Change
Regulated T&D Electric Revenue
Residential	$68	$64	$4
Commercial and industrial	34	34	—
Transmission and other	40	29	11

Total Regulated T&D Electric Revenue	$142	$127	$15

	2014	2013	Change
Regulated T&D Electric Sales (GWh)
Residential	1,620	1,530	90
Commercial and industrial	1,687	1,788	(101)
Transmission and other	11	12	(1)

Total Regulated T&D Electric Sales	3,318	3,330	(12)

	2014	2013	Change
Regulated T&D Electric Customers (in thousands)
Residential	446	443	3
Commercial and industrial	60	59	1
Transmission and other	1	1	—

Total Regulated T&D Electric Customers	507	503	4

Regulated T&D Electric Revenue increased by $15 million primarily due to:

•	An increase of $5 million due to electric distribution base rate increases in Maryland effective September 2013 and in Delaware effective October 2013.

•	An increase of $5 million in transmission revenue related to the resale by DPL of renewable energy in Delaware (which is substantially offset in Purchased Energy and Depreciation and Amortization).

•	An increase of $4 million due to higher sales primarily as a result of colder weather during the 2014 winter months.

•	An increase of $3 million in transmission revenue related to the recovery of MAPP abandonment costs, as approved by FERC (which is offset in Depreciation and Amortization).

•	An increase of $2 million in transmission revenue rates effective June 1, 2013 related to increases in transmission plant investment and operating expenses.

•	An increase of $1 million due to an EmPower Maryland rate increase effective February 2014 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $1 million due to customer growth in 2014, primarily in the residential class.

The aggregate amount of these increases was partially offset by a decrease of $5 million primarily due to a rate decrease effective May 2013 associated with the Renewable Portfolio Surcharge in Delaware (which is substantially offset in Fuel and Purchased Energy and Depreciation and Amortization).

DPL

Default Electricity Supply

	2014	2013	Change
Default Electricity Supply Revenue
Residential	$124	$125	$(1)
Commercial and industrial	27	27	—
Other	3	2	1

Total Default Electricity Supply Revenue	$154	$154	$—

	2014	2013	Change
Default Electricity Supply Sales (GWh)
Residential	1,381	1,352	29
Commercial and industrial	339	339	—
Other	6	7	(1)

Total Default Electricity Supply Sales	1,726	1,698	28

	2014	2013	Change
Default Electricity Supply Customers (in thousands)
Residential	388	401	(13)
Commercial and industrial	38	39	(1)
Other	—	—	—

Total Default Electricity Supply Customers	426	440	(14)

Default Supply Revenue remained unchanged primarily due to:

•	A decrease of $5 million due to lower non-weather related average customer usage.

•	A decrease of $4 million due to lower sales, primarily as a result of customer migration to competitive suppliers.

•	A decrease of $4 million as a result of lower Default Electricity Supply rates.

The aggregate amount of these decreases was partially offset by an increase of $12 million due to higher sales primarily as a result of colder weather during the 2014 winter months, as compared to 2013.

The following table shows the percentages of DPL’s total distribution sales by jurisdiction that are derived from customers receiving Default Electricity Supply from DPL. Amounts are for the three months ended March 31:

	2014	2013
Sales to Delaware customers	49%	48%
Sales to Maryland customers	57%	56%

Natural Gas Operating Revenue

	2014	2013	Change
Regulated Gas Revenue	$87	$73	$14
Other Gas Revenue	10	12	(2)

Total Natural Gas Operating Revenue	$97	$85	$12

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

Regulated Gas

	2014	2013	Change
Regulated Gas Revenue
Residential	$54	$48	$6
Commercial and industrial	29	22	7
Transportation and other	4	3	1

Total Regulated Gas Revenue	$87	$73	$14

	2014	2013	Change
Regulated Gas Sales (million cubic feet)
Residential	4,773	4,072	701
Commercial and industrial	2,633	2,061	572
Transportation and other	2,380	2,432	(52)

Total Regulated Gas Sales	9,786	8,565	1,221

	2014	2013	Change
Regulated Gas Customers (in thousands)
Residential	117	115	2
Commercial and industrial	10	10	—
Transportation and other	—	—	—

Total Regulated Gas Customers	127	125	2

Regulated Gas Revenue increased by $14 million primarily due to:

•	An increase of $10 million due to higher sales primarily as a result of colder weather during the winter months of 2014 as compared to 2013.

•	An increase of $3 million due to a distribution rate increase effective July 2013.

•	An increase of $2 million due to customer growth primarily in the residential customer class.

•	An increase of $1 million due to higher non-weather related average customer usage.

The aggregate amount of these increases was partially offset by a decrease of $2 million due to a GCR decrease effective November 2013.

Other Gas Revenue

Other Gas Revenue decreased by $2 million primarily due to lower average prices and lower volumes for off-system sales to electric generators and gas marketers.

DPL

Operating Expenses

Purchased Energy consists of the cost of electricity purchased by DPL to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy increased by $2 million to $161 million in 2014 from $159 million in 2013 primarily due to:

•	An increase of $10 million due to higher electricity sales primarily as a result of colder weather during the 2014 winter months, as compared to 2013.

•	An increase of $5 million due to higher average electricity costs under Default Electricity Supply contracts.

•	An increase of $1 million in the costs associated with purchases under wind power purchase agreements in Delaware (which is offset by a corresponding increase in Regulated T&D Electric Revenue).

The aggregate amount of these increases was partially offset by:

•	A decrease of $8 million primarily due to customer migration to competitive suppliers.

•	A decrease of $7 million in deferred electricity expense primarily due to higher costs associated with Default Electricity Supply contracts, which resulted in a lower rate of recovery of Default Electricity Supply costs.

Gas Purchased

Gas Purchased consists of the cost of gas purchased by DPL to fulfill its obligation to regulated gas customers and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of gas purchased for off-system sales. Total Gas Purchased increased by $4 million to $58 million in 2014 from $54 million in 2013 primarily due to:

•	An increase of $18 million in the cost of gas purchases for on-system sales as a result of higher average gas prices.

The increase was partially offset by:

•	A decrease of $6 million from the settlement of financial hedges entered into as part of DPL’s hedge program for the purchase of regulated natural gas.

•	A decrease of $5 million in deferred gas expense as a result of a lower rate of recovery of natural gas supply costs.

•	A decrease of $3 million in the cost of gas purchases for off-system sales as a result of lower volumes.

Other Operation and Maintenance

Other Operation and Maintenance expense decreased by $3 million to $66 million in 2014 from $69 million in 2013 primarily due to:

•	A decrease of $2 million resulting from the 2013 write-offs of disallowed MAPP and associated transmission project costs.

•	A decrease of $1 million associated with higher maintenance and tree trimming costs in 2013.

•	A decrease of $1 million in customer service costs.

DPL

The aggregate amount of these decreases was partially offset by an increase of $1 million in bad debt expense.

Depreciation and Amortization

Depreciation and Amortization expense increased by $5 million to $30 million in 2014 from $25 million in 2013 primarily due to:

•	An increase of $3 million in amortization of MAPP abandonment costs (which is offset by a corresponding increase in Regulated T&D Electric Revenue).

•	An increase of $2 million due to utility plant additions.

•	An increase of $1 million in amortization of regulatory assets primarily related to recoverable AMI costs, major storm costs and rate case costs.

The aggregate amount of these increases was partially offset by a decrease of $1 million in the Delaware Renewable Energy Portfolio Standards deferral (which is substantially offset by a corresponding increase in Fuel and Purchased Energy).

Other Income (Expenses)

Other Expenses (which are net of Other Income) decreased by $2 million to a net expense of $9 million in 2014 from a net expense of $11 million in 2013. The decrease was primarily due to lower long-term debt interest expense.

Income Tax Expense

DPL’s income tax expense increased by $9 million to $25 million in 2014 from $16 million in 2013. DPL’s effective income tax rates for the three months ended March 31, 2014 and 2013 were 40.3% and 38.1%, respectively. The increase in the effective tax rate primarily resulted from a decrease in changes in estimates and interest related to uncertain and effectively settled tax positions that occurred during the first quarter of 2013.

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

Capital Requirements

Capital Expenditures

DPL’s capital expenditures for the three months ended March 31, 2014 were $87 million. These expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to DPL when the assets are placed in service.

DPL

In its 2013 Form 10-K, DPL presented the projected capital expenditures for the five-year period 2014 through 2018, which reflected aggregate expenditures of $1,614 million. There have been no changes in DPL’s projected capital expenditures from those presented in the 2013 Form 10-K. Projected capital expenditures include expenditures for distribution, transmission, and gas delivery which primarily relate to facility replacements and upgrades to accommodate customer growth and service reliability, including capital expenditures for continuing reliability enhancement efforts. These projected capital expenditures also include expenditures for the programs undertaken by DPL to install smart meters, further automate electric distribution systems and enhance DPL’s communications infrastructure, which is referred to as the smart grid.

ACE

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Atlantic City Electric Company

ACE meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q, and accordingly information otherwise required under this Item has been omitted in accordance with General Instruction H(2) to Form 10-Q.

General Overview

ACE is engaged in the transmission and distribution of electricity in portions of southern New Jersey. ACE also provides Default Electricity Supply. Default Electricity Supply is known as BGS in New Jersey. ACE’s service territory covers approximately 2,700 square miles and, as of March 31, 2014, had a population of approximately 1.1 million.

ACE is a wholly owned subsidiary of Conectiv, which is wholly owned by PHI. Because each of PHI and Conectiv is a public utility holding company subject to PUHCA 2005, the relationship between each of PHI, Conectiv, PHI Service Company and ACE, as well as certain activities of ACE, are subject to FERC’s regulatory oversight under PUHCA 2005.

Agreement and Plan of Merger

On April 29, 2014, PHI entered into an Agreement and Plan of Merger (the Merger Agreement) with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly-owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly-owned subsidiary of Exelon. For additional information regarding the Merger, see PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger.”

ACE

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

Mitigation of Regulatory Lag

An important factor in the ability of ACE to earn its authorized ROE is the willingness of the New Jersey Board of Public Utilities (NJBPU) to adequately address the shortfall in revenues in ACE’s rate structure due to the delay in time or “lag” between when costs are incurred and when they are reflected in rates. This delay is commonly known as “regulatory lag.” ACE is currently experiencing significant regulatory lag because investments in rate base and operating expenses are increasing more rapidly than revenue growth. For a more detailed discussion of regulatory lag, see PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Power Delivery Initiatives and Activities – Mitigation of Regulatory Lag.”

Transmission ROE Challenge

On February 27, 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Electric Municipal Corporation, Inc., filed a joint complaint with FERC against ACE, among others. The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that ACE provides. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for ACE is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. As currently authorized, the 10.8% base ROE for facilities placed into service prior to 2006 is eligible for a 50-basis-point incentive adder for being a member of a regional transmission organization. ACE believes the allegations in this complaint are without merit and is vigorously contesting it. On April 3, 2013, ACE filed its answer to this complaint, requesting that FERC dismiss the complaint against it on the grounds that it failed to meet the required burden to demonstrate that the existing rates and protocols are unjust and unreasonable. ACE cannot predict when a final FERC decision in this proceeding will be issued. Under the Merger Agreement, PHI is permitted, and will continue, to pursue the conclusion of this matter.

Earnings Overview

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

ACE’s consolidated net income for the three months ended March 31, 2014 was $10 million compared to $9 million for the three months ended March 31, 2013. The $1 million increase in earnings was primarily due to the following:

•	An increase of $6 million from electric distribution base rate increases in New Jersey.

•	An increase of $2 million due to lower operation and maintenance expense primarily associated with higher tree trimming and maintenance costs in 2013.

•	An increase of $2 million primarily due to higher sales from colder winter weather.

ACE

•	An increase of $1 million due to higher transmission revenue attributable to a change in FERC formula rate true-ups.

•	A decrease of $6 million due to lower tax benefits related to uncertain and effectively settled tax positions.

•	A decrease of $4 million due to higher amortization expense of regulatory assets.

ACE

Results of Operations

The following results of operations discussion compares the three months ended March 31, 2014 to the three months ended March 31, 2013. All amounts in the tables (except sales and customers) are in millions of dollars.

A condensed summary of ACE’s consolidated statement of income for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, is set forth in the table below:

	2014	2013	Change
Operating revenue	$340	$277	$63

Purchased energy	165	157	8
Other operation and maintenance	61	61	—
Depreciation and amortization	38	31	7
Other taxes	1	4	(3)
Deferred electric service costs	44	1	43

Total operating expenses	309	254	55

Operating income	31	23	8
Other income (expenses)	(15)	(17)	2

Income before income tax expense	16	6	10
Income tax expense (benefit)	6	(3)	9

Consolidated Net Income	$10	$9	$1

Operating Revenue

	2014	2013	Change
Regulated T&D Electric Revenue	$109	$95	$14
Default Electricity Supply Revenue	227	178	49
Other Electric Revenue	4	4	—

Total Operating Revenue	$340	$277	$63

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

ACE

Regulated T&D Electric

	2014	2013	Change
Regulated T&D Electric Revenue
Residential	$50	$41	$9
Commercial and industrial	36	33	3
Transmission and other	23	21	2

Total Regulated T&D Electric Revenue	$109	$95	$14

	2014	2013	Change
Regulated T&D Electric Sales (GWh)
Residential	1,089	1,036	53
Commercial and industrial	1,183	1,171	12
Transmission and other	13	13	—

Total Regulated T&D Electric Sales	2,285	2,220	65

	2014	2013	Change
Regulated T&D Electric Customers (in thousands)
Residential	479	478	1
Commercial and industrial	65	65	—
Transmission and other	1	1	—

Total Regulated T&D Electric Customers	545	544	1

Regulated T&D Electric Revenue increased by $14 million primarily due to:

•	An increase of $10 million due to electric distribution base rate increases effective July 2013.

•	An increase of $3 million due to higher sales primarily as a result of colder weather during the 2014 winter months, as compared to 2013.

•	An increase of $3 million primarily due to a rate increase in the New Jersey Societal Benefit Charge effective June 2013 (which is offset in Deferred Electric Service Costs).

•	An increase of $1 million in transmission revenue associated with the change in FERC formula rate true-ups.

•	An increase of $1 million in transmission revenue primarily attributable to a peak-load rate increase effective January 2014.

The aggregate amount of these increases was partially offset by:

•	A decrease of $3 million due to the expiration of the Transitional Energy Facility Assessment effective December 2013 (which is offset in Deferred Electric Service Costs).

•	A decrease of $1 million due to lower non-weather related average residential and commercial customer usage.

ACE

Default Electricity Supply

	2014	2013	Change
Default Electricity Supply Revenue
Residential	$91	$107	$(16)
Commercial and industrial	48	45	3
Other	88	26	62

Total Default Electricity Supply Revenue	$227	$178	$49

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale in the PJM RTO market of energy and capacity purchased under contracts with unaffiliated NUGs and (ii) revenue from transmission enhancement credits.

	2014	2013	Change
Default Electricity Supply Sales (GWh)
Residential	886	821	65
Commercial and industrial	259	237	22
Other	3	4	(1)

Total Default Electricity Supply Sales	1,148	1,062	86

	2014	2013	Change
Default Electricity Supply Customers (in thousands)
Residential	397	388	9
Commercial and industrial	44	44	—
Other	—	—	—

Total Default Electricity Supply Customers	441	432	9

Default Electricity Supply Revenue increased by $49 million primarily due to:

•	An increase of $64 million in wholesale energy and capacity resale revenues primarily due to higher market prices for the resale of electricity and capacity purchased from NUGs.

•	An increase of $8 million due to higher sales primarily as a result of colder weather during the 2014 winter months, as compared to 2013.

•	An increase of $6 million due to higher sales, primarily as a result of customer migration from competitive suppliers.

The aggregate amount of these increases was partially offset by a decrease of $28 million due to lower Default Electricity Supply rates.

For the three months ended March 31, 2014 and 2013, the percentages of ACE’s total distribution sales that are derived from customers receiving Default Electricity Supply are 50% and 48%, respectively.

ACE

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by ACE to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy increased by $8 million to $165 million in 2014 from $157 million in 2013 primarily due to:

•	An increase of $5 million primarily due to customer migration from competitive suppliers.

•	An increase of $5 million due to higher electricity sales, primarily as a result of colder weather during the 2014 winter months, as compared to 2013.

The aggregate amount of these increases was partially offset by a decrease of $2 million due to lower average electricity costs under BGS contracts.

Other Operation and Maintenance

Other Operation and Maintenance expense remained constant at $61 million both in 2014 and 2013 primarily due to higher tree trimming and maintenance costs in 2013 of $3 million, which was offset by a $3 million increase in bad debt expense that is deferred and recoverable (offset in Deferred Electric Service Costs).

Depreciation and Amortization

Depreciation and Amortization expense increased by $7 million to $38 million in 2014 from $31 million in 2013 primarily due to:

•	An increase of $4 million in amortization due to the expiration of the excess depreciation reserve regulatory liability in August 2013.

•	An increase of $3 million in amortization of major storm costs.

The aggregate amount of these increases was partially offset by a decrease of $1 million due to lower depreciation expense.

Other Taxes

Other Taxes decreased by $3 million to $1 million in 2014 from $4 million in 2013. The decrease was primarily due to the expiration of Transitional Energy Facility Assessment effective December 2013 (which is offset by a corresponding decrease in Regulated T&D Electric Revenue).

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

Deferred Electric Service Costs increased by $43 million to an expense of $44 million in 2014 as compared to an expense of $1 million in 2013, primarily due to an increase in deferred electricity expense as a result of higher wholesale energy and capacity resale revenues primarily due to higher market prices for the resale of electricity and capacity purchased from the NUGs.

ACE

Other Income (Expenses)

Other Expenses (which are net of Other Income) decreased by $2 million to a net expense of $15 million in 2014 from a net expense of $17 million in 2013. The decrease was primarily due to lower long-term debt interest expense.

Income Tax Expense

ACE’s consolidated income tax expense increased by $9 million to $6 million in 2014 from a tax benefit of $3 million in 2013. ACE’s consolidated effective income tax rates for the three months ended March 31, 2014 and 2013 were 37.5% and (50.3)%, respectively. The change in the effective tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions. In the first quarter of 2013, ACE recorded an interest benefit of $6 million as discussed further below.

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

Capital Requirements

Capital Expenditures

ACE’s capital expenditures for the three months ended March 31, 2014 were $53 million. These expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to ACE when the assets are placed in service.

In its 2013 Form 10-K, ACE presented the projected capital expenditures for the five-year period 2014 through 2018, which reflected aggregate expenditures of $1,199 million. Projected capital expenditures include expenditures for distribution and transmission, which primarily relate to facility replacements and upgrades to accommodate customer growth and service reliability, including capital expenditures for continuing reliability enhancement efforts. These projected capital expenditures also include expenditures for the smart grid programs undertaken by ACE to install smart meters (for which approval by the NJBPU has been deferred), further automate electric distribution systems and enhance ACE’s communications infrastructure. During the first quarter of 2014, ACE added to its projected capital expenditures an additional transmission project with aggregate projected capital expenditures of approximately $41 million over the five-year period 2014 through 2018, which will result in additional expenditures of approximately $6 million in 2014, $5 million in 2015, $16 million in 2016, $13 million in 2017 and $1 million in 2018.

DOE Capital Reimbursement Awards

During 2009, the DOE announced a $168 million award to PHI under the American Recovery and Reinvestment Act of 2009 for the implementation of an AMI system, direct load control, distribution automation, and communications infrastructure, of which $19 million was for ACE’s service territory.

ACE

During 2010, ACE and the DOE signed agreements formalizing ACE’s $19 million share of the $168 million award. Of the $19 million, $12 million is being used for the smart grid and other capital expenditures of ACE. The remaining $7 million is being used to offset incremental expenditures associated with direct load control and other programs. For the three months ended March 31, 2014, ACE received award payments of less than $1 million. Cumulative award payments received by ACE as of March 31, 2014 were $18 million.

The IRS has announced that, to the extent these grants are expended on capital items, they will not be considered taxable income.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk management policies for PHI and its subsidiaries are determined by PHI’s Corporate Risk Management Committee (CRMC), the members of which are PHI’s Chief Risk Officer, Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Information Officer and other senior executives. The CRMC monitors interest rate fluctuation, commodity price fluctuation, credit risk exposure, and sets risk management policies that establish limits on unhedged risk and determine risk reporting requirements. For information about PHI’s derivative activities, other than the information otherwise disclosed herein, refer to Note (2), “Significant Accounting Policies – Accounting For Derivatives,” Note (13), “Derivative Instruments and Hedging Activities,” and Note (19), “Discontinued Operations,” of the consolidated financial statements of PHI included in its 2013 Form 10-K, Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in PHI’s 2013 Form 10-K, and Note (12), “Derivative Instruments and Hedging Activities,” and Note (17), “Discontinued Operations,” of the consolidated financial statements of PHI included herein.

For information regarding “Interest Rate Risk,” please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in Pepco Holdings’ 2013 Form 10-K.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM WITH A REDUCED FILING FORMAT.

Item 4.	CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Each Reporting Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in such Reporting Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management of such Reporting Company, including such Reporting Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. This control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Such Reporting Company’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives. Under the supervision, and with the participation of management, including the CEO and the CFO, each Reporting Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, and, based upon this evaluation, the CEO and the CFO of such Reporting Company have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to such Reporting Company and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Reports of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of management, including the CEO and CFO of each Reporting Company, each such Reporting Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2014, and has concluded there was no change in such Reporting Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, such Reporting Company’s internal control over financial reporting.

Transition to COSO 2013

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released COSO 2013, an updated version of its Internal Control – Integrated Framework (1992). The COSO 2013 Framework formalizes the principles embedded in the original COSO 1992, incorporates business and operating environment changes over the past two decades, and improves the original 1992 framework’s ease of use and application. During the first quarter 2014, each Reporting Company continued to assess its internal controls over financial reporting using COSO 1992, and will be transitioning to COSO 2013 in the fourth quarter of 2014. None of the Reporting Companies expects that its transition to COSO 2013 will have a significant impact on its underlying compliance with the applicable provisions of the Sarbanes-Oxley Act of 2002, including internal control over financial reporting and disclosure controls and procedures.

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

ACE

Other than ordinary routine litigation incidental to its business, ACE is not a party to, and its property is not subject to, any material pending legal proceedings except as described in Note (11), “Commitments and Contingencies,” to the consolidated financial statements of ACE included herein, which description is incorporated by reference herein.

Item 1A.	RISK FACTORS

For a discussion of the risk factors applicable to each Reporting Company, please refer to Part I, Item 1A. “Risk Factors” in each Reporting Company’s 2013 Form 10-K. There have been no material changes to any Reporting Company’s risk factors as disclosed in the 2013 Form 10-K, except as set forth below:

PHI and Exelon may be unable to obtain the required governmental and regulatory approvals required to complete the Merger, or such approvals may require the combined company to comply with material restrictions or conditions.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of PHI’s common stock, (ii) the receipt of regulatory approvals required to consummate the Merger, including from FERC, the DCPSC, the MPSC, the DPSC and the NJBPU, among others, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (iv) other customary closing conditions. The regulatory approvals required to consummate the Merger may not be obtained at all, may not be obtained on the proposed terms and schedules as contemplated by the parties, and/or may impose terms, conditions, obligations or commitments that constitute a “burdensome condition” (as defined in the Merger Agreement). In the event that the regulatory approvals include any such burdensome conditions, or if any of the conditions to closing are not satisfied prior to the termination date specified in the Merger Agreement, Exelon will not be obligated to consummate the Merger.

In the event that the Merger Agreement is terminated prior to the completion of the Merger, PHI could incur significant transaction costs that could materially impact its financial performance and results.

PHI will incur significant transaction costs, including legal, accounting, financial advisory, filing, printing and other costs, relating to the Merger. If (i) the Merger Agreement is terminated under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Parent expenses up to $40 million (which reimbursement shall reduce on a dollar for dollar basis any termination fee subsequently payable by the Company), or (ii) if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, PHI will be required to pay Exelon a termination fee of $293 million plus reimbursement of Parent expenses up to $40 million (not subject to offset). The occurrence of either of these events could have a material adverse effect on PHI’s financial results.

PHI and its subsidiaries will be subject to business uncertainties and contractual restrictions while the Merger is pending that could adversely affect PHI’s financial results.

Uncertainty about the effect of the Merger on employees or vendors and others may have an adverse effect on PHI. Although PHI intends to take steps designed to reduce any adverse effects, these uncertainties may impair PHI’s and its subsidiaries’ ability to attract, retain and motivate key personnel until the Merger is completed, and could cause vendors and others that deal with PHI to seek to change existing business relationships. Employee retention and recruitment may be particularly challenging prior to the completion of the Merger, as current employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite PHI’s retention and recruiting efforts, key employees depart or fail to accept employment with PHI or its subsidiaries due to the uncertainty and difficulty of integration or a desire not to remain with the combined company, PHI’s business operations and financial results could be adversely affected.

PHI expects that matters relating to the Merger and integration-related issues will place a significant burden on management, employees and internal resources, which could otherwise have been devoted to other business opportunities. The diversion of management time on Merger-related issues could affect PHI’s financial results. In addition, the Merger Agreement restricts PHI and its subsidiaries, without Exelon’s consent, from taking specified actions until the Merger occurs or the Merger Agreement is terminated, including, without limitation: (i) making certain acquisitions and dispositions of assets or property; (ii) exceeding certain capital spending limits; (iii) incurring indebtedness; (iv) issuing equity or equity equivalents; and (v) increasing the dividend rates on its stock. These restrictions may prevent PHI from pursuing otherwise attractive business opportunities and making other changes to its business prior to consummation of the Merger or termination of the Merger Agreement.

Pending or potential future litigation against PHI and its directors challenging the proposed Merger may prevent the Merger from being completed within the anticipated timeframe.

PHI and its directors have been named as defendants in a purported class action lawsuit filed by a plaintiff on behalf of herself and other public stockholders challenging the proposed Merger and seeking, among other things, to enjoin the defendants from consummating the Merger on the agreed-upon terms. If a plaintiff in this or any other litigation that may be filed in the future is successful in obtaining an injunction prohibiting the parties from completing the Merger on the terms contemplated by the Merger Agreement, the injunction may prevent the completion of the Merger in the expected timeframe or altogether. While PHI believes that this lawsuit is without merit and will not succeed, and intends to vigorously defend itself in this matter, the pending litigation creates additional uncertainty relating to the consummation of the Merger.

Failure to complete the Merger could negatively impact the market price of PHI’s common stock.

Failure to complete the Merger may negatively impact the future trading price of PHI’s common stock. If the Merger is not completed, the market price of PHI’s common stock may decline to the extent that the current market price of PHI’s stock reflects a market assumption that the Merger will be completed. Additionally, if the Merger is not completed, PHI will have incurred significant costs, as well as the diversion of the time and attention of management. A failure to complete the Merger may also result in negative publicity and a negative impression of PHI in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on PHI’s results of operations and its stock price.

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

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

2.1	PHI Pepco DPL ACE	Agreement and Plan of Merger, dated as of April 29, 2014, among PHI, Exelon and Merger Sub.	Exhibit 2.1 to PHI’s Form 8-K, April 30, 2014.

2.2	PHI	Subscription Agreement, dated as of April 29, 2014, between PHI and Exelon	Exhibit 2.2 to PHI’s Form 8-K, April 30, 2014.

3.1	PHI	Restated Certificate of Incorporation of Pepco Holdings, Inc. (as filed in Delaware)	Exhibit 3.1 to PHI’s Form 10-K, March 13, 2006.

3.2	Pepco	Restated Articles of Incorporation (as filed in the District of Columbia)	Exhibit 3.1 to Pepco’s Form 10-Q, May 5, 2006.

3.3	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in Virginia)	Exhibit 3.3 to PHI’s Form 10-Q, November 4, 2011.

3.4	DPL	Restated Certificate and Articles of Incorporation (as filed in Delaware and Virginia)	Exhibit 3.3 to DPL’s Form 10-K, March 1, 2007.

3.5	ACE	Restated Certificate of Incorporation (as filed in New Jersey)	Exhibit B.8.1 to PHI’s Amendment No. 1 to Form U5B, February 13, 2003.

3.6	PHI	Certificate of Designation for Series A Non-Voting Non-Convertible Preferred Stock	Exhibit 3.1 to PHI’s Form 8-K, April 30, 2014.

3.7	PHI	Bylaws	Exhibit 3.6 to PHI’s Form 10-K, March 1, 2013.

3.8	Pepco	By-Laws	Exhibit 3.2 to Pepco’s Form 10-Q, May 5, 2006.

3.9	DPL	Amended and Restated Bylaws	Exhibit 3.2.1 to DPL’s Form 10-Q, May 9, 2005.

3.10	ACE	Amended and Restated Bylaws	Exhibit 3.2.2 to ACE’s Form 10-Q, May 9, 2005.

4.1	Pepco	Form of First Mortgage Bond, 3.60% Series due March 15, 2024 (included in Exhibit 4.2)	—

4.2	Pepco	Supplemental Indenture, dated as of March 11, 2014, with respect to the Mortgage and Deed of Trust, dated July 1, 1936	Exhibit 4.2 to Pepco’s Form 8-K, March 12, 2014.

4.3	PHI	Certificate of Series A Non-Voting Non-Convertible Preferred Stock	Exhibit 4.1 to PHI’s Form 8-K, April 30, 2014.

10.1	PHI	Purchase Agreement, dated March 11, 2014, among the Company and J.P. Morgan Securities LLC, RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	Exhibit 1.1 to Pepco’s Form 8-K, March 12, 2014.

10.2.1	PHI	Pepco Holdings, Inc. 2012 Long-Term Incentive Plan	Exhibit 10.10 to PHI’s Form 10-K, February 28, 2013.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.2.2	PHI	Amendment to Pepco Holdings, Inc. 2012 Long-Term Incentive Plan, effective as of March 28, 2014	Filed herewith.

10.3	PHI	Form of Restricted Stock Unit Agreement (Time-Vested) Under the PHI 2012 Long-Term Incentive Plan	Filed herewith

10.4	PHI	Form of Restricted Stock Unit Agreement (Time-Vested) Under the PHI 2012 Long-Term Incentive Plan for Joseph M. Rigby	Filed herewith

10.5	PHI	Form of Restricted Stock Unit Agreement (Time-Vested) Under the PHI 2012 Long-Term Incentive Plan for Kevin C. Fitzgerald	Filed herewith

10.6	PHI	Form of Restricted Stock Unit Agreement (Performance-Based/162(m)) Under the PHI 2012 Long-Term Incentive Plan	Filed herewith

10.7	PHI	Form of Restricted Stock Unit Agreement (Performance-Based/162(m)) Under the PHI 2012 Long-Term Incentive Plan for Joseph M. Rigby	Filed herewith

10.8	PHI	Form of Restricted Stock Unit Agreement (Performance-Based/162(m)) Under the PHI 2012 Long-Term Incentive Plan for Kevin C. Fitzgerald	Filed herewith

10.9	PHI	Form of Restricted Stock Unit Agreement (Performance-Based/Non-162(m)) Under the PHI 2012 Long-Term Incentive Plan	Filed herewith

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

99.1	PHI	Statement Re: Computation of Ratios	Filed herewith.

99.2	Pepco	Statement Re: Computation of Ratios	Filed herewith.

99.3	DPL	Statement Re: Computation of Ratios	Filed herewith.

99.4	ACE	Statement Re: Computation of Ratios	Filed herewith.

101. INS	PHI Pepco DPL ACE	XBRL Instance Document	Filed herewith.

101. SCH	PHI Pepco DPL ACE	XBRL Taxonomy Extension Schema Document	Filed herewith.

101. CAL	PHI Pepco DPL ACE	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101. DEF	PHI Pepco DPL ACE	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101. LAB	PHI Pepco DPL ACE	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	PHI Pepco DPL ACE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

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

May 6, 2014	By	/s/ FRED BOYLE
Frederick J. Boyle
Senior Vice President and Chief Financial Officer, PHI, Pepco and DPL Chief Financial Officer, ACE

INDEX TO EXHIBITS FILED HEREWITH OR INCORPORATED BY REFERENCE HEREIN

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

2.1	PHI Pepco DPL ACE	Agreement and Plan of Merger, dated as of April 29, 2014, among PHI, Exelon and Merger Sub.	Exhibit 2.1 to PHI’s Form 8-K, April 30, 2014.

2.2	PHI	Subscription Agreement, dated as of April 29, 2014, between PHI and Exelon	Exhibit 2.2 to PHI’s Form 8-K, April 30, 2014.

3.1	PHI	Restated Certificate of Incorporation of Pepco Holdings, Inc. (as filed in Delaware)	Exhibit 3.1 to PHI’s Form 10-K, March 13, 2006.

3.2	Pepco	Restated Articles of Incorporation (as filed in the District of Columbia)	Exhibit 3.1 to Pepco’s Form 10-Q, May 5, 2006.

3.3	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in Virginia)	Exhibit 3.3 to PHI’s Form 10-Q, November 4, 2011.

3.4	DPL	Restated Certificate and Articles of Incorporation (as filed in Delaware and Virginia)	Exhibit 3.3 to DPL’s Form 10-K, March 1, 2007.

3.5	ACE	Restated Certificate of Incorporation (as filed in New Jersey)	Exhibit B.8.1 to PHI’s Amendment No. 1 to Form U5B, February 13, 2003.

3.6	PHI	Certificate of Designation for Series A Non-Voting Non-Convertible Preferred Stock	Exhibit 3.1 to PHI’s Form 8-K, April 30, 2014.

3.7	PHI	Bylaws	Exhibit 3.6 to PHI’s Form 10-K, March 1, 2013.

3.8	Pepco	By-Laws	Exhibit 3.2 to Pepco’s Form 10-Q, May 5, 2006.

3.9	DPL	Amended and Restated Bylaws	Exhibit 3.2.1 to DPL’s Form 10-Q, May 9, 2005.

3.10	ACE	Amended and Restated Bylaws	Exhibit 3.2.2 to ACE’s Form 10-Q, May 9, 2005.

4.1	Pepco	Form of First Mortgage Bond, 3.60% Series due March 15, 2024 (included in Exhibit 4.2)	—

4.2	Pepco	Supplemental Indenture, dated as of March 11, 2014, with respect to the Mortgage and Deed of Trust, dated July 1, 1936	Exhibit 4.2 to Pepco’s Form 8-K, March 12, 2014.

4.3	PHI	Certificate of Series A Non-Voting Non-Convertible Preferred Stock	Exhibit 4.1 to PHI’s Form 8-K, April 30, 2014.

10.1	PHI	Purchase Agreement, dated March 11, 2014, among the Company and J.P. Morgan Securities LLC, RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several Underwriters named therein	Exhibit 10 to Pepco’s Form 8-K, March 12, 2014.

10.2.1	PHI	Pepco Holdings, Inc. 2012 Long-Term Incentive Plan	Exhibit 10.10 to PHI’s Form 10-K, February 28, 2013.

10.2.2	PHI	Amendment to Pepco Holdings, Inc. 2012 Long-Term Incentive Plan, effective as of March 28, 2014	Filed herewith.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.3	PHI	Form of 2014 Restricted Stock Unit Agreement (Time-Vested) Under the PHI 2012 Long-Term Incentive Plan	Filed herewith

10.4	PHI	Form of Restricted Stock Unit Agreement (Time-Vested) Under the PHI 2012 Long-Term Incentive Plan for Joseph M. Rigby	Filed herewith

10.5	PHI	Form of Restricted Stock Unit Agreement (Time-Vested) Under the PHI 2012 Long-Term Incentive Plan for Kevin C. Fitzgerald	Filed herewith

10.6	PHI	Form of 2014 Restricted Stock Unit Agreement (Performance-Based/162(m)) Under the PHI 2012 Long-Term Incentive Plan	Filed herewith

10.7	PHI	Form of Restricted Stock Unit Agreement (Performance-Based/162(m)) Under the PHI 2012 Long-Term Incentive Plan for Joseph M. Rigby	Filed herewith

10.8	PHI	Form of Restricted Stock Unit Agreement (Performance-Based/162(m)) Under the PHI 2012 Long-Term Incentive Plan for Kevin C. Fitzgerald	Filed herewith

10.9	PHI	Form of 2014 Restricted Stock Unit Agreement (Performance-Based/Non-162(m)) Under the PHI 2012 Long-Term Incentive Plan	Filed herewith

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

99.1	PHI	Statement Re: Computation of Ratios	Filed herewith.

99.2	Pepco	Statement Re: Computation of Ratios	Filed herewith.

99.3	DPL	Statement Re: Computation of Ratios	Filed herewith.

99.4	ACE	Statement Re: Computation of Ratios	Filed herewith.

101. INS	PHI Pepco DPL ACE	XBRL Instance Document	Filed herewith.

101. SCH	PHI Pepco DPL ACE	XBRL Taxonomy Extension Schema Document	Filed herewith.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference
101. CAL	PHI Pepco DPL ACE	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101. DEF	PHI Pepco DPL ACE	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101. LAB	PHI Pepco DPL ACE	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	PHI Pepco DPL ACE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

INDEX TO EXHIBITS FURNISHED HEREWITH

Exhibit No.	Registrant(s)	Description of Exhibit

32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350