Form 10-Q
period 2014-09-30
PEPCO HOLDINGS INC; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/; POTOMAC ELECTRIC POWER CO
filed 2014-10-31
CIK 1135971, 8192, 27879, 79732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

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

	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
Pepco Holdings	☒	☐	☐	☐
Pepco	☐	☐	☒	☐
DPL	☐	☐	☒	☐
ACE	☐	☐	☒	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Pepco Holdings	Yes ☐	No ☒	Pepco	Yes ☐	No ☒
DPL	Yes ☐	No ☒	ACE	Yes ☐	No ☒

Pepco, DPL, and ACE meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at October 20, 2014
Pepco Holdings	251,907,108 ($.01 par value)

Pepco	100 ($.01 par value) (a)

DPL	1,000 ($2.25 par value) (b)

ACE	8,546,017 ($3.00 par value) (b)

(a)	All voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv, LLC, a wholly owned subsidiary of Pepco Holdings.

THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL, AND ACE. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

GLOSSARY OF TERMS

Term	Definition
2013 Form 10-K	The Annual Report on Form 10-K for the year ended December 31, 2013, for each Reporting Company, as applicable
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
AFUDC	Allowance for funds used during construction
AMI	Advanced metering infrastructure
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
BGE	Baltimore Gas and Electric Company
BGS	Basic Generation Service (the supply of electricity by ACE to retail customers in New Jersey who have not elected to purchase electricity from a competitive supplier)
Bondable Transition Property	The principal and interest payments on the Transition Bonds and related taxes, expenses and fees
BSA	Bill Stabilization Adjustment
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Conectiv	Conectiv, LLC, a wholly owned subsidiary of PHI and the parent of DPL and ACE
Conectiv Energy	Conectiv Energy Holdings, Inc. and substantially all of its subsidiaries, which were sold to Calpine in July 2010
Contract EDCs	Pepco, DPL and BGE, the Maryland utilities required by the MPSC to enter into a contract for new generation
CTA	Consolidated tax adjustment
DC Undergrounding Task Force	The District of Columbia Mayor’s Power Line Undergrounding Task Force
DCPSC	District of Columbia Public Service Commission
DC PLUG	District of Columbia Power Line Undergrounding
DDOE	District of Columbia Department of the Environment
Default Electricity Supply	The supply of electricity by PHI’s electric utility subsidiaries at regulated rates to retail customers who do not elect to purchase electricity from a competitive supplier, and which, depending on the jurisdiction, is also known as Standard Offer Service or BGS
Default Electricity Supply Revenue	Revenue primarily from Default Electricity Supply
DEMEC	Delaware Municipal Electric Corporation, Inc.
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
DPL	Delmarva Power & Light Company
DPSC	Delaware Public Service Commission
DRP	Direct Stock Purchase and Dividend Reinvestment Plan
DSEU	Delaware Sustainable Energy Utility
EDCs	Electric distribution companies
EmPower Maryland	A Maryland demand-side management program for Pepco and DPL
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
Exelon	Exelon Corporation, a Pennsylvania corporation
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FLRP	Forward Looking Rate Plan filed by DPL in Delaware
FTC	U.S. Federal Trade Commission
GAAP	Accounting principles generally accepted in the United States of America
GCR	Gas Cost Rate
GWh	Gigawatt hour
HSR Act	The Hart-Scott-Rodino Antitrust Improvements Act of 1976

i

Term	Definition
IMU	Interface management unit
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
ISRA	New Jersey’s Industrial Site Recovery Act
LIBOR	London Interbank Offered Rate
MAPP	Mid-Atlantic Power Pathway
MDC	MDC Industries, Inc.
Merger	Merger of Merger Sub with and into PHI, with PHI surviving as a wholly-owned subsidiary of Exelon
Merger Agreement	Agreement and Plan of Merger, dated April 29, 2014 among Exelon, Merger Sub and PHI, as amended and restated on July 18, 2014
MFVRD	Modified fixed variable rate design
MMBtu	One Million British Thermal units
MPSC	Maryland Public Service Commission
MW	Megawatt
New Jersey Societal Benefit Program	A New Jersey statewide public interest program that is intended to benefit low income customers and address other public policy goals
NJBPU	New Jersey Board of Public Utilities
NJ SOCA Law	The New Jersey law under which the SOCAs were established
NOAA	National Oceanic and Atmospheric Administration
NOLC	Net operating loss carryforward
NUGs	Non-utility generators
OPC	Office of People’s Counsel
OPEB	Other postretirement benefit
PCI	Potomac Capital Investment Corporation and its subsidiaries
Pepco	Potomac Electric Power Company
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
Pepco Holdings or PHI	Pepco Holdings, Inc.
PHI Retirement Plan	PHI’s noncontributory retirement plan
PJM	PJM Interconnection, LLC
PJM RTO	PJM regional transmission organization
Power Delivery	PHI’s Power Delivery Business
PPA	Power purchase agreement
Preferred Stock	Originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share
PRP	Potentially responsible party
PUHCA 2005	Public Utility Holding Company Act of 2005
RECs	Renewable energy credits
Regulated T&D Electric Revenue	Revenue from the transmission and the distribution of electricity to PHI’s customers within its service territories at regulated rates
Reporting Company	PHI, Pepco, DPL or ACE
RI/FS	Remedial investigation and feasibility study
ROE	Return on equity
RPS	Renewable Energy Portfolio Standards
SEC	Securities and Exchange Commission
SEP	Supplemental Environmental Project
SOCAs	Standard Offer Capacity Agreements required to be entered into by ACE pursuant to a New Jersey law enacted to promote the construction of qualified electric generation facilities in New Jersey
SOS	Standard Offer Service, how Default Electricity Supply is referred to in Delaware, the District of Columbia and Maryland

ii

Term	Definition
SRECs	Solar renewable energy credits
Transition Bond Charge	Revenue ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds and related taxes, expenses and fees
Transition Bonds	Transition Bonds issued by ACE Funding
Triennial Plan	A three-year plan related to the construction in the District of Columbia of selected underground feeders as part of the DC PLUG initiative and the recovery of Pepco’s investment through a volumetric surcharge
VIE	Variable interest entity
VSCC	Virginia State Corporation Commission

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

PART I FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.

	Registrants
Item	Pepco Holdings	Pepco *	DPL *	ACE
Consolidated Statements of Income (Loss)	5	60	87	114

Consolidated Statements of Comprehensive Income (Loss)	6	N/A	N/A	N/A

Consolidated Balance Sheets	7	61	88	115

Consolidated Statements of Cash Flows	9	63	90	117

Consolidated Statement of Equity	10	64	91	118

Notes to Consolidated Financial Statements	11	65	92	119

*	Pepco and DPL have no operating subsidiaries and, therefore, their financial statements are not consolidated.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars, except per share data)

Operating Revenue	$1,313	$1,344	$3,760	$3,575

Operating Expenses
Fuel and purchased energy	545	579	1,622	1,587
Other services cost of sales	54	37	161	112
Other operation and maintenance	242	208	679	647
Depreciation and amortization	145	124	410	352
Other taxes	109	119	315	325
Deferred electric service costs	(1)	42	30	39
Impairment loss	53	—	53	—

Total Operating Expenses	1,147	1,109	3,270	3,062

Operating Income	166	235	490	513

Other Income (Expenses)
Interest expense	(68)	(68)	(200)	(205)
Other income	15	8	42	24

Total Other Expenses	(53)	(60)	(158)	(181)

Income from Continuing Operations Before Income Tax Expense	113	175	332	332
Income Tax Expense Related to Continuing Operations	34	65	125	280

Net Income from Continuing Operations	79	110	207	52

Income (Loss) from Discontinued Operations, Net of Income Taxes	—	8	—	(322)

Net Income (Loss)	$79	$118	$207	$(270)

Basic and Diluted Share Information
Weighted average shares outstanding – Basic (millions)	252	249	251	245

Weighted average shares outstanding – Diluted (millions)	252	249	252	245

Earnings per share of common stock from Continuing Operations – Basic and Diluted	$0.31	$0.44	$0.82	$0.21
Earnings (loss) per share of common stock from Discontinued Operations – Basic and Diluted	—	0.04	—	(1.31)

Basic and Diluted earnings (loss) per share	$0.31	$0.48	$0.82	$(1.10)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars)

Net Income (Loss)	$79	$118	$207	$(270)

Other Comprehensive Income from Continuing Operations

Losses on treasury rate locks reclassified into income	—	—	—	1
Pension and other postretirement benefit plans	2	1	—	2

Other comprehensive income, before income taxes	2	1	—	3
Income tax (benefit) expense related to other comprehensive income	—	—	(1)	1

Other comprehensive income from continuing operations, net of income taxes	2	1	1	2
Other Comprehensive Income from Discontinued Operations, Net of Income Taxes	—	—	—	6

Comprehensive Income (Loss)	$81	$119	$208	$(262)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
	(millions of dollars)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$257	$23
Restricted cash equivalents	21	13
Accounts receivable, less allowance for uncollectible accounts of $50 million and $38 million, respectively	812	835
Inventories	152	148
Deferred income tax assets, net	34	51
Income taxes and related accrued interest receivable	7	274
Prepaid expenses and other	86	54

Total Current Assets	1,369	1,398

OTHER ASSETS
Goodwill	1,407	1,407
Regulatory assets	2,032	2,087
Income taxes and related accrued interest receivable	57	75
Restricted cash equivalents	13	14
Other	167	163

Total Other Assets	3,676	3,746

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	15,241	14,567
Accumulated depreciation	(4,988)	(4,863)

Net Property, Plant and Equipment	10,253	9,704

TOTAL ASSETS	$15,298	$14,848

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
	(millions of dollars, except shares)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term debt	$533	$565
Current portion of long-term debt and project funding	279	446
Accounts payable	192	215
Accrued liabilities	321	301
Capital lease obligations due within one year	10	9
Taxes accrued	47	56
Interest accrued	80	47
Liabilities and accrued interest related to uncertain tax positions	6	397
Other	341	277

Total Current Liabilities	1,809	2,313

DEFERRED CREDITS
Regulatory liabilities	371	399
Deferred income tax liabilities, net	3,191	2,928
Investment tax credits	16	17
Pension benefit obligation	130	116
Other postretirement benefit obligations	177	206
Liabilities and accrued interest related to uncertain tax positions	6	28
Other	187	189

Total Deferred Credits	4,078	3,883

OTHER LONG-TERM LIABILITIES
Long-term debt	4,691	4,053
Transition bonds issued by ACE Funding	183	214
Long-term project funding	9	10
Capital lease obligations	55	60

Total Other Long-Term Liabilities	4,938	4,337

COMMITMENTS AND CONTINGENCIES (NOTE 15)

PREFERRED STOCK
Series A preferred stock, $.01 par value, 18,000 shares authorized, 10,800 and zero shares outstanding, respectively	111	—

EQUITY
Common stock, $.01 par value, 400,000,000 shares authorized, 251,879,809 and 250,324,898 shares outstanding, respectively	3	3
Premium on stock and other capital contributions	3,794	3,751
Accumulated other comprehensive loss	(33)	(34)
Retained earnings	598	595

Total Equity	4,362	4,315

TOTAL LIABILITIES AND EQUITY	$15,298	$14,848

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(millions of dollars)
OPERATING ACTIVITIES
Net income (loss)	$207	$(270)
Loss from discontinued operations	—	322
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	410	352
Deferred income taxes	259	(386)
Gains on sales of land	(9)	—
Impairment loss	53	—
Other	4	(9)
Changes in:
Accounts receivable	18	(55)
Inventories	(4)	(15)
Prepaid expenses	(27)	6
Regulatory assets and liabilities, net	(135)	(74)
Accounts payable and accrued liabilities	39	(50)
Pension contributions	—	(120)
Pension benefit obligation, excluding contributions	36	49
Cash collateral related to derivative activities	(6)	28
Income tax-related prepayments, receivables and payables	(138)	618
Advanced payment made to taxing authority	—	(242)
Interest accrued	33	37
Other assets and liabilities	9	27
Net current assets held for disposition or sale	—	40

Net Cash From Operating Activities	749	258

INVESTING ACTIVITIES
Investment in property, plant and equipment	(846)	(943)
Department of Energy capital reimbursement awards received	4	17
Proceeds from sales of land	9	—
Changes in restricted cash equivalents	(7)	(2)
Net other investing activities	(4)	—
Proceeds from discontinued operations, early termination of finance leases held in trust	—	873

Net Cash Used By Investing Activities	(844)	(55)

FINANCING ACTIVITIES
Dividends paid on common stock	(204)	(201)
Common stock issued for the Direct Stock Purchase and Dividend Reinvestment Plan and employee-related compensation	29	38
Issuances of common stock	—	324
Issuances of Series A preferred stock	108	—
Issuances of long-term debt	771	350
Reacquisitions of long-term debt	(232)	(96)
Repayments of short-term debt, net	(32)	(361)
Issuance of term loan	—	250
Repayment of term loans	(100)	(450)
Cost of issuances	(10)	(17)
Net other financing activities	(1)	(7)

Net Cash From (Used By) Financing Activities	329	(170)

Net Increase in Cash and Cash Equivalents	234	33
Cash and Cash Equivalents at Beginning of Period	23	25

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$257	$58

SUPPLEMENTAL CASH FLOW INFORMATION
Cash (received) paid for income taxes, net	$(1)	$228

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium	Accumulated Other Comprehensive	Retained
(millions of dollars, except shares)	Shares	Par Value	on Stock	Loss	Earnings	Total
BALANCE, DECEMBER 31, 2013	250,324,898	$3	$3,751	$(34)	$595	$4,315

Net income	—	—	—	—	75	75
Other comprehensive income	—	—	—	1	—	1
Dividends on common stock ($0.27 per share)	—	—	—	—	(68)	(68)
Issuance of common stock:
Original issue shares, net	284,022	—	3	—	—	3
Shareholder DRP original issue shares	374,003	—	8	—	—	8
Net activity related to stock-based awards	—	—	2	—	—	2

BALANCE, MARCH 31, 2014	250,982,923	3	3,764	(33)	602	4,336

Net income	—	—	—	—	53	53

Other comprehensive loss	—	—	—	(2)	—	(2)
Dividends on common stock ($0.27 per share)	—	—	—	—	(68)	(68)

Issuance of common stock:

Original issue shares, net	252,240	—	4	—	—	4

Shareholder DRP original issue shares	263,245	—	7	—	—	7
Net activity related to stock-based awards	—	—	5	—	—	5

BALANCE, JUNE 30, 2014	251,498,408	3	3,780	(35)	587	4,335

Net income	—	—	—	—	79	79

Other comprehensive income	—	—	—	2	—	2
Dividends on common stock ($0.27 per share)	—	—	—	—	(68)	(68)

Issuance of common stock:

Original issue shares, net	136,096	—	3	—	—	3

Shareholder DRP original issue shares	245,305	—	7	—	—	7
Net activity related to stock-based awards	—	—	4	—	—	4

BALANCE, SEPTEMBER 30, 2014	251,879,809	$3	$3,794	$(33)	$598	$4,362

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

Agreement and Plan of Merger with Exelon Corporation

PHI entered into an Agreement and Plan of Merger, dated April 29, 2014, as amended and restated on July 18, 2014 (the Merger Agreement), with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly-owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly-owned subsidiary of Exelon. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of PHI (other than (i) shares owned by Exelon, Merger Sub or any other direct or indirect wholly-owned subsidiary of Exelon and shares owned by PHI or any direct or indirect, wholly-owned subsidiary of PHI, and in each case not held on behalf of third parties (but not including shares held by PHI in any rabbi trust or similar arrangement in respect of any compensation plan or arrangement) and (ii) shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law), will be canceled and converted into the right to receive $27.25 in cash, without interest.

In connection with entering into the Merger Agreement, as further described in Note (12), “Preferred Stock,” PHI entered into a Subscription Agreement with Exelon dated April 29, 2014 (the Subscription Agreement), pursuant to which PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million on April 30, 2014. Exelon also committed, pursuant to the Subscription Agreement, to

PEPCO HOLDINGS

purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014 and October 27, 2014, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for a purchase price of $18 million.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of common stock of PHI; (ii) the receipt of regulatory approvals required to consummate the Merger, including approvals from the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission, the Delaware Public Service Commission (DPSC), the District of Columbia Public Service Commission (DCPSC), the Maryland Public Service Commission (MPSC), the New Jersey Board of Public Utilities (NJBPU) and the Virginia State Corporation Commission (VSCC); (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (iv) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (b) each party’s compliance with its obligations and covenants contained in the Merger Agreement (including covenants that may limit, restrict or prohibit PHI and its subsidiaries from taking specified actions during the period between the date of the Merger Agreement and the closing of the Merger or the termination of the Merger Agreement). In addition, the obligations of Exelon and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing terms, conditions, obligations or commitments, individually or in the aggregate, that constitute a burdensome condition (as defined in the Merger Agreement). For additional discussion, see Note (7), “Regulatory Matters – Merger Approval Proceedings.” On September 23, 2014, the stockholders of PHI approved the Merger, and on October 7, 2014, the VSCC approved the Merger. The parties currently anticipate that the closing will occur in the second or third quarter of 2015.

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

Discontinued Operations

Cross-Border Energy Lease Investments

Through its subsidiary PCI, PHI held a portfolio of cross-border energy lease investments. During 2013, PHI completed the termination of its interest in its cross-border energy lease investments and, as a result, these investments were accounted for as discontinued operations.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

Pepco Holdings’ unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted. Therefore, these consolidated financial statements should be read along with the annual consolidated financial statements included in PHI’s annual report on Form 10-K for the year ended December 31, 2013. In the opinion of PHI’s management, the unaudited consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly Pepco Holdings’ financial condition as of September 30, 2014, in accordance with GAAP. The year-end December 31, 2013 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results for the three and nine months ended September 30, 2014 may not be indicative of PHI’s results that will be realized for the full year ending December 31, 2014.

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

Long-Lived Asset Impairment

At September 30, 2014, PHI recorded an impairment loss of $53 million ($32 million after-tax) at Pepco Energy Services associated with its combined heat and power thermal generating plant and operation in Atlantic City, which reduced the carrying amount of its long-lived assets in Atlantic City from $83 million to $30 million. PHI performed long-lived asset impairment tests on asset groups comprising substantially all of the long-lived assets in Atlantic City as a result of significant adverse changes in the financial condition of its customers and the business climate in Atlantic City. In the case of the most significant asset group (with a carrying amount, before the impairment loss, of $70 million at September 30, 2014), the assets were written down to their estimated fair value because the future estimated undiscounted cash flows from the asset group were significantly lower than its carrying value. PHI estimated the fair value of the asset group from a market participant’s perspective by calculating the present value of estimated future cash flows over the useful lives of the assets using an appropriate discount rate. Both the estimated future cash flows and the discount rate were based on primarily unobservable, Level 3 inputs. The estimated future cash flows were probability weighted based on several potential outcomes regarding forecasted revenues and expenses associated with the asset group. Forecasted revenues and expenses were, in part, based on estimated future commodity prices from an external valuation specialist. In addition, PHI forecasted customer usage volumes and the associated operations and maintenance expenses and capital expenditures. A 10 percent change in the estimated cash flows would not have a significant impact on the estimated fair value of the assets. PHI also selected a discount rate that would reflect a market return on the estimated cash flows. PHI considered a range of discount rates between 10 percent and 16 percent. A one percent change in the discount rate assumptions would not have a significant impact on the estimated fair value of the asset group.

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in Pepco Holdings’ gross revenues were $85 million and $98 million for the three months ended September 30, 2014 and 2013, respectively, and $246 million and $264 million for the nine months ended September 30, 2014 and 2013, respectively.

Reclassifications

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

PEPCO HOLDINGS

Revisions of Prior Period Financial Statements

Operating and Financing Cash Flows

The consolidated statement of cash flows for the nine months ended September 30, 2013 has been revised to correctly present changes in book overdraft balances as operating activities (included in Changes in accounts payable and accrued liabilities) rather than financing activities (included in Net other financing activities). For the nine months ended September 30, 2013, the effect of the revision was to decrease Net cash from operating activities by $9 million from $267 million to $258 million, and decrease Net cash used by financing activities by $9 million from $179 million to $170 million. The revision was not considered to be material, individually or in the aggregate, to previously issued financial statements.

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

PEPCO HOLDINGS

The new requirements are effective for PHI beginning January 1, 2017, and may be implemented either retrospectively for all periods presented, or as a cumulative-effect adjustment as of January 1, 2017. Early adoption is not permitted. PHI is currently evaluating the potential impact of this new guidance on its consolidated financial statements and which implementation approach to select.

(5) SEGMENT INFORMATION

Pepco Holdings’ management has identified its operating segments at September 30, 2014 as Power Delivery and Pepco Energy Services. In the tables below, the Corporate and Other column is included to reconcile the segment data with consolidated data and includes unallocated Pepco Holdings’ (parent company) capital costs, such as financing costs. Through its subsidiary PCI, PHI maintained a portfolio of cross-border energy lease investments. PHI completed the termination of its interests in its cross-border energy lease investments during 2013. As a result, the cross-border energy lease investments, which comprised substantially all of the operations of the former Other Non-Regulated segment, are being accounted for as discontinued operations.

The remaining operations of the former Other Non-Regulated segment, which no longer meet the definition of a separate segment for financial reporting purposes, are now included in Corporate and Other. Segment financial information for continuing operations for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30, 2014
	Power Delivery	Pepco Energy Services	Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$1,242	$73	$(2)	$1,313
Operating Expenses (b)	1,021	126 (c)	—	1,147
Operating Income (Loss)	221	(53)	(2)	166
Interest Expense	58	1	9	68
Other Income	14	1	—	15
Income Tax Expense (Benefit)	65	(26)	(5)	34
Net Income (Loss) from Continuing Operations	112	(27)	(6)	79
Total Assets	13,697	255	1,346	15,298
Construction Expenditures	$272	$1	$20	$293

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(2) million for Operating Revenue, $(1) million for Operating Expenses, $(2) million for Interest Expense and $(2) million for Interest Income.
(b)	Includes depreciation and amortization expense of $145 million, consisting of $135 million for Power Delivery, $2 million for Pepco Energy Services and $8 million for Corporate and Other.
(c)	Includes an impairment loss of $53 million ($32 million after-tax) at Pepco Energy Services associated with its combined heat and power thermal generating plant and operation in Atlantic City.

PEPCO HOLDINGS

	Three Months Ended September 30, 2013
	Power Delivery	Pepco Energy Services	Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$1,298	$48	$(2)	$1,344
Operating Expenses (b)	1,067	50	(8)	1,109
Operating Income (Loss)	231	(2)	6	235
Interest Expense	58	1	9	68
Other Income (Loss)	8	1	(1)	8
Income Tax Expense (Benefit)	67	(1)	(1)	65
Net Income (Loss) from Continuing Operations	114	(1)	(3)	110
Total Assets (excluding Assets Held for Disposition)	12,790	341	1,779	14,910
Construction Expenditures	$293	$1	$33	$327

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(2) million for Operating Revenue, $(1) million for Operating Expenses, $(2) million for Interest Expense and $(2) million for Interest Income.
(b)	Includes depreciation and amortization expense of $124 million, consisting of $116 million for Power Delivery and $8 million for Corporate and Other.

	Nine Months Ended September 30, 2014
	Power Delivery	Pepco Energy Services	Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$3,554	$212	$(6)	$3,760
Operating Expenses (b)	3,005	263 (c)	2	3,270
Operating Income (Loss)	549	(51)	(8)	490
Interest Expense	169	1	30	200
Other Income	39	2	1	42
Income Tax Expense (Benefit)	157	(25)	(7)	125
Net Income (Loss) from Continuing Operations	262	(25)	(30)	207
Total Assets	13,697	255	1,346	15,298
Construction Expenditures	$789	$2	$55	$846

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(6) million for Operating Revenue, $(5) million for Operating Expenses, $(2) million for Interest Expense and $(3) million for Interest Income.
(b)	Includes depreciation and amortization expense of $410 million, consisting of $381 million for Power Delivery, $6 million for Pepco Energy Services and $23 million for Corporate and Other.
(c)	Includes an impairment loss of $53 million ($32 million after-tax) at Pepco Energy Services associated with its combined heat and power thermal generating plant and operation in Atlantic City.

PEPCO HOLDINGS

	Nine Months Ended September 30, 2013
	Power Delivery	Pepco Energy Services	Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$3,428	$154	$(7)	$3,575
Operating Expenses (b)	2,934	151	(23)	3,062
Operating Income	494	3	16	513
Interest Expense	172	1	32	205
Other Income	21	2	1	24
Income Tax Expense (c)	115	1	164 (d)	280
Net Income (Loss) from Continuing Operations	228	3	(179)	52
Total Assets (excluding Assets Held for Disposition)	12,790	341	1,779	14,910
Construction Expenditures	$856	$2	$85	$943

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(8) million for Operating Revenue, $(7) million for Operating Expenses, $(6) million for Interest Expense and $(7) million for Interest Income.
(b)	Includes depreciation and amortization expense of $352 million, consisting of $327 million for Power Delivery, $4 million for Pepco Energy Services and $21 million for Corporate and Other.
(c)	Includes after-tax interest associated with uncertain and effectively settled tax positions allocated to each member of the consolidated group, including a $12 million interest benefit for Power Delivery and interest expense of $66 million for Corporate and Other.
(d)	Includes non-cash charges of $101 million representing the establishment of valuation allowances against certain deferred tax assets of PCI included in Corporate and Other.

(6) GOODWILL

PHI’s goodwill balance of $1,407 million was unchanged during the nine months ended September 30, 2014. Substantially all of PHI’s goodwill balance was generated by Pepco’s acquisition of Conectiv (known as Conectiv, LLC, and the parent of DPL and ACE, and referred to herein as Conectiv) in 2002 and is allocated entirely to the Power Delivery reporting unit based on the aggregation of its regulated public utility company components for purposes of assessing impairment under FASB guidance on goodwill and other intangibles (ASC 350).

PHI’s annual impairment test as of November 1, 2013 indicated that goodwill was not impaired. For the nine months ended September 30, 2014, PHI concluded that there were no events or circumstances requiring it to perform an interim goodwill impairment test. PHI will perform its next annual impairment test as of November 1, 2014.

(7) REGULATORY MATTERS

Rate Proceedings

The following table shows, for each of PHI’s utility subsidiaries, the distribution base rate cases completed to date in 2014. Additional information concerning each of these cases is provided in the discussion below.

Jurisdiction/Company	Approved Revenue Requirement Increase	Approved Return on Equity	Completion Date	Rate Effective Date
	(millions of dollars)
DC – Pepco	$23.4	9.40%	March 26, 2014	April 16, 2014
DE – DPL (Electric)	$15.1	9.70%	April 2, 2014	May 1, 2014
MD – Pepco	$8.8	9.62%	July 2, 2014	July 4, 2014
NJ – ACE	$19.0	9.75%	August 20, 2014	September 1, 2014

PEPCO HOLDINGS

As further described in Note (1), “Organization,” on April 29, 2014, PHI entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than pursuing the conclusion of certain proceedings, as described below.

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

Delaware

Electric Distribution Base Rates

On March 22, 2013, DPL submitted an application with the DPSC to increase its electric distribution base rates. The application sought approval of an annual rate increase of approximately $42 million (adjusted by DPL to approximately $39 million on September 20, 2013), based on a requested return on equity (ROE) of 10.25%. The requested rate increase sought to recover expenses associated with DPL’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. The DPSC suspended the full proposed increase and, as permitted by state law, DPL implemented an interim increase of $2.5 million on June 1, 2013, subject to refund and pending final DPSC approval. On October 8, 2013, the DPSC approved DPL’s request to implement an additional interim increase of $25.1 million, effective on October 22, 2013, bringing the total interim rates in effect subject to refund to $27.6 million. On August 5, 2014, the DPSC issued a final order in this proceeding providing for an annual increase in DPL’s electric distribution base rates of approximately $15.1 million, based on an ROE of 9.70%. The new rates became effective May 1, 2014. In September 2014, DPL issued rate refunds or credits to customers who received service between October 22, 2013 and April 30, 2014, reflecting the difference between the interim rates and the final ordered rates, where base rate design and usage levels provide for a refund.

On September 4, 2014, DPL filed an appeal with the Delaware Superior Court of the DPSC’s August 5, 2014 order in this proceeding, seeking the court’s review of the DPSC’s decision relating to the recovery of costs associated with one component of employee compensation, certain retirement benefits and recovery of credit facility expenses. The Division of the Public Advocate filed a cross-appeal on September 8, 2014, pertaining to the treatment of a prepaid pension expense and other postretirement benefit obligations in base rates.

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

Gas Distribution Base Rates

A settlement approved in October 2013 by the DPSC in a proceeding filed by DPL in December 2012 to increase its natural gas distribution base rates provides in part for a phase-in of the recovery of the deferred costs associated with DPL’s deployment of the interface management unit (IMU). The IMU is part of DPL’s advanced metering infrastructure (AMI) and allows for the remote reading of gas meters. Recovery of such costs will begin through base rates over a two-year period, assuming specific milestones are met and pursuant to the following schedule: 50% of the IMU-related portion of DPL’s AMI costs were put into rates on July 11, 2014, and the remainder will be put into rates on April 1, 2015 and will be recovered over a two-year period. DPL also agreed in the settlement that its next natural gas distribution base rate application may be filed with the DPSC no earlier than January 1, 2015.

Under the Merger Agreement, DPL is not permitted to file further gas distribution base rate cases without Exelon’s consent.

Gas Cost Rates

DPL makes an annual Gas Cost Rate (GCR) filing with the DPSC for the purpose of allowing DPL to recover natural gas procurement costs through customer rates. On August 28, 2013, DPL made its 2013 GCR filing in which it proposed a GCR decrease of approximately 5.5%. On September 26, 2013, the DPSC issued an order authorizing DPL to place the new rates into effect on November 1, 2013, subject to refund and pending final DPSC approval. On July 8, 2014, the DPSC issued an order approving the GCR rates as filed by DPL.

On August 29, 2014, DPL made its 2014 GCR filing in which it proposed a GCR decrease of approximately 7.4%. On September 30, 2014, the DPSC issued an order authorizing DPL to place the new rates into effect on November 1, 2014, subject to refund and pending final DPSC approval.

Under the Merger Agreement, DPL is permitted to continue to file its required annual GCR cases in Delaware.

District of Columbia

On March 8, 2013, Pepco filed an application with the DCPSC to increase its annual electric distribution base rates by approximately $52.1 million (adjusted by Pepco to approximately $44.8 million on December 3, 2013), based on a requested ROE of 10.25%. The requested rate increase sought to recover expenses associated with Pepco’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. On March 26, 2014, the DCPSC issued an order approving an increase in base rates

PEPCO HOLDINGS

of approximately $23.4 million, based on an ROE of 9.40%. The new rates became effective on April 16, 2014. On April 28, 2014, Pepco filed an application for reconsideration or clarification of the DCPSC’s March 26, 2014 order, contesting several of the reporting obligations and other directives imposed by the order. On April 29, 2014, the other parties to the proceeding filed applications for reconsideration of the March 26, 2014 order, which generally challenge Pepco’s post-test year reliability projects, the adequacy of Pepco’s environmental and efficiency measures, and the structure of Pepco’s residential aid discount rate. On July 10, 2014, the DCPSC issued its order on reconsideration, which granted in part and denied in part Pepco’s application for reconsideration with regard to reporting obligations. The DCPSC also rejected the other parties’ applications for reconsideration.

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

On July 12, 2013, the MPSC issued an order related to Pepco’s November 30, 2012 application approving an annual rate increase of approximately $27.9 million, based on an ROE of 9.36%. The order provides for the full recovery of storm restoration costs incurred as a result of recent major storm events, including the derecho storm in June 2012 and Hurricane Sandy in October 2012, by including the related capital costs in Pepco’s rate base and amortizing the related deferred operation and maintenance expenses of $23.6 million over a five-year period. The order excludes the cost of AMI meters from Pepco’s rate base until such time as Pepco demonstrates the cost effectiveness of the AMI system; as a result, costs for AMI meters incurred with respect to the 2012 test year and beyond will be treated as other incremental AMI costs incurred in conjunction with the deployment of the AMI system that are deferred and on which a carrying charge is deferred, but only until such cost effectiveness has been demonstrated and such costs are included in rates. However, the MPSC’s July 2012 order in Pepco’s previous electric distribution base rate case, which allowed Pepco to recover the costs of meters installed during the 2011 test year for that case, remains in effect, and the Maryland OPC’s motion for rehearing in that case remains pending.

PEPCO HOLDINGS

The July 12, 2013 order also approved a Grid Resiliency Charge, which went into effect on January 1, 2014, for recovery of costs totaling approximately $24.0 million associated with Pepco’s proposed plan to accelerate investments related to certain priority feeders, provided that, before implementing the surcharge, Pepco (i) provides additional information to the MPSC related to performance objectives, milestones and costs, and (ii) makes annual filings with the MPSC thereafter concerning this project, which will permit the MPSC to establish the applicable Grid Resiliency Charge rider for each following year. The MPSC did not approve the proposed acceleration of the tree-trimming cycle or the undergrounding of six distribution feeders. The MPSC also rejected Pepco’s proposed reliability performance-based mechanism. The new rates were effective on July 12, 2013.

On July 26, 2013, Pepco filed a notice of appeal of the July 12, 2013 order in the Circuit Court for the City of Baltimore. Other parties also filed notices of appeal, which have been consolidated with Pepco’s appeal. In its memorandum filed with the appeals court, Pepco asserts that the MPSC erred in failing to grant Pepco an adequate ROE, denying a number of other cost recovery mechanisms and limiting Pepco’s test year data to no more than four months of forecasted data in future rate cases. The memoranda filed with the appeals court by the other parties primarily assert that the MPSC erred or acted arbitrarily and capriciously in allowing the recovery of certain costs by Pepco, in approving the Grid Resiliency Charge, and in refusing to reduce Pepco’s rate base by known and measurable accumulated depreciation. The appeal remains pending.

On August 26, 2014, the MPSC issued an order establishing a Phase II proceeding pertaining to the base rate case filed in November 2012 to address an issue regarding Pepco’s net operating loss carryforward (NOLC). The issue in this Phase II proceeding is the same as for the Phase II proceeding described below. Pepco filed a motion to dismiss this Phase II proceeding, asserting that the MPSC no longer has jurisdiction over the 2012 base rate case due to appeals having been filed by numerous parties. On September 11, 2014, the MPSC issued an order staying this Phase II proceeding until further notice.

On December 4, 2013, Pepco submitted an application with the MPSC to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $43.3 million (adjusted by Pepco to approximately $37.4 million on April 15, 2014), based on a requested ROE of 10.25%. The requested rate increase sought to recover expenses associated with Pepco’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. On July 2, 2014, the MPSC issued an order approving an annual rate increase of approximately $8.75 million, based on an ROE of 9.62%. The new rates became effective on July 4, 2014. On July 31, 2014, Pepco filed a petition for rehearing seeking reconsideration of the recovery of certain expenses.

On August 26, 2014, the MPSC issued an order establishing a Phase II proceeding pertaining to the base rate case filed in December 2013 to address an issue regarding Pepco’s NOLC. Specifically, the MPSC will consider the tax implications of Pepco’s NOLC, which had impacted certain of Pepco’s rate adjustments in the 2013 base rate proceeding. At issue in the Phase II proceeding is whether a reduction should be made to Pepco’s revenue requirement. This Phase II proceeding is ongoing.

Under the Merger Agreement, Pepco is permitted, and intends to continue, to pursue the conclusion of the aforementioned matters, but under the Merger Agreement, Pepco is not permitted to initiate or file further electric distribution base rate cases in Maryland without Exelon’s consent.

PEPCO HOLDINGS

New Jersey

Electric Distribution Base Rates

On March 14, 2014, ACE submitted an application with the NJBPU to increase its electric distribution base rates by approximately $61.7 million (excluding sales and use taxes), based on a requested ROE of 10.25%. The requested rate increase sought to recover expenses associated with ACE’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. On August 20, 2014, the NJBPU approved a Stipulation of Settlement (the NJ Settlement Agreement) entered into by ACE, NJBPU staff and the Division of Rate Counsel. The approved NJ Settlement Agreement provides for an annual increase in ACE’s electric distribution base rates by the net amount of approximately $19.0 million (excluding sales and use taxes), based on a specified ROE of 9.75%. The new electric distribution base rates became effective for service rendered by ACE on and after September 1, 2014. The annual pre-tax earnings impact of the rate increase is approximately $19.0 million.

Under the Merger Agreement, ACE is not permitted to initiate or file further electric distribution base rate cases in New Jersey without Exelon’s consent.

Update and Reconciliation of Certain Under-Recovered Balances

On March 3, 2014, ACE submitted a petition with the NJBPU seeking to reconcile and update (i) charges related to the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the non-utility generators (NUGs), (ii) costs related to surcharges for the New Jersey Societal Benefit Program (a statewide public interest program that is intended to benefit low income customers and address other public policy goals) and ACE’s uncollected accounts and (iii) operating costs associated with ACE’s residential appliance cycling program. The net impact of adjusting the charges as proposed would have been an overall annual rate decrease of approximately $24.5 million (revised to a decrease of approximately $41.1 million on April 16, 2014, based upon an update for actual data through March 2014). In May 2014, the NJBPU approved a stipulation of settlement entered into by the parties in this proceeding providing for an overall annual rate decrease of $41.1 million. The rate decrease, which went into effect on June 1, 2014, will have no effect on ACE’s operating income and was placed into effect provisionally subject to a review by the NJBPU of the final underlying costs for reasonableness and prudence.

The final order in this proceeding is not expected to be affected by the Merger Agreement.

Service Extension Contributions Refund Order

On July 19, 2013, in compliance with a 2012 Superior Court of New Jersey Appellate Division (Appellate Division) court decision, the NJBPU released an order requiring utilities to issue refunds to persons or entities that paid non-refundable contributions for utility service extensions to certain areas described as “Areas Not Designated for Growth.” The order is limited to eligible contributions paid between March 20, 2005 and December 20, 2009. ACE is processing the refund requests that meet the eligibility criteria established in the order as they are received. Although ACE estimates that it received approximately $11 million of contributions between March 20, 2005 and December 20, 2009, it is currently unable to reasonably estimate the amount that it may be required to refund using the eligibility criteria established by the order. Since the July 2013 order was released, ACE has received less than $1 million in refund claims, the validity of which is being investigated by ACE prior to making any such refunds. At this time, ACE does not expect that any such amount refunded will have a material effect on its consolidated financial condition, results of operations or cash flows, as any amounts that may be refunded will generally increase the value of ACE’s property, plant and equipment and may ultimately be recovered through depreciation and cost of service. On September 30, 2014, the NJBPU commenced a rulemaking proceeding to further implement the directives of the Appellate Division decision.

PEPCO HOLDINGS

Under the Merger Agreement, ACE is permitted to pursue the conclusion of this matter and intends to continue to do so.

Generic Consolidated Tax Adjustment Proceeding

In January 2013, the NJBPU initiated a generic proceeding to examine whether a consolidated tax adjustment (CTA) should continue to be used, and if so, how it should be calculated in determining a utility’s cost of service. Under the NJBPU’s current policy, when a New Jersey utility is included in a consolidated group income tax return, an allocated amount of any reduction in the consolidated group’s taxes as a result of losses by affiliates is used to reduce the utility’s rate base, upon which the utility earns a return. This policy has negatively impacted ACE’s electric distribution base rate case outcomes and ACE’s position is that the CTA should be eliminated. In an order dated October 22, 2014, the NJBPU determined that it is appropriate for affected consolidated groups to continue to include a CTA in New Jersey base rate filings, but that the CTA calculation will be modified and will limit the look-back period for the calculation to five years, exclude transmission assets from the calculation and allocate 25 percent of the final CTA amount as a reduction to the distribution revenue requirement. With this revised methodology, ACE anticipates that the negative effects of the CTA in future base rate cases will be significantly reduced.

Federal Energy Regulatory Commission

Transmission Annual Formula Rate Update Challenge

In October 2013, FERC issued a ruling on challenges filed by the Delaware Municipal Electric Corporation, Inc. (DEMEC) to DPL’s 2011 and 2012 annual formula rate updates for transmission service. In 2006, FERC approved a formula rate for DPL that is incorporated into the PJM Interconnection, LLC (PJM) tariff. The formula rate establishes the treatment of costs and revenues and the resulting rates for DPL. Pursuant to the protocols approved by FERC and after a period of discovery, interested parties have an opportunity to file challenges regarding the application of the formula rate. The October 2013 FERC order sets various issues in this proceeding for hearing, including challenges regarding formula rate inputs, deferred income items, prepayments of estimated income taxes, rate base reductions, various administrative and general expenses and the inclusion in rate base of construction work in progress related to the Mid-Atlantic Power Pathway (MAPP) project abandoned by PJM. Settlement discussions began in this matter in November 2013 before an administrative law judge at FERC.

In December 2013, DEMEC filed a formal challenge to the DPL 2013 annual formula rate update for transmission service, including a request to consolidate the 2013 challenge with the two prior challenges. The issues in the challenges for all three years are similar. On April 8, 2014, FERC issued an order setting the 2013 challenge issues for hearing and on April 15, 2014, those issues were consolidated with the 2011 and 2012 challenges. A settlement agreement was filed with FERC on August 25, 2014 and is awaiting FERC approval. The settlement agreement resolves all of the issues set for hearing in the proceeding. Pursuant to the settlement, DPL will provide a one-time reduction of $225,000 to Delmarva’s 2015 annual formula rate update and will provide a one-time payment of $258,500 to DEMEC. In addition, the settlement resolves certain ratemaking and accounting treatments prospectively and provides that certain items will not be challenged in the future. PHI cannot predict when a final FERC decision in this proceeding will be issued.

Transmission ROE Challenge

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as DEMEC, filed a joint complaint with FERC against Pepco, DPL and ACE, as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that PHI’s utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. PHI, Pepco, DPL and ACE believe the allegations in this complaint are without merit and are vigorously contesting it. In April 2013,

PEPCO HOLDINGS

Pepco, DPL and ACE filed their answer to this complaint, requesting that FERC dismiss the complaint against them on the grounds that the complaint failed to meet the required burden to demonstrate that the existing rates and protocols are unjust and unreasonable. On August 21, 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directs that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) sets February 27, 2013 as the refund effective date, should a refund result from this proceeding. Settlement discussions are continuing in this matter. PHI cannot predict when a final FERC decision in this proceeding will be issued.

On June 19, 2014, FERC issued an order in a proceeding in which the PHI utilities were not involved, in which it adopted a new ROE methodology for electric utilities. This new methodology replaces the existing one-step discounted cash flow analysis (which incorporates only short-term growth rates) traditionally used to derive ROE for electric utilities with the two-step discounted cash flow analysis (which incorporates both short-term and long-term measures of growth) used for natural gas and oil pipelines. As a result of the August 21, 2014 FERC order discussed in the preceding paragraph, Pepco, DPL and ACE applied an estimated ROE based on the two-step methodology announced by FERC for the period over which each of their transmission revenues would be subject to refund as a result of the challenge, and recorded estimated reserves in the second quarter of 2014 related to this matter.

Under the Merger Agreement, PHI is permitted to pursue the conclusion of these FERC matters and intends to continue to do so.

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

PEPCO HOLDINGS

On October 24, 2013, the Federal district court issued an order ruling that the contracts are illegal and unenforceable. The Federal district court order and its associated ruling could impact the state circuit court appeal, to which the Contract EDCs are parties, although such impact, if any, cannot be determined at this time. The Contract EDCs, the Maryland Office of People’s Counsel and one generating company have appealed the Maryland Circuit Court’s decision to the Maryland Court of Special Appeals. In addition, in November 2013 both the winning bidder and the MPSC appealed the Federal district court decision to the U.S. Court of Appeals for the Fourth Circuit. On June 2, 2014, the Fourth Circuit issued a decision affirming the lower Federal court judgment. On July 8, 2014, the Fourth Circuit issued its mandate stating that its decision takes effect on that date. The parties have until November 27, 2014 to appeal the Fourth Circuit’s decision to the U.S. Supreme Court.

On July 22, 2014, the Maryland Court of Special Appeals stayed the appeal of the Baltimore City Circuit Court decision for six months.

On June 2, 2014, the winning bidder filed the contracts at FERC requesting that they be accepted pursuant to Section 205 of the Federal Power Act. The Contract EDCs intervened in the proceeding and requested that the winning bidder’s filing be rejected on the grounds that the contracts never came into effect. On August 5, 2014, FERC issued an order rejecting the filings made by the winning bidder, finding that the contracts cannot be accepted as valid contracts, given the decisions reached in the Federal court proceedings discussed above.

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

In February 2011, ACE joined other plaintiffs in an action filed in the U.S. District Court for the District of New Jersey challenging the NJ SOCA Law on the grounds that it violates the Commerce Clause and the Supremacy Clause of the U.S. Constitution. On October 11, 2013, the Federal district court issued a ruling that the NJ SOCA Law is preempted by the Federal Power Act and violates the Supremacy Clause, and is therefore null and void. On October 21, 2013, a joint motion to stay the Federal district court’s decision pending appeal was filed by the NJBPU and one of the SOCA generation companies. In that motion, the NJBPU notified the Federal district court that it would take no action to force implementation of the SOCAs pending the appeal or such other action—such as FERC approval of the SOCAs—that would cure the constitutional issues to the Federal district court’s satisfaction. On October 25, 2013, the Federal district court

PEPCO HOLDINGS

issued an order denying the joint motion to stay and ruling that the SOCAs are void, invalid and unenforceable. The SOCA generation companies and the NJBPU appealed the Federal district court’s decision. The U.S. Court of Appeals for the Third Circuit heard the appeal on March 27, 2014 and issued an opinion on September 11, 2014, affirming the Federal district court’s ruling.

One of the three SOCAs was terminated effective July 1, 2013 because of an event of default of the generation company that was a party to the SOCA. The remaining two SOCAs were terminated effective November 19, 2013, as a result of a termination notice delivered by ACE after the Federal district court’s October 25, 2013 decision.

Despite the terminated status of the SOCAs, on June 2, 2014, one of the generation companies that was a party to a SOCA filed the SOCA at FERC seeking to have the SOCA accepted under Section 205 of the Federal Power Act. The EDCs intervened in the proceeding and requested that the generation company’s filing be rejected on the grounds that the SOCA never came into effect. On August 5, 2014, FERC issued an order rejecting the filings made by the generation company, finding that the contracts cannot be accepted as valid contracts, given the decisions reached in the Federal court proceedings discussed above.

In light of the October 25, 2013 Federal district court order, ACE derecognized both the derivative assets (liabilities) for the estimated fair value of the SOCAs and the related regulatory liabilities (assets) in the fourth quarter of 2013.

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

The legislation providing for implementation of the Final Report’s recommendations contemplates that: (i) Pepco will fund approximately $500 million of the estimated cost to complete the DC PLUG initiative, recovering those costs through a surcharge on the electric bills of Pepco District of Columbia customers; (ii) $375 million of the DC PLUG initiative cost will be financed by the District of Columbia’s issuance of securitized bonds, which bonds will be repaid through a surcharge on the electric bills of Pepco District of Columbia customers that Pepco will remit to the District of Columbia; and (iii) the remaining amount will be covered by the existing capital projects program of the District of Columbia Department of Transportation (DDOT). Pepco will not earn a return on or a return of the cost of the assets funded with the proceeds of the securitized bonds or assets that are constructed by DDOT under its capital projects program, but ownership and responsibility for the operation and maintenance of such assets will be transferred to Pepco for a nominal amount. The enabling legislation, entitled the Electric Company Infrastructure Improvement Financing Act of 2013 (the Improvement Financing Act), became effective on May 3, 2014. On June 17, 2014, Pepco and DDOT filed a Triennial Plan related to the construction of selected underground feeders in the District of Columbia as part of the DC PLUG initiative and recovery of Pepco’s investment through a volumetric surcharge. The Triennial Plan is expected to be authorized concurrently with the approval of the application for the financing order, which is anticipated in the fourth quarter of 2014, as discussed below. The application for the financing order, which will provide for the issuance of the District of Columbia’s bonds and a volumetric surcharge to recover the costs associated with the bond issuance, was filed by Pepco with the DCPSC in August 2014.

PEPCO HOLDINGS

The final steps in the approval process are DCPSC authorization of the DC PLUG Application and the Triennial Plan and DCPSC issuance of the DC PLUG financing order as required by the Improvement Financing Act. These approvals would permit (i) Pepco and DDOT to commence proposed construction under the Triennial Plan; (ii) the District of Columbia to issue the necessary bonds to fund the District of Columbia’s portion of the DC PLUG initiative; and (iii) the establishment of the customer surcharges contemplated by the Improvement Financing Act. The DCPSC’s orders are anticipated to be issued in the fourth quarter of 2014.

Under the Merger Agreement, Pepco is permitted to pursue the DC PLUG initiative and intends to continue to do so.

MAPP Settlement Agreement

In February 2014, FERC issued an order approving the settlement agreement submitted by Pepco and DPL in connection with Pepco’s and DPL’s proceeding seeking recovery of approximately $88 million in abandonment costs related to the MAPP project. PHI had been directed by PJM to construct the MAPP project, a 152-mile high-voltage interstate transmission line, and in August 2012 was directed by PJM to cancel it. The abandonment costs sought for recovery were subsequently reduced to $82 million as a result of write-offs of certain disallowed costs in 2013 and transfers of materials to inventories for use on other projects. Under the terms of the FERC-approved settlement agreement, Pepco and DPL will receive $80.5 million of transmission revenues over a three-year period, which began on June 1, 2013, and will retain title to all real property and property rights acquired in connection with the MAPP project, which had an estimated fair value of $8 million. The FERC-approved settlement agreement resolves all issues concerning the recovery of abandonment costs associated with the cancellation of the MAPP project, and the terms of the settlement agreement are not subject to modification through any other FERC proceeding. As of September 30, 2014, PHI had recorded a regulatory asset related to the MAPP abandonment costs of approximately $39 million, net of amortization, and land of $8 million. PHI expects to recognize pre-tax income related to the MAPP abandonment costs of $3 million in 2014 and $1 million in 2015.

Merger Approval Proceedings

Delaware

On June 18, 2014, Exelon, PHI and DPL, and certain of their respective affiliates, filed an application with the DPSC seeking approval of the Merger. Delaware law requires the DPSC to approve the Merger when it determines that the transaction is in accordance with law, for a proper purpose, and is consistent with the public interest. The DPSC must further find that the successor will continue to provide safe and reliable service, will not terminate or impair existing collective bargaining agreements and will engage in good faith bargaining with organized labor. By statute, the review of this application must be concluded within 120 days, unless additional time is agreed to by the applicants and the DPSC. The current procedural schedule, as set by the Hearing Examiner on September 29, 2014, provides that evidentiary hearings will be held on February 18 to 20, 2015, with a final order to be issued by March 10, 2015.

District of Columbia

On June 18, 2014, Exelon, PHI and Pepco, and certain of their respective affiliates, filed an application with the DCPSC seeking approval of the Merger. To approve the Merger, the DCPSC must find that the Merger is in the public interest. In an order issued August 22, 2014, the DCPSC stated that to make the determination of whether the transaction is in the public interest, it will analyze the transaction in the context of seven factors to determine whether the transaction balances the interests of shareholders and investors with ratepayers and the community, whether the benefits to shareholders do or do not come at the expense of the ratepayers, and whether the transaction produces a direct and tangible benefit to ratepayers. The seven factors identified by the DCPSC are the effects of the transaction on: (i) ratepayers, shareholders, the financial health of the utility standing alone and as merged, and the local economy; (ii) utility management and administrative operations; (iii) the public safety and the safety and reliability of services; (iv) risks associated with all of the affiliated

PEPCO HOLDINGS

non-jurisdictional business operations, including nuclear operations, of the applicants; (v) the DCPSC’s ability to regulate the utility effectively following the Merger; (vi) competition in the local retail and wholesale markets that impacts the District and District ratepayers; and (vii) conservation of natural resources and preservation of environmental quality. District of Columbia law does not impose any time limit on the DCPSC’s review of the Merger. The DCPSC has scheduled evidentiary hearings for February 9 to 13, 2015.

Maryland

On August 19, 2014, Exelon, PHI, Pepco and DPL, and certain of their respective affiliates, filed an application with the MPSC seeking approval of the Merger. Maryland law requires the MPSC to approve a merger subject to its review if it finds that the merger is consistent with the public interest, convenience and necessity, including its benefits to and impact on consumers. In making this determination, the MPSC is required to consider the following 12 criteria: (i) the potential impact of the merger on rates and charges paid by customers and on the services and conditions of operation of the utility; (ii) the potential impact of the merger on continuing investment needs for the maintenance of utility services, plant and related infrastructure; (iii) the proposed capital structure that will result from the merger, including allocation of earnings from the utility; (iv) the potential effects on employment by the utility; (v) the projected allocation between the utility’s shareholders and ratepayers of any savings that are expected; (vi) issues of reliability, quality of service and quality of customer service; (vii) the potential impact of the merger on community investment; (viii) affiliate and cross-subsidization issues; (ix) the use or pledge of utility assets for the benefit of an affiliate; (x) jurisdictional and choice-of-law issues; (xi) whether it is necessary to revise the MPSC’s ring-fencing and affiliate code of conduct regulations in light of the merger; and (xii) any other issues the MPSC considers relevant to the assessment of the merger. The MPSC is required to issue an order within 180 days of the August 19, 2014 filing date. However, the MPSC can grant a 45-day extension for good cause. If no order is issued by the statutory deadline, then the Merger would be deemed to be approved. On September 22, 2014, the MPSC issued an order setting evidentiary hearings to commence on January 26, 2015, with all briefs to be filed by March 13, 2015, and extending the deadline for the MPSC’s decision to April 1, 2015.

New Jersey

On June 18, 2014, Exelon, PHI and ACE, and certain of their respective affiliates, filed a petition with the NJBPU seeking approval of the Merger. To approve the Merger, the NJBPU must find the Merger is in the public interest, and consider the impact of the Merger on (i) competition, (ii) rates of ratepayers affected by the Merger, (iii) ACE’s employees, and (iv) the provision of safe and reliable service at just and reasonable rates. On July 23, 2014, the NJBPU voted to retain this matter, rather than assigning it to an administrative law judge. The presiding commissioner of the NJBPU has set a procedural schedule. Among other dates, the evidentiary hearings before the presiding commissioner are set for January 12 to 16, 2015, with all briefs to be filed by March 3, 2015. New Jersey law does not impose any time limit on the NJBPU’s review of the Merger.

Virginia

On June 3, 2014, Exelon, PHI, Pepco and DPL, and certain of their respective affiliates, filed an application with the VSCC seeking approval of the Merger. Virginia law provides that, if the VSCC determines, with or without hearing, that adequate service to the public at just and reasonable rates will not be impaired or jeopardized by granting the application for approval, then the VSCC shall approve a merger with such conditions that the VSCC deems to be appropriate in order to satisfy this standard. On October 7, 2014, the VSCC issued an order approving the Merger.

Federal Energy Regulatory Commission

On May 30, 2014, Exelon, PHI, Pepco, DPL and ACE, and certain of their respective affiliates, submitted to FERC a Joint Application for Authorization of Disposition of Jurisdictional Assets and Merger under Section 203 of the Federal Power Act. Under that section, FERC shall approve a merger if it finds that the proposed transaction will be consistent with the public interest. FERC has 180 days to issue a decision, which can be extended by FERC in certain circumstances.

PEPCO HOLDINGS

Hart-Scott-Rodino Act

The Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act), which is the U.S. federal pre-merger notification statute, and its related rules and regulations provide that acquisition transactions that meet the HSR Act’s coverage thresholds may not be completed until a Notification and Report Form has been furnished to the Department of Justice (the DOJ) and the Federal Trade Commission (FTC), and that the waiting period required by the HSR Act has been terminated or has expired. Pursuant to the HSR Act requirements, Pepco Holdings and Exelon filed the required Notification and Report Forms with the DOJ and the FTC on August 6, 2014. Following informal discussions with the DOJ, effective as of September 5, 2014, Exelon withdrew its Notification and Report Form and refiled it on September 9, 2014, which restarted the waiting period required by the HSR Act. On October 9, 2014, each of Pepco Holdings and Exelon received a request for additional information and documentary material from the DOJ, which has the effect of extending the DOJ review period until 30 days after each of Pepco Holdings and Exelon has certified that it has substantially complied with the request.

(8) PENSION AND OTHER POSTRETIREMENT BENEFITS

The table below provides the components of net periodic benefit costs (benefits) recognized by Pepco Holdings for the three months ended September 30, 2014 and 2013:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(millions of dollars)
Service cost	$12	$14	$1	$2
Interest cost	27	25	7	6
Expected return on plan assets	(36)	(36)	(6)	(5)
Amortization of prior service cost (benefit)	1	—	(2)	(4)
Amortization of net actuarial loss	12	16	—	2

Net periodic benefit cost (benefit)	$16	$19	$—	$1

The table below provides the components of net periodic benefit costs (benefits) recognized by Pepco Holdings for the nine months ended September 30, 2014 and 2013:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(millions of dollars)
Service cost	$33	$40	$5	$6
Interest cost	82	75	20	22
Expected return on plan assets	(107)	(109)	(18)	(15)
Amortization of prior service cost (benefit)	2	1	(9)	(6)
Amortization of net actuarial loss	34	50	2	10

Net periodic benefit cost (benefit)	$44	$57	$—	$17

PEPCO HOLDINGS

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

Benefit Plan Modifications

During 2013, PHI approved two amendments to its other postretirement benefits plan. These amendments impacted the retiree health care and the retiree life insurance benefits, and became effective on January 1, 2014. As a result of the amendments, which were cumulatively significant, PHI remeasured its accumulated postretirement benefit obligation for other postretirement benefits as of July 1, 2013. The remeasurement resulted in a $17 million reduction in net periodic benefit cost for other postretirement benefits during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013.

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

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65%

PEPCO HOLDINGS

or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of September 30, 2014.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of September 30, 2014 and December 31, 2013, the amount of cash plus unused borrowing capacity under the credit facility available to meet the future liquidity needs of PHI and its utility subsidiaries on a consolidated basis totaled $1,305 million and $1,063 million, respectively. PHI’s utility subsidiaries had combined cash and unused borrowing capacity under the credit facility of $885 million and $332 million at September 30, 2014 and December 31, 2013, respectively.

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

Commercial Paper

PHI, Pepco, DPL and ACE maintain on-going commercial paper programs to address short-term liquidity needs. As of September 30, 2014, the maximum capacity available under these programs was $875 million, $500 million, $500 million and $350 million, respectively, subject to available borrowing capacity under the credit facility.

PHI, Pepco, DPL and ACE had $329 million, zero, zero and $99 million, respectively, of commercial paper outstanding at September 30, 2014. The weighted average interest rate for commercial paper issued by PHI, Pepco, DPL and ACE during the nine months ended September 30, 2014 was 0.51%, 0.27%, 0.26% and 0.25%, respectively. The weighted average maturity of all commercial paper issued by PHI, Pepco, DPL and ACE during the nine months ended September 30, 2014 was five, six, five and four days, respectively.

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

PEPCO HOLDINGS

ACE Term Loan Agreement

On May 10, 2013, ACE entered into a $100 million term loan agreement, pursuant to which ACE borrowed $100 million at a rate of interest equal to the prevailing Eurodollar rate, which was determined by reference to the LIBOR with respect to the relevant interest period, all as defined in the loan agreement, plus a margin of 0.75%. On August 21, 2014, ACE repaid the term loan in full.

Bond Issuance

In August 2014, ACE issued $150 million of its 3.375% first mortgage bonds due September 1, 2024. ACE used $7.2 million of the net proceeds from the issuance of the bonds to repay in full at maturity $7.0 million in aggregate principal amount of ACE’s 7.63% secured medium term notes due August 29, 2014, plus accrued and unpaid interest thereon. ACE used the remainder of the net proceeds to repay its outstanding commercial paper, including commercial paper that ACE issued to prepay in full its $100 million term loan, and for general corporate purposes.

Bond Payments

In July 2014, Atlantic City Electric Transition Funding LLC (ACE Funding) made principal payments of $7 million on its Series 2002-1 Bonds, Class A-3, and $3 million on its Series 2003-1 Bonds, Class A-2.

Bond Retirement

In August 2014, ACE retired, at maturity, $7 million of its 7.63% medium term notes due August 29, 2014. The notes were secured by a like principal amount of first mortgage bonds due August 29, 2014, which under ACE’s mortgage and deed of trust were deemed to be satisfied when the notes were repaid.

Sale of Receivables

On March 13, 2014, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project over a period of time pursuant to a Task Order entered into under a General Services Administration area-wide agreement. The purchase price to be received by Pepco by the end of the time period is approximately $12 million. The energy savings project, which is being performed by Pepco Energy Services, is expected to be completed by January 1, 2015. Pursuant to the purchase agreement, following acceptance of the energy savings project, the buyer will be entitled to receive the contract payments under the Task Order payable by the customer over approximately 9 years. At September 30, 2014, $10 million of the purchase price had been received by Pepco.

Financing Activities Subsequent to September 30, 2014

Bond Payments

In October 2014, ACE Funding made principal payments of $9 million on its Series 2002-1 Bonds, Class A-3, and $3 million on its Series 2003-1 Bonds, Class A-3.

PEPCO HOLDINGS

(10) INCOME TAXES

A reconciliation of PHI’s consolidated effective income tax rates from continuing operations is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(millions of dollars)
Income tax at federal statutory rate	$40	35.0%	$61	35.0%	$116	35.0%	$116	35.0%
Increases (decreases) resulting from:
State income taxes, net of federal effect	6	5.3%	11	6.3%	21	6.3%	21	6.3%
Asset removal costs	(4)	(3.5)%	(5)	(2.9)%	(9)	(2.7)%	(11)	(3.3)%
Change in estimates and interest related to uncertain and effectively settled tax positions	—	—	1	0.6%	—	—	55	16.6%
Energy efficiency-related tax deductions	(4)	(3.5)%	—	—	(4)	(1.2)%	—	—
Establishment of valuation allowances related to deferred tax assets	—	—	—	—	—	—	101	30.4%
Merger-related costs	—	—	—	—	7	2.1%	—	—
Other, net	(4)	(3.2)%	(3)	(1.9)%	(6)	(1.9)%	(2)	(0.7)%

Consolidated income tax expense related to continuing operations	$34	30.1%	$65	37.1%	$125	37.6%	$280	84.3%

In the third quarter of 2014, PHI recorded a tax benefit of $4 million related to certain energy efficiency tax deductions associated with Pepco Energy Services’ energy savings performance contracting services.

In connection with entering into the Merger Agreement (as further described in Note (1), “Organization”), PHI incurred certain merger-related costs in the second and third quarters of 2014 which are not tax deductible.

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

PEPCO HOLDINGS

Final IRS Regulations on Repair of Tangible Property

In August 2011, the IRS issued Revenue Procedure 2011-43 providing a safe harbor method of tax accounting for repair costs associated with electric transmission and distribution property. In September 2012, with the filing of its 2011 tax return, PHI adopted the safe harbor for the 2011 tax year. In September 2013, the IRS published final regulations regarding the tax treatment of costs incurred to acquire, produce or improve tangible property. In February 2014, the IRS issued revenue procedures that describe how taxpayers should implement the final regulations. The final repair regulations and the related revenue procedures did not modify the guidance set forth in Revenue Procedure 2011-43 that the Unit of Property for electric transmission and distribution network assets is determined by the taxpayer’s particular facts and circumstances. The final regulations did not have a material impact on PHI’s consolidated financial statements.

(11) EQUITY AND EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

PHI’s basic and diluted earnings per share (EPS) calculations are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014		2013
	(millions of dollars, except per share data)
Income (Numerator):
Net income from continuing operations	$79	$110	$207		$52
Net income (loss) from discontinued operations	—	8	—		(322)

Net income (loss)	$79	$118	$207		$(270)

Shares (Denominator) (in millions):
Weighted average shares outstanding for basic computation:
Average shares outstanding	252	249	251		245
Adjustment to shares outstanding	—	—	—		—

Weighted Average Shares Outstanding for Computation of Basic Earnings Per Share of Common Stock	252	249	251		245
Net effect of potentially dilutive shares (a)	—	—	1	(b)	—

Weighted Average Shares Outstanding for Computation of Diluted Earnings Per Share of Common Stock	252	249	252		245

Basic and Diluted Earnings per Share
Earnings per share of common stock from continuing operations	$0.31	$0.44	$0.82		$0.21
Earnings (loss) per share of common stock from discontinued operations	—	0.04	—		(1.31)

Basic and diluted earnings (loss) per share	$0.31	$0.48	$0.82		$(1.10)

(a)	There were no options to purchase shares of common stock that were excluded from the calculation of diluted EPS for each of the three and nine months ended September 30, 2014 and 2013.
(b)	Includes certain unvested performance-based restricted stock units.

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

(12) PREFERRED STOCK

In connection with entering into the Merger Agreement (as further described in Note (1), “Organization”), PHI entered into a Subscription Agreement with Exelon, dated April 29, 2014, pursuant to which PHI issued to Exelon 9,000 originally issued shares of Preferred Stock for a purchase price of $90 million on April 30, 2014. In connection with these agreements, Exelon also committed to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following April 29, 2014, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014 and October 27, 2014, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for a purchase price of $18 million. If the Merger closes or terminates for any reason, no additional shares of Preferred Stock will be issued pursuant to the Subscription Agreement. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

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

PHI has excluded the Preferred Stock from equity at September 30, 2014 since the Preferred Stock contains conditions for redemption that are not solely within the control of PHI. Management determined that the Preferred Stock contains embedded features requiring separate accounting consideration to reflect the potential value to PHI that any issued and outstanding Preferred Stock could be called and redeemed at a nominal par value upon a Regulatory Termination. The embedded call and redemption features on the shares of the Preferred Stock in the event of a Regulatory Termination are separately accounted for as derivatives. The estimated fair value of the derivatives related to the Preferred Stock was $3 million and has been included in current assets (Prepaid expenses and other) with a corresponding increase in Preferred Stock on the consolidated balance sheet at September 30, 2014 as it is considered to be part of the fair value of the

PEPCO HOLDINGS

Preferred Stock. These Preferred Stock derivatives were valued using quantitative and qualitative factors at both the issuance date and September 30, 2014, including management’s assessment of the likelihood of a Regulatory Termination. There was no material change in the fair value of these derivatives during the third quarter of 2014. Changes in the fair value of these derivatives in future periods would be recorded in income.

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

The tables below identify the balance sheet location and fair values of derivative instruments as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative assets (current assets)	$—	$3	$3	$—	$3

Total Derivative asset	—	3	3	—	3

Derivative liabilities (current liabilities)	—	(1)	(1)	1	—

Total Derivative liability	—	(1)	(1)	1	—

Net Derivative asset	$—	$2	$2	$1	$3

	As of December 31, 2013
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative assets (current assets)	$—	$1	$1	$(1)	$—

Total Derivative asset	$—	$1	$1	$(1)	$—

All derivative assets and liabilities available to be offset under master netting arrangements were netted as of September 30, 2014 and December 31, 2013. The amount of cash collateral that was offset against these derivative positions is as follows:

	September 30, 2014	December 31, 2013
	(millions of dollars)
Cash collateral pledged to counterparties with the right to reclaim (a)	$1	$—
Cash collateral received from counterparties with the obligation to return	—	(1)

(a)	Includes cash deposits on commodity brokerage accounts.

PEPCO HOLDINGS

As of September 30, 2014 and December 31, 2013, all PHI cash collateral pledged related to derivative instruments accounted for at fair value was entitled to be offset under master netting agreements.

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

The tables below provide details regarding terminated cash flow hedges included in PHI’s consolidated balance sheets as of September 30, 2014 and 2013. The data in the following tables indicate the cumulative net loss after-tax related to terminated cash flow hedges by contract type included in AOCL, the portion of AOCL expected to be reclassified to income during the next 12 months, and the maximum hedge or deferral term:

	As of September 30, 2014		Maximum Term
Contracts	Accumulated Other Comprehensive Loss After-tax	Portion Expected to be Reclassified to Income during the Next 12 Months
	(millions of dollars)
Interest rate	$9	$1	215 months

Total	$9	$1

	As of September 30, 2013		Maximum Term
Contracts	Accumulated Other Comprehensive Loss After-tax	Portion Expected to be Reclassified to Income during the Next 12 Months
	(millions of dollars)
Interest rate	$9	$1	227 months

Total	$9	$1

Other Derivative Activity

PHI, DPL and ACE have certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the consolidated balance sheets with the gain or loss for changes in fair value recorded in income. In addition, in accordance with FASB guidance on regulated operations, regulatory liabilities or regulatory assets of the same amount are recorded on the consolidated balance sheets and the recognition of the derivative gain or loss is deferred because of the DPSC-approved fuel adjustment clause for DPL’s derivatives and the NJBPU order pertaining to the ACE SOCA derivatives. The following table shows the net unrealized and net realized derivative gains and losses arising during the period associated with these derivatives that were recognized in the consolidated statements of income (loss) (through Fuel and purchased energy expense) and that were also deferred as Regulatory liabilities and Regulatory assets, respectively, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars)
Net unrealized (losses) gains arising during the period	$(1)	$—	$1	$(7)
Net realized gains (losses) recognized during the period	—	—	3	(3)

PEPCO HOLDINGS

As of September 30, 2014 and December 31, 2013, the quantities and net positions of DPL’s net outstanding natural gas commodity forward contracts that did not qualify for hedge accounting were:

	September 30, 2014		December 31, 2013
Commodity	Quantity	Net Position	Quantity	Net Position
DPL – Natural gas (One Million British Thermal Units (MMBtu))	3,805,000	Long	3,977,500	Long

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

The gross fair values of DPL’s derivative liabilities with credit risk-related contingent features as of September 30, 2014 and December 31, 2013 were zero.

DPL’s primary source for posting cash collateral or letters of credit is PHI’s credit facility. As of September 30, 2014 and December 31, 2013, the aggregate amount of cash plus borrowing capacity under the credit facility available to meet the future liquidity needs of PHI’s utility subsidiaries was $885 million and $332 million, respectively.

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

The following tables set forth, by level within the fair value hierarchy, PHI’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. PHI’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at September 30, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Derivative instruments
Preferred Stock	$3	$—	$—	$3
Cash equivalents and restricted cash equivalents
Treasury funds	268	268	—	—
Executive deferred compensation plan assets
Money market funds	17	17	—	—
Life insurance contracts	65	—	46	19

	$353	$285	$46	$22

LIABILITIES

Derivative instruments (b)
Natural gas (c)	$1	$1	$—	$—
Executive deferred compensation plan liabilities
Life insurance contracts	30	—	30	—

	$31	$1	$30	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the nine months ended September 30, 2014.
(b)	The fair values of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas swaps purchased by DPL as part of a natural gas hedging program approved by the DPSC.

PEPCO HOLDINGS

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Derivative instruments (b)
Natural gas (c)	$1	$1	$—	$—
Cash equivalents and restricted cash equivalents
Treasury funds	34	34	—	—
Executive deferred compensation plan assets
Money market funds	15	15	—	—
Life insurance contracts	66	—	47	19

	$116	$50	$47	$19

LIABILITIES

Executive deferred compensation plan liabilities
Life insurance contracts	$30	$—	$30	$—

	$30	$—	$30	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2013.
(b)	The fair values of derivative assets reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas swaps purchased by DPL as part of a natural gas hedging program approved by the DPSC.

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

Executive deferred compensation plan assets and liabilities categorized as level 2 consist of life insurance policies and certain employment agreement obligations. The life insurance policies are categorized as level 2 assets because they are valued based on the assets underlying the policies, which consist of short-term cash equivalents and fixed income securities that are priced using observable market data and can be liquidated for the value of the underlying assets as of September 30, 2014. The level 2 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance sub-accounts. The sub-accounts are designed to mirror existing mutual funds and money market funds that are observable and actively traded.

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

Reconciliations of the beginning and ending balances of PHI’s fair value measurements using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013 are shown below:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Preferred Stock	Life Insurance Contracts	Natural Gas	Life Insurance Contracts	Capacity
	(millions of dollars)		(millions of dollars)
Balance as of January 1	$—	$19	$(4)	$18	$(3)
Total gains (losses) (realized and unrealized):
Included in income	—	3	—	3	—
Included in accumulated other comprehensive loss	—	—	—	—	—
Included in regulatory assets	—	—	—	—	(7)
Purchases	—	—	—	—	—
Issuances	3	(3)	—	(3)	—
Settlements	—	—	4	—	—
Transfers in (out) of level 3	—	—	—	—	—

Balance as of September 30	$3	$19	$—	$18	$(10)

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

Other Financial Instruments

The estimated fair values of PHI’s Long-term debt instruments that are measured at amortized cost in PHI’s consolidated financial statements and the associated level of the estimates within the fair value hierarchy as of September 30, 2014 and December 31, 2013 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. PHI’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

PEPCO HOLDINGS

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

The fair value of Long-term debt categorized as level 3 is based on a discounted cash flow methodology using observable inputs, such as the U.S. Treasury yield, and unobservable inputs, such as credit spreads, because quoted prices for the debt or similar debt in active markets were insufficient. The Long-term project funding represents debt instruments issued by Pepco and Pepco Energy Services related to its energy savings and construction contracts. Long-term project funding is categorized as level 3 because PHI concluded that the amortized cost carrying amounts for these instruments approximate fair value, which does not represent a quoted price in an active market.

	Fair Value Measurements at September 30, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$5,546	$—	$5,099	$447
Transition bonds (b)	249	—	249	—
Long-term project funding	27	—	—	27

	$5,822	$—	$5,348	$474

(a)	The carrying amount for Long-term debt was $4,909 million as of September 30, 2014.
(b)	The carrying amount for Transition bonds, including amounts due within one year, was $226 million as of September 30, 2014.

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$4,850	$—	$4,289	$561
Transition bonds (b)	284	—	284	—
Long-term project funding	12	—	—	12

	$5,146	$—	$4,573	$573

(a)	The carrying amount for Long-term debt was $4,456 million as of December 31, 2013.
(b)	The carrying amount for Transition bonds, including amounts due within one year, was $255 million as of December 31, 2013.

The carrying amounts of all other financial instruments in the accompanying consolidated financial statements approximate fair value.

PEPCO HOLDINGS

(15) COMMITMENTS AND CONTINGENCIES

General Litigation and Other Matters

From time to time, PHI and its subsidiaries are named as defendants in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. PHI and each of its subsidiaries are self-insured against such claims up to a certain self-insured retention amount and maintain insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, PHI’s contracts with its vendors generally require the vendors to name PHI and/or its subsidiaries as additional insureds for the amounts at least equal to PHI’s self-insured retention. Further, PHI’s contracts with its vendors require the vendors to indemnify PHI for various acts and activities that may give rise to claims against PHI. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on PHI’s or its subsidiaries’ financial condition, results of operations or cash flows. At September 30, 2014, PHI had recorded estimated loss contingency liabilities for general litigation totaling approximately $54 million (including amounts related to the matters specifically described below), and the portion of these estimated loss contingency liabilities in excess of the self-insured retention amount was substantially offset by estimated insurance receivables.

Pepco Substation Injury Claim

In May 2013, a worker employed by a subcontractor to erect a scaffold at a Pepco substation came into contact with an energized transformer and suffered serious injuries. In August 2013, the individual filed suit against Pepco in the Circuit Court for Montgomery County, Maryland, seeking damages for past and future medical expenses, past and future lost wages, pain and suffering and the cost of a life care plan. On October 22, 2014, an award of approximately $21.7 million was entered in favor of the plaintiff in this matter. Pepco has recorded this liability as of September 30, 2014, which is included in the liability for general litigation referred to above. Pepco’s insurer and the contractor’s insurer have acknowledged insurance coverage for the incident, which coverage will offset substantially all of Pepco’s costs associated with the resolution of this matter, including Pepco’s self-insured retention amount. Pepco has concluded as of September 30, 2014 that realization of its insurance claims associated with this matter is probable and, accordingly, has recorded an estimated insurance receivable of the same amount as the related liability.

ACE Asbestos Claim

In September 2011, an asbestos complaint was filed in the New Jersey Superior Court, Law Division, against ACE (among other defendants) asserting claims under New Jersey’s Wrongful Death and Survival statutes. The complaint, filed by the estate of a decedent who was the wife of a former employee of ACE, alleges that the decedent’s mesothelioma was caused by exposure to asbestos brought home by her husband on his work clothes. New Jersey courts have recognized a cause of action against a premise owner in a so-called “take home” case if it can be shown that the harm was foreseeable. In this case, the complaint seeks recovery of an unspecified amount of damages for, among other things, the decedent’s past medical expenses, loss of earnings, and pain and suffering between the time of injury and death, and asserts a punitive damage claim. At September 30, 2014, ACE has concluded that a loss is probable with respect to this matter and has recorded an estimated loss contingency liability, which is included in the liability for general litigation referred to above as of September 30, 2014. However, due to the inherent uncertainty of litigation, ACE is unable to estimate a maximum amount of possible loss because the damages sought are indeterminate and the matter involves facts that ACE believes are distinguishable from the facts of the “take-home” cause of action recognized by the New Jersey courts.

PEPCO HOLDINGS

ACE Electrical Contact Injury Claims

In October 2010, a farm combine came into and remained in contact with a primary electric line in ACE’s service territory in New Jersey. As a result, two individuals operating the combine received fatal electrical contact injuries. While attempting to rescue those two individuals, another individual sustained third-degree burns to his torso and upper extremities. In September 2012, the individual who received third-degree burns filed suit in New Jersey Superior Court, Salem County. In October 2012, additional suits were filed in the same court by or on behalf of the estates of the deceased individuals. Plaintiffs in each of the cases sought indeterminate damages and alleged that ACE was negligent in the design, construction, erection, operation and maintenance of its poles, power lines, and equipment, and that ACE failed to warn and protect the public from the foreseeable dangers of farm equipment contacting electric lines. The litigation involved a number of other defendants and the filing of numerous cross-claims. On September 23, 2014, ACE entered into a confidential settlement with each of the plaintiffs regarding this matter. The agreed-upon liability amounts associated with the settlement are included in the liability for general litigation referred to above as of September 30, 2014. ACE will receive reimbursement from its insurers for the amounts of this liability above its $2 million self-insured retention amount.

Pepco Energy Services Billing Claims

During 2012, Pepco Energy Services received letters on behalf of two school districts in Maryland, which claim that they had paid invoices in connection with electricity supply contracts that included certain allegedly unauthorized charges, totaling approximately $7 million, for which they were entitled to reimbursement. The school districts also claim additional compounded interest totaling approximately $9 million. Although no litigation involving Pepco Energy Services related to these claims has commenced, in August and September 2013, Pepco Energy Services received correspondence from the Superintendent of each of the school districts advising of the intention to render a decision regarding an unresolved dispute between the school district and Pepco Energy Services. Pepco Energy Services filed timely answers to the Superintendents challenging the authority of the respective Superintendents to render decisions on the claims and also disputing the merits of the allegations regarding unauthorized charges as well as the claims of entitlement to compounded interest. With respect to the claim of one of the school districts, in July 2014 its Superintendent determined that Pepco Energy Services should reimburse the allegedly unauthorized charges related to that district, totaling approximately $3 million, but rejected the school district’s claim for interest (representing $4 million of the $9 million of total compounded interest originally claimed by both school districts), and Pepco Energy Services appealed that determination to the district’s Board of Education. In November 2014, that district’s Board of Education is scheduled to review Pepco Energy Services’ appeal. The Superintendent of the other school district has not yet acted on the matter. Both Superintendents have acknowledged the availability of administrative and judicial review of the merits of any decision. As of September 30, 2014, Pepco Energy Services has concluded that a loss is reasonably possible with respect to these claims, but the amount of loss, if any, is not reasonably estimable.

PEPCO HOLDINGS

Environmental Matters

PHI, through its subsidiaries, is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of PHI’s utility subsidiaries, environmental clean-up costs incurred by Pepco, DPL and ACE generally are included by each company in its respective cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies described below of PHI and its subsidiaries at September 30, 2014 are summarized as follows:

		Legacy Generation
	Transmission and Distribution	Regulated	Non-Regulated	Total
		(millions of dollars)
Beginning balance as of January 1	$19	$6	$5	$30
Accruals	—	—	—	—
Payments	2	—	—	2

Ending balance as of September 30	17	6	5	28
Less amounts in Other Current Liabilities	3	1	—	4

Amounts in Other Deferred Credits	$14	$5	$5	$24

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

PEPCO HOLDINGS

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

Ward Transformer Site

In April 2009, a group of PRPs with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including Pepco, DPL and ACE, based on their alleged sale of transformers to Ward Transformer, with respect to past and future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The litigation is moving forward with certain “test case” defendants (not including Pepco, DPL and ACE) filing summary judgment motions regarding liability. The case has been stayed as to the remaining defendants pending rulings upon the test cases. In a January 31, 2013 order, the Federal district court granted summary judgment for the test case defendant whom plaintiffs alleged was liable based on its sale of transformers to Ward Transformer. The Federal district court’s order addresses only the liability of the test case defendant. Plaintiffs have appealed the district court’s order to the U.S. Court of Appeals for the Fourth Circuit. PHI has concluded that a loss is reasonably possible with respect to this matter, but is unable

PEPCO HOLDINGS

to estimate an amount or range of reasonably possible losses to which it may be exposed. PHI does not believe that any of its three utility subsidiaries had extensive business transactions, if any, with the Ward Transformer site.

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

The final phase of field work, consisting of the installation of monitoring wells and groundwater sampling and analysis began in May 2014. In addition, as part of the remaining remedial investigation field work and in conjunction with the power plant demolition activities, Pepco and Pepco Energy Services collected soil samples adjacent to and beneath the concrete basins for the cooling towers previously dismantled and removed from the site of the generating plant. Currently, it is anticipated that the remedial investigation field sampling will be completed by the end of 2014. Once all of the field work has been completed, Pepco and Pepco Energy Services will prepare RI/FS reports for review and approval by DDOE after solicitation and consideration of public comment. The next status report to the court is due on May 25, 2015.

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

PEPCO HOLDINGS

In March 2014, Pepco and DDOE entered into a consent decree to resolve a threatened DDOE enforcement action, the terms of which include a combination of a civil penalty and a Supplemental Environmental Project (SEP) with a total cost to Pepco of $875,000. The consent decree was approved and entered by the District of Columbia Superior Court on April 4, 2014. Pepco has paid the $250,000 civil penalty imposed under the consent decree and, pursuant to the consent decree, has made a one-time donation in the amount of $25,000 to the Northeast Environmental Enforcement Training Fund, Inc., a non-profit organization that funds scholarships for environmental enforcement training. The consent decree confirmed that no further actions are required by Pepco to investigate, assess or remediate impacts to the river from the mineral oil release. To implement the SEP, Pepco has entered into an agreement with Living Classrooms Foundation, Inc., a non-profit educational organization, to provide $600,000 to fund the design, installation and operation of a trash collection system at a storm water outfall that drains to the Anacostia River. The design for the trash collection system is currently under review by DDOE, and Pepco expects that this system will be constructed and placed into operation in 2015, which will satisfy Pepco’s obligations under the consent decree. The next status hearing in this matter has been set for September 18, 2015.

Discussions will proceed separately with DDOE and the federal resource trustees regarding the settlement of a natural resource damage (NRD) claim under federal law. Based on discussions to date, PHI and Pepco do not believe that the resolution of the federal NRD claim will have a material adverse effect on their respective financial condition, results of operations or cash flows.

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

In order to mitigate the cost of continued litigation related to the cross-border energy lease investments, PHI and its subsidiaries have entered into discussions with the IRS with the intention of seeking a settlement of all tax issues for open tax years 2001 through 2011, including the cross-border energy lease issue. PHI currently believes that it is possible that a settlement with the IRS may be reached in 2014. If a settlement of all tax issues or a standalone settlement on the leases is not reached, PHI may move forward with its litigation with the IRS. Further discovery in the case is stayed until December 2, 2014, pursuant to an order issued by the court on September 3, 2014.

Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

PHI and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations that they have entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

As of September 30, 2014, PHI and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, energy procurement obligations, and other commitments and obligations. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	Pepco	DPL	ACE	Total
	(millions of dollars)
Energy procurement obligations of Pepco Energy Services (a)	$4	$—	$—	$—	$4
Guarantees associated with disposal of Conectiv Energy assets (b)	13	—	—	—	13
Guaranteed lease residual values (c)	3	5	6	5	19

Total	$20	$5	$6	$5	$36

(a)	PHI has continued contractual commitments for performance and related payments of Pepco Energy Services primarily to Independent System Operators and distribution companies.
(b)	Represents guarantees by PHI of Conectiv Energy’s derivatives portfolio transferred in connection with the disposition of Conectiv Energy’s wholesale business. The derivative portfolio guarantee is currently $13 million and covers Conectiv Energy’s performance prior to the assignment. This guarantee will remain in effect until the end of 2015.
(c)	Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The maximum lease term associated with these assets ranges from 3 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $51 million, $10 million of which is a guaranty by PHI, $13 million by Pepco, $15 million by DPL and $13 million by ACE. The minimum lease term associated with these assets ranges from 1 to 4 years. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.

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

Energy Savings Performance Contracts

Pepco Energy Services has a diverse portfolio of energy savings performance contracts that are associated with the installation of energy savings equipment or combined heat and power facilities for federal, state and local government customers. As part of the energy savings performance contracts, Pepco Energy Services typically guarantees that the equipment or systems it installs will generate a specified amount of energy savings on an annual basis over a multi-year period. As of September 30, 2014, the remaining notional amount of Pepco Energy Services’ energy savings guarantees over the life of the multi-year performance contracts on: (i) completed projects was $323 million with the longest guarantee having a remaining term of 15 years; and, (ii) projects under construction was $94 million with the longest guarantee having a term of 23 years after completion of construction. On an annual basis, Pepco Energy Services undertakes a measurement and verification process to determine the amount of energy savings for the year and whether there is any shortfall in the annual energy savings compared to the guaranteed amount.

As of September 30, 2014, Pepco Energy Services had a performance guarantee contract associated with the production at a combined heat and power facility that is under construction totaling $15 million in notional value over 20 years.

Pepco Energy Services recognizes a liability for the value of the estimated energy savings or production shortfalls when it is probable that the guaranteed amounts will not be achieved and the amount is reasonably estimable. As of September 30, 2014, Pepco Energy Services had an accrued liability of $1 million for its energy savings contracts that it entered into during 2012. There was no significant change in the type of contracts entered into during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Dividends

On October 23, 2014, Pepco Holdings’ Board of Directors declared a dividend on common stock of 27 cents per share payable December 31, 2014, to stockholders of record on December 10, 2014.

PEPCO HOLDINGS

(16) VARIABLE INTEREST ENTITIES

PHI is required to consolidate a variable interest entity (VIE) in accordance with FASB ASC 810 if PHI or a subsidiary is the primary beneficiary of the VIE. The primary beneficiary of a VIE is typically the entity with both the power to direct activities most significantly impacting economic performance of the VIE and the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. PHI performs a qualitative analysis to determine whether a variable interest provides a controlling financial interest in any of the VIEs in which PHI or its subsidiaries have an interest. Set forth below are the relationships with respect to which PHI conducted a VIE analysis as of September 30, 2014:

DPL Renewable Energy Transactions

DPL is subject to Renewable Energy Portfolio Standards (RPS) in the state of Delaware that require it to obtain renewable energy credits (RECs) for energy delivered to its customers. DPL’s costs associated with obtaining RECs to fulfill its RPS obligations are recoverable from its customers by law. As of September 30, 2014, PHI, through its DPL subsidiary, is a party to three land-based wind power purchase agreements (PPAs) in the aggregate amount of 128 MWs, one solar PPA with a 10 MW facility, and a PPA with the Delaware Sustainable Energy Utility (DSEU) to purchase solar renewable energy credits (SREC). Each of the facilities associated with these PPAs is operational, and DPL is obligated to purchase energy and RECs in amounts generated and delivered by the wind facilities and SRECs from the solar facility and DSEU, up to certain amounts (as set forth below) at rates that are primarily fixed under the respective agreements. PHI and DPL have concluded that while VIEs exist under these contracts, consolidation is not required under the FASB guidance on the consolidation of variable interest entities as DPL is not the primary beneficiary. DPL has not provided financial or other support under these arrangements that it was not previously contractually required to provide during the periods presented, nor does DPL have any intention to provide such additional support.

Because DPL has no equity or debt interest in these renewable energy transactions, the maximum exposure to loss relates primarily to any above-market costs incurred for power, RECs or SRECs. Due to unpredictability in the amount of MWs ultimately purchased under the agreements for purchased renewable energy, RECs and SRECs, PHI and DPL are unable to quantify the maximum exposure to loss. The power purchase, REC and SREC costs are recoverable from DPL’s customers through regulated rates.

DPL is obligated to purchase energy and RECs from one of the wind facilities through 2024 in amounts not to exceed 50 MWs, from the second wind facility through 2031 in amounts not to exceed 40 MWs, and from the third wind facility through 2031 in amounts not to exceed 38 MWs. DPL’s aggregate purchases under the three wind PPAs totaled $5 million and $4 million for the three months ended September 30, 2014 and 2013, respectively. DPL’s aggregate purchases under the three wind PPAs totaled $21 million for each of the nine months ended September 30, 2014 and 2013.

The term of the PPA with the solar facility is through 2030 and DPL is obligated to purchase SRECs in an amount up to 70 percent of the energy output at a fixed price. The DSEU may enter into 20-year contracts with solar facilities to purchase SRECs for resale to DPL. Under the DSEU PPA, DPL is obligated to purchase SRECs in amounts not to exceed 19 MWs at annually determined auction rates. DPL’s purchases under these solar PPAs totaled $1 million for each of three months ended September 30, 2014 and 2013. DPL’s purchases under these solar PPAs totaled $3 million and $2 million for the nine months ended September 30, 2014 and 2013, respectively.

On October 18, 2011, the DPSC approved a tariff submitted by DPL in accordance with the requirements of the RPS specific to fuel cell facilities totaling 30 MWs to be constructed by a qualified fuel cell provider. The tariff and the RPS establish that DPL would be an agent to collect payments in advance from its distribution customers and remit them to the qualified fuel cell provider for each MW hour of energy produced by the fuel cell facilities through 2033. DPL has no obligation to the qualified fuel cell provider other than to remit payments collected from its distribution customers pursuant to the tariff. The RPS provides for a reduction in DPL’s REC requirements based upon the actual energy output of the facilities. At September 30, 2014 and 2013, 30 MWs and 15 MWs of capacity were available from fuel cell facilities placed in service under the tariff, respectively. DPL billed $8 million and $7 million to distribution customers for the three months ended September 30, 2014 and 2013, respectively. DPL billed $26 million and $13 million to distribution customers for the nine months ended September 30, 2014 and 2013, respectively. PHI and DPL have concluded that while a VIE exists under this arrangement, consolidation is not required for this arrangement under the FASB guidance on consolidation of variable interest entities as DPL is not the primary beneficiary.

PEPCO HOLDINGS

ACE Power Purchase Agreements

PHI, through its ACE subsidiary, is a party to three PPAs with unaffiliated NUGs totaling 459 MWs. One of the agreements ends in 2016 and the other two end in 2024. PHI and ACE have no equity or debt invested in these entities. In performing its VIE analysis, PHI has been unable to obtain sufficient information to determine whether these three entities were variable interest entities or if ACE was the primary beneficiary. As a result, PHI has applied the scope exemption from the consolidation guidance.

Because ACE has no equity or debt invested in the NUGs, the maximum exposure to loss relates primarily to any above-market costs incurred for power. Due to unpredictability in the pricing for purchased energy under the PPAs, PHI and ACE are unable to quantify the maximum exposure to loss. The power purchase costs are recoverable from ACE’s customers through regulated rates. Purchase activities with the NUGs, including excess power purchases not covered by the PPAs, for the three months ended September 30, 2014 and 2013, were approximately $56 million and $61 million, respectively, of which approximately $52 million and $54 million, respectively, consisted of power purchases under the PPAs. Purchase activities with the NUGs, including excess power purchases not covered by the PPAs, for the nine months ended September 30, 2014 and 2013, were approximately $182 million and $168 million, respectively, of which approximately $159 million and $157 million, respectively, consisted of power purchases under the PPAs.

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

PEPCO HOLDINGS

(17) ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Pepco Holdings’ AOCL relating to continuing and discontinued operations are as follows.

For additional information, see the consolidated statements of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars)

Balance at beginning of period	$(35)	$(41)	$(34)	$(48)

Treasury Lock
Balance at beginning of period	(9)	(9)	(9)	(10)
Amount of pre-tax loss reclassified to Interest expense	—	—	—	1
Income tax benefit	—	—	—	—

Balance at end of period	(9)	(9)	(9)	(9)

Pension and Other Postretirement Benefits
Balance at beginning of period	(26)	(32)	(25)	(32)
Amount of amortization of net prior service cost and actuarial loss reclassified to Other operation and maintenance expense	2	1	—	2
Income tax benefit (expense)	—	—	1	(1)

Balance at end of period	(24)	(31)	(24)	(31)

Commodity Derivatives
Balance at beginning of period	—	—	—	(6)
Amount of net pre-tax loss reclassified to loss from discontinued operations before income tax	—	—	—	10
Income tax expense	—	—	—	(4)

Balance at end of period	—	—	—	—

Balance as of September 30	$(33)	$(40)	$(33)	$(40)

(18) DISCONTINUED OPERATIONS

PHI’s income (loss) from discontinued operations, net of income taxes, is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars)
Cross-border energy lease investments	$—	$7	$—	$(327)
Pepco Energy Services’ retail electric and natural gas supply businesses	—	1	—	5

Income (loss) from discontinued operations, net of income taxes	$—	$8	$—	$(322)

Cross-Border Energy Lease Investments

Between 1994 and 2002, PCI entered into cross-border energy lease investments consisting of hydroelectric generation facilities, coal-fired electric generation facilities and natural gas distribution networks located outside of the United States. Each of these lease investments was structured as a sale and leaseback transaction commonly referred to as a sale-in, lease-out, or SILO, transaction. During the second and third quarters of 2013, PHI terminated early all of its interests in the remaining lease investments. PHI received aggregate net cash proceeds from these early terminations of $873 million (net of aggregate termination payments of $2.0 billion used to retire the non-recourse debt associated with the terminated leases) and recorded an aggregate pre-tax loss, including transaction costs, of approximately $3 million ($2 million after-

PEPCO HOLDINGS

tax), representing the excess of the carrying value of the terminated leases over the net cash proceeds received. As a result, PHI has reported the results of operations of the cross-border energy lease investments as discontinued operations in all periods presented in the accompanying consolidated statements of income (loss).

Operating Results

The operating results for the cross-border energy lease investments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars)

Operating revenue from PHI’s cross-border energy lease investments	$—	$—	$—	$7
Non-cash charge to reduce carrying value of PHI’s cross-border energy lease investments	—	—	—	(373)

Total operating revenue	$—	$—	$—	$(366)

Loss from operations of discontinued operations, net of income taxes (a)	$—	$—	$—	$(325)
Net gains (losses) associated with the early termination of the cross-border energy lease investments, net of income taxes (b)	—	7	—	(2)

Income (loss) from discontinued operations, net of income taxes	$—	$7	$—	$(327)

(a)	Includes income tax benefit of zero for each of the three months ended September 30, 2014 and 2013, and zero and $44 million for the nine months ended September 30, 2014 and 2013, respectively.
(b)	Includes income tax expense (benefit) of approximately zero and $4 million for the three months ended September 30, 2014 and 2013, respectively, and zero and $(1) million for the nine months ended September 30, 2014 and 2013, respectively.

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

Operating Results

The operating results for the retail electric and natural gas supply businesses of Pepco Energy Services are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars)
Operating revenue	$—	$—	$—	$84

Income from operations of discontinued operations, net of income taxes (a)	$—	$1	$—	$4
Net gains associated with accelerated disposition of retail electric and natural gas contracts, net of income taxes (b)	—	—	—	1

Income from discontinued operations, net of income taxes	$—	$1	$—	$5

(a)	Includes income tax expense of zero and $1 million for the three months ended September 30, 2014 and 2013, respectively, and zero and $3 million for the nine months ended September 30, 2014 and 2013, respectively.
(b)	Includes income tax expense of zero for each of the three months ended September 30, 2014 and 2013, and zero for each of the nine months ended September 30, 2014 and 2013.

PEPCO HOLDINGS

Derivative Instruments and Hedging Activities

Derivatives were used by the retail electric and natural gas supply businesses of Pepco Energy Services to hedge commodity price risk. There were no outstanding forward contracts or derivative positions for Pepco Energy Services as of September 30, 2014 and December 31, 2013.

As of September 30, 2014, Pepco Energy Services had posted net cash collateral of $2 million. As December 31, 2013, Pepco Energy Services had posted net cash collateral of $3 million and letters of credit of less than $1 million.

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

For the three and nine months ended September 30, 2014 and 2013, the amount of the derivative gain for the retail electric and natural gas supply businesses of Pepco Energy Services recognized in Income (loss) from discontinued operations, net of income taxes is provided in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars)

Reclassification of mark-to-market to realized on settlement of contracts	$—	$—	$—	$10
Unrealized mark-to-market loss	—	—	—	—

Total net gain	$—	$—	$—	$10

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars)

Operating Revenue	$587	$605	$1,630	$1,551

Operating Expenses

Purchased energy	205	227	612	576
Other operation and maintenance	103	95	287	292
Depreciation and amortization	59	51	171	147
Other taxes	95	103	275	280

Total Operating Expenses	462	476	1,345	1,295

Operating Income	125	129	285	256

Other Income (Expenses)
Interest expense	(29)	(28)	(86)	(82)
Other income	9	5	28	14

Total Other Expenses	(20)	(23)	(58)	(68)

Income Before Income Tax Expense	105	106	227	188
Income Tax Expense	38	40	82	62

Net Income	$67	$66	$145	$126

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
	(millions of dollars)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$72	$9
Restricted cash equivalents	3	3
Accounts receivable, less allowance for uncollectible accounts of $22 million and $16 million, respectively	350	345
Inventories	65	67
Deferred income tax assets, net	23	48
Income taxes and related accrued interest receivable	93	113
Prepaid expenses and other	22	18

Total Current Assets	628	603

OTHER ASSETS
Regulatory assets	639	563
Prepaid pension expense	320	332
Investment in trust	34	33
Income taxes and related accrued interest receivable	28	36
Other	72	66

Total Other Assets	1,093	1,030

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	7,652	7,310
Accumulated depreciation	(2,836)	(2,772)

Net Property, Plant and Equipment	4,816	4,538

TOTAL ASSETS	$6,537	$6,171

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
	(millions of dollars, except shares)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term debt	$—	$151
Current portion of long-term debt and project funding	10	175
Accounts payable	114	132
Accrued liabilities	99	90
Accounts payable due to associated companies	31	32
Capital lease obligations due within one year	10	9
Taxes accrued	25	34
Interest accrued	34	20
Liabilities and accrued interest related to uncertain tax positions	—	37
Customer deposits	46	46
Other	89	75

Total Current Liabilities	458	801

DEFERRED CREDITS
Regulatory liabilities	110	113
Deferred income tax liabilities, net	1,564	1,412
Investment tax credits	3	3
Other postretirement benefit obligations	58	61
Liabilities and accrued interest related to uncertain tax positions	—	10
Other	64	65

Total Deferred Credits	1,799	1,664

OTHER LONG-TERM LIABILITIES
Long-term debt	2,124	1,724
Capital lease obligations	55	60

Total Other Long-Term Liabilities	2,179	1,784

COMMITMENTS AND CONTINGENCIES (NOTE 11)

EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 100 shares outstanding	—	—
Premium on stock and other capital contributions	1,010	930
Retained earnings	1,091	992

Total Equity	2,101	1,922

TOTAL LIABILITIES AND EQUITY	$6,537	$6,171

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$145	$126
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	171	147
Deferred income taxes	161	110
Gains on sales of land	(9)	—
Changes in:
Accounts receivable	(8)	(59)
Inventories	2	(3)
Prepaid expenses	(3)	(8)
Regulatory assets and liabilities, net	(112)	(74)
Prepaid pension expense, excluding contributions	12	16
Accounts payable and accrued liabilities	(16)	—
Income tax-related prepayments, receivables and payables	(30)	(50)
Interest accrued	15	21
Other assets and liabilities	(3)	(2)

Net Cash From Operating Activities	325	224

INVESTING ACTIVITIES
Investment in property, plant and equipment	(380)	(403)
Department of Energy capital reimbursement awards received	3	16
Proceeds from sales of land	9	—
Changes in restricted cash equivalents	—	(3)
Net other investing activities	(4)	(8)

Net Cash Used By Investing Activities	(372)	(398)

FINANCING ACTIVITIES
Dividends paid to Parent	(46)	(46)
Capital contributions from Parent	80	175
Issuances of long-term debt	410	250
Reacquisitions of long-term debt	(175)	—
Repayments of short-term debt, net	(151)	(200)
Cost of issuances	(7)	(4)
Net other financing activities	(1)	(2)

Net Cash From Financing Activities	110	173

Net Increase (Decrease) in Cash and Cash Equivalents	63	(1)
Cash and Cash Equivalents at Beginning of Period	9	9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72	$8

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for income taxes (includes payments from PHI for federal income taxes)	$(58)	$(26)

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium on Stock	Retained Earnings	Total
(millions of dollars, except shares)	Shares	Par Value
BALANCE, DECEMBER 31, 2013	100	$—	$930	$992	$1,922

Net Income	—	—	—	32	32
Capital contribution from Parent	—	—	80	—	80

BALANCE, MARCH 31, 2014	100	—	1,010	1,024	2,034

Net Income	—	—	—	46	46
Dividends on common stock	—	—	—	(46)	(46)

BALANCE, JUNE 30, 2014	100	—	1,010	1,024	2,034

Net Income	—			67	67

BALANCE, SEPTEMBER 30, 2014	100	$—	$1,010	$1,091	$2,101

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

PHI entered into an Agreement and Plan of Merger, dated April 29, 2014, as amended and restated on July 18, 2014 (the Merger Agreement), with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly-owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly-owned subsidiary of Exelon. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of PHI (other than (i) shares owned by Exelon, Merger Sub or any other direct or indirect wholly-owned subsidiary of Exelon and shares owned by PHI or any direct or indirect wholly-owned subsidiary of PHI, and in each case not held on behalf of third parties (but not including shares held by PHI in any rabbi trust or similar arrangement in respect of any compensation plan or arrangement) and (ii) shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law), will be canceled and converted into the right to receive $27.25 in cash, without interest.

In connection with entering into the Merger Agreement, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014 and October 27, 2014, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for a purchase price of $18 million. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of common stock of PHI; (ii) the receipt of regulatory approvals required to consummate the Merger, including approvals from the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission, the Delaware Public Service Commission, the District of Columbia Public Service Commission (DCPSC), the Maryland Public Service Commission (MPSC), the New Jersey Board of Public Utilities and the Virginia State Corporation Commission (VSCC); (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (iv) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (b) each party’s compliance with its obligations and covenants contained in the Merger Agreement (including covenants that may limit, restrict or prohibit

PEPCO

PHI and its subsidiaries from taking specified actions during the period between the date of the Merger Agreement and the closing of the Merger or the termination of the Merger Agreement). In addition, the obligations of Exelon and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing terms, conditions, obligations or commitments, individually or in the aggregate, that constitute a burdensome condition (as defined in the Merger Agreement). For additional discussion, see Note (6), “Regulatory Matters – Merger Approval Proceedings.” On September 23, 2014, the stockholders of PHI approved the Merger, and on October 7, 2014, the VSCC approved the Merger. The parties currently anticipate that the closing will occur in the second or third quarter of 2015.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

Pepco’s unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in Pepco’s annual report on Form 10-K for the year ended December 31, 2013. In the opinion of Pepco’s management, the unaudited financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly Pepco’s financial condition as of September 30, 2014, in accordance with GAAP. The year-end December 31, 2013 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three and nine months ended September 30, 2014 may not be indicative of results that will be realized for the full year ending December 31, 2014.

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

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in Pepco’s gross revenues were $81 million and $91 million for the three months ended September 30, 2014 and 2013, respectively, and $233 million and $244 million for the nine months ended September 30, 2014 and 2013, respectively.

Reclassifications

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Revision of Prior Period Financial Statements

Operating and Financing Cash Flows

The statement of cash flows for the nine months ended September 30, 2013 has been revised to correctly present changes in book overdraft balances as operating activities (included in Changes in accounts payable and accrued liabilities) rather than financing activities (included in Net other financing activities). For the nine months ended September 30, 2013, the effect of the revision was to decrease Net cash from operating activities by $3 million from $227 million to $224 million, and increase Net cash from financing activities by $3 million from $170 million to $173 million. The revision was not considered to be material, individually or in the aggregate, to previously issued financial statements.

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

PEPCO

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

District of Columbia

On March 8, 2013, Pepco filed an application with the DCPSC to increase its annual electric distribution base rates by approximately $52.1 million (adjusted by Pepco to approximately $44.8 million on December 3, 2013), based on a requested ROE of 10.25%. The requested rate increase sought to recover expenses associated with Pepco’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. On March 26, 2014, the DCPSC issued an order approving an increase in base rates of approximately $23.4 million, based on an ROE of 9.40%. The new rates became effective on April 16, 2014. On April 28, 2014, Pepco filed an application for reconsideration or clarification of the DCPSC’s March 26, 2014 order, contesting several of the reporting obligations and other directives

PEPCO

imposed by the order. On April 29, 2014, the other parties to the proceeding filed applications for reconsideration of the March 26, 2014 order, which generally challenge Pepco’s post-test year reliability projects, the adequacy of Pepco’s environmental and efficiency measures, and the structure of Pepco’s residential aid discount rate. On July 10, 2014, the DCPSC issued its order on reconsideration, which granted in part and denied in part Pepco’s application for reconsideration with regard to reporting obligations. The DCPSC also rejected the other parties’ applications for reconsideration.

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

On July 12, 2013, the MPSC issued an order related to Pepco’s November 30, 2012 application approving an annual rate increase of approximately $27.9 million, based on an ROE of 9.36%. The order provides for the full recovery of storm restoration costs incurred as a result of recent major storm events, including the derecho storm in June 2012 and Hurricane Sandy in October 2012, by including the related capital costs in Pepco’s rate base and amortizing the related deferred operation and maintenance expenses of $23.6 million over a five-year period. The order excludes the cost of AMI meters from Pepco’s rate base until such time as Pepco demonstrates the cost effectiveness of the AMI system; as a result, costs for AMI meters incurred with respect to the 2012 test year and beyond will be treated as other incremental AMI costs incurred in conjunction with the deployment of the AMI system that are deferred and on which a carrying charge is deferred, but only until such cost effectiveness has been demonstrated and such costs are included in rates. However, the MPSC’s July 2012 order in Pepco’s previous electric distribution base rate case, which allowed Pepco to recover the costs of meters installed during the 2011 test year for that case, remains in effect, and the Maryland OPC’s motion for rehearing in that case remains pending.

PEPCO

The July 12, 2013 order also approved a Grid Resiliency Charge, which went into effect on January 1, 2014, for recovery of costs totaling approximately $24.0 million associated with Pepco’s proposed plan to accelerate investments related to certain priority feeders, provided that, before implementing the surcharge, Pepco (i) provides additional information to the MPSC related to performance objectives, milestones and costs, and (ii) makes annual filings with the MPSC thereafter concerning this project, which will permit the MPSC to establish the applicable Grid Resiliency Charge rider for each following year. The MPSC did not approve the proposed acceleration of the tree-trimming cycle or the undergrounding of six distribution feeders. The MPSC also rejected Pepco’s proposed reliability performance-based mechanism. The new rates were effective on July 12, 2013.

On July 26, 2013, Pepco filed a notice of appeal of the July 12, 2013 order in the Circuit Court for the City of Baltimore. Other parties also filed notices of appeal, which have been consolidated with Pepco’s appeal. In its memorandum filed with the appeals court, Pepco asserts that the MPSC erred in failing to grant Pepco an adequate ROE, denying a number of other cost recovery mechanisms and limiting Pepco’s test year data to no more than four months of forecasted data in future rate cases. The memoranda filed with the appeals court by the other parties primarily assert that the MPSC erred or acted arbitrarily and capriciously in allowing the recovery of certain costs by Pepco, in approving the Grid Resiliency Charge, and in refusing to reduce Pepco’s rate base by known and measurable accumulated depreciation. The appeal remains pending.

On August 26, 2014, the MPSC issued an order establishing a Phase II proceeding pertaining to the base rate case filed in November 2012 to address an issue regarding Pepco’s net operating loss carryforward (NOLC). The issue in this Phase II proceeding is the same as for the Phase II proceeding described below. Pepco filed a motion to dismiss this Phase II proceeding, asserting that the MPSC no longer has jurisdiction over the 2012 base rate case due to appeals having been filed by numerous parties. On September 11, 2014, the MPSC issued an order staying this Phase II proceeding until further notice.

On December 4, 2013, Pepco submitted an application with the MPSC to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $43.3 million (adjusted by Pepco to approximately $37.4 million on April 15, 2014), based on a requested ROE of 10.25%. The requested rate increase sought to recover expenses associated with Pepco’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. On July 2, 2014, the MPSC issued an order approving an annual rate increase of approximately $8.75 million, based on an ROE of 9.62%. The new rates became effective on July 4, 2014. On July 31, 2014, Pepco filed a petition for rehearing seeking reconsideration of the recovery of certain expenses.

On August 26, 2014, the MPSC issued an order establishing a Phase II proceeding pertaining to the base rate case filed in December 2013 to address an issue regarding Pepco’s NOLC. Specifically, the MPSC will consider the tax implications of Pepco’s NOLC, which had impacted certain of Pepco’s rate adjustments in the 2013 base rate proceeding. At issue in the Phase II proceeding is whether a reduction should be made to Pepco’s revenue requirement. This Phase II proceeding is ongoing.

Under the Merger Agreement, Pepco is permitted, and intends to continue, to pursue the conclusion of the aforementioned matters, but under the Merger Agreement, Pepco is not permitted to initiate or file further electric distribution base rate cases in Maryland without Exelon’s consent.

Federal Energy Regulatory Commission

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Municipal Electric Corporation, Inc., filed a joint complaint with FERC against Pepco and its affiliates Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE), as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that PHI’s utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently

PEPCO

authorized by FERC for Pepco and its utility affiliates is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 is eligible for a 50-basis-point incentive adder for being a member of a regional transmission organization. Pepco believes the allegations in this complaint are without merit and is vigorously contesting it. In April 2013, Pepco filed its answer to this complaint, requesting that FERC dismiss the complaint against it on the grounds that the complaint failed to meet the required burden to demonstrate that the existing rates and protocols are unjust and unreasonable. On August 21, 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directs that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) sets February 27, 2013 as the refund effective date, should a refund result from this proceeding. Settlement discussions are continuing in this matter. Pepco cannot predict when a final FERC decision in this proceeding will be issued.

On June 19, 2014, FERC issued an order in a proceeding in which Pepco was not involved, in which it adopted a new ROE methodology for electric utilities. This new methodology replaces the existing one-step discounted cash flow analysis (which incorporates only short-term growth rates) traditionally used to derive ROE for electric utilities with the two-step discounted cash flow analysis (which incorporates both short-term and long-term measures of growth) used for natural gas and oil pipelines. As a result of the August 21, 2014 FERC order discussed in the preceding paragraph, Pepco applied an estimated ROE based on the two-step methodology announced by FERC for the period over which its transmission revenues would be subject to refund as a result of the challenge, and recorded estimated reserves in the second quarter of 2014 related to this matter.

Under the Merger Agreement, Pepco is permitted to pursue the conclusion of this FERC matter and intends to continue to do so.

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

On October 24, 2013, the Federal district court issued an order ruling that the contracts are illegal and unenforceable. The Federal district court order and its associated ruling could impact the state circuit court appeal, to which the Contract EDCs are parties, although such impact, if any, cannot be determined at this time. The Contract EDCs, the Maryland Office of People’s Counsel and one generating company have appealed the Maryland Circuit Court’s decision to the Maryland Court of Special Appeals. In addition, in November 2013 both the winning bidder and the MPSC appealed the Federal district court decision to the U.S. Court of Appeals for the Fourth Circuit. On June 2, 2014, the Fourth Circuit issued a decision affirming the lower Federal court judgment. On July 8, 2014, the Fourth Circuit issued its mandate stating that its decision takes effect on that date. The parties have until November 27, 2014 to appeal the Fourth Circuit’s decision to the U.S. Supreme Court.

On July 22, 2014, the Maryland Court of Special Appeals stayed the appeal of the Baltimore City Circuit Court decision for six months.

On June 2, 2014, the winning bidder filed the contracts at FERC requesting that they be accepted pursuant to Section 205 of the Federal Power Act. The Contract EDCs intervened in the proceeding and requested that the winning bidder’s filing be rejected on the grounds that the contracts never came into effect. On August 5, 2014, FERC issued an order rejecting the filings made by the winning bidder, finding that the contracts cannot be accepted as valid contracts, given the decisions reached in the Federal court proceedings discussed above.

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

PEPCO

The legislation providing for implementation of the Final Report’s recommendations contemplates that: (i) Pepco will fund approximately $500 million of the estimated cost to complete the DC PLUG initiative, recovering those costs through a surcharge on the electric bills of Pepco District of Columbia customers; (ii) $375 million of the DC PLUG initiative cost will be financed by the District of Columbia’s issuance of securitized bonds, which bonds will be repaid through a surcharge on the electric bills of Pepco District of Columbia customers that Pepco will remit to the District of Columbia; and (iii) the remaining amount will be covered by the existing capital projects program of the District of Columbia Department of Transportation (DDOT). Pepco will not earn a return on or a return of the cost of the assets funded with the proceeds of the securitized bonds or assets that are constructed by DDOT under its capital projects program, but ownership and responsibility for the operation and maintenance of such assets will be transferred to Pepco for a nominal amount. The enabling legislation, entitled the Electric Company Infrastructure Improvement Financing Act of 2013 (the Improvement Financing Act), became effective on May 3, 2014. On June 17, 2014, Pepco and DDOT filed a Triennial Plan related to the construction of selected underground feeders in the District of Columbia as part of the DC PLUG initiative and recovery of Pepco’s investment through a volumetric surcharge. The Triennial Plan is expected to be authorized concurrently with the approval of the application for the financing order, which is anticipated in the fourth quarter of 2014, as discussed below. The application for the financing order, which will provide for the issuance of the District of Columbia’s bonds and a volumetric surcharge to recover the costs associated with the bond issuance, was filed by Pepco with the DCPSC in August 2014.

The final steps in the approval process are DCPSC authorization of the DC PLUG Application and the Triennial Plan and DCPSC issuance of the DC PLUG financing order as required by the Improvement Financing Act. These approvals would permit (i) Pepco and DDOT to commence proposed construction under the Triennial Plan; (ii) the District of Columbia to issue the necessary bonds to fund the District of Columbia’s portion of the DC PLUG initiative; and (iii) the establishment of the customer surcharges contemplated by the Improvement Financing Act. The DCPSC’s orders are anticipated to be issued in the fourth quarter of 2014.

Under the Merger Agreement, Pepco is permitted to pursue the DC PLUG initiative and intends to continue to do so.

MAPP Settlement Agreement

In February 2014, FERC issued an order approving the settlement agreement submitted by Pepco in connection with Pepco’s proceeding seeking recovery of approximately $50 million in abandonment costs related to the Mid-Atlantic Power Pathway (MAPP) project. Pepco had been directed by PJM to construct the MAPP project, a 152-mile high-voltage interstate transmission line, and in August 2012 was directed by PJM to cancel it. The abandonment costs sought for recovery were subsequently reduced to $45 million as a result of write-offs of certain disallowed costs in 2013 and transfers of materials to inventories for use on other projects. Under the terms of the FERC-approved settlement agreement, Pepco will receive approximately $43.9 million of transmission revenues over a three-year period, which began on June 1, 2013, and will retain title to all real property and property rights acquired in connection with the MAPP project, which had an estimated fair value of $2 million. The FERC-approved settlement agreement resolves all issues concerning the recovery of abandonment costs associated with the cancellation of the MAPP project, and the terms of the settlement agreement are not subject to modification through any other FERC proceeding. As of September 30, 2014, Pepco had a regulatory asset related to the MAPP abandonment costs of approximately $23 million, net of amortization, and land of $2 million. Pepco does not expect to recognize any further pre-tax income related to the MAPP abandonment costs.

PEPCO

Merger Approval Proceedings

District of Columbia

On June 18, 2014, Exelon, PHI and Pepco, and certain of their respective affiliates, filed an application with the DCPSC seeking approval of the Merger. To approve the Merger, the DCPSC must find that the Merger is in the public interest. In an order issued August 22, 2014, the DCPSC stated that to make the determination of whether the transaction is in the public interest, it will analyze the transaction in the context of seven factors to determine whether the transaction balances the interests of shareholders and investors with ratepayers and the community, whether the benefits to shareholders do or do not come at the expense of the ratepayers, and whether the transaction produces a direct and tangible benefit to ratepayers. The seven factors identified by the DCPSC are the effects of the transaction on: (i) ratepayers, shareholders, the financial health of the utility standing alone and as merged, and the local economy; (ii) utility management and administrative operations; (iii) the public safety and the safety and reliability of services; (iv) risks associated with all of the affiliated non-jurisdictional business operations, including nuclear operations, of the applicants; (v) the DCPSC’s ability to regulate the utility effectively following the Merger; (vi) competition in the local retail and wholesale markets that impacts the District and District ratepayers; and (vii) conservation of natural resources and preservation of environmental quality. District of Columbia law does not impose any time limit on the DCPSC’s review of the Merger. The DCPSC has scheduled evidentiary hearings for February 9 to 13, 2015.

Maryland

On August 19, 2014, Exelon, PHI, Pepco and DPL, and certain of their respective affiliates, filed an application with the MPSC seeking approval of the Merger. Maryland law requires the MPSC to approve a merger subject to its review if it finds that the merger is consistent with the public interest, convenience and necessity, including its benefits to and impact on consumers. In making this determination, the MPSC is required to consider the following 12 criteria: (i) the potential impact of the merger on rates and charges paid by customers and on the services and conditions of operation of the utility; (ii) the potential impact of the merger on continuing investment needs for the maintenance of utility services, plant and related infrastructure; (iii) the proposed capital structure that will result from the merger, including allocation of earnings from the utility; (iv) the potential effects on employment by the utility; (v) the projected allocation between the utility’s shareholders and ratepayers of any savings that are expected; (vi) issues of reliability, quality of service and quality of customer service; (vii) the potential impact of the merger on community investment; (viii) affiliate and cross-subsidization issues; (ix) the use or pledge of utility assets for the benefit of an affiliate; (x) jurisdictional and choice-of-law issues; (xi) whether it is necessary to revise the MPSC’s ring-fencing and affiliate code of conduct regulations in light of the merger; and (xii) any other issues the MPSC considers relevant to the assessment of the merger. The MPSC is required to issue an order within 180 days of the August 19, 2014 filing date. However, the MPSC can grant a 45-day extension for good cause. If no order is issued by the statutory deadline, then the Merger would be deemed to be approved. On September 22, 2014, the MPSC issued an order setting evidentiary hearings to commence on January 26, 2015, with all briefs to be filed by March 13, 2015, and extending the deadline for the MPSC’s decision to April 1, 2015.

Virginia

On June 3, 2014, Exelon, PHI, Pepco and DPL, and certain of their respective affiliates, filed an application with the VSCC seeking approval of the Merger. Virginia law provides that, if the VSCC determines, with or without hearing, that adequate service to the public at just and reasonable rates will not be impaired or jeopardized by granting the application for approval, then the VSCC shall approve a merger with such conditions that the VSCC deems to be appropriate in order to satisfy this standard. On October 7, 2014, the VSCC issued an order approving the Merger.

PEPCO

Federal Energy Regulatory Commission

On May 30, 2014, Exelon, PHI, Pepco, DPL and ACE, and certain of their respective affiliates, submitted to FERC a Joint Application for Authorization of Disposition of Jurisdictional Assets and Merger under Section 203 of the Federal Power Act. Under that section, FERC shall approve a merger if it finds that the proposed transaction will be consistent with the public interest. FERC has 180 days to issue a decision, which can be extended by FERC in certain circumstances.

(7) PENSION AND OTHER POSTRETIREMENT BENEFITS

Pepco accounts for its participation in its parent’s single-employer plans, Pepco Holdings’ non-contributory retirement plan (the PHI Retirement Plan) and its other postretirement benefits plan (the Pepco Holdings, Inc. Welfare Plan for Retirees), as participation in multiemployer plans. PHI’s pension and other postretirement net periodic benefit cost for the three months ended September 30, 2014 and 2013, before intercompany allocations from the PHI Service Company, were $16 million and $20 million, respectively. Pepco’s allocated share was $5 million and $8 million, respectively, for the three months ended September 30, 2014 and 2013. PHI’s pension and other postretirement net periodic benefit cost for the nine months ended September 30, 2014 and 2013, before intercompany allocations from the PHI Service Company, were $44 million and $74 million, respectively. Pepco’s allocated share was $16 million and $27 million, respectively, for the nine months ended September 30, 2014 and 2013.

In 2014 and 2013, Pepco made no contributions to the PHI Retirement Plan.

Other Postretirement Benefit Plan Amendments

During 2013, PHI approved two amendments to its other postretirement benefits plan. These amendments impacted the retiree medical plan and the retiree life insurance benefits, and became effective on January 1, 2014. As a result of the amendments, which were cumulatively significant, PHI remeasured its projected benefit obligation for other postretirement benefits as of July 1, 2013. The remeasurement resulted in a $6 million reduction in Pepco’s net periodic benefit cost for other postretirement benefits during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013. Pepco anticipates approximately 37% of annual net periodic other postretirement benefit costs will be capitalized.

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

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of September 30, 2014.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of September 30, 2014 and December 31, 2013, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $885 million and $332 million, respectively. Pepco’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by DPL and ACE and the portion of the total capacity being used by PHI.

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

Commercial Paper

Pepco maintains an on-going commercial paper program to address its short-term liquidity needs. As of September 30, 2014, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

Pepco had no commercial paper outstanding at September 30, 2014. The weighted average interest rate for commercial paper issued by Pepco during the nine months ended September 30, 2014 was 0.27% and the weighted average maturity of all commercial paper issued by Pepco during the nine months ended September 30, 2014 was six days.

PEPCO

Other Financing Activities

Sale of Receivables

On March 13, 2014, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project over a period of time pursuant to a Task Order entered into under a General Services Administration area-wide agreement. The purchase price to be received by Pepco by the end of the time period is approximately $12 million. The energy savings project, which is being performed by Pepco Energy Services, is expected to be completed by January 1, 2015. Pursuant to the purchase agreement, following acceptance of the energy savings project, the buyer will be entitled to receive the contract payments under the Task Order payable by the customer over approximately 9 years. At September 30, 2014, $10 million of the purchase price had been received by Pepco.

(9) INCOME TAXES

A reconciliation of Pepco’s effective income tax rates is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(millions of dollars)

Income tax at federal statutory rate	$37	35.0%	$37	35.0%	$79	35.0%	$66	35.0%
Increases (decreases) resulting from:
State income taxes, net of federal effect	6	5.7%	6	5.7%	13	5.7%	11	5.9%
Asset removal costs	(4)	(3.8)%	(5)	(4.7)%	(9)	(4.0)%	(11)	(5.9)%
Change in estimates and interest related to uncertain and effectively settled tax positions	—	—	—	—	—	—	(4)	(2.1)%

Other, net	(1)	(0.7)%	2	1.7%	(1)	(0.6)%	—	0.1%

Income tax expense	$38	36.2%	$40	37.7%	$82	36.1%	$62	33.0%

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

PEPCO

Final IRS Regulations on Repair of Tangible Property

In August 2011, the IRS issued Revenue Procedure 2011-43 providing a safe harbor method of tax accounting for repair costs associated with electric transmission and distribution property. In September 2012, with the filing of its 2011 tax return, PHI adopted the safe harbor for the 2011 tax year. In September 2013, the IRS published final regulations regarding the tax treatment of costs incurred to acquire, produce or improve tangible property. In February 2014, the IRS issued revenue procedures that describe how taxpayers should implement the final regulations. The final repair regulations and the related revenue procedures did not modify the guidance set forth in Revenue Procedure 2011-43 that the Unit of Property for electric transmission and distribution network assets is determined by the taxpayer’s particular facts and circumstances. The final regulations did not have a material impact on Pepco’s financial statements.

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

PEPCO

The following tables set forth, by level within the fair value hierarchy, Pepco’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Pepco’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at September 30, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Cash equivalents and restricted cash equivalents
Treasury funds	$64	$64	$—	$—
Executive deferred compensation plan assets
Money market funds	16	16	—	—
Life insurance contracts	59	—	41	18

	$139	$80	$41	$18

LIABILITIES

Executive deferred compensation plan liabilities
Life insurance contracts	$7	$—	$7	$—

	$7	$—	$7	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the nine months ended September 30, 2014.

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Cash equivalents and restricted cash equivalents
Treasury funds	$3	$3	$—	$—
Executive deferred compensation plan assets
Money market funds	13	13	—	—
Life insurance contracts	61	—	43	18

	$77	$16	$43	$18

LIABILITIES

Executive deferred compensation plan liabilities
Life insurance contracts	$7	$—	$7	$—

	$7	$—	$7	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2013.

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

Executive deferred compensation plan assets and liabilities categorized as level 2 consist of life insurance policies and certain employment agreement obligations. The life insurance policies are categorized as level 2 assets because they are valued based on the assets underlying the policies, which consist of short-term cash equivalents and fixed income securities that are priced using observable market data and can be liquidated for the value of the underlying assets as of September 30, 2014. The level 2 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance sub-accounts. The sub-accounts are designed to mirror existing mutual funds and money market funds that are observable and actively traded.

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

Reconciliations of the beginning and ending balances of Pepco’s fair value measurements using significant unobservable inputs (level 3) for the nine months ended September 30, 2014 and 2013 are shown below:

	Life Insurance Contracts
	Nine Months Ended September 30,
	2014	2013
	(millions of dollars)
Beginning balance as of January 1	$18	$18
Total gains (losses) (realized and unrealized):
Included in income	3	3
Included in accumulated other comprehensive loss	—	—
Purchases	—	—
Issuances	(3)	(3)
Settlements	—	(1)
Transfers in (out) of level 3	—	—

Ending balance as of September 30	$18	$17

PEPCO

The breakdown of realized and unrealized gains on level 3 instruments included in income as a component of Other operation and maintenance expense for the periods below were as follows:

	Nine Months Ended September 30,
	2014	2013
	(millions of dollars)

Total gains included in income for the period	$3	$3

Change in unrealized gains relating to assets still held at reporting date	$3	$3

Other Financial Instruments

The estimated fair values of Pepco’s Long-term debt instruments that are measured at amortized cost in Pepco’s financial statements and the associated level of the estimates within the fair value hierarchy as of September 30, 2014 and December 31, 2013 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Pepco’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

The fair value of Long-term debt categorized as level 2 is based on a blend of quoted prices for the debt and quoted prices for similar debt on the measurement date. The blend places more weight on current pricing information when determining the final fair value measurement. The fair value information is provided by brokers and Pepco reviews the methodologies and results.

The Project funding represents debt instruments issued by Pepco related to its construction contracts. Project funding is categorized as level 3 because PHI concluded that the amortized cost carrying amounts for these instruments approximate fair value, which does not represent a quoted price in an active market.

	Fair Value Measurements at September 30, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$2,530	$—	$2,530	$—
Project funding	10	—	—	10

	$2,540	$—	$2,530	$10

(a)	The carrying amount for Long-term debt was $2,124 million as of September 30, 2014.

PEPCO

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$2,127	$—	$2,127	$—

(a)	The carrying amount for Long-term debt was $1,899 million as of December 31, 2013.

The carrying amounts of all other financial instruments in the accompanying financial statements approximate fair value.

(11) COMMITMENTS AND CONTINGENCIES

General Litigation

From time to time, Pepco is named as a defendant in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. Pepco is self-insured against such claims up to a certain self-insured retention amount and maintains insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, Pepco’s contracts with its vendors generally require the vendors to name Pepco as an additional insured for the amount at least equal to Pepco’s self-insured retention. Further, Pepco’s contracts with its vendors require the vendors to indemnify Pepco for various acts and activities that may give rise to claims against Pepco. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on Pepco’s financial condition, results of operations or cash flows. At September 30, 2014, Pepco had recorded estimated loss contingency liabilities for general litigation totaling approximately $25 million (including amounts related to the matter specifically described below), and the portion of these estimated loss contingency liabilities in excess of the self-insured retention amount was substantially offset by estimated insurance receivables.

Pepco Substation Injury Claim

In May 2013, a worker employed by a subcontractor to erect a scaffold at a Pepco substation came into contact with an energized transformer and suffered serious injuries. In August 2013, the individual filed suit against Pepco in the Circuit Court for Montgomery County, Maryland, seeking damages for past and future medical expenses, past and future lost wages, pain and suffering and the cost of a life care plan. On October 22, 2014, an award of approximately $21.7 million was entered in favor of the plaintiff in this matter. Pepco has recorded this liability as of September 30, 2014, which is included in the liability for general litigation referred to above. Pepco’s insurer and the contractor’s insurer have acknowledged insurance coverage for the incident, which coverage will offset substantially all of Pepco’s costs associated with the resolution of this matter, including Pepco’s self-insured retention amount. Pepco has concluded as of September 30, 2014 that realization of its insurance claims associated with this matter is probable and, accordingly, has recorded an estimated insurance receivable of the same amount as the related liability.

PEPCO

Environmental Matters

Pepco is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of Pepco, environmental clean-up costs incurred by Pepco generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of Pepco described below at September 30, 2014 are summarized as follows:

	Transmission and Distribution	Legacy Generation - Regulated	Total
	(millions of dollars)
Beginning balance as of January 1	$18	$3	$21
Accruals	—	—	—
Payments	2	—	2

Ending balance as of September 30	16	3	19
Less amounts in Other Current Liabilities	2	—	2

Amounts in Other Deferred Credits	$14	$3	$17

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

Ward Transformer Site

In April 2009, a group of PRPs with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including Pepco, based on their alleged sale of transformers to Ward Transformer, with respect to past and future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The litigation is moving forward with certain “test case” defendants (not including Pepco) filing summary judgment motions regarding liability. The case has been stayed as to the remaining defendants pending rulings upon the test cases. In a January 31, 2013 order, the Federal district court

PEPCO

granted summary judgment for the test case defendant whom plaintiffs alleged was liable based on its sale of transformers to Ward Transformer. The Federal district court’s order addresses only the liability of the test case defendant. Plaintiffs have appealed the district court’s order to the U.S. Court of Appeals for the Fourth Circuit. Pepco has concluded that a loss is reasonably possible with respect to this matter, but is unable to estimate an amount or range of reasonably possible losses to which it may be exposed. Pepco does not believe that it had extensive business transactions, if any, with the Ward Transformer site.

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

The final phase of field work, consisting of the installation of monitoring wells and groundwater sampling and analysis began in May 2014. In addition, as part of the remaining remedial investigation field work and in conjunction with the power plant demolition activities, Pepco and Pepco Energy Services collected soil samples adjacent to and beneath the concrete basins for the cooling towers previously dismantled and removed from the site of the generating plant. Currently, it is anticipated that the remedial investigation field sampling will be completed by the end of 2014. Once all of the field work has been completed, Pepco and Pepco Energy Services will prepare RI/FS reports for review and approval by DDOE after solicitation and consideration of public comment. The next status report to the court is due on May 25, 2015.

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

In March 2014, Pepco and DDOE entered into a consent decree to resolve a threatened DDOE enforcement action, the terms of which include a combination of a civil penalty and a Supplemental Environmental Project (SEP) with a total cost to Pepco of $875,000. The consent decree was approved and entered by the District of Columbia Superior Court on April 4, 2014. Pepco has paid the $250,000 civil penalty imposed

PEPCO

under the consent decree and, pursuant to the consent decree, has made a one-time donation in the amount of $25,000 to the Northeast Environmental Enforcement Training Fund, Inc., a non-profit organization that funds scholarships for environmental enforcement training. The consent decree confirmed that no further actions are required by Pepco to investigate, assess or remediate impacts to the river from the mineral oil release. To implement the SEP, Pepco has entered into an agreement with Living Classrooms Foundation, Inc., a non-profit educational organization, to provide $600,000 to fund the design, installation and operation of a trash collection system at a storm water outfall that drains to the Anacostia River. The design for the trash collection system is currently under review by DDOE, and Pepco expects that this system will be constructed and placed into operation in 2015, which will satisfy Pepco’s obligations under the consent decree. The next status hearing in this matter has been set for September 18, 2015.

Discussions will proceed separately with DDOE and the federal resource trustees regarding the settlement of a natural resource damage (NRD) claim under federal law. Based on discussions to date, PHI and Pepco do not believe that the resolution of the federal NRD claim will have a material adverse effect on their respective financial condition, results of operations or cash flows.

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

PEPCO

The amount accrued for this matter is included in the table above in the column entitled “Transmission and Distribution.”

(12) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including Pepco. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to Pepco for the three months ended September 30, 2014 and 2013 were approximately $55 million and $50 million, respectively. PHI Service Company costs directly charged or allocated to Pepco for the nine months ended September 30, 2014 and 2013 were approximately $163 million and $157 million, respectively.

Pepco Energy Services performs utility maintenance services and high voltage underground transmission cabling, including services that are treated as capital costs, for Pepco. Amounts charged to Pepco by Pepco Energy Services for the three months ended September 30, 2014 and 2013 were approximately $12 million and $4 million, respectively. Amounts charged to Pepco by Pepco Energy Services for the nine months ended September 30, 2014 and 2013 were approximately $23 million and $16 million, respectively.

As of September 30, 2014 and December 31, 2013, Pepco had the following balances on its balance sheets due to related parties:

	September 30, 2014	December 31, 2013
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(27)	$(25)
Pepco Energy Services (b)	(4)	(7)

Total	$(31)	$(32)

(a)	Included in Accounts payable due to associated companies.
(b)	Pepco bills customers on behalf of Pepco Energy Services where Pepco Energy Services has performed work for certain government agencies under a General Services Administration area-wide agreement. Amount also includes charges for utility work performed by Pepco Energy Services on behalf of Pepco.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars)
Operating Revenue

Electric	$289	$273	$840	$795
Natural gas	20	23	145	137

Total Operating Revenue	309	296	985	932

Operating Expenses
Purchased energy	140	142	422	422
Gas purchased	9	11	80	80
Other operation and maintenance	71	59	202	191
Depreciation and amortization	33	27	93	79
Other taxes	11	10	32	29

Total Operating Expenses	264	249	829	801

Operating Income	45	47	156	131

Other Income (Expenses)
Interest expense	(12)	(13)	(35)	(38)
Other income	3	3	9	7

Total Other Expenses	(9)	(10)	(26)	(31)

Income Before Income Tax Expense	36	37	130	100
Income Tax Expense	13	14	51	39

Net Income	$23	$23	$79	$61

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
	(millions of dollars)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$178	$2
Restricted cash equivalents	5	—
Accounts receivable, less allowance for uncollectible accounts of $15 million and $12 million, respectively	165	208
Inventories	60	51
Deferred income tax assets, net	13	59
Income taxes and related accrued interest receivable	32	32
Prepaid expenses and other	10	9

Total Current Assets	463	361

OTHER ASSETS
Goodwill	8	8
Regulatory assets	331	311
Prepaid pension expense	222	228
Income taxes and related accrued interest receivable	4	4
Other	13	12

Total Other Assets	578	563

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,882	3,673
Accumulated depreciation	(1,037)	(1,016)

Net Property, Plant and Equipment	2,845	2,657

TOTAL ASSETS	$3,886	$3,581

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
	(millions of dollars, except shares)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term debt	$105	$252
Current portion of long-term debt	200	100
Accounts payable	34	46
Accrued liabilities	73	71
Accounts payable due to associated companies	19	22
Taxes accrued	6	4
Interest accrued	16	6
Customer deposits	26	25
Other	51	35

Total Current Liabilities	530	561

DEFERRED CREDITS
Regulatory liabilities	223	229
Deferred income tax liabilities, net	868	816
Investment tax credits	4	5
Other postretirement benefit obligations	21	23
Other	36	36

Total Deferred Credits	1,152	1,109

OTHER LONG-TERM LIABILITIES
Long-term debt	971	867

COMMITMENTS AND CONTINGENCIES (NOTE 13)

EQUITY
Common stock, $2.25 par value, 1,000 shares authorized, 1,000 shares outstanding	—	—
Premium on stock and other capital contributions	537	407
Retained earnings	696	637

Total Equity	1,233	1,044

TOTAL LIABILITIES AND EQUITY	$3,886	$3,581

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$79	$61
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	93	79
Deferred income taxes	94	48
Changes in:
Accounts receivable	43	26
Inventories	(9)	(10)
Regulatory assets and liabilities, net	(47)	(35)
Accounts payable and accrued liabilities	1	(20)
Pension contributions	—	(10)
Income tax-related prepayments, receivables and payables	2	—
Interest accrued	10	9
Other assets and liabilities	1	10

Net Cash From Operating Activities	267	158

INVESTING ACTIVITIES
Investment in property, plant and equipment	(251)	(249)
Changes in restricted cash equivalents	(5)	—
Net other investing activities	(1)	1

Net Cash Used By Investing Activities	(257)	(248)

FINANCING ACTIVITIES
Dividends paid to Parent	(20)	(30)
Capital contribution from Parent	130	—
Issuance of long term debt	204	—
(Repayments) issuances of short-term debt, net	(147)	118
Cost of issuances	(2)	—
Net other financing activities	1	—

Net Cash From Financing Activities	166	88

Net Increase (Decrease) in Cash and Cash Equivalents	176	(2)
Cash and Cash Equivalents at Beginning of Period	2	6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$178	$4

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for income taxes (includes payments from PHI for federal income taxes)	$(43)	$(8)

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium	Retained
(millions of dollars, except shares)	Shares	Par Value	on Stock	Earnings	Total
BALANCE, DECEMBER 31, 2013	1,000	$—	$407	$637	$1,044

Net Income	—	—	—	37	37
Dividends on common stock	—	—	—	(20)	(20)

BALANCE, MARCH 31, 2014	1,000	—	407	654	1,061

Net Income	—	—	—	19	19

Capital contribution from Parent	—	—	130	—	130

BALANCE, JUNE 30, 2014	1,000	—	537	673	1,210

Net Income	—	—	—	23	23

BALANCE, SEPTEMBER 30, 2014	1,000	$—	$537	$696	$1,233

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

PHI entered into an Agreement and Plan of Merger, dated April 29, 2014, as amended and restated on July 18, 2014 (the Merger Agreement), with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly-owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly-owned subsidiary of Exelon. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of PHI (other than (i) shares owned by Exelon, Merger Sub or any other direct or indirect wholly-owned subsidiary of Exelon and shares owned by PHI or any direct or indirect wholly-owned subsidiary of PHI, and in each case not held on behalf of third parties (but not including shares held by PHI in any rabbi trust or similar arrangement in respect of any compensation plan or arrangement) and (ii) shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law), will be canceled and converted into the right to receive $27.25 in cash, without interest.

In connection with entering into the Merger Agreement, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014 and October 27, 2014, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for a purchase price of $18 million. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of common stock of PHI; (ii) the receipt of regulatory approvals required to consummate the Merger, including approvals from the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission, the Delaware Public Service Commission (DPSC), the District of Columbia Public Service Commission, the Maryland Public Service Commission (MPSC), the New Jersey Board of Public Utilities and the Virginia State Corporation Commission (VSCC); (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (iv) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (b) each party’s compliance with its obligations and covenants contained in the Merger Agreement (including covenants that may limit, restrict or prohibit PHI

DPL

and its subsidiaries from taking specified actions during the period between the date of the Merger Agreement and the closing of the Merger or the termination of the Merger Agreement) . In addition, the obligations of Exelon and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing terms, conditions, obligations or commitments, individually or in the aggregate, that constitute a burdensome condition (as defined in the Merger Agreement). For additional discussion, see Note (7), “Regulatory Matters – Merger Approval Proceedings.” On September 23, 2014, the stockholders of PHI approved the Merger, and on October 7, 2014, the VSCC approved the Merger. The parties currently anticipate that the closing will occur in the second or third quarter of 2015.

The Merger Agreement may be terminated by each of PHI and Exelon under certain circumstances, including if the Merger is not consummated by July 29, 2015 (subject to extension to October 29, 2015, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for both PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals or the breach by Exelon of its obligations in respect of obtaining regulatory approvals (a Regulatory Termination), Exelon will pay PHI a reverse termination fee equal to the purchase price paid up to the date of termination by Exelon to purchase the Preferred Stock through PHI’s redemption of the Preferred Stock for nominal consideration. If the Merger Agreement is terminated, other than for a Regulatory Termination, PHI will be required to redeem the Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

DPL’s unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in DPL’s annual report on Form 10-K for the year ended December 31, 2013. In the opinion of DPL’s management, the unaudited financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly DPL’s financial condition as of September 30, 2014, in accordance with GAAP. The year-end December 31, 2013 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three and nine months ended September 30, 2014 may not be indicative of DPL’s results that will be realized for the full year ending December 31, 2014.

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

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in DPL’s gross revenues were $4 million for each of the three months ended September 30, 2014 and 2013, and $12 million for each of the nine months ended September 30, 2014 and 2013.

Reclassifications

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Revision of Prior Period Financial Statements

Operating and Financing Cash Flows

The statement of cash flows for the nine months ended September 30, 2013 has been revised to correctly present changes in book overdraft balances as operating activities (included in Changes in accounts payable and accrued liabilities) rather than financing activities (included previously in Net other financing activities). For the nine months ended September 30, 2013, the effect of the revision was to increase Net cash from operating activities by $1 million from $157 million to $158 million, and decrease Net cash from financing activities by $1 million from $89 million to $88 million. The revision was not considered to be material, individually or in the aggregate, to previously issued financial statements.

DPL

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

(6) GOODWILL

DPL’s goodwill balance of $8 million was unchanged during the nine months ended September 30, 2014. All of DPL’s goodwill was generated by its acquisition of Conowingo Power Company in 1995.

DPL’s annual impairment test as of November 1, 2013 indicated that goodwill was not impaired. For the nine months ended September 30, 2014, DPL concluded that there were no events or circumstances requiring it to perform an interim goodwill impairment test. DPL will perform its next annual impairment test as of November 1, 2014.

DPL

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

Delaware

Electric Distribution Base Rates

On March 22, 2013, DPL submitted an application with the DPSC to increase its electric distribution base rates. The application sought approval of an annual rate increase of approximately $42 million (adjusted by DPL to approximately $39 million on September 20, 2013), based on a requested return on equity (ROE) of 10.25%. The requested rate increase sought to recover expenses associated with DPL’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. The DPSC suspended the full proposed increase and, as permitted by state law, DPL implemented an interim increase of $2.5 million on June 1, 2013, subject to refund and pending final DPSC approval. On October 8, 2013, the DPSC approved DPL’s request to implement an additional interim increase of $25.1 million, effective on October 22, 2013, bringing the total interim rates in effect subject to refund to $27.6 million. On August 5, 2014, the DPSC issued a final order in this proceeding providing for an annual increase in DPL’s electric distribution base rates of approximately $15.1 million, based on an ROE of 9.70%. The new rates became effective May 1, 2014. In September 2014, DPL issued rate refunds or credits to affected customers who received service between October 22, 2013 and April 30, 2014, reflecting the difference between the interim rates and the final ordered rates, where base rate design and usage levels provide for a refund.

On September 4, 2014, DPL filed an appeal with the Delaware Superior Court of the DPSC’s August 5, 2014 order in this proceeding, seeking the court’s review of the DPSC’s decision relating to the recovery of costs associated with one component of employee compensation, certain retirement benefits and recovery of credit facility expenses. The Division of the Public Advocate filed a cross-appeal on September 8, 2014, pertaining to the treatment of prepaid pension expense and other postretirement benefit obligations in base rates.

DPL

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

Gas Distribution Base Rates

A settlement approved in October 2013 by the DPSC in a proceeding filed by DPL in December 2012 to increase its natural gas distribution base rates provides in part for a phase-in of the recovery of the deferred costs associated with DPL’s deployment of the interface management unit (IMU). The IMU is part of DPL’s advanced metering infrastructure (AMI) and allows for the remote reading of gas meters. Recovery of such costs will begin through base rates over a two-year period, assuming specific milestones are met and pursuant to the following schedule: 50% of the IMU-related portion of DPL’s AMI costs were put into rates on July 11, 2014, and the remainder will be put into rates on April 1, 2015 and will be recovered over a two-year period. DPL also agreed in the settlement that its next natural gas distribution base rate application may be filed with the DPSC no earlier than January 1, 2015.

Under the Merger Agreement, DPL is not permitted to file further gas distribution base rate cases without Exelon’s consent.

Gas Cost Rates

DPL makes an annual Gas Cost Rate (GCR) filing with the DPSC for the purpose of allowing DPL to recover natural gas procurement costs through customer rates. On August 28, 2013, DPL made its 2013 GCR filing in which it proposed a GCR decrease of approximately 5.5%. On September 26, 2013, the DPSC issued an order authorizing DPL to place the new rates into effect on November 1, 2013, subject to refund and pending final DPSC approval. On July 8, 2014, the DPSC issued an order approving the GCR rates as filed by DPL.

On August 29, 2014, DPL made its 2014 GCR filing in which it proposed a GCR decrease of approximately 7.4%. On September 30, 2014, the DPSC issued an order authorizing DPL to place the new rates into effect on November 1, 2014, subject to refund and pending final DPSC approval.

Under the Merger Agreement, DPL is permitted to continue to file its required annual GCR cases in Delaware.

DPL

Federal Energy Regulatory Commission

Transmission Annual Formula Rate Update Challenge

In October 2013, FERC issued a ruling on challenges filed by the Delaware Municipal Electric Corporation, Inc. (DEMEC) to DPL’s 2011 and 2012 annual formula rate updates for transmission service. In 2006, FERC approved a formula rate for DPL that is incorporated into the PJM Interconnection, LLC (PJM) tariff. The formula rate establishes the treatment of costs and revenues and the resulting rates for DPL. Pursuant to the protocols approved by FERC and after a period of discovery, interested parties have an opportunity to file challenges regarding the application of the formula rate. The October 2013 FERC order sets various issues in this proceeding for hearing, including challenges regarding formula rate inputs, deferred income items, prepayments of estimated income taxes, rate base reductions, various administrative and general expenses and the inclusion in rate base of construction work in progress related to the Mid-Atlantic Power Pathway (MAPP) project abandoned by PJM. Settlement discussions began in this matter on November 5, 2013 before an administrative law judge at FERC.

In December 2013, DEMEC filed a formal challenge to the DPL 2013 annual formula rate update for transmission service, including a request to consolidate the 2013 challenge with the two prior challenges. The issues in the challenges for all three years are similar. On April 8, 2014, FERC issued an order setting the 2013 challenge issues for hearing and on April 15, 2014, those issues were consolidated with the 2011 and 2012 challenges. A settlement agreement was filed with FERC on August 25, 2014 and is awaiting FERC approval. The settlement agreement resolves all of the issues set for hearing in the proceeding. Pursuant to the settlement, DPL will provide a one-time reduction of $225,000 to Delmarva’s 2015 annual formula rate update and will provide a one-time payment of $258,500 to DEMEC. In addition, the settlement resolves certain ratemaking and accounting treatments prospectively and provides that certain items will not be challenged in the future. PHI cannot predict when a final FERC decision in this proceeding will be issued.

Transmission ROE Challenge

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as DEMEC, filed a joint complaint with FERC against DPL and its affiliates Potomac Electric Power Company (Pepco) and Atlantic City Electric Company (ACE), as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that PHI’s utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for DPL and its utility affiliates is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 is eligible for a 50-basis-point incentive adder for being a member of a regional transmission organization. DPL believes the allegations in this complaint are without merit and is vigorously contesting it. In April 2013, DPL filed its answer to this complaint, requesting that FERC dismiss the complaint against it on the grounds that the complaint failed to meet the required burden to demonstrate that the existing rates and protocols are unjust and unreasonable. On August 21, 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directs that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) sets February 27, 2013 as the refund effective date, should a refund result from this proceeding. Settlement discussions are continuing in this matter. DPL cannot predict when a final FERC decision in this proceeding will be issued.

On June 19, 2014, FERC issued an order in a proceeding in which DPL was not involved, in which it adopted a new ROE methodology for electric utilities. This new methodology replaces the existing one-step discounted cash flow analysis (which incorporates only short-term growth rates) traditionally used to derive ROE for electric utilities with the two-step discounted cash flow analysis (which incorporates both short-term and long-term measures of growth) used for natural gas and oil pipelines. As a result of the August 21, 2014 FERC order discussed in the preceding paragraph, DPL applied an estimated ROE based on the two-step methodology announced by FERC for the period over which its transmission revenues would be subject to refund as a result of the challenge, and recorded estimated reserves in the second quarter of 2014 related to this matter.

DPL

Under the Merger Agreement, DPL is permitted to pursue the conclusion of these FERC matters and intends to continue to do so.

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

On October 24, 2013, the Federal district court issued an order ruling that the contracts are illegal and unenforceable. The Federal district court order and its associated ruling could impact the state circuit court appeal, to which the Contract EDCs are parties, although such impact, if any, cannot be determined at this time. The Contract EDCs, the Maryland Office of People’s Counsel and one generating company have appealed the Maryland Circuit Court’s decision to the Maryland Court of Special Appeals. In addition, in November 2013 both the winning bidder and the MPSC appealed the Federal district court decision to the U.S. Court of Appeals for the Fourth Circuit. On June 2, 2014, the Fourth Circuit issued a decision affirming the lower Federal court judgment. On July 8, 2014, the Fourth Circuit issued its mandate stating that its decision takes effect on that date. The parties have until November 27, 2014 to appeal the Fourth Circuit’s decision to the U.S. Supreme Court.

On July 22, 2014, the Maryland Court of Special Appeals stayed the appeal of the Baltimore City Circuit Court decision for six months.

On June 2, 2014, the winning bidder filed the contracts with FERC requesting that they be accepted pursuant to Section 205 of the Federal Power Act. The Contract EDCs intervened in the proceeding and requested that the winning bidder’s filing be rejected on the grounds that the contracts never came into effect. On August 5, 2014, FERC issued an order rejecting the filings made by the winning bidder, finding that the contracts cannot be accepted as valid contracts, given the decisions reached in the Federal court proceedings discussed above.

DPL

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

MAPP Settlement Agreement

In February 2014, FERC issued an order approving the settlement agreement submitted by DPL in connection with DPL’s proceeding seeking recovery of approximately $38 million in abandonment costs related to the MAPP project. DPL had been directed by PJM to construct the MAPP project, a 152-mile high-voltage interstate transmission line, and in August 2012 was directed by PJM to cancel it. The abandonment costs sought for recovery were subsequently reduced to $37 million as a result of write-offs of certain disallowed costs in 2013. Under the terms of the FERC-approved settlement agreement, DPL will receive $36.6 million of transmission revenues over a three-year period, which began on June 1, 2013, and will retain title to all real property and property rights acquired in connection with the MAPP project, which had an estimated fair value of $6 million. The FERC-approved settlement agreement resolves all issues concerning the recovery of abandonment costs associated with the cancellation of the MAPP project, and the terms of the settlement agreement are not subject to modification through any other FERC proceeding. As of September 30, 2014, DPL had a regulatory asset related to the MAPP abandonment costs of approximately $16 million, net of amortization, and land of $6 million. DPL expects to recognize pre-tax income related to the MAPP abandonment costs of $3 million in 2014 and $1 million in 2015.

Merger Approval Proceedings

Delaware

On June 18, 2014, Exelon, PHI and DPL, and certain of their respective affiliates, filed an application with the DPSC seeking approval of the Merger. Delaware law requires the DPSC to approve the Merger when it determines that the transaction is in accordance with law, for a proper purpose, and is consistent with the public interest. The DPSC must further find that the successor will continue to provide safe and reliable service, will not terminate or impair existing collective bargaining agreements and will engage in good faith bargaining with organized labor. By statute, the review of this application must be concluded within 120 days, unless additional time is agreed to by the applicants and the DPSC. The current procedural schedule, as set by the Hearing Examiner on September 29, 2014, provides that evidentiary hearings will be held on February 18 to 20, 2015, with a final order to be issued by March 10, 2015.

Maryland

On August 19, 2014, Exelon, PHI, Pepco and DPL, and certain of their respective affiliates, filed an application with the MPSC seeking approval of the Merger. Maryland law requires the MPSC to approve a merger subject to its review if it finds that the merger is consistent with the public interest, convenience and necessity, including its benefits to and impact on consumers. In making this determination, the MPSC is required to consider the following 12 criteria: (i) the potential impact of the merger on rates and charges paid by customers and on the services and conditions of operation of the utility; (ii) the potential impact of

DPL

the merger on continuing investment needs for the maintenance of utility services, plant and related infrastructure; (iii) the proposed capital structure that will result from the merger, including allocation of earnings from the utility; (iv) the potential effects on employment by the utility; (v) the projected allocation between the utility’s shareholders and ratepayers of any savings that are expected; (vi) issues of reliability, quality of service and quality of customer service; (vii) the potential impact of the merger on community investment; (viii) affiliate and cross-subsidization issues; (ix) the use or pledge of utility assets for the benefit of an affiliate; (x) jurisdictional and choice-of-law issues; (xi) whether it is necessary to revise the MPSC’s ring-fencing and affiliate code of conduct regulations in light of the merger; and (xii) any other issues the MPSC considers relevant to the assessment of the merger. The MPSC is required to issue an order within 180 days of the August 19, 2014 filing date. However, the MPSC can grant a 45-day extension for good cause. If no order is issued by the statutory deadline, then the Merger would be deemed to be approved. On September 22, 2014, the MPSC issued an order setting evidentiary hearings to commence on January 26, 2015, with all briefs to be filed by March 13, 2015, and extending the deadline for the MPSC’s decision to April 1, 2015.

Virginia

On June 3, 2014, Exelon, PHI, Pepco and DPL, and certain of their respective affiliates, filed an application with the VSCC seeking approval of the Merger. Virginia law provides that, if the VSCC determines, with or without hearing, that adequate service to the public at just and reasonable rates will not be impaired or jeopardized by granting the application for approval, then the VSCC shall approve a merger with such conditions that the VSCC deems to be appropriate in order to satisfy this standard. On October 7, 2015, the VSCC issued an order approving the Merger.

Federal Energy Regulatory Commission

On May 30, 2014, Exelon, PHI, Pepco, DPL and ACE, and certain of their respective affiliates, submitted to FERC a Joint Application for Authorization of Disposition of Jurisdictional Assets and Merger under Section 203 of the Federal Power Act. Under that section, FERC shall approve a merger if it finds that the proposed transaction will be consistent with the public interest. FERC has 180 days to issue a decision, which can be extended by FERC in certain circumstances.

(8) PENSION AND OTHER POSTRETIREMENT BENEFITS

DPL accounts for its participation in its parent’s single-employer plans, Pepco Holdings’ non-contributory retirement plan (the PHI Retirement Plan) and its other postretirement benefits plan (the Pepco Holdings, Inc. Welfare Plan for Retirees), as participation in multiemployer plans. PHI’s pension and other postretirement net periodic benefit cost for the three months ended September 30, 2014 and 2013, before intercompany allocations from the PHI Service Company, were $16 million and $20 million, respectively. DPL’s allocated share was $1 million and $4 million for the three months ended September 30, 2014 and 2013, respectively. PHI’s pension and other postretirement net periodic benefit cost for the nine months ended September 30, 2014 and 2013, before intercompany allocations from the PHI Service Company, were $44 million and $74 million, respectively. DPL’s allocated share was $5 million and $14 million for the nine months ended September 30, 2014 and 2013, respectively.

In the first quarter of 2013, DPL made a discretionary tax-deductible contribution to the PHI Retirement Plan of $10 million. In 2014, DPL has made no such contributions.

Other Postretirement Benefit Plan Amendments

During 2013, PHI approved two amendments to its other postretirement benefits plan. These amendments impacted the retiree medical plan and the retiree life insurance benefits, and became effective on January 1, 2014. As a result of the amendments, which were cumulatively significant, PHI remeasured its projected benefit obligation for other postretirement benefits as of July 1, 2013. The remeasurement resulted in a $4 million reduction in DPL’s net periodic benefit cost for other postretirement benefits during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013. DPL anticipates approximately 37% of annual net periodic other postretirement benefit costs will be capitalized.

DPL

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

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of September 30, 2014.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of September 30, 2014 and December 31, 2013, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $885 million and $332 million, respectively. DPL’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by Pepco and ACE and the portion of the total capacity being used by PHI.

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

Commercial Paper

DPL maintains an on-going commercial paper program to address its short-term liquidity needs. As of September 30, 2014, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

DPL had no commercial paper outstanding at September 30, 2014. The weighted average interest rate for commercial paper issued by DPL during the nine months ended September 30, 2014 was 0.26% and the weighted average maturity of all commercial paper issued by DPL during the nine months ended September 30, 2014 was five days.

(10) INCOME TAXES

A reconciliation of DPL’s effective income tax rates is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(millions of dollars)

Income tax at federal statutory rate	$13	35.0%	$13	35.0%	$46	35.0%	$35	35.0%
Increases (decreases) resulting from:

State income taxes, net of federal effect	2	5.6%	2	5.4%	7	5.4%	5	5.0%
Change in estimates and interest related to uncertain and effectively settled tax positions	—	—	—	—	—	—	(1)	(1.0)%

Other, net	(2)	(4.5)%	(1)	(2.6)%	(2)	(1.2)%	—	—

Income tax expense	$13	36.1%	$14	37.8%	$51	39.2%	$39	39.0%

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

DPL

Final IRS Regulations on Repair of Tangible Property

In August 2011, the IRS issued Revenue Procedure 2011-43 providing a safe harbor method of tax accounting for repair costs associated with electric transmission and distribution property. In September 2012, with the filing of its 2011 tax return, PHI adopted the safe harbor for the 2011 tax year. In September 2013, the IRS published final regulations regarding the tax treatment of costs incurred to acquire, produce or improve tangible property. In February 2014, the IRS issued revenue procedures that describe how taxpayers should implement the final regulations. The final repair regulations and the related revenue procedures did not modify the guidance set forth in Revenue Procedure 2011-43 that the Unit of Property for electric transmission and distribution network assets is determined by the taxpayer’s particular facts and circumstances. The final regulations did not have a material impact on DPL’s financial statements.

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

The tables below identify the balance sheet location and fair values of derivative instruments as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)

Derivative liabilities (current liabilities)	$—	$(1)	$(1)	$1	$—

Total Derivative liability	$—	$(1)	$(1)	$1	$—

DPL

	As of December 31, 2013
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)

Derivative assets (current assets)	$—	$1	$1	$(1)	$—

Total Derivative asset	$—	$1	$1	$(1)	$—

All derivative assets and liabilities available to be offset under master netting arrangements were netted as of September 30, 2014 and December 31, 2013. The amount of cash collateral that was offset against these derivative positions is as follows:

	September 30, 2014	December 31, 2013
	(millions of dollars)
Cash collateral pledged to counterparties with the right to reclaim (a)	$1	$—
Cash collateral received from counterparties with the obligation to return	—	(1)

(a)	Includes cash deposits on commodity brokerage accounts

As of September 30, 2014 and December 31, 2013, all DPL cash collateral pledged related to derivative instruments accounted for at fair value was entitled to be offset under master netting agreements.

Other Derivative Activity

DPL has certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the balance sheets with the gain or loss for changes in the fair value recorded in income. In addition, in accordance with FASB guidance on regulated operations, regulatory liabilities or regulatory assets of the same amount are recorded on the balance sheets and the recognition of the derivative gain or loss is deferred because of the DPSC-approved fuel adjustment clause. The following table shows the net unrealized and net realized derivative gains and losses arising during the period associated with these derivatives that were recognized in the statements of income (through Purchased energy and Gas purchased expense) and that were also deferred as Regulatory liabilities and Regulatory assets, respectively, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars)

Net unrealized (losses) gains arising during the period	$(1)	$—	$1	$—

Net realized gains (losses) recognized during the period	—	—	3	(3)

As of September 30, 2014 and December 31, 2013, the quantities and net positions of DPL’s net outstanding natural gas commodity forward contracts that did not qualify for hedge accounting were:

	September 30, 2014		December 31, 2013
Commodity	Quantity	Net Position	Quantity	Net Position
Natural gas (One Million British Thermal Units (MMBtu))	3,805,000	Long	3,977,500	Long

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

The gross fair values of DPL’s derivative liabilities with credit-risk-related contingent features as of September 30, 2014 and December 31, 2013 were zero.

DPL’s primary source for posting cash collateral or letters of credit is PHI’s credit facility under which DPL is a borrower. As of September 30, 2014 and December 31, 2013, the aggregate amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries was $885 million and $332 million, respectively.

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

DPL

The following tables set forth, by level within the fair value hierarchy, DPL’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. DPL’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at September 30, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Cash equivalents and restricted cash equivalents
Treasury funds	$178	$178	$—	$—
Executive deferred compensation plan assets
Money market funds	1	1	—	—
Life insurance contracts	1	—	—	1

	$180	$179	$—	$1

LIABILITIES

Derivative instruments (b)
Natural gas (c)	$1	$1	$—	$—

Executive deferred compensation plan liabilities
Life insurance contracts	1	—	1	—

	$2	$1	$1	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the nine months ended September 30, 2014.
(b)	The fair value of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas swaps purchased by DPL as part of a natural gas hedging program approved by the DPSC.

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Derivative instruments (b)
Natural gas (c)	$1	$1	$—	$—

Executive deferred compensation plan assets
Money market funds	1	1	—	—
Life insurance contracts	1	—	—	1

	$3	$2	$—	$1

LIABILITIES

Executive deferred compensation plan liabilities
Life insurance contracts	$1	$—	$1	$—

	$1	$—	$1	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2013.
(b)	The fair value of derivative assets reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas swaps purchased by DPL as part of a natural gas hedging program approved by the DPSC.

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

Reconciliations of the beginning and ending balances of DPL’s fair value measurements using significant unobservable inputs (level 3) for the nine months ended September 30, 2014 and 2013 are shown below:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	Life Insurance Contracts	Natural Gas	Life Insurance Contracts
(millions of dollars)
Balance as of January 1	$1	$(4)	$1
Total gains (losses) (realized and unrealized):
Included in income	—	—	—
Included in accumulated other comprehensive loss	—	—	—
Included in regulatory liabilities	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	4	—
Transfers in (out) of Level 3	—	—	—

Balance as of September 30	$1	$—	$1

DPL

Other Financial Instruments

The estimated fair values of DPL’s Long-term debt instruments that are measured at amortized cost in DPL’s financial statements and the associated level of the estimates within the fair value hierarchy as of September 30, 2014 and December 31, 2013 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. DPL’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

	Fair Value Measurements at September 30, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$1,199	$—	$1,092	$107

(a)	The carrying amount for Long-term debt was $1,171 million as of September 30, 2014.

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$960	$—	$850	$110

(a)	The carrying amount for Long-term debt was $967 million as of December 31, 2013.

The carrying amounts of all other financial instruments in the accompanying financial statements approximate fair value.

DPL

(13) COMMITMENTS AND CONTINGENCIES

General Litigation

From time to time, DPL is named as a defendant in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. DPL is self-insured against such claims up to a certain self-insured retention amount and maintains insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, DPL’s contracts with its vendors generally require the vendors to name DPL as an additional insured for the amount at least equal to DPL’s self-insured retention. Further, DPL’s contracts with its vendors require the vendors to indemnify DPL for various acts and activities that may give rise to claims against DPL. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on DPL’s financial condition, results of operations or cash flows. At September 30, 2014, DPL had recorded estimated loss contingency liabilities for general litigation totaling approximately $2 million.

Environmental Matters

DPL is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from DPL’s customers, environmental clean-up costs incurred by DPL generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of DPL described below at September 30, 2014 are summarized as follows:

	Transmission and Distribution	Legacy Generation - Regulated	Total
	(millions of dollars)
Beginning balance as of January 1	$1	$2	$3
Accruals	—	—	—
Payments	—	—	—

Ending balance as of September 30	1	2	3
Less amounts in Other Current Liabilities	1	1	2

Amounts in Other Deferred Credits	$—	$1	$1

Ward Transformer Site

In April 2009, a group of potentially responsible parties (PRPs) with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including DPL, based on their alleged sale of transformers to Ward Transformer, with respect to past and future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The litigation is moving forward with certain “test case” defendants (not including DPL) filing summary judgment motions regarding liability. The case has been stayed as to the remaining defendants pending rulings upon the test cases. In a January 31, 2013 order, the Federal district court granted summary judgment for the test case defendant whom plaintiffs alleged was liable based on its sale of transformers to Ward Transformer. The Federal district court’s order addresses only the liability of the test case defendant. Plaintiffs have appealed the district court’s order to the U.S. Court of Appeals for the Fourth Circuit. DPL has concluded that a loss is reasonably possible with respect to this matter, but is unable to estimate an amount or range of reasonably possible losses to which it may be exposed. DPL does not believe that it had extensive business transactions, if any, with the Ward Transformer site.

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

(14) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including DPL. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to DPL for the three months ended September 30, 2014 and 2013 were approximately $42 million and $38 million, respectively. PHI Service Company costs directly charged or allocated to DPL for the nine months ended September 30, 2014 and 2013 were approximately $121 million and $115 million, respectively.

In addition to the PHI Service Company charges described above, DPL’s financial statements include the following related party transactions in its statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars)

Intercompany lease transactions (a)	$1	$1	$3	$3

(a)	Included in Electric revenue.

DPL

As of September 30, 2014 and December 31, 2013, DPL had the following balances on its balance sheets due to related parties:

	September 30, 2014	December 31, 2013
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(19)	$(22)
Other	—	—

Total	$(19)	$(22)

(a)	Included in Accounts payable due to associated companies.

(15) VARIABLE INTEREST ENTITIES

DPL is required to consolidate a variable interest entity (VIE) in accordance with FASB ASC 810 if DPL is the primary beneficiary of the VIE. The primary beneficiary of a VIE is typically the entity with both the power to direct activities most significantly impacting economic performance of the VIE and the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. DPL performed a qualitative analysis to determine whether a variable interest provided a controlling financial interest in any of the VIEs in which DPL has an interest at September 30, 2014, as described below.

DPL is subject to Renewable Energy Portfolio Standards (RPS) in the state of Delaware that require it to obtain renewable energy credits (RECs) for energy delivered to its customers. DPL’s costs associated with obtaining RECs to fulfill its RPS obligations are recoverable from its customers by law. As of September 30, 2014, DPL is a party to three land-based wind power purchase agreements (PPAs) in the aggregate amount of 128 MWs, one solar PPA with a 10 MW facility and a PPA with the Delaware Sustainable Energy Utility (DSEU) to purchase solar renewable energy credits (SREC). Each of the facilities associated with these PPAs is operational, and DPL is obligated to purchase energy and RECs in amounts generated and delivered by the wind facilities and SRECs from the solar facility and DSEU, up to certain amounts (as set forth below) at rates that are primarily fixed under the respective agreements. DPL has concluded that while VIEs exist under these contracts, consolidation is not required under the FASB guidance on the consolidation of variable interest entities as DPL is not the primary beneficiary. DPL has not provided financial or other support under these arrangements that it was not previously contractually required to provide during the periods presented, nor does DPL have any intention to provide such additional support.

Because DPL has no equity or debt interest in these renewable energy transactions, the maximum exposure to loss relates primarily to any above-market costs incurred for power, RECs or SRECs. Due to unpredictability in the amount of MWs ultimately purchased under the agreements for purchased renewable energy, RECs and SRECs, DPL is unable to quantify the maximum exposure to loss. The power purchase, REC and SREC costs are recoverable from DPL’s customers through regulated rates.

DPL is obligated to purchase energy and RECs from one of the wind facilities through 2024 in amounts not to exceed 50 MWs, from the second wind facility through 2031 in amounts not to exceed 40 MWs, and from the third wind facility through 2031 in amounts not to exceed 38 MWs. DPL’s aggregate purchases under the three wind PPAs totaled $5 million and $4 million for the three months ended September 30, 2014 and 2013, respectively. DPL’s aggregate purchases under the three wind PPAs totaled $21 million for each of the nine months ended September 30, 2014 and 2013.

The term of the PPA with the solar facility is through 2030 and DPL is obligated to purchase SRECs in an amount up to 70 percent of the energy output at a fixed price. The DSEU may enter into 20-year contracts with solar facilities to purchase SRECs for resale to DPL. Under the DSEU PPA, DPL is obligated to purchase SRECs in amounts not to exceed 19 MWs at annually determined auction rates. DPL’s purchases under these solar PPAs totaled $1 million for each of the three months ended September 30, 2014 and 2013. DPL’s purchases under these solar PPAs totaled $3 million and $2 million for the nine months ended September 30, 2014 and 2013, respectively.

DPL

On October 18, 2011, the DPSC approved a tariff submitted by DPL in accordance with the requirements of the RPS specific to fuel cell facilities totaling 30 MWs to be constructed by a qualified fuel cell provider. The tariff and the RPS establish that DPL would be an agent to collect payments in advance from its distribution customers and remit them to the qualified fuel cell provider for each MW hour of energy produced by the fuel cell facilities through 2033. DPL has no obligation to the qualified fuel cell provider other than to remit payments collected from its distribution customers pursuant to the tariff. The RPS provides for a reduction in DPL’s REC requirements based upon the actual energy output of the facilities. At September 30, 2014 and 2013, 30 MWs and 15 MWs of capacity were available from fuel cell facilities placed in service under the tariff, respectively. DPL billed $8 million and $7 million to distribution customers for the three months ended September 30, 2014 and 2013, respectively. DPL billed $26 million and $13 million to distribution customers for the nine months ended September 30, 2014 and 2013, respectively. DPL has concluded that while a VIE exists under this arrangement, consolidation is not required for this arrangement under the FASB guidance on consolidation of variable interest entities as DPL is not the primary beneficiary.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars)
Operating Revenue	$347	$396	$940	$944

Operating Expenses
Purchased energy	188	198	504	509
Other operation and maintenance	65	58	178	177
Depreciation and amortization	42	38	117	101
Other taxes	1	5	3	11
Deferred electric service costs	(1)	42	30	39

Total Operating Expenses	295	341	832	837

Operating Income	52	55	108	107

Other Income (Expenses)
Interest expense	(16)	(17)	(47)	(52)
Other income	1	—	2	—

Total Other Expenses	(15)	(17)	(45)	(52)

Income Before Income Tax Expense	37	38	63	55
Income Tax Expense	14	13	24	14

Net Income	$23	$25	$39	$41

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
	(millions of dollars)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6	$3
Restricted cash equivalents	13	10
Accounts receivable, less allowance for uncollectible accounts of $12 million and $10 million, respectively	195	186
Inventories	26	28
Income taxes and related accrued interest receivable	147	147
Prepaid expenses and other	27	16

Total Current Assets	414	390

OTHER ASSETS
Regulatory assets	442	569
Prepaid pension expense	99	106
Income taxes and related accrued interest receivable	34	34
Restricted cash equivalents	13	14
Other	11	12

Total Other Assets	599	735

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,024	2,901
Accumulated depreciation	(763)	(751)

Net Property, Plant and Equipment	2,261	2,150

TOTAL ASSETS	$3,274	$3,275

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
	(millions of dollars, except shares)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term debt	$99	$138
Current portion of long-term debt	58	148
Accounts payable	25	21
Accrued liabilities	103	105
Accounts payable due to associated companies	13	15
Taxes accrued	12	12
Interest accrued	19	13
Customer deposits	20	22
Other	43	23

Total Current Liabilities	392	497

DEFERRED CREDITS
Regulatory liabilities	18	57
Deferred income tax liabilities, net	856	833
Investment tax credits	5	5
Other postretirement benefit obligations	38	35
Other	14	14

Total Deferred Credits	931	944

OTHER LONG-TERM LIABILITIES
Long-term debt	888	753
Transition Bonds issued by ACE Funding	183	214

Total Other Long-Term Liabilities	1,071	967

COMMITMENTS AND CONTINGENCIES (NOTE 11)

EQUITY
Common stock, $3.00 par value, 25,000,000 shares authorized, 8,546,017 shares outstanding	26	26
Premium on stock and other capital contributions	651	651
Retained earnings	203	190

Total Equity	880	867

TOTAL LIABILITIES AND EQUITY	$3,274	$3,275

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$39	$41
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	117	101
Deferred income taxes	28	43
Changes in:
Accounts receivable	(10)	(23)
Inventories	2	(2)
Prepaid expenses	(15)	(11)
Regulatory assets and liabilities, net	26	35
Accounts payable and accrued liabilities	11	(3)
Pension contributions	—	(30)
Income tax-related prepayments, receivables and payables	(1)	(1)
Other assets and liabilities	18	15

Net Cash From Operating Activities	215	165

INVESTING ACTIVITIES
Investment in property, plant and equipment	(158)	(204)
Department of Energy capital reimbursement awards received	1	1
Net other investing activities	(3)	1

Net Cash Used By Investing Activities	(160)	(202)

FINANCING ACTIVITIES
Dividends paid to Parent	(26)	(25)
Capital contribution from Parent	—	75
Issuances of long-term debt	150	100
Reacquisitions of long-term debt	(36)	(96)
Repayments of short-term debt, net	(39)	(16)
Repayment of term loan	(100)	—
Net other financing activities	(1)	(1)

Net Cash (Used by) From Financing Activities	(52)	37

Net Increase in Cash and Cash Equivalents	3	—
Cash and Cash Equivalents at Beginning of Period	3	6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6	$6

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for income taxes (includes payments from PHI for federal income taxes)	$(3)	$(21)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium	Retained
(millions of dollars, except shares)	Shares	Par Value	on Stock	Earnings	Total
BALANCE, DECEMBER 31, 2013	8,546,017	$26	$651	$190	$867

Net Income	—	—	—	10	10
Dividends on common stock	—	—	—	(26)	(26)

BALANCE, MARCH 31, 2014	8,546,017	26	651	174	851

Net Income	—	—	—	6	6

BALANCE, JUNE 30, 2014	8,546,017	26	651	180	857

Net Income	—	—	—	23	23

BALANCE, SEPTEMBER 30, 2014	8,546,017	$26	$651	$203	$880

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

PHI entered into an Agreement and Plan of Merger, dated April 29, 2014, as amended and restated on July 18, 2014 (the Merger Agreement), with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly-owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly-owned subsidiary of Exelon. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of PHI (other than (i) shares owned by Exelon, Merger Sub or any other direct or indirect wholly-owned subsidiary of Exelon and shares owned by PHI or any direct or indirect wholly-owned subsidiary of PHI, and in each case not held on behalf of third parties (but not including shares held by PHI in any rabbi trust or similar arrangement in respect of any compensation plan or arrangement) and (ii) shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law), will be canceled and converted into the right to receive $27.25 in cash, without interest.

In connection with entering into the Merger Agreement, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014 and October 27, 2014, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for a purchase price of $18 million. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of common stock of PHI; (ii) the receipt of regulatory approvals required to consummate the Merger, including approvals from the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission, the Delaware Public Service Commission, the District of Columbia Public Service Commission, the Maryland Public Service Commission, the New Jersey Board of Public Utilities (NJBPU) and the Virginia State Corporation Commission (VSCC); (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (iv) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (b) each party’s compliance with its

ACE

obligations and covenants contained in the Merger Agreement (including covenants that may limit, restrict or prohibit PHI and its subsidiaries from taking specified actions during the period between the date of the Merger Agreement and the closing of the Merger or the termination of the Merger Agreement). In addition, the obligations of Exelon and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing terms, conditions, obligations or commitments, individually or in the aggregate, that constitute a burdensome condition (as defined in the Merger Agreement). For additional discussion, see Note (6), “Regulatory Matters – Merger Approval Proceedings.” On September 23, 2014, the stockholders of PHI approved the Merger, and on October 7, 2014, the VSCC approved the Merger. The parties currently anticipate that the closing will occur in the second or third quarter of 2015.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

ACE’s unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted. Therefore, these consolidated financial statements should be read along with the annual consolidated financial statements included in ACE’s annual report on Form 10-K for the year ended December 31, 2013. In the opinion of ACE’s management, the unaudited consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly ACE’s financial condition as of September 30, 2014, in accordance with GAAP. The year-end December 31, 2013 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results for the three and nine months ended September 30, 2014 may not be indicative of ACE’s results that will be realized for the full year ending December 31, 2014.

ACE

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

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in ACE’s gross revenues were zero and $3 million for the three months ended September 30, 2014 and 2013, respectively, and $1 million and $8 million for the nine months ended September 30, 2014 and 2013, respectively.

Reclassifications

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Revision of Prior Period Financial Statements

Operating and Financing Cash Flows

The consolidated statement of cash flows for the nine months ended September 30, 2013 has been revised to correctly present changes in book overdraft balances as operating activities (included in Changes in accounts payable and accrued liabilities) rather than financing activities (included previously in Net other financing activities). For the nine months ended September 30, 2013, the effect of the revision was to decrease Net cash from operating activities by $5 million from $170 million to $165 million, and increase Net cash from financing activities by $5 million from $32 million to $37 million. The revision was not considered to be material, individually or in the aggregate, to previously issued financial statements.

ACE

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

ACE

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

Electric Distribution Base Rates

On March 14, 2014, ACE submitted an application with the NJBPU to increase its electric distribution base rates by approximately $61.7 million (excluding sales and use taxes), based on a requested ROE of 10.25%. The requested rate increase sought to recover expenses associated with ACE’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. On August 20, 2014, the NJBPU approved a Stipulation of Settlement (the NJ Settlement Agreement) by ACE, NJBPU staff and the Division of Rate Counsel. The approved NJ Settlement Agreement provides for an annual increase in ACE’s electric distribution base rates by the net amount of approximately $19.0 million (excluding sales and use taxes), based on a specified ROE of 9.75%. The new electric distribution base rates became effective for service rendered by ACE on and after September 1, 2014. The annual pre-tax earnings impact of the rate increase is approximately $19.0 million.

Under the Merger Agreement, ACE is not permitted to initiate or file further electric distribution base rate cases in New Jersey without Exelon’s consent.

Update and Reconciliation of Certain Under-Recovered Balances

On March 3, 2014, ACE submitted a petition with the NJBPU seeking to reconcile and update (i) charges related to the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the non-utility generators (NUGs), (ii) costs related to surcharges for the New Jersey Societal Benefit Program (a statewide public interest program that is intended to benefit low income customers and address other public policy goals) and ACE’s uncollected accounts and (iii) operating costs associated with ACE’s residential appliance cycling program. The net impact of adjusting the charges as proposed would have been an overall annual rate decrease of approximately $24.5 million (revised to a decrease of approximately $41.1 million on April 16, 2014, based upon an update for actual data through March 2014). In May 2014, the NJBPU approved a stipulation of settlement entered into by the parties in this proceeding providing for an overall annual rate decrease of $41.1 million. The rate decrease, which went into effect on June 1, 2014, will have no effect on ACE’s operating income and was placed into effect provisionally subject to a review by the NJBPU of the final underlying costs for reasonableness and prudence.

The final order in this proceeding is not expected to be affected by the Merger Agreement.

Service Extension Contributions Refund Order

On July 19, 2013, in compliance with a 2012 Superior Court of New Jersey Appellate Division (Appellate Division) court decision, the NJBPU released an order requiring utilities to issue refunds to persons or entities that paid non-refundable contributions for utility service extensions to certain areas described as “Areas Not Designated for Growth.” The order is limited to eligible contributions paid between March 20, 2005 and December 20, 2009. ACE is processing the refund requests that meet the eligibility criteria established in the order as they are received. Although ACE estimates that it received approximately $11 million of contributions between March 20, 2005 and December 20, 2009, it is currently unable to reasonably estimate the amount that it may be required to refund using the eligibility criteria established by the order. Since the July 2013 order was released, ACE has received less than $1 million in refund

ACE

claims, the validity of which is being investigated by ACE prior to making any such refunds. At this time, ACE does not expect that any such amount refunded will have a material effect on its consolidated financial condition, results of operations or cash flows, as any amounts that may be refunded will generally increase the value of ACE’s property, plant and equipment and may ultimately be recovered through depreciation and cost of service. On September 30, 2014, the NJBPU commenced a rulemaking proceeding to further implement the directives of the Appellate Division decision.

Under the Merger Agreement, ACE is permitted to pursue the conclusion of this matter and intends to continue to do so.

Generic Consolidated Tax Adjustment Proceeding

In January 2013, the NJBPU initiated a generic proceeding to examine whether a consolidated tax adjustment (CTA) should continue to be used, and if so, how it should be calculated in determining a utility’s cost of service. Under the NJBPU’s current policy, when a New Jersey utility is included in a consolidated group income tax return, an allocated amount of any reduction in the consolidated group’s taxes as a result of losses by affiliates is used to reduce the utility’s rate base, upon which the utility earns a return. This policy has negatively impacted ACE’s electric distribution base rate case outcomes and ACE’s position is that the CTA should be eliminated. In an order dated October 22, 2014, the NJBPU determined that it is appropriate for affected consolidated groups to continue to include a CTA in New Jersey base rate filings, but that the CTA calculation will be modified and will limit the look-back period for the calculation to five years, exclude transmission assets from the calculation and allocate 25 percent of the final CTA amount as a reduction to the distribution revenue requirement. With this revised methodology, ACE anticipates that the negative effects of the CTA in future base rate cases will be significantly reduced.

Federal Energy Regulatory Commission

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Municipal Electric Corporation, Inc., filed a joint complaint with FERC against ACE and its affiliates Potomac Electric Power Company (Pepco) and Delmarva Power & Light Company (DPL), as well as Baltimore Gas and Electric Company. The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that PHI’s utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for ACE and its utility affiliates is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 is eligible for a 50-basis-point incentive adder for being a member of a regional transmission organization. ACE believes the allegations in this complaint are without merit and is vigorously contesting it. In April 2013, ACE filed its answer to this complaint, requesting that FERC dismiss the complaint against it on the grounds that the complaint failed to meet the required burden to demonstrate that the existing rates and protocols are unjust and unreasonable. On August 21, 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directs that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) sets February 27, 2013 as the refund effective date, should a refund result from this proceeding. Settlement discussions are continuing in this matter. ACE cannot predict when a final FERC decision in this proceeding will be issued.

On June 19, 2014, FERC issued an order in a proceeding in which ACE was not involved, in which it adopted a new ROE methodology for electric utilities. This new methodology replaces the existing one-step discounted cash flow analysis (which incorporates only short-term growth rates) traditionally used to derive ROE for electric utilities with the two-step discounted cash flow analysis (which incorporates both

ACE

short-term and long-term measures of growth) used for natural gas and oil pipelines. As a result of the August 21, 2014 FERC order discussed in the preceding paragraph, ACE applied an estimated ROE based on the two-step methodology announced by FERC for the period over which its transmission revenues would be subject to refund as a result of the challenge, and recorded estimated reserves in the second quarter of 2014 related to this matter.

Under the Merger Agreement, ACE is permitted to pursue the conclusion of this FERC matter and intends to continue to do so.

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

In February 2011, ACE joined other plaintiffs in an action filed in the U.S. District Court for the District of New Jersey challenging the NJ SOCA Law on the grounds that it violates the Commerce Clause and the Supremacy Clause of the U.S. Constitution. On October 11, 2013, the Federal district court issued a ruling that the NJ SOCA Law is preempted by the Federal Power Act and violates the Supremacy Clause, and is therefore null and void. On October 21, 2013, a joint motion to stay the Federal district court’s decision pending appeal was filed by the NJBPU and one of the SOCA generation companies. In that motion, the NJBPU notified the Federal district court that it would take no action to force implementation of the SOCAs pending the appeal or such other action—such as FERC approval of the SOCAs—that would cure the constitutional issues to the Federal district court’s satisfaction. On October 25, 2013, the Federal district court issued an order denying the joint motion to stay and ruling that the SOCAs are void, invalid and unenforceable. The SOCA generation companies and the NJBPU appealed the Federal district court’s decision. The U.S. Court of Appeals for the Third Circuit heard the appeal on March 27, 2014 and issued an opinion on September 11, 2014, affirming the Federal district court’s ruling.

One of the three SOCAs was terminated effective July 1, 2013 because of an event of default of the generation company that was a party to the SOCA. The remaining two SOCAs were terminated effective November 19, 2013, as a result of a termination notice delivered by ACE after the Federal district court’s October 25, 2013 decision.

Despite the terminated status of the SOCAs, on June 2, 2014, one of the generation companies that was a party to a SOCA filed the SOCA at FERC seeking to have the SOCA accepted under Section 205 of the Federal Power Act. The EDCs intervened in the proceeding and requested that the generation company’s filing be rejected on the grounds that the SOCA never came into effect. On August 5, 2014, FERC issued an order rejecting the filings made by the generation company, finding that the contracts cannot be accepted as valid contracts, given the decisions reached in the Federal court proceedings discussed above.

In light of the October 25, 2013 Federal district court order, ACE derecognized both the derivative assets (liabilities) for the estimated fair value of the SOCAs and the related regulatory liabilities (assets) in the fourth quarter of 2013.

ACE

Merger Approval Proceedings

New Jersey

On June 18, 2014, Exelon, PHI and ACE, and certain of their respective affiliates, filed a petition with the NJBPU seeking approval of the Merger. To approve the Merger, the NJBPU must find the Merger is in the public interest, and consider the impact of the Merger on (i) competition, (ii) rates of ratepayers affected by the Merger, (iii) ACE’s employees, and (iv) the provision of safe and reliable service at just and reasonable rates. On July 23, 2014, the NJBPU voted to retain this matter, rather than assigning it to an administrative law judge. The presiding commissioner of the NJBPU has set a procedural schedule. Among other dates, the evidentiary hearings before the presiding commissioner are set for January 12 to 16, 2015, with all briefs to be filed by March 3, 2015. New Jersey law does not impose any time limit on the NJBPU’s review of the Merger.

Federal Energy Regulatory Commission

On May 30, 2014, Exelon, PHI, Pepco, DPL and ACE, and certain of their respective affiliates, submitted to FERC a Joint Application for Authorization of Disposition of Jurisdictional Assets and Merger under Section 203 of the Federal Power Act. Under that section, FERC shall approve a merger if it finds that the proposed transaction will be consistent with the public interest. FERC has 180 days to issue a decision, which can be extended by FERC in certain circumstances.

(7) PENSION AND OTHER POSTRETIREMENT BENEFITS

ACE accounts for its participation in its parent’s single-employer plans, Pepco Holdings’ non-contributory retirement plan (the PHI Retirement Plan) and its other postretirement benefits plan (the Pepco Holdings, Inc. Welfare Plan for Retirees), as participation in multiemployer plans. PHI’s pension and other postretirement net periodic benefit cost for the three months ended September 30, 2014 and 2013, before intercompany allocations from the PHI Service Company, were $16 million and $20 million, respectively. ACE’s allocated share was $4 million for each of the three months ended September 30, 2014 and 2013. PHI’s pension and other postretirement net periodic benefit cost for the nine months ended September 30, 2014 and 2013, before intercompany allocations from the PHI Service Company, were $44 million and $74 million, respectively. ACE’s allocated share was $10 million and $14 million for the nine months ended September 30, 2014 and 2013, respectively.

In the first quarter of 2013, ACE made a discretionary tax-deductible contribution to the PHI Retirement Plan of $30 million. In 2014, ACE has made no such contributions.

Other Postretirement Benefit Plan Amendments

During 2013, PHI approved two amendments to its other postretirement benefits plan. These amendments impacted the retiree medical plan and the retiree life insurance benefits, and became effective on January 1, 2014. As a result of the amendments, which were cumulatively significant, PHI remeasured its projected benefit obligation for other postretirement benefits as of July 1, 2013. The remeasurement resulted in a $2 million reduction in ACE’s net periodic benefit cost for other postretirement benefits during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013. ACE anticipates approximately 37% of annual net periodic other postretirement benefit costs will be capitalized.

ACE

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

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility at September 30, 2014.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of September 30, 2014 and December 31, 2013, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $885 million and $332 million, respectively. ACE’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by Pepco and DPL and the portion of the total capacity being used by PHI.

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

Commercial Paper

ACE maintains an on-going commercial paper program to address its short-term liquidity needs. As of September 30, 2014, the maximum capacity available under the program was $350 million, subject to available borrowing capacity under the credit facility.

ACE had $99 million of commercial paper outstanding at September 30, 2014. The weighted average interest rate for commercial paper issued by ACE during the nine months ended September 30, 2014 was 0.25% and the weighted average maturity of all commercial paper issued by ACE during the nine months ended September 30, 2014 was four days.

Other Financing Activities

Term Loan Agreement

On May 10, 2013, ACE entered into a $100 million term loan agreement, pursuant to which ACE borrowed $100 million at a rate of interest equal to the prevailing Eurodollar rate, which was determined by reference to the LIBOR with respect to the relevant interest period, all as defined in the loan agreement, plus a margin of 0.75%. On August 21, 2014, ACE repaid the term loan in full.

Bond Issuance

In August 2014, ACE issued $150 million of its 3.375% first mortgage bonds due September 1, 2024. ACE used $7.2 million of the net proceeds from the issuance of the bonds to repay in full at maturity $7.0 million in aggregate principal amount of ACE’s 7.63% secured medium term notes due August 29, 2014, plus accrued and unpaid interest thereon. ACE used the remainder of the net proceeds to repay its outstanding commercial paper, including commercial paper that ACE issued to prepay in full its $100 million term loan, and for general corporate purposes.

Bond Payments

In July 2014, Atlantic City Electric Transition Funding LLC (ACE Funding) made principal payments of $7 million on its Series 2002-1 Bonds, Class A-3, and $3 million on its Series 2003-1 Bonds, Class A-2.

Bond Retirement

In August 2014, ACE retired, at maturity, $7 million of its 7.63% medium term notes due August 29, 2014. The notes were secured by a like principal amount of first mortgage bonds due August 29, 2014, which under ACE’s mortgage and deed of trust were deemed to be satisfied when the notes were repaid.

Financing Activities Subsequent to September 30, 2014

Bond Payments

In October 2014, ACE Funding made principal payments of $9 million on its Series 2002-1 Bonds, Class A-3, and $3 million on its Series 2003-1 Bonds, Class A-3.

ACE

(9) INCOME TAXES

A reconciliation of ACE’s consolidated effective income tax rates is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(millions of dollars)

Income tax at federal statutory rate	$13	35.0%	$13	35.0%	$22	35.0%	$19	35.0%
Increases (decreases) resulting from:

State income taxes, net of federal effect	2	5.4%	2	5.3%	4	6.3%	4	7.3%
Change in estimates and interest related to uncertain and effectively settled tax positions	—	—	—	—	—	—	(9)	(16.4)%

Other, net	(1)	(2.6)%	(2)	(6.1)%	(2)	(3.2)%	—	(0.4)%

Consolidated income tax expense	$14	37.8%	$13	34.2%	$24	38.1%	$14	25.5%

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

Final IRS Regulations on Repair of Tangible Property

In August 2011, the IRS issued Revenue Procedure 2011-43 providing a safe harbor method of tax accounting for repair costs associated with electric transmission and distribution property. In September 2012, with the filing of its 2011 tax return, PHI adopted the safe harbor for the 2011 tax year. In September 2013, the IRS published final regulations regarding the tax treatment of costs incurred to acquire, produce or improve tangible property. In February 2014, the IRS issued revenue procedures that describe how taxpayers should implement the final regulations. The final repair regulations and the related revenue procedures did not modify the guidance set forth in Revenue Procedure 2011-43 that the Unit of Property for electric transmission and distribution network assets is determined by the taxpayer’s particular facts and circumstances. The final regulations did not have a material impact on ACE’s consolidated financial statements.

ACE

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

The following tables set forth, by level within the fair value hierarchy, ACE’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. ACE’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at September 30, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)

ASSETS

Cash equivalents and restricted cash equivalents Treasury funds	$26	$26	$—	$—

	$26	$26	$—	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the nine months ended September 30, 2014.

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)

ASSETS

Cash equivalents and restricted cash equivalents Treasury funds	$24	$24	$—	$—

	$24	$24	$—	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2013.

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

A reconciliation of the beginning and ending balances of ACE’s fair value measurements using significant unobservable inputs (level 3) for the nine months ended September 30, 2013 is shown below:

Nine Months Ended September 30, 2013
Capacity
(millions of dollars)
Beginning balance as of January 1	$(3)
Total gains (losses) (realized and unrealized):
Included in income	—
Included in accumulated other comprehensive loss	—
Included in regulatory liabilities and regulatory assets	(7)
Purchases	—
Issuances	—
Settlements	—
Transfers in (out) of level 3	—

Ending balance as of September 30	$(10)

Other Financial Instruments

The estimated fair values of ACE’s Long-term debt instruments that are measured at amortized cost in ACE’s consolidated financial statements and the associated levels of the estimates within the fair value hierarchy as of September 30, 2014 and December 31, 2013 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. ACE’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

ACE

The fair value of Long-term debt categorized as level 3 is based on a discounted cash flow methodology using observable inputs, such as the U.S. Treasury yield, and unobservable inputs, such as credit spreads, because quoted prices for the debt or similar debt in active markets were insufficient.

	Fair Value Measurements at September 30, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$1,025	$—	$896	$129
Transition bonds (b)	249	—	249	—

	$1,274	$—	$1,145	$129

(a)	The carrying amount for Long-term debt was $903 million as of September 30, 2014.
(b)	The carrying amount for Transition bonds, including amounts due within one year, was $226 million as of September 30, 2014.

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$959	$—	$744	$215
Transition bonds (b)	285	—	285	—

	$1,244	$—	$1,029	$215

(a)	The carrying amount for Long-term debt was $860 million as of December 31, 2013.
(b)	The carrying amount for Transition bonds, including amounts due within one year, was $255 million as of December 31, 2013.

The carrying amounts of all other financial instruments in the accompanying consolidated financial statements approximate fair value.

(11) COMMITMENTS AND CONTINGENCIES

General Litigation

From time to time, ACE is named as a defendant in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. ACE is self-insured against such claims up to a certain self-insured retention amount and maintains insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, ACE’s contracts with its vendors generally require the vendors to name ACE as an additional insured for the amount at least equal to ACE’s self-insured retention. Further, ACE’s contracts with its vendors require the vendors to indemnify ACE for various acts and activities that may give rise to claims against ACE. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on ACE’s financial condition, results of operations or cash flows. At September 30, 2014, ACE had recorded estimated loss contingency liabilities for general litigation totaling approximately $27 million (including amounts related to the matters specifically described below), and the portion of these estimated loss contingency liabilities in excess of the self-insured retention amount was substantially offset by estimated insurance receivables.

ACE

Asbestos Claim

In September 2011, an asbestos complaint was filed in the New Jersey Superior Court, Law Division, against ACE (among other defendants) asserting claims under New Jersey’s Wrongful Death and Survival statutes. The complaint, filed by the estate of a decedent who was the wife of a former employee of ACE, alleges that the decedent’s mesothelioma was caused by exposure to asbestos brought home by her husband on his work clothes. New Jersey courts have recognized a cause of action against a premise owner in a so-called “take home” case if it can be shown that the harm was foreseeable. In this case, the complaint seeks recovery of an unspecified amount of damages for, among other things, the decedent’s past medical expenses, loss of earnings, and pain and suffering between the time of injury and death, and asserts a punitive damage claim. At September 30, 2014, ACE has concluded that a loss is probable with respect to this matter and has recorded an estimated loss contingency liability, which is included in the liability for general litigation referred to above as of September 30, 2014. However, due to the inherent uncertainty of litigation, ACE is unable to estimate a maximum amount of possible loss because the damages sought are indeterminate and the matter involves facts that ACE believes are distinguishable from the facts of the “take-home” cause of action recognized by the New Jersey courts.

Electrical Contact Injury Claims

In October 2010, a farm combine came into and remained in contact with a primary electric line in ACE’s service territory in New Jersey. As a result, two individuals operating the combine received fatal electrical contact injuries. While attempting to rescue those two individuals, another individual sustained third-degree burns to his torso and upper extremities. In September 2012, the individual who received third-degree burns filed suit in New Jersey Superior Court, Salem County. In October 2012, additional suits were filed in the same court by or on behalf of the estates of the deceased individuals. Plaintiffs in each of the cases sought indeterminate damages and alleged that ACE was negligent in the design, construction, erection, operation and maintenance of its poles, power lines, and equipment, and that ACE failed to warn and protect the public from the foreseeable dangers of farm equipment contacting electric lines. The litigation involved a number of other defendants and the filing of numerous cross-claims. On September 23, 2014, ACE entered into a confidential settlement with each of the plaintiffs regarding this matter. The agreed-upon liability amounts associated with the settlement are included in the liability for general litigation referred to above as of September 30, 2014. ACE will receive reimbursement from its insurers for the amounts of this liability above its $2 million self-insured retention amount.

Environmental Matters

ACE is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of ACE, environmental clean-up costs incurred by ACE generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of ACE described below at September 30, 2014 are summarized as follows:

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

Ward Transformer Site

In April 2009, a group of PRPs with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including ACE, based on their alleged sale of transformers to Ward Transformer, with respect to past and future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The litigation is moving forward with certain “test case” defendants (not including ACE) filing summary judgment motions regarding liability. The case has been stayed as to the remaining defendants pending rulings upon the test cases. In a January 31, 2013 order, the Federal district court granted summary judgment for the test case defendant whom plaintiffs alleged was liable based on its sale of transformers to Ward Transformer. The Federal district court’s order addresses only the liability of the test case defendant. Plaintiffs have appealed the district court’s order to the U.S. Court of Appeals for the Fourth Circuit. ACE has concluded that a loss is reasonably possible with respect to this matter, but is unable to estimate an amount or range of reasonably possible losses to which it may be exposed. ACE does not believe that it had extensive business transactions, if any, with the Ward Transformer site.

ACE

(12) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including ACE. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to ACE for the three months ended September 30, 2014 and 2013 were approximately $31 million and $28 million, respectively. PHI Service Company costs directly charged or allocated to ACE for the nine months ended September 30, 2014 and 2013 were approximately $91 million and $87 million, respectively.

In addition to the PHI Service Company charges described above, ACE’s consolidated financial statements include the following related party transactions in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars)
Meter reading services provided by Millennium Account Services LLC (an ACE affiliate) (a)	$(1)	$(1)	$(3)	$(3)
Intercompany lease transactions (a)	—	—	(1)	(1)
Intercompany use revenue (b)	—	1	2	2

(a)	Included in Other operation and maintenance expense.
(b)	Included in operating revenue.

As of September 30, 2014 and December 31, 2013, ACE had the following balances on its consolidated balance sheets due to related parties:

	September 30, 2014	December 31, 2013
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(13)	$(15)

Total	$(13)	$(15)

(a)	Included in Accounts payable due to associated companies.

(13) VARIABLE INTEREST ENTITIES

ACE is required to consolidate a variable interest entity (VIE) in accordance with FASB ASC 810 if ACE or a subsidiary is the primary beneficiary of the VIE. The primary beneficiary of a VIE is typically the entity with both the power to direct activities most significantly impacting economic performance of the VIE and the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. ACE performed a qualitative analysis to determine whether a variable interest provided a controlling financial interest in any of the VIEs in which ACE has an interest at September 30, 2014, as described below.

ACE

ACE Power Purchase Agreements

ACE is a party to three power purchase agreements (PPAs) with unaffiliated NUGs totaling 459 megawatts. One of the agreements ends in 2016 and the other two end in 2024. ACE has no equity or debt invested in these entities. In performing its VIE analysis, ACE has been unable to obtain sufficient information to determine whether these three entities were variable interest entities or if ACE was the primary beneficiary. As a result, ACE has applied the scope exemption from the consolidation guidance.

Because ACE has no equity or debt invested in the NUGs, the maximum exposure to loss relates primarily to any above-market costs incurred for power. Due to unpredictability in the pricing for purchased energy under the PPAs, ACE is unable to quantify the maximum exposure to loss. The power purchase costs are recoverable from ACE’s customers through regulated rates. Purchase activities with the NUGs, including excess power purchases not covered by the PPAs, for the three months ended September 30, 2014 and 2013, were approximately $56 million and $61 million, respectively, of which approximately $52 million and $54 million, respectively, consisted of power purchases under the PPAs. Purchase activities with the NUGs, including excess power purchases not covered by the PPAs, for the nine months ended September 30, 2014 and 2013, were approximately $182 million and $168 million, respectively, of which approximately $159 million and $157 million, respectively, consisted of power purchases under the PPAs.

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

The following table sets forth the percentage contributions to consolidated operating revenue and operating income from continuing operations attributable to PHI segments for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Percentage of Consolidated Operating Revenue
Power Delivery	95%	97%	94%	96%
Pepco Energy Services	5%	4%	6%	4%
Corporate and Other	—	(1)%	—	—
Percentage of Consolidated Operating Income (Loss)
Power Delivery	133%	98%	112%	96%
Pepco Energy Services	(32)%	(1)%	(10)%	1%
Corporate and Other	(1)%	3%	(2)%	3%
Percentage of Power Delivery Operating Revenue
Power Delivery Electric	98%	98%	96%	96%
Power Delivery Gas	2%	2%	4%	4%

PEPCO HOLDINGS

Agreement and Plan of Merger with Exelon Corporation

PHI entered into an Agreement and Plan of Merger, dated April 29, 2014, as amended and restated July 18, 2014 (the Merger Agreement), with Exelon and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly-owned subsidiary of Exelon (Merger Sub), providing for the Merger, with PHI surviving the Merger as an indirect, wholly-owned subsidiary of Exelon. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of PHI (other than (i) shares owned by Exelon, Merger Sub or any other direct or indirect wholly-owned subsidiary of Exelon and shares owned by PHI or any direct or indirect wholly-owned subsidiary of PHI, and in each case not held on behalf of third parties (but not including shares held by PHI in any rabbi trust or similar arrangement in respect of any compensation plan or arrangement) and (ii) shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law), will be canceled and converted into the right to receive $27.25 in cash, without interest.

In connection with entering into the Merger Agreement, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014 and October 27, 2014, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for a purchase price of $18 million. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of common stock of PHI; (ii) the receipt of regulatory approvals required to consummate the Merger, including approvals from FERC, the Federal Communications Commission, the Delaware Public Service Commission (DPSC), the District of Columbia Public Service (DCPSC), the Maryland Public Service Commission (MPSC), the New Jersey Board of Public Utilities (NJBPU) and the Virginia State Corporation Commission (VSCC); (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (iv) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (b) each party’s compliance with its obligations and covenants contained in the Merger Agreement (including covenants that may limit, restrict or prohibit PHI and its subsidiaries from taking specified actions during the period between the date of the Merger Agreement and the closing of the Merger or the termination of the Merger Agreement). In addition, the obligations of Exelon and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing terms, conditions, obligations or commitments, individually or in the aggregate, that constitute a burdensome condition (as defined in the Merger Agreement). On September 23, 2014, the stockholders of PHI approved the Merger, and on October 7, 2014, the VSCC approved the Merger. The parties currently anticipate that the closing will occur in the second or third quarter of 2015.

PEPCO HOLDINGS

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

Each of Pepco, DPL and ACE is responsible for the transmission of wholesale electricity into and across its service territory. The rates each utility is permitted to charge for the wholesale transmission of electricity are regulated by the FERC. Transmission rates are updated annually based on a FERC-approved formula methodology.

The profitability of Power Delivery depends on its ability to recover costs and earn a reasonable return on its capital investments through the rates it is permitted to charge. Operating results also can be affected by economic conditions generally, the level of commercial activity affecting a region, industry or business sector within a service territory, energy prices, the impact of energy efficiency measures on customer usage of electricity, distributed generation systems adopted by customers and weather.

PEPCO HOLDINGS

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

As of September 30, 2014, Pepco and DPL’s installation and activation of smart meters in the District of Columbia, Maryland and Delaware service territories are complete. The DCPSC, the MPSC and the DPSC approved the creation by PHI’s utility subsidiaries of regulatory assets to defer AMI costs between rate cases and to defer carrying charges on the deferred costs. Thus, these costs will be recovered in the future through base rates; however, for AMI costs incurred by Pepco in Maryland with respect to test years after 2011, pursuant to an MPSC order, the recovery of such costs will be allowed when Pepco demonstrates that the AMI system is cost-effective. The MPSC’s July 2013 order in Pepco’s November

PEPCO HOLDINGS

2012 electric distribution base rate application excluded the cost of AMI meters from Pepco’s rate base until such time as Pepco demonstrates the cost effectiveness of the AMI system. As a result, costs for AMI meters incurred with respect to the 2012 test year and beyond will be treated as other incremental AMI costs incurred in conjunction with the deployment of the AMI system that are deferred and on which a carrying charge is deferred, but only until such cost effectiveness has been demonstrated and such costs are included in rates.

In 2010, two of PHI’s utility subsidiaries were granted cash awards in the aggregate amount of $168 million by the U.S. Department of Energy to support their smart grid initiatives.

•	Pepco was awarded $149 million for AMI, direct load control, distribution automation and communications infrastructure, of which $148 million has been received through September 30, 2014.

•	ACE was awarded $19 million for direct load control, distribution automation and communications infrastructure, of which $19 million has been received through September 30, 2014.

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

As further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation,” PHI has entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings.

MAPP Settlement Agreement

In February 2014, FERC issued an order approving the settlement agreement submitted by Pepco and DPL in connection with Pepco’s and DPL’s proceeding seeking recovery of approximately $88 million in abandonment costs related to the Mid-Atlantic Power Pathway (MAPP) project. PHI had been directed by PJM to construct the MAPP project, a 152-mile high-voltage interstate transmission line, and in August 2012 was directed by PJM to cancel it. The abandonment costs sought for recovery were subsequently reduced to $82 million as a result of write-offs of certain disallowed costs in 2013 and transfers of materials to inventories for use on other projects. Under the terms of the FERC-approved settlement agreement, Pepco and DPL will receive $80.5 million of transmission revenues over a three-year period, which began on June 1, 2013, and will retain title to all real property and property rights acquired in connection with the MAPP project, which had an estimated fair value of $8 million. The FERC-approved settlement agreement resolves all issues concerning the recovery of abandonment costs associated with the cancellation of the MAPP project, and the terms of the settlement agreement are not subject to modification through any other FERC proceeding. As of September 30, 2014, PHI had recorded a regulatory asset related to the MAPP abandonment costs of approximately $39 million, net of amortization, and land of $8 million. PHI expects to recognize pre-tax income related to the MAPP abandonment costs of $3 million in 2014 and $1 million in 2015.

PEPCO HOLDINGS

Transmission ROE Challenge

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Municipal Electric Corporation, Inc., filed a joint complaint with FERC against Pepco, DPL and ACE, as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that PHI’s utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. PHI, Pepco, DPL and ACE believe the allegations in this complaint are without merit and are vigorously contesting it. In April 2013, Pepco, DPL and ACE filed their answer to this complaint, requesting that FERC dismiss the complaint against them on the grounds that the complaint failed to meet the required burden to demonstrate that the existing rates and protocols are unjust and unreasonable. On August 21, 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directs that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) sets February 27, 2013 as the refund effective date, should a refund result from this proceeding. Settlement discussions are continuing in this matter. PHI cannot predict when a final FERC decision in this proceeding will be issued.

On June 19, 2014, FERC issued an order in a proceeding in which the PHI utilities were not involved, in which it adopted a new ROE methodology for electric utilities. This new methodology replaces the existing one-step discounted cash flow analysis (which incorporates only short-term growth rates) traditionally used to derive ROE for electric utilities with the two-step discounted cash flow analysis (which incorporates both short-term and long-term measures of growth) used for natural gas and oil pipelines. As a result of the August 21, 2014 FERC order discussed in the preceding paragraph, Pepco, DPL and ACE applied an estimated ROE based on the two-step methodology announced by FERC for the period over which each of their transmission revenues would be subject to refund as a result of the challenge, and recorded estimated reserves in the second quarter of 2014 related to this matter.

Under the Merger Agreement, PHI is permitted to pursue the conclusion of this FERC matter and intends to continue to do so.

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

PHI guarantees the obligations of Pepco Energy Services under certain contracts in its energy savings performance contracting business and underground transmission and distribution construction business. At September 30, 2014, PHI’s guarantees of Pepco Energy Services’ obligations under these contracts totaled $336 million. PHI also guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for construction projects. These guarantees totaled $178 million at September 30, 2014.

PEPCO HOLDINGS

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

Revenues associated with Pepco Energy Services’ combined heat and power thermal generating plant and operation in Atlantic City are derived from long-term contracts with a few major customers in the Atlantic City hotel and casino industry. The carrying amount of Pepco Energy Services’ long-lived assets in Atlantic City at September 30, 2014 totaled $83 million, before the impairment loss described below. The Atlantic City hotel and casino industry has been experiencing overcapacity and a decrease in gaming revenues as well as competition from casinos that have been recently opened in nearby markets. This industry also faces potential competition from new casinos being constructed in nearby markets. In September 2014, two significant customers of this thermal operation declared Chapter 11 bankruptcy. One of these customers closed operations in September 2014 and is seeking a buyer for the facility. The second customer announced that it could close operations in November 2014 if it is unable to lower its operating costs. At September 30, 2014, PHI performed impairment tests on asset groups comprising substantially all of the long-lived assets associated with its combined heat and power thermal generating plant and operation in Atlantic City and recorded an impairment loss of $53 million ($32 million after-tax) with respect to the most significant asset group (with a carrying amount, before the impairment loss, of $70 million at September 30, 2014). Future developments with respect to these customers and others in Atlantic City may require Pepco Energy Services to perform additional impairment analyses of the thermal operation and certain related assets with a remaining aggregate carrying value as of September 30, 2014 of approximately $30 million after the impairment charge. If these assets are determined to be further impaired, Pepco Energy Services would reduce the carrying value of these assets by the amount of the impairment and record a corresponding non-cash charge to earnings, which could be material. Moreover, customer closures could reduce Pepco Energy Services’ future earnings associated with the thermal operation.

Corporate and Other

Corporate and other includes the remaining operations of the former Other Non-Regulated segment, certain parent company transactions including goodwill, interest expense on parent company debt, incremental external merger-related costs and inter-company eliminations.

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

PEPCO HOLDINGS

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

PEPCO HOLDINGS

Earnings Overview

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

	2014	2013	Change
	(millions of dollars)
Power Delivery	$112	$114	$(2)
Pepco Energy Services	(27)	(1)	(26)
Corporate and Other	(6)	(3)	(3)

Net Income from Continuing Operations	79	110	(31)
Discontinued Operations	—	8	(8)

Total PHI Net Income	$79	$118	$(39)

Net income from continuing operations for the three months ended September 30, 2014 was $79 million, or $0.31 per share, compared to $110 million, or $0.44 per share, for the three months ended September 30, 2013.

Net income from continuing operations for the three months ended September 30, 2014 included the items set forth below, which are presented net of related federal and state income taxes and are in millions of dollars:

•	Asset impairment loss in Pepco Energy Services ($53 million pre-tax)	$32
•	Incremental merger-related transaction costs in Corporate and Other ($4 million pre-tax)	$3

Excluding the items listed above for the three months ended September 30, 2014, net income from continuing operations would have been $114 million, or $0.45 per share.

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

Net income from discontinued operations was $8 million, or $0.04 per share, for the three months ended September 30, 2013.

Discussion of Operating Segment Net Income Variances:

Power Delivery’s $2 million decrease in earnings was primarily due to the following:

•	A decrease of $13 million due to higher other operation and maintenance expense primarily associated with higher system maintenance, emergency restoration and operational costs.

•	A decrease of $7 million due to higher depreciation and amortization expense primarily resulting from increases in plant investment and regulatory assets, partially offset by lower depreciation rates.

•	A decrease of $4 million primarily due to lower sales from milder summer weather.

•	A decrease of $2 million due to incremental merger-related integration costs.

•	An increase of $10 million from electric distribution base rate increases (Pepco in the District of Columbia and Maryland, DPL in Maryland and Delaware, and ACE in New Jersey).

•	An increase of $6 million primarily due to customer growth.

PEPCO HOLDINGS

•	An increase of $4 million associated with Default Electricity Supply margins for ACE, primarily attributable to an increase in unbilled revenue.

•	An increase of $3 million from network service transmission revenues primarily due to increased rates, partially offset by the amortization of MAPP abandonment costs.

Pepco Energy Services’ $26 million increase in net loss was primarily due to an asset impairment loss in 2014 associated with its combined heat and power thermal generating facility in Atlantic City, partially offset by tax benefits received from deductions for energy efficiency construction projects, and earnings from higher construction activity.

Corporate and Other’s $3 million increase in net loss was primarily due to incremental merger-related transaction costs.

Discussion of Discontinued Operations Variance:

Net income from discontinued operations for the three months ended September 30, 2014 decreased by $8 million primarily as a result of the following:

•	A gain of $7 million as a result of the early termination of certain cross-border energy leases in 2013.

•	A decrease in earnings of $1 million in 2014 from the discontinued Pepco Energy Services retail electric and natural gas supply business.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

	2014	2013	Change
	(millions of dollars)
Power Delivery	$262	$228	$34
Pepco Energy Services	(25)	3	(28)
Corporate and Other	(30)	(179)	149

Net Income from Continuing Operations	207	52	155
Discontinued Operations	—	(322)	322

Total PHI Net Income (Loss)	$207	$(270)	$477

Net income from continuing operations for the nine months ended September 30, 2014 was $207 million, or $0.82 per share, compared to $52 million, or $0.21 per share, for the nine months ended September 30, 2013.

Net income from continuing operations for the nine months ended September 30, 2014 included the items set forth below, which are presented net of related federal and state income taxes and are in millions of dollars:

•	Asset impairment loss in Pepco Energy Services ($53 million pre-tax)	$32
•	Incremental merger-related transaction costs in Corporate and Other ($19 million pre-tax)	$17

Excluding the items listed above for the nine months ended September 30, 2014, net income from continuing operations would have been $256 million, or $1.02 per share.

PEPCO HOLDINGS

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

Excluding the items listed above for the nine months ended September 30, 2013, net income from continuing operations would have been $219 million, or $0.90 per share.

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

Net loss from discontinued operations was $322 million, or $1.31 per share, for the nine months ended September 30, 2013.

Discussion of Operating Segment Net Income Variances:

Power Delivery’s $34 million increase in earnings was primarily due to the following:

•	An increase of $40 million from electric distribution base rate increases (Pepco in the District of Columbia and Maryland, DPL in Maryland and Delaware and ACE in New Jersey).

•	An increase of $11 million primarily due to Pepco and DPL customer growth.

•

An increase of $10 million from network service transmission revenues primarily due to increased rates, partially offset by the amortization of MAPP abandonment costs and the establishment of a reserve related to the FERC ROE complaint.

•	An increase of $5 million related to gains recorded in 2014 associated with the condemnation of certain Pepco transmission properties.

•

An increase of $3 million due to lower other operation and maintenance expense primarily related to lower pension/other postretirement benefit (OPEB) costs, higher system maintenance expenses in 2013, higher capitalized labor, and the allowed recovery in 2014 of certain previously expensed rate case costs in accordance with a District of Columbia rate order.

•

A decrease of $18 million due to higher depreciation and amortization expense primarily resulting from increases in plant investment and regulatory assets, partially offset by lower depreciation rates.

•	A decrease of $9 million associated with higher interest benefits recorded in 2013 related to uncertain and effectively settled tax positions.

•	A decrease of $6 million due to incremental merger-related integration costs.

Pepco Energy Services’ $28 million decrease in earnings was primarily due to an asset impairment loss in 2014 associated with its combined heat and power thermal generating facility in Atlantic City, partially offset by tax benefits received from deductions for energy efficiency construction projects.

PEPCO HOLDINGS

Corporate and Other’s $149 million decrease in net loss was primarily due to the following:

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

•	After-tax charges of $17 million in 2014 due to incremental merger-related transaction costs.

Discussion of Discontinued Operations Variance:

Net loss from discontinued operations for the nine months ended September 30, 2014 decreased by $322 million primarily as a result of the following:

•	An aggregate after-tax charge of $313 million recorded in 2013 to reduce the carrying value of PCI’s cross-border energy lease investments ($373 million pre-tax).

•

An after-tax charge of $16 million recorded in 2013 to reflect the anticipated additional interest expense on estimated federal and state income tax obligations allocated to PCI (as if it were a separate taxpayer) resulting from the change in assessment of the tax benefits associated with the cross-border energy lease investments ($25 million pre-tax).

•	A loss of $2 million as a result of the early termination of certain cross-border energy leases in 2013.

•	A decrease in earnings of $5 million in 2014 from the discontinued Pepco Energy Services retail electric and natural gas supply business.

Consolidated Results of Operations

The following results of operations discussion compares the three months ended September 30, 2014 to the three months ended September 30, 2013. All amounts in the tables (except sales and customers) are in millions of dollars.

Continuing Operations

Operating Revenue

A detail of the components of PHI’s consolidated operating revenue is as follows:

	2014	2013	Change
Power Delivery	$1,242	$1,298	$(56)
Pepco Energy Services	73	48	25
Corporate and Other	(2)	(2)	—

Total Operating Revenue	$1,313	$1,344	$(31)

PEPCO HOLDINGS

Power Delivery

The following table categorizes Power Delivery’s operating revenue by type of revenue.

	2014	2013	Change
Regulated T&D Electric Revenue	$650	$626	$24
Default Electricity Supply Revenue	559	636	(77)
Other Electric Revenue	13	13	—

Total Electric Operating Revenue	1,222	1,275	(53)

Regulated Gas Revenue	17	17	—
Other Gas Revenue	3	6	(3)

Total Gas Operating Revenue	20	23	(3)

Total Power Delivery Operating Revenue	$1,242	$1,298	$(56)

Regulated Transmission and Distribution (T&D) Electric Revenue includes revenue from the distribution of electricity, including the distribution of Default Electricity Supply, by PHI’s utility subsidiaries to customers within their service territories at regulated rates. Regulated T&D Electric Revenue also includes transmission service revenue that PHI’s utility subsidiaries receive as transmission owners from PJM at rates regulated by FERC. Transmission rates are updated annually based on a FERC-approved formula rate methodology.

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

Regulated T&D Electric

	2014	2013	Change
Regulated T&D Electric Revenue
Residential	$251	$247	$4
Commercial and industrial	286	276	10
Transmission and other	113	103	10

Total Regulated T&D Electric Revenue	$650	$626	$24

PEPCO HOLDINGS

	2014	2013	Change
Regulated T&D Electric Sales (Gigawatt hours (GWh))
Residential	4,769	5,060	(291)
Commercial and industrial	7,953	8,214	(261)
Transmission and other	58	61	(3)

Total Regulated T&D Electric Sales	12,780	13,335	(555)

	2014	2013	Change
Regulated T&D Electric Customers (in thousands)
Residential	1,656	1,643	13
Commercial and industrial	199	199	—
Transmission and other	2	2	—

Total Regulated T&D Electric Customers	1,857	1,844	13

Regulated T&D Electric Revenue increased by $24 million primarily due to:

•

An increase of $18 million due to electric distribution base rate increases (Pepco in the District of Columbia effective March 2014, and in Maryland effective July 2013; DPL in Maryland effective September 2013, and in Delaware effective October 2013; ACE effective July 2013).

•	An increase of $7 million in transmission revenue resulting from higher rates effective June 1, 2014 and June 1, 2013 related to increases in transmission plant investment and operating expenses.

•

An increase of $5 million due to an EmPower Maryland (a Maryland demand-side management program for Pepco and DPL) rate increase effective February 2014 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $5 million due to Pepco and DPL customer growth in 2014 primarily in the residential classes.

•	An increase of $2 million in transmission revenue related to the recovery of MAPP abandonment costs, as approved by FERC (which is offset in Depreciation and Amortization).

•	An increase of $1 million in capacity revenue as a result of expanding Maryland demand side management programs (which is partially offset in Depreciation and Amortization).

The aggregate amount of these increases was partially offset by:

•	A decrease of $6 million due to lower sales primarily as a result of milder weather during the 2014 summer months, as compared to 2013.

•

A decrease of $5 million in distribution revenue due to lower pass-through revenue (which is substantially offset by a corresponding decrease in Other Taxes), primarily the result of a decrease in utility taxes collected by Pepco on behalf of Montgomery County, Maryland.

•	A decrease of $3 million in Transitional Energy Facility Assessment (TEFA) rate revenue in New Jersey due to the expiration of the assessment effective December 2013 (which is offset in Other Taxes).

PEPCO HOLDINGS

Default Electricity Supply

	2014	2013	Change
Default Electricity Supply Revenue
Residential	$366	$426	$(60)
Commercial and industrial	156	165	(9)
Other	37	45	(8)

Total Default Electricity Supply Revenue	$559	$636	$(77)

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale by ACE in the PJM regional transmission organization (PJM RTO) market of energy and capacity purchased under contracts with unaffiliated non-utility generators (NUGs), and (ii) revenue from transmission enhancement credits.

	2014	2013	Change
Default Electricity Supply Sales (GWh)
Residential	3,868	4,031	(163)
Commercial and industrial	1,613	1,430	183
Other	12	11	1

Total Default Electricity Supply Sales	5,493	5,472	21

	2014	2013	Change
Default Electricity Supply Customers (in thousands)
Residential	1,373	1,339	34
Commercial and industrial	128	125	3
Other	—	—	—

Total Default Electricity Supply Customers	1,501	1,464	37

Default Electricity Supply Revenue decreased by $77 million primarily due to:

•	A decrease of $67 million as a result of lower Default Electricity Supply rates.

•	A net decrease of $21 million due to lower Pepco and ACE non-weather related average customer usage, partially offset by higher usage in DPL.

•	A decrease of $12 million due to lower sales primarily as a result of milder weather during the 2014 summer months, as compared to the same period in 2013.

•	A decrease of $8 million in wholesale energy and capacity resale revenues primarily due to lower market prices for the resale of electricity and capacity purchased from NUGs.

The aggregate amount of these decreases was partially offset by an increase of $31 million due to higher sales primarily as a result of customer migration from competitive suppliers.

The variances described above with respect to Default Electricity Supply Revenue include the effects of an increase of $5 million in ACE’s BGS unbilled revenue resulting primarily from higher customer usage in the unbilled revenue period at September 30, 2014 as compared to the corresponding period at September 30, 2013. Such an increase in ACE’s BGS unbilled revenue has the effect of directly increasing the profitability of ACE’s Default Electricity Supply business ($3 million increase in net income) as these unbilled revenues are not included in the deferral calculation until they are billed to customers under the BGS terms approved by the NJBPU.

PEPCO HOLDINGS

Regulated Gas

	2014	2013	Change
Regulated Gas Revenue
Residential	$9	$9	$—
Commercial and industrial	6	6	—
Transportation and other	2	2	—

Total Regulated Gas Revenue	$17	$17	$—

	2014	2013	Change
Regulated Gas Sales (million cubic feet)
Residential	404	406	(2)
Commercial and industrial	745	563	182
Transportation and other	1,075	1,255	(180)

Total Regulated Gas Sales	2,224	2,224	—

	2014	2013	Change
Regulated Gas Customers (in thousands)
Residential	117	116	1
Commercial and industrial	9	9	—
Transportation and other	—	—	—

Total Regulated Gas Customers	126	125	1

Regulated Gas Revenue remained unchanged primarily due to:

•	A decrease of $1 million due to a Gas Cost Rate (GCR) decrease effective November 2013.

•	A decrease of $1 million due to lower sales primarily as a result of milder weather during the summer months of 2014, as compared to 2013.

The aggregate amount of these decreases was offset by an increase of $2 million due to higher non-weather related average customer usage.

Other Gas Revenue

Other Gas Revenue decreased by $3 million primarily due to lower average prices and lower volumes for off-system sales to electric generators and gas marketers.

Pepco Energy Services

Pepco Energy Services’ operating revenue increased by $25 million primarily due to:

•	An increase of $13 million in underground transmission and distribution construction activities.

•	An increase of $12 million primarily in energy savings construction activities.

PEPCO HOLDINGS

Operating Expenses

Fuel and Purchased Energy and Other Services Cost of Sales

A detail of PHI’s consolidated Fuel and Purchased Energy expense and Other Services Cost of Sales is as follows:

	2014	2013	Change
Power Delivery	$543	$578	$(35)
Pepco Energy Services	56	38	18
Corporate and Other	—	—	—

Total	$599	$616	$(17)

Power Delivery

Power Delivery’s Fuel and Purchased Energy expense consists of the cost of electricity and natural gas purchased by its utility subsidiaries to fulfill their respective Default Electricity Supply and Regulated Gas obligations and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of natural gas purchased for off-system sales. Fuel and Purchased Energy expense decreased by $35 million primarily due to:

•	A decrease of $36 million due to lower average electricity costs under Pepco and DPL Default Electricity Supply contracts and ACE BGS contracts.

•	A decrease of $7 million due to lower electricity sales primarily as a result of milder weather during the 2014 summer months, as compared to the same period in 2013.

•	A decrease of $2 million in the cost of gas purchases for off-system sales as a result of lower volumes.

The aggregate amount of these decreases was partially offset by:

•

An increase of $6 million in deferred electricity expense primarily due to lower costs associated with DPL Default Electricity Supply contracts, which resulted in a higher rate of recovery of Default Electricity Supply costs.

•	An increase of $4 million primarily due to customer migration from competitive suppliers.

Pepco Energy Services

Pepco Energy Services’ Fuel and Purchased Energy expense and Other Services Cost of Sales increased by $18 million primarily due to:

•	An increase of $13 million associated with increased underground transmission and distribution construction activities.

•	An increase of $5 million primarily associated with increased energy savings construction activity.

Other Operation and Maintenance

A detail of PHI’s Other Operation and Maintenance expense is as follows:

	2014	2013	Change
Power Delivery	$238	$213	$25
Pepco Energy Services	15	11	4
Corporate and Other	(11)	(16)	5

Total	$242	$208	$34

PEPCO HOLDINGS

Power Delivery

Other Operation and Maintenance expense for Power Delivery increased by $25 million primarily due to:

•	An increase of $5 million associated with higher tree trimming and maintenance costs.

•	An increase of $4 million in emergency restoration costs.

•	An increase of $4 million in customer service and support costs.

•	An increase of $3 million in incremental merger-related integration costs.

•	An increase of $3 million due to lower capitalized labor.

•	An increase of $2 million primarily due to an adjustment of self-insurance reserves for general liability claims.

•	An increase of $2 million in bad debt expenses.

Pepco Energy Services

Other Operation and Maintenance expense for Pepco Energy Services increased by $4 million primarily associated with its thermal business in Atlantic City attributable to a $2 million bad debt reserve for accounts receivable and $1 million in higher repair and maintenance costs.

Corporate and Other

Other Operation and Maintenance expense for Corporate and Other increased by $5 million primarily due to incremental merger-related transaction costs.

Depreciation and Amortization

Depreciation and Amortization expense increased by $21 million to $145 million in 2014 from $124 million in 2013 primarily due to:

•	An increase of $7 million due to utility plant additions.

•

An increase of $4 million in amortization of regulatory assets primarily associated with the EmPower Maryland surcharge rate increase effective February 2014 (which is offset by a corresponding increase in Regulated T&D Electric Revenue).

•	An increase of $3 million in amortization due to the expiration in August 2013 of the excess depreciation reserve regulatory liability of ACE.

•	An increase of $3 million in amortization of regulatory assets primarily related to recoverable AMI costs, major storm costs and rate case costs.

•	An increase of $3 million in amortization of MAPP abandonment costs (which is offset in Regulated T&D Electric Revenue).

PEPCO HOLDINGS

Other Taxes

Other Taxes decreased by $10 million to $109 million in 2014 from $119 million in 2013. The decrease was primarily due to:

•

A decrease of $5 million in the Montgomery County, Maryland utility taxes that are collected and passed through by Pepco (substantially offset by a corresponding decrease in Regulated T&D Electric Revenue).

•	A decrease of $3 million in TEFA tax collections due to the expiration of the assessment effective December 2013 (which is offset by a corresponding decrease in Regulated T&D Electric Revenue).

Deferred Electric Service Costs

Deferred Electric Service Costs, which relate only to ACE, represent (i) the over or under recovery of electricity costs incurred by ACE to fulfill its Default Electricity Supply obligation and (ii) the over or under recovery of New Jersey Societal Benefit Program costs incurred by ACE. The cost of electricity purchased is reported under Fuel and Purchased Energy and the corresponding revenue is reported under Default Electricity Supply Revenue. The cost of the New Jersey Societal Benefit Program, (a New Jersey statewide public interest program that is intended to benefit low income customers and address other public policy goals) is reported under Other Operation and Maintenance and the corresponding revenue is reported under Regulated T&D Electric Revenue.

Deferred Electric Service Costs decreased by $43 million to an expense reduction of $1 million in 2014 as compared to an expense of $42 million in 2013 primarily due to a decrease in deferred electricity expense as a result of lower wholesale energy and capacity resale revenues primarily due to lower market prices for the resale of electricity and capacity purchased from the NUGs.

Impairment Loss

PHI’s operating expenses for the three months ended September 30, 2014, include an impairment loss of $53 million ($32 million after-tax) at Pepco Energy Services associated with its combined heat and power thermal generating plant and operation in Atlantic City.

Other Income (Expenses)

Other Expenses (which are net of Other Income) decreased by $7 million to a net expense of $53 million in 2014 from a net expense of $60 million in 2013 primarily due to an increase in the income tax component of contributions in aid of construction resulting from a higher level of customer-requested construction activity.

Income Tax Expense

PHI’s income tax expense decreased by $31 million to $34 million in 2014 from $65 million in 2013. PHI’s consolidated effective tax rates for the three months ended September 30, 2014 and 2013 were 30.1% and 37.1%, respectively. The decrease in the effective tax rate resulted primarily from a tax benefit of $4 million recorded in the third quarter of 2014, related to certain energy efficiency tax deductions associated with Pepco Energy Services’ energy savings performance contracting services.

PEPCO HOLDINGS

Discontinued Operations

PHI’s income from discontinued operations, net of income taxes, is comprised of the following:

	2014	2013	Change
Cross-border energy lease investments	$—	$7	$(7)
Pepco Energy Services’ retail electric and natural gas supply businesses	—	1	(1)

Income from discontinued operations, net of income taxes	$—	$8	$(8)

For the three months ended September 30, 2014 and 2013, income from discontinued operations, net of income taxes, was zero and $8 million, respectively.

The decrease in income from discontinued operations, net of income taxes, for PHI’s cross-border energy lease investments of $7 million is primarily due to income of $11 million ($7 million after-tax) recorded in the three months ended September 30, 2013 for the early termination of PHI’s interest in its remaining cross-border energy lease investment, representing the excess of the net cash proceeds received over the carrying value of the terminated leases.

The decrease in income from discontinued operations, net of income taxes, at Pepco Energy Services of $1 million is due to the completion of the wind-down of the retail electric and natural gas supply businesses in 2013.

Consolidated Results of Operations

The following results of operations discussion compares the nine months ended September 30, 2014 to the nine months ended September 30, 2013. All amounts in the tables (except sales and customers) are in millions of dollars.

Continuing Operations

Operating Revenue

A detail of the components of PHI’s consolidated operating revenue is as follows:

	2014	2013	Change
Power Delivery	$3,554	$3,428	$126
Pepco Energy Services	212	154	58
Corporate and Other	(6)	(7)	1

Total Operating Revenue	$3,760	$3,575	$185

Power Delivery

The following table categorizes Power Delivery’s operating revenue by type of revenue.

	2014	2013	Change
Regulated T&D Electric Revenue	$1,736	$1,625	$111
Default Electricity Supply Revenue	1,629	1,620	9
Other Electric Revenue	44	46	(2)

Total Electric Operating Revenue	3,409	3,291	118

Regulated Gas Revenue	129	114	15
Other Gas Revenue	16	23	(7)

Total Gas Operating Revenue	145	137	8

Total Power Delivery Operating Revenue	$3,554	$3,428	$126

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

Regulated T&D Electric

	2014	2013	Change
Regulated T&D Electric Revenue
Residential	$640	$601	$39
Commercial and industrial	768	733	35
Transmission and other	328	291	37

Total Regulated T&D Electric Revenue	$1,736	$1,625	$111

	2014	2013	Change
Regulated T&D Electric Sales (GWh)
Residential	13,441	13,342	99
Commercial and industrial	22,596	22,887	(291)
Transmission and other	182	183	(1)

Total Regulated T&D Electric Sales	36,219	36,412	(193)

	2014	2013	Change

Regulated T&D Electric Customers (in thousands)
Residential	1,656	1,643	13
Commercial and industrial	199	199	—
Transmission and other	2	2	—

Total Regulated T&D Electric Customers	1,857	1,844	13

PEPCO HOLDINGS

Regulated T&D Electric Revenue increased by $111 million primarily due to:

•

An increase of $65 million due to electric distribution base rate increases (Pepco in the District of Columbia effective March 2014, and in Maryland effective July 2013; DPL in Maryland effective September 2013, and in Delaware effective October 2013; ACE effective July 2013).

•

An increase of $15 million in transmission revenue resulting from higher rates effective June 1, 2014 and June 1, 2013 related to increases in transmission plant investment and operating expenses, partially offset by the establishment of a reserve related to the FERC ROE complaint.

•	An increase of $15 million due to an EmPower Maryland rate increase effective February 2014 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $13 million due to Pepco and DPL customer growth in 2014 primarily in the residential classes.

•	An increase of $10 million in transmission revenue related to the recovery of MAPP abandonment costs, as approved by FERC (which is substantially offset in Depreciation and Amortization).

•

An increase of $6 million primarily due to a rate increase in the New Jersey Societal Benefit Charge effective January 2014 (which is offset in Depreciation and Amortization and Deferred Electric Service Costs).

•	An increase of $5 million in transmission revenue related to the resale by DPL of renewable energy in Delaware (which is substantially offset in Purchased Energy and Depreciation and Amortization).

•	An increase of $3 million in capacity revenue as a result of expanding Maryland demand side management programs (which is partially offset in Depreciation and Amortization).

The aggregate amount of these increases was partially offset by:

•	A decrease of $8 million in TEFA rate revenue in New Jersey due to the expiration of the assessment effective December 2013 (which is offset in Other Taxes).

•

A decrease of $7 million in distribution revenue due to lower pass-through revenue (which is substantially offset by a corresponding decrease in Other Taxes) primarily the result of a decrease in utility taxes collected by Pepco on behalf of Montgomery County, Maryland.

•	A decrease of $4 million due to lower ACE non-weather related average commercial and residential customer usage.

•	A decrease of $2 million due to lower sales primarily as a result of milder weather during the 2014 spring and summer months.

Default Electricity Supply

	2014	2013	Change
Default Electricity Supply Revenue
Residential	$1,025	$1,087	$(62)
Commercial and industrial	429	418	11
Other	175	115	60

Total Default Electricity Supply Revenue	$1,629	$1,620	$9

PEPCO HOLDINGS

	2014	2013	Change
Default Electricity Supply Sales (GWh)
Residential	10,835	10,696	139
Commercial and industrial	4,175	3,909	266
Other	33	42	(9)

Total Default Electricity Supply Sales	15,043	14,647	396

	2014	2013	Change
Default Electricity Supply Customers (in thousands)
Residential	1,373	1,342	31
Commercial and industrial	128	125	3
Other	—	—	—

Total Default Electricity Supply Customers	1,501	1,467	34

Default Electricity Supply Revenue increased by $9 million primarily due to:

•	An increase of $57 million in wholesale energy and capacity resale revenues primarily due to higher market prices for the resale of electricity and capacity purchased from NUGs.

•	An increase of $44 million due to higher sales primarily as a result of customer migration from competitive suppliers.

•	An increase of $11 million due to higher sales primarily as a result of colder weather during the 2014 winter months, as compared to 2013.

The aggregate amount of these increases was partially offset by:

•	A net decrease of $85 million as a result of lower ACE and DPL Default Electricity Supply rates, partially offset by higher Pepco rates.

•	A net decrease of $20 million due to lower Pepco and ACE non-weather related average customer usage, partially offset by higher usage at DPL.

The variances described above with respect to Default Electricity Supply Revenue include the effects of a reduction of $3 million in ACE’s BGS unbilled revenue resulting primarily from lower rates in the unbilled revenue period for September 30, 2014 as compared to the corresponding period for September 30, 2013. Such a decrease in ACE’s BGS unbilled revenue has the effect of directly decreasing the profitability of ACE’s Default Electricity Supply business ($2 million decrease in net income) as these unbilled revenues are not included in the deferral calculation until they are billed to customers under the BGS terms approved by the NJBPU.

Regulated Gas

	2014	2013	Change
Regulated Gas Revenue
Residential	$77	$71	$6
Commercial and industrial	44	35	9
Transportation and other	8	8	—

Total Regulated Gas Revenue	$129	$114	$15

PEPCO HOLDINGS

	2014	2013	Change
Regulated Gas Sales (million cubic feet)
Residential	6,114	5,365	749
Commercial and industrial	4,285	3,232	1,053
Transportation and other	4,737	5,141	(404)

Total Regulated Gas Sales	15,136	13,738	1,398

	2014	2013	Change
Regulated Gas Customers (in thousands)
Residential	117	116	1
Commercial and industrial	9	9	—
Transportation and other	—	—	—

Total Regulated Gas Customers	126	125	1

Regulated Gas Revenue increased by $15 million primarily due to:

•	An increase of $8 million due to higher sales primarily as a result of colder weather during the winter months of 2014, as compared to 2013.

•	An increase of $6 million due to a distribution rate increase effective July 2013.

•	An increase of $6 million due to a higher non-weather related average customer usage.

•	An increase of $2 million due to customer growth primarily in the residential customer class.

The aggregate amount of these increases was partially offset by a decrease of $7 million due to a GCR decrease effective November 2013.

Other Gas Revenue

Other Gas Revenue decreased by $7 million primarily due to lower average prices and lower volumes for off-system sales to electric generators and gas marketers.

Pepco Energy Services

Pepco Energy Services’ operating revenue increased by $58 million primarily due to:

•	An increase of $39 million primarily in energy savings construction activities.

•	An increase of $15 million in underground transmission and distribution construction activities.

•	An increase of $4 million associated with the thermal business in Atlantic City due to colder temperatures in the first half of 2014.

Operating Expenses

Fuel and Purchased Energy and Other Services Cost of Sales

A detail of PHI’s consolidated Fuel and Purchased Energy expense and Other Services Cost of Sales is as follows:

	2014	2013	Change
Power Delivery	$1,618	$1,587	$31
Pepco Energy Services	165	113	52
Corporate and Other	—	(1)	1

Total	$1,783	$1,699	$84

PEPCO HOLDINGS

Power Delivery

Power Delivery’s Fuel and Purchased Energy expense consists of the cost of electricity and natural gas purchased by its utility subsidiaries to fulfill their respective Default Electricity Supply and Regulated Gas obligations and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of natural gas purchased for off-system sales. Fuel and Purchased Energy expense increased by $31 million primarily due to:

•

An increase of $25 million in deferred electricity expense primarily due to higher revenue associated with Pepco and DPL Default Electricity Supply sales, which resulted in a higher rate of recovery of Default Electricity Supply costs.

•	An increase of $19 million primarily due to customer migration from competitive suppliers.

•	An increase of $18 million in the cost of gas purchases for on-system sales as a result of higher average gas prices.

•	An increase of $13 million due to higher electricity sales primarily as a result of colder weather during the 2014 winter months, as compared to 2013.

•	An increase of $4 million in the costs associated with purchasing Renewable Energy Credits in Delaware (which is offset by a corresponding increase in Regulated T&D Revenue).

The aggregate amount of these increases was partially offset by:

•	A net decrease of $30 million due to lower average electricity costs under Pepco and DPL Default Electricity Supply contracts, and due to lower ACE costs under BGS contracts.

•	A decrease of $8 million in the cost of gas purchases for off-system sales as a result of lower volumes.

•	A decrease of $6 million from the settlement of financial hedges entered into as part of DPL’s hedge program for the purchase of regulated natural gas.

•	A decrease of $4 million in deferred gas expense as a result of a lower rate of recovery of natural gas supply costs.

Pepco Energy Services

Pepco Energy Services’ Fuel and Purchased Energy expense and Other Services Cost of Sales increased by $52 million primarily due to:

•	An increase of $33 million primarily associated with increased energy savings construction activity.

•	An increase of $17 million associated with increased underground transmission and distribution construction activities.

•	An increase of $1 million associated with the thermal business in Atlantic City.

PEPCO HOLDINGS

Other Operation and Maintenance

A detail of PHI’s Other Operation and Maintenance expense is as follows:

	2014	2013	Change
Power Delivery	$667	$661	$6
Pepco Energy Services	38	33	5
Corporate and Other	(26)	(47)	21

Total	$679	$647	$32

Power Delivery

Other Operation and Maintenance expense for Power Delivery increased by $6 million primarily due to:

•	An increase of $8 million in incremental merger-related integration costs.

•	An increase of $5 million in bad debt expense.

•	An increase of $4 million in emergency restoration costs.

•	An increase of $2 million primarily due to an adjustment of self-insurance reserves for general liability claims.

The aggregate amount of these increases was partially offset by:

•	A decrease of $5 million in regulatory expenses.

•	A decrease of $5 million in employee-related costs primarily related to pension and other employee benefits.

•	A decrease of $3 million resulting from the 2013 write-off of disallowed MAPP and associated transmission project costs.

Pepco Energy Services

Other Operation and Maintenance expense for Pepco Energy Services increased by $5 million primarily associated with its thermal business in Atlantic City attributable to a $2 million bad debt reserve for accounts receivable, a $2 million increase in repairs and maintenance, and a $1 million increase associated with the demolition of the Benning Road generation facility.

Corporate and Other

Other Operation and Maintenance expense for Corporate and Other increased by $21 million primarily due to incremental merger-related transaction costs.

Depreciation and Amortization

Depreciation and Amortization expense increased by $58 million to $410 million in 2014 from $352 million in 2013 primarily due to:

•	An increase of $14 million due to utility plant additions.

•	An increase of $12 million in amortization due to the expiration in August 2013 of the excess depreciation reserve regulatory liability of ACE.

•	An increase of $10 million in amortization of regulatory assets primarily related to recoverable AMI costs, major storm costs and rate case costs.

PEPCO HOLDINGS

•	An increase of $10 million in amortization of MAPP abandonment costs (which is offset in Regulated T&D Electric Revenue).

•

An increase of $9 million in amortization of regulatory assets primarily associated with the EmPower Maryland surcharge rate increase effective February 2014 (which is offset by an increase in Regulated T&D Electric Revenue).

Other Taxes

Other Taxes decreased by $10 million to $315 million in 2014 from $325 million in 2013. The decrease was primarily due to:

•	A decrease of $8 million in TEFA tax collections due to the expiration of the assessment effective December 2013 (which is offset by a corresponding decrease in Regulated T&D Electric Revenue).

•

A decrease of $7 million in the Montgomery County, Maryland utility taxes that are collected and passed through by Pepco (substantially offset by a corresponding decrease in Regulated T&D Electric Revenue).

The aggregate amount of these decreases was partially offset by an increase of $5 million in property taxes in Maryland.

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

Deferred Electric Service Costs decreased by $9 million to an expense of $30 million in 2014 as compared to an expense of $39 million in 2013 primarily due to a decrease in deferred electricity expense as a result of lower Default Electricity Supply revenue rates.

Impairment Loss

PHI’s operating expenses for the nine months ended September 30, 2014, include an impairment loss of $53 million ($32 million after-tax) at Pepco Energy Services associated with its combined heat and power thermal generating plant and operation in Atlantic City.

Other Income (Expenses)

Other Expenses (which are net of Other Income) decreased by $23 million to a net expense of $158 million in 2014 from a net expense of $181 million in 2013 primarily due to:

•	An increase of $9 million in Other Income associated with gains recorded in 2014 associated with the condemnation of certain Pepco transmission property.

•	An increase of $7 million in Other Income related to a higher income tax component of contributions in aid of construction resulting from a higher level of customer-requested construction activity.

•	A decrease of $4 million in interest expense primarily associated with lower short-term debt and lower long-term debt interest expense.

•	An increase of $2 million in Other Income related to allowance for funds used during construction (AFUDC) that is applied to capital projects.

PEPCO HOLDINGS

Income Tax Expense

PHI’s income tax expense decreased by $155 million to $125 million in 2014 from $280 million in 2013. PHI’s consolidated effective tax rates for the nine months ended September 30, 2014 and 2013 were 37.6% and 84.3%, respectively. The decrease in the effective tax rate resulted from certain tax benefits associated with Pepco Energy Services recorded in the third quarter of 2014, changes in estimates and interest related to uncertain and effectively settled tax positions and deferred tax valuation allowances established in the first quarter of 2013, partially offset by the effect of certain incremental merger-related costs incurred in 2014 that are not tax deductible.

In the third quarter of 2014, PHI recorded a tax benefit of $4 million related to certain energy efficiency tax deductions related to Pepco Energy Services’ energy savings performance contracting services.

In connection with entering into the Merger Agreement (as further described in Note (1), “Organization”), PHI incurred certain incremental merger-related costs in the second and third quarters of 2014 which are not tax deductible.

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

PEPCO HOLDINGS

Discontinued Operations

PHI’s loss from discontinued operations, net of income taxes, is comprised of the following:

	2014	2013	Change

Cross-border energy lease investments	$—	$(327)	$327
Pepco Energy Services’ retail electric and natural gas supply businesses	—	5	(5)

Loss from discontinued operations, net of income taxes	$—	$(322)	$322

For the nine months ended September 30, 2014 and 2013, loss from discontinued operations, net of income taxes, was zero and $322 million, respectively.

The decrease in loss from discontinued operations, net of income taxes, for PHI’s cross-border energy lease investments of $327 million is primarily related to a change in assessment regarding the tax benefits related to the cross-border energy lease investments consisting of a $373 million non-cash pre-tax charge ($313 million after-tax) to reduce the carrying value of the investments and a $16 million non-cash after-tax charge to reflect the anticipated additional interest expense related to the change in PCI’s estimated federal and state income tax obligations as if it were a separate taxpayer. In addition, PHI recorded a loss of $3 million ($2 million after-tax) in the nine months ended September 30, 2013 for the early termination of PHI’s interests in its six remaining cross-border energy lease investments, representing the excess of the carrying value of the terminated leases over the net cash proceeds received.

The decrease in income from discontinued operations, net of income taxes, at Pepco Energy Services of $5 million is due to the completion of the wind-down of the retail electric and natural gas supply businesses in 2013.

Capital Resources and Liquidity

This section discusses PHI’s working capital, cash flow activity, capital requirements and other uses and sources of capital.

Working Capital

At September 30, 2014, PHI’s current assets on a consolidated basis totaled $1.4 billion and its consolidated current liabilities totaled $1.8 billion, resulting in a working capital deficit of $440 million. PHI expects the working capital deficit at September 30, 2014 to be funded in part through cash flows from operations and from the issuance of long-term debt. At December 31, 2013, PHI’s current assets on a consolidated basis totaled $1.4 billion and its consolidated current liabilities totaled $2.3 billion, for a working capital deficit of $915 million. The decrease of $475 million in the working capital deficit from December 31, 2013 to September 30, 2014 was primarily due to an increase in cash, lower short-term debt and lower net current income tax liabilities associated with the implementation of a new accounting standard, which required certain non-current deferred income tax assets to be netted against current income tax liabilities.

At September 30, 2014, PHI’s consolidated Cash and cash equivalents totaled $257 million, which consisted of cash and uncollected funds but excluded current Restricted cash equivalents (cash that is available to be used only for designated purposes) that totaled $21 million. At December 31, 2013, PHI’s consolidated Cash and cash equivalents totaled $23 million, which consisted of cash and uncollected funds but excluded current Restricted cash equivalents that totaled $13 million.

PEPCO HOLDINGS

Detail of PHI’s short-term debt balance and current maturities of long-term debt and project funding balance is as follows:

	As of September 30, 2014
	(millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Pepco Energy Services	PCI	PHI Consolidated
Variable Rate Demand Bonds	$—	$—	$105	$—	$—	$—	$—	$105
Commercial Paper	329	—	—	99	—	—	—	428

Total Short-Term Debt	$329	$—	$105	$99	$—	$—	$—	$533

Current Portion of Long-Term Debt and Project Funding	$—	$10	$200	$15	$43	$11	$—	$279

	As of December 31, 2013
	(millions of dollars)
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Pepco Energy Services	PCI	PHI Consolidated
Variable Rate Demand Bonds	$—	$—	$105	$18	$—	$—	$—	$123
Commercial Paper	24	151	147	120	—	—	—	442

Total Short-Term Debt	$24	$151	$252	$138	$—	$—	$—	$565

Current Portion of Long-Term Debt and Project Funding	$—	$175	$100	$107	$41	$12	$11	$446

Commercial Paper

PHI, Pepco, DPL and ACE maintain commercial paper programs to address short-term liquidity needs. As of September 30, 2014, the maximum capacity available under these programs was $875 million, $500 million, $500 million and $350 million, respectively, subject to available borrowing capacity under the credit facility.

PHI, Pepco, DPL and ACE had $329 million, zero, zero and $99 million, respectively, of commercial paper outstanding at September 30, 2014. The weighted average interest rate for commercial paper issued by PHI, Pepco, DPL and ACE during the nine months ended September 30, 2014 was 0.51%, 0.27%, 0.26% and 0.25%, respectively. The weighted average maturity of all commercial paper issued by PHI, Pepco, DPL and ACE during the nine months ended September 30, 2014 was five, six, five and four days, respectively.

Financing Activity During the Three Months Ended September 30, 2014

Bond Issuance

In August 2014, ACE issued $150 million of its 3.375% first mortgage bonds due September 1, 2024. ACE used $7.2 million of the net proceeds from the issuance of the bonds to repay in full at maturity $7.0 million in aggregate principal amount of ACE’s 7.63% secured medium term notes due August 29, 2014, plus accrued and unpaid interest thereon. ACE used the remainder of the net proceeds to repay its outstanding commercial paper, including commercial paper that ACE issued to prepay in full its $100 million term loan, and for general corporate purposes.

Bond Payments

In July 2014, ACE Funding made principal payments of $7 million on its Series 2002-1 Bonds, Class A-3, and $3 million on its Series 2003-1 Bonds, Class A-2.

PEPCO HOLDINGS

Bond Retirement

In August 2014, ACE retired, at maturity, $7 million of its 7.63% medium term notes due August 29, 2014. The notes were secured by a like principal amount of first mortgage bonds due August 29, 2014, which under ACE’s mortgage and deed of trust were deemed to be satisfied when the notes were repaid.

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

ACE Term Loan Agreement

On May 10, 2013, ACE entered into a $100 million term loan agreement, pursuant to which ACE borrowed $100 million at a rate of interest equal to the prevailing Eurodollar rate, which was determined by reference to the London Interbank Offered Rate with respect to the relevant interest period, all as defined in the loan agreement, plus a margin of 0.75%. On August 21, 2014, ACE repaid the term loan in full.

PEPCO HOLDINGS

Cash and Credit Facility Available as of September 30, 2014

	Consolidated PHI	PHI Parent	Utility Subsidiaries
	(millions of dollars)
Credit Facility (Total Capacity)	$1,500	$750	$750
Less: Letters of Credit issued	1	1	—
Commercial Paper outstanding	428	329	99

Remaining Credit Facility Available	1,071	420	651
Cash Invested in Money Market Funds and on hand (a)	234	—	234

Total Cash and Credit Facility Available	$1,305	$420	$885

(a)	Cash and Cash Equivalents reported on the PHI consolidated balance sheet totaled $257 million, of which $234 million was invested in money market funds, and the balance was held in cash and uncollected funds.

Financing Activities Subsequent to September 30, 2014

Bond Payments

In October 2014, ACE Funding made principal payments of $9 million on its Series 2002-1 Bonds, Class A-3, and $3 million on its Series 2003-1 Bonds, Class A-3.

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

Based on the results of the 2013 actuarial valuation, PHI’s net periodic pension and OPEB costs were approximately $94 million in 2013. The current estimate of net periodic pension and other postretirement benefit cost for 2014 is $58 million. The utility subsidiaries are responsible for substantially all of the total PHI net periodic pension and OPEB costs. Approximately 37% of net periodic pension and OPEB costs were capitalized in 2013. PHI anticipates approximately 37% of its annual net periodic pension and OPEB costs will be capitalized in 2014.

Other Postretirement Benefit Plan Amendments

During 2013, PHI approved two amendments to its other postretirement benefits plan. These amendments impacted the retiree health care and retiree life insurance benefits, and became effective on January 1, 2014. As a result of the amendments, which were cumulatively significant, PHI remeasured its accumulated postretirement benefit obligation as of July 1, 2013. The remeasurement resulted in a $17 million reduction in net periodic benefit cost for other postretirement benefits during the nine months ended September 30, 2014, when compared to the nine months ended September 30, 2013.

Cash Flow Activity

PHI’s cash flows for the nine months ended September 30, 2014 and 2013 are summarized below:

	Cash Source (Use)
	2014	2013	Change
	(millions of dollars)
Operating activities	$749	$258	$491
Investing activities	(844)	(55)	(789)
Financing activities	329	(170)	499

Net Increase in Cash and Cash Equivalents	$234	$33	$201

PEPCO HOLDINGS

Operating Activities

Cash flows from operating activities during the nine months ended September 30, 2014 and 2013 are summarized below:

	Cash Source (Use)
	2014	2013	Change
	(millions of dollars)
Net income from continuing operations	$207	$52	$155
Non-cash adjustments to net income	458	343	115
Pension contributions	—	(120)	120
Advanced payment made to taxing authority	—	(242)	242
Changes in cash collateral related to derivative activities	(6)	28	(34)
Changes in other assets and liabilities	90	157	(67)
Changes in net current assets held for disposition or sale	—	40	(40)

Net Cash From Operating Activities	$749	$258	$491

Net cash from operating activities increased $491 million for the nine months ended September 30, 2014, compared to the same period in 2013. The increase was primarily due to an increase in net income of $155 million, a decrease in pension contributions of $120 million and a $242 million advanced payment to the IRS for estimated additional taxes and related interest made in 2013, partially offset by a $40 million reduction in net current assets held for disposition or sale associated with the early termination of all cross-border energy lease investments and the wind-down of Pepco Energy Services’ retail electric and natural gas supply businesses.

Investing Activities

Cash flows used by investing activities during the nine months ended September 30, 2014 and 2013 are summarized below:

	Cash (Use) Source
	2014	2013	Change
	(millions of dollars)
Investment in property, plant and equipment	$(846)	$(943)	$97
Department of Energy (DOE) capital reimbursement awards received	4	17	(13)
Proceeds from sales of land	9	—	9
Changes in restricted cash equivalents	(7)	(2)	(5)
Net other investing activities	(4)	—	(4)
Proceeds from discontinued operations, early termination of finance leases held in trust	—	873	(873)

Net Cash Used By Investing Activities	$(844)	$(55)	$(789)

Net cash used by investing activities increased $789 million for the nine months ended September 30, 2014, compared to the same period in 2013. The increase was primarily due to $873 million of proceeds from discontinued operations related to the early termination of all cross-border energy lease investments received in 2013, partially offset by a $97 million decrease in investments in property, plant and equipment, primarily from lower capital expenditures at the utility subsidiaries.

PEPCO HOLDINGS

Financing Activities

Cash flows from financing activities during the nine months ended September 30, 2014 and 2013 are summarized below:

	Cash (Use) Source
	2014	2013	Change
	(millions of dollars)
Dividends paid on common stock	$(204)	$(201)	$(3)
Common stock issued for the Direct Stock Purchase and Dividend Reinvestment Plan (DRP) and employee-related compensation (a)	29	38	(9)
Issuances of common stock	—	324	(324)
Issuances of Series A preferred stock	108	—	108
Issuances of long-term debt	771	350	421
Reacquisitions of long-term debt	(232)	(96)	(136)
Repayments of short-term debt, net	(32)	(361)	329
Issuance of term loan	—	250	(250)
Repayment of term loans	(100)	(450)	350
Cost of issuances	(10)	(17)	7
Net other financing activities	(1)	(7)	6

Net Cash From (Used By) Financing Activities	$329	$(170)	$499

(a)	Prior to October 1, 2013, the DRP was named the Shareholder Dividend Reinvestment Plan.

Net cash from financing activities increased $499 million for the nine months ended September 30, 2014, compared to the same period in 2013. The increase was primarily due to a net increase of $285 million in issuances of long-term debt, a decrease of $100 million in net repayments of term loans, a decrease of $329 million of short-term debt repayments, and an issuance of preferred stock of $108 million, partially offset by issuances of common stock of $324 million in 2013 primarily due to the settlement of the equity forward transaction.

PEPCO HOLDINGS

Changes in Outstanding Long-Term Debt

Cash flows from the issuances and reacquisitions of long-term debt for the nine months ended September 30, 2014 and 2013 are summarized below:

	Issuances
	2014	2013
	(millions of dollars)

Pepco
3.60% First mortgage bonds due 2024	$400	$—
4.15% First mortgage bonds due 2043	—	250
Project Funding Debt	10	—

	410	250

DPL
3.50% First mortgage bonds due 2023	204	—

	204	—

ACE
3.375% First mortgage bonds due 2024	150	—
Term loan due 2014	—	100

	150	100

PES
Project Funding Debt	7	—

	7	—

	$771	$350

	Reacquisitions
	2014	2013
	(millions of dollars)
Pepco
4.65% First mortgage bonds due 2014	$175	$—

	175	—

ACE
Securitization bonds due 2013-2014	29	28
7.63% Medium-term notes due 2014	7	—
6.625% Tax-exempt bonds due 2013	—	68

	36	96

PCI
6.59% - 6.69% Recourse Debt	11	—

	11	—

PES
Project Funding Debt	10	—

	10	—

	$232	$96

PEPCO HOLDINGS

Changes in Short-Term Debt

As of September 30, 2014, PHI had a total of $428 million of commercial paper outstanding as compared to $442 million of commercial paper outstanding as of December 31, 2013.

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

Capital Requirements

Capital Expenditures

Pepco Holdings’ capital expenditures for the nine months ended September 30, 2014 were $846 million, of which $380 million was incurred by Pepco, $251 million was incurred by DPL, $158 million was incurred by ACE, $2 million was incurred by Pepco Energy Services and $55 million was incurred by Corporate and Other. The Power Delivery expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. Corporate and Other capital expenditures primarily consisted of hardware and software expenditures that will be allocated to Power Delivery when the assets are placed in service.

PHI’s projected capital expenditures for the Power Delivery business for the five-year period from 2015 through 2019 are summarized below. PHI expects to fund these expenditures through internally generated cash and external financing.

	For the Year Ended December 31,
	2015	2016	2017	2018	2019	Total
	(millions of dollars)
Power Delivery

Distribution	$674	$765	$791	$757	$716	$3,703
Distribution – DC Undergrounding	65	93	62	75	55	350
Transmission	423	390	417	405	323	1,958
Gas Delivery	32	32	35	36	38	173
Other	97	102	91	73	60	423

Total for Power Delivery Business	$1,291	$1,382	$1,396	$1,346	$1,192	$6,607

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

During 2010, Pepco, ACE and the DOE signed agreements formalizing the $168 million in awards. Of the $168 million, $130 million is being used for the smart grid and other capital expenditures of Pepco and ACE. The remaining $38 million is being used to offset incremental expenditures associated with direct load control and other Pepco and ACE programs. For the nine months ended September 30, 2014, Pepco and ACE received award payments of $3 million and $1 million, respectively. Cumulative award payments received by Pepco and ACE as of September 30, 2014, were $148 million and $19 million, respectively.

PEPCO HOLDINGS

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

PHI guarantees the obligations of Pepco Energy Services under certain contracts in its energy savings performance contracting business and underground transmission and distribution construction business. At September 30, 2014, PHI’s guarantees of Pepco Energy Services’ obligations under these contracts totaled $336 million. PHI also guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for construction projects. These guarantees totaled $178 million at September 30, 2014.

In addition, PHI guarantees certain obligations of Pepco, DPL and ACE under surety bonds obtained by these subsidiaries, for construction projects and self-insured workers compensation matters. These guarantees totaled $53 million at September 30, 2014.

For additional discussion of PHI’s third party guarantees, indemnifications, obligations and off-balance sheet arrangements, see Note (15), “Commitments and Contingencies – Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements,” to the consolidated financial statements of PHI.

Dividends

On October 23, 2014, Pepco Holdings’ Board of Directors declared a dividend on common stock of 27 cents per share payable December 31, 2014 to stockholders of record on December 10, 2014. PHI had $598 million and $595 million of retained earnings free of restrictions at September 30, 2014 and December 31, 2013, respectively.

Contractual Arrangements with Credit Rating Triggers or Margining Rights

Under certain contractual arrangements entered into by PHI’s subsidiaries, the subsidiary may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit ratings of PHI or the subsidiary are downgraded. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. Based on contractual provisions in effect at September 30, 2014, a downgrade in the unsecured debt credit ratings of PHI and each of its rated subsidiaries to below “investment grade” would increase the collateral obligation of PHI and its subsidiaries by up to $43 million. This amount is attributable primarily to energy services contracts and accounts payable to independent system operators and distribution companies. PHI believes that it and its subsidiaries currently have sufficient liquidity to fund their operations and meet their financial obligations.

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

As further described in the “Management’s Discussion and Analysis of Financial Conditional Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation,” PHI has entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings. In addition, the regulatory commissions may seek to suspend or delay one or more of the ongoing proceedings as a result of the Merger Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Power Delivery Initiatives and Activities – Mitigation of Regulatory Lag.”

PEPCO HOLDINGS

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

The following table shows, for each of the PHI utility subsidiaries, the authorized return on equity as determined in the most recently concluded base rate proceeding and the effective date of the authorized return:

	Authorized Return on Equity	Rate Effective Date
Pepco:
District of Columbia (electricity)	9.40%	April 2014
Maryland (electricity)	9.62%	July 2014
DPL:
Delaware (electricity)	9.70%	May 2014 (a)
Maryland (electricity)	9.81% (b)	September 2013
Delaware (natural gas)	9.75% (c)	November 2013
ACE:
New Jersey (electricity)	9.75%	September 2014

(a)	Beginning in September 2014, DPL provided credits or refunds to any customer whose rates were increased in October 2013, in an amount that exceeded the increase approved by the DPSC in April 2014.
(b)	ROE has not been determined by any proceeding and is specified only for the purposes of calculating the AFUDC and regulatory asset carrying costs.
(c)	ROE has not been determined by any proceeding and is specified only for reporting purposes and for calculating the AFUDC, construction work in progress, regulatory asset carrying costs and other accounting metrics.

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

PEPCO HOLDINGS

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

General Overview

Pepco is engaged in the transmission and distribution of electricity in the District of Columbia and major portions of Prince George’s County and Montgomery County in suburban Maryland. Pepco also provides Default Electricity Supply. Pepco’s service territory covers approximately 640 square miles and, as of September 30, 2014, had a population of approximately 2.2 million. As of September 30, 2014, approximately 57% of delivered electricity sales were to Maryland customers and approximately 43% were to District of Columbia customers.

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

Agreement and Plan of Merger with Exelon Corporation

PHI has entered into the Merger Agreement with Exelon and Merger Sub. For additional information regarding the Merger, see PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation.”

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

MAPP Settlement Agreement

In February 2014, FERC issued an order approving the settlement agreement submitted by Pepco in connection with its proceeding seeking recovery of approximately $50 million in abandonment costs related to the MAPP project. Pepco had been directed by PJM to construct the MAPP project, a 152-mile high-voltage interstate transmission line, and in August 2012 was directed by PJM to cancel it. The abandonment costs sought for recovery were subsequently reduced to $45 million as a result of write-offs of certain disallowed costs in 2013 and transfers of materials to inventories for use on other projects. Under the terms of the FERC-approved settlement agreement, Pepco will receive approximately $43.9 million of transmission revenues over a three-year period, which began on June 1, 2013, and will retain title to all real property and property rights acquired in connection with the MAPP project, which had an estimated fair value of $2 million. The FERC-approved settlement agreement resolves all issues concerning the recovery of abandonment costs associated with the cancellation of the MAPP project, and the terms of the settlement agreement are not subject to modification through any other FERC proceeding. As of September 30, 2014, Pepco had a regulatory asset related to the MAPP abandonment costs of approximately $23 million, net of amortization, and land of $2 million. Pepco does not expect to recognize any further pre-tax income related to the MAPP abandonment costs.

PEPCO

Transmission ROE Challenge

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Electric Municipal Corporation, Inc., filed a joint complaint with FERC against Pepco, among others. The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that Pepco provides. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for Pepco is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 is eligible for a 50-basis-point incentive adder for being a member of a regional transmission organization. Pepco believes the allegations in this complaint are without merit and is vigorously contesting it. In April 2013, Pepco filed its answer to this complaint, requesting that FERC dismiss the complaint against it on the grounds that it failed to meet the required burden to demonstrate that the existing rates and protocols are unjust and unreasonable. On August 21, 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directs that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) sets February 27, 2013 as the refund effective date, should a refund result from this proceeding. Settlement discussions are continuing in this matter. Pepco cannot predict when a final FERC decision in this proceeding will be issued.

On June 19, 2014, FERC issued an order in a proceeding in which Pepco was not involved, in which it adopted a new ROE methodology for electric utilities. This new methodology replaces the existing one-step discounted cash flow analysis (which incorporates only short-term growth rates) traditionally used to derive ROE for electric utilities with the two-step discounted cash flow analysis (which incorporates both short-term and long-term measures of growth) used for natural gas and oil pipelines. As a result of the August 21, 2014 FERC order discussed in the preceding paragraph, Pepco applied an estimated ROE based on the two-step methodology announced by FERC for the period over its transmission revenues would be subject to refund as a result of the challenge, and recorded estimated reserves in the second quarter of 2014 related to this matter.

Under the Merger Agreement, Pepco is permitted to pursue the conclusion of this FERC matter and intends to continue to do so.

Earnings Overview

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Pepco’s net income for the nine months ended September 30, 2014 was $145 million compared to $126 million for the nine months ended September 30, 2013. The $19 million increase in earnings was primarily due to the following:

•	An increase of $11 million from electric distribution base rate increases in the District of Columbia and in Maryland.

•	An increase of $6 million due to customer growth.

•	An increase of $5 million in other income related to gains recorded in 2014 associated with the condemnation of certain transmission property.

•	An increase of $3 million due to lower operation and maintenance expense primarily associated with higher tree trimming costs in 2013 and lower regulatory expenses in 2014.

•	An increase of $1 million due to higher transmission revenue attributable to a change in FERC formula rates.

PEPCO

•	A decrease of $5 million due to higher depreciation and amortization expense associated with regulatory assets and increases in plant investment.

•	A decrease of $4 million due to lower tax benefits related to uncertain and effectively settled tax positions.

Results of Operations

The following results of operations discussion compares the nine months ended September 30, 2014 to the nine months ended September 30, 2013. All amounts in the tables (except sales and customers) are in millions of dollars.

A condensed summary of Pepco’s statement of income for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, is set forth in the table below:

	2014	2013	Change
Operating revenue	$1,630	$1,551	$79

Operating expenses:
Purchased energy	612	576	36
Other operation and maintenance	287	292	(5)
Depreciation and amortization	171	147	24
Other taxes	275	280	(5)

Total operating expenses	1,345	1,295	50

Operating income	285	256	29
Other income (expenses)	(58)	(68)	10

Income before income tax expense	227	188	39
Income tax expense	82	62	20

Net income	$145	$126	$19

Operating Revenue

	2014	2013	Change
Regulated T&D Electric Revenue	$972	$929	$43
Default Electricity Supply Revenue	634	598	36
Other Electric Revenue	24	24	—

Total Operating Revenue	$1,630	$1,551	$79

The table above shows the amount of Operating Revenue earned that is subject to price regulation (Regulated T&D Electric Revenue and Default Electricity Supply Revenue) and that which is not subject to price regulation (Other Electric Revenue).

Regulated T&D Electric Revenue includes revenue from the distribution of electricity, including the distribution of Default Electricity Supply, to Pepco’s customers within its service territory at regulated rates. Regulated T&D Electric Revenue also includes transmission service revenue that Pepco receives as a transmission owner from PJM at rates regulated by FERC. Transmission rates are updated annually based on a FERC-approved formula rate methodology.

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

Regulated T&D Electric

	2014	2013	Change
Regulated T&D Electric Revenue
Residential	$293	$280	$13
Commercial and industrial	536	518	18
Transmission and other	143	131	12

Total Regulated T&D Electric Revenue	$972	$929	$43

	2014	2013	Change
Regulated T&D Electric Sales (GWh)
Residential	6,158	6,090	68
Commercial and industrial	13,457	13,576	(119)
Transmission and other	113	115	(2)

Total Regulated T&D Electric Sales	19,728	19,781	(53)

	2014	2013	Change
Regulated T&D Electric Customers (in thousands)
Residential	729	721	8
Commercial and industrial	74	74	—
Transmission and other	—	—	—

Total Regulated T&D Electric Customers	803	795	8

Regulated T&D Electric Revenue increased by $43 million primarily due to:

•	An increase of $18 million due to electric distribution base rate increases in the District of Columbia effective March 2014 and in Maryland effective July 2013.

•	An increase of $12 million due to an EmPower Maryland rate increase effective February 2014 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $10 million due to customer growth in 2014 primarily in the residential class.

•	An increase of $5 million in transmission revenue related to the recovery of MAPP abandonment costs, as approved by FERC (which is offset in Depreciation and Amortization).

•	An increase of $3 million in capacity revenue as a result of expanding Maryland demand side management programs (which is partially offset in Depreciation and Amortization).

•

An increase of $2 million in transmission revenue rates effective June 1, 2014 and June 1, 2013 related to increases in transmission plant investment and operating expenses, partially offset by the establishment of a reserve related to the FERC ROE complaint.

The aggregate amount of these increases was partially offset by a decrease of $7 million in distribution revenue due to lower pass-through revenue (which is substantially offset by a corresponding decrease in Other Taxes), primarily the result of a decrease in utility taxes collected by Pepco on behalf of Montgomery County, Maryland.

PEPCO

Default Electricity Supply

	2014	2013	Change
Default Electricity Supply Revenue
Residential	$420	$417	$3
Commercial and industrial	200	169	31
Other	14	12	2

Total Default Electricity Supply Revenue	$634	$598	$36

	2014	2013	Change
Default Electricity Supply Sales (GWh)
Residential	4,705	4,621	84
Commercial and industrial	2,336	2,067	269
Other	5	12	(7)

Total Default Electricity Supply Sales	7,046	6,700	346

	2014	2013	Change
Default Electricity Supply Customers (in thousands)
Residential	576	561	15
Commercial and industrial	45	44	1
Other	—	—	—

Total Default Electricity Supply Customers	621	605	16

Default Electricity Supply Revenue increased by $36 million primarily due to:

•	An increase of $33 million due to higher sales primarily as a result of customer migration from competitive suppliers.

•	An increase of $14 million due to higher sales primarily as a result of colder weather during the 2014 winter months, as compared to 2013.

•	An increase of $8 million as a result of higher Default Electricity Supply rates.

The aggregate of these increases was partially offset by a decrease of $20 million in average customer usage.

The following table shows the percentages of Pepco’s total distribution sales by jurisdiction that are derived from customers receiving Default Electricity Supply from Pepco. Amounts are for the nine months ended September 30:

	2014	2013
Sales to District of Columbia customers	27%	26%
Sales to Maryland customers	42%	40%

PEPCO

Operating Expenses

Purchased Energy

Purchased Energy expense consists of the cost of electricity purchased by Pepco to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy expense increased by $36 million to $612 million in 2014 from $576 million in 2013 primarily due to:

•	An increase of $13 million due to customer migration from competitive suppliers.

•	An increase of $13 million due to higher electricity sales primarily as a result of colder weather during the 2014 winter months, as compared to 2013.

•

An increase of $7 million in deferred electricity expense primarily due to higher revenue associated with Default Electricity Supply sales, which resulted in a higher rate of recovery of Default Electricity Supply costs.

•	An increase of $3 million due to higher average electricity costs under Default Electricity Supply contracts.

Other Operation and Maintenance

Other Operation and Maintenance expense decreased by $5 million to $287 million in 2014 from $292 million in 2013 primarily due to:

•	A decrease of $5 million in regulatory expenses.

•	A decrease of $4 million associated with higher tree trimming and maintenance costs in 2013.

•	A decrease of $3 million associated with higher environmental remediation costs in 2013.

•	A decrease of $2 million in employee-related costs primarily pension and other employee benefits.

The aggregate amount of these decreases was partially offset by:

•	An increase of $4 million in incremental merger-related integration costs.

•	An increase of $3 million in bad debt expense.

•	An increase of $2 million in emergency restoration costs.

Depreciation and Amortization

Depreciation and Amortization expense increased by $24 million to $171 million in 2014 from $147 million in 2013 primarily due to:

•

An increase of $9 million in amortization of regulatory assets primarily associated with the EmPower Maryland surcharge rate increase effective February 2014 (which is offset in Regulated T&D Electric Revenue).

•	An increase of $8 million due to utility plant additions.

•	An increase of $6 million in amortization of MAPP abandonment costs (which is offset in Regulated T&D Electric Revenue).

•	An increase of $3 million in amortization of regulatory assets primarily related to recoverable major storm costs and rate case costs.

PEPCO

Other Taxes

Other Taxes decreased by $5 million to $275 million in 2014 from $280 million in 2013. The decrease was primarily due to lower sales that resulted in decreases in the Montgomery County, Maryland utility taxes that are collected and passed through by Pepco (substantially offset by a corresponding decrease in Regulated T&D Electric Revenue) partially offset by higher property taxes in Maryland.

Other Income (Expenses)

Other Expenses (which are net of Other Income) decreased by $10 million to a net expense of $58 million in 2014 from a net expense of $68 million in 2013. The decrease was primarily due to a $9 million gain recorded in 2014 associated with the condemnation of certain transmission property.

Income Tax Expense

Pepco’s income tax expense increased by $20 million to $82 million in 2014 from $62 million in 2013. Pepco’s effective income tax rates for the nine months ended September 30, 2014 and 2013 were 36.1% and 33.0%, respectively. The increase in the effective tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions and a reduction in asset removal costs.

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

Capital Requirements

Capital Expenditures

Pepco’s capital expenditures for the nine months ended September 30, 2014 were $380 million. These expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to Pepco when the assets are placed in service.

PEPCO

Pepco’s projected capital expenditures for the five-year period from 2015 through 2019 are summarized below. Pepco expects to fund these expenditures through internally generated cash and external financing.

	For the Year Ended December 31,
	2015	2016	2017	2018	2019	Total
	(millions of dollars)
Pepco

Distribution	$430	$466	$469	$454	$418	$2,237
Distribution – DC Undergrounding	65	93	62	75	55	350
Transmission	122	99	148	127	153	649
Other	50	49	37	31	28	195

Total Pepco	$667	$707	$716	$687	$654	$3,431

Pepco has several construction projects under the General Services Administration area-wide agreement within its service territory where its affiliate Pepco Energy Services has agreed to perform the work. PHI and Pepco guarantee the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for these projects. These guarantees totaled $39 million at September 30, 2014.

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

During 2010, Pepco and the DOE signed agreements formalizing Pepco’s $149 million share of the $168 million award. Of the $149 million, $118 million is being used for the smart grid and other capital expenditures of Pepco. The remaining $31 million is being used to offset incremental expenditures associated with direct load control and other programs. For the nine months ended September 30, 2014, Pepco received award payments of $3 million. Cumulative award payments received by Pepco as of September 30, 2014 were $148 million.

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

General Overview

DPL is engaged in the transmission and distribution of electricity in portions of Delaware and Maryland. DPL also provides Default Electricity Supply. DPL’s electricity distribution service territory covers approximately 5,000 square miles and, as of September 30, 2014, had a population of approximately 1.4 million. As of September 30, 2014, approximately 65% of delivered electricity sales were to Delaware customers and approximately 35% were to Maryland customers. In northern Delaware, DPL also supplies and distributes natural gas to retail customers and provides transportation-only services to retail customers who purchase natural gas from other suppliers. DPL’s natural gas distribution service territory covers approximately 275 square miles and, as of September 30, 2014, had a population of approximately 500,000.

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

Agreement and Plan of Merger with Exelon Corporation

PHI has entered into the Merger Agreement with Exelon Merger Sub. For additional information regarding the Merger, see PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation.”

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

MAPP Settlement Agreement

In February 2014, FERC issued an order approving the settlement agreement submitted by DPL in connection with its proceeding seeking recovery of approximately $38 million in abandonment costs related to the MAPP project. DPL had been directed by PJM to construct the MAPP project, a 152-mile high-voltage interstate transmission line, and in August 2012 was directed by PJM to cancel it. The abandonment costs sought for recovery were subsequently reduced to $37 million as a result of write-offs of certain disallowed costs in 2013. Under the terms of the FERC-approved settlement agreement, DPL will receive $36.6 million of transmission revenues over a three-year period, which began on June 1, 2013, and will retain title to all real property and property rights acquired in connection with the MAPP project, which had an estimated fair value of $6 million. The FERC-approved settlement agreement resolves all issues concerning the recovery of abandonment costs associated with the cancellation of the MAPP project, and the terms of the settlement agreement are not subject to modification through any other FERC proceeding. As of September 30, 2014, DPL had a regulatory asset related to the MAPP abandonment costs of approximately $16 million, net of amortization, and land of $6 million. DPL expects to recognize pre-tax income related to the MAPP abandonment costs of $3 million in 2014 and $1 million in 2015.

DPL

Transmission ROE Challenge

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Electric Municipal Corporation, Inc., filed a joint complaint with FERC against DPL, among others. The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that DPL provides. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for DPL is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 is eligible for a 50-basis-point incentive adder for being a member of a regional transmission organization. DPL believes the allegations in this complaint are without merit and is vigorously contesting it. In April 2013, DPL filed its answer to this complaint, requesting that FERC dismiss the complaint against it on the grounds that it failed to meet the required burden to demonstrate that the existing rates and protocols are unjust and unreasonable. On August 21, 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directs that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) sets February 27, 2013 as the refund effective date, should a refund result from this proceeding. Settlement discussions are continuing in this matter. DPL cannot predict when a final FERC decision in this proceeding will be issued.

On June 19, 2014, FERC issued an order in a proceeding in which DPL was not involved, in which it adopted a new ROE methodology for electric utilities. This new methodology replaces the existing one-step discounted cash flow analysis (which incorporates only short-term growth rates) traditionally used to derive ROE for electric utilities with the two-step discounted cash flow analysis (which incorporates both short-term and long-term measures of growth) used for natural gas and oil pipelines. As a result of the August 21, 2014 FERC order discussed in the preceding paragraph, DPL applied an estimated ROE based on the two-step methodology announced by FERC for the period over which its transmission revenues would be subject to refund as a result of the challenge, and recorded estimated reserves in the second quarter of 2014 related to this matter.

Under the Merger Agreement, DPL is permitted to pursue the conclusion of this FERC matter and intends to continue to do so.

Earnings Overview

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

DPL’s net income for the nine months ended September 30, 2014 was $79 million compared to $61 million for the nine months ended September 30, 2013. The $18 million increase in earnings was primarily due to the following:

•	An increase of $15 million from electric distribution base rate increases in Maryland and Delaware.

•	An increase of $6 million due to higher transmission revenue attributable to a change in FERC formula rates.

•	An increase of $3 million due to lower long-term debt interest expense.

•	An increase of $2 million primarily due to higher sales from colder winter weather, partially offset by lower sales from milder spring weather.

•	An increase of $2 million due to customer growth.

•	A decrease of $6 million due to higher operation and maintenance expense primarily associated with higher tree trimming and emergency restoration costs in 2014.

•	A decrease of $6 million due to higher depreciation and amortization expense associated primarily with regulatory assets and increases in plant investment.

DPL

Results of Operations

The following results of operations discussion compares the nine months ended September 30, 2014 to the nine months ended September 30, 2013. All amounts in the tables (except sales and customers) are in millions of dollars.

A condensed summary of DPL’s statement of income for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, is set forth in the table below:

	2014	2013	Change
Operating revenue	$985	$932	$53

Operating expenses:
Purchased energy	422	422	—
Gas purchased	80	80	—
Other operation and maintenance	202	191	11
Depreciation and amortization	93	79	14
Other taxes	32	29	3

Total operating expenses	829	801	28

Operating income	156	131	25
Other income (expenses)	(26)	(31)	5

Income before income tax expense	130	100	30
Income tax expense	51	39	12

Net income	$79	$61	$18

Electric Operating Revenue

	2014	2013	Change
Regulated T&D Electric Revenue	$421	$372	$49
Default Electricity Supply Revenue	408	413	(5)
Other Electric Revenue	11	10	1

Total Electric Operating Revenue	$840	$795	$45

The table above shows the amount of Electric Operating Revenue earned that is subject to price regulation (Regulated T&D Electric Revenue and Default Electricity Supply Revenue) and that which is not subject to price regulation (Other Electric Revenue).

Regulated T&D Electric Revenue includes revenue from the distribution of electricity, including the distribution of Default Electricity Supply, to DPL’s customers within its service territories at regulated rates. Regulated T&D Electric Revenue also includes transmission service revenue that DPL receives as a transmission owner from PJM at rates regulated by FERC. Transmission rates are updated annually based on a FERC-approved formula rate methodology.

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

DPL

Regulated T&D Electric

	2014	2013	Change
Regulated T&D Electric Revenue
Residential	$192	$174	$18
Commercial and industrial	116	105	11
Transmission and other	113	93	20

Total Regulated T&D Electric Revenue	$421	$372	$49

	2014	2013	Change
Regulated T&D Electric Sales (GWh)
Residential	4,054	3,929	125
Commercial and industrial	5,402	5,542	(140)
Transmission and other	36	35	1

Total Regulated T&D Electric Sales	9,492	9,506	(14)

	2014	2013	Change
Regulated T&D Electric Customers (in thousands)
Residential	447	444	3
Commercial and industrial	60	60	—
Transmission and other	1	1	—

Total Regulated T&D Electric Customers	508	505	3

Regulated T&D Electric Revenue increased by $49 million primarily due to:

•	An increase of $23 million due to electric distribution base rate increases in Maryland effective September 2013 and in Delaware effective October 2013.

•

An increase of $10 million in transmission revenue resulting from higher rates effective June 1, 2014 and June 1, 2013 related to increases in transmission plant investment and operating expenses, partially offset by the establishment of a reserve related to the FERC ROE complaint.

•	An increase of $5 million in transmission revenue related to the resale by DPL of renewable energy in Delaware (which is substantially offset in Purchased Energy and Depreciation and Amortization).

•	An increase of $5 million in transmission revenue related to the recovery of MAPP abandonment costs, as approved by FERC (which is offset in Depreciation and Amortization).

•	An increase of $3 million due to an EmPower Maryland rate increase effective February 2014 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $2 million due to customer growth in 2014 primarily in the residential and commercial customer classes.

•	An increase of $1 million due to higher sales primarily as a result of colder weather during the 2014 winter months, partially offset by milder weather during the spring months, as compared to 2013.

The aggregate amount of these increases was partially offset by a decrease of $2 million primarily due to a rate decrease effective May 2013 associated with the Renewable Portfolio Surcharge in Delaware (which is substantially offset in Fuel and Purchased Energy and Depreciation and Amortization).

DPL

Default Electricity Supply

	2014	2013	Change
Default Electricity Supply Revenue
Residential	$313	$318	$(5)
Commercial and industrial	86	87	(1)
Other	9	8	1

Total Default Electricity Supply Revenue	$408	$413	$(5)

	2014	2013	Change
Default Electricity Supply Sales (GWh)
Residential	3,457	3,452	5
Commercial and industrial	1,041	1,029	12
Other	20	20	—

Total Default Electricity Supply Sales	4,518	4,501	17

	2014	2013	Change
Default Electricity Supply Customers (in thousands)
Residential	389	394	(5)
Commercial and industrial	39	38	1
Other	—	—	—

Total Default Electricity Supply Customers	428	432	(4)

Default Supply Revenue decreased by $5 million primarily due to:

•	A decrease of $7 million due to lower sales primarily as a result of customer migration to competitive suppliers.

•	A decrease of $7 million as a result of lower Default Electricity Supply rates.

The aggregate amount of these decreases was partially offset by:

•	An increase of $4 million due to higher sales primarily as a result of colder weather during the 2014 winter months, as compared to 2013.

•	An increase of $4 million due to higher non-weather related average customer usage.

•	An increase of $1 million in higher revenue from transmission enhancement credits.

The following table shows the percentages of DPL’s total distribution sales by jurisdiction that are derived from customers receiving Default Electricity Supply from DPL. Amounts are for the nine months ended September 30:

	2014	2013
Sales to Delaware customers	45%	45%
Sales to Maryland customers	52%	52%

DPL

Natural Gas Operating Revenue

	2014	2013	Change
Regulated Gas Revenue	$129	$114	$15
Other Gas Revenue	16	23	(7)

Total Natural Gas Operating Revenue	$145	$137	$8

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

Regulated Gas

	2014	2013	Change
Regulated Gas Revenue
Residential	$77	$71	$6
Commercial and industrial	44	35	9
Transportation and other	8	8	—

Total Regulated Gas Revenue	$129	$114	$15

	2014	2013	Change
Regulated Gas Sales (million cubic feet)
Residential	6,114	5,365	749
Commercial and industrial	4,285	3,232	1,053
Transportation and other	4,737	5,141	(404)

Total Regulated Gas Sales	15,136	13,738	1,398

	2014	2013	Change
Regulated Gas Customers (in thousands)
Residential	117	116	1
Commercial and industrial	9	9	—
Transportation and other	—	—	—

Total Regulated Gas Customers	126	125	1

Regulated Gas Revenue increased by $15 million primarily due to:

•	An increase of $8 million due to higher sales primarily as a result of colder weather during the winter months of 2014, as compared to 2013.

•	An increase of $6 million due to a distribution rate increase effective July 2013.

•	An increase of $6 million due to higher non-weather related average customer usage.

•	An increase of $2 million due to customer growth primarily in the residential customer class.

The aggregate amount of these increases was partially offset by a decrease of $7 million due to a GCR decrease effective November 2013.

DPL

Other Gas Revenue

Other Gas Revenue decreased by $7 million primarily due to lower average prices and lower volumes for off-system sales to electric generators and gas marketers.

Operating Expenses

Purchased Energy expense consists of the cost of electricity purchased by DPL to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy expense remained unchanged at $422 million in 2014 and 2013 primarily due to:

•

An increase of $22 million due to deferred electricity expense primarily due to higher revenue associated with Default Electricity Supply sales, which resulted in higher rate of recovery of Default Electricity Supply costs.

•	An increase of $4 million due to higher electricity sales primarily as a result of colder weather during the 2014 winter months, as compared to 2013.

•	An increase of $4 million due to Renewable Energy Credits in Delaware (which is offset by a corresponding increase in Regulated T&D Electric Revenue).

The aggregate amount of these increases was partially offset by:

•	A decrease of $26 million due to lower average electricity costs under Default Electricity Supply contracts.

•	A decrease of $2 million primarily due to customer migration to competitive suppliers.

Gas Purchased

Gas Purchased expense consists of the cost of gas purchased by DPL to fulfill its obligation to regulated gas customers and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of gas purchased for off-system sales. Total Gas Purchased expense for the nine months ended September 30, 2014 remained unchanged at $80 million primarily due to the following:

•	An increase of $18 million in the cost of gas purchases for on-system sales as a result of higher average gas prices.

The increase was partially offset by:

•	A decrease of $8 million in the cost of gas purchases for off-system sales as a result of lower volumes.

•	A decrease of $6 million from the settlement of financial hedges entered into as part of DPL’s hedge program for the purchase of regulated natural gas.

•	A decrease of $4 million in deferred gas expense as a result of a lower rate of recovery of natural gas supply costs.

DPL

Other Operation and Maintenance

Other Operation and Maintenance expense increased by $11 million to $202 million in 2014 from $191 million in 2013 primarily due to:

•	An increase of $4 million in emergency restoration costs.

•	An increase of $4 million associated with higher tree trimming costs.

•	An increase of $2 million due to lower capitalized labor.

•	An increase of $2 million in bad debt expenses.

•	An increase of $2 million in incremental merger-related integration costs.

•	An increase of $1 million in regulatory expenses.

The aggregate amount of these increases was partially offset by:

•	A decrease of $2 million resulting from the 2013 write-offs of disallowed MAPP and associated transmission project costs.

•	A decrease of $2 million in employee-related costs primarily related to pension and other employee benefits.

Depreciation and Amortization

Depreciation and Amortization expense increased by $14 million to $93 million in 2014 from $79 million in 2013 primarily due to:

•	An increase of $7 million due to utility plant additions.

•	An increase of $4 million in amortization of MAPP abandonment costs (which is offset by a corresponding increase in Regulated T&D Electric Revenue).

•	An increase of $3 million in amortization of regulatory assets primarily related to recoverable AMI costs, major storm costs and rate case costs.

The aggregate amount of these increases was partially offset by a decrease of $1 million in the Delaware Renewable Energy Portfolio Standards deferral (which is substantially offset by a corresponding increase in Fuel and Purchased Energy).

Other Taxes

Other Taxes increased by $3 million to $32 million in 2014 from $29 million in 2013. The increase was primarily due to higher property taxes in Maryland.

Other Income (Expenses)

Other Expenses (which are net of Other Income) decreased by $5 million to a net expense of $26 million in 2014 from a net expense of $31 million in 2013. The decrease was primarily due to lower long-term debt interest expense.

DPL

Income Tax Expense

DPL’s income tax expense increased by $12 million to $51 million in 2014 from $39 million in 2013. DPL’s effective income tax rates for the nine months ended September 30, 2014 and 2013 were 39.2% and 39.0%, respectively. The increase in the effective tax rate primarily resulted from a decrease in changes in estimates and interest related to uncertain and effectively settled tax positions that occurred during the first quarter of 2013.

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

Capital Requirements

Capital Expenditures

DPL’s capital expenditures for the nine months ended September 30, 2014 were $251 million. These expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to DPL when the assets are placed in service.

DPL’s projected capital expenditures for the five-year period from 2015 through 2019 are summarized below. DPL expects to fund these expenditures through internally generated cash and external financing.

	For the Year Ended December 31,
	2015	2016	2017	2018	2019	Total
	(millions of dollars)
DPL

Distribution	$171	$164	$181	$172	$167	$855
Transmission	124	127	114	144	75	584
Gas Delivery	32	32	35	36	38	173
Other	32	28	29	24	21	134

Total DPL	$359	$351	$359	$376	$301	$1,746

ACE

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Atlantic City Electric Company

ACE meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q, and accordingly information otherwise required under this Item has been omitted in accordance with General Instruction H(2) to Form 10-Q.

General Overview

ACE is engaged in the transmission and distribution of electricity in portions of southern New Jersey. ACE also provides Default Electricity Supply. Default Electricity Supply is known as BGS in New Jersey. ACE’s service territory covers approximately 2,700 square miles and, as of September 30, 2014, had a population of approximately 1.1 million.

ACE is a wholly owned subsidiary of Conectiv, which is wholly owned by PHI. Because each of PHI and Conectiv is a public utility holding company subject to PUHCA 2005, the relationship between each of PHI, Conectiv, PHI Service Company and ACE, as well as certain activities of ACE, are subject to FERC’s regulatory oversight under PUHCA 2005.

Agreement and Plan of Merger with Exelon Corporation

PHI has entered into the Merger Agreement with Exelon Merger Sub. For additional information regarding the Merger, see PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation.”

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

Transmission ROE Challenge

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Electric Municipal Corporation, Inc., filed a joint complaint with FERC against ACE, among others. The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that ACE provides. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for ACE is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 is eligible for a 50-basis-point incentive adder for being a member of a regional transmission organization. ACE believes the allegations in this complaint are without merit and is vigorously contesting it. In April 2013, ACE filed its answer to this complaint, requesting that FERC dismiss the complaint against it on the grounds that it failed to meet the required burden to demonstrate that the existing rates and protocols are unjust and unreasonable. On August 21, 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directs that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) sets February 27, 2013 as the refund effective date, should a refund result from this proceeding. Settlement discussions are continuing in this matter. ACE cannot predict when a final FERC decision in this proceeding will be issued.

On June 19, 2014, FERC issued an order in a proceeding in which ACE was not involved, in which it adopted a new ROE methodology for electric utilities. This new methodology replaces the existing one-step discounted cash flow analysis (which incorporates only short-term growth rates) traditionally used to derive ROE for electric utilities with the two-step discounted cash flow analysis (which incorporates both short-term and long-term measures of growth) used for natural gas and oil pipelines. As a result of the August 21, 2014 FERC order discussed in the preceding paragraph, ACE applied an estimated ROE based on the two-step methodology announced by FERC for the period over which its transmission revenues would be subject to refund as a result of the challenge, and recorded estimated reserves in the second quarter of 2014 related to this matter.

ACE

Under the Merger Agreement, ACE is permitted to pursue the conclusion of this FERC matter and intends to continue to do so.

Earnings Overview

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

ACE’s consolidated net income for the nine months ended September 30, 2014 was $39 million compared to $41 million for the nine months ended September 30, 2013. The $2 million decrease in earnings was primarily due to the following:

•	A decrease of $9 million due to higher amortization expense of regulatory assets.

•	A decrease of $5 million due to lower tax benefits related to uncertain and effectively settled tax positions.

•	A decrease of $4 million primarily due to lower sales from milder spring and summer weather, and from lower non-weather related average customer usage.

•	A decrease of $2 million associated with ACE Basic Generation Service primarily attributable to a decrease in unbilled revenue due to lower rates.

•	An increase of $14 million from electric distribution base rate increases in New Jersey.

•	An increase of $3 million due to lower long-term debt interest expense.

•	An increase of $2 million due to higher transmission revenue attributable to a change in FERC formula rates.

ACE

Results of Operations

The following results of operations discussion compares the nine months ended September 30, 2014 to the nine months ended September 30, 2013. All amounts in the tables (except sales and customers) are in millions of dollars.

A condensed summary of ACE’s consolidated statement of income for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, is set forth in the table below:

	2014	2013	Change
Operating revenue	$940	$944	$(4)

Operating expenses:
Purchased energy	504	509	(5)
Other operation and maintenance	178	177	1
Depreciation and amortization	117	101	16
Other taxes	3	11	(8)
Deferred electric service costs	30	39	(9)

Total operating expenses	832	837	(5)

Operating income	108	107	1
Other income (expenses)	(45)	(52)	7

Income before income tax expense	63	55	8
Income tax expense	24	14	10

Net Income	$39	$41	$(2)

Operating Revenue

	2014	2013	Change

Regulated T&D Electric Revenue	$343	$324	$19
Default Electricity Supply Revenue	587	609	(22)
Other Electric Revenue	10	11	(1)

Total Operating Revenue	$940	$944	$(4)

The table above shows the amount of Operating Revenue earned that is subject to price regulation (Regulated T&D Electric Revenue and Default Electricity Supply Revenue) and that which is not subject to price regulation (Other Electric Revenue).

Regulated T&D Electric Revenue includes revenue from the distribution of electricity, including the distribution of Default Electricity Supply, to ACE’s customers within its service territory at regulated rates. Regulated T&D Electric Revenue also includes transmission service revenue that ACE receives as a transmission owner from PJM at rates regulated by FERC. Transmission rates are updated annually based on a FERC-approved formula rate methodology.

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

ACE

Regulated T&D Electric

	2014	2013	Change
Regulated T&D Electric Revenue
Residential	$155	$147	$8
Commercial and industrial	116	110	6
Transmission and other	72	67	5

Total Regulated T&D Electric Revenue	$343	$324	$19

	2014	2013	Change
Regulated T&D Electric Sales (GWh)
Residential	3,229	3,323	(94)
Commercial and industrial	3,737	3,769	(32)
Transmission and other	33	33	—

Total Regulated T&D Electric Sales	6,999	7,125	(126)

	2014	2013	Change
Regulated T&D Electric Customers (in thousands)
Residential	480	478	2
Commercial and industrial	65	65	—
Transmission and other	1	1	—

Total Regulated T&D Electric Customers	546	544	2

Regulated T&D Electric Revenue increased by $19 million primarily due to:

•	An increase of $24 million due to distribution rate increases effective July 2013.

•

An increase of $6 million primarily due to a rate increase in the New Jersey Societal Benefit Charge effective January 2014 (which is offset in Depreciation and Amortization and Deferred Electric Service Costs).

•

An increase of $3 million in transmission revenue resulting from higher rates effective June 1, 2014 and June 1, 2013 related to increases in transmission plant investment and operating expenses, partially offset by the establishment of a reserve related to the FERC ROE complaint.

•	An increase of $1 million due to customer growth in 2014.

The aggregate amount of these increases was partially offset by:

•	A decrease of $8 million due to the expiration of the Transitional Energy Facility Assessment effective December 2013 (which is offset in Other Taxes).

•	A decrease of $4 million due to lower non-weather related average residential and commercial customer usage.

•	A decrease of $3 million due to lower sales primarily as a result of milder weather during the 2014 spring and summer months, as compared to 2013.

ACE

Default Electricity Supply

	2014	2013	Change
Default Electricity Supply Revenue
Residential	$292	$352	$(60)
Commercial and industrial	143	162	(19)
Other	152	95	57

Total Default Electricity Supply Revenue	$587	$609	$(22)

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale in the PJM RTO market of energy and capacity purchased under contracts with unaffiliated NUGs and (ii) revenue from transmission enhancement credits.

	2014	2013	Change
Default Electricity Supply Sales (GWh)
Residential	2,673	2,623	50
Commercial and industrial	798	813	(15)
Other	8	10	(2)

Total Default Electricity Supply Sales	3,479	3,446	33

	2014	2013	Change
Default Electricity Supply Customers (in thousands)
Residential	408	387	21
Commercial and industrial	44	43	1
Other	—	—	—

Total Default Electricity Supply Customers	452	430	22

Default Electricity Supply Revenue decreased by $22 million primarily due to:

•	A decrease of $86 million as a result of lower Default Electricity Supply rates.

•	A decrease of $7 million due to lower sales primarily as a result of milder weather during the 2014 spring and summer months, as compared to 2013.

•	A decrease of $4 million due to lower non-weather related average commercial customer usage.

The aggregate amount of these decreases was partially offset by:

•	An increase of $57 million in wholesale energy and capacity resale revenues primarily due to higher market prices for the resale of electricity and capacity purchased from NUGs.

•	An increase of $18 million due to higher sales primarily as a result of customer migration from competitive suppliers.

The variances described above with respect to Default Electricity Supply Revenue include the effects of a reduction of $3 million in ACE’s BGS unbilled revenue resulting primarily from lower rates in the unbilled revenue period for September 30, 2014 as compared to the corresponding period for September 30, 2013. Such a decrease in ACE’s BGS unbilled revenue has the effect of directly decreasing the profitability of ACE’s Default Electricity Supply business ($2 million decrease in net income) as these unbilled revenues are not included in the deferral calculation until they are billed to customers under the BGS terms approved by the NJBPU.

ACE

For the nine months ended September 30, 2014 and 2013, the percentages of ACE’s total distribution sales that are derived from customers receiving Default Electricity Supply are 50% and 48%, respectively.

Operating Expenses

Purchased Energy

Purchased Energy expense consists of the cost of electricity purchased by ACE to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy expense decreased by $5 million to $504 million in 2014 from $509 million in 2013 primarily due to:

•	A decrease of $10 million due to lower average electricity costs under BGS contracts.

•	A decrease of $3 million due to lower electricity sales primarily as a result of milder weather during the 2014 spring and summer months, as compared to 2013.

The aggregate amount of these decreases was partially offset by an increase of $8 million primarily due to customer migration from competitive suppliers.

Other Operation and Maintenance

Other Operation and Maintenance expense increased by $1 million to $178 million in 2014 from $177 million in 2013 primarily due to:

•	An increase of $2 million primarily due to an adjustment of self-insurance reserves for general liability claims.

•	An increase of $2 million in incremental merger-related integration costs.

The aggregate amount of these increases was partially offset by:

•	A decrease of $2 million associated with higher tree trimming costs in 2013.

•	A decrease of $1 million in customer service costs.

Depreciation and Amortization

Depreciation and Amortization expense increased by $16 million to $117 million in 2014 from $101 million in 2013 primarily due to:

•	An increase of $12 million in amortization due to the expiration of the excess depreciation reserve regulatory liability in August 2013.

•	An increase of $4 million in amortization of major storm costs.

•	An increase of $4 million in amortization of solar renewable energy credits.

The aggregate amount of these increases was partially offset by:

•

A decrease of $3 million in amortization of stranded costs primarily as the result of lower revenue due to a rate decrease effective October 2013 for the ACE Market Transition charge tax (partially offset in Default Electricity Supply Revenue).

•	A decrease of $1 million due to lower depreciation expense.

ACE

Other Taxes

Other Taxes decreased by $8 million to $3 million in 2014 from $11 million in 2013. The decrease was primarily due to the expiration of Transitional Energy Facility Assessment effective December 2013 (which is offset by a corresponding decrease in Regulated T&D Electric Revenue).

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

Deferred Electric Service Costs decreased by $9 million to an expense of $30 million in 2014 as compared to an expense of $39 million in 2013, primarily due to a decrease in deferred electricity expense as a result of lower Default Electricity Supply revenue rates.

Other Income (Expenses)

Other Expenses (which are net of Other Income) decreased by $7 million to a net expense of $45 million in 2014 from a net expense of $52 million in 2013. The decrease was primarily due to lower long-term debt interest expense.

Income Tax Expense

ACE’s consolidated income tax expense increased by $10 million to $24 million in 2014 from $14 million in 2013. ACE’s consolidated effective income tax rates for the nine months ended September 30, 2014 and 2013 were 38.1% and 25.5%, respectively. The change in the effective tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions. In the first quarter of 2013, ACE recorded an interest benefit of $6 million as discussed further below.

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

Capital Requirements

Capital Expenditures

ACE’s capital expenditures for the nine months ended September 30, 2014 were $158 million. These expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to ACE when the assets are placed in service.

ACE

ACE’s projected capital expenditures for the five-year period from 2015 through 2019 are summarized below. ACE expects to fund these expenditures through internally generated cash and external financing.

	For the Year Ended December 31,
	2015	2016	2017	2018	2019	Total
	(millions of dollars)
ACE

Distribution	$73	$135	$141	$131	$131	$611
Transmission	177	164	155	134	95	725
Other	15	25	25	18	11	94

Total ACE	$265	$324	$321	$283	$237	$1,430

DOE Capital Reimbursement Awards

During 2009, the DOE announced a $168 million award to PHI under the American Recovery and Reinvestment Act of 2009 for the implementation of an AMI system, direct load control, distribution automation, and communications infrastructure, of which $19 million was for ACE’s service territory.

During 2010, ACE and the DOE signed agreements formalizing ACE’s $19 million share of the $168 million award. Of the $19 million, $12 million is being used for the smart grid and other capital expenditures of ACE. The remaining $7 million is being used to offset incremental expenditures associated with direct load control and other programs. For the nine months ended September 30, 2014, ACE received award payments of $1 million. Cumulative award payments received by ACE as of September 30, 2014 were $19 million.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Each Reporting Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in such Reporting Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management of such Reporting Company, including such Reporting Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. This control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Such Reporting Company’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives. Under the supervision, and with the participation of management, including the CEO and the CFO, each Reporting Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, and, based upon this evaluation, the CEO and the CFO of such Reporting Company have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to such Reporting Company and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Reports of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of management, including the CEO and CFO of each Reporting Company, each such Reporting Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2014, and has concluded there was no change in such Reporting Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, such Reporting Company’s internal control over financial reporting.

Transition to COSO 2013

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released COSO 2013, an updated version of its Internal Control – Integrated Framework (1992). The COSO 2013 Framework formalizes the principles embedded in the original COSO 1992, incorporates business and operating environment changes over the past two decades, and improves the original 1992 framework’s ease of use and application. During the third quarter of 2014, each Reporting Company continued to assess its internal controls over financial reporting using COSO 1992, and will be transitioning to COSO 2013 in the fourth quarter of 2014. None of the Reporting Companies expects that its transition to COSO 2013 will have a significant impact on its underlying compliance with the applicable provisions of the Sarbanes-Oxley Act of 2002, including internal control over financial reporting and disclosure controls and procedures.

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

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of PHI’s common stock (which was obtained on September 23, 2014), (ii) the receipt of regulatory approvals required to consummate the Merger, including from FERC, the DCPSC, the MPSC, the DPSC and the NJBPU, among others, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (iv) other customary closing conditions. The regulatory and other approvals required to consummate the Merger may not be obtained at all, may not be obtained on the proposed terms and schedules as contemplated by the parties, and/or may impose terms, conditions, obligations or commitments that constitute a “burdensome condition” (as defined in the Merger Agreement). In the event that the regulatory approvals include any such burdensome conditions, or if any of the conditions to closing are not satisfied prior to the termination date specified in the Merger Agreement, Exelon will not be obligated to consummate the Merger.

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

PHI and its directors have been named as defendants in a purported consolidated state class action lawsuit and a substantially similar purported federal class action lawsuit filed on behalf of public stockholders challenging the proposed Merger and seeking, among other things, to enjoin the defendants from consummating the Merger on the agreed-upon terms. If a plaintiff in these lawsuits or any other litigation that may be filed in the future is successful in obtaining an injunction prohibiting the parties from completing the Merger on the terms contemplated by the Merger Agreement, the injunction may prevent the completion of the Merger in the expected timeframe or altogether.

While PHI believes that these lawsuits are without merit, to avoid the risk of litigation delaying or adversely affecting the Merger and to minimize the expense of defending such litigation, on September 12, 2014, PHI entered into a memorandum of understanding with the plaintiffs to document the agreement in principle for the settlement of the state court lawsuit. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the state court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated, which would create additional uncertainty relating to the consummation of the Merger.

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

Upgrades and improvements to computer systems and networks may require substantial amounts of management’s time and financial resources to complete, and may also result in system or network defects or operational errors due to employees’ inexperience of using a new or upgraded system. PHI’s utility subsidiaries are in the process of implementing an integrated customer billing and information management system to replace separate existing legacy customer billing and information systems. There can be no assurance that this new system will be launched without disruptions to the utility subsidiaries’ operations, which disruptions, if not anticipated and appropriately mitigated, could harm their business (individually or collectively) and have a material adverse effect on their results of operations, financial condition and cash flows.

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

Pepco Energy Services’ thermal business in Atlantic City, New Jersey is exposed to customer concentration, and the loss of one or more of its significant customers could have a material adverse effect on this business, as well as on Pepco Energy Services’ and PHI’s financial condition, results of operations and cash flow. (PHI only)

Revenues associated with Pepco Energy Services’ combined heat and power thermal generating plant and operation in Atlantic City are derived from long-term contracts with a few major customers in the Atlantic City hotel and casino industry. The Atlantic City hotel and casino industry has been experiencing overcapacity and a decrease in gaming revenues as well as competition from casinos that have recently opened in nearby markets. This industry also faces potential competition from new casinos being constructed in nearby markets. In September 2014, two significant customers of this thermal operation declared Chapter 11 bankruptcy. One of these customers closed operations in September 2014 and is seeking a buyer for the facility. The second customer announced that it could close operations in November 2014 if it is unable to lower its operating costs. At September 30, 2014, PHI performed an impairment test on its combined heat and power thermal generating plant and operation in Atlantic City and recorded an impairment loss of $53 million ($32 million after-tax) with respect to the most significant asset group (with a carrying amount, before the impairment loss, of $70 million at September 30, 2014). Future developments with respect to these customers and others in Atlantic City may require Pepco Energy Services to perform additional impairment analyses of the thermal operation and certain related assets with a remaining aggregate carrying value as of September 30, 2014 of approximately $30 million after the impairment charge. If these assets are determined to be further impaired, Pepco Energy Services would reduce the carrying value of these assets by the amount of the impairment and record a corresponding non-cash charge to earnings, which could be material. Moreover, customer closures could reduce Pepco Energy Services’ future earnings associated with the thermal operation. The occurrence of these or similar events with respect to Pepco Energy Services’ thermal operation could have a material adverse effect on PHI’s and Pepco Energy Services’ financial condition, results of operations and cash flow.

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

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

2.1	PHI Pepco DPL ACE	Amended and Restated Agreement and Plan of Merger, dated as of July 18, 2014, among PHI, Exelon and Merger Sub	Exhibit 2.1 to PHI’s Form 8-K, July 21, 2014.

2.2	PHI	Subscription Agreement, dated as of April 29, 2014, between PHI and Exelon	Exhibit 2.2 to PHI’s Form 8-K, April 30, 2014.

3.1	PHI	Restated Certificate of Incorporation of Pepco Holdings, Inc. (as filed in Delaware)	Exhibit 3.1 to PHI’s Form 10-K, March 13, 2006.

3.2	Pepco	Restated Articles of Incorporation (as filed in the District of Columbia)	Exhibit 3.1 to Pepco’s Form 10-Q, May 5, 2006.

3.3	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in Virginia)	Exhibit 3.3 to PHI’s Form 10-Q, November 4, 2011.

3.4	DPL	Restated Certificate and Articles of Incorporation (as filed in Delaware and Virginia)	Exhibit 3.3 to DPL’s Form 10-K, March 1, 2007.

3.5	ACE	Restated Certificate of Incorporation (as filed in New Jersey)	Exhibit B.8.1 to PHI’s Amendment No. 1 to Form U5B, February 13, 2003.

3.6	PHI	Certificate of Designation for Series A Non-Voting Non-Convertible Preferred Stock	Exhibit 3.1 to PHI’s Form 8-K, April 30, 2014.

3.7	PHI	Bylaws	Exhibit 3.6 to PHI’s Form 10-K, March 1, 2013.

3.8	Pepco	By-Laws	Exhibit 3.2 to Pepco’s Form 10-Q, May 5, 2006.

3.9	DPL	Amended and Restated Bylaws	Exhibit 3.2.1 to DPL’s Form 10-Q, May 9, 2005.

3.10	ACE	Amended and Restated Bylaws	Exhibit 3.2.2 to ACE’s Form 10-Q, May 9, 2005.

4.1	ACE	Form of First Mortgage Bond, 3.375% Series due September 1, 2024	Exhibit 4.1 to ACE’s Form 8-K, August 19, 2014.

4.2	ACE	Indenture Supplemental to Mortgage and Deed of Trust, dated as of August 18, 2014	Exhibit 4.2 to ACE’s Form 8-K, August 19, 2014.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

4.3	PHI	Certificate of Series A Non-Voting Non-Convertible Preferred Stock	Exhibit 4.1 to PHI’s Form 8-K, April 30, 2014.

10.1	ACE	Purchase Agreement, dated August 18, 2014, among ACE, and each of Barclays Capital Inc. and KeyBanc Capital Markets Inc., as representatives of the several underwriters named therein	Exhibit 1.1 to ACE’s Form 8-K, August 19, 2014.

10.2	PHI	Form of Restricted Stock Award Agreement (Performance-Based/162(m)) under the 2012 Long-Term Incentive Plan	Filed herewith.

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

99.1	PHI	Statement Re: Computation of Ratios	Filed herewith.

99.2	Pepco	Statement Re: Computation of Ratios	Filed herewith.

99.3	DPL	Statement Re: Computation of Ratios	Filed herewith.

99.4	ACE	Statement Re: Computation of Ratios	Filed herewith.

101.INS	PHI Pepco DPL ACE	XBRL Instance Document	Filed herewith.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

101.SCH	PHI Pepco DPL ACE	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	PHI Pepco DPL ACE	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	PHI Pepco DPL ACE	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	PHI Pepco DPL ACE	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	PHI Pepco DPL ACE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

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

PEPCO HOLDINGS, INC. (PHI) POTOMAC ELECTRIC POWER COMPANY (Pepco) DELMARVA POWER & LIGHT COMPANY (DPL) ATLANTIC CITY ELECTRIC COMPANY (ACE)
(Registrants)

October 30, 2014	By	/s/ FRED BOYLE
Frederick J. Boyle
Senior Vice President and Chief Financial Officer, PHI, Pepco and DPL Chief Financial Officer, ACE

INDEX TO EXHIBITS FILED HEREWITH OR INCORPORATED BY REFERENCE HEREIN

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

2.1	PHI Pepco DPL ACE	Amended and Restated Agreement and Plan of Merger, dated as of July 18, 2014, among PHI, Exelon and Merger Sub	Exhibit 2.1 to PHI’s Form 8-K, July 21, 2014.

2.2	PHI	Subscription Agreement, dated as of April 29, 2014, between PHI and Exelon	Exhibit 2.2 to PHI’s Form 8-K, April 30, 2014.

3.1	PHI	Restated Certificate of Incorporation of Pepco Holdings, Inc. (as filed in Delaware)	Exhibit 3.1 to PHI’s Form 10-K, March 13, 2006.

3.2	Pepco	Restated Articles of Incorporation (as filed in the District of Columbia)	Exhibit 3.1 to Pepco’s Form 10-Q, May 5, 2006.

3.3	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in Virginia)	Exhibit 3.3 to PHI’s Form 10-Q, November 4, 2011.

3.4	DPL	Restated Certificate and Articles of Incorporation (as filed in Delaware and Virginia)	Exhibit 3.3 to DPL’s Form 10-K, March 1, 2007.

3.5	ACE	Restated Certificate of Incorporation (as filed in New Jersey)	Exhibit B.8.1 to PHI’s Amendment No. 1 to Form U5B, February 13, 2003.

3.6	PHI	Certificate of Designation for Series A Non-Voting Non-Convertible Preferred Stock	Exhibit 3.1 to PHI’s Form 8-K, April 30, 2014.

3.7	PHI	Bylaws	Exhibit 3.6 to PHI’s Form 10-K, March 1, 2013.

3.8	Pepco	By-Laws	Exhibit 3.2 to Pepco’s Form 10-Q, May 5, 2006.

3.9	DPL	Amended and Restated Bylaws	Exhibit 3.2.1 to DPL’s Form 10-Q, May 9, 2005.

3.10	ACE	Amended and Restated Bylaws	Exhibit 3.2.2 to ACE’s Form 10-Q, May 9, 2005.

4.1	ACE	Form of First Mortgage Bond, 3.375% Series due September 1, 2024	Exhibit 4.1 to ACE’s Form 8-K, August 19, 2014.

4.2	ACE	Indenture Supplemental to Mortgage and Deed of Trust, dated as of August 18, 2014	Exhibit 4.2 to ACE’s Form 8-K, August 19, 2014.

4.3	PHI	Certificate of Series A Non-Voting Non-Convertible Preferred Stock	Exhibit 4.1 to PHI’s Form 8-K, April 30, 2014.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.1	ACE	Purchase Agreement, dated August 18, 2014, among ACE, and each of Barclays Capital Inc. and KeyBanc Capital Markets Inc., as representatives of the several underwriters named therein	Exhibit 1.1 to ACE’s Form 8-K, August 19, 2014.

10.2	PHI	Form of Restricted Stock Award Agreement (Performance-Based/162(m)) under the 2012 Long-Term Incentive Plan	Filed herewith.

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

99.1	PHI	Statement Re: Computation of Ratios	Filed herewith.

99.2	Pepco	Statement Re: Computation of Ratios	Filed herewith.

99.3	DPL	Statement Re: Computation of Ratios	Filed herewith.

99.4	ACE	Statement Re: Computation of Ratios	Filed herewith.

101.INS	PHI Pepco DPL ACE	XBRL Instance Document	Filed herewith.

101.SCH	PHI Pepco DPL ACE	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	PHI Pepco DPL ACE	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	PHI Pepco DPL ACE	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

101.LAB	PHI Pepco DPL ACE	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	PHI Pepco DPL ACE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

INDEX TO EXHIBITS FURNISHED HEREWITH

Exhibit No.	Registrant(s)	Description of Exhibit

32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350