Form 10-K
period 2014-12-31
PEPCO HOLDINGS INC; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/; POTOMAC ELECTRIC POWER CO
filed 2015-02-27
CIK 1135971, 8192, 27879, 79732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Registrant	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at June 30, 2014	Number of Shares of Common Stock of the Registrant Outstanding at February 13, 2015
Pepco Holdings	$6,893.8 million (a)	252,815,448 ($.01 par value)
Pepco	None (b)	100 ($.01 par value)
DPL	None (c)	1,000 ($2.25 par value)
ACE	None (c)	8,546,017 ($3.00 par value)

(a)	Solely for purposes of calculating this aggregate market value, PHI has defined its affiliates to include (i) those persons who were, as of June 30, 2014, its executive officers, directors and beneficial owners of more than 10% of its common stock, and (ii) such other persons who were deemed, as of June 30, 2014, to be controlled by, or under common control with, PHI or any of the persons described in clause (i) above.
(b)	All voting and non-voting common equity is owned by Pepco Holdings.
(c)	All voting and non-voting common equity is owned by Conectiv, LLC, a wholly owned subsidiary of Pepco Holdings.

THIS COMBINED FORM 10-K IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL AND ACE. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this report will be incorporated by reference to Pepco Holdings’ definitive proxy statement with respect to its 2015 Annual Meeting of Stockholders, if such definitive proxy statement is filed with the Securities and Exchange Commission on or before April 30, 2015.

GLOSSARY OF TERMS

The following is a glossary of terms, abbreviations and acronyms that are used in the Reporting Companies’ SEC reports. The terms, abbreviations and acronyms used have the meanings set forth below, unless the context requires otherwise.

Term	Definition
2012 LTIP	Pepco Holdings, Inc. 2012 Long-Term Incentive Plan
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
AFUDC	Allowance for funds used during construction
AMI	Advanced metering infrastructure, a system that collects, measures and analyzes energy usuage data from advanced digital electric and gas meters known as smart meters
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
BGE	Baltimore Gas and Electric Company
BGS	Basic Generation Service (the supply of electricity by ACE to retail customers in New Jersey who have not elected to purchase electricity from a competitive supplier)
Bondable Transition Property	Principal and interest payments on the Transition Bonds and related taxes, expenses and fees
BSA	Bill Stabilization Adjustment
CAA	Federal Clean Air Act
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Conectiv	Conectiv, LLC, a wholly owned subsidiary of PHI and the parent of DPL and ACE
Conectiv Energy	PHI’s former competitive wholesale power generation, marketing and supply business, the disposition of which was completed in 2010
Consent	An amendment of and consent entered into by PHI, Pepco, DPL and ACE with respect to the credit agreement, which, among other things, permits the consummation of the Merger
Contract EDCs	Pepco, DPL and BGE, the Maryland utilities required by the MPSC to enter into a contract for new generation
CRMC	PHI’s Corporate Risk Management Committee
CTA	Consolidated tax adjustment
DCPSC	District of Columbia Public Service Commission
DC PLUG	District of Columbia Power Line Undergrounding
DDOE	District of Columbia Department of the Environment
Default Electricity Supply	The supply of electricity by PHI’s electric utility subsidiaries at regulated rates to retail customers who do not elect to purchase electricity from a competitive supplier, and which, depending on the jurisdiction, is also known as Standard Offer Service or BGS
Default Electricity Supply Revenue	Revenue primarily from Default Electricity Supply
DEDA	Delaware Economic Development Authority
DEMEC	Delaware Municipal Electric Corporation, Inc.
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
DPL	Delmarva Power & Light Company
DPSC	Delaware Public Service Commission
DRC	New Jersey Division of Rate Counsel
DRP	Direct Stock Purchase and Dividend Reinvestment Plan
DSEU	Delaware Sustainable Energy Utility
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EDC	Electricity Distribution Company
EmPower Maryland	A Maryland demand-side management program for Pepco and DPL
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board

i

Term	Definition
FERC	Federal Energy Regulatory Commission
FLRP	Forward Looking Rate Plan
FPA	Federal Power Act
FTC	U.S. Federal Trade Commission
GAAP	Accounting principles generally accepted in the United States of America
GCR	Gas Cost Rate
GWh	Gigawatt hour
HPS	Hourly Priced Service
HSR Act	The Hart-Scott-Rodino Antitrust Improvements Act of 1976
Improvement Financing Act	The Electric Company Infrastructure Improvement Financing Act of 2014 enacted by the Council of the District of Columbia on May 3, 2014
IMU	Interface management unit
IRS	Internal Revenue Service
ISRA	Industrial Site Recovery Act
LIBOR	London Interbank Offered Rate
LTIP	Pepco Holdings, Inc. Long-Term Incentive Plan
MAPP	Mid-Atlantic Power Pathway
Mcf	Thousand Cubic Feet
MDC	MDC Industries, Inc.
Merger	Merger of Merger Sub with and into PHI, with PHI surviving as a wholly owned subsidiary of Exelon
Merger Agreement	Agreement and Plan of Merger, dated April 29, 2014 among Exelon, Merger Sub and PHI, as amended and restated on July 18, 2014
MFVRD	Modified fixed variable rate design
MMBtu	One Million British Thermal Units
MPSC	Maryland Public Service Commission
MW	Megawatt
MWh	Megawatt hour
NAV	Net Asset Value
NERC	North American Electric Reliability Corporation
New Jersey Societal Benefit Charge	A surcharge related to the New Jersey Societal Benefit Program
New Jersey Societal Benefit Program	A New Jersey public interest program for low income customers
NJ SOCA Law	The New Jersey law under which the SOCAs were established
NJBPU	New Jersey Board of Public Utilities
NOLC	Net operating loss carryforward
NOV	Notice of violation
NPCC	Northeast Power Coordinating Council
NPDES	National Pollutant Discharge Elimination System
NRG	NRG Energy, Inc. (successor to GenOn MD Ash Management, LLC)
NUGs	Non-utility generators
NYMEX	New York Mercantile Exchange
OPC	Office of People’s Counsel
OPEB	Other postretirement benefit
PCI	Potomac Capital Investment Corporation and its subsidiaries
Pepco	Potomac Electric Power Company
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
Pepco Holdings or PHI	Pepco Holdings, Inc.
PHI OPEB Plan	Pepco Holdings, Inc. Welfare Plan for Retirees

Term	Definition
PHI Retirement Plan	PHI’s non-contributory, defined benefit pension plan
PJM	PJM Interconnection, LLC
PJM RTO	PJM regional transmission organization
Power Delivery	The transmission, distribution and default supply of electricity and, to a lesser extent, the distribution and supply of natural gas, conducted through Pepco, DPL and ACE, PHI’s regulated public utility subsidiaries
PPA	Power purchase agreement
Preferred Stock	Originally issued shares of PHI non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share
PRP	Potentially responsible party
PUHCA 2005	Public Utility Holding Company Act of 2005
RECs	Renewable energy credits
Regulated T&D Electric Revenue	Revenue from the transmission and the distribution of electricity to PHI’s customers within its service territories at regulated rates
Regulatory Asset Recovery Charge	Costs associated with deferred, NJBPU-approved expenses incurred as part of ACE’s obligation to serve the public
Regulatory Termination	Termination of the Merger Agreement under certain circumstances due to, generally speaking, the failure to obtain regulatory approvals with respect to the Merger or the breach by Exelon of its obligations in respect of obtaining such regulatory approvals
Reporting Company	PHI, Pepco, DPL or ACE
Revenue Decoupling Adjustment	An adjustment equal to the amount by which revenue from distribution sales differs from the revenue that Pepco and DPL are entitled to earn based on the approved distribution charge per customer
RF	ReliabilityFirst
RI/FS	Remedial investigation and feasibility study
ROE	Return on equity
RPS	Renewable Energy Portfolio Standards
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
SEC	Securities and Exchange Commission
SEP	Supplemental Environmental Project
SOCAs	Standard Offer Capacity Agreements required to be entered into by ACE pursuant to a New Jersey law enacted to promote the construction of qualified electric generation facilities in New Jersey
SOS	Standard Offer Service, how Default Electricity Supply is referred to in Delaware, the District of Columbia and Maryland
SPCC	Spill Prevention, Control, and Countermeasure plans, required pursuant to federal regulations requiring plans for facilities using oil-containing equipment in proximity to surface waters
SRECs	Solar renewable energy credits
T&D	Transmission and distribution
TEFA	Transitional Energy Facility Assessment, a New Jersey tax surcharge providing a gradual transition from the previous franchise and gross receipts tax eliminated in 1997, to its new total liability under the corporation business tax and the sales-and-use tax (this surcharge was eliminated in 2013)
TMDL	Total Maxium Daily Load
Transition Bond Charge	Revenue ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds and related taxes, expenses and fees
Transition Bonds	Transition Bonds issued by ACE Funding

Term	Definition
Triennial Plan	A three-year plan related to the construction in the District of Columbia of selected underground feeders as part of the DC PLUG initiative and the recovery of Pepco’s investment through a volumetric surcharge
VDEQ	Virginia Department of Environmental Quality
VIE	Variable interest entity
VRDBs	Variable Rate Demand Bonds
VSCC	Virginia State Corporation Commission
WACC	Weighted average cost of capital

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

The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond each Reporting Company’s or its subsidiaries’ control and may cause actual results to differ materially from those contained in forward-looking statements:

•	Certain risks and uncertainties associated with the proposed merger (the Merger) of an indirect, wholly owned subsidiary of Exelon Corporation, a Pennsylvania corporation (Exelon) with and into Pepco Holdings, including, without limitation:

•	The inability of Pepco Holdings or Exelon to obtain regulatory approvals required for the Merger;

•	Delays caused by required regulatory approvals, which may delay the Merger or cause the companies to abandon the Merger;

•	The inability of Pepco Holdings or Exelon to satisfy conditions to the closing of the Merger;

•	Unexpected costs, liabilities or delays that may arise from the Merger, including as a result of stockholder litigation;

•	Negative impacts on the businesses of Pepco Holdings and its utility subsidiaries as a result of uncertainty surrounding the Merger; and

•	Future regulatory or legislative actions impacting the industries in which Pepco Holdings and its subsidiaries operate, which actions could adversely affect Pepco Holdings and its utility subsidiaries.

•	Changes in governmental policies and regulatory actions affecting the energy industry or one or more of the Reporting Companies specifically, including allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of transmission and distribution facilities and the recovery of purchased power expenses;

•	The outcome of pending and future rate cases and other regulatory proceedings, including (i) challenges to the base return on equity (ROE) and the application of the formula rate process previously established by the Federal Energy Regulatory Commission (FERC) for transmission services provided by Pepco, DPL and ACE; (ii) challenges to DPL’s 2012, 2013 and 2014 annual FERC formula rate updates; and (iii) other possible disallowances related to recovery of costs (including capital costs and advanced metering infrastructure (AMI) costs) and expenses or delays in the recovery of such costs;

•	The resolution of outstanding tax matters with the Internal Revenue Service (IRS), and the funding of any additional taxes, interest or penalties that may be due;

•	The expenditures necessary to comply with regulatory requirements, including regulatory orders, and to implement reliability enhancement, emergency response and customer service improvement programs;

•	Possible fines, penalties or other sanctions assessed by regulatory authorities against a Reporting Company or its subsidiaries;

•	The impact of adverse publicity and media exposure which could render one or more Reporting Companies or their subsidiaries vulnerable to negative customer perception and could lead to increased regulatory oversight or other sanctions;

•	Weather conditions affecting usage and emergency restoration costs;

•	Population growth rates and changes in demographic patterns;

•	Changes in customer energy demand due to, among other things, conservation measures and the use of renewable energy and other energy-efficient products, as well as the impact of net metering and other issues associated with the deployment of distributed generation and other new technologies;

•	General economic conditions, including the impact on energy use caused by an economic downturn or recession, or by changes in the level of commercial activity in a particular region or service territory, or affecting a particular business or industry located therein;

•	Changes in and compliance with environmental and safety laws and policies;

•	Changes in tax rates or policies;

•	Changes in rates of inflation;

•	Changes in accounting standards or practices;

•	Unanticipated changes in operating expenses and capital expenditures;

•	Rules and regulations imposed by, and decisions of, federal and/or state regulatory commissions, PJM Interconnection, LLC (PJM), the North American Electric Reliability Corporation (NERC) and other applicable electric reliability organizations;

•	Legal and administrative proceedings (whether civil or criminal) and settlements that affect a Reporting Company’s or its subsidiaries’ business and profitability;

•	Pace of entry into new markets;

•	Interest rate fluctuations and the impact of credit and capital market conditions on the ability to obtain funding on favorable terms; and

•	Effects of geopolitical and other events, including the threat of terrorism or cyber attacks.

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in Part I, Item 1A. “Risk Factors” and other statements in this Annual Report on Form 10-K, and investors should refer to such risk factors and other statements in evaluating the forward-looking statements contained in this Annual Report on Form 10-K.

Any forward-looking statements speak only as to the date this Annual Report on Form 10-K for each Reporting Company was filed with the Securities and Exchange Commission (SEC) and none of the Reporting Companies undertakes an obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for a Reporting Company to predict all such factors. Furthermore, it may not be possible to assess the impact of any such factor on such Reporting Company’s or its subsidiaries’ business (viewed independently or together with the business or businesses of some or all of the other Reporting Companies or their subsidiaries), or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

Part I

Item 1.	BUSINESS

Overview

Pepco Holdings is a holding company that was incorporated in Delaware in 2001. Through its regulated public utility subsidiaries, PHI is engaged primarily in the transmission, distribution and default supply of electricity, and, to a lesser extent, the distribution and supply of natural gas. The principal executive offices of PHI are located at 701 Ninth Street, N.W., Washington, D.C. 20068.

PHI’s public utility subsidiaries are:

Name of Utility	State and Year of Incorporation	Business	Service Territories	Address of Principal Executive Offices

Potomac Electric Power Company	District of Columbia (1896) Virginia (1949)	Transmission, distribution and default supply of electricity	District of Columbia Major portions of Montgomery and Prince George’s Counties, Maryland	701 Ninth Street, N.W., Washington, D.C. 20068

Delmarva Power & Light Company	Delaware (1909) Virginia (1979)	Transmission, distribution and default supply of electricity Distribution and supply of natural gas	Portions of Delaware and Maryland (electricity) Portions of New Castle County, Delaware (natural gas)	500 North Wakefield Drive, Newark, Delaware 19702

Atlantic City Electric Company	New Jersey (1924)	Transmission, distribution and default supply of electricity	Portions of Southern New Jersey	500 North Wakefield Drive, Newark, Delaware 19702

The service territories of each of Pepco Holdings’ utilities are depicted in the map below:

PHI’s three utility subsidiaries comprise a single operating segment for accounting purposes, which is referred to herein as “Power Delivery.”

In addition to its regulated utility operations, Pepco Holdings, through Pepco Energy Services, Inc. and its subsidiaries (collectively, Pepco Energy Services), is engaged in an energy savings performance contracting business, an underground transmission and distribution construction business and a thermal business.

The operations of Pepco Energy Services collectively comprise a separate, second operating segment for accounting purposes. During 2013, Pepco Energy Services completed the wind-down of its retail electricity and natural gas supply businesses, and, as a result, these businesses have been accounted for as discontinued operations, as described below under “Discontinued Operations.”

Through its wholly owned subsidiary, Potomac Capital Investment Corporation (PCI), PHI previously held a portfolio of cross-border energy lease investments. During 2013, Pepco Holdings completed the termination of its interests in its cross-border energy lease investments, and as a result, these investments have been accounted for as discontinued operations, as described below under “Discontinued Operations.”

The following table shows PHI’s consolidated operating revenue and net income from continuing operations derived from the Power Delivery and Pepco Energy Services segments over the three preceding fiscal years.

	2014	2013	2012
	(millions of dollars)
Operating Revenue
Power Delivery	$4,607	$4,472	$4,378
Pepco Energy Services	278	203	256
Net Income (Loss) from Continuing Operations
Power Delivery	$320	$289	$235
Pepco Energy Services	(39)	3	(8)

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

Agreement and Plan of Merger with Exelon Corporation

PHI entered into an Agreement and Plan of Merger, dated April 29, 2014, as amended and restated July 18, 2014 (the Merger Agreement), with Exelon and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly owned subsidiary of Exelon (Merger Sub), providing for the Merger, with PHI surviving the Merger as an indirect, wholly owned subsidiary of Exelon. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of PHI (other than (i) shares owned by Exelon, Merger Sub or any other direct or indirect wholly owned subsidiary of Exelon and shares owned by PHI or any direct or indirect wholly owned subsidiary of PHI, and in each case not held on behalf of third parties (but not including shares held by PHI in any rabbi trust or similar arrangement in respect of any compensation plan or arrangement) and (ii) shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law), will be canceled and converted into the right to receive $27.25 in cash, without interest.

In connection with entering into the Merger Agreement, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014 and January 26, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for a purchase price of $18 million. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of common stock of PHI; (ii) the receipt of regulatory approvals required to consummate the Merger, including approvals from FERC, the Federal Communications Commission (FCC), the Delaware Public Service Commission (DPSC), the District of Columbia Public Service Commission (DCPSC), the Maryland Public Service Commission (MPSC), the New Jersey Board of Public Utilities (NJBPU) and the Virginia State Corporation Commission (VSCC); (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act); and (iv) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (b) each party’s compliance with its obligations and covenants contained in the Merger Agreement (including covenants that may limit, restrict or prohibit PHI and its subsidiaries from taking specified actions during the period between the date of the Merger Agreement and the closing of the Merger or the termination of the Merger Agreement). In addition, the obligations of Exelon and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing terms, conditions, obligations or commitments, individually or in the aggregate, that constitute a burdensome condition (as defined in the Merger Agreement).

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. On December 22, 2014, the applicable waiting period under the HSR Act expired, and the HSR Act no longer precludes completion of the Merger. Although the Department of Justice (DOJ) allowed the waiting period under the HSR Act to expire without taking any action with respect to the Merger, the DOJ has not advised PHI that it has concluded its investigation. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015. On February 13, 2015, Pepco Holdings, DPL, Exelon, certain of Exelon’s affiliates, the Staff of the DPSC and certain other parties, filed a settlement agreement with the DPSC with respect to the Merger. This settlement agreement is subject to approval by the DPSC.

The Merger Agreement may be terminated by each of PHI and Exelon under certain circumstances, including if the Merger is not consummated by July 29, 2015 (subject to extension by PHI or Exelon to October 29, 2015, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for both PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals with respect to the Merger or the breach by Exelon of its obligations in respect of obtaining such regulatory approvals (a Regulatory Termination), PHI will be able to redeem any issued and outstanding Preferred Stock at par value. If the Merger Agreement is terminated, other than for a Regulatory Termination, PHI will be required to redeem the Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

Business Strategy

PHI’s business objective is to be a top-performing, regulated power delivery company that delivers safe and reliable electric and natural gas service to its customers and through its regulatory proceedings, earns a just and reasonable rate of return on, and receives timely recovery of, its utility investments.

In seeking to achieve this objective, Pepco Holdings’ business strategy is guided by its core values of safety, integrity, and diversity and its mission of environmental stewardship, and is focused on the following initiatives:

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

In furtherance of its business strategy, PHI entered into the Merger Agreement with Exelon Corporation. For a discussion of the Merger Agreement, see “– Agreement and Plan of Merger with Exelon Corporation.” Further, PHI may dispose of existing businesses consistent with the terms of the Merger Agreement. PHI also may from time to time refine components of its business strategy as it deems necessary or appropriate in response to business factors and other conditions consistent with the terms of the Merger Agreement and subject to regulatory requirements.

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

Transmission of Electricity and Relationship With PJM

Each of PHI’s utility subsidiaries provides transmission services within the jurisdictions that encompass its electricity distribution service territory. In the aggregate, PHI owns approximately 4,600 circuit miles of interconnected transmission lines with voltages ranging from 115 kilovolts (kV) to 500 kV. Under the Open Access Transmission Tariff adopted by FERC, each owner of transmission services is required to provide transmission customers with non-discriminatory access to its transmission facilities at tariff rates approved by FERC.

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

Distribution and Supply of Natural Gas

DPL owns pipelines and other equipment for the distribution and supply of natural gas. DPL uses its natural gas distribution facilities to deliver natural gas to retail customers in its service territory and provides transportation-only services to customers that purchase natural gas from another supplier. Intrastate transportation customers pay DPL distribution service rates approved by the DPSC. Rates for the interstate transportation and sale of wholesale natural gas are regulated by FERC. DPL purchases natural gas supplies for resale to its retail service customers from marketers and producers through a combination of long-term agreements and next-day distribution arrangements.

PHI’s Utility Subsidiaries

Potomac Electric Power Company

Pepco’s electric distribution service territory consists of the District of Columbia and major portions of Prince George’s County and Montgomery County in Maryland. The service territory covers approximately 640 square miles and, as of December 31, 2014, had a population of approximately 2.3 million. This region includes the following key industries that contribute to the regional economic base:

•	Federal and municipal government services;

•	Professional, scientific, educational and technical services;

•	Leisure, hospitality and transportation services; and

•	Healthcare and social services.

The following table shows the number of Pepco distribution customers in each of its service territories as of the end of each of the preceding three years.

	2014	2013	2012
	(in thousands)
District of Columbia	271	264	260
Maryland	544	537	533

Total	815	801	793

Pepco distributed a total of 25,751,000, 25,801,000 and 26,006,000 megawatt (MW) hours (MWh) of electricity in 2014, 2013 and 2012, respectively. The following table shows the allocation by percentage among customer types of the total MWh of electricity delivered by Pepco in each of its service territories during each of the preceding three fiscal years:

	2014	2013	2012
District of Columbia:
Residential	8%	8%	8%
Commercial, industrial and other	35%	35%	35%

Total	43%	43%	43%

Maryland:
Residential	22%	22%	22%
Commercial, industrial and other	35%	35%	35%

Total	57%	57%	57%

Pepco has been designated as the default electricity supplier in its District of Columbia and Maryland service territories by the DCPSC and the MPSC, respectively. Pepco purchases the electricity required to satisfy its SOS obligations from wholesale suppliers primarily under contracts entered into in accordance with competitive bid procedures approved and supervised by each of the DCPSC and the MPSC. For commercial customers in the District of Columbia and large commercial customers in Maryland that do not purchase their electricity from a competitive supplier, Pepco is obligated to provide Hourly Priced Service (HPS), a form of SOS service for which Pepco purchases the electricity in the next-day and other short-term PJM RTO markets.

Under orders issued by the DCPSC, Pepco is obligated to provide SOS to residential and small, medium-sized and large commercial customers in the District of Columbia indefinitely. Under orders issued by the MPSC, Pepco is obligated to provide SOS to residential and small commercial customers and to medium-sized commercial customers in Maryland through November 2015. As contracts expire, they are rebid annually by Pepco through the MPSC-approved request for proposal process. Pepco is paid tariff rates for the transmission and distribution of electricity over its transmission and distribution facilities to all electricity customers in its service territory, whether the customer receives SOS or HPS, or purchases electricity from a competitive supplier, and is entitled to recover from its SOS and HPS customers the costs of acquiring the electricity, plus an administrative charge that is intended to allow it to recover its administrative costs, plus a modest margin, which varies depending on the customer class.

The following table shows for Pepco customers in the District of Columbia and Maryland the percentage of distribution sales (measured by MWh) over the past three fiscal years to SOS customers.

	2014	2013	2012
District of Columbia	27%	25%	25%
Maryland	41%	41%	40%

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

Distribution and Supply of Electricity

DPL’s electric distribution service territory consists of portions of the state of Delaware, and Caroline, Cecil, Dorchester, Harford, Kent, Queen Anne’s, Somerset, Talbot, Wicomico and Worcester counties in Maryland. This territory covers approximately 5,000 square miles and, as of December 31, 2014, had a population of approximately 1.4 million. This region is economically diverse and includes the following key industries that contribute to the regional economic base:

•	Commercial activities in the region include banking, government, educational and health services, transportation and tourism.

•	Industrial activities in the region include chemical, pharmaceutical, food processing and oil refining.

The following table shows the number of DPL electricity distribution customers in each of its service territories as of the end of each of the preceding three fiscal years.

	2014	2013	2012
	(in thousands)
Delaware	308	305	303
Maryland	202	201	200

Total	510	506	503

DPL distributed a total of 12,413,000, 12,465,000 and 12,641,000 MWh of electricity in 2014, 2013 and 2012, respectively. The following table shows the allocation by percentage among customer types of the total MWh of electricity delivered by DPL in each of its service territories during each of the preceding three fiscal years:

	2014	2013	2012
Delaware:
Residential	24%	24%	24%
Commercial and industrial	41%	42%	43%

Total	65%	66%	67%

Maryland:
Residential	18%	17%	16%
Commercial and industrial	17%	17%	17%

Total	35%	34%	33%

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

Under orders issued by the DPSC, DPL is obligated to provide SOS to residential, small commercial and industrial customers in Delaware through May 2018, and to medium, large and general service commercial customers in Delaware through May 2016. Under orders issued by the MPSC, DPL is obligated to provide SOS to residential and small commercial customers in Maryland until further action of the Maryland General Assembly, and to medium-sized commercial customers in Maryland through November 2015. As contracts expire, they are rebid annually by DPL through the MPSC-approved request for proposal process. In Delaware and Maryland, DPL is paid tariff rates for the transmission and distribution of electricity over its transmission and distribution facilities to all electricity customers in its service territories, whether the customer receives SOS or HPS, or purchases electricity from a competitive supplier. In Delaware, DPL is also entitled to recover from its SOS and HPS customers the associated costs of acquiring the electricity (including transmission, capacity and ancillary services costs and costs to satisfy renewable energy requirements), plus an amount referred to as a Reasonable Allowance for Retail Margin. In Maryland, DPL is entitled to recover from its SOS and HPS customers the costs of acquiring the electricity, plus an administrative charge that is intended to allow it to recover its administrative costs, plus a modest margin, which varies depending on the customer class.

The following table shows for DPL customers in Delaware and Maryland the percentage of distribution sales (measured in MWh) over the past three fiscal years to SOS customers.

	2014	2013	2012
Delaware	44%	44%	47%
Maryland	51%	51%	53%

Distribution and Supply of Natural Gas

DPL provides regulated natural gas supply and distribution service to customers in a service territory consisting of a major portion of New Castle County in Delaware. This service territory covers approximately 275 square miles and, as of December 31, 2014, had a population of approximately 500,000.

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

	2014	2013	2012
	(in thousands, except percentages)
Number of natural gas customers	128	126	125
Thousand cubic feet (Mcf) of natural gas delivered	21,031	19,796	16,815
Percentage of natural gas supplied and delivered by DPL	69%	64%	60%

The following table shows on a percentage basis the allocation among customer types of the Mcf of natural gas delivered by DPL in Delaware in each of the preceding three fiscal years.

	2014	2013	2012
Residential	41%	40%	38%
Commercial and industrial	29%	25%	22%
Transportation and other	30%	35%	40%

Atlantic City Electric Company

Electricity Distribution and Supply

ACE’s electric distribution service territory consists of Gloucester, Camden, Burlington, Ocean, Atlantic, Cape May, Cumberland and Salem counties in southern New Jersey. The service territory covers approximately 2,700 square miles and had, as of December 31, 2014, a population of approximately 1.1 million. This region is economically diverse and includes the following key industries that contribute to the regional economic base:

•	Commercial activities in the region include professional services, government, educational and health services, casinos and tourism.

•	Industrial activities in the region include chemical, glass, food processing and oil refining.

The following table provides certain information regarding ACE’s electric distribution business for each of the last three fiscal years.

	2014	2013	2012
	(in thousands)
Number of electric distribution customers	546	545	545
MWh of electricity delivered	9,051	9,231	9,495

The following table shows the allocation by percentage among customer types of the total MWh of electricity delivered by ACE during each of the preceding three fiscal years.

	2014	2013	2012
Residential	45%	46%	46%
Commercial and industrial	55%	54%	54%

ACE has been designated as the default electricity supplier in its service territory by the NJBPU. In New Jersey, each of the state’s electric distribution companies, including ACE, jointly obtains the electricity to meet such companies’ collective BGS obligations from competitive suppliers selected through auctions authorized by the NJBPU for the supply of New Jersey’s total BGS requirements. Each winning bidder is required to supply its committed portion of the BGS customer load with full requirements service, consisting of power supply and transmission service. ACE provides two types of BGS:

•	fixed price BGS, which is provided to smaller commercial and residential customers at seasonally-adjusted fixed prices (which as of December 31, 2014, had a peak load of approximately 1,511 MW and represented approximately 97% of ACE’s total BGS load); and

•	commercial and industrial energy price BGS, which is provided to large customers at hourly PJM RTO real-time market prices for a term of 12 months (which as of December 31, 2014, had a peak load of approximately 54 MW and represented approximately 3% of ACE’s total BGS load).

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

For the year ended December 31, 2014, 49% of ACE’s total distribution sales (measured in MWh) were to BGS customers, as compared to 48% and 51% in 2013 and 2012, respectively.

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

Both Pepco and DPL have completed the installation and activation of AMI smart meters and related technologies in each of their jurisdictions. ACE has yet to receive approval from the NJBPU to proceed with the installation of AMI smart meters.

The DCPSC, the MPSC and the DPSC have approved the creation by Pepco and DPL of regulatory assets to defer certain costs associated with the implementation of the AMI system between rate cases and to defer carrying costs associated with the deferred costs. Thus, these costs will be recovered in the future through base rates; however, for AMI-related costs incurred by Pepco in Maryland with respect to test years after 2011, pursuant to an MPSC order, the recovery of such costs will be allowed when Pepco demonstrates that the AMI system is cost-effective. The MPSC’s July 2013 order in Pepco’s November 2012 electric distribution base rate application excluded the cost of AMI smart meters from Pepco’s rate base until such time as Pepco demonstrates the cost effectiveness of the AMI system. As a result, costs for AMI smart meters incurred with respect to the 2012 test year and beyond will be treated as other incremental AMI-related costs incurred in conjunction with the deployment of the AMI system that are deferred and on which carrying costs are deferred, but only until such cost effectiveness has been demonstrated and such costs are included in rates.

In 2010, two of PHI’s utility subsidiaries were granted cash awards in the aggregate amount of $168 million by the U.S. Department of Energy to support their smart grid initiatives.

•	Pepco was awarded $149 million for AMI, direct load control, distribution automation and communications infrastructure, of which $148 million has been received through December 31, 2014.

•	ACE was awarded $19 million for direct load control, distribution automation and communications infrastructure, all of which has been received through December 31, 2014.

Substantially all of the awards received have been recorded as reductions in AMI-related costs (including those costs capitalized as property, plant and equipment and those costs deferred as regulatory assets).

Utility Capital Expenditures

PHI’s utility subsidiaries allocate a substantial portion of their total capital expenditures to improving the reliability of their electrical transmission and distribution systems and replacing aging infrastructure throughout their service territories. These activities include:

•	identifying and upgrading under-performing feeder lines;

•	adding new facilities to support load;

•	installing distribution automation systems on both the overhead and underground network systems; and

•	rejuvenating and replacing underground residential cables.

In addition, PHI’s utility subsidiaries allocate capital expenditures to increasing transmission and distribution system capacity, providing resiliency against major storm events, providing operating and system flexibility and installing and upgrading facilities for new and existing customers. For a discussion of PHI’s consolidated capital expenditure plan for 2015 through 2019, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Capital Requirements – Capital Expenditures.”

District of Columbia Power Line Undergrounding Initiative

On May 3, 2014, the Council of the District of Columbia enacted the Electric Company Infrastructure Improvement Financing Act of 2014 (the Improvement Financing Act), which provides enabling legislation for the District of Columbia Power Line Undergrounding (DC PLUG) initiative. This $1 billion initiative seeks to selectively place underground some of the District of Columbia’s most outage-prone power lines, which lines and surrounding conduit would be owned and maintained by Pepco. A more detailed discussion of the Improvement Financing Act is provided in Note (7), “Regulatory Matters – District of Columbia Power Line Undergrounding Initiative,” to the consolidated financial statements of PHI.

NERC Reliability Standards

NERC has established, and FERC has approved, reliability standards with regard to the bulk power system that impose certain operating, planning and cyber security requirements on Pepco, DPL and ACE. There are eight NERC regional oversight entities, including ReliabilityFirst (RF), of which Pepco, DPL, ACE and Pepco Energy Services are members. These oversight entities are charged with the day-to-day implementation and enforcement of NERC’s reliability standards, which impose certain operating, planning and cybersecurity requirements on the bulk power systems of each utility. RF performs compliance audits on entities registered with NERC based on reliability standards and criteria established by NERC. NERC and RF also conduct compliance investigations in response to a system disturbance, complaint, or possible violation of a reliability standard identified by other means. Each of PHI’s utility subsidiaries are subject to routine audits and monitoring for compliance with applicable NERC reliability standards, including standards requested by FERC to increase the number of assets designated as “critical assets” (including cybersecurity assets) subject to NERC’s cybersecurity standards. NERC is empowered to impose financial penalties, fines and other sanctions for non-compliance with certain rules and regulations.

Energy Efficiency Initiatives

Dynamic Pricing

Dynamic pricing provides customers with incentives to reward them for decreasing their energy use during peak energy demand periods, when energy demand and consequently, the cost of supplying electricity, are higher. PHI’s dynamic pricing rate structures, implemented in tandem with PHI’s smart grid, provide customers with billing credits when they reduce their power usage in response to their utility’s request. Dynamic pricing programs include variable peak pricing and critical peak rebate programs.

Dynamic pricing has been approved by the respective public service commissions and is in place for Pepco customers in Maryland and DPL customers in Maryland and Delaware. As of December 31, 2014, approximately 468,000 Pepco customers in Maryland, 5,000 DPL customers in Maryland and 252,000 DPL customers in Delaware have participated in dynamic pricing programs.

In February 2014, the DCPSC rejected Pepco’s proposal for dynamic pricing in the District of Columbia, but expressed interest in exploring dynamic pricing rate structures in future proceedings. Dynamic pricing has not been approved by the NJBPU for ACE’s customers in New Jersey.

Utility Energy Efficiency Programs

Each of Pepco, DPL and ACE has implemented the Energy Wise Rewards™ program, which allows participating customers to reduce energy usage and costs by authorizing the utility to cycle their air conditioner compressors off and on during high energy demand periods. Customers participating in this program are eligible to receive a credit on their bill. Pepco and DPL have also implemented a portfolio of energy efficiency programs designed to reduce energy consumption in Maryland, including appliance rebate and recycling, home energy check-ups, rebates on the purchase of energy efficiency equipment and services and discounts on energy efficient light bulbs and lighting fixtures. The MPSC has approved a customer surcharge through 2015 to recover Pepco’s and DPL’s costs associated with these energy efficiency programs.

Pepco Energy Services

Pepco Energy Services is engaged in the following:

•	Energy savings performance contracting business: designing, constructing and operating energy efficiency projects and distributed generation equipment, including combined heat and power plants, principally for federal, state and local government customers;

•	Underground transmission and distribution business: providing underground transmission and distribution construction and maintenance services for electric utilities in North America; and

•	Thermal business: providing steam and chilled water under long-term contracts through systems owned and operated by Pepco Energy Services, primarily to hotel casinos in Atlantic City, New Jersey.

The energy savings performance contracting business is highly competitive, and Pepco Energy Services competes with other energy services companies primarily with respect to contracts with federal, state and local governments and independent agencies. Many of these energy services companies are subsidiaries of larger building controls and equipment providers or utility holding companies. Competitive offerings include a wide range of electrical and thermal system upgrades, improved controls, and generation equipment such as combined heat and power units. Among the factors as to which companies in this business compete are the amount and duration of the guarantees provided in energy savings performance contracts and the quality and value of service provided to customers. In connection with many of Pepco Energy Services’ energy savings performance contracts, Pepco Energy Services provides performance guarantees, including guarantees of a certain level of energy savings. This business is affected by new entrants into the market, the financial strength of customers, governmental directives regarding energy efficiency, energy prices, and general economic conditions. Pepco Energy Services’ backlog of construction contracts in this business decreased to $41 million at December 31, 2014 from $91 million at December 31, 2013. Pepco Energy Services estimates that it will complete the construction contracts in its 2014 backlog during 2015.

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

Through its wholly owned subsidiary, W.A. Chester, L.L.C., and its subsidiaries, Pepco Energy Services constructs and maintains underground transmission and distribution projects for electric utilities in North America. W.A. Chester is one of the two largest North American contractors that specializes in the installation and maintenance of pipe-type cable systems, a technology that W.A. Chester believes currently accounts for the majority of existing underground transmission circuit miles in North America. W.A. Chester’s primary competitor in the pipe-type cable system market is UTEC Constructors Corporation, and there are several other contractors that do not specialize in this cable system but rather undertake installation projects on a more limited basis. W.A. Chester also competes in the market for the installation and maintenance of solid dielectric cable, which is a relatively newer technology compared to pipe-type cable systems. The solid dielectric cable installation and maintenance market is highly competitive and composed of numerous different competitors, and the barriers to entry in this market are relatively low. The principal factors for competition in both of these markets are price, experience, customer service and ability to handle a wide range of utility applications. W.A. Chester believes its competitive strengths in both of these markets are the breadth of its experience in working with both technologies in various utility applications (including new installations, modifications, upgrades and maintenance of existing systems), its in-depth knowledge of the U.S. and Canadian utility industries and utility customers’ needs, and its ability to manage successfully all phases of these projects for the customer. W.A. Chester’s backlog of construction contracts increased to $104 million at December 31, 2014 from $84 million at December 31, 2013. W.A. Chester estimates that it will complete $67 million of the construction contracts in its backlog in 2015 and $37 million in 2016.

Revenues associated with Pepco Energy Services’ combined heat and power thermal generating facilities and operations in Atlantic City are derived from long-term contracts with a few major customers in the Atlantic City hotel and casino industry. The carrying amount of Pepco Energy Services’ long-lived assets in Atlantic City at December 31, 2014 totaled $2 million, after impairment losses aggregating $81 million that were recorded during the third and fourth quarters of 2014. In September 2014, two significant customers of these thermal operations declared Chapter 11 bankruptcy. One of the customers closed operations in September 2014 and is seeking a buyer for its facility. The second customer announced that it would remain open in 2015 but that it could close operations later this year if it is unable to lower its operating costs. At September 30, 2014, PHI performed impairment tests on asset groups comprising substantially all of the long-lived assets associated with its thermal operations in Atlantic City and recorded an impairment loss of $53 million ($32 million after-tax) with respect to the most significant asset group (with a carrying amount, before the impairment loss, of $70 million at September 30, 2014). In light of recent developments regarding future business prospects with the two significant customers that declared bankruptcy in September 2014 (including their rejection of Pepco Energy Services’ long-term thermal contracts during February 2015, as part of these customers’ bankruptcy proceedings) and the fact that two other significant customers of the thermal operations declared Chapter 11 bankruptcy in January 2015, Pepco Energy Services again performed impairment tests on asset groups comprising substantially all of the long-lived assets associated with its thermal operations in Atlantic City at December 31, 2014. As a result, Pepco Energy Services recorded an additional impairment charge of $28 million ($16 million after-tax) in the fourth quarter of 2014 that was associated with the most significant asset group and another asset group. Future developments with respect to these and other customers in Atlantic City may require Pepco Energy Services to perform additional impairment analyses of the thermal operations and certain related assets. If these assets are determined to be further impaired, Pepco Energy Services would reduce the carrying value of these assets by the amount of the impairment and record a corresponding non-cash charge to earnings. Moreover, the contract rejections referred to above are expected to reduce Pepco Energy Services’ future earnings and cash flow associated with its thermal operations in Atlantic City.

PHI guarantees the obligations of Pepco Energy Services under certain contracts in its energy savings performance contracting business and underground transmission and distribution construction business. At December 31, 2014, PHI’s guarantees of Pepco Energy Services’ obligations under these contracts totaled $336 million. PHI also guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for construction projects. These guarantees totaled $185 million at December 31, 2014.

During 2012, Pepco Energy Services deactivated its Buzzard Point and Benning Road oil-fired generation facilities. Pepco Energy Services is demolishing the Benning Road generation facility and realizing the scrap metal salvage value of the facility. The demolition of the facility commenced in the fourth quarter of 2013 and is expected to be completed in the first quarter of 2015. Pepco Energy Services is recognizing the salvage proceeds associated with the scrap metals at the facility as realized. At December 31, 2014, Pepco Energy Services owned five renewable energy generating facilities, with an aggregate generating capacity of 17,400 KW. See Part I, Item 2. “Properties – Generating Facilities” for more information about these facilities.

Discontinued Operations

Through its wholly owned subsidiary PCI, PHI maintained a portfolio of cross-border energy lease investments. During the third quarter of 2013, PHI completed the termination of its interests in its cross-border energy lease investments. These activities, which previously comprised substantially all of the operations of the Other Non-Regulated segment, have been accounted for as discontinued operations. The remaining operations of the Other Non-Regulated segment, which no longer meet the definition of a separate segment for financial reporting purposes, are included in Corporate and Other. Substantially all of the information in the notes to the consolidated financial statements of PHI with respect to the cross-border energy lease investments has been consolidated in Note (20), “Discontinued Operations – Cross-Border Energy Lease Investments.”

In 2013, Pepco Energy Services completed a previously announced wind-down of its retail electric and retail natural gas supply businesses. These operations are being accounted for as discontinued operations and are no longer a part of the Pepco Energy Services segment for financial reporting purposes. Substantially all of the information in the notes to the consolidated financial statements of PHI with respect to Pepco Energy Services’ retail electric and retail natural gas supply businesses has been consolidated in Note (20), “Discontinued Operations – Retail Electric and Natural Gas Supply Businesses of Pepco Energy Services.”

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

As a result of the implementation of a bill stabilization adjustment (BSA) for retail customers of Pepco and DPL in Maryland and for customers of Pepco in the District of Columbia, distribution revenues from utility customers in these jurisdictions have been decoupled from the amount of electricity delivered. Under the BSA, utility customers pay an approved distribution charge for their electric service which does not vary by electricity usage. This change has had the effect of aligning annual distribution revenues more closely with annual distribution costs. In addition, the change has had the effect of eliminating changes in customer electricity usage, whether due to weather conditions or for any other reason, as a factor having an impact on annual distribution revenue and net income in those jurisdictions. The BSA also eliminates what otherwise might be a disincentive for the utility to aggressively develop and promote efficiency programs. A comparable revenue decoupling mechanism proposed for DPL electricity and natural gas customers in Delaware is under consideration by the DPSC although there was little activity in this matter in 2014. Distribution revenues are not decoupled for the distribution of electricity by ACE in New Jersey, and thus are subject to variability due to changes in customer consumption.

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

Regulation

The operations of PHI’s utility subsidiaries, including the rates and tariffs they are permitted to charge customers for the transmission and distribution of electricity, and, in the case of DPL, the distribution and transportation of natural gas, are subject to regulation by governmental agencies in the jurisdictions in which the subsidiaries provide utility service as described above in “– PHI’s Utility Subsidiaries.” Rates and tariffs are established by these regulatory commissions.

As further described in Note (1), “Organization,” to the consolidated financial statements of PHI, on April 29, 2014, PHI entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than pursuing the conclusion of certain proceedings, as described in Note (7), “Regulatory Matters – Rate Proceedings,” to the consolidated financial statements of PHI.

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

In an effort to minimize the effects of regulatory lag, prior to the initial execution of the Merger Agreement in April 2014, PHI’s utility subsidiaries had been filing electric distribution base rate cases every nine to twelve months in each of their jurisdictions, pursuing alternative ratemaking mechanisms, evaluating potential reductions in planned capital expenditures, and discussing with the regulatory community and other stakeholders the changing regulatory model economics that are causing regulatory lag.

As further described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation,” PHI has entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings. Accordingly, with the exception of ongoing rate cases (see Note (7), “Regulatory Matters – Rate Proceedings,” to the consolidated financial statements of PHI), PHI’s efforts to mitigate regulatory lag have been delayed pending the closing of the Merger or the termination of the Merger Agreement.

MAPP Settlement Agreement

For information about the Mid-Atlantic Power Pathway (MAPP) settlement agreement, please refer to Note (7), “Regulatory Matters – MAPP Settlement Agreement,” to the consolidated financial statements of PHI.

MPSC New Generation Contract Requirement

For information about the MPSC new generation contract requirement, please refer to Note (7), “Regulatory Matters – MPSC New Generation Contract Requirement,” to the consolidated financial statements of PHI.

ACE Standard Offer Capacity Agreements

For information about the ACE Standard Offer Capacity Agreements, please refer to Note (7), “Regulatory Matters – ACE Standard Offer Capacity Agreements,” to the consolidated financial statements of PHI.

Environmental Matters

PHI, through its subsidiaries, is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, greenhouse gas emissions, and limitations on land use. In addition, federal and state statutes authorize governmental agencies to compel responsible parties to clean up certain abandoned or unremediated hazardous waste sites. PHI’s subsidiaries may incur costs to clean up currently or formerly owned facilities or sites found to be contaminated, as well as other facilities or sites that may have been contaminated due to past disposal practices. PHI’s subsidiaries may also be responsible for ongoing environmental remediation costs associated with facilities or operations that have been sold to third parties as further described in Note (16), “Commitments and Contingencies – Environmental Matters – Conectiv Energy Wholesale Power Generation Sites,” to the consolidated financial statements of PHI.

PHI’s subsidiaries’ currently projected capital expenditures for the replacement of existing or installation of new environmental control facilities that are necessary for compliance with environmental laws, rules or agency orders are approximately $13.0 million in 2015, $9.3 million in 2016, $4.3 million in 2017 and $2.4 million in 2018. The projections for these capital expenditures could change depending on the outcome of the matters addressed below or as a result of the imposition of additional environmental requirements or new or different interpretations of existing environmental laws, rules and agency orders. In view of the sale of PHI’s competitive wholesale power generation business in 2010 and the deactivation in 2012 of two generating facilities located in the District of Columbia owned by Pepco Energy Services, PHI is no longer significantly affected by air quality and other environmental regulations applicable to electricity generating facilities.

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

Water Quality Regulation

Clean Water Act

Provisions of the federal Water Pollution Control Act, also known as the Clean Water Act, establish the basic legal structure for regulating the discharge of pollutants from point sources (generally confined, discrete conveyances such as pipes) to surface waters of the United States. Among other things, the Clean Water Act requires that any person wishing to discharge pollutants from a point source obtain a National Pollutant Discharge Elimination System (NPDES) permit issued by EPA or by a state agency under a federally authorized state program.

Pepco holds a NPDES permit issued by EPA with a June 19, 2009 effective date, which authorizes discharges from the Benning Road facility, including the now deactivated Pepco Energy Services generating facility located at that site. The 2009 permit imposed compliance monitoring and storm water best management practices to satisfy the District of Columbia’s Total Maximum Daily Load (TMDL) standards for polychlorinated biphenyls, oil and grease, metals and other substances. As part of the implementation of the TMDL requirements, the permit also imposed numerical limits on certain substances in storm water discharges to the Anacostia River. Quarterly monitoring results since the issuance of the permit have shown consistent exceedances of the limits for copper and zinc, as well as occasional exceedances for iron and lead. As required by the permit, Pepco initiated a study to identify the potential sources of these regulated substances at the site and to determine appropriate best management practices for minimizing the presence of the substances in storm water discharges from the facility. The initial study report was completed in May 2012. Pepco has completed the implementation of the first two phases of the best management practices recommended in the study report (consisting principally of installing metal absorbing filters to capture contaminants from storm water flows, removing stored equipment from areas exposed to the weather, covering and painting exposed metal pipes, and covering and cleaning dumpsters). These measures have been effective in reducing metal concentrations in stormwater discharges; however, additional measures will be required to be implemented by Pepco to reduce the concentrations to levels required by the permit.

The NPDES permit was due to expire on June 19, 2014. Pepco submitted a permit renewal application on December 17, 2013. In November 2014, EPA advised Pepco that it will not renew the permit until the Benning Road facility has come into compliance with the existing permit limits. The current permit remains in effect pending EPA’s action on the renewal application. Pepco has prepared a plan to implement the third phase of the best management practices recommended in the study report with the objective of achieving full compliance with the permit limits by the end of 2015. The plan was submitted to EPA on December 30, 2014, and Pepco has begun implementing those best practices in accordance with the plan. Pepco anticipates that EPA may request that Pepco enter into an administrative compliance agreement with respect to the implementation of these additional control measures, and may seek administrative penalties for past noncompliance with the permit limits for metals in storm water. Whether such penalties will be imposed and, if so, the amount of any such penalties, is not known or estimable at this time. At present, Pepco expects that compliance with the permit limits can be achieved through a combination of enhanced storm drain inlet controls (filters and metal absorbing booms), enhanced site housekeeping, and enhanced inspection and maintenance of storm water controls. If these measures are not adequate to achieve compliance with the permit limits, however, it is possible that a capital project to install a storm water treatment system may be required. The need for any such capital expenditures will not be known until Pepco has implemented the third phase of the best management practices.

EPA Oil Pollution Prevention Regulations

Facilities that, because of their location, store or use oil and could reasonably be expected to discharge oil into water bodies or adjacent shorelines in quantities that may be harmful to the environment are subject to EPA’s oil pollution prevention regulations. These regulations require entities to prepare and implement Spill Prevention, Control, and Countermeasure (SPCC) plans and specify site-specific measures to prevent and respond to an oil discharge. The SPCC regulations generally require the use of containment and/or diversionary structures to prevent the discharge of oil in the event of a leak or release of oil at the facility. As an alternative to the containment/diversionary structure requirement, owners of certain oil-filled operational equipment, such as electric system transformers, may comply with EPA’s regulations by implementing an inspection and monitoring program, developing an oil spill contingency plan, and providing a written commitment of resources to control and remove any discharge of oil. Pepco, DPL and ACE are complying with the SPCC regulations by employing containment/diversionary structures and by means of inspection and monitoring measures, in each case where such measures have been determined to be appropriate. Total costs of complying with these regulations in 2014 for Pepco, DPL and ACE collectively were approximately $7.4 million. PHI projects total expenditures of approximately $29.0 million over the next five years for its subsidiaries to comply with these regulations, as shown in the capital expenditure projection set forth in “Environmental Matters” above, all of which are to install additional containment facilities and to replace certain oil-filled breakers with gas-filled breakers to eliminate the possibility of an oil release from such equipment. Compliance costs for Pepco Energy Services have not been material, and PHI does not expect that they will become material in the foreseeable future.

EPA Coal Combustion Residuals Regulations

In December 2014, EPA issued new regulations regarding coal combustion residuals, commonly known as coal ash, from coal-fired power plants. These regulations govern risks associated with coal ash disposal and establish recordkeeping and reporting requirements. The regulations also support the responsible recycling of coal ash by distinguishing safe and beneficial uses from disposal.

The regulations do not apply to inactive ash landfills that cease receiving coal ash prior to the effective date of the regulations, which will be six months after they are published in the Federal Register. Accordingly, the new regulations will not apply to PHI’s Edge Moor landfill, which was retained in the sale of the Conectiv Energy wholesale power generation business to Calpine Corporation in 2010. PHI also does not expect that these regulations will necessitate any changes to Pepco’s technical closure plan for the right-of-way that traverses the Brandywine fly ash disposal site in Brandywine, Prince George’s County, Maryland, because the technical closure plan is designed to comply with the more stringent Maryland landfill closure requirements.

Hazardous Substance Regulation

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) authorizes EPA, and comparable state laws authorize state environmental authorities, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. Parties that generated or transported hazardous substances to such sites, as well as the owners and operators of such sites, may be deemed liable under CERCLA or comparable state laws. Each of Pepco, DPL and ACE has been named by EPA or a state environmental agency as a potentially responsible party in pending proceedings involving certain contaminated sites. For additional information on these matters, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Capital Requirements – Environmental Remediation Obligations,” and Note (16), “Commitments and Contingencies – Environmental Matters,” to the consolidated financial statements of PHI.

Employees

At December 31, 2014, PHI had the following employees:

		In Collective Bargaining Agreements
	Non- union	International Brotherhood of Electrical Workers	International Union of Operating Engineers	Other	Total
Pepco	385	1,116	—	—	1,501
DPL	233	650	—	—	883
ACE	184	361	—	—	545
Pepco Energy Services	140	209	37	31	417
PHI Service Company and Other	1,432	347	—	—	1,779

Total PHI Employees	2,374	2,683	37	31	5,125

PHI’s utility subsidiaries are parties to five collective bargaining agreements with four local unions. Collective bargaining agreements are generally renegotiated every three to five years. All of these collective bargaining agreements were renegotiated in 2014 and were extended through various dates ranging from October 2018 through June 2020.

Executive Officers of PHI

The names of the executive officers of PHI, their ages and the positions they held as of February 26, 2015, are set forth in the following table. The business experience of each executive officer during at least the past five years is set forth adjacent to his or her name under the heading “Office and Length of Service” in the following table and in the applicable footnote.

Name	Age	Office and Length of Service
Joseph M. Rigby	58	Chairman of the Board 5/09 - Present, President 3/08 - Present, and Chief Executive Officer 3/09 - Present (1)
David M. Velazquez	55	Executive Vice President 3/09 - Present (2)
Kevin C. Fitzgerald	52	Executive Vice President and General Counsel 9/12 - Present (3)
Frederick J. Boyle	57	Senior Vice President and Chief Financial Officer 4/12 - Present (4)
Kenneth J. Parker	52	Senior Vice President, Government Affairs and Corporate Citizenship 9/12 - Present (5)
Thomas H. Graham	54	Vice President 8/13 - Present (6)
Ronald K. Clark	59	Vice President and Controller 8/05 - Present
Laura L. Monica	58	Vice President 8/11 - Present (7)
Hallie M. Reese	51	Vice President, PHI Service Company 5/05 - Present
John U. Huffman	55	President 6/06 - Present, and Chief Executive Officer, Pepco Energy Services, Inc. 3/09 - Present (8)

(1)	Mr. Rigby was Chief Operating Officer of PHI from September 2007 until February 28, 2009 and Executive Vice President of PHI from September 2007 until March 2008, Senior Vice President of PHI from August 2002 until September 2007 and Chief Financial Officer of PHI from May 2004 until September 2007. Mr. Rigby was President and Chief Executive Officer of Pepco, DPL and ACE from September 1, 2007 to February 28, 2009. Mr. Rigby has been Chairman of Pepco, DPL and ACE since March 1, 2009. Since October 10, 2014, Mr. Rigby has served as a director of Dominion Midstream GP, LLC, the general partner of Dominion Midstream Partners, LP (NYSE: DM), a publicly-traded limited partnership. On April 29, 2014, PHI entered into that certain Employment Extension Agreement with Mr. Rigby, which extended the term of his employment as PHI’s President and Chief Executive Officer for a period beginning on January 1, 2015 and ending on the first to occur of (1) April 29, 2016, (2) the closing date of the Merger or (3) the date that is six months after the Merger Agreement is terminated.
(2)	Mr. Velazquez served as President of Conectiv Energy Holding Company, formerly an affiliate of PHI, from June 2006 to February 28, 2009, Chief Executive Officer of Conectiv Energy Holding Company from January 2007 to February 28, 2009 and Chief Operating Officer of Conectiv Energy Holding Company from June 2006 to December 2006.
(3)	Mr. Fitzgerald joined PHI in September 2012 as Executive Vice President and General Counsel. From 1997 to 2012, he was a partner with the law firm of Troutman Sanders, LLP in Washington, D.C. Mr. Fitzgerald was Managing Partner of that firm’s Washington, D.C. office from 1999 until 2010 and Executive Partner for Client Development Strategic Planning from 2010 to September 2012.

(4)	Mr. Boyle joined PHI in April 2012 as Senior Vice President and Chief Financial Officer. Prior to such time, he served as Senior Vice President and Chief Financial Officer of DPL Inc. and its wholly owned utility subsidiary, The Dayton Power and Light Company, from December 2010 until its acquisition in 2011. He served as Senior Vice President, Chief Financial Officer and Treasurer of both companies from May 2009 to December 2010, Senior Vice President, Chief Financial Officer, Treasurer and Controller of both companies from December 2008 to May 2009, Vice President, Finance, Chief Accounting Officer and Controller of both companies from June 2008 to November 2008, Vice President, Chief Accounting Officer and Controller of both companies from July 2007 to June 2008, and Vice President and Chief Accounting Officer of both companies from June 2006 to July 2007.
(5)	Mr. Parker became Senior Vice President, Government Affairs and Corporate Citizenship in September 2012. From June 2009 to September 2012, he served as Vice President of Public Policy of PHI. From March 2005 to June 2009, he served as the ACE Region President.
(6)	Mr. Graham became Vice President, People Strategy and Human Resources, in August 2013. From March 2005 to August 2013, he served as the Pepco Region President.
(7)	Ms. Monica joined PHI in August 2011 as Vice President, Corporate Communications. From October 2006 to October 2010, Ms. Monica was Senior Vice President, Corporate Communications at American Water Works Company, Inc. (NYSE: AWK), and from September 1991 to October 2006, Ms. Monica was President of High Point Communications, a strategic communications firm. Ms. Monica rejoined High Point Communications as President from October 2010 to August 2011.
(8)	Mr. Huffman has been employed by Pepco Energy Services since June 2003. He was Chief Operating Officer from April 2006 to February 28, 2009, Senior Vice President from February 2005 to March 2006 and Vice President from June 2003 to February 2005.

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

NERC’s eight regional oversight entities, including RF, of which Pepco, DPL, ACE and Pepco Energy Services are members, and the Northeast Power Coordinating Council (NPCC), of which Pepco Energy Services is a member, are charged with the day-to-day implementation and enforcement of NERC’s standards. RF and NPCC perform compliance audits on entities registered with NERC based on reliability standards and criteria established by NERC. NERC, RF and NPCC also conduct compliance investigations in response to a system disturbance, complaint, or possible violation of a reliability standard identified by other means. Pepco, DPL, ACE and Pepco Energy Services are subject to routine audits and monitoring with respect to compliance with applicable NERC reliability standards, including standards requested by FERC to increase the number of assets (including cyber security assets) subject to NERC cyber security standards that are designated as “critical assets.” From time to time, Pepco, DPL and ACE have entered into settlement agreements with RF resolving alleged violations and resulting in fines. There can be no assurance that additional settlements resolving issues related to RF or NPCC requirements will not occur in the future. The imposition of additional sanctions and civil fines by these enforcement entities could have a material adverse effect on a Reporting Company’s results of operations, cash flow and financial condition.

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

The regulatory authorities that regulate PHI’s utility subsidiaries establish utility rates and tariffs intended to provide each utility the opportunity to obtain revenues sufficient to recover its prudently incurred costs, together with a reasonable return on investor supplied capital. These regulatory authorities also determine how Pepco, DPL and ACE recover from their customers purchased power and natural gas and other operating costs, including transmission and other costs. The utilities cannot change their rates without approval by the applicable regulatory authority. There can be no assurance that the regulatory authorities will consider all costs to have been prudently incurred, nor can there be any assurance that the regulatory process by which rates are determined will always result in rates that achieve full and timely recovery of costs or a just and reasonable rate of return on investments. In addition, if the costs incurred by any of the utilities in operating its business exceed the amounts on which its approved rates are based, the financial results of that utility, and correspondingly PHI, may be adversely affected.

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

Prior to PHI’s initial execution of the Merger Agreement in April 2014, in an effort to minimize the effects of regulatory lag, PHI’s utility subsidiaries had been filing electric distribution base rate cases every nine to twelve months in each of their jurisdictions, pursuing alternative ratemaking mechanisms, evaluating potential reductions in planned capital expenditures, and discussing with the regulatory community and other stakeholders the changing regulatory model economics that are causing regulatory lag. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings. Any inability of PHI’s utility subsidiaries to mitigate regulatory lag could have a material adverse effect on PHI’s and each utility subsidiary’s business, results of operations, cash flow and financial condition.

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

Upgrades and improvements to computer systems and networks may require substantial amounts of management’s time and financial resources to complete, and may also result in system or network defects or operational errors due to employees’ inexperience of using a new or upgraded system. In January 2015, PHI’s utility subsidiaries implemented an integrated customer billing and information management system to replace separate existing legacy customer billing and information systems. There can be no assurance that this new system will not cause disruptions to the utility subsidiaries’ operations, which disruptions, if not anticipated and appropriately mitigated, could harm their business (individually or collectively) and have a material adverse effect on their results of operations, financial condition and cash flows.

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

Unfavorable regulatory developments and compliance with new or more rigorous regulatory requirements may subject PHI’s utility subsidiaries to higher operating costs.

PHI’s utility subsidiaries are subject to and will continue to be subject to changing regulatory requirements, including those related to reliability and customer service, in the various jurisdictions in which they operate. For example, in 2012, the MPSC adopted rules establishing reliability and customer service requirements. In April 2014, DPL filed a corrective action plan with the MPSC to address noncompliance in 2013 with certain of these reliability requirements. DPL expects to file an annual report in April 2015 indicating that it has not complied with certain of these requirements for 2014. In addition, in July 2011, the DCPSC adopted regulations that establish specific maximum outage frequency and outage duration levels beginning in 2013 and continuing through 2020 and thereafter and are intended to require Pepco to achieve a reliability level in the first quartile of all utilities in the nation by 2020. The reliability standards permit Pepco to petition the DCPSC to reevaluate these standards for the period from 2016 to 2020 to address feasibility and cost issues.

Each of Pepco and DPL may incur significant operating and maintenance and capital expenses to comply with these requirements. Furthermore, each of Pepco and DPL would be subject to civil penalties or other sanctions if it does not meet the required performance or reliability standards. Other jurisdictions in which PHI’s utility subsidiaries have operations have already adopted or may in the future adopt reliability and customer service quality standards, the violation of which could also result in the imposition of penalties, fines and other sanctions. Compliance, and any failure to comply, with current, proposed or future regulatory requirements may have a material adverse effect on PHI and each utility subsidiary’s business, results of operations, cash flow and financial condition.

The resolution of tax matters involving PHI’s former cross-border energy lease investments may have a material negative impact on PHI’s results of operations and financial condition. (PHI only).

Prior to July 2013, a wholly owned subsidiary of PHI had maintained a portfolio of cross-border energy lease investments involving public utility assets located outside of the United States, which investments were terminated during the third quarter of 2013 prior to the expiration date of the leases. The aggregate financial impact to PHI of the completion of these early terminations resulted in a pre-tax loss, including transaction costs, of approximately $3 million ($2 million after-tax) for the year ended December 31, 2013.

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

After consideration of certain tax benefits arising from matters unrelated to these lease investments, PHI estimated that, as of March 31, 2013, it would have been obligated to pay approximately $192 million in additional federal and state taxes and approximately $50 million of interest on the additional federal and state taxes. In order to mitigate PHI’s ongoing interest costs associated with the $242 million estimate of additional taxes and interest, PHI made an advanced payment to the IRS of $242 million in the first quarter of 2013. While PHI presently believes that it is more likely than not that no penalty will be incurred, the IRS could require PHI to pay a penalty of up to 20% of the amount of additional taxes due. In order to mitigate the cost of continued litigation related to the cross-border energy lease investments, PHI and its subsidiaries have entered into discussions with the IRS with the intention of seeking a settlement of all tax issues for open tax years 2001 through 2011, including the cross-border energy lease issue. PHI currently believes that it is possible that a settlement with the IRS may be reached in 2015. If a settlement of all tax issues or a standalone settlement on the cross-border energy leases is not reached, PHI may move forward with its litigation with the IRS. Further discovery in the case is stayed until March 19, 2015, pursuant to an order issued by the court on December 2, 2014.

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

As of December 31, 2014, 54% of employees of PHI and its subsidiaries, collectively, were represented by various labor unions. PHI’s utility subsidiaries are parties to five collective bargaining agreements with four local unions that represent these employees. Collective bargaining agreements are generally renegotiated every three to five years, and the risk exists that there could be a work stoppage after expiration of an agreement until a new collective bargaining agreement has been reached. All of these collective bargaining agreements were renegotiated in 2014. Labor negotiations typically involve bargaining over wages, benefits and working conditions, including management rights. Although PHI believes that protracted work stoppages are unlikely, such an event could result in a disruption of the operations of the affected utility, which could, in turn, have a material adverse effect upon the business, results of operations, cash flow and financial condition of the affected utility and PHI.

Pepco Energy Services’ thermal business in Atlantic City, New Jersey is exposed to customer concentration, and the loss of one or more of its significant customers would have a material adverse effect on Pepco Energy Services’ results of operations and cash flow. (PHI only)

Revenues associated with Pepco Energy Services’ combined heat and power thermal generating facilities and operations in Atlantic City are derived from long-term contracts with a few major customers in the Atlantic City hotel and casino industry, some of which are experiencing significant financial difficulties and have closed or have contemplated closing operations. During 2014, PHI performed impairment tests on the most significant asset groups comprising these facilities and operations and recorded impairment losses of $81 million ($48 million after-tax) with respect to the two most significant asset groups. Two significant thermal business customers declared Chapter 11 bankruptcy in September 2014, and in February 2015, rejected Pepco Energy Services’ long-term thermal contracts as part of these customers’ bankruptcy proceedings. These contract rejections are expected to reduce Pepco Energy Services’ future earnings and cash flow associated with its thermal operations in Atlantic City and further reductions in future earnings and cash flows may occur if Pepco Energy Services’ thermal customers continue to experience financial difficulties.

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

Pepco Energy Services’ obligations in connection with its combined heat and power construction projects, energy savings construction projects and energy savings performance contracts may have a material adverse effect on PHI. (PHI only)

Pepco Energy Services has undertaken projects which include design, construction, startup and testing activities related to combined heat and power and energy savings construction projects, pursuant to guaranteed maximum price or fixed-price contracts. Pepco Energy Services will generally secure commitments from subcontractors and vendors to perform within contract pricing commitments, equipment-performance standards, jobsite safety requirements, and other key parameters. Under a number of these projects, the customer of Pepco Energy Services has required Pepco Energy Services to obtain surety bonds securing the performance of Pepco Energy Services, or its subcontractors or vendors. PHI has been required to guarantee the performance of Pepco Energy Services under the surety bonds and certain of these construction contracts. PHI also guarantees the obligations of Pepco Energy Services under certain of its energy savings performance contracts. At December 31, 2014, PHI’s guarantees of Pepco Energy Services’ obligations under its energy savings performance, combined heat and power, and construction contracts totaled $336 million, and PHI’s guarantees of Pepco Energy Services’ obligations under surety bonds for construction projects totaled $185 million.

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

PHI management seeks to mitigate the risks inherent in the implementation of PHI’s business strategy through its established risk mitigation process, which includes adherence to PHI’s business policies and other compliance policies, operation of formal risk management structures and groups, and overall business management. PHI management is responsible for identifying, assessing and managing risks, and developing risk-management strategies, while the Board of Directors and its various committees oversee the assessment, management and mitigation of risk. However, there can be no assurance these risk mitigation efforts will adequately address all such risks or that such efforts will be successful, and a failure to successfully identify, assess, manage or mitigate such risks may have a material adverse effect on the business, results of operations, cash flow or financial condition of one or more of the Reporting Companies.

PHI and its subsidiaries are exposed to contractual and credit risks associated with certain of their operations.

PHI and its subsidiaries are subject to a number of contractual and credit risks associated with certain of their operations. To mitigate contractual or credit risk, PHI or a subsidiary may give to or receive from the counterparty collateral or other types of performance assurance, which may be in the form of cash, letters of credit or parent guarantees, to protect against performance and credit risk. Even where collateral is provided, capital market disruptions, the lowered rating or insolvency of the issuer or guarantor, changes in the power supply other market prices and other events may prevent a party from being able to meet its obligations or may degrade the value of collateral, letters of credit and guarantees, and the collateral, guarantee or other performance assurance provided may prove insufficient to protect against all losses that a party may ultimately suffer. In the event of a bankruptcy of a counterparty to any contract to which PHI or any of its subsidiaries is a party, bankruptcy law, in some circumstances, could require the surrender of collateral or other guarantees held or payments received.

Business operations could be adversely affected by terrorism and cyber attacks.

The threat of, or actual acts of, terrorism or cyber attacks may affect the operations of PHI and its subsidiaries in unpredictable ways and may cause changes in the insurance markets, force an increase in security measures and cause electrical disruptions or disruptions of fuel supplies and markets, including natural gas. Utility industry operations require the continued deployment and utilization of sophisticated information technology systems and network infrastructure. While PHI has implemented protective measures designed to mitigate its vulnerability to physical and cyber threats and attacks, such protective measures, and technology systems generally, are vulnerable to disability or failure due to cyber attack, acts of war or terrorism, and other causes. As a result, there can be no assurance that such protective measures will be completely effective in protecting PHI’s infrastructure or assets from a physical or cyber attack or the effects thereof. If any of Pepco’s, DPL’s or ACE’s infrastructure facilities, including their transmission or distribution facilities, were to be a direct target, or an indirect casualty, of an act of terrorism or a cyber attack, the operations of PHI, Pepco, DPL or ACE could be adversely affected. Furthermore, any threats or actions that negatively impact the physical security of the facilities of PHI or its subsidiaries, or the integrity or security of their computer networks and systems (and any programs or data stored thereon or therein), could adversely affect the ability of PHI or its subsidiaries to manage these facilities, networks, systems, programs and data efficiently or effectively, which in turn could have a material adverse effect on PHI’s or its subsidiaries’ results of operations and financial condition. In addition, any theft, loss or fraudulent use of customer, stockholder, employee or proprietary data as a result of a cyber attack or otherwise could subject PHI or its subsidiaries to significant litigation, liability and costs, as well as adversely impact PHI’s or its utility subsidiaries’ reputation with customers, stockholders and regulators, among others. Corresponding instability in the financial markets as a result of threats or acts of terrorism or threatened or actual cyber attacks also could adversely affect the ability of PHI or its subsidiaries to raise needed capital.

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

Insurance coverage may not be sufficient to cover all casualty, property or other losses that PHI and its subsidiaries might incur.

PHI and its subsidiaries, including Pepco, DPL and ACE, as well as Pepco Energy Services, currently have insurance coverage for their facilities and operations in amounts and with deductibles that they consider appropriate. However, there is no assurance that such insurance coverage will be available in the future on commercially reasonable terms or at all. In addition, some risks and losses, such as weather related casualties, may not be insurable, and, where a risk has been insured, a risk or loss may be deemed to be excluded from coverage or coverage may otherwise be denied in whole or in part. PHI has also obtained insurance to provide coverage for a portion of the losses and damages that may result from a security breach of its or its utility subsidiaries’ information technology systems. In the case of loss or damage to property, plant, equipment, data or other assets, there is no assurance that the insurance proceeds received, if any, will be sufficient to cover the entire loss, including costs of replacement or repair.

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

The agreements that govern PHI’s primary credit facility contain a consolidated indebtedness covenant that may limit discretion of each borrower to incur indebtedness or reduce its equity.

Under the terms of PHI’s primary credit facility, of which each Reporting Company is a borrower, the consolidated indebtedness of a borrower cannot exceed 65% of its consolidated capitalization. If a borrower’s equity were to decline or its debt were to increase to a level that caused its debt to exceed this limit, lenders under the credit facility would be entitled to refuse any further extension of credit and to declare all of the outstanding debt under the credit facility immediately due and payable. To avoid such a default, a waiver or renegotiation of this covenant would be required, which would likely increase funding costs and could result in additional covenants that would restrict each Reporting Company’s operational and financing flexibility.

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

PHI had a goodwill balance at December 31, 2014, of approximately $1.4 billion, primarily attributable to Pepco’s acquisition of Conectiv in 2002. An impairment charge must be recorded under GAAP to the extent that the implied fair value of goodwill is less than the carrying value of goodwill, as shown on the consolidated balance sheet. PHI is required to test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may result in an interim impairment test include, but are not limited to: an adverse change in business conditions; a protracted decline in stock price causing market capitalization to fall significantly below book value; an adverse regulatory action; impairment of long-lived assets in the reporting unit; or a change in identified reporting units. If PHI were to determine that its goodwill is impaired, PHI would be required to reduce its goodwill balance by the amount of the impairment and record a corresponding non-cash charge to earnings. Depending on the amount of the impairment, an impairment determination could have a material adverse effect on PHI’s financial condition, results of operations and cash flow.

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

Section 203 could prohibit or delay mergers or other takeover attempts against PHI, and accordingly, may discourage or prevent attempts to acquire or control PHI through a tender offer, proxy contest or otherwise. Section 203 does not apply to the Merger.

In addition, and notwithstanding the proposed Merger with Exelon, PHI’s restated certificate of incorporation and amended and restated bylaws contain provisions that may discourage, delay or prevent a third party from acquiring PHI, even if doing so would be beneficial to its stockholders. For example, under PHI’s restated certificate of incorporation, only its board of directors may call special meetings of stockholders. Further, stockholder actions may only be taken at a duly called annual or special meeting of stockholders and not by written consent. Moreover, directors of PHI may be removed by stockholders only for cause and only by the effective vote of at least a majority of the outstanding shares of capital stock of PHI entitled to vote generally in the election of directors (voting together as a single class) at a meeting of stockholders called for that purpose. In addition, under PHI’s amended and restated bylaws, stockholders must comply with advance notice requirements for nominating candidates for election to PHI’s board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings, and this provision may be amended or repealed by stockholders only upon the affirmative vote of the holders of two-thirds of the outstanding shares of PHI capital stock entitled to vote generally in the election of directors, voting together as a single class.

Issuances of additional series of PHI preferred stock could adversely affect holders of PHI’s common stock. (PHI only)

PHI’s board of directors is authorized to issue shares of PHI preferred stock in series without any action on the part of PHI stockholders. PHI’s board of directors also has the power, without stockholder approval, to set the terms of any such series of preferred stock, including with respect to dividend rights, redemption rights and sinking fund provisions, conversion rights, voting rights, and other preferential rights, limitations and restrictions. As of January 26, 2015, there were 14,400 shares of PHI Preferred Stock issued and outstanding. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation,” for information regarding the outstanding Preferred Stock.

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

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including, as of February 26, 2015, the receipt of regulatory approvals required to consummate the Merger from the DCPSC, the MPSC and the DPSC, and other customary closing conditions. The regulatory and other approvals required to consummate the Merger may not be obtained at all, may not be obtained on the proposed terms and schedules as contemplated by the parties, and/or may impose terms, conditions, obligations or commitments that constitute a “burdensome condition” (as defined in the Merger Agreement). In the event that the regulatory approvals include any such burdensome conditions, or if any of the conditions to closing are not satisfied prior to the termination date specified in the Merger Agreement, Exelon will not be obligated to consummate the Merger.

In the event that the Merger Agreement is terminated prior to the completion of the Merger, PHI could incur significant transaction costs that could materially impact its financial performance and results.

PHI will incur significant transaction costs, including legal, accounting, financial advisory, filing, printing and other costs, relating to the Merger. If (i) the Merger Agreement is terminated under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), or (ii) if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, PHI will be required to pay Exelon a termination fee of $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). The occurrence of either of these events could have a material adverse effect on PHI’s financial results.

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

Transmission and Distribution Systems

On a combined basis, the electric transmission and distribution systems owned by Pepco, DPL and ACE at December 31, 2014, consisted of approximately 4,000 transmission circuit miles of overhead lines, 600 transmission circuit miles of underground cables, 18,200 distribution circuit miles of overhead lines, and 15,900 distribution circuit miles of underground cables, primarily in their respective service territories. DPL and ACE own and operate distribution system control centers in New Castle, Delaware and Mays Landing, New Jersey, respectively. Pepco also operates a distribution system control center in Bethesda, Maryland. The computer equipment and systems contained in Pepco’s control center are financed through a sale and leaseback transaction.

DPL owns a liquefied natural gas facility located in Wilmington, Delaware, with a storage capacity of approximately 3 million gallons and an emergency sendout capability of 25,000 Mcf per day. DPL owns 10 natural gas city gate stations at various locations in New Castle County, Delaware. These stations have a total primary delivery point contractual entitlement of 224,744 Mcf per day. DPL also owns approximately 104 pipeline miles of natural gas transmission mains, 1,874 pipeline miles of natural gas distribution mains, and 1,322 pipeline miles of natural gas service lines. In addition, DPL has a 10% undivided interest in approximately 7 miles of natural gas transmission mains, which are used by DPL for its natural gas operations and by the 90% owner for distribution of natural gas to its electric generating facilities.

Substantially all of the transmission and distribution property, plant and equipment owned by each of Pepco, DPL and ACE is subject to the liens of the respective mortgages under which the companies issue First Mortgage Bonds. See Note (10), “Debt” to the consolidated financial statements of PHI.

Generating Facilities

The following table identifies the electric generating facilities owned by PHI’s subsidiaries at December 31, 2014.

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

Pepco Holdings

Other than litigation incidental to PHI and its subsidiaries’ business, PHI is not a party to, and PHI and its subsidiaries’ property is not subject to, any material pending legal proceedings except as described in Note (16), “Commitments and Contingencies,” to the consolidated financial statements of PHI.

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

	Dividends Per Share	Price Range
		High	Low
2014:
First Quarter	$0.27	$20.93	$18.53
Second Quarter	0.27	27.90	20.09
Third Quarter	0.27	27.92	26.76
Fourth Quarter	0.27	27.65	26.35

	$1.08

2013:
First Quarter	$0.27	$21.43	$18.82
Second Quarter	0.27	22.72	19.35
Third Quarter	0.27	20.90	18.04
Fourth Quarter	0.27	19.62	18.19

	$1.08

At February 13, 2015, there were 43,769 holders of record of Pepco Holdings common stock.

Dividends

On January 22, 2015, the PHI Board of Directors declared a dividend on common stock of 27 cents per share payable March 31, 2015, to shareholders of record on March 10, 2015.

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

PHI Subsidiaries

One of PHI’s financial objectives is to maintain an equity ratio of 49%-50% in each of its operating utilities. Each quarter, PHI may contribute equity to its utility subsidiaries or the utility subsidiaries may make a dividend payment to PHI in order to maintain an equity ratio of 49%-50% in each of the utility subsidiaries. During 2014, PHI made capital contributions of $80 million and $130 million to Pepco and DPL, respectively, and in 2013, PHI made capital contributions of $175 million and $75 million to Pepco and ACE, respectively.

All of Pepco’s common stock is held by Pepco Holdings, and all of DPL’s and ACE’s common stock is held by Conectiv, LLC (Conectiv), which in turn is wholly owned by Pepco Holdings. The table below presents the aggregate amount of common stock dividends paid by Pepco to PHI, and by DPL and ACE to Conectiv, during each quarter in the last two years. Dividends received by PHI in 2014 and 2013 from Pepco were used to support the payment of its common stock dividend. Dividends paid by ACE and DPL in 2014 and 2013 were used by Conectiv to pay down its short-term debt owed to PHI.

	Pepco	DPL	ACE
2014:
First Quarter	$—	$20,000,000	$26,000,000
Second Quarter	46,000,000	—	—
Third Quarter	—	—	—
Fourth Quarter	40,000,000	80,000,000	—

	$86,000,000	$100,000,000	$26,000,000

2013:
First Quarter	$—	$—	$—
Second Quarter	15,000,000	20,000,000	—
Third Quarter	31,000,000	10,000,000	25,000,000
Fourth Quarter	—	—	35,000,000

	$46,000,000	$30,000,000	$60,000,000

Recent Sales of Unregistered Equity Securities

Pepco Holdings

None.

Pepco

None.

DPL

None.

ACE

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pepco Holdings

The following table includes shares of common stock accepted by Pepco Holdings during the quarter ended December 31, 2014 from certain employees in accordance with the provisions of the Pepco Holdings 2012 Long-Term Incentive Plan (2012 LTIP) to satisfy the employees’ minimum statutory tax withholding obligations related to awards of restricted stock under the 2012 LTIP that were granted in December 2014. Pepco Holdings does not currently have any publicly announced plans or programs to repurchase its common stock.

Period	Total Number of Shares Accepted (a)	Average Price Per Share
October 1 – October 31, 2014	—	—
November 1 – November 30, 2014	—	—
December 1 – December 31, 2014	29,065	$27.01	(b)

Total	29,065	$27.01

(a)	Includes shares of Pepco Holdings’ common stock accepted from certain employees under the 2012 LTIP to satisfy the employees’ minimum statutory tax withholding obligations related to awards of restricted stock, which shares of common stock were then held in treasury.
(b)	Represents the average of the high and low trading prices of a share of common stock on the New York Stock Exchange (NYSE) on the date of grant of the shares of restricted stock.

Pepco

None.

DPL

None.

ACE

None.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated data for PHI as of and for each of the years ended December 31, 2014, 2013, 2012, 2011 and 2010, derived from PHI’s audited consolidated financial statements.

PEPCO HOLDINGS CONSOLIDATED FINANCIAL HIGHLIGHTS

	2014		2013	2012	2011	2010
	(in millions, except per share data)
Consolidated Operating Results
Total Operating Revenue	$4,878		$4,666	$4,625	$4,964	$5,407
Net Income from Continuing Operations	242	(a)	110 (b)	218	222	91	(c)
Net Income (Loss)	242		(212)	285	257	32

Common Stock Information
Basic Earnings Per Share of Common Stock from Continuing Operations	$0.96		$0.45	$0.95	$0.98	$0.41
Basic Earnings (Loss) Per Share of Common Stock	0.96		(0.86)	1.25	1.14	0.14
Weighted Average Shares Outstanding—Basic	251		246	229	226	224
Cash Dividends Per Share of Common Stock	1.08		1.08	1.08	1.08	1.08
Year-End Stock Price	26.93		19.13	19.61	20.30	18.25
Net Book Value Per Common Share	17.10		17.23	19.19	18.92	18.65

Other Information
Total Assets	$15,667		$14,848	$15,794	$15,001	$14,654

Capitalization
Short-Term Debt	$729		$565	$965	$732	$534
Long-Term Debt	4,441		4,053	3,648	3,794	3,629
Current Portion of Long-Term Debt and Project Funding	431		446	569	112	75
Transition Bonds issued by ACE Funding	171		214	256	295	332
Capital Lease Obligations Due Within One Year	10		9	8	8	8
Capital Lease Obligations	50		60	70	78	86
Long-Term Project Funding	8		10	12	13	15
Series A Preferred Stock	129		—	—	—	—
Non-controlling Interest	—		—	—	—	6
Common Shareholders’ Equity	4,322		4,315	4,414	4,304	4,198

Total Capitalization	$10,291		$9,672	$9,942	$9,336	$8,883

(a)	Includes impairment losses of $81 million ($48 million after-tax) associated with Pepco Energy Services’ combined heat and power thermal generating facilities and operations in Atlantic City and $25 million ($23 million after-tax) of incremental merger-related transaction costs.
(b)	Includes a charge of $101 million to establish valuation allowances related to certain PCI deferred tax assets and a charge of $66 million to reflect the anticipated additional interest expense on estimated federal and state income tax obligations resulting from the change in assessment of the tax benefits associated with the cross-border energy lease investments.
(c)	Includes a loss on extinguishment of debt of $189 million ($113 million after-tax).

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

The information required by this item is contained herein, as follows:

PEPCO HOLDINGS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pepco Holdings, Inc.

General Overview

PHI, a Delaware corporation incorporated in 2001, is a holding company that, through its regulated public utility subsidiaries, is engaged primarily in the transmission, distribution and default supply of electricity, and, to a lesser extent, the distribution and supply of natural gas (Power Delivery). Through Pepco Energy Services, PHI provides energy savings performance contracting services, underground transmission and distribution construction and maintenance services and steam and chilled water under long-term contracts. For additional discussion, see “Pepco Energy Services” below.

Each of Power Delivery and Pepco Energy Services constitutes a separate segment for financial reporting purposes. Through its subsidiary PCI, PHI maintained a portfolio of cross-border energy lease investments. PHI completed the termination of its interests in its cross-border energy lease investments during 2013. As a result, the cross-border energy lease investments, which comprised substantially all of the operations of the Other Non-Regulated segment, have been accounted for as discontinued operations. The remaining operations of the Other Non-Regulated segment, which no longer meet the definition of a separate segment for financial reporting purposes, have been included in Corporate and Other.

The following table sets forth the percentage contributions to consolidated operating revenue and operating income from continuing operations attributable to PHI segments for each of the preceding three years:

	2014	2013	2012
Percentage of Consolidated Operating Revenue
Power Delivery	94%	96%	95%
Pepco Energy Services	6%	4%	6%
Corporate and Other	—	—	(1)%
Percentage of Consolidated Operating Income
Power Delivery	114%	97%	98%
Pepco Energy Services	(13)%	—	(3)%
Corporate and Other	(1)%	3%	5%
Percentage of Consolidated Operating Revenue—Power Delivery
Power Delivery Electric	96%	96%	96%
Power Delivery Gas	4%	4%	4%

Agreement and Plan of Merger with Exelon Corporation

PHI entered into the Merger Agreement, with Exelon and Merger Sub, providing for the Merger, with PHI surviving the Merger as an indirect, wholly owned subsidiary of Exelon. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of PHI (other than (i) shares owned by Exelon, Merger Sub or any other direct or indirect wholly owned subsidiary of Exelon and shares owned by PHI or any direct or indirect wholly owned subsidiary of PHI, and in each case not held on behalf of third parties (but not including shares held by PHI in any rabbi trust or similar arrangement in respect of any compensation plan or arrangement) and (ii) shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law), will be canceled and converted into the right to receive $27.25 in cash, without interest.

PEPCO HOLDINGS

In connection with entering into the Merger Agreement, PHI entered into the Subscription Agreement with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of the Preferred Stock, for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014 and January 26, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for a purchase price of $18 million. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of common stock of PHI; (ii) the receipt of regulatory approvals required to consummate the Merger, including approvals from FERC, the FCC, the DPSC, the DCPSC, the MPSC, the NJBPU and the VSCC; (iii) the expiration or termination of the applicable waiting period under the HSR Act; and (iv) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (b) each party’s compliance with its obligations and covenants contained in the Merger Agreement (including covenants that may limit, restrict or prohibit PHI and its subsidiaries from taking specified actions during the period between the date of the Merger Agreement and the closing of the Merger or the termination of the Merger Agreement). In addition, the obligations of Exelon and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing terms, conditions, obligations or commitments, individually or in the aggregate, that constitute a burdensome condition (as defined in the Merger Agreement).

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. On December 22, 2014, the applicable waiting period under the HSR Act expired, and the HSR Act no longer precludes completion of the Merger. Although the DOJ allowed the waiting period under the HSR Act to expire without taking any action with respect to the Merger, the DOJ has not advised PHI that it has concluded its investigation. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015. On February 13, 2015, Pepco Holdings, DPL, Exelon, certain of Exelon’s affiliates, the Staff of the DPSC and certain other parties, filed a settlement agreement with the DPSC with respect to the Merger. This settlement agreement is subject to approval by the DPSC.

The Merger Agreement may be terminated by each of PHI and Exelon under certain circumstances, including if the Merger is not consummated by July 29, 2015 (subject to extension by PHI or Exelon to October 29, 2015, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for both PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, in the event of a Regulatory Termination, PHI will be able to redeem any issued and outstanding Preferred Stock at par value. If the Merger Agreement is terminated, other than for a Regulatory Termination, PHI will be required to redeem the Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

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

The Pepco, DPL and ACE service territories are located within a corridor extending from the District of Columbia to southern New Jersey. These service territories are economically diverse and include key industries that contribute to the regional economic base:

•	Commercial activities in the region include federal and municipal government services, professional, scientific and technical services, educational and health services, banking, casinos, tourism and transportation.

•	Industrial activities in the region include chemical, glass, pharmaceutical, food processing and oil refining.

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

PEPCO HOLDINGS

PHI’s utility subsidiaries allocate a substantial portion of their total capital expenditures to improving the reliability of their electrical transmission and distribution systems and replacing aging infrastructure throughout their service territories. These activities include:

•	identifying and upgrading under-performing feeder lines;

•	adding new facilities to support load;

•	installing distribution automation systems on both the overhead and underground network systems; and

•	rejuvenating and replacing underground residential cables.

PHI’s capital expenditures for continuing reliability enhancement efforts are included in the table of projected capital expenditures within “– Capital Resources and Liquidity – Capital Requirements – Capital Expenditures.”

Power Delivery Initiatives and Activities

District of Columbia Power Line Undergrounding Initiative

For information about the District of Columbia Power Line Undergrounding Initiative, please refer to Note (7), “Regulatory Matters – District of Columbia Power Line Undergrounding Initiative,” to the consolidated financial statements of PHI.

MPSC New Generation Contract Requirement

For information about the MPSC New Generation Contract Requirement, please refer to Note (7), “Regulatory Matters – MPSC New Generation Contract Requirement,” to the consolidated financial statements of PHI.

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

As of December 31, 2014, Pepco and DPL have completed the installation and activation of smart meters in the District of Columbia, Maryland and Delaware service territories. The DCPSC, the MPSC and the DPSC approved the creation by PHI’s utility subsidiaries of regulatory assets to defer AMI costs between rate cases and to defer carrying charges on the deferred costs. Thus, these costs will be recovered in the future through base rates; however, for AMI costs incurred by Pepco in Maryland with respect to test years after 2011, pursuant to an MPSC order, the recovery of such costs will be allowed when Pepco demonstrates that the AMI system is cost-effective. The MPSC’s July 2013 order in Pepco’s November 2012 electric distribution base rate application excluded the cost of AMI meters from Pepco’s rate base until such time as Pepco demonstrates the cost effectiveness of the AMI system. As a result, costs for AMI meters incurred with respect to the 2012 test year and beyond will be treated as other incremental AMI costs incurred in conjunction with the deployment of the AMI system that are deferred and on which a carrying charge is deferred.

PEPCO HOLDINGS

In 2010, two of PHI’s utility subsidiaries were granted cash awards in the aggregate amount of $168 million by the U.S. Department of Energy to support their smart grid initiatives.

•	Pepco was awarded $149 million for AMI, direct load control, distribution automation and communications infrastructure, of which $148 million has been received through December 31, 2014.

•	ACE was awarded $19 million for direct load control, distribution automation and communications infrastructure, all of which has been received through December 31, 2014.

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

In an effort to minimize the effects of regulatory lag, prior to the initial execution of the Merger Agreement in April 2014, PHI’s utility subsidiaries had been filing electric distribution base rate cases every nine to twelve months in each of their jurisdictions, pursuing alternative ratemaking mechanisms, evaluating potential reductions in planned capital expenditures, and discussing with the regulatory community and other stakeholders the changing regulatory model economics that are causing regulatory lag.

As further described in “– Agreement and Plan of Merger with Exelon Corporation,” PHI has entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings. Accordingly, with the exception of ongoing rate cases (see Note (7), “Regulatory Matters – Rate Proceedings,” to the consolidated financial statements of PHI), PHI’s efforts to mitigate regulatory lag have been delayed pending the closing of the Merger or the termination of the Merger Agreement.

MAPP Settlement Agreement

For information about the MAPP settlement agreement, please refer to Note (7), “Regulatory Matters – MAPP Settlement Agreement,” to the consolidated financial statements of PHI.

Transmission ROE Challenges

For information about the challenges to the utility subsidiaries’ base ROE and the application of the formula rate process, each associated with the transmission services they provide, please refer to Note (7), “Regulatory Matters – Transmission ROE Challenges,” to the consolidated financial statements of PHI.

PEPCO HOLDINGS

Pepco Energy Services

Pepco Energy Services is focused on growing its energy savings business and its underground transmission and distribution construction business while managing its thermal assets in Atlantic City. The energy savings business focuses on developing, building and operating energy savings performance contracting solutions primarily for federal, state and local government customers. After a significant slowdown in 2012, the energy savings market has improved, however the market has not returned to the level of activity prior to 2012. The market is expected to continue to improve as the long-term fundamentals of the energy savings business remain strong. Pepco Energy Services’ underground transmission and distribution construction business focuses on providing construction and maintenance services for electric power utilities in North America.

PHI guarantees the obligations of Pepco Energy Services under certain contracts in its energy savings performance contracting business and underground transmission and distribution construction business. At December 31, 2014, PHI’s guarantees of Pepco Energy Services’ obligations under these contracts totaled $336 million. PHI also guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for construction projects. These guarantees totaled $185 million at December 31, 2014.

During 2012, Pepco Energy Services deactivated its Buzzard Point and Benning Road oil-fired generation facilities. Pepco Energy Services is demolishing the Benning Road generation facility and realizing the scrap metal salvage value of the facility. The demolition of the facility commenced in the fourth quarter of 2013 and is expected to be completed in the first quarter of 2015. Pepco Energy Services is recognizing the salvage proceeds associated with the scrap metals at the facility as realized.

Revenues associated with Pepco Energy Services’ combined heat and power thermal generating facilities and operations in Atlantic City are derived from long-term contracts with a few major customers in the Atlantic City hotel and casino industry. The carrying amount of Pepco Energy Services’ long-lived assets in Atlantic City at December 31, 2014 totaled $2 million, after impairment losses aggregating $81 million that were recorded during the third and fourth quarters of 2014. In September 2014, two significant customers of these thermal operations declared Chapter 11 bankruptcy. One of the customers closed operations in September 2014 and is seeking a buyer for its facility. The second customer announced that it would remain open in 2015 but that it could close operations later this year if it is unable to lower its operating costs. At September 30, 2014, PHI performed impairment tests on asset groups comprising substantially all of the long-lived assets associated with its thermal operations in Atlantic City and recorded an impairment loss of $53 million ($32 million after-tax) with respect to the most significant asset group (with a carrying amount, before the impairment loss, of $70 million at September 30, 2014). In light of recent developments regarding future business prospects with the two significant customers that declared bankruptcy in September 2014 (including their rejection of Pepco Energy Services’ long-term thermal contracts during February 2015, as part of these customers’ bankruptcy proceedings) and the fact that two other significant customers of the thermal operations declared Chapter 11 bankruptcy in January 2015, Pepco Energy Services again performed impairment tests on asset groups comprising substantially all of the long-lived assets associated with its thermal operations in Atlantic City at December 31, 2014. As a result, Pepco Energy Services recorded an additional impairment charge of $28 million ($16 million after-tax) in the fourth quarter of 2014 that was associated with the most significant asset group and another asset group. Future developments with respect to these and other customers in Atlantic City may require Pepco Energy Services to perform additional impairment analyses of the thermal operations and certain related assets. If these assets are determined to be further impaired, Pepco Energy Services would reduce the carrying value of these assets by the amount of the impairment and record a corresponding non-cash charge to earnings. Moreover, the contract rejections referred to above are expected to reduce Pepco Energy Services’ future earnings and cash flow associated with its thermal operations in Atlantic City.

Corporate and Other

Corporate and other includes the remaining operations of the former Other Non-Regulated segment, certain parent company transactions (including interest expense on parent company debt and incremental external merger-related costs) and inter-company eliminations.

PEPCO HOLDINGS

Between 1990 and 1999, PCI entered into certain transactions involving investments in aircraft and aircraft equipment, railcars and other assets, which comprise substantially all of the remaining operations of the former Other Non-Regulated segment. In connection with these transactions, PCI recorded deferred tax assets in prior years of $101 million in the aggregate. After evaluating events that took place during the first quarter of 2013, PCI established valuation allowances against these deferred tax assets totaling $101 million in the first quarter of 2013. Further, during the fourth quarter of 2013, in light of additional court decisions in favor of the IRS involving other taxpayers, and after consideration of all relevant factors, management determined that it would abandon the further pursuit of these deferred tax assets, and these assets totaling $101 million were charged off against the previously established valuation allowances.

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

As discussed in Note (16), “Commitments and Contingencies – PHI’s Cross-Border Energy Lease Investments,” to the consolidated financial statements of PHI, PHI is involved in ongoing litigation with the IRS concerning certain benefits associated with previously held investments in cross-border energy leases. On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which PHI is not a party) that disallowed tax benefits associated with Consolidated Edison’s cross-border lease transaction. As a result of the court’s ruling in this case, PHI determined in the first quarter of 2013 that its tax position with respect to the benefits associated with its cross-border energy leases no longer met the more-likely-than-not standard of recognition for accounting purposes, and PHI recorded non-cash after-tax charges of $323 million (after-tax) in the first quarter of 2013 and $6 million (after-tax) in the second quarter of 2013, consisting of the following components:

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

The operations of Pepco Energy Services’ retail electric and natural gas supply businesses have been classified as discontinued operations and are not a part of the Pepco Energy Services segment for financial reporting purposes.

Earnings Overview

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	2014	2013	Change
	(millions of dollars)
Power Delivery	$320	$289	$31
Pepco Energy Services	(39)	3	(42)
Corporate and Other	(39)	(182)	143

Net Income from Continuing Operations	242	110	132
Discontinued Operations	—	(322)	322

Total PHI Net Income (Loss)	$242	$(212)	$454

Net income from continuing operations for the year ended December 31, 2014 was $242 million, or $0.96 per share, compared to $110 million, or $0.45 per share, for the year ended December 31, 2013.

Net income from continuing operations for the year ended December 31, 2014 included the items set forth below, which are presented net of related federal and state income taxes and are in millions of dollars:

•	Asset impairment losses in Pepco Energy Services ($81 million pre-tax)	$48
•	Incremental merger-related transaction costs in Corporate and Other ($25 million pre-tax)	$23

Excluding the items listed above for the year ended December 31, 2014, net income from continuing operations would have been $313 million, or $1.24 per share.

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

PHI discloses net income from continuing operations and related per share data excluding certain items because management believes that these items are not representative of PHI’s ongoing business operations. Management uses this information, and believes that such information is useful to investors, in evaluating PHI’s period-over-period performance. The inclusion of this disclosure is intended to complement, and should not be considered as an alternative to, PHI’s reported net income from continuing operations and related per share data in accordance with GAAP.

Net loss from discontinued operations was $322 million, or $1.31 per share, for the year ended December 31, 2013.

Discussion of Operating Segment Net Income Variances:

Power Delivery’s $31 million increase in earnings was primarily due to the following:

•	An increase of $50 million from electric distribution base rate increases (Pepco in the District of Columbia and Maryland, DPL in Maryland and Delaware and ACE in New Jersey).

•	An increase of $14 million from other distribution revenue, primarily due to Pepco customer growth.

•	An increase of $10 million from network service transmission revenues primarily due to increased rates, partially offset by the amortization of MAPP abandonment costs and the establishment of a reserve related to the FERC ROE complaint.

•	An increase of $5 million related to gains recorded in 2014 associated with condemnation awards for certain Pepco transmission properties.

•	A decrease of $22 million due to higher depreciation and amortization expense primarily resulting from increases in plant investment and regulatory assets, partially offset by lower depreciation rates.

•	A decrease of $9 million associated with higher interest benefits recorded in 2013 related to uncertain and effectively settled tax positions.

•	A decrease of $9 million due to higher other operation and maintenance expense primarily related to higher system maintenance expenses, recovery of energy efficiency and conservation costs in 2013 (in accordance with an MPSC order) and billing system training costs, partially offset by lower pension and other postretirement benefit (OPEB) costs and the allowed recovery in 2014 of certain previously expensed rate case costs in accordance with a District of Columbia rate order.

•	A decrease of $7 million due to incremental merger-related integration costs.

Pepco Energy Services’ $42 million decrease in earnings was primarily due to asset impairment losses recorded in 2014 associated with its combined heat and power thermal generating facilities and operations in Atlantic City, partially offset by tax benefits received from deductions for energy efficiency construction projects, and higher construction activity.

Corporate and Other’s $143 million decrease in net loss was primarily due to the following:

•	An after-tax charge of $101 million in 2013 to establish valuation allowances against certain PCI deferred tax assets.

•	An after-tax charge of $66 million in 2013 to reflect the anticipated additional interest expense allocated to Corporate and Other related to changes in PHI’s consolidated estimated federal and state income tax obligations resulting from the change in assessment regarding the tax benefits related to the cross-border energy lease investments.

PEPCO HOLDINGS

•	After-tax charges of $23 million in 2014 due to incremental merger-related transaction costs.

Discussion of Discontinued Operations:

There were no discontinued operations for the year ended December 31, 2014. Net loss from discontinued operations for the year ended December 31, 2013 was $322 million, primarily as a result of the following:

•	An aggregate after-tax charge of $313 million recorded in 2013 to reduce the carrying value of PCI’s cross-border energy lease investments ($373 million pre-tax).

•	An after-tax charge of $16 million recorded in 2013 to reflect the anticipated additional interest expense on estimated federal and state income tax obligations allocated to PCI (as if it were a separate taxpayer) resulting from the change in assessment of the tax benefits associated with the cross-border energy lease investments ($25 million pre-tax).

•	A loss of $2 million as a result of the early termination of certain cross-border energy leases in 2013.

•	Net income of $5 million in 2013 from the discontinued Pepco Energy Services retail electric and natural gas supply businesses.

Consolidated Results of Operations

The following results of operations discussion compares the year ended December 31, 2014 to the year ended December 31, 2013. All amounts in the tables (except sales and customers) are in millions of dollars.

Continuing Operations

Operating Revenue

A detail of the components of PHI’s consolidated operating revenue is as follows:

	2014	2013	Change
Power Delivery	$4,607	$4,472	$135
Pepco Energy Services	278	203	75
Corporate and Other	(7)	(9)	2

Total Operating Revenue	$4,878	$4,666	$212

Power Delivery

The following table categorizes Power Delivery’s operating revenue by type of revenue.

	2014	2013	Change
Regulated T&D Electric Revenue	$2,277	$2,146	$131
Default Electricity Supply Revenue	2,076	2,075	1
Other Electric Revenue	60	60	—

Total Electric Operating Revenue	4,413	4,281	132

Regulated Gas Revenue	176	165	11
Other Gas Revenue	18	26	(8)

Total Gas Operating Revenue	194	191	3

Total Power Delivery Operating Revenue	$4,607	$4,472	$135

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

Regulated T&D Electric

	2014	2013	Change
Regulated T&D Electric Revenue
Residential	$824	$781	$43
Commercial and industrial	1,013	970	43
Transmission and other	440	395	45

Total Regulated T&D Electric Revenue	$2,277	$2,146	$131

	2014	2013	Change
Regulated T&D Electric Sales (Gigawatt hour (GWh))
Residential	17,129	17,168	(39)
Commercial and industrial	29,831	30,070	(239)
Transmission and other	255	259	(4)

Total Regulated T&D Electric Sales	47,215	47,497	(282)

	2014	2013	Change
Regulated T&D Electric Customers (in thousands)
Residential	1,669	1,650	19
Commercial and industrial	200	200	—
Transmission and other	2	2	—

Total Regulated T&D Electric Customers	1,871	1,852	19

PEPCO HOLDINGS

Regulated T&D Electric Revenue increased by $131 million primarily due to:

•	An increase of $81 million due to electric distribution base rate increases (Pepco in the District of Columbia effective March 2014, and in Maryland effective July 2013; DPL in Maryland effective September 2013, and in Delaware effective October 2013; ACE effective July 2013 and September 2014).

•	An increase of $20 million in transmission revenue resulting from higher rates effective June 1, 2014 and June 1, 2013 related to increases in transmission plant investment and operating expenses, partially offset by the establishment of a reserve related to the FERC ROE complaint.

•	An increase of $19 million due to an EmPower Maryland (a Maryland demand-side management program for Pepco and DPL) rate increase effective February 2014 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $16 million due to customer growth in 2014 primarily in the residential classes.

•	An increase of $12 million in transmission revenue related to the recovery of MAPP abandonment costs, as approved by FERC (which is substantially offset in Depreciation and Amortization).

•	An increase of $5 million primarily due to a rate increase in the New Jersey Societal Benefit Charge (a surcharge related to the New Jersey Societal Benefit Program, which is a public interest program for low income customers) effective January 2014 (which is offset in Depreciation and Amortization and Deferred Electric Service Costs).

•	An increase of $5 million in transmission revenue related to the resale by DPL of renewable energy in Delaware (which is substantially offset in Purchased Energy and Depreciation and Amortization).

•	An increase of $4 million in capacity revenue as a result of expanding Maryland demand side management programs (which is partially offset in Depreciation and Amortization).

The aggregate amount of these increases was partially offset by:

•	A decrease of $12 million in distribution revenue due to lower pass-through revenue (which is substantially offset by a corresponding decrease in Other Taxes) primarily the result of a rate decrease effective July 2014 in utility taxes collected by Pepco on behalf of Montgomery County, Maryland.

•	A decrease of $10 million in distribution revenue due to lower pass-through revenue primarily the result of the expiration of the New Jersey Transitional Energy Facility Assessment (TEFA) tax surcharge effective December 2013 (which is offset in Other Taxes).

•	A decrease of $5 million due to lower ACE non-weather related average commercial and residential customer usage.

•	A decrease of $4 million due to lower ACE sales primarily as a result of milder weather during the 2014 spring and summer months.

•	A decrease of $2 million primarily due to a rate decrease effective May 2013 associated with the Renewable Portfolio Surcharge in Delaware (which is substantially offset in Fuel and Purchased Energy and Depreciation and Amortization).

PEPCO HOLDINGS

Default Electricity Supply

	2014	2013	Change
Default Electricity Supply Revenue
Residential	$1,312	$1,376	$(64)
Commercial and industrial	553	542	11
Other	211	157	54

Total Default Electricity Supply Revenue	$2,076	$2,075	$1

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale by ACE in the PJM RTO market of energy and capacity purchased under contracts with unaffiliated non-utility generators (NUGs), and (ii) revenue from transmission enhancement credits.

	2014	2013	Change
Default Electricity Supply Sales (GWh)
Residential	13,851	13,743	108
Commercial and industrial	5,420	5,079	341
Other	44	55	(11)

Total Default Electricity Supply Sales	19,315	18,877	438

	2014	2013	Change
Default Electricity Supply Customers (in thousands)
Residential	1,397	1,352	45
Commercial and industrial	129	125	4
Other	—	—	—

Total Default Electricity Supply Customers	1,526	1,477	49

Default Electricity Supply Revenue increased by $1 million primarily due to:

•	A net increase of $68 million due to higher sales primarily as a result of customer migration from competitive suppliers in Pepco and ACE, partially offset by lower sales in DPL as a result of customer migration to competitive suppliers.

•	An increase of $50 million in wholesale energy and capacity resale revenues primarily due to higher market prices for the resale of electricity and capacity purchased from NUGs.

•	An increase of $5 million in revenue from PJM for transmission enhancement credits as a result of a higher total cost of transmission projects in 2014.

The aggregate amount of these increases was partially offset by:

•	A decrease of $97 million as a result of lower Default Electricity Supply rates.

•	A net decrease of $24 million due to lower Pepco and ACE non-weather related average customer usage, partially offset by higher usage at DPL.

The variances described above with respect to Default Electricity Supply Revenue include the effects of an increase of $3 million in ACE’s BGS unbilled revenue resulting primarily from higher rates and customer migration from competitive suppliers in the unbilled revenue period for December 31, 2014 as compared to the corresponding period for December 31, 2013. Such an increase in ACE’s BGS unbilled revenue has the effect of directly increasing the profitability of ACE’s Default Electricity Supply business ($2 million increase in net income) as these unbilled revenues are not included in the deferral calculation until they are billed to customers under the BGS terms approved by the NJBPU.

PEPCO HOLDINGS

Regulated Gas

	2014	2013	Change
Regulated Gas Revenue
Residential	$106	$103	$3
Commercial and industrial	59	52	7
Transportation and other	11	10	1

Total Regulated Gas Revenue	$176	$165	$11

	2014	2013	Change
Regulated Gas Sales (million cubic feet)
Residential	8,550	7,861	689
Commercial and industrial	6,063	4,945	1,118
Transportation and other	6,418	6,990	(572)

Total Regulated Gas Sales	21,031	19,796	1,235

	2014	2013	Change
Regulated Gas Customers (in thousands)
Residential	118	117	1
Commercial and industrial	10	9	1
Transportation and other	—	—	—

Total Regulated Gas Customers	128	126	2

Regulated Gas Revenue increased by $11 million primarily due to:

•	An increase of $9 million due to higher sales primarily as a result of colder weather during the winter months of 2014, as compared to 2013.

•	An increase of $6 million due to higher non-weather related average customer usage.

•	An increase of $4 million due to a distribution rate increase effective July 2013.

•	An increase of $2 million due to customer growth primarily in the residential customer class.

The aggregate amount of these increases was partially offset by a decrease of $10 million due to a Gas Cost Rate (GCR) decrease effective November 2013.

Other Gas Revenue

Other Gas Revenue decreased by $8 million primarily due to lower volumes for off-system sales to electric generators and gas marketers.

Pepco Energy Services

Pepco Energy Services’ operating revenue increased by $75 million primarily due to:

•	An increase of $46 million primarily in energy savings construction activities.

•	An increase of $26 million in underground transmission and distribution construction activities.

PEPCO HOLDINGS

•	An increase of $3 million associated with the thermal business in Atlantic City primarily due to colder temperatures in the first half of 2014.

Operating Expenses

Fuel and Purchased Energy and Other Services Cost of Sales

A detail of PHI’s consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:

	2014	2013	Change
Power Delivery	$2,074	$2,070	$4
Pepco Energy Services	212	148	64
Corporate and Other	1	(2)	3

Total	$2,287	$2,216	$71

Power Delivery

Power Delivery’s Fuel and Purchased Energy expense consists of the cost of electricity and natural gas purchased by its utility subsidiaries to fulfill their respective Default Electricity Supply and Regulated Gas obligations and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of natural gas purchased for off-system sales. Fuel and Purchased Energy expense increased by $4 million primarily due to:

•	An increase of $33 million primarily due to customer migration from competitive suppliers.

•	An increase of $20 million in deferred electricity expense primarily due to higher revenue associated with Pepco and DPL Default Electricity Supply sales, which resulted in a higher rate of recovery of Default Electricity Supply costs.

•	An increase of $16 million in the cost of gas purchases for on-system sales as a result of higher average gas prices.

•	An increase of $3 million in the costs associated with purchasing Renewable Energy Credits in Delaware (which is offset by a corresponding increase in Regulated T&D Revenue).

•	An increase of $2 million due to higher electricity sales primarily as a result of colder weather during the 2014 winter months, as compared to 2013.

The aggregate amount of these increases was partially offset by:

•	A net decrease of $50 million due to lower average electricity costs under Pepco and DPL Default Electricity Supply contracts, and due to lower ACE costs under BGS contracts.

•	A decrease of $8 million in the cost of gas purchases for off-system sales as a result of lower volumes.

•	A decrease of $7 million in deferred gas expense as a result of a lower rate of recovery of natural gas supply costs.

•	A decrease of $6 million from the settlement of financial hedges entered into as part of DPL’s hedge program for the purchase of regulated natural gas.

PEPCO HOLDINGS

Pepco Energy Services

Pepco Energy Services’ Fuel and Purchased Energy expense and Other Services Cost of Sales increased by $64 million primarily due to:

•	An increase of $39 million primarily associated with increased energy savings construction activity.

•	An increase of $25 million associated with increased underground transmission and distribution construction activities.

Other Operation and Maintenance

A detail of PHI’s Other Operation and Maintenance expense is as follows:

	2014	2013	Change
Power Delivery	$904	$871	$33
Pepco Energy Services	52	42	10
Corporate and Other	(32)	(62)	30

Total	$924	$851	$73

Power Delivery

Other Operation and Maintenance expense for Power Delivery increased by $33 million primarily due to:

•	An increase of $14 million in internal and external merger-related integration costs.

•	An increase of $8 million primarily due to higher tree trimming and maintenance costs.

•	An increase of $7 million primarily due to new customer system support costs.

•	An increase of $6 million in bad debt expense, of which $1 million is deferred and recoverable.

•	An increase of $5 million in emergency restoration costs.

•	An increase of $3 million due to the write-off of unrecoverable regulatory assets previously established in connection with the sale of certain ACE generation assets.

The aggregate amount of these increases was partially offset by:

•	A decrease of $7 million in regulatory expenses.

•	A decrease of $3 million resulting from the 2013 write-off of disallowed MAPP and associated transmission project costs.

PEPCO HOLDINGS

Pepco Energy Services

Other Operation and Maintenance expense for Pepco Energy Services increased by $10 million primarily due to:

•	An increase of $4 million in bad debt expense for accounts receivable.

•	An increase of $3 million in employee compensation primarily associated with its energy savings business.

•	An increase of $2 million in repairs and maintenance costs associated with its thermal business in Atlantic City.

•	An increase of $1 million associated with the demolition of the Benning Road generation facility.

Corporate and Other

Other Operation and Maintenance expense for Corporate and Other increased by $30 million primarily due to internal and external merger-related transaction costs.

Depreciation and Amortization

Depreciation and Amortization expense increased by $76 million to $549 million in 2014 from $473 million in 2013 primarily due to:

•	An increase of $20 million due to utility plant additions.

•	An increase of $13 million in amortization of regulatory assets primarily associated with the EmPower Maryland surcharge rate increase effective February 2014 (which is offset by an increase in Regulated T&D Electric Revenue).

•	An increase of $12 million in amortization of MAPP abandonment costs (which is offset in Regulated T&D Electric Revenue).

•	An increase of $12 million in amortization due to the expiration in August 2013 of the excess depreciation reserve regulatory liability of ACE.

•	An increase of $10 million in amortization of regulatory assets primarily related to recoverable AMI costs, major storm costs and rate case costs.

•	An increase of $5 million in amortization of solar renewable energy credits (which is offset by an increase in Regulated T&D Electric Revenue).

Other Taxes

Other Taxes decreased by $15 million to $413 million in 2014 from $428 million in 2013. The decrease was primarily due to:

•	A decrease of $10 million in TEFA tax collections due to the expiration of the assessment effective December 2013 (which is offset by a corresponding decrease in Regulated T&D Electric Revenue).

•	A decrease of $10 million in the Montgomery County, Maryland utility taxes that are collected and passed through by Pepco (substantially offset by a corresponding decrease in Regulated T&D Electric Revenue).

PEPCO HOLDINGS

The aggregate amount of these decreases was partially offset by an increase of $7 million in property taxes in Maryland.

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

Deferred Electric Service Costs decreased by $6 million to an expense of $20 million in 2014 as compared to an expense of $26 million in 2013 primarily due to a decrease in deferred electricity expense as a result of lower Default Electricity Supply revenue rates.

Impairment Losses

Impairment losses increased by $77 million to $81 million in 2014 from $4 million in 2013. The increase was primarily due to 2014 impairment losses of $81 million ($48 million after-tax) at Pepco Energy Services associated with its combined heat and power thermal generating facilities and operations in Atlantic City, partially offset by a 2013 impairment loss of $4 million ($3 million after-tax) associated with a landfill gas-fired electric generation facility.

Other Income (Expenses)

Other Expenses (which are net of Other Income) decreased by $15 million to a net expense of $224 million in 2014 from a net expense of $239 million in 2013 primarily due to:

•	An increase of $9 million in Other Income associated with gains recorded in 2014 associated with condemnation awards for certain Pepco transmission properties.

•	A decrease of $5 million in interest expense primarily associated with lower short-term debt and lower long-term debt interest expense.

Income Tax Expense

PHI’s income tax expense decreased by $181 million to $138 million in 2014 from $319 million in 2013.

PHI’s consolidated effective income tax rates for the years ended December 31, 2014 and 2013 were 36.3% and 74.4%, respectively. The decrease in the effective tax rate resulted from certain tax benefits associated with Pepco Energy Services recorded in the third quarter of 2014, changes in estimates and interest related to uncertain and effectively settled tax positions and deferred tax valuation allowances established in the first quarter of 2013, partially offset by the effect of certain incremental merger-related costs (as further described in Note (1), “Organization,” to the consolidated financial statements of PHI), incurred in 2014 that are not tax deductible.

During 2014, PHI recorded a tax benefit of $5 million related to certain energy efficiency tax deductions related to Pepco Energy Services’ energy savings performance contracting services.

During 2013, PHI recorded a $56 million charge for a change in estimates and interest related to uncertain and effectively settled tax positions, primarily representing the anticipated additional interest expense on estimated federal and state income tax obligations that was allocated to PHI’s continuing operations resulting from a change in assessment of tax benefits associated with the former cross-border energy lease investments of PCI in the first quarter of 2013.

PEPCO HOLDINGS

Also, in the first quarter of 2013, PHI established valuation allowances of $101 million related to deferred tax assets. Between 1990 and 1999, PCI, through various subsidiaries, entered into certain transactions involving investments in aircraft and aircraft equipment, railcars and other assets. In connection with these transactions, PCI recorded deferred tax assets in prior years of $101 million in the aggregate. Following events that took place during the first quarter of 2013, which included (i) court decisions in favor of the IRS with respect to other taxpayers’ cross-border lease and other structured transactions (as discussed in Note (20), “Discontinued Operations – Cross-Border Energy Lease Investments”), (ii) the change in PHI’s tax position with respect to the tax benefits associated with its cross-border energy leases, and (iii) PHI’s decision in March 2013 to begin to pursue the early termination of its remaining cross-border energy lease investments (which represented a substantial portion of the remaining assets within PCI) without the intent to reinvest these proceeds in income-producing assets, management evaluated the likelihood that PCI would be able to realize the $101 million of deferred tax assets in the future. Based on this evaluation, PCI established valuation allowances against these deferred tax assets totaling $101 million in the first quarter of 2013. Further, during the fourth quarter of 2013, in light of additional court decisions in favor of the IRS involving other taxpayers, and after consideration of all relevant factors, management determined that it would abandon the further pursuit of these deferred tax assets, and these assets totaling $101 million were charged off against the previously established valuation allowances.

Discontinued Operations

PHI’s loss from discontinued operations, net of income taxes, is comprised of the following:

	2014	2013	Change
Cross-border energy lease investments	$—	$(327)	$327
Pepco Energy Services’ retail electric and natural gas supply businesses	—	5	(5)

Loss from discontinued operations, net of income taxes	$—	$(322)	$322

During 2014, there was no activity in PHI’s discontinued operations.

In 2013, the loss from discontinued operations, net of income taxes, for PHI’s cross-border energy lease investments of $327 million was primarily related to a change in assessment regarding the tax benefits related to the cross-border energy lease investments consisting of a $373 million non-cash pre-tax charge ($313 million after-tax) to reduce the carrying value of the investments and a $16 million non-cash after-tax charge to reflect the anticipated additional interest expense related to the change in PCI’s estimated federal and state income tax obligations as if it were a separate taxpayer. In addition, PHI recorded a loss of $3 million ($2 million after-tax) in 2013 for the termination of PHI’s interests in its remaining cross-border energy lease investments, representing the excess of the carrying value of the terminated leases over the net cash proceeds received.

In 2013, the income from discontinued operations, net of income taxes, at Pepco Energy Services of $5 million was due to the completion of the wind-down of the retail electric and natural gas supply businesses in 2013.

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
Regulated T&D Electric Sales (GWh)
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

PEPCO HOLDINGS

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

PEPCO HOLDINGS

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

PEPCO HOLDINGS

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

PEPCO HOLDINGS

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

The increase in the effective tax rate for the year ended December 31, 2013 occurred as a result of recording $56 million of changes in estimates and interest related to uncertain and effectively settled tax positions in the first quarter of 2013. In addition, the increase in the effective tax rate resulted from the establishment of valuation allowances of $101 million in the first quarter of 2013 against certain deferred tax assets in PCI, which is now included in Corporate and Other. Between 1990 and 1999, PCI, through various subsidiaries, entered into certain transactions involving investments in aircraft and aircraft equipment, railcars and other assets. In connection with these transactions, PCI recorded deferred tax

PEPCO HOLDINGS

assets in prior years of $101 million in the aggregate. Following events that took place during the first quarter of 2013, which included (i) court decisions in favor of the IRS with respect to both Consolidated Edison’s cross-border lease transaction (as discussed in Note (20), “Discontinued Operations – Cross-Border Energy Lease Investments,” to the consolidated financial statements of PHI) and another taxpayer’s structured transactions, (ii) the change in PHI’s tax position with respect to the tax benefits associated with its cross-border energy leases, and (iii) PHI’s decision in March 2013 to begin to pursue the early termination of its remaining cross-border energy lease investments (which represented a substantial portion of the remaining assets within PCI) without the intent to reinvest these proceeds in income-producing assets, management evaluated the likelihood that PCI would be able to realize the $101 million of deferred tax assets in the future. Based on this evaluation, PCI established valuation allowances against these deferred tax assets totaling $101 million in the first quarter of 2013. Further, during the fourth quarter of 2013, in light of additional court decisions in favor of the IRS involving other taxpayers, and after consideration of the relevant factors, management determined that it would abandon the further pursuit of these deferred tax assets, and these assets totaling $101 million were charged off against the previously established valuation allowances.

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

PEPCO HOLDINGS

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

Working Capital

At December 31, 2014, PHI’s current assets on a consolidated basis totaled $1.1 billion and its consolidated current liabilities totaled $2.1 billion, resulting in a working capital deficit of $981 million. PHI expects the working capital deficit at December 31, 2014 to be funded during 2015 in part through cash flows from operations, from the issuance of long-term debt and the sale of preferred stock. At December 31, 2013, PHI’s current assets on a consolidated basis totaled $1.4 billion and its consolidated current liabilities totaled $2.3 billion, for a working capital deficit of $915 million. The increase of $66 million in the working capital deficit from December 31, 2013 to December 31, 2014 was primarily due to an increase in short-term debt, an increase in other current liabilities and a decrease in accounts receivable, partially offset by lower net current income tax liabilities associated with the implementation of a new accounting standard, which required certain non-current deferred income tax assets to be netted against current income tax liabilities.

At December 31, 2014, PHI’s consolidated cash and cash equivalents totaled $14 million, which consisted of cash and uncollected funds but excluded current Restricted cash equivalents (cash that is available to be used only for designated purposes) that totaled $25 million. At December 31, 2013, PHI’s consolidated cash and cash equivalents totaled $23 million, which consisted of cash and uncollected funds but excluded current Restricted cash equivalents that totaled $13 million.

Detail of PHI’s short-term debt balance and current portion of long-term debt and project funding balance is as follows:

	As of December 31, 2014
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Pepco Energy Services	PCI	PHI Consolidated
	(millions of dollars)
Variable Rate Demand Bonds	$—	$—	$105	$—	$—	$—	$—	$105
Commercial Paper	287	104	106	127	—	—	—	624

Total Short-Term Debt	$287	$104	$211	$127	$—	$—	$—	$729

Current Portion of Long-Term Debt and Project Funding	$250	$12	$100	$15	$44	$10	$—	$431

PEPCO HOLDINGS

	As of December 31, 2013
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Pepco Energy Services	PCI	PHI Consolidated
	(millions of dollars)
Variable Rate Demand Bonds	$—	$—	$105	$18	$—	$—	$—	$123
Commercial Paper	24	151	147	120	—	—	—	442

Total Short-Term Debt	$24	$151	$252	$138	$—	$—	$—	$565

Current Portion of Long-Term Debt and Project Funding	$—	$175	$100	$107	$41	$12	$11	$446

Commercial Paper

PHI, Pepco, DPL and ACE maintain commercial paper programs to address short-term liquidity needs. As of December 31, 2014, the maximum capacity available under these programs was $875 million, $500 million, $500 million and $350 million, respectively, subject to available borrowing capacity under the unsecured syndicated credit facility described below.

The weighted average interest rate for commercial paper issued by PHI, Pepco, DPL and ACE during 2014 was 0.57%, 0.28%, 0.26% and 0.27%, respectively. The weighted average maturity of all commercial paper issued by PHI, Pepco, DPL and ACE during 2014 was six, six, five and five days, respectively.

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

Sale of Receivables

During 2014, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project pursuant to a Task Order entered into under a General Services Administration area-wide agreement. The purchase price received by Pepco was $12 million. The energy savings project, which is being performed by Pepco Energy Services, was completed in 2014. Pursuant to the purchase agreement, following acceptance of the energy savings project, the buyer will be entitled to receive the contract payments under the Task Order payable by the customer over approximately 9 years. At December 31, 2014, Pepco included the $12 million received in the Current portion of long-term debt and project funding.

On October 24, 2013, Pepco Energy Services, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project over a period of time pursuant to a Task Order. The purchase price received by Pepco Energy Services was $7 million. Pursuant to the purchase agreement, following acceptance of the energy savings project, the buyer will be entitled to receive the contract payments under the Task Order payable by the customer over approximately 23 years. At December 31, 2014, Pepco Energy Services included the $7 million received in the Current portion of long-term debt and project funding.

Cash and Credit Facility Available as of December 31, 2014

	Consolidated PHI	PHI Parent	Utility Subsidiaries
	(millions of dollars)
Credit Facility (Total Capacity)	$1,500	$750	$750
Less: Letters of Credit issued	1	1	—
Commercial Paper outstanding	624	287	337

Remaining Credit Facility Available	875	462	413
Cash Invested in Money Market Funds (a)	—	—	—

Total Cash and Credit Facility Available	$875	$462	$413

(a)	Cash and cash equivalents reported on the PHI consolidated balance sheet totaling $14 million did not include cash invested in money market funds.

PEPCO HOLDINGS

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

In order to mitigate PHI’s ongoing interest costs associated with the $242 million estimate of additional taxes and interest, PHI made a $242 million advanced payment to the IRS for the estimated additional taxes and related interest in the first quarter of 2013. This advanced payment was funded from then currently available sources of liquidity and short-term borrowings. During 2013, PHI terminated all of its interests in its cross-border energy lease investments. PHI received aggregate net cash proceeds of $873 million (net of aggregate termination payments of $2.0 billion used to retire the non-recourse debt associated with the terminated leases) and recorded an aggregate pre-tax loss, including transaction costs, of approximately $3 million ($2 million after-tax), representing the excess of the carrying value of the terminated leases over the net cash proceeds received. A portion of the net cash proceeds from the terminated leases was used to repay borrowings utilized to fund the advanced payment discussed above.

Pension and Other Postretirement Benefit Plans

PHI sponsors a non-contributory, defined benefit pension plan (the PHI Retirement Plan) that covers substantially all employees of Pepco, DPL and ACE and certain employees of other PHI subsidiaries. PHI also provides supplemental retirement benefits to certain eligible executive and key employees through nonqualified retirement plans. PHI’s funding policy with regard to the PHI Retirement Plan is to maintain a funding level that is at least equal to the target liability as defined under the Pension Protection Act of 2006, as modified by subsequent legislation.

Under the Pension Protection Act, if a plan incurs a funding shortfall in the preceding plan year, there can be minimum quarterly contributions required in the current and following plan years. In 2015, PHI expects to make no discretionary tax-deductible contributions to the PHI Retirement Plan. During 2014, PHI, Pepco, DPL and ACE did not make any discretionary tax-deductible contributions to the PHI Retirement Plan. During 2013, PHI, DPL and ACE made discretionary tax-deductible contributions to the PHI Retirement Plan of $80 million, $10 million and $30 million, respectively. PHI satisfied the minimum required contribution rules under the Pension Protection Act in 2014, 2013 and 2012. For additional discussion of PHI’s Pension and Other Postretirement Benefits, see Note (9), “Pension and Other Postretirement Benefits,” to the consolidated financial statements of PHI.

PHI provides certain postretirement health care and life insurance benefits for eligible retired employees. Most employees hired on January 1, 2005 or later will not have company subsidized retiree health care coverage; however, they will be able to purchase coverage at full cost through PHI.

In 2014 and 2013, Pepco contributed $1 million and $6 million, respectively, DPL contributed zero and $3 million, respectively, and ACE contributed $3 million and $6 million, respectively, to the other postretirement benefit plan. In 2014 and 2013, contributions of zero and $7 million, respectively, were made by other PHI subsidiaries.

Based on the results of the 2014 actuarial valuation, PHI’s net periodic pension and OPEB costs were approximately $58 million in 2014 versus $94 million in 2013. The current estimate of benefit cost for 2015 is $97 million. The increase in costs is primarily due to the adoption of new mortality tables, which generally lengthen the estimated time over which benefits would be paid, and a decrease in the discount

PEPCO HOLDINGS

rate. For additional discussion, see Note (9), “Pension and Other Postretirement Benefits,” to the consolidated financial statements of PHI. The utility subsidiaries are responsible for substantially all of the total PHI net periodic pension and OPEB costs. Approximately 36% of net periodic pension and OPEB costs, excluding the nonqualified retirement plan costs, were capitalized in 2014. PHI estimates that its net periodic pension and OPEB expense will be approximately $66 million in 2015, as compared to $34 million in 2014 and $57 million in 2013.

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

Cash Flow Activity

PHI’s cash flows during 2014, 2013 and 2012 are summarized below:

	Cash Source (Use)
	2014	2013	2012
	(millions of dollars)
Operating Activities	$854	$497	$592
Investing Activities	(1,226)	(411)	(969)
Financing Activities	363	(88)	293

Net decrease in cash and cash equivalents	$(9)	$(2)	$(84)

Operating Activities

Cash flows from operating activities during 2014, 2013 and 2012 are summarized below:

	Cash Source (Use)
	2014	2013	2012
	(millions of dollars)
Net income from continuing operations	$242	$110	$218
Non-cash adjustments to net income	625	465	451
Pension contributions	—	(120)	(200)
Advanced payment made to taxing authority	—	(242)	—
Changes in cash collateral related to derivative activities	(9)	31	88
Changes in other assets and liabilities	(4)	206	60
Changes in net current assets held for disposition or sale	—	47	(25)

Net cash from operating activities	$854	$497	$592

Net cash from operating activities increased $357 million for the year ended December 31, 2014, compared to the same period in 2013. The increase was primarily due to an increase in net income of $132 million, a decrease in pension contributions of $120 million and a $242 million advanced payment to the IRS for estimated additional taxes and related interest made in 2013, partially offset by a $47 million reduction in net current assets held for disposition or sale associated with the termination of all cross-border energy lease investments and the wind-down of Pepco Energy Services’ retail electric and natural gas supply businesses.

PEPCO HOLDINGS

Net cash from operating activities decreased $95 million for the year ended December 31, 2013, compared to the same period in 2012. The decrease was primarily due to a decrease in net income of $108 million and a $242 million advanced payment to the IRS for estimated additional taxes and related interest, partially offset by an $80 million decrease in pension contributions and a $72 million reduction in net current assets held for disposition or sale associated with the termination of all cross-border energy lease investments and the wind-down of Pepco Energy Services’ retail electric and natural gas supply businesses.

Investing Activities

Cash flows used by investing activities during 2014, 2013 and 2012 are summarized below:

	Cash (Use) Source
	2014	2013	2012
	(millions of dollars)
Investment in property, plant and equipment	$(1,223)	$(1,310)	$(1,216)
DOE capital reimbursement awards received	4	22	40
Proceeds from sales of land	9	—	—
Changes in restricted cash equivalents	(12)	1	(1)
Net other investing activities	(4)	3	6
Proceeds from discontinued operations, early termination of finance leases held in trust	—	873	202

Net cash used by investing activities	$(1,226)	$(411)	$(969)

Net cash used by investing activities increased $815 million for the year ended December 31, 2014, compared to the same period in 2013. The increase was primarily due to $873 million of proceeds from discontinued operations related to the termination of all cross-border energy lease investments received in 2013.

Net cash used by investing activities decreased $558 million for the year ended December 31, 2013, compared to the same period in 2012. The decrease was primarily due to proceeds from the termination of all cross-border energy lease investments.

Financing Activities

Cash flows from financing activities during 2014, 2013 and 2012 are summarized below:

	Cash (Use) Source
	2014	2013	2012
	(millions of dollars)
Dividends paid on common stock	$(272)	$(270)	$(248)
Common stock issued for the Direct Stock Purchase and Dividend Reinvestment Plan (DRP) and employee-related compensation (a)	34	50	51
Issuances of common stock	—	324	—
Issuance of Series A preferred stock	126	—	—
Issuances of long-term debt	766	800	450
Reacquisitions of long-term debt	(334)	(558)	(176)
Issuances (repayments) of short-term debt, net	164	(200)	33
Issuances of term loans	—	250	200
Repayments of term loans	(100)	(450)	—
Cost of issuances	(10)	(23)	(9)
Net other financing activities	(11)	(11)	(8)

Net cash from (used by) financing activities	$363	$(88)	$293

(a)	Prior to October 1, 2013, the DRP was named the Shareholder Dividend Reinvestment Plan.

PEPCO HOLDINGS

Net cash from financing activities increased $451 million for the year ended December 31, 2014, compared to the same period in 2013. The increase was primarily due to a net increase of $190 million in long-term debt, a net decrease of $100 million in term loans, an increase of $364 million of short-term debt issuances, and an issuance of preferred stock of $126 million, partially offset by issuances of common stock of $324 million in 2013 primarily due to the settlement of an equity forward transaction. For additional information about the equity forward transaction, please refer to Note (12), “Stock-Based Compensation, Dividend Restrictions, and Calculations of Earnings Per Share of Common Stock,” to the consolidated financial statements of PHI.

Net cash from financing activities decreased $381 million for the year ended December 31, 2013, compared to the same period in 2012. The decrease was primarily due to a net decrease of $400 million in term loans and an increase of $233 million in short-term debt repayments, partially offset by issuances of common stock of $324 million primarily due to the settlement in 2013 of the equity forward transaction.

Common Stock Dividends

Common stock dividend payments were $272 million in 2014, $270 million in 2013, and $248 million in 2012. The increase in common stock dividends paid in 2014 and 2013 was the result of additional shares outstanding, primarily shares issued upon settlement of the equity forward transaction in February 2013 and under the DRP.

Changes in Outstanding Common Stock

PHI issued approximately 1 million shares of common stock in each of 2014, 2013 and 2012 under PHI’s long-term incentive plans.

Under the DRP, PHI issued 1.1 million shares of common stock in 2014, 1.6 million shares of common stock in 2013, and 1.7 million shares of common stock in 2012.

In February 2013, PHI issued 17.9 million shares of common stock pursuant to the settlement of the equity forward transaction.

Changes in Outstanding Long-Term Debt

Cash flows from issuances and reacquisitions of long-term debt in 2014, 2013 and 2012 are summarized in the tables below:

	2014	2013	2012
Issuances	(millions of dollars)
Pepco
3.05% First mortgage bonds due 2022	$—	$—	$200
4.15% First mortgage bonds due 2043	—	250	—
4.95% First mortgage bonds due 2043	—	150	—
3.60% First mortgage bonds due 2024	400	—	—
Project Funding Debt	12	—	—

	412	400	200

DPL
4.00% First mortgage bonds due 2042	—	—	250
3.50% First mortgage bonds due 2023	204	300	—

	204	300	250

ACE
Variable rate term loan due 2014	—	100	—
3.375% First mortgage bonds due 2024	150	—	—

	150	100	—

	$766	$800	$450

PEPCO HOLDINGS

	2014	2013	2012
Reacquisitions	(millions of dollars)
Pepco
5.375% Tax-exempt bonds due 2024 (a)	$—	$—	$38
4.95% First mortgage bonds due 2013	—	200	—
4.65% First mortgage bonds due 2014	175	—	—

	175	200	38

DPL
0.75% Tax-exempt bonds due 2026 (a)	—	—	35
1.80% Tax-exempt bonds due 2025 (b)	—	—	15
2.30% Tax-exempt bonds due 2028 (b)	—	—	16
5.20% Tax-exempt bonds due 2019 (a)	—	—	31
6.40% First mortgage bonds due 2013 (a)	—	250	—
5.00% Unsecured notes due 2014	100	—	—

	100	250	97

ACE
Securitization bonds due 2012-2014	41	39	37
5.60% First mortgage bonds due 2025 (a)	—	—	4
6.625% First mortgage bonds due 2013	—	69	—
7.63% First mortgage bonds due 2014	7	—	—

	48	108	41

PCI
6.59%-6.69% Recourse Debt	11	—	—

	11	—	—

	$334	$558	$176

(a)	These bonds were secured by an outstanding series of collateral first mortgage bonds issued by the utility, which had maturity dates, optional and mandatory redemption provisions, interest rates and interest payment dates that were identical to the terms of the tax-exempt bonds. The collateral first mortgage bonds were automatically redeemed simultaneously with the redemption of the tax-exempt bonds.
(b)	Repurchased by DPL in June 2012 pursuant to a mandatory purchase obligation and then retired.

First Mortgage Bond Issuances

During 2014, Pepco issued $400 million of 3.60% first mortgage bonds due March 15, 2024. These bonds were issued under a Mortgage and Deed of Trust and are secured thereunder by a first lien, subject to certain leases, permitted liens and other exceptions, on substantially all of Pepco’s properties, except for such property excluded from the lien of the Mortgage and Deed of Trust. Pepco used a portion of the net proceeds of the offering to repay in full at maturity $175 million in aggregate principal amount of its 4.65% senior notes due April 15, 2014, plus accrued and unpaid interest.

During 2014, DPL issued $200 million of its 3.50% first mortgage bonds due November 15, 2023. These bonds were issued under a Mortgage and Deed of Trust and are secured thereunder by a first lien, subject to certain leases, permitted liens and other exceptions, on substantially all of DPL’s properties, except for such property excluded from the lien of the Mortgage and Deed of Trust. Net proceeds from the issuance of the bonds, which included a premium of $4 million, were used to repay DPL’s outstanding commercial paper and for general corporate purposes.

During 2014, ACE issued $150 million of its 3.375% first mortgage bonds due September 1, 2024. These bonds were issued under a Mortgage and Deed of Trust and are secured thereunder by a first lien, subject to certain leases, permitted liens and other exceptions, on substantially all of ACE’s properties, except for such property excluded from the lien of the Mortgage and Deed of Trust. ACE used $7.2 million of the net proceeds from the issuance of the bonds to repay in full at maturity $7.0 million in aggregate principal amount of ACE’s 7.63% secured medium term notes due August 29, 2014, plus accrued and unpaid interest thereon. ACE used the remainder of the net proceeds to repay its outstanding commercial paper, including commercial paper that ACE issued to prepay in full its $100 million term loan, and for general corporate purposes.

PEPCO HOLDINGS

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

During 2013, DPL issued $300 million of 3.50% first mortgage bonds due November 15, 2023. The net proceeds from the issuance of the bonds were used to repay at maturity $250 million of DPL’s 6.40% first mortgage bonds due December 1, 2013, plus accrued but unpaid interest thereon, to repay outstanding commercial paper and for general corporate purposes.

During 2012, Pepco issued $200 million of 3.05% first mortgage bonds due April 1, 2022. Net proceeds from the issuance of the bonds were used primarily (i) to repay Pepco’s outstanding commercial paper that was issued to temporarily fund capital expenditures and working capital, (ii) to fund the redemption, prior to maturity, of all of the $38.3 million outstanding of the 5.375% tax-exempt pollution control revenue refunding bonds due in 2024 issued by the Industrial Development Authority of the City of Alexandria, Virginia (IDA), on Pepco’s behalf and (iii) for general corporate purposes.

During 2012, DPL issued $250 million of 4.00% first mortgage bonds due June 1, 2042. Net proceeds from the issuance of the bonds were used primarily (i) to repay $215 million of DPL’s outstanding commercial paper that was issued (a) to temporarily fund capital expenditures and working capital and (b) to fund the redemption in June 2012, prior to maturity, of $65.7 million in aggregate principal amount of three series of outstanding tax-exempt pollution control refunding revenue bonds issued by the Delaware Economic Development Authority (DEDA) for DPL’s benefit; (ii) to fund the redemption, prior to maturity, of $31 million of tax-exempt bonds issued by DEDA for DPL’s benefit; and (iii) for general corporate purposes.

Tax Exempt Auction Rate and First Mortgage Bond Redemptions

During 2014, Pepco retired, at maturity, $175 million of its 4.65% senior notes. The senior notes were secured by a like principal amount of its 4.65% first mortgage bonds due April 15, 2014, which under Pepco’s mortgage and deed of trust were deemed to be satisfied when the senior notes were repaid.

During 2014, DPL retired, at maturity, $100 million of its 5.00% unsecured notes.

During 2014, ACE retired, at maturity, $7 million of its 7.63% medium term notes due August 29, 2014. The notes were secured by a like principal amount of first mortgage bonds due August 29, 2014, which under ACE’s mortgage and deed of trust were deemed to be satisfied when the notes were repaid.

During 2014, PCI retired, at maturity, $11 million of bank loans.

During 2013, Pepco retired, at maturity, $200 million of its 4.95% senior notes, which were secured by a like principal amount of Pepco’s first mortgage bonds as previously discussed above.

During 2013, DPL retired, at maturity, $250 million of its 6.40% first mortgage bonds.

During 2013, ACE retired, at maturity, $69 million of its 6.625% non-callable first mortgage bonds. ACE also funded the redemption, prior to maturity, of $4 million of outstanding weekly rate pollution control revenue refunding bonds due 2017, issued by the Pollution Control Financing Authority of Salem County, New Jersey for ACE’s benefit.

PEPCO HOLDINGS

During 2012, all of the $38.3 million of the outstanding 5.375% tax-exempt pollution control revenue refunding bonds issued by IDA for Pepco’s benefit were redeemed. In connection with the redemption, Pepco redeemed all of the $38.3 million outstanding of its 5.375% first mortgage bonds due in 2024 that secured the obligations under the pollution control bonds.

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

Changes in Short-Term Debt

As of December 31, 2014, PHI had a total of $624 million of commercial paper outstanding as compared to $442 million and $637 million of commercial paper outstanding at December 31, 2013 and 2012, respectively.

Capital Requirements

Capital Expenditures

Pepco Holdings’ capital expenditures for the year ended December 31, 2014 totaled $1,223 million, a decrease of $87 million from $1,310 million in 2013. Capital expenditures in 2014 were $567 million for Pepco, $352 million for DPL, $225 million for ACE, $3 million for Pepco Energy Services and $76 million for Corporate and Other. The Power Delivery expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. Corporate and Other capital expenditures primarily consisted of hardware and software expenditures that will be allocated to Power Delivery when the assets are placed in service.

PEPCO HOLDINGS

The table below shows the projected capital expenditures for Power Delivery, Pepco Energy Services and Corporate and Other for the five-year period 2015 through 2019. PHI expects to fund these expenditures through internally generated cash and external financing.

	For the Year Ended December 31,
	2015	2016	2017	2018	2019	Total
	(millions of dollars)
Power Delivery
Distribution	$739	$858	$853	$832	$771	$4,053
Transmission	423	390	417	405	323	1,958
Gas Delivery	32	32	35	36	38	173
Other	97	102	91	73	60	423

Total for Power Delivery	1,291	1,382	1,396	1,346	1,192	6,607
Pepco Energy Services	6	6	5	2	2	21
Corporate and Other	6	6	6	6	6	30

Total PHI	$1,303	$1,394	$1,407	$1,354	$1,200	$6,658

Transmission and Distribution

The projected capital expenditures listed in the table for distribution, transmission and gas delivery are primarily for facility replacements and upgrades to accommodate customer growth and service reliability, including capital expenditures for continuing reliability enhancement efforts. For a more detailed discussion of these efforts, see “General Overview – Power Delivery.” The projected capital expenditures related to the DC PLUG initiative are included as part of distribution expenditures in the table above.

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

Of the total $168 million in DOE awards, $130 million was offset against smart grid-related capital expenditures of Pepco and ACE. The remaining $38 million is being used to offset incremental expenditures associated with direct load control and other Pepco and ACE programs, which have been deferred as regulatory assets. During 2014, Pepco and ACE received award payments of $3 million and $1 million, respectively. The cumulative award payments received by Pepco and ACE as of December 31, 2014, were $148 million and $19 million, respectively.

The IRS has announced that, to the extent these grants are expended on capital items, they will not be considered taxable income.

Dividends

Pepco Holdings’ annual dividend rate on its common stock is determined by the Board of Directors on a quarterly basis and takes into consideration, among other factors, current and possible future developments that may affect PHI’s income and cash flows. In 2014, PHI’s Board of Directors declared quarterly dividends of 27 cents per share of common stock payable on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014.

PEPCO HOLDINGS

On January 22, 2015, the Board of Directors declared a dividend on common stock of 27 cents per share payable March 31, 2015, to shareholders of record on March 10, 2015.

PHI, on a stand-alone basis, generates no operating income of its own. Accordingly, its ability to pay dividends to its shareholders depends on dividends received from its subsidiaries. In addition to their future financial performance, the ability of each of PHI’s direct and indirect subsidiaries to pay dividends is subject to limits imposed by: (i) state corporate laws, which impose limitations on the funds that can be used to pay dividends and when such dividends can be paid, and, in the case of ACE, the regulatory requirement that it obtain the prior approval of the NJBPU before dividends can be paid if its equity as a percent of its total capitalization, excluding securitization debt, falls below 30%; (ii) the prior rights of holders of existing and future mortgage bonds and other long-term debt issued by the subsidiaries, and any preferred stock that may be issued by the subsidiaries in the future, (iii) any other restrictions imposed in connection with the incurrence of liabilities; and (iv) certain provisions of ACE’s charter that impose restrictions on payment of common stock dividends for the benefit of preferred stockholders. None of Pepco, DPL or ACE currently have shares of preferred stock outstanding. Currently, the capitalization ratio limitation to which ACE is subject and the restriction in the ACE charter do not limit ACE’s ability to pay common stock dividends. PHI had approximately $584 million and $595 million of retained earnings free of restrictions at December 31, 2014 and 2013, respectively. These amounts represent the total retained earnings balances at those dates.

Contractual Obligations and Commercial Commitments

Summary information about Pepco Holdings’ consolidated contractual obligations and commercial commitments at December 31, 2014, is as follows:

	Contractual Maturity
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(millions of dollars)
Variable rate demand bonds	$105	$105	$—	$—	$—
Commercial paper	624	624	—	—	—
Long-term debt (a)	5,032	410	471	315	3,836
Long-term project funding	10	2	2	3	3
Interest payments on debt	3,578	252	459	405	2,462
Capital leases, including interest	76	15	30	31	—
Operating leases	525	45	83	68	329
Non-derivative power purchase contracts (b)	2,440	276	509	478	1,177

Total (c)	$12,390	$1,729	$1,554	$1,300	$7,807

(a)	Includes Transition Bonds issued by ACE Funding.
(b)	Excludes contracts for the purchase of electricity to satisfy Default Electricity Supply load service obligations which have neither a fixed commitment amount nor a minimum purchase amount. In addition, costs are recoverable from customers.
(c)	Excludes $625 million of net current and non-current liabilities related to uncertain tax positions due to uncertainty in the timing of the associated cash payments.

PEPCO HOLDINGS

Guarantees, Indemnifications and Off-Balance Sheet Arrangements

PHI and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations that they have entered into in the normal course of business to facilitate commercial transactions with third parties.

PHI guarantees the obligations of Pepco Energy Services under certain contracts in its energy savings performance contracting business and underground transmission and distribution construction business. At December 31, 2014, PHI’s guarantees of Pepco Energy Services’ obligations under these contracts totaled $336 million. PHI also guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for construction projects. These guarantees totaled $185 million at December 31, 2014.

In addition, PHI guarantees certain obligations of Pepco, DPL and ACE under surety bonds obtained by these subsidiaries, for construction projects and self-insured workers compensation matters. These guarantees totaled $53 million at December 31, 2014.

For additional discussion of PHI’s third party guarantees, indemnifications, obligations and off-balance sheet arrangements, see Note (16), “Commitments and Contingencies – Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements,” to the consolidated financial statements of PHI.

Contractual Arrangements with Credit Rating Triggers or Margining Rights

Under certain contractual arrangements entered into by PHI’s subsidiaries, the subsidiary may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit ratings of PHI or the subsidiary are downgraded. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. Based on contractual provisions in effect at December 31, 2014, a downgrade in the unsecured debt credit ratings of PHI and each of its rated subsidiaries to below “investment grade” would increase the collateral obligation of PHI and its subsidiaries by up to $37 million. This amount is attributable primarily to energy services contracts and accounts payable to independent system operators and distribution companies. PHI believes that it and its subsidiaries currently have sufficient liquidity to fund their operations and meet their financial obligations.

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

Environmental Remediation Obligations

PHI’s accrued liabilities for environmental remediation obligations as of December 31, 2014 totaled approximately $28 million, of which approximately $4 million is expected to be incurred in 2015, for potential environmental cleanup and related costs at sites owned or formerly owned by an operating subsidiary where an operating subsidiary is a potentially responsible party or is alleged to be a third-party contributor. For further information concerning the remediation obligations associated with these sites, see Note (16), “Commitments and Contingencies – Environmental Matters,” to the consolidated financial statements of PHI. The most significant environmental remediation obligations as of December 31, 2014, are for the following items:

•	Environmental investigation and remediation costs payable by Pepco with respect to the Benning Road site.

PEPCO HOLDINGS

•	Amounts payable by Pepco in connection with a January 2011 mineral oil release at Pepco’s Potomac River substation in Alexandria, Virginia.

•	Estimated costs for implementation of a closure plan and cap on a Pepco right-of-way that traverses the NRG Energy, Inc. (as successor to GenOn MD Ash Management, LLC) (NRG) fly ash disposal site in Brandywine, Prince George’s County, Maryland. PHI and Pepco believe that the costs incurred in this matter will be recoverable from NRG under a 2000 agreement covering the sale of this site, the terms of which specify that the buyer of Pepco’s generation assets assumed environmental liability for hazardous substances, including ash, which remain on or have been removed from the land on which the acquired generating stations are situated.

•	Estimated costs for implementation of a closure plan for the Edge Moor landfill.

•	Costs associated with investigation and resolution of potential impacts from a September 2013 mineral oil release from a Pepco underground feeder to Watts Branch.

•	Amounts payable by DPL in accordance with a 2001 consent agreement reached with the Delaware Department of Natural Resources and Environmental Control, for remediation, site restoration, natural resource damage compensatory projects and other costs associated with environmental contamination that resulted from an oil release at the Indian River power plant, which DPL sold in June 2001.

•	Potential compliance remediation costs under New Jersey’s Industrial Site Recovery Act payable by PHI associated with the retained environmental exposure from the sale of the Conectiv Energy wholesale power generation business.

•	Amounts payable by DPL in connection with the Wilmington Coal Gas South site located in Wilmington, Delaware, to remediate residual material from the historical operation of a manufactured gas plant.

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

PEPCO HOLDINGS

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

PEPCO HOLDINGS

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

As further described in the “– General Overview – Agreement and Plan of Merger with Exelon Corporation,” PHI has entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings. In addition, the regulatory commissions may seek to suspend or delay one or more of the ongoing proceedings as a result of the Merger Agreement.

In general, a request for new distribution rates is made on the basis of “test year” balances for rate base allowable operating expenses and a requested rate of return. The test year amounts used in the filing may be historical or partially projected. The public service commission may, however, select a different test period than that proposed by the applicable utility. Although the approved tariff rates are intended to be forward-looking, and therefore provide for the recovery of some future changes in rate base and operating costs, they typically do not reflect all of the changes in costs for the period in which the new rates are in effect. See “– General Overview – Power Delivery Initiatives and Activities – Mitigation of Regulatory Lag.”

PEPCO HOLDINGS

The following table shows, for each of the PHI utility subsidiaries, the authorized return on equity as determined in the most recently concluded base rate proceeding and the effective date of the authorized return:

	Authorized Return on Equity	Rate Effective Date
Pepco:
District of Columbia (electricity)	9.40%	April 2014
Maryland (electricity)	9.62%	July 2014
DPL:
Delaware (electricity)	9.70%	May 2014 (a)
Maryland (electricity)	9.81% (b)	September 2013
Delaware (natural gas)	9.75% (c)	November 2013
ACE:
New Jersey (electricity)	9.75%	September 2014

(a)	Beginning in September 2014, DPL provided credits or refunds to any customer whose rates were increased in October 2013 in excess of the increase approved by the DPSC in April 2014.
(b)	ROE has not been determined by any proceeding and is specified only for the purposes of calculating the AFUDC and regulatory asset carrying costs.
(c)	ROE has not been determined by any proceeding and is specified only for reporting purposes and for calculating the AFUDC, construction work in progress, regulatory asset carrying costs and other accounting metrics.

Transmission

The rates Pepco, DPL and ACE are permitted to charge for the transmission of electricity are regulated by FERC and are based on each utility’s transmission rate base, transmission operating expenses and an overall rate of return that is approved by FERC. For each utility subsidiary, FERC has approved a formula for the calculation of the utility transmission rate, which is referred to as a “formula rate.” The formula rates include both fixed and variable elements. Certain of the fixed elements, such as the return on equity and depreciation rates, can be changed only in a FERC transmission rate proceeding. The variable elements of the formula, including the utility’s rate base and operating expenses, are updated annually, effective June 1 of each year, with data from the utility’s most recent annual FERC Form 1 filing. See Note (7), “Regulatory Matters – Rate Proceedings – Federal Energy Regulatory Commission,” to the consolidated financial statements of PHI, regarding certain challenges to DPL’s 2011, 2012 and 2013 annual formula rate updates.

In addition to its formula rate, each utility’s return on equity is supplemented by incentive rates, sometimes referred to as “adders,” and other incentives, which are authorized by FERC to promote capital investment in transmission infrastructure. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. In addition, ROE adders are in effect for each of Pepco, DPL and ACE relating to specific transmission upgrades and improvements. As members of PJM, the transmission rates of Pepco, DPL and ACE are set out in PJM’s Open Access Transmission Tariff. See Note (7), “Regulatory Matters – Rate Proceedings – Federal Energy Regulatory Commission,” to the consolidated financial statements of PHI, regarding certain challenges to Pepco’s, DPL’s and ACE’s base ROE.

PEPCO HOLDINGS

For a discussion of pending state public utility commission and FERC transmission rate and other rate proceedings, see Note (7), “Regulatory Matters – Rate Proceedings,” to the consolidated financial statements of PHI.

Legal Proceedings and Regulatory Matters

For a discussion of legal proceedings, see Note (16), “Commitments and Contingencies,” to the consolidated financial statements of PHI, and for a discussion of regulatory matters, see Note (7), “Regulatory Matters,” to the consolidated financial statements of PHI.

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

In evaluating goodwill for impairment, PHI first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For reporting units in which PHI concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and PHI is not required to perform the two-step goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, including the price per share offered by potential acquirers of PHI during 2014, overall financial performance, lack of significant changes in any key inputs to the prior year impairment test, including the discount rate and forecasted cash flows, and other relevant events and factors affecting the reporting unit.

For reporting units in which PHI concludes that it is more likely than not that the fair value is less than its carrying value, PHI performs the first step of the goodwill impairment test. The first step of the goodwill impairment test compares the estimated fair value of the reporting unit with its carrying amount, including goodwill. PHI uses its best judgment to make reasonable projections of future cash flows and selection of a discount rate for the associated risk with those cash flows when estimating the reporting unit’s fair value. These judgments are inherently uncertain, and actual results could vary from those used in PHI’s estimates. The impact of such variations could significantly alter the results of a goodwill impairment test, which could materially impact the estimated fair value of Power Delivery and potentially the amount of any impairment recorded in the financial statements.

PEPCO HOLDINGS

PHI’s November 1, 2014 annual impairment test indicated that its goodwill was not impaired. See Note (6), “Goodwill,” to the consolidated financial statements of PHI.

In order to estimate the fair value of the Power Delivery reporting unit, PHI prepares an analysis of traditional valuation techniques: an income approach and a market approach. The income approach estimates fair value based on a discounted future cash flow analysis and a terminal value that is consistent with Power Delivery’s long-term view of the business. This approach uses a discount rate based on the estimated weighted average cost of capital (WACC) for the reporting unit. PHI determines the estimated WACC by considering appropriate market-based information for the cost of equity and cost of debt as of the measurement date. The market approach estimates fair value based on a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA) that PHI believes is consistent with EBITDA multiples for comparable utilities. PHI has consistently used this valuation technique to estimate the fair value of Power Delivery.

The estimation of fair value is dependent on a number of factors including but not limited to interest rates, growth assumptions, returns on rate base, operating and capital expenditure requirements, and other factors, changes in which could materially impact the results of impairment testing. Assumptions used were consistent with historical experience, including assumptions concerning the recovery of operating costs and capital expenditures, and current market-based information. A hypothetical 10 percent decrease in estimated fair value of the Power Delivery reporting unit at November 1, 2014 would not have resulted in the Power Delivery reporting unit failing the first step of the impairment test, as defined in the guidance, as the estimated fair value of the reporting unit would have been above its carrying value. Sensitive, interrelated and uncertain variables that could decrease the estimated fair value of the Power Delivery reporting unit include utility sector market performance, sustained adverse business conditions, change in forecasted revenues, higher operating and maintenance capital expenditure requirements, a significant increase in the weighted average cost of capital, and other factors.

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

The FASB guidance on the accounting for the impairment or disposal of long-lived assets (ASC 360), requires that certain long-lived assets must be tested for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable, such as (i) a significant decrease in the market price of a long-lived asset or asset group, (ii) a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, (iii) a significant adverse change in legal factors or in the business climate, including an adverse action or assessment by a regulator, (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group, (v) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates

PEPCO HOLDINGS

continuing losses associated with the use of a long-lived asset or asset group, and (vi) a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

For the year ended December 31, 2014, PHI recorded impairment charges associated with certain long-lived assets at Pepco Energy Services. See Note (8), “Property, Plant and Equipment,” to the consolidated financial statements of PHI.

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

The discount rate for determining the pension benefit obligation was 4.20% and 5.05% as of December 31, 2014 and 2013, respectively. The discount rate for determining the postretirement benefit obligation was 4.15% and 5.00% as of December 31, 2014 and 2013, respectively. PHI utilizes an analytical tool developed by its actuaries to select the discount rate. The analytical tool utilizes a high-quality bond portfolio with cash flows that match the benefit payments expected to be made under the plans.

The expected long-term rate of return on pension and postretirement benefit plan assets used to determine net periodic pension and OPEB cost was 7.00% and 7.25%, respectively, for 2014 and 7.00% for 2013. PHI uses a building block approach to estimate the expected rate of return on plan assets. Under this approach, the percentage of plan assets in each asset class according to PHI’s target asset allocation, at the measurement date of net periodic cost, is applied to the expected asset return for the related asset class. PHI incorporates long-term assumptions for real returns, inflation expectations, volatility, and correlations among asset classes to determine expected returns for the related asset class. The pension and postretirement benefit plan assets consist of equity, fixed income, real estate and private equity investments.

The average remaining service periods for participating employees of the benefit plans was approximately 11 years for both 2014 and 2013. PHI utilizes plan census data to estimate these average remaining service periods. PHI uses the IRS prescribed mortality tables to estimate the average life expectancy. The IRS prescribed tables for 2014 and 2013 were used to determine net periodic pension and OPEB cost for the same respective years. The IRS prescribed mortality tables for 2013 were used for determining the benefit obligations as of December 31, 2013. In 2014, the Society of Actuaries issued new mortality tables which PHI applied in determining its benefit obligations as of December 31, 2014.

PEPCO HOLDINGS

The following table reflects the effect on the projected benefit obligation for the pension plans and the accumulated benefit obligation for the OPEB plan, as well as the net periodic cost, if there were changes in these critical actuarial assumptions while holding all other actuarial assumptions constant:

(in millions, except percentages)	Change in Assumptions	Impact on Benefit Obligation	Projected Increase in 2014 Net Periodic Cost
Pension Plans
Discount rate	(0.25)%	$78	$6
Expected return	(0.25)%	—	5
Postretirement Benefit Plan
Discount rate	(0.25)%	18	1
Expected return	(0.25)%	—	1
Health care cost trend rate	1.00%	18	2

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

PEPCO HOLDINGS

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

Accounting for Income Taxes

PHI exercises significant judgment about the outcome of income tax matters in its application of the FASB guidance on accounting for income taxes (ASC 740) and believes it represents a “Critical Accounting Estimate” because: (i) it records a current tax liability for estimated current tax expense on its federal and state tax returns; (ii) it records deferred tax assets for temporary differences between the financial statement and tax return determination of pre-tax income and the carrying amount of assets and liabilities that are more likely than not going to result in tax deductions in future years; (iii) it determines whether a valuation allowance is needed against deferred tax assets if it is more likely than not that some portion of the future tax deductions will not be realized; (iv) it records deferred tax liabilities for temporary differences between the financial statement and tax return determination of pre-tax income and the carrying amount of assets and liabilities if it is more likely than not that they are expected to result in tax payments in future years; (v) the measurement of deferred tax assets and deferred tax liabilities requires it to estimate future effective tax rates and future taxable income on its federal and state tax returns; (vi) it must consider the effect of newly enacted tax law on its estimated effective tax rate and in measuring deferred tax balances; and (vii) it asserts that tax positions in its tax returns or expected to be taken in its tax returns are more likely than not to be sustained assuming that the tax positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements.

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

PEPCO HOLDINGS

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

General Overview

Pepco is engaged in the transmission and distribution of electricity in the District of Columbia and major portions of Prince George’s County and Montgomery County in suburban Maryland. Pepco also provides Default Electricity Supply. Pepco’s service territory covers approximately 640 square miles and, as of December 31, 2014, had a population of approximately 2.3 million. As of December 31, 2014, approximately 57% of delivered electricity sales were to Maryland customers and approximately 43% were to District of Columbia customers.

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

Agreement and Plan of Merger with Exelon Corporation

PHI has entered into the Merger Agreement with Exelon and Merger Sub, providing for the Merger, with PHI surviving the Merger as an indirect, wholly owned subsidiary of Exelon. For additional information regarding the Merger, see PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation.”

PEPCO

Utility Capital Expenditures

Pepco allocates a substantial portion of its total capital expenditures to improving the reliability of its electrical transmission and distribution systems and replacing aging infrastructure throughout its service territories. These activities include one or more of the following:

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

District of Columbia Power Line Undergrounding Initiative

For information about the District of Columbia Power Line Undergrounding Initiative, please refer to Note (6), “Regulatory Matters – District of Columbia Power Line Undergrounding Initiative,” to the financial statements of Pepco.

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

In an effort to minimize the effects of regulatory lag, prior to the initial execution of the Merger Agreement in April 2014, Pepco had been filing electric distribution base rate cases every nine to twelve months in each of its jurisdictions, pursuing alternative ratemaking mechanisms, evaluating potential reductions in planned capital expenditures, and discussing with the regulatory community and other stakeholders the changing regulatory model economics that are causing regulatory lag.

As further described in PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation,” PHI has entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, Pepco may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings. Accordingly, with the exception of ongoing rate cases (see Note (6), “Regulatory Matters – Rate Proceedings,” to the financial statements of Pepco), Pepco’s efforts to mitigate regulatory lag have been delayed pending the closing of the Merger or the termination of the Merger Agreement.

PEPCO

MAPP Settlement Agreement

For information about the MAPP settlement agreement, please refer to Note (6), “Regulatory Matters – MAPP Settlement Agreement,” to the financial statements of Pepco.

Transmission ROE Challenges

For information about the challenges to Pepco’s base ROE and the application of the formula rate process, each associated with the transmission services it provides, please refer to Note (6), “Regulatory Matters – FERC Transmission ROE Challenges,” to the financial statements of Pepco.

Earnings Overview

Net Income For the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Pepco’s net income for the year ended December 31, 2014 was $171 million compared to $150 million for the year ended December 31, 2013. The $21 million increase in earnings was primarily due to the following:

•	An increase of $17 million from electric distribution base rate increases in the District of Columbia and in Maryland.

•	An increase of $8 million due to customer growth in 2014, primarily in the residential customer class.

•	An increase of $5 million in other income related to gains recorded in 2014 associated with condemnation awards for certain transmission properties.

•	An increase of $1 million due to higher transmission revenue attributable to a change in FERC formula rates.

•	A decrease of $8 million due to higher depreciation and amortization expense associated with regulatory assets and increases in plant investment.

•	A decrease of $2 million due to higher tax benefits recorded in 2013 related to uncertain and effectively settled tax positions.

PEPCO

Results of Operations

The following results of operations discussion compares the year ended December 31, 2014 to the year ended December 31, 2013. All amounts in the tables (except sales and customers) are in millions of dollars.

A condensed summary of Pepco’s statement of income for the year ended December 31, 2014 compared to the year ended December 31, 2013, is set forth in the table below:

	2014	2013	Change
Operating revenue	$2,101	$2,026	$75

Purchased energy	771	750	21
Other operation and maintenance	390	391	(1)
Depreciation and amortization	229	196	33
Other taxes	363	368	(5)

Total operating expenses	1,753	1,705	48

Operating income	348	321	27
Other income (expenses)	(85)	(92)	7

Income before income tax expense	263	229	34
Income tax expense	92	79	13

Net income	$171	$150	$21

Operating Revenue

	2014	2013	Change
Regulated T&D Electric Revenue	$1,269	$1,215	$54
Default Electricity Supply Revenue	798	778	20
Other Electric Revenue	34	33	1

Total Operating Revenue	$2,101	$2,026	$75

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

PEPCO

Regulated T&D Electric

	2014	2013	Change
Regulated T&D Electric Revenue
Residential	$375	$359	$16
Commercial and industrial	705	678	27
Transmission and other	189	178	11

Total Regulated T&D Electric Revenue	$1,269	$1,215	$54

	2014	2013	Change
Regulated T&D Electric Sales (GWh)
Residential	7,854	7,832	22
Commercial and industrial	17,737	17,806	(69)
Transmission and other	160	163	(3)

Total Regulated T&D Electric Sales	25,751	25,801	(50)

	2014	2013	Change
Regulated T&D Electric Customers (in thousands)
Residential	740	727	13
Commercial and industrial	75	74	1
Transmission and other	—	—	—

Total Regulated T&D Electric Customers	815	801	14

Regulated T&D Electric Revenue increased by $54 million primarily due to:

•	An increase of $27 million due to electric distribution base rate increases in the District of Columbia effective March 2014 and in Maryland effective July 2013.

•	An increase of $15 million due to an EmPower Maryland rate increase effective February 2014 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $13 million due to customer growth in 2014 primarily in the residential class.

•	An increase of $7 million in transmission revenue related to the recovery of MAPP abandonment costs, as approved by FERC (which is offset in Depreciation and Amortization).

•	An increase of $4 million in capacity revenue as a result of expanding Maryland demand side management programs (which is partially offset in Depreciation and Amortization).

•	An increase of $1 million in transmission revenue rates effective June 1, 2014 and June 1, 2013 related to increases in transmission plant investment and operating expenses, partially offset by the establishment of a reserve related to the FERC ROE complaint.

The aggregate amount of these increases was partially offset by a decrease of $12 million in distribution revenue due to lower pass-through revenue (which is substantially offset by a corresponding decrease in Other Taxes), primarily the result of a rate decrease effective July 2014 in utility taxes collected by Pepco on behalf of Montgomery County, Maryland.

Default Electricity Supply

	2014	2013	Change
Default Electricity Supply Revenue
Residential	$527	$539	$(12)
Commercial and industrial	251	222	29
Other	20	17	3

Total Default Electricity Supply Revenue	$798	$778	$20

PEPCO

	2014	2013	Change
Default Electricity Supply Sales (GWh)
Residential	6,027	5,944	83
Commercial and industrial	2,993	2,700	293
Other	6	14	(8)

Total Default Electricity Supply Sales	9,026	8,658	368

	2014	2013	Change
Default Electricity Supply Customers (in thousands)
Residential	591	569	22
Commercial and industrial	45	44	1
Other	—	—	—

Total Default Electricity Supply Customers	636	613	23

Default Electricity Supply Revenue increased by $20 million primarily due to:

•	An increase of $42 million due to higher sales primarily as a result of customer migration from competitive suppliers.

•	An increase of $8 million due to higher sales primarily as a result of colder weather during the 2014 winter months, as compared to 2013.

•	An increase of $3 million in revenue from PJM for transmission enhancement credits as a result of a higher total cost of transmission projects in 2014.

The aggregate of these increases was partially offset by:

•	A decrease of $18 million in average customer usage.

•	A decrease of $15 million as a result of lower Default Electricity Supply rates.

The following table shows the percentages of Pepco’s total distribution sales by jurisdiction that are derived from customers receiving Default Electricity Supply from Pepco. Amounts are for the year ended December 31:

	2014	2013
Sales to District of Columbia customers	27%	25%
Sales to Maryland customers	41%	41%

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by Pepco to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy increased by $21 million to $771 million in 2014 from $750 million in 2013 primarily due to:

•	An increase of $21 million primarily due to customer migration from competitive suppliers.

•	An increase of $7 million due to higher electricity sales primarily as a result of warmer weather during the 2014 summer months, as compared to 2013.

•	An increase of $5 million in deferred electricity expense primarily due to higher revenue associated with Default Electricity Supply sales, which resulted in a higher rate of recovery of Default Electricity Supply costs.

PEPCO

The aggregate of these increases was partially offset by a decrease of $12 million due to lower average electricity costs under Default Electricity Supply contracts.

Other Operation and Maintenance

Other Operation and Maintenance expense decreased by $1 million to $390 million in 2014 from $391 million in 2013 primarily due to:

•	A decrease of $5 million in regulatory expenses.

•	A decrease of $3 million associated with higher environmental remediation costs in 2013.

•	A decrease of $2 million primarily resulting from lower pension costs.

The aggregate amount of these decreases was partially offset by:

•	An increase of $6 million in incremental merger-related integration costs.

•	An increase of $3 million primarily due to new customer system support costs.

Depreciation and Amortization

Depreciation and Amortization expense increased by $33 million to $229 million in 2014 from $196 million in 2013 primarily due to:

•	An increase of $11 million in amortization of regulatory assets primarily associated with the EmPower Maryland surcharge rate increase effective February 2014 (which is offset in Regulated T&D Electric Revenue).

•	An increase of $11 million due to utility plant additions.

•	An increase of $7 million in amortization of MAPP abandonment costs (which is offset in T&D Electric Revenue).

•	An increase of $3 million in amortization of regulatory assets primarily related to recoverable major storm costs and rate case costs.

Other Taxes

Other Taxes decreased by $5 million to $363 million in 2014 from $368 million in 2013. The decrease was primarily due to a decrease of $10 million in the Montgomery County, Maryland utility taxes that are collected and passed through by Pepco (substantially offset by a corresponding decrease in Regulated T&D Electric Revenue) partially offset by higher property taxes of $6 million in Maryland.

Other Income (Expenses)

Other Expenses (which are net of Other Income) decreased by $7 million to a net expense of $85 million in 2014 from a net expense of $92 million in 2013. The decrease was primarily due to a $9 million gain recorded in 2014 associated with condemnation awards for certain transmission properties.

Income Tax Expense

Pepco’s income tax expense increased by $13 million to $92 million in 2014 from $79 million in 2013. Pepco’s effective income tax rates for the years ended December 31, 2014 and 2013 were 35.0% and 34.5%, respectively. The increase in the effective tax rate primarily resulted from a decrease in interest benefits related to uncertain and effectively settled tax positions and a reduction in asset removal costs.

PEPCO

On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which Pepco is not a party) that disallowed tax benefits associated with Consolidated Edison’s cross-border lease transaction. As a result of the court’s ruling in this case, PHI determined in the first quarter of 2013 that it could no longer support its current assessment with respect to the likely outcome of tax positions associated with its cross-border energy lease investments held by its wholly owned subsidiary PCI, and PHI recorded an after-tax charge of $377 million in the first quarter of 2013. Included in the $377 million charge was an after-tax interest charge of $54 million and this amount was allocated to each member of PHI’s consolidated group as if each member was a separate taxpayer, resulting in Pepco recording a $5 million (after-tax) interest benefit in the first quarter of 2013.

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

Information concerning the principal amount and terms of Pepco’s outstanding debt securities, as of December 31, 2014, is set forth in Note (9), “Debt,” to the financial statements of Pepco.

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

PEPCO

Commercial Paper Program

Pepco maintains an ongoing commercial paper program to address its short-term liquidity needs. As of December 31, 2014, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

Pepco had $104 million of commercial paper outstanding at December 31, 2014. The weighted average interest rate for commercial paper issued by Pepco during 2014 was 0.28% and the weighted average maturity of all commercial paper issued by Pepco during 2014 was six days.

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

Preferred Stock

Under its Articles of Incorporation, Pepco is authorized to issue and have outstanding up to 6 million shares of preferred stock in one or more series, with each series having such rights, preferences and limitations, including dividend and voting rights and redemption provisions, as the Board of Directors may establish. As of December 31, 2014 and 2013, there were no shares of Pepco preferred stock outstanding.

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

Capital Expenditures

Pepco’s capital expenditures for the year ended December 31, 2014 were $567 million. These expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to Pepco when the assets are placed in service.

PEPCO

Pepco’s projected capital expenditures for the five-year period from 2015 through 2019 are summarized below. Pepco expects to fund these expenditures through internally generated cash, external financing and capital contributions from PHI.

	For the Year Ended December 31,
	2015	2016	2017	2018	2019	Total
	(millions of dollars)
Pepco
Distribution	$495	$559	$531	$529	$473	$2,587
Transmission	122	99	148	127	153	649
Other	50	49	37	31	28	195

Total Pepco	$667	$707	$716	$687	$654	$3,431

Pepco has several construction projects within its service territory where performance has been subcontracted to Pepco Energy Services. Pepco guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for these projects. These guarantees totaled $39 million at December 31, 2014.

District of Columbia Power Line Undergrounding Initiative

On May 3, 2014, the Council of the District of Columbia enacted the Improvement Financing Act, which provides enabling legislation for the DC PLUG initiative. This $1 billion initiative seeks to selectively place underground some of the District of Columbia’s most outage-prone power lines, which lines and surrounding conduit would be owned and maintained by Pepco. A more detailed discussion of the Improvement Financing Act is provided in Note (6), “Regulatory Matters – District of Columbia Power Line Undergrounding Initiative,” to the financial statements of Pepco.

Transmission and Distribution

The projected capital expenditures listed in the table above for distribution and transmission are primarily for facility replacements and upgrades to accommodate customer growth and service reliability, including capital expenditures for continuing reliability enhancement efforts. The projected capital expenditures related to the DC PLUG initiative are included as part of distribution expenditures in the table above.

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

During 2010, Pepco and the DOE signed agreements formalizing Pepco’s $149 million share of the $168 million award. Of the $149 million, $118 million was offset against smart grid-related capital expenditures of Pepco. The remaining $31 million is being used to offset incremental expenditures associated with direct load control and other programs, which have been deferred as regulatory assets. During 2014, Pepco received award payments of $3 million. The cumulative award payments received by Pepco as of December 31, 2014, were $148 million.

The IRS has announced that, to the extent these grants are expended on capital items, they will not be considered taxable income.

PEPCO

Pension and Other Postretirement Benefit Plans

Pepco participates in pension and OPEB plans sponsored by PHI for its employees. Pepco made no contributions the PHI Retirement Plan during 2014 and 2013. In 2014 and 2013, Pepco contributed $1 million and $6 million, respectively, to the other postretirement benefit plan.

DPL

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Delmarva Power & Light Company

DPL meets the conditions set forth in General Instruction I(1)(a) and (b) to Form 10-K, and accordingly information otherwise required under this Item has been omitted in accordance with General Instruction I(2)(a) to Form 10-K.

General Overview

DPL is engaged in the transmission and distribution of electricity in portions of Delaware and Maryland. DPL also provides Default Electricity Supply. DPL’s electricity distribution service territory covers approximately 5,000 square miles and, as of December 31, 2014, had a population of approximately 1.4 million. As of December 31, 2014, approximately 65% of delivered electricity sales were to Delaware customers and approximately 35% were to Maryland customers. In northern Delaware, DPL also supplies and distributes natural gas to retail customers and provides transportation-only services to retail customers who purchase natural gas from other suppliers. DPL’s natural gas distribution service territory covers approximately 275 square miles and, as of December 31, 2014, had a population of approximately 0.5 million.

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

Agreement and Plan of Merger with Exelon Corporation

PHI has entered into the Merger Agreement with Exelon and Merger Sub, providing for the Merger, with PHI surviving the Merger as an indirect, wholly owned subsidiary of Exelon. For additional information regarding the Merger, see PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation.”

DPL

Utility Capital Expenditures

DPL allocates a substantial portion of its total capital expenditures to improving the reliability of its electrical transmission and distribution systems and replacing aging infrastructure throughout its service territories. These activities include one or more of the following:

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

In an effort to minimize the effects of regulatory lag, prior to the initial execution of the Merger Agreement in April 2014, DPL had been filing electric distribution base rate cases every nine to twelve months in each of its jurisdictions, pursuing alternative ratemaking mechanisms, evaluating potential reductions in planned capital expenditures, and discussing with the regulatory community and other stakeholders the changing regulatory model economics that are causing regulatory lag.

As further described in PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation,” PHI has entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, DPL may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings. Accordingly, with the exception of ongoing rate cases (see Note (7), “Regulatory Matters – Rate Proceedings,” to the financial statements of DPL), DPL’s efforts to mitigate regulatory lag have been delayed pending the closing of the Merger or the termination of the Merger Agreement.

MAPP Settlement Agreement

For information about the MAPP settlement agreement, please refer to Note (7), “Regulatory Matters – MAPP Settlement Agreement,” to the financial statements of DPL.

DPL

Transmission ROE Challenges

For information about the challenges to DPL’s base ROE and the application of the formula rate process, each associated with the transmission services it provides, please refer to Note (7), “Regulatory Matters – Transmission ROE Challenges,” to the financial statements of DPL.

Earnings Overview

Net Income For the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

DPL’s net income for the year ended December 31, 2014 was $104 million compared to $89 million for the year ended December 31, 2013. The $15 million increase in earnings was primarily due to the following:

•	An increase of $16 million from electric distribution base rate increases in Maryland and Delaware.

•	An increase of $7 million due to higher transmission revenue attributable to a change in FERC formula rates.

•	An increase of $3 million due to customer growth.

•	An increase of $2 million from a gas distribution base rate increase.

•	An increase of $2 million primarily due to lower long-term debt interest expense.

•	A decrease of $10 million due to higher operation and maintenance expense primarily associated with higher tree trimming, emergency restoration, and incremental merger-related costs in 2014.

•	A decrease of $6 million due to higher depreciation and amortization expense associated primarily with regulatory assets and increases in plant investment.

Results of Operations

The following results of operations discussion compares the year ended December 31, 2014 to the year ended December 31, 2013. All amounts in the tables (except sales and customers) are in millions of dollars.

A condensed summary of DPL’s statement of income for the year ended December 31, 2014 compared to the year ended December 31, 2013, is set forth in the table below:

	2014	2013	Change
Operating revenue	$1,293	$1,244	$49

Purchased energy	546	552	(6)
Gas purchased	104	109	(5)
Other operation and maintenance	269	251	18
Depreciation and amortization	125	107	18
Other taxes	42	40	2

Total operating expenses	1,086	1,059	27

Operating income	207	185	22
Other income (expenses)	(38)	(40)	2

Income before income tax expense	169	145	24
Income tax expense	65	56	9

Net income	$104	$89	$15

DPL

Electric Operating Revenue

	2014	2013	Change
Regulated T&D Electric Revenue	$559	$502	$57
Default Electricity Supply Revenue	527	538	(11)
Other Electric Revenue	13	13	—

Total Electric Operating Revenue	$1,099	$1,053	$46

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

Regulated T&D Electric

	2014	2013	Change
Regulated T&D Electric Revenue
Residential	$251	$232	$19
Commercial and industrial	156	144	12
Transmission and other	152	126	26

Total Regulated T&D Electric Revenue	$559	$502	$57

	2014	2013	Change
Regulated T&D Electric Sales (GWh)
Residential	5,188	5,122	66
Commercial and industrial	7,178	7,295	(117)
Transmission and other	47	48	(1)

Total Regulated T&D Electric Sales	12,413	12,465	(52)

	2014	2013	Change
Regulated T&D Electric Customers (in thousands)
Residential	449	445	4
Commercial and industrial	60	60	—
Transmission and other	1	1	—

Total Regulated T&D Electric Customers	510	506	4

DPL

Regulated T&D Electric Revenue increased by $57 million primarily due to:

•	An increase of $26 million due to electric distribution base rate increases in Maryland effective September 2013 and in Delaware effective October 2013.

•	An increase of $13 million in transmission revenue resulting from higher rates effective June 1, 2014 and June 1, 2013 related to increases in transmission plant investment and operating expenses, partially offset by the establishment of a reserve related to the FERC ROE complaint.

•	An increase of $5 million in transmission revenue related to the recovery of MAPP abandonment costs, as approved by FERC (which is offset in Depreciation and Amortization).

•	An increase of $5 million in transmission revenue related to the resale by DPL of renewable energy in Delaware (which is substantially offset in Purchased Energy and Depreciation and Amortization).

•	An increase of $4 million due to an EmPower Maryland rate increase effective February 2014 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $3 million due to customer growth in 2014 primarily in the residential and commercial customer classes.

The aggregate amount of these increases was partially offset by a decrease of $2 million primarily due to a rate decrease effective May 2013 associated with the Renewable Portfolio Surcharge in Delaware (which is substantially offset in Fuel and Purchased Energy and Depreciation and Amortization).

Default Electricity Supply

	2014	2013	Change
Default Electricity Supply Revenue
Residential	$402	$412	$(10)
Commercial and industrial	112	114	(2)
Other	13	12	1

Total Default Electricity Supply Revenue	$527	$538	$(11)

	2014	2013	Change
Default Electricity Supply Sales (GWh)
Residential	4,420	4,464	(44)
Commercial and industrial	1,371	1,342	29
Other	26	27	(1)

Total Default Electricity Supply Sales	5,817	5,833	(16)

	2014	2013	Change
Default Electricity Supply Customers (in thousands)
Residential	392	390	2
Commercial and industrial	40	38	2
Other	—	—	—

Total Default Electricity Supply Customers	432	428	4

DPL

Default Supply Revenue decreased by $11 million primarily due to:

•	A decrease of $10 million as a result of lower Default Electricity Supply rates.

•	A decrease of $4 million due to lower sales primarily as a result of customer migration to competitive suppliers.

The aggregate amount of these decreases was partially offset by:

•	An increase of $2 million in revenue from PJM for transmission enhancement credits as a result of a higher total cost of transmission projects in 2014.

•	An increase of $1 million due to higher non-weather related average customer usage.

The following table shows the percentages of DPL’s total distribution sales by jurisdiction that are derived from customers receiving Default Electricity Supply from DPL. Amounts are for the years ended December 31:

	2014	2013
Sales to Delaware customers	44%	44%
Sales to Maryland customers	51%	51%

Natural Gas Operating Revenue

	2014	2013	Change
Regulated Gas Revenue	$176	$165	$11
Other Gas Revenue	18	26	(8)

Total Natural Gas Operating Revenue	$194	$191	$3

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

Regulated Gas

	2014	2013	Change
Regulated Gas Revenue
Residential	$106	$103	$3
Commercial and industrial	59	52	7
Transportation and other	11	10	1

Total Regulated Gas Revenue	$176	$165	$11

	2014	2013	Change
Regulated Gas Sales (million cubic feet)
Residential	8,550	7,861	689
Commercial and industrial	6,063	4,945	1,118
Transportation and other	6,418	6,990	(572)

Total Regulated Gas Sales	21,031	19,796	1,235

DPL

	2014	2013	Change
Regulated Gas Customers (in thousands)
Residential	118	117	1
Commercial and industrial	10	9	1
Transportation and other	—	—	—

Total Regulated Gas Customers	128	126	2

Regulated Gas Revenue increased by $11 million primarily due to:

•	An increase of $9 million due to higher sales primarily as a result of colder weather during the winter months of 2014, as compared to 2013.

•	An increase of $6 million due to higher non-weather related average customer usage.

•	An increase of $4 million due to a distribution rate increase effective July 2013.

•	An increase of $2 million due to customer growth primarily in the residential customer class.

The aggregate amount of these increases was partially offset by a decrease of $10 million due to GCR decreases effective November 2014 and November 2013.

Other Gas Revenue

Other Gas Revenue decreased by $8 million primarily due to lower volumes for off-system sales to electric generators and gas marketers.

Operating Expenses

Purchased Energy consists of the cost of electricity purchased by DPL to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy decreased by $6 million to $546 million in 2014 from $552 million in 2013 primarily due to:

•	A decrease of $23 million due to lower average electricity costs under Default Electricity Supply contracts.

•	A decrease of $1 million primarily due to customer migration to competitive suppliers.

The aggregate amount of these decreases was partially offset by:

•	An increase of $15 million due to deferred electricity expense primarily due to higher Default Electricity Supply rates, which resulted in higher rate of recovery of Default Electricity Supply costs.

•	An increase of $3 million due to Renewable Energy Credits in Delaware (which is offset by a corresponding increase in Regulated T&D Electric Revenue).

DPL

Gas Purchased

Gas Purchased expense consists of the cost of gas purchased by DPL to fulfill its obligation to regulated gas customers and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of gas purchased for off-system sales. Total Gas Purchased expense decreased by $5 million to $104 million in 2014 from $109 million in 2013 primarily due to the following:

•	A decrease of $8 million in the cost of gas purchases for off-system sales as a result of lower volumes.

•	A decrease of $7 million in deferred gas expense as a result of a lower rate of recovery of natural gas supply costs.

•	A decrease of $6 million from the settlement of financial hedges entered into as part of DPL’s hedge program for the purchase of regulated natural gas.

The aggregate amount of these decreases was partially offset by an increase of $16 million in the cost of gas purchases for on-system sales as a result of higher average gas prices.

Other Operation and Maintenance

Other Operation and Maintenance expense increased by $18 million to $269 million in 2014 from $251 million in 2013 primarily due to:

•	An increase of $6 million in tree trimming costs.

•	An increase of $4 million in emergency restoration costs.

•	An increase of $4 million in incremental merger-related integration costs.

•	An increase of $3 million in bad debt expenses.

•	An increase of $2 million primarily due to new customer system support costs.

The aggregate amount of these increases was partially offset by a decrease of $2 million resulting from the 2013 write-offs of disallowed MAPP and associated transmission project costs.

Depreciation and Amortization

Depreciation and Amortization expense increased by $18 million to $125 million in 2014 from $107 million in 2013 primarily due to:

•	An increase of $9 million due to utility plant additions.

•	An increase of $5 million in amortization of MAPP abandonment costs (which is offset by a corresponding increase in Regulated T&D Electric Revenue).

•	An increase of $3 million in amortization of regulatory assets primarily related to recoverable AMI costs, major storm costs and rate case costs.

DPL

Other Income (Expenses)

Other Expenses (which are net of Other Income) decreased by $2 million to a net expense of $38 million in 2014 from a net expense of $40 million in 2013. The decrease was primarily due to lower long-term debt interest expense.

Income Tax Expense

DPL’s income tax expense increased by $9 million to $65 million in 2014 from $56 million in 2013. DPL’s effective income tax rates for the years ended December 31, 2014 and 2013 were 38.5% and 38.6%, respectively.

On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which DPL is not a party) that disallowed tax benefits associated with Consolidated Edison’s cross-border lease transaction. As a result of the court’s ruling in this case, PHI determined in the first quarter of 2013 that it could no longer support its current assessment with respect to the likely outcome of tax positions associated with its cross-border energy lease investments held by its wholly owned subsidiary PCI, and PHI recorded an after-tax charge of $377 million in the first quarter of 2013. Included in the $377 million charge was an after-tax interest charge of $54 million and this amount was allocated to each member of PHI’s consolidated group as if each member was a separate taxpayer, resulting in DPL recording a $1 million (after-tax) interest benefit in the first quarter of 2013.

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

DPL

Information concerning the principal amount and terms of DPL’s outstanding First Mortgage Bonds, senior notes, medium-term notes and tax-exempt bonds issued for the benefit of DPL, as of December 31, 2014, is set forth in Note (10), “Debt,” to the financial statements of DPL.

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

Commercial Paper Program

DPL maintains an ongoing commercial paper program to address its short-term liquidity needs. As of December 31, 2014, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

DPL had $106 million of commercial paper outstanding at December 31, 2014. The weighted average interest rate for commercial paper issued by DPL during 2014 was 0.26% and the weighted average maturity of all commercial paper issued by DPL during 2014 was five days.

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

Capital Expenditures

DPL’s capital expenditures for the year ended December 31, 2014 were $352 million. These expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to DPL when the assets are placed in service.

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

Transmission and Distribution

The projected capital expenditures listed in the table above for distribution, transmission and gas delivery are primarily for facility replacements and upgrades to accommodate customer growth and service reliability, including capital expenditures for reliability enhancement efforts.

Pension and Other Postretirement Benefit Plans

DPL participates in pension and OPEB plans sponsored by PHI for its employees. DPL contributed zero and $10 million to the PHI Retirement Plan during 2014 and 2013, respectively. In 2014 and 2013, DPL contributed zero and $3 million, respectively, to the other postretirement benefit plan.

ACE

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Atlantic City Electric Company

ACE meets the conditions set forth in General Instruction I(1)(a) and (b) to Form 10-K, and accordingly information otherwise required under this Item has been omitted in accordance with General Instruction I(2)(a) to Form 10-K.

General Overview

ACE is engaged in the transmission and distribution of electricity in portions of southern New Jersey. ACE also provides Default Electricity Supply. Default Electricity Supply is known as BGS in New Jersey. ACE’s service territory covers approximately 2,700 square miles and, as of December 31, 2014, had a population of approximately 1.1 million.

ACE is a wholly owned subsidiary of Conectiv, which is wholly owned by PHI. Because each of PHI and Conectiv is a public utility holding company subject to PUHCA 2005, the relationship between each of PHI, Conectiv, PHI Service Company and ACE, as well as certain activities of ACE, are subject to FERC’s regulatory oversight under PUHCA 2005.

Agreement and Plan of Merger with Exelon Corporation

PHI has entered into the Merger Agreement with Exelon and Merger Sub, providing for the Merger, with PHI surviving the Merger as an indirect, wholly owned subsidiary of Exelon. For additional information regarding the Merger, see PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation.”

Utility Capital Expenditures

ACE allocates a substantial portion of its total capital expenditures to improving the reliability of its electrical transmission and distribution systems and replacing aging infrastructure throughout its service territory. These activities include one or more of the following:

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

ACE

In an effort to minimize the effects of regulatory lag, prior to the initial execution of the Merger Agreement in April 2014, ACE had been filing electric distribution base rate cases every nine to twelve months, pursuing alternative ratemaking mechanisms, evaluating potential reductions in planned capital expenditures, and discussing with the regulatory community and other stakeholders the changing regulatory model economics that are causing regulatory lag.

As further described in PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation,” PHI has entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, ACE may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings. Accordingly, ACE’s efforts to mitigate regulatory lag have been delayed pending the closing of the Merger or the termination of the Merger Agreement.

Transmission ROE Challenges

For information about the challenges to ACE’s base ROE and the application of the formula rate process, each associated with the transmission services it provides, please refer to Note (6), “Regulatory Matters – FERC Transmission ROE Challenges,” to the consolidated financial statements of ACE.

Earnings Overview

Net Income For the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

ACE’s consolidated net income for the year ended December 31, 2014 was $45 million compared to $50 million for the year ended December 31, 2013. The $5 million decrease in earnings was primarily due to the following:

•	A decrease of $9 million due to higher amortization expense of regulatory assets.

•	A decrease of $7 million due to higher tax benefits recorded in 2013 related to uncertain and effectively settled tax positions.

•	A decrease of $6 million due to higher operation and maintenance expense primarily associated with higher tree trimming and incremental merger-related costs.

•	A decrease of $5 million primarily due to lower sales from milder spring and summer weather, and from lower non-weather related average customer usage.

•	An increase of $17 million from electric distribution base rate increases in New Jersey.

•	An increase of $3 million due to higher transmission revenue attributable to a change in FERC formula rates.

•	An increase of $3 million due to lower long-term debt interest expense.

ACE

Results of Operations

The following results of operations discussion compares the year ended December 31, 2014 to the year ended December 31, 2013. All amounts in the tables (except sales and customers) are in millions of dollars.

A condensed summary of ACE’s consolidated statement of income for the year ended December 31, 2014 compared to the year ended December 31, 2013, is set forth in the table below:

	2014	2013	Change
Operating revenue	$1,213	$1,202	$11

Purchased energy	653	660	(7)
Other operation and maintenance	246	230	16
Depreciation and amortization	157	136	21
Other taxes	2	14	(12)
Deferred electric service costs	20	26	(6)

Total operating expenses	1,078	1,066	12

Operating income	135	136	(1)
Other income (expenses)	(62)	(67)	5

Income before income tax expense	73	69	4
Income tax expense	28	19	9

Consolidated Net Income	$45	$50	$(5)

Operating Revenue

	2014	2013	Change
Regulated T&D Electric Revenue	$449	$429	$20
Default Electricity Supply Revenue	751	759	(8)
Other Electric Revenue	13	14	(1)

Total Operating Revenue	$1,213	$1,202	$11

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

ACE

Regulated T&D Electric

	2014	2013	Change
Regulated T&D Electric Revenue
Residential	$198	$190	$8
Commercial and industrial	152	148	4
Transmission and other	99	91	8

Total Regulated T&D Electric Revenue	$449	$429	$20

	2014	2013	Change
Regulated T&D Electric Sales (GWh)
Residential	4,087	4,214	(127)
Commercial and industrial	4,916	4,969	(53)
Transmission and other	48	48	—

Total Regulated T&D Electric Sales	9,051	9,231	(180)

	2014	2013	Change
Regulated T&D Electric Customers (in thousands)
Residential	480	478	2
Commercial and industrial	65	66	(1)
Transmission and other	1	1	—

Total Regulated T&D Electric Customers	546	545	1

Regulated T&D Electric Revenue increased by $20 million primarily due to:

•	An increase of $28 million due to electric distribution rate increases effective July 2013 and September 2014.

•	An increase of $6 million in transmission revenue resulting from higher rates effective June 1, 2014 and June 1, 2013 related to increases in transmission plant investment and operating expenses, partially offset by the establishment of a reserve related to the FERC ROE complaint.

•	An increase of $5 million primarily due to a rate increase in the New Jersey Societal Benefit Charge effective January 2014 (which is offset in Depreciation and Amortization and Deferred Electric Service Costs).

The aggregate amount of these increases was partially offset by:

•	A decrease of $10 million in distribution revenue due to lower pass-through revenue primarily the result of the expiration of the New Jersey TEFA tax surcharge effective December 2013 (which is offset in Other Taxes).

•	A decrease of $5 million due to lower non-weather related average residential and commercial customer usage.

•	A decrease of $4 million due to lower sales primarily as a result of milder weather during the 2014 spring and summer months, as compared to 2013.

ACE

Default Electricity Supply

	2014	2013	Change
Default Electricity Supply Revenue
Residential	$383	$425	$(42)
Commercial and industrial	190	206	(16)
Other	178	128	50

Total Default Electricity Supply Revenue	$751	$759	$(8)

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale in the PJM RTO market of energy and capacity purchased under contracts with unaffiliated NUGs and (ii) revenue from transmission enhancement credits.

	2014	2013	Change
Default Electricity Supply Sales (GWh)
Residential	3,404	3,335	69
Commercial and industrial	1,056	1,037	19
Other	12	14	(2)

Total Default Electricity Supply Sales	4,472	4,386	86

	2014	2013	Change
Default Electricity Supply Customers (in thousands)
Residential	414	393	21
Commercial and industrial	44	43	1
Other	—	—	—

Total Default Electricity Supply Customers	458	436	22

Default Electricity Supply Revenue decreased by $8 million primarily due to:

•	A decrease of $72 million as a result of lower Default Electricity Supply rates.

•	A decrease of $9 million due to lower sales primarily as a result of milder weather during the 2014 spring and summer months, as compared to 2013.

•	A decrease of $7 million due to lower non-weather related average commercial customer usage.

The aggregate amount of these decreases was partially offset by:

•	An increase of $50 million in wholesale energy and capacity resale revenues primarily due to higher market prices for the resale of electricity and capacity purchased from NUGs.

•	An increase of $30 million due to higher sales primarily as a result of customer migration from competitive suppliers.

The variances described above with respect to Default Electricity Supply Revenue include the effects of an increase of $3 million in ACE’s BGS unbilled revenue resulting primarily from higher rates and customer migration from competitive suppliers in the unbilled revenue period for the year ended 2014 as compared to the corresponding period for the year ended 2013. Such an increase in ACE’s BGS unbilled revenue has the effect of directly increasing the profitability of ACE’s Default Electricity Supply business ($2 million increase in net income) as these unbilled revenues are not included in the deferral calculation until they are billed to customers under the BGS terms approved by the NJBPU.

For the year ended December 31, 2014 and 2013, the percentages of ACE’s total distribution sales that are derived from customers receiving Default Electricity Supply are 49% and 48%, respectively.

ACE

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by ACE to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy decreased by $7 million to $653 million in 2014 from $660 million in 2013 primarily due to:

•	A decrease of $15 million due to lower average electricity costs under BGS contracts.

•	A decrease of $5 million due to lower electricity sales, primarily as a result of milder weather during the 2014 summer months, as compared to 2013.

The aggregate amount of these increases was partially offset by an increase of $13 million primarily due to customer migration from competitive suppliers.

Other Operation and Maintenance

Other Operation and Maintenance expense increased by $16 million to $246 million in 2014 from $230 million in 2013 primarily due to:

•	An increase of $3 million in incremental merger-related integration costs.

•	An increase of $3 million in tree trimming costs.

•	An increase of $3 million due to the write-off of unrecoverable regulatory assets previously established in connection with the sale of certain generation assets.

•	An increase of $2 million in bad debt expense, of which $1 million is deferred and recoverable.

•	An increase of $2 million primarily due to new customer system support costs.

•	An increase of $2 million resulting from higher other benefit expenses partially offset by lower pension costs.

Depreciation and Amortization

Depreciation and Amortization expense increased by $21 million to $157 million in 2014 from $136 million in 2013 primarily due to:

•	An increase of $12 million in amortization due to the expiration of the excess depreciation reserve regulatory liability in August 2013.

•	An increase of $5 million in amortization of solar renewable energy credits (which is offset by an increase in Regulated T&D Electric Revenue).

•	An increase of $4 million in amortization of major storm costs.

Other Taxes

Other Taxes decreased by $12 million to $2 million in 2014 from $14 million in 2013. The decrease was primarily due to the expiration of the TEFA effective December 2013 (which is offset by a corresponding decrease in Regulated T&D Electric Revenue).

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

Deferred Electric Service Costs decreased by $6 million to an expense of $20 million in 2014 as compared to an expense of $26 million in 2013, primarily due to a decrease in deferred electricity expense as a result of lower Default Electricity Supply revenue rates.

Other Income (Expenses)

Other Expenses (which are net of Other Income) decreased by $5 million to a net expense of $62 million in 2014 from a net expense of $67 million in 2013. The decrease was primarily due to lower long-term debt interest expense.

Income Tax Expense

ACE’s consolidated income tax expense increased by $9 million to $28 million in 2014 from $19 million in 2013. ACE’s consolidated effective income tax rates for the years ended December 31, 2014 and 2013 were 38.4% and 27.5%, respectively. The change in the effective tax rate primarily resulted from changes in estimates and interest related to uncertain and effectively settled tax positions. In the first quarter of 2013, ACE recorded an interest benefit of $6 million as discussed further below.

On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which ACE is not a party) that disallowed tax benefits associated with Consolidated Edison’s cross-border lease transaction. As a result of the court’s ruling in this case, PHI determined in the first quarter of 2013 that it could no longer support its current assessment with respect to the likely outcome of tax positions associated with its cross-border energy lease investments held by its wholly owned subsidiary Potomac Capital Investment Corporation, and PHI recorded an after-tax charge of $377 million in the first quarter of 2013. Included in the $377 million charge was an after-tax interest charge of $54 million and this amount was allocated to each member of PHI’s consolidated group as if each member was a separate taxpayer, resulting in ACE recording a $6 million (after-tax) interest benefit in the first quarter of 2013.

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

Information concerning the principal amount and terms of ACE’s outstanding First Mortgage Bonds, senior notes and tax-exempt bonds issued for the benefit of ACE, as of December 31, 2014, is set forth in Note (9), “Debt,” to the consolidated financial statements of ACE.

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

Commercial Paper Program

ACE maintains an ongoing commercial paper program to address its short-term liquidity needs. As of December 31, 2014, the maximum capacity available under the program was $250 million, subject to available borrowing capacity under the credit facility.

ACE had $127 million of commercial paper outstanding at December 31, 2014. The weighted average interest rate for commercial paper issued by ACE during 2014 was 0.27% and the weighted average maturity of all commercial paper issued by ACE during 2014 was five days.

Money Pool

ACE participates in the money pool operated by PHI under authorization received from the NJBPU. The money pool is an unsecured cash management mechanism used by PHI and eligible subsidiaries to manage their short-term investment and borrowing requirements. PHI may invest in, but not borrow from, the money pool. Eligible subsidiaries with surplus cash may deposit those funds in the money pool. Deposits in the money pool are guaranteed by PHI. Eligible subsidiaries with cash requirements may borrow from the money pool. Depositors in the money pool receive, and borrowers from the money pool pay, an interest rate based primarily on PHI’s short-term borrowing rate. PHI deposits funds in the money pool to the extent that the pool has insufficient funds to meet the borrowing needs of its participants, which may require PHI to borrow funds for deposit from external sources. By regulatory order, the NJBPU has restricted ACE’s participation in the PHI money pool. ACE may not invest in the money pool, but may borrow from it if the interest rates are lower than the interest rates at which ACE could borrow funds externally.

ACE

Preferred Stock

Under its Certificate of Incorporation, ACE is authorized to issue and have outstanding up to (i) 799,979 shares of Cumulative Preferred Stock, (ii) 2 million shares of No Par Preferred Stock and (iii) 3 million shares of Preference Stock, each such type of preferred stock having such terms and conditions as are set forth in or authorized by the Certificate of Incorporation. As of December 31, 2014 and 2013, ACE had no shares of preferred stock outstanding.

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

State corporate laws impose limitations on the funds that can be used to pay dividends. In addition, ACE must obtain the approval of the NJBPU before dividends can be paid if its equity as a percent of its total capitalization, excluding securitization debt, falls below 30%. As of December 31, 2014, ACE complied with this requirement without the need to seek approval of the NJBPU.

Capital Expenditures

ACE’s capital expenditures for the year ended December 31, 2014 were $225 million. These expenditures were primarily related to capital costs associated with new customer services, distribution reliability and transmission. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to ACE when the assets are placed in service.

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

Transmission and Distribution

The projected capital expenditures listed in the table for distribution and transmission are primarily for facility replacements and upgrades to accommodate customer growth and service reliability, including continued capital expenditures for reliability enhancement efforts.

ACE

DOE Capital Reimbursement Awards

During 2009, the DOE announced a $168 million award to PHI under the American Recovery and Reinvestment Act of 2009 for the implementation of an AMI system, direct load control, distribution automation, and communications infrastructure, of which $19 million was for ACE’s service territory.

During 2010, ACE and the DOE signed agreements formalizing ACE’s $19 million share of the $168 million award. Of the $19 million, $12 million was offset against smart grid-related capital expenditures of ACE. The remaining $7 million is being used to offset incremental expenditures associated with direct load control and other programs, which have been deferred as regulatory assets. During 2014, ACE received award payments of $1 million. As of December 31, 2014, ACE has received all of its share of the DOE award payments.

The IRS has announced that, to the extent these grants are expended on capital items, they will not be considered taxable income.

Pension and Other Postretirement Benefit Plans

ACE participates in pension and OPEB plans sponsored by PHI for its employees. ACE contributed zero and $30 million, respectively, to the PHI Retirement Plan during 2014 and 2013. In 2014 and 2013, ACE contributed $3 million and $6 million, respectively, to the other postretirement benefit plan.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk management policies for PHI and its subsidiaries are determined by PHI’s Corporate Risk Management Committee (CRMC), the members of which are PHI’s Chief Risk Officer, Executive Vice President (Power Delivery), Chief Financial Officer, General Counsel, Chief Information Officer and other senior executives. The CRMC monitors interest rate fluctuation, commodity price fluctuation, and credit risk exposure, and sets risk management policies that establish limits on unhedged risk and determine risk reporting requirements. For information about PHI’s derivative activities, other than the information otherwise disclosed herein, refer to Note (2), “Significant Accounting Policies – Accounting For Derivatives,” and Note (14), “Derivative Instruments and Hedging Activities,” of the consolidated financial statements of PHI.

Pepco Holdings, Inc.

Interest Rate Risk

Pepco Holdings’ and its subsidiaries’ variable or floating rate debt is subject to the risk of fluctuating interest rates in the normal course of business. Pepco Holdings manages interest rate risk through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term and variable rate debt was less than $1 million as of December 31, 2014.

Potomac Electric Power Company

Interest Rate Risk

Pepco’s debt is subject to the risk of fluctuating interest rates in the normal course of business. Pepco manages interest rate risk through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term debt and variable rate debt was less than $1 million as of December 31, 2014.

Delmarva Power & Light Company

Commodity Price Risk

DPL uses derivative instruments (for example, forward contracts, futures, swaps, and exchange-traded and over-the-counter options) primarily to reduce natural gas commodity price volatility. DPL also manages commodity risk with capacity contracts that do not meet the definition of derivatives. The primary goal of these activities is to reduce the exposure of its regulated retail natural gas customers to natural gas price spikes. All premiums paid and other transaction costs incurred as part of DPL’s natural gas hedging activity, in addition to all gains and losses on the natural gas hedging activity, are fully recoverable through the GCR clause included in DPL’s natural gas tariff rates approved by the DPSC and are deferred until recovered. At December 31, 2014 and 2013, after the effects of cash collateral and netting of derivative assets and liabilities available to be offset under master netting arrangements, DPL had no net derivative assets or liabilities.

Interest Rate Risk

DPL’s debt is subject to the risk of fluctuating interest rates in the normal course of business. DPL manages interest rate risk through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term debt and variable rate debt was less than $1 million as of December 31, 2014.

Atlantic City Electric Company

Interest Rate Risk

ACE’s debt is subject to the risk of fluctuating interest rates in the normal course of business. ACE manages interest rate risk through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term debt and variable rate debt was less than $1 million as of December 31, 2014.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.

	Registrants
Item	Pepco Holdings	Pepco *	DPL *	ACE
Management’s Report on Internal Control Over Financial Reporting	137	228	269	310
Report of Independent Registered Public Accounting Firm	138	229	270	311
Consolidated Statements of Income (Loss)	140	230	271	312
Consolidated Statements of Comprehensive Income (Loss)	141	N/A	N/A	N/A
Consolidated Balance Sheets	142	231	272	313
Consolidated Statements of Cash Flows	144	233	274	315
Consolidated Statements of Equity	145	234	275	316
Notes to Consolidated Financial Statements	146	235	276	317

*	Pepco and DPL have no operating subsidiaries and, therefore, their financial statements are not consolidated.

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

Management of Pepco Holdings assessed Pepco Holdings’ internal control over financial reporting as of December 31, 2014 based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the management of Pepco Holdings concluded that Pepco Holdings’ internal control over financial reporting was effective as of December 31, 2014.

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

PEPCO HOLDINGS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Pepco Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Pepco Holdings, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Washington, D.C.

February 26, 2015

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the Year Ended December 31,	2014	2013	2012
	(millions of dollars, except per share data)
Operating Revenue	$4,878	$4,666	$4,625

Operating Expenses
Fuel and purchased energy	2,080	2,070	2,123
Other services cost of sales	207	146	170
Other operation and maintenance	924	851	898
Depreciation and amortization	549	473	454
Other taxes	413	428	432
Deferred electric service costs	20	26	(5)
Impairment losses	81	4	12

Total Operating Expenses	4,274	3,998	4,084

Operating Income	604	668	541

Other Income (Expenses)
Interest and dividend income	—	—	1
Interest expense	(268)	(273)	(256)
Gain from equity investments	—	2	1
Impairment losses	—	—	(1)
Other income	44	32	35

Total Other Expenses	(224)	(239)	(220)

Income from Continuing Operations Before Income Tax Expense	380	429	321
Income Tax Expense Related to Continuing Operations	138	319	103

Net Income from Continuing Operations	242	110	218
(Loss) Income from Discontinued Operations, net of Income Taxes	—	(322)	67

Net Income (Loss)	$242	$(212)	$285

Basic Share Information
Weighted average shares outstanding—Basic (millions)	251	246	229

Earnings per share of common stock from Continuing Operations—Basic	$0.96	$0.45	$0.95
(Loss) earnings per share of common stock from Discontinued Operations—Basic	—	(1.31)	0.30

Earnings (loss) per share—Basic	$0.96	$(0.86)	$1.25

Diluted Share Information
Weighted average shares outstanding—Diluted (millions)	252	246	230

Earnings per share of common stock from Continuing Operations—Diluted	$0.96	$0.45	$0.95
(Loss) earnings per share of common stock from Discontinued Operations—Diluted	—	(1.31)	0.29

Earnings (loss) per share—Diluted	$0.96	$(0.86)	$1.24

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31,	2014	2013	2012
	(millions of dollars)
Net Income (Loss)	$242	$(212)	$285

Other Comprehensive Income (Loss) from Continuing Operations
Losses on treasury rate locks reclassified into income	1	1	—
Pension and other postretirement benefit plans	(20)	13	(14)

Other comprehensive (loss) income, before income taxes	(19)	14	(14)
Income tax (benefit) expense related to other comprehensive income	(7)	6	(6)

Other comprehensive (loss) income from continuing operations, net of income taxes	(12)	8	(8)
Other Comprehensive Income from Discontinued Operations, Net of Income Taxes	—	6	23

Comprehensive Income (Loss)	$230	$(198)	$300

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2014	December 31, 2013
	(millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$14	$23
Restricted cash equivalents	25	13
Accounts receivable, less allowance for uncollectible accounts of $40 million and $38 million, respectively	782	835
Inventories	141	148
Deferred income tax assets, net	50	51
Income taxes and related accrued interest receivable	9	274
Prepaid expenses and other	63	54

Total Current Assets	1,084	1,398

OTHER ASSETS
Goodwill	1,407	1,407
Regulatory assets	2,409	2,087
Income taxes and related accrued interest receivable	81	75
Restricted cash equivalents	14	14
Other	166	163

Total Other Assets	4,077	3,746

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	15,465	14,567
Accumulated depreciation	(4,959)	(4,863)

Net Property, Plant and Equipment	10,506	9,704

TOTAL ASSETS	$15,667	$14,848

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY	December 31, 2014	December 31, 2013
	(millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$729	$565
Current portion of long-term debt and project funding	431	446
Accounts payable	174	215
Accrued liabilities	313	301
Capital lease obligations due within one year	10	9
Taxes accrued	41	56
Interest accrued	47	47
Liabilities and accrued interest related to uncertain tax positions	6	397
Other	314	277

Total Current Liabilities	2,065	2,313

DEFERRED CREDITS
Regulatory liabilities	343	399
Deferred income tax liabilities, net	3,266	2,928
Investment tax credits	16	17
Pension benefit obligation	396	116
Other postretirement benefit obligations	265	206
Liabilities and accrued interest related to uncertain tax positions	2	28
Other	193	189

Total Deferred Credits	4,481	3,883

OTHER LONG-TERM LIABILITIES
Long-term debt	4,441	4,053
Transition bonds issued by ACE Funding	171	214
Long-term project funding	8	10
Capital lease obligations	50	60

Total Other Long-Term Liabilities	4,670	4,337

COMMITMENTS AND CONTINGENCIES (NOTE 16)
PREFERRED STOCK
Series A preferred stock, $.01 par value, 18,000 shares authorized, 12,600 and zero shares outstanding, respectively	129	—

EQUITY
Common stock, $.01 par value—400,000,000 shares authorized, 252,728,684 and 250,324,898 shares outstanding, respectively	3	3
Premium on stock and other capital contributions	3,800	3,751
Accumulated other comprehensive loss	(46)	(34)
Retained earnings	565	595

Total Equity	4,322	4,315

TOTAL LIABILITIES AND EQUITY	$15,667	$14,848

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,	2014	2013	2012
	(millions of dollars)
OPERATING ACTIVITIES
Net income (loss)	$242	$(212)	$285
Loss (income) from discontinued operations, net of income taxes	—	322	(67)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	549	473	454
Deferred income taxes	302	458	312
Gains on sales of land	(9)	—	—
Losses on treasury rate locks reclassified into income	1	1	—
Impairment losses	81	4	12
Other	3	(13)	(15)
Changes in:
Accounts receivable	48	(46)	(2)
Inventories	7	5	(28)
Prepaid expenses	(8)	17	(12)
Regulatory assets and liabilities, net	(216)	(121)	(174)
Accounts payable and accrued liabilities	(22)	1	43
Pension contributions	—	(120)	(200)
Pension benefit obligation, excluding contributions	48	65	65
Cash collateral related to derivative activities	(9)	31	88
Income tax-related prepayments, receivables and payables	(173)	(182)	(160)
Advanced payment made to taxing authority	—	(242)	—
Other assets and liabilities	10	9	16
Net current assets held for disposition or sale	—	47	(25)

Net Cash From Operating Activities	854	497	592

INVESTING ACTIVITIES
Investment in property, plant and equipment	(1,223)	(1,310)	(1,216)
Department of Energy capital reimbursement awards received	4	22	40
Proceeds from sales of land	9	—	—
Changes in restricted cash equivalents	(12)	1	(1)
Net other investing activities	(4)	3	6
Proceeds from discontinued operations, early termination of finance leases held in trust	—	873	202

Net Cash Used By Investing Activities	(1,226)	(411)	(969)

FINANCING ACTIVITIES
Dividends paid on common stock	(272)	(270)	(248)
Common stock issued for the Direct Stock Purchase and Dividend Reinvestment Plan (DRP) and employee-related compensation	34	50	51
Issuances of common stock	—	324	—
Issuances of Series A preferred stock	126	—	—
Issuances of long-term debt	766	800	450
Reacquisitions of long-term debt	(334)	(558)	(176)
Issuances (repayments) of short-term debt, net	164	(200)	33
Issuances of term loans	—	250	200
Repayments of term loans	(100)	(450)	—
Cost of issuances	(10)	(23)	(9)
Net other financing activities	(11)	(11)	(8)

Net Cash From (Used By) Financing Activities	363	(88)	293

Net Decrease In Cash and Cash Equivalents	(9)	(2)	(84)
Cash and Cash Equivalents at Beginning of Year	23	25	109

CASH AND CASH EQUIVALENTS AT END OF YEAR	$14	$23	$25

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $8 million, $7 million and $8 million, respectively)	$257	$260	$253
Cash (received) paid for income taxes	(2)	228	—
Non-cash activities:
Reclassification of property, plant and equipment to regulatory assets	—	—	88
Reclassification of asset removal costs regulatory liability to accumulated depreciation	—	—	61

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Premium	Accumulated Other Comprehensive	Retained
(millions of dollars, except shares)	Shares	Par Value	on Stock	(Loss) Income	Earnings	Total
Balance as of December 31, 2011	227,500,190	$2	$3,325	$(63)	$1,040	$4,304
Net Income	—	—	—	—	285	285
Other comprehensive income	—	—	—	15	—	15
Dividends on common stock ($1.08 per share)	—	—	—	—	(248)	(248)
Issuance of common stock:
Original issue shares, net	854,060	—	19	—	—	19
DRP original shares	1,661,177	—	32	—	—	32
Net activity related to stock-based awards	—	—	7	—	—	7

Balance as of December 31, 2012	230,015,427	2	3,383	(48)	1,077	4,414
Net Loss	—	—	—	—	(212)	(212)
Other comprehensive income	—	—	—	14	—	14
Dividends on common stock ($1.08 per share)	—	—	—	—	(270)	(270)
Issuance of common stock:
Original issue shares, net	18,734,128	1	331	—	—	332
DRP original shares	1,575,343	—	30	—	—	30
Net activity related to stock-based awards	—	—	7	—	—	7

Balance as of December 31, 2013	250,324,898	3	3,751	(34)	595	4,315
Net Income	—	—	—	—	242	242
Other comprehensive loss	—	—	—	(12)	—	(12)
Dividends on common stock ($1.08 per share)	—	—	—	—	(272)	(272)
Issuance of common stock:
Original issue shares, net	1,310,276		14	—	—	14
DRP original shares	1,122,575	—	28	—	—	28
Net activity related to stock-based awards	(29,065)	—	7	—	—	7

Balance as of December 31, 2014	252,728,684	$3	$3,800	$(46)	$565	$4,322

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

PHI Service Company, a wholly owned subsidiary service company of PHI, provides a variety of support services, including legal, accounting, treasury, tax, purchasing and information technology services to PHI and its operating subsidiaries. These services are provided pursuant to service agreements among PHI, PHI Service Company and the participating operating subsidiaries. The expenses of PHI Service Company are charged to PHI and the participating operating subsidiaries in accordance with cost allocation methodologies set forth in the service agreements.

Agreement and Plan of Merger with Exelon Corporation

PHI entered into an Agreement and Plan of Merger, dated April 29, 2014, as amended and restated on July 18, 2014 (the Merger Agreement), with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly owned subsidiary of Exelon. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of PHI (other than (i) shares owned by Exelon, Merger Sub or any other direct or indirect wholly owned subsidiary of Exelon and shares owned by PHI or any direct or indirect, wholly owned subsidiary of PHI, and in each case not held on behalf of third parties (but not including shares held by PHI in any rabbi trust or similar arrangement in respect of any compensation plan or arrangement) and (ii) shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law), will be canceled and converted into the right to receive $27.25 in cash, without interest.

In connection with entering into the Merger Agreement, as further described in Note (13), “Preferred Stock,” PHI entered into a Subscription Agreement with Exelon dated April 29, 2014 (the Subscription Agreement), pursuant to which PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million on April 30, 2014. Exelon also committed, pursuant to the

PEPCO HOLDINGS

Subscription Agreement, to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014 and January 26, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for a purchase price of $18 million.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of common stock of PHI; (ii) the receipt of regulatory approvals required to consummate the Merger, including approvals from the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Delaware Public Service Commission (DPSC), the District of Columbia Public Service Commission (DCPSC), the Maryland Public Service Commission (MPSC), the New Jersey Board of Public Utilities (NJBPU) and the Virginia State Corporation Commission (VSCC); (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act); and (iv) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (b) each party’s compliance with its obligations and covenants contained in the Merger Agreement (including covenants that may limit, restrict or prohibit PHI and its subsidiaries from taking specified actions during the period between the date of the Merger Agreement and the closing of the Merger or the termination of the Merger Agreement). In addition, the obligations of Exelon and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing terms, conditions, obligations or commitments, individually or in the aggregate, that constitute a burdensome condition (as defined in the Merger Agreement). For additional discussion, see Note (7), “Regulatory Matters – Merger Approval Proceedings.”

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. On December 22, 2014, the applicable waiting period under the HSR Act expired, and the HSR Act no longer precludes completion of the Merger. Although the Department of Justice (DOJ) allowed the waiting period under the HSR Act to expire without taking any action with respect to the Merger, the DOJ has not advised PHI that it has concluded its investigation. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015. On February 13, 2015, Pepco Holdings, DPL, Exelon, certain of Exelon’s affiliates, the Staff of the DPSC and certain other parties, filed a settlement agreement with the DPSC with respect to the Merger. This settlement agreement is subject to approval by the DPSC.

The Merger Agreement may be terminated by each of PHI and Exelon under certain circumstances, including if the Merger is not consummated by July 29, 2015 (subject to extension by PHI or Exelon to October 29, 2015, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for both PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain such regulatory approvals with respect to the Merger or the breach by Exelon of its obligations in respect of obtaining such regulatory approvals (a Regulatory Termination), PHI will be able to redeem any issued and outstanding Preferred Stock at par value. If the Merger Agreement is terminated, other than for a Regulatory Termination, PHI will be required to redeem the Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

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

During 2012, Pepco Energy Services deactivated its Buzzard Point and Benning Road oil-fired generation facilities. Pepco Energy Services is demolishing the Benning Road generation facility and realizing the scrap metal salvage value of the facility. The demolition of the facility commenced in the fourth quarter of 2013 and is expected to be completed in the first quarter of 2015. Pepco Energy Services is recognizing the salvage proceeds associated with the scrap metals at the facility as realized.

Corporate and Other

Between 1990 and 1999, Potomac Capital Investment Corporation (PCI), a wholly owned subsidiary of PHI, through various subsidiaries, entered into certain transactions involving investments in aircraft and aircraft equipment, railcars and other assets. In connection with these transactions, PCI recorded deferred tax assets in prior years of $101 million in the aggregate. Following events that took place during the first quarter of 2013, which included (i) court decisions in favor of the Internal Revenue Service (IRS) with respect to other taxpayers’ cross-border lease and other structured transactions (see “Discontinued Operations – Cross-Border Energy Lease Investments” below), (ii) the change in PHI’s tax position with respect to the tax benefits associated with its cross-border energy leases, and (iii) PHI’s decision in March 2013 to begin to pursue the early termination of its remaining cross-border energy lease investments (which represented a substantial portion of the remaining assets within PCI) without the intent to reinvest these proceeds in income-producing assets, management evaluated the likelihood that PCI would be able to realize the $101 million of deferred tax assets in the future. Based on this evaluation, PCI established valuation allowances against these deferred tax assets totaling $101 million in the first quarter of 2013.

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

Discontinued Operations

Cross-Border Energy Lease Investments

Through its subsidiary PCI, PHI held a portfolio of cross-border energy lease investments. During 2013, PHI completed the termination of its interest in its cross-border energy lease investments and, as a result, these investments have been accounted for as discontinued operations.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Pepco Holdings and its wholly owned subsidiaries. All material intercompany balances and transactions between subsidiaries have been eliminated. Pepco Holdings uses the equity method to report investments, corporate joint ventures, partnerships, and affiliated companies in which it holds an interest and can exercise significant influence over the operations and policies of the entity. Certain transmission and other facilities currently held are consolidated in proportion to PHI’s percentage interest in the facility.

Consolidation of Variable Interest Entities

PHI assesses its contractual arrangements with variable interest entities (VIEs) to determine whether it is the primary beneficiary and thereby has to consolidate the entities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810. The guidance addresses conditions under which an entity should be consolidated based upon variable interests rather than voting interests. See Note (17), “Variable Interest Entities,” for additional information.

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

PEPCO HOLDINGS

Significant matters that involve the use of estimates include the assessment of contingencies, the calculation of future cash flows and fair value amounts for use in asset and goodwill impairment calculations, fair value calculations for derivative instruments, pension and other postretirement benefit assumptions, the assessment of the probability of recovery of regulatory assets, accrual of storm restoration costs, accrual of unbilled revenue, recognition of changes in network service transmission rates for prior service year costs, accrual of loss contingency liabilities for general litigation and auto and other liability claims, accrual of interest related to income taxes, the recognition of lease income and income tax benefits for investments in finance leases held in trust associated with PHI’s former cross-border energy lease investments (see Note (20), “Discontinued Operations – Cross-Border Energy Lease Investments”), and income tax provisions and reserves. Additionally, PHI is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of its business. PHI records an estimated liability for these proceedings and claims when it is probable that a loss has been incurred and the loss is reasonably estimable.

Revenue Recognition

Regulated Revenue

Power Delivery recognizes revenue upon distribution of electricity and natural gas to its customers, including unbilled revenue for services rendered but not yet billed. PHI’s unbilled revenue was $172 million and $177 million as of December 31, 2014 and 2013, respectively, and these amounts are included in Accounts receivable. PHI’s utility subsidiaries calculate unbilled revenue using an output-based methodology. This methodology is based on the supply of electricity or natural gas intended for distribution to customers. The unbilled revenue process requires management to make assumptions and judgments about input factors such as customer sales mix, temperature and estimated line losses (estimates of electricity and natural gas expected to be lost in the process of its transmission and distribution to customers). The assumptions and judgments are inherently uncertain and susceptible to change from period to period, and if the actual results differ from the projected results, the impact could be material.

Taxes related to the consumption of electricity and natural gas by the utility customers, such as fuel, energy, or other similar taxes, are components of the tariff rates charged by PHI’s utility subsidiaries and, as such, are billed to customers and recorded in Operating revenue. Accruals for the remittance of these taxes are recorded in Other taxes.

Pepco Energy Services Revenue

Revenue for Pepco Energy Services’ energy savings performance construction business and certain construction contracts in its underground transmission and distribution business is recognized using the percentage-of-completion method which recognizes revenue as work is completed and costs are incurred on its contracts. Under this method, Pepco Energy Services recognizes these contractual revenues based on the percentage of incurred costs relative to the estimated costs to complete a contract. Revenues from its operation and maintenance activities and measurement and verification activities in its energy savings business and certain construction contracts in its underground transmission and distribution business are recognized when earned.

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in PHI’s gross revenues were $321 million, $346 million and $356 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Accounting for Derivatives

PHI and its subsidiaries may use derivative instruments primarily to manage risk associated with commodity prices and interest rates. Risk management policies are determined by PHI’s Corporate Risk

PEPCO HOLDINGS

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

Changes in the fair value of derivatives held by DPL that do not qualify for hedge accounting or are not designated as hedges are presented on the consolidated statements of income (loss) as Fuel and purchased energy expense or Operating revenue, respectively. Changes in the fair value of derivatives held by DPL are deferred as regulatory assets or liabilities under the accounting guidance for regulated operations.

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

Changes in the fair value of derivatives designated as fair value hedges, as well as changes in the fair value of the hedged asset, liability or firm commitment, are recorded in the consolidated statements of income (loss).

The impact of derivatives that are marked to market through current earnings, the ineffective portion of cash flow hedges, and the portion of fair value hedges that flows to current earnings are presented on a net basis in the consolidated statements of income (loss) as Operating revenue or as Fuel and purchased energy expense. When a hedging gain or loss is realized, it is presented on a net basis in the same line item as the underlying item being hedged. Unrealized derivative gains and losses are presented gross on the consolidated balance sheets except where contractual netting agreements are in place with individual counterparties.

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

See Note (14), “Derivative Instruments and Hedging Activities,” for more information about the types of derivatives employed by PHI, the components of any unrealized and realized gains and losses and Note (15), “Fair Value Disclosures,” for the methodologies used to value them.

Stock-Based Compensation

PHI recognizes compensation expense for stock-based awards, modifications or cancellations based on the grant-date fair value. Compensation expense is recognized over the requisite service period. A deferred tax asset and deferred tax benefit are also recognized concurrently with compensation expense for the tax effect of the deduction of stock options, restricted stock and restricted stock unit awards, which are deductible only upon exercise and/or vesting.

PEPCO HOLDINGS

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

PEPCO HOLDINGS

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

PHI maintains an allowance for uncollectible accounts and changes in the allowance are recorded as an adjustment to Other operation and maintenance expense in the consolidated statements of income (loss). PHI determines the amount of the allowance based on specific identification of material amounts at risk by customer and maintains a reserve based on its historical collection experience. The adequacy of this allowance is assessed on a quarterly basis by evaluating all known factors, such as the aging of the receivables, historical collection experience, the economic and competitive environment and changes in the creditworthiness of its customers. Accounts receivable are written off in the period in which the receivable is deemed uncollectible and collection efforts have been exhausted. Recoveries of Accounts receivable previously written off are recorded when received. Although PHI believes its allowance is adequate, it cannot anticipate with any certainty the changes in the financial condition of its customers. As a result, PHI records adjustments to the allowance for uncollectible accounts in the period in which the new information that requires an adjustment to the reserve becomes known.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired at the acquisition date. PHI tests its goodwill for impairment annually as of November 1 and whenever an event occurs or circumstances change in the interim that would more likely than not (that is, a greater than 50% chance) reduce the estimated fair value of a reporting unit below the carrying amount of its net assets. Factors that may result in an interim impairment test include, but are not limited to: a change in the identified reporting units; an adverse change in business conditions; a protracted decline in PHI’s stock price causing market capitalization to fall significantly below book value; an adverse regulatory action; or an impairment of long-lived assets in the reporting unit. PHI performed its most recent annual impairment test as of November 1, 2014, and its goodwill was not impaired as described in Note (6), “Goodwill.”

Regulatory Assets and Regulatory Liabilities

The operations of Pepco are regulated by the DCPSC and the MPSC. The operations of DPL are regulated by the DPSC and the MPSC. DPL’s interstate transportation and wholesale sale of natural gas are regulated by FERC. The operations of ACE are regulated by the NJBPU. The transmission of electricity by Pepco, DPL and ACE is regulated by FERC.

PEPCO HOLDINGS

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

Leveraged Leases

Income from investments in leveraged lease transactions, in which PHI was an equity participant, was accounted for using the financing method. In accordance with the financing method, investments in leased property were recorded as a receivable from the lessee to be recovered through the collection of future rentals. Income was recognized over the life of the lease at a constant rate of return on the positive net investment. Each quarter, PHI reviewed the carrying value of each lease, which included a review of the underlying financial assumptions, the timing and collectibility of cash flows, and the credit quality of the lessee. Changes to the underlying assumptions, if any, were accounted for in accordance with FASB guidance on leases and reflected in the carrying value of the lease effective for the quarter within which they occurred.

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

PEPCO HOLDINGS

Arrangements Containing a Lease

PPAs are deemed to contain a lease if the arrangement conveys the right to control the use of property, plant or equipment. If so, PHI determines the appropriate lease accounting classification.

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

The annual provision for depreciation on electric and natural gas property, plant and equipment is computed on a straight-line basis using composite rates by classes of depreciable property. Non-operating and other property is generally depreciated on a straight-line basis over the useful lives of the assets. The table below provides system-wide composite annual depreciation rates for the years ended December 31, 2014, 2013 and 2012.

	Transmission and Distribution			Generation
	2014	2013	2012	2014	2013	2012
Pepco	2.3%	2.2%	2.5%	—	—	—
DPL	2.6%	2.6%	2.7%	—	—	—
ACE	2.6%	2.8%	3.0%	—	—	—
Pepco Energy Services	—	—	—	1.2%	0.4%	6.4	%(a)

(a)	Percentage reflects accelerated depreciation of the Benning Road and Buzzard Point generating facilities retired during 2012.

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

PEPCO HOLDINGS

Capitalized Interest and Allowance for Funds Used During Construction

In accordance with FASB guidance on regulated operations (ASC 980), PHI’s utility subsidiaries may capitalize the capital costs of financing the construction of plant and equipment as allowance for funds used during construction (AFUDC). This results in the debt portion of AFUDC being recorded as a reduction of Interest expense and the equity portion of AFUDC being recorded as an increase to Other income in the accompanying consolidated statements of income (loss).

Pepco Holdings recorded AFUDC for borrowed funds of $7 million, $7 million and $7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Pepco Holdings recorded amounts for the equity component of AFUDC of $13 million, $11 million and $14 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Asset Removal Costs

In accordance with FASB guidance, asset removal costs are recorded by PHI utility subsidiaries as Regulatory liabilities. At December 31, 2014 and 2013, $250 million and $275 million, respectively, of asset removal costs are included in Regulatory liabilities in the accompanying consolidated balance sheets.

Pension and Postretirement Benefit Plans

PHI sponsors a non-contributory, defined benefit pension plan that covers substantially all employees of Pepco, DPL, ACE and certain employees of other PHI subsidiaries (the PHI Retirement Plan). PHI also provides supplemental retirement benefits to certain eligible executives and key employees through nonqualified retirement plans and provides certain postretirement health care and life insurance benefits for eligible retired employees. Most employees hired after January 1, 2005 will not have retiree health care coverage.

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

PEPCO HOLDINGS

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

PEPCO HOLDINGS

Business Combinations (ASC 805)

In November 2014, the FASB issued new recognition and disclosure requirements related to pushdown accounting. The new recognition requirements grant an acquired entity (or its subsidiaries) the option to elect whether and when a new accounting and reporting basis (pushdown accounting) will be applied when an acquirer obtains control of the acquired entity. This election may be made by the acquired entity (or its subsidiaries) for future change-in-control events or for its most recent change-in-control event, and the acquired entity will be required to determine whether pushdown accounting will be applied in the reporting period in which the change-in-control event occurs or in a subsequent reporting period.

The new required disclosures include information that enables financial statement users to evaluate the effects of pushdown accounting. Disclosures are required to be made in the period in which pushdown accounting is applied and are expected to include both qualitative and quantitative information.

The new recognition and disclosure requirements became effective on a prospective basis on November 18, 2014. PHI currently anticipates it may be affected by the new guidance if its Merger with Exelon closes.

(5) SEGMENT INFORMATION

Pepco Holdings’ management has identified its operating segments at December 31, 2014 as Power Delivery and Pepco Energy Services. In the tables below, the Corporate and Other column is included to reconcile the segment data with consolidated data and includes unallocated Pepco Holdings’ (parent company) capital costs, such as financing costs. During 2013, PHI completed the termination of its interests in its cross-border energy lease investments that had been maintained by PHI through its wholly- owned subsidiary, PCI. As a result, the cross-border energy lease investments, which comprised substantially all of the operations of the former Other Non-Regulated segment, have been accounted for as discontinued operations. The remaining operations of the former Other Non-Regulated segment, which no longer meet the definition of a separate segment for financial reporting purposes, have been included in Corporate and Other. Segment financial information for continuing operations at and for the years ended December 31, 2014, 2013 and 2012, is as follows:

	Year Ended December 31, 2014
	Power Delivery	Pepco Energy Services	Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$4,607	$278	$(7)	$4,878
Operating Expenses (b)	3,916	354 (c)	4	4,274
Operating Income (Loss)	691	(76)	(11)	604
Interest Expense	226	1	41	268
Other Income	40	2	2	44
Income Tax Expense (Benefit)	185	(36)	(11)	138
Net Income (Loss) from Continuing Operations	320	(39)	(39)	242
Total Assets	13,719	244	1,704	15,667
Construction Expenditures	$1,144	$3	$76	$1,223

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(7) million for Operating Revenue, $(7) million for Operating Expenses and $(4) million for Interest Expense.
(b)	Includes depreciation and amortization expense of $549 million, consisting of $511 million for Power Delivery, $7 million for Pepco Energy Services and $31 million for Corporate and Other.
(c)	Includes impairment losses of $81 million ($48 million after-tax) associated with Pepco Energy Services’ combined heat and power thermal generating facilities and operations in Atlantic City.

PEPCO HOLDINGS

	Year Ended December 31, 2013
	Power Delivery	Pepco Energy Services		Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$4,472	$203		$(9)	$4,666
Operating Expenses (b)	3,828	201	(c)	(31)	3,998
Operating Income	644	2		22	668
Interest Expense	228	1		44	273
Other Income	28	3		3	34
Income Tax Expense (d)	155	1		163 (e)	319
Net Income (Loss) from Continuing Operations	289	3		(182)	110
Total Assets	13,027	335		1,486	14,848
Construction Expenditures	$1,194	$4		$112	$1,310

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(10) million for Operating Revenue, $(9) million for Operating Expenses and $(5) million for Interest Expense.
(b)	Includes depreciation and amortization expense of $473 million, consisting of $439 million for Power Delivery, $6 million for Pepco Energy Services and $28 million for Corporate and Other.
(c)	Includes impairment losses of $4 million ($3 million after-tax) associated with Pepco Energy Services’ landfill gas-fired electric generation facility.
(d)	Includes after-tax interest associated with uncertain and effectively settled tax positions allocated to each member of the consolidated group, including a $12 million interest benefit for Power Delivery and interest expense of $66 million for Corporate and Other.
(e)	Includes non-cash charges of $101 million representing the establishment of valuation allowances against certain deferred tax assets of PCI included in Corporate and Other.

	Year Ended December 31, 2012
	Power Delivery	Pepco Energy Services		Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$4,378	$256	(b)	$(9)	$4,625
Operating Expenses (c)	3,847	271	(b)(d)	(34)	4,084
Operating Income (Loss)	531	(15)		25	541
Interest Income	1	1		(1)	1
Interest Expense	219	2		35	256
Impairment Losses	—	—		(1)	(1)
Other Income	32	1		3	36
Income Tax Expense (Benefit)	110	(7)		—	103
Net Income (Loss) from Continuing Operations	235	(8)		(9)	218
Total Assets (excluding Assets Held for Disposition)	12,149	342		2,028	14,519
Construction Expenditures	$1,168	$11		$37	$1,216

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(11) million for Operating Revenue, $(10) million for Operating Expenses, $(21) million for Interest Income and $(18) million for Interest Expense.
(b)	Includes $9 million of intra-company revenues (and associated costs) previously eliminated in consolidation which will continue to be recognized from third parties subsequent to the completion of the wind-down of the Pepco Energy Services’ retail electric and natural gas supply businesses.
(c)	Includes depreciation and amortization expense of $454 million, consisting of $416 million for Power Delivery, $14 million for Pepco Energy Services and $24 million for Corporate and Other.
(d)	Includes impairment losses of $12 million ($7 million after-tax) associated primarily with investments in Pepco Energy Services’ landfill gas-fired electric generation facilities and its combustion turbines at Buzzard Point.

PEPCO HOLDINGS

(6) GOODWILL

Substantially all of PHI’s goodwill balance as of December 31, 2014 and 2013 was generated by Pepco’s acquisition of Conectiv in 2002 and is allocated entirely to the Power Delivery reporting unit based on the aggregation of its regulated public utility company components for purposes of assessing impairment under FASB guidance on goodwill and other intangibles (ASC 350).

PHI performs an annual impairment assessment as of November 1 each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit to which goodwill relates is less than its carrying value. In evaluating goodwill for impairment, PHI first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For reporting units in which PHI concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and PHI is not required to perform the two-step goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, including the price per share offered by potential acquirers of PHI during 2014, overall financial performance, lack of significant changes in any key inputs to the prior year impairment test, including the discount rate and forecasted cash flows, and other relevant events and factors affecting the reporting unit.

For reporting units in which PHI concludes that it is more likely than not that the fair value is less than its carrying value, PHI performs the first step of the goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and PHI is not required to perform additional testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then PHI must perform the second step of the goodwill impairment test to determine the implied fair value of the reporting unit’s goodwill. If PHI determines during this second step that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, PHI records an impairment loss equal to the difference.

For the annual impairment assessment in 2014, PHI qualitatively determined for each of its reporting units that it was more likely than not that fair value exceeded carrying value. As a result, PHI did not perform the two-step goodwill impairment test on those reporting units.

As of December 31, 2014 and 2013, PHI’s goodwill balance was $1,407 million, which is net of accumulated impairment losses of $18 million.

PEPCO HOLDINGS

(7) REGULATORY MATTERS

Regulatory Assets and Regulatory Liabilities

The components of Pepco Holdings’ regulatory asset and liability balances at December 31, 2014 and 2013 are as follows:

	2014	2013
	(millions of dollars)
Regulatory Assets
Pension and other postretirement benefit costs	$946	$667
Securitized stranded costs	278	350
Recoverable income taxes	274	225
Demand-side management costs	264	125
Smart Grid costs	261	251
Deferred energy supply costs	73	136
Incremental storm restoration costs	51	72
Deferred debt extinguishment costs	42	47
MAPP abandonment costs	33	68
Recoverable workers’ compensation and long-term disability costs	30	26
Deferred losses on gas derivatives	4	—
Other	153	120

Total Regulatory Assets	$2,409	$2,087

Regulatory Liabilities
Asset removal costs	$250	$275
Deferred income taxes due to customers	44	45
Deferred energy supply costs	3	46
Deferred gains on gas derivatives	—	1
Other	46	32

Total Regulatory Liabilities	$343	$399

A description for each category of regulatory assets and regulatory liabilities follows:

Pension and OPEB Costs: Represents unrecognized net actuarial losses and prior service cost (credit) for Pepco Holdings’ defined benefit pension and other postretirement benefit (OPEB) plans that are expected to be recovered by Pepco, DPL and ACE in rates. The utilities have historically included these items as a part of its cost of service in its customer rates. This regulatory asset is adjusted at least annually when the funded status of Pepco Holdings’ defined benefit pension and OPEB plans are re-measured. See Note (9), “Pension and Other Postretirement Benefits,” for more information about the components of the unrecognized pension and OPEB costs. PHI does not earn a return on these regulatory assets.

Securitized Stranded Costs: Certain contract termination payments under a contract between ACE and an unaffiliated non-utility generator (NUG) and costs associated with the regulated operations of ACE’s electricity generation business are no longer recoverable through customer rates (collectively referred to as “stranded costs”). The stranded costs are amortized over the life of Transition Bonds issued by Atlantic City Electric Transition Funding LLC (ACE Funding) (Transition Bonds) to securitize the recoverability of these stranded costs. These bonds mature between 2015 and 2023. A customer surcharge is collected by ACE to fund principal and interest payments on the Transition Bonds. PHI earns a return on these regulatory assets.

Recoverable Income Taxes: Represents amounts recoverable from Power Delivery’s customers for tax benefits applicable to utility operations of Pepco, DPL and ACE previously recognized in income tax expense before the companies were ordered to record the tax benefits as deferred income taxes. As the temporary differences between the financial statement basis and tax basis of assets reverse, the deferred recoverable balances are reversed.

PEPCO HOLDINGS

Demand-Side Management Costs: Represents costs associated with customer energy efficiency and conservation programs in all jurisdictions that are being recovered from customers. PHI earns a return on these regulatory assets.

Smart Grid Costs: Represents AMI costs associated with the installation of smart meters and the early retirement of legacy meters throughout Pepco’s and DPL’s service territories that are recoverable from customers. AMI has not been approved by the NJBPU for ACE in New Jersey. PHI generally is deferring carrying charges on these regulatory assets.

Deferred Energy Supply Costs: The regulatory asset represents primarily deferred costs associated with a net under-recovery of Default Electricity Supply costs incurred by Pepco, DPL and ACE that are being or are expected to be recovered from customers. PHI generally earns a return on these regulatory assets. The regulatory liability represents primarily deferred costs associated with a net over-recovery of Default Electricity Supply costs incurred that will be refunded by Pepco, DPL and ACE to customers.

Incremental Storm Restoration Costs: Represents total incremental storm restoration costs incurred for repair work due to major storm events in 2012 and 2011, including Hurricane Sandy, the June 2012 derecho, Hurricane Irene and the 2011 severe winter storm (for Pepco), that are recoverable from customers in the Maryland and New Jersey jurisdictions. Pepco’s and DPL’s costs related to Hurricane Sandy, the June 2012 derecho, Hurricane Irene and Pepco’s costs related to the 2011 severe winter storm are being amortized and recovered from customers, each over a five-year period. ACE’s costs related to Hurricane Sandy, the June 2012 derecho and Hurricane Irene are being amortized and recovered from customers, each over a three-year period. PHI does not earn a return on these regulatory assets.

Deferred Debt Extinguishment Costs: Represents deferred costs of debt extinguishment of Pepco, DPL and ACE that are amortized to interest expense and recovered from customers. PHI generally earns a return on these regulatory assets.

MAPP Abandonment Costs: Represents abandonment costs incurred in connection with the Mid-Atlantic Power Pathway (MAPP) transmission line construction project which was terminated by PJM Interconnection, LLC (PJM) on August 24, 2012. For additional information, see “MAPP Settlement Agreement” discussion below. These regulatory assets are being amortized and recovered in transmission rates through May 2016. PHI generally does not earn a return on these regulatory assets.

Recoverable Workers’ Compensation and Long-Term Disability Costs: Represents accrued workers’ compensation and long-term disability costs for Pepco, which are recoverable from customers when actual claims are paid to employees. PHI does not earn a return on these regulatory assets.

Deferred Losses on Gas Derivatives: Represents losses associated with hedges of natural gas purchases that are recoverable from customers through the Gas Cost Rate (GCR) approved by the DPSC. PHI does not earn a return on these regulatory assets.

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

Deferred Gains on Gas Derivatives: Represents gains associated with hedges of natural gas purchases that will be refunded to customers through the GCR approved by the DPSC.

Other: Represents miscellaneous regulatory liabilities.

Rate Proceedings

The following table shows, for each of PHI’s utility subsidiaries, the distribution base rate cases completed in 2014. Additional information concerning each of these cases is provided in the discussion below.

Jurisdiction/Company	Approved Revenue Requirement Increase	Approved Return on Equity	Completion Date	Rate Effective Date
	(millions of dollars)
DC – Pepco	$23.4	9.40%	March 26, 2014	April 16, 2014
DE – DPL (Electric)	$15.1	9.70%	August 5, 2014	May 1, 2014
MD – Pepco	$8.8	9.62%	July 2, 2014	July 4, 2014
NJ – ACE	$19.0	9.75%	August 20, 2014	September 1, 2014

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

Bill Stabilization Adjustment

PHI’s utility subsidiaries have proposed in each of their respective jurisdictions the adoption of a mechanism to decouple retail distribution revenue from the amount of power delivered to retail customers. To date:

•	A BSA has been approved and implemented for Pepco and DPL electric service in Maryland and for Pepco electric service in the District of Columbia.

•	A proposed modified fixed variable rate design (MFVRD) for DPL electric and natural gas service in Delaware was filed in 2009 for consideration by the DPSC and while there was little to no activity associated with this filing in 2014 or to date in 2015, the proceeding remains open.

•	In New Jersey, a BSA proposed by ACE in 2009 was not approved and there is no BSA proposal currently pending.

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

PEPCO HOLDINGS

Delaware

Electric Distribution Base Rates

On March 22, 2013, DPL submitted an application with the DPSC to increase its electric distribution base rates. The application sought approval of an annual rate increase of approximately $42 million (adjusted by DPL to approximately $39 million on September 20, 2013), based on a requested return on equity (ROE) of 10.25%. The requested rate increase sought to recover expenses associated with DPL’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. On August 5, 2014, the DPSC issued a final order in this proceeding providing for an annual increase in DPL’s electric distribution base rates of approximately $15.1 million, based on an ROE of 9.70%. The new rates became effective on May 1, 2014.

On September 4, 2014, DPL filed an appeal with the Delaware Superior Court of the DPSC’s August 5, 2014 order in this proceeding, seeking the court’s review of the DPSC’s decision relating to the recovery of costs associated with one component of employee compensation, certain retirement benefits and recovery of credit facility expenses. The Division of the Public Advocate filed a cross-appeal on September 8, 2014, pertaining to the treatment of a prepaid pension expense and other postretirement benefit obligations in base rates. Under the settlement agreement related to the Merger described below in “Merger Approval Proceedings – Delaware,” the parties have agreed to suspend the appeal and to withdraw the appeal with prejudice upon the closing of the Merger.

Under the Merger Agreement, DPL is not permitted to initiate or file any new electric distribution base rate cases in Delaware without Exelon’s consent.

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

Under the Merger Agreement, DPL is permitted to pursue this matter; however, under the settlement agreement related to the Merger described below in “Merger Approval Proceedings – Delaware,” DPL has agreed to withdraw the FLRP without prejudice to refile it in a subsequent base rate case.

Gas Distribution Base Rates

A settlement approved in October 2013 by the DPSC in a proceeding filed by DPL in December 2012 to increase its natural gas distribution base rates provides in part for a phase-in of the recovery of the deferred costs associated with DPL’s deployment of the interface management unit (IMU). The IMU is part of DPL’s AMI and allows for the remote reading of gas meters. Filing for recovery of such costs will occur in two phases, subject to compliance with specific metrics, with recovery over a 15-year period. For the first phase, 50% of the IMU-related portion of DPL’s AMI costs were put into rates on July 11, 2014.

PEPCO HOLDINGS

The remainder of these costs will be put into rates in the second phase when the specific metrics allowing for recovery are met.

Under the Merger Agreement, DPL is not permitted to initiate or file any new gas distribution base rate cases without Exelon’s consent.

Gas Cost Rates

DPL makes an annual GCR filing with the DPSC for the purpose of allowing DPL to recover natural gas procurement costs through customer rates. On August 29, 2014, DPL made its 2014 GCR filing in which it proposed a GCR decrease of approximately 7.4%. On September 30, 2014, the DPSC issued an order authorizing DPL to place the new rates into effect on November 1, 2014, subject to refund and pending final DPSC approval.

Under the Merger Agreement, DPL is permitted and intends to continue to file its required annual GCR cases in Delaware.

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

Under the Merger Agreement, Pepco is not permitted to initiate or file any new electric distribution base rate cases in the District of Columbia without Exelon’s consent.

Maryland

Pepco Electric Distribution Base Rates

Under the Merger Agreement, Pepco is permitted, and intends to continue, to pursue the conclusion of the following matters. However, Pepco is not permitted to initiate or file any new electric distribution base rate cases in Maryland without Exelon’s consent.

2011 Base Rate Proceeding

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

2012 Base Rate Proceeding

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

The July 12, 2013 order also approved a Grid Resiliency Charge, which went into effect on January 1, 2014, for recovery of costs totaling approximately $24.0 million associated with Pepco’s proposed plan to accelerate investments related to certain priority feeders, provided that, before implementing the surcharge, Pepco (i) provides additional information to the MPSC related to performance objectives, milestones and costs, and (ii) makes annual filings with the MPSC thereafter concerning this project, which will permit the MPSC to establish the applicable Grid Resiliency Charge rider for each following year. The MPSC rejected certain other cost recovery mechanisms, including Pepco’s proposed reliability performance-based mechanism. The new rates were effective on July 12, 2013.

On July 26, 2013, Pepco filed a notice of appeal of the July 12, 2013 order in the Circuit Court for Baltimore City. Other parties also filed notices of appeal, which were consolidated with Pepco’s appeal. In its appeal, Pepco asserted that the MPSC erred in failing to grant Pepco an adequate ROE, denying a number of other cost recovery mechanisms and limiting Pepco’s test year data to no more than four months of forecasted data in future rate cases. The other parties primarily asserted that the MPSC erred or acted arbitrarily and capriciously in allowing the recovery of certain costs by Pepco, in approving the Grid Resiliency Charge, and in refusing to reduce Pepco’s rate base by known and measurable accumulated depreciation. On November 14, 2014, the Circuit Court issued an order reversing the MPSC’s decision on Pepco’s ROE and directing the MPSC to make more specific findings regarding the impact of improved service reliability and the BSA in calculating Pepco’s ROE. On all other issues appealed, the Circuit Court affirmed the MPSC’s July 12, 2013 order. Pepco will not appeal this decision, but other parties have filed notices of appeal of the Circuit Court’s decision to the Court of Special Appeals.

Phase II Proceeding to 2012 Base Rate Proceeding

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

2013 Base Rate Proceeding

On December 4, 2013, Pepco submitted an application with the MPSC to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $43.3 million (adjusted by Pepco to approximately $37.4 million on April 15, 2014), based on a requested ROE of 10.25%. The requested rate increase sought to recover expenses associated with Pepco’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. On July 2, 2014, the MPSC issued an order approving an annual rate increase of approximately $8.75 million, based on an ROE of 9.62%. The new rates became effective on July 4, 2014. On July 31, 2014, Pepco filed a petition for rehearing seeking reconsideration of the recovery of certain expenses, which the MPSC denied by its order dated November 13, 2014. On December 11, 2014, Pepco filed a petition for judicial review of this MPSC order with the Circuit Court for Baltimore City. This petition remains pending.

PEPCO HOLDINGS

Phase II Proceeding to 2013 Base Rate Proceeding

On August 26, 2014, the MPSC issued an order establishing a Phase II proceeding pertaining to the base rate case filed in December 2013 to address an issue regarding Pepco’s NOLC. Specifically, the MPSC considered the tax implications of Pepco’s NOLC, which had impacted certain of Pepco’s rate adjustments in the 2013 base rate proceeding. On November 13, 2014, the MPSC issued its order in this Phase II proceeding upholding Pepco’s treatment of the NOLC.

New Jersey

Electric Distribution Base Rates

On March 14, 2014, ACE submitted an application with the NJBPU to increase its electric distribution base rates by approximately $61.7 million (excluding sales and use taxes), based on a requested ROE of 10.25%. The requested rate increase sought to recover expenses associated with ACE’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. On August 20, 2014, the NJBPU approved a Stipulation of Settlement entered into by ACE, NJBPU staff and the Division of Rate Counsel (DRC). The approved stipulation of settlement provides for an annual increase in ACE’s electric distribution base rates by the net amount of approximately $19.0 million (excluding sales and use taxes), based on a specified ROE of 9.75%. The new electric distribution base rates became effective for service rendered by ACE on and after September 1, 2014. The annual pre-tax earnings impact of the rate increase is approximately $19.0 million.

Under the Merger Agreement, ACE is not permitted to initiate or file any new electric distribution base rate cases in New Jersey without Exelon’s consent.

Update and Reconciliation of Certain Under-Recovered Balances

On March 3, 2014, ACE submitted a petition with the NJBPU seeking to reconcile and update (i) charges related to the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the NUGs, (ii) costs related to surcharges for the New Jersey Societal Benefit Program (a statewide public interest program that is intended to benefit low income customers and address other public policy goals) and ACE’s uncollected accounts and (iii) operating costs associated with ACE’s residential appliance cycling program. The net impact of adjusting the charges as proposed would have been an overall annual rate decrease of approximately $24.5 million (revised to a decrease of approximately $41.1 million on April 16, 2014, based upon an update for actual data through March 2014). In May 2014, the NJBPU approved a stipulation of settlement entered into by the parties in this proceeding providing for an overall annual rate decrease of $41.1 million. The rate decrease was placed into effect provisionally on June 1, 2014, subject to a review by the NJBPU of the final underlying costs for reasonableness and prudence. On January 21, 2015, the NJBPU approved a stipulation of settlement in this proceeding, which made final the provisional rates that were placed into effect on June 1, 2014. The rate decrease will have no effect on ACE’s operating income.

This proceeding is not expected to be affected by the Merger Agreement.

Service Extension Contributions Refund Order

On July 19, 2013, in compliance with a 2012 Superior Court of New Jersey Appellate Division (Appellate Division) court decision, the NJBPU released an order requiring utilities to issue refunds to persons or entities that paid non-refundable contributions for utility service extensions to certain areas described as “Areas Not Designated for Growth.” The order is limited to eligible contributions paid between March 20, 2005 and December 20, 2009. ACE is processing the refund requests that meet the eligibility criteria

PEPCO HOLDINGS

established in the order as they are received. Although ACE estimates that it received approximately $11 million of contributions between March 20, 2005 and December 20, 2009, it is currently unable to reasonably estimate the amount that it may be required to refund using the eligibility criteria established by the order. Since the July 2013 order was released, ACE has received less than $1 million in refund claims, the validity of which is being investigated by ACE prior to making any such refunds. At this time, ACE does not expect that any such amount refunded will have a material effect on its consolidated financial condition, results of operations or cash flows, as any amounts that may be refunded will generally increase the value of ACE’s property, plant and equipment and may ultimately be recovered through depreciation and cost of service. On September 30, 2014, the NJBPU commenced a rulemaking proceeding to further implement the directives of the Appellate Division decision and, on December 1, 2014, published a rule proposal for comment. The changes proposed by the NJBPU remove provisions distinguishing between growth areas and not-for-growth areas and provide formulae for allocating extension costs.

Under the Merger Agreement, ACE is permitted to pursue the conclusion of this matter and intends to continue to do so.

Generic Consolidated Tax Adjustment Proceeding

In January 2013, the NJBPU initiated a generic proceeding to examine whether a consolidated tax adjustment (CTA) should continue to be used, and if so, how it should be calculated in determining a utility’s cost of service. Under the NJBPU’s current policy, when a New Jersey utility is included in a consolidated group income tax return, an allocated amount of any reduction in the consolidated group’s taxes as a result of losses by affiliates is used to reduce the utility’s rate base, upon which the utility earns a return. This policy has negatively impacted ACE’s electric distribution base rate case outcomes and ACE’s position is that the CTA should be eliminated. In an order dated October 22, 2014, the NJBPU determined that it is appropriate for affected consolidated groups to continue to include a CTA in New Jersey base rate filings, but that the CTA calculation will be modified to limit the look-back period for the calculation to five years, exclude transmission assets from the calculation and allocate 25 percent of the final CTA amount as a reduction to the distribution revenue requirement. With this revised methodology, ACE anticipates that the negative effects of the CTA in future base rate cases will be significantly reduced.

On November 5, 2014, the DRC filed an appeal of the NJBPU’s CTA order in the Appellate Division. This appeal remains pending.

Under the Merger Agreement, ACE is permitted to pursue the conclusion of this matter and intends to continue to do so.

Federal Energy Regulatory Commission

Transmission Annual Formula Rate Update Challenges

In October 2013, FERC issued a ruling on challenges filed by the Delaware Municipal Electric Corporation, Inc. (DEMEC) to DPL’s 2011 and 2012 annual formula rate updates for transmission service. In 2006, FERC approved a formula rate for DPL that is incorporated into the PJM tariff. The formula rate establishes the treatment of costs and revenues and the resulting rates for DPL. Pursuant to the protocols approved by FERC and after a period of discovery, interested parties have an opportunity to file challenges regarding the application of the formula rate. The October 2013 FERC order set various issues in this proceeding for hearing, including challenges regarding formula rate inputs, deferred income items, prepayments of estimated income taxes, rate base reductions, various administrative and general expenses and the inclusion in rate base of construction work in progress related to the MAPP project abandoned by PJM. Settlement discussions began in this matter in November 2013 before an administrative law judge at FERC.

In December 2013, DEMEC filed a formal challenge to the DPL 2013 annual formula rate update for transmission service, including a request to consolidate the 2013 challenge with the two prior challenges.

PEPCO HOLDINGS

The issues in the challenges for 2011, 2012 and 2013 are similar. On April 8, 2014, FERC issued an order setting the 2013 challenge issues for hearing and on April 15, 2014, those issues were consolidated with the 2011 and 2012 challenges. A settlement agreement was filed with FERC on August 25, 2014. On January 9, 2015, FERC issued an order approving the settlement, thereby resolving all of the issues set for hearing in the proceeding. Pursuant to the settlement, DPL will provide a one-time reduction of $225,000 to DPL’s 2015 annual formula rate update and will provide a one-time payment of $258,500 to DEMEC. In addition, the settlement resolves certain ratemaking and accounting treatments prospectively and provides that certain items will not be challenged in the future.

Transmission ROE Challenges

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as DEMEC, filed a joint complaint at FERC against Pepco, DPL and ACE, as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that PHI’s utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. PHI, Pepco, DPL and ACE believe the allegations in this complaint are without merit and are vigorously contesting it. In August 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directed that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) set February 27, 2013 as the refund effective date, should a refund result from this proceeding. After settlement discussions among the parties in this matter reached an impasse, on November 24, 2014, the settlement judge issued an order terminating the settlement discussions. The matter is now before a hearing judge and a procedural schedule will be established for both the February 2013 complaint and a second complaint (discussed below) that has been consolidated with the February 2013 complaint.

On June 19, 2014, FERC issued an order in a proceeding in which the PHI utilities were not involved, in which it adopted a new ROE methodology for electric utilities. This new methodology replaces the existing one-step discounted cash flow analysis (which incorporates only short-term growth rates) traditionally used to derive ROE for electric utilities with the two-step discounted cash flow analysis (which incorporates both short-term and long-term measures of growth) used for natural gas and oil pipelines. As a result of the August 2014 FERC order discussed in the preceding paragraph, Pepco, DPL and ACE applied an estimated ROE based on the two-step methodology announced by FERC for the period over which each of their transmission revenues would be subject to refund as a result of the challenge, and recorded estimated reserves in the second quarter of 2014 related to this matter. To the extent that the final ROE determined by FERC is lower than the ROE used to record the estimated reserves, each ten basis point reduction in the ROE would result in a reduction of PHI’s operating income of $1.5 million.

A second complaint against Pepco, DPL and ACE challenging the base ROE was filed at FERC on December 8, 2014 by the same parties. Employing the new ROE methodology referenced above, the complainants contend that the resulting base ROE should be 8.8%, and request consolidation of this complaint with the February 2013 complaint. Consistent with the prior challenge, Pepco, DPL and ACE applied an estimated ROE based on the two-step methodology described above, and recorded estimated reserves in the fourth quarter of 2014 using a refund effective date of December 8, 2014.

Under the Merger Agreement, PHI is permitted to pursue the conclusion of these FERC matters and intends to continue to do so.

PEPCO HOLDINGS

MPSC New Generation Contract Requirement

In April 2012, the MPSC issued an order that requires Pepco, DPL and BGE (collectively, the Contract EDCs) to negotiate and enter into a contract with the winning bidder of a competitive bidding process to build one new power plant in the range of 650 to 700 megawatts (MWs) beginning in 2015, in amounts proportional to their relative SOS loads. Under the terms of the order, the winning bidder will construct a 661 MW natural gas-fired combined cycle generation plant in Waldorf, Maryland, with an expected commercial operation date of June 1, 2015, and each of the Contract EDCs will recover its costs associated with the contract through surcharges on its respective SOS customers.

In response to a complaint filed by a group of generating companies in the PJM region, on September 30, 2013, the U.S. District Court for the District of Maryland issued a ruling that the MPSC’s April 2012 order violated the Supremacy Clause of the U.S. Constitution by attempting to regulate wholesale prices. In contrast, on October 1, 2013, in response to appeals filed by the Contract EDCs and other parties, the Maryland Circuit Court for Baltimore City upheld the MPSC’s orders requiring the Contract EDCs to enter into the contracts.

On October 24, 2013, the Federal district court issued an order ruling that the contracts are illegal and unenforceable. The Federal district court order and its associated ruling could impact the state circuit court appeal, to which the Contract EDCs are parties, although such impact, if any, cannot be determined at this time. The Contract EDCs, the Maryland Office of People’s Counsel and one generating company have appealed the Maryland Circuit Court’s decision to the Maryland Court of Special Appeals. In addition, in November 2013 both the winning bidder and the MPSC appealed the Federal district court decision to the U.S. Court of Appeals for the Fourth Circuit, which affirmed the lower Federal court ruling. On November 26, 2014, both the winning bidder and the MPSC petitioned the U.S. Supreme Court to consider hearing an appeal of the Fourth Circuit decision.

The Maryland Court of Special Appeals has stayed the appeal of the Baltimore City Circuit Court decision until July 23, 2015.

On June 2, 2014, the winning bidder filed the contracts at FERC requesting that they be accepted pursuant to Section 205 of the Federal Power Act (FPA). On August 5, 2014, FERC issued an order rejecting the filings made by the winning bidder, finding that the contracts cannot be accepted as valid contracts, given the decisions reached in the Federal court proceedings discussed above.

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

Under the Merger Agreement, PHI is permitted to pursue the conclusion of this matter and intends to continue to do so.

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

PEPCO HOLDINGS

In February 2011, ACE joined other plaintiffs in an action filed in the U.S. District Court for the District of New Jersey challenging the NJ SOCA Law on the grounds that it violates the Commerce Clause and the Supremacy Clause of the U.S. Constitution. On October 11, 2013, the Federal district court issued a ruling that the NJ SOCA Law is preempted by the FPA and violates the Supremacy Clause, and is therefore null and void. On October 25, 2013, the Federal district court issued an order ruling that the SOCAs are void, invalid and unenforceable, which order was affirmed by the U.S. Court of Appeals for the Third Circuit in September 2014. On November 26, 2014 and December 10, 2014, respectively, one of the generation companies and the NJBPU petitioned the U.S. Supreme Court to consider hearing an appeal of the Third Circuit decision.

One of the three SOCAs was terminated effective July 1, 2013 because of an event of default of the generation company that was a party to the SOCA. The remaining two SOCAs were terminated effective November 19, 2013, as a result of a termination notice delivered by ACE after the Federal district court’s October 25, 2013 decision.

Despite the terminated status of the SOCAs, on June 2, 2014, one of the generation companies that was a party to a SOCA filed the SOCA at FERC seeking to have the SOCA accepted under Section 205 of the FPA. The EDCs intervened in the proceeding and requested that the generation company’s filing be rejected on the grounds that the SOCA never came into effect. On August 5, 2014, FERC issued an order rejecting the filings made by the generation company, finding that the contracts cannot be accepted as valid contracts, given the decisions reached in the Federal court proceedings discussed above.

In light of the October 25, 2013 Federal district court order, ACE derecognized both the derivative assets (liabilities) for the estimated fair value of the SOCAs and the related regulatory liabilities (assets) in the fourth quarter of 2013.

District of Columbia Power Line Undergrounding Initiative

On May 3, 2014, the Council of the District of Columbia enacted the Electric Company Infrastructure Improvement Financing Act of 2014 (the Improvement Financing Act), which provides enabling legislation for the District of Columbia Power Line Undergrounding (DC PLUG) initiative. This $1 billion initiative seeks to selectively place underground some of the District of Columbia’s most outage-prone power lines, which lines and surrounding conduit would be owned and maintained by Pepco.

The Improvement Financing Act provides that: (i) Pepco is to fund approximately $500 million of the estimated cost to complete the DC PLUG initiative, recovering those costs through a surcharge on the electric bills of Pepco District of Columbia customers; (ii) $375 million of the DC PLUG initiative cost is to be financed by the District of Columbia’s issuance of securitized bonds, which bonds will be repaid through a surcharge on the electric bills of Pepco District of Columbia customers that Pepco will remit to the District of Columbia; and (iii) the remaining amount is to be covered by the existing capital projects program of the District of Columbia Department of Transportation (DDOT). Pepco will not earn a return on or a return of the cost of the assets funded with the proceeds of the securitized bonds or assets that are constructed by DDOT under its capital projects program, but ownership and responsibility for the operation and maintenance of such assets will be transferred to Pepco for a nominal amount.

On June 17, 2014, Pepco and DDOT filed a Triennial Plan related to the construction of selected underground feeders in the District of Columbia and recovery of Pepco’s investment through a volumetric surcharge (the Triennial Plan), all in accordance with the Improvement Financing Act. On August 1, 2014, Pepco filed an application for the issuance of a financing order to provide for the issuance of the District’s bonds and a volumetric surcharge for the District to recover the costs associated with the bond issuance.

PEPCO HOLDINGS

On November 12, 2014, the DCPSC issued an order approving the Triennial Plan and Pepco’s volumetric surcharge, and on November 24, 2014, the DCPSC issued the financing order. Together these orders permit (i) Pepco and DDOT to commence proposed construction under the Triennial Plan; (ii) the District of Columbia to issue the necessary bonds to fund the District of Columbia’s portion of the DC PLUG initiative; and (iii) the establishment of the customer surcharges contemplated by the Improvement Financing Act. In December 2014, a party to the proceeding sought reconsideration from the DCPSC of both decisions. Final decisions denying both requests for reconsideration were issued on January 22, 2015 and February 2, 2015, respectively.

On December 4, 2014, a party filed a petition for review with the District of Columbia Court of Appeals disputing the DCPSC’s denial of its motion to intervene. The procedural schedule for the petition has not yet been set.

Under the Merger Agreement, Pepco is permitted to pursue the DC PLUG initiative and intends to continue to do so.

MAPP Settlement Agreement

In February 2014, FERC issued an order approving the settlement agreement submitted by Pepco and DPL in connection with Pepco’s and DPL’s proceeding seeking recovery of approximately $88 million in abandonment costs related to the MAPP project. PHI had been directed by PJM to construct the MAPP project, a 152-mile high-voltage interstate transmission line, and in August 2012 was directed by PJM to cancel it. The abandonment costs sought for recovery were subsequently reduced to $82 million as a result of write-offs of certain disallowed costs in 2013 and transfers of materials to inventories for use on other projects. Under the terms of the FERC-approved settlement agreement, Pepco and DPL will receive $80.5 million of transmission revenues over a three-year period, which began on June 1, 2013, and will retain title to all real property and property rights acquired in connection with the MAPP project, which had an estimated fair value of $8 million. The FERC-approved settlement agreement resolves all issues concerning the recovery of abandonment costs associated with the cancellation of the MAPP project, and the terms of the settlement agreement are not subject to modification through any other FERC proceeding. As of December 31, 2014, PHI had recorded a regulatory asset related to the MAPP abandonment costs of approximately $33 million, net of amortization, and land of $8 million. PHI expects to recognize pre-tax income related to the MAPP abandonment costs of $1 million in 2015.

Merger Approval Proceedings

Delaware

On June 18, 2014, Exelon, PHI and DPL, and certain of their respective affiliates, filed an application with the DPSC seeking approval of the Merger. Delaware law requires the DPSC to approve the Merger when it determines that the transaction is in accordance with law, for a proper purpose, and is consistent with the public interest. The DPSC must further find that the successor will continue to provide safe and reliable service, will not terminate or impair existing collective bargaining agreements and will engage in good faith bargaining with organized labor. On February 13, 2015, Exelon, DPL, the DPSC staff, the Division of the Public Advocate and certain other parties filed a settlement agreement with the DPSC. The settling parties also requested that the scheduled hearings be suspended. The settlement requests that hearings regarding DPSC approval of the settlement be held in April 2015 and that the decision of the DPSC be issued thereafter in April 2015.

District of Columbia

On June 18, 2014, Exelon, PHI and Pepco, and certain of their respective affiliates, filed an application with the DCPSC seeking approval of the Merger. To approve the Merger, the DCPSC must find that the Merger is in the public interest. In an order issued August 22, 2014, the DCPSC stated that to make the determination of whether the transaction is in the public interest, it will analyze the transaction in the

PEPCO HOLDINGS

context of seven factors to determine whether the transaction balances the interests of shareholders and investors with ratepayers and the community, whether the benefits to shareholders do or do not come at the expense of the ratepayers, and whether the transaction produces a direct and tangible benefit to ratepayers. The seven factors identified by the DCPSC are the effects of the transaction on: (i) ratepayers, shareholders, the financial health of the utility standing alone and as merged, and the local economy; (ii) utility management and administrative operations; (iii) the public safety and the safety and reliability of services; (iv) risks associated with all of the affiliated non-jurisdictional business operations, including nuclear operations, of the applicants; (v) the DCPSC’s ability to regulate the utility effectively following the Merger; (vi) competition in the local retail and wholesale markets that impacts the District and District ratepayers; and (vii) conservation of natural resources and preservation of environmental quality. District of Columbia law does not impose any time limit on the DCPSC’s review of the Merger. The DCPSC has scheduled evidentiary hearings for March 30, 2015 to April 8, 2015.

Maryland

On August 19, 2014, Exelon, PHI, Pepco and DPL, and certain of their respective affiliates, filed an application with the MPSC seeking approval of the Merger. Maryland law requires the MPSC to approve a merger subject to its review if it finds that the merger is consistent with the public interest, convenience and necessity, including its benefits to and impact on consumers. In making this determination, the MPSC is required to consider the following 12 criteria: (i) the potential impact of the merger on rates and charges paid by customers and on the services and conditions of operation of the utility; (ii) the potential impact of the merger on continuing investment needs for the maintenance of utility services, plant and related infrastructure; (iii) the proposed capital structure that will result from the merger, including allocation of earnings from the utility; (iv) the potential effects on employment by the utility; (v) the projected allocation between the utility’s shareholders and ratepayers of any savings that are expected; (vi) issues of reliability, quality of service and quality of customer service; (vii) the potential impact of the merger on community investment; (viii) affiliate and cross-subsidization issues; (ix) the use or pledge of utility assets for the benefit of an affiliate; (x) jurisdictional and choice-of-law issues; (xi) whether it is necessary to revise the MPSC’s ring-fencing and affiliate code of conduct regulations in light of the merger; and (xii) any other issues the MPSC considers relevant to the assessment of the merger. The MPSC is required to issue an order within 180 days of the August 19, 2014 filing date. However, the MPSC can grant a 45-day extension for good cause. If no order is issued by the statutory deadline, then the Merger would be deemed to be approved. On September 22, 2014, the MPSC issued an order setting the procedural schedule for this matter. Pursuant to that schedule, evidentiary hearings were held beginning on January 26, 2015, and all briefs are scheduled to be filed in March 2015. The deadline for the MPSC’s decision is April 8, 2015.

New Jersey

On June 18, 2014, Exelon, PHI and ACE, and certain of their respective affiliates, filed a petition with the NJBPU seeking approval of the Merger. To approve the Merger, the NJBPU must find the Merger is in the public interest, and consider the impact of the Merger on (i) competition, (ii) rates of ratepayers affected by the Merger, (iii) ACE’s employees, and (iv) the provision of safe and reliable service at just and reasonable rates. On July 23, 2014, the NJBPU voted to retain this matter, rather than assigning it to an administrative law judge. On January 14, 2015, PHI, ACE, Exelon, certain of Exelon’s affiliates, the Staff of the NJBPU, and the Independent Energy Producers of New Jersey filed a stipulation of settlement (the Stipulation) with the NJBPU in this proceeding. On February 11, 2015, the NJBPU approved the Stipulation and the Merger.

Virginia

On June 3, 2014, Exelon, PHI, Pepco and DPL, and certain of their respective affiliates, filed an application with the VSCC seeking approval of the Merger. Virginia law provides that, if the VSCC determines, with or without hearing, that adequate service to the public at just and reasonable rates will

PEPCO HOLDINGS

not be impaired or jeopardized by granting the application for approval, then the VSCC shall approve a merger with such conditions that the VSCC deems to be appropriate in order to satisfy this standard. On October 7, 2014, the VSCC issued an order approving the Merger.

Federal Energy Regulatory Commission

On May 30, 2014, Exelon, PHI, Pepco, DPL and ACE, and certain of their respective affiliates, submitted to FERC a Joint Application for Authorization of Disposition of Jurisdictional Assets and Merger under Section 203 of the FPA. Under that section, FERC shall approve a merger if it finds that the proposed transaction will be consistent with the public interest. On November 20, 2014, FERC issued an order approving the Merger.

Hart-Scott-Rodino Act

The HSR Act, which is the U.S. federal pre-merger notification statute, and its related rules and regulations provide that acquisition transactions that meet the HSR Act’s coverage thresholds may not be completed until a Notification and Report Form has been furnished to the DOJ and the Federal Trade Commission (FTC), and that the waiting period required by the HSR Act has been terminated or has expired. Pursuant to the HSR Act requirements, Pepco Holdings and Exelon filed the required Notification and Report Forms with the DOJ and the FTC on August 6, 2014. Following informal discussions with the DOJ, effective as of September 5, 2014, Exelon withdrew its Notification and Report Form and refiled it on September 9, 2014, which restarted the waiting period required by the HSR Act. On October 9, 2014, each of Pepco Holdings and Exelon received a request for additional information and documentary material from the DOJ, which had the effect of extending the DOJ review period until 30 days after each of Pepco Holdings and Exelon certified that it has substantially complied with the request. On November 21, 2014, each of Pepco Holdings and Exelon certified that it had substantially complied with the request. Accordingly, the HSR Act waiting period expired on December 22, 2014, and the HSR Act no longer precludes completion of the Merger. Although the DOJ allowed the waiting period under the HSR Act to expire without taking any action with respect to the Merger, the DOJ has not advised Pepco Holdings or Exelon that it has concluded its investigation.

PEPCO HOLDINGS

(8) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

	Original Cost	Accumulated Depreciation	Net Book Value
	(millions of dollars)
At December 31, 2014
Generation	$104	$100	$4
Distribution	9,527	3,021	6,506
Transmission	3,252	934	2,318
Gas	511	153	358
Construction work in progress	688	—	688
Non-operating and other property	1,383	751	632

Total	$15,465	$4,959	$10,506

At December 31, 2013
Generation	$105	$99	$6
Distribution	8,896	2,961	5,935
Transmission	2,991	908	2,083
Gas	481	142	339
Construction work in progress	677	—	677
Non-operating and other property	1,417	753	664

Total	$14,567	$4,863	$9,704

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

Jointly Owned Plant

PHI’s consolidated balance sheets include its proportionate share of assets and liabilities related to jointly owned plant. At December 31, 2014 and 2013, PHI’s subsidiaries had a net book value ownership interest of $15 million and $12 million, respectively, in transmission and other facilities in which various parties also have ownership interests. PHI’s share of the operating and maintenance expenses of the jointly owned plant is included in the corresponding expenses in the consolidated statements of income (loss). PHI is responsible for providing its share of the financing for the above jointly owned facilities.

Capital Leases

Pepco leases its consolidated control center, which is an integrated energy management center used by Pepco to centrally control the operation of its transmission and distribution systems. This lease is accounted for as a capital lease and was initially recorded at the present value of future lease payments, which totaled $152 million. The lease requires semi-annual payments of approximately $8 million over a 25-year period that began in December 1994, and provides for transfer of ownership of the system to Pepco for $1 at the end of the lease term. Under FASB guidance on regulated operations, the amortization of leased assets is modified so that the total interest expense charged on the obligation and amortization expense of the leased asset is equal to the rental expense allowed for rate-making purposes. The amortization expense is included within Depreciation and amortization in the consolidated statements of income (loss). This lease is treated as an operating lease for rate-making purposes.

PEPCO HOLDINGS

Capital lease assets recorded within Property, Plant and Equipment at December 31, 2014 and 2013 are comprised of the following:

	Original Cost	Accumulated Amortization	Net Book Value
	(millions of dollars)
At December 31, 2014
Transmission	$76	$46	$30
Distribution	76	46	30

Total	$152	$92	$60

At December 31, 2013
Transmission	$76	$41	$35
Distribution	76	42	34
General	3	3	—

Total	$155	$86	$69

The approximate annual commitments under all capital leases are $15 million in each of the years 2015 through 2018 and $16 million in 2019.

Deactivation of Pepco Energy Services’ Generating Facilities

During 2012, Pepco Energy Services deactivated its Buzzard Point and Benning Road oil-fired generation facilities. Pepco Energy Services is demolishing the Benning Road generation facility and realizing the scrap metal salvage value of the facility. The demolition of the facility commenced in the fourth quarter of 2013 and is expected to be completed in the first quarter of 2015. Pepco Energy Services is recognizing the salvage proceeds associated with the scrap metals at the facility as realized.

Long-Lived Asset Impairment

During 2014, PHI recorded impairment losses of $81 million ($48 million after-tax) at Pepco Energy Services associated with its combined heat and power thermal generating facilities and operations in Atlantic City, which reduced the carrying amount of its long-lived assets in Atlantic City from $83 million to $2 million at December 31, 2014. PHI performed long-lived asset impairment tests on asset groups comprising substantially all of the long-lived assets in Atlantic City as a result of significant adverse changes in the financial condition of its customers and the business climate in Atlantic City. The assets were written down to their estimated fair values because the future estimated undiscounted cash flows from the asset groups were significantly lower than their carrying value. PHI estimated the fair values of the asset groups from a market participant’s perspective by calculating the present value of estimated future cash flows over the useful lives of the assets using an appropriate discount rate. Both the estimated future cash flows and the discount rate were based on primarily unobservable, Level 3 inputs. The estimated future cash flows were probability weighted based on several potential outcomes regarding forecasted revenues and expenses associated with each asset group. Forecasted revenues and expenses were, in part, based on estimated future commodity prices from an external valuation specialist. In addition, PHI forecasted customer usage volumes and the associated operations and maintenance expenses and capital expenditures. A 10 percent change in the estimated cash flows would not have a significant impact on the estimated fair value of the assets. PHI also selected a discount rate that would reflect a market return on the estimated cash flows. PHI considered a range of discount rates between 10 percent and 16 percent. A one percent change in the discount rate assumptions would not have a significant impact on the estimated fair value of the assets.

PEPCO HOLDINGS

During 2013, PHI recorded impairment losses of $4 million ($3 million after-tax) at Pepco Energy Services associated primarily with its investments in landfill gas-fired electric generation facilities. PHI performed a long-lived asset impairment test on the landfill generation facilities of Pepco Energy Services as a result of a sustained decline in energy prices and recent production levels. The asset value of the facilities was written down to the estimated fair value because the future expected cash flows of the facilities were not sufficient to provide recovery of the facilities’ carrying value. PHI estimated the fair value of the facilities by calculating the present value of expected future cash flows using an appropriate discount rate. Both the expected future cash flows and the discount rate used primarily unobservable inputs.

Asset Retirement Obligations

PHI recognizes liabilities related to the retirement of long-lived assets in accordance with ASC 410. In connection with Pepco Energy Services’ decommissioning of the Buzzard Point and Benning Road generation facilities, PHI had asset retirement obligations of zero and $2 million as of December 31, 2014 and 2013, respectively, on its consolidated balance sheets.

During 2013, Pepco Energy Services determined to pursue the demolition of the Benning Road generation facility. As a result of this determination, Pepco Energy Services reduced its asset retirement obligation related to the facility by $2 million.

The sale of the wholesale power generation business of Conectiv Energy Holding Company and its subsidiaries (collectively, Conectiv Energy) to Calpine Corporation (Calpine) did not include a coal ash landfill site located at the Edge Moor generating facility, which PHI intends to close. The preliminary estimate of the costs for PHI to close the coal ash landfill ranges from approximately $2 million to $3 million, plus annual post-closure operations, maintenance and monitoring costs for 30 years. PHI has recorded an asset retirement obligation of $6 million on its consolidated balance sheet related to the Edge Moor landfill.

(9) PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table shows changes in the benefit obligation and plan assets for the years ended December 31, 2014 and 2013:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(millions of dollars)
Change in Benefit Obligation
Benefit obligation as of January 1	$2,238	$2,494	$574	$775
Service cost	44	53	7	8
Interest cost	109	100	26	29
Amendments	—	3	—	(124)
Actuarial loss (gain)	401	(277)	59	(71)
Benefits paid	(154)	(135)	(34)	(43)

Benefit obligation as of December 31	$2,638	$2,238	$632	$574

Change in Plan Assets
Fair value of plan assets as of January 1	$2,116	$2,039	$368	$321
Actual return on plan assets	268	86	21	56
Company and participant contributions	6	126	12	34
Benefits paid	(154)	(135)	(34)	(43)

Fair value of plan assets as of December 31	$2,236	$2,116	$367	$368

Funded Status at end of year (plan assets less plan obligations)	$(402)	$(122)	$(265)	$(206)

PEPCO HOLDINGS

At December 31, 2014 and 2013, the PHI Retirement Plan’s accumulated benefit obligation was approximately $2.4 billion and $2.1 billion, respectively. The accumulated benefit obligation differs from the pension benefit obligation presented in the table above in that the accumulated benefit obligation includes no assumption about future compensation levels.

The following table provides the amounts recorded in PHI’s consolidated balance sheets as of December 31, 2014 and 2013:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(millions of dollars)
Regulatory asset	$871	$664	$75	$3
Current liabilities	(6)	(6)	—	—
Pension benefit obligation	(396)	(116)	—	—
Other postretirement benefit obligations	—	—	(265)	(206)
Deferred income taxes liabilities	(193)	(217)	77	82
Accumulated other comprehensive loss, net of tax	37	25	—	—

Net amount recorded	$313	$350	$(113)	$(121)

Amounts included in AOCL (pre-tax) and Regulatory assets at December 31, 2014 and 2013, consist of:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(millions of dollars)
Unrecognized net actuarial loss	$925	$694	$176	$117
Unamortized prior service cost (credit)	8	10	(101)	(114)

Total	$933	$704	$75	$3

Accumulated other comprehensive loss ($37 million and $25 million, net of tax, at December 31, 2014 and 2013, respectively)	$62	$40	$—	$—
Regulatory assets	871	664	75	3

Total	$933	$704	$75	$3

Under FASB guidance on regulated operations, a portion of actuarial gains and losses and prior service costs (credits) are included in Regulatory assets (liabilities) in the consolidated balance sheets to reflect expected regulatory recovery of such amounts, which otherwise would be recorded to AOCL. The table below provides the changes in plan assets and benefit obligations recognized in AOCL and Regulatory assets for the years ended December 31, 2014, 2013 and 2012:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
	(millions of dollars)
Amounts amortized during the year:
Amortization of prior service (cost) credit	$(2)	$(2)	$(1)	$13	$11	$4
Amortization of net actuarial (loss)	(45)	(67)	(64)	(3)	(12)	(14)
Amounts arising during the year:
Current year prior service cost (credit)	—	3	—	—	(124)	—
Current year actuarial loss (gain)	276	(218)	220	62	(109)	4

Total recognized in AOCL and Regulatory assets for the year ended December 31	$229	$(284)	$155	$72	$(234)	$(6)

PEPCO HOLDINGS

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from AOCL or Regulatory assets into net periodic benefit cost over the next reporting year are $63 million and $2 million, respectively. The estimated net actuarial loss and prior service credit for the OPEB plan that will be amortized from AOCL or Regulatory assets into net periodic benefit cost over the next reporting year are $11 million and $13 million, respectively.

The table below provides the components of net periodic benefit costs recognized for the years ended December 31, 2014, 2013 and 2012:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
	(millions of dollars)
Service cost	$44	$53	$35	$7	$8	$7
Interest cost	109	100	107	26	29	35
Expected return on plan assets	(141)	(145)	(132)	(24)	(20)	(18)
Amortization of prior service cost (credit)	2	2	1	(13)	(11)	(4)
Amortization of net actuarial loss	45	67	64	3	12	14
Termination benefits	—	—	—	—	—	1

Net periodic benefit cost	$59	$77	$75	$(1)	$18	$35

The table below provides the split of the combined pension and other postretirement net periodic benefit costs among subsidiaries for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(millions of dollars)
Pepco	$22	$34	$39
DPL	7	18	23
ACE	13	17	24
Other subsidiaries	16	26	24

Total	$58	$95	$110

The following weighted average assumptions were used to determine the benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Discount rate	4.20%	5.05%	4.15%	5.00%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%
Health care cost trend rate assumed for current year – pre 65	—	—	6.67%	7.00%
Health care cost trend rate assumed for current year – post 65	—	—	5.50%	5.60%
Rate to which the cost trend rate is assumed to decline for all eligible retirees (the ultimate trend rate)	—	—	5.00%	5.00%
Year that the cost trend rate reaches the ultimate trend rate	—	—	2020	2020

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects, in millions of dollars:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Increase (decrease) in total service and interest cost	$1	$(1)
Increase (decrease) in postretirement benefit obligation	$18	$(20)

PEPCO HOLDINGS

The following weighted average assumptions were used to determine the net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013		2012
Discount rate	5.05%	4.15%	5.00%	5.00%	4.10%/4.95	% (a)	4.90%
Expected long-term return on plan assets	7.00%	7.00%	7.25%	7.25%	7.00%		7.25%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%		5.00%
Health care cost trend rate	—	—	—	7.00%	7.50%		8.00%

(a)	The discount rate was updated for remeasurement to 4.95% on July 1, 2013.

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

The average remaining service periods for participating employees of the benefit plans was approximately 11 years for both 2014 and 2013. PHI utilizes plan census data to estimate these average remaining service periods. PHI uses the IRS prescribed mortality tables to estimate the average life expectancy. The IRS prescribed tables for 2014 and 2013 were used to determine net periodic pension and OPEB cost for the same respective years. The IRS prescribed mortality tables for 2013 were used for determining the benefit obligations as of December 31, 2013. In 2014, the Society of Actuaries issued new mortality tables which PHI applied in determining its benefit obligations as of December 31, 2014.

Benefit Plan Modifications

During 2013, PHI approved two amendments to its other postretirement benefits plan. These amendments impacted the retiree health care and the retiree life insurance benefits, and were effective on January 1, 2014. As a result of the amendments, which were cumulatively significant, PHI remeasured its accumulated postretirement benefit obligation for other postretirement benefits as of July 1, 2013. The remeasurement resulted in a $193 million reduction of the accumulated postretirement benefit obligation, which included recording a prior service credit of $124 million, which will be amortized over approximately ten years, and a $69 million reduction from a change in the discount rate from 4.10% as of December 31, 2012 to 4.95% as of July 1, 2013. The remeasurement resulted in a $19 million reduction in net periodic benefit cost for other postretirement benefits during 2014, when compared to 2013. Approximately 36% of net periodic other postretirement benefit costs were capitalized in 2014.

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

PHI’s pension investment strategy is designed to meet the following investment objectives:

•	Generate investment returns that, in combination with funding contributions from PHI, provide adequate funding to meet all current and future benefit obligations of the plan,

•	Provide investment results that meet or exceed the assumed long-term rate of return, while maintaining the funded status of the plan at acceptable levels,

•	Improve funded status over time, and

•	Decrease contribution and expense volatility as funded status improves.

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

PHI follows an asset-liability management strategy for PHI Retirement Plan assets in order to reduce the effects of future volatility of the fair value of its pension plan assets relative to its pension plan liabilities. For example, in 2014, this strategy uses a 68% target allocation to fixed income investments, primarily in high quality, longer-maturity fixed income securities. The PHI Retirement Plan asset allocations at December 31, 2014 and 2013, by asset category, were as follows:

Asset Category	Plan Assets at December 31,		Target Plan Asset Allocation
	2014	2013	2014	2013
Equity	28%	31%	27%	28%
Fixed Income	65%	62%	68%	66%
Other (real estate, private equity)	7%	7%	5%	6%

Total	100%	100%	100%	100%

PEPCO HOLDINGS

PHI’s other postretirement benefit plan asset allocations at December 31, 2014 and 2013, by asset category, were as follows:

Asset Category	Plan Assets at December 31,		Target Plan Asset Allocation
	2014	2013	2014	2013
Equity	64%	63%	60%	60%
Fixed Income	34%	31%	35%	35%
Cash	2%	6%	5%	5%

Total	100%	100%	100%	100%

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

Derivative instruments are permissible in an investment portfolio to the extent they comply with policy guidelines and are consistent with risk and return objectives. Under no circumstances may such instruments be used speculatively or to leverage the portfolio. Separately managed accounts are prohibited from holding securities issued by the following firms:

•	PHI and its subsidiaries,

•	PHI’s pension plan trustee, its parent or its affiliates,

•	PHI’s pension plan consultant, its parent or its affiliates, and

•	PHI’s pension plan investment manager, its parent or its affiliates.

Fair Value of Plan Assets

As defined in the FASB guidance on fair value measurement (ASC 820), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The FASB’s fair value framework includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Investments are classified within the fair value hierarchy as follows:

Level 1: Investments are valued using quoted prices in active markets for identical instruments.

Level 2: Investments are valued using other significant observable inputs (e.g., quoted prices for similar investments, interest rates, credit risks, etc).

Level 3: Investments are valued using significant unobservable inputs, including internal assumptions.

PEPCO HOLDINGS

There were no significant transfers between level 1 and level 2 during the years ended December 31, 2014 and 2013.

The following tables present the fair values of PHI’s pension and other postretirement benefit plan assets by asset category within the fair value hierarchy levels, as of December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	(millions of dollars)
Pension Plan Assets:
Equity
Domestic (a)	$376	$128	$213	$35
International (b)	255	254	—	1
Fixed Income (c)	1,459	—	1,448	11
Other
Private Equity	47	—	—	47
Real Estate	54	—	—	54
Cash Equivalents (d)	45	45	—	—

Pension Plan Assets Subtotal	2,236	427	1,661	148

Other Postretirement Plan Assets:
Equity (e)	235	208	27	—
Fixed Income (f)	126	126	—	—
Cash Equivalents	6	6	—	—

Postretirement Plan Assets Subtotal	367	340	27	—

Total Pension and Other Postretirement Plan Assets	$2,603	$767	$1,688	$148

(a)	Domestic equity assets predominantly include domestic common stock and commingled funds.
(b)	International equity assets predominantly include foreign common and preferred stock and warrants.
(c)	Fixed income assets predominantly include corporate bonds, government bonds, municipal/provincial bonds, collateralized mortgage obligations and commingled funds.
(d)	Cash equivalents predominantly include cash investments in short-term investment funds.
(e)	Equity assets include domestic and international commingled funds.
(f)	Fixed income assets include fixed income commingled funds.

PEPCO HOLDINGS

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	(millions of dollars)
Pension Plan Assets:
Equity
Domestic (a)	$389	$142	(g)	$213	$34
International (b)	260	258	(g)	1	1
Fixed Income (c)	1,309	—		1,298	11
Other
Private Equity	53	—		—	53
Real Estate	61	—		—	61
Cash Equivalents (d)	44	44		—	—

Pension Plan Assets Subtotal	2,116	444		1,512	160

Other Postretirement Plan Assets:
Equity (e)	233	204		29	—
Fixed Income (f)	113	113		—	—
Cash Equivalents	22	22		—	—

Postretirement Plan Assets Subtotal	368	339		29	—

Total Pension and Other Postretirement Plan Assets	$2,484	$783		$1,541	$160

(a)	Domestic equity assets predominantly include domestic common stock and commingled funds.
(b)	International equity assets predominantly include foreign common and preferred stock and warrants.
(c)	Fixed income assets predominantly include corporate bonds, government bonds, municipal/provincial bonds, collateralized mortgage obligations and commingled funds.
(d)	Cash equivalents predominantly include cash investments in short-term investment funds.
(e)	Equity assets include domestic and international commingled funds.
(f)	Fixed income assets include fixed income commingled funds.
(g)	Certain equity assets totaling $43 million have been reclassified from domestic equity to international equity to conform to the currect period presentation.

There were no significant concentrations of risk in pension and OPEB plan assets at December 31, 2014 and 2013.

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

The investments in private equity and real estate funds require capital commitments, which may be called over a specific number of years. Unfunded capital commitments as of December 31, 2014 and 2013 totaled $11 million and $12 million, respectively.

Reconciliations of the beginning and ending balances of PHI’s fair value measurements using significant unobservable inputs (level 3) for investments in the pension plan for the years ended December 31, 2014 and 2013 are shown below:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity	Fixed Income	Private Equity	Real Estate	Total Level 3
	(millions of dollars)
Balance as of January 1, 2014	$35	$11	$53	$61	$160
Transfer in (out) of Level 3	—	—	—	—	—
Purchases	—	—	3	1	4
Sales	(3)	—	—	(5)	(8)
Settlements	—	—	(6)	(9)	(15)
Unrealized gain (loss)	2	—	(12)	2	(8)
Realized gain	2	—	9	4	15

Balance as of December 31, 2014	$36	$11	$47	$54	$148

PEPCO HOLDINGS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity	Fixed Income	Private Equity	Real Estate	Total Level 3
	(millions of dollars)
Balance as of January 1, 2013	$31	$13	$56	$74	$174
Transfer in (out) of Level 3	—	(3)	—	—	(3)
Purchases	—	—	2	2	4
Sales	(5)	(1)	—	(13)	(19)
Settlements	—	2	(4)	(10)	(12)
Unrealized gain (loss)	7	—	(7)	7	7
Realized gain	2	—	6	1	9

Balance as of December 31, 2013	$35	$11	$53	$61	$160

Cash Flows

Contributions—PHI Retirement Plan

PHI’s funding policy with regard to the PHI Retirement Plan is to maintain a funding level that is at least equal to the target liability as defined under the Pension Protection Act of 2006, as modified by subsequent legislation. During 2014, PHI, Pepco, DPL and ACE did not make any discretionary tax-deductible contributions to the PHI Retirement Plan as its assets met or exceeded the funding target level for 2014. During 2013, PHI, DPL and ACE made discretionary tax-deductible contributions to the PHI Retirement Plan in the amounts of $80 million, $10 million and $30 million, respectively, which brought the PHI Retirement Plan assets to the funding target level for 2013 under the Pension Protection Act.

Contributions—Other Postretirement Benefit Plan

In 2014 and 2013, Pepco contributed $1 million and $6 million, respectively, DPL contributed zero and $3 million, respectively, and ACE contributed $3 million and $6 million, respectively, to the other postretirement benefit plan. In 2014 and 2013, contributions of zero and $7 million, respectively, were made by other PHI subsidiaries.

Expected Benefit Payments

Estimated future benefit payments to participants in PHI’s pension and other postretirement benefit plans, which reflect expected future service as appropriate, are as follows:

Years	Pension Benefits	Other Postretirement Benefits
	(millions of dollars)
2015	$134	$38
2016	140	38
2017	142	39
2018	148	39
2019	153	39
2020 through 2023	826	193

PEPCO HOLDINGS

Pepco Holdings Retirement Savings Plan

Pepco Holdings has a defined contribution retirement savings plan. Participation in the plan is voluntary. All participants are 100% vested and have a nonforfeitable interest in their own contributions and in the Pepco Holdings’ company matching contributions, including any earnings or losses thereon. Pepco Holdings’ matching contributions were $13 million, $12 million and $12 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(10) DEBT

Long-Term Debt

The components of long-term debt are shown in the table below:

		At December 31,
Interest Rate	Maturity	2014	2013
		(millions of dollars)
First Mortgage Bonds
Pepco:
4.65% (a)(b)	2014	$—	$175
3.05%	2022	200	200
6.20% (c)(d)	2022	110	110
3.60%	2024	400	—
5.75% (a)(b)	2034	100	100
5.40% (a)(b)	2035	175	175
6.50% (a)(c)	2037	500	500
7.90%	2038	250	250
4.15%	2043	250	250
4.95%	2043	150	150
ACE:
7.63% (e)	2014	—	7
7.68% (e)	2015 - 2016	17	17
7.75%	2018	250	250
6.80% (b)(f)	2021	39	39
4.35%	2021	200	200
3.375%	2024	150	—
4.875% (c)(f)	2029	23	23
5.80% (b)(g)	2034	120	120
5.80% (b)(g)	2036	105	105
DPL:
5.22% (h)	2016	100	100
3.50%	2023	500	300
4.00%	2042	250	250

Total First Mortgage Bonds		3,889	3,321

Unsecured Tax-Exempt Bonds
DPL:
5.40%	2031	78	78

Total Unsecured Tax-Exempt Bonds		78	78

NOTE: Schedule is continued on next page.

PEPCO HOLDINGS

		At December 31,
Interest Rate	Maturity	2014	2013
		(millions of dollars)
Medium-Term Notes (unsecured)
DPL:
7.56% - 7.58%	2017	$14	$14
6.81%	2018	4	4
7.61%	2019	12	12
7.72%	2027	10	10

Total Medium-Term Notes (unsecured)		40	40

ACE Variable Rate Term Loan	2014	—	100

Recourse Debt
PCI:
6.59% - 6.69%	2014	—	11

Notes (secured)
Pepco Energy Services:
6.70% - 7.46%	2015-2018	4	14

Notes (unsecured)
PHI:
2.70%	2015	250	250
5.90%	2016	190	190
6.125%	2017	81	81
7.45%	2032	185	185
DPL:
5.00%	2014	—	100
5.00%	2015	100	100

Total Notes (unsecured)		806	906

Total Long-Term Debt		4,817	4,470
Net unamortized discount		(10)	(14)
Current portion of long-term debt		(366)	(403)

Total Net Long-Term Debt		$4,441	$4,053

(a)	Represents a series of Collateral First Mortgage Bonds (as defined herein) securing a series of senior notes issued by Pepco.
(b)	Represents a series of Collateral First Mortgage Bonds which must be cancelled and released as security for the issuer’s obligations under the corresponding series of issuer notes (as defined herein) or tax-exempt bonds, at such time as the issuer does not have any first mortgage bonds outstanding (other than its Collateral First Mortgage Bonds).
(c)	Represents a series of Collateral First Mortgage Bonds which must be cancelled and released as security for the issuer’s obligations under the corresponding series of issuer notes or tax-exempt bonds, at such time as the issuer does not have any first mortgage bonds outstanding (other than its Collateral First Mortgage Bonds), except that the issuer may not permit such release of collateral unless the issuer substitutes comparable obligations for such collateral.
(d)	Represents a series of Collateral First Mortgage Bonds securing a series of senior notes issued by Pepco, which in turn secures a series of tax-exempt bonds issued for the benefit of Pepco.
(e)	Represents a series of Collateral First Mortgage Bonds securing a series of medium-term notes issued by ACE.
(f)	Represents a series of Collateral First Mortgage Bonds securing a series of tax-exempt bonds issued for the benefit of ACE.
(g)	Represents a series of Collateral First Mortgage Bonds securing a series of senior notes issued by ACE.
(h)	Represents a series of Collateral First Mortgage Bonds securing a series of debt securities issued by DPL.

The outstanding first mortgage bonds issued by each of Pepco, DPL and ACE are issued under a mortgage and deed of trust and are secured by a first lien on substantially all of the issuing company’s property, plant and equipment, except for certain property excluded from the lien of the respective mortgage.

PHI’s long-term debt is subject to certain covenants. As of December 31, 2014, PHI and its subsidiaries were in compliance with all such covenants.

PEPCO HOLDINGS

The table above does not separately identify $885 million, $100 million and $242 million in aggregate principal amount of senior notes, medium term notes and other debt securities (issuer notes) issued by each of Pepco, DPL and ACE, respectively, and $110 million and $62 million in aggregate principal amount of tax-exempt bonds issued for the benefit of Pepco and ACE, respectively. These issuer notes are secured by a like amount of first mortgage bonds (Collateral First Mortgage Bonds) of each respective issuer. In addition, these tax-exempt bonds are secured by a like amount of Collateral First Mortgage Bonds issued by the utility subsidiary for whose benefit the tax-exempt bonds were issued. The principal terms of each such series of issuer notes, or the issuer’s obligations in respect of each such series of tax-exempt bonds, are identical to the same terms of the corresponding series of Collateral First Mortgage Bonds. Payments of principal and interest made on a series of such issuer notes, or the satisfaction of the issuer’s obligations in respect of a series of such tax-exempt bonds, satisfy the corresponding obligations on the related series of Collateral First Mortgage Bonds. For these reasons, each such series of Collateral First Mortgage Bonds and the corresponding issuer notes and/or tax-exempt bonds together effectively represent a single financial obligation and are not identified in the table above separately.

Bond Issuances

During 2014, Pepco issued $400 million of 3.60% first mortgage bonds due March 15, 2024. Pepco used a portion of the net proceeds of the offering to repay in full at maturity $175 million in aggregate principal amount of its 4.65% senior notes due April 15, 2014, plus accrued and unpaid interest.

During 2014, DPL issued $200 million of its 3.50% first mortgage bonds due November 15, 2023. Net proceeds from the issuance of the bonds, which included a premium of $4 million, were used to repay DPL’s outstanding commercial paper and for general corporate purposes.

During 2014, ACE issued $150 million of its 3.375% first mortgage bonds due September 1, 2024. ACE used $7.2 million of the net proceeds from the issuance of the bonds to repay in full at maturity $7.0 million in aggregate principal amount of ACE’s 7.63% secured medium term notes due August 29, 2014, plus accrued and unpaid interest thereon. ACE used the remainder of the net proceeds to repay its outstanding commercial paper, including commercial paper that ACE issued to prepay in full its $100 million term loan, and for general corporate purposes.

Debt Retirements

During 2014, Pepco retired, at maturity, $175 million of its 4.65% senior notes. The senior notes were secured by a like principal amount of its 4.65% first mortgage bonds due April 15, 2014, which under Pepco’s mortgage and deed of trust were deemed to be satisfied when the senior notes were repaid.

During 2014, DPL retired, at maturity, $100 million of its 5.00% unsecured notes.

During 2014, ACE retired, at maturity, $7 million of its 7.63% medium term notes due August 29, 2014. The notes were secured by a like principal amount of first mortgage bonds due August 29, 2014, which under ACE’s mortgage and deed of trust were deemed to be satisfied when the notes were repaid.

During 2014, PCI retired, at maturity, $11 million of bank loans.

PEPCO HOLDINGS

Transition Bonds Issued by ACE Funding

The components of transition bonds are shown in the table below:

		At December 31,
Interest Rate	Maturity	2014	2013
		(millions of dollars)
4.46%	2016	$—	$8
4.91%	2017	17	46
5.05%	2020	51	54
5.55%	2023	147	147

Total Transition Bonds		215	255
Current portion of long-term debt		(44)	(41)

Total Net Long-Term Transition Bonds		$171	$214

For a description of the Transition Bonds, see Note (17), “Variable Interest Entities – ACE Funding.”

Maturities of PHI’s long-term debt and Transition Bonds outstanding at December 31, 2014 are $410 million in 2015, $340 million in 2016, $131 million in 2017, $285 million in 2018, $30 million in 2019 and $3,836 million thereafter.

Long-Term Project Funding

As of December 31, 2014 and 2013, Pepco Energy Services had total outstanding long-term project funding (including current maturities) of $10 million and $12 million, respectively, related to energy savings contracts performed by Pepco Energy Services. The aggregate amounts of maturities for the project funding debt outstanding at December 31, 2014 are $2 million in 2015, $1 million in each of the years 2016, 2017 and 2018, $2 million in 2019 and $3 million thereafter.

Short-Term Debt

PHI and its regulated utility subsidiaries have traditionally used a number of sources to fulfill short-term funding needs, such as commercial paper, short-term notes, and bank lines of credit. Proceeds from short-term borrowings are used primarily to meet working capital needs, but may also be used to temporarily fund long-term capital requirements. The components of PHI’s short-term debt at December 31, 2014 and 2013 are as follows:

	2014	2013
	(millions of dollars)
Commercial paper	$624	$442
Variable rate demand bonds	105	123

Total	$729	$565

Commercial Paper

PHI, Pepco, DPL and ACE maintain ongoing commercial paper programs to address short-term liquidity needs. As of December 31, 2014, the maximum capacity available under these programs was $875 million, $500 million, $500 million and $350 million, respectively, subject to available borrowing capacity under the credit facility.

PEPCO HOLDINGS

PHI, Pepco, DPL and ACE had $287 million, $104 million, $106 million and $127 million, respectively, of commercial paper outstanding at December 31, 2014. The weighted average interest rate for commercial paper issued by PHI, Pepco, DPL and ACE during 2014 was 0.57%, 0.28%, 0.26% and 0.27%, respectively. The weighted average maturity of all commercial paper issued by PHI, Pepco, DPL and ACE during 2014 was six, six, five and five days, respectively.

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

Variable Rate Demand Bonds

PHI’s utility subsidiaries DPL and ACE, each have outstanding obligations in respect of Variable Rate Demand Bonds (VRDB). VRDBs are subject to repayment on the demand of the holders and, for this reason, are accounted for as short-term debt in accordance with GAAP. However, bonds submitted for purchase are remarketed by a remarketing agent on a best efforts basis. PHI expects that any bonds submitted for purchase will be remarketed successfully due to the creditworthiness of the issuer and, as applicable, the credit support, and because the remarketing resets the interest rate to the then-current market rate. The bonds may be converted to a fixed-rate, fixed-term option to establish a maturity which corresponds to the date of final maturity of the bonds. On this basis, PHI views VRDBs as a source of long-term financing. As of December 31, 2014, $105 million of VRDBs issued on behalf of DPL were outstanding (of which $72 million were secured by Collateral First Mortgage Bonds issued by DPL). During 2014, ACE retired, at maturity, its last remaining VRDBs in the amount of $18 million.

The VRDBs outstanding at December 31, 2014 mature as follows: 2015 to 2017 ($26 million), 2024 ($33 million) and 2028 to 2029 ($46 million). The weighted average interest rate for VRDBs outstanding on December 31, 2014 was 0.19% during 2014 and 0.24% during 2013.

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

The interest rate payable by each company on utilized funds is, at the borrowing company’s election, (i) the greater of the prevailing prime rate, the federal funds effective rate plus 0.5% and the one-month London Interbank Offered Rate (LIBOR) plus 1.0%, or (ii) the prevailing Eurodollar rate, plus a margin that varies according to the credit rating of the borrower.

PEPCO HOLDINGS

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of December 31, 2014.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of December 31, 2014 and 2013, the amount of cash plus unused borrowing capacity under the credit facility available to meet the future liquidity needs of PHI and its utility subsidiaries on a consolidated basis totaled $875 million and $1,063 million, respectively. PHI’s utility subsidiaries had combined cash and unused borrowing capacity under the credit facility of $413 million and $332 million at December 31, 2014 and 2013, respectively.

Credit Facility Amendment

During 2014, PHI, Pepco, DPL and ACE entered into an amendment of and consent with respect to the credit agreement (the Consent). PHI was required to obtain the consent of certain of the lenders under the credit facility in order to permit the consummation of the Merger. Pursuant to the Consent, certain of the lenders consented to the consummation of the Merger and the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. In addition, the Consent amends the definition of “Change in Control” in the credit agreement to mean, following consummation of the Merger, an event or series of events by which Exelon no longer owns, directly or indirectly, 100% of the outstanding shares of voting stock of Pepco Holdings.

Other Financing Activities

Sale of Receivables

During 2014, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project pursuant to a Task Order entered into under a General Services Administration area-wide agreement. The purchase price received by Pepco was $12 million. The energy savings project, which is being performed by Pepco Energy Services, was completed in 2014. Pursuant to the purchase agreement, following acceptance of the energy savings project, the buyer will be entitled to receive the contract payments under the Task Order payable by the customer over approximately 9 years. At December 31, 2014, Pepco included the $12 million received in the Current portion of long-term debt and project funding.

On October 24, 2013, Pepco Energy Services, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project over a period of time pursuant to a Task Order. The purchase price received by Pepco Energy Services was $7 million. Pursuant to the purchase agreement, following acceptance of the energy savings project, the buyer will be entitled to receive the contract payments under the Task Order payable by the customer over approximately 23 years. At December 31, 2014, Pepco Energy Services included the $7 million received in the Current portion of long-term debt and project funding.

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

Provision for Consolidated Income Taxes – Continuing Operations

	For the Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Current Tax (Benefit) Expense
Federal	$(137)	$(128)	$(166)
State and local	(26)	(9)	(40)

Total Current Tax (Benefit) Expense	(163)	(137)	(206)

Deferred Tax Expense (Benefit)
Federal	261	393	254
State and local	41	65	58
Investment tax credit amortization	(1)	(2)	(3)

Total Deferred Tax Expense	301	456	309

Total Consolidated Income Tax Expense Related to Continuing Operations	$138	$319	$103

Reconciliation of Consolidated Income Tax Expense – Continuing Operations

	For the Year Ended December 31,
	2014		2013		2012
	(millions of dollars)
Income tax at Federal statutory rate	$133	35.0%	$150	35.0%	$112	35.0%
Increases (decreases) resulting from:
State income taxes, net of federal effect	23	6.1%	27	6.3%	19	6.0%
Asset removal costs	(12)	(3.2)%	(14)	(3.3)%	(11)	(3.4)%
Change in estimates and interest related to uncertain and effectively settled tax positions	—	—	56	13.1%	(8)	(2.6)%
Establishment of valuation allowances related to deferred tax assets	—	—	101	23.5%	—	—
Merger related costs	7	1.8%	—	—	—	—
Other, net	(13)	(3.4)%	(1)	(0.2)%	(9)	(2.9)%

Consolidated Income Tax Expense Related to Continuing Operations	$138	36.3%	$319	74.4%	$103	32.1%

PEPCO HOLDINGS

During 2014, PHI recorded a tax benefit of $5 million related to certain energy efficiency tax deductions associated with Pepco Energy Services’ energy savings performance contracting services.

In connection with entering into the Merger Agreement (as further described in Note (1), “Organization”), PHI incurred certain merger-related costs in 2014 which are not tax deductible.

During 2013, PHI recorded a $56 million charge for a change in estimates and interest related to uncertain and effectively settled tax positions, primarily representing the anticipated additional interest expense on estimated federal and state income tax obligations that was allocated to PHI’s continuing operations resulting from a change in assessment of tax benefits associated with the former cross-border energy lease investments of PCI in the first quarter of 2013.

Also, in 2013, PHI established valuation allowances of $101 million related to deferred tax assets. Between 1990 and 1999, PCI, through various subsidiaries, entered into certain transactions involving investments in aircraft and aircraft equipment, railcars and other assets. In connection with these transactions, PCI recorded deferred tax assets in prior years of $101 million in the aggregate. Following events that took place during the first quarter of 2013, which included (i) court decisions in favor of the IRS with respect to other taxpayers’ cross-border lease and other structured transactions (as discussed in Note (20), “Discontinued Operations – Cross-Border Energy Lease Investments”), (ii) the change in PHI’s tax position with respect to the tax benefits associated with its cross-border energy leases, and (iii) PHI’s decision in March 2013 to begin to pursue the early termination of its remaining cross-border energy lease investments (which represented a substantial portion of the remaining assets within PCI) without the intent to reinvest these proceeds in income-producing assets, management evaluated the likelihood that PCI would be able to realize the $101 million of deferred tax assets in the future. Based on this evaluation, PCI established valuation allowances against these deferred tax assets totaling $101 million in the first quarter of 2013. Further, during the fourth quarter of 2013, in light of additional court decisions in favor of the IRS involving other taxpayers, and after consideration of all relevant factors, management determined that it would abandon the further pursuit of these deferred tax assets, and these assets totaling $101 million were charged off against the previously established valuation allowances.

PHI’s consolidated effective income tax rate for the year ended December 31, 2012 includes income tax benefits totaling $8 million related to uncertain and effectively settled tax positions, primarily due to the effective settlement with the IRS in the first quarter of 2012 with respect to the methodology used historically to calculate deductible mixed service costs and the expiration of the statute of limitations associated with an uncertain tax position in Pepco.

PEPCO HOLDINGS

Components of Consolidated Deferred Tax Liabilities (Assets)

	At December 31,
	2014	2013
	(millions of dollars)
Deferred Tax Liabilities (Assets)
Depreciation and other basis differences related to plant and equipment	$2,962	$2,628
Deferred electric service and electric restructuring liabilities	67	91
Cross-border energy lease investments	—	(6)
Federal and state net operating losses	(400)	(350)
Valuation allowances on state net operating losses	61	21
Pension and other postretirement benefits	116	135
Deferred taxes on amounts to be collected through future rates	94	75
Other (a)	325	285

Total Deferred Tax Liabilities, net	3,225	2,879
Deferred tax assets included in Current Assets	50	51
Deferred tax liabilities included in Other Current Liabilities	(9)	(2)

Total Consolidated Deferred Tax Liabilities, net non-current	$3,266	$2,928

(a)	PCI established valuation allowances against certain of these other deferred taxes totaling $101 million in the first quarter of 2013. Management determined during the fourth quarter of 2013 to abandon the further pursuit of the related deferred tax assets and, accordingly, these assets were charged off against the valuation allowances.

The net deferred tax liability represents the tax effect, at presently enacted tax rates, of temporary differences between the financial statement basis and tax basis of assets and liabilities. The portion of the net deferred tax liability applicable to PHI’s utility operations, which has not been reflected in current service rates, represents income taxes recoverable through future rates, net, and is recorded as a Regulatory asset on the balance sheet. Federal and state net operating losses generally expire over 20 years from 2029 to 2034.

The Tax Reform Act of 1986 repealed the investment tax credit for property placed in service after December 31, 1985, except for certain transition property. Investment tax credits previously earned on Pepco’s, DPL’s and ACE’s property continue to be amortized to income over the useful lives of the related property.

Reconciliation of Beginning and Ending Balances of Unrecognized Tax Benefits

	2014	2013	2012
	(millions of dollars)
Balance as of January 1,	$831	$200	$357
Tax positions related to current year:
Additions	4	3	1
Reductions	(2)	—	—
Tax positions related to prior years:
Additions	27	646 (a)	79
Reductions	(10)	(12)	(235	)(b)
Settlements	—	(6)	(2)

Balance as of December 31,	$850	$831	$200

(a)	These additions of unrecognized tax benefits in 2013 primarily relate to the former cross-border energy lease investments of PCI.
(b)	These reductions of unrecognized tax benefits in 2012 primarily relate to a resolution reached with the IRS for determining deductible mixed service costs for additions to property, plant and equipment.

PEPCO HOLDINGS

Unrecognized Benefits That, If Recognized, Would Affect the Effective Tax Rate

Unrecognized tax benefits are related to tax positions that have been taken or are expected to be taken in tax returns that are not recognized in the financial statements because management has either measured the tax benefit at an amount less than the benefit claimed or expected to be claimed, or has concluded that it is not more likely than not that the tax position will be ultimately sustained. For the majority of these tax positions, the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. Unrecognized tax benefits at December 31, 2014 included $12 million that, if recognized, would lower the effective tax rate.

Interest and Penalties

PHI recognizes interest and penalties relating to its uncertain tax positions as an element of income tax expense. For the years ended December 31, 2014, 2013 and 2012, PHI recognized less than $1 million of pre-tax interest expense, $125 million of pre-tax interest expense ($75 million after-tax), and $23 million of pre-tax interest income ($14 million after-tax), respectively, as a component of income tax expense related to continuing and discontinued operations. As of December 31, 2014, 2013 and 2012, PHI had accrued interest receivable of $2 million, $2 million and $10 million, respectively, related to effectively settled and uncertain tax positions.

Possible Changes to Unrecognized Tax Benefits

It is reasonably possible that the amount of unrecognized tax benefits with respect to PHI’s uncertain tax positions will significantly increase or decrease within the next 12 months. In order to mitigate the cost of continued litigation of tax matters related to the former cross-border energy lease investments, PHI and its subsidiaries have entered into discussions with the IRS with the intention of seeking a settlement of all tax issues for open tax years 2001 through 2011. PHI currently believes that it is possible that a settlement with the IRS may be reached in 2015, which could significantly impact the balances of unrecognized tax benefits and the related interest accruals. At this time, it is estimated that there will be a $700 million to $800 million decrease in unrecognized tax benefits within the next 12 months. See Note (16), “Commitments and Contingencies – PHI’s Cross-Border Energy Lease Investments,” for additional discussion.

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

PEPCO HOLDINGS

Other Taxes

Other taxes for continuing operations are shown below. The annual amounts include $407 million, $422 million and $426 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to Power Delivery, which are recoverable through rates.

	2014	2013	2012
	(millions of dollars)
Gross Receipts/Delivery	$123	$133	$135
Property	84	77	75
County Fuel and Energy	143	153	160
Environmental, Use and Other	63	65	62

Total	$413	$428	$432

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

Total stock-based compensation expense recorded in the consolidated statements of income (loss) for the years ended December 31, 2014, 2013 and 2012 was $18 million, $12 million and $11 million, respectively, all of which was associated with restricted stock, restricted stock unit and unrestricted stock awards.

No material amount of stock compensation expense was capitalized for the years ended December 31, 2014, 2013 and 2012.

Restricted Stock and Restricted Stock Unit Awards

Description of Awards

A number of programs have been established under the LTIP and the 2012 LTIP involving the issuance of restricted stock and restricted stock unit awards, including awards of performance-based restricted stock and restricted stock units, and time-based restricted stock and restricted stock units. A summary of each of these programs is as follows:

•	Under the performance-based program, performance criteria are selected and measured over the specified performance period. Depending on the extent to which the performance criteria are satisfied, the participants are eligible to earn shares of common stock at the end of the performance period, ranging from 25% to 200% of the target award, and dividend equivalents accrued thereon.

•	Generally, time-based restricted stock and restricted stock unit award opportunities have a requisite service period of up to three years and, with respect to restricted stock awards, participants have the right to receive dividends on the shares during the vesting period. Under restricted stock unit awards, dividends are credited quarterly in the form of additional restricted stock units, which are paid when vested at the end of the service period.

PEPCO HOLDINGS

•	PHI granted a total of 21,138 and 37,735 restricted stock units in 2014 and 2013, respectively, to its non-employee directors under the 2012 LTIP. These restricted stock units vest over a service period which ends upon the first to occur of (i) one year after the date of grant or (ii) the date of the next annual meeting of stockholders. These awards represent the equity portion of the annual retainer paid to non-employee directors for their service as a director of PHI.

Activity for the year

The 2014 activity for restricted stock, performance-based restricted stock, time-based restricted stock units and performance-based restricted stock unit awards, is summarized in the table below. For performance-based restricted stock and restricted stock unit awards, the table reflects awards projected, for purposes of computing the weighted average grant date fair value, to achieve 100% of targeted performance criteria for each outstanding award cycle.

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Balance as of January 1, 2014 (a)
Restricted stock	—	$—
Performance-based restricted stock	—	—
Time-based restricted stock units	583,554	19.34
Performance-based restricted stock units	1,069,830	19.06

Total	1,653,384
Granted during 2014
Restricted stock	183,486	26.80
Performance-based restricted stock	70,276	27.01
Time-based restricted stock units	222,350	19.77
Performance-based restricted stock units	448,107	18.53

Total	924,219
Vested during 2014
Restricted stock	(129,321)	26.80
Time-based restricted stock units	(336,946)	19.25
Performance-based restricted stock units	(349,020)	21.07

Total	(815,287)
Forfeited during 2014
Performance-based restricted stock units	(340,936)	19.54

Total	(340,936)
Balance as of December 31, 2014 (b)
Restricted stock	54,165	26.80
Performance-based restricted stock	70,276	27.01
Time-based restricted stock units	468,958	19.61
Performance-based restricted stock units	827,981	17.73

Total	1,421,380

(a)	The balance as of January 1, 2014 does not include 59,523 time-based restricted stock units and 31,403 performance-based restricted stock units that were vested but had not yet settled.
(b)	The balance as of December 31, 2014 does not include 36,110 shares of restricted stock, 94,685 time-based restricted stock units and 59,797 performance-based restricted stock units that were vested but had not yet settled.

PEPCO HOLDINGS

Grants included in the table above reflect 2014 grants of restricted stock, performance-based restricted stock, time-based restricted stock units and performance-based restricted stock unit awards. PHI recognizes compensation expense related to restricted stock, performance-based restricted stock, time-based restricted stock units and performance-based restricted stock unit awards based on the fair value of the awards at date of grant. The fair value is based on the market value of PHI common stock at the date the award opportunity is granted. The estimated fair value of the performance-based awards is also a function of PHI’s projected future performance relative to established performance criteria and the resulting payout of shares based on the achieved performance levels. PHI employed a Monte Carlo simulation to forecast PHI’s performance relative to the performance criteria and to estimate the potential payout of shares under the performance-based awards.

The following table provides the weighted average grant date fair value per share of those awards granted during each of the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Weighted average grant-date fair value of each restricted stock award granted during the year	$26.80	$—	$—
Weighted average grant-date fair value of each performance-based restricted stock award granted during the year	$27.01	$—	$—
Weighted average grant-date fair value of each unrestricted stock award granted during the year	$—	$—	$18.85
Weighted average grant-date fair value of each time-based restricted stock unit award granted during the year	$19.77	$19.70	$19.69
Weighted average grant-date fair value of each performance-based restricted stock unit award granted during the year	$18.53	$17.03	$21.13

As of December 31, 2014, there was approximately $12 million of future compensation cost (net of estimated forfeitures) related to restricted stock unit awards granted under the LTIP and the 2012 LTIP that PHI expects to recognize over a weighted-average period of approximately two years.

Stock Options

Stock options to purchase shares of PHI’s common stock granted under the LTIP and the 2012 LTIP must have an exercise price at least equal to the fair market value of the underlying stock on the grant date. Stock options generally become exercisable on a specified vesting date or dates. All stock options must have an expiration date of no greater than ten years from the date of grant. No options have been granted under the LTIP or the 2012 LTIP since 2002. As of December 31, 2012, all outstanding stock options under predecessor plans have been exercised or expired. Total intrinsic value and tax benefits recognized for stock options exercised in 2012 were immaterial.

Directors’ Deferred Compensation

Under the Pepco Holdings’ Executive and Director Deferred Compensation Plan, Pepco Holdings non-employee directors may elect to defer all or part of their cash retainer and meeting fees. Deferred retainer or meeting fees, at the election of the director, can be credited with interest at the prime rate or the return on selected investment funds or can be deemed invested in phantom shares of Pepco Holdings common stock on which dividend equivalent accruals are credited when dividends are paid on the common stock (or a combination of these options). All deferrals are settled in cash. The amount deferred by directors for each of the years ended December 31, 2014, 2013 and 2012 was not material.

PEPCO HOLDINGS

Compensation expense recognized in respect of dividends and the increase in fair value was $1 million for the year ended December 31, 2014 and not material for each of the years ended December 31, 2013 and 2012. The deferred compensation balances under this program were approximately $2 million at December 31, 2014 and 2013.

A separate deferral option under the 2012 LTIP gives non-employee directors the right to elect to defer the receipt of common stock upon vesting of restricted stock unit awards.

Dividend Restrictions

PHI, on a stand-alone basis, generates no operating income of its own. Accordingly, its ability to pay dividends to its shareholders depends on dividends received from its subsidiaries. In addition to their future financial performance, the ability of PHI’s direct and indirect subsidiaries to pay dividends is subject to limits imposed by: (i) state corporate laws, which impose limitations on the funds that can be used to pay dividends and, in the case of ACE, the regulatory requirement that it obtain the prior approval of the NJBPU before dividends can be paid if its equity as a percent of its total capitalization, excluding securitization debt, falls below 30%; (ii) the prior rights of holders of mortgage bonds and other long-term debt issued by the subsidiaries, and any other restrictions imposed in connection with the incurrence of liabilities; and (iii) certain provisions of ACE’s charter that impose restrictions on payment of common stock dividends for the benefit of preferred stockholders. Pepco, DPL and ACE have no shares of preferred stock outstanding at December 31, 2014. Currently, the capitalization ratio limitation to which ACE is subject and the restriction in the ACE charter do not limit ACE’s ability to pay common stock dividends. As further described in Note (10), “Debt,” PHI, Pepco, DPL and ACE have restrictions on total indebtedness in relation to total capitalization under the credit facility.

PHI had approximately $565 million and $595 million of retained earnings free of restrictions at December 31, 2014 and 2013, respectively. These amounts represent the total retained earnings balances at those dates. The amount of restricted net assets for PHI’s consolidated subsidiaries at December 31, 2014 is $2,547 million.

For the years ended December 31, 2014, 2013 and 2012, dividends paid by PHI’s subsidiaries were as follows:

Subsidiary	2014	2013	2012
	(millions of dollars)
Pepco (paid to PHI)	$86	$46	$35
DPL (paid to Conectiv)	100	30	—
ACE (paid to Conectiv)	26	60	35

Total	$212	$136	$70

PEPCO HOLDINGS

Calculations of Earnings per Share of Common Stock

The numerator and denominator for basic and diluted earnings per share of common stock calculations are shown below.

	For the Years Ended December 31,
	2014	2013	2012
	(millions of dollars, except per share data)
Income (Numerator):
Net income from continuing operations	$242	$110	$218
Net (loss) income from discontinued operations	—	(322)	67

Net income (loss)	$242	$(212)	$285

Shares (Denominator) (in millions):
Weighted average shares outstanding for basic computation:
Average shares outstanding	251	246	229
Adjustment to shares outstanding	—	—	—

Weighted Average Shares Outstanding for Computation of Basic Earnings Per Share of Common Stock	251	246	229
Net effect of potentially dilutive shares (a)	1	—	1

Weighted Average Shares Outstanding for Computation of Diluted Earnings Per Share of Common Stock	252	246	230

Basic earnings per share of common stock from continuing operations	$0.96	$0.45	$0.95
Basic (loss) earnings per share of common stock from discontinued operations	—	(1.31)	0.30

Basic earnings (loss) per share	$0.96	$(0.86)	$1.25

Diluted earnings per share of common stock from continuing operations	$0.96	$0.45	$0.95
Diluted (loss) earnings per share of common stock from discontinued operations	—	(1.31)	0.29

Diluted earnings (loss) per share	$0.96	$(0.86)	$1.24

(a)	There were no options to purchase shares of common stock that were excluded from the calculation of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012.

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

PEPCO HOLDINGS

Direct Stock Purchase and Dividend Reinvestment Plan

PHI maintains a Direct Stock Purchase and Dividend Reinvestment Plan (DRP) through which participants may reinvest cash dividends. In addition, participants can make purchases of shares of PHI common stock through the investment of not less than $25 per purchase nor more than $300,000 each calendar year. Shares of common stock purchased through the DRP may be new shares, treasury shares held by PHI, or, at the election of PHI, shares purchased in the open market. Approximately 1 million, 2 million and 2 million new shares were issued and sold under the DRP in 2014, 2013 and 2012, respectively.

Pepco Holdings Common Stock Reserved and Unissued

The following table presents Pepco Holdings’ common stock reserved and unissued at December 31, 2014:

Name of Plan	Number of Shares
DRP	4,982,016
Pepco Holdings Long-Term Incentive Plan (a)	6,946,614
Pepco Holdings 2012 Long-Term Incentive Plan	7,746,773
Pepco Holdings Non-Management Directors Compensation Plan (b)	457,211
Pepco Holdings Retirement Savings Plan	4,003,652

Total	24,136,266

(a)	No further awards will be made under this plan.
(b)	This plan expired by its terms on December 31, 2014.

(13) PREFERRED STOCK

In connection with entering into the Merger Agreement (as further described in Note (1), “Organization”), PHI entered into a Subscription Agreement with Exelon, dated April 29, 2014, pursuant to which PHI issued to Exelon 9,000 originally issued shares of Preferred Stock for a purchase price of $90 million on April 30, 2014. In connection with these agreements, Exelon also committed to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following April 29, 2014, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014 and January 26, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for a purchase price of $18 million. If the Merger closes or terminates for any reason, no additional shares of Preferred Stock will be issued pursuant to the Subscription Agreement. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

If the Merger Agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals with respect to the Merger or the breach by Exelon of its obligations in respect of obtaining such regulatory approvals (a Regulatory Termination), PHI will be able to redeem any issued and outstanding Preferred Stock at par value. If the Merger Agreement is terminated for any other reason, PHI will be required to redeem all issued and outstanding Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

PEPCO HOLDINGS

PHI has excluded the Preferred Stock from equity at December 31, 2014 since the Preferred Stock contains conditions for redemption that are not solely within the control of PHI. Management determined that the Preferred Stock contains embedded features requiring separate accounting consideration to reflect the potential value to PHI that any issued and outstanding Preferred Stock could be called and redeemed at a nominal par value upon a Regulatory Termination. The embedded call and redemption features on the shares of the Preferred Stock in the event of a Regulatory Termination are separately accounted for as derivatives. The estimated fair value of the derivatives related to the Preferred Stock was $3 million and has been included in current assets (Prepaid expenses and other) with a corresponding increase in Preferred Stock on the consolidated balance sheet at December 31, 2014, representing an increase in the fair value of the Preferred Stock as of such date. These Preferred Stock derivatives were valued using quantitative and qualitative factors at both the issuance date and December 31, 2014, including management’s assessment of the likelihood of a Regulatory Termination. There was no material change in the fair value of these derivatives during the fourth quarter of 2014. The fair value of these derivatives will be determined quarterly, and any increases or decreases in such fair value in future periods would be recorded as income or loss.

(14) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Instruments

DPL uses derivative instruments in the form of swaps and over-the-counter options primarily to reduce natural gas commodity price volatility and to limit its customers’ exposure to increases in the market price of natural gas under a hedging program approved by the DPSC. DPL uses these derivatives to manage the commodity price risk associated with its physical natural gas purchase contracts. The natural gas purchase contracts qualify as normal purchases, which are not required to be recorded in the financial statements until settled. All premiums paid and other transaction costs incurred as part of DPL’s natural gas hedging activity, in addition to all gains and losses related to hedging activities, are deferred under FASB guidance on regulated operations (ASC 980) until recovered from its customers through a fuel adjustment clause approved by the DPSC. In addition, included in derivative assets are PHI Preferred Stock derivatives which are further described in Note (13), “Preferred Stock.”

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

PEPCO HOLDINGS

The tables below identify the balance sheet location and fair values of derivative instruments as of December 31, 2014 and 2013:

	As of December 31, 2014
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative assets (current assets)	$—	$3	$3	$—	$3
Derivative liabilities (current liabilities)	—	(4)	(4)	4	—

Net Derivative (liability) asset	$—	$(1)	$(1)	$4	$3

	As of December 31, 2013
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative assets (current assets)	$—	$1	$1	$(1)	$—

All derivative assets and liabilities available to be offset under master netting arrangements were netted as of December 31, 2014 and 2013. The amount of cash collateral that was offset against these derivative positions is as follows:

	December 31, 2014	December 31, 2013
	(millions of dollars)
Cash collateral pledged to counterparties with the right to reclaim (a)	$4	$—
Cash collateral received from counterparties with the obligation to return	$—	$(1)

(a)	Includes cash deposits on commodity brokerage accounts.

As of December 31, 2014 and 2013, all PHI cash collateral pledged related to derivative instruments accounted for at fair value was entitled to be offset under master netting agreements.

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

PEPCO HOLDINGS

The tables below provide details regarding terminated cash flow hedges included in PHI’s consolidated balance sheets as of December 31, 2014 and 2013. The data in the following tables indicate the cumulative net loss after-tax related to terminated cash flow hedges by contract type included in AOCL, the portion of AOCL expected to be reclassified to income during the next 12 months, and the maximum hedge or deferral term:

Contracts	As of December 31, 2014		Maximum Term
	Accumulated Other Comprehensive Loss After-tax	Portion Expected to be Reclassified to Income during the Next 12 Months
	(millions of dollars)
Interest rate	$9	$1	212 months

Contracts	As of December 31, 2013		Maximum Term
	Accumulated Other Comprehensive Loss After-tax	Portion Expected to be Reclassified to Income during the Next 12 Months
	(millions of dollars)
Interest rate	$9	$1	224 months

Other Derivative Activity

PHI, DPL and ACE have certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the consolidated balance sheets with the gain or loss for changes in fair value recorded in income. In addition, in accordance with FASB guidance on regulated operations, regulatory liabilities or regulatory assets of the same amount are recorded on the consolidated balance sheets and the recognition of the derivative gain or loss is deferred because of the DPSC-approved fuel adjustment clause for DPL’s derivatives and the NJBPU order pertaining to the ACE SOCA derivatives. During 2012, ACE had recognized derivative assets and derivative liabilities in connection with the SOCAs referred to in Note (7), “Regulatory Matters.” In 2013, the Federal district court issued an order as described in Note (7), “Regulatory Matters” which caused ACE to derecognize the derivative assets and derivatives liabilities related to the SOCAs in the fourth quarter of 2013. The following table shows the net unrealized and net realized derivative gains and losses arising during the period associated with these derivatives that were recognized in the consolidated statements of income (loss) (through Fuel and purchased energy expense) and that were also deferred as Regulatory liabilities and Regulatory assets for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Net unrealized (loss) gain arising during the period	$(3)	$4	$(6)
Net realized gain (loss) recognized during the period	2	(4)	(16)

As of December 31, 2014 and 2013, the quantities and positions of DPL’s net outstanding natural gas commodity forward contracts that did not qualify for hedge accounting were:

	December 31, 2014		December 31, 2013
Commodity	Quantity	Net Position	Quantity	Net Position
DPL – Natural gas (one Million British Thermal Units (MMBtu))	3,892,500	Long	3,977,500	Long

PEPCO HOLDINGS

In addition, PHI recorded derivative assets for the embedded call and redemption features on the shares of Preferred Stock as further described in Note (13), “Preferred Stock.”

(15) FAIR VALUE DISCLOSURES

Financial Instruments Measured at Fair Value on a Recurring Basis

PHI applies FASB guidance on fair value measurement (ASC 820) that established a framework for measuring fair value and expanded disclosures about fair value measurements. As defined in the guidance, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). PHI utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. Accordingly, PHI utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3).

The following tables set forth, by level within the fair value hierarchy, PHI’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. PHI’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Derivative instruments
Preferred stock	$3	$—	$—	$3
Restricted cash equivalents
Treasury fund	38	38	—	—
Executive deferred compensation plan assets
Money market funds and short-term investments	35	14	21	—
Life insurance contracts	46	—	27	19

Total	$122	$52	$48	$22

LIABILITIES
Derivative instruments (b)
Natural gas (c)	$4	$4	$—	$—
Executive deferred compensation plan liabilities
Life insurance contracts	30	—	30	—

Total	$34	$4	$30	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2014.
(b)	The fair values of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas swaps purchased by DPL as part of a natural gas hedging program approved by the DPSC.

PEPCO HOLDINGS

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Derivative instruments (b)
Natural gas (c)	$1	$1	$—	$—
Restricted cash and cash equivalents
Treasury fund	34	34	—	—
Executive deferred compensation plan assets
Money market funds and short-term investments	35	15	20	—
Life insurance contracts	46	—	27	19

Total	$116	$50	$47	$19

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$30	$—	$30	$—

Total	$30	$—	$30	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2013.
(b)	The fair values of derivative assets reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas swaps purchased by DPL as part of a natural gas hedging program approved by the DPSC.

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

Executive deferred compensation plan assets and liabilities categorized as level 2 consist of life insurance policies and certain employment agreement obligations. The life insurance policies are categorized as level 2 assets because they are valued based on the assets underlying the policies, which consist of short-term cash equivalents and fixed income securities that are priced using observable market data and can be liquidated for the value of the underlying assets as of December 31, 2014. The level 2 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance sub-accounts. The sub-accounts are designed to mirror existing mutual funds and money market funds that are observable and actively traded.

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

Derivative instruments classified as level 3 include embedded call and redemption features on the Preferred Stock as further discussed in Note (13), “Preferred Stock.”

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

Reconciliations of the beginning and ending balances of PHI’s fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013 are shown below:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Preferred Stock	Life Insurance Contracts	Natural Gas	Life Insurance Contracts	Capacity
	(millions of dollars)
Balance as of January 1	$—	$19	$(4)	$18	$(3)
Total gains (losses) (realized and unrealized):
Included in income	—	3	—	4	—
Included in accumulated other comprehensive loss	—	—	—	—	—
Included in regulatory liabilities	—	—	—	—	3
Purchases	—	—	—	—	—
Issuances	3	(3)	—	(3)	—
Settlements	—	—	4	—	—
Transfers in (out) of level 3	—	—	—	—	—

Balance as of December 31	$3	$19	$—	$19	$—

The breakdown of realized and unrealized gains on level 3 instruments included in income as a component of Other income or Other operation and maintenance expense for the periods below were as follows:

	Year Ended December 31,
	2014	2013
	(millions of dollars)
Total net gains included in income for the period	$3	$4

Change in unrealized gains relating to assets still held at reporting date	$3	$4

Other Financial Instruments

The estimated fair values of PHI’s Long-term debt instruments that are measured at amortized cost in PHI’s consolidated financial statements and the associated level of the estimates within the fair value hierarchy as of December 31, 2014 and 2013 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. PHI’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

The fair value of Long-term debt categorized as level 3 is based on a discounted cash flow methodology using observable inputs, such as the U.S. Treasury yield, and unobservable inputs, such as credit spreads, because quoted prices for the debt or similar debt in active markets were insufficient. The Long-term project funding represents debt instruments issued by Pepco and Pepco Energy Services related to energy savings and construction contracts. Long-term project funding is categorized as level 3 because PHI concluded that the amortized cost carrying amounts for these instruments approximate fair value, which does not represent a quoted price in an active market.

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$5,583	$—	$5,136	$447
Transition Bonds (b)	235	—	235	—
Long-term project funding	28	—	—	28

Total	$5,846	$—	$5,371	$475

(a)	The carrying amount for Long-term debt was $4,807 million as of December 31, 2014.
(b)	The carrying amount for Transition Bonds, including amounts due within one year, was $215 million as of December 31, 2014.

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$4,850	$—	$4,289	$561
Transition Bonds (b)	284	—	284	—
Long-term project funding	12	—	—	12

Total	$5,146	$—	$4,573	$573

(a)	The carrying amount for Long-term debt was $4,456 million as of December 31, 2013.
(b)	The carrying amount for Transition Bonds, including amounts due within one year, was $255 million as of December 31, 2013.

The carrying amounts of all other financial instruments in the accompanying consolidated financial statements approximate fair value.

PEPCO HOLDINGS

(16) COMMITMENTS AND CONTINGENCIES

General Litigation and Other Matters

From time to time, PHI and its subsidiaries are named as defendants in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. PHI and each of its subsidiaries are self-insured against such claims up to a certain self-insured retention amount and maintain insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, PHI’s contracts with its vendors generally require the vendors to name PHI and/or its subsidiaries as additional insureds for the amounts at least equal to PHI’s self-insured retention. Further, PHI’s contracts with its vendors require the vendors to indemnify PHI for various acts and activities that may give rise to claims against PHI. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on PHI’s or its subsidiaries’ financial condition, results of operations or cash flows. At December 31, 2014, PHI had recorded estimated loss contingency liabilities for general litigation totaling approximately $33 million (including amounts related to the matters specifically described below), and the portion of these estimated loss contingency liabilities in excess of the self-insured retention amount was substantially offset by estimated insurance receivables.

Pepco Substation Injury Claim

In May 2013, a worker employed by a subcontractor to erect a scaffold at a Pepco substation came into contact with an energized transformer and suffered serious injuries. In August 2013, the individual filed suit against Pepco in the Circuit Court for Montgomery County, Maryland, seeking damages for past and future medical expenses, past and future lost wages, pain and suffering and the cost of a life care plan. On October 22, 2014, an award of approximately $21.7 million was entered in favor of the plaintiff in this matter. Pepco has recorded this liability as of December 31, 2014, which is included in the liability for general litigation referred to above. Pepco’s insurer and the contractor’s insurer have acknowledged insurance coverage for the incident, including coverage of Pepco’s self-insured retention amount. Pepco has concluded as of December 31, 2014, that realization of its insurance claims associated with this matter is probable and, accordingly, has recorded an estimated insurance receivable of the same amount as the related liability.

ACE Asbestos Claim

In September 2011, an asbestos complaint was filed in the New Jersey Superior Court, Law Division, against ACE (among other defendants) asserting claims under New Jersey’s Wrongful Death and Survival statutes. The complaint, filed by the estate of a decedent who was the wife of a former employee of ACE, alleges that the decedent’s mesothelioma was caused by exposure to asbestos brought home by her husband on his work clothes. New Jersey courts have recognized a cause of action against a premise owner in a so-called “take home” case if it can be shown that the harm was foreseeable. In this case, the complaint seeks recovery of an unspecified amount of damages for, among other things, the decedent’s past medical expenses, loss of earnings, and pain and suffering between the time of injury and death, and asserts a punitive damage claim. At December 31, 2014, ACE has concluded that a loss is probable with respect to this matter and has recorded an estimated loss contingency liability, which is included in the liability for general litigation referred to above as of December 31, 2014. However, due to the inherent uncertainty of litigation, ACE is unable to estimate a maximum amount of possible loss because the damages sought are indeterminate and the matter involves facts that ACE believes are distinguishable from the facts of the “take-home” cause of action recognized by the New Jersey courts.

PEPCO HOLDINGS

ACE Electrical Contact Injury Claims

In October 2010, a farm combine came into and remained in contact with a primary electric line in ACE’s service territory in New Jersey. As a result, two individuals operating the combine received fatal electrical contact injuries. While attempting to rescue those two individuals, another individual sustained third-degree burns to his torso and upper extremities. In September 2012, the individual who received third-degree burns filed suit in New Jersey Superior Court, Salem County. In October 2012, additional suits were filed in the same court by or on behalf of the estates of the deceased individuals. Plaintiffs in each of the cases sought indeterminate damages and alleged that ACE was negligent in the design, construction, erection, operation and maintenance of its poles, power lines, and equipment, and that ACE failed to warn and protect the public from the foreseeable dangers of farm equipment contacting electric lines. The litigation involved a number of other defendants and the filing of numerous cross-claims. On September 23, 2014, ACE entered into a confidential settlement with each of the plaintiffs regarding this matter. On November 5, 2014, ACE received reimbursement from its insurers for the amounts of this settlement above its $2 million self-insured retention amount.

Pepco Energy Services Billing Claims

During 2012, Pepco Energy Services received letters on behalf of two school districts in Maryland, which claim that they had paid invoices in connection with electricity supply contracts that included certain allegedly unauthorized charges, totaling approximately $7 million, for which they were entitled to reimbursement. The school districts also claim additional compounded interest totaling approximately $9 million. Although no litigation involving Pepco Energy Services related to these claims has commenced, in August and September 2013, Pepco Energy Services received correspondence from the Superintendent of each of the school districts advising of the intention to render a decision regarding an unresolved dispute between the school district and Pepco Energy Services. Pepco Energy Services filed timely answers to the Superintendents challenging their authority to render decisions on the claims and also disputing the merits of the allegations regarding unauthorized charges as well as the claims of entitlement to compounded interest.

With respect to the claim of one of the school districts, in July 2014 its Superintendent determined that Pepco Energy Services should reimburse the allegedly unauthorized charges related to that district, totaling approximately $3 million, but rejected the school district’s claim for interest (representing $4 million of the $9 million of total compounded interest originally claimed by both school districts). Throughout these proceedings, the Superintendent acknowledged the availability of administrative and judicial review of the merits of any decision. Pepco Energy Services appealed the Superintendent’s determination to the district’s Board of Education. On November 19, 2014, that district’s Board of Education voted to sustain the Superintendent’s ruling and Pepco Energy Services has filed a timely notice of appeal of that ruling with the Maryland State Board of Education. The Board of Education sought to enter judgment against Pepco Energy Services in a Maryland circuit court. On December 17, 2014, Pepco Energy Services filed petitions in the U.S. District Court for the District of Maryland seeking declaratory judgment and to vacate the Board of Education’s award, thereby challenging both the action of the Board of Education to enter judgment against Pepco Energy Services without further review and the determination of the Board of Education on the merits. The Superintendent of the other school district has not yet acted on the matter. Both Superintendents and the district Board of Education from whose determination an administrative appeal has been taken have acknowledged the availability of administrative and judicial review of the merits of any decision. As of December 31, 2014, Pepco Energy Services has concluded that a loss is reasonably possible with respect to these claims, but the amount of loss, if any, is not reasonably estimable.

PEPCO HOLDINGS

Environmental Matters

PHI, through its subsidiaries, is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of PHI’s utility subsidiaries, environmental clean-up costs incurred by Pepco, DPL and ACE generally are included by each company in its respective cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies described below of PHI and its subsidiaries at December 31, 2014 are summarized as follows:

		Legacy Generation
	Transmission and Distribution	Regulated	Non-Regulated	Total
	(millions of dollars)
Balance as of January 1	$19	$6	$5	$30
Accruals	—	—	—	—
Payments	2	—	—	2

Balance as of December 31	17	6	5	28
Less amounts in Other Current Liabilities	3	1	—	4

Amounts in Other Deferred Credits	$14	$5	$5	$24

Conectiv Energy Wholesale Power Generation Sites

In July 2010, PHI sold the wholesale power generation business of Conectiv Energy to Calpine. Under New Jersey’s Industrial Site Recovery Act (ISRA), the transfer of ownership triggered an obligation on the part of Conectiv Energy to remediate any environmental contamination at each of the nine Conectiv Energy generating facility sites located in New Jersey. Under the terms of the sale, Calpine has assumed responsibility for performing the ISRA-required remediation and for the payment of all related ISRA compliance costs up to $10 million. PHI is obligated to indemnify Calpine for any ISRA compliance remediation costs in excess of $10 million. According to PHI’s estimates, the costs of ISRA-required remediation activities at the nine generating facility sites located in New Jersey are in the range of approximately $7 million to $18 million. The amount accrued by PHI for the ISRA-required remediation activities at the nine generating facility sites is included in the table above in the column entitled “Legacy Generation – Non-Regulated.”

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

Contamination of Lower Anacostia River

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

The final phase of remedial investigation field work, consisting of the installation of monitoring wells and groundwater sampling and analysis, began in May 2014. In addition, as part of the remaining remedial investigation field work and in conjunction with the power plant demolition activities, Pepco and Pepco Energy Services collected soil samples adjacent to and beneath the concrete basins for the cooling towers previously dismantled and removed from the site of the generating facility. This sampling showed localized areas of soil contamination associated with the cooling tower basins, and Pepco has submitted a plan to DDOE for the removal of contaminated soil in conjunction with the demolition and removal of the concrete basins. The remedial investigation field sampling was completed in December 2014. Pepco and Pepco Energy Services will prepare RI/FS reports for review and approval by DDOE after solicitation and consideration of public comment. The next status report to the court is due on May 25, 2015.

The remediation costs accrued for this matter are included in the table above in the columns entitled “Transmission and Distribution,” “Legacy Generation – Regulated,” and “Legacy Generation – Non-Regulated.”

PEPCO HOLDINGS

NPDES Permit Limit Exceedances

Pepco holds a National Pollutant Discharge Elimination System (NPDES) permit issued by EPA with a June 19, 2009 effective date, which authorizes discharges from the Benning Road facility, including the now deactivated Pepco Energy Services generating facility located at that site. The 2009 permit imposed compliance monitoring and storm water best management practices to satisfy the District of Columbia’s Total Maximum Daily Load (TMDL) standards for polychlorinated biphenyls, oil and grease, metals and other substances. As part of the implementation of the TMDL requirements, the permit also imposed numerical limits on certain substances in storm water discharges to the Anacostia River. Quarterly monitoring results since the issuance of the permit have shown consistent exceedances of the limits for copper and zinc, as well as occasional exceedances for iron and lead. As required by the permit, Pepco initiated a study to identify the potential sources of these substances at the site and to determine appropriate best management practices for minimizing the presence of the substances in storm water discharges from the facility. The initial study report was completed in May 2012. Pepco has completed the implementation of the first two phases of the best management practices recommended in the study report (consisting principally of installing metal absorbing filters to capture contaminants from storm water flows, removing stored equipment from areas exposed to the weather, covering and painting exposed metal pipes, and covering and cleaning dumpsters). These measures have been effective in reducing metal concentrations in stormwater discharges; however, additional measures will be required to be implemented by Pepco to reduce the concentrations to levels required by the permit.

The NPDES permit was due to expire on June 19, 2014. Pepco submitted a permit renewal application on December 17, 2013. In November 2014, EPA advised Pepco that it will not renew the permit until the Benning Road facility has come into compliance with the existing permit limits. The current permit remains in effect pending EPA’s action on the renewal application. Pepco has prepared a plan to implement the third phase of the best management practices recommended in the study report with the objective of achieving full compliance with the permit limits by the end of 2015. The plan was submitted to EPA on December 30, 2014, and Pepco has begun implementing those best practices in accordance with the plan. Pepco anticipates that EPA may request that Pepco enter into an administrative compliance agreement with respect to the implementation of these additional control measures, and may seek administrative penalties for past noncompliance with the permit limits for metals in storm water. Whether such penalties will be imposed and, if so, the amount of any such penalties, is not known or estimable at this time. At present, Pepco expects that compliance with the permit limits can be achieved through a combination of enhanced storm drain inlet controls (filters and metal absorbing booms), enhanced site housekeeping, and enhanced inspection and maintenance of storm water controls. If these measures are not adequate to achieve compliance with the permit limits, however, it is possible that a capital project to install a storm water treatment system may be required. The need for any such capital expenditures will not be known until Pepco has implemented the third phase of the best management practices.

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

PEPCO HOLDINGS

In March 2014, Pepco and DDOE entered into a consent decree to resolve a threatened DDOE enforcement action, the terms of which include a combination of a civil penalty and a Supplemental Environmental Project (SEP) with a total cost to Pepco of $875,000. The consent decree was approved and entered by the District of Columbia Superior Court on April 4, 2014. Pepco has paid the $250,000 civil penalty imposed under the consent decree and, pursuant to the consent decree, has made a one-time donation in the amount of $25,000 to the Northeast Environmental Enforcement Training Fund, Inc., a non-profit organization that funds scholarships for environmental enforcement training. The consent decree confirmed that no further actions are required by Pepco to investigate, assess or remediate impacts to the river from the mineral oil release. To implement the SEP, Pepco has entered into an agreement with Living Classrooms Foundation, Inc., a non-profit educational organization, to provide $600,000 to fund the design, installation and operation of a trash collection system at a storm water outfall that drains to the Anacostia River. The design for the trash collection system is currently under review by DDOE, and Pepco expects that this system will be constructed and placed into operation by the end of 2015, which will satisfy Pepco’s obligations under the consent decree. The next status hearing in this matter has been set for September 18, 2015.

The consent decree does not resolve potential claims under federal law for natural resource damages resulting from the oil release. Pepco has engaged in separate discussions with DDOE and the federal resource trustees regarding the settlement of a possible natural resource damages claim under federal law. The federal trustees are still evaluating the claim and the terms of a possible settlement. At this time, it is uncertain whether or when the settlement discussions may resume or if the trustees will continue to pursue the natural resource damages claim. Based on discussions to date, PHI and Pepco do not believe that the resolution of the federal natural resource damages claim will have a material adverse effect on their respective financial condition, results of operations or cash flows.

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

PEPCO HOLDINGS

Brandywine Fly Ash Disposal Site

In February 2013, Pepco received a letter from the Maryland Department of the Environment (MDE) requesting that Pepco investigate the extent of waste on a Pepco right-of-way that traverses the Brandywine fly ash disposal site in Brandywine, Prince George’s County, Maryland, owned by NRG Energy, Inc. (as successor to GenOn MD Ash Management, LLC) (NRG). In July 2013, while reserving its rights and related defenses under a 2000 agreement covering the sale of this site, Pepco indicated its willingness to investigate the extent of, and propose an appropriate closure plan to address, ash on the right-of-way. Pepco submitted a schedule for development of a closure plan to MDE on September 30, 2013 and, by letter dated October 18, 2013, MDE approved the schedule.

PHI and Pepco have determined that a loss associated with this matter for PHI and Pepco is probable and have estimated that the costs for implementation of a closure plan and cap on the site are in the range of approximately $3 million to $6 million. PHI and Pepco believe that the costs incurred in this matter will be recoverable from NRG under the 2000 sale agreement.

The amount accrued for this matter is included in the table above in the column entitled “Transmission and Distribution.”

Virginia Department of Environmental Quality Notice of Violation

On February 2, 2015, the Virginia Department of Environmental Quality (VDEQ) issued a notice of violation (NOV) to DPL in connection with alleged violations of state water control laws and regulations associated with recent construction activities undertaken to replace certain transmission facilities. The NOV informs DPL of information on which VDEQ may rely to institute an administrative or judicial enforcement action, requests a meeting, and states that DPL may be asked to enter into a consent order to formalize a plan and schedule of corrective action and settle any outstanding issues regarding the matter including the assessment of civil charges. Whether any such charges will be assessed is not known or estimable at this time. PHI and DPL do not believe that the remediation costs to resolve this matter will have a material adverse effect on their respective financial condition, results of operations or cash flows.

PHI’s Cross-Border Energy Lease Investments

As discussed in Note (20), “Discontinued Operations – Cross-Border Energy Lease Investments,” PHI held a portfolio of cross-border energy lease investments involving public utility assets located outside of the United States. Each of these investments was comprised of multiple leases and was structured as a sale and leaseback transaction commonly referred to by the IRS as a sale-in, lease-out, or SILO, transaction.

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

PEPCO HOLDINGS

On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which PHI is not a party) that disallowed tax benefits associated with Consolidated Edison’s cross-border lease transaction. While PHI believes that its tax position with regard to its cross-border energy lease investments is appropriate, after analyzing the recent U.S. Court of Appeals ruling, PHI determined in the first quarter of 2013 that its tax position with respect to the tax benefits associated with the cross-border energy leases no longer met the more-likely-than-not standard of recognition for accounting purposes. Accordingly, PHI recorded a non-cash after-tax charge of $377 million in the first quarter of 2013 (as discussed in Note (20), “Discontinued Operations – Cross-Border Energy Lease Investments”), consisting of a charge to reduce the carrying value of the cross-border energy lease investments and a charge to reflect the anticipated additional interest expense related to changes in PHI’s estimated federal and state income tax obligations for the period over which the tax benefits ultimately may be disallowed. PHI had also previously made certain business assumptions regarding foreign investment opportunities available at the end of the full lease terms. During the first quarter of 2013, management believed that its conclusions regarding these business assumptions were no longer supportable, and the tax effects of this change in conclusion were included in the charge. While the IRS could require PHI to pay a penalty of up to 20% of the amount of additional taxes due, PHI believes that it is more likely than not that no such penalty will be incurred, and therefore no amount for any potential penalty has been recorded.

In the event that the IRS were to be successful in disallowing 100% of the tax benefits associated with these lease investments and recharacterize these lease investments as loans, PHI estimated that, as of March 31, 2013, it would have been obligated to pay approximately $192 million in additional federal taxes (net of the $74 million tax payment described above) and approximately $50 million of interest on the additional federal taxes. These amounts, totaling $242 million, were estimated after consideration of certain tax benefits arising from matters unrelated to the leases that would offset the taxes and interest due, including PHI’s best estimate of the expected resolution of other uncertain and effectively settled tax positions, the carrying back and carrying forward of any existing net operating losses, and the application of certain amounts paid in advance to the IRS. In order to mitigate PHI’s ongoing interest costs associated with the $242 million estimate of additional taxes and interest, PHI made an advanced payment to the IRS of $242 million in the first quarter of 2013. This advanced payment was funded from currently available sources of liquidity and short-term borrowings. A portion of the proceeds from lease terminations (discussed in Note (20), “Discontinued Operations – Cross-Border Energy Lease Investments”) was used to repay the short-term borrowings utilized to fund the advanced payment.

In order to mitigate the cost of continued litigation related to the cross-border energy lease investments, PHI and its subsidiaries have entered into discussions with the IRS with the intention of seeking a settlement of all tax issues for open tax years 2001 through 2011, including the cross-border energy lease issue. PHI currently believes that it is possible that a settlement with the IRS may be reached in 2015. If a settlement of all tax issues or a standalone settlement on the leases is not reached, PHI may move forward with its litigation with the IRS. Further discovery in the case is stayed until March 19, 2015, pursuant to an order issued by the court on December 2, 2014.

Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

PHI and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations that they have entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

PEPCO HOLDINGS

As of December 31, 2014, PHI and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, energy procurement obligations, and other commitments and obligations. The commitments and obligations, in millions of dollars, were as follows:

	Guarantor
	PHI	Pepco	DPL	ACE	Total
	(millions of dollars)
Guarantees associated with disposal of Conectiv Energy assets (a)	$13	$—	$—	$—	$13
Guaranteed lease residual values (b)	3	5	7	5	20

Total	$16	$5	$7	$5	$33

(a)	Represents guarantees by PHI of Conectiv Energy’s derivatives portfolio transferred in connection with the disposition of Conectiv Energy’s wholesale business. The derivative portfolio guarantee is currently $13 million and covers Conectiv Energy’s performance prior to the assignment. This guarantee will remain in effect until the end of 2015.
(b)	Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The maximum lease term associated with these assets ranges from 3 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $52 million, $10 million of which is a guarantee by PHI, $13 million by Pepco, $16 million by DPL and $13 million by ACE. The minimum lease term associated with these assets ranges from 1 to 4 years. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.

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

Energy Savings Performance Contracts

Pepco Energy Services has a diverse portfolio of energy savings performance contracts that are associated with the installation of energy savings equipment or combined heat and power facilities for federal, state and local government customers. As part of the energy savings contracts, Pepco Energy Services typically guarantees that the equipment or systems it installs will generate a specified amount of energy savings on an annual basis over a multi-year period. As of December 31, 2014, the remaining notional amount of Pepco Energy Services’ energy savings guarantees over the life of the multi-year performance contracts on: (i) completed projects was $356 million with the longest guarantee having a remaining term of 23 years; and, (ii) projects under construction was $61 million with the longest guarantee having a term of 13 years after completion of construction. On an annual basis, Pepco Energy Services undertakes a measurement and verification process to determine the amount of energy savings for the year and whether there is any shortfall in the annual energy savings compared to the guaranteed amount.

As of December 31, 2014, Pepco Energy Services had a performance guarantee contract associated with the production at a combined heat and power facility that is under construction totaling $15 million in notional value over 20 years.

Pepco Energy Services recognizes a liability for the value of the estimated energy savings or production shortfalls when it is probable that the guaranteed amounts will not be achieved and the amount is reasonably estimable. As of December 31, 2014, Pepco Energy Services had an accrued liability of $1 million for an energy savings contract under which construction was completed in 2012. There was no significant change in the type of contracts issued during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

PEPCO HOLDINGS

Dividends

On January 22, 2015, Pepco Holdings’ Board of Directors declared a dividend on common stock of 27 cents per share payable March 31, 2015, to stockholders of record on March 10, 2015.

Contractual Obligations

Power Purchase Contracts

As of December 31, 2014, Pepco Holdings’ contractual obligations under non-derivative power purchase contracts were $276 million in 2015, $509 million in 2016 to 2017, and $478 million in 2018 to 2019 and $1,177 million thereafter.

Lease Commitments

Rental expense for operating leases was $59 million, $54 million and $52 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Total future minimum operating lease payments for Pepco Holdings as of December 31, 2014 are $45 million in 2015, $43 million in 2016, $40 million in 2017, $40 million in 2018, $28 million in 2019 and $329 million thereafter.

(17) VARIABLE INTEREST ENTITIES

PHI is required to consolidate a VIE in accordance with FASB ASC 810 if PHI or a subsidiary is the primary beneficiary of the VIE. The primary beneficiary of a VIE is typically the entity with both the power to direct activities most significantly impacting economic performance of the VIE and the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. PHI performs a qualitative analysis to determine whether a variable interest provides a controlling financial interest in any of the VIEs in which PHI or its subsidiaries have an interest. Set forth below are the relationships with respect to which PHI conducted a VIE analysis as of December 31, 2014:

DPL Renewable Energy Transactions

DPL is subject to Renewable Energy Portfolio Standards (RPS) in the state of Delaware that require it to obtain renewable energy credits (RECs) for energy delivered to its customers. DPL’s costs associated with obtaining RECs to fulfill its RPS obligations are recoverable from its customers by law. As of December 31, 2014, PHI, through its DPL subsidiary, is a party to three land-based wind PPAs in the aggregate amount of 128 MWs, one solar PPA with a 10 MW facility, and a PPA with the Delaware Sustainable Energy Utility (DSEU) to purchase solar renewable energy credits (SRECs). Each of the facilities associated with these PPAs is operational, and DPL is obligated to purchase energy and RECs in amounts generated and delivered by the wind facilities and SRECs from the solar facility and DSEU, up to certain amounts (as set forth below) at rates that are primarily fixed under the respective agreements. PHI and DPL have concluded that while VIEs exist under these contracts, consolidation is not required under the FASB guidance on the consolidation of VIEs as DPL is not the primary beneficiary. DPL has not provided financial or other support under these arrangements that it was not previously contractually required to provide during the periods presented, nor does DPL have any intention to provide such additional support.

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

PEPCO HOLDINGS

Wind PPAs

DPL is obligated to purchase energy and RECs from one of the wind facilities through 2024 in amounts not to exceed 50 MWs, from the second wind facility through 2031 in amounts not to exceed 40 MWs, and from the third wind facility through 2031 in amounts not to exceed 38 MWs. DPL’s aggregate purchases under the three wind PPAs totaled $31 million, $30 million and $27 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Solar PPAs

The term of the PPA with the solar facility is through 2030 and DPL is obligated to purchase SRECs in an amount up to 70 percent of the energy output at a fixed price. The DSEU may enter into 20-year contracts with solar facilities to purchase SRECs for resale to DPL. Under the DSEU PPA, DPL is obligated to purchase SRECs in amounts not to exceed 19 MWs at annually determined auction rates. DPL’s purchases under these solar PPAs totaled $6 million, $3 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Fuel Cell Facilities

On October 18, 2011, the DPSC approved a tariff submitted by DPL in accordance with the requirements of the RPS specific to fuel cell facilities totaling 30 MWs to be constructed by a qualified fuel cell provider. The tariff and the RPS establish that DPL acts solely as an agent to collect payments in advance from its distribution customers and remit them to the qualified fuel cell provider for each MW hour of energy produced by the fuel cell facilities through 2033. The RPS provides for a reduction in DPL’s REC requirements based upon the actual energy output of the facilities. At December 31, 2014 and 2013, 30 MWs and 15 MWs of capacity were available from fuel cell facilities placed in service under the tariff, respectively. DPL billed $36 million, $23 million and $4 million to distribution customers for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Because ACE has no equity or debt invested in the NUGs, the maximum exposure to loss relates primarily to any above-market costs incurred for power. Due to unpredictability in the pricing for purchased energy under the PPAs, PHI and ACE are unable to quantify the maximum exposure to loss. The power purchase costs are recoverable from ACE’s customers through regulated rates. Purchase activities with the NUGs, including excess power purchases not covered by the PPAs, for the years ended December 31, 2014, 2013 and 2012, were approximately $233 million, $221 million and $206 million, respectively, of which approximately $208 million, $206 million and $201 million, respectively, consisted of power purchases under the PPAs.

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

PEPCO HOLDINGS

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

(18) ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Pepco Holdings’ AOCL relating to continuing and discontinued operations are as follows. For additional information, see the consolidated statements of comprehensive income.

	Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Balance as of January 1	$(34)	$(48)	$(63)

Treasury Lock
Balance as of January 1	(9)	(10)	(10)
Amount of pre-tax loss reclassified to Interest expense	1	1	—
Income tax expense	1	—	—

Balance as of December 31	(9)	(9)	(10)

Pension and Other Postretirement Benefits
Balance as of January 1	(25)	(32)	(24)
Amount of amortization of net prior service cost and actuarial loss reclassified to Other operation and maintenance expense	5	5	5
Amount of net prior service cost and actuarial (loss) gain arising during the year	(25)	8	(19)
Income tax (benefit) expense	(8)	6	(6)

Balance as of December 31	(37)	(25)	(32)

Commodity Derivatives
Balance as of January 1	—	(6)	(29)
Amount of net pre-tax loss reclassified to (Loss) income from discontinued operations before income tax	—	10	39
Income tax expense	—	4	16

Balance as of December 31	—	—	(6)

Balance as of December 31	$(46)	$(34)	$(48)

PEPCO HOLDINGS

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

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
	(millions of dollars, except per share amounts)
Total Operating Revenue (a)	$1,330	$1,117	$1,313	$1,118		$4,878
Total Operating Expenses (b)	1,157	966	1,147	1,004	(c)	4,274
Operating Income	173	151	166	114		604
Other Expenses	(52)	(53)	(53)	(66)		(224)
Income from Continuing Operations Before Income Tax Expense	121	98	113	48		380
Income Tax Expense Related to Continuing Operations	46	45	34	13		138
Net Income	$75	$53	$79	$35		$242

Basic and Diluted Earnings Per Share of Common Stock:
Earnings Per Share of Common Stock	$0.30	$0.21	$0.31	$0.14		$0.96
Cash Dividends Per Share of Common Stock	$0.27	$0.27	$0.27	$0.27		$1.08

(a)	During the fourth quarter of 2014, ACE reversed unbilled revenue of $3 million ($2 million after-tax) to correct an error that had overstated operating revenue in the third quarter of 2014.
(b)	Includes pre-tax impairment losses of $53 million ($32 million after-tax) and $28 million ($16 million after-tax) in the third and fourth quarters of 2014, respectively, at Pepco Energy Services associated with its combined heat and power thermal generating facilities and operations in Atlantic City.
(c)	Includes a charge of $3 million ($2 million after-tax) to correct a prior period error related to the recoverability of certain regulatory assets at ACE.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
	(millions of dollars, except per share amounts)
Total Operating Revenue	$1,180	$1,051	$1,344	$1,091		$4,666
Total Operating Expenses	1,047	906	1,109	936	(a)	3,998
Operating Income	133	145	235	155		668
Other Expenses	(59)	(62)	(60)	(58)		(239)
Income From Continuing Operations Before Income Tax Expense	74	83	175	97		429
Income Tax Expense Related to Continuing Operations	185 (b)	30	65	39	(c)	319
Net (Loss) Income From Continuing Operations	(111)	53	110	58		110
(Loss) Income from Discontinued Operations, net of taxes	(319)	(11)	8	—		(322)
Net (Loss) Income	$(430)	$42	$118	$58		$(212)

Basic and Diluted Earnings Per Share of Common Stock:
(Loss) Earnings Per Share of Common Stock from Continuing Operations	$(0.47)	$0.21	$0.44	$0.23		$0.45
(Loss) Earnings Per Share of Common Stock from Discontinued Operations	$(1.35)	$(0.04)	$0.04	$—		$(1.31)
(Loss) Earnings Per Share of Common Stock	$(1.82)	$0.17	$0.48	$0.23		$(0.86)
Cash Dividends Per Share of Common Stock	$0.27	$0.27	$0.27	$0.27		$1.08

(a)	Includes a pre-tax impairment loss of $4 million ($3 million after-tax) at Pepco Energy Services associated with a landfill gas-fired electric generation facility.
(b)	Includes an income tax charge of $56 million (after-tax) primarily associated with interest on uncertain and effectively settled tax positions and an income tax charge of $101 million associated with the establishment of valuation allowances against certain deferred tax assets of PCI.
(c)	Includes an income tax charge of $4 million (after-tax) to correct a prior period error related to Pepco’s deferred income taxes.

PEPCO HOLDINGS

(20) DISCONTINUED OPERATIONS

PHI’s (loss) income from discontinued operations, net of income taxes, is comprised of the following:

	For the Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Cross-border energy lease investments	$—	$(327)	$41
Pepco Energy Services’ retail electric and natural gas supply businesses	—	5	26

(Loss) income from discontinued operations, net of income taxes	$—	$(322)	$67

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

Operating Results

The operating results for the cross-border energy lease investments are as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Operating revenue from PHI’s cross-border energy lease investments	$—	$7	$50
Non-cash charge to reduce carrying value of PHI’s cross-border energy lease investments	—	(373)	—

Total operating revenue	$—	$(366)	$50

(Loss) income from operations of discontinued operations, net of income taxes (a)	$—	$(325)	$32
Net (losses) gains associated with the early termination of the cross-border energy lease investments, net of income taxes (b)	—	(2)	9

(Loss) income from discontinued operations, net of income taxes	$—	$(327)	$41

(a)	Includes income tax (benefit) expense of approximately zero, $(44) million and $5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(b)	Includes income tax (benefit) expense of approximately zero, $(1) million and $30 million for the years ended December 31, 2014, 2013 and 2012, respectively.

PEPCO HOLDINGS

On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which PHI is not a party) that disallowed tax benefits associated with Consolidated Edison’s cross-border lease transaction. As a result of the court’s ruling in this case, PHI determined in the first quarter of 2013 that its tax position with respect to the benefits associated with its cross-border energy leases no longer met the more-likely-than-not standard of recognition for accounting purposes, and PCI recorded after-tax non-cash charges of $323 million in the first quarter of 2013 and $6 million in the second quarter of 2013, consisting of the following components:

•	A non-cash pre-tax charge of $373 million ($313 million after-tax) to reduce the carrying value of these cross-border energy lease investments under FASB guidance on leases (ASC 840). This pre-tax charge was originally recorded in the consolidated statements of income (loss) as a reduction in operating revenue and is now reflected in income (loss) from discontinued operations, net of income taxes.

•	A non-cash charge of $16 million after-tax to reflect the anticipated additional net interest expense under FASB guidance for income taxes (ASC 740) related to estimated federal and state income tax obligations for the period over which the tax benefits may be disallowed. This after-tax charge was originally recorded in the consolidated statements of income (loss) as an increase in income tax expense and is now reflected in income (loss) from discontinued operations, net of income taxes. The after-tax interest charge for PHI on a consolidated basis was $70 million and this amount was allocated to each member of PHI’s consolidated group as if each member was a separate taxpayer, resulting in the recognition of a $12 million interest benefit for the Power Delivery segment, and interest expense of $16 million for PCI and $66 million for Corporate and Other, respectively.

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

For additional information concerning these cross-border energy lease investments, see Note (16), “Commitments and Contingencies – PHI’s Cross-Border Energy Lease Investments.”

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

PEPCO HOLDINGS

Operating Results

The operating results for the retail electric and natural gas supply businesses of Pepco Energy Services are as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Operating revenue	$—	$84	$415

Income from operations of discontinued operations, net of income taxes	$—	$4	$26
Net gains associated with accelerated disposition of retail electric and natural gas contracts, net of income taxes		1	—

Income from discontinued operations, net of income taxes (a)	$—	$5	$26

(a)	Includes income tax expense of approximately zero, $3 million and $18 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Derivative Instruments and Hedging Activities

Derivatives were used by the retail electric and natural gas supply businesses of Pepco Energy Services to hedge commodity price risk. There were no outstanding forward contracts or derivative positions for Pepco Energy Services as of December 31, 2014 and December 31, 2013.

Derivatives Designated as Hedging Instruments

At December 31, 2012, the cumulative net pre-tax loss related to effective cash flow hedges of the retail electric and natural gas supply businesses of Pepco Energy Services included in AOCL was $10 million ($6 million after-tax). With the assumption by a third party, on April 1, 2013, of all the rights and obligations of the derivative contracts associated with the retail natural gas supply business, PHI determined that the hedged forecasted purchases of supply for retail natural gas customers were probable not to occur. Accordingly, during the first quarter of 2013, PHI recognized $4 million of pre-tax unrealized derivative losses ($2 million after-tax) that were previously included in AOCL as cash flow hedges. The remaining pre-tax loss of $6 million included in AOCL was reclassified into income on completion of the wind-down of the retail electric business in the second quarter of 2013.

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

For the years ended December 31, 2014, 2013, and 2012, the amount of the derivative gain (loss) for the retail electric and natural gas supply businesses of Pepco Energy Services recognized in Income (loss) from discontinued operations, net of income taxes is provided in the table below:

	For the Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Reclassification of mark-to-market to realized on settlement of contracts	$—	$10	$27
Unrealized mark-to-market loss	—	—	(3)

Total net gain	$—	$10	$24

PEPCO HOLDINGS

As of December 31, 2014 and 2013, the retail electric and natural gas supply businesses of Pepco Energy Services had no outstanding commodity forward contracts or derivative positions.

As of December 31, 2014, Pepco Energy Services had posted net cash collateral of $2 million and letters of credit of zero. As of December 31, 2013, Pepco Energy Services had posted net cash collateral of $3 million and letters of credit of less than $1 million.

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

Management of Pepco assessed Pepco’s internal control over financial reporting as of December 31, 2014 based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the management of Pepco concluded that Pepco’s internal control over financial reporting was effective as of December 31, 2014.

PEPCO

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors

of Potomac Electric Power Company

In our opinion, the financial statements of Potomac Electric Power Company (a wholly owned subsidiary of Pepco Holdings, Inc.) listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Potomac Electric Power Company at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Potomac Electric Power Company listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Washington, D.C.

February 26, 2015

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF INCOME

For the Year Ended December 31,	2014	2013	2012
	(millions of dollars)
Operating Revenue	$2,101	$2,026	$1,948

Operating Expenses
Purchased energy	771	750	726
Other operation and maintenance	390	391	403
Depreciation and amortization	229	196	190
Other taxes	363	368	372

Total Operating Expenses	1,753	1,705	1,691

Operating Income	348	321	257

Other Income (Expenses)
Interest expense	(115)	(110)	(101)
Other income	30	18	18

Total Other Expenses	(85)	(92)	(83)

Income Before Income Tax Expense	263	229	174
Income Tax Expense	92	79	48

Net Income	$171	$150	$126

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

ASSETS	December 31, 2014	December 31, 2013
	(millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$6	$9
Restricted cash equivalents	5	3
Accounts receivable, less allowance for uncollectible accounts of $16 million and $16 million, respectively	315	345
Inventories	62	67
Deferred income tax assets, net	14	48
Income taxes and related accrued interest receivable	94	113
Prepaid expenses and other	21	18

Total Current Assets	517	603

OTHER ASSETS
Regulatory assets	697	563
Prepaid pension expense	316	332
Investment in trust	34	33
Income taxes and related accrued interest receivable	30	36
Other	71	66

Total Other Assets	1,148	1,030

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	7,764	7,310
Accumulated depreciation	(2,816)	(2,772)

Net Property, Plant and Equipment	4,948	4,538

TOTAL ASSETS	$6,613	$6,171

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

LIABILITIES AND EQUITY	December 31, 2014	December 31, 2013
	(millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$104	$151
Current portion of long-term debt and project funding	12	175
Accounts payable	94	132
Accrued liabilities	91	90
Accounts payable due to associated companies	30	32
Capital lease obligations due within one year	10	9
Taxes accrued	32	34
Interest accrued	19	20
Liabilities and accrued interest related to uncertain tax positions	—	37
Customer deposits	44	46
Other	102	75

Total Current Liabilities	538	801

DEFERRED CREDITS
Regulatory liabilities	104	113
Deferred income tax liabilities, net	1,584	1,412
Investment tax credits	2	3
Other postretirement benefit obligations	57	61
Liabilities and accrued interest related to uncertain tax positions	—	10
Other	67	65

Total Deferred Credits	1,814	1,664

OTHER LONG-TERM LIABILITIES
Long-term debt	2,124	1,724
Capital lease obligations	50	60

Total Other Long-Term Liabilities	2,174	1,784

COMMITMENTS AND CONTINGENCIES (NOTE 12)
EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 100 shares outstanding	—	—
Premium on stock and other capital contributions	1,010	930
Retained earnings	1,077	992

Total Equity	2,087	1,922

TOTAL LIABILITIES AND EQUITY	$6,613	$6,171

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF CASH FLOWS

For the Year Ended December 31,	2014	2013	2012
	(millions of dollars)
OPERATING ACTIVITIES
Net Income	$171	$150	$126
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	229	196	190
Deferred income taxes	174	120	160
Gains on sales of land	(9)	—	—
Investment tax credit amortization	—	(1)	(1)
Changes in:
Accounts receivable	27	(39)	22
Inventories	5	2	(19)
Prepaid expenses	(2)	(1)	6
Regulatory assets and liabilities, net	(163)	(99)	(110)
Prepaid pension expense, excluding contributions	16	21	21
Accounts payable and accrued liabilities	(34)	26	(10)
Pension contributions	—	—	(85)
Income tax-related prepayments, receivables and payables	(25)	(36)	(69)
Interest accrued	—	2	—
Other assets and liabilities	(3)	(11)	(8)

Net Cash From Operating Activities	386	330	223

INVESTING ACTIVITIES
Investment in property, plant and equipment	(567)	(576)	(592)
Department of Energy capital reimbursement awards received	3	20	38
Proceeds from sales of land	9	—	—
Changes in restricted cash equivalents	(3)	(3)	—
Net other investing activities	(2)	(5)	4

Net Cash Used By Investing Activities	(560)	(564)	(550)

FINANCING ACTIVITIES
Dividends paid to Parent	(86)	(46)	(35)
Capital contributions from Parent	80	175	50
Issuances of long-term debt	412	400	200
Reacquisitions of long-term debt	(175)	(200)	(38)
(Repayments) issuances of short-term debt, net	(47)	(80)	157
Cost of issuances	(7)	(7)	(4)
Net other financing activities	(6)	(8)	(6)

Net Cash From Financing Activities	171	234	324

Net Decrease in Cash and Cash Equivalents	(3)	—	(3)
Cash and Cash Equivalents at Beginning of Year	9	9	12

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6	$9	$9

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $5 million, $5 million and $4 million, respectively)	$111	$102	$97
Cash received for income taxes (includes payments from PHI for Federal income taxes)	(58)	(28)	(40)
Non-cash activities:
Reclassification of property, plant and equipment to regulatory assets	—	—	50
Reclassification of asset removal costs regulatory liability to accumulated depreciation	—	—	19

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF EQUITY

	Common Stock		Premium on Stock	Retained Earnings
(millions of dollars, except shares)	Shares	Par Value			Total
Balance as of December 31, 2011	100	$—	$705	$797	$1,502
Net Income	—	—	—	126	126
Capital contribution from Parent	—	—	50	—	50
Dividends on common stock	—	—	—	(35)	(35)

Balance as of December 31, 2012	100	—	755	888	1,643
Net Income	—	—	—	150	150
Capital contribution from Parent	—	—	175	—	175
Dividends on common stock	—	—	—	(46)	(46)

Balance as of December 31, 2013	100	—	930	992	1,922
Net Income	—	—	—	171	171
Capital contribution from Parent	—	—	80	—	80
Dividends on common stock	—	—	—	(86)	(86)

Balance as of December 31, 2014	100	$—	$1,010	$1,077	$2,087

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

PHI entered into an Agreement and Plan of Merger, dated April 29, 2014, as amended and restated on July 18, 2014 (the Merger Agreement), with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly owned subsidiary of Exelon. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of PHI (other than (i) shares owned by Exelon, Merger Sub or any other direct or indirect wholly owned subsidiary of Exelon and shares owned by PHI or any direct or indirect wholly owned subsidiary of PHI, and in each case not held on behalf of third parties (but not including shares held by PHI in any rabbi trust or similar arrangement in respect of any compensation plan or arrangement) and (ii) shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law), will be canceled and converted into the right to receive $27.25 in cash, without interest.

In connection with entering into the Merger Agreement, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014 and January 26, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for a purchase price of $18 million. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of common stock of PHI; (ii) the receipt of regulatory approvals required to consummate the Merger, including approvals from the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Delaware Public Service Commission (DPSC), the District of Columbia Public Service Commission (DCPSC), the Maryland Public Service Commission (MPSC), the New Jersey Board of Public Utilities (NJBPU) and the Virginia State Corporation Commission (VSCC); (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act); and (iv) other customary closing conditions, including (a) the accuracy of each

PEPCO

party’s representations and warranties (subject to customary materiality qualifiers) and (b) each party’s compliance with its obligations and covenants contained in the Merger Agreement (including covenants that may limit, restrict or prohibit PHI and its subsidiaries from taking specified actions during the period between the date of the Merger Agreement and the closing of the Merger or the termination of the Merger Agreement). In addition, the obligations of Exelon and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing terms, conditions, obligations or commitments, individually or in the aggregate, that constitute a burdensome condition (as defined in the Merger Agreement). For additional discussion, see Note (6), “Regulatory Matters – Merger Approval Proceedings.”

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. On December 22, 2014, the applicable waiting period under the HSR Act expired, and the HSR Act no longer precludes completion of the Merger. Although the Department of Justice (DOJ) allowed the waiting period under the HSR Act to expire without taking any action with respect to the Merger, the DOJ has not advised PHI that it has concluded its investigation. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015. On February 13, 2015, Pepco Holdings, Delmarva Power & Light Company (DPL), Exelon, certain of Exelon’s affiliates, the Staff of the DPSC and certain other parties, filed a settlement agreement with the DPSC with respect to the Merger. This settlement agreement is subject to approval by the DPSC.

The Merger Agreement may be terminated by each of PHI and Exelon under certain circumstances, including if the Merger is not consummated by July 29, 2015 (subject to extension by PHI or Exelon to October 29, 2015, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for both PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals with the respect to the Merger or the breach by Exelon of its obligations in respect of obtaining such regulatory approvals (a Regulatory Termination), Exelon will pay PHI a reverse termination fee equal to the purchase price paid up to the date of termination by Exelon to purchase the Preferred Stock, through PHI’s redemption of the Preferred Stock for nominal consideration. If the Merger Agreement is terminated, other than for a Regulatory Termination, PHI will be required to redeem the Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

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

Revenue Recognition

Pepco recognizes revenue upon distribution of electricity to its customers, including unbilled revenue for services rendered, but not yet billed. Pepco’s unbilled revenue was $77 million and $80 million as of December 31, 2014 and 2013, respectively, and these amounts are included in Accounts receivable. Pepco calculates unbilled revenue using an output-based methodology. This methodology is based on the supply of electricity intended for distribution to customers. The unbilled revenue process requires management to make assumptions and judgments about input factors such as customer sales mix, temperature, and estimated line losses (estimates of electricity expected to be lost in the process of its transmission and distribution to customers). The assumptions and judgments are inherently uncertain and susceptible to change from period to period, and if actual results differ from projected results, the impact could be material.

Taxes related to the consumption of electricity by its customers, such as fuel, energy, or other similar taxes, are components of Pepco’s tariffs and, as such, are billed to customers and recorded in Operating revenue. Accruals for the remittance of these taxes by Pepco are recorded in Other taxes.

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in Pepco’s gross revenues were $304 million, $318 million and $324 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

PEPCO

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

Pepco maintains an allowance for uncollectible accounts and changes in the allowance are recorded as an adjustment to Other operation and maintenance expense in the statements of income. Pepco determines the amount of the allowance based on specific identification of material amounts at risk by customer and maintains a reserve based on its historical collection experience. The adequacy of this allowance is assessed on a quarterly basis by evaluating all known factors such as the aging of the receivables, historical collection experience, the economic and competitive environment and changes in the creditworthiness of its customers. Accounts receivable are written off in the period in which the receivable is deemed uncollectible and collection efforts have been exhausted. Recoveries of Accounts receivable previously written off are recorded when received. Although Pepco believes its allowance is adequate, it cannot anticipate with any certainty the changes in the financial condition of its customers. As a result, Pepco records adjustments to the allowance for uncollectible accounts in the period in which the new information that requires an adjustment to the reserve becomes known.

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

PEPCO

Regulatory Assets and Regulatory Liabilities

Pepco is regulated by the MPSC and the DCPSC. The transmission of electricity by Pepco is regulated by FERC.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at original cost, including labor, materials, asset retirement costs and other direct and indirect costs including capitalized interest. The carrying value of Property, plant and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of those assets may not be recoverable. Upon retirement, the cost of regulated property, net of salvage, is charged to Accumulated depreciation. For additional information regarding the treatment of asset removal obligations, see the “Asset Removal Costs” section included in this Note.

The annual provision for depreciation on electric property, plant and equipment is computed on a straight-line basis using composite rates by classes of depreciable property. Non-operating and other property is generally depreciated on a straight-line basis over the useful lives of the assets. The system-wide composite annual depreciation rates for the years ended December 31, 2014, 2013 and 2012 for Pepco’s property were approximately 2.3%, 2.2% and 2.5%, respectively.

PEPCO

Capitalized Interest and Allowance for Funds Used During Construction

In accordance with FASB guidance on regulated operations (ASC 980), utilities may capitalize the capital costs of financing the construction of plant and equipment as allowance for funds used during construction (AFUDC). This results in the debt portion of AFUDC being recorded as a reduction of Interest expense and the equity portion of AFUDC being recorded as an increase to Other income in the accompanying statements of income.

Pepco recorded AFUDC for borrowed funds of $5 million, $5 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Pepco recorded amounts for the equity component of AFUDC of $10 million, $9 million and $8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Asset Removal Costs

In accordance with FASB guidance, asset removal costs are recorded as regulatory liabilities. At December 31, 2014 and 2013, $84 million and $102 million, respectively, of asset removal costs are included in Regulatory liabilities in the accompanying balance sheets.

Pension and Postretirement Benefit Plans

Pepco Holdings sponsors a non-contributory, defined benefit pension plan that covers substantially all employees of Pepco and certain employees of other Pepco Holdings subsidiaries (the PHI Retirement Plan). Pepco Holdings also provides supplemental retirement benefits to certain eligible executives and key employees through nonqualified retirement plans and provides certain postretirement health care and life insurance benefits for eligible retired employees.

PEPCO

The PHI Retirement Plan is accounted for in accordance with FASB guidance on retirement benefits (ASC 715).

Dividend Restrictions

All of Pepco’s shares of outstanding common stock are held by PHI, its parent company. In addition to its future financial performance, the ability of Pepco to pay dividends to its parent company is subject to limits imposed by: (i) state corporate laws, which impose limitations on the funds that can be used to pay dividends, and (ii) the prior rights of holders of future preferred stock, if any, and existing and future mortgage bonds and other long-term debt issued by Pepco and any other restrictions imposed in connection with the incurrence of liabilities. Pepco has no shares of preferred stock outstanding. Pepco had approximately $1,077 million and $992 million of retained earnings available for payment of common stock dividends at December 31, 2014 and 2013, respectively. These amounts represent the total retained earnings balances at those dates.

Reclassifications

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

(3) NEWLY ADOPTED ACCOUNTING STANDARDS

Liabilities (ASC 405)

In February 2013, FASB issued new recognition and disclosure requirements for certain joint and several liability arrangements where the total amount of the obligation is fixed at the reporting date. For arrangements within the scope of this standard, Pepco is required to measure such obligations as the sum of the amount it agreed to pay on the basis of its arrangement among co-obligors and any additional amount it expects to pay on behalf of its co-obligors. Adoption of this guidance during the first quarter of 2014 did not have a material impact on Pepco’s financial statements.

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

Business Combinations (ASC 805)

In November 2014, the FASB issued new recognition and disclosure requirements related to pushdown accounting. The new recognition requirements grant an acquired entity (or its subsidiaries) the option to elect whether and when a new accounting and reporting basis (pushdown accounting) will be applied when an acquirer obtains control of the acquired entity. This election may be made by the acquired entity (or its subsidiaries) for future change-in-control events or for its most recent change-in-control event, and the acquired entity will be required to determine whether pushdown accounting will be applied in the reporting period in which the change-in-control event occurs or in a subsequent reporting period.

The new required disclosures include information that enables financial statement users to evaluate the effects of pushdown accounting. Disclosures are required to be made in the period in which pushdown accounting is applied and are expected to include both qualitative and quantitative information.

The new recognition and disclosure requirements became effective on a prospective basis on November 18, 2014.

(5) SEGMENT INFORMATION

The company operates its business as one regulated utility segment, which includes all of its services as described above.

PEPCO

(6) REGULATORY MATTERS

Regulatory Assets and Regulatory Liabilities

The components of Pepco’s regulatory asset and liability balances at December 31, 2014 and 2013 are as follows:

	2014	2013
	(millions of dollars)
Regulatory Assets
Demand-side management costs	$197	$98
Smart Grid costs	175	168
Recoverable income taxes	148	107
Recoverable workers’ compensation and long-term disability costs	30	26
Incremental storm restoration costs	29	37
Deferred debt extinguishment costs	22	25
MAPP abandonment costs	19	37
Deferred energy supply costs	3	6
Other	74	59

Total Regulatory Assets	$697	$563

Regulatory Liabilities
Asset removal costs	$84	$102
Other	20	11

Total Regulatory Liabilities	$104	$113

A description for each category of regulatory assets and regulatory liabilities follows:

Demand-Side Management Costs: Represents costs associated with customer energy efficiency and conservation programs in all jurisdictions that are being recovered from customers. Pepco earns a return on these regulatory assets.

Smart Grid Costs: Represents advanced metering infrastructure (AMI) costs associated with the installation of smart meters and the early retirement of legacy meters throughout Pepco’s service territory that are recoverable from customers. Pepco generally is deferring carrying charges on these regulatory assets.

Recoverable Income Taxes: Represents amounts recoverable from Pepco’s customers for tax benefits applicable to utility operations that were previously recognized in income tax expense before the company was ordered to record the tax benefits as deferred income taxes. As the temporary differences between the financial statement basis and tax basis of assets reverse, the deferred recoverable balances are reversed.

Recoverable Workers’ Compensation and Long-Term Disability Costs: Represents accrued workers’ compensation and long-term disability costs for Pepco, which are recoverable from customers when actual claims are paid to employees. Pepco does not earn a return on these regulatory assets.

Incremental Storm Restoration Costs: Represents total incremental storm restoration costs incurred for repair work due to major storm events in 2012 and 2011, including Hurricane Sandy, the June 2012 derecho, Hurricane Irene, and the 2011 severe winter storm, that are recoverable from customers in the Maryland jurisdiction. Pepco’s costs related to Hurricane Sandy, the June 2012 derecho, Hurricane Irene and the 2011 severe winter storm are being amortized and recovered from customers, each over a five-year period. Pepco does not earn a return on these regulatory assets.

PEPCO

Deferred Debt Extinguishment Costs: Represents deferred costs of debt extinguishment that are amortized to interest expense and recovered from customers. Pepco generally earns a return on these regulatory assets.

MAPP Abandonment Costs: Represents abandonment costs incurred in connection with the Mid-Atlantic Power Pathway (MAPP) transmission line construction project which was terminated on August 24, 2012. For additional information, see “MAPP Settlement Agreement” discussion below. These regulatory assets are being amortized and recovered in transmission rates through May 2016. Pepco generally does not earn a return on these regulatory assets.

Deferred Energy Supply Costs: The regulatory asset represents primarily deferred costs associated with a net under-recovery of Default Electricity Supply costs incurred by Pepco and are being or are expected to be recovered from customers. Pepco does not earn a return on these regulatory assets.

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

Other: Represents miscellaneous regulatory liabilities.

Rate Proceedings

As further described in Note (1), “Organization,” on April 29, 2014, PHI entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than pursuing the conclusion of the pending filings indicated below.

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

PEPCO

Maryland

Electric Distribution Base Rates

2011 Base Rate Proceeding

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

2012 Base Rate Proceeding

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

The July 12, 2013 order also approved a Grid Resiliency Charge, which went into effect on January 1, 2014, for recovery of costs totaling approximately $24.0 million associated with Pepco’s proposed plan to accelerate investments related to certain priority feeders, provided that, before implementing the surcharge, Pepco (i) provides additional information to the MPSC related to performance objectives, milestones and costs, and (ii) makes annual filings with the MPSC thereafter concerning this project, which will permit the MPSC to establish the applicable Grid Resiliency Charge rider for each following year. The MPSC rejected certain other cost recovery mechanisms, including Pepco’s proposed reliability performance-based mechanism. The new rates were effective on July 12, 2013.

On July 26, 2013, Pepco filed a notice of appeal of the July 12, 2013 order in the Circuit Court for Baltimore City. Other parties also filed notices of appeal, which were consolidated with Pepco’s appeal. In its appeal, Pepco asserted that the MPSC erred in failing to grant Pepco an adequate ROE, denying a number of other cost recovery mechanisms and limiting Pepco’s test year data to no more than four months of forecasted data in future rate cases. The other parties primarily asserted that the MPSC erred or acted arbitrarily and capriciously in allowing the recovery of certain costs by Pepco, in approving the Grid Resiliency Charge, and in refusing to reduce Pepco’s rate base by known and measurable accumulated depreciation. On November 14, 2014, the Circuit Court issued an order reversing the

PEPCO

MPSC’s decision on Pepco’s ROE and directing the MPSC to make more specific findings regarding the impact of improved service reliability and the BSA in calculating Pepco’s ROE. On all other issues appealed, the Circuit Court affirmed the MPSC’s July 12, 2013 order. Pepco will not appeal this decision, but other parties have filed notices of appeal of the Circuit Court’s decision to the Court of Special Appeals.

Phase II Proceeding to 2012 Base Rate Proceeding

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

2013 Base Rate Proceeding

On December 4, 2013, Pepco submitted an application with the MPSC to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $43.3 million (adjusted by Pepco to approximately $37.4 million on April 15, 2014), based on a requested ROE of 10.25%. The requested rate increase sought to recover expenses associated with Pepco’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. On July 2, 2014, the MPSC issued an order approving an annual rate increase of approximately $8.75 million, based on an ROE of 9.62%. The new rates became effective on July 4, 2014. On July 31, 2014, Pepco filed a petition for rehearing seeking reconsideration of the recovery of certain expenses, which the MPSC denied by its order dated November 13, 2014. On December 11, 2014, Pepco filed a petition for judicial review of this MPSC order with the Circuit Court for Baltimore City. This petition remains pending.

Phase II Proceeding to 2013 Base Rate Proceeding

On August 26, 2014, the MPSC issued an order establishing a Phase II proceeding pertaining to the base rate case filed in December 2013 to address an issue regarding Pepco’s NOLC. Specifically, the MPSC considered the tax implications of Pepco’s NOLC, which had impacted certain of Pepco’s rate adjustments in the 2013 base rate proceeding. On November 13, 2014, the MPSC issued its order in this Phase II proceeding upholding Pepco’s treatment of the NOLC.

FERC Transmission ROE Challenges

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as Delaware Municipal Electric Corporation, Inc., filed a joint complaint at FERC against Pepco, and its affiliates Delmarva Power & Light Company (DPL) and ACE, as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that PHI’s utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. Pepco believes the allegations in this complaint are without merit and is vigorously contesting it. In August 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directed that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) set February 27, 2013 as the refund effective date, should a refund result from this proceeding. After settlement discussions among the parties in this matter reached an impasse, on November 24, 2014, the settlement judge issued an order terminating the settlement discussions. The matter is now before a hearing judge and a procedural schedule will be established for both the February 2013 complaint and a second complaint (discussed below) that has been consolidated with the February 2013 complaint.

PEPCO

On June 19, 2014, FERC issued an order in a proceeding in which Pepco was not involved, in which it adopted a new ROE methodology for electric utilities. This new methodology replaces the existing one-step discounted cash flow analysis (which incorporates only short-term growth rates) traditionally used to derive ROE for electric utilities with the two-step discounted cash flow analysis (which incorporates both short-term and long-term measures of growth) used for natural gas and oil pipelines. As a result of the August 2014 FERC order discussed in the preceding paragraph, Pepco applied an estimated ROE based on the two-step methodology announced by FERC for the period over which its transmission revenues would be subject to refund as a result of the challenge, and recorded estimated reserves in the second quarter of 2014 related to this matter. To the extent that the final ROE determined by FERC is lower than the ROE used to record the estimated reserves, each ten basis point reduction in the ROE would result in a reduction of Pepco’s operating income of $0.6 million.

A second complaint against Pepco, DPL and ACE challenging the base ROE was filed at FERC on December 8, 2014 by the same parties. Employing the new ROE methodology referenced above, the complainants contend that the resulting base ROE should be 8.8%, and request consolidation of this complaint with the February 2013 complaint. Consistent with the prior challenge, Pepco applied an estimated ROE based on the two-step methodology described above, and recorded estimated reserves in the fourth quarter of 2014 using a refund effective date of December 8, 2014.

Under the Merger Agreement, ACE is permitted to pursue the conclusion of these FERC matters and intends to continue to do so.

MPSC New Generation Contract Requirement

In April 2012, the MPSC issued an order that requires Pepco, DPL and BGE (collectively, the Contract EDCs) to negotiate and enter into a contract with the winning bidder of a competitive bidding process to build one new power plant in the range of 650 to 700 megawatts (MWs) beginning in 2015, in amounts proportional to their relative Standard Offer Service (SOS) loads. Under the terms of the order, the winning bidder will construct a 661 MW natural gas-fired combined cycle generation plant in Waldorf, Maryland, with an expected commercial operation date of June 1, 2015, and each of the Contract EDCs will recover its costs associated with the contract through surcharges on its respective SOS customers.

In response to a complaint filed by a group of generating companies in the PJM Interconnection, LLC (PJM) region, on September 30, 2013, the U.S. District Court for the District of Maryland issued a ruling that the MPSC’s April 2012 order violated the Supremacy Clause of the U.S. Constitution by attempting to regulate wholesale prices. In contrast, on October 1, 2013, in response to appeals filed by the Contract EDCs and other parties, the Maryland Circuit Court for Baltimore City upheld the MPSC’s orders requiring the Contract EDCs to enter into the contracts.

On October 24, 2013, the Federal district court issued an order ruling that the contracts are illegal and unenforceable. The Federal district court order and its associated ruling could impact the state circuit court appeal, to which the Contract EDCs are parties, although such impact, if any, cannot be determined at this time. The Contract EDCs, the Maryland Office of People’s Counsel and one generating company have appealed the Maryland Circuit Court’s decision to the Maryland Court of Special Appeals. In addition, in November 2013 both the winning bidder and the MPSC appealed the Federal district court decision to the U.S. Court of Appeals for the Fourth Circuit, which affirmed the lower Federal court ruling. On November 26, 2014, both the winning bidder and the MPSC petitioned the U.S. Supreme Court to consider hearing an appeal of the Fourth Circuit decision.

The Maryland Court of Special Appeals has stayed the appeal of the Baltimore City Circuit Court decision until July 23, 2015.

PEPCO

On June 2, 2014, the winning bidder filed the contracts at FERC requesting that they be accepted pursuant to Section 205 of the Federal Power Act (FPA). On August 5, 2014, FERC issued an order rejecting the filings made by the winning bidder, finding that the contracts cannot be accepted as valid contracts, given the decisions reached in the Federal court proceedings discussed above.

Assuming the contracts, as currently written, were to become effective by the expected commercial operation date of June 1, 2015, Pepco continues to believe that it may be required to record its proportional share of the contracts as derivative instruments at fair value and record related regulatory assets of approximately the same amount because Pepco would recover any payments under the contracts from SOS customers. Pepco has concluded that any accounting for these contracts would not be required until all legal proceedings related to these contracts and the actions of the MPSC in the related proceeding have been resolved.

Under the Merger Agreement, Pepco is permitted to pursue the conclusion of this matter and intends to continue to do so.

District of Columbia Power Line Undergrounding Initiative

On May 3, 2014, the Council of the District of Columbia enacted the Electric Company Infrastructure Improvement Financing Act of 2014 (the Improvement Financing Act), which provides enabling legislation for the District of Columbia Power Line Undergrounding (DC PLUG) initiative. This $1 billion initiative seeks to selectively place underground some of the District of Columbia’s most outage-prone power lines, which lines and surrounding conduit would be owned and maintained by Pepco.

The Improvement Financing Act provides that: (i) Pepco is to fund approximately $500 million of the estimated cost to complete the DC PLUG initiative, recovering those costs through a surcharge on the electric bills of Pepco District of Columbia customers; (ii) $375 million of the DC PLUG initiative cost is to be financed by the District of Columbia’s issuance of securitized bonds, which bonds will be repaid through a surcharge on the electric bills of Pepco District of Columbia customers that Pepco will remit to the District of Columbia; and (iii) the remaining amount is to be covered by the existing capital projects program of the District of Columbia Department of Transportation (DDOT). Pepco will not earn a return on or a return of the cost of the assets funded with the proceeds of the securitized bonds or assets that are constructed by DDOT under its capital projects program, but ownership and responsibility for the operation and maintenance of such assets will be transferred to Pepco for a nominal amount.

On June 17, 2014, Pepco and DDOT filed a Triennial Plan related to the construction of selected underground feeders in the District of Columbia and recovery of Pepco’s investment through a volumetric surcharge (the Triennial Plan), all in accordance with the Improvement Financing Act. On August 1, 2014, Pepco filed an application for the issuance of a financing order to provide for the issuance of the District’s bonds and a volumetric surcharge for the District to recover the costs associated with the bond issuance.

On November 12, 2014, the DCPSC issued an order approving the Triennial Plan and Pepco’s volumetric surcharge, and on November 24, 2014, the DCPSC issued the financing order. Together these orders permit (i) Pepco and DDOT to commence proposed construction under the Triennial Plan; (ii) the District of Columbia to issue the necessary bonds to fund the District of Columbia’s portion of the DC PLUG initiative; and (iii) the establishment of the customer surcharges contemplated by the Improvement Financing Act. In December 2014, a party to the proceeding sought reconsideration from the DCPSC of both decisions. Final decisions denying both requests for reconsideration were issued on January 22, 2015 and February 2, 2015, respectively.

On December 4, 2014, a party filed a petition for review with the District of Columbia Court of Appeals disputing the DCPSC’s denial of its motion to intervene. The procedural schedule for the petition has not yet been set.

PEPCO

Under the Merger Agreement, Pepco is permitted to pursue the DC PLUG initiative and intends to continue to do so.

MAPP Settlement Agreement

In February 2014, FERC issued an order approving the settlement agreement submitted by Pepco connection with Pepco’s proceeding seeking recovery of approximately $88 million in abandonment costs related to the MAPP project. Pepco had been directed by PJM to construct the MAPP project, a 152-mile high-voltage interstate transmission line, and in August 2012 was directed by PJM to cancel it. The abandonment costs sought for recovery were subsequently reduced to $45 million as a result of write-offs of certain disallowed costs in 2013 and transfers of materials to inventories for use on other projects. Under the terms of the FERC-approved settlement agreement, Pepco will receive approximately $43.9 million of transmission revenues over a three-year period, which began on June 1, 2013, and will retain title to all real property and property rights acquired in connection with the MAPP project, which had an estimated fair value of $2 million. The FERC-approved settlement agreement resolves all issues concerning the recovery of abandonment costs associated with the cancellation of the MAPP project, and the terms of the settlement agreement are not subject to modification through any other FERC proceeding. As of December 31, 2014, Pepco had a regulatory asset related to the MAPP abandonment costs of approximately $19 million, net of amortization, and land of $2 million. Pepco does not expect to recognize any further pre-tax income related to the MAPP abandonment costs.

Merger Approval Proceedings

District of Columbia

On June 18, 2014, Exelon, PHI and Pepco, and certain of their respective affiliates, filed an application with the DCPSC seeking approval of the Merger. To approve the Merger, the DCPSC must find that the Merger is in the public interest. In an order issued August 22, 2014, the DCPSC stated that to make the determination of whether the transaction is in the public interest, it will analyze the transaction in the context of seven factors to determine whether the transaction balances the interests of shareholders and investors with ratepayers and the community, whether the benefits to shareholders do or do not come at the expense of the ratepayers, and whether the transaction produces a direct and tangible benefit to ratepayers. The seven factors identified by the DCPSC are the effects of the transaction on: (i) ratepayers, shareholders, the financial health of the utility standing alone and as merged, and the local economy; (ii) utility management and administrative operations; (iii) the public safety and the safety and reliability of services; (iv) risks associated with all of the affiliated non-jurisdictional business operations, including nuclear operations, of the applicants; (v) the DCPSC’s ability to regulate the utility effectively following the Merger; (vi) competition in the local retail and wholesale markets that impacts the District and District ratepayers; and (vii) conservation of natural resources and preservation of environmental quality. District of Columbia law does not impose any time limit on the DCPSC’s review of the Merger. The DCPSC has scheduled evidentiary hearings for March 30, 2015 to April 8, 2015.

Maryland

On August 19, 2014, Exelon, PHI, Pepco and DPL, and certain of their respective affiliates, filed an application with the MPSC seeking approval of the Merger. Maryland law requires the MPSC to approve a merger subject to its review if it finds that the merger is consistent with the public interest, convenience and necessity, including its benefits to and impact on consumers. In making this determination, the MPSC is required to consider the following 12 criteria: (i) the potential impact of the merger on rates and charges paid by customers and on the services and conditions of operation of the utility; (ii) the potential impact of the merger on continuing investment needs for the maintenance of utility services, plant and related infrastructure; (iii) the proposed capital structure that will result from the merger, including allocation of earnings from the utility; (iv) the potential effects on employment by the utility; (v) the projected allocation between the utility’s shareholders and ratepayers of any savings that are expected; (vi) issues of

PEPCO

reliability, quality of service and quality of customer service; (vii) the potential impact of the merger on community investment; (viii) affiliate and cross-subsidization issues; (ix) the use or pledge of utility assets for the benefit of an affiliate; (x) jurisdictional and choice-of-law issues; (xi) whether it is necessary to revise the MPSC’s ring-fencing and affiliate code of conduct regulations in light of the merger; and (xii) any other issues the MPSC considers relevant to the assessment of the merger. The MPSC is required to issue an order within 180 days of the August 19, 2014 filing date. However, the MPSC can grant a 45-day extension for good cause. If no order is issued by the statutory deadline, then the Merger would be deemed to be approved. On September 22, 2014, the MPSC issued an order setting the procedural schedule for this matter. Pursuant to that schedule, evidentiary hearings were held beginning on January 26, 2015, and all briefs are scheduled to be filed in March 2015. The deadline for the MPSC’s decision is April 8, 2015.

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

Federal Energy Regulatory Commission

On May 30, 2014, Exelon, PHI, Pepco, DPL and ACE, and certain of their respective affiliates, submitted to FERC a Joint Application for Authorization of Disposition of Jurisdictional Assets and Merger under Section 203 of the FPA. Under that section, FERC shall approve a merger if it finds that the proposed transaction will be consistent with the public interest. On November 20, 2014, FERC issued an order approving the Merger.

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

	Original Cost	Accumulated Depreciation	Net Book Value
	(millions of dollars)
At December 31, 2014
Distribution	$5,668	$2,082	$3,586
Transmission	1,306	463	843
Construction work in progress	312	—	312
Non-operating and other property	478	271	207

Total	$7,764	$2,816	$4,948

At December 31, 2013
Distribution	$5,287	$2,027	$3,260
Transmission	1,223	444	779
Construction work in progress	312	—	312
Non-operating and other property	488	301	187

Total	$7,310	$2,772	$4,538

The non-operating and other property amounts include balances for general plant, distribution plant and transmission plant held for future use, intangible plant and non-utility property. Utility plant is generally subject to a first mortgage lien.

PEPCO

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

Capital lease assets recorded within Property, plant and equipment at December 31, 2014 and 2013 are comprised of the following:

	Original Cost	Accumulated Amortization	Net Book Value
At December 31, 2014	(millions of dollars)
Transmission	$76	$46	$30
Distribution	76	46	30

Total	$152	$92	$60

At December 31, 2013
Transmission	$76	$41	$35
Distribution	76	42	34
Other	3	3	—

Total	$155	$86	$69

The approximate annual commitments under all capital leases are $15 million in each of the years 2015 through 2018, and $16 million thereafter.

(8) PENSION AND OTHER POSTRETIREMENT BENEFITS

Pepco accounts for its participation in PHI’s single-employer plans, the PHI Retirement Plan and its other postretirement benefits plan, the Pepco Holdings, Inc. Welfare Plan for Retirees (the PHI OPEB Plan), as participation in multiemployer plans. For 2014, 2013 and 2012, Pepco was responsible for $22 million, $34 million and $39 million, respectively, of the pension and other postretirement net periodic benefit cost incurred by PHI. Pepco made a discretionary, tax-deductible contribution of zero, zero and $85 million to the PHI Retirement Plan for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, Pepco made contributions of $1 million, $6 million and $5 million, respectively, to the PHI OPEB Plan for the years ended December 31, 2014, 2013 and 2012. At December 31, 2014 and 2013, Pepco’s Prepaid pension expense of $316 million and $332 million, respectively, and Other postretirement benefit obligations of $57 million and $61 million, respectively, effectively represent assets and benefit obligations resulting from Pepco’s participation in the Pepco Holdings benefit plans.

PEPCO

Other Postretirement Benefit Plan Amendments

During 2013, PHI approved two amendments to its other postretirement benefits plan. These amendments impacted the retiree medical plan and the retiree life insurance benefits, and became effective on January 1, 2014. As a result of the amendments, which were cumulatively significant, PHI remeasured its projected benefit obligation for other postretirement benefits as of July 1, 2013. The remeasurement resulted in a $7 million reduction in Pepco’s net periodic benefit cost for other postretirement benefits in 2014, when compared to 2013. Approximately 40% of net periodic other postretirement benefit costs were capitalized in 2014.

(9) DEBT

Long-Term Debt

The components of long-term debt are shown in the table below:

Type of Debt	Interest Rate		Maturity	2014	2013
				(millions of dollars)
First Mortgage Bonds
	4.65	%(a)(b)	2014	$—	$175
	3.05%		2022	200	200
	6.20	%(c)(d)	2022	110	110
	3.60%		2024	400	—
	5.75	%(a)(b)	2034	100	100
	5.40	%(a)(b)	2035	175	175
	6.50	%(a)(c)	2037	500	500
	7.90%		2038	250	250
	4.15%		2043	250	250
	4.95%		2043	150	150

Total long-term debt				2,135	1,910
Net unamortized discount				(11)	(11)
Current portion of long-term debt				—	(175)

Total net long-term debt				$2,124	$1,724

(a)	Represents a series of Collateral First Mortgage Bonds (as defined herein) securing a series of senior notes issued by Pepco.
(b)	Represents a series of Collateral First Mortgage Bonds which must be cancelled and released as security for Pepco’s obligations under the corresponding series of senior notes or tax-exempt bonds, at such time as Pepco does not have any first mortgage bonds outstanding (other than its Collateral First Mortgage Bonds).
(c)	Represents a series of Collateral First Mortgage Bonds which must be cancelled and released as security for Pepco’s obligations under the corresponding series of senior notes or tax-exempt bonds, at such time as Pepco does not have any first mortgage bonds outstanding (other than its Collateral First Mortgage Bonds), except that Pepco may not permit such release of collateral unless Pepco substitutes comparable obligations for such collateral.
(d)	Represents a series of Collateral First Mortgage Bonds securing a series of senior notes issued by Pepco, which in turn secures a series of tax-exempt bonds issued for the benefit of Pepco.

The outstanding first mortgage bonds are issued under a mortgage and deed of trust and are secured by a first lien on substantially all of Pepco’s property, plant and equipment, except for certain property excluded from the lien of the mortgage.

Maturities of Pepco’s long-term debt outstanding at December 31, 2014, are zero in 2015 through 2019 and $2,135 million thereafter.

Pepco’s long-term debt is subject to certain covenants. As of December 31, 2014, Pepco is in compliance with all such covenants.

PEPCO

The table above does not separately identify $885 million in aggregate principal amount of senior notes issued by Pepco and $110 million in aggregate principal amount of tax-exempt bonds issued for the benefit of Pepco. These senior notes are secured by a like amount of first mortgage bonds (Collateral First Mortgage Bonds) of Pepco. In addition, these tax-exempt bonds are secured by a like amount of Collateral First Mortgage Bonds issued by Pepco. The principal terms of each such series of senior notes, or Pepco’s obligations in respect of each such series of tax-exempt bonds, are identical to the same terms of the corresponding series of Collateral First Mortgage Bonds. Payments of principal and interest made on a series of such senior notes, or the satisfaction of Pepco’s obligations in respect of a series of such tax-exempt bonds, satisfy the corresponding obligations on the related series of Collateral First Mortgage Bonds. For these reasons, each such series of Collateral First Mortgage Bonds and the corresponding senior notes and/or tax-exempt bonds together effectively represent a single financial obligation and are not identified in the table above separately.

Bond Issuance

During 2014, Pepco issued $400 million of 3.60% first mortgage bonds due March 15, 2024. Pepco used a portion of the net proceeds of the offering to repay in full at maturity $175 million in aggregate principal amount of its 4.65% senior notes due April 15, 2014, plus accrued and unpaid interest.

Bond Retirement

During 2014, Pepco retired, at maturity, $175 million of its 4.65% senior notes. The senior notes were secured by a like principal amount of its 4.65% first mortgage bonds due April 15, 2014, which under the mortgage and deed of trust were deemed to be satisfied when the senior notes were repaid.

Short-Term Debt

Pepco has traditionally used a number of sources to fulfill short-term funding needs, such as commercial paper, short-term notes, and bank lines of credit. Proceeds from short-term borrowings are used primarily to meet working capital needs, but may also be used to temporarily fund long-term capital requirements.

Pepco’s short-term debt at December 31, 2014 and 2013 consisted of the following:

	2014	2013
	(millions of dollars)
Commercial paper	$104	$151

Commercial Paper

Pepco maintains an ongoing commercial paper program to address its short-term liquidity needs. As of December 31, 2014, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

Pepco had $104 million and $151 million of commercial paper outstanding at December 31, 2014 and 2013, respectively. The weighted average interest rates for commercial paper issued by Pepco during 2014 and 2013 were 0.28% and 0.34%, respectively. The weighted average maturity of all commercial paper issued by Pepco during each of 2014 and 2013 was six days and five days, respectively.

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

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of December 31, 2014.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of December 31, 2014 and 2013, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $413 million and $332 million, respectively. Pepco’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by DPL and ACE and the portion of the total capacity being used by PHI.

Credit Facility Amendment

During 2014, PHI, Pepco, DPL and ACE entered into an amendment of and consent with respect to the credit agreement (the Consent). PHI was required to obtain the consent of certain of the lenders under the credit facility in order to permit the consummation of the Merger. Pursuant to the Consent, certain of the lenders consented to the consummation of the Merger and the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. In addition, the Consent amends the definition of “Change in Control” in the credit agreement to mean, following consummation of the Merger, an event or series of events by which Exelon no longer owns, directly or indirectly, 100% of the outstanding shares of voting stock of Pepco Holdings.

PEPCO

Other Financing Activities

Sale of Receivables

During 2014, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project over a period of time pursuant to a Task Order entered into under a General Services Administration area-wide agreement. The purchase price received by Pepco was $12 million. The energy savings project, which is being performed by Pepco Energy Services, was completed in 2014. Pursuant to the purchase agreement, following acceptance of the energy savings project, the buyer will be entitled to receive the contract payments under the Task Order payable by the customer over approximately 9 years. At December 31, 2014, Pepco included the $12 million received in the Current portion of long-term debt and project funding.

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

The provision for income taxes, reconciliation of income tax expense, and components of deferred income tax liabilities (assets) are shown below.

Provision for Income Taxes

	For the Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Current Tax Benefit
Federal	$(79)	$(39)	$(84)
State and local	(3)	(1)	(27)

Total Current Tax Benefit	(82)	(40)	(111)

Deferred Tax Expense (Benefit)
Federal	150	96	127
State and local	24	24	33
Investment tax credit amortization	—	(1)	(1)

Total Deferred Tax Expense	174	119	159

Total Income Tax Expense	$92	$79	$48

PEPCO

Reconciliation of Income Tax Expense

	For the Year Ended December 31,
	2014		2013		2012
	(millions of dollars)
Income tax at Federal statutory rate	$92	35.0%	$80	35.0%	$61	35.0%
Increases (decreases) resulting from:
State income taxes, net of federal effect	15	5.7%	13	5.7%	10	5.7%
Asset removal costs	(12)	(4.6)%	(14)	(6.1)%	(11)	(6.3)%
Change in estimates and interest related to uncertain and effectively settled tax positions	(1)	(0.4)%	(3)	(1.3)%	(11)	(6.3)%
Other, net	(2)	(0.7)%	3	1.2%	(1)	(0.5)%

Income Tax Expense	$92	35.0%	$79	34.5%	$48	27.6%

On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which Pepco is not a party) that disallowed tax benefits associated with Consolidated Edison’s cross-border lease transaction. As a result of the court’s ruling in this case, PHI determined in the first quarter of 2013 that it could no longer support its current assessment with respect to the likely outcome of tax positions associated with its cross-border energy lease investments held by its wholly owned subsidiary Potomac Capital Investment Corporation, and PHI recorded an after-tax charge of $377 million in the first quarter of 2013. Included in the $377 million charge was an after-tax interest charge of $54 million and this amount was allocated to each member of PHI’s consolidated group as if each member was a separate taxpayer, resulting in Pepco recording a $5 million (after-tax) interest benefit in the first quarter of 2013, which is included above in Change in estimates and interest related to uncertain and effectively settled tax positions.

During 2012, Pepco recorded income tax benefits of $10 million (after-tax) related to uncertain and effectively settled tax positions primarily due to the effective settlement with the Internal Revenue Service (IRS) with respect to the methodology used historically to calculate deductible mixed service costs and the expiration of the statute of limitations associated with an uncertain tax position. The effective income tax rate also reflects an increase in deductible asset removal costs for Pepco in 2012 related to a higher level of asset retirements.

Components of Deferred Income Tax Liabilities (Assets)

	At December 31,
	2014	2013
	(millions of dollars)
Deferred Tax Liabilities (Assets)
Depreciation and other basis differences related to plant and equipment	$1,423	$1,240
Pension and other postretirement benefits	103	105
Deferred taxes on amounts to be collected through future rates	59	43
Federal and state net operating losses	(186)	(169)
Other	180	145

Total Deferred Tax Liabilities, net	1,579	1,364
Deferred tax assets included in Current Assets	14	48

Deferred tax liabilities included in Other Current Liabilities	(9)	—

Total Deferred Tax Liabilities, net non-current	$1,584	$1,412

PEPCO

The net deferred tax liability represents the tax effect, at presently enacted tax rates, of temporary differences between the financial statement basis and tax basis of assets and liabilities. The portion of the net deferred tax liability applicable to Pepco’s operations, which has not been reflected in current service rates, represents income taxes recoverable through future rates, net, and is recorded as a regulatory asset on the balance sheet. No valuation allowance for deferred tax assets was required or recorded at December 31, 2014 and 2013. Federal and state net operating losses generally expire over 20 years from 2029 to 2034.

The Tax Reform Act of 1986 repealed the investment tax credit for property placed in service after December 31, 1985, except for certain transition property. Investment tax credits previously earned on Pepco’s property continue to be amortized to income over the useful lives of the related property.

Reconciliation of Beginning and Ending Balances of Unrecognized Tax Benefits

	2014	2013	2012
	(millions of dollars)
Balance as of January 1	$101	$91	$173
Tax positions related to current year:
Additions	1	1	—
Reductions	(2)	—	—
Tax positions related to prior years:
Additions	1	12	60
Reductions	(4)	(3)	(142	)(a)
Settlements	—	—	—

Balance as of December 31	$97	$101	$91

(a)	These reductions of unrecognized tax benefits in 2012 primarily relate to a resolution reached with the IRS for determining deductible mixed service costs for additions to property, plant and equipment.

Unrecognized Benefits That, If Recognized, Would Affect the Effective Tax Rate

Unrecognized tax benefits are related to tax positions that have been taken or are expected to be taken in tax returns that are not recognized in the financial statements because management has either measured the tax benefit at an amount less than the benefit claimed, or expected to be claimed, or has concluded that it is not more likely than not that the tax position will be ultimately sustained. For the majority of these tax positions, the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. At December 31, 2014, Pepco had less than $1 million of unrecognized tax benefits that, if recognized, would lower the effective tax rate.

Interest and Penalties

Pepco recognizes interest and penalties relating to its uncertain tax positions as an element of income tax expense. For the years ended December 31, 2014, 2013 and 2012, Pepco recognized $2 million of pre-tax interest income ($1 million after-tax), $5 million of pre-tax interest income ($3 million after-tax), and $18 million of pre-tax interest income ($11 million after-tax), respectively, as a component of income tax expense. As of December 31, 2014, 2013 and 2012, Pepco had accrued interest receivable of $9 million, $9 million and $5 million, respectively, related to effectively settled and uncertain tax positions.

Possible Changes to Unrecognized Tax Benefits

It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of Pepco’s uncertain tax positions will significantly increase or decrease within the next 12 months. PHI and its subsidiaries have entered into discussions with the IRS with the intention of seeking a settlement of all tax issues of Pepco for open tax years 2001 through 2011. PHI currently believes that it is possible that a settlement with the IRS may be reached in 2015, which could significantly impact the balances of unrecognized tax benefits and the related interest accruals of Pepco. At this time, it is estimated that there will be a $65 million to $85 million decrease in unrecognized tax benefits within the next 12 months.

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

Other Taxes

Taxes other than income taxes for each year are shown below. These amounts are recoverable through rates.

	2014	2013	2012
	(millions of dollars)
Gross Receipts/Delivery	$107	$108	$106
Property	51	45	46
County Fuel and Energy	143	153	160
Environmental, Use and Other	62	62	60

Total	$363	$368	$372

(11) FAIR VALUE DISCLOSURES

Financial Instruments Measured at Fair Value on a Recurring Basis

Pepco applies FASB guidance on fair value measurement (ASC 820) that established a framework for measuring fair value and expanded disclosures about fair value measurements. As defined in the guidance, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Pepco utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. Accordingly, Pepco utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3).

PEPCO

The following tables set forth, by level within the fair value hierarchy, Pepco’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Pepco’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Restricted cash equivalents
Treasury fund	$5	$5	$—	$—
Executive deferred compensation plan assets
Money market funds and short-term investments	34	13	21	—
Life insurance contracts	41	—	23	18

Total	$80	$18	$44	$18

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$7	$—	$7	$—

Total	$7	$—	$7	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2014.

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Restricted cash equivalents
Treasury fund	$3	$3	$—	$—
Executive deferred compensation plan assets
Money market funds and short-term investments	33	13	20	—
Life insurance contracts	41	—	23	18

Total	$77	$16	$43	$18

LIABILITIES
Executive deferred compensation plan liabilities
Life insurance contracts	$7	$—	$7	$—

Total	$7	$—	$7	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2013.

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

Executive deferred compensation plan assets and liabilities categorized as level 2 consist of life insurance policies and certain employment agreement obligations. The life insurance policies are categorized as level 2 assets because they are valued based on the assets underlying the policies, which consist of short-term cash equivalents and fixed income securities that are priced using observable market data and can be liquidated for the value of the underlying assets as of December 31, 2014. The level 2 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance sub-accounts. The sub-accounts are designed to mirror existing mutual funds and money market funds that are observable and actively traded.

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

PEPCO

Reconciliations of the beginning and ending balances of Pepco’s fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013 are shown below.

	Year Ended December 31, 2014	Year Ended December 31, 2013
	Life Insurance Contracts	Life Insurance Contracts
	(millions of dollars)
Balance as of January 1	$18	$18
Total gains (losses) (realized and unrealized):
Included in income	3	4
Included in accumulated other comprehensive loss	—	—
Purchases	—	—
Issuances	(3)	(3)
Settlements	—	(1)
Transfers in (out) of level 3	—	—

Balance as of December 31	$18	$18

The breakdown of realized and unrealized gains on level 3 instruments included in income as a component of Other operation and maintenance expense for the periods below were as follows:

	Year Ended December 31,
	2014	2013
	(millions of dollars)
Total gains included in income for the period	$3	$4

Change in unrealized gains relating to assets still held at reporting date	$3	$4

Other Financial Instruments

The estimated fair values of Pepco’s Long-term debt instruments that are measured at amortized cost in Pepco’s financial statements and the associated level of the estimates within the fair value hierarchy as of December 31, 2014 and 2013 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Pepco’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

PEPCO

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$2,624	$—	$2,624	$—
Project funding	12	—	—	12

Total	$2,636	$—	$2,624	$12

(a)	The carrying amount for Long-term debt was $2,124 million as of December 31, 2014.

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$2,127	$—	$2,127	$—

(a)	The carrying amount for Long-term debt was $1,899 million as of December 31, 2013.

The carrying amount of all other financial instruments in the accompanying financial statements approximate fair value.

(12) COMMITMENTS AND CONTINGENCIES

General Litigation

From time to time, Pepco is named as a defendant in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. Pepco is self-insured against such claims up to a certain self-insured retention amount and maintains insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, Pepco’s contracts with its vendors generally require the vendors to name Pepco as an additional insured for the amount at least equal to Pepco’s self-insured retention. Further, Pepco’s contracts with its vendors require the vendors to indemnify Pepco for various acts and activities that may give rise to claims against Pepco. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on Pepco’s financial condition, results of operations or cash flows. At December 31, 2014, Pepco had recorded estimated loss contingency liabilities for general litigation totaling approximately $25 million (including amounts related to the matter specifically described below), and the portion of these estimated loss contingency liabilities in excess of the self-insured retention amount was substantially offset by estimated insurance receivables.

Pepco Substation Injury Claim

In May 2013, a worker employed by a subcontractor to erect a scaffold at a Pepco substation came into contact with an energized transformer and suffered serious injuries. In August 2013, the individual filed suit against Pepco in the Circuit Court for Montgomery County, Maryland, seeking damages for past and future medical expenses, past and future lost wages, pain and suffering and the cost of a life care plan. On

PEPCO

October 22, 2014, an award of approximately $21.7 million was entered in favor of the plaintiff in this matter. Pepco has recorded this liability as of December 31, 2014, which is included in the liability for general litigation referred to above. Pepco’s insurer and the contractor’s insurer have acknowledged insurance coverage for the incident, including coverage of Pepco’s self-insured retention amount. Pepco has concluded as of December 31, 2014, that realization of its insurance claims associated with this matter is probable and, accordingly, has recorded an estimated insurance receivable of the same amount as the related liability.

Environmental Matters

Pepco is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of Pepco, environmental clean-up costs incurred by Pepco generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of Pepco described below at December 31, 2014 are summarized as follows:

	Transmission and Distribution	Legacy Generation - Regulated	Total
	(millions of dollars)
Balance as of January 1	$18	$3	$21
Accruals	—	—	—
Payments	2	—	2

Balance as of December 31	16	3	19
Less amounts in Other Current Liabilities	2	—	2

Amounts in Other Deferred Credits	$14	$3	$17

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

Benning Road Site

Contamination of Lower Anacosita River

In September 2010, PHI received a letter from EPA identifying the Benning Road location, consisting of a generation facility formerly operated by Pepco’s affiliate, Pepco Energy Services, Inc. (Pepco Energy Services), and a transmission and distribution service center facility operated by Pepco, as one of six land-based sites potentially contributing to contamination of the lower Anacostia River. The generation facility was deactivated in June 2012 and the plant structures are currently in the process of being demolished, but the service center remains in operation. The principal contaminants of concern are polychlorinated biphenyls and polycyclic aromatic hydrocarbons. In December 2011, the U.S. District Court for the District of Columbia approved a consent decree entered into by Pepco and Pepco Energy Services with the District of Columbia Department of the Environment (DDOE), which requires Pepco and Pepco Energy Services to conduct a RI/FS for the Benning Road site and an approximately 10 to 15 acre portion of the adjacent Anacostia River. The RI/FS will form the basis for DDOE’s selection of a remedial action for the Benning Road site and for the Anacostia River sediment associated with the site. The consent decree does not obligate Pepco or Pepco Energy Services to pay for or perform any remediation work, but it is anticipated that DDOE will look to Pepco and Pepco Energy Services to assume responsibility for cleanup of any conditions in the river that are determined to be attributable to past activities at the Benning Road site.

The final phase of remedial investigation field work, consisting of the installation of monitoring wells and groundwater sampling and analysis, began in May 2014. In addition, as part of the remaining remedial investigation field work and in conjunction with the power plant demolition activities, Pepco and Pepco Energy Services collected soil samples adjacent to and beneath the concrete basins for the cooling towers previously dismantled and removed from the site of the generating facility. This sampling showed localized areas of soil contamination associated with the cooling tower basins, and Pepco has submitted a plan to DDOE for the removal of contaminated soil in conjunction with the demolition and removal of the concrete basins. The remedial investigation field sampling was completed in December 2014. Pepco and Pepco Energy Services will prepare RI/FS reports for review and approval by DDOE after solicitation and consideration of public comment. The next status report to the court is due on May 25, 2015.

The remediation costs accrued for this matter are included in the table above in the columns entitled “Transmission and Distribution” and “Legacy Generation – Regulated.”

PEPCO

NPDES Permit Limit Exceedances

Pepco holds a National Pollutant Discharge Elimination System (NPDES) permit issued by EPA with a June 19, 2009 effective date, which authorizes discharges from the Benning Road facility, including the now deactivated Pepco Energy Services generating facility located at that site. The 2009 permit imposed compliance monitoring and storm water best management practices to satisfy the District of Columbia’s Total Maximum Daily Load (TMDL) standards for polychlorinated biphenyls, oil and grease, metals and other substances. As part of the implementation of the TMDL requirements, the permit also imposed numerical limits on certain substances in storm water discharges to the Anacostia River. Quarterly monitoring results since the issuance of the permit have shown consistent exceedances of the limits for copper and zinc, as well as occasional exceedances for iron and lead. As required by the permit, Pepco initiated a study to identify the potential sources of these substances at the site and to determine appropriate best management practices for minimizing the presence of the substances in storm water discharges from the facility. The initial study report was completed in May 2012. Pepco has completed the implementation of the first two phases of the best management practices recommended in the study report (consisting principally of installing metal absorbing filters to capture contaminants from storm water flows, removing stored equipment from areas exposed to the weather, covering and painting exposed metal pipes, and covering and cleaning dumpsters). These measures have been effective in reducing metal concentrations in stormwater discharges; however, additional measures will be required to be implemented by Pepco to reduce the concentrations to levels required by the permit.

The NPDES permit was due to expire on June 19, 2014. Pepco submitted a permit renewal application on December 17, 2013. In November 2014, EPA advised Pepco that it will not renew the permit until the Benning Road facility has come into compliance with the existing permit limits. The current permit remains in effect pending EPA’s action on the renewal application. Pepco has prepared a plan to implement the third phase of the best management practices recommended in the study report with the objective of achieving full compliance with the permit limits by the end of 2015. The plan was submitted to EPA on December 30, 2014, and Pepco has begun implementing those best practices in accordance with the plan. Pepco anticipates that EPA may request that Pepco enter into an administrative compliance agreement with respect to the implementation of these additional control measures, and may seek administrative penalties for past noncompliance with the permit limits for metals in storm water. Whether such penalties will be imposed and, if so, the amount of any such penalties, is not known or estimable at this time. At present, Pepco expects that compliance with the permit limits can be achieved through a combination of enhanced storm drain inlet controls (filters and metal absorbing booms), enhanced site housekeeping, and enhanced inspection and maintenance of storm water controls. If these measures are not adequate to achieve compliance with the permit limits, however, it is possible that a capital project to install a storm water treatment system may be required. The need for any such capital expenditures will not be known until Pepco has implemented the third phase of the best management practices.

Potomac River Mineral Oil Release

In January 2011, a coupling failure on a transformer cooler pipe resulted in a release of non-toxic mineral oil at Pepco’s Potomac River substation in Alexandria, Virginia. An overflow of an underground secondary containment reservoir resulted in approximately 4,500 gallons of mineral oil flowing into the Potomac River.

In March 2014, Pepco and DDOE entered into a consent decree to resolve a threatened DDOE enforcement action, the terms of which include a combination of a civil penalty and a Supplemental Environmental Project (SEP) with a total cost to Pepco of $875,000. The consent decree was approved and entered by the District of Columbia Superior Court on April 4, 2014. Pepco has paid the $250,000 civil penalty imposed under the consent decree and, pursuant to the consent decree, has made a one-time donation in the amount of $25,000 to the Northeast Environmental Enforcement Training Fund, Inc., a non-profit organization that funds scholarships for environmental enforcement training. The consent decree confirmed that no further actions are required by Pepco to investigate, assess or remediate impacts to the river from the mineral oil release. To implement the SEP, Pepco has entered into an agreement with

PEPCO

Living Classrooms Foundation, Inc., a non-profit educational organization, to provide $600,000 to fund the design, installation and operation of a trash collection system at a storm water outfall that drains to the Anacostia River. The design for the trash collection system is currently under review by DDOE, and Pepco expects that this system will be constructed and placed into operation by the end of 2015, which will satisfy Pepco’s obligations under the consent decree. The next status hearing in this matter has been set for September 18, 2015.

The consent decree does not resolve potential claims under federal law for natural resource damages resulting from the oil release. Pepco has engaged in separate discussions with DDOE and the federal resource trustees regarding the settlement of a possible natural resource damages claim under federal law. The federal trustees are still evaluating the claim and the terms of a possible settlement. At this time, it is uncertain whether or when the settlement discussions may resume or if the trustees will continue to pursue the natural resource damages claim. Based on discussions to date, Pepco does not believe that the resolution of the federal natural resource damages claim will have a material adverse effect on its financial condition, results of operations or cash flows.

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

Brandywine Fly Ash Disposal Site

In February 2013, Pepco received a letter from the Maryland Department of the Environment (MDE) requesting that Pepco investigate the extent of waste on a Pepco right-of-way that traverses the Brandywine fly ash disposal site in Brandywine, Prince George’s County, Maryland, owned by NRG Energy, Inc. (as successor to GenOn MD Ash Management, LLC) (NRG). In July 2013, while reserving its rights and related defenses under a 2000 agreement covering the sale of this site, Pepco indicated its willingness to investigate the extent of, and propose an appropriate closure plan to address, ash on the right-of-way. Pepco submitted a schedule for development of a closure plan to MDE on September 30, 2013 and, by letter dated October 18, 2013, MDE approved the schedule.

PEPCO

Pepco has determined that a loss associated with this matter is probable and have estimated that the costs for implementation of a closure plan and cap on the site are in the range of approximately $3 million to $6 million. Pepco believes that the costs incurred in this matter will be recoverable from NRG under the 2000 sale agreement.

The amount accrued for this matter is included in the table above in the column entitled “Transmission and Distribution.”

Contractual Obligations

Power Purchase Contracts

As of December 31, 2014, Pepco had no contractual obligations under non-derivative power purchase contracts.

Lease Commitments

Rental expense for operating leases was $8 million, $7 million and $6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Total future minimum operating lease payments for Pepco as of December 31, 2014 are $7 million in 2015, $6 million in 2016, $5 million in 2017, $4 million in 2018, $3 million in 2019 and $22 million thereafter.

(13) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including Pepco. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to Pepco for the years ended December 31, 2014, 2013 and 2012 were approximately $220 million, $209 million and $211 million, respectively.

Pepco Energy Services performs utility maintenance services and high voltage underground transmission cabling, including services that are treated as capital costs, for Pepco. Amounts charged to Pepco by Pepco Energy Services for the years ended December 31, 2014, 2013 and 2012 were approximately $30 million, $20 million and $16 million, respectively.

As of December 31, 2014 and 2013, Pepco had the following balances on its balance sheets due to related parties:

	2014	2013
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(27)	$(25)
Pepco Energy Services (b)	(2)	(7)
Other	(1)	—

Total	$(30)	$(32)

(a)	Included in Accounts payable due to associated companies.
(b)	Pepco bills customers on behalf of Pepco Energy Services where Pepco Energy Services has performed work for certain government agencies under a General Services Administration area-wide agreement. Amount also includes charges for utility work performed by Pepco Energy Services on behalf of Pepco. Prior to the wind-down of Pepco Energy Services’ retail electric and natural gas businesses, Pepco billed customers on behalf of Pepco Energy Services where customers had selected Pepco Energy Services as their alternative energy supplier.

PEPCO

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The quarterly data presented below reflect all adjustments necessary, in the opinion of management, for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations and differences between summer and winter rates. Therefore, comparisons by quarter within a year are not meaningful.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(millions of dollars)
Total Operating Revenue	$535	$508	$587	$471	$2,101
Total Operating Expenses	469	414	462	408	1,753
Operating Income	66	94	125	63	348
Other Expenses	(18)	(20)	(20)	(27)	(85)
Income Before Income Tax Expense	48	74	105	36	263
Income Tax Expense	16	28	38	10	92
Net Income	$32	$46	$67	$26	$171

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(millions of dollars)
Total Operating Revenue	$477	$469	$605	$475	$2,026
Total Operating Expenses	430	389	476	410	1,705
Operating Income	47	80	129	65	321
Other Expenses	(22)	(23)	(23)	(24)	(92)
Income Before Income Tax Expense	25	57	106	41	229
Income Tax Expense	2 (a)	20	40	17 (b)	79
Net Income	$23	$37	$66	$24	$150

(a)	Includes tax benefits of $5 million (after-tax) allocated to Pepco associated with interest on uncertain and effectively settled tax positions resulting from a change in assessment of tax benefits associated with the cross-border energy leases of a PHI affiliate.
(b)	Includes an income tax charge of $4 million (after-tax) to correct a prior period error related to Pepco’s deferred income taxes.

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

Management of DPL assessed DPL’s internal control over financial reporting as of December 31, 2014 based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the management of DPL concluded that DPL’s internal control over financial reporting was effective as of December 31, 2014.

DPL

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board

of Directors of Delmarva Power & Light Company

In our opinion, the financial statements of Delmarva Power & Light Company (a wholly owned subsidiary of Pepco Holdings, Inc.) listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Delmarva Power & Light Company at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Delmarva Power & Light Company listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Washington, D.C.

February 26, 2015

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF INCOME

For the Year Ended December 31,	2014	2013	2012
	(millions of dollars)
Operating Revenue
Electric	$1,099	$1,053	$1,050
Natural gas	194	191	183

Total Operating Revenue	1,293	1,244	1,233

Operating Expenses
Purchased energy	546	552	568
Gas purchased	104	109	113
Other operation and maintenance	269	251	260
Depreciation and amortization	125	107	102
Other taxes	42	40	36

Total Operating Expenses	1,086	1,059	1,079

Operating Income	207	185	154

Other Income (Expenses)
Interest expense	(48)	(50)	(47)
Other income	10	10	10

Total Other Expenses	(38)	(40)	(37)

Income Before Income Tax Expense	169	145	117
Income Tax Expense	65	56	44

Net Income	$104	$89	$73

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

ASSETS	December 31, 2014	December 31, 2013
	(millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$4	$2
Restricted cash equivalents	5	—
Accounts receivable, less allowance for uncollectible accounts of $11 million and $12 million, respectively	193	208
Inventories	55	51
Deferred income tax assets, net	16	59
Income taxes and related accrued interest receivable	34	32
Prepaid expenses and other	12	9

Total Current Assets	319	361

OTHER ASSETS
Goodwill	8	8
Regulatory assets	356	311
Prepaid pension expense	220	228
Income taxes and related accrued interest receivable	4	4
Other	12	12

Total Other Assets	600	563

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,946	3,673
Accumulated depreciation	(1,021)	(1,016)

Net Property, Plant and Equipment	2,925	2,657

TOTAL ASSETS	$3,844	$3,581

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

LIABILITIES AND EQUITY	December 31, 2014	December 31, 2013
	(millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$211	$252
Current portion of long-term debt	100	100
Accounts payable	39	46
Accrued liabilities	74	71
Accounts payable due to associated companies	17	22
Taxes accrued	3	4
Interest accrued	7	6
Customer deposits	24	25
Other	42	35

Total Current Liabilities	517	561

DEFERRED CREDITS
Regulatory liabilities	225	229
Deferred income tax liabilities, net	893	816
Investment tax credits	4	5
Other postretirement benefit obligations	21	23
Other	35	36

Total Deferred Credits	1,178	1,109

OTHER LONG-TERM LIABILITIES
Long-term debt	971	867

COMMITMENTS AND CONTINGENCIES (NOTE 14)
EQUITY
Common stock, $2.25 par value, 1,000 shares authorized, 1,000 shares outstanding	—	—
Premium on stock and other capital contributions	537	407
Retained earnings	641	637

Total Equity	1,178	1,044

TOTAL LIABILITIES AND EQUITY	$3,844	$3,581

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF CASH FLOWS

For the Year Ended December 31,	2014	2013	2012
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$104	$89	$73
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	125	107	102
Deferred income taxes	111	65	55
Investment tax credit amortization	(1)	(1)	(1)
Changes in:
Accounts receivable	15	(7)	(15)
Inventories	(4)	2	(9)
Regulatory assets and liabilities, net	(66)	(42)	(29)
Accounts payable and accrued liabilities	(15)	(1)	26
Pension contributions	—	(10)	(85)
Prepaid pension expense, excluding contributions	8	14	15
Income tax-related prepayments, receivables and payables	(3)	(1)	8
Other assets and liabilities	(6)	(1)	(9)

Net Cash From Operating Activities	268	214	131

INVESTING ACTIVITIES
Investment in property, plant and equipment	(352)	(357)	(320)
Net other investing activities	(6)	2	—

Net Cash Used By Investing Activities	(358)	(355)	(320)

FINANCING ACTIVITIES
Dividends paid to Parent	(100)	(30)	—
Capital contributions from Parent	130	—	60
Issuances of long-term debt	204	300	250
Reacquisitions of long-term debt	(100)	(250)	(97)
(Repayments) issuances of short-term debt, net	(41)	115	(15)
Cost of issuances	(2)	(3)	(3)
Net other financing activities	1	5	(5)

Net Cash From Financing Activities	92	137	190

Net Increase (Decrease) In Cash and Cash Equivalents	2	(4)	1
Cash and Cash Equivalents at Beginning of Year	2	6	5

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4	$2	$6

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $1 million, $2 million and $2 million, respectively)	$45	$47	$44
Cash received for income taxes (includes payments from PHI for Federal income taxes)	(43)	(8)	(24)
Non-cash activities:
Reclassification of property, plant and equipment to regulatory assets	—	—	38
Reclassification of asset removal costs regulatory liability to accumulated depreciation	—	—	42

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF EQUITY

	Common Stock		Premium on Stock	Retained Earnings	Total
(millions of dollars, except shares)	Shares	Par Value
Balance as of December 31, 2011	1,000	$—	$347	$505	$852
Net Income	—	—	—	73	73
Capital contribution from Parent	—	—	60	—	60

Balance as of December 31, 2012	1,000	—	407	578	985
Net Income	—	—	—	89	89
Dividends on common stock	—	—	—	(30)	(30)

Balance as of December 31, 2013	1,000	—	407	637	1,044
Net Income	—	—	—	104	104
Capital contribution from Parent	—	—	130	—	130
Dividends on common stock	—	—	—	(100)	(100)

Balance as of December 31, 2014	1,000	$—	$537	$641	$1,178

The accompanying Notes are an integral part of these Financial Statements.

DPL

NOTES TO FINANCIAL STATEMENTS

DELMARVA POWER & LIGHT COMPANY

(1) ORGANIZATION

Delmarva Power & Light Company (DPL) is engaged in the transmission and distribution of electricity in portions of Delaware and Maryland and provides natural gas distribution service in northern Delaware. Additionally, DPL provides Default Electricity Supply, which is the supply of electricity at regulated rates to retail customers in its service territories who do not elect to purchase electricity from a competitive supplier. Default Electricity Supply is known as Standard Offer Service in both Delaware and Maryland. DPL is a wholly owned subsidiary of Conectiv, LLC (Conectiv), which is wholly owned by Pepco Holdings, Inc. (Pepco Holdings or PHI).

PHI entered into an Agreement and Plan of Merger, dated April 29, 2014, as amended and restated on July 18, 2014 (the Merger Agreement), with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly owned subsidiary of Exelon. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of PHI (other than (i) shares owned by Exelon, Merger Sub or any other direct or indirect wholly owned subsidiary of Exelon and shares owned by PHI or any direct or indirect wholly owned subsidiary of PHI, and in each case not held on behalf of third parties (but not including shares held by PHI in any rabbi trust or similar arrangement in respect of any compensation plan or arrangement) and (ii) shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law), will be canceled and converted into the right to receive $27.25 in cash, without interest.

In connection with entering into the Merger Agreement, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014 and January 26, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for a purchase price of $18 million. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of common stock of PHI; (ii) the receipt of regulatory approvals required to consummate the Merger, including approvals from the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Delaware Public Service Commission (DPSC), the District of Columbia Public Service Commission, the Maryland Public Service Commission (MPSC), the New Jersey Board of Public Utilities (NJBPU) and the Virginia State Corporation Commission (VSCC); (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act); and (iv) other customary closing conditions, including (a) the accuracy of each

DPL

party’s representations and warranties (subject to customary materiality qualifiers) and (b) each party’s compliance with its obligations and covenants contained in the Merger Agreement (including covenants that may limit, restrict or prohibit PHI and its subsidiaries from taking specified actions during the period between the date of the Merger Agreement and the closing of the Merger or the termination of the Merger Agreement). In addition, the obligations of Exelon and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing terms, conditions, obligations or commitments, individually or in the aggregate, that constitute a burdensome condition (as defined in the Merger Agreement). For additional discussion, see Note (7), “Regulatory Matters – Merger Approval Proceedings.”

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. On December 22, 2014, the applicable waiting period under the HSR Act expired, and the HSR Act no longer precludes completion of the Merger. Although the Department of Justice (DOJ) allowed the waiting period under the HSR Act to expire without taking any action with respect to the Merger, the DOJ has not advised PHI that it has concluded its investigation. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015. On February 13, 2015, Pepco Holdings, DPL, Exelon, certain of Exelon’s affiliates, the Staff of the DPSC and certain other parties, filed a settlement agreement with the DPSC with respect to the Merger. This settlement agreement is subject to approval by the DPSC.

The Merger Agreement may be terminated by each of PHI and Exelon under certain circumstances, including if the Merger is not consummated by July 29, 2015 (subject to extension by PHI or Exelon to October 29, 2015, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for both PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals with respect to the Merger or the breach by Exelon of its obligations in respect of obtaining such regulatory approvals (a Regulatory Termination), Exelon will pay PHI a reverse termination fee equal to the purchase price paid up to the date of termination by Exelon to purchase the Preferred Stock, through PHI’s redemption of the Preferred Stock for nominal consideration. If the Merger Agreement is terminated, other than for a Regulatory Termination, PHI will be required to redeem the Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

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

Revenue Recognition

DPL recognizes revenues upon distribution of electricity and natural gas to its customers, including unbilled revenue for services rendered, but not yet billed. DPL’s unbilled revenue was $63 million and $61 million as of December 31, 2014 and 2013, respectively, and these amounts are included in Accounts receivable. DPL calculates unbilled revenue using an output-based methodology. This methodology is based on the supply of electricity or natural gas intended for distribution to customers. The unbilled revenue process requires management to make assumptions and judgments about input factors such as customer sales mix, temperature, and estimated line losses (estimates of electricity and natural gas expected to be lost in the process of its transmission and distribution to customers). The assumptions and judgments are inherently uncertain and susceptible to change from period to period, and if the actual results differ from the projected results, the impact could be material. Revenues from non-regulated electricity and natural gas sales are included in Electric revenues and Natural gas revenues, respectively.

Taxes related to the consumption of electricity and natural gas by its customers, such as fuel, energy, or other similar taxes, are components of DPL’s tariffs and, as such, are billed to customers and recorded in Operating revenue. Accruals for the remittance of these taxes by DPL are recorded in Other taxes.

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in DPL’s gross revenues were $16 million, $17 million and $15 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Accounting for Derivatives

DPL uses derivative instruments primarily to reduce natural gas commodity price volatility and to limit its customers’ exposure to natural gas price fluctuations under a hedging program approved by the DPSC. Derivatives are recorded in the balance sheets as Derivative assets or Derivative liabilities and measured at fair value. DPL enters physical natural gas contracts as part of the hedging program that qualify as normal purchases or normal sales, which are not required to be recorded in the financial statements until settled. DPL’s capacity contracts are not classified as derivatives. Changes in the fair value of derivatives that are not designated as cash flow hedges are reflected in income.

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

DPL

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

Consolidation of Variable Interest Entities

DPL assesses its contractual arrangements with variable interest entities (VIEs) to determine whether it is the primary beneficiary and thereby has to consolidate the entities in accordance with ASC 810. The guidance addresses conditions under which an entity should be consolidated based upon variable interests rather than voting interests. See Note (17), “Variable Interest Entities, “ for additional information.

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

DPL

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

DPL maintains an allowance for uncollectible accounts and changes in the allowance are recorded as an adjustment to Other operation and maintenance expense in the statements of income. DPL determines the amount of the allowance based on specific identification of material amounts at risk by customer and maintains a reserve based on its historical collection experience. The adequacy of this allowance is assessed on a quarterly basis by evaluating all known factors such as the aging of the receivables, historical collection experience, the economic and competitive environment and changes in the creditworthiness of its customers. Accounts receivable are written off in the period in which the receivable is deemed uncollectible and collection efforts have been exhausted. Recoveries of Accounts receivable previously written off are recorded when received. Although DPL believes its allowance is adequate, it cannot anticipate with any certainty the changes in the financial condition of its customers. As a result, DPL records adjustments to the allowance for uncollectible accounts in the period in which the new information that requires an adjustment to the reserve becomes known.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired at the acquisition date. DPL tests its goodwill for impairment annually as of November 1 and whenever an event occurs or circumstances change in the interim that would more likely than not (that is, a greater than 50% chance) reduce the estimated fair value of DPL below the carrying amount of its net assets. Factors that may result in an interim impairment test include, but are not limited to: a change in the identified reporting unit; an adverse change in business conditions; an adverse regulatory action; or an impairment of DPL’s long-lived assets. DPL performed its most recent annual impairment test as of November 1, 2014, and its goodwill was not impaired as described in Note (6), “Goodwill.”

Regulatory Assets and Regulatory Liabilities

Certain aspects of DPL’s business are subject to regulation by the DPSC and the MPSC. The transmission of electricity by DPL is regulated by FERC. DPL’s interstate transportation and wholesale sale of natural gas are regulated by FERC.

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

DPL

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

Property, Plant and Equipment

Property, plant and equipment is recorded at original cost, including labor, materials, asset retirement costs and other direct and indirect costs including capitalized interest. The carrying value of Property, plant and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of those assets may not be recoverable. Upon retirement, the cost of regulated property, net of salvage, is charged to Accumulated depreciation. For additional information regarding the treatment of asset retirement obligations, see the “Asset Removal Costs” section included in this Note.

The annual provision for depreciation on electric and natural gas property, plant and equipment is computed on a straight-line basis using composite rates by classes of depreciable property. Non-operating and other property is generally depreciated on a straight-line basis over the useful lives of the assets. The system-wide composite annual depreciation rates for the years ended December 31, 2014, 2013 and 2012 for DPL’s property were approximately 2.6%, 2.6% and 2.7%, respectively.

Capitalized Interest and Allowance for Funds Used During Construction

In accordance with FASB guidance on regulated operations (ASC 980), utilities may capitalize the capital costs of financing the construction of plant and equipment as allowance for funds used during construction (AFUDC). This results in the debt portion of AFUDC being recorded as a reduction of Interest expense and the equity portion of AFUDC being recorded as an increase to Other income in the accompanying statements of income.

DPL recorded AFUDC for borrowed funds of $1 million, $2 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

DPL recorded amounts for the equity component of AFUDC of $2 million, $2 million and $3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Leasing Activities

DPL’s lease transactions include plant, office space, equipment, software, vehicles and elements of power purchase agreements (PPAs). In accordance with FASB guidance on leases (ASC 840), these leases are classified as operating leases.

Operating Leases

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

DPL

Arrangements Containing a Lease

PPAs are deemed to contain a lease if the arrangement conveys the right to control the use of property, plant or equipment. If so, DPL determines the appropriate lease accounting classification.

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

Asset Removal Costs

In accordance with FASB guidance, asset removal costs are recorded as regulatory liabilities. At December 31, 2014 and 2013, $166 million and $173 million, respectively, of asset removal costs are included in Regulatory liabilities in the accompanying balance sheets.

Pension and Postretirement Benefit Plans

Pepco Holdings sponsors a non-contributory, defined benefit pension plan that covers substantially all employees of DPL and certain employees of other Pepco Holdings subsidiaries (the PHI Retirement Plan). Pepco Holdings also provides supplemental retirement benefits to certain eligible executives and key employees through nonqualified retirement plans and provides certain postretirement health care and life insurance benefits for eligible retired employees.

The PHI Retirement Plan is accounted for in accordance with FASB guidance on retirement benefits (ASC 715).

Dividend Restrictions

All of DPL’s shares of outstanding common stock are held by Conectiv, its parent company. In addition to its future financial performance, the ability of DPL to pay dividends to its parent company is subject to limits imposed by: (i) state corporate laws, which impose limitations on the funds that can be used to pay dividends, and (ii) the prior rights of holders of existing and future preferred stock, mortgage bonds and other long-term debt issued by DPL and any other restrictions imposed in connection with the incurrence of liabilities. DPL has no shares of preferred stock outstanding. DPL had approximately $641 million and $637 million of retained earnings available for payment of common stock dividends at December 31, 2014 and 2013, respectively. These amounts represent the total retained earnings balances at those dates.

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

Business Combinations (ASC 805)

In November 2014, the FASB issued new recognition and disclosure requirements related to pushdown accounting. The new recognition requirements grant an acquired entity (or its subsidiaries) the option to elect whether and when a new accounting and reporting basis (pushdown accounting) will be applied when an acquirer obtains control of the acquired entity. This election may be made by the acquired entity (or its subsidiaries) for future change-in-control events or for its most recent change-in-control event, and the acquired entity will be required to determine whether pushdown accounting will be applied in the reporting period in which the change-in-control event occurs or in a subsequent reporting period.

The new required disclosures include information that enables financial statement users to evaluate the effects of pushdown accounting. Disclosures are required to be made in the period in which pushdown accounting is applied and are expected to include both qualitative and quantitative information.

DPL

The new recognition and disclosure requirements became effective on a prospective basis on November 18, 2014.

(5) SEGMENT INFORMATION

The company operates its business as one regulated utility segment, which includes all of its services as described above.

(6) GOODWILL

All of DPL’s goodwill was generated by its acquisition of Conowingo Power Company in 1995.

DPL performs an annual impairment assessment as of November 1 of each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of the DPL reporting unit to which goodwill relates is less than its carrying value. In evaluating goodwill for impairment, DPL first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If DPL concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and DPL is not required to perform the two-step goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, changes in any key inputs to the prior year impairment test, including the discount rate, and other relevant events and factors affecting the reporting unit.

If DPL concludes that it is more likely than not that the fair value is less than its carrying value, DPL performs the first step of the goodwill impairment test, which compares DPL’s fair value to its carrying value. If DPL’s fair value exceeds the carrying value of DPL’s net assets, goodwill is not considered impaired and DPL is not required to perform additional testing. If the carrying value of DPL’s net assets exceeds DPL’s fair value, then DPL must perform the second step of the goodwill impairment test to determine the implied fair value of DPL’s goodwill. If DPL determines during this second step that the carrying value of DPL’s goodwill exceeds its implied fair value, DPL records an impairment loss equal to the difference.

For the annual impairment assessment in 2014, DPL qualitatively determined that it was more likely than not that fair value exceeded carrying value. As a result, DPL did not perform the two-step goodwill impairment test on that reporting unit.

As of December 31, 2014 and 2013, DPL’s goodwill balance was $8 million. There are no accumulated impairment losses.

DPL

(7) REGULATORY MATTERS

Regulatory Assets and Regulatory Liabilities

The components of DPL’s regulatory asset and liability balances at December 31, 2014 and 2013 are as follows:

	2014	2013
	(millions of dollars)
Regulatory Assets
Smart Grid costs	$86	$83
Recoverable income taxes	84	76
Demand-side management costs	67	27
COPCO acquisition adjustment	18	22
MAPP abandonment costs	14	31
Deferred debt extinguishment costs	12	13
Deferred energy supply costs	12	13
Incremental storm restoration costs	7	9
Deferred losses on gas derivatives	4	—
Other	52	37

Total Regulatory Assets	$356	$311

Regulatory Liabilities
Asset removal costs	$166	$173
Deferred income taxes due to customers	37	37
Deferred energy supply costs	—	3
Deferred gains on gas derivatives	—	1
Other	22	15

Total Regulatory Liabilities	$225	$229

A description for each category of regulatory assets and regulatory liabilities follows:

Smart Grid Costs: Represents advanced metering infrastructure (AMI) costs associated with the installation of smart meters and the early retirement of legacy meters throughout DPL’s service territory that are recoverable from customers. DPL generally is deferring carrying charges on these regulatory assets.

Recoverable Income Taxes: Represents amounts recoverable from DPL’s customers for tax benefits applicable to utility operations that were previously recognized in income tax expense before the company was ordered to record the tax benefits as deferred income taxes. As the temporary differences between the financial statement basis and tax basis of assets reverse, the deferred recoverable balances are reversed.

Demand-Side Management Costs: Represents recoverable costs associated with customer energy efficiency and conservation programs in all jurisdictions that are being recovered from customers. DPL earns a return on these regulatory assets.

COPCO Acquisition Adjustment: On July 19, 2007, the MPSC issued an order which provided for the recovery of a portion of DPL’s goodwill. As a result of this order, $41 million in DPL goodwill was transferred to a regulatory asset. This item is being amortized from August 2007 through August 2018. DPL earns a return of 12.95% on these regulatory assets.

MAPP Abandonment Costs: Represents abandonment costs incurred in connection with the Mid-Atlantic Power Pathway (MAPP) transmission line construction project which was terminated on August 24, 2012.

DPL

For additional information, see “MAPP Settlement Agreement” discussion below. These regulatory assets are being amortized and recovered in transmission rates through May 2016. DPL generally does not earn a return on these regulatory assets.

Deferred Debt Extinguishment Costs: Represents deferred costs of debt extinguishment that are amortized to interest expense and recovered from customers. DPL generally earns a return on these regulatory assets.

Deferred Energy Supply Costs: The regulatory asset represents primarily deferred costs associated with a net under-recovery of Default Electricity Supply costs incurred by DPL that are being or are expected to be recovered from customers. DPL earns a return on these regulatory assets in Delaware. The regulatory liability represents primarily deferred costs associated with a net over-recovery of Default Electricity Supply costs incurred that will be refunded by DPL to customers.

Incremental Storm Restoration Costs: Represents total incremental storm restoration costs incurred for repair work due to major storm events in 2012 and 2011, including Hurricane Sandy, the June 2012 derecho, and Hurricane Irene, that are recoverable from customers in the Maryland jurisdiction. DPL’s costs related to Hurricane Sandy, the June 2012 derecho and Hurricane Irene are being amortized and recovered from customers, each over a five-year period. DPL generally earns a return on these regulatory assets.

Deferred Losses on Gas Derivatives: Represents losses associated with hedges of natural gas purchases that are recoverable from customers through the Gas Cost Rate (GCR) approved by the DPSC. DPL does not earn a return on these regulatory assets.

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

Deferred Gains on Gas Derivatives: Represents gains associated with hedges of natural gas purchases that will be refunded to customers through the GCR approved by the DPSC.

Other: Represents miscellaneous regulatory liabilities.

Rate Proceedings

As further described in Note (1), “Organization,” on April 29, 2014, PHI entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than pursuing the conclusion of the pending filings indicated below.

DPL

Bill Stabilization Adjustment

DPL has proposed in each of its respective jurisdictions the adoption of a mechanism to decouple retail distribution revenue from the amount of power delivered to retail customers. To date:

•	A BSA has been approved and implemented for DPL electric service in Maryland.

•	A proposed modified fixed variable rate design (MFVRD) for DPL electric and natural gas service in Delaware was filed in 2009 for consideration by the DPSC and while there was little to no activity associated with this filing in 2014, or to date in 2015, the proceeding remains open.

Under a BSA, customer distribution rates are subject to adjustment (through a credit or surcharge mechanism), depending on whether actual distribution revenue per customer exceeds or falls short of the revenue-per-customer amount approved by the applicable public service commission. The MFVRD proposed in Delaware contemplates a fixed customer charge (i.e., not tied to the customer’s volumetric consumption of electricity or natural gas) to recover the utility’s fixed costs, plus a reasonable rate of return.

Delaware

Electric Distribution Base Rates

On March 22, 2013, DPL submitted an application with the DPSC to increase its electric distribution base rates. The application sought approval of an annual rate increase of approximately $42 million (adjusted by DPL to approximately $39 million on September 20, 2013), based on a requested return on equity (ROE) of 10.25%. The requested rate increase sought to recover expenses associated with DPL’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. On August 5, 2014, the DPSC issued a final order in this proceeding providing for an annual increase in DPL’s electric distribution base rates of approximately $15.1 million, based on an ROE of 9.70%. The new rates became effective on May 1, 2014.

On September 4, 2014, DPL filed an appeal with the Delaware Superior Court of the DPSC’s August 5, 2014 order in this proceeding, seeking the court’s review of the DPSC’s decision relating to the recovery of costs associated with one component of employee compensation, certain retirement benefits and recovery of credit facility expenses. The Division of the Public Advocate filed a cross-appeal on September 8, 2014, pertaining to the treatment of prepaid pension expense and other postretirement benefit obligations in base rates. Under the settlement agreement related to the Merger described below in “Merger Approval Proceedings – Delaware,” the parties have agreed to suspend the appeal and to withdraw the appeal with prejudice upon the closing of the Merger.

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

Under the Merger Agreement, DPL is permitted to pursue this matter; however, under the settlement agreement related to the Merger described below in “Merger Approval Proceedings – Delaware,” DPL has agreed to withdraw the FLRP without prejudice to refile it in a subsequent base rate case.

Gas Distribution Base Rates

A settlement approved in October 2013 by the DPSC in a proceeding filed by DPL in December 2012 to increase its natural gas distribution base rates provides in part for a phase-in of the recovery of the deferred costs associated with DPL’s deployment of the interface management unit (IMU). The IMU is part of DPL’s AMI and allows for the remote reading of gas meters. Filing for recovery of such costs will occur in two phases, subject to compliance with specific metrics, with recovery over a 15-year period. For the first phase, 50% of the IMU-related portion of DPL’s AMI costs were put into rates on July 11, 2014. The remainder of these costs will be put into rates in the second phase when the specific metrics allowing for recovery are met.

Gas Cost Rates

DPL makes an annual GCR filing with the DPSC for the purpose of allowing DPL to recover natural gas procurement costs through customer rates. On August 29, 2014, DPL made its 2014 GCR filing in which it proposed a GCR decrease of approximately 7.4%. On September 30, 2014, the DPSC issued an order authorizing DPL to place the new rates into effect on November 1, 2014, subject to refund and pending final DPSC approval.

Under the Merger Agreement, DPL is permitted and intends to continue to file its required annual GCR cases in Delaware.

Federal Energy Regulatory Commission

Transmission Annual Formula Rate Update Challenges

In October 2013, FERC issued a ruling on challenges filed by the Delaware Municipal Electric Corporation, Inc. (DEMEC) to DPL’s 2011 and 2012 annual formula rate updates for transmission service. In 2006, FERC approved a formula rate for DPL that is incorporated into the PJM Interconnection, LLC (PJM) tariff. The formula rate establishes the treatment of costs and revenues and the resulting rates for DPL. Pursuant to the protocols approved by FERC and after a period of discovery, interested parties have an opportunity to file challenges regarding the application of the formula rate. The October 2013 FERC order set various issues in this proceeding for hearing, including challenges regarding formula rate inputs, deferred income items, prepayments of estimated income taxes, rate base reductions, various administrative and general expenses and the inclusion in rate base of construction work in progress related to the MAPP project abandoned by PJM. Settlement discussions began in this matter in November 2013 before an administrative law judge at FERC.

In December 2013, DEMEC filed a formal challenge to the DPL 2013 annual formula rate update for transmission service, including a request to consolidate the 2013 challenge with the two prior challenges. The issues in the challenges for 2011, 2012 and 2013 are similar. On April 8, 2014, FERC issued an order setting the 2013 challenge issues for hearing and on April 15, 2014, those issues were consolidated with

DPL

the 2011 and 2012 challenges. A settlement agreement was filed with FERC on August 25, 2014. On January 9, 2015, FERC issued an order approving the settlement, thereby resolving all of the issues set for hearing in the proceeding. Pursuant to the settlement, DPL will provide a one-time reduction of $225,000 to DPL’s 2015 annual formula rate update and will provide a one-time payment of $258,500 to DEMEC. In addition, the settlement resolves certain ratemaking and accounting treatments prospectively and provides that certain items will not be challenged in the future.

Transmission ROE Challenges

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as DEMEC, filed a joint complaint at FERC against DPL and its affiliates Potomac Electric Power Company (Pepco) and Atlantic City Electric Company (ACE), as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that PHI’s utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for DPL and its utility affiliates is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 is eligible for a 50-basis-point incentive adder for being a member of a regional transmission organization. DPL believes the allegations in this complaint are without merit and is vigorously contesting it. In August 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directed that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) set February 27, 2013 as the refund effective date, should a refund result from this proceeding. After settlement discussions among the parties in this matter reached an impasse, on November 24, 2014, the settlement judge issued an order terminating the settlement discussions. The matter is now before a hearing judge and a procedural schedule will be established for both the February 2013 complaint and a second complaint (discussed below) that has been consolidated with the February 2013 complaint.

On June 19, 2014, FERC issued an order in a proceeding in which DPL was not involved, in which it adopted a new ROE methodology for electric utilities. This new methodology replaces the existing one-step discounted cash flow analysis (which incorporates only short-term growth rates) traditionally used to derive ROE for electric utilities with the two-step discounted cash flow analysis (which incorporates both short-term and long-term measures of growth) used for natural gas and oil pipelines. As a result of the August 2014 FERC order discussed in the preceding paragraph, DPL applied an estimated ROE based on the two-step methodology announced by FERC for the period over which its transmission revenues would be subject to refund as a result of the challenge, and recorded estimated reserves in the second quarter of 2014 related to this matter. To the extent that the final ROE determined by FERC is lower than the ROE used to record the estimated reserves, each ten basis point reduction in the ROE would result in a reduction of DPL’s operating income of $0.5 million.

A second complaint against Pepco, DPL and ACE challenging the base ROE was filed at FERC on December 8, 2014 by the same parties. Employing the new ROE methodology referenced above, the complainants contend that the resulting base ROE should be 8.8%, and request consolidation of this complaint with the February 2013 complaint. Consistent with the prior challenge, DPL applied an estimated ROE based on the two-step methodology described above, and recorded estimated reserves in the fourth quarter of 2014 using a refund effective date of December 8, 2014.

Under the Merger Agreement, DPL is permitted to pursue the conclusion of these FERC matters and intends to continue to do so.

DPL

MPSC New Generation Contract Requirement

In April 2012, the MPSC issued an order that requires Pepco, DPL and BGE (collectively, the Contract EDCs) to negotiate and enter into a contract with the winning bidder of a competitive bidding process to build one new power plant in the range of 650 to 700 megawatts (MWs) beginning in 2015, in amounts proportional to their relative SOS loads. Under the terms of the order, the winning bidder will construct a 661 MW natural gas-fired combined cycle generation plant in Waldorf, Maryland, with an expected commercial operation date of June 1, 2015, and each of the Contract EDCs will recover its costs associated with the contract through surcharges on its respective SOS customers.

In response to a complaint filed by a group of generating companies in the PJM region, on September 30, 2013, the U.S. District Court for the District of Maryland issued a ruling that the MPSC’s April 2012 order violated the Supremacy Clause of the U.S. Constitution by attempting to regulate wholesale prices. In contrast, on October 1, 2013, in response to appeals filed by the Contract EDCs and other parties, the Maryland Circuit Court for Baltimore City upheld the MPSC’s orders requiring the Contract EDCs to enter into the contracts.

On October 24, 2013, the Federal district court issued an order ruling that the contracts are illegal and unenforceable. The Federal district court order and its associated ruling could impact the state circuit court appeal, to which the Contract EDCs are parties, although such impact, if any, cannot be determined at this time. The Contract EDCs, the Maryland Office of People’s Counsel and one generating company have appealed the Maryland Circuit Court’s decision to the Maryland Court of Special Appeals. In addition, in November 2013 both the winning bidder and the MPSC appealed the Federal district court decision to the U.S. Court of Appeals for the Fourth Circuit, which affirmed the lower Federal court ruling. On November 26, 2014, both the winning bidder and the MPSC petitioned the U.S. Supreme Court to consider hearing an appeal of the Fourth Circuit decision.

The Maryland Court of Special Appeals has stayed the appeal of the Baltimore City Circuit Court decision until July 23, 2015.

On June 2, 2014, the winning bidder filed the contracts at FERC requesting that they be accepted pursuant to Section 205 of the Federal Power Act (FPA). On August 5, 2014, FERC issued an order rejecting the filings made by the winning bidder, finding that the contracts cannot be accepted as valid contracts, given the decisions reached in the Federal court proceedings discussed above.

Assuming the contracts, as currently written, were to become effective by the expected commercial operation date of June 1, 2015, DPL continues to believe that it may be required to record its proportional share of the contracts as derivative instruments at fair value and record related regulatory assets of approximately the same amount because DPL would recover any payments under the contracts from SOS customers. DPL has concluded that any accounting for these contracts would not be required until all legal proceedings related to these contracts and the actions of the MPSC in the related proceeding have been resolved.

Under the Merger Agreement, DPL is permitted to pursue the conclusion of this matter and intends to continue to do so.

MAPP Settlement Agreement

In February 2014, FERC issued an order approving the settlement agreement submitted by DPL in connection with DPL’s proceeding seeking recovery of approximately $38 million in abandonment costs related to the MAPP project. DPL had been directed by PJM to construct the MAPP project, a 152-mile high-voltage interstate transmission line, and in August 2012 was directed by PJM to cancel it. The abandonment costs sought for recovery were subsequently reduced to $37 million as a result of write-offs of certain disallowed costs in 2013. Under the terms of the FERC-approved settlement agreement, DPL will receive $36.6 million of transmission revenues over a three-year period, which began on June 1,

DPL

2013, and will retain title to all real property and property rights acquired in connection with the MAPP project, which had an estimated fair value of $6 million. The FERC-approved settlement agreement resolves all issues concerning the recovery of abandonment costs associated with the cancellation of the MAPP project, and the terms of the settlement agreement are not subject to modification through any other FERC proceeding. As of December 31, 2014, DPL had a regulatory asset related to the MAPP abandonment costs of approximately $14 million, net of amortization, and land of $6 million. DPL expects to recognize pre-tax income related to the MAPP abandonment costs of $1 million in 2015.

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

On February 13, 2015, Exelon, DPL, the DPSC staff, the Division of the Public Advocate and certain other parties filed a settlement agreement with the DPSC. The settling parties also requested that the scheduled hearings be suspended. The settlement requests that hearings regarding DPSC approval of the settlement be held in April 2015 and that the decision of the DPSC be issued thereafter in April 2015.

Maryland

On August 19, 2014, Exelon, PHI, Pepco and DPL, and certain of their respective affiliates, filed an application with the MPSC seeking approval of the Merger. Maryland law requires the MPSC to approve a merger subject to its review if it finds that the merger is consistent with the public interest, convenience and necessity, including its benefits to and impact on consumers. In making this determination, the MPSC is required to consider the following 12 criteria: (i) the potential impact of the merger on rates and charges paid by customers and on the services and conditions of operation of the utility; (ii) the potential impact of the merger on continuing investment needs for the maintenance of utility services, plant and related infrastructure; (iii) the proposed capital structure that will result from the merger, including allocation of earnings from the utility; (iv) the potential effects on employment by the utility; (v) the projected allocation between the utility’s shareholders and ratepayers of any savings that are expected; (vi) issues of reliability, quality of service and quality of customer service; (vii) the potential impact of the merger on community investment; (viii) affiliate and cross-subsidization issues; (ix) the use or pledge of utility assets for the benefit of an affiliate; (x) jurisdictional and choice-of-law issues; (xi) whether it is necessary to revise the MPSC’s ring-fencing and affiliate code of conduct regulations in light of the merger; and (xii) any other issues the MPSC considers relevant to the assessment of the merger. The MPSC is required to issue an order within 180 days of the August 19, 2014 filing date. However, the MPSC can grant a 45-day extension for good cause. If no order is issued by the statutory deadline, then the Merger would be deemed to be approved. On September 22, 2014, the MPSC issued an order setting the procedural schedule for this matter. Pursuant to that schedule, evidentiary hearings were held beginning on January 26, 2015, and all briefs are scheduled to be filed in March 2015. The deadline for the MPSC’s decision is April 8, 2015.

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

DPL

Federal Energy Regulatory Commission

On May 30, 2014, Exelon, PHI, Pepco, DPL and ACE, and certain of their respective affiliates, submitted to FERC a Joint Application for Authorization of Disposition of Jurisdictional Assets and Merger under Section 203 of the FPA. Under that section, FERC shall approve a merger if it finds that the proposed transaction will be consistent with the public interest. On November 20, 2014, FERC issued an order approving the Merger.

(8) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

	Original Cost	Accumulated Depreciation	Net Book Value
	(millions of dollars)
At December 31, 2014
Distribution	$1,928	$489	$1,439
Transmission	1,107	248	859
Gas	511	153	358
Construction work in progress	125	—	125
Non-operating and other property	275	131	144

Total	$3,946	$1,021	$2,925

At December 31, 2013
Distribution	$1,788	$492	$1,296
Transmission	982	243	739
Gas	481	142	339
Construction work in progress	158	—	158
Non-operating and other property	264	139	125

Total	$3,673	$1,016	$2,657

The non-operating and other property amounts include balances for general plant, plant held for future use, intangible plant and non-utility property. Utility plant is generally subject to a first mortgage lien.

(9) PENSION AND OTHER POSTRETIREMENT BENEFITS

DPL accounts for its participation in PHI’s single-employer plans, the PHI Retirement Plan and its other postretirement benefits plan, the Pepco Holdings, Inc. Welfare Plan for Retirees (the PHI OPEB Plan), as participation in multiemployer plans. For 2014, 2013 and 2012, DPL was responsible for $7 million, $18 million and $23 million, respectively, of the pension and other postretirement net periodic benefit cost incurred by PHI. DPL made a discretionary tax-deductible contribution to the PHI Retirement Plan of zero, $10 million and $85 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, DPL made contributions of zero, $3 million and $7 million, respectively, to the PHI OPEB Plan for the years ended December 31, 2014, 2013 and 2012. At December 31, 2014 and 2013, DPL’s Prepaid pension expense of $220 million and $228 million, respectively, and Other postretirement benefit obligations of $21 million and $23 million, respectively, effectively represent assets and benefit obligations resulting from DPL’s participation in the PHI benefit plans.

DPL

Other Postretirement Benefit Plan Amendments

During 2013, PHI approved two amendments to its other postretirement benefits plan. These amendments impacted the retiree medical plan and the retiree life insurance benefits, and became effective on January 1, 2014. As a result of the amendments, which were cumulatively significant, PHI remeasured its projected benefit obligation for other postretirement benefits as of July 1, 2013. The remeasurement resulted in a $4 million reduction in DPL’s net periodic benefit cost for other postretirement benefits in 2014, when compared to 2013.

(10) DEBT

Long-Term Debt

The components of long-term debt are shown in the table below:

Type of Debt	Interest Rate	Maturity	2014	2013
			(millions of dollars)
First Mortgage Bonds
	5.22%(a)	2016	$100	$100
	3.50%	2023	500	300
	4.00%	2042	250	250

			850	650

Unsecured Tax-Exempt Bonds
	5.40%	2031	78	78

			78	78

Medium-Term Notes (unsecured)
	7.56%-7.58%	2017	14	14
	6.81%	2018	4	4
	7.61%	2019	12	12
	7.72%	2027	10	10

			40	40

Notes (unsecured)
	5.00%	2014	—	100
	5.00%	2015	100	100

			100	200

Total long-term debt			1,068	968
Net unamortized premium (discount)			3	(1)
Current portion of long-term debt			(100)	(100)

Total net long-term debt			$971	$867

(a)	Represents a series of Collateral First Mortgage Bonds securing a series of debt securities issued by DPL.

The outstanding first mortgage bonds issued by DPL are issued under a Mortgage and Deed of Trust and are secured by a first lien on substantially all of DPL’s property, plant and equipment, except for certain property excluded from the lien of the mortgage.

Maturities of DPL’s long-term debt outstanding at December 31, 2014 are $100 million in each of the years 2015 and 2016, $14 million in 2017, $4 million in 2018, $12 million in 2019 and $838 million thereafter.

DPL’s long-term debt is subject to certain covenants. As of December 31, 2014, DPL is in compliance with all such covenants.

DPL

The table above does not separately identify $100 million in aggregate principal amount of debt securities issued by DPL. These debt securities are secured by a like amount of first mortgage bonds (Collateral First Mortgage Bonds) of DPL. The principal terms of each such series of debt securities are identical to the same terms of the corresponding series of Collateral First Mortgage Bonds. Payments of principal and interest made on a series of such debt securities, satisfy the corresponding obligations on the related series of Collateral First Mortgage Bonds. For these reasons, each such series of Collateral First Mortgage Bonds and the corresponding debt securities together effectively represent a single financial obligation and are not identified in the table above separately.

Bond Issuance

During 2014, DPL issued $200 million of its 3.50% first mortgage bonds due November 15, 2023. Net proceeds from the issuance of the bonds, which included a premium of $4 million, were used to repay DPL’s outstanding commercial paper and for general corporate purposes.

Note Retirement

During 2014, DPL retired, at maturity, $100 million of its 5.00% unsecured notes.

Short-Term Debt

DPL has traditionally used a number of sources to fulfill short-term funding needs, such as commercial paper, short-term notes, and bank lines of credit. Proceeds from short-term borrowings are used primarily to meet working capital needs, but may also be used to temporarily fund long-term capital requirements. The components of DPL’s short-term debt at December 31, 2014 and 2013 are as follows:

	2014	2013
	(millions of dollars)
Commercial paper	$106	$147
Variable rate demand bonds	105	105

Total	$211	$252

Commercial Paper

DPL maintains an ongoing commercial paper program to address its short-term liquidity needs. As of December 31, 2014, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

DPL had $106 million and $147 million of commercial paper outstanding at December 31, 2014 and 2013, respectively. The weighted average interest rates for commercial paper issued by DPL during 2014 and 2013 were 0.26% and 0.29%, respectively. The weighted average maturity of all commercial paper issued by DPL during 2014 and 2013 was five days and three days, respectively.

Variable Rate Demand Bonds

Variable Rate Demand Bonds (VRDBs) are subject to repayment on the demand of the holders and, for this reason, are accounted for as short-term debt in accordance with GAAP. However, bonds submitted for purchase are remarketed by a remarketing agent on a best efforts basis. DPL expects that any bonds submitted for purchase will continue to be remarketed successfully due to the creditworthiness of the company and because the remarketing agent resets the interest rate to the then-current market rate. The bonds may be converted to a fixed rate, fixed term option to establish a maturity which corresponds to the date of final maturity of the bonds. On this basis, DPL views VRDBs as a source of long-term financing. The VRDBs outstanding in 2014 mature as follows: 2017 ($26 million), 2024 ($33 million), 2028 ($16 million), and 2029 ($30 million). The weighted average interest rate for VRDBs was 0.19% during 2014 and 0.26% during 2013. As of December 31, 2014, $105 million in VRDBs issued on behalf of DPL were outstanding (of which $72 million were secured by Collateral First Mortgage Bonds issued by DPL).

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

The interest rate payable by each company on utilized funds is, at the borrowing company’s election, (i) the greater of the prevailing prime rate, the federal funds effective rate plus 0.5% and the one-month London Interbank Offered Rate plus 1.0%, or (ii) the prevailing Eurodollar rate, plus a margin that varies according to the credit rating of the borrower.

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of December 31, 2014.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of December 31, 2014 and 2013, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $413 million and $332 million, respectively. DPL’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by Pepco and ACE and the portion of the total capacity being used by PHI.

DPL

Credit Facility Amendment

During 2014, PHI, Pepco, DPL and ACE entered into an amendment of and consent with respect to the credit agreement (the Consent). PHI was required to obtain the consent of certain of the lenders under the credit facility in order to permit the consummation of the Merger. Pursuant to the Consent, certain of the lenders consented to the consummation of the Merger and the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. In addition, the Consent amends the definition of “Change in Control” in the credit agreement to mean, following consummation of the Merger, an event or series of events by which Exelon no longer owns, directly or indirectly, 100% of the outstanding shares of voting stock of Pepco Holdings.

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

The provision for income taxes, reconciliation of income tax expense, and components of deferred income tax liabilities (assets) are shown below.

Provision for Income Taxes

	For the Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Current Tax (Benefit) Expense
Federal	$(45)	$(8)	$(9)
State and local	—	—	(1)

Total Current Tax Benefit	(45)	(8)	(10)

Deferred Tax Expense (Benefit)
Federal	99	53	44
State and local	12	12	11
Investment tax credit amortization	(1)	(1)	(1)

Total Deferred Tax Expense	110	64	54

Total Income Tax Expense	$65	$56	$44

Reconciliation of Income Tax Expense

	For the Year Ended December 31,
	2014		2013		2012
	(millions of dollars)
Income tax at Federal statutory rate	$59	35.0%	$51	35.0%	$41	35.0%
Increases (decreases) resulting from:
State income taxes, net of federal effect	9	5.3%	8	5.5%	6	5.1%
Other, net	(3)	(1.8)%	(3)	(1.9)%	(3)	(2.5)%

Income Tax Expense	$65	38.5%	$56	38.6%	$44	37.6%

DPL

On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which DPL is not a party) that disallowed tax benefits associated with Consolidated Edison’s cross-border lease transaction. As a result of the court’s ruling in this case, PHI determined in the first quarter of 2013 that it could no longer support its current assessment with respect to the likely outcome of tax positions associated with its cross-border energy lease investments held by its wholly owned subsidiary Potomac Capital Investment Corporation, and PHI recorded an after-tax charge of $377 million in the first quarter of 2013. Included in the $377 million charge was an after-tax interest charge of $54 million and this amount was allocated to each member of PHI’s consolidated group as if each member was a separate taxpayer, resulting in DPL recording a $1 million (after-tax) interest benefit in the first quarter of 2013, which is included above in Other, net.

Components of Deferred Income Tax Liabilities (Assets)

	As of December 31,
	2014	2013
	(millions of dollars)
Deferred Tax Liabilities (Assets)
Depreciation and other basis differences related to plant and equipment	$797	$712
Deferred taxes on amounts to be collected through future rates	19	16
Federal and state net operating losses	(115)	(125)
Pension and other postretirement benefits	80	80
Electric restructuring liabilities	(4)	(5)
Other	101	80

Total Deferred Tax Liabilities, net	878	758
Deferred tax assets included in Current Assets	16	59
Deferred tax liabilities included in Other Current Liabilities	(1)	(1)

Total Deferred Tax Liabilities, net non-current	$893	$816

The net deferred tax liability represents the tax effect, at presently enacted tax rates, of temporary differences between the financial statement basis and tax basis of assets and liabilities. The portion of the net deferred tax liability applicable to DPL’s operations, which has not been reflected in current service rates, represents income taxes recoverable through future rates, net, and is recorded as a regulatory asset on the balance sheet. No valuation allowance for deferred tax assets was required or recorded at December 31, 2014 and 2013. Federal and state net operating losses generally expire over 20 years from 2029 to 2034.

The Tax Reform Act of 1986 repealed the investment tax credit for property placed in service after December 31, 1985, except for certain transition property. Investment tax credits previously earned on DPL’s property continue to be amortized to income over the useful lives of the related property.

DPL

Reconciliation of Beginning and Ending Balances of Unrecognized Tax Benefits

	2014	2013	2012
	(millions of dollars)
Balance as of January 1	$9	$9	$35
Tax positions related to current year:
Additions	1	—	—
Reductions	—	—	—
Tax positions related to prior years:
Additions	13	—	—
Reductions	(1)	—	(26	)(a)
Settlements	—	—	—

Balance as of December 31	$22	$9	$9

(a)	These reductions of unrecognized tax benefits in 2012 primarily relate to a resolution reached with the Internal Revenue Service (IRS) for determining deductible mixed service costs for additions to property, plant and equipment.

Unrecognized Benefits That, If Recognized, Would Affect the Effective Tax Rate

Unrecognized tax benefits are related to tax positions that have been taken or are expected to be taken in tax returns that are not recognized in the financial statements because management has either measured the tax benefit at an amount less than the benefit claimed, or expected to be claimed, or has concluded that it is not more likely than not that the tax position will be ultimately sustained. For the majority of these tax positions, the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. At December 31, 2014, DPL had $1 million of unrecognized tax benefits that, if recognized, would lower the effective tax rate.

Interest and Penalties

DPL recognizes interest and penalties relating to its uncertain tax positions as an element of income tax expense. For each of the years ended December 31, 2014, 2013 and 2012, DPL recognized less than $1 million of pre-tax interest income as a component of income tax expense. As of December 31, 2014, 2013 and 2012, DPL had accrued interest receivable of $2 million, $2 million and $1 million, respectively, related to effectively settled and uncertain tax positions.

Possible Changes to Unrecognized Tax Benefits

It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of DPL’s uncertain tax positions will significantly increase or decrease within the next 12 months. PHI and its subsidiaries have entered into discussions with the IRS with the intention of seeking a settlement of all tax issues of DPL for open tax years 2001 through 2011. PHI currently believes that it is possible that a settlement with the IRS may be reached in 2015, which could significantly impact the balances of unrecognized tax benefits and the related interest accruals of DPL. At this time, it is estimated that there will be a $14 million to $18 million decrease in unrecognized tax benefits within the next 12 months.

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

Other Taxes

Taxes other than income taxes for each year are shown below. These amounts are recoverable through rates.

	2014	2013	2012
	(millions of dollars)
Gross Receipts/Delivery	$16	$15	$14
Property	24	24	21
Environmental, Use and Other	2	1	1

Total	$42	$40	$36

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

DPL

The tables below identify the balance sheet location and fair values of derivative instruments as of December 31, 2014 and 2013:

	As of December 31, 2014
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative liabilities (current liabilities)	$—	$(4)	$(4)	$4	$—

	As of December 31, 2013
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative assets (current assets)	$—	$1	$1	$(1)	$—

All derivative assets and liabilities available to be offset under master netting arrangements were netted as of December 31, 2014 and 2013. The amount of cash collateral that was offset against these derivative positions is as follows:

	December 31, 2014	December 31, 2013
	(millions of dollars)
Cash collateral pledged to counterparities with the right reclaim (a)	$4	$—
Cash collateral received from counterparties with the obligation to return	$—	$(1)

(a)	Includes cash deposits on commodity brokerage accounts.

As of December 31, 2014 and 2013, all DPL cash collateral pledged related to derivative instruments accounted for at fair value was entitled to be offset under master netting agreements.

Other Derivative Activity

DPL has certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the balance sheets with the gain or loss for changes in the fair value recorded in income. In addition, in accordance with FASB guidance on regulated operations, regulatory liabilities or regulatory assets of the same amount are recorded on the balance sheets and the recognition of the derivative gain or loss is deferred because of the DPSC-approved fuel adjustment clause. The following table shows the net unrealized and net realized derivative gains and losses arising during the period associated with these derivatives that were recognized in the statements of income (through Purchased energy and Gas purchased expense) and that were also deferred as Regulatory liabilities and Regulatory assets, respectively, for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Net unrealized (loss) gain arising during the period	$(3)	$1	$(3)
Net realized gain (loss) recognized during the period	2	(4)	(16)

DPL

As of December 31, 2014 and 2013, DPL had the following net outstanding natural gas commodity forward contracts that did not qualify for hedge accounting:

	December 31, 2014		December 31, 2013
Commodity	Quantity	Net Position	Quantity	Net Position
Natural Gas (One Million British Thermal Units (MMBtu))	3,892,500	Long	3,977,500	Long

(13) FAIR VALUE DISCLOSURES

Financial Instruments Measured at Fair Value on a Recurring Basis

DPL applies FASB guidance on fair value measurement (ASC 820) that established a framework for measuring fair value and expanded disclosures about fair value measurements. As defined in the guidance, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). DPL utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. Accordingly, DPL utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3).

DPL

The following tables set forth, by level within the fair value hierarchy, DPL’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. DPL’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Restricted cash equivalents
Treasury funds	$5	$5	$—	$—
Executive deferred compensation plan assets
Money market funds	1	1	—	—
Life insurance contracts	1	—	—	1

Total	$7	$6	$—	$1

LIABILITIES
Derivative instruments (b)
Natural gas (c)	$4	$4	$—	$—
Executive deferred compensation plan assets
Life insurance contracts	1	—	1	—

Total	$5	$4	$1	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2014.
(b)	The fair value of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas swaps purchased by DPL as part of a natural gas hedging program approved by the DPSC.

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Derivative instruments (b)
Natural gas (c)	$1	$1	$—	$—
Executive deferred compensation plan assets
Money market funds	1	1	—	—
Life insurance contracts	1	—	—	1

Total	$3	$2	$—	$1

LIABILITIES
Executive deferred compensation plan assets
Life insurance contracts	$1	$—	$1	$—

Total	$1	$—	$1	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2013.
(b)	The fair value of derivative assets reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas swaps purchased by DPL as part of a natural gas hedging program approved by the DPSC.

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

Reconciliations of the beginning and ending balances of DPL’s fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013 are shown below:

	Year Ended December 31, 2014	Year Ended December 31, 2013
	Life Insurance Contracts	Natural Gas	Life Insurance Contracts
(millions of dollars)
Balance as of January 1	$1	$(4)	$1
Total gains (losses) (realized and unrealized):
Included in income	—	—	—
Included in accumulated other comprehensive loss	—	—	—
Included in regulatory liabilities	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	4	—
Transfers in (out) of Level 3	—	—	—

Balance as of December 31	$1	$—	$1

DPL

Other Financial Instruments

The estimated fair values of DPL’s Long-term debt instruments that are measured at amortized cost in DPL’s financial statements and the associated level of the estimates within the fair value hierarchy as of December 31, 2014 and 2013 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. DPL’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$1,123	$—	$1,016	$107

(a)	The carrying amount for Long-term debt was $1,071 million as of December 31, 2014.

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$960	$—	$850	$110

(a)	The carrying amount for Long-term debt was $967 million as of December 31, 2013.

The carrying amounts of all other financial instruments in the accompanying financial statements approximate fair value.

DPL

(14) COMMITMENTS AND CONTINGENCIES

General Litigation

From time to time, DPL is named as a defendant in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. DPL is self-insured against such claims up to a certain self-insured retention amount and maintains insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, DPL’s contracts with its vendors generally require the vendors to name DPL as an additional insured for the amount at least equal to DPL’s self-insured retention. Further, DPL’s contracts with its vendors require the vendors to indemnify DPL for various acts and activities that may give rise to claims against DPL. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on DPL’s financial condition, results of operations or cash flows. At December 31, 2014, DPL had recorded estimated loss contingency liabilities for general litigation totaling approximately $2 million.

Environmental Matters

DPL is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from DPL’s customers, environmental clean-up costs incurred by DPL generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of DPL described below at December 31, 2014 are summarized as follows:

	Transmission and Distribution	Legacy Generation - Regulated	Total
	(millions of dollars)
Balance as of January 1	$1	$2	$3
Accruals	—	—	—
Payments	—	—	—

Balance as of December 31	1	2	3
Less amounts in Other Current Liabilities	1	1	2

Amounts in Other Deferred Credits	$—	$1	$1

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

DPL

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

Virginia Department of Environmental Quality Notice of Violation

On February 2, 2015, the Virginia Department of Environmental Quality (VDEQ) issued a notice of violation (NOV) to DPL in connection with alleged violations of state water control laws and regulations associated with recent construction activities undertaken to replace certain transmission facilities. The NOV informs DPL of information on which VDEQ may rely to institute an administrative or judicial enforcement action, requests a meeting, and states that DPL may be asked to enter into a consent order to formalize a plan and schedule of corrective action and settle any outstanding issues regarding the matter including the assessment of civil charges. Whether any such charges will be assessed is not known or estimable at this time. DPL does not believe that the remediation costs to resolve this matter will have a material adverse effect on its financial condition, results of operations or cash flows.

Contractual Obligations

Power Purchase Contracts

As of December 31, 2014, DPL’s contractual obligations under non-derivative power purchase contracts were $64 million in 2015, $129 million in 2016 to 2017, $128 million in 2018 to 2019 and $291 million thereafter.

Lease Commitments

DPL leases an 11.9% interest in the Merrill Creek Reservoir. The lease is an operating lease and payments over the remaining lease term, which ends in 2032, are $79 million in the aggregate. DPL also has long-term leases for certain other facilities and equipment. Total future minimum operating lease payments for DPL, including the Merrill Creek Reservoir lease, as of December 31, 2014, are $13 million in 2015, $12 million in 2016, $11 million in 2017, $14 million in 2018, $5 million in 2019 and $114 million thereafter.

Rental expense for operating leases, including the Merrill Creek Reservoir lease, was $14 million, $13 million and $12 million for the years ended December 31, 2014, 2013 and 2012, respectively.

DPL

(15) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including DPL. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to DPL for the years ended December 31, 2014, 2013 and 2012 were $163 million, $154 million and $153 million, respectively.

In addition to the PHI Service Company charges described above, DPL’s financial statements include the following related party transactions in its statements of income:

	For the Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Intercompany lease transactions (a)	$5	$4	$4

(a)	Included in Electric revenue.

As of December 31, 2014 and 2013, DPL had the following balances on its balance sheets due to related parties:

	2014	2013
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(18)	$(22)
Other	1	—

Total	$(17)	$(22)

(a)	Included in Accounts payable due to associated companies.

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The quarterly data presented below reflect all adjustments necessary, in the opinion of management, for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations and differences between summer and winter rates. Therefore, comparisons by quarter within a year are not meaningful.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(millions of dollars)
Total Operating Revenue	$397	$279	$309	$308	$1,293
Total Operating Expenses	326	239	264	257	1,086
Operating Income	71	40	45	51	207
Other Expenses	(9)	(8)	(9)	(12)	(38)
Income Before Income Tax Expense	62	32	36	39	169
Income Tax Expense	25	13	13	14	65
Net Income	$37	$19	$23	$25	$104

DPL

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(millions of dollars)
Total Operating Revenue	$370	$266	$296	$312	$1,244
Total Operating Expenses	317	235	249	258	1,059
Operating Income	53	31	47	54	185
Other Expenses	(11)	(10)	(10)	(9)	(40)
Income Before Income Tax Expense	42	21	37	45	145
Income Tax Expense	16	9	14	17	56
Net Income	$26	$12	$23	$28	$89

(17) VARIABLE INTEREST ENTITIES

DPL is required to consolidate a VIE in accordance with FASB ASC 810 if DPL is the primary beneficiary of the VIE. The primary beneficiary of a VIE is typically the entity with both the power to direct activities most significantly impacting economic performance of the VIE and the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. DPL performed a qualitative analysis to determine whether a variable interest provided a controlling financial interest in any of the VIE’s in which DPL has an interest at December 31, 2014, as described below.

DPL is subject to Renewable Energy Portfolio Standards (RPS) in the state of Delaware that require it to obtain renewable energy credits (RECs) for energy delivered to its customers. DPL’s costs associated with obtaining RECs to fulfill its RPS obligations are recoverable from its customers by law. As of December 31, 2014, DPL is a party to three land-based wind PPAs in the aggregate amount of 128 MWs, one solar PPA with a 10 MW facility, and a PPA with the Delaware Sustainable Energy Utility (DSEU) to purchase solar renewable energy credits (SRECs). Each of the facilities associated with these PPAs is operational, and DPL is obligated to purchase energy and RECs in amounts generated and delivered by the wind facilities and SRECs from the solar facility and DSEU, up to certain amounts (as set forth below) at rates that are primarily fixed under the respective agreements. DPL has concluded that while VIEs exist under these contracts, consolidation is not required under the FASB guidance on the consolidation of VIEs as DPL is not the primary beneficiary. DPL has not provided financial or other support under these arrangements that it was not previously contractually required to provide during the periods presented, nor does DPL have any intention to provide such additional support.

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

Wind PPAs

DPL is obligated to purchase energy and RECs from one of the wind facilities through 2024 in amounts not to exceed 50 MWs, from the second wind facility through 2031 in amounts not to exceed 40 MWs, and from the third wind facility through 2031 in amounts not to exceed 38 MWs. DPL’s aggregate purchases under the three wind PPAs totaled $31million, $30 million and $27 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Solar PPAs

The term of the PPA with the solar facility is through 2030 and DPL is obligated to purchase SRECs in an amount up to 70 percent of the energy output at a fixed price. The DSEU may enter into 20-year contracts with solar facilities to purchase SRECs for resale to DPL. Under the DSEU PPA, DPL is obligated to purchase SRECs in amounts not to exceed 19 MWs at annually determined auction rates. DPL’s purchases under these solar PPAs totaled $6 million, $3 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

DPL

Fuel Cell Facilities

On October 18, 2011, the DPSC approved a tariff submitted by DPL in accordance with the requirements of the RPS specific to fuel cell facilities totaling 30 MWs to be constructed by a qualified fuel cell provider. The tariff and the RPS establish that DPL acts solely as an agent to collect payments in advance from its distribution customers and remit them to the qualified fuel cell provider for each MW hour of energy produced by the fuel cell facilities through 2033. The RPS provides for a reduction in DPL’s REC requirements based upon the actual energy output of the facilities. At December 31, 2014 and 2013, 30 MWs and 15 MWs of capacity were available from fuel cell facilities placed in service under the tariff, respectively. DPL billed $36 million, $23 million and $4 million to distribution customers for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Management of ACE assessed ACE’s internal control over financial reporting as of December 31, 2014 based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the management of ACE concluded that ACE’s internal control over financial reporting was effective as of December 31, 2014.

ACE

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of

Atlantic City Electric Company

In our opinion, the consolidated financial statements of Atlantic City Electric Company (a wholly owned subsidiary of Pepco Holdings, Inc.) listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Atlantic City Electric Company and its subsidiary at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Atlantic City Electric Company listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Washington, D.C.

February 26, 2015

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

For the Year Ended December 31,	2014	2013	2012
	(millions of dollars)
Operating Revenue	$1,213	$1,202	$1,198

Operating Expenses
Purchased energy	653	660	703
Other operation and maintenance	246	230	239
Depreciation and amortization	157	136	124
Other taxes	2	14	18
Deferred electric service costs	20	26	(5)

Total Operating Expenses	1,078	1,066	1,079

Operating Income	135	136	119

Other Income (Expenses)
Interest expense	(63)	(68)	(70)
Other income	1	1	4

Total Other Expenses	(62)	(67)	(66)

Income Before Income Tax Expense	73	69	53
Income Tax Expense	28	19	18

Net Income	$45	$50	$35

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2014	December 31, 2013
	(millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$2	$3
Restricted cash equivalents	10	10
Accounts receivable, less allowance for uncollectible accounts of $9 million and $10 million, respectively	167	186
Inventories	23	28
Income taxes and related accrued interest receivable	151	147
Prepaid expenses and other	13	16

Total Current Assets	366	390

OTHER ASSETS
Regulatory assets	427	569
Prepaid pension expense	96	106
Income taxes and related accrued interest receivable	34	34
Restricted cash equivalents	14	14
Other	12	12

Total Other Assets	583	735

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,073	2,901
Accumulated depreciation	(760)	(751)

Net Property, Plant and Equipment	2,313	2,150

TOTAL ASSETS	$3,262	$3,275

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY	December 31, 2014	December 31, 2013
	(millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$127	$138
Current portion of long-term debt	59	148
Accounts payable	20	21
Accrued liabilities	103	105
Accounts payable due to associated companies	15	15
Taxes accrued	1	12
Interest accrued	13	13
Customer deposits	21	22
Other	22	23

Total Current Liabilities	381	497

DEFERRED CREDITS
Regulatory liabilities	14	57
Deferred income tax liabilities, net	865	833
Investment tax credits	5	5
Other postretirement benefit obligations	36	35
Other	16	14

Total Deferred Credits	936	944

OTHER LONG-TERM LIABILITIES
Long-term debt	888	753
Transition bonds issued by ACE Funding	171	214

Total Other Long-Term Liabilities	1,059	967

COMMITMENTS AND CONTINGENCIES (NOTE 13)
EQUITY
Common stock, $3.00 par value, 25,000,000 shares authorized, 8,546,017 shares outstanding	26	26
Premium on stock and other capital contributions	651	651
Retained earnings	209	190

Total Equity	886	867

TOTAL LIABILITIES AND EQUITY	$3,262	$3,275

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,	2014	2013	2012
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$45	$50	$35
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	157	136	124
Deferred income taxes	37	53	62
Investment tax credit amortization	—	(1)	(1)
Changes in:
Accounts receivable	18	7	(7)
Inventories	5	2	(5)
Regulatory assets and liabilities, net	13	19	(33)
Accounts payable and accrued liabilities	(13)	(1)	15
Pension contributions	—	(30)	(30)
Income tax-related prepayments, receivables and payables	(16)	(6)	(43)
Other assets and liabilities	13	12	19

Net Cash From Operating Activities	259	241	136

INVESTING ACTIVITIES
Investment in property, plant and equipment	(225)	(261)	(256)
Department of Energy capital reimbursement awards received	1	2	2
Net other investing activities	—	3	(1)

Net Cash Used By Investing Activities	(224)	(256)	(255)

FINANCING ACTIVITIES
Dividends paid to Parent	(26)	(60)	(35)
Capital contributions from Parent	—	75	—
Issuances of long-term debt	150	100	—
Reacquisitions of long-term debt	(48)	(108)	(41)
(Repayments) issuances of short-term debt, net	(11)	6	110
Repayment of term loan	(100)	—	—
Net other financing activities	(1)	(1)	—

Net Cash (Used By) From Financing Activities	(36)	12	34

Net Decrease In Cash and Cash Equivalents	(1)	(3)	(85)
Cash and Cash Equivalents at Beginning of Year	3	6	91

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2	$3	$6

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $1 million, less than $1 million and $2 million, respectively)	$61	$67	$68
Cash (received) paid for income taxes (includes payments to (from) PHI for Federal income taxes)	(3)	(21)	1

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(millions of dollars, except shares)	Common Stock		Premium on Stock	Retained Earnings	Total
	Shares	Par Value
Balance as of December 31, 2011	8,546,017	$26	$576	$200	$802
Net Income	—	—	—	35	35
Dividends on common stock	—	—	—	(35)	(35)

Balance as of December 31, 2012	8,546,017	26	576	200	802
Net Income	—	—	—	50	50
Dividends on common stock	—	—	—	(60)	(60)
Capital contribution from Parent	—	—	75	—	75

Balance as of December 31, 2013	8,546,017	26	651	190	867
Net Income	—	—	—	45	45
Dividends on common stock	—	—	—	(26)	(26)

Balance as of December 31, 2014	8,546,017	$26	$651	$209	$886

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

PHI entered into an Agreement and Plan of Merger, dated April 29, 2014, as amended and restated on July 18, 2014 (the Merger Agreement), with Exelon Corporation, a Pennsylvania corporation (Exelon), and Purple Acquisition Corp., a Delaware corporation and an indirect, wholly owned subsidiary of Exelon (Merger Sub), providing for the merger of Merger Sub with and into PHI (the Merger), with PHI surviving the Merger as an indirect, wholly owned subsidiary of Exelon. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of PHI (other than (i) shares owned by Exelon, Merger Sub or any other direct or indirect wholly owned subsidiary of Exelon and shares owned by PHI or any direct or indirect wholly owned subsidiary of PHI, and in each case not held on behalf of third parties (but not including shares held by PHI in any rabbi trust or similar arrangement in respect of any compensation plan or arrangement) and (ii) shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law), will be canceled and converted into the right to receive $27.25 in cash, without interest.

In connection with entering into the Merger Agreement, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014 and January 26, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for a purchase price of $18 million. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of common stock of PHI; (ii) the receipt of regulatory approvals required to consummate the Merger, including approvals from the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Delaware Public Service Commission (DPSC), the District of Columbia Public Service Commission, the Maryland Public Service Commission, the New Jersey Board of Public Utilities (NJBPU) and the Virginia State Corporation Commission (VSCC); (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act); and (iv) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (b) each party’s compliance with its obligations and covenants contained in the Merger Agreement (including covenants that may limit, restrict or prohibit PHI and its subsidiaries from taking specified actions during the period

ACE

between the date of the Merger Agreement and the closing of the Merger or the termination of the Merger Agreement). In addition, the obligations of Exelon and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing terms, conditions, obligations or commitments, individually or in the aggregate, that constitute a burdensome condition (as defined in the Merger Agreement). For additional discussion, see Note (6), “Regulatory Matters – Merger Approval Proceedings.”

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. On December 22, 2014, the applicable waiting period under the HSR Act expired, and the HSR Act no longer precludes completion of the Merger. Although the Department of Justice (DOJ) allowed the waiting period under the HSR Act to expire without taking any action with respect to the Merger, the DOJ has not advised PHI that it has concluded its investigation. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015. On February 13, 2015, Pepco Holdings, Delmarva Power & Light Company (DPL), Exelon, certain of Exelon’s affiliates, the Staff of the DPSC and certain other parties, filed a settlement agreement with the DPSC with respect to the Merger. This settlement agreement is subject to approval by the DPSC.

The Merger Agreement may be terminated by each of PHI and Exelon under certain circumstances, including if the Merger is not consummated by July 29, 2015 (subject to extension by PHI or Exelon to October 29, 2015, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for both PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals with respect to the Merger or the breach by Exelon of its obligations in respect of obtaining such regulatory approvals (a Regulatory Termination), Exelon will pay PHI a reverse termination fee equal to the purchase price paid up to the date of termination by Exelon to purchase the Preferred Stock, through PHI’s redemption of the Preferred Stock for nominal consideration. If the Merger Agreement is terminated, other than for a Regulatory Termination, PHI will be required to redeem the Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

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

Revenue Recognition

ACE recognizes revenue upon distribution of electricity to its customers, including unbilled revenue for electricity delivered but not yet billed. ACE’s unbilled revenue was $32 million and $36 million as of December 31, 2014 and 2013, respectively, and these amounts are included in Accounts receivable. ACE calculates unbilled revenue using an output-based methodology. This methodology is based on the supply of electricity intended for distribution to customers. The unbilled revenue process requires management to make assumptions and judgments about input factors such as customer sales mix, temperature, and estimated line losses (estimates of electricity expected to be lost in the process of its transmission and distribution to customers). The assumptions and judgments are inherently uncertain and susceptible to change from period to period, and if the actual results differ from the projected results, the impact could be material.

Taxes related to the consumption of electricity by its customers are a component of ACE’s tariffs and, as such, are billed to customers and recorded in Operating revenue. Accruals for the remittance of these taxes by ACE are recorded in Other taxes.

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in ACE’s gross revenues were $1 million, $11 million and $15 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

ACE

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

Consolidation of Variable Interest Entities

ACE assesses its contractual arrangements with variable interest entities (VIEs) to determine whether it is the primary beneficiary and thereby has to consolidate the entities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810. The guidance addresses conditions under which an entity should be consolidated based upon variable interests rather than voting interests. See Note (16), “Variable Interest Entities,” for additional information.

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

ACE maintains an allowance for uncollectible accounts and changes in the allowance are recorded as an adjustment to Other operation and maintenance expense in the consolidated statements of income. ACE determines the amount of the allowance based on specific identification of material amounts at risk by customer and maintains a reserve based on its historical collection experience. The adequacy of this allowance is assessed on a quarterly basis by evaluating all known factors such as the aging of the receivables, historical collection experience, the economic and competitive environment and changes in the creditworthiness of its customers. Accounts receivable are written off in the period in which the receivable is deemed uncollectible and collection efforts have been exhausted. Recoveries of Accounts receivable previously written off are recorded when received. Although ACE believes its allowance is adequate, it cannot anticipate with any certainty the changes in the financial condition of its customers. As a result, ACE records adjustments to the allowance for uncollectible accounts in the period in which the new information that requires an adjustment to the reserve becomes known.

ACE

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

Regulatory Assets and Regulatory Liabilities

Certain aspects of ACE’s business are subject to regulation by the NJBPU. The transmission of electricity by ACE is regulated by FERC.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at original cost, including labor, materials, asset retirement costs and other direct and indirect costs, including capitalized interest. The carrying value of Property, plant and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of those assets may not be recoverable. Upon retirement, the cost of regulated property, net of salvage, is charged to accumulated depreciation.

The annual provision for depreciation on electric property, plant and equipment is computed on a straight-line basis using composite rates by classes of depreciable property. Non-operating and other property is generally depreciated on a straight-line basis over the useful lives of the assets. The system-wide composite annual depreciation rates for the years ended December 31, 2014, 2013 and 2012 for ACE’s property were approximately 2.6%, 2.8% and 3.0%, respectively.

Capitalized Interest and Allowance for Funds Used During Construction

In accordance with FASB guidance on regulated operations (ASC 980), utilities may capitalize the capital costs of financing the construction of plant and equipment as allowance for funds used during construction (AFUDC). This results in the debt portion of AFUDC being recorded as a reduction of Interest expense and the equity portion of AFUDC being recorded as an increase to Other income in the accompanying consolidated statements of income.

ACE recorded AFUDC for borrowed funds of $1 million for the year ended December 31, 2014, less than $1 million for the year ended December 31, 2013 and $2 million for the year ended December 31, 2012.

ACE recorded amounts for the equity component of AFUDC of $1 million for the year ended December 31, 2014, less than $1 million for the year ended December 31, 2013 and $3 million for the year ended December 31, 2012.

ACE

Leasing Activities

ACE’s lease transactions include plant, office space, equipment, software, vehicles and elements of power purchase agreements (PPAs). In accordance with FASB guidance on leases (ASC 840), these leases are classified as operating leases.

Operating Leases

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

Arrangements Containing a Lease

PPAs are deemed to contain a lease if the arrangement conveys the right to control the use of property, plant or equipment. If so, ACE determines the appropriate lease accounting classification.

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

Pension and Postretirement Benefit Plans

Pepco Holdings sponsors a non-contributory, defined benefit pension plan that covers substantially all employees of ACE and certain employees of other Pepco Holdings subsidiaries (the PHI Retirement Plan). Pepco Holdings also provides supplemental retirement benefits to certain eligible executives and key employees through nonqualified retirement plans and provides certain postretirement health care and life insurance benefits for eligible retired employees.

The PHI Retirement Plan is accounted for in accordance with FASB guidance on retirement benefits (ASC 715).

Dividend Restrictions

All of ACE’s shares of outstanding common stock are held by Conectiv, its parent company. In addition to its future financial performance, the ability of ACE to pay dividends to its parent company is subject to limits imposed by: (i) state corporate laws, which impose limitations on the funds that can be used to pay dividends and the regulatory requirement that ACE obtain the prior approval of the NJBPU before dividends can be paid if its equity as a percent of its total capitalization, excluding securitization debt, falls below 30%; (ii) the prior rights of holders of existing and future preferred stock, mortgage bonds and other long-term debt issued by ACE and any other restrictions imposed in connection with the incurrence of liabilities; and (iii) certain provisions of the charter of ACE which impose restrictions on payment of common stock dividends for the benefit of preferred stockholders. Currently, the restriction in the ACE charter does not limit its ability to pay common stock dividends. ACE had approximately $209 million and $190 million of retained earnings available for payment of common stock dividends at December 31, 2014 and 2013, respectively. These amounts represent the total retained earnings balances at those dates.

ACE

Reclassifications

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Revisions of Prior Period Financial Statements

Operating and Financing Cash Flows

The consolidated statements of cash flows for the years ended December 31, 2013 and 2012 have been revised to correctly present changes in book overdraft balances as operating activities (included in Changes in accounts payable and accrued liabilities) rather than financing activities (included previously in Net other financing activities). For the year ended December 31, 2013, the effect of the revision was to decrease Net cash from operating activities by $5 million from $246 million to $241 million, and increase Net cash from financing activities by $5 million from $7 million to $12 million. For the year ended December 31, 2012, the effect of the revision was to increase Net cash from operating activities by $3 million from $133 million to $136 million, and decrease Net cash from financing activities by $3 million from $37 million to $34 million. The revision was not considered to be material, individually or in the aggregate, to previously issued financial statements.

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

ACE

The new requirements are effective for ACE beginning January 1, 2017, and may be implemented either retrospectively for all periods presented, or as a cumulative-effect adjustment as of January 1, 2017. Early adoption is not permitted. ACE is currently evaluating the potential impact of this new guidance on its consolidated financial statements and which implementation approach to select.

Business Combinations (ASC 805)

In November 2014, the FASB issued new recognition and disclosure requirements related to pushdown accounting. The new recognition requirements grant an acquired entity (or its subsidiaries) the option to elect whether and when a new accounting and reporting basis (pushdown accounting) will be applied when an acquirer obtains control of the acquired entity. This election may be made by the acquired entity (or its subsidiaries) for future change-in-control events or for its most recent change-in-control event, and the acquired entity will be required to determine whether pushdown accounting will be applied in the reporting period in which the change-in-control event occurs or in a subsequent reporting period.

The new required disclosures include information that enables financial statement users to evaluate the effects of pushdown accounting. Disclosures are required to be made in the period in which pushdown accounting is applied and are expected to include both qualitative and quantitative information.

The new recognition and disclosure requirements became effective on a prospective basis on November 18, 2014.

(5) SEGMENT INFORMATION

The company operates its business as one regulated utility segment, which includes all of its services as described above.

(6) REGULATORY MATTERS

Regulatory Assets and Regulatory Liabilities

The components of ACE’s regulatory asset and liability balances at December 31, 2014 and 2013 are as follows:

	2014	2013
	(millions of dollars)
Regulatory Assets
Securitized stranded costs	$278	$350
Deferred energy supply costs	58	117
Recoverable income taxes	42	42
Incremental storm restoration costs	15	26
Other	34	34

Total Regulatory Assets	$427	$569

Regulatory Liabilities
Federal and state tax benefits, related to securitized stranded costs	$8	$13
Deferred energy supply costs	—	38
Other	6	6

Total Regulatory Liabilities	$14	$57

ACE

A description for each category of regulatory assets and regulatory liabilities follows:

Securitized Stranded Costs: Certain contract termination payments under a contract between ACE and an unaffiliated non-utility generator (NUG) and costs associated with the regulated operations of ACE’s electricity generation business are no longer recoverable through customer rates (collectively referred to as “stranded costs”). The stranded costs are amortized over the life of Transition Bonds issued by ACE Funding to securitize the recoverability of these stranded costs (the Transition Bonds). These Transition Bonds mature between 2015 and 2023. A customer surcharge is collected by ACE to fund principal and interest payments on the Transition Bonds. ACE earns a return on these regulatory assets.

Deferred Energy Supply Costs: The regulatory asset represents primarily deferred costs associated with a net under-recovery of energy supply costs incurred by ACE that are being or are expected to be recovered from customers. ACE earns a return on these regulatory assets. The regulatory liability represents primarily deferred costs associated with a net over-recovery of energy supply costs incurred that will be refunded by ACE to customers.

Recoverable Income Taxes: Represents amounts recoverable from ACE’s customers for tax benefits applicable to utility operations previously recognized in income tax expense before the company was ordered to record the tax benefits as deferred income taxes. As the temporary differences between the financial statement basis and tax basis of assets reverse, the deferred recoverable balances are reversed.

Incremental Storm Restoration Costs: Represents total incremental storm restoration costs incurred for repair work due to major storm events in 2012 and 2011, including Hurricane Sandy, the June 2012 derecho, and Hurricane Irene, that are recoverable from customers. ACE’s costs related to Hurricane Sandy, the June 2012 derecho and Hurricane Irene are being amortized and recovered from customers, each over a three-year period. ACE does not earn a return on these regulatory assets.

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

Other: Represents miscellaneous regulatory liabilities.

Rate Proceedings

As further described in Note (1), “Organization,” on April 29, 2014, PHI entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than pursuing the conclusion of the pending filings indicated below.

Bill Stabilization Adjustment

In 2009, ACE proposed in New Jersey the adoption of a bill stabilization adjustment (BSA) mechanism to decouple retail distribution revenue from the amount of power delivered to retail customers. The BSA proposal was not approved and there is no BSA proposal currently pending. Under a BSA, customer distribution rates would be subject to adjustment (through a credit or surcharge mechanism), depending on whether actual distribution revenue per customer exceeds or falls short of the revenue-per-customer amount approved by the applicable public service commission.

ACE

Electric Distribution Base Rates

On March 14, 2014, ACE submitted an application with the NJBPU to increase its electric distribution base rates by approximately $61.7 million (excluding sales and use taxes), based on a requested return on equity (ROE) of 10.25%. The requested rate increase sought to recover expenses associated with ACE’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. On August 20, 2014, the NJBPU approved a Stipulation of Settlement entered into by ACE, NJBPU staff and the Division of Rate Counsel (DRC). The approved stipulation of settlement provides for an annual increase in ACE’s electric distribution base rates by the net amount of approximately $19.0 million (excluding sales and use taxes), based on a specified ROE of 9.75%. The new electric distribution base rates became effective for service rendered by ACE on and after September 1, 2014. The annual pre-tax earnings impact of the rate increase is approximately $19.0 million.

Update and Reconciliation of Certain Under-Recovered Balances

On March 3, 2014, ACE submitted a petition with the NJBPU seeking to reconcile and update (i) charges related to the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the NUGs, (ii) costs related to surcharges for the New Jersey Societal Benefit Program (a statewide public interest program that is intended to benefit low income customers and address other public policy goals) and ACE’s uncollected accounts and (iii) operating costs associated with ACE’s residential appliance cycling program. The net impact of adjusting the charges as proposed would have been an overall annual rate decrease of approximately $24.5 million (revised to a decrease of approximately $41.1 million on April 16, 2014, based upon an update for actual data through March 2014). In May 2014, the NJBPU approved a stipulation of settlement entered into by the parties in this proceeding providing for an overall annual rate decrease of $41.1 million. The rate decrease was placed into effect provisionally on June 1, 2014, subject to a review by the NJBPU of the final underlying costs for reasonableness and prudence. On January 21, 2015, the NJBPU approved a stipulation of settlement in this proceeding, which made final the provisional rates that were placed into effect on June 1, 2014. The rate decrease will have no effect on ACE’s operating income.

This proceeding is not expected to be affected by the Merger Agreement.

Service Extension Contributions Refund Order

On July 19, 2013, in compliance with a 2012 Superior Court of New Jersey Appellate Division (Appellate Division) court decision, the NJBPU released an order requiring utilities to issue refunds to persons or entities that paid non-refundable contributions for utility service extensions to certain areas described as “Areas Not Designated for Growth.” The order is limited to eligible contributions paid between March 20, 2005 and December 20, 2009. ACE is processing the refund requests that meet the eligibility criteria established in the order as they are received. Although ACE estimates that it received approximately $11 million of contributions between March 20, 2005 and December 20, 2009, it is currently unable to reasonably estimate the amount that it may be required to refund using the eligibility criteria established by the order. Since the July 2013 order was released, ACE has received less than $1 million in refund claims, the validity of which is being investigated by ACE prior to making any such refunds. At this time, ACE does not expect that any such amount refunded will have a material effect on its consolidated financial condition, results of operations or cash flows, as any amounts that may be refunded will generally increase the value of ACE’s property, plant and equipment and may ultimately be recovered through depreciation and cost of service. On September 30, 2014, the NJBPU commenced a rulemaking proceeding to further implement the directives of the Appellate Division decision and on December 1, 2014, published a rule proposal for comment. The changes proposed by the NJBPU remove provisions distinguishing between growth areas and not-for-growth areas and provide formulae for allocating extension costs.

Under the Merger Agreement, ACE is permitted to pursue the conclusion of this matter and intends to continue to do so.

ACE

Generic Consolidated Tax Adjustment Proceeding

In January 2013, the NJBPU initiated a generic proceeding to examine whether a consolidated tax adjustment (CTA) should continue to be used, and if so, how it should be calculated in determining a utility’s cost of service. Under the NJBPU’s current policy, when a New Jersey utility is included in a consolidated group income tax return, an allocated amount of any reduction in the consolidated group’s taxes as a result of losses by affiliates is used to reduce the utility’s rate base, upon which the utility earns a return. This policy has negatively impacted ACE’s electric distribution base rate case outcomes and ACE’s position is that the CTA should be eliminated. In an order dated October 22, 2014, the NJBPU determined that it is appropriate for affected consolidated groups to continue to include a CTA in New Jersey base rate filings, but that the CTA calculation will be modified to limit the look-back period for the calculation to five years, exclude transmission assets from the calculation and allocate 25 percent of the final CTA amount as a reduction to the distribution revenue requirement. With this revised methodology, ACE anticipates that the negative effects of the CTA in future base rate cases will be significantly reduced.

On November 5, 2014, the DRC filed an appeal of the NJBPU’s CTA order in the Appellate Division. This appeal remains pending.

Under the Merger Agreement, ACE is permitted to pursue the conclusion of this matter and intends to continue to do so.

FERC Transmission ROE Challenges

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as DEMEC, filed a joint complaint at FERC against ACE and its affiliates Potomac Electric Power Company (Pepco) and Delmarva Power & Light Company (DPL), as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and the application of the formula rate process, each associated with the transmission service that PHI’s utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. PHI, Pepco, DPL and ACE believe the allegations in this complaint are without merit and are vigorously contesting it. In August 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directed that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) set February 27, 2013 as the refund effective date, should a refund result from this proceeding. After settlement discussions among the parties in this matter reached an impasse, on November 24, 2014, the settlement judge issued an order terminating the settlement discussions. The matter is now before a hearing judge and a procedural schedule will be established for both the February 2013 complaint and a second complaint (discussed below) that has been consolidated with the February 2013 complaint.

On June 19, 2014, FERC issued an order in a proceeding in which ACE was not involved, in which it adopted a new ROE methodology for electric utilities. This new methodology replaces the existing one-step discounted cash flow analysis (which incorporates only short-term growth rates) traditionally used to derive ROE for electric utilities with the two-step discounted cash flow analysis (which incorporates both short-term and long-term measures of growth) used for natural gas and oil pipelines. As a result of the August 2014 FERC order discussed in the preceding paragraph, ACE applied an estimated ROE based on the two-step methodology announced by FERC for the period over which its transmission revenues would be subject to refund as a result of the challenge, and recorded estimated reserves in the second quarter of 2014 related to this matter. To the extent that the final ROE determined by FERC is lower than the ROE used to record the estimated reserves, each ten basis point reduction in the ROE would result in a reduction of ACE’s operating income of $0.4 million.

ACE

A second complaint against Pepco, DPL and ACE challenging the base ROE was filed at FERC on December 8, 2014 by the same parties. Employing the new ROE methodology referenced above, the complainants contend that the resulting base ROE should be 8.8%, and request consolidation of this complaint with the February 2013 complaint. Consistent with the prior challenge, ACE applied an estimated ROE based on the two-step methodology described above, and recorded estimated reserves in the fourth quarter of 2014 using a refund effective date of December 8, 2014.

Under the Merger Agreement, ACE is permitted to pursue the conclusion of these FERC matters and intends to continue to do so.

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

In February 2011, ACE joined other plaintiffs in an action filed in the U.S. District Court for the District of New Jersey challenging the NJ SOCA Law on the grounds that it violates the Commerce Clause and the Supremacy Clause of the U.S. Constitution. On October 11, 2013, the Federal district court issued a ruling that the NJ SOCA Law is preempted by the Federal Power Act (FPA) and violates the Supremacy Clause, and is therefore null and void. On October 25, 2013, the Federal district court issued an order ruling that the SOCAs are void, invalid and unenforceable, which order was affirmed by the U.S. Court of Appeals for the Third Circuit in September 2014. On November 26, 2014 and December 10, 2014, respectively, one of the generation companies and the NJBPU petitioned the U.S. Supreme Court to consider hearing an appeal of the Third Circuit decision.

One of the three SOCAs was terminated effective July 1, 2013 because of an event of default of the generation company that was a party to the SOCA. The remaining two SOCAs were terminated effective November 19, 2013, as a result of a termination notice delivered by ACE after the Federal district court’s October 25, 2013 decision.

Despite the terminated status of the SOCAs, on June 2, 2014, one of the generation companies that was a party to a SOCA filed the SOCA at FERC seeking to have the SOCA accepted under Section 205 of the FPA. The EDCs intervened in the proceeding and requested that the generation company’s filing be rejected on the grounds that the SOCA never came into effect. On August 5, 2014, FERC issued an order rejecting the filings made by the generation company, finding that the contracts cannot be accepted as valid contracts, given the decisions reached in the Federal court proceedings discussed above.

In light of the October 25, 2013 Federal district court order, ACE derecognized both the derivative assets (liabilities) for the estimated fair value of the SOCAs and the related regulatory liabilities (assets) in the fourth quarter of 2013.

Merger Approval Proceedings

New Jersey

On June 18, 2014, Exelon, PHI and ACE, and certain of their respective affiliates, filed a petition with the NJBPU seeking approval of the Merger. To approve the Merger, the NJBPU must find the Merger is in the public interest, and consider the impact of the Merger on (i) competition, (ii) rates of ratepayers affected by the Merger, (iii) ACE’s employees, and (iv) the provision of safe and reliable service at just and reasonable rates. On July 23, 2014, the NJBPU voted to retain this matter, rather than assigning it to an administrative law judge. On January 14, 2015, PHI, ACE, Exelon, certain of Exelon’s affiliates, the Staff of the NJBPU, and the Independent Energy Producers of New Jersey filed a stipulation of settlement (the Stipulation) with the NJBPU in this proceeding. On February 11, 2015, the NJBPU approved the Stipulation and the Merger.

ACE

Federal Energy Regulatory Commission

On May 30, 2014, Exelon, PHI, Pepco, DPL and ACE, and certain of their respective affiliates, submitted to FERC a Joint Application for Authorization of Disposition of Jurisdictional Assets and Merger under Section 203 of the FPA. Under that section, FERC shall approve a merger if it finds that the proposed transaction will be consistent with the public interest. On November 20, 2014, FERC issued an order approving the Merger.

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

	Original Cost	Accumulated Depreciation	Net Book Value
	(millions of dollars)
At December 31, 2014
Generation	$10	$9	$1
Distribution	1,931	450	1,481
Transmission	839	223	616
Construction work in progress	115	—	115
Non-operating and other property	178	78	100

Total	$3,073	$760	$2,313

At December 31, 2013
Generation	$10	$9	$1
Distribution	1,821	442	1,379
Transmission	786	221	565
Construction work in progress	110	—	110
Non-operating and other property	174	79	95

Total	$2,901	$751	$2,150

The non-operating and other property amounts include balances for general plant, plant held for future use, intangible plant and non-utility property. Utility plant is generally subject to a first mortgage lien.

Jointly Owned Plant

ACE’s consolidated balance sheets include its proportionate share of assets and liabilities related to jointly owned plant. At December 31, 2014 and 2013, ACE’s subsidiaries had a net book value ownership interest of $11 million and $8 million, respectively, in transmission and other facilities in which various parties also have ownership interests. ACE’s share of the operating and maintenance expenses of the jointly owned plant is included in the corresponding expenses in the consolidated statements of income. ACE is responsible for providing its share of the financing for the above jointly owned facilities.

ACE

(8) PENSION AND OTHER POSTRETIREMENT BENEFITS

ACE accounts for its participation in PHI’s single-employer plans, the PHI Retirement Plan and its other postretirement benefits plan, the Pepco Holdings, Inc. Welfare Plan for Retirees (the PHI OPEB Plan), as participation in multiemployer plans. For 2014, 2013 and 2012, ACE was responsible for $13 million, $17 million and $24 million, respectively, of the pension and other postretirement net periodic benefit cost incurred by PHI. ACE made discretionary tax-deductible contributions of zero, $30 million and $30 million to the PHI Retirement Plan for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, ACE made contributions of $3 million, $6 million and $7 million to the PHI OPEB Plan for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, ACE’s Prepaid pension expense of $96 million and $106 million, and Other postretirement benefit obligations of $36 million and $35 million, respectively, effectively represent assets and benefit obligations resulting from ACE’s participation in these PHI benefit plans.

Other Postretirement Benefit Plan Amendments

During 2013, PHI approved two amendments to its other postretirement benefits plan. These amendments impacted the retiree medical plan and the retiree life insurance benefits, and became effective on January 1, 2014. As a result of the amendments, which were cumulatively significant, PHI remeasured its projected benefit obligation for other postretirement benefits as of July 1, 2013. The remeasurement resulted in a $3 million reduction in ACE’s net periodic benefit cost for other postretirement benefits in 2014, when compared to 2013. Approximately 45% of net periodic other postretirement benefit costs were capitalized in 2014.

(9) DEBT

Long-Term Debt

The components of long-term debt are shown in the table below:

Type of Debt	Interest Rate		Maturity	2014	2013
				(millions of dollars)
First Mortgage Bonds
	7.63	% (a)	2014	$—	$7
	7.68	% (a)	2015-2016	17	17
	7.75%		2018	250	250
	6.80	% (b)(c)	2021	39	39
	4.35%		2021	200	200
	3.375%		2024	150	—
	4.875	% (c)(d)	2029	23	23
	5.80	% (b)(e)	2034	120	120
	5.80	% (b)(e)	2036	105	105

				904	761
Variable Rate Term Loan				—	100

Total long-term debt				904	861
Net unamortized discount				(1)	(1)
Current portion of long-term debt				(15)	(107)

Total net long-term debt				$888	$753

(a)	Represents a series of Collateral First Mortgage Bonds (as defined herein) securing a series of medium-term notes issued by ACE.
(b)	Represents a series of Collateral First Mortgage Bonds which must be cancelled and released as security for ACE’s obligations under the corresponding series of issuer notes (as defined herein) or tax-exempt bonds, at such time as ACE does not have any first mortgage bonds outstanding (other than its Collateral First Mortgage Bonds).
(c)	Represents a series of Collateral First Mortgage Bonds securing a series of tax-exempt bonds issued for the benefit of ACE.
(d)	Represents a series of Collateral First Mortgage Bonds which must be cancelled and released as security for ACE’s obligations under the corresponding series of issuer notes or tax-exempt bonds, at such time as ACE does not have any first mortgage bonds outstanding (other than its Collateral First Mortgage Bonds), except that ACE may not permit such release of collateral unless ACE substitutes comparable obligations for such collateral.
(e)	Represents a series of Collateral First Mortgage Bonds securing a series of senior notes issued by ACE.

ACE

The outstanding first mortgage bonds issued by ACE are issued under a mortgage and deed of trust and are secured by a first lien on substantially all of ACE’s property, plant and equipment, except for certain property excluded from the lien of the mortgage.

Maturities of ACE’s long-term debt outstanding at December 31, 2014 are $15 million in 2015, $2 million in 2016, zero in 2017, $250 million in 2018, zero in 2019 and $637 million thereafter.

ACE’s long-term debt is subject to certain covenants. As of December 31, 2014, ACE was in compliance with all such covenants.

The table above does not separately identify $242 million in aggregate principal amount of senior notes and medium term notes (issuer notes) issued by ACE and $62 million in aggregate principal amount of tax-exempt bonds issued for the benefit of ACE. These issuer notes and tax-exempt bonds are secured by a like amount of first mortgage bonds (Collateral First Mortgage Bonds) of ACE. The principal terms of each such series of issuer notes, or ACE’s obligations in respect of each such series of tax-exempt bonds, are identical to the same terms of the corresponding series of Collateral First Mortgage Bonds. Payments of principal and interest made on a series of such issuer notes, or the satisfaction of ACE obligations in respect of a series of such tax-exempt bonds, satisfy the corresponding obligations on the related series of Collateral First Mortgage Bonds. For these reasons, each such series of Collateral First Mortgage Bonds and the corresponding issuer notes or tax-exempt bonds together effectively represent a single financial obligation and are not identified in the table above separately.

Bond Issuance

During 2014, ACE issued $150 million of its 3.375% first mortgage bonds due September 1, 2024. ACE used $7.2 million of the net proceeds from the issuance of the bonds to repay in full at maturity $7.0 million in aggregate principal amount of ACE’s 7.63% secured medium term notes due August 29, 2014, plus accrued and unpaid interest thereon. ACE used the remainder of the net proceeds to repay its outstanding commercial paper, including commercial paper that ACE issued to prepay in full its $100 million term loan, and for general corporate purposes.

Bond Retirement

During 2014, ACE retired, at maturity, $7 million of its 7.63% medium term notes due August 29, 2014. The notes were secured by a like principal amount of first mortgage bonds due August 29, 2014, which under ACE’s mortgage and deed of trust were deemed to be satisfied when the notes were repaid.

Term Loan Agreement

On May 10, 2013, ACE entered into a $100 million term loan agreement, pursuant to which ACE borrowed $100 million at a rate of interest equal to the prevailing Eurodollar rate, which was determined by reference to the London Interbank Offered Rate (LIBOR) with respect to the relevant interest period, all as defined in the loan agreement, plus a margin of 0.75%. On August 21, 2014, ACE repaid the term loan in full.

ACE

Transition Bonds Issued by ACE Funding

The components of transition bonds are shown in the table below:

Type of Debt	Interest Rate	Maturity	2014	2013
			(millions of dollars)
Transition Bonds
	4.46%	2016	$—	$8
	4.91%	2017	17	46
	5.05%	2020	51	54
	5.55%	2023	147	147

			215	255
Current portion of long-term debt			(44)	(41)

Total net long-term Transition Bonds			$171	$214

For a description of the Transition Bonds, see Note (16), “Variable Interest Entities – ACE Funding.” Maturities of ACE’s Transition Bonds outstanding at December 31, 2014 are $44 million in 2015, $46 million in 2016, $35 million in 2017, $31 million in 2018, $18 million in 2019 and $41 million thereafter.

Short-Term Debt

ACE has traditionally used a number of sources to fulfill short-term funding needs, such as commercial paper, short-term notes, and bank lines of credit. Proceeds from short-term borrowings are used primarily to meet working capital needs, but may also be used to temporarily fund long-term capital requirements. The components of ACE’s short-term debt at December 31, 2014 and 2013 are as follows:

	2014	2013
	(millions of dollars)
Commercial paper	$127	$120
Variable rate demand bonds	—	18

Total	$127	$138

Commercial Paper

ACE maintains an ongoing commercial paper program to address its short-term liquidity needs. As of December 31, 2014, the maximum capacity available under the program was $350 million, subject to available borrowing capacity under the credit facility.

ACE had $127 million and $120 million of commercial paper outstanding at December 31, 2014 and 2013, respectively. The weighted average interest rates for commercial paper issued by ACE during 2014 and 2013 were 0.27% and 0.31%, respectively. The weighted average maturity of all commercial paper issued by ACE during 2014 and 2013 was five days and four days, respectively.

Variable Rate Demand Bonds

During 2014, ACE retired, at maturity, its last remaining Variable Rate Demand Bonds (VRDBs) in the amount of $18 million. The weighted average interest rate for VRDBs was 0.05% and 0.11% during 2014 and 2013, respectively.

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

The interest rate payable by each company on utilized funds is, at the borrowing company’s election, (i) the greater of the prevailing prime rate, the federal funds effective rate plus 0.5% and the one-month LIBOR plus 1.0%, or (ii) the prevailing Eurodollar rate, plus a margin that varies according to the credit rating of the borrower.

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility at December 31, 2014.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of December 31, 2014 and 2013, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $413 million and $332 million, respectively. ACE’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by Pepco and DPL and the portion of the total capacity being used by PHI.

Credit Facility Amendment

During 2014, PHI, Pepco, DPL and ACE entered into an amendment of and consent with respect to the credit agreement (the Consent). PHI was required to obtain the consent of certain of the lenders under the credit facility in order to permit the consummation of the Merger. Pursuant to the Consent, certain of the lenders consented to the consummation of the Merger and the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. In addition, the Consent amends the definition of “Change in Control” in the credit agreement to mean, following consummation of the Merger, an event or series of events by which Exelon no longer owns, directly or indirectly, 100% of the outstanding shares of voting stock of Pepco Holdings.

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

Provision for Consolidated Income Taxes

	For the Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Current Tax (Benefit) Expense
Federal	$(7)	$(23)	$(31)
State and local	(2)	(10)	(12)

Total Current Tax Benefit	(9)	(33)	(43)

Deferred Tax Expense (Benefit)
Federal	30	28	46
State and local	7	25	16
Investment tax credit amortization	—	(1)	(1)

Total Deferred Tax Expense	37	52	61

Total Consolidated Income Tax Expense	$28	$19	$18

Reconciliation of Consolidated Income Tax Expense

	For the Year Ended December 31,
	2014		2013		2012
	(millions of dollars)
Income tax at Federal statutory rate	$26	35.0%	$24	35.0%	$19	35.0%
Increases (decreases) resulting from:
State income taxes, net of federal effect	4	5.5%	5	7.2%	3	5.7%
Change in estimates and interest related to uncertain and effectively settled tax positions	(1)	(1.4)	(9)	(13.0)%	(1)	(1.9)%
Plant basis adjustments	—	—	(2)	(2.9)%	(1)	(1.9)%
Investment tax credit amortization	—	—	(1)	(1.4)%	(1)	(1.9)%
Other, net	(1)	(0.7)%	2	2.6%	(1)	(1.0)%

Consolidated Income Tax Expense	$28	38.4%	$19	27.5%	$18	34.0%

On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which ACE is not a party) that disallowed tax benefits associated with Consolidated Edison’s cross-border lease transaction. As a result of the court’s ruling in this case, PHI determined in the first quarter of 2013 that it could no longer support its current assessment with respect to the likely outcome of tax positions associated with its cross-border energy lease investments held by its wholly owned subsidiary Potomac Capital Investment Corporation, and PHI recorded an after-tax charge of $377 million in the first quarter of 2013. Included in the $377 million charge was an after-tax interest charge of $54 million and this amount was allocated to each member of PHI’s consolidated group as if each member was a separate taxpayer, resulting in ACE recording a $6 million (after-tax) interest benefit in the first quarter of 2013, which is included above in Change in estimates and interest related to uncertain and effectively settled tax positions.

ACE

During 2012, ACE recorded a $1 million benefit associated with the effective settlement with the IRS with respect to the methodology used historically to calculate deductible mixed service costs.

Components of Consolidated Deferred Income Tax Liabilities (Assets)

	As of December 31,
	2014	2013
	(millions of dollars)
Deferred Tax Liabilities (Assets)
Depreciation and other basis differences related to plant and equipment	$691	$627
Deferred taxes on amounts to be collected through future rates	16	16
Payment for termination of purchased power contracts with NUGs	38	43
Deferred electric service and electric restructuring liabilities	71	96
Pension and other postretirement benefits	25	29
Purchased energy	1	2
Federal and state net operating losses	(26)	(49)
Other	39	55

Total Deferred Tax Liabilities, net	855	819
Deferred tax assets included in Current Assets	10	15
Deferred tax liabilities included in Other Current Liabilities	—	(1)

Total Consolidated Deferred Tax Liabilities, net non-current	$865	$833

The net deferred tax liability represents the tax effect, at presently enacted tax rates, of temporary differences between the financial statement basis and tax basis of assets and liabilities. The portion of the net deferred tax liability applicable to ACE’s operations, which has not been reflected in current service rates, represents income taxes recoverable through future rates, net, and is recorded as a regulatory asset on the balance sheet. No valuation allowance for deferred tax assets was required or recorded at December 31, 2014 and 2013. Federal and State net operating losses generally expire over 20 years from 2029 to 2032.

The Tax Reform Act of 1986 repealed the investment tax credit for property placed in service after December 31, 1985, except for certain transition property. Investment tax credits previously earned on ACE’s property continue to be amortized to income over the useful lives of the related property.

Reconciliation of Beginning and Ending Balances of Unrecognized Tax Benefits

	2014	2013	2012
	(millions of dollars)
Balance as of January 1	$9	$17	$79
Tax positions related to current year:
Additions	1	2	1
Reductions	—	—	—
Tax positions related to prior years:
Additions	5	1	8
Reductions	(2)	(5)	(69	)(a)
Settlements	—	(6)	(2)

Balance as of December 31	$13	$9	$17

(a)	These reductions of unrecognized tax benefits in 2012 primarily relate to a resolution reached with the IRS for determining deductible mixed service costs for additions to property, plant and equipment.

ACE

Unrecognized Benefits That, If Recognized, Would Affect the Effective Tax Rate

Unrecognized tax benefits are related to tax positions that have been taken or are expected to be taken in tax returns that are not recognized in the financial statements because management has either measured the tax benefit at an amount less than the benefit claimed, or expected to be claimed, or has concluded that it is not more likely than not that the tax position will be ultimately sustained. For the majority of these tax positions, the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. At December 31, 2014, ACE had no unrecognized tax benefits that, if recognized, would lower the effective tax rate.

Interest and Penalties

ACE recognizes interest and penalties relating to its uncertain tax positions as an element of income tax expense. For the years ended December 31, 2014, 2013 and 2012, ACE recognized $1 million of pre-tax interest income (less than $1 million after-tax), $12 million of pre-tax interest income ($7 million after-tax), and $2 million of pre-tax interest income ($1 million after-tax), respectively, as a component of income tax expense. As of December 31, 2014, 2013 and 2012, ACE had accrued interest receivable of $14 million, $14 million and $7 million, respectively, related to effectively settled and uncertain tax positions.

Possible Changes to Unrecognized Tax Benefits

It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of ACE’s uncertain tax positions will significantly increase or decrease within the next 12 months. PHI and its subsidiaries have entered into discussions with the IRS with the intention of seeking a settlement of all tax issues of ACE for open tax years 2001 through 2011. PHI currently believes that it is possible that a settlement with the IRS may be reached in 2015, which could significantly impact the balances of unrecognized tax benefits and the related interest accruals of ACE. At this time, it is estimated that there will be a $6 million to $8 million decrease in unrecognized tax benefits within the next 12 months.

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

ACE

Other Taxes

Taxes other than income taxes for each year are shown below. These amounts are recoverable through rates.

	2014	2013	2012
	(millions of dollars)
Gross Receipts/Delivery	$—	$10	$14
Property	3	3	3
Environmental, Use and Other	(1)	1	1

Total	$2	$14	$18

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

(12) FAIR VALUE DISCLOSURES

Financial Instruments Measured at Fair Value on a Recurring Basis

ACE applies FASB guidance on fair value measurement (ASC 820) that established a framework for measuring fair value and expanded disclosures about fair value measurements. As defined in the guidance, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ACE utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. Accordingly, ACE utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3).

ACE

The following tables set forth by level within the fair value hierarchy ACE’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. ACE’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Restricted cash equivalents
Treasury fund	$24	$24	$—	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2014.

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Restricted cash equivalents
Treasury fund	$24	$24	$—	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2013.

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

ACE

A reconciliation of the beginning and ending balances of ACE’s fair value measurements using significant unobservable inputs (level 3) for the year ended December 31, 2013 is shown below:

Year Ended December 31, 2013
Capacity
(millions of dollars)
Balance as of January 1	$(3)
Total gains (losses) (realized and unrealized):
Included in income	—
Included in accumulated other comprehensive loss	—
Included in regulatory liabilities and regulatory assets	3
Purchases	—
Issuances	—
Settlements	—
Transfers in (out) of level 3	—

Balance as of December 31	$—

Other Financial Instruments

The estimated fair values of ACE’s Long-term debt instruments that are measured at amortized cost in ACE’s consolidated financial statements and the associated level of the estimates within the fair value hierarchy as of December 31, 2014 and 2013 are shown in the table below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. ACE’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$1,035	$—	$903	$132
Transition Bonds (b)	235	—	235	—

Total	$1,270	$—	$1,138	$132

(a)	The carrying amount for Long-term debt was $903 million as of December 31, 2014.
(b)	The carrying amount for Transition Bonds, including amounts due within one year, was $215 million as of December 31, 2014.

ACE

	Fair Value Measurements at December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$959	$—	$744	$215
Transition Bonds (b)	285	—	285	—

Total	$1,244	$—	$1,029	$215

(a)	The carrying amount for Long-term debt was $860 million as of December 31, 2013.
(b)	The carrying amount for Transition Bonds, including amounts due within one year, was $255 million as of December 31, 2013.

The carrying amounts of all other financial instruments in the accompanying consolidated financial statements approximate fair value.

(13) COMMITMENTS AND CONTINGENCIES

General Litigation

From time to time, ACE is named as a defendant in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. ACE is self-insured against such claims up to a certain self-insured retention amount and maintains insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, ACE’s contracts with its vendors generally require the vendors to name ACE as an additional insured for the amount at least equal to ACE’s self-insured retention. Further, ACE’s contracts with its vendors require the vendors to indemnify ACE for various acts and activities that may give rise to claims against ACE. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on ACE’s financial condition, results of operations or cash flows. At December 31, 2014, ACE had recorded estimated loss contingency liabilities for general litigation totaling approximately $6 million (including amounts related to the matters specifically described below), and the portion of these estimated loss contingency liabilities in excess of the self-insured retention amount was substantially offset by estimated insurance receivables.

Asbestos Claim

In September 2011, an asbestos complaint was filed in the New Jersey Superior Court, Law Division, against ACE (among other defendants) asserting claims under New Jersey’s Wrongful Death and Survival statutes. The complaint, filed by the estate of a decedent who was the wife of a former employee of ACE, alleges that the decedent’s mesothelioma was caused by exposure to asbestos brought home by her husband on his work clothes. New Jersey courts have recognized a cause of action against a premise owner in a so-called “take home” case if it can be shown that the harm was foreseeable. In this case, the complaint seeks recovery of an unspecified amount of damages for, among other things, the decedent’s past medical expenses, loss of earnings, and pain and suffering between the time of injury and death, and asserts a punitive damage claim. At December 31, 2014, ACE has concluded that a loss is probable with respect to this matter and has recorded an estimated loss contingency liability, which is included in the liability for general litigation referred to above as of December 31, 2014. However, due to the inherent uncertainty of litigation, ACE is unable to estimate a maximum amount of possible loss because the damages sought are indeterminate and the matter involves facts that ACE believes are distinguishable from the facts of the “take-home” cause of action recognized by the New Jersey courts.

ACE

Electrical Contact Injury Claims

In October 2010, a farm combine came into and remained in contact with a primary electric line in ACE’s service territory in New Jersey. As a result, two individuals operating the combine received fatal electrical contact injuries. While attempting to rescue those two individuals, another individual sustained third-degree burns to his torso and upper extremities. In September 2012, the individual who received third-degree burns filed suit in New Jersey Superior Court, Salem County. In October 2012, additional suits were filed in the same court by or on behalf of the estates of the deceased individuals. Plaintiffs in each of the cases sought indeterminate damages and alleged that ACE was negligent in the design, construction, erection, operation and maintenance of its poles, power lines, and equipment, and that ACE failed to warn and protect the public from the foreseeable dangers of farm equipment contacting electric lines. The litigation involved a number of other defendants and the filing of numerous cross-claims. On September 23, 2014, ACE entered into a confidential settlement with each of the plaintiffs regarding this matter. On November 5, 2014, ACE received reimbursement from its insurers for the amounts of this settlement above its $2 million self-insured retention amount.

Environmental Matters

ACE is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of ACE, environmental clean-up costs incurred by ACE generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of ACE described below at December 31, 2014 are summarized as follows:

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

Contractual Obligations

Power Purchase Contracts

As of December 31, 2014, ACE’s contractual obligations under non-derivative power purchase contracts were $210 million in 2015, $381 million in 2016 to 2017, $349 million in 2018 to 2019 and $886 million thereafter.

Lease Commitments

ACE leases certain types of property and equipment for use in its operations. Rental expense for operating leases was $12 million, $12 million and $11 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Total future minimum operating lease payments for ACE as of December 31, 2014 are $6 million in 2015, $6 million 2016, $5 million in 2017, $4 million in 2018, $4 million in 2019 and $30 million thereafter.

(14) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including ACE. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to ACE for the years ended December 31, 2014, 2013 and 2012 were $124 million, $115 million and $117 million, respectively.

ACE

In addition to the PHI Service Company charges described above, ACE’s consolidated financial statements include the following related party transactions in its consolidated statements of income:

	For the Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Meter reading services provided by Millennium Account Services LLC (an ACE affiliate) (a)	$(4)	$(4)	$(4)
Intercompany use revenue (b)	2	3	3

(a)	Included in Other operation and maintenance expense.
(b)	Included in Operating revenue.

As of December 31, 2014 and 2013, ACE had the following balances on its consolidated balance sheets due to related parties:

	2014	2013
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(14)	$(15)
Other	(1)	—

Total	$(15)	$(15)

(a)	Included in Accounts payable due to associated companies.

(15) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The quarterly data presented below reflect all adjustments necessary, in the opinion of management, for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations and differences between summer and winter rates. Therefore, comparisons by quarter within a year are not meaningful.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
	(millions of dollars)
Total Operating Revenue(a)	$340	$253	$347	$273		$1,213
Total Operating Expenses	309	228	295	246	(b)	1,078
Operating Income	31	25	52	27		135
Other Expenses	(15)	(15)	(15)	(17)		(62)
Income Before Income Tax Expense	16	10	37	10		73
Income Tax Expense	6	4	14	4		28
Net Income	$10	$6	$23	$6		$45

(a)	During the fourth quarter of 2014, ACE reversed unbilled revenue of $3 million ($2 million after-tax) to correct an error that had overstated operating revenue in the third quarter of 2014.
(b)	Includes a charge of $3 million ($2 million after-tax) to correct a prior period error related to the recoverability of certain regulatory assets.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(millions of dollars)
Total Operating Revenue	$277	$271	$396	$258	$1,202
Total Operating Expenses	254	242	341	229	1,066
Operating Income	23	29	55	29	136
Other Expenses	(17)	(18)	(17)	(15)	(67)
Income Before Income Tax (Benefit) Expense	6	11	38	14	69
Income Tax (Benefit) Expense	(3)	4	13	5	19
Net Income	$9	$7	$25	$9	$50

ACE

(16) VARIABLE INTEREST ENTITIES

ACE is required to consolidate a VIE in accordance with FASB ASC 810 if ACE or a subsidiary is the primary beneficiary of the VIE. The primary beneficiary of a VIE is typically the entity with both the power to direct activities most significantly impacting economic performance of the VIE and the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. ACE performed a qualitative analysis to determine whether a variable interest provided a controlling financial interest in any of the VIE’s in which ACE has an interest at December 31, 2014, as described below.

Power Purchase Agreements

ACE is a party to three PPAs with unaffiliated NUGs totaling 459 megawatts. One of the agreements ends in 2016 and the other two end in 2024. ACE has no equity or debt invested in these entities. In performing its VIE analysis, ACE has been unable to obtain sufficient information to determine whether these three entities were variable interest entities or if ACE was the primary beneficiary. As a result, ACE has applied the scope exemption from the consolidation guidance.

Because ACE has no equity or debt invested in the NUGs, the maximum exposure to loss relates primarily to any above-market costs incurred for power. Due to unpredictability in the pricing for purchased energy under the PPAs, ACE is unable to quantify the maximum exposure to loss. The power purchase costs are recoverable from ACE’s customers through regulated rates. Purchase activities with the NUGs, including excess power purchases not covered by the PPAs, for the years ended December 31, 2014, 2013 and 2012, were approximately $233 million, $221 million and $206 million, respectively, of which approximately $208 million, $206 million and $201 million, respectively, consisted of power purchases under the PPAs.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Each Reporting Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in such Reporting Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management of such Reporting Company, including such Reporting Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. This control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Such Reporting Company’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives. Under the supervision, and with the participation of management, including the CEO and the CFO, each Reporting Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014, and, based upon this evaluation, the CEO and the CFO of such Reporting Company have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to such Reporting Company and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Reports of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of management, including the CEO and CFO of each Reporting Company, each such Reporting Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2014, and has concluded there was no change in such Reporting Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, such Reporting Company’s internal control over financial reporting.

Transition to Internal Control – Integrated Framework (2013)

In May 2013, the Internal Control – Integrated Framework (2013) (2013 Framework) was released by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The 2013 Framework updates and formalizes the principles embedded in the original Internal Control-Integrated Framework (1992) (1992 Framework), incorporates business and operating environment changes over the past two decades, and improves the original 1992 Framework’s ease of use and application. As of December 15, 2014, each Reporting Company transitioned its assessment of internal controls over financial reporting to use the 2013 Framework. Each Reporting Company’s transition to the 2013 Framework did not have a significant impact on its underlying compliance with the applicable provisions of the Sarbanes-Oxley Act of 2002, including those related to internal control over financial reporting and disclosure controls and procedures.

Item 9B.	OTHER INFORMATION

Pepco Holdings, Inc.

None.

Potomac Electric Power Company

None.

Delmarva Power & Light Company

None.

Atlantic City Electric Company

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pepco Holdings, Inc.

Other than the section entitled “Executive Officers of PHI” contained in Part I, Item 1. “Business,” of this Form 10-K, information required by this Item 10 will be (i) incorporated by reference to Pepco Holdings’ definitive proxy statement with respect to its 2015 Annual Meeting of Stockholders or (ii) provided in an amendment to this Form 10-K, to be filed with the SEC on or before April 30, 2015.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH THE REDUCED FILING FORMAT.

Item 11.	EXECUTIVE COMPENSATION

Pepco Holdings, Inc.

Other than as set forth below and on Exhibit 10.51 hereto, information required by this Item 11 will be (i) incorporated by reference to Pepco Holdings’ definitive proxy statement with respect to its 2015 Annual Meeting of Stockholders or (ii) provided in an amendment to this Form 10-K, to be filed with the SEC on or before April 30, 2015.

On February 26, 2015, the Board of Directors of Pepco Holdings approved an amendment to each of the Pepco Holdings, Inc. Amended and Restated Annual Executive Incentive Compensation Plan (the EICP) and the 2012 LTIP. The amendments to each of the EICP and the 2012 LTIP give effect to certain provisions in the Merger Agreement relating to (i) the determination and payment of award opportunities under the EICP outstanding as of the effective time of the Merger and (ii) the settlement of awards outstanding under the 2012 LTIP as of the effective time of the Merger. These amendments will be effective upon the date of the closing of the Merger. The amendments to the EICP and the 2012 LTIP are set forth in Exhibit 10.19.1 and Exhibit 10.21.2 hereto, respectively. A brief description of the terms of each of the 2012 LTIP and the EICP is provided in Exhibit 10.51 attached hereto and is incorporated by reference herein.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH THE REDUCED FILING FORMAT.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pepco Holdings, Inc.

Information required by this Item 12 will be (i) incorporated by reference to Pepco Holdings’ definitive proxy statement with respect to its 2015 Annual Meeting of Stockholders or (ii) provided in an amendment to this Form 10-K, to be filed with the SEC on or before April 30, 2015.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH THE REDUCED FILING FORMAT.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pepco Holdings, Inc.

Information required by this Item 13 will be (i) incorporated by reference to Pepco Holdings’ definitive proxy statement with respect to its 2015 Annual Meeting of Stockholders or (ii) provided in an amendment to this Form 10-K, to be filed with the SEC on or before April 30, 2015.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH THE REDUCED FILING FORMAT.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pepco Holdings, Pepco, DPL and ACE

Audit Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of the annual financial statements of Pepco Holdings and its subsidiary reporting companies for the 2014 and 2013 fiscal years, reviews of the financial statements included in the 2014 and 2013 Forms 10-Q of Pepco Holdings and its subsidiary reporting companies, reviews of other public filings, comfort letters and other attest services were $5,812,671 and $6,462,474, respectively. The amount for 2013 includes $282,058 to reflect actual invoices received that were less than the estimated invoices included within the 2013 audit amount that was disclosed in Pepco Holdings’ proxy statement for the 2014 Annual Meeting of Stockholders.

Audit-Related Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for audit-related services rendered for the 2014 and 2013 fiscal years were $654,962 and $497,177, respectively. These fees generally consisted of amounts billed in connection with advice and recommendations related to financial and accounting systems implementation and for attest services performed in connection with public service commission rate case filings. In addition, the amount for the 2014 fiscal year included $330,826 for merger-related due diligence and audit services.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for tax services rendered for the 2014 and 2013 fiscal years were $759,767 and $1,292,685, respectively. These services generally consisted of tax compliance, tax advice and tax planning. In addition, the amounts for the 2014 and 2013 fiscal years included $363,048 and $560,236 in fees for assistance with issues related to the evaluation of potential settlement scenarios with respect to the former cross-border energy lease investments.

All Other Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for services other than those covered under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” were $7,200 for each of the 2014 and 2013 fiscal years. These fees for 2014 and 2013 represented the costs of an online accounting and financial reporting research tool.

All of the services described in “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were approved in advance by the Audit Committee, in accordance with the Audit Committee Policy on the Approval of Services Provided By the Independent Auditor, which has been filed as Exhibit 99 to this Form 10-K.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents List

1. Financial Statements

Pepco Holdings, Inc.

Consolidated Statements of Income (Loss) for each of the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for each of the years ended December 31, 2014, 2013 and 2012

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Cash Flows for each of the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Equity for each of the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

Potomac Electric Power Company

Statements of Income for each of the years ended December 31, 2014, 2013 and 2012

Balance Sheets as of December 31, 2014 and 2013

Statements of Cash Flows for each of the years ended December 31, 2014, 2013 and 2012

Statements of Equity for each of the years ended December 31, 2014, 2013 and 2012

Notes to Financial Statements

Delmarva Power & Light Company

Statements of Income for each of the years ended December 31, 2014, 2013 and 2012

Balance Sheets as of December 31, 2014 and 2013

Statements of Cash Flows for each of the years ended December 31, 2014, 2013 and 2012

Statements of Equity for each of the years ended December 31, 2014, 2013 and 2012

Notes to Financial Statements

Atlantic City Electric Company

Consolidated Statements of Income for each of the years ended December 31, 2014, 2013 and 2012

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Cash Flows for each of the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Equity for each of the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The financial statement schedules specified by Regulation S-X, other than those listed below, are omitted because either they are not applicable or the required information is presented in the financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

	Registrants
Item	Pepco Holdings	Pepco	DPL	ACE
Schedule I, Condensed Financial Information of Parent Company	352	N/A	N/A	N/A
Schedule II, Valuation and Qualifying Accounts	357	357	358	358

Schedule I, Condensed Financial Information of Parent Company is submitted below.

PEPCO HOLDINGS, INC. (Parent Company)

STATEMENTS OF INCOME (LOSS)

	For the Year Ended December 31,
	2014	2013	2012
	(millions of dollars, except share data)
Operating Revenue	$—	$—	$—

Operating Expenses
Other operation and maintenance	31	1	1

Total operating expenses	31	1	1

Operating Loss	(31)	(1)	(1)
Other Income (Expenses)
Interest expense	(43)	(42)	(33)
Income from equity investments	291	204	237

Total other income	248	162	204

Income from Continuing Operations Before Income Tax	217	161	203
Income Tax (Benefit) Expense Related to Continuing Operations	(25)	51	(15)

Net Income from Continuing Operations	242	110	218
(Loss) Income from Discontinued Operations, net of Income Taxes	—	(322)	67

Net Income (Loss)	$242	$(212)	$285

Comprehensive Income (Loss)	$230	$(198)	$300

Earnings Per Share
Basic earnings per share of common stock from Continuing Operations	$0.96	$0.45	$0.95
Basic (loss) earnings per share of common stock from Discontinued Operations	—	(1.31)	0.30

Basic earnings (loss) per share of common stock	$0.96	$(0.86)	$1.25

Diluted earnings per share of common stock from Continuing Operations	$0.96	$0.45	$0.95
Diluted (loss) earnings per share of common stock from Discontinued Operations	—	(1.31)	0.29

Diluted earnings (loss) per share of common stock	$0.96	$(0.86)	$1.24

The accompanying Notes are an integral part of these Financial Statements.

PEPCO HOLDINGS, INC. (Parent Company)

BALANCE SHEETS

	As of December 31,
	2014	2013
	(millions of dollars, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65	$—
Prepayments of income taxes	152	151
Accounts receivable and other	9	28

Total Current Assets	226	179

INVESTMENTS AND OTHER ASSETS
Goodwill	1,398	1,398
Investment in consolidated companies	4,256	3,935
Other	84	37

Total Investments and Other Assets	5,738	5,370

TOTAL ASSETS	$5,964	$5,549

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term debt	$287	$24
Current portion of long-term debt	250	—
Interest and taxes accrued	9	10
Accounts payable due to associated companies	13	1

Total Current Liabilities	559	35

DEFERRED CREDITS
Notes payable due to subsidiary companies	494	491
Liabilities and accrued interest related to uncertain tax positions	4	3

Total Deferred Credits	498	494

LONG-TERM DEBT	456	705

COMMITMENTS AND CONTINGENCIES (NOTE 4)
PREFERRED STOCK
Series A preferred stock, $.01 par value, 18,000 shares authorized, 12,600 and zero shares outstanding, respectively	129	—

EQUITY
Common stock, $.01 par value—400,000,000 shares authorized, 252,728,684 and 250,324,898 shares outstanding, respectively	3	3
Premium on stock and other capital contributions	3,800	3,751
Accumulated other comprehensive loss	(46)	(34)
Retained earnings	565	595

Total Equity	4,322	4,315

TOTAL LIABILITIES AND EQUITY	$5,964	$5,549

The accompanying Notes are an integral part of these Financial Statements.

PEPCO HOLDINGS, INC. (Parent Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
OPERATING ACTIVITIES
Net income (loss)	$242	$(212)	$285
Loss (income) from discontinued operations, net of income taxes	—	322	(67)
Adjustments to reconcile net income to net cash from operating activities:
Distributions from related parties less than earnings	(149)	(127)	(52)
Deferred income taxes	(5)	(7)	(31)
Other	18	—	—
Changes in:
Prepaid and other	13	2	(23)
Accounts payable	1	6	6
Interest and taxes	—	(141)	39
Other assets and liabilities	1	3	4

Net Cash From (Used By) Operating Activities	121	(154)	161

FINANCING ACTIVITIES
Dividends paid on common stock	(272)	(270)	(248)
Common stock issued for the Direct Stock Purchase and Dividend Reinvestment Plan and employee-related compensation	34	50	51
Issuances of common stock	—	324	—
Issuances of Series A preferred stock	126	—	—
Capital contributions to subsidiaries, net	(210)	(250)	(110)
Decrease in notes receivable from associated companies	—	—	154
Increase in notes payable due to associated companies	3	491	—
Issuances (repayments) of short-term debt, net	263	(240)	(201)
Issuance of term loan	—	250	200
Repayments of term loans	—	(450)	—
Costs of issuances	—	(13)	(2)

Net Cash Used By Financing Activities	(56)	(108)	(156)

Net Increase (Decrease) In Cash and Cash Equivalents	65	(262)	5
Cash and Cash Equivalents at Beginning of Year	—	262	257

CASH AND CASH EQUIVALENTS AT END OF YEAR	$65	$—	$262

The accompanying Notes are an integral part of these Financial Statements.

NOTES TO FINANCIAL INFORMATION

(1) BASIS OF PRESENTATION

Pepco Holdings, Inc. (Pepco Holdings or PHI) is a holding company and conducts substantially all of its business operations through its subsidiaries. These condensed financial statements and related footnotes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and notes thereto of Pepco Holdings included in Part II, Item 8 of this Form 10-K.

Pepco Holdings owns 100% of the common stock of all its significant subsidiaries.

(2) RECLASSIFICATIONS

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

(3) DEBT

For information concerning Pepco Holdings’ long-term debt obligations, see Note (10), “Debt,” to the consolidated financial statements of Pepco Holdings.

(4) COMMITMENTS AND CONTINGENCIES

For information concerning Pepco Holdings’ material contingencies and guarantees, see Note (16), “Commitments and Contingencies” to the consolidated financial statements of Pepco Holdings.

Pepco Holdings guarantees the obligations of Pepco Energy Services, Inc., its wholly owned subsidiary, under certain contracts in its energy savings performance contracting businesses and underground transmission and distribution construction business. At December 31, 2014, Pepco Holdings’ guarantees of Pepco Energy Services’ obligations under these contracts totaled $336 million. PHI also guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for construction projects in these businesses. These guarantees totaled $185 million at December 31, 2014.

In addition, Pepco Holdings guarantees certain obligations of Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL), and Atlantic City Electric Company (ACE) under surety bonds obtained by these subsidiaries, for construction projects and self-insured workers compensation matters. These guarantees totaled $53 million at December 31, 2014.

Pepco Holdings, pursuant to an intercompany guarantee agreement with Potomac Capital Investment Corporation (PCI), guarantees certain intercompany obligations of PCI to its subsidiaries. This guarantee totaled $725 million at December 31, 2014.

(5) INVESTMENT IN CONSOLIDATED COMPANIES

Pepco Holdings’ majority owned subsidiaries are recorded using the equity method of accounting. A breakout of the balance in Investment in consolidated companies is as follows:

	2014	2013
	(millions of dollars)
Conectiv, LLC (a)	$1,984	$1,730
Potomac Electric Power Company	2,087	1,922
Potomac Capital Investment Corporation	30	29
Pepco Energy Services, Inc.	153	250
PHI Service Company	2	4

Total investment in consolidated companies	$4,256	$3,935

(a)	Conectiv, LLC is the parent company of Delmarva Power & Light Company and Atlantic City Electric Company.

(6) DISCONTINUED OPERATIONS

During 2013, PHI completed the termination of its interest in its cross-border energy lease investments and, as a result, these investments have been accounted for as discontinued operations.

In December 2009, PHI announced the wind-down of the retail energy supply component of the Pepco Energy Services business which was comprised of the retail electric and natural gas supply businesses. In 2013, Pepco Energy Services completed the wind-down and, accordingly, the operations of Pepco Energy Services’ retail electric and natural gas supply businesses have been classified as discontinued operations.

(7) RELATED PARTY TRANSACTIONS

As of December 31, 2014 and 2013, PHI had the following balances on its balance sheets due (to) from related parties:

	2014	2013
	(millions of dollars)
(Payable to) Receivable from Related Party (current) (a)
Conectiv Communications, Inc.	$(4)	$(4)
PHI Service Company	(10)	3
Other	1	—

Total	$(13)	$(1)

Payable to Related Party (non-current) (b)
Potomac Capital Investment Corporation	$(494)	$(491)

Money Pool Balance (included in cash and cash equivalents)	$65	$—

(a)	Included in Accounts payable due to associated companies.
(b)	Included in Notes payable due to subsidiary companies.

(8) DIVIDEND RESTRICTIONS

PHI, on a stand-alone basis, generates no operating income of its own. Accordingly, its ability to pay dividends to its shareholders depends on dividends received from its subsidiaries. In addition to their future financial performance, the ability of PHI’s direct and indirect subsidiaries to pay dividends is subject to limits imposed by: (i) state corporate laws, which impose limitations on the funds that can be used to pay dividends and, in the case of ACE, the regulatory requirement that it obtain the prior approval of the New Jersey Board of Public Utilities before dividends can be paid if its equity as a percent of its total capitalization, excluding securitization debt, falls below 30%; (ii) the prior rights of holders of mortgage bonds and other long-term debt issued by the subsidiaries, and any other restrictions imposed in connection with the incurrence of liabilities; and (iii) certain provisions of ACE’s charter that impose restrictions on payment of common stock dividends for the benefit of preferred stockholders. Pepco, DPL and ACE have no shares of preferred stock outstanding at December 31, 2014. Currently, the capitalization ratio limitation to which ACE is subject and the restriction in the ACE charter do not limit ACE’s ability to pay common stock dividends. As further described in Note (10), “Debt,” to the consolidated financial statements of Pepco Holdings, PHI, Pepco, DPL and ACE have restrictions on total indebtedness in relation to total capitalization under the credit facility.

PHI had approximately $565 million and $595 million of retained earnings free of restrictions at December 31, 2014 and 2013, respectively. These amounts represent the total retained earnings balances at those dates. The amount of restricted net assets for PHI’s consolidated subsidiaries at December 31, 2014 is $2,547 million.

Schedule II, Valuation and Qualifying Accounts, for each registrant is submitted below.

Pepco Holdings, Inc.

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(millions of dollars)
Year Ended December 31, 2014 Allowance for uncollectible accounts—customer and other accounts receivable	$38	$46	$9	$(53)	$40
Year Ended December 31, 2013 Allowance for uncollectible accounts—customer and other accounts receivable	$34	$37	$5	$(38)	$38
Year Ended December 31, 2012 Allowance for uncollectible accounts—customer and other accounts receivable	$43	$35	$8	$(52)	$34

(a)	Collection of accounts previously written off.
(b)	Uncollectible accounts written off.

Potomac Electric Power Company

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(millions of dollars)
Year Ended December 31, 2014 Allowance for uncollectible accounts—customer and other accounts receivable	$16	$17	$2	$(19)	$16
Year Ended December 31, 2013 Allowance for uncollectible accounts—customer and other accounts receivable	$13	$15	$1	$(13)	$16
Year Ended December 31, 2012 Allowance for uncollectible accounts—customer and other accounts receivable	$18	$13	$2	$(20)	$13

(a)	Collection of accounts previously written off.
(b)	Uncollectible accounts written off.

Delmarva Power & Light Company

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(millions of dollars)
Year Ended December 31, 2014 Allowance for uncollectible accounts—customer and other accounts receivable	$12	$13	$4	$(18)	$11
Year Ended December 31, 2013 Allowance for uncollectible accounts—customer and other accounts receivable	$9	$11	$1	$(9)	$12
Year Ended December 31, 2012 Allowance for uncollectible accounts—customer and other accounts receivable	$12	$11	$3	$(17)	$9

(a)	Collection of accounts previously written off.
(b)	Uncollectible accounts written off.

Atlantic City Electric Company

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(millions of dollars)
Year Ended December 31, 2014 Allowance for uncollectible accounts—customer and other accounts receivable	$10	$12	$3	$(16)	$9
Year Ended December 31, 2013 Allowance for uncollectible accounts—customer and other accounts receivable	$11	$11	$3	$(15)	$10
Year Ended December 31, 2012 Allowance for uncollectible accounts—customer and other accounts receivable	$12	$12	$3	$(16)	$11

(a)	Collection of accounts previously written off.
(b)	Uncollectible accounts written off.

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

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

2.1	PHI Pepco DPL ACE	Agreement and Plan of Merger, dated as of April 29, 2014, among PHI, Exelon Corporation and Purple Acquisition Corp.	Exh. 2.1 to PHI’s Form 8-K, 4/30/14.

2.2	PHI Pepco DPL ACE	Amended and Restated Agreement and Plan of Merger, dated as of July 18, 2014, among PHI, Exelon Corporation and Purple Acquisition Corp.	Exh. 2.1 to PHI’s Form 8-K, 7/21/14.

2.3	PHI	Subscription Agreement, dated as of April 29, 2014, between PHI and Exelon Corporation	Exh. 2.2 to PHI’s Form 8-K, 4/30/14.

3.1	PHI	Restated Certificate of Incorporation (filed in Delaware 6/2/05)	Exh. 3.1 to PHI’s Form 10-K, 3/13/06.

3.2	PHI	Certificate of Designation for Series A Non-Voting Non-Convertible Preferred Stock (filed in Delaware 4/30/14)	Exh. 3.1 to PHI’s Form 8-K, 4/30/14.

3.3	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in the District of Columbia)	Exh. 3.1 to Pepco’s Form 10-Q, 5/5/06.

3.4	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in Virginia)	Exh. 3.3 to PHI’s Form 10-Q, 11/4/11.

3.5	DPL	Articles of Restatement of Certificate and Articles of Incorporation (filed in Delaware and Virginia 02/22/07)	Exh. 3.3 to DPL’s Form 10-K, 3/1/07.

3.6	ACE	Restated Certificate of Incorporation (filed in New Jersey 8/09/02)	Exh. B.8.1 to PHI’s Amendment No. 1 to Form U5B, 2/13/03.

3.7	PHI	Bylaws	Exh. 3.6 to PHI’s Form 10-K, 3/1/13.

3.8	Pepco	Bylaws	Exh. 3.2 to Pepco’s Form 10-Q, 5/5/06.

3.9	DPL	Bylaws	Exh. 3.2.1 to DPL’s Form 10-Q, 5/9/05.

3.10	ACE	Bylaws	Exh. 3.2.2 to ACE’s Form 10-Q, 5/9/05.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

4.1	PHI Pepco	Mortgage and Deed of Trust, dated July 1, 1936, of Pepco to The Bank of New York Mellon as successor trustee, securing First Mortgage Bonds of Pepco, and Supplemental Indenture dated July 1, 1936	Exh. B-4 to First Amendment, 6/19/36, to Pepco’s Registration Statement No. 2-2232.

Supplemental Indentures, to the aforesaid Mortgage and Deed of Trust, dated as of

		December 10, 1939	Exh. B to Pepco’s Form 8-K, 1/3/40.

		July 15, 1942	Exh. B-1 to Amendment No. 2, 8/24/42, and B-3 to Post-Effective Amendment, 8/31/42, to Pepco’s Registration Statement No. 2-5032.

		October 15, 1947	Exh. A to Pepco’s Form 8-K, 12/8/47.

		December 31, 1948	Exh. A-2 to Pepco’s Form 10-K, 4/13/49.

		December 31, 1949	Exh. (a)-1 to Pepco’s Form 8-K, 2/8/50.

		February 15, 1951	Exh. (a) to Pepco’s Form 8-K, 3/9/51.

		February 16, 1953	Exh. (a)-1 to Pepco’s Form 8-K, 3/5/53.

		March 15, 1954 and March 15, 1955	Exh. 4-B to Pepco’s Registration Statement No. 2-11627, 5/2/55.

		March 15, 1956	Exh. C to Pepco’s Form 10-K, 4/4/56.

		April 1, 1957	Exh. 4-B to Pepco’s Registration Statement No. 2-13884, 2/5/58.

		May 1, 1958	Exh. 2-B to Pepco’s Registration Statement No. 2-14518, 11/10/58.

		May 1, 1959	Exh. 4-B to Amendment No. 1, 5/13/59, to Pepco’s Registration Statement No. 2-15027.

		May 2, 1960	Exh. 2-B to Pepco’s Registration Statement No. 2-17286, 11/9/60.

		April 3, 1961	Exh. A-1 to Pepco’s Form 10-K, 4/24/61.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		May 1, 1962	Exh. 2-B to Pepco’s Registration Statement No. 2-21037, 1/25/63.

		May 1, 1963	Exh. 4-B to Pepco’s Registration Statement No. 2-21961, 12/19/63.

		April 23, 1964	Exh. 2-B to Pepco’s Registration Statement No. 2-22344, 4/24/64.

		May 3, 1965	Exh. 2-B to Pepco’s Registration Statement No. 2-24655, 3/16/66.

		June 1, 1966	Exh. 1 to Pepco’s Form 10-K, 4/11/67.

		April 28, 1967	Exh. 2-B to Post-Effective Amendment No. 1 to Pepco’s Registration Statement No. 2-26356, 5/3/67.

		July 3, 1967	Exh. 2-B to Pepco’s Registration Statement No. 2-28080, 1/25/68.

		May 1, 1968	Exh. 2-B to Pepco’s Registration Statement No. 2-31896, 2/28/69.

		June 16, 1969	Exh. 2-B to Pepco’s Registration Statement No. 2-36094, 1/27/70.

		May 15, 1970	Exh. 2-B to Pepco’s Registration Statement No. 2-38038, 7/27/70.

		September 1, 1971	Exh. 2-C to Pepco’s Registration Statement No. 2-45591, 9/1/72.

		June 17, 1981	Exh. 2 to Amendment No. 1 to Pepco’s Form 8-A, 6/18/81.

		November 1, 1985	Exh. 2B to Pepco’s Form 8-A, 11/1/85.

		September 16, 1987	Exh. 4-B to Pepco’s Registration Statement No. 33-18229, 10/30/87.

		May 1, 1989	Exh. 4-C to Pepco’s Registration Statement No. 33-29382, 6/16/89.

		May 21, 1991	Exh. 4 to Pepco’s Form 10-K, 3/27/92.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		May 7, 1992	Exh. 4 to Pepco’s Form 10-K, 3/26/93.

		September 1, 1992	Exh. 4 to Pepco’s Form 10-K, 3/26/93.

		November 1, 1992	Exh. 4 to Pepco’s Form 10-K, 3/26/93.

		July 1, 1993	Exh. 4.4 to Pepco’s Registration Statement No. 33-49973, 8/11/93.

		February 10, 1994	Exh. 4 to Pepco’s Form 10-K, 3/25/94.

		February 11, 1994	Exh. 4 to Pepco’s Form 10-K, 3/25/94.

		October 2, 1997	Exh. 4 to Pepco’s Form 10-K, 3/26/98.

		November 17, 2003	Exhibit 4.1 to Pepco’s Form 10-K, 3/11/04.

		March 16, 2004	Exh. 4.3 to Pepco’s Form 8-K, 3/23/04.

		May 24, 2005	Exh. 4.2 to Pepco’s Form 8-K, 5/26/05.

		April 1, 2006	Exh. 4.1 to Pepco’s Form 8-K, 4/17/06.

		November 13, 2007	Exh. 4.2 to Pepco’s Form 8-K, 11/15/07.

		March 24, 2008	Exh. 4.1 to Pepco’s Form 8-K, 3/28/08.

		December 3, 2008	Exh. 4.2 to Pepco’s Form 8-K, 12/8/08.

		March 28, 2012	Exh. 4.2 to Pepco’s Form 8-K, 3/29/12.

		March 11, 2013	Exh. 4.2 to Pepco’s Form 8-K, 3/12/13.

		November 14, 2013	Exh. 4.2 to Pepco’s Form 8-K, 11/15/13.

		March 11, 2014	Exh. 4.2 to Pepco’s Form 8-K, 3/12/14.

4.2	PHI Pepco	Indenture, dated as of July 28, 1989, between Pepco and The Bank of New York Mellon, Trustee, with respect to Pepco’s Medium-Term Note Program	Exh. 4 to Pepco’s Form 8-K, 6/21/90.

4.3	PHI Pepco	Senior Note Indenture, dated November 17, 2003 between Pepco and The Bank of New York Mellon	Exh. 4.2 to Pepco’s Form 8-K, 11/21/03.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		Supplemental Indenture, to the aforesaid Senior Note Indenture, dated March 3, 2008	Exh. 4.3 to Pepco’s Form 10-K, 3/2/09.

4.4	PHI DPL	Mortgage and Deed of Trust of Delaware Power & Light Company to The Bank of New York Mellon (ultimate successor to the New York Trust Company), as trustee, dated as of October 1, 1943 and copies of the First through Sixty-Eighth Supplemental Indentures thereto	Exh. 4-A to DPL’s Registration Statement No. 33-1763, 11/27/85.

		Sixty-Ninth Supplemental Indenture	Exh. 4-B to DPL’s Registration Statement No. 33-39756, 4/03/91.

		Seventieth through Seventy-Fourth Supplemental Indentures	Exhs. 4-B to DPL’s Registration Statement No. 33-24955, 10/13/88.

		Seventy-Fifth through Seventy-Seventh Supplemental Indentures	Exhs. 4-D, 4-E and 4-F to DPL’s Registration Statement No. 33-39756, 4/03/91.

		Seventy-Eighth and Seventy-Ninth Supplemental Indentures	Exhs. 4-E and 4-F to DPL’s Registration Statement No. 33-46892, 4/1/92.

		Eightieth Supplemental Indenture	Exh. 4 to DPL’s Registration Statement No. 33-49750, 7/17/92.

		Eighty-First Supplemental Indenture	Exh. 4-G to DPL’s Registration Statement No. 33-57652, 1/29/93.

		Eighty-Second Supplemental Indenture	Exh. 4-H to DPL’s Registration Statement No. 33-63582, 5/28/93.

		Eighty-Third Supplemental Indenture	Exh. 99 to DPL’s Registration Statement No. 33-50453, 10/1/93.

		Eighty-Fourth through Eighty-Eighth Supplemental Indentures	Exhs. 4-J, 4-K, 4-L, 4-M and 4-N to DPL’s Registration Statement No. 33-53855, 1/30/95.

		Eighty-Ninth and Ninetieth Supplemental Indentures	Exhs. 4-K and 4-L to DPL’s Registration Statement No. 333-00505, 1/29/96.

		Ninety-First Supplemental Indenture	Exh. 4.L to DPL’s Registration Statement No. 333-24059, 3/27/97.

		Ninety-Second Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		Ninety-Third Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Fourth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Fifth Supplemental Indenture	Exh. 4-K to DPL’s Post Effective Amendment No. 1 to Registration Statement No. 333-145691-02, 11/18/08.

		Ninety-Sixth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Seventh Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Eighth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Ninth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundredth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and First Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and Second Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and Third Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and Fourth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and Fifth Supplemental Indenture	Exh. 4.4 to DPL’s Form 8-K, 10/1/09.

		One Hundred and Sixth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/25/11.

		One Hundred and Seventh Supplemental Indenture	Exh. 4.2 to DPL’s Form 10-Q, 8/3/11.

		One Hundred and Eighth Supplemental Indenture	Exh. 4.2 to DPL’s Form 8-K, 6/3/11.

		One Hundred and Ninth Supplemental Indenture	Exh. 4.3 to DPL’s Form 10-Q, 8/7/12.

		One Hundred and Tenth Supplemental Indenture	Exh. 4.2 to DPL’s Form 8-K, 6/20/12.

		One Hundred and Eleventh Supplemental Indenture	Exh. 4.1 to DPL’s Form 10-Q, 8/6/13.

		One Hundred and Twelfth Supplemental Indenture	Exh. 4.2 to DPL’s Form 8-K, 11/8/13.

		One Hundred and Thirteenth Supplemental Indenture	Filed herewith.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		One Hundred and Fourteenth Supplemental Indenture	Exh. 4.3 to DPL’s Form 8-K, 6/3/14.

4.5	PHI DPL	Indenture between DPL and The Bank of New York Mellon Trust Company, N.A. (ultimate successor to Manufacturers Hanover Trust Company), as trustee, dated as of November 1, 1988	Exh. No. 4-G to DPL’s Registration Statement No. 33-46892, 4/1/92.

4.6	PHI ACE	Mortgage and Deed of Trust, dated January 15, 1937, between ACE and The Bank of New York Mellon (formerly Irving Trust Company), as trustee	Exh. 2(a) to ACE’s Registration Statement No. 2-66280, 12/21/79.

Supplemental Indentures, to the aforesaid Mortgage and Deed of Trust, dated as of -

		June 1, 1949	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		July 1, 1950	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		November 1, 1950	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		March 1, 1952	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		January 1, 1953	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		March 1, 1954	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		March 1, 1955	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		January 1, 1957	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		April 1, 1958	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		April 1, 1959	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		March 1, 1961	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		July 1, 1962	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		March 1, 1963	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		February 1, 1966	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		April 1, 1970	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		September 1, 1970	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		May 1, 1971	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		April 1, 1972	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		June 1, 1973	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		January 1, 1975	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		May 1, 1975	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		December 1, 1976	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		January 1, 1980	Exh. 4(e) to ACE’s Form 10-K, 3/25/81.

		May 1, 1981	Exh. 4(a) to ACE’s Form 10-Q, 8/10/81.

		November 1, 1983	Exh. 4(d) to ACE’s Form 10-K, 3/30/84.

		April 15, 1984	Exh. 4(a) to ACE’s Form 10-Q, 5/14/84.

		July 15, 1984	Exh. 4(a) to ACE’s Form 10-Q, 8/13/84.

		October 1, 1985	Exh. 4 to ACE’s Form 10-Q, 11/12/85.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		May 1, 1986	Exh. 4 to ACE’s Form 10-Q, 5/12/86.

		July 15, 1987	Exh. 4(d) to ACE’s Form 10-K, 3/28/88.

		October 1, 1989	Exh. 4(a) to ACE’s Form 10-Q for quarter ended 9/30/89.

		March 1, 1991	Exh. 4(d)(1) to ACE’s Form 10-K, 3/28/91.

		May 1, 1992	Exh. 4(b) to ACE’s Registration Statement No. 33-49279, 1/6/93.

		January 1, 1993	Exh. 4.05(hh) to ACE’s Registration Statement No. 333-108861, 9/17/03.

		August 1, 1993	Exh. 4(a) to ACE’s Form 10-Q, 11/12/93.

		September 1, 1993	Exh. 4(b) to ACE’s Form 10-Q, 11/12/93.

		November 1, 1993	Exh. 4(c)(1) to ACE’s Form 10-K, 3/29/94.

		June 1, 1994	Exh. 4(a) to ACE’s Form 10-Q, 8/14/94.

		October 1, 1994	Exh. 4(a) to ACE’s Form 10-Q, 11/14/94.

		November 1, 1994	Exh. 4(c)(1) to ACE’s Form 10-K, 3/21/95.

		March 1, 1997	Exh. 4(b) to ACE’s Form 8-K, 3/24/97.

		April 1, 2004	Exh. 4.3 to ACE’s Form 8-K, 4/6/04.

		August 10, 2004	Exh. 4 to PHI’s Form 10-Q, 11/8/04.

		March 8, 2006	Exh. 4 to ACE’s Form 8-K, 3/17/06.

		November 6, 2008	Exh. 4.2 to ACE’s Form 8-K, 11/10/08.

		March 29, 2011	Exh. 4.2 to ACE’s Form 8-K, 4/1/11.

		August 18, 2014	Exh. 4.2 to ACE’s Form 8-K, 8/19/14.

4.7	PHI ACE	Indenture, dated as of March 1, 1997 between ACE and The Bank of New York Mellon, as trustee	Exh. 4(e) to ACE’s Form 8-K, 3/24/97.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

4.8	PHI ACE	Senior Note Indenture, dated as of April 1, 2004, with The Bank of New York Mellon, as trustee	Exh. 4.2 to ACE’s Form 8-K, 4/6/04.

4.9	PHI ACE	Indenture, dated as of December 19, 2002 between Atlantic City Electric Transition Funding LLC (ACE Funding) and The Bank of New York Mellon, as trustee	Exh. 4.1 to ACE Funding’s Form 8-K, 12/23/02.

4.10	PHI ACE	2002-1 Series Supplement, dated as of December 19, 2002 between ACE Funding and The Bank of New York Mellon, as trustee	Exh. 4.2 to ACE Funding’s Form 8-K, 12/23/02.

4.11	PHI ACE	2003-1 Series Supplement, dated as of December 23, 2003 between ACE Funding and The Bank of New York Mellon, as trustee	Exh. 4.2 to ACE Funding’s Form 8-K, 12/23/03.

4.12	PHI	Indenture, dated September 6, 2002, between PHI and The Bank of New York Mellon, as trustee	Exh. 4.03 to PHI’s Registration Statement No. 333-100478, 10/10/02.

4.13	PHI Pepco DPL ACE	Corporate Commercial Paper – Master Note	Exh. 4.13 to PHI’s Form 10-K, 2/24/12.

4.14	PHI	Certificate of Series A Non-Voting Non-Convertible Preferred Stock	Exh. 4.1 to PHI’s Form 8-K, 4/30/14.

10.1	ACE	Bondable Transition Property Sale Agreement, dated as of December 19, 2002, between ACE Funding and ACE	Exh. 10.1 to ACE Funding’s Form 8-K, 12/23/02.

10.2	ACE	Bondable Transition Property Servicing Agreement, dated as of December 19, 2002, between ACE Funding and ACE	Exh. 10.2 to ACE Funding’s Form 8-K, 12/23/02.

10.3	PHI	Purchase Agreement, dated as of April 20, 2010, by and among PHI, Conectiv, LLC, Conectiv Energy Holding Company, LLC and New Development Holdings, LLC	Exh. 2.1 to PHI’s Form 8-K, 7/8/10.

10.4	Pepco	Purchase Agreement, dated March 11, 2013, among Pepco and Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Scotia Capital (USA) Inc., as representatives of the several underwriters named therein	Exh. 1.1 to Pepco’s Form 8-K, 3/12/13.

10.5	Pepco	Purchase Agreement, dated November 14, 2013, among Pepco and Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Scotia Capital (USA) Inc., as representatives of the several underwriters named therein	Exh. 1.1 to Pepco’s Form 8-K, 11/15/13.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.6	Pepco	Purchase Agreement, dated March 11, 2014, among Pepco and J.P. Morgan Securities LLC, RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	Exh. 1.1 to Pepco’s Form 8-K, 3/12/14.

10.7	DPL	Purchase Agreement, dated November 7, 2013, among DPL and Citigroup Global Markets Inc., RBS Securities Inc., and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	Exh. 1.1 to DPL’s Form 8-K, 11/8/13.

10.8	DPL	Purchase Agreement, dated June 2, 2014, among DPL, Morgan Stanley & Co. LLC and SunTrust Robinson Humphrey, Inc., as representatives of the several underwriters named therein	Exh. 1.1 to DPL’s Form 8-K, 6/3/14.

10.9	ACE	Purchase Agreement, dated August 18, 2014, among ACE, and each of Barclays Capital Inc. and KeyBanc Capital Markets Inc., as representatives of the several underwriters named therein	Exh. 1.1 to ACE’s Form 8-K, 8/19/14.

10.10	ACE	$100,000,000 Term Loan Agreement by and among ACE, KeyBank National Association, as Administrative Agent, SunTrust Bank, as Documentation Agent, and the Lenders Party Thereto, dated May 10, 2013	Exh. 10 to ACE’s Form 8-K, 5/10/13.

10.11	PHI	$250,000,000 Term Loan Agreement by and among PHI, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Documentation Agent, and the Lenders Party Thereto, dated March 28, 2013	Exh. 10 to PHI’s Form 8-K, 3/28/13.

10.12	PHI Pepco DPL ACE	Second Amended and Restated Credit Agreement, dated as of August 1, 2011, by and among PHI, Pepco, DPL and ACE, the lenders party thereto, Wells Fargo Bank, National Association, as agent, issuer and swingline lender, Bank of America, N.A., as syndication agent and issuer, The Royal Bank of Scotland plc and Citicorp USA, Inc., as co-documentation agents, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as active joint lead arrangers and joint book runners, and Citigroup Global Markets Inc. and RBS Securities, Inc. as passive joint lead arrangers and joint book runners	Exh. 10.1 to PHI’s Form 10-Q, 8/3/11.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.12.1	PHI Pepco DPL ACE	First Amendment, dated as of August 2, 2012, to Second Amended and Restated Credit Agreement, dated as of August 1, 2011, by and among PHI, Pepco, DPL and ACE, the various financial institutions party thereto, Wells Fargo Bank, National Association, as agent, issuer of letters of credit and swingline lender, Bank of America, N.A., as syndication agent and issuer of letters of credit, and The Royal Bank of Scotland plc and Citibank, N.A., as co-documentation agents	Exh. 10.25.1 to PHI’s Form 10-K, 3/1/13.

10.12.2	PHI Pepco DPL ACE	Amendment and Consent to Second Amended and Restated Credit Agreement, dated as of May 20, 2014, by and among PHI, Pepco, DPL, ACE, the various financial institutions from time to time party thereto, Bank of America, N.A. and Wells Fargo Bank, National Association.	Exh. 10.1 to PHI’s Form 8-K, 5/20/14.

10.13	DPL	Reoffering Agreement, dated May 18, 2011, by and among DPL and Morgan Stanley & Co. Incorporated, as remarketing agent, and Morgan Stanley & Co. Incorporated, as underwriter	Exh. 1.1 to DPL’s Form 8-K, 6/3/11.

10.14	PHI Pepco DPL ACE	Form of Issuing and Paying Agency Agreement, dated August 28, 2014, between Bank of America, National Association, and each Reporting Company	Filed herewith.

10.15	PHI	Employment Agreement of Joseph M. Rigby, dated December 20, 2011 (including forms of Restricted Stock Unit Award Agreements contained therein)*	Exh. 10 to PHI’s Form 8-K, 12/27/11.

10.15.1	PHI	Amendment to the 2013 Performance-Based Restricted Stock Unit Award Agreement, effective as of October 25, 2013*	Exh. 10.2 to PHI’s Form 8-K, 10/25/13.

10.16	PHI	Employment Extension Agreement, by and between PHI and Joseph M. Rigby, effective April 29, 2014*	Exh. 10.1 to PHI’s Form 8-K, 5/2/14.

10.17	PHI	Letter Agreement between Pepco Holdings, Inc. and Frederick J. Boyle*	Exh. 10 to PHI’s Form 8-K, 3/26/12.

10.18	PHI	Employment Agreement, dated September 7, 2012, by and between PHI and Kevin C. Fitzgerald (including forms of Restricted Stock Unit Award Agreements contained therein)*	Exh. 10.1 to PHI’s Form 10-Q, 11/6/12.

10.19	PHI	Pepco Holdings, Inc. Amended and Restated Annual Executive Incentive Compensation Plan*	Exh. 10.30.1 to PHI’s Form 10-K, 2/24/12.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.19.1	PHI	Amendment to Pepco Holdings, Inc. Amended and Restated Annual Executive Incentive Compensation Plan*	Filed herewith.

10.20	PHI	Pepco Holdings, Inc. Long-Term Incentive Plan (as amended and restated)*	Exh. 10.5 to PHI’s Form 10-K, 3/2/09.

10.20.1	PHI	Amendment to the Pepco Holdings, Inc. Long-Term Incentive Plan*	Exh. 10.2.1 to PHI’s Form 10-K, 2/24/12.

10.21	PHI	Pepco Holdings, Inc. 2012 Long-Term Incentive Plan*	Exh. 10.10 to PHI’s Form 10-K, 3/1/13.

10.21.1	PHI	Amendment to Pepco Holdings, Inc. 2012 Long-Term Incentive Plan, effective as of March 28, 2014*	Exh. 10.2.2 to PHI’s Form 10-Q, 5/7/14.

10.21.2	PHI	Second Amendment to Pepco Holdings, Inc. 2012 Long-Term Incentive Plan*	Filed herewith.

10.22	PHI	Form of Restricted Stock Unit Agreement (Director Award) under the PHI 2012 Long-Term Incentive Plan*	Exh. 10.4 to PHI’s Form 10-Q, 8/7/12.

10.23	PHI	Form of 2013 Restricted Stock Unit Agreement (Time-Vested) under the PHI 2012 Long-Term Incentive Plan*	Exh. 10.50 to PHI’s Form 10-K, 3/1/13.

10.24	PHI	Form of 2014 Restricted Stock Unit Agreement (Time-Vested) under the PHI 2012 Long-Term Incentive Plan*	Exh. 10.3 to PHI’s Form 10-Q, 5/7/14.

10.25	PHI	Form of 2013 Restricted Stock Unit Agreement (Time-Vested) under the PHI 2012 Long-Term Incentive Plan for Joseph M. Rigby*	Exh. 10.3 to PHI’s Form 10-Q, 5/2/13.

10.26	PHI	Form of 2014 Restricted Stock Unit Agreement (Time-Vested) under the PHI 2012 Long-Term Incentive Plan for Joseph M. Rigby*	Exh. 10.4 to PHI’s Form 10-Q, 5/7/14.

10.27	PHI	Form of 2013 Restricted Stock Unit Agreement (Time-Vested) under the PHI 2012 Long-Term Incentive Plan for Kevin C. Fitzgerald*	Exh. 10.4 to PHI’s Form 10-Q, 5/2/13.

10.28	PHI	Form of 2014 Restricted Stock Unit Agreement (Time-Vested) under the PHI 2012 Long-Term Incentive Plan for Kevin C. Fitzgerald*	Exh. 10.5 to PHI’s Form 10-Q, 5/7/14.

10.29	PHI	Form of 2013 Restricted Stock Unit Agreement (Performance-Based/162(m)) under the PHI 2012 Long-Term Incentive Plan*	Exh. 10.51 to PHI’s Form 10-K, 3/1/13.

10.30	PHI	Form of 2014 Restricted Stock Unit Agreement (Performance-Based/162(m)) under the PHI 2012 Long-Term Incentive Plan*	Exh. 10.6 to PHI’s Form 10-Q, 5/7/14.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.31	PHI	Form of 2013 Restricted Stock Unit Agreement (Performance Based/162(m)) under the PHI 2012 Long-Term Incentive Plan for Joseph M. Rigby*	Exh. 10.8 to PHI’s Form 10-Q, 5/2/13.

10.32	PHI	Form of 2014 Restricted Stock Unit Agreement (Performance-Based/162(m)) under the PHI 2012 Long-Term Incentive Plan for Joseph M. Rigby*	Exh. 10.7 to PHI’s Form 10-Q, 5/7/14.

10.33	PHI	Form of 2013 Restricted Stock Unit Agreement (Performance Based/162(m)) under the PHI 2012 Long-Term Incentive Plan for Kevin C. Fitzgerald*	Exh. 10.9 to PHI’s Form 10-Q, 5/2/13.

10.34	PHI	Form of 2014 Restricted Stock Unit Agreement (Performance-Based/162(m)) under the PHI 2012 Long-Term Incentive Plan for Kevin C. Fitzgerald*	Exh. 10.8 to PHI’s Form 10-Q, 5/7/14.

10.35	PHI	Form of 2013 Restricted Stock Unit Agreement (Performance-Based/Non-162(m)) under the PHI 2012 Long-Term Incentive Plan*	Exh. 10.52 to PHI’s Form 10-K, 3/1/13.

10.36	PHI	Form of 2014 Restricted Stock Unit Agreement (Performance-Based/Non-162(m)) under the PHI 2012 Long-Term Incentive Plan*	Exh. 10.9 to PHI’s Form 10-Q, 5/7/14.

10.37	PHI	Form of Restricted Stock Award Agreement (Performance-Based/162(m)) under the 2012 Long-Term Incentive Plan*	Exh. 10.2 to PHI’s Form 10-Q, 10/31/14.

10.38	PHI	Pepco Holdings, Inc. Second Revised and Restated Executive and Director Deferred Compensation Plan*	Exh. 10.31.1 to PHI’s Form 10-K, 2/24/12.

10.39	PHI Pepco	Potomac Electric Power Company Director and Executive Deferred Compensation Plan*	Exh. 10.22 to PHI’s Form 10-K, 3/28/03.

10.40	PHI	Conectiv Deferred Compensation Plan*	Exh. 10.1 to PHI’s Form 10-Q, 8/6/04.

10.41	PHI	Form of 2014 Non-Management Director Compensation Election Agreement*	Exh. 10.42 to PHI’s Form 10-K, 2/28/14.

10.42	PHI	Form of 2015 Non-Management Director Compensation Election Agreement*	Filed herewith.

10.43	PHI	Form of 2014 Executive and Director Deferred Compensation Plan Executive Deferral Agreement*	Exh. 10.43 to PHI’s Form 10-K, 2/28/14.

10.44	PHI	Form of 2015 Executive and Director Deferred Compensation Plan Executive Deferral Agreement*	Filed herewith.

10.45	PHI	Non-Management Director Compensation Arrangements*	Exh. 10.13 to PHI’s Form 10-K, 3/1/13.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.46	PHI Pepco	Change-in-Control Severance Plan for Certain Executive Employees*	Exh. 10.25 to PHI’s Form 10-K, 3/2/09.

10.46.1	PHI Pepco	Amended and Restated Change in Control / Severance Plan for Certain Executive Employees*	Exh. 10 to PHI’s Form 8-K, 7/31/13.

10.47	PHI	Pepco Holdings, Inc. Combined Executive Retirement Plan*	Exh. 10.28 to PHI’s Form 10-K, 3/2/09.

10.47.1	PHI	Amendment to the Pepco Holdings, Inc. Combined Executive Retirement Plan*	Exh. 10.3 to PHI’s Form 10-Q, 8/3/11.

10.48	PHI	The Pepco Holdings, Inc. 2011 Supplemental Executive Retirement Plan*	Exh. 10.2 to PHI’s Form 10-Q, 8/3/11.

10.49	PHI DPL ACE	Conectiv Supplemental Executive Retirement Plan*	Exh. 10.10 to PHI’s Form 10-K, 3/2/09.

10.49.1	PHI DPL ACE	Amendment to the Conectiv Supplemental Executive Retirement Plan*	Exh. 10.4 to PHI’s Form 10-Q, 8/3/11.

10.50	PHI	PHI Named Executive Officer 2014 Compensation Determinations*	Exh. 10.51 to PHI’s Form 10-K, 2/28/14.

10.51	PHI	PHI Named Executive Officer 2015 Compensation Determinations and Other Compensation Information*	Filed herewith.

10.52	PHI	Restricted Stock Award Agreement, by and between PHI and Joseph M. Rigby, effective April 30, 2014 (Immediate Vesting) *	Exh. 10.2 to PHI’s Form 8-K, 5/2/14.

10.53	PHI	Restricted Stock Award Agreement, by and between PHI and Joseph M. Rigby, effective April 30, 2014*	Exh. 10.3 to PHI’s Form 8-K, 5/2/14.

10.54	PHI	Pepco Holdings, Inc. 2014 Management Employee Severance Plan*	Exh. 10.4 to PHI’s Form 8-K, 5/2/14.

10.55	Pepco	Asset Purchase and Sale Agreement for Generating Plants and Related Assets, dated as of June 7, 2000, by and between Pepco and Southern Energy, Inc.	Exh. 10 to Pepco’s Form 8-K, 6/13/00.

10.55.1	Pepco	Amendment No. 1 to the Asset Purchase and Sale Agreement for Generating Plants and Related Assets, dated September 18, 2000, by and between Pepco and Southern Energy, Inc.	Exh. 10.1 to Pepco’s Form 8-K, 12/9/00.

10.55.2	Pepco	Amendment No. 2 to the Asset Purchase and Sale Agreement for Generating Plants and Related Assets, dated December 19, 2000, by and between Pepco and Southern Energy, Inc.	Exh. 10.2 to Pepco’s Form 8-K, 12/9/00.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

11	PHI	Statements Re: Computation of Earnings Per Common Share	**

12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.

12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.

12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.

12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.

21	PHI	Subsidiaries of the Registrant	Filed herewith.

23.1	PHI	Consent of Independent Registered Public Accounting Firm	Filed herewith.

23.2	Pepco	Consent of Independent Registered Public Accounting Firm	Filed herewith.

23.3	DPL	Consent of Independent Registered Public Accounting Firm	Filed herewith.

23.4	ACE	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

99	PHI	Audit Committee Policy on the Approval of Services Provided By the Independent Auditor	Filed herewith.

101. INS	PHI Pepco DPL ACE	XBRL Instance Document	Filed herewith.

101. SCH	PHI Pepco DPL ACE	XBRL Taxonomy Extension Schema Document	Filed herewith.

101. CAL	PHI Pepco DPL ACE	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

101. DEF	PHI Pepco DPL ACE	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101. LAB	PHI Pepco DPL ACE	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	PHI Pepco DPL ACE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Management contract or compensatory plan or arrangement.
**	The information required by this Exhibit is set forth in Note (12), “Stock-Based Compensation, Dividend Restrictions and Calculations of Earnings Per Share of Common Stock,” of the consolidated financial statements of Pepco Holdings, Inc. included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Regulation S-K Item 10(d) requires registrants to identify the physical location, by SEC file number reference, of all documents incorporated by reference that are not included in a registration statement and have been on file with the SEC for more than five years. The SEC file number references for PHI and each of its subsidiaries that are currently registrants, Conectiv and ACE Funding are provided below:

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

(b) Exhibits.

The list of exhibits filed or furnished with this Form 10-K are set forth on the exhibit index appearing at the end of this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEPCO HOLDINGS, INC. (Registrant)

February 26, 2015	By	/s/ JOSEPH M. RIGBY
Joseph M. Rigby Chairman of the Board, President and Chief Executive Officer

POTOMAC ELECTRIC POWER COMPANY (Pepco) (Registrant)

February 26, 2015	By	/s/ DAVID M. VELAZQUEZ
David M. Velazquez, President and Chief Executive Officer

DELMARVA POWER & LIGHT COMPANY (DPL) (Registrant)

February 26, 2015	By	/s/ DAVID M. VELAZQUEZ
David M. Velazquez, President and Chief Executive Officer

ATLANTIC CITY ELECTRIC COMPANY (ACE) (Registrant)

February 26, 2015	By	/s/ DAVID M. VELAZQUEZ
David M. Velazquez, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the above named registrants and in the capacities and on the dates indicated:

/s/ JOSEPH M. RIGBY Joseph M. Rigby	Chairman of the Board, President and Chief Executive Officer of Pepco Holdings, Director of Pepco, DPL and ACE (Principal Executive Officer of Pepco Holdings)	February 26, 2015

/s/ DAVID M. VELAZQUEZ David M. Velazquez	President and Chief Executive Officer of Pepco, DPL and ACE, Director of Pepco and DPL (Principal Executive Officer of Pepco, DPL and ACE)	February 26, 2015

/s/ FRED BOYLE Frederick J. Boyle

Senior Vice President and Chief Financial

Officer of Pepco Holdings, Pepco, and

DPL, Chief Financial Officer of ACE and

Director of Pepco

(Principal Financial

Officer of Pepco Holdings, Pepco, DPL and ACE)

February 26, 2015

/s/ RONALD K. CLARK Ronald K. Clark	Vice President and Controller of Pepco Holdings, Pepco and DPL and Controller of ACE (Principal Accounting Officer of Pepco Holdings, Pepco, DPL and ACE)	February 26, 2015

Signature	Title	Date

/s/ PAUL M. BARBAS	Director, Pepco Holdings	February 26, 2015
Paul M. Barbas

/s/ J.B. DUNN	Director, Pepco Holdings	February 26, 2015
Jack B. Dunn, IV

/s/ H. RUSSELL FRISBY, JR.	Director, Pepco Holdings	February 26, 2015
H. Russell Frisby, Jr.

/s/ T. C. GOLDEN	Director, Pepco Holdings	February 26, 2015
Terence C. Golden

/s/ PATRICK T. HARKER	Director, Pepco Holdings	February 26, 2015
Patrick T. Harker

/s/ BARBARA J. KRUMSIEK	Director, Pepco Holdings	February 26, 2015
Barbara J. Krumsiek

/s/ LAWRENCE C. NUSSDORF	Director, Pepco Holdings	February 26, 2015
Lawrence C. Nussdorf

/s/ PATRICIA A. OELRICH	Director, Pepco Holdings	February 26, 2015
Patricia A. Oelrich

/s/ LESTER P. SILVERMAN	Director, Pepco Holdings	February 26, 2015
Lester P. Silverman

/s/ KEVIN C. FITZGERALD	Director, Pepco and DPL	February 26, 2015
Kevin C. Fitzgerald

/s/ CHARLES R. DICKERSON	Director, Pepco	February 26, 2015
Charles R. Dickerson

/s/ WILLIAM M. GAUSMAN	Director, Pepco	February 26, 2015
William M. Gausman

/s/ MICHAEL J. SULLIVAN	Director, Pepco	February 26, 2015
Michael J. Sullivan

INDEX TO EXHIBITS FILED HEREWITH

Exhibit No.	Registrant(s)	Description of Exhibit

4.4	PHI DPL	One Hundred and Thirteenth Supplemental Indenture

10.14	PHI Pepco DPL ACE	Form of Issuing and Paying Agency Agreement, dated August 28, 2014, between Bank of America, National Association, and each Reporting Company

10.19.1	PHI	Amendment to Pepco Holdings, Inc. Amended and Restated Annual Executive Incentive Compensation Plan*

10.21.2	PHI	Second Amendment to Pepco Holdings, Inc. 2012 Long-Term Incentive Plan*

10.42	PHI	Form of 2015 Non-Management Director Compensation Election Agreement*

10.44	PHI	Form of 2015 Executive and Director Deferred Compensation Plan Executive Deferral Agreement*

10.51	PHI	PHI Named Executive Officer 2015 Compensation Determinations and Other Compensation Information*

12.1	PHI	Statements Re: Computation of Ratios

12.2	Pepco	Statements Re: Computation of Ratios

12.3	DPL	Statements Re: Computation of Ratios

12.4	ACE	Statements Re: Computation of Ratios

21	PHI	Subsidiaries of the Registrant

23.1	PHI	Consent of Independent Registered Public Accounting Firm

23.2	Pepco	Consent of Independent Registered Public Accounting Firm

23.3	DPL	Consent of Independent Registered Public Accounting Firm

23.4	ACE	Consent of Independent Registered Public Accounting Firm

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

99	PHI	Audit Committee Policy on the Approval of Services Provided By the Independent Auditor

101. INS	PHI Pepco DPL ACE	XBRL Instance Document

101. SCH	PHI Pepco DPL ACE	XBRL Taxonomy Extension Schema Document

101. CAL	PHI Pepco DPL ACE	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	PHI Pepco DPL ACE	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	PHI Pepco DPL ACE	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	PHI Pepco DPL ACE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

INDEX TO EXHIBITS FURNISHED HEREWITH

32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350