Form 10-K/A
period 2014-12-31
PEPCO HOLDINGS INC
filed 2015-04-24
CIK 1135971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File Number	Exact Name of Registrant as Specified in its Charter, State or Other Jurisdiction of Incorporation, Address of Principal Executive Offices, Zip Code and Telephone Number (Including Area Code)	I.R.S. Employer Identification Number
001-31403	PEPCO HOLDINGS, INC. (Pepco Holdings or PHI), a Delaware corporation 701 Ninth Street, N.W. Washington, D.C. 20068 Telephone: (202) 872-2000	52-2297449

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No  ☐

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

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
☒	☐	☐	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Aggregate Market Value of Voting and Non- Voting Common Equity Held by Non- Affiliates of the Registrant at June 30, 2014	Number of Shares of Common Stock of the Registrant Outstanding at April 1, 2015
$6,893.8 million (a)	253,043,362 ($.01 par value)

(a)	Solely for purposes of calculating this aggregate market value, PHI has defined its affiliates to include (i) those persons who were, as of June 30, 2014, its executive officers, directors and beneficial owners of more than 10% of its common stock, and (ii) such other persons who were deemed, as of June 30, 2014, to be controlled by, or under common control with, PHI or any of the persons described in clause (i) above.

i

EXPLANATORY NOTES

This Amendment No. 1 (this Amendment) to the Annual Report on Form 10-K for the year ended December 31, 2014 (the Original Form 10-K) for Pepco Holdings, Inc., is being filed solely to amend the Original Form 10-K to include the Part III information omitted therefrom in reliance upon General Instruction G(3) thereto. The reference to the definitive proxy statement on the cover page of the Original Form 10-K as a document that may be incorporated by reference has been deleted, references to subsidiary registrants that were included in the Original Form 10-K have been removed, and the number of shares of Pepco Holdings, Inc. common stock has been updated as of a recent practicable date.

Other than as set forth above, no other items or sub-items of the Original Form 10-K are being revised by this Amendment. Information in the Original Form 10-K is generally stated as of December 31, 2014 and this Amendment does not reflect any subsequent information or events other than those described above. As required by Rule 12b-15 under the Exchange Act, Item 15(a)(3) of this Amendment includes the certifications from the Chief Executive Officer and Chief Financial Officer of Pepco Holdings, Inc. required under Rule 13a-14(a) under the Exchange Act (attached hereto as Exhibits 31.1 and 31.2), and they have been abbreviated as permitted under interpretations of the Staff of the Division of Corporation Finance of the SEC. Because no financial statements are contained in this Amendment, the certifications specified by Rule 13a-14(b) under the Exchange Act have not been included.

The section of this Amendment entitled “Compensation/Human Resources Committee Report”:

•	is not deemed to be “soliciting material” or “filed” with the SEC;
•	is not subject to Regulation 14A under the Exchange Act;
•	is not subject to the liabilities of Section 18 of the Exchange Act; and
•	shall not be incorporated by reference or deemed to be incorporated by reference into any filing by the Company under either the Securities Act of 1933 or the Exchange Act, unless otherwise specifically provided for in such filing.

Capitalized terms not otherwise defined in this Amendment shall have the meanings ascribed to them in the Original Form 10-K, including as provided in the section thereof entitled “Glossary of Terms.”

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” “Pepco Holdings” or “PHI” in the Part III information contained in this Amendment are to Pepco Holdings, Inc. without its subsidiaries.

ii

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of Pepco Holdings

Paul M. Barbas, age 57, was President and Chief Executive Officer of DPL Inc., the utility holding company of The Dayton Power and Light Company (DP&L) from October 2006 until December 2011. He also served on the board of directors of DPL Inc. and DP&L from October 2006 to November 2011. He has served as a director of Dynegy, Inc., a publicly traded electricity generation company, since October 2012. Mr. Barbas previously served as Executive Vice President and Chief Operating Officer of Chesapeake Utilities Corporation, a diversified utility company engaged in natural gas distribution, transmission and marketing, propane gas distribution and wholesale marketing and other related services, from 2005 until October 2006, as an Executive Vice President from 2004 until 2005, and as President of Chesapeake Service Company and Vice President of Chesapeake Utilities Corporation, from 2003 until 2004. From 2001 until 2003, Mr. Barbas was Executive Vice President of Allegheny Power, responsible for the operational and strategic functions of Allegheny Energy, Inc.’s regulated utility operations, serving 1.6 million customers with 3,200 employees. Mr. Barbas joined Allegheny Energy in 1999 as President of its Ventures unit. He has been a director of Pepco Holdings since September 25, 2013.

Mr. Barbas’s qualifications for election to the Company’s Board of Directors (the Board) include his perspective and experience as a former President and Chief Executive Officer of a regulated public utility company. Mr. Barbas brings extensive utility, management and oversight experience, having served in executive management positions with various utility and other companies. He also has a broad background in finance and marketing and brings a strong understanding of power operations and energy markets. He contributes significantly to oversight responsibilities on matters relating to executive compensation and compensation strategy and has served as the Chairman of Dynegy, Inc.’s Compensation and Human Resources Committee since October 2012.

Jack B. Dunn, IV, age 64, served as Chief Executive Officer of FTI Consulting, Inc. (FTI), a publicly held, multi-disciplined global consulting firm located in West Palm Beach, Florida, from October 1995 to January 2014, and served as President of FTI from October 2004 to January 2014. He also served as a director of FTI from 1992 to January 2014, and served as its Chairman of the Board from December 1998 to October 2004. He remains a part-time employee of FTI. Mr. Dunn served as a director of Aether Systems, Inc., which became Aether Holdings, Inc., and then NexCen Brands, Inc., from June 2002 through September 2008. Mr. Dunn is also a limited partner in the Baltimore Orioles and a member of the Board of Trustees of Johns Hopkins Medicine. He has been a director of Pepco Holdings since May 21, 2004.

Mr. Dunn’s qualifications for election to the Board include his broad knowledge of corporate finance and his perspective and experience as a former Chief Executive Officer of a global business advisory firm with a particular emphasis on customer service and assisting public companies in the areas of finance and governance, among others. Prior to joining FTI, Mr. Dunn spent over ten years with Legg Mason, Inc., a major regional investment banking firm, where he was Managing Director, Senior Vice President, a member of its broker-dealer’s board of directors and head of its corporate finance group. Prior to his investment banking career, Mr. Dunn practiced corporate and securities law.

H. Russell Frisby, Jr., age 64, since 2009 has been a partner in the Energy, Mining, Transportation and Telecommunications Group of Stinson Leonard Street LLP, a law firm located in Washington, D.C. From 1995 to 1998, he served as Chairman of the Maryland Public Service Commission (the MPSC). Mr. Frisby also was the President and Chief Executive Officer of the Competitive Telecommunications Association from 1998 to 2005 and a partner with the law firms of Kirkpatrick & Lockhart Nicholson Graham LLP from 2005 to 2006 and Fleischman and Harding LLP from 2006 to 2008. He served as a director of PAETEC Holding Corp., a broadband communications provider, from February 2007 until November 2011. Mr. Frisby has been a director of Pepco Holdings since September 27, 2012.

Mr. Frisby’s qualifications for election to the Board include his experience as a regulatory and corporate lawyer, as well as the regulatory, public policy and governmental affairs knowledge that he gained as a Chairman of the MPSC and Chief Executive Officer of a telecommunications industry organization, as well as his prior service as a public company director. Mr. Frisby also lives, works and has served as a director of several non-profit organizations in the Company’s operating territory, and therefore has significant community ties within the region.

Terence C. Golden, age 70, since 2000 has been Chairman of Bailey Capital Corporation in Washington, D.C. Bailey Capital Corporation is a private investment company. From 1995 until May 2000, Mr. Golden was President and Chief Executive Officer of Host Hotels and Resorts (formerly Host Marriott Corporation), the lodging real estate company that includes among its holdings Marriott, Ritz-Carlton, Four Seasons, Hyatt, Hilton, Westin, W, Sheraton and Fairmont hotels. Mr. Golden has also served as a director of Host Hotels and Resorts since 1995. From May 2008 to March 2013, he served as a trustee and member of the Audit Committee of Washington Real Estate Investment Trust. Mr. Golden also serves as a trustee of the Federal City Council. He has been a director of Pepco Holdings since August 1, 2002, and was a director of Potomac Electric Power Company (Pepco), from 1998 until it merged with Conectiv on August 1, 2002.

Mr. Golden’s qualifications for election to the Board include his extensive accounting and financial management experience, as well as his perspective and experience as a former Chief Executive Officer and Chief Financial Officer of Host Hotels and Resorts with responsibility for accounting, cash management, tax and corporate and project financing. In addition to his experience described above, Mr. Golden served as the Chief Financial Officer of the Oliver Carr Company, one of the largest real estate companies in the mid-Atlantic region. Mr. Golden also was national managing partner of Trammell Crow Residential Companies, one of the largest residential development companies in the United States. Mr. Golden lives, works and serves as a director for several non-profit organizations in the Company’s operating territory, and therefore has significant community ties within the region.

Patrick T. Harker, age 56, since 2007 has been President of the University of Delaware (UDel), located in Newark, Delaware. Concurrent with his appointment as President, Dr. Harker was appointed professor of Business Administration in the Alfred Lerner College of Business and Economics and a professor of Civil and Environmental Engineering in UDel’s College of Engineering. From 2000 to 2007, he was Dean of the Wharton School of the University of Pennsylvania and served as a Professor of Electrical and Systems Engineering in the University of Pennsylvania’s School of Engineering and Applied Science. Dr. Harker served as a Trustee of the Goldman Sachs Trust and Goldman Sachs Variable Insurance Trust from 2000 through September 2010. From 2004 to 2009, he was a member of the Board of Managers of the Goldman Sachs Hedge Fund Partners Registered Fund LLC. Dr. Harker was a member of the Board of Trustees of Howard University from May 2009 to June 2013. He has served as a director of Huntsman Corporation, a global manufacturer of chemical products, since March 2010 and was elected as a director of the Federal Reserve Bank of Philadelphia in January 2012. Dr. Harker has been a director of Pepco Holdings since May 15, 2009. On March 6, 2015, Dr. Harker notified PHI of his intention to resign from the Board effective as of June 30, 2015, as required by his election as President of the Federal Reserve Bank of Philadelphia effective July 1, 2015.

Dr. Harker’s qualifications for election to the Board include his leadership skills and public and government affairs experience. Holding a Ph.D. in engineering and as the former Dean of the Wharton School, Dr. Harker brings to the Board a unique blend of technical expertise and business knowledge. Through his experience on the Board of Trustees of the Goldman Sachs Trust, Dr. Harker also contributes a strong background in capital markets. Dr. Harker lives, works and serves as a director for several non-profit organizations in the Company’s operating territory, and therefore has significant community ties within the region.

Barbara J. Krumsiek, age 62, from 2006 to April 2015 was Chair of Calvert Investments, Inc. (Calvert), an investment management and research firm based in Bethesda, Maryland. Ms. Krumsiek was President and Chief

Executive Officer of Calvert from 1997 to 2014. Calvert offers a range of fixed income, money market and equity mutual funds including a full family of socially responsible mutual funds. Ms. Krumsiek has been a director of Pepco Holdings since May 18, 2007.

Ms. Krumsiek’s qualifications for election to the Board include her financial knowledge from an investor standpoint and her insights as a former Chief Executive Officer, including her familiarity with issues of corporate governance, compensation, risk assessment and technology. Ms. Krumsiek served as Chief Executive Officer of Calvert for 17 years, after 23 years of experience with Alliance Capital Management. In her capacity as CEO of Calvert, she oversaw all aspects of corporate operations, including strategic planning, compliance and risk management, financial management, financial statement preparation, and information technology. Ms. Krumsiek also has experience with environmental and corporate social responsibility issues. Ms. Krumsiek lives and works in the Company’s operating territory, is a former Chair of the Greater Washington Board of Trade, and serves as a director for several other non-profit organizations in the Company’s operating territory, and therefore has significant community ties within the region.

Lawrence C. Nussdorf, age 68, since 1998 has been President and Chief Operating Officer of Clark Enterprises, Inc., a privately held investment and real estate company based in Bethesda, Maryland, whose interests include Clark Construction Group, LLC, a general contracting company, of which Mr. Nussdorf has been Vice President and Treasurer since 1977. He served as a director of CapitalSource Inc. from March 2007 through April 2010. Since September 2010, Mr. Nussdorf has served as a director of Leidos Holdings, Inc. (formerly SAIC, Inc.), a science and technology solutions company. He has been a director of Pepco Holdings since August 1, 2002, and was a director of Pepco from 2001 until it merged with Conectiv on August 1, 2002.

Mr. Nussdorf’s qualifications for election to the Board include his perspectives as a board member of two other New York Stock Exchange (NYSE)-listed companies and as a long-serving Chief Operating Officer and former Chief Financial Officer. In addition to being the current President and Chief Operating Officer of Clark Enterprises, Mr. Nussdorf served for over 30 years as Chief Financial Officer. He has been at the forefront of strategic and long-term planning, as well as all aspects of management, operations, and finance of multiple businesses, involving different asset classes. Mr. Nussdorf lives, works and serves as a director for several non-profit organizations in the Company’s operating territory and, therefore, has significant community ties within the region.

Patricia A. Oelrich, age 61, from 2001 to 2009 was Vice President, IT Risk Management for GlaxoSmithKline Pharmaceuticals, a Global 100 public company. From 1995 to 2000, Ms. Oelrich served as Vice President, Internal Audit for GlaxoSmithKline. She was employed at Ernst & Young from 1975 to 1994, and was a partner from 1988 to 1994. Since December 2014, she has served as a board member of the Office of Finance of the Federal Home Loan Bank. She has been a director of Pepco Holdings since May 21, 2010.

Ms. Oelrich’s qualifications for election to the Board include her perspectives on corporate governance, information technology, audit, compliance, and finance issues. Ms. Oelrich is a Certified Public Accountant and a Certified Information Systems Auditor. In her roles at GlaxoSmithKline, Ms. Oelrich directed internal audit activities worldwide, established GlaxoSmithKline’s IT Risk Management Program, and participated in establishing GlaxoSmithKline’s Corporate Compliance and Corporate Risk Management Oversight Programs. As a partner at Ernst & Young, Ms. Oelrich was in charge of the Chicago Office Information Systems Audit and Security practice that provided internal audit services and security consulting to highly regulated industries, including the financial services, insurance and healthcare industries. She also was lead financial audit partner on various engagements.

Joseph M. Rigby, age 58, is Chairman, President and Chief Executive Officer of Pepco Holdings. He has been President and Chief Executive Officer of Pepco Holdings since March 1, 2009. From March 2008 to March 2009, Mr. Rigby served as President and Chief Operating Officer of Pepco Holdings and from September 2007 to March 2008, he served as Executive Vice President and Chief Operating Officer of Pepco Holdings. He was

Senior Vice President of Pepco Holdings from August 2002 to September 2007 and Chief Financial Officer from May 2004 to September 2007. From September 2007 to March 2009, Mr. Rigby was President and Chief Executive Officer of the Company’s utility subsidiaries. He has been Chairman of the Company’s utility subsidiaries since March 1, 2009. Mr. Rigby has been a director and Chairman of Pepco Holdings since May 15, 2009. Since October 10, 2014, Mr. Rigby has served as a director of Dominion Midstream GP, LLC, the general partner of Dominion Midstream Partners, LP (NYSE: DM), a publicly-traded limited partnership.

Mr. Rigby’s qualifications for election to the Board include his ability to provide unique insights as the Company’s current Chief Executive Officer, as well as his 36 years of experience with Pepco Holdings, its subsidiaries and in the utility industry. Because of the various positions he has held within Pepco Holdings, Mr. Rigby has broad experience across operations, finance and human resources, including mergers and acquisitions. Mr. Rigby also lives and works in the Company’s operating territory, was previously Chairman of the Greater Washington Board of Trade and of the United Way of the National Capital Area, and serves as a director for several non-profit organizations in the Company’s operating territory, and therefore has significant community ties within the region.

Lester P. Silverman, age 68, is Director Emeritus of McKinsey & Company, Inc. (McKinsey), having retired from the international management consulting firm in 2005. Mr. Silverman joined McKinsey in 1982 and was head of the firm’s Electric Power and Natural Gas practice from 1991 to 1999. From 2000 to 2004, Mr. Silverman was the leader of McKinsey’s Global Nonprofit Practice. Previous positions included Principal Deputy Assistant Secretary for Policy and Evaluation in the U.S. Department of Energy from 1980 to 1981 and Director of Policy Analysis in the U.S. Department of the Interior from 1978 to 1980. He is a trustee of and advisor to several national and Washington, D.C.-area non-profit organizations. He has been a director of Pepco Holdings since May 19, 2006, and since May 2014 has served as Lead Independent Director.

Mr. Silverman’s qualifications for election to the Board include his broad experience with the energy industry and extensive experience in government and public policy. Mr. Silverman was a consultant to electric and gas utilities for 23 years and has public policy experience in the energy field. Mr. Silverman also lives, works and serves as a director for several non-profit organizations in the Company’s operating territory, and therefore has significant community ties within the region.

Audit Committee of the Board of Directors

The Company has a separately-designated standing Audit Committee. The members of the Audit Committee are presently Ms. Oelrich (who is the Chairman), Mr. Golden, Dr. Harker and Mr. Nussdorf. The Board of Directors has determined that each Audit Committee member is “independent” as defined under the Company’s Corporate Governance Guidelines and applicable NYSE listing standards and that each of Ms. Oelrich, Mr. Golden and Mr. Nussdorf is an “audit committee financial expert” as defined under SEC regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and any beneficial owner of more than 10% of the Company’s common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company’s common stock. Based on a review of such reports filed during or with respect to 2014 and on written confirmations provided by its directors and executive officers, the Company believes that during 2014 all of its directors and executive officers filed on a timely basis the reports required by Section 16(a), except that a single Form 4 was not timely filed by Laura L. Monica, our Vice President Corporate Communications, to report two transactions in connection with the vesting of shares under a time-based restricted stock unit (RSU) award, each of which occurred in August 2014 and was exempt from the short-swing profit provisions of Section 16(b) of the Exchange Act. The Company is not aware of any person or entity that beneficially owns more than 10% of its common stock.

Code of Conduct

The Company has adopted Corporate Business Policies, which in their totality constitute the Company’s code of business conduct and ethics. These policies apply to all of the Company’s directors, employees and others working at the Company and its subsidiaries. The Board has also adopted Corporate Governance Guidelines and charters for the Audit Committee, the Compensation/Human Resources Committee (the Compensation Committee) and the Corporate Governance/Nominating Committee (the Nominating Committee). The Board has also adopted charters for the Executive Committee and Finance Committee. Copies of these documents are available on the Company’s Web site at http://www.pepcoholdings.com/corporategovernance and also can be obtained by writing to: Corporate Secretary, 701 Ninth Street, N.W., Suite 1300, Washington, D.C. 20068.

Item 11. EXECUTIVE COMPENSATION

Compensation/Human Resources Committee Report

The Compensation Committee reviewed and discussed with the Company’s management the Compensation Discussion and Analysis (the CD&A) required by Item 402(b) of Regulation S-K. Based on such review and discussion, the Compensation Committee recommended to the Board that the CD&A be included in this Form 10-K/A.

Patrick T. Harker, Chairman

Paul M. Barbas

Jack B. Dunn, IV

H. Russell Frisby, Jr.

Lester P. Silverman

Compensation Discussion and Analysis

Executive Summary

The following is a brief overview of the more detailed discussion and analysis set forth in this CD&A section, which focuses on compensation paid with respect to 2014 to each of the Company’s executive officers who are named in the 2014 Summary Compensation Table (each, a named executive officer, or NEO). The NEOs include:

•	Joseph M. Rigby, the Company’s Chairman, President and Chief Executive Officer;
•	Frederick J. Boyle, the Company’s Senior Vice President and Chief Financial Officer;
•	David M. Velazquez, the Company’s Executive Vice President;
•	Kevin C. Fitzgerald, the Company’s Executive Vice President and General Counsel; and
•	John U. Huffman, the President and Chief Executive Officer of Pepco Energy Services, Inc., our wholly owned subsidiary.

Exelon Merger Agreement

On April 29, 2014, Pepco Holdings entered into the Merger Agreement with Exelon Corporation (Exelon) and an indirect, wholly owned subsidiary of Exelon. Upon closing of the Merger, Pepco Holdings will be the surviving corporation and will become an indirect, wholly owned subsidiary of Exelon. The Merger Agreement provides for the treatment of award opportunities under the PHI Amended and Restated Annual Executive Incentive Compensation Plan (the EICP) and the 2012 LTIP. For more information, please refer to the descriptions of the EICP and 2012 LTIP in “— Executive Compensation — Amended and Restated

Annual Executive and Incentive Compensation Plan” and “— Executive Compensation — 2012 Long-Term Incentive Plan.”

Compensation Philosophy

Our executive compensation philosophy is straightforward: we reward our executives for their contributions to our business and operational performance and stockholder value creation by tying a significant portion of their total compensation directly to our short-term and long-term performance.

Our executive compensation program is designed to:

•	provide executives with competitive compensation opportunities and benefits;
•	tie a significant portion of compensation to our operational and financial performance;
•	align the financial interests of our named executive officers with those of the stockholders;
•	provide rewards for executive performance that target recognized key drivers of performance in the utility industry;
•	utilize performance metrics that serve to measure increases in value to our stockholders and reflect key operational and regulatory criteria;
•	strike a careful balance between risk and reward so as to not encourage executives to take excessive risk; and
•	ensure that executives’ interests are aligned with stockholders through the use of executive stock ownership requirements.

Pay for Performance

We have designed a compensation program that makes a substantial percentage of executive pay variable, subject to payout or increase when performance goals are achieved or exceeded and forfeiture or reduction when they are not achieved. Also, a significant portion of the compensation paid to our President and Chief Executive Officer during 2014 was equity-based, which further aligns his compensation with the interests of our stockholders and provides for compensation that is tied directly to the continued positive performance of the Company. See “— Executive Summary — Highlights of Significant 2014 Compensation Actions” and “— Corporate Governance and Pay for Performance.”

2014 Business Results

During 2014, we continued to focus on the successful achievement of our 2014 financial and operational objectives. For the year ended December 31, 2014, the Company reported consolidated net income from continuing operations of $242 million, or $0.96 per diluted share, as compared to $110 million, or $0.45 per diluted share, for the year ended December 31, 2013. Our core Power Delivery Business remained strong and performed well, with net income from continuing operations of $320 million in 2014 compared to $289 million in 2013. Pepco Energy Services’ consolidated net income from continuing operations decreased to a net loss of $39 million in 2014 as compared to net income of $3 million in 2013.

Our 2014 consolidated earnings included $48 million ($81 million pre-tax) of asset impairment losses associated with Pepco Energy Services’ combined heat and power thermal generating facilities and operations in Atlantic City, New Jersey. During 2014, we also incurred $23 million in incremental Merger-related transaction costs ($25 million pre-tax), and $8 million of incremental Merger-related integration costs ($9 million pre-tax). Excluding all of these items, our adjusted consolidated net income from continuing operations would have been $321 million, or $1.27 per diluted share, for 2014.

Our 2013 consolidated earnings included interest associated with changes in the assessment of corporate tax benefits related to our former cross-border energy lease investments totaling $66 million; the establishment of valuation allowances related to certain deferred tax assets of $101 million; and impairment charges related to

Pepco Energy Services’ long-lived assets of $3 million. Excluding these items, our adjusted consolidated net income from continuing operations for 2013 would have been $280 million, or $1.14 per diluted share.

Our management believes that adjusted consolidated net income from continuing operations is representative of our ongoing consolidated business operations. Our management uses this information internally to evaluate the Company’s period-over-period consolidated financial performance and, therefore, believes that this information is useful to investors. The presentation of our adjusted consolidated net income from continuing operations is intended to complement, and should not be considered as an alternative to, reported earnings presented in accordance with generally accepted accounting principles in the United States.

During 2014, we also spent a significant amount of our business focus on supporting activities that are helping us comply with the many conditions necessary to close the Merger, including obtaining required regulatory approvals.

Highlights of Significant 2014 Compensation Actions

To further align compensation received by our named executive officers with the interests of our stockholders and to reinforce good corporate governance practices, the Compensation Committee approved the following actions related to our executive compensation programs in 2014:

•	We increased 2013 base salaries modestly, with the goal of providing a level of fixed compensation that is competitive with other comparable utilities.
•	In connection with the extension of Mr. Rigby’s employment agreement with the Company in April 2014 (which employment agreement was effective as of January 1, 2012) (the Original Employment Agreement), the Company issued to Mr. Rigby vested and unvested restricted stock awards under the 2012 LTIP. The unvested shares will vest upon the last day of the Employment Extension Period (as defined in “— Executive Compensation — Employment Agreements – Joseph M. Rigby”), subject to certain exceptions. None of the vested shares may be transferred or sold until after his employment with the Company ends.
•	We continued the practice of using relative total shareholder return (TSR) as the sole performance goal for annual performance-based awards under the 2012 LTIP, for all named executive officers.
•	We continued the practice of using RSUs, instead of restricted stock, for grants of annual time-based awards, because dividend equivalents under RSUs will not vest except to the extent that the underlying RSUs vest.
•	We continued the practice of including compensation recovery (clawback) provisions in our equity award agreements.

Throughout this CD&A section, unless the context otherwise requires, with respect to compensation decisions involving our President and Chief Executive Officer, references to the “Compensation Committee” shall mean the independent members of the Board.

Base Salary

Base salary increases for our named executive officers have been modest, ranging from 1.31% to 3.09% (excluding a $16,000 special base salary upward adjustment provided to Mr. Boyle) in 2014, and 2.36% to 3.00% in 2015. Two of our five named executive officers did not receive a base salary increase for 2014, and, in accordance with the terms of that certain Employment Extension Agreement, dated April 29, 2014, by and between Mr. Rigby and the Company (the Employment Extension Agreement), Mr. Rigby did not receive a base salary increase for 2015. For a description of the Employment Extension Agreement, see “—Executive Compensation — Employment Agreements — Joseph M. Rigby.”

Annual Executive Incentive Compensation Plan

To recognize the efforts, contributions and accomplishments of our executive team which led to the Company’s positive performance in 2014, in December 2014, the Compensation Committee approved a partial cash payment to our executives (other than Messrs. Rigby, Velazquez, Fitzgerald and Huffman, who received restricted stock in settlement of this award) of 2014 EICP awards in amounts that reflected target level of performance (or, with respect to the energy services executives in Pepco Energy Services, performance at 75%). These awards were subject to clawback to the extent that this level of performance was not ultimately achieved.

In February 2015, the Compensation Committee made a final determination that the 2014 EICP awards were earned at levels ranging from 109.5% to 140.8%, based on the performance criteria set forth in these awards, and the amount of each EICP award that exceeded target (or 75%) was paid to each executive in cash.

Long-Term Incentive Plans

The Compensation Committee determined to settle and pay time-based RSU awards with respect to the 2012 to 2014 cycle in shares of common stock on December 31, 2014. Also, the Compensation Committee determined on December 31, 2014, the end of the 2012 to 2014 performance period, that the performance-based RSU awards for that performance period were earned at approximately the 71st percentile, or at a level of 141.2%, based on relative TSR.

For 2014, the Company granted to Messrs. Rigby and Fitzgerald performance-based RSU awards pursuant to the terms of the Original Employment Agreement and Mr. Fitzgerald’s employment agreement, respectively. These awards featured performance criteria and goals tied to key regulatory and business initiatives that the Company believes are drivers of its operational success, and in turn, positive financial performance and creation of stockholder value.

In February 2015, the Compensation Committee determined that 98% of Mr. Rigby’s award and 99% of Mr. Fitzgerald’s award vested based upon the executive’s performance under each of the applicable goals. However, under the terms of these awards, no shares will be issued in settlement of these awards until the day after each executive’s employment with the Company terminates.

Employment Extension Agreement with Mr. Rigby

In April 2014, in view of the execution of the Merger Agreement, the Board requested that Mr. Rigby extend his employment with the Company until the completion of the Merger, and Mr. Rigby agreed to do so. The Board determined that Mr. Rigby’s continued leadership of the Company was an important factor in securing the required regulatory approvals necessary to consummate the Merger. On April 29, 2014, the Company and Mr. Rigby entered into the Employment Extension Agreement, which extended the term of Mr. Rigby’s employment as the Company’s President and Chief Executive Officer for the duration of the Employment Extension Period.

As consideration for the extension of the term of the Original Employment Agreement, the Company granted to Mr. Rigby awards of vested and unvested restricted stock, all of which were subject to restrictions on transferability until Mr. Rigby’s employment terminates. Subject to certain exceptions, the shares of unvested restricted stock will be forfeited if Mr. Rigby’s employment with the Company terminates before the end of the Employment Extension Period.

Say on Pay

In connection with the special meeting of stockholders in September 2014 to approve the Merger, we submitted a merger compensation proposal to our stockholders for an advisory vote. This proposal received the support of the holders of approximately 55% of the shares of common stock present and eligible to vote at the special meeting.

In addition, at our 2011 annual meeting of stockholders, our stockholders indicated their preference, on an advisory basis, that the say on pay proposal be submitted annually for an advisory vote rather than every two or three years. In response, the Board determined to hold an annual advisory say on pay vote.

Compensation Objectives and Philosophy

The objectives of our executive compensation program are to attract, motivate and retain talented executives while promoting the interests of the Company and its customers and stockholders. The core of our compensation philosophy is to reward executives for the achievement by the Company and its business segments of targeted levels of operational excellence and financial performance and for the achievement of individual performance goals.

As a company that owns three public utilities with operations focused on the transmission and distribution of electricity, and, to a lesser extent, natural gas, substantially all of our revenues and net income are derived directly from our utility subsidiaries’ ability to earn their allowed rates of return as determined through distribution base rate case decisions rendered by the applicable public service commission. The Compensation Committee believes that positive rate case outcomes stem from our ability to meet or exceed reliability requirements established by our regulators. These positive outcomes also represent the single greatest factor driving the Company’s financial results, and in turn, stockholder value. In light of these considerations, our compensation philosophy rewards our executives when their performance contributes to the achievement by our utilities of key operational, reliability and customer satisfaction metrics, as well as when stockholder value increases, as measured by reference to our stock price and dividend yield.

Our executive compensation program is designed to:

•	provide executives with base salaries, incentive compensation opportunities and other benefits that are competitive with comparable companies in our industry;
•	tie a significant portion of the total compensation of our executives to our short-term and long-term operational and financial performance;
•	align the financial interests of our named executive officers with those of the stockholders with compensation that is substantially variable, that is, subject to payout or increase when corporate targets are achieved or exceeded and forfeiture or reduction when corporate targets are not achieved;
•	provide rewards for executive performance that target key drivers of performance in the utility industry, the achievement of which we believe directly contributes to our long-term financial health and is responsible for creating long-term value for our stockholders;
•	utilize performance metrics that not only serve to measure increases in value to our stockholders, but also reflect operational and regulatory criteria that are important to the successful resolution of our utility subsidiaries’ base rate cases, as well as to our regulators, customers and other stakeholders;
•	strike a careful balance between risk and reward so as to not encourage executives to take excessive risk which could have a material adverse impact on our business, operations and financial results; and

•	ensure that executives’ interests are aligned with stockholders through the use of executive stock ownership requirements of between one and five times base salary, depending on the executive’s position.

Corporate Governance and Pay for Performance

The cornerstones of our 2014 compensation program are the Company’s compensation governance framework and pay-for-performance philosophy, which includes the following features:

•	We have established a pay-for-performance environment by linking short-term and long-term incentive-based compensation to the achievement of measurable business and individual performance goals.
•	Our executive compensation program continued to focus on both long-term and short-term performance, and to emphasize at-risk over fixed compensation.
•	Our Compensation Committee regularly receives advice on pay composition and levels of compensation from an independent compensation consultant.
•	Base salary increases for the named executive officers are generally modest, and we evaluate base salaries and increases by reference to a named executive officer’s performance and position, as well as to the salary range for that position using competitive market survey data compiled by the Compensation Committee’s independent compensation consultant.
•	We use equity-based, long-term incentive compensation as a means to align the interests of our named executive officers with those of our stockholders. To do this, in 2014 we granted RSUs, two-thirds of which are to vest based on performance over a three-year performance period. We have not granted stock options since 2002 and no named executive officer holds any PHI stock options.
•	We believe that the reliability of utility service and the positive performance of our utilities have a direct impact on our financial success. Public utility commissions view our utilities’ performance and acceptable levels of compensation through the lens of specific operating metrics. We believe our use of these metrics as a part of incentive compensation performance goals supports our mission to seek positive relationships with our regulators, customers and other stakeholders. As a result, we have continued to incorporate critical utility operating metrics into our short-term and long-term incentive awards as permitted by the relevant plans.
•	We have a common stock ownership requirement that applies to all of our named executive officers, except Mr. Huffman, who is not an officer of the Company. Each of these officers has satisfied this requirement.
•	We provide our named executive officers with reasonable amounts of perquisites and personal benefits compared to their total compensation.
•	We maintain a strong risk management program which includes our Compensation Committee’s ongoing evaluation and oversight of the relationship between our compensation programs and risk.
•	We will recoup certain incentive compensation payments made to our Chief Executive Officer and Chief Financial Officer when required under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). Employment agreements and award agreements under the 2012 LTIP include clawback provisions intended to satisfy the requirements of the Sarbanes-Oxley Act, and, when implemented, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act).
•	We have adopted “no hedging”, “no pledging” and “no margining” policies that apply to all of our directors, officers and certain other employees.

The Compensation Process

The Compensation Committee is responsible for all executive compensation decisions with respect to each of the named executive officers, except for Mr. Rigby’s compensation, which is approved by all of the independent directors. To assist it in carrying out its responsibilities, the Compensation Committee requests and receives recommendations from the Chief Executive Officer with respect to the compensation packages of the other named executive officers, including the selection and weighting of the specific performance objectives applicable to short-term and long-term incentive awards.

When structuring compensation arrangements for the named executive officers and other executives, the Compensation Committee typically receives advice from its independent compensation consultant concerning pay mix and levels of compensation, as well as information with respect to the financial costs and tax and accounting consequences associated with the various elements of compensation. Since 2007, the Compensation Committee has engaged Pearl Meyer & Partners (PM&P) as its independent compensation consultant to advise it on various executive compensation matters. Pursuant to this engagement, PM&P annually:

•	attends Compensation Committee meetings and provides advice to the Compensation Committee, including a review of materials related to the meeting;
•	conducts peer group reviews and periodically provides benchmarking analyses for the Compensation Committee;
•	analyzes certain compensation practices of the companies in our peer group;
•	upon request of the Compensation Committee, prepares an update on executive compensation trends and changes in proxy advisory firm policies;
•	provides advice on compensation packages and proposed new salary ranges to be provided to Company executives, as well as total executive compensation, as requested by the Compensation Committee;
•	conducts pay-for-performance analyses; and
•	provides other various industry and compensation data.

Compensation Levels and Benchmarking

Compensation levels for our named executive officers are determined based on a number of factors, including the individual’s roles and responsibilities within the Company, the individual’s experience, pay levels in the marketplace for similar positions and performance of the individual and the Company as a whole.

The Compensation Committee uses Company-prepared tally sheets for each named executive officer to assist it in its annual compensation review process. The tally sheet identifies each material element of the named executive officer’s compensation, including salary, short-term and long-term incentive compensation opportunities, pension accruals and other benefits, and shows the severance and other payouts to which the executive would be entitled under various employment termination scenarios. The tally sheet allows the Compensation Committee to review the totality of each named executive officer’s compensation.

Based on benchmarking data provided by PM&P, as well as other data sources, the Compensation Committee assesses competitive market compensation practices. One of the primary ways the Compensation Committee evaluates the Company’s executive compensation arrangements relative to other companies is to compare the Company’s practices to a group of companies that are primarily electricity and natural gas distribution companies with similar amounts of assets and revenues, and similar market capitalization. The composition of this group of peer companies is reassessed annually and its composition may be changed by the Compensation Committee from year to year to reflect corporate transactions or other events that may affect the comparability of one or more of the constituent companies.

For 2014, the Utility Peer Group consisted of the 18 companies listed below, which we refer to as the 2014 Utility Peer Group. At December 31, 2014, the Company ranked at the 42nd percentile in total assets and at the 21st percentile in market capitalization, relative to the companies that comprised the 2014 Utility Peer Group.

2014 Utility Peer Group
Alliant Energy Corporation	Great Plains Energy Incorporated	Public Service Enterprise Group
Ameren Corporation	Northeast Utilities	SCANA Corporation
CenterPoint Energy, Inc.	OGE Energy Corp.	TECO Energy, Inc.
CMS Energy Corporation	Pinnacle West Capital Corporation	Westar Energy, Inc.
Consolidated Edison, Inc.	Portland General Electric Company	Wisconsin Energy Corporation
DTE Energy Company	PPL Corporation	Xcel Energy Inc.

Based on discussions with PM&P, the Compensation Committee has retained the components of the Utility Peer Group without change for 2015.

Components of the Executive Compensation Program

The compensation program for the Company’s executives (currently consisting of 59 persons), including the named executive officers, consists of the following components:

•	base salary;
•	where extraordinary efforts or special circumstances warrant, discretionary cash bonuses;
•	annual cash incentive opportunities under the EICP;
•	significant use of stock-based incentive awards in the form of restricted stock, performance-based RSUs, and, to a lesser extent, time-based RSU awards (and, with respect to RSU awards, dividend equivalents), granted under our 2012 LTIP;
•	retirement and deferred compensation programs;
•	health and welfare benefits; and
•	limited perquisites and personal benefits.

Compensation Mix

The following charts highlight elements of the compensation mix for our Chief Executive Officer, as well as our other named executive officers on an average basis, using data contained in our 2014 Summary Compensation Table.

Consistent with our pay-for-performance philosophy, the percentages of each named executive officer’s at-risk compensation as compared to fixed compensation are designed to reflect the Compensation Committee’s view that a significant percentage of each named executive officer’s compensation should be at-risk and tied to Company, business unit or individual performance. Furthermore, the Compensation Committee generally believes that, as the level of an executive’s overall responsibility increases, the percentage of the executive’s compensation that is at-risk should likewise increase.

The following charts show the relationship of at-risk to fixed compensation with respect to our Chief Executive Officer, as well as our other named executive officers on an average basis. For purposes of these charts, fixed compensation is composed of base salary, and at-risk compensation is composed of EICP awards paid with respect to 2014 performance and the grant date fair value of equity awards granted under the 2012 LTIP during 2014, based on data contained in our 2014 Summary Compensation Table.

Base Salary

The Compensation Committee considers adjustments to base salary levels annually and also may consider base salary adjustments in connection with promotions and other special circumstances. The Original Employment Agreement provided, and Mr. Fitzgerald’s employment agreement provides, for a minimum base salary that may be increased, but not subsequently decreased, during the term of each agreement. The Employment Extension Agreement provides for a fixed base salary. Neither Mr. Rigby’s nor Mr. Fitzgerald’s base salary was increased for 2014. Furthermore, Mr. Rigby’s base salary was not increased for 2015 in accordance with the terms of the Employment Extension Agreement.

In order to provide greater consistency within the Company, the Compensation Committee has developed base salary levels for the named executive officers and assigned a level to each position based primarily on the decision-making responsibility associated with the position. Each base salary level has a range, with the midpoint of the range fixed at approximately the median of the competitive range as determined by a market survey of salary levels for comparable positions. Each named executive officer’s base salary is determined based on a combination of factors, including the executive’s level of experience, tenure with the Company in the position and performance; however, in reviewing these factors, the Compensation Committee has the discretion to select a base salary for a named executive officer that is outside the base salary range.

The Compensation Committee annually considers adjustments to the base salary range for each salary level and to individual salaries. The process of setting an executive’s annual base salary begins with a review by the Compensation Committee of available information on salary levels of executives at other companies. If the information shows a change in the base salary range for a particular salary level, the Compensation Committee has the discretion to adjust the Company’s base salary range for that salary level as it believes is appropriate to reflect such change. The Compensation Committee also may consider whether a further base salary adjustment for a particular executive is warranted if the executive’s compensation is significantly below the median of the competitive range for that position, based on the goal of generally paying an executive a competitive salary for the executive’s position.

The Compensation Committee, and in the case of Mr. Rigby, the independent directors, have approved the following base salaries for each of the named executive officers:

Name	2015 Base Salary Level	2014 Base Salary Level	2013 Base Salary Level
Joseph M. Rigby	$ 1,015,000	$1,015,000	$ 1,015,000
Frederick J. Boyle	515,000	500,000	470,000
David M. Velazquez	549,000	534,000	518,000
Kevin C. Fitzgerald	563,000	550,000	550,000
John U. Huffman	398,000	388,000	383,000

2014 Base Salary Determinations

To establish base salaries for 2014, the Compensation Committee obtained from PM&P published data, compiled from the same sources as the information used to adjust salary levels, which showed an average base salary budget increase of 3%. Based on this data, the Compensation Committee approved a merit budget increase equal to 3% of total base salaries, which it allocated among the executive group.

The Compensation Committee recommended to the independent directors that Mr. Rigby’s 2014 base salary be retained at the same level as in 2013. In making this recommendation, the Compensation Committee reviewed the benchmarking data for Mr. Rigby’s position provided by PM&P and noted that Mr. Rigby’s 2013 base salary was 102% of the median salary for his position. The Compensation Committee also reviewed chief executive officer compensation data from the Utility Peer Group provided by PM&P.

The Compensation Committee noted Mr. Rigby's strong performance during 2013 in executing plans to improve and enhance reliability and customer service, and executing the Company’s business strategy, including regulatory, financing and smart grid initiatives. The Compensation Committee also recognized that Mr. Rigby’s leadership, evidenced by his oversight of the Company through customer service and reputational change and changes in regulatory strategy designed to reduce regulatory lag, has been key to the forward progress the Company has made in addressing these issues. However, because Mr. Rigby’s 2013 base salary was already higher than the median salary of the competitive range for his position, the Compensation Committee recommended to the independent directors that his base salary for 2014 be retained at its current level, and the independent directors approved this recommendation.

The Compensation Committee increased Mr. Boyle’s 2013 base salary by 2.98%, and provided for an additional upward adjustment to bring Mr. Boyle’s 2013 base salary slightly higher than the midpoint of the competitive range for his position. The Compensation Committee found that Mr. Boyle’s 2013 base salary was below the midpoint of the competitive range for his position. In approving the base salary increase for Mr. Boyle, the Compensation Committee noted Mr. Boyle’s performance in executing the Company’s strategic, financing and regulatory plan, as well as his efforts to address accounting and financial issues associated with the early termination in 2013 of PHI’s cross-border energy lease investments. In light of this performance, the Compensation Committee approved a base salary increase for Mr. Boyle, which brought his base salary to 97.8% of the midpoint of the competitive range for his position. In addition, the Compensation Committee approved a special base salary adjustment of $16,000, which brought his base salary to 101.0% of the midpoint of the competitive range for his position.

The Compensation Committee increased Mr. Velazquez’s 2013 base salary by 3.09%. In approving the base salary increase for Mr. Velazquez, the Compensation Committee noted the following:

•	his continued efforts to execute plans to improve and enhance reliability and customer service;
•	the achievement of key initiatives related to the implementation of the Smart Grid;
•	his role in implementing a new billing and customer service information system for all of our utilities;
•	his leadership and guidance in navigating storm restoration efforts primarily in New Jersey following Hurricane Sandy;
•	his leadership in overseeing the utilities’ cybersecurity efforts; and
•	his sound management of the utilities’ budgets.

The Compensation Committee also considered Mr. Velazquez’s key role in various regulatory proceedings and public meetings related to our utilities’ base rate cases and undergrounding initiatives in the District of Columbia. The Compensation Committee noted that Mr. Velazquez’s 2013 base salary was slightly below the midpoint of the competitive range for his position, but believed that an upward adjustment was appropriate in light of Mr. Velazquez’s significant contributions to the Company’s utility operations during 2013. In light of all of the foregoing considerations, the Compensation Committee recommended an increase that brought Mr. Velazquez’s 2014 base salary to 107.9% of the midpoint of the competitive range for his position.

The Compensation Committee noted Mr. Fitzgerald’s contributions in 2013 to improving regulatory processes throughout the Company, supporting the effort to pursue undergrounding initiatives in the District of Columbia, and supporting the work related to the Company’s cross-border energy lease investments, and his support of Company-wide cultural initiatives within the legal department. Noting that Mr. Fitzgerald’s 2013 base salary was at 111.1% of the midpoint of the competitive range for his position, the Compensation Committee did not increase Mr. Fitzgerald’s base salary for 2014.

The Compensation Committee increased Mr. Huffman’s 2013 base salary by 1.31%. In approving the base salary increase for Mr. Huffman, the Compensation Committee noted that his 2013 base salary was slightly less than the midpoint of the competitive range for his position. The Compensation Committee also considered Mr. Huffman’s achievements in 2013, including:

•	the improved financial performance for Pepco Energy Services;
•	his leadership in continuing the wind-down of the Pepco Energy Services retail energy supply business;
•	the growth of Pepco Energy Services’ underground transmission and distribution construction and maintenance business; and
•	his leadership during the strategic review of Pepco Energy Services.

In light of the foregoing considerations, the Compensation Committee recommended an increase that brought Mr. Huffman’s 2014 base salary to 98.2% of the midpoint of the competitive range for his position.

2015 Base Salary Determinations

To establish base salaries for 2015, and based on published compensation data obtained from PM&P, the Compensation Committee approved a merit budget increase equal to 3% of total base salaries, which it allocated among the executive group.

The Compensation Committee recommended to the independent directors that Mr. Rigby’s 2015 base salary be retained at the same level as in 2014, in accordance with the terms of the Employment Extension Agreement. In making this recommendation, the Compensation Committee reviewed compensation data for Mr. Rigby’s position for the Utility Peer Group provided by PM&P and noted that Mr. Rigby’s 2014 base salary was 98.1% of the median salary for his position.

The Compensation Committee also noted:

•	Mr. Rigby’s strong performance in executing plans to improve and enhance reliability and customer service, and executing the Company’s business strategy, including regulatory, financing and Smart Grid initiatives; and
•	Mr. Rigby’s leadership, evidenced by:
o	his oversight of the Company through the Merger negotiation process with Exelon and others;
o	regulatory strategy changes designed to obtain the requisite Merger approvals; and
o	strategies implemented to continue to address improvements in reliability and customer satisfaction and enhanced regulatory relationships.

In light of all of the foregoing, the Compensation Committee recommended to the independent directors that Mr. Rigby’s 2015 base salary be retained at the same level as for 2014, and the independent directors approved this recommendation.

The Compensation Committee increased Mr. Boyle’s 2014 base salary by 3.00%. The Compensation Committee found that Mr. Boyle’s 2014 base salary was slightly below the midpoint of the competitive range for his position. In approving the base salary increase for Mr. Boyle, the Compensation Committee noted his:

•	performance in executing the Company’s strategic, financing and regulatory plans;
•	efforts in leading the Merger financial analysis process and navigating the accounting and benefits implications of the Merger; and
•	leadership of the global tax settlement process.

In light of this performance, the Compensation Committee approved an increase that brought Mr. Boyle’s base salary to 102.0% of the midpoint of the competitive range for his position.

The Compensation Committee increased Mr. Velazquez’s 2014 base salary by 2.81%. In approving the base salary increase for Mr. Velazquez, the Compensation Committee noted:

•	his continued efforts in executing plans to improve and enhance reliability and customer service, including the District of Columbia power line undergrounding initiative;
•	his involvement in implementation efforts related to the Company’s integrated customer information system;
•	his efforts to advance the Company’s activities with respect to cybersecurity; and
•	his key role in various regulatory proceedings and public meetings related to rate case filings and the Merger.

The Compensation Committee noted that Mr. Velazquez’s 2014 base salary was above the midpoint of the competitive range for his position, but believed that, in light of Mr. Velazquez’s significant contributions to the Company’s utility operations during 2014, an upward adjustment was appropriate. As a result, the Compensation Committee approved an increase that brought Mr. Velazquez’s 2015 base salary to 108.7% of the midpoint of the competitive range for his position.

The Compensation Committee increased Mr. Fitzgerald’s 2014 base salary by 2.36%. The Compensation Committee found that Mr. Fitzgerald’s 2014 base salary was above the midpoint of the competitive range for his position. In approving the base salary increase for Mr. Fitzgerald, the Compensation Committee noted his performance during the year, including:

•	his leadership of the Company’s legal department; and
•	his oversight of several key legal initiatives, including:
o	Utility 2.0;
o	the Merger negotiation and transaction process; and
o	various regulatory proceedings.

In light of this performance, the Compensation Committee approved an increase that brought Mr. Fitzgerald’s 2015 base salary to 111.5% of the midpoint of the competitive range for his position.

The Compensation Committee increased Mr. Huffman’s 2014 base salary by 2.58%. In approving the base salary increase for Mr. Huffman, the Compensation Committee noted that his 2014 base salary was below the midpoint of the competitive range for his position. The Compensation Committee also considered Mr. Huffman’s achievements in 2014, including:

•	the improved financial performance of Pepco Energy Services;
•	the growth of its underground transmission and distribution construction business; and
•	Mr. Huffman’s leadership of issues related to the Atlantic City economy and Pepco Energy Services’ thermal business.

In light of the foregoing considerations, the Compensation Committee approved an increase that brought Mr. Huffman’s 2015 base salary to 98.3% of the midpoint of the competitive range for his position.

Annual Cash Incentive Awards under the EICP

Overview of the EICP

In 2014, the Company provided its executives, including the NEOs, with an opportunity to receive an annual cash incentive award under the EICP. For each participating executive, a target short-term incentive opportunity was established, which is equal to a percentage of the executive’s annual base salary. Each executive’s EICP opportunity percentage was determined by the Compensation Committee and was intended to place the executive’s total cash compensation opportunity (consisting of annual base salary and target annual incentive compensation) at a level approximating the midpoint of the competitive range for that position. Annual cash incentive awards were made under the EICP to the extent performance goals established by the Compensation Committee are achieved.

The performance criteria used as the basis for awards and the specific targets can vary from year to year. The performance criteria can consist entirely, or be a combination, of financial and operational performance objectives for the Company as a whole or performance objectives for a particular business unit. Some executives also have individual performance objectives. The performance criteria and goals for the Company and the respective business units are selected to reward the executive for the achievement of targeted financial results and operational goals. Each executive’s goal allocation is designed to align the executive’s award opportunity with the executive’s management responsibilities. Generally, the financial targets are based on the Company’s annual financial plan. Other quantitative targets are set at levels that, in most cases, exceed the level of performance in prior years.

A payment of an award under the EICP may be made only if the performance goals for the award have been determined by the Compensation Committee to have been satisfied. Except with respect to executives who are covered by Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code), the Compensation Committee retains the discretion to adjust awards under the EICP either up or down (up to 30%) taking into account such factors and circumstances as it determines to be appropriate. The Compensation Committee may not adjust an award with respect to an executive covered by Section 162(m) of the Code if the adjustment would prevent such payment from being performance-based compensation as defined thereunder.

2014 EICP Award Opportunities

In 2014, each of the named executive officers was granted an opportunity to earn a cash incentive award under the EICP. Regardless of an executive’s performance, the award may not exceed 180% of the target award opportunity. The target award opportunity granted in 2014 under the EICP, as a percentage of annual base salary, for each of the eligible named executive officers was as follows:

Name	Target Award Opportunity as a Percentage of Annual Base Salary (%)
Joseph M. Rigby	100
Frederick J. Boyle	60
David M. Velazquez	60
Kevin C. Fitzgerald	60
John U. Huffman	60

These 2014 award opportunities are shown in the 2014 Grants of Plan-Based Awards table under the heading “Estimated Future Payouts Under Non-Equity Incentive Plan Awards.”

2014 EICP Performance Criteria

The performance criteria for EICP award opportunities granted in 2014 to our named executive officers consisted of both financial and operational performance criteria. The financial performance criteria for 2014 EICP award opportunities were selected from the following:

2014 EICP Financial Performance Criteria	Description/Definition	Purpose	Applicable NEO(s)
PHI adjusted earnings per share (EPS) or Utility adjusted EPS or Pepco Energy Services adjusted EPS

Adjusted EPS is based on PHI consolidated net income (or the consolidated net income from our utility subsidiaries, or Pepco Energy Services), after adjustments, divided by the diluted weighted average shares outstanding.

Achieving at least the threshold target for adjusted EPS is required for an EICP award to be earned.

		This goal rewards the executive for financial performance of PHI, our utility subsidiaries or Pepco Energy Services.	• PHI adjusted EPS for Messrs. Rigby, Boyle and Fitzgerald • Utility adjusted EPS for Mr. Velazquez • Pepco Energy Services adjusted EPS for Mr. Huffman
Power Delivery operation and maintenance (O&M) expenses, as compared to budget	Measures the amount of transmission and distribution O&M expenses in our Power Delivery segment, excluding accruals for PHI’s cash incentive programs.	Our ability to keep the amount of our O&M expenditures below budget is one way we evaluate the financial performance of our Power Delivery operations. The level of O&M expenditures directly impacts our level of earnings, and thus maintaining O&M spending within budgeted amounts helps contribute to the achievement of our earnings goals.	Mr. Velazquez
Core capital expenditures, as compared to budget	Measures our capital expenditures, excluding expenditures on long-term, multi-year projects which are managed on a total cost basis.	The use of prudently deployed and controlled capital expenditures is an important way for our utilities to achieve improved reliability, connect new customers and replace aging infrastructure. Completion of capital improvements within budgeted amounts is critical to our financial and operating performance.	Mr. Velazquez
Gross margin value of new energy services construction (ESCO) contracts signed

Means the gross margin value of energy efficiency and combined heat and power contracts signed during 2014. For O&M contracts, gross margin beyond 2018 has been excluded as it is beyond a five-year planning horizon.

The gross margin value of new ESCO contracts signed during 2014 reflects the amount of gross profit we expect to earn from these contracts.

		We use this metric to assess the strength of our ESCO business development efforts during the year.	Mr. Huffman

2014 EICP Financial Performance Criteria	Description/Definition	Purpose	Applicable NEO(s)
Gross margin percentage from energy efficiency construction contracts	Means the gross margin percentage of energy efficiency construction contracts in place in 2014. Gross margin percentage is calculated by dividing the gross margin by the total revenues generated by these contracts.	We use this metric to measure whether Pepco Energy Services is achieving the expected profitability of its energy efficiency construction contracts.	Mr. Huffman
Contracted revenue for underground transmission and distribution construction and maintenance contracts signed during 2014	Means the total amount of contracted revenue under these contracts.	We use this metric to track the amount of new contract activity that this business has generated during the year.	Mr. Huffman
Net loss from Pepco Energy Services generating facilities	Means net loss recognized in 2014 from the previously announced decommissioning of two Pepco Energy Services generating plants, including salvage credits.	We use this metric to assess the effectiveness of the generating facility decommissioning plan.	Mr. Huffman

The operational performance criteria for 2014 EICP award opportunities were selected from the following:

2014 EICP Operational Performance Criteria	Description/Definition	Purpose	Applicable NEO(s)
Residential utility customer satisfaction	Overall customer satisfaction during 2014 is measured quarterly by Market Strategies International, an independent market research firm (MSI), using a statistically significant, industry standard methodology.	Public service commissions formulate decisions regarding our base rate cases based upon, in significant part, the views expressed by our customers about our utilities.	Mr. Rigby Mr. Boyle Mr. Velazquez Mr. Fitzgerald
Compliance	We measure the compliance goal with respect to specific elements of our compliance with standards of the North American Electric Reliability Corporation (NERC), which is responsible for ensuring the reliability of the bulk power system.	The Federal Energy Regulatory Commission (FERC), which determines the return on equity on transmission assets that we own, considers NERC compliance in making this determination. Furthermore, since NERC is charged with overseeing the reliability of the bulk power system, compliance with NERC’s requirements is an important part of PHI’s efforts to maintain and protect that system.	Mr. Velazquez
On-time ESCO project completion rate	Means the percentage of energy efficiency and combined heat and power contracts projects completed during 2014 on schedule, which is defined as being 99% complete and with all punchlist items completed.	We use this as an efficiency metric to measure the ability of Pepco Energy Services to complete its projects on a timely basis.	Mr. Huffman

2014 EICP Operational Performance Criteria	Description/Definition	Purpose	Applicable NEO(s)
SAIDI and SAIFI

SAIDI stands for “system average interruption duration index,” and it measures the amount of time our average electricity customer is without service over a specified period of time.

SAIFI stands for “system average interruption frequency index,” and it measures the number of sustained outages the average electricity customer has experienced over a specified period of time.

Transmission and distribution system reliability performance targets are set internally based on mandated requirements in our various service territories as well as recent historical performance.

		SAIDI and SAIFI are objective, quantifiable metrics used by our public service commissions to measure the reliability of the distribution system. These metrics are part of the mandated reliability standards against which our utilities are measured by applicable public service commissions in our electric distribution base rate cases.	Mr. Rigby Mr. Boyle Mr. Velazquez Mr. Fitzgerald
Safety	This goal measures the number or rate of “recordable injuries” (as defined by the Occupational Safety and Health Administration (OSHA)) in the calendar year, and preventable fleet accidents, which refer to accidents involving our vehicles which could have been avoided if the driver had acted in a reasonably expected manner. For this goal to be achieved, there can be no fatalities during the year.	Safety is one of our core values. Being safe in everything we do ensures the protection of our employees, contractors, vendors and customers, as well as the communities in which we serve.	All
Diversity

This goal seeks to support our inclusive and diverse workplace. For Corporate and Power Delivery, this goal measures PHI’s progress in diversity in employee hiring and promotions for the most recent year as well as participation by employees in various diversity activities throughout the year.

For Pepco Energy Services, achievement of the diversity goal is determined by the percentage of Pepco Energy Services employees (except for employees in its underground transmission and distribution business) who participated in three or more diversity activities during 2014.

		Diversity is one of our core values. We believe that a diverse workforce allows us to operate more effectively and directly contributes to our financial performance.	All

The EICP award opportunities for each of Messrs. Rigby, Boyle and Fitzgerald consisted entirely of the following performance criteria:

	Performance Goals (% of Target Award Earned)
PHI Corporate 2014 EICP Performance Criteria	Threshold (50%)	Target (100%)	Maximum (150%)	Weight (%)
PHI adjusted EPS(1)	$1.12	$1.20	$1.27	50.0
Residential utility customer satisfaction	73%	75%	77%	10.0
System reliability:
SAIDI	164	141	134	12.5
SAIFI	1.47	1.29	1.23	12.5
Safety(2):
Power Delivery OSHA recordable injuries	58	50	43	2.5
Power Delivery OSHA preventable fleet accidents	56	47	40	2.5
Pepco Energy Services OSHA recordable injury incident rate and preventable fleet accident incident rate	3.0	2.0	1.3	2.5
Pepco Energy Services OSHA preventable fleet accident incident rate	6.0	4.5	2.5	2.5
Diversity	85%	95%	98%	5.0

(1)	PHI adjusted EPS is equal to PHI’s consolidated earnings per share, less asset impairment charges, Merger-related transaction costs and Merger-related integration costs. No EICP award may be given if the threshold PHI adjusted EPS target is not achieved.
(2)	For the safety goal to be earned, there must be no fatalities during the year.

Mr. Velazquez’s 2014 EICP award opportunity consisted entirely of the following performance criteria relating to our Power Delivery business segment:

	Performance Goals (% of Target Award Earned)
Power Delivery 2014 EICP Performance Criteria	Threshold (50%)	Target (100%)	Maximum (150%)	Weight (%)
Utility adjusted EPS(1)	$1.12	$1.20	$1.27	20
Power Delivery O&M expenses, in millions	$895.9	$878.3	$860.7	10
Core capital expenditures, in millions	$1,247.1	$1,187.7	$1,068.9	10
Compliance	80%	90%	100%	5
Residential utility customer satisfaction	73%	75%	77%	10
System reliability:
SAIDI	164	141	134	15
SAIFI	1.47	1.29	1.23	15
Safety(2):
Power Delivery OSHA recordable injuries	58	50	43	5
Power Delivery OSHA preventable fleet accidents	56	47	40	5
Diversity	85%	95%	98%	5

(1)	Utility adjusted EPS is equal to the consolidated per share earnings of PHI’s utility subsidiaries, less Merger-related integration costs. No EICP award may be given if the threshold utility adjusted EPS target is not achieved.
(2)	For the safety goal to be earned, there must be no fatalities during the year.

Mr. Huffman’s 2014 EICP award opportunity consisted entirely of the following performance criteria relating to our Pepco Energy Services business segment:

	Performance Goals (% of Target Award Earned)
Pepco Energy Services 2014 EICP Performance Criteria	Threshold (50%)	Target (100%)	Maximum (150%)	Weight (%)
Pepco Energy Services adjusted EPS(1)	$0.02	$0.03	$0.04	45.0
Gross margin value of new ESCO contracts signed, in millions	$11.2	$14.0	$16.8	12.0
On-time ESCO project completion rate	75%	85%	91%	6.0
Gross margin percentage from energy efficiency construction contracts	18%	20%	22%	6.0
Net loss from Pepco Energy Services’ generating facilities, in millions	$(0.33)	$(0.18)	$(0.03)	9.0
Revenue from new signed underground and transmission contracts, in millions	$40.0	$50.0	$60.0	12.0
Safety(2):
Pepco Energy Services OSHA recordable injury incident rate	3.0	2.0	1.3	3.4
Pepco Energy Services OSHA preventable fleet accident incident rate	6.0	4.5	2.5	3.3
Diversity	90%	95%	100%	3.3

(1)	Pepco Energy Services adjusted EPS is equal to the consolidated per share earnings of Pepco Energy Services, less the net loss from its generating facilities, and excluding impairment charges. No EICP award may be given if the threshold Pepco Energy Services adjusted EPS target is not achieved.
(2)	For the safety goal to be earned, there must be no fatalities during the year.

2014 EICP Award Payouts

Given the estimated strength of our 2014 business and financial performance, the Compensation Committee made a preliminary determination in December 2014 that the performance goals associated with the EICP would be met above the target level of achievement. To recognize the efforts, contributions and accomplishments of our executive team which led to this positive performance, the Compensation Committee approved the payment in December 2014 to our executives of 2014 EICP awards in amounts that reflected target level of performance (or, with respect to the energy services executives in Pepco Energy Services, performance at 75%). Such awards were subject to clawback to the extent that the target (or 75%) level of performance was not ultimately achieved.

To permit EICP payments to Messrs. Rigby, Velazquez, Fitzgerald and Huffman to continue to be deductible under Section 162(m) of the Code, on December 31, 2014, such named executive officers received shares of performance-based restricted stock under the 2012 LTIP in an amount equal to 100% of their target award opportunity under the EICP. Each such named executive officer’s restricted stock grant was to vest upon the determination by the Compensation Committee of the achievement of performance goals that were identical to those in that named executive officer’s EICP award opportunity.

In February 2015, the Compensation Committee determined that the 2014 EICP awards for the named executive officers were earned at levels ranging from 109.5% to 140.8% based on the performance criteria set forth in these awards, and the amount of each EICP award that exceeded target was paid to each executive in cash. The shares of restricted stock granted to Messrs. Rigby, Velazquez, Fitzgerald and Huffman vested in February 2015 in full in accordance with the Compensation Committee’s final determination regarding the satisfaction of the performance goals.

The Compensation Committee made the following final award decisions based on 2014 performance with respect to the 2014 award opportunities under the EICP for Messrs. Rigby, Boyle and Fitzgerald:

Performance Criteria	Criteria Result	Target Payout (%)	Actual Payout (%)
PHI adjusted EPS	$1.27	50.0	75.0
Residential utility customer satisfaction	75%	10.0	10.0
SAIDI	108	12.5	18.7
SAIFI	1.15	12.5	18.7
Safety/Power Delivery	55/42	5.0	5.1
Safety/Pepco Energy Services	1.1/4.1	5.0	6.6
Diversity	97%	5.0	6.7
	Total	100.0	140.8

The award decisions based on 2014 performance with respect to the 2014 EICP award opportunity of Mr. Velazquez were as follows:

Performance Criteria	Criteria Result	Target Payout (%)	Actual Payout (%)
Utility adjusted EPS	$1.30	20.0	30.0
Power Delivery O&M expense, in millions	$876.3	10.0	10.6
Core capital expenditures, in millions	$1,138.1	10.0	12.1
Compliance	94%	5.0	6.0
Residential utility customer satisfaction	75%	10.0	10.0
SAIDI	108	15.0	22.5
SAIFI	1.15	15.0	22.5
OSHA recordable injuries	55	5.0	3.4
OSHA preventable fleet accidents	42	5.0	6.8
Diversity	97%	5.0	6.6
	Total	100.0	130.5

The award decisions based on 2014 performance with respect to the 2014 EICP award opportunity of Mr. Huffman were as follows:

Performance Criteria	Criteria Result	Target Payout (%)	Actual Payout (%)
Pepco Energy Services adjusted EPS	$0.04	45.0	67.5
Gross margin value of ESCO contracts signed, in millions	$8.4	12.0	0.0
On-time ESCO project completion rate	80%	6.0	4.5
Gross margin percentage from energy efficiency construction contracts	19.9%	6.0	5.9
Net loss from generating facilities, in millions	$(1.58)	9.0	0.0
Revenue from new signed underground and transmission contracts, in millions	$87.6	12.0	18.0
OSHA recordable injury incident rate	1.1	3.4	5.0
OSHA preventable fleet accident incident rate	4.1	3.3	3.6
Diversity	100%	3.3	5.0
	Total	100.0	109.5

These awards are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Stock-Based Awards Under the 2012 LTIP

Overview

During 2014, we granted stock-based awards to our executives under the 2012 LTIP. The purpose of the 2012 LTIP is to align executive compensation with Company performance and increases in stockholder value.

The Compensation Committee adopted a target long-term stock-based award opportunity for each executive officer that is a percentage of the executive’s salary and is designed to place the executive’s total direct compensation opportunity (consisting of salary, target annual cash incentive compensation and target stock-based compensation, other than awards granted to Messrs. Rigby and Fitzgerald in connection with the Original Employment Agreement and Mr. Fitzgerald’s employment agreement, respectively (collectively, the Employment Agreement Awards)) at a level targeting market median practices.

Excluding the Employment Agreement Awards, the target level of long-term stock-based compensation as a percentage of salary for each of the named executive officers in 2014 was as follows:

Name	Target as a Percentage of Salary (%)
Joseph M. Rigby	250
Frederick J. Boyle	125
David M. Velazquez	125
Kevin C. Fitzgerald	125
John U. Huffman	100

Excluding the Employment Agreement Awards, two-thirds of an executive’s target long-term stock-based award opportunity for 2014 was granted in the form of a performance-based RSU award to vest to the extent that performance criteria are achieved at the end of a three-year performance period and the executive generally remains continuously employed with us during that period. The remaining one-third of the executive’s long-term stock-based award opportunity was in the form of a time-based RSU award to vest, subject to the terms of the award agreement and the 2012 LTIP, three years from the date of grant.

The primary objectives of the performance-based RSU awards were to reward the executive for the Company’s performance, align his or her financial interests with the long-term interests of the Company’s stockholders, and retain the executive. The primary objective of the time-based RSU awards was executive retention.

Each RSU entitles the holder, beginning on the date of grant, to receive one share of common stock at the end of the restriction or performance period (and to the extent any performance goals have been satisfied). During the restriction or performance period, an executive does not own any shares of common stock and cannot vote or receive dividends upon the shares underlying the award. The RSU awards generally are subject to forfeiture, subject to certain exceptions, if the employment of the executive terminates before the end of the restriction or performance period.

Our 2014 annual long-term RSU awards were granted with dividend equivalents. When we pay a dividend on our common stock during the period, the executive will be credited with additional RSUs having a fair market value equal to the number of his or her then outstanding RSUs multiplied by the per share amount of the dividend. These additional RSU credits will vest or be forfeited in proportion to the vesting of the underlying award. The Compensation Committee decided to credit dividends in this way so that the executive will only receive the benefit of dividends if an award is earned.

During 2014, the Compensation Committee granted annual long-term stock-based awards during the first 90 days of the year, so that the Company may provide these awards to executives and establish performance goals at or relatively close to the beginning of the applicable retention period or performance cycle. This timing also permits any payments to be made under performance-based awards to comply with applicable requirements for “performance-based compensation” under Section 162(m) of the Code.

The Compensation Committee has granted, and may continue to grant in accordance with past practice, supplemental long-term stock-based awards under the 2012 LTIP at other times of the year as it deems necessary or desirable to reflect new executive hires, promotions, increases in an executive’s responsibility and other compensatory circumstances as determined by the Compensation Committee. Our current practice is to provide that supplemental awards vest on the same date as the annual awards granted during that year.

We also have granted to Messrs. Rigby and Fitzgerald the Employment Agreement Awards, which are discussed in more detail below. These awards have different terms than the annual RSU grants.

If the Merger is completed, the Merger Agreement provides for terms of the vesting or settlement of outstanding awards under the 2012 LTIP (or its predecessor) that may be different from the vesting or settlement terms otherwise described herein. See “— Termination of Employment and Change in Control Benefits — 2012 Long-Term Incentive Plan” for a description of how these awards would vest or settle if the Merger is completed.

Annual Performance-Based RSU Awards

Grants of RSU Awards for 2014 to 2016 Performance Period

For performance-based awards granted under the 2012 LTIP for the three-year performance period beginning on January 1, 2014, the Compensation Committee utilized relative TSR as the sole performance goal. TSR for the 2014 to 2016 performance period is the sum of:

•	the positive or negative change in the price of the Company’s common stock relative to that of the companies in the 2014 Utility Peer Group, calculated using as a starting price the average daily closing price per share during the fourth quarter of 2013 and as an ending price the average daily closing price per share during the fourth quarter of 2016; and
•	the aggregate amount of dividends paid over the three-year period.

The following table shows the percent of the target award that will be earned by a named executive officer based on relative TSR:

Relative TSR Percentile	% of Target Award Earned
90th or above	200
75th	150
50th	100
25th	25
Below 25th	0

In addition, if the Company’s TSR over the three-year period is negative, the payout will be capped at 100% of target, even where the Company’s performance compared to the 2014 Utility Peer Group otherwise allows an award in excess of 100% of the target.

Awards will be prorated when performance falls between the specified levels. For example, for performance at the 62nd percentile, the award would be 125% of target. If, during the course of the three-year performance period, a significant event occurs, as determined in the sole discretion of the Compensation Committee, that the Compensation Committee expects to have a substantial effect on the relative TSR performance objective during the period, whether related to the Company or one or more companies in the 2014 Utility Peer Group, the Compensation Committee may revise the performance objective (except with respect to an award to a “covered employee” as defined under Section 162(m) of the Code).

The Compensation Committee believes relative TSR balances the named executive officer’s overall incentive pay opportunities between goals for Company performance and the Company’s financial performance in relation to the Utility Peer Group, and is representative of current compensation design trends and peer group practices.

For further information on the performance-based awards granted to each NEO in 2014, see the 2014 Grants of Plan-Based Awards table.

Payout of RSU Awards for 2012 to 2014 Performance Period

The Compensation Committee determined the payouts for LTIP awards for the 2012 through 2014 performance period based on the extent to which the performance goal for the award was satisfied. The Compensation Committee determined that relative TSR as calculated under the terms of those awards was at approximately the 71st percentile, and as a result, 141.2% of the target amount of each award was earned. The payment of these awards on December 31, 2014 was effected to mitigate the impact on the Company and its executives of the provisions of the Code related to excess parachute payments; however, the amount of these award payments was unchanged.

Performance-Based Employment Agreement Awards – Mr. Rigby

Overview

Pursuant to the terms of the Original Employment Agreement, Mr. Rigby was entitled to receive a series of three annual performance-based RSU awards, each in the amount of 36,945 RSUs, over the term of the Original Employment Agreement. Each award had a performance period equal to the calendar year in which the award was granted. The vesting of each of these awards was contingent upon Mr. Rigby’s continued employment during the performance period and achievement of the performance goals that were established for the award within 90 days after the beginning of the performance period. For more information, see “— Executive Compensation — Employment Agreements — Joseph M. Rigby.”

The last of these performance-based Employment Agreement Awards was granted to Mr. Rigby under the 2012 LTIP on February 27, 2014 and covered the performance period of January 1, 2014 through December 31, 2014.

Reasons for Award

In executing their responsibilities on behalf of our stockholders, the Compensation Committee and the independent members of the Board believe that this award significantly enhanced the pay-for-performance robustness of our long-term incentive program for the following reasons.

First, the Compensation Committee selected performance criteria for this award that it generally believed to be objective and quantitative. Many of these performance criteria consist of measurable metrics applicable to our utility subsidiaries through established law, regulations or orders, as well as determinations made by third parties. As was the case in 2013, the Compensation Committee included a one-year relative TSR component for this award. For 2014, the weight of this component was increased from 25% to 50% of the total potential payout for this award. Each of these objective criteria was reviewed by PM&P, the Compensation Committee’s independent compensation consultant. Actual utility performance, which is driven by Mr. Rigby’s leadership, was then measured against these objective numerical metrics to determine whether and the extent to which the performance-based award was earned.

Second, in addition to being quantitatively and objectively measurable, the Compensation Committee and the independent directors believed that the performance criteria (other than relative TSR) addressed operational and regulatory goals that were critical for us to meet both in the context of our base rate cases and in discussions about executive compensation with regulators and our customers. As noted, the operational performance criteria above directly supported key components of our plan to obtain positive rate case outcomes and achieve improvements in our relations with public service commissions, both of which we believed were critical to stockholder value.

Third, the award and its performance criteria were approved by the Compensation Committee to support our long-term financial health and our stockholders’ long-term interests. For example, a significant portion of the performance criteria (in terms of the percentage of this award that could be earned) was based on the reliability of electric service to customers and residential customer satisfaction, all of which are key drivers of long-term performance in the utility industry. A third goal, relative TSR, was used to directly align another 50% of the potential payout under this award with our stockholders’ interests.

While the award’s performance period was measured over the span of one year, the Compensation Committee believed that this period was appropriate because the specific numerical metrics utilized by regulators are also annual metrics. Prior to the initial execution of the Merger Agreement in April 2014, we had been filing rate cases annually in an attempt to mitigate regulatory lag. As a result, we had been able to report our progress in these areas to the public service commissions on a yearly basis. The award’s one-year period was originally aligned with our then regulatory reporting strategy and assessment plans, as well as with how our public service commissions viewed our operational goals.

Moreover, the Compensation Committee intended for these awards to serve collectively as a long-term reward, rather than as short-term incentives. The performance-based goals have been set with increasing levels of difficulty, which seek to reward Mr. Rigby for continual progress in the Company’s improvement over time in areas that we believed have the greatest impact on increasing long-term stockholder value and were the most critical to our success.

Additionally, the performance-based awards were designed so that no shares of common stock will be issued to Mr. Rigby under the vested portion of any of these awards until his employment with the Company terminates. This requirement further supported the intention of the Compensation Committee and the independent directors to provide Mr. Rigby with compensation that was tied to the Company’s long-term financial health and success. This limitation provided a powerful and continuing incentive for Mr. Rigby to increase the value of the Company’s stock over the three-year term of the Original Employment Agreement.

The Compensation Committee and the Board believed that these performance-based awards work together with our EICP award opportunities and the annual stock-based compensation under the 2012 LTIP as a cohesive unit to achieve our compensation philosophy. We believed that the various metrics combined serve to reward Mr. Rigby for excellence in different areas, which were critical to our long-term success. While Mr. Rigby’s EICP award opportunity and his 2014 performance-based award feature residential customer satisfaction and system reliability as performance criteria, the common metrics recognize the significance that the public service commissions and our customers place on them and our ability to achieve them. The Compensation Committee believed that both our cash and stock-based incentive programs must explicitly support these critical operational goals. Having both cash-based short-term and stock-based long-term incentive compensation tied to these goals showed both the public service commissions and our customers that our compensation structure was also aligned with their goals.

Finally, this award did not serve to isolate or insulate Mr. Rigby from the cash incentive and annual stock-based incentive opportunities to improve earnings and TSR. Mr. Rigby’s 2014 EICP award opportunity was heavily weighted toward the achievement of the Company’s earnings goal. The EICP award was supplemented by this performance-based award, which rewarded Mr. Rigby largely for the Company’s regulatory and operational achievements, as well as relative TSR, in significant part. In the industry in which we operate, we believed that our stockholders’ interests were much better served by granting awards with measurable performance criteria designed to satisfy and exceed applicable regulatory requirements as supplements to traditional earnings and TSR measures.

Performance Criteria

Information regarding the performance criteria for Mr. Rigby’s 2014 performance-award is provided in the table below:

Performance Criteria	Description/Definition	Purpose	Weight (%)
System reliability, which is composed of:
(1) Achievement of state-mandated reliability standards, including SAIDI and SAIFI, vegetation management requirements and storm restoration standards, as applicable	Transmission and distribution system reliability performance targets are set internally based on mandated requirements in our various service territories as well as on recent historical performance. SAIDI stands for “system average interruption duration index,” and it measures the amount of time our average electricity customer is without service over a specified period of time. SAIFI stands for “system average interruption frequency index,” and it measures the number of sustained outages the average electricity customer has experienced over a specified period of time.	State-mandated reliability standards are objective, quantifiable metrics established by our public service commissions to determine the reliability of the distribution system.	10
(2) Reliability enhancement plan projects	The extent to which we have successfully addressed projects comprising our reliability enhancement plan and emergency restoration improvement plan, including the completion of key reliability construction projects. The target goal is completion of 85% of these milestones as set forth in the Power Delivery Business Plan.	We must deliver power reliably to our customers. The projects outlined in our reliability enhancement plan and emergency restoration improvement plan are intended to increase substantially the reliability of the distribution system.	10
Residential utility customer satisfaction	Overall customer satisfaction during 2014 is measured quarterly using a statistically significant, industry standard methodology developed by MSI. Target goal is 75%.	Public service commissions formulate decisions regarding our base rate cases based upon, in significant part, the views expressed by our customers regarding our utilities’ reliability.	15
Relative TSR	Achievement of relative TSR at the median of the LTIP peer group for the award’s performance period.	Relative TSR measures the alignment of our stock price performance to that of our peer group.	50
PHI adjusted EPS	Adjusted EPS is based on PHI consolidated net income, after adjustments, divided by the diluted weighted average shares outstanding. This component requires achievement of at least the mid-point of our initial adjusted EPS guidance range.	This goal rewards Mr. Rigby for financial performance that exceeded the mid-point of our initial publicly-stated earnings guidance.	15

Determination of Performance

In February 2015, the Compensation Committee determined that 98% of Mr. Rigby’s 2014 performance-based award was earned. The table below explains and analyzes the Compensation Committee’s determinations and outcome with respect to each of the performance goals under this award.

Performance Criteria	Determination	Outcome (%)
Reliability of electric service to customers	Goal substantially met, as measured by our achievement of state-mandated SAIDI and SAIFI reliability standards and four out of five jurisdictional reliability standards. Reliability enhancement plan projects and key reliability construction projects were 85.9% complete, meeting the target goal of 85%.	18
Residential utility customer satisfaction	Met 75% target, based on the results of third-party customer surveys.	15
Relative TSR	Met target, based on PHI’s top ranking among the members of the 2014 Utility Peer Group in relative TSR for the award’s performance period.	50
PHI adjusted EPS	Adjusted EPS of $1.27 exceeded the mid-point of our initial adjusted EPS guidance range.	15
	Total	98

Performance-Based Employment Agreement Awards – Mr. Fitzgerald

Overview

Pursuant to the terms of his employment agreement with the Company, on March 28, 2014, Mr. Fitzgerald received the second of a series of three annual performance-based Employment Agreement Awards under the 2012 LTIP. The vesting of each of these Employment Agreement Awards is contingent upon Mr. Fitzgerald’s continued employment during each annual performance period and achievement of the performance goals established for the performance period covered by the award. The performance criteria and goals for these awards are established at or near the beginning of the performance period. For more information, see “—Executive Compensation — Employment Agreements — Kevin C. Fitzgerald.”

Reasons for Award

The Compensation Committee believed that this award generally supported our pay-for-performance philosophy of our long-term incentive program. The majority of the performance criteria described below is directly tied to regulatory and operational initiatives, which we believed directly support our long-term financial health and stockholder value. While the three one-year performance-based awards were granted in the context of Mr. Fitzgerald joining PHI in September 2012, we believe that the purpose and effect of these awards are substantially similar to those of the awards granted to Mr. Rigby.

Performance Criteria

The second award was granted in the amount of 8,712 RSUs for the performance period from January 1, 2014 through December 31, 2014. The performance criteria for this award are described in the table below.

Performance Criteria	Description/Definition	Purpose	Weight (%)
System reliability, which is composed of:
(1) Achievement of state-mandated reliability standards, including SAIDI and SAIFI, vegetation management requirements and storm restoration standards, as applicable	Transmission and distribution system reliability performance targets are set internally based on mandated requirements in our various service territories as well as on recent historical performance.	State-mandated reliability standards are objective, quantifiable metrics established by our public service commissions to determine the reliability of the distribution system.	5
(2) Reliability enhancement plan projects	The extent to which we have successfully addressed projects comprising our reliability enhancement plan and emergency restoration improvement plan, including the completion of key reliability construction projects. The target goal is completion of 85% of these milestones as set forth in the Power Delivery Business Plan.	We must deliver power reliably to our customers. The projects outlined in our reliability enhancement plan and emergency restoration improvement plan are intended to increase substantially the reliability of the distribution system.	5
Residential utility customer satisfaction	Overall customer satisfaction during 2014 is measured quarterly using a statistically significant, industry standard methodology developed by MSI. Target goal is 75%.	Public service commissions formulate decisions regarding our base rate cases based upon, in significant part, the views expressed by our customers regarding our utilities’ reliability.	10
Successfully leading Utility 2.0 efforts	“Utility 2.0” is generally used to refer to a future state of generation or transmission and distribution infrastructure which requires a road map for a paradigm shift in PHI’s utility business model in order to deliver value to customers and investors. As used in this goal, Utility 2.0 may refer to one or more specific components of this road map as being developed by PHI.	To incentivize the advancement of a key long-term corporate strategic objective which would, when commercialized, enhance stockholder value and benefit customers.
(1) Stakeholder engagement efforts	Completion of the following stakeholder engagement efforts: • Delivery of briefings to public service commissions in all PHI jurisdictions • Have a PHI representative deliver a Utility 2.0 presentation to at least one conference of the National Association of Regulatory Utility Commissioners held in 2014 • Deliver or participate in update briefings with key elected officials in each service territory on Utility 2.0 initiatives.		15
(2) Assessment of Utility 2.0 product or service	Identify and assess one Utility 2.0 product or service offering and submit a written report to PHI’s Executive Leadership Team for approval.		5

Performance Criteria	Description/Definition	Purpose	Weight (%)
(3) Product/business development plan	Develop a written product or business development plan for one Utility 2.0 product or service identified and approved by the Executive Leadership Team, and submit to the Finance Committee and the Board.		5
(4) Preparation of required regulatory filings	Prepare and submit required filings related to Utility 2.0 product or service identified and approved by the CEO in applicable jurisdictions.		10
Roll-out of PHI cultural initiative	Contribute to the roll-out of Energize Results, PHI’s cultural initiative.		15
PHI adjusted EPS	Adjusted EPS is based on PHI consolidated net income, after adjustments, divided by the diluted weighted average shares outstanding. This component requires achievement of our initial adjusted EPS guidance range.	This goal rewards Mr. Fitzgerald for financial performance that exceeded the mid-point of our initial publicly-stated earnings guidance.	30

Determination of Performance

In February 2015, the Compensation Committee determined that 99% of Mr. Fitzgerald’s 2014 performance-based award was earned. The table below explains and analyzes the Compensation Committee’s determinations and outcome with respect to each of the performance goals under this award.

Performance Criteria	Determination	Outcome (%)
Achievement of state-mandated reliability standards	Goal met, as measured by our achievement of state-mandated SAIDI and SAIFI reliability standards and four out of five jurisdictional reliability standards.	4
Reliability enhancement plan projects	Results were 85.9% complete, meeting the target goal of 85%.	5
Residential utility customer satisfaction	Met the target goal of 75%.	10
Utility 2.0 stakeholder engagement efforts	Deemed satisfied as a result of entering into the Merger Agreement.	15
Assessment of Utility 2.0 product or service	Deemed satisfied as a result of entering into the Merger Agreement.	5
Utility 2.0 business development plan	Deemed satisfied as a result of entering into the Merger Agreement.	5
Preparation of required regulatory filings for Utility 2.0 product or service	Deemed satisfied as a result of entering into the Merger Agreement.	10
Rollout of PHI cultural initiative	All cultural initiative goals with respect to legal group employee training and certification and employee engagement improvement survey results were met.	15
PHI adjusted EPS	Adjusted EPS of $1.27 exceeded the mid-point of our initial adjusted EPS guidance range.	30
	Total	99

Time-Based Awards

Grants of Time-Based RSU Awards in 2014

The number of time-based RSUs awarded in 2014 to each of the named executive officers under the 2012 LTIP is shown in the 2014 Grants of Plan-Based Awards table in the column headed “All Other Stock Awards: Number of Shares of Stock or Units.”

Vesting of Time-Based RSU Awards

The Compensation Committee determined to settle and pay time-based RSU awards with respect to the 2012 to 2014 LTIP cycle in shares of common stock on December 31, 2014, rather than in January 2015. The number of shares of common stock that vested under the terms of the time-based RSU awards granted under the LTIP are shown in the 2014 Option Exercises and Stock Vested table in the column “Stock Awards — Number of Shares Acquired on Vesting.” The acceleration of the vesting and payment of these awards was effected to mitigate the impact on the Company and its executives of the provisions of the Code related to excess parachute payments, however, the amount of the award payments was unchanged.

In addition to the foregoing RSU grants, Mr. Rigby received on January 4, 2012 a time-based Employment Agreement Award of 73,891 RSUs, one-third of which vested on January 4, 2013 and the remaining two-thirds vested ratably on a day-to-day basis over the two-year period ending January 4, 2015. Mr. Fitzgerald also received a time-based Employment Agreement Award of 39,494 RSUs, four-fifteenths of which vested on September 17, 2013, four-fifteenths of which vested on September 17, 2014, and the balance of which vests on September 17, 2015, provided that Mr. Fitzgerald remains continuously employed by the Company (subject to certain exceptions and the award payout provisions of the Merger Agreement) through the end of the vesting period. Subject to the provisions of the Merger Agreement, no shares of common stock will be issued under either of these awards until the executive’s employment with the Company terminates.

The time-based Employment Agreement Awards were intended to encourage the named executive officer to remain in the employ of the Company during the term of each such employment agreement.

Grants of Restricted Stock Awards to Joseph M. Rigby

In connection with the extension of the Original Employment Agreement, on April 30, 2014, we granted to Mr. Rigby two awards of restricted stock under the 2012 LTIP. These awards were granted in consideration of Mr. Rigby’s agreement to continue to serve as our President and Chief Executive Officer through the Employment Extension Period. For more information on the Employment Extension Agreement, see “— Executive Compensation — Employment Agreements — Joseph M. Rigby.”

The first award consisted of 73,394 fully-vested shares of restricted stock, 37,284 of which were withheld for tax purposes as permitted by the terms of the award. During the Employment Extension Period, Mr. Rigby is prohibited from selling or otherwise transferring such shares. The second award consisted of 110,092 shares of restricted stock, 55,927 of which were withheld for tax purposes as permitted by the terms of the award. These shares will vest on the last day of the Employment Extension Period, subject to Mr. Rigby’s continued employment with the Company until that date (subject to certain exceptions).

These awards of restricted stock are shown in the 2014 Grants of Plan-Based Awards table in the column headed “All Other Stock Awards: Number of Shares of Stock or Units.”

Retirement Programs

The Company’s retirement plans, consisting of both its tax-qualified retirement plan and supplemental executive retirement plans, are discussed in detail in the section entitled “ — Executive Compensation — Retirement Plans.” Under the Pepco Holdings Retirement Plan, all employees of the Company and certain subsidiaries with at least five years of service (three years in the case of the Conectiv Cash Balance Sub-Plan) are entitled to receive retirement benefits in accordance with the applicable benefit formula up to the maximum level that a qualified pension plan is permitted to provide consistent with regulations under the Code.

The PHI 2011 Supplemental Executive Retirement Plan (the 2011 SERP) provides retirement benefits to participating executives in addition to the benefits a participant is entitled to receive under the Pepco Holdings Retirement Plan to supplement benefits which participants forego due to certain limitations on benefit calculations imposed by the Code. If the benefit payment that otherwise would have been available under the applicable benefit formula of the Pepco Holdings Retirement Plan is reduced due to a contribution or benefit limit imposed by law, the participant in the Pepco Holdings Retirement Plan is entitled to a compensating payment. In addition, a participant in the Pepco Holdings Retirement Plan is entitled to either or both of the following enhancements to the calculation of the participant’s retirement benefit:

•	the inclusion of compensation deferred under the Company’s executive deferred compensation plans; and
•	to the extent not permitted by the Pepco Holdings Retirement Plan, the inclusion of annual cash incentive compensation received by the participant.

A similar supplemental retirement plan provides additional retirement benefits to executives participating in the Conectiv Cash Balance Sub-Plan of the Pepco Holdings Retirement Plan. The supplemental retirement plan benefits applicable to the named executive officers are described in the section entitled “— Executive Compensation — Retirement Plans — Supplemental Executive Retirement Plans.”

The Compensation Committee believes that these supplemental retirement enhancements to the benefits that otherwise would be provided under the Pepco Holdings Retirement Plan are appropriate because they:

•	provide competitive executive retirement benefits;
•	protect eligible executives against reductions in retirement benefits due to limitations under the Code;
•	attract new executives to the Company and encourage the continued employment of existing executives; and
•	establish a more unified approach to the Company’s retirement programs, consistent with current market practices.

Under the terms of the Original Employment Agreement, Mr. Rigby is entitled to receive an increase in his benefit so that such benefit would be equal to 1.65% of such final average base pay and bonus multiplied by years of service (whether his employment terminates during the term of the Original Employment Agreement or thereafter). See “— Executive Compensation — Retirement Plans — Supplemental Executive Retirement Plans — PHI 2011 Supplemental Executive Retirement Plan” for additional information regarding the 2011 SERP.

All employees of the Company, including the named executive officers, are entitled to participate on the same terms as other eligible employees in the Company’s Retirement Savings Plan (the 401(k) Plan). To encourage participation in the 401(k) Plan, participants in this plan receive a 100% Company-matching contribution on employee contributions, up to 3% of annual salary, and a 50% Company-matching contribution on employee contributions in excess of 3% of annual salary, up to 6% of annual salary.

Health and Welfare Benefits

Each of the named executive officers participates in the Company’s health care, life insurance, and disability insurance plans on the same terms as other Company employees. Other than (i) a Company-paid annual executive physical, (ii) under the terms of the Employment Extension Agreement with Mr. Rigby and (iii) under the terms of the PHI Amended and Restated Change-in-Control / Severance Plan for Certain Executive Employees (the CIC Plan), the Company has no health or welfare plans, programs or arrangements that are available only to executives. See “— Executive Compensation — Employment Agreements” and “— Executive Compensation — Termination of Employment and Change in Control Benefits” for more information on these provisions.

Other Perquisites and Personal Benefits

The Company provides its named executive officers with limited perquisites and other personal benefits on an annual basis, including one or more of the following: (i) a car allowance, (ii) Company-paid parking, (iii) tax preparation, (iv) financial planning services, (v) the cost of an annual executive physical, (vi) payment of certain club dues, (vii) personal use of Company-leased entertainment venues and Company-purchased tickets to sporting and cultural events when not otherwise used for business purposes and related incidental expenses, (viii) relocation costs and (ix) reimbursement for spousal travel. The Company does not provide tax gross-ups to any named executive officers on any of the aforementioned perquisites. The Compensation Committee believes that the type and amount of perquisites and other personal benefits provided to the named executive officers are reasonable in relation to the amount of their overall compensation. All perquisites and other personal benefits paid to our named executive officers are more fully described in the Summary Compensation Table.

PHI Deferred Compensation Plan

Under the PHI Second Revised and Restated Executive and Director Deferred Compensation Plan (the PHI Deferred Compensation Plan), which is described in greater detail in the section entitled “— Executive Compensation — Nonqualified Deferred Compensation — Description of Nonqualified Deferred Compensation Plans and Arrangements — PHI Deferred Compensation Plan,” the named executive officers and other executives are permitted to defer the receipt of all or any portion of their salary and annual incentive compensation. In addition, to the extent an executive is prevented from making a contribution to the 401(k) Plan due to the qualified plan limitations imposed by the Code, the executive is entitled to defer the excluded amount under the PHI Deferred Compensation Plan and receive an additional credit under the PHI Deferred Compensation Plan equal to the matching contribution, if any, that the Company would have made with respect to the excluded amount under the 401(k) Plan.

The PHI Deferred Compensation Plan is designed to allow participating executives to save for retirement in a tax-effective way. The Company funds its future financial obligations under the PHI Deferred Compensation Plan through the purchase of Company-owned life insurance policies and other investments.

Employment Agreements

Extension of Employment Agreement with Mr. Rigby

On April 29, 2014, the Company entered into an extension of the Original Employment Agreement, which was to expire by its terms on December 31, 2014, in order to ensure Mr. Rigby’s continued service to the Company and maintain his strong leadership and oversight of the Company during the pendency of the proposed Merger with Exelon or, if the Merger Agreement were to be terminated, during a six-month transition period after such termination. For additional information regarding the terms of the Employment Extension Agreement with Mr. Rigby, see “— Executive Compensation — Employment Agreements – Joseph M. Rigby.”

Employment Agreement with Mr. Fitzgerald

In September 2012, the Company entered into a three-year employment agreement with Mr. Fitzgerald. Mr. Fitzgerald’s compensation for 2014 was determined in accordance with the terms of this employment agreement and reflects a compensation package that was commensurate with his utility and energy-related legal and business expertise and was intended to serve as inducement to Mr. Fitzgerald to retain his employment with the Company for the term of the employment agreement. This employment agreement also provides for performance-based retention awards of RSUs, intended to further align Mr. Fitzgerald’s compensation with the successful achievement of various PHI initiatives. For additional information regarding the terms of the employment agreement with Mr. Fitzgerald, see “— Executive Compensation — Employment Agreements — Kevin C. Fitzgerald.”

Severance and Change-in-Control Benefits

The Company maintains the CIC Plan in which each of the NEOs, other than Mr. Rigby, participated as of December 31, 2014. The purpose of the change-in-control benefit is to ensure that the participating executives are able to remain focused on their responsibilities to the Company in a change-in-control scenario and are not distracted by the uncertainty of their continued employment.

Under the terms of the Employment Extension Agreement, Mr. Rigby waived his right to receive a cash severance payment. As a result, Mr. Rigby is not eligible to receive any cash severance payment under the Employment Extension Agreement upon the termination of his employment or upon a change in control.

On April 29, 2014, the Board adopted the Pepco Holdings, Inc. 2014 Management Employee Severance Plan (the Employee Severance Plan). The Employee Severance Plan provides severance benefits for full-time and part-time management (non-union) employees of the Company and its subsidiaries, including those management employees who are not covered under the CIC Plan. The Employee Severance Plan is effective as of April 29, 2014 and will remain in effect until the second anniversary of the closing of the Merger, or if earlier, the date the Merger Agreement terminates, unless extended by the Company. Our NEOs (other than Mr. Rigby) are eligible to participate in certain benefits under this plan.

For additional information regarding the terms of these plans and the Employment Extension Agreement, see “— Executive Compensation — Termination of Employment and Change in Control Benefits” and “— Executive Compensation — Employment Agreements — Joseph M. Rigby.”

Tax and Accounting Considerations

Tax Considerations

Performance-Based Compensation Under Section 162(m) of the Code

Under Section 162(m) of the Code, a public company is prohibited from deducting for federal income tax purposes compensation in excess of $1.0 million paid to the Company’s principal executive officer and the Company’s three highest compensated executive officers (other than the principal executive officer or the principal financial officer), except that this prohibition does not apply to compensation that qualifies as “performance-based compensation” as defined in regulations adopted under Section 162(m).

The payment of shares of common stock under performance-based awards granted under the LTIP and the 2012 LTIP upon the vesting of such awards, if determined solely by reference to the achievement of pre-established performance objectives, would qualify as “performance-based compensation” under Section 162(m) of the Code. Time-based RSU awards under the LTIP and the 2012 LTIP do not qualify as “performance-based compensation” because the awards vest on the basis of continued employment, rather than pre-established performance objectives.

Awards under the EICP will qualify as “performance-based compensation” under Section 162(m) of the Code, so long as the payment of the award under the EICP is based on the achievement of pre-established performance objectives using performance criteria specified in the EICP.

The Compensation Committee intends for awards of performance-based compensation under the LTIP, the 2012 LTIP and the EICP to qualify as “performance-based compensation” under Section 162(m) to the greatest extent reasonably possible to maximize the deductibility by the Company of the payment of such compensation for federal income tax purposes. The payment of EICP and LTIP awards in December 2014 was effected in accordance with this intention.

The Compensation Committee may from time to time provide an executive with a discretionary cash bonus to reward the executive for extraordinary effort or where special circumstances warrant. Depending on the circumstances, such a bonus may or may not qualify as performance-based compensation under Section 162(m).

Nonqualified Deferred Compensation Under Section 409A of the Code

Section 409A of the Code provides that amounts deferred under nonqualified deferred compensation plans are includable in an employee’s income when vested unless certain requirements are met. If these requirements are not met, employees are also subject to additional income tax and interest penalties. Our supplemental retirement plans, executive employment agreements, severance arrangements, and other nonqualified deferred compensation arrangements are intended to satisfy the requirements of Section 409A.

Parachute Payments Under Sections 280G and 4999 of the Code

Section 280G of the Code disallows the Company’s tax deduction for “excess parachute payments” in connection with the termination of employment related to a change of control (as defined in the Code). Section 4999 of the Code also imposes a 20% excise tax on any person who receives excess parachute payments.

Mr. Rigby is not entitled to participate in the CIC Plan, and, under the Employment Extension Agreement, he has agreed that, if he receives any payments that would be subject to an excess parachute payment excise tax and the net after-tax amount of such payments is not at least $10,000 greater than the net after-tax amount we would receive had none of the payments been subject to such excise tax, the payments will be reduced to the greatest amount that would not give rise to such excise tax. Our other executives, including the other named executive officers, are entitled to receive payments upon termination of their employment, including termination following a change in control (which would occur in the event the Merger is completed), certain of which may trigger the payment of an excess parachute payment. See “Executive Compensation — Termination of Employment and Change in Control

Benefits.” The Company’s tax deduction would be disallowed under Section 280G to the extent a payment is determined to be an excess parachute payment.

None of the executives participating in the CIC Plan are entitled thereunder to receive excise tax gross-up payments. The CIC Plan generally provides that if a payment would be subject to such excise tax, it would be reduced to eliminate such excise tax if such reduction would result in the executive receiving greater net after-tax amounts than he or she would receive had none of the payments been subject to such excise tax.

Accounting Considerations

Except as noted below, restricted stock and RSU awards are accounted for based on their grant date fair value, as determined under FASB ASC Topic 718 – Compensation – Stock Compensation (ASC 718), which is recognized over the service or vesting period applicable to the grant. Forfeitures are estimated, and the compensation cost of awards will be reversed if the employee does not remain employed by us throughout the service or vesting period.

For accounting purposes, the restricted stock awards granted on December 31, 2014 to each of Messrs. Rigby, Velazquez, Fitzgerald and Huffman were determined to be liability awards and not equity awards covered by ASC 718, the compensation expense of which was variable and not determinable until the awards settled in February 2015.

Stock Ownership Requirements

To further align the financial interests of the Company’s executives with those of our stockholders, the Board in 2005 adopted stock ownership requirements for officers of the Company. The requirements, which are expressed as a multiple of base salary, are a function of the executive’s rank:

Officer Level	Multiple of Base Salary (#)
Chief Executive Officer	5 times
Executive Vice President	3 times
Senior Vice President	2 times
Vice President	1 time

Each covered officer had until the later of December 31, 2010, or five years after the date of the officer’s election as an officer, to attain the required ownership level. An individual who is appointed as an officer or is promoted to a position with a higher stock ownership requirement has five years from the date of appointment or promotion to attain the applicable stock ownership level. Shares of common stock allocated to an executive’s 401(k) Plan account and the number of shares of common stock underlying time-based RSU awards (plus dividend equivalents accrued thereon) are considered owned by the executive for the purpose of meeting the ownership requirement. Each of Messrs. Rigby and Velazquez meet the stock ownership requirement applicable to him. Because Messrs. Boyle and Fitzgerald joined the Company during 2012, they have until 2017 to comply with these requirements. Mr. Huffman is not subject to the stock ownership requirement because he is not a Company officer; however, if this requirement were applicable, he nevertheless would satisfy it at the level of two times his base salary.

Prohibition on Hedging of Economic Risk and Pledging of Stock

Because hedging transactions can result in the misalignment of the ownership interest of directors, officers and employees relative to that of the Company’s stockholders, the Board has determined that no director, officer or employee of the Company (including executives) may engage in any hedging or similar transactions that have the effect of reducing or eliminating the investment risks associated with any of the Company’s securities owned by such person. This prohibition applies whether the securities have been acquired from the Company or have been purchased by the holder in the market.

Pledging and margining of common stock puts those shares at risk of sale if the loan cannot otherwise be repaid or if securities in a margin account decrease in value. For these reasons, in February 2013, our Board adopted a policy that prohibits our directors, officers and non-union employees from:

•	pledging their common stock to secure indebtedness of any kind;
•	using the Company’s common stock in a margin account as collateral for investments in other securities; or
•	engaging in any other transaction of a similar nature that has the effect of using the Company’s securities as collateral.

Executive Compensation

2014 Summary Compensation Table

The 2014 Summary Compensation Table below sets forth information on compensation paid by us and our subsidiaries to, or earned by, each of the following named executive officers:

•	our principal executive officer;
•	our principal financial officer; and
•	our three other most highly compensated executive officers employed as of December 31, 2014, determined on the basis of their total compensation for 2014 (excluding the amounts under the column “Change in Pension Value and Nonqualified Deferred Compensation Earnings” below).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total Compensation ($)
Joseph M. Rigby	2014	1,015,000	—	8,124,283	1,429,120	4,431,201	438,378	15,437,982
Chairman, President and Chief Executive Officer	2013	1,015,000	—	3,028,633	329,875	2,543,035	310,603	7,227,146
	2012	985,000	—	4,582,528	1,191,850	4,234,725	204,737	11,198,840
Frederick J. Boyle	2014	500,000	—	613,757	422,400	124,809	69,402	1,730,368
Senior Vice President and Chief Financial Officer(5)	2013	470,000	—	536,895	91,650	105,734	64,941	1,269,220
	2012	320,984	40,000	505,694	233,034	28,159	144,402	1,272,273
David M. Velazquez	2014	534,000	—	655,500	418,122	1,151,742	88,519	2,847,883
Executive Vice President	2013	518,000	—	591,713	96,659	300,173	79,061	1,585,606
	2012	503,000	100,000	640,472	316,890	1,260,208	82,101	2,902,671
Kevin C. Fitzgerald	2014	550,000	—	842,074	464,640	113,521	116,229	2,086,464
Executive Vice President and General Counsel(6)	2013	550,000	15,000	791,197	107,250	73,239	81,376	1,618,062
	2012	159,280	—	1,176,383	115,645	4,276	16,593	1,472,177
John U. Huffman	2014	388,000	—	381,003	254,916	214,284	70,800	1,309,003
President and Chief Executive Officer, Pepco Energy Services	2013	383,000	—	349,999	76,064	8,248	69,299	886,610
	2012	383,000	—	390,145	159,941	—	67,785	1,000,871
(1)	The amount shown for each year is the aggregate grant date fair value as determined in accordance with ASC 718 (excluding the effect of estimated forfeitures) of awards of restricted stock and time-based and performance-based RSU awards granted during that year. The values shown with respect to each performance-based RSU award (i) assume that such award will vest at 100% of the target level at the end of the performance period and the recipient will remain employed by us through such date; (ii) reflect that dividends have been factored into the determination of grant date fair value; and (iii) with respect to certain awards granted to Messrs. Rigby and Fitzgerald in 2012, which awards are not entitled to earn dividend equivalents prior to vesting, (A) reflect a reduction in grant date fair value by an amount equal to the present value of the dividends not earned with respect to the underlying shares during the requisite service or performance period and (B) do not otherwise reflect the impact of dividends on grant date fair value. Furthermore, the values shown assume that each award of time-based RSUs will vest in full at the end of the three-year service period. For a further description of these stock-based awards, see “— Compensation Discussion and Analysis — Components of the Executive Compensation Program — Stock-Based Awards Under the 2012 LTIP.” For a discussion of the other assumptions made in determining the aggregate grant date fair value of these awards, see Note (12), “Stock-Based Compensation, Dividend Restrictions, and Calculations of Earnings Per Share of Common Stock — Stock-Based Compensation” in the Company’s consolidated financial statements included in the Original Form 10-K.

For each of 2014, 2013 and 2012, two-thirds of an executive’s yearly RSU awards were performance-based and one-third was time-based. Assuming vesting of performance-based awards granted in 2014, 2013 and 2012 at the maximum level of 200% of target, the grant date fair value of these performance-based awards would have been as follows:

	Grant Date Fair Value (Maximum Level) of Performance-Based Awards Granted In:
Name	2014	2013	2012
Joseph M. Rigby	$3,292,278	$2,946,165	$3,407,661
Frederick J. Boyle	810,881	682,107	697,692
David M. Velazquez	866,016	751,778	870,075
Kevin C. Fitzgerald	891,980	798,225	725,643
John U. Huffman	503,375	444,670	530,023

(2)	Consists of awards under the EICP. The payment of a portion of the 2014 EICP awards was made in cash in December 2014 instead of in February 2015 (except that the portion of the accelerated EICP awards for Messrs. Rigby, Velazquez, Fitzgerald and Huffman was settled on December 31, 2014 in shares of unvested performance-based restricted stock under the 2012 LTIP with performance goals identical to those of the EICP award opportunities). The payment of these EICP awards in December 2014 was made to mitigate the impact on the Company and its executives of potential consequences under the Code related to excess parachute payments, however, the amount of the award payments was unchanged. The shares of unvested performance-based restricted stock vested in full upon the Compensation Committee’s determination in February 2015 regarding the satisfaction of the performance goals. For a further description of these awards, see “— Compensation Discussion and Analysis — Components of the Executive Compensation Program — Annual Cash Incentive Awards Under the EICP.”
(3)	Consists of the aggregate annual increase in the actuarial present value of the executive’s accumulated benefit under all defined benefit and actuarial pension plans. None of the named executive officers received “above-market earnings” (as defined by SEC regulation) under any of the Company’s nonqualified deferred compensation plans. The change in pension value for 2012 for Mr. Huffman was $(5,181), which is not reflected in the Summary Compensation Table in accordance with SEC regulations.
(4)	The totals shown in this column for 2014 consist of:

Name	Value of Dividends and Dividend Equivalents on Stock- Based Awards ($)(a)	Company-Paid Premiums on Term Life Insurance ($)	Company Matching Contributions Under 401(k) Plan ($)	Company Matching Contributions on Deferred Compensation ($)	Perquisites and Other Personal Benefits ($)(b)	Total ($)
Joseph M. Rigby	354,182	2,351	13,591	30,580	37,674	438,378
Frederick J. Boyle	34,119	1,158	11,700	5,725	16,700	69,402
David M. Velazquez	38,477	1,237	11,700	8,130	28,975	88,519
Kevin C. Fitzgerald	60,910	1,274	11,700	8,806	33,539	116,229
John U. Huffman	22,850	899	11,700	2,536	32,815	70,800
(a)	Represents (1) cash dividends paid quarterly during 2014 with respect to vested and unvested restricted stock awards, and (2) the market value of dividend equivalents credited quarterly during 2014 with respect to unvested time-based RSU awards granted under the 2012 LTIP (which was computed based upon the closing market price of a share of common stock on the trading day immediately prior to the dividend payment date).
(b)	The following perquisites and other personal benefits were paid in 2014 (all amounts shown reflect cash payments made by the Company, except as otherwise stated):

Name	Automobile Allowance ($)*	Parking ($)	Tax Preparation Fee ($)	Financial Planning Fee ($)	Executive Physical Fee ($)	Club Dues ($)	Spousal Travel ($)	Total ($)
Joseph M. Rigby	11,700	2,400	2,600	11,475	800	5,644	3,055	37,674
Frederick J. Boyle	11,700	2,400	2,600	—	—	—	—	16,700
David M. Velazquez	11,700	2,400	2,600	11,475	800	—	—	28,975
Kevin C. Fitzgerald	11,700	2,400	2,600	11,475	—	3,100	2,264	33,539
John U. Huffman	11,700	6,240	2,600	11,475	800	—	—	32,815
*	Consists of a non-accountable expense allowance to compensate executives for the business use of their personal automobiles.

In addition, in 2014, Company-purchased tickets to attend sporting and cultural events were made available to our named executive officers for personal use when not being used for business purposes. There was no incremental cost to PHI for providing these tickets to our named executive officers.

(5)	Mr. Boyle was appointed Senior Vice President and Chief Financial Officer of PHI effective April 9, 2012.
(6)	Mr. Fitzgerald was appointed Executive Vice President and General Counsel of PHI effective September 17, 2012.

Comparison of 2014 Realized Pay to Reported Pay

The calculation of total compensation as reported in the 2014 Summary Compensation Table is based upon rules of the SEC and includes compensation that is not received or realized by our NEOs during the year. For example, total compensation includes the “grant date fair value” of time-based and performance-based RSU awards that were granted during 2014. These amounts are computed applying specific accounting rules and based on a number of assumptions, and are included in total compensation even though time-based awards do not vest until the end of the restriction period and the NEO will not realize any benefit under performance-based awards until the Compensation Committee has determined whether, and the extent to which, the relevant performance criteria have been satisfied at the end of the performance period. For more information on total compensation as calculated under the SEC’s rules, see the narrative and footnotes accompanying the 2014 Summary Compensation Table.

To supplement this SEC-mandated disclosure, the following table sets forth the “realized pay” of each NEO in 2014. For purposes of this table, we define “realized pay” to include the following elements of compensation:

•	base salary and awards under the EICP earned based on fiscal year 2014 performance;
•	the value of the portions of Mr. Rigby’s time-based restricted stock awards which were immediately vested in 2014;
•	the value of the vested portion of time-based restricted stock unit awards granted in 2011 and 2012 under the LTIP to each of the NEOs, which awards vested in 2014;
•	the value of the vested portion of a performance-based RSU award that PHI granted in 2012 under the LTIP to each of the NEOs with respect to the 2012 to 2014 performance period, the vesting of which was determined in 2014; and
•	the value of all perquisites and other personal benefits, to the extent they were includible in the named executive officer’s gross income or otherwise resulted in imputed income for tax purposes.

We calculate realized pay with respect to vested LTIP or 2012 LTIP awards by multiplying (i) the average of the high and low trading prices of our common stock on the NYSE on the vesting date, by (ii) the total number of shares vested, including any shares withheld for tax purposes.

The table does not reflect the vesting of RSU awards granted under the Original Employment Agreement or Mr. Fitzgerald’s employment agreement, because no shares of common stock may be issued in settlement of these awards until the day after the executive’s employment with the Company terminates.

	2014 Realized Pay
Name	Base Salary and EICP Awards ($)	Vested LTIP Restricted Stock and RSU Awards ($)	Vested LTIP Performance- Based RSU Awards ($)	Perquisites and Other Personal Benefits Included on W-2 ($)	Total Realized Pay ($)	2014 Total Compensation Reported in Summary Compensation Table ($)	Realized Pay as a Percentage of 2014 Reported Pay (%)
Joseph M. Rigby	2,444,120	5,621,726	3,568,048	59,410	11,693,304	15,437,982	75.7
Frederick J. Boyle	922,400	262,780	720,167	20,025	1,925,372	1,730,368	111.3
David M. Velazquez	952,122	568,005	911,101	33,905	2,465,133	2,847,883	86.6
Kevin C. Fitzgerald	1,014,640	265,913	728,271	36,845	2,045,669	2,086,464	98.0
John U. Huffman	642,916	344,591	554,974	31,671	1,574,152	1,309,003	120.3

Comparison of Key Elements of Total Compensation

The chart below provides a comparison of the key elements of total compensation for 2014 for each named executive officer, including the percentage of salary and bonus compared to total compensation. This section uses information contained in the 2014 Summary Compensation Table.

Employment Agreements

Joseph M. Rigby

Effective January 1, 2012, the Company entered into the Original Employment Agreement, which provided for Mr. Rigby’s employment with the Company through December 31, 2014. Our independent directors, based upon the recommendation of PM&P, had authorized the entry into the Original Employment Agreement.

In April 2014, in view of the Company’s execution of the Merger Agreement, the Board requested that Mr. Rigby extend his employment with the Company until the completion of the Merger, and Mr. Rigby agreed to do so. The Board determined that Mr. Rigby’s continued leadership of the Company was an important factor in securing the required regulatory approvals necessary to consummate the Merger.

On April 29, 2014, the Company entered into the Employment Extension Agreement with Mr. Rigby, which extended the term of his employment as the Company’s President and Chief Executive Officer for a period (the Employment Extension Period) beginning on January 1, 2015, and ending on the first to occur of:

•	the closing date of the Merger;
•	the date that is six months after the Merger Agreement is terminated; or
•	April 29, 2016.

The following table provides a summary of the material terms of the Employment Extension Agreement.

Provision of Employment Extension Agreement	Description
Annual salary	Fixed at $1,015,000, which was the same as Mr. Rigby’s base salary for 2014 under the terms of the Original Employment Agreement
Restricted stock awards

Mr. Rigby received two awards of restricted stock under the 2012 LTIP, as follows:

•      73,394 shares of fully-vested restricted stock (36,110 shares after withholding of shares for taxes), which, during the term of the Employment Extension Agreement, may not be sold or otherwise transferred except to satisfy his tax withholding obligations.

•      110,092 shares of unvested restricted stock (54,165 shares after withholding of shares for taxes), which vest in full on the last day of the Employment Extension Period or if, prior to that date, Mr. Rigby’s employment is terminated by us without “cause,” by Mr. Rigby for “good reason” (each as defined in the Original Employment Agreement), or as a result of Mr. Rigby’s disability or death.

Retirement and other benefit plans	Mr. Rigby will participate, in a manner similar to other senior executives, in retirement plans, fringe benefit plans, supplemental benefit plans and other plans and programs (including insurance coverage) provided by us for our executives or employees, except that under the Original Employment Agreement, Mr. Rigby was granted an annual minimum annuity benefit under the 2011 SERP in an amount equal to 1.65% of his five-year average base pay and bonus multiplied by years of service as determined under the PHI Sub-Plan (for all other executives, the 2011 SERP provides for an annual benefit equal to 1.45% of the five-year average base pay and bonus multiplied by years of service).
Provisions with respect to termination of employment during Employment Extension Period

See “— Executive Compensation — Termination of Employment and Change in Control Benefits — Employment Extension Agreement” for a description of various benefits that Mr. Rigby may be entitled to receive under the Employment Extension Agreement in connection with the termination of his employment.

Mr. Rigby is subject to a three-year post-termination non-competition covenant and two-year post-termination non-solicitation and non-hiring covenants with respect to any person who is serving as our executive officer at the time of the solicitation.

Performance cash bonus	Mr. Rigby will be eligible to receive a cash award in an amount up to $1,500,000 as determined in the sole discretion of the Board based upon the recommendation of the Compensation Committee. The amount of the award will be based on an evaluation of Mr. Rigby’s performance during the Employment Extension Period and will be subject to his continued employment until the expiration of that period and his execution of a release of claims in favor of the Company.
Change in control benefit	Mr. Rigby is not entitled to any cash severance under the Employment Extension Agreement or any other Company agreement or plan.
Clawback provisions	The Employment Extension Agreement includes provisions intended to satisfy the compensation recovery provisions of both the Dodd-Frank Act and the Sarbanes-Oxley Act.

Kevin C. Fitzgerald

Effective September 17, 2012, the Company entered into an employment agreement with Mr. Fitzgerald, which provides for his employment with the Company through September 16, 2015. Our independent directors, based upon the recommendation of PM&P, authorized the entry into the employment agreement with Mr. Fitzgerald. This employment agreement provides for performance-based awards of RSUs, which are intended to further align Mr. Fitzgerald’s compensation with the successful achievement of various PHI and individual initiatives. The following table provides a summary of the material terms of the employment agreement with Mr. Fitzgerald.

Provision of Employment Agreement	Description
Annual salary	$550,000 ($563,000 for 2015), subject to annual review by the Board, with the condition that his annual base salary may not be decreased during the remainder of the term.
Cash incentive compensation	Mr. Fitzgerald is entitled to a target incentive opportunity under the EICP

Provision of Employment Agreement	Description
equal to 60% of his annual base salary.
Retirement and other benefit plans	Mr. Fitzgerald is eligible to participate (in a manner similar to other senior executives of PHI of comparable rank) in PHI’s retirement, supplemental retirement benefit, savings, deferred compensation, health, welfare and insurance plans, and in other plans and programs provided by PHI from time to time for its senior executives of comparable rank. Mr. Fitzgerald is entitled to receive such perquisites and other personal benefits provided by PHI from time to time to its senior executives of comparable rank.
Long-term incentive plan compensation	Mr. Fitzgerald is entitled to receive 2012 LTIP awards with aggregate target award opportunities equal to 125% of his base salary.
RSU awards

Mr. Fitzgerald is entitled to receive a series of three annual performance-based Employment Agreement Awards under the 2012 LTIP:

•      to be granted over the term of the employment agreement;

•      each to consist of such number of RSUs equal to $166,666.67, divided by the closing price of a share of common stock on the last trading day prior to the first day of the calendar year in which the award is executed and delivered; and

•      the vesting of which is contingent upon Mr. Fitzgerald’s continued employment with the Company during the annual performance period and achievement of the performance goals covered by each award.

Mr. Fitzgerald also received a time-based award of 39,494 RSUs under the 2012 LTIP, four-fifteenths of which vested on September 17, 2013, four-fifteenths of which vested on September 17, 2014, and the balance will vest on September 17, 2015, in each case provided that Mr. Fitzgerald remains continuously employed by the Company through the applicable vesting date.

Mr. Fitzgerald may not settle vested RSUs under these awards until the day after his employment with the Company terminates, except that he may elect to surrender vested RSUs as permitted to satisfy applicable tax withholding obligations. Vested RSUs will be credited with dividend equivalents in the form of additional fully-vested RSUs.

Payments upon termination or change in control

PHI may terminate Mr. Fitzgerald’s employment at any time, with or without cause, and Mr. Fitzgerald may resign as an employee at any time and for any reason, in each case without further compensation under the employment agreement.

Mr. Fitzgerald is a participant in the CIC Plan and the Employee Severance Plan. See “— Executive Compensation — Termination of Employment and Change in Control Benefits” for a discussion of the terms and conditions of these plans.

Clawback provisions	The employment agreement includes provisions intended to satisfy the compensation recovery provisions of both the Dodd-Frank Act and the Sarbanes-Oxley Act.

 2014 Grants of Plan-Based Awards

The following table provides certain information regarding plan-based awards, including award opportunities under the EICP, granted to each of the named executive officers in 2014.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards:	Grant Date Fair Value of
Name	Grant Date	Approval Date	Threshold ($)(2)	Target ($)	Maximum ($)	Threshold Number of Shares (#)	Target Number of Shares (#)	Maximum Number of Shares (#)	Number of Shares of Stock or Units (#)	Stock and Option Awards ($)(4)
Joseph M. Rigby
EICP(5)	1/23/14	1/23/14	253,750	1,015,000	1,827,000	—	—	—	—	—
2012 LTIP—Time-based RSU award(6)	1/23/14	1/23/14	—	—	—	—	—	—	44,635	845,833
2012 LTIP—Performance-based RSU award(7)	1/23/14	1/23/14	—	—	—	22,318	89,270	178,540	—	1,646,139
2012 LTIP—Performance-based RSU award pursuant to Original Employment Agreement(8)	2/27/14	2/27/14	—	—	—	—	36,945	—	—	714,886
2012 LTIP—Vested restricted stock award pursuant to Employment Extension Agreement	4/30/14	4/29/14	—	—	—	—	—	—	73,394	1,966,959
2012 LTIP—Unvested restricted stock award pursuant to Employment Extension Agreement	4/30/14	4/29/14	—	—	—	—	—	—	110,092	2,950,466

Frederick J. Boyle
EICP(5)	1/23/14	1/23/14	75,000	300,000	540,000	—	—	—	—	—
2012 LTIP—Time-based RSU award(6)	1/23/14	1/23/14	—	—	—	—	—	—	10,993	208,317
2012 LTIP—Performance-based RSU award(7)	1/23/14	1/23/14	—	—	—	5,497	21,987	43,974	—	405,440

David M. Velazquez
EICP(5)	1/23/14	1/23/14	32,040	320,400	576,720	—	—	—	—	—
2012 LTIP—Time-based RSU award(6)	1/23/14	1/23/14	—	—	—	—	—	—	11,741	222,492
2012 LTIP—Performance-based RSU award(7)	1/23/14	1/23/14	—	—	—	5,871	23,482	46,964	—	433,008

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards:	Grant Date Fair Value of
Name	Grant Date	Approval Date	Threshold ($)(2)	Target ($)	Maximum ($)	Threshold Number of Shares (#)	Target Number of Shares (#)	Maximum Number of Shares (#)	Number of Shares of Stock or Units (#)	Stock and Option Awards ($)(4)
Kevin C. Fitzgerald
EICP(5)	1/23/14	1/23/14	82,500	330,000	594,000	—	—	—	—	—
2012 LTIP—Time-based RSU award(6)	1/23/14	1/23/14	—	—	—	—	—	—	12,093	229,162
2012 LTIP—Performance-based RSU award(7)	1/23/14	1/23/14	—	—	—	6,047	24,186	48,372	—	445,990
2012 LTIP—Performance-based RSU award pursuant to employment agreement(9)	3/28/14	3/28/14	—	—	—	—	8,712	—	—	166,922

John U. Huffman
EICP(5)	1/23/14	1/23/14	52,380	232,800	419,040	—	—	—	—	—
2012 LTIP—Time-based RSU award(6)	1/23/14	1/23/14	—	—	—	—	—	—	6,824	129,315
2012 LTIP—Performance-based RSU award(7)	1/23/14	1/23/14	—	—	—	3,412	13,649	27,298	—	251,688

(1)	The “target” amount represents the amount of payment for an award opportunity under the EICP based upon achievement of the performance criteria at the “target” level as determined by the Compensation Committee. The “threshold” amount represents the minimum amount of an award which may be received by the executive under the EICP, assuming that an award is paid. The “maximum” amount represents the highest possible payment with respect to an EICP award based on performance, which for 2014 was equal to 180% of the target payment.
(2)	The amounts in this column do not reflect the Compensation Committee’s retained discretion to reduce these minimum award amounts by up to 30% of the target amount of the award opportunity.
(3)	The “threshold” number of shares of an award under the 2012 LTIP represents achievement of relative TSR at the 25th percentile, the “target” number of shares represents achievement of relative TSR at the 50th percentile, and the “maximum” number of shares represents achievement of relative TSR at or above the 90th percentile.
(4)	Represents the grant date fair value, as determined in accordance with ASC 718 (excluding the effect of estimated forfeitures), of restricted stock, time-based RSUs and performance-based RSUs granted under the 2012 LTIP. The grant date fair value of each performance-based RSU award has been calculated using the “target” number of shares, consistent with the estimate of aggregate compensation cost to be recognized over the service period in accordance with ASC 718.
(5)	For a further description of these award opportunities, see “— Compensation Discussion and Analysis — Components of the Executive Compensation Program — Annual Cash Incentive Awards Under the EICP” and footnote (2) to the Summary Compensation Table.
(6)	Subject to the provisions of the Merger Agreement and the acceleration of vesting under certain circumstances as described in “— Executive Compensation — Termination of Employment and Change in Control Benefits,” this time-based RSU award vests on the third anniversary of the date of grant if the executive has been continuously employed by us through that date.
(7)	Subject to the provisions of the Merger Agreement and the acceleration of vesting under certain circumstances as described below in “— Executive Compensation — Termination of Employment and Change in Control Benefits,” this performance-based RSU award vests if the executive is continuously employed by the Company through the end of the performance period and the Compensation Committee has determined that the performance targets are met at least at the “threshold” level of performance. For a further discussion of these awards, see “— Compensation Discussion and Analysis — Components of the Executive Compensation Program —Stock-Based Awards Under the 2012 LTIP —Annual Performance-Based RSU Awards.”
(8)	This award is the last in a series of three annual performance-based Employment Agreement Awards, the vesting of which is contingent upon continued employment during the annual performance period and achievement of the performance goals established for the annual performance period.
(9)	This award is the second in a series of three annual performance-based Employment Agreement Awards, the vesting of which is contingent upon continued employment during the annual performance period and achievement of the performance goals established for the annual performance period.

2012 Long-Term Incentive Plan

The Pepco Holdings, Inc. 2012 Long-Term Incentive Plan provides for long-term incentives to attract, retain and reward highly competent officers and key employees of PHI and its subsidiaries, as well as directors of PHI who are not employees or officers of PHI or any subsidiary.

The number of shares of common stock subject to awards under the 2012 LTIP may not exceed, in the aggregate, 8,000,000 shares, subject to appropriate adjustments in the event of any change in the outstanding shares of common stock by reason of any dividend or split, recapitalization, reorganization, combination, division or exchange of shares, or other similar changes in the common stock. For purposes of determining the number of shares of common stock available for issuance under the 2012 LTIP, whenever an award lapses, is cancelled or forfeited, is delivered or surrendered to us as part or full payment for the exercise of an option, or the rights of the participant to whom an award was granted terminate, the shares subject to such award will again be available for future awards under the 2012 LTIP.

The Compensation Committee may grant awards under the 2012 LTIP to officers or key employees of PHI or any subsidiary, including such officers or employees who are members of the Board. The Compensation Committee also may grant director awards under the 2012 LTIP to directors of PHI who are not employees or officers of PHI or any subsidiary. As of April 15, 2015, 68 persons are eligible to participate in the 2012 LTIP. Unless earlier terminated by the Board, the 2012 LTIP shall terminate on May 18, 2022, but the 2012 LTIP shall remain in effect thereafter solely to settle all matters related to the payment of outstanding awards and the termination of the 2012 LTIP.

Awards permitted to be granted under the 2012 LTIP include incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, RSUs, performance shares, performance units, unrestricted stock and director awards. Director awards are equity awards granted in lieu of some or all of a non-employee director’s cash compensation.

Dividend equivalents may be granted under the 2012 LTIP without consideration from the participant in conjunction with the grant or deferral of restricted stock awards, RSU awards, performance share awards, performance unit awards or any director awards (other than a director award in the form of an option or SAR). Each dividend equivalent will entitle the participant to receive an amount equal to the dividend paid with respect to a share of common stock on each dividend payment date from the date of grant to the date the dividend equivalent lapses. However, no payment may be made as to any dividend equivalent associated with a performance-based award under the 2012 LTIP, unless the Compensation Committee has determined that the target performance objectives with respect thereto have been achieved or exceeded.

If a participant under the 2012 LTIP is subject to the clawback provisions of the Sarbanes-Oxley Act or is covered under a clawback policy adopted by PHI in accordance with rules promulgated by the SEC under the Dodd-Frank Act, an award agreement shall require the participant to comply with all provisions and requirements of such rules and policies.

Amended and Restated Annual Executive Incentive Compensation Plan

The EICP is a cash-based incentive program designed to align executive compensation with the performance of PHI and its subsidiaries. Throughout this section, the term “award” refers to a cash incentive payment made to a participant under the EICP. Awards under the EICP to a participant who is a “covered employee” within the meaning of Section 162(m) of the Code (Covered Executives) are intended to qualify as “performance-based compensation,” eligible for the exception to the non-deductibility provision of Section 162(m) of the Code. No award shall be made in respect of any calendar year that begins on or after January 1, 2022.

Participants in the EICP for any calendar year may include any executive or employee of the Company or any subsidiary selected by the administrator, upon the recommendation of the Company’s chief executive officer, to participate in the EICP. As of April 15, 2015, approximately 59 persons are eligible to participate in the EICP.

The Compensation Committee shall establish, with the advice and recommendation of the chief executive officer, target and maximum incentive opportunities. A target incentive opportunity is established annually as an amount (expressed as a percentage of base salary) payable to a participant if all established performance goals are met. A maximum incentive opportunity represents the maximum incentive payment that may be made to a participant under the EICP during that year. The maximum award that may be paid in any single year to any Covered Executive is $3,000,000.

Whether a participant receives an award under the EICP will depend upon, in part, the achievement of one or more corporate performance goals, business unit performance goals and individual performance goals pursuant to performance criteria determined by the Compensation Committee. A participant in the EICP will be eligible to receive an award based on the level of achievement, as determined by the administrator, of the performance goals associated with that participant’s award opportunities. In no event shall any award under the EICP be paid unless the performance goals and any applicable future service requirements for that award have been satisfied.

Outstanding Equity Awards at December 31, 2014

The following table provides certain information regarding outstanding equity awards held by each of the named executive officers at December 31, 2014. None of the named executive officers had outstanding option awards at December 31, 2014.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)(3)
Joseph M. Rigby
Awarded 4-30-14(4)	54,165	1,458,663	—	—
Awarded 2-27-14(5)	—	—	36,945	994,929
Awarded 1-23-14	46,596	1,254,830	186,382	5,019,267
Awarded 1-24-13	48,397	1,303,331	193,588	5,213,325
Awarded 1-4-12(6)	270	7,271	—	—

Frederick J. Boyle
Awarded 1-23-14	11,476	309,049	45,906	1,236,249
Awarded 1-24-13	11,205	301,751	44,822	1,207,056

David M. Velazquez
Awarded 1-23-14	12,257	330,081	49,028	1,320,324
Awarded 1-24-13	12,349	332,559	49,400	1,330,342

Kevin C. Fitzgerald
Awarded 3-28-14(7)	—	—	8,712	234,614
Awarded 1-23-14	12,625	339,991	50,496	1,359,857
Awarded 1-24-13	13,112	353,106	52,452	1,412,532
Awarded 9-17-12(8)	18,430	496,320	—	—

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)(3)
John U. Huffman
Awarded 1-23-14	7,123	191,822	28,496	767,397
Awarded 1-24-13	7,305	196,724	29,222	786,948
(1)	These are time-based restricted stock and RSU awards granted under the 2012 LTIP. Except as otherwise noted, RSU awards vest in full on the third anniversary of the grant date if the named executive officer has been continuously employed by us through that date, subject to the acceleration of vesting under certain circumstances. See “— Executive Compensation — Termination of Employment and Change in Control Benefits.” Except as otherwise noted, amounts with respect to time-based RSU awards include additional RSUs credited to an executive when the Company pays a dividend on the common stock during the vesting period, although the shares of common stock underlying such credited RSUs are earned if and only to the extent that an award vests.
(2)	Market value is calculated by multiplying the number of shares shown in the immediately preceding column by $26.93, the closing market price of a share of common stock on December 31, 2014.
(3)	These are performance-based RSU awards under the 2012 LTIP. Except as otherwise noted, the awards granted in 2013 and 2014 entitle the named executive officer to earn shares of common stock to the extent pre-established performance objectives are satisfied for, respectively, (i) the three-year performance period beginning on January 1, 2013 and ending on December 31, 2015; and (ii) the three-year performance period beginning on January 1, 2014 and ending on December 31, 2016. Except as otherwise noted, for each award, the named executive officer is eligible to earn a number of shares of common stock ranging from 25% to 200% of the target performance award depending on the extent to which the performance objective is achieved, assuming that the named executive officer has been continuously employed by us during the performance period. For each named executive officer, the number in this column reflects the number of shares that could be earned pursuant to each performance-based RSU award outstanding as of December 31, 2014, based on the following assumed level of performance for each award, as follows:

Performance Cycle	Relative TSR as of December 31, 2014	Assumed Level of Performance for Purposes of Outstanding Equity Awards at FY End Table
2013 to 2015 performance period	94.7%	Maximum
2014 to 2016 performance period	94.7%	Maximum

Except as otherwise noted, amounts include additional RSUs that may be credited to an executive when the Company pays a dividend on the common stock during the performance period, although the shares of common stock underlying such credited RSUs are earned if and only to the extent that an award vests. For further discussion of the terms of performance-based RSU awards for the 2014 to 2016 performance period, see “— Compensation Discussion and Analysis — Components of the Executive Compensation Program — Stock-Based Awards Under the 2012 LTIP — Annual Performance-Based RSU Awards — Grants of RSU Awards for 2014 to 2016 Performance Period.”

(4)	This is an unvested award of restricted stock granted to Mr. Rigby under the terms of the Employment Extension Agreement. For further discussion of the terms of this award, see “— Compensation Discussion and Analysis — Components of the Executive Compensation Program — Stock-Based Awards Under the 2012 LTIP — Time-Based Awards — Grants of Restricted Stock Awards to Joseph M. Rigby.”
(5)	This RSU award is the last of a series of three annual performance-based Employment Agreement Awards. This award covers the performance period beginning on January 1, 2014 and ending on December 31, 2014, with vesting ranging from 0% to 100%. Dividend equivalents accrue only on the vested portion of the award. If and to the extent the award has vested, settlement of the award in shares of common stock will be deferred (subject to certain exceptions and the applicable provisions of the Merger Agreement) until the day after the day Mr. Rigby’s employment with the Company terminates. For a discussion of the terms of this award and the payout to Mr. Rigby thereunder, see “— Compensation Discussion and Analysis — Components of the Executive Compensation Program — Stock-Based Awards Under the 2012 LTIP — Performance-Based Employment Agreement Awards - Mr. Rigby.”
(6)	This is a time-based Employment Agreement Award of 73,891 RSUs granted under the Pepco Holdings, Inc. Long-Term Incentive Plan, the predecessor to the 2012 LTIP. One-third of the RSUs covered by this award vested on January 4, 2013 and the remaining two-thirds vest ratably on a day-to-day basis over the two-year period beginning January 4, 2013, in each case provided that Mr. Rigby remains continuously employed by us through each vesting date. Dividend equivalents accrue only on the vested portion of the award. If and to the extent the award has vested, settlement of the award in shares of common stock will be deferred (subject to certain exceptions and the applicable provisions of the Merger Agreement) until the day after the day Mr. Rigby’s employment terminates.

(7)	This RSU award is the second of a series of three annual performance-based Employment Agreement Awards granted to Mr. Fitzgerald. This award covers the performance period beginning on January 1, 2014 and ending on December 31, 2014, with vesting ranging from 0% to 100%. Dividend equivalents accrue only on the vested portion of the award. If and to the extent the award has vested, settlement of the award in shares of common stock will be deferred (subject to certain exceptions and the applicable provisions of the Merger Agreement) until the day after the day Mr. Fitzgerald’s employment with the Company terminates. For a discussion of the terms of this award and the payout to Mr. Fitzgerald thereunder, see “— Compensation Discussion and Analysis — Components of the Executive Compensation Program — Stock-Based Awards Under the 2012 LTIP — Performance-Based Employment Agreement Awards - Mr. Fitzgerald.”
(8)	This is a time-based Employment Agreement Award of 39,494 RSUs that was granted under the 2012 LTIP to Mr. Fitzgerald. Four-fifteenths of the RSUs covered by this award vested on September 17, 2013, another four-fifteenths vested on September 17, 2014, and the balance will vest on September 17, 2015, in each case provided that Mr. Fitzgerald remains continuously employed by us through the vesting date. Dividend equivalents accrue only on the vested portion of the award. If and to the extent the award has vested, settlement of the award in shares of common stock will be deferred (subject to certain exceptions and the applicable provisions of the Merger Agreement) until the day after the day Mr. Fitzgerald’s employment with the Company terminates.

2014 Option Exercises and Stock Vested

The following table provides certain information regarding the following awards that vested in whole or in part during 2014:

•	time-based RSU awards (including dividend equivalents) granted in 2011 and 2012 that vested during 2014;
•	performance-based RSU awards (including dividend equivalents) that vested during 2014 with respect to the 2012 to 2014 performance period;
•	Mr. Rigby’s time-based Employment Agreement Award (including dividend equivalents), one-third of which vested on January 4, 2013, and the balance vested ratably on a day-to-day basis during the two-year period commencing on January 4, 2013 (although the shares underlying such RSUs are not to be received until the day after his employment with the Company terminates (subject to certain exceptions and the applicable provisions of the Merger Agreement));
•	Mr. Rigby’s and Mr. Fitzgerald’s performance-based Employment Agreement Awards, each of which vested in February 2014 with respect to the 2013 performance period, including dividend equivalents that accrued after vesting during 2014 (although the shares underlying such RSU awards are not to be received until the day after employment with the Company terminates (subject to certain exceptions and the applicable provisions of the Merger Agreement));
•	Mr. Fitzgerald’s time-based Employment Agreement Award, four-fifteenths of which award vested on September 17, 2014, including dividend equivalents that accrued during 2014 (although the shares underlying such RSU award are not to be received until the day after his employment with the Company terminates (subject to certain exceptions and the applicable provisions of the Merger Agreement));
•	Mr. Rigby’s award of 110,092 shares of restricted stock, 55,927 of which vested and were withheld for taxes; and
•	Mr. Rigby’s award of 73,394 shares of restricted stock, all of which vested in full immediately on the date of grant, and as to which 36,110 shares of restricted stock were issued to Mr. Rigby after withholding of shares for taxes.

No options were outstanding during 2014.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(1)
Joseph M. Rigby	405,657	(2)(3)	10,352,496
Frederick J. Boyle	36,392		982,947
David M. Velazquez	58,691		1,479,106
Kevin C. Fitzgerald	56,331	(2)(4)	1,469,834
John U. Huffman	35,675		899,565

(1)	Represents the aggregate market value of the shares realized on vesting, calculated by multiplying the vested number of shares by the average of the high and low trading prices of a share of common stock on the vesting date (or (i) on the last trading day prior thereto when the vesting day occurs on a non-trading day and (ii) with respect to Mr. Rigby’s time-based Employment Agreement Award, market value of the vested shares has been calculated using an average of the daily closing prices during 2014).
(2)	Does not include (i) 36,206 shares underlying a performance-based Employment Agreement Award granted to Mr. Rigby, and (ii) 8,624 shares underlying a performance-based Employment Agreement Award granted to Mr. Fitzgerald, which awards vested on February 26, 2015. The values realized on vesting as of the vesting date with respect to Mr. Rigby’s award and Mr. Fitzgerald’s award were $983,717 and $234,314, respectively. These amounts were calculated by multiplying the vested number of shares by the average of the high and low trading prices of a share of common stock on the vesting date.
(3)	Of these vested shares, (i) 50,127 shares (which represent an aggregate amount of $1,162,722 realized upon vesting) will not be received by Mr. Rigby until the day after his employment with the Company terminates (subject to certain exceptions and the applicable provisions of the Merger Agreement); and (ii) 55,927 shares (which represent an aggregate amount of $1,498,837 realized upon vesting) were withheld by the Company for taxes.
(4)	Of these vested shares, 19,523 shares (representing an aggregate amount of $475,650 realized upon vesting) will not be received by Mr. Fitzgerald until the day after his employment with the Company terminates (subject to certain exceptions and the applicable provisions of the Merger Agreement).

Pension Benefits at December 31, 2014

The following table provides certain information regarding pension benefits for each of the named executive officers at December 31, 2014.

Name	Plan Name(1)	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)(2)	Payments During Last Fiscal Year ($)
Joseph M. Rigby	Conectiv Cash Balance Sub-Plan	29 yrs., 11 mos.(3)	1,894,182	—
	2011 SERP/Conectiv SERP	35 yrs., 11 mos.	13,885,437	—
	Contractual benefit(4)	35 yrs., 11 mos.	2,176,499	—

Frederick J. Boyle	PHI Sub-Plan	2 yrs., 8 mos.	86,962	—
	2011 SERP	2 yrs., 8 mos.	171,740	—

David M. Velazquez	Conectiv Cash Balance Sub-Plan	30 yrs., 0 mos.(5)	1,221,253	—
	2011 SERP/Conectiv SERP	33 yrs., 6 mos.	4,687,677	—

Kevin C. Fitzgerald	PHI Sub-Plan	2 yrs., 3 mos.	59,975	—
	2011 SERP	2 yrs., 3 mos.	131,061	—

John U. Huffman	PHI Sub-Plan	9 yrs., 0 mos.	263,610	—
	2011 SERP	9 yrs., 0 mos.	488,939	—
(1)	For participants in a pre-existing supplemental executive retirement plan prior to August 1, 2011, the 2011 SERP provides a minimum supplemental retirement benefit equal to the amount, if any, by which the executive’s benefit calculated under the 2011 benefit formula exceeds the supplemental retirement benefit provided under the pre-existing plan. Where the pre-existing plan provides for a greater benefit, the executive will receive the benefit provided for under the pre-existing plan.
(2)	Represents the actuarial present value of the executive’s accumulated pension benefit calculated as of December 31, 2014, assuming the executive retires at the earliest time he may retire under the applicable plan without any benefit reduction due to age. The valuation method and all material assumptions applied in calculating the actuarial present value are set forth in

Note (9), “Pension and Other Postretirement Benefits,” to our consolidated financial statements, which are included in the Original Form 10-K.

(3)	The Conectiv Cash Balance Sub-Plan provides for certain “grandfathered” rights under predecessor plans, as described further below under “— Executive Compensation — Retirement Plans — Pepco Holdings Retirement Plan — Conectiv Cash Balance Sub-Plan.” Under these grandfathering provisions, the benefit is calculated for all years of service up to December 31, 2008. The number of actual years of service with the Company and its predecessors for Mr. Rigby under this plan is 35 years, 11 months.
(4)	Represents the net present value of accumulated pension benefits provided under the Original Employment Agreement with Mr. Rigby.
(5)	Participants in the Conectiv Cash Balance Sub-Plan will be provided the greater of the benefit calculated under that plan or using the PHI Sub-Plan formula, under which the number of years of credited service is capped at 30 years. As of December 31, 2014, Mr. Velazquez’s benefit under the PHI Sub-Plan formula exceeded his benefit under the Conectiv Cash Balance Sub-Plan. The number of actual years of service with the Company and its predecessors for Mr. Velazquez is 33 years, 6 months.

Retirement Plans

The Company’s retirement plans and benefits are described below.

Pepco Holdings Retirement Plan

The Pepco Holdings Retirement Plan is a defined benefit plan which consists of several sub-plans and which is qualified under applicable provisions of the Code. Each of the named executive officers participates in the PHI Sub-Plan, the Pepco General Retirement Sub-Plan or the Conectiv Cash Balance Sub-Plan.

PHI Sub-Plan

Persons who become employees (other than certain union employees) of the Company on or after January 1, 2005 are eligible to participate in the PHI Sub-Plan, including Messrs. Boyle, Fitzgerald and Huffman. The PHI Sub-Plan provides participating employees who have at least five years of service with retirement benefits based on the participant’s average base salary for the final five years of employment and the number of years of credited service under the plan at the time of retirement. The normal retirement date generally is the first day of the month after the participant attains age 65. Participants who have reached age 55 and who have ten years of credited service are eligible for retirement benefits prior to normal retirement age, at a benefit level that is reduced from the benefit level at normal retirement age by 3% for each year that the early retirement date precedes the normal retirement date. A participant may retire with full benefits at age 62, provided the participant has 20 years of service. Benefits under the plan are paid in the form of a monthly annuity selected by the participant from among several available annuity options. As of December 31, 2014, none of Messrs. Boyle, Fitzgerald or Huffman had accrued the years of service required to be eligible for benefits under the PHI Sub-Plan.

Pepco General Retirement Sub-Plan

All employees who were employed by Pepco on August 1, 2002, or by the Company in the Pepco service territory prior to January 1, 2005, are eligible to participate in the Pepco General Retirement Sub-Plan. The Pepco General Retirement Sub-Plan provides participating employees who have at least five years of credited service with retirement benefits based on the participant’s average salary for the final three years of employment and the number of years of service under the plan at the time of retirement. The normal retirement date under the Pepco General Retirement Sub-Plan generally is the first day of the month after the participant attains age 65. Participants who have reached age 55 and have at least 30 years of credited service are eligible for early retirement without any reduction in benefits. Participants who have reached age 55 and who have ten years of credited service are eligible for retirement benefits prior to normal retirement age, at a benefit level that is reduced from the benefit level at normal retirement age by 2% for each year that the early retirement date precedes the normal retirement date. Benefits under this plan are partially offset by the Social Security benefits received by the participant and are paid in the form of a monthly annuity selected by the participant from among several available annuity options.

Conectiv Cash Balance Sub-Plan

Most non-unionized employees who were employed by Conectiv on August 1, 2002, or by the Company in the former Conectiv service territory prior to December 31, 2004, are eligible to participate in the Conectiv Cash Balance Sub-Plan, including Messrs. Rigby and Velazquez. Under the Conectiv Cash Balance Sub-Plan, a record-keeping account in a participant’s name is credited with an amount equal to a percentage (which varies depending on the participant’s age at the end of the plan year) of the participant’s total pay, consisting of base pay, overtime and bonuses. Also, participants in the Atlantic City Electric Retirement Plan, in which Mr. Rigby participated, and the Delmarva Retirement Plan, in which Mr. Velazquez participated, who had at least ten years of credited service as of December 31, 1998, the inception date of the Conectiv Cash Balance Sub-Plan, are eligible to receive additional transition credits until the participant’s combined years of service under the prior plan and the Conectiv Cash Balance Sub-Plan total 35 years.

Participants employed by Delmarva Power & Light Company (DPL) or Atlantic City Electric Company on December 31, 1998 were credited with an initial cash balance equal to the present value of their annuity benefits as of that date earned under the Atlantic City Electric Retirement Plan or the Delmarva Retirement Plan, respectively. Each participant’s account balance is supplemented annually with interest credits equal to the prevailing 30-year U.S. Treasury bond rate. Benefits become vested after three years of service. When a participant terminates employment (regardless of age), the amount credited to his or her account, at the election of the participant, is converted into one of several actuarially equivalent annuities selected by the participant or is paid to the participant in a lump sum (which cannot exceed 6.5 times the participant’s final average compensation). For 2014, Mr. Rigby had a Company credit percentage of 10% and received an annual transition credit of 4% of total pay. For 2014, Mr. Velazquez had a Company credit percentage of 10%, and through 2016, receives an annual transition credit of 3% of total pay.

The Conectiv Cash Balance Sub-Plan also provides for certain “grandfathered” rights from the Delmarva Retirement Plan and the Atlantic City Electric Retirement Plan, which apply to employees who had either 20 years of credited service or had attained age 50 on or before January 1, 1999. Under these grandfathering provisions, eligible employees are assured a minimum retirement benefit calculated for all years of service up to December 31, 2008, according to their original benefit formula under the applicable plan. Mr. Rigby, who was a participant in the Atlantic City Electric Retirement Plan, is the only named executive officer eligible to receive these grandfathered benefits.

Participants in the Conectiv Cash Balance Sub-Plan are entitled to the greater of the benefit calculated under the Conectiv Cash Balance Sub-Plan or a benefit calculated using the PHI Sub-Plan formula. In determining the benefit under the PHI Sub-Plan, a participant’s prior years of service are taken into account up to a maximum of 30 years of credited service. As of December 31, 2014, Mr. Rigby’s benefits under the Conectiv Cash Balance Sub-Plan exceeded those under the PHI Sub-Plan (which is described above). Mr. Velazquez’s benefits under the PHI Sub-Plan formula exceeded his benefits under the Conectiv Cash Balance Sub-Plan as of that date.

The net present value of Mr. Rigby’s accumulated benefits under the Conectiv Cash Balance Sub-Plan at December 31, 2014, as shown in the 2014 Pension Benefits table, reflects the value of his benefits under the Conectiv Cash Balance Sub-Plan. At December 31, 2014, the net present value of Mr. Rigby’s and Mr. Velazquez’s accumulated benefit under the Conectiv Cash Balance Sub-Plan was $1,976,725 and $1,374,091, respectively. Had either of them retired on December 31, 2014, that balance, at his election, would have been converted into one of several actuarially equivalent annuities or would have been paid to him in a lump sum.

Supplemental Executive Retirement Plans

PHI 2011 Supplemental Executive Retirement Plan

In 2011, the Company adopted the 2011 SERP, a nonqualified supplemental executive retirement plan, to supplement benefits paid from the Pepco Holdings Retirement Plan. The 2011 SERP replaces the Executive Retirement Plan and the Conectiv Supplemental Executive Retirement Plan (each as described below) as the supplemental retirement plan for new eligible employees of PHI and its subsidiaries hired on or after August 1, 2011. The 2011 SERP also includes provisions that may augment the supplemental retirement benefits to which participants in the pre-existing plans, including each of the named executive officers, are entitled.

The principal purposes of the 2011 SERP are to provide competitive retirement benefits, to protect eligible participants against reductions in retirement benefits due to the qualified plan limitations (as defined below), to encourage the continued employment of and to attract new employees to work for the Company, and to establish a more unified approach to the Company’s retirement programs. The establishment of the 2011 SERP is consistent with the Company’s efforts to align retirement benefits provided by the Company and its subsidiaries with current market practices, as recommended by the Compensation Committee’s independent compensation consultant.

The benefit formula under the 2011 SERP is 1.45% times final average pay (as determined in accordance with the terms of the 2011 SERP) times years of credited service. Benefits under the 2011 SERP are calculated without reduction for limitations placed by the Code on the computation of retirement benefits under a qualified benefit plan (the qualified plan limitations). These limitations cap both the amount of the annual retirement benefit and the amount of compensation that may be used to calculate the annual benefit and exclude from the benefit calculation compensation that is deferred under the terms of a nonqualified plan. Under the 2011 SERP, the supplemental retirement benefit is calculated by including in final average pay the average annual bonus (as determined in accordance with the terms of the 2011 SERP). Accordingly, if a participating executive’s retirement benefit under the Pepco Holdings Retirement Plan is reduced by the qualified plan limitations or the Pepco Holdings Retirement Plan final average pay formula does not include EICP payments, the 2011 SERP will pay a supplemental retirement benefit equal to the difference between (i) the participant’s actual benefit under the Pepco Holdings Retirement Plan and (ii) the participant’s benefit as calculated under the terms of the 2011 SERP.

The 2011 SERP benefit formula, including its application to participants in the pre-existing supplemental retirement plans, is designed to provide executives with retirement benefits that in the aggregate target median peer group retirement benefits based upon the research provided by PM&P. Eligibility for participation in the 2011 SERP is determined by the Compensation Committee. Because the 2011 SERP is a nonqualified supplemental retirement plan, participation is limited to selected members of the Company’s management.

For participants in the pre-existing supplemental executive retirement plans, in addition to the benefit under the pre-existing plan, the 2011 SERP provides a minimum supplemental retirement benefit equal to the amount, if any, by which the executive’s benefit calculated under the 2011 SERP benefit formula exceeds the supplemental retirement benefit provided under the pre-existing plan. Where the pre-existing plan provides for a greater benefit, the executive will receive the benefit provided for under the pre-existing plan.

Generally, a participant will become vested in the 2011 SERP upon the later of attaining age 65 or having five years of service. Earlier vesting is permitted under the 2011 SERP when a participant attains age 55 and is credited with at least ten years of service under the 2011 SERP.

Generally, the only form of benefit intended to be provided under the 2011 SERP is a lifetime annuity, subject to certain exceptions, including after a change of control of the Company, in which case the benefit will be paid in a lump sum. Also, benefits under the 2011 SERP will be paid in a lump sum amount to any participant in the 2011 SERP who also participates in the Conectiv Supplemental Executive Retirement Plan (which itself pays benefits in the form of a lump sum) or to any participant in the 2011 SERP who does not participate in any other supplemental executive retirement plan, but only if the value of the benefit payable under the 2011 SERP is considered to be “de minimis” under the Code. Benefit payments will commence immediately following the participant’s separation from service, subject to the requirements of Section 409A of the Code.

Executive Retirement Plan

The Executive Retirement Plan is a nonqualified supplemental executive retirement plan that combines two different retirement structures: the Supplemental Benefit Structure and the Executive Performance Supplemental Retirement Benefit Structure. The Executive Retirement Plan was closed to new participants effective August 1, 2011, and has been replaced by the 2011 SERP. The Executive Retirement Plan serves the same purpose as the 2011 SERP, as discussed above. Mr. Huffman is a participant in the Executive Retirement Plan.

Supplemental Benefit Structure

An executive’s benefit under the Supplemental Benefit Structure is an amount equal to the additional retirement benefit the executive would have received under the Pepco General Retirement Sub-Plan, if the qualified plan limitations (as discussed in the description of the 2011 SERP above) were not taken into account in calculating the executive’s benefit. Benefits under the Supplemental Benefit Structure are payable in the form of a monthly annuity following the termination of a participant’s employment, subject to the requirements of Section 409A of the Code.

Executive Performance Supplemental Retirement Benefit Structure

An executive’s benefit under the Executive Performance Supplemental Retirement Benefit Structure is the additional retirement benefit the executive would have received under the Pepco General Retirement Sub-Plan if final average salary had included the average annual bonus (as determined in accordance with the terms of the Pepco General Retirement Sub-Plan). Benefits under the Executive Performance Supplemental Retirement Benefit Structure are payable only to executives who remain employed through age 59, unless the termination of the executive’s employment follows a change in control of the Company. Benefits are paid in the form of a monthly annuity, except that if the employment of a participant terminates following a change in control, the payments due will be paid in a lump sum amount equal to the present value of the annuity payments to which the participant otherwise would be entitled. The timing of benefit payments are subject to Section 409A of the Code.

Conectiv Supplemental Executive Retirement Plan

The Conectiv Supplemental Executive Retirement Plan (the Conectiv SERP), is a nonqualified supplemental executive retirement plan that provides a supplemental retirement benefit equal to the additional retirement benefit a participating executive would have received under the Conectiv Cash Balance Sub-Plan of the Pepco Holdings Retirement Plan, if the qualified plan limitations were not taken into account in the benefit calculation. As participants in the Conectiv Cash Balance Sub-Plan, Messrs. Rigby and Velazquez participate in the Conectiv SERP. In the case of Mr. Rigby, the Conectiv SERP benefit is based on his grandfathered benefit under the Atlantic City Electric Retirement Plan calculated without taking the qualified plan limitations into account. The benefit under the Conectiv SERP is payable in a lump sum following the termination of a participant’s employment, subject to the requirements of Section 409A of the Code. If Messrs. Rigby or Velazquez had retired on December 31, 2014, the net present value of each of their retirement benefits as of that date under the Conectiv SERP would have been $2,477,423 and $513,389, respectively.

Nonqualified Deferred Compensation

The following table provides certain information regarding the nonqualified deferred compensation benefits of each of the named executive officers at December 31, 2014.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
Joseph M. Rigby
Conectiv Deferred Compensation Plan	—	—	44,422	447,118	112,078
PHI Deferred Compensation Plan	40,860	30,580	39,337	—	963,833
Deferred Settlement of Employment Agreement Awards	—	1,030,921	977,233	—	3,622,516

Frederick J. Boyle
PHI Deferred Compensation Plan	135,961	5,725	15,130	—	267,440

David M. Velazquez
PHI Deferred Compensation Plan	10,920	8,130	4,164	—	76,603

Kevin C. Fitzgerald
PHI Deferred Compensation Plan	11,900	8,806	1,395	—	44,477
Deferred Settlement of Employment Agreement Awards	—	452,198	156,868	—	813,394

John U. Huffman
PHI Deferred Compensation Plan	3,506	2,536	3,170	—	50,502
(1)	All amounts shown are included in the “Salary” column of the Summary Compensation Table for the year 2014.
(2)	All amounts shown with respect to the PHI Deferred Compensation Plan and the Conectiv Deferred Compensation Plan are included in the “All Other Compensation” column of the Summary Compensation Table for the year 2014.
(3)	Includes the following amounts previously reported as compensation in the Summary Compensation Table in years prior to 2014:

Name	PHI Deferred Compensation Plan ($)	Conectiv Deferred Compensation Plan ($)	Deferred Settlement of Employment Agreement RSU Awards ($)
Joseph M. Rigby	713,022	21,468	2,592,986
Frederick J. Boyle	98,174	—	—
David M. Velazquez	32,175	—	—
Kevin C. Fitzgerald	21,306	—	553,415
John U. Huffman	23,104	—	—

Description of Nonqualified Deferred Compensation Plans and Arrangements

The Company maintains the following nonqualified deferred compensation plans and arrangements, as to which one or more of the NEOs participate.

PHI Deferred Compensation Plan

Under the PHI Deferred Compensation Plan, participating executives (including each of the named executive officers) and directors (including each of our non-employee directors) are permitted to defer the receipt of all or any portion of their compensation, including, in the case of executives, incentive compensation. In addition, to the extent an executive is precluded from making contributions to the 401(k) Plan due to the qualified plan limitations, the executive is eligible to defer under the PHI Deferred Compensation Plan an amount equal to the contribution the executive is prevented from contributing to the 401(k) Plan and receive an additional credit under the PHI Deferred Compensation Plan equal to the matching contribution, if any, that we would have made to the executive’s account under the 401(k) Plan. For a discussion of the 401(k) Plan’s matching contributions, see “— Compensation Discussion and Analysis — Components of the Executive Compensation Program — Retirement Programs.”

The PHI Deferred Compensation Plan permits participants to elect to defer compensation into one or more of three separate accounts, enabling the participant to earn a return on the deferred compensation: a prime rate account, an investment fund account and a PHI phantom share account. However, we currently do not permit our executives to defer compensation into the PHI phantom share account. We credit on a monthly basis to each participant’s account balance an amount corresponding to, as elected by the participant:

•	the interest at the prime rate that would have been paid on an amount equal to the participant’s prime rate account balance;
•	an amount equal to the return that the participant would have earned had his or her investment fund account balance been invested in any one or a combination of the investment funds selected by the Compensation Committee; and
•	an amount equal to the return the participant would have earned had the phantom share account balance been invested in shares of common stock.

Subject to applicable law and Company policy, participants may change these elections as frequently as they wish.

Payment of benefits under the PHI Deferred Compensation Plan begins when selected by the participant among various options, but subject to any limitation necessary to comply with the requirements of Section 409A of the Code. Once every 12 months, an executive may apply to the Compensation Committee for an early distribution of all or any part of the executive’s accounts which are not subject to Section 409A of the Code. This early distribution, less a 10% penalty (which is reduced to 5% if the distribution is submitted within 60 days after a change in control), must be paid to the executive in a lump sum.

Eligibility of executives to participate in the PHI Deferred Compensation Plan is determined by our chief executive officer pursuant to authority delegated by the Board (and, in the case of the chief executive officer, by the Board).

Conectiv Deferred Compensation Plan

Prior to the merger of Pepco and Conectiv, Conectiv maintained the Conectiv Deferred Compensation Plan. Under this plan, participating executives were permitted to defer the receipt of all or any portion of their compensation, including incentive compensation, and to receive employer matching credits on deferrals corresponding to contributions the executive was precluded from making to Conectiv’s 401(k)

Plan due to the qualified plan limitations. On August 1, 2002, employee deferrals and matching employer credits under the Conectiv Deferred Compensation Plan were discontinued.

Prior to August 1, 2002, participant deferrals and employer matching contributions were credited to a deferred compensation account and were deemed invested, as elected by the executive, in any of the investment options available to participants under the Conectiv 401(k) Plan as of August 1, 2002. Employer matching contributions were credited to an employer matching account in the form of Conectiv common stock equivalents, which at the time of the merger were converted into Company common stock equivalents on which additional credits were made when cash dividends were paid on the common stock based on the number of shares that could be purchased with the cash dividend. Of the named executive officers, only Mr. Rigby maintains an account balance under the Conectiv Deferred Compensation Plan.

Distributions under the Conectiv Deferred Compensation Plan commence at a time selected by the executive at the time of deferral from among various options.

Deferred Settlement of Employment Agreement Awards

Each of Messrs. Rigby and Fitzgerald received a time-based Employment Agreement Award and performance-based Employment Agreement Awards. Shares of the Company’s common stock underlying the vested portion of these RSU awards may not be received by Mr. Rigby or Mr. Fitzgerald until the day after his employment with the Company terminates (subject to exceptions and the applicable terms of the Merger Agreement).

Termination of Employment and Change in Control Benefits

The following is a description of our plans and arrangements that provide for payments to the named executive officers, following or in connection with the termination of the executive’s employment, a change in control of the Company or a change in the executive’s responsibilities.

Employment Extension Agreement

As of April 29, 2014, under the Employment Extension Agreement, Mr. Rigby is not entitled to any cash severance payments upon the termination of his employment. Also, Mr. Rigby is not entitled to receive any excise tax gross-up payments under any plan or agreement with us, and, consistent with the Employment Extension Agreement, if Mr. Rigby receives any payments that would be subject to such excise tax and the net after-tax amount of such payments is not at least $10,000 greater than the net after-tax amount he would receive had none of the payments been subject to such excise tax, the payments will be reduced to the greatest amount that would not give rise to such excise tax.

Mr. Rigby also agreed to a three-year post-termination non-compete covenant and two-year post-termination non-solicitation and non-hiring covenants.

The Employment Extension Agreement provides Mr. Rigby with limited benefits if his employment is terminated under various circumstances, as described below.

Termination by the Company Other than for Cause or by Mr. Rigby for Good Reason

If at any time during the Employment Extension Period, PHI terminates Mr. Rigby’s employment, other than for cause, or Mr. Rigby terminates his employment with PHI for good reason, Mr. Rigby will be entitled to the following:

•	payment of unpaid salary and accrued vacation time through the date of termination, as well as any earned and unpaid bonus for the year prior to the year in which the termination occurs;
•	with respect to the unvested portion of any time-based restricted stock or RSU awards under the 2012 LTIP:
o	if the award was granted prior to April 29, 2014, the award will vest on a prorated basis for the length of service through the date of termination, except that if the termination occurs within one year following a change in control (as defined in the Original Employment Agreement), the award will vest in full; and
o	if the award was granted on or after April 29, 2014 (other than with respect to the unvested restricted stock award granted to Mr. Rigby on April 30, 2014, which is covered below), the award will vest on a prorated basis for the length of his service through the date of termination;
•	with respect to the unvested portion of all performance-based restricted stock or RSU awards under the 2012 LTIP:
o	if the award was granted prior to April 29, 2014, the award will vest to the extent earned based on performance through the end of the performance period on a prorated basis for the length of his service through the date of termination, except that if the termination occurs within one year following a change in control (as defined in the Original Employment Agreement), the award will vest on the date of such termination and the amount of the award shall be determined on the assumptions that:
▪	Mr. Rigby had remained employed through the end of the performance period; and
▪	the target level of performance had been achieved; and
o	if the award was granted on or after April 29, 2014, the award will vest to the extent earned based on performance through the end of the performance period on a prorated basis for the length of his service through the date of termination;
•	with respect to the unvested restricted stock award granted to Mr. Rigby on April 30, 2014, the restrictions on such award will lapse in full; and
•	for a period equal to the greater of (i) one year following the termination of Mr. Rigby’s employment and (ii) the remainder of the Employment Extension Period, the Company will reimburse Mr. Rigby for the cost of purchasing a health insurance policy comparable to the Company-sponsored healthcare plan in which he was enrolled immediately prior to the termination of his employment to the extent the Company is not otherwise providing or paying for such coverage.

For purposes of these provisions, “cause” is defined as:

•	intentional fraud or material misappropriation with respect to the business or assets of PHI;
•	the persistent refusal or willful failure to perform substantially his duties and responsibilities to PHI after notice of, and an opportunity to remedy, such failure have been given; or
•	conduct that constitutes disloyalty to PHI or that materially damages the property, business or reputation of PHI.

Mr. Rigby may terminate his employment for good reason if:

•	his base salary is reduced (other than a reduction consistent and proportional with the overall reduction, due to extraordinary business conditions, in the compensation of all other senior executives of the Company);
•	he is not considered in good faith for incentive awards under the Company’s plans in which senior executives are eligible to participate;

•	the Company fails to provide him with retirement, fringe and supplemental benefits in a manner similar to other senior executives;
•	the Company relocates Mr. Rigby’s place of employment to a location further than 50 miles from Washington, D.C. (other than the Washington, D.C. or Wilmington, Delaware metropolitan areas); or
•	he is removed from the position of Chief Executive Officer (other than due to his disability).

Resignation or Termination of Employment for Any Other Reason

Upon a termination of Mr. Rigby’s employment for any other reason, including upon his death or disability (which shall be deemed to have occurred if he becomes entitled to long-term disability benefits under the Company’s disability plan or policy), Mr. Rigby will be entitled to receive unpaid salary, accrued vacation pay and unpaid annual bonus for the year prior to the year in which the termination occurs, as well as any benefits to which he may be entitled under the Company’s benefit plans. In addition, the restrictions on Mr. Rigby’s unvested restricted stock award will lapse in full if his employment is terminated because of his death or disability.

Amended and Restated Change-in-Control / Severance Plan for Certain Executive Employees

The CIC Plan provides for certain benefits to executives of the Company if their employment is terminated under specified circumstances. Under the CIC Plan, if, within two years following a change in control, a participating executive’s employment is terminated by the Company without “cause” or the executive terminates his or her employment for “good reason,” the executive will be entitled to the following termination benefits:

•	a severance payment equal to the sum of executive’s salary and target annual bonus for the year in which the termination occurs, multiplied by a benefit factor of 1.5, 2 or 3, depending upon the executive’s position;
•	a prorated portion (based on the number of days the executive was employed during the year) of the executive’s target annual bonus for the year in which the termination occurs; and
•	for a period of one year, PHI will make available medical, dental, group life and disability benefits that generally are at least at a level substantially similar to the level in effect prior to the change in control.

Currently, 18 of PHI’s executives are eligible to participate in this change-in-control portion of the CIC Plan, including Messrs. Boyle, Fitzgerald and Velazquez (each with a benefit factor of 3), and Mr. Huffman (with a benefit factor of 2).

To ensure that PHI’s executives are able to remain focused on their responsibilities to PHI and will not be distracted by the uncertainty of continued employment, the CIC Plan also provides for a benefit to a covered PHI executive following a termination of his or her employment by PHI without cause, regardless of whether there has been a change in control. In the event of such a termination of employment, a covered PHI executive will receive a severance benefit equal to one year of base salary and the annual target bonus (each as determined under the CIC Plan), a cash payment of $10,000 (intended to cover outplacement and job search services), and six months of Company-paid COBRA continuation benefits for medical, dental and vision insurance. Currently, 58 executives, including each of the named executive officers (other than Mr. Rigby), were eligible to receive this severance benefit.

The receipt of benefits under the CIC Plan is contingent upon the execution by the executive of (i) a general release and a non-disparagement agreement and (ii) a covenant agreeing not to compete against the Company or solicit its employees, each in form and substance satisfactory to the Company.

No tax gross-up payment will be made with respect to any severance paid under the CIC Plan. The CIC Plan generally provides that if a payment would be subject to such excise tax, it would be reduced to eliminate such excise tax if such reduction would result in the executive receiving greater net after-tax amounts than he or she would receive had none of the payments been subject to such excise tax.

2014 Management Employee Severance Plan

On April 29, 2014, the Board adopted the Employee Severance Plan. This plan provides severance benefits for full-time and part-time management (non-union) employees of the Company and its subsidiaries, including employees who are not covered under the CIC Plan. The Employee Severance Plan is effective as of April 29, 2014 and will remain in effect until the second anniversary of the closing of the Merger, or if earlier, the date the Merger Agreement terminates, unless extended by the Company. Our named executive officers (other than Mr. Rigby) are eligible to participate in certain benefits under the Employee Severance Plan, as described below.

Severance benefits are triggered under the Employee Severance Plan upon termination of employment by the Company or any subsidiary without “cause” or, if the termination occurs after a change in control of the Company and during the term of the Employee Severance Plan, by the employee for “good reason.” Severance benefits under the Employee Severance Plan consist of the following:

•	a cash payment equal to two times the product of the employee’s weekly base pay and the number of full years of vesting service under the Retirement Plan (excluding any years paid under a prior severance plan), subject to a minimum of eight weeks of base pay;
•	an amount equivalent to the employee’s target level bonus for the year in which the termination occurs, prorated through the last day of employment; and
•	an additional cash payment of $10,000 (or $5,000, if the employee has less than five years of vesting service under the Retirement Plan).

Under the Employee Severance Plan, eligible employees may elect, at the time their active employment terminates, to end their employment immediately or to take a leave of absence. An employee may elect a “personal leave of absence” for a period of time equal to the number of weeks for which the employee is entitled to receive severance pay. During any personal leave of absence, the Company will pay a portion of the employee’s COBRA premiums for medical, dental and vision coverage.

If the employee is a participant in the Pepco Holdings, Inc. Retirement Plan and is at least 52 years of age, he or she also may elect a “special leave of absence” for up to a maximum of three years to reach the minimum early retirement age under the Retirement Plan or to meet the minimum qualifications for retiree medical and life benefits. During a special leave of absence, an employee would be entitled to receive paid basic life insurance and subsidized health plan benefits. Mr. Huffman is the only named executive officer who would currently be eligible to elect to take a special leave of absence.

Severance benefits are conditioned upon the employee providing the Company with a general release of claims in a form provided by the Company.

Payments under the Employee Severance Plan will be reduced on a dollar for dollar basis (but not below zero) for certain employees who are eligible to receive any other severance payment under another Company agreement or plan in effect prior to a change in control (an Other Agreement or Plan), including the CIC Plan. The benefits of such an employee under the Employee Severance Plan will be reduced to the extent the employee receives (i) one or more lump-sum cash severance payments under an Other Agreement or Plan and (ii) any bonus for the year of separation from service (determined without regard to any leave of absence described above). If such an employee terminates his or her employment for good reason and is not otherwise entitled to a severance benefit from the Company under an Other Agreement or Plan, the employee will be entitled to receive the severance benefits he or she would have received under the Other Agreement or Plan as if employment had been terminated by the Company other than for cause. These employees also are entitled to the leave of absence benefits described above. Because each of Messrs. Boyle, Velazquez, Fitzgerald and Huffman participate in the CIC Plan, any benefits they may otherwise be eligible to receive under the Employee Severance Plan would be reduced on a dollar-for-dollar basis by any benefits they receive under the CIC Plan.

In addition to these benefits, if employment is terminated by us without cause or by the employee for good reason, and an employee is participating or has participated in our Educational Assistance Program (the EAP), he or she will not be required to repay any amounts paid by us for any courses taken under the EAP or any courses which are in progress on the date active employment ends.

For purposes of the Employee Severance Plan, “cause” is defined to mean:

•	intentional fraud or material misappropriation with respect to the business or assets of the Company;
•	the persistent refusal or willful failure to perform substantially the employee’s duties and responsibilities to the Company, which continues after notice of such refusal and a period of not less than 45 days to remedy the refusal or failure to the satisfaction of the Board; or
•	conduct that constitutes disloyalty to the Company or that materially damages the property, business or reputation of the Company.

For purposes of the Employee Severance Plan, “good reason” is defined to mean the occurrence of any of the following circumstances, after written notification of such circumstances is provided to the Company no later than 90 days from the original occurrence of such circumstances, the Company fails to fully correct such circumstances within 30 days of receipt of such notification, and employment is terminated with the Company within two years after the original occurrence of such circumstances:

•	the assignment of any duties inconsistent in any materially adverse respect with an employee’s position, authority, duties or responsibilities immediately prior to the change in control (except for a reduction in duties and responsibilities based upon performance);
•	a material reduction in base compensation (except for a reduction based on performance); or
•	employment in any office or location more than 50 miles from that location at which the employee performed services immediately prior to the occurrence of a change in control, except for travel reasonably required in the performance of the employee’s responsibilities.

2012 Long-Term Incentive Plan

If a participant in the 2012 LTIP has a “qualifying termination” (as defined in the 2012 LTIP), the participant will be eligible to receive an accelerated payout or accelerated vesting of an award as described below. For purposes of the 2012 LTIP, a “qualifying termination” means:

•	the termination of employment by PHI or any subsidiary, or
•	a participant terminating his or her employment with PHI or any subsidiary for “good reason” (as defined in the 2012 LTIP),

each within 12 months following a change in control involving PHI.

The term “good reason” in the 2012 LTIP means, in connection with any award, the occurrence of a change in control of any circumstances constituting “good reason” provided for in an award agreement. If no such circumstances are provided, then “good reason” will be deemed to occur upon the occurrence of:

•	the assignment of any duties inconsistent in any materially adverse respect with an employee’s position, authority, duties or responsibilities from those in effect immediately prior to the change in control;
•	a material reduction in base compensation as in effect immediately before the change in control;
•	a material diminution in the authority, duties or responsibilities of the supervisor to whom the participant is required to report;
•	a material diminution in the budget over which the participant retains authority; or
•	the requirement by PHI or a subsidiary that the participant be based in any office or location more than 50 miles from that location at which the employee performed services immediately prior to the occurrence of a change in control, except for travel reasonably required in the performance of the employee’s responsibilities.

Furthermore, any termination of employment with the Company by the participant must occur within two years after the original occurrence of such circumstances. The participant must provide PHI with written notification of such circumstances no later than 90 days from the original occurrence of the circumstances, and PHI must fail to fully correct such circumstances within 30 days of receipt of such notification.

A change in control followed by a qualifying termination will cause unvested time-based RSUs under the 2012 LTIP to immediately vest and become free of restrictions, and a percentage of unvested performance-based RSUs to immediately vest and become free of restrictions on a prorated basis, assuming that all target performance objectives shall have been achieved at the 100% level.

A participant in the 2012 LTIP whose employment is terminated by the Company for “cause” or by the participant (other than due to death or “disability”) (each as defined in the 2012 LTIP), and other than within 12 months following a change in control, during the restriction period of a time-based or performance-based award will forfeit 100% of the unvested portion of such award upon the date of termination, except that, in the case of a retirement of a participant, the Compensation Committee may, in its sole discretion, provide for the lapse of the restriction period in whole or in part.

A participant in the 2012 LTIP whose employment is terminated without “cause,” or due to “disability” or death (as such terms are defined in the 2012 LTIP) during the restriction period (other than within 12 months following a change in control) will forfeit a prorated portion of the award, based upon the number of days remaining during the restriction period as of the date of termination.

Upon the completion of the Merger, notwithstanding the provisions described above, outstanding awards under the 2012 LTIP (or its predecessor plan) as of the effective time of the Merger will be vested and settled in the following manner:

•	At the effective time of the Merger, each share of our common stock (other than certain excluded shares), including vested or unvested restricted stock awards, will be converted into the right to receive from Exelon $27.25 per share, without interest.

•	At the effective time of the Merger, each outstanding time-based RSU, whether vested or unvested, will be cancelled and converted into the right of the holder to receive from the Company an amount in cash.
o	For RSUs granted on or prior to April 29, 2014, the amount of cash will be equal to the product of the number RSUs multiplied by $27.25 per share.
o	For RSUs granted after April 29, 2014 and outstanding as of the effective time, the amount will be prorated based on the number of days elapsed from the grant date (or, in the case of grants made in 2015, January 1, 2015) through the closing date of the Merger relative to 1,095 days (or, with respect to director awards having a one-year retention period (which were paid as part of our non-management directors’ annual retainer), 365 days).
•	At the effective time of the Merger, each outstanding performance-based RSU, whether vested or unvested, will be cancelled and converted into the right to receive from the Company an amount in cash.
o	For RSUs granted on or prior to April 29, 2014 (including RSUs required to be granted pursuant to an agreement in place as of that date), the amount of cash will be equal to the product of $27.25 multiplied by the total number of shares of common stock subject to the RSU immediately prior to the effective time determined based on achievement of applicable performance objectives at the greater of:
▪	actual performance as reasonably determined by the Compensation Committee prior to the effective time, or
▪	the target level of 100%.
o	For RSUs granted after April 29, 2014 (other than RSUs required to be granted pursuant to an agreement in place as of that date) and outstanding as of the effective time, the amount will be calculated as described in the immediately preceding sub-bullet, prorated based on the number of days elapsed from the grant date (or, in the case of grants made in 2015, January 1, 2015) through the closing date relative to 1,095 days (or, with respect to awards having a one-year performance period, 365 days).
•	At the effective time of the Merger, each right of any kind, whether vested or unvested, to receive shares of Company common stock or benefits measured by the value of such shares, and each award of any kind consisting of such shares that may be held, awarded, outstanding, payable, or reserved for issuance under our stock or benefit plans (other than the common stock or RSUs described above) will be cancelled and converted into the right of the holder to receive from the Company an amount in cash equal to the product of the number of our shares subject to the award immediately prior to the effective time determined, without proration, and, if performance-based, based on achievement of applicable performance objectives at the greater of (i) actual performance as reasonably determined by the Compensation Committee prior to the effective time or (ii) the target level of 100%, multiplied by $27.25 (or if the award provides for payments to the extent the value of such shares exceeds a specified reference or exercise price, the amount, if any, by which $27.25 exceeds the reference or exercise price).

Amended and Restated Annual Executive Incentive Compensation Plan

Except as otherwise required for an award to a Covered Executive to be considered “performance-based compensation” under Section 162(m) of the Code, the EICP provides for the following adjustments of awards in the event of the termination, retirement, death or disability of a participant during a calendar year with respect to an award opportunity:

Termination Event	Definition of Termination Event under the EICP	Adjustment to Award for Termination Event During Year
Death	Death of the participant	Award opportunity will be reduced
proportionately for the year based on the date of death
Disability	Permanent and total disability of the participant, as determined by the Compensation Committee	Award opportunity will be reduced proportionately for the year based on the date of disability
Retirement	Separating from service with PHI or any subsidiary on or after attaining age 55 and achieving at least 10 years of continuous employment with PHI or any subsidiary	Award opportunity will be reduced proportionately for the year based on the date of separation from service
Termination	Any other resignation or discharge from employment not covered above	No award shall be made

To the extent that any award is reduced or eliminated as noted above, the Compensation Committee may reallocate the amount of such award to other participants, other than to a Covered Executive if such reallocation would prevent any award to a Covered Executive from being “performance-based compensation” under Section 162(m) of the Code.

Upon the completion of the Merger, notwithstanding the provisions described above, 2015 outstanding award opportunities under the EICP as of the effective time of the Merger will be paid in the manner provided by the Merger Agreement. Assuming that the Merger will close during 2015, the Merger Agreement provides for payment by the Company of full 2015 EICP awards on the closing date of the Merger based on the greater of target or actual performance (with each applicable performance measure prorated for the portion of the year completed). Performance is to be determined as of a date no more than five business days prior to the effective time of the Merger.

Retirement Plan Benefits

Messrs. Rigby and Velazquez participate in the Conectiv Cash Balance Sub-Plan of the Pepco Holdings Retirement Plan. Messrs. Boyle, Fitzgerald and Huffman are participants in the PHI Sub-Plan of the Pepco Holdings Retirement Plan. For a description of the benefits provided under these defined benefit retirement plans and under the corresponding nonqualified supplemental executive retirement plans following termination of employment, see “— Retirement Plans.”

Deferred Compensation Plans

Each of Messrs. Rigby, Boyle, Velazquez, Fitzgerald and Huffman is a participant in the PHI Deferred Compensation Plan. Mr. Rigby also is a participant in the Conectiv Deferred Compensation Plan. For a discussion of the benefits which our named executive officers are entitled to receive under these plans following a termination of employment, see “— Description of Nonqualified Deferred Compensation Plans and Arrangements.”

Upon the completion of the Merger, each PHI phantom share (or equivalent) credited to a participant in any deferred compensation plan will be cancelled and will represent the right to receive $27.25 in cash, payable as soon as reasonably practicable after the effective time of the Merger, or, if subject to Section 409A of the Code, at the earliest time permitted under the PHI Deferred Compensation Plan that will not trigger a tax or penalty under Section 409A of the Code (with interest at the rate specified in the Merger Agreement from the closing date through such payment date).

Indemnification and Directors’ and Officers’ Liability Insurance Coverage Benefits Under the Merger Agreement

Pursuant to the terms of the Merger Agreement, the Company’s directors and officers (including the named executive officers) will be entitled to certain ongoing indemnification and coverage under directors’ and officers’ liability insurance policies.

From and after the effective time of the Merger, Exelon and PHI will indemnify and hold harmless (and Exelon will, subject to repayment under certain limited circumstances, advance expenses to) our and our subsidiaries’ present and former directors and officers (including the named executive officers) against any costs or expenses (including reasonable attorneys’ fees), judgments, fines, losses, claims, damages or liabilities incurred in connection with any claim, action, suit, proceeding or investigation, arising out of or related to such director’s or officer’s service as a director or officer of ours or our subsidiaries (or services performed at our or our subsidiaries’ request) at or prior to the effective time of the Merger (including the transactions contemplated by the Merger Agreement), to the fullest extent permitted by law.

We are required to (and if we are unable to do so, Exelon will cause the Company (or its successor) to) obtain a six-year “tail” insurance policy with respect to the currently existing directors’ and officers’ liability insurance policies and fiduciary and employment practices liability insurance policies. Such policy must be obtained from an insurance carrier with the same or better credit rating as our insurance carrier as of April 29, 2014 with respect to directors’ and officers’ liability insurance and fiduciary and employment practices liability insurance and must have terms, conditions, retentions and limits of liability that are at least as favorable as our existing policies with respect to any actual or alleged error, misstatement, misleading statement, act, omission, neglect, breach of duty or any matter claimed against a director or officer of ours or any of our subsidiaries by reason of him or her serving in such capacity that existed or occurred at or prior to the effective time of the Merger.

If PHI fails to purchase such policies, then Exelon has agreed to cause PHI to continue to maintain the policies in place as of April 29, 2014 or to use reasonable best efforts to purchase comparable policies, in each case, for the six-year period following the effective time of the Merger. Exelon’s or PHI’s obligation to provide this insurance will be capped at 300% of the annual premium amount we were paying for such insurance as of April 29, 2014. If the annual premium amount for such coverage exceeds the cap, PHI must obtain a policy with the greatest coverage available for a cost not exceeding the amount of the cap.

Our present and former directors and officers will have the right to enforce the provisions of the Merger Agreement relating to their indemnification.

Quantification of Termination of Employment Payments and Benefits

The following discussion quantifies the payments and benefits that:

•	each of Messrs. Rigby, Boyle, Velazquez, Fitzgerald and Huffman would have been entitled to receive under the Merger Agreement and each of the Company’s compensation plans;
•	Mr. Rigby would have been entitled to receive under the terms of the Employment Extension Agreement (other than the discretionary cash bonus of up to $1.5 million thereunder); and
•	Mr. Fitzgerald would have been entitled to receive under the terms of his employment agreement,

in each case if, on December 31, 2014 (i) the executive’s employment had terminated under specified circumstances, or (ii) a change in control, by reason of the completion of the Merger or otherwise, had occurred, and in each case assuming the existence of certain additional circumstances as set forth in the footnotes to the tables below.

In each case below (other than the completion of the Merger), the calculations related to the market value of stock-based awards were based on a price of $26.93 per share of Company common stock, which was the closing market price on December 31, 2014. With respect to the completion of the Merger, these calculations were based on a price of $27.25 per share of Company common stock, which is the per share consideration to be paid under the Merger Agreement if the Merger is completed. For purposes of this discussion, all RSU awards with respect to the 2012 to 2014 LTIP cycle (which were settled on December 31, 2014) were deemed to have been settled prior to the occurrence of any termination of employment or change in control.

Except with respect to the assumed exercise by Mr. Huffman of a special leave of absence under the Employee Severance Plan, the following discussion does not include payments and benefits that would be received by the named executive officers under the Company’s defined benefit retirement plans and corresponding supplemental executive retirement plans and arrangements and under the Company’s deferred compensation plans, the payments and benefits under which are described above in “— Retirement Plans” and “— Description of Nonqualified Deferred Compensation Plans and Arrangements.”

Joseph M. Rigby

Termination Event	Severance Payment ($)(1)	EICP Payment ($)(2)	Accelerated Vesting of Restricted Stock and Time-Based RSUs ($)(3)(4)	Accelerated Vesting of Performance -Based RSUs ($)(4)(5)	Healthcare and Related Benefits ($)	Accrued But Unpaid Vacation Pay ($)(6)	Total ($)
Change in Control – General(7)	—	1,012,219	4,024,095	6,111,225	16,525	117,115	11,281,179
Change in Control – Merger Agreement(8)	—	1,015,000	4,071,913	6,183,842	16,525	117,115	11,404,395
Voluntary Termination	—	1,012,219	—	—	—	117,115	1,129,334
Termination Without Cause/For Good Reason(9)	—	1,012,219	2,700,511	3,569,248	15,180	117,115	7,414,273
Retirement With Consent of Board	—	1,012,219	7,271	994,929	—	117,115	2,131,534
Death or Disability	—	1,012,219	2,700,511	3,569,248	—	117,115	7,399,093
Termination With Cause(9)	—	1,012,219	—	—	—	117,115	1,129,334
(1)	Under the terms of the Employment Extension Agreement, Mr. Rigby is not entitled to receive any severance payment in connection with a termination of his employment.
(2)	Under the terms of the EICP, to the extent Mr. Rigby’s performance goals are deemed to be achieved, a separation from service from the Company on December 31, 2014 for any reason would result in the payment of a prorated award to him, because he was at least 55 years old and had more than 10 years of continuous employment with the Company as of such date. These amounts represent the award that would have been received assuming target-level performance occurred in 2014.
(3)	Except as otherwise provided in footnote (7), these amounts (i) include unvested restricted stock and time-based RSU awards granted under the LTIP and the 2012 LTIP that would vest and become non-forfeitable immediately upon the date of termination of employment; and (ii) do not include 36,110 fully-vested shares of restricted stock that are subject only to transfer restrictions.
(4)	These amounts include additional shares that Mr. Rigby would have been entitled to receive upon vesting of his RSU awards as a result of accrued dividend equivalents thereon, in each of the following circumstances:

	Additional Shares Vested As a Result of Accrued Dividend Equivalents on Accelerated RSU Awards
Termination Event	Time-Based (#)	Performance-Based (#)
Termination Without Cause/For Good Reason Following Change in Control (non-Merger)	6,464	12,927
Termination With Cause Following Change in Control (non-Merger)	4,869	7,311
Termination Without Cause/For Good Reason Not Following Change in Control	3,522	7,311
Death or Disability	3,522	7,311

(5)	Except as otherwise provided in footnote (7), these amounts (i) do not include shares of performance-based restricted stock granted to Mr. Rigby in settlement of his 2014 EICP award and (ii) include shares of common stock that Mr. Rigby would have been entitled to receive under performance-based RSU awards, as follows:

•	in the case of the 2014 performance-based Employment Agreement Award, at the end of the performance period, calculated based on the assumption that he had remained employed with the Company through the end of the performance period and that the target level of performance had been achieved; and
•	in the case of all other performance-based RSU awards granted to Mr. Rigby under the 2012 LTIP:
o	if such termination occurs in connection with a termination of his employment by the Company without “cause” or by Mr. Rigby for “good reason” (each as defined in the Original Employment Agreement) following a change in control (other than the Merger), calculated based on the assumption that he had remained employed with the Company through the end of the performance period and that the target level of performance had been achieved; and
o	other than following a change in control, if such termination occurs in connection with a termination of his employment by the Company without “cause” or by Mr. Rigby for “good reason” (each as defined in the Original Employment Agreement), or due to his death or disability, at the end of the performance period (i) based on the assumption that the Compensation Committee had determined that the performance goals had been met at target and (ii) prorated for the number of days employed during the performance period.

(6)	The amount of vacation pay has been calculated based upon the maximum number of eligible vacation days in accordance with the Company’s vacation policy.
(7)	Assumes the termination of Mr. Rigby’s employment by the Company other than for “cause” or by Mr. Rigby for “good reason” (each as defined under the Original Employment Agreement), within one year following a change in control, other than as a result of the Merger. If Mr. Rigby’s employment had been terminated by the Company for “cause” within 12 months after a “change in control” (each as defined in the 2012 LTIP), the value of accelerated time-based restricted stock and RSU awards and performance-based RSU awards would have been $4,024,095 and $3,569,248, respectively.
(8)	Assumes (i) the completion of the Merger and (ii) the termination of Mr. Rigby’s employment (A) by the Company other than for “cause” or (B) by Mr. Rigby for “good reason” (each as defined under the Original Employment Agreement), each as of December 31, 2014.
(9)	Other than in connection with a change in control.

Frederick J. Boyle

Termination Event	Severance Payment ($)(1)	EICP Payment ($)(2)	Accelerated Vesting of Time- Based RSUs ($)(3)(4)	Accelerated Vesting of Performance- Based RSUs ($)(4)(5)	Welfare Plan Benefit Payment ($)	Healthcare and Related Benefits ($)	Total ($)
Change in Control – General(6)	2,700,000	—	610,799	608,394	1,374	16,987	3,937,554
Change in Control – Merger Agreement(7)	2,700,000	300,000	618,057	1,236,169	1,374	16,987	4,872,587
Voluntary Termination	—	—	—	—	—	—	—
Termination Without Cause(8)	810,000	—	291,636	608,394	—	8,851	1,718,881
Termination for Good Reason(8)	—	—	—	—	—	—	—
Death or Disability	—	299,178	291,636	608,394	—	—	1,199,208
Termination With Cause(8)	—	—	—	—	—	—	—
(1)	In accordance with the terms of the CIC Plan, calculated based upon Mr. Boyle’s target EICP award opportunity.
(2)	These amounts represent the award that would have been received under the EICP assuming target-level performance occurred in 2014.
(3)	These amounts include unvested time-based RSU awards granted under the 2012 LTIP that would have vested and become non-forfeitable immediately upon the date of termination of employment.
(4)	These amounts include the following number of additional shares that Mr. Boyle would have been entitled to receive upon vesting of his RSU awards as a result of accrued dividend equivalents thereon, in each of the following circumstances:

	Additional Shares Vested As a Result of Accrued Dividend Equivalents on Accelerated RSU Awards
Termination Event	Time-Based (#)	Performance-Based (#)
Termination by PHI or by the Executive For Good Reason Following Change in Control (non-Merger)	1,525	1,713
Termination Without Cause Not Following Change in Control	824	1,713
Death or Disability	824	1,713

(5)	Includes shares of common stock that Mr. Boyle would have been entitled to receive under performance-based RSU awards in the following circumstances, as follows:

•

upon termination of Mr. Boyle’s employment by the Company or by Mr. Boyle for “good reason” (as defined in the 2012 LTIP) following a change in control (other than the Merger), (i) based on the assumption that, as of the date of termination, target level of performance had been achieved and (ii) prorated for the number of days employed during the performance period.

•	upon termination of his employment by the Company without “cause” (as defined in the 2012 LTIP) not following a change in control, or due to his death or disability (i) based on the assumption that, at the end of the performance period, the Compensation Committee had determined that the performance goals had been met at target and (ii) prorated for the number of days employed during the performance period.

(6)	Assumes the termination of Mr. Boyle’s employment by the Company other than for “cause” or by Mr. Boyle for “good reason” (each as defined under the CIC Plan) within two years following a change in control; however, the accelerated vesting of RSUs would apply only in the event of a termination of Mr. Boyle’s employment either by the Company with or without “cause,” or by Mr. Boyle for “good reason” (each as defined under the 2012 LTIP), each within one year following a change in control.
(7)	Assumes (i) the completion of the Merger and (ii) the termination of Mr. Boyle’s employment by the Company other than for “cause” or by Mr. Boyle for “good reason” (each as defined under the CIC Plan), each as of December 31, 2014.
(8)	Other than in connection with a change in control.

David M. Velazquez

Termination Event	Severance Payment ($)(1)	EICP Payment ($)(2)	Accelerated Vesting of Time-Based RSUs ($)(3)(4)	Accelerated Vesting of Performance- Based RSUs ($)(4)(5)	Welfare Plan Benefit Payment ($)	Healthcare and Related Benefits ($)	Total ($)
Change in Control – General(6)	2,883,600	319,522	662,640	663,501	2,704	17,414	4,549,381
Change in Control – Merger Agreement(7)	2,883,600	320,400	670,514	1,341,082	2,704	17,414	5,235,714
Voluntary Termination	—	319,522	—	—	—	—	319,522
Termination Without Cause(8)	864,400	319,522	318,116	663,501	—	9,156	2,174,695
Termination for Good Reason(8)	—	319,522	—	—	—	—	319,522
Death or Disability	—	319,522	318,116	663,501	—	—	1,301,139
Termination With Cause(8)	—	319,522	—	—	—	—	319,522
(1)	In accordance with the terms of the CIC Plan, calculated based upon Mr. Velazquez’s target EICP award opportunity.
(2)	Under the terms of the EICP, to the extent Mr. Velazquez’s performance goals are deemed to be achieved, a separation from service from the Company on December 31, 2014 for any reason would result in the payment of a prorated award to him, because he was at least 55 years old and had more than 10 years of continuous employment with the Company as of such date. These amounts represent the award that would have been received assuming target-level performance occurred in 2014.
(3)	These amounts include unvested time-based RSU awards granted under the 2012 LTIP that would have vested and become non-forfeitable immediately upon the date of termination of employment.
(4)	These amounts include the following number of additional shares that Mr. Velazquez would have been entitled to receive upon vesting of his RSU awards as a result of accrued dividend equivalents thereon, in each of the following circumstances:

	Additional Shares Vested As a Result of Accrued Dividend Equivalents on Accelerated RSU Awards
Termination Event	Time-Based (#)	Performance-Based (#)
Termination by PHI or by the Executive For Good Reason Following Change in Control (non-Merger)	1,665	1,877
Termination Without Cause Not Following Change in Control	904	1,877
Death or Disability	904	1,877

(5)	These amounts (i) do not include shares of performance-based restricted stock granted to Mr. Velazquez in settlement of his 2014 EICP award and (ii) include shares of common stock that Mr. Velazquez would have been entitled to receive under performance-based RSU awards, as follows:

•	upon termination of Mr. Velazquez’s employment by the Company or by Mr. Velazquez for “good reason” (as defined in the 2012 LTIP) following a change in control, (i) based on the assumption that, as of the date of termination, target level of performance had been achieved and (ii) prorated for the number of days employed during the performance period; and
•	upon termination of his employment by the Company without “cause” (as defined in the 2012 LTIP) not following a change in control, or due to his death or disability (i) based on the assumption that, at the end of the performance period, the Compensation Committee had determined that the performance goals had been met at target and (ii) prorated for the number of days employed during the performance period.

(6)	Assumes the termination of Mr. Velazquez’s employment by the Company other than for “cause” or by Mr. Velazquez for “good reason” (each as defined under the CIC Plan) within two years following a change in control; however, the accelerated vesting of RSUs would apply only in the event of a termination of Mr. Velazquez’s employment either by the Company with or without “cause,” or by Mr. Velazquez for “good reason” (each as defined under the 2012 LTIP), each within one year following a change in control.
(7)	Assumes (i) the completion of the Merger and (ii) the termination of Mr. Velazquez’s employment by the Company other than for “cause” or by Mr. Velazquez for “good reason” (each as defined under the CIC Plan), each as of December 31, 2014.
(8)	Other than in connection with a change in control.

Kevin C. Fitzgerald

Termination Event	Severance Payment ($)(1)	EICP Payment ($)(2)	Accelerated Vesting of Time-Based RSUs ($)(3)(4)	Accelerated Vesting of Performance- Based RSUs ($)(4)(5)	Welfare Plan Benefit Payment ($)	Healthcare and Related Benefits ($)	Total ($)
Change in Control – General(6)	2,970,000	—	1,189,417	932,101	2,785	16,878	5,111,181
Change in Control – Merger Agreement(7)	2,970,000	330,000	1,199,511	1,640,069	2,785	16,878	6,159,243
Voluntary Termination	—	—	—	—	—	—	—
Termination Without Cause(8)	890,000	—	830,807	932,101	—	8,675	2,661,583
Termination For Good Reason(8)	—	—	496,320	234,614	—	—	730,934
Death or Disability	—	329,096	830,807	932,101	—	—	2,092,004
Termination With Cause(8)	—	—	—	—	—	—	—
(1)	In accordance with the terms of the CIC Plan, calculated based upon Mr. Fitzgerald’s target EICP award opportunity.
(2)	These amounts represent the award that would have been received under the EICP assuming target-level performance occurred in 2014.
(3)	Includes unvested time-based RSU awards granted under the 2012 LTIP that would have vested and become non-forfeitable immediately upon the date of termination of employment.
(4)	These amounts include the following number of additional shares that Mr. Fitzgerald would have been entitled to receive upon vesting of his RSU awards as a result of accrued dividend equivalents thereon, in each of the following circumstances:

	Additional Shares Vested As a Result of Accrued Dividend Equivalents on Accelerated RSU Awards
Termination Event	Time-Based (#)	Performance-Based (#)
Termination by PHI or by the Executive For Good Reason Following Change in Control (non-Merger)	1,752	1,981
Termination Without Cause Not Following Change in Control	954	1,981
Death or Disability	954	1,981

(5)	These amounts (i) do not include shares of performance-based restricted stock granted to Mr. Fitzgerald in settlement of his 2014 EICP award and (ii) include shares of common stock that Mr. Fitzgerald would have been entitled to receive under performance-based RSU awards, as follows:

•	in the case of the 2014 performance-based Employment Agreement Award, at the end of the performance period, calculated by assuming that he had remained employed with the Company through the end of the performance period and that the target level of performance had been achieved; and
•	in the case of all other performance-based RSU awards granted to Mr. Fitzgerald under the 2012 LTIP:
o	if such termination occurs in connection with a termination of his employment by the Company without “cause” or by Mr. Fitzgerald with “good reason” (each as defined in the 2012 LTIP) following a change in control, (i) based on the assumption that, as of the date of termination, target level of performance had been achieved and (ii) prorated for the number of days employed during the performance period; and

o	upon termination of his employment by the Company without “cause” (as defined in the 2012 LTIP) not following a change in control, or due to his death or disability (i) based on the assumption that, at the end of the performance period, the Compensation Committee had determined that the performance goals had been met at target and (ii) prorated for the number of days employed during the performance period.

(6)	Assumes the termination of Mr. Fitzgerald’s employment by the Company other than for “cause” or by Mr. Fitzgerald for “good reason” (each as defined under the CIC Plan) within two years following a change in control; however, the accelerated vesting of RSUs would apply only in the event of a termination of Mr. Fitzgerald’s employment either by the Company with or without “cause,” or by Mr. Fitzgerald for “good reason” (each as defined under the 2012 LTIP), each within one year following a change in control.
(7)	Assumes (i) the completion of the Merger and (ii) the termination of Mr. Fitzgerald’s employment by the Company other than for “cause” or by Mr. Fitzgerald for “good reason” (each as defined under the CIC Plan), each as of December 31, 2014.
(8)	Other than in connection with a change in control.

John U. Huffman

Termination Event	Severance Payment ($)(1)	EICP Payment ($)(2)	Accelerated Vesting of Time-Based RSUs ($)(3)(4)	Accelerated Vesting of Performance- Based RSUs ($)(4)(5)	Welfare Plan Benefit Payment ($)	Healthcare and Related Benefits ($)	Special Leave of Absence Benefit ($)(6)	Total ($)
Change in Control – General(7)	1,474,400	—	388,546	390,216	1,965	16,878	—	2,272,005
Change in Control – Merger Agreement(8)	1,474,400	232,800	393,163	786,408	1,797	16,878	204,000	3,109,446
Voluntary Termination	—	—	—	—	—	—	—	—
Termination Without Cause(9)	630,800	—	187,104	390,216	1,797	16,878	204,000	1,430,795
Termination for Good Reason(9)	—	—	—	—	1,797	16,878	204,000	222,675
Death or Disability	—	229,170	187,104	390,216	—	—	—	806,490
Termination With Cause(9)	—	—	—	—	—	—	—	—
(1)	In accordance with the terms of the CIC Plan, calculated based upon Mr. Huffman’s target EICP award opportunity.
(2)	These amounts represent the award that would have been received under the EICP assuming target-level performance occurred in 2014.
(3)	These amounts include unvested time-based RSU awards granted under the 2012 LTIP that would have vested and become non-forfeitable immediately upon the date of termination of employment.
(4)	These amounts include the following number of additional shares that Mr. Huffman would have been entitled to receive upon vesting of his RSU awards as a result of accrued dividend equivalents thereon, in each of the following circumstances:

	Additional Shares Vested As a Result of Accrued Dividend Equivalents on Accelerated RSU Awards
Termination Event	Time-Based (#)	Performance-Based (#)
Termination by PHI or by the Executive For Good Reason Following Change in Control (non-Merger)	979	1,107
Termination Without Cause Not Following Change in Control	533	1,107
Death or Disability	533	1,107

(5)	These amounts (i) do not include shares of performance-based restricted stock granted to Mr. Huffman in settlement of his 2014 EICP award and (ii) include shares of common stock that Mr. Huffman would have been entitled to receive under performance-based RSU awards, as follows:

•	upon termination of Mr. Huffman’s employment by the Company or by Mr. Huffman for “good reason” (as defined in the 2012 LTIP) following a change in control, (i) based on the assumption that, as of the date of termination, target level of performance had been achieved and (ii) prorated for the number of days employed during the performance period; and
•	upon termination of his employment by the Company without “cause” (as defined in the 2012 LTIP) not following a change in control, or due to his death or disability (i) based on the assumption that, at the end of the performance period, the Compensation Committee had determined that the performance goals had been met at target and (ii) prorated for the number of days employed during the performance period.

(6)	These amounts represent the value of the increase in benefits payable to Mr. Huffman if he elects under the Employee Severance Plan, upon a termination of his employment without cause or a termination of employment by him for good reason (each as defined therein), to take a special leave of absence.

(7)	Assumes the termination of Mr. Huffman’s employment by the Company other than for “cause” or by Mr. Huffman for “good reason” (each as defined under the CIC Plan and the Management Severance Plan) within two years following a change in control; however, the accelerated vesting of RSUs would apply only in the event of a termination of Mr. Huffman’s employment either by the Company with or without “cause,” or by Mr. Huffman for “good reason” (each as defined under the 2012 LTIP), each within one year following a change in control.
(8)	Assumes (i) the completion of the Merger and (ii) the termination of Mr. Huffman’s employment by the Company other than for “cause” or by Mr. Huffman for “good reason” (each as defined under the CIC Plan), each as of December 31, 2014.
(9)	Other than in connection with a change in control.

Compensation Policies and Practices Relating to Risk Management

The Compensation Committee’s charter requires that the Compensation Committee members review and assess risks and risk mitigation strategies applicable to the Compensation Committee’s specific areas of primary responsibility.

Since 2010, management, using a framework provided by PM&P, has conducted an annual risk assessment of the Company’s compensation policies and practices for all employees, including executives. In February 2015, the results of management’s risk assessment, which included the Company’s 2014 short-term and long-term incentive-based compensation, were reviewed with the Compensation Committee and PM&P. This assessment sought to identify features of the Company’s compensation policies and practices that could encourage excessive risk-taking.

In order to focus employees on performance objectives that promote the best interests of the Company and its stockholders, short-term and long-term incentive-based compensation is linked to the achievement of measurable financial and business goals, and, in the case of short-term incentives, individual performance goals. The risk assessments conducted by management found that these arrangements are coupled with compensation design elements and other controls that discourage business decision-making that is focused solely on the compensation consequences. These compensation design elements and other controls include:

•	strong enterprise-wide risk management policies and programs, which have undergone third-party risk assessments;
•	cash incentives that are earned only if, in addition to the satisfaction of stated performance metrics, a corporate or business unit earnings threshold is exceeded;
•	the absence of compensation arrangement features often identified as encouraging excessive risk-taking as applied to companies in the regulated utility industry;
•	program designs that provide a balanced mix of cash and equity and short-term and long-term incentives;
•	performance metrics, not all of which are financial in nature, such as safety, reliability, diversity and customer satisfaction;
•	no stock options; and
•	share ownership guidelines that are applicable to officers of the Company at the level of vice president and above.

On the basis of its review of the Company’s compensation programs, management concluded, and advised the Compensation Committee, that the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

During the 2014 fiscal year, Messrs. Barbas, Dunn, Harker, Frisby and Silverman, and Ms. Krumsiek, as well as former directors Frank O. Heintz and Frank K. Ross, served as members of the Compensation

Committee. No person who served as a member of the Compensation Committee during the fiscal year ended December 31, 2014, was a current or former officer or employee of the Company, or engaged in certain transactions with us required to be disclosed as “related party transactions” under regulations of the SEC. There were no compensation committee “interlocks” during the fiscal year ended December 31, 2014, which generally means that none of our executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as a member of the Board or as a member of the Compensation Committee.

Director Compensation

Elements of Director Compensation

During 2014, each non-management director of PHI was eligible to receive an annual Board retainer comprised of $50,000 in cash and $65,000 in PHI equity. The equity portion of the retainer was paid in the form of RSU awards issued under the 2012 LTIP. These RSUs vest upon the earlier of one year after the date of grant or upon the date of the next annual meeting of stockholders. During 2014, the annual committee chair and Lead Independent Director retainers were $10,000 and $25,000, respectively. The meeting fee was $2,000 per meeting.

Under the terms of the PHI Non-Management Directors Compensation Plan (the Directors Plan), our non-management directors were permitted to elect to receive their cash retainer payments and meeting fees in cash or in shares of common stock. No shares were acquired under the Directors Plan during 2014, which expired by its terms on December 31, 2014.

These directors are also permitted to elect to defer the receipt of their cash retainer and meeting fees under the terms of the PHI Deferred Compensation Plan. Contributions to the director’s PHI Deferred Compensation Plan account may be credited to a prime rate interest account, an investment fund account determined by the Compensation Committee, or a phantom share account that mirrors an investment in shares of common stock. For information on the PHI Deferred Compensation Plan, see “— Executive Compensation — Description of Nonqualified Deferred Compensation Plans and Arrangements — PHI Deferred Compensation Plan.”

The Board has approved a non-management director deferral program that permits such directors to elect to defer the payment of shares of common stock underlying RSU, performance share and performance unit awards, until:

•	the date the director leaves the Board;
•	the January 31 after the director leaves the Board; or
•	another date to be specified by the director in advance, which with respect to 2014 deferrals may not be before January 31, 2017.

The Company provides non-management directors with travel accident insurance for Company-related travel and directors’ and officers’ liability insurance coverage, and reimburses them for travel, hotel and other out-of-pocket expenses incurred in connection with the performance of their duties as directors.

The Company also provides non-management directors with free parking at its headquarters. Directors also may use these parking spaces other than in connection with the performance of their duties as directors. In addition, during 2014, Company-leased entertainment venues and Company-purchased tickets to sporting and cultural events were made available to non-management directors for personal use when not being used by us for business purposes. There was no incremental cost to the Company for providing these benefits to non-management directors.

Review and Oversight of Director Compensation

The compensation of the non-management directors is reviewed periodically by the Nominating Committee, which makes recommendations for changes, if any, to the Board for its approval.

2014 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)
Paul M. Barbas	104,000	65,000	169,000
Jack B. Dunn, IV	112,264	65,000	177,264
H. Russell Frisby, Jr.	94,000	65,000	159,000
Terence C. Golden	102,000	65,000	167,000
Patrick T. Harker	116,000	65,000	181,000
Frank O. Heintz(4)	74,500	—	74,500
Barbara J. Krumsiek	106,264	65,000	171,264
George F. MacCormack(4)	56,000	—	56,000
Lawrence C. Nussdorf	98,000	65,000	163,000
Patricia A. Oelrich	112,000	65,000	177,000
Frank K. Ross(4)	57,000	—	57,000
Pauline A. Schneider(4)	45,000	—	45,000
Lester P. Silverman	133,659	65,000	198,659
(1)	Certain of our directors elected to defer the receipt of their 2014 cash retainer and fees under the PHI Deferred Compensation Plan, as summarized in the following table:
	Compensation Deferred Under the PHI Deferred Compensation Plan
Name	PHI Phantom Share Account($)	Interest Rate/Investment Fund Accounts($)
Terence C. Golden	52,000	—
Barbara J. Krumsiek	—	50,000
George F. MacCormack	—	56,000
Pauline A. Schneider	12,500	12,500

The following table sets forth, as of December 31, 2014 and April 15, 2015, the number of phantom shares (each corresponding to one share of common stock) held by non-management directors who participate in the PHI Deferred Compensation Plan and who have elected to have director compensation deferred into the phantom share account. Phantom shares under the PHI Deferred Compensation Plan may be settled only in cash.

	Phantom Shares Credited (#)
Name	As of December 31, 2014	As of April 15, 2015
Terence C. Golden	7,470	7,545
Barbara J. Krumsiek	21,233	21,447
George F. MacCormack	6,531	6,483
Lawrence C. Nussdorf	4,898	4,948
Pauline A. Schneider	13,698	10,377
Lester P. Silverman	27,909	28,190

(2)	The amount shown for 2014 is the aggregate grant date fair value, as determined in accordance with ASC 718 (excluding the effect of estimated forfeitures), of awards of time-based RSUs granted during that year. For a discussion of the assumptions made in determining the aggregate grant date fair value of these awards, see Note (12), “Stock-Based Compensation, Dividend Restrictions, and Calculations of Earnings Per Share of Common Stock – Stock-Based Compensation” in the Company’s consolidated financial statements included in the Original Form 10-K.
(3)	As of December 31, 2014, the aggregate number of outstanding stock awards held by each of the persons shown in the Director Compensation Table above was as follows:

Name	Outstanding Stock Awards Held As of December 31, 2014
Paul M. Barbas	2,419
Jack B. Dunn, IV	2,419
H. Russell Frisby, Jr.	5,640
Terence C. Golden	9,671
Patrick T. Harker	5,640
Frank O. Heintz	—
Barbara J. Krumsiek	5,640
George F. MacCormack	—
Lawrence C. Nussdorf	9,671
Patricia A. Oelrich	2,419
Frank K. Ross	7,251
Pauline A. Schneider	7,251
Lester P. Silverman	2,419

(4)	This director did not stand for re-election in 2014.

Director Stock Ownership Requirements

Non-management directors are required to own common stock or common stock equivalents (including, without limitation, phantom shares under the PHI Deferred Compensation Plan and restricted stock units or other stock-based awards made under the 2012 LTIP) that have a market value equal to at least four times the annual board cash retainer. Currently, the annual Board cash retainer is $50,000 per year. Non-management directors serving on the Board as of May 18, 2012 have until May 18, 2017 to reach this share ownership level. Directors elected or appointed to the Board for the first time thereafter will have five years after the date of their initial election or appointment to meet this requirement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 1, 2015 regarding the beneficial ownership of common stock by:

•	each director;
•	each director nominee;
•	each named executive officer included in the 2014 Summary Compensation Table; and
•	all of the Company’s directors and executive officers as a group.

As of April 1, 2015, 253,043,362 shares of common stock were issued and outstanding. The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or other convertible securities or rights, including RSUs, held by that person that are currently exercisable or will become exercisable on or before May 31, 2015 (60 days after April 1, 2015), are deemed to be currently outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The tables below do not reflect any impact of the Merger Agreement.

Unless otherwise noted below:

•	the address for each beneficial owner in the table below is c/o Pepco Holdings, Inc., 701 Ninth Street, N.W., Washington, D.C. 20068; and
•	subject to applicable community property laws, to the Company’s knowledge, each person named in the tables below has sole voting and dispositive power over the shares shown as beneficially owned by that person.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percentage of Common Stock Beneficially Owned
Paul M. Barbas(2)	4,738	*
Frederick J. Boyle	21,310	*
Jack B. Dunn, IV(2)	19,767	*
Kevin C. Fitzgerald(3)	30,292	*
H. Russell Frisby, Jr.	2,284	*
Terence C. Golden(4)(5)	44,132	*
Patrick T. Harker(2)	15,935	*
John U. Huffman	47,830	*
Barbara J. Krumsiek(5)	15,181	*
Lawrence C. Nussdorf(5)(6)	10,000	*
Patricia A. Oelrich(2)	13,538	*
Joseph M. Rigby(7)	394,017	0.2%
Lester P. Silverman(2)(8)	10,570	*
David M. Velazquez	109,758	*
All directors and executive officers as a group (19 persons)(9)	842,435	*

*	Less than 1% (with respect to a named executive officer, less than 0.1%).
(1)	Except as may otherwise be indicated, the amounts in the table above include shares held through the DRP and shares allocated to a person’s 401(k) Plan account, but do not include the following interests in our common stock, which interests do not confer voting power or dispositive power:
•	shares of common stock underlying RSU awards granted under the 2012 LTIP which have not vested as of April 1, 2015 and will not vest on or before May 31, 2015;

•	shares of common stock underlying RSU awards granted under the LTIP or the 2012 LTIP which have vested as of April 1, 2015 or will vest on or before May 31, 2015, but the settlement of the RSU award and the receipt of common stock thereby is deferred to a date that is later than May 31, 2015; and
•	phantom shares credited to the account of a participant in the PHI Deferred Compensation Plan, from which a distribution may be received only in cash and which do not confer voting or dispositive power.
(2)	Includes 2,444 shares underlying an RSU award that will vest and settle before May 31, 2015.
(3)	Does not include 30,204 shares underlying the vested portion of certain RSU awards, the settlement of which will not occur until the day after Mr. Fitzgerald’s employment with PHI terminates (subject to compliance with Section 409A of the Code).
(4)	Includes (i) 11,600 shares owned by Mr. Golden’s spouse, as to which Mr. Golden disclaims beneficial ownership, and (ii) 15,532 shares owned by Mr. Golden and his spouse as tenants in common.
(5)	Does not include 5,697, 3,253, 9,768, 5,697 and 9,768 shares underlying the portion of RSU awards held by Mr. Frisby, Dr. Harker, Mr. Golden, Ms. Krumsiek and Mr. Nussdorf, respectively, which have vested or will vest on or before May 31, 2015 and the settlement of which has been deferred until a date specified by each such director that is later than May 31, 2015.
(6)	All shares are owned through Nussdorf Family Foundation, Inc., over which the reporting person may be deemed to have investment and dispositive power.
(7)	Includes 2,930 shares jointly owned with Mr. Rigby’s spouse. Does not include 134,516 shares underlying the vested portion of certain RSU awards, the settlement of which will not occur until the day after Mr. Rigby’s employment with PHI terminates (subject to compliance with Section 409A of the Code).
(8)	Includes 1,000 shares owned by Mr. Silverman’s spouse. Mr. Silverman disclaims beneficial ownership of these shares.
(9)	See all footnotes above. Includes 103,083 shares beneficially owned by executive officers of the Company not named in the table above.

The following table sets forth the number and percentage of shares of common stock reported as beneficially owned as of December 31, 2014 by all persons known by us to own beneficially more than 5% of the common stock.

Name and Address of Beneficial Owner	Shares of Common Stock Owned	Percentage of Common Stock Outstanding
BlackRock, Inc. 55 East 52nd Street New York, NY 10022(1)	15,607,358	6.2%
State Street Corporation One Lincoln Street Boston, MA 02111(2)	13,431,942	5.3%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355(3)	19,598,109	7.8%
FMR LLC 245 Summer Street Boston, MA 02210(4)	22,641,330	9.0%
(1)	This disclosure is based solely on information contained in a Schedule 13G/A filed with the SEC on February 9, 2015 by BlackRock, Inc., in which it reported sole voting power over 12,362,492 shares of common stock and sole dispositive power over 15,607,358 shares of common stock.
(2)	This disclosure is based solely on information contained in a Schedule 13G filed with the SEC on February 12, 2015 by State Street Corporation, in which it reported shared voting and shared dispositive power over 13,431,942 shares of common stock.
(3)	This disclosure is based solely on information contained in a Schedule 13G/A filed with the SEC on February 11, 2015 by The Vanguard Group (Vanguard), in which it reported that it had: sole voting power over 455,004 shares of common stock; sole dispositive power over 19,188,087 shares of common stock; and shared dispositive power over 410,022 shares of common stock. Since January 1, 2014, PHI has paid Vanguard an aggregate of $500,770 to serve as administrator of certain of its pension plans. Vanguard has reported that, as of December 31, 2014, Vanguard Fiduciary Trust Company (VFTC) was the beneficial owner of 338,222 shares (0.13%) of common stock. VFTC, an affiliate of Vanguard, is the trustee and administrator of the 401(k) Plan. Since January 1, 2014, PHI has paid VFTC $19,259 to perform these services.
(4)	This disclosure is based solely on information contained in a Schedule 13G filed with the SEC on February 13, 2015 by FMR LLC, Edward C. Johnson 3d and Abigail P. Johnson, in which (a) FMR LLC reported sole voting power over 22,604,790 shares of common stock and sole dispositive power over 22,641,330 shares of common stock and (b) each of Edward C. Johnson 3d and Abigail P. Johnson reported sole dispositive power over 22,641,330 shares of common stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014, with respect to securities that may be issued under our existing equity compensation plans and reflects the settlement on December 31, 2014 of all RSU awards issued under the LTIP and the 2012 LTIP with respect to the 2012 to 2014 LTIP cycle.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders(1)	2,407,672(2)	—	12,295,715(3)
Equity compensation plans not approved by stockholders(4)	—	—	457,211
Total	2,407,672 (2)	—	12,742,926(3)
(1)	Equity compensation plans approved by stockholders include the LTIP and the 2012 LTIP. No stock-based awards may be granted under the LTIP, which has expired.
(2)	The number of shares shown in column (a) represents the number of shares of common stock subject to outstanding awards under the LTIP and the 2012 LTIP as of December 31, 2014. Such amounts were based upon (i) the maximum number of shares that could be received under all outstanding awards, including outstanding performance-based RSU awards, and (ii) the crediting of dividend equivalents accrued on all such outstanding awards through December 31, 2014.
(3)	The number of shares shown in column (c) represents the number of shares of common stock subject to awards (including RSUs) (i) that could have been granted in the future under the LTIP as of December 31, 2014, had the LTIP not expired as of August 1, 2012 pursuant to its terms, and (ii) that may be granted in the future under the 2012 LTIP, as follows:

Plan	Maximum Number of Shares Subject to Equity Awards That May be Granted Under the Plan	Shares Subject to Equity Awards Outstanding Under the Plan as of December 31, 2014(a)	Shares Subject to Equity Awards that May be Granted After December 31, 2014 Under the Plan
LTIP	10,000,000	113,583	6,833,031(b)
2012 LTIP	8,000,000	2,294,089	5,452,684
(a)	The foregoing amounts reflect (i) the maximum number of shares that could be received under all outstanding awards, including outstanding performance-based RSU awards and (ii) the crediting of dividend equivalents accrued on all such outstanding awards through December 31, 2014.
(b)	As of May 18, 2012, the 2012 LTIP was approved by stockholders to replace the LTIP, and as of that date no new awards are to be granted under the LTIP. However, dividend equivalents will continue to accrue on outstanding awards granted under the LTIP prior to May 18, 2012 until all such awards are settled or forfeited.

As of December 31, 2014, a total of 3,053,386 shares and 253,227 shares of common stock have been issued pursuant to the grant or settlement of awards under the LTIP and the 2012 LTIP, respectively.

(4)	The Directors Plan expired on December 31, 2014 in accordance with its terms and thus, after such date, no shares remain available for future issuance under that plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Director Independence Standards

The NYSE’s listing standards require that:

•	a majority of our directors satisfy the NYSE’s independence standards applicable to all directors;
•	all of the members of the Audit Committee satisfy the NYSE’s independence standards applicable to Audit Committee members; and

•	all of the members of the Compensation Committee satisfy the NYSE’s independence standards applicable to Compensation Committee members.

Applying these standards, the Board has determined that nine of our ten current directors, consisting of Messrs. Barbas, Dunn, Frisby, Golden, Harker, Nussdorf and Silverman, and Mmes. Krumsiek and Oelrich, qualify as independent. The Board has also determined that each of Messrs. Golden, Harker and Nussdorf, and Ms. Oelrich, satisfies the NYSE’s independence standards for Audit Committee members, and each of Messrs. Barbas, Dunn, Frisby, Harker and Silverman, satisfies the NYSE’s independence standards for Compensation Committee members. Furthermore, the Board determined that four former directors (Frank O. Heintz, George F. MacCormack, Frank K. Ross and Pauline A. Schneider), who had served on the Board during 2014, each qualified as independent and satisfied the relevant NYSE independence standards with respect to their service on the Audit, Compensation and/or Nominating Committee, as applicable, while serving as directors.

For a director to be considered independent under the NYSE listing standards, a director cannot have any of the disqualifying relationships enumerated by the NYSE listing standards. Furthermore, the Board also must determine that the director does not otherwise have any direct or indirect material relationship with the Company. The Board of Directors considers all relevant facts and circumstances when assessing the materiality of a director’s relationship with the Company, not only from the standpoint of the director but also from that of persons or organizations with which the director has an affiliation. Material relationships can include, for example, commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships. To assist the Board in considering these relationships, the Board has adopted, as part of our Corporate Governance Guidelines, non-exclusive guidelines of material director relationships. Our Corporate Governance Guidelines can be found on our Web site at http://www.pepcoholdings.com/ corporategovernance. Under these guidelines, which are based in significant part on the disqualifying relationships enumerated by the NYSE listing standards and the SEC’s independence standard for audit committee members, a PHI director is not “independent” if the director has any of the material relationships specified in the table below.

PHI Corporate Governance Guidelines – Material Director Relationships

Type of Relationship(1)	Description of Relationship
Employee or executive officer of PHI(2)

•       A director who is, or has been within the last three years, an employee of PHI OR

•       An immediate family member of a director who is, or has been within the last three years, an executive officer of PHI(3)

Receipt of direct compensation from PHI(2)	Receipt by the director or an immediate family member, during any 12-month period within the last three years, of more than $120,000 in direct compensation from PHI, other than director and committee fees and pension benefits or other forms of deferred compensation for prior service (provided pension benefits or deferred compensation are not contingent in any way on continued service)
Receipt of indirect compensation from PHI(2)

Another company has made payments to, or received payments from, PHI for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of the other company’s consolidated gross revenues

AND

The other company is a “related entity,” which means that:

•       a PHI director is a current employee of the other company OR

•       an immediate family member of the PHI director is a current executive officer of the other company(4)

Relationships with external or internal auditor(2)

Any of the following relationships exist:

•       the director is a current partner or employee of PHI’s internal or external auditor

•       the director has an immediate family member who is a current partner of the internal or external auditor

•       the director has an immediate family member who (a) is a current employee of the internal or external auditor and (b) personally works on the Company’s audit

•       the director or an immediate family member of the director was, within the last three years, (a) a partner or employee of the internal or external auditor and (b) personally worked on the Company’s audit within that time

Compensation committee interlocks(2)	The director or an immediate family member of the director is, or has been within the last three years, employed as an executive officer of another company where any of PHI’s present executive officers at the same time serves or served on that other company’s compensation committee.
Relationships attributable to independence of Audit Committee members

A director who is a member of the Audit Committee may not accept directly or indirectly any consulting, advisory, or other compensatory fee from PHI or any subsidiary (other than fees for service as a director), provided that, unless the rules of the NYSE provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service (provided that such compensation is not contingent in any way on continued service).(5)

A director who is an “affiliated person” of PHI or any subsidiary (other than in his or her capacity as a member of the Board or a Board committee) as defined by the SEC shall not be considered independent for purposes of Audit Committee membership. For purposes of this test only, a director who beneficially owns more than 3% of PHI’s common stock will be considered to be an “affiliated person.”

(1)	Under our Corporate Governance Guidelines, for purposes of considering the existence or materiality of a director’s relationship with PHI or the relationship with PHI of a related entity, payments for electricity, gas or other products or services made in the normal course of business at prices generally applicable to similarly situated customers shall not be taken into account.
(2)	Also a disqualifying relationship under the NYSE listing standards.
(3)	Generally, under SEC rules, the term “executive officer” is defined to mean a president, principal financial officer, controller, any vice president in charge of a principal business unit, division or function, any other officer who performs a policy-making function, or any other person who performs similar policy-making functions. Officers of a subsidiary are deemed to be officers of the parent if they perform such policy-making functions for the parent. A list of PHI’s executive officers as of the date of this proxy statement has been provided in the 2013 Annual Report.
(4)	Contributions by PHI to a tax exempt organization in which any PHI independent director serves as an executive officer shall not be considered “payments” for purposes of this test, if, within the preceding three years, contributions in any single fiscal year from PHI to the tax-exempt organization exceeded the numerical standards for this test, so long as PHI has disclosed in its proxy statement any such contributions.
(5)	The term “indirect acceptance” by a member of the Audit Committee of any consulting, advisory, or other compensatory fee includes acceptance of such fee by a spouse, a minor child or stepchild or a child or stepchild sharing a home with the member or by an entity in which such member is a partner, member, an officer such as a managing director occupying a comparable position or executive officer, or occupies a similar position (except limited partners, non-managing members and those occupying similar positions who, in each case, have no active role in providing services to the entity) and which provides accounting, consulting, legal, investment banking or financial advisory services to PHI or any subsidiary.

Furthermore, in determining the independence of members of the Compensation Committee, in addition to the requirements described above, the NYSE’s standards require the Board to consider all factors in determining whether a director has a relationship to us which is material to that director's ability to be independent from our management in connection with the duties of a Compensation Committee member. These factors include, but are not limited to:

•	the source of a director’s compensation, including any consulting, advisory or other compensatory fee paid by us to the director; and
•	whether the director is affiliated with us, one of our subsidiaries or an affiliate of one of our subsidiaries.

Director Independence Determinations

In making its director independence determinations, the Board considered the following relationships in accordance with its procedures for evaluating related person transactions. See “— Board Review of Transactions with Related Persons.”

Since 2009, Mr. Frisby has been a partner with Stinson Leonard Street LLP (Stinson). Prior to Mr. Frisby’s appointment to the Board in September 2012, Stinson rendered legal and other services to the Company with respect to two matters, which services had ceased as of January 2012. Since January 2012, Stinson has not provided, and presently does not provide, services to the Company or any of its subsidiaries.

In reviewing this relationship, the Board examined the specific services that Stinson provided to the Company. The Board also noted the fact that the total amounts paid by the Company to Stinson for legal services rendered in 2012 were de minimis, and that the services provided by Stinson were terminated in January 2012.

Dr. Harker is President of UDel. In UDel’s fiscal year ending June 2012, Pepco Energy Services supplied natural gas to UDel under a gas master agreement. In each of UDel’s fiscal years ending June 2014, 2013 and 2012, DPL delivered, and in some cases also supplied, electricity and natural gas to various UDel accounts on terms specified in tariffs approved by the Delaware Public Service Commission. Also, the Company provides tuition assistance payments as a benefit to its employees under a broad-based, non-discriminatory policy, some of whom have used these benefits to attend UDel.

Mr. Nussdorf is President and Chief Operating Officer of Clark Enterprises. Clark Enterprises and its affiliates purchased electricity from Pepco in 2014, 2013 and 2012. Electricity was purchased from Pepco on terms specified in tariffs approved by the applicable public service commission. Pepco Energy Services has also entered into a teaming agreement with an affiliate of Clark Enterprises with respect to proposed energy savings performance contract bids. If Pepco Energy Services wins the bid, Pepco Energy Services would then be required under the teaming agreement to enter into a subcontract with the Clark Enterprises affiliate for specified work. To date, no payments by Pepco Energy Services have been made to the Clark Enterprises affiliate and no contract has been entered into with the proposed customer. The Board is monitoring this relationship, and, if such a contract were to be entered into, the Board would make a determination as to any further action that may be warranted.

Pauline A. Schneider served on the Board during 2014, and her term expired on the date of the 2014 annual meeting of stockholders. Ms. Schneider did not stand for re-election as a director due to the age limitations set forth in our bylaws. While she served on the Board, she was a partner with the law firm of Ballard Spahr LLP (Ballard). Ballard rendered legal services to the Company and certain of its subsidiaries in 2014, 2013 and 2012. In 2014, Ms. Schneider had informed the Board that:

•	she did not work on any of these matters;

•	she did not direct Ballard’s work on any of these matters; and
•	Ballard’s representation of the Company or its subsidiaries did not have any effect on the amount of compensation she received from Ballard.

In reviewing this relationship, the Board examined the specific services that Ballard provided to the Company and its subsidiaries during 2014, 2013 and 2012, as well as the nature and substance of the relationship with Ballard. The Board noted the fact that the amounts paid by the Company and its subsidiaries to Ballard for legal services rendered in 2014, 2013 and 2012 were $52,495, $83,886 and $39,347, respectively.

With respect to each of the PHI directors discussed above, the Board determined that:

•	the relationship between each respective related entity (or its affiliates) and PHI or a subsidiary thereof was solely a business relationship which did not convey any special benefits upon the PHI director who was affiliated with such related entity;
•	the amounts paid to PHI or its subsidiary under the contract were below the numerical threshold set forth in the Corporate Governance Guidelines with respect to payments for property and services between the Company or its subsidiaries and a related entity; and
•	in the case of each director other than Mr. Frisby and Ms. Schneider, the amounts paid by the related entity to PHI or its subsidiary under the contract constituted payment for electricity and/or natural gas made in the normal course of business at prices generally applicable to similarly situated customers.

For these reasons, the Board determined that these business relationships did not serve to disqualify Mr. Frisby, Dr. Harker, Mr. Nussdorf or Ms. Schneider as an independent director.

In making independence determinations under the NYSE listing standards with respect to a PHI director, the Board has, where applicable, reviewed whether, and to what extent, a director or certain related entities have purchased electricity or natural gas from any of the Company’s regulated utility subsidiaries at rates prescribed by applicable law or governmental authority. Where such purchases would not disqualify the director from a determination of independence under the NYSE listing standards, the Board has determined that such relationships do not create a direct or indirect material relationship with the Company which would preclude a determination of independence. Further, the Board reached its conclusions with respect to Mr. Frisby and Ms. Schneider without concluding that Mr. Frisby’s relationship as a partner of Stinson or Ms. Schneider’s relationship as a partner of Ballard constituted a relationship covered by the Corporate Governance Guidelines.

Board Review of Transactions With Related Persons

The Board has adopted a procedure for reviewing and approving or ratifying transactions with related persons to ensure compliance with the Company’s Conflicts of Interest Business Policy and Corporate Governance Guidelines, and applicable law. This procedure, entitled the Procedure for Evaluating Related Person Transactions, may be found on the Company’s Web site at http://www.pepcoholdings. com/businesspolicies.

Under this procedure, related persons include directors, director nominees and certain executives (collectively, Covered Persons), as well as specified immediate family members of Covered Persons and any other person sharing a Covered Person’s household. This procedure generally applies to any current or proposed transaction involving the Company or any subsidiary in which any related person has or will have a direct or indirect interest. This procedure requires that each Covered Person must provide to the

Corporate Secretary annually a completed questionnaire setting forth all business relationships and other affiliations that relate in any way to the business and other activities of the Company or any subsidiary. Each Covered Person also must update the information provided in the questionnaire as necessary throughout the year.

When a related person transaction is contemplated, all of the material facts regarding the substance of the proposed transaction, including the material facts relating to the related person’s or other party’s relationship or interest, must be fully disclosed to the Nominating Committee (excluding any member of such committee who has an interest in the transaction). The disinterested members of the Nominating Committee will review the contemplated transaction and make a recommendation to the disinterested members of the Board. The standards to be considered by the Nominating Committee in evaluating a related person transaction include the following:

•	the related person’s relationship to the Company and interest in the transaction;
•	the material facts of the proposed related transaction, including the proposed aggregate value of the transaction;
•	benefits or advantages to the Company of the proposed transaction;
•	availability of other sources of comparable products or services that are the subject of the transaction;
•	an assessment of whether the proposed transaction is on terms and conditions that are comparable to terms available to an unrelated third party or to employees generally; and
•	any effect on a director’s independence if the transaction involves a director.

Approval of the transaction requires the affirmative vote of a majority of the disinterested directors voting on the matter after disclosure to the Board of all of the material facts relating to the transaction.

This procedure generally requires that related person transactions be approved in advance. On occasion, however, it may be in the Company’s interest to commence a transaction before the Nominating Committee or Board has had an opportunity to meet, or a transaction may have commenced before it is discovered that a related person is involved with the transaction. In such instances, this procedure requires that the covered person consult with the Chairman of the Nominating Committee to determine the appropriate course of action, which may include subsequent ratification by the affirmative vote of a majority of the disinterested directors. If the Chairman of the Nominating Committee is an interested director, this procedure requires that the covered person consult with the Lead Independent Director to determine the appropriate course of action.

Part IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    List the following documents filed as part of the report:

3.     Exhibits

The documents listed below are being filed, furnished or submitted on behalf of PHI. The warranties, representations and covenants contained in any of the agreements included or incorporated by reference herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of PHI’s or its subsidiaries’ securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement.

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

(b)  Exhibits.

The list of exhibits filed with this Form 10-K/A is set forth on the exhibit index appearing at the end of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEPCO HOLDINGS, INC. (Registrant)

April 24, 2015	By	/s/ JOSEPH M. RIGBY
Joseph M. Rigby Chairman of the Board, President and Chief Executive Officer

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer