Form 10-Q
period 2015-06-30
PEPCO HOLDINGS INC; DELMARVA POWER & LIGHT CO /DE/; ATLANTIC CITY ELECTRIC CO; POTOMAC ELECTRIC POWER CO
filed 2015-07-27
CIK 1135971, 27879, 8192, 79732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

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

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at July 17, 2015
Pepco Holdings	253,466,203 ($.01 par value)

Pepco	100 ($.01 par value) (a)

DPL	1,000 ($2.25 par value) (b)

ACE	8,546,017 ($3.00 par value) (b)

(a)	All voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv, LLC, a wholly owned subsidiary of Pepco Holdings.

THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL, AND ACE. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

GLOSSARY OF TERMS

Term	Definition
2014 Form 10-K	The Annual Report on Form 10-K for the year ended December 31, 2014, for each Reporting Company, as applicable
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
AFUDC	Allowance for funds used during construction
AMI	Advanced metering infrastructure
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
BGE	Baltimore Gas and Electric Company
BGS	Basic Generation Service (the supply of electricity by ACE to retail customers in New Jersey who have not elected to purchase electricity from a competitive supplier)
Bondable Transition Property	The principal and interest payments on the Transition Bonds and related taxes, expenses and fees
BSA	Bill Stabilization Adjustment
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Conectiv	Conectiv, LLC, a wholly owned subsidiary of PHI and the parent of DPL and ACE
Conectiv Energy	Conectiv Energy Holdings, Inc. and substantially all of its subsidiaries, which were sold to Calpine in July 2010
Contract EDCs	Pepco, DPL and BGE, the Maryland utilities required by the MPSC to enter into a contract for new generation
CTA	Consolidated tax adjustment
DC PLUG	District of Columbia Power Line Undergrounding initiative
DCPSC	District of Columbia Public Service Commission
DDOE	District of Columbia Department of the Environment
DDOT	District of Columbia Department of Transportation
DDOT Surcharge	A volumetric surcharge for the District of Columbia to recover the costs associated with the DC PLUG bond issuance
Default Electricity Supply	The supply of electricity by PHI’s electric utility subsidiaries at regulated rates to retail customers who do not elect to purchase electricity from a competitive supplier, and which, depending on the jurisdiction, is also known as Standard Offer Service or BGS
Default Electricity Supply Revenue	Revenue primarily from Default Electricity Supply
DEMEC	Delaware Municipal Electric Corporation, Inc.
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
DPL	Delmarva Power & Light Company
DPSC	Delaware Public Service Commission
DRP	Direct Stock Purchase and Dividend Reinvestment Plan
DSEU	Delaware Sustainable Energy Utility
EDCs	Electric distribution companies
EmPower Maryland	A Maryland demand-side management program for Pepco and DPL
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
Exelon	Exelon Corporation, a Pennsylvania corporation
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission

i

Term	Definition
FLRP	Forward Looking Rate Plan filed by DPL in Delaware
FPA	Federal Power Act
FS	Feasibility study
GAAP	Accounting principles generally accepted in the United States of America
GCR	Gas Cost Rate
GWh	Gigawatt hour
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976
IRS	Internal Revenue Service
Joint Applicants	Exelon, PHI, Pepco and DPL, and certain of their respective affiliates
LIBOR	London Interbank Offered Rate
Merger	Merger of the Merger Sub with and into PHI
Merger Agreement	Agreement and Plan of Merger, dated April 29, 2014 among Exelon, Merger Sub and PHI
Merger Sub	Purple Acquisition Corp., a Delaware corporation and an indirect, wholly owned subsidiary of Exelon
MPSC	Maryland Public Service Commission
MW	Megawatt
New Jersey Societal Benefit Program	A New Jersey statewide public interest program that is intended to benefit low income customers and address other public policy goals
NJBPU	New Jersey Board of Public Utilities
NJ SOCA Law	The New Jersey law under which the SOCAs were established
NPDES	National Pollutant Discharge Elimination System
NUGs	Non-utility generators
PCI	Potomac Capital Investment Corporation and its subsidiaries
Pepco	Potomac Electric Power Company
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
Pepco Holdings or PHI	Pepco Holdings, Inc.
PHI Retirement Plan	PHI’s noncontributory retirement plan
PJM	PJM Interconnection, LLC
PJM RTO	PJM regional transmission organization
Power Delivery	PHI’s Power Delivery Business
PPA	Power purchase agreement
PRP	Potentially responsible party
PUHCA 2005	Public Utility Holding Company Act of 2005
RECs	Renewable energy credits
Regulated T&D Electric Revenue	Revenue from the transmission and the distribution of electricity to PHI’s customers within its service territories at regulated rates
Regulatory Termination	If the Merger Agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals or the breach by Exelon of its obligations in respect of obtaining regulatory approvals
Reporting Company	PHI, Pepco, DPL or ACE
RI/FS	Remedial investigation and feasibility study
RI	Remedial investigation
ROE	Return on equity
RPS	Renewable Energy Portfolio Standards
SEC	Securities and Exchange Commission
SOCAs	Standard Offer Capacity Agreements required to be entered into by ACE pursuant to a New Jersey law enacted to promote the construction of qualified electric generation facilities in New Jersey

ii

Term	Definition
SOS	Standard Offer Service, how Default Electricity Supply is referred to in Delaware, the District of Columbia and Maryland
SRECs	Solar renewable energy credits
Subscription Agreement	Subscription Agreement, dated April 29, 2014, between Exelon and PHI
Transition Bond Charge	Revenue ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds and related taxes, expenses and fees
Transition Bonds	Transition Bonds issued by ACE Funding
VDEQ	Virginia Department of Environmental Quality
VIE	Variable interest entity
VSCC	Virginia State Corporation Commission

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.

	Registrants
Item	Pepco Holdings	Pepco*	DPL*	ACE
Consolidated Statements of Income	5	52	78	103

Consolidated Statements of Comprehensive Income	6	N/A	N/A	N/A

Consolidated Balance Sheets	7	53	79	104

Consolidated Statements of Cash Flows	9	55	81	106

Consolidated Statement of Equity	10	56	82	107

Notes to Consolidated Financial Statements	11	57	83	108

*	Pepco and DPL have no operating subsidiaries and, therefore, their financial statements are not consolidated.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions of dollars, except per share data)

Operating Revenue	$1,140	$1,117	$2,511	$2,447

Operating Expenses
Fuel and purchased energy	452	463	1,071	1,077
Other services cost of sales	49	61	94	107
Other operation and maintenance	248	221	515	437
Depreciation and amortization	157	132	316	265
Other taxes	104	102	213	206
Deferred electric service costs	(9)	(13)	21	31

Total Operating Expenses	1,001	966	2,230	2,123

Operating Income	139	151	281	324

Other Income (Expenses)
Interest and dividend income	—	1	—	1
Interest expense	(71)	(67)	(139)	(132)
Other income	12	13	21	26

Total Other Expenses	(59)	(53)	(118)	(105)

Income Before Income Tax Expense	80	98	163	219
Income Tax Expense	27	45	57	91

Net Income	$53	$53	$106	$128

Basic and Diluted Share Information
Weighted average shares outstanding – Basic (millions)	253	251	253	251

Weighted average shares outstanding – Diluted (millions)	254	252	254	251

Basic and Diluted earnings per share	$0.21	$0.21	$0.42	$0.51

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions of dollars)
Net Income	$53	$53	$106	$128

Other Comprehensive Income

Losses on treasury rate locks reclassified into income	—	—	—	—
Pension and other postretirement benefit plans	3	(3)	5	(2)

Other comprehensive income (loss), before income taxes	3	(3)	5	(2)
Income tax expense (benefit) related to other comprehensive income	—	(1)	1	(1)

Other comprehensive income (loss), net of income taxes	3	(2)	4	(1)

Comprehensive Income	$56	$51	$110	$127

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
	(millions of dollars)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$34	$14
Restricted cash equivalents	13	25
Accounts receivable, less allowance for uncollectible accounts of $48 million and $40 million, respectively	956	782
Inventories	150	141
Deferred income tax assets, net	47	50
Income taxes and related accrued interest receivable	12	9
Prepaid expenses and other	79	63

Total Current Assets	1,291	1,084

OTHER ASSETS
Goodwill	1,406	1,407
Regulatory assets	2,310	2,409
Income taxes and related accrued interest receivable	81	81
Restricted cash equivalents	14	14
Other	165	166

Total Other Assets	3,976	4,077

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	15,787	15,465
Accumulated depreciation	(4,922)	(4,959)

Net Property, Plant and Equipment	10,865	10,506

TOTAL ASSETS	$16,132	$15,667

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
	(millions of dollars, except shares)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term debt	$798	$729
Current portion of long-term debt and project funding	312	431
Accounts payable	172	174
Accrued liabilities	353	313
Capital lease obligations due within one year	11	10
Taxes accrued	47	41
Interest accrued	50	47
Liabilities and accrued interest related to uncertain tax positions	6	6
Other	284	314

Total Current Liabilities	2,033	2,065

DEFERRED CREDITS
Regulatory liabilities	355	343
Deferred income tax liabilities, net	3,330	3,266
Investment tax credits	15	16
Pension benefit obligation	437	396
Other postretirement benefit obligations	238	265
Liabilities and accrued interest related to uncertain tax positions	2	2
Other	194	193

Total Deferred Credits	4,571	4,481

OTHER LONG-TERM LIABILITIES
Long-term debt	4,848	4,441
Transition bonds issued by ACE Funding	148	171
Long-term project funding	4	8
Capital lease obligations	45	50

Total Other Long-Term Liabilities	5,045	4,670

COMMITMENTS AND CONTINGENCIES (NOTE 15)

PREFERRED STOCK
Series A preferred stock, $.01 par value, 18,000 shares authorized, 16,200 and 12,600 shares outstanding, respectively	165	129

EQUITY
Common stock, $.01 par value, 400,000,000 shares authorized, 253,436,046 and 252,728,684 shares outstanding, respectively	3	3
Premium on stock and other capital contributions	3,823	3,800
Accumulated other comprehensive loss	(42)	(46)
Retained earnings	534	565

Total Equity	4,318	4,322

TOTAL LIABILITIES AND EQUITY	$16,132	$15,667

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$106	$128
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	316	265
Deferred income taxes	74	225
Gains on sales of land	—	(8)
Other	(1)	(7)
Changes in:
Accounts receivable	(174)	8
Inventories	(9)	(1)
Prepaid expenses	(15)	(26)
Regulatory assets and liabilities, net	(41)	(51)
Accounts payable and accrued liabilities	14	(5)
Pension benefit obligation, excluding contributions	36	23
Cash collateral related to derivative activities	5	(5)
Income tax-related prepayments, receivables and payables	4	(135)
Interest accrued	3	3
Other assets and liabilities	21	5

Net Cash From Operating Activities	339	419

INVESTING ACTIVITIES
Investment in property, plant and equipment	(562)	(553)
Department of Energy capital reimbursement awards received	—	4
Proceeds from sales of land	—	8
Changes in restricted cash equivalents	12	(8)
Net other investing activities	(2)	3

Net Cash Used By Investing Activities	(552)	(546)

FINANCING ACTIVITIES
Dividends paid on common stock	(137)	(136)
Common stock issued for the Direct Stock Purchase and Dividend Reinvestment Plan and employee-related compensation	19	26
Issuance of Series A preferred stock	36	90
Issuances of long-term debt	408	608
Reacquisitions of long-term debt	(133)	(206)
Issuances (repayments) of short-term debt, net	69	(86)
Cost of issuances	(6)	(8)
Net other financing activities	(23)	—

Net Cash From Financing Activities	233	288

Net Increase in Cash and Cash Equivalents	20	161
Cash and Cash Equivalents at Beginning of Period	14	23

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34	$184

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for income taxes, net	$(13)	$(2)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium on Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
(millions of dollars, except shares)	Shares	Par Value
BALANCE, DECEMBER 31, 2014	252,728,684	$3	$3,800	$(46)	$565	$4,322
Net income	—	—	—	—	53	53
Other comprehensive income	—	—	—	1	—	1
Dividends on common stock ($0.27 per share)	—	—	—	—	(68)	(68)
Issuance of common stock:
Original issue shares, net	153,532	—	4	—	—	4
DRP original issue shares	161,146	—	7	—	—	7
Net activity related to stock-based awards	—	—	(2)	—	—	(2)

BALANCE, MARCH 31, 2015	253,043,362	3	3,809	(45)	550	4,317
Net income	—	—	—	—	53	53
Other comprehensive income	—	—	—	3	—	3
Dividends on common stock ($0.27 per share)	—	—	—	—	(69)	(69)
Issuance of common stock:
Original issue shares, net	155,891	—	4	—	—	4
DRP original issue shares	236,793	—	6	—	—	6
Net activity related to stock-based awards	—	—	4	—	—	4

BALANCE, JUNE 30, 2015	253,436,046	$3	$3,823	$(42)	$534	$4,318

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

In connection with entering into the Merger Agreement, as further described in Note (12), “Preferred Stock,” PHI entered into a Subscription Agreement with Exelon dated April 29, 2014 (the Subscription Agreement), pursuant to which PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million on April 30, 2014. Exelon also committed, pursuant to the Subscription

PEPCO HOLDINGS

Agreement, to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014, January 26, 2015, April 27, 2015 and July 24, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for a purchase price of $18 million.

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

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. On December 22, 2014, the applicable waiting period under the HSR Act expired, and the HSR Act no longer precludes completion of the Merger. Although the Department of Justice (DOJ) allowed the waiting period under the HSR Act to expire without taking any action with respect to the Merger, the DOJ has not advised PHI that it has concluded its investigation. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015, and the DPSC approved the Merger on May 19, 2015.

On March 10, 2015, Exelon, PHI, Pepco and DPL, and certain of their respective affiliates (Joint Applicants), filed with the MPSC a settlement agreement entered into with The Alliance for Solar Choice, which is one of the stakeholder groups participating in the MPSC approval proceeding. On March 16, 2015, the Joint Applicants filed with the MPSC a settlement agreement entered into with Montgomery and Prince George’s Counties in Maryland, and a number of other parties, including the National Housing Trust, the National Consumer Law Center, other organizations representing low and moderate income interests and a consortium of nine recreational trail advocacy organizations. The MPSC staff, the State of Maryland and the Maryland Energy Administration, and the Office of People’s Counsel have each filed briefs in opposition to the settlement agreements. On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, Pepco Holdings and Exelon announced that they had committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC. Multiple parties have filed petitions for judicial review of the MPSC order by the Circuit Court of Queen Anne’s County, Maryland, seeking to appeal the MPSC order. Pepco Holdings intends to vigorously contest any appeal of the MPSC order.

On July 21, 2015, the Maryland Office of People’s Counsel filed a motion in the Circuit Court for Queen Anne’s County, Maryland, requesting a stay of the MPSC order and to conduct additional discovery and present additional evidence (the Motion) in light of an alleged conflict of interest on the part of a former MPSC Commissioner. PHI believes the Motion is without merit and intends to vigorously oppose it and any other attempts to impede the effectiveness of the MPSC order or delay the closing of the Merger.

The Merger remains subject to approval by the DCPSC. PHI continues to expect to complete the Merger in the third quarter of 2015.

PEPCO HOLDINGS

The Merger Agreement may be terminated by each of PHI and Exelon under certain circumstances, including if the Merger is not consummated by July 29, 2015 (subject to extension by PHI or Exelon to October 29, 2015, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for each of PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain such regulatory approvals with respect to the Merger or the breach by Exelon of its obligations in respect of obtaining such regulatory approvals (a Regulatory Termination), PHI will be able to redeem any issued and outstanding Preferred Stock at par value, and in that case, Exelon will be required to pay all documented out-of-pocket expenses incurred by PHI in connection with the Merger Agreement or the transactions contemplated thereby, up to $40 million. If the Merger Agreement is terminated, other than for a Regulatory Termination, PHI will be required to redeem the Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

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

Pepco Energy Services

Pepco Energy Services is engaged in the following businesses:

•	Energy savings performance contracting: designing, constructing and operating energy efficiency projects and distributed generation equipment, including combined heat and power plants, principally for federal, state and local government customers;

•	Underground transmission and distribution: providing underground transmission and distribution construction and maintenance services for electric utilities in North America; and

•	Thermal: providing steam and chilled water under long-term contracts through systems owned and operated by Pepco Energy Services, primarily to hotels and casinos in Atlantic City, New Jersey.

During 2012, Pepco Energy Services deactivated its Buzzard Point and Benning Road oil-fired generation facilities. Pepco Energy Services completed demolition of the Benning Road generation facility in July 2015 and recognized the scrap metal salvage value of the facility as a reduction in its demolition expenses over the life of the project.

PEPCO HOLDINGS

Corporate and Other

Corporate and Other includes the remaining operations of the former Other Non-Regulated segment, certain parent company transactions (including interest expense on parent company debt and incremental external Merger-related costs) and inter-company eliminations.

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

Pepco Holdings’ unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted. Therefore, these consolidated financial statements should be read along with the annual consolidated financial statements included in PHI’s annual report on Form 10-K for the year ended December 31, 2014. In the opinion of PHI’s management, the unaudited consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly Pepco Holdings’ financial condition as of June 30, 2015, in accordance with GAAP. The year-end December 31, 2014 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results for the three and six months ended June 30, 2015 may not be indicative of PHI’s results that will be realized for the full year ending December 31, 2015.

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

Storm Restoration Costs

The respective service territories of DPL and ACE were affected by a severe storm with high winds and heavy rains on June 23, 2015. This storm resulted in widespread customer outages in each of the service territories and caused damage to the electric transmission and distribution systems of each utility.

PEPCO HOLDINGS

Total incremental storm restoration costs incurred by DPL and ACE for this storm through June 30, 2015 were $30 million, with $12 million incurred for repair work and $18 million incurred as capital expenditures. Costs incurred for repair work of $10 million were deferred as regulatory assets to reflect the probable recovery of these storm restoration costs in Maryland and New Jersey, and $2 million was charged to Other operation and maintenance expense. As of June 30, 2015, total incremental storm restoration costs included $24 million of estimated costs for unbilled restoration services provided by certain outside contractors. Actual costs for these services may vary from the estimates. DPL and ACE intend to pursue recovery of these incremental storm restoration costs in their respective jurisdictions in their next electric distribution base rate cases.

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

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in Pepco Holdings’ gross revenues were $81 million and $78 million for the three months ended June 30, 2015 and 2014, respectively, and $164 million and $161 million for the six months ended June 30, 2015 and 2014, respectively.

(3) NEWLY ADOPTED ACCOUNTING STANDARDS

Discontinued Operations (ASC 205)

In April 2014, the FASB issued new guidance on the reporting of discontinued operations that is effective for dispositions that occur after January 1, 2015. In order for dispositions to be presented as discontinued operations, the dispositions must represent a strategic shift that will have a major effect on an entity’s operations and financial results. Adoption of this guidance during the first quarter of 2015 did not have an impact on PHI’s consolidated financial statements.

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

PEPCO HOLDINGS

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

The new requirements will be effective for PHI beginning January 1, 2018, and may be implemented either retrospectively for all periods presented, or as a cumulative-effect adjustment as of January 1, 2018. Early adoption is permitted, but not before January 1, 2017. PHI is currently evaluating the potential impact of this new guidance on its consolidated financial statements and which implementation approach to select.

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

Fair Value Measurement (ASC 820)

In May 2015, the FASB issued new disclosure requirements for investment fair values. Under the new requirements, investment fair values based on net asset value per share will continue to be disclosed, however, the investment fair values will no longer be included within the fair value tables and a level will not be assigned to those investment fair values. The new requirements are effective for PHI beginning January 1, 2016, and must be implemented retrospectively for all periods presented. Early adoption is permitted. PHI is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

PEPCO HOLDINGS

(5) SEGMENT INFORMATION

Pepco Holdings’ management has identified its operating segments at June 30, 2015 as Power Delivery and Pepco Energy Services. In the tables below, the Corporate and Other column is included to reconcile the segment data with consolidated data and includes the remaining operations of the former Other Non-Regulated segment, unallocated Pepco Holdings’ (parent company) capital costs, such as financing costs, and inter-company eliminations.

Segment financial information for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30, 2015
	Power Delivery	Pepco Energy Services	Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$1,078	$63	$(1)	$1,140
Operating Expenses (b)	940	62	(1)	1,001
Operating Income	138	1	—	139
Interest Expense	60	—	11	71
Other Income	12	—	—	12
Income Tax Expense (Benefit)	29	—	(2)	27
Net Income (Loss)	61	1	(9)	53
Total Assets	14,184	233	1,715	16,132
Construction Expenditures	$305	$2	$9	$316

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(1) million for Operating Revenue, $(3) million for Operating Expenses, $(1) million for Interest Expense and $(2) million for Interest and Dividend Income.
(b)	Includes depreciation and amortization expense of $157 million, consisting of $147 million for Power Delivery, zero for Pepco Energy Services and $10 million for Corporate and Other.

	Three Months Ended June 30, 2014
	Power Delivery	Pepco Energy Services	Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$1,040	$79	$(2)	$1,117
Operating Expenses (b)	881	77	8	966
Operating Income (Loss)	159	2	(10)	151
Interest and Dividend Income	—	—	1	1
Interest Expense	56	—	11	67
Other Income (Expense)	13	1	(1)	13
Income Tax Expense (Benefit)	45	1	(1)	45
Net Income (Loss)	71	2	(20)	53
Total Assets	13,471	297	1,302	15,070
Construction Expenditures	$253	$1	$17	$271

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(2) million for Operating Revenue, $(3) million for Operating Expenses, $1 million for Interest Expense and $(1) million for Interest and Dividend Income.
(b)	Includes depreciation and amortization expense of $132 million, consisting of $122 million for Power Delivery, $2 million for Pepco Energy Services and $8 million for Corporate and Other.

PEPCO HOLDINGS

	Six Months Ended June 30, 2015
	Power Delivery	Pepco Energy Services	Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$2,391	$123	$(3)	$2,511
Operating Expenses (b)	2,107	123	—	2,230
Operating Income (Loss)	284	—	(3)	281
Interest Expense	118	—	21	139
Other Income	21	—	—	21
Income Tax Expense (Benefit)	64	(5)	(2)	57
Net Income (Loss)	123	5	(22)	106
Total Assets	14,184	233	1,715	16,132
Construction Expenditures	$546	$2	$14	$562

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(3) million for Operating Revenue, $(5) million for Operating Expenses, $(2) million for Interest Expense and $(4) million for Interest and Dividend Income.
(b)	Includes depreciation and amortization expense of $316 million, consisting of $294 million for Power Delivery, $1 million for Pepco Energy Services and $21 million for Corporate and Other.

	Six Months Ended June 30, 2014
	Power Delivery	Pepco Energy Services	Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$2,312	$139	$(4)	$2,447
Operating Expenses (b)	1,984	137	2	2,123
Operating Income (Loss)	328	2	(6)	324
Interest and Dividend Income	—	—	1	1
Interest Expense	111	—	21	132
Other Income	25	1	—	26
Income Tax Expense (Benefit)	92	1	(2)	91
Net Income (Loss)	150	2	(24)	128
Total Assets	13,471	297	1,302	15,070
Construction Expenditures	$517	$1	$35	$553

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(4) million for Operating Revenue, $(4) million for Operating Expenses and $(1) million for Interest and Dividend Income.
(b)	Includes depreciation and amortization expense of $265 million, consisting of $246 million for Power Delivery, $4 million for Pepco Energy Services and $15 million for Corporate and Other.

PEPCO HOLDINGS

(6) GOODWILL

PHI’s goodwill balance was $1,406 million and $1,407 million as of June 30, 2015 and December 31, 2014, respectively. Substantially all of PHI’s goodwill balance was generated by Pepco’s acquisition of Conectiv (now known as Conectiv, LLC, and the parent of DPL and ACE, and referred to herein as Conectiv) in 2002 and is allocated entirely to the Power Delivery reporting unit based on the aggregation of its regulated public utility company components for purposes of assessing impairment under FASB guidance on goodwill and other intangibles (ASC 350).

PHI’s annual impairment test as of November 1, 2014 indicated that goodwill was not impaired. For the six months ended June 30, 2015, PHI concluded that there were no events or circumstances requiring it to perform an interim goodwill impairment test. PHI will perform its next annual impairment test as of November 1, 2015.

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

In September 2014, DPL filed an appeal with the Delaware Superior Court of the DPSC’s August 2014 order in this proceeding, seeking the court’s review of the DPSC’s decision relating to the recovery of costs associated with one component of employee compensation, certain retirement benefits and recovery of credit facility expenses. The Division of the Public Advocate filed a cross-appeal in September 2014, pertaining to the treatment of a prepaid pension expense and other postretirement benefit obligations in base rates. Under the settlement agreement related to the Merger described below in “Merger Approval Proceedings – Delaware,” the parties agreed to suspend the appeal and, if the Merger is completed, DPL and the Division of the Public Advocate have agreed to withdraw the appeal and the cross-appeal with prejudice.

PEPCO HOLDINGS

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

Under the Merger Agreement, DPL is permitted to pursue this matter; however, under the settlement agreement related to the Merger described below in “Merger Approval Proceedings – Delaware,” DPL agreed to withdraw the FLRP without prejudice if the Merger is completed, subject to the right to make future filings with the DPSC proposing alternative regulatory methodologies that could include, but are not limited to, a multi-year rate plan.

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

Maryland

Pepco Electric Distribution Base Rates

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

In July 2013, Pepco filed a notice of appeal of the July 2013 order in the Circuit Court for Baltimore City. Other parties also filed notices of appeal, which were consolidated with Pepco’s appeal. In its appeal, Pepco asserted that the MPSC erred in failing to grant Pepco an adequate ROE, denying a number of other cost recovery mechanisms and limiting Pepco’s test year data to no more than four months of forecasted data in future rate cases. The other parties primarily asserted that the MPSC erred or acted arbitrarily and capriciously in allowing the recovery of certain costs by Pepco, in approving the Grid Resiliency Charge, and in refusing to reduce Pepco’s rate base by known and measurable accumulated depreciation. In November 2014, the Circuit Court issued an order reversing the MPSC’s decision on Pepco’s ROE and directing the MPSC to make more specific findings regarding the impact of improved service reliability and the BSA in calculating Pepco’s ROE. On all other issues appealed, the Circuit Court affirmed the MPSC’s July 2013 order. Other parties to this proceeding have filed notices of appeal of the Circuit Court’s decision to the Court of Special Appeals, where the case remains pending. Pepco has elected not to appeal the decision of the Circuit Court.

2013 Base Rate Proceeding – Phase I

In December 2013, Pepco submitted an application with the MPSC to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $43.3 million (adjusted by Pepco to approximately $37.4 million on April 15, 2014), based on a requested ROE of 10.25%. The requested rate increase sought to recover expenses associated with Pepco’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. In July 2014, the MPSC issued an order approving an annual rate increase of approximately $8.75 million, based on an ROE of 9.62%. The new rates became effective on July 4, 2014. In July 2014, Pepco filed a petition for rehearing seeking reconsideration of the recovery of certain expenses, which the MPSC denied by its order issued in November 2014 (described below). In December 2014, Pepco filed a petition for judicial review of this MPSC order with the Circuit Court for Baltimore City. A hearing was held on May 26, 2015 in this matter, but no decision has been issued.

PEPCO HOLDINGS

2012 and 2013 Base Rate Proceedings – Phase II

In August 2014, the MPSC issued an order establishing a Phase II proceeding in the 2012 base rate case described above (the 2012 Phase II proceeding) to address the tax implications of Pepco’s net operating loss carryforward (NOLC), which had impacted certain of Pepco’s rate adjustments in the 2012 base rate proceeding. Pepco filed a motion to dismiss the 2012 Phase II proceeding, asserting that the MPSC no longer has jurisdiction over the 2012 base rate case due to appeals having been filed by numerous parties. In September 2014, the MPSC issued an order staying the 2012 Phase II proceeding until further notice. In a similar Phase II proceeding in the 2013 base rate case described above, the MPSC issued an order in November 2014 upholding Pepco’s treatment of the NOLC. Although Pepco believes the November 2014 MPSC order should be dispositive of the issues raised in the 2012 Phase II proceeding, the 2012 Phase II proceeding is expected to remain open until all appeals of the 2012 base rate proceeding are resolved, whereupon the MPSC will have authority to act on Phase II.

New Jersey

Update and Reconciliation of Certain Under-Recovered Balances

In March 2015, ACE submitted its 2015 annual petition with the NJBPU seeking to reconcile and update (i) charges related to the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the non-utility generators (NUGs), and (ii) costs related to surcharges for the New Jersey Societal Benefit Program (a statewide public interest program that is intended to benefit low income customers and address other public policy goals) and for ACE’s uncollected accounts. As filed, the net impact of the proposed changes would have been an annual rate increase of approximately $52.0 million (revised to an increase of approximately $33.9 million on April 17, 2015, based upon updates for actual data through March 31, 2015). On May 19, 2015, the NJBPU approved a stipulation of settlement entered into by the parties providing for an overall annual rate increase of $33.9 million. The rate increase, which went into effect on June 1, 2015, will have no effect on ACE’s operating income and was placed into effect provisionally, subject to a review by the NJBPU and the Division of Rate Counsel of the final underlying costs for reasonableness and prudence.

Service Extension Contributions Refund Order

In July 2013, in compliance with a 2012 Superior Court of New Jersey Appellate Division (Appellate Division) court decision, the NJBPU released an order requiring utilities to issue refunds to persons or entities that paid non-refundable contributions for utility service extensions to certain areas described as “Areas Not Designated for Growth.” The order is limited to eligible contributions paid between March 20, 2005 and December 20, 2009. ACE is processing the refund requests that meet the eligibility criteria established in the order as they are received. Although ACE estimates that it received approximately $11 million of contributions between March 20, 2005 and December 20, 2009, it is currently unable to reasonably estimate the amount that it may be required to refund using the eligibility criteria established by the order. Since the July 2013 order was released, ACE has paid less than $1 million in refund claims, the validity of each of which is investigated by ACE prior to making any such refunds. In September 2014, the NJBPU commenced a rulemaking proceeding to further implement the directives of the Appellate Division decision and, in December 2014, published a rule proposal for comment. The changes proposed by the NJBPU remove provisions distinguishing between growth areas and not-for-growth areas and provide formulae for allocating extension costs. ACE has been an active participant in the rulemaking proceeding. Final rules have not yet been promulgated by the NJBPU. At this time, ACE does not expect the amount it is ultimately required to refund will have a material effect on its consolidated financial condition, results of operations or cash flows, as the amount refunded will generally increase the value of ACE’s property, plant and equipment and may ultimately be recovered through depreciation expense and cost of service in future electric distribution base rate cases.

PEPCO HOLDINGS

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

FERC Transmission ROE Challenges

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Municipal Electric Corporation, Inc. (DEMEC), filed a joint complaint at FERC against Pepco, DPL and ACE, as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and the application of the formula rate process associated with the transmission service that the utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. PHI, Pepco, DPL and ACE believe the allegations in this complaint are without merit and are vigorously contesting this complaint. In August 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directed that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) set February 27, 2013 as the refund effective date, should a refund result from this proceeding. After settlement discussions among the parties in this matter reached an impasse, in November 2014, the settlement judge issued an order terminating the settlement discussions. The matter was sent to a hearing judge and a procedural schedule was established for the February 2013 complaint and a second complaint filed by the same parties in December 2014 (discussed below).

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

On December 8, 2014, the same parties filed a second complaint against Pepco, DPL, ACE, as well as BGE, regarding the base transmission ROE, seeking a reduction from 10.8% to 8.8%. The filing of the second complaint creates a second refund window. By order issued on February 9, 2015, FERC established a hearing on the second complaint and established a refund effective date of December 8, 2014. Consistent with the prior challenge, Pepco, DPL and ACE applied an estimated ROE based on the two-step

PEPCO HOLDINGS

methodology described above, and in the fourth quarter of 2014 and in the first and second quarters of 2015 established reserves for the estimated refund based on the refund effective date of December 8, 2014. On February 20, 2015, the chief judge issued an order consolidating the two complaint proceedings and established an initial decision issuance deadline of February 29, 2016. On March 2, 2015, the presiding administrative law judge issued an order establishing a procedural schedule for the consolidated proceedings that provides for the hearing to commence on October 20, 2015. During the second quarter of 2015, PHI increased its reserve for the relevant refund periods to reflect its assessment of market conditions, developments in other cases before FERC, litigation risk and other factors that may affect the likely outcome of these consolidated proceedings.

To the extent that the final ROE established in these consolidated proceedings is lower than the ROE used to record the estimated reserves with respect to the February 2013 and the December 2014 complaints, each ten basis point reduction in the ROE would result in an increase in required reserves and a reduction of PHI’s operating income of $2.4 million.

MPSC New Generation Contract Requirement

In April 2012, the MPSC issued an order that requires Maryland electric distribution companies (EDCs) Pepco, DPL and BGE (collectively, the Contract EDCs) to negotiate and enter into a contract with the winning bidder of a competitive bidding process to build one new power plant in the range of 650 to 700 megawatts (MWs) beginning in 2015, in amounts proportional to their relative SOS loads. Under the terms of the order, the winning bidder was to construct a 661 MW natural gas-fired combined cycle generation plant in Waldorf, Maryland, with an originally expected commercial operation date of June 1, 2015 (which is now deferred pending the outcome of the proceedings discussed below), and each of the Contract EDCs was to recover its costs associated with the contract through surcharges on its respective SOS customers.

In response to a complaint filed by a group of generating companies in the PJM Interconnection, LLC region, in September 2013, the U.S. District Court for the District of Maryland (the Federal District Court) issued a ruling that the MPSC’s April 2012 order violated the Supremacy Clause of the U.S. Constitution by attempting to regulate wholesale prices. In contrast, in October 2013, in response to appeals filed by the Contract EDCs and other parties, the Maryland Circuit Court for Baltimore City (the Maryland Circuit Court) upheld the MPSC’s orders requiring the Contract EDCs to enter into the contracts.

In October 2013, the Federal District Court issued an order ruling that the contracts are illegal and unenforceable. The Federal District Court order could impact the Maryland Circuit Court appeal, to which the Contract EDCs are parties, although such impact, if any, cannot be determined at this time. The Contract EDCs, the Maryland Office of People’s Counsel and one generating company have appealed the Maryland Circuit Court’s decision to the Maryland Court of Special Appeals. In addition, in November 2013 both the winning bidder and the MPSC appealed the Federal district court decision to the U.S. Court of Appeals for the Fourth Circuit, which affirmed the lower Federal court ruling. In November 2014, the winning bidder and the MPSC each petitioned the U.S. Supreme Court to consider hearing an appeal of the Fourth Circuit decision. The petitions remain pending.

Assuming the contracts, as currently written, become effective following the satisfaction of all relevant conditions, including the completion of the proceedings discussed above, PHI continues to believe that Pepco and DPL may be required to record their proportional share of the contracts as derivative instruments at fair value and record related regulatory assets of approximately the same amount because Pepco and DPL would recover any payments under the contracts from SOS customers. PHI, Pepco and DPL have concluded that any accounting for these contracts would not be required until all legal proceedings related to these contracts and the actions of the MPSC in the related proceeding have been resolved.

PEPCO HOLDINGS

ACE Standard Offer Capacity Agreements

In April 2011, ACE entered into three Standard Offer Capacity Agreements (SOCAs) by order of the NJBPU, each with a different generation company. ACE entered into the SOCAs under protest, as did the other EDCs in New Jersey, arguing that the EDCs were denied due process and that the SOCAs violated certain of the requirements of the New Jersey law under which the SOCAs were established (the NJ SOCA Law). In October 2013, in light of the decision of the U.S. District Court for the District of New Jersey described below, the state appeals of the NJBPU implementation orders filed by the EDCs and generators were dismissed without prejudice, subject to the parties exercising their appellate rights in the Federal courts.

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

In June 2014, Pepco and DDOT filed a Triennial Plan related to the construction of selected underground feeders in the District of Columbia and recovery of Pepco’s investment through a volumetric surcharge (the Triennial Plan), all in accordance with the Improvement Financing Act. In August 2014, Pepco filed an application for the issuance of a financing order to provide for the issuance of the District’s bonds and a volumetric surcharge for the District of Columbia to recover the costs associated with the bond issuance (the DDOT surcharge).

PEPCO HOLDINGS

In November 2014, the DCPSC issued an order approving the Triennial Plan, including Pepco’s volumetric surcharge, and issued the financing order, including approval of the DDOT surcharge. Together these orders permit (i) Pepco and DDOT to commence proposed construction under the Triennial Plan; (ii) the District of Columbia to issue the necessary bonds to fund the District of Columbia’s portion of the DC PLUG initiative; and (iii) the establishment of the customer surcharges contemplated by the Improvement Financing Act. In December 2014, a party to the proceeding sought reconsideration from the DCPSC of both decisions. Final decisions denying both requests for reconsideration were issued by the DCPSC on January 22, 2015 and February 2, 2015, respectively.

In December 2014, an entity filed a petition for review with the District of Columbia Court of Appeals disputing the DCPSC’s denial of its motion to intervene. In June 2015, the District of Columbia Court of Appeals heard the case and affirmed the DCPSC’s decision. In March 2015, a party filed with the District of Columbia Court of Appeals a petition for review of the orders approving the Triennial Plan and issuing the financing order. The District of Columbia Court of Appeals is scheduled to hear the case in October 2015. Separately, in June 2015, an agency of the federal government served by Pepco asserted that the DDOT surcharge constitutes a tax on end users from which the federal government is immune. This assertion is currently under review.

Merger Approval Proceedings

Delaware

On June 18, 2014, Exelon, PHI and DPL, and certain of their respective affiliates, filed an application with the DPSC seeking approval of the Merger. Delaware law requires the DPSC to approve the Merger when it determines that the transaction is in accordance with law, for a proper purpose, and is consistent with the public interest. The DPSC must further find that the successor will continue to provide safe and reliable service, will not terminate or impair existing collective bargaining agreements and will engage in good faith bargaining with organized labor. On February 13, 2015, Exelon, DPL, the DPSC staff, the Division of the Public Advocate and certain other parties filed a settlement agreement with the DPSC, which was amended in April 2015. The DPSC approved the amended settlement agreement at its meeting held on May 19, 2015, memorializing this decision by written order issued on June 2, 2015. The specific grounds for the DPSC’s approval of the Merger, as well as the specific conditions, will be included in a subsequent order to be issued by the DPSC.

District of Columbia

On June 18, 2014, Exelon, PHI and Pepco, and certain of their respective affiliates, filed an application with the DCPSC seeking approval of the Merger. To approve the Merger, the DCPSC must find that the Merger is in the public interest. In an order issued August 22, 2014, the DCPSC stated that to make the determination of whether the transaction is in the public interest, it will analyze the transaction in the context of seven factors to determine whether the transaction balances the interests of shareholders and investors with ratepayers and the community, whether the benefits to shareholders do or do not come at the expense of the ratepayers, and whether the transaction produces a direct and tangible benefit to ratepayers. The seven factors identified by the DCPSC are the effects of the transaction on: (i) ratepayers, shareholders, the financial health of the utility standing alone and as merged, and the local economy; (ii) utility management and administrative operations; (iii) the public safety and the safety and reliability of services; (iv) risks associated with all of the affiliated non-jurisdictional business operations, including nuclear operations, of the applicants; (v) the DCPSC’s ability to regulate the utility effectively following the Merger; (vi) competition in the local retail and wholesale markets that impacts the District and District ratepayers; and (vii) conservation of natural resources and preservation of environmental quality. District of Columbia law does not impose any time limit on the DCPSC’s review of the Merger. The DCPSC held evidentiary hearings in March and April of 2015, the record was closed on May 27, 2015 and a decision of the DCPSC remains pending.

PEPCO HOLDINGS

Maryland

On August 19, 2014, the Joint Applicants, filed an application with the MPSC seeking approval of the Merger. Maryland law requires the MPSC to approve a merger subject to its review if it finds that the merger is consistent with the public interest, convenience and necessity, including its benefits to and impact on consumers. Evidentiary hearings were held beginning on January 26, 2015. On March 10, 2015, the Joint Applicants filed with the MPSC a settlement agreement entered into with The Alliance for Solar Choice, which is one of the stakeholder groups participating in the MPSC approval proceeding. On March 16, 2015, the Joint Applicants filed with the MPSC a settlement agreement entered into with Montgomery and Prince George’s Counties in Maryland, and a number of other parties, including the National Housing Trust, the National Consumer Law Center, other organizations representing low and moderate income interests and a consortium of nine recreational trail advocacy organizations. On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, Pepco Holdings and Exelon announced that they had completed their review of the MPSC’s order approving the Merger and have committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC.

Multiple parties have filed petitions for judicial review of the MPSC order by the Circuit Court of Queen Anne’s County, Maryland, seeking to appeal the MPSC order. Pepco Holdings intends to vigorously contest any appeal of the MPSC order.

On July 21, 2015, the Maryland Office of People’s Counsel filed a motion in the Circuit Court for Queen Anne’s County, Maryland, requesting a stay of the MPSC order and to conduct additional discovery and present additional evidence (the Motion) in light of an alleged conflict of interest on the part of a former MPSC Commissioner. PHI believes the Motion is without merit and intends to vigorously oppose it and any other attempts to impede the effectiveness of the MPSC order or delay the closing of the Merger.

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

PEPCO HOLDINGS

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

(8) PENSION AND OTHER POSTRETIREMENT BENEFITS

The table below provides the components of net periodic benefit costs recognized by Pepco Holdings for the three months ended June 30, 2015 and 2014:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
	(millions of dollars)
Service cost	$14	$9	$1	$2
Interest cost	27	28	6	6
Expected return on plan assets	(35)	(36)	(5)	(6)
Amortization of prior service cost (benefit)	1	1	(3)	(4)
Amortization of net actuarial loss	17	11	1	(1)

Net periodic benefit cost	$24	$13	$—	$(3)

The table below provides the components of net periodic benefit costs recognized by Pepco Holdings for the six months ended June 30, 2015 and 2014:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
	(millions of dollars)
Service cost	$28	$21	$3	$4
Interest cost	54	55	12	13
Expected return on plan assets	(70)	(71)	(11)	(12)
Amortization of prior service cost (benefit)	1	1	(6)	(7)
Amortization of net actuarial loss	33	22	4	2

Net periodic benefit cost	$46	$28	$2	$—

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

Pension Contributions

PHI’s funding policy with regard to PHI’s non-contributory retirement plan (the PHI Retirement Plan) is to maintain a funding level that is at least equal to the target liability as defined under the Pension Protection Act of 2006. In the first and second quarters of 2015 and 2014, PHI, Pepco, DPL and ACE made no discretionary tax-deductible contributions to the PHI Retirement Plan.

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

The aggregate borrowing limit under the amended and restated credit facility is $1.5 billion, all or any portion of which may be used to obtain loans and up to $500 million of which may be used to obtain letters of credit. The facility also includes a swingline loan sub-facility, pursuant to which each company may make same day borrowings in an aggregate amount not to exceed 10% of the total amount of the facility. Any swingline loan must be repaid by the borrower within fourteen days of receipt. The credit sublimit is $750 million, $200 million, $250 million and $300 million for PHI, Pepco, DPL and ACE, respectively. The sublimits may be increased or decreased by the individual borrower during the term of the facility, except that (i) the sum of all of the borrower sublimits following any such increase or decrease must equal the total amount of the facility and (ii) the aggregate amount of credit used at any given time by (a) PHI may not exceed $1.25 billion and (b) each of Pepco, DPL or ACE may not exceed the lesser of $500 million and the maximum amount of short-term debt the company is permitted to have outstanding by its regulatory authorities. The total number of the sublimit reallocations may not exceed eight per year during the term of the facility.

The interest rate payable by each company on utilized funds is, at the borrowing company’s election, (i) the greater of the prevailing prime rate, the federal funds effective rate plus 0.5% and the one month London Interbank Offered Rate (LIBOR) plus 1.0%, or (ii) the prevailing Eurodollar rate, plus a margin that varies according to the credit rating of the borrower.

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of June 30, 2015.

PEPCO HOLDINGS

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of June 30, 2015 and December 31, 2014, the amount of cash plus unused borrowing capacity under the credit facility available to meet the future liquidity needs of PHI and its utility subsidiaries on a consolidated basis totaled $826 million and $875 million, respectively. PHI’s utility subsidiaries had combined cash and unused borrowing capacity under the credit facility of $521 million and $413 million at June 30, 2015 and December 31, 2014, respectively.

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

Commercial Paper

PHI, Pepco, DPL and ACE maintain on-going commercial paper programs to address short-term liquidity needs. As of June 30, 2015, the maximum capacity available under these programs was $875 million, $500 million, $500 million and $350 million, respectively, subject to available borrowing capacity under the credit facility.

PHI, Pepco, DPL and ACE had $445 million, zero, $30 million and $218 million, respectively, of commercial paper outstanding at June 30, 2015. The weighted average interest rate for commercial paper issued by PHI, Pepco, DPL and ACE during the six months ended June 30, 2015 was 0.74%, 0.43%, 0.46% and 0.46%, respectively. The weighted average maturity of all commercial paper issued by PHI, Pepco, DPL and ACE during the six months ended June 30, 2015 was nine, five, five and five days, respectively.

Other Financing Activities

Bond Issuance

In May 2015, DPL issued $200 million of 4.15% first mortgage bonds due May 15, 2045. Net proceeds from the issuance of the bonds were used by DPL to repay outstanding commercial paper and for general corporate purposes.

Bond Payments

In April 2015, Atlantic City Electric Transition Funding LLC (ACE Funding) made principal payments of $7 million on its Series 2002-1 Bonds, Class A-3, and $3 million on its Series 2003-1 Bonds, Class A-3.

Bond Retirements

In June 2015, DPL retired, at maturity, $100 million of its 5.00% unsecured notes.

Long-Term Project Funding

In April 2015, Pepco Energy Services retired $5 million in project funding upon the early termination of a contract by a customer. Pepco Energy Services used the early termination proceeds from the customer to retire the current and long-term portions of the project funding.

PEPCO HOLDINGS

Sale of Receivables

During 2014, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project pursuant to a Task Order entered into under a General Services Administration area-wide agreement. The purchase price received by Pepco was $12 million. The energy savings project, which is being performed by Pepco Energy Services, was completed in 2014. Pursuant to the purchase agreement, following acceptance of the energy savings project by the buyer, the buyer is entitled to receive the contract payments under the Task Order payable by the buyer over approximately 9 years. The energy savings project was accepted during the first quarter of 2015 and the amount was removed from the Current portion of long-term debt and project funding.

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

Financing Activities Subsequent to June 30, 2015

Bond Payments

In July 2015, ACE Funding made the final principal payment of $1 million on its Series 2002-1 Bonds, Class A-3, and principal payments of $6 million on its Series 2002-1 Bonds, Class A-4 and $3 million on its Series 2003-1 Bonds, Class A-3.

(10) INCOME TAXES

A reconciliation of PHI’s consolidated effective income tax rates is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	(millions of dollars)
Income tax at Federal statutory rate	$28	35.0%	$34	35.0%	$57	35.0%	$77	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	4	5.0%	7	7.1%	10	6.1%	15	6.8%
Asset removal costs	(5)	(6.3)%	(2)	(2.0)%	(8)	(4.9)%	(5)	(2.3)%
Energy efficiency-related tax deductions	—	—	—	—	(4)	(2.5)%	—	—
Merger-related costs	1	1.2%	7	7.1%	3	1.8%	7	3.2%
Other, net	(1)	(1.1)%	(1)	(1.3)%	(1)	(0.5)%	(3)	(1.1)%

Consolidated income tax expense	$27	33.8%	$45	45.9%	$57	35.0%	$91	41.6%

PEPCO HOLDINGS

In the first quarter of 2015, PHI recorded a tax benefit of $4 million related to certain energy efficiency tax deductions associated with Pepco Energy Services’ energy savings performance contracting services.

In connection with the proposed Merger (as further described in Note (1), “Organization”), PHI incurred certain merger-related costs, which are not tax-deductible.

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

(11) EQUITY AND EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

PHI’s basic and diluted earnings per share calculations are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions of dollars, except per share data)
Income (Numerator):
Net income	$53	$53	$106	$128

Shares (Denominator) (in millions):
Weighted average shares outstanding for basic computation:
Average shares outstanding	253	251	253	251
Adjustment to shares outstanding	—	—	—	—

Weighted Average Shares Outstanding for Computation of Basic Earnings Per Share of Common Stock	253	251	253	251
Net effect of potentially dilutive shares	1	1	1	—

Weighted Average Shares Outstanding for Computation of Diluted Earnings Per Share of Common Stock	254	252	254	251

Basic and Diluted Earnings per Share
Basic and diluted earnings per share	$0.21	$0.21	$0.42	$0.51

PEPCO HOLDINGS

(12) PREFERRED STOCK

In connection with entering into the Merger Agreement (as further described in Note (1), “Organization”), PHI entered into a Subscription Agreement with Exelon, dated April 29, 2014, pursuant to which PHI issued to Exelon 9,000 originally issued shares of Preferred Stock for a purchase price of $90 million on April 30, 2014. In connection with these agreements, Exelon also committed to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following April 29, 2014, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014, January 26, 2015, April 27, 2015 and July 24, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for a purchase price of $18 million. If the Merger closes or terminates for any reason, no additional shares of Preferred Stock will be issued pursuant to the Subscription Agreement. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

If the Merger Agreement is terminated due to a Regulatory Termination, PHI will be able to redeem any issued and outstanding Preferred Stock at par value. If the Merger Agreement is terminated for any other reason, PHI will be required to redeem all issued and outstanding Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

PHI has excluded the Preferred Stock from equity at June 30, 2015 and December 31, 2014, since the Preferred Stock contains conditions for redemption that are not solely within the control of PHI. Management determined that the Preferred Stock contains embedded features requiring separate accounting consideration to reflect the potential value to PHI that any issued and outstanding Preferred Stock could be called and redeemed at a nominal par value upon a Regulatory Termination. The embedded call and redemption features on the shares of the Preferred Stock in the event of a Regulatory Termination are separately accounted for as derivatives. The estimated fair value of the derivatives related to the Preferred Stock was $3 million and has been included in current assets (Prepaid expenses and other) with a corresponding increase in Preferred Stock on the consolidated balance sheets at June 30, 2015 and December 31, 2014, representing an increase in the fair value of the Preferred Stock as of each date. These Preferred Stock derivatives are valued at each reporting date using quantitative and qualitative factors, including management’s assessment of the likelihood of a Regulatory Termination. There was no material change in the fair value of these derivatives during the second quarter of 2015. The fair value of these derivatives will be determined quarterly, and any increases or decreases in such fair value in future periods would be recorded as income or loss.

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

PEPCO HOLDINGS

The tables below identify the balance sheet location and fair values of derivative instruments as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative assets (current assets)	$—	$3	$3	$—	$3
Derivative liabilities (current liabilities)	—	(1)	(1)	1	—

Net Derivative asset	$—	$2	$2	$1	$3

	As of December 31, 2014
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative assets (current assets)	$—	$3	$3	$—	$3
Derivative liabilities (current liabilities)	—	(4)	(4)	4	—

Net Derivative (liability) asset	$—	$(1)	$(1)	$4	$3

All derivative assets and liabilities available to be offset under master netting arrangements were netted as of June 30, 2015 and December 31, 2014. The amount of cash collateral that was offset against these derivative positions is as follows:

	June 30, 2015	December 31, 2014
	(millions of dollars)
Cash collateral pledged to counterparties with the right to reclaim (a)	$1	$4

(a)	Includes cash deposits on commodity brokerage accounts.

As of June 30, 2015 and December 31, 2014, all PHI cash collateral pledged related to derivative instruments accounted for at fair value was entitled to be offset under master netting agreements.

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

PEPCO HOLDINGS

The tables below provide details regarding terminated cash flow hedges included in PHI’s consolidated balance sheets as of June 30, 2015 and 2014. The data in the following tables indicate the cumulative net loss after-tax related to terminated cash flow hedges by contract type included in AOCL, the portion of AOCL expected to be reclassified to income during the next 12 months, and the maximum hedge or deferral term:

Contracts	As of June 30, 2015		Maximum Term
	Accumulated Other Comprehensive Loss After-tax	Portion Expected to be Reclassified to Income during the Next 12 Months
	(millions of dollars)
Interest rate	$9	$1	206 months

Total	$9	$1

Contracts	As of June 30, 2014		Maximum Term
	Accumulated Other Comprehensive Loss After-tax	Portion Expected to be Reclassified to Income during the Next 12 Months
	(millions of dollars)
Interest rate	$9	$1	218 months

Total	$9	$1

Other Derivative Activity

DPL has certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the consolidated balance sheets with the gain or loss for changes in fair value recorded in income. In addition, in accordance with FASB guidance on regulated operations, regulatory liabilities or regulatory assets of the same amount are recorded on the consolidated balance sheets and the recognition of the derivative gain or loss is deferred because of the DPSC-approved fuel adjustment clause for DPL’s derivatives. The following table shows the net unrealized and net realized derivative gains and losses arising during the period associated with these derivatives that were recognized in the consolidated statements of income (through Fuel and purchased energy expense) and that were also deferred as Regulatory liabilities and Regulatory assets, respectively, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions of dollars)
Net unrealized (loss) gain arising during the period	$—	$—	$(1)	$2
Net realized (loss) gain recognized during the period	(1)	1	(4)	3

As of June 30, 2015 and December 31, 2014, the quantities and positions of DPL’s net outstanding natural gas commodity forward contracts that did not qualify for hedge accounting were:

	June 30, 2015		December 31, 2014
Commodity	Quantity	Net Position	Quantity	Net Position
DPL – Natural gas (One Million British Thermal Units)	3,200,000	Long	3,892,500	Long

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

The following tables set forth, by level within the fair value hierarchy, PHI’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. PHI’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at June 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Derivative instruments
Preferred stock	$3	$—	$—	$3
Cash equivalents and restricted cash equivalents
Treasury funds	48	48	—	—
Executive deferred compensation plan assets
Money market funds and short-term investments	35	15	20	—
Life insurance contracts	47	—	27	20

Total	$133	$63	$47	$23

LIABILITIES

Derivative instruments (b)
Natural gas (c)	$1	$1	$—	$—
Executive deferred compensation plan liabilities
Life insurance contracts	29	—	29	—

Total	$30	$1	$29	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the six months ended June 30, 2015.
(b)	The fair values of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas futures purchased by DPL as part of a natural gas hedging program approved by the DPSC.

PEPCO HOLDINGS

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Derivative instruments
Preferred stock	$3	$—	$—	$3
Restricted cash equivalents
Treasury funds	38	38	—	—
Executive deferred compensation plan assets
Money market funds and short-term investments	35	14	21	—
Life insurance contracts	46	—	27	19

Total	$122	$52	$48	$22

LIABILITIES

Derivative instruments (b)
Natural gas (c)	$4	$4	$—	$—
Executive deferred compensation plan liabilities
Life insurance contracts	30	—	30	—

Total	$34	$4	$30	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2014.
(b)	The fair values of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas futures purchased by DPL as part of a natural gas hedging program approved by the DPSC.

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

Executive deferred compensation plan assets and liabilities categorized as level 2 consist of life insurance policies and certain employment agreement obligations. The life insurance policies are categorized as level 2 assets because they are valued based on the assets underlying the policies, which consist of short-term cash equivalents and fixed income securities that are priced using observable market data and can be liquidated for the value of the underlying assets as of June 30, 2015. The level 2 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance sub-accounts. The sub-accounts are designed to mirror existing mutual funds and money market funds that are observable and actively traded.

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

Reconciliations of the beginning and ending balances of PHI’s fair value measurements using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and 2014 are shown below:

	Six Months Ended June 30, 2015
	Preferred Stock	Life Insurance Contracts
	(millions of dollars)
Beginning balance as of January 1	$3	$19
Total gains (losses) (realized and unrealized):
Included in income	—	3
Included in accumulated other comprehensive loss	—	—
Included in regulatory liabilities	—	—
Purchases	—	—
Issuances	—	(1)
Settlements	—	(1)
Transfers in (out) of level 3	—	—

Ending balance as of June 30	$3	$20

	Six Months Ended June 30, 2014
	Preferred Stock	Life Insurance Contracts
	(millions of dollars)
Beginning balance as of January 1	$—	$19
Total gains (losses) (realized and unrealized):
Included in income	—	2
Included in accumulated other comprehensive loss	—	—
Included in regulatory liabilities	—	—
Purchases	—	—
Issuances	3	(1)
Settlements	—	—
Transfers in (out) of level 3	—	—

Ending balance as of June 30	$3	$20

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

Other Financial Instruments

The estimated fair values of PHI’s Long-term debt instruments that are measured at amortized cost in PHI’s consolidated financial statements and the associated levels of the estimates within the fair value hierarchy as of June 30, 2015 and December 31, 2014 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. PHI’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

	Fair Value Measurements at June 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$5,632	$—	$5,192	$440
Transition Bonds (b)	212	—	212	—
Long-term project funding	4	—	—	4

Total	$5,848	$—	$5,404	$444

(a)	The carrying amount for Long-term debt was $5,115 million as of June 30, 2015.
(b)	The carrying amount for Transition Bonds, including amounts due within one year, was $193 million as of June 30, 2015.

PEPCO HOLDINGS

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$5,583	$—	$5,136	$447
Transition Bonds (b)	235	—	235	—
Long-term project funding	28	—	—	28

Total	$5,846	$—	$5,371	$475

(a)	The carrying amount for Long-term debt was $4,807 million as of December 31, 2014.
(b)	The carrying amount for Transition Bonds, including amounts due within one year, was $215 million as of December 31, 2014.

The carrying amounts of all other financial instruments in the accompanying consolidated financial statements approximate fair value.

(15) COMMITMENTS AND CONTINGENCIES

General Litigation and Other Matters

From time to time, PHI and its subsidiaries are named as defendants in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. PHI and each of its subsidiaries are self-insured against such claims up to a certain self-insured retention amount and maintain insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, PHI’s contracts with its vendors generally require the vendors to name PHI and/or its subsidiaries as additional insureds for the amounts at least equal to PHI’s self-insured retention. Further, PHI’s contracts with its vendors require the vendors to indemnify PHI for various acts and activities that may give rise to claims against PHI. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on PHI’s or its subsidiaries’ financial condition, results of operations or cash flows. At June 30, 2015, PHI had recorded estimated loss contingency liabilities for general litigation totaling approximately $12 million (including amounts related to the matters specifically described below).

ACE Asbestos Claim

In September 2011, an asbestos complaint was filed in the New Jersey Superior Court, Law Division, against ACE (among other defendants) asserting claims under New Jersey’s Wrongful Death and Survival statutes. The complaint, filed by the estate of a decedent who was the wife of a former employee of ACE, alleged that the decedent’s mesothelioma was caused by exposure to asbestos brought home by her husband on his work clothes. New Jersey courts have recognized a cause of action against a premise owner in a so-called “take home” case if it can be shown that the harm was foreseeable. In this case, the complaint sought recovery of an unspecified amount of damages for, among other things, the decedent’s past medical expenses, loss of earnings, and pain and suffering between the time of injury and death, and asserted a punitive damage claim. On April 23, 2015, the parties entered into a confidential settlement that resolves all issues in this matter. The amount to be paid to the decedent’s estate by ACE under the settlement did not have a material adverse effect on the financial condition, results of operations or cash flows of PHI or ACE.

PEPCO HOLDINGS

Pepco Energy Services Billing Claims

During 2012, Pepco Energy Services received letters on behalf of two school districts in Maryland, which claimed that they had paid invoices in connection with electricity supply contracts that included certain allegedly unauthorized charges, totaling approximately $7 million, for which they were entitled to reimbursement. The school districts also claimed additional compounded interest totaling approximately $9 million. The claims of one of the districts were resolved in April 2015 through a confidential settlement between the parties. The resolution of this matter did not have a material adverse effect on the financial condition, results of operations or cash flows of PHI or Pepco Energy Services. The claims of the other school district, in the amount of approximately $4 million for unauthorized charges and approximately $5 million of total compounded interest, have been inactive since 2013. As of June 30, 2015, Pepco Energy Services has concluded that a loss is no longer reasonably possible and, if there were to be a loss, it would in any event likely be immaterial.

Environmental Matters

PHI, through its subsidiaries, is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of PHI’s utility subsidiaries, environmental clean-up costs incurred by Pepco, DPL and ACE generally are included by each company in its respective cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies described below of PHI and its subsidiaries at June 30, 2015 are summarized as follows:

		Legacy Generation
	Transmission and Distribution	Regulated	Non-Regulated	Total
		(millions of dollars)
Beginning balance as of January 1	$17	$6	$5	$28
Accruals	3	—	—	3
Payments	2	1	—	3

Ending balance as of June 30	18	5	5	28
Less amounts in Other Current Liabilities	3	1	—	4

Amounts in Other Deferred Credits	$15	$4	$5	$24

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

PEPCO HOLDINGS

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

Franklin Slag Pile Site

In November 2008, ACE received a general notice letter from EPA concerning the Franklin Slag Pile site in Philadelphia, Pennsylvania, asserting that ACE is a potentially responsible party (PRP) that may have liability for clean-up costs with respect to the site and for the costs of implementing an EPA-mandated remedy. EPA’s claims are based on ACE’s sale of boiler slag from the B.L. England generating facility, then owned by ACE, to MDC Industries, Inc. (MDC) during the period from June 1978 to May 1983. EPA claims that the boiler slag ACE sold to MDC contained copper and lead, which are hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and that the sales transactions may have constituted an arrangement for the disposal or treatment of hazardous substances at the site, which could be a basis for liability under CERCLA. The EPA letter also states that, as of the date of the letter, EPA’s expenditures for response measures at the site have exceeded $6 million. EPA’s feasibility study for this site conducted in 2007 identified a range of alternatives for permanent remedial measures with varying cost estimates, and the estimated cost of EPA’s preferred alternative is approximately $6 million.

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

Peck Iron and Metal Site

EPA informed Pepco in a May 2009 letter that Pepco may be a PRP under CERCLA with respect to the cleanup of the Peck Iron and Metal site in Portsmouth, Virginia, and for costs EPA has incurred in cleaning up the site. The EPA letter states that Peck Iron and Metal purchased, processed, stored and shipped metal scrap from military bases, governmental agencies and businesses and that the Peck Iron and Metal scrap operations resulted in the improper storage and disposal of hazardous substances. EPA bases its allegation that Pepco arranged for disposal or treatment of hazardous substances sent to the site on information provided by former Peck Iron and Metal personnel, who informed EPA that Pepco was a customer at the site. Pepco has advised EPA by letter that its records show no evidence of any sale of scrap metal by Pepco to the site. Even if EPA has such records and such sales did occur, Pepco believes that any such scrap metal sales may be entitled to the recyclable material exemption from CERCLA liability. In September 2011, EPA initiated a remedial investigation/feasibility study (RI/FS) for the site using federal funds and EPA’s website indicates that the agency expects to resume onsite investigation activity at the Peck Iron and Metal site in summer 2015. Pepco cannot at this time estimate an amount or range of reasonably possible loss associated with this RI/FS, any remediation activities to be performed at the site or any other costs that EPA might seek to impose on Pepco.

PEPCO HOLDINGS

Ward Transformer Site

In April 2009, a group of PRPs with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including Pepco, DPL and ACE, based on their alleged sale of transformers to Ward Transformer, with respect to past and future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The litigation is moving forward with certain “test case” defendants (not including Pepco, DPL and ACE) filing summary judgment motions regarding liability. The case has been stayed as to the remaining defendants pending rulings upon the test cases. In a January 31, 2013 order, the Federal district court granted summary judgment for the test case defendant whom plaintiffs alleged was liable based on its sale of transformers to Ward Transformer. The Federal district court’s order addresses only the liability of the test case defendant. Plaintiffs appealed the district court’s order to the U.S. Court of Appeals for the Fourth Circuit. On March 20, 2015, the Fourth Circuit affirmed the district court’s summary judgment decision for the sales test case defendant and on April 17, 2015, the Fourth Circuit denied the plaintiffs’ petition for rehearing en banc. In a June 2015 joint status report of the parties delivered to the Federal district court, Pepco, DPL and ACE were identified as “sales-only” defendants with whom the plaintiffs have offered to enter into a tolling agreement providing for a dismissal without prejudice, subject to the condition that the summary judgment decision in favor of the test case defendant is not modified or reversed as a result of further appellate review. At this stage, Pepco, DPL and ACE are dismissed unless the United States Supreme Court were to agree to review the Fourth Circuit opinion and, upon review, modify it in a material way. In view of these recent developments, PHI has concluded that a loss is no longer reasonably possible with respect to this matter.

Benning Road Site

Contamination of Lower Anacostia River

In September 2010, PHI received a letter from EPA identifying the Benning Road location, consisting of a generation facility formerly operated by Pepco Energy Services, and a transmission and distribution service center facility operated by Pepco, as one of six land-based sites potentially contributing to contamination of the lower Anacostia River. The generation facility was deactivated in June 2012 and plant structure demolition was completed in July 2015, but the service center remains in operation. The principal contaminants allegedly of concern are polychlorinated biphenyls and polycyclic aromatic hydrocarbons. In December 2011, the U.S. District Court for the District of Columbia approved a consent decree entered into by Pepco and Pepco Energy Services with the District of Columbia Department of the Environment (DDOE), which requires Pepco and Pepco Energy Services to conduct a RI/FS for the Benning Road site and an approximately 10 to 15 acre portion of the adjacent Anacostia River. The RI/FS will form the basis for DDOE’s selection of a remedial action for the Benning Road site and for the Anacostia River sediment associated with the site. The consent decree does not obligate Pepco or Pepco Energy Services to pay for or perform any remediation work, but it is anticipated that DDOE will look to Pepco and Pepco Energy Services to assume responsibility for cleanup of any conditions in the river that are determined to be attributable to past activities at the Benning Road site.

The remedial investigation field work began in January 2013 and was completed in December 2014. In addition, in conjunction with the power plant demolition activities, Pepco and Pepco Energy Services collected soil samples adjacent to and beneath the concrete basins for the cooling towers previously dismantled and removed from the site of the generating facility. This sampling showed localized areas of soil contamination associated with the cooling tower basins, and Pepco and Pepco Energy Services have submitted a plan to DDOE for the removal of contaminated soil in conjunction with the demolition and removal of the concrete basins. On April 30, 2015, Pepco and Pepco Energy Services submitted a draft Remedial Investigation (RI) Report to DDOE. After review and comment by DDOE and the public, Pepco

PEPCO HOLDINGS

and Pepco Energy Services will revise the draft RI Report as appropriate to address comments received. Concurrent with DDOE’s review of the draft RI Report, Pepco and Pepco Energy Services are proceeding to plan and conduct a treatability study to support the evaluation in the Feasibility Study (FS) of possible remedial alternatives. The treatability study may include gathering additional field data and conducting pilot tests to assess the suitability of possible remedial technologies and to quantify the scope of remedial actions that may be warranted. Once the treatability study work has been completed, Pepco and Pepco Energy Services will prepare and submit a treatability study report for DDOE’s review and approval, to be followed by the preparation and submission of a draft FS Report. After public review and comment on the draft FS Report, Pepco and Pepco Energy Services will revise the draft FS Report as appropriate to address comments received and will submit a final FS Report to DDOE.

Upon DDOE’s approval of the final RI and FS Reports, Pepco and Pepco Energy Services will have satisfied their obligations under the consent decree. At that point, DDOE will prepare a Proposed Plan regarding further response actions based on the results of the RI/FS. After considering public comment on the Proposed Plan, DDOE will issue a Record of Decision identifying any further response actions determined to be necessary.

On May 22, 2015, DDOE, Pepco and Pepco Energy Services submitted a joint status report to the court regarding progress on the RI/FS. The court issued an order that same day accepting the status report and directing the parties to submit another status report on or before May 24, 2016.

The remediation costs accrued for this matter are included in the table above in the columns entitled “Transmission and Distribution,” “Legacy Generation – Regulated,” and “Legacy Generation – Non-Regulated.”

NPDES Permit Limit Exceedances

Pepco holds a National Pollutant Discharge Elimination System (NPDES) permit issued by EPA with a July 19, 2009 effective date, which authorizes discharges from the Benning Road facility, including the Pepco Energy Services generating facility that was deactivated in 2012 and has been demolished. The 2009 permit imposed compliance monitoring and storm water best management practices to satisfy the District of Columbia’s Total Maximum Daily Load (TMDL) standards for polychlorinated biphenyls, oil and grease, metals and other substances. As part of the implementation of the TMDL requirements, the permit also imposed numerical limits on certain substances in storm water discharges to the Anacostia River. Quarterly monitoring results since the issuance of the permit have shown consistent exceedances of the limits for copper and zinc, as well as occasional exceedances for iron and lead (and, more recently, pH). As required by the permit, Pepco initiated a study to identify the potential sources or causes of these exceedances at the site and to determine appropriate best management practices for achieving compliance with the permit limits. The initial study was completed in May 2012. Pepco has completed the implementation of the first two phases of the best management practices recommended in the study report (consisting principally of installing metal absorbing filters to capture contaminants from storm water flows, removing stored equipment from areas exposed to the weather, covering and painting exposed metal pipes, and covering and cleaning dumpsters). These measures have been effective in reducing metal concentrations in stormwater discharges; however, additional measures will be required to be implemented by Pepco to reduce the concentrations to levels required by the permit.

The NPDES permit was due to expire on June 19, 2014. Pepco submitted a permit renewal application on December 17, 2013. In November 2014, EPA advised Pepco that it will not renew the permit until the Benning Road facility has come into compliance with the existing permit limits. The current permit remains in effect pending EPA’s action on the renewal application. Pepco has prepared a plan to implement the third phase of the best management practices recommended in the study report with the objective of achieving full compliance with the permit limits by the end of 2015. The plan was submitted to EPA on December 30, 2014, and Pepco has begun implementing those best practices in accordance with the plan. The plan calls for Pepco to submit a report to EPA by September 1, 2015, on the status of implementation of the third phase of best management practices and the progress made toward compliance with the permit limits. Pepco anticipates that EPA eventually may seek administrative penalties for past noncompliance with the

PEPCO HOLDINGS

permit limits. Whether such penalties will be imposed and, if so, the amount of any such penalties, is not known or estimable at this time. At present, Pepco expects that compliance with the permit limits can be achieved through a combination of enhanced storm drain inlet controls (filters and metal absorbing booms), enhanced site housekeeping (including the removal of accumulated sediments from the facility’s storm drain system), and enhanced inspection and maintenance of storm water controls. If these measures are not adequate to achieve compliance with the permit limits, however, it is possible that a capital project to install a storm water treatment system may be required. The need for any such capital expenditures will not be known until Pepco has implemented the third phase of the best management practices.

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

As a result of the mineral oil release, Pepco implemented certain interim operational changes to the secondary containment systems at the facility, which involve pumping accumulated storm water to an above-ground holding tank for off-site disposal. Pepco is continuing to use the aboveground holding tank to manage storm water from the secondary containment system while it evaluates other technical and regulatory options.

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

PEPCO HOLDINGS

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

PEPCO HOLDINGS

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

In order to mitigate the cost of continued litigation related to the cross-border energy lease investments, PHI and its subsidiaries have entered into discussions with the IRS with the intention of seeking a settlement of all tax issues for open tax years 2001 through 2011, including the cross-border energy lease issue. PHI currently believes that it is possible that a settlement with the IRS may be reached in 2015. Further discovery in the case is stayed until August 20, 2015, pursuant to an order issued by the court on June 18, 2015.

Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

PHI and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations that they have entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

As of June 30, 2015, PHI and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, energy procurement obligations, and other commitments and obligations. The commitments and obligations were as follows:

	Guarantor
	PHI	Pepco	DPL	ACE	Total
	(millions of dollars)
Guarantees associated with disposal of Conectiv Energy assets (a)	$13	$—	$—	$—	$13
Guaranteed lease residual values (b)	3	5	7	5	20

Total	$16	$5	$7	$5	$33

(a)	Represents guarantees by PHI of Conectiv Energy’s derivatives portfolio transferred in connection with the disposition of Conectiv Energy’s wholesale business. The derivative portfolio guarantee is currently $13 million and covers Conectiv Energy’s performance prior to the assignment. This guarantee will remain in effect until the end of 2015.
(b)	Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The maximum lease term associated with these assets ranges from 3 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $53 million, $11 million of which is a guaranty by PHI, $13 million by Pepco, $16 million by DPL and $13 million by ACE. The minimum lease term associated with these assets ranges from 1 to 4 years. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.

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

Energy Services Performance Contracts

Pepco Energy Services has a diverse portfolio of energy savings services performance contracts that are associated with the installation of energy savings equipment or combined heat and power facilities for federal, state and local government customers. As part of the energy savings contracts, Pepco Energy

PEPCO HOLDINGS

Services typically guarantees that the equipment or systems it installs will generate a specified amount of energy savings on an annual basis over a multi-year period. As of June 30, 2015 the remaining notional amount of Pepco Energy Services’ energy savings guarantees over the life of the multi-year performance contracts on: (i) completed projects was $241 million with the longest guarantee having a remaining term of 23 years; and, (ii) projects under construction was $57 million with the longest guarantee having a term of 15 years after completion of construction. On an annual basis, Pepco Energy Services undertakes a measurement and verification process to determine the amount of energy savings for the year and whether there is any shortfall in the annual energy savings compared to the guaranteed amount.

As of June 30, 2015, Pepco Energy Services had a performance guarantee contract associated with the production at a combined heat and power facility that is under construction totaling $15 million in notional value over 20 years.

Pepco Energy Services recognizes a liability for the value of the estimated energy savings or production shortfalls when it is probable that the guaranteed amounts will not be achieved and the amount is reasonably estimable. As of June 30, 2015, Pepco Energy Services had an accrued liability of $1 million for its energy savings contracts that it established during 2012. There was no significant change in the type of contracts issued during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Dividends

On July 23, 2015, Pepco Holdings’ Board of Directors declared a dividend (the Third Quarter Dividend) of $0.27 per share, payable September 30, 2015 to holders of common stock of record on the close of business on September 10, 2015. On April 23, 2015, the Board of Directors previously declared a pro-rata dividend payable in lieu of the Third Quarter Dividend in the event the Merger is completed before the close of business on September 10, 2015. The pro-rata dividend is payable 20 days after the Merger is completed to holders of common stock of record as of the day immediately prior to the day the Merger is completed, at a rate of $0.002967 per share per day beginning June 11, 2015 and ending the day before the Merger is completed.

(16) VARIABLE INTEREST ENTITIES

PHI is required to consolidate a variable interest entity (VIE) in accordance with FASB ASC 810 if PHI or a subsidiary is the primary beneficiary of the VIE. The primary beneficiary of a VIE is typically the entity with both the power to direct activities most significantly impacting economic performance of the VIE and the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. PHI performs a qualitative analysis to determine whether a variable interest provides a controlling financial interest in any of the VIEs in which PHI or its subsidiaries have an interest. Set forth below are the relationships with respect to which PHI conducted a VIE analysis as of June 30, 2015.

DPL Renewable Energy Transactions

DPL is subject to Renewable Energy Portfolio Standards (RPS) in the state of Delaware that require it to obtain renewable energy credits (RECs) for energy delivered to its customers. DPL’s costs associated with obtaining RECs to fulfill its RPS obligations are recoverable from its customers by law. As of June 30, 2015, DPL is a party to three land-based wind power purchase agreements (PPAs) in the aggregate amount of 128 MWs, one solar PPA with a 10 MW facility, and a PPA with the Delaware Sustainable Energy Utility (DSEU) to purchase solar renewable energy credits (SRECs). Each of the facilities associated with these PPAs is operational, except for the facilities associated with the PPA with the DSEU, which are expected to be operational within one year. DPL is obligated to purchase energy and RECs in amounts generated and delivered by the wind facilities and SRECs from the solar facility and the DSEU, up to certain amounts (as set forth below) at rates that are primarily fixed under the respective agreements. PHI and DPL have concluded that while VIEs exist under these contracts, consolidation is not required under FASB ASC 810 as DPL is not the primary beneficiary. DPL has not provided financial or other support under these arrangements that it was not previously contractually required to provide during the periods presented, and DPL does not have any intention to provide such additional support.

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

Wind PPAs

DPL is obligated to purchase energy and RECs from one of the wind facilities through 2024 in amounts not to exceed 50 MWs, from a second wind facility through 2031 in amounts not to exceed 40 MWs, and from a third wind facility through 2031 in amounts not to exceed 38 MWs. DPL’s aggregate purchases under the three wind PPAs totaled $7 million for each of the three months ended June 30, 2015 and 2014. DPL’s aggregate purchases under the three wind PPAs totaled $16 million and $17 million for the six months ended June 30, 2015 and 2014, respectively.

Solar PPAs

The term of the PPA with the solar facility is through 2030 and DPL is obligated to purchase SRECs in an amount up to 70 percent of the energy output at a fixed price. The DSEU may enter into 20-year contracts with solar facilities to purchase SRECs for resale to DPL. Under the PPA with the DSEU, at June 30, 2015 and 2014, DPL was obligated to purchase in amounts not to exceed 28 MWs and 19 MWs, respectively, at annually determined auction rates. DPL’s purchases under these solar agreements were $1 million for each of the three months ended June 30, 2015 and 2014. DPL’s purchases under these solar agreements were $2 million for each of the six months ended June 30, 2015 and 2014.

Fuel Cell Facilities

On October 18, 2011, the DPSC approved a tariff submitted by DPL in accordance with the requirements of the RPS specific to fuel cell facilities totaling 30 MWs to be constructed by a qualified fuel cell provider. The tariff and the RPS establish that DPL acts solely as an agent to collect payments in advance from its distribution customers and remit them to the qualified fuel cell provider for each MW hour of energy produced by the fuel cell facilities through 2033. The RPS provides for a reduction in DPL’s REC requirements based upon the actual energy output of the facilities. PHI and DPL have concluded that while a VIE exists as a result of this relationship, consolidation is not required under FASB ASC 810 as DPL is not the primary beneficiary. For the three months ended June 30, 2015 and 2014, 57,242 and 55,934 megawatt hours, respectively, were produced from fuel cell facilities placed in service under the tariff. For the six months ended June 30, 2015 and 2014, 113,640 and 109,543 megawatt hours, respectively, were produced from fuel cell facilities placed in service under the tariff. DPL billed $9 million to distribution customers with respect to energy produced by these facilities for each of the three months ended June 30, 2015 and 2014. DPL billed $19 million and $18 million to distribution customers with respect to energy produced by these facilities for the six months ended June 30, 2015 and 2014, respectively.

ACE Power Purchase Agreements

ACE is a party to three PPAs with unaffiliated NUGs totaling 459 MWs. One of the agreements ends in 2016 and the other two end in 2024. PHI and ACE have no equity or debt invested in these entities. In performing its VIE analysis, PHI has been unable to obtain sufficient information to determine whether these three entities were variable interest entities or if ACE was the primary beneficiary. As a result, PHI has applied the scope exemption from the consolidation guidance.

PEPCO HOLDINGS

Because ACE has no equity or debt invested in the NUGs, the maximum exposure to loss relates primarily to any above-market costs incurred for power. Due to unpredictability in the pricing for purchased energy under the PPAs, PHI and ACE are unable to quantify the maximum exposure to loss. The power purchase costs are recoverable from ACE’s customers through regulated rates. Purchase activities with the NUGs, including excess power purchases not covered by the PPAs, for the three months ended June 30, 2015 and 2014, were approximately $47 million and $54 million, respectively, of which approximately $45 million and $49 million, respectively, consisted of power purchases under the PPAs. Purchase activities with the NUGs, including excess power purchases not covered by the PPAs, for the six months ended June 30, 2015 and 2014, were approximately $109 million and $126 million, respectively, of which approximately $101 million and $108 million, respectively, consisted of power purchases under the PPAs.

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

(17) ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Pepco Holdings’ AOCL are as follows. For additional information, see the consolidated statements of comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions of dollars)
Balance at beginning of the period	$(45)	$(33)	$(46)	$(34)

Treasury Lock
Balance at beginning of the period	(9)	(9)	(9)	(9)
Amount of pre-tax loss reclassified to Interest expense	—	—	—	—
Income tax benefit	—	—	—	—

Balance as of June 30	(9)	(9)	(9)	(9)

Pension and Other Postretirement Benefits
Balance at beginning of the period	(36)	(24)	(37)	(25)
Amount of amortization of net prior service cost and actuarial loss reclassified to Other operation and maintenance expense	3	(3)	5	(2)
Income tax expense (benefit)	—	(1)	1	(1)

Balance as of June 30	(33)	(26)	(33)	(26)

Balance as of June 30	$(42)	$(35)	$(42)	$(35)

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions of dollars)

Operating Revenue	$518	$508	$1,074	$1,043

Operating Expenses

Purchased energy	172	177	393	407
Other operation and maintenance	103	91	216	184
Depreciation and amortization	68	56	133	112
Other taxes	92	90	186	180

Total Operating Expenses	435	414	928	883

Operating Income	83	94	146	160

Other Income (Expenses)
Interest expense	(31)	(30)	(61)	(57)
Other income	8	10	13	19

Total Other Expenses	(23)	(20)	(48)	(38)

Income Before Income Tax Expense	60	74	98	122
Income Tax Expense	18	28	30	44

Net Income	$42	$46	$68	$78

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
	(millions of dollars)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22	$6
Restricted cash equivalents	2	5
Accounts receivable, less allowance for uncollectible accounts of $15 million and $16 million, respectively	412	315
Inventories	66	62
Deferred income tax assets, net	5	14
Income taxes and related accrued interest receivable	94	94
Prepaid expenses and other	9	21

Total Current Assets	610	517

OTHER ASSETS
Regulatory assets	677	697
Prepaid pension expense	304	316
Investment in trust	34	34
Income taxes and related accrued interest receivable	30	30
Other	75	71

Total Other Assets	1,120	1,148

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	7,848	7,764
Accumulated depreciation	(2,746)	(2,816)

Net Property, Plant and Equipment	5,102	4,948

TOTAL ASSETS	$6,832	$6,613

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
	(millions of dollars, except shares)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term debt	$—	$104
Current portion of long-term debt and project funding	—	12
Accounts payable	93	94
Accrued liabilities	100	91
Accounts payable due to associated companies	32	30
Capital lease obligations due within one year	11	10
Taxes accrued	31	32
Interest accrued	22	19
Customer deposits	43	44
Other	71	102

Total Current Liabilities	403	538

DEFERRED CREDITS
Regulatory liabilities	105	104
Deferred income tax liabilities, net	1,590	1,584
Investment tax credits	2	2
Other postretirement benefit obligations	53	57
Other	66	67

Total Deferred Credits	1,816	1,814

OTHER LONG-TERM LIABILITIES
Long-term debt	2,332	2,124
Capital lease obligations	45	50

Total Other Long-Term Liabilities	2,377	2,174

COMMITMENTS AND CONTINGENCIES (NOTE 11)

EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 100 shares outstanding	—	—
Premium on stock and other capital contributions	1,122	1,010
Retained earnings	1,114	1,077

Total Equity	2,236	2,087

TOTAL LIABILITIES AND EQUITY	$6,832	$6,613

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$68	$78
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	133	112
Gains on sales of land	—	(8)
Deferred income taxes	30	68
Changes in:
Accounts receivable	(97)	—
Inventories	(4)	—
Prepaid expenses	12	10
Regulatory assets and liabilities, net	(43)	(61)
Accounts payable and accrued liabilities	(8)	(28)
Prepaid pension expense, excluding contributions	12	8
Income tax-related prepayments, receivables and payables	(1)	(29)
Interest accrued	2	2
Other assets and liabilities	1	(3)

Net Cash From Operating Activities	105	149

INVESTING ACTIVITIES
Investment in property, plant and equipment	(254)	(241)
Department of Energy capital reimbursement awards received	—	3
Proceeds from sales of land	—	8
Changes in restricted cash equivalents	3	(4)
Net other investing activities	3	1

Net Cash Used By Investing Activities	(248)	(233)

FINANCING ACTIVITIES
Dividends paid to Parent	(31)	(46)
Capital contribution from Parent	112	80
Issuances of long-term debt	208	404
Reacquisitions of long-term debt	(12)	(175)
Repayments of short-term debt, net	(104)	(151)
Cost of issuances	(4)	(7)
Net other financing activities	(10)	(3)

Net Cash From Financing Activities	159	102

Net Increase in Cash and Cash Equivalents	16	18
Cash and Cash Equivalents at Beginning of Period	6	9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22	$27

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for income taxes (includes payments from PHI for federal income taxes)	$—	$(2)

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium	Retained
(millions of dollars, except shares)	Shares	Par Value	on Stock	Earnings	Total
BALANCE, DECEMBER 31, 2014	100	$—	$1,010	$1,077	$2,087

Net Income	—	—	—	26	26
Capital contribution from Parent	—	—	112	—	112

BALANCE, MARCH 31, 2015	100	—	1,122	1,103	2,225

Net Income	—	—	—	42	42
Dividends on common stock	—	—	—	(31)	(31)

BALANCE, JUNE 30, 2015	100	$—	$1,122	$1,114	$2,236

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

In connection with entering into the Merger Agreement, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014, January 26, 2015, April 27, 2015 and July 24, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for a purchase price of $18 million. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

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

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. On December 22, 2014, the applicable waiting period under the HSR Act expired, and the HSR Act no longer precludes completion of the Merger. Although the Department of Justice (DOJ) allowed the waiting period under the HSR Act to expire without taking any action with respect to the Merger, the DOJ has not advised PHI that it has concluded its investigation. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015, and the DPSC approved the Merger on May 19, 2015.

On March 10, 2015, Exelon, PHI, Pepco and Delmarva Power & Light Company (DPL), and certain of their respective affiliates (Joint Applicants), filed with the MPSC a settlement agreement entered into with The Alliance for Solar Choice, which is one of the stakeholder groups participating in the MPSC approval proceeding. On March 16, 2015, the Joint Applicants filed with the MPSC a settlement agreement entered into with Montgomery and Prince George’s Counties in Maryland, and a number of other parties, including the National Housing Trust, the National Consumer Law Center, other organizations representing low and moderate income interests and a consortium of nine recreational trail advocacy organizations. The MPSC staff, the State of Maryland and the Maryland Energy Administration, and the Office of People’s Counsel have each filed briefs in opposition to the settlement agreements. On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, Pepco Holdings and Exelon announced that they had committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC. Multiple parties have filed petitions for judicial review of the MPSC order by the Circuit Court of Queen Anne’s County, Maryland, seeking to appeal the MPSC order. Pepco Holdings intends to vigorously contest any appeal of the MPSC order.

On July 21, 2015, the Maryland Office of People’s Counsel filed a motion in the Circuit Court for Queen Anne’s County, Maryland, requesting a stay of the MPSC order and to conduct additional discovery and present additional evidence (the Motion) in light of an alleged conflict of interest on the part of a former MPSC Commissioner. PHI believes the Motion is without merit and intends to vigorously oppose it and any other attempts to impede the effectiveness of the MPSC order or delay the closing of the Merger.

The Merger remains subject to approval by the DCPSC. PHI continues to expect to complete the Merger in the third quarter of 2015.

The Merger Agreement may be terminated by each of PHI and Exelon under certain circumstances, including if the Merger is not consummated by July 29, 2015 (subject to extension by PHI or Exelon to October 29, 2015, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for each of PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals with the respect to the Merger or the breach by Exelon of its obligations in respect of obtaining such regulatory approvals (a Regulatory Termination), PHI will be able to redeem any issued and outstanding Preferred Stock at par value, and in that case, Exelon will be required to pay all documented out-of-pocket expenses incurred by PHI in connection with the Merger Agreement or the transactions contemplated thereby, up to $40 million. If the Merger Agreement is terminated, other than for a Regulatory Termination, PHI will be required to redeem the Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

PEPCO

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

Pepco’s unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in Pepco’s annual report on Form 10-K for the year ended December 31, 2014. In the opinion of Pepco’s management, the unaudited financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly Pepco’s financial condition as of June 30, 2015, in accordance with GAAP. The year-end December 31, 2014 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three and six months ended June 30, 2015 may not be indicative of results that will be realized for the full year ending December 31, 2015.

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

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in Pepco’s gross revenues were $76 million and $74 million for the three months ended June 30, 2015 and 2014, respectively, and $155 million and $152 million for the six months ended June 30, 2015 and 2014, respectively.

(3) NEWLY ADOPTED ACCOUNTING STANDARDS

Business Combinations (Accounting Standards Codification (ASC) 805)

In November 2014, the Financial Accounting Standards Board (FASB) issued new recognition and disclosure requirements related to pushdown accounting. The new recognition requirements grant an acquired entity (or its subsidiaries) the option to elect whether and when a new accounting and reporting basis (pushdown accounting) will be applied when an acquirer obtains control of the acquired entity. This election may be made by the acquired entity (or its subsidiaries) for future change-in-control events or for its most recent change-in-control event, and the acquired entity will be required to determine whether pushdown accounting will be applied in the reporting period in which the change-in-control event occurs or in a subsequent reporting period.

PEPCO

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

The new requirements will be effective for Pepco beginning January 1, 2018, and may be implemented either retrospectively for all periods presented, or as a cumulative-effect adjustment as of January 1, 2018. Early adoption is permitted, but not before January 1, 2017. Pepco is currently evaluating the potential impact of this new guidance on its financial statements and which implementation approach to select.

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

PEPCO

Maryland

Pepco Electric Distribution Base Rates

2011 Base Rate Proceeding

In December 2011, Pepco submitted an application with the MPSC to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $68.4 million (subsequently adjusted by Pepco to approximately $66.2 million), based on a requested return on equity (ROE) of 10.75%. In July 2012, the MPSC issued an order approving an annual rate increase of approximately $18.1 million, based on an ROE of 9.31%. Among other things, the order also authorized Pepco to recover the actual cost of advanced metering infrastructure (AMI) meters installed during the 2011 test year, stating that cost recovery for AMI deployment will be allowed in future rate cases in which Pepco demonstrates that the system is cost effective. The new rates became effective on July 20, 2012. The Maryland Office of People’s Counsel has sought rehearing on the portion of the order allowing Pepco to recover the costs of AMI meters installed during the test year; that motion remains pending.

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

In July 2013, Pepco filed a notice of appeal of the July 2013 order in the Circuit Court for Baltimore City. Other parties also filed notices of appeal, which were consolidated with Pepco’s appeal. In its appeal, Pepco asserted that the MPSC erred in failing to grant Pepco an adequate ROE, denying a number of other cost recovery mechanisms and limiting Pepco’s test year data to no more than four months of forecasted data in future rate cases. The other parties primarily asserted that the MPSC erred or acted arbitrarily and capriciously in allowing the recovery of certain costs by Pepco, in approving the Grid Resiliency Charge, and in refusing to reduce Pepco’s rate base by known and measurable accumulated depreciation. In November 2014, the Circuit Court issued an order reversing the MPSC’s decision on Pepco’s ROE and directing the MPSC to make more specific findings regarding the impact of improved service reliability and the BSA in calculating Pepco’s ROE. On all other issues appealed, the Circuit Court affirmed the MPSC’s July 2013 order. Other parties to this proceeding have filed notices of appeal of the Circuit Court’s decision to the Court of Special Appeals, where the case remains pending. Pepco has elected not to appeal the decision of the Circuit Court.

PEPCO

2013 Base Rate Proceeding – Phase I

In December 2013, Pepco submitted an application with the MPSC to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $43.3 million (adjusted by Pepco to approximately $37.4 million on April 15, 2014), based on a requested ROE of 10.25%. The requested rate increase sought to recover expenses associated with Pepco’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. In July 2014, the MPSC issued an order approving an annual rate increase of approximately $8.75 million, based on an ROE of 9.62%. The new rates became effective on July 4, 2014. In July 2014, Pepco filed a petition for rehearing seeking reconsideration of the recovery of certain expenses, which the MPSC denied by its order issued in November 2014 (described below). In December 2014, Pepco filed a petition for judicial review of this MPSC order with the Circuit Court for Baltimore City. A hearing was held on May 26, 2015 in this matter, but no decision has been issued.

2012 and 2013 Base Rate Proceedings – Phase II

In August 2014, the MPSC issued an order establishing a Phase II proceeding in the 2012 base rate case described above (the 2012 Phase II proceeding) to address the tax implications of Pepco’s net operating loss carryforward (NOLC), which had impacted certain of Pepco’s rate adjustments in the 2012 base rate proceeding. Pepco filed a motion to dismiss the 2012 Phase II proceeding, asserting that the MPSC no longer has jurisdiction over the 2012 base rate case due to appeals having been filed by numerous parties. In September 2014, the MPSC issued an order staying the 2012 Phase II proceeding until further notice. In a similar Phase II proceeding in the 2013 base rate case described above, the MPSC issued an order in November 2014 upholding Pepco’s treatment of the NOLC. Although Pepco believes the November 2014 MPSC order should be dispositive of the issues raised in the 2012 Phase II proceeding, the 2012 Phase II proceeding is expected to remain open until all appeals of the 2012 base rate proceeding are resolved, whereupon the MPSC will have authority to act on Phase II.

FERC Transmission ROE Challenges

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Municipal Electric Corporation, Inc. (DEMEC), filed a joint complaint at FERC against Pepco, and its affiliates DPL and Atlantic City Electric Company (ACE), as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and the application of the formula rate process associated with the transmission service that the utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. Pepco believes the allegations in this complaint are without merit and is vigorously contesting this complaint. In August 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directed that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) set February 27, 2013 as the refund effective date, should a refund result from this proceeding. After settlement discussions among the parties in this matter reached an impasse, in November 2014, the settlement judge issued an order terminating the settlement discussions. The matter was sent to a hearing judge and a procedural schedule was established for the February 2013 complaint and a second complaint filed by the same parties in December 2014 (discussed below).

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

PEPCO

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

On December 8, 2014, the same parties filed a second complaint against Pepco, DPL, ACE, as well as BGE, regarding the base transmission ROE, seeking a reduction from 10.8% to 8.8%. The filing of the second complaint creates a second refund window. By order issued on February 9, 2015, FERC established a hearing on the second complaint and established a refund effective date of December 8, 2014. Consistent with the prior challenge, Pepco applied an estimated ROE based on the two-step methodology described above, and in the fourth quarter of 2014 and in the first and second quarters of 2015 established reserves for the estimated refund based on the refund effective date of December 8, 2014. On February 20, 2015, the chief judge issued an order consolidating the two complaint proceedings and established an initial decision issuance deadline of February 29, 2016. On March 2, 2015, the presiding administrative law judge issued an order establishing a procedural schedule for the consolidated proceedings that provides for the hearing to commence on October 20, 2015. During the second quarter of 2015, Pepco increased its reserve for the relevant refund periods to reflect its assessment of market conditions, developments in other cases before FERC, litigation risk and other factors that may affect the likely outcome of these consolidated proceedings.

To the extent that the final ROE established in these consolidated proceedings is lower than the ROE used to record the estimated reserves with respect to the February 2013 and the December 2014 complaints, each ten basis point reduction in the ROE would result in an increase in required reserves and a reduction of Pepco’s operating income of $1 million.

MPSC New Generation Contract Requirement

In April 2012, the MPSC issued an order that requires Maryland electric distribution companies (EDCs) Pepco, DPL and BGE (collectively, the Contract EDCs) to negotiate and enter into a contract with the winning bidder of a competitive bidding process to build one new power plant in the range of 650 to 700 megawatts (MWs) beginning in 2015, in amounts proportional to their relative standard offer service (SOS) loads. Under the terms of the order, the winning bidder was to construct a 661 MW natural gas-fired combined cycle generation plant in Waldorf, Maryland, with an originally expected commercial operation date of June 1, 2015 (which is now deferred pending the outcome of the proceedings discussed below), and each of the Contract EDCs will recover its costs associated with the contract through surcharges on its respective SOS customers.

In response to a complaint filed by a group of generating companies in the PJM Interconnection, LLC region, in September 2013, the U.S. District Court for the District of Maryland (the Federal District Court) issued a ruling that the MPSC’s April 2012 order violated the Supremacy Clause of the U.S. Constitution by attempting to regulate wholesale prices. In contrast, in October 2013, in response to appeals filed by the Contract EDCs and other parties, the Maryland Circuit Court for Baltimore City (the Maryland Circuit Court) upheld the MPSC’s orders requiring the Contract EDCs to enter into the contracts.

In October 2013, the Federal District Court issued an order ruling that the contracts are illegal and unenforceable. The Federal District Court order could impact the Maryland Circuit Court appeal, to which the Contract EDCs are parties, although such impact, if any, cannot be determined at this time. The Contract EDCs, the Maryland Office of People’s Counsel and one generating company have appealed the Maryland Circuit Court’s decision to the Maryland Court of Special Appeals. In addition, in November 2013 both the winning bidder and the MPSC appealed the Federal District Court decision to the U.S. Court of Appeals for the Fourth Circuit, which affirmed the lower Federal court ruling. In November 2014, the winning bidder and the MPSC each petitioned the U.S. Supreme Court to consider hearing an appeal of the Fourth Circuit decision. The petitions remain pending.

PEPCO

Assuming the contracts, as currently written, become effective following the satisfaction of all relevant conditions, including the completion of the proceedings discussed above, Pepco continues to believe that it may be required to record its proportional share of the contracts as derivative instruments at fair value and record related regulatory assets of approximately the same amount because it would recover any payments under the contracts from SOS customers. Pepco has concluded that any accounting for these contracts would not be required until all legal proceedings related to these contracts and the actions of the MPSC in the related proceeding have been resolved.

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

In June 2014, Pepco and DDOT filed a Triennial Plan related to the construction of selected underground feeders in the District of Columbia and recovery of Pepco’s investment through a volumetric surcharge (the Triennial Plan), all in accordance with the Improvement Financing Act. In August 2014, Pepco filed an application for the issuance of a financing order to provide for the issuance of the District’s bonds and a volumetric surcharge for the District of Columbia to recover the costs associated with the bond issuance (the DDOT surcharge).

In November 2014, the DCPSC issued an order approving the Triennial Plan, including Pepco’s volumetric surcharge, and issued the financing order including approval of the DDOT surcharge. Together these orders permit (i) Pepco and DDOT to commence proposed construction under the Triennial Plan; (ii) the District of Columbia to issue the necessary bonds to fund the District of Columbia’s portion of the DC PLUG initiative; and (iii) the establishment of the customer surcharges contemplated by the Improvement Financing Act. In December 2014, a party to the proceeding sought reconsideration from the DCPSC of both decisions. Final decisions denying both requests for reconsideration were issued by the DCPSC on January 22, 2015 and February 2, 2015, respectively.

In December 2014, an entity filed a petition for review with the District of Columbia Court of Appeals disputing the DCPSC’s denial of its motion to intervene. In June 2015, the District of Columbia Court of Appeals heard the case and affirmed the DCPSC’s decision. In March 2015, a party filed with the District of Columbia Court of Appeals a petition for review of the orders approving the Triennial Plan and issuing the financing order. The District of Columbia Court of Appeals is scheduled to hear the case in October 2015. Separately, in June 2015, an agency of the federal government served by Pepco asserted that the DDOT surcharge constitutes a tax on end users from which the federal government is immune. This assertion is currently under review.

PEPCO

Merger Approval Proceedings

District of Columbia

On June 18, 2014, Exelon, PHI and Pepco, and certain of their respective affiliates, filed an application with the DCPSC seeking approval of the Merger. To approve the Merger, the DCPSC must find that the Merger is in the public interest. In an order issued August 22, 2014, the DCPSC stated that to make the determination of whether the transaction is in the public interest, it will analyze the transaction in the context of seven factors to determine whether the transaction balances the interests of shareholders and investors with ratepayers and the community, whether the benefits to shareholders do or do not come at the expense of the ratepayers, and whether the transaction produces a direct and tangible benefit to ratepayers. The seven factors identified by the DCPSC are the effects of the transaction on: (i) ratepayers, shareholders, the financial health of the utility standing alone and as merged, and the local economy; (ii) utility management and administrative operations; (iii) the public safety and the safety and reliability of services; (iv) risks associated with all of the affiliated non-jurisdictional business operations, including nuclear operations, of the applicants; (v) the DCPSC’s ability to regulate the utility effectively following the Merger; (vi) competition in the local retail and wholesale markets that impacts the District and District ratepayers; and (vii) conservation of natural resources and preservation of environmental quality. District of Columbia law does not impose any time limit on the DCPSC’s review of the Merger. The DCPSC held evidentiary hearings in March and April of 2015, the record was closed on May 27, 2015 and a decision of the DCPSC remains pending.

Maryland

On August 19, 2014, the Joint Applicants, filed an application with the MPSC seeking approval of the Merger. Maryland law requires the MPSC to approve a merger subject to its review if it finds that the merger is consistent with the public interest, convenience and necessity, including its benefits to and impact on consumers. Evidentiary hearings were held beginning on January 26, 2015. On March 10, 2015, the Joint Applicants filed with the MPSC a settlement agreement entered into with The Alliance for Solar Choice, which is one of the stakeholder groups participating in the MPSC approval proceeding. On March 16, 2015, the Joint Applicants filed with the MPSC a settlement agreement entered into with Montgomery and Prince George’s Counties in Maryland, and a number of other parties, including the National Housing Trust, the National Consumer Law Center, other organizations representing low and moderate income interests and a consortium of nine recreational trail advocacy organizations. On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, Pepco Holdings and Exelon announced that they had completed their review of the MPSC’s order approving the Merger and have committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC.

Multiple parties have filed petitions for judicial review of the MPSC order by the Circuit Court of Queen Anne’s County, Maryland, seeking to appeal the MPSC order. Pepco Holdings intends to vigorously contest any appeal of the MPSC order.

On July 21, 2015, the Maryland Office of People’s Counsel filed a motion in the Circuit Court for Queen Anne’s County, Maryland, requesting a stay of the MPSC order and to conduct additional discovery and present additional evidence (the Motion) in light of an alleged conflict of interest on the part of a former MPSC Commissioner. PHI believes the Motion is without merit and intends to vigorously oppose it and any other attempts to impede the effectiveness of the MPSC order or delay the closing of the Merger.

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

PEPCO

Federal Energy Regulatory Commission

On May 30, 2014, Exelon, PHI, Pepco, DPL and ACE, and certain of their respective affiliates, submitted to FERC a Joint Application for Authorization of Disposition of Jurisdictional Assets and Merger under Section 203 of the Federal Power Act (FPA). Under that section, FERC shall approve a merger if it finds that the proposed transaction will be consistent with the public interest. On November 20, 2014, FERC issued an order approving the Merger.

(7) PENSION AND OTHER POSTRETIREMENT BENEFITS

Pepco accounts for its participation in PHI’s single-employer plans, PHI’s noncontributory retirement plan (the PHI Retirement Plan) and its other postretirement benefits plan, the Pepco Holdings, Inc. Welfare Plan for Retirees (the OPEB Plan), as participation in multiemployer plans. PHI’s pension and other postretirement net periodic benefit cost for the three months ended June 30, 2015 and 2014, before intercompany allocations from the PHI Service Company, were $24 million and $10 million, respectively. Pepco’s allocated share was $7 million and $4 million, respectively, for the three months ended June 30, 2015 and 2014. PHI’s pension and other postretirement net periodic benefit cost for the six months ended June 30, 2015 and 2014, before intercompany allocations from the PHI Service Company, were $48 million and $28 million, respectively. Pepco’s allocated share was $15 million and $11 million, respectively, for the six months ended June 30, 2015 and 2014.

In the first and second quarters of 2015 and 2014, Pepco made no discretionary tax-deductible contributions to the PHI Retirement Plan.

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

The aggregate borrowing limit under the amended and restated credit facility is $1.5 billion, all or any portion of which may be used to obtain loans and up to $500 million of which may be used to obtain letters of credit. The facility also includes a swingline loan sub-facility, pursuant to which each company may make same day borrowings in an aggregate amount not to exceed 10% of the total amount of the facility. Any swingline loan must be repaid by the borrower within fourteen days of receipt. The credit sublimit is $750 million, $200 million, $250 million and $300 million for PHI, Pepco, DPL and ACE, respectively. The sublimits may be increased or decreased by the individual borrower during the term of the facility, except that (i) the sum of all of the borrower sublimits following any such increase or decrease must equal the total amount of the facility and (ii) the aggregate amount of credit used at any given time by (a) PHI may not exceed $1.25 billion and (b) each of Pepco, DPL or ACE may not exceed the lesser of $500 million and the maximum amount of short-term debt the company is permitted to have outstanding by its regulatory authorities. The total number of the sublimit reallocations may not exceed eight per year during the term of the facility.

The interest rate payable by each company on utilized funds is, at the borrowing company’s election, (i) the greater of the prevailing prime rate, the federal funds effective rate plus 0.5% and the one month London Interbank Offered Rate plus 1.0%, or (ii) the prevailing Eurodollar rate, plus a margin that varies according to the credit rating of the borrower.

PEPCO

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of June 30, 2015.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of June 30, 2015 and December 31, 2014, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $521 million and $413 million, respectively. Pepco’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by DPL and ACE and the portion of the total capacity being used by PHI.

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

Commercial Paper

Pepco maintains an on-going commercial paper program to address its short-term liquidity needs. As of June 30, 2015, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

Pepco had no commercial paper outstanding at June 30, 2015. The weighted average interest rate for commercial paper issued by Pepco during the six months ended June 30, 2015 was 0.43% and the weighted average maturity of all commercial paper issued by Pepco during the six months ended June 30, 2015 was five days.

PEPCO

Other Financing Activities

Sale of Receivables

During 2014, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project pursuant to a Task Order entered into under a General Services Administration area-wide agreement. The purchase price received by Pepco was $12 million. The energy savings project, which is being performed by Pepco Energy Services, was completed in 2014. Pursuant to the purchase agreement, following acceptance of the energy savings project by the buyer, the buyer is entitled to receive the contract payments under the Task Order payable by the buyer over approximately 9 years. The energy savings project was accepted during the first quarter of 2015 and the amount was removed from the Current portion of long-term debt and project funding.

(9) INCOME TAXES

A reconciliation of Pepco’s effective income tax rates is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	(millions of dollars)
Income tax at Federal statutory rate	$21	35.0%	$26	35.0%	$34	35.0%	$43	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	3	5.0%	4	5.4%	5	5.1%	7	5.7%
Asset removal costs	(5)	(8.3)%	(2)	(2.7)%	(8)	(8.2)%	(5)	(4.1)%
Change in estimates and interest related to uncertain and effectively settled tax positions	—	—	—	—	—	—	(1)	(0.8)%
Other, net	(1)	(1.7)%	—	0.1%	(1)	(1.3)%	—	0.3%

Income tax expense	$18	30.0%	$28	37.8%	$30	30.6%	$44	36.1%

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

PEPCO

The following tables set forth, by level within the fair value hierarchy, Pepco’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Pepco’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at June 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Cash equivalents and restricted cash equivalents
Treasury funds	$16	$16	$—	$—
Executive deferred compensation plan assets
Money market funds and short-term investments	33	13	20	—
Life insurance contracts	43	—	23	20

Total	$92	$29	$43	$20

LIABILITIES

Executive deferred compensation plan liabilities
Life insurance contracts	$6	$—	$6	$—

Total	$6	$—	$6	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the six months ended June 30, 2015.

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Restricted cash equivalents
Treasury fund	$5	$5	$—	$—
Executive deferred compensation plan assets
Money market funds and short-term investments	34	13	21	—
Life insurance contracts	41	—	23	18

Total	$80	$18	$44	$18

LIABILITIES

Executive deferred compensation plan liabilities
Life insurance contracts	$7	$—	$7	$—

Total	$7	$—	$7	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2014.

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

Executive deferred compensation plan assets and liabilities categorized as level 2 consist of life insurance policies and certain employment agreement obligations. The life insurance policies are categorized as level 2 assets because they are valued based on the assets underlying the policies, which consist of short-term cash equivalents and fixed income securities that are priced using observable market data and can be liquidated for the value of the underlying assets as of June 30, 2015. The level 2 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance sub-accounts. The sub-accounts are designed to mirror existing mutual funds and money market funds that are observable and actively traded.

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

PEPCO

Reconciliations of the beginning and ending balances of Pepco’s fair value measurements using significant unobservable inputs (level 3) for the six months ended June 30, 2015 and 2014 are shown below:

	Life Insurance Contracts
	Six Months Ended June 30,
	2015	2014
	(millions of dollars)
Beginning balance as of January 1	$18	$18
Total gains (losses) (realized and unrealized):
Included in income	3	2
Included in accumulated other comprehensive loss	—	—
Purchases	—	—
Issuances	(1)	(1)
Settlements	—	—
Transfers in (out) of level 3	—	—

Ending balance as of June 30	$20	$19

The breakdown of realized and unrealized gains on level 3 instruments included in income as a component of Other income or Other operation and maintenance expense for the periods below were as follows:

	Six Months Ended June 30,
	2015	2014
	(millions of dollars)
Total gains included in income for the period	$3	$2

Change in unrealized gains relating to assets still held at reporting date	$2	$2

Other Financial Instruments

The estimated fair values of Pepco’s Long-term debt instruments that are measured at amortized cost in Pepco’s financial statements and the associated levels of the estimates within the fair value hierarchy as of June 30, 2015 and December 31, 2014 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Pepco’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

	Fair Value Measurements at June 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$2,666	$—	$2,666	$—

(a)	The carrying amount for Long-term debt was $2,332 million as of June 30, 2015.

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$2,624	$—	$2,624	$—
Project funding	12	—	—	12

Total	$2,636	$—	$2,624	$12

(a)	The carrying amount for Long-term debt was $2,124 million as of December 31, 2014.

The carrying amounts of all other financial instruments in the accompanying financial statements approximate fair value.

(11) COMMITMENTS AND CONTINGENCIES

General Litigation

From time to time, Pepco is named as a defendant in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. Pepco is self-insured against such claims up to a certain self-insured retention amount and maintains insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, Pepco’s contracts with its vendors generally require the vendors to name Pepco as an additional insured for the amount at least equal to Pepco’s self-insured retention. Further, Pepco’s contracts with its vendors require the vendors to indemnify Pepco for various acts and activities that may give rise to claims against Pepco. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on Pepco’s financial condition, results of operations or cash flows. At June 30, 2015, Pepco had recorded estimated loss contingency liabilities for general litigation totaling approximately $4 million.

PEPCO

Environmental Matters

Pepco is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of Pepco, environmental clean-up costs incurred by Pepco generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of Pepco described below at June 30, 2015 are summarized as follows:

	Transmission and Distribution	Legacy Generation - Regulated	Total
	(millions of dollars)
Beginning balance as of January 1	$16	$3	$19
Accruals	—	—	—
Payments	1	—	1

Ending balance as of June 30	15	3	18
Less amounts in Other Current Liabilities	2	—	2

Amounts in Other Deferred Credits	$13	$3	$16

Peck Iron and Metal Site

The U.S. Environmental Protection Agency (EPA) informed Pepco in a May 2009 letter that Pepco may be a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) with respect to the cleanup of the Peck Iron and Metal site in Portsmouth, Virginia, and for costs EPA has incurred in cleaning up the site. The EPA letter states that Peck Iron and Metal purchased, processed, stored and shipped metal scrap from military bases, governmental agencies and businesses and that the Peck Iron and Metal scrap operations resulted in the improper storage and disposal of hazardous substances. EPA bases its allegation that Pepco arranged for disposal or treatment of hazardous substances sent to the site on information provided by former Peck Iron and Metal personnel, who informed EPA that Pepco was a customer at the site. Pepco has advised EPA by letter that its records show no evidence of any sale of scrap metal by Pepco to the site. Even if EPA has such records and such sales did occur, Pepco believes that any such scrap metal sales may be entitled to the recyclable material exemption from CERCLA liability. In September 2011, EPA initiated a remedial investigation/feasibility study (RI/FS) for the site using federal funds and EPA’s website indicates that the agency expects to resume onsite investigation activity at the Peck Iron and Metal site in summer 2015. Pepco cannot at this time estimate an amount or range of reasonably possible loss associated with this RI/FS, any remediation activities to be performed at the site or any other costs that EPA might seek to impose on Pepco.

Ward Transformer Site

In April 2009, a group of PRPs with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including Pepco, based on their alleged sale of transformers to Ward Transformer, with respect to past and future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The litigation is moving forward with certain “test case” defendants (not including Pepco) filing summary judgment motions regarding liability. The case has been stayed as to the remaining defendants pending rulings upon the test cases. In a January 31, 2013 order, the Federal district court granted summary judgment for the test case defendant whom plaintiffs alleged was liable based on its sale of transformers to Ward Transformer. The Federal district court’s order addresses only the liability of the test case defendant. Plaintiffs appealed the district court’s order to the U.S. Court of Appeals for the Fourth Circuit. On March 20, 2015, the Fourth Circuit affirmed the district court’s summary judgment decision for

PEPCO

the sales test case defendant and on April 17, 2015, the Fourth Circuit denied the plaintiffs’ petition for rehearing en banc. In a June 2015 joint status report of the parties delivered to the Federal district court, Pepco was identified as a “sales-only” defendant with whom the plaintiffs have offered to enter into a tolling agreement providing for a dismissal without prejudice, subject to the condition that the summary judgment decision in favor of the test case defendant is not modified or reversed as a result of further appellate review. At this stage, Pepco is dismissed unless the United States Supreme Court was to agree to review the Fourth Circuit opinion and, upon review, modify it in a material way. In view of these recent developments, Pepco has concluded that a loss is no longer reasonably possible with respect to this matter.

Benning Road Site

Contamination of Lower Anacostia River

In September 2010, PHI received a letter from EPA identifying the Benning Road location, consisting of a generation facility formerly operated by Pepco Energy Services, and a transmission and distribution service center facility operated by Pepco, as one of six land-based sites potentially contributing to contamination of the lower Anacostia River. The generation facility was deactivated in June 2012 and plant structure demolition was completed in July 2015, but the service center remains in operation. The principal contaminants allegedly of concern are polychlorinated biphenyls and polycyclic aromatic hydrocarbons. In December 2011, the U.S. District Court for the District of Columbia approved a consent decree entered into by Pepco and Pepco Energy Services with the District of Columbia Department of the Environment (DDOE), which requires Pepco and Pepco Energy Services to conduct a RI/FS for the Benning Road site and an approximately 10 to 15 acre portion of the adjacent Anacostia River. The RI/FS will form the basis for DDOE’s selection of a remedial action for the Benning Road site and for the Anacostia River sediment associated with the site. The consent decree does not obligate Pepco or Pepco Energy Services to pay for or perform any remediation work, but it is anticipated that DDOE will look to Pepco and Pepco Energy Services to assume responsibility for cleanup of any conditions in the river that are determined to be attributable to past activities at the Benning Road site.

The remedial investigation field work began in January 2013 and was completed in December 2014. In addition, in conjunction with the power plant demolition activities, Pepco and Pepco Energy Services collected soil samples adjacent to and beneath the concrete basins for the cooling towers previously dismantled and removed from the site of the generating facility. This sampling showed localized areas of soil contamination associated with the cooling tower basins, and Pepco and Pepco Energy Services have submitted a plan to DDOE for the removal of contaminated soil in conjunction with the demolition and removal of the concrete basins. On April 30, 2015, Pepco and Pepco Energy Services submitted a draft Remedial Investigation (RI) Report to DDOE. After review and comment by DDOE and the public, Pepco and Pepco Energy Services will revise the draft RI Report as appropriate to address comments received. Concurrent with DDOE’s review of the draft RI Report, Pepco and Pepco Energy Services are proceeding to plan and conduct a treatability study to support the evaluation in the Feasibility Study (FS) of possible remedial alternatives. The treatability study may include gathering additional field data and conducting pilot tests to assess the suitability of possible remedial technologies and to quantify the scope of remedial actions that may be warranted. Once the treatability study work has been completed, Pepco and Pepco Energy Services will prepare and submit a treatability study report for DDOE’s review and approval, to be followed by the preparation and submission of a draft FS Report. After public review and comment on the draft FS Report, Pepco and Pepco Energy Services will revise the draft FS Report as appropriate to address comments received and will submit a final FS Report to DDOE.

Upon DDOE’s approval of the final RI and FS Reports, Pepco and Pepco Energy Services will have satisfied their obligations under the consent decree. At that point, DDOE will prepare a Proposed Plan regarding further response actions based on the results of the RI/FS. After considering public comment on the Proposed Plan, DDOE will issue a Record of Decision identifying any further response actions determined to be necessary.

PEPCO

On May 22, 2015, DDOE, Pepco and Pepco Energy Services submitted a joint status report to the court regarding progress on the RI/FS. The court issued an order that same day accepting the status report and directing the parties to submit another status report on or before May 24, 2016.

The remediation costs accrued for this matter are included in the table above in the column entitled “Transmission and Distribution.”

NPDES Permit Limit Exceedances

Pepco holds a National Pollutant Discharge Elimination System (NPDES) permit issued by EPA with a July 19, 2009 effective date, which authorizes discharges from the Benning Road facility, including the Pepco Energy Services generating facility that was deactivated in 2012 and has been demolished. The 2009 permit imposed compliance monitoring and storm water best management practices to satisfy the District of Columbia’s Total Maximum Daily Load (TMDL) standards for polychlorinated biphenyls, oil and grease, metals and other substances. As part of the implementation of the TMDL requirements, the permit also imposed numerical limits on certain substances in storm water discharges to the Anacostia River. Quarterly monitoring results since the issuance of the permit have shown consistent exceedances of the limits for copper and zinc, as well as occasional exceedances for iron and lead (and, more recently, pH). As required by the permit, Pepco initiated a study to identify the potential sources or causes of these exceedances at the site and to determine appropriate best management practices for achieving compliance with the permit limits. The initial study was completed in May 2012. Pepco has completed the implementation of the first two phases of the best management practices recommended in the study report (consisting principally of installing metal absorbing filters to capture contaminants from storm water flows, removing stored equipment from areas exposed to the weather, covering and painting exposed metal pipes, and covering and cleaning dumpsters). These measures have been effective in reducing metal concentrations in stormwater discharges; however, additional measures will be required to be implemented by Pepco to reduce the concentrations to levels required by the permit.

The NPDES permit was due to expire on June 19, 2014. Pepco submitted a permit renewal application on December 17, 2013. In November 2014, EPA advised Pepco that it will not renew the permit until the Benning Road facility has come into compliance with the existing permit limits. The current permit remains in effect pending EPA’s action on the renewal application. Pepco has prepared a plan to implement the third phase of the best management practices recommended in the study report with the objective of achieving full compliance with the permit limits by the end of 2015. The plan was submitted to EPA on December 30, 2014, and Pepco has begun implementing those best practices in accordance with the plan. The plan calls for Pepco to submit a report to EPA by September 1, 2015, on the status of implementation of the third phase of best management practices and the progress made toward compliance with the permit limits. Pepco anticipates that EPA eventually may seek administrative penalties for past noncompliance with the permit limits. Whether such penalties will be imposed and, if so, the amount of any such penalties, is not known or estimable at this time. At present, Pepco expects that compliance with the permit limits can be achieved through a combination of enhanced storm drain inlet controls (filters and metal absorbing booms), enhanced site housekeeping (including the removal of accumulated sediments from the facility’s storm drain system), and enhanced inspection and maintenance of storm water controls. If these measures are not adequate to achieve compliance with the permit limits, however, it is possible that a capital project to install a storm water treatment system may be required. The need for any such capital expenditures will not be known until Pepco has implemented the third phase of the best management practices.

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

As a result of the mineral oil release, Pepco implemented certain interim operational changes to the secondary containment systems at the facility, which involve pumping accumulated storm water to an above-ground holding tank for off-site disposal. Pepco is continuing to use the aboveground holding tank to manage storm water from the secondary containment system while it evaluates other technical and regulatory options.

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

(12) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including Pepco. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to Pepco for the three months ended June 30, 2015 and 2014 were approximately $59 million and $55 million, respectively. PHI Service Company costs directly charged or allocated to Pepco for the six months ended June 30, 2015 and 2014 were approximately $123 million and $107 million, respectively.

Pepco Energy Services performs utility maintenance services and high voltage underground transmission cabling, including services that are treated as capital costs, for Pepco. Amounts charged to Pepco by Pepco Energy Services for each of the three months ended June 30, 2015 and 2014 were approximately $6 million. Amounts charged to Pepco by Pepco Energy Services for each of the six months ended June 30, 2015 and 2014 were approximately $10 million.

As of June 30, 2015 and December 31, 2014, Pepco had the following balances on its balance sheets due to related parties:

	June 30, 2015	December 31, 2014
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(25)	$(27)
Pepco Energy Services (b)	(6)	(2)
Other	(1)	(1)

Total	$(32)	$(30)

(a)	Included in Accounts payable due to associated companies.
(b)	Pepco bills customers on behalf of Pepco Energy Services where Pepco Energy Services has performed work for certain government agencies under a General Services Administration area-wide agreement. Amount also includes charges for utility work performed by Pepco Energy Services on behalf of Pepco.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions of dollars)
Operating Revenue

Electric	$250	$251	$587	$551
Natural gas	25	28	111	125

Total Operating Revenue	275	279	698	676

Operating Expenses
Purchased energy	117	121	298	282
Gas purchased	11	13	58	71
Other operation and maintenance	76	65	158	131
Depreciation and amortization	36	30	75	60
Other taxes	11	10	23	21

Total Operating Expenses	251	239	612	565

Operating Income	24	40	86	111

Other Income (Expenses)
Interest expense	(13)	(12)	(25)	(23)
Other income	2	4	5	6

Total Other Expenses	(11)	(8)	(20)	(17)

Income Before Income Tax Expense	13	32	66	94
Income Tax Expense	5	13	26	38

Net Income	$8	$19	$40	$56

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
	(millions of dollars)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6	$4
Restricted cash equivalents	—	5
Accounts receivable, less allowance for uncollectible accounts of $15 million and $11 million, respectively	224	193
Inventories	56	55
Deferred income tax assets, net	21	16
Income taxes and related accrued interest receivable	34	34
Prepaid expenses and other	2	12

Total Current Assets	343	319

OTHER ASSETS
Goodwill	8	8
Regulatory assets	349	356
Prepaid pension expense	213	220
Income taxes and related accrued interest receivable	4	4
Other	13	12

Total Other Assets	587	600

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,064	3,946
Accumulated depreciation	(1,032)	(1,021)

Net Property, Plant and Equipment	3,032	2,925

TOTAL ASSETS	$3,962	$3,844

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
	(millions of dollars, except shares)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term debt	$135	$211
Current portion of long-term debt	—	100
Accounts payable	27	39
Accrued liabilities	79	74
Accounts payable due to associated companies	20	17
Taxes accrued	3	3
Interest accrued	7	7
Customer deposits	25	24
Other	46	42

Total Current Liabilities	342	517

DEFERRED CREDITS
Regulatory liabilities	233	225
Deferred income tax liabilities, net	927	893
Investment tax credits	4	4
Other postretirement benefit obligations	20	21
Other	34	35

Total Deferred Credits	1,218	1,178

OTHER LONG-TERM LIABILITIES
Long-term debt	1,171	971

COMMITMENTS AND CONTINGENCIES (NOTE 13)

EQUITY
Common stock, $2.25 par value, 1,000 shares authorized, 1,000 shares outstanding	—	—
Premium on stock and other capital contributions	612	537
Retained earnings	619	641

Total Equity	1,231	1,178

TOTAL LIABILITIES AND EQUITY	$3,962	$3,844

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$40	$56
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	75	60
Deferred income taxes	26	38
Changes in:
Accounts receivable	(30)	21
Inventories	(1)	(2)
Regulatory assets and liabilities, net	(7)	(17)
Accounts payable and accrued liabilities	(2)	(6)
Income tax-related prepayments, receivables and payables	—	(1)
Interest accrued	1	1
Other assets and liabilities	13	5

Net Cash From Operating Activities	115	155

INVESTING ACTIVITIES
Investment in property, plant and equipment	(154)	(172)
Changes in restricted cash equivalents	5	(5)
Net other investing activities	1	3

Net Cash Used By Investing Activities	(148)	(174)

FINANCING ACTIVITIES
Dividends paid to Parent	(62)	(20)
Capital contributions from Parent	75	130
Issuances of long-term debt	200	204
Reacquisition of long-term debt	(100)	—
Repayments of short-term debt, net	(76)	(147)
Cost of issuances	(2)	(1)

Net Cash From Financing Activities	35	166

Net Increase in Cash and Cash Equivalents	2	147
Cash and Cash Equivalents at Beginning of Period	4	2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6	$149

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for income taxes (includes payments from PHI for federal income taxes)	$—	$—

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium	Retained
(millions of dollars, except shares)	Shares	Par Value	on Stock	Earnings	Total
BALANCE, DECEMBER 31, 2014	1,000	$—	$537	$641	$1,178

Net Income	—	—	—	32	32
Dividends on common stock	—	—	—	(62)	(62)

BALANCE, MARCH 31, 2015	1,000	—	537	611	1,148

Net Income	—	—	—	8	8
Capital contribution from Parent	—	—	75	—	75

BALANCE, JUNE 30, 2015	1,000	$—	$612	$619	$1,231

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

In connection with entering into the Merger Agreement, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014, January 26, 2015, April 27, 2015 and July 24, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for a purchase price of $18 million. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

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

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. On December 22, 2014, the applicable waiting period under the HSR Act expired, and the HSR Act no longer precludes completion of the Merger. Although the Department of Justice (DOJ) allowed the waiting period under the HSR Act to expire without taking any action with respect to the Merger, the DOJ has not advised PHI that it has concluded its investigation. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015, and the DPSC approved the Merger on May 19, 2015.

On March 10, 2015, Exelon, PHI, Potomac Electric Power Company (Pepco) and DPL, and certain of their respective affiliates (Joint Applicants), filed with the MPSC a settlement agreement entered into with The Alliance for Solar Choice, which is one of the stakeholder groups participating in the MPSC approval proceeding. On March 16, 2015, the Joint Applicants filed with the MPSC a settlement agreement entered into with Montgomery and Prince George’s Counties in Maryland, and a number of other parties, including the National Housing Trust, the National Consumer Law Center, other organizations representing low and moderate income interests and a consortium of nine recreational trail advocacy organizations. The MPSC staff, the State of Maryland and the Maryland Energy Administration, and the Office of People’s Counsel have each filed briefs in opposition to the settlement agreements. On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, Pepco Holdings and Exelon announced that they had committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC. Multiple parties have filed petitions for judicial review of the MPSC order by the Circuit Court of Queen Anne’s County, Maryland, seeking to appeal the MPSC order. Pepco Holdings intends to vigorously contest any appeal of the MPSC order.

On July 21, 2015, the Maryland Office of People’s Counsel filed a motion in the Circuit Court for Queen Anne’s County, Maryland, requesting a stay of the MPSC order and to conduct additional discovery and present additional evidence (the Motion) in light of an alleged conflict of interest on the part of a former MPSC Commissioner. PHI believes the Motion is without merit and intends to vigorously oppose it and any other attempts to impede the effectiveness of the MPSC order or delay the closing of the Merger.

The Merger remains subject to approval by the DCPSC. PHI continues to expect to complete the Merger in the third quarter of 2015.

The Merger Agreement may be terminated by each of PHI and Exelon under certain circumstances, including if the Merger is not consummated by July 29, 2015 (subject to extension by PHI or Exelon to October 29, 2015, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for each of PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals with respect to the Merger or the breach by Exelon of its obligations in respect of obtaining such regulatory approvals (a Regulatory Termination), PHI will be able to redeem any issued and outstanding Preferred Stock at par value, and in that case, Exelon will be required to pay all documented out-of-pocket expenses incurred by PHI in connection with the Merger Agreement or the transactions contemplated thereby, up to $40 million. If the Merger Agreement is terminated, other than for a Regulatory Termination, PHI will be required to redeem the Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

DPL

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

DPL’s unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in DPL’s annual report on Form 10-K for the year ended December 31, 2014. In the opinion of DPL’s management, the unaudited financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly DPL’s financial condition as of June 30, 2015, in accordance with GAAP. The year-end December 31, 2014 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three and six months ended June 30, 2015 may not be indicative of DPL’s results that will be realized for the full year ending December 31, 2015.

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

Storm Restoration Costs

DPL’s Delaware and Maryland service territories were affected by a severe storm with high winds and heavy rains on June 23, 2015. This storm resulted in widespread customer outages and caused damage to the electric transmission and distribution systems.

Total incremental storm restoration costs incurred by DPL for this storm through June 30, 2015 were $4 million, with $2 million incurred for repair work and $2 million incurred as capital expenditures. Costs incurred for repair work of less than $1 million were deferred as regulatory assets to reflect the probable recovery of these storm restoration costs in Maryland, and $2 million was charged to Other operation and maintenance expense. As of June 30, 2015, total incremental storm restoration costs included $2 million of estimated costs for unbilled restoration services provided by certain outside contractors. Actual costs for these services may vary from the estimates. DPL intends to pursue recovery of these incremental storm restoration costs in its next electric distribution base rate cases.

DPL

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

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in DPL’s gross revenues were $5 million and $4 million for the three months ended June 30, 2015 and 2014, respectively, and $9 million and $8 million for the six months ended June 30, 2015 and 2014, respectively.

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

DPL

The new requirements will be effective for DPL beginning January 1, 2018, and may be implemented either retrospectively for all periods presented, or as a cumulative-effect adjustment as of January 1, 2018. Early adoption is permitted, but not before January 1, 2017. DPL is currently evaluating the potential impact of this new guidance on its financial statements and which implementation approach to select.

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

(6) GOODWILL

DPL’s goodwill balance of $8 million was unchanged as of June 30, 2015. All of DPL’s goodwill was generated by its acquisition of Conowingo Power Company in 1995.

DPL’s annual impairment test as of November 1, 2014 indicated that goodwill was not impaired. For the six months ended June 30, 2015, DPL concluded that there were no events or circumstances requiring it to perform an interim goodwill impairment test. DPL will perform its next annual impairment test as of November 1, 2015.

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

Bill Stabilization Adjustment

A decoupling mechanism, the bill stabilization adjustment, was approved and implemented for DPL electric service in Maryland. DPL’s decoupling proposal in Delaware has not to date been adopted.

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

DPL

investments in reliability enhancement improvements and efforts to maintain safe and reliable service. In August 2014, the DPSC issued a final order in this proceeding providing for an annual increase in DPL’s electric distribution base rates of approximately $15.1 million, based on an ROE of 9.70%. The new rates became effective on May 1, 2014.

In September 2014, DPL filed an appeal with the Delaware Superior Court of the DPSC’s August 2014 order in this proceeding, seeking the court’s review of the DPSC’s decision relating to the recovery of costs associated with one component of employee compensation, certain retirement benefits and recovery of credit facility expenses. The Division of the Public Advocate filed a cross-appeal in September 2014, pertaining to the treatment of a prepaid pension expense and other postretirement benefit obligations in base rates. Under the settlement agreement related to the Merger described below in “Merger Approval Proceedings – Delaware,” the parties agreed to suspend the appeal and, if the Merger is completed, DPL and the Division of the Public Advocate have agreed to withdraw the appeal and the cross-appeal with prejudice.

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

Under the Merger Agreement, DPL is permitted to pursue this matter; however, under the settlement agreement related to the Merger described below in “Merger Approval Proceedings – Delaware,” DPL agreed to withdraw the FLRP without prejudice if the Merger is completed, subject to the right to make future filings with the DPSC proposing alternative regulatory methodologies that could include, but are not limited to, a multi-year rate plan.

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

FERC Transmission ROE Challenges

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Municipal Electric Corporation, Inc. (DEMEC), filed a joint complaint at FERC against Pepco, DPL and Atlantic City Electric Company (ACE), as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base

DPL

ROE and the application of the formula rate process associated with the transmission service that the utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. DPL believes the allegations in this complaint are without merit and is vigorously contesting this complaint. In August 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directed that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) set February 27, 2013 as the refund effective date, should a refund result from this proceeding. After settlement discussions among the parties in this matter reached an impasse, in November 2014, the settlement judge issued an order terminating the settlement discussions. The matter was sent to a hearing judge and a procedural schedule was established for the February 2013 complaint and a second complaint filed by the same parties in December 2014 (discussed below).

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

On December 8, 2014, the same parties filed a second complaint against Pepco, DPL, ACE, as well as BGE, regarding the base transmission ROE, seeking a reduction from 10.8% to 8.8%. The filing of the second complaint creates a second refund window. By order issued on February 9, 2015, FERC established a hearing on the second complaint and established a refund effective date of December 8, 2014. Consistent with the prior challenge, DPL applied an estimated ROE based on the two-step methodology described above, and in the fourth quarter of 2014 and in the first and second quarters of 2015 established reserves for the estimated refund based on the refund effective date of December 8, 2014. On February 20, 2015, the chief judge issued an order consolidating the two complaint proceedings and established an initial decision issuance deadline of February 29, 2016. On March 2, 2015, the presiding administrative law judge issued an order establishing a procedural schedule for the consolidated proceedings that provides for the hearing to commence on October 20, 2015. During the second quarter of 2015, DPL increased its reserve for the relevant refund periods to reflect its assessment of market conditions, developments in other cases before FERC, litigation risk and other factors that may affect the likely outcome of these consolidated proceedings.

To the extent that the final ROE established in these consolidated proceedings is lower than the ROE used to record the estimated reserves with respect to the February 2013 and the December 2014 complaints, each ten basis point reduction in the ROE would result in an increase in required reserves and a reduction of DPL’s operating income of $0.8 million.

DPL

MPSC New Generation Contract Requirement

In April 2012, the MPSC issued an order that requires Maryland electric distribution companies (EDCs) Pepco, DPL and BGE (collectively, the Contract EDCs) to negotiate and enter into a contract with the winning bidder of a competitive bidding process to build one new power plant in the range of 650 to 700 megawatts (MWs) beginning in 2015, in amounts proportional to their relative standard offer service (SOS) loads. Under the terms of the order, the winning bidder was to construct a 661 MW natural gas-fired combined cycle generation plant in Waldorf, Maryland, with an originally expected commercial operation date of June 1, 2015 (which is now deferred pending the outcome of the proceedings discussed below), and each of the Contract EDCs will recover its costs associated with the contract through surcharges on its respective SOS customers.

In response to a complaint filed by a group of generating companies in the PJM Interconnection, LLC region, in September 2013, the U.S. District Court for the District of Maryland (the Federal District Court) issued a ruling that the MPSC’s April 2012 order violated the Supremacy Clause of the U.S. Constitution by attempting to regulate wholesale prices. In contrast, in October 2013, in response to appeals filed by the Contract EDCs and other parties, the Maryland Circuit Court for Baltimore City (the Maryland Circuit Court) upheld the MPSC’s orders requiring the Contract EDCs to enter into the contracts.

In October 2013, the Federal District Court issued an order ruling that the contracts are illegal and unenforceable. The Federal District Court order could impact the Maryland Circuit Court appeal, to which the Contract EDCs are parties, although such impact, if any, cannot be determined at this time. The Contract EDCs, the Maryland Office of People’s Counsel and one generating company have appealed the Maryland Circuit Court’s decision to the Maryland Court of Special Appeals. In addition, in November 2013 both the winning bidder and the MPSC appealed the Federal District Court decision to the U.S. Court of Appeals for the Fourth Circuit, which affirmed the lower Federal court ruling. In November 2014, the winning bidder and the MPSC each petitioned the U.S. Supreme Court to consider hearing an appeal of the Fourth Circuit decision. The petitions remain pending.

Assuming the contracts, as currently written, become effective following the satisfaction of all relevant conditions, including the completion of the proceedings discussed above, DPL continues to believe that it may be required to record its proportional share of the contracts as derivative instruments at fair value and record related regulatory assets of approximately the same amount because it would recover any payments under the contracts from SOS customers. DPL has concluded that any accounting for these contracts would not be required until all legal proceedings related to these contracts and the actions of the MPSC in the related proceeding have been resolved.

Merger Approval Proceedings

Delaware

On June 18, 2014, Exelon, PHI and DPL, and certain of their respective affiliates, filed an application with the DPSC seeking approval of the Merger. Delaware law requires the DPSC to approve the Merger when it determines that the transaction is in accordance with law, for a proper purpose, and is consistent with the public interest. The DPSC must further find that the successor will continue to provide safe and reliable service, will not terminate or impair existing collective bargaining agreements and will engage in good faith bargaining with organized labor. On February 13, 2015, Exelon, DPL, the DPSC staff, the Division of the Public Advocate and certain other parties filed a settlement agreement with the DPSC, which was amended in April 2015. The DPSC approved the amended settlement agreement at its meeting held on May 19, 2015, memorializing this decision by written order issued on June 2, 2015. The specific grounds for the DPSC’s approval of the Merger, as well as the specific conditions, will be included in a subsequent order to be issued by the DPSC.

DPL

Maryland

On August 19, 2014, the Joint Applicants, filed an application with the MPSC seeking approval of the Merger. Maryland law requires the MPSC to approve a merger subject to its review if it finds that the merger is consistent with the public interest, convenience and necessity, including its benefits to and impact on consumers. Evidentiary hearings were held beginning on January 26, 2015. On March 10, 2015, the Joint Applicants filed with the MPSC a settlement agreement entered into with The Alliance for Solar Choice, which is one of the stakeholder groups participating in the MPSC approval proceeding. On March 16, 2015, the Joint Applicants filed with the MPSC a settlement agreement entered into with Montgomery and Prince George’s Counties in Maryland, and a number of other parties, including the National Housing Trust, the National Consumer Law Center, other organizations representing low and moderate income interests and a consortium of nine recreational trail advocacy organizations. On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, Pepco Holdings and Exelon announced that they had completed their review of the MPSC’s order approving the Merger and have committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC.

Multiple parties have filed petitions for judicial review of the MPSC order by the Circuit Court of Queen Anne’s County, Maryland, seeking to appeal the MPSC order. Pepco Holdings intends to vigorously contest any appeal of the MPSC order.

On July 21, 2015, the Maryland Office of People’s Counsel filed a motion in the Circuit Court for Queen Anne’s County, Maryland, requesting a stay of the MPSC order and to conduct additional discovery and present additional evidence (the Motion) in light of an alleged conflict of interest on the part of a former MPSC Commissioner. PHI believes the Motion is without merit and intends to vigorously oppose it and any other attempts to impede the effectiveness of the MPSC order or delay the closing of the Merger.

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

Federal Energy Regulatory Commission

On May 30, 2014, Exelon, PHI, Pepco, DPL and ACE, and certain of their respective affiliates, submitted to FERC a Joint Application for Authorization of Disposition of Jurisdictional Assets and Merger under Section 203 of the Federal Power Act (FPA). Under that section, FERC shall approve a merger if it finds that the proposed transaction will be consistent with the public interest. On November 20, 2014, FERC issued an order approving the Merger.

(8) PENSION AND OTHER POSTRETIREMENT BENEFITS

DPL accounts for its participation in PHI’s single-employer plans, PHI’s noncontributory retirement plan (the PHI Retirement Plan) and its other postretirement benefits plan, the Pepco Holdings, Inc. Welfare Plan for Retirees (the OPEB Plan), as participation in multiemployer plans. PHI’s pension and other postretirement net periodic benefit cost for the three months ended June 30, 2015 and 2014, before intercompany allocations from the PHI Service Company, were $24 million and $10 million, respectively. DPL’s allocated share was $4 million and $1 million for the three months ended June 30, 2015 and 2014, respectively. PHI’s pension and other postretirement net periodic benefit cost for the six months ended June 30, 2015 and 2014, before intercompany allocations from the PHI Service Company, were $48 million and $28 million, respectively. DPL’s allocated share was $8 million and $4 million for the six months ended June 30, 2015 and 2014, respectively.

In the first and second quarters of 2015 and 2014, DPL made no discretionary tax-deductible contributions to the PHI Retirement Plan.

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

The aggregate borrowing limit under the amended and restated credit facility is $1.5 billion, all or any portion of which may be used to obtain loans and up to $500 million of which may be used to obtain letters of credit. The facility also includes a swingline loan sub-facility, pursuant to which each company may make same day borrowings in an aggregate amount not to exceed 10% of the total amount of the facility. Any swingline loan must be repaid by the borrower within fourteen days of receipt. The credit sublimit is $750 million, $200 million, $250 million and $300 million for PHI, Pepco, DPL and ACE, respectively. The sublimits may be increased or decreased by the individual borrower during the term of the facility, except that (i) the sum of all of the borrower sublimits following any such increase or decrease must equal the total amount of the facility, and (ii) the aggregate amount of credit used at any given time by (a) PHI may not exceed $1.25 billion, and (b) each of Pepco, DPL or ACE may not exceed the lesser of $500 million or the maximum amount of short-term debt the company is permitted to have outstanding by its regulatory authorities. The total number of the sublimit reallocations may not exceed eight per year during the term of the facility.

The interest rate payable by each company on utilized funds is, at the borrowing company’s election, (i) the greater of the prevailing prime rate, the federal funds effective rate plus 0.5% and the one month London Interbank Offered Rate plus 1.0%, or (ii) the prevailing Eurodollar rate, plus a margin that varies according to the credit rating of the borrower.

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of June 30, 2015.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of June 30, 2015 and December 31, 2014, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $521 million and $413 million, respectively. DPL’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by Pepco and ACE and the portion of the total capacity being used by PHI.

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

Commercial Paper

DPL maintains an on-going commercial paper program to address its short-term liquidity needs. As of June 30, 2015, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

DPL had $30 million of commercial paper outstanding at June 30, 2015. The weighted average interest rate for commercial paper issued by DPL during the six months ended June 30, 2015 was 0.46% and the weighted average maturity of all commercial paper issued by DPL during the six months ended June 30, 2015 was five days.

Other Financing Activities

Bond Issuance

In May 2015, DPL issued $200 million of 4.15% first mortgage bonds due May 15, 2045. Net proceeds from the issuance of the bonds were used by Pepco to repay outstanding commercial paper and for general corporate purposes.

Bond Retirements

In June 2015, DPL retired, at maturity, $100 million of its 5.00% unsecured notes.

(10) INCOME TAXES

A reconciliation of DPL’s effective income tax rates is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	(millions of dollars)
Income tax at Federal statutory rate	$5	35.0%	$11	35.0%	$23	35.0%	$33	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	1	7.7%	2	6.3%	4	6.1%	5	5.3%
Depreciation	(1)	(7.7)%	—	—	(1)	(1.5)%	(1)	(1.1)%
Other, net	—	3.5%	—	(0.7)%	—	(0.2)%	1	1.2%

Income tax expense	$5	38.5%	$13	40.6%	$26	39.4%	$38	40.4%

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

The tables below identify the balance sheet location and fair values of derivative instruments as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
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

All derivative liabilities available to be offset under master netting arrangements were netted as of June 30, 2015 and December 31, 2014. The amount of cash collateral that was offset against these derivative positions is as follows:

	June 30, 2015	December 31, 2014
	(millions of dollars)
Cash collateral pledged to counterparties with the right to reclaim (a)	$1	$4

(a)	Includes cash deposits on commodity brokerage accounts.

As of June 30, 2015 and December 31, 2014, all DPL cash collateral pledged related to derivative instruments accounted for at fair value was entitled to be offset under master netting agreements.

DPL

Other Derivative Activity

DPL has certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the balance sheets with the gain or loss for changes in fair value recorded in income. In addition, in accordance with FASB guidance on regulated operations, regulatory liabilities or regulatory assets of the same amount are recorded on the balance sheets and the recognition of the derivative gain or loss is deferred because of the DPSC-approved fuel adjustment clause. The following table shows the net unrealized and net realized derivative gains and losses arising during the period associated with these derivatives that were recognized in the statements of income (through Purchased energy and Gas purchased expense) and that were also deferred as Regulatory liabilities and Regulatory assets, respectively, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions of dollars)
Net unrealized (loss) gain arising during the period	$—	$—	$(1)	$2
Net realized (loss) gain recognized during the period	(1)	1	(4)	3

As of June 30, 2015 and December 31, 2014, the quantities and positions of DPL’s net outstanding natural gas commodity forward contracts that did not qualify for hedge accounting were:

	June 30, 2015		December 31, 2014
Commodity	Quantity	Net Position	Quantity	Net Position
Natural gas (One Million British Thermal Units)	3,200,000	Long	3,892,500	Long

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

DPL

The following tables set forth, by level within the fair value hierarchy, DPL’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. DPL’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at June 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Cash equivalents
Treasury fund	$4	$4	$—	$—
Executive deferred compensation plan assets
Money market funds	1	1	—	—

Total	$5	$5	$—	$—

LIABILITIES

Derivative instruments (b)
Natural gas (c)	$1	$1	$—	$—
Executive deferred compensation plan liabilities
Life insurance contracts	1	—	1	—

Total	$2	$1	$1	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the six months ended June 30, 2015.
(b)	The fair value of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas futures purchased by DPL as part of a natural gas hedging program approved by the DPSC.

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Restricted cash equivalents
Treasury funds	$5	$5	$—	$—
Executive deferred compensation plan assets
Money market funds	1	1	—	—
Life insurance contracts	1	—	—	1

Total	$7	$6	$—	$1

LIABILITIES

Derivative instruments (b)
Natural gas (c)	$4	$4	$—	$—
Executive deferred compensation plan liabilities
Life insurance contracts	1	—	1	—

Total	$5	$4	$1	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2014.
(b)	The fair value of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas futures purchased by DPL as part of a natural gas hedging program approved by the DPSC.

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

Reconciliations of the beginning and ending balances of DPL’s fair value measurements using significant unobservable inputs (level 3) for the six months ended June 30, 2015 and 2014 are shown below:

	Life Insurance Contracts
	Six Months Ended June 30,
	2015	2014
	(millions of dollars)
Balance as of January 1	$1	$1
Total gains (losses) (realized and unrealized):
Included in income	—	—
Included in accumulated other comprehensive loss	—	—
Included in regulatory liabilities	—	—
Purchases	—	—
Issuances	—	—
Settlements	(1)	—
Transfers in (out) of Level 3	—	—

Balance as of June 30	$—	$1

DPL

Other Financial Instruments

The estimated fair values of DPL’s Long-term debt instruments that are measured at amortized cost in DPL’s financial statements and the associated levels of the estimates within the fair value hierarchy as of June 30, 2015 and December 31, 2014 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. DPL’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

	Fair Value Measurements at June 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$1,174	$—	$1,069	$105

(a)	The carrying amount for Long-term debt was $1,171 million as of June 30, 2015.

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$1,123	$—	$1,016	$107

(a)	The carrying amount for Long-term debt was $1,071 million as of December 31, 2014.

The carrying amounts of all other financial instruments in the accompanying financial statements approximate fair value.

DPL

(13) COMMITMENTS AND CONTINGENCIES

General Litigation

From time to time, DPL is named as a defendant in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. DPL is self-insured against such claims up to a certain self-insured retention amount and maintains insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, DPL’s contracts with its vendors generally require the vendors to name DPL as an additional insured for the amount at least equal to DPL’s self-insured retention. Further, DPL’s contracts with its vendors require the vendors to indemnify DPL for various acts and activities that may give rise to claims against DPL. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on DPL’s financial condition, results of operations or cash flows. At June 30, 2015, DPL had recorded estimated loss contingency liabilities for general litigation totaling approximately $2 million.

Environmental Matters

DPL is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from DPL’s customers, environmental clean-up costs incurred by DPL generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of DPL described below at June 30, 2015 are summarized as follows:

	Transmission and Distribution	Legacy Generation - Regulated	Total
	(millions of dollars)
Beginning balance as of January 1	$1	$2	$3
Accruals	3	—	3
Payments	1	1	2

Ending balance as of June 30	3	1	4
Less amounts in Other Current Liabilities	1	1	2

Amounts in Other Deferred Credits	$2	$—	$2

Ward Transformer Site

In April 2009, a group of potentially responsible parties (PRPs) with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including DPL, based on their alleged sale of transformers to Ward Transformer, with respect to past and future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The litigation is moving forward with certain “test case” defendants (not including DPL) filing summary judgment motions regarding liability. The case has been stayed as to the remaining defendants pending rulings upon the test cases. In a January 31, 2013 order, the Federal district court granted summary judgment for the test case defendant whom plaintiffs alleged was liable based on its sale of transformers to Ward Transformer. The Federal district court’s order addresses only the liability of the test case defendant. Plaintiffs appealed the district court’s order to the U.S. Court of Appeals for the Fourth Circuit. On March 20, 2015, the Fourth Circuit affirmed the district court’s summary judgment decision for the sales test case defendant and on April 17, 2015, the Fourth Circuit denied the plaintiffs’ petition for rehearing en banc. In a June 2015 joint status report of the parties delivered to the Federal district court, DPL was identified as a “sales-only” defendant with whom the plaintiffs have offered to enter into a tolling

DPL

agreement providing for a dismissal without prejudice, subject to the condition that the summary judgment decision in favor of the test case defendant is not modified or reversed as a result of further appellate review. At this stage, DPL is dismissed unless the United States Supreme Court was to agree to review the Fourth Circuit opinion and, upon review, modify it in a material way. In view of these recent developments, DPL has concluded that a loss is no longer reasonably possible with respect to this matter.

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

(14) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including DPL. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to DPL for the three months ended June 30, 2015 and 2014 were approximately $44 million and $40 million, respectively. PHI Service Company costs directly charged or allocated to DPL for the six months ended June 30, 2015 and 2014 were approximately $92 million and $79 million, respectively.

DPL

In addition to the PHI Service Company charges described above, DPL’s financial statements include the following related party transactions in its statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions of dollars)
Intercompany lease transactions (a)	$1	$1	$2	$2

(a)	Included in Electric revenue.

As of June 30, 2015 and December 31, 2014, DPL had the following balances on its balance sheets due to related parties:

	June 30, 2015	December 31, 2014
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(19)	$(18)
Other	(1)	1

Total	$(20)	$(17)

(a)	Included in Accounts payable due to associated companies.

(15) VARIABLE INTEREST ENTITIES

DPL is required to consolidate a VIE in accordance with FASB ASC 810 if DPL is the primary beneficiary of the VIE. The primary beneficiary of a VIE is typically the entity with both the power to direct activities most significantly impacting economic performance of the VIE and the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. DPL performed a qualitative analysis to determine whether a variable interest provided a controlling financial interest in any of the VIEs in which DPL has an interest at June 30, 2015, as described below.

DPL is subject to Renewable Energy Portfolio Standards (RPS) in the state of Delaware that require it to obtain renewable energy credits (RECs) for energy delivered to its customers. DPL’s costs associated with obtaining RECs to fulfill its RPS obligations are recoverable from its customers by law. As of June 30, 2015, DPL is a party to three land-based wind power purchase agreements (PPAs) in the aggregate amount of 128 MWs, one solar PPA with a 10 MW facility, and a PPA with the Delaware Sustainable Energy Utility (DSEU) to purchase solar renewable energy credits (SRECs). Each of the facilities associated with these PPAs is operational, except for the facilities associated with the PPA with the DSEU, which are expected to be operational within one year. DPL is obligated to purchase energy and RECs in amounts generated and delivered by the wind facilities and SRECs from the solar facility and the DSEU, up to certain amounts (as set forth below) at rates that are primarily fixed under the respective agreements. DPL has concluded that while VIEs exist under these contracts, consolidation is not required under FASB ASC 810 as DPL is not the primary beneficiary. DPL has not provided financial or other support under these arrangements that it was not previously contractually required to provide during the periods presented, and DPL does not have any intention to provide such additional support.

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

DPL

Wind PPAs

DPL is obligated to purchase energy and RECs from one of the wind facilities through 2024 in amounts not to exceed 50 MWs, from a second wind facility through 2031 in amounts not to exceed 40 MWs, and from a third wind facility through 2031 in amounts not to exceed 38 MWs. DPL’s aggregate purchases under the three wind PPAs totaled $7 million for each of the three months ended June 30, 2015 and 2014. DPL’s aggregate purchases under the three wind PPAs totaled $16 million and $17 million for the six months ended June 30, 2015 and 2014, respectively.

Solar PPAs

The term of the PPA with the solar facility is through 2030 and DPL is obligated to purchase SRECs in an amount up to 70 percent of the energy output at a fixed price. The DSEU may enter into 20-year contracts with solar facilities to purchase SRECs for resale to DPL. Under the PPA with the DSEU, at June 30, 2015 and 2014, DPL was obligated to purchase SRECs in amounts not to exceed 28 MWs and 19 MWs, respectively, at annually determined auction rates. DPL’s purchases under these solar agreements were $1 million for each of the three months ended June 30, 2015 and 2014. DPL’s purchases under these solar agreements were $2 million for each of the six months ended June 30, 2015 and 2014.

Fuel Cell Facilities

On October 18, 2011, the DPSC approved a tariff submitted by DPL in accordance with the requirements of the RPS specific to fuel cell facilities totaling 30 MWs to be constructed by a qualified fuel cell provider. The tariff and the RPS establish that DPL acts solely as an agent to collect payments in advance from its distribution customers and remit them to the qualified fuel cell provider for each MW hour of energy produced by the fuel cell facilities through 2033. The RPS provides for a reduction in DPL’s REC requirements based upon the actual energy output of the facilities. DPL has concluded that while a VIE exists as a result of this relationship, consolidation is not required under FASB ASC 810 as DPL is not the primary beneficiary. For the three months ended June 30, 2015 and 2014, 57,242 and 55,934 megawatt hours, respectively, were produced from fuel cell facilities placed in service under the tariff. For the six months ended June 30, 2015 and 2014, 113,640 and 109,543 megawatt hours, respectively, were produced from fuel cell facilities placed in service under the tariff. DPL billed $9 million to distribution customers for each of the three months ended June 30, 2015 and 2014. DPL billed $19 million and $18 million to distribution customers for each of the six months ended June 30, 2015 and 2014, respectively.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions of dollars)
Operating Revenue	$286	$253	$619	$593

Operating Expenses
Purchased energy	152	151	321	316
Other operation and maintenance	67	52	137	113
Depreciation and amortization	43	37	86	75
Other taxes	1	1	2	2
Deferred electric service costs	(9)	(13)	21	31

Total Operating Expenses	254	228	567	537

Operating Income	32	25	52	56

Other Income (Expenses)
Interest expense	(17)	(16)	(32)	(31)
Other income	2	1	3	1

Total Other Expenses	(15)	(15)	(29)	(30)

Income Before Income Tax Expense	17	10	23	26
Income Tax Expense	7	4	9	10

Net Income	$10	$6	$14	$16

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
	(millions of dollars)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3	$2
Restricted cash equivalents	10	10
Accounts receivable, less allowance for uncollectible accounts of $13 million and $9 million, respectively	215	167
Inventories	26	23
Income taxes and related accrued interest receivable	151	151
Prepaid expenses and other	46	13

Total Current Assets	451	366

OTHER ASSETS
Regulatory assets	373	427
Prepaid pension expense	90	96
Income taxes and related accrued interest receivable	34	34
Restricted cash equivalents	14	14
Other	10	12

Total Other Assets	521	583

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,197	3,073
Accumulated depreciation	(779)	(760)

Net Property, Plant and Equipment	2,418	2,313

TOTAL ASSETS	$3,390	$3,262

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
	(millions of dollars, except shares)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term debt	$218	$127
Current portion of long-term debt	60	59
Accounts payable	24	20
Accrued liabilities	136	103
Accounts payable due to associated companies	15	15
Taxes accrued	9	1
Interest accrued	13	13
Customer deposits	22	21
Other	20	22

Total Current Liabilities	517	381

DEFERRED CREDITS
Regulatory liabilities	17	14
Deferred income tax liabilities, net	875	865
Investment tax credits	5	5
Other postretirement benefit obligations	35	36
Other	17	16

Total Deferred Credits	949	936

OTHER LONG-TERM LIABILITIES
Long-term debt	888	888
Transition Bonds issued by ACE Funding	148	171

Total Other Long-Term Liabilities	1,036	1,059

COMMITMENTS AND CONTINGENCIES (NOTE 11)

EQUITY
Common stock, $3.00 par value, 25,000,000 shares authorized, 8,546,017 shares outstanding	26	26
Premium on stock and other capital contributions	651	651
Retained earnings	211	209

Total Equity	888	886

TOTAL LIABILITIES AND EQUITY	$3,390	$3,262

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$14	$16
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	86	75
Deferred income taxes	9	11
Changes in:
Accounts receivable	(49)	9
Prepaid expenses	(33)	(36)
Regulatory assets and liabilities, net	10	29
Accounts payable and accrued liabilities	34	(4)
Income tax-related prepayments, receivables and payables	8	4
Other assets and liabilities	4	7

Net Cash From Operating Activities	83	111

INVESTING ACTIVITIES
Investment in property, plant and equipment	(138)	(104)
Department of Energy capital reimbursement awards received	—	1
Net other investing activities	(2)	—

Net Cash Used By Investing Activities	(140)	(103)

FINANCING ACTIVITIES
Dividends paid to Parent	(12)	(26)
Reacquisitions of long-term debt	(21)	(20)
Issuances of short-term debt, net	91	41

Net Cash From (Used by) Financing Activities	58	(5)

Net Increase in Cash and Cash Equivalents	1	3
Cash and Cash Equivalents at Beginning of Period	2	3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3	$6

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for income taxes (includes payments from PHI for federal income taxes)	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium on Stock	Retained Earnings	Total
(millions of dollars, except shares)	Shares	Par Value
BALANCE, DECEMBER 31, 2014	8,546,017	$26	$651	$209	$886
Net Income	—	—	—	4	4
Dividends on common stock	—	—	—	(12)	(12)

BALANCE, MARCH 31, 2015	8,546,017	26	651	201	878

Net Income	—	—	—	10	10

BALANCE, JUNE 30, 2015	8,546,017	$26	$651	$211	$888

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

In connection with entering into the Merger Agreement, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014, January 26, 2015, April 27, 2015 and July 24, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for a purchase price of $18 million. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

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

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. On December 22, 2014, the applicable waiting period under the HSR Act expired, and the HSR Act no longer precludes completion of the Merger. Although the Department of Justice (DOJ) allowed the waiting period under the HSR Act to expire without taking any action with respect to the Merger, the DOJ has not advised PHI that it has concluded its investigation. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015, and the DPSC approved the Merger on May 19, 2015.

On March 10, 2015, Exelon, PHI, Potomac Electric Power Company (Pepco) and Delmarva Power & Light Company (DPL), and certain of their respective affiliates (Joint Applicants), filed with the MPSC a settlement agreement entered into with The Alliance for Solar Choice, which is one of the stakeholder groups participating in the MPSC approval proceeding. On March 16, 2015, the Joint Applicants filed with the MPSC a settlement agreement entered into with Montgomery and Prince George’s Counties in Maryland, and a number of other parties, including the National Housing Trust, the National Consumer Law Center, other organizations representing low and moderate income interests and a consortium of nine recreational trail advocacy organizations. The MPSC staff, the State of Maryland and the Maryland Energy Administration, and the Office of People’s Counsel have each filed briefs in opposition to the settlement agreements. On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, Pepco Holdings and Exelon announced that they had committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC. Multiple parties have filed petitions for judicial review of the MPSC order by the Circuit Court of Queen Anne’s County, Maryland, seeking to appeal the MPSC order. Pepco Holdings intends to vigorously contest any appeal of the MPSC order.

On July 21, 2015, the Maryland Office of People’s Counsel filed a motion in the Circuit Court for Queen Anne’s County, Maryland, requesting a stay of the MPSC order and to conduct additional discovery and present additional evidence (the Motion) in light of an alleged conflict of interest on the part of a former MPSC Commissioner. PHI believes the Motion is without merit and intends to vigorously oppose it and any other attempts to impede the effectiveness of the MPSC order or delay the closing of the Merger.

The Merger remains subject to approval by the DCPSC. PHI continues to expect to complete the Merger in the third quarter of 2015.

The Merger Agreement may be terminated by each of PHI and Exelon under certain circumstances, including if the Merger is not consummated by July 29, 2015 (subject to extension by PHI or Exelon to October 29, 2015, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for each of PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals with respect to the Merger or the breach by Exelon of its obligations in respect of obtaining such regulatory approvals (a Regulatory Termination), PHI will be able to redeem any issued and outstanding Preferred Stock at par value, and in that case, Exelon will be required to pay all documented out-of-pocket expenses incurred by PHI in connection with the Merger Agreement or the transactions contemplated thereby, up to $40 million. If the Merger Agreement is terminated, other than for a Regulatory Termination, PHI will be required to redeem the Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

ACE

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

ACE’s unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted. Therefore, these consolidated financial statements should be read along with the annual consolidated financial statements included in ACE’s annual report on Form 10-K for the year ended December 31, 2014. In the opinion of ACE’s management, the unaudited consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly ACE’s financial condition as of June 30, 2015, in accordance with GAAP. The year-end December 31, 2014 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results for the three and six months ended June 30, 2015 may not be indicative of ACE’s results that will be realized for the full year ending December 31, 2015.

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

Storm Restoration Costs

ACE’s service territory was affected by a severe storm with high winds and heavy rains on June 23, 2015. This storm resulted in widespread customer outages and caused damage to the electric transmission and distribution systems.

Total incremental storm restoration costs incurred by ACE for this storm through June 30, 2015 were $26 million, with $10 million incurred for repair work and $16 million incurred as capital expenditures. Costs incurred for repair work of $10 million were deferred as regulatory assets to reflect the probable recovery of these storm restoration costs in New Jersey. As of June 30, 2015, total incremental storm restoration costs included $22 million of estimated costs for unbilled restoration services provided by certain outside contractors. Actual costs for these services may vary from the estimates. ACE intends to pursue recovery of these incremental storm restoration costs in its next electric distribution base rate case.

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

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in ACE’s gross revenues were less than $1 million for each of the three months ended June 30, 2015 and 2014, and less than $1 million and $1 million for the six months ended June 30, 2015 and 2014, respectively.

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

The new requirements will be effective for ACE beginning January 1, 2018, and may be implemented either retrospectively for all periods presented, or as a cumulative-effect adjustment as of January 1, 2018. Early adoption is permitted, but not before January 1, 2017. ACE is currently evaluating the potential impact of this new guidance on its consolidated financial statements and which implementation approach to select.

ACE

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

New Jersey

Update and Reconciliation of Certain Under-Recovered Balances

In March 2015, ACE submitted its 2015 annual petition with the NJBPU seeking to reconcile and update (i) charges related to the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the non-utility generators (NUGs), and (ii) costs related to surcharges for the New Jersey Societal Benefit Program (a statewide public interest program that is intended to benefit low income customers and address other public policy goals) and for ACE’s uncollected accounts. As filed, the net impact of the proposed changes would have been an annual rate increase of approximately $52.0 million (revised to an increase of approximately $33.9 million on April 17, 2015, based upon updates for actual data through March 31, 2015). On May 19, 2015, the NJBPU approved a stipulation of settlement entered into by the parties providing for an overall annual rate increase of $33.9 million. The rate increase, which went into effect on June 1, 2015, will have no effect on ACE’s operating income and was placed into effect provisionally, subject to a review by the NJBPU and the Division of Rate Counsel of the final underlying costs for reasonableness and prudence.

Service Extension Contributions Refund Order

In July 2013, in compliance with a 2012 Superior Court of New Jersey Appellate Division (Appellate Division) court decision, the NJBPU released an order requiring utilities to issue refunds to persons or entities that paid non-refundable contributions for utility service extensions to certain areas described as “Areas Not Designated for Growth.” The order is limited to eligible contributions paid between March 20, 2005 and December 20, 2009. ACE is processing the refund requests that meet the eligibility criteria established in the order as they are received. Although ACE estimates that it received approximately $11 million of contributions between March 20, 2005 and December 20, 2009, it is currently unable to

ACE

reasonably estimate the amount that it may be required to refund using the eligibility criteria established by the order. Since the July 2013 order was released, ACE has paid less than $1 million in refund claims, the validity of each of which is investigated by ACE prior to making any such refunds. In September 2014, the NJBPU commenced a rulemaking proceeding to further implement the directives of the Appellate Division decision and, in December 2014, published a rule proposal for comment. The changes proposed by the NJBPU remove provisions distinguishing between growth areas and not-for-growth areas and provide formulae for allocating extension costs. ACE has been an active participant in the rulemaking proceeding. Final rules have not yet been promulgated by the NJBPU. At this time, ACE does not expect the amount it is ultimately required to refund will have a material effect on its consolidated financial condition, results of operations or cash flows, as the amount refunded will generally increase the value of ACE’s property, plant and equipment and may ultimately be recovered through depreciation expense and cost of service in future electric distribution base rate cases.

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

FERC Transmission ROE Challenges

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Municipal Electric Corporation, Inc. (DEMEC), filed a joint complaint at FERC against Pepco, DPL and ACE, as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base return on equity (ROE) and the application of the formula rate process associated with the transmission service that the utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. ACE believes the allegations in this complaint are without merit and is vigorously contesting this complaint. In August 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directed that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) set February 27, 2013 as the refund effective date, should a refund result from this proceeding. After settlement discussions among the parties in this matter reached an impasse, in November 2014, the settlement judge issued an order terminating the settlement discussions. The matter was sent to a hearing judge and a procedural schedule was established for the February 2013 complaint and a second complaint filed by the same parties in December 2014 (discussed below).

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

On December 8, 2014, the same parties filed a second complaint against Pepco, DPL, ACE, as well as BGE, regarding the base transmission ROE, seeking a reduction from 10.8% to 8.8%. The filing of the second complaint creates a second refund window. By order issued on February 9, 2015, FERC established a hearing on the second complaint and established a refund effective date of December 8, 2014. Consistent with the prior challenge, Pepco, DPL and ACE applied an estimated ROE based on the two-step methodology described above, and in the fourth quarter of 2014 and in the first and second quarters of 2015 established reserves for the estimated refund based on the refund effective date of December 8, 2014. On February 20, 2015, the chief judge issued an order consolidating the two complaint proceedings and established an initial decision issuance deadline of February 29, 2016. On March 2, 2015, the presiding administrative law judge issued an order establishing a procedural schedule for the consolidated proceedings that provides for the hearing to commence on October 20, 2015. During the second quarter of 2015, ACE increased its reserve for the relevant refund periods to reflect its assessment of market conditions, developments in other cases before FERC, litigation risk and other factors that may affect the likely outcome of these consolidated proceedings.

To the extent that the final ROE established in these consolidated proceedings is lower than the ROE used to record the estimated reserves with respect to the February 2013 and the December 2014 complaints, each ten basis point reduction in the ROE would result in an increase in required reserves and a reduction of ACE’s operating income of $0.6 million.

ACE Standard Offer Capacity Agreements

In April 2011, ACE entered into three Standard Offer Capacity Agreements (SOCAs) by order of the NJBPU, each with a different generation company. ACE entered into the SOCAs under protest, as did the other electric distribution companies (EDCs) in New Jersey, arguing that the EDCs were denied due process and that the SOCAs violated certain of the requirements of the New Jersey law under which the SOCAs were established (the NJ SOCA Law). In October 2013, in light of the decision of the U.S. District Court for the District of New Jersey described below, the state appeals of the NJBPU implementation orders filed by the EDCs and generators were dismissed without prejudice, subject to the parties exercising their appellate rights in the Federal courts.

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

(7) PENSION AND OTHER POSTRETIREMENT BENEFITS

ACE accounts for its participation in PHI’s single-employer plans, PHI’s noncontributory retirement plan (the PHI Retirement Plan) and its other postretirement benefits plan, the Pepco Holdings, Inc. Welfare Plan for Retirees (the OPEB Plan), as participation in multiemployer plans. PHI’s pension and other postretirement net periodic benefit cost for the three months ended June 30, 2015 and 2014, before intercompany allocations from the PHI Service Company, were $24 million and $10 million, respectively. ACE’s allocated share was $4 million and $2 million for the three months ended June 30, 2015 and 2014, respectively. PHI’s pension and other postretirement net periodic benefit cost for the six months ended June 30, 2015 and 2014, before intercompany allocations from the PHI Service Company, were $48 million and $28 million, respectively. ACE’s allocated share was $8 million and $6 million for the six months ended June 30, 2015 and 2014, respectively.

In the first and second quarters of 2015 and 2014, ACE made no discretionary tax-deductible contributions to the PHI Retirement Plan.

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

ACE

The aggregate borrowing limit under the amended and restated credit facility is $1.5 billion, all or any portion of which may be used to obtain loans and up to $500 million of which may be used to obtain letters of credit. The facility also includes a swingline loan sub-facility, pursuant to which each company may make same day borrowings in an aggregate amount not to exceed 10% of the total amount of the facility. Any swingline loan must be repaid by the borrower within fourteen days of receipt. The credit sublimit is $750 million, $200 million, $250 million and $300 million for PHI, Pepco, DPL and ACE, respectively. The sublimits may be increased or decreased by the individual borrower during the term of the facility, except that (i) the sum of all of the borrower sublimits following any such increase or decrease must equal the total amount of the facility, and (ii) the aggregate amount of credit used at any given time by (a) PHI may not exceed $1.25 billion, and (b) each of Pepco, DPL or ACE may not exceed the lesser of $500 million or the maximum amount of short-term debt the company is permitted to have outstanding by its regulatory authorities. The total number of the sublimit reallocations may not exceed eight per year during the term of the facility.

The interest rate payable by each company on utilized funds is, at the borrowing company’s election, (i) the greater of the prevailing prime rate, the federal funds effective rate plus 0.5% and the one month London Interbank Offered Rate plus 1.0%, or (ii) the prevailing Eurodollar rate, plus a margin that varies according to the credit rating of the borrower.

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility at June 30, 2015.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of June 30, 2015 and December 31, 2014, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $521 million and $413 million, respectively. ACE’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by Pepco and DPL and the portion of the total capacity being used by PHI.

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

ACE

Commercial Paper

ACE maintains an on-going commercial paper program to address its short-term liquidity needs. As of June 30, 2015, the maximum capacity available under the program was $350 million, subject to available borrowing capacity under the credit facility.

ACE had $218 million of commercial paper outstanding at June 30, 2015. The weighted average interest rate for commercial paper issued by ACE during the six months ended June 30, 2015 was 0.46% and the weighted average maturity of all commercial paper issued by ACE during the six months ended June 30, 2015 was five days.

Other Financing Activities

Bond Payments

In April 2015, Atlantic City Electric Transition Funding LLC (ACE Funding) made principal payments of $7 million on its Series 2002-1 Bonds, Class A-3, and $3 million on its Series 2003-1 Bonds, Class A-3.

Financing Activities Subsequent to June 30, 2015

Bond Payments

In July 2015, ACE Funding made the final principal payment of $1 million on its Series 2002-1 Bonds, Class A-3, and principal payments of $6 million on its Series 2002-1 Bonds, Class A-4 and $3 million on its Series 2003-1 Bonds, Class A-3.

(9) INCOME TAXES

A reconciliation of ACE’s consolidated effective income tax rates is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	(millions of dollars)
Income tax at Federal statutory rate	$6	35.0%	$3	35.0%	$8	35.0%	$9	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	1	5.9%	1	10.0%	1	4.3%	2	7.7%
Depreciation	—	—	—	—	—	—	(1)	(3.8)%
Other, net	—	0.3%	—	(5.0)%	—	(0.2)%	—	(0.4)%

Consolidated income tax expense	$7	41.2%	$4	40.0%	$9	39.1%	$10	38.5%

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

ACE

The following tables set forth, by level within the fair value hierarchy, ACE’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. ACE’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at June 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Cash equivalents and restricted cash equivalents
Treasury funds	$25	$25	$—	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the six months ended June 30, 2015.

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Cash equivalents and restricted cash equivalents
Treasury fund	$24	$24	$—	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2014.

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

ACE

Other Financial Instruments

The estimated fair values of ACE’s Long-term debt instruments that are measured at amortized cost in ACE’s consolidated financial statements and the associated levels of the estimates within the fair value hierarchy as of June 30, 2015 and December 31, 2014 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. ACE’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

	Fair Value Measurements at June 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$1,013	$—	$881	$132
Transition Bonds (b)	212	—	212	—

Total	$1,225	$—	$1,093	$132

(a)	The carrying amount for Long-term debt was $903 million as of June 30, 2015.
(b)	The carrying amount for Transition Bonds, including amounts due within one year, was $193 million as of June 30, 2015.

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$1,035	$—	$903	$132
Transition Bonds (b)	235	—	235	—

Total	$1,270	$—	$1,138	$132

(a)	The carrying amount for Long-term debt was $903 million as of December 31, 2014.
(b)	The carrying amount for Transition Bonds, including amounts due within one year, was $215 million as of December 31, 2014.

The carrying amounts of all other financial instruments in the accompanying consolidated financial statements approximate fair value.

ACE

(11) COMMITMENTS AND CONTINGENCIES

General Litigation

From time to time, ACE is named as a defendant in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. ACE is self-insured against such claims up to a certain self-insured retention amount and maintains insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, ACE’s contracts with its vendors generally require the vendors to name ACE as an additional insured for the amount at least equal to ACE’s self-insured retention. Further, ACE’s contracts with its vendors require the vendors to indemnify ACE for various acts and activities that may give rise to claims against ACE. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on ACE’s financial condition, results of operations or cash flows. At June 30, 2015, ACE had recorded estimated loss contingency liabilities for general litigation totaling approximately $6 million (including amounts related to the matters specifically described below).

Asbestos Claim

In September 2011, an asbestos complaint was filed in the New Jersey Superior Court, Law Division, against ACE (among other defendants) asserting claims under New Jersey’s Wrongful Death and Survival statutes. The complaint, filed by the estate of a decedent who was the wife of a former employee of ACE, alleged that the decedent’s mesothelioma was caused by exposure to asbestos brought home by her husband on his work clothes. New Jersey courts have recognized a cause of action against a premise owner in a so-called “take home” case if it can be shown that the harm was foreseeable. In this case, the complaint sought recovery of an unspecified amount of damages for, among other things, the decedent’s past medical expenses, loss of earnings, and pain and suffering between the time of injury and death, and asserted a punitive damage claim. On April 23, 2015, the parties entered into a confidential settlement that resolves all issues in this matter. The amount to be paid to the decedent’s estate by ACE under the settlement did not have a material adverse effect on the financial condition, results of operations or cash flows of PHI or ACE.

Environmental Matters

ACE is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of ACE, environmental clean-up costs incurred by ACE generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of ACE described below at June 30, 2015 are summarized as follows:

Legacy Generation - Regulated
(millions of dollars)
Beginning balance as of January 1	$1
Accruals	—
Payments	—

Ending balance as of June 30	1
Less amounts in Other Current Liabilities	—

Amounts in Other Deferred Credits	$1

ACE

Franklin Slag Pile Site

In November 2008, ACE received a general notice letter from the U.S. Environmental Protection Agency (EPA) concerning the Franklin Slag Pile site in Philadelphia, Pennsylvania, asserting that ACE is a potentially responsible party (PRP) that may have liability for clean-up costs with respect to the site and for the costs of implementing an EPA-mandated remedy. EPA’s claims are based on ACE’s sale of boiler slag from the B.L. England generating facility, then owned by ACE, to MDC Industries, Inc. (MDC) during the period from June 1978 to May 1983. EPA claims that the boiler slag ACE sold to MDC contained copper and lead, which are hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and that the sales transactions may have constituted an arrangement for the disposal or treatment of hazardous substances at the site, which could be a basis for liability under CERCLA. The EPA letter also states that, as of the date of the letter, EPA’s expenditures for response measures at the site have exceeded $6 million. EPA’s feasibility study for this site conducted in 2007 identified a range of alternatives for permanent remedial measures with varying cost estimates, and the estimated cost of EPA’s preferred alternative is approximately $6 million.

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

Ward Transformer Site

In April 2009, a group of PRPs with respect to the Ward Transformer site in Raleigh, North Carolina, filed a complaint in the U.S. District Court for the Eastern District of North Carolina, alleging cost recovery and/or contribution claims against a number of entities, including ACE, based on their alleged sale of transformers to Ward Transformer, with respect to past and future response costs incurred by the PRP group in performing a removal action at the site. In a March 2010 order, the court denied the defendants’ motion to dismiss. The litigation is moving forward with certain “test case” defendants (not including ACE) filing summary judgment motions regarding liability. The case has been stayed as to the remaining defendants pending rulings upon the test cases. In a January 31, 2013 order, the Federal district court granted summary judgment for the test case defendant whom plaintiffs alleged was liable based on its sale of transformers to Ward Transformer. The Federal district court’s order addresses only the liability of the test case defendant. Plaintiffs appealed the district court’s order to the U.S. Court of Appeals for the Fourth Circuit. On March 20, 2015, the Fourth Circuit affirmed the district court’s summary judgment decision for the sales test case defendant and on April 17, 2015, the Fourth Circuit denied the plaintiffs’ petition for rehearing en banc. In a June 2015 joint status report of the parties delivered to the Federal district court, ACE was identified as a “sales-only” defendant with whom the plaintiffs have offered to enter into a tolling agreement providing for a dismissal without prejudice, subject to the condition that the summary judgment decision in favor of the test case defendant is not modified or reversed as a result of further appellate review. At this stage, ACE is dismissed unless the United States Supreme Court was to agree to review the Fourth Circuit opinion and, upon review, modify it in a material way. In view of these recent developments, ACE has concluded that a loss is no longer reasonably possible with respect to this matter.

ACE

(12) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including ACE. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to ACE for the three months ended June 30, 2015 and 2014 were approximately $35 million and $31 million, respectively. PHI Service Company costs directly charged or allocated to ACE for the six months ended June 30, 2015 and 2014 were approximately $73 million and $60 million, respectively.

In addition to the PHI Service Company charges described above, ACE’s consolidated financial statements include the following related party transactions in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions of dollars)
Meter reading services provided by Millennium Account Services LLC (an ACE affiliate) (a)	$(1)	$(1)	$(2)	$(2)

(a)	Included in Other operation and maintenance expense.

As of June 30, 2015 and December 31, 2014, ACE had the following balances on its consolidated balance sheets due to related parties:

	June 30, 2015	December 31, 2014
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(14)	$(14)
Other	(1)	(1)

Total	$(15)	$(15)

(a)	Included in Accounts payable due to associated companies.

(13) VARIABLE INTEREST ENTITIES

ACE is required to consolidate a VIE in accordance with FASB ASC 810 if ACE or a subsidiary is the primary beneficiary of the VIE. The primary beneficiary of a VIE is typically the entity with both the power to direct activities most significantly impacting economic performance of the VIE and the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. ACE performed a qualitative analysis to determine whether a variable interest provided a controlling financial interest in any of the VIEs in which ACE has an interest at June 30, 2015, as described below.

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

ACE

Because ACE has no equity or debt invested in the NUGs, the maximum exposure to loss relates primarily to any above-market costs incurred for power. Due to unpredictability in the pricing for purchased energy under the PPAs, ACE is unable to quantify the maximum exposure to loss. The power purchase costs are recoverable from ACE’s customers through regulated rates. Purchase activities with the NUGs, including excess power purchases not covered by the PPAs, for the three months ended June 30, 2015 and 2014, were approximately $47 million and $54 million, respectively, of which approximately $45 million and $49 million, respectively, consisted of power purchases under the PPAs. Purchase activities with the NUGs, including excess power purchases not covered by the PPAs, for the six months ended June 30, 2015 and 2014, were approximately $109 million and $126 million, respectively, of which approximately $101 million and $108 million, respectively, consisted of power purchases under the PPAs.

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

The following table sets forth the percentage contributions to consolidated operating revenue and operating income from continuing operations attributable to PHI segments for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Percentage of Consolidated Operating Revenue
Power Delivery	95%	93%	95%	94%
Pepco Energy Services	5%	7%	5%	6%
Corporate and Other	—	—	—	—
Percentage of Consolidated Operating Income
Power Delivery	99%	105%	101%	101%
Pepco Energy Services	1%	1%	—	1%
Corporate and Other	—	(6)%	(1)%	(2)%
Percentage of Power Delivery Operating Revenue
Power Delivery Electric	98%	97%	95%	95%
Power Delivery Gas	2%	3%	5%	5%

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

PEPCO HOLDINGS

In connection with entering into the Merger Agreement, PHI entered into a Subscription Agreement with Exelon dated April 29, 2014 (the Subscription Agreement) with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of the Preferred Stock, for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014, January 26, 2015, April 27, 2015 and July 24, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for a purchase price of $18 million. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

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

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. On December 22, 2014, the applicable waiting period under the HSR Act expired, and the HSR Act no longer precludes completion of the Merger. Although the Department of Justice (DOJ) allowed the waiting period under the HSR Act to expire without taking any action with respect to the Merger, the DOJ has not advised PHI that it has concluded its investigation. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015, and the DPSC approved the Merger on May 19, 2015.

On March 10, 2015, Exelon, PHI, Pepco and DPL, and certain of their respective affiliates (Joint Applicants), filed with the MPSC a settlement agreement entered into with The Alliance for Solar Choice, which is one of the stakeholder groups participating in the MPSC approval proceeding. On March 16, 2015, the Joint Applicants filed with the MPSC a settlement agreement entered into with Montgomery and Prince George’s Counties in Maryland, and a number of other parties, including the National Housing Trust, the National Consumer Law Center, other organizations representing low and moderate income interests and a consortium of nine recreational trail advocacy organizations. The MPSC staff, the State of Maryland and the Maryland Energy Administration, and the Office of People’s Counsel have each filed briefs in opposition to the settlement agreements. On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, Pepco Holdings and Exelon announced that they had committed to fulfill the modified, more

PEPCO HOLDINGS

stringent conditions and package of customer benefits imposed by the MPSC. Multiple parties have filed petitions for judicial review of the MPSC order by the Circuit Court of Queen Anne’s County, Maryland, seeking to appeal the MPSC order. Pepco Holdings intends to vigorously contest any appeal of the MPSC order.

On July 21, 2015, the Maryland Office of People’s Counsel filed a motion in the Circuit Court for Queen Anne’s County, Maryland, requesting a stay of the MPSC order and to conduct additional discovery and present additional evidence (the Motion) in light of an alleged conflict of interest on the part of a former MPSC Commissioner. PHI believes the Motion is without merit and intends to vigorously oppose it and any other attempts to impede the effectiveness of the MPSC order or delay the closing of the Merger.

The Merger remains subject to approval by the DCPSC. PHI continues to expect to complete the Merger in the third quarter of 2015.

The Merger Agreement may be terminated by each of PHI and Exelon under certain circumstances, including if the Merger is not consummated by July 29, 2015 (subject to extension by PHI or Exelon to October 29, 2015, if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for each of PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, in the event of a termination of the Merger Agreement under certain circumstances due to the failure to obtain regulatory approvals or the breach by Exelon of its obligations in respect of obtaining regulatory approvals (a Regulatory Termination), PHI will be able to redeem any issued and outstanding Preferred Stock at par value, and in that case, Exelon will be required to pay all documented out-of-pocket expenses incurred by PHI in connection with the Merger Agreement or the transactions contemplated thereby, up to $40 million. If the Merger Agreement is terminated, other than for a Regulatory Termination, PHI will be required to redeem the Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

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

PEPCO HOLDINGS

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

As of June 30, 2015, Pepco and DPL have completed the installation and activation of smart meters in the District of Columbia, Maryland and Delaware service territories. The DCPSC, the MPSC and the DPSC approved the creation by PHI’s utility subsidiaries of regulatory assets to defer AMI costs between rate cases and to defer carrying charges on the deferred costs. Thus, these costs will be recovered in the future through base rates; however, for AMI costs incurred by Pepco in Maryland with respect to test years after 2011, pursuant to an MPSC order, the recovery of such costs will be allowed when Pepco demonstrates that the AMI system is cost-effective. The MPSC’s July 2013 order in Pepco’s November 2012 electric distribution base rate application excluded the cost of AMI meters from Pepco’s rate base until such time as Pepco demonstrates the cost effectiveness of the AMI system. As a result, costs for AMI meters incurred with respect to the 2012 test year and beyond will be treated as other incremental AMI costs incurred in conjunction with the deployment of the AMI system that are deferred and on which a carrying charge is deferred.

In 2010, two of PHI’s utility subsidiaries were granted cash awards in the aggregate amount of $168 million by the U.S. Department of Energy (DOE) to support their smart grid initiatives.

•	Pepco was awarded $149 million for AMI, direct load control, distribution automation and communications infrastructure, all of which has been received through June 30, 2015.

•	ACE was awarded $19 million for direct load control, distribution automation and communications infrastructure, all of which has been received through June 30, 2015.

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

PEPCO HOLDINGS

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

Transmission ROE Challenges

For information about the challenges to the utility subsidiaries’ base ROE and the application of the formula rate process, each associated with the transmission services they provide, please refer to Note (7), “Regulatory Matters – Rate Proceedings – FERC Transmission ROE Challenges,” to the consolidated financial statements of PHI.

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

PHI guarantees the obligations of Pepco Energy Services under certain contracts in its energy savings performance contracting business and underground transmission and distribution construction business. At June 30, 2015, PHI’s guarantees of Pepco Energy Services’ obligations under these contracts totaled $261 million. PHI also guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for construction projects. These guarantees totaled $173 million at June 30, 2015.

During 2012, Pepco Energy Services deactivated its Buzzard Point and Benning Road oil-fired generation facilities. Pepco Energy Services completed demolition of the Benning Road generation facility in July 2015 and recognized the scrap metal salvage value of the facility as a reduction in its demolition expenses over the life of the project.

Revenues associated with Pepco Energy Services’ combined heat and power thermal generating facilities and operations in Atlantic City are derived from long-term contracts with a few major customers in the Atlantic City hotel and casino industry. The carrying amount of Pepco Energy Services’ long-lived assets in Atlantic City at June 30, 2015 totaled $2 million, after impairment losses aggregating $81 million that were recorded during the third and fourth quarters of 2014. In September 2014, two significant customers of these thermal operations declared Chapter 11 bankruptcy. One of the customers closed operations in September 2014 and Pepco Energy Services continues to provide steam and chilled water service under a contract with lower rates which began April 1, 2015. The second customer terminated its contract with Pepco Energy Services on March 31, 2015. Two other significant customers of the thermal operations declared Chapter 11 bankruptcy in January 2015 and Pepco Energy Services continues to provide service to those customers under existing contracts. Future developments with respect to these and other customers in Atlantic City may require Pepco Energy Services to perform additional impairment analyses of the thermal operations and certain related assets. If these assets are determined to be further impaired, Pepco Energy Services would reduce the carrying value of these assets by the amount of the impairment and record a corresponding non-cash charge to earnings. Moreover, the contract changes and termination referred to above are expected to reduce Pepco Energy Services’ future earnings and cash flows associated with its thermal operations in Atlantic City.

PEPCO HOLDINGS

Corporate and Other

Corporate and Other includes the remaining operations of the former Other Non-Regulated segment, certain parent company transactions (including interest expense on parent company debt and incremental external Merger-related costs) and inter-company eliminations.

Earnings Overview

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

	2015	2014	Change
	(millions of dollars)
Power Delivery	$61	$71	$(10)
Pepco Energy Services	1	2	(1)
Corporate and Other	(9)	(20)	11

Total PHI Net Income	$53	$53	$—

Net income for the three months ended June 30, 2015 was $53 million, or $0.21 per share, compared to $53 million, or $0.21 per share, for the three months ended June 30, 2014.

Net income for the three months ended June 30, 2015 included the item set forth below, which is presented net of related federal and state income taxes and is in millions of dollars:

•	Incremental Merger-related transaction costs in Corporate and Other of $3 million ($3 million pre-tax)

Net income for the three months ended June 30, 2014 included the item set forth below, which is presented net of related federal and state income taxes and is in millions of dollars:

•	Incremental Merger-related transaction costs in Corporate and Other of $14 million ($14 million pre-tax)

Excluding the items listed above, net income would have been $56 million, or $0.22 per share for the three months ended June 30, 2015, and $67 million, or $0.27 per share for the three months ended June 30, 2014.

PHI discloses net income and related per share data excluding certain items because management believes that these items are not representative of PHI’s ongoing business operations. Management uses this information, and believes that such information is useful to investors, in evaluating PHI’s period-over-period performance. The inclusion of this disclosure is intended to complement, and should not be considered as an alternative to, PHI’s reported net income and related per share data in accordance with accounting principles generally accepted in the United States of America (GAAP).

Discussion of Operating Segment Net Income Variances:

Power Delivery’s $10 million decrease in earnings was primarily due to the following:

•	A decrease of $18 million due to higher operation and maintenance expense primarily related to the implementation of a new customer information system, distribution system maintenance and June 2015 estimated storm restoration costs.

•	A decrease of $3 million due to higher depreciation and amortization expense primarily resulting from increases in plant investment.

•	A decrease of $3 million due to higher interest expense.

•	A decrease of $2 million related to a gain recorded in 2014 associated with condemnation awards for certain Pepco transmission property.

PEPCO HOLDINGS

•	An increase of $4 million in regulated Transmission and Distribution (T&D) electric revenue primarily due to customer growth and the effect of warmer weather during 2015.

•	An increase of $5 million associated with Default Electricity Supply margins for ACE, primarily attributable to an increase in unbilled revenue.

•	An increase of $4 million from electric distribution base rate increases in 2014 (primarily ACE in New Jersey).

•	An increase of $2 million due to lower incremental Merger-related integration costs in 2015.

Corporate and Other’s $11 million decrease in net loss was primarily due to lower incremental Merger-related transaction costs in 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

	2015	2014	Change
	(millions of dollars)
Power Delivery	$123	$150	$(27)
Pepco Energy Services	5	2	3
Corporate and Other	(22)	(24)	2

Total PHI Net Income	$106	$128	$(22)

Net income for the six months ended June 30, 2015 was $106 million, or $0.42 per share, compared to $128 million, or $0.51 per share, for the six months ended June 30, 2014.

Net income for the six months ended June 30, 2015 included the item set forth below, which is presented net of related federal and state income taxes and is in millions of dollars:

•	Incremental Merger-related transaction costs in Corporate and Other of $9 million ($9 million pre-tax)

Net income for the six months ended June 30, 2014 included the item set forth below, which is presented net of related federal and state income taxes and is in millions of dollars:

•	Incremental Merger-related transaction costs in Corporate and Other of $14 million ($14 million pre-tax)

Excluding the items listed above, net income would have been $115 million, or $0.45 per share for the six months ended June 30, 2015, and $142 million, or $0.57 per share for the six months ended June 30, 2014.

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

PEPCO HOLDINGS

Discussion of Operating Segment Net Income Variances:

Power Delivery’s $27 million decrease in earnings was primarily due to the following:

•	A decrease of $43 million due to higher operation and maintenance expense primarily related to the implementation of a new customer information system, distribution system maintenance, previously expensed District of Columbia rate case costs established as a regulatory asset in 2014, June 2015 estimated storm restoration costs and higher bad debt expense.

•	A decrease of $7 million due to higher depreciation and amortization expense primarily resulting from increases in plant investment.

•	A decrease of $5 million due to higher interest expense.

•	A decrease of $5 million related to gains recorded in 2014 associated with condemnation awards for certain Pepco transmission property.

•	An increase of $18 million from electric distribution base rate increases in 2014 (Pepco in the District of Columbia and Maryland, and ACE in New Jersey).

•	An increase of $9 million in regulated T&D electric revenue primarily due to higher usage and the effect in 2015 of colder weather during the first quarter and warmer weather during the second quarter.

•	An increase of $3 million from network service transmission revenues primarily due to increased rates related to increased transmission plant investment.

•	An increase of $2 million associated with Default Electricity Supply margins for ACE, primarily attributable to an increase in unbilled revenue.

Pepco Energy Services’ $3 million increase in earnings was primarily due to tax benefits received from deductions for energy efficiency construction projects.

Corporate and Other’s $2 million decrease in net loss was primarily due to lower incremental Merger-related transaction costs in 2015, partially offset by unfavorable state income tax adjustments.

Consolidated Results of Operations

The following results of operations discussion compares the three months ended June 30, 2015 to the three months ended June 30, 2014. All amounts in the tables (except sales and customers) are in millions of dollars.

Operating Revenue

A detail of the components of PHI’s consolidated operating revenue is as follows:

	2015	2014	Change
Power Delivery	$1,078	$1,040	$38
Pepco Energy Services	63	79	(16)
Corporate and Other	(1)	(2)	1

Total Operating Revenue	$1,140	$1,117	$23

PEPCO HOLDINGS

Power Delivery

The following table categorizes Power Delivery’s operating revenue by type of revenue.

	2015	2014	Change
Regulated T&D Electric Revenue	$576	$547	$29
Default Electricity Supply Revenue	464	451	13
Other Electric Revenue	13	14	(1)

Total Electric Operating Revenue	1,053	1,012	41

Regulated Gas Revenue	22	25	(3)
Other Gas Revenue	3	3	—

Total Gas Operating Revenue	25	28	(3)

Total Power Delivery Operating Revenue	$1,078	$1,040	$38

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

Default Electricity Supply Revenue is the revenue received from the supply of electricity by PHI’s utility subsidiaries at regulated rates to retail customers who do not elect to purchase electricity from a competitive energy supplier. The costs related to Default Electricity Supply are included in Fuel and Purchased Energy. Default Electricity Supply Revenue also includes revenue from non-bypassable Transition Bond Charges that ACE receives, and pays to Atlantic City Electric Transition Funding LLC (ACE Funding), to fund the principal and interest payments on Transition Bonds issued by ACE Funding (the Transition Bonds), and revenue in the form of transmission enhancement credits that PHI’s utility subsidiaries receive as transmission owners from PJM in consideration for approved regional transmission expansion plan expenditures.

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

Regulated T&D Electric

	2015	2014	Change
Regulated T&D Electric Revenue
Residential	$206	$185	$21
Commercial and industrial	264	256	8
Transmission and other	106	106	—

Total Regulated T&D Electric Revenue	$576	$547	$29

PEPCO HOLDINGS

	2015	2014	Change
Regulated T&D Electric Sales (Gigawatt hours (GWh))
Residential	3,816	3,616	200
Commercial and industrial	7,413	7,504	(91)
Transmission and other	50	55	(5)

Total Regulated T&D Electric Sales	11,279	11,175	104

	2015	2014	Change
Regulated T&D Electric Customers (in thousands)
Residential	1,676	1,654	22
Commercial and industrial	199	199	—
Transmission and other	2	2	—

Total Regulated T&D Electric Customers	1,877	1,855	22

Regulated T&D Electric Revenue increased by $29 million primarily due to:

•	An increase of $13 million due to an EmPower Maryland (a Maryland demand-side management program for Pepco and DPL) rate increase effective February 2015 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $6 million due to electric distribution base rate increases (Pepco in Maryland effective July 2014; ACE effective September 2014).

•	An increase of $6 million due to higher sales primarily as a result of warmer weather during the second quarter of 2015, as compared to 2014.

•	An increase of $2 million due to customer growth in the second quarter of 2015, as compared to 2014, primarily in the residential classes.

•	An increase of $1 million primarily due to a rate increase effective May 2014 associated with the Renewable Portfolio Surcharge in Delaware (which is substantially offset in Fuel and Purchased Energy and Depreciation and Amortization).

Default Electricity Supply

	2015	2014	Change
Default Electricity Supply Revenue
Residential	$303	$276	$27
Commercial and industrial	130	132	(2)
Other	31	43	(12)

Total Default Electricity Supply Revenue	$464	$451	$13

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale by ACE in the PJM regional transmission organization (PJM RTO) market of energy and capacity purchased under contracts with unaffiliated non-utility generators (NUGs), and (ii) revenue from transmission enhancement credits.

PEPCO HOLDINGS

	2015	2014	Change
Default Electricity Supply Sales (GWh)
Residential	3,142	2,913	229
Commercial and industrial	1,308	1,254	54
Other	10	10	—

Total Default Electricity Supply Sales	4,460	4,177	283

	2015	2014	Change
Default Electricity Supply Customers (in thousands)
Residential	1,430	1,368	62
Commercial and industrial	131	126	5
Other	—	—	—

Total Default Electricity Supply Customers	1,561	1,494	67

Default Electricity Supply Revenue increased by $13 million primarily due to:

•	An increase of $19 million due to higher sales primarily as a result of warmer weather during the second quarter of 2015, as compared to 2014.

•	An increase of $17 million due to higher sales primarily as a result of customer migration from competitive suppliers.

The aggregate amount of these increases was partially offset by:

•	A decrease of $14 million in wholesale energy and capacity resale revenues primarily due to lower market prices for the resale of electricity and capacity purchased from NUGs.

•	A net decrease of $6 million due to lower DPL non-weather related average customer usage, partially offset by higher usage at Pepco and ACE.

•	A net decrease of $4 million as a result of lower Pepco Default Electricity Supply rates, partially offset by higher ACE rates.

The variances described above with respect to Default Electricity Supply Revenue include the effects of an increase of $8 million in ACE’s BGS unbilled revenue resulting primarily from higher average customer usage in the unbilled revenue period for the three months ended June 30, 2015 as compared to the corresponding period in 2014. Such an increase in ACE’s BGS unbilled revenue has the effect of directly increasing the profitability of ACE’s Default Electricity Supply business ($5 million increase in net income) as these unbilled revenues are not included in the deferral calculation until they are billed to customers under the BGS terms approved by the NJBPU.

Regulated Gas

	2015	2014	Change
Regulated Gas Revenue
Residential	$11	$14	$(3)
Commercial and industrial	9	9	—
Transportation and other	2	2	—

Total Regulated Gas Revenue	$22	$25	$(3)

PEPCO HOLDINGS

	2015	2014	Change
Regulated Gas Sales (million cubic feet)
Residential	788	937	(149)
Commercial and industrial	943	907	36
Transportation and other	1,247	1,282	(35)

Total Regulated Gas Sales	2,978	3,126	(148)

	2015	2014	Change
Regulated Gas Customers (in thousands)
Residential	119	117	2
Commercial and industrial	10	9	1
Transportation and other	—	—	—

Total Regulated Gas Customers	129	126	3

Regulated Gas Revenue decreased by $3 million primarily due to lower sales as a result of warmer weather during the second quarter of 2015, as compared to 2014.

Pepco Energy Services

Pepco Energy Services’ operating revenue decreased by $16 million primarily due to:

•	A decrease of $19 million in its energy savings business primarily associated with lower construction activity.

•	A decrease of $6 million from its thermal business in Atlantic City primarily due to the loss of a customer in 2015.

•	An increase of $9 million in underground transmission and distribution construction activities.

Operating Expenses

Fuel and Purchased Energy and Other Services Cost of Sales

A detail of PHI’s consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:

	2015	2014	Change
Power Delivery	$452	$461	$(9)
Pepco Energy Services	49	62	(13)
Corporate and Other	—	1	(1)

Total	$501	$524	$(23)

Power Delivery

Power Delivery’s Fuel and Purchased Energy expense consists of the cost of electricity and natural gas purchased by its utility subsidiaries to fulfill their respective Default Electricity Supply and Regulated Gas obligations and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of natural gas purchased for off-system sales. Fuel and Purchased Energy expense decreased by $9 million primarily due to:

•	A decrease of $14 million in deferred electricity expense primarily due to lower revenue associated with Pepco and DPL Default Electricity Supply sales, which resulted in a lower rate of recovery of Default Electricity Supply costs.

•	A decrease of $10 million due to lower average electricity costs under Default Electricity Supply contracts.

PEPCO HOLDINGS

•	A decrease of $3 million in the cost of gas purchases for on-system sales as a result of lower prices.

The aggregate amount of these decreases was partially offset by:

•	An increase of $13 million due to higher electricity sales primarily as a result of warmer weather during the second quarter of 2015, as compared to 2014.

•	An increase of $2 million from the settlement of financial hedges entered into as part of DPL’s hedge program for the purchase of regulated natural gas.

•	An increase of $2 million primarily due to customer migration from competitive suppliers.

•	An increase of $1 million in the cost of gas purchases for off-system sales as a result of higher volumes and higher average prices.

Pepco Energy Services

Pepco Energy Services’ Fuel and Purchased Energy expense and Other Services Cost of Sales decreased by $13 million primarily due to:

•	A decrease of $19 million in its energy savings business primarily associated with decreased construction activity.

•	A decrease of $2 million in its thermal business primarily due to the loss of a customer in Atlantic City.

•	An increase of $8 million associated with increased underground transmission and distribution construction activities.

Other Operation and Maintenance

A detail of PHI’s Other Operation and Maintenance expense is as follows:

	2015	2014	Change
Power Delivery	$246	$210	$36
Pepco Energy Services	12	12	—
Corporate and Other	(10)	(1)	(9)

Total	$248	$221	$27

Power Delivery

Other Operation and Maintenance expense for Power Delivery increased by $36 million primarily due to:

•	An increase of $13 million due to new customer information system implementation and support costs.

•	An increase of $6 million associated with higher tree trimming and maintenance costs.

•	An increase of $5 million primarily due to higher capitalized labor in 2014.

•	An increase of $4 million in bad debt expense, of which $3 million is deferred and recoverable.

•	An increase of $2 million in internal and external Merger-related integration costs.

•	An increase of $2 million in environmental remediation costs.

PEPCO HOLDINGS

•	An increase of $2 million primarily due to an increase in incremental storm costs related to a severe storm with high winds and heavy rains on June 23, 2015 in the respective service territories of DPL and ACE. This storm resulted in widespread customer outages in each of these service territories and caused damage to the electric transmission and distribution systems of each utility. Total incremental storm restoration costs incurred by PHI for this storm through June 30, 2015 were $30 million, with $12 million incurred for repair work and $18 million incurred as capital expenditures. Costs incurred for repair work of $10 million were deferred as regulatory assets to reflect the probable recovery of these storm restoration costs in Maryland and New Jersey, and $2 million was charged to Other Operation and Maintenance expense. As of June 30, 2015, total incremental storm restoration costs included $24 million of estimated costs for unbilled restoration services provided by certain outside contractors. Actual costs for these services may vary from the estimates. DPL and ACE intend to pursue recovery of these incremental storm restoration costs in their respective jurisdictions in their next electric distribution base rate cases.

Pepco Energy Services

Other Operation and Maintenance expense for Pepco Energy Services did not change. Variances noted were:

•	A decrease $1 million in costs associated with the demolition of its Benning Road generation facility.

•	An increase of $1 million from a combination of higher bid and proposal costs in its energy savings business and personnel expenses associated with its energy savings and underground transmission and distribution construction businesses.

Corporate and Other

Other Operation and Maintenance expense for Corporate and Other decreased by $9 million primarily due to lower internal and external Merger-related transaction costs during the second quarter of 2015, as compared to 2014.

Depreciation and Amortization

Depreciation and Amortization expense increased by $25 million to $157 million in 2015 from $132 million in 2014 primarily due to:

•	An increase of $9 million in amortization of regulatory assets primarily associated with the EmPower Maryland surcharge rate increase effective February 2015 (which is offset by an increase in Regulated T&D Electric Revenue).

•	An increase of $6 million in amortization of stranded costs, primarily as the result of higher revenue due to a rate increase effective October 2014 for the ACE Market Transition Charge tax (partially offset in Default Supply Electricity Revenue).

•	An increase of $5 million due to utility plant additions.

•	An increase of $3 million in amortization of software, primarily related to the implementation of a new customer information system.

•	An increase of $1 million in the Delaware Renewable Energy Portfolio Standards deferral (which is substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

PEPCO HOLDINGS

Other Taxes

Other Taxes increased by $2 million to $104 million in 2015 from $102 million in 2014. The increase was primarily due to higher utility taxes that are collected and passed through by Power Delivery (substantially offset by a corresponding increase in Regulated T & D Electric Revenue).

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

Deferred Electric Service Costs increased by $4 million to an expense reduction of $9 million in 2015 as compared to an expense reduction of $13 million in 2014 primarily due to an increase in deferred electricity expense as a result of higher Default Electricity Supply revenue rates.

Other Income (Expenses)

Other Expenses (which are net of Other Income) increased by $6 million to a net expense of $59 million in 2015 from a net expense of $53 million in 2014 primarily due to:

•	An increase of $4 million related to a gain recorded in 2014 associated with condemnation awards of certain Pepco transmission property.

•	An increase of $2 million in interest expense associated with higher long-term debt.

Income Tax Expense

PHI’s income tax expense decreased by $18 million to $27 million in 2015 from $45 million in 2014. PHI’s consolidated effective income tax rates for the three months ended June 30, 2015 and 2014 were 33.8% and 45.9%, respectively.

The decrease in the effective tax rate primarily resulted from a decrease in Merger-related costs (which are not tax-deductible) and an increase in asset removal costs.

PEPCO HOLDINGS

Consolidated Results of Operations

The following results of operations discussion compares the six months ended June 30, 2015 to the six months ended June 30, 2014. All amounts in the tables (except sales and customers) are in millions of dollars.

Operating Revenue

A detail of the components of PHI’s consolidated operating revenue is as follows:

	2015	2014	Change
Power Delivery	$2,391	$2,312	$79
Pepco Energy Services	123	139	(16)
Corporate and Other	(3)	(4)	1

Total Operating Revenue	$2,511	$2,447	$64

Power Delivery

The following table categorizes Power Delivery’s operating revenue by type of revenue.

	2015	2014	Change
Regulated T&D Electric Revenue	$1,170	$1,086	$84
Default Electricity Supply Revenue	1,085	1,070	15
Other Electric Revenue	25	31	(6)

Total Electric Operating Revenue	2,280	2,187	93

Regulated Gas Revenue	105	112	(7)
Other Gas Revenue	6	13	(7)

Total Gas Operating Revenue	111	125	(14)

Total Power Delivery Operating Revenue	$2,391	$2,312	$79

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

Default Electricity Supply Revenue is the revenue received from the supply of electricity by PHI’s utility subsidiaries at regulated rates to retail customers who do not elect to purchase electricity from a competitive energy supplier. The costs related to Default Electricity Supply are included in Fuel and Purchased Energy. Default Electricity Supply Revenue also includes revenue from non-bypassable Transition Bond Charges that ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds issued by ACE Funding (the Transition Bonds), and revenue in the form of transmission enhancement credits that PHI’s utility subsidiaries receive as transmission owners from PJM in consideration for approved regional transmission expansion plan expenditures.

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

PEPCO HOLDINGS

Other Gas Revenue consists of DPL’s off-system natural gas sales and the short-term release of interstate pipeline transportation and storage capacity not needed to serve customers. Off-system sales are made possible when low demand for natural gas by regulated customers creates excess pipeline capacity.

Regulated T&D Electric

	2015	2014	Change
Regulated T&D Electric Revenue
Residential	$435	$389	$46
Commercial and industrial	514	482	32
Transmission and other	221	215	6

Total Regulated T&D Electric Revenue	$1,170	$1,086	$84

	2015	2014	Change
Regulated T&D Electric Sales (GWh)
Residential	9,393	8,672	721
Commercial and industrial	14,366	14,643	(277)
Transmission and other	117	124	(7)

Total Regulated T&D Electric Sales	23,876	23,439	437

	2015	2014	Change
Regulated T&D Electric Customers (in thousands)
Residential	1,676	1,654	22
Commercial and industrial	199	199	—
Transmission and other	2	2	—

Total Regulated T&D Electric Customers	1,877	1,855	22

Regulated T&D Electric Revenue increased by $84 million primarily due to:

•	An increase of $31 million due to electric distribution base rate increases (Pepco in the District of Columbia effective April 2014, and in Maryland effective July 2014; ACE effective September 2014).

•	An increase of $26 million due to EmPower Maryland rate increases effective February 2014 and 2015 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $7 million due to higher sales primarily as a result of colder weather during the first quarter and warmer weather during the second quarter of 2015, as compared to 2014.

•	An increase of $6 million in transmission revenue resulting from higher rates effective June 1, 2014 and June 1, 2015 related to increases in transmission plant investment and operating expenses, partially offset by the establishment of a reserve related to the FERC ROE complaints.

•	An increase of $6 million primarily due to a rate increase effective May 2014 associated with the Renewable Portfolio Surcharge in Delaware (which is substantially offset in Fuel and Purchased Energy and Depreciation and Amortization).

•	An increase of $4 million due to higher DPL and ACE non-weather related average residential customer usage.

PEPCO HOLDINGS

•	An increase of $3 million in capacity revenue as a result of expanding Maryland demand side management programs (which is partially offset in Depreciation and Amortization).

•	An increase of $1 million due to customer growth in 2015 primarily in the residential classes.

The aggregate amount of these increases was partially offset by a decrease of $4 million in revenue related to the resale by DPL of renewable energy to PJM (which is substantially offset in Purchased Energy and Depreciation and Amortization).

Default Electricity Supply

	2015	2014	Change
Default Electricity Supply Revenue
Residential	$731	$659	$72
Commercial and industrial	275	273	2
Other	79	138	(59)

Total Default Electricity Supply Revenue	$1,085	$1,070	$15

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale by ACE in the PJM RTO market of energy and capacity purchased under contracts with unaffiliated NUGs, and (ii) revenue from transmission enhancement credits.

	2015	2014	Change
Default Electricity Supply Sales (GWh)
Residential	7,735	6,967	768
Commercial and industrial	2,739	2,562	177
Other	22	21	1

Total Default Electricity Supply Sales	10,496	9,550	946

	2015	2014	Change
Default Electricity Supply Customers (in thousands)
Residential	1,430	1,368	62
Commercial and industrial	131	126	5
Other	—	—	—

Total Default Electricity Supply Customers	1,561	1,494	67

Default Electricity Supply Revenue increased by $15 million primarily due to:

•	An increase of $46 million due to higher sales primarily as a result of customer migration from competitive suppliers.

•	An increase of $24 million due to higher sales primarily as a result of colder weather during the first quarter and warmer weather during the second quarter of 2015, as compared to 2014.

•	A net increase of $17 million due to higher Pepco and DPL non-weather related average customer usage, partially offset by lower usage at ACE.

The aggregate amount of these increases was partially offset by:

•	A decrease of $61 million in wholesale energy and capacity resale revenues primarily due to lower market prices for the resale of electricity and capacity purchased from NUGs.

PEPCO HOLDINGS

•	A net decrease of $12 million as a result of lower Pepco and DPL Default Electricity Supply rates, partially offset by higher ACE rates.

The variances described above with respect to Default Electricity Supply Revenue include the effects of an increase of $3 million in ACE’s BGS unbilled revenue resulting primarily from customer migration from competitive suppliers in the unbilled revenue period for the six months ended June 30, 2015 as compared to the corresponding period in 2014. Such an increase in ACE’s BGS unbilled revenue has the effect of directly increasing the profitability of ACE’s Default Electricity Supply business ($2 million increase in net income) as these unbilled revenues are not included in the deferral calculation until they are billed to customers under the BGS terms approved by the NJBPU.

Regulated Gas

	2015	2014	Change
Regulated Gas Revenue
Residential	$65	$68	$(3)
Commercial and industrial	34	38	(4)
Transportation and other	6	6	—

Total Regulated Gas Revenue	$105	$112	$(7)

	2015	2014	Change
Regulated Gas Sales (million cubic feet)
Residential	5,934	5,710	224
Commercial and industrial	3,675	3,540	135
Transportation and other	3,572	3,662	(90)

Total Regulated Gas Sales	13,181	12,912	269

	2015	2014	Change
Regulated Gas Customers (in thousands)
Residential	119	117	2
Commercial and industrial	10	9	1
Transportation and other	—	—	—

Total Regulated Gas Customers	129	126	3

Regulated Gas Revenue decreased by $7 million primarily due to a decrease of $9 million due to a Gas Cost Rate (GCR) decrease effective November 2014, partially offset by an increase of $2 million due to higher sales primarily as a result of colder weather during the winter months of 2015, as compared to 2014.

Other Gas Revenue

Other Gas Revenue decreased by $7 million primarily due to lower volumes and lower average prices for off-system sales to electric generators and gas marketers.

Pepco Energy Services

Pepco Energy Services’ operating revenue decreased by $16 million primarily due to:

•	A decrease of $33 million in its energy savings business primarily associated with lower construction activity.

•	A decrease of $5 million from its thermal business in Atlantic City primarily due to the loss of a customer in 2015.

•	An increase of $22 million in underground transmission and distribution construction activities.

PEPCO HOLDINGS

Operating Expenses

Fuel and Purchased Energy and Other Services Cost of Sales

A detail of PHI’s consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:

	2015	2014	Change
Power Delivery	$1,070	$1,075	$(5)
Pepco Energy Services	95	109	(14)
Corporate and Other	—	—	—

Total	$1,165	$1,184	$(19)

Power Delivery

Power Delivery’s Fuel and Purchased Energy expense consists of the cost of electricity and natural gas purchased by its utility subsidiaries to fulfill their respective Default Electricity Supply and Regulated Gas obligations and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of natural gas purchased for off-system sales. Power Delivery’s Fuel and Purchased Energy expense decreased by $5 million primarily due to:

•	A decrease of $71 million due to lower average electricity costs under Default Electricity Supply contracts.

•	A decrease of $15 million in the cost of gas purchases for on-system sales as a result of lower prices.

•	A decrease of $5 million in the cost of gas purchases for off-system sales as a result of lower volumes and lower average prices.

The aggregate amount of these decreases was partially offset by:

•	An increase of $48 million primarily due to customer migration from competitive suppliers.

•	An increase of $20 million due to higher electricity sales primarily as a result of warmer weather during the second quarter of 2015, as compared to 2014.

•	An increase of $10 million in deferred electricity expense primarily due to higher revenue associated with Pepco and DPL Default Electricity Supply sales, which resulted in a higher rate of recovery of Default Electricity Supply costs.

•	An increase of $7 million from the settlement of financial hedges entered into as part of DPL’s hedge program for the purchase of regulated natural gas.

Pepco Energy Services

Pepco Energy Services’ Fuel and Purchased Energy expense and Other Services Cost of Sales decreased by $14 million primarily due to:

•	A decrease of $31 million in its energy savings business primarily associated with decreased construction activity.

•	A decrease of $3 million in its thermal business primarily due to lower natural gas prices and the loss of a customer in Atlantic City.

•	An increase of $20 million associated with increased underground transmission and distribution construction activities.

PEPCO HOLDINGS

Other Operation and Maintenance

A detail of PHI’s Other Operation and Maintenance expense is as follows:

	2015	2014	Change
Power Delivery	$511	$429	$82
Pepco Energy Services	25	23	2
Corporate and Other	(21)	(15)	(6)

Total	$515	$437	$78

Power Delivery

Other Operation and Maintenance expense for Power Delivery increased by $82 million primarily due to:

•	An increase of $33 million due to new customer information system implementation and support costs.

•	An increase of $13 million associated with higher tree trimming and maintenance costs.

•	An increase of $8 million in internal and external Merger-related integration costs.

•	An increase of $6 million in bad debt expense, of which $3 million is deferred and recoverable.

•	An increase of $4 million due to higher capitalized labor in 2014.

•	An increase of $4 million in customer service costs.

•	An increase of $3 million due to the 2014 deferral of distribution rate case costs previously charged to Other Operation and Maintenance expense. The deferral was recorded in accordance with DCPSC rate order issued in March 2014 authorizing the recovery of these costs.

•	An increase of $3 million in environmental remediation costs.

•	An increase of $3 million in pension costs.

•	An increase of $2 million primarily due to an increase in incremental storm costs related to a severe storm with high winds and heavy rains on June 23, 2015 in the respective service territories of DPL and ACE. This storm resulted in widespread customer outages in each of these service territories and caused damage to the electric transmission and distribution systems of each utility. Total incremental storm restoration costs incurred by PHI for this storm through June 30, 2015 were $30 million, with $12 million incurred for repair work and $18 million incurred as capital expenditures. Costs incurred for repair work of $10 million were deferred as regulatory assets to reflect the probable recovery of these storm restoration costs in Maryland and New Jersey, and $2 million was charged to Other Operation and Maintenance expense. As of June 30, 2015, total incremental storm restoration costs included $24 million of estimated costs for unbilled restoration services provided by certain outside contractors. Actual costs for these services may vary from the estimates. DPL and ACE intend to pursue recovery of these incremental storm restoration costs in their respective jurisdictions in their next electric distribution base rate cases.

Pepco Energy Services

Other Operation and Maintenance expense for Pepco Energy Services increased by $2 million primarily due to higher bid and proposal costs and higher administrative expenses associated with its energy savings business.

PEPCO HOLDINGS

Corporate and Other

Other Operation and Maintenance expense for Corporate and Other decreased by $6 million primarily due to lower internal and external Merger-related transaction costs during 2015, as compared to 2014.

Depreciation and Amortization

Depreciation and Amortization expense increased by $51 million to $316 million in 2015 from $265 million in 2014 primarily due to:

•	An increase of $22 million in amortization of regulatory assets primarily associated with EmPower Maryland surcharge rate increases effective February 2014 and 2015 (which is offset by an increase in Regulated T&D Electric Revenue).

•	An increase of $11 million due to utility plant additions.

•	An increase of $9 million in amortization of stranded costs primarily as the result of higher revenue due to a net increase effective October 2014 for the ACE Market Transition Charge tax (partially offset in Default Electricity Supply Revenue).

•	An increase of $5 million in amortization of software, primarily related to the implementation of a new customer information system.

•	An increase of $4 million in the Delaware Renewable Energy Portfolio Standards deferral (which is substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

Other Taxes

Other Taxes increased by $7 million to $213 million in 2015 from $206 million in 2014. The increase was primarily due to:

•	An increase of $4 million in utility taxes that are collected and passed through by Power Delivery (substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

•	An increase of $3 million in property taxes.

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

Deferred Electric Service Costs decreased by $10 million to an expense of $21 million in 2015 as compared to an expense of $31 million in 2014 primarily due to a decrease in deferred electricity expense as a result of lower Default Electricity Supply revenue rates.

PEPCO HOLDINGS

Other Income (Expenses)

Other Expenses (which are net of Other Income) increased by $13 million to a net expense of $118 million in 2015 from a net expense of $105 million in 2014 primarily due to:

•	An increase of $8 million related to gains recorded in 2014 associated with condemnation awards of certain Pepco transmission property.

•	An increase of $5 million in interest expense associated with higher long-term debt.

Income Tax Expense

PHI’s income tax expense decreased by $34 million to $57 million in 2015 from $91 million in 2014. PHI’s consolidated effective income tax rates for the six months ended June 30, 2015 and 2014 were 35.0% and 41.6%, respectively.

The decrease in the effective tax rate primarily resulted from an increase in asset removal costs, tax benefits of $4 million recorded in the first quarter of 2015 related to certain energy efficiency tax deductions associated with Pepco Energy Services’ energy savings performance contracting services and a decrease in Merger-related costs (which are not tax-deductible).

Capital Resources and Liquidity

This section discusses PHI’s working capital, cash flow activity, capital requirements and other uses and sources of capital.

Working Capital

At June 30, 2015, PHI’s current assets on a consolidated basis totaled $1.3 billion and its consolidated current liabilities totaled $2.0 billion, resulting in a working capital deficit of $742 million. PHI expects the working capital deficit at June 30, 2015 to be funded during 2015 in part through cash flows from operations, from the issuance of short-term debt and the sale of preferred stock. At December 31, 2014, PHI’s current assets on a consolidated basis totaled $1.1 billion and its consolidated current liabilities totaled $2.1 billion, for a working capital deficit of $981 million. The decrease of $239 million in the working capital deficit from December 31, 2014 to June 30, 2015 was primarily due to an increase in cash and accounts receivable, a decrease in the current portion of long-term debt and project funding, partially offset by an increase in short-term debt.

At June 30, 2015, PHI’s consolidated cash and cash equivalents totaled $34 million, which consisted of cash and uncollected funds but excluded current Restricted cash equivalents (cash that is available to be used only for designated purposes) that totaled $13 million. At December 31, 2014, PHI’s consolidated cash and cash equivalents totaled $14 million, which consisted of cash and uncollected funds but excluded current Restricted cash equivalents that totaled $25 million.

PEPCO HOLDINGS

A detail of PHI’s short-term debt balance and current maturities of long-term debt and project funding balance is as follows:

	As of June 30, 2015
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Pepco Energy Services	PHI Consolidated
	(millions of dollars)
Variable Rate Demand Bonds	$—	$—	$105	$—	$—	$—	$105
Commercial Paper	445	—	30	218	—	—	693

Total Short-Term Debt	$445	$—	$135	$218	$—	$—	$798

Current Portion of Long-Term Debt and Project Funding	$250	$—	$—	$15	$45	$2	$312

	As of December 31, 2014
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Pepco Energy Services	PHI Consolidated
	(millions of dollars)
Variable Rate Demand Bonds	$—	$—	$105	$—	$—	$—	$105
Commercial Paper	287	104	106	127	—	—	624

Total Short-Term Debt	$287	$104	$211	$127	$—	$—	$729

Current Portion of Long-Term Debt and Project Funding	$250	$12	$100	$15	$44	$10	$431

Commercial Paper

PHI, Pepco, DPL and ACE maintain commercial paper programs to address short-term liquidity needs. As of June 30, 2015, the maximum capacity available under these programs was $875 million, $500 million, $500 million and $350 million, respectively, subject to available borrowing capacity under the credit facility.

PHI, Pepco, DPL and ACE had $445 million, zero, $30 million and $218 million, respectively, of commercial paper outstanding at June 30, 2015. The weighted average interest rate for commercial paper issued by PHI, Pepco, DPL and ACE during the six months ended June 30, 2015 was 0.74%, 0.43%, 0.46% and 0.46%, respectively. The weighted average maturity of all commercial paper issued by PHI, Pepco, DPL and ACE during the six months ended June 30, 2015 was nine, five, five and five days, respectively.

Financing Activity During the Three Months Ended June 30, 2015

Bond Issuance

In May 2015, DPL issued $200 million of 4.15% first mortgage bonds due May 15, 2045. Net proceeds from the issuance of the bonds were used by DPL to repay outstanding commercial paper and for general corporate purposes.

Bond Payments

In April 2015, ACE Funding made principal payments of $7 million on its Series 2002-1 Bonds, Class A-3, and $3 million on its Series 2003-1 Bonds, Class A-3.

Bond Retirements

In June 2015, DPL retired, at maturity, $100 million of its 5.00% unsecured notes.

PEPCO HOLDINGS

Long-Term Project Funding

In April 2015, Pepco Energy Services retired $5 million in project funding upon the early termination of a contract by a customer. Pepco Energy Services used the early termination proceeds from the customer to retire the current and long-term portions of the project funding.

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

The aggregate borrowing limit under the amended and restated credit facility is $1.5 billion, all or any portion of which may be used to obtain loans and up to $500 million of which may be used to obtain letters of credit. The facility also includes a swingline loan sub-facility, pursuant to which each company may make same day borrowings in an aggregate amount not to exceed 10% of the total amount of the facility. Any swingline loan must be repaid by the borrower within fourteen days of receipt. The credit sublimit is $750 million, $200 million, $250 million and $300 million for PHI, Pepco, DPL and ACE, respectively. The sublimits may be increased or decreased by the individual borrower during the term of the facility, except that (i) the sum of all of the borrower sublimits following any such increase or decrease must equal the total amount of the facility, and (ii) the aggregate amount of credit used at any given time by (a) PHI may not exceed $1.25 billion, and (b) each of Pepco, DPL or ACE may not exceed the lesser of $500 million or the maximum amount of short-term debt the company is permitted to have outstanding by its regulatory authorities. The total number of the sublimit reallocations may not exceed eight per year during the term of the facility.

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

Sale of Receivables

During 2014, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project pursuant to a Task Order entered into under a General Services Administration area-wide agreement. The purchase price received by Pepco was $12 million. The energy savings project, which is being performed by Pepco Energy Services, was completed in 2014. Pursuant to the purchase agreement, following acceptance of the energy savings project by the buyer, the buyer is entitled to receive the contract payments under the Task Order payable by the buyer over approximately 9 years. The energy savings project was accepted during the first quarter of 2015 and the amount was removed from the Current portion of long-term debt and project funding.

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

Cash and Credit Facility Available as of June 30, 2015

	Consolidated PHI	PHI Parent	Utility Subsidiaries
	(millions of dollars)
Credit Facility (Total Capacity)	$1,500	$750	$750
Less: Letters of Credit issued	1	1	—
Commercial Paper outstanding	693	445	248

Remaining Credit Facility Available	806	304	502
Cash Invested in Money Market Funds (a)	20	1	19

Total Cash and Credit Facility Available	$826	$305	$521

(a)	Cash and cash equivalents reported on the PHI consolidated balance sheet totaled $34 million, of which $20 million was invested in money market funds, and the balance was held in cash and uncollected funds.

Financing Activities Subsequent to June 30, 2015

Bond Payments

In July 2015, ACE Funding made the final principal payment of $1 million on its Series 2002-1 Bonds, Class A-3, and principal payments of $6 million on its Series 2002-1 Bonds, Class A-4 and $3 million on its Series 2003-1 Bonds, Class A-3.

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

Under the Pension Protection Act, if a plan incurs a funding shortfall in the preceding plan year, there can be required minimum quarterly contributions in the current and following plan years. In 2015, PHI, Pepco, DPL and ACE do not expect to make discretionary tax-deductible contributions to the PHI Retirement Plan. Management expects that the current balance of the PHI Retirement Plan assets is at least equal to the funding target liability for 2015 under the Pension Protection Act. During 2014, PHI, Pepco, DPL and ACE made no discretionary tax-deductible contributions to the PHI Retirement Plan. PHI satisfied the minimum required contribution rules under the Pension Protection Act in 2014. For additional discussion of PHI’s Pension and Other Postretirement Benefits, see Note (8), “Pension and Other Postretirement Benefits,” to the consolidated financial statements of PHI.

PEPCO HOLDINGS

PHI provides certain postretirement health care and life insurance benefits for eligible retired employees. Most employees hired after January 1, 2005 or later will not have company subsidized retiree health care coverage; however, they will be able to purchase coverage at full cost through PHI.

Based on the results of the 2014 actuarial valuation, PHI’s net periodic pension and other postretirement benefit (OPEB) costs were approximately $58 million in 2014. The current estimate of net periodic pension and other postretirement benefit cost for 2015 is $97 million. The utility subsidiaries are responsible for substantially all of the total PHI net periodic pension and OPEB costs. PHI anticipates approximately 36% of its annual net periodic pension and OPEB costs will be capitalized in 2015.

Cash Flow Activity

PHI’s cash flows for the six months ended June 30, 2015 and 2014 are summarized below:

	Cash Source (Use)
	2015	2014	Change
	(millions of dollars)
Operating Activities	$339	$419	$(80)
Investing Activities	(552)	(546)	(6)
Financing Activities	233	288	(55)

Net increase in cash and cash equivalents	$20	$161	$(141)

Operating Activities

Cash flows from operating activities during the six months ended June 30, 2015 and 2014 are summarized below:

	Cash Source (Use)
	2015	2014	Change
	(millions of dollars)
Net income	$106	$128	$(22)
Non-cash adjustments to net income	315	250	65
Changes in cash collateral related to derivative activities	5	(5)	10
Changes in other assets and liabilities	(87)	46	(133)

Net cash from operating activities	$339	$419	$(80)

Net cash from operating activities decreased $80 million for the six months ended June 30, 2015, compared to the same period in 2014. The decrease was primarily due to a net increase in other assets and liabilities of $133 million, which was primarily driven by an increase in accounts receivable. The increase in accounts receivable reflects revenue increases in the first half of 2015 as compared to the first half of 2014 associated with electric distribution rate increases, demand-side management programs and renewable energy programs, as well as certain changes in billing and collection processes associated with the implementation of a new customer information system in January 2015.

PEPCO HOLDINGS

Investing Activities

Cash flows used by investing activities during the six months ended June 30, 2015 and 2014 are summarized below:

	Cash (Use) Source
	2015	2014	Change
	(millions of dollars)
Investment in property, plant and equipment	$(562)	$(553)	$(9)
DOE capital reimbursement awards received	—	4	(4)
Proceeds from sales of land	—	8	(8)
Changes in restricted cash equivalents	12	(8)	20
Net other investing activities	(2)	3	(5)

Net cash used by investing activities	$(552)	$(546)	$(6)

Net cash used by investing activities increased $6 million for the six months ended June 30, 2015, compared to the same period in 2014. The increase was primarily due to a $9 million increase in investments in property, plant and equipment, a $4 million decrease in DOE capital reimbursement awards received due to the completion of the award, $8 million of proceeds from the sales of land received in 2014, partially offset by a $20 million decrease in restricted cash equivalents related to changes in collateral received from third party suppliers for Default Electricity Supply.

Financing Activities

Cash flows from financing activities during the six months ended June 30, 2015 and 2014 are summarized below:

	Cash (Use) Source
	2015	2014	Change
	(millions of dollars)
Dividends paid on common stock	$(137)	$(136)	$(1)
Common stock issued for the Direct Stock Purchase and Dividend Reinvestment Plan and employee-related compensation	19	26	(7)
Issuances of Series A preferred stock	36	90	(54)
Issuances of long-term debt	408	608	(200)
Reacquisitions of long-term debt	(133)	(206)	73
Issuances (repayments) of short-term debt, net	69	(86)	155
Cost of issuances	(6)	(8)	2
Net other financing activities	(23)	—	(23)

Net cash from financing activities	$233	$288	$(55)

Net cash from financing activities decreased $55 million for the six months ended June 30, 2015, compared to the same period in 2014. The decrease was primarily due a $127 million decrease in long-term debt issuances, net of reacquisitions and a $54 million decrease in issuances of Series A preferred stock, partially offset by a $155 million increase in short-term debt issuances, net of repayments.

PEPCO HOLDINGS

Changes in Outstanding Long-Term Debt

Cash flows from the issuances and reacquisitions of long-term debt for the six months ended June 30, 2015 and 2014 are summarized below:

	Issuances
	2015	2014
	(millions of dollars)
Pepco
3.60% First mortgage bonds due 2024	$—	$400
4.15% First mortgage bonds due 2043	208	—
Project Funding Debt	—	4

	208	404

DPL
3.50% First mortgage bonds due 2023	—	204
4.15% First mortgage bonds due 2045	200	—

	200	204

	$408	$608

	Reacquisitions
	2015	2014
	(millions of dollars)
Pepco
Project Funding Debt	$12	$—
4.65% First mortgage bonds due 2014	—	175

	12	175

DPL
5.00% Unsecured notes due 2015	100	—

	100	—

ACE
Securitization bonds due 2014-2015	21	—
Securitization bonds due 2013-2014	—	20

	21	20

PCI
6.59% - 6.69% Recourse Debt	—	11

	—	11

	$133	$206

Changes in Short-Term Debt

As of June 30, 2015, PHI had a total of $693 million of commercial paper outstanding as compared to $624 million of commercial paper outstanding as of December 31, 2014.

PEPCO HOLDINGS

Capital Requirements

Capital Expenditures

Pepco Holdings’ capital expenditures for the six months ended June 30, 2015 were $562 million, of which $254 million was incurred by Pepco, $154 million was incurred by DPL, $138 million was incurred by ACE, $2 million was incurred by Pepco Energy Services and $14 million was incurred by Corporate and Other. The Power Delivery expenditures were primarily related to capital costs associated with distribution and transmission services. Corporate and Other capital expenditures primarily consisted of hardware and software expenditures that will be allocated to Power Delivery when the assets are placed in service.

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

During 2010, Pepco, ACE and the DOE signed agreements formalizing the $168 million in awards. Of the total $168 million in DOE awards, $130 million was offset against smart grid-related capital expenditures of Pepco and ACE. The remaining $38 million is being used to offset incremental expenditures associated with direct load control and other Pepco and ACE programs, which have been deferred as regulatory assets. As of June 30, 2015, Pepco and ACE have received all of their DOE award payments.

The IRS announced that, to the extent these grants are expended on capital items, they would not be considered taxable income.

Guarantees, Indemnifications, Obligations and Off-Balance Sheet Arrangements

PHI and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations that they have entered into in the normal course of business to facilitate commercial transactions with third parties.

PHI guarantees the obligations of Pepco Energy Services under certain contracts in its energy savings performance contracting business and underground transmission and distribution construction business. At June 30, 2015, PHI’s guarantees of Pepco Energy Services’ obligations under these contracts totaled $261 million. PHI also guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for construction projects. These guarantees totaled $173 million at June 30, 2015.

PEPCO HOLDINGS

In addition, PHI guarantees certain obligations of Pepco, DPL and ACE under surety bonds obtained by these subsidiaries, for construction projects and self-insured workers compensation matters. These guarantees totaled $48 million at June 30, 2015.

For additional discussion of PHI’s third party guarantees, indemnifications, obligations and off-balance sheet arrangements, see Note (15), “Commitments and Contingencies – Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements,” to the consolidated financial statements of PHI.

Dividends

On July 23, 2015, Pepco Holdings’ Board of Directors declared a dividend (the Third Quarter Dividend) of $0.27 per share, payable September 30, 2015 to holders of common stock of record on the close of business on September 10, 2015. On April 23, 2015, the Board of Directors previously declared a pro-rata dividend payable in lieu of the Third Quarter Dividend in the event the Merger is completed before the close of business on September 10, 2015. The pro-rata dividend is payable 20 days after the Merger is completed to holders of common stock of record as of the day immediately prior to the day the Merger is completed, at a rate of $0.002967 per share per day beginning June 11, 2015 and ending the day before the Merger is completed.

Contractual Arrangements with Credit Rating Triggers or Margining Rights

Under certain contractual arrangements entered into by PHI’s subsidiaries, the subsidiary may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit ratings of PHI or the subsidiary are downgraded. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. Based on contractual provisions in effect at June 30, 2015, a downgrade in the unsecured debt credit ratings of PHI and each of its rated subsidiaries to below “investment grade” would increase the collateral obligation of PHI and its subsidiaries by up to $31 million. This amount is attributable primarily to project financing for energy services contracts and accounts payable to independent system operators and distribution companies. PHI believes that it and its subsidiaries currently have sufficient liquidity to fund their operations and meet their financial obligations.

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

In addition to its formula rate, each utility’s return on equity is supplemented by incentive rates, sometimes referred to as “adders,” and other incentives, which are authorized by FERC to promote capital investment in transmission infrastructure. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. In addition, ROE adders are in effect for each of Pepco, DPL and ACE relating to specific transmission upgrades and improvements. As members of PJM, the transmission rates of Pepco, DPL and ACE are set out in PJM’s Open Access Transmission Tariff. See Note (7), “Regulatory Matters – Rate Proceedings – FERC Transmission ROE Challenges,” to the consolidated financial statements of PHI, regarding certain challenges to Pepco’s, DPL’s and ACE’s base ROE.

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

General Overview

Pepco is engaged in the transmission and distribution of electricity in the District of Columbia and major portions of Prince George’s County and Montgomery County in suburban Maryland. Pepco also provides Default Electricity Supply. Pepco’s service territory covers approximately 640 square miles and, as of June 30, 2015, had a population of approximately 2.3 million. As of June 30, 2015, approximately 57% of delivered electricity sales were to Maryland customers and approximately 43% were to District of Columbia customers.

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

PEPCO

Transmission ROE Challenges

For information about the challenges to Pepco’s base ROE and the application of the formula rate process, each associated with the transmission services it provides, please refer to Note (6), “Regulatory Matters – Rate Proceedings – FERC Transmission ROE Challenges,” to the financial statements of Pepco.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Pepco’s net income for the six months ended June 30, 2015 was $68 million compared to $78 million for the six months ended June 30, 2014. The $10 million decrease in earnings was primarily due to the following:

•	A decrease of $16 million due to higher operation and maintenance expense primarily related to the implementation of a new customer information system, distribution system maintenance and previously expensed District of Columbia rate case costs established as a regulatory asset in 2014.

•	A decrease of $5 million in other income related to a gain recorded in 2014 associated with condemnation awards for certain transmission property.

•	A decrease of $3 million due to higher depreciation and amortization expense associated with regulatory assets and increases in plant investment.

•	A decrease of $2 million due to higher interest expense.

•	An increase of $11 million from electric distribution base rate increases in the District of Columbia and in Maryland.

•	An increase of $3 million in regulated T&D electric revenue, primarily due to customer growth.

•	An increase of $1 million due to higher transmission revenue attributable to a change in FERC formula rates.

PEPCO

Results of Operations

The following results of operations discussion compares the six months ended June 30, 2015 to the six months ended June 30, 2014. All amounts in the tables (except sales and customers) are in millions of dollars.

A condensed summary of Pepco’s statement of income for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, is set forth in the table below:

	2015	2014	Change
Operating revenue	$1,074	$1,043	$31

Purchased energy	393	407	(14)
Other operation and maintenance	216	184	32
Depreciation and amortization	133	112	21
Other taxes	186	180	6

Total operating expenses	928	883	45

Operating income	146	160	(14)
Other income (expenses)	(48)	(38)	(10)

Income before income tax expense	98	122	(24)
Income tax expense	30	44	(14)

Net income	$68	$78	$(10)

Operating Revenue

	2015	2014	Change
Regulated T&D Electric Revenue	$652	$605	$47
Default Electricity Supply Revenue	407	422	(15)
Other Electric Revenue	15	16	(1)

Total Operating Revenue	$1,074	$1,043	$31

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

PEPCO

Regulated T&D Electric

	2015	2014	Change
Regulated T&D Electric Revenue
Residential	$204	$178	$26
Commercial and industrial	351	334	17
Transmission and other	97	93	4

Total Regulated T&D Electric Revenue	$652	$605	$47

	2015	2014	Change
Regulated T&D Electric Sales (GWh)
Residential	4,489	4,058	431
Commercial and industrial	8,568	8,719	(151)
Transmission and other	71	78	(7)

Total Regulated T&D Electric Sales	13,128	12,855	273

	2015	2014	Change
Regulated T&D Electric Customers (in thousands)
Residential	739	728	11
Commercial and industrial	74	74	—
Transmission and other	—	—	—

Total Regulated T&D Electric Customers	813	802	11

Regulated T&D Electric Revenue increased by $47 million primarily due to:

•	An increase of $18 million due to electric distribution base rate increases in the District of Columbia effective April 2014 and in Maryland effective July 2014.

•	An increase of $18 million due to EmPower Maryland rate increases effective February 2014 and 2015 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $3 million in capacity revenue as a result of expanding Maryland demand side management programs (which is partially offset in Depreciation and Amortization).

•	An increase of $3 million due to customer growth in 2015, primarily in the residential class.

•	An increase of $2 million in transmission revenue rates effective June 1, 2014 related to increases in transmission plant investment and operating expenses, partially offset by the establishment of a reserve related to the FERC ROE complaints.

PEPCO

Default Electricity Supply

	2015	2014	Change
Default Electricity Supply Revenue
Residential	$288	$287	$1
Commercial and industrial	109	127	(18)
Other	10	8	2

Total Default Electricity Supply Revenue	$407	$422	$(15)

	2015	2014	Change
Default Electricity Supply Sales (GWh)
Residential	3,490	3,096	394
Commercial and industrial	1,343	1,406	(63)
Other	2	3	(1)

Total Default Electricity Supply Sales	4,835	4,505	330

	2015	2014	Change
Default Electricity Supply Customers (in thousands)
Residential	610	572	38
Commercial and industrial	45	44	1
Other	—	—	—

Total Default Electricity Supply Customers	655	616	39

Default Electricity Supply Revenue decreased by $15 million primarily due to a decrease of $43 million as a result of lower Default Electricity Supply rates, partially offset by:

•	An increase of $15 million in average customer usage.

•	An increase of $10 million due to higher sales primarily as a result of colder weather during the first quarter and warmer weather during the second quarter of 2015, as compared to 2014.

•	An increase of $4 million due to higher sales primarily as a result of customer migration from competitive suppliers.

The following table shows the percentages of Pepco’s total distribution sales by jurisdiction that are derived from customers receiving Default Electricity Supply from Pepco. Amounts are for the six months ended June 30:

	2015	2014
Sales to District of Columbia customers	30%	27%
Sales to Maryland customers	42%	41%

PEPCO

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by Pepco to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy decreased by $14 million to $393 million in 2015 from $407 million in 2014 primarily due to a decrease of $46 million due to lower average electricity costs under Default Electricity Supply contracts partially offset by:

•	An increase of $18 million primarily due to customer migration from competitive suppliers.

•	An increase of $9 million due to higher electricity sales primarily as a result of warmer weather during the second quarter of 2015, as compared to 2014.

•	An increase of $5 million in deferred electricity expense primarily due to higher revenue associated with Default Electricity Supply sales, which resulted in a higher rate of recovery of Default Electricity Supply costs.

Other Operation and Maintenance

Other Operation and Maintenance expense increased by $32 million to $216 million in 2015 from $184 million in 2014 primarily due to:

•	An increase of $15 million due to new customer information system implementation and support costs.

•	An increase of $4 million primarily associated with higher tree trimming and maintenance costs.

•	An increase of $4 million due to higher capitalized labor in 2014.

•	An increase of $4 million in internal and external Merger-related integration costs.

•	An increase of $3 million due to the 2014 deferral of distribution rate case costs previously charged to Other Operation and Maintenance expense. The deferral was recorded in accordance with a DCPSC rate order issued in March 2014 authorizing the recovery of these costs.

•	An increase of $1 million in pension costs.

Depreciation and Amortization

Depreciation and Amortization expense increased by $21 million to $133 million in 2015 from $112 million in 2014 primarily due to:

•	An increase of $16 million in amortization of regulatory assets primarily associated with EmPower Maryland surcharge rate increases effective February 2014 and 2015 (which is offset in Regulated T&D Electric Revenue).

•	An increase of $5 million due to utility plant additions.

PEPCO

Other Taxes

Other Taxes increased by $6 million to $186 million in 2015 from $180 million in 2014. The increase was primarily due to:

•	An increase of $3 million in utility taxes that are collected and passed through by Pepco (substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

•	An increase of $3 million in property taxes.

Other Income (Expenses)

Other Expenses (which are net of Other Income) increased by $10 million to a net expense of $48 million in 2015 from a net expense of $38 million in 2014. The increase was primarily due to $8 million of gains recorded in 2014 associated with condemnation awards for certain transmission property, and a $3 million increase in long-term debt interest expense.

Income Tax Expense

Pepco’s income tax expense decreased by $14 million to $30 million in 2015 from $44 million in 2014. Pepco’s effective income tax rates for the six months ended June 30, 2015 and 2014 were 30.6% and 36.1%, respectively. The decrease in the effective tax rate primarily resulted from an increase in asset removal costs.

Capital Requirements

Capital Expenditures

Pepco’s capital expenditures for the six months ended June 30, 2015 were $254 million. These expenditures were primarily related to capital costs associated with distribution and transmission services. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to Pepco when the assets are placed in service.

Pepco has several construction projects within its service territory where performance has been subcontracted to Pepco Energy Services. Pepco guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for these projects. These guarantees totaled $32 million at June 30, 2015.

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

During 2010, Pepco and the DOE signed agreements formalizing Pepco’s $149 million share of the $168 million award. Of the $149 million, $118 million was offset against smart grid-related capital expenditures of Pepco. The remaining $31 million is being used to offset incremental expenditures associated with direct load control and other programs, which have been deferred as regulatory assets. As of June 30, 2015, Pepco has received all of its DOE award payments.

The IRS announced that, to the extent these grants are expended on capital items, they would not be considered taxable income.

DPL

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Delmarva Power & Light Company

DPL meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q, and accordingly information otherwise required under this Item has been omitted in accordance with General Instruction H(2) to Form 10-Q.

General Overview

DPL is engaged in the transmission and distribution of electricity in portions of Delaware and Maryland. DPL also provides Default Electricity Supply. DPL’s electricity distribution service territory covers approximately 5,000 square miles and, as of June 30, 2015, had a population of approximately 1.4 million. As of June 30, 2015, approximately 64% of delivered electricity sales were to Delaware customers and approximately 36% were to Maryland customers. In northern Delaware, DPL also supplies and distributes natural gas to retail customers and provides transportation-only services to retail customers who purchase natural gas from other suppliers. DPL’s natural gas distribution service territory covers approximately 275 square miles and, as of June 30, 2015, had a population of approximately 0.5 million.

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

Transmission ROE Challenges

For information about the challenges to DPL’s base ROE and the application of the formula rate process, each associated with the transmission services it provides, please refer to Note (7), “Regulatory Matters – Rate Proceedings – FERC Transmission ROE Challenges,” to the financial statements of DPL.

DPL

Earnings Overview

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

DPL’s net income for the six months ended June 30, 2015 was $40 million compared to $56 million for the six months ended June 30, 2014. The $16 million decrease in earnings was primarily due to the following:

•	A decrease of $16 million due to higher operation and maintenance expense primarily related to the implementation of a new customer information system and distribution system maintenance.

•	A decrease of $3 million due to higher depreciation and amortization expense primarily resulting from increases in plant investment.

•	A decrease of $1 million due to higher interest expense.

•	An increase of $3 million in regulated T&D electric revenue primarily due to the effect of colder weather during the first quarter and warmer weather during the second quarter 2015.

•	An increase of $2 million due to higher transmission revenue attributable to a change in FERC formula rates.

Results of Operations

The following results of operations discussion compares the six months ended June 30, 2015 to the six months ended June 30, 2014. All amounts in the tables (except sales and customers) are in millions of dollars.

A condensed summary of DPL’s statement of income for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, is set forth in the table below:

	2015	2014	Change
Operating revenue	$698	$676	$22

Purchased energy	298	282	16
Gas purchased	58	71	(13)
Other operation and maintenance	158	131	27
Depreciation and amortization	75	60	15
Other taxes	23	21	2

Total operating expenses	612	565	47

Operating income	86	111	(25)
Other income (expenses)	(20)	(17)	(3)

Income before income tax expense	66	94	(28)
Income tax expense	26	38	(12)

Net income	$40	$56	$(16)

DPL

Electric Operating Revenue

	2015	2014	Change
Regulated T&D Electric Revenue	$292	$273	$19
Default Electricity Supply Revenue	290	270	20
Other Electric Revenue	5	8	(3)

Total Electric Operating Revenue	$587	$551	$36

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

Regulated T&D Electric

	2015	2014	Change
Regulated T&D Electric Revenue
Residential	$130	$122	$8
Commercial and industrial	85	75	10
Transmission and other	77	76	1

Total Regulated T&D Electric Revenue	$292	$273	$19

	2015	2014	Change
Regulated T&D Electric Sales (GWh)
Residential	2,872	2,708	164
Commercial and industrial	3,451	3,540	(89)
Transmission and other	23	24	(1)

Total Regulated T&D Electric Sales	6,346	6,272	74

	2015	2014	Change
Regulated T&D Electric Customers (in thousands)
Residential	454	447	7
Commercial and industrial	60	60	—
Transmission and other	1	1	—

Total Regulated T&D Electric Customers	515	508	7

DPL

Regulated T&D Electric Revenue increased by $19 million primarily due to:

•	An increase of $8 million due to EmPower Maryland rate increases effective February 2014 and 2015 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $6 million primarily due to a rate increase effective May 2014 associated with the Renewable Portfolio Surcharge in Delaware (which is substantially offset in Fuel and Purchased Energy and Depreciation and Amortization).

•	An increase of $4 million in transmission revenue resulting from higher rates effective June 1, 2014 and June 1, 2015 related to increases in transmission plant investment and operating expenses, partially offset by the establishment of a reserve related to the FERC ROE complaints.

•	An increase of $3 million due to higher sales as a result of colder weather during the first quarter and warmer weather during the second quarter of 2015, as compared to 2014.

•	An increase of $1 million due to higher non-weather related average residential customer usage.

The aggregate amount of these increases was partially offset by a decrease of $4 million in revenue related to the resale by DPL of renewable energy to PJM (which is substantially offset in Purchased Energy and Depreciation and Amortization).

Default Electricity Supply

	2015	2014	Change
Default Electricity Supply Revenue
Residential	$222	$209	$13
Commercial and industrial	62	55	7
Other	6	6	—

Total Default Electricity Supply Revenue	$290	$270	$20

	2015	2014	Change
Default Electricity Supply Sales (GWh)
Residential	2,492	2,305	187
Commercial and industrial	774	659	115
Other	13	13	—

Total Default Electricity Supply Sales	3,279	2,977	302

	2015	2014	Change
Default Electricity Supply Customers (in thousands)
Residential	398	390	8
Commercial and industrial	40	38	2
Other	—	—	—

Total Default Electricity Supply Customers	438	428	10

DPL

Default Supply Revenue increased by $20 million primarily due to:

•	An increase of $15 million due to higher sales primarily as a result of customer migration from competitive suppliers.

•	An increase of $7 million due to higher sales as a result of colder weather during the first quarter and warmer weather during the second quarter of 2015, as compared to 2014.

•	An increase of $4 million due to higher non-weather related average customer usage.

The aggregate amount of these increases was partially offset by a decrease of $7 million as a result of lower Default Electricity Supply rates.

The following table shows the percentages of DPL’s total distribution sales by jurisdiction that are derived from customers receiving Default Electricity Supply from DPL. Amounts are for the six months ended June 30:

	2015	2014
Sales to Delaware customers	50%	45%
Sales to Maryland customers	55%	53%

Natural Gas Operating Revenue

	2015	2014	Change
Regulated Gas Revenue	$105	$112	$(7)
Other Gas Revenue	6	13	(7)

Total Natural Gas Operating Revenue	$111	$125	$(14)

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

Regulated Gas

	2015	2014	Change
Regulated Gas Revenue
Residential	$65	$68	$(3)
Commercial and industrial	34	38	(4)
Transportation and other	6	6	—

Total Regulated Gas Revenue	$105	$112	$(7)

	2015	2014	Change
Regulated Gas Sales (million cubic feet)
Residential	5,934	5,710	224
Commercial and industrial	3,675	3,540	135
Transportation and other	3,572	3,662	(90)

Total Regulated Gas Sales	13,181	12,912	269

DPL

	2015	2014	Change
Regulated Gas Customers (in thousands)
Residential	119	117	2
Commercial and industrial	10	9	1
Transportation and other	—	—	—

Total Regulated Gas Customers	129	126	3

Regulated Gas Revenue decreased by $7 million primarily due to a decrease of $9 million due to a GCR decrease effective November 2014, partially offset by an increase of $2 million due to higher sales primarily as a result of colder weather during the winter months of 2015, as compared to 2014.

Other Gas Revenue

Other Gas Revenue decreased by $7 million primarily due to lower volumes and lower average prices for off-system sales to electric generators and gas marketers.

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by DPL to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy increased by $16 million to $298 million in 2015 from $282 million in 2014 primarily due to:

•	An increase of $18 million primarily due to customer migration from competitive suppliers.

•	An increase of $6 million due to higher electricity sales primarily as a result of warmer weather during the second quarter of 2015, as compared to 2014.

•	An increase of $5 million in deferred electricity expense primarily due to higher Default Electricity Supply rates, which resulted in a higher rate of recovery of Default Electricity Supply costs.

The aggregate amount of these increases was partially offset by:

•	A decrease of $12 million due to lower average electricity costs under Default Electricity Supply contracts.

•	A decrease of $1 million due to Renewable Energy Credits in Delaware (which is offset by a corresponding decrease in Regulated T&D Electric Revenue).

Gas Purchased

Gas Purchased expense consists of the cost of gas purchased by DPL to fulfill its obligation to regulated gas customers and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of gas purchased for off-system sales. Total Gas Purchased expense decreased by $13 million to $58 million in 2015 from $71 million in 2014 primarily due to the following:

•	A decrease of $15 million in the cost of gas purchases for on-system sales as a result of lower prices.

•	A decrease of $5 million in the cost of gas purchases for off-system sales as a result of lower volumes and lower average prices.

DPL

The aggregate amount of these decreases was partially offset by an increase of $7 million from the settlement of financial hedges entered into as part of DPL’s hedge program for the purchase of regulated natural gas.

Other Operation and Maintenance

Other Operation and Maintenance expense increased by $27 million to $158 million in 2015 from $131 million in 2014 primarily due to:

•	An increase of $9 million due to new customer information system implementation and support costs.

•	An increase of $3 million associated with higher maintenance and tree trimming costs.

•	An increase of $3 million in environmental remediation costs.

•	An increase of $3 million in bad debt expense.

•	An increase of $2 million in internal and external Merger-related integration costs.

•	An increase of $2 million in pension costs.

•	An increase of $1 million in customer service costs.

•	An increase of $1 million primarily due to an increase in incremental storm costs related to a severe storm with damaging winds and heavy rains in DPL’s Maryland jurisdiction on June 23, 2015. This storm resulted in widespread customer outages and caused damage to the electric transmission and distribution systems. Total incremental storm restoration costs incurred by DPL for this storm through June 30, 2015 were $4 million, with $2 million incurred for repair work and $2 million incurred as capital expenditures. Costs incurred for repair work of less than $1 million were deferred as regulatory assets to reflect the probable recovery of these storm restoration costs in Maryland, and $2 million was charged to Other Operation and Maintenance expense. As of June 30, 2015, total incremental storm restoration costs included $2 million of estimated costs for unbilled restoration services provided by certain outside contractors. Actual costs for these services may vary from the estimates. DPL intends to pursue recovery of these incremental storm restoration costs in its next electric distribution base rate cases.

Depreciation and Amortization

Depreciation and Amortization expense increased by $15 million to $75 million in 2015 from $60 million in 2014 primarily due to:

•	An increase of $7 million in amortization of regulatory assets primarily associated with EmPower Maryland surcharge rate increases effective February 2014 and 2015 (which is offset in Regulated T&D Electric Revenue).

•	An increase of $4 million in the Delaware Renewable Energy Portfolio Standards deferral (which is substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

•	An increase of $4 million due to utility plant additions.

Other Income (Expenses)

Other Expenses (which are net of Other Income) increased by $3 million to a net expense of $20 million in 2015 from a net expense of $17 million in 2014. The increase is primarily due to a $1 million increase in long-term debt interest expense and a $1 million decrease in income related to the AFUDC that is applied to construction projects.

DPL

Income Tax Expense

DPL’s income tax expense decreased by $12 million to $26 million in 2015 from $38 million in 2014. DPL’s effective income tax rates for the six months ended June 30, 2015 and 2014 were 39.4% and 40.4%, respectively.

Capital Requirements

Capital Expenditures

DPL’s capital expenditures for the six months ended June 30, 2015 were $154 million. These expenditures were primarily related to capital costs associated with distribution and transmission services. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to DPL when the assets are placed in service.

ACE

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Atlantic City Electric Company

ACE meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q, and accordingly information otherwise required under this Item has been omitted in accordance with General Instruction H(2) to Form 10-Q.

General Overview

ACE is engaged in the transmission and distribution of electricity in portions of southern New Jersey. ACE also provides Default Electricity Supply. Default Electricity Supply is known as BGS in New Jersey. ACE’s service territory covers approximately 2,700 square miles and, as of June 30, 2015, had a population of approximately 1.1 million.

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

Transmission ROE Challenges

For information about the challenges to ACE’s base ROE and the application of the formula rate process, each associated with the transmission services it provides, please refer to Note (6), “Regulatory Matters – Rate Proceedings – FERC Transmission ROE Challenges,” to the consolidated financial statements of ACE.

Earnings Overview

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

ACE’s consolidated net income for the six months ended June 30, 2015 was $14 million compared to $16 million for the six months ended June 30, 2014. The $2 million decrease in earnings was primarily due to the following:

•	A decrease of $11 million due to higher operation and maintenance expense primarily related to the implementation of a new customer information system and distribution system maintenance.

•	A decrease of $1 million due to higher depreciation and amortization expense primarily associated with increases in plant investment.

•	A decrease of $1 million due to higher interest expense.

•	An increase of $7 million from an electric distribution base rate increase in New Jersey.

•	An increase of $2 million in regulated T&D electric revenue primarily due to the effect of warmer weather during the second quarter 2015 and higher average customer usage.

•	An increase of $2 million associated with ACE Basic Generation Service primarily attributable to an increase in unbilled revenue due to customer migration from competitive suppliers.

ACE

Results of Operations

The following results of operations discussion compares the six months ended June 30, 2015 to the six months ended June 30, 2014. All amounts in the tables (except sales and customers) are in millions of dollars.

A condensed summary of ACE’s consolidated statement of income for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, is set forth in the table below:

	2015	2014	Change
Operating revenue	$619	$593	$26

Purchased energy	321	316	5
Other operation and maintenance	137	113	24
Depreciation and amortization	86	75	11
Other taxes	2	2	—
Deferred electric service costs	21	31	(10)

Total operating expenses	567	537	30

Operating income	52	56	(4)
Other income (expenses)	(29)	(30)	1

Income before income tax expense	23	26	(3)
Income tax expense	9	10	(1)

Net Income	$14	$16	$(2)

Operating Revenue

	2015	2014	Change
Regulated T&D Electric Revenue	$226	$208	$18
Default Electricity Supply Revenue	388	378	10
Other Electric Revenue	5	7	(2)

Total Operating Revenue	$619	$593	$26

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

ACE

Regulated T&D Electric

	2015	2014	Change
Regulated T&D Electric Revenue
Residential	$101	$89	$12
Commercial and industrial	78	73	5
Transmission and other	47	46	1

Total Regulated T&D Electric Revenue	$226	$208	$18

	2015	2014	Change
Regulated T&D Electric Sales (GWh)
Residential	2,032	1,906	126
Commercial and industrial	2,347	2,384	(37)
Transmission and other	23	22	1

Total Regulated T&D Electric Sales	4,402	4,312	90

	2015	2014	Change
Regulated T&D Electric Customers (in thousands)
Residential	483	479	4
Commercial and industrial	65	65	—
Transmission and other	1	1	—

Total Regulated T&D Electric Customers	549	545	4

Regulated T&D Electric Revenue increased by $18 million primarily due to:

•	An increase of $13 million due to an electric distribution rate increase effective September 2014.

•	An increase of $4 million due to higher sales primarily as a result of warmer weather during the second quarter of 2015, as compared to 2014.

Default Electricity Supply

	2015	2014	Change
Default Electricity Supply Revenue
Residential	$221	$163	$58
Commercial and industrial	104	91	13
Other	63	124	(61)

Total Default Electricity Supply Revenue	$388	$378	$10

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale in the PJM RTO market of energy and capacity purchased under contracts with unaffiliated NUGs and (ii) revenue from transmission enhancement credits.

	2015	2014	Change
Default Electricity Supply Sales (GWh)
Residential	1,753	1,566	187
Commercial and industrial	622	497	125
Other	7	5	2

Total Default Electricity Supply Sales	2,382	2,068	314

ACE

	2015	2014	Change
Default Electricity Supply Customers (in thousands)
Residential	422	406	16
Commercial and industrial	46	44	2
Other	—	—	—

Total Default Electricity Supply Customers	468	450	18

Default Electricity Supply Revenue increased by $10 million primarily due to:

•	An increase of $38 million as a result of higher Default Electricity Supply rates.

•	An increase of $27 million due to higher sales primarily as a result of customer migration from competitive suppliers.

•	An increase of $7 million due to higher sales primarily as a result of colder weather during the first quarter and warmer weather during the second quarter of 2015, as compared to 2014.

The aggregate amount of these increases was partially offset by:

•	A decrease of $61 million in wholesale energy and capacity resale revenues primarily due to lower market prices for the resale of electricity and capacity purchased from NUGs.

•	A decrease of $2 million due to lower non-weather related average customer usage.

The variances described above with respect to Default Electricity Supply Revenue include the effects of an increase of $3 million in ACE’s BGS unbilled revenue resulting primarily from customer migration from competitive suppliers in the unbilled revenue period for the six months ended June 30, 2015 as compared to the corresponding period in 2014. Such an increase in ACE’s BGS unbilled revenue has the effect of directly increasing the profitability of ACE’s Default Electricity Supply business ($2 million increase in net income) as these unbilled revenues are not included in the deferral calculation until they are billed to customers under the BGS terms approved by the NJBPU.

For the six months ended June 30, 2015 and 2014, the percentages of ACE’s total distribution sales that are derived from customers receiving Default Electricity Supply are 54% and 48%, respectively.

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by ACE to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy increased by $5 million to $321 million in 2015 from $316 million in 2014 primarily due to:

•	An increase of $12 million primarily due to customer migration from competitive suppliers.

•	An increase of $5 million due to higher electricity sales primarily as a result of warmer weather during the second quarter of 2015, as compared to 2014.

The aggregate amount of these increases was partially offset by a decrease of $13 million due to lower average electricity costs under BGS contracts.

ACE

Other Operation and Maintenance

Other Operation and Maintenance expense increased by $24 million to $137 million in 2015 from $113 million in 2014 primarily due to:

•	An increase of $9 million due to new customer information system implementation and support costs.

•	An increase of $6 million in tree trimming costs.

•	An increase of $3 million in bad debt expense that is deferred and recoverable.

•	An increase of $2 million in internal and external Merger-related integration costs.

•	An increase of $2 million in customer service costs.

•	An increase of $1 million in pension costs.

ACE’s service territory was affected by a severe storm with damaging winds and heavy rains on June 23, 2015. This storm resulted in widespread customer outages and caused damage to the electric transmission and distribution systems.

Total incremental storm restoration costs incurred by ACE for this storm through June 30, 2015 were $26 million, with $10 million incurred for repair work and $16 million incurred as capital expenditures. Costs incurred for repair work of $10 million were deferred as regulatory assets to reflect the probable recovery of these storm restoration costs in New Jersey. As of June 30, 2015, total incremental storm restoration costs included $22 million of estimated costs for unbilled restoration services provided by certain outside contractors. Actual costs for these services may vary from the estimates. ACE intends to pursue recovery of these incremental storm restoration costs in its next electric distribution base rate case.

Depreciation and Amortization

Depreciation and Amortization expense increased by $11 million to $86 million in 2015 from $75 million in 2014 primarily due to:

•	An increase of $9 million in amortization of stranded costs primarily as the result of higher revenue due to a rate increase effective October 2014 for the ACE Market Transition Charge tax (partially offset in Default Electricity Supply Revenue).

•	An increase of $2 million due to utility plant additions.

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

Deferred Electric Service Costs decreased by $10 million to an expense of $21 million in 2015 as compared to an expense of $31 million in 2014, primarily due to a decrease in deferred electricity expense as a result of lower Default Electricity Supply revenue rates.

ACE

Income Tax Expense

ACE’s consolidated income tax expense decreased by $1 million to $9 million in 2015 from $10 million in 2014. ACE’s consolidated effective income tax rates for the six months ended June 30, 2015 and 2014 were 39.1% and 38.5%, respectively.

Capital Requirements

Capital Expenditures

ACE’s capital expenditures for the six months ended June 30, 2015 were $138 million. These expenditures were primarily related to capital costs associated with distribution and transmission services. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to ACE when the assets are placed in service.

DOE Capital Reimbursement Awards

During 2009, the DOE announced a $168 million award to PHI under the American Recovery and Reinvestment Act of 2009 for the implementation of an AMI system, direct load control, distribution automation, and communications infrastructure, of which $19 million was for ACE’s service territory.

During 2010, ACE and the DOE signed agreements formalizing ACE’s $19 million share of the $168 million award. Of the $19 million, $12 million was offset against smart grid-related capital expenditures of ACE. The remaining $7 million is being used to offset incremental expenditures associated with direct load control and other programs, which have been deferred as regulatory assets. As of June 30, 2015, ACE has received all of its DOE award payments.

The IRS announced that, to the extent these grants are expended on capital items, they would not be considered taxable income.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Each Reporting Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in such Reporting Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management of such Reporting Company, including such Reporting Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. This control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Such Reporting Company’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives. Under the supervision, and with the participation of management, including the CEO and the CFO, each Reporting Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015, and, based upon this evaluation, the CEO and the CFO of such Reporting Company have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to such Reporting Company and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Reports of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of management, including the CEO and CFO of each Reporting Company, each such Reporting Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2015, and has concluded there was no change in such Reporting Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, such Reporting Company’s internal control over financial reporting.

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

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

2.1	PHI Pepco DPL ACE	Agreement and Plan of Merger, dated as of April 29, 2014, among PHI, Exelon and Merger Sub.	Exhibit 2.1 to PHI’s Form 8-K, April 30, 2014.

2.2	PHI	Subscription Agreement, dated as of April 29, 2014, between PHI and Exelon	Exhibit 2.2 to PHI’s Form 8-K, April 30, 2014.

3.1	PHI	Restated Certificate of Incorporation of Pepco Holdings, Inc. (as filed in Delaware)	Exhibit 3.1 to PHI’s Form 10-K, March 13, 2006.

3.2	Pepco	Restated Articles of Incorporation (as filed in the District of Columbia)	Exhibit 3.1 to Pepco’s Form 10-Q, May 5, 2006.

3.3	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in Virginia)	Exhibit 3.3 to PHI’s Form 10-Q, November 4, 2011.

3.4	DPL	Restated Certificate and Articles of Incorporation (as filed in Delaware and Virginia)	Exhibit 3.3 to DPL’s Form 10-K, March 1, 2007.

3.5	ACE	Restated Certificate of Incorporation (as filed in New Jersey)	Exhibit B.8.1 to PHI’s Amendment No. 1 to Form U5B, February 13, 2003.

3.6	PHI	Certificate of Designation for Series A Non-Voting Non-Convertible Preferred Stock	Exhibit 3.1 to PHI’s Form 8-K, April 30, 2014.

3.7	PHI	Bylaws	Exhibit 3.6 to PHI’s Form 10-K, March 1, 2013.

3.8	Pepco	By-Laws	Exhibit 3.2 to Pepco’s Form 10-Q, May 5, 2006.

3.9	DPL	Amended and Restated Bylaws	Exhibit 3.2.1 to DPL’s Form 10-Q, May 9, 2005.

3.10	ACE	Amended and Restated Bylaws	Exhibit 3.2.2 to ACE’s Form 10-Q, May 9, 2005.

4.1	DPL	Form of First Mortgage Bond, 4.15% Series due May 15, 2045 (included in Exhibit 4.2)	—

4.2	DPL	Supplemental Indenture, dated as of May 4, 2015, with respect to the Mortgage and Deed of Trust, dated October 1, 1943	Exhibit 4.2 to DPL’s Form 8-K, May 5, 2015.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

4.3	PHI	Certificate of Series A Non-Voting Non-Convertible Preferred Stock	Exhibit 4.1 to PHI’s Form 8-K, April 30, 2014.

10.1	DPL	Purchase Agreement, dated May 4, 2015, among DPL and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Scotia Capital (USA) Inc., as representatives of the several underwriters named therein	Exhibit 1.1 to DPL’s Form 8-K, May 5, 2015.

10.2.1	PHI	Pepco Holdings, Inc. 2012 Long-Term Incentive Plan	Exhibit 10.10 to PHI’s Form 10-K, February 28, 2013.

10.2.2	PHI	Amendment to Pepco Holdings, Inc. 2012 Long-Term Incentive Plan, effective as of March 28, 2014	Exhibit 10.2.2 to PHI’s Form 10-Q, May 7, 2014

10.2.3	PHI	Second Amendment to Pepco Holdings, Inc. 2012 Long-Term Incentive Plan, dated February 26, 2015	Exhibit 10.21.2 to PHI’s Form 10-K, February 27, 2015.

10.3.1	PHI	Pepco Holdings, Inc. Amended and Restated Annual Executive Incentive Compensation Plan	Exhibit 10.30.1 to PHI’s Form 10-K, February 24, 2012.

10.3.2	PHI	Amendment to Pepco Holdings, Inc. Amended and Restated Annual Executive Incentive Compensation Plan, dated February 26, 2015	Exhibit 10.19.1 to PHI’s Form 10-K, February 27, 2015.

10.4	PHI	Form of 2015 Restricted Stock Unit Agreement (Time-Vested) Under the PHI 2012 Long-Term Incentive Plan	Exhibit 10.4 to PHI’s Form 10-Q, May 1, 2015.

10.5	PHI	Form of 2015 Restricted Stock Unit Agreement (Time-Vested) Under the PHI 2012 Long-Term Incentive Plan for Joseph M. Rigby	Exhibit 10.5 to PHI’s Form 10-Q, May 1, 2015.

10.6	PHI	Form of 2015 Restricted Stock Unit Agreement (Time-Vested) Under the PHI 2012 Long-Term Incentive Plan for Kevin C. Fitzgerald	Exhibit 10.6 to PHI’s Form 10-Q, May 1, 2015.

10.7	PHI Pepco DPL ACE	Third Amendment to Second Amended and Restated Credit Agreement, dated as of May 1, 2015, by and among PHI, Pepco, DPL, ACE, the various financial institutions from time to time party thereto, Bank of America, N.A. and Wells Fargo Bank, National Association.	Exhibit 10.1 to PHI’s Form 8-K, May 1, 2015

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

99.1	PHI	Statement Re: Computation of Ratios	Filed herewith.

99.2	Pepco	Statement Re: Computation of Ratios	Filed herewith.

99.3	DPL	Statement Re: Computation of Ratios	Filed herewith.

99.4	ACE	Statement Re: Computation of Ratios	Filed herewith.

101. INS	PHI Pepco DPL ACE	XBRL Instance Document	Filed herewith.

101. SCH	PHI Pepco DPL ACE	XBRL Taxonomy Extension Schema Document	Filed herewith.

101. CAL	PHI Pepco DPL ACE	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101. DEF	PHI Pepco DPL ACE	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101. LAB	PHI Pepco DPL ACE	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	PHI Pepco DPL ACE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

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

July 24, 2015	By	/s/ FRED BOYLE
Frederick J. Boyle
Senior Vice President and Chief Financial Officer, PHI, Pepco and DPL Chief Financial Officer, ACE

INDEX TO EXHIBITS FILED HEREWITH OR INCORPORATED BY REFERENCE HEREIN

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

2.1	PHI Pepco DPL ACE	Agreement and Plan of Merger, dated as of April 29, 2014, among PHI, Exelon and Merger Sub.	Exhibit 2.1 to PHI’s Form 8-K, April 30, 2014.

2.2	PHI	Subscription Agreement, dated as of April 29, 2014, between PHI and Exelon	Exhibit 2.2 to PHI’s Form 8-K, April 30, 2014.

3.1	PHI	Restated Certificate of Incorporation of Pepco Holdings, Inc. (as filed in Delaware)	Exhibit 3.1 to PHI’s Form 10-K, March 13, 2006.

3.2	Pepco	Restated Articles of Incorporation (as filed in the District of Columbia)	Exhibit 3.1 to Pepco’s Form 10-Q, May 5, 2006.

3.3	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in Virginia)	Exhibit 3.3 to PHI’s Form 10-Q, November 4, 2011.

3.4	DPL	Restated Certificate and Articles of Incorporation (as filed in Delaware and Virginia)	Exhibit 3.3 to DPL’s Form 10-K, March 1, 2007.

3.5	ACE	Restated Certificate of Incorporation (as filed in New Jersey)	Exhibit B.8.1 to PHI’s Amendment No. 1 to Form U5B, February 13, 2003.

3.6	PHI	Certificate of Designation for Series A Non-Voting Non-Convertible Preferred Stock	Exhibit 3.1 to PHI’s Form 8-K, April 30, 2014.

3.7	PHI	Bylaws	Exhibit 3.6 to PHI’s Form 10-K, March 1, 2013.

3.8	Pepco	By-Laws	Exhibit 3.2 to Pepco’s Form 10-Q, May 5, 2006.

3.9	DPL	Amended and Restated Bylaws	Exhibit 3.2.1 to DPL’s Form 10-Q, May 9, 2005.

3.10	ACE	Amended and Restated Bylaws	Exhibit 3.2.2 to ACE’s Form 10-Q, May 9, 2005.

4.1	DPL	Form of First Mortgage Bond, 4.15% Series due May 15, 2045 (included in Exhibit 4.2)	—

4.2	DPL	Supplemental Indenture, dated as of May 4, 2015, with respect to the Mortgage and Deed of Trust, dated October 1, 1943	Exhibit 4.2 to DPL’s Form 8-K, May 5, 2015.

4.3	PHI	Certificate of Series A Non-Voting Non-Convertible Preferred Stock	Exhibit 4.1 to PHI’s Form 8-K, April 30, 2014.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.1	DPL	Purchase Agreement, May 4, 2015, among DPL and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Scotia Capital (USA) Inc., as representatives of the several Underwriters named therein	Exhibit 1.1 to DPL’s Form 8-K, May 5, 2015.

10.2.1	PHI	Pepco Holdings, Inc. 2012 Long-Term Incentive Plan	Exhibit 10.10 to PHI’s Form 10-K, February 28, 2013.

10.2.2	PHI	Amendment to Pepco Holdings, Inc. 2012 Long-Term Incentive Plan, effective as of March 28, 2014	Exhibit 10.2.2 to PHI’s Form 10-Q, May 7, 2014.

10.2.3	PHI	Second Amendment to Pepco Holdings, Inc. 2012 Long-Term Incentive Plan, dated February 26, 2015	Exhibit 10.21.2 to PHI’s Form 10-K, February 27, 2015.

10.3.1	PHI	Pepco Holdings, Inc. Amended and Restated Annual Executive Incentive Compensation Plan	Exhibit 10.30.1 to PHI’s Form 10-K, February 24, 2012.

10.3.2	PHI	Amendment to Pepco Holdings, Inc. Amended and Restated Annual Executive Incentive Compensation Plan, dated February 26, 2015	Exhibit 10.19.1 to PHI’s Form 10-K, February 27, 2015.

10.4	PHI	Form of 2015 Restricted Stock Unit Agreement (Time-Vested) Under the PHI 2012 Long-Term Incentive Plan	Exhibit 10.4 to PHI’s Form 10-Q, May 1, 2015.

10.5	PHI	Form of 2015 Restricted Stock Unit Agreement (Time-Vested) Under the PHI 2012 Long-Term Incentive Plan for Joseph M. Rigby	Exhibit 10.5 to PHI’s Form 10-Q, May 1, 2015.

10.6	PHI	Form of 2015 Restricted Stock Unit Agreement (Time-Vested) Under the PHI 2012 Long-Term Incentive Plan for Kevin C. Fitzgerald	Exhibit 10.6 to PHI’s Form 10-Q, May 1, 2015.

10.7	PHI Pepco DPL ACE	Third Amendment to Second Amended and Restated Credit Agreement, dated as of May 1, 2015, by and among PHI, Pepco, DPL, ACE, the various financial institutions from time to time party thereto, Bank of America, N.A. and Wells Fargo Bank, National Association.	Exhibit 10.1 to PHI’s Form 8-K, May 1, 2015

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

99.1	PHI	Statement Re: Computation of Ratios	Filed herewith.

99.2	Pepco	Statement Re: Computation of Ratios	Filed herewith.

99.3	DPL	Statement Re: Computation of Ratios	Filed herewith.

99.4	ACE	Statement Re: Computation of Ratios	Filed herewith.

101. INS	PHI Pepco DPL ACE	XBRL Instance Document	Filed herewith.

101.SCH	PHI Pepco DPL ACE	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	PHI Pepco DPL ACE	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	PHI Pepco DPL ACE	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	PHI Pepco DPL ACE	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	PHI Pepco DPL ACE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

INDEX TO EXHIBITS FURNISHED HEREWITH

Exhibit No.	Registrant(s)	Description of Exhibit

32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350