Form 10-Q
period 2015-09-30
PEPCO HOLDINGS INC; DELMARVA POWER & LIGHT CO /DE/; ATLANTIC CITY ELECTRIC CO; POTOMAC ELECTRIC POWER CO
filed 2015-10-26
CIK 1135971, 27879, 8192, 79732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015

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

Registrant	Number of Shares of Common Stock of the Registrant Outstanding at October 16, 2015
Pepco Holdings	253,617,191 ($.01 par value)

Pepco	100 ($.01 par value) (a)

DPL	1,000 ($2.25 par value) (b)

ACE	8,546,017 ($3.00 par value) (b)

(a)	All voting and non-voting common equity is owned by Pepco Holdings.
(b)	All voting and non-voting common equity is owned by Conectiv, LLC, a wholly owned subsidiary of Pepco Holdings.

THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL, AND ACE. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

GLOSSARY OF TERMS

Term	Definition
2014 Form 10-K	The Annual Report on Form 10-K for the year ended December 31, 2014, for each Reporting Company, as applicable
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
AFUDC	Allowance for funds used during construction
AMI	Advanced metering infrastructure
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
BGE	Baltimore Gas and Electric Company
BGS	Basic Generation Service (the supply of electricity by ACE to retail customers in New Jersey who have not elected to purchase electricity from a competitive supplier)
Bondable Transition Property	The principal and interest payments on the Transition Bonds and related taxes, expenses and fees
BSA	Bill Stabilization Adjustment
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Conectiv	Conectiv, LLC, a wholly owned subsidiary of PHI and the parent of DPL and ACE
Conectiv Energy	Conectiv Energy Holdings, Inc. and substantially all of its subsidiaries, which were sold to Calpine in July 2010
Contract EDCs	Pepco, DPL and BGE, the Maryland utilities required by the MPSC to enter into a contract for new generation
CTA	Consolidated tax adjustment
DC PLUG	District of Columbia Power Line Undergrounding initiative
DCPSC	District of Columbia Public Service Commission
DC Settlement Agreement	The Nonunanimous Full Settlement Agreement and Stipulation entered into on October 6, 2015, by Exelon, PHI and Pepco, and certain of their respective affiliates with the District of Columbia Government, the Office of the People’s Counsel and other parties, regarding the District of Columbia Merger approval proceedings
DDOT	District of Columbia Department of Transportation
DDOT surcharge	A volumetric surcharge for the District of Columbia to recover the costs associated with the DC PLUG bond issuance
Default Electricity Supply	The supply of electricity by PHI’s electric utility subsidiaries at regulated rates to retail customers who do not elect to purchase electricity from a competitive supplier, and which, depending on the jurisdiction, is also known as Standard Offer Service or BGS
Default Electricity Supply Revenue	Revenue primarily from Default Electricity Supply
DEMEC	Delaware Municipal Electric Corporation, Inc.
DOE	U.S. Department of Energy
DOEE	District of Columbia Department of Energy and Environment
DOJ	U.S. Department of Justice
DPL	Delmarva Power & Light Company
DPSC	Delaware Public Service Commission
DRP	Direct Stock Purchase and Dividend Reinvestment Plan
DSEU	Delaware Sustainable Energy Utility
EDCs	Electric distribution companies
EmPower Maryland	A Maryland demand-side management program for Pepco and DPL
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
Exelon	Exelon Corporation, a Pennsylvania corporation
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FLRP	Forward Looking Rate Plan filed by DPL in Delaware
FPA	Federal Power Act
FS	Feasibility study
GAAP	Accounting principles generally accepted in the United States of America

i

Term	Definition
GCR	Gas Cost Rate
GWh	Gigawatt hour
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976
IRS	Internal Revenue Service
Joint Applicants	Exelon, PHI and Pepco, and certain of their respective affiliates
LIBOR	London Interbank Offered Rate
Merger	Merger of the Merger Sub with and into PHI
Merger Agreement	Agreement and Plan of Merger, dated April 29, 2014 among Exelon, Merger Sub and PHI
Merger Sub	Purple Acquisition Corp., a Delaware corporation and an indirect, wholly owned subsidiary of Exelon
Motion to Reopen	The Motion of Joint Applicants to Reopen the Record in Formal Case No. 1119 to Allow for Consideration of the DC Settlement Agreement
MPSC	Maryland Public Service Commission
MW	Megawatt
New Jersey Societal Benefit Program	A New Jersey statewide public interest program that is intended to benefit low income customers and address other public policy goals
NJBPU	New Jersey Board of Public Utilities
NJ SOCA Law	The New Jersey law under which the SOCAs were established
NPDES	National Pollutant Discharge Elimination System
NUGs	Non-utility generators
PCI	Potomac Capital Investment Corporation and its subsidiaries
Pepco	Potomac Electric Power Company
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
Pepco Holdings or PHI	Pepco Holdings, Inc.
PHI Retirement Plan	PHI’s noncontributory retirement plan
PJM	PJM Interconnection, LLC
PJM RTO	PJM regional transmission organization
Power Delivery	PHI’s Power Delivery Business
PPA	Power purchase agreement
PRP	Potentially responsible party
PUHCA 2005	Public Utility Holding Company Act of 2005
RECs	Renewable energy credits
Regulated T&D Electric Revenue	Revenue from the transmission and the distribution of electricity to PHI’s customers within its service territories at regulated rates
Regulatory Termination	If the Merger Agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals or the breach by Exelon of its obligations in respect of obtaining regulatory approvals
Reporting Company	PHI, Pepco, DPL or ACE
RI/FS	Remedial investigation and feasibility study
RI	Remedial investigation
ROE	Return on equity
RPS	Renewable Energy Portfolio Standards
SEC	Securities and Exchange Commission
SOCAs	Standard Offer Capacity Agreements required to be entered into by ACE pursuant to a New Jersey law enacted to promote the construction of qualified electric generation facilities in New Jersey
SOS	Standard Offer Service, how Default Electricity Supply is referred to in Delaware, the District of Columbia and Maryland
SRECs	Solar renewable energy credits
Subscription Agreement	Subscription Agreement, dated April 29, 2014, between Exelon and PHI

ii

Term	Definition
Transition Bond Charge	Revenue ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds and related taxes, expenses and fees
Transition Bonds	Transition Bonds issued by ACE Funding
VDEQ	Virginia Department of Environmental Quality
VIE	Variable interest entity
VSCC	Virginia State Corporation Commission

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

The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond each Reporting Company’s or its subsidiaries’ control and may cause actual results to differ materially from those contained in forward-looking statements:

•	Certain risks and uncertainties associated with the proposed merger (the Merger) of an indirect, wholly owned subsidiary of Exelon Corporation, a Pennsylvania corporation (Exelon) with and into Pepco Holdings, including, without limitation:

•	The inability of Pepco Holdings or Exelon to obtain regulatory approvals required for the Merger;

•	Delays caused by required regulatory approvals, including the reconsideration process in the District of Columbia, and the review and approval of the Merger on the terms set forth in the settlement agreement among PHI, Exelon, the District of Columbia government and other parties, which may delay the Merger or cause the companies to abandon the Merger;

•	The inability of Pepco Holdings or Exelon to satisfy conditions to the closing of the Merger;

•	Unexpected costs, liabilities or delays that may arise from the Merger, including as a result of stockholder litigation;

•	Negative impacts on the businesses of Pepco Holdings and its utility subsidiaries as a result of uncertainty surrounding the Merger, including continuing delays in filing rate cases due to the restrictions contained in the Merger Agreement; and

•	Future regulatory or legislative actions impacting the industries in which Pepco Holdings and its subsidiaries operate, which actions could adversely affect Pepco Holdings and its utility subsidiaries.

•	Changes in governmental policies and regulatory actions affecting the energy industry or one or more of the Reporting Companies specifically, including allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of transmission and distribution facilities and the recovery of purchased power expenses;

•	The outcome of pending and future rate cases and other regulatory proceedings, including (i) challenges to the base return on equity (ROE) and the application of the formula rate process previously established by the Federal Energy Regulatory Commission (FERC) for transmission services provided by Pepco, DPL and ACE; and (ii) other possible disallowances related to recovery of costs (including capital costs and advanced metering infrastructure (AMI) costs) and expenses or delays in the recovery of such costs;

•	The resolution of outstanding tax matters with the Internal Revenue Service (IRS), and the funding of any additional taxes, interest or penalties that may be due;

•	The expenditures necessary to comply with regulatory requirements, including regulatory orders, and to implement reliability enhancement, emergency response and customer service improvement programs;

•	Possible fines, penalties or other sanctions assessed by regulatory authorities against a Reporting Company or its subsidiaries;

•	The impact of adverse publicity and media exposure which could render one or more Reporting Companies or their subsidiaries vulnerable to negative customer perception and could lead to increased regulatory oversight or other sanctions;

•	Weather conditions affecting usage and emergency restoration costs;

•	Population growth rates and changes in demographic patterns;

•	Changes in customer energy demand due to, among other things, conservation measures and the use of renewable energy and other energy-efficient products, as well as the impact of net metering and other issues associated with the deployment of distributed generation and other new technologies;

•	General economic conditions, including the impact on energy use caused by an economic downturn or recession, or by changes in the level of commercial activity in a particular region or service territory, or affecting a particular business or industry located therein;

•	Changes in and compliance with environmental and safety laws and policies;

•	Changes in tax rates or policies;

•	Changes in rates of inflation;

•	Changes in accounting standards or practices;

•	Unanticipated changes in operating expenses and capital expenditures;

•	Rules and regulations imposed by, and decisions of, federal and/or state regulatory commissions, PJM Interconnection, LLC (PJM), the North American Electric Reliability Corporation (NERC) and other applicable electric reliability organizations;

•	Legal and administrative proceedings (whether civil or criminal) and settlements that affect a Reporting Company’s or its subsidiaries’ business and profitability;

•	Pace of entry into new markets;

•	Interest rate fluctuations and the impact of credit and capital market conditions on the ability to obtain funding on favorable terms; and

•	Effects of geopolitical and other events, including the threat of terrorism or cyber attacks.

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

PART I FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.

	Registrants
Item	Pepco Holdings	Pepco*	DPL*	ACE
Consolidated Statements of Income	5	54	81	106

Consolidated Statements of Comprehensive Income	6	N/A	N/A	N/A

Consolidated Balance Sheets	7	55	82	107

Consolidated Statements of Cash Flows	9	57	84	109

Consolidated Statement of Equity	10	58	85	110

Notes to Consolidated Financial Statements	11	59	86	111

*	Pepco and DPL have no operating subsidiaries and, therefore, their financial statements are not consolidated.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions of dollars, except per share data)

Operating Revenue	$1,362	$1,313	$3,873	$3,760

Operating Expenses
Fuel and purchased energy	580	545	1,651	1,622
Other services cost of sales	37	54	131	161
Other operation and maintenance	257	242	772	679
Depreciation and amortization	178	145	494	410
Other taxes	114	109	327	315
Deferred electric service costs	13	(1)	34	30
Impairment loss	—	53	—	53

Total Operating Expenses	1,179	1,147	3,409	3,270

Operating Income	183	166	464	490

Other Income (Expenses)
Interest expense	(71)	(68)	(210)	(200)
Other income	28	15	49	42

Total Other Expenses	(43)	(53)	(161)	(158)

Income Before Income Tax Expense	140	113	303	332
Income Tax Expense	49	34	106	125

Net Income	$91	$79	$197	$207

Basic and Diluted Share Information
Weighted average shares outstanding – Basic (millions)	254	252	253	251

Weighted average shares outstanding – Diluted (millions)	254	252	254	252

Basic and Diluted earnings per share	$0.36	$0.31	$0.78	$0.82

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions of dollars)

Net Income	$91	$79	$197	$207

Other Comprehensive Income

Losses on treasury rate locks reclassified into income	1	—	1	—
Pension and other postretirement benefit plans	2	2	7	—

Other comprehensive income, before income taxes	3	2	8	—
Income tax expense (benefit) related to other comprehensive income	2	—	3	(1)

Other comprehensive income, net of income taxes	1	2	5	1

Comprehensive Income	$92	$81	$202	$208

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
	(millions of dollars)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$271	$14
Restricted cash equivalents	18	25
Accounts receivable, less allowance for uncollectible accounts of $58 million and $40 million, respectively	947	782
Inventories	142	141
Deferred income tax assets, net	70	50
Income taxes and related accrued interest receivable	11	9
Prepaid expenses and other	87	63

Total Current Assets	1,546	1,084

OTHER ASSETS
Goodwill	1,406	1,407
Regulatory assets	2,294	2,409
Income taxes and related accrued interest receivable	81	81
Restricted cash equivalents	15	14
Other	178	166

Total Other Assets	3,974	4,077

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	15,989	15,465
Accumulated depreciation	(4,952)	(4,959)

Net Property, Plant and Equipment	11,037	10,506

TOTAL ASSETS	$16,557	$15,667

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
	(millions of dollars, except shares)
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term debt	$1,128	$729
Current portion of long-term debt and project funding	300	431
Accounts payable	205	174
Accrued liabilities	300	313
Capital lease obligations due within one year	11	10
Taxes accrued	40	41
Interest accrued	76	47
Liabilities and accrued interest related to uncertain tax positions	6	6
Other	274	314

Total Current Liabilities	2,340	2,065

DEFERRED CREDITS
Regulatory liabilities	348	343
Deferred income tax liabilities, net	3,415	3,266
Investment tax credits	14	16
Pension benefit obligation	443	396
Other postretirement benefit obligations	236	265
Liabilities and accrued interest related to uncertain tax positions	2	2
Other	196	193

Total Deferred Credits	4,654	4,481

OTHER LONG-TERM LIABILITIES
Long-term debt	4,845	4,441
Transition bonds issued by ACE Funding	138	171
Long-term project funding	4	8
Capital lease obligations	45	50

Total Other Long-Term Liabilities	5,032	4,670

COMMITMENTS AND CONTINGENCIES (NOTE 15)
PREFERRED STOCK
Series A preferred stock, $.01 par value, 18,000 shares authorized, 18,000 and 12,600 shares outstanding, respectively	183	129

EQUITY
Common stock, $.01 par value, 400,000,000 shares authorized, 253,590,612 and 252,728,684 shares outstanding, respectively	3	3
Premium on stock and other capital contributions	3,830	3,800
Accumulated other comprehensive loss	(41)	(46)
Retained earnings	556	565

Total Equity	4,348	4,322

TOTAL LIABILITIES AND EQUITY	$16,557	$15,667

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$197	$207
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	494	410
Deferred income taxes	109	259
Gains on sales of land	—	(9)
Impairment loss	—	53
Increase in fair value of preferred stock derivative	(15)	—
Other	(2)	4
Changes in:
Accounts receivable	(165)	18
Inventories	(1)	(4)
Prepaid expenses	(7)	(27)
Regulatory assets and liabilities, net	(99)	(135)
Accounts payable and accrued liabilities	(12)	39
Pension benefit obligation, excluding contributions	56	36
Cash collateral related to derivative activities	4	(6)
Income tax-related prepayments, receivables and payables	11	(138)
Interest accrued	29	33
Other assets and liabilities	2	9

Net Cash From Operating Activities	601	749

INVESTING ACTIVITIES
Investment in property, plant and equipment	(855)	(846)
Department of Energy capital reimbursement awards received	—	4
Proceeds from sales of land	—	9
Changes in restricted cash equivalents	6	(7)
Net other investing activities	14	(4)

Net Cash Used By Investing Activities	(835)	(844)

FINANCING ACTIVITIES
Dividends paid on common stock	(206)	(204)
Common stock issued for the Direct Stock Purchase and Dividend Reinvestment Plan and employee-related compensation	23	29
Issuance of Series A preferred stock	54	108
Issuances of long-term debt	408	771
Reacquisitions of long-term debt	(158)	(232)
Issuances (repayments) of short-term debt, net	99	(32)
Borrowings under term loan	300	—
Repayment of term loan	—	(100)
Cost of issuances	(6)	(10)
Net other financing activities	(23)	(1)

Net Cash From Financing Activities	491	329

Net Increase in Cash and Cash Equivalents	257	234
Cash and Cash Equivalents at Beginning of Period	14	23

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$271	$257

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for income taxes, net	$(12)	$(1)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium	Accumulated Other Comprehensive	Retained
(millions of dollars, except shares)	Shares	Par Value	on Stock	Loss	Earnings	Total
BALANCE, DECEMBER 31, 2014	252,728,684	$3	$3,800	$(46)	$565	$4,322

Net income	—	—	—	—	53	53
Other comprehensive income	—	—	—	1	—	1
Dividends on common stock ($0.27 per share)	—	—	—	—	(68)	(68)
Issuance of common stock:
Original issue shares, net	153,532	—	4	—	—	4
DRP original issue shares	161,146	—	7	—	—	7
Net activity related to stock-based awards	—	—	(2)	—	—	(2)

BALANCE, MARCH 31, 2015	253,043,362	3	3,809	(45)	550	4,317

Net income	—	—	—	—	53	53
Other comprehensive income	—	—	—	3	—	3
Dividends on common stock ($0.27 per share)	—	—	—	—	(69)	(69)
Issuance of common stock:
Original issue shares, net	155,891	—	4	—	—	4
DRP original issue shares	236,793	—	6	—	—	6
Net activity related to stock-based awards	—	—	4	—	—	4

BALANCE, JUNE 30, 2015	253,436,046	3	3,823	(42)	534	4,318

Net income	—	—	—	—	91	91
Other comprehensive income	—	—	—	1	—	1
Dividends on common stock ($0.27 per share)	—	—	—	—	(69)	(69)
Issuance of common stock:
Original issue shares, net	154,566	—	4	—	—	4
Net activity related to stock-based awards	—	—	3	—	—	3

BALANCE, SEPTEMBER 30, 2015	253,590,612	$3	$3,830	$(41)	$556	$4,348

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

The Merger Agreement provides for certain termination rights for each of PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain required regulatory approvals with respect to the Merger or the breach by Exelon of its obligations in respect of obtaining such regulatory approvals (a Regulatory Termination), PHI will be able to redeem any issued and outstanding Preferred Stock at par value, and in that case, Exelon will be required to pay all documented out-of-pocket expenses incurred by PHI in connection with the Merger Agreement or the transactions contemplated thereby, up to $40 million. If the Merger Agreement is terminated, other than for a Regulatory Termination, PHI will be required to redeem the Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

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

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015, and on October 15, 2015, voted to extend the effectiveness of its approval until June 30, 2016. The DPSC approved the Merger on May 19, 2015.

On December 22, 2014, the waiting period under the HSR Act expired. Although the Department of Justice (DOJ) allowed the waiting period under the HSR Act to expire without taking any action with respect to the Merger, the DOJ has not advised PHI that it has concluded its investigation. The expiration of the HSR Act waiting period allows for the closing of the Merger at any time on or before December 21, 2015. If the Merger is not completed by that date the parties will be required to refile the required Notification and Report Forms with the DOJ and Federal Trade Commission (FTC), which will restart the 30-day waiting period required by the HSR Act, during which time the Merger may not be consummated, unless these agencies authorize the early termination of the waiting period. PHI and Exelon currently anticipate that they will refile with the DOJ and FTC in November 2015.

PEPCO HOLDINGS

On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, PHI and Exelon announced that they had committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC. Multiple parties have filed petitions for judicial review of the MPSC order by the Circuit Court of Queen Anne’s County, Maryland, seeking to appeal the MPSC order. PHI is vigorously contesting these appeals. The MPSC order remains in effect during the appeals process. At this time, PHI is unable to predict the outcome of the proceeding.

On August 25, 2015, the DCPSC announced at a public meeting that it had denied the merger application, and on August 27, 2015, the DCPSC issued its written order related to the Merger. On September 28, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, filed an application for reconsideration with the DCPSC requesting reconsideration of the DCPSC order related to the Merger.

On October 6, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, entered into a Nonunanimous Full Settlement Agreement and Stipulation (the DC Settlement Agreement) with the District of Columbia Government, the Office of the People’s Counsel and other parties, which DC Settlement Agreement contains commitments from Exelon and PHI above those contained in their original merger application.

Also on October 6, 2015, PHI, Exelon and Merger Sub entered into a Letter Agreement (the Letter Agreement), setting forth the terms and conditions under which the parties will file with the DCPSC (a) a Motion of Joint Applicants to Reopen the Record in Formal Case No. 1119 to Allow for Consideration of the DC Settlement Agreement (the Motion to Reopen), or (b) if the Motion to Reopen is not granted, a new merger application, requesting approval of the Merger on the terms and commitments agreed to in the DC Settlement Agreement. Pursuant to the Letter Agreement, PHI and Exelon each agrees, among other things, that neither party will exercise the termination rights each may have under the Merger Agreement on or after October 29, 2015, unless: (i) the DCPSC does not, within 45 days following the date on which the DC Settlement Agreement is filed with the DCPSC (the Settlement Filing Date), set a procedural schedule which allows for a final order for approval of the Merger within 150 days after the Settlement Filing Date, (ii) the DCPSC sets a schedule for action which does not allow for a final order for approval of the Merger within 150 days after the Settlement Filing Date, (iii) the DCPSC fails to issue a final order approving the Merger and the DC Settlement Agreement as filed without condition or modification within 150 days after the Settlement Filing Date, (iv) the DCPSC issues a final order denying approval of the Merger or the DC Settlement Agreement or adds conditions or makes modifications to the DC Settlement Agreement, (v) the DC Settlement Agreement is terminated for any reason, or (vi) on or after the date that is 151 days after the Settlement Filing Date a condition to closing of the Merger has not been satisfied or waived (other than those conditions that by their nature are to be satisfied at the closing). The Letter Agreement also provides that, subject to certain conditions, Exelon may, following receipt of all regulatory approvals consistent with the DC Settlement Agreement, delay closing of the Merger for up to 30 days to engage in capital markets transactions to raise additional funds required to consummate the Merger.

On October 6, 2015, following execution of the DC Settlement Agreement and the Letter Agreement, Exelon, PHI and Pepco, and certain of their respective affiliates, filed with the DCPSC the Motion to Reopen requesting consideration of the DC Settlement Agreement and approval of the Merger on such terms and conditions set forth in the DC Settlement Agreement, without condition or modification, and to stay further proceedings on the application for reconsideration filed by the parties on September 28, 2015 and suspend the time period for reconsideration pending the DCPSC’s consideration of the DC Settlement Agreement.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

Pepco Holdings’ unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted. Therefore, these consolidated financial statements should be read along with the annual consolidated financial statements included in PHI’s annual report on Form 10-K for the year ended December 31, 2014. In the opinion of PHI’s management, the unaudited consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly Pepco Holdings’ financial condition as of September 30, 2015, in accordance with GAAP. The year-end December 31, 2014 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results for the three and nine months ended September 30, 2015 may not be indicative of PHI’s results that will be realized for the full year ending December 31, 2015.

PEPCO HOLDINGS

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

Storm Restoration Costs

On June 23, 2015, the service territories of DPL and ACE were affected by a severe storm with damaging winds and heavy rains. This storm resulted in widespread customer outages in each of the service territories and caused damage to the electric transmission and distribution systems of each utility. Storm restoration activity commenced immediately following the storm and continued into July 2015, with the majority of the incremental storm restoration costs occurring in the second quarter of 2015.

Total incremental storm restoration costs incurred by DPL and ACE for the storm through September 30, 2015 were $39 million, with $15 million incurred for repair work and $24 million incurred as capital expenditures. Costs incurred for repair work of $13 million were deferred as regulatory assets to reflect the probable recovery of these costs in Maryland and New Jersey, and $2 million was charged to Other operation and maintenance expense. As of September 30, 2015, the total incremental storm restoration costs included $10 million of estimated costs for unbilled restoration services provided by certain outside contractors. Actual costs for these services may vary from the estimates. DPL and ACE intend to pursue recovery of these incremental storm restoration costs in their respective jurisdictions in their next electric distribution base rate cases.

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

PEPCO HOLDINGS

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

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in Pepco Holdings’ gross revenues were $85 million for each of the three months ended September 30, 2015 and 2014, and $249 million and $246 million for the nine months ended September 30, 2015 and 2014, respectively.

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

The new recognition and disclosure requirements became effective on a prospective basis on November 18, 2014. PHI currently anticipates it may be affected by the new guidance if its Merger with Exelon is consummated.

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

Fair Value Measurement (ASC 820)

In May 2015, the FASB issued new disclosure requirements for investment fair values. Under the new requirements, investment fair values based on net asset value per share will continue to be disclosed, however, the investment fair values will no longer be included within the fair value tables and a level will not be assigned to those investment fair values. The new requirements are effective for PHI beginning January 1, 2016, and are required to be implemented on a retrospective basis for all periods presented. Early adoption is permitted. PHI is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

Business Combination (ASC 805)

In September 2015, the FASB issued new guidance on adjustments to provisional amounts recognized in a business combination, which are currently recognized on a retrospective basis. Under the new requirements, adjustments will be recognized in the reporting period in which the adjustments are determined. The effects of changes in depreciation, amortization, or other income arising from changes to the provisional amounts, if any, are included in earnings of the reporting period in which the adjustments to the provisional amounts are determined. An entity is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new requirements will be effective for PHI beginning January 1, 2016, and are required to be implemented on a prospective basis. Early adoption is permitted. PHI currently anticipates it may be affected by the new guidance if its Merger with Exelon is consummated.

PEPCO HOLDINGS

(5) SEGMENT INFORMATION

Pepco Holdings’ management has identified its operating segments at September 30, 2015 as Power Delivery and Pepco Energy Services. In the tables below, the Corporate and Other column is included to reconcile the segment data with consolidated data and includes the remaining operations of the former Other Non-Regulated segment, unallocated Pepco Holdings’ (parent company) capital costs, such as financing costs, and inter-company eliminations.

Segment financial information for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30, 2015
	Power Delivery	Pepco Energy Services	Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$1,316	$47	$(1)	$1,362
Operating Expenses (b)	1,131	49	(1)	1,179
Operating Income (Loss)	185	(2)	—	183
Interest Expense	59	—	12	71
Other Income	11	—	17 (c)	28
Income Tax Expense (Benefit)	49	(2)	2	49
Net Income	88	—	3	91
Total Assets	14,330	218	2,009	16,557
Construction Expenditures	$286	$—	$7	$293

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(1) million for Operating Revenue, $1 million for Operating Expenses and $(1) million for Interest and Dividend Income.
(b)	Includes depreciation and amortization expense of $178 million, consisting of $165 million for Power Delivery, $1 million for Pepco Energy Services and $12 million for Corporate and Other.
(c)	Includes $15 million ($10 million after-tax) increase in fair value of preferred stock derivative.

	Three Months Ended September 30, 2014
	Power Delivery	Pepco Energy Services	Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$1,242	$73	$(2)	$1,313
Operating Expenses (b)	1,021	126 (c)	—	1,147
Operating Income (Loss)	221	(53)	(2)	166
Interest Expense	58	1	9	68
Other Income	14	1	—	15
Income Tax Expense (Benefit)	65	(26)	(5)	34
Net Income (Loss)	112	(27)	(6)	79
Total Assets	13,697	255	1,346	15,298
Construction Expenditures	$272	$1	$20	$293

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(2) million for Operating Revenue, $(1) million for Operating Expenses, $(2) million for Interest Expense and $(2) million for Interest Income.
(b)	Includes depreciation and amortization expense of $145 million, consisting of $135 million for Power Delivery, $2 million for Pepco Energy Services and $8 million for Corporate and Other.
(c)	Includes an impairment loss of $53 million ($32 million after-tax) at Pepco Energy Services associated with its combined heat and power thermal generating plant and operation assets in Atlantic City.

PEPCO HOLDINGS

	Nine Months Ended September 30, 2015
	Power Delivery	Pepco Energy Services	Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$3,707	$170	$(4)	$3,873
Operating Expenses (b)	3,238	172	(1)	3,409
Operating Income (Loss)	469	(2)	(3)	464
Interest Expense	177	—	33	210
Other Income	32	—	17 (c)	49
Income Tax Expense (Benefit)	113	(7)	—	106
Net Income (Loss)	211	5	(19)	197
Total Assets	14,330	218	2,009	16,557
Construction Expenditures	$832	$2	$21	$855

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(4) million for Operating Revenue, $(4) million for Operating Expenses, $(2) million for Interest Expense and $(5) million for Interest and Dividend Income.
(b)	Includes depreciation and amortization expense of $494 million, consisting of $459 million for Power Delivery, $2 million for Pepco Energy Services and $33 million for Corporate and Other.
(c)	Includes $15 million ($10 million after-tax) increase in fair value of preferred stock derivative.

	Nine Months Ended September 30, 2014
	Power Delivery	Pepco Energy Services	Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$3,554	$212	$(6)	$3,760
Operating Expenses (b)	3,005	263 (c)	2	3,270
Operating Income (Loss)	549	(51)	(8)	490
Interest Expense	169	1	30	200
Other Income	39	2	1	42
Income Tax Expense (Benefit)	157	(25)	(7)	125
Net Income (Loss)	262	(25)	(30)	207
Total Assets	13,697	255	1,346	15,298
Construction Expenditures	$789	$2	$55	$846

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(6) million for Operating Revenue, $(5) million for Operating Expenses, $(2) million for Interest Expense and $(3) million for Interest Income.
(b)	Includes depreciation and amortization expense of $410 million, consisting of $381 million for Power Delivery, $6 million for Pepco Energy Services and $23 million for Corporate and Other.
(c)	Includes an impairment loss of $53 million ($32 million after-tax) at Pepco Energy Services associated with its combined heat and power thermal generating plant and operation assets in Atlantic City.

(6) GOODWILL

PHI’s goodwill balance was $1,406 million and $1,407 million as of September 30, 2015 and December 31, 2014, respectively. Substantially all of PHI’s goodwill balance was generated by Pepco’s acquisition of Conectiv (now known as Conectiv, LLC, and the parent of DPL and ACE, and referred to herein as Conectiv) in 2002 and is allocated entirely to the Power Delivery reporting unit based on the aggregation of its regulated public utility company components for purposes of assessing impairment under FASB guidance on goodwill and other intangibles (ASC 350).

PEPCO HOLDINGS

PHI’s annual impairment test as of November 1, 2014 indicated that goodwill was not impaired. For the nine months ended September 30, 2015, PHI concluded that there were no events or circumstances requiring it to perform an interim goodwill impairment test. PHI will perform its next annual impairment test as of November 1, 2015.

(7) REGULATORY MATTERS

Rate Proceedings

As further described in Note (1), “Organization,” on April 29, 2014, PHI entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than pursuing the conclusion of certain proceedings, as described below. To date, PHI has not requested such consent from Exelon and has not filed any new distribution base rate cases since entering into the Merger Agreement.

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

In September 2014, DPL filed an appeal with the Delaware Superior Court of the DPSC’s August 2014 order in this proceeding, seeking the court’s review of the DPSC’s decision relating to the recovery of costs associated with one component of employee compensation, certain retirement benefits and credit facility expenses. The Division of the Public Advocate filed a cross-appeal in September 2014, pertaining to the treatment of a prepaid pension expense and other postretirement benefit obligations in base rates. Under the settlement agreement related to the Merger described below in “Merger Approval Proceedings – Delaware,” the parties agreed to suspend the appeal and, if the Merger is completed, to the withdrawal of the appeal and the cross-appeal with prejudice.

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

In October 2013, the DPSC opened a docket for the purpose of reviewing the details of the FLRP, but stated that it would not address the FLRP until the electric distribution base rate case discussed above was concluded. Although the rate case has been concluded, a schedule for the FLRP docket has not yet been established.

Under the Merger Agreement, DPL is permitted to pursue this matter; however, under the settlement agreement related to the Merger described below in “Merger Approval Proceedings – Delaware,” DPL agreed to withdraw the FLRP if the Merger is completed, without prejudice to the right to make future filings with the DPSC proposing alternative regulatory methodologies that could include, but are not limited to, a multi-year rate plan.

Gas Cost Rates

DPL makes an annual Gas Cost Rate (GCR) filing with the DPSC for the purpose of allowing DPL to recover natural gas procurement costs through customer rates. In August 2014, DPL made its 2014 GCR filing in which it proposed a GCR decrease of approximately 7.4%. In September 2014, the DPSC issued an order authorizing DPL to place the new rates into effect on November 1, 2014, subject to refund and pending final DPSC approval. On August 4, 2015, the DPSC issued an order approving the rates as filed.

On August 27, 2015, DPL made its 2015 GCR filing. The rates proposed in the 2015 GCR filing would result in a GCR decrease of approximately 26%, primarily reflecting lower natural gas prices. On September 22, 2015, the DPSC issued an order allowing DPL to place the new rates into effect on November 1, 2015, subject to refund and pending final DPSC approval.

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

PEPCO HOLDINGS

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

In July 2013, Pepco filed a notice of appeal of the July 2013 order in the Circuit Court for Baltimore City. Other parties also filed notices of appeal, which were consolidated with Pepco’s appeal. In its appeal, Pepco asserted that the MPSC erred in failing to grant Pepco an adequate ROE, denying a number of other cost recovery mechanisms and limiting Pepco’s test year data to no more than four months of forecasted data in future rate cases. The other parties primarily asserted that the MPSC erred or acted arbitrarily and capriciously in allowing the recovery of certain costs by Pepco, in approving the Grid Resiliency Charge, and in refusing to reduce Pepco’s rate base by known and measurable accumulated depreciation. In November 2014, the Circuit Court issued an order reversing the MPSC’s decision on Pepco’s ROE and directing the MPSC to make more specific findings regarding the impact of improved service reliability and the BSA in calculating Pepco’s ROE. On all other issues that were the subject of an appeal, the Circuit Court affirmed the MPSC’s July 2013 order. Other parties to this proceeding have filed notices of appeal of the Circuit Court’s decision to the Court of Special Appeals, where the case remains pending. Pepco has elected not to appeal the decision of the Circuit Court.

2013 Base Rate Proceeding – Phase I

In December 2013, Pepco submitted an application with the MPSC to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $43.3 million (adjusted by Pepco to approximately $37.4 million on April 15, 2014), based on a requested ROE of 10.25%. The requested rate increase sought to recover expenses associated with Pepco’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. In July 2014, the MPSC issued an order approving an annual rate increase of approximately $8.75 million, based on an ROE of 9.62%. The new rates became effective on July 4, 2014. In July 2014, Pepco filed a petition for rehearing seeking reconsideration of the recovery of certain expenses, which the MPSC denied by its order issued in November 2014 (described below). In December 2014, Pepco filed a petition for judicial review of this MPSC order with the Circuit Court for Baltimore City. On August 7, 2015, the Circuit Court for Baltimore City affirmed the MPSC’s decision and denied Pepco’s appeal. Pepco has elected not to appeal the decision of the Circuit Court.

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

PEPCO HOLDINGS

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

New Jersey

Update and Reconciliation of Certain Under-Recovered Balances

In March 2015, ACE submitted its 2015 annual petition with the NJBPU seeking to reconcile and update (i) charges related to the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the non-utility generators (NUGs), and (ii) costs related to surcharges for the New Jersey Societal Benefit Program (a statewide public interest program that is intended to benefit low income customers and address other public policy goals) and for ACE’s uncollected accounts. As filed, the net impact of the proposed changes would have been an annual rate increase of approximately $52.0 million (revised to an increase of approximately $33.9 million on April 17, 2015, based upon updates for actual data through March 31, 2015). On May 19, 2015, the NJBPU approved a stipulation of settlement entered into by the parties providing for an overall annual rate increase of $33.9 million. The rate increase, which went into effect on June 1, 2015, was placed into effect provisionally, subject to a review by the NJBPU and the Division of Rate Counsel of the final underlying costs for reasonableness and prudence. On September 11, 2015, the NJBPU approved a stipulation of settlement in this proceeding, which made final the provisional rates that were placed into effect on June 1, 2015, with an adjustment that decreased the rate applicable to the residential class by $1.3 million. This rate increase of approximately $32.6 million will have no effect on ACE’s operating income, since these revenues provide for recovery of deferred costs under an approved deferral mechanism.

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

Generic Consolidated Tax Adjustment Proceeding

In January 2013, the NJBPU initiated a generic proceeding to examine whether a consolidated tax adjustment (CTA) should continue to be used, and if so, how it should be calculated in determining a utility’s cost of service. Under the NJBPU’s current policy, when a New Jersey utility is included in a

PEPCO HOLDINGS

consolidated group income tax return, an allocated amount of any reduction in the consolidated group’s taxes as a result of losses by affiliates is used to reduce the utility’s rate base, upon which the utility earns a return. This policy has negatively impacted ACE’s electric distribution base rate case outcomes and ACE’s position is that the CTA should be eliminated. In an order issued in October 2014, the NJBPU determined that it is appropriate for affected consolidated groups to continue to include a CTA in New Jersey base rate filings, but that the CTA calculation will be modified to limit the look-back period for the calculation to five years, exclude transmission assets from the calculation, and allocate 25 percent of the final CTA amount as a reduction to the distribution revenue requirement. ACE anticipates that this revised methodology will significantly reduce the negative effects of the CTA in future base rate cases. In November 2014, the New Jersey Division of Rate Counsel filed an appeal of the NJBPU’s CTA order in the Appellate Division. No stay of the October 2014 CTA order was requested in connection with the appeal. As such, barring an adverse finding by the Appellate Division, the order is in effect. The appeal remains pending.

FERC Transmission ROE Challenges

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Municipal Electric Corporation, Inc. (DEMEC), filed a joint complaint at FERC against Pepco, DPL and ACE, as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and certain protocols regarding the formula rate process associated with the transmission service that the utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. PHI, Pepco, DPL and ACE believe the allegations in this complaint are without merit and are vigorously contesting this complaint. In August 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directed that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) set a 15-month refund period that commenced on February 27, 2013, should a refund result from this proceeding. After settlement discussions among the parties in this matter reached an impasse, the settlement judge, in November 2014, issued an order terminating the settlement discussions and referring the matter to a presiding administrative law judge.

In June 2014, FERC issued an order in a proceeding in which the PHI utilities were not involved, in which it adopted a new ROE methodology for electric utilities. This new methodology replaces the existing one-step discounted cash flow analysis (which incorporates only short-term growth rates) traditionally used to derive ROE for electric utilities with the two-step discounted cash flow analysis (which incorporates both short-term and long-term measures of growth) used for natural gas and oil pipelines. As a result of the August 2014 FERC order discussed in the preceding paragraph, Pepco, DPL and ACE applied an estimated ROE based on the two-step methodology announced by FERC for the 15-month period over which each of their transmission revenues would be subject to refund as a result of the challenge, and recorded estimated reserves for the entire 15-month refund period in the second quarter of 2014.

On December 8, 2014, the parties that filed the February 2013 complaint filed a second complaint against Pepco, DPL, ACE, as well as BGE, regarding the base transmission ROE, seeking a reduction from 10.8% to 8.8%. By order issued on February 9, 2015, FERC established a hearing on the second complaint and established a second 15-month refund period that commenced on December 8, 2014. Consistent with the prior challenge, Pepco, DPL and ACE applied an estimated ROE based on the two-step methodology described above, and in the fourth quarter of 2014 and in the first, second and third quarters of 2015 established reserves for the estimated refund based on the effective date of the second refund period of December 8, 2014. On February 20, 2015, the chief judge issued an order consolidating the two complaint proceedings and established an initial decision issuance deadline of February 29, 2016. On March 2, 2015,

PEPCO HOLDINGS

the presiding administrative law judge issued an order establishing a procedural schedule for the consolidated proceedings that provides for the hearing to commence on October 20, 2015.

Also during the third quarter of 2015, PHI further evaluated the reserves established for each of the two refund periods and, based on an updated assessment of market conditions, developments in other cases before FERC, litigation risk and other factors, increased its reserves to reflect management’s best estimate of the refund that is expected to result from these consolidated proceedings. As of September 30, 2015, PHI’s reserves for both of the refund periods totaled $28 million. A settlement entered into by the parties regarding the protocols (but not the ROE) raised in the February 2013 complaint was submitted to FERC on July 31, 2015 and is awaiting FERC approval.

To the extent that the final ROE established in these consolidated proceedings is lower than the ROE used to record the estimated reserves with respect to the February 2013 and the December 2014 complaints, each ten basis point reduction in the ROE would result in an increase in required reserves and a reduction of PHI’s operating income of $3.0 million.

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

In October 2013, the Federal District Court issued an order ruling that the contracts are illegal and unenforceable. The Contract EDCs, the Maryland Office of People’s Counsel and one generating company have appealed the Maryland Circuit Court’s decision to the Maryland Court of Special Appeals. In addition, in November 2013 both the winning bidder and the MPSC appealed the Federal District Court decision to the U.S. Court of Appeals for the Fourth Circuit, which affirmed the decision. In November 2014, the winning bidder and the MPSC each petitioned the U.S. Supreme Court to consider hearing an appeal of the Fourth Circuit decision and, on October 19, 2015, the U.S. Supreme Court agreed to review that decision.

Assuming the contracts, as currently written, become effective following the satisfaction of all relevant conditions, including the completion of the proceedings discussed above, PHI continues to believe that Pepco and DPL may be required to record their proportional share of the contracts as derivative instruments at fair value and record related regulatory assets of approximately the same amount because Pepco and DPL would be entitled to recover any payments under the contracts from SOS customers. PHI, Pepco and DPL have concluded that any accounting for these contracts would not be required until all legal proceedings related to these contracts and the actions of the MPSC in the related proceeding have been resolved.

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

PEPCO HOLDINGS

In February 2011, ACE joined other plaintiffs in an action filed in the U.S. District Court for the District of New Jersey challenging the NJ SOCA Law on the grounds that it violates the Commerce Clause and the Supremacy Clause of the U.S. Constitution. In October 2013, the Federal district court ruled that the NJ SOCA Law is preempted by the Federal Power Act (FPA) and violates the Supremacy Clause, and is therefore null and void. In October 2013, the Federal district court issued an order ruling that the SOCAs are void, invalid and unenforceable, which order was affirmed by the U.S. Court of Appeals for the Third Circuit in September 2014. In November 2014 and December 2014, respectively, one of the generation companies and the NJBPU petitioned the U.S. Supreme Court to consider hearing an appeal of the Third Circuit decision. Although the U.S. Supreme Court agreed to review the Fourth Circuit decision discussed above under “MPSC New Generation Contract Requirement,” the petitions currently remain pending in the Third Circuit.

ACE terminated one of the three SOCAs effective July 1, 2013 due to the occurrence of an event of default on the part of the generation company counterparty. ACE terminated the remaining two SOCAs effective November 19, 2013, in response to the October 2013 Federal district court decision.

In response to the October 2013 Federal district court order, ACE, in the fourth quarter of 2013, derecognized both the derivative assets (liabilities) for the estimated fair value of the SOCAs and the related regulatory liabilities (assets) that it had established with respect to the SOCAs.

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

PEPCO HOLDINGS

In March 2015, a party to the DCPSC proceedings filed with the District of Columbia Court of Appeals a petition for review of the order approving the Triennial Plan and the issuance of the financing order. In August 2015, the DCPSC filed a motion with the District of Columbia Court of Appeals to dismiss or, in the alternative, for summary affirmance, which was denied by the court in September 2015. The District of Columbia Court of Appeals is scheduled to hear the case in November 2015. Separately, in June 2015, an agency of the federal government served by Pepco asserted that the DDOT surcharge constitutes a tax on end users from which the federal government is immune. PHI is currently evaluating the assertion and the resolution of this matter will likely delay implementation of the undergrounding initiative.

Merger Approval Proceedings

Delaware

On June 18, 2014, Exelon, PHI and DPL, and certain of their respective affiliates, filed an application with the DPSC seeking approval of the Merger. Delaware law requires the DPSC to approve the Merger when it determines that the transaction is in accordance with law, for a proper purpose, and is consistent with the public interest. The DPSC must further find that the successor will continue to provide safe and reliable service, will not terminate or impair existing collective bargaining agreements and will engage in good faith bargaining with organized labor. On February 13, 2015, Exelon, DPL, the DPSC staff, the Division of the Public Advocate and certain other parties filed a settlement agreement with the DPSC, which was amended in April 2015. The DPSC approved the amended settlement agreement at its meeting held on May 19, 2015, memorializing this decision by written order issued on June 2, 2015. The specific grounds for the DPSC’s approval of the Merger, as well as the specific conditions, will be included in an order to be issued by the DPSC after the Merger closes.

District of Columbia

On June 18, 2014, Exelon, PHI and Pepco, and certain of their respective affiliates, filed an application with the DCPSC seeking approval of the Merger. To approve the Merger, the DCPSC must find that the Merger is in the public interest. In an order issued August 22, 2014, the DCPSC stated that to make the determination of whether the transaction is in the public interest, it will analyze the transaction in the context of seven factors to determine whether the transaction balances the interests of shareholders and investors with ratepayers and the community, whether the benefits to shareholders do or do not come at the expense of the ratepayers, and whether the transaction produces a direct and tangible benefit to ratepayers. The seven factors identified by the DCPSC are the effects of the transaction on: (i) ratepayers, shareholders, the financial health of the utility standing alone and as merged, and the local economy; (ii) utility management and administrative operations; (iii) the public safety and the safety and reliability of services; (iv) risks associated with all of the affiliated non-jurisdictional business operations, including nuclear operations, of the applicants; (v) the DCPSC’s ability to regulate the utility effectively following the Merger; (vi) competition in the local retail and wholesale markets that impacts the District and District ratepayers; and (vii) conservation of natural resources and preservation of environmental quality. District of Columbia law does not impose any time limit on the DCPSC’s review of the Merger. The DCPSC held evidentiary hearings in March and April of 2015 and the record was closed on May 27, 2015.

On August 25, 2015, the DCPSC announced at a public meeting that it had denied the merger application and Pepco Holdings and Exelon indicated that the parties were evaluating all available options, including requesting a rehearing of the DCPSC’s decision. On August 27, 2015, the DCPSC issued its written order related to the Merger. On September 28, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, filed an application for reconsideration before the DCPSC. Following the DCPSC’s decision on reconsideration, Exelon and Pepco Holdings have the option of filing further appeals with the DC Court of Appeals.

PEPCO HOLDINGS

On October 6, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, entered into the DC Settlement Agreement with the District of Columbia Government, the Office of the People’s Counsel and other parties. Also on October 6, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates filed with the DCPSC the Motion to Reopen requesting consideration of the DC Settlement Agreement and approval of the Merger on such terms and conditions set forth in the DC Settlement Agreement, without condition or modification, and to stay further proceedings on the application for reconsideration filed by the parties on September 28, 2015, and suspend the time period for reconsideration pending the DCPSC’s consideration of the DC Settlement Agreement.

Maryland

On August 19, 2014, Exelon, PHI, Pepco, DPL and certain of their respective affiliates, filed an application with the MPSC seeking approval of the Merger. Maryland law requires the MPSC to approve a merger subject to its review if it finds that the merger is consistent with the public interest, convenience and necessity, including its benefits to and impact on consumers. Evidentiary hearings were held beginning on January 26, 2015. On March 10, 2015, Exelon, PHI, Pepco, DPL and certain of their respective affiliates, filed with the MPSC a settlement agreement entered into with one of the stakeholder groups participating in the MPSC approval proceeding. On March 16, 2015, Exelon, PHI, Pepco, DPL and certain of their respective affiliates, filed with the MPSC a settlement agreement entered into with Montgomery and Prince George’s Counties in Maryland, and a number of other parties. On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, Pepco Holdings and Exelon announced that they had completed their review of the MPSC’s order approving the Merger and have committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC.

Multiple parties have filed petitions for judicial review of the MPSC order by the Circuit Court of Queen Anne’s County, Maryland, seeking to appeal the MPSC order. In connection with these proceedings, the Maryland Office of People’s Counsel and several other parties to the Merger proceedings filed motions in the Circuit Court for Queen Anne’s County, Maryland, requesting a stay of the MPSC order. On August 7, 2015, the Circuit Court for Queen Anne’s County denied the motions for stay. Exelon and Pepco Holdings are vigorously contesting these appeals of the MPSC order. The MPSC order remains in effect during the appeals process. At this time, PHI is unable to predict the outcome of the proceeding.

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

The NJBPU order states that the Merger must be closed by November 1, 2015 unless extended by the NJBPU. On October 15, 2015, the NJBPU voted to extend the effectiveness of its Merger approval until June 30, 2016.

PEPCO HOLDINGS

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

Hart-Scott-Rodino Act

The HSR Act, which is the U.S. federal pre-merger notification statute, and its related rules and regulations provide that acquisition transactions that meet the HSR Act’s coverage thresholds may not be completed until a Notification and Report Form has been furnished to the DOJ and the FTC, and that the waiting period required by the HSR Act has been terminated or has expired. Pursuant to the HSR Act requirements, Pepco Holdings and Exelon filed the required Notification and Report Forms with the DOJ and the FTC on August 6, 2014. Following informal discussions with the DOJ, effective as of September 5, 2014, Exelon withdrew its Notification and Report Form and refiled it on September 9, 2014, which restarted the waiting period required by the HSR Act. On October 9, 2014, each of Pepco Holdings and Exelon received a request for additional information and documentary material from the DOJ, which had the effect of extending the DOJ review period until 30 days after each of Pepco Holdings and Exelon certified that it had substantially complied with the request. On November 21, 2014, each of Pepco Holdings and Exelon certified that it had substantially complied with the request. Accordingly, the HSR Act waiting period expired on December 22, 2014. Although the DOJ allowed the waiting period under the HSR Act to expire without taking any action with respect to the Merger, the DOJ has not advised PHI that it has concluded its investigation. The expiration of the HSR Act waiting period allows for the closing of the Merger at any time on or before December 21, 2015. If the Merger is not completed by that date the parties will be required to refile the required Notification and Report Forms with the DOJ and FTC, which will restart the 30 day waiting period required by the HSR Act, during which time the Merger may not be consummated, unless these agencies authorize the early termination of the waiting period. PHI and Exelon currently anticipate that they will refile with the DOJ and FTC in November 2015.

PEPCO HOLDINGS

(8) PENSION AND OTHER POSTRETIREMENT BENEFITS

The table below provides the components of net periodic benefit costs recognized by Pepco Holdings for the three months ended September 30, 2015 and 2014:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
	(millions of dollars)
Service cost	$15	$12	$2	$1
Interest cost	28	27	6	7
Expected return on plan assets	(35)	(36)	(6)	(6)
Amortization of prior service cost (benefit)	—	1	(3)	(2)
Amortization of net actuarial loss	16	12	2	—

Net periodic benefit cost	$24	$16	$1	$—

The table below provides the components of net periodic benefit costs recognized by Pepco Holdings for the nine months ended September 30, 2015 and 2014:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
	(millions of dollars)
Service cost	$43	$33	$5	$5
Interest cost	82	82	18	20
Expected return on plan assets	(105)	(107)	(17)	(18)
Amortization of prior service cost (benefit)	1	2	(9)	(9)
Amortization of net actuarial loss	49	34	6	2

Net periodic benefit cost	$70	$44	$3	$—

Pension and Other Postretirement Benefits

Net periodic benefit cost is included in Other operation and maintenance expense, net of the portion of the net periodic benefit cost that is capitalized as part of the cost of labor for internal construction projects. PHI anticipates approximately 36% of annual net periodic pension and other postretirement benefit costs will be capitalized.

Pension Contributions

PHI’s funding policy with regard to PHI’s non-contributory retirement plan (the PHI Retirement Plan) is to maintain a funding level that is at least equal to the target liability as defined under the Pension Protection Act of 2006. For the nine months ended September 30, 2015 and 2014, PHI, Pepco, DPL and ACE made no discretionary tax-deductible contributions to the PHI Retirement Plan.

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

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of September 30, 2015.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of September 30, 2015 and December 31, 2014, the amount of cash plus unused borrowing capacity under the credit facility available to meet the future liquidity needs of PHI and its utility subsidiaries on a consolidated basis totaled $1,029 million and $875 million, respectively. PHI’s utility subsidiaries had combined cash and unused borrowing capacity under the credit facility of $413 million at each of September 30, 2015 and December 31, 2014.

PEPCO HOLDINGS

Credit Facility Amendment

On May 20, 2014, PHI, Pepco, DPL and ACE entered into an amendment of and consent with respect to the credit agreement (the Consent). PHI was required to obtain the consent of certain of the lenders under the credit facility in order to permit the consummation of the Merger. Pursuant to the Consent, certain of the lenders consented to the consummation of the Merger and the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. In addition, the Consent amends the definition of “Change in Control” in the credit agreement to mean, following consummation of the Merger, an event or series of events by which Exelon no longer owns, directly or indirectly, 100% of the outstanding shares of voting stock of Pepco Holdings. PHI has requested an extension of the Consent to allow for completion of the Merger by June 30, 2016.

Commercial Paper

PHI, Pepco, DPL and ACE maintain on-going commercial paper programs to address short-term liquidity needs. As of September 30, 2015, the maximum capacity available under these programs was $875 million, $500 million, $500 million and $350 million, respectively, subject to available borrowing capacity under the credit facility.

PHI, Pepco, DPL and ACE had $384 million, $48 million, $66 million and $225 million, respectively, of commercial paper outstanding at September 30, 2015. The weighted average interest rate for commercial paper issued by PHI, Pepco, DPL and ACE during the nine months ended September 30, 2015 was 0.76%, 0.43%, 0.46% and 0.46%, respectively. The weighted average maturity of all commercial paper issued by PHI, Pepco, DPL and ACE during the nine months ended September 30, 2015 was ten, five, three and six days, respectively.

Other Financing Activities

PHI Term Loan Agreement

On July 30, 2015, PHI entered into a $300 million term loan agreement, pursuant to which PHI borrowed $300 million at a rate of interest equal to the prevailing Eurodollar rate, which is determined by reference to the LIBOR with respect to the relevant interest period, all as defined in the loan agreement, plus a margin of 0.95%. PHI used the net proceeds of the loan under the loan agreement to repay a portion of its outstanding commercial paper, and for general corporate purposes. All indebtedness incurred under the loan agreement is unsecured, and the aggregate principal amount of all loans, together with any accrued but unpaid interest due under the loan agreement, must be repaid in full on or before July 28, 2016. Pursuant to the term loan agreement, PHI may consummate the Merger and the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. PHI has requested the consent of the lenders under the term loan to allow for completion of the Merger by June 30, 2016.

Bond Payments

In July 2015, Atlantic City Electric Transition Funding LLC (ACE Funding) made the final principal payment of $1 million on its Series 2002-1 Bonds, Class A-3, and principal payments of $6 million on its Series 2002-1 Bonds, Class A-4 and $3 million on its Series 2003-1 Bonds, Class A-3.

Bond Retirements

In August 2015, ACE retired at maturity, $15 million of its secured medium-term notes series C.

Sale of Receivables

On September 28, 2015, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project over a period of time pursuant to a task order. The purchase price to be received by Pepco is $5 million. Pursuant to the purchase agreement, following acceptance of the energy savings project by the buyer, the buyer is entitled to receive the contract payments under the task order payable by the customer over approximately 15 years. The energy savings project will be performed by Pepco Energy Services and is expected to be completed by the end of 2017.

PEPCO HOLDINGS

During 2014, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project pursuant to a task order entered into under a General Services Administration area-wide agreement. The purchase price received by Pepco was $12 million. The energy savings project was performed by Pepco Energy Services and was completed in 2014. Pursuant to the purchase agreement, following acceptance of the energy savings project by the buyer, the buyer was entitled to receive the contract payments under the task order payable by the buyer over approximately 9 years. The energy savings project was accepted during the first quarter of 2015 and the amount was removed from the Current portion of long-term debt and project funding.

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

Financing Activities Subsequent to September 30, 2015

Bond Payments

In October 2015, ACE Funding made principal payments of $9 million on its Series 2002-1 Bonds, Class A-4 and $3 million on its Series 2003-1 Bonds, Class A-3.

In October 2015, PHI repaid at maturity $250 million of its 2.70% notes due October 1, 2015.

(10) INCOME TAXES

A reconciliation of PHI’s consolidated effective income tax rates is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(millions of dollars)
Income tax at Federal statutory rate	$49	35.0%	$40	35.0%	$106	35.0%	$116	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	8	5.7%	6	5.3%	18	5.9%	21	6.3%
Asset removal costs	(3)	(2.1)%	(4)	(3.5)%	(11)	(3.6)%	(9)	(2.7)%
Energy efficiency-related tax deductions	(2)	(1.4)%	(4)	(3.5)%	(6)	(2.0)%	(4)	(1.2)%
Merger-related costs	—	—	—	—	4	1.3%	7	2.1%
Other, net	(3)	(2.2)%	(4)	(3.2)%	(5)	(1.6)%	(6)	(1.9)%

Consolidated income tax expense	$49	35.0%	$34	30.1%	$106	35.0%	$125	37.6%

During the three and nine months ended September 30, 2015, PHI recorded a tax benefit of $2 million and $6 million, respectively, related to certain energy efficiency tax deductions associated with Pepco Energy Services’ energy savings performance contracting services.

In connection with the proposed Merger (as further described in Note (1), “Organization”), PHI incurred certain merger-related costs, which are not tax-deductible.

PEPCO HOLDINGS

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

(11) EQUITY AND EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

PHI’s basic and diluted earnings per share calculations are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015		2014
	(millions of dollars, except per share data)
Income (Numerator):
Net income	$91	$79	$197		$207

Shares (Denominator) (in millions):
Weighted average shares outstanding for basic computation:
Average shares outstanding	254	252	253		251
Adjustment to shares outstanding	—	—	—		—

Weighted Average Shares Outstanding for Computation of Basic Earnings Per Share of Common Stock	254	252	253		251
Net effect of potentially dilutive shares (a)	—	—	1	(b)	1	(b)

Weighted Average Shares Outstanding for Computation of Diluted Earnings Per Share of Common Stock	254	252	254		252

Basic and Diluted Earnings per Share
Basic and diluted earnings per share	$0.36	$0.31	$0.78		$0.82

(a)	There were no options to purchase shares of common stock that were excluded from the calculation of diluted EPS for each of the three and nine months ended September 30, 2015 and 2014.
(b)	Includes certain unvested performance-based restricted stock units.

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

PEPCO HOLDINGS

of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

If the Merger Agreement is terminated due to a Regulatory Termination, PHI will be able to redeem any issued and outstanding Preferred Stock at par value ($0.01 per share). If the Merger Agreement is terminated for any other reason, PHI will be required to redeem all issued and outstanding Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

PHI has excluded the Preferred Stock from equity at September 30, 2015 and December 31, 2014, since the Preferred Stock contains conditions for redemption that are not solely within the control of PHI. Management determined that the Preferred Stock contains embedded features requiring separate accounting consideration to reflect the potential value to PHI that any issued and outstanding Preferred Stock could be called and redeemed at a nominal par value upon a Regulatory Termination. The embedded call and redemption features on the shares of the Preferred Stock in the event of a Regulatory Termination are separately accounted for as derivatives. The estimated fair value of the derivatives related to the Preferred Stock at December 31, 2014 was $3 million and has been included in current assets (Prepaid expenses and other) with a corresponding increase in Preferred Stock on the consolidated balance sheet at December 31, 2014. These Preferred Stock derivatives are valued at each reporting date using quantitative and qualitative factors, including management’s assessment of the likelihood of a Regulatory Termination. As of September 30, 2015, the fair value of the remaining derivative related to the Preferred Stock was estimated to be $18 million based on management’s updated assessment. The $15 million increase in the fair value of the derivative has been included in Other income for the three and nine months ended September 30, 2015.

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

The tables below identify the balance sheet location and fair values of derivative instruments as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative assets (current assets)	$—	$18	$18	$—	$18
Derivative liabilities (current liabilities)	—	(1)	(1)	1	—

Net Derivative asset	$—	$17	$17	$1	$18

PEPCO HOLDINGS

	As of December 31, 2014
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
	(millions of dollars)
Derivative assets (current assets)	$—	$3	$3	$—	$3
Derivative liabilities (current liabilities)	—	(4)	(4)	4	—

Net Derivative (liability) asset	$—	$(1)	$(1)	$4	$3

All derivative assets and liabilities available to be offset under master netting arrangements were netted as of September 30, 2015 and December 31, 2014. The amount of cash collateral that was offset against these derivative positions is as follows:

	September 30, 2015	December 31, 2014
	(millions of dollars)
Cash collateral pledged to counterparties with the right to reclaim (a)	$1	$4

(a)	Includes cash deposits on commodity brokerage accounts.

As of September 30, 2015 and December 31, 2014, all PHI cash collateral pledged related to derivative instruments accounted for at fair value was entitled to be offset under master netting agreements.

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

The tables below provide details regarding terminated cash flow hedges included in PHI’s consolidated balance sheets as of September 30, 2015 and 2014. The data in the following tables indicate the cumulative net loss after-tax related to terminated cash flow hedges by contract type included in AOCL, the portion of AOCL expected to be reclassified to income during the next 12 months, and the maximum hedge or deferral term:

Contracts	As of September 30, 2015		Maximum Term
	Accumulated Other Comprehensive Loss After-tax	Portion Expected to be Reclassified to Income during the Next 12 Months
	(millions of dollars)
Interest rate	$8	$1	203 months

Total	$8	$1

Contracts	As of September 30, 2014		Maximum Term
	Accumulated Other Comprehensive Loss After-tax	Portion Expected to be Reclassified to Income during the Next 12 Months
	(millions of dollars)
Interest rate	$9	$1	215 months

Total	$9	$1

PEPCO HOLDINGS

Other Derivative Activity

DPL has certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the consolidated balance sheets with the gain or loss for changes in fair value recorded in income. In addition, in accordance with FASB guidance on regulated operations, regulatory liabilities or regulatory assets of the same amount are recorded on the consolidated balance sheets and the recognition of the derivative gain or loss is deferred because of the DPSC-approved fuel adjustment clause for DPL’s derivatives. The following table shows the net unrealized and net realized derivative gains and losses arising during the period associated with these derivatives that were recognized in the consolidated statements of income (through Fuel and purchased energy expense) and that were also deferred as Regulatory liabilities and Regulatory assets, respectively, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions of dollars)

Net unrealized (loss) gain arising during the period	$(1)	$(1)	$(2)	$1

Net realized (loss) gain recognized during the period	(1)	—	(5)	3

As of September 30, 2015 and December 31, 2014, the quantities and positions of DPL’s net outstanding natural gas commodity forward contracts that did not qualify for hedge accounting were:

	September 30, 2015		December 31, 2014
Commodity	Quantity	Net Position	Quantity	Net Position
DPL – Natural gas (One Million British Thermal Units)	3,760,000	Long	3,892,500	Long

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

PEPCO HOLDINGS

The following tables set forth, by level within the fair value hierarchy, PHI’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. PHI’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at September 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Derivative instruments
Preferred stock	$18	$—	$—	$18
Cash equivalents and restricted cash equivalents
Treasury funds	285	285	—	—
Executive deferred compensation plan assets
Money market funds and short-term investments	27	13	14	—
Life insurance contracts	45	—	26	19

Total	$375	$298	$40	$37

LIABILITIES
Derivative instruments (b)
Natural gas (c)	$1	$1	$—	$—
Executive deferred compensation plan liabilities
Life insurance contracts	28	—	28	—

Total	$29	$1	$28	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the nine months ended September 30, 2015.
(b)	The fair values of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas futures purchased by DPL as part of a natural gas hedging program approved by the DPSC.

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Derivative instruments
Preferred stock	$3	$—	$—	$3
Restricted cash equivalents
Treasury funds	38	38	—	—
Executive deferred compensation plan assets
Money market funds and short-term investments	35	14	21	—
Life insurance contracts	46	—	27	19

Total	$122	$52	$48	$22

LIABILITIES
Derivative instruments (b)
Natural gas (c)	$4	$4	$—	$—
Executive deferred compensation plan liabilities
Life insurance contracts	30	—	30	—

Total	$34	$4	$30	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2014.
(b)	The fair values of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas futures purchased by DPL as part of a natural gas hedging program approved by the DPSC.

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

Executive deferred compensation plan assets and liabilities categorized as level 2 consist of life insurance policies and certain employment agreement obligations. The life insurance policies are categorized as level 2 assets because they are valued based on the assets underlying the policies, which consist of short-term cash equivalents and fixed income securities that are priced using observable market data and can be liquidated for the value of the underlying assets as of September 30, 2015. The level 2 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance sub-accounts. The sub-accounts are designed to mirror existing mutual funds and money market funds that are observable and actively traded.

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

PEPCO HOLDINGS

Reconciliations of the beginning and ending balances of PHI’s fair value measurements using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 and 2014 are shown below:

	Nine Months Ended September 30, 2015
	Preferred Stock	Life Insurance Contracts
	(millions of dollars)

Beginning balance as of January 1	$3	$19
Total gains (losses) (realized and unrealized):
Included in income	15	4
Included in accumulated other comprehensive loss	—	—
Included in regulatory liabilities	—	—
Purchases	—	—
Issuances	—	(3)
Settlements	—	(1)
Transfers in (out) of level 3	—	—

Ending balance as of September 30	$18	$19

	Nine Months Ended September 30, 2014
	Preferred Stock	Life Insurance Contracts
	(millions of dollars)

Beginning balance as of January 1	$—	$19
Total gains (losses) (realized and unrealized):
Included in income	—	3
Included in accumulated other comprehensive loss	—	—
Included in regulatory liabilities	—	—
Purchases	—	—
Issuances	3	(3)
Settlements	—	—
Transfers in (out) of level 3	—	—

Ending balance as of September 30	$3	$19

The breakdown of realized and unrealized gains on level 3 instruments included in income as a component of Other income or Other operation and maintenance expense for the periods below were as follows:

	Nine Months Ended September 30,
	2015	2014
	(millions of dollars)

Total net gains included in income for the period	$19	$3

Change in unrealized gains relating to assets still held at reporting date	$17	$3

PEPCO HOLDINGS

Other Financial Instruments

The estimated fair values of PHI’s Long-term debt instruments that are measured at amortized cost in PHI’s consolidated financial statements and the associated levels of the estimates within the fair value hierarchy as of September 30, 2015 and December 31, 2014 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. PHI’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

	Fair Value Measurements at September 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$5,658	$—	$5,217	$441
Transition Bonds (b)	201	—	201	—
Long-term project funding	4	—	—	4

Total	$5,863	$—	$5,418	$445

(a)	The carrying amount for Long-term debt was $5,099 million as of September 30, 2015.
(b)	The carrying amount for Transition Bonds, including amounts due within one year, was $184 million as of September 30, 2015.

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$5,583	$—	$5,136	$447
Transition Bonds (b)	235	—	235	—
Long-term project funding	28	—	—	28

Total	$5,846	$—	$5,371	$475

(a)	The carrying amount for Long-term debt was $4,807 million as of December 31, 2014.
(b)	The carrying amount for Transition Bonds, including amounts due within one year, was $215 million as of December 31, 2014.

PEPCO HOLDINGS

The carrying amounts of all other financial instruments in the accompanying consolidated financial statements approximate fair value.

(15) COMMITMENTS AND CONTINGENCIES

General Litigation and Other Matters

From time to time, PHI and its subsidiaries are named as defendants in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. PHI and each of its subsidiaries are self-insured against such claims up to a certain self-insured retention amount and maintain insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, PHI’s contracts with its vendors generally require the vendors to name PHI and/or its subsidiaries as additional insureds for the amounts at least equal to PHI’s self-insured retention. Further, PHI’s contracts with its vendors require the vendors to indemnify PHI for various acts and activities that may give rise to claims against PHI. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on PHI’s or its subsidiaries’ financial condition, results of operations or cash flows. At September 30, 2015, PHI had recorded estimated loss contingency liabilities for general litigation totaling approximately $12 million (including amounts related to the matters specifically described below).

Environmental Matters

PHI, through its subsidiaries, is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of PHI’s utility subsidiaries, environmental clean-up costs incurred by Pepco, DPL and ACE generally are included by each company in its respective cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies described below of PHI and its subsidiaries at September 30, 2015 are summarized as follows:

		Legacy Generation
	Transmission and Distribution	Regulated	Non-Regulated	Total
		(millions of dollars)
Beginning balance as of January 1	$17	$6	$5	$28

Accruals	3	2	—	5
Payments	3	1	—	4

Ending balance as of September 30	17	7	5	29
Less amounts in Other Current Liabilities	4	1	—	5

Amounts in Other Deferred Credits	$13	$6	$5	$24

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

In September 2011, PHI received a request for data from the U.S. Environmental Protection Agency (EPA) regarding operations at the Deepwater generating facility in New Jersey (which was included in the sale to Calpine) between February 2004 and July 1, 2010, to demonstrate compliance with the Clean Air Act’s new source review permitting program. PHI responded to the data request. Under the terms of the Calpine sale, PHI is obligated to indemnify Calpine for any failure of PHI, on or prior to the closing date of the sale, to comply with environmental laws attributable to the construction of new, or modification of existing, sources of air emissions. At this time, PHI does not expect that any financial consequences that could arise from this inquiry would have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

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

Benning Road Site

Contamination of Lower Anacostia River

In September 2010, PHI received a letter from EPA identifying the Benning Road site as one of six land-based sites potentially contributing to contamination of the lower Anacostia River. A portion of the site was formerly the location of a Pepco Energy Services electric generating facility. That generating facility was deactivated in June 2012 and plant structure demolition was completed in July 2015. The remaining portion of the site consists of a Pepco transmission and distribution service center that remains in operation. The principal contaminants allegedly of concern are polychlorinated biphenyls and polycyclic aromatic hydrocarbons. In December 2011, the U.S. District Court for the District of Columbia approved a consent decree entered into by Pepco and Pepco Energy Services with the District of Columbia Department of Energy and Environment (DOEE) (formerly the District of Columbia Department of the Environment), which requires Pepco and Pepco Energy Services to conduct a RI/FS for the Benning Road site and an approximately 10 to 15 acre portion of the adjacent Anacostia River. The RI/FS will form the basis for DOEE’s selection of a remedial action for the Benning Road site and for the Anacostia River sediment associated with the site. The consent decree does not obligate Pepco or Pepco Energy Services to pay for or perform any remediation work, but it is anticipated that DOEE will look to Pepco and Pepco Energy Services to assume responsibility for cleanup of any conditions in the river that are determined to be attributable to past activities at the Benning Road site.

The remedial investigation field work began in January 2013 and was completed in December 2014. In addition, in conjunction with the power plant demolition activities, Pepco and Pepco Energy Services collected soil samples adjacent to and beneath the concrete basins for the dismantled cooling towers for the generating facility. This sampling showed localized areas of soil contamination associated with the cooling tower basins, and, in late 2015, Pepco and Pepco Energy Services expect to implement a plan approved by DOEE to remove contaminated soil in conjunction with the demolition and removal of the concrete basins. On April 30, 2015, Pepco and Pepco Energy Services submitted a draft Remedial Investigation (RI) Report to DOEE. After review and comment by DOEE and the public, Pepco and Pepco Energy Services will revise the draft RI Report as appropriate to address comments received. Concurrent with DOEE’s review of the draft RI Report, Pepco and Pepco Energy Services are proceeding to plan and conduct a treatability study to support the evaluation in the Feasibility Study (FS) of possible remedial alternatives. The treatability study is expected to include gathering additional field data and conducting pilot tests to assess the suitability of possible remedial technologies and to quantify the scope of remedial actions that may be warranted. Once the treatability study work has been completed, Pepco and Pepco Energy Services will prepare and submit a treatability study report for DOEE’s review and approval, to be followed by the preparation and submission of a draft FS Report. After public review and comment on the draft FS Report, Pepco and Pepco Energy Services will revise the draft FS Report as appropriate to address comments received and will submit a final FS Report to DOEE.

PEPCO HOLDINGS

Upon DOEE’s approval of the final RI and FS Reports, Pepco and Pepco Energy Services will have satisfied their obligations under the consent decree. At that point, DOEE will prepare a Proposed Plan regarding further response actions based on the results of the RI/FS. After considering public comment on the Proposed Plan, DOEE will issue a Record of Decision identifying any further response actions determined to be necessary.

DOEE, Pepco and Pepco Energy Services must submit their next joint status report to the court regarding progress on the RI/FS by May 24, 2016.

The remediation costs accrued for this matter are included in the table above in the columns entitled “Transmission and Distribution,” “Legacy Generation – Regulated,” and “Legacy Generation – Non-Regulated.”

NPDES Permit Limit Exceedances

Pepco holds a National Pollutant Discharge Elimination System (NPDES) permit issued by EPA with a July 19, 2009 effective date, which authorizes discharges from the Benning Road site, including the Pepco Energy Services generating facility previously located on the site that was deactivated in 2012 and has been demolished. The 2009 permit for the first time imposed numerical limits on the allowable concentration of certain metals in storm water discharged from the site into the Anacostia River as determined by EPA to be necessary to meet the applicable District of Columbia surface water quality standards. The permit contemplated that Pepco would meet these limits over time through the use of best management practices (BMPs). As of December 2012, Pepco completed the implementation of the first two phases of BMPs identified in a plan approved by EPA (consisting principally of installing metal absorbing filters to capture contaminants from storm water flows, removing stored equipment from areas exposed to the weather, covering and painting exposed metal pipes, and covering and cleaning dumpsters). These measures were effective in reducing metal concentrations in storm water discharges, but were not sufficient to meet all of the numerical limits for metals. Quarterly monitoring results since the issuance of the permit have shown consistent exceedances of the limits for copper and zinc, as well as occasional exceedances for iron and lead.

The NPDES permit was due to expire on June 19, 2014. Pepco submitted a permit renewal application on December 17, 2013. In November 2014, EPA advised Pepco that it will not renew the permit until the Benning Road site has come into compliance with the existing permit limits. The current permit remains in effect pending EPA’s action on the renewal application. In December 2014, Pepco submitted a plan to EPA to implement the third phase of BMPs recommended in the original permit compliance plan with the objective of achieving full compliance with the permit limits for metals by the end of 2015 and Pepco immediately began to implement the additional BMPs in accordance with the plan. On September 1, 2015, Pepco submitted a report to EPA on the status of implementation of the third phase of BMPs. As of that date, Pepco had fully implemented most of the elements of the Phase 3 plan, including installation of upgraded inlet controls (filters and booms), enhanced inspection and maintenance of inlets, removal of materials and equipment from exposure to storm water, and removal of accumulated sediments from the underground storm drains. Although the most recent sampling results show continued progress toward meeting the permit limits for metals, it appears that some form of storm water treatment prior to discharge will be necessary, and Pepco has begun the process of evaluating treatment options. The nature and scope of the necessary treatment system, and the amount of the associated capital expenditures, will not be known until Pepco has completed the evaluation and design process.

Pepco is currently engaged in discussions with representatives from EPA and the DOJ regarding permit compliance. The DOJ and EPA representatives have advised that they will expect Pepco to enter into a consent decree, in connection with a Clean Water Act civil enforcement action to be filed by EPA, that will establish further requirements to achieve compliance with the permit limits, including the design and installation of an appropriate storm water treatment system, and that the consent decree also will include civil penalties for noncompliance. The amount of such penalties is not known or estimable at this time.

On September 11, 2015, Anacostia Riverkeeper sent Pepco a letter stating its intention to file a citizen suit under the Clean Water Act alleging that Pepco is in violation of the Benning NPDES permit with respect to the discharge of storm water. Such a suit cannot be filed for at least 60 days from the date of this notice letter. Based on discussions with EPA and DOJ, Pepco expects that EPA will file an enforcement action in Federal district court prior to the expiration of the 60-day waiting period that will lead to a consent decree addressing the storm water discharge issues. Such an EPA enforcement action should preclude Anacostia Riverkeeper from proceeding with any separate citizen suit.

PEPCO HOLDINGS

If the Phase 3 BMPs are not adequate to achieve consistent compliance with the permit limits, it is possible that a capital project to install a storm water treatment system may be required as part of any consent decree to resolve the expected EPA enforcement. The need for any such capital expenditures will not be known until Pepco has fully implemented the Phase 3 BMPs and engaged in further discussions with EPA and DOJ.

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

In March 2014, Pepco and DOEE entered into a consent decree to resolve a threatened DOEE enforcement action, the terms of which include a combination of a civil penalty and a Supplemental Environmental Project (SEP) with a total cost to Pepco of $875,000. The consent decree was approved and entered by the District of Columbia Superior Court on April 4, 2014. Pepco has paid the $250,000 civil penalty imposed under the consent decree and, pursuant to the consent decree, has made a one-time donation in the amount of $25,000 to the Northeast Environmental Enforcement Training Fund, Inc., a non-profit organization that funds scholarships for environmental enforcement training. The consent decree confirmed that no further actions are required by Pepco to investigate, assess or remediate impacts to the river from the mineral oil release. To implement the SEP, Pepco has entered into an agreement with Living Classrooms Foundation, Inc., a non-profit educational organization, to provide $600,000 to fund the design, installation and operation of a trash collection system at a storm water outfall that drains to the Anacostia River. DOEE approved the design for the trash collection system and efforts to secure necessary permits have commenced. Pepco expects that this system will be constructed and placed into operation by the end of 2016, which will satisfy Pepco’s obligations under the consent decree. On September 11, 2015, Pepco and DOEE filed a joint report with the D.C. Superior Court on the status of the trash cage project and other elements of the consent decree. The court accepted that report and scheduled the next status hearing in this matter for September 23, 2016.

The consent decree did not resolve potential claims under federal law for natural resource damages resulting from the mineral oil release. Pepco has engaged in separate discussions with DOEE and the federal resource trustees regarding the settlement of a possible natural resource damages claim under federal law. In July 2013, Pepco submitted a natural resource damage assessment to DOEE and the federal trustees that proposed monetary compensation for such damages in the range of $106,000 to $161,000. By letter dated September 16, 2015, the U.S. Department of Interior, on behalf of the trustees, made a confidential counter-proposal for settlement of the natural resource damage claim. Pepco is currently

PEPCO HOLDINGS

evaluating that proposal and has initiated discussions with the trustees. Based on the terms of the trustees’ proposal, PHI and Pepco do not believe that the resolution of the federal natural resource damages claim will have a material adverse effect on their respective financial condition, results of operations or cash flows.

As a result of the mineral oil release, Pepco implemented certain interim operational changes to the secondary containment systems at the facility, which involve pumping accumulated storm water to an above-ground holding tank for off-site disposal. Pepco is continuing to use the above-ground holding tank to manage storm water from the secondary containment system while it evaluates other technical and regulatory options.

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

PEPCO HOLDINGS

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

Rock Creek Mineral Oil Release

In late August 2015, a Pepco underground transmission line in the District of Columbia was damaged by a third party performing directional drilling for the installation of other underground utilities, resulting in the release of non-toxic mineral oil surrounding the transmission line into the surrounding soil, and a small amount also reached Rock Creek through a storm drain. Pepco notified regulatory authorities, and Pepco and its spill response contractors placed booms in Rock Creek, blocked the storm drain to prevent the release of mineral oil into the creek and commenced remediation of soil around the transmission line and the Rock Creek shoreline. Pepco estimates that approximately 6,100 gallons of mineral oil were released and that its remediation efforts recovered approximately 80 percent of the amount released. Pepco’s remediation efforts are ongoing under the direction of the DOEE and in collaboration with the National Park Service, the Smithsonian Institution/National Zoo and EPA. To the extent recovery is available against any party who contributed to this loss, PHI and Pepco will pursue such action. PHI and Pepco continue to investigate the cause of the incident, the parties involved, and legal responsibility under District of Columbia law, but do not believe that the remediation costs to resolve this matter will have a material adverse effect on their respective financial condition, results of operations or cash flows.

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

Since 2005, PHI’s former cross-border energy lease investments have been under examination by the IRS as part of the PHI federal income tax audits. In connection with the audit of PHI’s 2001-2002 income tax returns, the IRS disallowed the depreciation and interest deductions in excess of rental income claimed by PHI for six of the eight lease investments and, in connection with the audits of PHI’s 2003-2005 and 2006-2008 income tax returns, the IRS disallowed such deductions in excess of rental income for all eight of the lease investments. In addition, the IRS has sought to recharacterize each of the leases as a loan transaction in each of the years under audit as to which PHI would be subject to original issue discount income. PHI has disagreed with the IRS’ proposed adjustments to the 2001-2008 income tax returns and has filed protests of these findings for each year with the Office of Appeals of the IRS. In November 2010, PHI entered into a settlement agreement with the IRS for the 2001 and 2002 tax years for the purpose of commencing litigation associated with this matter and subsequently filed refund claims in July 2011 for the disallowed tax deductions relating to the leases for these years. In January 2011, as part of this settlement, PHI paid $74 million of additional tax for 2001 and 2002, penalties of $1 million, and $28 million in interest associated with the disallowed deductions. Since the July 2011 refund claims were not approved by the IRS within the statutory six-month period, in January 2012 PHI filed complaints in the U.S. Court of Federal Claims seeking recovery of the tax payment, interest and penalties. The 2003-2005 and 2006-2011 income tax return audits continue to be in process with the IRS Exam Division, respectively, and are not presently a part of the U.S. Court of Federal Claims litigation.

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

In order to mitigate the cost of continued litigation related to the cross-border energy lease investments, PHI and its subsidiaries have entered into discussions with the IRS with the intention of seeking a settlement of all tax issues for open tax years 2001 through 2011, including the cross-border energy lease issue. PHI currently believes that it is possible that a settlement with the IRS may be reached in 2015 or 2016. Further discovery in the case is stayed until November 19, 2015, pursuant to an order issued by the court on August 20, 2015.

Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

PHI and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations that they have entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

PEPCO HOLDINGS

As of September 30, 2015, PHI and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors for standby letters of credit, energy procurement obligations, and other commitments and obligations. The commitments and obligations were as follows:

	Guarantor
	PHI	Pepco	DPL	ACE	Total
	(millions of dollars)

Guarantees associated with disposal of Conectiv Energy assets (a)	$13	$—	$—	$—	$13

Guaranteed lease residual values (b)	3	6	6	5	20

Total	$16	$6	$6	$5	$33

(a)	Represents guarantees by PHI of Conectiv Energy’s derivatives portfolio transferred in connection with the disposition of Conectiv Energy’s wholesale business. The derivative portfolio guarantee is currently $13 million and covers Conectiv Energy’s performance prior to the assignment. This guarantee will remain in effect until the end of 2015.
(b)	Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The maximum lease term associated with these assets ranges from 3 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $52 million, $10 million of which is a guaranty by PHI, $13 million by Pepco, $16 million by DPL and $13 million by ACE. The minimum lease term associated with these assets ranges from 1 to 4 years. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.

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

Energy Services Performance Contracts

Pepco Energy Services has a diverse portfolio of energy savings services performance contracts that are associated with the installation of energy savings equipment or combined heat and power facilities for federal, state and local government customers. As part of the energy savings contracts, Pepco Energy Services typically guarantees that the equipment or systems it installs will generate a specified amount of energy savings on an annual basis over a multi-year period. As of September 30, 2015 the remaining notional amount of Pepco Energy Services’ energy savings guarantees over the life of the multi-year performance contracts on: (i) completed projects was $230 million, with the longest guarantee having a remaining term of 23 years; and, (ii) projects under construction was $57 million, with the longest guarantee having a term of 15 years after completion of construction. On an annual basis, Pepco Energy Services undertakes a measurement and verification process to determine the amount of energy savings for the year and whether there is any shortfall in the annual energy savings compared to the guaranteed amount.

As of September 30, 2015, Pepco Energy Services had a performance guarantee contract associated with the production at a combined heat and power facility that is under construction totaling $15 million in notional value over 20 years.

Pepco Energy Services recognizes a liability for the value of the estimated energy savings or production shortfalls when it is probable that the guaranteed amounts will not be achieved and the amount is reasonably estimable. As of September 30, 2015, Pepco Energy Services had an accrued liability of $1 million for its energy savings contracts that it established during 2012. There was no significant change in the type of contracts issued during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

PEPCO HOLDINGS

Dividends

On October 22, 2015, Pepco Holdings’ Board of Directors declared a dividend of $0.27 per share, payable December 31, 2015 to holders of common stock of record on the close of business on December 10, 2015.

On October 22, 2015, Pepco Holdings’ Board of Directors also declared a pro-rata dividend in the event the Merger is completed before the close of business on December 10, 2015. The pro-rata dividend is payable 20 days after the Merger is completed to holders of common stock of record as of the day immediately prior to the day the Merger is completed, at a rate of $0.002967 per share per day beginning September 11, 2015, and ending the day before the Merger is completed.

(16) VARIABLE INTEREST ENTITIES

PHI is required to consolidate a variable interest entity (VIE) in accordance with FASB ASC 810 if PHI or a subsidiary is the primary beneficiary of the VIE. The primary beneficiary of a VIE is typically the entity with both the power to direct activities most significantly impacting economic performance of the VIE and the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. PHI performs a qualitative analysis to determine whether a variable interest provides a controlling financial interest in any of the VIEs in which PHI or its subsidiaries have an interest. Set forth below are the relationships with respect to which PHI conducted a VIE analysis as of September 30, 2015.

DPL Renewable Energy Transactions

DPL is subject to Renewable Energy Portfolio Standards (RPS) in the state of Delaware that require it to obtain renewable energy credits (RECs) for energy delivered to its customers. DPL’s costs associated with obtaining RECs to fulfill its RPS obligations are recoverable from its customers by law. As of September 30, 2015, DPL is a party to three land-based wind power purchase agreements (PPAs) in the aggregate amount of 128 MWs, one solar PPA with a 10 MW facility, and a PPA with the Delaware Sustainable Energy Utility (DSEU) to purchase solar renewable energy credits (SRECs). Each of the facilities associated with these PPAs is operational, except for the facilities associated with the PPA with the DSEU, which are expected to be operational within one year. DPL is obligated to purchase energy and RECs in amounts generated and delivered by the wind facilities and SRECs from the solar facility and the DSEU, up to certain amounts (as set forth below) at rates that are primarily fixed under the respective agreements. PHI and DPL have concluded that while VIEs exist under these contracts, consolidation is not required under FASB ASC 810 as DPL is not the primary beneficiary. DPL has not provided financial or other support under these arrangements that it was not previously contractually required to provide during the periods presented, and DPL does not have any intention to provide such additional support.

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

Wind PPAs

DPL is obligated to purchase energy and RECs from one of the wind facilities through 2024 in amounts not to exceed 50 MWs, from a second wind facility through 2031 in amounts not to exceed 40 MWs, and from a third wind facility through 2031 in amounts not to exceed 38 MWs. DPL’s aggregate purchases under the three wind PPAs totaled $4 million and $5 million for the three months ended September 30, 2015 and 2014, respectively. DPL’s aggregate purchases under the three wind PPAs totaled $20 million and $21 million for the nine months ended September 30, 2015 and 2014, respectively.

PEPCO HOLDINGS

Solar PPAs

The term of the PPA with the solar facility is through 2030 and DPL is obligated to purchase SRECs in an amount up to 70 percent of the energy output at a fixed price. The DSEU may enter into 20-year contracts with solar facilities to purchase SRECs for resale to DPL. Under the PPA with the DSEU, at September 30, 2015 and 2014, DPL was obligated to purchase SRECs in amounts not to exceed 28 MWs and 19 MWs, respectively, at annually determined auction rates. DPL’s purchases under these solar agreements were $2 million and $1 million for the three months ended September 30, 2015 and 2014, respectively. DPL’s purchases under these solar agreements were $4 million and $3 million for the nine months ended September 30, 2015 and 2014.

Fuel Cell Facilities

On October 18, 2011, the DPSC approved a tariff submitted by DPL in accordance with the requirements of the RPS specific to fuel cell facilities totaling 30 MWs to be constructed by a qualified fuel cell provider. The tariff and the RPS establish that DPL acts solely as an agent to collect payments in advance from its distribution customers and remit them to the qualified fuel cell provider for each MW hour of energy produced by the fuel cell facilities through 2033. The RPS provides for a reduction in DPL’s REC requirements based upon the actual energy output of the facilities. PHI and DPL have concluded that while a VIE exists as a result of this relationship, consolidation is not required under FASB ASC 810 as DPL is not the primary beneficiary. For the three months ended September 30, 2015 and 2014, 56,388 and 56,335 megawatt hours, respectively, were produced from fuel cell facilities placed in service under the tariff. For the nine months ended September 30, 2015 and 2014, 170,028 and 165,878 megawatt hours, respectively, were produced from fuel cell facilities placed in service under the tariff. DPL billed $9 million and $8 million to distribution customers with respect to energy produced by these facilities for the three months ended September 30, 2015 and 2014, respectively. DPL billed $28 million and $26 million to distribution customers with respect to energy produced by these facilities for the nine months ended September 30, 2015 and 2014, respectively.

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

Because ACE has no equity or debt invested in the NUGs, the maximum exposure to loss relates primarily to any above-market costs incurred for power. Due to unpredictability in the pricing for purchased energy under the PPAs, PHI and ACE are unable to quantify the maximum exposure to loss. The power purchase costs are recoverable from ACE’s customers through regulated rates. Purchase activities with the NUGs, including excess power purchases not covered by the PPAs, for the three months ended September 30, 2015 and 2014, were approximately $52 million and $56 million, respectively, of which approximately $50 million and $52 million, respectively, consisted of power purchases under the PPAs. Purchase activities with the NUGs, including excess power purchases not covered by the PPAs, for the nine months ended September 30, 2015 and 2014, were approximately $160 million and $182 million, respectively, of which approximately $151 million and $159 million, respectively, consisted of power purchases under the PPAs.

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

PEPCO HOLDINGS

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

(17) ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Pepco Holdings’ AOCL are as follows. For additional information, see the consolidated statements of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions of dollars)

Balance at beginning of the period	$(42)	$(35)	$(46)	$(34)

Treasury Lock
Balance at beginning of the period	(9)	(9)	(9)	(9)
Amount of pre-tax loss reclassified to Interest expense	1	—	1	—
Income tax benefit	—	—	—	—

Balance as of September 30	(8)	(9)	(8)	(9)

Pension and Other Postretirement Benefits

Balance at beginning of the period	(33)	(26)	(37)	(25)
Amount of amortization of net prior service cost and actuarial loss reclassified to Other operation and maintenance expense	2	2	7	—
Income tax expense (benefit)	2	—	3	(1)

Balance as of September 30	(33)	(24)	(33)	(24)

Balance as of September 30	$(41)	$(33)	$(41)	$(33)

18) SUBSEQUENT EVENT

Land Sale

On October 16, 2015, Pepco entered into a purchase and sale agreement with a third party to sell a two-acre parcel of unimproved land, held currently as non-utility property within Property, plant and equipment, with an allocated carrying value of $5 million at a purchase price of $14 million. The purchase and sale agreement also provides the third party with an option to purchase an additional 1.8-acre land parcel directly adjacent to the property with an allocated carrying value of $4 million at a purchase price of $13 million. The sale of the two-acre parcel is expected to close in the fourth quarter of 2015.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions of dollars)

Operating Revenue	$612	$587	$1,686	$1,630

Operating Expenses

Purchased energy	213	205	606	612
Other operation and maintenance	112	103	328	287
Depreciation and amortization	74	59	207	171
Other taxes	98	95	284	275

Total Operating Expenses	497	462	1,425	1,345

Operating Income	115	125	261	285

Other Income (Expenses)
Interest expense	(31)	(29)	(92)	(86)
Other income	8	9	21	28

Total Other Expenses	(23)	(20)	(71)	(58)

Income Before Income Tax Expense	92	105	190	227
Income Tax Expense	32	38	62	82

Net Income	$60	$67	$128	$145

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
	(millions of dollars)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10	$6
Restricted cash equivalents	2	5
Accounts receivable, less allowance for uncollectible accounts of $17 million and $16 million, respectively	418	315
Inventories	67	62
Deferred income tax assets, net	6	14
Income taxes and related accrued interest receivable	95	94
Prepaid expenses and other	24	21

Total Current Assets	622	517

OTHER ASSETS
Regulatory assets	695	697
Prepaid pension expense	298	316
Investment in trust	26	34
Income taxes and related accrued interest receivable	30	30
Other	73	71

Total Other Assets	1,122	1,148

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	7,949	7,764
Accumulated depreciation	(2,773)	(2,816)

Net Property, Plant and Equipment	5,176	4,948

TOTAL ASSETS	$6,920	$6,613

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
	(millions of dollars, except shares)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term debt	$48	$104
Current portion of long-term debt and project funding	—	12
Accounts payable	113	94
Accrued liabilities	78	91
Accounts payable due to associated companies	32	30
Capital lease obligations due within one year	11	10
Taxes accrued	28	32
Interest accrued	32	19
Customer deposits	42	44
Other	69	102

Total Current Liabilities	453	538

DEFERRED CREDITS
Regulatory liabilities	97	104
Deferred income tax liabilities, net	1,636	1,584
Investment tax credits	2	2
Other postretirement benefit obligations	52	57
Other	67	67

Total Deferred Credits	1,854	1,814

OTHER LONG-TERM LIABILITIES
Long-term debt	2,332	2,124
Capital lease obligations	45	50

Total Other Long-Term Liabilities	2,377	2,174

COMMITMENTS AND CONTINGENCIES (NOTE 11)

EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 100 shares outstanding	—	—
Premium on stock and other capital contributions	1,122	1,010
Retained earnings	1,114	1,077

Total Equity	2,236	2,087

TOTAL LIABILITIES AND EQUITY	$6,920	$6,613

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$128	$145
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	207	171
Deferred income taxes	69	161
Gains on sales of land	—	(9)
Changes in:
Accounts receivable	(103)	(8)
Inventories	(5)	2
Prepaid expenses	(3)	(3)
Regulatory assets and liabilities, net	(90)	(112)
Accounts payable and accrued liabilities	(17)	(16)
Prepaid pension expense, excluding contributions	18	12
Income tax-related prepayments, receivables and payables	(4)	(30)
Interest accrued	13	15
Other assets and liabilities	—	(3)

Net Cash From Operating Activities	213	325

INVESTING ACTIVITIES
Investment in property, plant and equipment	(374)	(380)
Department of Energy capital reimbursement awards received	—	3
Proceeds from sales of land	—	9
Changes in restricted cash equivalents	3	—
Net other investing activities	14	(4)

Net Cash Used By Investing Activities	(357)	(372)

FINANCING ACTIVITIES
Dividends paid to Parent	(91)	(46)
Capital contributions from Parent	112	80
Issuances of long-term debt	208	410
Reacquisitions of long-term debt	(12)	(175)
Repayments of short-term debt, net	(56)	(151)
Cost of issuances	(4)	(7)
Net other financing activities	(9)	(1)

Net Cash From Financing Activities	148	110

Net Increase in Cash and Cash Equivalents	4	63
Cash and Cash Equivalents at Beginning of Period	6	9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10	$72

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for income taxes (includes payments from PHI for federal income taxes)	$(6)	$(58)

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium on Stock	Retained Earnings	Total
(millions of dollars, except shares)	Shares	Par Value
BALANCE, DECEMBER 31, 2014	100	$—	$1,010	$1,077	$2,087

Net Income	—	—	—	26	26
Capital contribution from Parent	—	—	112	—	112

BALANCE, MARCH 31, 2015	100	—	1,122	1,103	2,225

Net Income	—	—	—	42	42
Dividends on common stock	—	—	—	(31)	(31)

BALANCE, JUNE 30, 2015	100	—	1,122	1,114	2,236

Net Income	—	—	—	60	60

Dividends on common stock	—	—	—	(60)	(60)

BALANCE, SEPTEMBER 30, 2015	100	$—	$1,122	$1,114	$2,236

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

The Merger Agreement provides for certain termination rights for each of PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain required regulatory approvals with respect to the Merger or the breach by Exelon of its obligations in respect of obtaining such regulatory approvals (a Regulatory Termination), PHI will be able to redeem any

PEPCO

issued and outstanding Preferred Stock at par value, and in that case, Exelon will be required to pay all documented out-of-pocket expenses incurred by PHI in connection with the Merger Agreement or the transactions contemplated thereby, up to $40 million. If the Merger Agreement is terminated, other than for a Regulatory Termination, PHI will be required to redeem the Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

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

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015, and on October 15, 2015, voted to extend the effectiveness of its approval until June 30, 2016. The DPSC approved the Merger on May 19, 2015.

On December 22, 2014, the waiting period under the HSR Act expired. Although the Department of Justice (DOJ) allowed the waiting period under the HSR Act to expire without taking any action with respect to the Merger, the DOJ has not advised PHI that it has concluded its investigation. The expiration of the HSR Act waiting period allows for the closing of the Merger at any time on or before December 21, 2015. If the Merger is not completed by that date the parties will be required to refile the required Notification and Report Forms with the DOJ and Federal Trade Commission (FTC), which will restart the 30-day waiting period required by the HSR Act, during which time the Merger may not be consummated, unless these agencies authorize the early termination of the waiting period. PHI and Exelon currently anticipate that they will refile with the DOJ and FTC in November 2015.

On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, PHI and Exelon announced that they had committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC. Multiple parties have filed petitions for judicial review of the MPSC order by the Circuit Court of Queen Anne’s County, Maryland, seeking to appeal the MPSC order. PHI is vigorously contesting these appeals. The MPSC order remains in effect during the appeals process. At this time, PHI is unable to predict the outcome of the proceeding.

On August 25, 2015, the DCPSC announced at a public meeting that it had denied the merger application, and on August 27, 2015, the DCPSC issued its written order related to the Merger. On September 28, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, filed an application for reconsideration with the DCPSC requesting reconsideration of the DCPSC order related to the Merger.

On October 6, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, entered into a Nonunanimous Full Settlement Agreement and Stipulation (the DC Settlement Agreement) with the District of Columbia Government, the Office of the People’s Counsel and other parties, which DC Settlement Agreement contains commitments from Exelon and PHI above those contained in their original merger application.

PEPCO

Also on October 6, 2015, PHI, Exelon and Merger Sub entered into a Letter Agreement (the Letter Agreement), setting forth the terms and conditions under which the parties will file with the DCPSC (a) a Motion of Joint Applicants to Reopen the Record in Formal Case No. 1119 to Allow for Consideration of the DC Settlement Agreement (the Motion to Reopen), or (b) if the Motion to Reopen is not granted, a new merger application, requesting approval of the Merger on the terms and commitments agreed to in the DC Settlement Agreement. Pursuant to the Letter Agreement, PHI and Exelon each agrees, among other things, that neither party will exercise the termination rights each may have under the Merger Agreement on or after October 29, 2015, unless: (i) the DCPSC does not, within 45 days following the date on which the DC Settlement Agreement is filed with the DCPSC (the Settlement Filing Date), set a procedural schedule which allows for a final order for approval of the Merger within 150 days after the Settlement Filing Date, (ii) the DCPSC sets a schedule for action which does not allow for a final order for approval of the Merger within 150 days after the Settlement Filing Date, (iii) the DCPSC fails to issue a final order approving the Merger and the DC Settlement Agreement as filed without condition or modification within 150 days after the Settlement Filing Date, (iv) the DCPSC issues a final order denying approval of the Merger or the DC Settlement Agreement or adds conditions or makes modifications to the DC Settlement Agreement, (v) the DC Settlement Agreement is terminated for any reason, or (vi) on or after the date that is 151 days after the Settlement Filing Date a condition to closing of the Merger has not been satisfied or waived (other than those conditions that by their nature are to be satisfied at the closing). The Letter Agreement also provides that, subject to certain conditions, Exelon may, following receipt of all regulatory approvals consistent with the DC Settlement Agreement, delay closing of the Merger for up to 30 days to engage in capital markets transactions to raise additional funds required to consummate the Merger.

On October 6, 2015, following execution of the DC Settlement Agreement and the Letter Agreement, Exelon, PHI and Pepco, and certain of their respective affiliates, filed with the DCPSC the Motion to Reopen requesting consideration of the DC Settlement Agreement and approval of the Merger on such terms and conditions set forth in the DC Settlement Agreement, without condition or modification, and to stay further proceedings on the application for reconsideration filed by the parties on September 28, 2015 and suspend the time period for reconsideration pending the DCPSC’s consideration of the DC Settlement Agreement.

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

Pepco’s unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in Pepco’s annual report on Form 10-K for the year ended December 31, 2014. In the opinion of Pepco’s management, the unaudited financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly Pepco’s financial condition as of September 30, 2015, in accordance with GAAP. The year-end December 31, 2014 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three and nine months ended September 30, 2015 may not be indicative of results that will be realized for the full year ending December 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

PEPCO

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

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in Pepco’s gross revenues were $81 million for each of the three months ended September 30, 2015 and 2014, and $236 million and $233 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Presentation of Debt Issuance Costs (ASC 835)

In April 2015, the FASB issued new guidance for the presentation of debt issuance costs on the balance sheet. Debt issuance costs are currently required to be presented on the balance sheet as assets. However, under the new requirements, these debt issuance costs will be offset against the debt to which the costs relate. The new requirements will be effective for Pepco beginning January 1, 2016, and are required to be implemented on a retrospective basis for all periods presented. Early adoption is permitted. Pepco is currently evaluating the potential impact of this new guidance on its financial statements, but the impact is not expected to be material.

Business Combination (ASC 805)

In September 2015, the FASB issued new guidance on adjustments to provisional amounts recognized in a business combination, which are currently recognized on a retrospective basis. Under the new requirements, adjustments will be recognized in the reporting period in which the adjustments are determined. The effects of changes in depreciation, amortization, or other income arising from changes to the provisional amounts, if any, are included in earnings of the reporting period in which the adjustments to the provisional amounts are determined. An entity is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new requirements will be effective for Pepco beginning January 1, 2016, and are required to be implemented on a prospective basis. Early adoption is permitted. Pepco currently anticipates it may be affected by the new guidance if its Merger with Exelon is consummated.

(5) SEGMENT INFORMATION

Pepco operates its business as one regulated utility segment, which includes all of its services as described above.

(6) REGULATORY MATTERS

Rate Proceedings

As further described in Note (1), “Organization,” on April 29, 2014, PHI entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than pursuing the conclusion of the pending filings indicated below. To date, Pepco has not requested such consent from Exelon and has not filed any new distribution base rate cases since entering into the Merger Agreement.

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

In July 2013, Pepco filed a notice of appeal of the July 2013 order in the Circuit Court for Baltimore City. Other parties also filed notices of appeal, which were consolidated with Pepco’s appeal. In its appeal, Pepco asserted that the MPSC erred in failing to grant Pepco an adequate ROE, denying a number of other cost recovery mechanisms and limiting Pepco’s test year data to no more than four months of forecasted data in future rate cases. The other parties primarily asserted that the MPSC erred or acted arbitrarily and capriciously in allowing the recovery of certain costs by Pepco, in approving the Grid Resiliency Charge, and in refusing to reduce Pepco’s rate base by known and measurable accumulated depreciation. In November 2014, the Circuit Court issued an order reversing the MPSC’s decision on Pepco’s ROE and directing the MPSC to make more specific findings regarding the impact of improved service reliability and the BSA in calculating Pepco’s ROE. On all other issues that were the subject of an appeal, the Circuit Court affirmed the MPSC’s July 2013 order. Other parties to this proceeding have filed notices of appeal of the Circuit Court’s decision to the Court of Special Appeals, where the case remains pending. Pepco has elected not to appeal the decision of the Circuit Court.

PEPCO

2013 Base Rate Proceeding – Phase I

In December 2013, Pepco submitted an application with the MPSC to increase its electric distribution base rates. The filing sought approval of an annual rate increase of approximately $43.3 million (adjusted by Pepco to approximately $37.4 million on April 15, 2014), based on a requested ROE of 10.25%. The requested rate increase sought to recover expenses associated with Pepco’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. In July 2014, the MPSC issued an order approving an annual rate increase of approximately $8.75 million, based on an ROE of 9.62%. The new rates became effective on July 4, 2014. In July 2014, Pepco filed a petition for rehearing seeking reconsideration of the recovery of certain expenses, which the MPSC denied by its order issued in November 2014 (described below). In December 2014, Pepco filed a petition for judicial review of this MPSC order with the Circuit Court for Baltimore City. On August 7, 2015, the Circuit Court for Baltimore City affirmed the MPSC’s decision and denied Pepco’s appeal. Pepco has elected not to appeal the decision of the Circuit Court.

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

FERC Transmission ROE Challenges

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Municipal Electric Corporation, Inc. (DEMEC), filed a joint complaint at FERC against Pepco and its affiliates, Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE), as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and certain protocols regarding the formula rate process associated with the transmission service that the utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. Pepco believes the allegations in this complaint are without merit and is vigorously contesting this complaint. In August 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directed that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) set a 15-month refund period that commenced on February 27, 2013, should a refund result from this proceeding. After settlement discussions among the parties in this matter reached an impasse, the settlement judge, in November 2014, issued an order terminating the settlement discussions and referring the matter to a presiding administrative law judge.

In June 2014, FERC issued an order in a proceeding in which Pepco was not involved, in which it adopted a new ROE methodology for electric utilities. This new methodology replaces the existing one-step discounted cash flow analysis (which incorporates only short-term growth rates) traditionally used to derive ROE for electric utilities with the two-step discounted cash flow analysis (which incorporates both

PEPCO

short-term and long-term measures of growth) used for natural gas and oil pipelines. As a result of the August 2014 FERC order discussed in the preceding paragraph, Pepco applied an estimated ROE based on the two-step methodology announced by FERC for the 15-month period over which its transmission revenues would be subject to refund as a result of the challenge, and recorded estimated reserves for the entire 15-month refund period in the second quarter of 2014.

On December 8, 2014, the parties that filed the February 2013 complaint filed a second complaint against Pepco, DPL, ACE, as well as BGE, regarding the base transmission ROE, seeking a reduction from 10.8% to 8.8%. By order issued on February 9, 2015, FERC established a hearing on the second complaint and established a second 15-month refund period that commenced on December 8, 2014. Consistent with the prior challenge, Pepco applied an estimated ROE based on the two-step methodology described above, and in the fourth quarter of 2014 and in the first, second and third quarters of 2015 established reserves for the estimated refund based on the effective date of the second refund period of December 8, 2014. On February 20, 2015, the chief judge issued an order consolidating the two complaint proceedings and established an initial decision issuance deadline of February 29, 2016. On March 2, 2015, the presiding administrative law judge issued an order establishing a procedural schedule for the consolidated proceedings that provides for the hearing to commence on October 20, 2015.

Also during the third quarter of 2015, Pepco further evaluated the reserves established for each of the two refund periods and, based on an updated assessment of market conditions, developments in other cases before FERC, litigation risk and other factors, increased its reserves to reflect management’s best estimate of the refund that is expected to result from these consolidated proceedings. As of September 30, 2015, Pepco’s reserves for both of the refund periods totaled $11 million. A settlement entered into by the parties regarding the protocols (but not the ROE) raised in the February 2013 complaint was submitted to FERC on July 31, 2015 and is awaiting FERC approval.

To the extent that the final ROE established in these consolidated proceedings is lower than the ROE used to record the estimated reserves with respect to the February 2013 and the December 2014 complaints, each ten basis point reduction in the ROE would result in an increase in required reserves and a reduction of Pepco’s operating income of $1.2 million.

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

In October 2013, the Federal District Court issued an order ruling that the contracts are illegal and unenforceable. The Contract EDCs, the Maryland Office of People’s Counsel and one generating company have appealed the Maryland Circuit Court’s decision to the Maryland Court of Special Appeals. In addition, in November 2013 both the winning bidder and the MPSC appealed the Federal District Court decision to the U.S. Court of Appeals for the Fourth Circuit, which affirmed the decision. In November 2014, the winning bidder and the MPSC each petitioned the U.S. Supreme Court to consider hearing an appeal of the Fourth Circuit decision and, on October 19, 2015, the U.S. Supreme Court agreed to review that decision.

PEPCO

Assuming the contracts, as currently written, become effective following the satisfaction of all relevant conditions, including the completion of the proceedings discussed above, Pepco continues to believe that it may be required to record its proportional share of the contracts as derivative instruments at fair value and record related regulatory assets of approximately the same amount because it would be entitled to recover any payments under the contracts from SOS customers. Pepco has concluded that any accounting for these contracts would not be required until all legal proceedings related to these contracts and the actions of the MPSC in the related proceeding have been resolved.

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

In March 2015, a party to the DCPSC proceedings filed with the District of Columbia Court of Appeals a petition for review of the order approving the Triennial Plan and the issuance of the financing order. In August 2015, the DCPSC filed a motion with the District of Columbia Court of Appeals to dismiss or, in the alternative, for summary affirmance, which was denied by the court in September 2015. The District of Columbia Court of Appeals is scheduled to hear the case in November 2015. Separately, in June 2015, an agency of the federal government served by Pepco asserted that the DDOT surcharge constitutes a tax on end users from which the federal government is immune. PHI is currently evaluating the assertion and the resolution of this matter will likely delay implementation of the undergrounding initiative.

PEPCO

Merger Approval Proceedings

District of Columbia

On June 18, 2014, Exelon, PHI and Pepco, and certain of their respective affiliates, filed an application with the DCPSC seeking approval of the Merger. To approve the Merger, the DCPSC must find that the Merger is in the public interest. In an order issued August 22, 2014, the DCPSC stated that to make the determination of whether the transaction is in the public interest, it will analyze the transaction in the context of seven factors to determine whether the transaction balances the interests of shareholders and investors with ratepayers and the community, whether the benefits to shareholders do or do not come at the expense of the ratepayers, and whether the transaction produces a direct and tangible benefit to ratepayers. The seven factors identified by the DCPSC are the effects of the transaction on: (i) ratepayers, shareholders, the financial health of the utility standing alone and as merged, and the local economy; (ii) utility management and administrative operations; (iii) the public safety and the safety and reliability of services; (iv) risks associated with all of the affiliated non-jurisdictional business operations, including nuclear operations, of the applicants; (v) the DCPSC’s ability to regulate the utility effectively following the Merger; (vi) competition in the local retail and wholesale markets that impacts the District and District ratepayers; and (vii) conservation of natural resources and preservation of environmental quality. District of Columbia law does not impose any time limit on the DCPSC’s review of the Merger. The DCPSC held evidentiary hearings in March and April of 2015 and the record was closed on May 27, 2015.

On August 25, 2015, the DCPSC announced at a public meeting that it had denied the merger application and Pepco Holdings and Exelon indicated that the parties were evaluating all available options, including requesting a rehearing of the DCPSC’s decision. On August 27, 2015, the DCPSC issued its written order related to the Merger. On September 28, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, filed an application for reconsideration before the DCPSC. Following the DCPSC’s decision on reconsideration, Exelon and Pepco Holdings have the option of filing further appeals with the DC Court of Appeals.

On October 6, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, entered into the DC Settlement Agreement with the District of Columbia Government, the Office of the People’s Counsel and other parties. Also on October 6, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates filed with the DCPSC the Motion to Reopen requesting consideration of the DC Settlement Agreement and approval of the Merger on such terms and conditions set forth in the DC Settlement Agreement, without condition or modification, and to stay further proceedings on the application for reconsideration filed by the parties on September 28, 2015, and suspend the time period for reconsideration pending the DCPSC’s consideration of the DC Settlement Agreement.

Maryland

On August 19, 2014, Exelon, PHI, Pepco, DPL and certain of their respective affiliates, filed an application with the MPSC seeking approval of the Merger. Maryland law requires the MPSC to approve a merger subject to its review if it finds that the merger is consistent with the public interest, convenience and necessity, including its benefits to and impact on consumers. Evidentiary hearings were held beginning on January 26, 2015. On March 10, 2015, Exelon, PHI, Pepco, DPL and certain of their respective affiliates, filed with the MPSC a settlement agreement entered into with one of the stakeholder groups participating in the MPSC approval proceeding. On March 16, 2015, Exelon, PHI, Pepco, DPL and certain of their respective affiliates, filed with the MPSC a settlement agreement entered into with Montgomery and Prince George’s Counties in Maryland, and a number of other parties. On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, Pepco Holdings and Exelon announced that they had completed their review of the MPSC’s order approving the Merger and have committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC.

PEPCO

Multiple parties have filed petitions for judicial review of the MPSC order by the Circuit Court of Queen Anne’s County, Maryland, seeking to appeal the MPSC order. In connection with these proceedings, the Maryland Office of People’s Counsel and several other parties to the Merger proceedings filed motions in the Circuit Court for Queen Anne’s County, Maryland, requesting a stay of the MPSC order. On August 7, 2015, the Circuit Court for Queen Anne’s County denied the motions for stay. Exelon and Pepco Holdings are vigorously contesting these appeals of the MPSC order. The MPSC order remains in effect during the appeals process. At this time, PHI is unable to predict the outcome of the proceeding.

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

(7) PENSION AND OTHER POSTRETIREMENT BENEFITS

Pepco accounts for its participation in PHI’s single-employer plans, PHI’s noncontributory retirement plan (the PHI Retirement Plan) and its other postretirement benefits plan, the Pepco Holdings, Inc. Welfare Plan for Retirees (the OPEB Plan), as participation in multiemployer plans. PHI’s pension and other postretirement net periodic benefit cost for the three months ended September 30, 2015 and 2014, before intercompany allocations from the PHI Service Company, were $25 million and $16 million, respectively. Pepco’s allocated share was $7 million and $5 million, respectively, for the three months ended September 30, 2015 and 2014. PHI’s pension and other postretirement net periodic benefit cost for the nine months ended September 30, 2015 and 2014, before intercompany allocations from the PHI Service Company, were $73 million and $44 million, respectively. Pepco’s allocated share was $22 million and $16 million, respectively, for the nine months ended September 30, 2015 and 2014.

For the nine months ended September 30, 2015 and 2014, Pepco made no discretionary tax-deductible contributions to the PHI Retirement Plan.

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

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of September 30, 2015.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

At each of September 30, 2015 and December 31, 2014, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $413 million. Pepco’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by DPL and ACE and the portion of the total capacity being used by PHI.

Credit Facility Amendment

On May 20, 2014, PHI, Pepco, DPL and ACE entered into an amendment of and consent with respect to the credit agreement (the Consent). PHI was required to obtain the consent of certain of the lenders under the credit facility in order to permit the consummation of the Merger. Pursuant to the Consent, certain of the lenders consented to the consummation of the Merger and the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. In addition, the Consent amends the definition of “Change in Control” in the credit agreement to mean, following consummation of the Merger, an event or series of events by which Exelon no longer owns, directly or indirectly, 100% of the outstanding shares of voting stock of Pepco Holdings. PHI has requested an extension of the Consent to allow for completion of the Merger by June 30, 2016.

PEPCO

Commercial Paper

Pepco maintains an on-going commercial paper program to address its short-term liquidity needs. As of September 30, 2015, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

Pepco had $48 million of commercial paper outstanding at September 30, 2015. The weighted average interest rate for commercial paper issued by Pepco during the nine months ended September 30, 2015 was 0.43% and the weighted average maturity of all commercial paper issued by Pepco during the nine months ended September 30, 2015 was five days.

Other Financing Activities

Sale of Receivables

On September 28, 2015, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project over a period of time pursuant to a task order. The purchase price to be received by Pepco is $5 million. Pursuant to the purchase agreement, following acceptance of the energy savings project by the buyer, the buyer is entitled to receive the contract payments under the task order payable by the customer over approximately 15 years. The energy savings project will be performed by Pepco Energy Services and is expected to be completed by the end of 2017.

During 2014, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project pursuant to a task order entered into under a General Services Administration area-wide agreement. The purchase price received by Pepco was $12 million. The energy savings project was performed by Pepco Energy Services and was completed in 2014. Pursuant to the purchase agreement, following acceptance of the energy savings project by the buyer, the buyer was entitled to receive the contract payments under the task order payable by the buyer over approximately 9 years. The energy savings project was accepted during the first quarter of 2015 and the amount was removed from the Current portion of long-term debt and project funding.

(9) INCOME TAXES

A reconciliation of Pepco’s effective income tax rates is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(millions of dollars)

Income tax at Federal statutory rate	$32	35.0%	$37	35.0%	$67	35.0%	$79	35.0%
Increases (decreases) resulting from:

State income taxes, net of Federal effect	5	5.4%	6	5.7%	10	5.3%	13	5.7%

Asset removal costs	(3)	(3.3)%	(4)	(3.8)%	(11)	(5.8)%	(9)	(4.0)%

Other, net	(2)	(2.3)%	(1)	(0.7)%	(4)	(1.9)%	(1)	(0.6)%

Income tax expense	$32	34.8%	$38	36.2%	$62	32.6%	$82	36.1%

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

The following tables set forth, by level within the fair value hierarchy, Pepco’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Pepco’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at September 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Cash equivalents and restricted cash equivalents
Treasury funds	$3	$3	$—	$—
Executive deferred compensation plan assets
Money market funds and short-term investments	26	12	14	—
Life insurance contracts	40	—	22	18

Total	$69	$15	$36	$18

LIABILITIES

Executive deferred compensation plan liabilities
Life insurance contracts	$6	$—	$6	$—

Total	$6	$—	$6	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the nine months ended September 30, 2015.

PEPCO

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Restricted cash equivalents
Treasury fund	$5	$5	$—	$—
Executive deferred compensation plan assets
Money market funds and short-term investments	34	13	21	—
Life insurance contracts	41	—	23	18

Total	$80	$18	$44	$18

LIABILITIES

Executive deferred compensation plan liabilities
Life insurance contracts	$7	$—	$7	$—

Total	$7	$—	$7	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2014.

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

Executive deferred compensation plan assets and liabilities categorized as level 2 consist of life insurance policies and certain employment agreement obligations. The life insurance policies are categorized as level 2 assets because they are valued based on the assets underlying the policies, which consist of short-term cash equivalents and fixed income securities that are priced using observable market data and can be liquidated for the value of the underlying assets as of September 30, 2015. The level 2 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance sub-accounts. The sub-accounts are designed to mirror existing mutual funds and money market funds that are observable and actively traded.

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

Reconciliations of the beginning and ending balances of Pepco’s fair value measurements using significant unobservable inputs (level 3) for the nine months ended September 30, 2015 and 2014 are shown below:

	Life Insurance Contracts
	Nine Months Ended September 30,
	2015	2014
	(millions of dollars)
Beginning balance as of January 1	$18	$18
Total gains (losses) (realized and unrealized):
Included in income	4	3
Included in accumulated other comprehensive loss	—	—
Purchases	—	—
Issuances	(4)	(3)
Settlements	—	—
Transfers in (out) of level 3	—	—

Ending balance as of September 30	$18	$18

The breakdown of realized and unrealized gains on level 3 instruments included in income as a component of Other income or Other operation and maintenance expense for the periods below were as follows:

	Nine Months Ended September 30,
	2015	2014
	(millions of dollars)

Total gains included in income for the period	$4	$3

Change in unrealized gains relating to assets still held at reporting date	$2	$3

Other Financial Instruments

The estimated fair values of Pepco’s Long-term debt instruments that are measured at amortized cost in Pepco’s financial statements and the associated levels of the estimates within the fair value hierarchy as of September 30, 2015 and December 31, 2014 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Pepco’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

	Fair Value Measurements at September 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$2,686	$—	$2,686	$—

(a)	The carrying amount for Long-term debt was $2,332 million as of September 30, 2015.

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$2,624	$—	$2,624	$—
Project funding	12	—	—	12

Total	$2,636	$—	$2,624	$12

(a)	The carrying amount for Long-term debt was $2,124 million as of December 31, 2014.

The carrying amounts of all other financial instruments in the accompanying financial statements approximate fair value.

(11) COMMITMENTS AND CONTINGENCIES

General Litigation

From time to time, Pepco is named as a defendant in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. Pepco is self-insured against such claims up to a certain self-insured retention amount and maintains insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, Pepco’s contracts with its vendors generally require the vendors to name Pepco as an additional insured for the amount at least equal to Pepco’s self-insured retention. Further, Pepco’s contracts with its vendors require the vendors to indemnify Pepco for various acts and activities that may give rise to claims against Pepco. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on Pepco’s financial condition, results of operations or cash flows. At September 30, 2015, Pepco had recorded estimated loss contingency liabilities for general litigation totaling approximately $4 million.

PEPCO

Environmental Matters

Pepco is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of Pepco, environmental clean-up costs incurred by Pepco generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of Pepco described below at September 30, 2015 are summarized as follows:

	Transmission and Distribution	Legacy Generation - Regulated	Total
	(millions of dollars)
Beginning balance as of January 1	$16	$3	$19
Accruals	—	2	2
Payments	1	—	1

Ending balance as of September 30	15	5	20
Less amounts in Other Current Liabilities	3	—	3

Amounts in Other Deferred Credits	$12	$5	$17

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

Benning Road Site

Contamination of Lower Anacostia River

In September 2010, PHI received a letter from EPA identifying the Benning Road site as one of six land-based sites potentially contributing to contamination of the lower Anacostia River. A portion of the site was formerly the location of a Pepco Energy Services electric generating facility. That generating facility was deactivated in June 2012 and plant structure demolition was completed in July 2015. The remaining portion of the site consists of a Pepco transmission and distribution service center that remains in operation. The principal contaminants allegedly of concern are polychlorinated biphenyls and polycyclic aromatic hydrocarbons. In December 2011, the U.S. District Court for the District of Columbia approved a consent decree entered into by Pepco and Pepco Energy Services with the District of Columbia Department of Energy and Environment (DOEE) (formerly the District of Columbia Department of the Environment), which requires Pepco and Pepco Energy Services to conduct a RI/FS for the Benning Road site and an approximately 10 to 15 acre portion of the adjacent Anacostia River. The RI/FS will form the basis for

PEPCO

DOEE’s selection of a remedial action for the Benning Road site and for the Anacostia River sediment associated with the site. The consent decree does not obligate Pepco or Pepco Energy Services to pay for or perform any remediation work, but it is anticipated that DOEE will look to Pepco and Pepco Energy Services to assume responsibility for cleanup of any conditions in the river that are determined to be attributable to past activities at the Benning Road site.

The remedial investigation field work began in January 2013 and was completed in December 2014. In addition, in conjunction with the power plant demolition activities, Pepco and Pepco Energy Services collected soil samples adjacent to and beneath the concrete basins for the dismantled cooling towers for the generating facility. This sampling showed localized areas of soil contamination associated with the cooling tower basins, and, in late 2015, Pepco and Pepco Energy Services expect to implement a plan approved by DOEE to remove contaminated soil in conjunction with the demolition and removal of the concrete basins. On April 30, 2015, Pepco and Pepco Energy Services submitted a draft Remedial Investigation (RI) Report to DOEE. After review and comment by DOEE and the public, Pepco and Pepco Energy Services will revise the draft RI Report as appropriate to address comments received. Concurrent with DOEE’s review of the draft RI Report, Pepco and Pepco Energy Services are proceeding to plan and conduct a treatability study to support the evaluation in the Feasibility Study (FS) of possible remedial alternatives. The treatability study is expected to include gathering additional field data and conducting pilot tests to assess the suitability of possible remedial technologies and to quantify the scope of remedial actions that may be warranted. Once the treatability study work has been completed, Pepco and Pepco Energy Services will prepare and submit a treatability study report for DOEE’s review and approval, to be followed by the preparation and submission of a draft FS Report. After public review and comment on the draft FS Report, Pepco and Pepco Energy Services will revise the draft FS Report as appropriate to address comments received and will submit a final FS Report to DOEE.

Upon DOEE’s approval of the final RI and FS Reports, Pepco and Pepco Energy Services will have satisfied their obligations under the consent decree. At that point, DOEE will prepare a Proposed Plan regarding further response actions based on the results of the RI/FS. After considering public comment on the Proposed Plan, DOEE will issue a Record of Decision identifying any further response actions determined to be necessary.

DOEE, Pepco and Pepco Energy Services must submit their next joint status report to the court regarding progress on the RI/FS by May 24, 2016.

The remediation costs accrued for this matter are included in the table above in the column entitled “Transmission and Distribution.”

NPDES Permit Limit Exceedances

Pepco holds a National Pollutant Discharge Elimination System (NPDES) permit issued by EPA with a July 19, 2009 effective date, which authorizes discharges from the Benning Road site, including the Pepco Energy Services generating facility previously located on the site that was deactivated in 2012 and has been demolished. The 2009 permit for the first time imposed numerical limits on the allowable concentration of certain metals in storm water discharged from the site into the Anacostia River as determined by EPA to be necessary to meet the applicable District of Columbia surface water quality standards. The permit contemplated that Pepco would meet these limits over time through the use of best management practices (BMPs). As of December 2012, Pepco completed the implementation of the first two phases of BMPs identified in a plan approved by EPA (consisting principally of installing metal absorbing filters to capture contaminants from storm water flows, removing stored equipment from areas exposed to the weather, covering and painting exposed metal pipes, and covering and cleaning dumpsters). These measures were effective in reducing metal concentrations in storm water discharges, but were not sufficient to meet all of the numerical limits for metals. Quarterly monitoring results since the issuance of the permit have shown consistent exceedances of the limits for copper and zinc, as well as occasional exceedances for iron and lead.

PEPCO

The NPDES permit was due to expire on June 19, 2014. Pepco submitted a permit renewal application on December 17, 2013. In November 2014, EPA advised Pepco that it will not renew the permit until the Benning Road site has come into compliance with the existing permit limits. The current permit remains in effect pending EPA’s action on the renewal application. In December 2014, Pepco submitted a plan to EPA to implement the third phase of BMPs recommended in the original permit compliance plan with the objective of achieving full compliance with the permit limits for metals by the end of 2015 and Pepco immediately began to implement the additional BMPs in accordance with the plan. On September 1, 2015, Pepco submitted a report to EPA on the status of implementation of the third phase of BMPs. As of that date, Pepco had fully implemented most of the elements of the Phase 3 plan, including installation of upgraded inlet controls (filters and booms), enhanced inspection and maintenance of inlets, removal of materials and equipment from exposure to storm water, and removal of accumulated sediments from the underground storm drains. Although the most recent sampling results show continued progress toward meeting the permit limits for metals, it appears that some form of storm water treatment prior to discharge will be necessary, and Pepco has begun the process of evaluating treatment options. The nature and scope of the necessary treatment system, and the amount of the associated capital expenditures, will not be known until Pepco has completed the evaluation and design process.

Pepco is currently engaged in discussions with representatives from EPA and the DOJ regarding permit compliance. The DOJ and EPA representatives have advised that they will expect Pepco to enter into a consent decree, in connection with a Clean Water Act civil enforcement action to be filed by EPA, that will establish further requirements to achieve compliance with the permit limits, including the design and installation of an appropriate storm water treatment system, and that the consent decree also will include civil penalties for noncompliance. The amount of such penalties is not known or estimable at this time.

On September 11, 2015, Anacostia Riverkeeper sent Pepco a letter stating its intention to file a citizen suit under the Clean Water Act alleging that Pepco is in violation of the Benning NPDES permit with respect to the discharge of storm water. Such a suit cannot be filed for at least 60 days from the date of this notice letter. Based on discussions with EPA and DOJ, Pepco expects that EPA will file an enforcement action in Federal district court prior to the expiration of the 60-day waiting period that will lead to a consent decree addressing the storm water discharge issues. Such an EPA enforcement action should preclude Anacostia Riverkeeper from proceeding with any separate citizen suit.

If the Phase 3 BMPs are not adequate to achieve consistent compliance with the permit limits, it is possible that a capital project to install a storm water treatment system may be required as part of any consent decree to resolve the expected EPA enforcement. The need for any such capital expenditures will not be known until Pepco has fully implemented the Phase 3 BMPs and engaged in further discussions with EPA and DOJ.

Potomac River Mineral Oil Release

In January 2011, a coupling failure on a transformer cooler pipe resulted in a release of non-toxic mineral oil at Pepco’s Potomac River substation in Alexandria, Virginia. An overflow of an underground secondary containment reservoir resulted in approximately 4,500 gallons of mineral oil flowing into the Potomac River.

In March 2014, Pepco and DOEE entered into a consent decree to resolve a threatened DOEE enforcement action, the terms of which include a combination of a civil penalty and a Supplemental Environmental Project (SEP) with a total cost to Pepco of $875,000. The consent decree was approved and entered by the District of Columbia Superior Court on April 4, 2014. Pepco has paid the $250,000 civil penalty imposed under the consent decree and, pursuant to the consent decree, has made a one-time donation in the amount of $25,000 to the Northeast Environmental Enforcement Training Fund, Inc., a non-profit organization that funds scholarships for environmental enforcement training. The consent decree confirmed that no further actions are required by Pepco to investigate, assess or remediate impacts to the river from the mineral oil release. To implement the SEP, Pepco has entered into an agreement with Living Classrooms Foundation, Inc., a non-profit educational organization, to provide $600,000 to fund the design, installation and operation of a trash collection system at a storm water outfall that drains to the Anacostia River. DOEE approved the design for the trash collection system and efforts to secure necessary permits have commenced. Pepco expects that this system will be constructed and placed into operation by the end of 2016, which will satisfy Pepco’s obligations under the consent decree. On September 11, 2015, Pepco and

PEPCO

DOEE filed a joint report with the D.C. Superior Court on the status of the trash cage project and other elements of the consent decree. The court accepted that report and scheduled the next status hearing in this matter for September 23, 2016.

The consent decree did not resolve potential claims under federal law for natural resource damages resulting from the mineral oil release. Pepco has engaged in separate discussions with DOEE and the federal resource trustees regarding the settlement of a possible natural resource damages claim under federal law. In July 2013, Pepco submitted a natural resource damage assessment to DOEE and the federal trustees that proposed monetary compensation for such damages in the range of $106,000 to $161,000. By letter dated September 16, 2015, the U.S. Department of Interior, on behalf of the trustees, made a confidential counter-proposal for settlement of the natural resource damage claim. Pepco is currently evaluating that proposal and has initiated discussions with the trustees. Based on the terms of the trustees’ proposal, PHI and Pepco do not believe that the resolution of the federal natural resource damages claim will have a material adverse effect on their respective financial condition, results of operations or cash flows.

As a result of the mineral oil release, Pepco implemented certain interim operational changes to the secondary containment systems at the facility, which involve pumping accumulated storm water to an above-ground holding tank for off-site disposal. Pepco is continuing to use the above-ground holding tank to manage storm water from the secondary containment system while it evaluates other technical and regulatory options.

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

Rock Creek Mineral Oil Release

In late August 2015, a Pepco underground transmission line in the District of Columbia was damaged by a third party performing directional drilling for the installation of other underground utilities, resulting in the release of non-toxic mineral oil surrounding the transmission line into the surrounding soil, and a small amount also reached Rock Creek through a storm drain. Pepco notified regulatory authorities, and Pepco and its spill response contractors placed booms in Rock Creek, blocked the storm drain to prevent the release of mineral oil into the creek and commenced remediation of soil around the transmission line and the Rock Creek shoreline. Pepco estimates that approximately 6,100 gallons of mineral oil were released and that its remediation efforts recovered approximately 80 percent of the amount released. Pepco’s remediation efforts are ongoing under the direction of the DOEE and in collaboration with the National Park Service, the Smithsonian Institution/National Zoo and EPA. To the extent recovery is available against any party who contributed to this loss, PHI and Pepco will pursue such action. PHI and Pepco continue to investigate the cause of the incident, the parties involved, and legal responsibility under District of Columbia law, but do not believe that the remediation costs to resolve this matter will have a material adverse effect on their respective financial condition, results of operations or cash flows.

(12) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including Pepco. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to Pepco for the three months ended September 30, 2015 and 2014 were approximately $58 million and $55 million, respectively. PHI Service Company costs directly charged or allocated to Pepco for the nine months ended September 30, 2015 and 2014 were approximately $181 million and $163 million, respectively.

Pepco Energy Services performs utility maintenance services and high voltage underground transmission cabling, including services that are treated as capital costs, for Pepco. Amounts charged to Pepco by Pepco Energy Services for the three months ended September 30, 2015 and 2014 were approximately $5 million and $12 million, respectively. Amounts charged to Pepco by Pepco Energy Services for the nine months ended September 30, 2015 and 2014 were approximately $15 million and $23 million, respectively.

As of September 30, 2015 and December 31, 2014, Pepco had the following balances on its balance sheets due to related parties:

	September 30, 2015	December 31, 2014
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(22)	$(27)
Pepco Energy Services (b)	(5)	(2)
Other	(5)	(1)

Total	$(32)	$(30)

(a)	Included in Accounts payable due to associated companies.
(b)	Pepco bills customers on behalf of Pepco Energy Services where Pepco Energy Services has performed work for certain government agencies under a General Services Administration area-wide agreement. Amount also includes charges for utility work performed by Pepco Energy Services on behalf of Pepco.

13) SUBSEQUENT EVENT

Land Sale

On October 16, 2015, Pepco entered into a purchase and sale agreement with a third party to sell a two-acre parcel of unimproved land, held currently as non-utility property within Property, plant and equipment, with an allocated carrying value of $5 million at a purchase price of $14 million. The purchase and sale agreement also provides the third party with an option to purchase an additional 1.8-acre land parcel directly adjacent to the property with an allocated carrying value of $4 million at a purchase price of $13 million. The sale of the two-acre parcel is expected to close in the fourth quarter of 2015.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions of dollars)
Operating Revenue

Electric	$298	$289	$885	$840
Natural gas	19	20	130	145

Total Operating Revenue	317	309	1,015	985

Operating Expenses
Purchased energy	146	140	444	422
Gas purchased	8	9	66	80
Other operation and maintenance	77	71	235	202
Depreciation and amortization	42	33	117	93
Other taxes	12	11	35	32

Total Operating Expenses	285	264	897	829

Operating Income	32	45	118	156

Other Income (Expenses)
Interest expense	(12)	(12)	(37)	(35)
Other income	4	3	9	9

Total Other Expenses	(8)	(9)	(28)	(26)

Income Before Income Tax Expense	24	36	90	130
Income Tax Expense	9	13	35	51

Net Income	$15	$23	$55	$79

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
	(millions of dollars)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5	$4
Restricted cash equivalents	—	5
Accounts receivable, less allowance for uncollectible accounts of $19 million and $11 million, respectively	209	193
Inventories	46	55
Deferred income tax assets, net	20	16
Income taxes and related accrued interest receivable	34	34
Prepaid expenses and other	12	12

Total Current Assets	326	319

OTHER ASSETS
Goodwill	8	8
Regulatory assets	359	356
Prepaid pension expense	209	220
Income taxes and related accrued interest receivable	4	4
Other	12	12

Total Other Assets	592	600

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,131	3,946
Accumulated depreciation	(1,044)	(1,021)

Net Property, Plant and Equipment	3,087	2,925

TOTAL ASSETS	$4,005	$3,844

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
	(millions of dollars, except shares)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term debt	$171	$211
Current portion of long-term debt	—	100
Accounts payable	46	39
Accrued liabilities	63	74
Accounts payable due to associated companies	22	17
Taxes accrued	6	3
Interest accrued	16	7
Customer deposits	26	24
Other	32	42

Total Current Liabilities	382	517

DEFERRED CREDITS
Regulatory liabilities	223	225
Deferred income tax liabilities, net	944	893
Investment tax credits	4	4
Other postretirement benefit obligations	19	21
Other	34	35

Total Deferred Credits	1,224	1,178

OTHER LONG-TERM LIABILITIES
Long-term debt	1,171	971

COMMITMENTS AND CONTINGENCIES (NOTE 13)

EQUITY
Common stock, $2.25 par value, 1,000 shares authorized, 1,000 shares outstanding	—	—
Premium on stock and other capital contributions	612	537
Retained earnings	616	641

Total Equity	1,228	1,178

TOTAL LIABILITIES AND EQUITY	$4,005	$3,844

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$55	$79
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	117	93
Deferred income taxes	40	94
Changes in:
Accounts receivable	(15)	43
Inventories	9	(9)
Regulatory assets and liabilities, net	(34)	(47)
Accounts payable and accrued liabilities	(5)	1
Income tax-related prepayments, receivables and payables	3	2
Interest accrued	9	10
Other assets and liabilities	9	1

Net Cash From Operating Activities	188	267

INVESTING ACTIVITIES
Investment in property, plant and equipment	(246)	(251)
Changes in restricted cash equivalents	5	(5)
Net other investing activities	1	(1)

Net Cash Used By Investing Activities	(240)	(257)

FINANCING ACTIVITIES
Dividends paid to Parent	(80)	(20)
Capital contributions from Parent	75	130
Issuances of long-term debt	200	204
Reacquisition of long-term debt	(100)	—
Repayments of short-term debt, net	(40)	(147)
Cost of issuances	(2)	(2)
Net other financing activities	—	1

Net Cash From Financing Activities	53	166

Net Increase in Cash and Cash Equivalents	1	176
Cash and Cash Equivalents at Beginning of Period	4	2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5	$178

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for income taxes (includes payments from PHI for federal income taxes)	$(5)	$(43)

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium	Retained
(millions of dollars, except shares)	Shares	Par Value	on Stock	Earnings	Total
BALANCE, DECEMBER 31, 2014	1,000	$—	$537	$641	$1,178

Net Income	—	—	—	32	32
Dividends on common stock	—	—	—	(62)	(62)

BALANCE, MARCH 31, 2015	1,000	—	537	611	1,148

Net Income	—	—	—	8	8

Capital contribution from Parent	—	—	75	—	75

BALANCE, JUNE 30, 2015	1,000	—	612	619	1,231

Net Income	—	—	—	15	15

Dividends on common stock	—	—	—	(18)	(18)

BALANCE, SEPTEMBER 30, 2015	1,000	$—	$612	$616	$1,228

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

The Merger Agreement provides for certain termination rights for each of PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain required regulatory approvals with respect to the Merger or the breach by Exelon of its obligations in respect of obtaining such regulatory approvals (a Regulatory Termination), PHI will be able to redeem any

DPL

issued and outstanding Preferred Stock at par value, and in that case, Exelon will be required to pay all documented out-of-pocket expenses incurred by PHI in connection with the Merger Agreement or the transactions contemplated thereby, up to $40 million. If the Merger Agreement is terminated, other than for a Regulatory Termination, PHI will be required to redeem the Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

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

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015, and on October 15, 2015, voted to extend the effectiveness of its approval until June 30, 2016. The DPSC approved the Merger on May 19, 2015.

On December 22, 2014, the waiting period under the HSR Act expired. Although the Department of Justice (DOJ) allowed the waiting period under the HSR Act to expire without taking any action with respect to the Merger, the DOJ has not advised PHI that it has concluded its investigation. The expiration of the HSR Act waiting period allows for the closing of the Merger at any time on or before December 21, 2015. If the Merger is not completed by that date the parties will be required to refile the required Notification and Report Forms with the DOJ and Federal Trade Commission (FTC), which will restart the 30-day waiting period required by the HSR Act, during which time the Merger may not be consummated, unless these agencies authorize the early termination of the waiting period. PHI and Exelon currently anticipate that they will refile with the DOJ and FTC in November 2015.

On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, PHI and Exelon announced that they had committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC. Multiple parties have filed petitions for judicial review of the MPSC order by the Circuit Court of Queen Anne’s County, Maryland, seeking to appeal the MPSC order. PHI is vigorously contesting these appeals. The MPSC order remains in effect during the appeals process. At this time, PHI is unable to predict the outcome of the proceeding.

On August 25, 2015, the DCPSC announced at a public meeting that it had denied the merger application, and on August 27, 2015, the DCPSC issued its written order related to the Merger. On September 28, 2015, Exelon, PHI and Potomac Electric Power Company (Pepco), and certain of their respective affiliates, filed an application for reconsideration with the DCPSC requesting reconsideration of the DCPSC order related to the Merger.

On October 6, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, entered into a Nonunanimous Full Settlement Agreement and Stipulation (the DC Settlement Agreement) with the District of Columbia Government, the Office of the People’s Counsel and other parties, which DC Settlement Agreement contains commitments from Exelon and PHI above those contained in their original merger application.

DPL

Also on October 6, 2015, PHI, Exelon and Merger Sub entered into a Letter Agreement (the Letter Agreement), setting forth the terms and conditions under which the parties will file with the DCPSC (a) a Motion of Joint Applicants to Reopen the Record in Formal Case No. 1119 to Allow for Consideration of the DC Settlement Agreement (the Motion to Reopen), or (b) if the Motion to Reopen is not granted, a new merger application, requesting approval of the Merger on the terms and commitments agreed to in the DC Settlement Agreement. Pursuant to the Letter Agreement, PHI and Exelon each agrees, among other things, that neither party will exercise the termination rights each may have under the Merger Agreement on or after October 29, 2015, unless: (i) the DCPSC does not, within 45 days following the date on which the DC Settlement Agreement is filed with the DCPSC (the Settlement Filing Date), set a procedural schedule which allows for a final order for approval of the Merger within 150 days after the Settlement Filing Date, (ii) the DCPSC sets a schedule for action which does not allow for a final order for approval of the Merger within 150 days after the Settlement Filing Date, (iii) the DCPSC fails to issue a final order approving the Merger and the DC Settlement Agreement as filed without condition or modification within 150 days after the Settlement Filing Date, (iv) the DCPSC issues a final order denying approval of the Merger or the DC Settlement Agreement or adds conditions or makes modifications to the DC Settlement Agreement, (v) the DC Settlement Agreement is terminated for any reason, or (vi) on or after the date that is 151 days after the Settlement Filing Date a condition to closing of the Merger has not been satisfied or waived (other than those conditions that by their nature are to be satisfied at the closing). The Letter Agreement also provides that, subject to certain conditions, Exelon may, following receipt of all regulatory approvals consistent with the DC Settlement Agreement, delay closing of the Merger for up to 30 days to engage in capital markets transactions to raise additional funds required to consummate the Merger.

On October 6, 2015, following execution of the DC Settlement Agreement and the Letter Agreement, Exelon, PHI and Pepco, and certain of their respective affiliates, filed with the DCPSC the Motion to Reopen requesting consideration of the DC Settlement Agreement and approval of the Merger on such terms and conditions set forth in the DC Settlement Agreement, without condition or modification, and to stay further proceedings on the application for reconsideration filed by the parties on September 28, 2015 and suspend the time period for reconsideration pending the DCPSC’s consideration of the DC Settlement Agreement.

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

DPL’s unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with the annual financial statements included in DPL’s annual report on Form 10-K for the year ended December 31, 2014. In the opinion of DPL’s management, the unaudited financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly DPL’s financial condition as of September 30, 2015, in accordance with GAAP. The year-end December 31, 2014 balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three and nine months ended September 30, 2015 may not be indicative of DPL’s results that will be realized for the full year ending December 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

DPL

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

Storm Restoration Costs

On June 23, 2015, DPL’s Delaware and Maryland service territories were affected by a severe storm with damaging winds and heavy rains. This storm resulted in widespread customer outages and caused damage to the electric transmission and distribution systems. Storm restoration activity commenced immediately following the storm and continued into July 2015, with the majority of the incremental storm restoration costs occurring in the second quarter of 2015.

Total incremental storm restoration costs incurred by DPL for the storm through September 30, 2015 were $4 million, with $2 million incurred for repair work and $2 million incurred as capital expenditures. Costs incurred for repair work of less than $1 million were deferred as regulatory assets to reflect the probable recovery of these costs in Maryland, and $2 million was charged to Other operation and maintenance expense. As of September 30, 2015, the total incremental storm restoration costs included $1 million of estimated costs for unbilled restoration services provided by certain outside contractors. Actual costs for these services may vary from the estimates. DPL intends to pursue recovery of these incremental storm restoration costs in its next electric distribution base rate cases.

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

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in DPL’s gross revenues were $4 million for each of the three months ended September 30, 2015 and 2014, and $13 million and $12 million for the nine months ended September 30, 2015 and 2014, respectively.

DPL

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

Presentation of Debt Issuance Costs (ASC 835)

In April 2015, the FASB issued new guidance for the presentation of debt issuance costs on the balance sheet. Debt issuance costs are currently required to be presented on the balance sheet as assets. However, under the new requirements, these debt issuance costs will be offset against the debt to which the costs relate. The new requirements will be effective for DPL beginning January 1, 2016, and are required to be implemented on a retrospective basis for all periods presented. Early adoption is permitted. DPL is currently evaluating the potential impact of this new guidance on its financial statements, but the impact is not expected to be material.

Business Combination (ASC 805)

In September 2015, the FASB issued new guidance on adjustments to provisional amounts recognized in a business combination, which are currently recognized on a retrospective basis. Under the new requirements, adjustments will be recognized in the reporting period in which the adjustments are determined. The effects of changes in depreciation, amortization, or other income arising from changes to

DPL

the provisional amounts, if any, are included in earnings of the reporting period in which the adjustments to the provisional amounts are determined. An entity is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new requirements will be effective for DPL beginning January 1, 2016, and are required to be implemented on a prospective basis. Early adoption is permitted. DPL currently anticipates it may be affected by the new guidance if its Merger with Exelon is consummated.

(5) SEGMENT INFORMATION

DPL operates its business as one regulated utility segment, which includes all of its services as described above.

(6) GOODWILL

DPL’s goodwill balance of $8 million was unchanged as of September 30, 2015. All of DPL’s goodwill was generated by its acquisition of Conowingo Power Company in 1995.

DPL’s annual impairment test as of November 1, 2014 indicated that goodwill was not impaired. For the nine months ended September 30, 2015, DPL concluded that there were no events or circumstances requiring it to perform an interim goodwill impairment test. DPL will perform its next annual impairment test as of November 1, 2015.

(7) REGULATORY MATTERS

Rate Proceedings

As further described in Note (1), “Organization,” on April 29, 2014, PHI entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than pursuing the conclusion of the pending filings indicated below. To date, DPL has not requested such consent from Exelon and has not filed any new distribution base rate cases since entering into the Merger Agreement.

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

In September 2014, DPL filed an appeal with the Delaware Superior Court of the DPSC’s August 2014 order in this proceeding, seeking the court’s review of the DPSC’s decision relating to the recovery of costs

DPL

associated with one component of employee compensation, certain retirement benefits and credit facility expenses. The Division of the Public Advocate filed a cross-appeal in September 2014, pertaining to the treatment of a prepaid pension expense and other postretirement benefit obligations in base rates. Under the settlement agreement related to the Merger described below in “Merger Approval Proceedings – Delaware,” the parties agreed to suspend the appeal and, if the Merger is completed, to the withdrawal of the appeal and the cross-appeal with prejudice.

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

In October 2013, the DPSC opened a docket for the purpose of reviewing the details of the FLRP, but stated that it would not address the FLRP until the electric distribution base rate case discussed above was concluded. Although that rate case has been concluded, a schedule for the FLRP docket has not yet been established.

Under the Merger Agreement, DPL is permitted to pursue this matter; however, under the settlement agreement related to the Merger described below in “Merger Approval Proceedings – Delaware,” DPL agreed to withdraw the FLRP if the Merger is completed, without prejudice to the right to make future filings with the DPSC proposing alternative regulatory methodologies that could include, but are not limited to, a multi-year rate plan.

Gas Cost Rates

DPL makes an annual Gas Cost Rate (GCR) filing with the DPSC for the purpose of allowing DPL to recover natural gas procurement costs through customer rates. In August 2014, DPL made its 2014 GCR filing in which it proposed a GCR decrease of approximately 7.4%. In September 2014, the DPSC issued an order authorizing DPL to place the new rates into effect on November 1, 2014, subject to refund and pending final DPSC approval. On August 4, 2015, the DPSC issued an order approving the rates as filed.

On August 27, 2015, DPL made its 2015 GCR filing. The rates proposed in the 2015 GCR filing would result in a GCR decrease of approximately 26%, primarily reflecting lower natural gas prices. On September 22, 2015, the DPSC issued an order allowing DPL to place the new rates into effect on November 1, 2015, subject to refund and pending final DPSC approval.

Under the Merger Agreement, DPL is permitted to continue to file its required annual GCR cases in Delaware.

FERC Transmission ROE Challenges

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Municipal Electric Corporation, Inc. (DEMEC), filed a joint complaint at FERC against DPL and its affiliates, Pepco and Atlantic City Electric Company (ACE), as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and certain protocols regarding the formula rate process associated with the transmission service that the

DPL

utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. DPL believes the allegations in this complaint are without merit and is vigorously contesting this complaint. In August 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directed that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) set a 15-month refund period that commenced on February 27, 2013, should a refund result from this proceeding. After settlement discussions among the parties in this matter reached an impasse, the settlement judge, in November 2014, issued an order terminating the settlement discussions and referring the matter to a presiding administrative law judge.

In June 2014, FERC issued an order in a proceeding in which DPL was not involved, in which it adopted a new ROE methodology for electric utilities. This new methodology replaces the existing one-step discounted cash flow analysis (which incorporates only short-term growth rates) traditionally used to derive ROE for electric utilities with the two-step discounted cash flow analysis (which incorporates both short-term and long-term measures of growth) used for natural gas and oil pipelines. As a result of the August 2014 FERC order discussed in the preceding paragraph, DPL applied an estimated ROE based on the two-step methodology announced by FERC for the 15-month period over which its transmission revenues would be subject to refund as a result of the challenge, and recorded estimated reserves for the entire 15-month refund period in the second quarter of 2014.

On December 8, 2014, the parties that filed the February 2013 complaint filed a second complaint against Pepco, DPL, ACE, as well as BGE, regarding the base transmission ROE, seeking a reduction from 10.8% to 8.8%. By order issued on February 9, 2015, FERC established a hearing on the second complaint and established a second 15-month refund period that commenced on December 8, 2014. Consistent with the prior challenge, DPL applied an estimated refund based on the two-step methodology described above, and in the fourth quarter of 2014 and in the first, second and third quarters of 2015 established reserves for the estimated refund based on the effective date of the second refund period of December 8, 2014. On February 20, 2015, the chief judge issued an order consolidating the two complaint proceedings and established an initial decision issuance deadline of February 29, 2016. On March 2, 2015, the presiding administrative law judge issued an order establishing a procedural schedule for the consolidated proceedings that provides for the hearing to commence on October 20, 2015.

Also during the third quarter of 2015, DPL further evaluated the reserves established for each of the two refund periods and, based on an updated assessment of market conditions, developments in other cases before FERC, litigation risk and other factors, increased its reserves to reflect management’s best estimate of the refund that is expected to result from these consolidated proceedings. As of September 30, 2015, DPL’s reserves for both of the refund periods totaled $9 million. A settlement entered into by the parties regarding the protocols (but not the ROE) raised in the February 2013 complaint was submitted to FERC on July 31, 2015 and is awaiting FERC approval.

To the extent that the final ROE established in these consolidated proceedings is lower than the ROE used to record the estimated reserves with respect to the February 2013 and the December 2014 complaints, each ten basis point reduction in the ROE would result in an increase in required reserves and a reduction of DPL’s operating income of $1.0 million.

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

DPL

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

In October 2013, the Federal District Court issued an order ruling that the contracts are illegal and unenforceable. The Contract EDCs, the Maryland Office of People’s Counsel and one generating company have appealed the Maryland Circuit Court’s decision to the Maryland Court of Special Appeals. In addition, in November 2013 both the winning bidder and the MPSC appealed the Federal District Court decision to the U.S. Court of Appeals for the Fourth Circuit, which affirmed the decision. In November 2014, the winning bidder and the MPSC each petitioned the U.S. Supreme Court to consider hearing an appeal of the Fourth Circuit decision and, on October 19, 2015, the U.S. Supreme Court agreed to review that decision.

Assuming the contracts, as currently written, become effective following the satisfaction of all relevant conditions, including the completion of the proceedings discussed above, DPL continues to believe that it may be required to record its proportional share of the contracts as derivative instruments at fair value and record related regulatory assets of approximately the same amount because it would be entitled to recover any payments under the contracts from SOS customers. DPL has concluded that any accounting for these contracts would not be required until all legal proceedings related to these contracts and the actions of the MPSC in the related proceeding have been resolved.

Merger Approval Proceedings

Delaware

On June 18, 2014, Exelon, PHI and DPL, and certain of their respective affiliates, filed an application with the DPSC seeking approval of the Merger. Delaware law requires the DPSC to approve the Merger when it determines that the transaction is in accordance with law, for a proper purpose, and is consistent with the public interest. The DPSC must further find that the successor will continue to provide safe and reliable service, will not terminate or impair existing collective bargaining agreements and will engage in good faith bargaining with organized labor. On February 13, 2015, Exelon, DPL, the DPSC staff, the Division of the Public Advocate and certain other parties filed a settlement agreement with the DPSC, which was amended in April 2015. The DPSC approved the amended settlement agreement at its meeting held on May 19, 2015, memorializing this decision by written order issued on June 2, 2015. The specific grounds for the DPSC’s approval of the Merger, as well as the specific conditions, will be included in an order to be issued by the DPSC after the Merger closes.

Maryland

On August 19, 2014, Exelon, PHI, Pepco, DPL and certain of their respective affiliates, filed an application with the MPSC seeking approval of the Merger. Maryland law requires the MPSC to approve a merger subject to its review if it finds that the merger is consistent with the public interest, convenience and necessity, including its benefits to and impact on consumers. Evidentiary hearings were held beginning on January 26, 2015. On March 10, 2015, Exelon, PHI, Pepco, DPL and certain of their respective affiliates, filed with the MPSC a settlement agreement entered into with one of the stakeholder groups participating in the MPSC approval proceeding. On March 16, 2015, Exelon, PHI, Pepco, DPL and certain of their respective affiliates, filed with the MPSC a settlement agreement entered into with Montgomery and Prince George’s Counties in Maryland, and a number of other parties.

DPL

On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, Pepco Holdings and Exelon announced that they had completed their review of the MPSC’s order approving the Merger and have committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC.

Multiple parties have filed petitions for judicial review of the MPSC order by the Circuit Court of Queen Anne’s County, Maryland, seeking to appeal the MPSC order. In connection with these proceedings, the Maryland Office of People’s Counsel and several other parties to the Merger proceedings filed motions in the Circuit Court for Queen Anne’s County, Maryland, requesting a stay of the MPSC order. On August 7, 2015, the Circuit Court for Queen Anne’s County denied the motions for stay. Exelon and Pepco Holdings are vigorously contesting these appeals of the MPSC order. The MPSC order remains in effect during the appeals process. At this time, PHI is unable to predict the outcome of the proceeding.

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

(8) PENSION AND OTHER POSTRETIREMENT BENEFITS

DPL accounts for its participation in PHI’s single-employer plans, PHI’s noncontributory retirement plan (the PHI Retirement Plan) and its other postretirement benefits plan, the Pepco Holdings, Inc. Welfare Plan for Retirees (the OPEB Plan), as participation in multiemployer plans. PHI’s pension and other postretirement net periodic benefit cost for the three months ended September 30, 2015 and 2014, before intercompany allocations from the PHI Service Company, were $25 million and $16 million, respectively. DPL’s allocated share was $3 million and $1 million for the three months ended September 30, 2015 and 2014, respectively. PHI’s pension and other postretirement net periodic benefit cost for the nine months ended September 30, 2015 and 2014, before intercompany allocations from the PHI Service Company, were $73 million and $44 million, respectively. DPL’s allocated share was $11 million and $5 million for the nine months ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015 and 2014, DPL made no discretionary tax-deductible contributions to the PHI Retirement Plan.

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

DPL

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

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility as of September 30, 2015.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

At each of September 30, 2015 and December 31, 2014, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $413 million. DPL’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by Pepco and ACE and the portion of the total capacity being used by PHI.

Credit Facility Amendment

On May 20, 2014, PHI, Pepco, DPL and ACE entered into an amendment of and consent with respect to the credit agreement (the Consent). PHI was required to obtain the consent of certain of the lenders under the credit facility in order to permit the consummation of the Merger. Pursuant to the Consent, certain of the lenders consented to the consummation of the Merger and the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. In addition, the Consent amends the definition of “Change in Control” in the credit agreement to mean, following consummation of the Merger, an event or series of events by which Exelon no longer owns, directly or indirectly, 100% of the outstanding shares of voting stock of Pepco Holdings. PHI has requested an extension of the Consent to allow for completion of the Merger by June 30, 2016.

DPL

Commercial Paper

DPL maintains an on-going commercial paper program to address its short-term liquidity needs. As of September 30, 2015, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

DPL had $66 million of commercial paper outstanding at September 30, 2015. The weighted average interest rate for commercial paper issued by DPL during the nine months ended September 30, 2015 was 0.46% and the weighted average maturity of all commercial paper issued by DPL during the nine months ended September 30, 2015 was three days.

(10) INCOME TAXES

A reconciliation of DPL’s effective income tax rates is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(millions of dollars)

Income tax at Federal statutory rate	$8	35.0%	$13	35.0%	$32	35.0%	$46	35.0%
Increases (decreases) resulting from:

State income taxes, net of Federal effect	1	4.2%	2	5.6%	5	5.6%	7	5.4%

Depreciation	(1)	(4.2)%	(1)	(2.8)%	(2)	(2.2)%	(1)	(0.8)%

Other, net	1	2.5%	(1)	(1.7)%	—	0.5%	(1)	(0.4)%

Income tax expense	$9	37.5%	$13	36.1%	$35	38.9%	$51	39.2%

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

DPL

The tables below identify the balance sheet location and fair values of derivative instruments as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
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

All derivative liabilities available to be offset under master netting arrangements were netted as of September 30, 2015 and December 31, 2014. The amount of cash collateral that was offset against these derivative positions is as follows:

	September 30, 2015	December 31, 2014
	(millions of dollars)
Cash collateral pledged to counterparties with the right to reclaim (a)	$1	$4

(a)	Includes cash deposits on commodity brokerage accounts.

As of September 30, 2015 and December 31, 2014, all DPL cash collateral pledged related to derivative instruments accounted for at fair value was entitled to be offset under master netting agreements.

Other Derivative Activity

DPL has certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the balance sheets with the gain or loss for changes in fair value recorded in income. In addition, in accordance with FASB guidance on regulated operations, regulatory liabilities or regulatory assets of the same amount are recorded on the balance sheets and the recognition of the derivative gain or loss is deferred because of the DPSC-approved fuel adjustment clause. The following table shows the net unrealized and net realized derivative gains and losses arising during the period associated with these derivatives that were recognized in the statements of income (through Purchased energy and Gas purchased expense) and that were also deferred as Regulatory liabilities and Regulatory assets, respectively, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions of dollars)

Net unrealized (loss) gain arising during the period	$(1)	$(1)	$(2)	$1

Net realized (loss) gain recognized during the period	(1)	—	(5)	3

DPL

As of September 30, 2015 and December 31, 2014, the quantities and positions of DPL’s net outstanding natural gas commodity forward contracts that did not qualify for hedge accounting were:

	September 30, 2015		December 31, 2014
Commodity	Quantity	Net Position	Quantity	Net Position
Natural gas (One Million British Thermal Units)	3,760,000	Long	3,892,500	Long

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

The following tables set forth, by level within the fair value hierarchy, DPL’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. DPL’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at September 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Derivative instruments (b)
Natural gas (c)	$1	$1	$—	$—
Executive deferred compensation plan liabilities
Life insurance contracts	1	—	1	—

Total	$2	$1	$1	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the nine months ended September 30, 2015.
(b)	The fair value of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas futures purchased by DPL as part of a natural gas hedging program approved by the DPSC.

DPL

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Restricted cash equivalents
Treasury funds	$5	$5	$—	$—
Executive deferred compensation plan assets
Money market funds	1	1	—	—
Life insurance contracts	1	—	—	1

Total	$7	$6	$—	$1

LIABILITIES

Derivative instruments (b)
Natural gas (c)	$4	$4	$—	$—
Executive deferred compensation plan liabilities
Life insurance contracts	1	—	1	—

Total	$5	$4	$1	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2014.
(b)	The fair value of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas futures purchased by DPL as part of a natural gas hedging program approved by the DPSC.

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

DPL

Reconciliations of the beginning and ending balances of DPL’s fair value measurements using significant unobservable inputs (level 3) for the nine months ended September 30, 2015 and 2014 are shown below:

	Life Insurance Contracts
	Nine Months Ended September 30,
	2015	2014
	(millions of dollars)
Balance as of January 1	$1	$1
Total gains (losses) (realized and unrealized):
Included in income	—	—
Included in accumulated other comprehensive loss	—	—
Included in regulatory liabilities	—	—
Purchases	—	—
Issuances	—	—
Settlements	(1)	—
Transfers in (out) of Level 3	—	—

Balance as of September 30	$—	$1

Other Financial Instruments

The estimated fair values of DPL’s Long-term debt instruments that are measured at amortized cost in DPL’s financial statements and the associated levels of the estimates within the fair value hierarchy as of September 30, 2015 and December 31, 2014 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. DPL’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

	Fair Value Measurements at September 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$1,190	$—	$1,086	$104

(a)	The carrying amount for Long-term debt was $1,171 million as of September 30, 2015.

DPL

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$1,123	$—	$1,016	$107

(a)	The carrying amount for Long-term debt was $1,071 million as of December 31, 2014.

The carrying amounts of all other financial instruments in the accompanying financial statements approximate fair value.

(13) COMMITMENTS AND CONTINGENCIES

General Litigation

From time to time, DPL is named as a defendant in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. DPL is self-insured against such claims up to a certain self-insured retention amount and maintains insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, DPL’s contracts with its vendors generally require the vendors to name DPL as an additional insured for the amount at least equal to DPL’s self-insured retention. Further, DPL’s contracts with its vendors require the vendors to indemnify DPL for various acts and activities that may give rise to claims against DPL. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on DPL’s financial condition, results of operations or cash flows. At September 30, 2015, DPL had recorded estimated loss contingency liabilities for general litigation totaling approximately $2 million.

Environmental Matters

DPL is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal, and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from DPL’s customers, environmental clean-up costs incurred by DPL generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of DPL described below at September 30, 2015 are summarized as follows:

	Transmission and Distribution	Legacy Generation - Regulated	Total
		(millions of dollars)
Beginning balance as of January 1	$1	$2	$3
Accruals	3	—	3
Payments	2	1	3

Ending balance as of September 30	2	1	3
Less amounts in Other Current Liabilities	1	1	2

Amounts in Other Deferred Credits	$1	$—	$1

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

Metal Bank Site

In the first quarter of 2013, the National Oceanic and Atmospheric Administration (NOAA) contacted DPL on behalf of itself and other federal and state trustees to request that DPL execute a tolling agreement to facilitate settlement negotiations concerning natural resource damages allegedly caused by releases of hazardous substances, including polychlorinated biphenyls, at the Metal Bank Cottman Avenue Superfund Site located in Philadelphia, Pennsylvania. DPL executed a tolling agreement, which has been extended to March 15, 2016, and will continue settlement discussions with the NOAA, the trustees and other potentially responsible parties.

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

(14) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including DPL. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to DPL for the three months ended September 30, 2015 and 2014 were approximately $44 million and $42 million, respectively. PHI Service Company costs directly charged or allocated to DPL for the nine months ended September 30, 2015 and 2014 were approximately $136 million and $121 million, respectively.

DPL

In addition to the PHI Service Company charges described above, DPL’s financial statements include the following related party transactions in its statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions of dollars)
Intercompany lease transactions (a)	$1	$1	$3	$3

(a)	Included in Electric revenue.

As of September 30, 2015 and December 31, 2014, DPL had the following balances on its balance sheets due to related parties:

	September 30, 2015	December 31, 2014
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(20)	$(18)
Other	(2)	1

Total	$(22)	$(17)

(a)	Included in Accounts payable due to associated companies.

(15) VARIABLE INTEREST ENTITIES

DPL is required to consolidate a VIE in accordance with FASB ASC 810 if DPL is the primary beneficiary of the VIE. The primary beneficiary of a VIE is typically the entity with both the power to direct activities most significantly impacting economic performance of the VIE and the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. DPL performed a qualitative analysis to determine whether a variable interest provided a controlling financial interest in any of the VIEs in which DPL has an interest at September 30, 2015, as described below.

DPL is subject to Renewable Energy Portfolio Standards (RPS) in the state of Delaware that require it to obtain renewable energy credits (RECs) for energy delivered to its customers. DPL’s costs associated with obtaining RECs to fulfill its RPS obligations are recoverable from its customers by law. As of September 30, 2015, DPL is a party to three land-based wind power purchase agreements (PPAs) in the aggregate amount of 128 MWs, one solar power PPA with a 10 MW facility, and a PPA with the Delaware Sustainable Energy Utility (DSEU) to purchase solar renewable energy credits (SRECs). Each of the facilities associated with these PPAs is operational, except for the facilities associated with the PPA with the DSEU, which are expected to be operational within one year. DPL is obligated to purchase energy and RECs in amounts generated and delivered by the wind facilities and SRECs from the solar facility and the DSEU, up to certain amounts (as set forth below) at rates that are primarily fixed under the respective agreements. DPL has concluded that while VIEs exist under these contracts, consolidation is not required under FASB ASC 810 as DPL is not the primary beneficiary. DPL has not provided financial or other support under these arrangements that it was not previously contractually required to provide during the periods presented, and DPL does not have any intention to provide such additional support.

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

DPL

Wind PPAs

DPL is obligated to purchase energy and RECs from one of the wind facilities through 2024 in amounts not to exceed 50 MWs, from a second wind facility through 2031 in amounts not to exceed 40 MWs, and from a third wind facility through 2031 in amounts not to exceed 38 MWs. DPL’s aggregate purchases under the three wind PPAs totaled $4 million and $5 million for the three months ended September 30, 2015 and 2014, respectively. DPL’s aggregate purchases under the three wind PPAs totaled $20 million and $21 million for the nine months ended September 30, 2015 and 2014, respectively.

Solar PPAs

The term of the PPA with the solar facility is through 2030 and DPL is obligated to purchase SRECs in an amount up to 70 percent of the energy output at a fixed price. The DSEU may enter into 20-year contracts with solar facilities to purchase SRECs for resale to DPL. Under the PPA with the DSEU, at September 30, 2015 and 2014, DPL was obligated to purchase SRECs in amounts not to exceed 28 MWs and 19 MWs, respectively, at annually determined auction rates. DPL’s purchases under these solar agreements were $2 million and $1 million for the three months ended September 30, 2015 and 2014, respectively. DPL’s purchases under these solar agreements were $4 million and $3 million for the nine months ended September 30, 2015 and 2014.

Fuel Cell Facilities

On October 18, 2011, the DPSC approved a tariff submitted by DPL in accordance with the requirements of the RPS specific to fuel cell facilities totaling 30 MWs to be constructed by a qualified fuel cell provider. The tariff and the RPS establish that DPL acts solely as an agent to collect payments in advance from its distribution customers and remit them to the qualified fuel cell provider for each MW hour of energy produced by the fuel cell facilities through 2033. The RPS provides for a reduction in DPL’s REC requirements based upon the actual energy output of the facilities. DPL has concluded that while a VIE exists as a result of this relationship, consolidation is not required under FASB ASC 810 as DPL is not the primary beneficiary. For the three months ended September 30, 2015 and 2014, 56,388 and 56,335 megawatt hours, respectively, were produced from fuel cell facilities placed in service under the tariff. For the nine months ended September 30, 2015 and 2014, 170,028 and 165,878 megawatt hours, respectively, were produced from fuel cell facilities placed in service under the tariff. DPL billed $9 million and $8 million to distribution customers for the three months ended September 30, 2015 and 2014, respectively. DPL billed $28 million and $26 million to distribution customers for each of the nine months ended September 30, 2015 and 2014, respectively.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions of dollars)
Operating Revenue	$387	$347	$1,006	$940

Operating Expenses
Purchased energy	214	188	535	504
Other operation and maintenance	72	65	209	178
Depreciation and amortization	49	42	135	117
Other taxes	1	1	3	3
Deferred electric service costs	13	(1)	34	30

Total Operating Expenses	349	295	916	832

Operating Income	38	52	90	108

Other Income (Expenses)
Interest expense	(17)	(16)	(49)	(47)
Other income	—	1	3	2

Total Other Expenses	(17)	(15)	(46)	(45)

Income Before Income Tax Expense	21	37	44	63

Income Tax Expense	7	14	16	24

Net Income	$14	$23	$28	$39

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
	(millions of dollars)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4	$2
Restricted cash equivalents	15	10
Accounts receivable, less allowance for uncollectible accounts of $17 million and $9 million, respectively	235	167
Inventories	26	23
Income taxes and related accrued interest receivable	151	151
Prepaid expenses and other	21	13

Total Current Assets	452	366

OTHER ASSETS
Regulatory assets	340	427
Prepaid pension expense	86	96
Income taxes and related accrued interest receivable	34	34
Restricted cash equivalents	15	14
Other	10	12

Total Other Assets	485	583

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,226	3,073
Accumulated depreciation	(758)	(760)

Net Property, Plant and Equipment	2,468	2,313

TOTAL ASSETS	$3,405	$3,262

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
	(millions of dollars, except shares)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term debt	$225	$127
Current portion of long-term debt	48	59
Accounts payable	30	20
Accrued liabilities	125	103
Accounts payable due to associated companies	15	15
Taxes accrued	11	1
Interest accrued	18	13
Customer deposits	24	21
Other	20	22

Total Current Liabilities	516	381

DEFERRED CREDITS
Regulatory liabilities	28	14
Deferred income tax liabilities, net	877	865
Investment tax credits	5	5
Other postretirement benefit obligations	35	36
Liabilities and accrued interest related to uncertain tax positions	2	—
Other	16	16

Total Deferred Credits	963	936

OTHER LONG-TERM LIABILITIES
Long-term debt	886	888
Transition Bonds issued by ACE Funding	138	171

Total Other Long-Term Liabilities	1,024	1,059

COMMITMENTS AND CONTINGENCIES (NOTE 11)

EQUITY
Common stock, $3.00 par value, 25,000,000 shares authorized, 8,546,017 shares outstanding	26	26
Premium on stock and other capital contributions	651	651
Retained earnings	225	209

Total Equity	902	886

TOTAL LIABILITIES AND EQUITY	$3,405	$3,262

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(millions of dollars)
OPERATING ACTIVITIES
Net income	$28	$39
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	135	117
Deferred income taxes	7	28
Changes in:
Accounts receivable	(68)	(10)
Inventories	(3)	2
Prepaid expenses	(7)	(15)
Regulatory assets and liabilities, net	26	26
Accounts payable and accrued liabilities	33	11
Income tax-related prepayments, receivables and payables	13	(1)
Other assets and liabilities	14	18

Net Cash From Operating Activities	178	215

INVESTING ACTIVITIES
Investment in property, plant and equipment	(212)	(158)
Department of Energy capital reimbursement awards received	—	1
Net other investing activities	(4)	(3)

Net Cash Used By Investing Activities	(216)	(160)

FINANCING ACTIVITIES
Dividends paid to Parent	(12)	(26)
Issuances of long-term debt	—	150
Reacquisitions of long-term debt	(46)	(36)
Issuances (repayments) of short-term debt, net	98	(39)
Repayment of term loan	—	(100)
Net other financing activities	—	(1)

Net Cash From (Used by) Financing Activities	40	(52)

Net Increase in Cash and Cash Equivalents	2	3
Cash and Cash Equivalents at Beginning of Period	2	3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4	$6

SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for income taxes (includes payments from PHI for federal income taxes)	$—	$(3)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Premium on Stock	Retained Earnings	Total
(millions of dollars, except shares)	Shares	Par Value
BALANCE, DECEMBER 31, 2014	8,546,017	$26	$651	$209	$886

Net Income	—	—	—	4	4
Dividends on common stock	—	—	—	(12)	(12)

BALANCE, MARCH 31, 2015	8,546,017	26	651	201	878

Net Income	—	—	—	10	10

BALANCE, JUNE 30, 2015	8,546,017	26	651	211	888

Net Income	—	—	—	14	14

BALANCE, SEPTEMBER 30, 2015	8,546,017	$26	$651	$225	$902

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

The Merger Agreement provides for certain termination rights for each of PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain required regulatory approvals with respect to the Merger or the breach by Exelon of its

ACE

obligations in respect of obtaining such regulatory approvals (a Regulatory Termination), PHI will be able to redeem any issued and outstanding Preferred Stock at par value, and in that case, Exelon will be required to pay all documented out-of-pocket expenses incurred by PHI in connection with the Merger Agreement or the transactions contemplated thereby, up to $40 million. If the Merger Agreement is terminated, other than for a Regulatory Termination, PHI will be required to redeem the Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

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

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015, and on October 15, 2015, voted to extend the effectiveness of its approval until June 30, 2016. The DPSC approved the Merger on May 19, 2015.

On December 22, 2014, the waiting period under the HSR Act expired. Although the Department of Justice (DOJ) allowed the waiting period under the HSR Act to expire without taking any action with respect to the Merger, the DOJ has not advised PHI that it has concluded its investigation. The expiration of the HSR Act waiting period allows for the closing of the Merger at any time on or before December 21, 2015. If the Merger is not completed by that date the parties will be required to refile the required Notification and Report Forms with the DOJ and Federal Trade Commission (FTC), which will restart the 30-day waiting period required by the HSR Act, during which time the Merger may not be consummated, unless these agencies authorize the early termination of the waiting period. PHI and Exelon currently anticipate that they will refile with the DOJ and FTC in November 2015.

On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, PHI and Exelon announced that they had committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC. Multiple parties have filed petitions for judicial review of the MPSC order by the Circuit Court of Queen Anne’s County, Maryland, seeking to appeal the MPSC order. PHI is vigorously contesting these appeals. The MPSC order remains in effect during the appeals process. At this time, PHI is unable to predict the outcome of the proceeding.

On August 25, 2015, the DCPSC announced at a public meeting that it had denied the merger application, and on August 27, 2015, the DCPSC issued its written order related to the Merger. On September 28, 2015, Exelon, PHI and Potomac Electric Power Company (Pepco), and certain of their respective affiliates, filed an application for reconsideration with the DCPSC requesting reconsideration of the DCPSC order related to the Merger.

ACE

On October 6, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, entered into a Nonunanimous Full Settlement Agreement and Stipulation (the DC Settlement Agreement) with the District of Columbia Government, the Office of the People’s Counsel and other parties, which DC Settlement Agreement contains commitments from Exelon and PHI above those contained in their original merger application.

Also on October 6, 2015, PHI, Exelon and Merger Sub entered into a Letter Agreement (the Letter Agreement), setting forth the terms and conditions under which the parties will file with the DCPSC (a) a Motion of Joint Applicants to Reopen the Record in Formal Case No. 1119 to Allow for Consideration of the DC Settlement Agreement (the Motion to Reopen), or (b) if the Motion to Reopen is not granted, a new merger application, requesting approval of the Merger on the terms and commitments agreed to in the DC Settlement Agreement. Pursuant to the Letter Agreement, PHI and Exelon each agrees, among other things, that neither party will exercise the termination rights each may have under the Merger Agreement on or after October 29, 2015, unless: (i) the DCPSC does not, within 45 days following the date on which the DC Settlement Agreement is filed with the DCPSC (the Settlement Filing Date), set a procedural schedule which allows for a final order for approval of the Merger within 150 days after the Settlement Filing Date, (ii) the DCPSC sets a schedule for action which does not allow for a final order for approval of the Merger within 150 days after the Settlement Filing Date, (iii) the DCPSC fails to issue a final order approving the Merger and the DC Settlement Agreement as filed without condition or modification within 150 days after the Settlement Filing Date, (iv) the DCPSC issues a final order denying approval of the Merger or the DC Settlement Agreement or adds conditions or makes modifications to the DC Settlement Agreement, (v) the DC Settlement Agreement is terminated for any reason, or (vi) on or after the date that is 151 days after the Settlement Filing Date a condition to closing of the Merger has not been satisfied or waived (other than those conditions that by their nature are to be satisfied at the closing). The Letter Agreement also provides that, subject to certain conditions, Exelon may, following receipt of all regulatory approvals consistent with the DC Settlement Agreement, delay closing of the Merger for up to 30 days to engage in capital markets transactions to raise additional funds required to consummate the Merger.

On October 6, 2015, following execution of the DC Settlement Agreement and the Letter Agreement, Exelon, PHI and Pepco, and certain of their respective affiliates, filed with the DCPSC the Motion to Reopen requesting consideration of the DC Settlement Agreement and approval of the Merger on such terms and conditions set forth in the DC Settlement Agreement, without condition or modification, and to stay further proceedings on the application for reconsideration filed by the parties on September 28, 2015 and suspend the time period for reconsideration pending the DCPSC’s consideration of the DC Settlement Agreement.

(2) SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

ACE’s unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted. Therefore, these consolidated financial statements should be read along with the annual consolidated financial statements included in ACE’s annual report on Form 10-K for the year ended December 31, 2014. In the opinion of ACE’s management, the unaudited consolidated financial statements contain all adjustments (which all are of a normal recurring nature) necessary to state fairly ACE’s financial condition as of September 30, 2015, in accordance with GAAP. The year-end December 31, 2014 consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. Interim results for the three and nine months ended September 30, 2015 may not be indicative of ACE’s results that will be realized for the full year ending December 31, 2015.

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

Storm Restoration Costs

On June 23, 2015, ACE’s service territory was affected by a severe storm with damaging winds and heavy rains. This storm resulted in widespread customer outages and caused damage to the electric transmission and distribution systems. Storm restoration activity commenced immediately following the storm and continued into July 2015, with the majority of the incremental storm restoration costs occurring in the second quarter of 2015.

Total incremental storm restoration costs incurred by ACE for the storm through September 30, 2015 were $35 million, with $13 million incurred for repair work and $22 million incurred as capital expenditures. Costs incurred for repair work of $13 million were deferred as regulatory assets to reflect the probable recovery of these costs in New Jersey. As of September 30, 2015, the total incremental storm restoration costs included $9 million of estimated costs for unbilled restoration services provided by certain outside contractors. Actual costs for these services may vary from the estimates. ACE intends to pursue recovery of these incremental storm restoration costs in its next electric distribution base rate case.

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

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in ACE’s gross revenues were zero for each of the three months ended September 30, 2015 and 2014, and zero and $1 million for the nine months ended September 30, 2015 and 2014, respectively.

(3) NEWLY ADOPTED ACCOUNTING STANDARDS

Business Combinations (ASC 805)

In November 2014, the FASB issued new recognition and disclosure requirements related to pushdown accounting. The new recognition requirements grant an acquired entity (or its subsidiaries) the option to

ACE

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

Business Combination (ASC 805)

In September 2015, the FASB issued new guidance on adjustments to provisional amounts recognized in a business combination, which are currently recognized on a retrospective basis. Under the new requirements, adjustments will be recognized in the reporting period in which the adjustments are determined. The effects of changes in depreciation, amortization, or other income arising from changes to the provisional amounts, if any, are included in earnings of the reporting period in which the adjustments to the provisional amounts are determined. An entity is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the

ACE

provisional amounts had been recognized as of the acquisition date. The new requirements will be effective for ACE beginning January 1, 2016, and are required to be implemented on a prospective basis. Early adoption is permitted. ACE currently anticipates it may be affected by the new guidance if its Merger with Exelon is consummated.

(5) SEGMENT INFORMATION

ACE operates its business as one regulated utility segment, which includes all of its services as described above.

(6) REGULATORY MATTERS

Rate Proceedings

As further described in Note (1), “Organization,” on April 29, 2014, PHI entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than pursuing the conclusion of the pending filings indicated below. To date, ACE has not requested such consent from Exelon and has not filed any new distribution base rate cases since entering into the Merger Agreement.

Bill Stabilization Adjustment

Although ACE proposed the adoption of a mechanism to decouple retail distribution revenue from the amount of power delivered to retail customers, this decoupling proposal has not to date been adopted.

New Jersey

Update and Reconciliation of Certain Under-Recovered Balances

In March 2015, ACE submitted its 2015 annual petition with the NJBPU seeking to reconcile and update (i) charges related to the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the non-utility generators (NUGs), and (ii) costs related to surcharges for the New Jersey Societal Benefit Program (a statewide public interest program that is intended to benefit low income customers and address other public policy goals) and for ACE’s uncollected accounts. As filed, the net impact of the proposed changes would have been an annual rate increase of approximately $52.0 million (revised to an increase of approximately $33.9 million on April 17, 2015, based upon updates for actual data through March 31, 2015). On May 19, 2015, the NJBPU approved a stipulation of settlement entered into by the parties providing for an overall annual rate increase of $33.9 million. The rate increase, which went into effect on June 1, 2015, was placed into effect provisionally, subject to a review by the NJBPU and the Division of Rate Counsel of the final underlying costs for reasonableness and prudence. On September 11, 2015, the NJBPU approved a stipulation of settlement in this proceeding, which made final the provisional rates that were placed into effect on June 1, 2015, with an adjustment that decreased the rate applicable to the residential class by $1.3 million. This rate increase of approximately $32.6 million will have no effect on ACE’s operating income, since these revenues provide for recovery of deferred costs under an approved deferral mechanism.

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

ACE

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

Generic Consolidated Tax Adjustment Proceeding

In January 2013, the NJBPU initiated a generic proceeding to examine whether a consolidated tax adjustment (CTA) should continue to be used, and if so, how it should be calculated in determining a utility’s cost of service. Under the NJBPU’s current policy, when a New Jersey utility is included in a consolidated group income tax return, an allocated amount of any reduction in the consolidated group’s taxes as a result of losses by affiliates is used to reduce the utility’s rate base, upon which the utility earns a return. This policy has negatively impacted ACE’s electric distribution base rate case outcomes and ACE’s position is that the CTA should be eliminated. In an order issued in October 2014, the NJBPU determined that it is appropriate for affected consolidated groups to continue to include a CTA in New Jersey base rate filings, but that the CTA calculation will be modified to limit the look-back period for the calculation to five years, exclude transmission assets from the calculation, and allocate 25 percent of the final CTA amount as a reduction to the distribution revenue requirement. ACE anticipates that this revised methodology will significantly reduce the negative effects of the CTA in future base rate cases. In November 2014, the New Jersey Division of Rate Counsel filed an appeal of the NJBPU’s CTA order in the Appellate Division. No stay of the October 2014 CTA order was requested in connection with the appeal. As such, barring an adverse finding by the Appellate Division, the order is in effect. The appeal remains pending.

FERC Transmission ROE Challenges

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Municipal Electric Corporation, Inc. (DEMEC), filed a joint complaint at FERC against ACE and its affiliates, Pepco and Delmarva Power & Light Company (DPL), as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base return on equity (ROE) and certain protocols regarding the formula rate process associated with the transmission service that the utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. ACE believes the allegations in this complaint are without merit and is vigorously contesting this complaint. In August 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directed that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) set a 15-month refund period that commenced on February 27, 2013, should a refund result from this proceeding. After settlement discussions among the parties in this matter reached an impasse, the settlement judge, in November 2014, issued an order terminating the settlement discussions and referring the matter to a presiding administrative law judge.

ACE

In June 2014, FERC issued an order in a proceeding in which ACE was not involved, in which it adopted a new ROE methodology for electric utilities. This new methodology replaces the existing one-step discounted cash flow analysis (which incorporates only short-term growth rates) traditionally used to derive ROE for electric utilities with the two-step discounted cash flow analysis (which incorporates both short-term and long-term measures of growth) used for natural gas and oil pipelines. As a result of the August 2014 FERC order discussed in the preceding paragraph, ACE applied an estimated ROE based on the two-step methodology announced by FERC for the 15-month period over which its transmission revenues would be subject to refund as a result of the challenge, and recorded estimated reserves for the entire 15-month refund period in the second quarter of 2014.

On December 8, 2014, the parties that filed the February 2013 complaint filed a second complaint against Pepco, DPL, ACE, as well as BGE, regarding the base transmission ROE, seeking a reduction from 10.8% to 8.8%. By order issued on February 9, 2015, FERC established a hearing on the second complaint and established a second 15-month refund period that commenced on December 8, 2014. Consistent with the prior challenge, Pepco, DPL and ACE applied an estimated ROE based on the two-step methodology described above, and in the fourth quarter of 2014 and in the first, second and third quarters of 2015 established reserves for the estimated refund based on the effective date of the second refund period of December 8, 2014. On February 20, 2015, the chief judge issued an order consolidating the two complaint proceedings and established an initial decision issuance deadline of February 29, 2016. On March 2, 2015, the presiding administrative law judge issued an order establishing a procedural schedule for the consolidated proceedings that provides for the hearing to commence on October 20, 2015.

Also during the third quarter of 2015, ACE further evaluated the reserves established for each of the two refund periods and, based on an updated assessment of market conditions, developments in other cases before FERC, litigation risk and other factors, increased its reserves to reflect management’s best estimate of the refund that is expected to result from these consolidated proceedings. As of September 30, 2015, ACE’s reserves for both of the refund periods totaled $8 million. A settlement entered into by the parties regarding the protocols (but not the ROE) raised in the February 2013 complaint was submitted to FERC on July 31, 2015 and is awaiting FERC approval.

To the extent that the final ROE established in these consolidated proceedings is lower than the ROE used to record the estimated reserves with respect to the February 2013 and the December 2014 complaints, each ten basis point reduction in the ROE would result in an increase in required reserves and a reduction of ACE’s operating income of $0.8 million.

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

In February 2011, ACE joined other plaintiffs in an action filed in the U.S. District Court for the District of New Jersey challenging the NJ SOCA Law on the grounds that it violates the Commerce Clause and the Supremacy Clause of the U.S. Constitution. In October 2013, the Federal district court ruled that the NJ SOCA Law is preempted by the Federal Power Act (FPA) and violates the Supremacy Clause, and is therefore null and void. In October 2013, the Federal district court issued an order ruling that the SOCAs are void, invalid and unenforceable, which order was affirmed by the U.S. Court of Appeals for the Third Circuit in September 2014. In November 2014 and December 2014, respectively, one of the generation companies and the NJBPU petitioned the U.S. Supreme Court to consider hearing an appeal of the Third Circuit decision. The petitions remain pending.

ACE

ACE terminated one of the three SOCAs effective July 1, 2013 due to the occurrence of an event of default on the part of the generation company counterparty. ACE terminated the remaining two SOCAs effective November 19, 2013, in response to the October 2013 Federal district court decision.

In response to the October 2013 Federal district court order, ACE, in the fourth quarter of 2013, derecognized both the derivative assets (liabilities) for the estimated fair value of the SOCAs and the related regulatory liabilities (assets) that it had established with respect to the SOCAs.

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

The NJBPU order states that the Merger must be closed by November 1, 2015 unless extended by the NJBPU. On October 15, 2015, the NJBPU voted to extend the effectiveness of its Merger approval until June 30, 2016.

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

(7) PENSION AND OTHER POSTRETIREMENT BENEFITS

ACE accounts for its participation in PHI’s single-employer plans, PHI’s noncontributory retirement plan (the PHI Retirement Plan) and its other postretirement benefits plan, the Pepco Holdings, Inc. Welfare Plan for Retirees (the OPEB Plan), as participation in multiemployer plans. PHI’s pension and other postretirement net periodic benefit cost for the three months ended September 30, 2015 and 2014, before intercompany allocations from the PHI Service Company, were $25 million and $16 million, respectively. ACE’s allocated share was $3 million and $4 million for the three months ended September 30, 2015 and 2014, respectively. PHI’s pension and other postretirement net periodic benefit cost for the nine months ended September 30, 2015 and 2014, before intercompany allocations from the PHI Service Company, were $73 million and $44 million, respectively. ACE’s allocated share was $11 million and $10 million for the nine months ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015 and 2014, ACE made no discretionary tax-deductible contributions to the PHI Retirement Plan.

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

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility at September 30, 2015.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

At each of September 30, 2015 and December 31, 2014, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $413 million. ACE’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by Pepco and DPL and the portion of the total capacity being used by PHI.

ACE

Credit Facility Amendment

On May 20, 2014, PHI, Pepco, DPL and ACE entered into an amendment of and consent with respect to the credit agreement (the Consent). PHI was required to obtain the consent of certain of the lenders under the credit facility in order to permit the consummation of the Merger. Pursuant to the Consent, certain of the lenders consented to the consummation of the Merger and the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. In addition, the Consent amends the definition of “Change in Control” in the credit agreement to mean, following consummation of the Merger, an event or series of events by which Exelon no longer owns, directly or indirectly, 100% of the outstanding shares of voting stock of Pepco Holdings. PHI has requested an extension of the Consent to allow for completion of the Merger by June 30, 2016.

Commercial Paper

ACE maintains an on-going commercial paper program to address its short-term liquidity needs. As of September 30, 2015, the maximum capacity available under the program was $350 million, subject to available borrowing capacity under the credit facility.

ACE had $225 million of commercial paper outstanding at September 30, 2015. The weighted average interest rate for commercial paper issued by ACE during the nine months ended September 30, 2015 was 0.46% and the weighted average maturity of all commercial paper issued by ACE during the nine months ended September 30, 2015 was six days.

Other Financing Activities

Bond Payments

In July 2015, Atlantic City Electric Transition Funding LLC (ACE Funding) made the final payment of $1 million on its Series 2002-1 Bonds, Class A-3, and principal payments of $6 million on its Series 2002-1 Bonds, Class A-4 and $3 million on its Series 2003-1 Bonds, Class A-3.

Bond Retirements

In August 2015, ACE retired at maturity, $15 million of its secured medium-term notes series C.

Financing Activities Subsequent to September 30, 2015

Bond Payments

In October 2015, ACE Funding made the principal payments of $9 million on its Series 2002-1 Bonds, Class A-4 and $3 million on its Series 2003-1 Bonds, Class A-3.

(9) INCOME TAXES

A reconciliation of ACE’s consolidated effective income tax rates is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(millions of dollars)

Income tax at Federal statutory rate	$7	35.0%	$13	35.0%	$15	35.0%	$22	35.0%
Increases (decreases) resulting from:
State income taxes, net of Federal effect	1	4.8%	2	5.4%	3	6.8%	4	6.3%
Depreciation	(1)	(4.8)%	—	—	(2)	(4.5)%	(1)	(1.6)%
Other, net	—	(1.7)%	(1)	(2.6)%	—	(0.9)%	(1)	(1.6)%

Consolidated income tax expense	$7	33.3%	$14	37.8%	$16	36.4%	$24	38.1%

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

The following tables set forth, by level within the fair value hierarchy, ACE’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. ACE’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at September 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Cash equivalents and restricted cash equivalents
Treasury funds	$30	$30	$—	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the nine months ended September 30, 2015.

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Cash equivalents and restricted cash equivalents
Treasury funds	$24	$24	$—	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2014.

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

Other Financial Instruments

The estimated fair values of ACE’s Long-term debt instruments that are measured at amortized cost in ACE’s consolidated financial statements and the associated levels of the estimates within the fair value hierarchy as of September 30, 2015 and December 31, 2014 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. ACE’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

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

	Fair Value Measurements at September 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$998	$—	$862	$136
Transition Bonds (b)	201	—	201	—

Total	$1,199	$—	$1,063	$136

(a)	The carrying amount for Long-term debt was $888 million as of September 30, 2015.
(b)	The carrying amount for Transition Bonds, including amounts due within one year, was $184 million as of September 30, 2015.

ACE

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$1,035	$—	$903	$132
Transition Bonds (b)	235	—	235	—

Total	$1,270	$—	$1,138	$132

(a)	The carrying amount for Long-term debt was $903 million as of December 31, 2014.
(b)	The carrying amount for Transition Bonds, including amounts due within one year, was $215 million as of December 31, 2014.

The carrying amounts of all other financial instruments in the accompanying consolidated financial statements approximate fair value.

(11) COMMITMENTS AND CONTINGENCIES

General Litigation

From time to time, ACE is named as a defendant in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. ACE is self-insured against such claims up to a certain self-insured retention amount and maintains insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, ACE’s contracts with its vendors generally require the vendors to name ACE as an additional insured for the amount at least equal to ACE’s self-insured retention. Further, ACE’s contracts with its vendors require the vendors to indemnify ACE for various acts and activities that may give rise to claims against ACE. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on ACE’s financial condition, results of operations or cash flows. At September 30, 2015, ACE had recorded estimated loss contingency liabilities for general litigation totaling approximately $6 million (including amounts related to the matters specifically described below).

Environmental Matters

ACE is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of ACE, environmental clean-up costs incurred by ACE generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of ACE described below at September 30, 2015 are summarized as follows:

Legacy Generation - Regulated
(millions of dollars)
Beginning balance as of January 1	$1
Accruals	—
Payments	—

Ending balance as of September 30	1
Less amounts in Other Current Liabilities	—

Amounts in Other Deferred Credits	$1

ACE

Franklin Slag Pile Site

In November 2008, ACE received a general notice letter from the U.S. Environmental Protection Agency (EPA) concerning the Franklin Slag Pile site in Philadelphia, Pennsylvania, asserting that ACE is a potentially responsible party that may have liability for clean-up costs with respect to the site and for the costs of implementing an EPA-mandated remedy. EPA’s claims are based on ACE’s sale of boiler slag from the B.L. England generating facility, then owned by ACE, to MDC Industries, Inc. (MDC) during the period from June 1978 to May 1983. EPA claims that the boiler slag ACE sold to MDC contained copper and lead, which are hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and that the sales transactions may have constituted an arrangement for the disposal or treatment of hazardous substances at the site, which could be a basis for liability under CERCLA. The EPA letter also states that, as of the date of the letter, EPA’s expenditures for response measures at the site have exceeded $6 million. EPA’s feasibility study for this site conducted in 2007 identified a range of alternatives for permanent remedial measures with varying cost estimates, and the estimated cost of EPA’s preferred alternative is approximately $6 million.

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

(12) RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including ACE. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to ACE for the three months ended September 30, 2015 and 2014 were approximately $36 million and $31 million, respectively. PHI Service Company costs directly charged or allocated to ACE for the nine months ended September 30, 2015 and 2014 were approximately $109 million and $91 million, respectively.

In addition to the PHI Service Company charges described above, ACE’s consolidated financial statements include the following related party transactions in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions of dollars)

Meter reading services provided by Millennium Account Services LLC (an ACE affiliate) (a)	$(1)	$(1)	$(3)	$(3)
Intercompany lease transactions (a)	—	—	(1)	(1)
Intercompany use revenue (b)	—	—	1	2

(a)	Included in Other operation and maintenance expense.
(b)	Included in operating revenue.

ACE

As of September 30, 2015 and December 31, 2014, ACE had the following balances on its consolidated balance sheets due to related parties:

	September 30, 2015	December 31, 2014
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(14)	$(14)
Other	(1)	(1)

Total	$(15)	$(15)

(a)	Included in Accounts payable due to associated companies.

(13) VARIABLE INTEREST ENTITIES

ACE is required to consolidate a VIE in accordance with FASB ASC 810 if ACE or a subsidiary is the primary beneficiary of the VIE. The primary beneficiary of a VIE is typically the entity with both the power to direct activities most significantly impacting economic performance of the VIE and the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. ACE performed a qualitative analysis to determine whether a variable interest provided a controlling financial interest in any of the VIEs in which ACE has an interest at September 30, 2015, as described below.

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

Because ACE has no equity or debt invested in the NUGs, the maximum exposure to loss relates primarily to any above-market costs incurred for power. Due to unpredictability in the pricing for purchased energy under the PPAs, ACE is unable to quantify the maximum exposure to loss. The power purchase costs are recoverable from ACE’s customers through regulated rates. Purchase activities with the NUGs, including excess power purchases not covered by the PPAs, for the three months ended September 30, 2015 and 2014, were approximately $52 million and $56 million, respectively, of which approximately $50 million and $52 million, respectively, consisted of power purchases under the PPAs. Purchase activities with the NUGs, including excess power purchases not covered by the PPAs, for the nine months ended September 30, 2015 and 2014, were approximately $160 million and $182 million, respectively, of which approximately $151 million and $159 million, respectively, consisted of power purchases under the PPAs.

ACE Funding

In 2001, ACE established ACE Funding solely for the purpose of securitizing authorized portions of ACE’s recoverable stranded costs through the issuance and sale of Transition Bonds. The proceeds of the sale of each series of Transition Bonds were transferred to ACE in exchange for the transfer by ACE to Atlantic City Electric Transition Funding LLC (ACE Funding) of the right to collect a non-bypassable Transition Bond Charge from ACE customers pursuant to bondable stranded costs rate orders issued by the NJBPU in an amount sufficient to fund the principal and interest payments on the Transition Bonds and related taxes, expenses and fees (Bondable Transition Property). The assets of ACE Funding, including the Bondable Transition Property, and the Transition Bond Charges collected from ACE’s customers, are not available to creditors of ACE. The holders of Transition Bonds have recourse only to the assets of ACE Funding. ACE owns 100 percent of the equity of ACE Funding, and PHI and ACE consolidate ACE Funding in their consolidated financial statements as ACE is the primary beneficiary of ACE Funding under the variable interest entity consolidation guidance.

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

The following table sets forth the percentage contributions to consolidated operating revenue and operating income attributable to PHI segments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Percentage of Consolidated Operating Revenue
Power Delivery	97%	95%	96%	94%
Pepco Energy Services	3%	5%	4%	6%
Corporate and Other	—	—	—	—
Percentage of Consolidated Operating Income
Power Delivery	101%	133%	101%	112%
Pepco Energy Services	(1)%	(32)%	—	(10)%
Corporate and Other	—	(1)%	(1)%	(2)%
Percentage of Power Delivery Operating Revenue
Power Delivery Electric	99%	98%	96%	96%
Power Delivery Gas	1%	2%	4%	4%

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

The Merger Agreement provides for certain termination rights for each of PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if the Merger Agreement is terminated under certain circumstances due to the failure to obtain required regulatory approvals with respect to the Merger or the breach by Exelon of its obligations in respect of obtaining such regulatory approvals (a Regulatory Termination), PHI will be able to redeem any issued and outstanding Preferred Stock at par value, and in that case, Exelon will be required to pay all documented out-of-pocket expenses incurred by PHI in connection with the Merger Agreement or the transactions contemplated thereby, up to $40 million. If the Merger Agreement is terminated, other than for a Regulatory Termination, PHI will be required to redeem the Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

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

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015, and on October 15, 2015, voted to extend the effectiveness of its approval until June 30, 2016. The DPSC approved the Merger on May 19, 2015.

On December 22, 2014, the waiting period under the HSR Act expired. Although the Department of Justice (DOJ) allowed the waiting period under the HSR Act to expire without taking any action with respect to the Merger, the DOJ has not advised PHI that it has concluded its investigation. The expiration of the HSR Act waiting period allows for the closing of the Merger at any time on or before December 21, 2015. If the Merger is not completed by that date the parties will be required to refile the required Notification and Report Forms with the DOJ and Federal Trade Commission (FTC), which will restart the 30-day waiting period required by the HSR Act, during which time the Merger may not be consummated, unless these agencies authorize the early termination of the waiting period. PHI and Exelon currently anticipate that they will refile with the DOJ and FTC in November 2015.

PEPCO HOLDINGS

On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, PHI and Exelon announced that they had committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC. Multiple parties have filed petitions for judicial review of the MPSC order by the Circuit Court of Queen Anne’s County, Maryland, seeking to appeal the MPSC order. PHI is vigorously contesting these appeals. The MPSC order remains in effect during the appeals process. At this time, PHI is unable to predict the outcome of the proceeding.

On August 25, 2015, the DCPSC announced at a public meeting that it had denied the merger application, and on August 27, 2015, the DCPSC issued its written order related to the Merger. On September 28, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, filed an application for reconsideration with the DCPSC requesting reconsideration of the DCPSC order related to the Merger.

On October 6, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, entered into a Nonunanimous Full Settlement Agreement and Stipulation (the DC Settlement Agreement) with the District of Columbia Government, the Office of the People’s Counsel and other parties, which DC Settlement Agreement contains commitments from Exelon and PHI above those contained in their original merger application.

Also on October 6, 2015, PHI, Exelon and Merger Sub entered into a Letter Agreement (the Letter Agreement), setting forth the terms and conditions under which the parties will file with the DCPSC (a) a Motion of Joint Applicants to Reopen the Record in Formal Case No. 1119 to Allow for Consideration of the DC Settlement Agreement (the Motion to Reopen), or (b) if the Motion to Reopen is not granted, a new merger application, requesting approval of the Merger on the terms and commitments agreed to in the DC Settlement Agreement. Pursuant to the Letter Agreement, PHI and Exelon each agrees, among other things, that neither party will exercise the termination rights each may have under the Merger Agreement on or after October 29, 2015, unless: (i) the DCPSC does not, within 45 days following the date on which the DC Settlement Agreement is filed with the DCPSC (the Settlement Filing Date), set a procedural schedule which allows for a final order for approval of the Merger within 150 days after the Settlement Filing Date, (ii) the DCPSC sets a schedule for action which does not allow for a final order for approval of the Merger within 150 days after the Settlement Filing Date, (iii) the DCPSC fails to issue a final order approving the Merger and the DC Settlement Agreement as filed without condition or modification within 150 days after the Settlement Filing Date, (iv) the DCPSC issues a final order denying approval of the Merger or the DC Settlement Agreement or adds conditions or makes modifications to the DC Settlement Agreement, (v) the DC Settlement Agreement is terminated for any reason, or (vi) on or after the date that is 151 days after the Settlement Filing Date a condition to closing of the Merger has not been satisfied or waived (other than those conditions that by their nature are to be satisfied at the closing). The Letter Agreement also provides that, subject to certain conditions, Exelon may, following receipt of all regulatory approvals consistent with the DC Settlement Agreement, delay closing of the Merger for up to 30 days to engage in capital markets transactions to raise additional funds required to consummate the Merger.

PEPCO HOLDINGS

On October 6, 2015, following execution of the DC Settlement Agreement and the Letter Agreement, Exelon, PHI and Pepco, and certain of their respective affiliates, filed with the DCPSC the Motion to Reopen requesting consideration of the DC Settlement Agreement and approval of the Merger on such terms and conditions set forth in the DC Settlement Agreement, without condition or modification, and to stay further proceedings on the application for reconsideration filed by the parties on September 28, 2015 and suspend the time period for reconsideration pending the DCPSC’s consideration of the DC Settlement Agreement.

While the Merger has been pending, PHI’s utility subsidiaries, in accordance with the terms of the Merger Agreement, have not filed any new distribution base rate cases, thereby foregoing rate increases that they might otherwise have sought. At the same time, each of the utility subsidiaries generally has maintained its pre-Merger Agreement level of infrastructure spending in its service territory. If the Merger is terminated as described above, PHI and each of its utility subsidiaries would commence filing distribution base rate cases in each of the jurisdictions and would expect that they will be required to undertake certain actions to address their ongoing results of operations and financial condition. Such actions are likely to include, but may not be limited to, reductions in capital and operation and maintenance expenditures, and the reevaluation of PHI’s common stock dividend policy. For further discussion, please refer to Part II, Item 1A. “Risk Factors” of this report.

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

Each utility comprising Power Delivery is a regulated public utility in the jurisdictions that comprise its service territory. Each utility is responsible for the distribution of electricity and, in the case of DPL, the distribution and supply of natural gas, in its service territory, for which it is paid tariff rates established by the applicable local public service commission in each jurisdiction. Each utility also supplies electricity at regulated rates to retail customers in its service territory who do not elect to purchase electricity from a competitive energy supplier. The regulatory term for this supply service is Standard Offer Service in Delaware, the District of Columbia and Maryland, and Basic Generation Service (BGS) in New Jersey. These supply service obligations are referred to generally as Default Electricity Supply.

Each of Pepco, DPL and ACE is responsible for the transmission of wholesale electricity into and across its service territory. The rates each utility is permitted to charge for the wholesale transmission of electricity are regulated by FERC. Transmission rates are updated annually based on a FERC-approved formula methodology.

The profitability of Power Delivery depends on its ability to recover costs and earn a reasonable return on its capital investments through the rates it is permitted to charge. Operating results can also be affected by economic conditions generally, the level of commercial activity affecting a region, industry or business sector within a service territory, energy prices, the impact of energy efficiency measures on customer usage of electricity and weather.

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

PEPCO HOLDINGS

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

PEPCO HOLDINGS

communicates with devices installed on the energy delivery system and transmits energy usage data to the host utility. The implementation of the AMI system and distribution automation involves an integration of technologies provided by multiple vendors.

As of September 30, 2015, Pepco and DPL have completed the installation and activation of smart meters in the District of Columbia, Maryland and Delaware service territories. The DCPSC, the MPSC and the DPSC approved the creation by PHI’s utility subsidiaries of regulatory assets to defer AMI costs between rate cases and to defer carrying charges on the deferred costs. Thus, these costs will be recovered in the future through base rates; however, for AMI costs incurred by Pepco in Maryland with respect to test years after 2011, pursuant to an MPSC order, the recovery of such costs will be allowed when Pepco demonstrates that the AMI system is cost-effective. The MPSC’s July 2013 order in Pepco’s November 2012 electric distribution base rate application excluded the cost of AMI meters from Pepco’s rate base until such time as Pepco demonstrates the cost effectiveness of the AMI system. As a result, costs for AMI meters incurred with respect to the 2012 test year and beyond will be treated as other incremental AMI costs incurred in conjunction with the deployment of the AMI system that are deferred and on which a carrying charge is deferred.

In 2010, two of PHI’s utility subsidiaries were granted cash awards in the aggregate amount of $168 million by the U.S. Department of Energy (DOE) to support their smart grid initiatives.

•	Pepco was awarded $149 million for AMI, direct load control, distribution automation and communications infrastructure, all of which has been received through September 30, 2015.

•	ACE was awarded $19 million for direct load control, distribution automation and communications infrastructure, all of which has been received through September 30, 2015.

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

As further described in “– Agreement and Plan of Merger with Exelon Corporation,” PHI has entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings. To date, PHI has not requested such consent from Exelon and has not filed any new distribution base rate cases since entering into the Merger Agreement. Accordingly, PHI’s efforts to mitigate regulatory lag have been delayed pending the closing of the Merger or the termination of the Merger Agreement.

PEPCO HOLDINGS

Transmission ROE Challenges

For information about the challenges to the utility subsidiaries’ base ROE and certain protocols regarding the formula rate process, each associated with the transmission services they provide, please refer to Note (7), “Regulatory Matters – Rate Proceedings – FERC Transmission ROE Challenges,” to the consolidated financial statements of PHI.

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

PHI guarantees the obligations of Pepco Energy Services under certain contracts in its energy savings performance contracting business and underground transmission and distribution construction business. At September 30, 2015, PHI’s guarantees of Pepco Energy Services’ obligations under these contracts totaled $259 million. PHI also guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for construction projects. These guarantees totaled $167 million at September 30, 2015.

During 2012, Pepco Energy Services deactivated its Buzzard Point and Benning Road oil-fired generation facilities. Pepco Energy Services completed demolition of the Benning Road generation facility in July 2015 and recognized the scrap metal salvage value of the facility as a reduction in its demolition expenses over the life of the project.

Revenues associated with Pepco Energy Services’ combined heat and power thermal generating facilities and operations in Atlantic City are derived from long-term contracts with a few major customers in the Atlantic City hotel and casino industry. The carrying amount of Pepco Energy Services’ long-lived assets in Atlantic City at September 30, 2015 totaled $2 million, after impairment losses aggregating $81 million that were recorded during the third and fourth quarters of 2014. In September 2014, two significant customers of these thermal operations declared Chapter 11 bankruptcy. One of the customers closed operations in September 2014 and Pepco Energy Services continues to provide this customer with steam and chilled water service under a contract with lower rates which began April 1, 2015. The second customer terminated its contract with Pepco Energy Services on March 31, 2015. Two other significant customers of the thermal operations declared Chapter 11 bankruptcy in January 2015 and Pepco Energy Services continues to provide service to those customers under existing contracts. Future developments with respect to these and other customers in Atlantic City may require Pepco Energy Services to perform additional impairment analyses of the thermal operations and certain related assets. If these assets are determined to be further impaired, Pepco Energy Services would reduce the carrying value of these assets by the amount of the impairment and record a corresponding non-cash charge to earnings. Moreover, the contract changes and termination referred to above are expected to reduce Pepco Energy Services’ future earnings and cash flows associated with its thermal operations in Atlantic City.

Corporate and Other

Corporate and Other includes the remaining operations of the former Other Non-Regulated segment, certain parent company transactions (including interest expense on parent company debt and incremental external Merger-related costs) and inter-company eliminations.

PEPCO HOLDINGS

Earnings Overview

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

	2015	2014	Change
	(millions of dollars)
Power Delivery	$88	$112	$(24)
Pepco Energy Services	—	(27)	27
Corporate and Other	3	(6)	9

Total PHI Net Income	$91	$79	$12

Net income for the three months ended September 30, 2015 was $91 million, or $0.36 per share, compared to $79 million, or $0.31 per share, for the three months ended September 30, 2014.

Net income for the three months ended September 30, 2015 included the items set forth below, which are presented net of related federal and state income taxes and are in millions of dollars:

•	Incremental Merger-related transaction costs in Corporate and Other of $1 million ($1 million pre-tax)

•	Change in fair value of derivative related to the Preferred Stock in Corporate and Other of $10 million ($15 million pre-tax)

Net income for the three months ended September 30, 2014 included the items set forth below, which are presented net of related federal and state income taxes and are in millions of dollars:

•	Asset impairment loss in Pepco Energy Services of $32 million ($53 million pre-tax)

•	Incremental Merger-related transaction costs in Corporate and Other of $3 million ($4 million pre-tax)

Excluding the items listed above, net income would have been $82 million, or $0.33 per share for the three months ended September 30, 2015, and $114 million, or $0.45 per share for the three months ended September 30, 2014.

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

Discussion of Operating Segment Net Income Variances:

Power Delivery’s $24 million decrease in earnings was primarily due to the following:

•	A decrease of $12 million due to higher operation and maintenance expense primarily related to the implementation of a new customer information system, higher tree trimming and system maintenance costs, higher storm restoration and environmental remediation costs and higher employee-related expenses.

•	A decrease of $7 million associated with Default Electricity Supply margins for ACE, primarily attributable to a decrease in unbilled revenue.

•	A decrease of $6 million from lower network service transmission revenues primarily due to an increase in refund reserves related to the FERC ROE challenges.

•	A decrease of $4 million due to higher property tax expense, primarily due to increases in plant investment and tax rates.

PEPCO HOLDINGS

•	A decrease of $3 million due to higher depreciation and amortization expense primarily resulting from increases in plant investment.

•	A decrease of $2 million due to higher interest expense.

•	An increase of $7 million in regulated Transmission and Distribution (T&D) electric revenue primarily due to the effect of warmer weather during 2015.

•	An increase of $2 million from electric distribution base rate increases in 2014 (primarily ACE in New Jersey).

Pepco Energy Services’ $27 million decrease in net loss was primarily due to an asset impairment loss of $32 million (after-tax) recorded in 2014 associated with its combined heat and power thermal generating facility in Atlantic City, partially offset by tax benefits received in 2014 from deductions for energy efficiency construction projects.

Corporate and Other’s $9 million decrease in net loss was primarily due to a $10 million (after-tax) increase in the fair value of a derivative related to the Preferred Stock.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

	2015	2014	Change
	(millions of dollars)
Power Delivery	$211	$262	$(51)
Pepco Energy Services	5	(25)	30
Corporate and Other	(19)	(30)	11

Total PHI Net Income	$197	$207	$(10)

Net income for the nine months ended September 30, 2015 was $197 million, or $0.78 per share, compared to $207 million, or $0.82 per share, for the nine months ended September 30, 2014.

Net income for the nine months ended September 30, 2015 included the items set forth below, which are presented net of related federal and state income taxes and are in millions of dollars:

•	Incremental Merger-related transaction costs in Corporate and Other of $10 million ($10 million pre-tax)

•	Change in fair value of derivative related to preferred stock in Corporate and Other of $10 million ($15 million pre-tax)

Net income for the nine months ended September 30, 2014 included the items set forth below, which are presented net of related federal and state income taxes and are in millions of dollars:

•	Asset impairment loss in Pepco Energy Services of $32 million ($53 million pre-tax)

•	Incremental Merger-related transaction costs in Corporate and Other of $17 million ($19 million pre-tax)

Excluding the items listed above, net income would have been $197 million, or $0.78 per share for the nine months ended September 30, 2015, and $256 million, or $1.02 per share for the nine months ended September 30, 2014.

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

PEPCO HOLDINGS

Discussion of Operating Segment Net Income Variances:

Power Delivery’s $51 million decrease in earnings was primarily due to the following:

•	A decrease of $55 million due to higher operation and maintenance expense primarily related to the implementation of a new customer information system, higher tree trimming and system maintenance costs, higher bad debt expense, higher storm restoration and environmental remediation costs, previously expensed District of Columbia rate case costs established as a regulatory asset in 2014 and higher employee-related expenses.

•	A decrease of $10 million due to higher depreciation and amortization expense primarily resulting from increases in plant investment.

•	A decrease of $7 million due to higher interest expense.

•	A decrease of $5 million related to gains recorded in 2014 associated with condemnation awards for certain Pepco transmission property.

•	A decrease of $5 million associated with Default Electricity Supply margins for ACE, primarily attributable to a decrease in unbilled revenue.

•	A decrease of $2 million from lower network service transmission revenues primarily due to an increase in refund reserves related to the FERC ROE challenges.

•	An increase of $20 million from electric distribution base rate increases in 2014 (Pepco in the District of Columbia and Maryland, and ACE in New Jersey).

•	An increase of $12 million in regulated T&D electric revenue primarily due to the effect in 2015 of colder weather during the first quarter and warmer weather during the second and third quarters.

Pepco Energy Services’ $30 million decrease in net loss was primarily due to an asset impairment loss of $32 million (after-tax) recorded in 2014 associated with its combined heat and power thermal generating facility in Atlantic City.

Corporate and Other’s $11 million decrease in net loss was primarily due to a $10 million (after-tax) increase in the fair value of a derivative related to the Preferred Stock and lower incremental Merger-related transaction costs in 2015, partially offset by unfavorable state income tax adjustments.

Consolidated Results of Operations

The following results of operations discussion compares the three months ended September 30, 2015 to the three months ended September 30, 2014. All amounts in the tables (except sales and customers) are in millions of dollars.

Operating Revenue

A detail of the components of PHI’s consolidated operating revenue is as follows:

	2015	2014	Change
Power Delivery	$1,316	$1,242	$74
Pepco Energy Services	47	73	(26)
Corporate and Other	(1)	(2)	1

Total Operating Revenue	$1,362	$1,313	$49

PEPCO HOLDINGS

Power Delivery

The following table categorizes Power Delivery’s operating revenue by type of revenue.

	2015	2014	Change
Regulated T&D Electric Revenue	$672	$650	$22
Default Electricity Supply Revenue	607	559	48
Other Electric Revenue	18	13	5

Total Electric Operating Revenue	1,297	1,222	75

Regulated Gas Revenue	15	17	(2)
Other Gas Revenue	4	3	1

Total Gas Operating Revenue	19	20	(1)

Total Power Delivery Operating Revenue	$1,316	$1,242	$74

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

Regulated T&D Electric

	2015	2014	Change
Regulated T&D Electric Revenue
Residential	$279	$251	$28
Commercial and industrial	289	286	3
Transmission and other	104	113	(9)

Total Regulated T&D Electric Revenue	$672	$650	$22

PEPCO HOLDINGS

	2015	2014	Change
Regulated T&D Electric Sales (Gigawatt hours (GWh))
Residential	5,200	4,769	431
Commercial and industrial	7,999	7,953	46
Transmission and other	50	58	(8)

Total Regulated T&D Electric Sales	13,249	12,780	469

	2015	2014	Change
Regulated T&D Electric Customers (in thousands)
Residential	1,685	1,656	29
Commercial and industrial	200	199	1
Transmission and other	2	2	—

Total Regulated T&D Electric Customers	1,887	1,857	30

Regulated T&D Electric Revenue increased by $22 million primarily due to:

•	An increase of $16 million due to an EmPower Maryland (a Maryland demand-side management program for Pepco and DPL) rate increase effective February 2015 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $13 million due to higher sales primarily as a result of warmer weather during the third quarter of 2015, as compared to 2014.

•	An increase of $5 million due to customer growth in the third quarter of 2015, as compared to 2014, primarily in the residential classes.

•	An increase of $4 million due to electric distribution base rate increases (primarily ACE effective September 2014).

The aggregate amount of these increases was partially offset by:

•	A decrease of $9 million in transmission revenue due to the establishment of a reserve related to the FERC ROE challenges, partially offset by higher rates effective June 1, 2015 related to increases in transmission plant investment and operating expenses.

•	A decrease of $8 million due to lower average customer usage.

Default Electricity Supply

	2015	2014	Change
Default Electricity Supply Revenue
Residential	$421	$366	$55
Commercial and industrial	154	156	(2)
Other	32	37	(5)

Total Default Electricity Supply Revenue	$607	$559	$48

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale by ACE in the PJM regional transmission organization (PJM RTO) market of energy and capacity purchased under contracts with unaffiliated non-utility generators (NUGs), and (ii) revenue from transmission enhancement credits.

PEPCO HOLDINGS

	2015	2014	Change
Default Electricity Supply Sales (GWh)
Residential	4,213	3,868	345
Commercial and industrial	1,496	1,613	(117)
Other	9	12	(3)

Total Default Electricity Supply Sales	5,718	5,493	225

	2015	2014	Change
Default Electricity Supply Customers (in thousands)
Residential	1,440	1,373	67
Commercial and industrial	130	128	2
Other	—	—	—

Total Default Electricity Supply Customers	1,570	1,501	69

Default Electricity Supply Revenue increased by $48 million primarily due to:

•	An increase of $31 million due to higher sales primarily as a result of warmer weather during the third quarter of 2015, as compared to 2014.

•	An increase of $25 million as a result of higher Default Electricity Supply rates.

•	An increase of $3 million due to higher sales primarily as a result of customer migration from competitive suppliers.

The aggregate amount of these increases was partially offset by:

•	A net decrease of $5 million due to lower ACE and DPL non-weather related average customer usage, partially offset by higher usage at Pepco.

•	A decrease of $5 million in wholesale energy and capacity resale revenues primarily due to lower market prices for the resale of electricity and capacity purchased from NUGs.

The variances described above with respect to Default Electricity Supply Revenue include the effects of a decrease of $8 million in ACE’s BGS unbilled revenue resulting primarily from lower average customer usage in the unbilled revenue period for the three months ended September 30, 2015 as compared to the corresponding period in 2014. Such a decrease in ACE’s BGS unbilled revenue has the effect of directly decreasing the profitability of ACE’s Default Electricity Supply business ($5 million decrease in net income) as these unbilled revenues are not included in the deferral calculation until they are billed to customers under the BGS terms approved by the NJBPU.

Regulated Gas

	2015	2014	Change
Regulated Gas Revenue
Residential	$8	$9	$(1)
Commercial and industrial	5	6	(1)
Transportation and other	2	2	—

Total Regulated Gas Revenue	$15	$17	$(2)

PEPCO HOLDINGS

	2015	2014	Change
Regulated Gas Sales (million cubic feet)
Residential	377	404	(27)
Commercial and industrial	734	745	(11)
Transportation and other	1,144	1,075	69

Total Regulated Gas Sales	2,255	2,224	31

	2015	2014	Change
Regulated Gas Customers (in thousands)
Residential	119	117	2
Commercial and industrial	10	9	1
Transportation and other	—	—	—

Total Regulated Gas Customers	129	126	3

Regulated Gas Revenue decreased by $2 million primarily due to lower sales as a result of warmer weather during the third quarter of 2015, as compared to 2014.

Pepco Energy Services

Pepco Energy Services’ operating revenue decreased by $26 million primarily due to:

•	A decrease of $23 million in its energy savings business primarily associated with lower construction activity.

•	A decrease of $4 million from its thermal business in Atlantic City primarily due to the loss of a customer in 2015.

•	An increase of $1 million in underground transmission and distribution construction activities.

Operating Expenses

Fuel and Purchased Energy and Other Services Cost of Sales

A detail of PHI’s consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:

	2015	2014	Change
Power Delivery	$581	$543	$38
Pepco Energy Services	37	56	(19)
Corporate and Other	(1)	—	(1)

Total	$617	$599	$18

Power Delivery

Power Delivery’s Fuel and Purchased Energy expense consists of the cost of electricity and natural gas purchased by its utility subsidiaries to fulfill their respective Default Electricity Supply and Regulated Gas obligations and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of natural gas purchased for off-system sales. Fuel and Purchased Energy expense increased by $38 million primarily due to:

•	An increase of $31 million due to higher average electricity costs under Default Electricity Supply contracts.

•	An increase of $19 million due to higher electricity sales primarily as a result of warmer weather during the third quarter of 2015, as compared to 2014.

•	An increase of $7 million primarily due to customer migration from competitive suppliers.

PEPCO HOLDINGS

The aggregate amount of these increases was partially offset by:

•	A decrease of $18 million in deferred electricity expense primarily due to lower revenue associated with Pepco and DPL Default Electricity Supply sales, which resulted in a lower rate of recovery of Default Electricity Supply costs.

•	A decrease of $1 million in the cost of gas purchases for on-system sales as a result of lower prices.

Pepco Energy Services

Pepco Energy Services’ Fuel and Purchased Energy expense and Other Services Cost of Sales decreased by $19 million primarily due to:

•	A decrease of $19 million in its energy savings business primarily associated with decreased construction activity.

•	A decrease of $1 million in its thermal business primarily due to the loss of a customer in Atlantic City.

•	An increase of $1 million associated with increased underground transmission and distribution construction activities.

Other Operation and Maintenance

A detail of PHI’s Other Operation and Maintenance expense is as follows:

	2015	2014	Change
Power Delivery	$261	$238	$23
Pepco Energy Services	11	15	(4)
Corporate and Other	(15)	(11)	(4)

Total	$257	$242	$15

Power Delivery

Other Operation and Maintenance expense for Power Delivery increased by $23 million primarily due to:

•	An increase of $6 million associated with higher tree trimming and system maintenance costs.

•	An increase of $5 million due to implementation and support costs related to a new customer information system.

•	An increase of $4 million in storm restoration costs.

•	An increase of $3 million in customer service costs.

•	An increase of $3 million in environmental remediation costs.

•	An increase of $2 million in bad debt expense, of which $1 million is deferred and recoverable.

On June 23, 2015, the service territories of DPL and ACE were affected by a severe storm with damaging winds and heavy rains. This storm resulted in widespread customer outages and caused damage to the electric transmission and distribution systems. Storm restoration activity commenced immediately following the storm and continued into July 2015, with the majority of the incremental storm restoration costs occurring in the second quarter of 2015.

PEPCO HOLDINGS

Total incremental storm restoration costs incurred by PHI for the three months ended September 30, 2015 were $9 million, with $3 million incurred for repair work and $6 million incurred as capital expenditures. Costs incurred for repair work of $3 million were deferred as regulatory assets to reflect the probable recovery of these costs in Maryland and New Jersey. As of September 30, 2015, the total incremental storm restoration costs associated with the June 23, 2015 storm included $10 million of estimated costs for unbilled restoration services provided by certain outside contractors. Actual costs for these services may vary from the estimates. DPL and ACE intend to pursue recovery of these incremental storm restoration costs in their respective jurisdictions in their next electric distribution base rate cases.

The increased costs referred to above for system maintenance, implementation and support of a new customer information system, storm restoration and customer service each involve internal labor costs which reflect a higher level of pension benefit cost in 2015, as compared to 2014.

Pepco Energy Services

Other Operation and Maintenance expense for Pepco Energy Services decreased $4 million primarily due to:

•	A decrease of $2 million associated with a bad debt expense recorded in 2014 for an account receivable from a customer in Atlantic City.

•	A decrease of $2 million from a combination of lower personnel expenses in its energy savings business and lower costs associated with the demolition of its Benning Road generation facility that was completed in July 2015.

Corporate and Other

Other Operation and Maintenance expense for Corporate and Other decreased by $4 million primarily due to lower internal and external Merger-related transaction costs during the third quarter of 2015, as compared to 2014.

Depreciation and Amortization

Depreciation and Amortization expense increased by $33 million to $178 million in 2015 from $145 million in 2014 primarily due to:

•	An increase of $17 million in amortization of regulatory assets primarily associated with the EmPower Maryland surcharge rate increase effective February 2015 (which is offset by an increase in Regulated T&D Electric Revenue).

•	An increase of $6 million in amortization of stranded costs, primarily as the result of higher revenue due to a rate increase effective October 2014 for the ACE Market Transition Charge tax (partially offset in Default Supply Electricity Revenue).

•	An increase of $6 million due to utility plant additions.

•	An increase of $2 million in amortization of software, primarily related to the implementation of a new customer information system.

•	An increase of $2 million in the Delaware Renewable Energy Portfolio Standards deferral (which is substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

Other Taxes

Other Taxes increased by $5 million to $114 million in 2015 from $109 million in 2014. The increase was primarily due to higher property taxes.

Deferred Electric Service Costs

Deferred Electric Service Costs, which relate only to ACE, represent (i) the over or under recovery of electricity costs incurred by ACE to fulfill its Default Electricity Supply obligation and (ii) the over or under recovery of costs incurred by ACE related to the New Jersey Societal Benefit Program (a statewide

PEPCO HOLDINGS

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

Deferred Electric Service Costs increased by $14 million to an expense of $13 million in 2015 as compared to an expense reduction of $1 million in 2014 primarily due to an increase in deferred electricity expense as a result of higher Default Electricity Supply revenue rates.

Impairment Loss

PHI’s operating expenses for the three months ended September 30, 2014, include an impairment loss of $53 million ($32 million after-tax) at Pepco Energy Services associated with its combined heat and power thermal generating plant and operation assets in Atlantic City.

Other Income (Expenses)

Other Expenses (which are net of Other Income) decreased by $10 million to a net expense of $43 million in 2015 from a net expense of $53 million in 2014 primarily due to:

•	An increase of $15 million in income due to a change in the fair value of the derivative related to the Preferred Stock.

•	An increase of $3 million in interest expense primarily associated with higher long-term debt and higher short-term debt.

Income Tax Expense

PHI’s income tax expense increased by $15 million to $49 million in 2015 from $34 million in 2014. PHI’s consolidated effective income tax rates for the three months ended September 30, 2015 and 2014 were 35.0% and 30.1%, respectively.

The increase in the effective tax rate primarily resulted from a decrease in tax benefits recorded in 2015 related to certain energy efficiency-related tax deductions associated with Pepco Energy Services’ energy savings performance contracting services.

Consolidated Results of Operations

The following results of operations discussion compares the nine months ended September 30, 2015 to the nine months ended September 30, 2014. All amounts in the tables (except sales and customers) are in millions of dollars.

Operating Revenue

A detail of the components of PHI’s consolidated operating revenue is as follows:

	2015	2014	Change
Power Delivery	$3,707	$3,554	$153
Pepco Energy Services	170	212	(42)
Corporate and Other	(4)	(6)	2

Total Operating Revenue	$3,873	$3,760	$113

PEPCO HOLDINGS

Power Delivery

The following table categorizes Power Delivery’s operating revenue by type of revenue.

	2015	2014	Change
Regulated T&D Electric Revenue	$1,842	$1,736	$106
Default Electricity Supply Revenue	1,692	1,629	63
Other Electric Revenue	43	44	(1)

Total Electric Operating Revenue	3,577	3,409	168

Regulated Gas Revenue	120	129	(9)
Other Gas Revenue	10	16	(6)

Total Gas Operating Revenue	130	145	(15)

Total Power Delivery Operating Revenue	$3,707	$3,554	$153

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

Default Electricity Supply Revenue is the revenue received from the supply of electricity by PHI’s utility subsidiaries at regulated rates to retail customers who do not elect to purchase electricity from a competitive energy supplier. The costs related to Default Electricity Supply are included in Fuel and Purchased Energy. Default Electricity Supply Revenue also includes revenue from non-bypassable Transition Bond Charges that ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds, and revenue in the form of transmission enhancement credits that PHI’s utility subsidiaries receive as transmission owners from PJM in consideration for approved regional transmission expansion plan expenditures.

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

Regulated T&D Electric

	2015	2014	Change
Regulated T&D Electric Revenue
Residential	$714	$640	$74
Commercial and industrial	803	768	35
Transmission and other	325	328	(3)

Total Regulated T&D Electric Revenue	$1,842	$1,736	$106

PEPCO HOLDINGS

	2015	2014	Change
Regulated T&D Electric Sales (GWh)
Residential	14,593	13,441	1,152
Commercial and industrial	22,365	22,596	(231)
Transmission and other	167	182	(15)

Total Regulated T&D Electric Sales	37,125	36,219	906

	2015	2014	Change
Regulated T&D Electric Customers (in thousands)
Residential	1,685	1,656	29
Commercial and industrial	200	199	1
Transmission and other	2	2	—

Total Regulated T&D Electric Customers	1,887	1,857	30

Regulated T&D Electric Revenue increased by $106 million primarily due to:

•	An increase of $42 million due to EmPower Maryland rate increases effective February 2014 and 2015 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $35 million due to electric distribution base rate increases (Pepco in the District of Columbia effective April 2014, and in Maryland effective July 2014; ACE effective September 2014).

•	An increase of $20 million due to higher sales primarily as a result of colder weather during the first quarter and warmer weather during the second and third quarters of 2015, as compared to 2014.

•	An increase of $7 million primarily due to rate increases effective June 2014 and June 2015 associated with the Renewable Portfolio Surcharge in Delaware (which is substantially offset in Fuel and Purchased Energy and Depreciation and Amortization).

•	An increase of $6 million due to customer growth in 2015 primarily in the residential classes.

•	An increase of $5 million in capacity revenue as a result of expanding Maryland demand side management programs (which is partially offset in Depreciation and Amortization).

The aggregate amount of these increases was partially offset by:

•	A decrease of $5 million in revenue related to the resale by DPL of renewable energy to PJM (which is substantially offset in Purchased Energy and Depreciation and Amortization).

•	A decrease of $3 million due to lower ACE non-weather related average residential customer usage.

•	A decrease of $2 million in transmission revenue due to the establishment of a reserve related to the FERC ROE challenges, partially offset by higher rates effective June 1, 2014 and June 1, 2015 related to increases in transmission plant investment and operating expenses.

PEPCO HOLDINGS

Default Electricity Supply

	2015	2014	Change
Default Electricity Supply Revenue
Residential	$1,152	$1,025	$127
Commercial and industrial	429	429	—
Other	111	175	(64)

Total Default Electricity Supply Revenue	$1,692	$1,629	$63

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale by ACE in the PJM RTO market of energy and capacity purchased under contracts with unaffiliated NUGs, and (ii) revenue from transmission enhancement credits.

	2015	2014	Change
Default Electricity Supply Sales (GWh)
Residential	11,948	10,835	1,113
Commercial and industrial	4,240	4,175	65
Other	31	33	(2)

Total Default Electricity Supply Sales	16,219	15,043	1,176

	2015	2014	Change
Default Electricity Supply Customers (in thousands)
Residential	1,440	1,373	67
Commercial and industrial	130	128	2
Other	—	—	—

Total Default Electricity Supply Customers	1,570	1,501	69

Default Electricity Supply Revenue increased by $63 million primarily due to:

•	An increase of $56 million due to higher sales primarily as a result of colder weather during the first quarter and warmer weather during the second and third quarters of 2015, as compared to 2014.

•	An increase of $48 million due to higher sales primarily as a result of customer migration from competitive suppliers.

•	A net increase of $14 million as a result of higher ACE Default Electricity Supply rates, partially offset by lower Pepco and DPL rates.

•	A net increase of $11 million due to higher Pepco and DPL non-weather related average customer usage, partially offset by lower usage at ACE.

The aggregate amount of these increases was partially offset by a decrease of $66 million in wholesale energy and capacity resale revenues primarily due to lower market prices for the resale of electricity and capacity purchased from NUGs.

The variances described above with respect to Default Electricity Supply Revenue include the effects of a decrease of $5 million in ACE’s BGS unbilled revenue resulting primarily from lower average customer usage in the unbilled revenue period for the nine months ended September 30, 2015 as compared to the corresponding period in 2014. Such a decrease in ACE’s BGS unbilled revenue has the effect of directly decreasing the profitability of ACE’s Default Electricity Supply business ($3 million decrease in net income) as these unbilled revenues are not included in the deferral calculation until they are billed to customers under the BGS terms approved by the NJBPU.

PEPCO HOLDINGS

Regulated Gas

	2015	2014	Change
Regulated Gas Revenue
Residential	$73	$77	$(4)
Commercial and industrial	39	44	(5)
Transportation and other	8	8	—

Total Regulated Gas Revenue	$120	$129	$(9)

	2015	2014	Change
Regulated Gas Sales (million cubic feet)
Residential	6,311	6,114	197
Commercial and industrial	4,409	4,285	124
Transportation and other	4,716	4,737	(21)

Total Regulated Gas Sales	15,436	15,136	300

	2015	2014	Change
Regulated Gas Customers (in thousands)
Residential	119	117	2
Commercial and industrial	10	9	1
Transportation and other	—	—	—

Total Regulated Gas Customers	129	126	3

Regulated Gas Revenue decreased by $9 million primarily due to a decrease of $11 million due to a Gas Cost Rate (GCR) decrease effective November 2014, partially offset by an increase of $2 million due to higher sales primarily as a result of higher average customer usage.

Other Gas Revenue

Other Gas Revenue decreased by $6 million primarily due to lower volumes and lower average prices for off-system sales to electric generators and gas marketers.

Pepco Energy Services

Pepco Energy Services’ operating revenue decreased by $42 million primarily due to:

•	A decrease of $56 million in its energy savings business primarily associated with lower construction activity.

•	A decrease of $10 million from its thermal business in Atlantic City primarily due to the loss of a customer in 2015.

•	An increase of $24 million in underground transmission and distribution construction activities.

Operating Expenses

Fuel and Purchased Energy and Other Services Cost of Sales

A detail of PHI’s consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:

	2015	2014	Change
Power Delivery	$1,651	$1,618	$33
Pepco Energy Services	132	165	(33)
Corporate and Other	(1)	—	(1)

Total	$1,782	$1,783	$(1)

PEPCO HOLDINGS

Power Delivery

Power Delivery’s Fuel and Purchased Energy expense consists of the cost of electricity and natural gas purchased by its utility subsidiaries to fulfill their respective Default Electricity Supply and Regulated Gas obligations and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of natural gas purchased for off-system sales. Power Delivery’s Fuel and Purchased Energy expense increased by $33 million primarily due to:

•	An increase of $51 million primarily due to customer migration from competitive suppliers.

•	An increase of $40 million due to higher electricity sales primarily as a result of warmer weather during the second and third quarters of 2015, as compared to 2014.

•	An increase of $7 million from the settlement of financial hedges entered into as part of DPL’s hedge program for the purchase of regulated natural gas.

The aggregate amount of these increases was partially offset by:

•	A decrease of $34 million due to lower average electricity costs under Default Electricity Supply contracts.

•	A decrease of $16 million in the cost of gas purchases for on-system sales as a result of lower prices.

•	A decrease of $9 million in deferred electricity expense primarily due to lower revenue associated with Pepco and DPL Default Electricity Supply sales, which resulted in a lower rate of recovery of Default Electricity Supply costs.

•	A decrease of $5 million in the cost of gas purchases for off-system sales as a result of lower volumes and lower average prices.

•	A decrease of $3 million due to renewable energy credits in Delaware (which is offset by a corresponding decrease in Regulated T&D Electric Revenue).

Pepco Energy Services

Pepco Energy Services’ Fuel and Purchased Energy expense and Other Services Cost of Sales decreased by $33 million primarily due to:

•	A decrease of $50 million in its energy savings business primarily associated with decreased construction activity.

•	A decrease of $5 million in its thermal business primarily due to lower natural gas prices and the loss of a customer in Atlantic City.

•	An increase of $22 million associated with increased underground transmission and distribution construction activities.

Other Operation and Maintenance

A detail of PHI’s Other Operation and Maintenance expense is as follows:

	2015	2014	Change
Power Delivery	$772	$667	$105
Pepco Energy Services	36	38	(2)
Corporate and Other	(36)	(26)	(10)

Total	$772	$679	$93

PEPCO HOLDINGS

Power Delivery

Other Operation and Maintenance expense for Power Delivery increased by $105 million primarily due to:

•	An increase of $38 million due to implementation and support costs related to a new customer information system.

•	An increase of $19 million associated with higher tree trimming and system maintenance costs.

•	An increase of $9 million in bad debt expense, of which $5 million is deferred and recoverable.

•	An increase of $8 million in internal and external Merger-related integration costs.

•	An increase of $6 million in customer service costs.

•	An increase of $6 million in environmental remediation costs.

•	An increase of $4 million due to higher capitalized labor in 2014.

•	An increase of $3 million due to the 2014 deferral of distribution rate case costs previously charged to Other Operation and Maintenance expense. The deferral was recorded in accordance with the DCPSC rate order issued in March 2014 authorizing the recovery of these costs.

•	An increase of $2 million primarily due to an increase in incremental storm costs related to a severe storm with damaging winds and heavy rains on June 23, 2015 in the respective service territories of DPL and ACE. The storm resulted in widespread customer outages in each of these service territories and caused damage to the electric transmission and distribution systems of each utility. Total incremental storm restoration costs incurred by PHI for the storm through September 30, 2015 were $39 million, with $15 million incurred for repair work and $24 million incurred as capital expenditures. Costs incurred for repair work of $13 million were deferred as regulatory assets to reflect the probable recovery of these costs in Maryland and New Jersey, and $2 million was charged to Other Operation and Maintenance expense. As of September 30, 2015, the total incremental storm restoration costs associated with the June 23, 2015 storm included $10 million of estimated costs for unbilled restoration services provided by certain outside contractors. Actual costs for these services may vary from the estimates. DPL and ACE intend to pursue recovery of these incremental storm restoration costs in their respective jurisdictions in their next electric distribution base rate cases.

The increased costs referred to above for implementation and support of a new customer information system, system maintenance, customer service and storm restoration each involve internal labor costs which reflect a higher level of pension benefit cost in 2015, as compared to 2014.

Pepco Energy Services

Other Operation and Maintenance expense for Pepco Energy Services decreased by $2 million primarily due to:

•	A decrease of $2 million associated with a bad debt expense recorded in 2014 for an account receivable from a customer in Atlantic City.

•	A decrease of $2 million from lower demolition costs at its Benning Road generation facility.

•	An increase of $2 million associated with administrative expenses in its energy savings business and higher operating expenses in its underground transmission and distribution construction business.

PEPCO HOLDINGS

Corporate and Other

Other Operation and Maintenance expense for Corporate and Other decreased by $10 million primarily due to lower internal and external Merger-related transaction costs during 2015, as compared to 2014.

Depreciation and Amortization

Depreciation and Amortization expense increased by $84 million to $494 million in 2015 from $410 million in 2014 primarily due to:

•	An increase of $39 million in amortization of regulatory assets primarily associated with EmPower Maryland surcharge rate increases effective February 2014 and 2015 (which is offset by an increase in Regulated T&D Electric Revenue).

•	An increase of $17 million due to utility plant additions.

•	An increase of $15 million in amortization of stranded costs primarily as the result of higher revenue due to a net increase effective October 2014 for the ACE Market Transition Charge tax (partially offset in Default Electricity Supply Revenue).

•	An increase of $7 million in amortization of software, primarily related to the implementation of a new customer information system.

•	An increase of $5 million in the Delaware Renewable Energy Portfolio Standards deferral (which is substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

Other Taxes

Other Taxes increased by $12 million to $327 million in 2015 from $315 million in 2014. The increase was primarily due to:

•	An increase of $7 million in property taxes.

•	An increase of $5 million in utility taxes that are collected and passed through by Power Delivery (substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

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

Deferred Electric Service Costs increased by $4 million to an expense of $34 million in 2015 as compared to an expense of $30 million in 2014 primarily due to an increase in deferred electricity expense as a result of higher Default Electricity Supply revenue rates.

Impairment Loss

PHI’s operating expenses for the nine months ended September 30, 2014, include an impairment loss of $53 million ($32 million after-tax) at Pepco Energy Services associated with its combined heat and power thermal generating plant and operation assets in Atlantic City.

PEPCO HOLDINGS

Other Income (Expenses)

Other Expenses (which are net of Other Income) increased by $3 million to a net expense of $161 million in 2015 from a net expense of $158 million in 2014 primarily due to:

•	An increase of $9 million related to gains recorded in 2014 associated with condemnation awards of certain Pepco transmission property.

•	An increase of $9 million in interest expense primarily associated with higher long-term debt and higher short-term debt.

•	An increase of $15 million in income due to a change in the fair value of the derivative related to the Preferred Stock.

Income Tax Expense

PHI’s income tax expense decreased by $19 million to $106 million in 2015 from $125 million in 2014. PHI’s consolidated effective income tax rates for the nine months ended September 30, 2015 and 2014 were 35.0% and 37.6%, respectively.

The decrease in the effective tax rate primarily resulted from an increase in asset removal costs, an increase in tax benefits recorded in 2015 related to certain energy efficiency-related tax deductions associated with Pepco Energy Services’ energy savings performance contracting services and a decrease in Merger-related costs (which are not tax-deductible).

Capital Resources and Liquidity

This section discusses PHI’s working capital, cash flow activity, capital requirements and other uses and sources of capital.

Working Capital

At September 30, 2015, PHI’s current assets on a consolidated basis totaled $1.5 billion and its consolidated current liabilities totaled $2.3 billion, resulting in a working capital deficit of $794 million. PHI expects the working capital deficit at September 30, 2015 to be funded during 2015 in part through cash flows from operations and from the issuance of short-term and long-term debt. At December 31, 2014, PHI’s current assets on a consolidated basis totaled $1.1 billion and its consolidated current liabilities totaled $2.1 billion, for a working capital deficit of $981 million. The decrease of $187 million in the working capital deficit from December 31, 2014 to September 30, 2015 was primarily due to an increase in cash, accounts receivable and prepaid expenses, a decrease in the current portion of long-term debt and project funding, partially offset by an increase in short-term debt.

At September 30, 2015, PHI’s consolidated cash and cash equivalents totaled $271 million, which consisted of cash and uncollected funds but excluded current Restricted cash equivalents (cash that is available to be used only for designated purposes) that totaled $18 million. The balance of consolidated cash and cash equivalents at September 30, 2015 includes $250 million held in anticipation of a $250 million PHI debt maturity on October 1, 2015. At December 31, 2014, PHI’s consolidated cash and cash equivalents totaled $14 million, which consisted of cash and uncollected funds but excluded current Restricted cash equivalents that totaled $25 million.

PEPCO HOLDINGS

A detail of PHI’s short-term debt balance and current maturities of long-term debt and project funding balance is as follows:

	As of September 30, 2015
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Pepco Energy Services	PHI Consolidated
			(millions of dollars)
Variable Rate Demand Bonds	$—	$—	$105	$—	$—	$—	$105
Commercial Paper	384	48	66	225	—	—	723
Term Loan	300	—	—	—	—	—	300

Total Short-Term Debt	$684	$48	$171	$225	$—	$—	$1,128

Current Portion of Long-Term Debt and Project Funding	$250	$—	$—	$2	$46	$2	$300

	As of December 31, 2014
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Pepco Energy Services	PHI Consolidated
			(millions of dollars)
Variable Rate Demand Bonds	$—	$—	$105	$—	$—	$—	$105
Commercial Paper	287	104	106	127	—	—	624

Total Short-Term Debt	$287	$104	$211	$127	$—	$—	$729

Current Portion of Long-Term Debt and Project Funding	$250	$12	$100	$15	$44	$10	$431

Commercial Paper

PHI, Pepco, DPL and ACE maintain on-going commercial paper programs to address short-term liquidity needs. As of September 30, 2015, the maximum capacity available under these programs was $875 million, $500 million, $500 million and $350 million, respectively, subject to available borrowing capacity under the credit facility.

PHI, Pepco, DPL and ACE had $384 million, $48 million, $66 million and $225 million, respectively, of commercial paper outstanding at September 30, 2015. The weighted average interest rate for commercial paper issued by PHI, Pepco, DPL and ACE during the nine months ended September 30, 2015 was 0.76%, 0.43%, 0.46% and 0.46%, respectively. The weighted average maturity of all commercial paper issued by PHI, Pepco, DPL and ACE during the nine months ended September 30, 2015 was ten, five, three and six days, respectively.

Financing Activity During the Three Months Ended September 30, 2015

PHI Term Loan Agreement

On July 30, 2015, PHI entered into a $300 million term loan agreement, pursuant to which PHI borrowed $300 million at a rate of interest equal to the prevailing Eurodollar rate, which is determined by reference to the London Interbank Offered Rate with respect to the relevant interest period, all as defined in the loan agreement, plus a margin of 0.95%. PHI used the net proceeds of the loan under the loan agreement to repay a portion of its outstanding commercial paper, and for general corporate purposes. All indebtedness incurred under the loan agreement is unsecured, and the aggregate principal amount of all loans, together with any accrued but unpaid interest due under the loan agreement, must be repaid in full on or before July 28, 2016. Pursuant to the term loan agreement, PHI may consummate the Merger and the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. PHI has requested the consent of the lenders under the term loan to allow for completion of the Merger by June 30, 2016.

PEPCO HOLDINGS

Bond Payments

In July 2015, ACE Funding made the final principal payment of $1 million on its Series 2002-1 Bonds, Class A-3, and principal payments of $6 million on its Series 2002-1 Bonds, Class A-4 and $3 million on its Series 2003-1 Bonds, Class A-3.

Bond Retirements

In August 2015, ACE retired at maturity, $15 million of its secured medium-term notes series C.

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

Credit Facility Amendment

On May 20, 2014, PHI, Pepco, DPL and ACE entered into an amendment of and consent with respect to the credit agreement (the Consent). PHI was required to obtain the consent of certain of the lenders under the credit facility in order to permit the consummation of the Merger. Pursuant to the Consent, certain of the lenders consented to the consummation of the Merger and the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. In addition, the Consent amends the definition of “Change in Control” in the credit agreement to mean, following consummation of the Merger, an event or series of events by which Exelon no longer owns, directly or indirectly, 100% of the outstanding shares of voting stock of Pepco Holdings. PHI has requested an extension of the Consent to allow for completion of the Merger by June 30, 2016.

Sale of Receivables

On September 28, 2015, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project over a period of time pursuant to a task order. The purchase price to be received by Pepco is $5 million. Pursuant to the purchase agreement, following acceptance of the energy savings project by the buyer, the buyer is entitled to receive the contract payments under the task order payable by the customer over approximately 15 years. The energy savings project will be performed by Pepco Energy Services and is expected to be completed by the end of 2017.

PEPCO HOLDINGS

During 2014, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project pursuant to a task order entered into under a General Services Administration area-wide agreement. The purchase price received by Pepco was $12 million. The energy savings project was performed by Pepco Energy Services and was completed in 2014. Pursuant to the purchase agreement, following acceptance of the energy savings project by the buyer, the buyer was entitled to receive the contract payments under the task order payable by the buyer over approximately 9 years. The energy savings project was accepted during the first quarter of 2015 and the amount was removed from the Current portion of long-term debt and project funding.

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

Cash and Credit Facility Available as of September 30, 2015

	Consolidated PHI	PHI Parent	Utility Subsidiaries
	(millions of dollars)
Credit Facility (Total Capacity)	$1,500	$750	$750
Less: Letters of Credit issued	1	1	—
Commercial Paper outstanding	723	384	339

Remaining Credit Facility Available	776	365	411
Cash Invested in Money Market Funds (a)	253	251	2

Total Cash and Credit Facility Available	$1,029	$616	$413

(a)	Cash and cash equivalents reported on the PHI consolidated balance sheet totaled $271 million, of which $253 million was invested in money market funds, and the balance was held in cash and uncollected funds. The cash invested in money market funds was held in anticipation of a $250 million PHI debt maturity on October 1, 2015.

Financing Activities Subsequent to September 30, 2015

Bond Payments

In October 2015, ACE Funding made the principal payments of $9 million on its Series 2002-1 Bonds, Class A-4 and $3 million on its Series 2003-1 Bonds, Class A-3.

Bond Retirements

In October 2015, PHI repaid at maturity $250 million of its 2.70% notes due October 1, 2015.

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

Cash Flow Activity

PHI’s cash flows for the nine months ended September 30, 2015 and 2014 are summarized below:

	Cash Source (Use)
	2015	2014	Change
	(millions of dollars)
Operating Activities	$601	$749	$(148)
Investing Activities	(835)	(844)	9
Financing Activities	491	329	162

Net increase in cash and cash equivalents	$257	$234	$23

Operating Activities

Cash flows from operating activities during the nine months ended September 30, 2015 and 2014 are summarized below:

	Cash Source (Use)
	2015	2014	Change
	(millions of dollars)
Net income	$197	$207	$(10)
Non-cash adjustments to net income	477	458	19
Changes in cash collateral related to derivative activities	4	(6)	10
Changes in other assets and liabilities	(77)	90	(167)

Net cash from operating activities	$601	$749	$(148)

Net cash from operating activities decreased $148 million for the nine months ended September 30, 2015, compared to the same period in 2014. The decrease was primarily due to changes in other assets and liabilities of $167 million, which was primarily driven by an increase in accounts receivable. The increase in accounts receivable reflects revenue increases for the nine months ended September 30, 2015 as compared to the same period in 2014 associated with electric distribution rate increases, demand-side management programs and renewable energy programs, as well as certain changes in billing and collection processes associated with the implementation of a new customer information system in January 2015. Also contributing to the decrease was a $25 million payment made by PHI in the third quarter of 2015 to the District of Columbia for the purchase of future sponsorship rights, such as the rights expected to arise in connection with the development of certain sports and entertainment venues in the District of Columbia, including the Buzzard Point area where the District of Columbia has plans to develop a major league soccer stadium.

PEPCO HOLDINGS

Investing Activities

Cash flows used by investing activities during the nine months ended September 30, 2015 and 2014 are summarized below:

	Cash (Use) Source
	2015	2014	Change
	(millions of dollars)
Investment in property, plant and equipment	$(855)	$(846)	$(9)
DOE capital reimbursement awards received	—	4	(4)
Proceeds from sales of land	—	9	(9)
Changes in restricted cash equivalents	6	(7)	13
Net other investing activities	14	(4)	18

Net cash used by investing activities	$(835)	$(844)	$9

Net cash used by investing activities decreased $9 million for the nine months ended September 30, 2015, compared to the same period in 2014. The decrease was primarily due to a $13 million decrease in restricted cash equivalents related to changes in collateral received from third party suppliers for Default Electricity Supply and an increase in cash from other investing activities, primarily due to an $8 million decrease in certain deferred compensation assets, partially offset by a $9 million increase in investments in property and $9 million of proceeds from the sales of land received in 2014.

Financing Activities

Cash flows from financing activities during the nine months ended September 30, 2015 and 2014 are summarized below:

	Cash (Use) Source
	2015	2014	Change
	(millions of dollars)
Dividends paid on common stock	$(206)	$(204)	$(2)
Common stock issued for the Direct Stock Purchase and Dividend Reinvestment Plan and employee-related compensation	23	29	(6)
Issuances of Series A preferred stock	54	108	(54)
Issuances of long-term debt	408	771	(363)
Reacquisitions of long-term debt	(158)	(232)	74
Issuances (repayments) of short-term debt, net	99	(32)	131
Borrowings under term loan	300	—	300
Repayment of term loan	—	(100)	100
Cost of issuances	(6)	(10)	4
Net other financing activities	(23)	(1)	(22)

Net cash from financing activities	$491	$329	$162

Net cash from financing activities increased $162 million for the nine months ended September 30, 2015, compared to the same period in 2014. The increase was primarily due to a $131 million increase in short-term debt issuances, net of repayments, a $300 million term loan borrowing in 2015 and a $100 million term loan repayment in 2014, partially offset by a $289 million decrease in long-term debt issuances, net of reacquisitions, and a $54 million decrease in issuances of Series A preferred stock.

PEPCO HOLDINGS

Changes in Outstanding Long-Term Debt

Cash flows from issuances and reacquisitions of long-term debt for the nine months ended September 30, 2015 and 2014 are summarized below:

	Issuances
	2015	2014
	(millions of dollars)

Pepco
3.60% First mortgage bonds due 2024	$—	$400
4.15% First mortgage bonds due 2043	208	—
Project Funding Debt	—	10

	208	410

DPL
3.50% First mortgage bonds due 2023	—	204
4.15% First mortgage bonds due 2045	200	—

	200	204

ACE
3.375% First mortgage bonds due 2024	—	150

	—	150

PES
Project Funding Debt	—	7

	—	7

	$408	$771

	Reacquisitions
	2015	2014
	(millions of dollars)
Pepco
Project Funding Debt	$12	$—
4.65% First mortgage bonds due 2014	—	175

	12	175

DPL
5.00% Unsecured notes due 2015	100	—

	100	—

ACE
Securitization bonds due 2014-2015	31	29
7.68% First mortgage bonds due 2015	15	—
7.63% Medium-term notes due 2014	—	7

	46	36

PCI
6.59% - 6.69% Recourse Debt	—	11

	—	11

PES
Project Funding Debt	—	10

	—	10

	$158	$232

PEPCO HOLDINGS

Changes in Short-Term Debt

As of September 30, 2015, PHI had a total of $723 million of commercial paper outstanding as compared to $624 million of commercial paper outstanding as of December 31, 2014.

Capital Requirements

Capital Expenditures

Pepco Holdings’ capital expenditures for the nine months ended September 30, 2015 were $855 million, of which $374 million was incurred by Pepco, $246 million was incurred by DPL, $212 million was incurred by ACE, $2 million was incurred by Pepco Energy Services and $21 million was incurred by Corporate and Other. The Power Delivery expenditures were primarily related to capital costs associated with distribution and transmission services. Corporate and Other capital expenditures primarily consisted of hardware and software expenditures that will be allocated to Power Delivery when the assets are placed in service.

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

During 2010, Pepco, ACE and the DOE signed agreements formalizing the $168 million in awards. Of the total $168 million in DOE awards, $130 million was offset against smart grid-related capital expenditures of Pepco and ACE. The remaining $38 million is being used to offset incremental expenditures associated with direct load control and other Pepco and ACE programs, which have been deferred as regulatory assets. As of September 30, 2015, Pepco and ACE have received all of their DOE award payments.

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

PHI guarantees the obligations of Pepco Energy Services under certain contracts in its energy savings performance contracting business and underground transmission and distribution construction business. At September 30, 2015, PHI’s guarantees of Pepco Energy Services’ obligations under these contracts

PEPCO HOLDINGS

totaled $259 million. PHI also guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for construction projects. These guarantees totaled $167 million at September 30, 2015.

In addition, PHI guarantees certain obligations of Pepco, DPL and ACE under surety bonds obtained by these subsidiaries, for construction projects and self-insured workers compensation matters. These guarantees totaled $64 million at September 30, 2015.

For additional discussion of PHI’s third party guarantees, indemnifications, obligations and off-balance sheet arrangements, see Note (15), “Commitments and Contingencies – Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements,” to the consolidated financial statements of PHI.

Dividends

On October 22, 2015, Pepco Holdings’ Board of Directors declared a dividend of $0.27 per share, payable December 31, 2015 to holders of common stock of record on the close of business on December 10, 2015.

On October 22, 2015, Pepco Holdings’ Board of Directors also declared a pro-rata dividend in the event the Merger is completed before the close of business on December 10, 2015. The pro-rata dividend is payable 20 days after the Merger is completed to holders of common stock of record as of the day immediately prior to the day the Merger is completed, at a rate of $0.002967 per share per day beginning September 11, 2015, and ending the day before the Merger is completed.

Contractual Arrangements with Credit Rating Triggers or Margining Rights

Under certain contractual arrangements entered into by PHI’s subsidiaries, the subsidiary may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit ratings of PHI or the subsidiary are downgraded. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. Based on contractual provisions in effect at September 30, 2015, a downgrade in the unsecured debt credit ratings of PHI and each of its rated subsidiaries to below “investment grade” would increase the collateral obligation of PHI and its subsidiaries by up to $36 million. This amount is attributable primarily to project financing for energy services contracts and accounts payable to independent system operators and distribution companies. PHI believes that it and its subsidiaries currently have sufficient liquidity to fund their operations and meet their financial obligations.

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

PEPCO HOLDINGS

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

General Overview

Pepco is engaged in the transmission and distribution of electricity in the District of Columbia and major portions of Prince George’s County and Montgomery County in suburban Maryland. Pepco also provides Default Electricity Supply. Pepco’s service territory covers approximately 640 square miles and, as of September 30, 2015, had a population of approximately 2.3 million. As of September 30, 2015, approximately 57% of delivered electricity sales were to Maryland customers and approximately 43% were to District of Columbia customers.

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

As further described in PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation,” PHI has entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, Pepco may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings. To date, Pepco has not requested such consent from Exelon and accordingly, no new distribution base rate cases have been filed since entering into the Merger Agreement. Accordingly, Pepco’s efforts to mitigate regulatory lag have been delayed pending the closing of the Merger or the termination of the Merger Agreement.

PEPCO

Transmission ROE Challenges

For information about the challenges to Pepco’s base ROE and the application of the formula rate process, each associated with the transmission services it provides, please refer to Note (6), “Regulatory Matters – Rate Proceedings – FERC Transmission ROE Challenges,” to the financial statements of Pepco.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Pepco’s net income for the nine months ended September 30, 2015 was $128 million compared to $145 million for the nine months ended September 30, 2014. The $17 million decrease in earnings was primarily due to the following:

•	A decrease of $22 million due to higher operation and maintenance expense primarily related to the implementation of a new customer information system, higher tree trimming and system maintenance costs, higher environmental remediation costs, previously expensed District of Columbia rate case costs established as a regulatory asset in 2014 and higher employee related expenses.

•	A decrease of $5 million in other income related to gains recorded in 2014 associated with condemnation awards for certain transmission property.

•	A decrease of $5 million due to higher depreciation and amortization expense associated with regulatory assets and increases in plant investment.

•	A decrease of $3 million primarily due to higher long-term debt interest expense and higher property taxes.

•	An increase of $12 million from electric distribution base rate increases in the District of Columbia and in Maryland.

•	An increase of $5 million due to customer growth in 2015, primarily in the residential class.

PEPCO

Results of Operations

The following results of operations discussion compares the nine months ended September 30, 2015 to the nine months ended September 30, 2014. All amounts in the tables (except sales and customers) are in millions of dollars.

A condensed summary of Pepco’s statement of income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, is set forth in the table below:

	2015	2014	Change
Operating revenue	$1,686	$1,630	$56

Purchased energy	606	612	(6)
Other operation and maintenance	328	287	41
Depreciation and amortization	207	171	36
Other taxes	284	275	9

Total operating expenses	1,425	1,345	80

Operating income	261	285	(24)
Other income (expenses)	(71)	(58)	(13)

Income before income tax expense	190	227	(37)
Income tax expense	62	82	(20)

Net income	$128	$145	$(17)

Operating Revenue

	2015	2014	Change
Regulated T&D Electric Revenue	$1,033	$972	$61
Default Electricity Supply Revenue	627	634	(7)
Other Electric Revenue	26	24	2

Total Operating Revenue	$1,686	$1,630	$56

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

PEPCO

Regulated T&D Electric

	2015	2014	Change
Regulated T&D Electric Revenue
Residential	$338	$293	$45
Commercial and industrial	553	536	17
Transmission and other	142	143	(1)

Total Regulated T&D Electric Revenue	$1,033	$972	$61

	2015	2014	Change
Regulated T&D Electric Sales (GWh)
Residential	6,844	6,158	686
Commercial and industrial	13,347	13,457	(110)
Transmission and other	102	113	(11)

Total Regulated T&D Electric Sales	20,293	19,728	565

	2015	2014	Change
Regulated T&D Electric Customers (in thousands)
Residential	750	729	21
Commercial and industrial	74	74	—
Transmission and other	—	—	—

Total Regulated T&D Electric Customers	824	803	21

Regulated T&D Electric Revenue increased by $61 million primarily due to:

•	An increase of $30 million due to EmPower Maryland rate increases effective February 2014 and 2015 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $19 million due to electric distribution base rate increases in the District of Columbia effective April 2014 and in Maryland effective July 2014.

•	An increase of $8 million due to customer growth in 2015, primarily in the residential class.

•	An increase of $4 million in capacity revenue as a result of expanding Maryland demand side management programs (which is partially offset in Depreciation and Amortization).

The aggregate amount of these increases was partially offset by a decrease of $3 million in transmission revenue due to the establishment of a reserve related to the FERC ROE challenges, partially offset by higher rates effective June 1, 2014 and June 1, 2015 related to increases in transmission plant investment and operating expenses.

PEPCO

Default Electricity Supply

	2015	2014	Change
Default Electricity Supply Revenue
Residential	$444	$420	$24
Commercial and industrial	167	200	(33)
Other	16	14	2

Total Default Electricity Supply Revenue	$627	$634	$(7)

	2015	2014	Change
Default Electricity Supply Sales (GWh)
Residential	5,258	4,705	553
Commercial and industrial	2,058	2,336	(278)
Other	3	5	(2)

Total Default Electricity Supply Sales	7,319	7,046	273

	2015	2014	Change
Default Electricity Supply Customers (in thousands)
Residential	620	576	44
Commercial and industrial	45	45	—
Other	—	—	—

Total Default Electricity Supply Customers	665	621	44

Default Electricity Supply Revenue decreased by $7 million primarily due to:

•	A decrease of $32 million as a result of lower Default Electricity Supply rates.

•	A decrease of $13 million due to lower sales primarily as a result of customer migration to competitive suppliers.

The aggregate amount of these decreases was partially offset by:

•	An increase of $19 million in average customer usage.

•	An increase of $18 million due to higher sales primarily as a result of colder weather during the first quarter and warmer weather during the second and third quarters of 2015, as compared to 2014.

The following table shows the percentages of Pepco’s total distribution sales by jurisdiction that are derived from customers receiving Default Electricity Supply from Pepco. Amounts are for the nine months ended September 30:

	2015	2014
Sales to District of Columbia customers	30%	27%
Sales to Maryland customers	41%	42%

PEPCO

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by Pepco to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy decreased by $6 million to $606 million in 2015 from $612 million in 2014 primarily due to:

•	A decrease of $22 million due to lower average electricity costs under Default Electricity Supply contracts.

•	A decrease of $4 million in deferred electricity expense primarily due to lower revenue associated with Default Electricity Supply sales, which resulted in a lower rate of recovery of Default Electricity Supply costs.

The aggregate amount of these decreases was partially offset by:

•	An increase of $15 million due to higher electricity sales primarily as a result of warmer weather during the second and third quarters of 2015, as compared to 2014.

•	An increase of $5 million primarily due to customer migration from competitive suppliers.

Other Operation and Maintenance

Other Operation and Maintenance expense increased by $41 million to $328 million in 2015 from $287 million in 2014 primarily due to:

•	An increase of $17 million due to implementation and support costs related to a new customer information system.

•	An increase of $8 million primarily associated with higher tree trimming and system maintenance costs.

•	An increase of $4 million due to higher capitalized labor in 2014.

•	An increase of $4 million in internal and external Merger-related integration costs.

•	An increase of $3 million due to the 2014 deferral of distribution rate case costs previously charged to Other Operation and Maintenance expense. The deferral was recorded in accordance with a DCPSC rate order issued in March 2014 authorizing the recovery of these costs.

•	An increase of $3 million in environmental remediation costs.

•	An increase of $1 million in customer service costs.

The aggregate amount of these increases was partially offset by a $4 million decrease in emergency restoration costs.

The increased costs referred to above for implementation and support of a new customer information system, system maintenance and customer service each involve internal labor costs which reflect a higher level of pension benefit cost in 2015, as compared to 2014.

Depreciation and Amortization

Depreciation and Amortization expense increased by $36 million to $207 million in 2015 from $171 million in 2014 primarily due to:

•	An increase of $28 million in amortization of regulatory assets primarily associated with EmPower Maryland surcharge rate increases effective February 2014 and 2015 (which is offset in Regulated T&D Electric Revenue).

•	An increase of $8 million due to utility plant additions.

PEPCO

Other Taxes

Other Taxes increased by $9 million to $284 million in 2015 from $275 million in 2014. The increase was primarily due to:

•	An increase of $5 million in property taxes.

•	An increase of $3 million in utility taxes that are collected and passed through by Pepco (substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

Other Income (Expenses)

Other Expenses (which are net of Other Income) increased by $13 million to a net expense of $71 million in 2015 from a net expense of $58 million in 2014. The increase was primarily due to:

•	An increase of $9 million related to gains recorded in 2014 associated with condemnation awards for certain transmission property.

•	An increase of $5 million in long-term debt interest expense.

•	An increase of $2 million in income related to the AFUDC that is applied to construction projects.

Income Tax Expense

Pepco’s income tax expense decreased by $20 million to $62 million in 2015 from $82 million in 2014. Pepco’s effective income tax rates for the nine months ended September 30, 2015 and 2014 were 32.6% and 36.1%, respectively. The decrease in the effective tax rate primarily resulted from an increase in asset removal costs.

Capital Requirements

Capital Expenditures

Pepco’s capital expenditures for the nine months ended September 30, 2015 were $374 million. These expenditures were primarily related to capital costs associated with distribution and transmission services. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to Pepco when the assets are placed in service.

Pepco has several construction projects within its service territory where performance has been subcontracted to Pepco Energy Services. Pepco guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for these projects. These guarantees totaled $41 million at September 30, 2015.

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

During 2010, Pepco and the DOE signed agreements formalizing Pepco’s $149 million share of the $168 million award. Of the $149 million, $118 million was offset against smart grid-related capital expenditures of Pepco. The remaining $31 million is being used to offset incremental expenditures associated with direct load control and other programs, which have been deferred as regulatory assets. As of September 30, 2015, Pepco has received all of its DOE award payments.

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

General Overview

DPL is engaged in the transmission and distribution of electricity in portions of Delaware and Maryland. DPL also provides Default Electricity Supply. DPL’s electricity distribution service territory covers approximately 5,000 square miles and, as of September 30, 2015, had a population of approximately 1.4 million. As of September 30, 2015, approximately 65% of delivered electricity sales were to Delaware customers and approximately 35% were to Maryland customers. In northern Delaware, DPL also supplies and distributes natural gas to retail customers and provides transportation-only services to retail customers who purchase natural gas from other suppliers. DPL’s natural gas distribution service territory covers approximately 275 square miles and, as of September 30, 2015, had a population of approximately 0.5 million.

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

As further described in PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation,” PHI has entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, DPL may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings. To date, DPL has not requested such consent from Exelon and accordingly, no new distribution base rate cases have been filed since entering into the Merger Agreement. Accordingly, DPL’s efforts to mitigate regulatory lag have been delayed pending the closing of the Merger or the termination of the Merger Agreement.

Transmission ROE Challenges

For information about the challenges to DPL’s base ROE and the application of the formula rate process, each associated with the transmission services it provides, please refer to Note (7), “Regulatory Matters – Rate Proceedings – FERC Transmission ROE Challenges,” to the financial statements of DPL.

DPL

Earnings Overview

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

DPL’s net income for the nine months ended September 30, 2015 was $55 million compared to $79 million for the nine months ended September 30, 2014. The $24 million decrease in earnings was primarily due to the following:

•	A decrease of $19 million due to higher operation and maintenance expense primarily related to the implementation of a new customer information system, higher bad debt expense, higher tree trimming and system maintenance costs, higher environmental remediation costs and higher employee related expenses.

•	A decrease of $4 million due to higher depreciation and amortization expense primarily resulting from increases in plant investment.

•	A decrease of $2 million due to higher long-term debt interest expense and higher property taxes.

•	An increase of $2 million from other distribution revenue primarily due to the effect of colder weather during the first quarter and warmer weather during the second and third quarters of 2015, as compared to 2014.

Results of Operations

The following results of operations discussion compares the nine months ended September 30, 2015 to the nine months ended September 30, 2014. All amounts in the tables (except sales and customers) are in millions of dollars.

A condensed summary of DPL’s statement of income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, is set forth in the table below:

	2015	2014	Change
Operating revenue	$1,015	$985	$30

Purchased energy	444	422	22
Gas purchased	66	80	(14)
Other operation and maintenance	235	202	33
Depreciation and amortization	117	93	24
Other taxes	35	32	3

Total operating expenses	897	829	68

Operating income	118	156	(38)
Other income (expenses)	(28)	(26)	(2)

Income before income tax expense	90	130	(40)
Income tax expense	35	51	(16)

Net income	$55	$79	$(24)

DPL

Electric Operating Revenue

	2015	2014	Change
Regulated T&D Electric Revenue	$443	$421	$22
Default Electricity Supply Revenue	433	408	25
Other Electric Revenue	9	11	(2)

Total Electric Operating Revenue	$885	$840	$45

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

Regulated T&D Electric

	2015	2014	Change
Regulated T&D Electric Revenue
Residential	$202	$192	$10
Commercial and industrial	130	116	14
Transmission and other	111	113	(2)

Total Regulated T&D Electric Revenue	$443	$421	$22

	2015	2014	Change
Regulated T&D Electric Sales (GWh)
Residential	4,297	4,054	243
Commercial and industrial	5,353	5,402	(49)
Transmission and other	33	36	(3)

Total Regulated T&D Electric Sales	9,683	9,492	191

	2015	2014	Change
Regulated T&D Electric Customers (in thousands)
Residential	453	447	6
Commercial and industrial	61	60	1
Transmission and other	1	1	—

Total Regulated T&D Electric Customers	515	508	7

DPL

Regulated T&D Electric Revenue increased by $22 million primarily due to:

•	An increase of $12 million due to EmPower Maryland rate increases effective February 2014 and 2015 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $7 million due to higher sales as a result of colder weather during the first quarter and warmer weather during the second and third quarters of 2015, as compared to 2014.

•	An increase of $7 million primarily due to rate increases effective June 2014 and June 2015 associated with the Renewable Portfolio Surcharge in Delaware (which is substantially offset in Fuel and Purchased Energy and Depreciation and Amortization).

•	An increase of $3 million in transmission revenue resulting from higher rates effective June 1, 2014 and June 1, 2015 related to increases in transmission plant investment and operating expenses, partially offset by the establishment of a reserve related to the FERC ROE challenges.

The aggregate amount of these increases was partially offset by a decrease of $5 million in revenue related to the resale by DPL of renewable energy to PJM (which is substantially offset in Purchased Energy and Depreciation and Amortization).

Default Electricity Supply

	2015	2014	Change
Default Electricity Supply Revenue
Residential	$333	$313	$20
Commercial and industrial	92	86	6
Other	8	9	(1)

Total Default Electricity Supply Revenue	$433	$408	$25

	2015	2014	Change
Default Electricity Supply Sales (GWh)
Residential	3,707	3,457	250
Commercial and industrial	1,153	1,041	112
Other	18	20	(2)

Total Default Electricity Supply Sales	4,878	4,518	360

	2015	2014	Change
Default Electricity Supply Customers (in thousands)
Residential	396	389	7
Commercial and industrial	40	39	1
Other	—	—	—

Total Default Electricity Supply Customers	436	428	8

DPL

Default Supply Revenue increased by $25 million primarily due to:

•	An increase of $15 million due to higher sales primarily as a result of customer migration from competitive suppliers.

•	An increase of $13 million due to higher sales as a result of colder weather during the first quarter and warmer weather during the second and third quarters of 2015, as compared to 2014.

•	An increase of $3 million due to higher non-weather related average customer usage.

The aggregate amount of these increases was partially offset by a decrease of $5 million as a result of lower Default Electricity Supply rates.

The following table shows the percentages of DPL’s total distribution sales by jurisdiction that are derived from customers receiving Default Electricity Supply from DPL. Amounts are for the nine months ended September 30:

	2015	2014
Sales to Delaware customers	49%	45%
Sales to Maryland customers	54%	52%

Natural Gas Operating Revenue

	2015	2014	Change
Regulated Gas Revenue	$120	$129	$(9)
Other Gas Revenue	10	16	(6)

Total Natural Gas Operating Revenue	$130	$145	$(15)

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

Regulated Gas

	2015	2014	Change
Regulated Gas Revenue
Residential	$73	$77	$(4)
Commercial and industrial	39	44	(5)
Transportation and other	8	8	—

Total Regulated Gas Revenue	$120	$129	$(9)

	2015	2014	Change
Regulated Gas Sales (million cubic feet)
Residential	6,311	6,114	197
Commercial and industrial	4,409	4,285	124
Transportation and other	4,716	4,737	(21)

Total Regulated Gas Sales	15,436	15,136	300

DPL

	2015	2014	Change
Regulated Gas Customers (in thousands)
Residential	119	117	2
Commercial and industrial	10	9	1
Transportation and other	—	—	—

Total Regulated Gas Customers	129	126	3

Regulated Gas Revenue decreased by $9 million primarily due to a decrease of $11 million due to a GCR decrease effective November 2014, partially offset by an increase of $2 million due to higher sales primarily as a result of higher average customer usage.

Other Gas Revenue

Other Gas Revenue decreased by $6 million primarily due to lower volumes and lower average prices for off-system sales to electric generators and gas marketers.

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by DPL to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy increased by $22 million to $444 million in 2015 from $422 million in 2014 primarily due to:

•	An increase of $18 million primarily due to customer migration from competitive suppliers.

•	An increase of $8 million due to higher electricity sales primarily as a result of warmer weather during the second and third quarters of 2015, as compared to 2014.

•	An increase of $2 million due to higher average electricity costs under Default Electricity Supply contracts.

The aggregate amount of these increases was partially offset by:

•	A decrease of $5 million in deferred electricity expense primarily due to lower Default Electricity Supply rates, which resulted in a lower rate of recovery of Default Electricity Supply costs.

•	A decrease of $3 million due to renewable energy credits in Delaware (which is offset by a corresponding decrease in Regulated T&D Electric Revenue).

Gas Purchased

Gas Purchased expense consists of the cost of gas purchased by DPL to fulfill its obligation to regulated gas customers and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of gas purchased for off-system sales. Total Gas Purchased expense decreased by $14 million to $66 million in 2015 from $80 million in 2014 primarily due to the following:

•	A decrease of $16 million in the cost of gas purchases for on-system sales as a result of lower prices.

•	A decrease of $5 million in the cost of gas purchases for off-system sales as a result of lower volumes and lower average prices.

The aggregate amount of these decreases was partially offset by an increase of $7 million from the settlement of financial hedges entered into as part of DPL’s hedge program for the purchase of regulated natural gas.

DPL

Other Operation and Maintenance

Other Operation and Maintenance expense increased by $33 million to $235 million in 2015 from $202 million in 2014 primarily due to:

•	An increase of $10 million due to implementation and support costs related to a new customer information system.

•	An increase of $6 million in bad debt expense, of which $2 million is deferred and recoverable.

•	An increase of $3 million associated with higher tree trimming and system maintenance costs.

•	An increase of $3 million in environmental remediation costs.

•	An increase of $2 million in internal and external Merger-related integration costs.

•	An increase of $2 million in customer service costs.

•	An increase of $2 million primarily due to an increase in incremental storm costs related to a severe storm with damaging winds and heavy rains in DPL’s Maryland jurisdiction on June 23, 2015. The storm resulted in widespread customer outages and caused damage to the electric transmission and distribution systems. Total incremental storm restoration costs incurred by DPL for the storm through September 30, 2015 were $4 million, with $2 million incurred for repair work and $2 million incurred as capital expenditures. Costs incurred for repair work of less than $1 million were deferred as regulatory assets to reflect the probable recovery of these costs in Maryland, and $2 million was charged to Other Operation and Maintenance expense. As of September 30, 2015, the total incremental storm restoration costs associated with the June 23, 2015 storm included $1 million of estimated costs for unbilled restoration services provided by certain outside contractors. Actual costs for these services may vary from the estimates. DPL intends to pursue recovery of these incremental storm restoration costs in its next electric distribution base rate cases.

The increased costs referred to above for implementation and support of a new customer information system, system maintenance, customer service and storm restoration each involve internal labor costs which reflect a higher level of pension benefit cost in 2015, as compared to 2014.

Depreciation and Amortization

Depreciation and Amortization expense increased by $24 million to $117 million in 2015 from $93 million in 2014 primarily due to:

•	An increase of $11 million in amortization of regulatory assets primarily associated with EmPower Maryland surcharge rate increases effective February 2014 and 2015 (which is offset in Regulated T&D Electric Revenue).

•	An increase of $6 million due to utility plant additions.

•	An increase of $5 million in the Delaware Renewable Energy Portfolio Standards deferral (which is substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

Other Taxes

Other Taxes increased by $3 million to $35 million in 2015 from $32 million in 2014. The increase was primarily due to:

•	An increase of $2 million in property taxes.

•	An increase of $1 million in utility taxes that are collected and passed through by DPL (substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

DPL

Other Income (Expenses)

Other Expenses (which are net of Other Income) increased by $2 million to a net expense of $28 million in 2015 from a net expense of $26 million in 2014. The increase is primarily due to a $1 million increase in long-term debt interest expense and a $1 million decrease in income related to the AFUDC that is applied to construction projects.

Income Tax Expense

DPL’s income tax expense decreased by $16 million to $35 million in 2015 from $51 million in 2014. DPL’s effective income tax rates for the nine months ended September 30, 2015 and 2014 were 38.9% and 39.2%, respectively.

Capital Requirements

Capital Expenditures

DPL’s capital expenditures for the nine months ended September 30, 2015 were $246 million. These expenditures were primarily related to capital costs associated with distribution and transmission services. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to DPL when the assets are placed in service.

ACE

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Atlantic City Electric Company

ACE meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q, and accordingly information otherwise required under this Item has been omitted in accordance with General Instruction H(2) to Form 10-Q.

General Overview

ACE is engaged in the transmission and distribution of electricity in portions of southern New Jersey. ACE also provides Default Electricity Supply. Default Electricity Supply is known as BGS in New Jersey. ACE’s service territory covers approximately 2,700 square miles and, as of September 30, 2015, had a population of approximately 1.1 million.

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

ACE

As further described in PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation,” PHI has entered into the Merger Agreement with Exelon and Merger Sub. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, ACE may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings. To date, ACE has not requested such consent from Exelon and accordingly, no new distribution base rate cases have been filed since entering into the Merger Agreement. Accordingly, ACE’s efforts to mitigate regulatory lag have been delayed pending the closing of the Merger or the termination of the Merger Agreement.

Transmission ROE Challenges

For information about the challenges to ACE’s base ROE and the application of the formula rate process, each associated with the transmission services it provides, please refer to Note (6), “Regulatory Matters – Rate Proceedings – FERC Transmission ROE Challenges,” to the consolidated financial statements of ACE.

Earnings Overview

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

ACE’s consolidated net income for the nine months ended September 30, 2015 was $28 million compared to $39 million for the nine months ended September 30, 2014. The $11 million decrease in earnings was primarily due to the following:

•	A decrease of $16 million due to higher operation and maintenance expense primarily related to the implementation of a new customer information system, higher tree trimming and system maintenance costs, higher storm restoration costs and higher employee related expenses.

•	A decrease of $5 million associated with ACE Basic Generation Service primarily attributable to a decrease in unbilled revenue due to lower average customer usage.

•	A decrease of $2 million due to higher depreciation and amortization expense primarily resulting from increases in plant investment.

•	An increase of $9 million from an electric distribution base rate increase in New Jersey.

•	An increase of $5 million from other distribution revenue primarily due to the effect of warmer weather during the second and third quarters of 2015, as compared to 2014.

ACE

Results of Operations

The following results of operations discussion compares the nine months ended September 30, 2015 to the nine months ended September 30, 2014. All amounts in the tables (except sales and customers) are in millions of dollars.

A condensed summary of ACE’s consolidated statement of income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, is set forth in the table below:

	2015	2014	Change
Operating revenue	$1,006	$940	$66

Purchased energy	535	504	31
Other operation and maintenance	209	178	31
Depreciation and amortization	135	117	18
Other taxes	3	3	—
Deferred electric service costs	34	30	4

Total operating expenses	916	832	84

Operating income	90	108	(18)
Other income (expenses)	(46)	(45)	(1)

Income before income tax expense	44	63	(19)
Income tax expense	16	24	(8)

Net Income	$28	$39	$(11)

Operating Revenue

	2015	2014	Change

Regulated T&D Electric Revenue	$366	$343	$23
Default Electricity Supply Revenue	632	587	45
Other Electric Revenue	8	10	(2)

Total Operating Revenue	$1,006	$940	$66

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

ACE

Regulated T&D Electric

	2015	2014	Change
Regulated T&D Electric Revenue
Residential	$174	$155	$19
Commercial and industrial	120	116	4
Transmission and other	72	72	—

Total Regulated T&D Electric Revenue	$366	$343	$23

	2015	2014	Change
Regulated T&D Electric Sales (GWh)
Residential	3,452	3,229	223
Commercial and industrial	3,665	3,737	(72)
Transmission and other	32	33	(1)

Total Regulated T&D Electric Sales	7,149	6,999	150

	2015	2014	Change
Regulated T&D Electric Customers (in thousands)
Residential	482	480	2
Commercial and industrial	65	65	—
Transmission and other	1	1	—

Total Regulated T&D Electric Customers	548	546	2

Regulated T&D Electric Revenue increased by $23 million primarily due to:

•	An increase of $16 million due to an electric distribution rate increase effective September 2014.

•	An increase of $13 million due to higher sales primarily as a result of warmer weather during the second and third quarters of 2015, as compared to 2014.

The aggregate amount of these increases was partially offset by:

•	A decrease of $3 million due to lower non-weather related average customer usage.

•	A decrease of $2 million in transmission revenue due to the establishment of a reserve related to the FERC ROE challenges, partially offset by higher rates effective June 1, 2014 and June 1, 2015 related to increases in transmission plant investment and operating expenses.

Default Electricity Supply

	2015	2014	Change
Default Electricity Supply Revenue
Residential	$375	$292	$83
Commercial and industrial	170	143	27
Other	87	152	(65)

Total Default Electricity Supply Revenue	$632	$587	$45

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale in the PJM RTO market of energy and capacity purchased under contracts with unaffiliated NUGs and (ii) revenue from transmission enhancement credits.

ACE

	2015	2014	Change
Default Electricity Supply Sales (GWh)
Residential	2,983	2,673	310
Commercial and industrial	1,029	798	231
Other	10	8	2

Total Default Electricity Supply Sales	4,022	3,479	543

	2015	2014	Change
Default Electricity Supply Customers (in thousands)
Residential	424	408	16
Commercial and industrial	45	44	1
Other	—	—	—

Total Default Electricity Supply Customers	469	452	17

Default Electricity Supply Revenue increased by $45 million primarily due to:

•	An increase of $51 million as a result of higher Default Electricity Supply rates.

•	An increase of $46 million due to higher sales primarily as a result of customer migration from competitive suppliers.

•	An increase of $25 million due to higher sales primarily as a result of colder weather during the first quarter and warmer weather during the second and third quarters of 2015, as compared to 2014.

The aggregate amount of these increases was partially offset by:

•	A decrease of $66 million in wholesale energy and capacity resale revenues primarily due to lower market prices for the resale of electricity and capacity purchased from NUGs.

•	A decrease of $11 million due to lower non-weather related average customer usage.

The variances described above with respect to Default Electricity Supply Revenue include the effects of a decrease of $5 million in ACE’s BGS unbilled revenue resulting primarily from lower average customer usage in the unbilled revenue period for the nine months ended September 30, 2015 as compared to the corresponding period in 2014. Such a decrease in ACE’s BGS unbilled revenue has the effect of directly decreasing the profitability of ACE’s Default Electricity Supply business ($3 million decrease in net income) as these unbilled revenues are not included in the deferral calculation until they are billed to customers under the BGS terms approved by the NJBPU.

For the nine months ended September 30, 2015 and 2014, the percentages of ACE’s total distribution sales that are derived from customers receiving Default Electricity Supply are 56% and 50%, respectively.

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by ACE to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy increased by $31 million to $535 million in 2015 from $504 million in 2014 primarily due to:

•	An increase of $28 million primarily due to customer migration from competitive suppliers.

•	An increase of $17 million due to higher electricity sales primarily as a result of warmer weather during the second and third quarters of 2015, as compared to 2014.

ACE

The aggregate amount of these increases was partially offset by a decrease of $14 million due to lower average electricity costs under BGS contracts.

Other Operation and Maintenance

Other Operation and Maintenance expense increased by $31 million to $209 million in 2015 from $178 million in 2014 primarily due to:

•	An increase of $10 million due to implementation and support costs related to a new customer information system.

•	An increase of $7 million in tree trimming and system maintenance costs.

•	An increase of $4 million in bad debt expense that is deferred and recoverable.

•	An increase of $4 million in storm restoration costs.

•	An increase of $2 million in internal and external Merger-related integration costs.

•	An increase of $2 million in customer service costs.

ACE’s service territory was affected by a severe storm with damaging winds and heavy rains on June 23, 2015. The storm resulted in widespread customer outages and caused damage to the electric transmission and distribution systems.

Total incremental storm restoration costs incurred by ACE for the storm through September 30, 2015 were $35 million, with $13 million incurred for repair work and $22 million incurred as capital expenditures. Costs incurred for repair work of $13 million were deferred as regulatory assets to reflect the probable recovery of these costs in New Jersey. As of September 30, 2015, the total incremental storm restoration costs associated with the June 23, 2015 storm included $9 million of estimated costs for unbilled restoration services provided by certain outside contractors. Actual costs for these services may vary from the estimates. ACE intends to pursue recovery of these incremental storm restoration costs in its next electric distribution base rate case.

The increased costs referred to above for implementation and support of a new customer information system, system maintenance, storm restoration and customer service each involve internal labor costs which reflect a higher level of pension benefit cost in 2015, as compared to 2014.

Depreciation and Amortization

Depreciation and Amortization expense increased by $18 million to $135 million in 2015 from $117 million in 2014 primarily due to:

•	An increase of $15 million in amortization of stranded costs primarily as the result of higher revenue due to a rate increase effective October 2014 for the ACE Market Transition Charge tax (partially offset in Default Electricity Supply Revenue).

•	An increase of $3 million due to utility plant additions.

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

ACE

Deferred Electric Service Costs increased by $4 million to an expense of $34 million in 2015 as compared to an expense of $30 million in 2014, primarily due to an increase in deferred electricity expense as a result of higher Default Electricity Supply revenue rates.

Income Tax Expense

ACE’s consolidated income tax expense decreased by $8 million to $16 million in 2015 from $24 million in 2014. ACE’s consolidated effective income tax rates for the nine months ended September 30, 2015 and 2014 were 36.4% and 38.1%, respectively.

Capital Requirements

Capital Expenditures

ACE’s capital expenditures for the nine months ended September 30, 2015 were $212 million. These expenditures were primarily related to capital costs associated with distribution and transmission services. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to ACE when the assets are placed in service.

DOE Capital Reimbursement Awards

During 2009, the DOE announced a $168 million award to PHI under the American Recovery and Reinvestment Act of 2009 for the implementation of an AMI system, direct load control, distribution automation, and communications infrastructure, of which $19 million was for ACE’s service territory.

During 2010, ACE and the DOE signed agreements formalizing ACE’s $19 million share of the $168 million award. Of the $19 million, $12 million was offset against smart grid-related capital expenditures of ACE. The remaining $7 million is being used to offset incremental expenditures associated with direct load control and other programs, which have been deferred as regulatory assets. As of September 30, 2015, ACE has received all of its DOE award payments.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Each Reporting Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in such Reporting Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management of such Reporting Company, including such Reporting Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. This control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Such Reporting Company’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives. Under the supervision, and with the participation of management, including the CEO and the CFO, each Reporting Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, and, based upon this evaluation, the CEO and the CFO of such Reporting Company have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to such Reporting Company and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Reports of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of management, including the CEO and CFO of each Reporting Company, each such Reporting Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2015, and has concluded there was no change in such Reporting Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, such Reporting Company’s internal control over financial reporting.

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

For a discussion of the risk factors applicable to each Reporting Company, please refer to Part I, Item 1A. “Risk Factors” in each Reporting Company’s 2014 Form 10-K. There have been no material changes to any Reporting Company’s risk factors as disclosed in the 2014 Form 10-K, except as set forth below:

Failure to obtain all required regulatory approvals of the Merger, including approval of the DCPSC, could have a material adverse effect on the business, operations, financial condition, results of operations and prospects of PHI and each of its utility subsidiaries, and on the market price of PHI’s common stock.

In August 2015, the DCPSC issued an order denying the merger application as originally filed by PHI and Exelon. In response to this decision, PHI, Exelon, Pepco and certain of their respective affiliates have entered into the DC Settlement Agreement with the District of Columbia Government, the Office of the People’s Counsel and other parties setting forth additional or modified undertakings, conditions and commitments. There can be no assurance, however, that the DCPSC will approve the Merger on the terms set forth in the DC Settlement Agreement or on any other terms.

Under the terms of the Merger Agreement, as amended, either Exelon or Pepco has the right to terminate the Merger Agreement if the DCPSC does not approve the Merger, fails to act on the Merger in accordance with the timetable set forth in the DC Settlement Agreement, approves the Merger subject to conditions that are inconsistent with the terms of the DC Settlement Agreement, or a closing condition has not been satisfied or waived on or before 151 days following the filing of the DC Settlement Agreement with the DCPSC. The termination of the Merger Agreement would likely have a material adverse effect on the business, operations, financial condition, results of operations and prospects of PHI and each of its utility subsidiaries and a negative impact on the trading price of PHI’s common stock.

During the 18 months while the Merger has been pending, PHI’s utility subsidiaries, in accordance with the terms of the Merger Agreement, have not filed any new distribution base rate cases, thereby foregoing rate increases that they might otherwise have sought. At the same time, each of the utility subsidiaries generally has maintained its pre-Merger Agreement level of infrastructure spending in its service territory. As a consequence, if the Merger is not completed, PHI and each of its utility subsidiaries expect that they will be required to undertake certain actions to address their ongoing results of operations and financial condition. These actions are likely to include, but may not be limited to, a decrease in capital and operational and maintenance expenditures, and a reevaluation of PHI’s common stock dividend policy.

For a further discussion of these risks, see the risk factors located in Part I, Item 1A. “Risk Factors” in each Reporting Company’s 2014 Form 10-K entitled (i) “PHI’s utility subsidiaries are subject to comprehensive regulation which significantly affects their operations. PHI’s utility subsidiaries may be subject to fines, penalties and other sanctions for the inability to meet these requirements,” (ii) “PHI’s profitability is largely dependent on its ability to recover costs of providing utility services to its customers and to earn an adequate return on its capital investments. The failure of PHI’s utility subsidiaries to obtain timely recognition of costs in rates may have a negative effect on PHI’s results of operations and financial condition,” (iii) “Facilities and related systems may not operate as planned or may require significant capital or operation and maintenance expenditures, which could decrease revenues or increase expenses,” and (iv) “Any reductions in or other actions with respect to the credit ratings of PHI or any of its subsidiaries could increase its financing costs and the cost of maintaining certain contractual relationships.

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

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

2.1	PHI Pepco DPL ACE	Agreement and Plan of Merger, dated as of April 29, 2014, among PHI, Exelon and Merger Sub.	Exhibit 2.1 to PHI’s Form 8-K, April 30, 2014.

2.2	PHI	Subscription Agreement, dated as of April 29, 2014, between PHI and Exelon	Exhibit 2.2 to PHI’s Form 8-K, April 30, 2014.

2.3	PHI	Extension letter dated July 29, 2015	Exhibit 2.1 to PHI’s Form 8-K, July 29, 2015.

2.4	PHI	Letter agreement, dated as of October 6, 2015, among Pepco Holdings, Inc., Exelon Corporation and Purple Acquisition Corp.	Exhibit 2 to PHI’s Form 8-K, October 6, 2015.

3.1	PHI	Restated Certificate of Incorporation of Pepco Holdings, Inc. (as filed in Delaware)	Exhibit 3.1 to PHI’s Form 10-K, March 13, 2006.

3.2	Pepco	Restated Articles of Incorporation (as filed in the District of Columbia)	Exhibit 3.1 to Pepco’s Form 10-Q, May 5, 2006.

3.3	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in Virginia)	Exhibit 3.3 to PHI’s Form 10-Q, November 4, 2011.

3.4	DPL	Restated Certificate and Articles of Incorporation (as filed in Delaware and Virginia)	Exhibit 3.3 to DPL’s Form 10-K, March 1, 2007.

3.5	ACE	Restated Certificate of Incorporation (as filed in New Jersey)	Exhibit B.8.1 to PHI’s Amendment No. 1 to Form U5B, February 13, 2003.

3.6	PHI	Certificate of Designation for Series A Non-Voting Non-Convertible Preferred Stock	Exhibit 3.1 to PHI’s Form 8-K, April 30, 2014.

3.7	PHI	Bylaws	Exhibit 3 to PHI’s Form 8-K, October 7, 2015.

3.8	Pepco	By-Laws	Exhibit 3.2 to Pepco’s Form 10-Q, May 5, 2006.

3.9	DPL	Amended and Restated Bylaws	Exhibit 3.2.1 to DPL’s Form 10-Q, May 9, 2005.

3.10	ACE	Amended and Restated Bylaws	Exhibit 3.2.2 to ACE’s Form 10-Q, May 9, 2005.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

4.1	DPL	Form of First Mortgage Bond, 4.15% Series due May 15, 2045 (included in Exhibit 4.2)	—

4.2	DPL	Supplemental Indenture, dated as of May 4, 2015, with respect to the Mortgage and Deed of Trust, dated October 1, 1943	Exhibit 4.2 to DPL’s Form 8-K, May 5, 2015.

4.3	PHI	Certificate of Series A Non-Voting Non-Convertible Preferred Stock	Exhibit 4.1 to PHI’s Form 8-K, April 30, 2014.

10.1	DPL	Purchase Agreement, dated May 4, 2015, among DPL and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Scotia Capital (USA) Inc., as representatives of the several underwriters named therein	Exhibit 1.1 to DPL’s Form 8-K, May 5, 2015.

10.2.1	PHI	Pepco Holdings, Inc. 2012 Long-Term Incentive Plan	Exhibit 10.10 to PHI’s Form 10-K, February 28, 2013.

10.2.2	PHI	Amendment to Pepco Holdings, Inc. 2012 Long-Term Incentive Plan, effective as of March 28, 2014	Exhibit 10.2.2 to PHI’s Form 10-Q, May 7, 2014

10.2.3	PHI	Second Amendment to Pepco Holdings, Inc. 2012 Long-Term Incentive Plan, dated February 26, 2015	Exhibit 10.21.2 to PHI’s Form 10-K, February 27, 2015.

10.3.1	PHI	Pepco Holdings, Inc. Amended and Restated Annual Executive Incentive Compensation Plan	Exhibit 10.30.1 to PHI’s Form 10-K, February 24, 2012.

10.3.2	PHI	Amendment to Pepco Holdings, Inc. Amended and Restated Annual Executive Incentive Compensation Plan, dated February 26, 2015	Exhibit 10.19.1 to PHI’s Form 10-K, February 27, 2015.

10.4	PHI	Form of 2015 Restricted Stock Unit Agreement (Time-Vested) Under the PHI 2012 Long-Term Incentive Plan	Exhibit 10.4 to PHI’s Form 10-Q, May 1, 2015.

10.5	PHI	Form of 2015 Restricted Stock Unit Agreement (Time-Vested) Under the PHI 2012 Long-Term Incentive Plan for Joseph M. Rigby	Exhibit 10.5 to PHI’s Form 10-Q, May 1, 2015.

10.6	PHI	Form of 2015 Restricted Stock Unit Agreement (Time-Vested) Under the PHI 2012 Long-Term Incentive Plan for Kevin C. Fitzgerald	Exhibit 10.6 to PHI’s Form 10-Q, May 1, 2015.

10.7	PHI Pepco DPL ACE	Third Amendment to Second Amended and Restated Credit Agreement dated as of May 1, 2015, by and among PHI, Pepco, DPL, ACE, the various financial institutions from time to time party thereto, Bank of America, N.A. and Wells Fargo Bank, National Association.	Exhibit 10.1 to PHI’s Form 8-K, May 1, 2015.

10.8	PHI	$300,000,000 Term Loan Agreement by and among Pepco Holdings, Inc., The Bank of Nova Scotia, as Administrative Agent, and the Lenders Party thereto, dated July 30, 2015	Exhibit 10 to PHI’s Form 8-K, July 30, 2015.

10.9	PHI	Extension Agreement, dated as of September 11, 2015, by and between PHI and Kevin C. Fitzgerald	Exhibit 10 to PHI’s Form 8-K, September 11, 2015.

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith.

99.1	PHI	Statement Re: Computation of Ratios	Filed herewith.

99.2	Pepco	Statement Re: Computation of Ratios	Filed herewith.

99.3	DPL	Statement Re: Computation of Ratios	Filed herewith.

99.4	ACE	Statement Re: Computation of Ratios	Filed herewith.

101.INS	PHI Pepco DPL ACE	XBRL Instance Document	Filed herewith.

101.SCH	PHI Pepco DPL ACE	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	PHI Pepco DPL ACE	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	PHI Pepco DPL ACE	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	PHI Pepco DPL ACE	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	PHI Pepco DPL ACE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

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

October 23, 2015	By	/s/ FREDERICK J. BOYLE
Frederick J. Boyle
Senior Vice President and Chief Financial Officer, PHI, Pepco and DPL Chief Financial Officer, ACE

INDEX TO EXHIBITS FILED HEREWITH OR INCORPORATED BY REFERENCE HEREIN

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

2.1	PHI Pepco DPL ACE	Agreement and Plan of Merger, dated as of April 29, 2014, among PHI, Exelon and Merger Sub.	Exhibit 2.1 to PHI’s Form 8-K, April 30, 2014.

2.2	PHI	Subscription Agreement, dated as of April 29, 2014, between PHI and Exelon	Exhibit 2.2 to PHI’s Form 8-K, April 30, 2014.

2.3	PHI	Extension letter dated July 29, 2015	Exhibit 2.1 to PHI’s Form 8-K, July 29, 2015.

2.4	PHI	Letter agreement, dated as of October 6, 2015, among Pepco Holdings, Inc., Exelon Corporation and Purple Acquisition Corp.	Exhibit 2 to PHI’s Form 8-K, October 6, 2015.

3.1	PHI	Restated Certificate of Incorporation of Pepco Holdings, Inc. (as filed in Delaware)	Exhibit 3.1 to PHI’s Form 10-K, March 13, 2006.

3.2	Pepco	Restated Articles of Incorporation (as filed in the District of Columbia)	Exhibit 3.1 to Pepco’s Form 10-Q, May 5, 2006.

3.3	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in Virginia)	Exhibit 3.3 to PHI’s Form 10-Q, November 4, 2011.

3.4	DPL	Restated Certificate and Articles of Incorporation (as filed in Delaware and Virginia)	Exhibit 3.3 to DPL’s Form 10-K, March 1, 2007.

3.5	ACE	Restated Certificate of Incorporation (as filed in New Jersey)	Exhibit B.8.1 to PHI’s Amendment No. 1 to Form U5B, February 13, 2003.

3.6	PHI	Certificate of Designation for Series A Non-Voting Non-Convertible Preferred Stock	Exhibit 3.1 to PHI’s Form 8-K, April 30, 2014.

3.7	PHI	Bylaws	Exhibit 3 to PHI’s Form 8-K, October 7, 2015.

3.8	Pepco	By-Laws	Exhibit 3.2 to Pepco’s Form 10-Q, May 5, 2006.

3.9	DPL	Amended and Restated Bylaws	Exhibit 3.2.1 to DPL’s Form 10-Q, May 9, 2005.

3.10	ACE	Amended and Restated Bylaws	Exhibit 3.2.2 to ACE’s Form 10-Q, May 9, 2005.

4.1	DPL	Form of First Mortgage Bond, 4.15% Series due May 15, 2045 (included in Exhibit 4.2)	—

4.2	DPL	Supplemental Indenture, dated as of May 4, 2015, with respect to the Mortgage and Deed of Trust, dated October 1, 1943	Exhibit 4.2 to DPL’s Form 8-K, May 5, 2015.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

4.3	PHI	Certificate of Series A Non-Voting Non-Convertible Preferred Stock	Exhibit 4.1 to PHI’s Form 8-K, April 30, 2014.

10.1	DPL	Purchase Agreement, May 4, 2015, among DPL and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Scotia Capital (USA) Inc., as representatives of the several Underwriters named therein	Exhibit 1.1 to DPL’s Form 8-K, May 5, 2015.

10.2.1	PHI	Pepco Holdings, Inc. 2012 Long-Term Incentive Plan	Exhibit 10.10 to PHI’s Form 10-K, February 28, 2013.

10.2.2	PHI	Amendment to Pepco Holdings, Inc. 2012 Long-Term Incentive Plan, effective as of March 28, 2014	Exhibit 10.2.2 to PHI’s Form 10-Q, May 7, 2014.

10.2.3	PHI	Second Amendment to Pepco Holdings, Inc. 2012 Long-Term Incentive Plan, dated February 26, 2015	Exhibit 10.21.2 to PHI’s Form 10-K, February 27, 2015.

10.3.1	PHI	Pepco Holdings, Inc. Amended and Restated Annual Executive Incentive Compensation Plan	Exhibit 10.30.1 to PHI’s Form 10-K, February 24, 2012.

10.3.2	PHI	Amendment to Pepco Holdings, Inc. Amended and Restated Annual Executive Incentive Compensation Plan, dated February 26, 2015	Exhibit 10.19.1 to PHI’s Form 10-K, February 27, 2015.

10.4	PHI	Form of 2015 Restricted Stock Unit Agreement (Time-Vested) Under the PHI 2012 Long-Term Incentive Plan	Exhibit 10.4 to PHI’s Form 10-Q, May 1, 2015.

10.5	PHI	Form of 2015 Restricted Stock Unit Agreement (Time-Vested) Under the PHI 2012 Long-Term Incentive Plan for Joseph M. Rigby	Exhibit 10.5 to PHI’s Form 10-Q, May 1, 2015.

10.6	PHI	Form of 2015 Restricted Stock Unit Agreement (Time-Vested) Under the PHI 2012 Long-Term Incentive Plan for Kevin C. Fitzgerald	Exhibit 10.6 to PHI’s Form 10-Q, May 1, 2015.

10.7	PHI Pepco DPL ACE	Third Amendment to Second Amended and Restated Credit Agreement, dated as of May 1, 2015, by and among PHI, Pepco, DPL, ACE, the various financial institutions from time to time party thereto, Bank of America, N.A. and Wells Fargo Bank, National Association.	Exhibit 10.1 to PHI’s Form 8-K, May 1, 2015.

10.8	PHI	$300,000,000 Term Loan Agreement by and among Pepco Holdings, Inc., The Bank of Nova Scotia, as Administrative Agent, and the Lenders Party thereto, dated July 30, 2015	Exhibit 10 to PHI’s Form 8-K, July 30, 2015.

10.9	PHI	Extension Agreement, dated as of September 11, 2015, by and between PHI and Kevin C. Fitzgerald	Exhibit 10 to PHI’s Form 8-K, September 11, 2015.

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

99.1	PHI	Statement Re: Computation of Ratios	Filed herewith.

99.2	Pepco	Statement Re: Computation of Ratios	Filed herewith.

99.3	DPL	Statement Re: Computation of Ratios	Filed herewith.

99.4	ACE	Statement Re: Computation of Ratios	Filed herewith.

101.INS	PHI Pepco DPL ACE	XBRL Instance Document	Filed herewith.

101.SCH	PHI Pepco DPL ACE	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	PHI Pepco DPL ACE	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	PHI Pepco DPL ACE	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	PHI Pepco DPL ACE	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	PHI Pepco DPL ACE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

INDEX TO EXHIBITS FURNISHED HEREWITH

Exhibit No.	Registrant(s)	Description of Exhibit

32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350