Form 10-K
period 2015-12-31
PEPCO HOLDINGS INC; DELMARVA POWER & LIGHT CO /DE/; ATLANTIC CITY ELECTRIC CO; POTOMAC ELECTRIC POWER CO
filed 2016-02-19
CIK 1135971, 27879, 8192, 79732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Registrant	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at June 30, 2015	Number of Shares of Common Stock of the Registrant Outstanding at February 5, 2016
Pepco Holdings	$6,802.6 million (a)	254,340,724 ($.01 par value)
Pepco	None (b)	100 ($.01 par value)
DPL	None (c)	1,000 ($2.25 par value)
ACE	None (c)	8,546,017 ($3.00 par value)

(a)	Solely for purposes of calculating this aggregate market value, PHI has defined its affiliates to include (i) those persons who were, as of June 30, 2015, its executive officers, directors and beneficial owners of more than 10% of its common stock, and (ii) such other persons who were deemed, as of June 30, 2015, to be controlled by, or under common control with, PHI or any of the persons described in clause (i) above.
(b)	All voting and non-voting common equity is owned by Pepco Holdings.
(c)	All voting and non-voting common equity is owned by Conectiv, LLC, a wholly owned subsidiary of Pepco Holdings.

THIS COMBINED FORM 10-K IS SEPARATELY FILED BY PEPCO HOLDINGS, PEPCO, DPL AND ACE. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12 and 13 of Part III of this report will be incorporated by reference to Pepco Holdings’ definitive proxy statement with respect to its 2016 Annual Meeting of Stockholders, if such definitive proxy statement is filed with the Securities and Exchange Commission on or before April 29, 2016.

i

GLOSSARY OF TERMS

The following is a glossary of terms, abbreviations and acronyms that are used in the Reporting Companies’ SEC reports. The terms, abbreviations and acronyms used have the meanings set forth below, unless the context requires otherwise.

Term	Definition
2012 LTIP	Pepco Holdings, Inc. 2012 Long-Term Incentive Plan
ACE	Atlantic City Electric Company
ACE Funding	Atlantic City Electric Transition Funding LLC
AFUDC	Allowance for funds used during construction
AMI	Advanced metering infrastructure, a system that collects, measures and analyzes energy usage data from advanced digital electric and gas meters known as smart meters
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
BGE	Baltimore Gas and Electric Company
BGS	Basic Generation Service (the supply of electricity by ACE to retail customers in New Jersey who have not elected to purchase electricity from a competitive supplier)
Bondable Transition Property	Principal and interest payments on the Transition Bonds and related taxes, expenses and fees
BSA	Bill Stabilization Adjustment
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Conectiv	Conectiv, LLC, a wholly owned subsidiary of PHI and the parent of DPL and ACE
Conectiv Energy	PHI’s former competitive wholesale power generation, marketing and supply business, the disposition of which was completed in 2010
Contract EDCs	Pepco, DPL and BGE, the Maryland utilities required by the MPSC to enter into a contract for new generation
CTA	Consolidated tax adjustment
DCPSC	District of Columbia Public Service Commission
DC PLUG	District of Columbia Power Line Undergrounding
DC Settlement Agreement	The Nonunanimous Full Settlement Agreement and Stipulation entered into on October 6, 2015, by Exelon, PHI and Pepco, and certain of their respective affiliates with the District of Columbia Government, the Office of the People’s Counsel and other parties, regarding the District of Columbia Merger approval proceedings
Default Electricity Supply	The supply of electricity by PHI’s electric utility subsidiaries at regulated rates to retail customers who do not elect to purchase electricity from a competitive supplier, and which, depending on the jurisdiction, is also known as Standard Offer Service or BGS
Default Electricity Supply Revenue	Revenue primarily from Default Electricity Supply
DOE	U.S. Department of Energy
DOEE	District of Columbia Department of Energy and Environment
DOJ	U.S. Department of Justice
DPL	Delmarva Power & Light Company
DPSC	Delaware Public Service Commission
DRP	Direct Stock Purchase and Dividend Reinvestment Plan
DSEU	Delaware Sustainable Energy Utility
EDC	Electricity Distribution Company
EmPower Maryland	A Maryland demand-side management program for Pepco and DPL
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FLRP	Forward Looking Rate Plan
FPA	Federal Power Act

Term	Definition
FS	Feasibility study
GAAP	Accounting principles generally accepted in the United States of America
GCR	Gas Cost Rate
GWh	Gigawatt hour
HPS	Hourly Priced Service
HSR Act	The Hart-Scott-Rodino Antitrust Improvements Act of 1976
Improvement Financing Act	The Electric Company Infrastructure Improvement Financing Act of 2014 enacted by the Council of the District of Columbia on May 3, 2014
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LTIP	Pepco Holdings, Inc. Long-Term Incentive Plan
MAPP	Mid-Atlantic Power Pathway
Mcf	Thousand Cubic Feet
Merger	Merger of Merger Sub with and into PHI, with PHI surviving as a wholly owned subsidiary of Exelon
Merger Agreement	Agreement and Plan of Merger, dated April 29, 2014 among Exelon, Merger Sub and PHI, as amended and restated on July 18, 2014
Merger Sub	Purple Acquisition Corp., a Delaware corporation and an indirect, wholly owned subsidiary of Exelon
Motion to Reopen	The Motion of Joint Applicants to Reopen the Record in Formal Case No. 1119 to Allow for Consideration of the DC Settlement Agreement
MPSC	Maryland Public Service Commission
MW	Megawatt
MWh	Megawatt hour
NAV	Net Asset Value
NERC	North American Electric Reliability Corporation
New Jersey Societal Benefit Program	A New Jersey public interest program for low income customers
NJ SOCA Law	The New Jersey law under which the SOCAs were established
NJBPU	New Jersey Board of Public Utilities
NPDES	National Pollutant Discharge Elimination System
NUGs	Non-utility generators
OPEB	Other postretirement benefit
OPEB Plan	Pepco Holdings, Inc. Welfare Plan for Retirees
PCI	Potomac Capital Investment Corporation and its subsidiaries
Pepco	Potomac Electric Power Company
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
Pepco Holdings or PHI	Pepco Holdings, Inc.
PHI Retirement Plan	PHI’s non-contributory, defined benefit pension plan
PJM	PJM Interconnection, LLC
PJM RTO	PJM regional transmission organization
Power Delivery	The transmission, distribution and default supply of electricity and, to a lesser extent, the distribution and supply of natural gas, conducted through Pepco, DPL and ACE, PHI’s regulated public utility subsidiaries
PPA	Power purchase agreement
Preferred Stock	Originally issued shares of PHI non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share
PRP	Potentially responsible party
PUHCA 2005	Public Utility Holding Company Act of 2005

Term	Definition
RECs	Renewable energy credits
Regulated T&D Electric Revenue	Revenue from the transmission and the distribution of electricity to PHI’s customers within its service territories at regulated rates
Regulatory Termination	Termination of the Merger Agreement under certain circumstances due to, generally speaking, the failure to obtain regulatory approvals with respect to the Merger or the breach by Exelon of its obligations in respect of obtaining such regulatory approvals
Reporting Company	PHI, Pepco, DPL or ACE
Revenue Decoupling Adjustment	An adjustment equal to the amount by which revenue from distribution sales differs from the revenue that Pepco and DPL are entitled to earn based on the approved distribution charge per customer
RI/FS	Remedial investigation and feasibility study
ROE	Return on equity
RPS	Renewable Energy Portfolio Standards
SEC	Securities and Exchange Commission
SILO	Sale-in, lease-out transaction
SOCAs	Standard Offer Capacity Agreements required to be entered into by ACE pursuant to a New Jersey law enacted to promote the construction of qualified electric generation facilities in New Jersey
SOS	Standard Offer Service, how Default Electricity Supply is referred to in Delaware, the District of Columbia and Maryland
SRECs	Solar renewable energy credits
Subscription Agreement	Subscription Agreement, dated April 29, 2014, between Exelon and PHI
T&D	Transmission and distribution
TEFA	Transitional Energy Facility Assessment, a New Jersey tax surcharge providing a gradual transition from the previous franchise and gross receipts tax eliminated in 1997, to its new total liability under the corporation business tax and the sales-and-use tax (this surcharge was eliminated in 2013)
Transition Bond Charge	Revenue ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds and related taxes, expenses and fees
Transition Bonds	Transition Bonds issued by ACE Funding
VDEQ	Virginia Department of Environmental Quality
VIE	Variable interest entity
VRDBs	Variable Rate Demand Bonds
VSCC	Virginia State Corporation Commission

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

The forward-looking statements contained herein are qualified in their entirety by reference to the following important factors, which are difficult to predict, contain uncertainties, are beyond each Reporting Company’s or its subsidiaries’ control and may cause actual results to differ materially from those contained in forward-looking statements:

•	Certain risks and uncertainties associated with the proposed merger (the Merger) of an indirect, wholly owned subsidiary of Exelon Corporation, a Pennsylvania corporation (Exelon), with and into Pepco Holdings, including, without limitation:

•	The inability of Pepco Holdings or Exelon to obtain regulatory approvals required for the completion of the Merger;

•	Delays caused by the reconsideration process in the District of Columbia, and the review and approval of the Merger on the terms set forth in the settlement agreement among PHI, Exelon, the District of Columbia government and other parties, which may delay the Merger or cause the companies to abandon the Merger;

•	The inability of Pepco Holdings or Exelon to satisfy conditions to the closing of the Merger;

•	Unexpected costs, liabilities or delays that may arise from the Merger, including as a result of stockholder or other litigation; and

•	Negative impacts on the businesses of Pepco Holdings and its utility subsidiaries as a result of uncertainty surrounding the Merger, including continuing delays in filing rate cases due to the restrictions contained in the Merger Agreement.

•	Future regulatory or legislative actions impacting the industries in which Pepco Holdings and its subsidiaries operate, which actions could adversely affect Pepco Holdings and its utility subsidiaries.

•	Changes in governmental policies and regulatory actions affecting the energy industry or one or more of the Reporting Companies specifically, including allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of transmission and distribution facilities and the recovery of purchased power expenses;

•	The outcome of pending and future rate cases and other regulatory proceedings, including (i) challenges to the base return on equity (ROE) and the application of the formula rate process previously established by the Federal Energy Regulatory Commission (FERC) for transmission services provided by Pepco, DPL and ACE; and (ii) other possible disallowances related to recovery of costs (including capital costs and advanced metering infrastructure (AMI) costs) and expenses or delays in the recovery of such costs;

•	The expenditures necessary to comply with regulatory requirements, including regulatory orders, and to implement reliability enhancement, emergency response and customer service improvement programs;

•	Possible fines, penalties or other sanctions assessed by regulatory authorities against a Reporting Company or its subsidiaries;

•	The impact of adverse publicity and media exposure which could render one or more Reporting Companies or their subsidiaries vulnerable to negative customer perception and could lead to increased regulatory oversight or other sanctions;

•	Weather conditions affecting usage and emergency restoration costs;

•	Population growth rates and changes in demographic patterns;

•	Changes in customer energy demand due to, among other things, conservation measures and the use of renewable energy and other energy-efficient products, as well as the impact of net metering and other issues associated with the deployment of distributed generation and other new technologies;

•	General economic conditions, including the impact on energy use caused by an economic downturn or recession, or by changes in the level of commercial activity in a particular region or service territory, or affecting a particular business or industry located therein;

•	Changes in and compliance with environmental and safety laws and policies;

•	Changes in tax rates or policies;

•	Changes in rates of inflation;

•	Changes in accounting standards or practices;

•	Unanticipated changes in operating expenses and capital expenditures;

•	Rules and regulations imposed by, and decisions of, federal and/or state regulatory commissions, PJM Interconnection, LLC (PJM), the North American Electric Reliability Corporation (NERC) and other applicable electric reliability organizations;

•	Legal and administrative proceedings (whether civil or criminal) and settlements that affect a Reporting Company’s or its subsidiaries’ business and profitability;

•	Pace of entry into new markets;

•	Interest rate fluctuations and the impact of credit and capital market conditions on the ability to obtain funding on favorable terms; and

•	Effects of geopolitical and other events, including the threat of physical or cyber attacks.

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

The operations of Pepco Energy Services collectively comprise a separate, second operating segment for accounting purposes. During 2013, Pepco Energy Services completed the wind-down of its retail electric and natural gas supply businesses, and, as a result, these businesses have been accounted for as discontinued operations, as described below under “Discontinued Operations.”

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

	2015	2014	2013
	(millions of dollars)

Operating Revenue
Power Delivery	$4,805	$4,607	$4,472
Pepco Energy Services	223	278	203

Net Income (Loss) from Continuing Operations
Power Delivery	$302	$320	$289
Pepco Energy Services	4	(39)	3

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

In connection with entering into the Merger Agreement, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014, January 26, 2015, April 27, 2015 and July 24, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for an aggregate purchase price of $90 million. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

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

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015 and, on October 15, 2015, voted to extend the effectiveness of its approval until June 30, 2016. The DPSC approved the Merger on May 19, 2015.

The waiting period under the HSR Act expired on December 2, 2015, which allows for the closing of the Merger at any time on or before December 1, 2016.

On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, PHI and Exelon announced that they had committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC. In connection with these proceedings, the Maryland Office of People’s Counsel and several other parties to the Merger proceedings filed motions in the Circuit Court for Queen Anne’s County,

Maryland, requesting a stay of the MPSC order. On August 7, 2015, the Circuit Court for Queen Anne’s County denied the motions for stay. On January 8, 2016, the Circuit Court affirmed the MPSC’s order in all respects. On January 20 and 22, 2016, respectively, the Maryland Office of People’s Counsel and environmental groups filed notices of appeal of the Circuit Court’s order to the Maryland Court of Special Appeals. Unless a motion to stay is filed and then granted by the court, the MPSC order will remain in effect during the appeals process.

On August 27, 2015, the DCPSC issued a written order denying the application seeking approval of the Merger. On September 28, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, filed an application for reconsideration with the DCPSC requesting reconsideration of the DCPSC order related to the Merger.

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

Also on October 6, 2015, PHI, Exelon and Merger Sub entered into a Letter Agreement (the Letter Agreement), setting forth the terms and conditions under which the parties will file with the DCPSC (a) a Motion of Joint Applicants to Reopen the Record in Formal Case No. 1119 to Allow for Consideration of the DC Settlement Agreement (the Motion to Reopen), or (b) if the Motion to Reopen is not granted, a new merger application, requesting approval of the Merger on the terms and commitments agreed to in the DC Settlement Agreement. Pursuant to the Letter Agreement, PHI and Exelon each agrees, among other things, that neither party will exercise the termination rights each may have under the Merger Agreement on or after October 29, 2015, unless: (i) the DCPSC does not, by November 20, 2015 set a procedural schedule which allows for a final order for approval of the Merger by March 4, 2016, (ii) the DCPSC sets a schedule for action which does not allow for a final order for approval of the Merger by March 4, 2016, (iii) the DCPSC fails to issue a final order approving the Merger and the DC Settlement Agreement as filed without condition or modification by March 4, 2016, (iv) the DCPSC issues a final order denying approval of the Merger or the DC Settlement Agreement or adds conditions or makes modifications to the DC Settlement Agreement, (v) the DC Settlement Agreement is terminated for any reason, or (vi) after March 4, 2016 a condition to closing of the Merger has not been satisfied or waived (other than those conditions that by their nature are to be satisfied at the closing). The Letter Agreement also provides that, subject to certain conditions, Exelon may, following receipt of all regulatory approvals consistent with the DC Settlement Agreement, delay closing of the Merger for up to 30 days to engage in capital markets transactions to raise additional funds required to consummate the Merger.

On October 6, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, filed with the DCPSC the Motion to Reopen requesting consideration of the DC Settlement Agreement and approval of the Merger on such terms and conditions set forth in the DC Settlement Agreement, without condition or modification, and to stay further proceedings on the application for reconsideration filed by the parties on September 28, 2015 and suspend the time period for reconsideration pending the DCPSC’s consideration of the DC Settlement Agreement.

On October 28, 2015, the DCPSC approved the Motion to Reopen and set a procedural schedule for its review of this matter. Upon completion of the public input and evidentiary hearings, the record was closed as of December 23, 2015. Although District of Columbia law does not impose any time limit on the DCPSC’s review of the Merger, the parties requested a decision by March 4, 2016.

The settlements reached and commission orders received to date in Delaware, Maryland and New Jersey, and as proposed in the DC Settlement Agreement, provide for public benefits of, among other things, customer rate credits, funding for energy efficiency and sustainability programs, and other commitments following consummation of the Merger.

The terms of the Delaware, Maryland and New Jersey settlements and orders also incorporate a “most favored nation” provision which, generally speaking, requires allocation of financial merger benefits determined on an equivalent basis in each jurisdiction based on customer count. Following consummation of the Merger, Exelon and PHI will apply the most favored nation provision to the final settlement terms and other conditions established in the merger approvals to determine the amounts of direct financial benefits that will be provided to customers of Pepco, DPL and ACE and to the jurisdictions. PHI anticipates that Exelon will make capital contributions to the PHI utilities to reimburse the PHI utilities for any such direct benefits that will be charged to earnings of the PHI utilities, net of tax effects, no later than the time such direct benefits are charged to earnings of the PHI utilities. The settlements and commission orders also provide for certain charitable contributions commitments which are required to be paid over a period of 10 years. PHI anticipates that the amounts of such commitments will be charged to earnings of the PHI utilities, net of tax effects, at the time of the merger close. Commitments to develop renewable generation, which are expected to be primarily capital in nature, will be recognized by Exelon as incurred. Upon completion of the merger, the actual nature, amount, timing and financial reporting treatment for these benefits and commitments may be materially different from the current projection.

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

In seeking to achieve this objective, Pepco Holdings’ business strategy is guided by its core values of safety, integrity, and diversity and its mission of environmental stewardship, and is focused on the following initiatives:

•	investing in its utilities’ transmission and distribution infrastructure; and

•	building a smarter grid and implementing other technological enhancements designed to:

•	automate power delivery system functions and improve the reliability of the power distribution system;

•	enable its utilities to restore power more quickly and efficiently;

•	offer customers detailed information about, and options to help customers better manage, their energy usage; and

•	enhance the customer experience and PHI’s communications with customers.

In addition, through Pepco Energy Services, PHI is focused on providing comprehensive energy management solutions and developing, installing and operating renewable energy solutions.

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

Transmission of Electricity and Relationship With PJM

Each of PHI’s utility subsidiaries provides transmission services within the jurisdictions that encompass its electricity distribution service territory. In the aggregate, PHI owns approximately 4,600 circuit miles of interconnected transmission lines with voltages ranging from 69 kilovolts (kV) to 500 kV. Under the Open Access Transmission Tariff adopted by FERC, each owner of transmission services is required to provide transmission customers with non-discriminatory access to its transmission facilities at tariff rates approved by FERC.

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

For a discussion of the regulation of transmission rates, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Other Matters – Rate Proceedings – Transmission” and for a discussion of pending FERC transmission rate proceedings, see Note (7), “Regulatory Matters – Rate Proceedings – FERC Transmission ROE Challenges,” to the consolidated financial statements of PHI.

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

PHI’s Utility Subsidiaries

Potomac Electric Power Company

Pepco’s electric distribution service territory consists of the District of Columbia and major portions of Prince George’s County and Montgomery County in Maryland. The service territory covers approximately 640 square miles and, as of December 31, 2015, had a population of approximately 2.3 million. This region includes the following key industries that contribute to the regional economic base:

•	Federal and municipal government services;

•	Professional, scientific, educational and technical services;

•	Leisure, hospitality and transportation services; and

•	Healthcare and social services.

The following table shows the number of Pepco distribution customers in each of its service territories as of the end of each of the preceding three years.

	2015	2014	2013
	(in thousands)
District of Columbia	282	271	264
Maryland	560	544	537

Total	842	815	801

Pepco distributed a total of 25,988,000, 25,751,000 and 25,801,000 megawatt (MW) hours (MWh) of electricity in 2015, 2014 and 2013, respectively. The following table shows the allocation by percentage among customer types of the total MWh of electricity delivered by Pepco in each of its service territories during each of the preceding three fiscal years:

	2015	2014	2013
District of Columbia:
Residential	9%	8%	8%
Commercial, industrial and other	34%	35%	35%

Total	43%	43%	43%

Maryland:
Residential	23%	22%	22%
Commercial, industrial and other	34%	35%	35%

Total	57%	57%	57%

Pepco has been designated as the default electricity supplier to residential and commercial customers in its District of Columbia service territory under relevant rules and orders issued by the DCPSC and in its Maryland service territory under relevant Maryland statute and rules and orders issued by the MPSC. Pepco will continue to be the default electricity supplier in its service territories until the relevant DCPSC and MPSC rules and orders (or the Maryland statute) are modified. Pepco purchases the electricity required to satisfy its SOS obligations from wholesale suppliers primarily under contracts entered into in accordance with competitive procurement processes approved and supervised by each of the DCPSC and the MPSC. For commercial customers in the District of Columbia and large commercial customers in Maryland that do not purchase their electricity from a competitive supplier, Pepco is obligated to provide Hourly Priced Service (HPS), a form of SOS service for which Pepco purchases the electricity in the next-day and other short-term PJM RTO markets. As contracts expire, Pepco rebids residential and small commercial contracts annually in the District of Columbia and semi-annually in Maryland through the approved competitive procurement processes. Pepco is paid tariff rates for the transmission and distribution of electricity over its transmission and distribution facilities to all electricity customers in its service territory, whether the customer receives SOS or HPS, or purchases electricity from a competitive supplier, and is entitled to recover from its SOS and HPS customers the costs of acquiring the electricity, plus an administrative charge that is intended to allow it to recover its administrative costs, plus a shareholder return, which varies depending on the customer class.

The following table shows for Pepco customers in the District of Columbia and Maryland the percentage of distribution sales (measured by MWh) over the past three fiscal years to SOS customers.

	2015	2014	2013
District of Columbia	29%	27%	25%
Maryland	40%	41%	41%

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

Distribution and Supply of Electricity

DPL’s electric distribution service territory consists of portions of the state of Delaware, and Caroline, Cecil, Dorchester, Harford, Kent, Queen Anne’s, Somerset, Talbot, Wicomico and Worcester counties in Maryland. This territory covers approximately 5,000 square miles and, as of December 31, 2015, had a population of approximately 1.4 million. This region is economically diverse and includes the following key industries that contribute to the regional economic base:

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

	2015	2014	2013
	(in thousands)
Delaware	312	308	305
Maryland	203	202	201

Total	515	510	506

DPL distributed a total of 12,474,000, 12,413,000 and 12,465,000 MWh of electricity in 2015, 2014 and 2013, respectively. The following table shows the allocation by percentage among customer types of the total MWh of electricity delivered by DPL in each of its service territories during each of the preceding three fiscal years:

	2015	2014	2013
Delaware:
Residential	25%	24%	24%
Commercial and industrial	40%	41%	42%

Total	65%	65%	66%

Maryland:
Residential	18%	18%	17%
Commercial and industrial	17%	17%	17%

Total	35%	35%	34%

DPL has been designated as the default electricity supplier to residential and commercial and industrial customers in its Delaware service territory under relevant rules and orders issued by the DPSC and in its Maryland service territory under relevant Maryland statute and rules and orders issued by the MPSC. DPL will continue to be the default electricity supplier in its service territories until the relevant DPSC and MPSC rules and orders (or the Maryland statute) are modified. DPL purchases the electricity required to satisfy its SOS obligations from wholesale suppliers primarily under contracts entered into in accordance with competitive procurement processes approved and supervised by each of the DPSC and the MPSC. DPL also has an obligation to provide HPS for its largest customers in Delaware and its large customers in Maryland. DPL acquires power to supply its HPS customers in the next-day and other short-term PJM RTO markets. As contracts expire, DPL rebids Maryland residential and small commercial contracts semi-annually, Maryland medium sized commercial contracts quarterly and all Delaware customers annually through the approved competitive procurement processes. In Delaware and Maryland, DPL is paid tariff rates for the transmission and distribution of electricity over its transmission and distribution facilities to all electricity customers in its service territories, whether the customer receives SOS or HPS, or purchases electricity from a competitive supplier. In Delaware, DPL is also entitled to recover from its SOS and HPS customers the associated costs of acquiring the electricity (including transmission, capacity and ancillary services costs and costs to satisfy renewable energy requirements), plus an amount referred to as a Reasonable Allowance for Retail Margin. In Maryland, DPL is entitled to recover from its SOS and HPS customers the costs of acquiring the electricity, plus an administrative charge that is intended to allow it to recover its administrative costs, plus a shareholder return, which varies depending on the customer class.

The following table shows for DPL customers in Delaware and Maryland the percentage of distribution sales (measured in MWh) over the past three fiscal years to SOS customers.

	2015	2014	2013
Delaware	47%	44%	44%
Maryland	53%	51%	51%

Distribution and Supply of Natural Gas

DPL provides regulated natural gas supply and distribution service to customers in a service territory consisting of a major portion of New Castle County in Delaware. This service territory covers approximately 275 square miles and, as of December 31, 2015, had a population of approximately 600,000.

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

	2015	2014	2013
	(in thousands, except percentages)
Number of natural gas customers	130	128	126
Thousand cubic feet (Mcf) of natural gas delivered	20,009	21,031	19,796
Percentage of natural gas supplied and delivered by DPL	69%	69%	64%

The following table shows on a percentage basis the allocation among customer types of the Mcf of natural gas delivered by DPL in Delaware in each of the preceding three fiscal years.

	2015	2014	2013
Residential	40%	41%	40%
Commercial and industrial	29%	29%	25%
Transportation and other	31%	30%	35%

Atlantic City Electric Company

Electricity Distribution and Supply

ACE’s electric distribution service territory consists of Gloucester, Camden, Burlington, Ocean, Atlantic, Cape May, Cumberland and Salem counties in southern New Jersey. The service territory covers approximately 2,700 square miles and had, as of December 31, 2015, a population of approximately 1.1 million. This region is economically diverse and includes the following key industries that contribute to the regional economic base:

•	Commercial activities in the region include professional services, government, educational and health services, casinos and tourism.

•	Industrial activities in the region include chemical, glass, food processing and oil refining.

The following table provides certain information regarding ACE’s electric distribution business for each of the last three fiscal years.

	2015	2014	2013
	(in thousands)
Number of electric distribution customers	547	546	545
MWh of electricity delivered	9,249	9,051	9,231

The following table shows the allocation by percentage among customer types of the total MWh of electricity delivered by ACE during each of the preceding three fiscal years.

	2015	2014	2013
Residential	47%	45%	46%
Commercial and industrial	53%	55%	54%

ACE has been designated as the default electricity supplier in its service territory by the NJBPU. In New Jersey, each of the state’s electric distribution companies, including ACE, jointly obtains the electricity to meet such companies’ collective BGS obligations from competitive suppliers selected through auctions authorized by the NJBPU for the supply of New Jersey’s total BGS requirements. Each winning bidder is required to supply its committed portion of the BGS customer load with full requirements service, consisting of power supply and transmission service. The following tables show the BGS peak load and percentage of ACE’s total BGS load by customer type during each of the three preceding fiscal years.

	2015	2014	2013
		(megawatts)
Residential and small commercial	1,477	1,511	1,429
Commercial and industrial	81	54	42

	2015	2014	2013
		(% of BGS Load)
Residential and small commercial	95%	97%	97%
Commercial and industrial	5%	3%	3%

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

For the year ended December 31, 2015, 55% of ACE’s total distribution sales (measured in MWh) were to BGS customers, as compared to 49% and 48% in 2014 and 2013, respectively.

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

Smart Grid Initiatives

PHI’s utility subsidiaries are engaged in transforming the power grid that they own and operate into a “smart grid,” a network of automated digital devices capable of collecting and communicating large amounts of real-time data. The smart grid benefits PHI utility customers by:

•	improving service reliability of the energy distribution system;

•	automating specific distribution system functions;

•	enabling PHI utilities to restore energy to customers more quickly and efficiently;

•	facilitating more efficient use of energy to meet the challenges of rising energy costs and governmental energy reduction goals;

•	permitting PHI utilities to obtain and communicate to their customers timely and accurate information regarding energy usage and outages; and

•	enhancing communications with utility customers and the overall customer experience.

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

As of December 31, 2015, Pepco and DPL have completed the installation and activation of smart meters in the District of Columbia, Maryland and Delaware service territories. ACE has yet to receive approval from the NJBPU to proceed with the installation of AMI smart meters.

The DCPSC, the MPSC and the DPSC approved the creation by PHI’s utility subsidiaries of regulatory assets to defer AMI costs between rate cases and to defer carrying charges on the deferred costs. AMI costs for Pepco in the District of Columbia and DPL in Delaware are being recovered through base rates. For AMI costs incurred by Pepco and DPL in Maryland, pursuant to an MPSC order, recovery will be allowed when the Companies demonstrate that their respective AMI systems are cost-effective. The MPSC’s July 2013 order in Pepco’s November 2012 electric distribution base rate application excluded the cost of AMI meters from Pepco’s rate base until such time as Pepco demonstrates the cost effectiveness of the AMI system. As a result, costs for AMI meters incurred by Pepco and by DPL in Maryland will be treated as other incremental AMI costs incurred in conjunction with the deployment of the AMI system that are deferred and on which a carrying charge is deferred.

Utility Capital Expenditures

PHI’s utility subsidiaries allocate a substantial portion of their total capital expenditures to improving the reliability of their electrical transmission and distribution systems and replacing aging infrastructure throughout their service territories. These activities include:

•	Identifying and upgrading under-performing feeder lines;

•	Adding new facilities to support load;

•	Installing distribution automation systems on both the overhead and underground network systems;

•	Rejuvenating and replacing underground residential cables; and

•	Replacing equipment at the end of its useful life.

In addition, PHI’s utility subsidiaries allocate capital expenditures to increasing transmission and distribution system capacity, providing resiliency against major storm events, providing operating and system flexibility and installing and upgrading facilities for new and existing customers. For a discussion of PHI’s consolidated capital expenditure plan for 2016 through 2020, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Capital Requirements – Capital Expenditures.”

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

Dynamic pricing has been approved by the respective public service commissions and is in place for Pepco customers in Maryland and DPL customers in Maryland and Delaware. As of December 31, 2015, approximately 493,000 Pepco customers in Maryland, 168,000 DPL customers in Maryland and 264,000 DPL customers in Delaware have participated in dynamic pricing programs.

In 2014, the DCPSC rejected Pepco’s proposal for dynamic pricing in the District of Columbia, but expressed interest in exploring dynamic pricing rate structures in future proceedings. Dynamic pricing has not been approved by the NJBPU for ACE’s customers in New Jersey.

Utility Energy Efficiency Programs

Each of Pepco, DPL and ACE has implemented the Energy Wise Rewards™ program, which allows participating customers to reduce energy usage and costs by authorizing the utility to cycle their air conditioner compressors off and on during high energy demand periods. Customers participating in this program in Maryland and the District of Columbia are eligible to receive a credit on their bill while Delaware customers receive compensation through the Peak Energy Savers Program and ACE customers receive a sign up bonus. Pepco and DPL have also implemented a portfolio of energy efficiency programs designed to reduce energy consumption in Maryland, including appliance rebate and recycling, home energy check-ups, rebates on the purchase of energy efficiency equipment and services and discounts on energy efficient light bulbs and lighting fixtures. The MPSC has approved a customer surcharge through 2016 to recover Pepco’s and DPL’s costs associated with these energy efficiency programs.

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

The energy savings performance contracting business is highly competitive, and Pepco Energy Services competes with other energy services companies primarily with respect to contracts with federal, state and local governments and independent agencies. Many of these energy services companies are subsidiaries of larger building controls and equipment providers or utility holding companies. Competitive offerings include a wide range of electrical and thermal system upgrades, improved controls, and generation equipment such as combined heat and power units. Among the factors as to which companies in this business compete are the amount and duration of the guarantees provided in energy savings performance contracts and the quality and value of service provided to customers. In connection with many of Pepco Energy Services’ energy savings performance contracts, Pepco Energy Services provides performance guarantees, including guarantees of a certain level of energy savings. This business is affected by new entrants into the market, the financial strength of customers, governmental directives regarding energy efficiency, energy prices, and general economic conditions. Pepco Energy Services’ backlog of construction contracts in this business decreased to $28 million at December 31, 2015 from $41 million at December 31, 2014. Pepco Energy Services estimates that it will complete the construction of $26 million of the contracts in its 2015 backlog during 2016 and $2 million in 2017.

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

Through its wholly owned subsidiary, W.A. Chester, L.L.C., and its subsidiaries, Pepco Energy Services constructs and maintains underground transmission and distribution projects for electric utilities in North America. W.A. Chester is one of the two largest North American contractors that specializes in the installation and maintenance of pipe-type cable systems, a technology that W.A. Chester believes currently accounts for the majority of existing underground transmission circuit miles in North America. W.A. Chester’s primary competitor in the pipe-type cable system market is UTEC Constructors Corporation, and there are other contractors beginning to enter this market. W.A. Chester also competes in the market for the installation and maintenance of solid dielectric cable, which is a relatively newer technology compared to pipe-type cable systems. The solid dielectric cable installation and maintenance market is highly competitive and composed of numerous different competitors, and the barriers to entry in this market are relatively low. The principal factors for competition in both of these markets are price, experience, customer service and ability to handle a wide range of utility applications. W.A. Chester believes its competitive strengths in both of these markets are the breadth of its experience in working with both technologies in various utility applications (including new installations, modifications, upgrades and maintenance of existing systems), its in-depth knowledge of the U.S. and Canadian utility industries and utility customers’ needs, and its ability to manage successfully all phases of these projects for the customer. W.A. Chester’s backlog of construction contracts decreased to $63 million at December 31, 2015 from $104 million at December 31, 2014. W.A. Chester estimates that it will complete $60 million of the construction contracts in its backlog in 2016 and $3 million in 2017.

Revenues associated with Pepco Energy Services’ combined heat and power thermal generating facilities and operations in Atlantic City are derived from long-term contracts with a few major customers in the Atlantic City hotel and casino industry. The carrying amount of Pepco Energy Services’ long-lived assets in Atlantic City at December 31, 2015 totaled $2 million, after impairment losses aggregating $81 million that were recorded during the third and fourth quarters of 2014. In September 2014, two significant customers of these thermal operations declared Chapter 11 bankruptcy. One of the customers closed operations in September 2014 and Pepco Energy Services continues to provide steam and chilled water service under a contract with lower rates which began April 1, 2015. The second customer terminated its contract with Pepco Energy Services on March 31, 2015. Two other significant customers of the thermal operations declared Chapter 11 bankruptcy in January 2015 and Pepco Energy Services continues to provide service to those customers under existing contracts. Future developments with respect to these and other customers in Atlantic City may require Pepco Energy Services to perform additional impairment analyses of the thermal operations and certain related assets. If these assets are determined to be further impaired, Pepco Energy Services would reduce the carrying value of these assets by the amount of the impairment and record a corresponding non-cash charge to earnings. Moreover, the contract changes and termination referred to above are expected to reduce Pepco Energy Services’ future earnings and cash flows associated with its thermal operations in Atlantic City.

PHI guarantees the obligations of Pepco Energy Services under certain contracts in its energy savings performance contracting business and underground transmission and distribution construction business. At December 31, 2015, PHI’s guarantees of Pepco Energy Services’ obligations under these contracts totaled $269 million. PHI also guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for construction projects. These guarantees totaled $177 million at December 31, 2015.

In addition, Atlantic City, New Jersey, while not a customer of Pepco Energy Services, is also facing financial difficulties that could impact Pepco Energy Services customers. Legislation was introduced in the State of New Jersey that would cede control over the city’s finances to the State of New Jersey or the city could declare bankruptcy. It is uncertain at this time as to how this matter will ultimately be resolved or to determine the ramifications of the financial difficulties of Atlantic City on Pepco Energy Services’ customers.

During 2012, Pepco Energy Services deactivated its Buzzard Point and Benning Road oil-fired generation facilities. Pepco Energy Services completed demolition of the Benning Road generation facility in July 2015 and recognized the scrap metal salvage value of the facility as a reduction in its demolition expenses over the life of the project.

At December 31, 2015, Pepco Energy Services owned five renewable energy generating facilities, with an aggregate generating capacity of 17,400 KW. See Part I, Item 2. “Properties – Generating Facilities” for more information about these facilities.

Discontinued Operations

Through its wholly owned subsidiary PCI, prior to the third quarter of 2013 PHI maintained a portfolio of cross-border energy lease investments. During the third quarter of 2013, PHI completed the termination of its interests in its cross-border energy lease investments. These activities, which previously comprised substantially all of the operations of the Other Non-Regulated segment, have been accounted for as discontinued operations. The remaining operations of the Other Non-Regulated segment, which no longer meet the definition of a separate segment for financial reporting purposes, are included in Corporate and Other. Substantially all of the information in the notes to the consolidated financial statements of PHI with respect to the cross-border energy lease investments has been consolidated in Note (20), “Discontinued Operations – Cross-Border Energy Lease Investments.”

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

Global Tax Settlement

On November 18, 2015, PHI entered into a settlement with the Internal Revenue Service (IRS) and the Department of Justice (DOJ) (the Global Tax Settlement) to provide for the resolution of the tax treatment of its previously held cross-border energy lease investments involving public utility assets located outside of the United States structured as sale-in, lease-out, or SILO, transactions. The Global Tax Settlement followed the acceptance by PHI on October 29, 2015 of IRS revenue agent reports covering adjustments incorporated in the terms of the Global Tax Settlement, as well as adjustments for all other tax matters in dispute with the IRS. Also, on November 18, 2015, the DOJ accepted PHI’s offer letter for the settlement of litigation related to the SILO transactions discussed further in Note (16), “Commitments and Contingencies – PHI’s Cross-Border Energy Lease Investments” to the consolidated financial statements of PHI. The Global Tax Settlement and the revenue agent reports, together, effectively close all years open to examination of federal income tax liabilities for PHI through 2011, and all matters associated with the cross-border energy lease investments through 2013.

The Global Tax Settlement, which resolves tax matters related to the cross-border energy lease investments and avoids the costs associated with continued litigation, provides that all depreciation and interest deductions in excess of rental income related to the cross-border energy lease investments were disallowed. The Global Tax Settlement also required PHI to recognize original issue discount income for tax purposes associated with the recharacterization of each of the leases as a loan transaction. Pursuant to the Global Tax Settlement, interest will be assessed with respect to tax underpayments in the relevant years; however, no penalties were assessed against PHI. The Global Tax Settlement provides for the same treatment of the cross-border energy lease investments for the tax years 2012 and 2013 as described above. The last of PHI’s cross-border energy lease investments was terminated in 2013. As a result of the Global Tax Settlement, PHI and the DOJ filed stipulations of dismissal regarding the litigation in the U.S. Court of Federal Claims. The Court dismissed the complaint on November 20, 2015. The Global Tax Settlement is further discussed in Note (11), “Income Taxes” to the consolidated financial statements of PHI.

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

As a result of the implementation of a bill stabilization adjustment (BSA) for retail customers of Pepco and DPL in Maryland and for customers of Pepco in the District of Columbia, distribution revenues from utility customers in these jurisdictions have been decoupled from the amount of electricity delivered. Under the BSA, utility customers pay an approved distribution charge for their electric service which does not vary by electricity usage. This change has had the effect of aligning annual distribution revenues more closely with annual distribution costs. In addition, the change has had the effect of eliminating changes in customer electricity usage, whether due to weather conditions or for any other reason, as a factor having an impact on annual distribution revenue and net income in those jurisdictions. The BSA also eliminates what otherwise might be a disincentive for the utility to aggressively develop and promote efficiency programs. A comparable revenue decoupling mechanism proposed for DPL electricity and natural gas customers in Delaware is under consideration by the DPSC although there was little activity in this matter in 2015. Distribution revenues are not decoupled for the distribution of electricity by ACE in New Jersey, and thus are subject to variability due to changes in customer consumption.

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

As further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation,” PHI entered into the Merger Agreement with Exelon and Merger Sub in April 2014. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings. To date, PHI has not requested such consent from Exelon and has not filed any new distribution base rate cases since entering into the Merger Agreement. Accordingly, PHI’s efforts to mitigate regulatory lag have been delayed pending the closing of the Merger or the termination of the Merger Agreement.

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

PHI’s subsidiaries’ currently projected capital expenditures for the replacement of existing or installation of new environmental control facilities that are necessary for compliance with environmental laws, rules or agency orders are approximately $8 million in 2016, $5 million in 2017 and $2 million in 2018. No such expenditures are currently expected in 2019 and beyond. The projections for these capital expenditures could change depending on the outcome of the matters addressed below or as a result of the imposition of additional environmental requirements or new or different interpretations of existing environmental laws, rules and agency orders. In view of the sale of PHI’s competitive wholesale power generation business in 2010 and the deactivation in 2012 of two generating facilities located in the District of Columbia owned by Pepco Energy Services, PHI is no longer significantly affected by air quality and other environmental regulations applicable to electricity generating facilities.

Air Quality Regulation

The generating facilities owned by Pepco Energy Services were subject to federal, state and local laws and regulations, including the Federal Clean Air Act (CAA), which limit emissions of air pollutants, require permits for operation of facilities and impose recordkeeping and reporting requirements. Following the June 2012 deactivation of Pepco Energy Services’ Buzzard Point and Benning Road oil-fired generating facilities, both of which were considered major sources under the CAA, Pepco Energy Services received authorization in 2013 from the District of Columbia Department of Energy and Environment (DOEE) to terminate the Buzzard Point CAA Title V operating permit and to exclude the Benning Road generating facility from the Benning Road CAA Title V operating permits. At that time, DOEE also agreed to transfer the Benning Road CAA Title V operating permit covering the remaining minor sources (e.g., Pepco-operated emergency generators) to Pepco. After issuing minor source permits for the emergency generators, DOEE terminated the Pepco Energy Services’ Title V permit effective February 27, 2015.

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

Benning NPDES Permit

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

Pepco holds a NPDES permit issued by EPA with a July 19, 2009 effective date, which authorizes discharges from the Benning Road site, including the Pepco Energy Services generating facility previously located on the site that was deactivated in 2012 and has been demolished. The 2009 permit for the first time imposed numerical limits on the allowable concentration of certain metals in storm water discharged from the site into the Anacostia River as determined by EPA to be necessary to meet the applicable District of Columbia surface water quality standards. The permit contemplated that Pepco would meet these limits over time through the use of best management practices (BMPs). As of December 2012, Pepco completed the implementation of the first two phases of BMPs identified in a plan approved by EPA (consisting principally of installing metal absorbing filters to capture contaminants at storm water inlets, removing stored equipment from areas exposed to the weather, covering and painting exposed metal pipes, and covering and cleaning dumpsters). These measures were effective in reducing metal concentrations in storm water discharges, but were not sufficient to meet all of the numerical limits for metals. Most of the quarterly monitoring results since the issuance of the permit have shown exceedances of the limits for copper and zinc, as well as occasional exceedances for iron and lead.

The NPDES permit was due to expire on June 19, 2014. Pepco submitted a permit renewal application on December 17, 2013. In November 2014, EPA advised Pepco that it will not renew the permit until the Benning Road site has come into compliance with the existing permit limits. The current permit remains in effect pending EPA’s action on the renewal application. In December 2014, Pepco submitted a plan to EPA to implement the third phase of BMPs recommended in the original permit compliance plan with the objective of achieving full compliance with the permit limits for metals by the end of 2015 and Pepco immediately began to implement the additional BMPs in accordance with the plan. On September 1, 2015, Pepco submitted a report to EPA on the status of implementation of the third phase of BMPs. As of that date, Pepco had fully implemented most of the elements of the Phase 3 plan, including installation of upgraded storm water inlet controls (filters and booms), enhanced inspection and maintenance of inlets, removal of materials and equipment from exposure to storm water, and removal of accumulated sediments from the underground storm drains. The sampling results from the third quarter of 2015 showed compliance with all of the permit limits. The sampling results from the fourth quarter of 2015 showed compliance with all but a single permit limit for metals; where the concentration of copper was below the daily maximum limit but exceeded the monthly average limit. As confirmed by this latest sampling, because the permit limits are low and site conditions are subject to variation, Pepco has concluded that some form of storm water treatment prior to discharge will be necessary to ensure ongoing compliance with all permit limits and has begun the process of evaluating treatment options. The nature and scope of the necessary treatment system, and the amount of the associated capital expenditures, will not be known until Pepco has completed the evaluation and design process.

Pepco has been engaged in discussions with representatives from EPA and the DOJ regarding permit compliance. On October 30, 2015, EPA filed a Clean Water Act civil enforcement action against Pepco in federal district court. Pepco expects that this enforcement action will be resolved through a consent decree that will (i) establish further requirements to achieve compliance with the permit limits, including the design and installation of an appropriate storm water treatment system, as noted above, and (ii) include civil penalties for past noncompliance. Although the amount of such penalties is not known or estimable at this time, Pepco does not expect the amount of such penalties to have a material adverse effect on PHI’s consolidated financial condition, results of operations or cash flows.

Pepco and EPA are currently in discussions regarding the terms of the contemplated consent decree, and it is anticipated that the parties will finalize the consent decree during the first half of 2016. In response to a joint motion by the parties, the court has extended the deadline for Pepco to answer the complaint to May 16, 2016, to give the parties time to work towards agreement on the terms of a consent decree. The parties contemplate seeking a further extension if necessary to complete their negotiations. Once executed by the parties, the consent decree will be filed with the court for review and approval following a period for public comment.

EPA Oil Pollution Prevention Regulations

Facilities that, because of their location, store or use oil and could reasonably be expected to discharge oil into water bodies or adjacent shorelines in quantities that may be harmful to the environment are subject to EPA’s oil pollution prevention regulations. These regulations require entities to prepare and implement Spill Prevention, Control, and Countermeasure (SPCC) plans and specify site-specific measures to prevent and respond to an oil discharge. The SPCC regulations generally require the use of containment and/or diversionary structures to prevent the discharge of oil in the event of a leak or release of oil at the facility. As an alternative to the containment/diversionary structure requirement, owners of certain oil-filled operational equipment, such as electric system transformers, may comply with EPA’s regulations by implementing an inspection and monitoring program, developing an oil spill contingency plan, and providing a written commitment of resources to control and remove any discharge of oil. Pepco, DPL and ACE are complying with the SPCC regulations by employing containment/diversionary structures and by means of inspection and monitoring measures, in each case where such measures have been determined to be appropriate. Total costs of complying with these regulations in 2015 for Pepco, DPL and ACE collectively were approximately $7 million. PHI projects total expenditures of approximately $15 million over the next three years for its subsidiaries to comply with these regulations, as shown in the capital expenditure projection set forth in “Environmental Matters” above, all of which are to install additional containment facilities and to replace certain oil-filled breakers with gas-filled breakers to eliminate the possibility of an oil release from such equipment.

EPA Coal Combustion Residuals Regulations

In April 2015, EPA published new regulations regarding coal combustion residuals, commonly known as coal ash, from coal-fired power plants. These regulations set operational performance standards and establish monitoring, recordkeeping and reporting requirements for coal ash disposal facilities. The regulations also support the responsible recycling of coal ash by distinguishing safe and beneficial uses from disposal.

The regulations do not apply to inactive ash landfills that cease receiving coal ash prior to the October 19, 2015 effective date of the regulations. Accordingly, the new regulations will not apply to PHI’s Edge Moor coal ash landfill site, which was retained in the sale of the wholesale power generation business of Conectiv Energy Holdings, Inc. and substantially all of its subsidiaries (Conectiv Energy) to Calpine Corporation in 2010. PHI also does not expect that these regulations will necessitate any changes to Pepco’s technical closure plan for the right-of-way that traverses the Brandywine fly ash disposal site in Brandywine, Prince George’s County, Maryland, because the technical closure plan is designed to comply with the more stringent Maryland landfill closure requirements and because the right-of-way ceased receiving coal ash prior to the regulations’ effective date.

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

Employees

At December 31, 2015, PHI had the following employees:

		In Collective Bargaining Agreements
	Non- union	International Brotherhood of Electrical Workers	International Union of Operating Engineers	Other	Total

Pepco	401	1,105	—	—	1,506

DPL	249	649	—	—	898

ACE	199	361	—	—	560

Pepco Energy Services	160	218	28	34	440

PHI Service Company and Other	1,445	335	—	—	1,780

Total PHI Employees	2,454	2,668	28	34	5,184

PHI’s utility subsidiaries are parties to five collective bargaining agreements with four local unions. Collective bargaining agreements are generally renegotiated every three to five years. All of these collective bargaining agreements were renegotiated in 2014 and were extended through various dates ranging from October 2018 through June 2020.

Executive Officers of PHI

The names of the executive officers of PHI, their ages and the positions they held as of February 18, 2016, are set forth in the following table. The business experience of each executive officer during at least the past five years is set forth adjacent to his or her name under the heading “Office and Length of Service” in the following table and in the applicable footnote.

Name	Age	Office and Length of Service
Joseph M. Rigby	59	Chairman of the Board 5/09 - Present, President 3/08 - Present, and Chief Executive Officer 3/09 - Present (1)
David M. Velazquez	56	Executive Vice President 3/09 - Present (2)
Kevin C. Fitzgerald	53	Executive Vice President and General Counsel 9/12 - Present (3)
Frederick J. Boyle	58	Senior Vice President and Chief Financial Officer 4/12 - Present (4)
Kenneth J. Parker	53	Senior Vice President, Government Affairs and Corporate Citizenship 9/12 - Present (5)
Thomas H. Graham	55	Vice President 8/13 - Present (6)
Ronald K. Clark	60	Vice President and Controller 8/05 - Present
Laura L. Monica	59	Vice President 8/11 - Present (7)
Hallie M. Reese	52	Vice President, PHI Service Company 5/05 - Present
John U. Huffman	56	President 6/06 - Present, and Chief Executive Officer, Pepco Energy Services, Inc. 3/09 - Present (8)

(1)	Mr. Rigby was Chief Operating Officer of PHI from September 2007 until February 28, 2009 and Executive Vice President of PHI from September 2007 until March 2008, Senior Vice President of PHI from August 2002 until September 2007 and Chief Financial Officer of PHI from May 2004 until September 2007. Mr. Rigby was President and Chief Executive Officer of Pepco, DPL and ACE from September 1, 2007 to February 28, 2009. Mr. Rigby has been Chairman of Pepco, DPL and ACE since March 1, 2009. Since October 10, 2014, Mr. Rigby has served as a director of Dominion Midstream GP, LLC, the general partner of Dominion Midstream Partners, LP (NYSE: DM), a publicly-traded limited partnership. On April 29, 2014, PHI entered into that certain Employment Extension Agreement with Mr. Rigby, which extended the term of his employment as PHI’s President and Chief Executive Officer for a period beginning on January 1, 2015 and ending on the first to occur of (1) April 29, 2016, (2) the closing date of the Merger or (3) the date that is six months after the Merger Agreement is terminated.
(2)	Mr. Velazquez served as President of Conectiv Energy Holding Company, formerly an affiliate of PHI, from June 2006 to February 28, 2009, Chief Executive Officer of Conectiv Energy Holding Company from January 2007 to February 28, 2009 and Chief Operating Officer of Conectiv Energy Holding Company from June 2006 to December 2006.

(3)	Mr. Fitzgerald joined PHI in September 2012 as Executive Vice President and General Counsel. From 1997 to 2012, he was a partner with the law firm of Troutman Sanders, LLP in Washington, D.C. Mr. Fitzgerald was Managing Partner of that firm’s Washington, D.C. office from 1999 until 2010 and Executive Partner for Client Development Strategic Planning from 2010 to September 2012.
(4)	Mr. Boyle joined PHI in April 2012 as Senior Vice President and Chief Financial Officer. Prior to such time, he served as Senior Vice President and Chief Financial Officer of DPL Inc. and its wholly owned utility subsidiary, The Dayton Power and Light Company, from December 2010 until its acquisition in 2011. He served as Senior Vice President, Chief Financial Officer and Treasurer of both companies from May 2009 to December 2010, Senior Vice President, Chief Financial Officer, Treasurer and Controller of both companies from December 2008 to May 2009, Vice President, Finance, Chief Accounting Officer and Controller of both companies from June 2008 to November 2008, Vice President, Chief Accounting Officer and Controller of both companies from July 2007 to June 2008, and Vice President and Chief Accounting Officer of both companies from June 2006 to July 2007.
(5)	Mr. Parker became Senior Vice President, Government Affairs and Corporate Citizenship in September 2012. From June 2009 to September 2012, he served as Vice President of Public Policy of PHI. From March 2005 to June 2009, he served as the ACE Region President.
(6)	Mr. Graham became Vice President, People Strategy and Human Resources, in August 2013. From March 2005 to August 2013, he served as the Pepco Region President.
(7)	Ms. Monica joined PHI in August 2011 as Vice President, Corporate Communications. From October 2006 to October 2010, Ms. Monica was Senior Vice President, Corporate Communications at American Water Works Company, Inc. (NYSE: AWK), and from September 1991 to October 2006, Ms. Monica was President of High Point Communications, a strategic communications firm. Ms. Monica rejoined High Point Communications as President from October 2010 to August 2011.
(8)	Mr. Huffman has been employed by Pepco Energy Services since June 2003. He was Chief Operating Officer from April 2006 to February 28, 2009, Senior Vice President from February 2005 to March 2006 and Vice President from June 2003 to February 2005.

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

NERC’s eight regional oversight entities, including ReliabilityFirst (RF), of which Pepco, DPL, ACE and Pepco Energy Services are members, and the Northeast Power Coordinating Council (NPCC), of which Pepco Energy Services is a member, are charged with the day-to-day implementation and enforcement of NERC’s standards. RF and NPCC perform compliance audits on entities registered with NERC based on reliability standards and criteria established by NERC. NERC, RF and NPCC also conduct compliance investigations in response to a system disturbance, complaint, or possible violation of a reliability standard identified by other means. Pepco, DPL, ACE and Pepco Energy Services are subject to routine audits and monitoring with respect to compliance with applicable NERC reliability standards, including standards requested by FERC to increase the number of assets (including cyber security assets) subject to NERC cyber security standards that are designated as “critical assets.” From time to time, Pepco, DPL and ACE have entered into settlement agreements with RF resolving alleged violations and resulting in fines. There can be no assurance that additional settlements resolving issues related to RF or NPCC requirements will not occur in the future. The imposition of additional sanctions and civil fines by these enforcement entities could have a material adverse effect on a Reporting Company’s results of operations, cash flow and financial condition.

PHI’s utility subsidiaries, as well as Pepco Energy Services, are also required to have numerous permits, approvals and certificates from governmental agencies that regulate their businesses. Although PHI believes that each of its subsidiaries has, and each of Pepco, DPL and ACE believes it has, obtained or sought renewal of the material permits, approvals and certificates necessary for its existing operations and that its business is conducted in accordance with applicable laws, PHI is unable to predict the impact that future regulatory activities or changes may have on its business. Changes in or reinterpretations of existing laws or regulations, or the imposition of new laws or regulations, may require any one or more of PHI’s subsidiaries to incur additional expenses or significant capital expenditures or to change the way it conducts its operations.

PHI’s profitability is largely dependent on its ability to recover costs of providing utility services to its customers and to earn an adequate return on its capital investments. The failure of PHI’s utility subsidiaries to obtain timely recognition of costs and earn an adequate return on its capital investments in rates may have a negative effect on PHI’s results of operations and financial condition.

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

Prior to PHI’s April 2014 entry into the Merger Agreement with Exelon, PHI’s utility subsidiaries, in an effort to minimize the effects of regulatory lag, had been filing electric distribution base rate cases every nine to twelve months in each of their jurisdictions, pursuing alternative ratemaking mechanisms, evaluating potential reductions in planned capital expenditures, and discussing with the regulatory community and other stakeholders the changing regulatory model economics that are causing regulatory lag. Any inability of PHI’s utility subsidiaries to mitigate regulatory lag could have a material adverse effect on PHI’s and each utility subsidiary’s business, results of operations, cash flow and financial condition. While the Merger has been pending, none of PHI’s utility subsidiaries has filed any new distribution base rate cases, which is prohibited under the terms of the Merger Agreement without the consent of Exelon; to date, PHI has not requested such consent from Exelon. The absence of the filing of new distribution base rate cases since the entry of into the Merger Agreement in April 2014 and the maintenance of pre-Merger Agreement levels of infrastructure spending has increased the impact of regulatory lag on PHI’s utility subsidiaries.

Failure to complete the Merger with Exelon could have a material adverse effect on the business, operations, financial condition, results of operations and prospects of PHI and each of its utility subsidiaries, and on the market price of PHI’s common stock.

In August 2015, the DCPSC issued an order denying the merger application as originally filed by PHI and Exelon in the District of Columbia. Following subsequent negotiations with the District of Columbia Government and other interested parties, PHI, Exelon, Pepco and certain of their respective affiliates entered into the DC Settlement Agreement with the District of Columbia Government, the Office of the People’s Counsel and other parties in which Exelon agreed to additional or modified undertakings, conditions and commitments related to the Merger. There can be no assurance, however, that the DCPSC will approve the Merger on the terms set forth in the DC Settlement Agreement or on any other terms.

Under the terms of the Merger Agreement, as amended, either Exelon or Pepco has the right to terminate the Merger Agreement if the DCPSC does not approve the Merger, fails to act on the Merger in accordance with the timetable set forth in the DC Settlement Agreement, approves the Merger subject to conditions that are inconsistent with the terms of the DC Settlement Agreement, or one or more conditions to the closing of the Merger, as set forth in the Merger Agreement, as amended, has not been satisfied or waived on or before March 4, 2016 (the 151st day following the filing of the DC Settlement Agreement with the DCPSC). The termination of the Merger Agreement would likely have a negative impact on the trading price of PHI’s common stock.

The termination of the Merger Agreement could also have a material adverse effect on the business, operations, financial condition, results of operations and prospects of PHI and each of its utility subsidiaries. Since the execution of the Merger Agreement in April 2014, each of PHI’s utility subsidiaries has not filed any new distribution base rate cases, thereby foregoing rate increases that they might otherwise have sought, and has maintained its pre-Merger Agreement level of infrastructure spending in its service territory. As a consequence, if the Merger is not completed, PHI and each of its utility subsidiaries expect that they will be required to undertake certain actions to address their ongoing results of operations and financial condition. These actions are likely to include, but may not be limited to, a decrease in capital and operational and maintenance expenditures, and a reevaluation of PHI’s common stock dividend policy.

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

Operation of the Pepco, DPL and ACE transmission and distribution facilities and related systems involves many risks, including: the breakdown or failure of equipment; accidents; labor disputes; theft of copper wire or pipe; failure of computer systems, software or hardware; and performance below expected levels. Older facilities, systems and equipment, even if maintained in accordance with sound engineering practices, may require significant capital expenditures for additions or upgrades to provide reliable operations or to comply with changing environmental requirements. Thefts of copper wire or pipe increase the likelihood of poor system voltage control, electricity and streetlight outages, damage to equipment and property, and injury or death, as well as increasing the likelihood of damage to fuel lines, which can create an unsafe and potentially explosive condition. Natural disasters and weather, including tornadoes, hurricanes and snow and ice storms, also can disrupt transmission and distribution systems. Disruption of the operation of transmission or distribution facilities and related systems can reduce revenues and result in the incurrence of additional expenses that may not be recoverable from customers or through insurance.

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

PHI’s utility subsidiaries are subject to and will continue to be subject to changing regulatory requirements, including those related to reliability and customer service, in the various jurisdictions in which they operate. For example, in 2012, the MPSC adopted rules establishing reliability and customer service requirements. In April 2015, both Pepco and DPL filed corrective action plans with the MPSC to address noncompliance in 2014 with certain of these reliability requirements. Both Pepco and DPL expect to file annual reports in April 2016 indicating that it has not complied with certain of these requirements for 2015. In addition, in July 2011, the DCPSC adopted regulations that establish specific maximum outage frequency and outage duration levels beginning in 2013 and continuing through 2020 and thereafter and are intended to require Pepco to achieve a reliability level in the first quartile of all utilities in the nation by 2020. The reliability standards permit Pepco to petition the DCPSC to reevaluate these standards for the period from 2016 to 2020 to address feasibility and cost issues.

Each of Pepco and DPL may incur significant operating and maintenance and capital expenses to comply with these requirements. Furthermore, each of Pepco and DPL could be subject to civil penalties or other sanctions if it does not meet the required performance or reliability standards. Other jurisdictions in which PHI’s utility subsidiaries have operations have already adopted or may in the future adopt reliability and customer service quality standards, the violation of which could also result in the imposition of penalties, fines and other sanctions. Compliance, and any failure to comply, with current, proposed or future regulatory requirements may have a material adverse effect on PHI and each utility subsidiary’s business, results of operations, cash flow and financial condition.

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

Changes in tax laws or their application, as well as the difficulty in quantifying potential tax effects of business decisions, could negatively impact a Reporting Company’s liquidity, financial condition, or results of operations.

Each Reporting Company is required to make judgments regarding the potential tax effects of its business operations and the financial and other transactions in which it engages in order to estimate its associated federal, state and local tax obligations. Such tax obligations include income, real estate, sales and use taxes and employment-related taxes. These judgments may be subject to challenge by the IRS or other taxing authorities. While each of the Reporting Companies is required to establish reserves to account for uncertain tax positions, the determination of the amount of such reserves also requires an exercise of judgment, and the amount of the reserve may be insufficient to cover the taxes that ultimately are determined to be due. Adverse tax authority rulings or unfavorable settlements with tax authorities involving matters for which an insufficient reserve has been established or involving other tax matters could have a material adverse effect on a Reporting Company’s liquidity, financial condition, and results of operations.

Changes in local, state, or federal tax laws or rates also could have adverse impacts on a Reporting Company’s liquidity, financial condition, and results of operations.

Failure to retain and attract key skilled and properly motivated professional and technical employees could have an adverse effect on operations.

PHI and its subsidiaries operate in a highly regulated industry that requires the continued operation of sophisticated systems and technology. One of the challenges they face in implementing their business strategy is to attract, motivate and retain a skilled, efficient and cost-effective workforce while recruiting new talent to replace losses in knowledge and skills due to retirements, particularly in light of the delays experienced in connection with the Merger approval process. Over the course of the next three years, PHI estimates that approximately one-third of this skilled workforce will reach retirement age. Competition for skilled employees in some areas is high and the inability to attract and retain these employees, especially as existing skilled workers retire in the near future, could adversely affect the business, operations and financial condition of PHI or the affected company.

PHI’s subsidiaries are subject to collective bargaining agreements that could impact their business and operations.

As of December 31, 2015, 53% of employees of PHI and its subsidiaries, collectively, were represented by various labor unions. PHI’s utility subsidiaries are parties to five collective bargaining agreements with four local unions that represent these employees. Collective bargaining agreements are generally renegotiated every three to five years, and the risk exists that there could be a work stoppage after expiration of an agreement until a new collective bargaining agreement has been reached. Labor negotiations typically involve bargaining over wages, benefits and working conditions, including management rights. Although PHI believes that protracted work stoppages are unlikely, such an event could result in a disruption of the operations of the affected utility, which could, in turn, have a material adverse effect upon the business, results of operations, cash flow and financial condition of the affected utility and PHI.

Pepco Energy Services’ thermal business in Atlantic City, New Jersey is dependent upon a few large customers and the loss of one or more of its significant customers would have a material adverse effect on Pepco Energy Services’ results of operations and cash flow. (PHI only)

Revenues associated with Pepco Energy Services’ combined heat and power thermal generating facilities and operations in Atlantic City are derived from long-term contracts with a few major customers in the Atlantic City hotel and casino industry. The carrying amount of Pepco Energy Services’ long-lived assets in Atlantic City at December 31, 2015 totaled $2 million, after impairment losses aggregating $81 million that were recorded during the third and fourth quarters of 2014. In September 2014, two significant customers of these thermal operations declared Chapter 11 bankruptcy. One of the customers closed operations in September 2014 and Pepco Energy Services continues to provide steam and chilled water service under a contract with lower rates which began April 1, 2015. The second customer terminated its contract with Pepco Energy Services on March 31, 2015. Two other significant customers of the thermal operations declared Chapter 11 bankruptcy in January 2015 and Pepco Energy Services continues to provide service to those customers under existing contracts. Future developments with respect to these and other customers in Atlantic City may require Pepco Energy Services to perform additional impairment analyses of the thermal operations and certain related assets. If these assets are determined to be further impaired, Pepco Energy Services would reduce the carrying value of these assets by the amount of the impairment and record a corresponding non-cash charge to earnings. Moreover, the contract changes and termination referred to above are expected to reduce Pepco Energy Services’ future earnings and cash flows associated with its thermal operations in Atlantic City.

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

Pepco Energy Services’ obligations in connection with its combined heat and power and underground transmission construction projects, energy savings construction projects and energy savings performance contracts may have a material adverse effect on PHI. (PHI only)

Pepco Energy Services has undertaken projects which include design, construction, startup and testing activities related to combined heat and power, underground transmission and energy savings construction projects, pursuant to guaranteed maximum price or fixed-price contracts. Pepco Energy Services will generally secure commitments from subcontractors and vendors to perform within contract pricing commitments, equipment-performance standards, jobsite safety requirements, and other key parameters. Under a number of these projects, the customer of Pepco Energy Services has required Pepco Energy Services to obtain surety bonds securing the performance of Pepco Energy Services, or its subcontractors or vendors. PHI has been required to guarantee the performance of Pepco Energy Services under the surety bonds and certain of these construction contracts. PHI also guarantees the obligations of Pepco Energy Services under certain of its energy savings performance contracts. At December 31, 2015, PHI’s guarantees of Pepco Energy Services’ obligations under its energy savings performance, combined heat and power, and construction contracts totaled $269 million, and PHI’s guarantees of Pepco Energy Services’ obligations under surety bonds for construction projects totaled $177 million.

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

Business operations could be adversely affected by physical and cyber attacks.

The threat of, or actual acts of, physical or cyber attacks may affect the operations of PHI and its subsidiaries in unpredictable ways and may cause changes in the insurance markets, force an increase in security measures and cause electrical disruptions or disruptions of fuel supplies and markets, including natural gas. Utility industry operations require the continued deployment and utilization of sophisticated information technology systems and network infrastructure. While PHI has implemented protective measures designed to mitigate its vulnerability to physical and cyber threats and attacks, such protective measures, and technology systems generally, are vulnerable to disability or failure due to cyber attack, acts of war or terrorism, and other causes. As a result, there can be no assurance that such protective measures will be completely effective in protecting PHI’s infrastructure or assets from a physical or cyber attack or the effects thereof. If any of the infrastructure facilities of PHI’s subsidiaries, including their transmission or distribution facilities, were to be a direct target, or an indirect casualty, of an act of terrorism or a cyber attack, the operations of PHI, Pepco, DPL or ACE could be adversely affected. Furthermore, any threats or actions that negatively impact the physical security of the facilities of PHI or its subsidiaries, or the integrity or security of their computer networks and systems (and any programs or data stored thereon or therein), could adversely affect the ability of PHI or its subsidiaries to manage these facilities, networks, systems, programs and data efficiently or effectively, which in turn could have a material adverse effect on PHI’s or its subsidiaries’ results of operations and financial condition. In addition, any theft, loss or fraudulent use of customer, stockholder, employee or proprietary data as a result of a cyber attack or otherwise could subject PHI or its subsidiaries to significant litigation, liability and costs, as well as adversely impact PHI’s or its utility subsidiaries’ reputation with customers, stockholders and regulators, among others. Corresponding instability in the financial markets as a result of threats or acts of terrorism or threatened or actual cyber attacks also could adversely affect the ability of PHI or its subsidiaries to raise needed capital.

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

PHI and its subsidiaries, including Pepco, DPL and ACE, have significant capital requirements, including the funding of construction expenditures and the refinancing of maturing debt. Each of the Reporting Companies relies primarily on cash flow from operations, access to the capital markets and medium- and long-term bank financing, to meet these long-term financing needs. The operating activities of PHI and its subsidiaries also require continued access to short-term sources of liquidity, including issuances by a Reporting Company of commercial paper and access to money markets and short-term bank financing, to provide for short-term liquidity needs that are not met by cash flows from their operations. Adverse business developments or market disruptions could increase the cost of financing or prevent PHI or any of its subsidiaries from accessing these sources of short-term and long-term capital. Events that could cause or contribute to a disruption of the financial markets include, but are not limited to:

•	a recession or an economic slowdown;

•	the bankruptcy of one or more energy companies or financial institutions;

•	a significant change in energy prices;

•	a physical or cyber attack or threatened attacks;

•	the outbreak of a pandemic or other similar event; or

•	a significant electricity or natural gas transmission disruption.

Any reductions in or other actions with respect to the credit ratings of PHI or any of its subsidiaries could increase its financing costs and the cost of maintaining certain contractual relationships.

Nationally recognized rating agencies currently rate each Reporting Company and debt securities issued by each Reporting Company. Ratings are not recommendations to buy or sell securities. PHI or its subsidiaries may, in the future, incur new indebtedness with interest rates that may be affected by changes in or other actions associated with these credit ratings. Each of the rating agencies reviews its ratings periodically, and previous ratings may not be maintained in the future. Rating agencies may also place a Reporting Company under review for potential downgrade in certain circumstances or if any of them seek to take certain actions that it believes would otherwise be in its best interests. A downgrade of these debt ratings or other negative action, such as a review for a potential downgrade, could affect the market price of existing indebtedness and the ability to raise additional debt without incurring increases in the cost of capital. In addition, a downgrade of these ratings, or other negative action, could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth and to maintain or improve the current financial strength of PHI’s business and operations.

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

PHI’s cash flow, ability to pay dividends and ability to satisfy debt obligations depend on the performance of its regulated and competitive operating subsidiaries, access to the capital markets and other sources of liquidity. PHI’s unsecured obligations are effectively subordinated to the liabilities of its subsidiaries. (PHI only)

PHI is a holding company that conducts its operations entirely through its regulated and competitive subsidiaries, and all of PHI’s consolidated operating assets are held by its subsidiaries. Accordingly, PHI’s cash flow, its ability to satisfy its obligations to creditors and its ability to pay dividends on its common stock are dependent upon the earnings of its subsidiaries, each Reporting Company’s access to the capital markets and all sources of cash flow and liquidity that may be available to PHI. PHI’s subsidiaries are separate legal entities and have no obligation to pay any amounts due on any debt or dividends on equity securities issued by PHI or to make any funds available for such payments. The ability of PHI’s subsidiaries to pay dividends and make other payments to PHI may be restricted by, among other things, applicable corporate, tax and other laws and regulations and agreements made by PHI and its subsidiaries, including under the terms of indebtedness, and PHI’s financial objective of maintaining a common equity ratio at its utility subsidiaries of between 49% and 50%. Because the claims of the creditors of PHI’s subsidiaries are superior to PHI’s entitlement to dividends, the unsecured debt and obligations of PHI are effectively subordinated to all existing and future liabilities of its subsidiaries, including trade creditors. In addition, claims of creditors, including trade creditors, of PHI’s subsidiaries will generally have priority with respect to the assets and earnings of such subsidiaries over the claims of PHI’s creditors.

PHI has a significant goodwill balance related to its Power Delivery business. A determination that goodwill is impaired could result in a significant non-cash charge to earnings.

PHI had a goodwill balance at December 31, 2015, of approximately $1.4 billion, primarily attributable to Pepco’s acquisition of Conectiv (now Conectiv, LLC, to be referred to herein as Conectiv) in 2002. An impairment charge must be recorded under GAAP to the extent that the implied fair value of goodwill is less than the carrying value of goodwill, as shown on the consolidated balance sheet. PHI is required to test goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may result in an interim impairment test include, but are not limited to: an adverse change in business conditions; a protracted decline in stock price causing market capitalization to fall significantly below book value; an adverse regulatory action; impairment of long-lived assets in the reporting unit; or a change in identified reporting units. If PHI were to determine that its goodwill is impaired, PHI would be required to reduce its goodwill balance by the amount of the impairment and record a corresponding non-cash charge to earnings. Depending on the amount of the impairment, an impairment determination could have a material adverse effect on PHI’s financial condition, results of operations and cash flow.

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

Issuances of additional series of PHI preferred stock could adversely affect holders of PHI’s common stock. (PHI only)

PHI’s board of directors is authorized to issue shares of PHI preferred stock in series without any action on the part of PHI stockholders. PHI’s board of directors also has the power, without stockholder approval, to set the terms of any such series of preferred stock, including with respect to dividend rights, redemption rights and sinking fund provisions, conversion rights, voting rights, and other preferential rights, limitations and restrictions. As of December 31, 2015, there were 18,000 shares of PHI Preferred Stock issued and outstanding. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation,” for information regarding the outstanding Preferred Stock.

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

In the event that the Merger Agreement is terminated by PHI in connection with an alternative acquisition proposal prior to the completion of the Merger, PHI could incur significant transaction costs that could materially impact its financial performance and results.

PHI will incur significant transaction costs, including legal, accounting, financial advisory, filing, printing and other costs, relating to the Merger. If PHI terminates the Merger Agreement in connection with an alternative acquisition proposal made under certain circumstances, PHI will be required to pay Exelon a termination fee of $259 million plus reimbursement of Exelon for its expenses up to $40 million (which reimbursement shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI); if such acquisition proposal is made by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, PHI will be required to pay Exelon a termination fee of $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). The occurrence of either of these events could have a material adverse effect on PHI’s financial results.

PHI and its subsidiaries will be subject to business uncertainties and contractual restrictions while the Merger is pending that could adversely affect PHI’s financial results.

Uncertainty about the effect of the Merger on employees or vendors and others may have an adverse effect on PHI. Although PHI has taken steps designed to reduce any adverse effects, these uncertainties may impair PHI’s and its subsidiaries’ ability to attract, retain and motivate key personnel while the Merger is pending, and could cause vendors and others that deal with PHI to seek to change existing business relationships. Employee retention and recruitment has been particularly challenging given the delays in the receipt of regulatory approvals for completion of the Merger, as current employees and prospective employees continue to experience uncertainty about their future roles with the combined company. If, despite PHI’s retention and recruiting efforts, key employees depart or fail to accept new employment with PHI or its subsidiaries due to the uncertainty and difficulty of integration or a desire not to remain with the combined company, PHI’s business operations and financial results could be adversely affected.

PHI expects that matters relating to the Merger and integration-related issues will continue to place a significant burden on management, employees and internal resources, which could otherwise have been devoted to other business opportunities. The diversion of management time on merger-related issues could affect PHI’s financial results. In addition, the Merger Agreement restricts PHI and its subsidiaries, without Exelon’s consent, from taking specified actions until the Merger occurs or the Merger Agreement is terminated, including, without limitation: (i) making certain acquisitions and dispositions of assets or property; (ii) exceeding certain capital spending limits; (iii) incurring indebtedness; and (iv) issuing equity or equity equivalents. These restrictions may prevent PHI from pursuing otherwise attractive business opportunities and making other changes to its business prior to consummation of the Merger or termination of the Merger Agreement.

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

Transmission and Distribution Systems

On a combined basis, the electric transmission and distribution systems owned by Pepco, DPL and ACE at December 31, 2015, consisted of approximately 4,000 transmission circuit miles of overhead lines, 600 transmission circuit miles of underground cables, 18,200 distribution circuit miles of overhead lines, and 15,900 distribution circuit miles of underground cables, primarily in their respective service territories. DPL and ACE own and operate distribution system control centers in New Castle, Delaware and Mays Landing, New Jersey, respectively. Pepco also operates a distribution system control center in Bethesda, Maryland. The computer equipment and systems contained in Pepco’s control center are financed through a sale and leaseback transaction.

DPL owns a liquefied natural gas facility located in Wilmington, Delaware, with a storage capacity of approximately three million gallons and an emergency sendout capability of 25,000 Mcf per day. DPL owns ten natural gas city gate stations at various locations in New Castle County, Delaware. These stations have a total primary delivery point contractual entitlement of 224,744 Mcf per day. DPL also owns approximately 104 pipeline miles of natural gas transmission mains, 1,874 pipeline miles of natural gas distribution mains, and 1,340 pipeline miles of natural gas service lines. In addition, DPL has a 10%

undivided interest in approximately seven miles of natural gas transmission mains, which are used by DPL for its natural gas operations and by the 90% owner for distribution of natural gas to its electric generating facilities.

Substantially all of the transmission and distribution property, plant and equipment owned by each of Pepco, DPL and ACE is subject to the liens of the respective mortgages under which the companies issue First Mortgage Bonds. See Note (10), “Debt” to the consolidated financial statements of PHI.

Generating Facilities

The following table identifies the electric generating facilities owned by PHI’s subsidiaries at December 31, 2015.

Electric Generating Facilities	Location	Owner	Generating Capacity (kilowatts)

Landfill Gas-Fired Units
Fauquier Landfill Project (a)	Fauquier County, VA	Pepco Energy Services	2,000
Eastern Landfill Project	Baltimore County, MD	Pepco Energy Services	3,000
Bethlehem Landfill Project	Northampton, PA	Pepco Energy Services	5,000

			10,000

Solar Photovoltaic
Atlantic City Convention Center	Atlantic City, NJ	Pepco Energy Services	2,000

Combined Heat and Power Generating
Mid Town Plant	Atlantic City, NJ	Pepco Energy Services	5,400

Total Electric Generating Capacity			17,400

(a)	Generating facility is scheduled for closure and demolition in 2016.

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

	Dividends Per Share	Price Range
		High	Low
2015:
First Quarter	$0.27	$27.50	$26.75
Second Quarter	0.27	27.30	24.00
Third Quarter	0.27	27.34	21.61
Fourth Quarter	0.27	26.97	24.13

	$1.08

2014:
First Quarter	$0.27	$20.93	$18.53
Second Quarter	0.27	27.90	20.09
Third Quarter	0.27	27.92	26.76
Fourth Quarter	0.27	27.65	26.35

	$1.08

At February 1, 2016, there were 41,460 holders of record of Pepco Holdings common stock.

Dividends

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

PHI Subsidiaries

One of PHI’s financial objectives is to maintain an equity ratio of 49%-50% in each of its operating utilities. Each quarter, PHI may contribute equity to its utility subsidiaries or the utility subsidiaries may make a dividend payment to PHI in order to maintain an equity ratio of 49%-50% in each of the utility subsidiaries. During 2015, PHI made capital contributions of $112 million, $75 million and $95 million to Pepco, DPL and ACE, respectively, and in 2014, PHI made capital contributions of $80 million and $130 million to Pepco and DPL, respectively.

All of Pepco’s common stock is held by Pepco Holdings, and all of DPL’s and ACE’s common stock is held by Conectiv, which in turn is wholly owned by Pepco Holdings. The table below presents the aggregate amount of common stock dividends paid by Pepco to PHI, and by DPL and ACE to Conectiv, during each quarter in the last two years. Dividends received by PHI in 2015 and 2014 from Pepco were used to support the payment of its common stock dividend. Dividends paid by ACE and DPL in 2015 and 2014 were used by Conectiv to pay down its short-term debt owed to PHI.

	Pepco	DPL	ACE
2015:
First Quarter	$—	$62,000,000	$12,000,000
Second Quarter	31,000,000	—	—
Third Quarter	60,000,000	18,000,000	—
Fourth Quarter	55,000,000	12,000,000	—

	$146,000,000	$92,000,000	$12,000,000

2014:
First Quarter	$—	$20,000,000	$26,000,000
Second Quarter	46,000,000	—	—
Third Quarter	—	—	—
Fourth Quarter	40,000,000	80,000,000	—

	$86,000,000	$100,000,000	$26,000,000

Recent Sales of Unregistered Equity Securities

Pepco Holdings

None.

Pepco

None.

DPL

None.

ACE

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pepco Holdings

The following table includes shares of common stock accepted by Pepco Holdings during the quarter ended December 31, 2015 from certain employees in accordance with the provisions of the Pepco Holdings 2012 Long-Term Incentive Plan (2012 LTIP) to satisfy the employees’ minimum statutory tax withholding obligations related to awards of restricted stock under the 2012 LTIP that were granted in December 2015. Pepco Holdings does not currently have any publicly announced plans or programs to repurchase its common stock.

Period	Total Number of Shares Accepted (a)	Average Price Per Share

October 1 – October 31, 2015	—	—
November 1 – November 30, 2015	—	—
December 1 – December 31, 2015	23,630	$26.095	(b)

Total	23,630	$26.095

(a)	Represents shares of Pepco Holdings’ common stock accepted from certain employees under the 2012 LTIP to satisfy the employees’ minimum statutory tax withholding obligations related to awards of restricted stock, which shares of common stock were then held in treasury.
(b)	Represents the average of the high and low trading prices of a share of common stock on the New York Stock Exchange (NYSE) on the date of grant of the shares of restricted stock.

Pepco

None.

DPL

None.

ACE

None.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated data for PHI as of and for each of the years ended December 31, 2015, 2014, 2013, 2012 and 2011, derived from PHI’s audited consolidated financial statements.

PEPCO HOLDINGS CONSOLIDATED FINANCIAL HIGHLIGHTS

	2015		2014		2013		2012		2011
	(in millions, except per share data)
Consolidated Operating Results
Total Operating Revenue	$5,023		$4,878		$4,666		$4,625		$4,964
Net Income from Continuing Operations	318	(a)	242	(b)	110	(e)	218		222
Net Income (Loss)	327		242		(212)		285		257

Common Stock Information
Basic Earnings Per Share of Common Stock from Continuing Operations	$1.25		$0.96		$0.45		$0.95		$0.98
Basic Earnings (Loss) Per Share of Common Stock	1.29		0.96		(0.86)		1.25		1.14
Weighted Average Shares Outstanding - Basic	253		251		246		229		226
Cash Dividends Per Share of Common Stock	1.08		1.08		1.08		1.08		1.08
Year-End Stock Price	26.01		26.93		19.13		19.61		20.30
Net Book Value Per Common Share	17.35		17.10		17.23		19.19		18.92

Other Information
Total Assets	$16,326		$15,589	(c)	$14,778	(c)	$15,740	(c)	$14,923	(c)

Capitalization
Short-Term Debt	$1,063		$729		$565		$965		$732
Long-Term Debt	4,656		4,397	(d)	4,016	(d)	3,617	(d)	3,765	(d)
Current Portion of Long-Term Debt and Project Funding	341		431		446		569		112
Transition Bonds issued by ACE Funding	124		170	(d)	212	(d)	254	(d)	293	(d)
Capital Lease Obligations Due Within One Year	11		10		9		8		8
Capital Lease Obligations	39		50		60		70		78
Long-Term Project Funding	4		8		10		12		13
Series A Preferred Stock	183		129		—		—		—
Common Shareholders’ Equity	4,413		4,322		4,315		4,414		4,304

Total Capitalization	$10,834		$10,246		$9,633		$9,909		$9,305

(a)	Includes $12 million ($12 million after-tax) of incremental merger-related transaction costs, $15 million ($10 million after-tax) increase in fair value of preferred stock derivative, $46 million ($27 million after-tax) related to gains on sales of land and an income tax benefit of $47 million associated with the Global Tax Settlement.
(b)	Includes impairment losses of $81 million ($48 million after-tax) associated with Pepco Energy Services’ combined heat and power thermal generating facilities and operations in Atlantic City and $25 million ($23 million after-tax) of incremental merger-related transaction costs.
(c)	Amounts reflect the retrospective application of newly adopted accounting standards associated with the balance sheet classification of debt issuance costs and deferred taxes.
(d)	Amounts reflect the retrospective application of a newly adopted accounting standard associated with the balance sheet classification of debt issuance costs.
(e)	Includes a charge of $101 million to establish valuation allowances related to certain PCI deferred tax assets and a charge of $66 million to reflect the anticipated additional interest expense on estimated federal and state income tax obligations resulting from the change in assessment of the tax benefits associated with the cross-border energy lease investments.

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

The following table sets forth the percentage contributions to consolidated operating revenue and operating income from continuing operations attributable to PHI segments for each of the preceding three years:

	2015	2014	2013
Percentage of Consolidated Operating Revenue
Power Delivery	96%	94%	96%
Pepco Energy Services	4%	6%	4%
Corporate and Other	—	—	—
Percentage of Consolidated Operating Income
Power Delivery	101%	114%	97%
Pepco Energy Services	—	(13)%	—
Corporate and Other	(1)%	(1)%	3%
Percentage of Consolidated Operating Revenue - Power Delivery
Power Delivery Electric	97%	96%	96%
Power Delivery Gas	3%	4%	4%

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

PEPCO HOLDINGS

In connection with entering into the Merger Agreement, PHI entered into the Subscription Agreement with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014, January 26, 2015, April 27, 2015 and July 24, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for an aggregate purchase price of $90 million. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

The Merger Agreement provides for certain termination rights for each of PHI and Exelon, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, PHI will be required to pay Exelon a termination fee of $259 million or reimburse Exelon for its expenses up to $40 million (which reimbursement of expenses shall reduce on a dollar for dollar basis any termination fee subsequently payable by PHI), provided, however, that if the Merger Agreement is terminated in connection with an acquisition proposal made under certain circumstances by a person who made an acquisition proposal between April 1, 2014 and the date of the Merger Agreement, the termination fee will be $293 million plus reimbursement of Exelon for its expenses up to $40 million (not subject to offset). In addition, if there is a Regulatory Termination, PHI will be able to redeem any issued and outstanding Preferred Stock at par value, and in that case, Exelon will be required to pay all documented out-of-pocket expenses incurred by PHI in connection with the Merger Agreement or the transactions contemplated thereby, up to $40 million. If the Merger Agreement is terminated, other than for a Regulatory Termination, PHI will be required to redeem the Preferred Stock at the purchase price of $10,000 per share, plus any unpaid accrued and accumulated dividends thereupon.

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

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015 and, on October 15, 2015, voted to extend the effectiveness of its approval until June 30, 2016. The DPSC approved the Merger on May 19, 2015.

PEPCO HOLDINGS

The waiting period under the HSR Act expired on December 2, 2015, which allows for the closing of the Merger at any time on or before December 1, 2016.

On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, PHI and Exelon announced that they had committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC. In connection with these proceedings, the Maryland Office of People’s Counsel and several other parties to the Merger proceedings filed motions in the Circuit Court for Queen Anne’s County, Maryland, requesting a stay of the MPSC order. On August 7, 2015, the Circuit Court for Queen Anne’s County denied the motions for stay. On January 8, 2016, the Circuit Court affirmed the MPSC’s order in all respects. On January 20 and 22, 2016, respectively, the Maryland Office of People’s Counsel and environmental groups filed notices of appeal of the Circuit Court’s order to the Maryland Court of Special Appeals. Unless a motion to stay is filed and then granted by the court, the MPSC order will remain in effect during the appeals process.

On August 27, 2015, the DCPSC issued a written order denying the application seeking approval of the Merger. On September 28, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, filed an application for reconsideration with the DCPSC requesting reconsideration of the DCPSC order related to the Merger.

On October 6, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, entered into the DC Settlement Agreement with the District of Columbia Government, the Office of the People’s Counsel and other parties, which DC Settlement Agreement contains commitments from Exelon and PHI above those contained in their original merger application.

Also on October 6, 2015, PHI, Exelon and Merger Sub entered into a Letter Agreement (the Letter Agreement), setting forth the terms and conditions under which the parties will file with the DCPSC (a) the Motion to Reopen, or (b) if the Motion to Reopen is not granted, a new merger application, requesting approval of the Merger on the terms and commitments agreed to in the DC Settlement Agreement. Pursuant to the Letter Agreement, PHI and Exelon each agrees, among other things, that neither party will exercise the termination rights each may have under the Merger Agreement on or after October 29, 2015, unless: (i) the DCPSC does not, by November 20, 2015, set a procedural schedule which allows for a final order for approval of the Merger by March 4, 2016, (ii) the DCPSC sets a schedule for action which does not allow for a final order for approval of the Merger by March 4, 2016, (iii) the DCPSC fails to issue a final order approving the Merger and the DC Settlement Agreement as filed without condition or modification by March 4, 2016, (iv) the DCPSC issues a final order denying approval of the Merger or the DC Settlement Agreement or adds conditions or makes modifications to the DC Settlement Agreement, (v) the DC Settlement Agreement is terminated for any reason, or (vi) after March 4, 2016 a condition to closing of the Merger has not been satisfied or waived (other than those conditions that by their nature are to be satisfied at the closing). The Letter Agreement also provides that, subject to certain conditions, Exelon may, following receipt of all regulatory approvals consistent with the DC Settlement Agreement, delay closing of the Merger for up to 30 days to engage in capital markets transactions to raise additional funds required to consummate the Merger.

On October 6, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, filed with the DCPSC the Motion to Reopen requesting consideration of the DC Settlement Agreement and approval of the Merger on such terms and conditions set forth in the DC Settlement Agreement, without condition or modification, and to stay further proceedings on the application for reconsideration filed by the parties on September 28, 2015 and suspend the time period for reconsideration pending the DCPSC’s consideration of the DC Settlement Agreement.

On October 28, 2015, the DCPSC approved the Motion to Reopen and set a procedural schedule for its review of this matter. Upon completion of the public input and evidentiary hearings, the record was closed as of December 23, 2015. Although District of Columbia law does not impose any time limit on the DCPSC’s review of the Merger, the parties requested a decision by March 4, 2016.

PEPCO HOLDINGS

The settlements reached and commission orders received to date in Delaware, Maryland and New Jersey, and as proposed in the DC Settlement Agreement, provide for public benefits of, among other things, customer rate credits, funding for energy efficiency and sustainability programs, and other commitments following consummation of the Merger. The terms of the Delaware, Maryland and New Jersey settlements and orders also incorporate a “most favored nation” provision which, generally speaking, requires allocation of financial merger benefits determined on an equivalent basis in each jurisdiction based on customer count. Exelon and PHI will apply the most favored nation provision to the final settlement terms and other conditions established in the merger approvals to determine the amounts of financial direct benefits that will be provided to customers of Pepco, DPL and ACE and to the jurisdictions. PHI anticipates that Exelon will make capital contributions to the PHI utilities to reimburse the PHI utilities for any such direct benefits that will be charged to earnings of the PHI utilities, net of tax effects, no later than the time such direct benefits are charged to earnings of the PHI utilities. The settlements and commission orders also provide for certain charitable contributions commitments which are required to be paid over a period of 10 years. PHI anticipates that the amounts of such commitments will be charged to earnings of the PHI utilities, net of tax effects, at the time of the merger close. Commitments to develop renewable generation, which are expected to be primarily capital in nature, will be recognized by Exelon as incurred. Upon completion of the merger, the actual nature, amount, timing and financial reporting treatment for these benefits and commitments may be materially different from the current projection.

While the Merger has been pending, PHI’s utility subsidiaries, in accordance with the terms of the Merger Agreement, have not filed any new distribution base rate cases, thereby foregoing rate increases that they might otherwise have sought. At the same time, each of the utility subsidiaries generally has maintained its pre-Merger Agreement level of infrastructure spending in its service territory. If the Merger is terminated as described above, PHI and each of its utility subsidiaries would commence filing distribution base rate cases in each of the jurisdictions and would expect that they will be required to undertake certain actions to address their ongoing results of operations and financial condition. Such actions are likely to include, but may not be limited to, reductions in capital and operation and maintenance expenditures, and the reevaluation of PHI’s common stock dividend policy. For further discussion, please refer to Part I, Item 1A. “Risk Factors” of this report.

Global Tax Settlement

On November 18, 2015, PHI entered into a settlement with the Internal Revenue Service (IRS) and the Department of Justice (DOJ) (the Global Tax Settlement) to provide for the resolution of the tax treatment of its previously held cross-border energy lease investments involving public utility assets located outside of the United States structured as sale-in, lease-out, or SILO, transactions. The Global Tax Settlement followed the acceptance by PHI on October 29, 2015 of IRS revenue agent reports covering adjustments incorporated in the terms of the Global Tax Settlement, as well as adjustments for all other tax matters in dispute with the IRS. Also, on November 18, 2015, the DOJ accepted PHI’s offer letter for the settlement of litigation related to the SILO transactions discussed further in Note (16), “Commitments and Contingencies – PHI’s Cross-Border Energy Lease Investments” to the consolidated financial statements of PHI. The Global Tax Settlement and the revenue agent reports, together, effectively close all years open to examination of federal income tax liabilities for PHI through 2011, and all matters associated with the cross-border energy lease investments through 2013.

The Global Tax Settlement, which resolves tax matters related to the cross-border energy lease investments and avoids the costs associated with continued litigation, provides that all depreciation and interest deductions in excess of rental income related to the cross-border energy lease investments were disallowed. The Global Tax Settlement also required PHI to recognize original issue discount income for tax purposes associated with the recharacterization of each of the leases as a loan transaction. Pursuant to the Global Tax Settlement, interest will be assessed with respect to tax underpayments in the relevant years; however, no penalties were assessed against PHI. The Global Tax Settlement provides for the same treatment of the cross-border energy lease investments for the tax years 2012 and 2013 as described above. The last of PHI’s cross-border energy lease investments was terminated in 2013. As a result of the Global Tax Settlement, PHI and the DOJ filed stipulations of dismissal regarding the litigation in the U.S. Court of Federal Claims. The Court dismissed the complaint on November 20, 2015. The Global Tax Settlement is further discussed in Note (11), “Income Taxes” to the consolidated financial statements of PHI.

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

PHI’s utility subsidiaries allocate a substantial portion of their total capital expenditures to improving the reliability of their electrical transmission and distribution systems and replacing aging infrastructure throughout their service territories. These activities include:

•	Identifying and upgrading under-performing feeder lines;

•	Adding new facilities to support load;

•	Installing distribution automation systems on both the overhead and underground network systems;

•	Rejuvenating and replacing underground residential cables; and

•	Replacing equipment at the end of its useful life.

PHI’s capital expenditures for continuing reliability enhancement efforts are included in the table of projected capital expenditures within “– Capital Resources and Liquidity – Capital Requirements – Capital Expenditures.”

PEPCO HOLDINGS

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

As of December 31, 2015, Pepco and DPL have completed the installation and activation of smart meters in the District of Columbia, Maryland and Delaware service territories. ACE has yet to receive approval from the NJBPU to proceed with the installation of AMI smart meters.

The DCPSC, the MPSC and the DPSC approved the creation by PHI’s utility subsidiaries of regulatory assets to defer AMI costs between rate cases and to defer carrying charges on the deferred costs. AMI costs for Pepco in the District of Columbia and DPL in Delaware are being recovered through base rates. For AMI costs incurred by Pepco and DPL in Maryland, pursuant to an MPSC order, recovery will be allowed when the Companies demonstrate that their respective AMI systems are cost-effective. The MPSC’s July 2013 order in Pepco’s November 2012 electric distribution base rate application excluded the cost of AMI meters from Pepco’s rate base until such time as Pepco demonstrates the cost effectiveness of the AMI system. As a result, costs for AMI meters incurred by Pepco and by DPL in Maryland will be treated as other incremental AMI costs incurred in conjunction with the deployment of the AMI system that are deferred and on which a carrying charge is deferred.

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

PEPCO HOLDINGS

evaluating potential reductions in planned capital expenditures, and discussing with the regulatory community and other stakeholders the changing regulatory model economics that are causing regulatory lag.

As further described in “– General Overview – Agreement and Plan of Merger with Exelon Corporation,” PHI entered into the Merger Agreement with Exelon and Merger Sub in April 2014. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, PHI and its subsidiaries may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings. To date, PHI has not requested such consent from Exelon and has not filed any new distribution base rate cases since entering into the Merger Agreement. Accordingly, PHI’s efforts to mitigate regulatory lag have been delayed pending the closing of the Merger or the termination of the Merger Agreement.

FERC Transmission ROE Challenges

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

PHI guarantees the obligations of Pepco Energy Services under certain contracts in its energy savings performance contracting business and underground transmission and distribution construction business. At December 31, 2015, PHI’s guarantees of Pepco Energy Services’ obligations under these contracts totaled $269 million. PHI also guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for construction projects. These guarantees totaled $177 million at December 31, 2015.

During 2012, Pepco Energy Services deactivated its Buzzard Point and Benning Road oil-fired generation facilities. Pepco Energy Services completed demolition of the Benning Road generation facility in July 2015 and recognized the scrap metal salvage value of the facility as a reduction in its demolition expenses over the life of the project.

Revenues associated with Pepco Energy Services’ combined heat and power thermal generating facilities and operations in Atlantic City are derived from long-term contracts with a few major customers in the Atlantic City hotel and casino industry. The carrying amount of Pepco Energy Services’ long-lived assets in Atlantic City at December 31, 2015 totaled $2 million, after impairment losses aggregating $81 million that were recorded during the third and fourth quarters of 2014. In September 2014, two significant customers of these thermal operations declared Chapter 11 bankruptcy. One of the customers closed operations in September 2014 and Pepco Energy Services continues to provide this customer with steam and chilled water service under a contract with lower rates which began April 1, 2015. The second customer terminated its contract with Pepco Energy Services on March 31, 2015. Two other significant customers of the thermal operations declared Chapter 11 bankruptcy in January 2015 and Pepco Energy Services continues to provide service to those customers under existing contracts. Future developments with respect to these and other customers in Atlantic City may require Pepco Energy Services to perform additional impairment analyses of the thermal operations and certain related assets. If these assets are determined to be further impaired, Pepco Energy Services would reduce

PEPCO HOLDINGS

the carrying value of these assets by the amount of the impairment and record a corresponding non-cash charge to earnings. Moreover, the contract changes and termination referred to above are expected to reduce Pepco Energy Services’ future earnings and cash flows associated with its thermal operations in Atlantic City.

In addition, Atlantic City, New Jersey, while not a customer of Pepco Energy Services, is also facing financial difficulties that could impact Pepco Energy Services customers. Legislation was introduced in the State of New Jersey that would cede control over the city’s finances to the State of New Jersey or the city could declare bankruptcy. It is uncertain at this time as to how this matter will ultimately be resolved or to determine the ramifications of the financial difficulties of Atlantic City on Pepco Energy services’ customers.

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

As discussed in Note (16), “Commitments and Contingencies – PHI’s Cross-Border Energy Lease Investments,” to the consolidated financial statements of PHI, PHI was involved in litigation with the IRS concerning certain benefits associated with previously held investments in cross-border energy leases. On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which PHI is not a party) that disallowed tax benefits associated with Consolidated Edison’s cross-border lease transaction. As a result of the court’s ruling in this case, PHI determined in the first quarter of 2013 that its tax position with respect to the benefits associated with its cross-border energy leases no longer met the more-likely-than-not standard of recognition for accounting purposes, and PHI recorded non-cash after-tax charges of $323 million (after-tax) in the first quarter of 2013 and $6 million (after-tax) in the second quarter of 2013, consisting of the following components:

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

On November 18, 2015, PHI entered into the Global Tax Settlement with the IRS and the DOJ to provide for the resolution of the tax treatment of its previously held cross-border energy lease investments. The Global Tax Settlement is further discussed in Note (11), “Income Taxes” to the consolidated financial statements of PHI. Also, on November 18, 2015, the DOJ accepted PHI’s offer letter for the settlement of litigation related to the SILO transactions and the U.S. Court of Federal Claims dismissed the complaint on November 20, 2015. The litigation is further discussed in Note (16), “Commitments and Contingencies – PHI’s Cross-Border Energy Lease Investments” to the consolidated financial statements of PHI.

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

Earnings Overview

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	2015	2014	Change
	(millions of dollars)
Power Delivery	$302	$320	$(18)
Pepco Energy Services	4	(39)	43
Corporate and Other	12	(39)	51

Net Income from Continuing Operations	318	242	76
Discontinued Operations	9	—	9

Total PHI Net Income	$327	$242	$85

Net income from continuing operations for the year ended December 31, 2015 was $318 million, or $1.25 per share, compared to $242 million, or $0.96 per share, for the year ended December 31, 2014.

Net income from continuing operations for the year ended December 31, 2015 included the items set forth below, which are presented net of related federal and state income taxes and are in millions of dollars:

•	Incremental merger-related transaction costs in Corporate and Other of $12 million ($12 million pre-tax)

•	Change in fair value of derivative related to Preferred Stock in Corporate and Other of $10 million ($15 million pre-tax)

Net income from continuing operations for the year ended December 31, 2014 included the items set forth below, which are presented net of related federal and state income taxes and are in millions of dollars:

•	Asset impairment losses in Pepco Energy Services of $48 million ($81 million pre-tax)

•	Incremental merger-related transaction costs in Corporate and Other of $23 million ($25 million pre-tax)

PEPCO HOLDINGS

Excluding the items listed above, net income from continuing operations would have been $320 million, or $1.26 per share for the year ended December 31, 2015, and $313 million, or $1.24 per share for the year ended December 31, 2014.

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

Net income from discontinued operations was $9 million, or $.04 per share, for the year ended December 31, 2015.

Discussion of Operating Segment Net Income Variances:

Power Delivery’s $18 million decrease in earnings was primarily due to the following:

•	A decrease of $65 million due to higher operation and maintenance expense primarily related to the implementation of a new customer information system, higher bad debt expense, higher tree trimming and system maintenance costs and higher environmental remediation costs.

•	A decrease of $13 million due to higher depreciation and amortization expense primarily resulting from increases in plant investment and the implementation of a new customer information system.

•	A decrease of $10 million from income tax adjustments, primarily related to the Global Tax Settlement.

•	A decrease of $8 million due to higher interest expense.

•	An increase of $27 million in gains from the sale of certain Pepco properties in 2015.

•	An increase of $20 million from other distribution revenue, primarily due to customer growth and rate mix.

•	An increase of $20 million from electric distribution base rate increases in 2014 (Pepco in the District of Columbia and Maryland, and ACE in New Jersey).

•	An increase of $6 million from network service transmission revenues primarily due to higher revenue related to plant investment, partially offset by an increase in refund reserves related to the FERC ROE challenges.

•	An increase of $6 million in regulated T&D electric revenue primarily due to the effect of warmer weather during the spring and summer months of 2015, as compared to 2014.

Pepco Energy Services’ $43 million increase in earnings was primarily due to asset impairment losses of $48 million (after-tax) recorded in 2014 associated with its combined heat and power thermal generating facilities and operations in Atlantic City, partially offset by lower energy savings construction activity in 2015.

PEPCO HOLDINGS

Corporate and Other’s $51 million increase in earnings was primarily due to the following:

•	An increase of $43 million related to the impact of the Global Tax Settlement.

•	An increase of $11 million due to lower incremental merger-related transaction costs.

•	An increase of $10 million due to the increase in the fair value of a derivative related to the Preferred Stock.

•	A decrease of $10 million primarily due to unfavorable state income tax adjustments and higher pension and other postretirement benefits costs.

Discussion of Discontinued Operations:

Net earnings from discontinued operations for the year ended December 31, 2015 was $9 million, due to the Global Tax Settlement’s resolution of outstanding tax issues related to the previously held cross-border energy lease investments.

Consolidated Results of Operations

The following results of operations discussion compares the year ended December 31, 2015 to the year ended December 31, 2014. All amounts in the tables (except sales and customers) are in millions of dollars.

Continuing Operations

Operating Revenue

A detail of the components of PHI’s consolidated operating revenue is as follows:

	2015	2014	Change
Power Delivery	$4,805	$4,607	$198
Pepco Energy Services	223	278	(55)
Corporate and Other	(5)	(7)	2

Total Operating Revenue	$5,023	$4,878	$145

Power Delivery

The following table categorizes Power Delivery’s operating revenue by type of revenue.

	2015	2014	Change
Regulated T&D Electric Revenue	$2,429	$2,277	$152
Default Electricity Supply Revenue	2,150	2,076	74
Other Electric Revenue	61	60	1

Total Electric Operating Revenue	4,640	4,413	227

Regulated Gas Revenue	154	176	(22)
Other Gas Revenue	11	18	(7)

Total Gas Operating Revenue	165	194	(29)

Total Power Delivery Operating Revenue	$4,805	$4,607	$198

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

Regulated T&D Electric

	2015	2014	Change
Regulated T&D Electric Revenue
Residential	$914	$824	$90
Commercial and industrial	1,065	1,013	52
Transmission and other	450	440	10

Total Regulated T&D Electric Revenue	$2,429	$2,277	$152

	2015	2014	Change
Regulated T&D Electric Sales (Gigawatt hour (GWh))
Residential	18,111	17,129	982
Commercial and industrial	29,365	29,831	(466)
Transmission and other	235	255	(20)

Total Regulated T&D Electric Sales	47,711	47,215	496

	2015	2014	Change
Regulated T&D Electric Customers (in thousands)
Residential	1,702	1,669	33
Commercial and industrial	200	200	—
Transmission and other	2	2	—

Total Regulated T&D Electric Customers	1,904	1,871	33

Regulated T&D Electric Revenue increased by $152 million primarily due to:

•	An increase of $54 million due to EmPower Maryland (a Maryland demand-side management program for Pepco and DPL) rate increases effective February 2014 and February 2015 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $36 million due to electric distribution base rate increases (Pepco in the District of Columbia effective April 2014 and in Maryland effective July 2014; ACE effective September 2014).

PEPCO HOLDINGS

•	An increase of $15 million due to customer growth in 2015, primarily in the residential classes.

•	An increase of $13 million in transmission revenue due to higher rates effective June 2014 and June 2015 related to increases in transmission plant investment and operating expenses, partially offset by the establishment of a reserve related to the FERC ROE challenges.

•	An increase of $12 million due to higher sales primarily as a result of warmer weather during the spring and summer months of 2015, as compared to 2014.

•	An increase of $10 million in capacity revenue as a result of expanding Maryland demand side management programs (which is partially offset in Depreciation and Amortization).

•	An increase of $9 million due to a bill stabilization adjustment.

•	An increase of $8 million primarily due to rate increases effective June 2014 and June 2015 associated with the Renewable Portfolio Surcharge in Delaware (which is substantially offset in Fuel and Purchased Energy and Depreciation and Amortization).

The aggregate amount of these increases was partially offset by a decrease of $6 million in revenue related to the resale by DPL of renewable energy to PJM (which is substantially offset in Purchased Energy and Depreciation and Amortization).

Default Electricity Supply

	2015	2014	Change
Default Electricity Supply Revenue

Residential	$1,445	$1,312	$133
Commercial and industrial	562	553	9
Other	143	211	(68)

Total Default Electricity Supply Revenue	$2,150	$2,076	$74

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale by ACE in the PJM RTO market of energy and capacity purchased under contracts with unaffiliated non-utility generators (NUGs), and (ii) revenue from transmission enhancement credits.

	2015	2014	Change
Default Electricity Supply Sales (GWh)

Residential	14,861	13,851	1,010
Commercial and industrial	5,479	5,420	59
Other	46	44	2

Total Default Electricity Supply Sales	20,386	19,315	1,071

	2015	2014	Change
Default Electricity Supply Customers (in thousands)

Residential	1,446	1,397	49
Commercial and industrial	129	129	—
Other	—	—	—

Total Default Electricity Supply Customers	1,575	1,526	49

PEPCO HOLDINGS

Default Electricity Supply Revenue increased by $74 million primarily due to:

•	An increase of $64 million due to higher sales primarily as a result of customer migration from competitive suppliers.

•	An increase of $29 million as a result of higher Default Electricity Supply rates.

•	An increase of $26 million due to higher sales primarily as a result of warmer weather during the spring and summer months of 2015, as compared to 2014.

•	An increase of $23 million in non-weather related average customer usage.

The aggregate amount of these increases was partially offset by a decrease of $70 million in wholesale energy and capacity resale revenues primarily due to lower market prices for the resale of electricity and capacity purchased from NUGs.

The variances described above with respect to Default Electricity Supply Revenue include the effects of a decrease of $2 million in ACE’s BGS unbilled revenue resulting primarily from lower average customer usage in the unbilled revenue period for the year ended December 31, 2015 as compared to the corresponding period in 2014. Such a decrease in ACE’s BGS unbilled revenue has the effect of directly decreasing the profitability of ACE’s Default Electricity Supply business ($1 million decrease in net income) as these unbilled revenues are not included in the deferral calculation until they are billed to customers under the BGS terms approved by the NJBPU.

Regulated Gas

	2015	2014	Change
Regulated Gas Revenue
Residential	$94	$106	$(12)
Commercial and industrial	49	59	(10)
Transportation and other	11	11	—

Total Regulated Gas Revenue	$154	$176	$(22)

	2015	2014	Change
Regulated Gas Sales (million cubic feet)
Residential	8,020	8,550	(530)
Commercial and industrial	5,796	6,063	(267)
Transportation and other	6,193	6,418	(225)

Total Regulated Gas Sales	20,009	21,031	(1,022)

	2015	2014	Change
Regulated Gas Customers (in thousands)
Residential	120	118	2
Commercial and industrial	10	10	—
Transportation and other	—	—	—

Total Regulated Gas Customers	130	128	2

Regulated Gas Revenue decreased by $22 million primarily due to:

•	A decrease of $11 million due to lower sales as a result of warmer weather primarily during the fourth quarter of 2015, as compared to 2014.

•	A decrease of $11 million due to Gas Cost Rate (GCR) decreases effective November 2014 and November 2015.

PEPCO HOLDINGS

Other Gas Revenue

Other Gas Revenue decreased by $7 million primarily due to lower volumes and lower average prices for off-system sales to electric generators and gas marketers.

Pepco Energy Services

Pepco Energy Services’ operating revenue decreased by $55 million primarily due to:

•	A decrease of $65 million in its energy savings business primarily associated with lower construction activity.

•	A decrease of $14 million from its thermal business in Atlantic City primarily due to the loss of a customer in 2015.

The aggregate amount of these decreases was partially offset by an increase of $24 million in revenues associated with higher underground transmission and distribution construction activities.

Operating Expenses

Fuel and Purchased Energy and Other Services Cost of Sales

A detail of PHI’s consolidated Fuel and Purchased Energy and Other Services Cost of Sales is as follows:

	2015	2014	Change
Power Delivery	$2,095	$2,074	$21
Pepco Energy Services	176	212	(36)
Corporate and Other	1	1	—

Total	$2,272	$2,287	$(15)

Power Delivery’s Fuel and Purchased Energy expense consists of the cost of electricity and natural gas purchased by its utility subsidiaries to fulfill their respective Default Electricity Supply and Regulated Gas obligations and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of natural gas purchased for off-system sales. Fuel and Purchased Energy expense increased by $21 million primarily due to:

•	An increase of $58 million primarily due to customer migration from competitive suppliers.

•	An increase of $19 million due to higher electricity sales primarily as a result of warmer weather during the spring and summer months of 2015, as compared to 2014.

•	An increase of $9 million in deferred electricity expense primarily due to higher revenue associated with Pepco and DPL Default Electricity Supply sales, which resulted in a higher rate of recovery of Default Electricity Supply costs.

•	An increase of $8 million from the settlement of financial hedges entered into as part of DPL’s hedge program for the purchase of regulated natural gas.

The aggregate amount of these increases was partially offset by:

•	A decrease of $41 million due to lower average electricity costs under Default Electricity Supply contracts.

•	A decrease of $26 million in the cost of gas purchases for on-system sales as a result of lower prices.

•	A decrease of $6 million in the cost of gas purchases for off-system sales as a result of lower volumes and lower average prices.

PEPCO HOLDINGS

Pepco Energy Services

Pepco Energy Services’ Fuel and Purchased Energy expense and Other Services Cost of Sales decreased by $36 million primarily due to:

•	A decrease of $54 million in its energy savings business primarily associated with decreased construction activity.

•	A decrease of $6 million in its thermal business primarily due to the loss of a customer in Atlantic City.

The aggregate amount of these decreases was partially offset by an increase of $23 million associated with increased underground transmission and distribution construction activities.

Other Operation and Maintenance

A detail of PHI’s Other Operation and Maintenance expense is as follows:

	2015	2014	Change
Power Delivery	$1,019	$904	$115
Pepco Energy Services	43	52	(9)
Corporate and Other	(46)	(32)	(14)

Total	$1,016	$924	$92

Other Operation and Maintenance expense for Power Delivery increased by $115 million primarily due to:

•	An increase of $40 million due to implementation and support costs related to a new customer information system.

•	An increase of $15 million in bad debt expense, of which $7 million is deferred and recoverable.

•	An increase of $15 million associated with higher tree trimming and system maintenance costs.

•	An increase of $12 million in environmental remediation costs.

•	An increase of $11 million in customer service costs.

•	An increase of $4 million in internal and external merger-related integration costs.

•	An increase of $4 million due to lower capitalized labor in 2015, as compared to 2014.

•	An increase of $3 million due to the 2014 deferral of distribution rate case costs previously charged to Other Operation and Maintenance expense. The deferral was recorded in accordance with the DCPSC rate order issued in March 2014 authorizing the recovery of these costs.

•	An increase of $3 million primarily due to cancelled construction projects.

•

An increase of $1 million primarily due to an increase in incremental storm costs related to a severe storm with damaging winds and heavy rains on June 23, 2015 in the respective service territories of DPL and ACE. The storm resulted in widespread customer outages in each of these service territories and caused damage to the electric transmission and distribution systems of each utility. Total incremental storm restoration costs incurred by DPL and ACE for the storm through December 31, 2015 were $40 million, with $15 million incurred for repair work and $25 million incurred as capital expenditures. Costs incurred for repair work of $14 million

PEPCO HOLDINGS

were deferred as regulatory assets to reflect the probable recovery of these costs in Maryland and New Jersey, and $1 million was charged to Other Operation and Maintenance expense. DPL and ACE intend to pursue recovery of these incremental storm restoration costs in their respective jurisdictions in their next electric distribution base rate cases.

The increased costs referred to above for implementation and support of a new customer information system, system maintenance, customer service and storm restoration each involve internal labor costs which reflect a higher level of pension benefit cost in 2015, as compared to 2014.

Pepco Energy Services

Other Operation and Maintenance expense for Pepco Energy Services decreased $9 million primarily due to:

•	A decrease of $4 million associated with bad debt expense recorded in 2014 for customers in Atlantic City.

•	A decrease of $3 million from lower personnel expenses in its energy savings business.

•	A decrease of $2 million from lower costs associated with the demolition of its Benning Road generation facility that was completed in July 2015.

Corporate and Other

Other Operation and Maintenance expense for Corporate and Other decreased by $14 million primarily due to lower internal and external merger-related transaction costs during 2015, as compared to 2014.

Depreciation and Amortization

Depreciation and Amortization expense increased by $102 million to $651 million in 2015 from $549 million in 2014 primarily due to:

•	An increase of $52 million in amortization of regulatory assets primarily associated with the EmPower Maryland surcharge rate increases effective February 2014 and February 2015 (which is offset by an increase in Regulated T&D Electric Revenue).

•	An increase of $23 million due to utility plant additions.

•	An increase of $15 million in amortization of stranded costs, primarily as the result of higher revenue due to a rate increase effective October 2014 for the ACE Market Transition Tax (partially offset in Default Supply Electricity Revenue).

•	An increase of $10 million in amortization of software, primarily related to the implementation of a new customer information system.

Other Taxes

Other Taxes increased by $14 million to $427 million in 2015 from $413 million in 2014. The increase was primarily due to higher property taxes related to an increase in assets.

Deferred Electric Service Costs

Deferred Electric Service Costs, which relate only to ACE, represent (i) the over or under recovery of electricity costs incurred by ACE to fulfill its Default Electricity Supply obligation and (ii) the over or

PEPCO HOLDINGS

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

Deferred Electric Service Costs increased by $10 million to an expense of $30 million in 2015 as compared to an expense of $20 million in 2014 primarily due to an increase in deferred electricity expense as a result of higher Default Electricity Supply revenue rates.

Impairment Losses

Impairment losses decreased by $81 million to zero in 2015 from $81 million in 2014. The decrease was primarily due to 2014 impairment losses of $81 million ($48 million after-tax) at Pepco Energy Services associated with its combined heat and power thermal generating facilities and operations in Atlantic City.

Gains on Sales of Land

Gains on sales of land increased by $46 million in 2015 from zero in 2014. The increase was primarily due to 2015 gains of $46 million ($27 million after-tax) recorded at Pepco associated with the sale of unimproved land, held as non-utility property.

Other Income (Expenses)

Other Expenses (which are net of Other Income) increased by $2 million to a net expense of $226 million in 2015 from a net expense of $224 million in 2014 primarily due to:

•	An increase of $10 million in interest expense primarily associated with higher long-term debt and higher short-term debt.

•	An increase of $15 million in income due to an increase in the fair value of the derivative related to the Preferred Stock.

•	An increase of $2 million in income related to the allowance for funds used during construction (AFUDC) that is applied to construction projects.

•	A decrease of $9 million in income related to gains recorded in 2014 associated with condemnation awards of certain Pepco transmission property.

Income Tax Expense

PHI’s income tax expense decreased by $9 million to $129 million in 2015 from $138 million in 2014. PHI’s consolidated effective income tax rates for the years ended December 31, 2015 and 2014 were 28.9% and 36.3%, respectively.

The decrease in the effective tax rate primarily resulted from the net tax benefits recorded in 2015 in connection with the Global Tax Settlement (as further described in Note (11), “Income Taxes,” to the consolidated financial statements of PHI) and lower non-deductible incremental merger-related costs incurred in 2015 as compared to 2014.

During 2015 and 2014, PHI recorded tax benefits of $6 million and $5 million, respectively, related to certain energy efficiency tax deductions related to Pepco Energy Services’ energy savings performance contracting services.

PEPCO HOLDINGS

Discontinued Operations

PHI’s Income (loss) from discontinued operations, net of income taxes, was $9 million for the year ended December 31, 2015, as compared to zero for the year ended December 31, 2014.

During 2015, income from discontinued operations, net of income taxes, resulted from the Global Tax Settlement reached with the IRS which resolves tax matters related to PHI’s previously held cross-border energy lease investments and is discussed further in Note (11), “Income Taxes” to the consolidated financial statements of Pepco Holdings.

During 2014, there was no activity related to PHI’s discontinued operations.

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

PEPCO HOLDINGS

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

Regulated T&D Electric

	2014	2013	Change
Regulated T&D Electric Revenue
Residential	$824	$781	$43
Commercial and industrial	1,013	970	43
Transmission and other	440	395	45

Total Regulated T&D Electric Revenue	$2,277	$2,146	$131

	2014	2013	Change
Regulated T&D Electric Sales (GWh)
Residential	17,129	17,168	(39)
Commercial and industrial	29,831	30,070	(239)
Transmission and other	255	259	(4)

Total Regulated T&D Electric Sales	47,215	47,497	(282)

	2014	2013	Change
Regulated T&D Electric Customers (in thousands)
Residential	1,669	1,650	19
Commercial and industrial	200	200	—
Transmission and other	2	2	—

Total Regulated T&D Electric Customers	1,871	1,852	19

Regulated T&D Electric Revenue increased by $131 million primarily due to:

•	An increase of $81 million due to electric distribution base rate increases (Pepco in the District of Columbia effective April 2014, and in Maryland effective July 2013 and July 2014; DPL in Maryland effective September 2013, and in Delaware effective October 2013; ACE effective July 2013 and September 2014).

•	An increase of $20 million in transmission revenue resulting from higher rates effective June 2014 and June 2013 related to increases in transmission plant investment and operating expenses, partially offset by the establishment of a reserve related to the FERC ROE challenges.

•	An increase of $19 million due to an EmPower Maryland rate increase effective February 2014 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

PEPCO HOLDINGS

•	An increase of $16 million due to customer growth in 2014 primarily in the residential classes.

•	An increase of $12 million in transmission revenue related to the recovery of Mid-Atlantic Power Pathway (MAPP) abandonment costs, as approved by FERC (which is substantially offset in Depreciation and Amortization).

•	An increase of $5 million primarily due to a rate increase in the New Jersey Societal Benefit Charge (a surcharge related to the New Jersey Societal Benefit Program, which is a public interest program for low income customers) effective January 2014 (which is offset in Depreciation and Amortization and Deferred Electric Service Costs).

•	An increase of $5 million in transmission revenue related to the resale by DPL of renewable energy in Delaware (which is substantially offset in Purchased Energy and Depreciation and Amortization).

•	An increase of $4 million in capacity revenue as a result of expanding Maryland demand side management programs (which is partially offset in Depreciation and Amortization).

The aggregate amount of these increases was partially offset by:

•	A decrease of $12 million in distribution revenue due to lower pass-through revenue (which is substantially offset by a corresponding decrease in Other Taxes) primarily the result of a rate decrease effective July 2014 in utility taxes collected by Pepco on behalf of Montgomery County, Maryland.

•	A decrease of $10 million in distribution revenue due to lower pass-through revenue primarily the result of the expiration of the New Jersey Transitional Energy Facility Assessment (TEFA) tax surcharge effective December 2013 (which is offset in Other Taxes).

•	A decrease of $5 million due to lower ACE non-weather related average commercial and residential customer usage.

•	A decrease of $4 million due to lower ACE sales primarily as a result of milder weather during the 2014 spring and summer months.

•	A decrease of $2 million primarily due to a rate decrease effective May 2013 associated with the Renewable Portfolio Surcharge in Delaware (which is substantially offset in Fuel and Purchased Energy and Depreciation and Amortization).

Default Electricity Supply

	2014	2013	Change
Default Electricity Supply Revenue
Residential	$1,312	$1,376	$(64)
Commercial and industrial	553	542	11
Other	211	157	54

Total Default Electricity Supply Revenue	$2,076	$2,075	$1

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale by ACE in the PJM RTO market of energy and capacity purchased under contracts with unaffiliated NUGs, and (ii) revenue from transmission enhancement credits.

PEPCO HOLDINGS

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

PEPCO HOLDINGS

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

The aggregate amount of these increases was partially offset by a decrease of $10 million due to GCR decreases effective November 2013 and November 2014.

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

PEPCO HOLDINGS

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

PEPCO HOLDINGS

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

PEPCO HOLDINGS

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

Working Capital

At December 31, 2015, PHI’s current assets on a consolidated basis totaled $1.2 billion and its consolidated current liabilities totaled $2.3 billion, resulting in a working capital deficit of $1,106 million. PHI expects the working capital deficit at December 31, 2015 to be funded during 2016 in part through cash flows from operations and from the issuance of short-term and long-term debt and to the extent necessary, the issuance of equity. At December 31, 2014, PHI’s current assets on a consolidated basis totaled $1.0 billion and its consolidated current liabilities totaled $2.1 billion, resulting in a working capital deficit of $1,022 million. The increase of $84 million in the working capital deficit from December 31, 2014 to December 31, 2015 was primarily due to an increase in short-term debt, partially offset by a decrease in the current portion of long-term debt and project funding, and increases in accounts receivable and income taxes and related accrued interest receivable.

PEPCO HOLDINGS

At December 31, 2015, PHI’s consolidated cash and cash equivalents totaled $25 million, which consisted of cash and uncollected funds but excluded current Restricted cash equivalents (cash that is available to be used only for designated purposes) that totaled $14 million. At December 31, 2014, PHI’s consolidated cash and cash equivalents totaled $14 million, which consisted of cash and uncollected funds but excluded current Restricted cash equivalents that totaled $25 million.

Detail of PHI’s short-term debt balance and current portion of long-term debt and project funding balance is as follows:

	As of December 31, 2015
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Pepco Energy Services	PHI Consolidated
	(millions of dollars)

Variable Rate Demand Bonds	$—	$—	$105	$—	$—	$—	$105
Commercial Paper	484	64	105	5	—	—	658
Term Loan	300	—	—	—	—	—	300

Total Short-Term Debt	$784	$64	$210	$5	$—	$—	$1,063

Current Portion of Long-Term Debt and Project Funding	$190	$—	$100	$2	$46	$3	$341

	As of December 31, 2014
Type	PHI Parent	Pepco	DPL	ACE	ACE Funding	Pepco Energy Services	PHI Consolidated
	(millions of dollars)
Variable Rate Demand Bonds	$—	$—	$105	$—	$—	$—	$105
Commercial Paper	287	104	106	127	—	—	624

Total Short-Term Debt	$287	$104	$211	$127	$—	$—	$729

Current Portion of Long-Term Debt and Project Funding	$250	$12	$100	$15	$44	$10	$431

Commercial Paper

PHI, Pepco, DPL and ACE maintain on-going commercial paper programs to address short-term liquidity needs. As of December 31, 2015, the maximum capacity available under these programs was $875 million, $500 million, $500 million and $350 million, respectively, subject to available borrowing capacity under the credit facility.

The weighted average interest rate for commercial paper issued by PHI, Pepco, DPL and ACE during 2015 was 0.80%, 0.44%, 0.47% and 0.46%, respectively. The weighted average maturity of all commercial paper issued by PHI, Pepco, DPL and ACE during 2015 was ten, four, four and six days, respectively.

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

Credit Facility Amendment

During 2014, PHI, Pepco, DPL and ACE entered into an amendment of and consent with respect to the credit agreement (the Consent). PHI was required to obtain the consent of certain of the lenders under the credit facility in order to permit the consummation of the Merger. Pursuant to the Consent, certain of the lenders consented to the consummation of the Merger and the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. In addition, the Consent amends the definition of “Change in Control” in the credit agreement to mean, following consummation of the Merger, an event or series of events by which Exelon no longer owns, directly or indirectly, 100% of the outstanding shares of voting stock of Pepco Holdings. PHI requested and obtained an extension of the Consent to allow for completion of the Merger by June 30, 2016.

PHI Term Loan Agreements

On January 13, 2016, PHI entered into a $500 million term loan agreement, pursuant to which PHI borrowed $500 million at a rate of interest equal to the prevailing Eurodollar rate, which is determined by reference to the London Interbank Offered Rate with respect to the relevant interest period, all as defined in the loan agreement, plus a margin of 0.90%. PHI used the net proceeds of the loan under the loan agreement to repay its outstanding commercial paper, and for general corporate purposes. All indebtedness incurred under the loan agreement is unsecured, and the aggregate principal amount of all loans, together with any accrued but unpaid interest due under the loan agreement, must be repaid in full on or before July 13, 2016. Pursuant to the term loan agreement, PHI may consummate the Merger and

PEPCO HOLDINGS

the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. PHI requested and obtained the consent of the lenders under the term loan to allow for completion of the Merger by June 30, 2016.

On July 30, 2015, PHI entered into a $300 million term loan agreement, pursuant to which PHI borrowed $300 million at a rate of interest equal to the prevailing Eurodollar rate, which is determined by reference to the London Interbank Offered Rate with respect to the relevant interest period, all as defined in the loan agreement, plus a margin of 0.95%. PHI used the net proceeds of the loan under the loan agreement to repay a portion of its outstanding commercial paper, and for general corporate purposes. All indebtedness incurred under the loan agreement is unsecured, and the aggregate principal amount of all loans, together with any accrued but unpaid interest due under the loan agreement, must be repaid in full on or before July 28, 2016. Pursuant to the term loan agreement, PHI may consummate the Merger and the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. PHI requested and obtained the consent of the lenders under the term loan to allow for completion of the Merger by June 30, 2016.

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

Sale of Receivables

During 2015, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project over a period of time pursuant to a task order. The purchase price to be received by Pepco is $5 million. Pursuant to the purchase agreement, following acceptance of the energy savings project by the buyer, the buyer is entitled to receive the contract payments under the task order payable by the customer over approximately 15 years. The energy savings project will be performed by Pepco Energy Services and is expected to be completed by the end of 2017.

During 2014, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project pursuant to a task order entered into under a General Services Administration area-wide agreement. The purchase price received by Pepco was $12 million, which was included in the Current portion of long-term debt and project funding at December 31, 2014. The energy savings project was performed by Pepco Energy Services and was completed in 2014. Pursuant to the purchase agreement, following acceptance of the energy savings project by the buyer, the buyer was entitled to receive the contract payments under the task order payable by the buyer over approximately 9 years. The energy savings project was accepted during the first quarter of 2015 and the amount was removed from the Current portion of long-term debt and project funding.

During 2013, Pepco Energy Services, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project over a period of time pursuant to a task order. The purchase price received by Pepco Energy Services was $7 million, which was included in the Current portion of

PEPCO HOLDINGS

long-term debt and project funding at December 31, 2014. Pursuant to the purchase agreement, following acceptance of the energy savings project by the buyer, the buyer is entitled to receive the contract payments under the task order payable by the customer over approximately 23 years. The energy savings project was accepted during the first quarter of 2015 and the amount was removed from the Current portion of long-term debt and project funding.

Cash and Credit Facility Available as of December 31, 2015

	Consolidated PHI	PHI Parent	Utility Subsidiaries
	(millions of dollars)
Credit Facility (Total Capacity)	$1,500	$750	$750
Less: Letters of Credit issued	1	1	—
Commercial Paper outstanding	658	484	174

Remaining Credit Facility Available	841	265	576
Cash Invested in Money Market Funds (a)	10	10	—

Total Cash and Credit Facility Available	$851	$275	$576

(a)	Cash and cash equivalents reported on the PHI consolidated balance sheet totaled $25 million, of which $10 million was invested in money market funds, and the balance was held in cash and uncollected funds.

Global Tax Settlement

PHI has recently settled through the Global Tax Settlement all tax matters in dispute with the IRS, including the appropriateness of certain significant income tax benefits claimed by PHI related to its cross-border energy lease investments beginning with its 2001 federal income tax return. In the first quarter of 2013, PHI made a $242 million advanced payment to the IRS, representing the estimated additional taxes and related interest that PHI would have been obligated to pay in the event the IRS were to be fully successful in its challenge to PHI’s tax position on the cross-border energy leases, adjusted for PHI’s estimate of the expected resolution of other uncertain and effectively settled tax positions unrelated to the leases, including the carrying back or carrying forward of any existing net operating losses and the application of certain amounts paid in advance to the IRS. This advanced payment of $242 million was funded from then currently available sources of liquidity and short-term borrowings.

As a result of the Global Tax Settlement, PHI has estimated that refunds of federal taxes and related interest will approximate $56 million for the resolution of all federal income tax liabilities for PHI through 2011. PHI expects the IRS to commence verification procedures on the estimated amount of the refund of federal taxes and related interest in the first quarter of 2016. Upon completion of the IRS verification procedures, the actual amount of the refund may differ significantly from PHI’s estimate. In addition, PHI has commenced the preparation and filing of amended state income tax returns that may result in further refunds of state income taxes for the open years subject to the federal tax adjustments incorporated into the Global Tax Settlement.

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

Under the Pension Protection Act, if a plan incurs a funding shortfall in the preceding plan year, there can be required minimum quarterly contributions in the current and following plan years. In 2016, PHI, Pepco, DPL and ACE do not expect to make discretionary tax-deductible contributions to the PHI Retirement Plan. Management expects that the current balance of the PHI Retirement Plan assets is at

PEPCO HOLDINGS

least equal to the funding target liability for 2016 under the Pension Protection Act. During 2015 and 2014, PHI, Pepco, DPL and ACE made no discretionary tax-deductible contributions to the PHI Retirement Plan. PHI satisfied the minimum required contribution rules under the Pension Protection Act in 2015 and 2014. For additional discussion of PHI’s Pension and Other Postretirement Benefits, see Note (9), “Pension and Other Postretirement Benefits,” to the consolidated financial statements of PHI.

PHI provides certain postretirement health care and life insurance benefits for eligible retired employees. Most employees hired after January 1, 2005 or later will not have company subsidized retiree health care coverage; however, they will be able to purchase coverage at full cost through PHI.

In 2015 and 2014, Pepco contributed $2 million and $1 million, respectively, DPL made no contributions, and ACE contributed $3 million in each year to the other postretirement benefit plan. In 2015 and 2014, no contributions were made by other PHI subsidiaries.

Based on the results of the 2015 actuarial valuation, PHI’s net periodic pension and other postretirement benefit (OPEB) costs were approximately $97 million in 2015 versus $58 million in 2014. The current estimate of benefit cost for 2016 is $101 million. The increase in costs is primarily due to a reduction in pension trust assets as a result of benefit payments and market depreciation. For additional discussion, see Note (9), “Pension and Other Postretirement Benefits,” to the consolidated financial statements of PHI. The utility subsidiaries are responsible for substantially all of the total PHI net periodic pension and OPEB costs. Approximately 33% of net periodic pension and OPEB costs, excluding the nonqualified retirement plan costs, were capitalized in 2015. PHI estimates that its net periodic pension and OPEB expense will be approximately $71 million in 2016, as compared to $66 million in 2015 and $34 million in 2014.

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

Cash Flow Activity

PHI’s cash flows during 2015, 2014 and 2013 are summarized below:

	Cash Source (Use)
	2015	2014	2013
	(millions of dollars)
Operating Activities	$939	$854	$497
Investing Activities	(1,161)	(1,226)	(411)
Financing Activities	233	363	(88)

Net increase (decrease) in cash and cash equivalents	$11	$(9)	$(2)

PEPCO HOLDINGS

Operating Activities

Cash flows from operating activities during 2015, 2014 and 2013 are summarized below:

	Cash Source (Use)
	2015	2014	2013
	(millions of dollars)
Net income from continuing operations	$318	$242	$110
Non-cash adjustments to net income	589	625	465
Pension contributions	—	—	(120)
Advanced payment made to taxing authority	—	—	(242)
Changes in cash collateral related to derivative activities	2	(9)	31
Changes in other assets and liabilities	30	(4)	206
Changes in net current assets held for disposition or sale	—	—	47

Net cash from operating activities	$939	$854	$497

Net cash from operating activities increased $85 million for the year ended December 31, 2015, compared to the same period in 2014. The increase was primarily due to an increase in net income from continuing operations of $76 million and a $28 million increase in pension benefit obligations, excluding contributions, included in Changes in other assets and liabilities. This is partially offset by a $25 million payment made by PHI in the third quarter of 2015 to the District of Columbia for the purchase of future sponsorship rights, such as the rights expected to arise in connection with the development of certain sports and entertainment venues in the District of Columbia, including the Buzzard Point area where the District of Columbia has plans to develop a major league soccer stadium, included in Changes in other assets and liabilities.

Net cash from operating activities increased $357 million for the year ended December 31, 2014, compared to the same period in 2013. The increase was primarily due to an increase in net income from continuing operations of $132 million, a decrease in pension contributions of $120 million and a $242 million advanced payment to the IRS for estimated additional taxes and related interest made in 2013, partially offset by a $47 million reduction in net current assets held for disposition or sale associated with the termination of all cross-border energy lease investments and the wind-down of Pepco Energy Services’ retail electric and natural gas supply businesses.

Investing Activities

Cash flows used by investing activities during 2015, 2014 and 2013 are summarized below:

	Cash (Use) Source
	2015	2014	2013
	(millions of dollars)
Investment in property, plant and equipment	$(1,230)	$(1,223)	$(1,310)
DOE capital reimbursement awards received	—	4	22
Proceeds from sales of land	54	—	—
Changes in restricted cash equivalents	7	(12)	1
Net other investing activities	8	5	3
Proceeds from discontinued operations, early termination of finance leases held in trust	—	—	873

Net cash used by investing activities	$(1,161)	$(1,226)	$(411)

PEPCO HOLDINGS

Net cash used by investing activities decreased $65 million for the year ended December 31, 2015, compared to the same period in 2014. The decrease was primarily due to a $54 million increase in proceeds from sales of land received in 2015 and a decrease in restricted cash equivalents related to changes in collateral received from third party suppliers for Default Electricity.

Net cash used by investing activities increased $815 million for the year ended December 31, 2014, compared to the same period in 2013. The increase was primarily due to $873 million of proceeds from discontinued operations related to the termination of all cross-border energy lease investments received in 2013.

Financing Activities

Cash flows from financing activities during 2015, 2014 and 2013 are summarized below:

	Cash (Use) Source
	2015	2014	2013
	(millions of dollars)
Dividends paid on common stock	$(275)	$(272)	$(270)
Common stock issued for the Direct Stock Purchase and Dividend Reinvestment Plan (DRP) and employee-related compensation (a)	18	34	50
Issuances of common stock	—	—	324
Issuance of Series A preferred stock	54	126	—
Issuances of long-term debt	558	766	800
Reacquisitions of long-term debt	(420)	(334)	(558)
Issuances (repayments) of short-term debt, net	34	164	(200)
Borrowings under term loans	300	—	250
Repayments of term loans	—	(100)	(450)
Cost of issuances	(7)	(10)	(23)
Net other financing activities	(29)	(11)	(11)

Net cash from (used by) financing activities	$233	$363	$(88)

(a)	Prior to October 1, 2013, the DRP was named the Shareholder Dividend Reinvestment Plan.

Net cash from financing activities decreased $130 million for the year ended December 31, 2015, compared to the same period in 2014. The decrease was primarily due to a $130 million decrease in short-term debt issuances, net of repayments, a $294 million decrease in long-term debt issuances, net of reacquisitions, and a $72 million decrease in issuances of Series A preferred stock, partially offset by a $300 million term loan borrowing in 2015 and a $100 million term loan repayment in 2014.

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

PEPCO HOLDINGS

Common Stock Dividends

Common stock dividend payments were $275 million in 2015, $272 million in 2014 and $270 million in 2013.

Changes in Outstanding Common Stock

PHI issued approximately 1 million shares of common stock in each of 2015, 2014 and 2013 under PHI’s long-term incentive plans.

Under the DRP, PHI issued less than 1 million shares of common stock in 2015, 1.1 million shares of common stock in 2014, and 1.6 million shares of common stock in 2013.

In February 2013, PHI issued 17.9 million shares of common stock pursuant to the settlement of the equity forward transaction.

Changes in Outstanding Long-Term Debt

Cash flows from issuances and reacquisitions of long-term debt in 2015, 2014 and 2013 are summarized in the tables below:

	2015	2014	2013
	(millions of dollars)
Issuances
Pepco
4.15% First mortgage bonds due 2043	$208	$—	$250
4.95% First mortgage bonds due 2043	—	—	150
3.60% First mortgage bonds due 2024	—	400	—
Project Funding Debt	—	12	—

	208	412	400

DPL
4.15% First mortgage bonds due 2045	200	—	—
3.50% First mortgage bonds due 2023	—	204	300

	200	204	300

ACE
3.50% First mortgage bonds due 2025	150	—	—
3.375% First mortgage bonds due 2024	—	150	—
Variable rate term loan due 2014	—	—	100

	150	150	100

	$558	$766	$800

PEPCO HOLDINGS

	2015	2014	2013
	(millions of dollars)
Reacquisitions
PHI
2.70% Unsecured notes due 2015	$250	$—	$—

	250	—	—

Pepco
Project Funding Debt	12	—	—
4.65% First mortgage bonds due 2014	—	175	—
4.95% First mortgage bonds due 2013	—	—	200

	12	175	200

DPL
5.00% Unsecured notes due 2015	100	—	—
5.00% Unsecured notes due 2014	—	100	—
6.40% First mortgage bonds due 2013 (a)	—	—	250

	100	100	250

ACE
Securitization bonds due 2013-2015	43	41	39
7.68% First mortgage bonds due 2015	15	—	—
7.63% First mortgage bonds due 2014	—	7	—
6.625% First mortgage bonds due 2013	—	—	69

	58	48	108

PCI
6.59%-6.69% Recourse Debt	—	11	—

	—	11	—

	$420	$334	$558

(a)	These bonds were secured by an outstanding series of collateral first mortgage bonds issued by the utility, which had maturity dates, optional and mandatory redemption provisions, interest rates and interest payment dates that were identical to the terms of the tax-exempt bonds. The collateral first mortgage bonds were automatically redeemed simultaneously with the redemption of the tax-exempt bonds.

First Mortgage Bond Issuances

During 2015, Pepco issued $200 million of 4.15% first mortgage bonds due March 15, 2043, with a 3.9% yield to maturity. Net proceeds from the issuance of the bonds, which included a premium of $8 million, were used by Pepco to repay outstanding commercial paper and for general corporate purposes.

During 2015, DPL issued $200 million of 4.15% first mortgage bonds due May 15, 2045. Net proceeds from the issuance of the bonds were used by DPL to repay outstanding commercial paper and for general corporate purposes.

During 2015, ACE issued $150 million of 3.50% first mortgage bonds due December 1, 2025 in a private placement. The net proceeds from the issuance of the bonds were used by ACE to repay outstanding commercial paper and for general corporate purposes.

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

PEPCO HOLDINGS

During 2014, ACE issued $150 million of its 3.375% first mortgage bonds due September 1, 2024. These bonds were issued under a Mortgage and Deed of Trust and are secured thereunder by a first lien, subject to certain leases, permitted liens and other exceptions, on substantially all of ACE’s properties, except for such property excluded from the lien of the Mortgage and Deed of Trust. ACE used $7 million of the net proceeds from the issuance of the bonds to repay in full at maturity $7 million in aggregate principal amount of ACE’s 7.63% secured medium term notes due August 29, 2014, plus accrued and unpaid interest thereon. ACE used the remainder of the net proceeds to repay its outstanding commercial paper, including commercial paper that ACE issued to prepay in full its $100 million term loan, and for general corporate purposes.

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

Reacquisitions of Long-term Debt

During 2015, PHI retired, at maturity, $250 million of its 2.70% unsecured notes due October 1, 2015.

During 2015, DPL retired, at maturity, $100 million of its 5.00% unsecured notes due June 1, 2015.

During 2015, ACE retired, at maturity, $15 million of its secured medium-term notes series C. The medium-term notes were secured by a like principal amount of its 7.68% first mortgage bonds due August 24, 2015, which under the mortgage and deed of trust were deemed to be satisfied when the medium-term notes were repaid.

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

PEPCO HOLDINGS

During 2013, ACE retired, at maturity, $69 million of its 6.625% non-callable first mortgage bonds. ACE also funded the redemption, prior to maturity, of $4 million of outstanding weekly rate pollution control revenue refunding bonds due 2017, issued by the Pollution Control Financing Authority of Salem County, New Jersey for ACE’s benefit.

Changes in Short-Term Debt

As of December 31, 2015, PHI had a total of $658 million of commercial paper outstanding as compared to $624 million and $442 million of commercial paper outstanding at December 31, 2014 and 2013, respectively.

Capital Requirements

Capital Expenditures

Pepco Holdings’ capital expenditures for the year ended December 31, 2015 totaled $1,230 million, an increase of $7 million from $1,223 million in 2014. Capital expenditures in 2015 were $544 million for Pepco, $352 million for DPL, $300 million for ACE, $3 million for Pepco Energy Services and $31 million for Corporate and Other. The Power Delivery expenditures were primarily related to capital costs associated with distribution and transmission services. Corporate and Other capital expenditures primarily consisted of hardware and software expenditures that will be allocated to Power Delivery when the assets are placed in service.

The table below shows the projected capital expenditures for Power Delivery, Pepco Energy Services and Corporate and Other for the five-year period 2016 through 2020. PHI expects to fund these expenditures through internally generated cash and external financing.

	For the Year Ended December 31,
	2016	2017	2018	2019	2020	Total
	(millions of dollars)
Power Delivery

Distribution	$798	$874	$894	$801	$815	$4,182
Transmission	456	440	504	398	256	2,054
Gas Delivery	32	35	36	38	40	181
Other	109	80	66	56	56	367

Total for Power Delivery	1,395	1,429	1,500	1,293	1,167	6,784
Pepco Energy Services	1	1	1	1	1	5
Corporate and Other	6	6	6	6	6	30

Total PHI	$1,402	$1,436	$1,507	$1,300	$1,174	$6,819

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

PEPCO HOLDINGS

DOE Capital Reimbursement Awards

In 2009, the Department of Energy (DOE) announced awards under the American Recovery and Reinvestment Act of 2009 of:

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

Of the total $168 million in DOE awards, $130 million was offset against smart grid-related capital expenditures of Pepco and ACE. The remaining $38 million was used to offset incremental expenditures associated with direct load control and other Pepco and ACE programs, which were deferred as regulatory assets. As of December 31, 2015, Pepco and ACE have received all of their DOE award payments.

The IRS announced that, to the extent these grants are expended on capital items, they would not be considered taxable income.

Dividends

Pepco Holdings’ annual dividend rate on its common stock is determined by the Board of Directors on a quarterly basis and takes into consideration, among other factors, current and possible future developments that may affect PHI’s income and cash flows. In 2015, PHI’s Board of Directors declared quarterly dividends of 27 cents per share of common stock payable on March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015.

PHI, on a stand-alone basis, generates no operating income of its own. Accordingly, its ability to pay dividends to its shareholders depends on dividends received from its subsidiaries. In addition to their future financial performance, the ability of each of PHI’s direct and indirect subsidiaries to pay dividends is subject to limits imposed by: (i) state corporate laws, which impose limitations on the funds that can be used to pay dividends and when such dividends can be paid, and, in the case of ACE, the regulatory requirement that it obtain the prior approval of the NJBPU before dividends can be paid if its equity as a percent of its total capitalization, excluding securitization debt, falls below 30%; (ii) the prior rights of holders of existing and future mortgage bonds and other long-term debt issued by the subsidiaries, and any preferred stock that may be issued by the subsidiaries in the future, (iii) any other restrictions imposed in connection with the incurrence of liabilities; and (iv) certain provisions of ACE’s charter that impose restrictions on payment of common stock dividends for the benefit of preferred stockholders. In addition, if the Merger is not completed, PHI and each of its utility subsidiaries expect that they will be required to undertake certain actions to address their ongoing results of operations and financial condition. These actions are likely to include, but may not be limited to, a reevaluation of PHI’s common stock dividend policy. None of Pepco, DPL or ACE currently have shares of preferred stock outstanding. Currently, the capitalization ratio limitation to which ACE is subject and the restriction in the ACE charter do not limit ACE’s ability to pay common stock dividends. PHI had approximately $617 million and $565 million of retained earnings free of restrictions at December 31, 2015 and 2014, respectively. These amounts represent the total retained earnings balances at those dates.

PEPCO HOLDINGS

Contractual Obligations and Commercial Commitments

Summary information about Pepco Holdings’ consolidated contractual obligations and commercial commitments at December 31, 2015, is as follows:

		Contractual Maturity
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(millions of dollars)
Variable rate demand bonds	$105	$105	$—	$—	$—
Commercial paper	658	658	—	—	—
Term loan	300	300	—	—	—
Long-term debt (a)	5,172	340	416	50	4,366
Long-term project funding	5	1	1	2	1
Interest payments on debt	3,845	262	473	428	2,682
Capital leases, including interest	61	15	30	16	—
Operating leases	522	52	95	71	304
Non-derivative power purchase contracts (b)	2,202	268	469	472	993

Total (c)	$12,870	$2,001	$1,484	$1,039	$8,346

(a)	Includes Transition Bonds issued by ACE Funding.
(b)	Excludes contracts for the purchase of electricity to satisfy Default Electricity Supply load service obligations which have neither a fixed commitment amount nor a minimum purchase amount. In addition, costs are recoverable from customers.
(c)	Excludes $22 million of net current and non-current liabilities related to uncertain tax positions due to uncertainty in the timing of the associated cash payments.

Guarantees, Indemnifications and Off-Balance Sheet Arrangements

PHI and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations that they have entered into in the normal course of business to facilitate commercial transactions with third parties.

PHI guarantees the obligations of Pepco Energy Services under certain contracts in its energy savings performance contracting business and underground transmission and distribution construction business. At December 31, 2015, PHI’s guarantees of Pepco Energy Services’ obligations under these contracts totaled $269 million. PHI also guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for construction projects. These guarantees totaled $177 million at December 31, 2015.

In addition, PHI guarantees certain obligations of Pepco, DPL and ACE under surety bonds obtained by these subsidiaries, for construction projects and self-insured workers compensation matters. These guarantees totaled $56 million at December 31, 2015.

For additional discussion of PHI’s third party guarantees, indemnifications, obligations and off-balance sheet arrangements, see Note (16), “Commitments and Contingencies – Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements,” to the consolidated financial statements of PHI.

PEPCO HOLDINGS

Contractual Arrangements with Credit Rating Triggers or Margining Rights

Under certain contractual arrangements entered into by PHI’s subsidiaries, the subsidiary may be required to provide cash collateral or letters of credit as security for its contractual obligations if the credit ratings of PHI or the subsidiary are downgraded. In the event of a downgrade, the amount required to be posted would depend on the amount of the underlying contractual obligation existing at the time of the downgrade. Based on contractual provisions in effect at December 31, 2015, a downgrade in the unsecured debt credit ratings of PHI and each of its rated subsidiaries to below “investment grade” would increase the collateral obligation of PHI and its subsidiaries by up to $32 million. This amount is attributable primarily to project financing for energy services contracts and accounts payable to independent system operators and distribution companies. PHI believes that it and its subsidiaries currently have sufficient liquidity to fund their operations and meet their financial obligations.

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

Environmental Remediation Obligations

PHI’s accrued liabilities for environmental remediation obligations as of December 31, 2015 totaled approximately $33 million, of which approximately $4 million is expected to be incurred in 2016, for potential environmental cleanup and related costs at sites owned or formerly owned by an operating subsidiary where an operating subsidiary is a potentially responsible party or is alleged to be a third-party contributor. For further information concerning the remediation obligations associated with these sites, see Note (16), “Commitments and Contingencies – Environmental Matters,” to the consolidated financial statements of PHI. The most significant environmental remediation obligations as of December 31, 2015, are for the following items:

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

PEPCO HOLDINGS

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

In addition to its formula rate, each utility’s return on equity is supplemented by incentive rates, sometimes referred to as “adders,” and other incentives, which are authorized by FERC to promote capital investment in transmission infrastructure. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. In addition, ROE adders are in effect for each of Pepco, DPL and ACE relating to specific transmission upgrades and improvements. Subject to FERC’s approval of a settlement agreement, effective March 8, 2016, the authorized base ROE for PHI’s utilities will be 10.0%, to which a 50-basis-point incentive adder will be applied for being a member of a regional transmission organization. As members of PJM, the transmission rates of Pepco, DPL and ACE are set out in PJM’s Open Access Transmission Tariff. For additional information regarding the settlement agreement referred to above, see Note (7), “Regulatory Matters – Rate Proceedings – FERC Transmission ROE Challenges,” to the consolidated financial statements of PHI.

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

PEPCO HOLDINGS

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

In evaluating goodwill for impairment, PHI first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For reporting units in which PHI concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and PHI is not required to perform the two-step goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, including the price per share of PHI common stock, overall financial performance, lack of significant changes in any key inputs to the prior year impairment test, including the discount rate and forecasted cash flows, and other relevant events and factors affecting the reporting unit.

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

PHI’s November 1, 2015 annual impairment test indicated that its goodwill was not impaired. See Note (6), “Goodwill,” to the consolidated financial statements of PHI.

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

The estimation of fair value is dependent on a number of factors including but not limited to interest rates, growth assumptions, returns on rate base, operating and capital expenditure requirements, and other factors, changes in which could materially impact the results of impairment testing. Assumptions used were consistent with historical experience, including assumptions concerning the recovery of operating costs and capital expenditures, and current market-based information. A hypothetical 10 percent decrease in estimated fair value of the Power Delivery reporting unit at November 1, 2015 would not have resulted in the Power Delivery reporting unit failing the first step of the impairment test, as defined in the guidance, as the estimated fair value of the reporting unit would have been above its carrying value. Sensitive, interrelated and uncertain variables that could decrease the estimated fair value of the Power Delivery reporting unit include utility sector market performance, sustained adverse business conditions, change in forecasted revenues, higher operating and maintenance capital expenditure requirements, a significant increase in the weighted average cost of capital, and other factors.

PEPCO HOLDINGS

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

PEPCO HOLDINGS

The discount rate for determining the pension benefit obligation for the qualified and nonqualified pension plans was 4.65% and 4.55%, respectively, as of December 31, 2015. The discount rate for determining the pension benefit obligation for the qualified and nonqualified pension plans was 4.20% as of December 31, 2014. The discount rate for determining the postretirement benefit obligation was 4.55% and 4.15% as of December 31, 2015 and 2014, respectively. PHI utilizes an analytical tool developed by its actuaries to select the discount rate. The analytical tool utilizes a high-quality bond portfolio with cash flows that match the benefit payments expected to be made under the plans.

The expected long-term rate of return on pension and postretirement benefit plan assets used to determine net periodic pension and OPEB cost was 6.50% and 6.75%, respectively, for 2015 and 7.00% and 7.25%, respectively, for 2014. PHI uses a building block approach to estimate the expected rate of return on plan assets. Under this approach, the percentage of plan assets in each asset class according to PHI’s target asset allocation, at the measurement date of net periodic cost, is applied to the expected asset return for the related asset class. PHI incorporates long-term assumptions for real returns, inflation expectations, volatility, and correlations among asset classes to determine expected returns for the related asset class. The pension and postretirement benefit plan assets consist of equity, fixed income, real estate and private equity investments.

The average remaining service periods for participating employees of the benefit plans was approximately 11 years for both 2015 and 2014. PHI utilizes plan census data to estimate these average remaining service periods. PHI uses mortality tables and mortality improvement scales issued by the Society of Actuaries to estimate participants’ life expectancy. In 2014, the Society of Actuaries issued updated mortality tables and mortality improvement scales which PHI applied in determining its benefit obligations as of December 31, 2014. In 2015, the Society of Actuaries modified the tables issued in 2014 to reflect updated mortality improvement experience. PHI applied these modified tables in determining its benefit obligations as of December 31, 2015.

The following table reflects the effect on the projected benefit obligation for the pension plans and the accumulated benefit obligation for the OPEB plan, as well as the net periodic cost, if there were changes in these critical actuarial assumptions while holding all other actuarial assumptions constant:

(in millions, except percentages)	Change in Assumptions	Impact on Benefit Obligation	Projected Increase in 2015 Net Periodic Cost
Pension Plans
Discount rate	(0.25)%	$85	$7
Expected return	(0.25)%	—	5
Postretirement Benefit Plan
Discount rate	(0.25)%	16	1
Expected return	(0.25)%	—	1
Health care cost trend rate	1.00%	16	2

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

PEPCO HOLDINGS

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

PEPCO HOLDINGS

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

General Overview

Pepco is engaged in the transmission and distribution of electricity in the District of Columbia and major portions of Prince George’s County and Montgomery County in suburban Maryland. Pepco also provides Default Electricity Supply. Pepco’s service territory covers approximately 640 square miles and, as of December 31, 2015, had a population of approximately 2.3 million. As of December 31, 2015, approximately 57% of delivered electricity sales were to Maryland customers and approximately 43% were to District of Columbia customers.

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

PEPCO

Utility Capital Expenditures

Pepco allocates a substantial portion of its total capital expenditures to improving the reliability of its electrical transmission and distribution systems and replacing aging infrastructure throughout its service territories. These activities include one or more of the following:

•	Identifying and upgrading under-performing feeder lines;

•	Adding new facilities to support load;

•	Installing distribution automation systems on both the overhead and underground network systems;

•	Rejuvenating and replacing underground residential cables; and

•	Replacing equipment at the end of its useful life.

Pepco’s capital expenditures for continuing reliability enhancement efforts are included in the table of projected capital expenditures within “– Capital Requirements – Capital Expenditures” below.

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

As further described in PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation,” PHI entered into the Merger Agreement with Exelon and Merger Sub in April 2014. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, Pepco may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings. To date, Pepco has not requested such consent from Exelon and accordingly, no new distribution base rate cases have been filed since entering into the Merger Agreement. Accordingly, Pepco’s efforts to mitigate regulatory lag have been delayed pending the closing of the Merger or the termination of the Merger Agreement.

PEPCO

Transmission ROE Challenges

For information about the challenges to Pepco’s base ROE and the application of the formula rate process, each associated with the transmission services it provides, please refer to Note (6), “Regulatory Matters – Rate Proceedings – FERC Transmission ROE Challenges,” to the financial statements of Pepco.

Earnings Overview

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Pepco’s net income for the year ended December 31, 2015 was $187 million compared to $171 million for the year ended December 31, 2014. The $16 million increase in earnings was primarily due to the following:

•	An increase of $27 million related to gains recorded from the sale of certain Pepco properties.

•	An increase of $15 million from other distribution revenue, primarily due to customer growth and rate mix.

•	An increase of $11 million from electric distribution base rate increases in 2014 in the District of Columbia and in Maryland.

•	An increase of $4 million in transmission revenue resulting from a change in FERC formula rates, partially offset by an increase in refund reserves related to the FERC ROE challenges.

•	A decrease of $30 million due to higher operation and maintenance expense primarily related to the implementation of a new customer information system, higher environmental remediation costs, higher tree trimming and system maintenance costs, and previously expensed District of Columbia rate case costs established as a regulatory asset in 2014.

•	A decrease of $6 million due to higher depreciation and amortization expense associated with increases in plant investment.

•	A decrease of $5 million primarily due to higher long-term debt interest expense.

PEPCO

Results of Operations

The following results of operations discussion compares the year ended December 31, 2015 to the year ended December 31, 2014. All amounts in the tables (except sales and customers) are in millions of dollars.

A condensed summary of Pepco’s statement of income for the year ended December 31, 2015 compared to the year ended December 31, 2014, is set forth in the table below:

	2015	2014	Change
Operating revenue	$2,189	$2,101	$88

Purchased energy	763	771	(8)
Other operation and maintenance	441	390	51
Depreciation and amortization	277	229	48
Other taxes	369	363	6
Gains on sales of land	(46)	—	(46)

Total operating expenses	1,804	1,753	51

Operating income	385	348	37
Other income (expenses)	(100)	(85)	(15)

Income before income tax expense	285	263	22
Income tax expense	98	92	6

Net income	$187	$171	$16

Operating Revenue

	2015	2014	Change
Regulated T&D Electric Revenue	$1,363	$1,269	$94
Default Electricity Supply Revenue	789	798	(9)
Other Electric Revenue	37	34	3

Total Operating Revenue	$2,189	$2,101	$88

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

PEPCO

Regulated T&D Electric

	2015	2014	Change
Regulated T&D Electric Revenue
Residential	$433	$375	$58
Commercial and industrial	733	705	28
Transmission and other	197	189	8

Total Regulated T&D Electric Revenue	$1,363	$1,269	$94

	2015	2014	Change
Regulated T&D Electric Sales (GWh)
Residential	8,452	7,854	598
Commercial and industrial	17,391	17,737	(346)
Transmission and other	145	160	(15)

Total Regulated T&D Electric Sales	25,988	25,751	237

	2015	2014	Change
Regulated T&D Electric Customers (in thousands)
Residential	767	740	27
Commercial and industrial	75	75	—
Transmission and other	—	—	—

Total Regulated T&D Electric Customers	842	815	27

Regulated T&D Electric Revenue increased by $94 million primarily due to:

•	An increase of $38 million due to EmPower Maryland rate increases effective February 2014 and 2015 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $19 million due to electric distribution base rate increases in the District of Columbia effective April 2014 and in Maryland effective July 2014.

•	An increase of $18 million due to customer growth in 2015, primarily in the residential class.

•	An increase of $7 million in capacity revenue as a result of expanding Maryland demand side management programs (which is partially offset in Depreciation and Amortization).

•	An increase of $6 million due to a bill stabilization adjustment.

•	An increase of $6 million in transmission revenue due to higher rates effective June 2014 and June 2015 related to increases in transmission plant investment and operating expenses, partially offset by the establishment of a reserve related to the FERC ROE challenges.

Default Electricity Supply

	2015	2014	Change
Default Electricity Supply Revenue
Residential	$555	$527	$28
Commercial and industrial	213	251	(38)
Other	21	20	1

Total Default Electricity Supply Revenue	$789	$798	$(9)

	2015	2014	Change
Default Electricity Supply Sales (GWh)
Residential	6,505	6,027	478
Commercial and industrial	2,638	2,993	(355)
Other	5	6	(1)

Total Default Electricity Supply Sales	9,148	9,026	122

PEPCO

	2015	2014	Change
Default Electricity Supply Customers (in thousands)
Residential	624	591	33
Commercial and industrial	45	45	—
Other	—	—	—

Total Default Electricity Supply Customers	669	636	33

Default Electricity Supply Revenue decreased by $9 million primarily due to a decrease of $21 million as a result of lower Default Electricity Supply rates, partially offset by:

•	An increase of $6 million due to higher sales primarily as a result of customer migration from competitive suppliers.

•	An increase of $6 million due to higher sales primarily as a result of warmer weather during the spring and summer months of 2015, as compared to 2014.

The following table shows the percentages of Pepco’s total distribution sales by jurisdiction that are derived from customers receiving Default Electricity Supply from Pepco. Amounts are for the year ended December 31:

	2015	2014
Sales to District of Columbia customers	29%	27%
Sales to Maryland customers	40%	41%

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by Pepco to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy decreased by $8 million to $763 million in 2015 from $771 million in 2014 primarily due to a decrease of $19 million due to lower average electricity costs under Default Electricity Supply contracts, partially offset by:

•	An increase of $5 million primarily due to customer migration from competitive suppliers.

•	An increase of $4 million due to higher electricity sales primarily as a result of warmer weather during the spring and summer months of 2015, as compared to 2014.

•	An increase of $1 million in deferred electricity expense primarily due to higher revenue associated with Default Electricity Supply sales, which resulted in a higher rate of recovery of Default Electricity Supply costs.

PEPCO

Other Operation and Maintenance

Other Operation and Maintenance expense increased by $51 million to $441 million in 2015 from $390 million in 2014 primarily due to:

•	An increase of $19 million due to implementation and support costs related to a new customer information system.

•	An increase of $9 million in environmental remediation costs.

•	An increase of $6 million primarily associated with higher tree trimming and system maintenance costs.

•	An increase of $4 million due to lower capitalized labor in 2015, as compared to 2014.

•	An increase of $3 million due to the 2014 deferral of distribution rate case costs previously charged to Other Operation and Maintenance expense. The deferral was recorded in accordance with a DCPSC rate order issued in March 2014 authorizing the recovery of these costs.

•	An increase of $3 million in customer service costs.

•	An increase of $3 million in bad debt expense.

•	An increase of $2 million in internal and external merger-related integration costs.

The aggregate amount of these increases was partially offset by a $4 million decrease in emergency restoration costs.

The increased costs referred to above for implementation and support of a new customer information system, system maintenance and customer service each involve internal labor costs which reflect a higher level of pension benefit cost in 2015, as compared to 2014.

Depreciation and Amortization

Depreciation and Amortization expense increased by $48 million to $277 million in 2015 from $229 million in 2014 primarily due to:

•	An increase of $38 million in amortization of regulatory assets primarily associated with EmPower Maryland surcharge rate increases effective February 2014 and 2015 (which is offset in Regulated T&D Electric Revenue).

•	An increase of $10 million due to utility plant additions.

Other Taxes

Other Taxes increased by $6 million to $369 million in 2015 from $363 million in 2014. The increase was primarily due to an increase in Maryland property taxes related to an increase in assets.

Gains on Sales of Land

Gains on Sales of Land increased by $46 million in 2015 from zero in 2014. The increase was primarily due to 2015 gains of $46 million ($27 million after-tax) recorded at Pepco associated with the sale of unimproved lands, held as non-utility properties.

PEPCO

Other Income (Expenses)

Other Expenses (which are net of Other Income) increased by $15 million to a net expense of $100 million in 2015 from a net expense of $85 million in 2014. The increase was primarily due to:

•	An increase of $8 million in long-term debt interest expense.

•	A decrease of $9 million in income related to gains recorded in 2014 associated with condemnation awards for certain transmission property.

•	An increase of $2 million in income related to the AFUDC that is applied to construction projects.

Income Tax Expense

Pepco’s income tax expense increased by $6 million to $98 million in 2015 from $92 million in 2014. Pepco’s effective income tax rates for the years ended December 31, 2015 and 2014 were 34.4% and 35.0%, respectively. The decrease in the effective tax rate primarily resulted from an increase in asset removal costs.

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

Information concerning the principal amount and terms of Pepco’s outstanding debt securities, as of December 31, 2015, is set forth in Note (9), “Debt,” to the financial statements of Pepco.

PEPCO

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

Commercial Paper Program

Pepco maintains an ongoing commercial paper program to address its short-term liquidity needs. As of December 31, 2015, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

Pepco had $64 million of commercial paper outstanding at December 31, 2015. The weighted average interest rate for commercial paper issued by Pepco during 2015 was 0.44% and the weighted average maturity of all commercial paper issued by Pepco during 2015 was four days.

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

Preferred Stock

Under its Articles of Incorporation, Pepco is authorized to issue and have outstanding up to 6 million shares of preferred stock in one or more series, with each series having such rights, preferences and limitations, including dividend and voting rights and redemption provisions, as the Board of Directors may establish. As of December 31, 2015 and 2014, there were no shares of Pepco preferred stock outstanding.

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

Capital Expenditures

Pepco’s capital expenditures for the year ended December 31, 2015 were $544 million. These expenditures were primarily related to capital costs associated with distribution and transmission services. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to Pepco when the assets are placed in service.

PEPCO

Pepco’s projected capital expenditures for the five-year period from 2016 through 2020 are summarized below. Pepco expects to fund these expenditures through internally generated cash, external financing and capital contributions from PHI.

	For the Year Ended December 31,
	2016	2017	2018	2019	2020	Total
	(millions of dollars)
Pepco
Distribution	$516	$589	$608	$522	$526	$2,761
Transmission	155	165	207	235	125	887
Other	49	31	22	24	22	148

Total Pepco	$720	$785	$837	$781	$673	$3,796

Pepco has several construction projects within its service territory where performance has been subcontracted to Pepco Energy Services. Pepco guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for these projects. These guarantees totaled $40 million at December 31, 2015.

District of Columbia Power Line Undergrounding Initiative

In May 2014, the Council of the District of Columbia enacted the Improvement Financing Act, which provides enabling legislation for the DC PLUG initiative. This $1 billion initiative seeks to selectively place underground some of the District of Columbia’s most outage-prone power lines, which lines and surrounding conduit would be owned and maintained by Pepco. A more detailed discussion of the Improvement Financing Act is provided in Note (6), “Regulatory Matters — District of Columbia Power Line Undergrounding Initiative,” to the financial statements of Pepco.

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

During 2010, Pepco and the DOE signed agreements formalizing Pepco’s $149 million share of the $168 million award. Of the $149 million, $118 million was offset against smart grid-related capital expenditures of Pepco. The remaining $31 million was used to offset incremental expenditures associated with direct load control and other programs, which were deferred as regulatory assets. As of December 31, 2015, Pepco has received all of its DOE award payments.

The IRS has announced that, to the extent these grants are expended on capital items, they will not be considered taxable income.

PEPCO

Pension and Other Postretirement Benefit Plans

Pepco participates in pension and OPEB plans sponsored by PHI for its employees. Pepco made no contributions to the PHI Retirement Plan during 2015 and 2014. In 2015 and 2014, Pepco contributed $2 million and $1 million, respectively, to the other postretirement benefit plan.

DPL

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Delmarva Power & Light Company

DPL meets the conditions set forth in General Instruction I(1)(a) and (b) to Form 10-K, and accordingly information otherwise required under this Item has been omitted in accordance with General Instruction I(2)(a) to Form 10-K.

General Overview

DPL is engaged in the transmission and distribution of electricity in portions of Delaware and Maryland. DPL also provides Default Electricity Supply. DPL’s electricity distribution service territory covers approximately 5,000 square miles and, as of December 31, 2015, had a population of approximately 1.4 million. As of December 31, 2015, approximately 65% of delivered electricity sales were to Delaware customers and approximately 35% were to Maryland customers. In northern Delaware, DPL also supplies and distributes natural gas to retail customers and provides transportation-only services to retail customers who purchase natural gas from other suppliers. DPL’s natural gas distribution service territory covers approximately 275 square miles and, as of December 31, 2015, had a population of approximately 0.6 million.

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

DPL

Utility Capital Expenditures

DPL allocates a substantial portion of its total capital expenditures to improving the reliability of its electrical transmission and distribution systems and replacing aging infrastructure throughout its service territories. These activities include one or more of the following:

•	Identifying and upgrading under-performing feeders;

•	Adding new facilities to support load;

•	Installing distribution automation systems on both the overhead and underground network systems;

•	Rejuvenating and replacing underground residential cables; and

•	Replacing equipment at the end of its useful life.

DPL’s capital expenditures for continuing reliability enhancement efforts are included in the table of projected capital expenditures within “– Capital Requirements – Capital Expenditures” below.

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

As further described in PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation,” PHI entered into the Merger Agreement with Exelon and Merger Sub in April 2014. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, DPL may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings. To date, DPL has not requested such consent from Exelon and accordingly, no new distribution base rate cases have been filed since entering into the Merger Agreement. Accordingly, DPL’s efforts to mitigate regulatory lag have been delayed pending the closing of the Merger or the termination of the Merger Agreement.

Transmission ROE Challenges

For information about the challenges to DPL’s base ROE and the application of the formula rate process, each associated with the transmission services it provides, please refer to Note (7), “Regulatory Matters – Rate Proceedings – FERC Transmission ROE Challenges,” to the financial statements of DPL.

DPL

Earnings Overview

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

DPL’s net income for the year ended December 31, 2015 was $76 million compared to $104 million for the year ended December 31, 2014. The $28 million decrease in earnings was primarily due to the following:

•	A decrease of $22 million due to higher operation and maintenance expense primarily related to the implementation of a new customer information system, higher bad debt expense, higher tree trimming and system maintenance costs, higher customer service costs and higher environmental remediation costs.

•	A decrease of $6 million due to higher depreciation and amortization expense primarily resulting from increases in plant investment.

•	A decrease of $3 million from income tax adjustments, primarily related to the Global Tax Settlement.

•	A decrease of $2 million from higher property taxes.

•	A decrease of $1 million due to higher long-term debt interest expense.

•	An increase of $4 million in transmission revenue resulting from a change in FERC formula rates, partially offset by an increase in refund reserves related to the FERC ROE challenges.

•	An increase of $4 million from other distribution revenue, primarily due to customer growth and rate mix.

Results of Operations

The following results of operations discussion compares the year ended December 31, 2015 to the year ended December 31, 2014. All amounts in the tables (except sales and customers) are in millions of dollars.

A condensed summary of DPL’s statement of income for the year ended December 31, 2015 compared to the year ended December 31, 2014, is set forth in the table below:

	2015	2014	Change
Operating revenue	$1,318	$1,293	$25

Purchased energy	568	546	22
Gas purchased	79	104	(25)
Other operation and maintenance	306	269	37
Depreciation and amortization	153	125	28
Other taxes	47	42	5

Total operating expenses	1,153	1,086	67

Operating income	165	207	(42)
Other income (expenses)	(40)	(38)	(2)

Income before income tax expense	125	169	(44)
Income tax expense	49	65	(16)

Net income	$76	$104	$(28)

DPL

Electric Operating Revenue

	2015	2014	Change
Regulated T&D Electric Revenue	$591	$559	$32
Default Electricity Supply Revenue	551	527	24
Other Electric Revenue	11	13	(2)

Total Electric Operating Revenue	$1,153	$1,099	$54

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

Regulated T&D Electric

	2015	2014	Change
Regulated T&D Electric Revenue
Residential	$263	$251	$12
Commercial and industrial	174	156	18
Transmission and other	154	152	2

Total Regulated T&D Electric Revenue	$591	$559	$32

	2015	2014	Change
Regulated T&D Electric Sales (GWh)
Residential	5,337	5,188	149
Commercial and industrial	7,092	7,178	(86)
Transmission and other	45	47	(2)

Total Regulated T&D Electric Sales	12,474	12,413	61

	2015	2014	Change
Regulated T&D Electric Customers (in thousands)
Residential	453	449	4
Commercial and industrial	61	60	1
Transmission and other	1	1	—

Total Regulated T&D Electric Customers	515	510	5

DPL

Regulated T&D Electric Revenue increased by $32 million primarily due to:

•	An increase of $16 million primarily due to EmPower Maryland rate increases effective February 2014 and 2015 (which is substantially offset by a corresponding increase in Depreciation and Amortization).

•	An increase of $8 million primarily due to rate increases effective June 2014 and June 2015 associated with the Renewable Portfolio Surcharge in Delaware (which is substantially offset in Fuel and Purchased Energy and Depreciation and Amortization).

•	An increase of $8 million in transmission revenue resulting from higher rates effective June 2014 and June 2015 related to increases in transmission plant investment and operating expenses, partially offset by the establishment of a reserve related to the FERC ROE challenges.

•	An increase of $3 million due to higher sales primarily as a result of warmer weather during the spring and summer months of 2015, as compared to 2014.

•	An increase of $3 million due to a Maryland bill stabilization adjustment.

The aggregate amount of these increases was partially offset by a decrease of $6 million in revenue related to the resale by DPL of renewable energy to PJM (which is substantially offset in Purchased Energy and Depreciation and Amortization).

Default Electricity Supply

	2015	2014	Change
Default Electricity Supply Revenue
Residential	$418	$402	$16
Commercial and industrial	120	112	8
Other	13	13	—

Total Default Electricity Supply Revenue	$551	$527	$24

	2015	2014	Change
Default Electricity Supply Sales (GWh)
Residential	4,610	4,420	190
Commercial and industrial	1,476	1,371	105
Other	25	26	(1)

Total Default Electricity Supply Sales	6,111	5,817	294

	2015	2014	Change
Default Electricity Supply Customers (in thousands)
Residential	397	392	5
Commercial and industrial	40	40	—
Other	—	—	—

Total Default Electricity Supply Customers	437	432	5

DPL

Default Supply Revenue increased by $24 million primarily due to:

•	An increase of $22 million due to higher sales primarily as a result of customer migration from competitive suppliers.

•	An increase of $4 million due to higher sales primarily as a result of warmer weather during the spring and summer months of 2015, as compared to 2014.

The aggregate amount of these increases was partially offset by a decrease of $3 million as a result of lower Default Electricity Supply rates.

The following table shows the percentages of DPL’s total distribution sales by jurisdiction that are derived from customers receiving Default Electricity Supply from DPL. Amounts are for the years ended December 31:

	2015	2014
Sales to Delaware customers	47%	44%
Sales to Maryland customers	53%	51%

Natural Gas Operating Revenue

	2015	2014	Change
Regulated Gas Revenue	$154	$176	$(22)
Other Gas Revenue	11	18	(7)

Total Natural Gas Operating Revenue	$165	$194	$(29)

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

Regulated Gas

	2015	2014	Change
Regulated Gas Revenue
Residential	$94	$106	$(12)
Commercial and industrial	49	59	(10)
Transportation and other	11	11	—

Total Regulated Gas Revenue	$154	$176	$(22)

	2015	2014	Change
Regulated Gas Sales (million cubic feet)
Residential	8,020	8,550	(530)
Commercial and industrial	5,796	6,063	(267)
Transportation and other	6,193	6,418	(225)

Total Regulated Gas Sales	20,009	21,031	(1,022)

DPL

	2015	2014	Change
Regulated Gas Customers (in thousands)
Residential	120	118	2
Commercial and industrial	10	10	—
Transportation and other	—	—	—

Total Regulated Gas Customers	130	128	2

Regulated Gas Revenue decreased by $22 million primarily due to:

•	A decrease of $11 million due to lower sales as a result of warmer weather primarily during the fourth quarter of 2015, as compared to 2014.

•	A decrease of $11 million due to GCR decreases effective November 2014 and November 2015.

Other Gas Revenue

Other Gas Revenue decreased by $7 million primarily due to lower volumes and lower average prices for off-system sales to electric generators and gas marketers.

Operating Expenses

Purchased Energy consists of the cost of electricity purchased by DPL to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy increased by $22 million to $568 million in 2015 from $546 million in 2014 primarily due to:

•	An increase of $19 million primarily due to customer migration from competitive suppliers.

•	An increase of $8 million in deferred electric expense primarily due to higher Default Electricity Supply rates, which resulted in a higher rate of recovery of Default Electricity Supply costs.

•	An increase of $4 million due to higher electricity sales primarily as a result of warmer weather during the spring and summer months of 2015, as compared to 2014.

The aggregate amount of these increases was partially offset by a decrease of $8 million in due to higher average electricity costs under Default Electricity Supply contracts.

Gas Purchased

Gas Purchased expense consists of the cost of gas purchased by DPL to fulfill its obligation to regulated gas customers and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of gas purchased for off-system sales. Total Gas Purchased expense decreased by $25 million to $79 million in 2015 from $104 million in 2014 primarily due to the following:

•	A decrease of $26 million in the cost of gas purchases for on-system sales as a result of lower prices.

•	A decrease of $6 million in the cost of gas purchases for off-system sales as a result of lower volumes and lower average prices.

The aggregate amount of these decreases was partially offset by an increase of $8 million from the settlement of financial hedges entered into as part of DPL’s hedge program for the purchase of regulated natural gas.

DPL

Other Operation and Maintenance

Other Operation and Maintenance expense increased by $37 million to $306 million in 2015 from $269 million in 2014 primarily due to:

•	An increase of $10 million due to implementation and support costs related to a new customer information system.

•	An increase of $6 million in bad debt expense, of which $1 million is deferred and recoverable.

•	An increase of $6 million associated with higher tree trimming and system maintenance costs.

•	An increase of $4 million in customer service costs.

•	An increase of $3 million in environmental remediation costs.

•	An increase of $2 primarily due to cancelled construction projects.

•	An increase of $1 million in internal and external merger-related integration costs.

•	An increase of $1 million primarily due to an increase in incremental storm costs related to a severe storm with damaging winds and heavy rains in DPL’s Maryland jurisdiction on June 23, 2015. The storm resulted in widespread customer outages and caused damage to the electric transmission and distribution systems. Total incremental storm restoration costs incurred by DPL for the storm through December 31, 2015 were $4 million, with $2 million incurred for repair work and $2 million incurred as capital expenditures. Costs incurred for repair work of $1 million were deferred as regulatory assets to reflect the probable recovery of these costs in Maryland, and $1 million was charged to Other Operation and Maintenance expense. DPL intends to pursue recovery of these incremental storm restoration costs in its next electric distribution base rate cases.

The increased costs referred to above for implementation and support of a new customer information system, system maintenance, customer service and storm restoration each involve internal labor costs which reflect a higher level of pension benefit cost in 2015, as compared to 2014.

Depreciation and Amortization

Depreciation and Amortization expense increased by $28 million to $153 million in 2015 from $125 million in 2014 primarily due to:

•	An increase of $14 million in amortization of regulatory assets primarily associated with EmPower Maryland surcharge rate increases effective February 2014 and 2015 (which is offset in Regulated T&D Electric Revenue).

•	An increase of $9 million due to utility plant additions.

•	An increase of $3 million in the Delaware Renewable Energy Portfolio Standards deferral (which is substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

•	An increase of $1 million in amortization of regulatory assets primarily related to recoverable major storm costs and rate case costs.

DPL

Other Taxes

Other Taxes increased by $5 million to $47 million in 2015 from $42 million in 2014. The increase was primarily due to:

•	An increase of $4 million in property taxes related to an increase in assets.

•	An increase of $1 million in utility taxes that are collected and passed through by DPL (substantially offset by a corresponding increase in Regulated T&D Electric Revenue).

Other Income (Expenses)

Other Expenses (which are net of Other Income) increased by $2 million to a net expense of $40 million in 2015 from a net expense of $38 million in 2014. The increase is primarily due to a $1 million increase in long-term debt interest expense and a $1 million decrease in income related to the AFUDC that is applied to construction projects.

Income Tax Expense

DPL’s income tax expense decreased by $16 million to $49 million in 2015 from $65 million in 2014. DPL’s effective income tax rates for the years ended December 31, 2015 and 2014 were 39.2% and 38.5%, respectively. The increase in the effective tax rate primarily resulted from the net tax charges associated with the Global Tax Settlement as described in Note (11), “Income Taxes,” to the financial statements of DPL.

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

Information concerning the principal amount and terms of DPL’s outstanding First Mortgage Bonds, senior notes, medium-term notes and tax-exempt bonds issued for the benefit of DPL, as of December 31, 2015, is set forth in Note (10), “Debt,” to the financial statements of DPL.

DPL

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

Commercial Paper Program

DPL maintains an ongoing commercial paper program to address its short-term liquidity needs. As of December 31, 2015, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

DPL had $105 million of commercial paper outstanding at December 31, 2015. The weighted average interest rate for commercial paper issued by DPL during 2015 was 0.47% and the weighted average maturity of all commercial paper issued by DPL during 2015 was four days.

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

Capital Expenditures

DPL’s capital expenditures for the year ended December 31, 2015 were $352 million. These expenditures were primarily related to capital costs associated with distribution and transmission services. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to DPL when the assets are placed in service.

DPL

DPL’s projected capital expenditures for the five-year period from 2016 through 2020 are summarized below. DPL expects to fund these expenditures through internally generated cash, external financing and capital contributions from PHI.

	For the Year Ended December 31,
	2016	2017	2018	2019	2020	Total
	(millions of dollars)
DPL
Distribution	$157	$153	$153	$148	$156	$767
Transmission	136	123	146	66	53	524
Gas Delivery	32	35	36	38	40	181
Other	34	26	24	21	20	125

Total DPL	$359	$337	$359	$273	$269	$1,597

Transmission and Distribution

The projected capital expenditures listed in the table above for distribution, transmission and gas delivery are primarily for facility replacements and upgrades to accommodate customer growth and service reliability, including capital expenditures for reliability enhancement efforts.

Pension and Other Postretirement Benefit Plans

DPL participates in pension and OPEB plans sponsored by PHI for its employees. DPL made no contributions to the PHI Retirement Plan during 2015 and 2014. In 2015 and 2014, DPL made no contributions to the other postretirement benefit plan.

ACE

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Atlantic City Electric Company

ACE meets the conditions set forth in General Instruction I(1)(a) and (b) to Form 10-K, and accordingly information otherwise required under this Item has been omitted in accordance with General Instruction I(2)(a) to Form 10-K.

General Overview

ACE is engaged in the transmission and distribution of electricity in portions of southern New Jersey. ACE also provides Default Electricity Supply. Default Electricity Supply is known as BGS in New Jersey. ACE’s service territory covers approximately 2,700 square miles and, as of December 31, 2015, had a population of approximately 1.1 million.

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

Utility Capital Expenditures

ACE allocates a substantial portion of its total capital expenditures to improving the reliability of its electrical transmission and distribution systems and replacing aging infrastructure throughout its service territory. These activities include one or more of the following:

•	Identifying and upgrading under-performing feeders;

•	Adding new facilities to support load;

•	Installing distribution automation systems on both the overhead and underground network systems;

•	Rejuvenating and replacing underground residential cables; and

•	Replacing equipment at the end of its useful life.

ACE’s capital expenditures for continuing reliability enhancement efforts are included in the table of projected capital expenditures within “– Capital Requirements – Capital Expenditures” below.

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

ACE

As further described in PHI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview – Agreement and Plan of Merger with Exelon Corporation,” PHI entered into the Merger Agreement with Exelon and Merger Sub in April 2014. Subject to certain exceptions, prior to the Merger or the termination of the Merger Agreement, ACE may not, without the consent of Exelon, initiate, file or pursue any rate cases, other than concluding pending filings. To date, ACE has not requested such consent from Exelon and accordingly, no new distribution base rate cases have been filed since entering into the Merger Agreement. Accordingly, ACE’s efforts to mitigate regulatory lag have been delayed pending the closing of the Merger or the termination of the Merger Agreement.

Transmission ROE Challenges

For information about the challenges to ACE’s base ROE and the application of the formula rate process, each associated with the transmission services it provides, please refer to Note (6), “Regulatory Matters – Rate Proceedings – FERC Transmission ROE Challenges,” to the consolidated financial statements of ACE.

Earnings Overview

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

ACE’s consolidated net income for the year ended December 31, 2015 was $38 million compared to $45 million for the year ended December 31, 2014. The $7 million decrease in earnings was primarily due to the following:

•	A decrease of $14 million due to higher operation and maintenance expense primarily related to the implementation of a new customer information system, higher bad debt expense, higher storm restoration costs and higher customer service costs.

•	A decrease of $5 million from income tax adjustments, primarily related to the Global Tax Settlement.

•	A decrease of $3 million due to higher depreciation and amortization expense primarily resulting from increases in plant investment.

•	A decrease of $1 million due to an increase in refund reserves related to the FERC ROE challenges, partially offset by a change in FERC formula rates.

•	An increase of $10 million from an electric distribution base rate increase in 2014 in New Jersey.

•	An increase of $6 million from other distribution revenue primarily due to the effect of warmer weather during the spring and summer months of 2015, as compared to 2014.

ACE

Results of Operations

The following results of operations discussion compares the year ended December 31, 2015 to the year ended December 31, 2014. All amounts in the tables (except sales and customers) are in millions of dollars.

A condensed summary of ACE’s consolidated statement of income for the year ended December 31, 2015 compared to the year ended December 31, 2014, is set forth in the table below:

	2015	2014	Change
Operating revenue	$1,298	$1,213	$85

Purchased energy	685	653	32
Other operation and maintenance	272	246	26
Depreciation and amortization	176	157	19
Other taxes	5	2	3
Deferred electric service costs	30	20	10

Total operating expenses	1,168	1,078	90

Operating income	130	135	(5)
Other income (expenses)	(61)	(62)	1

Income before income tax expense	69	73	(4)
Income tax expense	31	28	3

Consolidated Net Income	$38	$45	$(7)

Operating Revenue

	2015	2014	Change
Regulated T&D Electric Revenue	$475	$449	$26
Default Electricity Supply Revenue	811	751	60
Other Electric Revenue	12	13	(1)

Total Operating Revenue	$1,298	$1,213	$85

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

ACE

Regulated T&D Electric

	2015	2014	Change
Regulated T&D Electric Revenue
Residential	$218	$198	$20
Commercial and industrial	158	152	6
Transmission and other	99	99	—

Total Regulated T&D Electric Revenue	$475	$449	$26

	2015	2014	Change
Regulated T&D Electric Sales (GWh)
Residential	4,322	4,087	235
Commercial and industrial	4,882	4,916	(34)
Transmission and other	45	48	(3)

Total Regulated T&D Electric Sales	9,249	9,051	198

	2015	2014	Change
Regulated T&D Electric Customers (in thousands)
Residential	482	480	2
Commercial and industrial	64	65	(1)
Transmission and other	1	1	—

Total Regulated T&D Electric Customers	547	546	1

Regulated T&D Electric Revenue increased by $26 million primarily due to:

•	An increase of $17 million due to an electric distribution rate increase effective September 2014.

•	An increase of $9 million due to higher sales primarily as a result of warmer weather during the spring and summer months of 2015, as compared to 2014.

The aggregate amount of these increases was partially offset by a decrease of $1 million in transmission revenue due to the establishment of a reserve related to the FERC ROE challenges, partially offset by higher rates effective June 1, 2014 and June 1, 2015 related to increases in transmission plant investment and operating expenses.

Default Electricity Supply

	2015	2014	Change
Default Electricity Supply Revenue
Residential	$472	$383	$89
Commercial and industrial	229	190	39
Other	110	178	(68)

Total Default Electricity Supply Revenue	$811	$751	$60

Other Default Electricity Supply Revenue consists primarily of (i) revenue from the resale in the PJM RTO market of energy and capacity purchased under contracts with unaffiliated NUGs and (ii) revenue from transmission enhancement credits.

ACE

	2015	2014	Change
Default Electricity Supply Sales (GWh)
Residential	3,746	3,404	342
Commercial and industrial	1,365	1,056	309
Other	16	12	4

Total Default Electricity Supply Sales	5,127	4,472	655

	2015	2014	Change
Default Electricity Supply Customers (in thousands)
Residential	425	414	11
Commercial and industrial	44	44	—
Other	—	—	—

Total Default Electricity Supply Customers	469	458	11

Default Electricity Supply Revenue increased by $60 million primarily due to:

•	An increase of $59 million due to higher sales primarily as a result of customer migration from competitive suppliers.

•	An increase of $53 million as a result of higher Default Electricity Supply rates.

•	An increase of $16 million due to higher sales primarily as a result of warmer weather during the spring and summer months of 2015, as compared to 2014.

The aggregate amount of these increases was partially offset by a decrease of $70 million in wholesale energy and capacity resale revenues primarily due to lower market prices for the resale of electricity and capacity purchased from NUGs.

The variances described above with respect to Default Electricity Supply Revenue include the effects of a decrease of $2 million in ACE’s BGS unbilled revenue resulting primarily from lower average customer usage in the unbilled revenue period for the year ended December 31, 2015 as compared to the corresponding period in 2014. Such a decrease in ACE’s BGS unbilled revenue has the effect of directly decreasing the profitability of ACE’s Default Electricity Supply business ($1 million decrease in net income) as these unbilled revenues are not included in the deferral calculation until they are billed to customers under the BGS terms approved by the NJBPU.

For the year ended December 31, 2015 and 2014, the percentages of ACE’s total distribution sales that are derived from customers receiving Default Electricity Supply are 55% and 49%, respectively.

Operating Expenses

Purchased Energy

Purchased Energy consists of the cost of electricity purchased by ACE to fulfill its Default Electricity Supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased Energy increased by $32 million to $685 million in 2015 from $653 million in 2014 primarily due to:

•	An increase of $34 million primarily due to customer migration from competitive suppliers.

•	An increase of $11 million due to higher electricity sales primarily as a result of warmer weather during the spring and summer months of 2015, as compared to 2014.

The aggregate amount of these increases was partially offset by a decrease of $14 million due to lower average electricity costs under BGS contracts.

ACE

Other Operation and Maintenance

Other Operation and Maintenance expense increased by $26 million to $272 million in 2015 from $246 million in 2014 primarily due to:

•	An increase of $11 million due to implementation and support costs related to a new customer information system.

•	An increase of $6 million in bad debt expense that is deferred and recoverable.

•	An increase of $6 million in storm restoration costs.

•	An increase of $4 million in customer service costs.

•	An increase of $3 million in tree trimming and system maintenance costs.

•	An increase of $1 million in internal and external merger-related integration costs.

The aggregate amount of these increases was partially offset by:

•	A decrease of $3 million due to adjustments of self-insurance reserves for general liability claims.

•	A decrease of $3 million due to the 2014 write-off of unrecoverable regulatory assets previously established in connection with the sale of certain generation assets.

On June 23, 2015, ACE’s service territory was affected by a severe storm with damaging winds and heavy rains. This storm resulted in widespread customer outages and caused damage to the electric transmission and distribution systems. Total incremental storm restoration costs incurred by ACE for the storm through December 31, 2015 were $36 million, with $13 million incurred for repair work and $23 million incurred as capital expenditures. Costs incurred for repair work of $13 million were deferred as regulatory assets to reflect the probable recovery of these costs in New Jersey. ACE intends to pursue recovery of these incremental storm restoration costs in its next electric distribution base rate case.

The increased costs referred to above for implementation and support of a new customer information system, system maintenance, storm restoration and customer service each involve internal labor costs which reflect a higher level of pension benefit cost in 2015, as compared to 2014.

Depreciation and Amortization

Depreciation and Amortization expense increased by $19 million to $176 million in 2015 from $157 million in 2014 primarily due to:

•	An increase of $15 million in amortization of stranded costs primarily as the result of higher revenue due to a rate increase effective October 2014 for the ACE Market Transition Tax (partially offset in Default Electricity Supply Revenue).

•	An increase of $4 million due to utility plant additions.

ACE

Other Taxes

Other Taxes increased by $3 million to $5 million in 2015 from $2 million in 2014. The increase was primarily due to an increase in the New Jersey Use Tax.

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

Deferred Electric Service Costs increased by $10 million to an expense of $30 million in 2015 as compared to an expense of $20 million in 2014, primarily due to an increase in deferred electricity expense as a result of higher Default Electricity Supply revenue rates.

Other Income (Expenses)

Other Expenses (which are net of Other Income) decreased by $1 million to a net expense of $61 million in 2015 from a net expense of $62 million in 2014. The decrease was primarily due to an increase in income related to a higher income tax component of contributions in aid of construction resulting from a higher level of customer requested construction activity.

Income Tax Expense

ACE’s consolidated income tax expense increased by $3 million to $31 million in 2015 from $28 million in 2014. ACE’s consolidated effective income tax rates for the years ended December 31, 2015 and 2014 were 44.9% and 38.4%, respectively. The increase in the effective tax rate primarily resulted from the net tax charges associated with the Global Tax Settlement.

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

ACE

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

Information concerning the principal amount and terms of ACE’s outstanding First Mortgage Bonds, senior notes and tax-exempt bonds issued for the benefit of ACE, as of December 31, 2015, is set forth in Note (9), “Debt,” to the consolidated financial statements of ACE.

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

Commercial Paper Program

ACE maintains an ongoing commercial paper program to address its short-term liquidity needs. As of December 31, 2015, the maximum capacity available under the program was $350 million, subject to available borrowing capacity under the credit facility.

ACE had $5 million of commercial paper outstanding at December 31, 2015. The weighted average interest rate for commercial paper issued by ACE during 2015 was 0.46% and the weighted average maturity of all commercial paper issued by ACE during 2015 was six days.

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

Preferred Stock

Under its Certificate of Incorporation, ACE is authorized to issue and have outstanding up to (i) 799,979 shares of Cumulative Preferred Stock, (ii) 2 million shares of No Par Preferred Stock and (iii) 3 million shares of Preference Stock, each such type of preferred stock having such terms and conditions as are set forth in or authorized by the Certificate of Incorporation. As of December 31, 2015 and 2014, ACE had no shares of preferred stock outstanding.

ACE

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

State corporate laws impose limitations on the funds that can be used to pay dividends. In addition, ACE must obtain the approval of the NJBPU before dividends can be paid if its equity as a percent of its total capitalization, excluding securitization debt, falls below 30%. As of December 31, 2015, ACE complied with this requirement without the need to seek approval of the NJBPU.

Capital Expenditures

ACE’s capital expenditures for the year ended December 31, 2015 were $300 million. These expenditures were primarily related to capital costs associated with distribution and transmission services. The expenditures also include an allocation by PHI of hardware and software expenditures that primarily benefit Power Delivery and are allocated to ACE when the assets are placed in service.

ACE’s projected capital expenditures for the five-year period from 2016 through 2020 are summarized below. ACE expects to fund these expenditures through internally generated cash, external financing and capital contributions from PHI.

	For the Year Ended December 31,
	2016	2017	2018	2019	2020	Total
	(millions of dollars)
ACE
Distribution	$125	$132	$133	$131	$133	$654
Transmission	165	152	151	97	78	643
Other	26	23	20	11	14	94

Total ACE	$316	$307	$304	$239	$225	$1,391

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

During 2010, ACE and the DOE signed agreements formalizing ACE’s $19 million share of the $168 million award. Of the $19 million, $12 million was offset against smart grid-related capital expenditures of ACE. The remaining $7 million was used to offset incremental expenditures associated with direct load control and other programs, which were deferred as regulatory assets. As of December 31, 2015, ACE has received all of its DOE award payments.

The IRS has announced that, to the extent these grants are expended on capital items, they will not be considered taxable income.

ACE

Pension and Other Postretirement Benefit Plans

ACE participates in pension and OPEB plans sponsored by PHI for its employees. ACE made no contributions to the PHI Retirement Plan during 2015 and 2014. In 2015 and 2014, ACE contributed $3 million in each year to the other postretirement benefit plan.

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

Pepco Holdings, Inc.

Interest Rate Risk

Pepco Holdings’ and its subsidiaries’ variable or floating rate debt is subject to the risk of fluctuating interest rates in the normal course of business. Pepco Holdings manages interest rate risk through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term and variable rate debt was $1 million as of December 31, 2015.

Potomac Electric Power Company

Interest Rate Risk

Pepco’s debt is subject to the risk of fluctuating interest rates in the normal course of business. Pepco manages interest rate risk through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term debt and variable rate debt was less than $1 million as of December 31, 2015.

Delmarva Power & Light Company

Commodity Price Risk

DPL uses derivative instruments (for example, forward contracts, futures, swaps, and exchange-traded and over-the-counter options) primarily to reduce natural gas commodity price volatility. DPL also manages commodity risk with capacity contracts that do not meet the definition of derivatives. The primary goal of these activities is to reduce the exposure of its regulated retail natural gas customers to natural gas price spikes. All premiums paid and other transaction costs incurred as part of DPL’s natural gas hedging activity, in addition to all gains and losses on the natural gas hedging activity, are fully recoverable through the GCR clause included in DPL’s natural gas tariff rates approved by the DPSC and are deferred until recovered. At December 31, 2015 and 2014, after the effects of cash collateral and netting of derivative assets and liabilities available to be offset under master netting arrangements, DPL had no net derivative assets or liabilities.

Interest Rate Risk

DPL’s debt is subject to the risk of fluctuating interest rates in the normal course of business. DPL manages interest rate risk through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term debt and variable rate debt was less than $1 million as of December 31, 2015.

Atlantic City Electric Company

Interest Rate Risk

ACE’s debt is subject to the risk of fluctuating interest rates in the normal course of business. ACE manages interest rate risk through the use of fixed and, to a lesser extent, variable rate debt. The effect of a hypothetical 10% change in interest rates on the annual interest costs for short-term debt and variable rate debt was less than $1 million as of December 31, 2015.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed below is a table that sets forth, for each registrant, the page number where the information is contained herein.

	Registrants
Item	Pepco Holdings	Pepco *	DPL *	ACE
Management’s Report on Internal Control Over Financial Reporting	136	230	273	314

Report of Independent Registered Public Accounting Firm	137	231	274	315

Consolidated Statements of Income (Loss)	139	232	275	316

Consolidated Statements of Comprehensive Income (Loss)	140	N/A	N/A	N/A

Consolidated Balance Sheets	141	233	276	317

Consolidated Statements of Cash Flows	143	235	278	319

Consolidated Statements of Equity	144	236	279	320

Notes to Consolidated Financial Statements	145	237	280	321

*	Pepco and DPL have no operating subsidiaries and, therefore, their financial statements are not consolidated.

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

Management of Pepco Holdings assessed Pepco Holdings’ internal control over financial reporting as of December 31, 2015 based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the management of Pepco Holdings concluded that Pepco Holdings’ internal control over financial reporting was effective as of December 31, 2015.

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

PEPCO HOLDINGS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Pepco Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Pepco Holdings, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Washington, D.C.

February 18, 2016

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the Year Ended December 31,	2015	2014	2013
	(millions of dollars, except per share data)

Operating Revenue	$5,023	$4,878	$4,666

Operating Expenses
Fuel and purchased energy	2,097	2,080	2,070
Other services cost of sales	175	207	146
Other operation and maintenance	1,016	924	851
Depreciation and amortization	651	549	473
Other taxes	427	413	428
Deferred electric service costs	30	20	26
Impairment losses	—	81	4
Gains on sales of land	(46)	—	—

Total Operating Expenses	4,350	4,274	3,998

Operating Income	673	604	668

Other Income (Expenses)
Interest expense	(280)	(268)	(273)
Gain from equity investments	—	—	2
Other income	54	44	32

Total Other Expenses	(226)	(224)	(239)

Income from Continuing Operations Before Income Tax Expense	447	380	429
Income Tax Expense Related to Continuing Operations	129	138	319

Net Income from Continuing Operations	318	242	110
Income (Loss) from Discontinued Operations, net of Income Taxes	9	—	(322)

Net Income (Loss)	$327	$242	$(212)

Basic Share Information
Weighted average shares outstanding – Basic (millions)	253	251	246

Earnings per share of common stock from Continuing Operations - Basic	$1.25	$0.96	$0.45
Earnings (loss) per share of common stock from Discontinued Operations – Basic	0.04	—	(1.31)

Earnings (loss) per share - Basic	$1.29	$0.96	$(0.86)

Diluted Share Information
Weighted average shares outstanding – Diluted (millions)	254	252	246

Earnings per share of common stock from Continuing Operations - Diluted	$1.25	$0.96	$0.45
Earnings (loss) per share of common stock from Discontinued Operations - Diluted	0.04	—	(1.31)

Earnings (loss) per share - Diluted	$1.29	$0.96	$(0.86)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31,	2015	2014	2013
	(millions of dollars)
Net Income (Loss)	$327	$242	$(212)

Other Comprehensive Income (Loss) from Continuing Operations
Losses on treasury rate locks reclassified into income	1	1	1
Pension and other postretirement benefit plans	15	(20)	13

Other comprehensive income (loss), before income taxes	16	(19)	14
Income tax expense (benefit) related to other comprehensive income	6	(7)	6

Other comprehensive income (loss) from continuing operations, net of income taxes	10	(12)	8
Other Comprehensive Income from Discontinued Operations, Net of Income Taxes	—	—	6

Comprehensive Income (Loss)	$337	$230	$(198)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2015	December 31, 2014
	(millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$25	$14
Restricted cash equivalents	14	25
Accounts receivable, less allowance for uncollectible accounts of $56 million and $40 million, respectively	839	782
Inventories	141	141
Income taxes and related accrued interest receivable	111	9
Prepaid expenses and other	72	63

Total Current Assets	1,202	1,034

OTHER ASSETS
Goodwill	1,406	1,407
Regulatory assets	2,246	2,409
Deferred income tax assets, net	15	17
Income taxes and related accrued interest receivable	6	81
Restricted cash equivalents	18	14
Other	129	121

Total Other Assets	3,820	4,049

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	16,218	15,465
Accumulated depreciation	(4,914)	(4,959)

Net Property, Plant and Equipment	11,304	10,506

TOTAL ASSETS	$16,326	$15,589

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY	December 31, 2015	December 31, 2014
	(millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$1,063	$729
Current portion of long-term debt and project funding	341	431
Accounts payable	175	174
Accrued liabilities	322	313
Capital lease obligations due within one year	11	10
Taxes accrued	51	41
Interest accrued	49	47
Liabilities and accrued interest related to uncertain tax positions	9	6
Other	287	305

Total Current Liabilities	2,308	2,056

DEFERRED CREDITS
Regulatory liabilities	308	343
Deferred income tax liabilities, net	3,393	3,242
Investment tax credits	15	16
Pension benefit obligation	466	396
Other postretirement benefit obligations	215	265
Other	202	195

Total Deferred Credits	4,599	4,457

OTHER LONG-TERM LIABILITIES
Long-term debt	4,656	4,397
Transition bonds issued by ACE Funding	124	170
Long-term project funding	4	8
Capital lease obligations	39	50

Total Other Long-Term Liabilities	4,823	4,625

COMMITMENTS AND CONTINGENCIES (NOTE 16)

PREFERRED STOCK
Series A preferred stock, $.01 par value – 18,000 shares authorized, 18,000 and 12,600 shares outstanding, respectively	183	129

EQUITY
Common stock, $.01 par value – 400,000,000 shares authorized, 254,289,261 and 252,728,684 shares outstanding, respectively	3	3
Premium on stock and other capital contributions	3,829	3,800
Accumulated other comprehensive loss	(36)	(46)
Retained earnings	617	565

Total Equity	4,413	4,322

TOTAL LIABILITIES AND EQUITY	$16,326	$15,589

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,	2015	2014	2013
	(millions of dollars)
OPERATING ACTIVITIES
Net income (loss)	$327	$242	$(212)
(Income) loss income from discontinued operations, net of income taxes	(9)	—	322
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	651	549	473
Deferred income taxes	122	302	458
Gains on sales of land	(46)	—	—
Losses on treasury rate locks reclassified into income	1	1	1
Impairment losses	—	81	4
Increase in fair value of preferred stock derivative	(15)	—	—
Other	(2)	(6)	(13)
Changes in:
Accounts receivable	(56)	48	(46)
Inventories	—	7	5
Prepaid expenses	8	(8)	17
Regulatory assets and liabilities, net	(146)	(216)	(121)
Accounts payable and accrued liabilities	(14)	(22)	1
Pension contributions	—	—	(120)
Pension benefit obligation, excluding contributions	76	48	65
Cash collateral related to derivative activities	2	(9)	31
Income tax-related prepayments, receivables and payables	32	(173)	(182)
Advanced payment made to taxing authority	—	—	(242)
Other assets and liabilities	8	10	9
Net current assets held for disposition or sale	—	—	47

Net Cash From Operating Activities	939	854	497

INVESTING ACTIVITIES
Investment in property, plant and equipment	(1,230)	(1,223)	(1,310)
Department of Energy capital reimbursement awards received	—	4	22
Proceeds from sales of land	54	—	—
Changes in restricted cash equivalents	7	(12)	1
Net other investing activities	8	5	3
Proceeds from discontinued operations, early termination of finance leases held in trust	—	—	873

Net Cash Used By Investing Activities	(1,161)	(1,226)	(411)

FINANCING ACTIVITIES
Dividends paid on common stock	(275)	(272)	(270)
Common stock issued for the Direct Stock Purchase and Dividend Reinvestment Plan (DRP) and employee-related compensation	18	34	50
Issuances of common stock	—	—	324
Issuances of Series A preferred stock	54	126	—
Issuances of long-term debt	558	766	800
Reacquisitions of long-term debt	(420)	(334)	(558)
Issuances (repayments) of short-term debt, net	34	164	(200)
Borrowings under term loans	300	—	250
Repayments of term loans	—	(100)	(450)
Cost of issuances	(7)	(10)	(23)
Net other financing activities	(29)	(11)	(11)

Net Cash From (Used By) Financing Activities	233	363	(88)

Net Increase (Decrease) In Cash and Cash Equivalents	11	(9)	(2)
Cash and Cash Equivalents at Beginning of Year	14	23	25

CASH AND CASH EQUIVALENTS AT END OF YEAR	$25	$14	$23

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $8 million, $8 million and $7 million, respectively)	$268	$257	$260
Cash (received) paid for income taxes	(13)	(2)	228

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PEPCO HOLDINGS

PEPCO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Premium on Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
(millions of dollars, except shares)	Shares	Par Value

Balance as of December 31, 2012	230,015,427	$2	$3,383	$(48)	$1,077	$4,414

Net Loss	—	—	—	—	(212)	(212)
Other comprehensive income	—	—	—	14	—	14
Dividends on common stock ($1.08 per share)	—	—	—	—	(270)	(270)
Issuance of common stock:
Original issue shares, net	18,734,128	1	331	—	—	332
DRP original issue shares	1,575,343	—	30	—	—	30
Net activity related to stock-based awards	—	—	7	—	—	7

Balance as of December 31, 2013	250,324,898	3	3,751	(34)	595	4,315

Net Income	—	—	—	—	242	242
Other comprehensive loss	—	—	—	(12)	—	(12)
Dividends on common stock ($1.08 per share)	—	—	—	—	(272)	(272)
Issuance of common stock:
Original issue shares, net	1,310,276	—	14	—	—	14
DRP original issue shares	1,122,575	—	28	—	—	28
Net activity related to stock-based awards	(29,065)	—	7	—	—	7

Balance as of December 31, 2014	252,728,684	3	3,800	(46)	565	4,322

Net Income	—	—	—	—	327	327
Other comprehensive income	—	—	—	10	—	10
Dividends on common stock ($1.08 per share)	—	—	—	—	(275)	(275)
Issuance of common stock:
Original issue shares, net	1,157,203	—	15	—	—	15
DRP original issue shares	397,939	—	11	—	—	11
Net activity related to stock-based awards	5,435	—	3	—	—	3

Balance as of December 31, 2015	254,289,261	$3	$3,829	$(36)	$617	$4,413

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

In connection with entering into the Merger Agreement, as further described in Note (13), “Preferred Stock,” PHI entered into a Subscription Agreement with Exelon dated April 29, 2014 (the Subscription Agreement), pursuant to which PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million on April 30, 2014. Exelon also committed, pursuant to the

PEPCO HOLDINGS

Subscription Agreement, to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014, January 26, 2015, April 27, 2015 and July 24, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for an aggregate purchase price of $90 million.

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

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015 and, on October 15, 2015, voted to extend the effectiveness of its approval until June 30, 2016. The DPSC approved the Merger on May 19, 2015.

PEPCO HOLDINGS

The waiting period expired under the HSR Act on December 2, 2015, which allows for the closing of the Merger at any time on or before December 1, 2016.

On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, PHI and Exelon announced that they had committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC. In connection with these proceedings, the Maryland Office of People’s Counsel and several other parties to the Merger proceedings filed motions in the Circuit Court for Queen Anne’s County, Maryland, requesting a stay of the MPSC order. On August 7, 2015, the Circuit Court for Queen Anne’s County denied the motions for stay. On January 8, 2016, the Circuit Court affirmed the MPSC’s order in all respects. On January 20 and 22, 2016, respectively, the Maryland Office of People’s Counsel and environmental groups filed notices of appeal of the Circuit Court’s order to the Maryland Court of Special Appeals. Unless a motion to stay is filed and then granted by the court, the MPSC order will remain in effect during the appeals process.

On August 27, 2015, the DCPSC issued a written order denying the application seeking approval of the Merger. On September 28, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, filed an application for reconsideration with the DCPSC requesting reconsideration of the DCPSC order related to the Merger.

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

Also on October 6, 2015, PHI, Exelon and Merger Sub entered into a Letter Agreement (the Letter Agreement), setting forth the terms and conditions under which the parties will file with the DCPSC (a) a Motion of Joint Applicants to Reopen the Record in Formal Case No. 1119 to Allow for Consideration of the DC Settlement Agreement (the Motion to Reopen), or (b) if the Motion to Reopen is not granted, a new merger application, requesting approval of the Merger on the terms and commitments agreed to in the DC Settlement Agreement. Pursuant to the Letter Agreement, PHI and Exelon each agrees, among other things, that neither party will exercise the termination rights each may have under the Merger Agreement on or after October 29, 2015, unless: (i) the DCPSC does not, by November 20, 2015, set a procedural schedule which allows for a final order for approval of the Merger by March 4, 2016, (ii) the DCPSC sets a schedule for action which does not allow for a final order for approval of the Merger by March 4, 2016, (iii) the DCPSC fails to issue a final order approving the Merger and the DC Settlement Agreement as filed without condition or modification by March 4, 2016, (iv) the DCPSC issues a final order denying approval of the Merger or the DC Settlement Agreement or adds conditions or makes modifications to the DC Settlement Agreement, (v) the DC Settlement Agreement is terminated for any reason, or (vi) after March 4, 2016 a condition to closing of the Merger has not been satisfied or waived (other than those conditions that by their nature are to be satisfied at the closing). The Letter Agreement also provides that, subject to certain conditions, Exelon may, following receipt of all regulatory approvals consistent with the DC Settlement Agreement, delay closing of the Merger for up to 30 days to engage in capital markets transactions to raise additional funds required to consummate the Merger.

On October 6, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, filed with the DCPSC the Motion to Reopen requesting consideration of the DC Settlement Agreement and approval of the Merger on such terms and conditions set forth in the DC Settlement Agreement, without condition or modification, and to stay further proceedings on the application for reconsideration filed by the parties on September 28, 2015 and suspend the time period for reconsideration pending the DCPSC’s consideration of the DC Settlement Agreement.

PEPCO HOLDINGS

On October 28, 2015, the DCPSC approved the Motion to Reopen and set a procedural schedule for its review of this matter. Upon completion of the public input and evidentiary hearings, the record was closed as of December 23, 2015. Although District of Columbia law does not impose any time limit on the DCPSC’s review of the Merger, the parties requested a decision by March 4, 2016.

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

Revenue Recognition

Regulated Revenue

Power Delivery recognizes revenue upon distribution of electricity and natural gas to its customers, including unbilled revenue for services rendered but not yet billed. PHI’s unbilled revenue was $139 million and $172 million as of December 31, 2015 and 2014, respectively, and these amounts are included in Accounts receivable. PHI’s utility subsidiaries calculate unbilled revenue using an output-based methodology. This methodology is based on the supply of electricity or natural gas intended for distribution to customers. The unbilled revenue process requires management to make assumptions and judgments about input factors such as customer sales mix, temperature and estimated line losses (estimates of electricity and natural gas expected to be lost in the process of its transmission and distribution to customers). The assumptions and judgments are inherently uncertain and susceptible to change from period to period, and if the actual results differ from the projected results, the impact could be material.

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

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in PHI’s gross revenues were $322 million, $321 million and $346 million for the years ended December 31, 2015, 2014 and 2013, respectively.

PEPCO HOLDINGS

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

PEPCO HOLDINGS

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

Historically, PHI’s compensation awards had included both time-based restricted stock awards that vest over a three-year service period and performance-based restricted stock and restricted stock units that were earned based on performance over a three-year period. Beginning in 2011, stock-based compensation awards have been granted primarily in the form of restricted stock units. Since May 2012, the Board of Directors have been granted an annual time-based restricted stock unit award that vests over one year as part of their compensation. The compensation expense associated with these awards is calculated based on the estimated fair value of the awards at the grant date and is recognized over the service or performance period.

PHI estimates the fair value of performance-based restricted stock unit awards using the Monte Carlo valuation model. These awards include performance conditions based upon PHI’s total stockholder return (TSR) versus a select group of peer companies over a three-year period. The effect of market conditions is considered in determining the awards’ fair value. This model values the specific features of employee share-based awards, including market-based performance conditions.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired at the acquisition date. PHI tests its goodwill for impairment annually as of November 1 and whenever an event occurs or circumstances change in the interim that would more likely than not (that is, a greater than 50% chance) reduce the estimated fair value of a reporting unit below the carrying amount of its net assets. Factors that may result in an interim impairment test include, but are not limited to: a change in the identified reporting units; an adverse change in business conditions; a protracted decline in PHI’s stock price causing market capitalization to fall significantly below book value; an adverse regulatory action; or an impairment of long-lived assets in the reporting unit. PHI performed its most recent annual impairment test as of November 1, 2015, and its goodwill was not impaired as described in Note (6), “Goodwill.”

PEPCO HOLDINGS

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

PEPCO HOLDINGS

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

The annual provision for depreciation on electric and natural gas property, plant and equipment is computed on a straight-line basis using composite rates by classes of depreciable property. Non-operating and other property is generally depreciated on a straight-line basis over the useful lives of the assets. The table below provides system-wide composite annual depreciation rates for the years ended December 31, 2015, 2014 and 2013.

	Transmission and Distribution			Generation
	2015	2014	2013	2015	2014	2013
Pepco	2.3%	2.3%	2.2%	—	—	—
DPL	2.6%	2.6%	2.6%	—	—	—
ACE	2.6%	2.6%	2.8%	—	—	—
Pepco Energy Services	—	—	—	0.6%	1.2%	0.4%

In 2010, subsidiaries of PHI received awards from the U.S. Department of Energy (DOE) under the American Recovery and Reinvestment Act of 2009. Pepco was awarded $149 million from DOE to fund a portion of the costs incurred for the implementation of an advanced metering infrastructure (AMI) system (a system that collects, measures and analyzes energy usage data from advanced digital meters known as smart meters), direct load control, distribution automation and communications infrastructure in its Maryland and District of Columbia service territories. ACE was awarded $19 million from DOE to fund a portion of the costs incurred for the implementation of direct load control, distribution automation and communications infrastructure in its New Jersey service territory. PHI elected to recognize the award proceeds as a reduction in the carrying value of the assets acquired rather than grant income over the service period.

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

PEPCO HOLDINGS

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

Pepco Holdings recorded AFUDC for borrowed funds of $8 million, $7 million and $7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Pepco Holdings recorded amounts for the equity component of AFUDC of $14 million, $13 million and $11 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Asset Removal Costs

In accordance with FASB guidance on regulated operations (ASC 980), asset removal costs are recorded by PHI utility subsidiaries as Regulatory liabilities. At December 31, 2015 and 2014, $211 million and $250 million, respectively, of asset removal costs are included in Regulatory liabilities in the accompanying consolidated balance sheets.

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

Fair Value Measurement (ASC 820)

In May 2015, the FASB issued new disclosure requirements for investment fair values. Under the new requirements, investment fair values based on net asset value (NAV) per share will continue to be disclosed, however, a level will not be assigned to those investment fair values. The new requirements are effective for PHI beginning January 1, 2016, and are required to be implemented on a retrospective basis for all periods presented; however, early adoption is permitted. PHI has elected to early adopt the new guidance and implement the change in accounting principle in the fourth quarter of 2015. The impact of this guidance effected the presentation of certain investments that use NAV per share as a practical expedient in Note (9), “Pension and Other Postretirement Benefits” and had no impact to Note (15), “Fair Value Disclosure,” as the financial instruments measured at fair value on a recurring basis and other financial instruments are not based on NAV.

PEPCO HOLDINGS

Presentation of Debt Issuance Costs (ASC 835)

In April 2015, the FASB issued new guidance for the presentation of debt issuance costs on the balance sheet. Debt issuance costs are currently required to be presented on the balance sheet as assets. However, under the new requirements, these debt issuance costs will be offset against the debt to which the costs relate. The new requirements are effective for PHI beginning January 1, 2016, and are required to be implemented on a retrospective basis for all periods presented; however, early adoption is permitted. PHI has elected to early adopt the new guidance in the fourth quarter of 2015. The table below illustrates the effects of the retrospective application on reported balances in PHI’s consolidated balance sheet as of December 31, 2014.

	December 31, 2014 As Filed	Reclassification ASC 835	December 31, 2014 As Adjusted
	(millions of dollars)
Other (within other assets)	$166	$(45)	$121
Long-term debt	4,441	(44)	4,397
Transition bonds issued by ACE Funding	171	(1)	170

Balance Sheet Classification of Deferred Taxes (ASC 740)

In November 2015, the FASB issued new requirements for the balance sheet classification of deferred taxes. Entities are currently required to present a current and noncurrent deferred tax balance on the balance sheet. Under the new requirements, deferred taxes will only be presented as noncurrent. The new requirements are effective for PHI beginning January 1, 2017, and may be implemented on either a prospective or retrospective basis; however, early adoption is permitted. PHI has elected to early adopt the new guidance on a retrospective basis in the fourth quarter of 2015. The table below illustrates the effects of the retrospective application on reported balances in PHI’s consolidated balance sheet as of December 31, 2014.

	December 31, 2014 As Filed	Reclassification ASC 740	December 31, 2014 As Adjusted

	(millions of dollars)
Deferred income taxes, net (within current assets)	$50	$(50)	$—
Deferred income taxes, net (within other assets)	—	17	17
Other (within current liabilities)	314	(9)	305
Deferred income tax liabilities, net	3,266	(24)	3,242

(4)	RECENTLY ISSUED ACCOUNTING STANDARDS, NOT YET ADOPTED

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

Pepco Holdings’ management has identified its operating segments at December 31, 2015 as Power Delivery and Pepco Energy Services. In the tables below, the Corporate and Other column is included to reconcile the segment data with consolidated data and includes unallocated Pepco Holdings’ (parent company) capital costs, such as financing costs. During 2013, PHI completed the termination of its interests in its cross-border energy lease investments that had been maintained by PHI through its wholly- owned subsidiary, PCI. As a result, the cross-border energy lease investments, which comprised substantially all of the operations of the former Other Non-Regulated segment, have been accounted for as discontinued operations. The remaining operations of the former Other Non-Regulated segment, which no longer meet the definition of a separate segment for financial reporting purposes, have been included in Corporate and Other. Segment financial information for continuing operations at and for the years ended December 31, 2015, 2014 and 2013, is as follows:

	Year Ended December 31, 2015
	Power Delivery		Pepco Energy Services	Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$4,805		$223	$(5)	$5,023
Operating Expenses (b)	4,124	(c)	224	2	4,350
Operating Income (Loss)	681		(1)	(7)	673
Interest Expense	238		—	42	280
Other Income	36		1	17 (d)	54
Income Tax Expense (Benefit) (e)	177		(4)	(44)	129
Net Income from Continuing Operations	302		4	12	318
Total Assets	14,413		221	1,692	16,326
Construction Expenditures	$1,196		$3	$31	$1,230

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(5) million for Operating Revenue, $(4) million for Operating Expenses and $(5) million for Interest Expense.
(b)	Includes depreciation and amortization expense of $651 million, consisting of $606 million for Power Delivery, $4 million for Pepco Energy Services and $41 million for Corporate and Other.
(c)	Includes $46 million ($27 million after-tax) related to gains on sales of land at Pepco.
(d)	Includes $15 million ($10 million after-tax) increase in fair value of preferred stock derivative.
(e)	Includes tax benefit of $3 million for Power Delivery, $1 million for Pepco Energy Services and $43 million for Corporate and Other associated with the Global Tax Settlement.

PEPCO HOLDINGS

	Year Ended December 31, 2014
	Power Delivery	Pepco Energy Services	Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$4,607	$278	$(7)	$4,878
Operating Expenses (b)	3,916	354 (c)	4	4,274
Operating Income (Loss)	691	(76)	(11)	604
Interest Expense	226	1	41	268
Other Income	40	2	2	44
Income Tax Expense (Benefit)	185	(36)	(11)	138
Net Income (Loss) from Continuing Operations	320	(39)	(39)	242
Total Assets	13,636	249	1,704	15,589
Construction Expenditures	$1,144	$3	$76	$1,223

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(7) million for Operating Revenue, $(7) million for Operating Expenses and $(4) million for Interest Expense.
(b)	Includes depreciation and amortization expense of $549 million, consisting of $511 million for Power Delivery, $7 million for Pepco Energy Services and $31 million for Corporate and Other.
(c)	Includes impairment losses of $81 million ($48 million after-tax) associated with Pepco Energy Services’ combined heat and power thermal generating facilities and operations in Atlantic City.

	Year Ended December 31, 2013
	Power Delivery	Pepco Energy Services		Corporate and Other (a)	PHI Consolidated
	(millions of dollars)
Operating Revenue	$4,472	$203		$(9)	$4,666
Operating Expenses (b)	3,828	201	(c)	(31)	3,998
Operating Income	644	2		22	668
Interest Expense	228	1		44	273
Other Income	28	3		3	34
Income Tax Expense (d)	155	1		163 (e)	319
Net Income (Loss) from Continuing Operations	289	3		(182)	110
Total Assets	12,868	337		1,573	14,778
Construction Expenditures	$1,194	$4		$112	$1,310

(a)	Total Assets in this column includes Pepco Holdings’ goodwill balance of $1.4 billion, all of which is allocated to Power Delivery for purposes of assessing impairment. Total assets also include capital expenditures related to certain hardware and software expenditures which primarily benefit Power Delivery. These expenditures are recorded as incurred in Corporate and Other and are allocated to Power Delivery once the assets are placed in service. Corporate and Other includes intercompany amounts of $(10) million for Operating Revenue, $(9) million for Operating Expenses and $(5) million for Interest Expense.
(b)	Includes depreciation and amortization expense of $473 million, consisting of $439 million for Power Delivery, $6 million for Pepco Energy Services and $28 million for Corporate and Other.
(c)	Includes impairment losses of $4 million ($3 million after-tax) associated with Pepco Energy Services’ landfill gas-fired electric generation facility.
(d)	Includes after-tax interest associated with uncertain and effectively settled tax positions allocated to each member of the consolidated group, including a $12 million interest benefit for Power Delivery and interest expense of $66 million for Corporate and Other.
(e)	Includes non-cash charges of $101 million representing the establishment of valuation allowances against certain deferred tax assets of PCI included in Corporate and Other.

PEPCO HOLDINGS

(6)	GOODWILL

Substantially all of PHI’s goodwill balance as of December 31, 2015 and 2014 was generated by Pepco’s acquisition of Conectiv (now Conectiv, LLC, to be referred to herein as Conectiv) in 2002 and is allocated entirely to the Power Delivery reporting unit based on the aggregation of its regulated public utility company components for purposes of assessing impairment under FASB guidance on goodwill and other intangibles (ASC 350).

PHI performs an annual impairment assessment as of November 1 each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit to which goodwill relates is less than its carrying value. In evaluating goodwill for impairment, PHI first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For reporting units in which PHI concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and PHI is not required to perform the two-step goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, including the price per share of PHI common stock, overall financial performance, lack of significant changes in any key inputs to the prior year impairment test, including the discount rate and forecasted cash flows, and other relevant events and factors affecting the reporting unit.

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

For the annual impairment assessment in 2015, PHI qualitatively determined for its Power Delivery reporting unit that it was more likely than not that fair value exceeded carrying value. As a result, PHI did not perform the two-step goodwill impairment test on the Power Delivery reporting unit.

As of December 31, 2015 and 2014, PHI’s goodwill balance was $1,406 million and $1,407 million, respectively, which is net of accumulated impairment losses of $12 million and $18 million, respectively.

PEPCO HOLDINGS

(7)	REGULATORY MATTERS

Regulatory Assets and Regulatory Liabilities

The components of Pepco Holdings’ regulatory asset and liability balances at December 31, 2015 and 2014 are as follows:

	2015	2014
	(millions of dollars)
Regulatory Assets
Pension and other postretirement benefit costs	$910	$946
Demand-side management costs	403	329
Smart Grid costs	266	261
Recoverable income taxes	224	274
Securitized stranded costs	202	278
Incremental storm restoration costs	43	51
Deferred debt extinguishment costs	36	42
Deferred energy supply costs	32	73
Recoverable workers’ compensation and long-term disability costs	31	30
MAPP abandonment costs	7	33
Deferred losses on gas derivatives	2	4
Other	90	88

Total Regulatory Assets	$2,246	$2,409

Regulatory Liabilities
Asset removal costs	$211	$250
Reserves for FERC ROE transmission challenges	32	4
Federal and state tax benefits, related to securitized stranded costs	13	8
Deferred income taxes due to customers	12	44
Deferred energy supply costs	11	3
Other	29	34

Total Regulatory Liabilities	$308	$343

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

Demand-Side Management Costs: Represents recoverable costs associated with customer direct load control and energy efficiency and conservation programs in all jurisdictions that are being recovered from customers. These programs are designed to reduce customers’ energy consumption. PHI earns a return on these regulatory assets.

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

PEPCO HOLDINGS

expense before the companies were ordered to record the tax benefits as deferred income taxes. As the temporary differences between the financial statement basis and tax basis of assets reverse, the deferred recoverable balances are reversed.

Securitized Stranded Costs: Certain contract termination payments under a contract between ACE and an unaffiliated non-utility generator (NUG) and costs associated with the regulated operations of ACE’s electricity generation business are no longer recoverable through customer rates (collectively referred to as “stranded costs”). The stranded costs are amortized over the life of Transition Bonds issued by Atlantic City Electric Transition Funding LLC (ACE Funding) (Transition Bonds) to securitize the recoverability of these stranded costs. These bonds mature between 2016 and 2023. A customer surcharge is collected by ACE to fund principal and interest payments on the Transition Bonds. PHI earns a return on these regulatory assets.

Incremental Storm Restoration Costs: Represents total incremental storm restoration costs incurred for repair work due to major storm events in 2015, 2012 and 2011, including the June 2015 storm (for DPL and ACE), Hurricane Sandy, the June 2012 derecho, Hurricane Irene and the 2011 severe winter storm (for Pepco), that are recoverable from customers in the Maryland and New Jersey jurisdictions. Pepco’s and DPL’s costs related to Hurricane Sandy, the June 2012 derecho, Hurricane Irene and Pepco’s costs related to the 2011 severe winter storm are being amortized and recovered from customers, each over a five-year period. ACE’s costs related to Hurricane Sandy, the June 2012 derecho and Hurricane Irene are being amortized and recovered from customers, each over a three-year period. PHI does not earn a return on these regulatory assets.

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

PEPCO HOLDINGS

Reserves for FERC ROE Transmission Challenges: Represents reserves established under a settlement agreement filed with FERC for the resolution of certain challenges filed by a group of complainants of the base return on equity (ROE) currently authorized by FERC for the transmission service that PHI’s utilities provide.

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

Bill Stabilization Adjustment

Each of PHI’s utility subsidiaries proposed in each of its respective jurisdictions the adoption of a mechanism to decouple retail distribution revenue from the amount of power delivered to retail customers. A decoupling mechanism, the BSA, was approved and implemented for Pepco and DPL electric service in Maryland and for Pepco electric service in the District of Columbia. None of the other jurisdictions have to date adopted decoupling proposals.

Delaware

Electric Distribution Base Rates

In March 2013, DPL submitted an application with the DPSC to increase its electric distribution base rates. The application sought approval of an annual rate increase of approximately $42 million (adjusted by DPL to approximately $39 million on September 20, 2013), based on a requested ROE of 10.25%. The requested rate increase sought to recover expenses associated with DPL’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. In August 2014, the DPSC issued a final order in this proceeding providing for an annual increase in DPL’s electric distribution base rates of approximately $15.1 million, based on an ROE of 9.70%. The new rates became effective on May 1, 2014.

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

PEPCO HOLDINGS

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

Gas Cost Rates

DPL makes an annual GCR filing with the DPSC for the purpose of allowing DPL to recover natural gas procurement costs through customer rates. In August 2015, DPL made its 2015 GCR filing. The rates proposed in the 2015 GCR filing would result in a GCR decrease of approximately 26%, primarily reflecting lower natural gas prices. On September 22, 2015, the DPSC issued an order allowing DPL to place the new rates into effect on November 1, 2015, subject to refund and pending final DPSC approval.

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

The July 2013 order also approved a Grid Resiliency Charge, which went into effect on January 1, 2014, for recovery of costs totaling approximately $24.0 million associated with Pepco’s proposed plan to accelerate investments related to certain priority feeders, provided that, before implementing the surcharge, Pepco (i) provides additional information to the MPSC related to performance objectives, milestones and costs, and (ii) makes annual filings with the MPSC thereafter concerning this project, which will permit the MPSC to establish the applicable Grid Resiliency Charge rider for each following year. These conditions have been met. The MPSC rejected certain other cost recovery mechanisms, including Pepco’s proposed reliability performance-based mechanism. The new rates were effective on July 12, 2013.

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

Other parties to this proceeding filed notices of appeal of the Circuit Court’s decision to the Maryland Court of Special Appeals. On December 15, 2015, the Court of Special Appeals issued its decision in this matter (i) affirming the Circuit Court’s decision upholding the MPSC’s decision to approve the use of the Grid Resiliency Charge for Pepco, and (ii) reversing the Circuit Court on the ROE issue, finding that the MPSC’s original ROE of 9.36% was within the zone of reasonableness. Because none of the parties to the proceeding, including Pepco, appealed this Court of Special Appeals decision, the MPSC decision is now final.

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

PEPCO HOLDINGS

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

2012 and 2013 Base Rate Proceedings – Phase II

In August 2014, the MPSC issued an order establishing a Phase II proceeding in the 2012 base rate case described above (the 2012 Phase II proceeding) to address the tax implications of Pepco’s net operating loss carryforward (NOLC), which had impacted certain of Pepco’s rate adjustments in the 2012 base rate proceeding. Pepco filed a motion to dismiss the 2012 Phase II proceeding, asserting that the MPSC no longer has jurisdiction over the 2012 base rate case due to appeals having been filed by numerous parties. In September 2014, the MPSC issued an order staying the 2012 Phase II proceeding until further notice. In a similar Phase II proceeding in the 2013 base rate case described above, the MPSC issued an order in November 2014 upholding Pepco’s treatment of the NOLC. Although Pepco believes the November 2014 MPSC order should be dispositive of the issues raised in the 2012 Phase II proceeding, the 2012 Phase II proceeding has remained open pending the resolution of all appeals of the 2012 base rate proceeding. Now that the MPSC decision in that proceeding is final, the MPSC will have authority to act on Phase II.

New Jersey

Update and Reconciliation of Certain Under-Recovered Balances

In March 2015, ACE submitted its 2015 annual petition with the NJBPU seeking to reconcile and update (i) charges related to the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the NUGs, and (ii) costs related to surcharges for the New Jersey Societal Benefit Program (a statewide public interest program that is intended to benefit low income customers and address other public policy goals) and for ACE’s uncollected accounts. As filed, the net impact of the proposed changes would have been an annual rate increase of approximately $52.0 million (revised to an increase of approximately $33.9 million on April 17, 2015, based upon updates for actual data through March 31, 2015). On May 19, 2015, the NJBPU approved a stipulation of settlement entered into by the parties providing for a provisional overall annual rate increase of $33.9 million effective June 1, 2015. On September 11, 2015, the NJBPU approved a stipulation of settlement in this proceeding, which made final the provisional rates that were placed into effect as of June 1, 2015, with an adjustment that decreased the rate applicable to the residential class by $1.3 million. This rate increase of approximately $32.6 million will have no effect on ACE’s operating income, since these revenues provide for recovery of deferred costs under an approved deferral mechanism.

On February 1, 2016, ACE submitted its 2016 annual petition with the NJBPU seeking to reconcile and update the same categories of charges and costs described in (i) and (ii) in the above paragraph. The net impact of adjusting the charges as proposed is an overall annual rate increase of approximately $8.8 million, including New Jersey Sales and Use Tax. The matter is pending at the NJBPU and will be updated for January through March 2016 actual data. ACE has requested that the NJBPU place the new rates into effect by June 1, 2016.

Service Extension Contributions Refund Order

In July 2013, in compliance with a 2012 Superior Court of New Jersey Appellate Division (Appellate Division) court decision, the NJBPU released an order requiring utilities to issue refunds to persons or entities that paid non-refundable contributions for utility service extensions to certain areas described as “Areas Not Designated for Growth.” The order is limited to eligible contributions paid between March 20, 2005 and December 20, 2009. ACE is processing the refund requests that meet the eligibility criteria

PEPCO HOLDINGS

established in the order as they are received. Although ACE estimates that it received approximately $11 million of contributions between March 20, 2005 and December 20, 2009, it is currently unable to reasonably estimate the amount that it may be required to refund using the eligibility criteria established by the order. Since the July 2013 order was released, ACE has paid less than $1 million in refund claims, the validity of each of which is investigated by ACE prior to making any such refunds. In September 2014, the NJBPU commenced a rulemaking proceeding to further implement the directives of the Appellate Division decision. In November 2015, the NJBPU adopted new regulations that remove provisions distinguishing between growth areas and not-for-growth areas and provide formulae for allocating extension costs. At this time, ACE does not expect the amount it is ultimately required to refund will have a material effect on its consolidated financial condition, results of operations or cash flows, as the amount refunded will generally increase the value of ACE’s property, plant and equipment and may ultimately be recovered through depreciation expense and cost of service in future electric distribution base rate cases.

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

FERC Transmission ROE Challenges

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Municipal Electric Corporation, Inc., filed a joint complaint at FERC against Pepco, DPL and ACE, as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and certain protocols regarding the formula rate process associated with the transmission service that the utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. In August 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directed that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) set a 15-month refund period that commenced on February 27, 2013, should a refund result from this proceeding. After settlement discussions among the parties in this matter reached an impasse, the settlement judge, in November 2014, issued an order terminating the settlement discussions and referring the matter to a presiding administrative law judge.

PEPCO HOLDINGS

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

On December 8, 2014, the parties that filed the February 2013 complaint filed a second complaint against Pepco, DPL, ACE, as well as BGE, regarding the base transmission ROE, seeking a reduction from 10.8% to 8.8%. By order issued on February 9, 2015, FERC established a hearing on the second complaint and established a second 15-month refund period that commenced on December 8, 2014. Consistent with the prior challenge, Pepco, DPL and ACE applied an estimated ROE based on the two-step methodology described above, and in the fourth quarter of 2014 and in the first, second and third quarters of 2015 established reserves for the estimated refund based on the effective date of the second refund period of December 8, 2014. On February 20, 2015, the chief judge issued an order consolidating the two complaint proceedings and established an initial decision issuance deadline of February 29, 2016. On March 2, 2015, the presiding administrative law judge issued an order establishing a procedural schedule for the consolidated proceedings that provided for the hearing to commence on October 20, 2015.

Also during the third quarter of 2015, PHI further evaluated the reserves established for each of the two refund periods and, based on an updated assessment of market conditions, developments in other cases before FERC, litigation risk and other factors, increased its reserves to reflect management’s best estimate of the refund that is expected to result from these consolidated proceedings. A settlement entered into by the parties regarding the protocols (but not the ROE) raised in the February 2013 complaint was submitted to FERC on July 31, 2015 and was approved by FERC in November 2015.

On November 6, 2015, the parties filed a settlement agreement with FERC regarding the ROE. This settlement agreement provides for (i) a base ROE of 10.0%, effective March 8, 2016, to which a 50-basis-point incentive adder will be applied for being a member of a regional transmission organization, and (ii) customer refunds in the amount of approximately $9.5 million, $11.9 million, and $14.2 million for ACE, DPL and Pepco, respectively, covering the two 15-month refund periods described above. In addition, under this settlement agreement, no party may file to change the base ROE or any incentives prior to June 1, 2018. The parties have requested that FERC approve this settlement agreement by March 16, 2016, in order to incorporate the new ROE and applicable refunds into each utility’s 2016 transmission formula rate update. As of December 31, 2015, PHI’s reserves for both of the refund periods totaled $32 million as required under the settlement agreement.

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

PEPCO HOLDINGS

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

In February 2011, ACE joined other plaintiffs in an action filed in the U.S. District Court for the District of New Jersey challenging the NJ SOCA Law on the grounds that it violates the Commerce Clause and the Supremacy Clause of the U.S. Constitution. In October 2013, the Federal district court ruled that the NJ SOCA Law is preempted by the Federal Power Act (FPA) and violates the Supremacy Clause, and is therefore null and void. In October 2013, the Federal district court issued an order ruling that the SOCAs are void, invalid and unenforceable, which order was affirmed by the U.S. Court of Appeals for the Third Circuit in September 2014. In November 2014 and December 2014, respectively, one of the generation companies and the NJBPU petitioned the U.S. Supreme Court to consider hearing an appeal of the Third Circuit decision. Although the U.S. Supreme Court agreed to review the Fourth Circuit decision discussed above under “MPSC New Generation Contract Requirement,” it has not yet agreed to review the Third Circuit decision and the petitions for such review remain pending.

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

PEPCO HOLDINGS

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

In March 2015, a party to the DCPSC proceedings filed with the District of Columbia Court of Appeals a petition for review of the order approving the Triennial Plan and the issuance of the financing order. On January 14, 2016, the District of Columbia Court of Appeals affirmed the orders of the DCPSC. On January 27, 2016, the original petitioning party sought rehearing of the District of Columbia Court of Appeals decision. A determination whether the Court of Appeals will rehear the case is still pending.

Separately, in June 2015, an agency of the federal government served by Pepco asserted that the DDOT surcharge constitutes a tax on end users from which the federal government is immune. PHI is currently evaluating the assertion and the resolution of this matter will likely delay implementation of the DC PLUG initiative.

Merger Approval Proceedings

Delaware

On June 18, 2014, Exelon, PHI and DPL, and certain of their respective affiliates, filed an application with the DPSC seeking approval of the Merger. Delaware law requires the DPSC to approve the Merger when it determines that the transaction is in accordance with law, for a proper purpose, and is consistent

PEPCO HOLDINGS

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

On August 27, 2015, the DCPSC issued a written order denying the application seeking approval of the Merger. On September 28, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, filed an application for reconsideration before the DCPSC. Following the DCPSC’s decision on reconsideration, Exelon and Pepco Holdings have the option of filing further appeals with the DC Court of Appeals.

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

On October 28, 2015, the DCPSC approved the Motion to Reopen and set a procedural schedule for its review of this matter. Upon completion of the public input and evidentiary hearings, the record was closed as of December 23, 2015. Although District of Columbia law does not impose any time limit on the DCPSC’s review of the Merger, the parties requested a decision by March 4, 2016.

PEPCO HOLDINGS

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

Multiple parties have filed petitions for judicial review of the MPSC order by the Circuit Court of Queen Anne’s County, Maryland, seeking to appeal the MPSC order. In connection with these proceedings, the Maryland Office of People’s Counsel and several other parties to the Merger proceedings filed motions in the Circuit Court for Queen Anne’s County, Maryland, requesting a stay of the MPSC order. On August 7, 2015, the Circuit Court for Queen Anne’s County denied the motions for stay. On January 8, 2016, the Circuit Court affirmed the MPSC’s order in all respects. On January 20 and 22, 2016, respectively, the Maryland Office of People’s Counsel and environmental groups filed notices of appeal of the Circuit Court’s order to the Maryland Court of Special Appeals. Unless a motion to stay is filed and then granted by the court, the MPSC order will remain in effect during the appeals process.

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

Hart-Scott-Rodino Act

The HSR Act, which is the U.S. federal pre-merger notification statute, and its related rules and regulations provide that acquisition transactions that meet the HSR Act’s coverage thresholds may not be completed until a Notification and Report Form has been furnished to the Department of Justice (DOJ) and the Federal Trade Commission (FTC), and that the waiting period required by the HSR Act has been terminated or has expired. Pursuant to the HSR Act requirements, Pepco Holdings and Exelon filed the required Notification and Report Forms with the DOJ and the FTC, and the waiting period under the HSR Act expired on December 2, 2015, which allows for the closing of the Merger at any time on or before December 1, 2016.

(8)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

	Original Cost	Accumulated Depreciation	Net Book Value
	(millions of dollars)
At December 31, 2015
Generation	$23	$19	$4
Distribution	10,051	3,161	6,890
Transmission	3,554	962	2,592
Gas	546	163	383
Construction work in progress	604	—	604
Non-operating and other property	1,440	609	831

Total	$16,218	$4,914	$11,304

At December 31, 2014
Generation	$104	$100	$4
Distribution	9,527	3,021	6,506
Transmission	3,252	934	2,318
Gas	511	153	358
Construction work in progress	688	—	688
Non-operating and other property	1,383	751	632

Total	$15,465	$4,959	$10,506

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

PEPCO HOLDINGS

Jointly Owned Plant

PHI’s consolidated balance sheets include its proportionate share of assets and liabilities related to jointly owned plant. At December 31, 2015 and 2014, PHI’s subsidiaries had a net book value ownership interest of $16 million and $15 million, respectively, in transmission and other facilities in which various parties also have ownership interests. PHI’s share of the operating and maintenance expenses of the jointly owned plant is included in the corresponding expenses in the consolidated statements of income (loss). PHI is responsible for providing its share of the financing for the above jointly owned facilities.

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

Capital lease assets recorded within Property, Plant and Equipment at December 31, 2015 and 2014 are comprised of the following:

	Original Cost	Accumulated Amortization	Net Book Value
	(millions of dollars)
At December 31, 2015
Transmission	$76	$51	$25
Distribution	76	51	25

Total	$152	$102	$50

At December 31, 2014
Transmission	$76	$46	$30
Distribution	76	46	30

Total	$152	$92	$60

The approximate annual commitments under all capital leases are $15 million in each of the years 2016 through 2018 and $16 million in 2019.

Gains on Sales of Land

Since 2002, Pepco has owned a 3.5 acre parcel of unimproved land (held as non-utility property) in the Buzzard Point area of southeast Washington, D.C. On July 2, 2015, Pepco entered into a purchase and sale agreement with the District of Columbia to sell the 3.5-acre parcel with a carrying value of $2 million at a purchase price of $39 million. The transaction was consummated on November 10, 2015 resulting in a $37 million pre-tax gain ($22 million after-tax) which was recorded in the fourth quarter of 2015.

Since 2003, Pepco has owned a 3.8 acre parcel of unimproved land (held as non-utility property) in the NoMa area of northeast Washington, D.C. On October 16, 2015, Pepco entered into a purchase and sale agreement with a third party to sell a two-acre parcel of the unimproved land with an allocated carrying value of $5 million at a purchase price of $14 million. The transaction was consummated on December 31, 2015 resulting in a $9 million pre-tax gain ($5 million after-tax) which was recorded in the fourth quarter of 2015. The purchase and sale agreement also provided the third party with a 90-day option to purchase the remaining 1.8-acre land parcel with an allocated carrying value of $4 million at a purchase price of $13 million.

PEPCO HOLDINGS

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

Long-Lived Asset Impairment

During 2014, PHI recorded impairment losses of $81 million ($48 million after-tax) at Pepco Energy Services associated with its combined heat and power thermal generating facilities and operations in Atlantic City, which reduced the carrying amount of its long lived assets in Atlantic City from $83 million to $2 million at December 31, 2014. PHI performed long-lived asset impairment tests on asset groups comprising substantially all of the long-lived assets in Atlantic City as a result of significant adverse changes in the financial condition of its customers and the business climate in Atlantic City. The assets were written down to their estimated fair values because the future estimated undiscounted cash flows from the asset groups were significantly lower than their carrying value. PHI estimated the fair values of the asset groups from a market participant’s perspective by calculating the present value of estimated future cash flows over the useful lives of the assets using an appropriate discount rate. Both the estimated future cash flows and the discount rate were based on primarily unobservable, Level 3 inputs. The estimated future cash flows were probability weighted based on several potential outcomes regarding forecasted revenues and expenses associated with each asset group. Forecasted revenues and expenses were, in part, based on estimated future commodity prices from an external valuation specialist. In addition, PHI forecasted customer usage volumes and the associated operations and maintenance expenses and capital expenditures. A 10 percent change in the estimated cash flows would not have a significant impact on the estimated fair value of the assets. PHI also selected a discount rate that would reflect a market return on the estimated cash flows. PHI considered a range of discount rates between 10 percent and 16 percent. A one percent change in the discount rate assumptions would not have a significant impact on the estimated fair value of the assets.

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

Asset Retirement Obligations

PHI recognizes liabilities related to the retirement of long-lived assets in accordance with ASC 410. As of December 31, 2015, PHI had an asset retirement obligation of $7 million on its consolidated balance sheet related to the Edge Moor coal ash landfill site. The asset retirement obligation reflects estimates of the costs for PHI to close the landfill and provide post-closure operations, maintenance and monitoring services.

PEPCO HOLDINGS

(9)	PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table shows changes in the benefit obligation and plan assets for the years ended December 31, 2015 and 2014:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
	(millions of dollars)
Change in Benefit Obligation
Benefit obligation as of January 1	$2,638	$2,238	$632	$574
Service cost	57	44	7	7
Interest cost	109	109	24	26
Actuarial loss (gain)	(151)	401	(61)	59
Benefits paid	(163)	(154)	(39)	(34)

Benefit obligation as of December 31	$2,490	$2,638	$563	$632

Change in Plan Assets
Fair value of plan assets as of January 1	$2,236	$2,116	$367	$368
Actual return on plan assets	(61)	268	1	21
Company and participant contributions	6	6	5	6
Benefits paid by plan	(163)	(154)	(25)	(28)

Fair value of plan assets as of December 31	$2,018	$2,236	$348	$367

Funded Status at end of year (plan assets less plan obligations)	$(472)	$(402)	$(215)	$(265)

At December 31, 2015 and 2014, the PHI Retirement Plan’s accumulated benefit obligation was approximately $2.3 billion and $2.4 billion, respectively. The accumulated benefit obligation differs from the pension benefit obligation presented in the table above in that the accumulated benefit obligation includes no assumption about future compensation levels.

The following table provides the amounts recorded in PHI’s consolidated balance sheets as of December 31, 2015 and 2014:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
	(millions of dollars)
Regulatory asset	$870	$871	$40	$75
Current liabilities	(6)	(6)	—	—
Pension benefit obligation	(466)	(396)	—	—
Other postretirement benefit obligations	—	—	(215)	(265)
Deferred income tax liabilities	(162)	(193)	70	77
Accumulated other comprehensive loss, net of tax	28	37	—	—

Net amount recorded	$264	$313	$(105)	$(113)

PEPCO HOLDINGS

Amounts included in AOCL (pre-tax) and Regulatory assets at December 31, 2015 and 2014 consist of:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
	(millions of dollars)
Unrecognized net actuarial loss	$910	$925	$128	$176
Unamortized prior service cost (credit)	6	8	(88)	(101)

Total	$916	$933	$40	$75

Accumulated other comprehensive loss ($28 million and $37 million, net of tax, at December 31, 2015 and 2014, respectively)	$46	$62	$—	$—
Regulatory assets	870	871	40	75

Total	$916	$933	$40	$75

Under FASB guidance on regulated operations, a portion of actuarial gains and losses and prior service costs (credits) are included in Regulatory assets (liabilities) in the consolidated balance sheets to reflect expected regulatory recovery of such amounts, which otherwise would be recorded to AOCL. The table below provides the changes in plan assets and benefit obligations recognized in AOCL and Regulatory assets for the years ended December 31, 2015, 2014 and 2013:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
	(millions of dollars)
Amounts amortized during the year:
Amortization of prior service (cost) credit	$(2)	$(2)	$(2)	$13	$13	$11
Amortization of net actuarial loss	(65)	(45)	(67)	(8)	(3)	(12)
Amounts arising during the year:
Current year prior service cost (credit)	—	—	3	—	—	(124)
Current year actuarial loss (gain)	50	276	(218)	(39)	62	(109)

Total recognized in AOCL and Regulatory assets for the year ended December 31	$(17)	$229	$(284)	$(34)	$72	$(234)

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from AOCL or Regulatory assets into net periodic benefit cost over the next reporting year are $63 million and $1 million, respectively. The estimated net actuarial loss and prior service credit for the OPEB plan that will be amortized from AOCL or Regulatory assets into net periodic benefit cost over the next reporting year are $7 million and $13 million, respectively.

The table below provides the components of net periodic benefit costs recognized for the years ended December 31, 2015, 2014 and 2013:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
	(millions of dollars)
Service cost	$57	$44	$53	$7	$7	$8
Interest cost	109	109	100	24	26	29
Expected return on plan assets	(140)	(141)	(145)	(22)	(24)	(20)
Amortization of prior service cost (credit)	2	2	2	(13)	(13)	(11)
Amortization of net actuarial loss	65	45	67	8	3	12

Net periodic benefit cost	$93	$59	$77	$4	$(1)	$18

PEPCO HOLDINGS

The table below provides the split of the combined pension and other postretirement net periodic benefit costs among subsidiaries for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(millions of dollars)
Pepco	$30	$22	$34
DPL	15	7	18
ACE	15	13	17
Other subsidiaries	37	16	26

Total	$97	$58	$95

The following weighted average assumptions were used to determine the benefit obligations at December 31, 2015 and 2014:

	Pension Benefits			Other Postretirement Benefits
	2015		2014	2015	2014
Discount rate	4.65% /4.55	% (a)	4.20%	4.55%	4.15%
Rate of compensation increase	5.00%		5.00%	5.00%	5.00%
Health care cost trend rate assumed for current year – pre 65	—		—	6.33%	6.67%
Health care cost trend rate assumed for current year – post 65	—		—	5.40%	5.50%
Rate to which the cost trend rate is assumed to decline for all eligible retirees (the ultimate trend rate)	—		—	5.00%	5.00%
Year that the cost trend rate reaches the ultimate trend rate	—		—	2020	2020

(a)	The discount rate for the qualified and nonqualified pension plans was 4.65% and 4.55%, respectively.

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects, in millions of dollars:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Increase (decrease) in total service and interest cost	$1	$(1)
Increase (decrease) in postretirement benefit obligation	$15	$(18)

The following weighted average assumptions were used to determine the net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.20%	5.05%	4.15%	4.15%	5.00%	4.10%/4.95	% (a)
Expected long-term return on plan assets	6.50%	7.00%	7.00%	6.75%	7.25%	7.00%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Health care cost trend rate	—	—	—	6.67%	7.00%	7.50%

(a)	The discount rate was updated for remeasurement to 4.95% on July 1, 2013.

PEPCO HOLDINGS

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

The average remaining service periods for participating employees of the benefit plans was approximately 11 years for both 2015 and 2014. PHI utilizes plan census data to estimate these average remaining service periods. PHI uses mortality tables and mortality improvement scales issued by the Society of Actuaries to estimate participants’ life expectancy. In 2014, the Society of Actuaries issued updated mortality tables and mortality improvement scales which PHI applied in determining its benefit obligations as of December 31, 2014. In 2015, the Society of Actuaries modified the tables issued in 2014 to reflect updated mortality improvement experience. PHI applied these modified tables in determining its benefit obligations as of December 31, 2015.

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

PEPCO HOLDINGS

•	Improve funded status over time, and

•	Decrease contribution and expense volatility as funded status improves.

To achieve these investment objectives, PHI’s investment strategy divides the pension program into two primary portfolios:

Return-Seeking Assets - These assets are intended to provide investment returns in excess of pension liability growth and reduce existing deficits in the funded status of the plan. The category includes a diversified mix of U.S. large and small cap equities, non-U.S. developed and emerging market equities, real estate, and private equity.

Liability-Hedging Assets - These assets are intended to reflect the sensitivity of the plan’s liabilities to changes in discount rates. This category includes a diversified mix of long duration, primarily investment grade credit and U.S. treasury securities.

PHI follows an asset-liability management strategy for PHI Retirement Plan assets in order to reduce the effects of future volatility of the fair value of its pension plan assets relative to its pension plan liabilities. For example, in 2015, this strategy uses a 68% target allocation to fixed income investments, primarily in high quality, longer-maturity fixed income securities. The PHI Retirement Plan asset allocations at December 31, 2015 and 2014, by asset category, were as follows:

Asset Category	Plan Assets at December 31,		Target Plan Asset Allocation
	2015	2014	2015	2014
Equity	28%	28%	27%	27%
Fixed Income	66%	65%	68%	68%
Other (real estate, private equity)	6%	7%	5%	5%

Total	100%	100%	100%	100%

PHI’s other postretirement benefit plan asset allocations at December 31, 2015 and 2014, by asset category, were as follows:

Asset Category	Plan Assets at December 31,		Target Plan Asset Allocation
	2015	2014	2015	2014
Equity	63%	64%	60%	60%
Fixed Income	34%	34%	35%	35%
Cash	3%	2%	5%	5%

Total	100%	100%	100%	100%

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

PEPCO HOLDINGS

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

There were no significant transfers between level 1 and level 2 during the years ended December 31, 2015 and 2014.

In accordance with new FASB guidance on fair value measurement, certain investments that are measured at fair value using the NAV per share as a practical expedient are no longer classified within the fair value hierarchy and are no longer assigned a level. The fair value measurements table at December 31, 2014, was reclassified to conform to the current year presentation, see Note (3), “Newly Adopted Accounting Standards,” for additional information.

PEPCO HOLDINGS

The following tables present the fair values of PHI’s pension and other postretirement benefit plan assets by asset category included in and excluded from the fair value hierarchy levels, as of December 31, 2015 and 2014:

		Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
Asset Category
Pension Plan Assets:
Equity:
Domestic (a)	$311	$120	$191	$—
International (b)	216	215	—	1
Fixed Income (c)	820	—	810	10
Cash Equivalents (d)	50	50	—	—

	1,397	$385	$1,001	$11

Investments measured at fair value using net asset value as a practical expedient:
Equity:
Domestic (a)	33
Fixed Income (c)	504
Other:
Private Equity	38
Real Estate	46

Pension Plan Assets Total	$2,018

Other Postretirement Plan Assets:
Equity (e)	$197	$197	$—	$—
Fixed Income (f)	120	120	—	—
Cash Equivalents	9	9	—	—

	326	$326	$—	$—

Investments measured at fair value using net asset value as a practical expedient:
Equity (e)	22

Postretirement Plan Assets Total	$348

(a)	Domestic equity assets predominantly include domestic common stock and commingled funds.
(b)	International equity assets predominantly include foreign common and preferred stock and warrants.
(c)	Fixed income assets predominantly include corporate bonds, government bonds, municipal/provincial bonds, collateralized mortgage obligations and commingled funds.
(d)	Cash equivalents predominantly include cash investments in short-term investment funds.
(e)	Equity assets include domestic and international commingled funds.
(f)	Fixed income assets include fixed income commingled funds.

PEPCO HOLDINGS

		Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
Asset Category
Pension Plan Assets:
Equity:
Domestic (a)	$341	$128	$213	$—
International (b)	255	254	—	1
Fixed Income (c)	916	—	905	11
Cash Equivalents (d)	45	45	—	—

	1,557	$427	$1,118	$12

Investments measured at fair value using net asset value as a practical expedient:
Equity:
Domestic (a)	35
Fixed Income (c)	543
Other:
Private Equity	47
Real Estate	54

Pension Plan Assets Total	$2,236

Other Postretirement Plan Assets:
Equity (e)	$208	$208	$—	$—
Fixed Income (f)	126	126	—	—
Cash Equivalents	6	6	—	—

	340	$340	$—	$—

Investments measured at fair value using net asset value as a practical expedient:
Equity (e)	27

Postretirement Plan Assets Total	$367

(a)	Domestic equity assets predominantly include domestic common stock and commingled funds.
(b)	International equity assets predominantly include foreign common and preferred stock and warrants.
(c)	Fixed income assets predominantly include corporate bonds, government bonds, municipal/provincial bonds, collateralized mortgage obligations and commingled funds.
(d)	Cash equivalents predominantly include cash investments in short-term investment funds.
(e)	Equity assets include domestic and international commingled funds.
(f)	Fixed income assets include fixed income commingled funds.

There were no significant concentrations of risk in pension and OPEB plan assets at December 31, 2015 and 2014.

Valuation Techniques Used to Determine Fair Value

Equity

Equity securities are primarily comprised of securities issued by public companies in domestic and foreign markets plus investments in commingled funds, which are valued on a daily basis. PHI can exchange shares of the publicly traded securities and the fair values are primarily sourced from the closing prices on stock exchanges where there is active trading, therefore they would be classified as level 1 investments. If there is less active trading, then the publicly traded securities would typically be priced using observable data, such as bid/ask prices, and these measurements would be classified as level 2 investments. Investments that are not publicly traded and valued using unobservable inputs would be classified as level 3 investments. Investments that are measured at fair value using the NAV per share as a practical expedient are not classified within the fair value hierarchy.

PEPCO HOLDINGS

Commingled funds with publicly quoted prices and active trading are classified as level 1 investments. For commingled funds that are not publicly traded and have ongoing subscription and redemption activity or have redemption restrictions, the fair value of the investment is the NAV per fund share, derived from the underlying securities’ quoted prices in active markets, and are not classified within the fair value hierarchy.

Fixed Income

Fixed income investments are primarily comprised of fixed income securities and fixed income commingled funds. The prices for direct investments in fixed income securities are generated on a daily basis. Like the equity securities, fair values generated from active trading on exchanges are classified as level 1 investments. Prices generated from less active trading with wider bid/ask prices are classified as level 2 investments. If prices are based on uncorroborated and unobservable inputs, then the investments are classified as level 3 investments. Investments that are measured at fair value using the NAV per share as a practical expedient are not classified within the fair value hierarchy.

Commingled funds with publicly quoted prices and active trading are classified as level 1 investments. For commingled funds that are not publicly traded and have ongoing subscription and redemption activity or redemption restrictions, the fair value of the investment is the NAV per fund share, derived from the underlying securities’ quoted prices in active markets, and are not classified within the fair value hierarchy.

Other – Private Equity and Real Estate

Investments in private equity and real estate funds are primarily invested in privately held real estate investment properties, trusts and partnerships, as well as equity and debt issued by public or private companies. As a practical expedient, PHI’s interest in the fund or partnership is estimated at NAV. PHI’s interest in these funds cannot be readily redeemed due to the inherent lack of liquidity and the primarily long-term nature of the underlying assets. Distribution is made through the liquidation of the underlying assets. PHI views these investments as part of a long-term investment strategy. These investments are valued by each investment manager based on the underlying assets. The majority of the underlying assets are valued using significant unobservable inputs and often require significant management judgment or estimation based on the best available information. Market data includes observations of the trading multiples of public companies considered comparable to the private companies being valued. The funds utilize valuation techniques consistent with the market, income and cost approaches to measure the fair value of certain real estate investments. In accordance with FASB guidance on fair value measurement, PHI does not classify these investments within the fair value hierarchy.

The investments in private equity and real estate funds require capital commitments, which may be called over a specific number of years. Unfunded capital commitments as of December 31, 2015 and 2014 totaled $9 million and $11 million, respectively.

PEPCO HOLDINGS

Reconciliations of the beginning and ending balances of PHI’s fair value measurements using significant unobservable inputs (level 3) for investments in the pension plan for the years ended December 31, 2015 and 2014 are shown below:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity	Fixed Income	Total Level 3
(millions of dollars)

Balance as of January 1, 2015	$1	$11	$12
Transfer in (out) of Level 3	—	—	—
Purchases	—	—	—
Sales	—	—	—
Settlements	—	(1)	(1)
Unrealized gain (loss)	—	—	—
Realized gain	—	—	—

Balance as of December 31, 2015	$1	$10	$11

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity	Fixed Income	Total Level 3
(millions of dollars)

Balance as of January 1, 2014	$1	$11	$12
Transfer in (out) of Level 3	—	—	—
Purchases	—	—	—
Sales	—	—	—
Settlements	—	—	—
Unrealized gain (loss)	—	—	—
Realized gain	—	—	—

Balance as of December 31, 2014	$1	$11	$12

Cash Flows

Contributions - PHI Retirement Plan

PHI’s funding policy with regard to the PHI Retirement Plan is to maintain a funding level that is at least equal to the target liability as defined under the Pension Protection Act of 2006, as modified by subsequent legislation. During 2015 and 2014, PHI, Pepco, DPL and ACE did not make any discretionary tax-deductible contributions to the PHI Retirement Plan as its assets met or exceeded the funding target level for 2015 and 2014.

Contributions - Other Postretirement Benefit Plan

In 2015 and 2014, Pepco contributed $2 million and $1 million, respectively, DPL made no contributions in either year, and ACE contributed $3 million and $3 million, respectively, to the other postretirement benefit plan. In 2015 and 2014, no contributions were made by PHI’s other subsidiaries.

PEPCO HOLDINGS

Expected Benefit Payments

Estimated future benefit payments to participants in PHI’s pension and other postretirement benefit plans, which reflect expected future service as appropriate, are as follows:

Years	Pension Benefits	Other Postretirement Benefits
	(millions of dollars)
2016	$143	$38
2017	143	38
2018	148	38
2019	153	38
2020	158	38
2021 through 2025	836	189

Pepco Holdings Retirement Savings Plan

Pepco Holdings has a defined contribution retirement savings plan. Participation in the plan is voluntary. All participants are 100% vested and have a nonforfeitable interest in their own contributions and in the Pepco Holdings’ company matching contributions, including any earnings or losses thereon. Pepco Holdings’ matching contributions were $14 million, $13 million and $12 million for the years ended December 31, 2015, 2014 and 2013, respectively.

PEPCO HOLDINGS

(10)	DEBT

Long-Term Debt

The components of long-term debt are shown in the table below:

		At December 31,
Interest Rate	Maturity	2015	2014
		(millions of dollars)
First Mortgage Bonds
Pepco:
3.05%	2022	$200	$200
6.20% (a)(b)	2022	110	110
3.60%	2024	400	400
5.75% (c)(d)	2034	100	100
5.40% (c)(d)	2035	175	175
6.50% (a)(c)	2037	500	500
7.90%	2038	250	250
4.15%	2043	450	250
4.95%	2043	150	150
ACE:
7.68% (e)	2015 - 2016	2	17
7.75%	2018	250	250
6.80% (d)(f)	2021	39	39
4.35%	2021	200	200
3.375%	2024	150	150
3.50%	2025	150	—
4.875% (a)(f)	2029	23	23
5.80% (d)(g)	2034	120	120
5.80% (d)(g)	2036	105	105
DPL:
5.22% (h)	2016	100	100
3.50%	2023	500	500
4.00%	2042	250	250
4.15%	2045	200	—

Total First Mortgage Bonds		4,424	3,889

Unsecured Tax-Exempt Bonds
DPL:
5.40%	2031	78	78

Total Unsecured Tax-Exempt Bonds		78	78

NOTE: Schedule is continued on next page.

PEPCO HOLDINGS

		At December 31,
Interest Rate	Maturity	2015	2014
		(millions of dollars)
Medium-Term Notes (unsecured)

DPL:
7.56% - 7.58%	2017	$14	$14
6.81%	2018	4	4
7.61%	2019	12	12
7.72%	2027	10	10

Total Medium-Term Notes (unsecured)		40	40

Notes (secured)
Pepco Energy Services:
6.70% - 7.46%	2015-2018	3	4

Notes (unsecured)
PHI:
2.70%	2015	—	250
5.90%	2016	190	190
6.125%	2017	81	81
7.45%	2032	185	185
DPL:
5.00%	2015	—	100

Total Notes (unsecured)		456	806

Total Long-Term Debt		5,001	4,817
Net unamortized discount		(2)	(10)
Unamortized debt issuance costs		(49)	(44)
Current portion of long-term debt		(294)	(366)

Total Net Long-Term Debt		$4,656	$4,397

(a)	Represents a series of Collateral First Mortgage Bonds which must be cancelled and released as security for the issuer’s obligations under the corresponding series of issuer notes or tax-exempt bonds, at such time as the issuer does not have any first mortgage bonds outstanding (other than its Collateral First Mortgage Bonds), except that the issuer may not permit such release of collateral unless the issuer substitutes comparable obligations for such collateral.
(b)	Represents a series of Collateral First Mortgage Bonds securing a series of senior notes issued by Pepco, which in turn secures a series of tax-exempt bonds issued for the benefit of Pepco.
(c)	Represents a series of Collateral First Mortgage Bonds (as defined herein) securing a series of senior notes issued by Pepco.
(d)	Represents a series of Collateral First Mortgage Bonds which must be cancelled and released as security for the issuer’s obligations under the corresponding series of issuer notes (as defined herein) or tax-exempt bonds, at such time as the issuer does not have any first mortgage bonds outstanding (other than its Collateral First Mortgage Bonds).
(e)	Represents a series of Collateral First Mortgage Bonds securing a series of medium-term notes issued by ACE.
(f)	Represents a series of Collateral First Mortgage Bonds securing a series of tax-exempt bonds issued for the benefit of ACE.
(g)	Represents a series of Collateral First Mortgage Bonds securing a series of senior notes issued by ACE.
(h)	Represents a series of Collateral First Mortgage Bonds securing a series of debt securities issued by DPL.

The outstanding first mortgage bonds issued by each of Pepco, DPL and ACE are issued under a mortgage and deed of trust and are secured by a first lien on substantially all of the issuing company’s property, plant and equipment, except for certain property excluded from the lien of the respective mortgage.

PHI’s long-term debt is subject to certain covenants. As of December 31, 2015, PHI and its subsidiaries were in compliance with all such covenants.

The table above does not separately identify $885 million, $100 million and $227 million in aggregate principal amount of senior notes, medium term notes and other debt securities (issuer notes) issued by each of Pepco, DPL and ACE, respectively, and $110 million and $62 million in aggregate principal amount of tax-exempt bonds issued for the benefit of Pepco and ACE, respectively. These issuer notes are secured by a like amount of first mortgage bonds (Collateral First Mortgage Bonds) of each respective

PEPCO HOLDINGS

issuer. In addition, these tax-exempt bonds are secured by a like amount of Collateral First Mortgage Bonds issued by the utility subsidiary for whose benefit the tax-exempt bonds were issued. The principal terms of each such series of issuer notes, or the issuer’s obligations in respect of each such series of tax-exempt bonds, are identical to the same terms of the corresponding series of Collateral First Mortgage Bonds. Payments of principal and interest made on a series of such issuer notes, or the satisfaction of the issuer’s obligations in respect of a series of such tax-exempt bonds, satisfy the corresponding obligations on the related series of Collateral First Mortgage Bonds. For these reasons, each such series of Collateral First Mortgage Bonds and the corresponding issuer notes and/or tax-exempt bonds together effectively represent a single financial obligation and are not identified in the table above separately.

Bond Issuances

During 2015, Pepco issued $200 million of 4.15% first mortgage bonds due March 15, 2043, with a 3.9% yield to maturity. Net proceeds from the issuance of the bonds, which included a premium of $8 million, were used by Pepco to repay outstanding commercial paper and for general corporate purposes.

During 2015, DPL issued $200 million of 4.15% first mortgage bonds due May 15, 2045. Net proceeds from the issuance of the bonds were used by DPL to repay outstanding commercial paper and for general corporate purposes.

During 2015, ACE issued $150 million of 3.50% first mortgage bonds due December 1, 2025 in a private placement. The net proceeds from the issuance of the bonds were used by ACE to repay outstanding commercial paper and for general corporate purposes.

Note Retirements

During 2015, ACE retired, at maturity, $15 million of its secured medium-term notes series C. The medium-term notes were secured by a like principal amount of its 7.68% first mortgage bonds due August 24, 2015, which under the mortgage and deed of trust were deemed to be satisfied when the medium-term notes were repaid.

During 2015, DPL retired, at maturity, $100 million of its 5.00% unsecured notes due June 1, 2015.

During 2015, PHI retired, at maturity, $250 million of its 2.70% unsecured notes due October 1, 2015.

Transition Bonds Issued by ACE Funding

The components of transition bonds are shown in the table below:

		At December 31,
Interest Rate	Maturity	2015	2014
		(millions of dollars)

4.91%	2017	$—	$17
5.05%	2020	39	51
5.55%	2023	132	147

Total Transition Bonds		171	215
Unamortized debt issuance costs		(1)	(1)
Current portion of long-term debt		(46)	(44)

Total Net Long-Term Transition Bonds		$124	$170

For a description of the Transition Bonds, see Note (17), “Variable Interest Entities – ACE Funding.”

Maturities of PHI’s Long-term Debt and Transition Bonds

Maturities of PHI’s long-term debt and Transition Bonds outstanding at December 31, 2015 are $340 million in 2016, $131 million in 2017, $285 million in 2018, $30 million in 2019, $20 million in 2020 and $4,366 million thereafter.

PEPCO HOLDINGS

Long-Term Project Funding

As of December 31, 2015 and 2014, Pepco Energy Services had total outstanding long-term project funding (including current maturities) of $5 million and $10 million, respectively, related to energy savings contracts performed by Pepco Energy Services. The aggregate amounts of maturities for the project funding debt outstanding at December 31, 2015 are $1 million in each of the years 2016 and 2017, zero in 2018, $1 million in 2019, $1 million in 2020, and $1 million thereafter.

Short-Term Debt

PHI and its regulated utility subsidiaries have traditionally used a number of sources to fulfill short-term funding needs, such as commercial paper, short-term notes, and bank lines of credit. Proceeds from short-term borrowings are used primarily to meet working capital needs, but may also be used to temporarily fund long-term capital requirements. The components of PHI’s short-term debt at December 31, 2015 and 2014 are as follows:

	2015	2014
	(millions of dollars)
Commercial paper	$658	$624
Variable rate demand bonds	105	105
Term loan	300	—

Total	$1,063	$729

Commercial Paper

PHI, Pepco, DPL and ACE maintain ongoing commercial paper programs to address short-term liquidity needs. As of December 31, 2015, the maximum capacity available under these programs was $875 million, $500 million, $500 million and $350 million, respectively, subject to available borrowing capacity under the credit facility.

PHI, Pepco, DPL and ACE had $484 million, $64 million, $105 million and $5 million, respectively, of commercial paper outstanding at December 31, 2015. The weighted average interest rate for commercial paper issued by PHI, Pepco, DPL and ACE during 2015 was 0.80%, 0.44%, 0.47% and 0.46%, respectively. The weighted average maturity of all commercial paper issued by PHI, Pepco, DPL and ACE during 2015 was ten, four, four and six days, respectively.

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

Variable Rate Demand Bonds

PHI’s utility subsidiary DPL has outstanding obligations in respect of Variable Rate Demand Bonds (VRDB). VRDBs are subject to repayment on the demand of the holders and, for this reason, are accounted for as short-term debt in accordance with GAAP. However, bonds submitted for purchase are remarketed by a remarketing agent on a best efforts basis. PHI expects that any bonds submitted for purchase will be remarketed successfully due to the creditworthiness of the issuer and, as applicable, the credit support, and because the remarketing resets the interest rate to the then-current market rate. The bonds may be converted to a fixed-rate, fixed-term option to establish a maturity which corresponds to the

PEPCO HOLDINGS

date of final maturity of the bonds. On this basis, PHI views VRDBs as a source of long-term financing. As of December 31, 2015, $105 million of VRDBs issued on behalf of DPL were outstanding (of which $72 million were secured by Collateral First Mortgage Bonds issued by DPL). During 2014, ACE retired, at maturity, its last remaining VRDBs in the amount of $18 million.

The VRDBs outstanding at December 31, 2015 mature as follows: 2017 ($26 million), 2024 ($33 million), 2028 ($16 million), and 2029 ($30 million). The weighted average interest rate for VRDBs outstanding on December 31, 2015 was 0.13% during 2015 and 0.19% during 2014.

PHI Term Loan Agreements

On January 13, 2016, PHI entered into a $500 million term loan agreement, pursuant to which PHI borrowed $500 million at a rate of interest equal to the prevailing Eurodollar rate, which is determined by reference to the London Interbank Offered Rate with respect to the relevant interest period, all as defined in the loan agreement, plus a margin of 0.90%. PHI used the net proceeds of the loan under the loan agreement to repay its outstanding commercial paper, and for general corporate purposes. All indebtedness incurred under the loan agreement is unsecured, and the aggregate principal amount of all loans, together with any accrued but unpaid interest due under the loan agreement, must be repaid in full on or before July 13, 2016. Pursuant to the term loan agreement, PHI may consummate the Merger and the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. PHI requested and obtained the consent of the lenders under the term loan to allow for completion of the Merger by June 30, 2016.

On July 30, 2015, PHI entered into a $300 million term loan agreement, pursuant to which PHI borrowed $300 million at a rate of interest equal to the prevailing Eurodollar rate, which is determined by reference to the LIBOR with respect to the relevant interest period, all as defined in the loan agreement, plus a margin of 0.95%. PHI used the net proceeds of the loan under the loan agreement to repay a portion of its outstanding commercial paper, and for general corporate purposes. All indebtedness incurred under the loan agreement is unsecured, and the aggregate principal amount of all loans, together with any accrued but unpaid interest due under the loan agreement, must be repaid in full on or before July 28, 2016. Pursuant to the term loan agreement, PHI may consummate the Merger and the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. PHI requested and obtained the consent of the lenders under the term loan to allow for completion of the Merger by June 30, 2016.

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

PEPCO HOLDINGS

The interest rate payable by each company on utilized funds is, at the borrowing company’s election, (i) the greater of the prevailing prime rate, the federal funds effective rate plus 0.5% and the one month London Interbank Offered Rate (LIBOR) plus 1.0%, or (ii) the prevailing Eurodollar rate, plus a margin that varies according to the credit rating of the borrower.

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility at December 31, 2015.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of December 31, 2015 and December 31, 2014, the amount of cash plus unused borrowing capacity under the credit facility available to meet the future liquidity needs of PHI and its utility subsidiaries on a consolidated basis totaled $851 million and $875 million, respectively. PHI’s utility subsidiaries had combined cash and unused borrowing capacity under the credit facility of $576 million and $413 million at December 31, 2015 and December 31, 2014, respectively.

Credit Facility Amendment

During 2014, PHI, Pepco, DPL and ACE entered into an amendment of and consent with respect to the credit agreement (the Consent). PHI was required to obtain the consent of certain of the lenders under the credit facility in order to permit the consummation of the Merger. Pursuant to the Consent, certain of the lenders consented to the consummation of the Merger and the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. In addition, the Consent amends the definition of “Change in Control” in the credit agreement to mean, following consummation of the Merger, an event or series of events by which Exelon no longer owns, directly or indirectly, 100% of the outstanding shares of voting stock of Pepco Holdings. PHI requested and obtained an extension of the Consent to allow for completion of the Merger by June 30, 2016.

Other Financing Activities

Sale of Receivables

During 2015, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project over a period of time pursuant to a task order. The purchase price to be received by Pepco is $5 million. Pursuant to the purchase agreement, following acceptance of the energy savings project by the buyer, the buyer is entitled to receive the contract payments under the task order payable by the customer over approximately 15 years. The energy savings project will be performed by Pepco Energy Services and is expected to be completed by the end of 2017.

PEPCO HOLDINGS

During 2014, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project pursuant to a task order entered into under a General Services Administration area-wide agreement. The purchase price received by Pepco was $12 million, which was included in the Current portion of long-term debt and project funding at December 31, 2014. The energy savings project was performed by Pepco Energy Services and was completed in 2014. Pursuant to the purchase agreement, following acceptance of the energy savings project by the buyer, the buyer was entitled to receive the contract payments under the task order payable by the buyer over approximately 9 years. The energy savings project was accepted during the first quarter of 2015 and the amount was removed from the Current portion of long-term debt and project funding.

During 2013, Pepco Energy Services, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project over a period of time pursuant to a task order. The purchase price received by Pepco Energy Services was $7 million, which was included in the Current portion of long-term debt and project funding at December 31, 2014. Pursuant to the purchase agreement, following acceptance of the energy savings project by the buyer, the buyer is entitled to receive the contract payments under the task order payable by the customer over approximately 23 years. The energy savings project was accepted during the first quarter of 2015 and the amount was removed from the Current portion of long-term debt and project funding.

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

Provision for Consolidated Income Taxes – Continuing Operations

	For the Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Current Tax (Benefit) Expense
Federal	$(3)	$(137)	$(128)
State and local	12	(26)	(9)

Total Current Tax Expense (Benefit)	9	(163)	(137)

Deferred Tax Expense (Benefit)
Federal	92	261	393
State and local	30	41	65
Investment tax credit amortization	(2)	(1)	(2)

Total Deferred Tax Expense	120	301	456

Total Consolidated Income Tax Expense Related to Continuing Operations	$129	$138	$319

PEPCO HOLDINGS

Reconciliation of Consolidated Income Tax Expense – Continuing Operations

	For the Year Ended December 31,
	2015		2014		2013
	(millions of dollars)
Income tax at Federal statutory rate	$156	35.0%	$133	35.0%	$150	35.0%
Increases (decreases) resulting from:
State income taxes, net of federal effect	27	6.0%	23	6.1%	27	6.3%
Asset removal costs	(14)	(3.1)%	(12)	(3.2)%	(14)	(3.3)%
Change in estimates and interest related to uncertain and effectively settled tax positions	(46)	(10.3)%	—	—	56	13.1%
Deferred tax basis adjustments	7	1.6%	—	—	—	—
Establishment of valuation allowances related to deferred tax assets	—	—	—	—	101	23.5%
Merger related costs	4	0.9%	7	1.8%	—	—
Other, net	(5)	(1.2)%	(13)	(3.4)%	(1)	(0.2)%

Consolidated Income Tax Expense Related to Continuing Operations	$129	28.9%	$138	36.3%	$319	74.4%

Global Tax Settlement

On November 18, 2015, PHI entered into a settlement with the IRS and the DOJ (the Global Tax Settlement) to provide for the resolution of the tax treatment of its previously held cross-border energy lease investments involving public utility assets located outside of the United States structured as sale-in, lease-out, or SILO, transactions. The Global Tax Settlement followed the acceptance by PHI on October 29, 2015 of IRS revenue agent reports covering adjustments incorporated in the terms of the Global Tax Settlement, as well as adjustments for all other tax matters in dispute with the IRS. Also, on November 18, 2015, the DOJ accepted PHI’s offer letter for the settlement of litigation related to the SILO transactions discussed further in Note (16), “Commitments and Contingencies – PHI’s Cross-Border Energy Lease Investments.” The Global Tax Settlement and the revenue agent reports, together, effectively close all years open to examination of federal income tax liabilities for PHI through 2011, and all matters associated with the cross-border energy lease investments through 2013.

The Global Tax Settlement, which resolves tax matters related to the cross-border energy lease investments and avoids the costs associated with continued litigation, provides that all depreciation and interest deductions in excess of rental income related to the cross-border energy lease investments were disallowed. The Global Tax Settlement also required PHI to recognize original issue discount income for tax purposes associated with the recharacterization of each of the leases as a loan transaction. Pursuant to the Global Tax Settlement, interest will be assessed with respect to tax underpayments in the relevant years; however, no penalties were assessed against PHI. The Global Tax Settlement provides for the same treatment of the cross-border energy lease investments for the tax years 2012 and 2013 as described above. The last of PHI’s cross-border energy lease investments was terminated in 2013. As a result of the Global Tax Settlement, PHI and the DOJ filed stipulations of dismissal regarding the litigation in the U.S. Court of Federal Claims. The Court dismissed the complaint on November 20, 2015.

As a result of the Global Tax Settlement, PHI recorded in the fourth quarter of 2015 a tax benefit of $56 million, including $47 million associated with continuing operations and $9 million associated with discontinued operations. The $47 million benefit associated with continuing operations is included above in Change in estimates and interest related to uncertain and effectively settled tax positions. Included in

PEPCO HOLDINGS

the tax benefit of $47 million associated with continuing operations was a $21 million after-tax interest benefit representing the anticipated reduction in previously recorded interest expense that was allocated to PHI’s continuing operations associated with PHI’s uncertain tax positions. The remaining tax benefit recorded of $26 million primarily represents uncertain tax positions associated with PHI’s continuing operations that were settled in favor of PHI in the Global Tax Settlement.

Also during the fourth quarter of 2015, PHI completed its annual reconciliation of its deferred income tax accounts and corrected prior period errors by recording an after-tax charge of $7 million which is included above in Deferred tax basis adjustments. Management has determined that these errors, individually or in the aggregate, were not material to the current or prior periods.

Other Tax Matters

During 2015 and 2014, PHI recorded tax benefits of $6 million and $5 million, respectively, related to certain energy efficiency tax deductions associated with Pepco Energy Services’ energy savings performance contracting services. Theses tax benefits are included above in Other, net.

In connection with the proposed Merger (as further described in Note (1), “Organization”), PHI incurred certain merger-related costs in 2015 and 2014 which are not tax-deductible.

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

PEPCO HOLDINGS

Components of Consolidated Deferred Tax Liabilities (Assets)

	At December 31,
	2015	2014
	(millions of dollars)
Deferred Tax Liabilities (Assets)
Depreciation and other basis differences related to plant and equipment	$3,273	$2,962
Deferred electric service and electric restructuring liabilities	43	67
Federal and state net operating losses	(446)	(400)
Valuation allowances on state net operating losses	63	61
Pension and other postretirement benefits	92	116
Deferred taxes on amounts to be collected through future rates	86	94
Other	267	325

Total Deferred Tax Liabilities, net	3,378	3,225
Deferred tax assets included in Other Assets	15	17

Total Consolidated Deferred Tax Liabilities, net	$3,393	$3,242

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

Reconciliation of Beginning and Ending Balances of Unrecognized Tax Benefits

	2015		2014	2013
	(millions of dollars)

Balance as of January 1,	$850		$831	$200
Tax positions related to current year:
Additions	—		4	3
Reductions	—		(2)	—
Tax positions related to prior years:
Additions	13		27	646 (b)
Reductions	(201	)(a)	(10)	(12)
Settlements	(628	)(a)	—	(6)

Balance as of December 31,	$34		$850	$831

(a)	Reductions and settlements in 2015 resulted from the Global Tax Settlement. Settlements represent unrecognized tax benefits that were satisfied with cash or use of net operating losses and tax credits. The majority of the settlements were associated with the treatment of the former cross-border energy lease investments of PCI.
(b)	These additions of unrecognized tax benefits in 2013 primarily relate to the former cross-border energy lease investments of PCI.

Unrecognized Benefits That, If Recognized, Would Affect the Effective Tax Rate

Unrecognized tax benefits are related to tax positions that have been taken or are expected to be taken in tax returns that are not recognized in the financial statements because management has either measured the tax benefit at an amount less than the benefit claimed or expected to be claimed, or has concluded that

PEPCO HOLDINGS

it is not more likely than not that the tax position will be ultimately sustained. For the majority of these tax positions, the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. Unrecognized tax benefits at December 31, 2015 included $22 million that, if recognized, would lower the effective tax rate.

Interest and Penalties

PHI recognizes interest and penalties relating to its uncertain tax positions as an element of income tax expense. For the years ended December 31, 2015, 2014 and 2013, PHI recognized $35 million of pre-tax interest income ($21 million after-tax), less than $1 million of pre-tax interest expense, and $125 million of pre-tax interest expense ($75 million after-tax), respectively, as a component of income tax expense related to continuing and discontinued operations. As of December 31, 2015, 2014 and 2013, PHI had accrued interest payable of $2 million, accrued interest receivable of $2 million and accrued interest receivable of $2 million, respectively, related to effectively settled and uncertain tax positions.

Possible Changes to Unrecognized Tax Benefits

It is reasonably possible that the amount of unrecognized tax benefits with respect to PHI’s uncertain tax positions will significantly increase or decrease within the next 12 months. At this time, it is estimated that there will be a $6 million to $10 million decrease in unrecognized tax benefits within the next 12 months.

Tax Years Open to Examination

As a result of the Global Tax Settlement, PHI’s federal income tax liabilities for PHI and Pepco legacy companies for all years through 2011, and for all matters associated with the cross-border energy lease investments for all years through 2013, have been determined by the IRS, subject to adjustment to the extent of any net operating loss or other loss or credit carrybacks from subsequent years. The open tax years for the significant states where PHI files state income tax returns (District of Columbia, Maryland, Delaware, New Jersey, Pennsylvania and Virginia) are the same as for the Federal returns.

Changes to the District of Columbia Tax Law

On February 26, 2015, the District of Columbia Fiscal Year 2015 Budget Support Act of 2014 became law, effective January 1, 2015. The law revised the apportionment methodology for corporate tax and included a phase-down of the corporate tax rate from 9.975% to 8.25% by fiscal year 2019. The change in law required PHI and Pepco to remeasure their net deferred tax liabilities in the first and fourth quarters of 2015. This remeasurement resulted in Pepco reducing its deferred tax liabilities by $23 million in the first quarter of 2015 to reflect the initial reduction in the tax rate from 9.975% to 9.4% on January 1, 2015 and $2 million in the fourth quarter of 2015 to reflect the subsequent reduction in the tax rate from 9.4% to 9.2% on January 1, 2016. These reductions to the deferred tax liabilities were offset by corresponding decreases to Pepco’s regulatory assets. Further reductions to the corporate tax rate in future years will depend upon the achievement of future revenue projections for the District of Columbia.

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

PEPCO HOLDINGS

Other Taxes

Other taxes for continuing operations are shown below. The annual amounts include $421 million, $407 million and $422 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to Power Delivery, which are recoverable through rates.

	2015	2014	2013
	(millions of dollars)
Gross Receipts/Delivery	$124	$123	$133
Property	92	84	77
County Fuel and Energy	143	143	153
Environmental, Use and Other	68	63	65

Total	$427	$413	$428

(12)	STOCK-BASED COMPENSATION, DIVIDEND RESTRICTIONS, AND CALCULATIONS OF EARNINGS PER SHARE OF COMMON STOCK

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

Total stock-based compensation expense recorded in the consolidated statements of income (loss) for the years ended December 31, 2015, 2014 and 2013 was $13 million, $18 million and $12 million, respectively, all of which was associated with restricted stock and restricted stock unit awards.

No material amount of stock compensation expense was capitalized for the years ended December 31, 2015, 2014 and 2013.

PEPCO HOLDINGS

Restricted Stock and Restricted Stock Unit Awards

Description of Awards

A number of programs have been established under the LTIP and the 2012 LTIP involving the issuance of restricted stock and restricted stock unit awards, including awards of performance-based restricted stock and restricted stock units, and time-based restricted stock and restricted stock units. A summary of each of these programs is as follows:

•	Under the performance-based program, performance criteria are selected and measured over the specified performance period. Depending on the extent to which the performance criteria are satisfied, the participants are eligible to earn shares of common stock at the end of the performance period, ranging from 25% to 200% of the target award, and dividend equivalents accrued thereon.

•	Generally, time-based restricted stock and restricted stock unit award opportunities have a requisite service period of up to three years and, with respect to restricted stock awards, participants have the right to receive dividends on the shares during the vesting period. Under restricted stock unit awards, dividends are credited quarterly in the form of additional restricted stock units, which are paid when vested at the end of the service period.

•	PHI granted a total of 22,901 and 21,138 time-based restricted stock units in 2015 and 2014, respectively, to its non-employee directors under the 2012 LTIP. These time-based restricted stock units vest over a service period which ends upon the first to occur of (i) one year after the date of grant or (ii) the date of the next annual meeting of stockholders. These awards represent the equity portion of the annual retainer paid to non-employee directors for their service as a director of PHI.

PEPCO HOLDINGS

Activity for the year

The 2015 activity for restricted stock, performance-based restricted stock, time-based restricted stock unit and performance-based restricted stock unit awards is summarized in the table below. For performance-based restricted stock and restricted stock unit awards, the table reflects awards projected, for purposes of computing the weighted average grant date fair value, to achieve 100% of targeted performance criteria for each outstanding award cycle.

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 1, 2015
Restricted stock	54,165	$26.80
Performance-based restricted stock	70,276	27.01
Time-based restricted stock units	468,958	19.61
Performance-based restricted stock units	827,981	17.73

Total	1,421,380
Granted during 2015
Performance-based restricted stock	48,347	26.10
Time-based restricted stock units	450,203	27.40
Performance-based restricted stock units	6,188	26.08

Total	504,738
Vested during 2015
Performance-based restricted stock	(93,906)	26.78
Time-based restricted stock units	(288,429)	20.61
Performance-based restricted stock units	(424,705)	17.05

Total	(807,040)
Forfeited during 2015
Time-based restricted stock units	(2,218)	27.00
Performance-based restricted stock units	(826)	19.33

Total	(3,044)
Balance as of December 31, 2015 (a)
Restricted stock	54,165	26.80
Performance-based restricted stock	24,717	26.10
Time-based restricted stock units	628,514	24.71
Performance-based restricted stock units	408,638	18.56

Total	1,116,034

(a)	The balance as of December 31, 2015 does not include 36,110 shares of restricted stock, 113,385 time-based restricted stock units and 104,628 performance-based restricted stock units that were vested for executives and 30,784 time-based restricted stock units that were vested for directors but had not yet settled.

PEPCO HOLDINGS

Grants included in the table above reflect 2015 grants of restricted stock, performance-based restricted stock, time-based restricted stock unit and performance-based restricted stock unit awards. PHI recognizes compensation expense related to restricted stock, performance-based restricted stock, time-based restricted stock unit and performance-based restricted stock unit awards based on the fair value of the awards at date of grant. The fair value is based on the market value of PHI common stock at the date the award opportunity is granted. The estimated fair value of the performance-based awards is also a function of PHI’s projected future performance relative to established performance criteria and the resulting payout of shares based on the achieved performance levels. PHI employed a Monte Carlo simulation to forecast PHI’s performance relative to the performance criteria and to estimate the potential payout of shares under the performance-based awards.

PEPCO HOLDINGS

The following table provides the weighted average grant date fair value per share of those awards granted during each of the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013

Weighted average grant-date fair value of each restricted stock award granted during the year	$—	$26.80	$—

Weighted average grant-date fair value of each performance-based restricted stock award granted during the year	$26.10	$27.01	$—

Weighted average grant-date fair value of each time-based restricted stock unit award granted during the year	$27.40	$19.77	$19.70

Weighted average grant-date fair value of each performance-based restricted stock unit award granted during the year	$26.08	$18.53	$17.03

As of December 31, 2015, there was approximately $12 million of future compensation cost (net of estimated forfeitures) related to restricted stock unit awards granted under the LTIP and the 2012 LTIP that PHI expects to recognize over a weighted-average period of approximately two years.

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

Directors’ Deferred Compensation

Under the Pepco Holdings’ Executive and Director Deferred Compensation Plan, Pepco Holdings non-employee directors may elect to defer all or part of their cash retainer and meeting fees. Deferred retainer or meeting fees, at the election of the director, can be credited with interest at the prime rate or the return on selected investment funds or can be deemed invested in phantom shares of Pepco Holdings common stock on which dividend equivalent accruals are credited when dividends are paid on the common stock (or a combination of these options). All deferrals are settled in cash. The amount deferred by directors for the year ended December 31, 2015 was zero and was not material for each of the years ended December 31, 2014 and 2013.

Compensation expense recognized in respect of dividends and the increase in fair value was not material for each of the years ended December 31, 2015 and 2013, and $1 million for the year ended December 31, 2014. The deferred compensation balances under this program were approximately $2 million at December 31, 2015 and 2014.

A separate deferral option under the 2012 LTIP gives non-employee directors the right to elect to defer the receipt of common stock upon vesting of restricted stock unit awards.

Dividend Restrictions

PHI, on a stand-alone basis, generates no operating income of its own. Accordingly, its ability to pay dividends to its stockholders depends on dividends received from its subsidiaries. In addition to their future financial performance, the ability of PHI’s direct and indirect subsidiaries to pay dividends is subject to limits imposed by: (i) state corporate laws, which impose limitations on the funds that can be used to pay dividends and, in the case of ACE, the regulatory requirement that it obtain the prior approval of the NJBPU before dividends can be paid if its equity as a percent of its total capitalization, excluding securitization debt, falls below 30%; (ii) the prior rights of holders of mortgage bonds and other long-term debt issued by the subsidiaries, and any other restrictions imposed in connection with the incurrence of liabilities; and (iii) certain provisions of ACE’s charter that impose restrictions on payment of common

PEPCO HOLDINGS

stock dividends for the benefit of preferred stockholders. Pepco, DPL and ACE have no shares of preferred stock outstanding at December 31, 2015. Currently, the capitalization ratio limitation to which ACE is subject and the restriction in the ACE charter do not limit ACE’s ability to pay common stock dividends. As further described in Note (10), “Debt,” PHI, Pepco, DPL and ACE have restrictions on total indebtedness in relation to total capitalization under the credit facility.

PHI had approximately $617 million and $565 million of retained earnings free of restrictions at December 31, 2015 and 2014, respectively. These amounts represent the total retained earnings balances at those dates. The amount of restricted net assets for PHI’s consolidated subsidiaries at December 31, 2015 is $2,633 million.

For the years ended December 31, 2015, 2014 and 2013, dividends paid by PHI’s subsidiaries were as follows:

Subsidiary	2015	2014	2013
	(millions of dollars)
Pepco (paid to PHI)	$146	$86	$46
DPL (paid to Conectiv)	92	100	30
ACE (paid to Conectiv)	12	26	60

Total	$250	$212	$136

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

PEPCO HOLDINGS

Calculations of Earnings per Share of Common Stock

The numerator and denominator for basic and diluted earnings per share of common stock calculations are shown below.

	For the Year Ended December 31,
	2015	2014	2013
	(millions of dollars, except per share data)
Income (Numerator):

Net income from continuing operations	$318	$242	$110
Net income (loss) from discontinued operations	9	—	(322)

Net income (loss)	$327	$242	$(212)

Shares (Denominator) (in millions):
Weighted average shares outstanding for basic computation:
Average shares outstanding	253	251	246
Adjustment to shares outstanding	—	—	—

Weighted Average Shares Outstanding for Computation of Basic Earnings Per Share of Common Stock	253	251	246
Net effect of potentially dilutive shares (a)	1	1	—

Weighted Average Shares Outstanding for Computation of Diluted Earnings Per Share of Common Stock	254	252	246

Basic earnings per share of common stock from continuing operations	$1.25	$0.96	$0.45
Basic earnings (loss) per share of common stock from discontinued operations	0.04	—	(1.31)

Basic earnings (loss) per share	$1.29	$0.96	$(0.86)

Diluted earnings per share of common stock from continuing operations	$1.25	$0.96	$0.45
Diluted earnings (loss) per share of common stock from discontinued operations	0.04	—	(1.31)

Diluted earnings (loss) per share	$1.29	$0.96	$(0.86)

(a)	There were no options to purchase shares of common stock that were excluded from the calculation of diluted earnings per share for the years ended December 31, 2015, 2014 and 2013.

Direct Stock Purchase and Dividend Reinvestment Plan

PHI maintains a DRP through which participants may reinvest cash dividends. In addition, participants can make purchases of shares of PHI common stock through the investment of not less than $25 per purchase nor more than $300,000 each calendar year. Shares of common stock purchased through the DRP may be new shares, treasury shares held by PHI, or, at the election of PHI, shares purchased in the open market. Less than 1 million, approximately 1 million and 2 million new shares were issued and sold under the DRP in 2015, 2014 and 2013, respectively.

PEPCO HOLDINGS

Pepco Holdings Common Stock Reserved and Unissued

The following table presents Pepco Holdings’ common stock reserved and unissued at December 31, 2015:

Name of Plan	Number of Shares
DRP	4,584,077
Pepco Holdings Long-Term Incentive Plan (a)	6,946,614
Pepco Holdings 2012 Long-Term Incentive Plan	7,136,961
Pepco Holdings Retirement Savings Plan	3,456,261

Total	22,123,913

(a)	No further awards will be made under this plan.

(13)	PREFERRED STOCK

In connection with entering into the Merger Agreement (as further described in Note (1), “Organization”), PHI entered into a Subscription Agreement with Exelon, dated April 29, 2014, pursuant to which PHI issued to Exelon 9,000 originally issued shares of Preferred Stock for a purchase price of $90 million on April 30, 2014. In connection with these agreements, Exelon also committed to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following April 29, 2014, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014, January 26, 2015, April 27, 2015 and July 24, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for an aggregate purchase price of $90 million. If the Merger closes or terminates for any reason, no additional shares of Preferred Stock will be issued pursuant to the Subscription Agreement. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

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

PHI has excluded the Preferred Stock from equity at December 31, 2015 and 2014, since the Preferred Stock contains conditions for redemption that are not solely within the control of PHI. Management determined that the Preferred Stock contains embedded features requiring separate accounting consideration to reflect the potential value to PHI that any issued and outstanding Preferred Stock could be called and redeemed at a nominal par value upon a Regulatory Termination. The embedded call and redemption features on the shares of the Preferred Stock in the event of a Regulatory Termination are separately accounted for as derivatives. These Preferred Stock derivatives are valued at each reporting date using quantitative and qualitative factors, including management’s assessment of the likelihood of a Regulatory Termination. As of December 31, 2015, the fair value of the remaining derivative related to the Preferred Stock was estimated to be $18 million based on management’s updated assessment. The estimated fair value of the derivatives related to the Preferred Stock at December 31, 2014 was $3 million and has been included in current assets (Prepaid expenses and other) with a corresponding increase in Preferred Stock on the consolidated balance sheet at December 31, 2014. The $15 million increase in the fair value of the derivative has been included in Other income for the year ended December 31, 2015.

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

PEPCO HOLDINGS

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

The tables below identify the balance sheet location and fair values of derivative instruments as of December 31, 2015 and 2014:

	As of December 31, 2015
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
			(millions of dollars)
Derivative assets (current assets)	$—	$18	$18	$—	$18
Derivative liabilities (current liabilities)	—	(2)	(2)	2	—

Net derivative asset	$—	$16	$16	$2	$18

	As of December 31, 2014
Balance Sheet Caption	Derivatives Designated as Hedging Instruments	Other Derivative Instruments	Gross Derivative Instruments	Effects of Cash Collateral and Netting	Net Derivative Instruments
			(millions of dollars)
Derivative assets (current assets)	$—	$3	$3	$—	$3
Derivative liabilities (current liabilities)	—	(4)	(4)	4	—

Net derivative (liability) asset	$—	$(1)	$(1)	$4	$3

PEPCO HOLDINGS

All derivative assets and liabilities available to be offset under master netting arrangements were netted as of December 31, 2015 and 2014. The amount of cash collateral that was offset against these derivative positions is as follows:

	December 31, 2015	December 31, 2014
	(millions of dollars)
Cash collateral pledged to counterparties with the right to reclaim (a)	$2	$4

(a)	Includes cash deposits on commodity brokerage accounts.

As of December 31, 2015 and 2014, all PHI cash collateral pledged related to derivative instruments accounted for at fair value was entitled to be offset under master netting agreements.

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

The tables below provide details regarding terminated cash flow hedges included in PHI’s consolidated balance sheets as of December 31, 2015 and 2014. The data in the following tables indicate the cumulative net loss after-tax related to terminated cash flow hedges by contract type included in AOCL, the portion of AOCL expected to be reclassified to income during the next 12 months, and the maximum hedge or deferral term:

Contracts	As of December 31, 2015		Maximum Term
	Accumulated Other Comprehensive Loss After-tax	Portion Expected to be Reclassified to Income during the Next 12 Months
	(millions of dollars)
Interest rate	$8	$1	200 months

Contracts	As of December 31, 2014		Maximum Term
	Accumulated Other Comprehensive Loss After-tax	Portion Expected to be Reclassified to Income during the Next 12 Months
	(millions of dollars)
Interest rate	$9	$1	212 months

PEPCO HOLDINGS

Other Derivative Activity

DPL has certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the consolidated balance sheets with the gain or loss for changes in fair value recorded in income. In addition, in accordance with FASB guidance on regulated operations (ASC 980), regulatory liabilities or regulatory assets of the same amount are recorded on the consolidated balance sheets and the recognition of the derivative gain or loss is deferred because of the DPSC-approved fuel adjustment clause for DPL’s derivatives and the NJBPU order pertaining to the ACE SOCA derivatives. During 2012, ACE had recognized derivative assets and derivative liabilities in connection with the SOCAs referred to in Note (7), “Regulatory Matters.” In 2013, the Federal district court issued an order as described in Note (7), “Regulatory Matters” which caused ACE to derecognize the derivative assets and derivatives liabilities related to the SOCAs in the fourth quarter of 2013. The following table shows the net unrealized and net realized derivative gains and losses arising during the period associated with these derivatives that were recognized in the consolidated statements of income (loss) (through Fuel and purchased energy expense) and that were also deferred as regulatory liabilities and regulatory assets, respectively, for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Net unrealized (loss) gain arising during the period	$(3)	$(3)	$4
Net realized (loss) gain recognized during the period	(5)	2	(4)

As of December 31, 2015 and 2014, the quantities and positions of DPL’s net outstanding natural gas commodity forward contracts that did not qualify for hedge accounting were:

	December 31, 2015		December 31, 2014
Commodity	Quantity	Net Position	Quantity	Net Position
DPL – Natural gas (one Million British Thermal Units)	4,190,000	Long	3,892,500	Long

In addition, PHI recorded derivative assets for the embedded call and redemption features on the shares of Preferred Stock as further described in Note (13), “Preferred Stock.” The net unrealized gain arising during 2015 related to these derivative assets was $15 million and has been included in Other income.

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

PEPCO HOLDINGS

The following tables set forth, by level within the fair value hierarchy, PHI’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. PHI’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Derivative instruments
Preferred stock	$18	$—	$—	$18
Cash equivalents and restricted cash equivalents
Treasury fund	42	42	—	—
Executive deferred compensation plan assets
Money market funds and short-term investments	27	12	15	—
Life insurance contracts	46	—	27	19

Total	$133	$54	$42	$37

LIABILITIES
Derivative instruments (b)
Natural gas (c)	$2	$2	$—	$—
Executive deferred compensation plan liabilities
Life insurance contracts	30	—	30	—

Total	$32	$2	$30	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2015.
(b)	The fair values of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas futures purchased by DPL as part of a natural gas hedging program approved by the DPSC.

PEPCO HOLDINGS

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS
Derivative instruments
Preferred stock	$3	$—	$—	$3
Restricted cash equivalents
Treasury fund	38	38	—	—
Executive deferred compensation plan assets
Money market funds and short-term investments	35	14	21	—
Life insurance contracts	46	—	27	19

Total	$122	$52	$48	$22

LIABILITIES
Derivative instruments (b)
Natural gas (c)	$4	$4	$—	$—
Executive deferred compensation plan liabilities
Life insurance contracts	30	—	30	—

Total	$34	$4	$30	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2014.
(b)	The fair values of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas futures purchased by DPL as part of a natural gas hedging program approved by the DPSC.

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

Executive deferred compensation plan assets and liabilities categorized as level 2 consist of life insurance policies and certain employment agreement obligations. The life insurance policies are categorized as level 2 assets because they are valued based on the assets underlying the policies, which consist of short-term cash equivalents and fixed income securities that are priced using observable market data and can be liquidated for the value of the underlying assets as of December 31, 2015. The level 2 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance sub-accounts. The sub-accounts are designed to mirror existing mutual funds and money market funds that are observable and actively traded.

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

Reconciliations of the beginning and ending balances of PHI’s fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014 are shown below:

	Year Ended December 31,
	2015		2014
	Preferred Stock	Life Insurance Contracts	Preferred Stock	Life Insurance Contracts
	(millions of dollars)
Balance as of January 1	$3	$19	$—	$19
Total gains (losses) (realized and unrealized):
Included in income	15	5	—	3
Included in accumulated other comprehensive loss	—	—	—	—
Included in regulatory liabilities	—	—	—	—
Purchases	—	—	—	—
Issuances	—	(3)	3	(3)
Settlements	—	(2)	—	—
Transfers in (out) of level 3	—	—	—	—

Balance as of December 31	$18	$19	$3	$19

The breakdown of realized and unrealized gains on level 3 instruments included in income as a component of Other income or Other operation and maintenance expense for the periods below were as follows:

	Year Ended December 31,
	2015	2014
	(millions of dollars)

Total net gains included in income for the period	$20	$3

Change in unrealized gains relating to assets still held at reporting date	$18	$3

Other Financial Instruments

The estimated fair values of PHI’s Long-term debt instruments that are measured at amortized cost in PHI’s consolidated financial statements and the associated levels of the estimates within the fair value hierarchy as of December 31, 2015 and 2014 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. PHI’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

PEPCO HOLDINGS

The fair values of Long-term debt and Transition bonds categorized as level 2 are based on a blend of quoted prices for the debt and quoted prices for similar debt on the measurement date. The blend places more weight on current pricing information when determining the final fair value measurement. The fair value information is provided by brokers, and PHI reviews the methodologies and results.

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

	Fair Value Measurements at December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$5,523	$—	$4,941	$582
Transition Bonds (b)	185	—	185	—
Long-term project funding	5	—	—	5

Total	$5,713	$—	$5,126	$587

(a)	The carrying amount for Long-term debt, net of unamortized discount, was $4,999 million as of December 31, 2015.
(b)	The carrying amount for Transition Bonds, including amounts due within one year, was $171 million as of December 31, 2015.

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES
Debt instruments
Long-term debt (a)	$5,583	$—	$5,136	$447
Transition Bonds (b)	235	—	235	—
Long-term project funding	28	—	—	28

Total	$5,846	$—	$5,371	$475

(a)	The carrying amount for Long-term debt, net of unamortized discount, was $4,807 million as of December 31, 2014.
(b)	The carrying amount for Transition Bonds, including amounts due within one year, was $215 million as of December 31, 2014.

The carrying amounts of all other financial instruments in the accompanying consolidated financial statements approximate fair value.

PEPCO HOLDINGS

(16)	COMMITMENTS AND CONTINGENCIES

General Litigation

From time to time, PHI and its subsidiaries are named as defendants in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. PHI and each of its subsidiaries are self-insured against such claims up to a certain self-insured retention amount and maintain insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, PHI’s contracts with its vendors generally require the vendors to name PHI and/or its subsidiaries as additional insureds for the amounts at least equal to PHI’s self-insured retention. Further, PHI’s contracts with its vendors require the vendors to indemnify PHI for various acts and activities that may give rise to claims against PHI. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on PHI’s or its subsidiaries’ financial condition, results of operations or cash flows. At December 31, 2015, PHI had recorded estimated loss contingency liabilities for general litigation totaling approximately $12 million.

Environmental Matters

PHI, through its subsidiaries, is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of PHI’s utility subsidiaries, environmental clean-up costs incurred by Pepco, DPL and ACE generally are included by each company in its respective cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies described below of PHI and its subsidiaries at December 31, 2015 are summarized as follows:

		Legacy Generation
	Transmission and Distribution	Regulated	Non-Regulated	Total
		(millions of dollars)
Balance as of January 1	$17	$6	$5	$28
Accruals	7	3	—	10
Payments	(4)	(1)	—	(5)

Balance as of December 31	20	8	5	33
Less amounts in Other Current Liabilities	3	1	—	4

Amounts in Other Deferred Credits	$17	$7	$5	$29

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

Franklin Slag Pile Site

In November 2008, ACE received a general notice letter from EPA concerning the Franklin Slag Pile site in Philadelphia, Pennsylvania, asserting that ACE is a potentially responsible party (PRP) that may have liability for clean-up costs with respect to the site and for the costs of implementing an EPA-mandated remedy. EPA’s claims are based on ACE’s sale of boiler slag from the B.L. England generating facility, then owned by ACE, to MDC Industries, Inc. (MDC) during the period from June 1978 to May 1983. EPA claims that the boiler slag ACE sold to MDC contained copper and lead, which are hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and that the sales transactions may have constituted an arrangement for the disposal or treatment of hazardous substances at the site, which could be a basis for liability under CERCLA. The EPA letter also states that, as of the date of the letter, EPA’s expenditures for response measures at the site have exceeded $6 million. EPA’s feasibility study (FS) for this site conducted in 2007 identified a range of alternatives for permanent remedial measures with varying cost estimates, and the estimated cost of EPA’s preferred alternative is approximately $6 million.

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

PEPCO HOLDINGS

Benning Road Site

Contamination of Lower Anacostia River

In September 2010, PHI received a letter from EPA identifying the Benning Road site as one of six land-based sites potentially contributing to contamination of the lower Anacostia River. A portion of the site was formerly the location of a Pepco Energy Services electric generating facility. That generating facility was deactivated in June 2012 and plant structure demolition was completed in July 2015. The remaining portion of the site consists of a Pepco transmission and distribution service center that remains in operation. The principal contaminants allegedly of concern are polychlorinated biphenyls and polycyclic aromatic hydrocarbons. In December 2011, the U.S. District Court for the District of Columbia approved a consent decree entered into by Pepco and Pepco Energy Services with the District of Columbia Department of Energy and Environment (DOEE) (formerly the District of Columbia Department of the Environment), which requires Pepco and Pepco Energy Services to conduct a RI/FS for the Benning Road site and an approximately 10 to 15 acre portion of the adjacent Anacostia River. The RI/FS will form the basis for the remedial actions for the Benning Road site and for the Anacostia River sediment associated with the site. The consent decree does not obligate Pepco or Pepco Energy Services to pay for or perform any remediation work, but it is anticipated that DOEE will look to Pepco and Pepco Energy Services to assume responsibility for cleanup of any conditions in the river that are determined to be attributable to past activities at the Benning Road site.

The initial remedial investigation field work began in January 2013 and was completed in December 2014. In addition, in conjunction with the power plant demolition activities, Pepco and Pepco Energy Services collected soil samples adjacent to and beneath the concrete basins for the dismantled cooling towers for the generating facility. This sampling showed localized areas of soil contamination associated with the cooling tower basins, and, beginning in the first quarter of 2016, Pepco and Pepco Energy Services expect to implement a plan approved by DOEE to remove contaminated soil in conjunction with the demolition and removal of the concrete basins. On April 30, 2015, Pepco and Pepco Energy Services submitted a draft Remedial Investigation (RI) Report to DOEE. After review, DOEE determined that additional field investigation and data analysis is required to complete the RI process (much of which is beyond the scope of the original DOEE-approved RI work plan). In the meantime, Pepco and Pepco Energy Services will revise the draft RI Report as appropriate to address DOEE’s comments and DOEE will make the draft RI available for public review during the first quarter of 2016. The additional field investigation and data analysis will proceed later in 2016 according to a schedule to be developed by Pepco and Pepco Energy Services and approved by DOEE. Once the additional RI work has been completed, Pepco and Pepco Energy Services will issue a draft “final” RI report for review and comment by DOEE and the public. Pepco and Pepco Energy Services will then proceed with an FS to evaluate possible remedial alternatives. This effort also may include a treatability study to evaluate the effectiveness of potential remedial options. Once the FS has been completed, Pepco and Pepco Energy Services will prepare and submit a draft FS Report for review and comment by DOEE and the public. Thereafter, Pepco and Pepco Energy Services will revise the draft FS Report as appropriate to address comments received and will submit a final FS Report to DOEE.

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

PEPCO HOLDINGS

PHI, Pepco and Pepco Energy Services have determined that a loss associated with this matter for PHI, Pepco and Pepco Energy Services is probable and have estimated that the costs of remediation are in the range of approximately $9 million to $13 million.

The remediation costs accrued for this matter are included in the table above in the columns entitled “Transmission and Distribution,” “Legacy Generation – Regulated,” and “Legacy Generation – Non-Regulated.”

NPDES Permit Limit Exceedances

Pepco holds a National Pollutant Discharge Elimination System (NPDES) permit issued by EPA with a July 19, 2009 effective date, which authorizes discharges from the Benning Road site, including the Pepco Energy Services generating facility previously located on the site that was deactivated in 2012 and has been demolished. The 2009 permit for the first time imposed numerical limits on the allowable concentration of certain metals in storm water discharged from the site into the Anacostia River as determined by EPA to be necessary to meet the applicable District of Columbia surface water quality standards. The permit contemplated that Pepco would meet these limits over time through the use of best management practices (BMPs). As of December 2012, Pepco completed the implementation of the first two phases of BMPs identified in a plan approved by EPA (consisting principally of installing metal absorbing filters to capture contaminants at storm water inlets, removing stored equipment from areas exposed to the weather, covering and painting exposed metal pipes, and covering and cleaning dumpsters). These measures were effective in reducing metal concentrations in storm water discharges, but were not sufficient to meet all of the numerical limits for metals. Most of the quarterly monitoring results since the issuance of the permit have shown exceedances of the limits for copper and zinc, as well as occasional exceedances for iron and lead.

The NPDES permit was due to expire on June 19, 2014. Pepco submitted a permit renewal application on December 17, 2013. In November 2014, EPA advised Pepco that it will not renew the permit until the Benning Road site has come into compliance with the existing permit limits. The current permit remains in effect pending EPA’s action on the renewal application. In December 2014, Pepco submitted a plan to EPA to implement the third phase of BMPs recommended in the original permit compliance plan with the objective of achieving full compliance with the permit limits for metals by the end of 2015 and Pepco immediately began to implement the additional BMPs in accordance with the plan. On September 1, 2015, Pepco submitted a report to EPA on the status of implementation of the third phase of BMPs. As of that date, Pepco had fully implemented most of the elements of the Phase 3 plan, including installation of upgraded storm water inlet controls (filters and booms), enhanced inspection and maintenance of inlets, removal of materials and equipment from exposure to storm water, and removal of accumulated sediments from the underground storm drains. The sampling results from the third quarter of 2015 showed compliance with all of the permit limits. The sampling results from the fourth quarter of 2015 showed compliance with all but a single permit limit for metals; the concentration of copper was below the daily maximum limit but exceeded the monthly average limit. As confirmed by this latest sampling, because the permit limits are low and site conditions are subject to variation, Pepco has concluded that some form of storm water treatment prior to discharge will be necessary to ensure ongoing compliance with all permit limits and has begun the process of evaluating treatment options. The nature and scope of the necessary treatment system, and the amount of the associated capital expenditures, will not be known until Pepco has completed the evaluation and design process.

Pepco has been engaged in discussions with representatives from EPA and the DOJ regarding permit compliance. On October 30, 2015, EPA filed a Clean Water Act civil enforcement action against Pepco in federal district court. Pepco expects that this enforcement action will be resolved through a consent decree that will (i) establish further requirements to achieve compliance with the permit limits, including the design and installation of an appropriate storm water treatment system as noted above, and (ii) include civil penalties for past noncompliance. The amount of such penalties is not known or estimable at this time and Pepco does not expect the amount of such penalties to have a material adverse effect on PHI’s consolidated financial condition, results of operations or cash flows.

PEPCO HOLDINGS

Pepco and EPA are currently in discussions regarding the terms of the contemplated consent decree, and it is anticipated that the parties will finalize the consent decree during the first half of 2016. In response to a joint motion by the parties, the court has extended the deadline for Pepco to answer the complaint to May 16, 2016, to give the parties time to work towards agreement on the terms of a consent decree. The parties contemplate seeking a further extension if necessary to complete their negotiations. Once executed by the parties, the consent decree will be filed with the court for review and approval following a period for public comment.

Potomac River Mineral Oil Release

In January 2011, a coupling failure on a transformer cooler pipe resulted in a release of non-toxic mineral oil at Pepco’s Potomac River substation in Alexandria, Virginia. An overflow of an underground secondary containment reservoir resulted in approximately 4,500 gallons of mineral oil flowing into the Potomac River.

In March 2014, Pepco and DOEE entered into a consent decree to resolve a threatened DOEE enforcement action, the terms of which include a combination of a civil penalty and a Supplemental Environmental Project (SEP) with a total cost to Pepco of $875,000. The consent decree was approved and entered by the District of Columbia Superior Court on April 4, 2014. Pepco has paid the $250,000 civil penalty imposed under the consent decree and, pursuant to the consent decree, has made a one-time donation in the amount of $25,000 to the Northeast Environmental Enforcement Training Fund, Inc., a non-profit organization that funds scholarships for environmental enforcement training. The consent decree confirmed that no further actions are required by Pepco to investigate, assess or remediate impacts to the river from the mineral oil release. To implement the SEP, Pepco has entered into an agreement with Living Classrooms Foundation, Inc., a non-profit educational organization, pursuant to which Pepco will provide $600,000 to fund the design, installation and operation of a trash collection system at a storm water outfall that drains to the Anacostia River. DOEE approved the design for the trash collection system and efforts to secure necessary permits are in progress. Pepco expects that this system will be constructed and placed into operation by the end of 2016, which will satisfy Pepco’s obligations under the consent decree. On September 11, 2015, Pepco and DOEE filed a joint report with the D.C. Superior Court on the status of the trash cage project and other elements of the consent decree. The court accepted that report and scheduled the next status hearing in this matter for September 23, 2016.

The consent decree did not resolve potential claims under federal law for natural resource damages resulting from the mineral oil release. Pepco has engaged in separate discussions with DOEE and the federal resource trustees regarding the settlement of a possible natural resource damages claim under federal law. In July 2013, Pepco submitted a natural resource damage assessment to DOEE and the federal trustees that proposed monetary compensation for such damages in the range of $106,000 to $161,000. By letter dated September 16, 2015, the U.S. Department of Interior, on behalf of the trustees, made a confidential counter-proposal for settlement of the natural resource damage claim. Pepco has engaged in subsequent discussions with the trustees and believes that the parties are close to reaching an agreement to settle the claims. Based on the discussions to date, PHI and Pepco do not believe that the resolution of the natural resource damages claim will have a material adverse effect on their respective financial condition, results of operations or cash flows.

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

Virginia Department of Environmental Quality Notice of Violation

On February 3, 2015, the Virginia Department of Environmental Quality (VDEQ) issued a notice of violation (NOV) to DPL in connection with alleged violations of state water control laws and regulations associated with recent construction activities undertaken to replace certain transmission facilities. The NOV informed DPL of information on which VDEQ may rely to institute an administrative or judicial enforcement action, requested a meeting, and stated that DPL may be asked to enter into a consent order to formalize a plan and schedule of corrective action and settle any outstanding issues regarding the matter including the assessment of civil charges. At a February 20, 2015 meeting, VDEQ confirmed that the NOV would be resolved through a consent order, which will require the payment of a penalty, but did not specify the potential penalty amount. DPL will pursue recovery of the restoration costs for this matter from the contractor responsible for the vegetation management activities that gave rise to the alleged violations. PHI and DPL have substantially completed all remediation activities related to this matter and do not believe that the potential penalty to resolve this matter will have a material adverse effect on their respective financial condition, results of operations or cash flows.

Rock Creek Mineral Oil Release

In late August 2015, a Pepco underground transmission line in the District of Columbia suffered a breach, resulting in the release of non-toxic mineral oil surrounding the transmission line into the surrounding soil, and a small amount also reached Rock Creek through a storm drain. Pepco notified regulatory authorities, and Pepco and its spill response contractors placed booms in Rock Creek, blocked the storm drain to prevent the release of mineral oil into the creek and commenced remediation of soil around the

PEPCO HOLDINGS

transmission line and the Rock Creek shoreline. Pepco estimates that approximately 6,100 gallons of mineral oil were released and that its remediation efforts recovered approximately 80 percent of the amount released. Pepco’s remediation efforts are ongoing under the direction of the DOEE and in collaboration with the National Park Service, the Smithsonian Institution/National Zoo and EPA. Pepco’s investigation presently indicates that the damage to Pepco’s facilities occurred prior to the release of mineral oil when third-party excavators struck the Pepco underground transmission line while installing cable for another utility.

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

PHI’s Cross-Border Energy Lease Investments

PHI held a portfolio of cross-border energy lease investments involving public utility assets located outside of the United States. Each of these investments was comprised of multiple leases and was structured as a sale and leaseback transaction commonly referred to by the IRS as a SILO transaction. During the second and third quarters of 2013, PHI terminated early all of its remaining cross-border energy lease investments.

Since 2005, PHI’s former cross-border energy lease investments have been under examination by the IRS as part of the PHI federal income tax audits. In connection with the audit of PHI’s 2001-2002 income tax returns, the IRS disallowed the depreciation and interest deductions in excess of rental income claimed by PHI for six of the eight lease investments and, in connection with the audits of PHI’s 2003-2005 and 2006-2008 income tax returns, the IRS disallowed such deductions in excess of rental income for all eight of the lease investments. In addition, the IRS has sought to recharacterize each of the leases as a loan transaction in each of the years under audit as to which PHI would be subject to original issue discount income. PHI had disagreed with the IRS’ proposed adjustments to the 2001-2008 income tax returns and filed protests of these findings for each year with the Office of Appeals of the IRS. In November 2010, PHI entered into a settlement agreement with the IRS for the 2001 and 2002 tax years for the purpose of commencing litigation associated with this matter and subsequently filed refund claims in July 2011 for the disallowed tax deductions relating to the leases for these years. In January 2011, as part of this settlement, PHI paid $74 million of additional tax for 2001 and 2002, penalties of $1 million, and $28 million in interest associated with the disallowed deductions. Since the July 2011 refund claims were not approved by the IRS within the statutory six-month period, in January 2012 PHI filed complaints in the U.S. Court of Federal Claims seeking recovery of the tax payment, interest and penalties.

On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which PHI is not a party) that disallowed tax benefits associated with Consolidated Edison’s cross-border lease transaction. While PHI believed that its tax position with regard to its former cross-border energy lease investments was appropriate, after analyzing the recent U.S. Court of Appeals ruling, PHI determined in the first quarter of 2013 that its tax position with respect to the tax benefits associated with the cross-border energy leases no longer met the more-likely-than-not standard of recognition for accounting purposes. Accordingly, PHI recorded a non-cash after-tax charge of $377 million in the first quarter of 2013 consisting of a charge to reduce the carrying value of the cross-border energy lease investments and a charge to reflect the anticipated additional interest expense related to changes in PHI’s estimated federal and state income tax obligations for the period over which the tax benefits ultimately may be disallowed. PHI had also previously made certain business assumptions regarding foreign investment opportunities available at the end of the full lease terms. During the first quarter of 2013, management believed that its conclusions regarding these business assumptions were no longer supportable, and the tax effects of this change in conclusion were included in the charge. While the IRS could require PHI to pay a penalty of up to 20% of the amount of additional taxes due, PHI believed that it was more likely than not that no such penalty would be incurred, and therefore no amount for any potential penalty had been recorded.

PEPCO HOLDINGS

Assuming that the IRS were to be successful in disallowing 100% of the tax benefits associated with these lease investments and recharacterize these lease investments as loans, PHI estimated that, as of March 31, 2013, it would have been obligated to pay approximately $192 million in additional federal taxes (net of the $74 million tax payment described above) and approximately $50 million of interest on the additional federal taxes. These amounts, totaling $242 million, were estimated after consideration of certain tax benefits arising from matters unrelated to the leases that would offset the taxes and interest due, including PHI’s best estimate of the expected resolution of other uncertain and effectively settled tax positions, the carrying back and carrying forward of any existing net operating losses, and the application of certain amounts paid in advance to the IRS. In order to mitigate PHI’s ongoing interest costs associated with the $242 million estimate of additional taxes and interest, PHI made an advanced payment to the IRS of $242 million in the first quarter of 2013. This advanced payment was funded from currently available sources of liquidity and short-term borrowings. A portion of the proceeds from lease terminations effected during the second and third quarters of 2013 was used to repay the short-term borrowings utilized to fund the advanced payment.

On November 18, 2015, PHI entered into the Global Tax Settlement with the IRS and the DOJ to provide for the resolution of the tax treatment of its previously held cross-border energy lease investments structured as SILO transactions. As a result of the Global Tax Settlement, PHI and the DOJ filed stipulations of dismissal regarding the litigation in the U.S. Court of Federal Claims. The Court dismissed the complaint on November 20, 2015. For additional discussion on the Global Tax Settlement with the IRS, see Note (11), “Income Taxes.”

Third Party Guarantees, Indemnifications, and Off-Balance Sheet Arrangements

PHI and certain of its subsidiaries have various financial and performance guarantees and indemnification obligations that they have entered into in the normal course of business to facilitate commercial transactions with third parties as discussed below.

As of December 31, 2015, PHI and its subsidiaries were parties to a variety of agreements pursuant to which they were guarantors. The commitments and obligations were as follows:

	Guarantor
	PHI	Pepco	DPL	ACE	Total
	(millions of dollars)
Guarantees associated with disposal of Conectiv Energy assets (a)	$13	$—	$—	$—	$13
Guaranteed lease residual values (b)	3	5	6	5	19

Total	$16	$5	$6	$5	$32

(a)	Represents guarantees by PHI of Conectiv Energy’s derivative portfolio transferred in connection with the disposition of Conectiv Energy’s wholesale business. The derivative portfolio guarantee is currently $13 million and covers Conectiv Energy’s performance prior to the assignment. The guarantee was terminated in January 2016.
(b)	Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The maximum lease term associated with these assets ranges from 3 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $52 million, $9 million of which is a guarantee by PHI, $13 million by Pepco, $16 million by DPL and $14 million by ACE. The minimum lease term associated with these assets ranges from 1 to 4 years. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.

PHI and certain of its subsidiaries have entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third

PEPCO HOLDINGS

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

Energy Services Performance Contracts

Pepco Energy Services has a diverse portfolio of energy savings services performance contracts that are associated with the installation of energy savings equipment or combined heat and power facilities for federal, state and local government customers. As part of the energy savings contracts, Pepco Energy Services typically guarantees that the equipment or systems it installs will generate a specified amount of energy savings on an annual basis over a multi-year period. As of December 31, 2015 the remaining notional amount of Pepco Energy Services’ energy savings guarantees over the life of the multi-year performance contracts on: (i) completed projects was $221 million, with the longest guarantee having a remaining term of 23 years; and, (ii) projects under construction was $55 million, with the longest guarantee having a term of 19 years after completion of construction. On an annual basis, Pepco Energy Services undertakes a measurement and verification process to determine the amount of energy savings for the year and whether there is any shortfall in the annual energy savings compared to the guaranteed amount.

As of December 31, 2015, Pepco Energy Services had a performance guarantee contract associated with the production at a combined heat and power facility that is under construction totaling $15 million in notional value over 20 years.

Pepco Energy Services recognizes a liability for the value of the estimated energy savings or production shortfalls when it is probable that the guaranteed amounts will not be achieved and the amount is reasonably estimable. As of December 31, 2015, Pepco Energy Services had an accrued liability of $1 million for its energy savings contracts that it established during 2012. There was no significant change in the type of contracts issued during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Contractual Obligations

Power Purchase Contracts

As of December 31, 2015, Pepco Holdings’ contractual obligations under non-derivative power purchase contracts were $268 million in 2016, $469 million in 2017 to 2018, $472 million in 2019 to 2020 and $993 million thereafter.

Lease Commitments

Rental expense for operating leases was $60 million, $59 million and $54 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Total future minimum operating lease payments for Pepco Holdings as of December 31, 2015 are $52 million in 2016, $48 million in 2017, $47 million in 2018, $34 million in 2019, $37 million in 2020 and $304 million thereafter.

PEPCO HOLDINGS

(17)	VARIABLE INTEREST ENTITIES

PHI is required to consolidate a VIE in accordance with FASB ASC 810 if PHI or a subsidiary is the primary beneficiary of the VIE. The primary beneficiary of a VIE is typically the entity with both the power to direct activities most significantly impacting economic performance of the VIE and the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. PHI performs a qualitative analysis to determine whether a variable interest provides a controlling financial interest in any of the VIEs in which PHI or its subsidiaries have an interest. Set forth below are the relationships with respect to which PHI conducted a VIE analysis as of December 31, 2015:

DPL Renewable Energy Transactions

DPL is subject to Renewable Energy Portfolio Standards (RPS) in the state of Delaware that require it to obtain renewable energy credits (RECs) for energy delivered to its customers. DPL’s costs associated with obtaining RECs to fulfill its RPS obligations are recoverable from its customers by law. As of December 31, 2015, DPL is a party to three land-based wind PPAs in the aggregate amount of 128 MWs, one solar PPA with a 10 MW facility, and a PPA with the Delaware Sustainable Energy Utility (DSEU) to purchase solar renewable energy credits (SRECs). Each of the facilities associated with these PPAs is operational, except for the facilities associated with the PPA with the DSEU, which are expected to be operational within one year. DPL is obligated to purchase energy and RECs in amounts generated and delivered by the wind facilities and SRECs from the solar facility and the DSEU, up to certain amounts (as set forth below) at rates that are primarily fixed under the respective agreements. PHI and DPL have concluded that while VIEs exist under these contracts, consolidation is not required under FASB ASC 810 as DPL is not the primary beneficiary. DPL has not provided financial or other support under these arrangements that it was not previously contractually required to provide during the periods presented, and DPL does not have any intention to provide such additional support.

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

Wind PPAs

DPL is obligated to purchase energy and RECs from one of the wind facilities through 2024 in amounts not to exceed 50 MWs, from the second wind facility through 2031 in amounts not to exceed 40 MWs, and from the third wind facility through 2031 in amounts not to exceed 38 MWs. DPL’s aggregate purchases under the three wind PPAs totaled $29 million, $31 million and $30 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Solar PPAs

The term of the PPA with the solar facility is through 2030 and DPL is obligated to purchase SRECs in an amount up to 70 percent of the energy output at a fixed price. The DSEU may enter into 20-year contracts with solar facilities to purchase SRECs for resale to DPL. Under the PPA with the DSEU, at December 31, 2015 and 2014, DPL was obligated to purchase SRECs in amounts not to exceed 28 MWs and 19 MWs, respectively, at annually determined auction rates. DPL’s purchases under these solar PPAs totaled $6 million, $6 million and $3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

PEPCO HOLDINGS

Fuel Cell Facilities

On October 18, 2011, the DPSC approved a tariff submitted by DPL in accordance with the requirements of the RPS specific to fuel cell facilities totaling 30 MWs to be constructed by a qualified fuel cell provider. The tariff and the RPS establish that DPL acts solely as an agent to collect payments in advance from its distribution customers and remit them to the qualified fuel cell provider for each megawatt hour (MWh) of energy produced by the fuel cell facilities through 2033. The RPS provides for a reduction in DPL’s REC requirements based upon the actual energy output of the facilities. PHI and DPL have concluded that while a VIE exists as a result of this relationship, consolidation is not required under FASB ASC 810 as DPL is not the primary beneficiary. For the years ended December 31, 2015 and 2014, 227,113 and 222,948 MWhs, respectively, were produced from fuel cell facilities placed in service under the tariff. DPL billed $37 million, $36 million and $23 million to distribution customers for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Because ACE has no equity or debt invested in the NUGs, the maximum exposure to loss relates primarily to any above-market costs incurred for power. Due to unpredictability in the pricing for purchased energy under the PPAs, PHI and ACE are unable to quantify the maximum exposure to loss. The power purchase costs are recoverable from ACE’s customers through regulated rates. Purchase activities with the NUGs, including excess power purchases not covered by the PPAs, for the years ended December 31, 2015, 2014 and 2013, were approximately $208 million, $233 million and $221 million, respectively, of which approximately $198 million, $208 million and $206 million, respectively, consisted of power purchases under the PPAs.

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

	Year Ended December 31,
	2015	2014	2013
	(millions of dollars)

Balance as of January 1	$(46)	$(34)	$(48)

Treasury Lock
Balance as of January 1	(9)	(9)	(10)
Amount of pre-tax loss reclassified to Interest expense	1	1	1
Income tax expense	—	1	—

Balance as of December 31	(8)	(9)	(9)

Pension and Other Postretirement Benefits
Balance as of January 1	(37)	(25)	(32)
Amount of amortization of net prior service cost and actuarial loss reclassified to Other operation and maintenance expense	6	5	5
Amount of net prior service cost and actuarial gain (loss) arising during the year	9	(25)	8
Income tax (benefit) expense	6	(8)	6

Balance as of December 31	(28)	(37)	(25)

Commodity Derivatives
Balance as of January 1	—	—	(6)
Amount of net pre-tax loss reclassified to Income (loss) from discontinued operations before income tax	—	—	10
Income tax expense	—	—	4

Balance as of December 31	—	—	—

Balance as of December 31	$(36)	$(46)	$(34)

PEPCO HOLDINGS

(19)	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

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

	2015
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter		Total
	(millions of dollars, except per share amounts)
Total Operating Revenue	$1,371	$1,140	$1,362		$1,150		$5,023
Total Operating Expenses	1,229	1,001	1,179		941	(b)	4,350
Operating Income	142	139	183		209		673
Other Expenses	(59)	(59)	(43	)(a)	(65)		(226)
Income from Continuing Operations Before Income Tax Expense	83	80	140		144		447
Income Tax Expense Related to Continuing Operations	30	27	49		23	(c)	129
Net Income From Continuing Operations	53	53	91		121		318
Income from Discontinued Operations, net of taxes	—	—	—		9	(d)	9
Net Income	$53	$53	$91		$130		$327

Basic and Diluted Earnings Per Share of Common Stock:
Earnings Per Share of Common Stock from Continuing Operations	$0.21	$0.21	$0.36		$0.48		$1.25
Earnings Per Share of Common Stock from Discontinued Operations	$—	$—	$—		$0.03		$0.04
Earnings Per Share of Common Stock	$0.21	$0.21	$0.36		$0.51		$1.29
Cash Dividends Per Share of Common Stock	$0.27	$0.27	$0.27		$0.27		$1.08

(a)	Includes $15 million ($10 million after-tax) increase in fair value of preferred stock derivative.
(b)	Includes gains of $46 million ($27 million after-tax) associated with the sale of Pepco non-utility land.
(c)	Includes income tax benefit of $47 million associated with the Global Tax Settlement and a tax charge of $7 million to correct prior period errors.
(d)	Includes income tax benefit of $9 million associated with the Global Tax Settlement.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
	(millions of dollars, except per share amounts)
Total Operating Revenue (a)	$1,330	$1,117	$1,313	$1,118		$4,878
Total Operating Expenses (b)	1,157	966	1,147	1,004	(c)	4,274
Operating Income	173	151	166	114		604
Other Expenses	(52)	(53)	(53)	(66)		(224)
Income from Continuing Operations Before Income Tax Expense	121	98	113	48		380
Income Tax Expense Related to Continuing Operations	46	45	34	13		138
Net Income	$75	$53	$79	$35		$242

Basic and Diluted Earnings Per Share of Common Stock	$0.30	$0.21	$0.31	$0.14		$0.96
Cash Dividends Per Share of Common Stock	$0.27	$0.27	$0.27	$0.27		$1.08

(a)	During the fourth quarter of 2014, ACE reversed unbilled revenue of $3 million ($2 million after-tax) to correct an error that had overstated operating revenue in the third quarter of 2014.
(b)	Includes pre-tax impairment losses of $53 million ($32 million after-tax) and $28 million ($16 million after-tax) in the third and fourth quarters of 2014, respectively, at Pepco Energy Services associated with its combined heat and power thermal generating facilities and operations in Atlantic City.
(c)	Includes a charge of $3 million ($2 million after-tax) to correct a prior period error related to the recoverability of certain regulatory assets at ACE.

PEPCO HOLDINGS

(20)	DISCONTINUED OPERATIONS

PHI’s income (loss) from discontinued operations, net of income taxes, is comprised of the following:

	For the Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Cross-border energy lease investments	$9	$—	$(327)
Pepco Energy Services’ retail electric and natural gas supply businesses	—	—	5

Income (loss) from discontinued operations, net of income taxes	$9	$—	$(322)

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

Operating Results

The operating results for the cross-border energy lease investments are as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(millions of dollars)

Operating revenue from PHI’s cross-border energy lease investments	$—	$—	$7
Non-cash charge to reduce carrying value of PHI’s cross-border energy lease investments	—	—	(373)

Total operating revenue	$—	$—	$(366)

Income (loss) from operations of discontinued operations, net of income taxes (a)	$9	$—	$(325)
Net losses associated with the early termination of the cross-border energy lease investments, net of income taxes	—	—	(2)

Income (loss) from discontinued operations, net of income taxes	$9	$—	$(327)

(a)	Includes income tax benefit of approximately $9 million and $44 million for the years ended December 31, 2015 and 2013, respectively.

On November 18, 2015, PHI entered into the Global Tax Settlement, as described in Note (11), “Income Taxes.” As a result of the Global Tax Settlement, PHI recorded in the fourth quarter of 2015 a tax benefit of $9 million associated with the cross-border energy lease investments. Substantially all of the tax benefit recorded represents uncertain tax positions that were settled in favor of PHI in the Global Tax Settlement.

On January 9, 2013, the U.S. Court of Appeals for the Federal Circuit issued an opinion in Consolidated Edison Company of New York, Inc. & Subsidiaries v. United States (to which PHI is not a party) that disallowed tax benefits associated with Consolidated Edison’s cross-border lease transaction. As a result

PEPCO HOLDINGS

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

PHI accrued no penalties associated with its re-assessment of the likely outcome of tax positions associated with the cross-border energy lease investments. No penalties were incurred by PHI in connection with the Global Tax Settlement.

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

PEPCO HOLDINGS

Operating Results

The operating results for the retail electric and natural gas supply businesses of Pepco Energy Services are as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Operating revenue	$—	$—	$84

Income from operations of discontinued operations, net of income taxes	$—	$—	$4
Net gains associated with accelerated disposition of retail electric and natural gas contracts, net of income taxes	—	—	1

Income from discontinued operations, net of income taxes (a)	$—	$—	$5

(a)	Includes income tax expense of approximately $3 million for the year ended December 31, 2013.

Derivative Instruments and Hedging Activities

Derivatives were used by the retail electric and natural gas supply businesses of Pepco Energy Services to hedge commodity price risk. There were no outstanding forward contracts or derivative positions for Pepco Energy Services as of December 31, 2015, 2014 and 2013.

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

For the years ended December 31, 2015, 2014, and 2013, the amount of the derivative gain (loss) for the retail electric and natural gas supply businesses of Pepco Energy Services recognized in Income (loss) from discontinued operations, net of income taxes is provided in the table below:

	For the Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Reclassification of mark-to-market to realized on settlement of contracts	$—	$—	$10
Unrealized mark-to-market loss	—	—	—

Total net gain	$—	$—	$10

As of December 31, 2015, 2014 and 2013, the retail electric and natural gas supply businesses of Pepco Energy Services had no outstanding commodity forward contracts or derivative positions.

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

Management of Pepco assessed Pepco’s internal control over financial reporting as of December 31, 2015 based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the management of Pepco concluded that Pepco’s internal control over financial reporting was effective as of December 31, 2015.

PEPCO

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of

Potomac Electric Power Company

In our opinion, the financial statements of Potomac Electric Power Company (a wholly owned subsidiary of Pepco Holdings, Inc.) listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Potomac Electric Power Company at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Potomac Electric Power Company listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Washington, D.C.

February 18, 2016

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF INCOME

For the Year Ended December 31,	2015	2014	2013
	(millions of dollars)

Operating Revenue	$2,189	$2,101	$2,026

Operating Expenses
Purchased energy	763	771	750
Other operation and maintenance	441	390	391
Depreciation and amortization	277	229	196
Other taxes	369	363	368
Gains on sales of land	(46)	—	—

Total Operating Expenses	1,804	1,753	1,705

Operating Income	385	348	321

Other Income (Expenses)
Interest expense	(123)	(115)	(110)
Other income	23	30	18

Total Other Expenses	(100)	(85)	(92)

Income Before Income Tax Expense	285	263	229

Income Tax Expense	98	92	79

Net Income	$187	$171	$150

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

ASSETS	December 31, 2015	December 31, 2014
	(millions of dollars)
CURRENT ASSETS
Cash and cash equivalents	$5	$6
Restricted cash equivalents	2	5
Accounts receivable, less allowance for uncollectible accounts of $17 million and $16 million, respectively	346	315
Inventories	67	62
Income taxes and related accrued interest receivable	170	94
Prepaid expenses and other	20	21

Total Current Assets	610	503

OTHER ASSETS
Regulatory assets	720	697
Prepaid pension expense	291	316
Investment in trust	27	34
Income taxes and related accrued interest receivable	3	30
Other	42	43

Total Other Assets	1,083	1,120

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	8,091	7,764
Accumulated depreciation	(2,799)	(2,816)

Net Property, Plant and Equipment	5,292	4,948

TOTAL ASSETS	$6,985	$6,571

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

LIABILITIES AND EQUITY	December 31, 2015	December 31, 2014
	(millions of dollars, except shares)
CURRENT LIABILITIES
Short-term debt	$64	$104
Current portion of long-term debt and project funding	—	12
Accounts payable	87	94
Accrued liabilities	101	91
Accounts payable due to associated companies	30	30
Capital lease obligations due within one year	11	10
Taxes accrued	37	32
Interest accrued	22	19
Liabilities and accrued interest related to uncertain tax positions	3	—
Customer deposits	46	44
Other	68	93

Total Current Liabilities	469	529

DEFERRED CREDITS
Regulatory liabilities	92	104
Deferred income tax liabilities, net	1,721	1,579
Investment tax credits	2	2
Other postretirement benefit obligations	49	57
Other	72	67

Total Deferred Credits	1,936	1,809

OTHER LONG-TERM LIABILITIES
Long-term debt	2,301	2,096
Capital lease obligations	39	50

Total Other Long-Term Liabilities	2,340	2,146

COMMITMENTS AND CONTINGENCIES (NOTE 12)

EQUITY
Common stock, $.01 par value, 200,000,000 shares authorized, 100 shares outstanding	—	—
Premium on stock and other capital contributions	1,122	1,010
Retained earnings	1,118	1,077

Total Equity	2,240	2,087

TOTAL LIABILITIES AND EQUITY	$6,985	$6,571

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF CASH FLOWS

For the Year Ended December 31,	2015	2014	2013
	(millions of dollars)
OPERATING ACTIVITIES
Net Income	$187	$171	$150
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	277	229	196
Deferred income taxes	149	174	120
Gains on sales of land	(46)	—	—
Investment tax credit amortization	—	—	(1)
Other	—	(9)	—
Changes in:
Accounts receivable	(32)	27	(39)
Inventories	(5)	5	2
Prepaid expenses	2	(2)	(1)
Regulatory assets and liabilities, net	(129)	(163)	(99)
Prepaid pension expense, excluding contributions	24	16	21
Accounts payable and accrued liabilities	(19)	(34)	26
Income tax-related prepayments, receivables and payables	(40)	(25)	(36)
Interest accrued	2	—	2
Other assets and liabilities	3	(3)	(11)

Net Cash From Operating Activities	373	386	330

INVESTING ACTIVITIES
Investment in property, plant and equipment	(544)	(567)	(576)
Department of Energy capital reimbursement awards received	—	3	20
Proceeds from sales of land	54	—	—
Changes in restricted cash equivalents	3	(3)	(3)
Net other investing activities	10	7	(5)

Net Cash Used By Investing Activities	(477)	(560)	(564)

FINANCING ACTIVITIES
Dividends paid to Parent	(146)	(86)	(46)
Capital contributions from Parent	112	80	175
Issuances of long-term debt	208	412	400
Reacquisitions of long-term debt	(12)	(175)	(200)
Repayments of short-term debt, net	(40)	(47)	(80)
Cost of issuances	(4)	(7)	(7)
Net other financing activities	(15)	(6)	(8)

Net Cash From Financing Activities	103	171	234

Net Decrease in Cash and Cash Equivalents	(1)	(3)	—
Cash and Cash Equivalents at Beginning of Year	6	9	9

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5	$6	$9

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $7 million, $5 million and $5 million, respectively)	$116	$111	$102
Cash received for income taxes (includes payments from PHI for Federal income taxes)	(6)	(58)	(28)

The accompanying Notes are an integral part of these Financial Statements.

PEPCO

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF EQUITY

	Common Stock		Premium	Retained
(millions of dollars, except shares)	Shares	Par Value	on Stock	Earnings	Total

Balance as of December 31, 2012	100	$—	$755	$888	$1,643

Net Income	—	—	—	150	150
Capital contribution from Parent	—	—	175	—	175
Dividends on common stock	—	—	—	(46)	(46)

Balance as of December 31, 2013	100	—	930	992	1,922

Net Income	—	—	—	171	171
Capital contribution from Parent	—	—	80	—	80
Dividends on common stock	—	—	—	(86)	(86)

Balance as of December 31, 2014	100	—	1,010	1,077	2,087

Net Income	—	—	—	187	187
Capital contribution from Parent	—	—	112	—	112
Dividends on common stock	—	—	—	(146)	(146)

Balance as of December 31, 2015	100	$—	$1,122	$1,118	$2,240

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

In connection with entering into the Merger Agreement, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014, January 26, 2015, April 27, 2015 and July 24, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for an aggregate purchase price of $90 million. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

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

PEPCO

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

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015 and, on October 15, 2015, voted to extend the effectiveness of its approval until June 30, 2016. The DPSC approved the Merger on May 19, 2015.

The waiting period expired under the HSR Act on December 2, 2015, which allows for the closing of the Merger at any time on or before December 1, 2016.

On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, PHI and Exelon announced that they had committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC. In connection with these proceedings, the Maryland Office of People’s Counsel and several other parties to the Merger proceedings filed motions in the Circuit Court for Queen Anne’s County, Maryland, requesting a stay of the MPSC order. On August 7, 2015, the Circuit Court for Queen Anne’s County denied the motions for stay. On January 8, 2016, the Circuit Court affirmed the MPSC’s order in all respects. On January 20 and 22, 2016, respectively, the Maryland Office of People’s Counsel and environmental groups filed notices of appeal of the Circuit Court’s order to the Maryland Court of Special Appeals. Unless a motion to stay is filed and then granted by the court, the MPSC order will remain in effect during the appeals process.

On August 27, 2015, the DCPSC issued a written order denying the application seeking approval of the Merger. On September 28, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, filed an application for reconsideration with the DCPSC requesting reconsideration of the DCPSC order related to the Merger.

PEPCO

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

Also on October 6, 2015, PHI, Exelon and Merger Sub entered into a Letter Agreement (the Letter Agreement), setting forth the terms and conditions under which the parties will file with the DCPSC (a) a Motion of Joint Applicants to Reopen the Record in Formal Case No. 1119 to Allow for Consideration of the DC Settlement Agreement (the Motion to Reopen), or (b) if the Motion to Reopen is not granted, a new merger application, requesting approval of the Merger on the terms and commitments agreed to in the DC Settlement Agreement. Pursuant to the Letter Agreement, PHI and Exelon each agrees, among other things, that neither party will exercise the termination rights each may have under the Merger Agreement on or after October 29, 2015, unless: (i) the DCPSC does not, by November 20, 2015, set a procedural schedule which allows for a final order for approval of the Merger by March 4, 2016, (ii) the DCPSC sets a schedule for action which does not allow for a final order for approval of the Merger by March 4, 2016, (iii) the DCPSC fails to issue a final order approving the Merger and the DC Settlement Agreement as filed without condition or modification by March 4, 2016, (iv) the DCPSC issues a final order denying approval of the Merger or the DC Settlement Agreement or adds conditions or makes modifications to the DC Settlement Agreement, (v) the DC Settlement Agreement is terminated for any reason, or (vi) after March 4, 2016 a condition to closing of the Merger has not been satisfied or waived (other than those conditions that by their nature are to be satisfied at the closing). The Letter Agreement also provides that, subject to certain conditions, Exelon may, following receipt of all regulatory approvals consistent with the DC Settlement Agreement, delay closing of the Merger for up to 30 days to engage in capital markets transactions to raise additional funds required to consummate the Merger.

On October 6, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, filed with the DCPSC the Motion to Reopen requesting consideration of the DC Settlement Agreement and approval of the Merger on such terms and conditions set forth in the DC Settlement Agreement, without condition or modification, and to stay further proceedings on the application for reconsideration filed by the parties on September 28, 2015 and suspend the time period for reconsideration pending the DCPSC’s consideration of the DC Settlement Agreement.

On October 28, 2015, the DCPSC approved the Motion to Reopen and set a procedural schedule for its review of this matter. Upon completion of the public input and evidentiary hearings, the record was closed as of December 23, 2015. Although District of Columbia law does not impose any time limit on the DCPSC’s review of the Merger, the parties requested a decision by March 4, 2016.

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

PEPCO

Significant matters that involve the use of estimates include the assessment of contingencies, the calculation of future cash flows and fair value amounts for use in asset impairment calculations, pension and other postretirement benefits assumptions, the assessment of the adequacy of the allowance for uncollectible accounts, the assessment of the probability of recovery of regulatory assets, accrual of storm restoration costs, accrual of unbilled revenue, recognition of changes in network service transmission rates for prior service year costs, accrual of loss contingency liabilities for general litigation and auto and other liability claims and income tax provisions and reserves. Additionally, Pepco is subject to legal, regulatory, and other proceedings and claims that arise in the ordinary course of its business. Pepco records an estimated liability for these proceedings and claims when it is probable that a loss has been incurred and the loss is reasonably estimable.

Revenue Recognition

Pepco recognizes revenue upon distribution of electricity to its customers, including unbilled revenue for services rendered, but not yet billed. Pepco’s unbilled revenue was $76 million and $77 million as of December 31, 2015 and 2014, respectively, and these amounts are included in Accounts receivable. Pepco calculates unbilled revenue using an output-based methodology. This methodology is based on the supply of electricity intended for distribution to customers. The unbilled revenue process requires management to make assumptions and judgments about input factors such as customer sales mix, temperature, and estimated line losses (estimates of electricity expected to be lost in the process of its transmission and distribution to customers). The assumptions and judgments are inherently uncertain and susceptible to change from period to period, and if actual results differ from projected results, the impact could be material.

Taxes related to the consumption of electricity by Pepco’s customers, such as fuel, energy, or other similar taxes, are components of Pepco’s tariffs and, as such, are billed to customers and recorded in Operating revenue. Accruals for the remittance of these taxes by Pepco are recorded in Other taxes.

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in Pepco’s gross revenues were $304 million, $304 million and $318 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The annual provision for depreciation on electric property, plant and equipment is computed on a straight-line basis using composite rates by classes of depreciable property. Non-operating and other property is generally depreciated on a straight-line basis over the useful lives of the assets. The system-wide composite annual depreciation rates for the years ended December 31, 2015, 2014 and 2013 for Pepco’s property were approximately 2.3%, 2.3% and 2.2%, respectively.

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

PEPCO

Pepco recorded AFUDC for borrowed funds of $6 million, $5 million and $5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Pepco recorded amounts for the equity component of AFUDC of $12 million, $10 million and $9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Asset Removal Costs

In accordance with FASB guidance on regulated operations (ASC 980), asset removal costs are recorded as regulatory liabilities. At December 31, 2015 and 2014, $58 million and $84 million, respectively, of asset removal costs are included in Regulatory liabilities in the accompanying balance sheets.

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

PEPCO

Dividend Restrictions

All of Pepco’s shares of outstanding common stock are held by PHI, its parent company. In addition to its future financial performance, the ability of Pepco to pay dividends to its parent company is subject to limits imposed by: (i) state corporate laws, which impose limitations on the funds that can be used to pay dividends, and (ii) the prior rights of holders of future preferred stock, if any, and existing and future mortgage bonds and other long-term debt issued by Pepco and any other restrictions imposed in connection with the incurrence of liabilities. Pepco has no shares of preferred stock outstanding. Pepco had approximately $1,118 million and $1,077 million of retained earnings available for payment of common stock dividends at December 31, 2015 and 2014, respectively. These amounts represent the total retained earnings balances at those dates.

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

Presentation of Debt Issuance Costs (ASC 835)

In April 2015, the FASB issued new guidance for the presentation of debt issuance costs on the balance sheet. Debt issuance costs are currently required to be presented on the balance sheet as assets. However, under the new requirements, these debt issuance costs will be offset against the debt to which the costs relate. The new requirements are effective for Pepco beginning January 1, 2016, and are required to be implemented on a retrospective basis for all periods presented; however, early adoption is permitted. Pepco has elected to early adopt the new guidance in the fourth quarter of 2015. The table below illustrates the effects of the retrospective application on reported balances in Pepco’s balance sheet as of December 31, 2014.

	December 31, 2014 As Filed	Reclassification ASC 835	December 31, 2014 As Adjusted
	(millions of dollars)

Other (within other assets)	$71	$(28)	$43
Long-term debt	2,124	(28)	2,096

PEPCO

Balance Sheet Classification of Deferred Taxes (ASC 740)

In November 2015, the FASB issued new requirements for the balance sheet classification of deferred taxes. Entities are currently required to present a current and noncurrent deferred tax balance on the balance sheet. Under the new requirements, deferred taxes will only be presented as noncurrent. The new requirements are be effective for PHI beginning January 1, 2017, and may be implemented on either a prospective or retrospective basis; however, early adoption is permitted. PHI has elected to early adopt the new guidance on a retrospective basis in the fourth quarter of 2015. The table below illustrates the effects of the retrospective application on reported balances in Pepco’s balance sheet as of December 31, 2014.

	December 31, 2014 As Filed	Reclassification ASC 740	December 31, 2014 As Adjusted
	(millions of dollars)

Deferred income taxes, net (within current assets)	$14	$(14)	$—
Other (within current liabilities)	102	(9)	93
Deferred income tax liabilities, net	1,584	(5)	1,579

(4)	RECENTLY ISSUED ACCOUNTING STANDARDS, NOT YET ADOPTED

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

PEPCO

(5)	SEGMENT INFORMATION

Pepco operates its business as one regulated utility segment, which includes all of its services as described above.

(6)	REGULATORY MATTERS

Regulatory Assets and Regulatory Liabilities

The components of Pepco’s regulatory asset and liability balances at December 31, 2015 and 2014 are as follows:

	2015	2014
	(millions of dollars)

Regulatory Assets

Demand-side management costs	$292	$238
Smart Grid costs	181	175
Recoverable income taxes	142	148
Recoverable workers’ compensation and long-term disability costs	31	30
Incremental storm restoration costs	19	29
Deferred debt extinguishment costs	19	22
MAPP abandonment costs	4	19
Deferred energy supply costs	3	3
Other	29	33

Total Regulatory Assets	$720	$697

Regulatory Liabilities

Asset removal costs	$58	$84
Reserves for FERC ROE transmission challenges	13	2
Deferred income taxes due to customers	6	4
Deferred energy supply costs	5	3
Other	10	11

Total Regulatory Liabilities	$92	$104

A description for each category of regulatory assets and regulatory liabilities follows:

Demand-Side Management Costs: Represents recoverable costs associated with customer direct load control and energy efficiency and conservation programs in all jurisdictions that are being recovered from customers. These programs are designed to reduce customer’s energy consumption. Pepco earns a return on these regulatory assets.

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

Deferred Energy Supply Costs: The regulatory asset represents primarily deferred costs associated with a net under-recovery of Default Electricity Supply costs incurred by Pepco and are being or are expected to be recovered from customers. Pepco does not earn a return on these regulatory assets. The regulatory liability represents primarily deferred costs associated with a net over-recovery of Default Electricity Supply costs incurred that will be refunded by Pepco to customers.

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

Reserves for FERC ROE Transmission Challenges: Represents reserves established under a settlement agreement filed with FERC for the resolution of certain challenges filed by a group of complainants of the base return on equity (ROE) currently authorized by FERC for the transmission service that Pepco provides.

Deferred Income Taxes Due to Customers: Represents the portions of deferred income tax assets applicable to utility operations of Pepco that have not been reflected in current customer rates for which future payment to customers is probable. As the temporary differences between the financial statement basis and tax basis of assets reverse, deferred recoverable income taxes are amortized.

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

PEPCO

Bill Stabilization Adjustment

A decoupling mechanism, the BSA, was approved and implemented for Pepco electric service in Maryland and in the District of Columbia.

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

The July 2013 order also approved a Grid Resiliency Charge, which went into effect on January 1, 2014, for recovery of costs totaling approximately $24.0 million associated with Pepco’s proposed plan to accelerate investments related to certain priority feeders, provided that, before implementing the surcharge, Pepco (i) provides additional information to the MPSC related to performance objectives, milestones and costs, and (ii) makes annual filings with the MPSC thereafter concerning this project, which will permit the MPSC to establish the applicable Grid Resiliency Charge rider for each following year. These conditions have been met. The MPSC rejected certain other cost recovery mechanisms, including Pepco’s proposed reliability performance-based mechanism. The new rates were effective on July 12, 2013.

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

PEPCO

Other parties to this proceeding filed notices of appeal of the Circuit Court’s decision to the Maryland Court of Special Appeals. On December 15, 2015, the Court of Special Appeals issued its decision in this matter (i) affirming the Circuit Court’s decision upholding the MPSC’s decision to approve the use of the Grid Resiliency Charge for Pepco, and (ii) reversing the Circuit Court on the ROE issue, finding that the MPSC’s original ROE of 9.36% was within the zone of reasonableness. Because none of the parties to the proceeding, including Pepco, appealed this Court of Special Appeals decision, the MPSC decision is now final.

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

2012 and 2013 Base Rate Proceedings – Phase II

In August 2014, the MPSC issued an order establishing a Phase II proceeding in the 2012 base rate case described above (the 2012 Phase II proceeding) to address the tax implications of Pepco’s net operating loss carryforward (NOLC), which had impacted certain of Pepco’s rate adjustments in the 2012 base rate proceeding. Pepco filed a motion to dismiss the 2012 Phase II proceeding, asserting that the MPSC no longer has jurisdiction over the 2012 base rate case due to appeals having been filed by numerous parties. In September 2014, the MPSC issued an order staying the 2012 Phase II proceeding until further notice. In a similar Phase II proceeding in the 2013 base rate case described above, the MPSC issued an order in November 2014 upholding Pepco’s treatment of the NOLC. Although Pepco believes the November 2014 MPSC order should be dispositive of the issues raised in the 2012 Phase II proceeding, the 2012 Phase II proceeding has remained open pending the resolution of all appeals of the 2012 base rate proceeding. Now that the MPSC decision in that proceeding is final, the MPSC will have authority to act on Phase II.

FERC Transmission ROE Challenges

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Municipal Electric Corporation, Inc., filed a joint complaint at FERC against Pepco and its affiliates, Delmarva Power & Light Company (DPL) and Atlantic City Electric Company (ACE), as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and certain protocols regarding the formula rate process associated with the transmission service that the utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. In August 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement

PEPCO

discussions. The order also (i) directed that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) set a 15-month refund period that commenced on February 27, 2013, should a refund result from this proceeding. After settlement discussions among the parties in this matter reached an impasse, the settlement judge, in November 2014, issued an order terminating the settlement discussions and referring the matter to a presiding administrative law judge.

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

On December 8, 2014, the parties that filed the February 2013 complaint filed a second complaint against Pepco, DPL, ACE, as well as BGE, regarding the base transmission ROE, seeking a reduction from 10.8% to 8.8%. By order issued on February 9, 2015, FERC established a hearing on the second complaint and established a second 15-month refund period that commenced on December 8, 2014. Consistent with the prior challenge, Pepco applied an estimated ROE based on the two-step methodology described above, and in the fourth quarter of 2014 and in the first, second and third quarters of 2015 established reserves for the estimated refund based on the effective date of the second refund period of December 8, 2014. On February 20, 2015, the chief judge issued an order consolidating the two complaint proceedings and established an initial decision issuance deadline of February 29, 2016. On March 2, 2015, the presiding administrative law judge issued an order establishing a procedural schedule for the consolidated proceedings that provided for the hearing to commence on October 20, 2015.

Also during the third quarter of 2015, Pepco further evaluated the reserves established for each of the two refund periods and, based on an updated assessment of market conditions, developments in other cases before FERC, litigation risk and other factors, increased its reserves to reflect management’s best estimate of the refund that is expected to result from these consolidated proceedings. A settlement entered into by the parties regarding the protocols (but not the ROE) raised in the February 2013 complaint was submitted to FERC on July 31, 2015 and was approved by FERC in November 2015.

On November 6, 2015, the parties filed a settlement agreement with FERC regarding the ROE. This settlement agreement provides for (i) a base ROE of 10.0%, effective March 8, 2016, to which a 50-basis-point incentive adder will be applied for being a member of a regional transmission organization, and (ii) customer refunds in the amount of approximately $14.2 million for Pepco covering the two 15-month refund periods described above. In addition, under this settlement agreement, no party may file to change the base ROE or any incentives prior to June 1, 2018. The parties have requested that FERC approve this settlement agreement by March 16, 2016, in order to incorporate the new ROE and applicable refunds into each utility’s 2016 transmission formula rate update. As of December 31, 2015, Pepco’s reserves for both of the refund periods totaled $13 million as required under the settlement agreement.

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

PEPCO

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

In March 2015, a party to the DCPSC proceedings filed with the District of Columbia Court of Appeals a petition for review of the order approving the Triennial Plan and the issuance of the financing order. On January 14, 2016, the District of Columbia Court of Appeals affirmed the orders of the DCPSC. On January 27, 2016, the original petitioning party sought rehearing of the District of Columbia Court of Appeals decision. A determination whether the Court of Appeals will rehear the case is pending.

Separately, in June 2015, an agency of the federal government served by Pepco asserted that the DDOT surcharge constitutes a tax on end users from which the federal government is immune. PHI is currently evaluating the assertion and the resolution of this matter will likely delay implementation of the DC PLUG initiative.

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

On August 27, 2015, the DCPSC issued a written order denying the application seeking approval of the Merger. On September 28, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, filed an application for reconsideration before the DCPSC. Following the DCPSC’s decision on reconsideration, Exelon and Pepco Holdings have the option of filing further appeals with the DC Court of Appeals.

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

PEPCO

On October 28, 2015, the DCPSC approved the Motion to Reopen and set a procedural schedule for its review of this matter. Upon completion of the public input and evidentiary hearings, the record was closed as of December 23, 2015. Although District of Columbia law does not impose any time limit on the DCPSC’s review of the Merger, the parties requested a decision by March 4, 2016.

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

Multiple parties have filed petitions for judicial review of the MPSC order by the Circuit Court of Queen Anne’s County, Maryland, seeking to appeal the MPSC order. In connection with these proceedings, the Maryland Office of People’s Counsel and several other parties to the Merger proceedings filed motions in the Circuit Court for Queen Anne’s County, Maryland, requesting a stay of the MPSC order. On August 7, 2015, the Circuit Court for Queen Anne’s County denied the motions for stay. On January 8, 2016, the Circuit Court affirmed the MPSC’s order in all respects. On January 20 and 22, 2016, respectively, the Maryland Office of People’s Counsel and environmental groups filed notices of appeal of the Circuit Court’s order to the Maryland Court of Special Appeals. Unless a motion to stay is filed and then granted by the court, the MPSC order will remain in effect during the appeals process.

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

PEPCO

(7)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

	Original Cost	Accumulated Depreciation	Net Book Value
	(millions of dollars)
At December 31, 2015
Distribution	$5,996	$2,199	$3,797
Transmission	1,378	475	903
Construction work in progress	318	—	318
Non-operating and other property	399	125	274

Total	$8,091	$2,799	$5,292

At December 31, 2014
Distribution	$5,668	$2,082	$3,586
Transmission	1,306	463	843
Construction work in progress	312	—	312
Non-operating and other property	478	271	207

Total	$7,764	$2,816	$4,948

The non-operating and other property amounts include balances for general plant, distribution plant and transmission plant held for future use, intangible plant and non-utility property. Utility plant is generally subject to a first mortgage lien.

Capital Leases

Pepco leases its consolidated control center, which is an integrated energy management center used by Pepco to centrally control the operation of its transmission and distribution systems. This lease is accounted for as a capital lease and was initially recorded at the present value of future lease payments, which totalled $152 million. The lease requires semi-annual payments of approximately $8 million over a 25-year period that began in December 1994, and provides for transfer of ownership of the system to Pepco for $1 at the end of the lease term. Under FASB guidance on regulated operations, the amortization of leased assets is modified so that the total interest expense charged on the obligation and amortization expense of the leased asset is equal to the rental expense allowed for rate-making purposes. The amortization expense is included within Depreciation and amortization in the statements of income. This lease is treated as an operating lease for rate-making purposes.

Capital lease assets recorded within Property, plant and equipment at December 31, 2015 and 2014 are comprised of the following:

	Original Cost	Accumulated Amortization	Net Book Value
	(millions of dollars)
At December 31, 2015
Transmission	$76	$51	$25
Distribution	76	51	25

Total	$152	$102	$50

At December 31, 2014
Transmission	$76	$46	$30
Distribution	76	46	30

Total	$152	$92	$60

PEPCO

The approximate annual commitments under all capital leases are $15 million in each of the years 2016 through 2018 and $16 million in 2019.

Gains on Sales of Land

Since 2002, Pepco has owned a 3.5 acre parcel of unimproved land (held as non-utility property) in the Buzzard Point area of southeast Washington, D.C. On July 2, 2015, Pepco entered into a purchase and sale agreement with the District of Columbia to sell the 3.5-acre parcel with a carrying value of $2 million at a purchase price of $39 million. The transaction was consummated on November 10, 2015 resulting in a $37 million pre-tax gain ($22 million after-tax) which was recorded in the fourth quarter of 2015.

Since 2003, Pepco has owned a 3.8 acre parcel of unimproved land (held as non-utility property) in the NoMa area of northeast Washington, D.C. On October 16, 2015, Pepco entered into a purchase and sale agreement with a third party to sell a two-acre parcel of the unimproved land with an allocated carrying value of $5 million at a purchase price of $14 million. The transaction was consummated on December 31, 2015 resulting in a $9 million pre-tax gain ($5 million after-tax) which was recorded in the fourth quarter of 2015. The purchase and sale agreement also provided the third party with a 90-day option to purchase the remaining 1.8-acre land parcel with an allocated carrying value of $4 million at a purchase price of $13 million.

(8)	PENSION AND OTHER POSTRETIREMENT BENEFITS

Pepco accounts for its participation in PHI’s single-employer plans, the PHI Retirement Plan and its other postretirement benefits plan, the Pepco Holdings, Inc. Welfare Plan for Retirees (the OPEB Plan), as participation in multiemployer plans. For 2015, 2014 and 2013, Pepco was responsible for $30 million, $22 million and $34 million, respectively, of the pension and other postretirement net periodic benefit cost incurred by PHI. For the years ended December 31, 2015, 2014 and 2013, Pepco made no discretionary tax-deductible contributions to the PHI Retirement Plan. Pepco made contributions of $2 million, $1 million and $6 million, respectively, to the OPEB Plan for the years ended December 31, 2015, 2014 and 2013. At December 31, 2015 and 2014, Pepco’s Prepaid pension expense of $291 million and $316 million, respectively, and Other postretirement benefit obligations of $49 million and $57 million, respectively, effectively represent assets and benefit obligations resulting from Pepco’s participation in the Pepco Holdings benefit plans.

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

PEPCO

(9)	DEBT

Long-Term Debt

The components of long-term debt are shown in the table below:

Type of Debt	Interest Rate		Maturity	2015	2014
				(millions of dollars)

First Mortgage Bonds
	3.05%		2022	$200	$200
	6.20	%(a)(b)	2022	110	110
	3.60%		2024	400	400
	5.75	%(c)(d)	2034	100	100
	5.40	%(c)(d)	2035	175	175
	6.50	%(a)(c)	2037	500	500
	7.90%		2038	250	250
	4.15%		2043	450	250
	4.95%		2043	150	150

Total long-term debt				2,335	2,135
Net unamortized discount				(3)	(11)
Unamortized debt issuance costs				(31)	(28)

Total net long-term debt				$2,301	$2,096

(a)	Represents a series of Collateral First Mortgage Bonds which must be cancelled and released as security for Pepco’s obligations under the corresponding series of senior notes or tax-exempt bonds, at such time as Pepco does not have any first mortgage bonds outstanding (other than its Collateral First Mortgage Bonds), except that Pepco may not permit such release of collateral unless Pepco substitutes comparable obligations for such collateral.
(b)	Represents a series of Collateral First Mortgage Bonds securing a series of senior notes issued by Pepco, which in turn secures a series of tax-exempt bonds issued for the benefit of Pepco.
(c)	Represents a series of Collateral First Mortgage Bonds (as defined herein) securing a series of senior notes issued by Pepco.
(d)	Represents a series of Collateral First Mortgage Bonds which must be cancelled and released as security for Pepco’s obligations under the corresponding series of senior notes or tax-exempt bonds, at such time as Pepco does not have any first mortgage bonds outstanding (other than its Collateral First Mortgage Bonds).

The outstanding first mortgage bonds are issued under a mortgage and deed of trust and are secured by a first lien on substantially all of Pepco’s property, plant and equipment, except for certain property excluded from the lien of the mortgage.

Maturities of Pepco’s long-term debt outstanding at December 31, 2015, are zero in 2016 through 2020, and $2,335 million, thereafter.

Pepco’s long-term debt is subject to certain covenants. As of December 31, 2015, Pepco is in compliance with all such covenants.

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

PEPCO

Bond Issuances

During 2015, Pepco issued $200 million of 4.15% first mortgage bonds due March 15, 2043, with a 3.9% yield to maturity. Net proceeds from the issuance of the bonds, which included a premium of $8 million, were used by Pepco to repay outstanding commercial paper and for general corporate purposes.

Short-Term Debt

Pepco has traditionally used a number of sources to fulfill short-term funding needs, such as commercial paper, short-term notes, and bank lines of credit. Proceeds from short-term borrowings are used primarily to meet working capital needs, but may also be used to temporarily fund long-term capital requirements. Pepco’s short-term debt at December 31, 2015 and 2014 consisted of the following:

	2015	2014
	(millions of dollars)
Commercial paper	$64	$104

Commercial Paper

Pepco maintains an ongoing commercial paper program to address its short-term liquidity needs. As of December 31, 2015, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

Pepco had $64 million and $104 million of commercial paper outstanding at December 31, 2015 and 2014, respectively. The weighted average interest rates for commercial paper issued by Pepco during 2015 and 2014 were 0.44% and 0.28%, respectively. The weighted average maturity of all commercial paper issued by Pepco during 2015 and 2014 was four days and six days, respectively.

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

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility at December 31, 2015.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of December 31, 2015 and 2014, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $576 million and $413 million, respectively. Pepco’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by DPL and ACE and the portion of the total capacity being used by PHI.

Credit Facility Amendment

During 2014, PHI, Pepco, DPL and ACE entered into an amendment of and consent with respect to the credit agreement (the Consent). PHI was required to obtain the consent of certain of the lenders under the credit facility in order to permit the consummation of the Merger. Pursuant to the Consent, certain of the lenders consented to the consummation of the Merger and the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. In addition, the Consent amends the definition of “Change in Control” in the credit agreement to mean, following consummation of the Merger, an event or series of events by which Exelon no longer owns, directly or indirectly, 100% of the outstanding shares of voting stock of Pepco Holdings. PHI requested and obtained an extension of the Consent to allow for completion of the Merger by June 30, 2016.

Other Financing Activities

Sale of Receivables

During 2015, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project over a period of time pursuant to a task order. The purchase price to be received by Pepco is $5 million. Pursuant to the purchase agreement, following acceptance of the energy savings project by the buyer, the buyer is entitled to receive the contract payments under the task order payable by the customer over approximately 15 years. The energy savings project will be performed by Pepco Energy Services, Inc. and its subsidiaries (Pepco Energy Services) and is expected to be completed by the end of 2017.

During 2014, Pepco, as seller, entered into a purchase agreement with a buyer to sell receivables from an energy savings project pursuant to a task order entered into under a General Services Administration area-wide agreement. The purchase price received by Pepco was $12 million, which was included in the

PEPCO

Current portion of long-term debt and project funding at December 31, 2014. The energy savings project was performed by Pepco Energy Services and was completed in 2014. Pursuant to the purchase agreement, following acceptance of the energy savings project by the buyer, the buyer was entitled to receive the contract payments under the task order payable by the buyer over approximately 9 years. The energy savings project was accepted during the first quarter of 2015 and the amount was removed from the Current portion of long-term debt and project funding.

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

The provision for income taxes, reconciliation of income tax expense, and components of deferred income tax liabilities (assets) are shown below.

Provision for Income Taxes

	For the Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Current Tax Benefit
Federal	$(57)	$(79)	$(39)
State and local	6	(3)	(1)

Total Current Tax Benefit	(51)	(82)	(40)

Deferred Tax Expense (Benefit)
Federal	125	150	96
State and local	24	24	24
Investment tax credit amortization	—	—	(1)

Total Deferred Tax Expense	149	174	119

Total Income Tax Expense	$98	$92	$79

Reconciliation of Income Tax Expense

	For the Year Ended December 31,
	2015		2014		2013
	(millions of dollars)

Income tax at Federal statutory rate	$100	35.0%	$92	35.0%	$80	35.0%
Increases (decreases) resulting from:
State income taxes, net of federal effect	15	5.3%	15	5.7%	13	5.7%
Asset removal costs	(14)	(4.9)%	(12)	(4.6)%	(14)	(6.1)%
Change in estimates and interest related to uncertain and effectively settled tax positions	(6)	(2.1)%	(1)	(0.4)%	(3)	(1.3)%
Deferred tax basis adjustments	6	2.1%	—	—	—	—
Other, net	(3)	(1.0)%	(2)	(0.7)%	3	1.2%

Income Tax Expense	$98	34.4%	$92	35.0%	$79	34.5%

PEPCO

Global Tax Settlement

On November 18, 2015, PHI entered into a settlement with the Internal Revenue Service (IRS) and the Department of Justice (DOJ) (the Global Tax Settlement) to provide for the resolution of the tax treatment of its previously held cross-border energy lease investments involving public utility assets located outside of the United States structured as sale-in, lease-out, or SILO, transactions. The Global Tax Settlement followed the acceptance by PHI on October 29, 2015 of IRS revenue agent reports covering adjustments incorporated in the terms of the Global Tax Settlement, as well as adjustments for all other tax matters in dispute with the IRS. The Global Tax Settlement and the revenue agent reports, together, effectively close all years open to examination of federal income tax liabilities for PHI and Pepco through 2011, and all matters associated with the cross-border energy lease investments through 2013.

As a result of the Global Tax Settlement, Pepco recorded in the fourth quarter of 2015 a tax benefit of $9 million, which is included above in Change in estimates and interest related to uncertain and effectively settled tax positions. Included in the tax benefit of $9 million was a $3 million after-tax interest benefit associated with Pepco’s uncertain tax positions. The interest benefit represented Pepco’s allocated share of an overall net interest benefit for PHI’s consolidated group of $21 million resulting from the Global Tax Settlement assuming Pepco was a separate taxpayer. The remaining tax benefit recorded of $6 million primarily represents uncertain tax positions associated with Pepco’s operations that were settled in favor of Pepco in the Global Tax Settlement. Also in the fourth quarter of 2015, Pepco recorded a charge of $3 million for an uncertain tax position not related to the Global Tax Settlement, which was also included above in Change in estimates and interest related to uncertain and effectively settled tax positions.

Also during the fourth quarter of 2015, Pepco completed its annual reconciliation of its deferred income tax accounts and corrected prior period errors by recording an after-tax charge of $6 million which is included above in Deferred tax basis adjustments. Management has determined that these errors, individually or in the aggregate were not material to the current or prior periods.

Other Tax Matter

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

PEPCO

Components of Deferred Income Tax Liabilities (Assets)

	At December 31,
	2015	2014
	(millions of dollars)

Deferred Tax Liabilities (Assets)
Depreciation and other basis differences related to plant and equipment	$1,541	$1,423
Pension and other postretirement benefits	95	103
Deferred taxes on amounts to be collected through future rates	55	59
Federal and state net operating losses	(141)	(186)
Other	171	180

Total Deferred Tax Liabilities, net	$1,721	$1,579

The net deferred tax liability represents the tax effect, at presently enacted tax rates, of temporary differences between the financial statement basis and tax basis of assets and liabilities. The portion of the net deferred tax liability applicable to Pepco’s operations, which has not been reflected in current service rates, represents income taxes recoverable through future rates, net, and is recorded as a regulatory asset on the balance sheet. No valuation allowance for deferred tax assets was required or recorded at December 31, 2015 and 2014. Federal and state net operating losses generally expire over 20 years from 2029 to 2034.

The Tax Reform Act of 1986 repealed the investment tax credit for property placed in service after December 31, 1985, except for certain transition property. Investment tax credits previously earned on Pepco’s property continue to be amortized to income over the useful lives of the related property.

Reconciliation of Beginning and Ending Balances of Unrecognized Tax Benefits

	2015		2014	2013
	(millions of dollars)

Balance as of January 1	$97		$101	$91
Tax positions related to current year:
Additions	—		1	1
Reductions	—		(2)	—
Tax positions related to prior years:
Additions	10		1	12
Reductions	(55	)(a)	(4)	(3)
Settlements	(40	)(a)	—	—

Balance as of December 31	$12		$97	$101

(a)	Reductions and settlements in 2015 resulted from the Global Tax Settlement. Settlements represent unrecognized tax benefits that were satisfied with cash or use of net operating losses and tax credits.

Unrecognized Benefits That, If Recognized, Would Affect the Effective Tax Rate

Unrecognized tax benefits are related to tax positions that have been taken or are expected to be taken in tax returns that are not recognized in the financial statements because management has either measured the tax benefit at an amount less than the benefit claimed, or expected to be claimed, or has concluded that it is not more likely than not that the tax position will be ultimately sustained. For the majority of these tax positions, the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. At December 31, 2015, Pepco had $8 million of unrecognized tax benefits that, if recognized, would lower the effective tax rate.

Interest and Penalties

Pepco recognizes interest and penalties relating to its uncertain tax positions as an element of income tax expense. For the years ended December 31, 2015, 2014 and 2013, Pepco recognized $5 million of pre-tax interest income ($3 million after-tax), $2 million of pre-tax interest income ($1 million after-tax), and $5 million of pre-tax interest income ($3 million after-tax), respectively, as a component of income tax expense. As of December 31, 2015, 2014 and 2013, Pepco had accrued interest receivable of zero, $9 million and $9 million, respectively, related to effectively settled and uncertain tax positions.

PEPCO

Possible Changes to Unrecognized Tax Benefits

It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of Pepco’s uncertain tax positions will significantly increase or decrease within the next 12 months. At this time, it is estimated that there will be a $3 million to $5 million decrease in unrecognized tax benefits within the next 12 months.

Tax Years Open to Examination

Pepco, as a direct subsidiary of PHI, is included on PHI’s consolidated Federal income tax return. As a result of the Global Tax Settlement described above, Pepco’s federal income tax liabilities for all years through 2011 have been determined, subject to adjustment to the extent of any net operating loss or other loss or credit carrybacks from subsequent years. The open tax years for the significant states where Pepco files state income tax returns (District of Columbia and Maryland) are the same as for the Federal returns. As a result of the final determination of these years, Pepco has filed or intends to file amended state returns requesting refunds which are subject to review by the various states.

Changes to the District of Columbia Tax Law

On February 26, 2015, the District of Columbia Fiscal Year 2015 Budget Support Act of 2014 became law, effective January 1, 2015. The law revised the apportionment methodology for corporate tax and included a phase-down of the corporate tax rate from 9.975% to 8.25% by fiscal year 2019. The change in law required PHI and Pepco to remeasure their net deferred tax liabilities in the first and fourth quarters of 2015. This remeasurement resulted in Pepco reducing its deferred tax liabilities by $23 million in the first quarter of 2015 to reflect the initial reduction in the tax rate from 9.975% to 9.4% on January 1, 2015 and $2 million in the fourth quarter of 2015 to reflect the subsequent reduction in the tax rate from 9.4% to 9.2% on January 1, 2016. These reductions to the deferred tax liabilities were offset by corresponding decreases to Pepco’s regulatory assets. Further reductions to the corporate tax rate in future years will depend upon the achievement of future revenue projections for the District of Columbia.

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

Other Taxes

Taxes other than income taxes for each year are shown below. These amounts are recoverable through rates.

	2015	2014	2013
	(millions of dollars)
Gross Receipts/Delivery	$107	$107	$108
Property	55	51	45
County Fuel and Energy	143	143	153
Environmental, Use and Other	64	62	62

Total	$369	$363	$368

PEPCO

(11)	FAIR VALUE DISCLOSURES

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

The following tables set forth, by level within the fair value hierarchy, Pepco’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Pepco’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Cash equivalents and restricted cash equivalents
Treasury funds	$2	$2	$—	$—

Executive deferred compensation plan assets
Money market funds and short-term investments	26	11	15	—
Life insurance contracts	42	—	23	19

Total	$70	$13	$38	$19

LIABILITIES

Executive deferred compensation plan liabilities
Life insurance contracts	$6	$—	$6	$—

Total	$6	$—	$6	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2015.

PEPCO

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Restricted cash equivalents
Treasury fund	$5	$5	$—	$—

Executive deferred compensation plan assets
Money market funds and short-term investments	34	13	21	—
Life insurance contracts	41	—	23	18

Total	$80	$18	$44	$18

LIABILITIES

Executive deferred compensation plan liabilities
Life insurance contracts	$7	$—	$7	$—

Total	$7	$—	$7	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2014.

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

Executive deferred compensation plan assets and liabilities categorized as level 2 consist of life insurance policies and certain employment agreement obligations. The life insurance policies are categorized as level 2 assets because they are valued based on the assets underlying the policies, which consist of short-term cash equivalents and fixed income securities that are priced using observable market data and can be liquidated for the value of the underlying assets as of December 31, 2015. The level 2 liability associated with the life insurance policies represents a deferred compensation obligation, the value of which is tracked via underlying insurance sub-accounts. The sub-accounts are designed to mirror existing mutual funds and money market funds that are observable and actively traded.

The value of certain employment agreement obligations (which are included with life insurance contracts in the tables above) is derived using a discounted cash flow valuation technique. The discounted cash flow calculations are based on a known and certain stream of payments to be made over time that are

PEPCO

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

Reconciliations of the beginning and ending balances of Pepco’s fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014 are shown below.

	2015	2014
	Life Insurance Contracts	Life Insurance Contracts
	(millions of dollars)
Balance as of January 1	$18	$18
Total gains (losses) (realized and unrealized):
Included in income	5	3
Included in accumulated other comprehensive loss	—	—
Purchases	—	—
Issuances	(3)	(3)
Settlements	(1)	—
Transfers in (out) of level 3	—	—

Balance as of December 31	$19	$18

The breakdown of realized and unrealized gains on level 3 instruments included in income as a component of Other income or Other operation and maintenance expense for the periods below were as follows:

	Year Ended December 31,
	2015	2014
	(millions of dollars)

Total gains included in income for the period	$5	$3

Change in unrealized gains relating to assets still held at reporting date	$3	$3

Other Financial Instruments

The estimated fair values of Pepco’s Long-term debt instruments that are measured at amortized cost in Pepco’s financial statements and the associated levels of the estimates within the fair value hierarchy as of December 31, 2015 and 2014 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Pepco’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

PEPCO

The fair value of Long-term debt categorized as level 2 is based on a blend of quoted prices for the debt and quoted prices for similar debt on the measurement date. The blend places more weight on current pricing information when determining the final fair value measurement. The fair value information is provided by brokers, and Pepco reviews the methodologies and results.

The Project funding represents debt instruments issued by Pepco related to its construction contracts. Project funding is categorized as level 3 because Pepco concluded that the amortized cost carrying amounts for these instruments approximate fair value, which does not represent a quoted price in an active market.

	Fair Value Measurements at December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$2,673	$—	$2,673	$—

(a)	The carrying amount for Long-term debt, net of unamortized discount, was $2,332 million as of December 31, 2015.

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$2,624	$—	$2,624	$—
Project funding	12	—	—	12

Total	$2,636	$—	$2,624	$12

(a)	The carrying amount for Long-term debt, net of unamortized discount, was $2,124 million as of December 31, 2014.

The carrying amount of all other financial instruments in the accompanying financial statements approximate fair value.

(12)	COMMITMENTS AND CONTINGENCIES

General Litigation

From time to time, Pepco is named as a defendant in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. Pepco is self-insured against such claims up to a certain self-insured retention amount and maintains insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, Pepco’s contracts with its vendors generally require the vendors to name Pepco as an additional insured for the amount at least equal to Pepco’s self-insured retention. Further, Pepco’s contracts with its vendors require the vendors to indemnify Pepco for various acts and activities that may give rise to claims against Pepco. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although

PEPCO

the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on Pepco’s financial condition, results of operations or cash flows. At December 31, 2015, Pepco had recorded estimated loss contingency liabilities for general litigation totaling approximately $4 million.

Environmental Matters

Pepco is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of Pepco, environmental clean-up costs incurred by Pepco generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of Pepco described below at December 31, 2015 are summarized as follows:

	Transmission and Distribution	Legacy Generation - Regulated	Total
	(millions of dollars)
Balance as of January 1	$16	$3	$19
Accruals	4	3	7
Payments	(2)	—	(2)

Balance as of December 31	18	6	24
Less amounts in Other Current Liabilities	2	—	2

Amounts in Other Deferred Credits	$16	$6	$22

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

PEPCO

Benning Road Site

Contamination of Lower Anacostia River

In September 2010, PHI received a letter from EPA identifying the Benning Road site as one of six land-based sites potentially contributing to contamination of the lower Anacostia River. A portion of the site was formerly the location of a Pepco Energy Services electric generating facility. That generating facility was deactivated in June 2012 and plant structure demolition was completed in July 2015. The remaining portion of the site consists of a Pepco transmission and distribution service center that remains in operation. The principal contaminants allegedly of concern are polychlorinated biphenyls and polycyclic aromatic hydrocarbons. In December 2011, the U.S. District Court for the District of Columbia approved a consent decree entered into by Pepco and Pepco Energy Services with the District of Columbia Department of Energy and Environment (DOEE) (formerly the District of Columbia Department of the Environment), which requires Pepco and Pepco Energy Services to conduct a RI/FS for the Benning Road site and an approximately 10 to 15 acre portion of the adjacent Anacostia River. The RI/FS will form the basis for the remedial actions for the Benning Road site and for the Anacostia River sediment associated with the site. The consent decree does not obligate Pepco or Pepco Energy Services to pay for or perform any remediation work, but it is anticipated that DOEE will look to Pepco and Pepco Energy Services to assume responsibility for cleanup of any conditions in the river that are determined to be attributable to past activities at the Benning Road site.

The initial remedial investigation field work began in January 2013 and was completed in December 2014. In addition, in conjunction with the power plant demolition activities, Pepco and Pepco Energy Services collected soil samples adjacent to and beneath the concrete basins for the dismantled cooling towers for the generating facility. This sampling showed localized areas of soil contamination associated with the cooling tower basins, and, beginning in the first quarter of 2016, Pepco and Pepco Energy Services expect to implement a plan approved by DOEE to remove contaminated soil in conjunction with the demolition and removal of the concrete basins. On April 30, 2015, Pepco and Pepco Energy Services submitted a draft Remedial Investigation (RI) Report to DOEE. After review, DOEE determined that additional field investigation and data analysis is required to complete the RI process (much of which is beyond the scope of the original DOEE-approved RI work plan). In the meantime, Pepco and Pepco Energy Services will revise the draft RI Report as appropriate to address DOEE’s comments and DOEE will make the draft RI available for public review during the first quarter of 2016. The additional field investigation and data analysis will proceed later in 2016 according to a schedule to be developed by Pepco and Pepco Energy Services and approved by DOEE. Once the additional RI work has been completed, Pepco and Pepco Energy Services will issue a draft “final” RI report for review and comment by DOEE and the public. Pepco and Pepco Energy Services will then proceed with a feasibility study (FS) to evaluate possible remedial alternatives. This effort also may include a treatability study to evaluate the effectiveness of potential remedial options. Once the FS has been completed, Pepco and Pepco Energy Services will prepare and submit a draft FS Report for review and comment by DOEE and the public. Thereafter, Pepco and Pepco Energy Services will revise the draft FS Report as appropriate to address comments received and will submit a final FS Report to DOEE.

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

PEPCO

Pepco and Pepco Energy Services have determined that a loss associated with this matter for Pepco and Pepco Energy Services is probable and have estimated that the costs of remediation are in the range of approximately $8 million to $12 million.

The remediation costs accrued for this matter are included in the table above in the columns entitled “Transmission and Distribution” and “Legacy Generation – Regulated.”

NPDES Permit Limit Exceedances

Pepco holds a National Pollutant Discharge Elimination System (NPDES) permit issued by EPA with a July 19, 2009 effective date, which authorizes discharges from the Benning Road site, including the Pepco Energy Services generating facility previously located on the site that was deactivated in 2012 and has been demolished. The 2009 permit for the first time imposed numerical limits on the allowable concentration of certain metals in storm water discharged from the site into the Anacostia River as determined by EPA to be necessary to meet the applicable District of Columbia surface water quality standards. The permit contemplated that Pepco would meet these limits over time through the use of best management practices (BMPs). As of December 2012, Pepco completed the implementation of the first two phases of BMPs identified in a plan approved by EPA (consisting principally of installing metal absorbing filters to capture contaminants at storm water inlets, removing stored equipment from areas exposed to the weather, covering and painting exposed metal pipes, and covering and cleaning dumpsters). These measures were effective in reducing metal concentrations in storm water discharges, but were not sufficient to meet all of the numerical limits for metals. Most of the quarterly monitoring results since the issuance of the permit have shown exceedances of the limits for copper and zinc, as well as occasional exceedances for iron and lead.

The NPDES permit was due to expire on June 19, 2014. Pepco submitted a permit renewal application on December 17, 2013. In November 2014, EPA advised Pepco that it will not renew the permit until the Benning Road site has come into compliance with the existing permit limits. The current permit remains in effect pending EPA’s action on the renewal application. In December 2014, Pepco submitted a plan to EPA to implement the third phase of BMPs recommended in the original permit compliance plan with the objective of achieving full compliance with the permit limits for metals by the end of 2015 and Pepco immediately began to implement the additional BMPs in accordance with the plan. On September 1, 2015, Pepco submitted a report to EPA on the status of implementation of the third phase of BMPs. As of that date, Pepco had fully implemented most of the elements of the Phase 3 plan, including installation of upgraded storm water inlet controls (filters and booms), enhanced inspection and maintenance of inlets, removal of materials and equipment from exposure to storm water, and removal of accumulated sediments from the underground storm drains. The sampling results from the third quarter of 2015 showed compliance with all of the permit limits. The sampling results from the fourth quarter of 2015 showed compliance with all but a single permit limit for metals; the concentration of copper was below the daily maximum limit but exceeded the monthly average limit. As confirmed by this latest sampling, because the permit limits are low and site conditions are subject to variation, Pepco has concluded that some form of storm water treatment prior to discharge will be necessary to ensure ongoing compliance with all permit limits and has begun the process of evaluating treatment options. The nature and scope of the necessary treatment system, and the amount of the associated capital expenditures, will not be known until Pepco has completed the evaluation and design process.

Pepco has been engaged in discussions with representatives from EPA and the DOJ regarding permit compliance. On October 30, 2015, EPA filed a Clean Water Act civil enforcement action against Pepco in federal district court. Pepco expects that this enforcement action will be resolved through a consent decree that will (i) establish further requirements to achieve compliance with the permit limits, including the design and installation of an appropriate storm water treatment system as noted above, and (ii) include civil penalties for past noncompliance. The amount of such penalties is not known or estimable at this time and Pepco does not expect the amount of such penalties to have a material adverse effect on PHI’s consolidated financial condition, results of operations or cash flows.

PEPCO

Pepco and EPA are currently in discussions regarding the terms of the contemplated consent decree, and it is anticipated that the parties will finalize the consent decree during the first half of 2016. In response to a joint motion by the parties, the court has extended the deadline for Pepco to answer the complaint to May 16, 2016, to give the parties time to work towards agreement on the terms of a consent decree. The parties contemplate seeking a further extension if necessary to complete their negotiations. Once executed by the parties, the consent decree will be filed with the court for review and approval following a period for public comment.

Potomac River Mineral Oil Release

In January 2011, a coupling failure on a transformer cooler pipe resulted in a release of non-toxic mineral oil at Pepco’s Potomac River substation in Alexandria, Virginia. An overflow of an underground secondary containment reservoir resulted in approximately 4,500 gallons of mineral oil flowing into the Potomac River.

In March 2014, Pepco and DOEE entered into a consent decree to resolve a threatened DOEE enforcement action, the terms of which include a combination of a civil penalty and a Supplemental Environmental Project (SEP) with a total cost to Pepco of $875,000. The consent decree was approved and entered by the District of Columbia Superior Court on April 4, 2014. Pepco has paid the $250,000 civil penalty imposed under the consent decree and, pursuant to the consent decree, has made a one-time donation in the amount of $25,000 to the Northeast Environmental Enforcement Training Fund, Inc., a non-profit organization that funds scholarships for environmental enforcement training. The consent decree confirmed that no further actions are required by Pepco to investigate, assess or remediate impacts to the river from the mineral oil release. To implement the SEP, Pepco has entered into an agreement with Living Classrooms Foundation, Inc., a non-profit educational organization, pursuant to which Pepco will provide $600,000 to fund the design, installation and operation of a trash collection system at a storm water outfall that drains to the Anacostia River. DOEE approved the design for the trash collection system and efforts to secure necessary permits are in progress. Pepco expects that this system will be constructed and placed into operation by the end of 2016, which will satisfy Pepco’s obligations under the consent decree. On September 11, 2015, Pepco and DOEE filed a joint report with the D.C. Superior Court on the status of the trash cage project and other elements of the consent decree. The court accepted that report and scheduled the next status hearing in this matter for September 23, 2016.

The consent decree did not resolve potential claims under federal law for natural resource damages resulting from the mineral oil release. Pepco has engaged in separate discussions with DOEE and the federal resource trustees regarding the settlement of a possible natural resource damages claim under federal law. In July 2013, Pepco submitted a natural resource damage assessment to DOEE and the federal trustees that proposed monetary compensation for such damages in the range of $106,000 to $161,000. By letter dated September 16, 2015, the U.S. Department of Interior, on behalf of the trustees, made a confidential counter-proposal for settlement of the natural resource damage claim. Pepco has engaged in subsequent discussions with the trustees and believes that the parties are close to reaching an agreement to settle the claims. Based on the discussions to date, PHI and Pepco do not believe that the resolution of the natural resource damages claim will have a material adverse effect on their respective financial condition, results of operations or cash flows.

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

Rock Creek Mineral Oil Release

In late August 2015, a Pepco underground transmission line in the District of Columbia suffered a breach, resulting in the release of non-toxic mineral oil surrounding the transmission line into the surrounding soil, and a small amount also reached Rock Creek through a storm drain. Pepco notified regulatory authorities, and Pepco and its spill response contractors placed booms in Rock Creek, blocked the storm drain to prevent the release of mineral oil into the creek and commenced remediation of soil around the transmission line and the Rock Creek shoreline. Pepco estimates that approximately 6,100 gallons of mineral oil were released and that its remediation efforts recovered approximately 80 percent of the amount released. Pepco’s remediation efforts are ongoing under the direction of the DOEE and in collaboration with the National Park Service, the Smithsonian Institution/National Zoo and EPA. Pepco’s investigation presently indicates that the damage to Pepco’s facilities occurred prior to the release of mineral oil when third-party excavators struck the Pepco underground transmission line while installing cable for another utility. To the extent recovery is available against any party who contributed to this loss, Pepco will pursue such action. Pepco continues to investigate the cause of the incident, the parties involved, and legal responsibility under District of Columbia law, but does not believe that the remediation costs to resolve this matter will have a material adverse effect on its financial condition, results of operations or cash flows.

PEPCO

Contractual Obligations

Power Purchase Contracts

As of December 31, 2015, Pepco had no contractual obligations under non-derivative power purchase contracts.

Lease Commitments

Rental expense for operating leases was $7 million, $8 million and $7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Total future minimum operating lease payments for Pepco as of December 31, 2015 are $7 million in 2016, $6 million in 2017, $5 million in 2018, $4 million in 2019, $3 million in 2020 and $7 million thereafter.

(13)	RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including Pepco. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to Pepco for the years ended December 31, 2015, 2014 and 2013 were approximately $240 million, $220 million and $209 million, respectively.

Pepco Energy Services performs utility maintenance services and high voltage underground transmission cabling, including services that are treated as capital costs, for Pepco. Amounts charged to Pepco by Pepco Energy Services for the years ended December 31, 2015, 2014 and 2013 were approximately $26 million, $30 million and $20 million, respectively.

As of December 31, 2015 and 2014, Pepco had the following balances on its balance sheets due to related parties:

	2015	2014
	(millions of dollars)

Payable to Related Party (current) (a)
PHI Service Company	$(25)	$(27)
Pepco Energy Services (b)	(4)	(2)
Other	(1)	(1)

Total	$(30)	$(30)

(a)	Included in Accounts payable due to associated companies.
(b)	Pepco bills customers on behalf of Pepco Energy Services where Pepco Energy Services has performed work for certain government agencies under a General Services Administration area-wide agreement. Amount also includes charges for utility work performed by Pepco Energy Services on behalf of Pepco.

(14)	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The quarterly data presented below reflect all adjustments necessary, in the opinion of management, for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations and differences between summer and winter rates. Therefore, comparisons by quarter within a year are not meaningful.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
	(millions of dollars)
Total Operating Revenue	$556	$518	$612	$503		$2,189
Total Operating Expenses	493	435	497	379	(a)	1,804
Operating Income	63	83	115	124		385
Other Expenses	(25)	(23)	(23)	(29)		(100)
Income Before Income Tax Expense	38	60	92	95		285
Income Tax Expense	12	18	32	36	(b)	98
Net Income	$26	$42	$60	$59		$187

PEPCO

(a)	Includes gains of $46 million ($27 million after-tax) associated with the sale of non-utility land.
(b)	Includes net income tax benefit of $9 million associated with the Global Tax Settlement, a tax charge of $3 million for an uncertain tax position not related to the Global Tax Settlement and a tax charge of $6 million to correct prior period errors.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(millions of dollars)
Total Operating Revenue	$535	$508	$587	$471	$2,101
Total Operating Expenses	469	414	462	408	1,753
Operating Income	66	94	125	63	348
Other Expenses	(18)	(20)	(20)	(27)	(85)
Income Before Income Tax Expense	48	74	105	36	263
Income Tax Expense	16	28	38	10	92
Net Income	$32	$46	$67	$26	$171

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

Management of DPL assessed DPL’s internal control over financial reporting as of December 31, 2015 based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the management of DPL concluded that DPL’s internal control over financial reporting was effective as of December 31, 2015.

DPL

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of

Delmarva Power & Light Company

In our opinion, the financial statements of Delmarva Power & Light Company (a wholly owned subsidiary of Pepco Holdings, Inc.) listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Delmarva Power & Light Company at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Delmarva Power & Light Company listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Washington, D.C.

February 18, 2016

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF INCOME

For the Year Ended December 31,	2015	2014	2013
	(millions of dollars)

Operating Revenue
Electric	$1,153	$1,099	$1,053
Natural gas	165	194	191

Total Operating Revenue	1,318	1,293	1,244

Operating Expenses
Purchased energy	568	546	552
Gas purchased	79	104	109
Other operation and maintenance	306	269	251
Depreciation and amortization	153	125	107
Other taxes	47	42	40

Total Operating Expenses	1,153	1,086	1,059

Operating Income	165	207	185

Other Income (Expenses)
Interest expense	(50)	(48)	(50)
Other income	10	10	10

Total Other Expenses	(40)	(38)	(40)

Income Before Income Tax Expense	125	169	145

Income Tax Expense	49	65	56

Net Income	$76	$104	$89

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(millions of dollars)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5	$4
Restricted cash equivalents	—	5
Accounts receivable, less allowance for uncollectible accounts of $17 million and $11 million, respectively	203	193
Inventories	50	55
Income taxes and related accrued interest receivable	58	34
Prepaid expenses and other	10	12

Total Current Assets	326	303

OTHER ASSETS
Goodwill	8	8
Regulatory assets	308	356
Prepaid pension expense	205	220
Income taxes and related accrued interest receivable	—	4
Other	1	4

Total Other Assets	522	592

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	4,209	3,946
Accumulated depreciation	(1,046)	(1,021)

Net Property, Plant and Equipment	3,163	2,925

TOTAL ASSETS	$4,011	$3,820

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(millions of dollars, except shares)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term debt	$210	$211
Current portion of long-term debt	100	100
Accounts payable	41	39
Accrued liabilities	76	74
Accounts payable due to associated companies	20	17
Taxes accrued	3	3
Interest accrued	7	7
Customer deposits	31	24
Other	39	41

Total Current Liabilities	527	516

DEFERRED CREDITS
Regulatory liabilities	189	225
Deferred income tax liabilities, net	941	878
Investment tax credits	4	4
Other postretirement benefit obligations	19	21
Other	33	35

Total Deferred Credits	1,186	1,163

OTHER LONG-TERM LIABILITIES
Long-term debt	1,061	963

COMMITMENTS AND CONTINGENCIES (NOTE 14)

EQUITY
Common stock, $2.25 par value, 1,000 shares authorized, 1,000 shares outstanding	—	—
Premium on stock and other capital contributions	612	537
Retained earnings	625	641

Total Equity	1,237	1,178

TOTAL LIABILITIES AND EQUITY	$4,011	$3,820

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF CASH FLOWS

For the Year Ended December 31,	2015	2014	2013
	(millions of dollars)

OPERATING ACTIVITIES
Net income	$76	$104	$89
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	153	125	107
Deferred income taxes	74	111	65
Investment tax credit amortization	(1)	(1)	(1)
Changes in:
Accounts receivable	(9)	15	(7)
Inventories	5	(4)	2
Regulatory assets and liabilities, net	(38)	(66)	(42)
Accounts payable and accrued liabilities	10	(15)	(1)
Pension contributions	—	—	(10)
Prepaid pension expense, excluding contributions	15	8	14
Income tax-related prepayments, receivables and payables	(19)	(3)	(1)
Other assets and liabilities	—	(6)	(1)

Net Cash From Operating Activities	266	268	214

INVESTING ACTIVITIES
Investment in property, plant and equipment	(352)	(352)	(357)
Net other investing activities	7	(6)	2

Net Cash Used By Investing Activities	(345)	(358)	(355)

FINANCING ACTIVITIES
Dividends paid to Parent	(92)	(100)	(30)
Capital contributions from Parent	75	130	—
Issuances of long-term debt	200	204	300
Reacquisitions of long-term debt	(100)	(100)	(250)
(Repayments) issuances of short-term debt, net	(1)	(41)	115
Cost of issuances	(2)	(2)	(3)
Net other financing activities	—	1	5

Net Cash From Financing Activities	80	92	137

Net Increase (Decrease) In Cash and Cash Equivalents	1	2	(4)
Cash and Cash Equivalents at Beginning of Year	4	2	6

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5	$4	$2

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $1 million, $1 million and $2 million, respectively)	$47	$45	$47
Cash received for income taxes (includes payments from PHI for Federal income taxes)	(5)	(43)	(8)

The accompanying Notes are an integral part of these Financial Statements.

DPL

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF EQUITY

	Common Stock		Premium on Stock	Retained Earnings	Total
(millions of dollars, except shares)	Shares	Par Value

Balance as of December 31, 2012	1,000	$—	$407	$578	$985
Net Income	—	—	—	89	89
Dividends on common stock	—	—	—	(30)	(30)

Balance as of December 31, 2013	1,000	—	407	637	1,044
Net Income	—	—	—	104	104
Capital contribution from Parent	—	—	130	—	130
Dividends on common stock	—	—	—	(100)	(100)

Balance as of December 31, 2014	1,000	—	537	641	1,178
Net Income	—	—	—	76	76
Capital contribution from Parent	—	—	75	—	75
Dividends on common stock	—	—	—	(92)	(92)

Balance as of December 31, 2015	1,000	$—	$612	$625	$1,237

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

In connection with entering into the Merger Agreement, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014, January 26, 2015, April 27, 2015 and July 24, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for an aggregate purchase price of $90 million. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

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

DPL

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

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015 and, on October 15, 2015, voted to extend the effectiveness of its approval until June 30, 2016. The DPSC approved the Merger on May 19, 2015.

The waiting period under the HSR Act expired on December 2, 2015, which allows for the closing of the Merger at any time on or before December 1, 2016.

On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, PHI and Exelon announced that they had committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC. In connection with these proceedings, the Maryland Office of People’s Counsel and several other parties to the Merger proceedings filed motions in the Circuit Court for Queen Anne’s County, Maryland, requesting a stay of the MPSC order. On August 7, 2015, the Circuit Court for Queen Anne’s County denied the motions for stay. On January 8, 2016, the Circuit Court affirmed the MPSC’s order in all respects. On January 20 and 22, 2016, respectively, the Maryland Office of People’s Counsel and environmental groups filed notices of appeal of the Circuit Court’s order to the Maryland Court of Special Appeals. Unless a motion to stay is filed and then granted by the court, the MPSC order will remain in effect during the appeals process.

On August 27, 2015, the DCPSC issued a written order denying the application seeking approval of the Merger. On September 28, 2015, Exelon, PHI and Potomac Electric Power Company (Pepco), and certain of their respective affiliates, filed an application for reconsideration with the DCPSC requesting reconsideration of the DCPSC order related to the Merger.

DPL

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

Also on October 6, 2015, PHI, Exelon and Merger Sub entered into a Letter Agreement (the Letter Agreement), setting forth the terms and conditions under which the parties will file with the DCPSC (a) a Motion of Joint Applicants to Reopen the Record in Formal Case No. 1119 to Allow for Consideration of the DC Settlement Agreement (the Motion to Reopen), or (b) if the Motion to Reopen is not granted, a new merger application, requesting approval of the Merger on the terms and commitments agreed to in the DC Settlement Agreement. Pursuant to the Letter Agreement, PHI and Exelon each agrees, among other things, that neither party will exercise the termination rights each may have under the Merger Agreement on or after October 29, 2015, unless: (i) the DCPSC does not, by November 20, 2015, set a procedural schedule which allows for a final order for approval of the Merger by March 4, 2016, (ii) the DCPSC sets a schedule for action which does not allow for a final order for approval of the Merger by March 4, 2016, (iii) the DCPSC fails to issue a final order approving the Merger and the DC Settlement Agreement as filed without condition or modification by March 4, 2016, (iv) the DCPSC issues a final order denying approval of the Merger or the DC Settlement Agreement or adds conditions or makes modifications to the DC Settlement Agreement, (v) the DC Settlement Agreement is terminated for any reason, or (vi) after March 4, 2016 a condition to closing of the Merger has not been satisfied or waived (other than those conditions that by their nature are to be satisfied at the closing). The Letter Agreement also provides that, subject to certain conditions, Exelon may, following receipt of all regulatory approvals consistent with the DC Settlement Agreement, delay closing of the Merger for up to 30 days to engage in capital markets transactions to raise additional funds required to consummate the Merger.

On October 6, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, filed with the DCPSC the Motion to Reopen requesting consideration of the DC Settlement Agreement and approval of the Merger on such terms and conditions set forth in the DC Settlement Agreement, without condition or modification, and to stay further proceedings on the application for reconsideration filed by the parties on September 28, 2015 and suspend the time period for reconsideration pending the DCPSC’s consideration of the DC Settlement Agreement.

On October 28, 2015, the DCPSC approved the Motion to Reopen and set a procedural schedule for its review of this matter. Upon completion of the public input and evidentiary hearings, the record was closed as of December 23, 2015. Although District of Columbia law does not impose any time limit on the DCPSC’s review of the Merger, the parties requested a decision by March 4, 2016.

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

DPL

Significant matters that involve the use of estimates include the assessment of contingencies, the calculation of future cash flows and fair value amounts for use in asset and goodwill impairment calculations, fair value calculations for derivative instruments, pension and other postretirement benefits assumptions, the assessment of the adequacy of the allowance for uncollectible accounts, the assessment of the probability of recovery of regulatory assets, accrual of storm restoration costs, accrual of unbilled revenue, recognition of changes in network service transmission rates for prior service year costs, accrual of loss contingency liabilities for general litigation and auto and other liability claims, and income tax provisions and reserves. Additionally, DPL is subject to legal, regulatory, and other proceedings and claims that arise in the ordinary course of its business. DPL records an estimated liability for these proceedings and claims when it is probable that a loss has been incurred and the loss is reasonably estimable.

Revenue Recognition

DPL recognizes revenue upon distribution of electricity and natural gas to its customers, including unbilled revenue for services rendered, but not yet billed. DPL’s unbilled revenue was $37 million and $63 million as of December 31, 2015 and 2014, respectively, and these amounts are included in Accounts receivable. DPL calculates unbilled revenue using an output-based methodology. This methodology is based on the supply of electricity or natural gas intended for distribution to customers. The unbilled revenue process requires management to make assumptions and judgments about input factors such as customer sales mix, temperature, and estimated line losses (estimates of electricity and natural gas expected to be lost in the process of its transmission and distribution to customers). The assumptions and judgments are inherently uncertain and susceptible to change from period to period, and if the actual results differ from the projected results, the impact could be material. Revenue from non-regulated electricity and natural gas sales is included in Electric revenue and Natural gas revenue, respectively.

Taxes related to the consumption of electricity and natural gas by DPL’s customers, such as fuel, energy, or other similar taxes, are components of DPL’s tariffs and, as such, are billed to customers and recorded in Operating revenue. Accruals for the remittance of these taxes by DPL are recorded in Other taxes.

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in DPL’s gross revenues were $18 million, $16 million and $17 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Long-Lived Assets Impairment Evaluation

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

The accompanying financial statements include current and deferred income taxes. Current income taxes represent the amount of tax expected to be reported on DPL’s state income tax returns and the amount of federal income tax allocated from Pepco Holdings.

Deferred income tax assets and liabilities represent the tax effects of temporary differences between the financial statement basis and tax basis of existing assets and liabilities, and they are measured using presently enacted tax rates. The portion of DPL’s deferred tax liability applicable to its utility operations that has not been recovered from utility customers represents income taxes recoverable in the future and is included in Regulatory assets on the accompanying balance sheets. See Note (7), “Regulatory Matters,” for additional information.

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

DPL maintains an allowance for uncollectible accounts and changes in the allowance are recorded as an adjustment to Other operation and maintenance expense in the accompanying statements of income. DPL determines the amount of the allowance based on specific identification of material amounts at risk by customer and maintains a reserve based on its historical collection experience. The adequacy of this allowance is assessed on a quarterly basis by evaluating all known factors such as the aging of the receivables, historical collection experience, the economic and competitive environment and changes in the creditworthiness of its customers. Accounts receivable are written off in the period in which the receivable is deemed uncollectible and collection efforts have been exhausted. Recoveries of Accounts receivable previously written off are recorded when received. Although DPL believes its allowance is adequate, it cannot anticipate with any certainty the changes in the financial condition of its customers. As a result, DPL records adjustments to the allowance for uncollectible accounts in the period in which the new information that requires an adjustment to the reserve becomes known.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired at the acquisition date. DPL tests its goodwill for impairment annually as of November 1 and whenever an event occurs or circumstances change in the interim that would more likely than not (that is, a greater than 50% chance) reduce the estimated fair value of DPL below the carrying amount of its net assets. Factors that may result in an interim impairment test include, but are not limited to: a change in the identified reporting unit, an adverse change in business conditions, an adverse regulatory action, or an impairment of DPL’s long-lived assets. DPL performed its most recent annual impairment test as of November 1, 2015, and its goodwill was not impaired as described in Note (6), “Goodwill.”

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

The annual provision for depreciation on electric and natural gas property, plant and equipment is computed on a straight-line basis using composite rates by classes of depreciable property. Non-operating and other property is generally depreciated on a straight-line basis over the useful lives of the assets. The system-wide composite annual depreciation rate for each of the years ended December 31, 2015, 2014 and 2013 for DPL’s property was approximately 2.6%.

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

DPL recorded AFUDC for borrowed funds of $1 million, $1 million and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

DPL recorded amounts for the equity component of AFUDC of $1 million, $2 million and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Asset Removal Costs

In accordance with FASB guidance on regulated operations (ASC 980), asset removal costs are recorded as regulatory liabilities. At December 31, 2015 and 2014, $153 million and $166 million, respectively, of asset removal costs are included in Regulatory liabilities in the accompanying balance sheets.

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

Dividend Restrictions

All of DPL’s shares of outstanding common stock are held by Conectiv, its parent company. In addition to its future financial performance, the ability of DPL to pay dividends to its parent company is subject to limits imposed by: (i) state corporate laws, which impose limitations on the funds that can be used to pay dividends, and (ii) the prior rights of holders of future preferred stock, if any, and existing and future mortgage bonds and other long-term debt issued by DPL and any other restrictions imposed in connection with the incurrence of liabilities. DPL has no shares of preferred stock outstanding. DPL had approximately $625 million and $641 million of retained earnings available for payment of common stock dividends at December 31, 2015 and 2014, respectively. These amounts represent the total retained earnings balances at those dates.

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

DPL

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

Presentation of Debt Issuance Costs (ASC 835)

In April 2015, the FASB issued new guidance for the presentation of debt issuance costs on the balance sheet. Debt issuance costs are currently required to be presented on the balance sheet as assets. However, under the new requirements, these debt issuance costs will be offset against the debt to which the costs relate. The new requirements are effective for DPL beginning January 1, 2016, and are required to be implemented on a retrospective basis for all periods presented; however, early adoption is permitted. DPL has elected to early adopt the new guidance in the fourth quarter of 2015. The table below illustrates the effects of the retrospective application on reported balances in DPL’s balance sheet as of December 31, 2014.

	December 31, 2014 As Filed	Reclassification ASC 835	December 31, 2014 As Adjusted

	(millions of dollars)

Other (within other assets)	$12	$(8)	$4
Long-term debt	971	(8)	963

Balance Sheet Classification of Deferred Taxes (ASC 740)

In November 2015, the FASB issued new requirements for the balance sheet classification of deferred taxes. Entities are currently required to present a current and noncurrent deferred tax balance on the balance sheet. Under the new requirements, deferred taxes will only be presented as noncurrent. The new requirements are effective for PHI beginning January 1, 2017, and may be implemented on either a prospective or retrospective basis; however, early adoption is permitted. PHI has elected to early adopt the new guidance on a retrospective basis in the fourth quarter of 2015. The table below illustrates the effects of the retrospective application on reported balances in DPL’s balance sheet as of December 31, 2014.

	December 31, 2014 As Filed	Reclassification ASC 740	December 31, 2014 As Adjusted

	(millions of dollars)

Deferred income taxes, net (within current assets)	$16	$(16)	$—
Other (within current liabilities)	42	(1)	41
Deferred income tax liabilities, net	893	(15)	878

DPL

(4)	RECENTLY ISSUED ACCOUNTING STANDARDS, NOT YET ADOPTED

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

DPL

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

For the annual impairment assessment in 2015, DPL qualitatively determined that it was more likely than not that fair value exceeded carrying value. As a result, DPL did not perform the two-step goodwill impairment test on that reporting unit.

As of December 31, 2015 and 2014, DPL’s goodwill balance was $8 million. There are no accumulated impairment losses.

(7)	REGULATORY MATTERS

Regulatory Assets and Regulatory Liabilities

The components of DPL’s regulatory asset and liability balances at December 31, 2015 and 2014 are as follows:

	2015	2014
	(millions of dollars)

Regulatory Assets
Demand-side management costs	$111	$91
Smart Grid costs	85	86
Recoverable income taxes	38	84
COPCO acquisition adjustment	13	18
Deferred debt extinguishment costs	10	12
Incremental storm restoration costs	6	7
MAPP abandonment costs	3	14
Deferred energy supply costs	2	12
Deferred losses on gas derivatives	2	4
Other	38	28

Total Regulatory Assets	$308	$356

Regulatory Liabilities
Asset removal costs	$153	$166
Reserves for FERC ROE transmission challenges	11	1
Deferred energy supply costs	6	—
Deferred income taxes due to customers	3	37
Other	16	21

Total Regulatory Liabilities	$189	$225

A description for each category of regulatory assets and regulatory liabilities follows:

Demand-Side Management Costs: Represents recoverable costs associated with customer direct load control and energy efficiency and conservation programs in all jurisdictions that are being recovered from customers. These programs are designed to reduce customers’ energy consumption. DPL earns a return on these regulatory assets.

DPL

Smart Grid Costs: Represents advanced metering infrastructure costs associated with the installation of smart meters and the early retirement of legacy meters throughout DPL’s service territory that are recoverable from customers. DPL generally is deferring carrying charges on these regulatory assets.

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

Incremental Storm Restoration Costs: Represents total incremental storm restoration costs incurred for repair work due to major storm events in 2015, 2012 and 2011, including the June 2015 storm, Hurricane Sandy, the June 2012 derecho, and Hurricane Irene, that are recoverable from customers in the Maryland jurisdiction. DPL’s costs related to Hurricane Sandy, the June 2012 derecho and Hurricane Irene are being amortized and recovered from customers, each over a five-year period. DPL generally earns a return on these regulatory assets.

MAPP Abandonment Costs: Represents abandonment costs incurred in connection with the Mid-Atlantic Power Pathway (MAPP) transmission line construction project which was terminated by PJM Interconnection, LLC (PJM) on August 24, 2012. These regulatory assets are being amortized and recovered in transmission rates through May 2016. DPL generally does not earn a return on these regulatory assets.

Deferred Energy Supply Costs: The regulatory asset represents primarily deferred costs associated with a net under-recovery of Default Electricity Supply costs incurred by DPL that are being or expected to be recovered from customers. DPL earns a return on these regulatory assets in Delaware. The regulatory liability represents primarily deferred costs associated with a net over-recovery of Default Electricity Supply costs incurred that will be refunded by DPL to customers.

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

Reserves for FERC ROE Transmission Challenges: Represents reserves established under a settlement agreement filed with FERC for the resolution of certain challenges filed by a group of complainants of the base return on equity (ROE) currently authorized by FERC for the transmission service that DPL provides.

DPL

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

Bill Stabilization Adjustment

A decoupling mechanism, the BSA, was approved and implemented for DPL electric service in Maryland. DPL’s decoupling proposal in Delaware has not to date been adopted.

Delaware

Electric Distribution Base Rates

In March 2013, DPL submitted an application with the DPSC to increase its electric distribution base rates. The application sought approval of an annual rate increase of approximately $42 million (adjusted by DPL to approximately $39 million on September 20, 2013), based on a requested ROE of 10.25%. The requested rate increase sought to recover expenses associated with DPL’s ongoing investments in reliability enhancement improvements and efforts to maintain safe and reliable service. In August 2014, the DPSC issued a final order in this proceeding providing for an annual increase in DPL’s electric distribution base rates of approximately $15.1 million, based on an ROE of 9.70%. The new rates became effective on May 1, 2014.

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

In August 2015, DPL made its 2015 GCR filing. The rates proposed in the 2015 GCR filing would result in a GCR decrease of approximately 26%, primarily reflecting lower natural gas prices. On September 22, 2015, the DPSC issued an order allowing DPL to place the new rates into effect on November 1, 2015, subject to refund and pending final DPSC approval.

Under the Merger Agreement, DPL is permitted to continue to file its required annual GCR cases in Delaware.

FERC Transmission ROE Challenges

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Municipal Electric Corporation, Inc., filed a joint complaint at FERC against DPL and its affiliates, Pepco and Atlantic City Electric Company (ACE), as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and certain protocols regarding the formula rate process associated with the transmission service that the utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. In August 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directed that the evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) set a 15-month refund period that commenced on February 27, 2013, should a refund result from this proceeding. After settlement discussions among the parties in this matter reached an impasse, the settlement judge, in November 2014, issued an order terminating the settlement discussions and referring the matter to a presiding administrative law judge.

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

DPL

On December 8, 2014, the parties that filed the February 2013 complaint filed a second complaint against Pepco, DPL, ACE, as well as BGE, regarding the base transmission ROE, seeking a reduction from 10.8% to 8.8%. By order issued on February 9, 2015, FERC established a hearing on the second complaint and established a second 15-month refund period that commenced on December 8, 2014. Consistent with the prior challenge, DPL applied an estimated ROE based on the two-step methodology described above, and in the fourth quarter of 2014 and in the first, second and third quarters of 2015 established reserves for the estimated refund based on the effective date of the second refund period of December 8, 2014. On February 20, 2015, the chief judge issued an order consolidating the two complaint proceedings and established an initial decision issuance deadline of February 29, 2016. On March 2, 2015, the presiding administrative law judge issued an order establishing a procedural schedule for the consolidated proceedings that provided for the hearing to commence on October 20, 2015.

Also during the third quarter of 2015, DPL further evaluated the reserves established for each of the two refund periods and, based on an updated assessment of market conditions, developments in other cases before FERC, litigation risk and other factors, increased its reserves to reflect management’s best estimate of the refund that is expected to result from these consolidated proceedings. A settlement entered into by the parties regarding the protocols (but not the ROE) raised in the February 2013 complaint was submitted to FERC on July 31, 2015 and was approved by FERC in November 2015.

On November 6, 2015, the parties filed a settlement agreement with FERC regarding the ROE. This settlement agreement provides for (i) a base ROE of 10.0%, effective March 8, 2016, to which a 50-basis-point incentive adder will be applied for being a member of a regional transmission organization, and (ii) customer refunds in the amount of approximately $11.9 million for DPL covering the two 15-month refund periods described above. In addition, under this settlement agreement, no party may file to change the base ROE or any incentives prior to June 1, 2018. The parties have requested that FERC approve this settlement agreement by March 16, 2016, in order to incorporate the new ROE and applicable refunds into each utility’s 2016 transmission formula rate update. As of December 31, 2015, DPL’s reserves for both of the refund periods totaled $11 million as required under the settlement agreement.

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

DPL

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

Multiple parties have filed petitions for judicial review of the MPSC order by the Circuit Court of Queen Anne’s County, Maryland, seeking to appeal the MPSC order. In connection with these proceedings, the Maryland Office of People’s Counsel and several other parties to the Merger proceedings filed motions in the Circuit Court for Queen Anne’s County, Maryland, requesting a stay of the MPSC order. On August 7, 2015, the Circuit Court for Queen Anne’s County denied the motions for stay. On January 8, 2016, the Circuit Court affirmed the MPSC’s order in all respects. On January 20 and 22, 2016, respectively, the Maryland Office of People’s Counsel and environmental groups filed notices of appeal of the Circuit Court’s order to the Maryland Court of Special Appeals. Unless a motion to stay is filed and then granted by the court, the MPSC order will remain in effect during the appeals process.

DPL

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

(8)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

	Original Cost	Accumulated Depreciation	Net Book Value
	(millions of dollars)
At December 31, 2015
Distribution	$2,043	$490	$1,553
Transmission	1,208	259	949
Gas	546	163	383
Construction work in progress	107	—	107
Non-operating and other property	305	134	171

Total	$4,209	$1,046	$3,163

At December 31, 2014
Distribution	$1,928	$489	$1,439
Transmission	1,107	248	859
Gas	511	153	358
Construction work in progress	125	—	125
Non-operating and other property	275	131	144

Total	$3,946	$1,021	$2,925

The non-operating and other property amounts include balances for general plant, plant held for future use, intangible plant and non-utility property. Utility plant is generally subject to a first mortgage lien.

(9)	PENSION AND OTHER POSTRETIREMENT BENEFITS

DPL accounts for its participation in PHI’s single-employer plans, the PHI Retirement Plan and its other postretirement benefits plan, the Pepco Holdings, Inc. Welfare Plan for Retirees (the OPEB Plan), as participation in multiemployer plans. For 2015, 2014 and 2013, DPL was responsible for $15 million, $7 million and $18 million, respectively, of the pension and other postretirement net periodic benefit cost incurred by PHI. DPL made a discretionary tax-deductible contribution to the PHI Retirement Plan of zero, zero and $10 million for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, DPL made contributions of zero, zero and $3 million, respectively, to the OPEB Plan for the years ended December 31, 2015, 2014 and 2013. At December 31, 2015 and 2014, DPL’s Prepaid

DPL

pension expense of $205 million and $220 million, respectively, and Other postretirement benefit obligations of $19 million and $21 million, respectively, effectively represent assets and benefit obligations resulting from DPL’s participation in the PHI benefit plans.

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

(10)	DEBT

Long-Term Debt

The components of long-term debt are shown in the table below:

Type of Debt	Interest Rate	Maturity	2015	2014
			(millions of dollars)

First Mortgage Bonds
	5.22%(a)	2016	$100	$100
	3.50%	2023	500	500
	4.00%	2042	250	250
	4.15%	2045	200	—

			1,050	850

Unsecured Tax-Exempt Bonds
	5.40%	2031	78	78

			78	78

Medium-Term Notes (unsecured)
	7.56%-7.58%	2017	14	14
	6.81%	2018	4	4
	7.61%	2019	12	12
	7.72%	2027	10	10

			40	40

Notes (unsecured)
	5.00%	2015	—	100

			—	100

Total long-term debt			1,168	1,068
Net unamortized premium			2	3
Unamortized debt issuance costs			(9)	(8)
Current portion of long-term debt			(100)	(100)

Total net long-term debt			$1,061	$963

(a)	Represents a series of Collateral First Mortgage Bonds securing a series of debt securities issued by DPL.

The outstanding first mortgage bonds issued by DPL are issued under a Mortgage and Deed of Trust and are secured by a first lien on substantially all of DPL’s property, plant and equipment, except for certain property excluded from the lien of the mortgage.

DPL

Maturities of DPL’s long-term debt outstanding at December 31, 2015 are $100 million in 2016, $14 million in 2017, $4 million in 2018, $12 million in 2019, zero in 2020 and $1,038 million thereafter.

DPL’s long-term debt is subject to certain covenants. As of December 31, 2015, DPL is in compliance with all such covenants.

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

Bond Issuance

During 2015, DPL issued $200 million of 4.15% first mortgage bonds due May 15, 2045. Net proceeds from the issuance of the bonds were used by DPL to repay outstanding commercial paper and for general corporate purposes.

Note Retirements

During 2015, DPL retired, at maturity, $100 million of its 5.00% unsecured notes due June 1, 2015.

Short-Term Debt

DPL has traditionally used a number of sources to fulfill short-term funding needs, such as commercial paper, short-term notes, and bank lines of credit. Proceeds from short-term borrowings are used primarily to meet working capital needs, but may also be used to temporarily fund long-term capital requirements. The components of DPL’s short-term debt at December 31, 2015 and 2014 are as follows:

	2015	2014
	(millions of dollars)
Commercial paper	$105	$106
Variable rate demand bonds	105	105

Total	$210	$211

Commercial Paper

DPL maintains an ongoing commercial paper program to address its short-term liquidity needs. As of December 31, 2015, the maximum capacity available under the program was $500 million, subject to available borrowing capacity under the credit facility.

DPL had $105 million and $106 million of commercial paper outstanding at December 31, 2015 and 2014, respectively. The weighted average interest rates for commercial paper issued by DPL during 2015 and 2014 were 0.47% and 0.26%, respectively. The weighted average maturity of all commercial paper issued by DPL during 2015 and 2014 was four days and five days, respectively.

Variable Rate Demand Bonds

Variable Rate Demand Bonds (VRDBs) are subject to repayment on the demand of the holders and, for this reason, are accounted for as short-term debt in accordance with accounting principles generally accepted in the United States of America. However, bonds submitted for purchase are remarketed by a remarketing agent on a best efforts basis. DPL expects that any bonds submitted for purchase will

DPL

continue to be remarketed successfully due to the creditworthiness of the company and because the remarketing agent resets the interest rate to the then-current market rate. The bonds may be converted to a fixed rate, fixed term option to establish a maturity which corresponds to the date of final maturity of the bonds. On this basis, DPL views VRDBs as a source of long-term financing. The VRDBs outstanding in 2015 mature as follows: 2017 ($26 million), 2024 ($33 million), 2028 ($16 million), and 2029 ($30 million). The weighted average interest rate for VRDBs was 0.13% during 2015 and 0.19% during 2014. As of December 31, 2015, $105 million in VRDBs issued on behalf of DPL were outstanding (of which $72 million were secured by Collateral First Mortgage Bonds issued by DPL).

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

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility at December 31, 2015.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

DPL

As of December 31, 2015 and 2014, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $576 million and $413 million, respectively. DPL’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by Pepco and ACE and the portion of the total capacity being used by PHI.

Credit Facility Amendment

During 2014, PHI, Pepco, DPL and ACE entered into an amendment of and consent with respect to the credit agreement (the Consent). PHI was required to obtain the consent of certain of the lenders under the credit facility in order to permit the consummation of the Merger. Pursuant to the Consent, certain of the lenders consented to the consummation of the Merger and the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. In addition, the Consent amends the definition of “Change in Control” in the credit agreement to mean, following consummation of the Merger, an event or series of events by which Exelon no longer owns, directly or indirectly, 100% of the outstanding shares of voting stock of Pepco Holdings. PHI requested and obtained an extension of the Consent to allow for completion of the Merger by June 30, 2016.

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

The provision for income taxes, reconciliation of income tax expense, and components of deferred income tax liabilities (assets) are shown below.

Provision for Income Taxes

	For the Year Ended December 31,
	2015	2014	2013
	(millions of dollars)

Current Tax (Benefit) Expense
Federal	$(26)	$(45)	$(8)
State and local	2	—	—

Total Current Tax Benefit	(24)	(45)	(8)

Deferred Tax Expense (Benefit)
Federal	73	99	53
State and local	1	12	12
Investment tax credit amortization	(1)	(1)	(1)

Total Deferred Tax Expense	73	110	64

Total Income Tax Expense	$49	$65	$56

DPL

Reconciliation of Income Tax Expense

	For the Year Ended December 31,
	2015		2014		2013
	(millions of dollars)

Income tax at Federal statutory rate	$44	35.0%	$59	35.0%	$51	35.0%
Increases (decreases) resulting from:
State income taxes, net of federal effect	7	5.6%	9	5.3%	8	5.5%
Change in estimates and interest related to uncertain and effectively settled tax positions	3	2.4%	—	—	(1)	(0.7)%
Other, net	(5)	(3.8)%	(3)	(1.8)%	(2)	(1.2)%

Income Tax Expense	$49	39.2%	$65	38.5%	$56	38.6%

Global Tax Settlement

On November 18, 2015, PHI entered into a settlement with the Internal Revenue Service (IRS) and the Department of Justice (DOJ) (the Global Tax Settlement) to provide for the resolution of the tax treatment of its previously held cross-border energy lease investments involving public utility assets located outside of the United States structured as sale-in, lease-out, or SILO, transactions. The Global Tax Settlement followed the acceptance by PHI on October 29, 2015 of IRS revenue agent reports covering adjustments incorporated in the terms of the Global Tax Settlement, as well as adjustments for all other tax matters in dispute with the IRS. The Global Tax Settlement and the revenue agent reports, together, effectively close all years open to examination of federal income tax liabilities for PHI and DPL through 2011, and all matters associated with the cross-border energy lease investments through 2013.

As a result of the Global Tax Settlement, DPL recorded in the fourth quarter of 2015 tax expense of $3 million which is included above in Change in estimates and interest related to uncertain and effectively settled tax positions. The tax charge recorded of $3 million primarily represents uncertain tax positions that were settled in favor of the IRS in the Global Tax Settlement. Included in the tax expense of $3 million was an after-tax interest benefit of less than $1 million associated with DPL’s uncertain tax positions. The interest benefit represented DPL’s allocated share of an overall net interest benefit for PHI’s consolidated group of $21 million resulting from the Global Tax Settlement assuming DPL was a separate taxpayer.

Other Tax Matter

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

DPL

Components of Deferred Income Tax Liabilities (Assets)

	As of December 31,
	2015	2014
	(millions of dollars)
Deferred Tax Liabilities (Assets)
Depreciation and other basis differences related to plant and equipment	$899	$797
Deferred taxes on amounts to be collected through future rates	15	19
Federal and state net operating losses	(122)	(115)
Pension and other postretirement benefits	75	80
Electric restructuring liabilities	(4)	(4)
Other	78	101

Total Deferred Tax Liabilities, net	$941	$878

The net deferred tax liability represents the tax effect, at presently enacted tax rates, of temporary differences between the financial statement basis and tax basis of assets and liabilities. The portion of the net deferred tax liability applicable to DPL’s operations, which has not been reflected in current service rates, represents income taxes recoverable through future rates, net, and is recorded as a regulatory asset on the balance sheet. No valuation allowance for deferred tax assets was required or recorded at December 31, 2015 and 2014. Federal and state net operating losses generally expire over 20 years from 2029 to 2034.

The Tax Reform Act of 1986 repealed the investment tax credit for property placed in service after December 31, 1985, except for certain transition property. Investment tax credits previously earned on DPL’s property continue to be amortized to income over the useful lives of the related property.

Reconciliation of Beginning and Ending Balances of Unrecognized Tax Benefits

	2015		2014	2013
	(millions of dollars)
Balance as of January 1	$22		$9	$9
Tax positions related to current year:
Additions	—		1	—
Reductions	—		—	—
Tax positions related to prior years:
Additions	3		13	—
Reductions	(13	)(a)	(1)	—
Settlements	(9	)(a)	—	—

Balance as of December 31	$3		$22	$9

(a)	Reductions and settlements in 2015 resulted from the Global Tax Settlement. Settlements represent unrecognized tax benefits that were satisfied with cash or use of net operating losses and tax credits.

Unrecognized Benefits That, If Recognized, Would Affect the Effective Tax Rate

Unrecognized tax benefits are related to tax positions that have been taken or are expected to be taken in tax returns that are not recognized in the financial statements because management has either measured the tax benefit at an amount less than the benefit claimed, or expected to be claimed, or has concluded that it is not more likely than not that the tax position will be ultimately sustained. For the majority of these tax positions, the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. At December 31, 2015, DPL had $3 million of unrecognized tax benefits that, if recognized, would lower the effective tax rate.

DPL

Interest and Penalties

DPL recognizes interest and penalties relating to its uncertain tax positions as an element of income tax expense. For each of the years ended December 31, 2015, 2014 and 2013, DPL recognized less than $1 million of pre-tax interest income as a component of income tax expense. As of December 31, 2015, 2014 and 2013, DPL had accrued interest receivable of zero, $2 million and $2 million, respectively, related to effectively settled and uncertain tax positions.

Possible Changes to Unrecognized Tax Benefits

It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of DPL’s uncertain tax positions will significantly increase or decrease within the next 12 months. At this time, it is estimated that there will be no decrease in unrecognized tax benefits within the next 12 months.

Tax Years Open to Examination

DPL, as an indirect subsidiary of PHI, is included on PHI’s consolidated Federal tax return. As a result of the Global Tax Settlement described above, DPL’s federal income tax liabilities for all years through 2011 have been determined, subject to adjustment to the extent of any net operating loss or other loss or credit carrybacks from subsequent years. The open tax years for the significant states where DPL files state income tax returns (Maryland and Delaware) are the same as for the Federal returns.

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

Other Taxes

Taxes other than income taxes for each year are shown below. These amounts are recoverable through rates.

	2015	2014	2013
	(millions of dollars)
Gross Receipts/Delivery	$17	$16	$15
Property	28	24	24
Environmental, Use and Other	2	2	1

Total	$47	$42	$40

DPL

(12)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The tables below identify the balance sheet location and fair values of derivative instruments as of December 31, 2015 and 2014:

	As of December 31, 2015
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

All derivative liabilities available to be offset under master netting arrangements were netted as of December 31, 2015 and 2014. The amount of cash collateral that was offset against these derivative positions is as follows:

	December 31, 2015	December 31, 2014
	(millions of dollars)

Cash collateral pledged to counterparties with the right reclaim (a)	$2	$4

(a)	Includes cash deposits on commodity brokerage accounts.

As of December 31, 2015 and 2014, all DPL cash collateral pledged related to derivative instruments accounted for at fair value was entitled to be offset under master netting agreements.

DPL

Other Derivative Activity

DPL has certain derivatives that are not in hedge accounting relationships and are not designated as normal purchases or normal sales. These derivatives are recorded at fair value on the balance sheets with the gain or loss for changes in the fair value recorded in income. In addition, in accordance with FASB guidance on regulated operations, regulatory liabilities or regulatory assets of the same amount are recorded on the balance sheets and the recognition of the derivative gain or loss is deferred because of the DPSC-approved fuel adjustment clause. The following table shows the net unrealized and net realized derivative gains and losses arising during the period associated with these derivatives that were recognized in the statements of income (through Purchased energy and Gas purchased expense) and that were also deferred as regulatory liabilities and regulatory assets, respectively, for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015	2014	2013
	(millions of dollars)

Net unrealized (loss) gain arising during the period	$(3)	$(3)	$1

Net realized (loss) gain recognized during the period	(5)	2	(4)

As of December 31, 2015 and 2014, the quantities and positions of DPL’s net outstanding natural gas commodity forward contracts that did not qualify for hedge accounting were:

	December 31, 2015		December 31, 2014
Commodity	Quantity	Net Position	Quantity	Net Position
Natural Gas (One Million British Thermal Units)	4,190,000	Long	3,892,500	Long

DPL

(13)	FAIR VALUE DISCLOSURES

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

The following tables set forth, by level within the fair value hierarchy, DPL’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. DPL’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)

LIABILITIES
Derivative instruments (b)
Natural gas (c)	$2	$2	$—	$—
Executive deferred compensation plan liabilities
Life insurance contracts	1	—	1	—

Total	$3	$2	$1	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2015.
(b)	The fair value of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas futures purchased by DPL as part of a natural gas hedging program approved by the DPSC.

DPL

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)

ASSETS

Restricted cash equivalents
Treasury funds	$5	$5	$—	$—

Executive deferred compensation plan assets
Money market funds	1	1	—	—
Life insurance contracts	1	—	—	1

Total	$7	$6	$—	$1

LIABILITIES

Derivative instruments (b)
Natural gas (c)	$4	$4	$—	$—
Executive deferred compensation plan liabilities
Life insurance contracts	1	—	1	—

Total	$5	$4	$1	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2014.
(b)	The fair value of derivative liabilities reflect netting by counterparty before the impact of collateral.
(c)	Represents natural gas futures purchased by DPL as part of a natural gas hedging program approved by the DPSC.

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

DPL

Reconciliations of the beginning and ending balances of DPL’s fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014 are shown below:

	Year Ended December 31, 2015	Year Ended December 31, 2014
	Life Insurance Contracts	Life Insurance Contracts
(millions of dollars)
Balance as of January 1	$1	$1
Total gains (losses) (realized and unrealized):
Included in income	—	—
Included in accumulated other comprehensive loss	—	—
Included in regulatory liabilities	—	—
Purchases	—	—
Issuances	—	—
Settlements	(1)	—
Transfers in (out) of Level 3	—	—

Balance as of December 31	$—	$1

Other Financial Instruments

The estimated fair values of DPL’s Long-term debt instruments that are measured at amortized cost in DPL’s financial statements and the associated levels of the estimates within the fair value hierarchy as of December 31, 2015 and 2014 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. DPL’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

The fair value of Long-term debt categorized as level 2 is based on a blend of quoted prices for the debt and quoted prices for similar debt on the measurement date. The blend places more weight on current pricing information when determining the final fair value measurement. The fair value information is provided by brokers, and DPL reviews the methodologies and results.

The fair value of Long-term debt categorized as level 3 is based on a discounted cash flow methodology using observable inputs, such as the U.S. Treasury yield, and unobservable inputs, such as credit spreads, because quoted prices for the debt or similar debt in active markets were insufficient.

	Fair Value Measurements at December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)

LIABILITIES

Debt instruments
Long-term debt (a)	$1,183	$—	$1,080	$103

(a)	The carrying amount for Long-term debt, including unamortized premium, was $1,170 million as of December 31, 2015.

DPL

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)

LIABILITIES
Debt instruments
Long-term debt (a)	$1,123	$—	$1,016	$107

(a)	The carrying amount for Long-term debt, including unamortized premium, was $1,071 million as of December 31, 2014.

The carrying amounts of all other financial instruments in the accompanying financial statements approximate fair value.

(14)	COMMITMENTS AND CONTINGENCIES

General Litigation

From time to time, DPL is named as a defendant in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. DPL is self-insured against such claims up to a certain self-insured retention amount and maintains insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, DPL’s contracts with its vendors generally require the vendors to name DPL as an additional insured for the amount at least equal to DPL’s self-insured retention. Further, DPL’s contracts with its vendors require the vendors to indemnify DPL for various acts and activities that may give rise to claims against DPL. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on DPL’s financial condition, results of operations or cash flows. At December 31, 2015, DPL had recorded estimated loss contingency liabilities for general litigation totaling approximately $3 million.

Environmental Matters

DPL is subject to regulation by various federal, regional, state, and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from DPL’s customers, environmental clean-up costs incurred by DPL generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of DPL described below at December 31, 2015 are summarized as follows:

	Transmission and Distribution	Legacy Generation - Regulated	Total
	(millions of dollars)
Balance as of January 1	$1	$2	$3
Accruals	3	—	3
Payments	(2)	(1)	(3)

Balance as of December 31	2	1	3
Less amounts in Other Current Liabilities	1	1	2

Amounts in Other Deferred Credits	$1	$—	$1

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

Virginia Department of Environmental Quality Notice of Violation

On February 3, 2015, the Virginia Department of Environmental Quality (VDEQ) issued a notice of violation (NOV) to DPL in connection with alleged violations of state water control laws and regulations associated with recent construction activities undertaken to replace certain transmission facilities. The NOV informed DPL of information on which VDEQ may rely to institute an administrative or judicial enforcement action, requested a meeting, and stated that DPL may be asked to enter into a consent order to formalize a plan and schedule of corrective action and settle any outstanding issues regarding the matter including the assessment of civil charges. At a February 20, 2015 meeting, VDEQ confirmed that the NOV would be resolved through a consent order, which will require the payment of a penalty, but did not specify the potential penalty amount. DPL will pursue recovery of the restoration costs for this matter from the contractor responsible for the vegetation management activities that gave rise to the alleged violations. DPL has substantially completed all remediation activities related to this matter and does not believe that the potential penalty to resolve this matter will have a material adverse effect on its financial condition, results of operations or cash flows.

Contractual Obligations

Power Purchase Contracts

As of December 31, 2015, DPL’s contractual obligations under non-derivative power purchase contracts were $64 million in 2016, $127 million in 2017 to 2018, $128 million in 2019 to 2020 and $296 million thereafter.

Lease Commitments

DPL leases an 11.9% interest in the Merrill Creek Reservoir. The lease is an operating lease and payments over the remaining lease term, which ends in 2032, are $75 million in the aggregate. DPL also has long-term leases for certain other facilities and equipment. Total future minimum operating lease payments for DPL, including the Merrill Creek Reservoir lease, as of December 31, 2015, are $13 million in 2016, $12 million in 2017, $16 million in 2018, $6 million in 2019, $9 million in 2020 and $118 million thereafter.

Rental expense for operating leases, including the Merrill Creek Reservoir lease, was $14 million, $14 million and $13 million for the years ended December 31, 2015, 2014 and 2013, respectively.

DPL

(15)	RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including DPL. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to DPL for the years ended December 31, 2015, 2014 and 2013 were $179 million, $163 million and $154 million, respectively.

Pepco Energy Services, Inc. and its subsidiaries (Pepco Energy Services) performs high voltage underground transmission cabling, including services that are treated as capital costs, for DPL. Amounts charged to DPL by Pepco Energy Services for the years ended December 31, 2015, 2014 and 2013 were approximately $3 million, zero and zero, respectively.

In addition to the PHI Service Company charges described above, DPL’s financial statements include the following related party transactions in its statements of income:

	For the Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Intercompany lease transactions (a)	$4	$5	$4

(a)	Included in Electric revenue.

As of December 31, 2015 and 2014, DPL had the following balances on its balance sheets due to related parties:

	2015	2014
	(millions of dollars)

Payable to Related Party (current) (a)
PHI Service Company	$(19)	$(18)
Other	(1)	1

Total	$(20)	$(17)

(a)	Included in Accounts payable due to associated companies.

DPL

(16)	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The quarterly data presented below reflect all adjustments necessary, in the opinion of management, for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations and differences between summer and winter rates. Therefore, comparisons by quarter within a year are not meaningful.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
	(millions of dollars)
Total Operating Revenue	$423	$275	$317	$303		$1,318
Total Operating Expenses	361	251	285	256		1,153
Operating Income	62	24	32	47		165
Other Expenses	(9)	(11)	(8)	(12)		(40)
Income Before Income Tax Expense	53	13	24	35		125
Income Tax Expense	21	5	9	14	(a)	49
Net Income	$32	$8	$15	$21		$76

(a)	Includes income tax charge of $3 million associated with the Global Tax Settlement.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(millions of dollars)
Total Operating Revenue	$397	$279	$309	$308	$1,293
Total Operating Expenses	326	239	264	257	1,086
Operating Income	71	40	45	51	207
Other Expenses	(9)	(8)	(9)	(12)	(38)
Income Before Income Tax Expense	62	32	36	39	169
Income Tax Expense	25	13	13	14	65
Net Income	$37	$19	$23	$25	$104

(17)	VARIABLE INTEREST ENTITIES

DPL is required to consolidate a VIE in accordance with FASB ASC 810 if DPL is the primary beneficiary of the VIE. The primary beneficiary of a VIE is typically the entity with both the power to direct activities most significantly impacting economic performance of the VIE and the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. DPL performed a qualitative analysis to determine whether a variable interest provided a controlling financial interest in any of the VIEs in which DPL has an interest at December 31, 2015, as described below.

DPL is subject to Renewable Energy Portfolio Standards (RPS) in the state of Delaware that require it to obtain renewable energy credits (RECs) for energy delivered to its customers. DPL’s costs associated with obtaining RECs to fulfill its RPS obligations are recoverable from its customers by law. As of December 31, 2015, DPL is a party to three land-based wind PPAs in the aggregate amount of 128 MWs, one solar power PPA with a 10 MW facility, and a PPA with the Delaware Sustainable Energy Utility (DSEU) to purchase solar renewable energy credits (SRECs). Each of the facilities associated with these PPAs is operational, except for the facilities associated with the PPA with the DSEU, which are expected to be operational within one year. DPL is obligated to purchase energy and RECs in amounts generated and delivered by the wind facilities and SRECs from the solar facility and the DSEU, up to certain amounts (as set forth below) at rates that are primarily fixed under the respective agreements. DPL has concluded that while VIEs exist under these contracts, consolidation is not required under FASB ASC 810 as DPL is not the primary beneficiary. DPL has not provided financial or other support under these arrangements that it was not previously contractually required to provide during the periods presented, and DPL does not have any intention to provide such additional support.

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

Wind PPAs

DPL is obligated to purchase energy and RECs from one of the wind facilities through 2024 in amounts not to exceed 50 MWs, from the second wind facility through 2031 in amounts not to exceed 40 MWs, and from the third wind facility through 2031 in amounts not to exceed 38 MWs. DPL’s aggregate purchases under the three wind PPAs totaled $29 million, $31 million and $30 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Solar PPAs

The term of the PPA with the solar facility is through 2030 and DPL is obligated to purchase SRECs in an amount up to 70 percent of the energy output at a fixed price. The DSEU may enter into 20-year contracts with solar facilities to purchase SRECs for resale to DPL. Under the PPA with DSEU, at December 31, 2015 and 2014, DPL was obligated to purchase SRECs in amounts not to exceed 28 MWs and 19 MWs, respectively, at annually determined auction rates. DPL’s purchases under these solar agreements totaled $6 million, $6 million and $3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Fuel Cell Facilities

On October 18, 2011, the DPSC approved a tariff submitted by DPL in accordance with the requirements of the RPS specific to fuel cell facilities totaling 30 MWs to be constructed by a qualified fuel cell provider. The tariff and the RPS establish that DPL acts solely as an agent to collect payments in advance from its distribution customers and remit them to the qualified fuel cell provider for each megawatt hour (MWh) of energy produced by the fuel cell facilities through 2033. The RPS provides for a reduction in DPL’s REC requirements based upon the actual energy output of the facilities. DPL has concluded that while a VIE exists as a result of this relationship, consolidation is not required under FASB ASC 810 as DPL is not the primary beneficiary. For the years ended December 31, 2015 and 2014, 227,113 and 222,948 MWhs, respectively, were produced from fuel cell facilities placed in service under the tariff. DPL billed $37 million, $36 million and $23 million to distribution customers for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Management of ACE assessed ACE’s internal control over financial reporting as of December 31, 2015 based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the management of ACE concluded that ACE’s internal control over financial reporting was effective as of December 31, 2015.

ACE

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of

Atlantic City Electric Company

In our opinion, the consolidated financial statements of Atlantic City Electric Company (a wholly owned subsidiary of Pepco Holdings, Inc.) listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Atlantic City Electric Company and its subsidiary at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Atlantic City Electric Company listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Washington, D.C.

February 18, 2016

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

For the Year Ended December 31,	2015	2014	2013
	(millions of dollars)

Operating Revenue	$1,298	$1,213	$1,202

Operating Expenses
Purchased energy	685	653	660
Other operation and maintenance	272	246	230
Depreciation and amortization	176	157	136
Other taxes	5	2	14
Deferred electric service costs	30	20	26

Total Operating Expenses	1,168	1,078	1,066

Operating Income	130	135	136

Other Income (Expenses)
Interest expense	(64)	(63)	(68)
Other income	3	1	1

Total Other Expenses	(61)	(62)	(67)

Income Before Income Tax Expense	69	73	69

Income Tax Expense	31	28	19

Net Income	$38	$45	$50

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(millions of dollars)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3	$2
Restricted cash equivalents	12	10
Accounts receivable, less allowance for uncollectible accounts of $17 million and $9 million, respectively	211	167
Inventories	23	23
Income taxes and related accrued interest receivable	199	151
Prepaid expenses and other	1	3

Total Current Assets	449	356

OTHER ASSETS
Regulatory assets	322	427
Prepaid pension expense	83	96
Income taxes and related accrued interest receivable	—	34
Restricted cash equivalents	18	14
Other	4	5

Total Other Assets	427	576

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	3,305	3,073
Accumulated depreciation	(764)	(760)

Net Property, Plant and Equipment	2,541	2,313

TOTAL ASSETS	$3,417	$3,245

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(millions of dollars, except shares)
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term debt	$5	$127
Current portion of long-term debt	48	59
Accounts payable	25	20
Accrued liabilities	106	103
Accounts payable due to associated companies	16	15
Taxes accrued	22	1
Interest accrued	13	13
Customer deposits	30	21
Other	21	22

Total Current Liabilities	286	381

DEFERRED CREDITS
Regulatory liabilities	27	14
Deferred income tax liabilities, net	888	855
Investment tax credits	4	5
Other postretirement benefit obligations	33	36
Other	18	16

Total Deferred Credits	970	926

OTHER LONG-TERM LIABILITIES
Long-term debt	1,030	882
Transition bonds issued by ACE Funding	124	170

Total Other Long-Term Liabilities	1,154	1,052

COMMITMENTS AND CONTINGENCIES (NOTE 13)

EQUITY
Common stock, $3.00 par value, 25,000,000 shares authorized, 8,546,017 shares outstanding	26	26
Premium on stock and other capital contributions	746	651
Retained earnings	235	209

Total Equity	1,007	886

TOTAL LIABILITIES AND EQUITY	$3,417	$3,245

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,	2015	2014	2013
	(millions of dollars)

OPERATING ACTIVITIES
Net income	$38	$45	$50
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	176	157	136
Deferred income taxes	30	37	53
Investment tax credit amortization	—	—	(1)
Changes in:
Accounts receivable	(44)	18	7
Inventories	—	5	2
Regulatory assets and liabilities, net	21	13	19
Accounts payable and accrued liabilities	12	(13)	(1)
Pension contributions	—	—	(30)
Income tax-related prepayments, receivables and payables	10	(16)	(6)
Other assets and liabilities	13	13	12

Net Cash From Operating Activities	256	259	241

INVESTING ACTIVITIES
Investment in property, plant and equipment	(300)	(225)	(261)
Department of Energy capital reimbursement awards received	—	1	2
Net other investing activities	(6)	—	3

Net Cash Used By Investing Activities	(306)	(224)	(256)

FINANCING ACTIVITIES
Dividends paid to Parent	(12)	(26)	(60)
Capital contributions from Parent	95	—	75
Issuances of long-term debt	150	150	100
Reacquisitions of long-term debt	(58)	(48)	(108)
(Repayments) issuances of short-term debt, net	(122)	(11)	6
Repayment of term loan	—	(100)	—
Net other financing activities	(2)	(1)	(1)

Net Cash From (Used By) Financing Activities	51	(36)	12

Net Increase (Decrease) In Cash and Cash Equivalents	1	(1)	(3)
Cash and Cash Equivalents at Beginning of Year	2	3	6

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3	$2	$3

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $1 million, $1 million, and less than $1 million, respectively)	$63	$61	$67
Cash (received) paid for income taxes (includes payments to (from) PHI for Federal income taxes)	—	(3)	(21)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACE

ATLANTIC CITY ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

			Premium on Stock	Retained Earnings	Total
(millions of dollars, except shares)	Common Stock
	Shares	Par Value

Balance as of December 31, 2012	8,546,017	$26	$576	$200	$802

Net Income	—	—	—	50	50
Dividends on common stock	—	—	—	(60)	(60)
Capital contribution from Parent	—	—	75	—	75

Balance as of December 31, 2013	8,546,017	26	651	190	867

Net Income	—	—	—	45	45
Dividends on common stock	—	—	—	(26)	(26)

Balance as of December 31, 2014	8,546,017	26	651	209	886

Net Income	—	—	—	38	38
Dividends on common stock	—	—	—	(12)	(12)
Capital contribution from Parent	—	—	95	—	95

Balance as of December 31, 2015	8,546,017	$26	$746	$235	$1,007

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

In connection with entering into the Merger Agreement, PHI entered into a Subscription Agreement, dated April 29, 2014 (the Subscription Agreement), with Exelon, pursuant to which on April 30, 2014, PHI issued to Exelon 9,000 originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share (the Preferred Stock), for a purchase price of $90 million. Exelon also committed pursuant to the Subscription Agreement to purchase 1,800 originally issued shares of Preferred Stock for a purchase price of $18 million at the end of each 90-day period following the date of the Subscription Agreement until the Merger closes or is terminated, up to a maximum of 18,000 shares of Preferred Stock for a maximum aggregate consideration of $180 million. In accordance with the Subscription Agreement, on each of July 29, 2014, October 27, 2014, January 26, 2015, April 27, 2015 and July 24, 2015, an additional 1,800 shares of Preferred Stock were issued by PHI to Exelon for an aggregate purchase price of $90 million. The holders of the Preferred Stock will be entitled to receive a cumulative, non-participating cash dividend of 0.1% per annum, payable quarterly, when, as and if declared by PHI’s board of directors. The proceeds from the issuance of the Preferred Stock are not subject to restrictions and are intended to serve as a prepayment of any applicable reverse termination fee payable from Exelon to PHI. The Preferred Stock will be redeemable on the terms and in the circumstances set forth in the Merger Agreement and the Subscription Agreement.

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

ACE

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

On September 23, 2014, the stockholders of PHI approved the Merger, on October 7, 2014, the VSCC approved the Merger, and on November 20, 2014, FERC approved the Merger. In addition, the transfer of control of certain communications licenses held by certain of PHI’s subsidiaries has been approved by the FCC. The NJBPU approved the Merger on February 11, 2015 and, on October 15, 2015, voted to extend the effectiveness of its approval until June 30, 2016. The DPSC approved the Merger on May 19, 2015.

The waiting period under the HSR Act expired on December 2, 2015, which allows for the closing of the Merger at any time on or before December 1, 2016.

On May 15, 2015, the MPSC approved the Merger, with conditions, including conditions that modify and supplement those originally proposed. On May 18, 2015, PHI and Exelon announced that they had committed to fulfill the modified, more stringent conditions and package of customer benefits imposed by the MPSC. In connection with these proceedings, the Maryland Office of People’s Counsel and several other parties to the Merger proceedings filed motions in the Circuit Court for Queen Anne’s County, Maryland, requesting a stay of the MPSC order. On August 7, 2015, the Circuit Court for Queen Anne’s County denied the motions for stay. On January 8, 2016, the Circuit Court affirmed the MPSC’s order in all respects. On January 20 and 22, 2016, respectively, the Maryland Office of People’s Counsel and environmental groups filed notices of appeal of the Circuit Court’s order to the Maryland Court of Special Appeals. Unless a motion to stay is filed and then granted by the court, the MPSC order will remain in effect during the appeals process.

On August 27, 2015, the DCPSC issued a written order denying the application seeking approval of the Merger. On September 28, 2015, Exelon, PHI and Potomac Electric Power Company (Pepco), and certain of their respective affiliates, filed an application for reconsideration with the DCPSC requesting reconsideration of the DCPSC order related to the Merger.

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

ACE

Also on October 6, 2015, PHI, Exelon and Merger Sub entered into a Letter Agreement (the Letter Agreement), setting forth the terms and conditions under which the parties will file with the DCPSC (a) a Motion of Joint Applicants to Reopen the Record in Formal Case No. 1119 to Allow for Consideration of the DC Settlement Agreement (the Motion to Reopen), or (b) if the Motion to Reopen is not granted, a new merger application, requesting approval of the Merger on the terms and commitments agreed to in the DC Settlement Agreement. Pursuant to the Letter Agreement, PHI and Exelon each agrees, among other things, that neither party will exercise the termination rights each may have under the Merger Agreement on or after October 29, 2015, unless: (i) the DCPSC does not, by November 20, 2015, set a procedural schedule which allows for a final order for approval of the Merger by March 4, 2016, (ii) the DCPSC sets a schedule for action which does not allow for a final order for approval of the Merger by March 4, 2016, (iii) the DCPSC fails to issue a final order approving the Merger and the DC Settlement Agreement as filed without condition or modification by March 4, 2016, (iv) the DCPSC issues a final order denying approval of the Merger or the DC Settlement Agreement or adds conditions or makes modifications to the DC Settlement Agreement, (v) the DC Settlement Agreement is terminated for any reason, or (vi) after March 4, 2016 a condition to closing of the Merger has not been satisfied or waived (other than those conditions that by their nature are to be satisfied at the closing). The Letter Agreement also provides that, subject to certain conditions, Exelon may, following receipt of all regulatory approvals consistent with the DC Settlement Agreement, delay closing of the Merger for up to 30 days to engage in capital markets transactions to raise additional funds required to consummate the Merger.

On October 6, 2015, Exelon, PHI and Pepco, and certain of their respective affiliates, filed with the DCPSC the Motion to Reopen requesting consideration of the DC Settlement Agreement and approval of the Merger on such terms and conditions set forth in the DC Settlement Agreement, without condition or modification, and to stay further proceedings on the application for reconsideration filed by the parties on September 28, 2015 and suspend the time period for reconsideration pending the DCPSC’s consideration of the DC Settlement Agreement.

On October 28, 2015, the DCPSC approved the Motion to Reopen and set a procedural schedule for its review of this matter. Upon completion of the public input and evidentiary hearings, the record was closed as of December 23, 2015. Although District of Columbia law does not impose any time limit on the DCPSC’s review of the Merger, the parties requested a decision by March 4, 2016.

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

Significant matters that involve the use of estimates include the assessment of contingencies, the calculation of future cash flows and fair value amounts for use in asset impairment calculations, fair value calculations for derivative instruments, pension and other postretirement benefits assumptions, the assessment of the adequacy of the allowance for uncollectible accounts, the assessment of the probability

ACE

of recovery of regulatory assets, accrual of storm restoration costs, accrual of unbilled revenue, recognition of changes in network service transmission rates for prior service year costs, accrual of loss contingency liabilities for general litigation and auto and other liability claims, and income tax provisions and reserves. Additionally, ACE is subject to legal, regulatory, and other proceedings and claims that arise in the ordinary course of its business. ACE records an estimated liability for these proceedings and claims when it is probable that a loss has been incurred and the loss is reasonably estimable.

Revenue Recognition

ACE recognizes revenue upon distribution of electricity to its customers, including unbilled revenue for electricity delivered but not yet billed. ACE’s unbilled revenue was $26 million and $32 million as of December 31, 2015 and 2014, respectively, and these amounts are included in Accounts receivable. ACE calculates unbilled revenue using an output-based methodology. This methodology is based on the supply of electricity intended for distribution to customers. The unbilled revenue process requires management to make assumptions and judgments about input factors such as customer sales mix, temperature, and estimated line losses (estimates of electricity expected to be lost in the process of its transmission and distribution to customers). The assumptions and judgments are inherently uncertain and susceptible to change from period to period, and if the actual results differ from the projected results, the impact could be material.

Taxes related to the consumption of electricity by ACE’s customers are a component of ACE’s tariffs and, as such, are billed to customers and recorded in Operating revenue. Accruals for the remittance of these taxes by ACE are recorded in Other taxes.

Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions

Taxes included in ACE’s gross revenues were zero, $1 million and $11 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

ACE

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

The annual provision for depreciation on electric property, plant and equipment is computed on a straight-line basis using composite rates by classes of depreciable property. Non-operating and other property is generally depreciated on a straight-line basis over the useful lives of the assets. The system-wide composite annual depreciation rates for the years ended December 31, 2015, 2014 and 2013 for ACE’s property were approximately 2.6%, 2.6% and 2.8%, respectively.

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

ACE recorded AFUDC for borrowed funds of $1 million, $1 million and less than $1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

ACE recorded amounts for the equity component of AFUDC of $1 million, $1 million and less than $1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Leasing Activities

ACE’s lease transactions include plant, office space, equipment, software, vehicles and elements of power purchase agreements (PPAs). In accordance with FASB guidance on leases (ASC 840), these leases are classified as operating leases.

ACE

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

Dividend Restrictions

All of ACE’s shares of outstanding common stock are held by Conectiv, its parent company. In addition to its future financial performance, the ability of ACE to pay dividends to its parent company is subject to limits imposed by: (i) state corporate laws, which impose limitations on the funds that can be used to pay dividends and the regulatory requirement that ACE obtain the prior approval of the NJBPU before dividends can be paid if its equity as a percent of its total capitalization, excluding securitization debt, falls below 30%; (ii) the prior rights of holders of future preferred stock, if any, and existing and future mortgage bonds and other long-term debt issued by ACE and any other restrictions imposed in connection with the incurrence of liabilities; and (iii) certain provisions of ACE’s charter that impose restrictions on payment of common stock dividends for the benefit of preferred stockholders. Currently, the restriction in the ACE charter does not limit its ability to pay common stock dividends. ACE had approximately $235 million and $209 million of retained earnings available for payment of common stock dividends at December 31, 2015 and 2014, respectively. These amounts represent the total retained earnings balances at those dates.

Reclassifications

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

ACE

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

Presentation of Debt Issuance Costs (ASC 835)

In April 2015, the FASB issued new guidance for the presentation of debt issuance costs on the balance sheet. Debt issuance costs are currently required to be presented on the balance sheet as assets. However, under the new requirements, these debt issuance costs will be offset against the debt to which the costs relate. The new requirements are effective for ACE beginning January 1, 2016, and are required to be implemented on a retrospective basis for all periods presented; however, early adoption is permitted. ACE has elected to early adopt the new guidance in the fourth quarter of 2015. The table below illustrates the effects of the retrospective application on reported balances in ACE’s consolidated balance sheet as of December 31, 2014.

	December 31, 2014 As Filed	Reclassification ASC 835	December 31, 2014 As Adjusted
	(millions of dollars)

Other (within other assets)	$12	$(7)	$5
Long-term debt	888	(6)	882
Transition bonds issued by ACE Funding	171	(1)	170

Balance Sheet Classification of Deferred Taxes (ASC 740)

In November 2015, the FASB issued new requirements for the balance sheet classification of deferred taxes. Entities are currently required to present a current and noncurrent deferred tax balance on the balance sheet. Under the new requirements, deferred taxes will only be presented as noncurrent. The new requirements are effective for PHI beginning January 1, 2017, and may be implemented on either a prospective or retrospective basis; however, early adoption is permitted. PHI has elected to early adopt the new guidance on a retrospective basis in the fourth quarter of 2015. The table below illustrates the effects of the retrospective application on reported balances in ACE’s consolidated balance sheet as of December 31, 2014.

	December 31, 2014 As Filed	Reclassification ASC 740	December 31, 2014 As Adjusted
	(millions of dollars)

Prepaid expenses and other	$13	$(10)	$3
Deferred income tax liabilities, net	865	(10)	855

ACE

(4)	RECENTLY ISSUED ACCOUNTING STANDARDS, NOT YET ADOPTED

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

(5)	SEGMENT INFORMATION

ACE operates its business as one regulated utility segment, which includes all of its services as described above.

ACE

(6)	REGULATORY MATTERS

Regulatory Assets and Regulatory Liabilities

The components of ACE’s regulatory asset and liability balances at December 31, 2015 and 2014 are as follows:

	2015	2014
	(millions of dollars)

Regulatory Assets
Securitized stranded costs	$202	$278
Recoverable income taxes	44	42
Deferred energy supply costs	27	58
Incremental storm restoration costs	18	15
Deferred debt extinguishment costs	7	8
Other	24	26

Total Regulatory Assets	$322	$427

Regulatory Liabilities
Federal and state tax benefits, related to securitized stranded costs	$13	$8
Reserves for FERC ROE transmission challenges	8	1
Deferred income taxes due to customers	3	3
Other	3	2

Total Regulatory Liabilities	$27	$14

A description for each category of regulatory assets and regulatory liabilities follows:

Securitized Stranded Costs: Certain contract termination payments under a contract between ACE and an unaffiliated non-utility generator (NUG) and costs associated with the regulated operations of ACE’s electricity generation business are no longer recoverable through customer rates (collectively referred to as “stranded costs”). The stranded costs are amortized over the life of Transition Bonds issued by ACE Funding to securitize the recoverability of these stranded costs (the Transition Bonds). These Transition Bonds mature between 2016 and 2023. A customer surcharge is collected by ACE to fund principal and interest payments on the Transition Bonds. ACE earns a return on these regulatory assets.

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

Incremental Storm Restoration Costs: Represents total incremental storm restoration costs incurred for repair work due to major storm events in 2015, 2012 and 2011, including the June 2015 storm, Hurricane Sandy, the June 2012 derecho, and Hurricane Irene, that are recoverable from customers. ACE’s costs related to Hurricane Sandy, the June 2012 derecho and Hurricane Irene are being amortized and recovered from customers, each over a three-year period. ACE does not earn a return on these regulatory assets.

Deferred Debt Extinguishment Costs: Represents deferred costs of debt extinguishment that are amortized to interest expense and recovered from customers. ACE generally earns a return on these regulatory assets.

Other: Represents miscellaneous regulatory assets that generally are being amortized over 1 to 20 years.

ACE

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

Reserves for FERC ROE Transmission Challenges: Represents reserves established under a settlement agreement filed with FERC for the resolution of certain challenges filed by a group of complainants of the base return on equity (ROE) currently authorized by FERC for the transmission service that ACE provides.

Deferred Income Taxes Due to Customers: Represents the portions of deferred income tax assets applicable to utility operations of ACE that have not been reflected in current customer rates for which future payment to customers is probable. As the temporary differences between the financial statement basis and tax basis of assets reverse, deferred recoverable income taxes are amortized.

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

New Jersey

Update and Reconciliation of Certain Under-Recovered Balances

In March 2015, ACE submitted its 2015 annual petition with the NJBPU seeking to reconcile and update (i) charges related to the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the NUGs, and (ii) costs related to surcharges for the New Jersey Societal Benefit Program (a statewide public interest program that is intended to benefit low income customers and address other public policy goals) and for ACE’s uncollected accounts. As filed, the net impact of the proposed changes would have been an annual rate increase of approximately $52.0 million (revised to an increase of approximately $33.9 million on April 17, 2015, based upon updates for actual data through March 31, 2015). On May 19, 2015, the NJBPU approved a stipulation of settlement entered into by the parties providing for a provisional overall annual rate increase of $33.9 million effective June 1, 2015. On September 11, 2015, the NJBPU approved a stipulation of settlement in this proceeding, which made final the provisional rates that were placed into effect as of June 1, 2015, with an adjustment that decreased the rate applicable to the residential class by $1.3 million. This rate increase of approximately $32.6 million will have no effect on ACE’s operating income, since these revenues provide for recovery of deferred costs under an approved deferral mechanism.

On February 1, 2016, ACE submitted its 2016 annual petition with the NJBPU seeking to reconcile and update the same categories of charges and costs described in (i) and (ii) in the above paragraph. The net impact of adjusting the charges as proposed is an overall annual rate increase of approximately $8.8 million, including New Jersey Sales and Use Tax. The matter is pending at the NJBPU and will be updated for January through March 2016 actual data. ACE has requested that the NJBPU place the new rates into effect by June 1, 2016.

ACE

Service Extension Contributions Refund Order

In July 2013, in compliance with a 2012 Superior Court of New Jersey Appellate Division (Appellate Division) court decision, the NJBPU released an order requiring utilities to issue refunds to persons or entities that paid non-refundable contributions for utility service extensions to certain areas described as “Areas Not Designated for Growth.” The order is limited to eligible contributions paid between March 20, 2005 and December 20, 2009. ACE is processing the refund requests that meet the eligibility criteria established in the order as they are received. Although ACE estimates that it received approximately $11 million of contributions between March 20, 2005 and December 20, 2009, it is currently unable to reasonably estimate the amount that it may be required to refund using the eligibility criteria established by the order. Since the July 2013 order was released, ACE has paid less than $1 million in refund claims, the validity of each of which is investigated by ACE prior to making any such refunds. In September 2014, the NJBPU commenced a rulemaking proceeding to further implement the directives of the Appellate Division decision. In November 2015, the NJBPU adopted new regulations that remove provisions distinguishing between growth areas and not-for-growth areas and provide formulae for allocating extension costs. At this time, ACE does not expect the amount it is ultimately required to refund will have a material effect on its consolidated financial condition, results of operations or cash flows, as the amount refunded will generally increase the value of ACE’s property, plant and equipment and may ultimately be recovered through depreciation expense and cost of service in future electric distribution base rate cases.

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

FERC Transmission ROE Challenges

In February 2013, the public service commissions and public advocates of the District of Columbia, Maryland, Delaware and New Jersey, as well as the Delaware Municipal Electric Corporation, Inc., filed a joint complaint at FERC against ACE and its affiliates, Pepco and Delmarva Power & Light Company (DPL), as well as Baltimore Gas and Electric Company (BGE). The complainants challenged the base ROE and certain protocols regarding the formula rate process associated with the transmission service that the utilities provide. The complainants support an ROE within a zone of reasonableness of 6.78% and 10.33%, and have argued for a base ROE of 8.7%. The base ROE currently authorized by FERC for PHI’s utilities is (i) 11.3% for facilities placed into service after January 1, 2006, and (ii) 10.8% for facilities placed into service prior to 2006. The 10.8% base ROE for facilities placed into service prior to 2006 receives a 50-basis-point incentive adder for being a member of a regional transmission organization. In August 2014, FERC issued an order setting the matters in this proceeding for hearing, but holding the hearing in abeyance pending settlement discussions. The order also (i) directed that the

ACE

evidence and analysis presented concerning ROE be guided by the new ROE methodology adopted by FERC in another proceeding (discussed below), and (ii) set a 15-month refund period that commenced on February 27, 2013, should a refund result from this proceeding. After settlement discussions among the parties in this matter reached an impasse, the settlement judge, in November 2014, issued an order terminating the settlement discussions and referring the matter to a presiding administrative law judge.

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

On December 8, 2014, the parties that filed the February 2013 complaint filed a second complaint against Pepco, DPL, ACE, as well as BGE, regarding the base transmission ROE, seeking a reduction from 10.8% to 8.8%. By order issued on February 9, 2015, FERC established a hearing on the second complaint and established a second 15-month refund period that commenced on December 8, 2014. Consistent with the prior challenge, ACE applied an estimated ROE based on the two-step methodology described above, and in the fourth quarter of 2014 and in the first, second and third quarters of 2015 established reserves for the estimated refund based on the effective date of the second refund period of December 8, 2014. On February 20, 2015, the chief judge issued an order consolidating the two complaint proceedings and established an initial decision issuance deadline of February 29, 2016. On March 2, 2015, the presiding administrative law judge issued an order establishing a procedural schedule for the consolidated proceedings that provided for the hearing to commence on October 20, 2015.

Also during the third quarter of 2015, ACE further evaluated the reserves established for each of the two refund periods and, based on an updated assessment of market conditions, developments in other cases before FERC, litigation risk and other factors, increased its reserves to reflect management’s best estimate of the refund that is expected to result from these consolidated proceedings. A settlement entered into by the parties regarding the protocols (but not the ROE) raised in the February 2013 complaint was submitted to FERC on July 31, 2015 and was approved by FERC in November 2015.

On November 6, 2015, the parties filed a settlement agreement with FERC regarding the ROE. This settlement agreement provides for (i) a base ROE of 10.0%, effective March 8, 2016, to which a 50-basis-point incentive adder will be applied for being a member of a regional transmission organization, and (ii) customer refunds in the amount of approximately $9.5 million for ACE covering the two 15-month refund periods described above. In addition, under this settlement agreement, no party may file to change the base ROE or any incentives prior to June 1, 2018. The parties have requested that FERC approve this settlement agreement by March 16, 2016, in order to incorporate the new ROE and applicable refunds into each utility’s 2016 transmission formula rate update. As of December 31, 2015, ACE’s reserves for both of the refund periods totaled $8 million as required under the settlement agreement.

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

ACE

In February 2011, ACE joined other plaintiffs in an action filed in the U.S. District Court for the District of New Jersey challenging the NJ SOCA Law on the grounds that it violates the Commerce Clause and the Supremacy Clause of the U.S. Constitution. In October 2013, the Federal district court ruled that the NJ SOCA Law is preempted by the Federal Power Act (FPA) and violates the Supremacy Clause, and is therefore null and void. In October 2013, the Federal district court issued an order ruling that the SOCAs are void, invalid and unenforceable, which order was affirmed by the U.S. Court of Appeals for the Third Circuit in September 2014. In November 2014 and December 2014, respectively, one of the generation companies and the NJBPU petitioned the U.S. Supreme Court to consider hearing an appeal of the Third Circuit decision. The U.S. Supreme Court has not yet agreed to review the Third Circuit decision and the petitions for such review remain pending.

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

ACE

(7)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

	Original Cost	Accumulated Depreciation	Net Book Value
	(millions of dollars)
At December 31, 2015
Distribution	$2,012	$472	$1,540
Transmission	968	228	740
Construction work in progress	158	—	158
Non-operating and other property	167	64	103

Total	$3,305	$764	$2,541

At December 31, 2014
Generation	$10	$9	$1
Distribution	1,931	450	1,481
Transmission	839	223	616
Construction work in progress	115	—	115
Non-operating and other property	178	78	100

Total	$3,073	$760	$2,313

The non-operating and other property amounts include balances for general plant, plant held for future use, intangible plant and non-utility property. Utility plant is generally subject to a first mortgage lien.

Jointly Owned Plant

ACE’s consolidated balance sheets include its proportionate share of assets and liabilities related to jointly owned plant. At each of December 31, 2015 and 2014, ACE’s subsidiaries had a net book value ownership interest of $11 million in transmission and other facilities in which various parties also have ownership interests. ACE’s share of the operating and maintenance expenses of the jointly owned plant is included in the corresponding expenses in the consolidated statements of income. ACE is responsible for providing its share of the financing for the above jointly owned facilities.

(8)	PENSION AND OTHER POSTRETIREMENT BENEFITS

ACE accounts for its participation in PHI’s single-employer plans, the PHI Retirement Plan and its other postretirement benefits plan, the Pepco Holdings, Inc. Welfare Plan for Retirees (the OPEB Plan), as participation in multiemployer plans. For 2015, 2014 and 2013, ACE was responsible for $15 million, $13 million and $17 million, respectively, of the pension and other postretirement net periodic benefit cost incurred by PHI. ACE made discretionary tax-deductible contributions of zero, zero and $30 million to the PHI Retirement Plan for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, ACE made contributions of $3 million, $3 million and $6 million to the OPEB Plan for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, ACE’s Prepaid pension expense of $83 million and $96 million, and Other postretirement benefit obligations of $33 million and $36 million, respectively, effectively represent assets and benefit obligations resulting from ACE’s participation in these PHI benefit plans.

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

ACE

(9)	DEBT

Long-Term Debt

The components of long-term debt are shown in the table below:

Type of Debt	Interest Rate		Maturity	2015	2014
				(millions of dollars)
First Mortgage Bonds
	7.68	% (a)	2015-2016	$2	$17
	7.75%		2018	250	250
	6.80	% (b)(c)	2021	39	39
	4.35%		2021	200	200
	3.375%		2024	150	150
	3.50%		2025	150	—
	4.875	%(c)(d)	2029	23	23
	5.80	% (b)(e)	2034	120	120
	5.80	% (b)(e)	2036	105	105

Total long-term debt				1,039	904
Net unamortized discount				(1)	(1)
Unamortized debt issuance costs				(6)	(6)
Current portion of long-term debt				(2)	(15)

Total net long-term debt				$1,030	$882

(a)	Represents a series of Collateral First Mortgage Bonds (as defined herein) securing a series of medium-term notes issued by ACE.
(b)	Represents a series of Collateral First Mortgage Bonds which must be cancelled and released as security for ACE’s obligations under the corresponding series of issuer notes (as defined herein) or tax-exempt bonds, at such time as ACE does not have any first mortgage bonds outstanding (other than its Collateral First Mortgage Bonds).
(c)	Represents a series of Collateral First Mortgage Bonds securing a series of tax-exempt bonds issued for the benefit of ACE.
(d)	Represents a series of Collateral First Mortgage Bonds which must be cancelled and released as security for ACE’s obligations under the corresponding series of issuer notes or tax-exempt bonds, at such time as ACE does not have any first mortgage bonds outstanding (other than its Collateral First Mortgage Bonds), except that ACE may not permit such release of collateral unless ACE substitutes comparable obligations for such collateral.
(e)	Represents a series of Collateral First Mortgage Bonds securing a series of senior notes issued by ACE.

The outstanding first mortgage bonds issued by ACE are issued under a mortgage and deed of trust and are secured by a first lien on substantially all of ACE’s property, plant and equipment, except for certain property excluded from the lien of the mortgage.

Maturities of ACE’s long-term debt outstanding at December 31, 2015 are $2 million in 2016, zero in 2017, $250 million in 2018, zero in 2019 and 2020, and $787 million thereafter.

ACE’s long-term debt is subject to certain covenants. As of December 31, 2015, ACE was in compliance with all such covenants.

The table above does not separately identify $227 million in aggregate principal amount of senior notes and medium term notes (issuer notes) issued by ACE and $62 million in aggregate principal amount of tax-exempt bonds issued for the benefit of ACE. These issuer notes and tax-exempt bonds are secured by a like amount of first mortgage bonds (Collateral First Mortgage Bonds) of ACE. The principal terms of each such series of issuer notes, or ACE’s obligations in respect of each such series of tax-exempt bonds, are identical to the same terms of the corresponding series of Collateral First Mortgage Bonds. Payments of principal and interest made on a series of such issuer notes, or the satisfaction of ACE obligations in respect of a series of such tax-exempt bonds, satisfy the corresponding obligations on the related series of Collateral First Mortgage Bonds. For these reasons, each such series of Collateral First Mortgage Bonds and the corresponding issuer notes or tax-exempt bonds together effectively represent a single financial obligation and are not identified in the table above separately.

ACE

Bond Issuance

During 2015, ACE issued $150 million of 3.50% first mortgage bonds due December 1, 2025 in a private placement. The net proceeds from the issuance of the bonds were used by ACE to repay outstanding commercial paper and for general corporate purposes.

Bond Retirement

During 2015, ACE retired, at maturity, $15 million of its secured medium-term notes series C. The medium-term notes were secured by a like principal amount of its 7.68% first mortgage bonds due August 24, 2015, which under the mortgage and deed of trust were deemed to be satisfied when the medium-term notes were repaid.

Transition Bonds Issued by ACE Funding

The components of transition bonds are shown in the table below:

Type of Debt	Interest Rate	Maturity	2015	2014
			(millions of dollars)
Transition Bonds
	4.91%	2017	$—	$17
	5.05%	2020	39	51
	5.55%	2023	132	147

			171	215
Unamortized debt issuance costs			(1)	(1)
Current portion of long-term debt			(46)	(44)

Total net long-term Transition Bonds			$124	$170

For a description of the Transition Bonds, see Note (16), “Variable Interest Entities – ACE Funding.” Maturities of ACE’s Transition Bonds outstanding at December 31, 2015 are $46 million in 2016, $35 million in 2017, $31 million in 2018, $18 million in 2019, $20 million in 2020 and $21 million thereafter.

Short-Term Debt

ACE has traditionally used a number of sources to fulfill short-term funding needs, such as commercial paper, short-term notes, and bank lines of credit. Proceeds from short-term borrowings are used primarily to meet working capital needs, but may also be used to temporarily fund long-term capital requirements. The components of ACE’s short-term debt at December 31, 2015 and 2014 are as follows:

	2015	2014
	(millions of dollars)
Commercial paper	$5	$127

Commercial Paper

ACE maintains an ongoing commercial paper program to address its short-term liquidity needs. As of December 31, 2015, the maximum capacity available under the program was $350 million, subject to available borrowing capacity under the credit facility.

ACE had $5 million and $127 million of commercial paper outstanding at December 31, 2015 and 2014, respectively. The weighted average interest rates for commercial paper issued by ACE during 2015 and 2014 were 0.46% and 0.27%, respectively. The weighted average maturity of all commercial paper issued by ACE during 2015 and 2014 was six days and five days, respectively.

ACE

Variable Rate Demand Bonds

During 2014, ACE retired, at maturity, its last remaining Variable Rate Demand Bonds (VRDBs) in the amount of $18 million. The weighted average interest rate for VRDBs was 0.05% during 2014.

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

In order for a borrower to use the facility, certain representations and warranties must be true and correct, and the borrower must be in compliance with specified financial and other covenants, including (i) the requirement that each borrowing company maintain a ratio of total indebtedness to total capitalization of 65% or less, computed in accordance with the terms of the credit agreement, which calculation excludes from the definition of total indebtedness certain trust preferred securities and deferrable interest subordinated debt (not to exceed 15% of total capitalization), (ii) with certain exceptions, a restriction on sales or other dispositions of assets, and (iii) a restriction on the incurrence of liens on the assets of a borrower or any of its significant subsidiaries other than permitted liens. The credit agreement contains certain covenants and other customary agreements and requirements that, if not complied with, could result in an event of default and the acceleration of repayment obligations of one or more of the borrowers thereunder. Each of the borrowers was in compliance with all covenants under this facility at December 31, 2015.

The absence of a material adverse change in PHI’s business, property, results of operations or financial condition is not a condition to the availability of credit under the credit agreement. The credit agreement does not include any rating triggers.

As of December 31, 2015 and 2014, the amount of cash plus borrowing capacity under the credit facility available to meet the liquidity needs of PHI’s utility subsidiaries in the aggregate was $576 million and $413 million, respectively. ACE’s borrowing capacity under the credit facility at any given time depends on the amount of the subsidiary borrowing capacity being utilized by Pepco and DPL and the portion of the total capacity being used by PHI.

ACE

Credit Facility Amendment

During 2014, PHI, Pepco, DPL and ACE entered into an amendment of and consent with respect to the credit agreement (the Consent). PHI was required to obtain the consent of certain of the lenders under the credit facility in order to permit the consummation of the Merger. Pursuant to the Consent, certain of the lenders consented to the consummation of the Merger and the subsequent conversion of PHI from a Delaware corporation to a Delaware limited liability company, provided that the Merger and subsequent conversion are consummated on or before October 29, 2015. In addition, the Consent amends the definition of “Change in Control” in the credit agreement to mean, following consummation of the Merger, an event or series of events by which Exelon no longer owns, directly or indirectly, 100% of the outstanding shares of voting stock of Pepco Holdings. PHI requested and obtained an extension of the Consent to allow for completion of the Merger by June 30, 2016.

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

Provision for Consolidated Income Taxes

	For the Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Current Tax (Benefit) Expense
Federal	$(2)	$(7)	$(23)
State and local	3	(2)	(10)

Total Current Tax Benefit	1	(9)	(33)

Deferred Tax Expense (Benefit)
Federal	25	30	28
State and local	5	7	25
Investment tax credit amortization	—	—	(1)

Total Deferred Tax Expense	30	37	52

Total Consolidated Income Tax Expense	$31	$28	$19

ACE

Reconciliation of Consolidated Income Tax Expense

	For the Year Ended December 31,
	2015		2014		2013
	(millions of dollars)
Income tax at Federal statutory rate	$24	35.0%	$26	35.0%	$24	35.0%
Increases (decreases) resulting from:
State income taxes, net of federal effect	4	5.8%	4	5.5%	5	7.2%
Change in estimates and interest related to uncertain and effectively settled tax positions	3	4.3%	(1)	(1.4)%	(9)	(13.0)%
Deferred tax basis adjustments	2	2.9%	—	—	(2)	(2.9)%
Investment tax credit amortization	—	—	—	—	(1)	(1.4)%
Other, net	(2)	(3.1)%	(1)	(0.7)%	2	2.6%

Consolidated Income Tax Expense	$31	44.9%	$28	38.4%	$19	27.5%

Global Tax Settlement

On November 18, 2015, PHI entered into a settlement with the IRS and the Department of Justice (DOJ) (the Global Tax Settlement) to provide for the resolution of the tax treatment of its previously held cross-border energy lease investments involving public utility assets located outside of the United States structured as sale-in, lease-out, or SILO, transactions. The Global Tax Settlement followed the acceptance by PHI on October 29, 2015 of IRS revenue agent reports covering adjustments incorporated in the terms of the Global Tax Settlement, as well as adjustments for all other tax matters in dispute with the IRS. The Global Tax Settlement and the revenue agent reports, together, effectively close all years open to examination of federal income tax liabilities for PHI and ACE through 2011, and all matters associated with the cross-border energy lease investments through 2013.

As a result of the Global Tax Settlement, ACE recorded in the fourth quarter of 2015 tax expense of $3 million which is included above in Change in estimates and interest related to uncertain and effectively settled tax positions. The tax charge recorded of $3 million primarily represents uncertain tax positions that were settled in favor of the IRS in the Global Tax Settlement. Included in the tax expense of $3 million was after-tax interest expense of less than $1 million associated with ACE’s uncertain tax positions. The interest expense represented ACE’s allocated share of an overall net interest benefit for PHI’s consolidated group of $21 million resulting from the Global Tax Settlement assuming ACE was a separate taxpayer.

Also during the fourth quarter of 2015, ACE completed its annual reconciliation of its deferred income tax accounts and corrected prior period errors by recording an after-tax charge of $2 million which is included above in Deferred tax basis adjustments. Management has determined that these errors, individually or in the aggregate, were not material to the current or prior periods.

Other Tax Matter

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

ACE

Components of Consolidated Deferred Income Tax Liabilities (Assets)

	As of December 31,
	2015	2014
	(millions of dollars)
Deferred Tax Liabilities (Assets)
Depreciation and other basis differences related to plant and equipment	$773	$691
Deferred taxes on amounts to be collected through future rates	17	16
Payment for termination of purchased power contracts with NUGs	34	38
Deferred electric service and electric restructuring liabilities	47	71
Pension and other postretirement benefits	20	25
Federal and state net operating losses	(9)	(26)
Other	6	40

Total Consolidated Deferred Tax Liabilities, net	$888	$855

The net deferred tax liability represents the tax effect, at presently enacted tax rates, of temporary differences between the financial statement basis and tax basis of assets and liabilities. The portion of the net deferred tax liability applicable to ACE’s operations, which has not been reflected in current service rates, represents income taxes recoverable through future rates, net, and is recorded as a regulatory asset on the balance sheet. No valuation allowance for deferred tax assets was required or recorded at December 31, 2015 and 2014. Federal and State net operating losses generally expire over 20 years from 2029 to 2032.

The Tax Reform Act of 1986 repealed the investment tax credit for property placed in service after December 31, 1985, except for certain transition property. Investment tax credits previously earned on ACE’s property continue to be amortized to income over the useful lives of the related property.

Reconciliation of Beginning and Ending Balances of Unrecognized Tax Benefits

	2015		2014	2013
	(millions of dollars)
Balance as of January 1	$13		$9	$17
Tax positions related to current year:
Additions	—		1	2
Reductions	—		—	—
Tax positions related to prior years:
Additions	—		5	1
Reductions	(10	)(a)	(2)	(5)
Settlements	(3	)(a)	—	(6)

Balance as of December 31	$—		$13	$9

(a)	Reductions and settlements in 2015 resulted from the Global Tax Settlement. Settlements represent unrecognized tax benefits that were satisfied with cash or use of net operating losses and tax credits.

Unrecognized Benefits That, If Recognized, Would Affect the Effective Tax Rate

Unrecognized tax benefits are related to tax positions that have been taken or are expected to be taken in tax returns that are not recognized in the financial statements because management has either measured the tax benefit at an amount less than the benefit claimed, or expected to be claimed, or has concluded that it is not more likely than not that the tax position will be ultimately sustained. For the majority of these tax positions, the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. At December 31, 2015, ACE had no unrecognized tax benefits that, if recognized, would lower the effective tax rate.

ACE

Interest and Penalties

ACE recognizes interest and penalties relating to its uncertain tax positions as an element of income tax expense. For the years ended December 31, 2015, 2014 and 2013, ACE recognized less than $1 million of pre-tax interest income (less than $1 million after-tax), $1 million of pre-tax interest income (less than $1 million after-tax), and $12 million of pre-tax interest income ($7 million after-tax), respectively, as a component of income tax expense. As of December 31, 2015, 2014 and 2013, ACE had accrued interest receivable of zero, $14 million and $14 million, respectively, related to effectively settled and uncertain tax positions.

Possible Changes to Unrecognized Tax Benefits

It is reasonably possible that the amount of the unrecognized tax benefit with respect to some of ACE’s uncertain tax positions will significantly increase or decrease within the next 12 months. At this time, it is estimated that there will no decrease in unrecognized tax benefits within the next 12 months.

Tax Years Open to Examination

ACE, as an indirect subsidiary of PHI, is included on PHI’s consolidated Federal tax return. As a result of the Global Tax Settlement described above, ACE’s federal income tax liabilities for all years through 2011 have been determined, subject to adjustment to the extent of any net operating loss or other loss or credit carrybacks from subsequent years. The open tax years for the significant states where ACE files state income tax returns (New Jersey and Pennsylvania) are the same as for the Federal returns.

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

Other Taxes

Taxes other than income taxes for each year are shown below. These amounts are recoverable through rates.

	2015	2014	2013
	(millions of dollars)
Gross Receipts/Delivery	$—	$—	$10
Property	4	3	3
Environmental, Use and Other	1	(1)	1

Total	$5	$2	$14

ACE

(11)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

ACE was ordered to enter into the SOCAs by the NJBPU, and under the SOCAs, ACE would have received payments from or made payments to electric generation facilities based on (i) the difference between the fixed price in the SOCAs and the price for capacity that clears PJM Interconnection, LLC (PJM) and (ii) ACE’s annual proportion of the total New Jersey load relative to the other EDCs in New Jersey. ACE began applying derivative accounting to two of its SOCAs as of June 30, 2012 because these generators cleared the 2015-2016 PJM capacity auction in May 2012. The fair value of the derivatives embedded in the SOCAs were deferred as Regulatory assets or Regulatory liabilities because the NJBPU allowed full recovery from ACE’s distribution customers for any payments made by ACE, and ACE’s distribution customers would be entitled to any payments received by ACE.

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

The following tables set forth by level within the fair value hierarchy ACE’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014. As required by the guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. ACE’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements at December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Cash equivalents and restricted cash equivalents
Treasury funds	$30	$30	$—	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2015.

ACE

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
ASSETS

Cash equivalents and restricted cash equivalents
Treasury funds	$24	$24	$—	$—

(a)	There were no transfers of instruments between level 1 and level 2 valuation categories during the year ended December 31, 2014.

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

Other Financial Instruments

The estimated fair values of ACE’s Long-term debt instruments that are measured at amortized cost in ACE’s consolidated financial statements and the associated levels of the estimates within the fair value hierarchy as of December 31, 2015 and 2014 are shown in the tables below. As required by the fair value measurement guidance, debt instruments are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. ACE’s assessment of the significance of a particular input to the fair value measurement requires the exercise of judgment, which may affect the valuation of fair value debt instruments and their placement within the fair value hierarchy levels.

The fair values of Long-term debt and Transition bonds categorized as level 2 are based on a blend of quoted prices for the debt and quoted prices for similar debt on the measurement date. The blend places more weight on current pricing information when determining the final fair value measurement. The fair value information is provided by brokers, and ACE reviews the methodologies and results.

ACE

The fair value of Long-term debt categorized as level 3 is based on a discounted cash flow methodology using observable inputs, such as the U.S. Treasury yield, and unobservable inputs, such as credit spreads, because quoted prices for the debt or similar debt in active markets were insufficient.

	Fair Value Measurements at December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$1,140	$—	$860	$280
Transition Bonds (b)	185	—	185	—

Total	$1,325	$—	$1,045	$280

(a)	The carrying amount for Long-term debt, net of unamortized discount, was $1,038 million as of December 31, 2015.
(b)	The carrying amount for Transition Bonds, including amounts due within one year, was $171 million as of December 31, 2015.

	Fair Value Measurements at December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
LIABILITIES

Debt instruments
Long-term debt (a)	$1,035	$—	$903	$132
Transition Bonds (b)	235	—	235	—

Total	$1,270	$—	$1,138	$132

(a)	The carrying amount for Long-term debt, net of unamortized discount, was $903 million as of December 31, 2014.
(b)	The carrying amount for Transition Bonds, including amounts due within one year, was $215 million as of December 31, 2014.

The carrying amounts of all other financial instruments in the accompanying consolidated financial statements approximate fair value.

(13)	COMMITMENTS AND CONTINGENCIES

General Litigation

From time to time, ACE is named as a defendant in litigation, usually relating to general liability or auto liability claims that resulted in personal injury or property damage to third parties. ACE is self-insured against such claims up to a certain self-insured retention amount and maintains insurance coverage against such claims at higher levels, to the extent deemed prudent by management. In addition, ACE’s contracts with its vendors generally require the vendors to name ACE as an additional insured for the amount at least equal to ACE’s self-insured retention. Further, ACE’s contracts with its vendors require the vendors to indemnify ACE for various acts and activities that may give rise to claims against ACE. Loss contingency liabilities for both asserted and unasserted claims are recognized if it is probable that a loss will result from such a claim and if the amounts of the losses can be reasonably estimated. Although the outcome of the claims and proceedings cannot be predicted with any certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on ACE’s financial condition, results of operations or cash flows. At December 31, 2015, ACE had recorded estimated loss contingency liabilities for general litigation totaling approximately $5 million.

ACE

Environmental Matters

ACE is subject to regulation by various federal, regional, state and local authorities with respect to the environmental effects of its operations, including air and water quality control, solid and hazardous waste disposal and limitations on land use. Although penalties assessed for violations of environmental laws and regulations are not recoverable from customers of ACE, environmental clean-up costs incurred by ACE generally are included in its cost of service for ratemaking purposes. The total accrued liabilities for the environmental contingencies of ACE described below at December 31, 2015 are summarized as follows:

Legacy Generation - Regulated
(millions of dollars)
Balance as of January 1	$1
Accruals	—
Payments	—

Balance as of December 31	1
Less amounts in Other Current Liabilities	—

Amounts in Other Deferred Credits	$1

Franklin Slag Pile Site

In November 2008, ACE received a general notice letter from the U.S. Environmental Protection Agency (EPA) concerning the Franklin Slag Pile site in Philadelphia, Pennsylvania, asserting that ACE is a potentially responsible party that may have liability for clean-up costs with respect to the site and for the costs of implementing an EPA-mandated remedy. EPA’s claims are based on ACE’s sale of boiler slag from the B.L. England generating facility, then owned by ACE, to MDC Industries, Inc. (MDC) during the period from June 1978 to May 1983. EPA claims that the boiler slag ACE sold to MDC contained copper and lead, which are hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and that the sales transactions may have constituted an arrangement for the disposal or treatment of hazardous substances at the site, which could be a basis for liability under CERCLA. The EPA letter also states that, as of the date of the letter, EPA’s expenditures for response measures at the site have exceeded $6 million. EPA’s feasibility study (FS) for this site conducted in 2007 identified a range of alternatives for permanent remedial measures with varying cost estimates, and the estimated cost of EPA’s preferred alternative is approximately $6 million.

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

Contractual Obligations

Power Purchase Contracts

As of December 31, 2015, ACE’s contractual obligations under non-derivative power purchase contracts were $203 million in 2016, $341 million in 2017 to 2018, $344 million in 2019 to 2020 and $697 million thereafter.

ACE

Lease Commitments

ACE leases certain types of property and equipment for use in its operations. Rental expense for operating leases was $13 million, $12 million and $12 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Total future minimum operating lease payments for ACE as of December 31, 2015 are $8 million in 2016, $8 million 2017, $7 million in 2018, $6 million in 2019, $6 million in 2020 and $30 million thereafter.

(14)	RELATED PARTY TRANSACTIONS

PHI Service Company provides various administrative and professional services to PHI and its regulated and unregulated subsidiaries, including ACE. The cost of these services is allocated in accordance with cost allocation methodologies set forth in the service agreement using a variety of factors, including the subsidiaries’ share of employees, operating expenses, assets and other cost methods. These intercompany transactions are eliminated by PHI in consolidation and no profit results from these transactions at PHI. PHI Service Company costs directly charged or allocated to ACE for the years ended December 31, 2015, 2014 and 2013 were $143 million, $124 million and $115 million, respectively.

In addition to the PHI Service Company charges described above, ACE’s consolidated financial statements include the following related party transactions in its consolidated statements of income:

	For the Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Meter reading services provided by Millennium Account Services LLC (an ACE affiliate) (a)	$(4)	$(4)	$(4)
Intercompany lease transactions (a)	(1)	(1)	(1)
Intercompany use revenue (b)	1	2	3

(a)	Included in Other operation and maintenance expense.
(b)	Included in Operating revenue.

As of December 31, 2015 and 2014, ACE had the following balances on its consolidated balance sheets due to related parties:

	2015	2014
	(millions of dollars)
Payable to Related Party (current) (a)
PHI Service Company	$(15)	$(14)
Other	(1)	(1)

Total	$(16)	$(15)

(a)	Included in Accounts payable due to associated companies.

ACE

(15)	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The quarterly data presented below reflect all adjustments necessary, in the opinion of management, for a fair presentation of the interim results. Quarterly data normally vary seasonally because of temperature variations and differences between summer and winter rates. Therefore, comparisons by quarter within a year are not meaningful.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
	(millions of dollars)
Total Operating Revenue	$333	$286	$387	$292		$1,298
Total Operating Expenses	313	254	349	252		1,168
Operating Income	20	32	38	40		130
Other Expenses	(14)	(15)	(17)	(15)		(61)
Income Before Income Tax Expense	6	17	21	25		69
Income Tax Expense	2	7	7	15	(a)	31
Net Income	$4	$10	$14	$10		$38

(a)	Includes income tax charge of $3 million associated with the Global Tax Settlement and a tax charge of $2 million to correct prior period errors.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
	(millions of dollars)
Total Operating Revenue (a)	$340	$253	$347	$273		$1,213
Total Operating Expenses	309	228	295	246	(b)	1,078
Operating Income	31	25	52	27		135
Other Expenses	(15)	(15)	(15)	(17)		(62)
Income Before Income Tax Expense	16	10	37	10		73
Income Tax Expense	6	4	14	4		28
Net Income	$10	$6	$23	$6		$45

(a)	During the fourth quarter of 2014, ACE reversed unbilled revenue of $3 million ($2 million after-tax) to correct an error that had overstated operating revenue in the third quarter of 2014.
(b)	Includes a charge of $3 million ($2 million after-tax) to correct a prior period error related to the recoverability of certain regulatory assets.

(16)	VARIABLE INTEREST ENTITIES

ACE is required to consolidate a VIE in accordance with FASB ASC 810 if ACE or a subsidiary is the primary beneficiary of the VIE. The primary beneficiary of a VIE is typically the entity with both the power to direct activities most significantly impacting economic performance of the VIE and the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. ACE performed a qualitative analysis to determine whether a variable interest provided a controlling financial interest in any of the VIE’s in which ACE has an interest at December 31, 2015, as described below.

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

Because ACE has no equity or debt invested in the NUGs, the maximum exposure to loss relates primarily to any above-market costs incurred for power. Due to unpredictability in the pricing for purchased energy under the PPAs, ACE is unable to quantify the maximum exposure to loss. The power purchase costs are recoverable from ACE’s customers through regulated rates. Purchase activities with

ACE

the NUGs, including excess power purchases not covered by the PPAs, for the years ended December 31, 2015, 2014 and 2013, were approximately $208 million, $233 million and $221 million, respectively, of which approximately $198 million, $208 million and $206 million, respectively, consisted of power purchases under the PPAs.

ACE Funding

In 2001, ACE established ACE Funding solely for the purpose of securitizing authorized portions of ACE’s recoverable stranded costs through the issuance and sale of Transition Bonds. The proceeds of the sale of each series of Transition Bonds were transferred to ACE in exchange for the transfer by ACE to ACE Funding of the right to collect a non-bypassable Transition Bond Charge (which is revenue ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds and related taxes, expenses and fees) from ACE customers pursuant to bondable stranded costs rate orders issued by the NJBPU in an amount sufficient to fund the principal and interest payments on the Transition Bonds and related taxes, expenses and fees (Bondable Transition Property). The assets of ACE Funding, including the Bondable Transition Property, and the Transition Bond Charges collected from ACE’s customers, are not available to creditors of ACE. The holders of Transition Bonds have recourse only to the assets of ACE Funding. ACE owns 100 percent of the equity of ACE Funding, and PHI and ACE consolidate ACE Funding in their consolidated financial statements as ACE is the primary beneficiary of ACE Funding under the variable interest entity consolidation guidance.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Pepco Holdings, Inc.

None.

Potomac Electric Power Company

None.

Delmarva Power & Light Company

None.

Atlantic City Electric Company

None.

Item 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Each Reporting Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in such Reporting Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management of such Reporting Company, including such Reporting Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. This control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Such Reporting Company’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives. Under the supervision, and with the participation of management, including the CEO and the CFO, each Reporting Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015, and, based upon this evaluation, the CEO and the CFO of such Reporting Company have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to such Reporting Company and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (ii) is accumulated and communicated to management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Reports of Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of management, including the CEO and CFO of each Reporting Company, each such Reporting Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2015, and has concluded there was no change in such Reporting Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, such Reporting Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Pepco Holdings, Inc.

None.

Potomac Electric Power Company

None.

Delmarva Power & Light Company

None.

Atlantic City Electric Company

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pepco Holdings, Inc.

Other than the section entitled “Executive Officers of PHI” contained in Part I, Item 1. “Business,” of this Form 10-K, information required by this Item 10 will be (i) incorporated by reference to Pepco Holdings’ definitive proxy statement with respect to its 2016 Annual Meeting of Stockholders or (ii) provided in an amendment to this Form 10-K, to be filed with the SEC on or before April 29, 2016.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH THE REDUCED FILING FORMAT.

Item 11.	EXECUTIVE COMPENSATION

Pepco Holdings, Inc.

Other than as set forth below and on Exhibit 10.51 hereto, information required by this Item 11 will be (i) incorporated by reference to Pepco Holdings’ definitive proxy statement with respect to its 2016 Annual Meeting of Stockholders or (ii) provided in an amendment to this Form 10-K, to be filed with the SEC on or before April 29, 2016.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH THE REDUCED FILING FORMAT.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pepco Holdings, Inc.

Information required by this Item 12 will be (i) incorporated by reference to Pepco Holdings’ definitive proxy statement with respect to its 2016 Annual Meeting of Stockholders or (ii) provided in an amendment to this Form 10-K, to be filed with the SEC on or before April 29, 2016.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH THE REDUCED FILING FORMAT.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pepco Holdings, Inc.

Information required by this Item 13 will be (i) incorporated by reference to Pepco Holdings’ definitive proxy statement with respect to its 2016 Annual Meeting of Stockholders or (ii) provided in an amendment to this Form 10-K, to be filed with the SEC on or before April 29, 2016.

INFORMATION FOR THIS ITEM IS NOT REQUIRED FOR PEPCO, DPL AND ACE AS THEY MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM WITH THE REDUCED FILING FORMAT.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pepco Holdings, Pepco, DPL and ACE

Audit Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of the annual financial statements of Pepco Holdings and its subsidiary reporting companies for the 2015 and 2014 fiscal years, reviews of the financial statements included in the 2015 and 2014 Forms 10-Q of Pepco Holdings and its subsidiary reporting companies, reviews of other public filings, comfort letters and other attest services were $5,469,639 and $6,113,779, respectively. The amount for the 2014 fiscal year includes $301,108 for the 2014 audit that was billed after the 2014 amount was disclosed in Pepco Holdings’ 2014 Annual Report on Form 10-K.

Audit-Related Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for audit-related services rendered for the 2015 and 2014 fiscal years were $735,670 and $667,907, respectively. The amount for the 2014 fiscal year includes $12,945 of audit-related fees that were billed after the 2014 amount was disclosed in Pepco Holdings’ 2014 Annual Report on Form 10-K. These fees generally consisted of amounts billed in connection with advice and recommendations related to financial and accounting systems implementations and for attest services performed in connection with public service commission rate case filings. In addition, the amounts for the 2015 and 2014 fiscal years included $382,764 and $343,771, respectively, for merger-related due diligence and audit services.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for tax services rendered for the 2015 and 2014 fiscal years were $709,193 and $759,767, respectively. These services generally consisted of tax compliance, tax advice and tax planning. In addition, the amounts for the 2015 and 2014 fiscal years included $72,306 and $363,048 in fees for assistance with issues related to the evaluation of potential settlement scenarios with respect to the former cross-border energy lease investments.

All Other Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for services other than those covered under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” were $7,200 for each of the 2015 and 2014 fiscal years, respectively. These fees for 2015 and 2014 represented the costs of an online accounting and financial reporting research tool.

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

Pepco Holdings, Inc.

Consolidated Statements of Income (Loss) for each of the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) for each of the years ended December 31, 2015, 2014 and 2013

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Cash Flows for each of the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Equity for each of the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

Potomac Electric Power Company

Statements of Income for each of the years ended December 31, 2015, 2014 and 2013

Balance Sheets as of December 31, 2015 and 2014

Statements of Cash Flows for each of the years ended December 31, 2015, 2014 and 2013

Statements of Equity for each of the years ended December 31, 2015, 2014 and 2013

Notes to Financial Statements

Delmarva Power & Light Company

Statements of Income for each of the years ended December 31, 2015, 2014 and 2013

Balance Sheets as of December 31, 2015 and 2014

Statements of Cash Flows for each of the years ended December 31, 2015, 2014 and 2013

Statements of Equity for each of the years ended December 31, 2015, 2014 and 2013

Notes to Financial Statements

Atlantic City Electric Company

Consolidated Statements of Income for each of the years ended December 31, 2015, 2014 and 2013

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Cash Flows for each of the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Equity for each of the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The financial statement schedules specified by Regulation S-X, other than those listed below, are omitted because either they are not applicable or the required information is presented in the financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

	Registrants
Item	Pepco Holdings	Pepco	DPL	ACE
Schedule I, Condensed Financial Information of Parent Company	358	N/A	N/A	N/A
Schedule II, Valuation and Qualifying Accounts	364	364	365	365

Schedule I, Condensed Financial Information of Parent Company is submitted below.

PEPCO HOLDINGS, INC. (Parent Company)

STATEMENTS OF INCOME (LOSS)

	For the Year Ended December 31,
	2015	2014	2013
	(millions of dollars, except share data)

Operating Revenue	$—	$—	$—

Operating Expenses
Other operation and maintenance	20	31	1

Total operating expenses	20	31	1

Operating Loss	(20)	(31)	(1)
Other Income (Expenses)
Interest expense	(47)	(43)	(42)
Income from equity investments	312	291	204
Other income	15	—	—

Total other income	280	248	162

Income from Continuing Operations Before Income Tax	260	217	161
Income Tax (Benefit) Expense Related to Continuing Operations	(58)	(25)	51

Net Income from Continuing Operations	318	242	110
Income (Loss) from Discontinued Operations, net of Income Taxes	9	—	(322)

Net Income (Loss)	$327	$242	$(212)

Comprehensive Income (Loss)	$337	$230	$(198)

Earnings Per Share
Basic earnings per share of common stock from Continuing Operations	$1.25	$0.96	$0.45
Basic earnings (loss) per share of common stock from Discontinued Operations	0.04	—	(1.31)

Basic earnings (loss) per share of common stock	$1.29	$0.96	$(0.86)

Diluted earnings per share of common stock from Continuing Operations	$1.25	$0.96	$0.45
Diluted earnings (loss) per share of common stock from Discontinued Operations	0.04	—	(1.31)

Diluted earnings (loss) per share of common stock	$1.29	$0.96	$(0.86)

The accompanying Notes are an integral part of these Financial Statements.

PEPCO HOLDINGS, INC. (Parent Company)

BALANCE SHEETS

	As of December 31,
	2015	2014
	(millions of dollars, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$65
Prepayments of income taxes	171	152
Accounts receivable and other	18	9

Total Current Assets	189	226

INVESTMENTS AND OTHER ASSETS
Goodwill	1,398	1,398
Investment in consolidated companies	4,636	4,256
Other	127	82

Total Investments and Other Assets	6,161	5,736

TOTAL ASSETS	$6,350	$5,962

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term debt	$784	$287
Current portion of long-term debt	190	250
Interest and taxes accrued	10	9
Accounts payable due to associated companies	8	13

Total Current Liabilities	992	559

DEFERRED CREDITS

Notes payable due to subsidiary companies	498	494
Liabilities and accrued interest related to uncertain tax positions	—	4

Total Deferred Credits	498	498

LONG-TERM DEBT	264	454

COMMITMENTS AND CONTINGENCIES (NOTE 4)

PREFERRED STOCK
Series A preferred stock, $.01 par value – 18,000 shares authorized, 18,000 and 12,600 shares outstanding, respectively	183	129

EQUITY
Common stock, $.01 par value – 400,000,000 shares authorized, 254,289,261 and 252,728,684 shares outstanding, respectively	3	3
Premium on stock and other capital contributions	3,829	3,800
Accumulated other comprehensive loss	(36)	(46)
Retained earnings	617	565

Total Equity	4,413	4,322

TOTAL LIABILITIES AND EQUITY	$6,350	$5,962

The accompanying Notes are an integral part of these Financial Statements.

PEPCO HOLDINGS, INC. (Parent Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
OPERATING ACTIVITIES
Net income (loss)	$327	$242	$(212)
(Income) loss from discontinued operations, net of income taxes	(9)	—	322
Adjustments to reconcile net income to net cash from operating activities:
Distributions from related parties less than earnings	(74)	(149)	(127)
Deferred income taxes	(33)	(5)	(7)
Increase in fair value of preferred stock derivative	(15)	—	—
Other	13	18	—
Changes in:
Prepaid and other	6	13	2
Accounts payable	(1)	1	6
Interest and taxes	(23)	—	(141)
Other assets and liabilities	(22)	1	3

Net Cash From (Used By) Operating Activities	169	121	(154)

FINANCING ACTIVITIES
Dividends paid on common stock	(275)	(272)	(270)
Common stock issued for the Direct Stock Purchase and Dividend Reinvestment Plan and employee-related compensation	18	34	50
Issuances of common stock	—	—	324
Issuances of Series A preferred stock	54	126	—
Capital contributions to subsidiaries, net	(282)	(210)	(250)
Increase in notes payable due to associated companies	4	3	491
Reacquisitions of long-term debt	(250)	—	—
Issuances (repayments) of short-term debt, net	197	263	(240)
Borrowings under term loans	300	—	250
Repayments of term loans	—	—	(450)
Costs of issuances	—	—	(13)

Net Cash Used By Financing Activities	(234)	(56)	(108)

Net (Decrease) Increase In Cash and Cash Equivalents	(65)	65	(262)
Cash and Cash Equivalents at Beginning of Year	65	—	262

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$65	$—

The accompanying Notes are an integral part of these Financial Statements.

NOTES TO FINANCIAL INFORMATION

(1)	BASIS OF PRESENTATION

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

Pepco Holdings owns 100% of the common stock of all its significant subsidiaries.

(2)	NEWLY ADOPTED ACCOUNTING STANDARDS

Presentation of Debt Issuance Costs (Accounting Standards Codification (ASC) 835)

In April 2015, the Financial Accounting Standards Board issued new guidance for the presentation of debt issuance costs on the balance sheet. Debt issuance costs are currently required to be presented on the balance sheet as assets. However, under the new requirements, these debt issuance costs will be offset against the debt to which the costs relate. The new requirements are effective for PHI beginning January 1, 2016, and are required to be implemented on a retrospective basis for all periods presented; however, early adoption is permitted. PHI has elected to early adopt the new guidance in the fourth quarter of 2015. The table below illustrates the effects of the retrospective application on reported balances in PHI’s balance sheet as of December 31, 2014.

	December 31, 2014 As Filed	Reclassification ASC 835	December 31, 2014 As Adjusted
	(millions of dollars)

Other (within investments and other assets)	$84	$(2)	$82
Long-term debt	456	(2)	454

(3)	DEBT

For information concerning Pepco Holdings’ long-term debt obligations, see Note (10), “Debt,” to the consolidated financial statements of Pepco Holdings.

(4)	COMMITMENTS AND CONTINGENCIES

For information concerning Pepco Holdings’ material contingencies and guarantees, see Note (16), “Commitments and Contingencies” to the consolidated financial statements of Pepco Holdings.

Pepco Holdings guarantees the obligations of its wholly owned subsidiary, Pepco Energy Services, Inc. and its subsidiaries (Pepco Energy Services), under certain contracts in its energy savings performance contracting businesses and underground transmission and distribution construction business. At December 31, 2015, Pepco Holdings’ guarantees of Pepco Energy Services’ obligations under these contracts totaled $269 million. PHI also guarantees the obligations of Pepco Energy Services under surety bonds obtained by Pepco Energy Services for construction projects in these businesses. These guarantees totaled $177 million at December 31, 2015.

In addition, Pepco Holdings guarantees certain obligations of Potomac Electric Power Company (Pepco), Delmarva Power & Light Company (DPL), and Atlantic City Electric Company (ACE) under surety bonds obtained by these subsidiaries, for construction projects and self-insured workers compensation matters. These guarantees totaled $56 million at December 31, 2015.

Pepco Holdings, pursuant to an intercompany guarantee agreement with Potomac Capital Investment Corporation (PCI), guarantees certain intercompany obligations of PCI to its subsidiaries. This guarantee totaled $725 million at December 31, 2015.

(5)	INVESTMENT IN CONSOLIDATED COMPANIES

Pepco Holdings’ majority owned subsidiaries are recorded using the equity method of accounting. A breakout of the balance in Investment in consolidated companies is as follows:

	2015	2014
	(millions of dollars)
Conectiv, LLC (a)	$2,198	$1,984
Potomac Electric Power Company	2,240	2,087
Potomac Capital Investment Corporation	40	30
Pepco Energy Services, Inc.	155	153
PHI Service Company	3	2

Total investment in consolidated companies	$4,636	$4,256

(a)	Conectiv LLC, is the parent company of Delmarva Power & Light Company and Atlantic City Electric Company.

(6)	DISCONTINUED OPERATIONS

During 2015, the income from discontinued operations, net of income taxes, resulted from the Global Tax Settlement reached with the Internal Revenue Service which resolves tax matters related to PHI’s cross-border energy lease investments and is discussed further in Note (11), “Income Taxes” to the consolidated financial statements of Pepco Holdings.

During 2014, there was no activity related to PHI’s discontinued operations.

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

(7)	RELATED PARTY TRANSACTIONS

As of December 31, 2015 and 2014, PHI had the following balances on its balance sheets due (to) from related parties:

	2015	2014
	(millions of dollars)
(Payable to) Receivable from Related Party (current) (a)
Conectiv Communications, Inc.	$(4)	$(4)
PHI Service Company	(4)	(10)
Other	—	1

Total	$(8)	$(13)

Payable to Related Party (non-current) (b)
Potomac Capital Investment Corporation	$(498)	$(494)

Money Pool Balance (included in cash and cash equivalents)	$—	$65

(a)	Included in Accounts payable due to associated companies.
(b)	Included in Notes payable due to subsidiary companies.

(8)	DIVIDEND RESTRICTIONS

PHI, on a stand-alone basis, generates no operating income of its own. Accordingly, its ability to pay dividends to its shareholders depends on dividends received from its subsidiaries. In addition to their future financial performance, the ability of PHI’s direct and indirect subsidiaries to pay dividends is subject to limits imposed by: (i) state corporate laws, which impose limitations on the funds that can be used to pay dividends and, in the case of ACE, the regulatory requirement that it obtain the prior approval of the New Jersey Board of Public Utilities before dividends can be paid if its equity as a percent of its total capitalization, excluding securitization debt, falls below 30%; (ii) the prior rights of holders of mortgage bonds and other long-term debt issued by the subsidiaries, and any other restrictions imposed in connection with the incurrence of liabilities; and (iii) certain provisions of ACE’s charter that impose restrictions on payment of common stock dividends for the benefit of preferred stockholders. Pepco, DPL and ACE have no shares of preferred stock outstanding at December 31, 2015. Currently, the capitalization ratio limitation to which ACE is subject and the restriction in the ACE charter do not limit ACE’s ability to pay common stock dividends. As further described in Note (10), “Debt,” to the consolidated financial statements of Pepco Holdings, PHI, Pepco, DPL and ACE have restrictions on total indebtedness in relation to total capitalization under the credit facility.

PHI had approximately $617 million and $565 million of retained earnings free of restrictions at December 31, 2015 and 2014, respectively. These amounts represent the total retained earnings balances at those dates. The amount of restricted net assets for PHI’s consolidated subsidiaries at December 31, 2015 is $2,633 million.

Schedule II, Valuation and Qualifying Accounts, for each registrant is submitted below.

Pepco Holdings, Inc.

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
		(millions of dollars)

Year Ended December 31, 2015 Allowance for uncollectible accounts - customer and other accounts receivable	$40	$59	$5	$(48)	$56

Year Ended December 31, 2014 Allowance for uncollectible accounts - customer and other accounts receivable	$38	$46	$9	$(53)	$40

Year Ended December 31, 2013 Allowance for uncollectible accounts - customer and other accounts receivable	$34	$37	$5	$(38)	$38

(a)	Collection of accounts previously written off.
(b)	Uncollectible accounts written off.

Potomac Electric Power Company

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
		(millions of dollars)

Year Ended December 31, 2015 Allowance for uncollectible accounts - customer and other accounts receivable	$16	$20	$1	$(20)	$17

Year Ended December 31, 2014 Allowance for uncollectible accounts - customer and other accounts receivable	$16	$17	$2	$(19)	$16

Year Ended December 31, 2013 Allowance for uncollectible accounts - customer and other accounts receivable	$13	$15	$1	$(13)	$16

(a)	Collection of accounts previously written off.
(b)	Uncollectible accounts written off.

Delmarva Power & Light Company

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(millions of dollars)

Year Ended December 31, 2015 Allowance for uncollectible accounts - customer and other accounts receivable	$11	$20	$2	$(16)	$17

Year Ended December 31, 2014 Allowance for uncollectible accounts - customer and other accounts receivable	$12	$13	$4	$(18)	$11

Year Ended December 31, 2013 Allowance for uncollectible accounts - customer and other accounts receivable	$9	$11	$1	$(9)	$12

(a)	Collection of accounts previously written off.
(b)	Uncollectible accounts written off.

Atlantic City Electric Company

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions(b)	Balance at End of Period
	(millions of dollars)

Year Ended December 31, 2015 Allowance for uncollectible accounts - customer and other accounts receivable	$9	$18	$2	$(12)	$17

Year Ended December 31, 2014 Allowance for uncollectible accounts - customer and other accounts receivable	$10	$12	$3	$(16)	$9

Year Ended December 31, 2013 Allowance for uncollectible accounts - customer and other accounts receivable	$11	$11	$3	$(15)	$10

(a)	Collection of accounts previously written off.
(b)	Uncollectible accounts written off.

3.	EXHIBITS

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

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

2.1	PHI Pepco DPL ACE	Agreement and Plan of Merger, dated as of April 29, 2014, among PHI, Exelon Corporation and Purple Acquisition Corp.	Exh. 2.1 to PHI’s Form 8-K, 4/30/14.

2.2	PHI Pepco DPL ACE	Amended and Restated Agreement and Plan of Merger, dated as of July 18, 2014, among PHI, Exelon Corporation and Purple Acquisition Corp.	Exh. 2.1 to PHI’s Form 8-K, 7/21/14.

2.3	PHI	Extension Letter, dated July 29, 2015	Exh. 2.1 to PHI’s Form 8-K, 7/29/15.

2.4	PHI	Letter Agreement, dated as of October 6, 2015, among PHI, Exelon Corporation and Purple Acquisition Corp.	Exh. 2 to PHI’s Form 8-K, dated 10/6/15.

2.5	PHI	Subscription Agreement, dated as of April 29, 2014, between PHI and Exelon Corporation	Exh. 2.2 to PHI’s Form 8-K, 4/30/14.

3.1	PHI	Restated Certificate of Incorporation (filed in Delaware 6/2/05)	Exh. 3.1 to PHI’s Form 10-K, 3/13/06.

3.2	PHI	Certificate of Designation for Series A Non-Voting Non-Convertible Preferred Stock (filed in Delaware 4/30/14)	Exh. 3.1 to PHI’s Form 8-K, 4/30/14.

3.3	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in the District of Columbia)	Exh. 3.1 to Pepco’s Form 10-Q, 5/5/06.

3.4	Pepco	Restated Articles of Incorporation and Articles of Restatement (as filed in Virginia)	Exh. 3.3 to PHI’s Form 10-Q, 11/4/11.

3.5	DPL	Articles of Restatement of Certificate and Articles of Incorporation (filed in Delaware and Virginia 02/22/07)	Exh. 3.3 to DPL’s Form 10-K, 3/1/07.

3.6	ACE	Restated Certificate of Incorporation (filed in New Jersey 8/09/02)	Exh. B.8.1 to PHI’s Amendment No. 1 to Form U5B, 2/13/03.

3.7	PHI	Bylaws	Exh. 3 to PHI’s Form 8-K, 10/7/15.

3.8	Pepco	Bylaws	Exh. 3.2 to Pepco’s Form 10-Q, 5/5/06.

3.9	DPL	Bylaws	Exh. 3.2.1 to DPL’s Form 10-Q, 5/9/05.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

3.10	ACE	Bylaws	Exh. 3.2.2 to ACE’s Form 10-Q, 5/9/05.

4.1	PHI Pepco	Mortgage and Deed of Trust, dated July 1, 1936, of Pepco to The Bank of New York Mellon as successor trustee, securing First Mortgage Bonds of Pepco, and Supplemental Indenture dated July 1, 1936	Exh. B-4 to First Amendment, 6/19/36, to Pepco’s Registration Statement No. 2-2232.

Supplemental Indentures, to the aforesaid Mortgage and Deed of Trust, dated as of

		December 10, 1939	Exh. B to Pepco’s Form 8-K, 1/3/40.

		July 15, 1942	Exh. B-1 to Amendment No. 2, 8/24/42, and B-3 to Post-Effective Amendment, 8/31/42, to Pepco’s Registration Statement No. 2-5032.

		October 15, 1947	Exh. A to Pepco’s Form 8-K, 12/8/47.

		December 31, 1948	Exh. A-2 to Pepco’s Form 10-K, 4/13/49.

		December 31, 1949	Exh. (a)-1 to Pepco’s Form 8-K, 2/8/50.

		February 15, 1951	Exh. (a) to Pepco’s Form 8-K, 3/9/51.

		February 16, 1953	Exh. (a)-1 to Pepco’s Form 8-K, 3/5/53.

		March 15, 1954 and March 15, 1955	Exh. 4-B to Pepco’s Registration Statement No. 2-11627, 5/2/55.

		March 15, 1956	Exh. C to Pepco’s Form 10-K, 4/4/56.

		April 1, 1957	Exh. 4-B to Pepco’s Registration Statement No. 2-13884, 2/5/58.

		May 1, 1958	Exh. 2-B to Pepco’s Registration Statement No. 2-14518, 11/10/58.

		May 1, 1959	Exh. 4-B to Amendment No. 1, 5/13/59, to Pepco’s Registration Statement No. 2-15027.

		May 2, 1960	Exh. 2-B to Pepco’s Registration Statement No. 2-17286, 11/9/60.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		April 3, 1961	Exh. A-1 to Pepco’s Form 10-K, 4/24/61.

		May 1, 1962	Exh. 2-B to Pepco’s Registration Statement No. 2-21037, 1/25/63.

		May 1, 1963	Exh. 4-B to Pepco’s Registration Statement No. 2-21961, 12/19/63.

		April 23, 1964	Exh. 2-B to Pepco’s Registration Statement No. 2-22344, 4/24/64.

		May 3, 1965	Exh. 2-B to Pepco’s Registration Statement No. 2-24655, 3/16/66.

		June 1, 1966	Exh. 1 to Pepco’s Form 10-K, 4/11/67.

		April 28, 1967	Exh. 2-B to Post-Effective Amendment No. 1 to Pepco’s Registration Statement No. 2-26356, 5/3/67.

		July 3, 1967	Exh. 2-B to Pepco’s Registration Statement No. 2-28080, 1/25/68.

		May 1, 1968	Exh. 2-B to Pepco’s Registration Statement No. 2-31896, 2/28/69.

		June 16, 1969	Exh. 2-B to Pepco’s Registration Statement No. 2-36094, 1/27/70.

		May 15, 1970	Exh. 2-B to Pepco’s Registration Statement No. 2-38038, 7/27/70.

		September 1, 1971	Exh. 2-C to Pepco’s Registration Statement No. 2-45591, 9/1/72.

		June 17, 1981	Exh. 2 to Amendment No. 1 to Pepco’s Form 8-A, 6/18/81.

		November 1, 1985	Exh. 2B to Pepco’s Form 8-A, 11/1/85.

		September 16, 1987	Exh. 4-B to Pepco’s Registration Statement No. 33-18229, 10/30/87.

		May 1, 1989	Exh. 4-C to Pepco’s Registration Statement No. 33-29382, 6/16/89.

		May 21, 1991	Exh. 4 to Pepco’s Form 10-K, 3/27/92.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		May 7, 1992	Exh. 4 to Pepco’s Form 10-K, 3/26/93.

		September 1, 1992	Exh. 4 to Pepco’s Form 10-K, 3/26/93.

		November 1, 1992	Exh. 4 to Pepco’s Form 10-K, 3/26/93.

		July 1, 1993	Exh. 4.4 to Pepco’s Registration Statement No. 33-49973, 8/11/93.

		February 10, 1994	Exh. 4 to Pepco’s Form 10-K, 3/25/94.

		February 11, 1994	Exh. 4 to Pepco’s Form 10-K, 3/25/94.

		October 2, 1997	Exh. 4 to Pepco’s Form 10-K, 3/26/98.

		November 17, 2003	Exh. 4.1 to Pepco’s Form 10-K, 3/11/04.

		March 16, 2004	Exh. 4.3 to Pepco’s Form 8-K, 3/23/04.

		May 24, 2005	Exh. 4.2 to Pepco’s Form 8-K, 5/26/05.

		April 1, 2006	Exh. 4.1 to Pepco’s Form 8-K, 4/17/06.

		November 13, 2007	Exh. 4.2 to Pepco’s Form 8-K, 11/15/07.

		March 24, 2008	Exh. 4.1 to Pepco’s Form 8-K, 3/28/08.

		December 3, 2008	Exh. 4.2 to Pepco’s Form 8-K, 12/8/08.

		March 28, 2012	Exh. 4.2 to Pepco’s Form 8-K, 3/29/12.

		March 11, 2013	Exh. 4.2 to Pepco’s Form 8-K, 3/12/13.

		November 14, 2013	Exh. 4.2 to Pepco’s Form 8-K, 11/15/13.

		March 11, 2014	Exh. 4.2 to Pepco’s Form 8-K, 3/12/14.

		March 9, 2015	Exh. 4.3 to Pepco’s Form 8-K, 3/10/15.

4.2	PHI Pepco	Indenture, dated as of July 28, 1989, between Pepco and The Bank of New York Mellon, Trustee, with respect to Pepco’s Medium-Term Note Program	Exh. 4 to Pepco’s Form 8-K, 6/21/90.

4.3	PHI Pepco	Senior Note Indenture, dated November 17, 2003 between Pepco and The Bank of New York Mellon	Exh. 4.2 to Pepco’s Form 8-K, 11/21/03.

		Supplemental Indenture, to the aforesaid Senior Note Indenture, dated March 3, 2008	Exh. 4.3 to Pepco’s Form 10-K, 3/2/09.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

4.4	PHI DPL	Mortgage and Deed of Trust of Delaware Power & Light Company to The Bank of New York Mellon (ultimate successor to the New York Trust Company), as trustee, dated as of October 1, 1943 and copies of the First through Sixty-Eighth Supplemental Indentures thereto	Exh. 4-A to DPL’s Registration Statement No. 33-1763, 11/27/85.

		Sixty-Ninth Supplemental Indenture	Exh. 4-B to DPL’s Registration Statement No. 33-39756, 4/03/91.

		Seventieth through Seventy-Fourth Supplemental Indentures	Exhs. 4-B to DPL’s Registration Statement No. 33-24955, 10/13/88.

		Seventy-Fifth through Seventy-Seventh Supplemental Indentures	Exhs. 4-D, 4-E and 4-F to DPL’s Registration Statement No. 33-39756, 4/03/91.

		Seventy-Eighth and Seventy-Ninth Supplemental Indentures	Exhs. 4-E and 4-F to DPL’s Registration Statement No. 33-46892, 4/1/92.

		Eightieth Supplemental Indenture	Exh. 4 to DPL’s Registration Statement No. 33-49750, 7/17/92.

		Eighty-First Supplemental Indenture	Exh. 4-G to DPL’s Registration Statement No. 33-57652, 1/29/93.

		Eighty-Second Supplemental Indenture	Exh. 4-H to DPL’s Registration Statement No. 33-63582, 5/28/93.

		Eighty-Third Supplemental Indenture	Exh. 99 to DPL’s Registration Statement No. 33-50453, 10/1/93.

		Eighty-Fourth through Eighty-Eighth Supplemental Indentures	Exhs. 4-J, 4-K, 4-L, 4-M and 4-N to DPL’s Registration Statement No. 33-53855, 1/30/95.

		Eighty-Ninth and Ninetieth Supplemental Indentures	Exhs. 4-K and 4-L to DPL’s Registration Statement No. 333-00505, 1/29/96.

		Ninety-First Supplemental Indenture	Exh. 4.L to DPL’s Registration Statement No. 333-24059, 3/27/97.

		Ninety-Second Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Third Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Fourth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		Ninety-Fifth Supplemental Indenture	Exh. 4-K to DPL’s Post Effective Amendment No. 1 to Registration Statement No. 333-145691-02, 11/18/08.

		Ninety-Sixth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Seventh Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Eighth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		Ninety-Ninth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundredth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and First Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and Second Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and Third Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and Fourth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/24/12.

		One Hundred and Fifth Supplemental Indenture	Exh. 4.4 to DPL’s Form 8-K, 10/1/09.

		One Hundred and Sixth Supplemental Indenture	Exh. 4.4 to DPL’s Form 10-K, 2/25/11.

		One Hundred and Seventh Supplemental Indenture	Exh. 4.2 to DPL’s Form 10-Q, 8/3/11.

		One Hundred and Eighth Supplemental Indenture	Exh. 4.2 to DPL’s Form 8-K, 6/3/11.

		One Hundred and Ninth Supplemental Indenture	Exh. 4.3 to DPL’s Form 10-Q, 8/7/12.

		One Hundred and Tenth Supplemental Indenture	Exh. 4.2 to DPL’s Form 8-K, 6/20/12.

		One Hundred and Eleventh Supplemental Indenture	Exh. 4.1 to DPL’s Form 10-Q, 8/6/13.

		One Hundred and Twelfth Supplemental Indenture	Exh. 4.2 to DPL’s Form 8-K, 11/8/13.

		One Hundred and Thirteenth Supplemental Indenture	Exhibit 4.4 to DPL’s Form 10-K, 2/27/15.

		One Hundred and Fourteenth Supplemental Indenture	Exh. 4.3 to DPL’s Form 8-K, 6/3/14.

		One Hundred and Fifteenth Supplemental Indenture	Filed herewith.

		One Hundred and Sixteenth Supplemental Indenture	Exh. 4.2 to DPL’s Form 8-K, 5/5/15.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

4.5	PHI DPL	Indenture between DPL and The Bank of New York Mellon Trust Company, N.A. (ultimate successor to Manufacturers Hanover Trust Company), as trustee, dated as of November 1, 1988	Exh. No. 4-G to DPL’s Registration Statement No. 33-46892, 4/1/92.

4.6	PHI ACE	Mortgage and Deed of Trust, dated January 15, 1937, between ACE and The Bank of New York Mellon (formerly Irving Trust Company), as trustee	Exh. 2(a) to ACE’s Registration Statement No. 2-66280, 12/21/79.

Supplemental Indentures, to the aforesaid Mortgage and Deed of Trust, dated as of -

		June 1, 1949	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		July 1, 1950	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		November 1, 1950	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		March 1, 1952	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		January 1, 1953	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		March 1, 1954	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		March 1, 1955	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		January 1, 1957	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		April 1, 1958	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		April 1, 1959	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		March 1, 1961	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		July 1, 1962	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		March 1, 1963	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		February 1, 1966	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		April 1, 1970	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		September 1, 1970	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		May 1, 1971	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		April 1, 1972	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		June 1, 1973	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		January 1, 1975	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		May 1, 1975	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		December 1, 1976	Exh. 2(b) to ACE’s Registration Statement No. 2-66280, 12/21/79.

		January 1, 1980	Exh. 4(e) to ACE’s Form 10-K, 3/25/81.

		May 1, 1981	Exh. 4(a) to ACE’s Form 10-Q, 8/10/81.

		November 1, 1983	Exh. 4(d) to ACE’s Form 10-K, 3/30/84.

		April 15, 1984	Exh. 4(a) to ACE’s Form 10-Q, 5/14/84.

		July 15, 1984	Exh. 4(a) to ACE’s Form 10-Q, 8/13/84.

		October 1, 1985	Exh. 4 to ACE’s Form 10-Q, 11/12/85.

		May 1, 1986	Exh. 4 to ACE’s Form 10-Q, 5/12/86.

		July 15, 1987	Exh. 4(d) to ACE’s Form 10-K, 3/28/88.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

		October 1, 1989	Exh. 4(a) to ACE’s Form 10-Q for quarter ended 9/30/89.

		March 1, 1991	Exh. 4(d)(1) to ACE’s Form 10-K, 3/28/91.

		May 1, 1992	Exh. 4(b) to ACE’s Registration Statement No. 33-49279, 1/6/93.

		January 1, 1993	Exh. 4.05(hh) to ACE’s Registration Statement No. 333-108861, 9/17/03.

		August 1, 1993	Exh. 4(a) to ACE’s Form 10-Q, 11/12/93.

		September 1, 1993	Exh. 4(b) to ACE’s Form 10-Q, 11/12/93.

		November 1, 1993	Exh. 4(c)(1) to ACE’s Form 10-K, 3/29/94.

		June 1, 1994	Exh. 4(a) to ACE’s Form 10-Q, 8/14/94.

		October 1, 1994	Exh. 4(a) to ACE’s Form 10-Q, 11/14/94.

		November 1, 1994	Exh. 4(c)(1) to ACE’s Form 10-K, 3/21/95.

		March 1, 1997	Exh. 4(b) to ACE’s Form 8-K, 3/24/97.

		April 1, 2004	Exh. 4.3 to ACE’s Form 8-K, 4/6/04.

		August 10, 2004	Exh. 4 to PHI’s Form 10-Q, 11/8/04.

		March 8, 2006	Exh. 4 to ACE’s Form 8-K, 3/17/06.

		November 6, 2008	Exh. 4.2 to ACE’s Form 8-K, 11/10/08.

		March 29, 2011	Exh. 4.2 to ACE’s Form 8-K, 4/1/11.

		August 18, 2014	Exh. 4.2 to ACE’s Form 8-K, 8/19/14.

		December 1, 2015	Exh. 4.2 to ACE’s Form 8-K, 12/2/15.

4.7	PHI ACE	Indenture, dated as of March 1, 1997 between ACE and The Bank of New York Mellon, as trustee	Exh. 4(e) to ACE’s Form 8-K, 3/24/97.

4.8	PHI ACE	Senior Note Indenture, dated as of April 1, 2004, with The Bank of New York Mellon, as trustee	Exh. 4.2 to ACE’s Form 8-K, 4/6/04.

4.9	PHI ACE	Indenture, dated as of December 19, 2002 between Atlantic City Electric Transition Funding LLC (ACE Funding) and The Bank of New York Mellon, as trustee	Exh. 4.1 to ACE Funding’s Form 8-K, 12/23/02.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

4.10	PHI ACE	2002-1 Series Supplement, dated as of December 19, 2002 between ACE Funding and The Bank of New York Mellon, as trustee	Exh. 4.2 to ACE Funding’s Form 8-K, 12/23/02.

4.11	PHI ACE	2003-1 Series Supplement, dated as of December 23, 2003 between ACE Funding and The Bank of New York Mellon, as trustee	Exh. 4.2 to ACE Funding’s Form 8-K, 12/23/03.

4.12	PHI	Indenture, dated September 6, 2002, between PHI and The Bank of New York Mellon, as trustee	Exh. 4.03 to PHI’s Registration Statement No. 333-100478, 10/10/02.

4.13	PHI Pepco DPL ACE	Corporate Commercial Paper – Master Note	Exh. 4.13 to PHI’s Form 10-K, 2/24/12.

4.14	PHI	Certificate of Series A Non-Voting Non-Convertible Preferred Stock	Exh. 4.1 to PHI’s Form 8-K, 4/30/14.

10.1	ACE	Bondable Transition Property Sale Agreement, dated as of December 19, 2002, between ACE Funding and ACE	Exh. 10.1 to ACE Funding’s Form 8-K, 12/23/02.

10.2	ACE	Bondable Transition Property Servicing Agreement, dated as of December 19, 2002, between ACE Funding and ACE	Exh. 10.2 to ACE Funding’s Form 8-K, 12/23/02.

10.3	PHI	Purchase Agreement, dated as of April 20, 2010, by and among PHI, Conectiv, LLC, Conectiv Energy Holding Company, LLC and New Development Holdings, LLC	Exh. 2.1 to PHI’s Form 8-K, 7/8/10.

10.4	Pepco	Purchase Agreement, dated March 11, 2014, among Pepco and J.P. Morgan Securities LLC, RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	Exh. 1.1 to Pepco’s Form 8-K, 3/12/14.

10.5	Pepco	Purchase Agreement, dated March 9, 2015, among Pepco and BNY Mellon Capital Markets, LLC, Morgan Stanley & Co. LLC, and RBS Securities Inc., as representatives of the several underwriters named therein	Exh. 1.1 to Pepco’s Form 8-K, 3/10/15.

10.6	DPL	Purchase Agreement, dated June 2, 2014, among DPL, Morgan Stanley & Co. LLC and SunTrust Robinson Humphrey, Inc., as representatives of the several underwriters named therein	Exh. 1.1 to DPL’s Form 8-K, 6/3/14.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.7	DPL	Purchase Agreement, May 4, 2015, among DPL and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Scotia Capital (USA) Inc., as representatives of the several underwriters named therein	Exh. 1.1 to DPL’s Form 8-K, 5/5/15.

10.8	ACE	Purchase Agreement, dated August 18, 2014, among ACE, and each of Barclays Capital Inc. and KeyBanc Capital Markets Inc., as representatives of the several underwriters named therein	Exh. 1.1 to ACE’s Form 8-K, 8/19/14.

10.9	ACE	Bond Purchase Agreement, dated December 1, 2015, among ACE and the purchasers signatory thereto	Exh. 1.1 to ACE’s Form 8-K, 12/2/15.

10.10	ACE	$100,000,000 Term Loan Agreement by and among ACE, KeyBank National Association, as Administrative Agent, SunTrust Bank, as Documentation Agent, and the Lenders Party Thereto, dated May 10, 2013	Exh. 10 to ACE’s Form 8-K, 5/10/13.

10.11	PHI	$250,000,000 Term Loan Agreement by and among PHI, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Nova Scotia, as Documentation Agent, and the Lenders Party Thereto, dated March 28, 2013	Exh. 10 to PHI’s Form 8-K, 3/28/13.

10.12	PHI	$300,000,000 Term Loan Agreement by and among PHI, The Bank of Nova Scotia, as Administrative Agent, and the lenders party thereto, dated July 30, 2015	Exh. 10 to PHI’s Form 8-K, 7/30/15.

10.13	PHI	First Amendment to Term Loan Agreement, dated as of October 29, 2015, by and among PHI, The Bank of Nova Scotia, as Administrative Agent, and the lenders party thereto	Exh. 10.2 to PHI’s Form 8-K, 10/29/15.

10.14	PHI	$500,000,000 Term Loan Agreement by and among PHI, The Bank of Nova Scotia, as Administrative Agent, and the lenders party thereto, dated January 13, 2016	Exh. 10 to PHI’s Form 8-K, 1/14/16.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.15	PHI Pepco DPL ACE	Second Amended and Restated Credit Agreement, dated as of August 1, 2011, by and among PHI, Pepco, DPL and ACE, the lenders party thereto, Wells Fargo Bank, National Association, as agent, issuer and swingline lender, Bank of America, N.A., as syndication agent and issuer, The Royal Bank of Scotland plc and Citicorp USA, Inc., as co-documentation agents, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as active joint lead arrangers and joint book runners, and Citigroup Global Markets Inc. and RBS Securities, Inc. as passive joint lead arrangers and joint book runners	Exh. 10.1 to PHI’s Form 10-Q, 8/3/11.

10.15.1	PHI Pepco DPL ACE	First Amendment, dated as of August 2, 2012, to Second Amended and Restated Credit Agreement, dated as of August 1, 2011, by and among PHI, Pepco, DPL and ACE, the various financial institutions party thereto, Wells Fargo Bank, National Association, as agent, issuer of letters of credit and swingline lender, Bank of America, N.A., as syndication agent and issuer of letters of credit, and The Royal Bank of Scotland plc and Citibank, N.A., as co-documentation agents	Exh. 10.25.1 to PHI’s Form 10-K, 3/1/13.

10.15.2	PHI Pepco DPL ACE	Amendment and Consent to Second Amended and Restated Credit Agreement, dated as of May 20, 2014, by and among PHI, Pepco, DPL, ACE, the various financial institutions from time to time party thereto, Bank of America, N.A. and Wells Fargo Bank, National Association.	Exh. 10.1 to PHI’s Form 8-K, 5/20/14.

10.15.3	PHI Pepco DPL ACE	Third Amendment to Second Amended and Restated Credit Agreement, dated as of May 1, 2015, by and among PHI, Pepco, DPL, ACE, the various financial institutions from time to time party thereto, Bank of America, N.A. and Wells Fargo Bank, National Association.	Exhibit 10.1 to PHI’s Form 8-K, 5/1/15.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.15.4	PHI Pepco DPL ACE	Consent, dated as of October 29, 2015, by and among PHI, Pepco, DPL, ACE, the various financial institutions from time to time party thereto, Bank of America, N.A. and Wells Fargo Bank, National Association.	Exh. 10.1 to PHI’s Form 8-K, 10/29/15.

10.16	DPL	Reoffering Agreement, dated May 18, 2011, by and among DPL and Morgan Stanley & Co. Incorporated, as remarketing agent, and Morgan Stanley & Co. Incorporated, as underwriter	Exh. 1.1 to DPL’s Form 8-K, 6/3/11.

10.17	PHI Pepco DPL ACE	Form of Issuing and Paying Agency Agreement, dated August 28, 2014, between Bank of America, National Association, and each Reporting Company	Exh. 10.14 to PHI’s Form 10-K, 2/27/15.

10.18	PHI	Employment Agreement of Joseph M. Rigby, dated December 20, 2011 (including forms of Restricted Stock Unit Award Agreements contained therein)*	Exh. 10 to PHI’s Form 8-K, 12/27/11.

10.18.1	PHI	Amendment to the 2013 Performance-Based Restricted Stock Unit Award Agreement, effective as of October 25, 2013*	Exh. 10.2 to PHI’s Form 8-K, 10/25/13.

10.19	PHI	Employment Extension Agreement, by and between PHI and Joseph M. Rigby, effective April 29, 2014*	Exh. 10.1 to PHI’s Form 8-K, 5/2/14.

10.19.1	PHI	Amendment to Pepco Holdings, Inc. Amended and Restated Annual Executive Incentive Compensation Plan*	Exh. 10.19.1 to PHI’s Form 10-K, 2/27/15.

10.20	PHI	Letter Agreement between Pepco Holdings, Inc. and Frederick J. Boyle*	Exh. 10 to PHI’s Form 8-K, 3/26/12.

10.21	PHI	Employment Agreement, dated September 7, 2012, by and between PHI and Kevin C. Fitzgerald (including forms of Restricted Stock Unit Award Agreements contained therein)*	Exh. 10.1 to PHI’s Form 10-Q, 11/6/12.

10.22	PHI	Extension Agreement, dated as of September 11, 2015, by and between PHI and Kevin C. Fitzgerald*	Exh. 10 to PHI’s Form 8-K, 9/11/15.

10.23	PHI	Pepco Holdings, Inc. Amended and Restated Annual Executive Incentive Compensation Plan*	Exh. 10.30.1 to PHI’s Form 10-K, 2/24/12.

10.24	PHI	Pepco Holdings, Inc. Long-Term Incentive Plan (as amended and restated)*	Exh. 10.5 to PHI’s Form 10-K, 3/2/09.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.24.1	PHI	Amendment to the Pepco Holdings, Inc. Long-Term Incentive Plan*	Exh. 10.2.1 to PHI’s Form 10-K, 2/24/12.

10.25	PHI	Pepco Holdings, Inc. 2012 Long-Term Incentive Plan*	Exh. 10.10 to PHI’s Form 10-K, 3/1/13.

10.25.1	PHI	Amendment to Pepco Holdings, Inc. 2012 Long-Term Incentive Plan, effective as of March 28, 2014*	Exh. 10.2.2 to PHI’s Form 10-Q, 5/7/14.

10.25.2	PHI	Second Amendment to Pepco Holdings, Inc. 2012 Long-Term Incentive Plan*	Exh. 10.21.2 to PHI’s Form 10-K, 2/27/15.

10.26	PHI	Form of Restricted Stock Unit Agreement (Director Award) under the PHI 2012 Long-Term Incentive Plan*	Exh. 10.4 to PHI’s Form 10-Q, 8/7/12.

10.27	PHI	Form of 2014 Restricted Stock Unit Agreement (Time-Vested) under the PHI 2012 Long-Term Incentive Plan*	Exh. 10.3 to PHI’s Form 10-Q, 5/7/14.

10.28	PHI	Form of 2015 Restricted Stock Unit Agreement (Time-Vested) under the PHI 2012 Long-Term Incentive Plan*	Exh. 10.4 to PHI’s Form 10-Q, 5/1/15.

10.29	PHI	Form of 2014 Restricted Stock Unit Agreement (Time-Vested) under the PHI 2012 Long-Term Incentive Plan for Joseph M. Rigby*	Exh. 10.4 to PHI’s Form 10-Q, 5/7/14.

10.30	PHI	Form of 2015 Restricted Stock Unit Agreement (Time-Vested) under the PHI 2012 Long-Term Incentive Plan for Joseph M. Rigby*	Exh. 10.5 to PHI’s Form 10-Q, 5/1/15.

10.31	PHI	Form of 2014 Restricted Stock Unit Agreement (Time-Vested) under the PHI 2012 Long-Term Incentive Plan for Kevin C. Fitzgerald*	Exh. 10.5 to PHI’s Form 10-Q, 5/7/14.

10.32	PHI	Form of 2015 Restricted Stock Unit Agreement (Time-Vested) under the PHI 2012 Long-Term Incentive Plan for Kevin C. Fitzgerald*	Exh. 10.6 to PHI’s Form 10-Q, 5/1/15.

10.33	PHI	Form of 2014 Restricted Stock Unit Agreement (Performance-Based/162(m)) under the PHI 2012 Long-Term Incentive Plan*	Exh. 10.6 to PHI’s Form 10-Q, 5/7/14.

10.34	PHI	Form of 2014 Restricted Stock Unit Agreement (Performance-Based/162(m)) under the PHI 2012 Long-Term Incentive Plan for Joseph M. Rigby*	Exh. 10.7 to PHI’s Form 10-Q, 5/7/14.

10.35	PHI	Form of 2014 Restricted Stock Unit Agreement (Performance-Based/162(m)) under the PHI 2012 Long-Term Incentive Plan for Kevin C. Fitzgerald*	Exh. 10.8 to PHI’s Form 10-Q, 5/7/14.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.36	PHI	Form of 2014 Restricted Stock Unit Agreement (Performance-Based/Non-162(m)) under the PHI 2012 Long-Term Incentive Plan*	Exh. 10.9 to PHI’s Form 10-Q, 5/7/14.

10.37	PHI	Form of Restricted Stock Award Agreement (Performance-Based/162(m)) under the 2012 Long-Term Incentive Plan*	Exh. 10.2 to PHI’s Form 10-Q, 10/31/14.

10.38	PHI	Pepco Holdings, Inc. Second Revised and Restated Executive and Director Deferred Compensation Plan*	Exh. 10.31.1 to PHI’s Form 10-K, 2/24/12.

10.39	PHI Pepco	Potomac Electric Power Company Director and Executive Deferred Compensation Plan*	Exh. 10.22 to PHI’s Form 10-K, 3/28/03.

10.40	PHI	Conectiv Deferred Compensation Plan*	Exh. 10.1 to PHI’s Form 10-Q, 8/6/04.

10.41	PHI	Form of 2015 Non-Management Director Compensation Election Agreement*	Exh. 10.42 to PHI’s Form 10-K, 2/27/15.

10.42	PHI	Form of 2015 Executive and Director Deferred Compensation Plan Executive Deferral Agreement*	Exh. 10.44 to PHI’s Form 10-K, 2/27/15.

10.43	PHI	Form of 2016 Executive and Director Deferred Compensation Plan Executive Deferral Agreement*	Filed herewith.

10.44	PHI	Non-Management Director Compensation Arrangements*	Exh. 10.13 to PHI’s Form 10-K, 3/1/13.

10.45	PHI Pepco	Change-in-Control Severance Plan for Certain Executive Employees*	Exh. 10.25 to PHI’s Form 10-K, 3/2/09.

10.45.1	PHI Pepco	Amended and Restated Change in Control / Severance Plan for Certain Executive Employees*	Exh. 10 to PHI’s Form 8-K, 7/31/13.

10.46	PHI	Pepco Holdings, Inc. Combined Executive Retirement Plan*	Exh. 10.28 to PHI’s Form 10-K, 3/2/09.

10.46.1	PHI	Amendment to the Pepco Holdings, Inc. Combined Executive Retirement Plan*	Exh. 10.3 to PHI’s Form 10-Q, 8/3/11.

10.47	PHI	The Pepco Holdings, Inc. 2011 Supplemental Executive Retirement Plan*	Exh. 10.2 to PHI’s Form 10-Q, 8/3/11.

10.48	PHI DPL ACE	Conectiv Supplemental Executive Retirement Plan*	Exh. 10.10 to PHI’s Form 10-K, 3/2/09.

10.48.1	PHI DPL ACE	Amendment to the Conectiv Supplemental Executive Retirement Plan*	Exh. 10.4 to PHI’s Form 10-Q, 8/3/11.

10.49	PHI	PHI Named Executive Officer 2015 Compensation Determinations*	Exh. 10.51 to PHI’s Form 10-K, 2/27/15.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

10.50	PHI	PHI Named Executive Officer 2016 Compensation Determinations and Other Compensation Information*	Filed herewith.

10.51	PHI	Restricted Stock Award Agreement, by and between PHI and Joseph M. Rigby, effective April 30, 2014 (Immediate Vesting) *	Exh. 10.2 to PHI’s Form 8-K, 5/2/14.

10.52	PHI	Restricted Stock Award Agreement, by and between PHI and Joseph M. Rigby, effective April 30, 2014*	Exh. 10.3 to PHI’s Form 8-K, 5/2/14.

10.53	PHI	Pepco Holdings, Inc. 2014 Management Employee Severance Plan*	Exh. 10.4 to PHI’s Form 8-K, 5/2/14.

10.54	Pepco	Asset Purchase and Sale Agreement for Generating Plants and Related Assets, dated as of June 7, 2000, by and between Pepco and Southern Energy, Inc.	Exh. 10 to Pepco’s Form 8-K, 6/13/00.

10.54.1	Pepco	Amendment No. 1 to the Asset Purchase and Sale Agreement for Generating Plants and Related Assets, dated September 18, 2000, by and between Pepco and Southern Energy, Inc.	Exh. 10.1 to Pepco’s Form 8-K, 12/9/00.

10.54.2	Pepco	Amendment No. 2 to the Asset Purchase and Sale Agreement for Generating Plants and Related Assets, dated December 19, 2000, by and between Pepco and Southern Energy, Inc.	Exh. 10.2 to Pepco’s Form 8-K, 12/9/00.

11	PHI	Statements Re: Computation of Earnings Per Common Share	**

12.1	PHI	Statements Re: Computation of Ratios	Filed herewith.

12.2	Pepco	Statements Re: Computation of Ratios	Filed herewith.

12.3	DPL	Statements Re: Computation of Ratios	Filed herewith.

12.4	ACE	Statements Re: Computation of Ratios	Filed herewith.

21	PHI	Subsidiaries of the Registrant	Filed herewith.

23.1	PHI	Consent of Independent Registered Public Accounting Firm	Filed herewith.

23.2	Pepco	Consent of Independent Registered Public Accounting Firm	Filed herewith.

23.3	DPL	Consent of Independent Registered Public Accounting Firm	Filed herewith.

23.4	ACE	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

Exhibit No.	Registrant(s)	Description of Exhibit	Reference

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer	Filed herewith.

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer	Filed herewith.

99	PHI	Audit Committee Policy on the Approval of Services Provided By the Independent Auditor	Filed herewith.

101. INS	PHI Pepco DPL ACE	XBRL Instance Document	Filed herewith.

101. SCH	PHI Pepco DPL ACE	XBRL Taxonomy Extension Schema Document	Filed herewith.

101. CAL	PHI Pepco DPL ACE	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101. DEF	PHI Pepco DPL ACE	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101. LAB	PHI Pepco DPL ACE	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	PHI Pepco DPL ACE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Management contract or compensatory plan or arrangement.
**	The information required by this Exhibit is set forth in Note (12), “Stock-Based Compensation, Dividend Restrictions and Calculations of Earnings Per Share of Common Stock,” of the consolidated financial statements of Pepco Holdings, Inc. included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

PEPCO HOLDINGS, INC. (Registrant)

February 18, 2016	By	/s/ JOSEPH M. RIGBY
Joseph M. Rigby Chairman of the Board, President and Chief Executive Officer

POTOMAC ELECTRIC POWER COMPANY (Pepco) (Registrant)

February 18, 2016	By	/s/ DAVID M. VELAZQUEZ
David M. Velazquez, President and Chief Executive Officer

DELMARVA POWER & LIGHT COMPANY (DPL) (Registrant)

February 18, 2016	By	/s/ DAVID M. VELAZQUEZ
David M. Velazquez, President and Chief Executive Officer

ATLANTIC CITY ELECTRIC COMPANY (ACE) (Registrant)

February 18, 2016	By	/s/ DAVID M. VELAZQUEZ
David M. Velazquez, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the above named registrants and in the capacities and on the dates indicated:

/s/ JOSEPH M. RIGBY Joseph M. Rigby	Chairman of the Board, President and Chief Executive Officer of Pepco Holdings, Director of Pepco, DPL and ACE (Principal Executive Officer of Pepco Holdings)	February 18, 2016

/s/ DAVID M. VELAZQUEZ David M. Velazquez	President and Chief Executive Officer of Pepco, DPL and ACE, Director of Pepco and DPL (Principal Executive Officer of Pepco, DPL and ACE)	February 18, 2016

/s/ FRED BOYLE Frederick J. Boyle

Senior Vice President and Chief Financial Officer of Pepco Holdings, Pepco, and DPL, Chief Financial Officer of ACE and Director of Pepco

(Principal Financial Officer of Pepco Holdings, Pepco, DPL and ACE)

February 18, 2016

/s/ RONALD K. CLARK Ronald K. Clark	Vice President and Controller of Pepco Holdings, Pepco and DPL and Controller of ACE (Principal Accounting Officer of Pepco Holdings, Pepco, DPL and ACE)	February 18, 2016

Signature	Title	Date

/s/ PAUL M. BARBAS	Director, Pepco Holdings	February 18, 2016
Paul M. Barbas

/s/ J.B. DUNN	Director, Pepco Holdings	February 18, 2016
Jack B. Dunn, IV

/s/ H. RUSSELL FRISBY, JR.	Director, Pepco Holdings	February 18, 2016
H. Russell Frisby, Jr.

/s/ T. C. GOLDEN	Director, Pepco Holdings	February 18, 2016
Terence C. Golden

/s/ BARBARA J. KRUMSIEK	Director, Pepco Holdings	February 18, 2016
Barbara J. Krumsiek

/s/ LAWRENCE C. NUSSDORF	Director, Pepco Holdings	February 18, 2016
Lawrence C. Nussdorf

/s/ PATRICIA A. OELRICH	Director, Pepco Holdings	February 18, 2016
Patricia A. Oelrich

/s/ LESTER P. SILVERMAN	Director, Pepco Holdings	February 18, 2016
Lester P. Silverman

/s/ KEVIN C. FITZGERALD	Director, Pepco and DPL	February 18, 2016
Kevin C. Fitzgerald

/s/ CHARLES R. DICKERSON	Director, Pepco	February 18, 2016
Charles R. Dickerson

/s/ WILLIAM M. GAUSMAN	Director, Pepco	February 18, 2016
William M. Gausman

/s/ MICHAEL J. SULLIVAN	Director, Pepco	February 18, 2016
Michael J. Sullivan

INDEX TO EXHIBITS FILED HEREWITH

Exhibit No.	Registrant(s)	Description of Exhibit

4.4	PHI DPL	One Hundred and Fifteenth Supplemental Indenture

10.43	PHI	Form of 2016 Executive and Director Deferred Compensation Plan Executive Deferral Agreement*

10.50	PHI	PHI Named Executive Officer 2016 Compensation Determinations and Other Compensation Information*

12.1	PHI	Statements Re: Computation of Ratios

12.2	Pepco	Statements Re: Computation of Ratios

12.3	DPL	Statements Re: Computation of Ratios

12.4	ACE	Statements Re: Computation of Ratios

21	PHI	Subsidiaries of the Registrant

23.1	PHI	Consent of Independent Registered Public Accounting Firm

23.2	Pepco	Consent of Independent Registered Public Accounting Firm

23.3	DPL	Consent of Independent Registered Public Accounting Firm

23.4	ACE	Consent of Independent Registered Public Accounting Firm

31.1	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	PHI	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

31.3	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.4	Pepco	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

31.5	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.6	DPL	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

31.7	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.8	ACE	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

99	PHI	Audit Committee Policy on the Approval of Services Provided By the Independent Auditor

101. INS	PHI Pepco DPL ACE	XBRL Instance Document

101. SCH	PHI Pepco DPL ACE	XBRL Taxonomy Extension Schema Document

101. CAL	PHI Pepco DPL ACE	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Registrant(s)	Description of Exhibit

101. DEF	PHI Pepco DPL ACE	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	PHI Pepco DPL ACE	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	PHI Pepco DPL ACE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

INDEX TO EXHIBITS FURNISHED HEREWITH

32.1	PHI	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2	Pepco	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.3	DPL	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.4	ACE	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350